Form 10-Q
period 1995-09-30
HARRIS & HARRIS GROUP INC /NY/
filed 1995-11-14
CIK 893739

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-Q

(Mark One)

 _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                                     or

 __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from             to
                              -------------  -----------

Commission File Number  0-11576

                           Harris & Harris Group, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 New York                           13-3119827
   -------------------------------               -------------------
   (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)                Identification No.)


                             One Rockefeller Plaza
                                   Suite 1430
                            New York, New York 10020
                    ----------------------------------------
                    (Address of principal executive offices)

                                (212) 332-3600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_   No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.01 per share, outstanding on October 25, 1995 was 10,333,902.


Harris & Harris Group, Inc.
Form 10-Q,  September 30, 1995

                              TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                   Page Number

Item 1. Financial Statements

Statement of Assets and Liabilities. . . . . . . . . . . . . . . .       2

Statement of Operations. . . . . . . . . . . . . . . . . . . . . .       3

Statement of Cash Flows. . . . . . . . . . . . . . . . . . . . . .       4

Statement of Changes in Net Assets . . . . . . . . . . . . . . . .       5

Schedule of Investments. . . . . . . . . . . . . . . . . . . . . .  6 - 13

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . 14 - 18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition. . . . . . . . . . . . . . . . . . . . . . . .      19

Results of Operations. . . . . . . . . . . . . . . . . . . . . . .      20

Liquidity and Capital Resources. . . . . . . . . . . . . . . . . .      21

Risks. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . .      22
Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . .      22
Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . .      22
Item 4. Submission of Matters to a Vote of Security Holders. . . .      22
Item 5. Other Information. . . . . . . . . . . . . . . . . . . . .      22
Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . .      22
Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . .      23
Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      24


Harris & Harris Group, Inc.
Form 10-Q,  September 30, 1995


PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

     The information furnished in the accompanying financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented.

     On June 30, 1994, the Company's shareholders approved a proposal to allow the Company to make an election to become a Business Development Company ("BDC") under the Investment Company Act of 1940, as amended. The Company made such election on July 26, 1995. The accompanying financial statements represent the Company's first filing as a BDC. Certain information and disclosures normally included in the financial statements in accordance with generally accepted accounting principles have been condensed or omitted as permitted by Regulation S-X and Regulation S-K. It is suggested that the accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1994 contained in the Company's 1994 Annual Report.

                      STATEMENT OF ASSETS AND LIABILITIES



                                    ASSETS

                                        September 30, 1995  December 31, 1994
                                               (Unaudited)          (Audited)
Investments, at value
  (See accompanying schedule of
  investments and notes). . . . . . .         $ 35,068,419       $ 26,034,803
Cash. . . . . . . . . . . . . . . . .              172,374            221,457
Receivable from brokers . . . . . . .              896,370          4,041,391
Interest receivable . . . . . . . . .              318,324             73,326
Notes receivable. . . . . . . . . . .                    0             54,664
Taxes receivable. . . . . . . . . . .              918,938          1,257,903
Prepaid expenses. . . . . . . . . . .               24,530             65,220
Other assets. . . . . . . . . . . . .              351,542            295,309
                                               -----------        -----------
Total assets. . . . . . . . . . . . .         $ 37,750,497       $ 32,044,073
                                               ===========        ===========


                         LIABILITIES & NET ASSETS


Accounts payable and
  accrued liabilities . . . . . . . .         $    311,278       $    365,261
Deferred rent . . . . . . . . . . . .               62,200             58,859
Deferred income tax liability (Note 6)           1,042,734            309,151
                                               -----------        -----------
Total liabilities . . . . . . . . . .            1,416,212            733,271
                                               -----------        -----------
Commitments and contingencies (Note 7)
Net assets. . . . . . . . . . . . . .         $ 36,334,285       $ 31,310,802
                                               ===========        ===========

Net assets are comprised of:
Preferred stock, $0.10 par value,
   2,000,000 shares authorized;
   none issued. . . . . . . . . . . .         $          0       $          0
Common stock, $0.01 par value,
   25,000,000 shares authorized;
   10,333,902 issued and 10,333,902
   outstanding at 9/30/95
   and 9,841,099 issued and 9,136,747
   outstanding at 12/31/94. . . . . .              103,339             98,411
Additional paid in capital. . . . . .           15,397,385         11,543,948
Accumulated net realized income . . .           18,538,288         19,090,309
Accumulated unrealized appreciation
   of investments, net of deferred
   tax liability of $1,177,983 at
   9/30/95 and $613,055 at 12/31/94. .           2,295,273          1,246,124
Treasury stock, at cost
   (0 at 9/30/95; 704,352 shares
   at 12/31/94). . . . . . . . . . . .                   0          (557,707)
Reserve for restricted stock award
   (Note 3). . . . . . . . . . . . . .                   0          (110,283)
                                               -----------        -----------

Net assets . . . . . . . . . . . . . .        $ 36,334,285       $ 31,310,802
                                               ===========        ===========

Shares outstanding . . . . . . . . . .          10,332,902          9,136,747
                                               -----------        -----------

Net asset value per outstanding share         $       3.52       $       3.43
                                               ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                           STATEMENT OF OPERATIONS
                                 (UNAUDITED)

                                        Nine Months Ended  Three Months Ended
                                       September 30, 1995  September 30, 1995
Investment income:
  Interest from:
    Fixed-income securities  . . . .         $    754,706        $    262,015
    Unaffiliated companies . . . . .                1,004                   0
  Dividend income--Unaffiliated
    companies. . . . . . . . . . . .                8,436                   0
  Other income . . . . . . . . . . .                1,782                   0
                                              -----------         -----------
    Total income . . . . . . . . . .              765,928             262,015
Expenses:
  Salaries and benefits. . . . . . .            1,137,926             376,545
  Administration and operations. . .              305,504              91,347
  Professional fees. . . . . . . . .              283,117             133,027
  Depreciation and amortization. . .              155,980              15,000
  Rent . . . . . . . . . . . . . . .               87,391              29,797
  Directors' fees and expenses . . .               25,793              12,907
  Custodian fees . . . . . . . . . .                9,704               3,326
                                              -----------         -----------
    Total expenses . . . . . . . . .            2,005,415             661,949
                                              -----------         -----------
  Operating loss before income taxes          (1,239,487)           (399,934)
  Income tax benefit (Note 6). . . .              690,449             103,523
                                              -----------         -----------
Net operating loss . . . . . . . . .            (549,038)           (296,411)

Net realized gain (loss) on investments:
  Realized (loss) gain on sale of
    investments. . . . . . . . . . .              (4,589)             200,895
                                              -----------         -----------
    Total realized (loss) gain . . .              (4,589)             200,895
  Income tax benefit (provision)
    (Note 6) . . . . . . . . . . . .                1,606            (70,313)
                                              -----------         -----------
  Net realized gain (loss) on
    investments. . . . . . . . . . .              (2,983)             130,582
                                              -----------         -----------
Net realized loss. . . . . . . . . .            (552,021)           (165,829)
                                              -----------         -----------

Net increase (decrease) in unrealized
appreciation on investments:
  Increase as a result of investment
    sales. . . . . . . . . . . . . .              291,277                   0
  Decrease on investments held . . .            (456,185)           (709,516)
  Increase on investments held . . .            1,778,984             856,888
                                              -----------         -----------
    Total unrealized appreciation
      on investments . . . . . . . .            1,614,076             147,372
  Income tax provision (Note 6). . .            (564,927)            (51,610)
                                              -----------         -----------
  Net increase in unrealized
    appreciation on investments. . .            1,049,149              95,762
                                              -----------         -----------

Net increase (decrease) in net
  assets from operations . . . . . .         $    497,128        $   (70,067)
                                              ===========         ===========

Increase in net assets per
  outstanding share. . . . . . . . .         $       0.05        $       0.00
                                              ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                          STATEMENT OF CASH FLOWS
                               (UNAUDITED)

                                        Nine Months Ended  Three Months Ended
                                       September 30, 1995  September 30, 1995
Cash flows provided (used) by
operating activities:
  Net increase (decrease) in net
    assets resulting from
    operations. . . . . . . . . . .          $    497,128        $   (70,067)
  Adjustments to reconcile increase
    (decrease) in net assets from
    operations to net cash provided
    (used) by operating activities:
    Net realized and unrealized
      gain on investments . . . . .           (1,609,487)           (348,267)
    Deferred income taxes . . . . .               733,583              31,710
    Depreciation and amortization .               155,980              15,000
    Other . . . . . . . . . . . . .                23,340               7,967
    Changes in assets and liabilities:
    Receivable from brokers . . . .             3,145,021           (896,370)
    Prepaid expenses. . . . . . . .                40,690              18,036
    Interest receivable . . . . . .             (244,998)           (156,706)
    Taxes receivable. . . . . . . .               338,965           1,186,366
    Other assets. . . . . . . . . .              (95,335)            (81,929)
    Accounts payable and accrued
      liabilities . . . . . . . . .              (53,983)           (554,636)
    Collection on note receivable .                54,664                   0
    Purchase of fixed assets. . . .               (6,594)             (2,715)
                                              -----------         -----------

  Net cash provided (used) by
    operating activities                        2,978,974           (851,611)

Cash (used) provided by investing activity:

  Net (purchase) sale of short-term
    investments . . . . . . . . . .           (2,610,755)           2,741,867
  Purchase of investments . . . . .           (6,573,485)         (2,844,195)
  Proceeds from sale of investments             1,740,112             896,374
                                              -----------         -----------

  Net cash (used) provided by
    investing activities. . . . . .           (7,444,128)             794,046

Cash flows provided by financing activities:

  Purchase of stock. . . . . . . . .            (646,430)                   0
  Proceeds from exercise of stock
    options. . . . . . . . . . . . .               62,500                   0
  Proceeds from private placement of
    common stock (Note 4). . . . . .            5,000,001                   0
                                              -----------         -----------

  Net cash provided by financing
    activities . . . . . . . . . . .            4,461,071                   0
                                              -----------         -----------

Net decrease in cash . . . . . . . .             (49,083)            (57,565)
Cash at beginning of period. . . . .              221,457             229,939
                                              -----------         -----------
Cash at end of period. . . . . . . .         $    172,374        $    172,374
                                              ===========         ===========

Supplemental disclosures of cash
flow information:
  Income taxes paid. . . . . . . . .         $      8,323        $          0


  The accompanying notes are an integral part of these financial statements.

                      STATEMENT OF CHANGES IN NET ASSETS
                                  (UNAUDITED)

                                        Nine Months Ended  Three Months Ended
                                       September 30, 1995  September 30, 1995
Changes in net assets from operations:

  Net operating loss . . . . . . . .         $  (549,038)        $  (296,411)
  Net realized (loss) gain on
    investments. . . . . . . . . . .              (2,983)             130,582
  Net increase in unrealized
    appreciation on investments
    as a result of sales . . . . . .              189,330                   0
  Net increase in unrealized
    appreciation on investments held              859,819              95,762
                                              -----------         -----------

  Net increase (decrease) in net
    assets resulting from operations              497,128            (70,067)


Capital stock transactions:

  Purchase of stock. . . . . . . . .            (646,430)                   0
  Restricted stock award . . . . . .              110,284                   0
  Proceeds from exercise of
    stock options. . . . . . . . . .               62,500                   0
  Proceeds from private placement
    of common stock  . . . . . . . .            5,000,001                   0
                                              -----------         -----------

  Net increase from capital
    stock transactions . . . . . . .            4,526,355                   0
                                              -----------         -----------

Net increase (decrease)
  in net assets. . . . . . . . . . .            5,023,483            (70,067)
                                              -----------         -----------

Net assets:

  Beginning of period. . . . . . . .           31,310,802          36,404,352
                                              -----------         -----------

  End of period. . . . . . . . . . .         $ 36,334,285        $ 36,334,285
                                              ===========         ===========

  The accompanying notes are an integral part of these financial statements.

                SCHEDULE OF INVESTMENTS SEPTEMBER 30, 1995
                                 (UNAUDITED)

                                          Method of
                                         Valuation (3)    Shares        Value
Investments in Unaffiliated Companies (8)
21.2% of total investments

Publicly-Traded Portfolio (Common Stock
unless noted otherwise)

  Oil and Gas Related -- 1.9%
     CORDEX Petroleums Inc. (1)(5)
     Argentinian oil and gas exploration
     Class A Common Stock. . . . . . . . . . .  (C)    4,052,080 $    673,721

  Biotechnology and Healthcare Related -- 14.9%
     Alliance Pharmaceutical Corporation (1)(4).(C)      100,000    1,085,625
     Charter Medical Corporation (1)(2)(5)(6). .(C)      108,736    2,080,483
     Guilford Pharmaceuticals (1)(4)(7). . . . .(C)      200,000    2,040,000

  Investment Companies -- 0.4%
     Rand Capital Corp.. . . . . . . . . . . . .(C)       21,875      140,273
                                                                  -----------

Total Publicly-Traded Portfolio (cost: $3,447,464) . . . . . . . $  6,020,102


Private Placement Portfolio (Illiquid) -- 4.0%

  CORDEX Petroleums Inc. (1)(2)(5)
     Argentinian oil and gas exploration
     Special Warrants . . . . . . . . . . . . . (C)    1,667,000 $     63,961
  Exponential Business Development Company (1)(2)(4)
     Venture capital partnership
     focused on early stage companies
     Limited partnership interest . . . . . . . (A)       - -          25,000
  Princeton Electronic Billboard, Inc. (1)(2)(5)(7)
     Real time sports and
     entertainment advertising
     4.22% of fully-diluted equity. . . . . . . (B)       24,600      615,000
     Warrants: 43,800 at $12.50 expiring 5/96;
     6,700 at $2.25 expiring 8/97 . . . . . . . (D)       50,500      699,925
                                                                  -----------

Total Private Placement Portfolio (cost: $120,500) . . . . . . . $  1,403,886
                                                                  -----------
Total Investments in
  Unaffiliated Companies (cost: $3,567,964). . . . . . . . . . . $  7,423,988
                                                                  -----------

          The accompanying notes are an integral part of this schedule.

                 SCHEDULE OF INVESTMENTS SEPTEMBER 30, 1995
                                  (UNAUDITED)

                                         Method of       Shares/
                                        Valuation (3)  Principal        Value
Private Placement in Non-Controlled
Affiliates (Illiquid) -- 21.1%

Dynecology Incorporated (1)(2)(5)(7)
  Develops various environmental
  intellectual properties -- Option
  expiring 12/13/98 to purchase at
  $15 per share 135,000 shares of Common
  Stock equaling 18.1% of fully-diluted equity. .(D)     - -     $     65,000
Gel Sciences, Inc. (1)(2)(4)(7)
  Develops engineered response gels
  for controlled release systems
  11.1% of fully-diluted equity
  Series B Preferred Stock and 72,728
  Warrants at $.55 expiring 2/01/00 . . . . . . .(A)   1,181,819      650,000
Harber Brothers Productions, Inc. (1)(2)(4)(7)
  Finances, produces and markets media products
  that combine entertainment, music, learning
  and interactivity -- 18.7% of fully-diluted
  equity Series A Voting Convertible
  Preferred Stock. . . . . . . . . . . . . . . . (A)     967,500      967,500
Highline Capital Management, LLC. (1)(2)(4)(7)
  Organizes and manages investment partnership
  24.9% of fully-diluted equity. . . . . . . . . (A)     - -          500,000
Intaglio, Ltd. (1)(2)
  Manufactures and markets proprietary decorative
  tiles and signs -- 20.24% of fully-diluted
  equity Common Stock . . . . . . . . . . . . . .(B)     565,792    2,263,168
  Warrants at $4.00 expiring 11/28/01 . . . . . .(A)     166,667          167
Micracor, Inc. (1)(2)(5)(7)
  Designs and manufactures advanced solid
  state photonic systems -- 8.9% of fully-diluted
  equity Series F Preferred Stock -- 444,444
  shares and 1,199,999 Warrants at $2.25
  expiring 7/20/99. . . . . . . . . . . . . . . .(A)     - -        1,000,000
Nanophase Technologies Corporation (1)(2)(5)(7)
  Manufactures and markets inorganic crystals
  of nanometric dimensions 5.71% of
  fully-diluted equity Series D Convertible
  Preferred Stock . . . . . . . . . . . . . . . .(A)     562,204      562,204
PHZ Capital Partners Limited Partnership (1)(2)(4)(7)
  Organizes and manages investment partnership. .(A)     - -          720,000
  24.9% fully-diluted interest
  One year 8% note due 9/22/96. . . . . . . . . .(A)   $ 500,000      500,000
Sonex International Corporation (1)(2)(5)
  Manufactures and markets an ultrasonic
  toothbrush for home use 17.8% of fully-diluted
  equity Series A Non-voting Convertible
  Preferred Stock . . . . . . . . . . . . . . . .(D)     588,935      167,963
  Common Stock. . . . . . . . . . . . . . . . . .(D)      34,000        9,697
                                                                  -----------

Total Private Placement Portfolio
  in Non-Controlled Affiliates (cost:  $9,680,707) . . . . . . . $  7,405,699
                                                                  -----------

         The accompanying notes are an integral part of this schedule.

                 SCHEDULE OF INVESTMENTS SEPTEMBER 30, 1995
                                 (UNAUDITED)

                                         Method of
                                        Valuation (3)    Shares       Value
Private Placement Portfolio in
Controlled Affiliates (Illiquid) -- 11.4%

nFX Corporation (1)(2)(5)(7)
  Develops neural-network software
  33.66% of fully-diluted equity
  Series A Voting Convertible Preferred Stock. . .(B)  1,294,288 $  2,888,980
  Series B Voting Convertible Preferred Stock. . .(B)    492,800    1,099,979
                                                                  -----------

Total Private Placement Portfolio
  in Controlled Affiliates (cost: $2,096,720). . . . . . . . . . $  3,988,959
                                                                  -----------

U.S. Government Obligations -- 46.3%

U.S. Treasury Bill dated 4/13/95 due date
  10/12/95 -- 5.9% yield . . . . . . . . . . . . .(A)            $  2,624,192
U.S. Treasury Bill dated 11/17/94 due date
  11/16/95 -- 5.9% yield . . . . . . . . . . . . .(A)               4,372,145
U.S. Treasury Bill dated 06/22/95 due date
  12/21/95 -- 5.5% yield . . . . . . . . . . . . .(A)               2,189,712
U.S. Treasury Bill dated 01/5/95 due date
  03/14/96 -- 5.4% yield . . . . . . . . . . . . .(A)                 973,661
U.S. Treasury Bill dated 07/28/95 due date
  01/25/96 -- 5.6% yield . . . . . . . . . . . . .(A)               1,361,992
U.S. Treasury Bill dated 05/14/95 due date
  05/02/96 -- 5.9% yield . . . . . . . . . . . . .(A)               4,728,071
                                                                  -----------

Total Investments in U.S. Government Obligations
  (cost: $16,249,773). . . . . . . . . . . . . . . . . . . . . . $ 16,249,773
                                                                  -----------

Total Investments -- 100% (cost: $31,595,163). . . . . . . . . . $ 35,068,419
                                                                  ===========

         The accompanying notes are an integral part of this schedule.

                   SCHEDULE OF INVESTMENTS SEPTEMBER 30, 1995
                                (UNAUDITED)


Notes to Schedule of Investments

(1) Represents a non-income producing security. Equity investments that have not paid dividends within the last twelve months are considered to be non-income producing.
(2)   Legal restrictions on sale of investment.
(3) See Footnote to Schedule of Investments for a description of the Methods of Valuation A to L.
(4) These investments were made during 1995. Accordingly the amounts shown on the schedule represent the gross additions in 1995.
(5) No activity occurred in these investments during the nine months ended September 30, 1995.
(6)   Formerly National Mentor, Inc.
(7) These investments are in development stage companies. A development stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either has not yet commenced its planned principal operations or has commenced such operations but has not realized significant revenue from them.
(8) The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $3,675,641. The gross unrealized appreciation based on tax cost for these securities is $3,748,347.

     The accompanying notes are an integral part of this schedule.

                      FOOTNOTE TO SCHEDULE OF INVESTMENTS


ASSET VALUATION POLICY GUIDELINES

  The Company's investments can be classified into five broad categories for valuation purposes:

       1) EQUITY-RELATED SECURITIES

       2) INVESTMENTS IN INTELLECTUAL PROPERTY OR PATENTS OR RESEARCH AND DEVELOPMENT IN TECHNOLOGY OR PRODUCT DEVELOPMENT

       3) LONG-TERM FIXED-INCOME SECURITIES

       4) SHORT-TERM FIXED-INCOME INVESTMENTS

       5) ALL OTHER INVESTMENTS

  The Investment Company Act of 1940, as amended (the "1940 Act"), requires periodic valuation of each investment in the Company's portfolio to determine net asset value. Under the 1940 Act, unrestricted securities with readily available market quotations are to be valued at the current market value; all other assets must be valued at "fair value" as determined in good faith by or under the direction of the Board of Directors.

  The Company's Board of Directors is responsible for 1) determining overall valuation guidelines and 2) ensuring the valuation of investments within the prescribed guidelines.

  The Company's Investment and Valuation Committee, comprised of at least three or more Board members, is responsible for reviewing and approving the valuation of the Company's assets within the guidelines established by the Board of Directors.

  Fair value is generally defined as the amount that an investment could be sold for in an orderly disposition over a reasonable time. Generally, to increase objectivity in valuing the assets of the Company, external measures of value, such as public markets or third-party transactions are utilized whenever possible. Valuation is not based on long-term work-out value, nor immediate liquidation value, nor incremental value for potential changes that may take place in the future.

  Valuation assumes that, in the ordinary course of its business, the Company will eventually sell its investment.

  The Company's valuation policy with respect to the five broad investment categories is as follows:

EQUITY-RELATED SECURITIES

  Equity-related securities are carried at fair value using one or more of the following basic methods of valuation:

  A. Cost:  The cost method is based on the original cost to the Company.
This method is generally used in the early stages of a company's development until significant positive or negative events occur subsequent to the date of the original investment that dictate a change to another valuation method. Some examples of such events are: l) a major recapitalization; 2) a major refinancing; 3) a significant third-party transaction; 4) the development of a meaningful public market for the company's common stock; 5) material positive or negative changes in the company's business.

  B. Private Market: The private market method uses actual third-party transactions in the company's securities as a basis for valuation, using actual, executed, historical transactions in the company's securities by responsible third parties. The private market method may also use, where applicable, unconditional firm offers by responsible third parties as a basis for valuation.

  C. Public Market:   The public market method is used when there is an
established public market for the class of the company's securities held by the Company. The Company discounts market value for securities that are subject to significant legal, contractual or practical restrictions. Other securities, for which market quotations are readily available, are carried at market value as of the time of valuation.

  Market value for securities traded on securities exchanges or on the NASDAQ National Market System is the last reported sales price on the day of valuation; other securities traded in the over-the-counter market and listed securities for which no sale was reported on that day is the mean of the closing bid price and asked price on that day.

  This method is the preferred method of valuation when there is an established public market for a company's securities, as that market provides the most objective basis for valuation.

  D. Analytical Method: The analytical method is generally used to value an investment position when there is no established public or private market in the company's securities or when the factual information available to the Company dictates that an investment should no longer be valued under either the cost or private market method. This valuation method is inherently imprecise and ultimately the result of reconciling the judgments of the Company's Investment and Valuation Committee members, based on the data available to them. The resulting valuation, although stated as a precise number, is necessarily within a range of values that vary depending upon the significance attributed to the various factors being considered. Some of the factors considered may include the financial condition and operating results of the company, the long-term potential of the business of the company, the values of similar securities issued by companies in similar businesses, the proportion of the company's securities owned by the Company and the nature of any rights to require the company to register restricted securities under applicable securities laws.

INVESTMENTS IN INTELLECTUAL PROPERTY OR PATENTS OR RESEARCH AND DEVELOPMENT IN TECHNOLOGY OR PRODUCT DEVELOPMENT

  Such investments are carried at fair value using the following basic methods of valuation:

  E. Cost:  The cost method is based on the original cost to the Company.
Such method is generally used in the early stages of commercializing or developing intellectual property or patents or research and development in technology or product development until significant positive or adverse events occur subsequent to the date of the original investment that dictate a change to another valuation method.

  F. Private Market: The private market method uses actual third-party investments in intellectual property or patents or research and development in technology or product development as a basis for valuation, using actual executed historical transactions by responsible third parties. The private market method may also use, where applicable, unconditional firm offers by responsible third parties as a basis for valuation.

  G. Analytical Method: The analytical method is used to value an investment after analysis of the best available outside information where the factual information available to the Company dictates that an investment should no longer be valued under either the cost or private market method. This valuation method is inherently imprecise and ultimately the result of reconciling the judgments of the Company's Investment and Valuation Committee members. The resulting valuation, although stated as a precise number, is necessarily within a range of values that vary depending upon the significance attributed to the various factors being considered. Some of the factors considered may include the results of research and development, product development progress, commercial prospects, term of patent and projected markets.

LONG-TERM FIXED-INCOME SECURITIES

  H. Fixed-Income Securities for which market quotations are readily available are carried at market value as of the time of valuation using most recent bid quotations when available.

  Securities for which market quotations are not readily available are carried at fair value using one or more of the following basic methods of valuation:

  I. Fixed-Income Securities are valued by independent pricing services that provide market quotations based primarily on quotations from dealers and brokers, market transactions, and other sources.

  J. Other Fixed-Income Securities that are not readily marketable are valued at fair value by the Investment and Valuation Committee.

SHORT-TERM FIXED-INCOME INVESTMENTS

  K. Short-Term Fixed-Income Investments are valued at market value at the time of valuation. Short-term debt with remaining maturity of 60 days or less is valued at amortized cost.

ALL OTHER INVESTMENTS

  L. All Other Investments are reported at fair value as determined in good faith by the Investment and Valuation Committee.

  The reported values of securities for which market quotations are not readily available and for other assets reflect the Investment and Valuation Committee's judgment of fair values as of the valuation date using the outlined basic methods of valuation. They do not necessarily represent an amount of money that would be realized if the securities had to be sold in an immediate liquidation. The Company makes many of its portfolio investments with the view of holding them for a number of years, and the reported value of such investments may be considered in terms of disposition over a period of time. Thus valuations as of any particular date are not necessarily indicative of amounts that may ultimately be realized as a result of future sales or other dispositions of investments held.

                     NOTES TO FINANCIAL STATEMENTS
                              (UNAUDITED)


NOTE 1.  THE COMPANY

     On July 31, 1992, Harris & Harris Group, Inc. (the "Company") filed with the Securities and Exchange Commission (the "Commission") a notification of registration under Section 8(a) of the Investment Company Act of 1940, as amended, (the "1940 Act"), and registered as a closed-end, non-diversified investment company. The Company commenced operations as an investment company at the close of business on September 30, 1992 and, accordingly, revalued all of its assets and liabilities at fair value. The Company operates as an internally managed investment company whereby its officers and employees, under the general supervision of its Board of Directors, conduct its operations.

     On June 30, 1994, the Company's shareholders approved a proposal to allow the Company to make an election to become a Business Development Company ("BDC") under the 1940 Act. The Company made such election on July 26, 1995.

     Prior to September 30, 1992, the Company was registered and filed under the reporting requirements of the Securities and Exchange Act of 1934 as an operating company.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of significant accounting policies followed in the preparation of the financial statements:

     Portfolio Investment Valuations. Investments are stated at "fair value" as defined in the 1940 Act and in the applicable regulations of the Commission. All assets are valued at fair value as determined in good faith by, or under the direction of, the Board of Directors. See the Asset Valuation Policy Guidelines in the Footnote to Schedule of Investments.

     Securities Transactions. Securities transactions are accounted for on the date the securities are purchased or sold (trade date); dividend income is recorded on the ex-dividend date; and interest income is accrued as earned. Realized gains and losses on investment transactions are determined on the first-in first-out basis for financial reporting and tax basis.

     Income Taxes. The Company records income taxes using the liability method in accordance with the provision of Statement of Financial Accounting Standards No. 109. Accordingly, deferred tax liabilities have been established to reflect temporary differences between the recognition of income and expense for financial reporting and tax purposes, the most significant difference of which relates to the Company's unrealized appreciation on investments.

     Reclassifications. Certain reclassifications have been made to the December 31, 1994 financial statements to conform to the September 30, 1995 presentation.

NOTE 3.  STOCK OPTION PLAN AND WARRANTS OUTSTANDING

  On August 3, 1989, the shareholders of the Company approved the 1988 Long Term Incentive Compensation Plan. On June 30, 1994, the shareholders of the Company approved various amendments to the 1988 Long Term Incentive Compensation Plan: 1) to conform to the provisions of a business development company, which allow for the issuance of stock options to qualified participants; 2) to increase the reserved shares under the amended plan; 3) to call the plan the 1988 Stock Option Plan, as Amended and Restated (the "1988 Plan"); and 4) to make various other amendments. On October 20, 1995, the shareholders of the Company approved an amendment to the 1988 Plan authorizing automatic 20,000 share grant of non-qualified stock options to certain non-employee directors of the Company. This amendment is subject to the receipt of an exemptive order from the Securities and Exchange Commission.

  Under the 1988 Plan, the number of shares of common stock of the Company reserved for issuance is equal to 20% of the outstanding shares of common stock of the Company at the time of grant. However, so long as warrants, options, and rights issued to persons other than the Company's directors, officers, and employees at the time of grant remain outstanding, the number of reserved shares under the 1988 Plan may not exceed 15% of the outstanding shares of common stock of the Company at the time of grant, subject to certain adjustments.

  The 1988 Plan provides for the issuance of incentive stock options and non-qualified stock options to eligible employees as determined by a committee
(the "Committee") composed of three non-employee directors. The Committee also has the authority to construe and interpret the 1988 Plan; to establish rules for the administration of the 1988 Plan; and, subject to certain limitations, to amend the terms and conditions of any outstanding awards. Options may be exercised for up to 10 years from the date of grant at prices not less than the fair market value of the Company's common stock at the date of grant. The 1988 Plan provides that payment by the optionee upon exercise of an option may be made using cash or Company stock held by the optionee.

  The following table summarizes changes in outstanding stock options under the 1988 Plan:

                                                             Option Exercise
                                           Number of Shares  Price Per Share
Outstanding at December 31, 1994                    678,102  $ 1.1875 - 3.750
Issued                                              740,000             5.375
Canceled                                                  0                 0
Exercised                                           370,102  $ 1.2500 - 2.500
                                                 ----------
Outstanding at September 30, 1995                 1,048,000  $ 1.1875 - 5.375
                                                 ==========

     On June 30, 1995 pursuant to the 1988 Plan, the Company issued 136,454 common shares under two restricted stock awards, which vested on such date, net of shares withheld to fulfill tax obligations.

     During the three months ended September 30, 1995, the Chairman of the Company exercised a total of 173,349 stock options, at an average price of $1.87, by exchanging 64,703 shares of the Company's stock owned by him.

     As of September 30, 1995, there were outstanding warrants to purchase 343,763 shares of common stock at a price of $2.0641 per share expiring in 1999.


NOTE 4.  CAPITAL STOCK TRANSACTIONS

     On May 18, 1995, the Company completed a private placement to subsidiaries of American Bankers Insurance Group, of $5,000,001 of its unregistered common stock, or 1,075,269 shares at $4.65 per share, which was the average closing price of Harris & Harris Group on the NASDAQ National Market System during the prior ten trading days. As part of the transaction, American Bankers has been granted certain registration rights and has executed a standstill agreement. This transaction was approved by the Board of Directors of the Company and is in lieu of the private placement of 10-year debt and 10-year common stock purchase warrants announced on August 17, 1994.

NOTE 5.  EMPLOYEE BENEFITS

     As of August 15, 1990, the Company entered into non-competition, employment and severance contracts with its Chairman, Charles E. Harris, and with its Executive Vice President, C. Richard Childress, pursuant to which they are to receive compensation in the form of salaries and other benefits. These contracts were amended on June 30, 1992, January 3, 1993, and June 30, 1994. The term of the contracts expires on December 31, 1999.

     Base salaries are to be increased annually to reflect inflation and in addition may be increased by such amounts as the Board of Directors of the Company (the "Board") deems appropriate.

     In addition, Messrs. Harris and Childress are entitled under certain circumstances to receive severance pay under the employment and severance contracts.

     As of January 1, 1989, the Company adopted an employee benefits program covering substantially all employees of the Company under a 401(k) Plan and Trust Agreement. The Company's contributions to the plan are determined by the Compensation Committee in the fourth quarter. As such contributions are indeterminable until then, no accruals are made in prior periods.

     On June 30, 1994, the Company adopted a plan to provide medical and health insurance for retirees, their spouses and dependents who, at the time of their retirement, have ten years of service with the Company and have attained 50 years of age or have attained 45 years of age and have 15 years of service with the Company. The coverage is secondary to any government provided or subsequent employer provided health insurance plans. Based upon actuarial estimates, the Company provided a reserve of $176,520 that was charged to operations for the period ending June 30, 1994 for estimated future benefits under the described plan.


NOTE 6.  INCOME TAXES

     The Company is not entitled to the tax treatment available to regulated investment companies under Subchapter M of the Internal Revenue Code. Accordingly, for federal and state income tax purposes, the Company is taxed at statutory corporate rates on its income, which enables the Company to offset any future net operating losses against prior year's net income.

     For the nine months ended and three months ended September 30, 1995, the Company's income tax benefit was allocated as follows:

                                                   Nine months   Three months
                                                 ended 9/30/95  ended 9/30/95
      Investment operations. . . . . . . . . .      ($690,449)     ($103,523)
      Realized (loss) gain on investments. . .         (1,606)         70,313
      Increase in unrealized appreciation on
        investments. . . . . . . . . . . . . .         564,927         51,610
                                                    ----------     ----------
      Total income tax (benefit) provision . .      ($127,128)      $  18,400
                                                    ==========     ==========

     The above tax benefit consists of the following:

                                                   Nine months   Three months
                                                 ended 9/30/95  ended 9/30/95
      Current -- Federal . . . . . . . . . . .      ($860,710)      ($13,309)
      Deferred -- Federal. . . . . . . . . . .         733,582         31,709
                                                    ----------      ---------
      Total income tax (benefit) provision . .      ($127,128)       $ 18,400
                                                    ==========      =========

     The effective tax rate differs from the Federal statutory rate primarily as a result of tax deductable expenses not allowed for book.

     The Company's deferred tax liability at September 30, 1995 consists of the following:

      Unrealized appreciation on investments. .    $ 1,177,983
      Medical retirement benefits . . . . . . .       (61,782)
      Other . . . . . . . . . . . . . . . . . .       (73,467)
                                                   -----------
      Net deferred income tax liability . . . .    $ 1,042,734
                                                   ===========

NOTE 7.  COMMITMENTS AND CONTINGENCIES

     During 1993, the Company signed a ten-year lease with sublet provisions
for its office space.   Rent expense under this lease for the three and nine
months ended September 30, 1995, amounted to $29,797 and $87,391, respectively. Future minimum lease payments in each of the following years are: 1996 -- $154,203; 1997 -- $164,484; 1998 -- $168,768; 1999 -- $176,030; 2000 --
$178,560; thereafter $459,067.

     The Company has guaranteed a three-year lease obligation for office space of one of its investees, Highline Capital Management LLC. (approximately $21,000 per annum).

     In December 1993, the Company and MIT announced the establishment by the Company of the Harris & Harris Group Senior Professorship at MIT. Prior to the arrangement for the establishment of this Professorship, the Company had made gifts of stock in start-up companies to MIT. These gifts, together with the contribution of $700,000 in cash in 1993, which was expensed by the Company in 1993, were used to establish this named chair.

     The Company contributed to MIT $3,280, $20,000 and $20,000 in 1993,
1994, and 1995 year to date, respectively. These amounts represent the cost basis to the Company of the securities donated. These contributions will be applied to the MIT Pledge at their market value at the time the shares become publicly traded or otherwise monetized in a commercial transaction and are free from restriction as to sale by MIT.

     At September 30, 1995, the Company would have to fund additional cash and/or property that would have to be valued at a total of $756,720 by December, 1998 in order for the Senior Professorship to become permanent.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     At September 30, 1995, the Company's total assets and net assets were respectively, $37,750,497 and $36,334,285, versus $38,335,522 and $36,404,352 at June 30, 1995 and $32,044,073 and $31,310,802 at December 31, 1994.  Until
the Company became a BDC, it reported results only semi-annually. Thus financial information for September 30, 1994 is not available. Net asset value per share was $3.52 at September 30, 1995, versus $3.56 at June 30, 1995 and $3.43 at December 31, 1994.

     The Company's financial condition is affected by the business success of its investee companies. The Company has and expects to continue to invest a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth and have not attained profitability or have no history of operations. At September 30, 1995, 33.7 percent of the Company's $38 million in total assets consisted of investments at fair value in private businesses, of which net unrealized appreciation was $0.8 million. At December 31, 1994, 35 percent of the Company's $32 million in total assets consisted of investments at fair value in private businesses, of which net unrealized appreciation was $2.1 million. The Company's total investment portfolio also includes cash and marketable securities. Currently, a portion of the Company's holdings in marketable securities have venture-capital characteristics.

     A summary of the Company's investment portfolio is as follows:

                             September 30, 1995  December 31, 1994
Investments, at cost               $ 31,595,163       $ 24,175,624
Unrealized appreciation            $  3,473,256       $  1,859,179
                                    -----------        -----------
Investments, at fair value         $ 35,068,419       $ 26,034,803

     Following an initial investment in a private company, the Company may make additional investments in such investee in order to increase its ownership percentage, to exercise warrants or options that were acquired in a prior financing, to preserve the Company's proportionate ownership in a subsequent financing or in attempt to preserve or enhance the value of the Company's investment. Such additional investments are referred to as "follow-on" investments. There can be no assurance that the Company will make follow-on investments or have sufficient funds to make additional investments. The failure to make such follow-on investments could jeopardize the viability of the investee company and the Company's investment or could result in a missed opportunity for the Company to participate to a greater extent in an investee's successful operations. The Company attempts to maintain adequate liquid capital to be in a position to make follow-on investments in its private investee portfolio companies. The Company may elect not to make a follow-on investment either because it does not want to increase its concentration of risk or because it prefers other opportunities, even if the follow-on investment opportunity appears attractive.


     The following table is a summary of the cash investment changes in the Company's private placement portfolio during the nine months ended September 30, 1995:

                                            Amount
Harber Brothers Productions, Inc. (1)   $   967,500
Gel Sciences, Inc. (1)                      650,000
Highline Capital Management (1)             500,000
Intaglio, Ltd. (2)                          209,836
PHZ Capital Partners (1)                  1,220,000
                                         ----------
                                        $ 3,547,336
                                         ==========

(1) New investee company
(2) Addition to existing investment in an investee company


Results of Operations

Investment Income and Expenses:

     For the nine months ended September 30, 1995, investment income totaled $765,928, while operating expenses totaled $2,005,415, resulting in a operating loss before income taxes of $1,239,487. The Company has in the past relied, and continues to rely to a large extent, upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses. Because such sales cannot be predicted with certainty, the Company attempts to maintain adequate working capital to provide for fiscal periods when there are no such sales.

Realized Gains and Losses on Sales of Portfolios Securities:

     During the nine months ended September 30, 1995, the Company sold various public securities realizing a net capital loss of $4,589.

Unrealized Appreciation and Depreciation of Portfolio Securities:


     Net unrealized appreciation on investments increased $1,614,076 during the nine months ended September 30, 1995, from $1,859,179 to $3,473,256, owing primarily to increased valuations for Cordex Petroleums, Inc., Intaglio, Ltd., Alliance Pharmaceutical Corporation, Guilford Pharmaceuticals, Inc. and Charter Medical Corporation, offset by the decreased valuation of Sonex International Corporation.

Liquidity and Capital Resources

     The Company reported total cash, receivables and marketable securities (the primary measure of liquidity) at September 30, 1995 of $24,639,841, versus $25,823,131 at June 30, 1995 and $20,465,118 at December 31, 1994. The
Company's liquidity was increased by a $5,000,001 private placement of 1,075,269 shares of the Company's unregistered common stock with subsidiaries of American Bankers Insurance Group, Inc. on May 18, 1995. Management believes that its cash, receivables and marketable securities provide it with sufficient liquidity for its operations.


Risks

     Pursuant to Section 64 (b) (1) of the Investment Company Act of 1940, a business development company is required to describe the risk factors involved in an investment in the securities of such company due to the nature of the company's investment portfolio. There are significant risks inherent in the registrant's venture capital business. The Company has invested and will continue to invest a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth and have not attained profitability or have no history of operations. Because of the speculative nature and the lack of public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Company expects that some of its venture capital investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize that potential. The Company has and shall continue to be risk seeking rather than risk adverse in its approach to its venture capital and other investments. Neither the Company's investments nor an investment in the Company is intended to constitute a balanced investment program. The Company does not currently intend to pay cash dividends. The Company has in the past relied and continues to rely to a large extent upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
     None

Item 2. Changes in Securities
     None

Item 3. Defaults Upon Senior Securities
     None

Item 4. Submission of Matters to a Vote of Security Holders
     None

Item 5. Other Information
     None

Item 6. Exhibits and Reports on Form 8-K
     (a) See Exhibit Index for Exhibits to the Form 10Q.
     (b) None

                               EXHIBIT INDEX

Item Number (of Item 601 of Regulation S-K)

27. Financial Data Schedule

                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its hehalf by the undersigned, thereunto duly authorized.

                              Harris & Harris Group, Inc.


                              By: /s/ Rachel M. Pernia
                                 ----------------------
                              Rachel M. Pernia, Vice President,
                              Treasurer, Controller and Principal
                              Accounting Officer


Date: November 14, 1995
                                   23