Form 10-K
period 1995-12-31
HARRIS & HARRIS GROUP INC /NY/
filed 1996-03-29
CIK 893739

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  Form 10-K

                    Annual Report Pursuant to Section 13
               or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                         Commission File No. 0-11576
December 31, 1995

                          HARRIS & HARRIS GROUP, INC.
-----------------------------------------------------------------------------
             (Exact name of registrant specified in its charter)

          New York                                      13-3119827
--------------------------------           -----------------------------------
(State or other jurisdiction of            (I.R.S. EmployerIdentification No.)
 incorporation or organization)

One Rockefeller Plaza, Rockefeller Center, New York, New York        10020
--------------------------------------------------------------     ---------
          (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code   (212) 332-3600
                                                   -------------------

     Securities registered pursuant to Section 12(b) of the Act:

                                   None

     Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock $ .01 par value
----------------------------------------------------------------------------
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X         No
                                  -----          -----

     The aggregate market value of the Common Stock held by non-affiliates of Registrant as of March 15, 1996 was $51,000,204 based on the last sale price as quoted by NASDAQ on such date (only officers and directors are considered affiliates for this calculation).

     As of March 15, 1995, the registrant has 10,333,902 shares of common stock, par value $ .01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                       Part of Form 10K
                                                 ----------------------------
(1)  Annual Report to Shareholders for           Parts I and II; and Part IV,
     the Year Ended December 31, 1995.           Item 14(a) (1) and (2)

(2)  Proxy Statement for Annual Meeting of
     Shareholders to be held April 11, 1996.     Part III


                                TABLE OF CONTENTS

                                                                     Page
PART 1

     Item 1.  Business. . . . . . . . . . . . . . . . . .              1
     Item 2.  Properties. . . . . . . . . . . . . . . . .              7
     Item 3.  Legal Proceedings . . . . . . . . . . . . .              7
     Item 4.  Submission of Matters to a Vote of
                 Security Holders . . . . . . . . . . . .              7

PART II

     Item 5.  Market for Registrant's Common Equity and
                 Related Stockholder Matters. . . . . . .              7
     Item 6.  Selected Financial Data . . . . . . . . . .              8
     Item 7.  Management's Discussion and
                 Analysis of Financial Condition and
                 Results of Operations. . . . . . . . . .              9
     Item 8.  Financial Statements and
                 Supplementary Data . . . . . . . . . . .              9
     Item 9.  Changes in and Disagreements With
                 Accountants of Accounting and
                 Financial Disclosure . . . . . . . . . .              9

PART III

     Item 10. Directors and Executive Officers of the
                 Registrant . . . . . . . . . . . . . . .              9
     Item 11. Executive Compensation. . . . . . . . . . .              9
     Item 12. Security Ownership of Certain Beneficial
                 Owners and Management. . . . . . . . . .              9
     Item 13. Certain Relationships and
                 Related Transactions . . . . . . . . . .             10

PART IV

     Item 14. Exhibits, Financial Statement Schedules and
                 Reports on 8-K . . . . . . . . . . . . .             10

     Signatures . . . . . . . . . . . . . . . . . . . . .             11

     Exhibit Index. . . . . . . . . . . . . . . . . . . .             14



Item 1.     Business

     Harris & Harris Group, Inc. (the "Registrant" or "Company") is a venture capital investment company, operating as a Business Development Company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). The Company's objective is to achieve long-term capital appreciation, rather than current income, from its investments. The Company has invested, and expects to continue to invest, a substantial portion of its assets in private, development stage or start-up companies, and in the development of new technologies in a broad range of industry segments. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth and have not attained profitability or have no history of operations. The Company may also invest, to the extent permitted under the 1940 Act, in publicly-traded securities, including high risk securities as well as investment grade securities. The Company may participate in expansion financing and leveraged buy-out financing of more mature operating companies as well as other investments. As a venture capital company, the Company invests in, and provides managerial assistance to, its private investees which, in its opinion, have significant potential for growth. There is no assurance that the Company's investment objective will be achieved.

     The Registrant was incorporated under the laws of the State of New York in August 1981. Prior to September 30, 1992, the Company was registered and filed under the reporting requirements of the Securities and Exchange Act of 1934 as an operating company. On that date the Company commenced operations as a closed end, non-diversified investment company under the 1940 Act. On July 26, 1995, the Company elected to become a business development company subject to the provision of Sections 55 through 65 of the 1940 Act, as amended by the Small Business Incentive Act of 1980. As a BDC, the Company operates as an internally managed investment company whereby its officers and employees, under the general supervision of its Board of Directors, conduct its operations.

Venture Capital Investments

     The Company has invested, and expects to continue to invest, a substantial portion of its assets in private, development stage or start-up companies. The Company may initially own 100 percent of the securities of a start-up investment for a period of time and may control such company for a substantial period. In connection with its venture capital investments, the Company may be involved in recruiting management, formulating operating strategies, product development, marketing and advertising, assisting in financial plans, as well as providing management in the initial, start-up stages and establishing corporate goals. The Company may assist in raising additional capital for such companies from other potential investors and may subordinate its own investment to that of other investors. The Company may also find it necessary or appropriate to provide additional capital of its own. The Company may introduce such companies to potential joint venture partners, suppliers and customers. In addition, the Company may assist in establishing relationships with investment bankers and other professionals. The Company may also assist with mergers and acquisitions. The Company may derive income from such companies for the performance of any of the above services. Because of the speculative nature of these investments and the lack of any market for such securities, there is significantly greater risk of loss than is the case with traditional investment securities. The Company expects that some of its venture capital investments will be a complete loss or will be unprofitable and that some will appear likely to become successful, but never realize their potential. The Company has been and will continue to be risk seeking rather than risk averse in its approach to its venture capital and other investments.

     The Company may control a company for which it has provided venture capital, or it may be represented on the company's board of directors by one or more of its officers or directors, who may also serve as officers of such a company. Particularly during the early stages of an investment, the Company may in effect be conducting the operations of the company. As a venture company emerges from the developmental stage with greater management depth and experience, the Company expects that its role in the company's operations will diminish. The Company seeks to assist each company in establishing its own independent capitalization, management and board of directors. The Company expects to be able to reduce its active involvement in the management of its investment in those start-up companies that become successful by a liquidity event, such as a public offering or sale of a company.

     The Company has invested and expects to continue to invest a substantial portion of its assets in securities that do not pay interest or dividends and that are subject to legal or contractual restrictions on resale that may adversely affect the liquidity and marketability of such securities.

     The Company expects to make speculative investments that have limited marketability and a greater risk of investment loss than less speculative issues. The Company does not seek to invest in any particular industries or categories of investments.


Intellectual Property

     The Company believes there is a role for organizations that can assist in technology transfer. Scientists and institutions that develop and patent intellectual property increasingly seek the rewards of entrepreneurial commercialization of their inventions, particularly as governmental, philanthropic and industrial funding for research has become harder to obtain. The Company believes that several factors combine to give it a high value-added role to play in the commercialization of technology: its experience in organizing and developing successful new companies; its willingness to invest its own capital at the highest risk, seed stage; its access to high-grade institutional sources of intellectual property; its experience in mergers, acquisitions and divestitures; its access to and knowledge of the capital markets; and its willingness to do as much of the early work as it is qualified to do.

     The Company's form of investment may include: 1) funding of research and development in the development of a technology; 2) obtaining licensing rights to intellectual property or patents; 3) outright acquisition of intellectual property or patents; and 4) formation and funding of companies or joint ventures to commercialize intellectual property. Income from the Company's investments in intellectual property or its development may take the form of participation in licensing or royalty income, fee income, or some other form of remuneration. At some point during the commercialization of a technology, the Company's investment may be transformed into ownership of securities of a development stage or start-up company as discussed above. Investing in intellectual property is highly risky.

Illiquidity of Investments

     Many of the Company's investments consist of securities acquired directly from the issuer in private transactions. They may be subject to restrictions on resale or otherwise be illiquid. The Company does not anticipate that there will be any established trading market for such securities. Additionally, many of the securities that the Company may invest in will not be eligible for sale to the public without registration under the Securities Act of 1933, as amended, which could prevent or delay any sale by the Company of such investments or reduce the amount of proceeds that might otherwise be realized therefrom. Restricted securities generally sell at a price lower than similar securities not subject to restrictions on resale. Further, even if a portfolio company or investee registers its securities and becomes a reporting company under the Securities and Exchange Act of 1934, the Company may be considered an insider by virtue of its board representation and would be restricted in sales of such company's securities.


Managerial Assistance

     The Registrant believes that providing managerial assistance to its investees is critical to its business development activities. "Making available significant managerial assistance" as defined in the 1940 Act with respect to a business development company such as the Registrant means (a) any arrangement whereby a business development company, through its directors, officers, employees or general partners, offers to provide, and if accepted, does so provide, significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company; or (b) the exercise by a business development company of a controlling influence over the management or policies of a portfolio company by a business development company acting individually or as a part of a group acting together which controls such portfolio company. The Registrant is required by the 1940 Act to make significant managerial assistance available at least with respect to investee companies that the Registrant treats as qualifying assets for purposes of the 70% test (see "Regulation"). The nature, timing, and amount of managerial assistance provided by the Registrant vary depending upon the particular requirements of each investee company.

     The Registrant may be involved with its investees in recruiting management, product planning, marketing and advertising and the development of financial plans, operating strategies and corporate goals. In this connection, the Registrant may assist clients in developing and utilizing accounting procedures to efficiently and accurately record transactions in books of account which will facilitate asset and cost control and the ready determination of results of operations. The Registrant also seeks capital for its investees from other potential investors and occasionally subordinates its own investment to those of other investors. The Registrant introduces its investees to potential suppliers, customers and joint venture partners and assists its investees in establishing relationships with commercial and investment bankers and other professionals, including management consultants, recruiters, legal counsel and independent accountants. The Registrant also assists with joint ventures, acquisitions and mergers.

     In connection with its managerial assistance, the Registrant may be represented by one or more of its officers or directors on the board of directors of an investee. As an investment matures and the investee develops management depth and experience, the Registrant's role will become progressively less active. However, when the Registrant owns or on a pro forma basis could acquire a substantial proportion of a more mature investee company's equity, the Registrant remains active in and will frequently initiate planning of major transactions by the investee. The Registrant's goal is to assist each investee company in establishing its own independent and effective board of directors and management.


Need for Follow-On Investments

     Following its initial investment in investees, the Company has made and anticipates that it will continue to make additional investments in such investees as "follow-on" investments, in order to increase its investment in an investee, and may exercise warrants, options or convertible securities that were acquired in the original financing. Such follow-on investments may be made for a variety of reasons including: 1) to increase the Company's exposure to an investee, 2) to acquire securities issued as a result of exercising convertible securities that were purchased in the original financing, 3) to preserve the Company's proportionate ownership in a subsequent financing, or
4) in an attempt to preserve or enhance the value of the Company's investment. There can be no assurance that the Company will make follow-on investments or have sufficient funds to make such investments; the Company will have the discretion to make any follow-on investments as it determines, subject to the availability of capital resources. The failure to make such follow-on investments may, in certain circumstances, jeopardize the continued viability of an investee and the Company's initial investment, or may result in a missed opportunity for the Company to increase its participation in a successful operation.


Competition

     Numerous companies and individuals are engaged in the venture capital business and such business is intensely competitive. Most of the competitors have significantly greater experience, resources and managerial capabilities than the Company and are therefore in a better position than the Company to obtain access to attractive venture capital investments.

Regulation

     The Small Business Investment Incentive Act of 1980 modified the provisions of the 1940 Act that are applicable to a BDC. After filing its election to be treated as a BDC, a company may not withdraw its election without first obtaining the approval of holders of a majority of its outstanding voting securities. The following is a brief description of the 1940 Act, as modified by the Small Business Investment Incentive Act of 1980, and as qualified in its entirety by the reference to the full text of the 1940 Act and the rules thereunder by the Securities and Exchange Commission (the "SEC").

     Generally, to be eligible to elect BDC status, a company must primarily engage in the business of furnishing capital and managerial expertise to companies which do not have ready access to capital through conventional financial channels. Such portfolio companies are termed "eligible portfolio companies." More specifically, in order to qualify as a BDC, a company must
(i) be a domestic company, (ii) have registered a class of its securities or have filed a registration statement with the SEC pursuant to Section 12 of the Exchange Act of 1934; (iii) operate for the purpose of investing in the securities of certain types of portfolio companies, namely, immature or emerging companies and businesses suffering or just recovering from financial distress (see following paragraph); (iv) extend significant managerial assistance to such portfolio companies; (v) have a majority of "disinterested" directors (as defined in the 1940 Act); and (vi) file (or, under certain circumstances, intend to file) a proper notice of election with the SEC.

     An eligible portfolio company generally is a domestic company that is not an investment company and that (i) does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list; (ii) is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or (iii) meets such other criteria as may be established by the SEC. Control under the 1940 Act is presumed to exist where a BDC owns 25% of the outstanding securities of the investee.

     The 1940 Act prohibits or restricts companies subject to the 1940 Act from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the 1940 Act limits the type of certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of acquisition, less than 70% of the value of the Company's assets consist of qualifying assets. Qualifying assets include: (i) securities of companies that were eligible portfolio companies at the time such company acquired their securities; (ii) securities of bankrupt or insolvent companies that were eligible at the time of such company's initial investment in those companies: (iii) securities received in exchange for or distributed in or with respect to any of the foregoing; and (iv) cash items, government securities and high-quality short-term debt. The 1940 Act also places restrictions on the nature of the transactions in which, and the persons for whom, securities can be purchased in order for the securities to be considered qualifying assets. Such restrictions include limiting purchases to transactions not involving a public offering and acquiring securities from either the portfolio company or their officers, directors or affiliates.

     The Company is permitted by the 1940 Act, under specified conditions, to issue multiple classes of senior debt and a single class of preferred stock if its asset coverage, as defined in the 1940 Act, is at least 200% after the issuance of the debt or the preferred stock (i.e., such senior securities may not be in excess of 50% of its net assets). If the value of the Company's assets, as defined, were to increase through the issuance of additional capital stock or otherwise, the Company would be permitted under the 1940 Act to issue senior securities.

     The Company may sell its securities at a price that is below the prevailing net asset value per share only after a majority of its disinterested directors has determined that such sale would be in the best interests of the Company and its stockholders and upon the approval by the holders of a majority of its outstanding voting securities, including a majority of the voting securities held by non-affiliated persons. If the offering of the securities is underwritten, a majority of the disinterested directors must determine in good faith that the price of the securities being sold is not less than a price which closely approximates market value of the securities, less any distribution discount or commission. As defined by the 1940 Act, the term "majority of the Company's outstanding voting securities" means the vote of (i) 67% or more of the Company's Common Stock present at the meeting, if the holders of more than 50% of the outstanding Common Stock are present or represented by proxy, or (ii) more than 50% of the Company's outstanding Common Stock, whichever is less.

     Most of the transactions involving the Company and its affiliates (as well as affiliates of those affiliates) which were prohibited without the prior approval of the Commission under the 1940 Act prior to its amendment by the Small Business Investment Incentive Act are now permissible upon the prior approval of a majority of the Company's independent directors and a majority of the directors having no financial interest in the transactions. However, certain transactions involving certain closely affiliated persons of the Company, including its directors, officers, and employees, may still require the prior approval of the Commission. In general, (i) any person who owns, controls or holds power to vote, more than 5% of the Company's outstanding Common Stock; (ii) any director, executive officer or general partner of that person; and (iii) any person who directly or indirectly controls, is controlled by, or is under common control with, that person, must obtain the prior approval of a majority of the Company's independent directors and, in some situations, the prior approval of the Commission, before engaging in certain transactions involving the Company or any company controlled by the Company. The 1940 Act generally does not restrict transactions between the Company and its portfolio companies. While a BDC may change the nature of its business so as to cease being a BDC (and in connection therewith withdraw its election to be treated as a BDC) only if authorized to do so by a majority vote (as defined in the 1940 Act) of its outstanding voting securities, stockholder approval of changes in other fundamental investment policies of a BDC is not required (in contrast to the general 1940 Act requirement, which requires stockholder approval for a change in any fundamental investment policy). The Company is entitled to change its diversification status without stockholder approval.

Item 2.   Properties

     The Company maintains its offices at One Rockefeller Plaza, Suite 1430, New York, New York 10020, where it leases approximately 3,400 square feet of office space pursuant to a lease agreement expiring in 2003.


Item 3.   Legal Proceedings

     None.


Item 4.   Submission of Matters to a Vote of Security Holders

     On Friday, October 20, 1995, Registrant held its Annual Meeting of Shareholders, for the following purposes: 1) to elect directors of the Company; 2) to consider and act upon a proposal to authorize options to be automatically granted to non-employee Directors under the 1988 Stock Option Plan; 3) to ratify, confirm and approve the Board of Directors' selection of Arthur Andersen LLP as the Company's independent public accountant for its fiscal year ending December 31, 1995. All of the nominees at the October 20, 1995 annual meeting were elected directors by an affirmative vote of at least 89% of the total shares outstanding. With respect to purpose number two, described as proposal "to consider and act upon a proposal to authorize options to be automatically granted to non-employee Directors under the 1988 Stock Option Plan" in the Registrant's 1995 Proxy Statement, the affirmative votes cast were 8,528,138, the negative votes cast were 514,787 and those abstaining were 109,405, effecting passage. With respect to purpose number three, described as proposal "to ratify, confirm and approve the Board of Directors' selection of Arthur Andersen LLP" as the Company's independent public accountant for its fiscal year ending December 31, 1995, the affirmative votes cast were 9,140,065, the negative votes cast were 31,050 and those abstaining were 55,050, effecting passage.


                                  PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     The information set forth under the caption "Shareholder Information-Shareholders and Market Prices" on page 36 of the 1995 Annual Report is herein incorporated by reference.

Item 6.   Selected Financial Data


Financial Position as of December 31:

                        1995           1994           1993              1992

Total assets    $ 37,524,555   $ 32,044,073   $ 34,534,724      $ 29,377,482

Liabilities     $    962,646   $    733,271   $  1,785,427      $  6,724,139

Net asset value $ 36,561,909   $ 31,310,802   $ 32,749,297      $ 22,653,343

Net asset value
   per share    $       3.54   $       3.43   $       3.66      $       2.71

Shares
   outstanding    10,333,902      9,136,747      8,944,828         8,350,999



Operating Data for year ended December 31 unless otherwise noted:

                                                           Three months ended
                        1995           1994           1993  December 31, 1992

Revenues        $  1,109,517   $    820,276   $    453,950       $    167,668

Net operating
   loss           (1,099,409)    (2,278,882)    (1,614,625)          (203,295)

Net realized
   gain (loss)
   on investments  1,371,349         96,856     23,590,570           (128,332)

Net realized
   income (loss)     271,940     (2,182,026)    21,975,945           (331,627)

Net increase
   (decrease)
   in realized
   appreciation
   on investments    158,219       (886,040)   (13,083,344)        (1,247,191)

Net increase
   (decrease) in
   net assets
   resulting from
   operations        430,159     (3,068,066)     8,892,601         (1,578,818)

Increase (decrease)
   in net assets
   resulting from
   operations
   per share    $       0.04   $      (0.34)  $       1.03       $      (0.19)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Pages 31 through 35 of the Company's 1995 Annual Report are herein incorporated by reference.


Item 8.     Financial Statements and Supplementary Data

     Pages 12 through 30 of the Company's 1995 Annual Report are herein incorporated by reference. See also Item 14 of the Form 10K - "Exhibits, Financial Statement Schedules and Reports of Form 8K"


Item 9. Changes in and Disagreements With Accountants of Accounting and Financial Disclosure

     None.


                                 PART III


Item 10.    Directors and Executive Officers of the Registrant

     The information set forth under the caption "Election of Directors" on page 3 and "Executive Officers" on page 8 in the Company's definitive Proxy Statement for Annual Meeting of Shareholders to be held April 11, 1996, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, on or about March 4, 1996 (the "1996 Proxy Statement") is herein incorporated by reference.


Item 11.    Executive Compensation

      The information set forth under the caption "Summary Compensation Table" on page 11 in the 1996 Proxy Statement is herein incorporated by reference.


Item 12.    Security Ownership of Certain Beneficial Owners and Management

      The information set forth under the caption "Security ownership of Directors, Nominees, and Officers and other principal holders of the Corporations's voting securities" on page 7 in the 1996 Proxy Statement is herein incorporated by reference.

Item 13.    Certain Relationships and Related Transactions

     There were no relationships or transactions within the meaning of this item during the year ended December 31, 1995.


Item 14.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

     (a) (1)The following financial statements included on pages 12 through 30 of the Company's 1995 Annual Report are herein incorporated by reference:

     (A) Statement of Assets and Liabilities as of December 31, 1995 and 1994 Statement of Operations for the years ended December 31, 1995,
             1994 and 1993
          Statement of Changes in Net Assets for the years ended December 31,
             1995, 1994, and 1993
          Statement of Cash Flows for the years ended December 31, 1995,
             1994, and 1993

     (B)  Notes to Financial Statements

     (C)  Financial Highlights (selected per share data and ratio)


     (a)(2)The following financial statement schedules are submitted herewith:

Schedule I - Marketable Securities - Other Investments

     The information set forth under the captions "Schedule of Investments" and "Footnote to Schedule of Investments" on pages 16 through 23 of the 1995 Annual Report are herein incorporated by reference.

     Schedules other than those listed above have been omitted because they are not applicable or the required information is presented in the financial statements and/or related notes.

     (a)(3)Exhibits. The exhibits which are filed with this Form 10-K or incorporated herein by reference are set forth in the Exhibit Index on page 13.

     (b) Reports on Form 8-K. The Registrant did not file any reports of Form 8-K during the last quarter of 1995.


                                 SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  HARRIS & HARRIS GROUP, INC.

Date: March 28, 1996                              By: /s/___________________
                                                      Charles E. Harris
                                                      Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures              Title                                  Date


/s/___________________  Chairman of the Board of Directors     March 28, 1996
Charles E. Harris       and Chief Executive Officer


/s/___________________  President, Chief Operating Officer     March 28, 1996
Robert B. Schulz        and Chief Compliance Officer


/s/___________________  Executive Vice President               March 28, 1996
C. Richard Childress    and Chief Financial Officer


/s/___________________  Executive Vice President               March 28, 1996
David C. Johnson, Jr.


/s/___________________  Vice President, Controller, Treasurer  March 28, 1996
Rachel M. Pernia        and Principal Accounting Officer

/s/___________________  Director                               March 25, 1996
C. Wayne Bardin


/s/___________________  Director                               March 25, 1996
G. Morgan Browne


/s/___________________  Director                               March 22, 1996
Harry E. Ekblom


/s/___________________  Director                               March 28, 1996
Charles F. Hays


/s/___________________  Director                               March 26, 1996
Jon J. Masters


/s/___________________  Director                               March 28, 1996
Glenn E. Mayer


/s/___________________  Director                               March 24, 1996
William R. Polk


/s/___________________  Director                               March 21, 1996
James E. Roberts

                               EXHIBIT INDEX

     The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934. (Asterisk denotes exhibits filed with this report.)

Exhibit No.                     Description
-----------                     -----------

3.1(a)  *      Restated Certificate of Incorporation of the Registrant, as
               amended, incorporated by reference to Exhibit 3 (a) to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1989.

3.1(b)  *      Restated By-laws of the Registrant.

4.1 Specimen certificate of common stock certificate, incorporated by reference to Exhibit 4 to Company's Registration Statement on Form N-2 filed October 29, 1992.

8.1     *      Harris & Harris Group, Inc. 1988 Stock Option Plan, as amended and restated.

9.1     *      Harris & Harris Group, Inc. Custodian Agreement with JP Morgan

10.1           Employment Agreement by and between the Registrant and Charles
               E. Harris dated August 15, 1990, incorporated by reference to
               Exhibit 10 (r) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

10.2 Amendment No.1 to the Employment Agreement dated as of August 15, 1990 between the Registrant and Charles E. Harris dated as of June 30, 1992, incorporated by reference to Exhibit 10.2 to the Company's Registration Statement in Form N-2 filed on October 29, 1992.

10.3 Amendment No.2 to the Employment Agreement dated as of August 15, 1990 between the Registrant and Charles E. Harris dated as of January 6, 1993, incorporated by reference to Exhibit 10.22 to the Company's Registration Statement in Form N-2 filed on December 3, 1993.

10.4    *      Amendment No.3 to the Employment Agreement dated as of August
               15, 1990 between the Registrant and Charles E. Harris dated as of June 30, 1994.

10.5 Severance Compensation Agreement by and between the Registrant and Charles E. Harris dated August 15, 1990, incorporated by reference to exhibit 10 (s) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

10.6           Employment Agreement by and between the Registrant and C.
               Richard Childress dated August 15, 1990, incorporated by reference to exhibit 10 (t) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

10.7 Amendment No. 1 to the Employment Agreement dated as of August 15, 1990 between the Registrant and C. Richard Childress dated as of June 30, 1992 incorporated by reference to Exhibit 10.2 to the Company's Registration Statement in Form N-2 filed on October 29, 1992.

10.8 Amendment No.2 to the Employment Agreement dated as of August 15, 1990 between the Registrant and C. Richard Childress dated as of January 6, 1993, incorporated by reference to Exhibit
               10.22 to the Company's Registration Statement in Form N-2 filed on December 3, 1993.

10.9    *      Amendment No.3 to the Employment Agreement dated as of August
               15, 1990 between the Registrant and C. Richard Childress dated as of June 30, 1994.

10.10 Severance Compensation Agreement by and between the Registrant and C. Richard Childress dated August 15, 1990, incorporated by reference to Exhibit 10 (u) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

10.11 Warrant issued by the Registrant to Charles E. Harris dated September 23, 1985 as clarified and restated on May 1, 1989, incorporated by reference to Exhibit 10 (n) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

10.12 Warrant issued by the Registrant to C. Richard Childress dated September 23, 1985 as clarified and restated on May 1, 1989, incorporated by reference to Exhibit 10 (o) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

10.13   *      Stock Purchase Agreement, Standstill Agreement and Termination
               and Release by and among Harris & Harris Group, Inc. and
               American Bankers Life Assurance Company of Florida dated May 18,
               1995.

10.14   *      Form of Indemnification Agreement which has been established with all directors and executive officers of the Company.

10.15   *      Definitive Proxy Statment for the Annual Meeting of Shareholders
               to be held on April 11, 1996

   13   *      Annual Report to shareholders for year ended December 31, 1995

   24   *      Consent of Arthur Andersen LLP

