Form 10-Q
period 1996-03-31
HARRIS & HARRIS GROUP INC /NY/
filed 1996-05-15
CIK 893739

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q

(Mark One)

 _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                      or

 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to_________

Commission File Number  0-11576

                         Harris & Harris Group, Inc.
           (Exact name of registrant as specified in its charter)

            New York                                     13-3119827
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                     Identification No.)

                            One Rockefeller Plaza
                                 Suite 1430
                          New York, New York 10020
                   (Address of principal executive offices)

                               (212) 332-3600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes _X_   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.01 per share, outstanding on April 30, 1996 was 10,383,902.


Harris & Harris Group, Inc.
Form 10-Q, March 31, 1996

                             TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                    Page Number

Item 1. Financial Statements
Statement of Assets and Liabilities. . . . . . . . . . . . . . . .          2
Statement of Operations. . . . . . . . . . . . . . . . . . . . . .          3
Statement of Cash Flows. . . . . . . . . . . . . . . . . . . . . .          4
Statement of Changes in Net Assets . . . . . . . . . . . . . . . .          5
Schedule of Investments. . . . . . . . . . . . . . . . . . . . . .     6 - 13
Notes to Financial Statements. . . . . . . . . . . . . . . . . . .    14 - 18

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations
Financial Condition. . . . . . . . . . . . . . . . . . . . . . . .         19
Results of Operations. . . . . . . . . . . . . . . . . . . . . . .         20
Liquidity and Capital Resources. . . . . . . . . . . . . . . . . .         21
Risks. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         21


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . .         23
Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . .         23
Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . .         23
Item 4. Submission of Matters to a Vote of Security Holders. . . .         23
Item 5. Other Information. . . . . . . . . . . . . . . . . . . . .         23
Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . .         23
Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . .         24
Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         25


Harris & Harris Group, Inc.
Form 10-Q, March 31, 1996

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

     The information furnished in the accompanying financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented.

     On June 30, 1994, the Company's shareholders approved a proposal to allow the Company to make an election to become a Business Development Company ("BDC") under the Investment Company Act of 1940, as amended. The Company made such election on July 26, 1995. Certain information and disclosures normally included in the financial statements in accordance with generally accepted accounting principles have been condensed or omitted as permitted by Regulation S-X and Regulation S-K. It is suggested that the accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1995 contained in the Company's 1995 Annual Report.

                    STATEMENT OF ASSETS AND LIABILITIES

                                   ASSETS

                                             March 31, 1996 December 31, 1995
                                             (Unaudited)    (Audited)

Investments, at value (See accompanying
   schedule of investments and notes). . . .   $ 33,925,572      $ 35,929,289
Cash. . . . . . . . . . . . . . .. . . . . .        478,410           364,354
Receivable from brokers. . . . . . . . . . .      3,011,374           205,789
Interest receivable. . . . . . . . . . . . .        308,730           300,718
Taxes receivable . . . . . . . . . . . . . .        574,710           367,929
Prepaid expenses . . . . . . . . . . . . . .         71,127            86,976
Other assets . . . . . . . . . . . . . . . .        311,597           269,500
                                               ------------      ------------
Total assets . . . . . . . . . . . . . . . .   $ 38,681,520      $ 37,524,555
                                               ============      ============

                          LIABILITIES & NET ASSETS


Accounts payable and accrued liabilities. .    $    372,800      $    352,129
Deferred rent . . . . . . . . . . . . . . .          57,573            59,887
Deferred income tax liability (Note 5). . .         981,757           550,630
                                               ------------      ------------
Total liabilities . . . . . . . . . . . . .       1,412,130           962,646
                                               ------------      ------------
Commitments and contingencies (Note 6)
Net assets. . . . . . . . . . . . . . . . .    $ 37,269,390      $ 36,561,909
                                               ============      ============

Net assets are comprised of:
Preferred stock, $0.10 par value,
   2,000,000 shares authorized;
   none issued. . . . . . . . . . . . . . .    $          0      $          0
Common stock, $0.01 par value,
   25,000,000 shares authorized;
   10,383,902 issued and outstanding
   at 3/31/96 and 10,333,902 issued and
   outstanding at 12/31/95. . . . . . . . .         103,839           103,339
Additional paid in capital. . . . . . . . .      15,851,166        15,691,978
Accumulated net realized income . . . . . .      19,114,966        19,362,249
Accumulated unrealized appreciation of
   investments, net of deferred tax
   liability of $1,126,367 at 3/31/96
   and $698,250 at 12/31/95 . . . . . . . .       2,199,419         1,404,343
                                               ------------      ------------

Net assets. . . . . . . . . . . . . . . . .    $ 37,269,390      $ 36,561,909
                                               ============      ============

Shares outstanding. . . . . . . . . . . . .      10,383,902        10,333,902
                                               ------------      ------------

Net asset value per outstanding share . . .    $       3.59      $       3.54
                                               ============      ============

  The accompanying notes are an integral part of these financial statements.

                          STATEMENT OF OPERATIONS
                                 (UNAUDITED)

                                                           Three Months Ended
                                                               March 31, 1996
Investment income:
  Interest from:
    Fixed-income securities  . . . . . . . . . . . . .           $    227,338
    Affiliated companies . . . . . . . . . . . . . . .                 10,000
  Dividend income--Unaffiliated companies. . . . . . .                  4,090
  Other income . . . . . . . . . . . . . . . . . . . .                 24,896
                                                                 ------------
    Total income . . . . . . . . . . . . . . . . . . .                266,324
Expenses:
  Salaries and benefits. . . . . . . . . . . . . . . .                396,631
  Administration and operations. . . . . . . . . . . .                122,212
  Professional fees. . . . . . . . . . . . . . . . . .                126,905
  Depreciation and amortization. . . . . . . . . . . .                 10,000
  Rent . . . . . . . . . . . . . . . . . . . . . . . .                 38,346
  Directors' fees and expenses . . . . . . . . . . . .                 12,400
  Custodian fees . . . . . . . . . . . . . . . . . . .                  3,116
                                                                 ------------
    Total expenses . . . . . . . . . . . . . . . . . .                709,610
                                                                 ------------
  Operating loss before income taxes . . . . . . . . .               (443,286)
  Income tax benefit (Note 5). . . . . . . . . . . . .                154,130
                                                                 ------------
Net operating loss . . . . . . . . . . . . . . . . . .               (289,156)

Net realized gain on investments:
  Realized gain on sale of investments . . . . . . . .                 64,420
                                                                 ------------
    Total realized gain. . . . . . . . . . . . . . . .                 64,420
  Income tax provision (Note 5). . . . . . . . . . . .                (22,547)
                                                                 ------------
  Net realized gain on investments . . . . . . . . . .                 41,873
                                                                 ------------

Net realized loss. . . . . . . . . . . . . . . . . . .               (247,283)

Net increase (decrease) in unrealized appreciation on investments:
  Decrease on investments held . . . . . . . . . . . .                (96,999)
  Increase on investments held . . . . . . . . . . . .              1,320,193
                                                                 ------------
    Total unrealized appreciation on investments . . .              1,223,194
  Income tax provision (Note 5). . . . . . . . . . . .               (428,118)
                                                                 ------------
  Net increase in unrealized appreciation
    on investments . . . . . . . . . . . . . . . . . .                795,076
                                                                 ------------

Net increase in net assets from operations:

  Total. . . . . . . . . . . . . . . . . . . . . . . .           $    547,793
                                                                 ============

  Per outstanding share. . . . . . . . . . . . . . . .           $       0.05
                                                                 ============

  The accompanying notes are an integral part of these financial statements.

                           STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

                                                           Three Months Ended
                                                               March 31, 1996
Cash flows from operating activities:
  Net increase in net assets
    resulting from operations. . . . . . . . . . . . .           $    547,793
  Adjustments to reconcile increase (decrease) in
    net assets from operations to net cash provided
    used in operating activities:
    Net realized and unrealized gain on investments. .             (1,287,614)
    Deferred income taxes. . . . . . . . . . . . . . .                431,127
    Depreciation . . . . . . . . . . . . . . . . . . .                 10,000
    Other. . . . . . . . . . . . . . . . . . . . . . .                 (2,314)

  Changes in assets and liabilities:
    Receivable from brokers. . . . . . . . . . . . . .             (2,805,585)
    Prepaid expenses . . . . . . . . . . . . . . . . .                 15,849
    Interest receivable. . . . . . . . . . . . . . . .                 (8,012)
    Taxes receivable . . . . . . . . . . . . . . . . .               (134,593)
    Other assets . . . . . . . . . . . . . . . . . . .                (27,400)
    Accounts payable and accrued liabilities . . . . .                 20,671
    Purchase of fixed assets . . . . . . . . . . . . .                (24,697)
                                                                 ------------

  Net cash used in operating activities. . . . . . . .             (3,264,775)

Cash flows from investing activities:

  Net sale of short-term investments . . . . . . . . .             10,306,640
  Purchase of investments. . . . . . . . . . . . . . .            (13,478,458)
  Proceeds from sale of investments. . . . . . . . . .              6,463,149
                                                                 ------------

  Net cash provided by investing activities. . . . . .              3,291,331

Cash flows from financing activities:

  Proceeds from exercise of stock options. . . . . . .                 87,500
                                                                 ------------

  Net cash provided by financing activities. . . . . .                 87,500

Cash at beginning of period. . . . . . . . . . . . . .                364,354
Cash at end of period. . . . . . . . . . . . . . . . .                478,410
                                                                 ------------

Net increase in cash . . . . . . . . . . . . . . . . .           $    114,056
                                                                 ============
Supplemental disclosures of cash flow information:
  Income taxes paid. . . . . . . . . . . . . . . . . .           $          0



  The accompanying notes are an integral part of these financial statements.

                       STATEMENT OF CHANGES IN NET ASSETS
                                 (UNAUDITED)

                                                           Three Months Ended
                                                               March 31, 1996

Changes in net assets from operations:

  Net operating loss. . . . . . . . . . . . . . . . . .          $   (289,156)
  Net realized gain on investments. . . . . . . . . . .                41,873
  Net increase in unrealized
    appreciation on investments held. . . . . . . . . .               795,076
                                                                 ------------
  Net increase in net assets
     resulting from operations. . . . . . . . . . . . .               547,793


Capital stock transactions:

  Proceeds from exercise of
    stock options . . . . . . . . . . . . . . . . . . .                87,500
  Tax benefit of exercise of
    stock options . . . . . . . . . . . . . . . . . . .                72,188
                                                                 ------------

  Net increase from capital
    stock transactions. . . . . . . . . . . . . . . . .               159,688
                                                                 ------------

Net increase
  in net assets . . . . . . . . . . . . . . . . . . . .               707,481

Net assets:

  Beginning of period . . . . . . . . . . . . . . . . .            36,561,909
                                                                 ------------

  End of period . . . . . . . . . . . . . . . . . . . .          $ 37,269,390
                                                                 ============


  The accompanying notes are an integral part of these financial statements.

                   SCHEDULE OF INVESTMENTS MARCH 31, 1996
                                  (UNAUDITED)

                                      Method of
                                      Valuation (3)       Shares        Value

Investments in Unaffiliated Companies (9) -- 15.9% of total investments

Publicly-Traded Portfolio (Common Stock unless noted otherwise)

  Oil and Gas Related -- 1.1%
     CORDEX Petroleums Inc. (1)(5)
     Argentinian oil and gas exploration
     Class A Common Stock . . . . . . . . . . . (C)   4,052,080  $    367,490

  Biotechnology and Healthcare Related -- 6.9%
     Alliance Pharmaceutical Corporation (1)(5) (C)      70,000     1,216,250
     Magellan Health Services, Inc.(1)(2)(5)(6) (C)      54,368     1,121,340

  Mining Companies -- 0.6%
     Cambior, Inc (1)(4). . . . . . . . . . . . (C)      14,500       195,750
                                                                 ------------

Total Publicly-Traded Portfolio (cost: $1,338,154). . . . . . .  $  2,900,830


Private Placement Portfolio (Illiquid) -- 7.3%

  CORDEX Petroleums Inc. (1)(2)(5)
     Argentinian oil and gas exploration
     Special Warrants . . . . . . . . . . . . . (C)   1,667,000  $          0
  Exponential Business Development Company
     (1)(2)(5) Venture capital partnership
     focused on early stage companies
     Limited partnership interest . . . . . . . (A)       - -          25,000
  Princeton Video Image, Inc. (1)(2)(7)(8)
     Real time sports and entertainment
     advertising
     3.6% of fully-diluted equity . . . . . . . (B)      24,600       861,000
     Warrants: 43,800 at $12.50 expiring 5/96;
     6,700 at $2.25 expiring 8/97 . . . . . . . (D)      50,500     1,204,925
  PureSpeech, Inc. (1)(2)(4)(7)
     Software development company specializing
     in innovative speech recognition technology
     3.7% of fully-diluted equity
     Series A Convertible Preferred Stock . . . (A)      76,190       399,998
                                                                 ------------

Total Private Placement Portfolio (cost: $520,498). . . . . . .  $  2,490,923
                                                                 ------------

Total Investments in Unaffiliated Companies (cost: $1,858,652)   $  5,391,753
                                                                 ------------


       The accompanying notes are an integral part of this schedule.

                  SCHEDULE OF INVESTMENTS MARCH 31, 1996
                                 (UNAUDITED)

                                       Method of       Shares/
                                       Valuation (3)   Principal        Value

Private Placement in Non-Controlled Affiliates (Illiquid) -- 24.5%
Dynecology Incorporated (1)(2)(5)(7) -- Develops
  various environmental intellectual properties --
  Option expiring 12/13/98 to purchase at $15 per
  share 135,000 shares of Common Stock equaling
  18.1% of fully-diluted equity. . . . . . . . . (D)        - -   $    55,000
Gel Sciences, Inc. (1)(2)(5)(7) -- Develops
  engineered response gels for controlled
  release systems -- 9.5% of fully-diluted equity
  Warrants -- 72,728 at $.55 expiring 01/01/00 . (A)        - -
  Common Stock . . . . . . . . . . . . . . . . . (A)      41,250
  Series A Preferred Stock . . . . . . . . . . . (A)      22,275
  Series B Preferred Stock . . . . . . . . . . . (A)   1,181,819      676,812
Harber Brothers Productions, Inc. (1)(2)(5)(7)
  -- Finances, produces and markets media
  products that combine entertainment, music,
  learning and interactivity -- 21.5% of
  fully-diluted equity
  Series A Voting Convertible Preferred Stock. . (A)     967,500      967,500
Highline Capital Management, LLC. (2)(5)(7)
  -- Organizes and manages investment partnership
  24.9% of fully-diluted equity. . . . . . . . . (A)         - -      500,000
Intaglio, Ltd. (1)(2)(5) -- Manufactures and
  markets proprietary decorative tiles and signs
  -- 20.4% of fully-diluted equity
  Common Stock . . . . . . . . . . . . . . . . . (B)     565,792    2,263,168
  Warrants at $4.00 expiring 11/28/01  . . . . . (A)     166,667          167
Micracor, Inc. (1)(2)(7) -- Designs and
  manufactures advanced solid state photonic
  systems -- 8.6% of fully-diluted equity
  Series F Preferred Stock -- 444,444 shares and
  1,199,999 Warrants at $2.25 expiring 7/20/99 . (A)         - -    1,000,000
  10% Convertible Note . . . . . . . . . . . . . (D) $   100,000      104,860
Nanophase Technologies Corporation (1)(2)(5)(7)
  -- Manufactures and markets inorganic crystals
  of nanometric dimensions
  10.1% of fully-diluted equity
  Series D Convertible Preferred Stock . . . . . (A)   1,162,204    1,162,204
PHZ Capital Partners Limited Partnership (1)(2)(7)
  Organizes and manages investment partnership . (B)         - -    1,000,000
  20.0% of fully-diluted equity
  One year 8% note due 9/22/96 . . . . . . . . . (A) $   500,000      500,000
Sonex International Corporation (1)(2)
  -- Manufactures and markets an ultrasonic
  toothbrush for home use
  17.6% of fully-diluted equity
  Series A Non-voting Convertible Preferred Stock(D)     588,935       73,485
  Common Stock . . . . . . . . . . . . . . . . . (D)      34,000        4,242
                                                                 ------------

Total Private Placement Portfolio
 in Non-Controlled Affiliates (cost: $10,410,521)                $  8,307,438
                                                                 ------------

        The accompanying notes are an integral part of this schedule.

                   SCHEDULE OF INVESTMENTS MARCH 31, 1996
                                 (UNAUDITED)

                                     Method of
                                     Valuation (3)       Shares         Value

Private Placement Portfolio in Controlled Affiliates (Illiquid) -- 16.0%

Genomica Corporation (1)(2)(4)(7)(10) -- Develops
   software that enables the study of complex
   genetic diseases -- 29.2% of fully-diluted equity
   Series A Convertible Preferred Stock . . . .(A)    1,660,200  $  1,000,304
   Common Stock . . . . . . . . . . . . . . . .(A)      199,800
nFX Corporation (1)(2)(7) --
  Develops neural-network software
  37.8% of fully-diluted equity
  Series A Voting Convertible Preferred Stock .(B)    1,294,288     2,888,980
  Series B Voting Convertible Preferred Stock .(B)      689,920     1,539,979
                                                                 ------------

Total Private Placement Portfolio
  in Controlled Affiliates (cost: $3,537,024) . . . . . . . . .  $  5,429,263
                                                                 ------------

U.S. Government Obligations -- 43.6%

U.S. Treasury Note dated 03/01/93 due date
  02/28/98 -- 5.8% yield. . . . .. . . . . . . (C)               $  4,942,200
U.S. Treasury Bill dated 02/15/96 due date
  08/15/96 -- 5.1% yield . . . . . . . . . . . (A)                  5,126,847
U.S. Treasury Bill dated 05/14/95 due date
  05/02/96 -- 5.2% yield . . . . . . . . . . . (A)                  4,728,071
                                                                 ------------

Total Investments in U.S. Government Obligations
  (cost: $14,793,589) . . . . . . . . . . . . . . . . . . . . .  $ 14,797,118
                                                                 ------------

Total Investments -- 100% (cost: $30,599,786) . . . . . . . . .  $ 33,925,572
                                                                 ============

       The accompanying notes are an integral part of this schedule.

                  SCHEDULE OF INVESTMENTS MARCH 31, 1996
                                (UNAUDITED)

Notes to Schedule of Investments

 1. Represents a non-income producing security. Equity investments that have not paid dividends within the last twelve months are considered to be non-income producing.
 2. Legal restrictions on sale of investment.
 3. See Footnote to Schedule of Investments for a description of the Methods of Valuation A to L.
 4. These investments were made during 1996.
 5. No activity occurred in these investments during the three months ended March 31, 1996.
 6. Formerly named National Mentor Holding Corp., Magellan Health Services, Inc. was later acquired by Charter Medical Corporation, which subsequently changed its name to Magellan Health Services, Inc.
 7. These investments are in development stage companies. A development stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either has not yet commenced its planned principal operations or has commenced such operations but has not realized significant revenue from them.
 8. Formerly Princeton Electronic Billboard, Inc.
 9. Investments in unaffiliated companies consist of investments where the Company owns less than 5% of the investee company. Investments in non-controlled affiliated companies consist of investments where the Company owns more than 5% but less than 25% of the investee company. Investments in controlled affiliated companies consist of investments where the Company owns more than 25% of the investee company.
10. Genomica Corporation was founded by Harris & Harris Group, Inc., Cold Spring Harbor Laboratory and Falcon Technology Partners, LP. Mr. G. Morgan Browne serves on the Board of Harris & Harris Group, Inc., and is Administrative Director of Cold Spring Harbor Laboratory.
11. The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $3,425,424. The gross unrealized appreciation based on tax cost for these securities is $3,556,010. The gross unrealized depreciation on the cost of these securities is $130,586.
12. The percentage ownership of each investee disclosed in the Schedule of Investments expresses the potential common equity interest in each such investee. The calculated percentage represents the amount of issuer's common stock the Company owns or can acquire as a percentage of the issuer's total outstanding common stock plus common shares reserved for issued and outstanding warrants, convertible securities and stock options.


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

                       NOTES TO FINANCIAL STATEMENTS
                               (UNAUDITED)

NOTE 1.  THE COMPANY

     Harris & Harris Group, Inc. (the "Company") is a venture capital investment company operating as a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act"). A BDC is a specialized type of investment company under the 1940 Act. The Company operates as an internally managed investment company whereby its officers and employees, under the general supervision of its Board of Directors, conduct its operations.

     The Company elected to become a BDC on July 26, 1995, after receiving the necessary approvals. From July 31, 1992 until the election of BDC status, the Company operated as a closed-end, non-diversified, investment company under the 1940 Act. Upon commencement of operations as an investment company, the Company revalued all of its assets and liabilities at fair value as defined in the 1940 Act. Prior to such time, the Company was registered and filed under the reporting requirements of the Securities Exchange Act of 1934 as an operating company and, while an operating company, operated directly and through subsidiaries.


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

     Reclassifications. Certain reclassifications have been made to the December 31, 1995 financial statements to conform to the March 31, 1996 presentation.

     Estimates by Management. The preparation of the financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 1996 and December 31, 1995, and the reported amounts of revenues and expenses for the three months ended March 31, 1996. Actual results could differ from these estimates.


NOTE 3.  STOCK OPTION PLAN AND WARRANTS OUTSTANDING

     On August 3, 1989, the shareholders of the Company approved the 1988
Long Term Incentive Compensation Plan. On June 30, 1994, the shareholders of the Company approved various amendments to the 1988 Long Term Incentive Compensation Plan: 1) to conform to the provisions of the Business Development Company regulations under the 1940 Act, which allow for the issuance of stock options to qualified participants; 2) to increase the reserved shares under the amended plan; 3) to call the plan the 1988 Stock Option Plan, as Amended and Restated (the "1988 Plan"); and 4) to make various other amendments. On October 20, 1995, the shareholders of the Company approved an amendment to the 1988 Plan authorizing automatic 20,000 share grants of non-qualified stock options to newly elected non-employee directors of the Company.

     Under the 1988 Plan, the number of shares of common stock of the Company reserved for issuance is equal to 20 percent of the outstanding shares of common stock of the Company at the time of grant. However, so long as warrants, options, and rights issued to persons other than the Company's directors, officers, and employees at the time of grant remain outstanding, the number of reserved shares under the 1988 Plan may not exceed 15 percent of the outstanding shares of common stock of the Company at the time of grant, subject to certain adjustments.

     At March 31, 1996, there were 2,076,780 shares of common stock reserved for the issuance of stock option awards under the Amended 1988 Plan, of which 1,403,763 were subject to outstanding options and warrants and 673,017 were available for future awards.

     The 1988 Plan provides for the issuance of incentive stock options and non-qualified stock options to eligible employees as determined by the Compensation Committee of the Board (the "Committee"), which is composed of four non-employee directors. The Committee also has the authority to construe and interpret the 1988 Plan; to establish rules for the administration of the 1988 Plan; and, subject to certain limitations, to amend the terms and conditions of any outstanding awards. Options may be exercised for up to 10 years from the date of grant at prices not less than the fair market value of the Company's common stock at the date of grant. The 1988 Plan provides that payment by the optionee upon exercise of an option may be made using cash or Company stock held by the optionee.

                                    15
     The following table summarizes changes in outstanding stock options under the 1988 Plan:

                                                            Option Exercise
                                    Number of Shares        Price Per Share
                                    ----------------        ---------------
Outstanding at December 31, 1995           1,050,000     $ 1.1875 - $5.7500
Issued                                        60,000                $6.1875
Canceled                                           0                      0
Exercised                                     50,000                $1.7500
                                           ---------     ------------------
Outstanding at March 31, 1996              1,060,000     $ 1.1875 - $6.1875
                                           =========     ==================

         As of March 31, 1996, there were outstanding warrants to purchase 343,763 shares of common stock at a price of $2.0641 per share expiring in 1999.


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

         On June 30, 1994, the Company adopted a plan to provide medical and health insurance for retirees, their spouses and dependents who, at the time of their retirement, have ten years of service with the Company and have attained 50 years of age or have attained 45 years of age and have 15 years of service with the Company. The coverage is secondary to any government provided or subsequent employer provided health insurance plans. Based upon actuarial estimates, the Company provided a reserve of $206,630 as of December 31, 1995 for estimated future benefits under the described plan.

NOTE 5.  INCOME TAXES

         The Company has not elected tax treatment available to regulated investment companies under Subchapter M of the Internal Revenue Code. Accordingly, for federal and state income tax purposes, the Company is taxed at statutory corporate rates on its income, which enables the Company to offset any future net operating losses against prior years' net income. The Company may carry back operating losses against net income three years and carry forward such losses fifteen years.

         For the three months ended March 31, 1996, the Company's income tax provision was allocated as follows:

                                                                 Three months
                                                                ended 3/31/96
Investment operations. . . . . . . . . . . . . . . . . . . .      ($ 154,130)
Realized gain on investments . . . . . . . . . . . . . . . .          22,547
Increase in unrealized appreciation on investments . . . . .         428,118
                                                                   ---------
     Total income tax provision. . . . . . . . . . . . . . .       $ 296,535
                                                                   =========

     The above tax provision consists of the following:
                                                                 Three months
                                                                ended 3/31/96
     Current -- Federal. . . . . . . . . . . .                    ($ 134,593)
     Deferred -- Federal . . . . . . . . . . .                       431,128
                                                                   ---------
     Total income tax provision. . . . . . . .                     $ 296,535
                                                                   =========

     The effective tax rate differs from the Federal statutory rate primarily as a result of tax deductible expenses not allowed for book.

     The Company's deferred tax liability at March 31, 1996 consists of the following:

     Unrealized appreciation on investments. . .    $ 1,126,367
     Medical retirement benefits . . . . . . . .        (72,320)
     Other . . . . . . . . . . . . . . . . . . .        (72,290)
                                                    -----------
     Net deferred income tax liability . . . . .    $   981,757
                                                    ===========

     The exercise of nonqualified stock options and certain warrants give rise to compensation which is includable in the taxable income of recipients and deductible by the Company for federal and state income tax purposes. Compensation resulting from increases in the fair market value of the Company's common stock subsequent to the date of grant of the applicable exercised stock options and warrants is not recognized, in accordance with Accounting Principles Board Opinion No. 25, as an expense for financial accounting purposes.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

     During 1993, the Company signed a ten-year lease with sublet provisions for its office space. Rent expense under this lease for the three months ended March 31, 1996, amounted to $38,346. Future minimum lease payments in each of the following years are: 1997 -- $164,484; 1998 -- $168,768; 1999 --
$176,030; 2000 -- $178,560; 2001 -- $178,560; thereafter $280,506.

     The Company has guaranteed a three-year lease obligation of approximately $21,000 per annum for the office space of one of its investees, Highline Capital Management LLC.

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

     The Company contributed to MIT $3,280, $20,000 and $20,000 in 1993,
1994, and 1995, respectively. These amounts represent the cost basis to the Company of the securities donated. These contributions will be applied to the MIT Pledge at their market value at the time the shares become publicly traded or otherwise monetized in a commercial transaction and are free from restriction as to sale by MIT.

     At March 31, 1996, the Company would have to fund additional cash and/or property that would have to be valued at a total of $756,720 by December, 1998 in order for the Senior Professorship to become permanent.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement of  Operations

     The Company accounts for its operations under Generally Accepted Accounting Principles for investment companies. On this basis, the principal measure of its financial performance is captioned "Net increase (decrease) in net assets from operations," which is the sum of three elements. The first element is "Net operating loss," which is the difference between the Company's income from interest, dividends, and fees and its operating expenses, net of applicable income taxes (or credit). The second element is "Net realized gain
(loss) on investments," which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, net of applicable income taxes (or credit). These two elements are combined in the Company's financial statements and reported as "Net realized income (loss)." The third element, "Net increase (decrease) in unrealized appreciation on investments," is the net change in the fair value of the Company's investment portfolio, net of increase (decrease) in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

    "Net realized gain (loss) on investments" and "Net increase (decrease) in unrealized appreciation on investments" are directly related in that when a security is sold to realize a gain (loss), net unrealized appreciation decreases (increases) and net realized gain increase (decreases).


Financial Condition

     The Company's total assets and net assets were, respectively, $38,681,520 and $37,269,390 at March 31, 1996 versus $37,524,555 and
$36,561,909 at December 31, 1995. Net asset value per share was $3.59 at March 31, 1996, versus $3.54 at December 31, 1995.

     The Company's financial condition is dependent on the success of its investments. The Company has invested and expects to continue to invest a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth or have no history of operations. At March 31, 1996, 42 percent of the Company's $39 million in total assets consisted of investments at fair value in private businesses, of which net unrealized appreciation was $1.7 million. At December 31, 1995, 36 percent of the Company's $38 million in total assets consisted of investments at fair value in private businesses, of which net unrealized appreciation was $0.8 million.

     A summary of the Company's investment portfolio is as follows:

                                 March 31, 1996    December 31, 1995

Investments, at cost               $ 30,599,786         $ 33,826,696
Unrealized appreciation               3,325,786            2,102,593
                                   ------------         ------------
Investments, at fair value         $ 33,925,572         $ 35,929,289
                                   ============         ============

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

     The following table is a summary of the cash investment changes in the Company's private placement portfolio during the three months ended March 31, 1996:

                                   Amount
                                   ------
PureSpeech, Inc. (1)          $   399,998
Genomica, Inc. (1)              1,000,304
nFX Corporation (2)               440,000
Micracor, Inc. (2)                103,000
                              -----------
                              $ 1,943,302
                              ===========
(1) New investee company
(2) Addition to existing investment in an investee company


Results of Operations

Investment Income and Expenses:

     The Company's principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and provides little or no current yield in the form of dividends or interest. The Company does earn interest income from fixed-income investments. The amount of interest income varies based upon the average level of cash funds invested during the year and fluctuations in interest rates. The Company had interest income of $227,338 for the three months ended March 31, 1996. The Company also received consulting and administrative fees from certain portfolio companies which totaled $24,896.

     Operating expenses were $709,610 for the three months ended March 31, 1996. Most of the Company's operating expenses are related to employee and director compensation, office expenses and legal and accounting fees.

     Net operating losses before taxes were $443,286 for the three months ended March 31, 1996. The Company has in the past relied, and continues to rely to a large extent, upon proceeds from sales of investments, rather that investment income to defray a significant portion of its operating expenses. Because such sales cannot be predicted with certainty, the Company attempts to maintain adequate working capital to provide for fiscal periods when there are no such sales.

Realized Gains and Losses on Sales of Portfolios Securities:

     During the three months ended March 31, 1996, the Company sold various public securities realizing a net gain of $64,420.

Unrealized Appreciation and Depreciation of Portfolio Securities:

     Net unrealized appreciation on investments increased during the three months ended March 31, 1996, from $2,102,593 to $3,325,786, owing primarily to increased valuations for Princeton Video Image, Inc., PHZ Capital Partners and Alliance Pharmaceutical Corp., offset by the decreased valuation of Sonex International Corporation and Dynecology, Inc.


Liquidity and Capital Resources

     The Company reported total cash, receivables and marketable securities (the primary measure of liquidity) at March 31, 1996 of $22,071,694, versus $23,833,891 at December 31, 1995. Management believes that its cash, receivables and marketable securities provide it with sufficient liquidity for its operations.

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

Item 5. Other Information
     None

Item 6. Exhibits and Reports on Form 8-K
     (a) See Exhibit Index for Exhibits to the Form 10Q.
     (b) None

                              EXHIBIT INDEX

Item Number (of Item 601 of Regulation S-K)

27. Financial Data Schedule

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Harris & Harris Group, Inc.

                                          By:/s/____________________________
                                          Rachel M. Pernia, Vice President,
                                          Treasurer, Controller and Principal
                                          Accounting Officer


Date: May 15, 1996

