Form 10-Q
period 1996-06-30
HARRIS & HARRIS GROUP INC /NY/
filed 1996-08-14
CIK 893739

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q

(Mark One)
  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ----      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------
or

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission File Number  0-11576
                        -------


                       Harris & Harris Group, Inc.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

     New York                                13-3119827
- -------------------------------              --------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)                Identification No.)


                          One Rockefeller Plaza
                               Suite 1430
                        New York, New York 10020
                 ----------------------------------------
                 (Address of principal executive offices)

                              (212) 332-3600
            ---------------------------------------------------
            (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.01 per share, outstanding on August 12, 1996 was 10,383,902.


Harris & Harris Group, Inc.
Form 10Q, June 30, 1996

                              TABLE OF CONTENTS

                                                           Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements . . . . . . . . . . . . . . . . . .    3

Statement of Assets and Liabilities. . . . . . . . . . . . . . .    4

Statement of Operations. . . . . . . . . . . . . . . . . . . . .    5

Statement of Cash Flows. . . . . . . . . . . . . . . . . . . . .    6

Statement of Changes in Net Assets . . . . . . . . . . . . . . .    7

Schedule of Investments. . . . . . . . . . . . . . . . . . . . .    8

Notes to Financial Statements. . . . . . . . . . . . . . . . . .   16

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition. . . . . . . . . . . . . . . . . . . . . . .   21

Results of Operations. . . . . . . . . . . . . . . . . . . . . .   23

Liquidity and Capital Resources. . . . . . . . . . . . . . . . .   24

Risks. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   24

PART II  OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . .   25
Item 2. Changes in Securities. . . . . . . . . . . . . . . . . .   25
Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . .   25
item 4. Submission of Matters to a Vote of Security Holders. . .   25
Item 5. Other Information. . . . . . . . . . . . . . . . . . . .   25
Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . .   25

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . .   26
Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . .   27

Harris & Harris Group, Inc.
Form 10-Q, June 30, 1996


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

                    STATEMENT OF ASSETS AND LIABILITIES


                                  ASSETS
                                  ------
                                             June 30, 1996  December 31, 1995
                                             (Unaudited)    (Audited)

Investments, at value (See accompanying
   schedule of investments and notes). . .   $ 38,175,402   $ 35,929,289
Cash . . . . . . . . . . . . . . . . . . .        241,628        364,354
Receivable from brokers. . . . . . . . . .              0        205,789
Interest receivable. . . . . . . . . . . .        217,760        300,718
Taxes receivable . . . . . . . . . . . . .        851,847        367,929
Prepaid expenses . . . . . . . . . . . . .         51,958         86,976
Other assets . . . . . . . . . . . . . . .        257,185        269,500
                                             ------------   ------------
Total assets . . . . . . . . . . . . . . .   $ 39,795,780   $ 37,524,555
                                             ============   ============


                           LIABILITIES & NET ASSETS
                           ------------------------

Accounts payable and accrued liabilities .   $    383,221   $    352,129
Deferred rent. . . . . . . . . . . . . . .         55,260         59,887
Deferred income tax liability (Note 5) . .      1,554,067        550,630
                                             ------------   ------------
Total liabilities. . . . . . . . . . . . .      1,992,548        962,646
                                             ------------   ------------
Commitments and contingencies (Note 6)
Net assets . . . . . . . . . . . . . . . .   $ 37,803,232   $ 36,561,909
                                             ============   ============

Net assets are comprised of:
Preferred stock, $0.10 par value,
   2,000,000 shares authorized; none
   issued. . . . . . . . . . . . . . . . .   $          0   $          0
Common stock, $0.01 par value,
   25,000,000 shares authorized;
   10,383,902 issued and outstanding at
   6/30/96 and 10,333,902 issued and
   outstanding at 12/31/95 . . . . . . . .        103,839        103,339
Additional paid in capital . . . . . . . .     15,851,166     15,691,978
Accumulated net realized income. . . . . .     18,583,414     19,362,249
Accumulated unrealized appreciation of
   investments, net of deferred taxes
   of $1,700,041 at 6/30/96
   and $698,250 at 12/31/95. . . . . . . .      3,264,813      1,404,343
                                             ------------   ------------

Net assets . . . . . . . . . . . . . . . .   $ 37,803,232   $ 36,561,909
                                             ============   ============

Shares outstanding . . . . . . . . . . . .     10,383,902     10,333,902
                                             ------------   ------------

Net asset value per outstanding share. . .   $       3.64   $       3.54
                                             ============   ============


The accompanying notes are an integral part of these financial statements.

                          STATEMENT OF OPERATIONS
                                (UNAUDITED)


                                           Three            Six           Six
                                    Months Ended   Months Ended  Months Ended
                                   June 30, 1996  June 30, 1996 June 30, 1995

Investment income:
  Interest from:
    Fixed-income securities  . . .    $  203,526     $  430,864    $  493,695
    Affiliated companies . . . . .        10,111         20,111             0
  Dividend income--Unaffiliated
     companies . . . . . . . . . .         3,934          8,024         8,436
  Other income . . . . . . . . . .        10,810         35,706         1,782
                                      ----------     ----------    ----------
    Total income . . . . . . . . .       228,381        494,705       503,913
Expenses:
  Salaries and benefits. . . . . .       387,675        784,306       761,381
  Administration and operations. .       132,106        254,318       214,157
  Consulting fees. . . . . . . . .       155,082        245,703        89,212
  Professional fees. . . . . . . .        60,993         97,277        60,878
  Depreciation and amortization. .        18,687         28,687       140,980
  Rent . . . . . . . . . . . . . .        39,498         77,844        57,594
  Directors' fees and expenses . .        14,671         27,071        12,886
  Custodian fees . . . . . . . . .         2,995          6,111         6,378
                                      ----------     ----------    ----------
    Total expenses . . . . . . . .       811,707      1,521,317     1,343,466
                                      ----------     ----------    ----------
  Operating loss before income
     taxes . . . . . . . . . . . .      (583,326)    (1,026,612)     (839,553)
  Income tax benefit (Note 5). . .       199,147        353,277       586,926
                                      -----------    -----------    ----------
  Net operating loss . . . . . . .      (384,179)      (673,335)     (252,627)

Net realized loss on investments:
  Realized loss on sale of
     investments . . . . . . . . .      (226,727)      (162,307)     (205,484)
                                      -----------    -----------    ----------
    Total realized loss. . . . . .      (226,727)      (162,307)     (205,484)
  Income tax benefit (Note 5). . .        79,354         56,807        71,919
                                      -----------    -----------    ----------
  Net realized loss on investments      (147,373)      (105,500)     (133,565)
                                      -----------    -----------    ----------

Net realized loss. . . . . . . . .      (531,552)      (778,835)     (386,192)
                                      -----------    -----------    ----------

Net increase (decrease) in unrealized appreciation on investments:
  Decrease on investments held . .      (937,004)      (910,779)     (335,267)
  Increase on investments held . .     2,574,066      3,771,035     1,510,694
  Increase as a result of
     investment sales. . . . . . .         2,005          2,005       291,277
                                      -----------    -----------    ----------
    Total unrealized
       appreciation on investments     1,639,067      2,862,261     1,466,704
  Income tax provision (Note 5). .      (573,673)    (1,001,791)     (513,317)
                                      -----------    -----------    ----------
  Net increase in unrealized
     appreciation on investments .     1,065,394      1,860,470       953,387
                                      -----------    -----------    ----------


Net increase in net assets from operations:

  Total. . . . . . . . . . . . . .   $   533,842    $ 1,081,635   $   567,195
                                     ============   ============  ============

  Per outstanding share. . . . . .   $      0.05    $      0.10   $      0.05
                                     ============   ============  ============


The accompanying notes are an integral part of these financial statements.

                          STATEMENT OF CASH FLOWS
                                (UNAUDITED)


                                                          Six            Six
                                                 Months Ended   Months Ended
                                                June 30, 1996  June 30, 1995

Cash flows from operating activities:
  Net increase in net assets
    resulting from operations. . . . . . . .     $  1,081,635    $   567,195
  Adjustments to reconcile increase
    (decrease) in net assets from
    operations to net cash provided
    (used) by operating activities:
    Net realized and unrealized gain on
       investments . . . . . . . . . . . . .       (2,699,954)    (1,261,220)
    Deferred income taxes. . . . . . . . . .        1,003,437        701,873
    Depreciation and amortization. . . . . .           28,687        140,980
    Other. . . . . . . . . . . . . . . . . .           (5,520)        15,373
  Changes in assets and liabilities:
    Receivable from brokers. . . . . . . . .          205,789      4,041,391
    Prepaid expenses . . . . . . . . . . . .           35,018         22,654
    Interest receivable. . . . . . . . . . .           82,958        (88,292)
    Taxes receivable . . . . . . . . . . . .         (411,730)      (847,401)
    Other assets . . . . . . . . . . . . . .            8,648        (13,406)
    Accounts payable and accrued liabilities           31,092       (145,777)
    Collection on note receivable. . . . . .                0         54,664
    Purchase of fixed assets . . . . . . . .          (25,020)        (3,879)
                                                  ------------   ------------

  Net cash provided (used) by operating activities   (664,960)     3,184,155

Cash flows from  investing activities:

  Net sale (purchase) of short-term investments
    and marketable securities. . . . . . . .        4,300,537     (5,808,634)
  Investment in private placements . . . . .       (3,845,803)    (2,429,540)
                                                  ------------   ------------

  Net cash provided (used) by investing
     activities. . . . . . . . . . . . . . .          454,734     (8,238,174)

Cash flows from financing activities:

  Proceeds from exercise of stock options. .           87,500         62,500
  Proceeds from private placement of
     common stock. . . . . . . . . . . . . .                0      5,000,001
                                                  ------------   ------------

  Net cash provided by financing activities            87,500      5,062,501

Cash at beginning of period. . . . . . . . .          364,354        221,457
Cash at end of period. . . . . . . . . . . .          241,628        229,939
                                                  ------------   ------------

Net (decrease) increase in cash. . . . . . .      $  (122,726)   $     8,482
                                                  ============   ============

Supplemental disclosures of cash flow information:
  Income taxes paid. . . . . . . . . . . . .      $      2,145   $     8,323
                                                  ============   ============

The accompanying notes are an integral part of these financial statements.

                     STATEMENT OF CHANGES IN NET ASSETS
                                (UNAUDITED)

                                           Three           Six           Six
                                    Months Ended  Months Ended  Months Ended
                                   June 30, 1996 June 30, 1996 June 30, 1995

Changes in net assets from operations:

  Net operating loss . . . . . . .   $  (384,179)  $  (673,335)  $  (252,627)
  Net realized loss on
     investments . . . . . . . . .      (147,373)     (105,500)     (133,565)
  Net increase in unrealized
     appreciation on investments
     held. . . . . . . . . . . . .     1,065,394     1,860,470       953,387
                                     ------------  ------------  ------------

  Net increase in net assets
     resulting from operations . .       533,842     1,081,635       567,195


Capital stock transactions:

  Restricted Stock Award . . . . .             0             0      (536,146)
  Proceeds from exercise of
    stock options. . . . . . . . .             0        87,500        62,500
  Tax benefit of exercise of
    stock options. . . . . . . . .             0        72,188             0
  Proceeds from private placement
    of common stock. . . . . . . .             0             0     5,000,001
                                    -------------  ------------ -------------

  Net increase from capital
    stock transactions . . . . . .             0       159,688     4,526,355
                                    -------------  ------------ -------------

Net increase
  in net assets. . . . . . . . . .       533,842     1,241,323     5,093,550

Net assets:

  Beginning of period. . . . . . .    37,269,390    36,561,909    31,310,802
                                    ------------- ------------- -------------

  End of period. . . . . . . . . .  $ 37,803,232  $ 37,803,232  $ 36,404,352
                                    ============= ============= =============

The accompanying notes are an integral part of these financial statements.

                   SCHEDULE OF INVESTMENTS JUNE 30, 1996
                                  (UNAUDITED)

                                        Method of
                                        Valuation (3)     Shares        Value
                                        -------------     ------        -----

Investments in Unaffiliated Companies (9) -- 13.8% of total investments

Publicly-Traded Portfolio (Common Stock unless noted otherwise)

  Oil and Gas Related -- 0.8%
     CORDEX Petroleums, Inc. (1)(5)
     Argentinian oil and gas exploration
     Class A Common Stock. . . . . . . . . . . (C)     4,052,080  $   315,224

  Biotechnology and Healthcare Related -- 5.9%
     Alliance Pharmaceutical
        Corporation (1)(5) . . . . . . . . . . (C)        70,000    1,155,000
     Magellan Health
        Services, Inc. (1)(2)(5)(6). . . . . . (C)        54,368    1,100,725

  Computerized Wagering Systems -- 0.2%
     Autotote Corp (1)(4). . . . . . . . . . . (C)        30,000       61,875
                                                                  -----------

Total Publicly-Traded Portfolio (cost: $1,240,105) . . . . . . .  $ 2,632,824


Private Placement Portfolio (Illiquid) -- 6.9%

  CORDEX Petroleums, Inc. (1)(2)(5)
     Argentinian oil and gas exploration
     Special Warrants. . . . . . . . . . . . . (C)     1,667,000  $         0
  Exponential Business Development
     Company (1)(2)(5)
     Venture capital partnership focused
     on early stage companies
     0.9% Limited partnership interest . . . . (A)       - -           25,000
  Princeton Video Image, Inc. (1)(2)(7)(8)
     Real time sports and entertainment advertising
     3.6% of fully-diluted equity  . . . . . . (B)        68,400
     Warrants at $2.25 expiring 8/97 . . . . . (D)         6,700    2,613,425
                                                                  -----------

Total Private Placement Portfolio (cost: $668,000) . . . . . . .  $ 2,638,425
                                                                  -----------

Total Investments in Unaffiliated Companies (cost: $1,908,105)    $ 5,271,249
                                                                  -----------

The accompanying notes are an integral part of this schedule.

                  SCHEDULE OF INVESTMENTS JUNE 30, 1996
                               (UNAUDITED)


                                          Method of      Shares/
                                      Valuation (3)    Principal        Value
                                      -------------    ---------        -----

Private Placement in Non-Controlled Affiliates (Illiquid) -- 31.2%

Dynecology Incorporated (1)(2)(5)(7) --
  Develops various environmental
  intellectual properties -- Option expiring
  12/13/98 to purchase at $15 per share
  135,000 shares of Common Stock equaling
  18.1% of fully-diluted equity . . . . . . . (D)         - -     $    50,000
Gel Sciences, Inc. (1)(2)(7) -- Develops
  engineered response gels for controlled
  release systems -- 11.1% of fully-diluted equity
  Warrants -- 27,766 at $1.65
  expiring 02/01/00 . . . . . . . . . . . . . (D)         - -
  Common Stock. . . . . . . . . . . . . . . . (B)        171,172
  Series A Preferred Stock. . . . . . . . . . (D)        135,178
  Series A-1 Preferred Stock. . . . . . . . . (D)         57,607
  Series B Convertible Preferred Stock. . . . (B)        397,409
  Series C Convertible Preferred Stock. . . . (B)        101,515    2,340,742
Harber Brothers Productions, Inc. (1)(2)(5)(7) --
  Finances, produces and markets media
  products that combine entertainment,
  music, learning and interactivity --
  21.5% of fully-diluted equity
  Series A Voting Convertible Preferred Stock (A)       967,500       967,500
Highline Capital Management, LLC (2)(5)(7) --
  Organizes and manages investment partnerships
  24.9% of fully-diluted equity . . . . . . . (A)        - -          500,000
Micracor, Inc. (1)(2)(7) -- Designs and
  manufactures advanced solid state photonic
  systems -- 8.6% of fully-diluted equity
  Series F Convertible Preferred Stock --
  444,444 shares and 1,199,999 Warrants at
  $2.25 expiring 7/20/99. . . . . . . . . . . (D)        - -          333,333
  Convertible Note. . . . . . . . . . . . . . (D)   $   103,000       107,241
Nanophase Technologies Corporation
  (1)(2)(5)(7) -- Manufactures and markets
  inorganic crystals of nanometric dimensions
  7.6% of fully-diluted equity
  Series D Convertible Preferred Stock. . . . (B)     1,162,204     2,614,959
NeuroMetrix, Inc. (1)(2)(4)(7) -- Developing
  a device for diabetics to monitor their
  blood glucose -- 30% of fully-diluted equity
  125,000 Warrants to purchase Series B
  Preferred Stock at $1.60 expiring 6/2/97. . (A)
  Series A Convertible Preferred Stock. . . . (A)       175,000       210,000
PHZ Capital Partners Limited Partnership (1)(2)(5)(7)
  Organizes and manages investment partnership
  20.0% of fully-diluted equity . . . . . . . (B)                   1,000,000
  One year 8% note due 9/22/96. . . . . . . . (A)   $   500,000       500,000
PureSpeech, Inc. (1)(2)(4)(7) -- Software
  development company specializing in
  innovative speech recognition
  technology 8.6% of fully-diluted equity
  Series A Convertible Preferred Stock. . . . (A)       190,476       999,999

The accompanying notes are an integral part of this schedule.

                  SCHEDULE OF INVESTMENTS JUNE 30, 1996
                                (UNAUDITED)

                                         Method of
                                     Valuation (3)      Shares          Value
                                     -------------      ------          -----

Private Placement in Non-Controlled Affiliates (continued)

Questech Corporation (1)(2)(5)(13) --
   Manufactures and markets proprietary
   decorative tiles and signs --
   19.0% of fully-diluted equity
   Common Stock. . . . . . . . . . . . . . (B)         565,792    $ 2,263,168
   Warrants at $4.00 expiring 11/28/01 . . (A)         166,667            167
Sonex International Corporation (1)(2)(5) --
   Manufactures and markets an ultrasonic
   toothbrush for home use
   17.6% of fully-diluted equity
   Series A Non-Voting Convertible
      Preferred Stock. . . . . . . . . . . (D)          588,935
   Common Stock. . . . . . . . . . . . . . (D)           34,000             1
                                                                 ------------

Total Private Placement Portfolio
 in Non-Controlled Affiliates (cost: $12,165,517) . . . . . . .  $ 11,887,110
                                                                 ------------

Private Placement Portfolio in Controlled Affiliates (Illiquid) -- 14.2%

Genomica Corporation (1)(2)(4)(7)(10) --
  Develops software that enables the study
  of complex genetic diseases
  29.2% of fully-diluted equity
  Series A Convertible Preferred Stock. . (A)         1,660,200
  Common Stock. . . . . . . . . . . . . . (A)           199,800   $ 1,000,304
nFX Corporation (1)(2)(7) -- Develops
  neural-network software
  36.0% of fully-diluted equity
  Series A Voting Convertible
    Preferred Stock . . . . . . . . . . . (B)         1,294,288     2,888,980
  Series B Non-Voting Convertible
    Preferred Stock . . . . . . . . . . . (B)           689,920     1,539,979
                                                                 ------------

Total Private Placement Portfolio
  in Controlled Affiliates (cost: $3,537,024). . . . . . . . . . $  5,429,263
                                                                 ------------

U.S. Government Obligations -- 40.8 %

U.S. Treasury Note dated 03/01/93 due date
  02/28/98 -- 5.8% yield. . . . . . . . . (C)                    $  4,926,550
U.S. Treasury Bill dated 02/15/96 due date
  08/15/96 -- 5.1% yield. . . . . . . . . (A)                       4,736,230
U.S. Treasury Bill dated 03/14/96 due date
  09/12/96 -- 4.9% yield. . . . . . . . . (A)                       5,925,000
                                                                 ------------

Total Investments in U.S. Government Obligations
  (cost: $15,599,902). . . . . . . . . . . . . . . . . . . . . . $ 15,587,780
                                                                 ------------

Total Investments -- 100% (cost: $33,210,548). . . . . . . . . . $ 38,175,402
                                                                 ============

The accompanying notes are an integral part of this schedule.

                  SCHEDULE OF INVESTMENTS JUNE 30, 1996
                                 (UNAUDITED)



Notes to Schedule of Investments

1. Represents a non-income producing security. Equity investments that have not paid dividends within the last twelve months are considered to be non-income producing.
2.  Legal restrictions on sale of investment.
3. See Footnote to Schedule of Investments for a description of the Methods of Valuation A to L.
4.  These investments were made during 1996.
5. There were no purchases or sales of these securities during the six months ended June 30, 1996.
6. Formerly named National Mentor Holding Corp., Magellan Health Services, Inc. was later acquired by Charter Medical Corporation, which subsequently changed its name to Magellan Health Services, Inc.
7. These investments are in development stage companies. A development stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either has not yet commenced its planned principal operations or has commenced such operations but has not realized significant revenue from them.
8.  Formerly named Princeton Electronic Billboard, Inc.
9. Investments in unaffiliated companies consist of investments where the Company owns less than 5% of the investee company. Investments in non-controlled affiliated companies consist of investments where the Company owns more than 5% but less than 25% of the investee company. Investments in controlled affiliated companies consist of investments where the Company owns more than 25% of the investee company.
10. Genomica Corporation was co-founded by Harris & Harris Group, Inc., Cold Spring Harbor Laboratory and Falcon Technology Partners, LP. Mr. G. Morgan Browne serves on the Board of Harris & Harris Group, Inc. and is Administrative Director of Cold Spring Harbor Laboratory.
11. The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $2,015,782. The gross unrealized appreciation based on tax cost for these securities is $3,476,150. The gross unrealized depreciation on the cost of these securities is $220,683.
12. The percentage ownership of each investee, disclosed in the Schedule of Investments, expresses the potential common equity interest in each such investee. The calculated percentage represents the amount of issuer's common stock the Company owns or can acquire as a percentage of the issuer's total outstanding common stock plus common shares reserved for issued and outstanding warrants, convertible securities and stock options.
13. Formerly named Intaglio, Ltd.

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

  The Company's valuation policy with respect to the five broad investment categories is as follows:

EQUITY-RELATED SECURITIES

  Equity-related securities are carried at fair value using one or more of the following basic methods of valuation:

  A. Cost:  The cost method is based on the original cost to the Company.
This method is generally used in the early stages of a company's development until significant positive or negative events occur subsequent to the date of the original investment that dictate a change to another valuation method. Some examples of such events are: 1) a major recapitalization; 2) a major refinancing; 3) a significant third-party transaction; 4) the development of a meaningful public market for the company's common stock; 5) material positive or negative changes in the company's business.

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

  Market value for securities traded on securities exchanges or on the NASDAQ National Market System is the last reported sales price on the day of valuation; other securities traded in the over-the-counter market and listed securities for which no sale was reported on that day is the mean of the closing bid price and ask price on that day.

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


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of significant accounting policies followed in the preparation of the financial statements:

     Portfolio Investment Valuations. Investments are stated at "fair value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission. All assets are valued at fair value as determined in good faith by, or under the direction of, the Board of Directors. See the Asset Valuation Policy Guidelines in the Footnote to Schedule of Investments.

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

     Reclassifications. Certain reclassifications have been made to the December 31, 1995 financial statements to conform to the June 30, 1996 presentation.

     Estimates by Management. The preparation of the financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 1996 and December 31, 1995, and the reported amounts of income and expenses for the three months and six months ended June 30, 1996. Actual results could differ from these estimates.


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

     At June 30, 1996, there were 2,076,780 shares of common stock reserved for the issuance of stock option awards under the Amended 1988 Plan, of which 1,423,763 were subject to outstanding options and warrants and 653,017 were available for future awards.

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

     The following table summarizes changes in outstanding stock options under the 1988 Plan:

                                                          Option Exercise
                                 Number of Shares         Price Per Share
                                 ----------------         ---------------
Outstanding at December 31, 1995        1,050,000         $1.1875 - $5.75
Issued                                     80,000         $6.1875 - $7.00
Canceled                                        0                       0
Exercised                                  50,000                   $1.75
                                        ---------         ---------------

Outstanding at June 30, 1996            1,080,000         $1.1875 - $7.00
                                        =========         ===============

      As of June 30, 1996, there were outstanding warrants to purchase 343,763 shares of common stock at a price of $2.0641 per share expiring in 1999.


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

         For the six months and three months ended June 30, 1996, the Company's income tax provision was allocated as follows:

                                    Three Months  Six Months    Six Months
                                    Ended 6/30/96 Ended 6/30/96 Ended 6/30/95

Investment operations. . . . . . .  $   (199,147) $   (353,277) $   (586,926)
Realized loss on investments . . .       (79,354)      (56,807)      (71,919)
Net increase in unrealized
   appreciation on investments . .       573,673     1,001,791       513,317
                                    ------------- ------------- -------------
Total income tax provision . . . .  $    295,172  $    591,707  $   (145,528)
                                    ============= ============= =============

The above tax provision consists of the following:

                                    Three months  Six months    Six Months
                                    Ended 6/30/96 Ended 6/30/96 Ended 6/30/95

Current -- Federal . . . . . . . .  $   (277,136) $   (411,729) $   (847,401)
Deferred -- Federal. . . . . . . .       572,308     1,003,436       701,873
                                    ------------- ------------- -------------
Total income tax provision . . . .  $    295,172  $    591,707  $   (145,528)
                                    ============= ============= =============

     The effective tax rate differs from the Federal statutory rate primarily as a result of tax deductible expenses not allowed for book.

     The Company's deferred tax liability at June 30, 1996 consists of the following:

          Unrealized net appreciation on investments . . . . $ 1,700,041
          Medical retirement benefits. . . . . . . . . . . .     (72,320)
          Other. . . . . . . . . . . . . . . . . . . . . . .     (73,654)
                                                             ------------
          Net deferred income tax liability. . . . . . . . . $ 1,554,067
                                                             ============
     The exercise of nonqualified stock options and certain warrants give rise to compensation which is includable in the taxable income of recipients and deductible by the Company for federal and state income tax purposes. Compensation resulting from increases in the fair market value of the Company's common stock subsequent to the date of grant of the applicable exercised stock options and warrants is not recognized, in accordance with Accounting Principles Board Opinion No. 25, as an expense for financial reporting purposes.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

     During 1993, the Company signed a ten-year lease with sublet provisions for its office space. Rent expense under this lease for the six and three months ended June 30, 1996, amounted to $77,844 and $39,498 respectively. Future minimum lease payments in each of the following years are: 1997 -- $164,484; 1998 -- $168,768; 1999 -- $176,030; 2000 -- $178,560; 2001 --
$178,560; thereafter $280,506.

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

     At June 30, 1996, the Company would have to fund additional cash and/or property that would have to be valued at a total of $756,720 by December, 1998 in order for the Senior Professorship to become permanent.

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

    "Net realized gain (loss) on investments" and "Net increase (decrease) in unrealized appreciation on investments" are directly related in that when a security is sold to realize a gain (loss), net unrealized appreciation decreases (increases) and net realized gain increase (decrease).


Financial Condition at June 30, 1996

     The Company's total assets and net assets were, respectively, $39,795,780 and $37,803,232 at June 30, 1996, versus $37,524,555 and
$36,561,909 at December 31, 1995. Net asset value per share was $3.64 at June 30, 1996 versus $3.54 at December 31, 1995.

     The Company's financial condition is dependent on the success of its investments. The Company has invested and expects to continue to invest a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth or have no history of operations. At June 30, 1996, 50.1 percent of the Company's $39.8 million in total assets consisted of investments at fair value in private businesses, of which net unrealized appreciation was $3.6 million. At December 31, 1995, 35.5 percent of the Company's $37.5 million in total assets consisted of investments at fair value in private businesses, of which net unrealized appreciation was $0.8 million.

      A summary of the Company's investment portfolio is as follows:

                             June 30, 1996   December 31, 1995

Investments, at cost          $ 33,210,548        $ 33,826,696
Unrealized appreciation          4,964,854           2,102,593
                              ------------        ------------
Investments, at fair value    $ 38,175,402        $ 35,929,289
                              ============        ============

     Following an initial investment in a private company, the Company may make additional investments in such investee in order to: (1) increase its ownership percentage; (2) exercise warrants or options that were acquired in a prior financing; (3) preserve the Company's proportionate ownership in a subsequent financing or (4) attempt to preserve or enhance the value of the Company's investment. Such additional investments are referred to as "follow-on" investments. There can be no assurance that the Company will make follow-on investments or have sufficient funds to make additional investments. The failure to make such follow-on investments could jeopardize the viability of the investee company and the Company's investment or could result in a missed opportunity for the Company to participate to a greater extent in an investee's successful operations. The Company attempts to maintain adequate liquid capital to be in a position to make follow-on investments in its private investee portfolio companies. The Company may elect not to make a follow-on investment either because it does not want to increase its concentration of risk or because it prefers other opportunities, even if the follow-on investment opportunity appears attractive.

     The following table is a summary of the cash investments made by the Company in its private placement portfolio during the six months ended June 30, 1996:

                                            Amount
                                            ------
PureSpeech, Inc. (1)                   $   999,999
Genomica, Inc. (1)                       1,000,304
nFX Corporation (2)                        440,000
Micracor, Inc. (2)                         103,000
NeuroMetrix, Inc. (1)                      210,000
Gel Sciences, Inc. (2)                     545,000
Princeton Video Image, Inc. (3)            547,500
                                       -----------
     Total                             $ 3,845,803
                                       ===========

(1) New investee company
(2) Addition to existing investment in an investee company
(3) Exercise of warrants

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

     The Company had interest income of $430,864 and $493,695 for the six months ended June 30, 1996 and 1995, respectively. The decrease is a result of less available cash for interest-bearing investments due to increased non-income producing private portfolio investments. The Company also received consulting and administrative fees from certain portfolio companies which totaled $35,706 and $1,782 for the six months ended June 30, 1996 and 1995, respectively.

     Operating expenses were $1,521,317 and $1,343,466 for the six months ended June 30, 1996 and 1995, respectively. The increase is primarily due to additional consulting fees incurred in 1996 related to prospective private portfolio investments. Most of the Company's operating expenses are related to employee and director compensation, office expenses, consulting and professional fees (primarily legal and accounting).

     Net operating losses before taxes were $1,026,612 and $839,553 for the six months ended June 30, 1996 and 1995, respectively.

     The Company has in the past relied, and continues to rely to a large extent, upon proceeds from sales of investments, rather than investment income to defray a significant portion of its operating expenses. Because such sales cannot be predicted with certainty, the Company attempts to maintain adequate working capital to provide for fiscal periods when there are no such sales.

Realized Gains and Losses on Sales of Portfolios Securities:

     During the six months ended June 30, 1996 and 1995, the Company sold various public securities realizing a net pre-tax loss of $162,307 and $205,484, respectively.

Unrealized Appreciation and Depreciation of Portfolio Securities:

     Net unrealized appreciation on investments increased during the three months ended June 30, 1996, from $2,199,419 to $3,264,813, owing primarily to increased valuations for Gel Sciences, Inc. and Nanophase Technologies offset by the decreased valuation of Micracor Inc., Sonex International Corporation, Dynecology, Inc., Alliance Pharmaceutical Corp., Magellan Health Services and Cordex Petroleums, Inc.

     Net unrealized appreciation on investments increased during the six months ended June 30, 1996, from $1,404,343 to $3,264,813, owing primarily to increased valuations for Princeton Video Image, Inc., PHZ Capital Partners, Alliance Pharmaceutical Corp., Gel Sciences, Inc. and Nanophase Technologies offset by the decreased valuation of Micracor Inc., Sonex International Corporation, Dynecology, Inc. and Cordex Petroleums, Inc.

     Net unrealized appreciation on investments increased during the six months ended June 30, 1995 from $1,246,124 to $2,199,511, owing primarily to increased valuations for Cordex Petroleums, Inc. and Questech Corporation offset by the decreased valuation of Dynecology, Inc. and Magellan Health Services.


Liquidity and Capital Resources

     The Company reported total cash, receivables and marketable securities (the primary measure of liquidity) at June 30, 1996 of $19,531,839, versus $23,833,891 at December 31, 1995. Management believes that its cash, receivables and marketable securities provide it with sufficient liquidity for its operations.


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

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 3. Defaults Upon Senior Securities
        None

Item 4. Submission of Matters to a Vote of Security Holders

       On Thursday, April 11, 1996, Registrant held its Annual Meeting of Shareholders for the following purposes: 1) to elect directors of the Company;
2) to ratify, confirm and approve the Board of Directors' selection of Arthur Andersen LLP as the Company's independent public accountant for its fiscal year ending December 31, 1996. All of the nominees at the April 11, 1996 Annual Meeting were elected directors by an affirmative vote of at least 93% of the total shares outstanding. With respect to purpose number two, described as a proposal "to ratify, confirm and approve the Board of Directors' selection of Arthur Andersen LLP" as the Company's independent public accountant for its fiscal year ending December 31, 1996, the affirmative votes cast were 9,706,407, the negative votes cast were 63,180 and those abstaining were 12,970, effecting passage.

Item 5. Other Information

Item 6. Exhibits and reports on Form 8-K
        (a) See Exhibit Index for Exhibits to the Form 10-Q
        (b) None

EXHIBIT INDEX

Item Number (of Item 601 of Regulation S-K)

27. Financial Data Schedule

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Harris & Harris Group, Inc.


                                   By:/s/________________________
                                   Rachel M. Pernia, Vice President
                                   Treasurer, Controller and Principal
                                   Accounting Officer


Date: August 13, 1996

