Form 10-Q
period 1996-09-30
HARRIS & HARRIS GROUP INC /NY/
filed 1996-11-14
CIK 893739

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-Q

(Mark One)
  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996 or

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission File Number            0-11576

                        Harris & Harris Group, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

     New York                                                 13-3119827
-------------------------------                        ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification No.)


                           One Rockefeller Plaza
                                 Suite 1430
                          New York, New York 10020
                        ----------------------------
                 (Address of principal executive offices)

                               (212) 332-3600
                 -----------------------------------------
             (Registrant telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.01 per share, outstanding on November 13, 1996 was 10,564,889.

Harris & Harris Group, Inc.
Form 10Q, September 30, 1996

                             TABLE OF CONTENTS

                                                                Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements. . . . . . . . . . . . . . . . . .       3

Statement of Assets and Liabilities . . . . . . . . . . . . . .       4

Statement of Operations . . . . . . . . . . . . . . . . . . . .       5

Statement of Cash Flows . . . . . . . . . . . . . . . . . . . .       6

Statement of Changes in Net Assets. . . . . . . . . . . . . . .       7

Schedule of Investments . . . . . . . . . . . . . . . . . . . .       8

Notes to Financial Statements . . . . . . . . . . . . . . . . .      16

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition . . . . . . . . . . . . . . . . . . . . . .      21

Results of Operations . . . . . . . . . . . . . . . . . . . . .      23

Liquidity and Capital Resources . . . . . . . . . . . . . . . .      24

Risks . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      24

PART II  OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . .      26
Item 2.   Changes in Securities . . . . . . . . . . . . . . . .      26
Item 3.   Defaults Upon Senior Securities . . . . . . . . . . .      26
item 4.   Submission of Matters to a Vote of Security Holders .      26
Item 5.   Other Information . . . . . . . . . . . . . . . . . .      26
Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . .      26

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . .      27
Signature . . . . . . . . . . . . . . . . . . . . . . . . . . .      28

Harris & Harris Group, Inc.
Form 10-Q, September 30, 1996


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



                    STATEMENT OF ASSETS AND LIABILITIES


                                  ASSETS
                                        September 30, 1996  December 31, 1995
                                               (Unaudited)          (Audited)

Investments, at value (See accompanying
schedule of investments and notes). . .       $ 37,442,714       $ 35,929,289
Cash. . . . . . . . . . . . . . . . . .            172,916            364,354
Receivable from brokers . . . . . . . .                  0            205,789
Interest receivable . . . . . . . . . .             61,432            300,718
Taxes receivable (Note 5) . . . . . . .          1,040,388            367,929
Prepaid expenses. . . . . . . . . . . .             28,688             86,976
Other assets. . . . . . . . . . . . . .            263,419            269,500
                                              ------------       ------------

Total assets. . . . . . . . . . . . . .       $ 39,009,557       $ 37,524,555
                                              ============       ============

                          LIABILITIES & NET ASSETS


Accounts payable and accrued liabilities      $    330,465       $    352,129
Deferred rent. . . . . . . . . . . . . .            63,228             59,887
Deferred income tax liability (Note 5) .         1,418,072            550,630
                                              ------------       ------------
Total liabilities. . . . . . . . . . . .         1,811,765            962,646
                                              ------------       ------------
Commitments and contingencies (Note 6)
Net assets . . . . . . . . . . . . . . .      $ 37,197,792       $ 36,561,909
                                              ============       ============

Net assets are comprised of:
Preferred stock, $0.10 par value,
   2,000,000 shares authorized;
   none issued . . . . . . . . . . . . .      $          0       $          0
Common stock, $0.01 par value,
   25,000,000 shares authorized;
   10,442,682 issued and outstanding at
   9/30/96 and 10,333,902 issued and
   outstanding at 12/31/95 . . . . . . .           104,427            103,339
Additional paid in capital . . . . . . .        15,850,578         15,691,978
Accumulated net realized income. . . . .        18,229,445         19,362,249
Accumulated unrealized appreciation on
   investments, net of deferred taxes
   of $1,564,635 at 9/30/96 and
   $698,250 at 12/31/95. . . . . . . . .         3,013,342          1,404,343
                                              ------------       ------------
Net assets . . . . . . . . . . . . . . .      $ 37,197,792       $ 36,561,909
                                              ============       ============

Shares outstanding . . . . . . . . . . .        10,442,682         10,333,902
                                              ------------       ------------

Net asset value per outstanding share. .      $       3.56       $       3.54
                                              ============       ============


The accompanying notes are an integral part of these financial statements.

                           STATEMENT OF OPERATIONS
                                (UNAUDITED)

                                  Three        Three         Nine         Nine
                           Months Ended Months Ended Months Ended Months Ended
                                9/30/96      9/30/95      9/30/96      9/30/95
Investment income:
  Interest from:
    Fixed-income securities $   194,570  $   262,015  $   625,434  $   754,706
    Affiliated companies          9,556            0       29,667            0
  Dividend income--
    Unaffiliated companies            0            0        8,024        8,436
  Other income. . . . . . .      13,440            0       49,146        2,786
                            -----------  -----------  -----------  -----------
    Total income. . . . . .     217,566      262,015      712,271      765,928

Expenses:
  Salaries and benefits . .     367,772      376,545    1,152,078    1,137,926
  Administration and
    operations. . . . . . .     130,061       91,347      384,379      305,504
  Consulting fees . . . . .      89,522       29,132      335,225      118,344
  Professional fees . . . .      42,686      103,895      139,963      164,773
  Depreciation and
    amortization. . . . . .      14,500       15,000       43,187      155,980
  Rent. . . . . . . . . . .      41,784       29,797      119,628       87,391
  Directors' fees and
    expenses. . . . . . . .      20,132       12,907       47,203       25,793
  Custodian fees. . . . . .       2,929        3,326        9,040        9,704
                            -----------  -----------  -----------  -----------
    Total expenses. . . . .     709,386      661,949    2,230,703    2,005,415
                            -----------  -----------  -----------  -----------
  Operating loss before
    income taxes. . . . . .   (491,820)    (399,934)  (1,518,432)  (1,239,487)
  Income tax benefit (Note 5)   171,181      103,523      524,458      690,449
                            -----------  -----------  -----------  -----------
  Net operating loss. . . .   (320,639)    (296,411)    (993,974)    (549,038)


Net realized (loss) gain on investments:
  Realized (loss) gain on
    sale of investments . .    (51,277)      200,895    (213,584)      (4,589)
                            -----------  -----------  -----------  -----------
    Total realized (loss)
      gain. . . . . . . . .    (51,277)      200,895    (213,584)      (4,589)
  Income tax benefit
    (provision) (Note 5). .      17,947     (70,313)       74,754        1,606
                            -----------  -----------  -----------  -----------
  Net realized (loss)
    gain on investments . .    (33,330)      130,582    (138,830)      (2,983)

Net realized loss . . . . .   (353,969)    (165,829)  (1,132,804)    (552,021)


Net increase (decrease) in unrealized appreciation on investments:
  Decrease on investments
    held. . . . . . . . . .   (518,112)    (709,516)  (1,409,833)    (456,185)
  Increase on investments
    held. . . . . . . . . .      93,404      856,888    3,885,217    1,778,984
                            -----------  -----------  -----------  -----------
      Sub-total . . . . . .   (424,708)      147,372    2,475,384    1,322,799

  Increase as a result of
    investment sales. . . .      37,831            0            0      291,277
                            -----------  -----------  -----------  -----------
  Total (decrease) increase
    in unrealized appreciation
    on investments. . . . .   (386,877)      147,372    2,475,384    1,614,076
  Income tax provision
    (benefit) (Note 5). . .     135,406     (51,610)    (866,385)    (564,927)
                            -----------  -----------  -----------  -----------
  Net increase (decrease) in
    unrealized appreciation
    on investments. . . . .   (251,471)       95,762    1,608,999    1,049,149
                            -----------  -----------  -----------  -----------


Net increase (decrease) in net assets from operations:

  Total . . . . . . . . . . $ (605,440)  $  (70,067)  $   476,195  $   497,128
                            ===========  ===========  ===========  ===========

  Per outstanding share . . $    (0.06)  $    (0.00)  $      0.05  $      0.05
                            ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements.

                          STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

                                                           Nine           Nine
                                                   Months Ended   Months Ended
                                                        9/30/96        9/30/95

Cash flows provided (used) by operating activities:
  Net increase in net assets resulting from
    operations. . . . . . . . . . . . . . . . . .  $    476,195   $    497,128

  Adjustments to reconcile increase in net assets
    from operations to net cash provided (used)
    by operating activities:
    Net realized and unrealized gain on investments (2,261,800)    (1,609,487)
    Deferred income taxes . . . . . . . . . . . .       867,442        733,583
    Depreciation and amortization . . . . . . . .        43,187        155,980
    Other . . . . . . . . . . . . . . . . . . . .         1,448         23,340

  Changes in assets and liabilities:
    Receivable from brokers . . . . . . . . . . .       205,789      3,145,021
    Prepaid expenses. . . . . . . . . . . . . . .        58,288         40,690
    Interest receivable . . . . . . . . . . . . .       239,286      (244,998)
    Taxes receivable. . . . . . . . . . . . . . .     (600,271)        338,965
    Other assets. . . . . . . . . . . . . . . . .       (4,292)       (95,335)
    Accounts payable and accrued liabilities. . .      (21,664)       (53,983)
    Collection on note receivable . . . . . . . .             0         54,664
    Purchase of fixed assets. . . . . . . . . . .      (32,815)        (6,594)
                                                   ------------   ------------

  Net cash provided (used) by operating activities  (1,029,207)      2,978,974

Cash flows provided (used) by investing activities:
  Net sale (purchase) of short-term investments
    and marketable securities . . . . . . . . . .     5,156,883    (3,794,588)
  Investment in private placements. . . . . . . .   (4,406,614)    (3,649,540)
                                                   ------------   ------------

  Net cash provided (used) by investing activities      750,269    (7,444,128)

Cash flows provided (used) by financing activities:
  Purchase of stock . . . . . . . . . . . . . . .             0      (646,430)
  Proceeds from exercise of stock options . . . .        87,500         62,500
  Proceeds from private placement of common stock             0      5,000,001
                                                   ------------   ------------

  Net cash provided by financing activities              87,500      4,416,071

Net decrease in cash:
  Cash at beginning of period . . . . . . . . . .       364,354        221,457
  Cash at end of period . . . . . . . . . . . . .       172,916        172,374
                                                   ------------   ------------

  Net decrease in cash. . . . . . . . . . . . . .  $  (191,438)   $   (49,083)
                                                   ============   ============

Supplemental disclosures of cash flow information:
  Income taxes paid . . . . . . . . . . . . . . .  $     57,234   $      8,323
                                                   ============   ============

 The accompanying notes are an integral part of these financial statements.

                     STATEMENT OF CHANGES IN NET ASSETS
                                (UNAUDITED)
                               Three         Three          Nine          Nine
                        Months Ended  Months Ended  Months Ended  Months Ended
                             9/30/96       9/30/95       9/30/96       9/30/95

Changes in net assets from operations:

  Net operating loss. . $  (320,639)  $  (296,411)  $  (993,974)  $  (549,038)
  Net realized (loss)
    gain on investments     (33,330)       130,582     (138,830)       (2,983)
  Net (decrease)
    increase in unrealized
    appreciation on
    investments held. .    (251,471)        95,762     1,608,999     1,049,149

                        ------------  ------------  ------------  ------------

  Net (decrease)
    increase in net
    assets resulting
    from operations . .    (605,440)      (70,067)       476,195       497,128


Capital stock transactions:

  Restricted Stock Award           0             0             0     (536,146)
  Proceeds from exercise
    of stock options. .            0             0        87,500        62,500
  Tax benefit of exercise
    of stock options. .            0             0        72,188             0
  Proceeds from private
    placement of common stock      0             0             0     5,000,001
                         -----------  ------------  ------------  ------------

  Net increase from capital
    stock transactions             0             0       159,688     4,526,355
                         -----------  ------------  ------------  ------------

Net (decrease) increase
  in net assets. . . .     (605,440)      (70,067)       635,883     5,023,483


Net assets:

  Beginning of period     37,803,232    36,404,352    36,561,909    31,310,802
                        ------------  ------------  ------------  ------------

  End of period. . . .  $ 37,197,792  $ 36,334,285  $ 37,197,792  $ 36,334,285
                        ============  ============  ============  ============


The accompanying notes are an integral part of these financial statements.


                 SCHEDULE OF INVESTMENTS SEPTEMBER 30, 1996
                                (UNAUDITED)

                                          Method of      Shares/
                                      Valuation (3)    Principal        Value
                                      -------------    ---------        -----

Investments in Unaffiliated Companies (9)(11) -- 15.0% of total investments

Publicly-Traded Portfolio (Common Stock unless noted otherwise)

  Oil and Gas Related -- 0.7%
    CORDEX Petroleums, Inc. (1)(5)
    Argentinian oil and gas exploration
    Class A Common Stock. . . . . . . . . . (C)        4,052,080 $    252,878

  Biotechnology and Healthcare Related --7.3%
    Alliance Pharmaceutical Corporation
      (1)(5). . . . . . . . . . . . . . . . (C)           70,000    1,198,750
    Biofield Corp.(1)(4). . . . . . . . . . (C)           50,000      456,250
    Magellan Health Services, Inc.
      (1)(2)(5)(6). . . . . . . . . . . . . (C)           54,368    1,090,531
                                                                 ------------
Total Publicly-Traded Portfolio (cost: $1,566,024). . . . . . .  $  2,998,409


Private Placement Portfolio (Illiquid) -- 7.0%

  CORDEX Petroleums, Inc. (1)(2)(5)
    Argentinian oil and gas exploration
    Special Warrants . . . . . . . . . . . (C)         1,667,000 $          0
  Exponential Business Development Company
    (1)(2)(5) Venture capital partnership
    focused on early stage companies
    0.9% Limited partnership interest. . . (A)           - -           25,000
  Micracor, Inc. (1)(2)(7) -- Designs
    and manufactures advanced solid
    state photonic systems --
    3.4% of fully-diluted equity
    Series F Convertible Preferred Stock --
    444,444 shares and 1,199,999 Warrants
    at $2.25 expiring 7/20/99. . . . . . . (D)           - -                1
    Convertible Note . . . . . . . . . . . (D)          $103,000            1
  Princeton Video Image, Inc. (1)(2)(7)(8)
    Real time sports and entertainment
    advertising 3.6% of fully-diluted
    equity . . . . . . . . . . . . . . . . (B)            68,400
    Warrants at $2.25 expiring 8/97. . . . (D)             6,700    2,613,425
                                                                 ------------

Total Private Placement Portfolio (cost: $1,771,000). . . . . .  $  2,638,427
                                                                 ------------

Total Investments in Unaffiliated Companies (cost: $3,337,024)   $  5,636,836
                                                                 ------------


The accompanying notes are an integral part of this schedule.

                 SCHEDULE OF INVESTMENTS SEPTEMBER 30, 1996
                                (UNAUDITED)

                                          Method of    Shares/
                                      Valuation (3)  Principal          Value
                                      -------------  ---------          -----

Private Placement in Non-Controlled Affiliates (Illiquid) -- 30.6%
Dynecology Incorporated (1)(2)(5)(7) --
  Develops various environmental
  intellectual properties -- Option
  expiring 12/13/98 to purchase at
  $15 per share 135,000 shares of
  Common Stock equaling 18.1% of
  fully-diluted equity. . . . . . . . . . . (D)          - -     $     45,000
Gel Sciences, Inc. (1)(2)(7) -- Develops
  engineered response gels for controlled
  release systems -- 11.1% of
  fully-diluted equity
  Warrants -- 27,766 at $1.65 expiring
    02/01/00 . . . . . . . . . . . . . . . . (D)         - -
  Common Stock . . . . . . . . . . . . . . . (B)         171,172
  Series A Preferred Stock . . . . . . . . . (D)         135,178
  Series A-1 Preferred Stock . . . . . . . . (D)          57,607
  Series B Convertible Preferred Stock . . . (B)         397,409
  Series C Convertible Preferred Stock . . . (B)         101,515    2,344,922
Harber Brothers Productions, Inc. (1)(2)(5)(7)
  -- Finances, produces and markets media
  products that combine entertainment, music,
  learning and interactivity -- 21.5% of
  fully-diluted equity
  Series A Voting Convertible Preferred Stock (A)        967,500      967,500
Highline Capital Management, LLC (2)(5)(7)
  -- Organizes and manages investment
  partnerships 24.9% of fully-diluted equity  (A)        - -          500,000
Nanophase Technologies Corporation (1)(2)(5)(7)
  -- Manufactures and markets inorganic
  crystals of nanometric dimensions
  7.6% of fully-diluted equity
  Series D Convertible Preferred Stock. . . . (B)      1,162,204    2,614,959
NeuroMetrix, Inc. (1)(2)(4)(7) -- Developing
  a device for diabetics to monitor their
  blood glucose -- 30% of fully-diluted equity
  Warrants -- 125,000 at $1.60 expiring 6/2/97(A)
  Series A Convertible Preferred Stock    (A)            175,000      210,000
PHZ Capital Partners Limited Partnership
  (1)(2)(5)(7) Organizes and manages
  investment partnership 20.0% of
  fully-diluted equity. . . . . . . . . . (B)                       1,000,000
  One year 8% note due 9/22/97. . . . . . (A)         $  500,000      500,000
PureSpeech, Inc. (1)(2)(4)(7) -- Develops
  and markets innovative speech recognition
  technology 8.6% of fully-diluted equity
  Series A Convertible Preferred Stock. . (A)            190,476      999,999
Questech Corporation (1)(2)(5)(13) --
  Manufactures and markets proprietary
  decorative tiles and signs -
  18.9% of fully-diluted equity
  Common Stock. . . . . . . . . . . . . . (B)            565,792    2,263,168
  Warrants at $4.00 expiring 11/28/01 . . (A)            166,667          167
Sonex International Corporation
  (1)(2)(5)(7) -- Manufactures and markets
  an ultrasonic toothbrush for home use
  17.6% of fully-diluted equity
  Series A Non-Voting Convertible
    Preferred Stock . . . . . . . . . . . (D)            588,935
  Common Stock. . . . . . . . . . . . . . (D)             34,000            1
                                                                 ------------

Total Private Placement Portfolio
  in Non-Controlled Affiliates (cost: $11,062,518). . . . . . .  $ 11,445,716
                                                                 ------------

The accompanying notes are an integral part of this schedule.

               SCHEDULE OF INVESTMENTS SEPTEMBER 30, 1996
                                (UNAUDITED)

                                             Method of
                                         Valuation (3)  Shares           Value
                                         -------------  ------           -----
Private Placement Portfolio in Controlled Affiliates (Illiquid) -- 16.0%

Genomica Corporation (1)(2)(4)(7)(10) --
  Develops software that enables the
  study of complex genetic diseases
  26.6% of fully-diluted equity
  Series A Convertible Preferred Stock. . . . . (A)    1,660,200
  Common Stock. . . . . . . . . . . . . . . . . (A)      199,800  $  1,000,304
MultiTarget, Inc. (1)(2)(4)(7)--Developing
  intellectual property related to
  localized treatment of cancer
  41.7% of fully-diluted equity
  Series A Convertible Preferred Stock. . . . . (A)      375,000        60,811
nFX Corporation (1)(2)(7) -- Develops
  neural-network software
  37.5% of fully-diluted equity
  Series A Voting Convertible Preferred
    Stock . . . . . . . . . . . . . . . . . . . (B)    1,294,288     2,888,980
  Series B Non-Voting Convertible Preferred
    Stock . . . . . . . . . . . . . . . . . . . (B)      689,920     1,539,979
PowerVoice Technologies, Inc. (1)(2)(4)(7) --
  To commercially exploit innovative
  distributed computing technology
  29.7% of fully-diluted equity
  Series A Convertible Preferred Shares . . . . (A)      500,000       500,000
                                                                  ------------

Total Private Placement Portfolio
  in Controlled Affiliates (cost: $4,097,835) . . . . . . . . .   $  5,990,074
                                                                  ------------

U.S. Government Obligations -- 38.4%

Treasury Note dated 03/01/93 due date
  02/28/98 -- 6.0% yield. . . . . . . . . . . . (C)               $  4,941,400
Treasury Bill dated 10/19/95 due date
  10/17/96 -- 4.9% yield. . . . . . . . . . . . (A)                  1,498,248
Treasury Bill dated 11/16/95 due date
  11/14/96 -- 5.0% yield. . . . . . . . . . . . (A)                  1,997,996
Treasury Bill dated 12/14/95 due date
  12/12/96 -- 5.0% yield. . . . . . . . . . . . (A)                  2,098,703
Treasury Bill dated 6/15/96 due date
  02/13/97 -- 5.2% yield. . . . . . . . . . . . (A)                  3,833,741
                                                                  ------------

Total Investments in U.S. Government Obligations
  (cost: $14,367,360) . . . . . . . . . . . . . . . . . . . . .   $ 14,370,088
                                                                  ------------

Total Investments -- 100% (cost: $32,864,737) . . . . . . . . .   $ 37,442,714
                                                                  ============


The accompanying notes are an integral part of this schedule.

                SCHEDULE OF INVESTMENTS SEPTEMBER 30, 1996
                                (UNAUDITED)

Notes to Schedule of Investments

1. Represents a non-income producing security. Equity investments that have not paid dividends within the last twelve months are considered to be non-income producing.
2.   Legal restrictions on sale of investment.
3. See Footnote to Schedule of Investments for a description of the Methods of Valuation A to L.
4.   These investments were made during 1996.
5. There were no purchases or sales of these securities during the nine months ended September 30, 1996.
6. Formerly named National Mentor Holding Corp., Magellan Health Services, Inc. was later acquired by Charter Medical Corporation, which subsequently changed its name to Magellan Health Services, Inc.
7. These investments are in development stage companies. A development stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either has not yet commenced its planned principal operations or has commenced such operations but has not realized significant revenue from them.
8.   Formerly named Princeton Electronic Billboard, Inc.
9. Investments in unaffiliated companies consist of investments where the Company owns or has options to acquire less than 5% of the investee company. Investments in non-controlled affiliated companies consist of investments where the Company owns or has options to acquire more than 5% but less than 25% of the investee company. Investments in controlled affiliated companies consist of investments where the Company owns or has options to acquire more than 25% of the investee company.
10. Genomica Corporation was co-founded by Harris & Harris Group, Inc., Cold Spring Harbor Laboratory and Falcon Technology Partners, LP. Mr.
     G. Morgan Browne serves on the Board of Harris & Harris Group, Inc. and is Administrative Director of Cold Spring Harbor Laboratory.
11. The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $3,444,701. The gross unrealized appreciation based on tax cost for these securities is $3,540,331. The gross unrealized depreciation based on the cost of these securities is $1,455.873.
12. The percentage ownership of each investee, disclosed in the Schedule of Investments, expresses the potential common equity interest in each such investee. The calculated percentage represents the amount of issuer's common stock the Company owns or can acquire as a percentage of the issuer's total outstanding common stock plus common shares reserved for issued and outstanding warrants, convertible securities and stock options.
13.  Formerly named Intaglio, Ltd.

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

                                      14
SHORT-TERM FIXED-INCOME INVESTMENTS

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

Reclassifications. Certain reclassifications have been made to the December 31, 1995 financial statements to conform to the September 30, 1996 presentation.

Estimates by Management. The preparation of the financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 1996 and December 31, 1995, and the reported amounts of income and expenses for the three months and nine months ended September 30, 1996. Actual results could differ from these estimates.


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

At September 30, 1996, there were 2,088,536 shares of common stock reserved for the issuance of stock option awards under the Amended 1988 Plan, of which 1,253,605 were subject to outstanding options and warrants and 834,931 were available for future awards.

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

The following table summarizes changes in outstanding stock options under the 1988 Plan:

                                       Number of          Option Exercise
                                         Shares           Price Per Share
                                       ---------          ---------------

Outstanding at December 31, 1995       1,050,000          $1.1875 - $5.750
Issued                                    80,000          $6.1875 - $7.000
Canceled                                (64,000)                    $5.375
Exercised                               (50,000)                    $1.750
                                       ---------          ----------------

Outstanding at September 30, 1996      1,016,000          $1.1875 - $7.000
                                       =========          ================

As of September 30, 1996, there were outstanding warrants to purchase 237,605 shares of common stock at a price of $2.0641 per share expiring in 1999.


NOTE 4.  EMPLOYEE BENEFITS

As of August 15, 1990, the Company entered into non-competition, employment and severance contracts with its Chairman, Charles E. Harris, pursuant to which he is to receive compensation in the form of salary and other benefits. This contract was amended on June 30, 1992, January 3, 1993, and June 30, 1994. The term of the contract expires on December 31, 1999.

Base salary is to be increased annually to reflect inflation and in addition may be increased by such amounts as the Board of Directors of the Company (the "Board") deems appropriate.

In addition, Mr. Harris is entitled under certain circumstances to receive severance pay under the employment and severance contracts.

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

For the three months and nine months ended September 30, 1996, the Company's income tax provision (benefit) was allocated as follows:


                     Three Months   Three Months    Nine Months    Nine Months
                    Ended 9/30/96  Ended 9/30/95  Ended 9/30/96  Ended 9/30/95

Investment operations $ (171,181)    $ (103,523)   $  (524,458)   $  (690,449)
Realized (loss) gain
  on investments. . .    (17,947)         70,313       (74,754)        (1,606)
Net increase in
  unrealized appreciation
  on investments. . .   (135,406)         51,610        866,385        564,927
                      -----------    -----------   ------------   ------------
Total income tax
  provision (benefit) $ (324,534)    $    18,400   $    267,173   $  (127,128)
                      ===========    ===========   ============   ============

The above tax provision consists of the following:

                     Three Months   Three Months    Nine Months    Nine Months
                    Ended 9/30/96  Ended 9/30/95  Ended 9/30/96  Ended 9/30/95

Current -- Federal    $ (188,540)    $  (13,309)   $  (600,269)   $  (860,710)
Deferred -- Federal     (135,994)         31,709        867,442        733,582
                      -----------    -----------   ------------   ------------
Total income tax
  provision (benefit) $ (324,534)    $    18,400   $    267,173   $   (127,128)
                      ===========    ===========   ============   =============


The effective tax rate differs from the Federal statutory rate primarily as a result of tax deductible expenses not allowed for book.

The Company's deferred tax liability at September 30, 1996 consists of the following:

Unrealized net appreciation on investments. . . . . . . .  $ 1,564,635
Medical retirement benefits . . . . . . . . . . . . . . .     (72,320)
Other . . . . . . . . . . . . . . . . . . . . . . . . . .     (74,243)
                                                           -----------
Net deferred income tax liability . . . . . . . . . . . .  $ 1,418,072
                                                           ===========

The exercise of nonqualified stock options give rise to compensation which is includable in the taxable income of recipients and deductible by the Company for federal and state income tax purposes. Compensation resulting from increases in the fair market value of the Company's common stock subsequent to the date of grant of the applicable exercised stock options is not recognized, in accordance with Accounting Principles Board Opinion No. 25, as an expense for financial reporting purposes.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

During 1993, the Company signed a ten-year lease with sublet provisions for its office space. Rent expense under this lease for the three months and nine months ended September 30, 1996, amounted to $41,784 and $119,628 respectively. Future minimum lease payments in each of the following years are: 1997 -- $164,484; 1998 -- $168,768; 1999 -- $176,030; 2000 -- $178,560;
2001 -- $178,560; thereafter $280,506.

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

At September 30, 1996, the Company would have to fund additional cash and/or property that would have to be valued at a total of $756,720 by December, 1998 in order for the Senior Professorship to become permanent.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement of  Operations

The Company accounts for its operations under Generally Accepted Accounting Principles for investment companies. On this basis, the principal measure of its financial performance is captioned "Net increase (decrease) in net assets from operations," which is the sum of three elements. The first element is "Net operating loss," which is the difference between the Company's income from interest, dividends and fees and its operating expenses, net of applicable income tax provisions (benefits). The second element is "Net realized gain (loss) on investments," which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, net of applicable income tax provisions (benefits). These two elements are combined in the Company's financial statements and reported as "Net realized income (loss)." The third element, "Net increase (decrease) in unrealized appreciation on investments," is the net change in the fair value of the Company's investment portfolio, net of increase (decrease) in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

"Net realized gain (loss) on investments" and "Net increase (decrease) in unrealized appreciation on investments" are directly related. When a security is sold to realize a gain (loss), net unrealized appreciation decreases (increases) and net realized gain increases (decreases).


Financial Condition at September 30, 1996

The Company's total assets and net assets were, respectively, $39,009,557 and $37,197,792 at September 30, 1996, versus $37,524,555 and $36,561,909 at
December 31, 1995. Net asset value per share was $3.56 at September 30, 1996, versus $3.54 at December 31, 1995.

The Company's financial condition is dependent on the success of its investments. The Company has invested and expects to continue to invest a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth or have no history of operations. At September 30, 1996, 51.5 percent of the Company's $39.0 million in total assets consisted of investments at fair value in private businesses, of which net unrealized appreciation was $3.1 million before taxes. At December 31, 1995, 35.5 percent of the Company's $37.5 million in total assets consisted of investments at fair value in private businesses, of which net unrealized appreciation was $0.8 million before taxes.


A summary of the Company's investment portfolio is as follows:


                                  September 30, 1996  December 31, 1995

Investments, at cost              $ 32,864,737        $ 33,826,696
Unrealized appreciation*             4,577,977           2,102,593
                                  ------------        ------------

Investments, at fair value        $ 37,442,714        $ 35,929,289
                                  ============        ============

*The accumulated unrealized appreciation on investments net of deferred taxes is $3,013,342 at September 30, 1996, versus $1,404,343 at December 31, 1995.

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

The following table is a summary of the cash investments made by the Company in its private placement portfolio during the nine months ended September 30, 1996:

New Investments:              Amount

PureSpeech, Inc.              $    999,999
Genomica, Inc.                   1,000,304
NeuroMetrix, Inc.                  210,000
MultiTarget, Inc.                   60,811
PowerVoice Technologies, Inc.      500,000
                              ------------
     Sub-total                $  2,771,114

Follow-on Investments:

nFX Corporation               $    440,000
Micracor, Inc.                     103,000
Gel Sciences, Inc.                 545,000
                              ------------
     Sub-total                $  1,088,000

Exercise of Warrants Held:

Princeton Video Image, Inc.   $    547,500
                              ------------
Total                         $  4,406,614
                              ============



Subsequent to September 30, 1996, the Company co-founded BioSupplyNet, Inc. with an investment of $575,000, representing a 34.5 percent fully-diluted interest.

Results of Operations

Investment Income and Expenses:


The Company's principal investment objective is capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and provides little or no current yield in the form of dividends or interest. The Company does earn interest income from fixed-income U.S. Government obligations. The amount of interest income earned varies based upon the average balance of the Company's portfolio of U.S. Government obligations and the average yield on this portfolio.

The Company had interest income of $625,434 and $754,706 for the nine months ended September 30, 1996 and September 30, 1995, respectively. The decrease is a result of a decline in the balance of the Company's portfolio of U.S. Government obligations due to purchases of non-income producing private portfolio investments. The Company also received consulting and administrative fees from certain portfolio companies which totaled $49,146 and $2,786 for the nine months ended September 30, 1996 and September 30, 1995, respectively.

Operating expenses were $2,230,703 and $2,005,415 for the nine months ended September 30, 1996 and September 30, 1995, respectively. The increase is primarily due to additional consulting fees incurred in 1996 related to prospective private portfolio investments. Most of the Company's operating expenses are related to employee and director compensation, office and rent expenses and consulting and professional fees (primarily legal and accounting).

Net operating losses before taxes were $1,518,432 and $1,239,487 for the nine months ended September 30, 1996 and September 30, 1995, respectively.

The Company has in the past relied, and continues to rely to a large extent, upon proceeds from sales of investments, rather than investment income, to defray a significant portion of its operating expenses. Because such sales cannot be predicted with certainty, the Company attempts to maintain adequate working capital to provide for fiscal periods when there are no such sales.

Realized Gains and Losses on Sales of Portfolio Securities:

During the nine months ended September 30, 1996 and September 30, 1995, the Company sold various public securities realizing a net pre-tax loss of $213,584 and $4,589, respectively.

Unrealized Appreciation and Depreciation of Portfolio Securities:

Net unrealized appreciation on investments decreased $424,708 during the three months ended September 30, 1996 owing primarily to decreased valuations of Micracor Inc., Dynecology, Inc. and Cordex Petroleums, Inc. offset slightly by an increase in the valuation of Alliance Pharmaceutical Corporation and Gel Sciences, Inc.


Net unrealized appreciation on investments increased $2,475,384 during the nine months ended September 30, 1996, owing primarily to increased valuations for Nanophase Technologies Corporation, Gel Sciences, Inc., Princeton Video Image, Inc., PHZ Capital Partners Limited Partnership, and Alliance Pharmaceutical Corporation, offset by the decreased valuation of Micracor Inc., Sonex International Corporation, Dynecology, Inc. and Cordex Petroleums, Inc.

Net unrealized appreciation on investments increased $1,322,799 during the nine months ended September 30, 1995, owing primarily to increased valuations for Cordex Petroleums, Inc. and Questech Corporation offset by the decreased valuation of Dynecology, Inc. and Magellan Health Services, Inc.

Liquidity and Capital Resources

The Company reported total cash, receivables and marketable securities (the primary measure of liquidity) at September 30, 1996 of $18,643,233, versus $23,833,891 at December 31, 1995. Management believes that its cash, receivables and marketable securities provide it with sufficient liquidity for its operations.

Risks

Pursuant to Section 64 (b) (1) of the Investment Company Act of 1940, a Business Development Company is required to describe the risk factors involved in an investment in the securities of such company due to the nature of the company's investment portfolio. There are significant risks inherent in the company's venture capital business. The Company has invested and will continue to invest a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth and have not attained profitability or have no history of operations. Because of the speculative nature and the lack of public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Company expects that some of its venture capital investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize that potential.

The Company has been and shall continue to be risk seeking rather than risk adverse in its approach to its venture capital and other investments. Neither the Company's investments nor an investment in the Company is intended to constitute a balanced investment program. The Company does not currently intend to pay cash dividends. The Company has in the past relied and continues to rely to a large extent upon proceeds from sales of investments, rather than investment income, to defray a significant portion of its operating expenses.

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

                                     27

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Harris & Harris Group, Inc.


By:/s/_______________________
Rachel M. Pernia, Vice President
Treasurer, Controller and Principal
Accounting Officer


Date: November 13, 1996

                                   28