Form 10-Q/A
period 1996-09-30
HARRIS & HARRIS GROUP INC /NY/
filed 1996-11-26
CIK 893739

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-Q/A

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.01 per share, outstanding on November 13, 1996 was 10,442,682.

The prior filing of the Form 10-Q for the period ending September 30, 1996 misstated the number of shares outstanding.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Harris & Harris Group, Inc.


By:/s/_______________________
Rachel M. Pernia, Vice President
Treasurer, Controller and Principal
Accounting Officer


Date: November 26, 1996