Form 10-K
period 1996-12-31
HARRIS & HARRIS GROUP INC /NY/
filed 1997-03-31
CIK 893739

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                Form 10-K

                   Annual Report Pursuant to Section 13
              or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                       Commission File No. 0-11576
December 31, 1996

                       HARRIS & HARRIS GROUP, INC.
            ------------------------------------------------
           (Exact name of registrant specified in its charter)

         New York                                      13-3119827
-------------------------                     ----------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

One Rockefeller Plaza, Rockefeller Center, New York, New York         10020
-------------------------------------------------------------        --------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code       (212) 332-3600
                                                   ---------------------

     Securities registered pursuant to Section 12(b) of the Act:

                                                   None

     Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock $ .01 par value
                     --------------------------------
                            (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                          Yes X  No
                                             ---   ---
   The aggregate market value of the Common Stock held by non-affiliates of Registrant as of March 14, 1997 was $37,414,515 based on the last sale price as quoted by NASDAQ on such date (only officers and directors are considered affiliates for this calculation).

   As of March 14, 1997, the registrant has 10,442,682 shares of common stock, par value $ .01 per share, outstanding.


                             TABLE OF CONTENTS

                                                                Page
PART I

     Item 1. Business. . . . . . . . . . . . . . . .              1
     Item 2. Properties. . . . . . . . . . . . . . .              6
     Item 3. Legal Proceedings . . . . . . . . . . .              6
     Item 4. Submission of Matters to a Vote of Security Holders  6


PART II

     Item 5. Market for Company's Common Equity and Related
               Stockholder Matters . . . . . . . . .              7
     Item 6. Selected Financial Data . . . . . . . .              8
     Item 7. Management's Discussion and Analysis of Financial
               Condition and Results of Operations .              9
     Item 8. Financial Statements and Supplementary Data         13
     Item 9. Disagreements on Accounting and
               Financial Disclosure. . . . . . . . .             13

PART III

     Item 10. Directors and Executive Officers of the Company    14
     Item 11. Executive Compensation . . . . . . . .             18
     Item 12. Security Ownership of Certain
               Beneficial Owners and Management. . .             20
     Item 13. Certain Relationships and Related Transactions     21

PART IV

     Item 14. Exhibits, Financial Statements, Schedules and
               Reports on Form 8-K . . . . . . . . .             21

     Signatures. . . . . . . . . . . . . . . . . . .             22

     Exhibit Index . . . . . . . . . . . . . . . . .             24


                                 PART I

Item 1.     Business

     Harris & Harris Group, Inc. (the "Registrant" or "Company") is a venture capital investment company, operating as a Business Development Company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). The Company's objective is to achieve long-term capital appreciation, rather than current income, from its investments. The Company has invested a substantial portion of its assets in private development stage or start-up companies, and in the development of new technologies in a broad range of industry segments. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth and have not attained profitability or have no history of operations. The Company may also invest, to the extent permitted under the 1940 Act, in publicly traded securities, including high risk securities as well as investment grade securities. The Company may participate in expansion financing and leveraged buy out financing of more mature operating companies as well as other investments. As a venture capital company, the Company invests in and provides managerial assistance to its private investees which, in its opinion, have significant potential for growth. There is no assurance that the Company's investment objective will be achieved.

     The Company was incorporated under the laws of the State of New York in August 1981. Prior to September 30, 1992, the Company was registered and filed under the reporting requirements of the Securities and Exchange Act of 1934 as an operating company. On that date the Company commenced operations as a closed-end, non-diversified investment company under the 1940 Act. On July 26, 1995, the Company elected to become a business development company subject to the provision of Sections 55 through 65 of the 1940 Act, as amended by the Small Business Incentive Act of 1980. As a BDC, the Company operates as an internally managed investment company whereby its officers and employees, under the general supervision of its Board of Directors, conduct its operations.

Venture Capital Investments

     The Company has invested a substantial portion of its assets in private development stage or start-up companies. The Company may initially own 100 percent of the securities of a start-up investment for a period of time and may control such company for a substantial period. In connection with its venture capital investments, the Company may be involved in recruiting management, formulating operating strategies, product development, marketing and advertising, assisting in financial plans, as well as providing management in the initial start-up stages and establishing corporate goals. The Company may assist in raising additional capital for such companies from other potential investors and may subordinate its own investment to that of other investors. The Company may also find it necessary or appropriate to provide additional capital of its own. The Company may introduce such companies to potential joint venture partners, suppliers and customers. In addition, the Company may assist in establishing relationships with investment bankers and other professionals. The Company may also assist with mergers and acquisitions. The Company may derive income from such companies for the performance of any of the above services. Because of the speculative nature of these investments and the lack of any market for such securities, there is significantly greater risk of loss than is the case with traditional investment securities. The Company expects that some of its venture capital investments will be a complete loss or will be unprofitable and that some will appear likely to become successful, but never realize their potential. The Company has been and will continue to be risk seeking rather than risk averse in its approach to its venture capital and other investments.

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

     The Company has invested a substantial portion of its assets in securities that do not pay interest or dividends and that are subject to legal or contractual restrictions on resale that may adversely affect the liquidity and marketability of such securities.

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

Managerial Assistance

     The Company believes that providing managerial assistance to its investees is critical to its business development activities. "Making available significant managerial assistance" as defined in the 1940 Act with respect to a business development company such as the Company means (a) any arrangement whereby a business development company, through its directors, officers, employees or general partners, offers to provide, and if accepted, does so provide, significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company; or
(b) the exercise by a business development company of a controlling influence over the management or policies of a portfolio company by a business development company acting individually or as a part of a group acting together which controls such portfolio company. The Company is required by the 1940 Act to make significant managerial assistance available at least with respect to investee companies that the Company treats as qualifying assets for purposes of the 70 percent test (see "Regulation"). The nature, timing and amount of managerial assistance provided by the Company vary depending upon the particular requirements of each investee company.

     The Company may be involved with its investees in recruiting management, product planning, marketing and advertising and the development of financial plans, operating strategies and corporate goals. In this connection, the Company may assist clients in developing and utilizing accounting procedures to efficiently and accurately record transactions in books of account, which will facilitate asset and cost control and the ready determination of results of operations. The Company also seeks capital for its investees from other potential investors and occasionally subordinates its own investment to those of other investors. The Company introduces its investees to potential suppliers, customers and joint venture partners and assists its investees in establishing relationships with commercial and investment bankers and other professionals, including management consultants, recruiters, legal counsel and independent accountants. The Company also assists with joint ventures, acquisitions and mergers.

     In connection with its managerial assistance, the Company may be represented by one or more of its officers or directors on the board of directors of an investee. As an investment matures and the investee develops management depth and experience, the Company's role will become progressively less active. However, when the Company owns or on a pro forma basis could acquire a substantial proportion of a more mature investee company's equity, the Company remains active in and will frequently initiate planning of major transactions by the investee. The Company's goal is to assist each investee company in establishing its own independent and effective board of directors and management.

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

Regulation

     The Small Business Investment Incentive Act of 1980 modified the provisions of the 1940 Act that are applicable to a closed-end investment BDC. After filing its election to be treated as a BDC, a company may not withdraw its election without first obtaining the approval of holders of a majority of its outstanding voting securities. The following is a brief description of the 1940 Act, as modified by the Small Business Investment Incentive Act of 1980, and is qualified in its entirety by the reference to the full text of the 1940 Act and the rules thereunder by the Securities and Exchange Commission (the "SEC").

     Generally, to be eligible to elect BDC status, a company must primarily engage in the business of furnishing capital and managerial expertise to companies which do not have ready access to capital through conventional financial channels. Such portfolio companies are termed "eligible portfolio companies." More specifically, in order to qualify as a BDC, a company must
(i) be a domestic company; (ii) have registered a class of its securities or have filed a registration statement with the SEC pursuant to Section 12 of the Exchange Act of 1934; (iii) operate for the purpose of investing in the securities of certain types of portfolio companies, namely, immature or emerging companies and businesses suffering or just recovering from financial distress (see following paragraph); (iv) extend significant managerial assistance to such portfolio companies; (v) have a majority of "disinterested" directors (as defined in the 1940 Act) and (vi) file (or, under certain circumstances, intend to file) a proper notice of election with the SEC.

     An eligible portfolio company generally is a domestic company that is not an investment company and that (i) does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list; (ii) is actively controlled by a BDC and has an affiliate of a BDC on its board of directors or (iii) meets such other criteria as may be established by the SEC. Control under the 1940 Act is presumed to exist where a BDC owns 25 percent of the outstanding securities of the investee.

     The 1940 Act prohibits or restricts companies subject to the 1940 Act from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the 1940 Act limits the type of certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of acquisition, less than 70 percent of the value of the Company's assets consist of qualifying assets. Qualifying assets include: (i) securities of companies that were eligible portfolio companies at the time such company acquired their securities; (ii) securities of bankrupt or insolvent companies that were eligible at the time of such company's initial investment in those companies; (iii) securities received in exchange for or distributed in or with respect to any of the foregoing and (iv) cash items, government securities and high quality short-term debt. The 1940 Act also places restrictions on the nature of the transactions in which, and the persons for whom, securities can be purchased in order for the securities to be considered qualifying assets. Such restrictions include limiting purchases to transactions not involving a public offering and acquiring securities from either the portfolio company or their officers, directors or affiliates.

     The Company is permitted by the 1940 Act, under specified conditions, to issue multiple classes of senior debt and a single class of preferred stock if its asset coverage, as defined in the 1940 Act, is at least 200 percent after the issuance of the debt or the preferred stock (i.e., such senior securities may not be in excess of 50 percent of its net assets). If the value of the Company's assets, as defined, were to increase through the issuance of additional capital stock or otherwise, the Company would be permitted under the 1940 Act to issue senior securities.

     The Company may sell its securities at a price that is below the prevailing net asset value per share only after a majority of its disinterested directors has determined that such sale would be in the best interest of the Company and its stockholders and upon the approval by the holders of a majority of its outstanding voting securities, including a majority of the voting securities held by non-affiliated persons. If the offering of the securities is underwritten, a majority of the disinterested directors must determine in good faith that the price of the securities being sold is not less than a price which closely approximates market value of the securities, less any distribution discount or commission. As defined by the 1940 Act, the term "majority of the Company's outstanding voting securities" means the vote of (i) 67 percent or more of the Company's Common Stock present at the meeting, if the holders of more than 50 percent of the outstanding Common Stock are present or represented by proxy or (ii) more than 50 percent of the Company's outstanding Common Stock, whichever is less.

     Most of the transactions involving the Company and its affiliates (as well as affiliates of those affiliates) which were prohibited without the prior approval of the Commission under the 1940 Act prior to its amendment by the Small Business Investment Incentive Act are now permissible upon the prior approval of a majority of the Company's independent directors and a majority of the directors having no financial interest in the transactions. However, certain transactions involving certain closely affiliated persons of the Company, including its directors, officers, and employees, may still require the prior approval of the Commission. In general, (i) any person who owns, controls or holds power to vote, more than 5 percent of the Company's outstanding Common Stock; (ii) any director, executive officer or general partner of that person and (iii) any person who directly or indirectly controls, is controlled by, or is under common control with, that person, must obtain the prior approval of a majority of the Company's independent directors and, in some situations, the prior approval of the Commission, before engaging in certain transactions involving the Company or any company controlled by the Company. The 1940 Act generally does not restrict transactions between the Company and its portfolio companies. While a BDC may change the nature of its business so as to cease being a BDC (and in connection therewith withdraw its election to be treated as a BDC) only if authorized to do so by a majority vote (as defined in the 1940 Act) of its outstanding voting securities, stockholder approval of changes in other fundamental investment policies of a BDC is not required (in contrast to the general 1940 Act requirement, which requires stockholder approval for a change in any fundamental investment policy). The Company is entitled to change its diversification status without stockholder approval.

Item 2.   Properties

     The Company maintains its offices at One Rockefeller Plaza, Suite 1430, New York, New York 10020, where it leases approximately 4,700 square feet of office space pursuant to a lease agreement expiring in 2003.

Item 3.   Legal Proceedings

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company did not submit any matters to a vote of its shareholders during the fourth quarter of the 1996 fiscal year.

                                PART II

Item 5.   Market for Company's Common Equity and Related Stockholder Matters

Stock Transfer Agent

     The Bank of New York, 101 Barclay Street, Suite 22W, New York, New York 10286 (Telephone (800) 524-4458, Attention: Ms. Diane Ajjan) serves as transfer agent for the Company's common stock. Certificates to be transferred should be mailed directly to the transfer agent, preferably by registered mail.

Market Prices

     The Company's common stock is traded on the NASDAQ National Market System under the NASDAQ symbol "HHGP." The following table sets forth the range of the high and low selling price of the Company's shares during each quarter of the last two years, as reported by the National Association of Securities Dealers, Inc.

          1996 Quarter Ending           Low       High

          March 31                      $5.625    $7.875
          June 30                       $5.500    $7.375
          September 30                  $4.000    $5.875
          December 31                   $3.625    $4.875

          1995 Quarter Ending           Low       High

          March 31                      $4.875    $6.375
          June 30                       $4.375    $5.125
          September 30                  $4.625    $5.875
          December 31                   $4.375    $8.125

     On February 19, 1991, the Company's Board of Directors suspended indefinitely the payment of dividends.

Shareholders

     As of February 27, 1997, there were approximately 180 holders of record of the Company's common stock which, the Company has been informed, hold the Company's common stock for approximately 2,000 beneficial owners.

Item 6.   Selected Financial Data

     The following tables should be read in conjunction with the Financial Statements included in Item 8 of this Form 10-K.

                           BALANCE SHEET DATA
                  Financial Position as of December 31:

                      1996         1995         1994         1993         1992
Total assets  $ 38,555,290 $ 37,524,555 $ 32,044,073 $ 34,534,724 $ 29,377,482

Liabilities   $  2,622,687 $    962,646 $    733,271 $  1,785,427 $  6,724,139

Net asset
   value      $ 35,932,603 $ 36,561,909 $ 31,310,802 $ 32,749,297 $ 22,653,343

Net asset
   value
   per share  $       3.44 $       3.54 $       3.43 $       3.66 $       2.71

Shares
   outstanding  10,442,682   10,333,902    9,136,747    8,944,828    8,350,999


       Operating Data for year ended December 31 unless otherwise noted:

                                                                3 months ended
                                                                  December 31,
                      1996         1995         1994         1993         1992

Investment
   income     $  1,013,417 $  1,109,517 $    820,276 $    453,950 $    167,668

Net operating
   loss        (1,291,065)  (1,099,409)  (2,278,882)  (1,614,625)    (203,295)

Net realized
  (loss) gain on
  investments  (2,465,175)    1,371,349       96,856   23,590,570    (128,332)

Net realized
  (loss) income(3,756,240)      271,940  (2,182,026)   21,975,945    (331,627)

Net increase (decrease)
  in unrealized
  appreciation on
  investments    2,967,248      158,219    (886,040) (13,083,344)  (1,247,191)

Net (decrease) increase
  in net assets
  resulting from
  operations     (788,992)      430,159  (3,068,066)    8,892,601  (1,578,818)

(Decrease) increase
   in net assets
   resulting from
   operations
   per outstanding
   share       $    (0.08) $       0.04 $     (0.34) $       1.03 $     (0.19)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement of  Operations

    The Company accounts for its operations under Generally Accepted Accounting Principles for investment companies. On this basis, the principal measure of its financial performance is captioned "Net increase (decrease) in net assets from operations," which is the sum of three elements. The first element is "Net operating loss," which is the difference between the Company's income from interest, dividends, and fees and its operating expenses, net of applicable income tax provisions (benefits). The second element is "Net realized gain (loss) on investments," which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, net of applicable income tax provisions (benefits). These two elements are combined in the Company's financial statements and reported as "Net realized income (loss)." The third element, "Net increase (decrease) in unrealized appreciation on investments," is the net change in the fair value of the Company's investment portfolio, net of increase (decrease) in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

     "Net realized gain (loss) on investments" and "Net increase (decrease) in unrealized appreciation on investments" are directly related. When a security is sold to realize a gain (loss), net unrealized appreciation decreases (increases) and net realized gain increases (decreases).

Financial Condition

     The Company's total assets and net assets were, respectively, $38,555,290 and $35,932,603 at December 31, 1996, versus $37,524,555 and
$36,561,909 at December 31, 1995. Net asset value per share was $3.44 at December 31, 1996, versus $3.54 at December 31, 1995.

     The Company's financial condition is dependent on the success of its investments. The Company has invested and expects to continue to invest a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth or have no history of operations. At December 31, 1996, 49 percent of the Company's $39.0 million in total assets consisted of investments at fair value in private businesses, of which net unrealized appreciation was approximately $5.0 million before taxes. At December 31, 1995, 35.5 percent of the Company's $37.5 million in total assets consisted of investments at fair value in private businesses, of which net unrealized appreciation was approximately $0.8 million.

     A summary of the Company's investment portfolio is as follows:

                                   December 31, 1996  December 31, 1995

Investments, at cost                    $ 28,981,093       $ 33,826,696
Unrealized appreciation                    6,667,589          2,102,593
                                        ------------       ------------
Investments, at fair value              $ 35,648,682       $ 35,929,289
                                        ============       ============

The accumulated unrealized appreciation on investments net of deferred taxes is $4,371,591 at December 31, 1996, versus $1,404,343 at December 31, 1995.

     Following an initial investment in a private company, the Company may make additional investments in such investee in order to: (1) increase its ownership percentage; (2) to exercise warrants or options that were acquired in a prior financing; (3) to preserve the Company's proportionate ownership in a subsequent financing or (4) attempt to preserve or enhance the value of the Company's investment. Such additional investments are referred to as "follow-on" investments. There can be no assurance that the Company will make follow-on investments or have sufficient funds to make additional investments. The failure to make such follow-on investments could jeopardize the viability of the investee company and the Company's investment or could result in a missed opportunity for the Company to participate to a greater extent in an investee's successful operations. The Company attempts to maintain adequate liquid capital to make follow-on investments in its private investee portfolio companies. The Company may elect not to make a follow-on investment either because it does not want to increase its concentration of risk or because it prefers other opportunities, even though the follow-on investment opportunity appears attractive.

     The following table is a summary of the cash investments made by the Company in its private placement portfolio during the year ended December 31, 1996:

     New Investments:                         Amount
     ----------------                         ------
     BioSupplyNet, Inc.                 $    575,000
     Genomica Corporation                  1,000,304
     MultiTarget, Inc.                        60,811
     NeuroMetrix, Inc.                       210,000
     PowerVoice Technologies, Inc.           500,000
     PureSpeech, Inc.                        999,999
                                        ------------
          Sub-total                     $  3,346,114

     Follow-on Investments:
     ----------------------
     nFX Corporation                    $    440,000
     Micracor, Inc.                          103,000
     Gel Sciences, Inc.                      545,000
                                        ------------
          Sub-total                     $  1,088,000

     Exercise of Warrants Held:
     --------------------------
     Princeton Video Image, Inc.        $    547,500
                                        ------------
     Total                              $  4,981,614
                                        ============

  Subsequent to December 31, 1996, the Company made follow-on investments of $850,000 in PowerVoice Technologies, Inc. and $500,000 in Highline Offshore Advisors, LLC. In addition, the Company signed loan agreements with two of its investee companies for up to $750,000.

Results of Operations

Investment Income and Expenses:

  The Company's principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and provides little or no current yield in the form of dividends or interest. The Company does earn interest income from fixed-income securities, including U.S. Government Obligations. The amount of interest income earned varies based upon the average balance of the Company's fixed-income portfolio and the average yield on this portfolio.

  The Company had interest income of $803,819 in 1996, $999,869 in 1995 and $719,293 in 1994. The decrease is a result of a decline in the balance of the Company's fixed-income portfolio to pay operating expenses and to purchase non-income producing private portfolio investments. The Company also received consulting and administrative fees from certain portfolio companies which totaled $68,185 in 1996 and $88,209 in 1995.

  Operating expenses were $2,985,316 in 1996, $2,806,141 in 1995 and
$4,364,806 in 1994. The increase from 1995 to 1996 is primarily owing to additional consulting fees incurred in 1996 related to prospective private portfolio investments. Operating expenses in 1994 included sign-up bonuses totaling $1,000,000 to two executives hired by the Company. Most of the Company's operating expenses are related to employee and director compensation, office and rent expenses and consulting and professional fees (primarily legal and accounting fees).

  Net operating losses before taxes were $1,971,899 in 1996, $1,696,624 in 1995 and $3,544,530 in 1994.

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

Realized Gains and Losses on Sales of Portfolio Securities:

  During the three years ended December 31, 1996, 1995 and 1994, the Company sold various investments, realizing a net loss of $3,792,576, a net gain of $2,109,768 and a net loss of $71,396, respectively.

  During 1996, the Company realized a loss on the sale of its equity interest in Sonex International Corporation. However, because the investment had been written off in 1994, the loss did not affect earnings in 1996.
Also during 1996, the Company sold and realized a loss on the sale of its equity interest in Micracor Corporation.

  During 1995, the Company sold various publicly traded securities, realizing a net pre-tax capital gain of $2,109,768.

  During 1994, the Company realized a net capital loss of $71,396 from the disposition of various portfolio investments.

Unrealized Appreciation and Depreciation of Portfolio Securities:

  Net unrealized appreciation on investments before taxes increased $4,564,996 during the year ended December 31, 1996, from $2,102,593 to $6,667,589, owing primarily to increased valuations for Gel Sciences, Inc., Nanophase Technologies Corporation, PHZ Capital Partners, Princeton Video Image, Inc. and Biofield Corp; offset primarily by a decreased valuation of nFX Corporation.

  Net unrealized appreciation on investments before taxes increased
$243,414 during the year ended December 31, 1995, from $1,859,179 to $2,102,593, owing primarily to increased valuations for CORDEX Petroleums, Inc., Questech Corporation, Alliance Pharmaceutical Corporation and Magellan Health Services, Inc.; offset primarily by a decreased valuation of Sonex International Corporation.

  Net unrealized appreciation on investments before taxes decreased $1,142,734 during the year ended December 31, 1994, from $3,001,913 to $1,859,179, owing primarily to unrealized losses in Sonex International Corporation and Dynecology Incorporated; offset by an increase in unrealized gain in Magellan Health Services, Inc.

Liquidity and Capital Resources

  The Company reported total cash, receivables and marketable securities
(the primary measure of liquidity) at December 31, 1996 of $19,296,591, versus $23,833,891 at December 31, 1995 and $20,465,118 at December 31, 1994.
Management believes that its cash, receivables and marketable securities provide the Company with sufficient liquidity for its operations.

Risks

  Pursuant to Section 64(b)(1) of the Investment Company Act of 1940, a Business Development Company is required to describe the risk factors involved in an investment in the securities of such company inherent in the nature of the company's investment portfolio. There are significant risks inherent in the Company's venture capital business. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth and have not attained profitability or have no history of operations. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Company expects that some of its venture capital investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential. The Company has been risk seeking rather than risk averse in its approach to venture capital and other investments. Neither the Company's investments nor an investment in the Company is intended to constitute a balanced investment program. The Company does not currently pay or intend to pay cash dividends. The Company has in the past relied and continues to rely to a large extent upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses.

Item 8.  Financial Statements and Supplementary Data

  See Index to Financial Statements for a list of the Financial
Statements and Supplementary Data included in this Form 10-K.

Item 9.  Disagreements on Accounting and Financial Disclosure

  None.

                                PART III

Item 10. Directors and Executive Officers of the Company

OFFICERS
--------
* Charles E. Harris, Chairman and Chief Executive Officer. For additional information about Mr. Harris, please see the Directors' biographical information section below.

    Mel P. Melsheimer, age 57, has served as President, Chief Operating Officer and Chief Financial Officer since February 1997. Harris & Harris Group has employed Mel P. Melsheimer as a nearly full-time consultant since 1994. Mr. Melsheimer has had extensive entrepreneurial experience as well as senior operational and financial management responsibilities with public and privately owned companies. Mr. Melsheimer has served as a consultant to the Company or as an officer of an investee company since March 1994. From November 1992 to February 1994, he served as Executive Vice President, Chief Operating Officer and Secretary of Dairy Holdings, Inc. From June 1991 to August 1992, he served as President and Chief Executive Officer of Land-O-Sun Dairies as well as Executive Vice President of Finevest Foods, Inc. From March 1989 to May 1991, he served as Vice President, Chief Financial Officer and Treasurer of Finevest Foods, Inc. From January 1984 to February 1989, he served as Chairman, Chief Executive Officer and Founder of PHX Pacific, Inc. and President and Chief Executive Officer of MPM Capital Corp. From January 1981 to December 1983, he served as Executive Vice President and Chief Operating Officer of AZL Resources. From November 1975 to December 1980, he served as Executive Vice President and Chief Financial Officer of AZL Resources. From January 1968 to November 1975, he served in a financial capacity before becoming Vice President and Chief Financial Officer of Pepsi-Cola Company, PepsiCo, Inc. in 1972. He was graduated from the University of Southern California (MBA) and Occidental College
(B.A., Economics).

     David C. Johnson, Jr., age 40, joined the Company in February 1994, as a Senior Vice President and has served as Executive Vice President since January 1995. From 1984, until joining the Company, Mr. Johnson served as a Vice President of Salomon Brothers Inc. He was graduated from The Darden School at the University of Virginia (MBA, 1984) and the University of North Carolina at Chapel Hill (B.A., 1978).

     Rachel M. Pernia, age 37, has served since January 1992 as a Vice President and Controller of the Company and as Treasurer since November 1994. From 1988 until Ms. Pernia joined the Company, she was employed as Assistant Controller for Cellcom Corp. From 1985 through 1988, she was employed as a senior corporate accountant by Bristol-Myers Squibb Company. She was graduated from Rutgers University (B.A., 1981) and is a certified public accountant.

DIRECTORS
---------
     Dr. C. Wayne Bardin, age 61, was elected to the Company's Board of Directors in December 1994. Dr. Bardin's professional appointments have included: Vice President, The Population Council; Professor of Medicine, Chief of the Division of Endocrinology, The Milton S. Hershey Medical Center of Pennsylvania State University; and Senior Investigator, Endocrinology Branch, National Cancer Institute. Dr. Bardin also serves as a consultant to several pharmaceutical companies. He has directed basic and clinical research leading to over 500 publications and patents. He has negotiated 15 licensing and manufacturing agreements. He has directed clinical R&D under 18 INDs filed with the U.S. FDA. Dr. Bardin has been appointed to the editorial boards of 15 journals. He has also served on national and international committees and boards for NIH, WHO, The Ford Foundation, and numerous scientific societies. Dr. Bardin received a B.A. from Rice University; a M.S. and M.D. from Baylor University and a Doctor Honoris Causa from the University of Caen, and the University of Paris.

     G. Morgan Browne, age 62, was elected to the Company's Board of Directors in June 1992. Since 1985, Mr. Browne has been Administrative Director of the Cold Spring Harbor Laboratory, a private not-for-profit institution that conducts research and education programs in the fields of molecular biology and genetics. In prior years, he was active in the management of numerous scientifically based companies as an individual consultant or as an associate of Laurent Oppenheim Associates, Industrial Management Consultants. He is a director of Oncogene Science, Inc. (principally engaged in drug discovery based on gene transcription), a founding director of the New York Biotechnology Association, and a founding director and Treasurer of the Long Island Research Institute. He is a graduate of Yale University and attended New York University Graduate School of Business.

     Harry E. Ekblom, age 68, has been a director of the Company since 1984. Mr. Ekblom currently serves as Vice Chairman of A.T. Hudson & Co., Inc. and President of Harry E. Ekblom & Co., Inc., each of which is engaged in the business of management consulting. He became President of Harry E. Ekblom & Co., Inc. in 1984 and joined A.T. Hudson in March 1985. Before 1984, he was employed by European American Bank as the Chairman of its Board of Directors and Chief Executive Officer. Mr. Ekblom is a director of Pan Energy Corp. (principally engaged in interstate transmission of natural gas) and The Commercial Bank of New York. He is a graduate of Columbia College and the New York University School of Law, a member of the New York Bar, and holds honorary degrees from Hofstra University and Pace University.

     Dugald A. Fletcher, age 67, was elected to the Company's Board of Directors in June 1996. Mr. Fletcher has been President of Fletcher & Company, Inc., a management consulting firm, for the past five years. He is also Chairman of Binnings Building Products Company, Inc. and an Advisor to the Gabelli Growth Fund and a Director of Gabelli Convertible Securities Fund. Previously, he was an advisor to the Gabelli/Rosenthal LP, a leveraged buyout fund; Chairman of Keller Industries (building and consumer products);
Director and investor in Mid-Atlantic Coca-Cola Bottling Company; Senior Vice President of Booz-Allen & Hamilton and President of Booz-Allen Acquisition Services; Executive Vice President and a Director of Paine Webber, Inc.; and President of Baker, Weeks and Co.,Inc. He is a graduate of Harvard College and of Harvard Business School.

* Charles E. Harris, age 54, has been a director of the Company and Chairman of its Board of Directors since April 1984. He has served as Chief Executive Officer of the Company since July 1984. From April 1990 to August 1991, he served as Chairman of publicly owned Ag Services of America, Inc., in which the Company then held an equity interest. From its formation in November 1989 until June 1990, he served as Chairman and Chief Executive Officer of publicly owned Molten Metal Technology, Inc., which the Company cofounded and in which the Company then held an equity interest. From July 1986 to January 1989, he served as Chairman of publicly owned Re Capital Corporation, which the Company founded and in which the Company then held an equity interest. From July 1984 to July 1985, he served as a director and was the control person of publicly owned Alliance Pharmaceutical, which the Company founded and in which the Company then held an equity interest. Prior to 1984, he was Chairman of Wood, Struthers and Winthrop Management Corp., the investment advisory subsidiary of Donaldson, Lufkin & Jenrette. He was a member of the Advisory Panel for the Congressional Office of Technology Assessment. He is a Trustee of The Institute for Genomic Research, and a director of the insurance company Dearborn Risk Management, Inc. He is a member of the New York Society of Security Analysts. Among his eleemosynary activities, he is a life-sustaining fellow at the Massachusetts Institute of Technology and a member of the President's Council at Cold Spring Harbor Laboratory. He was graduated from Princeton University (A.B., 1964) and the Columbia University Graduate School of Business (MBA, 1967).

     Charles F. Hays, age 51, joined the Board as a director in March 1995. Since 1993, Mr. Hays has been Senior Vice President, Chief Financial and Administrative Officer of Mid Ocean Ltd. His positions have included:
Managing Director & Chief Financial and Administrative Officer of Marsh & McLennan, Incorporated, from 1984 to 1993; Vice President and Treasurer of the Guy Carpenter & Company subsidiary of Marsh & McLennan Companies, from 1979 to 1984; Assistant Vice President of Corporate Development of Marsh & McLennan Companies, from 1977 to 1979; Assistant Treasurer of Morgan Guaranty Trust Company, from 1975 to 1977; and Deputy Director of AmerAsian Group of Companies, from 1971 to 1972. He is a graduate of the University of Kansas and Stanford University Graduate School of Business.

     Jon J. Masters, age 59, was elected to the Company's Board of Directors in February 1992. Since July 1996, Mr. Masters has been Vice Chairman of Robb Peck McCooey Specialist Corporation. Prior to that, since 1976, he was a member of the law firm of Christy & Viener, which he cofounded. Mr. Masters is a graduate of Princeton University and Harvard Law School.

     Glenn E. Mayer, age 71, has been a director of the Company since 1981. In December 1991, Mr. Mayer joined, as a Senior Vice President, the Investment Banking division of Reich & Company. Reich & Co. is now a division of Fahnestock & Company, Inc., a member firm of the New York Stock Exchange. For fifteen years prior to that, he was employed by Jesup & Lamont Securities Co. and its successor firms, in the Corporate Finance department. Mr. Mayer is a graduate of Indiana University.

     William R. Polk, age 68, has been a director of the Company since August 1988. For the last seven years, Mr. Polk has been an author and self-employed consultant. He is the former President of the Adlai Stevenson Institute of International Affairs, a former member of the Policy Planning Council of the United States Department of State, and a former Professor of the University of Chicago and Harvard University. Mr. Polk is a graduate of Harvard University and Oxford University.

     James E. Roberts, age 51, was elected to the Company's Board of Directors in June 1995. Since May 1995, Mr. Roberts has been Vice Chairman of Trenwick America Reinsurance Corporation. During the nine years prior to that, Mr. Roberts held the following positions at Re Capital Corporation:
President and Chief Executive Officer, from 1992 to 1995; President and Chief Operating Officer, 1991 to 1992; Director since 1989 and Senior Vice President, 1986 to 1991; President and Chief Executive Officer of the Company's principal operating subsidiary, Re Capital Reinsurance Corporation from 1991 to 1995. Mr. Roberts has also served as Senior Vice President and Chief Underwriting Officer of North Star Reinsurance Corporation, from 1979 to 1986; Vice President of Rollins Burdick Hunter of New York, Inc., 1977 to 1979; Secretary of American Home Assurance/National Union Insurance Group of American International Group, Inc., 1973 to 1977; and commercial casualty underwriter at Continental Insurance Company, 1972 to 1973. Mr. Roberts is a graduate of Cornell University.

     Robert B. Schulz, age 39, was elected to the Company's Board of Directors in February 1997. In February 1997, Mr. Schulz joined C B Health Ventures, L.P. as a Venture Partner. Prior to that, he served as the Company's President and Chief Operating Officer from March 1994 to his resignation in February 1997. From 1984, until joining the Company, he was employed by CS First Boston Corporation, most recently as a Director in the Insurance Group. Mr. Schulz received his MBA degree from Columbia University Graduate School of Business in 1983. Prior to attending Columbia University, he was employed as a research engineer in the Alternate Energy Group of Chevron Research Company and as a project manager of Dynecology, Incorporated, a high technology, family owned engineering research firm. He graduated from the Massachusetts Institute of Technology in 1979 with his B.S. and M.S. degrees in chemical engineering.

* Charles E. Harris is an "interested person" of the Company, as defined in the Investment Company Act of 1940, as an owner of more than five percent of the Company's stock, as a control person and as an officer of the Company.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth a summary for each of the last three years of the cash and non-cash compensation awarded to, earned by, or paid to the Chief Executive Officer of the Company and the other executive officers of the Company, whose individual remuneration exceeded $100,000 for the year ended December 31, 1996.

                            Annual Compensation         Long Term
                                                        Compensation
                                                        Awards

Name and Principal                         Other Annual Stock    All Other
Position             Year  Salary   Bonus  Compensation Options  Compensation
------------------   ----  ------   -----  ------------ -------  ------------
                             ($)     ($)     ($)(1)      (#)       ($)(2)

Charles E. Harris    1996  595,246    --      --          --        9,500
Chairman & CEO       1995  592,400    --      --        160,000     9,240
(3)                  1994  605,739    --      --          --        9,240

Robert B. Schulz     1996  207,194    --      --          --        9,500
President & COO      1995  201,014    --      --        250,000     9,240
(5)                  1994  146,908  500,000   --          --         --

C. Richard Childress 1996  262,200    --      --          --         --
CFO & EVP            1995  254,953    --      --         75,000     9,240
(4)                  1994  264,458    --      --          --        9,240

David C. Johnson,Jr. 1996  197,763    --      --          --        9,500
EVP (5)              1995  192,500    --      --        200,000     9,240
                     1994  158,246  500,000   --          --        9,240

(1) Amounts of "Other Annual Compensation" earned by the named executive officers for the periods presented did not meet the threshold reporting requirements.

(2) Amounts reported represent the Company's contributions on behalf of the named executive to the Harris & Harris Group, Inc. 401(k) Plan described below.

(3) As of August 15, 1990, Mr. Harris entered into a non-competition and employment contract with the Company that was amended on June 30,
      1992, January 3, 1993, and June 30, 1994 (the "Employment   Contract").
      The term of the Employment Contract expires on December 31, 1999.

      Mr. Harris is to receive compensation under his Employment Contract in the form of salary and other benefits. Annual base salary are to be increased annually as of January 1 of each year to reflect inflation and in addition may be increased by such amounts as the Board deems appropriate.

      The Employment Contract provides Mr. Harris with life insurance for the benefit of his designated beneficiaries in the amount of $2,000,000. The Employment Contract also provides reimbursement for uninsured medical expenses, not to exceed $5,000 per annum, adjusted for inflation, over the period of the contract, and disability insurance in the amount of 100 percent of his base salary.

      The Employment Contract provides severance pay in the event of termination without cause or by constructive discharge and also provides for certain death benefits payable to the surviving spouse, for a period of two years, equal to the executive's base salary.

      In addition, Mr. Harris is entitled to receive severance pay pursuant to the severance compensation agreement that he entered into with the Company, effective August 15, 1990. The severance compensation agreement provides that if, following a change in control of the Company, as defined in the agreement, such individual's employment is terminated by the Company without cause or by the executive within one year of such change in control, the individual shall be entitled to receive compensation in a lump sum payment equal to 2.99 times the individual's average annualized compensation and payment of other welfare benefits.
      If the executive's termination is without cause or is a constructive discharge, the amount payable under the Employment Contract will be reduced by the amounts paid pursuant to the severance compensation agreement.

(4) On October 1, 1996, Mr. Childress resigned as Executive Vice President and Chief Financial Officer of the Company. He currently is a consultant to the Company. The numbers exclude $30,450, $28,960 and $28,260 for 1996, 1995 and 1994, respectively, of non-accountable office expense allowance received by Mr. Childress.

(5) Bonus amounts represent sign-up remuneration received upon beginning employment with the Company during 1994.

      There were no stock options granted to the executive officers included in the above table during the year ended December 31, 1996.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

      Security ownership of Directors, Nominees and Officers and other principal holders of the Company's voting securities

      The following table sets forth certain information with respect to beneficial ownership (as that term is defined in the rules and regulations of the Securities and Exchange Commission) of the Company's common stock as of March 14, 1997 by (1) each person who is known by the Company to be the beneficial owner of more than five percent of the outstanding common stock,
(2) each director of the Company, (3) each current executive officer listed in the Summary Compensation Table and (4) all directors and executive officers of the Company as a group. Except as otherwise indicated, to the Company's knowledge, all shares are beneficially owned and investment and voting power is held as stated by the persons named as owners.

Name and Address of         Number of Shares of
Beneficial Owner            Common Stock Owned     Percent of Class (1)
-------------------         -------------------    --------------------
Charles E. and Susan T. Harris
One Rockefeller Plaza,
Suite 1430
New York, NY  10020              1,690,988 (2)            15.60%

American Bankers Insurance Group
11222 Quail Roost Drive
Miami, FL 33157                  1,075,269 (3)            10.30%

Jordan Financial Services Group
1751 Mound Street, Suite 1A
Sarasota, FL  34236              1,404,011 (4)            13.44%

C. Wayne Bardin                     20,000 (6)              *

G. Morgan Browne                    50,000 (5)              *

Harry E. Ekblom                     55,000 (5)              *

Dugald A. Fletcher                  20,000 (6)              *

Charles F. Hays                     26,300 (6)              *

David C. Johnson, Jr.              337,574 (7)             3.18%

Jon J. Masters                      50,000 (5)              *

Glenn E. Mayer                      72,000 (5)(8)           *

Mel P. Melsheimer                  305,072 (10)            2.84%

William R. Polk                     71,000 (5)              *

James E. Roberts                    22,000 (6)              *

Robert B. Schulz                   131,845 (9)             1.25%

All Directors and Officers
as a group (15 persons)          2,959,779                24.87%

*  Less than one percent of issued and outstanding stock.

(1) Shares of common stock subject to options and warrants are deemed outstanding for computing the percentage of class of the person or group holding such options or warrants, but are not deemed outstanding for computing the percentage of class of any other person.

(2)  Includes 504,732 shares for which Mrs. Harris has sole investment power;
     766,655 shares for which   Mr. Harris has sole investment power; 21,996
     shares owned by a child for which Mrs. Harris has sole voting and dispositive power; 1,271,387 shares for which Mr. Harris has sole voting power, and 237,605 shares subject to currently exercisable warrants for which Mr. Harris has sole investment power. Excludes 130,000 shares owned by the Susan T. and Charles E. Harris Foundation in which Charles
     E. Harris and Susan T. Harris are designated trustees; voting and dispositive power are vested with the trustees. On August 17, 1995, the Company granted Mr. Harris stock options to purchase 160,000 shares of common stock that vest over a five-year period, of which 32,000 have vested. The total shares have been included in the table.

(3) Represents shares owned by subsidiaries of American Bankers Insurance Group, Inc.

(4) Represents shares owned by Jordan Financial Services Group as of March 12, 1997. Jordan Financial Services Group is a registered investment advisor that holds these shares for investment purposes only on behalf of various clients.

(5)  Includes option to purchase 50,000 shares.

(6) Includes option to purchase 20,000 shares, which vest over a five-year period. The total shares have been included in the table.

(7) On August 17, 1995, the Company granted Mr. Johnson stock options to purchase 200,000 shares of common stock that vest over a five-year period, of which 40,000 have vested. The total shares have been included in the table.

(8)  Includes 2,000 shares owned by Mrs. Mayer.

(9) On August 17, 1995, the Company granted Mr. Schulz stock options to purchase 250,000 shares of common stock that vest over a five-year period, of which 50,000 have vested. The vested shares have been included in the table. On February 14, 1997, Mr. Schulz resigned as President, COO & CCO from Harris & Harris Group, Inc. and was voted a Director and granted an option to purchase 20,000 shares of common stock that vest over a five-year period. Unless Mr. Schulz exercises the 50,000 stock options by May 14, 1997, the vested options will expire.

(10) On February 10, 1997, the Company granted Mr. Mel P. Melsheimer stock options to purchase 300,000 shares of common stock that vest over a five-year period. The total shares have been included in this table.


Item 13.  Certain Relationships and Related Transactions

     There were no relationships or transactions within the meaning of this item during the year ended December 31, 1996.

                              PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

     (a) Exhibits. The exhibits which are filed with this Form 10-K or incorporated herein by reference are set forth in the Exhibit Index on page 24.

     (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the last quarter of 1996.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                 HARRIS & HARRIS GROUP, INC.


Date: March 31, 1997                            By:/s/
                                                   -------------------------
                                                   Charles E. Harris
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures                 Title                        Date
----------                 -----                        ----


/s/
--------------------       Chairman of the Board,       March 31, 1997
Charles E. Harris          Chief Compliance Officer and
                           Chief Executive Officer

/s/
--------------------       President, Chief Operating   March 31, 1997
Mel P. Melsheimer          Officer and Chief Financial Officer


/s/
--------------------       Executive Vice President     March 31,1997
David C. Johnson, Jr.


/s/
--------------------       Vice President, Controller,  March 31,1997
Rachel M. Pernia           Treasurer and Principal
                           Accounting Officer


/s/
--------------------       Director                    March 21, 1997
C. Wayne Bardin


/s/
--------------------       Director                    March 21, 1997
G. Morgan Browne


/s/
--------------------       Director                    March 21, 1997
Harry E. Ekblom


/s/
--------------------       Director                    March 21, 1997
Dugald A. Fletcher


/s/
--------------------       Director                    March 21, 1997
Charles F. Hays


/s/
--------------------       Director                    March 31, 1997
Jon J. Masters


/s/
--------------------       Director                    March 21, 1997
Glenn E. Mayer


/s/
--------------------       Director                    March 21, 1997
William R. Polk


/s/
--------------------       Director                    March 21, 1997
James E. Roberts


/s/
--------------------       Director                    March 21, 1997
Robert B. Schulz

                             EXHIBIT INDEX

     The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934. (Asterisk denotes exhibits filed with this report.)

Exhibit No.  Description
-----------  -----------
   3.1(a) Restated Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 (a) to the Company's Form 10-K for the year ended December 31, 1995.

   3.1(b)    Restated By-laws of the Company, incorporated by reference to
             Exhibit 3.1(b) to the Company's Form 10-K for the year ended December 31, 1995.

   4.1 Specimen certificate of common stock certificate, incorporated by reference to Exhibit 4 to Company's Registration Statement on Form N-2 filed October 29, 1992.

   8.1 Harris & Harris Group, Inc. 1988 Stock Option Plan, as amended and restated, incorporated by reference to Exhibit 8.1 to the Company's Form 10-K for the year ended December 31, 1995.

   9.1 Harris & Harris Group, Inc. Custodian Agreement with JP Morgan, incorporated by reference to Exhibit 9.1 to the Company's Form 10-K for the year ended December 31, 1995.

  10.1 Employment Agreement by and between the Company and Charles E. Harris dated August 15, 1990, incorporated by reference to Exhibit 10 (r) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

  10.2 Amendment No.1 to the Employment Agreement dated as of August 15, 1990 between the Company and Charles E. Harris dated as of June 30, 1992, incorporated by reference to Exhibit 10.2 to the Company's Registration Statement in Form N-2 filed on October 29, 1992.

  10.3 Amendment No.2 to the Employment Agreement dated as of August 15, 1990 between the Company and Charles E. Harris dated as of January 6, 1993, incorporated by reference to Exhibit 10.22 to the Company's Registration Statement in Form N-2 filed on December 3, 1993.

  10.4 Amendment No.3 to the Employment Agreement dated as of August 15, 1990 between the Company and Charles E. Harris dated as of June 30, 1994.

  10.5 Severance Compensation Agreement by and between the Company and Charles E. Harris dated August 15, 1990, incorporated by reference to exhibit 10 (s) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

  10.11 Warrant issued by the Company to Charles E. Harris dated September 23, 1985 as clarified and restated on May 1, 1989, incorporated by reference to Exhibit 10 (n) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

  10.13 Stock Purchase Agreement, Standstill Agreement and Termination and Release by and among Harris & Harris Group, Inc. and American Bankers Life Assurance Company of Florida dated May 18, 1995, incorporated by reference to Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 1995.

  10.14 Form of Indemnification Agreement which has been established with all directors and executive officers of the Company, incorporated by reference to Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 1995.

  24*        Consent of Arthur Andersen LLP

                         HARRIS & HARRIS GROUP, INC.
                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

     The following reports and financial schedules of Harris & Harris Group, Inc. are filed herewith and included in response to Item 14(a).

Documents                                                         Page
---------                                                         ----

     Report of Independent Public Accountant . . . . .              27

Financial Statements
--------------------

     Statements of Assets and Liabilities
          as of December 31, 1996 and 1995 . . . . . .              28

     Statements of Operations for the
          years ended December 31, 1996, 1995 and 1994              29

     Statements of Cash Flows for the
         years ended December 31, 1996, 1995 and 1994.              30

     Statements of Changes in Net Assets for the
         years ended December 31, 1996, 1995 and 1994.              31

     Schedule of Investments as of December 31, 1996 .           32-35

     Footnote to Schedule of Investments . . . . . . .           36-39

     Notes to Financial Statements . . . . . . . . . .           40-46

     Selected Per Share Data and Ratios for the
         years ended December 31, 1996, 1995, 1994 and 1993
         and the three month period ended December 31, 1992         47

     Schedules other than those listed above have been omitted because they are not applicable or the required information is presented in the financial statements and/or related notes.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Harris & Harris Group, Inc.:

     We have audited the accompanying statements of assets and liabilities of Harris & Harris Group, Inc. (a New York corporation) as of December 31, 1996 and 1995, including the schedule of investments, as of December 31, 1996, and the related statements of operations, cash flows and changes in net assets for the three years ended December 31, 1996, and the selected per share data and ratios for each of the four years ended December 31, 1996 and the period from commencement of investment company operations (October 1, 1992) to December 31, 1992. These financial statements and selected per share data and ratios are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and selected per share data and ratios based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 1996 and 1995, by correspondence with the custodian and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As explained in Note 2, the financial statements include securities valued at $18,825,365 (52.4 percent of net assets), whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

     In our opinion, the financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of Harris & Harris Group, Inc. as of December 31, 1996 and 1995, the results of its operations, its cash flows and the changes in its net assets for the three years ended December 31, 1996, and the selected per share data and ratios for each of the four years ended December 31, 1996 and the three month period ended December 31, 1992, in conformity with generally accepted accounting principles.

                                       Arthur Andersen LLP
New York, New York
February 10, 1997

                   STATEMENTS OF ASSETS AND LIABILITIES

                                ASSETS

                                         December 31, 1996  December 31, 1995

Investments, at value (See accompanying
  schedule of investments and notes) . .      $ 35,648,682       $ 35,929,289
Cash and cash equivalents. . . . . . . .           155,440            364,354
Receivable from brokers. . . . . . . . .                 0            205,789
Interest receivable. . . . . . . . . . .           198,342            300,718
Taxes receivable (Note 6). . . . . . . .         2,119,492            367,929
Prepaid expenses . . . . . . . . . . . .            81,501             86,976
Other assets . . . . . . . . . . . . . .           351,833            269,500
                                              ------------       ------------
Total assets . . . . . . . . . . . . . .      $ 38,555,290       $ 37,524,555
                                              ============       ============

                         LIABILITIES & NET ASSETS


Accounts payable and accrued liabilities      $    374,326       $    352,129
Deferred rent. . . . . . . . . . . . . .            60,914             59,887
Deferred income tax liability (Note 6)           2,187,447            550,630
                                              ------------       ------------
Total liabilities. . . . . . . . . . . .         2,622,687            962,646
Commitments and contingencies (Note 7)
                                              ------------       ------------
Net assets . . . . . . . . . . . . . . .      $ 35,932,603       $ 36,561,909
                                              ============       ============

Net assets are comprised of:
Preferred stock, $0.10 par value,
 2,000,000 shares authorized; none issued     $          0       $          0
Common stock, $0.01 par value, 25,000,000
 shares authorized; 10,442,682 issued and
 outstanding at 12/31/96 and 10,333,902
 issued and outstanding at 12/31/95. . .           104,427            103,339
Additional paid in capital . . . . . . .        15,850,576         15,691,978
Accumulated net realized income. . . . .        15,606,009         19,362,249
Accumulated unrealized appreciation of
 investments, net of deferred tax
 liability of $2,295,998 at 12/31/96
 and $698,250 at 12/31/95. . . . . . . .         4,371,591          1,404,343
                                              ------------       ------------

Net assets . . . . . . . . . . . . . . .      $ 35,932,603       $ 36,561,909
                                              ============       ============

Shares outstanding . . . . . . . . . . .        10,442,682         10,333,902
                                              ------------       ------------
Net asset value per outstanding share. .      $       3.44       $       3.54
                                              ============       ============

The accompanying notes are an integral part of these financial statements.


                       STATEMENTS OF OPERATIONS

                                Year Ended        Year Ended       Year Ended
                         December 31, 1996 December 31, 1995 December 31, 1994
Investment income:
 Interest from:
    Fixed-income securities   $    803,819      $    999,869      $    719,293
    Affiliated companies. .         40,779            11,222            11,913
 Dividend income--unaffiliated
  companies . . . . . . . .          8,024             8,436            88,067
 Consulting and
  administrative fees . . .         68,185            88,209                 0
 Other income . . . . . . .         92,610             1,781             1,003
                              ------------      ------------      ------------
    Total investment income      1,013,417         1,109,517           820,276

Expenses:
 Salaries and benefits. . .      1,524,826         1,560,132         2,061,981
 Sign-up bonuses. . . . . .              0                 0         1,000,000
                              ------------      ------------      ------------
    Total salaries and benefits  1,524,826         1,560,132         3,061,981
 Administration and operations     474,537           440,605           424,714
 Professional fees. . . . .        675,241           461,526           421,865
 Depreciation and amortization      57,426           161,876           271,430
 Rent . . . . . . . . . . .        160,601           124,713           114,667
 Directors' fees and expenses       80,702            40,836            52,816
 Custodian fees . . . . . .         11,983            16,453            17,333
                              ------------      ------------      ------------
    Total expenses. . . . .      2,985,316         2,806,141         4,364,806
                              ------------      ------------      ------------
 Operating loss before
    income taxes. . . . . .    (1,971,899)       (1,696,624)       (3,544,530)
 Income tax benefit (Note 6)       680,834           597,215         1,265,648
                              ------------      ------------      ------------
Net operating loss. . . . .    (1,291,065)       (1,099,409)       (2,278,882)


Net realized (loss) gain on investments:
 Realized (loss) gain on
    sale of investments . .    (3,792,576)         2,109,768          (71,396)
                              ------------      ------------      ------------
    Total realized (loss) gain (3,792,576)         2,109,768          (71,396)
 Income tax benefit
    (provision) (Note 6). .      1,327,401         (738,419)           168,252
                              ------------      ------------      ------------
 Net realized (loss) gain
    on investments. . . . .    (2,465,175)         1,371,349            96,856
                              ------------      ------------      ------------

Net realized (loss) income     (3,756,240)           271,940       (2,182,026)

Net increase (decrease) in unrealized appreciation on investments:
 Increase as a result of
    investment sales. . . .      2,525,548           337,577             7,955
 Decrease as a result of
    investment sales. . . .              0         (562,765)       (1,223,026)
 Increase on investments held    4,112,413         1,002,347         1,028,961
 Decrease on investments held  (2,072,965)         (533,745)         (956,624)
                              ------------      ------------      ------------
    Change in unrealized
      appreciation (depreciation)
      on investments. . . .      4,564,996           243,414       (1,142,734)
 Income tax (provision)
    benefit (Note 6). . . .    (1,597,748)          (85,195)           256,694
                              ------------      ------------      ------------
 Net increase (decrease) in
    unrealized appreciation
    on investments. . . . .      2,967,248           158,219         (886,040)
                              ------------      ------------      ------------

Net (decrease) increase in net assets from operations:
 Total. . . . . . . . . . .   $  (788,992)      $    430,159      $(3,068,066)
                              ============      ============      ============
 Per outstanding share. . .   $     (0.08)      $       0.04      $     (0.34)
                              ============      ============      ============

The accompanying notes are an integral part of these financial statements.

                         STATEMENTS OF CASH FLOWS


                                Year Ended        Year Ended        Year Ended
                         December 31, 1996 December 31, 1995 December 31, 1994

Cash flows (used in) provided by operating activities:
Net (decrease) increase in
 net assets resulting from
 operations . . . . . . . .   $  (788,992)      $    430,159      $(3,068,066)
Adjustments to reconcile
 (decrease) increase in
 net assets from operations
 to net cash (used in) provided
 by operating activities:
 Net realized and unrealized
   (gain) loss on investments    (772,420)       (2,353,182)         1,214,130
 Deferred income taxes. . .      1,636,817           241,479         (408,655)
 Depreciation and amortization      57,426           161,876           271,430
 Other. . . . . . . . . . .       (10,144)            40,859             2,451
Changes in assets and liabilities:
 Receivable from brokers. .        205,789         3,835,602       (4,041,391)
 Prepaid expenses . . . . .          5,475          (21,756)           183,643
 Interest receivable. . . .        102,376         (227,392)          (64,949)
 Taxes receivable . . . . .    (1,679,377)         1,184,567       (1,190,637)
 Other assets . . . . . . .      (103,981)           (9,372)           153,071
 Accounts payable and
    accrued liabilities . .         22,197          (43,241)           142,570
 Payable for securities purchased        0                 0         (797,380)
 Deferred rent. . . . . . .         10,279            10,281            20,560
 Collection on note receivable           0            54,664            17,105
 Purchase of fixed assets         (35,777)          (16,409)          (30,188)
                              ------------     -------------       -----------
    Net cash (used in) provided
      by operating activities  (1,350,332)         3,288,135       (7,596,306)

Cash provided by (used in) investing activities:
 Net (purchase) sale of
    short-term investments
    and marketable securities    6,035,532       (3,324,957)         9,953,393
 Investment in private
     placements . . . . . .    (4,981,614)       (4,236,352)       (3,671,851)
                              ------------     -------------       -----------
 Net cash provided by (used in)
   investing activities          1,053,918       (7,561,309)         6,281,542

Cash flows provided by financing activities:
    Purchase of treasury stock           0         (646,430)                 0
    Proceeds from exercise
       of stock options . .         87,500            62,500                 0
    Proceeds from private
       placement of stock (Note 4)       0         5,000,001                 0
 Proceeds from sale of stock             0                 0         1,409,007
                              ------------     -------------       -----------
 Net cash provided by
    financing activities            87,500         4,416,071         1,409,007
                              ------------     -------------       -----------

Net (decrease) increase in cash
   and cash equivalents:
 Cash and cash equivalents
   at beginning of the year        364,354           221,457           127,214
 Cash and cash equivalents
   at end of the year              155,440           364,354           221,457
                              ------------     -------------       -----------
 Net (decrease) increase
    in cash. . . . . . . .    $  (208,914)     $     142,897       $    94,243
                              ============     =============       ===========

Supplemental disclosures of cash flow information:
 Income taxes paid . . . .    $     57,234     $       8,323       $    26,820

The accompanying notes are an integral part of these financial statements.

                    STATEMENTS OF CHANGES IN NET ASSETS

                                Year Ended        Year Ended        Year Ended
                         December 31, 1996 December 31, 1995 December 31, 1994

Changes in net assets from operations:

  Net operating loss . .      $(1,291,065)      $(1,099,409)      $(2,278,882)
  Net realized (loss) gain
     on investments . .        (2,465,175)         1,371,349            96,856
  Net increase (decrease)
     in unrealized appreciation
     on investments as a
     result of sales. .          1,641,606         (146,372)         (933,059)
  Net increase in unrealized
     appreciation on
     investments held            1,325,642           304,591            47,019
                              ------------      ------------      ------------
Net (decrease) increase in net assets
  resulting from operations      (788,992)           430,159       (3,068,066)

Changes in net assets from
   capital stock transactions:

  Purchase of stock. . .                 0         (646,430)                 0
  Restricted stock award (Note 3)        0           110,283           220,564
  Sales of stock to employees            0                 0         1,409,007
  Proceeds from exercise of
    stock options and warrants      87,500            62,500                 0
  Proceeds from private placement
    of common stock (Note 4)             0         5,000,001                 0
  Tax benefit of restricted
    stock award and common
    stock transactions              72,186           294,594                 0
                                ----------        ----------         ---------
  Net increase in net assets
    resulting from capital
    stock transactions . .         159,686         4,820,948         1,629,571
                                ----------        ----------       -----------
Net (decrease) increase
  in net assets. . . . . .       (629,306)         5,251,107       (1,438,495)

Net assets:

  Beginning of the year. .      36,561,909        31,310,802        32,749,297
                              ------------      ------------      ------------
  End of the year. . . . .    $ 35,932,603      $ 36,561,909      $ 31,310,802
                              ============      ============      ============

The accompanying footnotes are an integral part of these financial statements.

                 SCHEDULE OF INVESTMENTS DECEMBER 31, 1996

                                            Method of      Shares/
                                         Valuation (3)   Principal       Value
                                         -------------   ---------       -----
Investments in Unaffiliated Companies
(9)(12)(13) -- 17.3% of total investments

  Publicly Traded Portfolio -- 9.7% of total investments
  (Common Stock unless noted otherwise)

  Oil and Gas Related
  CORDEX Petroleums Inc. (1)
       Argentine oil and gas exploration
       Class A Common Stock . . . .. . . . . (C)        4,052,080 $    263,786

  Biotechnology and Healthcare Related
  Alliance Pharmaceutical Corporation (1). . (C)           70,000      945,000
  Biofield Corp.(1)(4) . . . . . . . . . . . (C)           75,000    1,050,938
  Magellan Health Services, Inc. (1)(2)(6) . (C)           54,368    1,206,347
                                                                  ------------
  Total Publicly Traded Portfolio (cost: $1,827,774) . . . . .    $  3,466,071


  Private Placement Portfolio (Illiquid) -- 7.6% of total investments

   Exponential Business Development Company (1)(2)(5)
     Venture capital partnership focused
     on early stage companies
     Limited partnership interest. . . . . . (A)            - -   $     25,000
   Micracor, Inc. (1)(2) -- Designs and manufactures
     advanced solid state photonic systems
     Convertible Note. . . . . . . . . . . . (D)        $ 103,000       69,000
   Princeton Video Image, Inc. (1)(2)(7)(8) --
     Real time sports and entertainment advertising
     3.5% of fully diluted equity
     Common Stock. . . . . . . . . . . . . . (B)           68,400
     Warrants at $2.25 expiring 8/25/97. . . (D)            6,700    2,613,425
                                                                  ------------
 Total Private Placement Portfolio (cost: $771,000). . . . . .    $  2,707,425
                                                                  ------------
 Total Investments in
   Unaffiliated Companies (cost: $2,598,774) . . . . . . . . .    $  6,173,496
                                                                  ------------

The accompanying notes are an integral part of this schedule.

                 SCHEDULE OF INVESTMENTS DECEMBER 31, 1996

                                             Method of     Shares/
                                         Valuation (3)   Principal       Value
                                         -------------   ---------       -----

Private Placement Portfolio in Non-Controlled Affiliates
(9)(13) (Illiquid) -- 32.1% of total investments

 Dynecology Incorporated (1)(2)(5)(7)
   Develops various environmental
   intellectual properties -- Option expiring
   12/13/98 to purchase at $15 per share
   135,000 shares of Common Stock equaling
   18.1% of fully diluted equity. . . . . . .(D)            - -    $    40,000
 Gel Sciences, Inc. (1)(2)(7) -- Develops
   engineered response gels for controlled
   release systems -- 10.3% of fully diluted equity
   Warrants at $1.65 expiring 02/01/00. . . .(D)            27,766
   Common Stock . . . . . . . . . . . . . . .(B)           171,172
   Series A Preferred Stock . . . . . . . . .(D)           135,178
   Series A-1 Preferred Stock . . . . . . . .(D)            57,607
   Series B Convertible Preferred Stock . . .(B)           397,409
   Series C Convertible Preferred Stock . . .(B)           101,515   2,349,312
 Harber Brothers Productions, Inc. (1)(2)(5)(7)
   Finances, produces and markets media
   products that combine entertainment, music,
   learning and interactivity --
   21.5% of fully diluted equity
   Series A Voting Convertible
   Preferred Stock. . . . . . . . . . . . . .(A)           967,500     967,500
 Highline Capital Management, LLC. (2)(7)
   Organizes and manages investment partnerships
   24.9% of fully diluted equity. . . . . . .(A)             - -       500,000
 Nanophase Technologies Corporation (1)(2)(7)
   Manufactures and markets inorganic
   crystals of nanometric dimensions
   7.6% of fully diluted equity
   Series D Convertible Preferred Stock . . .(B)         1,162,204   2,614,959
 NeuroMetrix, Inc. (1)(2)(4)(7) -- Developing a
   device for diabetics to monitor their
   blood glucose -- 30% of fully diluted equity
   Warrants at $1.60 expiring 6/2/97. . . . .(A)           125,000
   Series A Convertible Preferred Stock . . .(A)           175,000     210,000
 PHZ Capital Partners Limited Partnership (1)(2)(5)
    Organizes and manages investment partnerships
    20.0% of fully diluted equity
    Limited partnership interest . . . . . . .(B)                    1,000,000
    One year 8% note due 9/22/97 . . . . . . .(A)        $ 500,000     500,000
 PureSpeech, Inc. (1)(2)(4)(7) -- Develops and markets
    innovative speech recognition technology
    7.3% of fully diluted equity
    Series A Convertible Preferred Stock . . .(A)          190,476     999,999
 Questech Corporation (1)(2)(5)(11)
    Manufactures and markets proprietary
    decorative tiles and signs -- 18.9% of
    fully diluted equity
    Common Stock . . . . . . . . . . . . . . .(B)          565,792   2,263,168
    Warrants at $4.00 expiring 11/28/01  . . .(A)          166,667         167
                                                                   -----------
  Total Private Placement Portfolio
    in Non-Controlled Affiliates (cost: $8,381,515) . . . . . .    $11,445,105
                                                                   -----------

The accompanying notes are an integral part of this schedule.

                SCHEDULE OF INVESTMENTS DECEMBER 31, 1996

                                             Method of     Shares/
                                         Valuation (3)   Principal       Value
                                         -------------   ---------       -----

Private Placement Portfolio in Controlled Affiliates
(9)(13) (Illiquid) -- 13.1% of total investments

  BioSupplyNet, Inc. (1)(2)(4)(7) -- Expands
      commercially the print and World Wide Web
      product directories developed by
      Cold Spring Harbor Laboratory Press --
      34.5% fully diluted equity
      Series A Voting Convertible
      Preferred Stock. . . . . . . . . . . . (A)          575,000 $    575,000
  Genomica Corporation (1)(2)(4)(7)(10)
      Develops software that enables the
      study of complex genetic diseases
      23.9% of fully diluted equity
      Common Stock . . . . . . . . . . . . . (A)          199,800
      Series A Voting Convertible
      Preferred Stock. . . . . . . . . . . . (A)        1,660,200    1,000,304
 MultiTarget, Inc. (1)(2)(4)(7) -- Developing
      intellectual property related to
      localized treatment of cancer
      37.5% of fully diluted equity
      Series A Convertible Preferred Stock   (A)          375,000       60,811
 nFX Corporation (1)(2) -- Develops neural-network
      software -- 37.4% of fully diluted equity
      Series A Voting Convertible
         Preferred Stock. . . . . . . . . . (D)         1,294,288      996,740
      Series B Non-Voting Convertible
      Preferred Stock . . . . . . . . . . . (D)           689,920    1,539,980
 PowerVoice Technologies, Inc. (1)(2)(4)(7)
      Exploits innovative distributed computing
      technology for use in small business
      telephone systems -- 29.2% of fully diluted equity
      Series A Convertible Preferred Stock  (A)           500,000      500,000
                                                                  ------------
Total Private Placement Portfolio
   in Controlled Affiliates (cost: $4,672,835) . . . . . . . .       4,672,835

U.S. Government Obligations -- 37.5% of total investments

U.S. Treasury Note dated 3/01/93 due date
     02/28/98 -- 5.125% rate. . . . . . . . (K)       $ 5,000,000 $  4,967,950
U.S. Treasury Bill dated 07/18/96 due date
     01/16/97 -- 5.1% yield . . . . . . . . (H)         1,513,000    1,499,894
U.S. Treasury Bill dated 08/15/96 due date
     02/13/97 -- 5.3% yield . . . . . . . . (H)         3,935,000    3,833,742
U.S. Treasury Bill dated 08/22/96 due date
     02/20/97 -- 5.0% yield . . . . . . . . (H)         1,100,000    1,082,193
U.S. Treasury Bill dated 10/24/96 due date
     04/24/97 -- 5.2% yield . . . . . . . . (H)         1,015,000      998,493
U.S. Treasury Bill dated 12/12/96 due date
     06/12/97 -- 5.1% yield . . . . . . . . (H)         1,000,000      974,974
                                                                  ------------
Total Investments in U.S. Government Obligations
  (cost: $13,327,969) . . . . . . . . . . . . . . . . . . . .     $ 13,357,246
                                                                  ------------
Total Investments -- 100% (cost: $28,981,093) . . . . . . . .     $ 35,648,682
                                                                  ============

The accompanying notes are an integral part of this schedule.

                 SCHEDULE OF INVESTMENTS DECEMBER 31, 1996


Notes to Schedule of Investments

  (1) Represents a non-income producing security. Equity investments that have not paid dividends within the last twelve months are considered to be non-income producing.

  (2) Legal restrictions on sale of investment.

  (3) See Footnote to Schedule of Investments for a description of the Method of Valuation A to L.

  (4) These investments were made during 1996. Accordingly, the amounts shown on the schedule represent the gross additions in 1996.

  (5) No activity occurred in these investments during the year ended December 31, 1996.

  (6) Formerly named National Mentor Holding Corp., Magellan Health Services, Inc. was later acquired by Charter Medical Corporation, which subsequently changed its name to Magellan Health Services, Inc.

  (7) These investments are development stage companies. A development stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either has not yet commenced its planned principal operations or has commenced such operations but has not realized significant revenue from them.

  (8) Formerly named Princeton Electronic Billboard, Inc.

  (9) Investments in unaffiliated companies consist of investments where
Harris & Harris Group, Inc. (the "Company ") owns less than 5 percent of the investee company. Investments in non-controlled affiliated companies consist of investments where the Company owns more than 5 percent but less than 25 percent of the investee company. Investments in controlled affiliated companies consist of investments where the Company owns more than 25 percent of the investee company.

  (10) Genomica Corporation was cofounded by the Company, Cold Spring Harbor Laboratory and Falcon Technology Partners, LP. Mr. G. Morgan Browne serves on the Board of the Company and is Administrative Director of Cold Spring Harbor Laboratory.

  (11) Formerly named Intaglio, Ltd.

  (12) The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $2,706,451. The gross unrealized appreciation based on tax cost for these securities is $3,735,334. The gross unrealized depreciation on the cost for these securities is $268,290.

  (13) The percentage ownership of each investee disclosed in the Schedule of Investments expresses the potential common equity interest in each such investee. The calculated percentage represents the amount of issuer's common stock the Company owns or can acquire as a percentage of the issuer's total outstanding common stock plus common shares reserved for issued and outstanding warrants, convertible securities and stock options.

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

     The Investment Company Act of 1940 (the "1940 Act") requires periodic valuation of each investment in the Company's portfolio to determine net asset value. Under the 1940 Act, unrestricted securities with readily available market quotations are to be valued at the current market value; all other assets must be valued at "fair value" as determined in good faith by or under the direction of the Board of Directors.

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

     Fair value is generally defined as the amount that an investment could be sold for in an orderly disposition over a reasonable time. Generally, to increase objectivity in valuing the assets of the Company, external measures of value, such as public markets or third party transactions, are utilized whenever possible. Valuation is not based on long-term work-out value, nor immediate liquidation value, nor incremental value for potential changes that may take place in the future.

     Valuation assumes that, in the ordinary course of its business, the Company will eventually sell its investment.

     The Company's valuation policy with respect to the five broad investment categories is as follows:



EQUITY-RELATED SECURITIES

     Equity-related securities are carried at fair value using one or more of the following basic methods of valuation:

   A. Cost: The cost method is based on the original cost to the Company. This method is generally used in the early stages of a company's development until significant positive or negative events occur subsequent to the date of the original investment that dictate a change to another valuation method. Some examples of such events are: 1) a major recapitalization; 2) a major refinancing; 3) a significant third-party transaction; 4) the development of a meaningful public market for the company's common stock; 5) significant positive or negative changes in the company's business.

   B. Private Market: The private market method uses actual third-party transactions in the company's securities as a basis for valuation, using actual, executed, historical transactions in the company's securities by responsible third parties. The private market method may also use, where applicable, unconditional firm offers by responsible third parties as a basis for valuation.

   C.  Public Market:   The public market method is used when there is an
established public market for the class of the company's securities held by the Company. The Company discounts market value for securities that are subject to significant legal, contractual or practical restrictions, including large blocks in relation to trading volume. Other securities, for which market quotations are readily available, are carried at market value as of the time of valuation.

     Market value for securities traded on securities exchanges or on the NASDAQ National Market System is the last reported sales price on the day of valuation. For other securities traded in the over-the-counter market and listed securities for which no sale was reported on that day, market value is the mean of the closing bid price and asked price on that day.

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

LONG-TERM FIXED-INCOME SECURITIES

  H. Fixed-Income Securities for which market quotations are readily available are carried at market value as of the time of valuation using the most recent bid quotations when available.

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

     The Company elected to become a BDC on July 26, 1995, after receiving the necessary approvals. From July 31, 1992 until the election of BDC status, the Company operated as a closed-end, non-diversified, investment company under the 1940 Act. Upon commencement of operations as an investment company, the Company revalued all of its assets and liabilities at fair value as defined in the 1940 Act. Prior to such time, the Company was registered and filed under the reporting requirements of the Securities and Exchange Act of 1934 as an operating company and, while an operating company, operated directly and through subsidiaries.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of significant accounting policies followed in the preparation of the financial statements:

     Cash and Cash Equivalents. Cash and cash equivalents include money market instruments with maturities of less than three months.

     Portfolio Investment Valuations. Investments are stated at "fair value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission. All assets are valued at fair value as determined in good faith by, or under the direction of, the Board of Directors. See the Asset Valuation Policy Guidelines in the Footnote to Schedule of Investments.

     Securities Transactions. Securities transactions are accounted for on the date the securities are purchased or sold (trade date); dividend income is recorded on the ex-dividend date; and interest income is accrued as earned. Realized gains and losses on investment transactions are determined on the first-in, first-out basis for financial reporting and tax basis.

     Income Taxes. The Company records income taxes using the liability method in accordance with the provision of Statement of Financial Accounting Standards No. 109. Accordingly, deferred tax liabilities have been established to reflect temporary differences between the recognition of income and expenses for financial reporting and tax purposes, the most significant difference of which relates to the Company's unrealized appreciation on investments.

     Reclassifications. Certain reclassifications have been made to the December 31, 1994 and December 31, 1995 financial statements to conform to the December 31, 1996 presentation.

     Estimates by Management. The preparation of the financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31,1996 and 1995, and the reported amounts of revenues and expenses for the three years ended December 31, 1996. Actual results could differ from these estimates.


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

     The 1988 Plan provides for the issuance of incentive stock options and non-qualified stock options to eligible employees as determined by the Compensation Committee of the Board (the "Committee"), which is composed of four non-employee directors. The Committee also has the authority to construe and interpret the 1988 Plan, to establish rules for the administration of the 1988 Plan and, subject to certain limitations, to amend the terms and conditions of any outstanding awards. Options may be exercised for up to 10 years from the date of grant at prices not less than the fair market value of the Company's common stock at the date of grant. The 1988 Plan provides that payment by the optionee upon exercise of an option may be made using cash or Company stock held by the optionee.

     The Company accounts for the 1988 Plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the 1988 Plan been determined consistent with the fair value method required by FASB Statement No. 123 ("FASB No. 123"), the Company's net realized (loss) income and net asset value per share would have been reduced to the following pro forma amounts:
                                          1996           1995
Net Realized (Loss) Income:

As Reported                          $ (3,756,240)    $  271,940
Pro Forma                            $ (4,197,096)    $  (88,752)

Net Asset Value per share:

As Reported                                  $3.44          $3.54
Pro Forma                                    $3.40          $3.51

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                   1996      1995

                 Stock volatility                  0.60      0.59
                 Risk-free interest rate            6.8%      6.5              %
                 Option term in years                 7         7
                 Stock dividend yield               - -       - -

     Because the FASB No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost and related impact on net realized (loss) income and net asset value per share may not be representative of that value to be expected in future years.

     The Company may grant options for up to 2,088,536 shares under the 1988 Plan. The Company has granted options on 1,317,605 shares through December 31, 1996. Under the 1988 Plan, the option exercise price equals the stock's market price on date of grant. The options granted vest over a five year period and expire after 10 years.

     A summary of the status of the Company's 1988 Plan at December 31, 1996 and 1995 and changes during the years then ended is presented in the table and narrative below:



                                 December 31, 1996  December 31, 1995

                                  Shares  Weighted  Shares  Weighted
                                          Average           Average
                                  ------  --------  ------  --------
                                          Exercise          Exercise
                                          Price             Price

Outstanding at
beginning of year              1,050,000   $4.445   678,102   $1.998

Granted                          160,000   $5.008   742,000   $5.375

Exercised                         50,000   $1.750   370,102   $1.778

Forfeited                         80,000   $5.375      -        -

Expired                             -         -        -        -

Outstanding at end of year     1,080,000   $4.584 1,050,000   $4.445

Exercisable at end of year       390,000   $3.334   375,212   $2.788

Weighted average fair value of
options granted                   $3.222     -       $3.424     -


     The range of exercise prices for the outstanding options as of December 31, 1996 are: 8,000 options at $1.1875, with a remaining life of 4.7 years; 150,000 options at $1.625, with a remaining life of 2.3 years; 180,000 options at $3.00 to $3.75, with an average exercise price of $3.375 and an average remaining life of 5.1 years; 742,000 options at $5.375 to $7.00, with an average exercise price of $5.485 and an average remaining life of 8.4 years.

     As of December 31, 1996, there were outstanding warrants to purchase 237,605 shares of common stock at a price of $2.0641 per share expiring in 1999.

NOTE 4.  CAPITAL STOCK TRANSACTIONS

     On May 18, 1995, the Company completed a $5,000,001 private placement to subsidiaries of American Bankers Insurance Group of 1,075,269 unregistered shares of its common stock at $4.65 per share, which was the average closing price of Harris & Harris Group on the NASDAQ National Market System during the prior ten trading days. As part of the transaction, American Bankers has been granted certain registration rights and has executed a standstill agreement.

NOTE 5.  EMPLOYEE BENEFITS

     As of August 15, 1990, the Company entered into a non-competition, employment and severance contract with its Chairman, Charles E. Harris, pursuant to which he is to receive compensation in the form of salary and other benefits. This contract was amended on June 30, 1992, January 3, 1993, and June 30, 1994. The term of the contract expires on December 31, 1999.

     Base salary is to be increased annually to reflect inflation and in addition may be increased by such amount as the Compensation Committee of the Board of Directors of the Company deems appropriate.

     In addition, Mr. Harris would be entitled, under certain circumstances, to receive severance pay under the employment and severance contracts.

     As of January 1, 1989, the Company adopted an employee benefits program covering substantially all employees of the Company under a 401(k) Plan and Trust Agreement. During 1996, contributions to the plan that have been charged to operations totaled $40,254.

     On June 30, 1994, the Company adopted a plan to provide medical and health coverage for retirees, their spouses and dependents who, at the time of their retirement, have ten years of service with the Company and have attained 50 years of age or have attained 45 years of age and have 15 years of service with the Company. On February 10, 1997, the Company amended this plan to include employees who "have seven full years of service and have attained 58 years of age." The coverage is secondary to any government provided or subsequent employer provided health insurance plans. Based upon actuarial estimates, the Company provided an original reserve of $176,520 that was charged to operations for the period ending June 30, 1994. As of December 31, 1996, the Company had a reserve of $206,630 for the plan.

NOTE 6.  INCOME TAXES

     The Company has not elected tax treatment available to regulated investment companies under Sub-Chapter M of the Internal Revenue Code. Accordingly, for federal and state income tax purposes, the Company is taxed at statutory corporate rates on its income, which enables the Company to offset any future net operating losses against prior years' net income. The Company may carry back operating losses against net income three years and carry forward such losses fifteen years.

     For the years ended December 31, 1996, 1995 and 1994, the Company's income tax (benefit) provision was allocated as follows:

                                            1996        1995         1994

Investment Operations                  $  (680,834)  $(597,215)  $(1,265,648)
Realized (loss) gain on investments     (1,327,401)     738,419     (168,252)
Increase (decrease) in unrealized
      appreciation on investments         1,597,748      85,195     (256,694)
                                       ------------  ----------  ------------
Total income tax (benefit) provision   $  (410,487)  $  226,399  $(1,690,594)
                                       ============  ==========  ============

The above tax (benefit) provision consists of the following:

Current -- Federal                     $(2,047,304)  $ (38,319)  $(1,281,939)
Deferred -- Federal                       1,636,817     264,718     (408,655)
                                       ------------  ----------  ------------
Total income tax (benefit) provision   $  (410,487)  $  226,399  $(1,690,594)
                                       ============  ==========  ============

   The Company's deferred tax liability at December 31, 1996 and 1995 consists of the following:

                                                  1996           1995
Unrealized appreciation on investments     $ 2,295,998      $ 698,250
Medical retirement benefits                   (72,320)       (72,320)
Other                                         (36,231)       (75,300)
                                           -----------      ---------
Net deferred income tax liability          $ 2,187,447      $ 550,630
                                           ===========      =========

NOTE 7.  COMMITMENTS AND CONTINGENCIES

      During 1993, the Company signed a ten-year lease with sublet provisions for office space.  In 1995, this lease was amended to include
additional office space.   Rent expense under this lease for the year ended
December 31, 1996, was $160,601. Future minimum lease payments in each of the following years are: 1997 -- $164,484; 1998 -- $168,768; 1999 -- $176,030;
2000 -- $178,561; 2001 -- $178,561; thereafter $280,507.

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

      The Company contributed to MIT securities with a cost basis of $3,280, $20,000 and $20,000 in 1993, 1994, and 1995 respectively. These contributions will be applied to the MIT Pledge at their market value at the time the shares become publicly traded or otherwise monetized in a commercial transaction and are free from restriction as to sale by MIT.

      At December 31, 1996, the Company would have to fund additional cash and/or property that would have to be valued at a total of $756,720 by December, 1998, in order for the Senior Professorship to become permanent.

NOTE 8.  SUBSEQUENT EVENTS

      In January 1997, the Company signed loan agreements with two of its investee companies for up to $750,000. In addition, the Company has guaranteed a bonus of up to $100,000 to the key employees of one of its investee companies.

      Also in January 1997, the Company made a follow-on investment of $850,000 in PowerVoice Technologies. In addition, the Company invested $500,000 in Highline Offshore Investors.

                    SELECTED PER SHARE DATA AND RATIOS

Per share operating performance:

              Year Ended   Year Ended   Year Ended   Year Ended 3 Months Ended
            December 31, December 31, December 31, December 31,   December 31,
                    1996         1995         1994         1993           1992
            ------------ ------------ ------------ ------------ --------------

Net asset value,
  beginning
  of period $      3.54 $        3.43 $       3.66 $       2.71  $        2.90

 Net operating
   loss           (0.12)       (0.11)       (0.25)       (0.19)         (0.02)
 Net realized
   (loss) gain    (0.24)         0.14         0.01         2.75         (0.02)
 Net increase
   (decrease) in
   unrealized
   appreciation
   as a result
   of sales         0.16       (0.01)       (0.11)       (1.78)         (0.01)
 Net increase
   (decrease)in
   unrealized
   appreciation
   on investments
   held             0.13         0.03         0.01         0.25         (0.14)
 Net (decrease)
   increase from
   capital stock
   transactions   (0.03)         0.06         0.11       (0.08)              0
            ------------ ------------ ------------ ------------ --------------

Net asset
  value, end
  of period $       3.44 $       3.54 $       3.43 $       3.66 $         2.71
            ============ ============ ============ ============ ===============

Market value
  per share,
  end of
  period    $       3.75 $      7.875 $      6.375 $      8.250 $        4.375

Deferred
  income tax
  per share $       0.21 $      0.050 $      0.030 $      0.080 $        0.760

Ratio of expenses
  to average
  net assets         8.1%         8.3%        13.6%        11.3%           2.0%

Ratio of net
  operating loss
  to average
  net assets         3.5%         3.2%         7.1%         6.0%           6.7%

Investment return
  based on:
Stock price       (52.4)%        23.5%      (22.7)%        88.6%          49.0%
Net asset value    (2.8)%         3.2%       (6.3)%        35.0%         (6.5)%

Portfolio turnover  51.2%        51.2%       136.4%       118.1%           8.7%

Net assets, end
  of period $ 35,932,603 $ 36,561,909 $ 31,310,802 $ 32,749,297   $ 22,653,343

Number of
  shares
  outstanding 10,442,682   10,333,902    9,136,747    8,944,828      8,350,999


The accompanying notes are an integral part of this schedule.

