Form 10-Q
period 1997-03-31
HARRIS & HARRIS GROUP INC /NY/
filed 1997-05-14
CIK 893739

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                             FORM 10-Q

(Mark One)
   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                               or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.01 per share, outstanding on May 1, 1997 was 10,442,682.

Harris & Harris Group, Inc.
Form 10Q, March 31, 1997

                            TABLE OF CONTENTS

                                                               Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements . . . . . . . . . . . . . . . . . .    3

Statements of Assets and Liabilities . . . . . . . . . . . . . .    4

Statements of Operations . . . . . . . . . . . . . . . . . . . .    5

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . .    6

Statements of Changes in Net Assets. . . . . . . . . . . . . . .    7

Schedule of Investments. . . . . . . . . . . . . . . . . . . . .    8

Notes to Financial Statements. . . . . . . . . . . . . . . . . .   16

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition. . . . . . . . . . . . . . . . . . . . . . .   22

Results of Operations. . . . . . . . . . . . . . . . . . . . . .   24

Liquidity and Capital Resources. . . . . . . . . . . . . . . . .   25

Risks. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   25

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . .   26

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . .   26

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . .   26

Item 4.  Submission of Matters to a Vote of Security Holders . .   26

Item 5.  Other Information . . . . . . . . . . . . . . . . . . .   26

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . .   26

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . .   27

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . .   28

Harris & Harris Group, Inc.
Form 10-Q, March 31, 1997


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

      The information furnished in the accompanying financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented.

      On June 30, 1994, the Company's shareholders approved a proposal to allow the Company to make an election to become a Business Development Company
("BDC") under the Investment Company Act of 1940, as amended. The Company made such election on July 26, 1995. Certain information and disclosures normally included in the financial statements in accordance with Generally
Accepted Accounting Principles have been condensed or omitted as permitted by Regulation S-X and Regulation S-K. It is suggested that the accompanying financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996 contained in the Company's 1996 Annual Report.

                   STATEMENTS OF ASSETS AND LIABILITIES


                                  ASSETS
                                  ------
                                             March 31, 1997 December 31, 1996
                                             (Unaudited)    (Audited)
Investments, at value (See accompanying
   schedule of investments and notes). . . .   $ 33,703,525      $ 35,648,682
Cash and cash equivalents. . . . . . . . . .        159,122           155,440
Receivable from brokers. . . . . . . . . . .         25,374                 0
Interest receivable. . . . . . . . . . . . .         81,518           198,342
Taxes receivable (Note 5). . . . . . . . . .      2,103,294         2,119,492
Prepaid expenses . . . . . . . . . . . . . .         60,525            81,501
Other assets . . . . . . . . . . . . . . . .        231,919           351,833
                                               ------------      ------------
Total assets . . . . . . . . . . . . . . . .   $ 36,365,277      $ 38,555,290
                                               ============      ============

                         LIABILITIES & NET ASSETS
                         ------------------------

Accounts payable and accrued liabilities. . .  $    346,029      $    374,326
Payable to brokers. . . . . . . . . . . . . .       411,354                 0
Deferred rent . . . . . . . . . . . . . . . .        58,601            60,914
Deferred income tax liability (Note 5). . . .     1,278,978         2,187,447
                                               ------------      ------------
Total liabilities . . . . . . . . . . . . . .     2,094,962         2,622,687
Commitments and contingencies (Note 6)         ------------      ------------

Net assets. . . . . . . . . . . . . . . . . .  $ 34,270,315      $ 35,932,603
                                               ============      ============
Net assets are comprised of:
Preferred stock, $0.10 par value,
   2,000,000 shares authorized; none issued    $          0      $          0
Common stock, $0.01 par value, 25,000,000
   shares authorized; 10,442,682 issued and
   outstanding at 3/31/97 and 12/31/96. . . .       104,427           104,427
Additional paid in capital. . . . . . . . . .    15,850,576        15,850,576
Accumulated net realized income . . . . . . .    15,636,467        15,606,009
Accumulated unrealized appreciation of
   investments, net of deferred tax liability
   of $1,384,519 at 3/31/97 and $2,295,998
   at 12/31/96. . . . . . . . . . . . . . . .     2,678,845         4,371,591
                                               ------------      ------------
Net assets. . . . . . . . . . . . . . . . . .  $ 34,270,315      $ 35,932,603
                                               ============      ============
Shares outstanding. . . . . . . . . . . . . .    10,442,682        10,442,682
                                               ------------      ------------
Net asset value per outstanding share . . . .  $       3.28      $       3.44
                                               ============      ============


The accompanying notes are an integral part of these financial statements.

                                STATEMENTS OF OPERATIONS
                                ------------------------
                                      (Unaudited)

                                                       Three            Three
                                                Months Ended     Months Ended
                                              March 31, 1997   March 31, 1996
Investment income:
 Interest from:
   Fixed-income securities. . . . . . . . . .   $    136,287     $    227,338
  Affiliated companies. . . . . . . . . . . .         10,000           10,000
  Dividend Income -- Unaffiliated Companies                0            4,090
Other income. . . . . . . . . . . . . . . . .            869           24,896
                                                -------------   --------------
  Total investment income.  . . . . . . . . .        147,156          266,324
Expenses:
  Salaries and benefits . . . . . . . . . . .        440,324          396,631
  Administration and operations . . . . . . .         98,327          122,212
  Professional fees . . . . . . . . . . . . .         88,097          126,905
  Depreciation. . . . . . . . . . . . . . . .         15,000           10,000
  Rent. . . . . . . . . . . . . . . . . . . .         39,497           38,346
  Directors' fees and expenses. . . . . . . .         35,848           12,400
  Custodian fees. . . . . . . . . . . . . . .          3,506            3,116
                                                -------------   --------------
Total expenses. . . . . . . . . . . . . . . .        720,599          709,610
                                                -------------   --------------
  Operating loss before income taxes. . . . .       (573,443)        (443,286)
  Income tax benefit (Note 5) . . . . . . . .        198,881          154,130
                                                -------------   --------------
Net operating loss. . . . . . . . . . . . . .       (374,562)        (289,156)

Net realized gain on investments:
  Realized gain on sale of investments. . . .        623,108           64,420
                                                ------------     -------------
     Total realized gain. . . . . . . . . . .        623,108           64,420
     Income tax provision (Note 5). . . . . .       (218,088)         (22,547)
                                                -------------    -------------
Net realized gain on investments. . . . . . .        405,020           41,873
                                                ------------     -------------
Net realized income (loss). . . . . . . . . .         30,458         (247,283)
                                                ------------     -------------

Net (decrease) increase in unrealized
appreciation on investments:
  Decrease as a result of investment sales. .     (1,764,909)               0
  Increase on investments held. . . . . . . .      1,414,354        1,320,193
  Decrease on investments held. . . . . . . .     (2,253,670)         (96,999)
                                                -------------    -------------
     Change in unrealized (depreciation)
     appreciation on investments. . . . . . .     (2,604,225)       1,223,194
  Income tax benefit (provision) (Note 5) . .        911,479         (428,118)
                                                ------------     -------------
Net (decrease) increase in unrealized
appreciation on investments . . . . . . . . .     (1,692,746)         795,076
                                                -------------    -------------

Net (decrease) increase in net assets
from operations:
  Total . . . . . . . . . . . . . . . . . . .   $ (1,662,288)    $    547,793
                                                =============    =============
  Per outstanding share.  . . . . . . . . . .   $      (0.16)    $       0.05
                                                =============    =============

  The accompanying notes are an integral part of these financial statements.

                             STATEMENTS OF CASH FLOWS
                             ------------------------
                                   (Unaudited)
                                                        Three           Three
                                                 Months Ended    Months Ended
                                               March 31, 1997  March 31, 1996
Cash flows provided by (used in)
operating activities:
Net (decrease) increase in net assets
 resulting from operations . . . . . . . . . .   $ (1,662,288)  $     547,793
Adjustments to reconcile (decrease) increase in
net assets from operations to net cash provided
by (used in)  operating activities:
 Net realized and unrealized loss (gain)
   on investments. . . . . . . . . . . . . . .      1,981,117      (1,287,614)
 Deferred income taxes . . . . . . . . . . . .       (908,469)        431,128
 Depreciation  . . . . . . . . . . . . . . . .         15,000          10,000
 Other . . . . . . . . . . . . . . . . . . . .              0          (2,315)
Changes in assets and liabilities:
 Receivable from brokers . . . . . . . . . . .        (25,374)     (2,805,585)
 Prepaid expenses. . . . . . . . . . . . . . .         20,976          15,849
 Interest receivable . . . . . . . . . . . . .        116,824          (8,012)
 Taxes receivable. . . . . . . . . . . . . . .         16,197        (134,593)
 Other assets. . . . . . . . . . . . . . . . .        107,762         (27,400)
 Accounts payable and accrued liabilities. . .        (28,297)         20,671
 Payable to brokers. . . . . . . . . . . . . .        411,354               0
 Deferred rent . . . . . . . . . . . . . . . .         (2,313)              0
 Purchase of fixed assets. . . . . . . . . . .         (2,847)        (24,697)
                                                  ------------    ------------
 Net cash provided by (used in)
   operating activities. . . . . . . . . . . .         39,642      (3,264,775)

Cash provided by (used in) investing activities:
 Net sale of short-term investments
      and marketable securities. . . . . . . .      1,709,625       5,234,633
 Investment in private placements. . . . . . .     (1,745,585)     (1,943,302)
                                                 -------------   -------------
 Net cash (used in) provided by
   investing activities. . . . . . . . . . . .        (35,960)      3,291,331

Cash flows provided by financing activities:
 Proceeds from exercise of stock options . . .              0          87,500
                                                 -------------   -------------
 Net cash provided by financing activities . .              0          87,500

 Net increase in cash and cash equivalents:

 Cash and cash equivalents at
 beginning of the period                              155,440         364,354
 Cash and cash equivalents at end of the period       159,122         478,410
                                                 -------------   -------------
 Net increase in cash and cash equivalents . .   $      3,682    $    114,056
                                                 =============   =============
 Supplemental disclosures of cash flow information:
 Income taxes paid . . . . . . . . . . . . . .   $      5,909    $          0
                                                 =============   =============

 The accompanying notes are an integral part of these financial statements.

                     STATEMENTS OF CHANGES IN NET ASSETS
                     -----------------------------------
                                (Unaudited)
                                                       Three           Three
                                                 Months Ended    Months Ended
                                               March 31, 1997  March 31, 1996

Changes in net assets from operations:

   Net operating loss. . . . . . . . . . . . .   $   (374,562)   $   (289,156)
   Net realized gain on investments. . . . . .        405,020          41,873
   Net decrease in unrealized
     appreciation on investments
     as a result of sales. . . . . . . . . . .     (1,147,190)              0
   Net (decrease) increase in unrealized
     appreciation on investments held. . . . .       (545,556)        795,076
                                                 -------------    -------------
   Net (decrease) increase in net
     assets resulting from operations. . . . .     (1,662,288)        547,793

Changes in net assets from
     capital stock transactions:

   Proceeds from exercise of
     stock options . . . . . . . . . . . . . .              0          87,500
   Tax benefit of restricted stock award
     and common stock transactions . . . . . .              0          72,188
                                                 -------------   -------------
   Net increase in net assets resulting
     from capital stock transactions . . . . .              0         159,688
                                                 -------------   -------------

Net (decrease) increase
   in net assets . . . . . . . . . . . . . . .     (1,662,288)        707,481

Net assets:

   Beginning of period . . . . . . . . . . . .   $ 35,932,603    $ 36,561,909
                                                 -------------   -------------
   End of period . . . . . . . . . . . . . . .   $ 34,270,315    $ 37,269,390
                                                 =============   =============

  The accompanying notes are an integral part of these financial statements.

                   SCHEDULE OF INVESTMENTS MARCH 31, 1997
                   --------------------------------------
                                (Unaudited)


                                        Method of     Shares/
                                        Valuation(3)  Principal        Value

Investments in Unaffiliated Companies (9)(13)(14) -- 14.1% of total investments

Publicly Traded Portfolio (common stock unless noted otherwise) -- 6.2% of total investments

    Oil and Gas Related
     CORDEX Petroleums Inc. (1)
       Argentine oil and gas exploration
       Class A Common Stock. . . . . . . . (C)        4,052,080     $ 324,156

    Biotechnology and Healthcare Related
     ENDOCare, Inc.(1)(2)(4) . . . . . . . (C)          150,000       609,375
     Fuisz Technologies, Inc.(1)(4). . . . (C)           70,000       411,250
     Keravision, Inc.(1)(4). . . . . . . . (C)           25,000       253,125
     Magellan Health Services,Inc.(1)(6)(4)(C)           20,000       492,500
                                                                 -------------
Total Publicly Traded Portfolio (cost: $2,230,212). . . . . . .  $  2,090,406
                                                                 -------------

Private Placement Portfolio (Illiquid) --  7.9% of total investments

    Exponential Business Development Company
     (1)(2)(5)
      Venture capital partnership focused on
      early stage companies
      Limited partnership interest . . . . (A)            0          $ 25,000
    Micracor, Inc. (1)(2) -- Designs
      and manufactures
      advanced solid state photonic systems
      Convertible Note . . . . . . . . . . (D)    $ 103,000            40,000
    Princeton Video Image, Inc. (1)(2)
     (5)(7)(8)
      Real time sports
      and entertainment advertising --
      3.4% of fully diluted equity
      Common Stock . . . . . . . . . . . . (B)       68,400
      Warrants at $2.25 expiring 8/25/97 . (D)        6,700         2,613,425
                                                                 -------------
 Total Private Placement Portfolio (cost: $771,000). . . . . . . $  2,678,425
                                                                 -------------
 Total Investments in
    Unaffiliated Companies (cost: $3,001,212). . . . . . . . . . $  4,768,831
                                                                 -------------

         The accompanying notes are an integral part of this schedule.

                   SCHEDULE OF INVESTMENTS MARCH 31, 1997
                   --------------------------------------
                                (Unaudited)

                                        Method of      Shares/
                                        Valuation (3)  Principal       Value

Private Placement Portfolio in Non-Controlled Affiliates (9)(14)(Illiquid) --
 33.1% of total investments
Dynecology Incorporated (1)(2)(5)(7) --
    Develops various
    environmental intellectual properties --
    Option expiring
    12/13/98 to purchase at $15 per share
    135,000 shares of Common Stock equaling
    18.1% of fully diluted equity. . . . . . .(D)                    $ 35,000
Gel Sciences, Inc. (1)(2)(7) --
    Develops engineered response gels
    for controlled release systems --
    10.3% of fully diluted equity
    Warrants at $1.65 expiring 02/01/00. . . .(D)         27,766
    Common Stock . . . . . . . . . . . . . . .(B)        171,172
    Series A Preferred Stock . . . . . . . . .(D)        135,178
    Series A-1 Preferred Stock . . . . . . . .(D)         57,607
    Series B Convertible Preferred Stock . . .(B)        397,409
    Series C Convertible Preferred Stock . . .(B)        101,515    2,353,921
Genomica Corporation (1)(2)(7)(10) --
    Develops software that enables the
    study of complex genetic diseases
    18.1% of fully diluted equity
    Common Stock . . . . . . . . . . . . . . .(A)        199,800
    Series A Voting Convertible
    Preferred Stock. . . . . . . . . . . . . .(A)      1,660,200    1,000,304
Harber Brothers Productions, Inc. (1)(2)(7) --
    Finances, produces and markets media
    products that combine entertainment, music,
    learning and interactivity --
    21.5% of fully diluted equity
    Series A Voting Convertible
    Preferred Stock  . . . . . . . . . . . . .(D)        967,500
    Convertible Note . . . . . . . . . . . . .(D)      $ 250,000            1
Highline Capital Management, LLC. (2)(7) --
    Organizes and manages
    offshore investment vehicles --
    24.9% of fully diluted equity. . . . . . .(A)                     500,000
Highline Offshore Advisors, LLC. (1)(2)(4)  --
    Organizes and manages investment
    partnerships --
    24.9% of fully diluted equity. . . . . . .(A)                     500,000
Nanophase Technologies Corporation (1)(2)
    (5)(7) -- Manufactures and markets
    inorganic crystals of nanometric dimensions
    6.9% of fully diluted equity
    Series D Convertible Preferred Stock. . . (B)      1,162,204    2,614,959
NeuroMetrix, Inc. (1)(2)(5)(7) -- Developing
    a device for diabetics to monitor their
    blood glucose --
    30% of fully diluted equity
    Series A Convertible Preferred Stock. . . (A)        125,000
    Warrants at $1.60 expiring 6/2/97 . . . . (A)        175,000      210,000
PHZ Capital Partners Limited Partnership
    (1)(2)(5) Organizes and manages investment
    partnerships --
    20.0% of fully diluted equity
    Limited partnership interest . . . . . . .(B)                   1,000,000
    One year 8% note due 9/22/97 . . . . . . .(A)   $    500,000      500,000
PureSpeech, Inc. (1)(2)(7) -- Develops and
    markets innovative speech recognition
    technology -- 7.3% of fully diluted equity
    Series A Convertible Preferred Stock . . .(D)        190,476      166,667
Questech Corporation (1)(2)(5)(11) --
    Manufactures and markets
    proprietary decorative tiles and signs --
    15.4% of fully diluted equity
    Common Stock . . . . . . . . . . . . . . .(D)        565,792    2,263,168
    Warrants at $4.00 expiring 11/28/01. . . .(A)        166,667          167
                                                                 -------------
Total Private Placement Portfolio
    in Non-Controlled Affiliates (cost: $10,131,823) . . . . . . $ 11,144,187
                                                                 -------------

       The accompanying notes are an integral part of this schedule.

                  SCHEDULE OF INVESTMENTS MARCH 31, 1997
                  --------------------------------------
                               (Unaudited)

                                         Method of      Shares/
                                         Valuation (3)  Principal       Value

Private Placement Portfolio in Controlled Affiliates (9)(14) (Illiquid) --
 17.6% of total investments

BioSupplyNet, Inc. (1)(2)(4)(7)(12)--
    Expands commercially the print and
    World Wide Web product directories
    developed by Cold Spring Harbor
    Laboratory Press --
    34.5% fully diluted equity
    Series A Voting Convertible
    Preferred Stock. . . . . . . . . . . . . (A)        575,000    $  575,000
MultiTarget, Inc. (1)(2)(7) -- Developing
    intellectual property
    related to localized treatment of cancer
    37.8% of fully diluted equity
    Series A Convertible Preferred Stock. . .(A)        375,000       106,396
nFX Corporation (1)(2) -- Develops
    neural-network software --
    37.4% of fully diluted equity
    Series A Voting Convertible
    Preferred Stock . . . . . . . . . . . . .(D)      1,294,288       996,740
    Series B Non-Voting Convertible
    Preferred Stock . . . . . . . . . . . . .(D)        689,920     1,539,980
    Convertible Note. . . . . . . . . . . . .(A)     $  100,000       100,000
PowerVoice Technologies, Inc. (1)(2)(7) --
    Exploits innovative distributed computing
    technology for use in small business
    telephone systems --
    27% of fully diluted equity
    Series A Convertible Preferred Stock. . (B)         500,000
    Series C Convertible Preferred Stock. . (B)         240,793     2,615,000
Total Private Placement Portfolio                                -------------
    in Controlled Affiliates (cost: $4,668,116) . . . . . . .    $  5,933,116
                                                                 -------------
U.S. Government Obligations -- 35.2% of total investments

U.S. Treasury Note dated 3/01/93 due date
    02/28/98 -- 5.125% rate. . . . . . . . .(H)    $  5,000,000  $  4,957,050
U.S. Treasury Bill dated 10/24/96 due date
    04/24/97 -- 5.0% yield . . . . . . . . .(K)    $  1,015,000       998,492
U.S. Treasury Bill dated 05/30/96 due date
    05/29/97 -- 5.3% yield . . . . . . . . .(K)    $    915,000       904,014
U.S. Treasury Bill dated 12/12/96 due date
    06/12/97 -- 5.3% yield . . . . . . . . .(K)    $  1,000,000       974,975
U.S. Treasury Bill dated 10/24/96 due date
    08/14/97 -- 5.4% yield . . . . . . . . .(K)    $    810,000       792,984
U.S. Treasury Bill dated 03/13/97 due date
    09/11/97 -- 5.5% yield . . . . . . . . .(K)    $  1,740,000     1,695,693
U.S. Treasure Bill dated 11/14/96 due date
    11/13/97 -- 5.7% yield . . . . . . . . .(K)    $  1,590,000  $  1,534,183
                                                                 -------------
Total Investments in U.S. Government Obligations
    (cost: $11,839,010) . . . . . . . .  . . . . . . . . . . .   $ 11,857,391
                                                                 -------------
Total Investments -- 100% (cost: $29,640,161). . . . . . . . .   $ 33,703,525
                                                                 =============

          The accompanying notes are an integral part of this schedule.

                   SCHEDULE OF INVESTMENTS MARCH 31, 1997
                   --------------------------------------
                                (Unaudited)


     Notes to Schedule of Investments:

  (1) Represents a non-income producing security. Equity investments that have not paid dividends within the last twelve months are considered to be non-income producing.
  (2)  Legal restrictions on sale of investment.
  (3) See Footnote to Schedule of Investments for a description of the Method of Valuation A to L.
  (4) These investments were made during 1997. Accordingly, the amounts shown on the schedule represent the gross additions in 1997.
  (5) No activity occurred in these investments during the three months ended March 31, 1997.
  (6) Formerly named National Mentor Holding Corp., Magellan Health Services, Inc. was later acquired by Charter Medical Corporation, which subsequently changed its name to Magellan Health Services, Inc.
  (7) These investments are development stage companies. A development stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either has not yet commenced its planned principal operations or has commenced such operations but has not realized significant revenue from them.
  (8)  Formerly named Princeton Electronic Billboard, Inc.
  (9) Investments in unaffiliated companies consist of investments where Harris & Harris Group,Inc.(the "Company") owns less than 5 percent of the investee company. Investments in non-controlled affiliated companies consist of investments where the Company owns more than 5 percent but less than 25 percent of the investee company. Investments in controlled affiliated companies consist of investments where the Company owns more than 25 percent of the investee company.
  (10) Genomica Corporation was cofounded by the Company, Cold Spring Harbor Laboratory and Falcon Technology Partners, LP. Mr. G. Morgan Browne serves on the Board of the Company and is Administrative Director of Cold Spring Harbor Laboratory.
  (11) Formerly named Intaglio, Ltd.
  (12) BioSupplyNet, Inc. was cofounded by the Company, Cold Spring Harbor Laboratory and other investors. Mr. G. Morgan Browne serves on the Board of Directors and is Administrative Director of Cold Spring
       Harbor Laboratory.
  (13) The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $3,108,889.
       The gross unrealized appreciation based on tax cost for these securities is $2,054,800. The gross unrealized depreciation on the cost for these securities is $394,858.
  (14) The percentage ownership of each investee disclosed in the Schedule of Investments expresses the potential common equity interest in each such investee. The calculated percentage represents the amount of issuer's common stock the Company owns or can acquire as a percentage of the issuer's total outstanding common stock plus common shares reserved for issued and outstanding warrants, convertible securities and stock option grants.


        The accompanying notes are an integral part of this schedule.

                     FOOTNOTE TO SCHEDULE OF INVESTMENTS
                     -----------------------------------

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

     Fair value is generally defined as the amount that an investment could be sold for in an orderly disposition over a reasonable time. Generally, to increase objectivity in valuing the assets of the Company, external measures of value, such as public markets or third-party transactions, are utilized whenever possible. Valuation is not based on long-term work-out value, nor immediate liquidation value, nor incremental value for potential changes that may take place in the future.

     Valuation assumes that, in the ordinary course of its business, the Company will eventually sell its investment.

     The Company's valuation policy with respect to the five broad investment categories is as follows:
                                       12
EQUITY-RELATED SECURITIES

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

  D. Analytical Method: The analytical method is generally used to value an investment position when there is no established public or private market in the company's securities or when the factual information available to the Company dictates that an investment should no longer be valued under either the cost or private market method. This valuation method is inherently imprecise and ultimately the result of reconciling the judgments of the Company's Investment and Valuation Committee members, based on the data available to them. The resulting valuation, although stated as a precise number,is necessarily within a range of values that vary depending upon the significance attributed to the various factors being considered. Some of the factors considered may include the financial condition and operating results of the company, the long-term potential of the business of the company, the values of similar securities issued by companies in similar businesses, the proportion of the company's securities owned by the Company and the nature of any rights to require the company to register restricted securities under applicable securities laws.

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


                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)



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

     Reclassifications. Certain reclassifications have been made to the March 31, 1996 and December 31, 1996 financial statements to conform to the March 31, 1997 presentation.

     Estimates by Management. The preparation of the financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 1997 and December 31,1996 and the reported amounts of revenues and expenses for the three months ended March 31, 1997 and March 31, 1996. Actual results could differ from these estimates.

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

     The Company accounts for the 1988 Plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the 1988 Plan been determined consistent with the fair value method required by FASB Statement No. 123 ("FASB No. 123"), the Company's net realized income
(loss) and net asset value per share would have been reduced to the following pro forma amounts:

                                       March 31, 1997         March 31, 1996
Net Realized Income (Loss):

As Reported                                $   30,458            $ (247,283)
Pro Forma                                  $ (111,958)           $ (298,490)

Net Asset Value per share:

As Reported                                $     3.28            $     3.59
Pro Forma                                  $     3.27            $     3.58


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                         March 31, 1997       March 31, 1996

                 Stock volatility                  0.60                 0.61
                 Risk-free interest rate            6.3%                 6.3%
                 Option term in years                 7                    7
                 Stock dividend yield                --                   --


     Because the FASB No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost and related impact on net realized income (loss) and net asset value per share may not be representative of that value to be expected in future years.

     The Company may grant options for up to 2,088,536 shares under the 1988 Plan. The Company has granted options on 1,180,000 shares and warrants on 237,605 shares through March 31, 1997. Under the 1988 Plan, the option exercise price equals the stock's market price on date of grant. The options granted vest over a five year period and expire after 10 years.

     A summary of the status of the Company's 1988 Plan at March 31, 1997 and 1996 and changes during the three months then ended is presented in the table and narrative below:


                                March 31, 1997              March 31, 1996
                               ---------------              ---------------
                               Shares     Weighted          Shares   Weighted
                                           Average                    Average
                                          Exercise                   Exercise
                                             Price                      Price

Outstanding at
  beginning of the period     1,080,000      $4.58       1,050,000     $4.44
Granted                         300,000      $3.87          60,000     $6.18
Exercised                            -          -           50,000     $1.75
Forfeited                       200,000      $5.37               -         -
Expired
Outstanding at end of period  1,180,000      $4.27       1,060,000     $4.67
Exercisable at end of period    403,000      $3.42         326,812     $2.93
Weighted average fair value of
options granted                   $2.50         -            $4.00        -


     The range of exercise prices for the outstanding options as of March 31, 1997 are: 8,000 options at $1.1875, with a remaining life of 4.7 years; 150,000 options at $1.625, with a remaining life of 2.3 years; 180,000 options at $3.00 to $3.75, with an average exercise price of $3.375 and an average remaining life of 5.1 years; 542,000 options at $5.375 to $7.00, with an average exercise price of $5.485 and an average remaining life of 8.4 years; 300,000 options at $3.875, with a remaining life of 9.1 years.

     As of March 31, 1997, there were outstanding warrants to purchase 237,605 shares of common stock at a price of $2.0641 per share expiring in 1999.

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

     As of January 1, 1989, the Company adopted an employee benefits program covering substantially all employees of the Company under a 401(k)
Plan and Trust Agreement. The Company's contribution to the plan are determined by the Compensation Committee in the fourth quarter.

     On June 30, 1994, the Company adopted a plan to provide medical and health coverage for retirees, their spouses and dependents who, at the time of their retirement, have ten years of service with the Company and have attained 50 years of age or have attained 45 years of age and have 15 years of service with the Company. On February 10, 1997, the Company amended this plan to include employees who "have seven full years of service and have attained 58 years of age." The coverage is secondary to any government provided or subsequent employer provided health insurance plans. Based upon actuarial estimates, the Company provided an original reserve of $176,520 that was charged to operations for the period ending June 30,1994. As of March 31, 1997,the Company had a reserve of $232,415 for the plan.


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

     For the three months ended March 31, 1997 and 1996, the Company's income tax (benefit) provision was allocated as follows:

                                                     Three              Three
                                              Months Ended       Months Ended
                                            March 31, 1997     March 31, 1996
Investment operations                         $   (198,881)      $   (154,130)
Realized gain on investments                       218,088             22,547
(Decrease) increase in unrealized
      appreciation on investments                 (911,479)           428,118
                                              -------------      -------------
Total income tax (benefit) provision          $   (892,272)      $    296,535
                                              =============      =============

The above tax (benefit) provision consists of the following:

Current -- Federal                            $     16,197       $   (134,593)
Deferred -- Federal                               (908,469)           431,128
                                              -------------      -------------
Total income tax (benefit) provision          $   (892,272)      $    296,535
                                              =============      =============

The Company's deferred tax liability at March 31, 1997 and December 31, 1996 consists of the following:
                                            March 31, 1997  December 31, 1996
Unrealized appreciation on investments        $  1,384,519       $  2,295,998
Medical retirement benefits                        (81,345)           (72,320)
Other                                              (24,196)           (36,231)
                                              -------------      -------------
Net deferred income tax liability             $  1,278,978       $  2,187,447
                                              =============      =============

       The exercise of nonqualified stock options and certain warrants give rise to compensation which is includable in the taxable income of recipients and deductible by the Company for federal and state income tax purposes. Compensation resulting from increases in the fair market value of the Company's common stock subsequent to the date of grant of the applicable exercised stock options and warrants is not recognized, in accordance with Accounting Principles Board Opinion No.25, as an expense for financial accounting purposes.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

         During 1993, the Company signed a ten-year lease with sublet provisions for office space. In 1995, this lease was amended to include additional office space. Rent expense under this lease was $39,497 and $38,346 for the three months ended March 31, 1997 and 1996, respectively. Future minimum lease payments in each of the following years are:
1998 -- $168,768; 1999 -- $176,030; 2000 -- $178,561; 2001 --$178,561;
2002 -- $178,561; thereafter $101,946.

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

         At December 31, 1996, the Company would have to fund additional cash and/or property that would have to be valued at a total of $756,720 by December 1998, in order for the Senior Professorship to become permanent.

         In January 1997, the Company signed loan agreements with two of its investee companies for up to $750,000. As of March 31, 1997, the Company had loaned $350,000 to the investee companies. In addition, the Company has guaranteed a bonus of up to $100,000 to the key employees of one of its investee companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement of Operations

        The Company accounts for its operations under Generally Accepted Accounting Principles for investment companies. On this basis, the principal measure of its financial performance is captioned "Net (decrease) increase in net assets from operations," which is the sum of three elements. The first element is "Net operating loss," which is the difference between the Company's income from interest, dividends, and fees and its operating expenses, net of applicable income tax benefits. The second element is "Net realized gain on investments," which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, net of applicable income tax provisions (benefits). These two elements are combined in the Company'sfinancial statements and reported as "Net realized income (loss)." The third element, "Net (decrease) increase in unrealized appreciation on investments," is the net change in the fair value of the Company's investment portfolio, net of increase (decrease) in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

       "Net realized gain on investments" and "Net (decrease) increase in unrealized appreciation on investments" are directly related. When a security is sold to realize a gain (loss), net unrealized appreciation decreases (increases)and net realized gain increases (decreases).

Financial Condition

         The Company's total assets and net assets were, respectively, $36,365,277 and $34,270,315 at March 31, 1997, versus $38,555,290 and
$35,932,603 at December 31, 1996. Net asset value per share was $3.28 at March 31, 1997, versus $3.44 at December 31, 1996.

         The Company's financial condition is dependent on the success of its investments. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth or have no history of operations. At March 31, 1997, 54.3 percent of the Company's $36 million in total assets consisted of investments at fair value in private businesses, of which net unrealized appreciation was approximately $4.2 million before taxes. At December 31, 1996, 48.8 percent of the Company's $39 million in total assets consisted of investments at fair value in private businesses, of which net unrealized appreciation was approximately $5 million before taxes.

       A summary of the Company's investment portfolio is as follows:

                                      March 31, 1997      December 31, 1996

Investments, at cost                    $ 29,640,161           $ 28,981,093
Unrealized appreciation                    4,063,364              6,667,589
                                        ------------           ------------
Investments, at fair value              $ 33,703,525           $ 35,648,682
                                        ============           ============

The accumulated unrealized appreciation on investments net of deferred taxes is $2,678,845 at March 31, 1997, versus $4,371,591 at December 31, 1996.

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

     The following table is a summary of the cash investments made by the Company in its private placement portfolio during the three months ended March 31, 1997:

          Follow-on Investments:                      Amount
          ----------------------                     -------

          Highline Offshore Advisors LLC.       $    500,000
          MultiTarget, Inc.                           45,585
          PowerVoice Technologies, Inc.              850,000
                                                ------------
               Sub-total                        $  1,395,585

          Loans:
          ------

          nFX Corporation                       $    100,000
          Harber Brothers Productions                250,000
                                                ------------
               Sub-total                        $    350,000
                                                ------------
          Total                                 $  1,745,585
                                                ============

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

  The Company had interest income from fixed-income securities of $136,287 and $227,338 for the three months ended March 31,1997 and 1996 respectively. The decrease is a result of a decline in the balance of the Company's fixed-income portfolio. The Company also received consulting and administrative fees from certain portfolio companies which totaled $869 for the three months ended March 31, 1997 and $24,896 for the three months ended March 31, 1996.

  Operating expenses were $720,599 and $709,610 for the three months ended March 31, 1997 and 1996, respectively. Most of the Company's operating expenses are related to employee and director compensation, office and rent expenses and consulting and professional fees (primarily legal and accounting fees).

  Net operating losses before taxes were $573,443 and $443,286 for the three months ended March 31, 1997 and 1996, respectively.

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

Realized Gains and Losses on Sales of Portfolio Securities:

  During the three months ended March 31, 1997 and 1996, the Company sold various public securities realizing net gains of $623,108 and $64,420, respectively.


Unrealized Appreciation and Depreciation of Portfolio Securities:

  Net unrealized appreciation on investments before taxes decreased $2,604,225 during the three months ended March 31, 1997, from $6,667,589 to $4,063,364 owing primarily to decreased valuations for Harber Brothers Productions, Inc. and PureSpeech, Inc. and the realization of previously unrealized gains on public securities, offset by an increase in the valuation of PowerVoice Technologies, Inc.

  Net unrealized appreciation on investments increased $1,223,194 during the three months ended March 31, 1996, from $2,102,593 to $3,325,786, owing primarily to increased valuations for Princeton Video Image, Inc., PHZ Captal Partners and Alliance Pharmaceutical Corp., offset by the decreased valuation of Sonex International Corporation and Dynecology, Inc.

Liquidity and Capital Resources

  The Company reported total cash, receivables and marketable securities (the primary measure of liquidity) at March 31, 1997 of $16,317,105, versus $19,296,591 at December 31, 1996. Management believes that its cash, receivables and marketable securities provide the Company with sufficient liquidity for its operations.

Risks

  Pursuant to Section 64(b)(1) of the Investment Company Act of 1940, a Business Development Company is required to describe the risk factors involved in an investment in the securities of such company inherent in the nature of the company's investment portfolio. There are significant risks inherent in the Company's venture capital business. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth and have not attained profitability or have no history of operations. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Company expects that some ofits venture capital investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential. The Company has been risk seeking rather than risk averse in its approach to venture capital and other investments. Neither the Company's investments nor an investment in the Company is intended to constitute a balanced investment program. The Company does not currently pay or intend to pay cash dividends. The Company has in the past relied and continues to rely to a large extent upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses.

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

Date: May 13, 1997