Form 10-Q
period 1997-06-30
HARRIS & HARRIS GROUP INC /NY/
filed 1997-08-14
CIK 893739

SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

                                   FORM 10-Q

(Mark One)
  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1997
                                     or

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

       For the transition period from _____________ to ________________

                  Commission File Number            0-11576

                              Harris & Harris Group, Inc.
                (Exact name of registrant as specified in its charter)

                                New York 13-3119827
                (State or other jurisdiction of(I.R.S. Employe
               incorporation or organization)Identification No.)


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

                                 Yes   X   No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.01 per share, outstanding on August 8, 1997 was 10,442,682.
                                     1.

                        Harris & Harris Group, Inc.
                         Form 10-Q, June 30, 1997



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

Financial Condition. . . . . . . . . . . . . . . . . . . . . . . 23

Results of Operations. . . . . . . . . . . . . . . . . . . . . . 24

Liquidity and Capital Resources. . . . . . . . . . . . . . . . . 26

Risks. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26

PART II  OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . 27
Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . 27
Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . 27
item 4. Submission of Matters to a Vote of Security Holders. . . 27
Item 5. Other Information. . . . . . . . . . . . . . . . . . . . 27
Item 6. Exhibits and Reports on Form 8-K.. . . . . . . . . . . . 27

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . 28
Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . 29

                                  2.

                    Harris & Harris Group, Inc.
                     Form 10-Q, June 30, 1997


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

      The information furnished in the accompanying financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented.

      On June 30, 1994, the Company's shareholders approved a proposal to allow the Company to make an election to become a Business Development
Company("BDC") under the Investment Company Act of 1940, as amended.  The
Company made such election on July 26, 1995. Certain information and disclosures normally included in the financial statements in accordance with Generally Accepted Accounting Principles have been condensed or omitted as permitted by Regulation S-X and Regulation S-K. It is suggested that the accompanying financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996 contained in the Company's 1996 Annual Report.



                                    3.




                    STATEMENTS OF ASSETS AND LIABILITIES



                                    ASSETS
                                            June 30, 1997  December 31, 1996
                                               (Unaudited)          (Audited)
Investments, at value (See accompanying
  schedule of investments and notes) . . . . $ 29,058,316       $ 35,648,682
Cash and cash equivalents. . . . . . . . . .      132,030            155,440
Interest receivable. . . . . . . . . . . . .      115,690            198,342
Taxes receivable (Note 5). . . . . . . . . .    2,119,492          2,119,492
Prepaid expenses . . . . . . . . . . . . . .       39,549             81,501
Other assets . . . . . . . . . . . . . . . .      235,678            351,833
                                             ------------       ------------
Total assets . . . . . . . . . . . . . . . . $ 31,700,755       $ 38,555,290
                                             ============       ============


LIABILITIES & NET ASSETS

Accounts payable and accrued liabilities . .    $ 400,458         $  374,326
Deferred rent. . . . . . . . . . . . . . . .       56,288             60,914
Deferred income tax liability (Note 5) . . .            0          2,187,447
                                             ------------       ------------
Total liabilities. . . . . . . . . . . . . .      456,746          2,622,687
Commitments and contingencies (Note 6)       ------------       ------------

Net assets . . . . . . . . . . . . . . . . . $ 31,244,009       $ 35,932,603
                                             ============       ============

Net assets are comprised of:
Preferred stock, $0.10 par value,
   2,000,000 shares authorized; none issued. $          0        $         0
Common stock, $0.01 par value,
   25,000,000 shares authorized;
   10,442,682 issued and
   outstanding at 6/30/97 and 12/31/96            104,427            104,427
Additional paid in capital . . . . . . . . .   15,850,576         15,850,576
Accumulated net realized income. . . . . . .   15,215,652         15,606,009
Accumulated unrealized appreciation of investments,
   net of deferred tax liability of $0 at 6/30/97
   and $2,295,998 at 12/31/96. . . . . . . .       73,354          4,371,591
                                             ------------       ------------
Net assets . . . . . . . . . . . . . . . . . $ 31,244,009       $ 35,932,603
                                             ============       ============
Shares outstanding . . . . . . . . . . . . .   10,442,682         10,442,682
                                             ------------       ------------
Net asset value per outstanding share. . . . $       2.99       $       3.44
                                             ============       ============



  The accompanying notes are an integral part of these financial statements.

                                     4.



                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                              Three Months Three Months Six Months Six Months
                                     Ended        Ended      Ended      Ended
                                   6/30/97      6/30/97     6/30/96   6/30/97
Investment income:
  Interest from:
     Fixed-income securities .    $ 78,944    $ 203,526   $ 215,231  $430,864
 Affiliated companies. . . . .       8,889       10,111      18,889    20,111
   Dividend Income --
 Unaffiliated Companies. . . .           0        3,934           0     8,024
 Other income. . . . . . . . .       7,500       10,810       8,369    35,706
                              ------------ ------------  ----------- --------
 Total investment income            95,333      228,381     242,489   494,705
Expenses:
  Salaries and benefits. . . .     345,919      387,675     786,243   784,306
  Administration and operations    127,449      132,106     225,776   254,318
  Professional fees. . . . . .      54,732      216,075     142,829   342,980
  Directors' fees and expenses      14,878       14,671      50,726    27,071
  Rent . . . . . . . . . . . .      33,219       39,498      72,716    77,844
  Depreciation . . . . . . . .      15,000       18,687      30,000    28,687
  Custodian fees . . . . . . .       3,637        2,995       7,143     6,111
                              ------------  -----------   ---------  --------
     Total expenses. . . . . .     594,834      811,707   1,315,433 1,521,317
                              ------------  -----------   --------- ---------
  Operating loss
   before income taxes            (499,501)    (583,326)(1,072,944)(1,026,612)
   Income tax (provision)
    benefit (Note 5)               (30,534)     199,147    168,347    353,277
                               ------------ ----------- ----------  ---------
Net operating loss . . . . . .    (530,035)    (384,179)  (904,597)  (673,335)

Net realized gain (loss) on investments:
  Realized gain (loss) on sale
  of investments. . . . . . . .    168,030     (226,727)   791,138   (162,307)
                               -----------  ------------  --------   ---------
Total realized gain (loss)         168,030     (226,727)   791,138   (162,307)
Income tax (provision)
 benefit (Note 5)                  (58,810)      79,354   (276,898)    56,807
                               ------------ -----------  ----------   --------
Net realized gain (loss)
on investments                     109,220     (147,373)   514,240   (105,500)
                              ------------  ------------ ----------  ---------
Net realized loss. . . . . . .    (420,815)    (531,552)  (390,357)  (778,835)
                              ------------  ------------  ---------  ---------
Net (decrease) increase in unrealized appreciation on investments:
  Increase as a result
    of investments sales . . . .         0        2,005          0      2,005
  Decrease as a result
    of investments sales . . . .         0            0  (1,764,909)        0
  Increase on investments held . 1,430,872    2,574,066   2,845,226 3,771,035
  Decrease on investments held .(5,420,882)    (937,004) (7,674,552) (910,779)
                               ------------ ------------ ----------- ----------
     Change in unrealized appreciation
     on investments. . . . . . .(3,990,010)   1,639,067  (6,594,235)2,862,261
  Income tax benefit (provision)
   (Note 5)                      1,384,519     (573,673)  2,295,998(1,001,791)
                               ------------ ------------ ---------- ----------
  Net (decrease) increase
   in unrealized appreciation
    on investments              (2,605,491)   1,065,394  (4,298,237)1,860,470
                               ------------ ------------ ---------- ----------
Net (decrease) increase in net assets from operations:

  Total. . . . . . . . . . .  .$(3,026,306)   $ 533,842 $(4,688,594)$1,081,635
                               ============  ========== =========== ==========
  Per outstanding share. . . . $     (0.29)  $     0.05 $     (0.45)$     0.10
                               ============ =========== ============ ==========

   The accompanying notes are an integral part of these financial statements.
                                       5.



                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                          Six Months Ended   Six Months Ended
                                             June 30, 1997      June 30, 1996
Cash flows provided by (used in)
 operating activities:
   Net (decrease) increase in net assets
    resulting from operations  . . . . . . . . $(4,688,594)       $ 1,081,635
   Adjustments to reconcile (decrease)
    increase in net assets from operations
    to net cash used  in operating activities:
   Net realized and unrealized loss (gain)
    on investments. . . . . . . . . . . . . . .  5,803,097         (2,699,954)
   Deferred income taxes. . . . . . . . . . . . (2,187,447)         1,003,437
   Depreciation . . . . . . . . . . . . . . . .     30,000             28,687
   Other. . . . . . . . . . . . . . . . . . . .          0               (893)
   Changes in assets and liabilities:
   Receivable from brokers . . . .  . . . . . .          0            205,789
   Prepaid expenses. . . . . . . .  . . . . . .     41,952             35,018
   Interest receivable . . . . . .  . . . . . .     82,652             82,958
   Taxes receivable. . . . . . . .  . . . . . .          0           (411,730)
   Other assets. . . . . . . . . .  . . . . . .    104,581              8,648
   Accounts payable and
    accrued liabilities. . . . . .  . . . . . .     26,132             31,092
  Payable to brokers. . . . . . .   . . . . . .          0                  0
  Deferred rent . . . . . . . . . . . . . . . .     (4,626)            (4,627)
  Purchase of fixed assets. . . . . . . . . . .    (18,427)           (25,020)
                                               ------------      -------------
   Net cash used in operating activities  . . .   (810,680)          (664,960)

Cash provided by (used in) investing activities:
   Net sale of short-term investments
   and marketable securities . . . . . . . .  .  3,437,835          4,300,537
   Investment in private placements.  . . . . . (2,650,565)        (3,845,803)
                                              ------------       -------------
   Net cash provided by investing activities  .    787,270            454,734

Cash flows provided by financing activities:
   Proceeds from exercise of stock options .. .          0             87,500
                                              ------------       -------------
   Net cash provided by financing activities  .          0             87,500

Net decrease in cash and cash equivalents:

   Cash and cash equivalents
     at beginning of the period. . . . . . . .     155,440            364,354
   Cash and cash equivalents
     at end of the period. . . . . . . . . . .     132,030            241,628
                                              ------------       ------------
Net decrease in cash and cash equivalents. . . $   (23,410)       $  (122,726)
                                              ============       ============
Supplemental disclosures of cash flow information:
Income taxes paid. . . . . . . . . . . . . . . $     5,959        $     2,145
                                              ============       ============

   The accompanying notes are an integral part of these finanical statements.

                                      6.



                      STATEMENTS OF CHANGES IN NET ASSETS
                                  (Unaudited)

                             Three Months Three Months Six Months Six Months
                                    Ended        Ended      Ended      Ended
                                  6/30/97      6/30/96    6/30/97    6/30/96

Changes in net assets
  from operations:

   Net operating loss. . . . . $(530,035)  $  (384,179) $(904,597) $(673,335)
   Net realized gain (loss)
    on investments               109,220      (147,373)   514,240   (105,500)
   Net decrease in unrealized
     appreciation on investments
     as a result of sales. . .         0             0  (1,147,190)         0
   Net (decrease) increase in unrealized
     appreciation on
     investments held . . .  .(2,605,491)    1,065,394  (3,151,047) 1,860,470
                             ------------   ---------- ------------ ---------
   Net (decrease) increase in net
     assets resulting
      from operations . . . . (3,026,306)      533,842  (4,688,594) 1,081,635

Changes in net assets from
     capital stock transactions:

   Proceeds from exercise of
     stock options . . . . .           0          0             0      87,500
   Tax benefit of restricted
     stock award
     and common stock transactions     0          0             0      72,188
                                  ------ ----------  ------------ ------------
   Net increase in net assets
     resulting from capital
     stock transactions                0          0             0     159,688
                                  ------ ----------  ------------ ------------

Net (decrease) increase
   in net assets . . . . .  (3,026,306)     533,842   (4,688,594)   1,241,323

Net assets:

   Beginning of period. .   34,270,315   37,269,390   35,932,603   36,561,909
                          ------------ ------------ ------------ ------------
   End of period  . . . . $ 31,244,009 $ 37,803,232 $ 31,244,009 $ 37,803,232
                          ============ ============ ============ ============


  The accompanying notes are an integral part of these finanial statements.

                                     7.




                   SCHEDULE OF INVESTMENTS JUNE 30, 1997
                              (Unaudited)

                                    Method of         Shares/           Value
                                    Valuation (3)    Principal

 Investments in Unaffiliated Companies (9)(14)(15) --
   21.2% of total investments

 Publicly Traded Portfolio (common stock unless noted otherwise) --
   17.2% of total investments

    Oil and Gas Related
     CORDEX Petroleums Inc. (1)
       Argentine oil and gas exploration
             Class A Common Stock. . . . (C)         4,052,080      $ 324,223

    Biotechnology and Healthcare Related
     Alliance Pharmaceutical
      Corporation (1)(4). . . . . . .  . (C)            80,000        804,960
     Biosite Diagnostics, Inc. (1)(4). . (C)            80,000        750,000
     Cytyc Corp. (1)(4). . . . . . . . . (C)            10,000        271,250
     ENDOCare, Inc. (1)(2)(4). . . . . . (C)           150,000        562,500
     Fuisz Technologies, Ltd. (1)(4) . . (C)           125,000      1,109,375
     Keravision, Inc. (1)(4) . . . . . . (C)            45,000        410,625
     Magellan Health
      Services, Inc. (1)(4)(6) . . . . . (C)            20,000        590,000
     Zonagen, Inc. (1)(4). . . . . . . . (C)             7,500        164,062
                                                                 ------------
 Total Publicly Traded Portfolio (cost: $4,469,648). . . . . . . .$ 4,986,995


 Private Placement Portfolio (Illiquid) -- 4.0% of total investments

    Exponential Business Development Company (1)(2)(5)
      Venture capital partnership focused on early stage companies
      Limited partnership interest . . . (A)                  0      $ 25,000
    Micracor, Inc. (1)(2)
      Designs and manufactures  advanced solid
      state photonic systems
      Convertible Note . . . . . . . . . (D)          $ 103,000        37,000
    Princeton Video Image, Inc. (1)(2)(7)(8)
      Real time sports and entertainment advertising
      3.0% of fully diluted equity
      Common Stock . . . . . . . . . . . (B)          68,400
      Warrants at $2.25 expiring 8/25/97 (D)           6,700        1,110,674
                                                                  -----------
 Total Private Placement Portfolio (cost: $771,000). . . . . . . .$ 1,172,674
                                                                  -----------
 Total Investments in
    Unaffiliated Companies (cost: $5,240,648). . . . . . . . . . .$ 6,159,669
                                                                  -----------

         The accompanying notes are an integral part of this schedule.

                                   8.

                  SCHEDULE OF INVESTMENTS JUNE 30, 1997
                               (Unaudited)

                                     Method of        Shares/
                                   Valuation(3)     Principal           Value

 Private Placement Portfolio in Non-Controlled Affiliates
  (9)(15) (Illiquid) -- 37.5% of total investments

 Dynecology Incorporated (1)(2)(7) --
    Develops various environmental
    intellectual properties --
    Option expiring 12/16/98 to purchase at
    $15 per share 135,000 shares of
    Common Stock equaling 18.2%
    of fully diluted equity. . . . . . .(D)                       $    30,000
 Gel Sciences, Inc. (1)(2)(7) --
    Develops engineered response gels
    for controlled release systems --
    10.9% of fully diluted equity
    Warrants at $1.65
    expiring 02/01/00. . . . . . . . .  (D)             27,766
    Common Stock . . . . . . . . . . .  (D)            171,172
    Series A Preferred Stock . . . . .  (D)            135,178
    Series A-1 Preferred Stock . . . .  (D)             57,607
    Series B Convertible Preferred Stock(D)            397,409
    Series C Convertible Preferred Stock(D)            101,515
    Demand Promissory Note . . . . . .  (D)      $     216,000        764,908
 Genomica Corporation (1)(2)(7)(10) --
 Develops software
    that enables the study of complex
    genetic diseases --
    16.9% of fully diluted equity
    Common Stock . . . . . . . . . . .  (A)            199,800
    Series A Voting Convertible
    Preferred Stock. . . . . . . . . .  (A)          1,660,200      1,000,304
 Harber Brothers Productions, Inc.
    (1)(2)(7) -- Finances, produces
    and markets media products that combine
    entertainment, music, learning and
    interactivity --18.7% of fully diluted equity
    Series A Voting Convertible
    Preferred Stock  . . . . . . . . . .(D)            967,500              1
    Demand Promissory Note . . . . . . .(D)     $      250,000              1
 Highline Capital Management, LLC. (2) --
    Organizes and manages
    investment partnerships --
    24.9% of fully diluted equity. . . .(A)                           500,000
 Highline Offshore Advisors, LLC.
    (1)(2)(4)(7)  -- Organizes and manages
    offshore investment vehicles --
    24.9% of fully diluted equity. . . .(A)                           500,000
 Nanophase Technologies Corporation (1)(2)(7) --
    Manufactures and markets inorganic
    crystals of nanometric dimensions
    6.6% of fully diluted equity
    Series D Convertible Preferred Stock(B)          1,162,204      3,486,612
 NeuroMetrix, Inc. (1)(2)(7) -- Developing
    devices for: 1) diabetics to monitor
    their blood glucose and 2) detection
     of carpal tunnel syndrome
    30% of fully diluted equity
    Series A Convertible Preferred Stock(A)            125,000
    Series B Convertible Preferred Stock(A)            175,000        410,000
 PHZ Capital Partners Limited Partnership (1)(2)(5)
    Organizes and manages investment partnerships --
    20.0% of fully diluted equity
    Limited partnership interest . . . .(B)                         1,000,000
    One year 8% note due 9/22/97 . . . .(A)         $  500,000        500,000
 PureSpeech, Inc. (1)(2)(7) -- Develops and markets
    innovative speech recognition technology --
    8.3% of fully diluted equity
    Series A Convertible Preferred Stock(D)            476,190        187,120
    Convertible Promissory Note. . . . .(A)         $  243,980        243,980
 Questech Corporation (1)(2)(5)(11) --
    Manufactures and markets
    proprietary decorative tiles and signs --
    15.4% of fully diluted equity
    Common Stock . . . . . . . . . . . .(D)            565,792      2,263,168
    Warrants at $4.00 expiring 11/28/01.(A)            166,667            167
                                                                 ------------
 Total Private Placement Portfolio
    in Non-Controlled Affiliates (cost: $10,791,801) . . . . . . $ 10,886,261
                                                                 ------------

         The accompanying notes are an integral part of this schedule.
                                       9.


                    SCHEDULE OF INVESTMENTS JUNE 30, 1997
                                 (Unaudited)

                                         Method of       Shares/
                                         Valuation (3) Principal        Value

 Private Placement Portfolio in Controlled Affiliates
  (9)(15) (Illiquid) -- 13.5% of total investments

 BioSupplyNet, Inc. (1)(2)(7)(13) -- Expands commercially
    the print and World Wide Web product directories developed by
    Cold Spring Harbor Laboratory Press
    38.3% fully diluted equity
    Series A Voting Convertible
    Preferred Stock. . . . . . . . . . . . . (A)        775,000   $   775,000
 MultiTarget, Inc. (1)(2)(7) --
    Developing intellectual property
    related to localized treatment of cancer
    37.5% of fully diluted equity
    Series A Convertible Preferred Stock . . (A)         375,000      106,396
 NBX Corporation (1)(2)(7)(12) -- Exploits
    innovative distributed computing technology
    for use in small business telephone systems --
    25.7% of fully diluted equity
    Series A Convertible Preferred Stock . . (B)         500,000
    Series C Convertible Preferred Stock . . (B)         240,793    2,615,000
 nFX Corporation (1)(2) -- Develops
    neural-network software
    38.3% of fully diluted equity
    Series A Voting Convertible
    Preferred Stock. . . . . . . . . . . . . (D)       1,294,288
    Series B Non-Voting Convertible
    Preferred Stock. . . . . . . . . . . . . (D)         689,920      289,014
    Demand Promissory Note . . . . . . . . . (A)      $  145,000      145,000
                                                                 ------------
 Total Private Placement Portfolio
    in Controlled Affiliates (cost: $4,913,116). . . . . . . . .  $ 3,930,410

 U.S. Government Obligations -- 27.8% of total investments

 U.S. Treasury Note dated 03/01/93 due date
    02/28/98 -- 5.125% rate. . . . . . . . . (H)  $    5,000,000  $ 4,981,250
 U.S. Treasury Bill dated 01/09/97 due date
    07/10/97 -- 4.8% yield . . . . . . . . . (K)  $      360,000      358,118
 U.S. Treasury Bill dated 03/13/97 due date
    09/11/97 -- 5.1% yield . . . . . . . . . (K)  $    1,240,000    1,208,425
 U.S. Treasure Bill dated 11/14/96 due date
    11/13/97 -- 5.2% yield . . . . . . . . . (K)  $    1,590,000    1,534,183
                                                                 ------------
 Total Investments in U.S. Government Obligations
    (cost: $8,039,397) . . . . . . . . . . . . . . . . . . . . .  $ 8,081,976
                                                                 ------------
 Total Investments -- 100% (cost: $28,984,962) . . . . . . . . . $ 29,058,316
                                                                 ============

           The accompanying notes are an integral part of this schedule.

                                      10.

                   SCHEDULE OF INVESTMENTS JUNE 30, 1997
                                (Unaudited)


Notes to Schedule of Investments:

(1) Represents a non-income producing security. Equity investments that have not paid dividends within the last twelve months are considered to be non-income producing.
(2)  Legal restrictions on sale of investment.
(3) See Footnote to Schedule of Investments for a description of the Method of Valuation A to L.
(4) These investments were made during 1997. Accordingly, the amounts shown on the schedule represent the gross additions in 1997.
(5)  No activity occurred in these investments during the six months ended
     June 30, 1997.
(6)  Formerly named National Mentor Holding Corp., Magellan Health Services,
     Inc. was later acquired by Charter Medical Corporation, which subsequently changed its name to Magellan Health Services, Inc.
(7) These investments are development stage companies. A development stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either has not yet commenced its planned principal operations or has commenced such operations but has not realized significant revenue from them.
(8)  Formerly named Princeton Electronic Billboard, Inc.
(9)  Investments in unaffiliated companies consist of investments where
     Harris & Harris Group, Inc. (the "Company") owns less than 5 percent of the investee company. Investments in non-controlled affiliated companies consist of investments where the Company owns more than 5 percent but less than 25 percent of the investee company. Investments in controlled affiliate companies consist of investments where the Company owns more than 25 percent of the investee company.
(10) Genomica Corporation was cofounded by the Company, Cold Spring Harbor
     Laboratory and Falcon Technology Partners, LP. Mr. G. Morgan Browne serves on the Board of the Company and is Administrative Director of Cold Spring Harbor Laboratory.
(11) Formerly named Intaglio, Ltd.
(12) Formerly named PowerVoice Technologies, Inc.
(13) BioSupplyNet, Inc. was cofounded by the Company, Cold Spring Harbor
     Laboratory and other investors. Mr. G. Morgan Browne serves on the Board of Directors and is Administrative Director of Cold Spring Harbor
     Laboratory.
(14) The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $5,348,325. The gross unrealized appreciation based on tax cost for these securities is $1,102,510. The gross unrealized depreciation on the cost for these securities is $291,164.
(15) The percentage ownership of each investee disclosed in the Schedule of Investments expresses the potential common equity interest in each such investee. The calculated percentage represents the amount of issuer's common stock the Company owns or can acquire as a percentage of the issuer's total outstanding common stock plus common shares reserved for issued and outstanding warrants, convertible securities and stock option grants.




           The accompanying notes are an integral part of this schedule.
                                       11.


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

                                        12.

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

                                       13.

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

                                     14.

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





















                                   15.

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

                                     16.

     Reclassifications.  Certain reclassifications have been made to the June
30, 1996 and December 31, 1996 financial statements to conform to the June 30, 1997 presentation.

     Estimates by Management. The preparation of the financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 1997 and December 31,1996 and the reported amounts of revenues and expenses for the three and six months ended June 30, 1997 and June 30, 1996. Actual results could differ from these estimates.


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

     The Company accounts for the 1988 Plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the 1988 Plan been determined consistent with the fair value method required by FASB Statement No. 123 ("FASB No. 123"), the Company's net realized loss and net asset value per share would have been reduced to the following pro-forma amounts:

                                    17.

                        Three Months Three Months  Six Months   Six Months
                               Ended        Ended       Ended        Ended
                             6/30/97      6/30/96     6/30/97      6/30/97
Net realized loss:

As Reported             $  (420,815)   $  (531,552)   $(390,357) $  (778,835)
Pro Forma               $  (526,580)   $  (643,214)   $(601,888) $(1,002,159)

Net Asset Value per share:

As Reported             $      2.99   $       3.64    $    2.99  $      3.64
Pro Forma               $      2.98   $       3.63    $    2.97  $      3.62


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                       June 30, 1997  June 30, 1996
               Stock volatility                 0.60           0.61
               Risk-free interest rate          6.3%           6.3%
               Option term in years               7               7
              Stock dividend yield               --              --

     Because the FASB No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost and related impact on net realized loss and net asset value per share may not be representative of that value to be expected in future years.

     The Company may grant options for up to 2,088,536 shares under the 1988 Plan. The Company has granted options on 1,130,000 shares and 237,605 warrants through June 30, 1997. Under the 1988 Plan, the option exercise price equals the stock's market price on date of grant. The options granted vest over a five-year period and expire after 10 years.












                                   18.





     A summary of the status of the Company's 1988 Plan at June 30, 1997 and 1996 and changes during the six months then ended is presented in the table and narrative below:

                                 June 30, 1997                June 30, 1996

                              Shares           Weighted    Shares    Weighted
                                                Average               Average
                              -----------------------------------------------
                                               Exercise              Exercise
                                                  Price                 Price


Outstanding at beginning
of the period               1,080,000             $4.58  1,050,000      $4.44


Granted                       320,000             $3.94     80,000      $6.39


Exercised                       -                   -       50,000      $1.75


Forfeited                    270,000              $5.34        -         -


Expired                         -                    -          -         -


Outstanding at end of period 1,130,000            $4.22  1,080,000      $4.71


Exercisable at end of period   357,000            $3.19    326,812      $2.94


Weighted average fair
value of options granted                          $2.50                 $4.09


     The range of exercise prices for the outstanding options as of June 30, 1997:


      Options               Exercise Price           Remaining Life (Years)


       8,000                 $1.1875                          4.50
     150,000                 $1.6250                          2.10
      50,000                 $3.0000                          5.10
      50,000                 $3.7500                          4.70
     410,000                 $5.3750                          8.25
       2,000                 $5.7500                          8.60
      60,000                 $6.1875                          8.80
      20,000                 $7.0000                          9.10
      80,000                 $3.6250                          9.60
     300,000                 $3.8750                          9.80


     As of June 30, 1997, there were outstanding warrants to purchase 237,605 shares of common stock at a price of $2.0641 per share expiring in 1999.


NOTE 4.  EMPLOYEE BENEFITS

     As of August 15, 1990, the Company entered into a non-competition, employment and severance contract with its Chairman, Charles E. Harris, pursuant to which he is to receive compensation in the form of salary and other benefits.
                                     19.

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

     On June 30, 1994, the Company adopted a plan to provide medical and health coverage for retirees, their spouses and dependents who, at the time of their retirement, have ten years of service with the Company and have attained
50 years of age or have attained 45 years of age and have 15 years of service with the Company. On February 10, 1997, the Company amended this plan to include employees who "have seven full years of service and have attained 58 years of age." The coverage is secondary to any government provided or subsequent employer provided health insurance plans. Based upon actuarial estimates, the Company provided an original reserve of $176,520 that was charged to operations for the period ending June 30, 1994. As of June 30, 1997, the Company had a reserve of $232,415 for the plan.


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

     For the three and six months ended June 30, 1997 and 1996, the Company's income tax (benefit) provision was allocated as follows:


                            Three Months  Three Months Six Months  Six Months
                                   Ended         Ended      Ended       Ended
                                 6/30/97       6/30/96    6/30/97     6/30/96

Investment operations. . $        30,534 $   (199,147)  $(168,347)$  (353,277)
Realized gain (loss)
  on investments . . . . . .      58,810      (79,354)    276,898     (56,807)
(Decrease) increase
  in unrealized appreciation
  on investments . . . . . .  (1,384,519)     573,673  (2,295,998)  1,001,791
                             ------------  ---------- ------------ ----------
Total income tax
  (benefit) provision. . . . $(1,295,175) $  295,172  $(2,187,447)$   591,707
                             ===========   ========== =========== ===========

    The above tax (benefit) provision consists of the following:

Current -- Federal . . . . .  $   (16,197) $ (277,136) $        0 $ (411,729)
Deferred -- Federal. . . . . . (1,278,978)    572,308  (2,187,447) 1,003,436
Total income tax
   (benefit) provision . . .  $(1,295,175)  $ 295,172 $(2,187,447) $ 591,707

    The Company's deferred tax (asset) liability at June 30, 1997 and December 31, 1996 consists of the following:

                                             June 30, 1997 December 31, 1996

Unrealized appreciation on investments     $             0     $   2,295,998
Medical retirement benefits                        (72,320)          (72,320)
Other                                              (30,181)          (36,231)
Net operating loss                                (101,955)                0
Valuation allowance                                204,456                 0
                                              ------------      ------------
Net deferred income tax (asset) liability  $             0     $   2,187,447
                                           ===============     =============
    The exercise of nonqualified stock options and certain warrants give rise to compensation which is includable in the taxable income of recipients and deductible by the Company for federal and state income tax purposes.
Compensation resulting from increases in the fair market value of the
Company's common stock subsequent to the date of grant of the applicable exercised stock options and warrants is not recognized, in accordance with
Accounting Principles Board Opinion No.25, as an expense for financial accounting purposes.


NOTE 6.  COMMITMENTS AND CONTINGENCIES

         During 1993, the Company signed a ten-year lease with sublet provisions for office space. In 1995, this lease was amended to include additional office space. Rent expense under this lease was $33,219 and $39,498 for the three months ended June 30, 1997 and 1996, and $72,716 and $77,844 for the six months ended June 30, 1997 and 1996, respectively.
Future minimum lease payments in each of the following years are:
1998 -- $168,768; 1999 -- $176,030; 2000 -- $178,561; 2001 -- $178,561;
2002 -- $178,561; thereafter $101,946.

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

                                21.

         The Company contributed to MIT securities with a cost basis of $3,280, $20,000 and $20,000 in 1993, 1994, and 1995 respectively. These contributions will be applied to the MIT Pledge at their market value at the time the shares become publicly traded or otherwise monetized in a commercial transaction and are free from restriction as to sale by MIT.

         At June 30, 1997, the Company would have to fund additional cash and/or property that would have to be valued at a total of $756,720 by December 1998,in order for the Senior Professorship to become permanent.

         In January 1997, the Company signed loan agreements with two of its investee companies for up to $750,000. As of June 30, 1997, the Company had loaned $395,000 to the investee companies. In addition, the Company has guaranteed a bonus of up to $100,000 to the key employees of one of its investee companies.

         In June 1997, the Company agreed to provide one of its investee companies a $450,000 revolving line of credit. The purpose of this line of credit, which will be secured by accounts receivable, is to provide for seasonal cash flow. To the extent that this line of credit is utilized, the Company will also receive warrants to purchase common stock.











                                    22.
Item 7.  Management's Discussion and Analysis of Financial Condition and
Results of Operations

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

Financial Condition

   The Company's total assets and net assets were, respectively, $31,700,755 and $31,244,009 at June 30, 1997, versus $38,555,290 and $35,932,603 at
December 31, 1996. Net asset value per share was $2.99 at June 30, 1997, versus $3.44 at December 31, 1996.

   The Company's financial condition is dependent on the success of its investments. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth or have no history of operations. At June 30, 1997, 50.4 percent of the Company's $31.7 million in total assets consisted of investments at fair value in private businesses, of which net unrealized appreciation was approximately
$0.1 million. At December 31, 1996, 48.8 percent of the Company's $39 million in total assets consisted of investments at fair value in private businesses, of which net unrealized appreciation was approximately $5 million before taxes.

      A summary of the Company's investment portfolio is as follows:

                                       June 30, 1997 December 31, 1996

Investments, at cost                   $  28,984,962     $  28,981,093
Unrealized appreciation                       73,354         6,667,589
                                       -------------     -------------
Investments, at fair value             $  29,058,316     $  35,648,682
                                       =============     =============

The accumulated unrealized appreciation on investments net of deferred taxes is $73,354 at June 30, 1997, versus $4,371,591 at December 31, 1996.

                                   23.

     Following an initial investment in a private company, the Company may make additional investments in such investee in order to: (1) increase its ownership percentage; (2) to exercise warrants or options that were acquired in a prior financing; (3) to preserve the Company's proportionate ownership in a subsequent financing; or (4) attempt to preserve or enhance the value of the Company's investment. Such additional investments are referred to as "follow-on" investments. There can be no assurance that the Company will make follow-on investments or have sufficient funds to make additional investments. The failure to make such follow-on investments could jeopardize the viability of the investee company and the Company's investment or could result in a missed opportunity for the Company to participate to a greater extent in an investee's successful operations. The Company attempts to maintain adequate liquid capital to make follow-on investments in its private investee portfolio companies. The Company may elect not to make a follow-on investment either because it does not want to increase its concentration of risk or because it prefers other opportunities, even though the follow-on investment opportunity appears attractive.

     The following table is a summary of the cash investments made by the Company in its private placement portfolio during the six months ended June 30, 1997:

          Follow-on Investments:                      Amount
          BioSupplyNet, Inc.            $            200,000
          Highline Offshore Advisors, LLC.           500,000
          MultiTarget, Inc.                           45,585
          NBX Corporation                            850,000
                                        --------------------
               Sub-total                $          1,595,585

          Loans:
          nFX Corporation               $            145,000
          Gel Sciences, Inc.                         216,000
          Harber Brothers Productions, Inc.          250,000
          PureSpeech, Inc.                           243,980
                                        --------------------
               Sub-total                $            854,980

          Exercise of Warrants:
          NeuroMetrix, Inc              $            200,000
                                        --------------------
               Total                    $          2,650,565
                                        ====================

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

                                     24.

  The Company had interest income from fixed-income securities of $215,231 and $430,864 for the six months ended June 30, 1997 and 1996, respectively.
The decrease is a result of a decline in the balance of the Company's fixed-income portfolio. The Company also received dividends, consulting and administrative fees from certain portfolio companies which totaled $8,369 and $35,706 for the six months ended June 30, 1997 and 1996, respectively.

  Operating expenses were $1,315,433 and $1,521,317 for the six months ended June 30, 1997 and 1996, respectively. Most of the Company's operating expenses are related to employee and director compensation, office and rent expenses and consulting and professional fees (primarily legal and accounting fees).

  Net operating losses before taxes were $1,072,944 and $1,026,612 for the six months ended June 30, 1997 and 1996, respectively.

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

Realized Gains and Losses on Sales of Portfolio Securities:

  During the six months ended June 30, 1997, the Company sold various public securities realizing a net pre-tax gain of $791,138, of which $1,764,909 had been recognized in prior years, therefore, it decreased unrealized appreciation on investments. During the six months ended June 30, 1996, the Company sold various public securities realizing a net pre-tax loss of $162,307, of which a loss of $2,005 had been recognized in prior years.

  During the three months ended June 30, 1997, the Company sold various public securities realizing a net pre-tax gain of $168,030. During the three months ended June 30, 1996, the Company sold various public securities realizing a net pre-tax loss of $226,727.


Unrealized Appreciation and Depreciation of Portfolio Securities:

  Net unrealized appreciation on investments before taxes decreased, during the six months ended June 30, 1997, $6,594,235 from $6,667,589 to $73,354 owing primarily to decreased valuations in Gel Sciences, Inc., Harber Brothers
Productions, Inc., nFX Corporation, Princeton Video Image, Inc. and PureSpeech,
Inc., offset by the increased valuation in NBX Corporation and Nanophase
Technologies, Inc.

  Net unrealized appreciation on investments before taxes increased, during the six months ended June 30, 1996, $2,862,261 from $2,102,593, to $4,964,854 owing primarily to increased valuations for Princeton Video Image, Inc., PHZ
Capital Partners, Alliance Pharmaceutical Corp., Gel Sciences, Inc. and
Nanophase Technologies, Inc., offset by the decreased valuation of Micracor
Inc., Sonex International Corporation, Dynecology, Inc. and CORDEX Petroleums,
Inc.

  Net unrealized appreciation on investments before taxes decreased, during the three months ended June 30, 1997, $3,990,010 from $4,063,364 to $73,354 owing primarily to decreased valuations for Gel Sciences, Inc., nFX Corporation and Princeton Video Image, Inc., offset by an increased valuation in Nanophase
Technologies, Inc.

  Net unrealized appreciation on investments before taxes increased, during the three months ended June 30, 1996, $1,639,067, from $3,325,787 to $4,964,854, owing primarily to increased valuations for Gel Sciences, Inc. and Nanophase Technologies offset by the decreased valuation of Micracor Inc., Sonex International Corporation, Dynecology, Inc., Alliance Pharmaceutical
Corp., Magellan Health Services and CORDEX Petroleums, Inc.


  Liquidity and Capital Resources

  The Company reported total cash, receivables and marketable securities
(the primary measure of liquidity) at June 30, 1997 of $15,436,183 versus
$19,296,591 at December 31, 1996. Management believes that its cash, receivables and marketable securities provide the Company with sufficient liquidity for its operations.

Risks

  Pursuant to Section 64(b)(1) of the Investment Company Act of 1940, a
Business Development Company is required to describe the risk factors involved in an investment in the securities of such company inherent in the nature of the company's investment portfolio. There are significant risks inherent in the Company's venture capital business. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth and have not attained profitability or have no history of operations. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The
Company expects that some of its venture capital investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential. The Company has been risk seeking rather than risk averse in its approach to venture capital and other investments. Neither the Company's investments nor an investment in the Company is intended to constitute a balanced investment program. The Company does not currently pay or intend to pay cash dividends. The Company has in the past relied and continues to rely to a large extent upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses.
PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
       None

Item 2. Changes in Securities
       None

Item 3. Defaults Upon Senior Securities
       None

Item 4. Submission of Matters to a Vote of Security Holders

       On Tuesday July 29, 1997, Registrant held its Annual Meeting of
Shareholders for the following purposes: 1) to elect directors of the Company;
2) to ratify, confirm and approve the Board of Directors' selection of Arthur
Andersen LLP as the Company's independent public accountant for its fiscal year ending December 31,1997. All of the nominees at the July 29, 1997 Annual
Meeting were elected directors by an affirmative vote of at least 84.2 percent of the total shares outstanding. With respect to purpose number two, described as a proposal "to ratify, confirm and approve the Board of Directors' selection of Arthur Andersen LLP" as the Company's independent public accountant for its fiscal year ending December 31,1997, the affirmative votes cast were 88.0 percent the negative votes cast were 0.8 percent and those abstaining were 0.1 percent, effecting passage.

Item 5. Other Information
       None

Item 6. Exhibits and Reports on Form 8-K
       (a) See Exhibit Index for Exhibits to the Form 10-Q
       (b) None
EXHIBIT INDEX

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


Date: August 14, 1997
