Form 10-Q
period 1997-09-30
HARRIS & HARRIS GROUP INC /NY/
filed 1997-11-14
CIK 893739

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-Q

                                (Mark One)
_ X__QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1997
                                    or

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to ________________

                  Commission File Number__________0-11576__________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.01 per share, outstanding on October 29, 1997 was 10,584,971.



                      Harris & Harris Group, Inc.
                     Form 10-Q, September 30, 1997


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

Financial Condition. . . . . . . . . . . . . . . . . . . . . 23

Results of Operations. . . . . . . . . . . . . . . . . . . . 25

Liquidity and Capital Resources. . . . . . . . . . . . . . . 26

Risks. . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

PART II  OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . 28
Item 2. Changes in Securities. . . . . . . . . . . . . . . . 28
Item 3. Defaults Upon Senior Securities. . . . . . . . . . . 28
Item 4. Submission of Matters to a Vote of Security Holders  28
Item 5. Other Information. . . . . . . . . . . . . . . . . . 28
Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . 28

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . 29
Signature. . . . . . . . . . . . . . . . . . . . . . . . . . 30

                    Harris & Harris Group, Inc.
                   Form 10-Q, September 30, 1997


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

      On September 25, 1997, the Company's Board of Directors approved a proposal to seek qualification in 1998 as a Regulated Investment Company ("RIC") under Sub-Chapter M of the Internal Revenue Code. As a RIC, the Company must distribute at least 90% of its taxable net investment income and may either distribute or retain its taxable net realized capital gains on investments. There can be no assurance that the Company will qualify as a RIC or that if it does qualify that it will continue to qualify.


               STATEMENTS OF ASSETS AND LIABILITIES
               ------------------------------------


                              ASSETS

                                          September 30, 1997 December 31, 1996
                                                 (Unaudited)         (Audited)
Investments, at value (See accompanying
  schedule of investments and notes) . . .      $ 29,049,614      $ 35,648,682
Cash and cash equivalents. . . . . . . . .           202,438           155,440
Interest receivable. . . . . . . . . . . .            74,602           198,342
Taxes receivable (Note 5). . . . . . . . .         2,506,512         2,119,492
Receivable from brokers. . . . . . . . . .           557,606                 0
Prepaid expenses . . . . . . . . . . . . .            17,319            81,501
Other assets . . . . . . . . . . . . . . .           228,288           351,833
                                                ------------      ------------
Total assets . . . . . . . . . . . . . . .      $ 32,636,379      $ 38,555,290
                                                ============      ============


                        LIABILITIES & NET ASSETS

Accounts payable and accrued liabilities .      $    481,478      $    374,326
Deferred rent. . . . . . . . . . . . . . .            53,975            60,914
Deferred income tax liability (Note 5) . .           246,957         2,187,447
                                                ------------      ------------
Total liabilities. . . . . . . . . . . . .           782,410         2,622,687
Commitments and contingencies (Note 6)          ------------      ------------

Net assets . . . . . . . . . . . . . . . .      $ 31,853,969      $ 35,932,603
                                                ============      ============

Net assets are comprised of:
Preferred stock, $0.10 par value,
   2,000,000 shares authorized; none issued     $          0      $          0
Common stock, $0.01 par value, 25,000,000
   shares authorized; 10,442,682 issued
   and outstanding at 9/30/97 and 12/31/96           104,427           104,427
Additional paid in capital . . . . . . . .        15,850,576        15,850,576
Accumulated net realized income. . . . . .        15,066,154        15,606,009
Accumulated unrealized appreciation of
   investments, net of deferred tax
   liability of $390,502 at 9/30/97 and
   $2,295,998 at 12/31/96. . . . . . . . . . .       832,812         4,371,591
                                                ------------      ------------
Net assets . . . . . . . . . . . . . . . . . .  $ 31,853,969      $ 35,932,603
                                                ============      ============
Shares outstanding . . . . . . . . . . . . . .    10,442,682        10,442,682
                                                ------------      ------------
Net asset value per outstanding share. . . . .  $       3.05      $       3.44
                                                ============      ============

   The accompanying notes are an integral part of these financial statements.

                        STATEMENTS OF OPERATIONS
                                (Unaudited)
                        ------------------------
                                  Three        Three         Nine         Nine
                                 Months       Months       Months       Months
                                  Ended        Ended        Ended        Ended
                              Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
                                   1997         1996         1997         1996
Investment income:
  Interest from:
    Fixed-income securities $   147,099  $   194,570  $   362,330  $   625,434
    Affiliated companies. .      11,111        9,556       30,000       29,667
  Dividend Income --
    Unaffiliated Companies            0            0            0        8,024
  Other income. . . . . . .      10,000       13,440       18,369       49,146
                            -----------  -----------  -----------  -----------
    Total investment income     168,210      217,566      410,699      712,271

Expenses:
  Salaries and benefits . .     442,888      367,772    1,229,131    1,152,078
  Administration and
    operations. . . . . . .      77,800      130,061      303,576      384,379
  Professional fees . . . .      47,071      132,208      189,900      475,188
  Directors' fees and
    expenses. . . . . . . .      36,577       20,132       87,303       47,203
  Rent. . . . . . . . . . .      28,846       41,784      101,562      119,628
  Depreciation. . . . . . .      15,000       14,500       45,000       43,187
  Custodian fees. . . . . .       5,039        2,929       12,182        9,040
  Restructuring expenses. .     100,000            0      100,000            0
                            -----------  -----------  -----------  -----------
     Total expenses . . . .     753,221      709,386    2,068,654    2,230,703
                            -----------  -----------  -----------  -----------
  Operating loss before
    income taxes. . . . . .    (585,011)    (491,820)  (1,657,955)  (1,518,432)
  Income tax benefit (Note 5)   497,297      171,181      665,644      524,458
                            -----------  -----------  -----------  -----------

Net operating loss. . . . .     (87,714)    (320,639)    (992,311)    (993,974)

Net realized (loss) gain
  on investments:
  Realized (loss) gain on
    sale of investments         (95,052)     (51,277)     696,086     (213,584)
                            -----------  -----------  -----------  -----------
     Total realized
       (loss) gain              (95,052)     (51,277)     696,086     (213,584)
  Income tax benefit
    (provision) (Note 5)         33,268       17,947     (243,630)      74,754
                            -----------  -----------  -----------  -----------
  Net realized (loss)
    gain on investments         (61,784)     (33,330)     452,456     (138,830)
                            -----------  -----------  -----------  -----------

Net realized loss. . . .       (149,498)    (353,969)    (539,855)  (1,132,804)

Net increase (decrease)
 in unrealized appreciation
 on investments:
  Increase as a result
    of investments sales         102,314      37,831            0            0
  Decrease as a result
    of investments sales        (391,084)          0   (1,730,910)           0
  Increase on investments
    held . . . . . . . .       2,391,856      93,404    4,770,561    3,885,217
  Decrease on investments
    held . . . . . . . .        (953,126)   (518,112)  (8,483,926)  (1,409,833)
                             -----------  ----------  -----------  -----------
     Change in unrealized
       appreciation on
       investments . . .       1,149,960    (386,877)  (5,444,275)   2,475,384
  Income tax (provision)
    benefit (Note 5)            (390,502)    135,406    1,905,496     (866,385)
                             -----------  ----------  -----------  -----------
  Net increase (decrease)
    in unrealized
    appreciation on
    investments. . . . .         759,458    (251,471)  (3,538,779)   1,608,999
                             -----------  ----------  -----------  -----------

Net increase (decrease)
  in net assets from
  operations:

  Total. . . . . . . . .     $   609,960 $  (605,440) $(4,078,634) $   476,195
                             =========== ===========  ===========  ===========

  Per outstanding share      $      0.06 $     (0.06) $     (0.39) $      0.05
                             =========== ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                       STATEMENTS OF CASH FLOWS
                             (Unaudited)
                       -----------------------

                                          Nine Months Ended  Nine Months Ended
                                         September 30, 1997 September 30, 1996

Cash flows (used in) provided by
  operating activities:
   Net (decrease) increase in net assets
     resulting from operations . . . . .       $ (4,078,634)      $    476,195
   Adjustments to reconcile (decrease)
     increase in net assets from operations
     to net cash used  in operating activities:
       Net realized and unrealized loss (gain)
         on investments. . . . . . . . .          4,748,189         (2,261,800)
       Deferred income taxes . . . . . .         (1,940,490)           867,442
       Depreciation. . . . . . . . . . .             45,000             43,187
       Other . . . . . . . . . . . . . .                  0             (1,893)
   Changes in assets and liabilities:
       Receivable from brokers . . . . .           (557,606)           205,789
       Prepaid expenses. . . . . . . . .             64,182             58,288
       Interest receivable . . . . . . .            123,740            239,286
       Taxes receivable. . . . . . . . .           (387,020)          (600,271)
       Other assets. . . . . . . . . . .            102,162             (4,292)
       Accounts payable and accrued
         liabilities . . . . . . . . . .            107,152            (21,664)
       Deferred rent . . . . . . . . . .             (6,939)             3,341
       Purchase of fixed assets. . . . .            (23,618)           (32,815)
                                                -----------        -----------
   Net cash used in operating activities         (1,803,882)        (1,029,207)

Cash flows provided by (used in)
 investing activities:
   Net sale of short-term investments
     and marketable securities . . . . .          5,011,522          5,156,883
   Investment in private placements. . .         (3,160,642)        (4,406,614)
                                                -----------        -----------
   Net cash provided by investing activities      1,850,880            750,269

Cash flows provided by financing activities:
   Proceeds from exercise of stock options                0             87,500
                                                -----------        -----------
   Net cash provided by financing activities              0             87,500

Net increase (decrease) in cash and cash equivalents:

   Cash and cash equivalents at
     beginning of the period . . . . . .            155,440            364,354
   Cash and cash equivalents at
     end of the period . . . . . . . . .            202,438            172,916
                                                -----------        -----------

Net increase (decrease) in cash
  and cash equivalents . . . . . . . . .       $     46,998       $   (191,438)
                                               ============       ============
Supplemental disclosures of cash flow information:
Income taxes paid. . . . . . . . . . . .       $      5,959       $     57,234
                                               ============       ============

   The accompanying notes are an integral part of these financial statements.
                                      6

                     STATEMENTS OF CHANGES IN NET ASSETS
                               (Unaudited)
                     -----------------------------------
                             Three         Three          Nine            Nine
                            Months        Months        Months          Months
                             Ended         Ended         Ended           Ended
                         Sept. 30,     Sept. 30,     Sept. 30,       Sept. 30,
                              1997          1996          1997            1996

Changes in net assets from operations:

   Net operating loss $    (87,714) $   (320,639) $   (992,311)   $   (993,974)
   Net realized (loss)
    gain on investments    (61,784)      (33,330)      452,456        (138,830)
   Net (decrease) increase
    in unrealized
    appreciation on
    investments as a
    result of sales. .    (190,710)       24,590    (1,125,092)              0
   Net increase (decrease)
    in unrealized
    appreciation on
    investments held       950,168      (276,061)   (2,413,687)      1,608,999
                      ------------  ------------  ------------    ------------

   Net increase
    (decrease) in net
    assets resulting
    from operations        609,960      (605,440)   (4,078,634)        476,195

Changes in net assets from
  capital stock transactions:

   Proceeds from exercise of
     stock options               0             0             0          87,500
   Tax benefit of restricted
     stock award and common
     stock transactions          0             0             0          72,188
                      ------------  ------------  ------------    ------------

   Net increase in net
     assets resulting
     from capital stock
     transactions                0             0             0         159,688
                      ------------  ------------  ------------    ------------

Net increase (decrease)
  in net assets . . .      609,960      (605,440)   (4,078,634)        635,883


Net assets:

  Beginning of period   31,244,009    37,803,232    35,932,603      36,561,909
                      ------------  ------------  ------------    ------------
  End of period       $ 31,853,969  $ 37,197,792  $ 31,853,969    $ 37,197,792
                      ============  ============  ============    ============

   The accompanying notes are an integral part of these financial statements.

                  SCHEDULE OF INVESTMENTS SEPTEMBER 30, 1997
                               (Unaudited)
                  ------------------------------------------

                                           Method of     Shares/
                                        Valuation (3)  Principal         Value

Investments in Unaffiliated
 Companies (8)(13)(14) --
 12.0% of total investments

Publicly Traded Portfolio
 (Common stock unless noted
 otherwise) -- 8.6% of total
 investments

   Oil and Gas Related
     CORDEX Petroleums Inc. (1)
       Argentine and Chilean
        oil and gas exploration
       Class A Common Stock. . . . . . . . . (C)       4,052,080  $    189,865

   Biotechnology and Healthcare Related
     Fuisz Technologies, Ltd. (1)(4) . . . . (C)         125,000     1,765,625
     PharmaPrint, Inc. (1)(4)  . . . . . . . (C)          20,000       270,000
     Zonagen, Inc. (1)(4). . . . . . . . . . (C)           7,500       270,000
                                                                  ------------

 Total Publicly Traded Portfolio (cost: $1,673,212). . . . . . .  $  2,495,490


 Private Placement Portfolio (Illiquid) -- 3.4% of total investments

     Exponential Business Development
      Company (1)(2)(5)
       Venture capital partnership
         focused on early stage companies
       Limited partnership interest . . . . . (A)              --  $    25,000
     Princeton Video Image, Inc. (1)(2)(6)(7)
       Real time sports and entertainment
         advertising 2.8% of fully diluted equity
       Common Stock . . . . . . . . . . . . . (D)         150,200      976,300
                                                                  ------------
 Total Private Placement Portfolio (cost: $683,075). . . . . . .  $  1,001,300
                                                                  ------------
 Total Investments in
   Unaffiliated Companies (cost: $2,356,287). . . . . . . . . . . $  3,496,790
                                                                  ------------

      The accompanying notes are an integral part of this schedule.

                  SCHEDULE OF INVESTMENTS SEPTEMBER 30, 1997
                                (Unaudited)
                  ------------------------------------------

                                             Method of    Shares/
                                          Valuation (3) Principal        Value

Private Placement Portfolio in
  Non-Controlled Affiliates (8)(14)
  (Illiquid) -- 51.5% of total investments
Dynecology Incorporated (1)(2)(6) --
  Develops various environmental
  intellectual properties -- Option
  expiring 12/16/98 to purchase
  at $15 per share 135,000 shares of
  Common Stock equaling 18.2% of
  fully diluted equity. . . . . . . . . . . . . (D)          --   $     25,000
Gel Sciences, Inc. (1)(2)(6) --
  Develops engineered response gels
  for controlled release systems --
  10.9% of fully diluted equity
  Warrants at $1.65 expiring 02/01/00 . . . . . (D)       27,766
  Common Stock. . . . . . . . . . . . . . . . . (D)      171,172
  Series A Preferred Stock. . . . . . . . . . . (D)      135,178
  Series A-1 Preferred Stock. . . . . . . . . . (D)       57,607
  Series B Convertible Preferred Stock. . . . . (D)      397,409
  Series C Convertible Preferred Stock. . . . . (D)      101,515
  Demand Promissory Note. . . . . . . . . . . . (A)  $   316,000       696,000
Genomica Corporation (1)(2)(6)(9) --
  Develops software that enables
  the study of complex genetic diseases --
  11.0% of fully diluted equity
  Common Stock. . . . . . . . . . . . . . . . . (A)      199,800
  Series A Voting Convertible Preferred Stock . (A)    1,660,200     1,000,304
Harber Brothers Productions, Inc. (1)(2)(6) --
  Finances, produces and markets media
  products that combine entertainment,
  music, learning and interactivity --
  18.7% of fully diluted equity
  Series A Voting Convertible Preferred Stock   (D)      967,500             1
  Demand Promissory Note. . . . . . . . . . . . (D)  $   250,000             1
Highline Capital Management, LLC. (2)(5) --
  Organizes and manages investment
  partnerships -- 24.9% of fully
  diluted equity. . . . . . . . . . . . . . . . (A)        --          500,000
Highline Offshore Advisors, LLC. (1)(2)(4)(6) --
  Organizes and manages offshore
  investment vehicles -- 24.9% of fully
  diluted equity. . . . . . . . . . . . . . . . (A)        --          500,000
NBX Corporation (1)(2)(6)(11) -- Exploits
  innovative distributed computing
  technology for use in small business
  telephone systems -- 15.4% of fully diluted equity
  Series A Convertible Preferred Stock. . . . . (B)      500,000
  Series C Convertible Preferred Stock. . . . . (B)      240,793
  Series D Convertible Preferred Stock. . . . . (B)       59,965     4,540,298
Nanophase Technologies Corporation (1)(2)(6) --
  Manufactures and markets inorganic
  crystals of nanometric dimensions
  6.4% of fully diluted equity
  Series D Convertible Preferred Stock. . . . . (B)    1,162,204     3,486,612
PHZ Capital Partners Limited Partnership (2)(5)
  -- Organizes and manages investment
  partnerships -- 20.0% of fully diluted equity
  Limited partnership interest. . . . . . . . . (B)                  1,000,000
  One year 8% note due 9/22/98. . . . . . . . . (A) $    500,000       500,000
PureSpeech, Inc. (1)(2)(6) -- Develops and
  markets innovative speech recognition
  technology -- 8.3% of fully diluted equity
  Series A Voting Convertible Preferred Stock   (D)      476,190       187,120
  Convertible Promissory Note . . . . . . . . . (A) $    243,980       243,980
Questech Corporation (1)(2)(5)(6)(10) --
  Manufactures and markets proprietary
  decorative tiles and signs -- 15.4% of
  fully diluted equity
  Common Stock. . . . . . . . . . . . . . . . . (D)      565,792     2,263,168
  Warrants at $4.00 expiring 11/28/01 . . . . . (A)      166,667           167
                                                                  ------------
Total Private Placement Portfolio in
  Non-Controlled Affiliates (cost: $12,171,802) . . . . . . .     $ 14,942,651
                                                                  ------------

     The accompanying notes are an integral part of this schedule.

                 SCHEDULE OF INVESTMENTS SEPTEMBER 30, 1997
                              (Unaudited)
                 ------------------------------------------
                                             Method of    Shares/
                                          Valuation (3) Principal        Value

Private Placement Portfolio in Controlled
  Affiliates (8)(14) (Illiquid) -- 4.4% of total investments

BioSupplyNet, Inc. (1)(2)(6)(12) --
  Expands commercially the print and
  World Wide Web product directories
  developed by Cold Spring Harbor
  Laboratory Press
  38.3% fully diluted equity
  Series A Convertible Preferred Stock. . . . . (A)       775,000 $    775,000
MultiTarget, Inc. (1)(2)(6) -- Developing
  intellectual property related to localized
  treatment of cancer
  37.5% of fully diluted equity
  Series A Convertible Preferred Stock. . . . . (D)       375,000            0
NeuroMetrix, Inc. (1)(2)(6) -- Developing
  devices for: 1) diabetics to monitor their
  blood glucose and 2) detection of carpal tunnel
  syndrome -- 30.0% of fully diluted equity
  Series A Convertible Preferred Stock. . . . . (A)       175,000
  Series B Convertible Preferred Stock. . . . . (A)       125,000      410,000
nFX Corporation (1)(2) -- Develops neural-network
  software 38.3% of fully diluted equity
  Series A Voting Convertible Preferred Stock   (D)     1,294,288
  Series B Non-Voting Convertible
    Preferred Stock . . . . . . . . . . . . . . (D)       689,920
  Demand Promissory Note. . . . . . . . . . . . (D) $     200,000      100,000
                                                                  ------------
Total Private Placement Portfolio
  in Controlled Affiliates (cost: $4,028,116). . . . . . . . . .  $  1,285,000
                                                                  ------------
U.S. Government Obligations -- 32.1% of total investments

U.S. Treasury Note dated 03/01/93 due date
    02/28/98 -- 5.125% rate . . . . . . . . . . (H) $   5,000,000 $  4,993,750
U.S. Treasury Bill dated 04/10/97 due date
    10/09/97 -- 5.1% yield. . . . . . . . . . . (K) $     400,000      396,432
U.S. Treasury Bill dated 11/14/96 due date
    11/13/97 -- 5.5% yield. . . . . . . . . . . (K) $   1,590,000    1,534,183
U.S. Treasury Bill dated 05/22/97 due date
    11/20/97 -- 4.9% yield. . . . . . . . . . . (K) $     600,000      595,280
U.S. Treasury Bill dated 05/29/97 due date
    11/28/97 -- 4.8% yield. . . . . . . . . . . (K) $     525,000      520,922
U.S. Treasury Bill dated 12/12/96 due date
    12/11/97 -- 5.0% yield. . . . . . . . . . . (K) $   1,300,000    1,284,606
                                                                  ------------
Total Investments in U.S. Government Obligations
    (cost: $9,270,095) . . . . . . . . . . . . . . . . . . . . .  $  9,325,173
                                                                  ------------
Total Investments -- 100% (cost: $27,826,300). . . . . . . . . .  $ 29,049,614
                                                                  ============


       The accompanying notes are an integral part of this schedule.

              SCHEDULE OF INVESTMENTS SEPTEMBER 30, 1997
                               (Unaudited)
              ------------------------------------------

Notes to Schedule of Investments:

(1) Represents a non-income producing security. Equity investments that have not paid dividends within the last twelve months are considered to be non-income producing.
(2)  Legal restrictions on sale of investment.
(3) See Footnote to Schedule of Investments for a description of the Method of Valuation A to L.
(4) These investments were made during 1997. Accordingly, the amounts shown on the schedule represent the gross additions in 1997.
(5) No activity (either sales/purchases of securities or changes in valuation) occurred in these investments during the nine months ended September 30, 1997.
(6) These investments are development stage companies. A development stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either has not yet commenced its planned principal operations or has commenced such operations but has not realized significant revenue from them.
(7)  Formerly named Princeton Electronic Billboard, Inc.
(8) Investments in unaffiliated companies consist of investments where Harris & Harris Group, Inc. (the "Company") owns less than 5 percent of the investee company. Investments in non-controlled affiliated companies consist of investments where the Company owns more than 5 percent but less than 25 percent of the investee company. Investments in controlled affiliated companies consist of investments where the Company owns more than 25 percent of the investee company.
(9) Genomica Corporation was cofounded by the Company, Cold Spring Harbor Laboratory and Falcon Technology Partners, LP. Mr. G. Morgan Browne serves on the Board of the Company and is Administrative Director of Cold Spring Harbor Laboratory.
(10) Formerly named Intaglio, Ltd.
(11) Formerly named PowerVoice Technologies, Inc.
(12) BioSupplyNet, Inc. was cofounded by the Company, Cold Spring Harbor Laboratory and other investors. Mr. G. Morgan Browne serves on the Board of Directors and is Administrative Director of Cold Spring Harbor Laboratory.
(13) The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $2,463,964. The gross unrealized appreciation based on the tax cost for these securities is $1,341,037. The gross unrealized depreciation based on the tax cost for these securities is $308,211.
(14) The percentage ownership of each investee disclosed in the Schedule of Investments expresses the potential common equity interest in each such investee. The calculated percentage represents the amount of issuer's common stock the Company owns or can acquire as a percentage of the issuer's total outstanding common stock plus common shares reserved for issued and outstanding warrants, convertible securities and stock option grants.

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

                      NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)
                      -----------------------------

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

     On September 25, 1997, the Company's Board of Directors approved a proposal to seek qualification in 1998 as a Regulated Investment Company ("RIC") under Sub-Chapter M of the Internal Revenue Code. As a RIC, the Company must distribute at least 90% of its taxable net investment income and may either distribute or retain its taxable net realized capital gains on investments. There can be no assurance that the Company will qualify as a RIC or that if it does qualify it will continue to qualify.


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

     Reclassifications. Certain reclassifications have been made to the September 30, 1996 and December 31, 1996 financial statements to conform to the September 30, 1997 presentation.

     Estimates by Management. The preparation of the financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 1997 and December 31,1996 and the reported amounts of revenues and expenses for the three and nine months ended September 30, 1997 and September 30, 1996. Actual results could differ from these estimates.


NOTE 3.  STOCK OPTION PLAN AND WARRANTS OUTSTANDING

     On August 3, 1989, the shareholders of the Company approved the 1988 Long Term Incentive Compensation Plan. On June 30, 1994, the shareholders of the Company approved various amendments to the 1988 Long Term Incentive Compensation Plan: 1) to conform to the provisions of the Business Development Company regulations under the 1940 Act, which allow for the issuance of stock options toqualified participants; 2) to increase the reserved shares under the amended plan; 3) to call the plan the 1988 Stock Option Plan, as Amended and Restated (the "1988 Plan"); and 4) to make various other amendments. On October 20, 1995, the shareholders of the Company approved an amendment to the 1988 Plan authorizing automatic 20,000 share grants of non-qualified stock options to newly elected non-employee directors of the Company.

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

     The 1988 Plan provides for the issuance of incentive stock options and non-qualified stock options to eligible employees as determined by the Compensation Committee of the Board (the "Committee"), which is composed of four non-employee directors. The Committee also has the authority to construe and interpret the 1988 Plan, to establish rules for the administration of the 1988 Plan and, subject to certain limitations, to amend the terms and conditions of anyoutstanding awards. Options may be exercised for up to 10 years from the date of grant at prices not less than the fair market value of the Company's common stock at the date of grant. The 1988 Plan provides that payment by the optionee upon exercise of an option may be made using cash or Company stock held by the optionee.

     The Company accounts for the 1988 Plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the 1988 Plan been determined consistent with the fair value method required by FASB Statement No. 123 ("FASB No. 123"), the Company's net realized loss and net asset value per share would have been reduced to the following pro-forma amounts:

                     Three Months   Three Months    Nine Months    Nine Months
                            Ended          Ended          Ended          Ended
                   Sept. 30, 1997 Sept. 30, 1996 Sept. 30, 1997 Sept. 30, 1996

Net realized loss:

As Reported            $ (149,498)    $ (353,969)    $ (539,855)  $ (1,132,804)
Pro Forma              $ (255,264)    $ (454,783)    $ (857,152)  $ (1,435,246)

Net Asset Value per share:

As Reported            $     3.05     $     3.56     $     3.05   $       3.56
Pro Forma              $     3.04     $     3.55     $     3.02   $       3.52


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                         Sept. 30, 1997  Sept. 30, 1996

               Stock volatility                0.60           0.61
               Risk-free interest rate          6.3 %          6.3 %
               Option term in years               7              7
               Stock dividend yield              --             --


     Because the FASB No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro-forma compensation cost and related impact on net realized loss and net asset value per share may not be representative of that value to be expected in future years.

     The Company has granted options on 1,130,000 shares and 237,605 warrants through September 30, 1997.

     A summary of the status of the Company's 1988 Plan at September 30, 1997 and 1996 and changes during the nine months then ended is presented in the table and narrative below:

                                    September 30, 1997   September 30, 1996
                                    ------------------   ------------------
                                     Shares   Weighted    Shares   Weighted
                                              Average              Average
                                              --------             --------
                                              Exercise             Exercise
                                              Price                Price

Outstanding at beginning
  of the period                   1,080,000   $4.58    1,050,000   $4.44
Granted                             320,000   $3.94       80,000   $6.39
Exercised                              -        -         50,000   $1.75
Forfeited                           270,000   $5.34       64,000   $5.38
Expired                                -        -           -        -
Outstanding at end
  of period                       1,130,000   $4.22    1,016,000   $4.67
Exercisable at end
  of period                         439,000   $3.60      398,000   $3.38
Weighted average fair
  value of options granted                    $2.50                $4.09


     The range of exercise prices for the outstanding options as of September 30, 1997:


                        Options     Exercise Price    Remaining Life
                                                         (Years)

                          8,000       $1.1875            0.25
                        150,000       $1.6250            0.25
                         50,000       $3.0000            0.25
                         50,000       $3.7500            0.25
                        410,000       $5.3750            0.25
                          2,000       $5.7500            0.25
                         60,000       $6.1875            0.25
                         20,000       $7.0000            0.25
                         80,000       $3.6250            0.25
                        300,000       $3.8750            0.25


     The Company's 1988 Plan will be cancelled as of December 31, 1997, eliminating all stock options. Instead, as of January 1, 1998, the Company will implement an employee profit-sharing plan that provides for profit sharing equal to 20 percent of net after-tax income, with the exception of unrealized gains as of September 30, 1997, on which gains the Company will not pay employee profit-sharing.

     As of September 30, 1997, the Company's Chairman held outstanding warrants to purchase 237,605 shares of common stock at a price of $2.0641 per share, expiring in 1999. These warrants were exercised in October 1997.

NOTE 4.  EMPLOYEE BENEFITS

     As of August 15, 1990, the Company entered into a non-competition, employment and severance contract with its Chairman, Charles E. Harris, pursuant to which he is to receive compensation in the form of salary and other benefits. This contract was amended on June 30, 1992, January 3, 1993, June 30, 1994 and September 25, 1997. The term of the contract expires on December 31, 1999.

     Base salary is to be increased annually to reflect inflation and in addition may be increased by such amount as the Compensation Committee of the Board of Directors of the Company deems appropriate. In addition, Mr. Harris would be entitled, under certain circumstances, to receive severance pay under the employment and severance contracts.

     As of January 1, 1989, the Company adopted an employee benefits program covering substantially all employees of the Company under a 401(k) Plan and Trust Agreement. The Company's contribution to the plan is determined by the Compensation Committee during the fourth quarter.

     On June 30, 1994, the Company adopted a plan to provide medical and health coverage for retirees, their spouses and dependents who, at the time of retirement, have ten years of service with the Company and have attained 50 years of age or have attained 45 years of age and have 15 years of service with the Company. On February 10, 1997, the Company amended this plan to include employees who "have seven full years of service and have attained 58 years of age." The coverage is secondary to any government provided or subsequent employer provided health insurance plans. Based upon actuarial estimates, the Company provided an original reserve of $176,520 that was charged to operations for the period ending June 30, 1994. As of September 30, 1997, the Company had a reserve of $232,415 for the plan.


NOTE 5.  INCOME TAXES

     Prior to 1998, the Company had not elected tax treatment available to Regulated Investment Companies ("RIC") under Sub-Chapter M of the Internal Revenue Code. Accordingly, for federal and state income tax purposes, the Company is taxed at statutory corporate rates on its income, which enables the Company to offset any future net operating losses against prior years' net income. The Company may carry back operating losses against net income two years and carry forward such losses 20 years. In 1998, the Company will seek to qualify as a RIC. There can be no assurance that the Company will qualify as a RIC or that if it does qualify that it will continue to qualify.

     For the three and nine months ended September 30, 1997 and 1996, the Company's income tax (benefit) provision was allocated as follows:


                                     Three       Three        Nine        Nine
                                    Months      Months      Months      Months
                                     Ended       Ended       Ended       Ended
                                 Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,
                                      1997        1996        1997        1996

Investment operations. . . . . $  (497,297)$  (171,181)$  (665,644)$  (524,458)
Realized (loss) gain
  on investments . . . . . . .     (33,268)    (17,947)    243,630     (74,754)
Increase (decrease)
  in unrealized appreciation
  on investments . . . . . . .     390,502    (135,406) (1,905,496)    866,385
                               ----------- ----------- ----------- -----------
Total income tax
  (benefit) provision. . . . . $  (140,063)$  (324,534)$(2,327,510)$   267,173
                               =========== =========== =========== ===========

    The above tax (benefit) provision consists of the following:

Current -- Federal . . . . . . $  (387,020)$  (188,540)$  (387,020)$  (600,269)
Deferred -- Federal. . . . . .     246,957    (135,994) (1,940,490)    867,442
                               ----------- ----------- ----------- -----------
Total income tax
   (benefit) provision . . . . $  (140,063)$  (324,534)$(2,327,510)$   267,173
                               =========== =========== =========== ===========

    The Company's deferred tax liability at September 30, 1997 and December 31, 1996 consists of the following:

                                        September 30, 1997  December 31, 1996

Unrealized appreciation on investments         $   390,502        $ 2,295,998
Medical retirement benefits                        (81,345)           (72,320)
Other                                              (62,200)           (36,231)
                                               -----------        -----------
Net deferred income tax liability              $   246,957        $ 2,187,447
                                               ===========        ===========


    The income tax benefit for the three months and nine months ended September 30, 1997 includes a tax benefit of $88,934 realized as a result of the Company filing for a tax refund.

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

NOTE 6.  COMMITMENTS AND CONTINGENCIES

   During 1993, the Company signed a ten-year lease with sublet provisions for office space. In 1995, this lease was amended to include additional office space. Rent expense under this lease was $28,846 and $41,784 for the three months ended September 30, 1997 and 1996, and $101,562 and $119,628 for the nine months ended September 30, 1997 and 1996, respectively. Future minimum lease payments in each of the following years are: 1998 -- $168,768; 1999 -- $176,030; 2000 -- $178,561; 2001 -- $178,561; 2002 -- $178,561; thereafter
$101,946. Currently, the Company sublets part of its space to a company in which it has an investment.

   In December 1993, the Company and MIT announced the establishment by the Company of the Harris & Harris Group Senior Professorship at MIT. Prior to the arrangement for the establishment of this Professorship, the Company had made gifts of stock in start-up companies to MIT. These gifts, together with the contribution of $700,000 in cash in 1993, which was expensed by the Company in 1993, were used to establish this named chair. The Company contributed to MIT securities with a cost basis of $3,280, $20,000 and $20,000 in 1993, 1994, and 1995 respectively. These contributions will be applied to the MIT Pledge at their market value at the time the shares become publicly traded or otherwise monetized in a commercial transaction and are free from restriction as to sale by MIT. At September 30, 1997, the Company would have to fund additional cash and/or property that would have to be valued at a total of $756,720 by December 1998, in order for the Senior Professorship to become permanent.

   In January 1997, the Company signed a loan agreement with one of its investee companies for up to $500,000. As of September 30, 1997, the Company had loaned $200,000 to the investee company. In addition, the Company has guaranteed a bonus of up to $40,000 to the key employees of the investee company.

   In June 1997, the Company agreed to provide one of its investee companies with a $450,000 revolving line of credit. The purpose of this line of credit, which will be secured by accounts receivable, is to provide for seasonal cash flow. To the extent that this line of credit is utilized, the Company will also receive warrants to purchase common stock.

   In September 1997, the Company announced that the Board of Directors had voted to restructure the Company and become taxed as a RIC under Sub-Chapter M of the Internal Revenue Code. The Company will seek to qualify as a RIC in 1998. There can be no assurance that the Company will qualify as a RIC or that if it does qualify that it will continue to qualify.

   One of the requirements to qualify as a RIC is for the Company to pay to shareholders dividends, equal to at least the Company's cumulative realized earnings and profits ("E&P") as defined. The Company currently estimates that E&P as of the end of 1997 will be at least $7 million. Accordingly, the Company intends to pay cash dividends totaling approximately $7 million before year-end 1998.

   In October 1997, the Company purchased for $1.1 million a 12 percent Note of NeuroMetrix, Inc., due April 15, 1999, convertible into Preferred Stock that is convertible into Common Stock under certain circumstances at a price no higher than $5.50 per Common Share. If converted at $5.50 per share, Harris & Harris Group would own additional NeuroMetrix Preferred Stock convertible into 200,000 NeuroMetrix Common Shares.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement of Operations

 The Company accounts for its operations under Generally Accepted Accounting Principles for investment companies. On this basis, the principal measure of its financial performance is captioned "Net (decrease) increase in net assets from operations," which is the sum of three elements. The first element is "Net operating gain (loss)," which is the difference between the Company's income from interest, dividends, and fees and its operating expenses, net of applicable income tax benefits. The second element is "Net realized gain
(loss) on investments," which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, net of applicable income tax provisions (benefits). These two elements are combined in the Company's financial statements and reported as "Net realized gain
(loss)." The third element, "Net (decrease) increase in unrealized appreciation on investments," is the net change in the fair value of the Company's investment portfolio, net of increase (decrease) in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

  "Net realized gain (loss) on investments" and "Net (decrease) increase in unrealized appreciation on investments" are directly related. When a security is sold to realize a gain (loss), net unrealized appreciation decreases (increases) and net realized gain increases (decreases).

Financial Condition

  The Company's total assets and net assets were, respectively, $32,636,379 and $31,853,969 at September 30, 1997, versus $38,555,290 and $35,932,603 at
December 31, 1996. Net asset value per share was $3.05 at September 30, 1997, versus $3.44 at December 31, 1996.

  The Company's financial condition is dependent on the success of its investments. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth or have no history of operations. At September 30, 1997, 52.8 percent of the Company's $32.6 million in total assets consisted of investments at fair value in private businesses, of which net unrealized appreciation was approximately $0.3 million. At December 31, 1996, 48.8 percent of the Company's $39.0 million in total assets consisted of investments at fair value in private businesses, of which net unrealized appreciation was approximately $5.0 million before taxes.

  A summary of the Company's investment portfolio is as follows:

                                    September 30, 1997   December 31, 1996

Investments, at cost                   $ 27,826,300     $ 28,981,093
Unrealized appreciation                   1,223,314        6,667,589
                                       ------------     ------------
Investments, at fair value             $ 29,049,614     $ 35,648,682
                                       ============     ============

The accumulated unrealized appreciation on investments net of deferred taxes is $832,812 at September 30, 1997, versus $4,371,591 at December 31, 1996.

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

   The following table is a summary of the cash investments made by the Company in its private placement portfolio during the nine months ended
September 30, 1997:


          Follow-on Investments:                      Amount
          ----------------------                      ------
          BioSupplyNet, Inc.                     $   200,000
          Highline Offshore Advisors, LLC.           500,000
          MultiTarget, Inc.                           45,585
          NBX Corporation                          1,190,002
                                                 -----------
               Sub-total                         $ 1,935,587

          Loans:
          ------
          nFX Corporation                        $   200,000
          Gel Sciences, Inc.                         316,000
          Harber Brothers Productions, Inc.          250,000
          PureSpeech, Inc.                           243,980
                                                 -----------
               Sub-total                         $ 1,009,980

          Exercise of Warrants:
          ---------------------
          NeuroMetrix, Inc.                      $   200,000
          Princeton Video Image, Inc.                 15,075
                                                 -----------
               Sub-total                         $   215,075
                                                 -----------
               Total                             $ 3,160,642
                                                 ===========


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

     The Company had interest income from fixed-income securities of $362,330 and $625,434 for the nine months ended September 30, 1997 and 1996, respectively. The decrease is a result of a decline in the balance of the Company's fixed-income portfolio. The Company also received dividends, consulting and administrative fees which totaled $18,369 and $49,146 for the nine months ended September 30, 1997 and 1996, respectively.

     Operating expenses were $2,068,654 and $2,230,703 for the nine months ended September 30, 1997 and 1996, respectively. Most of the Company's operating expenses are related to employee and director compensation, office and rent expenses and consulting and professional fees (primarily legal and accounting fees). Operating expenses decreased as a result of the Company's reduction in administration and operations expense and professional fees.

     Net operating losses before taxes were $1,657,955 and $1,518,432 for the nine months ended September 30, 1997 and 1996, respectively.

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

Realized Gains and Losses on Sales of Portfolio Securities:

     During the nine months ended September 30, 1997, the Company sold various public securities realizing a net pre-tax gain of $696,086, of which a net gain of $1,730,910 had been recognized as unrealized in prior years, therefore, it decreased unrealized appreciation on investments. During the nine months ended September 30, 1996, the Company sold various public securities realizing a net pre-tax loss of $213,584.

     During the three months ended September 30, 1997, the Company sold various public securities realizing a net pre-tax loss of $95,052, of which a net gain of $288,770 had been recognized as unrealized in prior quarters, therefore, it decreased unrealized appreciation on investments. During the three months ended September 30, 1996, the Company sold various public securities realizing a net pre-tax loss of $51,277.

Unrealized Appreciation and Depreciation of Portfolio Securities:

     Net unrealized appreciation on investments before taxes decreased, during the nine months ended September 30, 1997, by $5,444,275, from $6,667,589 to $1,223,314, owing primarily to decreased valuations of Gel Sciences, Inc., Harber Brothers Productions, Inc., nFX Corporation, Princeton Video Image, Inc. and PureSpeech, Inc., offset by the increased valuations of NBX Corporation and Nanophase Technologies, Inc.

     Net unrealized appreciation on investments before taxes increased, during the nine months ended September 30, 1996, by $2,475,384, from $2,102,593 to $4,577,977, owing primarily to increased valuations for Nanophase Technologies Corporation, Gel Sciences, Inc. Princeton Video Image, Inc., PHZ Capital Partners Limited Partnership, and Alliance Pharmaceutical Corporation, offset by the decreased valuations of Micracor Inc., Sonex International Corporation, Dynecology, Inc. and Cordex Petroleums, Inc.

     Net unrealized appreciation on investments before taxes increased, during the three months ended September 30, 1997, by $1,149,960, from $73,354 to $1,223,314, owing primarily to increased valuations of NBX Corporation, Fuisz Technologies and Zonagen, Inc., offset by decreased valuation of nFX Corporation.

     Net unrealized appreciation on investments before taxes decreased, during the three months ended September 30, 1996, by $424,708, from $5,002,685 to $4,577,977, owing primarily to decreased valuations of Micracor Inc., Dynecology, Inc. and Cordex Petroleums, Inc., offset slightly by an increase in the valuation of Alliance Pharmaceutical Corporation and Gel Sciences, Inc.


Liquidity and Capital Resources

     The Company reported total cash, receivables and marketable securities (the primary measure of liquidity) at September 30, 1997 of $15,161,821, versus $19,296,591 at December 31, 1996. Management believes that its cash, receivables and marketable securities provide the Company with sufficient liquidity for its operations.

     As part of the Company's restructuring to be qualified as a Regulated Investment Company under Sub-Chapter M of the Internal Revenue Code, the Company is required to distribute to shareholders all its cumulative realized E&P before year end 1998 as a dividend. The Company currently estimates that E&P as of the end of 1997 may be at least $7,000,000.

Risks

     Pursuant to Section 64(b)(1) of the Investment Company Act of 1940, a Business Development Company is required to describe the risk factors involved in an investment in the securities of such company inherent in the nature of the company's investment portfolio. There are significant risks inherent in the Company's venture capital business. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth and have not attained profitability or have no history of operations. Because of the speculative nature and the lack of a public market for these investments, there is a significantly greater risk of loss than is the case with traditional investment securities. The Company expects that some of its venture capital investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential. The Company has been risk seeking rather than risk averse in its approach to venture capital and other investments. Neither the Company's investments nor an investment in the Company is intended to constitute a balanced investment program. The Company has in the past relied and continues to rely to a large extent upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses.

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


Date: November 14, 1997

