Form 10-K
period 1997-12-31
HARRIS & HARRIS GROUP INC /NY/
filed 1998-03-31
CIK 893739

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549

                                      Form 10-K

                        Annual Report Pursuant to Section 13
                   or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                     Commission File No. 0-11576
December 31, 1997

                              HARRIS & HARRIS GROUP, INC.
                    ---------------------------------------------------
                    (Exact Name of Registrant Specified in Its Charter)

                  New York                             13-3119827
     -------------------------------    ------------------------------------
     (State or Other Jurisdiction of    (I.R.S. Employer Identification No.)
     Incorporation or Organization)

One Rockefeller Plaza, Rockefeller Center, New York, New York       10020
-------------------------------------------------------------     ----------
     (Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code       (212) 332-3600
                                                         --------------
  Securities registered pursuant to Section 12(b) of the Act:

                            None

  Securities registered pursuant to Section 12(g) of the Act:

               Common Stock $ .01 par value
               ----------------------------
                     (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes __X__      No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [    ]

    The aggregate market value of the Common Stock held by non-affiliates of Registrant as of March 13, 1998 was $21,434,648 based on the last sale price as quoted by Nasdaq National Market on such date (only officers and directors are considered affiliates for this calculation).

    As of March 13, 1998, the registrant had 10,692,971 shares of common stock, par value $.01 per share, outstanding.


                              TABLE OF CONTENTS

                                                          Page
PART I

     Item 1.  Business. . . . . . . . . . . . . . . . . .   1
     Item 2.  Properties. . . . . . . . . . . . . . . . .   6
     Item 3.  Legal Proceedings . . . . . . . . . . . . .   6
     Item 4.  Submission of Matters to a Vote of
                 Security Holders . . . . . . . . . . . .   6


PART II

     Item 5.  Market for Company's Common Equity and Related
                 Stockholder Matters. . . . . . . . . . .   7
     Item 6.  Selected Financial Data . . . . . . . . . .   8
     Item 7.  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations . . . . . . . . . . . . . . .   9
     Item 7a. Quantitative and Qualitative Disclosures
                 About Market Risk. . . . . . . . . . . .  16
     Item 8.  Financial Statements and Supplementary
                 Data . . . . . . . . . . . . . . . . . .  17
     Item 9.  Disagreements on Accounting and Financial
                 Disclosure . . . . . . . . . . . . . . .  37


PART III

     Item 10. Directors and Executive Officers of
                 the Company. . . . . . . . . . . . . . .  38
     Item 11. Executive Compensation. . . . . . . . . . .  42
     Item 12. Security Ownership of Certain Beneficial
                 Owners and Management. . . . . . . . . .  46
     Item 13. Certain Relationships and Related
                 Transactions . . . . . . . . . . . . . .  47

PART IV

     Item 14. Exhibits, Financial Statements, Schedules
                 and Reports on Form 8-K. . . . . . . . .  48

     Signatures . . . . . . . . . . . . . . . . . . . . .  50

     Exhibit Index. . . . . . . . . . . . . . . . . . . .  52


PART I

Item 1.  Business

     Harris & Harris Group, Inc. (the "Registrant" or "Company") is a venture capital investment company, operating as a Business Development Company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). The Company's objective is to achieve long-term capital appreciation, rather than current income, from its investments. The Company has invested a substantial portion of its assets in private development stage or start-up companies and in the development of new technologies in a broad range of industry segments. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth and have not attained profitability or have no history of operations. The Company may also invest, to the extent permitted under the 1940 Act, in publicly traded securities, including high risk securities as well as investment grade securities. The Company may participate in expansion financing and leveraged buyout financing of more mature operating companies as well as other investments. As a venture capital company, the Company invests in and provides managerial assistance to its private investees which, in its opinion, have significant potential for growth. There is no assurance that the Company's investment objective will be achieved.

     The Company was incorporated under the laws of the State of New York in August 1981. Prior to September 30, 1992, the Company had a class of securities registered, and filed under the reporting requirements, of the Securities Exchange Act of 1934 (the "1934 Act") as an operating company. On that date the Company commenced operations as a closed-end, non-diversified investment company under the 1940 Act. On July 26, 1995, the Company elected to become a BDC subject to the provisions of Sections 55 through 65 of the 1940 Act. As a BDC, the Company operates as an internally managed investment company whereby its officers and employees, under the general supervision of its Board of Directors, conduct its operations.

     On September 25, 1997, the Company's Board of Directors approved a proposal to seek qualification of the Company, beginning in 1998, as a
RIC under Sub-Chapter M of the Code.  As a RIC, the Company
annually must distribute at least 90 percent of its investment company taxable income and may either distribute or retain its taxable net capital gains from investments. (However, any net capital gains not distributed could be subject to a corporate level income tax.) There can be no assurance that the Company will qualify as a RIC or that if it does qualify that it will
continue to qualify.   See "Item 7.  Management's Discussion and Analysis of
Financial Condition and Results of Operations -- Recent Developments."

Venture Capital Investments

     The Company has invested a substantial portion of its assets in private development stage or start-up companies. The Company may initially own 100 percent of the securities of a start-up investment for a period of time and may control such company for a substantial period. In connection with its venture capital investments, the Company may be involved in recruiting management, formulating operating strategies, product development, marketing and advertising, assisting in financial plans, as well as providing management in the initial start-up stages and establishing corporate goals. The Company may assist in raising additional capital for such companies from other potential investors and may subordinate its own investment to that of other investors. The Company may also find it necessary or appropriate to provide additional capital of its own. The Company may introduce such companies to potential joint-venture partners, suppliers and customers. In addition, the Company may assist in establishing relationships with investment bankers and other professionals. The Company may also assist with mergers and acquisitions. The Company may derive income from such companies for the performance of any of the above services. Because of the speculative nature of these investments and the lack of any market for such securities, there is significantly greater risk of loss than is the case with traditional investment securities. The Company expects that some of its venture capital investments will be a complete loss or will be unprofitable and that some will appear likely to become successful, but never realize their potential. The Company has in the past and will continue in the future to seek investments which offer the potential for significantly higher returns but which involve a significantly greater degree of risk than other investments.

     The Company may control an investee company for which it has provided venture capital, or it may be represented on the company's board of directors by one or more of its officers or directors, who may also serve as officers of such a company. Particularly during the early stages of an investment, the Company may in effect be conducting the operations of the investee company. As a venture company emerges from the developmental stage with greater management depth and experience, the Company expects that its role in the company's operations will diminish. The Company seeks to assist each investee company in establishing its own independent capitalization, management and board of directors. The Company expects to be able to reduce its active involvement in the management of its investment in those start-up companies that become successful, by a liquidity event, such as a public offering or sale of a company.

     The Company has invested a substantial portion of its assets in securities that do not pay interest or dividends and that are subject to legal or contractual restrictions on resale that may adversely affect the liquidity and marketability of such securities.

     In addition to the information disclosed above, please see "Item 8. Financial Statements and Supplementary Data."

Intellectual Property

     The Company believes there is a role for organizations like itself that can assist in technology transfer. Scientists and institutions that develop and patent intellectual property increasingly seek the rewards of entrepreneurial commercialization of their inventions, particularly as governmental, philanthropic and industrial funding for research has become harder to obtain. The Company believes that several factors combine to give it a high value-added role to play in the commercialization of technology: its experience in organizing and developing successful new companies; its willingness to invest its own capital at the highest risk, seed stage; its access to high-grade institutional sources of intellectual property; its experience in mergers, acquisitions and divestitures; its access to and knowledge of the capital markets; and its willingness to do as much of the early work as it is qualified to do.

     The Company invests principally in securities issued by companies involved in: 1) research and development of a technology and/or obtaining licensing rights to intellectual property or patents; 2) outright acquisition of intellectual property or patents; and 3) formation and funding of companies or joint ventures to commercialize intellectual property. Income from the Company's investments in intellectual property or its development may take the form of participation in licensing or royalty income or some other form of remuneration. At some point during the commercialization of a technology, the Company's investment may be transformed into ownership of securities of a development stage or start-up company as discussed above. Investing in intellectual property is highly risky.

Illiquidity of Investments

     Many of the Company's investments consist of securities acquired directly from the issuer in private transactions. They may be subject to restrictions on resale or otherwise be illiquid. The Company does not anticipate that there will be any established trading market for such securities. Additionally, many of the securities that the Company may invest in will not be eligible for sale to the public without registration under the Securities Act of 1933, as amended, which could prevent or delay any sale by the Company of such investments or reduce the amount of proceeds that might otherwise be realized therefrom. Restricted securities generally sell at a price lower than similar securities not subject to restrictions on resale. Further, even if a portfolio company or investee registers its securities and becomes a reporting company under the 1934 Act, the Company may be considered an insider by virtue of its board representation and would be restricted in sales of such company's securities.

Managerial Assistance

      The Company generally is required by the 1940 Act to make significant managerial assistance available with respect to investee companies that the Company treats as qualifying assets for purposes of the 70 percent test (see "Regulation"). "Making available significant managerial assistance" as defined in the 1940 Act with respect to a business development company such as the Company means (a) any arrangement whereby a business development company, through its directors, officers, employees or general partners, offers to provide, and if accepted, does so provide, significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company; or (b) the exercise by a business development company of a controlling influence over the management or policies of a portfolio company by a business development company acting individually or as a part of a group acting together which controls such portfolio company. The Company believes that providing managerial assistance to its investees is critical to its business development activities.
The nature, timing and amount of managerial assistance provided by the Company vary depending upon the particular requirements of each investee company.

     The Company may be involved with its investees in recruiting management, product planning, marketing and advertising and the development of financial plans, operating strategies and corporate goals. In this connection, the Company may assist clients in developing and utilizing accounting procedures to efficiently and accurately record transactions in books of account, which will facilitate asset and cost control and the ready determination of results of operations. The Company also seeks capital for its investees from other potential investors and occasionally subordinates its own investment to those of other investors. The Company may introduce its investees to potential suppliers, customers and joint venture partners and assists its investees in establishing relationships with commercial and investment bankers and other professionals, including management consultants, recruiters, legal counsel and independent accountants. The Company also assists with joint ventures, acquisitions and mergers.

     In connection with its managerial assistance, the Company may be represented by one or more of its officers or directors on the board of directors of an investee. As an investment matures and the investee develops management depth and experience, the Company's role will become progressively less active. However, when the Company owns or acquires a substantial proportion of a more mature investee company's equity, the Company may remain active in and may initiate planning of major transactions by the investee. The Company typically seeks to assist each investee company in establishing its own independent and effective board of directors and management.

Need for Follow-On Investments

     Following its initial investment in investees, the Company has made and anticipates that it will continue to make additional investments in such investees as "follow-on" investments, in order to increase its investment in an investee, and may exercise warrants, options or convertible securities that were acquired in the original financing. Such follow-on investments may be made for a variety of reasons including: 1) to increase the Company's exposure to an investee, 2) to acquire securities issued as a result of exercising convertible securities that were purchased in the original financing, 3) to preserve the Company's proportionate ownership in a subsequent financing, or 4) to attempt to preserve or enhance the value of the Company's investment. There can be no assurance that the Company will make follow-on investments or have sufficient funds to make such investments; the Company will have the discretion to make any follow-on investments as it determines, subject to the availability of capital resources. The failure to make such follow-on investments may, in certain circumstances, jeopardize the continued viability of an investee and the Company's initial investment, or may result in a missed opportunity for the Company to increase its participation in a successful operation.

Competition

     Numerous companies and individuals are engaged in the venture capital business and such business is intensely competitive. Most of the competitors have significantly greater experience, resources and managerial capabilities than the Company and are therefore in a better position than the Company to obtain access to attractive venture capital investments.

Regulation

     The Small Business Investment Incentive Act of 1980 added the provisions of the 1940 Act applicable to BDCs, which are a special type of closed-end investment company. After filing its election to be treated as a BDC, a company may not withdraw its election without first obtaining the approval of holders of a majority of its outstanding voting securities. The following is a brief description of the 1940 Act provisions applicable to BDCs, and is qualified in its entirety by the reference to the full text of the 1940 Act and the rules issued thereunder by the Securities and Exchange Commission (the "SEC").

     Generally, to be eligible to elect BDC status, a company must primarily engage in the business of furnishing capital and managerial expertise to companies which do not have ready access to capital through conventional financial channels. Such portfolio companies are termed "eligible portfolio companies." In general, in order to qualify as a BDC, a company must (i) be a domestic company; (ii) have registered a class of its securities pursuant to Section 12 of the 1934 Act; (iii) operate for the purpose of investing in the securities of certain types of portfolio companies, namely, immature or emerging companies and businesses suffering or just recovering from financial distress (see following paragraph); (iv) make available significant managerial assistance to such portfolio companies; (v) have a majority of "disinterested" directors (as defined in the 1940 Act) and (vi) file a proper notice of election with the SEC.

     An eligible portfolio company generally is a domestic company that is not an investment company and that (i) does not have a class of equity securities on which "margin" credit can be extended; or (ii) is controlled by a BDC (control under the 1940 Act is presumed to exist where a BDC owns 25 percent of the outstanding voting securities of the investee).

     The 1940 Act prohibits or restricts companies subject to the 1940 Act from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the 1940 Act requires that at least 70 percent of the value of the Company's assets consist of qualifying assets. Qualifying assets include: (i) securities of companies that were eligible portfolio companies at the time the Company acquired their securities; (ii) securities of bankrupt or insolvent companies that were eligible at the time of the Company's initial investment in those companies; (iii) securities received in exchange for or distributed in or with respect to any of the foregoing; and (iv) cash items, government securities and high quality short-term debt. The 1940 Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered qualifying assets.

     The Company is permitted by the 1940 Act, under specified conditions, to issue multiple classes of senior debt and a single class of preferred stock if its asset coverage, as defined in the 1940 Act, is at least 200 percent after the issuance of the debt or the preferred stock (i.e., such senior securities may not be in excess of its net assets).

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

     Certain transactions involving certain closely related persons of the Company, including its directors, officers and employees may require the prior approval of the SEC. However, the 1940 Act ordinarily does not restrict transactions between the Company and investee companies.

     On September 25, 1997, the Company's Board of Directors approved a proposal to seek qualification of the Company, beginning in 1998, as a RIC under Sub-Chapter M of the Code. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments."

Employees

     The Company currently employs five full-time employees and one part-time employee.

Item 2.  Properties

     The Company maintains its offices at One Rockefeller Plaza, Suite 1430, New York, New York 10020, where it leases approximately 4,700 square feet of office space pursuant to a lease agreement expiring in 2003. A portion of this space was sublet in 1997 to an early-stage company in which the Company had an equity interest. See Note 7 to the Financial Statements and Schedules contained in "Item 8. Financial Statements and Supplementary Data."


Item 3.  Legal Proceedings

     None.


Item 4.  Submission of Matters to a Vote of Security Holders

     The Company did not submit any matters to a vote of its shareholders during the fourth quarter of the 1997 fiscal year.

PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters

Stock Transfer Agent

     The Bank of New York, 101 Barclay Street, Suite 12W, New York, New York 10286 (Telephone (800) 524-4458, Attention: Ms. Diane Ajjan) serves as transfer agent for the Company's common stock. Certificates to be transferred should be mailed directly to the transfer agent, preferably by registered mail.

Market Prices

     The Company's common stock is traded on the Nasdaq National Market under the symbol "HHGP." The following table sets forth the range of the high and low selling price of the Company's shares during each quarter of the last two years, as reported by the National Association of Securities Dealers, Inc. The quarterly stock prices quoted represent interdealer quotations and do not include markups, markdowns, or commissions.

          1997 Quarter Ending           Low       High

          March 31                      $3.3750   $5.1250
          June 30                       $3.5000   $4.8125
          September 30                  $2.5000   $3.7500
          December 31                   $2.5000   $4.0000

          1996 Quarter Ending           Low       High

          March 31                      $5.6250   $7.8750
          June 30                       $5.5000   $7.3750
          September 30                  $4.0000   $5.8750
          December 31                   $3.6250   $4.8750


     The Company has not paid dividends since 1991. On September 25, 1997, the Company's Board of Directors approved a proposal to seek qualification of the Company beginning in 1998 as a RIC under Sub-Chapter M of the Code. There can be no assurance that the Company will qualify as a RIC or that, if it does qualify, it will continue to qualify. To initially qualify as a RIC, the Company must, among other things, pay a dividend to shareholders equal to the Company's cumulative realized earnings and profits ("E&P") from its pre-RIC taxable years. The Company currently estimates that its E&P as of December 31, 1997 was approximately $7.8 million and it currently intends to distribute such E&P prior to year-end 1998 if it receives SEC certification. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments."

Recent Sales of Unregistered Securities

      The Company has not sold registered shares for the years ended December 31, 1997 and 1996. See Note 4 to the Financial Statements and Schedules contained in "Item 8. Financial Statements and Supplementary Data."
                                 7

Shareholders

     As of March 13, 1998, there were approximately 160 holders of record of the Company's common stock which, the Company has been informed, hold the Company's common stock for approximately 2,000 beneficial owners.

Item 6.   Selected Financial Data

     The following tables should be read in conjunction with the Financial Statements and Schedules included in Item 8 of this Form 10-K.

                              BALANCE SHEET DATA
                     Financial Position as of December 31:

                      1997         1996         1995         1994         1993

Total assets  $ 39,273,784 $ 38,555,290 $ 37,524,555 $ 32,044,073 $ 34,534,724

Liabilities   $  5,618,850 $  2,622,687 $    962,646 $    733,271 $  1,785,427

Net asset
 value        $ 33,654,934 $ 35,932,603 $ 36,561,909 $ 31,310,802 $ 32,749,297

Net asset
 value per
 share        $       3.15 $       3.44 $       3.54 $       3.43 $       3.66

Shares
 outstanding    10,692,971   10,442,682   10,333,902    9,136,747    8,944,828


                      Operating Data for year ended December 31:


                     1997         1996         1995         1994         1993

Investment
 income      $    614,046 $  1,013,417 $  1,109,517  $   820,276  $   453,950
Net operating
 loss         (1,498,141)  (1,291,065)  (1,099,409)  (2,278,882)  (1,614,625)

Net realized
 (loss) gain
  on
  investments (2,079,677)  (2,465,175)   1,371,349        96,856    23,590,570

Net realized
 (loss) income(3,577,818)  (3,756,240)     271,940   (2,182,026)    21,975,945

Net increase
 (decrease)
 in unrealized
 appreciation
 on investments   969,243    2,967,248     158,219     (886,040)  (13,083,344)

Net (decrease)
 increase in
 net assets
 resulting from
 operations   (2,608,575)    (788,992)     430,159   (3,068,066)     8,892,601

(Decrease) increase
 in net assets
 resulting from
 operations per
 outstanding
 share       $     (0.24) $     (0.08) $      0.04 $      (0.34) $       1.03

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement of Operations

    The Company accounts for its operations under Generally Accepted Accounting Principles for investment companies. On this basis, the principal measure of its financial performance is captioned "Net (decrease) increase in net assets from operations," which is the sum of three elements. The first element is "Net operating loss," which is the difference between the Company's income from interest, dividends, and fees and its operating expenses, net of applicable income tax benefit. The second element is "Net realized (loss) gain on investments," which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, net of applicable income tax provisions (benefits). These two elements are combined in the Company's financial statements and reported as "Net realized (loss) income." The third element, "Net increase (decrease) in unrealized appreciation on investments," is the net change in the fair value of the Company's investment portfolio, net of increase (decrease) in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

    "Net realized (loss) gain on investments" and "Net increase (decrease) in unrealized appreciation on investments" are directly related. When a security is sold to realize a (loss) gain, net unrealized appreciation (increases) decreases and net realized gain (decreases) increases.

Financial Condition

    The Company's total assets and net assets were, respectively, $39,273,784 and $33,654,934 at December 31, 1997, versus $38,555,290 and $35,932,603 at
December 31, 1996. Net asset value per share was $3.15 at December 31, 1997, versus $3.44 at December 31, 1996. The Company's shares outstanding as of December 31, 1997 were 10,692,971, versus 10,442,682 at December 31, 1996.

    The Company's financial condition is dependent on the success of its investments. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth or have no history of operations. At December 31, 1997, approximately 34 percent of the Company's $39.3 million in total assets consisted of investments at fair value in private businesses, of which net unrealized appreciation was approximately $2.5 million before taxes. At December 31, 1996, approximately 49 percent of the Company's $38.6 million in total assets consisted of investments at fair value in private businesses, of which net unrealized appreciation was approximately $5.0 million.

    A summary of the Company's investment portfolio is as follows:

                                   December 31, 1997   December 31, 1996

Investments, at cost                     $30,500,498         $28,981,093
Unrealized appreciation                    8,158,732           6,667,589
                                         -----------         -----------
Investments, at fair value               $38,659,230         $35,648,682
                                         ===========         ===========

The accumulated unrealized appreciation on investments net of deferred taxes is $5,340,834 at December 31, 1997, versus $4,371,591 at December 31, 1996.

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

     The following table is a summary of the cash investments made by the Company in its private placement portfolio during the year ended December 31, 1997:

     New Investments:                         Amount
     MedLogic Global Corporation         $   128,990
                                         -----------
          Sub-total                      $   128,990

     Follow-on Investments:
     BioSupplyNet, Inc.                  $   200,000
     Highline Offshore Advisors, LLP         500,000
     MultiTarget, Inc.                        97,387
     NBX Corporation                       1,190,002
                                         -----------
          Sub-total                      $ 1,987,389

     Loans:
     BioSupplyNet, Inc.                  $    50,000
     Gel Sciences, Inc.                      316,000
     Harber Brothers Productions, Inc.       250,000
     NeuroMetrix, Inc.*                    1,100,000
     nFX Corporation                         220,000
     Purespeech, Inc.                        243,980
                                         -----------
          Sub-total                      $ 2,179,980

     Exercise of Warrants Held:
     NeuroMetrix, Inc.                  $    200,000
     Princeton Video Image, Inc.              15,075
                                        ------------
          Sub-total                     $    215,075
                                        ------------
     Total                              $  4,511,434
                                        ============

  *On February 27, 1998, the Company converted its $1,100,000 NeuroMetrix, Inc. Convertible Note into 229,620 shares of Series C-2 Preferred Stock, as part of a $4 million financing completed by NeuroMetrix, Inc.

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

    The Company had interest income of $490,807 in 1997, $803,819 in 1996 and $999,869 in 1995. The decrease is a result of a decline in the balance of the Company's fixed-income portfolio to pay operating expenses and to purchase non-income producing private portfolio investments. The Company also received consulting and administrative fees which totaled $29,870 in 1997, $68,185 in 1996 and $88,209 in 1995.

    Operating expenses were $3,045,290 in 1997, $2,985,316 in 1996 and
$2,806,141 in 1995. The increase from 1996 to 1997 is primarily due to: the accrual of $423,808 for the Company's profit-sharing plan which has not been paid out; restructuring expenses of $100,000 incurred by the Company as a result of researching the conversion to RIC status; both offset by a decrease in overall expenses as a result of the Company's effort to cut expenses.
The increase from 1995 to 1996 is primarily owed to additional consulting fees incurred in 1996 related to prospective private portfolio investments. Most of the Company's operating expenses are related to employee and director compensation, office and rent expenses and consulting and professional fees (primarily legal and accounting fees).

    Net operating losses before taxes were $2,431,244 in 1997, $1,971,899 in 1996 and $1,696,624 in 1995.

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

Realized Gains and Losses on Sales of Portfolio Securities:

    During the three years ended December 31, 1997, 1996 and 1995, the Company sold various investments, realizing a net loss of $3,199,502, $3,792,576 and a net gain of $2,109,768, respectively.

    During 1997, the Company realized losses on the sale of its investments in nFX Corporation in the amount of $2,631,720, Harber Brothers Productions, Inc. of $1,205,000, Gel Sciences, Inc. of $633,028, Dynecology, Inc. of $99,900 and Micracor Corporation of $66,444. These losses were offset by gains in the sale of Highline Capital Partners of $750,000 and various publicly traded securities of $686,590.

    During 1996, the Company realized a loss on the sale of its equity interest in Sonex International Corporation of $2,579,000. However, because the investment had been written off in 1994, the loss did not affect earnings in 1996. Also during 1996, the Company sold and realized a loss on the sale of its equity interest in Micracor Corporation of $999,993 and net losses on sales of various publicly held securities of $213,583.

    During 1995, the Company sold various publicly traded securities, realizing a net pre-tax capital gain of $2,109,768.


Unrealized Appreciation and Depreciation of Portfolio Securities:

    Net unrealized appreciation on investments before taxes increased by $1,491,143 during the year ended December 31, 1997, from $6,667,589 to $8,158,732, owing primarily to increased valuations on NBX Corporation, Nanophase Technologies Corporation and PHZ Capital Partners, L.P. These gains were offset primarily by decreased valuations in PureSpeech, Inc. and Princeton Video Image, Inc.

    Net unrealized appreciation on investments before taxes increased by $4,564,996 during the year ended December 31, 1996, from $2,102,593 to $6,667,589, owing primarily to increased valuations for Gel Sciences, Inc., Nanophase Technologies Corporation, PHZ Capital Partners, L.P., Princeton Video Image, Inc. and Biofield Corporation; offset primarily by a decreased valuation of nFX Corporation.

    Net unrealized appreciation on investments before taxes increased by $243,414 during the year ended December 31, 1995, from $1,859,179 to $2,102,593, owing primarily to increased valuations for CORDEX Petroleums, Inc., Questech Corporation, Alliance Pharmaceutical Corporation and Magellan Health Services, Inc.; offset primarily by a decreased valuation of Sonex International Corporation.

Liquidity and Capital Resources

    The Company reported total cash, receivables and marketable securities (the primary measure of liquidity) at December 31, 1997 of $21,693,067 (net of $4,000,000 drawn from the J.P. Morgan line of credit), versus $19,296,591 at December 31, 1996 and $23,833,891 at December 31, 1995. Included in marketable securities are the Company's holdings in Nanophase Technologies Corporation of $6,854,660 and Princeton Video Image, Inc. of $1,064,895.
Both holdings are subject to lock-up agreements and are valued at December 31, 1997 at discounts from market value: a 26 percent discount in the case of Nanophase Technologies Corporation and a 24 percent discount in the case of Princeton Video Image, Inc.

    As of December 31, 1997, the Company had a $4,000,000 line of credit in place with J.P. Morgan, of which the Company had borrowed $4,000,000. Management believes that its cash, receivables and marketable securities provide the Company with sufficient liquidity for its operations.

Recent Developments

    The Company is currently a corporation taxable under Sub-Chapter C of the Code (a "C Corporation"). On September 25, 1997, the Company's Board of Directors approved a proposal to seek qualification of the Company (as of January 1, 1998) as a RIC under Sub-Chapter M of the Code. In order to qualify as a RIC, the Company must, in general, (1) annually derive at least 90 percent of its gross income from dividends, interest and gains from the sale of securities; (2) quarterly meet certain investment diversification requirements; and (3) annually distribute at least 90 percent of its investment company taxable income as a dividend. In addition to the requirement that the Company must annually distribute at least 90 percent of its investment company taxable income, the Company may either distribute or retain its taxable net capital gains from investments, but any net capital gains not distributed could be subject to corporate level tax. Further, the Company could be subject to a 4 percent excise tax (and in some cases, corporate level income tax) if it fails to distribute 98 percent of its annual taxable income.

    Because of the specialized nature of its investment portfolio, the Company can satisfy the diversification requirements under Sub-Chapter M of the Code only if it receives a certification from the SEC that it is "principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available." In January 1998, the Company requested such a certification. While the Company believes that it is likely the SEC will grant the certification, there is no guarantee that the SEC in fact will take that action. Even if the certification is issued, there can be no assurance that the Company will qualify as a RIC or that, if it does qualify, it will continue to qualify. In particular, continued qualification as a RIC requires the Company to satisfy certain portfolio diversification requirements in future years. The Company's ability to satisfy those requirements may not be controllable by the Company.

    The Company incurred ordinary and capital losses during its C Corporation taxable years that remain available for use and may be carried forward to its 1998 and subsequent taxable years. Ordinarily, a corporation that elects to qualify as a RIC may not use its loss caryforwards from C Corporation taxable years to offset RIC investment company taxable income or net capital gains. In addition, a corporation that elects to qualify as a RIC continues to be taxable as a C Corporation on any gains realized within 10 years of its qualification as a RIC from sales of assets that were held by the corporation on the effective date of the election ("C Corporation Assets") to the extent of any gain built into the assets on such date ("Built-In Gain"). The Company has filed a private ruling request with the Internal Revenue Service ("IRS") asking the IRS to rule that the Company can carry forward its C Corporation losses to offset any Built-In Gains resulting from sales of its C Corporation Assets, thereby enabling the Company to retain some or all of the proceeds from such sales without disqualifying itself as a RIC or incurring corporate level income tax. In addition, because a RIC is not permitted to have, as of the close of any RIC taxable year, E&P accumulated during any C Corporation taxable year, the Company has also requested a ruling that its sale of C Corporation Assets with Built-In Gains during RIC taxable years will not generate C Corporation E&P. Although there is no guarantee that the IRS will rule favorably on the Company's request for rulings, the management of the Company believes that favorable rulings are likely.

    The Company estimates that cumulative E&P as of December 31, 1997 were approximately $7.8 million. It intends to distribute such E&P prior to December 31, 1998 if it receives the SEC certification described above.
As of December 31, 1997, the Company has sufficient current assets to make such distribution without jeopardizing its ability to pay its expenses as they may become due.

    If necessary for liquidity purposes, in lieu of distributing its taxable net capital gains, the Company may retain such net capital gains and elect to be deemed to have made a distribution of the gains, or part thereof, to the shareholders under the "designated undistributed capital gain" rules of section 852(b)(3) of the Code. In such a case, the Company would have to pay a 35 percent corporate level income tax on such "designated undistributed capital gain," but it would not have to distribute the excess of the retained "designated undistributed capital gain" over the amount of tax thereon in order to maintain its RIC status.

Tax Consequences of Net Capital Gains

    The following simplified examples illustrate the tax treatment under Sub-Chapter M of the Code for the Company and its shareholders with regard to three possible alternatives, assuming a net long-term capital gain of $1.00 per share, consisting entirely of sales of non-real property assets held for more than 18 months.

    Under Alternative A: 100 percent of net capital gain declared as a dividend and distributed to shareholders

          1. No taxation at the Company level.

          2. Shareholders receive a $1.00 per share dividend and pay a maximum tax of 20 percent* or $.20 per share, retaining $.80 per share.

     Under Alternative B: 100 percent of net capital gain retained by the Company and designated as "undistributed capital gain" dividend

          1. The Company pays a corporate level income tax of 35 percent on the undistributed gain or $.35 per share and retains 65 percent of the gain or $.65 per share.

          2. Shareholders increase their cost basis in their stock by $.65 per share. They pay a 20 percent* capital gains tax on 100 percent of the undistributed gain of $1.00 per share or $.20 per share in tax. Offsetting this tax, shareholders receive a tax credit equal to 35 percent of the undistributed gain or $.35 per share.

     Under Alternative C: 100 percent of net capital gain retained by the Company, with no designated undistributed capital gain dividend

          1. The Company pays a corporate level income tax of 35 percent on the retained gain or $.35 per share plus an excise tax of 4 percent of $.98 per share, or about $.04 per share.

          2. There is no tax consequence at the shareholder level.

*Assumes all capital gains qualify for long-term rates of 20 percent.

Risks

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

Risks Relating to the Year 2000 Issue

    The Company believes that the "Year 2000" problem is not material to the Company. Many computer software systems in use today cannot recognize the Year 2000 and may revert to 1900 or some other date because of the way in which dates were encoded and calculated. The Company could be adversely affected if its computer system or those of its service providers do not properly process and calculate date-related information and data on and after January 1, 2000. The Company has been actively working on necessary changes to its computer systems to prepare for the Year 2000 and intends to obtain reasonable assurances from its service providers that they are taking comparable steps with respect to their computer systems. However, the steps the Company is taking and intends to take does not guarantee complete success or eliminate the possibility that interaction with outside computer systems may have an adverse impact on the Company.

Forward-Looking Statements

    The information contained herein contains certain forward-looking statements. These statements include the plans and objectives of management for future operations and financial objectives, portfolio growth and availability of funds. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are set forth herein. Other factors that could cause actual results to differ materially include the uncertainties of economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements included herein are reasonable, any of the assumptions could be inaccurate and therefore, there can be no assurance that the forward-looking statements included or incorporated by reference herein will prove to be accurate. Therefore, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Item 8.  Financial Statements and Supplementary Data

                       HARRIS & HARRIS GROUP, INC.
                INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


     The following reports and financial schedules of Harris & Harris Group, Inc. are filed herewith and included in response to Item 8.

Documents                                                          Page
     Report of Independent Public Accountants. . . . . . . . . .     18

Financial Statements

     Statements of Assets and Liabilities
          as of December 31, 1997 and 1996 . . . . . . . . . . .     19

     Statements of Operations for the
          years ended December 31, 1997, 1996 and 1995 . . . . .     20

     Statements of Cash Flows for the
         years ended December 31, 1997, 1996 and 1995. . . . . .     21

     Statements of Changes in Net Assets for the
         years ended December 31, 1997, 1996 and 1995. . . . . .     22

     Schedule of Investments as of December 31, 1997 . . . . . .  23-25

     Footnote to Schedule of Investments . . . . . . . . . . . .  26-29

     Notes to Financial Statements . . . . . . . . . . . . . . .  30-35

     Selected Per Share Data and Ratios for the
         years ended December 31, 1997, 1996, 1995 and 1994
         and 1993. . . . . . . . . . . . . . . . . . . . . . . .     36

    Schedules other than those listed above have been omitted because they are not applicable or the required information is presented in the financial statements and/or related notes.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Harris & Harris Group, Inc.:

    We have audited the accompanying statements of assets and liabilities of Harris & Harris Group, Inc. (a New York corporation) as of December 31, 1997 and 1996, including the schedule of investments, as of December 31, 1997, and the related statements of operations, cash flows and changes in net assets for the three years ended December 31, 1997, and the selected per share data and ratios for each of the five years ended December 31, 1997. These financial statements and selected per share data and ratios are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and selected per share data and ratios based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 1997 and 1996, by correspondence with the custodian and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As explained in Note 2, the financial statements include securities valued at $13,222,857 (39.3 percent of net assets), whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

    In our opinion, the financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of Harris & Harris Group, Inc. as of December 31, 1997 and 1996, the results of its operations, its cash flows and the changes in its net assets for the three years ended December 31, 1997, and the selected per share data and ratios for each of the five years ended December 31, 1997 in conformity with generally accepted accounting principles.

                                           /s/ Arthur Andersen LLP
                                           -----------------------
New York, New York
February 10, 1998
                                18

                     STATEMENTS OF ASSETS AND LIABILITIES

                                 ASSETS

                                          December 31, 1997  December 31, 1996

Investments, at value (See accompanying
   schedule of investments and notes). .    $    38,659,230    $    35,648,682
Cash and cash equivalents. . . . . . . .            145,588            155,440
Interest receivable. . . . . . . . . . .            111,106            198,342
Taxes receivable (Note 6). . . . . . . .                  0          2,119,492
Prepaid expenses . . . . . . . . . . . .             85,126             81,501
Other assets . . . . . . . . . . . . . .            272,734            351,833
                                            ---------------    ---------------
Total assets . . . . . . . . . . . . . .    $    39,273,784    $    38,555,290
                                            ===============    ===============

                              LIABILITIES & NET ASSETS

Accounts payable and accrued
   liabilities . . . . . . . . . . . . .    $       899,491    $       374,326
Deferred rent. . . . . . . . . . . . . .             51,662             60,914
Deferred income tax liability (Note 6) .            667,697          2,187,447
Note Payable (Note 7). . . . . . . . . .          4,000,000                  0
                                            ---------------    ---------------
Total liabilities. . . . . . . . . . . .          5,618,850          2,622,687
Commitments and contingencies (Note 7)      ---------------    ---------------

Net assets . . . . . . . . . . . . . . .    $    33,654,934    $    35,932,603
                                            ===============    ===============

Net assets are comprised of:
Preferred stock, $0.10 par value,
   2,000,000 shares authorized; none
   issued. . . . . . . . . . . . . . . .    $             0    $             0
Common stock, $0.01 par value, 25,000,000
   shares authorized; 10,692,971 issued
   and outstanding at 12/31/97 and
   10,442,682 issued and outstanding at
   12/31/96. . . . . . . . . . . . . . .            106,930            104,427
Additional paid in capital . . . . . . .         16,178,979         15,850,576
Accumulated net realized income. . . . .         12,028,191         15,606,009
Accumulated unrealized appreciation of
   investments, net of deferred tax
   liability of $2,817,898 at 12/31/97
   and $2,295,998 at 12/31/96. . . . . .          5,340,834          4,371,591
                                             --------------    ---------------
Net assets . . . . . . . . . . . . . . .     $   33,654,934    $    35,932,603
                                             ==============    ===============
Shares outstanding . . . . . . . . . . .         10,692,971         10,442,682
                                             --------------    ---------------
Net asset value per outstanding share. .     $         3.15    $          3.44
                                             ==============    ===============
  The accompanying notes are an integral part of these financial statements.

                         STATEMENTS OF OPERATIONS


                            Year Ended          Year Ended          Year Ended
                     December 31, 1997   December 31, 1996   December 31, 1995
Investment income:
 Interest from:
   Fixed-income
    securities             $   490,807        $    803,819        $    999,869
   Affiliated companies         40,000              40,779              11,222
 Dividend income--
   unaffiliated companies.           0               8,024               8,436
 Consulting and
   administrative fees . .      29,870              68,185              88,209
 Other income. . . . . . .      53,369              92,610               1,781
                           -----------        ------------         -----------
    Total investment income    614,046           1,013,417           1,109,517

Expenses:
 Salaries and benefits . .   1,931,065           1,524,826           1,560,132
 Administration and
  operations . . . . . . .     392,114             474,537             440,605
 Professional fees . . . .     327,038             675,241             461,526
 Depreciation and amortization  48,968              57,426             161,876
 Rent. . . . . . . . . . .     130,092             160,601             124,713
 Directors' fees and expenses  100,496              80,702              40,836
 Custodian fees. . . . . .      15,517              11,983              16,453
 Restructuring charges
  (Note 6) . . . . . . . .     100,000                   0                   0
                           -----------         -----------         -----------
     Total expenses. . . .   3,045,290           2,985,316           2,806,141
                           -----------         -----------         -----------
 Operating loss before
  income taxes . . . . . . (2,431,244)         (1,971,899)         (1,696,624)
 Income tax benefit
  (Note 6) . . . . . . . .     933,103             680,834             597,215
                           -----------         -----------         -----------
Net operating loss . . . . (1,498,141)         (1,291,065)         (1,099,409)


Net realized (loss) gain
 on investments:
  Realized (loss) gain on
   sale of investments . . (3,199,502)         (3,792,576)           2,109,768
                          ------------        ------------         -----------
    Total realized
     (loss) gain . . . . . (3,199,502)         (3,792,576)           2,109,768
  Income tax benefit
   (provision) (Note 6). .   1,119,825           1,327,401           (738,419)
                          ------------        ------------         -----------
  Net realized (loss) gain
   on investments. . . . . (2,079,677)         (2,465,175)           1,371,349

Net realized (loss) income (3,577,818)         (3,756,240)             271,940

Net increase (decrease) in
 unrealized appreciation on
 investments:
  Increase as a result of
   investment sales. . . .      93,999           2,525,548             337,577
  Decrease as a result of
   investment sales. . . . (2,892,408)                   0           (562,765)
  Increase on investments
   held. . . . . . . . . .   7,297,164           4,112,413           1,002,347
  Decrease on investments
   held. . . . . . . . . . (3,007,612)         (2,072,965)           (533,745)
                          ------------        ------------          ----------
    Change in unrealized
     appreciation on
     investments . . . . .   1,491,143           4,564,996             243,414
  Income tax provision
   (Note 6). . . . . . . .   (521,900)         (1,597,748)            (85,195)
                          ------------        ------------          ----------
  Net increase in unrealized
    appreciation on
    investments. . . . . .     969,243           2,967,248             158,219
                          ============        ============          ==========
Net (decrease) increase in
 net assets from operations:
Total. . . . . . . . . . .$(2,608,575)        $  (788,992)           $ 430,159
                          ============        ============           =========
Per outstanding share. . .$     (0.24)        $     (0.08)           $    0.04
                          ============        ============           =========

   The accompanying notes are an integral part of these financial statements

                             STATEMENTS OF CASH FLOWS

                              Year Ended         Year Ended         Year Ended
                       December 31, 1997  December 31, 1996  December 31, 1995

Cash flows provided by (used in) operating activities:
Net (decrease) increase in
 net assets resulting from
 operations. . . . . . . .  $(2,608,575)       $  (788,992)       $    430,159
Adjustments to reconcile
 (decrease) increase in
 net assets from operations
 to net cash (used in)
 provided by operating
 activities:
  Net realized and
   unrealized loss (gain)
   on investments. . . . .     1,708,359          (772,420)        (2,353,182)
  Deferred income taxes. .   (1,442,094)          1,636,817            241,479
  Depreciation and
   amortization. . . . . .        48,968             57,426            161,876
  Other. . . . . . . . . .             0           (10,144)             40,859
Changes in assets and liabilities:
  Receivable from brokers.             0             205,789         3,835,602
  Prepaid expenses . . . .        (3,625)              5,475           (21,756)
  Interest receivable. . .         87,236            102,376          (227,392)
  Taxes receivable . . . .      2,119,492        (1,679,377)          1,184,567
  Other assets . . . . . .         40,296          (103,981)           (9,372)
  Accounts payable and accrued
   liabilities . . . . . .        473,363             22,197          (43,241)
  Deferred rent. . . . . .        (9,252)             10,279            10,281
  Collection on note
   receivable. . . . . . .              0                  0            54,664
  Purchase of fixed assets       (10,169)           (35,777)          (16,409)
                              -----------       ------------        ----------
  Net cash provided by (used
   in) operating activities       403,999        (1,350,332)         3,288,135

Cash (used in) provided by investing activities:
  Net (purchase) sale of
   short-term investments and
   marketable securities .      (155,667)          6,035,532       (3,324,957)
  Investment in private
   placements and loans. .    (4,511,434)        (4,981,614)       (4,236,352)
                             ------------       ------------      ------------

  Net cash (used in) provided
   by investing activities    (4,667,101)          1,053,918       (7,561,309)

Cash flows provided by financing activities:
  Purchase of treasury stock            0                  0         (646,430)
  Proceeds from exercise of
   stock options . . . . .        253,250             87,500            62,500
  Proceeds from private
   placement of stock
   (Note 4). . . . . . . .              0                  0         5,000,001
  Proceeds from note payable
   (Note 7). . . . . . . .      4,000,000                  0                 0
                             ------------        -----------       -----------
  Net cash provided by
   financing activities. .      4,253,250             87,500         4,416,071

Net (decrease) increase in
 cash and cash equivalents:
  Cash and cash equivalents
   at beginning of the year       155,440            364,354           221,457
  Cash and cash equivalents
   at end of the year. . .        145,588            155,440           364,354
                              -----------        -----------       -----------
  Net (decrease) increase
   in cash and cash
   equivalents . . . . . .    $   (9,852)        $ (208,914)       $   142,897
                              ===========        ===========       ===========

Supplemental disclosures of
 cash flow information:
  Income taxes paid. . . .    $     5,909        $    57,234       $     8,323

   The accompanying notes are an integral part of these financial statements.

                      STATEMENTS OF CHANGES IN NET ASSETS

                              Year Ended         Year Ended         Year Ended
                       December 31, 1997  December 31, 1996  December 31, 1995

Changes in net assets from operations:

  Net operating loss. . .   $(1,498,141)       $(1,291,065)       $(1,099,409)
  Net realized (loss)
   gain on investments. .    (2,079,677)        (2,465,175)          1,371,349
  Net (decrease) increase
   in unrealized appreciation
   on investments as a
   result of sales. . . .    (1,818,966)          1,641,606          (146,372)
  Net increase in unrealized
   appreciation on investments
   held . . . . . . . . .      2,788,209          1,325,642            304,591
                            ------------       ------------       ------------
  Net (decrease) increase in
   net assets resulting from
   operations . . . . . .    (2,608,575)          (788,992)            430,159

Changes in net assets from
 capital stock transactions:

  Purchase of stock . . .              0                  0          (646,430)
  Restricted stock award
   (Note 3) . . . . . . .              0                  0            110,283
  Proceeds from exercise of
   stock options and warrants    253,250             87,500             62,500
  Proceeds from private placement
   of common stock (Note 4)            0                  0          5,000,001
  Tax benefit of restricted
   stock award and common
   stock transactions . .         77,656             72,186            294,594
                             -----------       ------------        -----------
  Net increase in net assets
   resulting from capital
   stock transactions . .        330,906            159,686          4,820,948


Net (decrease) increase
 in net assets. . . . . .    (2,277,669)          (629,306)          5,251,107

Net assets:

  Beginning of the year .     35,932,603         36,561,909         31,310,802
                             -----------        -----------        -----------
  End of the year . . . .    $33,654,934        $35,932,603        $36,561,909
                             ===========        ===========        ===========

    The accompanying notes are an integral part of these financial statements.

                  SCHEDULE OF INVESTMENTS DECEMBER 31, 1997

                                      Method of          Shares/
                                  Valuation (3)        Principal         Value

Investments in Unaffiliated Companies (12)(13)(14) --
11.4% of total investments

Publicly Traded Portfolio (Common stock unless noted otherwise) --
8.9% of total investments

  Oil and Gas Related
    CORDEX Petroleums Inc. (1)
      Argentine and Chilean oil
        and gas exploration
      Class A Common Stock . . . . . . (C)             4,052,080      $156,423

  Biotechnology and Healthcare Related
    Fuisz Technologies, Ltd. (1)(4). . (C)               125,000     1,062,500
    Guilford Pharmaceuticals (1)(4). . (C)                10,000       201,563
    Keravision, Inc. (1)(4). . . . . . (C)                60,000       384,375

  Energy Research Corporation (1)(4)
    -- Fuel Cell Energy. . . . . . . . (C)                35,000       556,719

  Princeton Video Image, Inc. (1)(2)(7)
    -- Real time sports and
    entertainment advertising -- 1.5% of
    fully diluted equity . . . . . . . (C)               150,200     1,064,895
                                                                    ----------
Total Publicly Traded Portfolio (cost: $3,018,422) . . . . . . . .  $3,426,475


Private Placement Portfolio (Illiquid) -- 2.5% of total investments

  Exponential Business Development
    Company (1)(2)(5) -- Venture capital
    partnership focused on early stage
    companies
      Limited partnership interest . . (A)                   --     $   25,000

  MedLogic Global Corporation (1)(2) --
    Medical cyanoacrylate adhesive --
    1.08% of fully diluted equity
      Series B Convertible
        Preferred Stock. . . . . . . . (A)               60,319
        Common Stock . . . . . . . . . (A)               25,798
        Warrants @ $5.00 expiring
         earlier of Initial Public
         Offering registration and
         12/31/98. . . . . . . . . . . (A)              115,869        943,296
                                                                    ----------
Total Private Placement Portfolio (cost: $1,058,775) . . . . . . .  $  968,296

Total Investments in Unaffiliated
  Companies (cost: $4,077,197) . . . . . . . . . . . . . . . . . .  $4,394,771

      The accompanying notes are an integral part of this schedule.

                 SCHEDULE OF INVESTMENTS DECEMBER 31, 1997

                                       Method of        Shares/
                                   Valuation (3)      Principal          Value

Investments in Non-Controlled Affiliates (12)(14) --
42.8% of total investments

Publicly Traded Portfolio -- 17.7% of total investments

  Nanophase Technologies Corporation
    (1)(2)(6)(8) -- Manufactures
    and markets inorganic crystals of
    nanometric dimensions -- 5.1%
    of fully diluted equity
    Common Stock . . . . . . . . . .     (C)            730,916     $6,854,660
                                                                    ----------

Total Publicly Traded Portfolio (cost: $1,626,204) . . . . . . . .  $6,854,660

Private Placement Portfolio (Illiquid) -- 25.1% of total investments

  Genomica Corporation (1)(2)(5)(6)(9)
     -- Develops software that enables
     the study of complex genetic
     diseases -- 11.0% of fully
     diluted equity
     Common Stock . . . . . . . . . .    (A)            199,800
     Series A Voting Convertible
       Preferred Stock. . . . . . . .    (A)          1,660,200     $1,000,304

  NBX Corporation (1)(2)(6)(10) --
    Exploits innovative distributed
    computing technology for use in
    small business telephone systems
    -- 15.1% of fully diluted equity
    Series A Convertible Preferred Stock (B)            500,000
    Series C Convertible Preferred Stock (B)            240,793
    Series D Convertible Preferred Stock (B)             59,965      4,540,298

  PHZ Capital Partners Limited Partnership (2)
    -- Organizes and manages investment
    partnerships -- 20.0% of fully diluted
    equity
    Limited partnership interest . . . . (D)                 --      1,405,622
    One year 8% note due 9/22/98 . . . . (A)         $  500,000        500,000

  PureSpeech, Inc. (1)(2)(6) -- Develops
    and markets innovative speech
    recognition technology -- 8.8% of
    fully diluted equity
    Series A Convertible Preferred Stock (D)            190,476              1
    Convertible Promissory Note . . . .  (D)         $  243,980              1

  Questech Corporation (1)(2)(6) --
    Manufactures and markets proprietary
    decorative tiles and signs -- 15.2% of
    fully diluted equity
    Common Stock. . . . . . . . . . . .  (D)            565,792      2,263,168
    Warrants at $4.00 expiring 11/28/01  (A)            166,667            167
                                                                    ----------
Total Private Placement Portfolio (cost: $7,154,287) . . . . . . . $ 9,709,561

Total Investments in Non-Controlled Affiliates (cost: $8,780,491). $16,564,221

         The accompanying notes are an integral part of this schedule.

                 SCHEDULE OF INVESTMENTS DECEMBER 31, 1997

                                      Method of           Shares/
                                  Valuation (3)         Principal        Value

Private Placement Portfolio in Controlled
Affiliates (12)(14) (Illiquid) -- 6.6% of total investments

  BioSupplyNet, Inc. (1)(2)(6)(11) --
    Expands commercially the print
    and World Wide Web product
    directories developed by Cold
    Spring Harbor Laboratory Press --
    42.7% fully diluted equity
    Series A Convertible
      Preferred Stock. . . . . . . .   (A)               775,000   $   775,000
    Convertible Note (Note 7). . . .   (A)            $   50,000        50,000

  MultiTarget, Inc. (1)(2)(6) --
    Developing intellectual property
    related to localized treatment
    of cancer -- 37.5% of fully
    diluted equity
    Series A Convertible
      Preferred Stock. . . . . . . .   (A)               375,000       210,000

  NeuroMetrix, Inc. (1)(2)(6) --
    Developing devices for: 1) diabetics
    to monitor their blood glucose and
    2) detection of carpal tunnel syndrome
    -- 30.0% of fully diluted equity
    Series A Convertible
      Preferred Stock. . . . . . . .   (A)               175,000
    Series B Convertible
      Preferred Stock. . . . . . . .   (A)               125,000       410,000
    Convertible Note (Note 8). . . .   (A)           $ 1,100,000     1,100,000
                                                                    ----------

Total Private Placement Portfolio
 in Controlled Affiliates (cost: $2,545,000) . . . . . . . . . . . $ 2,545,000

U.S. Government Obligations -- 39.2% of total investments

  U.S. Treasury Note dated 03/01/93
    due date 02/28/98 -- 5.125% rate   (H)           $ 5,000,000   $ 4,996,100
  U.S. Treasury Bill dated 01/09/97
    due date 01/08/98 -- 5.2% yield.   (K)           $   975,000       966,383
  U.S. Treasury Bill dated 07/17/97
    due date 01/15/98 -- 5.2% yield.   (K)           $   425,000       421,229
  U.S. Treasury Bill dated 08/14/97
    due date 02/12/98 -- 5.0% yield.   (K)           $ 1,125,000     1,115,294
  U.S. Treasury Bill dated 08/28/97
    due date 02/26/98 -- 5.2% yield.   (K)           $ 7,720,000     7,656,232
                                                                    ----------
Total Investments in U.S. Government Obligations
 (cost: $15,097,810) . . . . . . . . . . . . . . . . . . . . . . . $15,155,238
                                                                   -----------
Total Investments -- 100% (cost: $30,500,498). . . . . . . . . . . $38,659,230
                                                                   ===========
        The accompanying notes are an integral part of this schedule.

              SCHEDULE OF INVESTMENTS DECEMBER 31, 1997


Notes to Schedule of Investments

 (1) Represents a non-income producing security. Equity investments that have not paid dividends within the last twelve months are considered to be non-income producing.
 (2)  Legal restrictions on sale of investment.
 (3) See Footnote to Schedule of Investments for a description of the Method of Valuation A to L.
 (4) These investments were made during 1997. Accordingly, the amounts shown on the schedule represent the gross additions in 1997.
 (5) No changes in valuation occurred in these investments during the year ended December 31, 1997.
 (6) These investments are development stage companies. A development stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either has not yet commenced its planned principal operations or has commenced such operations but has not realized significant revenue from them.
 (7) Formerly named Princeton Electronic Billboard, Inc. As of December 31, 1997, the market price per share of Princeton Video Image, Inc.
      ("PVII") was $9.375. As of March 13, 1998, the market price was $6.53125 and the Company valued its holding at $769,262. The Company is subject to a lock-up agreement on the stock which expires December 16, 1998.
 (8) As of December 31, 1997, the market price per share of Nanophase Technologies Corporation ("NANX") was $12.6875. As of March 13, 1998, the market price per share was $6.00, and the Company valued its holding at $3,373,178. The Company is subject to a lock-up agreement on the stock which expires on May 26, 1998.
 (9) Genomica Corporation was cofounded by the Company, Cold Spring Harbor Laboratory and Falcon Technology Partners, LP. Mr. G. Morgan Browne serves on the Board of Directors of the Company and is Administrative Director of Cold Spring Harbor Laboratory.
(10)  Formerly named PowerVoice Technologies, Inc.
(11) BioSupplyNet, Inc. was cofounded by the Company, Cold Spring Harbor Laboratory and other investors. Mr. G. Morgan Browne serves on the Board of Directors and is Administrative Director of Cold Spring
      Harbor Laboratory.
(12) Investments in unaffiliated companies consist of investments where Harris & Harris Group, Inc. (the "Company") owns less than 5 percent of the investee company. Investments in non-controlled affiliated companies consist of investments where the Company owns more than 5 percent but less than 25 percent of the investee company. Investments in controlled affiliated companies consist of investments where the Company owns more than 25 percent of the investee company.
(13) The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $4,184,874. The gross unrealized appreciation based on tax cost for these securities is $644,217.
      The gross unrealized depreciation on the cost for these securities is $434,320.
(14) The percentage ownership of each investee disclosed in the Schedule of Investments expresses the potential common equity interest in each such investee. The calculated percentage represents the amount of issuer's common stock the Company owns or can acquire as a percentage of the issuer's total outstanding common stock plus common shares reserved for issued and outstanding warrants, convertible securities and stock options.

         The accompanying notes are an integral part of this schedule.
                                  26

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

     Market value for securities traded on securities exchanges or on the Nasdaq National Market is the last reported sales price on the day of valuation. For other securities traded in the over-the-counter market and listed securities for which no sale was reported on that day, market value is the mean of the closing bid price and asked price on that day.

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

     The Company elected to become a BDC on July 26, 1995, after receiving the necessary approvals. From September 30, 1992 until the election of BDC status, the Company operated as a closed-end, non-diversified, investment company under the 1940 Act. Upon commencement of operations as an investment company, the Company revalued all of its assets and liabilities at fair value as defined in the 1940 Act. Prior to such time, the Company was registered and filed under the reporting requirements of the Securities and Exchange
Act of 1934 as an operating company and, while an operating company, operated directly and through subsidiaries.

     On September 25, 1997, the Company's Board of Directors approved a proposal to seek qualification in 1998 as a Regulated Investment Company ("RIC") under Sub-Chapter M of the Internal Revenue Code. As a RIC, the Company must, among other things, distribute at least 90 percent of its taxable net income and may either distribute or retain its taxable net realized capital gains on investments. There can be no assurance that the Company will qualify as a RIC or that if it does qualify, it will continue to qualify. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments.")

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

     Securities Transactions. Securities transactions are accounted for on the date the securities are purchased or sold (trade date); dividend income is recorded on the ex-dividend date; and interest income is accrued as earned. Realized gains and losses on investment transactions are determined on the first-in, first-out basis for financial reporting and tax bases.

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

     Reclassifications. Certain reclassifications have been made to the December 31, 1995 and December 31, 1996 financial statements to conform to the December 31, 1997 presentation.

     Estimates by Management. The preparation of the financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31,1997 and 1996, and the reported amounts of revenues and expenses for the three years ended December 31, 1997. Actual results could differ from these estimates.

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

     The Company's 1988 Plan was cancelled as of December 31, 1997, canceling all outstanding stock options and eliminating all potential stock option grants. As of January 1, 1998, the Company adopted the Harris & Harris Group, Inc. Employee Profit-Sharing Plan ("Plan") that provides for profit-sharing equal to 20 percent of net after-tax income, with the exception of unrealized gains as of September 30, 1997, on which gains the Company will not pay employee profit-sharing. For the three months ended December 31, 1997, the Company had accrued $423,808 under the Plan.

     Under the 1988 Plan, the number of shares of common stock of the Company reserved for issuance was equal to 20 percent of the outstanding shares of common stock of the Company at the time of grant. However, so long as warrants, options, and rights issued to persons other than the Company's directors, officers, and employees at the time of grant remain outstanding, the number of reserved shares under the 1988 Plan may not exceed 15 percent of the outstanding shares of common stock of the Company at the time of grant, subject to certain adjustments.

     The 1988 Plan provided for the issuance of incentive stock options and non-qualified stock options to eligible employees as determined by the Compensation Committee of the Board (the "Committee"), which is composed of four non-employee directors. The Committee also had the authority to construe and interpret the 1988 Plan, to establish rules for the administration of the 1988 Plan and, subject to certain limitations, to amend the terms and conditions of any outstanding awards. Options may have been exercised for up to 10 years from the date of grant at prices not less than the fair market value of the Company's common stock at the date of grant.
The 1988 Plan provided that payment by the optionee upon exercise of an option may have been made using cash or Company stock held by the optionee.

     The Company accounted for the 1988 Plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the 1988 Plan been determined consistent with the fair value method required by FASB Statement No. 123 ("FASB No. 123"), the Company's net realized (loss) income and net asset value per share would have been reduced to the following pro-forma amounts:
                                      31

                                      1997             1996             1995
Net Realized (Loss) Income:

As Reported                       $(3,577,818)    $ (3,756,240)     $  271,940
Pro Forma                         $(3,921,583)    $ (4,197,096)     $ (88,752)

Net Asset Value per share:

As Reported                           $3.15            $3.44            $3.54
Pro Forma                             $3.12            $3.40            $3.51

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                      1997              1996            1995

Stock volatility                      0.60              0.60            0.59
Risk-free interest rate                6.3%              6.8%            6.5%
Option term in years                     7                 7               7
Stock dividend yield                   - -               - -             - -

    Because the FASB No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost and related impact on net realized (loss) income and net asset value per share may not be representative of that value to be expected in future years.

     A summary of the status of the Company's 1988 Plan at December 31, 1997 and 1996 and changes during the years then ended is presented in the table and narrative below:

                                  December 31, 1997   December 31, 1996
                       Shares           Weighted      Shares         Weighted
                                         Average                      Average
                                  Exercise Price               Exercise Price

Outstanding at
beginning of year    1,080,000           $4.584      1,050,000        $4.445

Granted                300,000           $3.875        160,000        $5.008

Exercised              158,000           $1.603         50,000        $1.750

Forfeited              397,000           $5.267         80,000        $5.375

Expired                  - -               - -           - -            - -

Canceled               825,000           $4.569          - -            - -

Outstanding at end
of year                      0                0      1,080,000        $4.584

Exercisable at end
of year                      0                0        390,000        $3.334

Weighted average
fair value of
options granted          $2.50              - -         $3.222          - -

     During 1997, the Chairman of the Company exercised a warrant to purchase 237,605 shares of common stock at a price of $2.0641.


NOTE 4.  CAPITAL STOCK TRANSACTIONS

     On May 18, 1995, the Company completed a $5,000,001 private placement to subsidiaries of American Bankers Insurance Group of 1,075,269 unregistered shares of its common stock at $4.65 per share, which was the average closing price of the Company's common stock on the Nasdaq National Market during the prior ten trading days. As part of the transaction, American Bankers Insurance Group has been granted certain registration rights and has executed a standstill agreement.


NOTE 5.  EMPLOYEE BENEFITS

     The Company has an employment and severance contract with its Chairman, Charles E. Harris, pursuant to which he is to receive compensation in the form of salary and other benefits. The term of the contract expires on December 31, 1999. Base salary is to be increased annually to reflect inflation and in addition may be increased by such amount as the Compensation Committee of the Board of Directors of the Company deems appropriate. In addition, Mr. Harris would be entitled, under certain circumstances, to receive severance pay under the employment and severance contracts.

     As of January 1, 1989, the Company adopted an employee benefits program covering substantially all employees of the Company under a 401(k) Plan and Trust Agreement. During 1997, contributions to the plan that have been charged to operations totaled approximately $37,000.

     On June 30, 1994, the Company adopted a plan to provide medical and health coverage for retirees, their spouses and dependents who, at the time of their retirement, have ten years of service with the Company and have attained 50 years of age or have attained 45 years of age and have 15 years of service with the Company. On February 10, 1997, the Company amended this plan to include employees who "have seven full years of service and have attained 58 years of age." The coverage is secondary to any government provided or subsequent employer provided health insurance plans. Based upon actuarial estimates, the Company provided an original reserve of $176,520 that was charged to operations for the period ending June 30, 1994. As of December 31,1997, the Company had a reserve of $232,415 for the plan.


NOTE 6.  INCOME TAXES

     As of December 31, 1997, the Company had not elected tax treatment available to RICs under Sub-Chapter M of the Code. Accordingly, for federal and state income tax purposes, the Company is taxed at statutory corporate rates on its income, which enables the Company to offset any future net operating losses against prior years' net income. The Company may carry back operating losses against net income two years and carryforward such losses 15 years.

     For the years ended December 31, 1997, 1996 and 1995, the Company's income tax (benefit) provision was allocated as follows:

                                           1997          1996            1995

Investment operations              $  (933,103)   $  (680,834)      $(597,215)
Realized (loss) gain on investments (1,119,825)    (1,327,401)         738,419
Increase (decrease) in unrealized
  appreciation on investments           521,900      1,597,748          85,195
                                   ------------   ------------      ----------
Total income tax (benefit)
  provision                        $(1,531,028)   $  (410,487)      $  226,399
                                   ============   ============      ==========

The above tax (benefit) provision consists of the following:


Current -- Federal                 $          0   $(2,047,304)      $ (38,319)
Deferred -- Federal                 (1,531,028)      1,636,817         264,718
                                   ------------   ------------      ----------
Total income tax (benefit)
  provision                        $(1,531,028)   $  (410,487)      $  226,399
                                   ============   ============      ==========

     The Company's net deferred tax liability at December 31, 1997 and 1996 consists of the following:

                                                         1997            1996
Unrealized appreciation on investments           $  2,817,898      $2,295,998
Net operating loss carryforward                   (1,856,989)               0
Medical retirement benefits                          (81,345)        (72,320)
Other                                               (211,867)        (36,231)
                                                 ------------      ----------
Net deferred income tax liability                $    667,697      $2,187,447
                                                 ============      ==========

         On September 25, 1997, the Company's Board of Directors approved a proposal to seek qualification in 1998 as a RIC under Sub-Chapter M of the Code. As a RIC, the Company annually must distribute at least 90 percent of its investment company taxable income as a dividend and may either distribute or retain its taxable net capital gains from investments. There can be no assurance that the Company will qualify as a RIC or that, if it does qualify, it will continue to qualify. To initially qualify as a RIC, the Company must pay a dividend to shareholders equal to the Company's cumulative realized earnings and profits ("E&P"). The Company currently estimates that its E&P as of December 31, 1997 was approximately $7.8 million and it currently intends to distribute such E&P prior to year-end 1998. Continued qualification as a RIC requires the Company to satisfy certain portfolio diversification requirements in future years. The Company's ability to satisfy those requirements may not be controllable by the Company. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Recent Developments.")

     The Company incurred $100,000 in additional legal and accounting costs as part of the effort in seeking RIC qualification.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

     During 1993, the Company signed a ten-year lease with sublet provisions for office space. In 1995, this lease was amended to include additional
office space.   Rent expense under this lease for the year ended December
31, 1997, was $130,092. Future minimum lease payments in each of the following years are: 1998 -- $168,768; 1999 -- $176,030; 2000 -- $178,561;
2001 -- $178,561; 2002 -- $178,561; thereafter $101,946.

     In December 1993, the Company and MIT announced the establishment by the Company of the Harris & Harris Group Senior Professorship at MIT. Prior to the arrangement for the establishment of this Professorship, the Company had made gifts of stock in start-up companies to MIT. These gifts, together with the contribution of $700,000 in cash in 1993, which was expensed by the Company in 1993, were used to establish this named chair. The Company contributed to MIT securities with a cost basis of $3,280, $20,000 and $20,000 in 1993, 1994, and 1995, respectively. These contributions will be applied to the MIT Pledge at their market value at the time the shares become publicly traded or otherwise monetized in a commercial transaction and are free from restriction as to sale by MIT. At December 31, 1997, the Company would have to fund additional cash and/or property that would have to be valued at a total of approximately $750,000 by December 1998, in order for the Senior Professorship to become permanent.

     In June 1997, the Company agreed to provide one of its investee companies with a $450,000 revolving line of credit, of which $50,000 had been used through December 31, 1997. The purpose of this line of credit, which will be secured by accounts receivable, is to provide for seasonal cash flow. To the extent that this line of credit is utilized, the Company will also receive warrants to purchase common stock.

     In December 1997, the Company signed a Demand Promissory Note for a $4,000,000 line of credit with J.P. Morgan collateralized by the Company's U.S. Treasury obligations. As of December 31, the Company had borrowed $4,000,000 against the line of credit. From December 31, 1997 to January
2, 1998, the rate on the line of credit was prime (8.5 percent). From January 2, 1998 to April 2, 1998, the interest rate on the line of credit was libor plus 1.5 (7.3125 percent).

NOTE 8.  SUBSEQUENT EVENTS

     On February 27, 1998, the Company converted its $1,100,000
NeuroMetrix, Inc. Convertible Note into 229,620 shares of Series C-2 Preferred Stock, as part of a $4 million financing of NeuroMetrix, Inc.

                     SELECTED PER SHARE DATA AND RATIOS

Per share operating performance:



                    Year Ended  Year Ended  Year Ended  Year Ended  Year Ended
                      December    December    December    December    December
                      31, 1997    31, 1996    31, 1995    31, 1994    31, 1993
                    ----------  ----------  ----------  ----------  ----------
Net asset value,
 beginning of
 period            $      3.44 $      3.54 $      3.43 $      3.66  $     2.71

  Net operating
   loss                 (0.14)      (0.12)      (0.11)      (0.25)      (0.19)
  Net realized
   (loss) gain          (0.19)      (0.24)        0.14        0.01        2.75
  Net (decrease)
   increase in
   unrealized
   appreciation as
   a result of sales    (0.17)        0.16      (0.01)      (0.11)      (1.78)
  Net increase
   (decrease) in
   unrealized
   appreciation on
   investments held       0.26        0.13        0.03        0.01        0.25
  Net (decrease)
   increase from capital
   stock transactions   (0.05)      (0.03)        0.06        0.11      (0.08)
                   ----------- -----------  ----------  ----------  ----------
Net asset value,
 end of period     $      3.15 $      3.44  $     3.54  $     3.43  $     3.66
                   =========== ===========  ==========  ==========  ==========

Market value per
 share, end of
 period            $      3.50 $      3.75  $    7.875  $    6.375  $    8.250


Deferred income
 tax per share      $      0.06 $      0.21  $    0.050  $    0.030  $    0.080


Ratio of expenses
 to average net assets      9.1%        8.1%        8.3%       13.6%     11.3%

Ratio of net operating
 loss to average net
 assets                     4.5%        3.5%        3.2%        7.1%      6.0%


Investment return based on:
Stock price               (6.7)%     (52.4)%       23.5%     (22.7)%     88.6%
Net asset value           (8.4)%      (2.8)%        3.2%      (6.3)%     35.0%


Portfolio turnover         77.2%       51.3%       51.2%      136.4%    118.1%


Net assets, end of
  period            $33,654,934 $35,932,603 $36,561,909 $31,310,802 $32,749,297


Number of shares
 outstanding         10,692,971  10,442,682  10,333,902   9,136,747  8,944,828


       The accompanying notes are an integral part of this schedule.

Item 9.  Disagreements on Accounting and Financial Disclosure

       None.
                                   37

PART III

Item 10.  Directors and Executive Officers of the Company

OFFICERS

* Charles E. Harris, Chairman, Chief Executive Officer and Chief Compliance Officer. For additional information about Mr. Harris, please see the Directors' biographical information section below.

     Mel P. Melsheimer, age 58, has served as President, Chief Operating Officer and Chief Financial Officer since February 1997. Previously, Harris & Harris Group utilized Mr. Melsheimer as a nearly full-time consultant or officer of an investee company since March 1994. Mr. Melsheimer has had extensive entrepreneurial experience as well as senior operational and financial management responsibilities with public and privately owned companies. From November 1992 to February 1994, he served as Executive
Vice President, Chief Operating Officer and Secretary of Dairy Holdings, Inc. From June 1991 to August 1992, he served as President and Chief Executive Officer of Land-O-Sun Dairies as well as Executive Vice President of Finevest Foods, Inc. From March 1989 to May 1991, he served as Vice President, Chief Financial Officer and Treasurer of Finevest Foods, Inc. From January 1984 to February 1989, he served as Chairman, Chief Executive Officer and Founder of PHX Pacific, Inc. and President and Chief Executive Officer of MPM Capital Corp. From January 1981 to December 1983, he served as Executive Vice President and Chief Operating Officer of AZL Resources. From November 1975 to December 1980, he served as Executive Vice President and Chief Financial Officer of AZL Resources. From January 1968 to November 1975, he served in a financial capacity before becoming Vice President and Chief Financial Officer of Pepsi-Cola Company, PepsiCo, Inc. in 1972. He was graduated from the University of Southern California (MBA) and Occidental College (B.A., Economics).

     Rachel M. Pernia, age 38, has served since January 1992 as a Vice President and Controller of the Company, as Treasurer since November 1994 and Secretary since September 1996. From 1988 until Ms. Pernia joined the Company, she was employed as Assistant Controller for Cellcom Corp. From 1985 through 1988, she was employed as a senior corporate accountant by Bristol-Myers Squibb Company. She was graduated from Rutgers University (B.A., 1981) and is a certified public accountant.

Compliance with Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Corporation's officers and directors, and persons who own more than ten percent of the Corporation's common stock to file reports
(including a year-end report) of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and to furnish the Corporation with copies of all reports filed.

                                 38

     Based solely on a review of the forms furnished to the Corporation, or written representations from certain reporting persons, the Corporation believes that except for a late filing of Form 4 by Dr. C. W. Bardin in connection with a purchase of shares and a late filing of Form 5 by Charles
E. Harris in connection with 13 charitable gifts of Harris & Harris Group, Inc. shares donated by the Susan T. and Charles E. Harris Foundation, all persons who were subject to Section 16(a) in 1997 complied with the filing requirements.

DIRECTORS

     Dr. C. Wayne Bardin, age 63, was elected to the Company's Board of Directors in December 1994. Dr. Bardin is currently President of Thyreos Corp., a privately held, start up pharmaceutical company. His recent professional appointments have included: Vice President, The Population Council; Professor of Medicine, Chief of the Division of Endocrinology,
The Milton S. Hershey Medical Center of Pennsylvania State University; and Senior Investigator, Endocrinology Branch, National Cancer Institute. Dr. Bardin also serves as a consultant to several pharmaceutical companies. He has directed basic and clinical research leading to over 500 publications and patents. He has negotiated 15 licensing and manufacturing agreements.
He has directed clinical R&D under 18 INDs filed with the U.S. FDA. Dr. Bardin has been appointed to the editorial boards of 15 journals. He has also served on national and international committees and boards for NIH, WHO, The Ford Foundation, and numerous scientific societies. Dr. Bardin received a B.A. from Rice University; a M.S. and M.D. from Baylor University and a Doctor Honoris Causa from the University of Caen and the University of Paris.

     Dr. Phillip A. Bauman, age 42, was elected to the Company's Board of Directors in February 1998. Dr. Bauman is an orthopedic surgeon who is in practice in New York City and and holds an academic appointment at Columbia University since 1988. He is a principal and Vice President of Orthopedic Associates of New York since 1994. He is also the director of Miller Health Care Institute associated with St. Luke's/Roosevelt Hospital Center in New York City since 1995. He holds a bachelor's and master's degree in biology from Harvard University and a medical degree from Columbia University. Dr. Bauman was elected a fellow of the American Academy of Orthopedic Surgeons in 1991 and is affiliated with the New York Academy of Medicine and is on the advisory board of a medical research foundation. Dr. Bauman is William
R. Polk's son-in-law.

     G. Morgan Browne, age 63, was elected to the Company's Board of Directors in June 1992. Since 1985, Mr. Browne has been Administrative Director of the Cold Spring Harbor Laboratory, a private not-for-profit institution that conducts research and education programs in the fields of molecular biology and genetics. In prior years, he was active in the management of numerous scientifically based companies as an individual consultant or as an associate of Laurent Oppenheim Associates, Industrial Management Consultants. He is a director of OSI Pharmaceuticals, Inc. (principally engaged in drug discovery based on gene transcription), a founding director of the New York Biotechnology Association, and a founding director and Treasurer of the Long Island Research Institute. He is a graduate of Yale University and attended New York University Graduate School of Business.

                                39
     Harry E. Ekblom, age 69, was elected to the Company's Board of Directors in 1984. Mr. Ekblom is a partner in Ekblom & Ekblom LLC and President of Harry E. Ekblom & Co., Inc. He is the former Vice Chairman of A.T. Hudson & Co. Inc. Before 1984, he was employed by European American Bank as the Chairman of its Board of Directors and Chief Executive Officer. Mr. Ekblom is a director of The Commercial Bank of New York. He is a graduate of Columbia College and the New York University School of Law, a member of the New York Bar, and holds honorary degrees from Hofstra University and Pace University.

     Dugald A. Fletcher, age 68, was elected to the Company's Board of Directors in June 1996. Mr. Fletcher has been President of Fletcher & Company, Inc., a management consulting firm, for the past five years. He was also Chairman of Binnings Building Products Company, Inc. and is an Advisor to the Gabelli Growth Fund and a Director of Gabelli Convertible Securities Fund. Previously, he was an advisor to the Gabelli/Rosenthal LP, a leveraged buyout fund; Chairman of Keller Industries (building and consumer products); Director and investor in Mid-Atlantic Coca-Cola Bottling Company; Senior
Vice President of Booz-Allen & Hamilton and President of Booz-Allen Acquisition Services; Executive Vice President and a Director of Paine Webber, Inc.; and President of Baker, Weeks and Co.,Inc. He is a graduate of Harvard College and of Harvard Business School.

* Charles E. Harris, age 55, has been a director of the Company and Chairman of its Board of Directors since April 1984. He has served as Chief Executive Officer of the Company since July 1984. From April 1990 to August 1991, he served as Chairman of publicly owned Ag Services of America, Inc., in which the Company then held an equity interest. From its formation in November 1989 until June 1990, he served as Chairman and Chief Executive Officer of publicly owned Molten Metal Technology, Inc., which the Company cofounded and in which the Company then held an equity interest. From July 1986 to January 1989, he served as Chairman of publicly owned Re Capital Corporation, which the Company founded and in which the Company then held an equity interest. From July 1984 to July 1985, he served as a director and was the control person of publicly owned Alliance Pharmaceutical, which the Company founded and in which the Company then held an equity interest. Prior to 1984, he was Chairman of Wood, Struthers and Winthrop Management Corp., the investment advisory subsidiary of Donaldson, Lufkin & Jenrette.
He was a member of the Advisory Panel for the Congressional Office of Technology Assessment. He is a member of the New York Society of Security Analysts. Among his eleemosynary activities, he is a Trustee of The Institute for Genomic Research, a life-sustaining fellow of the Massachusetts Institute of Technology and a member of the President's Council of Cold Spring Harbor Laboratory. He was graduated from Princeton University
(A.B., 1964) and the Columbia University Graduate School of Business
(MBA, 1967).

     Jon J. Masters, age 60, was elected to the Company's Board of Directors in February 1992. Since July 1996, Mr. Masters has been Vice Chairman of Robb Peck McCooey Specialist Corporation. Prior to that, since 1976, he was a member of the law firm of Christy & Viener, which he cofounded. Mr. Masters is a graduate of Princeton University and Harvard Law School.

[FN]
* Charles E. Harris is an "interested person" of the Company, as defined in the Investment Company Act of 1940, as an owner of more than five percent of the Company's stock, as a control person and as an officer of the Company.

                                  40
     Glenn E. Mayer, age 72, has been a director of the Company since 1981. In December 1991, Mr. Mayer joined, as a Senior Vice President, the Investment Banking division of Reich & Company. Reich & Co. is now a division of Fahnestock & Company, Inc., a member firm of the New York Stock Exchange. For 15 years prior to that, he was employed by Jesup & Lamont Securities Co. and its successor firms, in the Corporate Finance department. Mr. Mayer is a graduate of Indiana University.

     William R. Polk, age 69, has been a director of the Company since August 1988. For the last seven years, Mr. Polk has been a self-employed consultant. The author of some 15 books and over 100 articles, he has been an advisor to a number of corporations including Schroder Bank, Citibank, Crocker National Bank, TWA, Teledyne, Volkswagen, Time Inc. and of the United Nations. He is the former President of the Adlai Stevenson Institute of International Affairs, a former member of the Policy Planning Council of the United States Department of State, and a former Professor of History of the University of Chicago and of Harvard University. Mr. Polk is a graduate of Harvard University (B.A. with Honors and Ph.D) and of Oxford University (B.A. with Honors and M.A.) and has received various academic, foundation and governmental awards. Mr. Polk is the father-in-law of Dr. Phillip A. Bauman.

     James E. Roberts, age 52, was elected to the Company's Board of Directors in June 1995. Since May 1995, Mr. Roberts has been Vice Chairman of Trenwick America Reinsurance Corporation. During the nine years prior to that, Mr. Roberts held the following positions at Re Capital Corporation: President and Chief Executive Officer, from 1992 to 1995; President and Chief Operating Officer, 1991 to 1992; Director since 1989 and Senior Vice President, 1986 to 1991; President and Chief Executive Officer of the Company's principal operating subsidiary, Re Capital Reinsurance Corporation, from 1991 to 1995. Mr. Roberts has also served as Senior Vice President and Chief Underwriting Officer of North Star Reinsurance Corporation, from 1979 to 1986; Vice President of Rollins Burdick Hunter of New York, Inc., 1977 to 1979;
Secretary of American Home Assurance/National Union Insurance Group of American International Group, Inc., 1973 to 1977; and commercial casualty underwriter at Continental Insurance Company, 1972 to 1973. Mr. Roberts is a graduate of Cornell University.

Item 11.  Executive Compensation

Summary Compensation Table

      The following table sets forth a summary for each of the last three years of the cash and non-cash compensation awarded to, earned by, or paid to the Chief Executive Officer of the Company and the other executive officers of the Company, whose individual remuneration exceeded $100,000 for the year ended December 31, 1997. The Company's 1988 Stock Option Plan was canceled on December 31, 1997, canceling all stock options and eliminating all potential stock option grants.

                            Annual Compensation                   Long-Term
                                                                 Compensation
                                                                     Awards
             ---------------------------------------------------  -----------
Name                                 Other          All
and Principal                         Annual         Other            Stock
Position      Year  Salary   Bonus   Compensation   Compensation    Options
------------ -----  ------   -----   ------------   ------------    -------
                     ($)      ($)       ($) (1)      ($) (2)          (#)

Charles E.   1997   574,380   - -        - -           9,500          - -
Harris       1996   557,650   - -        - -           9,500          - -
Chairman,    1995   543,818   - -        - -           9,240        160,000
CEO & Chief
Compliance
Officer
(3)

Mel P.       1997   209,852   - -       61,992         9,500        300,000
Melsheimer   1996   203,248   - -        - -            - -           - -
President &  1995   206,434   - -        - -            - -           - -
COO (4)


David C.     1997   194,100   - -        - -            - -           - -
Johnson,Jr.  1996   197,397   - -        - -           9,500          - -
EVP (5)      1995   192,500   - -        - -           9,240        200,000

 (1) Other than Mr. Melsheimer, amounts of "Other Annual Compensation" earned by the named executive officers for the periods presented did not meet the threshold reporting requirements.

 (2) Amounts reported represent the Company's contributions on behalf of the named executive to the Harris & Harris Group, Inc. 401(k) Plan described below.

 (3) The Company has an employment contract with Charles E. Harris that was amended on June 30, 1992, January 3, 1993, June 30, 1994 and January 1, 1998 (the "Employment Contract"). The term of the Employment Contract expires on December 31, 1999.

      Mr. Harris is to receive compensation under his Employment Contract in the form of salary and other benefits. Annual base salary is to be increased annually as of January 1 of each year to reflect inflation and in addition may be increased by such amounts as the Board deems appropriate. The amendment on January 1, 1998 reduced Mr. Harris's salary to $200,000 and allowed him to pursue other business opportunities and investments.

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

      In addition, Mr. Harris is entitled to receive severance pay pursuant to the severance compensation agreement that he entered into with the Company, effective August 15, 1990 which expires December 31, 1999. The severance compensation agreement provides that if, following a change in control of the Company, as defined in the agreement, such individual's employment is terminated by the Company without cause or by the executive within one year of such change in control, the individual shall be entitled to receive compensation in a lump sum payment equal to 2.99 times the individual's average annualized compensation and payment of other welfare benefits. If the executive's termination is without cause or is a constructive discharge, the amount payable under the Employment Contract will be reduced by the amounts paid pursuant to the severance compensation agreement.

 (4) Mr. Melsheimer joined the Company as President, Chief Operating Officer and Chief Financial Officer in February 1997. From 1994 to February 1997, Mr. Melsheimer was utilized by the Company as a consultant.

      Included in Mr. Melsheimer's 1997 Other Annual Compensation is $61,992 in relocation reimbursements.

 (5) Effective December 15, 1997, Mr. Johnson resigned as Executive Vice-President of the Company.


      The following table sets forth information concerning stock options granted during the fiscal year ended December 31, 1997, to each of the executive officers identified in the Summary Compensation Table. No Directors were granted options during 1997. The Company's 1988 Stock Option Plan was canceled on December 31, 1997, canceling all outstanding stock options and eliminating all future stock option grants.

Name        Number     % of Total  Exercise  Expiration  Potential
            of Shares  Options     Price     Date        Realizable Value
            Under      Granted to                        at Assumed Annual
            Grant (1)  Employees                         Rates of Stock
                       in 1997                           Price Appreciation
                                                         for Option Term
                                                         (2)
                                                         ------------------
                                                           5%(3)    10%(4)
            ---------  ----------  --------  ----------  ------------------
Charles E.
Harris         - -        - -        - -        - -         - -       - -

Mel P.
Melsheimer   300,000      100%      $3.875     2/10/07 $   731,090 $ 1,852,726

David C.
Johnson, Jr.   - -        - -         - -        - -        - -       - -

(1)  All options would have become exercisable over a five year period.

(2) The values shown are based on the indicated assumed annual rates of appreciation compounded annually over the term of the option net of the option exercise price. Actual gains realized, if any, on stock option exercises and common stock holdings are dependent on the future performance of the common stock and overall stock market conditions. There can be no assurance that the values shown in this table will be achieved.

(3) Represents an assumed market price per share of common stock of $6.312 on February 10, 2007.

(4) Represents an assumed market price per share of common stock of $10.051 on February 10, 2007.

     The following table sets forth information concerning each exercise of stock options during the fiscal year ended December 31, 1997 by each of the executive officers identified in the Summary Compensation Table and the number and value of unexercised options as of such date. The Company's 1988 Stock Option Plan was canceled on December 31, 1997, canceling all outstanding stock options and eliminating all potential stock option grants.

   Aggregated Option Exercises During 1997 and December 31, 1997 Option Value
                                              Number of        Value of
                                              Unexercised      Unexercised
                                              Options at       Options at
                                              12/31/97         12/31/97 (1)
                                              -------------    -------------
                   Number of
                   Shares         Value
                   Acquired       Realized    Exercisable/     Exercisable/
Name               on Exercise    (2)         Unexercisable    Unexercisable
-----------        -----------    ---------   -------------    -------------
Charles E. Harris     - -          - -        64,000/ 96,000       $0/$0
Mel P. Melsheimer     - -          - -          --  /300,000       $0/$0
David C. Johnson, Jr. - -          - -        80,000/  - -         $0/$0

(1) Based upon the difference between the exercise price of the options and the closing price of the Corporation's common stock on December 31, 1997.

(2) Value realized is calculated as the number of shares acquired on exercise multiplied by the difference between the closing price of the Corporation's common stock on the date of exercise and the exercise price of the options, before any related tax liabilities or transaction costs.

     The Company's 1988 Stock Option Plan was canceled as of December 31, 1997, canceling all outstanding stock options and eliminating all future stock option grants. As of January 1, 1998, the Company implemented the Harris & Harris Group, Inc. Employee Profit Sharing Plan ( the "Plan") that provides for profit sharing equal to 20 percent of net after-tax income, excluding any unrealized gains as of September 30, 1997, on which gains the Company will not pay employee profit sharing. For the three months ended December 31, 1997, the Company had accrued $423,808 for the Plan. Of this total accrual of $423,808, $326,338 of the accrual reflected the unrealized gain in Nanophase Technologies Corporation as of December 31, 1997. As of March 24, 1998, no profit sharing has been paid and there is no accrual for profit sharing, primarily reflecting the decline in the market price of Nanophase Technologies Corporation common stock since December 31, 1997.

Compensation of Directors

                                    Pension Or
                                    Retirement
                                    Benefits
                                    Accrued     Estimated      Total
                                    As Part of  Annual         Compensation
                      Aggregate     Company's   Benefits Upon  Paid to
Name of Director      Compensation  Expenses    Retirement     Directors
----------------      ------------  ----------  -------------  ------------

C. Wayne Bardin         $ 6,500        - -          - -          $ 6,500
Phillip A. Bauman (1)   $     0        - -          - -          $     0
G. Morgan Browne        $10,295 (2)    - -          - -          $10,295
Harry E. Ekblom         $12,518 (3)    - -          - -          $12,518
Dugald A. Fletcher      $ 8,345 (4)    - -          - -          $ 8,345
Charles F. Hays (5)     $13,742 (6)    - -          - -          $13,742
Jon J. Masters          $ 8,500        - -          - -          $ 8,500
Glenn E. Mayer          $ 8,500        - -          - -          $ 8,500
William R. Polk         $23,096 (7)    - -          - -          $23,096
James E. Roberts        $ 7,500        - -          - -          $ 7,500
Robert B. Schulz (8)    $ 1,500        - -          - -          $ 1,500

(1)  Dr. Bauman was elected to the Board of Directors on February 24, 1998.
(2) Includes $295 paid to Mr. Browne to reimburse him for travel expenses to attend Board meetings.
(3) Includes $4,018 paid to Mr. Ekblom to reimburse him for travel expenses to attend Board meetings.
(4) Includes $345 paid to Mr. Fletcher to reimburse him for travel expenses to attend Board meetings.
(5)  Mr. Hays resigned as a Director on February 3, 1998.
(6) Includes $3,242 paid to Mr. Hays to reimburse him for travel expenses to attend Board meetings
(7) Includes $14,596 paid to Mr. Polk to reimburse him for travel expenses to attend Board meetings.
(8)  Mr. Schulz resigned as a Director on May 9, 1997.

     During the fiscal year ended December 31, 1997, directors who were not officers of the Company received $1,000 for each meeting of the Board of Directors and $500 for each committee meeting they attended. The Company also reimburses its directors for travel, lodging and related expenses they incur in attending Board and committee meetings. The total compensation and reimbursement for expenses to all directors in 1997 was $100,496. The same director compensation arrangement is in effect for 1998.

     As of December 31, 1997, all Directors' outstanding stock options were cancelled. In 1997, the Board of Directors approved that effective January 1, 1998, 50 percent of all Director fees be used to purchase Company stock.

                                 45
Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Security ownership of Directors, Nominees and Officers and other principal holders of the Company's voting securities

     The following table sets forth certain information with respect to beneficial ownership (as that term is defined in the rules and regulations of the Securities and Exchange Commission) of the Company's common stock as of March 13, 1998 by (1) each person who is known by the Company to be the beneficial owner of more than five percent of the outstanding common stock,
(2) each director of the Company, (3) each current executive officer listed in the Summary Compensation Table and (4) all directors and executive officers of the Company as a group. Except as otherwise indicated, to the Company's knowledge, all shares are beneficially owned and investment and voting power is held as stated by the persons named as owners.

Name and Address of             Number of Shares of
Beneficial Owner                Common Stock Owned           Percent of Class
-------------------             -------------------          ----------------

Charles E. and Susan T. Harris
One Rockefeller Plaza, Suite 1430   1,489,557 (1)                 13.93%
New York, NY  10020

American Bankers Insurance Group
11222 Quail Roost Drive             1,075,269 (2)                 10.06%
Miami, FL  33157

Jordan American Holdings, Inc.
1875 Ski Time Square Drive,         1,465,221 (3)                 13.70%
Steamboat Springs, CO 80487

Dr. C. Wayne Bardin                     6,840 (4)                    *

Dr. Phillip A. Bauman                   8,387 (5)                    *

Harry E. Ekblom                         5,000                        *

Glenn E. Mayer                         72,000 (6)                    *

Mel P. Melsheimer                       5,072                        *

William R. Polk                        71,000                        *

James E. Roberts                        2,000                        *

All Directors and Officers
as a group (12 persons)             1,667,856                      15.60%

*Less than one percent of issued and outstanding stock.

(1) Includes 1,355,176 shares for which Mrs. Harris has sole power to vote and dispose of; 8,500 shares for which Mr. Harris has sole power to vote and dispose of; 21,996 shares held by Mrs. Harris as custodian for Mr. & Mrs. Harris's son. Includes 103,885 shares owned by the Susan
     T. and Charles E. Harris Foundation, in which Charles E. Harris and Susan T. Harris are designated trustees; voting and dispositive power are vested with the trustees.

(2) Represents shares owned by subsidiaries of American Bankers Insurance Group, Inc.

(3) Represents shares owned by Jordan Financial Services Group as of February 12, 1998. Jordan Financial Services Group is a registered investment advisor that holds these shares for investment purposes only on behalf of various clients.

(4) Includes 2,840 shares owned by Bardin LLC for the Bardin LLC Profit-Sharing Keogh.

(5)  Includes 5,637 shares owned by Ms. Milbry C. Polk, Dr. Bauman's wife.

(6)  Includes 2,000 shares owned by Mrs. Mayer.


Item 13.  Certain Relationships and Related Transactions

     There were no relationships or transactions within the meaning of this item during the year ended December 31, 1997.

                               PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)  The following documents are filed as a part of this report:

     (1) The following Financial Statements of the Company are set forth under Item 8:

          Statements of Assets and Liabilities as of December 31, 1997 and
          1996
          Statements of Operations for the years ended December 31, 1997, 1996 and 1995
          Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995
          Statements of Changes in Net Assets for the years ended December 31, 1997, 1996 and 1995
          Schedule of Investments as of December 31, 1997
          Footnote to Schedule of Investments
          Notes to Financial Statements
          Selected Per Share Data and Ratios for the years ended December 31, 1997, 1996, 1995, 1994 and 1993

     (2)  Report of Independent Public Accountants.

     (3) The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934. (Asterisk denotes exhibits filed with this report.)

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

     10.1* Amended and Restated Employment Agreement between Harris & Harris Group, Inc. and Charles E. Harris dated January 1, 1998.

     10.5* Severance Compensation Agreement by and between the Company and Charles E. Harris dated August 15, 1990, incorporated by reference to exhibit 10 (s) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

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

     10.16* Demand Promissory Note, Corporate Certificate-Borrowing, Statement of Purpose for an Extension of Credit Secured by Margin Stock by and among Harris & Harris Group, Inc. and J.P. Morgan.

     10.17*    Harris & Harris Group, Inc. Employee Profit Sharing Plan.

     11.0*     Computation of Per Share Earnings is set forth under Item 8.

     23*       Consent of Arthur Andersen LLP.

     27.0*     Financial Data Schedule.

     (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the last quarter of 1997.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                HARRIS & HARRIS GROUP, INC.


Date: March 30, 1998                           By: /s/
                                                   -------------------------
                                                   Charles E. Harris
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures                   Title                        Date


/s/                        Chairman of the Board,         March 30, 1998
-----------------------    Chief Compliance Officer and
Charles E. Harris          Chief Executive Officer

/s/                        President, Chief Operating     March 30, 1998
------------------------   Officer and Chief Financial
Mel P. Melsheimer          Officer


/s/                        Vice President, Controller,    March 30, 1998
------------------------   Treasurer and Principal
Rachel M. Pernia           Accounting Officer

                                  50
/s/
------------------------   Director                       March 25, 1998
C. Wayne Bardin

/s/
------------------------   Director                       March 26, 1998
Phillip A. Bauman

/s/
------------------------   Director                       March 24, 1998
G. Morgan Browne

/s/
------------------------   Director                       March 24, 1998
Harry E. Ekblom

/s/
------------------------   Director                       March 27, 1998
Dugald A. Fletcher

/s/
------------------------   Director                       March 25, 1998
Jon J. Masters

/s/
------------------------   Director                       March 26, 1998
Glenn E. Mayer

/s/
------------------------   Director                       March 25,1998
William R. Polk

/s/
------------------------   Director                       March 25, 1998
James E. Roberts




                           EXHIBIT INDEX

     The following exhibits are filed with this report in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit No.                Description

10.1 Amended and Restated Employment Agreement between Harris & Harris Group, Inc. and Charles E. Harris dated January 1, 1998.

10.5 Severance Compensation Agreement by and between the Company and Charles E. Harris dated August 15, 1990, incorporated by reference to exhibit 10 (s) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

10.16 Demand Promissory Note, Corporate Certificate-Borrowing, Statement of Purpose for an Extension of Credit Secured by Margin Stock by and among Harris & Harris Group, Inc. and J.P. Morgan.

10.17     Harris & Harris Group, Inc. Employee Profit Sharing Plan.

11.0      Computation of Per Share Earnings is set forth under Item 8.

23        Consent of Arthur Andersen LLP.

27.0      Financial Data Schedule.

