Form 10-Q
period 1998-03-31
HARRIS & HARRIS GROUP INC /NY/
filed 1998-05-15
CIK 893739

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.  20549

                                         Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

           For quarterly period ended March 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _______________ to ________________


                             Commission File Number: 0-11576


                               HARRIS & HARRIS GROUP, INC.
 -----------------------------------------------------------------------------
                  (Exact name of registrant as specified in its charter)

               New York                              13-3119827
-------------------------------------      ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

One Rockefeller Plaza, Rockefeller Center, New York, New York       10020
------------------------------------------------------------------------------
      (Address of Principal Executive Offices)                    (Zip Code)

                                      212/332-3600
------------------------------------------------------------------------------
                     (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes __X__      No ____

                             Harris & Harris Group, Inc.
                              Form 10-Q, March 31, 1998

                                 TABLE OF CONTENTS

                                                           Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements . . . . . . . . . . . . . . .       1

Statements of Assets and Liabilities . . . . . . . . . . .       2

Statements of Operations . . . . . . . . . . . . . . . . .       3

Statements of Cash Flows . . . . . . . . . . . . . . . . .       4

Statements of Changes in Net Assets. . . . . . . . . . . .       5

Schedule of Investments. . . . . . . . . . . . . . . . . .       6

Notes to Financial Statements. . . . . . . . . . . . . . .      14

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Financial Condition. . . . . . . . . . . . . . . . . . . .      21

Results of Operations. . . . . . . . . . . . . . . . . . .      23

Liquidity and Capital Resources. . . . . . . . . . . . . .      24

Risks. . . . . . . . . . . . . . . . . . . . . . . . . . .      28

Item 3.  Quantitative and Qualitative Disclosures
About Market Risk. . . . . . . . . . . . . . . . . . . . .      29

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . .      30
Item 2.  Changes in Securities . . . . . . . . . . . . . .      30
Item 3.  Defaults Upon Senior Securities . . . . . . . . .      30
Item 4.  Submission of Matters to a Vote of Security
           Holders . . . . . . . . . . . . . . . . . . . .      30
Item 5.  Other Information . . . . . . . . . . . . . . . .      30
Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . .      30

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . .      31
Signature. . . . . . . . . . . . . . . . . . . . . . . . .      32

                        Harris & Harris Group, Inc.
                         Form 10-Q, March 31, 1998


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

      The information furnished in the accompanying financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented.

      On June 30, 1994, the Company's shareholders approved a proposal to allow the Company to make an election to become a Business Development Company ("BDC") under the Investment Company Act of 1940, as amended.
The Company made such election on July 26, 1995. Certain information and disclosures normally included in the financial statements in accordance with Generally Accepted Accounting Principles have been condensed or omitted as permitted by Regulation S-X and Regulation S-K. It is suggested that the accompanying financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997 contained in the Company's 1997 Annual Report.

      On September 25, 1997, the Company's Board of Directors approved a proposal to seek qualification of the Company in 1998 as a Regulated Investment Company ("RIC") under Sub-Chapter M of the Internal Revenue
(the "Code"). (At that time, the Company was taxable under Sub-Chapter C of the Code (a "C Corporation").) On April 8, 1998, the Company announced that it had received a certification from the Securities and Exchange Commission for 1997 relating to the Company's status under section 851(e) of the Code. That certification was necessary for the Company to qualify as a RIC for 1998 and subsequent taxable years.

      Pursuant to the Company's receipt of the section 851(e) certification, the Company's Board of Directors declared a one-time cash dividend of $0.75 per share to meet one of the Company's requirements for qualification for Sub-Chapter M tax treatment in 1998. The Company has requested rulings from the Internal Revenue Service (the "IRS") regarding other issues relevant to the Company's tax status as a RIC. (See Note 5 of Notes to Financial Statements.) Although there is no assurance such rulings will be issued, the management of the Company believes favorable rulings are likely.

      The qualification of the Company as a RIC under Sub-Chapter M of the Code depends on it satisfying certain technical requirements regarding its income, investment portfolio, and distributions. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments".) There can be no assurance that the Company will qualify for Sub-Chapter M treatment for 1998 or subsequent years. Nevertheless, the Company's financial statements for 1998 assume that the Company will qualify for such treatment and that the rulings requested from the IRS will be issued.
                                     1

                     STATEMENTS OF ASSETS AND LIABILITIES

                                    ASSETS

                                           March 31, 1998   December 31, 1997
                                              (Unaudited)           (Audited)

Investments, at value (See accompanying
schedule of investments and notes). . . .   $  35,676,498       $  38,659,230
Cash and cash equivalents . . . . . . . .         163,534             145,588
Prepaid expenses. . . . . . . . . . . . .         112,353              85,126
Other assets. . . . . . . . . . . . . . .         215,273             383,840
                                            -------------       -------------
Total assets. . . . . . . . . . . . . . .   $  36,167,658       $  39,273,784
                                            =============       =============

                           LIABILITIES & NET ASSETS

Accounts payable and accrued liabilities.   $     814,923       $     899,491
Deferred rent . . . . . . . . . . . . . .          49,349              51,662
Deferred income tax liability (Note 5). .         151,983             667,697
Note Payable (Note 6) . . . . . . . . . .       1,500,000           4,000,000
                                            -------------       -------------
Total liabilities . . . . . . . . . . . .       2,516,255           5,618,850
Commitments and contingencies (Note 6)      -------------       -------------

Net assets. . . . . . . . . . . . . . . .   $  33,651,403       $  33,654,934
                                            -------------       -------------
Net assets are comprised of:
Preferred stock, $0.10 par value,
   2,000,000 shares authorized;
   none issued. . . . . . . . . . . . . .   $           0       $           0
Common stock, $0.01 par value, 25,000,000
   shares authorized; 10,692,971 issued
   and outstanding at 3/31/98 and
   12/31/97 . . . . . . . . . . . . . . .         106,930             106,930
Additional paid in capital. . . . . . . .      16,178,979          16,178,979
Accumulated net realized income . . . . .      11,552,730          12,028,191
Accumulated unrealized appreciation of
   investments, net of deferred tax
   liability of $2,008,941 at 3/31/98
   and $2,817,898 at 12/31/97 . . . . . .       5,812,764           5,340,834
                                            -------------       -------------
Net assets. . . . . . . . . . . . . . . .   $  33,651,403       $  33,654,934
                                            -------------       -------------
Total net assets and liabilities. . . . .   $  36,167,658       $  39,273,784
                                            =============       =============
Shares outstanding. . . . . . . . . . . .      10,692,971          10,692,971
                                            -------------       -------------
Net asset value per outstanding share . .   $        3.15       $        3.15
                                            =============       =============

 The accompanying notes are an integral part of these financial statements.

                        STATEMENTS OF OPERATIONS
                               (Unaudited)


                                  Three Months Ended   Three Months Ended
                                      March 31, 1998       March 31, 1997
Investment income:
  Interest from:
    Fixed-income securities. . . . .   $     192,291        $     136,287
    Affiliated companies . . . . . .          10,932               10,000
    Other income . . . . . . . . . .           7,348                  869
                                       -------------        -------------
    Total investment income. . . . .         210,571              147,156

Expenses:
  Salaries and benefits. . . . . . .          37,848              440,324
  Administration and operations. . .          88,204               98,327
  Professional fees. . . . . . . . .          89,026               88,097
  Depreciation . . . . . . . . . . .          12,500               15,000
  Rent . . . . . . . . . . . . . . .          38,808               39,497
  Directors' fees and expenses . . .          28,742               35,848
  Custodian fees . . . . . . . . . .           2,907                3,506
  Interest expense (Note 6). . . . .          73,415                    0
                                       -------------        -------------
  Total expenses . . . . . . . . . .         371,450              720,599
  Operating loss before income
    taxes. . . . . . . . . . . . . .       (160,879)            (573,443)
  Income tax (provision) benefit
    (Note 5) . . . . . . . . . . . .       (365,712)              198,881
                                       -------------        -------------
Net operating loss . . . . . . . . .       (526,591)            (374,562)


Net realized gain on investments:
  Realized gain on sale of
    investments. . . . . . . . . . .          78,661              623,108
                                       -------------        -------------
    Total realized gain. . . . . . .          78,661              623,108
  Income tax provision (Note 5). . .        (27,531)            (218,088)
                                       -------------        -------------
  Net realized gain on investments .          51,130              405,020
                                       -------------        -------------
Net realized (loss) income . . . . .       (475,461)               30,458

Net increase (decrease) in unrealized appreciation on investments:
  Decrease as a result of investment
    sales. . . . . . . . . . . . . .        (87,898)          (1,764,909)
  Increase on investments held . . .       3,825,792            1,414,354
  Decrease on investments held . . .     (4,074,921)          (2,253,670)
                                       -------------        -------------
    Change in unrealized appreciation
    on investments . . . . . . . . .       (337,027)          (2,604,225)
  Income tax benefit (Note 5). . . .         808,957              911,479
                                       -------------        -------------
  Net increase (decrease) in unrealized
    appreciation on investments. . .         471,930          (1,692,746)
                                       -------------        -------------
Net decrease in net assets from operations:
  Total. . . . . . . . . . . . . . .   $     (3,531)        $ (1,662,288)
                                       =============        =============
  Per outstanding share. . . . . . .   $      (0.00)           $   (0.16)
                                       =============        =============

The accompanying notes are an integral part of these financial statements.

                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                      Three Months Ended  Three Months Ended
                                          March 31, 1998      March 31, 1997

Cash flows (used in) provided by operating activities:
Net decrease in net assets
 resulting from operations . . . . . .     $     (3,531)       $ (1,662,288)
Adjustments to reconcile net decrease
in net assets from operations to net
cash (used in) provided by operating
activities:
 Net realized and unrealized loss (gain)
   on investments. . . . . . . . . . .           258,366           1,981,117
 Deferred income taxes . . . . . . . .         (415,714)           (908,469)
 Depreciation. . . . . . . . . . . . .            12,500              15,000

Changes in assets and liabilities:
 Receivable from brokers . . . . . . .                 0            (25,374)
 Prepaid expenses. . . . . . . . . . .          (27,227)              20,976
 Taxes receivable. . . . . . . . . . .                 0              16,197
 Other assets. . . . . . . . . . . . .           156,067             224,586
 Accounts payable and accrued
   liabilities . . . . . . . . . . . .         (215,719)            (28,297)
 Payable to brokers. . . . . . . . . .                 0             411,354
 Deferred rent . . . . . . . . . . . .           (2,313)             (2,313)
 Purchase of fixed assets. . . . . . .                 0             (2,847)
                                           -------------       -------------
 Net cash (used in) provided by
   operating activities. . . . . . . .         (237,571)              39,642

Cash provided by (used in) investing activities:
 Net sale of short-term investments
   and marketable securities . . . . .         2,877,319           1,709,625
 Investment in private placements
   and loans . . . . . . . . . . . . .         (121,802)         (1,745,585)
                                           -------------       -------------
 Net cash provided by (used in)
   investing activities. . . . . . . .         2,755,517            (35,960)

Cash flows used in financing activities:
 Payment of note payable (Note 6). . .       (2,500,000)                   0
                                           -------------       -------------
 Net cash used in financing activities       (2,500,000)                   0

Net increase in cash and cash equivalents:
 Cash and cash equivalents at beginning
   of the period . . . . . . . . . . .           145,588             155,440
 Cash and cash equivalents at end of
   the period. . . . . . . . . . . . .           163,534             159,122
                                           -------------       -------------
 Net increase in cash and cash equivalents $      17,946       $       3,682
                                           =============       =============
Supplemental disclosures of cash flow information:
 Income taxes paid . . . . . . . . . .     $         300       $       5,909
 Interest paid . . . . . . . . . . . .     $      44,180       $           0

  The accompanying notes are an integral part of these financial statements.

                      STATEMENTS OF CHANGES IN NET ASSETS
                                 (Unaudited)

                                     Three Months Ended  Three Months Ended
                                         March 31, 1998      March 31, 1997

Changes in net assets from operations:

   Net operating loss. . . . . . . .      $   (526,591)       $   (374,562)
   Net realized gain on investments.             51,130             405,020
   Net decrease in unrealized
     appreciation on investments as
     a result of sales . . . . . . .           (87,898)         (1,147,190)
   Net increase (decrease) in
     unrealized appreciation on
     investments held. . . . . . . .            559,828           (545,556)
                                          -------------       -------------
   Net decrease in net assets resulting
     from operations . . . . . . . .            (3,531)         (1,662,288)
                                          -------------       -------------

Net decrease in net assets . . . . .            (3,531)         (1,662,288)

Net assets:

   Beginning of the period . . . . .         33,654,934          35,932,603
                                          -------------       -------------
   End of the period . . . . . . . .      $  33,651,403       $  34,270,315
                                          =============       =============
  The accompanying notes are an integral part of these financial statements.

                        SCHEDULE OF INVESTMENTS MARCH 31, 1998
                                   (Unaudited)

                                      Method of       Shares/
                                  Valuation (3)     Principal         Value

Investments in Unaffiliated Companies (12)(13)(14)
-- 16.0% of total investments

Publicly Traded Portfolio (Common stock unless noted otherwise) -- 13.4% of total investments

 Oil and Gas Related
  CORDEX Petroleums Inc. (1)
    Argentine and Chilean oil and
    gas exploration
    Class A Common Stock . . . . . . . . .(C)      4,052,080     $   145,342

 Biotechnology and Healthcare Related
  Alliance Pharmaceutical Corp. (1)(4) . .(C)         57,500         434,843
  Fuisz Technologies, Ltd. (1) . . . . . .(C)        125,000       1,554,688
  Guilford Pharmaceuticals Inc. (1). . . .(C)         10,000         220,000

 Energy Research Corporation (1) --
  Fuel cell energy . . . . . . . . . . . .(C)         55,000       1,471,250

 Princeton Video Image, Inc. (1)(2)(7)
  -- Real time sports and entertainment
  advertising -- 1.4% of fully diluted
  equity . . . . . . . . . . . . . . . . .(C)        150,200         966,536
                                                                  ----------
Total Publicly Traded Portfolio
(cost: $3,579,097) . . . . . . . . . . . . . . . . . . . . . . .  $4,792,659


Private Placement Portfolio (Illiquid) --
2.6% of total investments

 Exponential Business Development
  Company (1)(2)(5) -- Venture capital
  partnership focused on early stage companies
  Limited partnership interest . . . . . .(A)           --        $   25,000

 MedLogic Global Corporation (1)(2) --
  Medical cyanoacrylate adhesive --
  0.51% of fully diluted equity
  Series B Convertible Preferred Stock . .(A)         60,319
  Common Stock . . . . . . . . . . . . . .(D)         25,798         891,700
                                                                  ----------
Total Private Placement Portfolio (cost: $1,058,775) . . . . . .  $  916,700
                                                                  ----------
Total Investments in
 Unaffiliated Companies (cost: $4,637,872) . . . . . . . . . . .  $5,709,359

        The accompanying notes are an integral part of this schedule.

                     SCHEDULE OF INVESTMENTS MARCH 31, 1998
                                 (Unaudited)

                                      Method of       Shares/
                                  Valuation (3)     Principal         Value

Investments in Non-Controlled Affiliates (12)(14)
-- 40.6% of total investments

Publicly Traded Portfolio -- 8.6% of total investments

 Nanophase Technologies Corporation
  (1)(2)(6)(8) -- Manufactures and
  markets inorganic crystals of
  nanometric dimensions -- 5.08% of
  fully diluted equity Common Stock. . . .(C)         730,916    $3,051,400
                                                                 ----------
Total Publicly Traded Portfolio (cost: $1,626,204) . . . . . . . $3,051,400

Private Placement Portfolio (Illiquid) --
32.0% of total investments

 Genomica Corporation (1)(2)(5)(6)(9)
  -- Develops software that enables
  the study of complex genetic diseases --
  10.7% of fully diluted equity
  Common Stock . . . . . . . . . . . . . .(A)         199,800
  Series A Voting Convertible Preferred
  Stock. . . . . . . . . . . . . . . . . .(A)       1,660,200    $1,000,304

 NBX Corporation (1)(2)(6)(10) --
  Exploits innovative distributed
  computing technology for use in small
  business telephone systems -- 14.8% of
  fully diluted equity Series A
  Convertible Preferred Stock. . . . . . .(B)         500,000
  Series C Convertible Preferred Stock . .(B)         240,793
  Series D Convertible Preferred Stock . .(A)          59,965     4,540,298
  Promissory Note -- 8% due March 16,
  2001 . . . . . . . . . . . . . . . . . .(A)     $    10,000        10,000

 PHZ Capital Partners Limited Partnership
  (2) -- Organizes and manages investment
  partnerships -- 20.0% of fully diluted
  equity
  Limited partnership interest . . . . . .(D)            --       1,405,622
  Demand Promissory Note -- 8% . . . . . .(A)     $   500,000       500,000

 PureSpeech, Inc. (1)(2)(6) -- Develops
  and markets innovative speech
  recognition technology -- 8.0% of
  fully diluted equity
  Series A Convertible Preferred Stock . .(D)         190,476
  Convertible Promissory Note. . . . . . .(D)     $   243,980     1,713,370

 Questech Corporation (1)(2)(6) --
  Manufactures and markets proprietary
  decorative tiles and signs -- 15.1% of
  fully diluted equity
  Common Stock . . . . . . . . . . . . . .(D)         565,792     2,263,168
  Warrants at $4.00 expiring 11/28/01. . .(A)         166,667           167
                                                                -----------
Total Private Placement Portfolio (cost: $7,247,240). . . . . . $11,432,929
                                                                -----------
Total Investments in Non-Controlled Affiliates
(cost: $8,873,444). . . . . . . . . . . . . . . . . . . . . . . $14,484,329

     The accompanying notes are an integral part of this schedule.

                   SCHEDULE OF INVESTMENTS MARCH 31, 1998
                                (Unaudited)

                                      Method of       Shares/
                                  Valuation (3)     Principal        Value

Private Placement Portfolio in
Controlled Affiliates (12)(14) (Illiquid)
-- 10.5% of total investments

 BioSupplyNet, Inc. (1)(2)(6)(11) --
  Expands commercially the print
  and World Wide Web product directories
  developed by Cold Spring Harbor
  Laboratory Press -- 44.4% fully
  diluted equity
  Series A Convertible Preferred Stock . .(A)         775,000   $   775,000
  Revolving Credit Facility (Note 6) . . .(A)     $   110,000       110,000

 MultiTarget, Inc. (1)(2)(6) --
  Developing intellectual property
  related to localized treatment of cancer --
  37.5% of fully diluted equity
  Series A Convertible Preferred Stock . .(A)         375,000       210,000

 NeuroMetrix, Inc. (1)(2)(6) -- Developing
  devices for: 1) diabetics to monitor
  their blood glucose and 2) detection of
  carpal tunnel syndrome -- 29.0% of
  fully diluted equity
  Series A Convertible Preferred Stock . .(B)         175,000
  Series B Convertible Preferred Stock . .(B)         125,000
  Series C Convertible Preferred Stock . .(A)         229,620     2,648,100
                                                                -----------
Total Private Placement Portfolio
 in Controlled Affiliates (cost: $2,605,000) . . . . . . . . .  $ 3,743,100

U.S. Government Obligations -- 32.9% of total investments

 U.S. Treasury Bill dated 04/03/97 due date
   04/02/98 -- 5.2% yield. . . . . . . . .(K)     $   250,000       249,963
 U.S. Treasury Bill dated 10/23/97 due date
   04/23/98 -- 5.2% yield. . . . . . . . .(K)     $ 7,550,000     7,525,387
 U.S. Treasury Bill dated 12/04/97 due date
   06/04/98 -- 5.0% yield. . . . . . . . .(K)     $ 4,000,000     3,964,360
                                                                -----------
Total Investments in U.S. Government Obligations
(cost: $11,738,477) . . . . . . . . . . . . . . . . . . . . . . $11,739,710
                                                                -----------
Total Investments -- 100% (cost: $27,854,793) . . . . . . . . . $35,676,498
                                                                ===========
    The accompanying notes are an integral part of this schedule.

               SCHEDULE OF INVESTMENTS MARCH 31, 1998
                             (Unaudited)


Notes to Schedule of Investments

(1) Represents a non-income producing security. Equity investments that have not paid dividends within the last twelve months are considered to be non-income producing.
(2)  Legal restrictions on sale of investment.
(3) See Footnote to Schedule of Investments for a description of the Method of Valuation A to L.
(4) These investments were made during 1998. Accordingly, the amounts shown on the schedule represent the gross additions in 1998.
(5) No changes in valuation occurred in these investments during the three months ended March 31, 1998.
(6) These investments are development stage companies. A development stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either has not yet commenced its planned principal operations or has commenced such operations but has not realized significant revenue from them.
(7) Formerly named Princeton Electronic Billboard, Inc. As of March 31, 1998, the market price per share of Princeton Video Image, Inc. ("PVII") was $8.125. As of May 8, 1998, the market price was $5.563 and the Company valued its holding at $674,656. The Company is subject to a lock-up agreement on the stock, which expires December 16, 1998.
(8) As of March 31, 1998, the market price per share of Nanophase Technologies Corporation ("NANX") was $5.375. As of May 8, 1998, the market price per share was $7.00,and the Company valued its holding at $4,054,757. The Company is subject to a lock-up agreement on the stock, which expires on May 26, 1998.
(9) Genomica Corporation was cofounded by the Company, Cold Spring Harbor Laboratory and Falcon Technology Partners, LP. Mr. G. Morgan Browne serves on the Board of Directors of the Company and is Administrative Director of Cold Spring Harbor Laboratory.
(10) Formerly named PowerVoice Technologies, Inc.
(11) BioSupplyNet, Inc. was cofounded by the Company, Cold Spring Harbor Laboratory and other investors. Mr. G. Morgan Browne serves on the Board of Directors and is Administrative Director of Cold Spring Harbor Laboratory.
(12) Investments in unaffiliated companies consist of investments in which Harris & Harris Group,Inc. (the "Company") owns less than 5 percent of the investee company. Investments in non-controlled affiliated companies consist of investments where the Company owns more than 5 percent but less than 25 percent of the investee company. Investments in controlled affiliated companies consist of investments where the Company owns more than 25 percent of the investee company.
(13) The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $4,745,549. The gross unrealized appreciation based on tax cost for these securities is $1,569,243.
     The gross unrealized depreciation based on the tax cost for these securities is $605,433.
(14) The percentage ownership of each investee company disclosed in the Schedule of Investments expresses the potential common equity interest in each such investee. The calculated percentage represents the amount of the issuer's common stock the Company owns or can acquire as a percentage of the issuer's total outstanding common stock plus common shares reserved for issued and outstanding warrants, convertible securities and stock options.

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

                                   10
EQUITY-RELATED SECURITIES

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

     The Company elected to become a BDC on July 26, 1995, after receiving the necessary approvals. From September 30, 1992 until the election of BDC status, the Company operated as a closed-end, non-diversified, investment company under the 1940 Act. Upon commencement of operations as an investment company, the Company revalued all of its assets and liabilities at fair value as defined in the 1940 Act. Prior to such time, the Company was registered and filed under the reporting requirements of the Securities and Exchange
Act of 1934 as an operating company and, while an operating company, operated directly and through subsidiaries. As a BDC, the Company continues to be subject to such reporting requirements.

     On September 25, 1997, the Company's Board of Directors approved a proposal to seek qualification in 1998 as a RIC under Sub-Chapter M of the Code. As a RIC, the Company must, among other things, distribute at least 90 percent of its taxable net income and may either distribute or retain its taxable net realized capital gains on investments. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations
- Recent Developments.") There can be no assurance that the Company will qualify as a RIC or that if it does qualify, it will continue to qualify.

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

     Securities Transactions. Securities transactions are accounted for on the date the securities are purchased or sold (trade date); dividend income is recorded on the ex-dividend date; and interest income is accrued as earned. Realized gains and losses on investment transactions are determined on the first-in, first-out basis for financial reporting and tax bases.


     Income Taxes. Prior to January 1, 1998, the Company recorded income taxes using the liability method in accordance with the provision of Statement of Financial Accounting Standards No. 109. Accordingly, deferred tax liabilities had been established to reflect temporary differences between the recognition of income and expenses for financial reporting and tax purposes, the most significant difference of which relates to the Company's unrealized appreciation on investments.

     The March 31, 1998 financial statements do not include a provision for deferred taxes on unrealized gains other than the provision for taxes on the unrealized gains as of December 31, 1997, net of the operating and capital loss carryforwards incurred by the Company through December 31, 1997.
(See Note 5. Income Taxes.)

     Reclassifications. Certain reclassifications have been made to the December 31, 1997 financial statements to conform to the March 31, 1998 presentation.

     Estimates by Management. The preparation of the financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 1998 and December 31,1997, and the reported amounts of revenues and expenses for the three months ended March 31, 1998 and March 31, 1997. Actual results could differ from these estimates.


NOTE 3.  STOCK OPTION PLAN AND WARRANTS OUTSTANDING

     On August 3, 1989, the shareholders of the Company approved the 1988 Long Term Incentive Compensation Plan. On June 30, 1994, the shareholders of the Company approved various amendments to the 1988 Long Term Incentive Compensation Plan: 1) to conform to the provisions of the Business Development Company regulations under the 1940 Act, which allow for the issuance of stock options to qualified participants; 2) to increase the reserved shares under the amended plan; 3) to call the plan the 1988 Stock Option Plan, as Amended and Restated (the "1988 Plan"); and 4) to make various other amendments. On October 20, 1995, the shareholders of the Company approved an amendment to the 1988 Plan authorizing automatic 20,000 share grants ofnon-qualified stock options to newly elected non-employee directors of the Company.

     The Company's 1988 Plan was cancelled as of December 31, 1997, canceling all outstanding stock options and eliminating all potential stock option grants. As of January 1, 1998, the Company adopted the Harris & Harris Group, Inc. Employee Profit-Sharing Plan ("Plan") that provides for profit-sharing equal to 20 percent of net after-tax income, with the exception of unrealized gains as of September 30, 1997, on which gains the Company will not pay employee profit-sharing. For the three months ended March 31, 1998, the Company had accrued $225,045 under the Plan.

     The Company accounted for the 1988 Plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the 1988 Plan been determined consistent with the fair value method required by FASB Statement No.123 ("FASB No. 123"), the Company's net realized (loss) income and net asset value per share would have been reduced to the following pro-forma amounts:

                                          March 31, 1997
Net Realized (Loss) Income:

As Reported                                      $30,458
Pro Forma                                     $(111,958)

Net Asset Value per share:

As Reported                                        $3.28
Pro Forma                                          $3.27

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                          March 31, 1997

    Stock volatility                           0.60
    Risk-free interest rate                    6.3%
    Option term in years                         7
    Stock dividend yield                        - -

      The FASB No. 123 method of accounting has not been applied to options granted prior to January 1, 1995.

      A summary of the status of the Company's 1988 Plan at March 31, 1997 and changes during the three months then ended is presented in the table and narrative below:

                                     March 31, 1997
                             ---------------------------------
                                              Weighted Average
                                              ________________
                             Shares            Exercise Price

Outstanding at
   beginning of period    1,080,000               $4.58

Granted                     300,000               $3.88

Exercised                     - -                   - -

Forfeited                   200,000               $5.37

Expired                       - -                  - -

Canceled                      - -                  - -

Outstanding at
   end of period          1,180,000               $4.27

Exercisable at
end of period               403,000               $3.42

Weighted average fair
value of options granted      $2.50                - -

NOTE 4.  EMPLOYEE BENEFITS

     The Company has an employment and severance contract ("Employment Contract") with its Chairman, Charles E. Harris, pursuant to which he is to receive compensation in the form of salary and other benefits. On January 1, 1998 Mr. Harris' Employment Contract was amended to reduce his salary to $200,000 and to allow him to participate in other business opportunities and investments. The term of the contract expires on December 31, 1999. Base salary is to be increased annually to reflect inflation and in addition may be increased by such amount as the Compensation Committee of the Board of Directors of the Company deems appropriate. In addition, Mr. Harris would be entitled, under certain circumstances, to receive severance pay under the employment and severance contracts.

     As of January 1, 1989, the Company adopted an employee benefits program covering substantially all employees of the Company under a 401(k) Plan and Trust Agreement. The Company's contribution to the plan is determined by the Compensation Committee in the fourth quarter.

     On June 30, 1994, the Company adopted a plan to provide medical and health coverage for retirees, their spouses and dependents who, at the time of their retirement, have ten years of service with the Company and have attained 50 years of age or have attained 45 years of age and have 15 years of service with the Company. On February 10, 1997, the Company amended this plan to include employees who "have seven full years of service and have attained 58 years of age." The coverage is secondary to any government provided or subsequent employer provided health insurance plans. Based upon actuarial estimates, the Company provided an original reserve of $176,520 that was charged to operations for the period ending June 30, 1994. As of March 31, 1998, the Company had a reserve of $232,415 for the plan.

NOTE 5.  INCOME TAXES

     For the three months ended March 31, 1998 and 1997, the Company's income tax benefit was allocated as follows:

                                     Three Months Ended   Three Months Ended
                                       March 31, 1998       March 31, 1997

Investment operations                $      (365,712)      $      198,881
Realized (loss) gain on investments          (27,531)            (218,088)
Decrease in unrealized
      appreciation on investments            808,957              911,479
                                     ----------------      ---------------

Total income tax benefit             $       415,714       $      892,272
                                     ================      ===============

The above tax benefit consists of the following:

Current -- Federal                   $       (100,000)     $      (16,197)
Deferred -- Federal                           515,714             908,469
                                     -----------------     ---------------

Total income tax benefit             $        415,714      $      892,272
                                     =================     ===============

    The Company's net deferred tax liability at March 31, 1998 and December 31, 1997 consists of the following:

                                           March 31, 1998  December 31, 1997

Unrealized appreciation on investments        $ 2,008,941     $  2,817,898
Net operating loss and capital carryforward   (1,856,958)      (1,856,958)
Medical retirement benefits                       - -             (81,345)
Other                                             - -            (211,898)
                                             ------------    -------------

Net deferred income tax liability            $    151,983     $    667,697
                                             ============     =============

     On September 25, 1997, the Company's Board of Directors approved a proposal to seek qualification in 1998 as a RIC under Sub-Chapter M of the Code. As a RIC, the Company annually must distribute at least 90 percent of its investment company taxable income as a dividend and may either distribute or retain its taxable net capital gains from investments. There can be no assurance that the Company will qualify as a RIC or that, if it does qualify, it will continue to qualify. To initially qualify as a RIC, the Company must pay a dividend to shareholders equal to the Company's pre-RIC cumulative realized earnings and profits ("E&P"). On April 9, 1998, the Company declared a one-time cash dividend of $0.75 per share to meet this requirement (for a total of $8,019,728). Continued qualification as a RIC requires the Company to satisfy certain portfolio diversification requirements in future years. The Company's ability to satisfy those requirements may not be controllable by the Company. (See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Recent Developments.")

     The Company incurred ordinary and capital losses for a total of approximately $5.3 million during its C Corporation taxable years that remain available for use and may be carried forward to its 1998 and subsequent taxable years. Ordinarily, a corporation that elects to qualify as a RIC may not use its loss carryforwards from C Corporation taxable years to offset RIC investment company taxable income or net capital gains. In addition, a corporation that elects to qualify as a RIC continues to be taxable as a C Corporation on any gains realized within 10 years of its qualification as a RIC from sales of assets that were held by the corporation on the effective date of the election ("C Corporation Assets") to the extent of any gain built into the assets on such date ("Built-In Gain"). The Company has filed a private ruling request with the Internal Revenue Service ("IRS") asking the IRS to rule that the Company can carry forward its C Corporation losses to offset any Built-In Gains resulting from sales of its C Corporation Assets, thereby enabling the Company to retain some or all of the proceeds from such sales without disqualifying itself as a RIC or incurring corporate level income tax. The Company intends to use the $5.3 million loss carryforward to reduce the taxes due to Built-In Gains. The increase in NAV per share as a result of including the ordinary and capital loss carryforwards in the March 31, 1998 financial statements is approximately $0.17.

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

     The Company's net deferred income tax liability would have been approximately $525,000 had it continued to account for its taxes as a C Corporation.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

     During 1993, the Company signed a ten-year lease with sublet provisions for office space. In 1995, this lease was amended to include additional office space. Rent expense under this lease for the three months ended March 31, 1998 and 1997, was $38,808 and $39,497, respectively. Future minimum lease payments in each of the following years are: 1999 -- $176,030; 2000 -- $178,561; 2001 -- $178,561; 2002 -- $178,561; 2003 -- $101,946.

     In December 1993, the Company and MIT announced the establishment by the Company of the Harris & Harris Group Senior Professorship at MIT. Prior to the arrangement for the establishment of this Professorship, the Company had made gifts of stock in start-up companies to MIT. These gifts, together with the contribution of $700,000 in cash in 1993, which was expensed by the Company in 1993, were used to establish this named chair. The Company contributed to MIT securities with a cost basis of $3,280, $20,000 and $20,000 in 1993, 1994, and 1995, respectively. These contributions will be applied to the MIT Pledge at their market value at the time the shares become publicly traded or otherwise monetized in a commercial transaction and are free from restriction as to sale by MIT. At March 31, 1998, the Company would have to fund additional cash and/or property that would have to be valued at a total of approximately $750,000 by December 1998, in order for the Senior Professorship to become permanent.

     In June 1997, the Company agreed to provide one of its investee companies with a $450,000 revolving line of credit, of which $110,000 had been used through March 31, 1998. The purpose of this line of credit, which will be secured by accounts receivable, is to provide for seasonal cash flow. To the extent that this line of credit is utilized, the Company will also receive warrants to purchase common stock.

     In December 1997, the Company signed a Demand Promissory Note for a $4,000,000 line of credit with J.P. Morgan collateralized by the Company's U.S. Treasury obligations. In March 1998 the line of credit was increased to $6,000,000. As of December 31, 1997, the Company had borrowed $4,000,000 against the line of credit. From December 31, 1997 to January 2, 1998, the rate on the line of credit was prime (8.5 percent). From January 2, 1998 to April 2, 1998, the interest rate on the line of credit was libor plus
1.5 (7.3125 percent). In March 1998, the Company paid down $2,500,000; in April 1998, the Company paid the remaining balance.

     On April 9, 1998 the Company announced that it had received under section 851(e) of the Code certification from the Securities and Exchange Commission for 1997, and accordingly, the Company's Board of Directors declared a one-time cash dividend of $0.75 per share (for a total of $8,019,728) to meet one of the Company's requirements for qualification for Sub-Chapter M tax
treatment in 1998.  The dividend will be paid on May 12, 1998.   There can be
no assurance that the Company will qualify for Sub-Chapter M tax treatment in 1998 or subsequent periods.


NOTE 7.  SUBSEQUENT EVENTS

     On April 15, 1998, the Company announced that the Board of Directors had approved the repurchase of up to 700,000 shares of Company stock in the open market. As of May 8, 1998, the Company had repurchased a total of 27,500 shares for a total of $83,875 or an average of $3.05 per share.

     Also on April 15, 1998, the Company announced the close of the sale of PureSpeech, Inc. to Voice Control Systems, Inc. (Nasdaq National Market
Symbol: "VCSI"). In this transaction, the Company is receiving 268,239 Voice Control Systems common shares, including 56,171 shares purchased for $82,953 through exercise of warrants on April 2, 1998. Ten percent of the shares of VCSI owned by the Company are subject to escrow for one year to cover breaches of representations or warranties by PureSpeech. All of the Company's VCSI shares are restricted under Rule 144, but the Company has a demand registration right.

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

Financial Condition

     The Company's total assets and net assets were, respectively, $36,167,658 and $33,651,403 at March 31, 1998, compared to $39,273,784 and
$33,654,934 at December 31, 1997. Net asset value per share was $3.15 at March 31, 1998 and December 31, 1997. The Company's shares outstanding were 10,692,971 as of March 31, 1998 and December 31, 1997.

     The Company's financial condition is dependent on the success of its investments. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth or have no history of operations. At March 31, 1998, approximately 45 percent of the Company's $36.2 million in total assets consisted of investments at fair value in private businesses, of which net unrealized appreciation was approximately $5.2 million before taxes. At December 31, 1997, approximately 34 percent of the Company's $39.3 million in total assets consisted of investments at fair value in private businesses, of which net unrealized appreciation was approximately $2.5 million.

     A summary of the Company's investment portfolio is as follows:

                                      March 31, 1998  December 31, 1997

Investments, at cost                    $ 27,854,793       $ 30,500,498
Unrealized appreciation                    7,821,705          8,158,732
                                         -----------        -----------

Investments, at fair value              $ 35,676,498       $ 38,659,230
                                         ===========        ===========

The accumulated unrealized appreciation on investments net of deferred taxes is $5,812,764 at March 31, 1998, versus $5,340,834 at December 31, 1997.

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

     The following table is a summary of the cash investments made by the Company in its private placement portfolio during the three months ended March 31, 1998:

     Follow-on Investments:                   Amount

     MultiTarget, Inc.                   $    51,802
                                         -----------
          Sub-total                      $    51,802

     Loans:
     BioSupplyNet, Inc.                  $    60,000
     NBX Corporation                          10,000
                                         -----------
          Sub-total                      $    70,000
                                         -----------
     Total                               $   121,802
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

     The Company had interest income from fixed-income securities of $192,291 and $136,287 for the three months ended March 31, 1998 and 1997, respectively. The increase is due to the additional funds the Company had available for investment in fixed-income securities in 1998 as a result of the funds borrowed against the JP Morgan line of credit.

     Operating expenses were $371,450 and $720,599 for three months ended
March 31, 1998 and 1997, respectively. The decrease is primarily due to: the reversal of $198,763 for the Company's profit-sharing plan accrual made in the fourth quarter of 1997, a decrease in salaries as a result of reduced staff and a decrease in overall expenses as a result of the Company's effort to cut expenses. The decreases were offset by the interest expense on the funds drawn on the JP Morgan line of credit. Most of the Company's operating expenses are related to employee and director compensation, office and rent expenses and consulting and professional fees (primarily legal and accounting fees).

     Net operating losses before taxes were $160,879 and $573,443 for the three months ended March 31, 1998 and 1997, respectively.

     For a discussion of the tax benefit and provision in the first quarter of 1998, see Note 5 of Notes to Financial Statements.

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

Realized Gains and Losses on Sales of Portfolio Securities:

     During the three months ended March 31, 1998 and 1997, the Company sold various investments, realizing net gains of $78,661 and $623,108, respectively.

Unrealized Appreciation and Depreciation of Portfolio Securities:

     Net unrealized appreciation on investments before taxes decreased by $337,027 during the three months ended March 31, 1998, from $8,158,732 to $7,821,705, primarily as a result of increased valuations on NeuroMetrix, Inc.; PureSpeech,Inc.; Energy Research Corporation and Fuisz Technologies Corporation. These gains were offset primarily by decreased valuations in Nanophase Technologies Corporation, Princeton Video Image, Inc. and MedLogic Global Corporation.

     Net unrealized appreciation on investments before taxes decreased $2,604,225 during the three months ended March 31, 1997 from $6,667,589 to $4,063,364, owing primarily to decreased valuations on Harber Brothers Productions, Inc. and PureSpeech, Inc.

Liquidity and Capital Resources

     The Company reported total cash, receivables and marketable securities (the primary measure of liquidity) at March 31, 1998 of $18,247,303 (net of $1,500,000 drawn from the JP Morgan line of credit) versus $21,693,067 (net of $4,000,000 drawn from the J.P. Morgan line of credit) at December 31, 1997. Included in marketable securities are the Company's holdings in Nanophase Technologies Corporation of $3,051,400 and Princeton Video Image, Inc. of $966,536. Both holdings are subject to lock-up agreements and are valued at March 31, 1998 at discounts from market value: a 22 percent discount in the case of Nanophase Technologies Corporation and a 21 percent discount in the case of Princeton Video Image, Inc.

     As of March 31, 1998, the Company had a $6,000,000 line of credit in place with J.P. Morgan, of which the Company had borrowed $1,500,000. Management believes that its cash, receivables and marketable securities provide the Company with sufficient liquidity for its operations.

     On May 12, 1998, the Company will pay out a one-time cash dividend of $0.75 per share for a total of $8,019,728, to meet one of the requirements for qualification for Sub-Chapter M tax treatment in 1998.

Recent Developments

     The Company intends to elect to be treated as a RIC for federal income tax purposes for 1998 and to try to continue to maintain that status. (See
Item 1. Financial Statements.) As a qualifying RIC, if the Company distributes to stockholders annually in a timely manner at least 90% of its "investment company taxable income," as defined in the Code (i.e., net investment income, including accrued original issue discount, and net short-term capital gains) (the "90% Distribution Requirement"), it will not be subject to federal income tax on the portion of its investment company taxable income and net capital gains (net long-term capital gain in excess of net short-term capital loss) distributed to stockholders. In addition, if the Company distributes in a timely manner 98% of its capital gain net income for each one-year period ending on December 31, and distributes 98% of its net ordinary income for each calendar year (as well as any income not distributed in prior years), it will not be subject to the 4% nondeductible federal excise tax imposed with respect to certain undistributed income of RICs. The Company generally will endeavor to distribute to stockholders all of its investment company taxable income and its net capital gain, if any, for each taxable year so that such Company will not incur income and excise taxes on its earnings.

     In order to qualify as a RIC for federal income tax purposes, the Company must, among other things: (a) continue to qualify as a BDC under the 1940 Act, (b) derive in each taxable year at least 90% of its gross income from dividends, interest, payments with respect to securities loans, gains from the sale of stock or securities, or other income derived with respect to its business of investing in such stock or securities (the "90% Income Test"); and
(c) adequately diversify its holdings pursuant to detailed rules set forth in section 851 of the Code.

     If the Company acquires or is deemed to have acquired debt obligations that were issued originally at a discount or that otherwise are treated under applicable tax rules as having original issue discount, the Company will be required to include in income each year a portion of the original issue discount that accrues over the life of the obligation regardless of whether cash representing such income is received in the same taxable year and to make distributions accordingly.

     Although it does not presently expect to do so, the Company is authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, the Company is not permitted to make distributions to stockholders while the Company's debt obligations and other senior securities are outstanding unless certain "asset coverage" tests are met. Moreover, the Company's ability to dispose of assets to meet its distribution requirements may be limited by other requirements relating to its status as a RIC, including the diversification requirements. If the Company disposes of assets in order to meet distribution requirements, the Company may make such dispositions at times which, from an investment standpoint, are not advantageous.

     If the Company fails to satisfy the 90% Distribution Requirement or otherwise fails to qualify as a RIC in any taxable year, it will be subject to tax in such year on all of its taxable income, regardless of whether the Company makes any distributions to its stockholders. In addition, in that case, all of the Company's distributions to its stockholders will be characterized as ordinary income (to the extent of the Company's current and accumulated earnings and profits). In contrast, as is explained below, if the Company qualifies as a RIC, a portion ofits distributions may be characterized as long-term capital gain in the hands of stockholders.

     Other than distributions properly designated as "capital gain dividends" as is described below, dividends to stockholders of the investment company taxable income of the Company will be taxable as ordinary income to stockholders to the extent of the Company's current or accumulated earnings and profits, whether paid in cash or reinvested in additional shares.
Distributions of the Company's net capital gain properly designated by the Company as "capital gain dividends" will be taxable to stockholders as a long-term capital gain regardless of the stockholder's holding period for his or her shares. Distributions in excess of the Company's earnings and profits will first reduce the adjusted tax basis of the stockholder's shares and, after the adjusted basis is reduced to zero, will constitute capital gains to the stockholder. For a summary of the tax rates applicable to capital gains, including capital gains dividends, see discussion below.

     To the extent that the Company retains any net capital gain, it may designate such retained gain as "deemed distributions" and pay a tax thereon for the benefit of its stockholders. In that event, the stockholders will be required to report their share of retained net capital gain on their tax returns as if it had been distributed to them and report a credit, or claim a refund, for the tax paid thereon by the Company. The amount of the deemed distribution net of such tax will be added to the stockholder's cost basis for his or her shares. Since the Company expects to pay tax on net capital gain at its regular corporate capital gain tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on net capital gain, the amount of tax that individual stockholders will be treated as having paid will exceed the amount of tax that such stockholders would be required to pay on net capital gain.

     Stockholders who are not subject to federal income tax or tax on capital gains should be able to file a Form 990T or an income tax return on the appropriate form that allows them to recover the taxes paid on their behalf.

     Any dividend declared by the Company in October, November, or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it had been received by the stockholders on December 31 of the year in which the dividend was declared.

     Investors should be careful to consider the tax implications of buying shares just prior to a distribution. Even if the price of the shares includes the amount of the forthcoming distribution, the stockholder generally will be taxed upon receipt of the distribution and will not be entitled to offset the distribution against the tax basis in his or her shares.

     A stockholder may recognize taxable gain or loss if he or she sells or exchanges his or her shares. Any gain arising from (or, in the case of distributions in excess of earnings and profits, treated as arising from) the sale or exchange of shares generally will be a capital gain or loss. This capital gain or loss normally will be treated as a long-term capital gain or loss if the stockholder has held his or her shares for more than one year; otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or exchange of shares held for six months or less will be treated as a long-term capital loss to the extent of the amount of capital gain dividends received with respect to such shares and, for this purpose, the special rules of Section 246(c)(3) and (4) of the Code generally apply in determining the holding period of shares.
It is unclear how any such long-term capital loss offsets capital gains taxable at different rates. All or a portion of any loss realized upon a taxable disposition of shares of the Company may be disallowed if other shares of the Company are purchased within 30 days before or after the disposition.

     In general, net capital gain (the excess of net long-term capital gain over net short-term capital loss) of non-corporate taxpayers is currently subject to a maximum federal income tax rate of 28% (subject to reduction in many situations) while other income may be taxed at rates as high as 39.6%. Capital gains derived from the disposition of assets held for more than 18 months generally are subject to federal income tax at the rate of 20%. Corporate taxpayers are currently subject to federal income tax on net capital gain at the maximum 35% rate also applied to ordinary income. Tax rates imposed by states and local jurisdictions on capital gain and ordinary income may differ.

     The Company may be required to withhold U.S. federal income tax at the rate of 31% of all taxable dividends and distributions payable to stockholders who fail to provide the Company with their correct taxpayer identification number or to make required certifications, or regarding whom the Company has been notified by the IRS that they are subject to backup withholding. Backup withholding is not an additional tax, and any amounts withheld may be credited against a stockholder's U.S. federal income tax liability.

     Federal withholding taxes at a 30% rate (or a lesser treaty rate) may apply to distributions to stockholders that are nonresident aliens or foreign partnerships, trusts, or corporations. Foreign investors should consult their tax advisors with respect to the possible U.S. federal, state, and local tax consequences and foreign tax consequences of an investment in the Company.

     The Company will send to each of its stockholders, as promptly as possible after the end of each fiscal year, a notice detailing, on a per share and per distribution basis, the amounts includible in such stockholder's taxable income for such year as ordinary income and as long-term capital gain. In addition, the federal tax status of each year's distributions generally will be reported to the IRS. Distributions may also be subject to additional state, local, and foreign taxes depending on a stockholder's particular situation. The Company's ordinary income dividends to its corporate shareholders may, if certain conditions are met, qualify for the dividends received deduction to the extent that the Company has received qualifying dividend income during the taxable year; capital gain dividends distributed by the Company are not eligible for the dividends received deduction.

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

     On May 12, 1998, the Company will distribute its cumulative E&P through December 31, 1997 for a total of approximately $8.0 million.
As of March 31, 1998, the Company believes that it has sufficient current assets to make such distribution without jeopardizing its ability to pay its operating expenses as they may become due.

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


Risks Relating to the Year 2000 Issue

     The Company believes that the Year 2000 problem is not material to the Company. Many computer software systems in use today cannot recognize the Year 2000 and may revert to 1900 or some other date because of the way in which dates were encoded and calculated. The Company could be adversely affected if its computer system or those of its service providers do not properly process and calculate date-related information and data on and after January 1, 2000. The Company has been actively working on necessary changes to its computer systems to prepare for the Year 2000 and intends to obtain reasonable assurances from its service providers that they are taking comparable steps with respect to their computer systems. However, the steps the Company is taking and intends to take does not guarantee complete success or eliminate the possibility that interaction with outside computer systems may have an adverse impact on the Company.


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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         Not Applicable

Item 2.  Changes in Securities and Use of Proceeds
         Not Applicable

Item 3.  Defaults Upon Senior Securities
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         Not Applicable

Item 5.  Other Information
         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         3.1(a)Restated Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1(a) to the Company's Form 10-K for the year ended December 31, 1995.

         3.1(b)Restated By-laws of the Company, incorporated by reference to
               Exhibit 3.1(b) to the Company's Form 10K for the year ended December 31, 1995.

         4.1 Specimen Certificate of Common Stock, incorporated by reference to Exhibit 4 to Company's Registration Statement on Form N-2 filed October 29, 1992.

        10.16* Demand Promissory Note - Line of Credit, Statement of Purpose for an Extension of Credit Secured by Margin Stock by and among Harris & Harris Group, Inc. And J.P. Morgan.

        11.0*  Computation of per share earnings.  See Statement of Operations.

        27.0*  Financial Data Schedule.

        (b) The Company did not file any reports on Form 8-K during the first quarter of 1998.

EXHIBIT INDEX

Item Number (of Item 601 of Regulation S-K)

27. Financial Data Schedule

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Harris & Harris Group, Inc.


                                   By: /s/ Rachel M. Pernia
                                   -------------------------
                                   Rachel M. Pernia, Vice President
                                   Treasurer, Controller and Principal
                                   Accounting Officer


Date: May 15, 1998