Form 10-Q
period 1998-06-30
HARRIS & HARRIS GROUP INC /NY/
filed 1998-08-14
CIK 893739

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

                                Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

                 For quarterly period ended June 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to __________________


                    Commission File Number: 0-11576


                     HARRIS & HARRIS GROUP, INC.
-----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

               New York                             13-3119827
---------------------------------        ------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

 One Rockefeller Plaza, Rockefeller Center, New York, New York     10020
------------------------------------------------------------------------------
      (Address of Principal Executive Offices)                   (Zip Code)

                                212/332-3600
-----------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes __X__                   No ____

Harris & Harris Group, Inc.
Form 10-Q, June 30, 1998

                                                     TABLE OF CONTENTS

                                                           Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements . . . . . . . . . . . . . . . . .  1

Statements of Assets and Liabilities . . . . . . . . . . . . .  2

Statements of Operations . . . . . . . . . . . . . . . . . . .  3

Statements of Cash Flows . . . . . . . . . . . . . . . . . . .  4

Statements of Changes in Net Assets. . . . . . . . . . . . . .  5

Schedule of Investments. . . . . . . . . . . . . . . . . . . .  6

Notes to Financial Statements. . . . . . . . . . . . . . . . . 14

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Condition. . . . . . . . . . . . . . . . . . . . . .  21

Results of Operations. . . . . . . . . . . . . . . . . . . . .  23

Liquidity and Capital Resources. . . . . . . . . . . . . . . .  26

Risks. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk . . . . . . . . . . . . . . . . . . . . .  30

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . 31
Item 2.  Changes in Securities and Use of Proceeds. . . . . . . 31
Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . 31
Item 4.  Submission of Matters to a Vote of Security Holders. . 31
Item 5.  Other Information. . . . . . . . . . . . . . . . . . . 31
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . 31

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . 32
Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . 33


                     Harris & Harris Group, Inc.
                      Form 10-Q, June 30, 1998


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

     Pursuant to the Company's receipt of the section 851(e) certification, the Company's Board of Directors declared and paid a one-time cash dividend of $0.75 per share to meet one of the Company's requirements for qualification for Sub-Chapter M tax treatment in 1998. The Company has requested rulings from the Internal Revenue Service (the "IRS") regarding other issues relevant to the Company's tax status as a RIC. (See Note 5 of Notes to Financial Statements.) Although there is no assurance such rulings will be issued, the management of the Company believes favorable rulings are likely.

     The qualification of the Company as a RIC under Sub-Chapter M of the Code depends on it satisfying certain technical requirements regarding its income, investment portfolio, and distributions. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Taxation under Sub-Chapter M.") There can be no assurance that the Company will qualify for Sub-Chapter M treatment for 1998 or subsequent years.
In addition, under certain circumstances, even if the Company were qualified for Sub-Chapter M treatment in 1998 or a subsequent year, the Company might elect to be taxed in that year as a C Corporation. Nevertheless, the Company's financial statements for 1998 assume that the Company will qualify for such treatment and that the rulings requested from the IRS will be issued.

                                     1

<CAPTIION>
                      STATEMENTS OF ASSETS AND LIABILITIES


                                  ASSETS
                                            June 30, 1998   December 31, 1997
                                             (Unaudited)        (Audited)

Investments, at value (See accompanying
schedule of investments and notes) . . . .   $ 25,707,972      $  38,659,230
Cash and cash equivalents. . . . . . . . .        150,677            145,588
Prepaid expenses . . . . . . . . . . . . .         73,580             85,126
Other assets . . . . . . . . . . . . . . .        171,058            383,840
                                             ------------      -------------
Total assets . . . . . . . . . . . . . . .   $ 26,103,287      $  39,273,784
                                             ============      =============

                               LIABILITIES & NET ASSETS

Accounts payable and accrued liabilities .   $    532,937      $     899,491
Deferred rent. . . . . . . . . . . . . . .         47,035             51,662
Deferred income tax liability (Note 5) . .              0            667,697
Note Payable (Note 6). . . . . . . . . . .      2,500,000          4,000,000
                                             ------------      -------------
Total liabilities. . . . . . . . . . . . .      3,079,972          5,618,850
                                             ------------      -------------
Commitments and contingencies (Note 6)

Net assets . . . . . . . . . . . . . . . .   $ 23,023,315      $  33,654,934
                                             ------------      -------------
Net assets are comprised of:
Preferred stock, $0.10 par value,
   2,000,000 shares authorized;
   none issued . . . . . . . . . . . . . .   $          0      $           0
Common stock, $0.01 par value, 25,000,000
   shares authorized; 10,641,400 outstanding
   at 6/30/98 and 10,692,971 issued and
   outstanding at 12/31/97 . . . . . . . .        106,930            106,930
Additional paid in capital . . . . . . . .     16,178,727         16,178,979
Accumulated net realized income. . . . . .      3,893,147         12,028,191
Accumulated unrealized appreciation of
   investments, net of deferred tax
   liability of $1,856,958 at 6/30/98
   and $2,817,898 at 12/31/97 .. . . . . .      2,980,246          5,340,834
Treasury stock, at cost (51,571 shares). .       (135,735)                 0
                                             ------------       ------------
Net assets . . . . . . . . . . . . . . . .   $ 23,023,315       $ 33,654,934
                                             ------------       ------------
Total net assets and liabilities . . . . .   $ 26,103,287       $ 39,273,784
                                             ============       ============
Shares outstanding . . . . . . . . . . . .     10,641,400         10,692,971
                                             ------------       ------------
Net asset value per outstanding share. . .   $       2.16       $       3.15
                                             ============       ============

   The accompanying notes are an integral part of these financial statements.

                          STATEMENTS OF OPERATIONS
                                (Unaudited)
                                   Three Months Ended       Six Months Ended
                                   6/30/98    6/30/97     6/30/98    6/30/97
Investment income:
  Interest from:
    Fixed-income securities. . . $  75,375  $  78,944   $ 267,666  $ 215,231
    Affiliated companies . . . .    27,453      8,889      86,485     18,889
  Other income . . . . . . . . .         0      7,500       7,348      8,369
                                 ---------  ---------   ---------  ---------
    Total investment income. . .   102,828     95,333     361,499    242,489

Expenses:
  Salaries and benefits. . . . .   227,537    345,919     464,148    786,243
  Profit sharing expense . . . .  (225,045)         0    (423,808)         0
  Administration and operations.   109,744    127,449     197,948    225,776
  Professional fees. . . . . . .    91,073     54,732     180,099    142,829
  Rent . . . . . . . . . . . . .    38,807     33,219      77,615     72,716
  Directors' fees and expenses .    41,392     14,878      70,134     50,726
  Depreciation . . . . . . . . .    12,500     15,000      25,000     30,000
  Custodian fees . . . . . . . .     3,291      3,637       6,198      7,143
  Interest expense (Note 6). . .         0          0      73,415          0
                                  --------   --------    --------  ---------
    Total expenses . . . . . . .   299,299    594,834     670,749  1,315,433
                                  --------   --------    --------  ---------
  Operating loss before
    income taxes   . . . . . . .  (196,471)  (499,501)   (309,250)(1,072,944)
  Income tax (provision)
    benefit (Note 5)   . . . . .         0    (30,534)   (393,243)   168,347
                                  ---------  ---------   ---------  ---------
Net operating loss . . . . . . .  (196,471)  (530,035)   (702,493)  (904,597)

Net realized gain on investments:
  Realized gain on
    sale of investments  . . . .   508,516    168,030     587,177    791,138
                                  ---------  ---------   ---------  ---------
    Total realized gain. . . . .   508,516    168,030     587,177    791,138
  Income tax provision (Note 5).         0    (58,810)          0   (276,898)
                                  ---------  ---------   ---------  ---------
  Net realized gain
    on investments . . . . . . .   508,516    109,220     587,177    514,240
                                  ---------  ---------   ---------  ---------
Net realized (loss) income . . .   312,045   (420,815)   (115,316)  (390,357)

Net decrease in unrealized
  appreciation on investments:
  Increase as a result
    of investment sales . . . . .  110,625          0     110,625          0
  Decrease as a result
    of investment sales . . . . . (705,314)         0    (793,212)(1,764,909)
  Increase on investments held. .        0  1,430,872   3,777,692  2,845,226
  Decrease on
    investments held. . . . . . (2,341,712)(5,420,882) (6,416,633)(7,674,552)
                                 ---------  ---------   ---------  ---------
  Change in unrealized
    appreciation on
    investments . . . . . . . . (2,936,401)(3,990,010) (3,321,528)(6,594,235)
  Income tax benefit (Note 5).     151,983  1,384,519     960,940  2,295,998
                                 ---------  ---------   ---------  ---------
  Net decrease in unrealized
    appreciation on
    investments . . . . . . . . (2,784,418)(2,605,491) (2,360,588)(4,298,237)
                                 ---------  ---------   ---------  ---------
Net decrease in net assets from operations:
  Total . . . . . . . . . . . $(2,472,373)$(3,026,306)$(2,475,904)$(4,688,594)
                                ==========  =========== ==========  ==========
  Per outstanding share . . . $     (0.23)$     (0.29)$     (0.23)$     (0.45)
                                =========   =========   =========   =========

    The accompanying notes are an integral part of these financial statements.

                                     3

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                       Six Months Ended    Six Months Ended
                                        June 30, 1998        June 30, 1997
Cash flows used in operating activities:
Net decrease in net assets
 resulting from operations . . . . .   $   (2,475,904)      $  (4,688,594)
Adjustments to reconcile net decrease in
net assets from operations to net cash used in
operating activities:
 Net realized and unrealized loss on
   investments . . . . . . . . . . .        2,734,351           5,803,097
 Deferred income taxes . . . . . . .         (667,697)         (2,187,447)
 Depreciation. . . . . . . . . . . .           25,000              30,000

Changes in assets and liabilities:
 Prepaid expenses. . . . . . . . . .           11,546              41,952
 Interest receivable . . . . . . . .          101,106              82,652
 Other assets. . . . . . . . . . . .           86,675             104,581
 Accounts payable
   and accrued liabilities . . . . .         (314,752)             26,132
 Deferred rent . . . . . . . . . . .           (4,627)             (4,626)
 Purchase of fixed assets. . . . . .                0             (18,427)
                                           -----------          ----------
 Net cash used in
   operating activities . . . . . . .        (504,302)           (810,680)

Cash provided by investing activities:
 Net sale of short-term investments
   and marketable securities . . . . .     11,060,414           3,437,835
 Investment in private
   placements and loans  . . . . . . .       (895,308)         (2,650,565)
                                           -----------         -----------
Net cash provided by
  investing activities . . . . . . . .     10,165,106             787,270

Cash flows used in financing activities:
  Payment of dividend  . . . . . . . .     (8,019,728)                  0
  Payment of note payable (Note 6) . .     (1,500,000)                  0
  Purchase of Treasury stock (Note 6)        (165,714)                  0
  Proceeds from sale of stock. . . . .         29,727                   0
                                            ----------           ----------
 Net cash used in
   financing activities  . . . . . . .     (9,655,715)                   0

Net increase (decrease) in cash and cash equivalents:
 Cash and cash equivalents at beginning
   of the period . . . . . . . . . . .        145,588              155,440
 Cash and cash equivalents at end
   of the period . . . . . . . . . . .        150,677              132,030
                                          ------------        -------------
Net increase (decrease) in cash and cash
 equivalents . . . . . . . . . . . . .   $      5,089        $     (23,410)
                                          ============        =============
Supplemental disclosures of
 cash flow information:
 Income taxes paid . . . . . . . . . .   $        300        $       5,959
 Interest paid . . . . . . . . . . . .   $     73,415        $           0

  The accompanying notes are an integral part of these financial statements.
                                   4

                        STATEMENTS OF CHANGES IN NET ASSETS
                                    (Unaudited)

                                   Three Months Ended      Six Months Ended
                                   6/30/98     6/30/97    6/30/98    6/30/97

Changes in net assets from operations:

   Net operating loss. . . . .  $ (196,471) $ (530,035) $ (702,493) $(904,597)
   Net realized gain
     on investments. . . . . .     508,516     109,220     587,177    514,240
   Net decrease in unrealized
     appreciation on investments
     as a result of sales. . .    (594,689)          0    (682,587)(1,147,190)
   Net decrease in unrealized
     appreciation on
     investments held  . . . .  (2,189,729) (2,605,491) (1,678,001)(3,151,047)
                                ----------- ----------- ----------- ---------
   Net decrease in net assets
     resulting from operations .(2,472,373) (3,026,306) (2,475,904)(4,688,594)


Changes in net assets from capital
   stock transactions:

   Payment of dividends. . . . .(8,019,728)          0  (8,019,728)         0
   Proceeds from sale of stock .    29,727           0      29,727          0
   Purchase of Treasury stock. .  (165,714)          0    (165,714)         0
                                ----------   ---------   ----------   -------
   Net decrease in net assets
     resulting from capital
     stock transactions . . . . (8,155,715)          0  (8,155,715)         0
                                ----------   ---------    ---------   -------
Net decrease in net assets  . .(10,628,088) (3,026,306)(10,631,619)(4,688,594)

Net assets:

   Beginning of the period . .  33,651,403  34,270,315  33,654,934  35,932,603
                                ----------  ----------  ----------  ----------
   End of the period . . . . .$ 23,023,315 $31,244,009 $23,023,315 $31,244,009
                                ==========  ==========  ==========  ==========

    The accompanying notes are an integral part of these financial statements.
                                        5

                     SCHEDULE OF INVESTMENTS JUNE 30, 1998
                                (Unaudited)

                                       Method of      Shares/
                                       Valuation (3)  Principal    Value

Investments in Unaffiliated Companies
(12)(13)(14) --  13.1% of total investments

Publicly Traded Portfolio
(Common stock unless noted otherwise) -- 11.0% of total investments

 Oil and Gas Related
  CORDEX Petroleums Inc. (1)
    Argentine and Chilean oil and gas exploration -- 2.01%
    of fully diluted equity
    Class A Common Stock. . . . . . . . . .(C)      4,052,080  $     93,863

 Biotechnology and Healthcare Related
  Somnus Medical Technology, Inc. (1)(4). .(C)         35,000       286,580

 Energy Research Corporation (1) --
  Fuel cell energy  . . . . . . . . . . . .(C)         55,000     1,086,250

 Princeton Video Image, Inc. (1)(2)(7) --
  Real time sports and entertainment
  advertising -- 1.4% of fully diluted
  equity . . . . . . . . . . . . . . . . . (C)        150,200       576,302

 Voice Control Systems, Inc. (1)(2) --
  Supplier of speech recognition and
  related speech input technology -- 2.2% of
  fully diluted equity . . . .. . . . . . .(C)        268,343       795,805
                                                                -----------
Total Publicly Traded Portfolio
  (cost: $3,664,180) . . . . . . . . . . . . . . . . . . . . .  $ 2,838,800


Private Placement Portfolio (Illiquid) -- 2.1% of total investments

 Exponential Business Development Company (1)(2)(5) --
  Venture capital partnership focused
  on early stage companies -- 0.87% of
  fully diluted equity
  Limited partnership interest . . . . . . .(A)           --    $    25,000

 MedLogic Global Corporation (1)(2) -- Medical
  cyanoacrylate adhesive --
  0.42% of fully diluted equity
  Series B Convertible Preferred Stock . . .(B)         60,319
  Common Stock . . . . . . . . . . . . . . .(B)         25,798      511,692
                                                                -----------
Total Private Placement
  Portfolio (cost: $1,058,775) . . . . . . . .                  $   536,692
                                                                -----------
Total Investments in
 Unaffiliated Companies (cost: $4,722,955) . .  . . . . . .     $ 3,375,492

        The accompanying notes are an integral part of this schedule.
                                      6

                   SCHEDULE OF INVESTMENTS JUNE 30, 1998
                               (Unaudited)

                                      Method of       Shares/
                                     Valuation (3)   Principal       Value

Investments in Non-Controlled
 Affiliates (12)(14) -- 51.1% of total investments

Publicly Traded Portfolio -- 11.4% of total investments
 Nanophase Technologies Corporation (1)(6)(8) --
  Manufactures and markets inorganic crystals of
  nanometric dimensions --
  5.10% of fully diluted equity
  Common Stock . . . . . . . . . . . . .(C)         730,916      $ 2,923,664
                                                                 -----------
Total Publicly Traded
  Portfolio (cost: $1,626,204) . . . . . . . . . . . . . . . .   $ 2,923,664
                                                                 -----------
Private Placement Portfolio (Illiquid)
  -- 39.7% of total investments
 Genomica Corporation (1)(2)(5)(6)(9) -- Develops software
  that enables the study of complex genetic diseases --
  10.8% of fully diluted equity
  Common Stock . . . . . . . . . . . . .(A)         199,800
  Series A Voting
  Convertible Preferred Stock. . . . . .(A)       1,660,200      $ 1,000,304

 InSite Marketing Technology, Inc. (1)(2)(4) -- Integrates
  marketing science and sales strategy into e-commerce
   -- 7.21% of fully diluted equity
  Common Stock . . . . . . . . . . . . .(A)       1,351,351          500,000

 NBX Corporation (1)(2)(6)(10) -- Exploits
  innovative distributed computing technology
  for use in small business telephone systems
   -- 14.6% of fully diluted equity
  Series A Convertible Preferred Stock .(B)         500,000
  Series C Convertible Preferred Stock .(B)         240,793
  Series D Convertible Preferred Stock .(A)          59,965        4,540,298
  Promissory Note
   -- 8% due March 16, 2001 . . . . . . (A)        $ 10,000           10,000

 PHZ Capital Partners Limited Partnership (2)
  -- Organizes and manages investment
  partnerships -- 20.0% of fully
  diluted equity
  Limited partnership interest  . . . . (D)           --           1,405,622
  Demand Promissory Note -- 8%  . . . . (A)       $ 500,000          500,000

 Questech Corporation (1)(2)(6)
  -- Manufactures and markets proprietary
  decorative tiles and signs -- 12.6% of
  fully diluted equity
  Common Stock . . . . . . . . . . . .  (D)         565,792        2,263,168
  Warrants at $4.00 expiring 11/28/01. .(A)         166,667              167
                                                                ------------
Total Private Placement Portfolio (cost: $6,420,308). . . . .   $ 10,219,559
                                                                ------------
Total Investments in
  Non-Controlled Affiliates (cost: $8,046,512) . . . . . . . .  $ 13,143,223

           The accompanying notes are an integral part of this schedule.
                                     7

                    SCHEDULE OF INVESTMENTS JUNE 30, 1998
                                 (Unaudited)

                                   Method of        Shares/
                                  Valuation (3)    Principal         Value

Private Placement Portfolio in
Controlled Affiliates (12)(14) (Illiquid)
 -- 15.1% of total investments

BioSupplyNet, Inc. (1)(2)(6)(11) -- Expands
 commercially the print and World Wide Web
 product directories developed by Cold
 Spring Harbor Laboratory Press --
 47.6% fully diluted equity
 Series A Convertible Preferred Stock. .(A)       775,000          $ 775,000
 Warrants at $1.00 expiring 6/30/07. . .(A)       235,000
 Revolving Credit Facility (Note 6). . .(A)     $ 235,000            235,000

MultiTarget, Inc. (1)(2)(6) -- Developing
 intellectual property related to localized
 treatment of cancer --
 37.5% of fully diluted equity
 Series A Convertible Preferred Stock. .(A)       375,000            210,000

NeuroMetrix, Inc. (1)(2)(6) -- Developing
 devices for: 1) diabetics to monitor their
 blood glucose and 2) detection of carpal tunnel
 syndrome -- 27.6% of fully diluted equity
 Series A Convertible Preferred Stock. .(B)       175,000
 Series B Convertible Preferred Stock. .(B)       125,000
 Series C-2 Convertible Preferred Stock.(A)       229,620          2,648,100
                                                                 -----------
Total Private Placement Portfolio
 in Controlled Affiliates (cost: $2,778,100) . . . . . . . . . . $ 3,868,100

U.S. Government Obligations -- 20.7% of total investments

 U.S. Treasury Bill dated 02/05/98
  due date 08/06/98 -- 4.7% yield. . .  (K)      $ 250,000       $   248,791
 U.S. Treasury Bill dated 03/05/98
  due date 09/03/98 -- 4.8% yield  . . .(K)      $ 395,000           391,571
 U.S. Treasury Bill dated 04/02/98
  due date 10/01/98 -- 5.0% yield  . . .(K)    $ 2,250,000         2,221,470
 U.S. Treasury Bill dated 04/30/98
  due date 10/29/98 -- 4.9% yield  . . .(K)    $ 2,500,000         2,459,325
Total Investments in                                             ------------
 U.S. Government Obligations (cost: $5,323,201) . . . . . . . .  $ 5,321,157
                                                                 ------------
Total Investments -- 100% (cost: $20,870,768) . . . . . . . . .  $25,707,972
                                                                 ============

          The accompanying notes are an integral part of this schedule.
                                       8

                  SCHEDULE OF INVESTMENTS JUNE 30, 1998
                              (Unaudited)

 Notes to Schedule of Investments

 (1) Represents a non-income producing security. Equity investments that have not paid dividends within the last twelve months are considered to be non-income producing.
 (2)  Legal restrictions on sale of investment.
 (3) See Footnote to Schedule of Investments for a description of the Method of Valuation A to L.
 (4) These investments were made during 1998. Accordingly, the amounts shown on the schedule represent the gross additions in 1998.
 (5) No changes in valuation occurred in these investments during the six months ended June 30, 1998.
 (6) These investments are development stage companies. A development stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either has not yet commenced its planned principal operations or has commenced such operations but has not realized significant revenue from them.
 (7)  Formerly named Princeton Electronic Billboard, Inc.  As of
      June 30, 1998, the market price per share of Princeton Video
      Image, Inc. ("PVII") was $4.625. As of August 3, 1998, the market price was $4.875 and the Company valued its holding at $617,815.
      The Company is subject to a lock-up agreement on the stock, which expires December 16, 1998.
 (8) As of June 30, 1998, the market price per share of Nanophase Technologies Corporation ("NANX") was $5.00. As of August 3, 1998, the market price per share was $3.50, and the Company valued its holding at $2,046,565.
 (9) Genomica Corporation was cofounded by the Company, Cold Spring Harbor Laboratory and Falcon Technology Partners, LP. Mr. G. Morgan Browne serves on the Board of Directors of the Company and is Administrative Director of Cold Spring Harbor Laboratory.
 (10) Formerly named PowerVoice Technologies, Inc.
 (11) BioSupplyNet, Inc. was cofounded by the Company, Cold Spring Harbor Laboratory and other investors. Mr. G. Morgan Browne serves on the Board of Directors and is Administrative Director of Cold Spring Harbor Laboratory.
 (12) Investments in unaffiliated companies consist of investments in which Harris & Harris Group,Inc. (the "Company") owns less than
      5 percent of the investee company. Investments in non-controlled affiliated companies consist of investments where the Company owns more than 5 percent but less than 25 percent of the investee company. Investments in controlled affiliated companies consist of investments where the Company owns more than 25 percent of the investee company.
 (13) The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $4,830,632. The gross unrealized appreciation based on tax cost for these securities is $170,469.
      The gross unrealized depreciation based on the tax cost for these securities is $1,625,608.
 (14) The percentage ownership of each investee company disclosed in the Schedule of Investments expresses the potential common equity interest in each such investee. The calculated percentage represents the amount of the issuer's common stock the Company owns or can acquire as a percentage of the issuer's total outstanding common stock plus common shares reserved for issued and outstanding warrants, convertible securities and stock options.

         The accompanying notes are an integral part of this schedule.
                                   9

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

   D.  Analytical Method:  The analytical method is generally used to value an investment position when there is no established public or private market in the company's securities or when the factual information available to the Company dictates that an investment should no longer be valued under either the cost or private market method. This valuation method is inherently imprecise and ultimately the result of reconciling the judgments of the Company's Investment and Valuation Committee members, based on the data available to them. The resulting valuation, although stated as a precise number, is necessarily within a range of values that vary depending upon the significance attributed to the various factors being considered. Some of the factors considered may include the financial condition and operating results of the company, the long-term potential of the business of the company, the values of similar securities issued by
                                     11

companies in similar businesses, the proportion of the company's securities owned by the Company and the nature of any rights to require the company to register restricted securities under applicable securities laws.

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

  Securities for which market quotations are not readily available are carried at fair value using one or more of the following basic methods of valuation:

  I. Fixed-Income Securities are valued by independent pricing services that provide market quotations based primarily on quotations from dealers and brokers, market transactions, and other sources.
                                   12

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

  The reported values of securities for which market quotations are not readily available and for other assets reflect the Investment and Valuation Committee's judgment of fair values as of the valuation date using the outlined basic methods of valuation. They do not necessarily represent an amount of money that would be realized if the securities had to be sold in an immediate liquidation.  The Company makes many of its portfolio investments with the view of holding them for a number of years, and the reported value of such investments may be considered in terms of disposition over a period of time. Thus, valuations as of any particular date are not necessarily indicative of amounts that may ultimately be realized as a result of future sales or other dispositions of investments held.
                                     13

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

     On September 25, 1997, the Company's Board of Directors approved a proposal to seek qualification in 1998 as a RIC under Sub-Chapter M of the Code. As a RIC, the Company must, among other things, distribute at least 90 percent of its taxable net income and may either distribute or retain its taxable net realized capital gains on investments. (See "Management's Discussion and Analysis of Financial Condition and
Results of Operations -- Taxation under Sub-Chapter M.") There can be no assurance that the Company will qualify as a RIC or that if it does qualify, it will continue to qualify. In addition, even if the Company were to qualify as a RIC, under certain circumstances, it might elect in a given year to be taxed as a C Corporation.

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

     Securities Transactions. Securities transactions are accounted for on the date the securities are purchased or sold (trade date); dividend income is recorded on the ex-dividend date; and interest income is accrued as earned. Realized gains and losses on investment transactions are determined on the first-in, first-out basis for financial reporting and tax bases.
                                   14

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

     The June 30, 1998 financial statements do not include a provision for deferred taxes on unrealized gains other than the provision for taxes on the unrealized gains as of December 31, 1997, net of the operating and capital loss carryforwards incurred by the Company through December 31, 1997. (See Note 5. Income Taxes.)

     Reclassifications. Certain reclassifications have been made to the December 31, 1997 and June 30, 1997 financial statements to conform to the June 30, 1998 presentation.

     Estimates by Management. The preparation of the financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 1998 and December 31,1997, and the reported amounts of revenues and expenses for the three months and six months ended June 30, 1998 and June 30, 1997. Actual results could differ from these estimates.

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

                                    15

                                Three Months Ended    Six Months Ended
                                June 30, 1997         June 30, 1997
Net Realized (Loss) Income:

As Reported                      $ (420,815)          $ (390,357)
Pro Forma                        $ (526,580)          $ (601,888)

Net Asset Value per share:

As Reported                      $     2.99           $     2.99
Pro Forma                        $     2.98           $     2.97

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

      A summary of the status of the Company's 1988 Plan at June 30, 1997 and changes during the six months then ended is presented in the table and narrative below. The Company's 1988 Plan was cancelled as of December 31, 1997, canceling all outstanding stock options and eliminating all potential stock option grants.

                                                 June 30, 1997
                                       ----------------------------------
                                         Shares               Weighted
                                                               Average
                                       --------            --------------
                                                           Exercise Price
                                                           --------------

Outstanding at beginning of period     1,080,000                 $4.58

Granted                                  320,000                 $3.94

Exercised                                  - -                    - -

Forfeited                                270,000                 $5.34

Expired                                    - -                    - -

Canceled                                   - -                    - -
                                      ----------             ---------

Outstanding at end of period           1,130,000                 $4.22
                                      ==========             =========
Exercisable at end of period             357,000                 $3.19
                                      ==========             =========
Weighted average fair
  value of options granted                                       $2.50
                                                             =========

                                     16

     As of January 1, 1998, the Company began implementing the Harris
& Harris Group, Inc. Employee Profit Sharing Plan (the "Plan") that provides for profit sharing equal to 20 percent of the net realized income of the Company as reflected on the statement of operations of the Company for such year, less the nonqualifying gain, if any. Under the Plan, net realized income of the Company includes investment income, realized gains and losses, and operating expenses (including taxes paid or payable by the Company), but it will be calculated without regard to dividends paid or distributions made to shareholders, payments under the Plan, unrealized gains and losses, and loss carry-overs from other years ("Qualifying Income"). The portion of net after-tax realized gains attributable to asset values as of September 30, 1997 will be considered nonqualifying gain, which will reduce "Qualifying Income." As of June 30, 1998, the Company does not have an accrual for the Plan and in the six months ended June 30, 1998 reversed a bonus accrual of $423,808 established as of December 31, 1997; $198,763 in the three months ended March 31, 1998 and $225,045 in the three months ended June 30, 1998.

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

     On June 30, 1994, the Company adopted a plan to provide medical and health coverage for retirees, their spouses and dependents who, at the time of their retirement, have ten years of service with the Company and have attained 50 years of age or have attained 45 years of age and have 15 years of service with the Company. On February 10, 1997, the Company amended this plan to include employees who "have seven full years of service and have attained 58 years of age." The coverage is secondary to any government provided or subsequent employer provided health insurance plans. Based upon actuarial estimates, the Company provided an original reserve of $176,520 that was charged to operations for the period ending June 30, 1994. As of June 30, 1998, the Company had a reserve of $255,430 for the plan.
                                      17

NOTE 5.  INCOME TAXES

     For the three months ended June 30, 1998 and 1997, the Company's income tax benefit was allocated as follows:

                            Three Months Three Months  Six Months Six Months
                                   Ended        Ended       Ended      Ended
                                 6/30/98      6/30/97     6/30/98    6/30/97

Investment operations . . . . .$       0    $  30,534   $ 393,243  $ (168,347)
Realized gain
  on investments. . . . . . . .        0       58,810           0     276,898
Net decrease in
  unrealized appreciation
  on investments  . . . . . . . (151,983)  (1,384,519)   (960,940) (2,295,998)
                               ---------- ------------  ----------------------
Total income tax
  benefit . . . . . . . . . . .$(151,983) $(1,295,175)  $(567,697)$(2,187,447)
                               ========== ============  ======================
The above tax benefit consists of the following:

Current -- Federal. . . . . . .$       0 $    (16,197)  $ 100,000 $         0
Deferred -- Federal . . . . . . (151,983)  (1,278,978)   (667,697) (2,187,447)
                               ----------------------- -----------------------
Total income tax benefit. . . .$(151,983)$(1,295,175)   $(567,697)$(2,187,447)
                               ======================= =======================

         The Company's net deferred tax liability at June 30, 1998 and December 31, 1997 consists of the following:

                                            June 30, 1998 December 31, 1997

Unrealized appreciation on investments        $ 1,856,958       $ 2,817,898
Net operating loss and capital carryforward    (1,856,958)       (1,856,958)
Medical retirement benefits                        - -              (81,345)
Other                                              - -             (211,898)
                                              -----------       -----------
Net deferred income tax liability             $         0       $   667,697
                                              ===========       ===========

         On September 25, 1997, the Company's Board of Directors approved a proposal to seek qualification in 1998 as a RIC under Sub-Chapter M of the Code. As a RIC, the Company annually must distribute at least 90 percent of its investment company taxable income as a dividend and may either distribute or retain its taxable net capital gains from investments. There can be no assurance that the Company will qualify as a RIC or that, if it does qualify, it will continue to qualify or will elect to qualify. To initially qualify as a RIC, among other requirements, the Company had to pay a dividend to shareholders equal to the Company's pre-RIC cumulative realized earnings and profits ("E&P"). On April 9, 1998, the Company declared a one-time cash dividend of $0.75 per share to meet this requirement (for a total of $8,019,728). The cash dividend was paid on May 12, 1998.  Continued qualification as a RIC requires the Company to satisfy certain portfolio diversification requirements in future years. The Company's ability to satisfy those requirements may not be controllable by the Company. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Taxation under Sub-Chapter M.")
                                       18
     The Company incurred ordinary and capital losses for a total of approximately $5.3 million during its C Corporation taxable years that remain available for use and may be carried forward to its 1998 and subsequent taxable years. Ordinarily, a corporation that elects to qualify as a RIC may not use its loss carryforwards from C Corporation taxable years to offset RIC investment company taxable income or net capital gains. In addition, a corporation that elects to qualify as a RIC continues to be taxable as a C Corporation on any gains realized within 10 years of its qualification as a RIC from sales of assets that were held by the corporation on the effective date of the election
("C Corporation Assets") to the extent of any gain built into the assets on such date ("Built-In Gain"). The Company has filed a private ruling request with the Internal Revenue Service ("IRS") asking the IRS to rule that the Company can carry forward its C
Corporation losses to offset any Built-In Gains resulting from sales of its C Corporation Assets, thereby enabling the Company to retain some or all of the proceeds from such sales without disqualifying itself as a RIC or incurring corporate level income tax.
The Company intends to use the $5.3 million loss carryforward to reduce the taxes due to Built-In Gains. The June 30, 1998 NAV includes the ordinary and capital loss carryforwards which is approximately $0.17.

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

     The Company's net deferred income tax liability as of June 30, 1998 would have been approximately $0 had it continued to account for its taxes as a C Corporation.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

     During 1993, the Company signed a ten-year lease with sublet provisions for office space. In 1995, this lease was amended to include additional office space. Rent expense under this lease was $38,807 and $33,219 and for the three months ended June 30, 1998 and 1997, respectively and $77,615 and $72,716 for the six months ended June 30, 1998 and 1997, respectively. Future minimum lease payments in each of the following years are: 1999 -- $176,030; 2000 -- $178,561;
2001 -- $178,561; 2002 -- $178,561; 2003 -- $101,946.

     In December 1993, the Company and MIT announced the establishment by the Company of the Harris & Harris Group Senior Professorship at MIT. Prior to the arrangement for the establishment of this Professorship, the Company had made gifts of stock in start-up companies to MIT.
These gifts, together with the contribution of $700,000 in cash in
1993, which was expensed by the Company in 1993, were used to establish this named chair. The Company contributed to MIT securities with a cost basis of $3,280, $20,000 and $20,000 in 1993, 1994, and 1995,
respectively. These contributions will be applied to the MIT Pledge at their market value at the time the shares become publicly traded or otherwise monetized in a commercial
                                   19

transaction and are free from restriction as to sale by MIT.
At June 30, 1998, the Company would have to fund additional cash and/or property that would have to be valued at a total of approximately $760,000 by December 1998, in order for the Senior Professorship to become permanent.

     In June 1997, the Company agreed to provide one of its investee companies with a $450,000 revolving line of credit, of which $235,000 had been used through June 30, 1998. The purpose of this line of credit, which will be secured by accounts receivable, is to provide for seasonal cash flow. To the extent that this line of credit is utilized, the Company will also receive warrants to purchase common stock.

     In December 1997, the Company signed a Demand Promissory Note for a $4,000,000 line of credit with J.P. Morgan collateralized by the Company's U.S. Treasury obligations. In March 1998 the line of credit was increased to $6,000,000. As of December 31, 1997, the Company had borrowed $4,000,000 against the line of credit. From December 31, 1997 to January 2, 1998, the rate on the line of credit was prime (8.5 percent). From January 2, 1998 to April 2, 1998, the interest rate on the line of credit was LIBOR plus 1.5 percent
(7.3125 percent). In March 1998, the Company paid down $2,500,000;
in April 1998, the Company paid the remaining balance. On June 30, 1998, the Company borrowed $2,500,000 against the line of credit at an interest rate of 8.5 percent through July 2, 1998. From July 2, 1998 forward the interest rate was LIBOR plus 1.5 percent (7.21875 percent).

     On April 15, 1998, the Company announced that the Board of Directors had approved the purchase of up to 700,000 shares of Company stock in the open market. As of June 30, 1998, the Company had purchased a total of 61,400 shares for a total of $165,714 or an average of $2.70 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company accounts for its operations under Generally Accepted Accounting Principles for investment companies. On this basis, the principal measure of its financial performance is captioned "Net (decrease) increase in net assets from operations," which is the sum of three elements. The first element is "Net operating loss," which is the difference between the Company's income from interest, dividends, and fees and its operating expenses, net of applicable income tax (provision) benefit. The second element is "Net realized gain on investments," which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, net of applicable income tax provisions. These two elements are combined in the Company's financial statements and reported as "Net realized (loss) income." The third element, "Net decrease in unrealized appreciation on investments," is the net change in the fair value of the Company's investment portfolio, net of increase (decrease) in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

     "Net realized gain on investments" and "Net decrease in unrealized appreciation on investments" are directly related. When a security is sold to realize a (loss) gain, net unrealized appreciation
(increases) decreases and net realized gain (decreases) increases.

Financial Condition

     The Company's total assets and net assets were, respectively, $26,103,287 and $23,023,315 at June 30, 1998, compared to $39,273,784 and $33,654,934 at December 31, 1997. The decrease is mainly due to the payment of a one-time cash dividend of approximately $8 million to meet one of the Company's requirements for qualifications for Sub-Chapter M tax treatment in 1998; and a decrease of approximately
$3.9 million in the valuation of one of the Company's investee companies, Nanophase Technologies Corporation. Net asset value per share was $2.16 at June 30, 1998 and $3.15 at December 31, 1997.

     The Company's outstanding shares were 10,641,400 as of June 30, 1998 and 10,692,971 as of December 31, 1997. The Company's outstanding shares were reduced as a result of its buyback program of 61,400 shares for a total of $165,714. However the treasury shares were then decreased by purchases of Company stock by directors with 50 percent of their director compensation.

     The Company's financial condition is dependent on the success of its investments. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth or have no history of operations.  At
June 30, 1998, approximately 56.0 percent of the Company's $26.1 million in total assets consisted of investments at fair value in private businesses, of which net unrealized appreciation was approximately $4.4 million before taxes. At December 31, 1997, approximately 34.0 percent of the Company's $39.3 million in total assets consisted of investments at fair value in private businesses, of which net unrealized appreciation
                                    21

was approximately $2.5 million before taxes, if applicable.

     A summary of the Company's investment portfolio is as follows:

                                    June 30, 1998     December 31, 1997

Investments, at cost                  $20,870,768           $30,500,498
Unrealized appreciation*                4,837,204             8,158,732
                                      -----------           -----------
Investments, at fair value            $25,707,972           $38,659,230
                                      ===========           ===========

*The accumulated unrealized appreciation on investments net of deferred taxes is $2,980,246 at June 30, 1998, versus $5,340,834 at
December 31, 1997.  (See Note 5 of Notes to Financial Statements.)

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

     The following table is a summary of the cash investments made by the Company and other increases in cost in its private placement portfolio during the six months ended June 30, 1998:

     New Investments                          Amount
     InSite Marketing Technology, Inc.    $  500,000

     Follow-on Investments:
     MultiTarget, Inc.                    $   51,802

     Exercise of Warrants:
     Voice Control Systems, Inc.          $   82,953

     Loans:
     BioSupplyNet, Inc.                   $  185,000
     NBX Corporation                          10,000
                                          ----------
          Sub-total                       $  195,000

                                       22


     Interest on Loans*
     NeuroMetrix, Inc.                    $   48,100
     Voice Control Systems, Inc.              17,453
                                          ----------
          Sub-total                       $   65,553
                                          ----------
     Total                                $  895,308
                                          ==========

*The Company received additional shares in NeuroMetrix, Inc. and Voice Control Systems, Inc. in exchange for the accrued interest on its loans.

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

     The Company had interest income from fixed-income securities of $267,666 and $215,231 for the six months ended June 30, 1998 and 1997, respectively. The increase is due to the additional funds the Company had available for investment in fixed-income securities in 1998 as a result of the funds borrowed against the JP Morgan line of credit.

     The Company had interest income from affiliated companies of $86,485 and $18,889 for the six months ended June 30, 1998 and 1997, respectively. The increase is due to the receipt of interest income on loans outstanding to investee companies.

     Operating expenses were $670,749 and $1,315,433 for six months ended June 30, 1998 and 1997, respectively. The decrease is primarily due to: the reversal of $423,808 for the Company's profit-sharing plan accrual made in the fourth quarter of 1997, a decrease in salaries as a result of reduced staff and a decrease in the Chairman's salary, and a decrease in overall expenses as a result of the Company's effort to cut expenses. The decreases were offset by the
                                 23

interest expense on the funds drawn on the JP Morgan line of credit. Most of the Company's operating expenses are related to employee and director compensation, office and rent expenses and consulting and professional fees (primarily legal and accounting fees).

     Net operating losses before taxes were $309,250 and $1,072,944 for the six months ended June 30, 1998 and 1997, respectively.

     The Company had interest income from fixed-income securities of $75,375 and $78,944 for the three months ended June 30, 1998 and 1997, respectively. The slight decrease is a result of the Company having less available funds as a result of operating expenses and additional investments.

     The Company had interest income from affiliated companies of $27,453 and $8,889 for the three months ended June 30, 1998 and 1997, respectively. The increase is due to the receipt of interest income on loans outstanding to investee companies.

     Operating expenses were $299,299 and $594,834 for three months ended June 30, 1998 and 1997, respectively. The decrease is primarily due to: the reversal of $225,045 for the Company's profit-sharing plan accrual made in the fourth quarter of 1997, a decrease in salaries as a result of reduced staff and a decrease in the Chairman's salary, and a decrease in administration and operation expenses as a result of the Company's effort to cut expenses. The decreases were offset by: an increase in professional fees, particularly legal fees as a result of the Company's change of tax structure; an increase in directors' fee as a result of additional Board meetings held during the three months ended June 30, 1998.

     Net operating losses before taxes were $196,471 and $499,501 for the three months ended June 30, 1998 and 1997, respectively.

     For a discussion of the tax benefit and provision for the three months and six months ended June 30, 1998, see Note 5 of Notes to Financial Statements.

     The Company has in the past relied, and continues to rely to a large extent, upon proceeds from sales of investments, rather than investment income, to defray a significant portion of its operating expenses. Because such sales cannot be predicted with certainty, the Company attempts to maintain adequate working capital to provide for fiscal periods when there are no such sales.

Realized Gains and Losses on Sales on Portfolio Securities:

     During the six months ended June 30, 1998, the Company sold various investments, realizing a net pre-tax gain of $587,177 of which a net of $682,587 has been recognized in prior periods, therefore, it decreased unrealized appreciation on investments.

                                     24

     During the six months ended June 30, 1997, the Company sold various public securities realizing a net pre-tax gain of $791,138, of which $1,764,909 had been recognized in prior years, therefore, it decreased unrealized appreciation on investments.

     During the three months ended June 30, 1998, the Company sold various public securities realizing a net pre-tax gain of $508,516 of which a net gain of $594,689 had been recognized in prior periods, therefore, it decreased unrealized appreciation on investments. During the three months ended June 30, 1997, the Company sold various public securities realizing a net pre-tax gain of $168,030, of which none had been recognized in prior periods.

Unrealized Appreciation and Depreciation on Portfolio Securities:

     The Board of Directors values the portfolio securities on a quarterly basis pursuant to the Company's Asset Valuation Policy
Guidelines in accordance with the 1940 Act. (See Footnote to Schedule of Investments.)

     Net unrealized appreciation on investments before taxes decreased during the six months ended June 30, 1998, $3,321,528 from $8,158,732 to $4,837,204, primarily as a result of decreased valuations in Nanophase Technologies Corporation, Princeton Video Image, Inc. and MedLogic Global Corporation. These decreases were offset primarily by increased valuations in NeuroMetrix, Inc. and Voice Control Systems, Inc.

      Net unrealized appreciation on investments before taxes decreased, during the six months ended June 30, 1997, $6,594,235 from $6,667,589 to $73,354 owing primarily to decreased valuations in Gel Sciences, Inc. (subsequently acquired by MedLogic Global Corporation), Harber Brothers Productions, Inc., nFX Corporation, Princeton Video Image, Inc. and PureSpeech, Inc. (subsequently acquired by Voice Control Systems, Inc.), offset by the increased valuation in NBX Corporation and Nanophase Technologies Corporation.

     Net unrealized appreciation on investments before taxes decreased during the three months ended June 30, 1998, $2,936,401 from $7,773,605 to $4,837,204 owing primarily to decreases in Voice Control Systems, Inc., MedLogic Global Corporation, Princeton Video Image, Inc., and Energy Research Corporation.

     Net unrealized appreciation on investments before taxes decreased, during the three months ended June 30, 1997, $3,990,010 from $4,063,364 to $73,354 owing primarily to decreased valuations in Gel Sciences, Inc. (subsequently acquired by MedLogic Global Corporation), nFX Corporation and Princeton Video Image, Inc., offset by an increased valuation in Nanophase Technologies Corporation.

     The Company's investee companies may have an overall increase in valuation over the six months period ended June 30, 1998, but a decrease in the three month period ended June 30, 1998 compared to the three month period ended March 31, 1998.
                                    25

Liquidity and Capital Resources

     The Company reported total cash, receivables and marketable securities (the primary measure of liquidity) at June 30, 1998 of $8,734,298 (net of $2,500,000 drawn from the JP Morgan line of credit) versus $21,693,067 (net of $4,000,000 drawn from the J.P. Morgan line of credit) at December 31, 1997. Included in marketable securities are the Company's holdings in Nanophase Technologies Corporation of $2,923,664 and Princeton Video Image, Inc. of $576,302. Princeton Video Image, Inc. is subject to a lock-up agreement and both holdings are valued at June 30, 1998 at discounts from market value: a 20 percent discount in the case of Nanophase Technologies Corporation and a 17.04 percent discount in the case of Princeton Video Image, Inc.

     As of June 30, 1998, the Company had a $6,000,000 line of credit in place with J.P. Morgan, of which the Company had borrowed $2,500,000. Management believes that its cash, receivables and marketable securities provide the Company with sufficient liquidity for its operations over the next 12 months.

     On May 12, 1998, the Company paid out a one-time cash dividend of $0.75 per share for a total of $8,019,728, to meet one of the requirements for qualification for Sub-Chapter M tax treatment in 1998.

Taxation Under Sub-Chapter M

     The Company presently intends to elect to be treated as a RIC for federal income tax purposes for 1998 and intends to continue to maintain that status. (See Item 1. Financial Statements Note 1.) As a qualifying RIC, if the Company distributes to stockholders annually in a timely manner at least 90 percent of its "investment company taxable income," as defined in the Code (i.e., net investment income, including accrued original issue discount, and net short-term capital gains) (the "90 percent Distribution Requirement"), it will not be subject to federal income tax on the portion of its investment company taxable income and net capital gains (net long-term capital gain in excess of net short-term capital loss) distributed to stockholders.
In addition, if the Company distributes in a timely manner 98 percent of its capital gain net income for each one-year period ending on December 31, and distributes 98 percent of its net ordinary income for each calendar year (as well as any income not distributed in prior years), it will not be subject to the 4 percent nondeductible federal excise tax imposed with respect to certain undistributed income of RICs. The Company generally will endeavor to distribute to stockholders all of its investment company taxable income and its net capital gain, if any, for each taxable year so that such Company will not incur income and excise taxes on its earnings.

     In order to qualify as a RIC for federal income tax purposes, the Company must, among other things:  (a) continue to qualify as a
BDC under the 1940 Act, (b) derive in each taxable year at least 90 percent of its gross income from dividends, interest, payments with respect to securities loans, gains from the sale of stock or securities, or other income derived with respect to its business of investing in such stock or securities (the "90 percent Income Test"); and (c) adequately diversify its holdings pursuant to detailed rules set forth in section 851 of the Code.
                                     26

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

     If the Company fails to satisfy the 90 percent Distribution Requirement or otherwise fails to qualify as a RIC in any taxable year, it will be subject to tax in such year on all of its taxable income, regardless of whether the Company makes any distributions to its stockholders. In addition, in that case, all of the Company's distributions to its stockholders will be characterized as ordinary income (to the extent of the Company's current and accumulated earnings and profits). In contrast, as is explained below, if the Company qualifies as a RIC, a portion of its distributions may be characterized as long-term capital gain in the hands of stockholders.

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

     To the extent that the Company retains any net capital gain, it may designate such retained gain as "deemed distributions" and pay a tax thereon for the benefit of its stockholders. In that event, the stockholders will be required to report their share of retained net capital gain on their tax returns as if it had been distributed to them and report a credit, or claim a refund, for the tax paid thereon by the Company. The amount of the deemed distribution net of such tax will be added to the stockholder's cost basis for his or her shares. Since the Company expects to pay tax on net capital gain at its regular corporate capital gain tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on net capital gain, the amount of tax that individual stockholders will be treated as having
                                    27

paid will exceed the amount of tax that such stockholders would be required to pay on net capital gain.

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

     In general, net capital gain (the excess of net long-term capital gain over net short-term capital loss) of non-corporate taxpayers is currently subject to a maximum federal income tax rate of 20 percent (subject to reduction in many situations) while other income may be taxed at rates as high as 39.6 percent. Corporate taxpayers are currently subject to federal income tax on net capital gain at the maximum 35 percent rate also applied to ordinary income. Tax rates imposed by states and local jurisdictions on capital gain and ordinary income may differ.

     The Company may be required to withhold U.S. federal income tax at the rate of 31 percent of all taxable dividends and distributions payable to stockholders who fail to provide the Company with their correct taxpayer identification number or to make required certifications, or regarding
                                     28

whom the Company has been notified by the IRS that they are subject to backup withholding. Backup withholding is not an additional tax, and any amounts withheld may be credited against a stockholder's U.S. federal income tax liability.

     Federal withholding taxes at a 30 percent rate (or a lesser treaty rate) may apply to distributions to stockholders that are nonresident aliens or foreign partnerships, trusts, or corporations. Foreign investors should consult their tax advisors with respect to the possible U.S. federal, state, and local tax consequences and foreign tax consequences of an investment in the Company.

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

     If necessary for liquidity purposes, in lieu of distributing its taxable net capital gains, the Company may retain such net capital gains and elect to be deemed to have made a distribution of the gains, or part thereof, to the shareholders under the "designated undistributed capital gain" rules of section 852(b)(3) of the Code. In such a case, the Company would have to pay a 35 percent corporate level income tax on such "designated undistributed capital gain," but it would not have to distribute the excess of the retained "designated undistributed capital gain" over the amount of tax thereon in order to maintain its RIC status.
                                29

Risks

     There are significant risks inherent in the Company's venture capital business. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth and have not attained profitability or have no history of operations. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Company expects that some of its venture capital investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential. The Company has been risk seeking rather than risk averse in its approach to venture capital and other investments. Neither the Company's investments nor an investment in the Company is intended to constitute a balanced investment program. The Company has in the past relied and continues to rely to a large extent upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses. In addition, the Company may not qualify or seek to qualify for RIC status.

Risks Relating to the Year 2000 Issue

     The Company believes that the Year 2000 problem is not material to the Company. Many computer software systems in use today cannot recognize the Year 2000 and may revert to 1900 or some other date because of the way in which dates were encoded and calculated. The Company could be adversely affected if its computer system or those of its service providers do not properly process and calculate date-related information and data on and after January 1, 2000. The Company has been actively working on necessary changes to its computer systems to prepare for the Year 2000 and intends to obtain reasonable assurances from its service providers that they are taking comparable steps with respect to its computer systems. However, the steps the Company is taking and intends to take do not guarantee complete success or eliminate the possibility that interaction with outside computer systems may have an adverse impact on the Company.


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

         Not Applicable
                                   30

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         Not Applicable

Item 2.  Changes in Securities and Use of Proceeds
         Not Applicable

Item 3.  Defaults Upon Senior Securities
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         Not Applicable

Item 5.  Other Information
              In accordance with recent amendments to the shareholder proposal rules set forth in Rules 14a-4 and 14a-8 under the Securities and Exchange Act of 1934, as amended, written notice of shareholder proposals submitted outside the processes of Rule 14a-8 for consideration at the 1999 Annual Meeting of Shareholders must be received by the Company on or before May 11, 1999, in order to be considered timely for purposes of Rule 14a-4. The persons designated in the Company's proxy statement shall be granted discretionary authority with respect to any shareholder proposal of which the Company does not receive timely notice.

Item 6.  Exhibits and Reports on Form 8-K

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

        27.0*    Financial Data Schedule.

        (b) The Company filed a report on Form 8-K on June 15, 1998 concerning the Company's Employee Profit Sharing Plan.
                                  31

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Harris & Harris Group, Inc.


                                   By: /s/ Rachel M. Pernia
                                   -----------------------------------
                                   Rachel M. Pernia, Vice President
                                   Treasurer, Controller and Principal
                                   Accounting Officer


Date: August 14, 1998


                                       32
EXHIBIT INDEX

Item Number (of Item 601 of Regulation S-K)

27. Financial Data Schedule