Form 10-Q
period 1998-09-30
HARRIS & HARRIS GROUP INC /NY/
filed 1998-11-13
CIK 893739

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D. C.  20549

                                          Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For quarterly period ended September 30, 1998

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

           For the transition period from _______________ to __________________


                             Commission File Number: 0-11576


                               HARRIS & HARRIS GROUP, INC.
-----------------------------------------------------------------------------
                  (Exact name of registrant as specified in its charter)

               New York                                13-3119827
--------------------------------------     ----------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

One Rockefeller Plaza, Rockefeller Center, New York, New York          10020
-----------------------------------------------------------------------------
      (Address of Principal Executive Offices)                     (Zip Code)

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

                 Yes           __X__                   No ____




                            Harris & Harris Group, Inc.
                          Form 10-Q, September 30, 1998

                               TABLE OF CONTENTS

                                                                  Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements . . . . . . . . . . . . . . . . . .        1

Statements of Assets and Liabilities . . . . . . . . . . . . . .        2

Statements of Operations . . . . . . . . . . . . . . . . . . . .        3

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . .        4

Statements of Changes in Net Assets. . . . . . . . . . . . . . .        5

Schedule of Investments. . . . . . . . . . . . . . . . . . . . .        6

Notes to Financial Statements. . . . . . . . . . . . . . . . . .       14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition. . . . . . . . . . . . . . . . . . . . . . .       21

Results of Operations. . . . . . . . . . . . . . . . . . . . . .       23

Liquidity and Capital Resources. . . . . . . . . . . . . . . . .       26

Risks. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       29

Item 3.  Quantitative and Qualitative Disclosures About Market Risk    30

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . .      31
Item 2.  Changes in Securities and Use of Proceeds. . . . . . . .      31
Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . .      31
Item 4.  Submission of Matters to a Vote of Security Holders. . .      31
Item 5.  Other Information. . . . . . . . . . . . . . . . . . . .      32
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .      32

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . .      33
Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . .      34


                        Harris & Harris Group, Inc.
                       Form 10-Q, September 30, 1998


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

      The information furnished in the accompanying financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. Certain information and disclosures normally included in the financial statements in accordance with Generally Accepted Accounting Principles have been condensed or omitted as permitted by Regulation S-X and Regulation S-K. It is suggested that the accompanying financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997 contained in Harris & Harris Group's
(the "Company") 1997 Annual Report.

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

      The qualification of the Company as a RIC under Sub-Chapter M of the Code depends on it satisfying certain technical requirements regarding its income, investment portfolio, and distributions. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Taxation under Sub-Chapter M.") There can be no assurance that the Company will qualify for Sub-Chapter M treatment for 1998 or subsequent years. In addition, under certain circumstances, even if the Company were qualified for Sub-Chapter M treatment in 1998 or a subsequent year, the Company might elect to be taxed in that year as a C Corporation and not elect RIC status. Nevertheless, the Company's financial statements for 1998 assume the Company will qualify for such treatment.

                   STATEMENTS OF ASSETS AND LIABILITIES

                                  ASSETS
                                        September 30, 1998 December 31, 1997
                                            (Unaudited)         (Audited)

Investments, at value (See
   accompanying schedule of
   investments and notes). . . . . . .   $   19,926,685     $   38,659,230
Cash and cash equivalents. . . . . . .          129,904            145,588
Notes receivable (Note 6). . . . . . .          300,000                  0
Prepaid expenses . . . . . . . . . . .           49,424             85,126
Other assets . . . . . . . . . . . . .          281,039            383,840
                                         --------------     --------------
Total assets . . . . . . . . . . . . .   $   20,687,052     $   39,273,784
                                         ==============     ==============

                             LIABILITIES & NET ASSETS

Accounts payable
   and accrued liabilities . . . . . .   $      531,467     $     899,491
Deferred rent. . . . . . . . . . . . .           44,722            51,662
Deferred income tax liability (Note 5)                0           667,697
Note Payable (Note 6). . . . . . . . .                0         4,000,000
                                          -------------     -------------
Total liabilities. . . . . . . . . . .          576,189         5,618,850
                                          -------------     -------------
Commitments and contingencies (Note 6)

Net assets . . . . . . . . . . . . . .   $   20,110,863     $  33,654,934
                                         --------------     -------------
Net assets are comprised of:
Preferred stock, $0.10 par value,
   2,000,000 shares authorized;
   none issued . . . . . . . . . . . . . $             0      $         0
Common stock, $0.01 par value,
   25,000,000 shares authorized;
   10,692,971 issued at 9/30/98 and
   issued and outstanding at 12/31/97. .         106,930          106,930
Additional paid in capital . . . . . . .      16,173,519       16,178,979
Accumulated net realized income. . . . .       2,144,486       12,028,191
Accumulated unrealized appreciation of
   investments, net of deferred tax
   liability of $1,113,009 at 9/30/98
   and $2,817,898 at 12/31/97. . . . . .       1,839,666        5,340,834
Treasury stock, at cost (73,730 shares).        (153,738)               0
                                          --------------   --------------
Net assets . . . . . . . . . . . . . . .  $   20,110,863   $   33,654,934
                                          --------------   --------------

Total net assets and liabilities . . . .  $   20,687,052   $   39,273,784
                                          ==============   ==============

Shares outstanding . . . . . . . . . . .      10,619,241       10,692,971
                                          ==============   ==============

Net asset value per outstanding share. .  $         1.89   $         3.15
                                          ==============   ==============

   The accompanying notes are an integral part of these financial statements.

                      STATEMENTS OF OPERATIONS
                            (Unaudited)

                                Three Months Ended       Nine Months Ended
                              Sept. 30,   Sept. 30,     Sept. 30,  Sept. 30,
                                 1998       1997           1998       1997
Investment income:
  Interest from:
    Fixed-income securities.  $ 46,571    $ 147,099     $ 314,237  $ 362,330
    Affiliated companies . .    22,649       11,111       109,133     30,000
  Other income (Note 6). . .   135,680       10,000       143,028     18,369
                              --------    ---------     ---------  ---------
    Total investment income.   204,900      168,210       566,398    410,699

Expenses:
  Salaries and benefits. . .   182,136      442,888       646,284  1,229,131
  Profit sharing
     expense (credit). . . .         0            0      (423,808)         0
  Administration
     and operations  . . . .    74,346       77,800       272,294    303,576
  Professional fees  . . . .    66,767       47,071       246,866    189,900
  Rent . . . . . . . . . . .    40,522       28,846       118,137    101,562
  Directors' fees
     and expenses  . . . . .    31,252       36,577      101,385      87,303
  Depreciation . . . . . . .    12,500       15,000       37,500      45,000
  Custodian fees . . . . . .     2,253        5,039        8,451      12,182
  Restructuring Expense. . .         0      100,000            0     100,000
  Interest expense (Note 6).    11,963            0       85,378           0
                            ----------    ---------   ----------   ---------
    Total expenses . . . . .   421,739      753,221    1,092,487   2,068,654
                            ----------    ---------   ----------   ---------
  Operating loss before
    income taxes . . . . . .  (216,839)    (585,011)    (526,089) (1,657,955)
  Income tax benefit
  (provision) (Note 5) . . .  (743,949)     497,297   (1,137,192)    665,644
                            -----------    ---------    --------- -----------
Net operating loss . . . . .  (960,788)     (87,714)  (1,663,281)   (992,311)

Net realized (loss) gain
  on investments:
  Realized (loss) gain
    on sale of investments .  (787,873)     (95,052)   (200,696)     696,086
                              ---------     --------   ---------     -------
 Total realized (loss) gain.  (787,873)     (95,052)   (200,696)     696,086
  Income tax benefit
    (provision) (Note 5) . .          0       33,268           0    (243,630)
  Net realized (loss)
    gain on investments. . .  (787,873)     (61,784)   (200,696)     452,456
                            -----------    --------- -----------    ---------
Net realized loss. . . . . .(1,748,661)    (149,498) (1,863,977)    (539,855)

Net (decrease) increase in unrealized appreciation on investments:
  Increase as a result of
    investment sales . . . .   554,687      102,314     665,312      102,314
  Decrease as a result of
    investment sales . . . .  (170,468)    (391,084)   (963,680)  (1,730,910)
  Increase on investments
    held . . . . . . . . . .     2,262    2,391,856   3,779,954    4,770,561
  Decrease on investments
    held . . . . . . . . . .(2,271,010)    (953,126) (8,687,643)  (8,586,240)
                           ------------   ---------- -----------  -----------
      Change in unrealized
        appreciation on
        investments. . . . .(1,884,529)   1,149,960  (5,206,057)  (5,444,275)
  Income tax benefit
    (provision) (Note 5) . .   743,949     (390,502)  1,704,889    1,905,496
                           ------------   ---------- ----------   -----------
  Net (decrease) increase
    in unrealized appreciation
    on investments . . . . .(1,140,580)     759,458  (3,501,168)  (3,538,779)
                           ------------   ---------- -----------  -----------
Net (decrease) increase in
net assets from operations:
  Total. . . . . . . . . . $(2,889,241)  $  609,960 $(5,365,145) $(4,078,634)
                           ============  ========== ============ ============
  Per outstanding share. . $     (0.27)  $     0.06 $     (0.51) $     (0.39)
                           ============  ========== ============ ============

    The accompanying notes are an integral part of these financial statements.

                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                         Nine Months Ended  Nine Months Ended
                                         September 30, 1998 September 30, 1997
Cash flows used in operating activities:
Net decrease in net assets
 from operations . . . . . . . . . . .   $   (5,365,145)    $  (4,078,634)
Adjustments to reconcile net decrease
in net assets from operations to net
cash used in operating activities:
 Net realized and unrealized loss on
   investments . . . . . . . . . . . .        5,406,753         4,748,189
 Deferred income taxes . . . . . . . .         (667,697)       (1,940,490)
 Depreciation. . . . . . . . . . . . .           37,500            45,000

Changes in assets and liabilities:
 Receivable from brokers . . . . . . .                0         (557,606)
 Prepaid expenses. . . . . . . . . . .           35,702           64,182
 Interest receivable . . . . . . . . .           78,457          123,740
 Taxes receivable. . . . . . . . . . .                0         (387,020)
 Other assets. . . . . . . . . . . . .           (4,855)         102,162
 Accounts payable and accrued liabilities      (316,227)         107,152
 Deferred rent . . . . . . . . . . . .           (6,940)          (6,939)
 Purchase of fixed assets. . . . . . .           (8,300)         (23,618)
                                              ----------        ---------
 Net cash used in operating activities         (810,752)      (1,803,882)

Cash provided by investing activities:
 Net sale of short-term investments
      and marketable securities. . . .       13,934,302        5,011,522
 Investment in private placements
      and loans. . . . . . . . . . . .         (960,308)      (3,160,642)
                                             -----------      -----------
 Net cash provided by investing activities   12,973,994        1,850,880

Cash flows used in financing activities:
 Payment of dividend . . . . . . . . .      (8,019,728)                0
 Payment of note payable (Note 6). . .      (4,000,000)                0
 Purchase of Treasury stock (Note 6) .        (199,802)                0
 Proceeds from sale of stock (Note 6).          40,604                 0
                                            -----------       -----------
 Net cash used in financing activities     (12,178,926)                0

Net (decrease) increase in cash and cash equivalents:
 Cash and cash equivalents at beginning
      of the period  . . . . . . . . .         145,588           155,440
 Cash and cash equivalents at end
      of the period  . . . . . . . . .         129,904           202,438
                                            -----------       -----------
 Net (decrease) increase in cash and cash
 equivalents . . . . . . . . . . . . .      $  (15,684)       $   46,998
                                            ===========       ==========

Supplemental disclosures of cash flow information:
 Income taxes paid . . . . . . . . . .      $      372        $    5,959
 Interest paid . . . . . . . . . . . .      $   85,378        $        0

  The accompanying notes are an integral part of these financial statements.
                                     4

                    STATEMENTS OF CHANGES IN NET ASSETS
                               (Unaudited)

                              Three Months Ended        Nine Months Ended
                            Sept. 30,    Sept. 30,   Sept. 30,   Sept. 30,
                               1998         1997         1998      1997
Changes in net assets from operations:

   Net operating loss. . . $(960,788)   $ (87,714) $(1,663,281)  $(992,311)
   Net realized (loss)
      gain on investments. .(787,873)     (61,784)    (200,696)     452,456
   Net increase (decrease)
      in unrealized appreciation
      on investments as a
      result of sales . . .  384,219     (190,710)    (298,368)  (1,058,587)
   Net (decrease) increase
      in unrealized
      appreciation on
      investments held . .(1,524,799)     950,168   (3,202,800)  (2,480,192)
                          -----------   ----------  -----------  -----------
   Net (decrease) increase
      in net assets resulting
      from operations . . (2,889,241)     609,960   (5,365,145)  (4,078,634)


Changes in net assets from capital
   stock transactions:

   Payment of dividends . .        0            0   (8,019,728)           0
   Proceeds from
      sale of stock . . . .   10,877            0       40,604            0
   Purchase of
      Treasury stock. . . .  (34,088)           0     (199,802)           0
                            ---------    ---------  -----------   ---------
   Net decrease in net assets
      resulting from capital
      stock transactions. .  (23,211)           0   (8,178,926)           0
                            ---------    ---------  -----------   ----------
Net (decrease)increase
   in net assets . . . .  (2,912,452)     609,960  (13,544,071)  (4,078,634)

Net assets:

   Beginning of
      the period . . . .  23,023,315   31,244,009   33,654,934   35,932,603
                         -----------  -----------  -----------  -----------
   End of the period . . $20,110,863  $31,853,969  $20,110,863  $31,853,969
                         ===========  ===========  ===========  ===========

    The accompanying notes are an integral part of these financial statements.

                 SCHEDULE OF INVESTMENTS SEPTEMBER 30, 1998
                                 (Unaudited)

                                   Method of      Shares/
                                 Valuation (3)   Principal           Value

 Investments in Unaffiliated
    Companies (12)(13)(14) -- 6.3% of total investments

 Publicly Traded Portfolio (Common stock unless noted otherwise)
    -- 3.6% of total investments

 Oil and Gas Related
  CORDEX Petroleums Inc. (1)
    Argentine and Chilean oil and gas exploration -- 2.01%
    of fully diluted equity
    Class A Common Stock . . . . . . .(C)       4,052,080    $      44,968

 Biotechnology and Healthcare Related
  Somnus Medical
     Technology, Inc. (1)(4) . . . . .(C)          35,000          109,375

 Princeton Video Image, Inc. (1)(2)(7)
     -- Real time sports and
     entertainment advertising --
     1.4% of fully diluted equity. . .(C)         150,200          531,843

 Voice Control Systems, Inc. (1)(2)
     -- Supplier of speech
     recognition and related
     speech input technology . . . . .(C)          22,964          37,977
                                                              -----------
Total Publicly Traded
     Portfolio (cost: $1,437,927) . . . . . . . . . . . . . . $   724,163


Private Placement Portfolio (Illiquid) -- 2.7% of total investments

 Exponential Business Development Company (1)(2)(5) --
    Venture capital partnership
    focused on early stage companies
    -- 0.87% of fully diluted equity
    Limited partnership interest . . .(A)            --        $    25,000

 MedLogic Global Corporation (1)(2) --
    Medical cyanoacrylate adhesive --
    0.43% of fully diluted equity
    Series B Convertible Redeemable
    Preferred Stock . . . . . . . . . .(B)        60,319
    Common Stock  . . . . . . . . . . .(B)        25,798           511,692
                                                                ----------
Total Private Placement
   Portfolio (cost: $1,058,775) . . . . . . . . . . . . . . . . $  536,692
                                                                ----------
Total Investments in
   Unaffiliated Companies (cost: $2,496,702)  . . . . . . . . . $1,260,855

       The accompanying notes are an integral part of this schedule.

               SCHEDULE OF INVESTMENTS SEPTEMBER 30, 1998
                              (Unaudited)

                                      Method of      Shares/
                                      Valuation (3) Principal       Value

Investments in
   Non-Controlled Affiliates (12)(14) -- 60.9% of total investments

Publicly Traded Portfolio -- 5.7% of total investments

 Nanophase Technologies Corporation (1)(6)(8) --
    Manufactures and markets
    inorganic crystals of
    nanometric dimensions --
    4.98% of fully diluted equity
    Common Stock . . . . . . . . . . . .(C)         730,916       $1,133,212
                                                                  ----------
Total Publicly Traded
    Portfolio (cost: $1,626,204)  . . . . . . . . . . . . . .     $1,133,212

Private Placement Portfolio (Illiquid) -- 55.2% of total investments

 Genomica Corporation (1)(2)(5)(6)(9) -- Develops software
    that enables the study of complex genetic diseases --
    10.8% of fully diluted equity
    Common Stock . . . . . . . . . . . .(A)         199,800
    Series A Voting
    Convertible Preferred Stock. . . . .(A)       1,660,200       $1,000,304

 InSite Marketing Technology, Inc. (1)(2)(4)
    -- Integrates marketing science and
    sales strategy into e-commerce
    -- 7.12% of fully diluted equity
    Common Stock . . . . . . . . . . . .(A)       1,351,351          500,000

 NBX Corporation (1)(2)(6)(10) --
    Exploits innovative distributed
    computing technology for use in
    small business telephone systems
    -- 14.3% of fully diluted equity
    Promissory Note --
    8% due March 16, 2001 . . . . . . . (A)      $ 10,000            10,000
    Series A Convertible
    Preferred Stock . . . . . . . . . . (B)       500,000
    Series C Convertible
    Preferred Stock . . . . . . . . . . (B)       240,793
    Series D Convertible
    Preferred Stock . . . . . . . . . . (A)        59,965         4,540,298

 PHZ Capital Partners Limited
    Partnership (2) -- Organizes and
    manages investment partnerships --
    20.0% of fully diluted equity
    Demand Promissory Note -- 8%. . . . (A)      $500,000           500,000
    Limited partnership interest. . . . (D)         --            1,405,622

 Questech Corporation (1)(2)(6) --
    Manufactures and markets
    proprietary decorative tiles
    and signs -- 12.4% of
    fully diluted equity
    Common Stock . . . . . . . . . . . .(A)      302,459
    Common Stock . . . . . . . . . . . .(D)      263,333
    Warrants at $4.00
    expiring 11/28/01  . . . . . . . . .(A)      166,667          2,263,335

 SciQuest, Inc. (1)(2)(6)(11) --
    Internet e-commerce source for
    scientific products -- 5.11% of
    fully diluted equity
    Series C Convertible
    Preferred Stock . . . . . . . . . .(A)       277,163
    Warrants at $2.7962
    expiring 6/30/07. . . . . . . . . .(A)        26,822           775,000
                                                              ------------
Total Private Placement
    Portfolio (cost: $7,195,308) . . . . . . . . . . . . . .   $10,994,559
                                                              ------------
Total Investments in
    Non-Controlled Affiliates (cost: $8,821,512). . . . . . .  $12,127,771

        The accompanying notes are an integral part of this schedule.

               SCHEDULE OF INVESTMENTS SEPTEMBER 30, 1998
                               (Unaudited)

                                    Method of       Shares/
                                    Valuation (3)  Principal    Value

Private Placement Portfolio
    in Controlled Affiliates (12)(14)
    (Illiquid) -- 13.3% of total investments

 MultiTarget, Inc. (1)(2)(6) -- Developing
    intellectual property
    related to localized treatment of cancer --
    37.5% of fully diluted equity
    Series A Convertible
    Preferred Stock. . . . . . . . . .(D)          375,000   $          1

 NeuroMetrix, Inc. (1)(2)(6) -- Developing
    devices for: 1) detection of carpal
    tunnel syndrome and 2) diabetics to
    monitor their blood glucose -- 27.1%
    of fully diluted equity
    Series A Convertible
    Preferred Stock. . . . . . . . . .(B)         175,000
    Series B Convertible
    Preferred Stock. . . . . . . . . .(B)         125,000
    Series C-2 Convertible
    Preferred Stock. . . . . . . . . .(A)         229,620         2,648,100

Total Private Placement
   Portfolio in Controlled
   Affiliates (cost: $1,768,100) . . . . . . . . . . . .        $ 2,648,101

U.S. Government Obligations -- 19.5% of total investments

 U.S. Treasury Bill
    dated 04/02/98 due date
    10/01/98 -- 5.0% yield . . . . . .(K)    $ 2,150,000        $ 2,150,000
 U.S. Treasury Bill
    dated 05/07/98 due date
    11/05/98 -- 4.9% yield . . . . . .(K)    $   350,000            348,604
 U.S. Treasury Bill
    dated 05/21/98 due date
    11/19/98 -- 5.0% yield . . . . . .(K)    $   800,000            795,656
 U.S. Treasury Bill
    dated 06/04/98 due date
    12/03/98 -- 4.8% yield . . . . . .(K)    $   600,000            595,698
Total Investments in
    U.S. Government Obligations
    (cost: $3,887,696) . . . . . . . . . . . . . . . . . . .    $ 3,889,958

Total Investments -- 100% (cost: $16,974,010). . . . . . . .    $19,926,685

        The accompanying notes are an integral part of this schedule.

                                     8
               SCHEDULE OF INVESTMENTS SEPTEMBER 30, 1998
                              (Unaudited)


 Notes to Schedule of Investments

 (1) Represents a non-income producing security. Equity investments that have not paid dividends within the last twelve months are considered to be non-incomeproducing.
 (2) Legal restrictions on sale of investment.
 (3) See Footnote to Schedule of Investments for a description of the Method of Valuation A to L.
 (4) These investments were made during 1998. Accordingly, the amounts shown on the schedule represent the gross additions in 1998.
 (5) No changes in valuation occurred in these investments during the nine months ended September 30, 1998.
 (6) These investments are development stage companies. A development stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either has not yet commenced its planned principal operations or has commenced such operations but has not realized significant revenue from them.
 (7) Formerly named Princeton Electronic Billboard, Inc.  As of
     September 30, 1998, the market price per share of Princeton Video Image, Inc. ("PVII") was $4.125. As of November 4, 1998, the market price was $3.0625 and would result in a value of $394,853 at such date. The Company is subject to a lock-up agreement on the stock, which expires December 16, 1998.
 (8) As of September 30, 1998, the market price per share of Nanophase Technologies Corporation ("NANX") was $1.9375. As of November 4, 1998, the market price per share was $3.00, and would result in a value of $1,754,198 at such date.
 (9) Genomica Corporation was cofounded by the Company, Cold Spring Harbor Laboratory and Falcon Technology Partners, LP. Mr. G. Morgan Browne serves on the Board of Directors of the Company and is Administrative Director of Cold Spring Harbor Laboratory. Mr. Charles E. Harris, Chairman of the Company was elected to the Board of Trustees of Cold Spring Harbor Laboratory in November 1998.
 (10)Formerly named PowerVoice Technologies, Inc.
 (11)SciQuest, Inc. acquired BioSupplyNet, Inc. See Note 6 of Notes to Financial Statements.
 (12)Investments in unaffiliated companies consist of investments in which theCompany owns less than 5 percent of the investee company. Investments in non-controlled affiliated companies consist of investments where the Company owns more than 5 percent but less than 25 percent of the investee company. Investments in controlled affiliated companies consist of investments where the Company owns more than 25 percent of the investee company.
 (13)The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $2,604,378. The gross unrealized appreciation based on tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $1,343,523.
 (14)The percentage ownership of each investee company disclosed in the Schedule ofInvestments expresses the potential common equity interest in each such investee. The calculated percentage represents the amount of the issuer's common stock the Company owns or can acquire as a percentage of the issuer's total outstanding common stock plus common shares reserved for issued and outstanding warrants, convertible securities and stock options.

        The accompanying notes are an integral part of this schedule.

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

     On September 25, 1997, the Company's Board of Directors approved a proposal to seek qualification in 1998 as a RIC under Sub-Chapter M of the Code. As a RIC, the Company must, among other things, distribute at least 90 percent of its taxable net income and may either distribute or retain its taxable net realized capital gains on investments. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Taxation under Sub-Chapter M.") There can be no assurance that the Company will qualify as a RIC or that if it does qualify, it will continue to qualify. In addition, even if the Company were to qualify as a RIC, under certain circumstances, it might elect in a given year to be taxed as a C Corporation and not elect RIC status.

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

     Securities Transactions. Securities transactions are accounted for on the date the securities are purchased or sold (trade date); dividend income is recorded on the ex-dividend
                                  14

date; and interest income is accrued as earned. Realized gains and losses on investment transactions are determined on the first-in, first-out basis for financial reporting and tax bases.

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

     The September 30, 1998 financial statements do not include a provision for deferred taxes on unrealized gains other than the provision for taxes on the unrealized gains as of December 31, 1997, net of the operating and capital loss carryforwards incurred by the Company through December 31, 1997. (See Note 5. Income Taxes.)

     Reclassifications. Certain reclassifications have been made to the December 31, 1997 and September 30, 1997 financial statements to conform to the September 30, 1998 presentation.

     Estimates by Management. The preparation of the financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 1998 and December 31,1997, and the reported amounts of revenues and expenses for the three months and nine months ended September 30, 1998 and September 30, 1997. Actual results could differ from these estimates.

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

                                Three Months           Nine Months Ended
                                September 30, 1997     September 30, 1997
Net Realized (Loss) Income:

As Reported                     $   (149,498)          $   (539,855)
Pro Forma                       $   (255,264)          $   (857,152)

Net Asset Value per share:

As Reported                     $        3.05          $       3.05
Pro Forma                       $        3.04          $       3.02

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                     September 30, 1997

Stock volatility                           0.60
Risk-free interest rate                     6.3%
Option term in years                          7
Stock dividend yield                        - -

    The FASB No. 123 method of accounting has not been applied to options granted prior to January 1, 1995.

    A summary of the status of the Company's 1988 Plan at September 30, 1997 and changes during the nine months then ended is presented in the table and narrative below. The Company's 1988 Plan was cancelled as of December 31, 1997, canceling all outstanding stock options and eliminating all potential stock option grants.


                                      September 30, 1997
                                      Shares      Weighted
                                                  Average
                                      ------      --------
                                                  Exercise
                                                   Price

Outstanding at beginning of period    1,080,000    $4.58

Granted                                 320,000    $3.94

Exercised                                 - -        - -

Forfeited                               270,000    $5.34

Expired                                   - -        - -

Canceled                                  - -        - -
                                      ---------    -----
Outstanding at end of period          1,130,000    $4.22
                                      =========    =====

Exercisable at end of period            439,000    $3.60

Weighted average fair value
of options granted                                 $2.50

     As of January 1, 1998, the Company implemented the Harris & Harris Group, Inc. Employee Profit Sharing Plan (the "Plan") that provides for profit sharing equal to 20 percent of the net realized income of the Company as reflected on the statement of operations of the Company for such year, less the nonqualifying gain, if any. Under the Plan, net realized income of the Company includes investment income, realized gains and losses, and operating expenses (including taxes paid or payable by the Company), but it will be calculated without regard to dividends paid or distributions made to shareholders, payments under the Plan, unrealized gains and losses, and loss carry-overs from other years ("Qualifying Income"). The portion of net after-tax realized gains attributable to asset values as of September 30, 1997 will be considered nonqualifying gain, which will reduce "Qualifying Income." As of September 30, 1998, the Company does not have an accrual for the Plan and in the nine months ended September 30, 1998 reversed a bonus accrual of $423,808 established as of December 31, 1997; $198,763 in the three months ended March 31, 1998, $225,045 in the three months ended June 30, 1998 and $0 in the three months ended September 30, 1998.

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

     On June 30, 1994, the Company adopted a plan to provide medical and health coverage for retirees, their spouses and dependents who, at the time of their retirement, have ten years of service with the Company and have attained 50 years of age or have attained 45 years of age and have 15 years of service with the Company. On February 10, 1997, the Company amended this plan to include employees who "have seven full years of service and have attained 58 years of age." The coverage is secondary to any government provided or subsequent employer provided health insurance plans. Based upon actuarial estimates, the Company provided an original reserve of $176,520 that was charged to operations for the period ending June 30, 1994. As of September 30, 1998, the Company had a reserve of $255,430 for the plan.

NOTE 5.  INCOME TAXES

     For the three and nine months ended September 30, 1998 and 1997, the Company's income tax (provision) benefit was allocated as follows:

                   Three Months    Three Months     Nine Months    Nine Months
                          Ended           Ended           Ended          Ended
                 Sept. 30, 1998  Sept. 30, 1997  Sept. 30, 1998  Sept. 30,1997

Investment
  operations. .  $   (743,949)*  $      497,297  $  (1,137,192)  $    665,644
Realized (loss)
  gain on
  investments .             0            33,268              0       (243,630)
Net (decrease)
  increase in
  unrealized
  appreciation on
  investments .       743,949*         (390,502)     1,704,889      1,905,496
                 -------------    -------------- -------------   ------------
Total income tax
  benefit . . .  $          0     $     140,063  $     567,697   $  2,327,510
                 =============    ============== =============   ============

*As the unrealized appreciation on investments decreases, the tax liability on the gain also decreases, which creates a tax benefit. However, as the tax liability decreases below the net operating loss and capital ("NOL") carryforward, the Company is no longer getting the benefit of the NOL carryforward therefore the Company has to reverse that portion of the NOL carryforward not being utilized, creating a tax provision in the accumulated income (loss), where the original tax NOL was recorded.

The above tax benefit consists of the following:

Current -- Federal        $      0  $ 387,020   $ (100,000)   $  387,020
Deferred -- Federal              0   (246,957)     667,697     1,940,490
                          --------  ----------  -----------   ----------
Total income tax benefit  $      0  $ 140,063   $  567,697    $2,327,510
                          ========  ==========  ===========   ==========

    The Company's net deferred tax liability at September 30, 1998 and December 31, 1997 consists of the following:

                                      September 30, 1998   December 31, 1997

Unrealized appreciation on investments       $ 1,113,009         $ 2,817,898
Net operating and capital loss carryforward   (1,708,523)         (1,856,958)
Medical retirement benefits                       - -                (81,345)
Other                                             - -               (211,898)
                                             ------------        ------------
Deferred income tax (asset) liability        $  (595,514)        $   667,697
Valuation allowance                              595,514                - -
                                             ------------        ------------
Net deferred income tax (asset) liability    $         0         $   667,697
                                             ============        ============

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

    The Company incurred ordinary and capital losses for a total of approximately $4.9 million during its C Corporation taxable years that remain available for use and may be carried forward to its 1998 and subsequent taxable years. Ordinarily, a corporation that elects to qualify as a RIC may not use its loss carryforwards from C Corporation taxable years to offset RIC investment company taxable income or net capital gains. In addition, a corporation that elects to qualify as a RIC continues to be taxable as a C Corporation on any gains realized within 10 years of its qualification as a RIC from sales of assets that were held by the corporation on the effective date of the election ("C Corporation Assets") to the extent of any gain built into the assets on such date ("Built-In Gain"). The Company has filed a private ruling request with the Internal Revenue Service ("IRS") asking the IRS to rule that the Company can carry forward its C Corporation losses to offset any Built-In Gains resulting from sales of its C Corporation Assets, thereby enabling the Company to retain some or all of the proceeds from such sales without disqualifying itself as a RIC or incurring corporate level income tax. Although the IRS, for technical reasons, has stated that it will not issue a private letter ruling on this matter, the Company has received a tax opinion letter from Sutherland, Asbill and Brennan LLP which supports the Company's position.
The Company intends to use the $4.9 million loss carryforward to reduce the taxes due to Built-In Gains. The September 30, 1998 NAV includes the ordinary and capital loss carryforwards of approximately $0.10 per share.

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

    There can be no assurance that the Company will qualify as a RIC or that, if it does qualify, it will elect RIC status.

    The Company's net deferred income tax liability as of September 30, 1998 would have been approximately $0 had it continued to account for its taxes as a C Corporation.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

    During 1993, the Company signed a ten-year lease with sublet provisions for office space. In 1995, this lease was amended to include additional
office space.   Rent expense under this lease was $40,522 and $28,846 and
for the three months ended September 30, 1998 and 1997, respectively and $118,137 and $101,562 for the nine months ended September 30, 1998 and 1997, respectively. Future minimum lease payments in each of the following years are: 1999 -- $176,030; 2000 -- $178,561; 2001 -- $178,561; 2002 -- $178,561;
2003 -- $101,946.

    In December 1993, the Company and MIT announced the establishment by the Company of the Harris & Harris Group Senior Professorship at MIT. Prior to the arrangement for the establishment of this Professorship, the Company had made gifts of stock in start-up companies to MIT. These gifts, together with the contribution of $700,000 in cash in 1993, which was expensed by the Company in 1993, were used to establish this named chair. The Company contributed to MIT securities with a cost basis of $3,280, $20,000 and $20,000 in 1993, 1994, and 1995, respectively. These contributions will be applied to the MIT Pledge at their market value at the time the shares become publicly traded or otherwise monetized in a commercial transaction and are free from restriction as to sale by MIT. At September 30, 1998, the Company would have to fund additional cash and/or property that would have to be valued at a total of approximately $776,000 by December 1998, in order for the Senior Professorship to become permanent.

    In June 1997, the Company agreed to provide one of its investee companies, BioSupplyNet, Inc., with a $450,000 revolving line of credit. BioSupplyNet had borrowed $300,000 through September 29, 1998, when it was acquired by SciQuest, Inc. As part of the transaction, the Company received a Promissory Note in the amount of $300,000 plus interest (approximately $12,200) of which $285,000 is due on December 28, 1998. The Company will also receive $88,000 for reimbursement of expenses the Company paid on BioSupplyNet's behalf in 1996. The $88,000 is reflected in Other Income.

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

    On April 15, 1998, the Company announced that the Board of Directors had approved the purchase of up to 700,000 shares of Company stock in the open market. As of September 30, 1998, the Company had purchased a total of 88,833 shares for a total of $199,802 or an average of $2.25 per share. However, the treasury shares purchased were decreased by director purchases of 15,103 shares of Company stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The Company accounts for its operations under Generally Accepted Accounting Principles for investment companies. On this basis, the principal measure of its financial performance is captioned "Net (decrease) increase in net assets from operations," which is the sum of three elements. The first element is "Net operating loss," which is the difference between the Company's income from interest, dividends, and fees and its operating expenses, net of applicable income tax (provision) benefit. The second element is "Net realized (loss) gain on investments," which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, net of applicable income tax provisions. These two elements are combined in the Company's financial statements and reported as "Net realized (loss) income." The third element, "Net (decrease) increase in unrealized appreciation on investments," is the net change in the fair value of the Company's investment portfolio, net of increase (decrease) in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

     "Net realized (loss) gain on investments" and "Net (decrease) increase in unrealized appreciation on investments" are directly related. When a security is sold to realize a (loss) gain, net unrealized appreciation (increases) decreases and net realized gain (decreases) increases.

Financial Condition

    The Company's total assets and net assets were, respectively, $20,687,052 and $20,110,863 at September 30, 1998, compared to $39,273,784 and
$33,654,934 at December 31, 1997. The decrease is mainly owing to the payment of a one-time cash dividend of approximately $8 million to meet one of the Company's requirements for qualifications for Sub-Chapter M tax treatment in 1998; a decrease of approximately $5.7 million in the valuation of one of the Company's investee companies, Nanophase Technologies Corporation; and the payment of the Company's outstanding line of credit of $4,000,000. Net asset value per share was $1.89 at September 30, 1998 and $3.15 at December 31, 1997.

    The Company's outstanding shares were 10,619,241 as of September 30, 1998 and 10,692,971 as of December 31, 1997. The Company's outstanding shares were reduced as a result of its buyback program of 88,833 shares for a total of $199,802. However the treasury shares were then decreased by purchases of Company stock by directors with 50 percent of their director compensation.

    The Company's financial condition is dependent on the success of its investments. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth or have no history of operations. At September 30, 1998, approximately 68.5 percent of the Company's $20.7 million in total assets consisted of investments at fair value in private businesses, of which net unrealized appreciation was approximately $4.1 million before taxes. At December 31, 1997, approximately 34.0 percent of the Company's $39.3 million in total assets consisted of investments at fair value in private businesses, of which net unrealized appreciation was approximately $2.5 million before taxes, if applicable.

    A summary of the Company's investment portfolio is as follows:

                                  September 30, 1998  December 31, 1997

Investments, at cost                     $16,974,010        $30,500,498
Unrealized appreciation*                   2,952,675          8,158,732
                                         -----------        -----------
Investments, at fair value               $19,926,685        $38,659,230
                                         ===========        ===========

*The accumulated unrealized appreciation on investments net of deferred taxes is $1,839,666 at September 30, 1998, versus $5,340,834 at December 31, 1997.
(See Note 5 of Notes to Financial Statements.)

    Following an initial investment in a private company, the Company may make additional investments in such investee in order to: (1) increase its ownership percentage; (2) exercise warrants or options that were acquired in a prior financing; (3) preserve the Company's proportionate ownership in a subsequent financing; or (4) attempt to preserve or enhance the value of the Company's investment. Such additional investments are referred to as "follow-on" investments. There can be no assurance that the Company will make follow-on investments or have sufficient funds to make additional investments. The failure to make such follow-on investments could jeopardize the viability of the investee company and the Company's investment or could result in a missed opportunity for the Company to participate to a greater extent in an investee's successful operations. The Company attempts to maintain adequate liquid capital to make follow-on investments in its private investee portfolio companies. The Company may elect not to make a follow-on investment either because it does not want to increase its concentration of risk or because it prefers other opportunities, even though the follow-on investment opportunity appears attractive.

    The following table is a summary of the cash investments made by the Company and other increases in cost in its private placement portfolio during the nine months ended September 30, 1998:

     New Investments                          Amount
     InSite Marketing Technology, Inc.    $  500,000

     Follow-on Investments:
     MultiTarget, Inc.                    $   51,802

     Exercise of Warrants:
     Voice Control Systems, Inc.          $   82,953

                                    22
     Loans:
     BioSupplyNet, Inc.                   $  250,000
     NBX Corporation                          10,000
                                          ----------
          Sub-total                       $  260,000

     Interest on Loans*
     NeuroMetrix, Inc.                    $   48,100
     Voice Control Systems, Inc.              17,453
                                          ----------
          Sub-total                       $   65,553
                                          ----------
     Total                                $  960,308
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

    The Company had interest income from fixed-income securities of $314,237 and $362,330 for the nine months ended September 30, 1998 and 1997, respectively. The decrease is as a result of a decline in the balance of the Company's fixed-income portfolio and the decline in interest rates.

    The Company had interest income from affiliated companies of $109,133 and $30,000 for the nine months ended September 30, 1998 and 1997, respectively. The increase is due to the receipt of interest income (either in funds or additional shares) on loans outstanding to investee companies.

    The Company recorded $88,000 in Other Income as a result of BioSupplyNet's reimbursement of 1996 expenses.

    Operating expenses were $1,092,487 and $2,068,654 for nine months ended September 30, 1998 and 1997, respectively. The decrease is primarily due to: the reversal of $423,808 for the Company's profit-sharing plan accrual made in the fourth quarter of 1997, a decrease in salaries as a result of reduced staff and a decrease in the Chairman's salary, and a decrease in overall expenses as a result of the Company's effort to cut expenses. The decreases were offset by the interest expense on the funds drawn on the JP Morgan line of credit. Most of the Company's operating expenses are related to employee and director compensation, office and rent expenses and consulting and professional fees (primarily legal and accounting fees).

    Also in 1997, the Company had $100,000 in restructuring expenses incurred in the Company's research into Sub Chapter M status.

    Net operating losses before taxes were $526,089 and $1,657,955 for the nine months ended September 30, 1998 and 1997, respectively.

    The Company had interest income from fixed-income securities of $46,571 and $147,099 for the three months ended September 30, 1998 and 1997, respectively. The decrease is a result of the Company having less available funds as a result of the payment of the dividend, operating expenses and additional investments.

    The Company had interest income from affiliated companies of $22,649 and $11,111 for the three months ended September 30, 1998 and 1997, respectively. The increase is due to interest income on loans outstanding to investee companies.

    Operating expenses were $421,739 and $753,221 for three months ended September 30, 1998 and 1997, respectively. The decrease is primarily due to: a decrease in salaries as a result of reduced staff and a decrease in the Chairman's salary, and a decrease in administration and operation expenses as a result of the Company's effort to cut expenses. The decreases were offset by an increase in professional fees, particularly legal fees as a result of the Company's research into Sub Chapter M status.

    Net operating losses before taxes were $216,839 and $585,011 for the three months ended September 30, 1998 and 1997, respectively.

    For a discussion of the tax benefit and provision for the three months and nine months ended September 30, 1998, see Note 5 of Notes to Financial Statements.

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

Realized Gains and Losses on Sales on Portfolio Securities:

    During the nine months ended September 30, 1998, the Company sold various investments, realizing a net pre-tax loss of $200,696 of which a net of $298,368 has been recognized in prior periods, therefore, it decreased unrealized appreciation on investments.

    During the nine months ended September 30, 1997, the Company sold various public securities realizing a net pre-tax gain of $696,086, of which $1,628,600 had been recognized as unrealized in prior years, therefore, it decreased unrealized appreciation on investments.

    During the three months ended September 30, 1998, the Company sold various public securities realizing a net pre-tax loss of $787,873 of which a net loss of $384,219 had been recognized in prior periods, therefore, it increased unrealized appreciation on investments.

    During the three months ended September 30, 1997, the Company sold various public securities realizing a net pre-tax loss of $95,052, of which a net gain of $288,770 had been recognized as unrealized in prior quarters.

Unrealized Appreciation and Depreciation on Portfolio Securities:

    The Board of Directors values the portfolio securities on a quarterly basis pursuant to the Company's Asset Valuation Policy Guidelines in accordance with the 1940 Act. (See Footnote to Schedule of Investments.)

    Net unrealized appreciation on investments before taxes decreased, during the nine months ended September 30, 1998, $5,206,057 from $8,158,732 to $2,952,675, primarily as a result of decreased valuations in Nanophase Technologies Corporation, Princeton Video Image, Inc. and MedLogic Global Corporation. These decreases were offset primarily by an increased valuation in NeuroMetrix, Inc.

    Net unrealized appreciation on investments before taxes decreased, during the nine months ended September 30, 1997, by $5,444,275 from $6,667,589 to $1,223,314 owing primarily to decreased valuations of Gel Sciences, Inc., Harber Brothers Productions, Inc., nFX Corporation, Princeton Video Image, Inc. and PureSpeech, Inc., offset by the increased valuations of NBX Corporation and Nanophase Technologies Corporation.

    Net unrealized appreciation on investments before taxes decreased, during the three months ended September 30, 1998, by $1,884,529, from $4,837,204 to $2,952,675, owing primarily to decreases in Nanophase Technologies Corporation, MultiTarget, Inc., Somnus Corporation and Energy Research Corporation.

    Net unrealized appreciation on investments before taxes increased, during the three months ended September 30, 1997, by $1,149,960, from $73,354 to $1,223,314, owing primarily to increased valuations of NBX Corporation, Fuisz Technologies and Zonagen, Inc., offset by a decreased valuation of nFX Corporation.

Liquidity and Capital Resources

    The Company reported total cash, receivables and marketable securities (the primary measure of liquidity) at September 30, 1998 of $6,209,885, versus $21,693,067 (net of $4,000,000 drawn from the J.P. Morgan line of credit) at December 31, 1997. Included in marketable securities at September 30, 1998 are the Company's holdings in Nanophase Technologies Corporation of $1,133,212 and Princeton Video Image, Inc. of $531,843. Princeton Video Image, Inc. is subject to a lock-up agreement, which expires December 16, 1998, and both holdings are valued at September 30, 1998 at discounts from market value: a 20 percent discount in the case of Nanophase Technologies Corporation and a 14.2 percent discount in the case of Princeton Video
Image, Inc.

     As of September 30, 1998, the Company had a $6,000,000 line of credit in place with J.P. Morgan, of which the Company had no outstanding balance. Management believes that its cash, receivables and marketable securities provide the Company with sufficient liquidity for its operations over the next 12 months.

     On May 12, 1998, the Company paid out a one-time cash dividend of $0.75 per share for a total of $8,019,728, to meet one of the requirements for qualification for Sub-Chapter M tax treatment in 1998.

Taxation Under Sub-Chapter M

    In order to qualify as a RIC, the Company must distribute to stockholders annually in a timely manner at least 90 percent of its "investment company taxable income," as defined in the Code (i.e., net investment income, including accrued original issue discount, and net short-term capital gains) (the "90 percent Distribution Requirement"). As a RIC, it would not be subject to federal income tax on the portion of its investment company taxable income and net capital gains (net long-term capital gain in excess of net short-term capital loss) distributed to stockholders. In addition, if the Company distributes in a timely manner 98 percent of its capital gains net income for each one-year period ending on December 31, and distributes 98 percent of its net ordinary income for each calendar year
(as well as any income not distributed in prior years), it will not be subject to the 4 percent nondeductible federal excise tax imposed with respect to certain undistributed income of RICs. If RIC status is elected, the Company generally will endeavor to distribute to stockholders all of its investment company taxable income and its net capital gain, if any, for each taxable year so that such Company will not incur income and excise taxes on its earnings.

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

    To the extent that the Company retains any net capital gain, it may designate such retained gain as "deemed distributions" and pay a tax thereon for the benefit of its stockholders. In that event, the stockholders will be required to report their share of retained net capital gain on their tax returns as if it had been distributed to them and report a credit, or claim a refund, for the tax paid thereon by the Company. The amount of the deemed distribution net of such tax will be added to the stockholder's cost basis for his or her shares. Because the Company expects to pay tax on net capital gain at its regular corporate capital gain tax rate, and because that rate is in excess of the maximum rate currently payable by individuals on net capital gain, the amount of tax that individual stockholders will be treated as having paid will exceed the amount of tax that such stockholders would be required to pay on net capital gain.

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

    In general, net capital gain (the excess of net long-term capital gain over net short-term capital loss) of non-corporate taxpayers is currently subject to a maximum federal income tax rate of 28 percent (subject to reduction in many situations), while other income may be taxed at rates as high as 39.6 percent. Capital gains derived from the disposition of assets held for more than 12 months generally are subject to federal income tax at the rate of 20 percent. Corporate taxpayers are currently subject to federal income tax on net capital gain at the maximum 35 percent rate also applied to ordinary income. Tax rates imposed by states and local jurisdictions on capital gain and ordinary income may differ.

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

Risks Relating to the Year 2000 Issue

     The "Year 2000" computer problem has arisen because many computer applications worldwide will not properly recognize the date change from December 31, 1999, to January 1, 2000, potentially causing production of erroneous data, miscalculations, system failures and other operational problems.

     The Company has undertaken the evaluation of the Year 2000 impact on its critical computer hardware and software. The Company has not incurred, nor does it anticipate that it will incur, any material cost in addressing its Year 2000 problem. The Company has developed a strategic plan focusing on achieving Year 2000 compliance. Certain systems are being replaced and or modified to be Year 2000 compliant. The Year 2000 project includes contingency plans to mitigate potential delays or other problems. At the present time, it is not possible to determine whether any such events are likely to occur or to quantify any potential negative impact they may have on the Company's future results of operations and financial condition.

     Ultimately, the potential impact of the Year 2000 issue will depend not only on the success of the corrective measures undertaken by the Company, but also on the way in which the Year 2000 issue is addressed by vendors, service providers, counterparties, utilities, governmental agencies and other entities with which the Company does business.

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

Item 1.   Legal Proceedings
          Not Applicable

Item 2.   Changes in Securities and Use of Proceeds
          Not Applicable

Item 3.   Defaults Upon Senior Securities
          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          On Wednesday, July 29, 1998, the Company held its Annual Meeting of Shareholders for the following purposes: 1) to elect directors of the Company; and 2) to ratify, confirm and approve the Board of Directors' selection of Arthur Andersen LLP as the Company's independent public accountant for its fiscal year ending December 31, 1998. At the close of business on the record date (June 19, 1998), an aggregate of 10,651,200 shares of common stock were issued and outstanding.

          All of the nominees at the July 29, 1998 Annual Meeting were elected directors:

Nominee                For               Withheld

Dr. C. Wayne Bardin    9,756,260         104,030
Dr. Phillip A. Bauman  9,756,260         104,030
G. Morgan Browne       9,756,260         104,030
Harry E. Ekblom        9,551,172         309,118
Dugald A. Fletcher     9,551,760         308,530
Charles E. Harris      9,756,260         104,030
Glenn E. Mayer         9,755,672         104,618
William R. Polk        9,755,672         104,618
James E. Roberts       9,551,760         308,530

        Mr. Jon J. Masters did not stand for re-election.

        With respect to purpose number two, described as a proposal "to ratify, confirm and approve the Board of Directors' selection of Arthur Andersen LLP" as the Company's independent public accountant for its fiscal year ending December 31, 1998, the affirmative votes cast were 9,788,435, the negative votes cast were 41,780 and those abstaining were 30,075.

Item 5.  Other Information

         On November 4, 1998, the Board of Directors of the Company adopted resolutions to amend Company's By-Laws in certain respects, including (i) to require that special meetings of shareholders be called only by the President or a majority of the entire Board of Directors then in office; (ii) to prohibit the removal of directors without cause; (iii) to provide that the Board of Directors may fix a record date not more than 60 days prior to the date of certain shareholder determinations or corporate actions; and (iv) to require advance notice of shareholder nominations of directors and shareholder intention to bring new business at annual meetings, not less than 90 days nor more than 120 days prior to the anniversary date of the immediately preceding annual meeting of shareholders. A copy of the form of amendment to the Company's By-Laws and a copy of the Company's By-Laws as amended are attached hereto as Exhibits 3.1(b)(i) and 3.1(b)(ii).

         In accordance with recent amendments to the shareholder proposal rules set forth in Rules 14a-4 and 14a-8 under the Securities and Exchange Act of 1934, as amended, written notice of shareholder proposals submitted outside the processes of Rule 14a-8 for consideration at the 1999 Annual Meeting of Shareholders must be received by the Company on or before March 31, 1999 in order to be considered timely for purposes of Rule 14a-4. The persons designated in the Company's proxy statement shall be granted discretionary authority with respect to any shareholder proposal of which the Company does not receive timely notice.


Item 6.  Exhibits and Reports on Form 8-K

      3.1(a) Restated Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1(a) to the Company's Form 10- K for the year ended December 31, 1995.

      3.1(b)(i)*  Restated By-Laws of the Company, as amended.

      3.1(b)(ii)* Form of Restated By-Laws amendment.

      4.1 Specimen Certificate of Common Stock, incorporated by reference to Exhibit 4 to Company's Registration Statement on Form N-2 filed October 29, 1992.

      11.0* Computation of per share earnings. See Statement of Operations.

      27.0*       Financial Data Schedule.

      (b) None


*Filed herewith.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Harris & Harris Group, Inc.


                                   By: /s/ Rachel M. Pernia
                                      -----------------------------
                                   Rachel M. Pernia, Vice President
                                   Treasurer, Controller and Principal
                                   Accounting Officer


Date: November 13, 1998


EXHIBIT INDEX

Item Number (of Item 601 of Regulation S-K)

27. Financial Data Schedule