Form 10-K
period 1998-12-31
HARRIS & HARRIS GROUP INC /NY/
filed 1999-03-26
CIK 893739

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D. C.  20549

                                        Form 10-K

                          Annual Report Pursuant to Section 13
                    or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                      Commission File No. 0-11576
December 31, 1998

                              HARRIS & HARRIS GROUP, INC.
-----------------------------------------------------------------------------
                (Exact Name of Registrant Specified in Its Charter)

          New York                                   13-3119827
------------------------------------     ------------------------------------
 (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
  Incorporation or Organization)

One Rockefeller Plaza, Rockefeller Center, New York, New York        10020
-------------------------------------------------------------      ----------
            (Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code       (212) 332-3600
                                                         --------------
  Securities registered pursuant to Section 12(b) of the Act:   None

  Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $ .01 par value
-----------------------------------------------------------------------------
                                 (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]   No [  ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the Common Stock held by non-affiliates of Registrant as of March 5, 1999 was $17,230,640 based on the last sale price as quoted by Nasdaq National Market on such date (only officers and directors are considered affiliates for this calculation).

    As of March 5, 1999, the registrant had 10,426,648 shares of common stock, par value $.01 per share, outstanding.





                              TABLE OF CONTENTS

                                                                       Page
PART I

   Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . .     1
   Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . .     7
   Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . .     7
   Item 4.   Submission of Matters to a Vote of Security Holders . .     7


PART II

   Item 5.   Market for Company's Common Equity and Related
               Stockholder Matters . . . . . . . . . . . . . . . . .     8
   Item 6.   Selected Financial Data . . . . . . . . . . . . . . . .     9
   Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . .    10
   Item 7a.  Quantitative and Qualitative Disclosures About Market
                Risk . . . . . . . . . . . . . . . . . . . . . . . .    20
   Item 8.   Financial Statements and Supplementary Data . . . . . .    21
   Item 9.   Disagreements on Accounting and Financial Disclosure. .    42


PART III

   Item 10.  Directors and Executive Officers of the Company . . . .    42
   Item 11.  Executive Compensation. . . . . . . . . . . . . . . . .    42
   Item 12.  Security Ownership of Certain Beneficial Owners
               and Management. . . . . . . . . . . . . . . . . . . .    42
   Item 13.  Certain Relationships and Related Transactions. . . . .    42

PART IV

   Item 14.  Exhibits, Financial Statements, Schedules and
               Reports on Form 8-K . . . . . . . . . . . . . . . . .    43

   Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .    45

   Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . .    47



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

     On September 25, 1997, the Company's Board of Directors approved a proposal to seek qualification of the Company as a Regulated Investment Company ("RIC") under Sub-Chapter M of the Internal Revenue Code (the "Code"). At that time, the Company was taxable under Sub-Chapter C of the Code (a "C Corporation").
On April 8, 1998, the Company announced that it had received a certification from the Securities and Exchange Commission ("SEC") for 1997 relating to the Company's status under section 851(e) of the Code. That certification was necessary for the Company to qualify as a RIC for 1998 and subsequent taxable years.

     Pursuant to the Company's receipt of the section 851(e) certification and its intention to qualify as a RIC, the Company's Board of Directors declared and paid a one-time cash dividend of $0.75 per share, for a total of $8,019,728, to meet one of the Company's requirements for qualification for Sub-Chapter M tax treatment. On February 17, 1999, the Company received rulings from the Internal Revenue Service (the "IRS") regarding other issues relevant to the Company's tax status as a RIC. (See "Note 6 of Notes to Financial Statements" contained in "Item 8. Financial Statements and Supplementary Data" & "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments - Sub-Chapter M Status".)
                                      1

     The qualification of the Company as a RIC under Sub-Chapter M of the Code depends on it satisfying certain technical requirements regarding its income, investment portfolio, and distributions. The Company was unable to satisfy these requirements for the 1998 tax year owing to the nature of the Company's ownership interest in one of its investee companies, and therefore it will not elect Sub-Chapter M status for 1998. In addition, because the Company realized taxablelosses in 1998, it was not strategically advantageous for the Company to elect Sub-Chapter M tax status for 1998. Moreover, the Company received a tax opinion in 1998 that the Company interprets to mean that its tax-loss carryforward at December 31, 1998 of approximately $7.1 million (resulting in a tax credit of approximately $2.5 million) would be applicable as a qualifying RIC to its unrealized gains as of December 31, 1998. That opinion was confirmed in one of the rulings received from the IRS in February 1999.

     The Company changed the nature of its ownership interest in the non-qualifying investee company effective January 1, 1999 in order to meet the Sub-Chapter M requirements. However, there can be no assurance that the Company will qualify for Sub-Chapter M treatment for 1999 or subsequent years. In addition, under certain circumstances, even if the Company were qualified for Sub-Chapter M treatment in 1999 and elected Sub-Chapter M treatment for that year, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a C Corporation, rather than a RIC.

Venture Capital Investments

     The Company has invested a substantial portion of its assets in private development stage or start-up companies. The Company may initially own 100 percent of the securities of a start-up investee company for a period of time and may control such company for a substantial period. In connection with its venture capital investments, the Company may be involved in recruiting management, formulating operating strategies, product development, marketing and advertising, assisting in financial plans, as well as providing management in the initial start-up stages and establishing corporate goals. The Company may assist in raising additional capital for such companies from other potential investors and may subordinate its own investment to that of other investors. The Company may introduce such companies to potential joint-venture partners, suppliers and customers. In addition, the Company may assist in establishing relationships with investment bankers and other professionals. The Company may also assist with mergers and acquisitions. The Company may also find it necessary or appropriate to provide additional capital of its own. The Company may derive income from such companies for the performance of any of the above services. Because of the speculative nature of these investments and the lack of any market for such securities, there is significantly greater risk of loss than is the case with traditional investment securities. The Company expects that some of its venture capital investments will be a complete loss or will be unprofitable and that some will appear likely to become successful, but never realize their potential. The Company has in the past sought, and will continue in the future to seek, investments that offer the potential for significantly higher returns but that involve a significantly greater degree of risk than other investments.
                                     2

     The Company may control an investee company for which it has provided venture capital, or it may be represented on the company's board of directors by one or more of its officers or directors, who may also serve as officers of such company. Particularly during the early stages of an investment, the Company may in effect be conducting the operations of the investee company. As a venture company emerges from the developmental stage with greater management depth and experience, the Company expects that its role in the company's operations will diminish. The Company seeks to assist each investee company in establishing its own independent capitalization, management and board of directors. The Company expects to be able to reduce its active involvement in the management of its investment in those start-up companies that become successful by a liquidity event, such as a public offering or sale of a company.

     The Company has invested a substantial portion of its assets in securities that do not pay interest or dividends and that are subject to legal or contractual restrictions on resale that may adversely affect the liquidity and marketability of such securities.

     In addition to the information discussed above, please see "Item 8. Financial Statements and Supplementary Data."

Intellectual Property

     The Company believes there is a role for organizations like itself that can assist in technology transfer. Scientists and institutions that develop and patent intellectual property increasingly seek the rewards of entrepreneurial commercialization of their inventions, particularly as governmental, philanthropic and industrial funding for research has become harder to obtain. The Company believes that several factors combine to give it a high value-added role to play in the commercialization of technology: its experience in organizing and developing successful new companies; its willingness to invest its own capital at the highest risk- seed stage; its access to high-grade institutional sources of intellectual property; its experience in mergers, acquisitions and divestitures; its access to and knowledge of the capital markets; and its willingness to do as much of the early work as it is qualified to do.

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

Illiquidity of Investments

     Many of the Company's investments consist of securities acquired directly from the issuer in private transactions. These investments may be subject to restrictions on resale or otherwise be illiquid. The Company does not anticipate that there will be any established trading market for such securities. Additionally, many of the securities that the Company may invest in will not be eligible for sale to the public without registration under the Securities Act of 1933, as amended, which could prevent or delay any sale by the Company of such investments or reduce the amount of proceeds that might otherwise be realized therefrom. Restricted securities generally sell at a price lower than similar securities not subject to restrictions on resale. Further, even if a portfolio company registers its securities and becomes a reporting company under the 1934 Act, the Company may be considered an insider by virtue of its board representation or otherwise and would be restricted in sales of such company's securities.

Managerial Assistance

     The Company generally is required by the 1940 Act to make significant managerial assistance available with respect to investee companies that the Company treats as qualifying assets for purposes of the 70 percent test
(see "Regulation"). "Making available significant managerial assistance" as defined in the 1940 Act with respect to a BDC such as the Company means (a) any arrangement whereby a BDC, through its directors, officers, employees or general partners, offers to provide, and if accepted, does so provide, significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company; or (b) the exercise by a BDC of a controlling influence over the management or policies of a portfolio company by a BDC acting individually or as a part of a group acting together which controls such portfolio company. The Company believes that providing managerial assistance to its investees is critical to its business development activities. The nature, timing and amount of managerial assistance provided by the Company vary depending upon the particular requirements of each investee company.

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

     In connection with its managerial assistance, the Company may be represented by one or more of its officers or directors on the board of directors of an investee. As an investment matures and the investee develops management depth and experience, the Company's role ordinarily will become progressively less active. However, when the Company owns or acquires a substantial proportion of a more mature investee company's equity, the Company may remain active in and may initiate planning of major transactions by the investee. The Company typically seeks to assist each investee company in establishing its own independent and effective board of directors and management.

Need for Follow-On Investments

     Following its initial investment in investees, the Company has made and anticipates that it will continue to make additional investments in such investees as "follow-on" investments, in order to increase its investment in an investee, and may exercise warrants, options or convertible securities that were acquired in the original financing. Such follow-on investments may be made for a variety of reasons including: 1) to increase the Company's exposure to an investee, 2) to acquire securities issued as a result of exercising convertible securities that were purchased in the original financing, 3) to preserve the Company's proportionate ownership in a subsequent financing, or 4) to attempt to preserve or enhance the value of the Company's investment. There can be no assurance that the Company will make follow-on investments or have sufficient funds to make such investments; the Company has the discretion to make any follow-on investments as it determines, subject to the availability of capital resources. The failure to make such follow-on investments may, in certain circumstances, jeopardize the continued viability of an investee and the Company's initial investment, or may result in a missed opportunity for the Company to increase its participation in a successful operation. Even if the Company has sufficient capital to make a desired follow-on investment, the Company may under certain circumstances be inhibited from doing so if such an investment would result in non-compliance with BDC or RIC regulations.

Competition

     Numerous companies and individuals are engaged in the venture capital business and such business is intensely competitive. Most of the competitors have significantly greater experience, resources and managerial capabilities than the Company and are therefore in a better position than the Company to obtain access to attractive venture capital investments.

Regulation

     The Small Business Investment Incentive Act of 1980 added the provisions of the 1940 Act applicable to BDC's, which are a special type of closed-end investment company. After filing its election to be treated as a BDC, a company may not withdraw its election without first obtaining the approval of holders of a majority of its outstanding voting securities. The following is a brief description of the 1940 Act provisions applicable to BDC's, and is qualified in its entirety by reference to the full text of the 1940 Act and the rules issued thereunder by the SEC.

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

     An eligible portfolio company generally is a domestic company that is not an investment company and that (i) does not have a class of equity securities on which "margin" credit can be extended or (ii) is controlled by a BDC (control under the 1940 Act is presumed to exist where a BDC owns at least 25 percent of the outstanding voting securities of the investee).

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

     The Company may sell its securities at a price that is below the prevailing net asset value per share only after a majority of its disinterested directors has determined that such sale would be in the best interest of the Company and its stockholders and upon the approval by the holders of a majority of its outstanding voting securities, including a majority of the voting securities held by non-affiliated persons. If the offering of the securities is underwritten, a majority of the disinterested directors must determine in good faith that the price of the securities being sold is not less than a price which closely approximates market value of the securities, less any distribution discount or commission. As defined by the 1940 Act, the term "majority of the Company's outstanding voting securities" means the vote of (i) 67 percent or more of the Company's Common Stock present at the meeting, if the holders of more than 50 percent of the outstanding Common Stock are present or represented by proxy or (ii) more than 50 percent of the Company's outstanding Common Stock, whichever is less.
                                     6

     Certain transactions involving certain closely related persons of the Company, including its directors, officers and employees, may require the prior approval of the SEC. However, the 1940 Act ordinarily does not restrict transactions between the Company and investee companies.

     On September 25, 1997, the Company's Board of Directors approved a proposal to seek qualification of the Company as a RIC under Sub-Chapter M of the Code. The Company was unable to satisfy the requirements for Sub-Chapter M for the 1998 tax year. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments - Sub Chapter M Status.") There can be no assurance that the Company will qualify for Sub-Chapter M treatment for 1999 or subsequent years. In addition, under certain circumstances, even if the Company were qualified for Sub-Chapter M treatment in 1999 and elected Sub-Chapter M treatment for that year, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a C Corporation, rather than a RIC.

Employees

     The Company currently employs four full-time employees.

Item 2.   Properties

     The Company maintains its offices at One Rockefeller Plaza, Suite 1430, New York, New York 10020, where it leases approximately 4,700 square feet of office space pursuant to a lease agreement expiring in 2003. A portion of this space was sublet in 1997 and 1998 to an early-stage company in which the Company had an equity interest. See "Note 7 to the Financial Statements" and Schedules contained in "Item 8. Financial Statements and Supplementary Data."

Item 3.   Legal Proceedings

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company did not submit any matters to a vote of its shareholders during the fourth quarter of the 1998 fiscal year.

                                 PART II

Item 5.   Market for Company's Common Equity and Related Stockholder Matters

Stock Transfer Agent

     The Bank of New York, 101 Barclay Street, Suite 12W, New York, New York 10286 (Telephone 800-524-4458, Attention: Ms. Diane Ajjan) serves as transfer agent for the Company's common stock. Certificates to be transferred should be mailed directly to the transfer agent, preferably by registered mail.

Market Prices

     The Company's common stock is traded on the Nasdaq National Market under the symbol "HHGP." The following table sets forth the range of the high and low selling price of the Company's shares during each quarter of the last two years, as reported by the National Association of Securities Dealers, Inc. The quarterly stock prices quoted represent interdealer quotations and do not include markups, markdowns or commissions.

          1998 Quarter Ending           Low       High
          March 31                      $2.1875   $3.4375
          June 30                       $2.2500   $3.6875
          September 30                  $1.2500   $2.3750
          December 31                   $1.1250   $1.5938

          1997 Quarter Ending           Low       High
          March 31                      $3.3750   $5.1250
          June 30                       $3.5000   $4.8125
          September 30                  $2.5000   $3.7500
          December 31                   $2.5000   $4.0000

     On September 25, 1997, the Company's Board of Directors approved a proposal to seek qualification of the Company as a RIC under Sub-Chapter M of the Code. To initially qualify as a RIC, the Company had, among other things, to pay a dividend to shareholders equal to the Company's cumulative realized earnings and profits ("E&P") from its pre-RIC taxable years. The Company paid a $0.75 dividend on May 12, 1998 to shareholders of record on April 27, 1998. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments - Sub-Chapter M Status" and "Note 6 of Notes to Financial Statements" contained in "Item 8. Financial Statements and Supplementary Data".)

     On February 22, 1999, NBX Corporation announced that it had agreed to be acquired by 3Com Corporation for approximately $90 million in cash plus additional consideration for employees of NBX. This transaction was effective on March 5, 1999 and closed on March 8, 1999. On closing, the Company received a total of $12,432,940 in cash, of which $1,475,276 was placed in a one-year escrow. On February 23, 1999, the Board of Directors of the Company declared a cash dividend of $0.35 per share (approximately $3.7 million) to shareholders of record on March 19, 1999, payable on March 25, 1999. Prior to 1998, the Company had not paid dividends since 1991.

Recent Sales of Unregistered Securities

     The Company has not sold unregistered shares for the years ended December 31, 1998 and 1997 other than the restricted common stock shares sold to Directors as part of their compensation program. In 1997, the Board of Directors approved that effective January 1, 1998, 50 percent of all Director fees be used to purchase Company common stock directly from the Company. During 1998, the Directors have purchased a total of 24,491 shares. (See "Note 4 of Notes To Financial Statements" contained in "Item 8.
Financial Statements and Supplementary Data.") On March 1, 1999, the Directors voted to purchase their shares in the open market rather than directly from the Company.

Shareholders

     As of February 26, 1999, there were approximately 164 holders of record of the Company's common stock which, the Company has been informed, hold the Company's common stock for approximately 2,000 beneficial owners.

Item 6.   Selected Financial Data

     The following tables should be read in conjunction with the Financial Statements and Schedules included in Item 8 of this Form 10-K.

                            BALANCE SHEET DATA
                   Financial Position as of December 31:

                      1998         1997         1996         1995         1994

Total assets   $25,358,859  $39,273,784  $38,555,290  $37,524,555  $32,044,073

Total
 liabilities   $ 2,802,150  $ 5,618,850  $ 2,622,687  $   962,646  $   733,271

Net asset
 value         $22,556,709  $33,654,934  $35,932,603  $36,561,909  $31,310,802

Net asset
 value per
 share         $      2.13  $      3.15  $      3.44  $      3.54  $      3.43

Shares
 outstanding    10,591,232   10,692,971   10,442,682   10,333,902    9,136,747

                  Operating Data for year ended December 31:

                      1998         1997          1996        1995        1994

Investment
 income        $   635,486  $   614,046  $ 1,013,417  $ 1,109,517  $   820,276

Net operating
 loss           (2,765,112)  (1,498,141)  (1,291,065)  (1,099,409)  (2,278,882)

Net realized
 (loss) gain on
 investments    (1,768,528)  (2,079,677)  (2,465,175)   1,371,349       96,856

Net realized
 (loss) income  (4,533,640)  (3,577,818)  (3,756,240)     271,940   (2,182,026)

Net increase
 (decrease) in
 unrealized
 appreciation
 on investments  1,655,830      969,243    2,967,248      158,219     (886,040)

Net (decrease)
 increase in
 net assets
 resulting from
 operations     (2,877,810)  (2,608,575)    (788,992)     430,159   (3,068,066)

(Decrease)
 increase in net
 assets resulting
 from operations
 per outstanding
 share          $    (0.27)  $    (0.24)  $    (0.08)  $     0.04  $     (0.34)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement of Operations

    The Company accounts for its operations under Generally Accepted Accounting Principles for investment companies. On this basis, the principal measure of its financial performance is captioned "Net (decrease) increase in net assets resulting from operations," which is the sum of three elements. The first element is "Net operating loss," which is the difference between the Company's income from interest, dividends, fees and other income and its operating expenses, net of applicable income tax benefit (provision). The second element is "Net realized loss on investments," which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, net of applicable income tax (benefits) provisions. These two elements are combined in the Company's financial statements and reported as "Net realized loss." The third element, "Net increase in unrealized appreciation on investments," is the net change in the fair value of the Company's investment portfolio, net of increase (decrease) in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

    "Net realized loss on investments" and "Net increase in unrealized appreciation on investments" are directly related. When a security is sold to realize a (loss) gain, net unrealized appreciation (increases) decreases and net realized gain (decreases) increases.

Financial Condition

    The Company's total assets and net assets were $25,358,859 and $22,556,709 at December 31, 1998, respectively, versus $39,273,784 and $33,654,934 at December 31, 1997, respectively. The decrease is primarily owing to: 1) the payment of a one-time cash dividend of $8,019,728 to meet one of the Company's requirements for qualification for Sub-Chapter M treatment; 2) the payment of the Company's outstanding balance on the Demand Promissory Note of $4,000,000, which reduced the Company's total assets in 1998; and 3) the decrease of $2,877,810 as a result of operations. (See "Statement of Operations" contained in "Item 8. Financial Statements and Supplementary Data".)

    Net asset value per share ("NAV") was $2.13 at December 31, 1998, versus $3.15 at December 31, 1997. NAV was reduced $0.75 by the cash dividend paid by the Company in 1998.

    The Company's shares outstanding as of December 31, 1998 were 10,591,232, versus 10,692,971 at December 31, 1997. The Company's outstanding shares were reduced as a result of its repurchase in the open market of a total of 126,230 shares as of December 31, 1998. However, the treasury shares were then decreased by purchases of Company stock by directors with 50 percent of their director compensation. (See "Note 4 of Notes to Financial Statements" contained in "Item 8. Financial Statements and Supplementary Data".)

    The Company's financial condition is dependent on the success of its investments. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth or have no history of operations. At December 31, 1998, $19,562,386 or 77 percent of the Company's total assets consisted of investments at fair value in private businesses, of which net unrealized appreciation was $10,250,204 before taxes. At December 31, 1997, $13,222,857 or 34 percent of the Company's total assets consisted of investments at fair value in private businesses, of which net unrealized appreciation was $2,464,795 before taxes. The increase in the percentage of private investments from 34 percent in 1997 to 77 percent in 1998 is primarily owing to 1) an increase in the value of several private investments; 2) the payment of the Company's outstanding balance on the Demand Promissory Note of $4,000,000, which reduced the Company's total assets in 1998; 3) the decrease of $2,877,810 as a result of operations (See "Statement of Operations" contained in "Item 8. Financial Statements and Supplementary Data"); and
4) the payment of a one-time cash dividend of $8,019,728 to meet one of the Company's requirements for qualification for Sub-Chapter M treatment.

    A summary of the Company's investment portfolio is as follows:

                                   December 31, 1998   December 31, 1997

Investments, at cost                     $14,124,643         $30,500,498
Unrealized appreciation                   10,407,548           8,158,732
                                         -----------         -----------
Investments, at fair value               $24,532,191         $38,659,230
__________________                       ===========         ===========
The accumulated unrealized appreciation on investments net of deferred taxes is $6,996,664 at December 31, 1998, versus $5,340,834 at December 31, 1997.

    Following an initial investment in a private company, the Company may make additional investments in such investee in order to: (1) increase its ownership percentage; (2) exercise warrants or options that were acquired in a prior financing; (3) preserve the Company's proportionate ownership in a subsequent financing; or (4) attempt to preserve or enhance the value of the Company's investment. Such additional investments are referred to as "follow-on" investments. There can be no assurance that the Company will make follow-on investments or have sufficient funds to make additional investments. The failure to make such follow-on investments could jeopardize the viability of the investee company and the Company's investment or could result in a missed opportunity for the Company to participate to a greater extent in an investee's successful operations. The Company attempts to maintain adequate liquid capital to make follow-on investments in its private investee portfolio companies. The Company may elect not to make a follow-on investment either because it does not want to increase its concentration of risk, because it prefers other opportunities, or because it is inhibited by compliance with BDC or RIC requirements, even though the follow-on investment opportunity appears attractive.

     The following table is a summary of the cash investments made by the Company in its private placement portfolio during the year ended December 31, 1998:

     New Investments:                         Amount
     InSite Marketing Technology, Inc.   $   500,000

     Follow-on Investments:
     MultiTarget, Inc.                  $     51,802

     Loans:
     BioSupplyNet, Inc. (SciQuest,Inc.) $    250,000
     NBX Corporation                          10,000
                                         -----------
          Sub-total                     $    260,000

     Interest on Loans*:
     NeuroMetrix, Inc.                  $     48,100
     Voice Control Systems, Inc.              17,453
                                        ------------
          Sub-total                     $     65,553

     Exercise of Warrants Held:
     Voice Control Systems, Inc.        $     82,953
                                        ------------

     Total                              $    960,308
                                        ============

  *The Company received additional shares in NeuroMetrix, Inc. and Voice
Control Systems, Inc. in exchange for the accrued interest on its loans.


Results of Operations

Investment Income and Expenses:

    The Company had a net operating loss of $2,765,112 in 1998, $1,498,141 in 1997 and $1,291,065 in 1996. The Company's investment objective is to achieve long-term capital appreciation rather than current income from its investments. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and provides little or no current yield in the form of dividends or interest. The Company does earn interest income from fixed-income securities, including U.S. Government Obligations. The amount of interest income earned varies based upon the average balance of the Company's fixed-income portfolio and the total average yield on this portfolio.

    The Company had total investment income of $635,486 in 1998, $614,046 in 1997 and $1,013,417 in 1996. The Company had interest income from fixed-income securities of $355,591 in 1998, $490,807 in 1997 and $803,819 in 1996.
The decrease from 1997 to 1998 of $135,216 or 27.5 percent is a result of a decline in the balance of the Company's fixed-income portfolio as a result of the dividend, operating expenses and additional investments in non-income producing private portfolio investments. The decrease from 1996 to 1997 of $313,012 or 38.9 percent is a result of the decline of the Company's fixed-income portfolio as a result of operating expenses and additional investments in non-income producing private portfolio investments. The Company also received consulting and administrative fees which totaled $29,870 in 1997 and $68,185 in 1996. The Company did not receive any consulting or administrative fees in 1998.

    The Company had interest income from affiliated companies of $124,877 in 1998, $40,000 in 1997 and $40,779 in 1996. The increase from 1997 to 1998 of
$84,877 or 212.2 percent is owing to the receipt of interest income (either in funds or additional shares) on loans to investee companies and the increase in loans and outstanding lines of credit to investee companies, principally NeuroMetrix, Inc. and BioSupplyNet, Inc. (which in 1998 was merged with SciQuest,Inc.).

    The Company had other income of $102,468 in 1998, $869 in 1997 and $92,610 in 1996. The increase of $101,599 or 116.9 percent from 1997 to 1998 is a result of the receipt of $88,000 from BioSupplyNet to reimburse the Company for consulting fees paid and expensed by the Company in 1996 as part of the investment costs of BioSupplyNet.

    Also in 1998 and 1997, the Company received or accrued dividends of $50,000 and $52,500 from its investment in PHZ Capital Partners, L.P.

    Operating expenses were $3,634,786 in 1998, $3,045,290 in 1997 and
$2,985,316 in 1996.  The increase from 1997 to 1998 of $589,496 or 19.4% is primarily owing to: an increase in accrual for the Company's profit-sharing plan of $899,751 or 112.3% over the prior year (See "Note 3 of Notes to Financial Statements" contained in "Item 8. Financial Statements and Supplementary Data"); the final payment on the Harris & Harris Group Senior Professorship Pledge to the Massachusetts Institute of Technology of $728,862; mitigated by a decrease in salaries and benefits of $676,136 or 44.9%. To date, no actual payments have been made under the Company's profit-sharing plan.

    The increase from 1996 to 1997 of $59,974 or 2.0% is primarily owing to: the accrual of $423,808 for the Company's profit-sharing plan; restructuring expenses of $100,000 incurred by the Company as a result of researching the conversion to RIC status; mitigated by a decrease in overall expenses as a result of the Company's effort to cut expenses. Most of the Company's operating expenses were related to employee and director compensation, office and rent expenses and consulting and professional fees (primarily legal and accounting fees). To date, no actual payments have been made under the Company's profit-sharing plan.

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

Realized Gains and Losses on Sales of Portfolio Securities:

  During the three years ended December 31, 1998, 1997 and 1996, the Company sold various investments, realizing a net loss of $1,768,528, $3,199,502 and $3,792,576, respectively. During 1998, the Company realized losses on: the sale of its privately held investment in MultiTarget, Inc. of $209,999; publicly-held investments that were once privately held, including CORDEX Petroleums, Inc. in the amount of $357,736; Nanophase Technologies Corporation of $329,055 (common stock shares purchased in the open market); Princeton Video Image, Inc. of $288,369; and Voice Control Systems, Inc.

(which purchased the Company's investee company, PureSpeech, Inc.) of $724,826. These losses were offset by a realized net gain of $141,457 in various publicly traded securities. Net losses of $1,171,496 had been recognized in prior years and realized in 1998. Realizing losses and gains from prior years increases (for losses) or decreases (for gains) the Unrealized Appreciation on Investments.

    During 1997, the Company realized losses on the sale of its investments in: nFX Corporation in the amount of $2,631,720; Harber Brothers Productions, Inc. of $1,205,000; Gel Sciences, Inc. of $633,028; Dynecology, Inc. of $99,900; and Micracor Corporation of $66,444. These losses were offset by gains on the sales of Highline Capital Partners of $750,000 and of various publicly traded securities of $686,590.

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

Unrealized Appreciation and Depreciation of Portfolio Securities:

    The Board of Directors values the portfolio securities on a quarterly basis pursuant to the Company's Asset Valuation guidelines in accordance with the 1940 Act. (See "Footnote to Schedule of Investments" contained in "Item 8. Financial Statements and Supplementary Data".)

    Net unrealized appreciation on investments before taxes increased by $2,248,816 or 27.6% during the year ended December 31, 1998, from $8,158,732 to $10,407,548. The most significant increases in valuations during 1998 were in NBX Corporation, $1,865,766; NeuroMetrix, Inc., $4,400,125; and PHZ Capital Partners, L.P., $443,432. The most significant decrease during 1998 was Nanophase Technologies Corporation, $5,508,466. Other changes included an increased valuation of Genomica Corporation, offset primarily by decreased valuations in MedLogic Global Corporation and Princeton Video Image, Inc.

    Net unrealized appreciation on investments before taxes increased by $1,491,143 or 22.4% during the year ended December 31, 1997, from $6,667,589 to $8,158,732. The most significant increases in valuations during 1997 were in Nanophase Corporation, $3,775,701; NBX Corporation, $2,850,296; and PHZ
Capital Partners, L.P., $405,622. The most significant decreases were in Princeton Video Image, Inc., $1,563,605 and PureSpeech, Inc., $1,243,977
(which was subsequently acquired by Voice Control Systems, Inc.).

    Net unrealized appreciation on investments before taxes increased by $4,564,996 or 217.1% during the year ended December 31, 1996, from $2,102,593 to $6,667,589. The most significant increases in valuations during 1996 were in Gel Sciences, Inc., $1,127,500; Nanophase Technologies Corporation, $1,452,755; and Princeton Video Image, Inc., $751,000. The most significant decrease was in the valuation of nFX Corporation, $1,892,240.

Liquidity and Capital Resources

    The Company reported total cash, receivables and marketable securities (the primary measure of liquidity) at December 31, 1998 of $5,547,984 versus $21,693,067 (net of $4,000,000 drawn from the J.P. Morgan line of credit) at December 31, 1997 and $19,296,591 at December 31, 1996.

    The decrease in cash, receivables and marketable securities from December 31, 1997 to December 31, 1998 is mainly owing to: 1) the payment on May 12, 1998 of a one-time cash dividend of $0.75 per share for a total of $8,019,728; 2) the decline in value of the Company's investment in Nanophase Technologies Corporation of approximately $5.5 million and 3) the use of funds for 1998 cash operating expenses and realized losses.

    Included in marketable securities as of December 31, 1998 were the Company's holdings in Nanophase Technologies Corporation of $1,211,249 and other publicly-held securities of $359,393. Included in marketable securities as of December 31, 1997 were the Company's holdings in Nanophase Technologies Corporation of $6,854,660 and Princeton Video Image, Inc. of $1,064,895. At December 31, 1997, both holdings were subject to lock-up agreements and were valued at discounts from market value: a 26 percent discount in the case of Nanophase Technologies Corporation and a 24 percent discount in the case of Princeton Video Image, Inc.

    From 1997 to 1998, receivables from brokers increased by $380,707 or 100 percent, owing to transactions that settled in January 1999. Note receivables increased by $32,663 or 100 percent, as a result of the Company receipt of a note from the sale of its investment in one of its investee companies. The Company's liabilities of accrued bonus and deferred income tax liability increased significantly during 1998. Accrued bonus increased by $899,751 or
112.3 percent to $1,323,559 as a result of the increase in the appreciation of investments. The accrued bonus will not be paid out until the gains are realized. Therefore, no bonuses were paid in 1998. The deferred tax liability is also based on unrealized appreciation, and taxes will not be paid until the gains are realized.

    As of December 31, 1998, the Company had a $6,000,000 line of credit in place with J.P. Morgan, on which the Company had no outstanding balance. Management believes that its cash, receivables and marketable securities provide the Company with sufficient liquidity for its operations over the next 12 months.

    On February 22, 1999, NBX Corporation announced that it had agreed to be acquired by 3Com Corporation for approximately $90 million in cash plus additional consideration for employees of NBX. This transaction was effective on March 5, 1999 and closed on March 8, 1999. On closing, the Company received a total of $12,432,940 in cash, of which $1,475,276 was placed in a one-year escrow. On February 23, 1999, the Board of Directors of the Company declared a cash dividend of $0.35 per share (approximately $3.7 million) to shareholders of record on March 19, 1999, payable on March 25, 1999. (See "Note 8 of Notes to Financial Statements" contained in "Item
8. Financial Statements and Supplementary Data".)

Recent Developments -- Sub-Chapter M Status

    On September 25, 1997, the Company's Board of Directors approved a proposal to seek qualification of the Company as a RIC under Sub-Chapter M of the Code. In order to qualify as a RIC, the Company must, in general (1) annually derive at least 90 percent of its gross income from dividends, interest and gains from the sale of securities; (2) quarterly meet certain investment diversification requirements; and (3) annually distribute at least 90 percent of its investment company taxable income as a dividend.
In addition to the requirement that the Company must annually distribute at least 90 percent of its investment company taxable income, the Company may either distribute or retain its taxable net capital gains from investments, but any net capital gains not distributed could be subject to corporate level tax. Further, the Company could be subject to a four percent excise tax (and in some cases, corporate level income tax) if it fails to distribute 98 percent of its annual taxable income.

    Because of the specialized nature of its investment portfolio, the Company could satisfy the diversification requirements under Sub-Chapter M of the Code only if it received a certification from the SEC that it is "principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available."

    On April 8, 1998, the Company announced that it had received such a certification from the SEC for 1997. Pursuant to the Company's receipt of the certification, the Company's Board of Directors declared and paid a one-time cash dividend of $0.75 per share to meet one of the Company's requirements for qualification for Sub-Chapter M tax treatment. On
February 17, 1999, the Company received rulings from the IRS regarding other issues relevant to the Company's tax status as a RIC. (See "Note 6 of Notes to Financial Statements" contained in "Item 8. Financial Statements and Supplementary Data".) Although the SEC certification for 1997 was issued, there can be no assurance that the Company will receive such certification for 1998 or subsequent years (to the extent it needs additional certification as a result of changes in its portfolio) or that it will qualify as a RIC in 1999 or that, if it does qualify in 1999, it will continue to qualify in subsequent years.

    The qualification of the Company as a RIC under Sub-Chapter M of the Code depends on it satisfying certain technical requirements regarding its income, investment portfolio, and distributions. The Company was unable to satisfy these requirements for the 1998 tax year owing to the nature of the Company's ownership interest in one of its investee companies. In addition, because it realized taxable losses in 1998, it was not strategically advantageous for the Company to elect Sub-Chapter M tax status for 1998.

    The Company changed the nature of its ownership interest in the non-qualifying investee company effective January 1, 1999 in order to meet the Sub-Chapter M requirements. However, there can be no assurance that the Company will qualify for Sub-Chapter M treatment for 1999 or subsequent years. In addition, under certain circumstances, even if the Company were qualified for Sub-Chapter M treatment in 1999 and elected Sub-Chapter M treatment for that year, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a C Corporation, rather than a RIC.

    The Company incurred ordinary and capital losses during its C Corporation taxable years that remain available for use and may be carried forward to its 1999 and subsequent taxable years. Ordinarily, a corporation that elects to qualify as a RIC may not use its ordinary loss carryforwards from C Corporation taxable years to offset RIC investment company taxable income, although a RIC may in certain cases use capital loss carryforwards to reduce net capital gains. In addition, a C Corporation that elects to qualify as a RIC and that makes an appropriate election continues to be taxable as a C Corporation on any gains realized within 10 years of its qualification as a RIC from sales of assets that were held by the corporation on the effective date of the election ("C Corporation Assets") to the extent of any gain built into the assets on such date ("Built-In Gain").

    On February 17, 1999, the Company received a ruling from the IRS concluding that the Company can carry forward its C Corporation losses to offset any Built-In Gains resulting from sales of its C Corporation Assets. That ruling may enable the Company to retain some or all of the proceeds from such sales without disqualifying itself as a RIC or incurring corporate level income tax, depending on whether the Company's sale of C Corporation Assets with Built-In Gains will generate C Corporation E&P. In general, a
RIC is not permitted to have, as of the close of any RIC taxable year, E&P accumulated during any C Corporation taxable year. However, because the realization of Built-In Gains will occur while the Company is a RIC, a strong argument exists that, under current law and IRS pronouncements, the sale of C Corporation Assets with Built-In Gains during RIC taxable years will not generate C Corporation E&P. The Company intends to use the $7.1 million loss carryforward (which results in a tax credit of approximately
$2.5 million) to reduce the taxes due to Built-In Gains. The December 31, 1998 NAV includes the utilization of the ordinary and capital loss carryforwards of approximately $0.23 per share. The IRS recently announced an intention to issue formal guidance in 1999 concerning conversions of C Corporation to RICs. Such guidance may include resolution of the E&P issue described above and other issues relevant to the Company.

    If necessary for liquidity purposes or to fund investment opportunities, in lieu of distributing its taxable net capital gains, the Company may retain such net capital gains and elect to be deemed to have made a distribution of the gains, or part thereof, to the shareholders under the "designated undistributed capital gain" rules of section 852(b)(3) of the Code. In such a case, the Company would have to pay a 35 percent corporate level income tax on such "designated undistributed capital gain," but it would not have to distribute the excess of the retained "designated undistributed capital gain" over the amount of tax thereon in order to maintain its RIC status.

Tax Consequences of Net Capital Gains

    The following simplified examples illustrate the tax treatment under Sub-Chapter M of the Code for the Company and its shareholders with regard to three possible alternatives, assuming a net long-term capital gain of $1.00 per share, consisting entirely of sales of non-real property assets held for more than 12 months.

  Under Alternative A: 100 percent of net capital gain declared as a dividend and distributed to shareholders:

          1. No taxation at the Company level.

          2. Shareholders receive a $1.00 per share dividend and pay a maximum tax of 20 percent* or $.20 per share, retaining $.80 per share.

     Under Alternative B: 100 percent of net capital gain retained by the Company and designated as "undistributed capital gain" dividend:

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

     Under Alternative C: 100 percent of net capital gain retained by the Company, with no designated undistributed capital gain dividend:

          1. The Company pays a corporate level income tax of 35 percent on the retained gain or $.35 per share plus an excise tax of 4 percent of $.98 per share, or about $.04 per share.

          2. There is no tax consequence at the shareholder level.

*Assumes all capital gains qualify for long-term rates of 20 percent.

Risk Factors

Investment in Small, Private Companies

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

Valuation of Portfolio Investments

     There is typically no public market of equity securities of the small private companies in which the Company invests. As a result, the valuation of the equity securities in the Company's portfolio is subject to the good faith estimate of the Company's Board of Directors. (See "Asset Valuation Policy Guidelines" in "Footnote to Schedule of Investments.") In the absence of a readily ascertainable market value, the estimated value of the Company's portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if a ready market for the equity securities existed. Any changes in estimated net asset value are recorded in the Company's statement of operations as "Change in unrealized appreciation on investments." (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

Illiquidity of Portfolio Investments

     Most of the investments of the Company are or will be equity securities acquired directly from small companies. The Company's portfolio of equity securities are and will usually be subject to restrictions on resale or otherwise have no established trading market. The illiquidity of most of the Company's portfolio of equity securities may adversely affect the ability of the company to dispose of such securities at times when it may be advantageous for the Company to liquidate such investments.

Fluctuations of Quarterly Results

     The Company's quarterly operating results could fluctuate as a result of a number of factors. These include, among others, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any one quarter should not be relied upon as being indicative of performance in future quarters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Risk of Loss of Pass Through Tax Treatment

     If the Company meets certain diversification and distribution requirements under the Code, it may qualify as a RIC under the Code for pass-through tax treatment. The Company would cease to qualify for pass-through tax treatment if it were unable to comply with these requirements, or if it ceased to qualify as a BDC under the 1940 Act. The Company also could be subject to a four percent excise tax (and, in certain cases, corporate level income tax) if it failed to make certain distributions. (See "Management's
Discussion and Analysis of Financial Condition -- Recent Developments - Sub-Chapter M Status.") The lack of Sub-Chapter M taxtreatment could have a material adverse effect on the total return, if any, obtainable from an investment in the Company. If the Company fails to qualify as a RIC, the Company would become subject to federal income tax as if it were an ordinary C Corporation, which would result in a substantial reduction in the Company's net assets and the amount of income available for distribution to the Company's stockholders.

Risks Relating to the Year 2000 Issue

     The "Year 2000" computer problem has arisen because many computer applications worldwide will not properly recognize the date change from December 31, 1999, to January 1, 2000. The computer applications may revert to 1900 or some other date because of the way in which dates were encoded and calculated, potentially causing production of erroneous data, miscalculations, system failures and other operational problems.

     The Company has undertaken the evaluation of the Year 2000 impact on its critical computer hardware and software. The Company has not incurred, nor does it anticipate that it will incur, any material cost in addressing its Year 2000 problem. The Company is developing a strategic plan focusing on achieving Year 2000 compliance. Certain systems are being replaced and or modified to be Year 2000 compliant. At the present time, it is not possible to determine whether any such events are likely to occur or to quantify any potential negative impact they may have on the Company's future results of operations and financial condition.

     Ultimately, the potential impact of the Year 2000 issue will depend not only on the success of the corrective measures undertaken by the Company, but also on the way in which the Year 2000 issue is addressed by vendors, service providers, counterparties, utilities, governmental agencies and other entities with which the Company does business.

Forward-Looking Statements

     The information contained herein contains certain forward-looking statements. These statements include the plans and objectives of management for future operations and financial objectives, portfolio growth and availability of funds. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are set forth herein. Other factors that could cause actual results to differ materially include the uncertainties of economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements included herein are reasonable, any of the assumptions could be inaccurate and therefore there can be no assurance that the forward-looking statements included or incorporated by reference herein will prove to be accurate. Therefore, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

     The Company does not hold any derivatives.

Item 8.   Financial Statements and Supplementary Data



                         HARRIS & HARRIS GROUP, INC.
                INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


     The following reports and financial schedules of Harris & Harris Group, Inc. are filed herewith and included in response to Item 8.

Documents                                                             Page
     Report of Independent Public Accountants. . . . . . . . . . .     22

Financial Statements

     Statements of Assets and Liabilities
          as of December 31, 1998 and 1997 . . . . . . . . . . . .     23

     Statements of Operations for the
          years ended December 31, 1998, 1997 and 1996 . . . . . .     24

     Statements of Cash Flows for the
         years ended December 31, 1998, 1997 and 1996. . . . . . .     25

     Statements of Changes in Net Assets for the
         years ended December 31, 1998, 1997 and 1996. . . . . . .     26

     Schedule of Investments as of December 31, 1998 . . . . . . .  27-30

     Footnote to Schedule of Investments . . . . . . . . . . . . .  31-33

     Notes to Financial Statements . . . . . . . . . . . . . . . .  34-40

     Selected Per Share Data and Ratios for the
         years ended December 31, 1998, 1997, 1996, 1995 and 1994.     41

     Schedules other than those listed above have been omitted because they are not applicable or the required information is presented in the financial statements and/or related notes.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Harris & Harris Group, Inc.:

     We have audited the accompanying statements of assets and liabilities of Harris & Harris Group, Inc. (a New York corporation) as of December 31, 1998 and 1997, including the schedule of investments as of December 31, 1998, and the related statements of operations, cash flows and changes in net assets for the three years ended December 31, 1998, and the selected per share data and ratios for each of the five years ended December 31, 1998. These financial statements and selected per share data and ratios are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and selected per share data and ratios based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 1998 and 1997, by correspondence with the custodian and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As explained in Note 2, the financial statements include securities valued at $19,562,386 (86.7 percent of net assets), whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

   In our opinion, the financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of Harris & Harris Group, Inc. as of December 31, 1998 and 1997, the results of its operations, its cash flows and the changes in its net assets for the three years ended December 31, 1998, and the selected per share data and ratios for each of the five years ended
December 31, 1998 in conformity with generally accepted accounting principles.


                                           /s/  Arthur Andersen LLP
New York, New York
February 10, 1999
                                  22

                 STATEMENTS OF ASSETS AND LIABILITIES


                                 ASSETS
                                         December 31, 1998  December 31, 1997

Investments, at value (See accompanying schedule of
   investments and notes). . . . . . . . . $    24,532,191  $  38,659,230
Cash and cash equivalents. . . . . . . . .         164,143        145,588
Receivable from brokers. . . . . . . . . .         380,707              0
Interest receivable. . . . . . . . . . . .             666        111,106
Prepaid expenses . . . . . . . . . . . . .          90,649         85,126
Note receivable. . . . . . . . . . . . . .          32,663              0
Other assets . . . . . . . . . . . . . . .         157,840        272,734
                                           ---------------  -------------
Total assets . . . . . . . . . . . . . . . $    25,358,859  $  39,273,784
                                           ===============  =============
                         LIABILITIES & NET ASSETS

Accounts payable and accrued liabilities   $       505,118  $     475,683
Accrued bonus (Note 3) . . . . . . . . . .       1,323,559        423,808
Deferred rent. . . . . . . . . . . . . . .          42,409         51,662
Deferred income tax liability (Note 6) . .         931,064        667,697
Demand Promissory Note Payable (Note 7). .               0      4,000,000
                                            --------------   ------------
Total liabilities. . . . . . . . . . . . .       2,802,150      5,618,850
                                            --------------   ------------
Commitments and contingencies (Notes 7 and 8)

Net assets . . . . . . . . . . . . . . . .  $   22,556,709  $  33,654,934
                                            ==============  =============
Net assets are comprised of:
Preferred stock, $0.10 par value,
   2,000,000 shares authorized;
   none issued. . . . . . . . . . . . . . . $            0  $           0
Common stock, $0.01 par value, 25,000,000
   shares authorized; 10,692,971 issued
   at 12/31/98 and issued and outstanding
   at 12/31/97 . . . . . . . . . . . . . . .       106,930        106,930
Additional paid in capital . . . . . . . . .    16,158,381     16,178,979
Accumulated net realized (loss) income . . .      (525,177)    12,028,191
Accumulated unrealized appreciation of
   investments, net of deferred tax
   liability of $3,410,884 at 12/31/98
   and $2,817,898 at 12/31/97 . . . . . . . .    6,996,664      5,340,834
Treasury stock, at cost (101,739 shares)  . .     (180,089)             0
                                             -------------  -------------
Net assets. . . . . . . . . . . . . . . . . .$  22,556,709  $  33,654,934
                                             =============  =============
Shares outstanding  . . . . . . . . . . . . .   10,591,232     10,692,971
                                             -------------  -------------
Net asset value per outstanding share . . . .$        2.13  $        3.15
                                             =============  =============

  The accompanying notes are an integral part of these financial statements.

                         STATEMENTS OF OPERATIONS

                                    Year Ended   Year Ended   Year Ended
                                     12/31/98     12/31/97     12/31/96
Investment income:
 Interest from:
  Fixed-income securities  . . . . $   355,591 $    490,807  $  803,819
  Affiliated companies . . . . . .     124,877       40,000      40,779
 Dividend income--
   unaffiliated companies. . . . .       2,550            0       8,024
 Dividend income--
   affiliated companies. . . . . .      50,000       52,500           0
 Consulting and
   administrative fees . . . . . .           0       29,870      68,185
 Other income  . . . . . . . . . .     102,468          869      92,610
                                    ----------- -----------  ----------
  Total investment income. . . . .     635,486      614,046   1,013,417

Expenses:
  Salaries and benefits. . . . . .     831,121    1,507,257   1,524,826
  Bonus accrual (Note 3) . . . . .     899,751      423,808           0
  Administration and operations. .     330,879      392,114     474,537
  Professional fees. . . . . . . .     411,480      327,038     675,241
  Depreciation . . . . . . . . . .      47,936       48,968      57,426
  Rent . . . . . . . . . . . . . .     159,515      130,092     160,601
  Directors' fees and expenses . .     129,253      100,496      80,702
  Custodian fees . . . . . . . . .      10,513       15,517      11,983
  Restructuring charges. . . . . .           0      100,000           0
  Other expense (Note 7) . . . . .     728,862            0           0
  Interest expense . . . . . . . .      85,476            0           0
                                    -----------  ----------- -----------
    Total expenses . . . . . . . .   3,634,786    3,045,290   2,985,316
                                    -----------  ----------- -----------
  Operating loss
    before income taxes  . . . . .  (2,999,300)  (2,431,244) (1,971,899)
  Income tax benefit (Note 6). . .     234,188      933,103     680,834
                                    ----------- ------------ -----------
Net operating loss . . . . . . . .  (2,765,112)  (1,498,141) (1,291,065)

Net realized loss on investments:
  Realized loss on
    sale of investments  . . . . .  (1,768,528)  (3,199,502) (3,792,576)
                                    ----------- -----------  -----------
    Total realized loss. . . . . .  (1,768,528)  (3,199,502) (3,792,576)
  Income tax benefit (Note 6). . .           0    1,119,825   1,327,401
                                    ----------- -----------  -----------
  Net realized loss on investments  (1,768,528)  (2,079,677) (2,465,175)
                                    ----------- -----------  -----------
Net realized loss. . . . . . . . .  (4,533,640)  (3,577,818) (3,756,240)

Net increase in unrealized
    appreciation on investments:
  Increase as a result of
    investment sales . . . . . . .   2,135,176       93,999   2,525,548
  Decrease as a result of
    investment sales . . . . . . .    (963,680)  (2,892,408)          0
  Increase on investments held . .   9,766,320    7,297,164   4,112,413
  Decrease on investments held . .  (8,689,000)  (3,007,612) (2,072,965)
                                   ------------ ------------ -----------
    Change in unrealized appreciation
    on investments . . . . . . . .   2,248,816    1,491,143   4,564,996
  Income tax provision (Note 6). .    (592,986)    (521,900) (1,597,748)
                                   ------------  ----------- -----------
  Net increase in unrealized appreciation
    on investments . . . . . . . .   1,655,830      969,243   2,967,248
                                   ------------  -----------  ----------
Net decrease in net assets
  resulting from operations:
  Total. . . . . . . . . . . . . . $(2,877,810) $(2,608,575) $ (788,992)
                                   ============ ============ ===========
  Per outstanding share. . . . . . $     (0.27) $     (0.24) $    (0.08)
                                   ============ ============ ===========

 The accompanying notes are an integral part of these financial statements.

                         STATEMENTS OF CASH FLOWS

                                    Year Ended    Year Ended    Year Ended
                                     12/31/98      12/31/97      12/31/96
Cash flows (used in) provided
 by operating activities:
Net decrease in net assets
 resulting from operations . . . $  (2,877,810) $ (2,608,575) $ (788,992)
Adjustments to reconcile net decrease in net assets
resulting from operations to net cash (used in)
provided by operating activities:
 Net realized and unrealized (gain) loss
   on investments. . . . . . . .      (480,288)    1,708,359    (772,420)
 Deferred income taxes . . . . .       263,367    (1,442,094)  1,636,817
 Depreciation. . . . . . . . . .        47,936        48,968      57,426
 Other . . . . . . . . . . . . .        (2,927)            0     (10,144)
Changes in assets and liabilities:
 Receivable from brokers . . . .      (380,707)            0     205,789
 Prepaid expenses. . . . . . . .        (5,523)       (3,625)      5,475
 Interest receivable . . . . . .       110,440        87,236     102,376
 Taxes receivable. . . . . . . .             0     2,119,492  (1,679,377)
 Notes receivable. . . . . . . .       (32,663)            0           0
 Other assets. . . . . . . . . .        86,312        40,296    (103,981)
 Accounts payable
  and accrued liabilities. . . .        81,235        49,555      22,197
 Accrued bonus . . . . . . . . .       899,751       423,808           0
 Deferred rent . . . . . . . . .        (9,253)       (9,252)     10,279
 Collection on notes receivable.       800,000             0           0
 Purchase of fixed assets. . . .       (16,426)      (10,169)    (35,777)
                                    -----------   ----------- -----------
 Net cash (used in) provided
  by operating activities. . . .    (1,516,556)      403,999  (1,350,332)

Cash provided by (used in) investing activities:
 Net sale (purchase) of short-term
  investments and
  marketable securities. . . . .    14,715,834      (155,667)  6,035,532
 Investment in
  private placements and loans .      (960,308)   (4,511,434) (4,981,614)
                                    -----------   ----------- -----------
 Net cash provided by
  (used in) investing activities     13,755,526   (4,667,101)  1,053,918

Cash flows (used in) provided
  by financing activities:
 Payment of dividend . . . . . .     (8,019,728)           0           0
 Purchase of treasury stock (Note 4)   (254,786)           0           0
 Proceeds from exercise
  of stock options (Note 3). . .              0      253,250      87,500
 Proceeds (payment of)
  from note payable (Note 7) . .     (4,000,000)   4,000,000           0
 Proceeds from sale of
  stock (Note 4) . . . . . . . .         54,099            0           0
                                    ------------  ----------- -----------
 Net cash (used in) provided
  by financing activities. . . .    (12,220,415)   4,253,250      87,500

Net increase (decrease)
 in cash and cash equivalents:
 Cash and cash equivalents
  at beginning of the year. . . .       145,588      155,440     364,354
 Cash and cash equivalents
  at end of the year. . . . . . .       164,143      145,588     155,440
                                    ------------  ------------ ----------
 Net increase (decrease) in cash and
 cash equivalents . . . . . . . .   $    18,555   $   (9,852) $ (208,914)
                                    ============  =========== ===========
Supplemental disclosures of cash flow information:
 Income taxes paid. . . . . . . .   $       372   $     5,909 $   57,234
 Interest paid. . . . . . . . . .   $    85,378   $         0 $        0

  The accompanying notes are an integral part of these financial statements.

                        STATEMENTS OF CHANGES IN NET ASSETS

                                     Year Ended    Year Ended    Year Ended
                                      12/31/98      12/31/97      12/31/96

Changes in net assets from operations:

  Net operating loss. . . . . . . .$(2,765,112)  $(1,498,141)  $(1,291,065)
  Net realized loss on investments. (1,768,528)   (2,079,677)   (2,465,175)
  Net increase (decrease) in unrealized
    appreciation on investments
    as a result of sales  . . . . .  1,171,496    (1,818,966)    1,641,606
  Net increase in unrealized
     appreciation on
     investments held . . . . . . .    484,334     2,788,209     1,325,642
                                   ------------  ------------  ------------
  Net decrease in net assets
    resulting from operations . . . (2,877,810)   (2,608,575)     (788,992)

Changes in net assets from
     capital stock transactions:

   Payment of dividend. . . . . . . (8,019,728)            0             0
   Purchase of treasury stock . . .   (254,786)            0             0
   Proceeds from exercise of
     stock options and warrants . .          0       253,250        87,500
   Proceeds from sale of stock. . .     54,099             0             0
   Tax benefit of
    restricted stock award
    and common stock transactions .          0        77,656        72,186
                                   ------------    ----------   -----------
   Net (decrease) increase in
     net assets resulting from
     capital stock transactions . . (8,220,415)      330,906       159,686
                                   ------------    ----------   -----------

Net decrease in net assets  . . . .(11,098,225)   (2,277,669)     (629,306)

Net assets:

  Beginning of the year . . . . . . 33,654,934    35,932,603    36,561,909
                                   -----------   -----------   -----------
  End of the year . . . . . . . . .$22,556,709   $33,654,934   $35,932,603
                                   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                       SCHEDULE OF INVESTMENTS DECEMBER 31, 1998

                                       Method of       Shares/
                                       Valuation (3)  Principal     Value

 Investments in Unaffiliated Companies (10)(11)(12) --
  12.0% of total investments

 Publicly Traded Portfolio (Common stock unless noted otherwise) --
  6.4% of total investments

 Somnus Medical Technology, Inc. (1)(4) --
  Biotechnology and Healthcare related . .(C)         47,200     $  141,600

 Nanophase Technologies Corporation (1)(6) --
  Manufactures and markets inorganic crystals of
  nanometric dimensions --
  4.59% of fully diluted equity
  Common Stock . . . . . . . . . . . . . .(C)        672,916      1,211,249

 Princeton Video Image, Inc. (1) -- Real time
  sports and entertainment advertising --
  0.59% of fully diluted equity  . . . . .(C)         62,600        178,410

 Voice Control Systems, Inc. (1)(2) -- Supplier
   of speech recognition and
   related speech input technology . . . .(C)         22,964         39,383
                                                                 ----------
Total Publicly Traded Portfolio (cost: $1,414,202). . . . . . .  $1,570,642
                                                                 ----------

Private Placement Portfolio (Illiquid) -- 5.6% of total investments

 Exponential Business Development Company (1)(2)(5) --
  Venture capital partnership focused on early stage companies
  Limited partnership interest . . . . . .(A)           --       $   25,000

 MedLogic Global Corporation (1)(2) -- Medical cyanoacrylate adhesive -- 0.40% of fully diluted equity
  Series B Convertible Preferred Stock . .(B)         60,319
  Common Stock . . . . . . . . . . . . . .(B)         25,798        565,978

 SciQuest, Inc. (1)(2)(6)(9) -- Internet e-commerce source for scientific products -- 3.61% of fully diluted equity
  Series C Convertible Preferred Stock . .(A)        277,163
  Warrants at $2.7962 expiring 6/30/07 . .(A)         26,822        775,000
                                                                 ----------
Total Private Placement Portfolio (cost: $1,833,774). . . . . .  $1,365,978
                                                                 ----------
Total Investments in
 Unaffiliated Companies (cost: $3,247,976)  . . . . . . . . . .  $2,936,620
                                                                 ----------

    The accompanying notes are an integral part of this schedule.

              SCHEDULE OF INVESTMENTS DECEMBER 31, 1998

                                       Method of     Shares/
                                       Valuation(3) Principal      Value

Private Placement Portfolio (Illiquid) in Non-Controlled
Affiliates (10)(12) -- 49.9% of total investments

 Genomica Corporation (1)(2)(6)(7) -- Develops software
  that enables the study of complex genetic diseases --
  7.05% of fully diluted equity
  Common Stock . . . . . . . . . . . . . (B)         199,800
  Series A Voting
   Convertible Preferred Stock . . . . . (B)       1,660,200    $1,209,730

 InSite Marketing Technology, Inc. (1)(2)(4) -- Integrates
  marketing science and sales strategy into e-commerce
  -- 7.12% of fully diluted equity
  Common Stock . . . . . . . . . . . . . (A)       1,351,351       500,000

 NBX Corporation (1)(2)(6) -- Exploits innovative
  distributed computing technology for use in small business telephone systems -- 13.95% of fully diluted equity
  Promissory Note --
   8% due March 16, 2001 . . . . . . . . (A)      $   10,000
  Series A Convertible Preferred Stock . (B)         500,000
  Series C Convertible Preferred Stock . (B)         240,793
  Series D Convertible Preferred Stock . (B)          59,965     6,416,064

 PHZ Capital Partners Limited Partnership (2) -- Organizes
  and manages investment partnerships -- 20.0% of fully
  diluted equity
  Limited partnership interest . . . . . (D)           --        1,849,054

 Questech Corporation (1)(2)(6) -- Manufactures and
  markets proprietary decorative tiles and signs -- 12.40% of fully diluted equity
  Common Stock  . . . . . . . . . . . . .(D)         565,792     2,263,168
  Warrants at $4.00 expiring 11/28/01 . .(A)         166,667           167
                                                               -----------
Private Placement Portfolio
  in Non-Controlled Affiliates (cost: $5,920,308) . . . . . .  $12,238,183
                                                               -----------

      The accompanying notes are an integral part of this schedule.

                   SCHEDULE OF INVESTMENTS DECEMBER 31, 1998

                                         Method of        Shares/
                                         Valuation (3)   Principal     Value

Private Placement Portfolio in Controlled Affiliates (10)(12)
(Illiquid) -- 24.3% of total investments

 NeuroMetrix, Inc. (1)(2)(6)(8) -- Developing devices for: 1) diabetics to monitor their blood glucose and 2) detection of carpal tunnel syndrome -- 27.67% of fully diluted equity
   Series A Convertible Preferred Stock . . .(B)         175,000
   Series B Convertible Preferred Stock . . .(B)         125,000
   Series C-2 Convertible Preferred Stock . .(B)         229,620  $ 5,958,225
                                                                  -----------
Total Private Placement Portfolio
  in Controlled Affiliates (cost: $1,558,100). . . . . . . . . .  $ 5,958,225
                                                                  -----------
U.S. Government Obligations -- 13.8% of total investments

 U.S. Treasury Bill dated 02/05/98 due date
   02/04/99 -- 4.4% yield . . . . . . . . . .(K)      $  300,000 $    298,878
 U.S. Treasury Bill dated 02/05/98 due date
   02/04/99 -- 4.4% yield . . . . . . . . . .(K)      $  600,000      597,756
 U.S. Treasury Bill dated 08/13/98 due date
   02/11/99 -- 4.3% yield . . . . . . . . . .(K)      $  400,000      398,160
 U.S. Treasury Bill dated 03/05/98 due date
   03/04/99 -- 4.3% yield . . . . . . . . . .(K)     $ 1,550,000    1,538,902
 U.S. Treasury Bill dated 11/19/98 due date
   05/20/99 -- 4.5% yield . . . . . . . . . .(K)      $  575,000      565,467
                                                                -------------
Total Investments in U.S. Government Obligations
 (cost: $3,398,259). . . . . . . . . . . . . . . . . . . . .    $   3,399,163
                                                                -------------
Total Investments -- 100% (cost: $14,124,643). . . . . . . .    $  24,532,191
                                                                =============

       The accompanying notes are an integral part of this schedule.

                  SCHEDULE OF INVESTMENTS DECEMBER 31, 1998


Notes to Schedule of Investments

(1) Represents a non-income producing security. Equity investments that have not paid dividends within the last twelve months are considered to be non-income producing.
(2) Legal restrictions on sale of investment.
(3) See Footnote to Schedule of Investments for a description of the Method of Valuation A to L.
(4) These investments were made during 1998. Accordingly, the amounts shown on the schedule represent the gross additions in 1998.
(5) No changes in valuation occurred in these investments during the year ended December 31, 1998.
(6) These investments are development stage companies. A development stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either has not yet commenced its planned principal operations or has commenced such operations but has not realized significant revenue from them.
(7) Genomica Corporation was cofounded by the Company, Cold Spring Harbor Laboratory and Falcon Technology Partners, LP. Mr. G. Morgan Browne serves on the Board of Directors of the Company and is Administrative Director of Cold Spring Harbor Laboratory.
(8) The percentage owned by the Company proforma for the January 21, 1999 financing is 18.04%.
(9) SciQuest, Inc. acquired BioSupplyNet, Inc.
(10)Investments in unaffiliated companies consist of investments where Harris & Harris Group, Inc. (the "Company") owns less than 5 percent of the investee company. Investments in non-controlled affiliated companies consist of investments where the Company owns more than 5 percent but less than 25 percent of the investee company. Investments in controlled affiliated companies consist of investments where the Company owns more than 25 percent of the investee company.
(11)The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $3,247,976. The gross unrealized appreciation based on tax cost for these securities is $156,440. The gross unrealized depreciation on the cost for these securities is $467,796.
(12)The percentage ownership of each investee disclosed in the Schedule of Investments expresses the potential common equity interest in each such investee. The calculated percentage represents the amount of issuer's common stock the Company owns or can acquire as a percentage of the issuer's total outstanding common stock plus common shares reserved for issued and outstanding warrants, convertible securities and stock options.

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

     On September 25, 1997, the Company's Board of Directors approved a proposal to seek qualification as a Regulated Investment Company ("RIC") under Sub-Chapter M of the Internal Revenue Code. As a RIC, the Company must, among other things, distribute at least 90 percent of its taxable net income and may either distribute or retain its taxable net realized capital gains on investments. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments.")
There can be no assurance that the Company will qualify as a RIC or that if it does qualify, it will continue to qualify. In addition, even if the Company were to qualify as a RIC, and elected Sub-Chapter M treatment for that year, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a C Corporation, rather than a RIC.

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

     Securities Transactions. Securities transactions are accounted for on the date the securities are purchased or sold (trade date); dividend income is recorded on the ex-dividend date; and interest income is accrued as earned. Realized gains and losses on investment transactions are determined on the first-in, first-out basis for financial reporting and tax reporting or purposes.

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

     The December 31, 1998 financial statements include a provision for deferred taxes on the net unrealized gains as of December 31, 1998, net of the operating and capital loss carryforwards incurred by the Company through December 31, 1998. (See Note 6. Income Taxes.)

     Reclassifications. Certain reclassifications have been made to the December 31, 1996 and December 31, 1997 financial statements to conform to the December 31, 1998 presentation.

     Estimates by Management. The preparation of the financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31,1998 and 1997, and the reported amounts of revenues and expenses for the three years ended December 31, 1998. Actual results could differ from these estimates.

NOTE 3.  STOCK OPTION PLAN AND WARRANTS OUTSTANDING

     On August 3, 1989, the shareholders of the Company approved the 1988 Long Term Incentive Compensation Plan. On June 30, 1994, the shareholders of the Company approved various amendments to the 1988 Long Term Incentive Compensation Plan: 1) to conform to the provisions of the BDC regulations under the 1940 Act, which allow for the issuance of stock options to qualified participants; 2) to increase the reserved shares under the amended plan; 3) to call the plan the 1988 Stock Option Plan, as Amended and Restated (the "1988 Plan"); and 4) to make various other amendments. On October 20, 1995, the shareholders of the Company approved an amendment to the 1988 Plan authorizing automatic 20,000 share grants of non-qualified stock options to newly elected non-employee directors of the Company. The Company's 1988 Plan was cancelled as of December 31, 1997, canceling all outstanding stock options and eliminating all potential stock option grants. As a substitution for the 1988 Stock Option Plan, the Company adopted an employee profit-sharing plan.

     The Company accounted for the 1988 Plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the 1988 Plan been determined consistent with the fair value method required by FASB Statement No. 123 ("FASB No. 123"), the Company's net realized loss and net asset value per share would have been reduced to the following pro-forma amounts:

                                  1998              1997              1996
        Net Realized Loss:
        As Reported                N/A      $(3,577,818)     $ (3,756,240)
        Pro Forma                  N/A      $(3,921,583)     $ (4,197,096)

        Net Asset Value per share:
        As Reported                N/A            $3.15             $3.44
        Pro Forma                  N/A            $3.12             $3.40

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                  1998             1997              1996

         Stock volatility          N/A             0.60              0.60
         Risk-free interest rate   N/A              6.3%              6.8%
         Option term in years      N/A                7                 7
         Stock dividend yield      N/A              - -               - -

     A summary of the status of the Company's 1988 Plan at December 31, 1997 and 1996 and changes during the years then ended is presented in the table and narrative below:

                                    December 31, 1997     December 31, 1996
                                    -------------------   -------------------
                                    Shares     Weighted   Shares     Weighted
                                               Average               Average
                                    ---------  --------   ---------  --------
                                               Exercise              Exercise
                                               Price                 Price
                                               --------              --------
Outstanding at beginning of year    1,080,000   $4.584    1,050,000   $4.445

Granted                               300,000   $3.875      160,000   $5.008

Exercised                             158,000   $1.603       50,000   $1.750

Forfeited                             397,000   $5.267       80,000   $5.375

Expired                                 - -       - -          - -      - -

Canceled                              825,000   $4.569         - -      - -

Outstanding at end of year                  0        0    1,080,000   $4.584

Exercisable at end of year                  0        0      390,000   $3.334

Weighted average fair value
of options granted                      $2.50      - -       $3.222      - -


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

     As soon as practicable following year end, the Board of Directors will determine whether, and if so how much, "Qualifying Income" exists for a plan year, and 90 percent of the Qualifying Income will be paid out to Plan participants pursuant to the distribution percentages set forth in the Plan. The remaining 10 percent will be paid out after the Company has filed its federal tax return for that year in which "Qualifying Income" exists. The distribution amounts for each officer and employee is as follows: Charles
E. Harris, 13.790%; Mel P. Melsheimer, 4.233%; Rachel M. Pernia, 1.524%; and Jacqueline M. Matthews, 0.453%. If a participant leaves the Company for other than cause, the amount earned will be accrued and paid to such participant, and the remaining amount allocable under the Plan will be redistributed by the Compensation Committee and paid to the other participants.

     Notwithstanding any provisions of the Plan, in no event may the aggregate amount of all awards payable for any Plan year during which the Company remains a "business development company" within the meaning of the Investment Company Act of 1940, as amended (the "1940 Act"), be greater than 20 percent of the Company's "net income after taxes" within the meaning of
Section 57(n)(1)(B) of the 1940 Act. In the event the awards exceed such amount, the awards will be reduced pro rata.

     The Plan may be modified, amended or terminated by the Company's Board of Directors at any time; provided however, no such modification, amendment or termination may adversely affect any participant that has not consented to such modification, amendment or termination.

     The Company calculates the Plan accrual at each quarter end based on the unrealized gains at that date, net of operating expenses for the year. Any adjustments to the Plan accrual are then reflected in the Statement of Operations for the quarter. The Plan accrual is not paid out until the gains are realized. During 1998, the Company accrued bonus expense of $899,751, bringing the cumulative accrual under the Plan to $1,323,559 at December 31, 1998.

NOTE 4.  CAPITAL TRANSACTIONS

     In 1998, the Board of Directors approved that effective January 1, 1998, 50 percent of all Director fees be used to purchase Company common stock from the Company. However, effective on March 1, 1999, the Directors may purchase the Company's common stock in the market, rather than from the Company. During 1998, the directors bought a total of 24,491 shares.

     On April 15, 1998, the Company announced that the Board of Directors had approved the purchase of up to 700,000 shares of Company stock in the open market. As of December 31, 1998, the Company had purchased a total of 126,230 shares for a total of $254,786 or an average of $2.02 per share. However, the treasury shares purchased were decreased by the director purchases of a total of 24,491 shares of Company stock.

NOTE 5.  EMPLOYEE BENEFITS

     The Company has an employment and severance contract ("Employment Contract") with its Chairman, Charles E. Harris, pursuant to which he is to receive compensation in the form of salary and other benefits. On January 1, 1998, Mr. Harris's Employment Contract was amended to reduce his salary to $200,000 and to allow him to participate in other business opportunities and investments. The term of the contract expires on December 31, 1999. Base salary is to be increased annually to reflect inflation and in addition may be increased by such amount as the Compensation Committee of the Board of Directors of the Company deems appropriate. In addition, Mr. Harris would be entitled, under certain circumstances, to receive severance pay under the employment and severance contracts.

     As of January 1, 1989, the Company adopted an employee benefits program covering substantially all employees of the Company under a 401(k) Plan and Trust Agreement. During 1998, contributions to the plan that have been charged to operations totaled approximately $37,000.

     On June 30, 1994, the Company adopted a plan to provide medical and health insurance for retirees, their spouses and dependents who, at the time of their retirement, have ten years of service with the Company and have attained 50 years of age or have attained 45 years of age and have 15 years of service with the Company. On February 10, 1997, the Company amended this plan to include employees who "have seven full years of service and have attained 58 years of age." The coverage is secondary to any government provided or subsequent employer provided health insurance plans. Based upon actuarial estimates, the Company provided an original reserve of $176,520 that was charged to operations for the period ending June 30, 1994. As of December 31, 1998 the Company had a reserve of $283,305 for the plan.

NOTE 6.  INCOME TAXES

     As of December 31, 1998, the Company had not elected tax treatment available to RICs under Sub-Chapter M of the Code. Accordingly, for federal and state income tax purposes, the Company is taxed at statutory corporate rates on its income, which enables the Company to offset any future net operating losses against prior years' net income. The Company may carry back operating losses against net income two years and carryforward such losses 15 years.

     For the years ended December 31, 1998, 1997 and 1996, the Company's income tax (benefit) provision was allocated as follows:

                                      1998          1997                1996

Investment operations           $(234,188)    $  (933,103)       $  (680,834)
Realized loss on investments            0      (1,119,825)        (1,327,401)
Increase in unrealized
 appreciation on investments      592,986         521,900          1,597,748
Total income tax (benefit)      ----------    ------------       ------------
 provision                      $ 358,798     $(1,531,028)       $  (410,487)
                                ==========    ============       ============

The above tax (benefit) provision consists of the following:

Current -- Federal              $  95,430     $         0        $(2,047,304)
Deferred -- Federal               263,368      (1,531,028)         1,636,817
Total income tax (benefit)      ---------     ------------       ------------
 provision                      $ 358,798     $(1,531,028)       $  (410,487)
                                =========     ============       ============

         The Company's net deferred tax liability at December 31, 1998 and 1997 consists of the following:

                                                     1998            1997

Unrealized appreciation on investments         $ 3,410,885    $ 2,817,898
Net operating and capital loss carryforward     (2,479,821)    (1,856,989)
Medical retirement benefits                          - -          (81,345)
Other                                                - -         (211,867)
                                               ------------   ------------
Net deferred income tax liability              $   931,064    $   667,697
                                               ============   ============

         On September 25, 1997, the Company's Board of Directors approved a proposal to seek qualification as a RIC under Sub-Chapter M of the Code. As a RIC, the Company annually must distribute at least 90 percent of its investment company taxable income as a dividend and may either distribute or retain its taxable net capital gains from investments. To initially qualify as a RIC, among other requirements, the Company had to pay a dividend to shareholders equal to the Company's cumulative realized earnings and profits
("E&P").   On April 9, 1998, the Company declared a one-time cash dividend of $0.75 per share to meet this requirement (for a total of $8,019,728).
The cash dividend was paid on May 12, 1998. Continued qualification as a RIC requires the Company to satisfy certain portfolio diversification requirements in future years. The Company's ability to satisfy those requirements may not be controllable by the Company. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Recent Developments - Sub-Chapter M Status.")

         The Company incurred net ordinary and capital losses for a total of approximately $7.1 million (which results in a tax credit of approximately
$2.5 million) during its C Corporation taxable years that remain available for use and may be carried forward to its 1999 and subsequent taxable years. Ordinarily, a corporation that elects to qualify as a RIC may not use its loss carryforwards from C Corporation taxable years to offset RIC investment company taxable income or net capital gains. In addition, a corporation that elects to qualify as a RIC continues to be taxable as a C Corporation on any gains realized within 10 years of its qualification as a RIC from sales of assets that were held by the corporation on the effective date of the election ("C Corporation Assets") to the extent of any gain built into the assets on such date ("Built-In Gain"). On February 17, 1999, the Company received a ruling from the IRS concluding that the Company can carry forward its C Corporation losses to offset any Built-In Gains resulting from sales of its C Corporation Assets. That ruling may enable the Company to retain some or all of the proceeds from such sales without disqualifying itself as a RIC or incurring corporate level income tax, depending on whether the Company's sale of C Corporation Assets with Built-
In Gains will generate C Corporation E&P. In general, a RIC is not permitted to have, as of the close of any RIC taxable year, E&P accumulated during any C Corporation taxable year. However, because the realization of Built-In Gains will occur while the Company is a RIC, a strong argument exists that, under current law and IRS pronouncements, the sale of C Corporation Assets with Built-In Gains during RIC taxable years will not generate C Corporation E&P. The Company intends to use the $7.1 million loss carryforward (which results in a tax credit of approximately $2.5 million) to reduce its taxes which are due to Built-In Gains. The December 31, 1998 NAV includes the utilization of ordinary and capital loss carryforwards of approximately $0.23 per share. The IRS recently announced an intention to issue formal guidance in 1999 concerning conversions of C Corporations to RICs. Such guidance may include resolution of the E&P issue described above and other issues relevant to the Company.

         There can be no assurance that the Company will qualify as a RIC or that, if it does qualify, it will elect RIC status.



NOTE 7.  COMMITMENTS AND CONTINGENCIES

         During 1993, the Company signed a ten-year lease with sublet provisions for office space. In 1995, this lease was amended to include
additional office space.   Rent expense under this lease for the year ended
December 31, 1998, was $159,515. Future minimum lease payments in each of the following years are: 1999 -- $176,030; 2000 -- $178,561; 2001 --
$178,561; 2002 -- $178,561; 2003 -- $101,946.

         In December 1993, the Company and MIT announced the establishment by the Company of the Harris & Harris Group Senior Professorship at MIT. Prior to the arrangement for the establishment of this Professorship, the Company had made gifts of stock in start-up companies to MIT. These gifts, together with the contribution of $700,000 in cash in 1993, which was expensed by the Company in 1993, were used to establish this named chair. During 1993, 1994 and 1995, the Company contributed to MIT securities which were applied to the MIT Pledge at their market value at the time the shares became publicly traded or otherwise monetized in a commercial transaction and were free from restriction as to sale by MIT. On December 31, 1998, the Company finalized the establishment of the Harris & Harris Group Senior Professorship by making the final payment of $728,862 due on the pledge.

         In June 1997, the Company agreed to provide one of its investee companies with a $450,000 revolving line of credit, of which $50,000 had been used through December 31, 1997. During 1998, through September 30, 1998, the investee company borrowed an additional $250,000 which was repaid in the fourth quarter of 1998.

         In December 1997, the Company signed a Demand Promissory Note for a $4,000,000 line of credit with J.P. Morgan collateralized by the Company's U.S. Treasury obligations. In March 1998, the line of credit was increased to $6,000,000. As of December 31, 1997, the Company had borrowed $4,000,000 against the line of credit. From December 31, 1997 to January 2, 1998, the rate on the line of credit was prime (8.5 percent). From January 2, 1998 to April 2, 1998, the interest rate on the line of credit was LIBOR plus 1.5 percent (7.3125 percent). In March 1998, the Company paid down $2,500,000;
in April 1998, the Company paid the remaining balance and did not draw against the line for the remainder of the year.


NOTE 8.  SUBSEQUENT EVENTS

         On February 22, 1999, NBX Corporation announced that it had agreed to be acquired by 3Com Corporation for approximately $90 million in cash plus additional consideration for employees of NBX. This transaction was effective on March 5, 1999 and closed on March 8, 1999. On closing, the Company received a total of $12,432,940 in cash, of which $1,475,276 was placed in a one-year escrow.

         On February 23, 1999, the Board of Directors of the Company declared a cash dividend of $0.35 per share (approximately $3.7 million) to shareholders of record on March 19, 1999, payable on March 25, 1999.

         On March 18, 1999, the Company invested $1,000,000 in the equity of a privately held medical device company with a patented product addressing a very large potential market. At this writing, the Company is still under non-disclosure with respect to the identity of this company. But this investment is the Company's first private equity commitment of part of the proceeds from the capital gains generated by the sale of NBX.

                        SELECTED PER SHARE DATA AND RATIOS


Per share operating performance:

                    Year Ended  Year Ended   Year Ended  Year Ended Year Ended
                       December   December     December    December   December
                       31, 1998   31, 1997     31, 1996    31, 1995   31, 1994

Net asset value,
beginning of period $      3.15 $     3.44 $       3.54  $     3.43  $    3.66

  Net operating
   loss                   (0.26)     (0.14)       (0.12)      (0.11)     (0.25)
  Net realized
   (loss) gain on
   investments            (0.16)     (0.19)       (0.24)       0.14       0.01
  Net increase
   (decrease) in
   unrealized
   appreciation
   as a result of
   sales                   0.11      (0.17)        0.16       (0.01)     (0.11)
  Net increase in
   unrealized
   appreciation on
   investments held        0.05       0.26         0.13        0.03       0.01
  Net decrease as
   a result of
   dividend               (0.75)       --          --           --         --
  Net (decrease)
   increase from
   capital stock
   transactions           (0.01)      (0.05)      (0.03)       0.06       0.11
                    ----------- ------------ ---------- -----------  ---------
Net asset value,
end of period       $      2.13 $      3.15  $     3.44  $     3.54  $    3.43
                    =========== ===========  ==========  ==========  =========
Market value per
share, end of
period*             $      1.50 $      3.50  $     3.75  $    7.875  $   6.375

Deferred income
tax per share       $      0.09 $      0.06  $     0.21  $    0.050  $   0.030

Ratio of expenses
to average net
assets                     10.9%        9.1%        8.1%        8.3%      13.6%

Ratio of net
operating loss to
average net assets       (10.4)%      (4.5)%      (3.5)%      (3.2)%     (7.1)%

Investment return
based on:
Stock price              (45.5)%      (6.7)%     (52.4)%       23.5%    (22.7)%
Net asset value          (11.3)%      (8.4)%      (2.8)%        3.2%     (6.3)%

Portfolio turnover        19.71%       77.2%       51.3%       51.2%     136.4%

Net assets, end of
period              $22,556,709 $33,654,934 $35,932,603 $36,561,909 $31,310,802


Number of shares
outstanding          10,591,232  10,692,971  10,442,682  10,333,902   9,136,747


*The market value as of December 31, 1998 reflects the decline in market price as a result of the $0.75 dividend paid on May 12, 1998.

       The accompanying notes are an integral part of this schedule.

Item 9.  Disagreements on Accounting and Financial Disclosure

     None.


                                     PART III

Item 10. Directors and Executive Officers of the Company

     The information set forth under the captions "Election of Directors" on page 2, "Executive Officers" on page 8 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 13 in the Company's Proxy Statement for Annual Meeting of Shareholders to be held April 28, 1999, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 on or about March 24, 1999 (the "1999 Proxy Statement") is herein incorporated by reference.


Item 11. Executive Compensation

      The information set forth under the captions "Summary Compensation Table" on pages 9 and 10 and "Compensation of Directors" on page 12 in the 1999 Proxy Statement is herein incorporated by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information set forth under the caption "Security Ownership of Directors and Executive Officers and other principal holders of the Company's voting securities" on page 7 in the 1999 Proxy Statement is herein incorporated by reference.


Item 13. Certain Relationships and Related Transactions

      There were no relationships or transactions within the meaning of this item during the year ended December 31, 1998.

                                 PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)     The following documents are filed as a part of this report:

        (1) The following Financial Statements of the Company are set forth under Item 8:

            Statements of Assets and Liabilities as of December 31, 1998 and
            1997
            Statements of Operations for the years ended December 31, 1998, 1997 and 1996
            Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996
            Statements of Changes in Net Assets for the years ended
            December 31, 1998, 1997 and 1996
            Schedule of Investments as of December 31, 1998
            Footnote to Schedule of Investments
            Notes to Financial Statements
            Selected Per Share Data and Ratios for the years ended December 31, 1998, 1997, 1996, 1995 and 1994

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

         3.1(b) Restated By-laws of the Company, incorporated by reference to
                Exhibit 3.1(b) to the Company's Form 10-K for the year ended December 31, 1995 and the Company's Form 10-Q for the quarter ended September 30, 1998.

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

        10.1 Amended and Restated Employment Agreement between Harris & Harris Group, Inc. and Charles E. Harris dated January 1, 1998.

        10.5 Severance Compensation Agreement by and between the Company and Charles E. Harris dated August 15, 1990, incorporated by reference to exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

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

        10.17 Harris & Harris Group, Inc. Employee Profit Sharing Plan, incorporated by reference as Exhibit (c) to the Company's Form 8-K filed June 15, 1998.

        11.0*   Computation of Per Share Earnings is set forth under Item 8.

        23*     Consent of Arthur Andersen LLP.

        27.0*   Financial Data Schedule.


(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the last quarter of 1998.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HARRIS & HARRIS GROUP, INC.


Date: March 19, 1999                        By:/s/
                                               ------------------------
                                               Charles E. Harris
                                               Chairman of the Board

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures                  Title                          Date


/s/                         Chairman of the Board,         March 19, 1999
-----------------------     Chief Compliance Officer and
Charles E. Harris           Chief Executive Officer

/s/                         President, Chief Operating     March 19, 1999
-----------------------     Officer and Chief Financial
Mel P. Melsheimer           Officer


/s/                         Vice President, Controller,    March 19, 1999
-----------------------     Treasurer and Principal
Rachel M. Pernia            Accounting Officer

/s/                         Director                       March 20, 1999
-----------------------
C. Wayne Bardin


/s/                         Director                       March 18, 1999
-----------------------
Phillip A. Bauman


/s/                         Director                       March 18, 1999
-----------------------
G. Morgan Browne


/s/                         Director                       March 19, 1999
-----------------------
Harry E. Ekblom


/s/                         Director                       March 19, 1999
-----------------------
Dugald A. Fletcher


/s/                         Director                       March 18, 1999
-----------------------
Glenn E. Mayer


/s/                         Director                       March 19, 1999
-----------------------
William R. Polk


/s/                         Director                       March 18, 1999
-----------------------
James E. Roberts

EXHIBIT INDEX

    The following exhibits are filed with this report in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit No.   Description



11.0  Computation of Per Share Earnings is set forth under Item 8.

23    Consent of Arthur Andersen LLP.

27.0  Financial Data Schedule.

