Form 10-Q
period 1999-03-31
HARRIS & HARRIS GROUP INC /NY/
filed 1999-05-14
CIK 893739

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D. C.  20549

                                        Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

           For quarterly period ended March 31, 1999

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

           For the transition period from _______________ to _______________

                            Commission File Number: 0-11576

                               HARRIS & HARRIS GROUP, INC.
-----------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

             New York                                 13-3119827
-----------------------------------      ------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

One Rockefeller Plaza, Rockefeller Center, New York, New York         10020
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

                 Yes            [ X ]                  No [    ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding at May 6, 1999
---------------------------------------      --------------------------
Common Stock, $0.01 par value per share           10,321,400 shares

                           Harris & Harris Group, Inc.
                           Form 10-Q, March 31, 1999

                                TABLE OF CONTENTS

                                                                   Page Number
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial  Statements . . . . . . . . . . .         1

Consolidated Statements of Assets and Liabilities. . . . . . . .         3

Consolidated Statements of Operations. . . . . . . . . . . . . .         4

Consolidated Statements of Cash Flows. . . . . . . . . . . . . .         5

Consolidated Statements of Changes in Net Assets . . . . . . . .         6

Consolidated Schedule of Investments . . . . . . . . . . . . . .         7

Notes to Consolidated Financial Statements . . . . . . . . . . .        15

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition. . . . . . . . . . . . . . . . . . . . . . .        22

Results of Operations. . . . . . . . . . . . . . . . . . . . . .        24

Liquidity and Capital Resources. . . . . . . . . . . . . . . . .        25

Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . . .        29

Item 3.  Quantitative and Qualitative Disclosures About
Market Risk. . . . . . . . . . . . . . . . . . . . . . . . . . .        31

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . .        33
Item 2.  Changes in Securities . . . . . . . . . . . . . . . . .        33
Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . .        33
Item 4.  Submission of Matters to a Vote of Security Holders . .        33
Item 5.  Other Information . . . . . . . . . . . . . . . . . . .        33
Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . .        33

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . .        34
Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . .        35

                           Harris & Harris Group, Inc.
                            Form 10-Q, March 31, 1999


PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

      The information furnished in the accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented.

      On June 30, 1994, the Company's shareholders approved a proposal to allow the Company to make an election to become a Business Development Company ("BDC") under the Investment Company Act of 1940, as amended. The Company made such election on July 26, 1995. Certain information and disclosures normally included in the financial statements in accordance with Generally Accepted Accounting Principles have been condensed or omitted as permitted by Regulation S-X and Regulation S-K. It is suggested that the accompanying financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998 contained in the Company's 1998 Annual Report.

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

      Pursuant to the Company's receipt of the section 851(e) certification and its intention to qualify as a RIC, the Company's Board of Directors declared and paid a one-time cash dividend of $0.75 per share, for a total of $8,019,728, to meet one of the Company's requirements for qualification for Sub-Chapter M tax treatment. On February 17, 1999, the Company received rulings from the Internal Revenue Service (the "IRS") regarding other issues relevant to the Company's tax status as a RIC. (See "Note 6 of Notes to Consolidated Financial Statements" contained in "Item 1. Consolidated Financial Statements" & "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Sub-Chapter M Status".)

      The qualification of the Company as a RIC under Sub-Chapter M of the Code depends on it satisfying certain technical requirements regarding its income, investment portfolio, and distributions. The Company was unable to satisfy these requirements for the 1998 tax year owing to the nature of the Company's ownership interest in one of its investee companies, and therefore it did not elect Sub-Chapter M status for 1998. In addition, because the Company realized taxable losses in 1998, it was not strategically advantageous for the Company to elect Sub-Chapter M tax status for 1998.

     As of December 31, 1998, the Company had a net operating and capital loss carryforward of $7.1 million. The Company intends to use the $7.1 million tax loss carryforward to offset the long-term capital gain realized when the Company sold its interest in NBX Corporation. The Company anticipates realizing a tax benefit of approximately $2.5 million as a result of such offset.

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

              CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                  ASSETS
                                          March 31, 1999    December 31, 1998
                                            (Unaudited)         (Audited)
Investments, at value (See accompanying
   schedule of investments and notes). . .$   24,438,036    $      24,532,191
Cash and cash equivalents. . . . . . . . .        70,808              164,143
Funds in escrow (Note 7) . . . . . . . . .     1,327,748                    0
Receivable from broker . . . . . . . . . .             0              380,707
Interest receivable. . . . . . . . . . . .           512                  666
Note receivable. . . . . . . . . . . . . .        32,663               32,663
Prepaid expenses . . . . . . . . . . . . .       119,451               90,649
Other assets . . . . . . . . . . . . . . .       144,853              157,840
                                          --------------    -----------------
Total assets . . . . . . . . . . . . . . .$   26,134,071    $      25,358,859
                                          ==============    =================
                            LIABILITIES & NET ASSETS

Accounts payable and accrued liabilities .$      399,691    $         505,118
Payable to broker. . . . . . . . . . . . .        77,085                    0
Accrued profit sharing (Note 3). . . . . .     2,224,900            1,323,559
Deferred rent. . . . . . . . . . . . . . .        40,096               42,409
Deferred income tax liability (Note 6) . .     1,705,509              931,064
                                          --------------    -----------------
Total liabilities. . . . . . . . . . . . .     4,447,281            2,802,150
Commitments and contingencies (Note 7)    --------------    -----------------

Net assets . . . . . . . . . . . . . . . .$   21,686,790    $      22,556,709
                                          ==============    =================
Net assets are comprised of:
Preferred stock, $0.10 par value,
   2,000,000 shares authorized;
   none issued . . . . . . . . . . . . . .$            0    $               0
Common stock, $0.01 par value, 25,000,000
   shares authorized; 10,692,971 issued
   at 3/31/99 and 12/31/98 . . . . . . . .       106,930              106,930
Additional paid in capital . . . . . . . .    16,158,400           16,158,381
Accumulated net realized income (deficit).     2,805,185             (525,177)
Accumulated unrealized appreciation of
   investments, net of deferred tax
   liability of $1,705,509 at 3/31/99
   and $3,410,884 at 12/31/98. . . . . . .     3,257,549            6,996,664
Treasury stock  at cost, 339,446 shares at
   3/31/99 and 101,739 shares at 12/31/98.      (641,274)            (180,089)
                                          ---------------   ------------------
Net assets . . . . . . . . . . . . . . . .$   21,686,790    $      22,556,709
                                          ===============   ==================
Total net assets and liabilities . . . . .$   26,134,071    $      25,358,859
                                          ===============   ==================
Shares outstanding . . . . . . . . . . . .    10,353,525           10,591,232
                                          ===============   ==================
Net asset value per outstanding share. . .$         2.09    $            2.13
                                          ===============   ==================


        The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                  Three Months Ended    Three Months Ended
                                       March 31, 1999        March 31, 1998
Investment income:
 Interest from:
    Fixed-income securities. . . .    $       45,209        $      192,291
    Affiliated companies . . . . .               628                10,932
  Other income . . . . . . . . . .                 0                 7,348
                                      --------------        --------------
    Total investment income. . . .            45,837               210,571

Expenses:
  Salaries and benefits. . . . . .           207,078               236,611
  Profit sharing accrual
    (reversal) (Note 3). . . . . .           901,341              (198,763)
  Administration and operations. .            72,725                88,204
  Professional fees. . . . . . . .            61,017                89,026
  Rent . . . . . . . . . . . . . .            41,378                38,808
  Directors' fees and expenses . .            36,414                28,742
  Depreciation . . . . . . . . . .            12,500                12,500
  Custodian fees . . . . . . . . .             1,732                 2,907
  Interest expense (Note 7). . . .                 0                73,415
                                      --------------        --------------
    Total expenses . . . . . . . .         1,334,185               371,450
                                      --------------        --------------
  Operating loss before income
     taxes . . . . . . . . . . . .        (1,288,348)             (160,879)
  Income tax provision (Note 6). .                 0              (365,712)
                                      --------------        --------------
Net operating loss . . . . . . . .        (1,288,348)             (526,591)

Net realized gain on investments:
  Realized gain on sale of
      investments. . . . . . . . .        10,745,548                78,661
                                      --------------         -------------
    Total realized gain. . . . . .        10,745,548                78,661
  Income tax provision (Note 6). .        (2,479,821)              (27,531)
                                      --------------         -------------
  Net realized gain on
    investments. . . . . . . . . .         8,265,727                51,130
                                      --------------         -------------
Net realized income (loss) . . . .         6,977,379              (475,461)

Net (decrease) increase in unrealized
appreciation on investments:
  Decrease as a result of
    investment sales . . . . . . .        (4,784,802)              (87,898)
  Increase on investments held . .            58,727             3,825,792
  Decrease on investments held . .          (718,416)           (4,074,921)
                                      --------------         -------------
    Change in unrealized appreciation
    on investments . . . . . . . .        (5,444,491)             (337,027)
  Income tax benefit (Note 6). . .         1,705,376               808,957
                                      --------------         -------------
  Net (decrease) increase in unrealized
    appreciation on investments. .        (3,739,115)              471,930
                                      --------------         -------------
Net increase (decrease) in net assets
from operations:
  Total. . . . . . . . . . . . . .    $    3,238,264        $       (3,531)
                                      ==============        ==============
  Per outstanding share. . . . . . .  $         0.31        $        (0.00)
                                      ==============        ==============

           The accompanying notes are an integral part of these consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                Three Months Ended      Three Months Ended
                                    March 31, 1999          March 31, 1998
Cash flows from operating activities:
Net increase (decrease) in
 net assets resulting from
 operations. . . . . . . . . . .    $    3,238,264          $       (3,531)
Adjustments to reconcile net
increase (decrease) in net assets
from operations to net cash used
in operating activities:
 Net realized and unrealized
   (gain) loss on investments. .        (5,301,057)                258,366
 Deferred income taxes . . . . .           774,445                (415,714)
 Depreciation. . . . . . . . . .            12,500                  12,500

Changes in assets and liabilities:
 Receivable from brokers . . . .           380,707                       0
 Interest receivable . . . . . .               154                       0
 Prepaid expenses. . . . . . . .           (28,802)                (27,227)
 Funds in escrow (Note 7). . . .        (1,327,748)                      0
 Other assets. . . . . . . . . .               485                 156,067
 Accounts payable and accrued
  liabilities. . . . . . . . . .          (105,427)                (16,956)
 Payable to brokers. . . . . . .            77,085                       0
 Accrued profit sharing (Note 3)           901,341                (198,763)
 Deferred rent . . . . . . . . .            (2,313)                 (2,313)
 Collection on notes receivable.            10,000                       0
                                      ------------          --------------
 Net cash used in operating
   activities. . . . . . . . . .        (1,370,366)               (237,571)

Cash flows from investing activities:
 Net purchase (sale) of short-term
   investments and marketable
   securities. . . . . . . . . .        (5,889,416)              2,877,319
 Proceeds from sale of private
   placement investment. . . . .        12,274,631                       0
 Investment in private placements
   and loans . . . . . . . . . .        (1,000,001)               (121,802)
                                      -------------             -----------
 Net cash provided by
   investing activities  . . . .         5,385,214               2,755,517

Cash flows from financing activities:
 Payment of dividend . . . . . .        (3,647,017)                      0
 Payment of note payable (Note 7)                0              (2,500,000)
 Proceeds from sale of stock . .            16,178                       0
 Purchase of stock (Note 4). . .          (477,344)                      0
                                        -----------             -----------
 Net cash used in
   financing activities  . . . .        (4,108,183)             (2,500,000)

Net (decrease) increase
   in cash and cash equivalents:
 Cash and cash equivalents
   at beginning of the period . .          164,143                 145,588
 Cash and cash equivalents
   at end of the period . . . . .           70,808                 163,534
                                    --------------             -----------
 Net (decrease) increase in
   cash and cash equivalents. . .   $      (93,335)            $    17,946
                                    ==============             ===========
Supplemental disclosures of
   cash flow information:
 Income taxes paid  . . . . . . .   $          797             $       300
 Interest paid  . . . . . . . . .   $            0             $    44,180

            The accompanying notes are an integral part of these
                   consolidated financial statements.

               CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                      (Unaudited)

                                      Three Months Ended  Three Months Ended
                                          March 31, 1999      March 31, 1998

Changes in net assets from operations:

   Net operating loss. . . . . . . .    $    (1,288,348)    $     (526,591)
   Net realized gain on investments.          8,265,727             51,130
   Net decrease in unrealized
     appreciation on investments
     as a result of sales. . . . . .         (3,079,426)           (87,898)
   Net (decrease) increase
     in unrealized appreciation
     on investments held . . . . . .           (659,689)           559,828
                                        ----------------    --------------
   Net increase (decrease) in net assets
     resulting from operations . . .          3,238,264            (3,531)

Changes in net assets from capital
   stock transactions:

   Payment of dividend . . . . . . .         (3,647,017)                0
   Purchase of treasury stock. . . .           (477,344)                0
   Proceeds from sale of stock . . .             16,178                 0
                                         ---------------     -------------
   Net (decrease) increase in net assets
     resulting from capital stock
     transactions. . . . . . . . . .         (4,108,183)                 0
                                         ---------------     --------------
Net decrease in net assets . . . . .           (869,919)            (3,531)

Net assets:

   Beginning of the period . . . . .         22,556,709         33,654,934
                                         ---------------   ----------------
   End of the period . . . . . . . .     $   21,686,790    $    33,651,403
                                         ===============   ================

        The accompanying notes are an integral part of these
                  consolidated financial statements.
                                         6

           CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 1999
                              (Unaudited)

                                       Method of         Shares/
                                       Valuation (3)    Principal      Value
                                       -------------    ---------      -----
 Investments in Unaffiliated Companies
   (10)(11)(12) -- 30.5% of total investments

 Publicly Traded Portfolio (Common stock
   unless noted otherwise) -- 20.8% of total investments

 ATG, Inc. (1)(4) --
  Radioactive and hazardous
    waste management services . . . .     (C)            20,000   $  128,750

 3Com Corporation (1)(4) --
  Computer network
    technology related. . . . . . . .     (C)            80,000    1,865,000

 Fuisz Corporation (1)(4) --
  Biotechnology and drug related  . .     (C)            35,000      229,688

 Monsanto Corporation (1)(4) --
  Life sciences and drug related  . .     (C)            10,000      459,375

 Nanophase Technologies Corporation (1)(6) --
  Manufactures and markets
    inorganic crystals of nanometric
    dimensions -- 4.59% of
    fully diluted equity  . . . . . .     (C)           672,916    1,093,354

 Network Event Theatre (1)(4) --
  Internet and other services
    to colleges . . . . . . . . . . .     (C)            10,000      126,250

 Somnus Medical Technology, Inc. (1) --
  Biotechnology and
    healthcare related. . . . . . . .     (C)           130,000      341,250

 Sterling Commerce (1)(4) --
  Software technology for
    business-to-business e-commerce .     (C)            25,000      768,750

 Voice Control Systems, Inc. (1)(2) --
  Supplier of speech recognition and
   related speech input technology. .     (C)            22,964       73,198
                                                                  ----------
Total Publicly Traded Portfolio (cost: $5,664,623) . . . . . .    $5,085,615
                                                                  ----------

  The accompanying notes are an integral part of this consolidated schedule.
                                         7

               CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 1999
                                    (Unaudited)

                                         Method of       Shares/
                                         Valuation (3)   Principal   Value
                                         -------------   ---------   -----
Private Placement Portfolio (Illiquid)
 (10)(11)(12) -- 9.7% of total investments

 Exponential Business Development Company (1)(2)(5) --
   Venture capital partnership focused
   on early stage companies
   Limited partnership interest . . . . . . (A)             --    $  25,000

 Kriton Medical, Inc. (1)(2)(4) -- Research
   and development of medical devices
   Series B Convertible Preferred Stock . . (A)             --    1,000,001

 MedLogic Global Corporation (1)(2) --
   Medical cyanoacrylate adhesive --
   0.37% of fully diluted equity
   Series B Convertible Preferred Stock . . (B)          54,287
   Common Stock . . . . . . . . . . . . . . (B)          25,798    565,977

 SciQuest.com, Inc. (1)(2)(8) -- Internet
   e-commerce source for scientific products --
   3.48% of fully diluted equity
   Series C Convertible Preferred Stock . . (A)         277,163
   Warrants at $2.7962 expiring 6/30/07 . . (A)          26,822    775,000
                                                               -----------
Total Private Placement Portfolio (cost: $2,833,776) . . . . . $ 2,365,978
                                                               -----------
Total Investments in
  Unaffiliated Companies (cost: $8,498,399)  . . . . . . . . . $ 7,451,593
                                                               -----------

 The accompanying notes are an integral part of this consolidated schedule.
                                   8

           CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 1999
                               (Unaudited)

                                   Method of      Shares/
                                   Valuation (3)  Principal      Value
                                   -------------  ---------      -----
Private Placement Portfolio in
  Non-Controlled Affiliates (10)(12) (Illiquid)
   -- 48.2% of total investments

Genomica Corporation (1)(2)(5)(6)(7) --
  Develops software that enables the
  study of complex genetic diseases --
  5.01% of fully diluted equity
  Common Stock . . . . . . . . . . . . . . (B)     199,800
  Series A Voting
  Convertible Preferred Stock. . . . . . . (B)   1,660,200     $ 1,209,730

InSite Marketing Technology, Inc. (1)(2)(5)(6) --
  Integrates marketing science
  and sales strategy into e-commerce
  -- 6.97% of fully diluted equity
  Common Stock . . . . . . . . . . . . . . (A)   1,351,351         500,000

NeuroMetrix, Inc. (1)(2)(6) --
  Medical devices for monitoring
  neuromuscular disorders --
  16.41% of fully diluted equity
  Series A Convertible Preferred Stock . . (B)     175,000
  Series B Convertible Preferred Stock . . (B)     125,000
  Series C-2 Convertible Preferred Stock . (B)     229,620       5,958,225

PHZ Capital Partners Limited Partnership (2)(9)
  -- Organizes and manages investment
  partnerships -- 20.0% of fully diluted equity
  Limited partnership interest  . . . . . (D)         --         1,857,353

Questech Corporation (1)(2)(6) --
  Manufactures and markets proprietary
  decorative tiles and signs -- 12.40% of
  fully diluted equity
  Common Stock . . . . . . . . . . . . . (D)       565,792       2,263,168
  Warrants at $4.00 expiring 11/28/01  . (A)       166,667             167
                                                              ------------
Total Private Placement Portfolio
  in Non-Controlled Affiliates (cost: $5,778,406).  . . . .    $11,788,643
                                                              ------------
U.S. Government Obligations -- 21.3% of total investments

 U.S. Treasury Bill dated 10/22/98 due date
   4/22/99 -- 4.5% yield  . . . . . . . .(K)  $   250,000    $    249,298
 U.S. Treasury Bill dated 11/12/98 due date
   5/13/99 -- 4.5% yield  . . . . . . . .(K)  $ 4,400,000       4,376,988
 U.S. Treasury Bill dated 11/19/98 due date
   5/20/99 -- 4.5% yield  . . . . . . . .(K)  $   575,000         571,514
                                                             ------------
Total Investments in
  U.S. Government Obligations (cost: $5,198,174). . . . .    $  5,197,800
                                                             ------------
Total Investments -- 100% (cost: $19,474,979)  . . . . . .   $ 24,438,036
                                                             ============

 The accompanying notes are an integral part of this consolidated schedule.
                                  9


                CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 1999
                                 (Unaudited)


 Notes to Consolidated Schedule of Investments

 (1) Represents a non-income producing security. Equity investments that have not paid dividends within the last twelve months are considered to be non-income producing.
 (2) Legal restrictions on sale of investment.
 (3) See Footnote to Schedule of Investments for a description of the
     Method of Valuation A to L.
 (4) These investments were made during 1999. Accordingly, the amounts shown on the schedule represent the gross additions in 1999.
 (5) No changes in valuation occurred in these investments during the three months ended March 31, 1999.
 (6) These investments are development stage companies. A development stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either has not yet commenced its planned principal operations or has commenced such operations but has not realized significant revenue from them.
 (7) Genomica Corporation was cofounded by the Company, Cold Spring Harbor Laboratory ("CSHL") and Falcon Technology Partners, LP. Mr. G. Morgan Browne serves on the Board of Directors of the Company and is Administrative Director of CSHL. In late 1998, Mr. Charles E. Harris, Chairman and C.E.O. of Harris & Harris Group became a trustee of CSHL.
 (8) SciQuest.com, Inc. acquired BioSupplyNet, Inc.
 (9) Harris Partners I L.P. owns a 20% limited partnership interest in
     PHZ Capital Partners L.P. The partners of Harris Partners I L.P.
     are Harris & Harris Enterprises, Inc. (sole general partner) and
     Harris & Harris Group, Inc. (sole limited partner). Harris & Harris Enterprises, Inc. is a 100% owned subsidiary of Harris & Harris
     Group, Inc.
 (10)Investments in unaffiliated companies consist of investments in which Harris & Harris Group,Inc. (the "Company") owns less than
     5 percent of the investee company. Investments in non-controlled affiliated companies consist of investments where the Company owns more than 5 percent but less than 25 percent of the investee company. Investments in controlled affiliated companies consist of investments where the Company owns more than 25 percent of the investee company.
 (11)The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $8,498,399. The gross unrealized appreciation based on the tax cost for these securities is $55,897.
     The gross unrealized depreciation based on the tax cost for these securities is $1,102,703.
 (12)The percentage ownership of each investee company disclosed in the Schedule of Investments expresses the potential common equity
     interest in each such investee.  The   calculated percentage represents
     the amount of the issuer's common stock the Company owns or can acquire as a percentage of the issuer's total outstanding common stock plus common shares reserved for issued and outstanding warrants, convertible securities and stock options.

The accompanying notes are an integral part of this consolidated schedule.
                                       10

               FOOTNOTE TO CONSOLIDATED SCHEDULE OF INVESTMENTS


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

                                   11

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

   D.  Analytical Method:  The analytical method is generally used to value an investment position when there is no established public or private market in the company's securities or when the factual information available to the Company dictates that an investment should no longer be valued under either the cost or private market method. This valuation method is inherently imprecise and ultimately the result of reconciling the judgments of the Company's Investment and Valuation Committee members, based on the data available to them. The resulting valuation, although stated as a precise number, is necessarily within a range of values that vary depending upon the significance attributed to the various factors being considered. Some of the factors considered may include the financial condition and operating results of the company, the long-term potential of the business of the company, the values of similar securities issued by
                                      12

companies in similar businesses, the proportion of the company's securities owned by the Company and the nature of any rights to require the company to register restricted securities under applicable securities laws.

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

  Securities for which market quotations are not readily available are carried at fair value using one or more of the following basic methods of valuation:

  I. Fixed-Income Securities are valued by independent pricing services that provide market quotations based primarily on quotations from dealers and brokers, market transactions, and other sources.
                                    13

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

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


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

     Harris & Harris Enterprises, Inc. is a 100 percent owned subsidiary of the Company. Harris Partners I L.P. is a limited partnership. The partners of Harris Partners I L.P. are Harris & Harris Enterprises, Inc. (sole general partner) and Harris & Harris Group, Inc. (sole limited partner).

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

     On September 25, 1997, the Company's Board of Directors approved a proposal to seek qualification as a Regulated Investment Company ("RIC") under Sub-Chapter M of the Internal Revenue Code. As a RIC, the Company must, among other things, distribute at least 90 percent of its taxable net income and may either distribute or retain its taxable net realized capital gains on investments. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Sub-Chapter M Tax Status.") There can be no assurance that the Company will qualify as a RIC or that if it does qualify, it will continue to qualify. In addition, even if the Company were to qualify as a RIC, and elected Sub-Chapter M treatment for that year, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a C Corporation, rather than a RIC.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements:

     Principles of Consolidation. The consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for investment companies. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Securities Transactions. Securities transactions are accounted for on the date the securities are purchased or sold (trade date); dividend income is recorded on the ex-dividend date; and interest income is accrued as earned. Realized gains and losses on investment transactions are determined on the first-in, first-out basis or specific identification basis for financial reporting and tax reporting.

     Income Taxes. Prior to January 1, 1998, the Company recorded income taxes using the liability method in accordance with the provision of Statement of Financial Accounting Standards No. 109. Accordingly, deferred tax liabilities had been established to reflect temporary differences between the recognition of income and expenses for financial reporting and tax purposes, the most significant difference of which related to the Company's unrealized appreciation on investments.

     The March 31, 1999 financial statements include a provision for deferred taxes on the net unrealized gains as of December 31, 1998. (See Note 6. Income Taxes.)

     Reclassifications. Certain reclassifications have been made to the March 31, 1998 financial statements to conform to the March 31, 1999 presentation.

     Estimates by Management. The preparation of the consolidated financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 1999 and December 31, 1998, and the reported amounts of revenues and expenses for the three months ended March 31, 1999 and 1998. Actual results could differ from these estimates.


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

     As of January 1, 1998, the Company implemented the Harris & Harris Group, Inc. Employee Profit Sharing Plan (the "Plan") that provides for profit sharing equal to 20 percent of the net realized income of the Company as reflected on the statement of operations of the Company for such year, less the nonqualifying gain, if any. Under the Plan, net realized income of the Company includes investment income, realized gains and losses, and operating expenses (including taxes paid or payable by the Company), but it will be calculated without regard to dividends paid or distributions made to shareholders, payments under the Plan, unrealized gains and losses, and loss carry-overs from other years ("Qualifying Income"). The portion of net after-tax realized gains attributable to asset values as of September 30, 1997 will be considered nonqualifying gain, which will reduce Qualifying Income.

     As soon as practicable following the year-end audit, the Board of Directors will determine whether, and if so how much, Qualifying Income exists for a plan year, and 90 percent of the Qualifying Income will be paid out to Plan participants pursuant to the distribution percentages set forth in the Plan. The remaining 10 percent will be paid out after the Company has filed its federal tax return for that year in which Qualifying Income exists. The distribution amounts for each officer and employee is as follows: Charles E. Harris, 13.790%;
Mel P. Melsheimer, 4.233%; Rachel M. Pernia, 1.524%; and
Jacqueline M. Matthews, 0.453%. If a participant leaves the Company for other than cause, the amount earned will be accrued and paid to such participant.

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

     The Company calculates the Plan accrual at each quarter end based on the realized and unrealized gains at that date, net of operating expenses for the year. Any adjustments to the Plan accrual are then reflected in the Consolidated Statements of Operations for the quarter. The Plan accrual is not paid out until the gains are realized. The Plan profit-sharing resulting from the realized gains during 1999 net of operating expenses for the year, will be paid out as soon as practicable following year end. During the first quarter of 1999, the Company accrued profit-sharing expense of $901,341, bringing the cumulative accrual under the Plan to $2,224,900 at March 31, 1999.

NOTE 4.  CAPITAL TRANSACTIONS

     In 1998, the Board of Directors approved that effective January 1, 1998, 50 percent of all Directors' fees be used to purchase Company common stock from the Company. However, effective on March 1, 1999, the directors may purchase the Company's common stock in the open market, rather than directly from the Company. During 1998 and 1999, the directors bought a total of 30,307 shares.

     On April 15, 1998, the Company announced that the Board of Directors had approved the purchase of up to 700,000 shares of Company stock in the open market. As of March 31, 1999, the Company had purchased a total of 369,753 shares for a total of $732,131 or an average of $1.98 per share. However, the treasury shares purchased were decreased by the directors' purchases of a total of 30,307 shares of Company stock.


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

     On June 30, 1994, the Company adopted a plan to provide medical and health coverage for retirees, their spouses and dependents who, at the time of their retirement, have ten years of service with the Company and have attained 50 years of age or have attained 45 years of age and have 15 years of service with the Company. On February 10, 1997, the Company amended this plan to include employees who "have seven full years of service and have attained 58 years of age." The coverage is secondary to any government provided or subsequent employer provided health insurance plans. Based upon actuarial estimates, the Company provided an original reserve of $176,520 that was charged to operations for the period ending June 30, 1994. As of March 31, 1999, the Company had a reserve of $283,305 for the plan.

                                      18
NOTE 6. INCOME TAXES

     As of December 31, 1998, the Company had not elected tax treatment available to a RIC under Sub-Chapter M of the Code. Accordingly, for federal and state income tax purposes, the Company was taxed at statutory corporate rates on its income, which enabled the Company to offset any prior years' net income against future net operating losses. The
Company intends to use the $7.1 million loss carryforward (which should result in a tax credit of approximately $2.5 million) to offset the long-term capital gain realized when the Company sold its interest in NBX Corporation.

     For the three months ended March 31, 1999 and 1998, the Company's income tax provision (benefit) was allocated as follows:

                                 Three Months Ended     Three Months Ended
                                    March 31, 1999        March 31, 1998

Investment operations                $          0          $   365,712
Realized (loss) gain on investments     2,479,821               27,531
Decrease in unrealized
  appreciation on investments          (1,705,376)            (808,957)
                                     -------------         ------------
Total income tax provision (benefit) $    774,445          $  (415,714)
                                     =============         ============
The above tax benefit consists of the following:

Current -- Federal                   $           0         $   100,000
Deferred -- Federal                        774,445            (515,714)
                                     -------------         ------------
Total income tax provision (benefit) $     774,445         $  (415,714)
                                     =============         ============

         The Company's net deferred tax liability at March 31, 1999 and December 31, 1998 consists of the following:

                                    March 31, 1999    December 31, 1998

Tax on unrealized
  appreciation on investments        $   1,705,509       $    3,410,885
Net operating loss and
  capital carryforward                           0           (2,479,821)
                                     -------------       ---------------
Net deferred
  income tax liability               $   1,705,509       $       931,064
                                     =============       ===============

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

                               19

Continued qualification as a RIC requires the Company to satisfy certain portfolio diversification requirements in future years. The Company's ability to satisfy those requirements may not be controllable by the Company. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Sub-Chapter M Status.")

     The Company incurred net ordinary and capital losses during the C Corporation taxable years, of which $7.1 million will be eligible to be carried forward to the Company's 1999 taxable year. Ordinarily, a corporation that elects to qualify as a RIC may not use its ordinary loss carryforwards from C Corporation taxable years to offset RIC investment company taxable income, although a RIC in certain cases may use ordinary and capital loss carryforwards to reduce net capital gains. In addition, a corporation that elects to qualify as a RIC and that makes an appropriate election continues to be taxable as a C Corporation on any gains realized within 10 years of its qualification as a RIC from sales of assets that were held by the corporation on the effective date of the election ("C Corporation Assets") to the extent of any gain built into the assets on such date ("Built-In Gain"). The Company intends to use its $7.1 million loss carryforward to offset the long term capital gain realized when the Company sold its interest in NBX Corporation. The Company anticipates realizing a tax benefit of approximately $2.5 million as a result of such offset.

     The IRS recently announced an intention to issue formal guidance in 1999 concerning conversions of C Corporations to RICs. Such guidance may include resolution of certain issues relevant to the conversion of the Company from a C Corporation to a RIC.

     There can be no assurance that the Company will qualify as a RIC or that, if it does qualify, it will elect RIC status.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

     During 1993, the Company signed a ten-year lease with sublet provisions for office space. In 1995, this lease was amended to include additional office space. Rent expense under this lease for the three months ended March 31, 1999 and 1998, was $41,378 and $38,808 respectively. Future minimum lease payments in each of the following years are: 2000 -- $178,561; 2001 -- $178,561; 2002 -- $178,561; 2003 -- $101,946.

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

     The Company has a total of $1,475,276 of funds in escrow as a result of the acquisition of NBX Corporation by 3Com Corporation. The funds are in a one year interest bearing escrow account for the benefit of the

                                20

Company, subject to any 3Com Corporation warranty claims associated with its acquisition of NBX Corporation. The Company set up a reserve of 10 percent for any potential claims, therefore the funds in escrow reflect $1,327,748 net of the reserve of $147,528. At this time, the Company does not anticipate any claims against the escrowed funds and expects to receive these proceeds by March 8, 2000.

NOTE 8.  SUBSEQUENT EVENTS

     On April 19, 1999, Harris Partners I L.P. received a cash distribution from its investment in PHZ Capital Partners, L.P. of $546,360. This distribution was included in unrealized appreciation as of March 31, 1999 and will be included in realized gain for the three months ended
June 30, 1999.

                               21

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company accounts for its operations under Generally Accepted Accounting Principles for investment companies. On this basis, the principal measure of its financial performance is captioned "Net increase (decrease) in net assets from operations," which is the sum of three elements. The first element is "Net operating loss," which is the difference between the Company's income from interest, dividends, and fees and its operating expenses, net of applicable income tax benefit. The second element is "Net realized gain (loss) on investments," which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, net of applicable income tax provisions (benefits). These two elements are combined in the Company's financial statements and reported as "Net realized income (loss)." The third element, "Net (decrease) increase in unrealized appreciation on investments," is the net change in the fair value of the Company's investment portfolio, net of decrease in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

     "Net realized gain (loss) on investments" and "Net (decrease) increase in unrealized appreciation on investments" are directly related. When a security is sold to realize a (loss) gain, net unrealized appreciation (increases) decreases and net realized gain (decreases) increases.

Financial Condition

     The Company's total assets and net assets were, respectively, $26,134,071 and $21,686,790 at March 31, 1999, compared with $25,358,859 and $22,556,709 at December 31, 1998.

     Among significant changes in the first quarter of 1999 were: 1) the acquisition of NBX Corporation by 3Com Corporation, which increased
Harris & Harris Group's net assets by approximately $5,868,568; 2) the payment of a cash dividend of $0.35 per share, which reduced net assets by approximately $3,647,017; 3) the addition to a deferred income tax liability, which reduced net assets by $774,445 and 4) the operating loss and decrease in value in investments held which decreased net assets by approximately $1,288,348 and $659,689, respectively. (See "Consolidated Statements of Operations" contained in "Item 1. Consolidated Financial Statements.")

     Net asset value per share ("NAV") was $2.09 at March 31, 1999 versus $2.13 at December 31, 1998. NAV was reduced by the $0.35 dividend declared and paid in the first quarter of 1999.

     The Company's shares outstanding as of March 31, 1999 were 10,353,525 versus 10,591,232 at December 31, 1998. The Company's outstanding shares were reduced as a result of its repurchase in the open market of a total of 369,753 shares as of March 31, 1999. However, the treasury shares were then decreased by purchases of Company stock by directors with
50% of their director compensation. (See "Note 4 of Notes to Consolidated Financial Statements.)
                                   22

     The Company's financial condition is dependent on the success of its investments. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth or have no history of operations. At March 31, 1999, $14,154,621 or 54 percent of the Company's total assets consisted of investments at fair value in private businesses, of which net unrealized appreciation was $5,542,439 before taxes. At December 31, 1998, $19,562,386 or 77 percent of the Company's total assets consisted of investments at fair value in private businesses, of which net unrealized appreciation was $10,250,204 before taxes. The decrease in the percentage of private investments from 77 percent at December 31, 1998 to 54 percent at March 31, 1999 is primarily owing to the acquisition of NBX Corporation by 3Com Corporation.

     A summary of the Company's investment portfolio is as follows:

                                    March 31, 1999   December 31, 1998

Investments, at cost                  $ 19,474,979        $ 14,124,643
Unrealized appreciation                  4,963,057          10,407,548
                                      ------------        ------------
Investments, at fair value            $ 24,438,036        $ 24,532,191
                                      ============        ============

The accumulated unrealized appreciation on investments net of deferred taxes is $3,257,549 at March 31, 1999, versus $6,996,664 at
December 31, 1998.

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

     The following table is a summary of the cash investments made by the Company in its private placement portfolio during the three months ended March 31, 1999:

     New Investments:              Amount

     Kriton Medical, Inc.         $ 1,000,001
                                  -----------
     Total                        $ 1,000,001
                                  ===========

                                 23

Results of Operations

Investment Income and Expenses:

    The Company realized a net operating loss of $1,288,348 and $526,591 for the three months ended March 31, 1999 and 1998 respectively. The Company's principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and provides little or no current yield in the form of dividends or interest. The Company does earn interest income from fixed-income securities, including U.S. Government Obligations. The amount of interest income earned varies based upon the average balance of the Company's fixed-income portfolio and the average yield on this portfolio.

    The Company had interest income from fixed-income securities of $45,209 and $192,291 for the three months ended March 31, 1999 and 1998, respectively. The decrease of $147,082 or 76.5 percent is the result of a decline in the balance of the Company's fixed income portfolio during the three months ended March 31, 1999 versus the three months ended March 31, 1998. The Company had borrowed funds against the JP Morgan line of credit during the three months ended March 31, 1998, which were not outstanding during the three months ended March 31, 1999.
Accordingly, the Company had interest expense of $73,415 during the three months ended March 31, 1998 and did not have any interest expense for the three months ended March 31, 1999.

    The Company had interest income from affiliated companies of $628 and $10,932 for the three months ended March 31, 1999 and 1998, respectively. The decrease of $10,304 or 94.3 percent is owing to the repayment of the majority of the outstanding loans by the investee companies during the fourth quarter of 1998.

    The Company had other income of $0 and $7,348 for the three months ended March 31, 1999 and 1998, respectively. The other income in 1998 represents rental income, the Company did not have any rental income in 1999.

    Operating expenses were $1,334,185 and $371,450 for the three months ended March 31, 1999 and 1998, respectively. The increase of $962,735 or
259.2 percent is primarily owing to the increase in the accrual for the Company's profit-sharing plan of $901,341 as a result of the realized gain on the sale of NBX Corporation. Also, the first quarter of 1998 included a profit-sharing reversal of $198,763, which reduced the total expenses for that period by $198,763. Most of the Company's operating expenses are related to employee and director compensation, office and rent expenses and consulting and professional fees (primarily legal and accounting fees).

    The profit-sharing resulting from the realized gains during 1999, net of operating expenses for the year, will be paid out as soon as practicable following the year-end audit.

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

Realized Gains and Losses on Sales of Portfolio Securities:

    During the three months ended March 31, 1999 and 1998, the Company realized gains of $10,745,548 and $78,661, respectively. During the three months ended March 31, 1999, the Company realized a gain of approximately $10,584,630 on the acquisition of NBX Corporation by 3Com Corporation. The Company also realized a gain of $160,918 on its sale of Princeton Video Image, Inc. stock.

Unrealized Appreciation and Depreciation of Portfolio Securities:

    The Board of Directors values the portfolio securities on a quarterly basis pursuant to the Company's Asset Valuation guidelines in accordance with the 1940 Act. (See "Footnote to Consolidated Schedule of Investments" contained in "Item 1. Consolidated Financial Statements".)

    Net unrealized appreciation on investments before taxes decreased by $5,444,491 or 52.3 percent during the three months ended March 31, 1999, from $10,407,548 to $4,963,057, primarily as a result of the reclassification of the NBX Corporation unrealized gain of $4,716,062 to realized and the decrease in value of publicly-held stocks that the Company acquired during the three months ended March 31, 1999.

    Net unrealized appreciation on investments before taxes decreased by $337,027 or 4.1 percent during the three months ended March 31, 1998, from $8,158,732 to $7,821,705, primarily as a result of increased valuations on NeuroMetrix, Inc.; PureSpeech, Inc.; Energy Research Corporation and Fuisz Technologies Corporation. These gains were offset primarily by decreased valuations in Nanophase Technologies Corporation, Princeton Video Image, Inc. and MedLogic Global Corporation.

Liquidity and Capital Resources

    The Company reported total cash, receivables and marketable securities (the primary measure of liquidity) at March 31, 1999 of $11,715,146 versus $5,547,984 at December 31, 1998.

     As of March 31, 1999, the Company had a $6,000,000 line of credit in place with J.P. Morgan, of which the Company had no outstanding balance. Management believes that its cash, receivables and marketable securities provide the Company with sufficient liquidity for its operations over the next 12 months.

    The increase in cash, receivables and marketable securities from December 31, 1998 to March 31, 1999 is primarily owing to the receipt of total proceeds of $12,422,159 in cash and funds in escrow ($1,475,276, against which the Company recorded a 10 percent reserve); offset by the 1) payment of a dividend of $0.35 per share for a total of $3,647,017; 2) the investment of $1,000,001 in Kriton Medical, Inc.; and 3) the purchase of treasury shares for a total of $477,344.

    From December 31, 1998 to March 31, 1999, receivables from broker decreased by $380,707 or 100 percent, owing to transactions that settled in January 1999. Funds in escrow increased by $1,327,748 or 100 percent, owing to the escrowed funds received by the Company on the sale of NBX Corporation. The Company's liabilities of accrued profit-sharing and deferred income tax liability increased significantly from December 31, 1998 to March 31, 1999. Accrued profit-sharing increased by $901,341 or 68.1 percent to $2,224,900 as a result of the gain on the sale of NBX Corporation. The accrued profit-sharing attributable to 1999 net realized income will be paid out as soon as practicable following the year-end audit. There was no profit-sharing paid out during the three months ended March 31, 1999.

    The deferred income tax liability increased by $774,445 or 83.2 percent to $1,705,509. The increase in the deferred tax liability reflects the utilization of all of the Company's net operating loss carryforward to offset the long-term capital gain realized when the Company sold its interest in NBX Corporation.

Sub-Chapter M Status

    On September 25, 1997, the Company's Board of Directors approved a proposal to seek qualification of the Company as a RIC under Sub-Chapter M of the Code. In order to qualify as a RIC, the Company must, in general (1) annually derive at least 90 percent of its gross income from dividends, interest and gains from the sale of securities; (2) quarterly meet certain investment diversification requirements; and (3) annually distribute at least 90 percent of its investment company taxable income as a dividend.
In addition to the requirement that the Company must annually distribute at least 90 percent of its investment company taxable income, the Company may either distribute or retain its taxable net capital gains from investments, but any net capital gains not distributed could be subject to corporate level tax. (Any undistributed investment company taxable income would also be taxed.) Further, the Company could be subject to a four percent excise tax if it fails to distribute at least 98 percent of its annual ordinary income and net capital gain income.

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

    On April 8, 1998, the Company announced that it had received such a certification from the SEC for 1997. Pursuant to the Company's receipt of the certification, the Company's Board of Directors declared and paid a one-time cash dividend of $0.75 per share to meet one of the Company's requirements for qualification for Sub-Chapter M tax treatment. On
February 17, 1999, the Company received rulings from the IRS regarding other issues relevant to the Company's tax status as a RIC. (See "Note 6 of Notes to Consolidated Financial Statements" contained in "Item 1. Consolidated Financial Statements".) Although the SEC certification for 1997 was issued, there can be no assurance that the Company will receive such certification for 1998 or subsequent years (to the extent it needs additional certification as a result of changes in its portfolio) or that it will qualify as a RIC in 1999 or that, if it does qualify in 1999, it will continue to qualify in subsequent years.

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

    The Company incurred ordinary and capital losses during its C Corporation taxable years, of which $7.1 million will be eligible to be carried forward to the Company's 1999 taxable years. Ordinarily, a corporation that elects to qualify as a RIC may not use its ordinary loss carryforwards from C Corporation taxable years to offset RIC investment company taxable income, although a RIC may in certain cases use ordinary and capital loss carryforwards to reduce net capital gains. In addition, a C Corporation that elects to qualify as a RIC and that makes an appropriate election continues to be taxable as a C Corporation on any gains realized within 10 years of its qualification as a RIC from sales of assets that were held by the corporation on the effective date of the election ("C Corporation Assets") to the extent of any gain built into the assets on such date ("Built-In Gain").

    The Company intends to use its $7.1 million loss carryforward to offset the long term capital gain realized when the Company sold its interest in NBX Corporation. The Company anticipates realizing a tax benefit of approximately $2.5 million as a result of such offset.

    The IRS recently announced an intention to issue formal guidance in 1999 concerning conversions of C Corporation to RICs. Such guidance may include resolution of certain issues relevant to the conversion of the Company from a C Corporation to a RIC.

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

                                       28
Risk Factors

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

Valuation of Portfolio Investments

     There is typically no public market of equity securities of the small private companies in which the Company invests. As a result, the valuation of the equity securities in the Company's portfolio is subject to the good faith estimate of the Company's Board of Directors. (See "Asset Valuation Policy Guidelines" in "Footnote to Consolidated Schedule of Investments.") In the absence of a readily ascertainable market value, the estimated value of the Company's portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if a ready market for the equity securities existed. Any changes in estimated net asset value are recorded in the Company's statement of operations as "Change in unrealized appreciation on investments." (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

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

                                     29

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

Risk of Loss of Pass Through Tax Treatment

     If the Company meets certain diversification and distribution requirements under the Code, it may qualify as a RIC under the Code for pass-through tax treatment. The Company would cease to qualify for pass-through tax treatment if it were unable to comply with these requirements, or if it ceased to qualify as a BDC under the 1940 Act. The Company also could be subject to a four percent excise tax (and, in certain cases, corporate level income tax) if it failed to make certain distributions. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Sub-Chapter M Status.") The lack of Sub-Chapter M tax treatment could have a material adverse effect on the total return, if any, obtainable from an investment in the Company. If the Company fails to qualify as a RIC, the Company would become subject to federal income tax as if it were an ordinary C Corporation, which would result in a substantial reduction in the Company's net assets and the amount of income available for distribution to the Company's stockholders.

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

                                 30

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Company's business activities contain elements of risk. Investments are stated at "fair value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission. All assets are valued at fair value as determined in good faith by, or under the direction of, the Board of Directors. See the Asset Valuation Policy Guidelines in the Footnote to Schedule of Investments.

     The Company considers the principal type of market risk to be valuation risk. The Company considers the management of risk essential to conducting its businesses and to maintaining profitability. Accordingly, the Company's risk management systems and procedures are designed to identify and analyze the Company's risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

     The Company manages its market risk by maintaining a portfolio of equity interests that is diverse by industry, geographic area, property type, size of individual investment and borrower. However, neither the Company's investments nor an investment in the Company is intended to
constitute a balanced investment program.   The Company does have
exposure to public market price fluctuations to the extent of its publicly traded portfolio.

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

     Since there is typically no public market for the equity interests of the small companies in which the Company invests, the valuation of the equity interests in the Company's portfolio is subject to the estimate of the Company's Board of Directors in accordance with the Company's Asset Valuation Policy Guidelines. In the absence of a readily ascertainable market value, the estimated value of the Company's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in valuation are recorded in the Company's statement of operations as "Net (decrease) increase in unrealized appreciation on investments."


                                   31

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
        Not Applicable

Item 2. Changes in Securities and Use of Proceeds
        Not Applicable

Item 3. Defaults Upon Senior Securities
        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
        Not Applicable

Item 5. Other Information
        Recent Sales of Unregistered Securities
        During three months ended March 31, 1999, the Directors purchased a total of 5,816 shares of restricted common shares as part of their compensation program.

Item 6. Exhibits and Reports on Form 8-K

        3.1(a) Restated Certificate of Incorporation of the Company, as amended,incorporated by reference to Exhibit 3.1(a) to the Company's Form 10-K for the year ended December 31, 1995.

       3.1(b) Restated By-laws of the Company, incorporated by reference to Exhibit 3.1(b) to the Company's Form 10K for the year ended December 31, 1995.

       4.1 Specimen Certificate of Common Stock, incorporated by reference to Exhibit 4 to Company's Registration Statement on Form N-2 filed October 29, 1992.

       11.0* Computation of per share earnings. See Consolidated Statements of Operations.

       27.0*   Financial Data Schedule.

       (b) The Company did not file any reports on Form 8-K during the first quarter of 1999.

                                      32

EXHIBIT INDEX

Item Number (of Item 601 of Regulation S-K)

27. Financial Data Schedule

                                      33

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


Date: May 14, 1999
                                  34