Form 10-Q
period 1999-06-30
HARRIS & HARRIS GROUP INC /NY/
filed 1999-08-12
CIK 893739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549

                                      Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

           For quarterly period ended June 30, 1999

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

           For the transition period from _______________ to __________________

                           Commission File Number: 0-11576

                               HARRIS & HARRIS GROUP, INC.
------------------------------------------------------------------------------
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

                 Yes             X                   No ____
                               -----
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                           Outstanding at August 12, 1999
---------------------------------------   -----------------------------
Common Stock, $0.01 par value per share          9,240,831 shares


                            Harris & Harris Group, Inc.
                             Form 10-Q, June 30, 1999

                                 TABLE OF CONTENTS

                                                           Page Number
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial  Statements . . . . . . . . . .   1

Consolidated Statements of Assets and Liabilities. . . . . . .   3

Consolidated Statements of Operations. . . . . . . . . . . . .   4

Consolidated Statements of Cash Flows. . . . . . . . . . . . .   5

Consolidated Statements of Changes in Net Assets . . . . . . .   6

Consolidated Schedule of Investments . . . . . . . . . . . . .   7

Notes to Consolidated Financial Statements . . . . . . . . . .  15

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Financial Condition. . . . . . . . . . . . . . . . . . . . . .  22

Results of Operations. . . . . . . . . . . . . . . . . . . . .  24

Liquidity and Capital Resources. . . . . . . . . . . . . . . .  26

Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . .  30

Item 3.  Quantitative and Qualitative Disclosures About
Market Risk. . . . . . . . . . . . . . . . . . . . . . . . . .  32

PART II  OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . .  34
Item 2. Changes in Securities. . . . . . . . . . . . . . . . .  34
Item 3. Defaults Upon Senior Securities. . . . . . . . . . . .  34
Item 4. Submission of Matters to a Vote of Security Holders. .  34
Item 5. Other Information. . . . . . . . . . . . . . . . . . .  34
Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . .  35

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . .  35
Signature  . . . . . . . . . . . . . . . . . . . . . . . . . .  36



                           Harris & Harris Group, Inc.
                            Form 10-Q, June 30, 1999


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

      Pursuant to the Company's receipt of the section 851(e) certification and its intention to qualify as a RIC, the Company's Board of Directors declared and paid a one-time cash dividend of $0.75 per share, for a total of $8,019,728, to meet one of the Company's requirements for qualification for Sub-Chapter M tax treatment. On February 17, 1999, the Company received rulings from the Internal Revenue Service (the "IRS") regarding other issues relevant to the Company's tax status as a RIC. (See "Note 6 of Notes to Consolidated Financial Statements" contained in "Item 1. Consolidated Financial Statements" & "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Sub-Chapter M Status.")

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

      The Company changed the nature of its ownership interest in the non-qualifying investee company (under the RIC regulations) effective January 1, 1999 in order to meet the Sub-Chapter M requirements. However, there can be no assurance that the Company will qualify for Sub-Chapter M treatment for 1999 or subsequent years. In addition, under certain circumstances, even if the Company were qualified for Sub-Chapter M treatment in 1999 and elected Sub-Chapter M treatment for that year, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a C Corporation, rather than a RIC.

               CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                  ASSETS

                                       June 30, 1999        December 31, 1998
                                        (Unaudited)               (Audited)
Investments, at value (See
  accompanying schedule of
  investments and notes). . . . . .    $ 26,584,204            $ 24,532,191
Cash and cash equivalents . . . . .         204,854                 164,143
Funds in escrow (Note 7). . . . . .       1,327,748                       0
Receivable from brokers . . . . . .         808,737                 380,707
Interest receivable . . . . . . . .          28,188                     666
Note receivable . . . . . . . . . .          32,663                  32,663
Prepaid expenses. . . . . . . . . .          66,295                  90,649
Other assets. . . . . . . . . . . .         129,192                 157,840
                                       ------------            ------------
Total assets. . . . . . . . . . . .    $ 29,181,881            $ 25,358,859
                                       ============            ============

                            LIABILITIES & NET ASSETS

Accounts payable and accrued
  liabilities . . . . . . . . . . .    $    399,803            $    505,118
Accrued profit sharing (Note 5) . .       2,742,129               1,323,559
Deferred rent . . . . . . . . . . .          37,782                  42,409
Deferred income tax
 liability (Note 6) . . . . . . . .       1,734,606                 931,064
                                       ------------            ------------
Total liabilities . . . . . . . . .       4,914,320               2,802,150
                                       ------------            ------------
Commitments and contingencies (Note 7)

Net assets. . . . . . . . . . . . .    $ 24,267,561            $ 22,556,709
                                       ============            ============

Net assets are comprised of:
Preferred stock, $0.10 par value,
   2,000,000 shares authorized;
   none issued. . . . . . . . . . .    $          0            $          0
Common stock, $0.01 par value,
   25,000,000 shares authorized;
   10,692,971 issued at 6/30/99
   and 12/31/98 . . . . . . . . . .         106,930                 106,930
Additional paid in capital. . . . .      16,159,504              16,158,381
Accumulated net realized income
   (deficit). . . . . . . . . . . .       2,307,701                (525,177)
Accumulated unrealized appreciation
   of investments, net of deferred
   tax liability of $1,734,606 at
   6/30/99 and $3,410,884 at
   12/31/98 . . . . . . . . . . . .       6,398,075               6,996,664
Treasury stock at cost, 371,571
   shares at 6/30/99 and 101,739
   shares at 12/31/98 . . . . . . .        (704,649)               (180,089)
                                       ------------            ------------
Net assets. . . . . . . . . . . . .    $ 24,267,561            $ 22,556,709
                                       ------------            ------------

Total net assets and liabilities. .    $ 29,181,881            $ 25,358,859
                                       ============            ============
Shares outstanding. . . . . . . . .      10,321,400              10,591,232
                                       ------------            ------------
Net asset value per outstanding
   share. . . . . . . . . . . . . .    $       2.35            $       2.13
                                       ============            ============

       The accompanying notes are an integral part of these consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                   Three Months Ended      Six Months Ended
                                   6/30/99    6/30/98     6/30/99    6/30/98
Investment income:
  Interest from:
    Fixed-income securities. . $   75,999   $  75,375   $  121,208  $  267,666
    Affiliated companies . . .      8,689      27,453        9,317      86,485
  Other income . . . . . . . .        300           0          300       7,348
                               ----------   ---------   ----------  ----------
    Total investment income. .     84,988     102,828      130,825     361,499

Expenses:
  Salaries and benefits. . . .    185,255     227,537      392,333     464,148
  Profit-sharing accrual
   (reversal) (Note 5) . . . .    517,229    (225,045)   1,418,570    (423,808)
  Administration and
   operations. . . . . . . . .    115,154     109,744      187,879     197,948
  Professional fees. . . . . .     62,973      91,073      123,990     180,099
  Rent . . . . . . . . . . . .     41,378      38,807       82,756      77,615
  Directors' fees and
   expenses. . . . . . . . . .     26,702      41,392       63,116      70,134
  Depreciation . . . . . . . .     12,500      12,500       25,000      25,000
  Custodian fees . . . . . . .      1,551       3,291        3,283       6,198
  Interest expense (Note 7). .          0           0            0      73,415
                                ---------   ---------    ---------   ---------
    Total expenses . . . . . .    962,742     299,299    2,296,927     670,749
                                ---------   ---------    ---------   ---------
  Operating loss before
   income taxes. . . . . . . .   (877,754)   (196,471)  (2,166,102)   (309,250)
  Income tax (provision)
   (Note 6). . . . . . . . . .          0           0            0    (393,243)
                                ---------   ---------  -----------   ---------
Net operating loss . . . . . .   (877,754)   (196,471)  (2,166,102)   (702,493)

Net realized gain on investments:
  Realized gain on
   investments . . . . . . . .    380,270     508,516   11,125,818     587,177
                                ---------   ---------  -----------   ---------
    Total realized gain. . . .    380,270     508,516   11,125,818     587,177
  Income tax (provision)
   (Note 6). . . . . . . . . .          0           0   (2,479,821)          0
                                ---------   ---------  -----------   ---------
  Net realized gain on
   investments . . . . . . . .    380,270     508,516    8,645,997     587,177
                                ---------   ---------  -----------   ---------
Net realized (loss) income . .   (497,484)    312,045    6,479,895    (115,316)

Net increase (decrease) in unrealized appreciation on investments:
  Increase as a result of
   investment sales. . . . . .    485,906     110,625      485,906     110,625
  Decrease as a result of
   investment sales. . . . . .    (55,898)   (705,314)  (4,840,700)   (793,212)
  Increase on investments
   held. . . . . . . . . . . .  2,996,453           0    3,055,180   3,777,692
  Decrease on investments
   held. . . . . . . . . . . .   (256,838) (2,341,712)    (975,254) (6,416,633)
                                ---------  ----------   ----------  ----------
    Change in unrealized appreciation
    on investments . . . . . .  3,169,623  (2,936,401)  (2,274,868) (3,321,528)
  Income tax (provision)
    benefit (Note 6) . . . . .    (29,097)    151,983    1,676,279     960,940
                               ----------  ----------  -----------  ----------
  Net increase (decrease)
    in unrealized appreciation
    on investments . . . . . .  3,140,526  (2,784,418)    (598,589) (2,360,588)
                               ----------  ----------  -----------  ----------
Net increase (decrease) in net assets from operations:
  Total. . . . . . . . . . . .$ 2,643,042 $(2,472,373) $ 5,881,306 $(2,475,904)
                              =========== ===========  =========== ===========
  Per outstanding share. . . .$      0.26 $     (0.23) $      0.57 $     (0.23)
                              =========== ===========  =========== ===========

          The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   Six Months Ended     Six Months Ended
                                      June 30, 1999        June 30, 1998

Cash flows from operating activities:
Net increase (decrease) in net
 assets resulting from operations.   $   5,881,306        $  (2,475,904)
Adjustments to reconcile net
 increase (decrease) in net assets
 from operations to net cash used
 in operating activities:
  Net realized and unrealized
   (gain) loss on investments. . .      (8,850,950)           2,734,351
 Deferred income taxes . . . . . .         803,542             (667,697)
 Depreciation. . . . . . . . . . .          25,000               25,000

Changes in assets and liabilities:
 Funds in escrow (Note 7). . . . .      (1,327,748)                   0
 Receivable from brokers . . . . .        (428,030)                   0
 Interest receivable . . . . . . .         (27,522)             101,106
 Collection on notes receivable. .          10,000                    0
 Prepaid expenses. . . . . . . . .          24,354               11,546
 Other assets. . . . . . . . . . .           3,650               86,675
 Accounts payable and accrued
  liabilities. . . . . . . . . . .        (105,315)            (314,752)
 Accrued profit sharing (Note 5) .       1,418,570                    0
 Deferred rent . . . . . . . . . .          (4,627)              (4,627)
                                       -----------           ----------
 Net cash used in operating
   activities  . . . . . . . . . .      (2,577,770)            (504,302)

Cash flows from investing activities:
 Net (purchase) sale of short-term
   investments and marketable
   securities. . . . . . . . . . .      (3,208,695)          11,060,414
 Proceeds from sale of private
   placement investment. . . . . .      12,274,631                    0
 Investment in private placements
   and loans . . . . . . . . . . .      (2,277,001)            (895,308)
                                       -----------          -----------
 Net cash provided by investing
   activities. . . . . . . . . . .       6,788,935           10,165,106

Cash flows from financing activities:
 Payment of dividend . . . . . . .      (3,647,017)          (8,019,728)
 Payment of note payable (Note 7).               0           (1,500,000)
 Proceeds from sale of treasury
   stock (Note 4). . . . . . . . .          17,283               29,727
 Purchase of treasury stock
   (Note 4). . . . . . . . . . . .        (540,720)            (165,714)
                                        ----------          -----------
 Net cash used in financing
   activities. . . . . . . . . . .      (4,170,454)          (9,655,715)

Net increase in cash and cash equivalents:
 Cash and cash equivalents at
   beginning of the period . . . .         164,143              145,588
 Cash and cash equivalents at
   end of the period . . . . . . .         204,854              150,677
                                       -----------          -----------
 Net increase in cash and cash
   equivalents . . . . . . . . . .     $    40,711          $     5,089
                                       ===========          ===========
Supplemental disclosures of cash flow information:
 Income taxes paid . . . . . . . .     $       797          $       300
 Interest paid . . . . . . . . . .     $         0          $    73,415

     The accompanying notes are an integral part of these consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                  (Unaudited)

                                  Three Months Ended      Six Months Ended
                                  6/30/99    6/30/98      6/30/99      6/30/98

Changes in net assets from operations:

   Net operating loss. . . . .$ (877,754) $ (196,471) $(2,166,102)  $ (702,493)
   Net realized gain on
    investments. . . . . . . .   380,270     508,516    8,645,997      587,177
   Net increase (decrease) in
    unrealized appreciation
    on investments as a
    result of sales. . . . . .   430,008    (594,689)  (1,874,973)    (682,587)
   Net increase (decrease) in
    unrealized appreciation
    on investments held. . . . 2,710,518  (2,189,729)   1,276,384   (1,678,001)
                              ----------  ----------  -----------  -----------
   Net increase (decrease)
    in net assets resulting
    from operations. . . . . . 2,643,042  (2,472,373)   5,881,306   (2,475,904)


Changes in net assets from capital
   stock transactions:

   Payment of dividends. . . .         0  (8,019,728)  (3,647,017)  (8,019,728)
   Proceeds from sale of
    treasury stock (Note 4). .     1,105      29,727       17,283       29,727
   Purchase of treasury stock
    (Note 4) . . . . . . . . .   (63,376)   (165,714)    (540,720)    (165,714)
                               _________  __________   __________  ___________
   Net decrease in net assets
    resulting from capital
    stock transactions . . . .   (62,271) (8,155,715)  (4,170,454)  (8,155,715)
                               ---------  ----------   ----------  -----------
Net increase (decrease) in
  net assets . . . . . . . . . 2,580,771 (10,628,088)   1,710,852  (10,631,619)

Net assets:

   Beginning of the period .  21,686,790  33,651,403   22,556,709   33,654,934
                             ___________ ___________  ___________  ___________
   End of the period . . . . $24,267,561 $23,023,315  $24,267,561  $23,023,315
                             =========== ===========  ===========  ===========

        The accompanying notes are an integral part of these consolidated financial statements.

              CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 1999
                                (Unaudited)

                                  Method of         Shares/
                                  Valuation (3)   Principal      Value

Investments in Unaffiliated
Companies (10)(11)(12) -- 38.8% of total investments

Publicly Traded Portfolio (Common
stock unless noted otherwise) -- 15.0% of total investments

 ATG, Inc. (1)(4) --
  Radioactive and hazardous
  waste management services. . . . . . (C)           20,000    $   132,500

 3Com Corporation (1)(4) --
  Computer network technology
  related. . . . . . . . . . . . . . . (C)           30,000        800,625

 Energy Research Corporation (1)(4) --
  Fuel cell energy . . . . . . . . . . (C)           10,000        142,500

 Nanophase Technologies Corporation (1)(6) --
  Manufactures and markets inorganic
  crystals of nanometric dimensions
  -- 4.59% of fully diluted equity . . (C)          672,916      1,211,249

 Somnus Medical Technology, Inc. (1) --
  Biotechnology and healthcare
  related. . . . . . . . . . . . . . . (C)          200,000        650,000

 Sterling Commerce (1)(4) --
  Software technology for business-
  to-business e-commerce . . . . . . . (C)           10,000        367,500

 Synetic, Inc. (1)(4) --
  Developing internet-based
  healthcare network services. . . . . (C)           10,000        687,500
                                                                ----------

Total Publicly Traded Portfolio (cost: $3,892,827) . . . . . . .$3,991,874

         The accompanying notes are an integral part of this consolidated schedule.

              CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 1999
                              (Unaudited)

                                       Method of      Shares/
                                   Valuation (3)    Principal       Value

Private Placement Portfolio (Illiquid)
(10)(11)(12) -- 23.8% of total investments

 Alliance Pharmaceutical Corp.(1)(2)(4) --
  Research and development of
  pharmaceutical products -- $1,200,000
  subordinated 6% notes due 5/20/02
  convertible into 600,000 common
  shares @ $2.00 per share. . . . . . . .    (C)      $1,200,000
  Warrants @ $2.45 expiring 5/20/04 . . .    (C)         200,000  $ 1,526,000

 Exponential Business Development Company (1)(2)(5) --
  Venture capital partnership focused
  on early stage companies
  Limited partnership interest . . . . . .   (A)          --           25,000

 Kriton Medical, Inc. (1)(2)(4) --
  Research and development of medical
  devices -- 2.03% of fully diluted equity
  Series B Convertible Preferred Stock . .   (A)         476,191    1,000,001

 MedLogic Global Corporation (1)(2)(5) --
  Medical cyanoacrylate adhesive -- 0.37%
  of fully diluted equity
  Series B Convertible Preferred Stock. . .  (B)          54,287
  Common Stock. . . . . . . . . . . . . . .  (B)          25,798      565,977

 SciQuest.com, Inc. (1)(2)(8) -- Internet
  e-commerce source for scientific
  products -- 2.39% of fully diluted equity
  Series C Convertible Preferred Stock. . .  (B)         277,163
  Common Stock. . . . . . . . . . . . . . .  (B)          26,822    3,200,962
                                                                  ___________
Total Private Placement Portfolio (cost: $4,110,776) . . . . . .  $ 6,317,940
                                                                  -----------
Total Investments in Unaffiliated Companies (cost: $8,003,603) .  $10,309,814
                                                                  -----------

        The accompanying notes are an integral part of this
                      consolidated schedule.

             CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 1999
                              (Unaudited)

                                      Method of     Shares/
                                  Valuation (3)   Principal      Value

Private Placement Portfolio in Non-Controlled Affiliates (10)(12) (Illiquid)
 -- 43.6% of total investments

  Genomica Corporation (1)(2)(5)(6)(7)
   -- Develops software that
   enables the study of complex
   genetic diseases -- 5.01% of
   fully diluted equity
   Common Stock . . . . . . . . . . .   (B)       199,800
   Series A Voting Convertible
     Preferred Stock. . . . . . . . .   (B)     1,660,200      $ 1,209,730

  InSite Marketing Technology, Inc. (1)(2)(5)(6) --
   Integrates marketing science and
   sales strategy into e-commerce
   -- 6.92% of fully diluted equity
   Common Stock . . . . . . . . . . .   (A)     1,351,351          500,000

  NeuroMetrix, Inc. (1)(2)(6) --
   Medical devices for monitoring
   neuromuscular disorders -- 16.35%
   of fully diluted equity
   Series A Convertible Preferred
     Stock . . . . . . . . . . . . .    (B)       175,000
   Series B Convertible Preferred
     Stock . . . . . . . . . . . . .    (B)       125,000
   Series C-2 Convertible Preferred
     Stock . . . . . . . . . . . . .    (B)       229,620         5,958,225

  PHZ Capital Partners Limited Partnership (2)(9)
   -- Organizes and manages investment
   partnerships -- 20.0% of fully diluted equity
   Limited partnership interest. . .    (D)          --           1,673,586

 Questech Corporation (1)(2)(6) --
   Manufactures and markets proprietary
   decorative tiles and signs -- 12.35% of
   fully diluted equity
   Common Stock. . . . . . . . . . .    (D)       565,792         2,263,168
   Warrants at $4.00 expiring
    11/28/01 . . . . . . . . . . . .    (A)       166,667               167
                                                                 ----------
Total Private Placement Portfolio
  in Non-Controlled Affiliates (cost: $5,778,406). . . . . . . .$11,604,876
                                                                -----------
U.S. Government Obligations -- 17.6% of total investments

   U.S. Treasury Bill dated 2/25/99 due date
    8/26/99 -- 4.6% yield. . . . . .    (K)    $  300,000       $   297,882
   U.S. Treasury Bill dated 3/4/99 due date
    9/2/99 -- 4.5% yield . . . . . .    (K)    $  550,000           545,716
   U.S. Treasury Bill dated 3/11/99 due date
    9/9/99 -- 4.5% yield . . . . . .    (K)    $2,600,000         2,577,790
   U.S. Treasury Bill dated 3/25/99 due date
    9/23/99 -- 4.7% yield. . . . . .    (K)    $  272,000           269,071
   U.S. Treasury Bill dated 12/10/98 due date
    12/9/99 -- 4.8% yield. . . . . .    (K)    $1,000,000           979,055
                                                                 ----------
Total U.S. Government Obligations (cost: $4,669,514) . . . . . .$ 4,669,514
                                                                 ----------
Total Investments -- 100% (cost: $18,451,523). . . . . . . . . .$26,584,204
                                                                ===========

           The accompanying notes are an integral part of this
                          consolidated schedule.

            CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 1999
                                 (Unaudited)


 Notes to Consolidated Schedule of Investments

 (1) Represents a non-income producing security. Equity investments that have not paid dividends within the last twelve months are considered to be non-income producing.
 (2) Legal restrictions on sale of investment.
 (3) See Footnote to Schedule of Investments for a description of the Method of Valuation A to L.
 (4) These investments were made during 1999. Accordingly, the amounts shown on the schedule represent the gross additions in 1999.
 (5) No changes in valuation occurred in these investments during the six months ended June 30, 1999.
 (6) These investments are development stage companies. A development stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either has not yet commenced its planned principal operations or has commenced such operations but has not realized significant revenue from them.
 (7) Genomica Corporation was cofounded by the Company, Cold Spring Harbor Laboratory ("CSHL"), a not-for-profit institution, and Falcon
     Technology Partners, LP.  Mr. G. Morgan Browne serves on the
     Board of Directors of the Company and is Administrative Director of CSHL. In late 1998, Mr. Charles E. Harris, Chairman and CEO of
     Harris & Harris Group became a trustee of CSHL.
 (8) In September 1998, SciQuest.com, Inc. acquired BioSupplyNet, Inc.
 (9) Harris Partners I L.P. owns a 20 percent limited partnership interest in PHZ Capital Partners L.P. The partners of Harris Partners I L.P.
     are Harris & Harris Enterprises, Inc. (sole general partner) and
     Harris & Harris Group, Inc. (sole limited partner). Harris & Harris Enterprises, Inc. is a 100 percent owned subsidiary of Harris & Harris Group, Inc.
(10) Investments in unaffiliated companies consist of investments in which Harris & Harris Group, Inc. (the "Company") owns less than five percent of the investee company. Investments in non-controlled affiliated companies consist of investments where the Company owns more than five percent but less than 25 percent of the investee company. Investments in controlled affiliated companies consist of investments where the Company owns more than 25 percent of the investee company.
(11) The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $8,003,603. The gross unrealized appreciation based on the tax cost for these securities is $2,903,593. The gross unrealized depreciation based on the tax cost for these securities is $597,382.
(12) The percentage ownership of each investee company disclosed in the Schedule of Investments expresses the potential common equity interest
     in each such investee.  The   calculated percentage represents the
     amount of the issuer's common stock the Company owns or can acquire as a percentage of the issuer's total outstanding common stock plus common shares reserved for issued and outstanding warrants, convertible securities and stock options.


               The accompanying notes are an integral part of this
                           consolidated schedule.

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

     The Company's Investment and Valuation Committee, comprised of at least three Board members, is responsible for reviewing and approving the valuation of the Company's assets within the guidelines established by the Board of Directors.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements:

     Principles of Consolidation. The consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for investment companies and include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Income Taxes. The June 30, 1999 consolidated financial statements include a provision for deferred taxes on the net unrealized gains as of December 31, 1998. (See Note 6. Income Taxes.)

     Reclassifications. Certain reclassifications have been made to the June 30, 1998 financial statements to conform to the June 30, 1999 presentation.

     Estimates by Management. The preparation of the consolidated financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 1999 and December 31, 1998, and the reported amounts of revenues and expenses for the three and six months ended June 30, 1999 and 1998. Actual results could differ from these estimates.

NOTE 3.  STOCK OPTION PLAN AND WARRANTS OUTSTANDING

      On August 3, 1989, the shareholders of the Company approved the 1988 Long Term Incentive Compensation Plan. On June 30, 1994, the shareholders of the Company approved various amendments to the 1988 Long Term Incentive Compensation Plan: 1) to conform to the provisions of the BDC regulations under the 1940 Act, which allow for the issuance of stock options to qualified participants; 2) to increase the reserved shares under the amended plan; 3) to call the plan the 1988 Stock Option Plan, as Amended and Restated (the "1988 Plan"); and 4) to make various other amendments.
On October 20, 1995, the shareholders of the Company approved an amendment to the 1988 Plan authorizing automatic 20,000 share grants of non-qualified stock options to newly elected non-employee directors of the Company. The Company's 1988 Plan was cancelled as of December 31, 1997, canceling all outstanding stock options and eliminating all potential stock option grants. As a substitution for the 1988 Stock Option Plan, the Company adopted an employee profit-sharing plan. (See Note 5. Employee Benefits.)

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

     On April 15, 1998, the Company announced that the Board of Directors had approved the purchase of up to 700,000 shares of Company stock in the open market. As of June 30, 1999, the Company had purchased a total of 401,878 shares for a total of $795,529 or an average of $1.98 per share. However, the treasury shares purchased were decreased by the directors' purchases of a total of 30,307 shares of Company stock.

     On July 14, 1999, the Company announced an offer to purchase up to 1,100,000 shares of its common stock, par value $.01 per share for cash at a price equal to $1.63 per share. The Company will not purchase any shares of Common Stock unless a minimum of 700,000 shares are duly tendered.


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

     Notwithstanding any provisions of the Plan, in no event may the aggregate amount of all awards payable for any Plan year during which the Company remains a BDC within the meaning of the 1940 Act, be greater than 20 percent of the Company's "net income after taxes" within the meaning of Section 57(n)
(1)(B) of the 1940 Act. In the event the awards exceed such amount, the awards will be reduced pro rata.

     The Plan may be modified, amended or terminated by the Company's Board of Directors at any time; provided however, no such modification, amendment or termination may adversely affect any participant that has not consented to such modification, amendment or termination.

     The Company calculates the Plan accrual at each quarter end based on the realized and unrealized gains at that date, net of operating expenses for the year. Any adjustments to the Plan accrual are then reflected in the Consolidated Statements of Operations for the quarter. The Plan accrual is not paid out until the gains are realized. The Plan profit-sharing resulting from the realized gains during 1999 net of operating expenses for the year, will be paid out as soon as practicable following year end.
During the second quarter of 1999, the Company accrued profit-sharing expense of $517,229, bringing the cumulative accrual under the Plan to $2,742,129 at June 30, 1999.

     As of January 1, 1989, the Company adopted an employee benefits program covering substantially all employees of the Company under a 401(k) Plan and Trust Agreement. The Company's contribution to the plan is determined by the Compensation Committee in the fourth quarter.

     On June 30, 1994, the Company adopted a plan to provide medical and health coverage for retirees, their spouses and dependents who, at the time of their retirement, have 10 years of service with the Company and have attained 50 years of age or have attained 45 years of age and have 15 years of service with the Company. On February 10, 1997, the Company amended this plan to include employees who "have seven full years of service and have attained 58 years of age." The coverage is secondary to any government provided or subsequent employer provided health insurance plans. Based upon actuarial estimates, the Company provided an original reserve of $176,520 that was charged to operations for the period ending June 30, 1994. As of June 30, 1999, the Company had a reserve of $283,305 for the plan.

NOTE 6. INCOME TAXES

     As of December 31, 1998, the Company had not elected tax treatment available to a RIC under Sub-Chapter M of the Code. Accordingly, for federal and state income tax purposes, the Company was taxed at statutory corporate rates on its income, which enabled the Company to offset any prior years' losses against 1998 income. Following that offset, the Company had a $7.1 million loss carryforward. The Company intends to use the $7.1 million loss carryforward (which it anticipates will result in a tax credit of approximately $2.5 million) to offset the long-term capital gain realized when the Company sold its interest in NBX Corporation.

     For the three and six months ended June 30, 1999 and 1998, the Company's income tax provision (benefit) was allocated as follows:

                                 Three Months Ended        Six Months Ended
                                 6/30/99     6/30/98       6/30/99     6/30/98

Investment operations. . . . $         0   $       0   $         0   $ 393,243
Realized (loss) gain
  on investments . . . . . .           0           0     2,479,821           0
Net increase (decrease) in
  unrealized appreciation
  on investments . . . . . .      29,097    (151,983)   (1,676,279)   (960,940)
                              ----------   ---------   -----------   ---------
Total income tax provision
  (benefit). . . . . . . . .  $   29,097   $(151,983)  $   803,542   $(567,697)
                              ==========   =========   ===========   =========

The above tax provision (benefit) consists of the following:


Current -- Federal            $        0   $       0   $         0   $ 100,000
Deferred -- Federal               29,097    (151,983)      803,542    (667,697)
                              ----------   ---------   -----------   ---------
Total income tax provision
  (benefit)                   $   29,097   $(151,983)  $   803,542   $(567,697)
                              ==========   =========   ===========   =========

    The Company's net deferred tax liability at June 30, 1999 and December 31, 1998 consists of the following:

                                          June 30, 1999     December 31, 1998

Tax on unrealized appreciation
  on investments                             $1,734,606           $ 3,410,885
Net operating loss and capital
  loss carryforward                                   0            (2,479,821)
                                             ----------           -----------
Net deferred income tax liability            $1,734,606           $   931,064
                                             ==========           ===========

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

     The IRS recently announced an intention to issue formal guidance in 1999 concerning conversions of C Corporations to RIC's. Such guidance may include resolution of certain issues relevant to the conversion of the Company from a C Corporation to a RIC.

    There can be no assurance that the Company will qualify as a RIC or that, if it does qualify, it will elect RIC status.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

    During 1993, the Company signed a 10-year lease with sublet provisions for office space. In 1995, this lease was amended to include additional
office space.   Rent expense under this lease for the three months ended
June 30, 1999 and 1998, was $41,378 and $38,807 respectively and $82,756 and $77,615 for the six months ended June 30, 1999 and 1998, respectively. Future minimum lease payments in each of the following years are: 2000 -- $178,561; 2001 -- $178,561; 2002 -- $178,561; 2003 -- $101,946.

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

    The Company has a total of $1,475,276 of funds in escrow as a result of the acquisition of NBX Corporation by 3Com Corporation. The funds are in a one-year, interest-bearing escrow account for the benefit of the Company, subject to any 3Com Corporation warranty claims associated with its acquisition of NBX Corporation. The Company set up a reserve of 10 percent for any potential claims, therefore the funds in escrow reflect $1,327,748 net of the reserve of $147,528. At this time, the Company does not anticipate any claims against the escrowed funds and expects to receive these proceeds by March 8, 2000.

NOTE 8.  SUBSEQUENT EVENTS

    On July 14, 1999, the Board of Directors of the Company announced that the Company had commenced an offer to purchase up to 1,100,000 shares of its Common Stock, par value $.01 per share (the "Common Stock"), for cash at a price equal to $1.63 per share. The Company will not purchase any shares of Common Stock unless a minimum of 700,000 shares are duly tendered. The offer will expire at 12:00 Midnight, Eastern Daylight time, on August 11, 1999 unless extended. The Board of Directors does not currently intend to extend the Offer.

    The Company's Board of Directors believes that the Company's financial condition and outlook and current market conditions, including recent trading prices of the shares of its Common Stock, make this an attractive time to repurchase a portion of its outstanding shares of Common Stock. The Company's Board of Directors believes that the Offer constitutes a prudent use of the Company's financial resources, given the Company's business profile, assets and prospects.

    The Offer is being made to all stockholders of the Company. The Company will not purchase any shares of Common Stock unless a minimum of 700,000 shares of Common Stock are duly tendered prior to the Expiration Date. If more than 1,100,000 shares are duly tendered prior to the expiration of the Offer, the Company intends to, assuming no changes in factors originally considered by the Board of Directors when it determined to make the Offer and the other conditions set forth in the Offer to Purchase, purchase shares on a pro-rata basis. The Board of Directors may determine not to purchase shares pursuant to the Offer for reasons set forth in the tender offer documents.

    On August 12, 1999, the Company received notification from its transfer agent, the Bank of New York, that a total of 1,080,569 shares were tendered for a total of $1,761,327.

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

Financial Condition

    The Company's total assets and net assets were, respectively, $29,181,881 and $24,267,561 at June 30, 1999, compared with $25,358,859 and
$22,556,709 at December 31, 1998.

    Net asset value per share ("NAV") was $2.35 at June 30, 1999 versus $2.13 at December 31, 1998.

    Among the significant changes which affected total assets, net assets and NAV in the first six months of 1999 were: 1) the acquisition of NBX Corporation by 3Com Corporation, which increased Harris & Harris Group's net assets by approximately $5,868,568; 2) an increase in the value of the Company's holdings in SciQuest.com, Inc., which increased net assets by approximately $2,350,962; 3) the payment of a cash dividend of $0.35 per share, which reduced net assets by approximately $3,647,017; 4) the addition to a deferred income tax liability, which reduced net assets by $803,542 and 5) the operating loss which reduced net assets by approximately $2,166,102. (See "Consolidated Statements of Operations" contained in
"Item 1. Consolidated Financial Statements.")

    The Company's shares outstanding as of June 30, 1999 were 10,321,400 versus 10,591,232 at December 31, 1998. The Company's outstanding shares were reduced as a result of its purchase in the open market of a total of 401,878 shares as of June 30, 1999. The Company purchased 243,523 in the first quarter of 1999 and 32,125 in the second quarter of 1999. However, the treasury shares were then decreased by purchases of Company stock by directors. (See "Note 4 of Notes to Consolidated Financial Statements.")

    The Company's financial condition is dependent on the success of its investments. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth or have no history of operations. At June 30, 1999, $17,922,816 or 61 percent of the Company's total assets consisted of investments at fair value in private businesses, of which net unrealized appreciation was $8,033,634 before taxes. At December 31, 1998, $19,562,386 or 77 percent of the Company's total assets consisted of investments at fair value in private businesses, of which net unrealized appreciation was $10,250,204 before taxes. The decrease in the percentage of private investments from 77 percent at December 31, 1998 to 61 percent at June 30, 1999 is primarily owing to the acquisition of NBX Corporation by 3Com Corporation.

    A summary of the Company's investment portfolio is as follows:

                                       June 30, 1999   December 31, 1998

Investments, at cost                     $18,451,523         $14,124,642
Unrealized appreciation                    8,132,681          10,407,549
                                         -----------         -----------
Investments, at fair value               $26,584,204         $24,532,191
                                         ===========         ===========

The accumulated unrealized appreciation on investments net of deferred taxes is $6,398,075 at June 30, 1999, versus $6,996,664 at December 31, 1998.

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

     The following table is a summary of the cash investments made by the Company in its private placement portfolio during the six months ended June 30, 1999:

     New Investments:                Amount
     Alliance Pharmaceutical Corp.   $1,202,000
     Kriton Medical, Inc.             1,000,001
                                     ----------
     Sub-Total                       $2,202,001

     Exercise of Warrants:
     SciQuest.com, Inc.                  75,000
                                     ----------
     Total                           $2,277,001
                                     ==========

Results of Operations

Investment Income and Expenses:

    The Company realized a net operating loss of $2,166,102 and $702,493 for the six months ended June 30, 1999 and 1998, respectively. The Company's principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and provides little or no current yield in the form of dividends or interest. The Company does earn interest income from fixed-income securities, including U.S. Government Obligations. The amount of interest income earned varies based upon the average balance of the Company's fixed-income portfolio and the average yield on this portfolio.

    The Company had interest income from fixed-income securities of $121,208 and $267,666 for the six months ended June 30, 1999 and 1998, respectively. The decrease of $146,458 or 54.7 percent is the result of a decline in the balance of the Company's fixed income portfolio during the six months ended June 30, 1999 versus the six months ended June 30, 1998. The Company had borrowed funds against the JP Morgan line of credit during the six months ended June 30, 1998, which were not outstanding during the six months ended June 30, 1999. Accordingly, the Company had interest expense of $73,415 during the six months ended June 30, 1998 and did not have any interest expense for the six months ended June 30, 1999.

     The Company had interest income from affiliated companies of $9,317 and $86,485 for the six months ended June 30, 1999 and 1998, respectively. The decrease of $77,168 or 89.2 percent is owing to the repayment of the majority of the outstanding loans by the investee companies during the fourth quarter of 1998.

     The Company had other income of $300 and $7,348 for the six months ended June 30, 1999 and 1998, respectively. The other income in 1998 represents rental income. The Company did not have any rental income in 1999.

     Operating expenses were $2,296,927 and $670,749 for the six months ended June 30, 1999 and 1998, respectively. The increase of $1,626,178 or
242.4 percent is primarily owing to the increase in the accrual for the Company's profit-sharing plan of $1,418,570 as a result of the realized gain on the sale of NBX Corporation and the increase in the unrealized appreciation on investments. Also, the first six months of 1998 included a profit-sharing reversal of $423,808, which reduced the total expenses for that period by such amount. Most of the Company's operating expenses are related to employee and director compensation, office and rent expenses and consulting and professional fees (primarily legal and accounting fees).

    The profit sharing accruals resulting from the realized gains during 1999, net of operating expenses for the year, will be paid out as soon as practicable following the 1999 year-end audit.

    The Company had interest income from fixed-income securities of $75,999 and $75,375 for the three months ended June 30, 1999 and 1998, respectively. The slight increase of $624 is a result of the Company having slightly more funds available in the second quarter of 1999 as a result of the funds received from the sale of NBX Corporation.

     The Company had interest income from affiliated companies of $8,689 and $27,453 for the three months ended June 30, 1999 and 1998, respectively. The decrease of $18,764 or 68.3 percent is owing to a lower amount of loans outstanding to investee companies.

     Operating expenses were $962,742 and $299,299 for three months ended June 30, 1999 and 1998, respectively. The increase of $663,443 or 221.6 percent is primarily owing to an increase in the accrual of the Company's profit-sharing plan as a result of an increase in the unrealized appreciation on investments offset by a decrease in salaries as a result of reduced staff and a decrease in professional fees as a result of the Company's effort to cut expenses. Also the three months ended June 30, 1998 included a profit sharing reversal of $225,045, which reduced the total expenses for that period by such amount.

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

Realized Gains and Losses on Sales of Portfolio Securities:

     During the six months ended June 30, 1999 and 1998, the Company realized gains of $11,125,818 and $587,177, respectively. During the six months ended June 30, 1999, the Company realized a gain of approximately
$10,584,630 on the acquisition of NBX Corporation by 3Com Corporation; a gain of approximately $160,918 on its sale of Princeton Video Image, Inc. stock; and received a cash distribution from PHZ Capital Partners L.P. of approximately $586,311. The Company also incurred losses of approximately $206,041 on the sale of various publicly traded investments.

     During the six months ended June 30, 1998, the Company sold various investments, realizing a net pre-tax gain of $587,177 of which a net of $682,587 has been recognized in prior periods. Therefore, unrealized appreciation on investments decreased.

     During the three months ended June 30, 1999 and 1998, the Company realized gains of $380,270 and $508,516, respectively. During the three months ended June 30, 1999, the Company sold various publicly traded securities realizing a net loss of $206,041 and received a cash distribution from PHZ Capital Partners L.P. of $586,311.

     During the three months ended June 30, 1998, the Company sold various publicly traded securities realizing a net pre-tax gain of $508,516 of which a net gain of $594,689 had been recognized in prior periods. Therefore, unrealized appreciation on investments decreased.

Unrealized Appreciation and Depreciation of Portfolio Securities:

     The Board of Directors values the portfolio securities on a quarterly basis pursuant to the Company's Asset Valuation guidelines in accordance with the 1940 Act. (See "Footnote to Consolidated Schedule of Investments" contained in "Item 1. Consolidated Financial Statements.")

     Net unrealized appreciation on investments before taxes decreased by $2,274,868 or 21.8 percent during the six months ended June 30, 1999, from $10,407,549 to $8,132,681, primarily as a result of the reclassification of the NBX Corporation from unrealized to realized gain of approximately $4,716,062, offset by the increase in value of SciQuest.com, Inc. of approximately $2,350,962.

     Net unrealized appreciation on investments before taxes decreased by $3,321,528 or 40.7 percent during the six months ended June 30, 1998, from $8,158,732 to $4,837,204, primarily as a result of decreased valuations in Nanophase Technologies Corporation of approximately $3,930,996, Princeton Video Image, Inc. of approximately $488,593 and MedLogic Global Corporation of approximately $431,604. These decreases were offset primarily by increased valuations in NeuroMetrix, Inc. of approximately $1,090,000 and Voice Control Systems, Inc. of approximately $695,397.

     Net unrealized appreciation on investments before taxes increased by $3,169,623 or 63.8 percent during the three months ended June 30, 1999, from $4,963,058 to $8,132,681, primarily as a result of the increase in the value of SciQuest.com, Inc. of approximately $2,350,962 and Alliance
Pharmaceutical, Corp. of approximately $324,000.

     Net unrealized appreciation on investments before taxes decreased by $2,936,401 or 37.8 percent during the three months ended June 30, 1998, from $7,773,605 to $4,837,204 owing primarily to decreases in Voice Control Systems, Inc., of approximately $935,018, MedLogic Global Corporation of approximately $380,008, Princeton Video Image, Inc. of approximately $390,234 and Energy Research Corporation of approximately $380,000.

Liquidity and Capital Resources

     The Company reported total cash, receivables and marketable securities (the primary measure of liquidity) at June 30, 1999 of $11,063,578 versus $5,547,984 at December 31, 1998.

     The increase in cash, receivables and marketable securities from December 31, 1998 to June 30, 1999 is primarily owing to the receipt of total proceeds of $12,422,159 in cash and funds in escrow ($1,475,276, against which the Company recorded a 10 percent reserve); offset by the 1) payment of a dividend of $0.35 per share for a total of $3,647,017; 2) the investment of $1,000,001 in Kriton Medical, Inc. and $1,202,000 in Alliance Pharmaceutical Corp.; and 3) the purchase of treasury shares for a total of $540,720.

     From December 31, 1998 to June 30, 1999, the amounts receivable from brokers increased by $428,030 or 112.4 percent, owing to a purchase of stock in the open market that occurred in June which will settle in July 1999. Funds in escrow increased by $1,327,748 or 100 percent, owing to the escrowed funds net of reserve received by the Company on the sale of NBX Corporation. The Company's liabilities of accrued profit-sharing and deferred income tax liability increased significantly from December 31, 1998 to June 30, 1999. Accrued profit-sharing increased by $1,418,570 or 107.2 percent to $2,742,129 as a result of the gain on the sale of NBX Corporation and the increase in the unrealized appreciation on investments. The accrued profit-sharing attributable to 1999 net realized income will be paid out as soon as practicable following the year-end audit. There was no profit-sharing paid out during the six months ended June 30, 1999.

    The deferred income tax liability increased by $803,542 or 86.3 percent to $1,734,606. The increase in the deferred tax liability reflects the utilization of all of the Company's net operating and capital loss carryforward to offset the long-term capital gain realized when the Company sold its interest in NBX Corporation.

    As of June 30, 1999, the Company had a $6,000,000 line of credit in place with J.P. Morgan, of which the Company had no outstanding balance. Management believes that its cash, receivables and marketable securities provide the Company with sufficient liquidity for its operations over the next 12 months.

    On July 14, 1999, the Company announced an offer to purchase up to 1,100,000 shares of its common stock, par value $.01 per share for cash at a price equal to $1.63 per share ("Purchase Price"). The Company will not purchase any shares of Common Stock unless a minimum of 700,000 shares are duly tendered. The offer will expire at 12:00 Midnight, Eastern Daylight time, on August 11, 1999 unless extended. The Board of Directors does not currently intend to extend the Offer.

    The Company's Board of Directors believes that the Company's financial condition and outlook and current market conditions, including recent trading prices of the shares of its Common Stock, make this an attractive time to repurchase a portion of its outstanding shares of Common Stock. The Company's Board of Directors believes that the Offer constitutes a prudent use of the Company's financial resources, given the Company's business profile, assets and prospects.

    The total cost to the Company of purchasing the full 1,100,000 shares of Common Stock at the Purchase Price pursuant to the Offer would be approximately $1,793,000. The Company anticipates that the Purchase Price for any shares of Common Stock acquired pursuant to the Offer will be derived first from cash on hand and then from the proceeds from the sale of certain portfolio securities held by the Company. The selection of which portfolio securities to sell will be made by the Company taking into account investment merit, relative liquidity and applicable investment restrictions and legal requirements. The Company believes that it has sufficient liquidity to purchase the Common Stock tendered pursuant to the Offer without utilizing borrowing.

    On August 12, 1999, the Company received notification from its transfer agent, the Bank of New York, that a total of 1,080,569 shares were tendered for a total of $1,761,327.

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

    On April 8, 1998, the Company announced that it had received such a certification from the SEC for 1997. Pursuant to the Company's receipt of the certification, the Company's Board of Directors declared and paid a one-time cash dividend of $0.75 per share to meet one of the Company's requirements for qualification for Sub-Chapter M tax treatment. On
February 17, 1999, the Company received rulings from the IRS regarding other issues relevant to the Company's tax status as a RIC. (See "Note 6 of Notes to Consolidated Financial Statements" contained in "Item 1. Consolidated Financial Statements.") Although the SEC certification for 1997 was issued, there can be no assurance that the Company will receive such certification for 1998 or subsequent years (to the extent it needs additional certification as a result of changes in its portfolio) or that it will qualify as a RIC in 1999 or that if it does qualify in 1999, it will continue to qualify in subsequent years.

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

    The Company changed the nature of its ownership interest in the non-qualifying investee company (under the RIC regulations) effective January 1, 1999 in order to meet the Sub-Chapter M requirements. However, there can be no assurance that the Company will qualify for Sub-Chapter M treatment for 1999 or subsequent years. In addition, under certain circumstances, even if the Company were qualified for Sub-Chapter M treatment in 1999 and elected Sub-Chapter M treatment for that year, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a C Corporation, rather than a RIC.

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

    The IRS recently announced an intention to issue formal guidance in 1999 concerning conversions of C Corporation to RIC's. Such guidance may include resolution of certain issues relevant to the conversion of the Company from a C Corporation to a RIC.

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

     Under Alternative C: 100 percent of net capital gain retained by the Company, with no designated undistributed capital gain dividend:

          1. The Company pays a corporate level income tax of 35 percent on the retained gain or $.35 per share plus an excise tax of four percent of $.98 per share, or about $.04 per share.

          2. There is no tax consequence at the shareholder level.

*Assumes all capital gains qualify for long-term rates of 20 percent.

Risk Factors

Investment in Small, Private Companies

     There are significant risks inherent in the Company's venture capital business. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth and have not attained profitability or have no history of operations. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Company expects that some of its venture capital investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential. The Company has been risk-seeking rather than risk-averse in its approach to venture capital and other investments. Neither the Company's investments nor an investment in the Company is intended to constitute a balanced investment program. The Company has in the past relied and continues to rely to a large extent upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses. Accordingly, the inability to liquidate assets could have an adverse effect on the Company's ability to meet its operating expenses in the ordinary course.

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

Forward-Looking Statements

    The information contained herein contains certain forward-looking statements. These statements include the plans and objectives of management for future operations and financial objectives, portfolio growth and availability of funds. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are set forth herein. Other factors that could cause actualresults to differ materially include the uncertainties of economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements included herein are reasonable, any of the assumptions could be inaccurate and therefore there can be no assurance that the forward-looking statements included or incorporated by reference herein will prove to be accurate. Therefore, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Company's business activities contain elements of risk. The Company considers the principal type of market risk to be valuation risk.
Investments are stated at "fair value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission. All assets are valued at fair value as determined in good faith by, or under the direction of, the Board of Directors. See the Asset Valuation Guidelines in the Footnote to Consolidated Schedule of Investments.

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

     The Company manages its market risk by maintaining a portfolio of equity interests that is diverse by industry, geographic area, property type, size of individual investment and borrower. However, neither the Company's investments nor an investment in the Company is intended to constitute a balanced investment program. The Company does have exposure to public-market price fluctuations to the extent of its publicly traded portfolio.

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

     Since there is typically no public market for the equity interests of the small companies in which the Company invests, the valuation of the equity interests in the Company's portfolio is subject to the estimate of the Company's Board of Directors in accordance with the Company's Asset Valuation Policy Guidelines. In the absence of a readily ascertainable market value, the estimated value of the Company's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in valuation are recorded in the Company's consolidated statements of operations as "Net increase (decrease) in unrealized appreciation on investments."

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
        Not Applicable

Item 2. Changes in Securities and Use of Proceeds
        Not Applicable

Item 3. Defaults Upon Senior Securities
        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        On Wednesday, April 28th, 1999, the Company held its Annual Meeting of Shareholders for the following purposes: 1) to elect directors of the Company; and 2) to ratify, confirm and approve the Board of Directors' selection of Arthur Andersen LLP as the Company's independent public accountant for its fiscal year ending December 31, 1999. At the close of business on the record date (March 8, 1999), an aggregate of 10,436,648 shares of common stock were issued and outstanding.

        All of the nominees at the April 28, 1999 Annual Meeting were elected directors:

             Nominees             For       Withheld
       Dr. C. Wayne Bardin       9,602,691    112,800
       Dr. Phillip A. Bauman     9,602,691    112,800
       G. Morgan Browne          9,602,391    113,100
       Harry E. Ekblom           9,602,076    113,415
       Dugald A. Fletcher        9,601,776    113,715
       Charles E. Harris         9,601,391    114,100
       Glenn E. Mayer            9,602,076    113,415
       James E. Roberts          9,602,691    112,800


        Mr. William R. Polk did not stand for re-election.

        With respect to proposal number two, described as a proposal "to ratify, confirm and approve the Board of Directors' selection of Arthur Andersen LLP" as the Company's independent public accountant for its fiscal year ending December 31, 1999, the affirmative votes cast were 9,618,491, the negative votes cast were 72,100 and those abstaining were 24,900.

Item 5. Other Information
        Recent Sales of Unregistered Securities
        None

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

        11.0* Computation of per share earnings. See Consolidated Statements of Operations.

        27.0*  Financial Data Schedule.

       (b) The Company did not file any reports on Form 8-K during the six months ended June 30, 1999.

EXHIBIT INDEX

Item Number (of Item 601 of Regulation S-K)

         27. Financial Data Schedule

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Harris & Harris Group, Inc.


                                   By: /s/ Rachel M. Pernia
                                   Rachel M. Pernia, Vice President
                                   Treasurer, Controller and Principal
                                   Accounting Officer


Date: August 13, 1999