Form 10-Q
period 1999-09-30
HARRIS & HARRIS GROUP INC /NY/
filed 1999-11-15
CIK 893739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                     Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

          For quarterly period ended September 30, 1999

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

                 Yes   x               No
                     -------              ------
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                        Outstanding at October 18, 1999
---------------------------------------    ----------------------------------
Common Stock, $0.01 par value per share              9,240,831 shares



                          Harris & Harris Group, Inc.
                         Form 10-Q, September 30, 1999

                               TABLE OF CONTENTS

                                                           Page Number
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial  Statements . . . . . . . .      1

Consolidated Statements of Assets and Liabilities. . . . .      3

Consolidated Statements of Operations. . . . . . . . . . .      4

Consolidated Statements of Cash Flows. . . . . . . . . . .      5

Consolidated Statements of Changes in Net Assets . . . . .      6

Consolidated Schedule of Investments . . . . . . . . . . .      7

Notes to Consolidated Financial Statements . . . . . . . .     16

Item 2.  Management's Discussion and Analysis of
Financial Condition  and Results of Operations

Financial Condition. . . . . . . . . . . . . . . . . . . .     23

Results of Operations. . . . . . . . . . . . . . . . . . .     25

Liquidity and Capital Resources. . . . . . . . . . . . . .     28

Risk Factors . . . . . . . . . . . . . . . . . . . . . . .     31

Item 3.  Quantitative and Qualitative Disclosures About
Market Risk                                                    33

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . .     35
Item 2.  Changes in Securities and Use of Proceeds . . . .     35
Item 3.  Defaults Upon Senior Securities . . . . . . . . .     35
Item 4.  Submission of Matters to a Vote of Security
         Holders . . . . . . . . . . . . . . . . . . . . .     35
Item 5.  Other Information . . . . . . . . . . . . . . . .     35
Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . .     35

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . .     35
Signature  . . . . . . . . . . . . . . . . . . . . . . . .     36



                          Harris & Harris Group, Inc.
                         Form 10-Q, September 30, 1999


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

      On September 25, 1997, the Company's Board of Directors approved a proposal to seek qualification of the Company as a Regulated Investment Company ("RIC") under Sub-Chapter M of the Internal Revenue Code (the "Code"). At that time, the Company was taxable under Sub-Chapter C of the Code (a "C Corporation"). On April 8, 1998, the Company announced that it had received a certification from the Securities and Exchange Commission ("SEC") for 1997 relating to the Company's status under section 851(e) of the Code. That certification was necessary for the Company to qualify as a RIC for 1997. Although the SEC certification for 1997 was issued, there can be no assurance that the Company will receive such certification for 1999 or subsequent years (to the extend it needs additional certification as a result of changes in its portfolio) or that it will qualify as a RIC in 1999 or that if it does qualify in 1999, it will continue to qualify in subsequent years.

      Pursuant to the Company's receipt of the section 851(e) certification and its intention to qualify as a RIC, in 1998 the Company's Board of Directors declared and paid a one-time cash dividend of $0.75 per share, for a total of $8,019,728, to meet one of the Company's requirements for qualification for Sub-Chapter M tax treatment. On February 17, 1999, the Company received rulings from the Internal Revenue Service (the "IRS") regarding other issues relevant to the Company's tax status as a RIC. (See "Note 6 of Notes to Consolidated Financial Statements" contained in "Item 1. Consolidated
Financial Statements" & "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Sub-Chapter M Status.")

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

      As of December 31, 1998, the Company had a net operating and capital loss carryforward of approximately $7 million. The Company intends to use the $7 million tax loss carryforward to offset the long-term capital gain realized when the Company sold its interest in NBX Corporation in 1999. The Company anticipates realizing a tax benefit of approximately $2.5 million as a result of such offset.

      The Company changed the nature of its ownership interest in the non-qualifying investee company (under the RIC regulations) effective January 1, 1999 in order to meet the Sub-Chapter M requirements. However, there can be no assurance that the Company will qualify for Sub-Chapter M treatment for 1999 or subsequent years. In addition, under certain circumstances, even if the Company were qualified for Sub-Chapter M treatment in 1999 and elected Sub-Chapter M treatment for 1999, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a C Corporation, rather than a RIC.

             CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                  ASSETS

                                 September 30, 1999        December 31, 1998
                                     (Unaudited)                (Audited)

Investments, at value (See
  accompanying schedule of
  investments and notes). . . . . $    26,578,612          $      24,532,191
Cash and cash equivalents . . . .         216,054                    164,143
Funds in escrow (Note 7). . . . .       1,327,748                          0
Receivable from brokers . . . . .               0                    380,707
Interest receivable . . . . . . .          63,176                        666
Note receivable . . . . . . . . .          32,663                     32,663
Prepaid expenses. . . . . . . . .          31,622                     90,649
Other assets. . . . . . . . . . .         146,419                    157,840
                                  ---------------          -----------------
Total assets. . . . . . . . . . . $    28,396,294          $      25,358,859
                                  ===============          =================

                              LIABILITIES & NET ASSETS

Accounts payable and accrued
  liabilities . . . . . . . . . . $       433,910           $        505,118
Accrued profit sharing (Note 5) .       2,747,383                  1,323,559
Deferred rent . . . . . . . . . .          35,469                     42,409
Deferred income tax liability
  (Note 6). . . . . . . . . . . .       1,705,509                    931,064
                                  ---------------           ----------------
Total liabilities . . . . . . . .       4,922,271                  2,802,150
                                  ---------------           ----------------
Commitments and contingencies (Note 7)

Net assets. . . . . . . . . . . . $    23,474,023           $     22,556,709
                                  ===============           ================
Net assets are comprised of:
Preferred stock, $0.10 par value,
  2,000,000 shares authorized;
  none issued . . . . . . . . . . $             0           $              0
Common stock, $0.01 par value,
  25,000,000 shares authorized;
  10,692,971 issued at 9/30/99
  and 12/31/98. . . . . . . . . .         106,930                    106,930
Additional paid in capital. . . .      16,159,504                 16,158,381
Accumulated net realized income
  (deficit) . . . . . . . . . . .       1,897,300                   (525,177)
Accumulated unrealized appreciation
  of investments, net of deferred
  tax liability of $1,705,509 at
  9/30/99 and $3,410,884 at
  12/31/98. . . . . . . . . . . .       7,847,769                  6,996,664
Treasury stock at cost, 1,452,140
  shares at 9/30/99 and 101,739
  shares at 12/31/98 (Note 4) . .      (2,537,480)                  (180,089)
                                  ----------------           ----------------
Net assets. . . . . . . . . . . . $    23,474,023            $    22,556,709
                                  ----------------           ----------------
Total net assets and liabilities. $    28,396,294            $    25,358,859
                                  ================           ================
Shares outstanding. . . . . . . .       9,240,831                 10,591,232
                                  ----------------           ----------------
Net asset value per
  outstanding share . . . . . . . $          2.54            $          2.13
                                  ===============            ================

        The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                            Three Months Ended          Nine Months Ended
                            Sept.         Sept.         Sept.        Sept.
                            30, 1999      30, 1998      30, 1999     30, 1998
Investment income:
  Interest from:
    Fixed-income securities.$    64,349   $    46,571   $  185,557   $  314,237
    Affiliated companies . .     19,196        22,649       28,513      109,133
  Other income . . . . . . .      3,722       135,680        4,022      143,028
                            -----------   -----------   ----------   ----------
    Total investment income.     87,267       204,900      218,092      566,398

Expenses:
  Salaries and benefits. . .    182,130       182,136      574,463      646,284
  Profit-sharing accrual
   (reversal) (Note 5) . . .      5,254             0    1,423,824     (423,808)
  Administration and
   operations. . . . . . . .     53,542        74,346      241,421      272,294
  Professional fees. . . . .     95,013        66,767      219,003      246,866
  Rent . . . . . . . . . . .     39,799        40,522      122,555      118,137
  Directors' fees and
   expenses. . . . . . . . .     19,500        31,252       82,616      101,385
  Depreciation . . . . . . .     12,500        12,500       37,500       37,500
  Custodian fees . . . . . .      3,713         2,253        6,996        8,451
  Interest expense (Note 7).          0        11,963            0       85,378
                            -----------   -----------   ----------   -----------
    Total expenses . . . . .    411,451       421,739    2,708,378    1,092,487
                            -----------   -----------   ----------   -----------
  Operating loss before
   income taxes. . . . . . .   (324,184)     (216,839)  (2,490,286)    (526,089)
  Income tax (provision)
   (Note 6). . . . . . . . .          0      (743,949)           0   (1,137,192)
                            ------------  ------------  ----------- ------------
Net operating loss . . . . .   (324,184)     (960,788)  (2,490,286)  (1,663,281)

Net realized (loss) gain on sale of investments:
  Realized (loss) gain on
   investments . . . . . . .    (86,217)     (787,873)  11,039,600     (200,696)
                            ------------   -----------  ----------  ------------
     Total realized (loss)
       gain. . . . . . . . .    (86,217)     (787,873)  11,039,600     (200,696)
  Income tax (provision)
   (Note 6). . . . . . . . .          0             0   (2,479,820)           0
                            ------------   -----------  ----------- ------------
  Net realized (loss) gain
    on sale of investments .    (86,217)     (787,873)   8,559,780     (200,696)
                            ------------    ----------  ----------   -----------
Net realized (loss) income .   (410,401)   (1,748,661)   6,069,494   (1,863,977)

Net increase (decrease) in unrealized appreciation on investments:
  Increase as a result of
    investment sales . . . .     73,446       554,687      559,352      665,312
  Decrease as a result of
   investment sales. . . . .    (98,895)     (170,468)  (4,939,595)    (963,680)
  Increase on investments
   held. . . . . . . . . . .  1,803,900         2,262    4,859,080    3,779,954
  Decrease on investments
   held. . . . . . . . . . .   (357,853)   (2,271,010)  (1,333,107)  (8,687,643)
                             -----------  ------------- ------------ -----------
    Change in unrealized appreciation
    on investments . . . . .  1,420,598    (1,884,529)    (854,270)  (5,206,057)
  Income tax benefit
   (Note 6). . . . . . . . .     29,096       743,949     1,705,375   1,704,889
                             -----------  ------------- ------------ -----------
  Net increase (decrease) in
    unrealized appreciation
    on investments . . . . .  1,449,694    (1,140,580)      851,105  (3,501,168)
                             ----------   ------------   ---------- ------------
Net increase (decrease) in net assets from operations:
  Total. . . . . . . . . . . $1,039,293   $(2,889,241)   $6,920,599 $(5,365,145)
                             ==========   ============   ========== ============
  Per outstanding share. . . $     0.11   $     (0.27)   $     0.75 $    (0.51)
                             ==========   ============   ========== ============
          The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   Nine Months Ended       Nine Months Ended
                                   September 30, 1999      September 30, 1998

Cash flows from operating activities:
Net increase (decrease) in net
  assets resulting from operations.     $   6,920,599      $      (5,365,145)
Adjustments to reconcile net
increase (decrease) in net assets
from operations to net cash used
in operating activities:
 Net realized and unrealized
   (gain) loss on investments . . .       (10,185,330)             5,406,753
 Deferred income taxes. . . . . . .           774,445               (667,697)
 Depreciation . . . . . . . . . . .            37,500                 37,500

Changes in assets and liabilities:
 Funds in escrow (Note 7) . . . . .        (1,327,748)                     0
 Receivable from brokers. . . . . .           380,707                      0
 Interest receivable. . . . . . . .           (62,510)                78,457
 Collection on notes receivable . .            10,000                      0
 Prepaid expenses . . . . . . . . .            59,027                 35,702
 Other assets . . . . . . . . . . .           (18,326)                (4,855)
 Accounts payable and accrued
   liabilities. . . . . . . . . . .           (71,208)              (316,227)
 Accrued profit sharing (Note 5). .         1,423,824                      0
 Deferred rent. . . . . . . . . . .            (6,940                 (6,940)
 Purchase of fixed assets . . . . .            (7,754)                (8,300)
                                        --------------          -------------
 Net cash used in operating
  activities. . . . . . . . . . . .        (2,073,714)              (810,752)

Cash flows from investing activities:
 Net (purchase) sale of short-term
   investments and marketable
   securities . . . . . . . . . . .        (1,368,720)             13,934,302
 Proceeds from sale of private
   placement investment . . . . . .        12,274,631                       0
 Investment in private placements
   and loans. . . . . . . . . . . .        (2,777,001)               (960,308)
                                         -------------         ---------------
 Net cash provided by investing
  activities. . . . . . . . . . . .         8,128,910              12,973,994

Cash flows from financing activities:
 Payment of dividend . . . . . . . .       (3,647,017)             (8,019,728)
 Payment of note payable (Note 7). .                0              (4,000,000)
 Proceeds from sale of treasury
   stock (Note 4). . . . . . . . . .           17,283                  40,604
 Purchase of treasury stock
   (Note 4). . . . . . . . . . . . .       (2,373,551)               (199,802)
                                         -------------         ---------------
 Net cash used in financing
  activities . . . . . . . . . . . .       (6,003,285)            (12,178,926)

Net increase (decrease) in cash and cash equivalents:
 Cash and cash equivalents at
   beginning of the period . . . . .          164,143                 145,588
 Cash and cash equivalents at end
   of the period . . . . . . . . . .          216,054                 129,904
                                         -------------         ---------------
 Net increase (decrease) in cash
  and cash equivalents . . . . . . .     $     51,911          $      (15,684)
                                         ============          ===============
Supplemental disclosures of cash flow information:
 Income taxes paid . . . . . . . . .     $      1,407          $           372
 Interest paid . . . . . . . . . . .     $          0          $        85,378

    The accompanying notes are an integral part of these consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                 (Unaudited)

                                 Three Months Ended     Nine Months Ended
                                 Sept.      Sept.       Sept.        Sept.
                                 30, 1999   30, 1998    30, 1999     30, 1998

Changes in net assets from operations:

   Net operating loss. . . .  $(324,184)  $ (960,788)  $(2,490,286) $(1,663,281)
   Net realized (loss) gain
    on investments . . . . .    (86,217)    (787,873)    8,559,780     (200,696)
   Net (decrease) increase in
    unrealized appreciation
    on investments as a result
    of sales . . . . . . . .    (25,449)     384,219    (4,380,243)    (298,368)
   Net increase (decrease)
    in unrealized appreciation
    on investments held. . .  1,475,143   (1,524,799)    5,231,348   (3,202,800)
                             ----------- ------------  ------------  -----------
   Net increase (decrease) in
     net assets resulting
     from operations . . . .  1,039,293   (2,889,241)    6,920,599   (5,365,145)


Changes in net assets from capital
   stock transactions:

   Payment of dividends. . .          0            0    (3,647,017)  (8,019,728)
   Proceeds from sale of
     treasury stock (Note 4).         0       10,877        17,283       40,604
   Purchase of treasury stock
     (Note 4) . . . . . . .  (1,832,831)     (34,088)   (2,373,551)    (199,802)
                             -----------   ----------   -----------  -----------
   Net decrease in net assets
     resulting from capital
     stock transactions . .  (1,832,831)     (23,211)   (6,003,285)  (8,178,926)
                             -----------   ----------   -----------  -----------
Net (decrease) increase in
  net assets. . . . . . . .    (793,538)  (2,912,452)      917,314  (13,544,071)

Net assets:

   Beginning of the period.   24,267,561  23,023,315    22,556,709   33,654,934
                             ----------- -----------   -----------  -----------
   End of the period. . . .  $23,474,023 $20,110,863   $23,474,023  $20,110,863
                             =========== ===========   ===========  ===========

    The accompanying notes are an integral part of these consolidated financial statements.

          CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 1999
                                (Unaudited)

                                Method of          Shares/
                               Valuation (3)       Principal     Value

 Investments in Unaffiliated Companies (11)(12) --
     41.4% of total investments

 Publicly Traded Portfolio (Common stock unless noted otherwise) --
     6.3% of total investments

     ATG, Inc. (1)(4) --
       Radioactive and hazardous
       waste management services . . . (C)          20,000   $  100,000

     Nanophase Technologies
       Corporation (1)(6)(13) --
       Manufactures and markets
       inorganic crystals of
       nanometric dimensions --
       4.60% of fully diluted equity.  (C)         672,916    1,059,870

     Somnus Medical Technology, Inc. (1) --
       Biotechnology and
       healthcare related . . . . . . .(C)         200,000      512,500
                                                            ------------

Total Publicly Traded Portfolio (cost: $1,920,153). . .      $1,672,370


          The accompanying notes are an integral part of this
                            consolidated schedule.

            CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 1999
                                  (Unaudited)

                                 Method of          Shares/
                                 Valuation (3)      Principal      Value

Private Placement Portfolio (Illiquid) (11)(12)(13)
    -- 35.1% of total investments

   Alliance Pharmaceutical Corp.(1)(2)(4) --
      Research and development of
      pharmaceutical products -- $1,200,000
      subordinated 6% notes due 5/20/02
      convertible into 600,000 common shares
      @ $2.00 per share . . . . . . . . (C)        $1,200,000
      Warrants convertible into
      200,000 common shares @ $2.45
      expiring 5/20/04. . . . . . . . . (C)           200,000  $  3,329,750

   Exponential Business Development Company (1)(2)(5) --
      Venture capital partnership
      focused on early stage companies
      Limited partnership interest. . . (A)              --          25,000

   Genomica Corporation (1)(2)(5)(6)(8) --
      Develops software that enables the
      study of complex genetic diseases --
      4.97% of fully diluted equity
      Common Stock. . . . . . . . . . . (B)          199,800
      Series A Voting
      Convertible Preferred Stock . . . (B)        1,660,200     1,209,730

   Kriton Medical, Inc. (1)(2)(4)(5) --
      Research and development of
      medical devices -- 1.88% of fully
      diluted equity
      Series B Convertible
      Preferred Stock . . . . . . . . . (A)         476,191     1,000,001

   MedLogic Global Corporation (1)(2)(5) --
      Medical cyanoacrylate adhesive -- 0.37%
      of fully diluted equity
      Series B Convertible
      Preferred Stock . . . . . . . . . (B)          54,287
      Common Stock. . . . . . . . . . . (B)          25,798        565,977

   SciQuest.com, Inc. (1)(2)(7) --
      Internet e-commerce source for
      scientific products -- 2.30% of
      fully diluted equity
      Series C Convertible
      Preferred Stock . . . . . . . . . (B)         277,163
      Common Stock. . . . . . . . . . . (B)          26,822      3,200,962
                                                               -----------
Total Private
      Placement Portfolio (cost: $5,111,080) . . . . . . .     $ 9,331,420
                                                               -----------
Total Investments
      in Unaffiliated Companies (cost: $7,031,233) . . . ..    $11,003,790

   The accompanying notes are an integral part of this consolidated schedule.

            CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 1999
                                     (Unaudited)

                                       Method of      Shares/
                                      Valuation (3)   Principal      Value

Private Placement Portfolio in
   Non-Controlled Affiliates (11)(13) (Illiquid)
   -- 40.9% of total investments

   InSite Marketing Technology, Inc. (1)(2)(5)(9)
      -- Integrates marketing science and
      sales strategy into e-commerce
      -- 6.92% of fully diluted equity
      Common Stock . . . . . . . . . .    (A)       1,351,351    $   500,000

   NeuroMetrix, Inc. (1)(2)(6)
      -- Medical devices for monitoring
      neuromuscular disorders -- 16.23%
      of fully diluted equity
      Series A Convertible
      Preferred Stock. . . . . . . . .    (B)        175,000
      Series B Convertible
      Preferred Stock. . . . . . . . .    (B)        125,000
      Series C-2 Convertible
      Preferred Stock. . . . . . . . .    (B)        229,620       5,958,225

   PHZ Capital Partners Limited
      Partnership (2)(10) -- Organizes
      and manages investment partnerships
      -- 20.0% of fully diluted equity
      Limited partnership interest . .    (D)          --          1,637,112

   Questech Corporation (1)(2)(5)(6)
      -- Manufactures and markets
      proprietary decorative tiles
      and signs -- 12.38% of fully diluted
      equity
      Common Stock . . . . . . . . . .    (D)       565,792        2,263,168
      Warrants at $4.00
      expiring 11/28/01. . . . . . . .    (A)       166,667              167

   Sundial Marketplace Corporation
      (1)(2)(4)(5)(6) -- Internet retailer
      offering telecommunications products
      and services -- 20% of fully diluted equity
      Series A Convertible
      Preferred Stock . . . . . . . .     (A)    2,000,000          500,000
                                                                -----------
Total Private Placement Portfolio
   in Non-Controlled Affiliates (cost: $5,278,102). . . . .     $10,858,672

   The accompanying notes are an integral part of this consolidated schedule.

                CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 1999
                                  (Unaudited)

                                     Method of       Shares/
                                     Valuation (3)   Principal      Value

U.S. Government Obligations -- 17.7% of total investments

   U.S. Treasury Bill dated 2/25/99 due date
      10/7/99 -- 4.6% yield. . . . . .(K)        $  550,000     $   549,582
   U.S. Treasury Bill dated 3/4/99 due date
      11/12/99 -- 4.5% yield  . . . . (K)        $ 1,000,000        994,800
   U.S. Treasury Bill dated 3/11/99 due date
      11/26/99 -- 4.5% yield  . . . . (K)        $ 1,000,000        992,940
   U.S. Treasury Bill dated 3/25/99 due date
      12/30/99 -- 4.7% yield  . . . . (K)        $   600,000        592,908
   U.S. Treasury Bill dated 12/10/98 due date
      12/9/99 -- 4.8% yield . . . . . (K)        $ 1,600,000      1,585,920
                                                                 ----------
Total U.S. Government
   Obligations (cost: $4,715,999)  . . . . . . . . . . . .      $ 4,716,150
                                                                -----------
Total Investments -- 100% (cost: $17,025,334). . . . . . .      $26,578,612
                                                                ===========

The accompanying notes are an integral part of this consolidated schedule.

            CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 1999
                                (Unaudited)


 Notes to Consolidated Schedule of Investments

 (1) Represents a non-income producing security. Equity investments that have not paid dividends within the last twelve months are considered to be non-incomeproducing securities.
 (2) Legal restrictions on sale of investment.
 (3) See Footnote to Consolidated Schedule of Investments for a description of the Method of Valuation A to L under Asset Valuation Policy Guidelines set forth below.
 (4) These investments were made during 1999. Accordingly, the amounts shown on the schedule represent the gross additions in 1999.
 (5) No changes in valuation occurred in these investments during the nine months ended September 30, 1999.
 (6) These investments are development stage companies. A development stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either has not yet commenced its planned principal operations or has commenced such operations but has not realized significant revenue from them.
 (7) In September 1998, SciQuest.com, Inc. acquired BioSupplyNet, Inc. On September 20, 1999, SciQuest.com, Inc. filed a Form S-1 Registration Statement. See Note 8 of Notes to Consolidated Financial Statements.
 (8) In 1996, Genomica Corporation was cofounded by the Company, Cold Spring Harbor Laboratory ("CSHL"), a not-for-profit institution, and Falcon Technology Partners, LP. Mr. G. Morgan Browne serves on the Board of Directors of the Company and is Administrative Director of CSHL. In late 1998, Mr. Charles E. Harris, Chairman and CEO of Harris & Harris Group became a trustee of CSHL.
 (9) On October 5, 1999, Silknet Software, Inc. acquired InSite Marketing Technology, Inc. See Note 8 of Notes to Consolidated Financial Statements.
(10) Harris Partners I L.P. owns a 20 percent limited partnership interest in PHZ Capital Partners L.P.  The partners of Harris Partners I L.P.
     are Harris & Harris Enterprises, Inc. (sole general partner) and Harris & Harris Group, Inc. (sole limited partner). Harris & Harris Enterprises, Inc. is a 100 percent owned subsidiary of Harris & Harris Group, Inc.
(11) Investments in unaffiliated companies consist of investments in which Harris & Harris Group, Inc. (the "Company") owns less than five percent of the investee company. Investments in non-controlled affiliated companies consist of investments where the Company owns more than five percent but less than 25 percent of the investee company. Investments in controlled affiliated companies consist of investments where the Company owns more than 25 percent of the investee company.
(12) The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $7,031,233. The gross unrealized appreciation based on the tax cost for these securities is $4,688,138. The gross unrealized depreciation based on the tax cost for these securities is $715,581.
(13) The percentage ownership of each investee company disclosed in the Consolidated Schedule of Investments expresses the potential common
     equity interest in each such investee.  The   calculated percentage
     represents the amount of the issuer's common stock the Company owns or can acquire as a percentage of the issuer's total outstanding common stock plus common shares reserved for issued and outstanding warrants, convertible securities and stock options.

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

     The Company's valuation policy with respect to the five broad investment categories is as follows:

EQUITY-RELATED SECURITIES

     Equity-related securities are carried at fair value using one or more of the following basic methods of valuation:

   A. Cost: The cost method is based on the original cost to the Company. This method is generally used in the early stages of a company's development until significant positive or negative events occur subsequent to the date of the original investment that dictate a change to another valuation method. Some examples of such events are: 1) a major recapitalization; 2) a major refinancing; 3) a significant third-party transaction; 4) the development of a meaningful public market for the company's common stock; and 5) significant positive or negative changes in the company's business.

   B. Private Market: The private market method uses actual third-party transactions in the company's securities as a basis for valuation, using actual, executed, historical transactions in the company's securities by responsible third parties. The private market method may also use, where applicable, unconditional firm offers by responsible third parties as a basis for valuation.

   C.  Public Market:   The public market method is used when there is an
established public market for the class of the portfolio company's securities held by the Company. The Company discounts market value for securities that are subject to significant legal, contractual or practical restrictions, including large blocks in relation to trading volume. Other securities, for which market quotations are readily available, are carried at market value as of the time of valuation.

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

  G. Analytical Method: The analytical method is used to value an investment after analysis of the best available outside information where the factual information available to the Company dictates that an investment should no longer be valued under either the cost or private market method. This valuation method is inherently imprecise and ultimately the result of reconciling the judgments of the Company's Investment and Valuation
Committee members. The resulting valuation, although stated as a precise number, is necessarily within a range of values that vary depending upon the significance attributed to the various factors being considered. Some of the factors considered may include the results of research and development, product development progress, commercial prospects, and terms of patent and projected markets.


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

     On September 25, 1997, the Company's Board of Directors approved a proposal to seek qualification as a Regulated Investment Company ("RIC") under Sub-Chapter M of the Internal Revenue Code. As a RIC, the Company must, among other things, distribute at least 90 percent of its net investment company taxable income and may either distribute or retain its taxable net capital gains on investments. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Sub-Chapter M Tax Status.") There can be no assurance that the Company will qualify as a RIC or that if it does qualify, it will continue to qualify. In addition, even if the Company were to qualify as a RIC during a year, and elected Sub-Chapter M treatment for that year, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a C Corporation, rather than as a RIC.

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

     Portfolio Investment Valuations. Investments are stated at "fair value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission. All assets are valued at fair value as determined in good faith by, or under the direction of, the Board of Directors. See the Asset Valuation Policy Guidelines in the Footnote to Consolidated Schedule of Investments.

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

     Income Taxes. The September 30, 1999 consolidated financial statements include a provision for deferred taxes on the net unrealized gains as of December 31, 1998. (See Note 6. Income Taxes.) The consolidated financial statements do not include a provision for deferred income taxes on the increase in the unrealized appreciation during 1999.

     Reclassifications. Certain reclassifications have been made to the September 30, 1998 financial statements to conform to the September 30, 1999 presentation.

     Estimates by Management. The preparation of the consolidated financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 1999 and December 31, 1998, and the reported amounts of revenues and expenses for the three and nine months ended September 30, 1999 and 1998. Actual results could differ from these estimates.

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

NOTE 4.  CAPITAL TRANSACTIONS

     In 1998, the Board of Directors approved that effective January 1, 1998, 50 percent of all Directors' fees be used to purchase Company common stock from the Company. However, effective on March 1, 1999, the directors may purchase the Company's common stock in the open market, rather than directly from the Company. During 1998 and 1999, the directors bought a total of 30,307 shares directly from the Company.

     On April 15, 1998, the Company announced that the Board of Directors had approved the purchase of up to 700,000 shares of Company stock in the open market. As of September 30, 1999, the Company had purchased a total of 401,878 shares for a total of $795,509 at an average of $1.98 per share. However, the treasury shares purchased were decreased by the directors' purchases of a total of 30,307 shares of Company stock.

     On July 14, 1999, the Company announced an offer to purchase up to 1,100,000 shares of its common stock for cash at a price equal to $1.63 per share. A total of 1,080,569 shares were tendered for a total cost, including related expenses of approximately $71,500, of $1,832,831. Of these shares, 1,075,269 were tendered by one shareholder, which tendered all of its holdings.

     In total, as a result of the shares purchased in the open market and through the tender offer, the Company has purchased 1,482,447 shares for a total of $2,628,340, including commissions and expenses, at an average price of $1.77.

NOTE 5.  EMPLOYEE BENEFITS

     The Company has an employment and severance contract ("Employment Contract") with its Chairman, Charles E. Harris, pursuant to which he is to receive compensation in the form of salary and other benefits. On January 1, 1998 Mr. Harris's Employment Contract was amended to reduce his salary to $200,000 and to allow him to participate in other business opportunities and investments. The term of this contract was to expire on December 31, 1999. Base salary was to be increased annually to reflect inflation and in addition could be increased by such amount as the Compensation Committee of the Board of Directors of the Company deems appropriate. In addition, Mr. Harris would have been entitled, under certain circumstances, to receive severance pay under the employment and severance contracts. On October 19, 1999, Mr. Harris signed an Employment Agreement with the Company, disclosed in a Form 8-K filed on October 27, 1999, replacing the employment agreement which was to expire on December 31, 1999.

     As of January 1, 1998, the Company cancelled its stock option plan and implemented the Harris & Harris Group, Inc. Employee Profit Sharing Plan (the "Plan") that provides for profit sharing equal to 20 percent of the net realized income of the Company as reflected on the consolidated statement of operations of the Company for such year, less the nonqualifying gain, if any. Under the Plan, net realized income of the Company includes investment income, realized gains and losses, and operating expenses (including taxes paid or payable by the Company), but it will be calculated without regard to dividends paid or distributions made to shareholders, payments under the Plan, unrealized gains and losses, and loss carry-overs from other years ("Qualifying Income"). The portion of net after-tax realized gains attributable to asset values as of September 30, 1997 will be considered nonqualifying gain, which will reduce Qualifying Income.

     As soon as practicable following the year-end audit, the Board of Directors will determine whether, and if so how much, Qualifying Income exists for a plan year, and 90 percent of the Qualifying Income will be paid out to Plan participants pursuant to the distribution percentages set forth in the Plan.
The remaining 10 percent will be paid out after the Company has filed its federal tax return for that year in which Qualifying Income exists. The distribution amounts for each officer and employee is as follows: Charles
E. Harris, 13.79 percent; Mel P. Melsheimer, 4.233 percent; Rachel M. Pernia,
1.524 percent; and Jacqueline M. Matthews, 0.453 percent. If a participant leaves the Company for other than cause, the amount earned will be accrued and paid to such participant.

     Notwithstanding any provisions of the Plan, in no event may the aggregate amount of all awards payable for any Plan year during which the Company remains a BDC within the meaning of the 1940 Act be greater than 20 percent of the Company's "net income after taxes" within the meaning of Section 57(n)
(1)(B) of the 1940 Act. In the event the awards exceed such amount, the awards will be reduced pro rata.

     The Plan may be modified, amended or terminated by the Company's Board of Directors at any time; provided however, no such modification, amendment or termination may adversely affect any participant who has not consented to such modification, amendment or termination.

     The Company calculates the Plan accrual at each quarter end based on the realized and unrealized gains at that date, net of operating expenses for the year. Any adjustments to the Plan accrual are then reflected in the Consolidated Statements of Operations for the quarter. The Plan accrual is not paid out until the gains are realized. The Plan profit-sharing resulting from the realized gains during 1999 net of operating expenses for the year, will be paid out as soon as practicable following year end. During the third quarter of 1999, the Company accrued profit-sharing expense of $5,254, bringing the cumulative accrual under the Plan to $2,747,383 at September
30, 1999.

     As of January 1, 1989, the Company adopted an employee benefits program covering substantially all employees of the Company under a 401(k) Plan and Trust Agreement. The Company's contribution to the plan is determined by the Compensation Committee in the fourth quarter.

     On June 30, 1994, the Company adopted a plan to provide medical and health coverage for retirees, their spouses and dependents who, at the time of their retirement, have 10 years of service with the Company and have attained 50 years of age or have attained 45 years of age and have 15 years of service with the Company. On February 10, 1997, the Company amended this plan to include employees who "have seven full years of service and have attained 58 years of age." The coverage is secondary to any government provided or subsequent employer provided health insurance plans. Based upon actuarial estimates, the Company provided an original reserve of $176,520 that was charged to operations for the period ending June 30, 1994. As of September 30, 1999, the Company had a reserve of $283,305 for the plan.

NOTE 6. INCOME TAXES

     As of December 31, 1998, the Company had not elected tax treatment available to a RIC under Sub-Chapter M of the Code. Accordingly, for federal and state income tax purposes, the Company was taxed at statutory corporate rates on its income, which enabled the Company to offset any prior years' losses against 1998 income. Following that offset, the Company had approximately a $7 million loss carryforward. The Company intends to use the approximate $7 million loss carryforward (which it anticipates will result in a tax credit of approximately $2.5 million) to offset the long-term capital gain realized when the Company sold its interest in NBX Corporation.

     For the three and nine months ended September 30, 1999 and 1998, the Company's income tax (provision) benefit was allocated as follows:

                         Three Months  Three Months  Nine Months  Nine Months
                                Ended         Ended        Ended        Ended
                                Sept.         Sept.        Sept.        Sept.
                             30, 1999      30, 1998     30, 1999      30,1998

Investment operations. . $          0  $  (743,949)  $         0  $(1,137,192)
Realized (loss) gain
  on investments . . . .            0            0    (2,479,820)           0
Net increase (decrease) in
  unrealized appreciation
  on investments . . . .       29,096      743,949     1,705,375    1,704,889
                         ------------  ------------  ------------  ----------
Total income tax
  (provision) benefit. . $     29,096  $         0   $  (774,445)  $  567,697
                         ============  ============  ============  ===========

The above tax (provision) benefit consists of the following:

Current -- Federal       $          0  $         0   $         0  $  (100,000)
Deferred -- Federal            29,096            0      (774,445)     667,697
                         ------------  ------------  ------------ ------------
Total deferred income
 tax (provision) benefit $     29,096  $         0   $  (774,445)  $  567,697
                         ============  ============  ============  ===========

         The Company's net deferred income tax liability at September 30, 1999 and December 31, 1998 consists of the following:

                                   September 30, 1999     December 31, 1998

Tax on unrealized appreciation
  on investments                        $ 1,705,509          $ 3,410,885
Net operating loss and capital
  loss carryforward                               0           (2,479,821)
                                        -----------          ------------
Net deferred income tax liability       $ 1,705,509          $   931,064
                                        ===========          ===========

    On September 25, 1997, the Company's Board of Directors approved a proposal to seek qualification as a RIC under Sub-Chapter M of the Code. As a RIC, the Company annually must distribute at least 90 percent of its investment company taxable income as a dividend and may either distribute or retain its taxable net capital gains from investments. Any capital gains not distributed could be subject to corporate level tax. To initially qualify as a RIC, among other requirements, the Company had to pay a dividend to shareholders equal to the Company's cumulative realized earnings and profits
("E&P").   On April 9, 1998, the Company declared a one-time cash dividend of
$0.75 per share to meet this requirement (for a total of $8,019,728). The cash dividend was paid on May 12, 1998. Continued qualification as a RIC requires the Company to satisfy certain portfolio diversification requirements in future years. The Company's ability to satisfy those requirements may not be controllable by the Company.

    The Company incurred net ordinary and capital losses during the C Corporation taxable years, of which approximately $7 million will be eligible to be carried forward to the Company's 1999 taxable year. Ordinarily, a corporation that elects to qualify as a RIC may not use its ordinary loss carryforwards from C Corporation taxable years to offset RIC investment company taxable income, although a RIC in certain cases may use ordinary and capital loss carryforwards to reduce net capital gains. In addition, a corporation that elects to qualify as a RIC and that makes an appropriate election continues to be taxable as a C Corporation on any gains realized within 10 years of its qualification as a RIC from sales of assets that were held by the corporation on the effective date of the election ("C Corporation Assets") to the extent of any gain built into the assets on such date ("Built-In Gain"). The Company intends to use its approximate $7 million loss carryforward to offset the long term capital gain realized when the Company sold its interest in NBX Corporation. The Company anticipates realizing a tax benefit of approximately $2.5 million as a result of such offset.

    The IRS has announced an intention to issue formal guidance in 1999 concerning conversions of C Corporations to RIC's. Such guidance may include resolution of certain issues relevant to the conversion of the Company from a C Corporation to a RIC.

    There can be no assurance that the Company will qualify as a RIC or that, if it does qualify, it will elect RIC status.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

    During 1993, the Company signed a 10-year lease with sublet provisions for office space. In 1995, this lease was amended to include additional office space. Rent expense under this lease for the three months ended September
30, 1999 and 1998, was $39,799 and $40,522 respectively and $122,555 and
$118,137 for the nine months ended September 30, 1999 and 1998, respectively. Future minimum lease payments in each of the following years are: 2000 -- $178,561; 2001 -- $178,561; 2002 -- $178,561; 2003 -- $101,946.

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

    The Company has a total of $1,475,276 of funds in escrow as a result of the acquisition of NBX Corporation by 3Com Corporation. The funds are in a one-year interest-bearing escrow account for the benefit of the Company, subject to any 3Com Corporation warranty claims associated with its acquisition of NBX Corporation. The Company set up a reserve of 10 percent for any potential claims, therefore the funds in escrow reflect $1,327,748 net of the reserve of $147,528. At this time, the Company does not anticipate any claims against the escrowed funds and expects to receive these proceeds by March 8, 2000.

NOTE 8.  SUBSEQUENT EVENTS

    On September 20, 1999, SciQuest.com, Inc. filed a Form S-1 Registration Statement. The Company anticipates receiving 461,036 (as adjusted for stock split) shares for its investment in SciQuest.com, Inc.

    On October 5, 1999, the Company's interest in InSite Marketing Technology, Inc. was acquired by merger in a tax-free exchange by Silknet Software, Inc. (NASDAQ: SILK). The Company received 40,864 restricted shares of Silknet.

    On October 19, 1999, Mr. Charles E. Harris signed an Employment Agreement with the Company, disclosed in a Form 8-K filed on October 27, 1999, replacing the Employment Agreement which was to expire on December 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The Company accounts for its operations under Generally Accepted Accounting Principles for investment companies. On this basis, the principal measure of its financial performance is captioned "Net increase (decrease) in net assets from operations," which is the sum of three elements. The first element is "Net operating loss," which is the difference between the Company's income from interest, dividends, and fees and its operating expenses, net of applicable income tax benefit. The second element is "Net realized gain (loss) on investments," which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, net of applicable income tax provisions (benefits). These two elements are combined in the Company's financial statements and reported as "Net realized income (loss)." The third element, "Net (decrease) increase in unrealized appreciation on investments," is the net change in the fair value of the Company's investment portfolio, and the reversal of previously recorded unrealized gain (loss) on investments sold or realized during the period, net of decrease in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

    "Net realized gain (loss) on investments" and "Net (decrease) increase in unrealized appreciation on investments" are directly related. When a security is sold to realize a (loss) gain, net unrealized appreciation (increases) decreases and net realized gain (decreases) increases.

Financial Condition

    The Company's total assets and net assets were, respectively, $28,396,294 and $23,474,023 at September 30, 1999, compared with $25,358,859 and
$22,556,709 at December 31, 1998.

    Net asset value per share ("NAV") was $2.54 at September 30, 1999 versus $2.13 at December 31, 1998.

    Among the significant changes which affected total assets, net assets and NAV in the first nine months of 1999 were: 1) the acquisition of NBX Corporation by 3Com Corporation, that increased Harris & Harris Group's net assets by approximately $5,868,568; 2) an increase in the value of the Company's holdings in SciQuest.com, Inc., that increased net assets by approximately $2,350,962; 3) an increase in the value of the Company's holdings in Alliance Pharmaceutical that increased net assets by approximately $2,127,750; 4) the payment of a cash dividend of $0.35 per share, that reduced net assets by approximately $3,647,017; 5) the addition to a deferred income tax liability, that reduced net assets by $774,445; 6) the purchase of 275,648 treasury shares in the open market for a total of $540,720; and the completion of the tender offer of 1,080,569 shares for a total of $1,832,831; and 7) the operating loss that reduced net assets by approximately $2,490,286. (See "Consolidated Statements of Operations" contained in "Item 1. Consolidated Financial Statements.")

    The Company's shares outstanding as of September 30, 1999 were 9,240,831 versus 10,591,232 at December 31, 1998. The Company's outstanding shares were reduced as a result of its purchase in the open market of 243,523 shares in the first quarter and 32,125 shares in the second quarter as well as the tender offer the Company completed in the third quarter for 1,080,569 shares. However, the treasury shares were then decreased by purchases of a total of 30,307 shares of treasury shares by directors. (See "Note 4 of Notes to Consolidated Financial Statements.")

    The Company's financial condition is dependent on the success of its investments. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth or have no history of operations. At September 30, 1999, $20,190,092 or 71.1 percent of the Company's total assets consisted of investments at fair value in private businesses, of which net unrealized appreciation was $9,800,910 before taxes. At December 31, 1998, $19,562,386 or 77.1 percent of the Company's total assets consisted of investments at fair value in private businesses, of which net unrealized appreciation was $10,250,204 before taxes. The decrease in the percentage of private investments from 77.1 percent at December 31, 1998 to 71.1 percent at September 30, 1999 is primarily owing to the acquisition of NBX
Corporation by 3Com Corporation, offset by the additional investments in private businesses.

    A summary of the Company's investment portfolio is as follows:

                                  September 30, 1999  December 31, 1998

Investments, at cost                    $ 17,025,334       $ 14,124,642
Unrealized appreciation                    9,553,278         10,407,549
                                       -------------      -------------
Investments, at fair value              $ 26,578,612       $ 24,532,191
                                       =============      =============

    The accumulated unrealized appreciation on investments net of deferred taxes is $7,847,769 at September 30, 1999, versus $6,996,664 at December 31, 1998.

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

    The following table is a summary of the cash investments made by the Company in its private placement portfolio during the nine months ended September 30, 1999:

     New Investments:                    Amount
     Alliance Pharmaceutical Corp.       $1,202,000
     Kriton Medical, Inc.                 1,000,001
     Sundial Marketplace Corporation        500,000
                                         ----------
     Sub-Total                           $2,702,001

     Exercise of Warrants:
     SciQuest.com, Inc.                      75,000
                                         ----------
     Total                               $2,777,001
                                         ==========

Results of Operations

Investment Income and Expenses:

    The Company realized a net operating loss of $2,490,286 and $1,663,281 for the nine months ended September 30, 1999 and 1998, respectively. The Company's principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and provides little or no current yield in the form of dividends or interest. The Company does earn interest income from fixed-income securities, including U.S. Government Obligations. The amount of interest income earned varies based upon the average balance of the Company's fixed-income portfolio and the average yield on this portfolio.

    The Company had interest income from fixed-income securities of $185,557 and $314,237 for the nine months ended September 30, 1999 and 1998, respectively. The decrease of $128,680 or 40.9 percent is the result of a decline in the balance of the Company's fixed income portfolio during the nine months ended September 30, 1999 versus the nine months ended September 30, 1998. The Company had borrowed funds against the JP Morgan line of credit during the nine months ended September 30, 1998, which were not outstanding during the nine months ended September 30, 1999. Accordingly, the Company had interest expense of $85,378 during the nine months ended September 30, 1998 and did not have any interest expense for the nine months ended September 30, 1999.

    The Company had interest income from affiliated companies of $28,513 and $109,133 for the nine months ended September 30, 1999 and 1998, respectively. The decrease of $80,620 or 73.9 percent is owing to a reduced number of loans outstanding to investee companies during the fourth quarter of 1999 as compared to the fourth quarter of 1998. This reduction is primarily attributable to repayments or conversion of the loans to stock of investee companies during the fourth quarter of 1998.

    The Company had other income of $4,022 and $143,028 for the nine months ended September 30, 1999 and 1998, respectively. The other income in 1998 represents dividend income, rental income and repayment of expenses paid by the Company on BioSupplyNet's behalf in 1996. The Company did not have any rental income in 1999.

    Operating expenses were $2,708,378 and $1,092,487 for the nine months ended September 30, 1999 and 1998, respectively. The increase of $1,615,891 or 147.9 percent is primarily owing to the increase in the accrual for the Company's profit-sharing plan of $1,423,824 as a result of the realized gain on the sale of NBX Corporation and the increase in the unrealized appreciation on investments. Also, the first nine months of 1998 included a profit-sharing reversal of $423,808, which reduced the total expenses for that period by such amount. Most of the Company's operating expenses are related to employee and director compensation, office and rent expenses and consulting and professional fees (primarily legal and accounting fees).

    Ninety percent of the profit-sharing amounts resulting from the realized gains during 1999, net of operating expenses for the year, will be paid out as soon as practicable following the 1999 year-end audit. The remaining 10 percent will be paid out after the Company has filed its federal tax return for the year.

    The Company had interest income from fixed-income securities of $64,349 and $46,571 for the three months ended September 30, 1999 and 1998, respectively. The increase of $17,778 or 38.2 percent is a result of the Company having more funds available to invest in the third quarter of 1999 as a result of the funds received from the sale of NBX Corporation.

    The Company had interest income from affiliated companies of $19,196 and $22,649 for the three months ended September 30, 1999 and 1998, respectively. The decrease of $3,453 or 15.2 percent is owing to a lower amount of loans outstanding to investee companies.

    Operating expenses were $411,451 and $421,739 for three months ended September 30, 1999 and 1998, respectively. The decrease of $10,288 or 2.4 percent is primarily owing to interquarter variances and the interest expense the Company incurred in the third quarter of 1998 and not in 1999.

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

Realized Gains and Losses on Sales of Portfolio Securities:

    "Net realized gain (loss) on investments" and "Net (decrease) increase in unrealized appreciation on investments" are directly related. When an investment is sold or realized, its previously recorded unrealized gain or loss is reversed completely. Therefore a reversal of a previously recorded loss would increase the unrealized appreciation on invesments and a reversal of a previously recorded gain would decrease the unrealized appreciation on investments.

    During the nine months ended September 30, 1999 and 1998, the Company realized gains and (losses) of $11,039,600 and ($200,696), respectively. During the nine months ended September 30, 1999, the Company realized a gain of approximately $10,584,630 on the acquisition of NBX Corporation by 3Com Corporation; a gain of approximately $160,918 on its sale of Princeton Video Image, Inc. stock; and received a cash distribution from PHZ Capital Partners L.P. of approximately $612,170. The Company also incurred losses of approximately $318,118 on the sale of various publicly traded investments.
As a result of the gains and losses realized in the nine months ended September 30, 1999, unrealized appreciation decreased by $4,380,243.

    During the nine months ended September 30, 1998, the Company sold various publicly traded securities, realizing a net loss of $200,696. As a result of the gains and losses realized in the nine months ended September 30, 1998, unrealized appreciation decreased by $298,368.

    During the three months ended September 30, 1999 and 1998, the Company realized losses of $86,217 and $787,873, respectively. During the three months ended September 30, 1999, the Company sold various publicly traded securities realizing a net loss of $112,077 and received a cash distribution from PHZ Capital Partners L.P. of $25,860. As a result of the gains and losses realized in the three months ended September 30, 1999, unrealized appreciation decreased by $25,449.

    During the three months ended September 30, 1998, the Company sold various publicly traded securities realizing a net loss of $787,873. As a result of the gains and losses realized in the three months ended September 30, 1998, unrealized appreciation increased by $384,219.

Unrealized Appreciation and Depreciation of Portfolio Securities:

    The Board of Directors values the portfolio securities on a quarterly basis pursuant to the Company's Asset Valuation guidelines in accordance with the 1940 Act. (See "Footnote to Consolidated Schedule of Investments" contained in "Item 1. Consolidated Financial Statements.")

    Net unrealized appreciation on investments before taxes decreased by $854,270 or 8.2 percent during the nine months ended September 30, 1999, from $10,407,549 to $9,553,279, primarily as a result of the reclassification of the Company's holdings of NBX Corporation from unrealized to realized gain of approximately $4,716,062, offset by the increase in value of the Company's holdings of SciQuest.com, Inc. of approximately $2,350,962, and of Alliance Pharmaceutical Corp. of approximately $2,127,750.

    Net unrealized appreciation on investments before taxes decreased by $5,206,057 or 63.8 percent during the nine months ended September 30, 1998, from $8,158,732 to $2,952,675, primarily as a result of decreased valuations in Nanophase Technologies Corporation, Princeton Video Image, Inc. and MedLogic Global Corporation. These decreases were offset primarily by an increased valuation in NeuroMetrix, Inc.

    Net unrealized appreciation on investments before taxes increased by $1,420,598 or 17.5 percent during the three months ended September 30, 1999, from $8,132,681 to $9,553,279, primarily as a result of the increase in the value of Alliance Pharmaceutical Corp. of approximately $1,803,750.

    Net unrealized appreciation on investments before taxes decreased by $1,884,529 or 39.0 percent during the three months ended September 30, 1998, from $4,837,204 to $2,952,675, owing primarily to decreases in Nanophase Technologies Corporation, MultiTarget, Inc., Somnus Corporation and Energy Research Corporation.

Liquidity and Capital Resources

    The Company held cash, receivables and marketable securities (the primary measure of liquidity) at September 30, 1999 totaling $8,028,161, versus $5,547,984 at December 31, 1998.

    The increase in cash, receivables and marketable securities from December 31, 1998 to September 30, 1999 is primarily owing to the receipt of total proceeds of $12,422,159 in cash and funds in escrow ($1,475,276, against which the Company recorded a 10 percent reserve); offset by the 1) payment of a dividend of $0.35 per share for a total of $3,647,017; 2) the investment of $1,000,001 in Kriton Medical, Inc., $1,202,000 in Alliance Pharmaceutical Corp., and $500,000 in Sundial Marketplace Corporation; and 3) the purchase of treasury shares in the open market for a total of $540,720 and the purchase of 1,080,569 shares tendered in the Company's tender offer for a total of approximately $1,832,831 including approximately $71,500 of related fees.

    From December 31, 1998 to September 30, 1999, the amounts receivable from brokers decreased by $380,707 or 100 percent, owing to a transaction that settled in January 1999. Funds in escrow increased by $1,327,748 or 100 percent, owing to the escrowed funds net of reserve received by the Company on the sale of NBX Corporation. The Company's liabilities of accrued profit-sharing and deferred income tax liability increased significantly from December 31, 1998 to September 30, 1999. Accrued profit-sharing increased by $1,423,824 or 107.5 percent to $2,747,383 as a result of the gain on the sale of NBX Corporation and the increase in the unrealized appreciation on investments. Ninety percent of the profit-sharing amount attributable to 1999 net realized income will be paid out as soon as practicable following the year-end audit. The remaining 10 percent will be paid out after the Company has filed its federal tax return for the year. There was no profit-sharing paid out during the nine months ended September 30, 1999.

    The deferred income tax liability increased by $774,445 or 83.2 percent to $1,705,509. The increase in the deferred tax liability reflects the utilization of all of the Company's net operating and capital loss carryforward to offset the long-term capital gain realized when the Company sold its interest in NBX Corporation.

    As of September 30, 1999, the Company had a $6,000,000 line of credit in place with J.P. Morgan, of which the Company had no outstanding balance. Management believes that its cash, receivables and marketable securities provide the Company with sufficient liquidity for its operations over the next 12 months.

Sub-Chapter M Status

    On September 25, 1997, the Company's Board of Directors approved a proposal to seek qualification of the Company as a RIC under Sub-Chapter M of the Code. In order to qualify as a RIC, the Company must, in general (1) annually derive at least 90 percent of its gross income from dividends, interest and gains from the sale of securities; (2) quarterly meet certain investment diversification requirements; and (3) annually distribute at least 90 percent of its investment company taxable income as a dividend.
In addition to the requirement that the Company must annually distribute at least 90 percent of its investment company taxable income, the Company may either distribute or retain its taxable net capital gains from investments, but any net capital gains not distributed could be subject to corporate level tax. (Any undistributed investment company taxable income would also be taxed.) Further, the Company could be subject to a four percent excise tax if it fails to distribute at least 98 percent of the sum of its annual ordinary income and capital gain net income.

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

    On April 8, 1998, the Company announced that it had received such a certification from the SEC for 1997. Pursuant to the Company's receipt of the certification, the Company's Board of Directors declared and paid a one-time cash dividend of $0.75 per share to meet one of the Company's requirements for qualification for Sub-Chapter M tax treatment. On February 17, 1999, the Company received rulings from the IRS regarding other issues relevant to the Company's tax status as a RIC. (See "Note 6 " of "Notes to Consolidated Financial Statements" contained in "Item 1. Consolidated Financial Statements.") Although the SEC certification for 1997 was issued, there can be no assurance that the Company will receive such certification for 1999 or subsequent years (to the extent it needs additional certification as a result of changes in its portfolio) or that it will qualify as a RIC in 1999 or that if it does qualify in 1999, it will continue to qualify in subsequent years. The Company anticipates filing a request for SEC certification for 1999 in the near future.

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

    The Company incurred ordinary and capital losses during its C Corporation taxable years, of which approximately $7 million will be eligible to be carried forward to the Company's 1999 taxable year. Ordinarily, a corporation that elects to qualify as a RIC may not use its ordinary loss carryforwards from C Corporation taxable years to offset RIC investment company taxable income, although a RIC may in certain cases use ordinary and capital loss carryforwards to reduce net capital gains. In addition, a C Corporation that elects to qualify as a RIC and that makes an appropriate election continues to be taxable as a C Corporation on any gains realized within 10 years of its qualification as a RIC from sales of assets that were held by the corporation on the effective date of the election ("C Corporation Assets") to the extent of any gain built into the assets on such date ("Built-In Gain").

    The Company intends to use its approximate $7 million loss carryforward to offset the long term capital gain realized when the Company sold its interest in NBX Corporation. The Company anticipates realizing a tax benefit of approximately $2.5 million as a result of such offset.

    The IRS has announced an intention to issue formal guidance in 1999 concerning conversions of C Corporation to RIC's. Such guidance may include resolution of certain issues relevant to the conversion of the Company from a C Corporation to a RIC.

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

Valuation of Portfolio Investments

     There is typically no public market of equity securities of the small private companies in which the Company invests. As a result, the valuation of the equity securities in the Company's portfolio is subject to the good faith estimate of the Company's Board of Directors. (See "Asset Valuation

Policy Guidelines" in "Footnote to Consolidated Schedule of Investments.") In the absence of a readily ascertainable market value, the estimated value of the Company's portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if a ready market for the equity securities existed. Any changes in estimated net asset value are recorded in the Company's consolidated statement of operations as "Change in unrealized appreciation on investments." (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

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

     The Company has undertaken the evaluation of the Year 2000 impact on its critical computer hardware and software. The Company has not incurred, nor does it anticipate that it will incur, any material cost in addressing its Year 2000 problem. The Company has developed a plan focusing on achieving Year 2000 compliance. At the present time, it is not possible to determine whether any such events are likely to occur or to quantify any potential negative impact they may have on the Company's future results of operations and financial condition.

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

         10.1 Employment Agreement Between Harris & Harris Group, Inc. and Charles E. Harris, dated October 19, 1999, incorporated by reference to Exhibit 99 to the Company's Form 8-K filed on October 27, 1999.

         11.0* Computation of per share earnings. See Consolidated Statements of Operations.

         27.0*   Financial Data Schedule.

         (b) The Company did not file any reports on Form 8-K during the nine months ended September 30, 1999. On October 27, 1999, the Company filed a Form 8-K to disclose the Employment Agreement between Charles E. Harris, Chief Executive Officer of Harris & Harris Group, Inc. and Harris & Harris Group, Inc.

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


Date: November 15, 1999