Form 10-K
period 1999-12-31
HARRIS & HARRIS GROUP INC /NY/
filed 2000-03-24
CIK 893739

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

                                       Form 10-K

                          Annual Report Pursuant to Section 13
                      or 15(d) of the Securities Exchange Act of 1934


For the fiscal year ended December 31, 1999      Commission File  No. 0-11576

                            HARRIS & HARRIS GROUP, INC.
-----------------------------------------------------------------------------
                 (Exact Name of Registrant Specified in Its Charter)

                 New York                           13-3119827
----------------------------------------  -----------------------------------
    (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
     Incorporation or Organization)

   One Rockefeller Plaza, Rockefeller Center, New York, New York     10020
----------------------------------------------------------------   --------
              (Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number, including area code       (212) 332-3600

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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    The aggregate market value of the Common Stock held by non-affiliates of Registrant as of February 29, 2000 was $173,717,623 based on the last sale price as quoted by NASDAQ National Market on such date (only officers and directors are considered affiliates for this calculation).

    As of February 29, 2000, the registrant had 9,240,831 shares of common stock, par value $.01 per share, outstanding.

    Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2000 are incorporated by reference into Part III of this report.


                             TABLE OF CONTENTS

                                                                      Page
PART I

     Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . .  1
     Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . 11
     Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . 11
     Item 4.   Submission of Matters to a Vote of Security Holders . . 11


PART II

     Item 5.   Market for Company's Common Equity and Related
               Stockholder Matters . . . . . . . . . . . . . . . . . . 12
     Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . 14
     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . 15
     Item 7a.  Quantitative and Qualitative Disclosures About Market
                 Risk. . . . . . . . . . . . . . . . . . . . . . . . . 27
     Item 8.   Consolidated Financial Statements
                 and Supplementary Data. . . . . . . . . . . . . . . . 28
     Item 9.   Disagreements on Accounting and Financial Disclosure. . 53


PART III

     Item 10.  Directors and Executive Officers of the Company . . . . 53
     Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . 53
     Item 12.  Security Ownership of Certain Beneficial Owners
                 and Management. . . . . . . . . . . . . . . . . . . . 53
     Item 13.  Certain Relationships and Related Transactions. . . . . 53

PART IV

     Item 14.  Exhibits, Consolidated Financial Statements,
                 Schedules and Reports on Form 8-K . . . . . . . . . . 54

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . 56

     Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . 58


                                    PART I

Item 1.  Business

     Harris & Harris Group, Inc. (the "Registrant" or "Company") is a venture capital investment company, operating as a Business Development Company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). The Company's objective is to achieve long-term capital appreciation, rather than current income, from its investments. The Company has invested a substantial portion of its assets in private development stage or start-up companies and in the development of new technologies in a broad range of industry segments. These private businesses tend to be thinly capitalized, unproven, small companies based on risky technologies that lack management depth and have not attained profitability or have no history of operations. The Company may also invest, to the extent permitted under the 1940 Act, in publicly traded securities, including high risk securities as well as investment grade securities. The Company may participate in expansion financing and leveraged buyout financing of more mature operating companies as well as other investments. As a venture capital company, the Company invests in and provides managerial assistance to its private investees which, in its opinion, have significant potential for growth. There is no assurance that the Company's investment objective will be achieved.

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

     Pursuant to the Company's receipt of the section 851(e) certification and its intention to qualify as a RIC , in 1998 the Company's Board of Directors declared and paid a one-time cash dividend of $0.75 per share, for a total of $8,019,728, to meet one of the Company's requirements for qualification for Sub-Chapter M tax treatment. On February 17, 1999, the Company received rulings from the Internal Revenue Service (the "IRS") regarding other issues relevant to the Company's tax status as a RIC.
(See "Note 6 of Notes to Consolidated Financial Statements" contained in

"Item 8. Consolidated Financial Statements and Supplementary Data" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments - Sub-Chapter M Status.")

     The qualification of the Company as a RIC under Sub-Chapter M of the Code depends on it satisfying certain technical requirements regarding its income, investment portfolio and distributions. The Company was unable to satisfy these requirements for the 1998 tax year owing to the nature of the Company's ownership interest in one of its investee companies, and therefore it did not elect Sub-Chapter M status for 1998. In addition, because the Company realized taxable losses in 1998, it was not strategically advantageous for the Company to elect Sub-Chapter M tax status for 1998. Moreover, the Company received a tax opinion in 1998 that the Company interprets to mean that its tax-loss carryforward at December 31, 1998 of approximately $7.0 million (resulting in a tax credit of approximately
$2.5 million) would be applicable as a qualifying RIC to its unrealized gains as of December 31, 1998. That opinion was confirmed in one of the rulings received from the IRS in February 1999.

     The Company changed the nature of its ownership interest in the non-qualifying investee company effective January 1, 1999 in order to meet the Sub-Chapter M requirements. In 1999, because of changes in its investment portfolio, the Company requested recertification from the SEC relating to the Company's status under section 851(e) of the Code. On February 24, 2000, the Company received the certification, and the Company plans to elect Sub-Chapter M tax treatment for 1999. However, there can be no assurance that the Company will qualify for Sub-Chapter M treatment in subsequent years.
In addition, under certain circumstances, even if the Company qualified for Sub-Chapter M treatment in a given year and elected Sub-Chapter M treatment for that year, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a C Corporation,rather than as a RIC.


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

     In addition to the information discussed above, please see "Item 8. Consolidated Financial Statements and Supplementary Data."

Intellectual Property

     The Company believes there is a role for organizations like itself that can assist in technology transfer. Scientists and institutions that develop and patent intellectual property increasingly seek the rewards of entrepreneurial commercialization of their inventions, particularly as governmental, philanthropic and industrial funding for research has become harder to obtain. The Company believes that several factors combine to give it a high value-added role to play in the commercialization of technology: its experience in organizing and developing successful new companies; its willingness to invest its own capital at the highest risk- seed stage; its access to high-grade institutional sources of intellectual property; its experience in mergers, acquisitions and divestitures; its access to and knowledge of the capital markets; and its willingness to do as much of the early work as it is qualified and has time to do.

     The Company invests principally but not exclusively in securities issued by companies involved in: 1) research and development of a technology and/or obtaining licensing rights to intellectual property or patents; 2) outright acquisition of intellectual property or patents; and 3) formation and funding of companies or joint ventures to commercialize intellectual property. Income from the Company's investments in intellectual property or its development may take the form of participation in licensing or royalty income or some other form of remuneration. At some point during the commercialization of a technology, the Company's investment may be transformed into ownership of securities of a development stage or start-up company as discussed above. Investing in intellectual property is highly risky.

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

There can be no assurance that the Company will make follow-on investments or have sufficient funds to make such investments; the Company has the discretion to make any follow-on investments as it determines, subject to the availability of capital resources. The failure to make such follow-on investments may, in certain circumstances, jeopardize the continued viability of an investee and the Company's initial investment, or may result in a missed opportunity for the Company to increase its participation in a successful operation. Even if the Company has sufficient capital to make a desired follow-on investment, the Company may, under certain circumstances be inhibited from doing so if such an investment would result in non-compliance with BDC or RIC regulations.

Competition

     Numerous companies and individuals are engaged in the venture capital business and such business is intensely competitive. Many of the competitors have significantly greater resources and managerial capabilities than the Company and are therefore in a better position than the Company to obtain access to attractive venture capital investments.

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

     On September 25, 1997, the Company's Board of Directors approved a proposal to seek qualification of the Company as a RIC under Sub-Chapter M of the Code. The Company was unable to satisfy the requirements for Sub-Chapter M for the 1998 tax year. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments -- Sub-Chapter M Status.") The Company plans to elect Sub-Chapter M tax treatment for 1999. There can be no assurance that the Company will qualify for Sub-Chapter M tax treatment in subsequent years.
In addition, under certain circumstances, even if the Company qualified for Sub-Chapter M tax treatment in a given year and elected Sub-Chapter M tax treatment for that year, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a C Corporation, rather than as a RIC.

Employees

     The Company currently employs directly four full-time employees and one part-time employee and, in addition, employs two full-time employees in a wholly owned subsidiary.

Risk Factors

Investing in the Company's Stock is Highly Speculative and You Could Lose Some or All of the Amount You Invest

     The value of the Company's common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or all of your investment in the Company's shares. The securities markets frequently experience extreme price and volume fluctuation which affect market prices for securities of companies generally, and technology companies in particular. Because of the Company's focus on the technology sector, its stock price is likely to be impacted by these market conditions. General economic conditions, and general conditions in the Internet and information technology and life sciences and other high technology industries, will also affect the Company's stock price.

Investing in the Company's Shares May be Inappropriate for Your Risk Tolerance

     Investing in the Company's shares may be inappropriate for your risk tolerance. The Company's investments in accordance with its investment objective and principal strategies may result in an above average amount of risk and volatility or loss of principal. The Company's investments in portfolio companies are highly speculative and aggressive and, therefore, an investment in its shares may not be suitable for you.

The Market for Venture Capital Investments is Highly Competitive. In Some Cases, the Company's Status as a Regulated Business Development Company May Hinder its Ability to Participate in Investment Opportunities.

     The Company faces substantial competition in its investing activities from private venture capital funds, investment affiliates of large industrial, technology, service and financial companies, small business investment companies, wealthy individuals and foreign investors. As a regulated business development company, the Company is required to disclose quarterly the name and business description of portfolio companies and value of any portfolio securities. Most of the Company's competitors are not subject to this disclosure requirement. The Company's obligation to disclose this information could hinder its ability to invest in certain portfolio companies. Additionally, other regulations, current and future, may make the Company less attractive as a potential investor to a given portfolio company than a private venture capital fund not subject to the same regulations.

Regulatory Risks

     Securities and tax laws and regulations governing the Company's activities may change in ways negative to the Company's and its shareholders' interests and interpretations of such laws and regulations may change with unpredictable consequences.

The Company is Dependent Upon Key Management Personnel for Future Success

     The Company is dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of its senior management and other management members. The future success of the Company depends to a significant extent on the continued service and coordination of its senior management team, particularly the Chairman and Chief Executive Officer. The departure of any of the executive officers or key employees could materially adversely affect the Company's ability to implement its business strategy. The Company does not maintain key man life insurance on any of its officers or employees.

Investment in Small, Private Companies

     There are significant risks inherent in the Company's venture capital business. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies with risky technologies that lack management depth and have not attained profitability or have no history of operations. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Company expects that some of its venture capital investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential. The Company has been risk seeking rather than risk averse in its approach to venture capital and other investments. Neither the Company's investments nor an investment in the Company is intended to constitute a balanced investment program. The Company has in the past relied, and continues to rely to a large extent, upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses.

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

The Inability of the Company's Portfolio Companies to Successfully Market Their Products Would Have a Negative Impact on its Investment Returns

     Even if the Company's portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Commercial success is difficult to predict and the marketing efforts of the Company's portfolio companies may not be successful.

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

Risk of Loss of Pass Through Tax Treatment

     If the Company meets certain diversification and distribution requirements under the Code, it may qualify as a RIC under the Code for pass-through tax treatment. The Company would cease to qualify for pass-through tax treatment if it were unable to comply with these requirements, or if it ceased to qualify as a BDC under the 1940 Act. The Company also could be subject to a four percent excise tax (and, in certain cases, corporate level income tax) if it failed to make certain distributions.
(See "Management's Discussion and Analysis of Financial Condition -- Recent Developments -- Sub-Chapter M Status.") The lack of Sub-Chapter M tax treatment could have a material adverse effect on the total return, if any, obtainable from an investment in the Company. If the Company fails to qualify as a RIC, the Company would become subject to federal income tax as if it were an ordinary C Corporation, which would result in a substantial reduction in the Company's net assets and the amount of income available for distribution to the Company's stockholders.

Because the Company Must Distribute Income, the Company Will Continue to Need Additional Capital

     The Company will continue to need capital to fund investments and to pay for operating expenses. The Company must distribute at least 90 percent of its net operating income other than net realized long-term capital gains to its stockholders to maintain its RIC status. As a result such earnings will not be available to fund investments. If the Company fails to generate net realized long-term capital gains or to obtain funds from outside sources, it could have a material adverse effect on the Company's financial condition and results. The Company does not normally establish reserves for taxes on unrealized capital gains. To the extent that the Company retains capital gains, either as a C corporation or as a Sub-Chapter M corporation, it will have to make provisions for federal taxes and possibly state and local taxes. In addition, as a BDC, the Company is generally required to maintain a ratio of at least 200 percent of total assets to total borrowings, which may restrict its ability to borrow in certain circumstances.

Reserves for Taxes

     As a Sub-Chapter M corporation, the Company does not have to pay federal income taxes on realized capital gains to the extent that such gains are distributed to shareholders. Accordingly, it does not establish reserves for taxes on its unrealized capital gains. If the Company were not to qualify or were to elect not to qualify for Sub-Chapter M tax status, it would have to establish such reserves for taxes, which would reduce its net asset value, net of a reduction in the reserve for employee profit sharing, accordingly. To the extent that the Company as a Sub-Chapter M corporation were to make a deemed distribution of net realized capital gains and were to retain such net realized capital gains, it would have to establish appropriate reserves for taxes upon making such a decision.

Year 2000 Problem

     The "Year 2000 problem" refers to the inability of many computers, computer-based systems and related software, and other electronics to process dates accurately during the Year 2000 and beyond. As of March 20, 2000, the Company has not experienced any business disruption as a result of the Year 2000 problem. Although Year 2000 problems may not become evident until long after January 1, 2000, the Company does not expect significant Year 2000 related business disruptions in the future.

Item 2.   Properties

     The Company maintains its offices at One Rockefeller Plaza, New York, New York 10020, where it leases approximately 4,700 square feet of office space pursuant to a lease agreement expiring in 2003. A portion of this space was sublet in 1997 and 1998 to an early-stage company in which the Company then had an equity interest. In 1999, the same space was sublet to an unaffiliated party. See "Note 7 of Notes to Consolidated Financial Statements and Schedules" contained in "Item 8. Consolidated Financial Statements and Supplementary Data."

Item 3.   Legal Proceedings

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company did not submit any matters to a vote of its shareholders during the fourth quarter of the 1999 fiscal year.

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

        1999 Quarter Ending              Low       High
        March 31                         $1.3125   $2.1250
        June 30                          $1.625    $2.00
        September 30                     $1.71875  $3.125
        December 31                      $2.9375   $14.250

        1998 Quarter Ending              Low       High
        March 31                         $2.1875   $3.4375
        June 30                          $2.2500   $3.6875
        September 30                     $1.125    $2.3750
        December 31                      $1.25     $1.5938

    On September 25, 1997, the Company's Board of Directors approved a proposal to seek qualification of the Company as a RIC under Sub-Chapter M of the Code. To initially qualify as a RIC, the Company had, among other things, to pay a dividend to shareholders equal to the Company's cumulative realized earnings and profits ("E&P") from its pre-RIC taxable years. The Company paid a $0.75 dividend per share (approximately $8.0 million) on May 12, 1998 to shareholders of record on April 27, 1998.

    On February 23, 1999, the Company announced that subsequent to the acquisition of NBX Corporation by 3Com Corporation, the Board of Directors of the Company declared a cash dividend of $0.35 per share (approximately $3.7 million) to shareholders of record on March 19, 1999, payable on March 25, 1999. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments -- Sub-Chapter M Status" and "Note 6 of Notes to Consolidated Financial Statements" contained in "Item 8. Consolidated Financial Statements and Supplementary Data.") Prior to 1998, the Company had not paid dividends since 1991.

Recent Sales of Unregistered Securities

    The Company did not sell unregistered shares in the years ended December 31, 1999 and 1998 other than the restricted common stock shares sold to Directors as part of their compensation program. In 1997, the Board of Directors voted that, effective January 1, 1998, 50 percent of all directors' fees be used to purchase Company common stock directly from the Company. During 1998, the Directors purchased a total of 24,491 shares. (See "Note
4 of Notes to Consolidated Financial Statements" contained in "Item 8. Consolidated Financial Statements and Supplementary Data.") On March 1, 1999, the Directors voted to purchase their shares in the open market rather than directly from the Company. In 1999, the Directors purchased a total of 29,305 shares, 5,816 shares directly from the Company, prior to March 1, 1999, and 23,489 shares in the open market.


Shareholders

     As of February 29, 2000, there were approximately 150 holders of record of the Company's common stock which, the Company has been informed, hold the Company's common stock for approximately 8,500 beneficial owners.

Item 6.    Selected Financial Data

     The following tables should be read in conjunction with the Consolidated Financial Statements and Supplementary Data included in Item 8 of this
Form 10-K.

                             BALANCE SHEET DATA

                     Financial Position as of December 31:

                1999         1998         1997         1996         1995

Total assets    $65,320,768  $25,358,859  $39,273,784  $38,555,290  $37,524,555

Total
 liabilities    $11,685,963  $ 2,802,150  $ 5,618,850  $ 2,622,687  $   962,646

Net asset
 value          $53,634,805  $22,556,709  $33,654,934  $35,932,603  $36,561,909

Net asset
 value per
 share          $      5.80  $      2.13  $      3.15  $      3.44  $      3.54

Dividends paid  $      0.35  $      0.75  $       0.0  $       0.0  $       0.0

Shares
 outstanding      9,240,831   10,591,232   10,692,971   10,442,682   10,333,902



                        Operating Data for year ended December 31:

                1999         1998         1997         1996         1995

Investment
 income         $   287,684  $   585,486  $   561,546  $ 1,013,417  $ 1,109,517

Net operating
 loss            (9,636,336)  (2,815,112)  (1,550,641)  (1,291,065)  (1,099,409)

Net realized
 gain (loss)
 on investments   8,615,670   (1,718,528)  (2,027,177)  (2,465,175)   1,371,349

Net realized
 (loss) income   (1,020,666)  (4,533,640)  (3,577,818)  (3,756,240)     271,940

Net increase in
 unrealized
 appreciation
 on investments  38,102,047    1,655,830      969,243    2,967,248      158,219

Net increase
 (decrease) in
 net assets
 resulting
 from operations 37,081,381   (2,877,810)  (2,608,575)    (788,992)     430,159

Increase (decrease)
 in net
 assets
 resulting from
 operations per
 outstanding
 share          $     4.01    $    (0.27)  $   (0.24)   $    (0.08)  $     0.04


Certain reclassifications have been made to the December 31, 1997 and December 31, 1998 financial statements to conform to the December 31, 1999 presentation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The information contained in this section should be read in conjunction with Company's 1999 Consolidated Financial Statements and notes thereto.

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

Statement of Operations

    The Company accounts for its operations under Generally Accepted Accounting Principles for investment companies. On this basis, the principal measure of its financial performance is captioned "Net increase (decrease) in net assets resulting from operations," which is the sum of three elements. The first element is "Net operating loss," which is the difference between the Company's income from interest, dividends, fees and other income and its operating expenses, net of applicable income tax benefit (provision). The second element is "Net realized gain (loss) on investments," which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, net of applicable income tax benefit (provision). These two elements are combined in the Company's financial statements and reported as "Net realized loss." The third element, "Net increase in unrealized appreciation on investments," is the net change in the fair value of the Company's investment portfolio, net of increase (decrease) in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

    "Net realized gain (loss) on investments" and "Net increase (decrease) in unrealized appreciation on investments" are directly related. When a security is sold to realize a gain (loss), net unrealized appreciation decreases (increases) and net realized gain increases (decreases).

Financial Condition

    The Company's total assets were $65,320,768 and its net assets were $53,634,805 at December 31, 1999, versus $25,358,859 and $22,556,709 at
December 31, 1998.

    Net asset value per share ("NAV") was $5.80 at December 31, 1999, versus $2.13 at December 31, 1998. NAV was reduced by $0.35 in 1999 and by $0.75 in 1998 by the cash dividends paid by the Company.

    Among the significant changes that affected total assets, net assets and NAV during 1999 were: (1) the acquisition of NBX Corporation by 3Com Corporation, which increased the value of the Company's holdings by approximately $5,868,568; (2) an increase in the value of the Company's holding in SciQuest.com, Inc. of $31,981,750 as a result of a successful IPO and subsequent increase in market value; (3) an increase in the market value of the Company's holding in Alliance Pharmaceutical Corp. of $3,839,000;
(4) the acquisition of InSite Marketing Technology, Inc. by Silknet Software, Inc. and subsequent increase in the market value of the Company's holding in Silknet totaling $4,899,062; (5) an increase in the market value of the Company's holding in Nanophase Technologies Corporation of $1,935,016;
(6) the payment of a cash dividend of $0.35 per share, which reduced assets by approximately $3,647,017; (7) the addition to a deferred income tax liability, which reduced assets by $586,710; (8) the purchase of 275,648 treasury shares in the open market for $540,720 and the successful tender offer for 1,080,569 shares for a total of $1,832,831, which repurchases reduced assets by a total of $2,373,551 while increasing NAV at December 31, 1999 by $0.59; and (9) the operating loss that reduced assets by $9,636,336. (See "Consolidated Statements of Operations" contained in "Item 8. Consolidated Financial Statements and Supplementary Data.")

    The Company's shares outstanding as of December 31, 1999 were 9,240,831, versus 10,591,232 at December 31, 1998. The Company's outstanding shares were reduced as a result of its purchases in the open market of 243,523 shares in the first quarter and 32,125 shares in the second quarter as well as the tender offer for 1,080,569 shares completed in the third quarter. However, during 1999, the treasury shares were decreased by purchases of a total of 5,816 shares of treasury shares by directors. (See "Note 4 of Notes to Consolidated Financial Statements" contained in "Item 8. Consolidated Financial Statements and Supplementary Data.")

    The Company's financial condition is dependent on the success of its investments. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have no history of operations. At December 31, 1999, $41,556,607 or
63.6 percent of the Company's total assets consisted of investments at fair value in publicly traded securities (that were private businesses at the time the Company made the investments), of which net unrealized appreciation was $38,864,873; $18,892,731 or 29.0 percent of the Company's total assets consisted of non-publicly traded securities at fair value in private businesses and publicly traded companies, of which net unrealized appreciation was $8,553,549. See "Recent Development -- Portfolio

Companies." At December 31, 1998, $1,570,642 or 6.2 percent of the Company's total assets consisted of investments at fair value in publicly traded securities, of which net unrealized appreciation was $156,440; $19,562,386 or 77.1 percent of the Company's total assets consisted of investments at fair value in private businesses, of which net unrealized appreciation was $10,250,204. The increase in the value of publicly traded securities from $1,570,642 in 1998 to $41,556,607 in 1999 is primarily owing to the Company's investments in then-privately held InSite Marketing Technology, Inc., and SciQuest.com, Inc., which subsequently became publicly traded securities, through an acquisition by a publicly traded company and an IPO, respectively.

    A summary of the Company's investment portfolio is as follows:

                                   December 31, 1999   December 31, 1998

Investments, at cost                     $16,653,130         $14,124,643
Unrealized appreciation                   46,882,521          10,407,548
                                         -----------         -----------
Investments, at fair value               $63,535,651         $24,532,191
                                         ===========         ===========

__________________
The accumulated unrealized appreciation on investments net of deferred taxes is $45,098,711 at December 31, 1999, versus $6,996,664 at December 31, 1998.


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

     The following table is a summary of the cash investments and loans made by the Company in its private placement portfolio during the year ended December 31, 1999:

     New Investments:                         Amount
     Adaptive Web Technologies, Inc.      $1,000,000
     Alliance Pharmaceutical Corp.         1,202,000
     Kriton Medical, Inc.                  1,000,001
     Sundial Marketplace Corporation         500,000
                                          ----------
     Sub-Total                            $3,702,001

     Loans:
     Sundial Marketplace Corporation      $  250,000

     Exercise of Warrants Held:
     Questech Corporation                 $   50,000
     SciQuest.com, Inc.                   $   75,000
                                          ----------
                                          $  125,000
                                          ----------
     Total                                $4,077,001
                                          ==========

Results of Operations

Investment Income and Expenses:

     The Company had a net operating loss of $9,636,336 in 1999, $2,815,112 in 1998 and $1,550,641 in 1997. These net operating losses reflect accruals for employee profit-sharing in those years of $8,110,908, $899,751 and $423,808, respectively. If the unrealized appreciation as of December 31, 1999 subsequently decreases or if the gains are not realized, the profit-sharing accrual will be decreased accordingly, resulting in a credit to expenses, thereby reducing expenses for such subsequent year by that amount. The Company's investment objective is to achieve long-term capital appreciation rather than current income from its investments. Therefore, a significant portion of the investment portfolio is structured to attempt to enhance the potential for capital appreciation and provides little or no current yield in the form of dividends or interest. The Company does earn interest income from fixed-income securities, including U.S. Government obligations. The amount of interest income earned varies based upon the average balance of the Company's fixed-income portfolio and the average yield on this portfolio. The Company also received or accrued net after-tax distributions from its investment in PHZ Capital Partners, L.P. in 1999 of $490,950, in 1998 of $50,000 and in 1997 of $52,500. The Company does not regard distributions from PHZ as predictable.

     The Company had total investment income of $287,684 in 1999, $585,486 in 1998 and $561,546 in 1997. The Company had interest income from fixed-income securities of $234,347 in 1999, $355,591 in 1998 and $490,807 in 1997.
The decrease from 1998 to 1999 of $121,244 or 34.1 percent and the decrease from 1997 to 1998 of $135,216 or 27.5 percent were the result primarily of declines in the balances of the Company's fixed-income portfolio during 1999 and 1998 as a result of the payment of the dividends, additional investments and operating expenses. The Company received consulting and administrative fees which totaled $29,870 in 1997. The Company did not receive any consulting or administrative fees in 1998 or 1999.

     The Company had interest income from affiliated companies of $48,526 in 1999, $124,877 in 1998 and $40,000 in 1997. The decrease from 1998 to
1999 of $76,351 or 61.1 percent is owing to a decrease in loans outstanding. The increase from 1997 to 1998 of $84,877 or 212.2 percent is owing to the receipt of interest income (either in funds or in additional shares) on loans to investee companies.

     The Company had other income of $3,911 in 1999, $102,468 in 1998 and $869 in 1997, some of which reflected income from an affiliated company, BioSupplyNet, to reimburse the Company for consulting fees previously paid and expensed by the Company on behalf of BioSupplyNet. Other income also includes rental income.

     Operating expenses were $9,924,020 in 1999, $3,634,786 in 1998 and
$3,045,290 in 1997.  The increase from 1998 to 1999 of $6,289,234 or 173.0 percent is primarily owing to an increase in the accrual for the Company's profit-sharing plan of $8,110,908 or an 801.5 percent increase over the prior year as a result of the net increase in unrealized appreciation of the Company's investments of approximately $40,709,767. (See "Note 3 of Notes to Consolidated Financial Statements" contained in "Item 8. Consolidated Financial Statements and Supplementary Data.") Approximately $8,295,916 of the accrued profit-sharing plan balance will not be paid out until such time as the gains are actually realized. If the unrealized appreciation as of December 31, 1999 decreases or if the gains are not realized, the profit-sharing accrual will be decreased accordingly, resulting in a credit to expenses, thereby reducing expenses for such year by that amount. A total of $1,024,696 or 90 percent of the profit-sharing on the 1999 net realized gains was paid in March 2000, and $113,855, or the remaining 10 percent, will be paid when the Company files its tax return for the year 1999. (See "Note 3 of Notes to Consolidated Financial Statements" contained in "Item 8. Consolidated Financial Statements and Supplementary Data.")

     Other than the increase in the profit-sharing accrual and a decrease in professional fees, which decreased by $79,591 or 19.3 percent as a result of lower legal fees, expenses remained stable. Salaries and benefits increased from 1998 to 1999 by $3,579 or less than one percent; administration and operations decreased from 1998 to 1999 by $11,712 or 3.5 percent; depreciation decreased from 1998 to 1999 by $12,481 or 26.0 percent as a result of assets that were fully depreciated as of the end of 1998; rent increased from 1998 to 1999 by $3,472 or 2.2 percent; directors' fees and expenses decreased from 1998 to 1999 by $8,925 or 6.9 percent because the Company had one fewer director in 1999 than in 1998.

     During 1999, the Company had no interest expense and no outstanding debt.

     The increase in operating expenses from 1997 to 1998 of $589,496 or 19.4 percent is primarily owing to: an increase in the accrual for the Company's profit-sharing plan of $899,751 or 112.3 percent over the prior year (See "Note 3 of Notes to Consolidated Financial Statements" contained in "Item 8. Consolidated Financial Statements and Supplementary Data"); the final payment on the Harris & Harris Group Senior Professorship pledge to the Massachusetts Institute of Technology of $728,862; mitigated by a decrease in salaries and benefits of $676,136, or 44.9 percent.

     The Company has in the past relied, and continues to rely to a large extent, on proceeds from sales of investments, rather than on investment income, to defray a significant portion of its operating expenses. Because such sales are unpredictable, the Company attempts to maintain adequate working capital to provide for fiscal periods when there are no such sales.

Realized Gains and Losses on Sales of Portfolio Securities:

     During the three years ended December 31, 1999, 1998 and 1997, the Company sold various investments and received distributions, realizing net gains (losses) of $10,976,714, ($1,718,528) and ($3,147,002), respectively.

     During 1999, the Company realized a gain of approximately $10,584,630 on the acquisition of NBX Corporation by 3Com Corporation; a gain of approximately $160,918 on its sale of Princeton Video Image, Inc. stock; and received a cash distribution from PHZ Capital Partners, L.P. of approximately $612,170. The Company also incurred losses of approximately $381,004 on the sale of various publicly traded investments.

     During 1998, the Company realized losses on the sales of its: privately held investment in MultiTarget, Inc. of $209,999; publicly held investments that were once privately held, including (1) CORDEX Petroleums, Inc. in the amount of $357,736; (2) Princeton Video Image, Inc., $288,369; and (3) Voice Control Systems, Inc. (which purchased the Company's investee company, PureSpeech, Inc.), $724,826. The Company also had a realized net loss of $187,598 in various publicly traded securities. During 1998, the Company received a cash distribution of $50,000 from PHZ Capital Partners, L.P.
Net losses of $1,171,496 had been recognized in prior years and realized in 1998. Realizing losses and gains from prior years increases (for losses) or decreases (for gains) the Unrealized Appreciation on Investments.

     During 1997, the Company realized losses on the sales of its investments in: nFX Corporation of $2,631,720; Harber Brothers Productions, Inc., $1,205,000; Gel Sciences, Inc., $633,028; Dynecology, Inc., $99,900; and
Micracor Corporation, $66,444. These losses were offset by gains on the sales of: Highline Capital Management LLC, $750,000; various publicly traded securities, $686,590; and accrued a distribution of $52,500 from PHZ Capital Partners, L.P.

Unrealized Appreciation and Depreciation of Portfolio Securities:

     The Board of Directors values the portfolio securities on a quarterly basis pursuant to the Company's Asset Valuation guidelines in accordance with the 1940 Act. (See "Footnote to Consolidated Schedule of Investments" contained in "Item 8. Consolidated Financial Statements and Supplementary Data.")

     Net unrealized appreciation on investments increased by $36,474,973 or
350.5 percent during the year ended December 31, 1999, from $10,407,548 to $46,882,521. The most significant increases in valuation during 1999 were in: SciQuest.com, Inc., $31,981,750; Silknet Software, Inc. (which acquired InSite Marketing Technology, Inc.), $4,899,062; Alliance Pharmaceutical Corp., $3,839,000; and Nanophase Technologies Corporation, $1,935,016.
(See "Consolidated Schedule of Investments" contained in "Item 8. Consolidated Financial Statements and Supplementary Data" and "Recent Developments -- Portfolio Companies.") The increase in valuations was offset by the reclassification of the Company's gain in NBX Corporation of $4,716,062 from unrealized to realized.

     Net unrealized appreciation on investments increased by $2,248,816 or
27.6 percent during the year ended December 31, 1998, from $8,158,732 to $10,407,548. The most significant increases in valuations during 1998 were in: NBX Corporation, $1,865,766; NeuroMetrix, Inc., $4,400,125; and PHZ Capital Partners, L.P., $443,432. The most significant decrease during 1998 was in Nanophase Technologies Corporation, $5,508,466. Other changes included an increased valuation of Genomica Corporation, offset primarily by decreased valuations in MedLogic Global Corporation and Princeton Video Image, Inc.

     Net unrealized appreciation on investments increased by $1,491,143 or
22.4 percent during the year ended December 31, 1997, from $6,667,589 to $8,158,732. The most significant increases in valuations during 1997 were in Nanophase Technologies Corporation, $3,775,701; NBX Corporation, $2,850,296; and PHZ Capital Partners, L.P., $405,622. The most significant decreases were in Princeton Video Image, Inc., $1,563,605 and PureSpeech, Inc., $1,243,977 (which was subsequently acquired by Voice Control Systems, Inc.).

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash, receivables and freely marketable securities. The Company's secondary sources of liquidity are restricted securities of companies that are publicly traded. At December 31, 1999, December 31, 1998 and December 31, 1997, respectively, the Company's total primary liquidity was $6,622,216, $5,547,984 and $13,060,370. On the corresponding dates, the Company's total secondary liquidity was $38,230,812, $0 and $8,075,978. The Company's tertiary source of liquidity is its holding in PHZ Capital Partners,L.P., from which the Company received or accrued net after-tax distributions in 1999, 1998 and 1997 of approximately $490,950, $50,000 and $52,500, respectively.

     The increase in cash, receivables and marketable securities from December 31, 1998 to December 31, 1999 is primarily owing to an increase in the value of marketable securities (which, with the exception of Nanophase Technologies Corporation, are restricted), including increases in the value of: SciQuest.com, Inc., $31,981,750; Nanophase Technologies Corporation, $1,935,016; Silknet Software, Inc. (which acquired InSite Marketing Technology, Inc.), $4,899,062; Alliance Pharmaceutical Corp., $3,839,000; and to the receipt of total proceeds of $12,432,940 in cash and in funds in escrow ($1,475,276, against which the Company recorded a 10 percent reserve from the sale of NBX Corporation). These increases were offset by the (1) payment of a dividend of $0.35 per share or $3,647,017; (2) the investments of $1,000,001 in Kriton Medical, Inc.; $1,202,000 in Alliance Pharmaceutical Corp.; $750,000 in Sundial Marketplace Corporation; and $1,000,000 in Adaptive Web Technologies, Inc.; and (3) the purchase of treasury shares in the open market for a total of $540,720 and the purchase of 1,080,569 shares tendered in the Company's tender offer for a total of $1,832,831 including approximately $71,500 of related fees; and
(4) the use of funds in the amount of $1,777,657 for 1999 cash operating expenses.

     At December 31, 1999, the Company valued its holdings in SciQuest.com, Inc., Silknet Software, Inc. and Alliance Pharmaceutical Corp. at $32,831,750, $5,399,062 and $5,041,000, respectively. These holdings were subject to trading restrictions and were valued at discounts from market value, for both the trading restrictions and a "blockage" or illiquidity factor in the calculation of the values of SciQuest.com and Alliance Pharmaceutical and for the trading restrictions and a 10 percent escrow in the case of Silknet Software. (See "Consolidated Schedule of Investments" contained in "Item 8. Consolidated Financial Statements and Supplemental Data.")

     On January 27, 2000, the Company placed privately, with an unaffiliated investor, for $3 million in cash, a one-year, 12 percent note ("Note") with one-year warrants to purchase 25,263 shares of the Company's common stock at $11.8750 per share. The Note may be prepaid at any time. Unless the Note is prepaid, six months after its issuance, the investor will receive additional one-year warrants to purchase an additional $300,000 worth of the Company's common stock at the then-current market price. On February 28, 2000, the Company announced its intent to pre-pay the Note with proceeds of its sale of 43,400 shares of SciQuest.com, Inc. common stock at approximately $77.2264 per share on February 25, 2000. The Company continues to hold 417,639 shares of SciQuest.com common stock. Because the Company intends to use most of the proceeds of the SciQuest.com sale to pre-pay the Note, most or all of the realized long-term capital gains from this sale, approximately $3.3 million, will be retained by the Company and will not be distributed to shareholders as a cash dividend.

     From 1998 to 1999, the amounts receivable from brokers decreased by $380,707 or 100 percent. Funds in escrow increased by $1,327,748 or 100 percent, owing to the escrowed funds net of a reserve of $147,528 received by the Company on the sale of NBX Corporation. The Company received the entirety of the escrowed funds plus accrued interest for a total of $1,541,136 on March 6, 2000. The Company's liabilities for accrued profit sharing and deferred income tax liability increased significantly during 1999. Accrued profit sharing increased by $8,110,908 or 612.8 percent to $9,434,467 as a result of the gain on the sale of NBX Corporation and the increase in the unrealized appreciation on investments. Ninety percent of the profit-sharing amount attributable to 1999 net realized income or approximately $1,024,696 was paid out in March 2000. The remaining 10 percent or approximately $113,855 will be paid out after the Company has filed its federal tax return for the year. There was no profit sharing paid out during 1999 or previous years.

     The deferred income tax liability increased by $586,710 or 63.0 percent to $1,517,774. The deferred tax liability reflects utilization of approximately $6.3 million of the Company's net operating and capital loss carryforward to offset the long-term capital gain realized when the Company sold its interest in NBX Corporation. As a result of the utilization of the net operating and capital loss carryforwards, the Company had to accrue additional tax reserves against the remaining built-in gains as of December 31, 1998.

     The Company's primary sources of liquidity, including cash, receivables and freely marketable securities, are more than adequate to cover the Company's gross cash operating expenses over the next 12 months. Such gross cash operating expenses totaled $1,777,657, $2,687,099 and $2,572,514 in 1999, 1998 and 1997, respectively. The Company's secondary sources of liquidity are the restricted securities of companies, all of which are scheduled to become freely tradable at various times in the year 2000.

The Company cannot predict the amount, if any, of net after-tax distributions that it might receive from its holding in PHZ in the year 2000.

     In the future, to the extent that the Company decides to buy back shares or make new investments and follow-on investments, the Company would either have to raise capital externally and thereby incur interest or dividend expenses and/or issue new shares of its stock or raise capital internally by selling appreciated securities in its portfolio. To the extent that the Company chooses to sell appreciated securities, if it wishes to retain all or part of the gains instead of distributing them as cash dividends to shareholders as a RIC, it would have to declare a deemed distribution. In the event that the Company declares a deemed distribution or in the event that the Company is taxed as a "C" Corporation, it would owe a federal tax of 35 percent, and might owe state and local taxes, on any net realized gains, and the Company's asset value would decline by the amount of the tax accrual. To the extent that the Company distributes net realized gains to its shareholders in the form of cash dividends, such cash dividends would also reduce the Company's asset value accordingly.

Recent Developments   Portfolio Companies

     On January 5, 2000, the Company announced that it had purchased for $1,000,000 approximately a 15 percent equity interest in MyPersonalAdvocate.com, Inc., a business-to-business e-commerce and e-services trust-based marketing start-up.

     On January 13, 2000 the Company announced that it would discontinue the operations of, and liquidate, Adaptive Web Technologies, Inc. Adaptive was founded in late 1999, with $1,000,000 in funding from the Company. Because Adaptive was able to determine early in the process of research and analysis not to proceed with the development and commercialization effort, the Company anticipates that the amount of money expended to date by Adaptive is unlikely to prove to be material and that it will recapture most of its $1,000,000 investment in Adaptive.

     On January 20, 2000, the Company invested $500,000 in iPacer
Corporation, an Internet technology startup, in the form of a six percent Convertible Promissory Note due March 31, 2000.

     On February 7, 2000, the Company announced that Kana Communications, Inc. and Silknet Software, Inc. had signed a merger agreement, whereby each of the Company's Silknet shares would be exchanged tax free for 0.83 Kana Communications shares. There can be no assurance that the merger will be consummated.

     On February 9, 2000, the Company announced that it had exercised a warrant to purchase 200,000 common shares of Alliance Pharmaceutical Corp. for $490,000. The exercise price was $2.45 per share, and the warrant had an expiration date of May 20, 2004. The Company also converted its $1,200,000 note due May 20, 2002 into 600,000 shares of Alliance

Pharmaceutical. The conversion price was $2.00 per share. The Company now owns 800,000 common shares of Alliance Pharmaceutical. These shares are currently restricted under Rule 144.

     On February 28, 2000, the Company announced its sale of 43,400 shares of SciQuest.com, Inc. common stock (NASDAQ: SQST) at approximately $77.2264 per share on February 25, 2000. The Company continues to hold 417,639 shares of SciQuest.com common stock.

     On March 8, 2000, the Company increased its investment in Sundial Marketplace Corporation by purchasing from Sundial a $150,000 note with equity features under certain circumstances. Thus, the Company has now invested a total of $900,000 in Sundial.

     On March 14, 2000, the Company announced that it had invested an additional $500,000 in Genomica Corporation as part of a $15,000,000 private placement of Genomica's Series C convertible preferred stock. Including this new investment, the Company owns approximately a 3.4 percent fully diluted interest in Genomica. On March 15, 2000, the Company noted that Genomica had filed an S-1 registration statement with the Securities and Exchange Commission.

Recent Developments -- Sub-Chapter M Status

     On September 25, 1997, the Company's Board of Directors approved a proposal to seek qualification of the Company as a RIC under Sub-Chapter M of the Code. In order to qualify as a RIC, the Company must, in general (1) annually derive at least 90 percent of its gross income from dividends, interest and gains from the sale of securities; (2) quarterly meet certain investment diversification requirements; and (3) annually distribute at least 90 percent of its investment company taxable income as a dividend.
In addition to the requirement that the Company must annually distribute at least 90 percent of its investment company taxable income, the Company may either distribute or retain its taxable net capital gains from investments, but any net capital gains not distributed could be subject to corporate level tax. Further, the Company could be subject to a four percent excise tax if it fails to distribute 98 percent of its annual taxable income and would be subject to income tax if it fails to distribute 100 percent of its taxable income.

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

     The qualification of the Company as a RIC under Sub-Chapter M of the Code depends on it satisfying certain technical requirements regarding its income, investment portfolio and distributions. The Company was unable to satisfy these requirements for the 1998 tax year owing to the nature of the Company's ownership interest in one of its investee companies. In addition, because it realized taxable losses in 1998, it was not strategically advantageous for the Company to elect Sub-Chapter M tax status for 1998.
The Company changed the nature of its ownership interest in the non-qualifying investee company effective January 1, 1999 in order to meet the Sub-Chapter M requirements.

     In 1999, because of changes in its investment portfolio, the Company requested recertification from the SEC relating to the Company's status under section 851(e) of the Code. On February 24, 2000, the Company received the certification, and the Company intends to elect Sub-Chapter M tax treatment for 1999. Although the SEC certification for 1999 was issued, there can be no assurance that the Company will receive such certification for 2000 or subsequent years (to the extent it needs additional certification as a result of changes in its portfolio) or that it will qualify as a RIC in 2000 or that, if it does qualify in 2000, it will continue to qualify in subsequent years. The Company plans to elect Sub-Chapter M tax treatment for 1999. In addition, under certain circumstances, even if the Company were qualified for Sub-Chapter M treatment in 2000 and elected Sub-Chapter M treatment for that year, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a C Corporation, rather than as a RIC.

     The Company incurred ordinary and capital losses during its C Corporation taxable years that remain available for use and may be carried forward to its 2000 and subsequent taxable years. A C Corporation that elects to qualify as a RIC and that makes an appropriate election continues to be taxable as a C Corporation on any gains realized within 10 years of its qualification as a RIC from sales of assets that were held by the corporation on the effective date of the election ("C Corporation Assets") to the extent of any gain built into the assets on such date ("Built-In Gain").

     On February 17, 1999, the Company received rulings from the IRS regarding issues relevant to the Company's tax status as a RIC, including a ruling from the IRS concluding that the Company can carry forward its C Corporation losses to offset any Built-In Gains resulting from sales of its C Corporation Assets. That ruling may enable the Company to retain some or all of the proceeds from such sales without disqualifying itself as a RIC or incurring corporate level income tax, depending on whether the Company's sale of C Corporation Assets with Built-In Gains will generate C Corporation E&P. In general, a RIC is not permitted to have, as of the close of any RIC taxable year, E&P accumulated during any C Corporation taxable year. However, because the realization of Built-In Gains will occur while the Company is a RIC, a strong argument exists that, under current law and IRS pronouncements, the sale of C Corporation Assets with Built-In Gains during RIC taxable years will not generate C Corporation E&P. In 1999, the Company used the $6.3 million loss carryforward (which resulted in a tax credit of approximately $2.2 million) to reduce the taxes resulting from Built-In Gains. The December 31, 1999 NAV includes the utilization of the ordinary and capital loss carryforwards against Built-in Gains of approximately $0.03 per share. (See "Note 6 of Notes to Consolidated Financial Statements" contained in "Item 8. Consolidated Financial Statements and Supplementary Data.")

     If necessary for liquidity purposes or to fund investment opportunities, in lieu of distributing its taxable net capital gains, the Company may retain such net capital gains and elect to be deemed to have made a distribution of the gains, or part thereof, to the shareholders under the "designated undistributed capital gain" rules of section 852(b)(3) of the Code. In such a case, the Company would have to pay a 35 percent corporate-level income tax on such "designated undistributed capital gain," but it would not have to distribute the excess of the retained "designated undistributed capital gain" over the amount of tax thereon in order to maintain its RIC status.

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

     Under Alternative A: 100 percent of net capital gain declared as a dividend and distributed to shareholders:

          1. No federal taxation at the Company level.

          2. Taxable shareholders receive a $1.00 per share dividend and pay a maximum federal tax of 20 percent* or $.20 per share, retaining $.80 per share.

     Under Alternative B: 100 percent of net capital gain retained by the Company and designated as "undistributed capital gain" or deemed dividend:

          1. The Company pays a corporate-level federal income tax of 35 percent on the undistributed gain or $.35 per share and retains 65 percent of the gain or $.65 per share.

          2. Taxable shareholders increase their cost basis in their stock by $.65 per share. They pay a 20 percent* federal capital gains tax on 100 percent of the undistributed gain of $1.00 per share or $.20 per share in tax. Offsetting this tax, shareholders receive a tax credit equal to 35 percent of the undistributed gain or $.35 per share.

     Under Alternative C: 100 percent of net capital gain retained by the Company, with no designated undistributed capital gain or deemed dividend:


*Assumes all capital gains qualify for long-term rates of 20 percent.

          1. The Company pays a corporate-level federal income tax of 35 percent on the retained gain or $.35 per share plus an excise tax of four percent of $.98 per share, or about $.04 per share.

          2. There is no tax consequence at the shareholder level.


Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

     The Company's business activities contain elements of risk. The Company considers a principal type of market risk to be valuation risk. Investments are stated at "fair value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission. All assets are valued at fair value as determined in good faith by, or under the direction of, the Board of Directors. See the Asset Valuation Policy Guidelines in the Footnote to Consolidated Schedule of Investments.

     Neither the Company's investments nor an investment in the Company is intended to constitute a balanced investment program. The Company has exposure to public-market price fluctuations to the extent of its publicly traded portfolio.

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

     Because there is typically no public market for the equity interests of the small companies in which the Company invests, the valuation of the equity interests in the Company's portfolio is subject to the estimate of the Company's Board of Directors in accordance with the Company's Asset Valuation Policy Guidelines. In the absence of a readily ascertainable market value, the estimated value of the Company's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in valuation are recorded in the Company's consolidated statements of operations as "Net increase (decrease) in unrealized appreciation on investments."

Item 8.   Consolidated Financial Statements and Supplementary Data



                        HARRIS & HARRIS GROUP, INC.
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


     The following reports and consolidated financial schedules of Harris
& Harris Group, Inc. are filed herewith and included in response to Item 8.

Documents                                                          Page

     Report of Independent Public Accountants. . . . . . . . . . .  29

Consolidated Financial Statements

     Consolidated Statements of Assets and Liabilities
          as of December 31, 1999 and 1998 . . . . . . . . . . . .  30

     Consolidated Statements of Operations for the
          years ended December 31, 1999, 1998 and 1997 . . . . . .  31

     Consolidated Statements of Cash Flows for the
         years ended December 31, 1999, 1998 and 1997. . . . . . .  32

     Consolidated Statements of Changes in Net Assets for the
         years ended December 31, 1999, 1998 and 1997. . . . . . .  33

     Consolidated Schedule of Investments as of
         December 31, 1999 . . . . . . . . . . . . . . . . . . . .  34-38

     Footnote to Consolidated Schedule of Investments. . . . . . .  39-41

     Notes to Consolidated Financial Statements. . . . . . . . . .  42-51

     Selected Per Share Data and Ratios for the
         years ended December 31, 1999, 1998, 1997, 1996
         and 1995. . . . . . . . . . . . . . . . . . . . . . . . .  52

     Schedules other than those listed above have been omitted because they are not applicable or the required information is presented in the consolidated financial statements and/or related notes.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Harris & Harris Group, Inc.:

     We have audited the accompanying consolidated statements of assets and liabilities of Harris & Harris Group, Inc. (a New York corporation) as of December 31, 1999 and 1998, including the consolidated schedule of investments as of December 31, 1999, and the related consolidated statements of operations, cash flows and changes in net assets for the three years ended December 31, 1999, and the selected per share data and ratios for each of the five years ended December 31, 1999. These consolidated financial statements and selected per share data and ratios are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and selected per share data and ratios based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and selected per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 1999 and 1998, by correspondence with the custodian and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As explained in Note 2, the consolidated financial statements include securities valued at $18,892,731 (35.22 percent of net assets), whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

   In our opinion, the consolidated financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of Harris & Harris Group, Inc. as of December 31, 1999 and 1998, the results of its consolidated operations, its consolidated cash flows and the consolidated changes in its net assets for the three years ended December 31, 1999, and the selected per share data and ratios for each of the five years ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.


                                           /s/  Arthur Andersen LLP
                                           ------------------------
New York, New York
March 20, 2000

            CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                 ASSETS
                                        December 31, 1999  December 31, 1998

Investments, at value (See
   accompanying consolidated schedule
   of investments and notes). . . . . .  $    63,535,651   $      24,532,191
Cash and cash equivalents . . . . . . .          133,256             164,143
Funds in escrow (Note 7). . . . . . . .        1,327,748                   0
Receivable from brokers . . . . . . . .                0             380,707
Interest receivable . . . . . . . . . .           44,189                 666
Prepaid expenses. . . . . . . . . . . .           74,328              90,649
Note receivable . . . . . . . . . . . .           32,663              32,663
Other assets. . . . . . . . . . . . . .          172,933             157,840
                                         ---------------    ----------------
Total assets. . . . . . . . . . . . . .  $    65,320,768    $     25,358,859
                                         ===============    ================

                           LIABILITIES & NET ASSETS

Accounts payable and accrued
   liabilities. . . . . . . . . . . . .  $       700,566    $        505,118
Accrued profit sharing (Note 3) . . . .        9,434,467           1,323,559
Deferred rent . . . . . . . . . . . . .           33,156              42,409
Deferred income tax liability (Note 6).        1,517,774             931,064
                                         ---------------   -----------------
Total liabilities . . . . . . . . . . .       11,685,963           2,802,150
                                         ---------------   -----------------
Commitments and contingencies
   (Notes 7 and 8)

Net assets. . . . . . . . . . . . . . .  $    53,634,805    $     22,556,709
                                         ===============    ================
Net assets are comprised of:

Preferred stock, $0.10 par value,
   2,000,000 shares authorized;
   none issued. . . . . . . . . . . . .  $             0    $              0
Common stock, $0.01 par value,
   25,000,000 shares authorized;
   10,692,971 issued at 12/31/99
   and at 12/31/98. . . . . . . . . . .          106,930             106,930
Additional paid in capital. . . . . . .       16,159,504          16,158,381
Accumulated net realized loss . . . . .       (5,192,860)           (525,177)
Accumulated unrealized appreciation of
   investments, net of deferred tax
   liability of $1,783,810 at 12/31/99
   and $3,410,884 at 12/31/98 . . . . .       45,098,711           6,996,664
Treasury stock, at cost (1,452,140
   shares at 12/31/99 and 101,739
   at 12/31/98) . . . . . . . . . . . .       (2,537,480)           (180,089)
                                          --------------    -----------------
Net assets. . . . . . . . . . . . . . .   $   53,634,805    $     22,556,709
                                          ==============    =================
Shares outstanding. . . . . . . . . . .        9,240,831          10,591,232
                                          ==============    =================
Net asset value per outstanding share .   $         5.80    $           2.13
                                          ==============    =================

      The accompanying notes are an integral part of these consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                  Year Ended       Year Ended       Year Ended
                               Dec. 31, 1999    Dec. 31, 1998    Dec. 31, 1997
Investment income:
  Interest from:
    Fixed-income securities. .   $   234,347      $   355,591      $   490,807
    Affiliated companies . . .        48,526          124,877           40,000
  Dividend income--
     unaffiliated companies. .           900            2,550                0
  Consulting and
     administrative fees . . .             0                0           29,870
  Other income . . . . . . . .         3,911          102,468              869
                                 -----------      -----------      -----------
    Total investment income. .       287,684          585,486          561,546

Expenses:
  Profit-sharing accrual
     (Note 3). . . . . . . . .     8,110,908          899,751          423,808
  Salaries and benefits. . . .       834,700          831,121        1,507,257
  Professional fees. . . . . .       331,889          411,480          327,038
  Administration and
     operations. . . . . . . .       319,167          330,879          392,114
  Rent . . . . . . . . . . . .       162,987          159,515          130,092
  Directors' fees and
     expenses. . . . . . . . .       120,328          129,253          100,496
  Depreciation . . . . . . . .        35,455           47,936           48,968
  Custodian fees . . . . . . .         8,586           10,513           15,517
  Restructuring charges. . . .             0                0          100,000
  Other expense (Note 7) . . .             0          728,862                0
  Interest expense . . . . . .             0           85,476                0
                                ------------     ------------     ------------
    Total expenses . . . . . .     9,924,020        3,634,786        3,045,290
                                ------------     ------------     ------------
  Operating loss before
     income taxes. . . . . . .    (9,636,336)      (3,049,300)      (2,483,744)
  Income tax benefit (Note 6).             0          234,188          933,103
                                ------------     ------------     ------------
Net operating loss . . . . . .    (9,636,336)      (2,815,112)      (1,550,641)

Net realized gain (loss)
on investments:
  Realized gain (loss) on
     sale of investments . . .    10,976,714       (1,718,528)      (3,147,002)
                                ------------     ------------     ------------
    Total realized gain (loss)    10,976,714       (1,718,528)      (3,147,002)
  Income tax (expense)
     benefit (Note 6). . . . .    (2,361,044)               0        1,119,825
                                ------------     ------------     ------------
  Net realized gain (loss) on
     investments . . . . . . .     8,615,670       (1,718,528)      (2,027,177)
                                ------------     ------------     ------------
Net realized loss. . . . . . .    (1,020,666)      (4,533,640)      (3,577,818)

Net increase in unrealized
appreciation on investments:
  Increase as a result of
     investment sales. . . . .       704,801        2,135,176           93,999
  Decrease as a result of
     investment sales. . . . .    (4,939,595)        (963,680)      (2,892,408)
  Increase on investments
     held. . . . . . . . . . .    43,186,960        9,766,320        7,297,164
  Decrease on investments
     held. . . . . . . . . . .    (2,477,193)      (8,689,000)      (3,007,612)
                                ------------     -------------    ------------
    Change in unrealized
       appreciation on
       investments . . . . . .    36,474,973        2,248,816        1,491,143
  Income tax benefit
     (provision) (Note 6). . .     1,627,074         (592,986)        (521,900)
                                ------------     ------------     ------------
  Net increase in unrealized
     appreciation on
     investments . . . . . . .    38,102,047        1,655,830          969,243
                                ------------     ------------     ------------
Net increase (decrease) in net
assets resulting from operations:
  Total. . . . . . . . . . . .  $ 37,081,381     $ (2,877,810)    $ (2,608,575)
                                ============     ============     ============
  Per outstanding share. . . .  $       4.01     $      (0.27)    $      (0.24)
                                ============     ============     ============

          The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 Year Ended       Year Ended       Year Ended
                              Dec. 31, 1999    Dec. 31, 1998    Dec. 31, 1997

Cash flows (used in)
   provided by operating activities:
Net increase (decrease) in net assets
   resulting from operations  . $37,081,381     $ (2,877,810)    $ (2,608,575)
Adjustments to reconcile net
decrease in net assets
resulting from operations
to net cash (used in) provided
by operating activities:
  Net realized and unrealized (gain) loss
   on investments . . . . . . . (47,451,687)        (480,288)       1,708,359
  Deferred income taxes . . . .     586,710          263,367       (1,442,094)
  Depreciation. . . . . . . . .      35,455           47,936           48,968
  Other . . . . . . . . . . . .           0           (2,927)               0
Changes in assets and liabilities:
  Funds in escrow . . . . . . .  (1,327,748)               0                0
  Receivable from brokers . . .     380,707         (380,707)               0
  Prepaid expenses. . . . . . .      16,321           (5,523)          (3,625)
  Interest receivable . . . . .     (43,523)         110,440           87,236
  Taxes receivable. . . . . . .           0                0        2,119,492
  Notes receivable. . . . . . .           0          (32,663)               0
  Other assets. . . . . . . . .     (41,281)          86,312           40,296
  Accounts payable
   and accrued liabilities  . .     195,448           81,235           49,555
  Accrued profit sharing (Note 3) 8,110,908          899,751          423,808
  Deferred rent . . . . . . . .      (9,253)          (9,253)          (9,252)
  Collection on notes receivable     10,000          800,000                0
  Purchase of fixed assets. . .      (9,261)         (16,426)         (10,169)
                                 -----------      -----------        ---------
Net cash (used in) provided
  by operating activities        (2,465,823)      (1,516,556)         403,999

Cash provided by (used in)
  investing activities:
  Net sale (purchase) of
   short-term investments
   and marketable securities . . 12,515,222       14,715,834         (155,667)
  Investment in private
   placements and loans . . . .  (4,077,001)        (960,308)      (4,511,434)
                                 -----------      -----------      -----------
Net cash provided by (used in)
  investing activities            8,438,221       13,755,526       (4,667,101)

Cash flows (used in)
 provided by financing activities:
  Payment of dividend. . . . .   (3,647,017)      (8,019,728)               0
  Purchase of
    treasury stock (Note 4). .   (2,373,551)        (254,786)               0
  Proceeds from exercise
    of stock options (Note 3).            0                0          253,250
  Proceeds (payment of)
    from note payable (Note 7)            0       (4,000,000)       4,000,000
  Proceeds from sale
    of stock (Note 4). . . . .       17,283           54,099                0
                                 -----------     ------------      ----------
Net cash (used in) provided
  by financing activities        (6,003,285)     (12,220,415)       4,253,250
                                 -----------     ------------      ----------
Net (decrease) increase
  in cash and cash equivalents:
  Cash and cash equivalents
   at beginning of the year         164,143          145,588          155,440
  Cash and cash equivalents
   at end of the year               133,256          164,143          145,588
                                -----------      -----------       ----------
  Net (decrease) increase in
   cash and cash equivalents. . $  (30,887)      $    18,555       $   (9,852)
                                ===========      ===========       ==========
Supplemental disclosures
 of cash flow information:
  Income taxes paid . . . . . . $  122,560       $       372       $    5,909
  Interest paid . . . . . . . . $        0       $    85,476       $        0


        The accompanying notes are an integral part of these consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

                                   Year Ended     Year Ended     Year Ended
                                Dec. 31, 1999  Dec. 31, 1998  Dec. 31, 1997

Changes in net assets from operations:

   Net operating loss . . . . .  $ (9,636,336)  $ (2,815,112) $  (1,550,641)
   Net realized gain
     (loss) on investments. . .     8,615,670     (1,718,528)    (2,027,177)
   Net (decrease) increase in unrealized
     appreciation on investments
     as a result of sales . . .    (4,234,794)     1,171,496     (1,818,966)
   Net increase in unrealized
     appreciation on
     investments held . . . . .    42,336,841        484,334      2,788,209
                                -------------   ------------  -------------
Net increase (decrease)
   in net assets resulting
   from operations. . . . . . .    37,081,381     (2,877,810)    (2,608,575)

Changes in net assets from
   capital stock transactions:

   Payment of dividend. . . . .    (3,647,017)    (8,019,728)             0
   Purchase of treasury stock .    (2,373,551)      (254,786)             0
   Proceeds from exercise of stock
     options and warrants . . .             0              0        253,250
   Proceeds from sale of stock         17,283         54,099              0
   Tax benefit of restricted
     stock award and common
     stock transactions . . . .             0              0         77,656
                                  -----------     -----------    ----------
Net (decrease) increase in
   net assets resulting from
   capital stock transactions .    (6,003,285)    (8,220,415)       330,906
                                  ------------   ------------   -----------

Net increase (decrease)
  in net assets . . . . . . . .    31,078,096    (11,098,225)    (2,277,669)

Net assets:

   Beginning of the year. . . .    22,556,709     33,654,934     35,932,603
                                -------------  -------------  -------------
   End of the year  . . . . . . $  53,634,805  $  22,556,709  $  33,654,934
                                =============  =============  =============

The accompanying notes are an integral part of these consolidated statements.

             CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 1999

                                    Method of       Shares/
                                 Valuation (3)     Principal        Value
Investments in
  Unaffiliated Companies (14)(15)(16) -- 71.8% of total investments

Publicly Traded Portfolio (Common stock
  unless noted otherwise) -- 60.2% of total investments

 Silknet Software, Inc. (1)(2)(8) --
  Provides customer-centric e-business
  applications and systems -- 0.24% of
  fully diluted equity . . . . . . . . (C)          40,864     $  5,399,062

 SciQuest.com, Inc. (1)(2)(9) -- Internet
  e-commerce source for scientific products
  -- 1.25% of fully diluted equity . . (C)         461,039       32,831,750
                                                               ------------
Total Publicly Traded Portfolio (cost: $1,350,000) . . . .     $ 38,230,812

Private Placement Portfolio (Illiquid) -- 11.6% of total investments

 Alliance Pharmaceutical Corp. (2)(4)(10) --
  Research and development of pharmaceutical
  products $1,200,000 subordinated 6% notes
  due 5/20/02 convertible into 600,000 common
  shares @ $2.00 per share . . . . . . (C)      $ 1,200,000
  Warrants convertible into 200,000 common shares
  @ $2.45 expiring 5/20/04. . . . . . .(C)          200,000     $ 5,041,000

 Exponential Business Development Company
  (1)(2)(5) -- Venture capital partnership
  focused on early stage companies
  Limited partnership interest . . . .(A)            --              25,000

 Genomica Corporation (1)(2)(6)(11) --
  Develops software that enables the
  study of complex genetic diseases --
  4.47% of fully diluted equity
  Common Stock  . . . . . . . . . . . (B)          199,800
  Series A Voting
  Convertible Preferred Stock . . . . (B)        1,660,200        1,209,730

 Kriton Medical, Inc. (1)(2)(4)(6) --
  Research and development of medical
  devices -- 1.88% of fully diluted equity
  Series B
  Convertible Preferred Stock. . . . .(A)         476,191         1,000,001

 MedLogic Global Corporation (1)(2)(6)
   -- Medical cyanoacrylate adhesive
   -- 0.37% of fully diluted equity
   Series B
   Convertible Preferred Stock . . . .(D)         54,287
   Common Stock  . . . . . . . . . . .(D)         25,798           101,876
                                                               -----------
Total Private Placement Portfolio
   (cost: $4,261,080)  . . . . . . . . . . . . . . . . . . .   $ 7,377,607
                                                               -----------
Total Investments in
    Unaffiliated Companies (cost: $5,611,080)  . . . . . . .  $ 45,608,419


 The accompanying notes are an integral part of this consolidated schedule.

             CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 1999

                                   Method of         Shares/
                                  Valuation (3)    Principal        Value

Investments in Non-Controlled
  Affiliates (14)(16) -- 21.7% of total investments

Publicly Traded Portfolio - 5.2% of total investments

  Nanophase Technologies Corporation (1)(7)
   Manufactures and markets
   inorganic crystals of nanometric
   dimensions -- 5.16% of
   fully diluted equity. . . . . . .   (C)          758,016     $ 3,325,795
                                                                -----------
Total Publicly Traded Portfolio (cost $1,341,734). . . . . . .  $ 3,325,795
                                                                -----------
Private Placement Portfolio (Illiquid) (14)(16) -- 16.5% of total investments

  NeuroMetrix, Inc. (1)(2)(6) --
   Developing devices for detection
   of neuromuscular disorders --
   16.19% of fully diluted equity
   Series A
    Convertible Preferred Stock . . . . (B)         175,000
   Series B
    Convertible Preferred Stock . . . . (B)         125,000
   Series C-2
    Convertible Preferred Stock . . . . (B)         229,620     $ 5,958,225

  PHZ Capital Partners Limited
   Partnership (2)(12) -- Organizes
   and manages investment partnerships
    -- 20.0% of fully diluted equity
   Limited partnership interest . . . . (D)            --         1,770,802

  Questech Corporation (1)(2)(6) --
   Manufactures and markets proprietary
   decorative tiles and signs -- 12.30% of
   fully diluted equity
   Common Stock . . . . . . . . . . . . (D)        580,037        2,035,930
   Warrants at
   $5.00 expiring 11/15/09. . . . . . . (A)          1,965
   Warrants at
   $4.00 expiring 11/28/01. . . . . . . (A)        152,422              167

  Sundial Marketplace Corporation
   (1)(2)(4)(6) -- Business-to-
   business e-commerce company
   providing retail wireless
   communications services --
   20% of fully diluted equity
   Series A
   Convertible Preferred Stock. . . . . (A)     2,000,000           500,000
   12% Convertible Note . . . . . . . . (A)    $  250,000           250,000
                                                                -----------
Total Private
 Placement Portfolio (cost: $5,614,538). . .. . . . . . . . .   $10,515,124
                                                                -----------
Total Investments
 in Non-Controlled Affiliates (cost: $6,956,272). . . . . . .   $13,840,919


The accompanying notes are an integral part of this consolidated schedule.

             CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 1999

                               Method of            Shares/
                               Valuation (3)      Principal      Value

Private Placement Portfolio
in Controlled Affiliates
(14)(16) (Illiquid) --
1.6% of total investments

  Adaptive Web Technologies
   Inc.(1)(2)(4)(6)(13) --
   100.0% of fully diluted
   equity
   Series A Convertible
   Preferred Stock  . . . . . . . (A)             1,000,000     $  1,000,000
                                                                ------------
Total Private Placement Portfolio
  in Controlled Affiliates (cost: $1,000,000). . . . . . . . .  $  1,000,000

U.S. Government Obligations -- 4.9% of total investments

  U.S. Treasury Bill dated
   07/15/99 due date
   01/13/00 -- 3.9% yield . . . . (K)          $  1,200,000     $  1,198,308
  U.S. Treasury Bill dated
   07/29/99 due date
   01/27/00 -- 4.2% yield . . . . (K)          $  1,500,000        1,495,245
  U.S. Treasury Bill dated
   11/04/99 due date
   05/04/00 -- 5.3% yield . . . . (K)          $    400,000          392,760
                                                                 -----------

Total Investments in U.S. Government Obligations
 (cost: $3,085,778). . . . . . . . . . . . . . . . . . . . . . . $ 3,086,313
                                                                 -----------
Total Investments -- 100% (cost: $16,653,130). . . . . . . . . . $63,535,651
                                                                 ===========

The accompanying notes are an integral part of this consolidated schedule.

          CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 1999


    Notes to Consolidated Schedule of Investments

   (1) Represents a non-income producing security. Equity investments that have not paid dividends within the last 12 months are considered to be non-income producing.

   (2)  Legal restrictions on sale of investment.

   (3) See Footnote to Consolidated Schedule of Investments for a description of the Method of Valuation A to L.


   (4)  These investments were made during 1999.

   (5) No changes in valuation occurred in these investments during the year ended December 31, 1999.

   (6) These investments are in development stage companies. A development stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either has not yet commenced its planned principal operations or has commenced such operations but has not realized significant revenue from them.

   (7) As of December 31, 1999, the market price per share of Nanophase Technologies Corporation ("NANX") was $4.875. The Company's holding in Nanophase Technologies Corporation before a discount for illiquidity was valued at $3,695,328. During January and February 2000, the Company sold 85,100 shares of Nanophase Technologies Corporation stock in the open market for a total of $420,555 or $4.94 per share. On March 20, 2000, the market price per share of Nanophase Technologies Corporation was $13.1875.

   (8) On October 5, 1999, Silknet Software, Inc. ("SILK") acquired InSite Marketing Technology, Inc. The Company is subject to a lock-up agreement on the Silknet Software stock that expires on October 5, 2000. On December 31, 1999, the market price per share of Silknet Software, Inc. was $165.75. The Company's holding in Silknet Software before a discount for trading restrictions and a 10 percent escrow was valued at $6,773,208. On February 7, 2000, Kana Communications, Inc. and Silknet Software, Inc. announced a merger agreement, in which the Silknet Software shares will be exchanged tax free for 0.83 Kana Communications (pre two-for-one stock split) shares. See Note 8 of Notes to Consolidated Financial Statements. On March 20, 2000, the market prices per share of Silknet Software and Kana Communications were $165.375 and
        $103.00 (post two-for-one stock split), respectively.

   (9) The Company is subject to a lock-up agreement on the stock which expires on May 18, 2000. On December 31, 1999, the market price per share of SciQuest.com, Inc. ("SQST") was $79.50. The Company's holding in SciQuest.com before a discount for trading restrictions was valued at $36,652,600. On February 25, 2000, the Company sold 43,400 shares of SciQuest.com at $77.23 per share. On March 20, 2000, the market price per share of SciQuest.com, Inc. was $38.25.


   The accompanying notes are an integral part of this consolidated schedule.

  (10) As of December 31, 1999, the market price per share of Alliance Pharmaceutical Corp. ("ALLP") was $7.375. The Company's holding in Alliance Pharmaceutical, before a discount for delays in converting the note and warrants to registered shares, was valued at $5,410,000, including valuing the warrants at their in the money common stock value. On February 9, 2000, the Company exercised the warrant to purchase 200,000 common shares of Alliance Pharmaceutical Corp.
        and converted its $1,200,000 note due May 20, 2002 into 600,000 shares of common stock. These shares are currently restricted under Rule 144. On March 20, 2000, the market price per share of Alliance Pharmaceutical Corp. was $13.1875.

  (11) In 1996, Genomica Corporation was cofounded by the Company, Cold Spring Harbor Laboratory ("CSHL"), a not-for-profit institution, and Falcon Technology Partners, LP. Mr. G. Morgan Browne serves on the Board of Directors of the Company and is Administrative Director of CSHL. In late 1998, Charles E. Harris, Chairman and CEO of Harris & Harris Group, became a trustee of CSHL. (See "Note 8 of Notes to Consolidated Financial Statements.")

  (12) Harris Partners I L.P. owns a 20 percent limited partnership interest in PHZ Capital Partners L.P. The partners of Harris Partners I L.P. are Harris & Harris Enterprises, Inc. (sole general partner) and Harris & Harris Group, Inc. (sole limited partner). Harris & Harris Enterprises, Inc. is a 100 percent owned subsidiary of Harris & Harris Group, Inc.

  (13) On January 13, 2000, the Company announced its decision not to proceed with the development and commercialization of, and to liquidate, Adaptive Web Technologies, Inc. (See "Note 8 of Notes to Consolidated Financial Statements.")

  (14) Investments in unaffiliated companies consist of investments in which Harris & Harris Group, Inc. (the "Company") owns less than 5 percent of the investee company. Investments in non-controlled affiliated companies consist of investments in which the Company owns more than 5 percent but less than 25 percent of the investee company.
        Investments in controlled affiliated companies consist of investments in which the Company owns more than 25 percent of the investee company.

  (15) The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $5,611,080. The gross unrealized appreciation based on tax cost for these securities is $40,929,238. The gross unrealized depreciation on the cost for these securities is $931,899.

  (16) The percentage ownership of each investee disclosed in the Consolidated Schedule of Investments expresses the potential common equity interest in each such investee. The calculated percentage represents the amount of issuer's common stock the Company owns or can acquire as a percentage of the issuer's total outstanding common stock plus common shares reserved for issued and outstanding warrants, convertible securities and stock options.


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

     The Company's Investment and Valuation Committee, comprised of at least three or more independent Board members, is responsible for reviewing and approving the valuation of the Company's assets within the guidelines established by the Board of Directors.

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

Some examples of such events are: (1) a major recapitalization; (2) a major refinancing; (3) a significant third-party transaction; (4) the development of a meaningful public market for the company's common stock; (5) significant positive or negative changes in the company's business.

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

     Harris & Harris Enterprises, Inc. ("Enterprises") is a 100 percent wholly owned subsidiary of the Company. Enterprises holds the lease for the office space, which it subleases to the Company and an unaffiliated party; owns a financial relations and consulting firm; is a partner in Harris Partners I, L.P. and is taxed as a C corporation. Harris Partners I L.P. is a limited partnership and owns a 20 percent limited partnership interest in PHZ Capital Partners, L.P. The partners of Harris Partners I L.P. are Harris & Harris Enterprises, Inc. (sole general partner) and Harris & Harris Group, Inc.
(sole limited partner).

     The Company intends for 1999 to elect treatment as a Regulated Investment Company ("RIC") under Sub-Chapter M of the Internal Revenue Code. As a RIC, the Company must, among other things, distribute at least 90 percent of its taxable net income and may either distribute or retain its taxable net realized capital gains on investments. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent
Developments   Sub Chapter M Status.")  There can be no assurance that the
Company will qualify as a RIC or that if it does qualify, it will continue to qualify. In addition, even if the Company were to qualify as a RIC, and elected Sub-Chapter M treatment for that year, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a C Corporation, rather than a RIC.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements:

     Principles of Consolidation. The consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for investment companies and include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have ben eliminated in consolidation.

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

     Securities Transactions. Securities transactions are accounted for on the date the securities are purchased or sold (trade date); dividend income is recorded on the ex-dividend date; and interest income is accrued as earned. Realized gains and losses on investment transactions are determined on specific identification for financial reporting and tax reporting.

     Income Taxes. Prior to January 1, 1999, the Company recorded income taxes using the liability method in accordance with the provision of Statement of Financial Accounting Standards No. 109. Accordingly, deferred tax liabilities had been established to reflect temporary differences between the recognition of income and expenses for financial reporting and tax purposes, the most significant difference of which relates to the Company's unrealized appreciation on investments.

     The December 31, 1999 consolidated financial statements include a provision for deferred taxes on the remaining net built-in gains as of December 31, 1998, net of the unutilized operating and capital loss carryforwards incurred by the Company through December 31, 1998.

     The Company pays federal, state and local income taxes on behalf of its wholly owned subsidiary, Harris & Harris Enterprises, which is a C corporation. (See Note 6. Income Taxes.)

     Reclassifications. Certain reclassifications have been made to the December 31, 1997 and December 31, 1998 financial statements to conform to the December 31, 1999 presentation.

     Estimates by Management. The preparation of the consolidated financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31,1999 and 1998, and the reported amounts of revenues and expenses for the three years ended December 31, 1999. Actual results could differ from these estimates.

NOTE 3.  STOCK OPTION PLAN, WARRANTS OUTSTANDING AND EMPLOYEE PROFIT-
SHARING PLAN

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

     The Company accounted for the 1988 Plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the 1988 Plan been determined consistent with the fair value method required by FASB Statement No. 123 ("FASB No. 123"), the Company's net realized loss and net asset value per share would have been reduced to the following pro-forma amounts:

                                  1999        1998      1997
        Net Realized Loss:
        As Reported                N/A        N/A       $(3,577,818)
        Pro Forma                  N/A        N/A       $(3,921,583)

        Net Asset Value per share:
        As Reported                N/A        N/A       $      3.15
        Pro Forma                  N/A        N/A       $      3.12


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                  1999          1998      1997

      Stock volatility             N/A           N/A      0.60
      Risk-free interest rate      N/A           N/A       6.3%
      Option term in years         N/A           N/A         7
      Stock dividend yield         N/A           N/A       - -


     A summary of the status of the Company's 1988 Plan at December 31, 1997 changes during the year then ended is presented in the table and narrative below:

                                      December 31, 1997
                                      -----------------
                                      Shares    Weighted
                                                Average
                                      -------   --------
                                                Exercise Price
                                                --------------

Outstanding at beginning of year    1,080,000   $4.584

Granted                               300,000   $3.875

Exercised                             158,000   $1.603

Forfeited                             397,000   $5.267

Expired                                 - -      - -

Canceled                              825,000   $4.569

Outstanding at end of year                  0        0

Exercisable at end of year                  0        0

Weighted average fair
value of options granted                $2.50      - -


     During 1997, the Chairman of the Company exercised a warrant to purchase 237,605 shares of common stock at a price of $2.0641.

     As of January 1, 1998, the Company began implementing the Harris & Harris Group, Inc. Employee Profit Sharing Plan (the "1998 Plan") that provides for profit sharing equal to 20 percent of the net realized income of the Company as reflected on the Consolidated Statement of Operations of the Company for such year, less the nonqualifying gain, if any. Under the 1998 Plan, net realized income of the Company includes investment income, realized gains and losses, and operating expenses (including taxes paid or payable by the Company), but it will be calculated without regard to dividends paid or distributions made to shareholders, payments under the 1998 Plan, unrealized gains and losses, and loss carry-overs from other years ("Qualifying Income"). The portion of net after-tax realized gains attributable to asset values as of September 30, 1997 will be considered nonqualifying gain, which will reduce "Qualifying Income."

     As soon as practicable following year end, the Board of Directors will determine whether, and if so, how much "Qualifying Income" exists for a plan year, and 90 percent of the Qualifying Income will be paid out to 1998 Plan participants pursuant to the distribution percentages set forth in the 1998 Plan. The remaining 10 percent will be paid out after the Company has filed its federal tax return for that year in which "Qualifying Income" exists. The distribution amounts for each officer and employee is as follows: Charles E. Harris, 13.790 percent; Mel P. Melsheimer, 4.233 percent; Rachel M. Pernia, 1.524 percent; and Jacqueline M. Matthews, 0.453 percent. If a participant leaves the Company for other than cause, the amount earned will be accrued and paid to such participant, and the remaining amount allocable under the 1998 Plan will be redistributed by the Compensation Committee and paid to the other participants.

     Notwithstanding any provisions of the 1998 Plan, in no event may the aggregate amount of all awards payable for any 1998 Plan year during which the Company remains a "business development company" within the meaning of the Investment Company Act of 1940, as amended (the "1940 Act"), be greater than 20 percent of the Company's "net income after taxes" within the meaning of Section 57(n)(1)(B) of the 1940 Act. In the event the awards exceed such amount, the awards will be reduced pro rata.

     The 1998 Plan may be modified, amended or terminated by the Company's Board of Directors at any time; provided however, no such modification, amendment or termination may adversely affect any participant that has not consented to such modification, amendment or termination.

     The Company calculates the 1998 Plan accrual at each quarter end based on the unrealized gains at that date, net of operating expenses for the year. Any adjustments to the 1998 Plan accrual are then reflected in the Consolidated Statement of Operations for the quarter. The 1998 Plan accrual is not paid out until the gains are realized. During 1999, the Company accrued profit-sharing expense of $8,110,908, of which $8,295,916 represents a profit sharing accrual on unrealized gains and will not be paid out until the gains are realized, bringing the cumulative accrual under the 1998 Plan to $9,434,467 at December 31, 1999.

     The 1998 Plan was terminated as of December 31, 1999 subject to the payment of any amounts owed under the 1998 Plan. As of January 1, 2000, the Company adopted the Harris & Harris Group Employee Profit-Sharing Plan
(the "2000 Plan") with substantially the same terms as the 1998 Plan, except for a limitation on the amount of an award that may be paid out to any one participant during any one year if the shareholders do not approve the performance goals of the 2000 Plan. The Shareholders are being asked to approve the performance goals under the 2000 Plan in accordance with Section 162(m) of the Internal Revenue Code at the Annual Meeting of Shareholders to be held on April 26, 2000. If the Shareholders do not approve the performance goals, the Company could implement the 2000 Plan in its current form, or modify or terminate the 2000 Plan. At present, the Company has no plans to take any particular action in the event of a negative shareholder vote.

     In March 2000, the Company paid out under the 1998 Plan 90 percent of the profit sharing on the 1999 realized gains of approximately $1,024,696; the remaining 10 percent or approximately $113,855 will be paid out on the completion and filing of the Company's 1999 federal tax return.

NOTE 4.  CAPITAL TRANSACTIONS

     In 1998, the Board of Directors approved that effective January 1, 1998, 50 percent of all directors' fees be used to purchase Company common stock from the Company. However, effective on March 1, 1999, the directors may purchase the Company's common stock in the market, rather than from the Company. During 1998, the directors bought a total of 24,491 shares.

     On April 15, 1998, the Company announced that the Board of Directors had approved the purchase of up to 700,000 shares of Company stock in the open market. As of December 31, 1998, the Company had purchased a total of 126,230 shares for a total of $254,786 or an average of $2.02 per share. However, the treasury shares purchased were decreased by the directors' purchases of a total of 24,491 shares of Company stock.

     In the first six months of 1999, the Company purchased a total of 275,648 shares of treasury shares in the open market for a total of $540,720 or $1.96 per share.

     On July 14, 1999, the Company announced an offer to purchase up to 1,100,000 shares of its common stock for cash at a price equal to $1.63 per share. A total of 1,080,569 shares were tendered for a total cost, including related expenses of approximately $71,500, of $1,832,831. Of these shares, 1,075,269 were tendered by one shareholder, which tendered all of its holdings.

     Since 1998, as a result of the shares purchased in the open market and through the tender offer in 1999, the Company has purchased a total of 1,482,447 shares for a total of $2,628,337, including commissions and expenses, at an average price of $1.77 per share.

NOTE 5.  EMPLOYEE BENEFITS

     On October 19, 1999, Charles E. Harris signed an Employment Agreement with the Company (disclosed in a Form 8-K filed on October 27, 1999) ("The Employment Agreement"), which superseded an employment agreement that was about to expire on December 31, 1999. The Employment Agreement expires on December 31, 2004 ("Term"); on January 1, 2000 and on each day thereafter, the Term extends automatically by one day unless at any time the Company or Mr. Harris, by written notice, decides not to extend the Term, in which case the Term will expire five years from the date of the written notice.

     During the period of employment, Mr. Harris shall serve as the Chairman and Chief Executive Officer of the Company; be responsible for the general management of the affairs of the Company and all its subsidiaries, reporting directly to the Board of Directors of the Company; serve as a member of the

Board for the period of which he is and shall from time to time be elected or reelected; and serve, if elected, as President of the Company and as an officer and director of any subsidiary or affiliate of the Company.

     Mr. Harris is to receive compensation under his Employment Agreement in the form of base salary of $202,980, with automatic yearly adjustments to reflect inflation. In addition, the Board may increase such salary, and consequently decrease it, but not below the level provided for by the automatic adjustments described above. Mr. Harris is also entitled to participate in the Company's Profit-Sharing Plan as well as in all compensation or employee benefit plans or programs, and to receive all benefits, perquisites, and emoluments for which salaried employees are eligible. Under the Employment Agreement, the Company is to furnish Mr. Harris with certain perquisites which include a company car, membership in certain clubs and up to a $5,000 annual reimbursement for personal, financial or tax advice.

     The Employment Agreement provides Mr. Harris with life insurance for the benefit of his designated beneficiaries in the amount of $2,000,000; provides reimbursement for uninsured medical expenses, not to exceed $10,000 per annum, adjusted for inflation, over the period of the contract; provides Mr. Harris and spouse with long-term care insurance; and disability insurance in the amount of 100 percent of his base salary. These benefits are for the term of the contract.

    The Employment Agreement provides for the Company to adopt a supplemental executive retirement plan (the "SERP") for the benefit of Mr. Harris. Under the SERP, the Company will cause an amount equal to one-twelfth of the Mr. Harris's current base salary to be credited each month (a "Monthly Credit") to a special account maintained for this purpose on the books of the Company for the benefit of Mr. Harris (the "SERP Account"). The amounts credited to the SERP Account will be deemed invested or reinvested in such mutual funds or U.S. Government securities as determined by Mr. Harris. The SERP Account will be credited and debited to reflect the deemed investment returns, losses and expenses attributed to such deemed investments and reinvestments. Mr. Harris's benefit under the SERP will equal the balance in the SERP Account and such benefit will always be 100 percent vested (i.e., not forfeitable). Mr. Harris will determine the form and timing of the distribution of the balance in the SERP Account; provided, however, in the event of the termination, the balance in the SERP Account will be distributed to Mr. Harris or his beneficiary, as the case may be, in a lump-sum payment within 30 days of such termination. The Company will establish a rabbi trust for the purpose of accumulating funds to satisfy the obligations incurred by the Company under the SERP. During 1999, the Company accrued $41,442 in accordance with this provision of the SERP. Mr. Harris's rights to benefits pursuant to this SERP will be no greater than those of a general creditor of the Company.

     The Employment Agreement provides severance pay in the event of termination without cause or by constructive discharge and also provides for certain death benefits payable to the surviving spouse equal to the executive's base salary for a period of two years.

     In addition, Mr. Harris is entitled to receive severance pay pursuant to the severance compensation agreement that he entered into with the Company, effective August 15, 1990. The severance compensation agreement provides that if, following a change in control of the Company, as defined in the agreement, such individual's employment is terminated by the Company without cause or by the executive within one year of such change in control, the individual shall be entitled to receive compensation in a lump sum payment equal to 2.99 times the individual's average annualized compensation and payment of other welfare benefits. If Mr. Harris's termination is without cause or is a constructive discharge, the amount payable under the Employment Agreement will be reduced by the amounts paid pursuant to the severance compensation agreement.

     As of January 1, 1989, the Company adopted an employee benefits program covering substantially all employees of the Company under a 401(k) Plan and Trust Agreement. As of January 1, 1999, the Company adopted the Harris & Harris Pension Plan and Trust, a money purchase plan which would allow the Company to stay compliant with the 401(k) top-heavy regulations and deduction limitation regulations. Contributions to the plan are at the discretion of the Company. During 1999, contributions to both plans that have been charged to salaries and benefits totaled approximately $37,000.

     On June 30, 1994, the Company adopted a plan to provide medical and health insurance for retirees, their spouses and dependents who, at the time of their retirement, have ten years of service with the Company and have attained 50 years of age or have attained 45 years of age and have 15 years of service with the Company. On February 10, 1997, the Company amended this plan to include employees who "have seven full years of service and have attained 58 years of age." The coverage is secondary to any government provided or subsequent employer provided health insurance plans. Based upon actuarial estimates, the Company provided an original reserve of $176,520 that was charged to operations for the period ending June 30, 1994. As of December
31, 1999 the Company had a reserve of $317,600 for the plan.

NOTE 6.  INCOME TAXES

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

     The Company intends to elect Sub-Chapter M status for the year ended December 31, 1999. Accordingly, on February 23, 1999, the Company declared a cash dividend of $0.35 per share (for a total of $3,647,017) as a result of the long-term capital gain generated in 1999 by the acquisition of NBX Corporation by 3Com Corporation. The Company utilized its net operating loss and capital loss carryforwards of approximately $6.3 million in order to retain most of the remaining long-term capital gain to invest in new opportunities. Approximately $300,000 of the long-term capital gain was not distributed during 1999. Therefore, the Company incurred approximately $26,044 in excise taxes.

     The Company had incurred net ordinary and capital losses for a total of approximately $7.0 million (which results in a tax credit of approximately $2.5 million) during its C Corporation taxable years of which $0.8 million still remains available for use. A corporation that elects to qualify as a RIC continues to be taxable as a C Corporation on any gains realized within 10 years of its qualification as a RIC from sales of assets that were held by the corporation on the effective date of the election ("C Corporation Assets") to the extent of any gain built into the assets on such date ("Built-In Gain"). On February 17, 1999, the Company received a ruling from the IRS concluding that the Company can carry forward its C Corporation losses to offset any Built-In Gains resulting from sales of its C Corporation Assets. That ruling may enable the Company to retain some or all of the proceeds from such sales without disqualifying itself as a RIC or incurring corporate level income tax, depending on whether the Company's sale of C Corporation Assets with Built-In Gains will generate C Corporation E&P. In general, a RIC is not permitted to have, as of the close of any RIC taxable year, E&P accumulated during any C Corporation taxable year. However, because the realization of Built-In Gains will occur while the Company is a RIC, a strong argument exists that, under current law and IRS pronouncements, the sale of C Corporation Assets with Built-In Gains during RIC taxable years will not generate C Corporation E&P. The Company intends to use the remaining $0.8 million loss carryforward (which results in a tax credit of approximately $0.3 million) to reduce its taxes which are the result of Built-In Gains.

     Continued qualification as a RIC requires the Company to satisfy certain portfolio diversification requirements in future years. The Company's ability to satisfy those requirements may not be controllable by the Company. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Recent Developments - Sub-Chapter M Status.")

     There can be no assurance that the Company will qualify as a RIC for 2000 or subsequent years or that, if it does qualify, it will continue to elect RIC status.

     For the years ended December 31, 1999, 1998 and 1997, the Company's income tax (benefit) provision was allocated as follows:

                                         1999          1998          1997

Investment operations                $         0   $ (234,188)   $  (933,103)
Realized gain (loss) on investments    2,361,044            0     (1,119,825)
Increase in unrealized
   appreciation on investments        (1,627,074)     592,986        521,900
                                     ------------  -----------   ------------
Total income tax (benefit) provision $   733,970   $  358,798    $(1,531,028)
                                     ============  ===========   ============

The above tax (benefit) provision consists of the following:

                                          1999         1998         1997

Current -- Federal                   $ 2,361,044   $   95,430   $          0
Deferred -- Federal                   (1,627,074)     263,368     (1,531,028)
                                     ------------  ----------   -------------
Total income tax (benefit) provision $   733,970   $  358,798   $ (1,531,028)
                                     ============  ==========   ==============

     The Company's net deferred tax liability at December 31, 1999 and 1998 consists of the following:

                                                 1999          1998

Unrealized appreciation on investments           $1,783,810    $ 3,410,884
Net operating and capital loss carryforward        (266,036)    (2,479,820)
                                                 -----------   ------------
Net deferred income tax liability                $1,517,774    $   931,064
                                                 ===========   ============

NOTE 7.  COMMITMENTS AND CONTINGENCIES

    During 1993, the Company signed a 10-year lease with sublet provisions for office space. In 1995, this lease was amended to include additional
office space.   Rent expense under this lease for the year ended December 31,
1999, was $162,987.  Future minimum lease payments in each of the following
years are: 2000   $178,561; 2001 -- $178,561; 2002 -- $178,561; 2003 --
$101,946.

    In December 1997, the Company signed a Demand Promissory Note for a $4,000,000 line of credit with J.P. Morgan collateralized by the Company's U.S. Treasury obligations. In March 1998, the line of credit was increased to $6,000,000. As of December 31, 1997, the Company had borrowed $4,000,000 against the line of credit. From December 31, 1997 to January 2, 1998, the rate on the line of credit was prime (8.5 percent). From January 2, 1998 to April 2, 1998, the interest rate on the line of credit was LIBOR plus 1.5 percent (7.3125 percent). In March 1998, the Company paid down $2,500,000; in April 1998, the Company paid the remaining balance and did not draw against the line for the remainder of the year. This Demand Promissory Note for a line of credit is no longer available to the Company.

    The Company had a total of $1,475,276 of funds in escrow as a result of the acquisition of NBX Corporation by 3Com Corporation. The funds were in a one-year interest-bearing escrow account for the benefit of the Company, subject to any 3Com Corporation warranty claims associated with its acquisition of NBX Corporation. The Company set up a reserve of 10 percent for any potential claims, therefore the funds in escrow account reflected $1,327,748 net of the reserve of $147,528. The Company received the full escrow monies including interest for a total of $1,541,136 on March 6, 2000.


NOTE 8   SUBSEQUENT EVENTS

    On January 5, 2000, the Company announced that it had purchased for $1,000,000 approximately a 15 percent equity interest in MyPersonalAdvocate.com, Inc., a business-to-business e-commerce and e-services trust-based marketing start-up.

    On January 13, 2000 the Company announced that it would discontinue the operations of, and liquidate, Adaptive Web Technologies, Inc. Adaptive was founded in late 1999, with $1,000,000 in funding from the Company. Because Adaptive was able to determine early in the process of research and analysis not to proceed with the development and commercialization effort, the Company anticipates that the amount of money expended to date by Adaptive is unlikely to prove to be material and that it will recapture most of its $1,000,000 investment in Adaptive.

    On January 20, 2000, the Company invested $500,000 in iPacer Corporation, an Internet technology startup, in the form of a six percent Convertible Promissory Note, maturing on March 31, 2000.

    On January 27, 2000, the Company announced that it had placed privately, with an unaffiliated investor, for $3 million in cash, a one-year 12 percent note with one-year warrants to purchase 25,263 shares of the Company's common stock at $11.8750 per share. The note may be prepaid at any time. Unless the note is prepaid, six months after its issuance, the investor will receive additional one-year warrants to purchase an additional $300,000 worth of the Company's common stock at the then-current market price. On February 28, 2000, the Company announced its intent to pre-pay the Note from the proceeds of its sale of 43,400 shares of SciQuest.com, Inc. common stock (NASDAQ:
SQST) at $77.2264 per share on February 25, 2000. The Company continues to hold 417,639 shares of SciQuest.com common stock. Because the Company intends to use most of the proceeds of the SciQuest.com sale to pre-pay indebtedness, most or all of the realized long-term capital gains from this sale, approximately $3.3 million, will be retained by the Company and will not be distributed to shareholders as a cash dividend.

    On February 7, 2000, the Company announced that Kana Communications, Inc. and Silknet Software, Inc. had signed a merger agreement, whereby each of the Company's Silknet shares would be exchanged tax free for 0.83 Kana Communications shares. There can be no assurance that the merger will be consummated.

    On February 9, 2000, the Company announced that it had exercised a warrant to purchase 200,000 common shares of Alliance Pharmaceutical Corp. for $490,000. The exercise price was $2.45 per share, and the warrant had an expiration date of May 20, 2004. The Company also converted its $1,200,000 note due May 20, 2002 into 600,000 shares of Alliance Pharmaceutical. The conversion price was $2.00 per share. The Company now owns 800,000 common shares of Alliance Pharmaceutical. These shares are currently restricted under Rule 144.

    On March 8, 2000, the Company increased its investment in Sundial Marketplace Corporation by purchasing from Sundial a $150,000 note with equity features under certain circumstances. Thus, the Company has now invested a total of $900,000 in Sundial.

    On March 14, 2000, the Company announced that it had invested an additional $500,000 in Genomica Corporation as part of a $15,000,000 private placement of Genomica's Series C convertible preferred stock. Including this new investment, the Company owns approximately a 3.4 percent fully diluted interest in Genomica. On March 15, 2000, Genomica filed an S-1 registration statement with the Securities and Exchange Commission.

                     SELECTED PER SHARE DATA AND RATIOS


Per share operating performance:

                  Year Ended  Year Ended  Year Ended  Year Ended  Year Ended
                  Dec. 31,    Dec. 31,    Dec. 31,    Dec. 31,    Dec. 31,
                  1999        1998        1997        1996        1995

Net asset value,
beginning of
period           $      2.13  $      3.15 $      3.44 $      3.54 $      3.43

  Net operating
   loss                (1.04)       (0.26)      (0.14)      (0.12)      (0.11)
  Net realized
   (loss) gain
   on investments       0.93        (0.16)      (0.19)      (0.24)       0.14
  Net (decrease)
   increase in
   unrealized
   appreciation as
   a result of sales   (0.46)        0.11       (0.17)       0.16       (0.01)
  Net increase in
   unrealized
   appreciation on
   investments held     4.58         0.05        0.26        0.13        0.03
  Net decrease as a
   result of dividend  (0.35)       (0.75)        0.0         0.0         0.0
  Net increase
   (decrease) from
   capital stock
   transactions         0.01        (0.01)      (0.05)      (0.03)       0.06
                   ----------  -----------  ----------  ----------  ----------

Net asset value,
end of period*     $    5.80   $     2.13   $     3.15  $     3.44  $    3.54
                   =========   ==========   ==========  ==========  ==========
Dividends paid
per share          $    0.35   $     0.75   $     0.00  $     0.00  $    0.00


Market value per
share, end of
period             $   11.50   $     1.50   $     3.50  $     3.75  $   7.875


Deferred income
tax per share      $    0.16   $     0.09   $     0.06  $     0.21  $   0.050


Ratio of expenses
to average net
assets                 34.08%        10.9%         9.1%        8.1%       8.3%

Ratio of net
operating loss to
average net assets     (3.50)%      (10.4)%       (4.5)%      (3.5)%     (3.2)%


Investment return based on:
Stock price             666.7%      (45.5)%       (6.7)%     (52.4)%     23.5%
Net asset value         188.7%       (8.3)%       (8.4)%      (2.8)%      3.2%


Portfolio turnover      53.54%       19.71%        77.2%      51.3%      51.2%


Net assets, end
of period         $53,634,805 $22,556,709 $33,654,934 $35,932,603 $36,561,909


Number of shares
outstanding         9,240,831  10,591,232  10,692,971  10,442,682  10,333,902


*The net asset value as of December 31, 1999 reflects the decline in net asset value as a result of the $0.35 dividend paid in 1999 and $0.75 dividend paid in 1998.

          The accompanying notes are an integral part of this schedule.

Item 9.  Disagreements on Accounting and Financial Disclosure

    None.

                               PART III

Item 10. Directors and Executive Officers of the Company

      The information set forth under the captions "Election of Directors" on page 2, "Executive Officers" on page 8 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 15 in the Company's Proxy Statement for Annual Meeting of Shareholders to be held April 26, 2000, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 on or about March 24, 2000 (the "2000 Proxy Statement") is herein incorporated by reference.


Item 11.  Executive Compensation

      The information set forth under the captions "Summary Compensation Table" on pages 9 and 10 and "Compensation of Directors" on page 14 in the 2000 Proxy Statement is herein incorporated by reference.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

      The information set forth under the caption "Security Ownership of Directors and Executive Officers and other principal holders of the Company's voting securities" on page 7 in the 2000 Proxy Statement is herein incorporated by reference.


Item 13.   Certain Relationships and Related Transactions

      There were no relationships or transactions within the meaning of this item during the year ended December 31, 1999.

                                   PART IV

Item 14. Exhibits, Consolidated Financial Statements, Schedules and Reports on Form 8-K

(a)     The following documents are filed as a part of this report:

        (1) The following Consolidated Financial Statements of the Company are set forth under Item 8:

            Consolidated Statements of Assets and Liabilities as of December 31, 1999 and 1998
            Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997
            Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997
            Consolidated Statements of Changes in Net Assets for the years ended December 31, 1999, 1998 and 1997
            Consolidated Schedule of Investments as of December 31, 1999 Footnote to Consolidated Schedule of Investments
            Notes to Consolidated Financial Statements
            Selected Per Share Data and Ratios for the years ended December 31, 1999, 1998, 1997, 1996 and 1995

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

        10.18 Employment Agreement Between Harris & Harris Group, Inc. and Charles E. Harris, dated October 19, 1999, incorporated by reference as Exhibit (C) to the Company's Form 8-K filed on October 27, 1999.

        10.19* Deferred Compensation Agreement Between Harris & Harris Group, Inc. and Charles E. Harris.

        10.20* Trust Under Harris & Harris Group, Inc. Deferred Compensation Agreement.

        10.21* Note due January 26, 2001; Form of Warrant to Purchase 25,263 Shares of Harris & Harris Group, Inc. common stock.

        10.22*    Harris & Harris Group, Inc. Employee Profit-Sharing Plan.

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

*Exhibits attached.

                                 SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HARRIS & HARRIS GROUP, INC.

Date: March 21, 2000                    By: /s/ Charles E. Harris
                                            ----------------------
                                            Charles E. Harris
                                            Chairman of the Board

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures                        Title                              Date


/s/ Charles E. Harris          Chairman of the Board,          March 21, 2000
---------------------          Chief Compliance Officer and
Charles E. Harris              Chief Executive Officer

/s/ Mel P. Melsheimer          President, Chief Operating      March 21, 2000
---------------------          Officer and Chief Financial Officer
Mel P. Melsheimer


/s/ Rachel M. Pernia           Vice President, Controller,     March 21, 2000
----------------------         Treasurer and Principal
Rachel M. Pernia               Accounting Officer

/s/ C. Wayne Bardin            Director                        March 20, 2000
--------------------
C. Wayne Bardin


/s/ Phillip A. Bauman          Director                        March 18, 2000
---------------------
Phillip A. Bauman


/s/ G. Morgan Browne           Director                        March 17, 2000
---------------------
G. Morgan Browne


/s/ Harry E. Ekblom            Director                        March 18, 2000
---------------------
Harry E. Ekblom


/s/ Dugald A. Fletcher         Director                        March 17, 2000
----------------------
Dugald A. Fletcher


/s/ Glenn E. Mayer             Director                        March 17, 2000
-----------------------
Glenn E. Mayer


/s/ James E. Roberts           Director                        March 17, 2000
-----------------------
James E. Roberts

EXHIBIT INDEX

    The following exhibits are filed with this report in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit No.   Description


10.19 Deferred Compensation Agreement Between Harris & Harris Group, Inc. and Charles E. Harris.

10.20     Trust Under Harris & Harris Group, Inc. Deferred Compensation
          Agreement.

10.21 Note due January 26, 2001; Form of Warrant to Purchase 25,263 Shares of Harris & Harris Group, Inc. common stock.

10.22     Harris & Harris Group, Inc. Employee Profit-Sharing Plan.

11.0      Computation of Per Share Earnings is set forth under Item 8.

23        Consent of Arthur Andersen LLP.

27.0      Financial Data Schedule.