Form 10-Q
period 2000-03-31
HARRIS & HARRIS GROUP INC /NY/
filed 2000-05-15
CIK 893739

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549

                                     Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

           For quarterly period ended March 31, 2000

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

           For the transition period from _______________ to __________________

Commission File Number: 0-11576

                          HARRIS & HARRIS GROUP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                        13-3119827
------------------------------------------------------------------------------
  (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

One Rockefeller Plaza, Rockefeller Center, New York, New York        10020
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

                 Yes [X]      No [  ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                           Outstanding at May 5, 2000
---------------------------------------   ---------------------------
Common Stock, $0.01 par value per share       9,240,831 shares


                             Harris & Harris Group, Inc.
                              Form 10-Q, March 31, 2000

                                                     TABLE OF CONTENTS

                                                           Page Number
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial  Statements . . . . . . . . . .   1

Consolidated Statements of Assets and Liabilities. . . . . . .   3

Consolidated Statements of Operations. . . . . . . . . . . . .   4

Consolidated Statements of Cash Flows. . . . . . . . . . . . .   5

Consolidated Statements of Changes in Net Assets . . . . . . .   6

Consolidated Schedule of Investments . . . . . . . . . . . . .   7

Notes to Consolidated Financial Statements . . . . . . . . . .  16

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations. . . . . . . . . . . . . . . . . . .  24

Financial Condition. . . . . . . . . . . . . . . . . . . . . .  24

Results of Operations. . . . . . . . . . . . . . . . . . . . .  27

Liquidity and Capital Resources. . . . . . . . . . . . . . . .  28

Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . .  32

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk . . . . . . . . . . . . . . . . . .  37

PART II  OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . .  38
Item 2. Changes in Securities and Use of Proceeds. . . . . . .  38
Item 3. Defaults Upon Senior Securities. . . . . . . . . . . .  38
Item 4. Submission of Matters to a Vote of Security Holders. .  38
Item 5. Other Information. . . . . . . . . . . . . . . . . . .  39
Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . .  39

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . .  40
Signature. . . . . . . . . . . . . . . . . . . . . . . . . . .  41



                        Harris & Harris Group, Inc.
                         Form 10-Q, March 31, 2000


PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

      The information furnished in the accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented.

      On June 30, 1994, the Company's shareholders approved a proposal to allow the Company to make an election to become a Business Development Company ("BDC") under the amended Investment Company Act of 1940. The Company made such election on July 26, 1995. Certain information and disclosures normally included in the consolidated financial statements in accordance with Generally Accepted Accounting Principles have been condensed or omitted as permitted by Regulation S-X and Regulation S-K. It is suggested that the accompanying consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1999 contained in the Company's 1999 Annual Report.

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

      In 1999, because of changes in its investment portfolio, the Company requested recertification from the SEC relating to the Company's status under section 851(e) of the Code. On February 24, 2000, the Company received the certification, and the Company plans to elect Sub-Chapter M tax treatment for 1999. However, there can be no assurance that the Company will qualify for Sub-Chapter M treatment in subsequent years. In addition, under certain circumstances, even if the Company qualified for Sub-Chapter M treatment in a given year and elected Sub-Chapter M treatment for that year, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a C Corporation, rather than as a RIC. On February 17, 1999, the Company received rulings from the Internal Revenue Service (the "IRS") regarding other issues relevant to the Company's tax status as a RIC. (See "Note 6 of Notes to Consolidated Financial Statements" contained in "Item 1. Consolidated Financial Statements" & "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Sub-Chapter M Status.")
                                     1

      The qualification of the Company as a RIC under Sub-Chapter M of the Code depends on it satisfying certain technical requirements regarding its income, investment portfolio and distributions. The Company was unable to satisfy these requirements for the 1998 tax year owing to the nature of the Company's ownership interest in one of its investee companies, and therefore it did not elect Sub-Chapter M status for 1998. The Company changed the nature of its ownership interest in the non-qualifying investee company effective January
1, 1999 in order to meet the Sub-Chapter M requirements. In addition, because the Company realized taxable losses in 1998, it was not strategically advantageous for the Company to elect Sub-Chapter M tax status for 1998. Moreover, the Company received a tax opinion in 1998 that the Company interprets to mean that its tax-loss carryforward at December 31, 1998 of approximately $7.0 million (resulting in a tax credit of approximately $2.5 million) would be applicable as a qualifying RIC offset the Company's unrealized gains as of December 31, 1998. That opinion was confirmed in one of the rulings received from the IRS in February 1999.

               CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                  ASSETS
                                             March 31, 2000  December 31, 1999
                                               (Unaudited)       (Audited)
Investments, at value (See accompanying
   schedule of investments and notes). . .  $    56,305,870  $     63,535,651
Cash and cash equivalents. . . . . . . . .          230,998           133,256
Restricted funds (Note 5). . . . . . . . .           76,698                 0
Funds in escrow (Note 7) . . . . . . . . .                0         1,327,748
Interest receivable. . . . . . . . . . . .           10,528            44,189
Note receivable. . . . . . . . . . . . . .           32,663            32,663
Prepaid expenses . . . . . . . . . . . . .           65,724            74,328
Other assets . . . . . . . . . . . . . . .          151,219           172,933
                                            ---------------  ----------------
Total assets . . . . . . . . . . . . . . .  $    56,873,700  $     65,320,768
                                            ===============  ================

                             LIABILITIES & NET ASSETS

Accounts payable and accrued liabilities .  $       564,112  $        700,566
Accrued profit sharing (Note 3). . . . . .        6,758,435         9,434,467
Income tax liability (Note 6). . . . . . .        1,183,618                 0
Deferred rent. . . . . . . . . . . . . . .           30,844            33,156
Deferred income tax liability (Note 6) . .        1,364,470         1,517,774
                                            ---------------  ----------------
Total liabilities. . . . . . . . . . . . .        9,901,479        11,685,963
Commitments and contingencies (Note 7)      ---------------  ----------------

Net assets . . . . . . . . . . . . . . . .  $    46,972,221  $     53,634,805
                                            ===============  ================

Net assets are comprised of:
Preferred stock, $0.10 par value,
   2,000,000 shares authorized; none issued.$             0  $              0
Common stock, $0.01 par value, 25,000,000
   shares authorized;10,692,971 issued at
   3/31/00 and 12/31/99. . . . . . . . . .          106,930           106,930
Additional paid in capital . . . . . . . .       16,159,504        16,159,504
Additional paid in capital - common
   stock warrants. . . . . . . . . . . . .          109,641                 0
Accumulated net realized deficit . . . . .       (1,518,133)       (5,192,860)
Accumulated unrealized appreciation of
   investments, net of deferred tax
   liability of $1,630,506 at 3/31/00
   and $1,783,810 at 12/31/99. . . . . . .       34,651,759         45,098,711
Treasury stock at cost, 1,452,140 shares
   at 3/31/00 and 12/31/99 . . . . . . . .       (2,537,480)        (2,537,480)
                                             ---------------  -----------------
Net assets . . . . . . . . . . . . . . . .   $   46,972,221   $     53,634,805
                                             ==============   =================
Total net assets and liabilities . . . . .   $   56,873,700   $     65,320,768
                                             ==============   =================
Shares outstanding . . . . . . . . . . . .        9,240,831          9,240,831

Net asset value per outstanding share. . .   $         5.08   $           5.80
                                             ==============   =================

           The accompanying notes are an integral part of these consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)


                                  Three Months Ended      Three Months Ended
                                      March 31, 2000          March 31, 1999
Investment income:
  Interest from:
    Fixed-income securities  . . . .  $       83,954          $       45,209
    Affiliated companies . . . . . .          21,682                     628
  Other income . . . . . . . . . . .          15,812                       0
                                      --------------          --------------
    Total investment income. . . . .         121,448                  45,837

Expenses:

  Profit sharing accrual
    (reversal) (Note 3). . . . . . .      (1,651,336)                901,341
  Salaries and benefits. . . . . . .         277,546                 207,078
  Administration and operations. . .          92,574                  72,725
  Professional fees. . . . . . . . .          85,307                  61,017
  Rent . . . . . . . . . . . . . . .          41,475                  41,378
  Directors' fees and expenses . . .          21,132                  36,414
  Depreciation . . . . . . . . . . .          10,000                  12,500
  Custodian fees . . . . . . . . . .           3,536                   1,732
  Interest expense (Note 4). . . . .         146,141                       0
                                      --------------          ---------------
    Total expenses . . . . . . . . .        (973,625)              1,334,185
                                      --------------          ---------------
  Operating income (loss) before
    income taxes . . . . . . . . . .       1,095,073              (1,288,348)
  Income tax provision (Note 6). . .               0                       0
                                      --------------          ---------------
Net operating income (loss). . . . .       1,095,073              (1,288,348)

Net realized gain on investments:
  Realized gain on sale of
    investments. . . . . . . . . . .       3,763,272               10,745,548
                                      --------------          ----------------
    Total realized gain. . . . . . .       3,763,272               10,745,548
  Income tax provision (Note 6). . .      (1,183,618)              (2,479,821)
                                      --------------          ----------------
  Net realized gain on investments .       2,579,654                8,265,727
                                      --------------          ----------------
Net realized income. . . . . . . . .       3,674,727                6,977,379

Net decrease in unrealized
 appreciation on investments:
  Decrease as a result of
    investment sales . . . . . . . .      (3,204,990)              (4,784,802)
  Increase on investments held . . .      14,338,573                   58,727
  Decrease on investments held . . .     (21,733,839)                (718,416)
                                       -------------          ----------------
    Change in unrealized appreciation
    on investments . . . . . . . . .     (10,600,256)              (5,444,491)
  Income tax benefit (Note 6). . . .         153,304                1,705,376
                                       -------------          -----------------
  Net decrease in unrealized appreciation
    on investments . . . . . . . . .     (10,446,952)              (3,739,115)
                                       -------------          -----------------

Net (decrease) increase in net assets from operations:
  Total. . . . . . . . . . . . . . .   $  (6,772,225)         $     3,238,264
                                       =============          =================
  Per outstanding share. . . . . . .   $       (0.73)         $          0.31
                                       =============          =================

             The accompanying notes are an integral part of these
                    consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                 Three Months Ended      Three Months Ended
                                     March 31, 2000          March 31, 1999

Cash flows from operating activities:
Net (decrease) increase in net
 assets resulting from operations. .$  (6,772,225)           $   3,238,264
Adjustments to reconcile net
 (decrease) increase in net assets
 from operations to net cash used
 in operating activities:
   Net realized and unrealized
     loss (gain) on investment . . .    6,836,984               (5,301,057)
   Income taxes. . . . . . . . . . .    1,030,314                  774,445
   Depreciation. . . . . . . . . . .       10,000                   12,500
   Other . . . . . . . . . . . . . .      105,040                        0

Changes in assets and liabilities:
   Restricted funds. . . . . . . . .      (76,698)                       0
   Receivable from brokers . . . . .            0                  380,707
   Interest receivable . . . . . . .       33,661                      154
   Prepaid expenses. . . . . . . . .        8,604                  (28,802)
   Funds in escrow (Note 7). . . . .    1,327,748               (1,327,748)
   Other assets. . . . . . . . . . .       16,189                      485
   Accounts payable and accrued
     liabilities . . . . . . . . . .     (136,454)                (105,427)
   Payable to brokers. . . . . . . .            0                   77,085
   Accrued profit sharing (Note 3) .   (2,676,032)                 901,341
   Deferred rent . . . . . . . . . .       (2,312)                  (2,313)
   Collection on notes receivable. .            0                   10,000
                                    --------------            -------------
 Net cash used in operating
   activities. . . . . . . . . . . .     (295,181)              (1,370,366)

Cash flows from investing activities:
  Net purchase (sale) of short-term
    investments and marketable
    securities . . . . . . . . . . .    (1,977,303)              (5,889,416)
  Proceeds from sale of investments.     5,014,702               12,274,631
  Investment in private placements
    and loans. . . . . . . . . . . .    (2,640,000)              (1,000,001)
  Purchase of fixed assets . . . . .        (4,476)                       0
                                    ---------------           --------------
  Net cash provided by investing
    activities . . . . . . . . . . .       392,923                5,385,214

Cash flows from financing activities:
  Payment of dividend. . . . . . . .             0               (3,647,017)
  Proceeds from note payable . . . .     3,000,000                        0
  Payment of note payable (Note 7) .    (3,000,000)                       0
  Proceeds from sale of stock. . . .             0                   16,178
  Purchase of stock (Note 4) . . . .             0                 (477,344)
                                    ---------------           --------------
  Net cash used in financing
    activities . . . . . . . . . . .             0               (4,108,183)

Net increase (decrease) in cash and cash equivalents:
   Cash and cash equivalents at
     beginning of the period . . . .        133,256                 164,143
   Cash and cash equivalents at
     end of the period . . . . . . .        230,998                  70,808
                                    ----------------          --------------
   Net increase (decrease) in cash
     and cash equivalents. . . . . .$        97,742           $     (93,335)
                                    ================          ==============
Supplemental disclosures of cash flow information:
  Income taxes paid. . . . . . . . .$         1,450           $         797
  Interest paid. . . . . . . . . . .$        36,500           $           0


           The accompanying notes are an integral part of these
                      consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                   (Unaudited)

                                  Three Months Ended   Three Months Ended
                                      March 31, 2000       March 31, 1999

Changes in net assets from operations:

   Net operating income (loss) . . . .$    1,095,073       $   (1,288,348)
   Net realized gain on investments. .     2,579,654            8,265,727
   Net decrease in unrealized
     appreciation on investments as
     a result of sales . . . . . . . .    (3,051,686)          (3,079,426)
   Net decrease in unrealized
     appreciation on investments held.    (7,395,266)            (659,689)
                                      ---------------      ---------------
   Net (decrease) increase in net assets
     resulting from operations . . . .    (6,772,225)            3,238,264

Changes in net assets from capital
   stock transactions:

   Additional paid in capital on
     Common Stock Warrants issued. . .       109,641                     0
   Payment of dividend . . . . . . . .             0            (3,647,017)
   Purchase of treasury stock. . . . .             0              (477,344)
   Proceeds from sale of stock . . . .             0                16,178
                                      ---------------       ---------------
   Net Increase (decrease) in net assets
     resulting from capital stock
     transactions. . . . . . . . . . .       109,641            (4,108,183)
                                      ---------------       ---------------
Net decrease in net assets . . . . . .    (6,662,584)             (869,919)

Net assets:

   Beginning of the period . . . . . .    53,634,805            22,556,709
                                       --------------        --------------
   End of the period . . . . . . . . . $  46,972,221         $  21,686,790
                                       ==============        ==============

           The accompanying notes are an integral part of these consolidated financial statements.

              CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2000
                               (Unaudited)

                                          Method of     Shares/
                                      Valuation (3)   Principal     Value

 Investments in Unaffiliated Companies (13)(14)(15)
   -- 52.5% of total investments

 Publicly Traded Portfolio (Common stock unless noted otherwise)
   -- 44.2% of total investments

    Alliance Pharmaceutical Corp. (2)(7)
      -- Research and development of
      pharmaceutical products -- 1.42% of
      fully diluted equity . . . . . . . .   (C)       800,000   $11,344,900

    Silknet Software, Inc. (1)(2)(8)
      -- Provides customer-centric
      e-business applications and
      systems -- 0.21% of fully
      diluted equity . . . . . . . . . . .   (C)        40,864     3,537,563

    SciQuest.com, Inc. (1)(2)(9) --
      Internet e-commerce source for
      scientific products -- 1.07% of
      fully diluted equity . . . . . . . .   (C)       417,639    10,017,272
                                                                 -----------
Total Publicly Traded Portfolio (cost: $2,961,985) . . . . . . . $24,899,735

Private Placement Portfolio (Illiquid) (13)(14)(15) -- 8.3% of total investments

    Exponential Business Development Company
      (1)(2)(5) -- Venture capital
      partnership focused on early stage
      companies
      Limited partnership interest . . . .   (A)         --      $    25,000

    Genomica Corporation (1)(2)(6)(10)
      -- Develops software that enables
      the study of complex genetic
      diseases -- 4.09% of fully diluted equity
      Common Stock . . . . . . . . . . . .   (B)      199,800
      Series A Voting Convertible
        Preferred Stock. . . . . . . . . .   (B)    1,660,200
      Series C Convertible Preferred
        Stock. . . . . . . . . . . . . . .   (B)      333,333      3,040,250

    iPacer Corporation (1)(2)(4)(6) --
      Developing audio web portal
      technology -- 0.86% of fully
      diluted equity
      Series A Voting Convertible
        Preferred Stock. . . . . . . . . .   (A)      229,364       504,601

    Kriton Medical, Inc. (1)(2)(6) --
      Research and development of
      medical devices -- 1.86% of fully
      diluted equity
      Series B Convertible Preferred Stock.  (A)      476,191     1,000,001

    MedLogic Global Corporation (1)(2)(6)
      -- Medical cyanoacrylate adhesive
      -- 0.37% of fully diluted equity
      Series B Convertible Preferred Stock.  (D)       54,287
      Common Stock. . . . . . . . . . . . .  (D)       25,798        103,763
                                                                 -----------
Total Private Placement Portfolio (cost: $4,063,681) . . . . . . $ 4,673,615
                                                                 -----------
Total Investments in Unaffiliated Companies (cost: $7,025,666) . $29,573,350
                                                                 -----------

              The accompanying notes are an integral part of
                       this consolidated schedule.

              CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2000
                                    (Unaudited)

                                   Method of       Shares/
                                   Valuation (3)   Principal    Value

Investments in Non-Controlled Affiliated Companies (13)(15) --
38.5% of total investments

Publicly Traded Portfolio -- 18.0% of total investments

   Nanophase Technologies Corporation
     (1)(11) -- Manufactures and
     markets inorganic crystals of
     nanometric dimensions --
     4.47% of fully diluted equity. .  (C)           672,916     $10,144,209
                                                                 -----------
Total Publicly Traded Portfolio (cost: $1,162,204) . . . . . .   $10,144,209

Private Placement Portfolio (Illiquid) (13)(15) -- 20.5% of total investments

   MyPersonalAdvocate.com, Inc. (1)(2)(4)(6)
     -- Business-to-business e-commerce
     and e-services trust-based marketing
     start-up -- 15.39% of fully diluted equity
     Convertible Preferred Stock. . .   (A)          125,000     $ 1,000,000

   NeuroMetrix, Inc. (1)(2)(6) --
     Medical devices for monitoring
     neuromuscular disorders -- 16.24%
     of fully diluted equity
     Series A Convertible
       Preferred Stock. . . . . . . .    (B)         175,000
     Series B Convertible
       Preferred Stock. . . . . . . .    (B)         125,000
     Series C-2 Convertible
       Preferred Stock. . . . . . . .    (B)         229,620       5,958,225

   PHZ Capital Partners Limited
     Partnership (2)(12) -- Organizes
     and manages investment partnerships
     -- 20.0% of fully diluted equity
     Limited partnership interest . .    (D)            --         1,630,433

   Questech Corporation (1)(2)(6) --
     Manufactures and markets
     proprietary decorative tiles
     and signs -- 12.40% of fully
     diluted equity
     Common Stock . . . . . . . . . .    (D)        580,037        2,035,930
     Warrants at $5.00
       expiring 11/15/09. . . . . . .    (A)          1,965
     Warrants at $4.00
       expiring 11/28/01. . . . . . .    (A)        152,422              167

   Sundial Marketplace Corporation
     (1)(2)(6) -- Business-to-
     business e-commerce company
     providing retail wireless
     communications services -- 20%
     of fully diluted equity
     Series A Convertible
       Preferred Stock. . . . . . . .     (A)     2,000,000          500,000
     12% Convertible Note . . . . . .     (A)   $   400,000          400,000
                                                                 -----------
Total Private Placement Portfolio (cost: $6,772,657). . . . . .  $11,524,755
                                                                 -----------
Total Investments in Non-Controlled Affiliates
  (cost: $7,934,861). . . . . . . . . . . . . . . . . . . . . .  $21,668,964
                                                                 -----------

           The accompanying notes are an integral part of this
                          consolidated schedule.

               CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2000
                                  (Unaudited)

                                       Method of      Shares/
                                       Valuation (3)  Principal   Value

U.S. Government Obligations -- 9.0% of total investments

  U.S. Treasury Bill dated 10/7/99 due date
   4/6/00 -- 5.2% yield. . . . . . . .    (K)         $1,500,000  $ 1,499,355
 U.S. Treasury Bill dated 11/4/99 due date
   5/4/00 -- 5.3% yield. . . . . . . .    (K)         $  500,000      497,520
 U.S. Treasury Bill dated 11/12/99 due date
   5/11/00 -- 5.4% yield . . . . . . .    (K)         $  800,000      795,144
 U.S. Treasury Bill dated 12/9/99 due date
   6/8/00 -- 5.5% yield. . . . . . . .    (K)         $1,500,000    1,484,265
 U.S. Treasury Bill dated 1/13/00 due date
   7/13/00 -- 5.6% yield . . . . . . .    (K)         $  800,000      787,272
                                                                   ----------
Total Investments in U.S. Government Obligations
  (cost: $5,063,078) . . . . . . . . . . . . . . . . . . . . . .  $ 5,063,556
                                                                  -----------
Total Investments -- 100% (cost: $20,023,605). . . . . . . . . .  $56,305,870
                                                                  ===========

               The accompanying notes are an integral part of this
                           consolidated schedule.

             CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2000
                                 (Unaudited)


Notes to Consolidated Schedule of Investments

(1) Represents a non-income producing security. Equity investments that have not paid dividends within the last twelve months are considered to be non-income producing.

(2)  Legal restrictions on sale of investment.

(3) See Footnote to Schedule of Investments for a description of the Method of Valuation A to L.

(4) These investments were made during 2000. Accordingly, the amounts shown on the schedule represent the gross additions in 2000.

(5) No changes in valuation occurred in these investments during the three months ended March 31, 2000.

(6) These investments are development stage companies. A development stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either has not yet commenced its planned principal operations or has commenced such operations but has not realized significant revenue from them.

(7) As of March 31, 2000, the market price per share of Alliance Pharmaceutical Corp. (National Market Symbol: ALLP) was $14.9275. The Company's holding in Alliance Pharmaceutical, before a discount for trading restrictions was valued at $11,942,000. These shares are currently restricted under Rule 144. On May 5, 2000, the market price per share of Alliance Pharmaceutical Corp. was $11.3125.

(8) On October 5, 1999, Silknet Software, Inc. (National Market Symbol: SILK) acquired InSite Marketing Technology, Inc. On April 19, 2000, Kana Communications, Inc. (National Market Symbol: KANA) and Silknet Software completed a merger, in which the Silknet Software shares were exchanged tax free for 1.66 Kana Communications shares. Upon the completion of the merger, 90 percent of the Silknet Software/Kana Communications shares became freely tradeable, and the Company is subject to a lock-up agreement on the remaining 10 percent of the stock which expires on October 5, 2000. On March 31, 2000, the market price per share of Silknet Software and Kana Communications was $104.00 and $68.00, respectively. The Company's holding in Silknet Software/Kana Communications before a discount for trading restrictions and a 10 percent escrow was valued at $3,537,563. On May 5, 2000, the market price per share of Kana Communications was $55.34375.


  The accompanying notes are an integral part of this consolidated schedule.

(9) The Company is subject to a lock-up agreement on the stock which expires on May 18, 2000. On March 31, 2000, the market price per share of SciQuest.com, Inc. (National Market Symbol: SQST) was $25.75. The Company's holding in SciQuest.com before a discount for trading restrictions was valued at $10,754,204. On May 5, 2000, the market price per share of SciQuest.com, Inc. was $15.3125.

(10) In 1996, Genomica Corporation was cofounded by the Company, Cold Spring Harbor Laboratory ("CSHL"), a not-for-profit institution, and Falcon Technology Partners, LP. Mr. G. Morgan Browne serves on the Board of Directors of the Company and is Administrative Director of CSHL. In late 1998, Charles E. Harris, Chairman and CEO of Harris & Harris Group, became a trustee of CSHL.

(11) As of March 31, 2000, the market price per share of Nanophase Technologies Corporation(National Market Symbol: NANX) was $16.75. The Company's holding in Nanophase Technologies Corporation before a discount for illiquidity was valued at $11,271,343. On May 5, 2000, the market price per share of Nanophase Technologies Corporation was $8.5625.

(12) Harris Partners I L.P. owns a 20 percent limited partnership interest in PHZ Capital Partners L.P. The partners of Harris Partners I L.P. are Harris & Harris Enterprises, Inc. (sole general partner) and Harris & Harris Group, Inc. (sole limited partner). Harris & Harris Enterprises, Inc. is a 100 percent owned subsidiary of Harris & Harris Group, Inc.

(13) Investments in unaffiliated companies consist of investments in which Harris & Harris Group, Inc. (the "Company") owns less than 5 percent of the investee company. Investments in non-controlled affiliated companies consist of investments where the Company owns more than 5 percent but less than 25 percent of the investee company. Investments in controlled affiliated companies consist of investments where the Company owns more than 25 percent of the investee company.

(14) The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $7,025,666. The gross unrealized appreciation based on the tax cost for these securities is $23,477,696. The gross unrealized depreciation based on the tax cost for these securities is $930,012.

(15) The percentage ownership of each investee company disclosed in the Consolidated Schedule of Investments expresses the potential common equity interest in each such investee. The calculated percentage represents the amount of the issuer's common stock the Company owns or can acquire as a percentage of the issuer's total outstanding common stock plus common shares reserved for issued and outstanding warrants, convertible securities and stock options.

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

     The Company's Board of Directors is responsible for (1) determining overall valuation guidelines and (2) ensuring the valuation of investments within the prescribed guidelines.

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

     The Company's valuation policy with respect to the five broad investment categories is as follows:

EQUITY-RELATED SECURITIES

     Equity-related securities are carried at fair value using one or more of the following basic methods of valuation:

   A. Cost: The cost method is based on the original cost to the Company. This method is generally used in the early stages of a company's development until significant positive or negative events occur subsequent to the date of the original investment that dictate a change to another valuation method. Some examples of such events are: (1) a major recapitalization; (2) a major refinancing; (3) a significant third-party transaction; (4) the development of a meaningful public market for the company's common stock; and
(5) significant positive or negative changes in the company's business.

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

     Harris & Harris Enterprises, Inc. ("Enterprises") is a 100 percent wholly owned subsidiary of the Company. Enterprises holds the lease for the office space, which it subleases to the Company and an unaffiliated party; owns a financial relations and consulting firm; is a partner in Harris Partners I, L.P.; and is taxed as a C corporation. Harris Partners I L.P. is a limited partnership and owns a 20 percent limited partnership interest in PHZ Capital Partners, L.P. The partners of Harris Partners I L.P. are Enterprises (sole general partner) and Harris & Harris Group, Inc. (sole limited partner).

     The Company intends for 1999 to elect treatment as a RIC. As a RIC, the Company must, among other requirements, distribute at least 90 percent of its taxable net income and may either distribute or retain its taxable net realized capital gains on investments. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Sub-Chapter M Status.") There can be no assurance that the Company will qualify as a RIC or that if it does qualify, it will continue to qualify. In addition, even if the Company were to qualify as a RIC, and elected Sub-Chapter M treatment for that year, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a C Corporation, rather than as a RIC.

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

     Securities Transactions. Securities transactions are accounted for on the date the securities are purchased or sold (trade date); dividend income is recorded on the ex-dividend date; and interest income is accrued as earned. Realized gains and losses on investment transactions are determined on the specific identification basis for financial reporting and tax reporting.

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

     The March 31, 2000 consolidated financial statements include a provision for deferred taxes on the remaining net built-in gains as of December 31, 1998, net of the unutilized operating and capital loss carryforwards incurred by the Company through December 31, 1998. These statements also include a tax provision on realized gains which the Company retained to prepay its indebtedness, rather than distribute to shareholders as a cash distribution.

     The Company pays federal, state and local income taxes on behalf of its wholly owned subsidiary, Harris & Harris Enterprises, which is a C corporation. (See Note 6. Income Taxes.)

     Reclassifications. Certain reclassifications have been made to the March 31, 1999 financial statements to conform to the March 31, 2000 presentation.

     Estimates by Management. The preparation of the consolidated financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2000 and December 31, 1999, and the reported amounts of revenues and expenses for the three months ended

March 31, 2000 and March 31, 1999. Actual results could differ from these estimates.

NOTE 3.  STOCK OPTION PLAN AND EMPLOYEE PROFIT-SHARING PLAN

    On August 3, 1989, the shareholders of the Company approved the 1988 Long Term Incentive Compensation Plan (the "1988 Plan"). The Company's 1988 Plan was cancelled as of December 31, 1997, canceling all outstanding stock options and eliminating all potential stock option grants. As a substitution for the 1988 Plan, the Company adopted an employee profit-sharing plan.

    As of January 1, 1998, the Company began implementing the Harris & Harris Group, Inc. Employee Profit Sharing Plan (the "1998 Plan") that provides for profit sharing equal to 20 percent of the net realized income. The 1998 Plan was terminated by the Company as of December 31, 1999, subject to the payment of any amounts owed on the 1999 realized gains under the 1998 Plan.

    In March 2000, the Company paid out, under the 1998 Plan, 90 percent of the profit sharing on the 1999 realized gains of approximately $1,024,696; the remaining 10 percent or approximately $113,855 will be paid out upon the completion and filing of the Company's 1999 federal tax return.

     As of January 1, 2000, the Company implemented the Harris & Harris Group, Inc. Employee Profit Sharing Plan (the "Plan") that provides for profit sharing equal to 20 percent of the net realized income of the Company as reflected on the Consolidated Statement of Operations of the Company for such year, less the nonqualifying gain, if any.

     Under the Plan, net realized income of the Company includes investment income, realized gains and losses, and operating expenses (including taxes paid or payable by the Company), but is calculated without regard to dividends paid or distributions made to shareholders, payments under the Plan, unrealized gains and losses, and loss carry-overs from other years ("Qualifying Income"). The portion of net after-tax realized gains attributable to asset values as of September 30, 1997 is considered nonqualifying gain, which reduces Qualifying Income.

     As soon as practicable following the year-end audit, the Board of Directors will determine whether, and if so how much, Qualifying Income exists for a plan year, and 90 percent of the Qualifying Income will be paid out to Plan participants pursuant to the distribution percentages set forth in the Plan. The remaining 10 percent will be paid out after the Company has filed its federal tax return for that year in which Qualifying Income exists. Currently, the distribution amounts for each officer and employee are as follows: Charles E. Harris, 13.790 percent; Mel P. Melsheimer, 4.233 percent; Rachel M. Pernia, 1.524 percent; and Jacqueline M. Matthews,
0.453 percent. If a participant leaves the Company for other than cause, the amount earned will be accrued and may subsequently be paid to such participant.

     Notwithstanding any provisions of the Plan, in no event may the aggregate amount of all awards payable for any Plan year during which the Company remains a "business development company" within the meaning of 1940 Act be greater than 20 percent of the Company's "net income after taxes" within the meaning of Section 57(n)(1)(B) of the 1940 Act. In the event the awards exceed such amount, the awards will be reduced pro rata.

     The Plan may be modified, amended or terminated by the Company's Board of Directors at any time with the stipulation that no such modification, amendment or termination may adversely affect any participant that has not consented to such modification, amendment or termination.

     The Company calculates the Plan accrual at each quarter end based on the realized and unrealized gains at that date, net of operating expenses for the year. Any adjustments to the Plan accrual are then reflected in the Consolidated Statements of Operations for the quarter. The Plan accrual is not paid out until the gains are realized. During the first quarter of 2000, the Company, as a result of a decrease in the net unrealized appreciation reduced the profit-sharing accrual by $1,651,336, which decreased the cumulative accrual under the Plan to $6,758,435 at March 31, 2000.

     The amounts payable under the Plan for the year ending December 31, 2000 will be paid out as soon as practicable following year end.

     On April 26, 2000 the shareholders of the Company approved the performance goals under the Plan in accordance with Section 162(m) of the Internal Revenue Code of 1986 ("Code"). The Code generally provides that a public company such as the Company may not deduct compensation paid to its chief executive officer or to any of its four most highly compensated officers to the extent that the compensation paid to any such officer/ employee exceeds $1 million in any tax year, unless the payment is made upon the attainment of objective performance goals that are approved by the Company's shareholders.

NOTE 4.  CAPITAL TRANSACTIONS

     In 1998, the Board of Directors approved that, effective January 1, 1998, 50 percent of all directors' fees be used to purchase Company common stock from the Company. However, effective on March 1, 1999, the directors may purchase the Company's common stock in the market, rather than from the Company.

     On April 15, 1998, the Company announced that the Board of Directors had approved the purchase of up to 700,000 shares of Company stock in the open market. The Company purchased a total of 401,878 shares in the open market for a total of $795,529. On July 14, 1999, the Board of Directors announced a tender offer to purchase up to 1,100,000 shares of its common stock for cash at a price equal to $1.63 per share. A total of 1,080,569 shares were tendered for a total cost, including related expenses of approximately $71,500, of $1,832,831. Of these shares, 1,075,269 were tendered by one shareholder, which tendered all of its holdings.

     Since 1998, as a result of the shares purchased in the open market and through the tender offer in 1999, the Company has purchased a total of 1,482,447 shares for a total of $2,628,337, including commissions and expenses, at an average price of $1.77 per share.

     On January 27, 2000, the Company placed privately, with an unaffiliated investor, for $3 million in cash, a one-year 12 percent note with one-year warrants to purchase 25,263 shares of the Company's common stock at $11.8750 per share. The note may be prepaid at any time. Unless the note is prepaid, six months after its issuance, the investor will receive additional one-year warrants to purchase an additional $300,000 worth of the Company's common stock at the then-current market price. During March 2000, with the proceeds from the sale of SciQuest.com stock, the Company prepaid the Note. The Company incurred total interest costs of $146,141, $36,500 on the note and $109,641 on the warrants.


NOTE 5.  EMPLOYEE BENEFITS

     On October 19, 1999, Charles E. Harris signed an Employment Agreement with the Company (disclosed in a Form 8-K filed on October 27, 1999) (the "Employment Agreement"), which superseded an employment agreement that was about to expire on December 31, 1999. The Employment Agreement shall terminate on December 31, 2004 ("Term") subject to either an earlier termination or an extension in accordance with the terms; on January 1, 2000 and on each day thereafter, the Term extends automatically by one day unless at any time the Company or Mr. Harris, by written notice, decides not to extend the Term, in which case the Term will expire five years from the date of the written notice.

     During the period of employment, Mr. Harris shall serve as the Chairman and Chief Executive Officer of the Company. He shall be responsible for the general management of the affairs of the Company and all its subsidiaries, reporting directly to the Board of Directors of the Company. He shall serve as a member of the Board for the period of which he is elected and shall from time to time be reelected. If elected, he shall serve as President of the Company and as an officer and director of any subsidiary or affiliate of the Company.

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

     The Employment Agreement provides Mr. Harris with life insurance for the benefit of his designated beneficiaries in the amount of $2,000,000; provides reimbursement for uninsured medical expenses (not to exceed $10,000 per annum, adjusted for inflation, over the period of the contract); disability insurance in the amount of 100 percent of his base salary; and provides Mr. Harris and his spouse with long-term care insurance. These benefits are for the term of the contract.

      The Employment Agreement provides for the Company to adopt a supplemental executive retirement plan (the "SERP") for the benefit of Mr. Harris. Under the SERP, the Company will cause an amount equal to one-twelfth of the Mr. Harris's current base salary to be credited each month (a "Monthly Credit") to a special account maintained for this purpose on the books of the Company for the benefit of Mr. Harris (the "SERP Account"). The amounts credited to the SERP Account will be deemed invested or reinvested in such mutual funds or U.S. Government securities as determined by Mr. Harris. The SERP Account will be credited and debited to reflect the deemed investment returns, losses and expenses attributed to such deemed investments and reinvestments. Mr. Harris's benefit under the SERP will equal the balance in the SERP Account and such benefit will always be 100 percent vested (i.e., not forfeitable).
Mr. Harris will determine the form and timing of the distribution of the balance in the SERP Account; provided, however, in the event of the termination, the balance in the SERP Account will be distributed to Mr.
Harris or his beneficiary, as the case may be, in a lump-sum payment within 30 days of such termination. The Company established a rabbi trust for the purpose of accumulating funds to satisfy the obligations incurred by the Company under the SERP. The restricted funds for the SERP Plan total
$76,698 as of March 31, 2000. Mr. Harris's rights to benefits pursuant to this SERP will be no greater than those of a general creditor of the Company.

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

     On June 30, 1994, the Company adopted a plan to provide medical and health insurance for retirees, their spouses and dependents who, at the time of their retirement, have ten years of service with the Company and have attained 50 years of age or have attained 45 years of age and have 15 years of service with the Company. On February 10, 1997, the Company amended this plan to include employees who "have seven full years of service and have attained 58 years of age." The coverage is secondary to any government provided or subsequent employer provided health insurance plans. Based upon actuarial estimates, as of March 31, 2000, the Company had a reserve of $317,600 for the plan.

NOTE 6. INCOME TAXES

     The Company intends to elect Sub-Chapter M status for the year ended December 31, 1999. Accordingly, on February 23, 1999, the Company declared a cash dividend of $0.35 per share (for a total of $3,647,017) as a result of the long-term capital gain generated in 1999 by the acquisition of NBX Corporation by 3Com Corporation. The Company utilized net operating loss and capital loss carryforwards of approximately $6.3 million in order to retain most of the remaining long-term capital gain to invest in new opportunities. Approximately $300,000 of the long-term capital gain was not distributed during 1999. Therefore for the year ended December 31, 1999, the Company incurred approximately $26,044 in excise taxes.

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

     Continued qualification as a RIC requires the Company to satisfy certain portfolio diversification requirements in future years. The Company's ability to satisfy those requirements may not be controllable by the Company. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Sub-Chapter M Status.") There can be no assurance that the Company will qualify as a RIC for 2000 or subsequent years or that, if it does qualify, it will continue to elect RIC status.

     During the three months ended March 31, 2000, the Company accrued a net tax provision of $1,030,314 on the gains realized on the sale of the 43,400 shares of SciQuest.com. The Company plans to retain the proceeds rather than distribute such funds to shareholders as a cash dividend.

     For the three months ended March 31, 2000 and 1999, the Company's income tax provision was allocated as follows:

                            Three Months Ended            Three Months Ended
                                March 31, 2000                March 31, 1999

Investment operations            $           0                $            0
Realized gain on investments         1,183,618                     2,479,821
Decrease in unrealized
      appreciation on investments     (153,304)                   (1,705,376)
                                 --------------               ---------------
Total income tax provision       $   1,030,314                $      774,445
                                 ==============              ================

The above tax provision consists of the following:

Current -- Federal               $   1,183,618                $            0
Deferred -- Federal                   (153,304)                      774,445
                                 --------------               --------------
Total income tax provision       $   1,030,314                $      774,445
                                 ==============               ==============

     The Company's net deferred tax liability at March 31, 2000 and December 31, 1999 consists of the following:

                                 March 31, 2000             December 31, 1999

Tax on unrealized appreciation
  on investments                  $   1,630,506               $    1,783,810
Net operating loss and
  capital carryforward                 (266,036)                    (266,036)
                                  --------------              ---------------
Net deferred income tax liability $   1,364,470               $    1,517,774
                                  ==============              ===============

NOTE 7.  COMMITMENTS AND CONTINGENCIES

     During 1993, the Company signed a ten-year lease with sublet provisions for office space. In 1995, this lease was amended to include additional
office space.   During 1999, the Company sublet this space to an unaffiliated party. Rent expense under this lease for the three months ended March 31, 2000 and March 31, 1999, was $41,475 and $41,378, respectively. Future minimum lease payments in each of the following years are: 2001 --
$178,561; 2002 -- $178,561; 2003 -- $101,946.

     The Company had a total of $1,475,276 of funds in escrow as of December 31, 1999 as a result of the acquisition of NBX Corporation by 3Com Corporation. These funds were in a one-year interest-bearing escrow account for the benefit of the Company, subject to any 3Com Corporation warranty claims associated with its acquisition of NBX Corporation. The Company set up a reserve of 10 percent for any potential claims, therefore the funds in escrow reflected $1,327,748 net of the reserve of $147,528. The Company received the full escrow monies including interest for a total of $1,541,136 on March 6, 2000.

NOTE 8.  SUBSEQUENT EVENTS

    On April 11, 2000, the Company invested an additional $500,000 in MyPersonalAdvocate.com, Inc.

    On May 5, 2000, the Company invested an additional $427,500 in Sundial Marketplace Corporation. Altogether, the Company has now invested in Sundial Marketplace a total of $1,327,500, of which $927,500 is in the form of convertible preferred stock and $400,000 is in the form of notes with equity features. If the Company were to exercise all of its equity rights, it would own approximately a fully diluted 28 percent interest, subject to adjustment, in Sundial Marketplace.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company accounts for its operations under Generally Accepted Accounting Principles for investment companies. On this basis, the principal measure of its financial performance is captioned "Net increase (decrease) in net assets from operations," which is the sum of three elements. The first element is "Net operating income (loss)," which is the difference between the Company's income from interest, dividends, and fees and its operating expenses, net of applicable income tax benefit. The second element is "Net realized gain on investments," which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, net of applicable income tax provisions (benefits).
These two elements are combined in the Company's financial statements and reported as "Net realized income." The third element, "Net decrease in unrealized appreciation on investments," is the net change in the fair value of the Company's investment portfolio, net of decrease in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

    "Net realized gain on investments" and "Net (decrease) increase in unrealized appreciation on investments" are directly related. When a security is sold to realize a (loss) gain, net unrealized appreciation (increases) decreases and net realized gain increases.

Financial Condition

    The Company's total assets and net assets were, respectively, $56,873,700 and $46,972,221 at March 31, 2000, compared with $65,320,768 and $53,634,805 at December 31, 1999.

     Among the significant changes in the first quarter of 2000 were:
(1) declines in the values of the Company's holdings in SciQuest.com, and Silknet Software of approximately $19,723,854 and $1,861,499, respectively;
(2) increases in the values of the Company's holdings in Nanophase Technologies Corporation, Alliance Pharmaceutical Corp., and Genomica Corporation of $7,191,790, $5,813,900 and $1,330,520, respectively;

(3) a decrease in the Company profit-sharing plan of approximately
$1,651,336 reflected in a credit to the profit-sharing accrual, which generated an operating income for the quarter of $1,095,073. The changes in the values of SciQuest.com, Silknet Software, Nanophase Technologies and Alliance Pharmaceutical reflected the extreme volatility of publicly traded, small capitalization, high-technology stocks during that period.
In addition, the Company increased its total tax liability by $1,030,314 as a result of the gains realized on the sale of the 43,400 shares of SciQuest.com. The Company plans to retain the proceeds rather than distribute the funds to shareholders as a cash dividend. (See "Consolidated Statements of Operations" contained in "Item 1. Consolidated Financial Statements.")

    Net asset value per share ("NAV") was $5.08 at March 31, 2000 versus $5.80 at December 31, 1999.

    The Company's shares outstanding remained unchanged during the three months ended March 31, 2000.

    The Company's financial condition is dependent on the success of its investments. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth or have no history of operations. At March 31, 2000, $35,043,944 or
61.6 percent of the Company's total assets consisted of investments at fair value in publicly traded securities (three of the four investments were in private equities at the time the Company made the investments) of which net unrealized appreciation was $30,919,755; $16,198,370 or 28.5 percent of the Company's total assets consisted of non-publicly traded securities at fair value in private businesses, of which net unrealized appreciation was $5,362,032.

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

     The decrease in the value of publicly traded securities from $41,556,607 at December 31, 1999 to $35,043,944 at March 31, 2000 is primarily owing to the decrease in the market value of SciQuest.com and the sale of 43,400 shares of SciQuest.com; the decrease in the value of Silknet Software; offset by the increase from the reclassification of Alliance Pharmaceutical through the conversion of the note and warrants to a publicly-traded security and the increase in the market values of Alliance Pharmaceutical and Nanophase Technologies. The changes in the values of SciQuest.com, Silknet Software, Nanophase Technologies and Alliance Pharmaceutical reflected the extreme volatility of publicly traded, small capitalization, high technology stocks during this period. The volatility of the overall market will continue to have an impact on the performance of the Company's investments. The value of the Company's investments will vary on a quarterly basis. (See "Risk Factors")

    The decrease in the value of the non-publicly traded securities from $18,892,731 at December 31, 1999 to $16,198,370 at March 31, 2000 resulted from the reclassification of Alliance Pharmaceutical to a restricted publicly traded security by the conversion of the note and the exercise of the warrant and the dissolution and subsequent liquidation of Adaptive Web Technologies. These decreases were offset by the additional investment in and the increase in the value of Genomica Corporation as well as the Company's new investments in MyPersonalAdvocate.com and iPacer Corporation.

     A summary of the Company's investment portfolio is as follows:

                                      March 31, 2000    December 31, 1999

Investments, at cost                     $20,023,605          $16,653,130
Unrealized appreciation                   36,282,265           46,882,521
                                         -----------          -----------
Investments, at fair value               $56,305,870          $63,535,651
                                         ===========          ===========

The accumulated unrealized appreciation on investments net of deferred taxes is $34,651,759 at March 31, 2000, versus $45,098,711 at December 31, 1999.

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

     The following table is a summary of the cash investments made by the Company in its private placement portfolio during the three months ended March 31, 2000:

     New Investments:                                Amount
     MyPersonalAdvocate.com, Inc.             $   1,000,000
     iPacer Corporation                             500,000

     Additional Investments:
     Genomica Corporation                     $     500,000

     Loans:
     Sundial Marketplace Corporation          $     150,000

     Exercise of Warrants Held:
     Alliance Pharmaceutical Corp.            $     490,000
                                              --------------
          Total                               $   2,640,000
                                              ==============

Results of Operations

Investment Income and Expenses:

    The Company realized a net operating income (loss) of $1,095,073 and ($1,288,348) for the three months ended March 31, 2000 and March 31, 1999, respectively. The Company's net operating income in the three months ended March 31, 2000 reflected a decrease in the employee profit-sharing accrual that resulted in a credit to expenses of $1,651,336.

    The Company's principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and provides little or no current yield in the form of dividends or interest. The Company does earn interest income from fixed-income securities, including U.S. Government Obligations. The amount of interest income earned varies with the average balance of the Company's fixed-income portfolio and the average yield on this portfolio.

    The Company had interest income from fixed-income securities of $83,954 and $45,209 for the three months ended March 31, 2000 and March 31, 1999, respectively. The increase of $38,745 or 85.7 percent is the result of an increase in the balance of the Company's fixed income portfolio during the three months ended March 31, 2000 versus the three months ended March 31, 1999. During January 2000, the Company placed privately a $3,000,000 one-year, 12 percent note. Accordingly, the Company had interest expense of $146,141 during the three months ended March 31, 2000. The Company had no interest expense for the three months ended March 31, 1999.

    The Company had interest income from affiliated companies of $21,682 and $628 for the three months ended March 31, 2000 and March 31, 1999, respectively. The increase of $21,054 is owing to the increase in the outstanding loans of investee companies during the first quarter of 2000.

    The Company had other income of $15,812 and $0 for the three months ended March 31, 2000 and March 31, 1999, respectively. The other income in 2000 represents rental income; in December of 1999, the Company started subleasing office space to an unaffiliated party. The Company did not have any rental income in the first quarter of 1999.

    Operating expenses were ($973,625) and $1,334,185 for the three months ended March 31, 2000 and March 31, 1999, respectively. The operating expenses of the first quarter of 2000 reflect a decrease in the employee profit-sharing accrual, owing to the decrease in the unrealized appreciation for the three months ended March 31, 2000, resulting in a credit to expenses of $1,651,336 that reduced the total expenses for that period by such amount. Salaries and benefits increased $70,468 or 34 percent primarily as the result of the Company's contribution to the Supplemental Executive Retirement Plan or SERP which started January 1, 2000. The remaining expenses are related to office and rent expenses and consulting, professional fees (primarily legal and accounting fees) and director compensation.

    The Company has in the past relied, and continues to rely to a large extent, upon proceeds from sales of investments, rather than investment income, to defray a significant portion of its operating expenses. Because such sales cannot be predicted, the Company attempts to maintain adequate working capital to provide for fiscal periods when there are no such sales.

Realized Gains and Losses on Sales of Portfolio Securities:

    During the three months ended March 31, 2000 and 1999, the Company realized gains of $3,763,272 and $10,745,548, respectively. During the three months ended March 31, 2000, the Company realized a total gain of $3,763,272, consisting primarily of a gain of: $3,264,989 on the sale of SciQuest.com shares, $241,025 on the sale of Nanophase Technologies Corporation shares and $147,528 on the realization of the reserve on the NBX/3Com escrow (the Company received the full escrowed funds in March 2000). During the three months ended March 31, 1999, the Company realized a gain of approximately $10,584,630 on the acquisition of NBX Corporation by 3Com Corporation and a gain of $160,918 on its sale of Princeton Video Image, Inc. stock.

Unrealized Appreciation and Depreciation of Portfolio Securities:

  The Board of Directors values the portfolio securities on a quarterly basis pursuant to the Company's Asset Valuation guidelines in accordance with the 1940 Act. (See "Footnote to Consolidated Schedule of Investments" contained in "Item 1. Consolidated Financial Statements.")

    Net unrealized appreciation on investments decreased by $10,600,256 or
22.6 percent during the three months ended March 31, 2000, from $46,882,521 to $36,282,265, primarily as a result of declines in the value of SciQuest.com and Silknet Software of $19,723,854 and $1,861,499, respectively, offset by increases in the value of Nanophase Technologies Corporation, Alliance Pharmaceutical Corp. and Genomica Corporation of $7,191,790, $5,813,900 and $1,330,520, respectively. The changes in the values of SciQuest.com, Silknet Software, Nanophase Technologies and Alliance Pharmaceutical reflect the extreme volatility of publicly traded, small capitalization, high technology stocks during this period.

    During the three months ended March 31, 1999, net unrealized appreciation on investments before taxes decreased by $5,444,491 or 52.3 percent, from $10,407,548 to $4,963,057, primarily as a result of the reclassification of the NBX Corporation unrealized gain of $4,716,062 to realized and decreases in value of publicly held stocks in the Company's portfolio.

Liquidity and Capital Resources

    The Company's primary sources of liquidity are cash, receivables and freely tradeable marketable securities. The Company's secondary sources of liquidity are restricted securities of companies that are publicly traded. At March 31, 2000 and December 31, 1999, respectively, the Company's total primary liquidity was $15,481,954 and $6,622,216. On the corresponding dates, the Company's total secondary liquidity was $24,899,735 and $38,230,812, respectively. The Company's tertiary source of liquidity is its holding of PHZ Capital Partners, L.P., from which the Company received net after-tax distributions in the first quarter of 2000 of $75,000.

    The increase in the Company's primary source of liquidity from December 31, 1999 to March 31, 2000 is primarily owing to the increase in the value of its freely tradeable marketable security, Nanophase Technologies Corporation, of approximately $7,191,790; proceeds from the sale of 43,400 of shares of SciQuest.com stock of approximately $3,345,005; the receipt of escrowed funds plus interest for a total of $1,541,136; and the receipt of the funds from the dissolution and subsequent liquidation of Adaptive Web Technologies. These increases were offset by the (1) payment of the 1999 employee profit sharing of approximately $1,024,696; (2) the investments of $1,000,000 in MyPersonalAdvocate.com, Inc., $500,000 in iPacer Corporation, $500,000 in Genomica Corporation, $490,000 for the exercise of warrants to purchase common stock in Alliance Pharmaceutical Corp., $150,000 in Sundial Marketplace Corporation; and (3) the use of funds for operating expenses.

    The decrease in the Company's secondary source of liquidity from December 31, 1999 to March 31, 2000 is primarily owing to the decrease in the market value of SciQuest.com and the decrease owing to the sale of the 43,400 shares of SciQuest.com; the decrease in the market value of Silknet Software, offset by the conversion of the Alliance Pharmaceutical note and warrants to restricted marketable stock as well as the increase in its market value.
The changes in the values of SciQuest.com, Silknet Software, Nanophase Technologies and Alliance Pharmaceutical reflected the extreme stock market volatility in the first quarter.

    From December 31, 1999 to March 31, 2000, the Company's liabilities for accrued employee profit sharing and deferred income tax liability changed significantly. Accrued profit sharing decreased by $2,676,032 or 28.4 percent to $6,758,435 as a result of payment of approximately $1,024,696 of the 1999 profit sharing and the decrease of $1,651,336 in the liability for accrued employee profit sharing owing to the decrease in the unrealized appreciation for the three months ended March 31, 2000.

    The Company's total income tax liability increased by $1,030,314 or 67.8 percent to $2,548,088 as a result of a tax provision on realized gains on which the Company currently plans to retain the proceeds rather than distribute such funds to shareholders as a cash dividend.

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

    On February 17, 1999, the Company received rulings from the IRS regarding issues relevant to the Company's tax status as a RIC, including a ruling from the IRS concluding that the Company can carry forward its C Corporation losses to offset any Built-In Gains resulting from sales of its C Corporation Assets. That ruling may enable the Company to retain some or all of the proceeds from such sales without disqualifying itself as a RIC or incurring corporate level income tax, depending on whether the Company's sale of C Corporation Assets with Built-In Gains will generate C Corporation E&P. In general, a RIC is not permitted to have, as of the close of any RIC taxable year, E&P accumulated during any C Corporation taxable year. However, because the realization of Built-In Gains will occur while the Company is a RIC, a strong argument exists that, under current law and IRS pronouncements, the sale of C Corporation Assets with Built-In Gains during RIC taxable years will not generate C Corporation E&P. In 1999, the Company used $6.3 million of its loss carryforward (which resulted in a tax credit of approximately $2.2 million) to reduce the taxes resulting from Built-In Gains.

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


*Assumes all capital gains qualify for long-term rates of 20 percent.

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

Volatility and Illiquidity of Publicly Traded Holdings

     When companies in which the Company has invested as private entities complete initial public offerings, they are by definition unseasoned issues. Typically, they have relatively small capitalizations. Thus, they can be expected to be highly volatile and of uncertain liquidity. If they are perceived as suffering from adverse news or developments and/or the capital markets are in a negative phase, not only their market prices, but also their liquidity can be expected to be impacted negatively. Historically, the Company has also invested in unseasoned publicly traded companies with similar characteristics and thus with similar exposure to potential negative volatility and illiquidity.

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

Reserves for Taxes

     As a Sub-Chapter M corporation, the Company does not have to pay federal income taxes on realized capital gains to the extent that such gains are distributed to shareholders. Accordingly, it does not establish reserves for taxes on its unrealized capital gains. If the Company were not to qualify or were to elect not to qualify for Sub- Chapter M tax status, it would have to establish such reserves for taxes, which would reduce its net asset value, net of a reduction in the reserve for employee profit sharing, accordingly. To the extent that the Company as a Sub-Chapter M corporation were to make a deemed distribution of net realized capital gains and were to retain such net realized capital gains, it would have to establish appropriate reserves for taxes upon making such a decision.

                                     36

Forward-Looking Statements

     The information contained herein contains certain forward-looking statements. These statements include the plans and objectives of management for future operations and financial objectives, portfolio growth and availability of funds. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are set forth herein. Other factors that could cause actual results to differ materially include the uncertainties of economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believe that the assumptions underlying the forward-looking statements included herein are reasonable, any of the assumptions could be inaccurate and therefore there can be no assurance that the forward-looking statements included or incorporated by reference herein will prove to be accurate. Therefore, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

                                   37

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
       Not Applicable

Item 2.  Changes in Securities and Use of Proceeds
       Not Applicable

Item 3.  Defaults Upon Senior Securities
       Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

       On Wednesday, April 26th, 2000, the Company held its Annual Meeting of Shareholders for the following purposes: (1) to elect directors of the Company; (2) to approve the performance goals under the Harris & Harris Group, Inc. Employee Profit-Sharing Plan, effective as of January 1, 2000; and (3) to ratify, confirm and approve the Board of Directors' selection of Arthur Andersen LLP as the Company's independent public accountant for its fiscal year ending December 31, 2000. At the close of business on the record date (March 22, 2000), an aggregate of 9,240,831 shares of common stock were issued and outstanding.

       All of the nominees at the April 26, 2000 Annual Meeting were elected directors:

                Nominees                       For       Withheld
       Dr. C. Wayne Bardin               8,245,039         30,095
       Dr. Phillip A. Bauman             8,244,634         30,500
       G. Morgan Browne                  8,244,334         30,800
       Harry E. Ekblom                   8,244,054         31,080
       Dugald A. Fletcher                8,244,054         31,080
       Charles E. Harris                 8,234,134         41,000
       Glenn E. Mayer                    8,244,259         30,875
       James E. Roberts                  8,245,039         30,095

       With respect to proposal number two, described as a proposal "to approve the performance goals under the Harris & Harris Group, Inc. Employee Profit-Sharing Plan, effective as of January 1, 2000," the affirmative votes cast were 8,140,651, the negative votes cast were 27,256 and those abstaining were 107,227.

       With respect to proposal number three, described as a proposal "to ratify, confirm and approve the Board of Directors' selection of Arthur Andersen LLP" as the Company's independent public accountant for its fiscal year ending December 31, 2000, the affirmative votes cast were 8,255,442, the negative votes cast were 12,396 and those abstaining were 7,296.

                                       38

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

       10.22 Harris & Harris Group, Inc. Employee Profit-Sharing Plan, incorporated by reference as Exhibit 10.22 to the Company's Form 10K for the year ended December 31, 1999.

       11.0* Computation of per share earnings. See Consolidated Statements of Operations.

       27.0*   Financial Data Schedule.

       (b) The Company did not file any reports on Form 8-K during the first quarter of 2000

                                     39

EXHIBIT INDEX

Item Number (of Item 601 of Regulation S-K)

27. Financial Data Schedule

                                     40

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


Date: May 15, 2000
                                    41