Form 10-Q
period 2000-06-30
HARRIS & HARRIS GROUP INC /NY/
filed 2000-08-10
CIK 893739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549

                                     Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

           For quarterly period ended June 30, 2000

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to __________________

                           Commission File Number: 0-11576

                            HARRIS & HARRIS GROUP, INC.
----------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

               New York                                13-3119827
--------------------------------------       ---------------------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)

One Rockefeller Plaza, Rockefeller Center, New York, New York         10020
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

          Class                         Outstanding at August 8, 2000
--------------------------------------- ------------------------------
Common Stock, $0.01 par value per share       9,240,831 shares



                          Harris & Harris Group, Inc.
                           Form 10-Q, June 30, 2000

                            TABLE OF CONTENTS

                                                           Page Number
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial  Statements . . . . . . . .       1

Consolidated Statements of Assets and Liabilities. . . . .       3

Consolidated Statements of Operations. . . . . . . . . . .       4

Consolidated Statements of Cash Flows. . . . . . . . . . .       5

Consolidated Statements of Changes in Net Assets . . . . .       6

Consolidated Schedule of Investments . . . . . . . . . . .       7

Notes to Consolidated Financial Statements . . . . . . . .      16

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations. . . . . . . . . . . .      24

Financial Condition. . . . . . . . . . . . . . . . . . . .      24

Results of Operations. . . . . . . . . . . . . . . . . . .      27

Liquidity and Capital Resources. . . . . . . . . . . . . .      31

Risk Factors . . . . . . . . . . . . . . . . . . . . . . .      34

Item 3.  Quantitative and Qualitative Disclosures
About Market Risk. . . . . . . . . . . . . . . . . . . . .      38

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . .      40
Item 2.  Changes in Securities and Use of Proceeds . . . .      40
Item 3.  Defaults Upon Senior Securities . . . . . . . . .      40
Item 4.  Submission of Matters to a Vote of Security
         Holders . . . . . . . . . . . . . . . . . . . . .      40
Item 5.  Other Information . . . . . . . . . . . . . . . .      40
Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . .      40

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . .      41
Signature. . . . . . . . . . . . . . . . . . . . . . . . .      42



                         Harris & Harris Group, Inc.
                          Form 10-Q, June 30, 2000


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

      In 1999, because of changes in its investment portfolio, the Company requested recertification from the SEC relating to the Company's status under section 851(e) of the Code. On February 24, 2000, the Company received the certification, and the Company intends to elect Sub-Chapter M tax treatment for 1999 and 2000. However, there can be no assurance that the Company will qualify for Sub-Chapter M treatment in subsequent years. In addition, under certain circumstances, even if the Company qualified for Sub-Chapter M treatment in a given year and elected Sub-Chapter M treatment for that year, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a C Corporation, rather than as a RIC. On February 17, 1999, the Company received rulings from the Internal Revenue Service (the "IRS") regarding other issues relevant to the Company's tax status as a RIC. (See "Note 6 of Notes to Consolidated Financial Statements" contained in "Item 1. Consolidated Financial Statements" & "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Sub-Chapter M Status.")

      The qualification of the Company as a RIC under Sub-Chapter M of the Code depends on it satisfying certain technical requirements regarding its income, investment portfolio and distributions. The Company was unable to satisfy these requirements for the 1998 tax year owing to the nature of the Company's ownership interest in one of its investee companies, and therefore it did not elect Sub-Chapter M status for 1998. The Company changed the nature of its ownership interest in the non-qualifying investee company effective January 1, 1999 in order to meet the Sub-Chapter M requirements. In addition, because the Company realized taxable losses in 1998, it was not strategically advantageous for the Company to elect Sub-Chapter M tax status for 1998. Moreover, the Company received a tax opinion in 1998 that the Company interprets to mean that its tax-loss carryforward at December 31, 1998 of approximately $7.0 million (resulting in a tax credit of approximately $2.5 million) would be applicable as a qualifying RIC to offset the Company's unrealized gains as of December 31, 1998. That opinion was confirmed in one of the rulings received from the IRS in February 1999.

                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                      ASSETS

                                         June 30, 2000      December 31, 1999
                                           (Unaudited)              (Audited)
Investments, at value (See accompanying
   schedule of investments and notes). . $  44,236,607         $   63,535,651
Cash and cash equivalents. . . . . . . .       231,944                133,256
Restricted funds (Note 5). . . . . . . .       147,656                      0
Funds in escrow (Note 7) . . . . . . . .             0              1,327,748
Interest receivable. . . . . . . . . . .           218                 44,189
Note receivable. . . . . . . . . . . . .        21,776                 32,663
Prepaid expenses . . . . . . . . . . . .        35,681                 74,328
Other assets . . . . . . . . . . . . . .       141,413                172,933
                                         -------------         --------------
Total assets . . . . . . . . . . . . . . $  44,815,295         $   65,320,768
                                         =============         ==============

                                LIABILITIES & NET ASSETS

Accounts payable and accrued
   liabilities . . . . . . . . . . . . . $     592,814         $      700,566
Accrued profit sharing (Note 3). . . . .     4,293,344              9,434,467
Income tax liability (Note 6). . . . . .     2,672,413                      0
Deferred income tax liability (Note 6) .     1,364,470              1,517,774
Deferred rent. . . . . . . . . . . . . .        28,529                 33,156
                                         -------------         --------------
Total liabilities. . . . . . . . . . . .     8,951,570             11,685,963
Commitments and contingencies (Note 7)   -------------         --------------

Net assets . . . . . . . . . . . . . . . $  35,863,725         $   53,634,805
                                         =============         ==============

Net assets are comprised of:
Preferred stock, $0.10 par value,
   2,000,000 shares authorized;
   none issued . . . . . . . . . . . . . $           0         $            0
Common stock, $0.01 par value,
   25,000,000 shares authorized;
   10,692,971 issued at 6/30/00 and
   12/31/99. . . . . . . . . . . . . . .       106,930                106,930
Additional paid in capital . . . . . . .    16,159,504             16,159,504
Additional paid in capital - common
   stock warrants. . . . . . . . . . . .       109,641                      0
Accumulated net realized income
   (deficit) . . . . . . . . . . . . . .     3,309,454             (5,192,860)
Accumulated unrealized appreciation of
   investments, net of deferred tax
   liability of $1,630,506 at 6/30/00
   and $1,783,810 at 12/31/99. . . . . .    18,715,676             45,098,711
Treasury stock, at cost, 1,452,140
   shares at 6/30/00 and 12/31/99. . . .    (2,537,480)            (2,537,480)
                                          -------------         -------------
Net assets . . . . . . . . . . . . . . .  $  35,863,725         $  53,634,805
                                          =============         =============

Total net assets and liabilities . . . .  $  44,815,295         $  65,320,768
                                          =============         =============
Shares outstanding . . . . . . . . . . .      9,240,831             9,240,831
                                          =============         =============
Net asset value per outstanding share. .  $        3.88         $        5.80
                                          =============         =============

         The accompanying notes are an integral part of these consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                Three Months Ended        Six Months Ended
                                6/30/00      6/30/99     6/30/00      6/30/99
Investment income:
 Interest from:
   Fixed-income securities.  $    60,861    $    75,999 $     144,815 $  121,208
   Affiliated companies . .       12,376          8,689        34,058      9,317
  Other income. . . . . . .       19,252            300        35,064        300
                             -----------    -----------  ------------ ----------
   Total investment income.       92,489         84,988       213,937    130,825

Expenses:
  Profit-sharing (reversal)
   accrual (Note 3) . . . .   (2,465,091)       517,229   (4,116,427)  1,418,570
  Salaries and benefits . .      244,740        185,255      522,286     392,333
  Administration and
   operations . . . . . . .      152,525        115,154      245,099     187,879
  Professional fees . . . .      120,707         62,973      206,014     123,990
  Rent. . . . . . . . . . .       41,634         41,378       83,109      82,756
  Directors' fees and
   expenses . . . . . . . .       34,278         26,702       55,410      63,116
  Depreciation. . . . . . .       10,000         12,500       20,000      25,000
  Custodian fees. . . . . .        1,064          1,551        4,600       3,283
  Interest expense
   (Note 4) . . . . . . . .            0              0      146,141           0
                            ------------   ------------  -----------  ----------
    Total expenses. . . . .   (1,860,143)       962,742   (2,833,768)  2,296,927
                            ------------   ------------  -----------  ----------
  Operating income (loss)
   before income taxes. . .    1,952,632      (877,754)   3,047,705  (2,166,102)
  Income tax provision
   (Note 6) . . . . . . . .            0              0            0           0
                            ------------   ------------  -----------  ----------
Net operating income
   (loss) . . . . . . . . .    1,952,632      (877,754)   3,047,705  (2,166,102)

Net realized gain on investments:
  Realized gain on
   investments. . . . . . .    4,332,410       380,270    8,095,682  11,125,818
                            ------------   ------------  -----------  ----------
    Total realized gain . .    4,332,410       380,270    8,095,682  11,125,818
  Income tax provision
   (Note 6) . . . . . . . .   (1,457,455)            0   (2,641,073) (2,479,821)
                            ------------   ------------  -----------  ----------
  Net realized gain on
   investments. . . . . . .    2,874,955       380,270    5,454,609   8,645,997
                            ------------   ------------  -----------  ----------
Net realized income (loss).    4,827,587      (497,484)   8,502,314   6,479,895

Net (decrease) increase in
unrealized appreciation on
investments:
  Increase as a result
   of investment sales. . .            0        485,906           0      485,906
  Decrease as a result of
   investment sales . . . .   (9,247,287)      (55,898) (12,452,277) (4,840,700)
  Increase on investments
   held . . . . . . . . . .    1,094,989     2,996,453   15,433,562   3,055,180
  Decrease on investments
   held . . . . . . . . . .   (7,783,785)     (256,838) (29,517,624)   (975,254)
                            ------------  ------------   ----------  -----------
    Change in unrealized
    appreciation on
    investments . . . . . .  (15,936,083)    3,169,623  (26,536,339) (2,274,868)
  Income tax (provision)
    benefit (Note 6). . . .            0       (29,097)     153,304   1,676,279
                            ------------  -------------  ----------   ---------
  Net (decrease) increase
    in unrealized appreciation
    on investments. . . . .  (15,936,083)    3,140,526  (26,383,035)   (598,589)
                            ------------  ------------  -----------  ----------
Net (decrease) increase
in net assets from operations:
  Total . . . . . . . . . . $(11,108,496) $  2,643,042 $(17,880,721) $ 5,881,306
                            ============  ============ ============  ===========
  Per outstanding share . . $      (1.20) $       0.26 $      (1.93) $      0.57
                            ============  ============ ============  ===========

              The accompanying notes are an integral part of these
                     consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                    Six Months Ended        Six Months Ended
                                       June 30, 2000           June 30, 1999

Cash flows from operating activities:
Net (decrease) increase in net
 assets resulting from operations. .    $(17,880,721)            $ 5,881,306
Adjustments to reconcile net
 (decrease) increase in net assets
 from operations to net cash used
 in operating activities:
  Net realized and unrealized
   loss (gain) on investments. . . .      18,440,657              (8,850,950)
  Depreciation . . . . . . . . . . .          20,000                  25,000
  Other. . . . . . . . . . . . . . .          83,007                       0

Changes in assets and liabilities:
  Receivable from brokers. . . . . .               0                (428,030)
  Interest receivable. . . . . . . .          43,971                 (27,522)
  Prepaid expenses . . . . . . . . .          38,647                  24,354
  Funds in escrow (Note 7) . . . . .       1,327,748              (1,327,748)
  Restricted funds (Note 5). . . . .        (147,656)                      0
  Other assets . . . . . . . . . . .          18,489                   3,650
  Accounts payable and accrued
   liabilities . . . . . . . . . . .        (107,752)               (105,315)
  Accrued profit sharing (Note 3). .      (5,141,123)              1,418,570
  Income tax liability . . . . . . .       2,672,413                       0
  Deferred income tax liability. . .        (153,304)                803,542
  Deferred rent. . . . . . . . . . .          (4,627)                 (4,627)
  Collection on notes receivable . .          10,887                  10,000
                                         -----------             -----------
 Net cash used in operating
  activities . . . . . . . . . . . .        (779,364)             (2,577,770)

Cash flows from investing activities:
  Sales of short-term investments
   and marketable securities . . . .      (4,277,993)             (3,208,695)
  Proceeds from sale of investments.       9,580,519              12,274,631
  Investment in private placements
   and loans . . . . . . . . . . . .      (4,417,500)             (2,277,001)
  Purchase of fixed assets . . . . .          (6,974)                      0
                                         -----------             -----------
  Net cash provided by investing
   activities. . . . . . . . . . . .         878,052               6,788,935

Cash flows from financing activities:
  Payment of dividend. . . . . . . .               0              (3,647,017)
  Proceeds from note payable . . . .       3,000,000                       0
  Payment of note payable (Note 7) .      (3,000,000)                      0
  Proceeds from sale of stock. . . .               0                  17,283
  Purchase of stock (Note 4) . . . .               0                (540,720)
                                         -----------             -----------
  Net cash used in financing
   activities. . . . . . . . . . . .               0              (4,170,454)

Net increase in cash and cash equivalents:
  Cash and cash equivalents at
   beginning of the period . . . . .         133,256                 164,143
  Cash and cash equivalents at end
   of the period . . . . . . . . . .         231,944                 204,854
                                         -----------             -----------
Net increase in cash and cash
  equivalents. . . . . . . . . . . .     $    98,688            $     40,711
                                         ===========            ============
Supplemental disclosures of cash flow information:
 Income taxes paid . . . . . . . . .     $       600            $        797
 Interest paid . . . . . . . . . . .     $    36,500            $          0

            The accompanying notes are an integral part of these
                      consolidated financial statements.

              CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                (Unaudited)


                                     Three Months Ended     Six Months Ended
                                    6/30/00     6/30/99     6/30/00     6/30/99

Changes in net assets from operations:

  Net operating income
   (loss). . . . . . . .   $   1,952,632 $  (877,754) $   3,047,705 $(2,166,102)
  Net realized gain on
   investments . . . . .       2,874,955     380,270      5,454,609   8,645,997
  Net (decrease) increase
   in unrealized appreciation
   on investments as a
    result of sales. . .      (9,247,287)    430,008   (12,298,973)  (1,874,973)
  Net (decrease) increase
   in unrealized appreciation
   on investments held        (6,688,796)  2,710,518   (14,084,062)   1,276,384
                           ------------- -----------  ------------  -----------
  Net (decrease) increase
   in net assets resulting
   from operations . . .     (11,108,496)  2,643,042   (17,880,721)   5,881,306

Changes in net assets from capital
stock transactions:

  Additional paid in
   capital on Common Stock
   Warrants issued . . .               0           0       109,641            0
   Payment of dividends.               0           0             0   (3,647,017)
   Proceeds from sale of
    treasury stock
    (Note 4) . . . . . .               0       1,105             0       17,283
   Purchase of treasury
    stock (Note 4) . . .               0     (63,376)            0     (540,720)
                           -------------  ----------  ------------  -----------

   Net increase (decrease)
    in net assets resulting
    from capital stock
    transactions . . . .               0     (62,271)     109,641    (4,170,454)

Net (decrease) increase
in net assets. . . . . .     (11,108,496)  2,580,771  (17,771,080)    1,710,852
                            ------------  ---------- ------------  ------------
Net assets:

  Beginning of the
   period. . . . . . . .     46,972,221  21,686,790   53,634,805    22,556,709
                            ----------- -----------  -----------   -----------
   End of the period . .    $35,863,725 $24,267,561  $35,863,725   $24,267,561
                            =========== ===========  ===========   ===========

              The accompanying notes are an integral part of these
                    consolidated financial statements.

             CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2000
                                (Unaudited)


                                   Method of        Shares/
                               Valuation (3)      Principal        Value

Investments in Unaffiliated Companies (15)(16)(17)
 -- 43.4% of total investments

Publicly Traded Portfolio -- 27.8% of total investments

  Alliance Pharmaceutical Corp. (7)
    -- Research and development
    of pharmaceutical products --
    1.36% of fully diluted
    equity . . . . . . . . . . . .  (C)            800,000     $  8,550,000

  Kana Communications, Inc.
    (1)(2)(8) -- Provides customer-
    centric e-business applications
    and systems -- 0.06% of fully
    diluted equity . . . . . . . .  (C)             67,834        3,777,035
                                                               ------------
Total Publicly Traded Portfolio (cost: $2,192,000) . . . . . . $ 12,327,035

Private Placement Portfolio (Illiquid) -- 15.6% of total investments

  Essential.com, Inc. (1)(2)(9) --
    Online energy and communications
    marketplace --  0.73% of fully
    diluted equity
    Common stock. . . . . . . . . . (B)             169,185    $  2,204,000

  Exponential Business Development Company
    -- (2)(5) Venture capital
    partnership focused on early
    stage companies
    Limited partnership interest. . (A)                --            25,000

  Genomica Corporation (1)(2)(6)(10) --
    Develops software that enables the
    study of complex genetic diseases --
    4.06% of fully diluted equity
    Common Stock. . . . . . . . . . (B)            199,800
    Series A Voting Convertible
      Preferred Stock . . . . . . . (B)          1,660,200
    Series C Convertible
      Preferred Stock . . . . . . . (A)            333,333        3,040,250

  Informio, Inc. (1)(2)(4)(6)(11)
    -- Developing audio web portal
    technology
    Series A Voting Convertible
      Preferred Stock . . . . . . . (A)              --             504,601

  Kriton Medical, Inc. (1)(2)(6)
    -- Research and development of
    medical devices -- 1.87% of
    fully diluted equity
    Series B Convertible
      Preferred Stock . . . . . . . (A)            476,191        1,000,001

  MedLogic Global Corporation
    (1)(2)(6) -- Medical cyanoacrylate
    adhesive -- 0.37% of fully
    diluted equity
    Series B Convertible
      Preferred Stock . . . . . . . (D)            54,287
      Common Stock. . . . . . . . . (D)            25,798           103,763
                                                               ------------
Total Private Placement Portfolio (cost: $5,413,214) . . . . . $  6,877,615
                                                               ------------
Total Investments in Unaffiliated Companies
(cost: $7,605,214) . . . . . . . . . . . . . . . . . . . . . . $ 19,204,650
                                                               ------------

  The accompanying notes are an integral part of this consolidated schedule.

               CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2000
                                 (Unaudited)

                                        Method of      Shares/
                                    Valuation (3)    Principal      Value

Investments in Non-Controlled Affiliated Companies (15)(17)
-- 39.0% of total investments

Publicly Traded Portfolio -- 14.3% of total investments

  Nanophase Technologies Corporation
     (1)(12) -- Manufactures and
     markets inorganic crystals of
     nanometric  dimensions --
     4.28% of fully diluted equity. . .  (C)          672,916    $  6,321,205
                                                                 ------------
Total Publicly Traded Portfolio (cost: $1,162,204) . . . . . .   $  6,321,205

Private Placement Portfolio (Illiquid) -- 24.7% of total investments

  Experion Systems, Inc. (1)(2)(4)(6)(13)
     -- Business-to-business e-commerce
     and e-services trust-based
     marketing start-up -- 15.23% of
     fully diluted equity
     Convertible Preferred Stock. . . .   (A)        187,500     $  1,500,000

  NeuroMetrix, Inc. (1)(2)(6) --
     Medical devices for monitoring
     neuromuscular disorders --
     15.91% of fully diluted equity
     Series A Convertible Preferred
       Stock. . . . . . . . . . . . . .   (B)        175,000
     Series B Convertible Preferred
       Stock. . . . . . . . . . . . . .   (B)        125,000
     Series C-2 Convertible Preferred
       Stock. . . . . . . . . . . . . .   (B)        229,620
     8% Convertible Note. . . . . . . .   (A)        750,000        6,708,225

  PHZ Capital Partners Limited
     Partnership (2)(14) -- Organizes
     and manages investment partnerships
     -- 20.0% of fully diluted equity
     Limited partnership interest . . .   (D)           --          1,746,456

  Questech Corporation (1)(2)(6) --
     Manufactures and markets
     proprietary decorative tiles
     and signs -- 12.38% of fully
     diluted equity
     Common Stock . . . . . . . . . . .   (D)        580,037
     Warrants at $5.00 expiring
       11/15/09 . . . . . . . . . . . .   (A)          1,965
     Warrants at $4.00 expiring
       11/28/01 . . . . . . . . . . . .   (A)        152,422
     9% Demand Convertible Note . . . .   (A)        100,000          970,218
                                                                  -----------
Total Private Placement Portfolio (cost: $7,338,679) . . . . . .  $10,924,899
                                                                  -----------
Total Investments in Non-Controlled Affiliated
  Companies (cost: $8,500,883) . . . . . . . . . . . . . . . . .  $17,246,104
                                                                  -----------

  The accompanying notes are an integral part of this consolidated schedule.

               CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2000
                                  (Unaudited)

                                          Method of     Shares/
                                      Valuation (3)   Principal    Value

U.S. Government Obligations -- 17.6% of total investments

  U.S. Treasury Bill dated 1/13/00
    due date 7/13/00 -- 4.0% yield. . .    (K)       $  450,000   $   449,366

  U.S. Treasury Bill dated 2/3/00
    due date 8/3/00 -- 5.1% yield . . .    (K)       $  910,000       905,641

  U.S. Treasury Bill dated 2/10/00
    due date 8/10/00 -- 5.3% yield. . .    (K)       $1,600,000     1,590,496

  U.S. Treasury Bill dated 8/19/99
    due date 8/17/00 -- 5.4% yield. . .    (K)       $  400,000       397,160

  U.S. Treasury Bill dated 3/9/00
    due date 9/7/00 -- 5.5% yield . . .    (K)       $2,000,000     1,979,140

  U.S. Treasury Bill dated 9/16/99
    due date 9/14/00 -- 5.5% yield. . .    (K)       $  500,000       494,230

  U.S. Treasury Bill dated 4/6/00
    due date 10/5/00 -- 5.7% yield. . .    (K)       $2,000,000     1,969,820
                                                                  -----------
Total Investments in U.S. Government Obligations
(cost: $7,784,328). . . . . . . . . . . . . . . . . . . . . .     $ 7,785,853
                                                                  -----------
Total Investments -- 100% (cost: $23,890,425) . . . . . . . .     $44,236,607
                                                                  ===========


   The accompanying notes are an integral part of this consolidated schedule.

             CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2000
                                 (Unaudited)


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

(5) No changes in valuation occurred in these investments during the six months ended June 30, 2000.

(6) These investments are development stage companies. A development stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either has not yet commenced its planned principal operations or has commenced such operations but has not realized significant revenue from them.

(7) As of June 30, 2000, the market price per share of Alliance Pharmaceutical Corp. (National Market Symbol: ALLP) was $11.25. The Company's holding in Alliance Pharmaceutical before a discount for illiquidity was valued at $9,000,000. During July and on August 1, 2000, the Company sold a total of 200,000 shares for total proceeds of $2,370,283. The 200,000 shares were acquired for $490,000 on February 9, 2000 through the exercise of a warrant, thereby generating a short-term gain. The Company believes that by partially offsetting current year expenses with the realized short-term gain, it will neither owe federal income taxes on this gain, nor be required to distribute any portion of this gain to shareholders. There can be no assurance of this tax treatment. On August 4, 2000, the market price per share of Alliance Pharmaceutical was $11.50.

(8) On October 5, 1999, Silknet Software, Inc. (National Market Symbol: SILK) acquired InSite Marketing Technology, Inc. On April 19, 2000, Kana Communications, Inc. (National Market Symbol: KANA) and Silknet Software completed a merger, in which the Silknet Software shares were exchanged tax free for 1.66 Kana Communications shares. Upon the completion of the merger, 90 percent of the Silknet Software/Kana Communications shares became freely tradeable, and the Company is subject to a lock-up agreement on the remaining 10 percent of the stock which expires on October 5, 2000. On June 30, 2000, the market price per share of Kana Communications was $61.875. The Company's holding in Kana
     Communications before a discount for the 10 percent escrow was valued at $4,197,229. On August 4, 2000, the market price per share of Kana Communications was $36.0625.

    The accompanying notes are an integral part of this consolidated schedule.

(9) On June 29, 2000, Sundial Marketplace Corporation was acquired in a tax-free merger by Essential.com, Inc.

(10) In 1996, Genomica Corporation was cofounded by the Company, Cold Spring Harbor Laboratory ("CSHL"), a not-for-profit institution, and Falcon Technology Partners, LP. Mr. G. Morgan Browne serves on the Board of Directors of the Company and is Administrative Director of CSHL. In late 1998, Charles E. Harris, Chairman and CEO of Harris & Harris Group, became a trustee of CSHL.

(11) Previously named iPacer Corporation.

(12) As of June 30, 2000, the market price per share of Nanophase Technologies Corporation (National Market Symbol: NANX) was $10.4375. The Company's holding in Nanophase Technologies before a discount for illiquidity was valued at $7,023,561. On August 4, 2000, the market price per share of Nanophase Technologies was $9.75.

(13) Previously named MyPersonalAdvocate.com, Inc.

(14) Harris Partners I L.P. owns a 20 percent limited partnership interest in PHZ Capital Partners L.P. The partners of Harris Partners I L.P. are Harris & Harris Enterprises, Inc. (sole general partner) and Harris & Harris Group, Inc. (sole limited partner). Harris & Harris Enterprises, Inc. is a 100 percent owned subsidiary of Harris & Harris Group, Inc.

(15) Investments in unaffiliated companies consist of investments in which Harris & Harris Group, Inc. (the "Company") owns less than 5 percent of the investee company. Investments in non-controlled affiliated companies consist of investments where the Company owns more than 5 percent but less than 25 percent of the investee company. Investments in controlled affiliated companies consist of investments where the Company owns more than 25 percent of the investee company.

(16) The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $7,605,214. The gross unrealized appreciation based on the tax cost for these securities is $12,529,448. The gross unrealized depreciation based on the tax cost for these securities is $930,012.

(17) The percentage ownership of each investee company disclosed in the Consolidated Schedule of Investments expresses the potential common equity interest in each such investee. The calculated percentage represents the amount of the issuer's common stock the Company owns or can acquire as a percentage of the issuer's total outstanding common stock plus common shares reserved for issued and outstanding warrants, convertible securities and stock options.

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

     The Company intends for 1999 and 2000 to elect treatment as a RIC. As a RIC, the Company must, among other requirements, distribute at least 90 percent of its taxable net income and may either distribute or retain its taxable net realized capital gains on investments. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Sub-Chapter M Status.") There can be no assurance that the Company will qualify as a RIC or that if it does qualify, it will continue to qualify.
In addition, even if the Company were to qualify as a RIC, and elected Sub-Chapter M treatment for that year, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a C Corporation, rather than as a RIC.

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

     The June 30, 2000 consolidated financial statements include a provision for deferred taxes on the remaining net built-in gains as of December 31, 1998, net of the unutilized operating and capital loss carryforwards incurred by the Company through December 31, 1998. These statements also include a tax provision on realized gains which the Company retained to prepay its indebtedness, rather than distribute to shareholders as a cash distribution.

     The Company pays federal, state and local income taxes on behalf of its wholly owned subsidiary, Harris & Harris Enterprises, which is a C corporation. (See Note 6. Income Taxes.)

     Reclassifications. Certain reclassifications have been made to the December 31, 1999 and June 30, 1999 financial statements to conform to the June 30, 2000 presentation.

     Estimates by Management. The preparation of the consolidated financial statements in conformity with Generally Accepted

Accounting Principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2000 and December 31, 1999, and the reported amounts of revenues and expenses for the three and six months ended June 30, 2000 and June 30, 1999. Actual results could differ from these estimates.

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

     As of January 1, 1998, the Company began implementing the Harris & Harris Group, Inc. Employee Profit-Sharing Plan (the "1998 Plan") that provides for profit sharing equal to 20 percent of the net realized income. The 1998 Plan was terminated by the Company as of December 31, 1999, subject to the payment of any amounts owed on the 1999 realized gains under the 1998 Plan.

     In March 2000, the Company paid out, under the 1998 Plan, 90 percent of the profit sharing on the 1999 realized gains of approximately $1,024,696; the remaining 10 percent or approximately $113,855 will be paid out upon the completion and filing of the Company's 1999 federal tax return.

     As of January 1, 2000, the Company implemented the Harris & Harris Group, Inc. Employee Profit-Sharing Plan (the "Plan") that provides for profit sharing equal to 20 percent of the net realized income of the Company as reflected on the Consolidated Statements of Operations of the Company for such year, less the nonqualifying gain, if any.

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

     The Company calculates the Plan accrual at each quarter end based on the realized and unrealized gains at that date, net of operating expenses for the year. Any adjustments to the Plan accrual are then reflected in the Consolidated Statements of Operations for the quarter. The Plan accrual is not paid out until the gains are realized. During the second quarter of 2000, the Company, as a result of a decrease in the net unrealized appreciation reduced the profit-sharing accrual by $2,465,091, which decreased the cumulative accrual under the Plan to $4,293,344 at June 30, 2000.

     The amounts payable under the Plan for the year ending December 31, 2000 will be paid out as soon as practicable following year end.

     On April 26, 2000 the shareholders of the Company approved the performance goals under the Plan in accordance with Section 162(m) of the Internal Revenue Code of 1986 ("Code"). The Code generally provides that a public company such as the Company may not deduct compensation paid to its chief executive officer or to any of its four most highly compensated officers to the extent that the compensation paid to any such officer/employee exceeds $1 million in any tax year, unless the payment is made upon the attainment of objective performance goals that are approved by the Company's shareholders.

NOTE 4.  CAPITAL TRANSACTIONS

     In 1998, the Board of Directors approved that, effective January 1, 1998, 50 percent of all directors' fees be used to purchase Company common stock from the Company. However, effective on March 1, 1999, the directors may purchase the Company's common stock in the market, rather than from the Company. During 1998 and 1999, the directors bought directly from the Company 24,491 and 5,816 shares, respectively.

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

     Since 1998, as a result of the shares purchased in the open market and through the tender offer in 1999, the Company has purchased a total of 1,482,447 shares for a total of $2,628,337, including commissions and expenses, at an average price of $1.77 per share. These shares were reduced by the purchases made by the directors.

     On January 27, 2000, the Company placed privately, with an unaffiliated investor, for $3 million in cash, a one-year 12 percent note with one-year warrants to purchase 25,263 shares of the Company's common stock at $11.8750 per share. The note may be prepaid at any time. Unless the note is prepaid, six months after its issuance, the investor will receive additional one-year warrants to purchase an additional $300,000 worth of the Company's common stock at the then-current market price. During March 2000, with the proceeds from the sale of SciQuest.com stock, the Company prepaid the Note. The Company incurred total interest costs of $146,141:
$36,500 on the note and $109,641 on the warrants.


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

     Mr. Harris is to receive compensation under his Employment Agreement in the form of base salary of $208,315, with automatic yearly adjustments to reflect inflation. In addition, the Board may increase such salary, and consequently decrease it, but not below the level provided for by the automatic adjustments described above. Mr. Harris is also entitled to participate in the Company's Profit-Sharing Plan as well as in all compensation or employee benefit plans or programs, and to receive all benefits, perquisites, and emoluments for which salaried employees are eligible. Under the Employment Agreement, the Company is to furnish Mr. Harris with certain perquisites which include a company car, membership in certain clubs and up to a $5,000 annual reimbursement for personal, financial or tax advice.

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

     The Employment Agreement provides for the Company to adopt a supplemental executive retirement plan (the "SERP") for the benefit of Mr. Harris. Under the SERP, the Company will cause an amount equal to one-twelfth of the Mr. Harris's current base salary to be credited each month (a "Monthly Credit") to a special account maintained for this purpose on the books of the Company for the benefit of Mr. Harris (the "SERP Account"). The amounts credited to the SERP Account will be deemed invested or reinvested in such mutual funds or U.S. Government securities as determined by Mr. Harris. The SERP Account will be credited and debited to reflect the deemed investment returns, losses and expenses attributed to such deemed investments and reinvestments. Mr. Harris's benefit under the SERP will equal the balance in the SERP Account and such benefit will always be 100 percent vested (i.e., not forfeitable). Mr. Harris will determine the form and timing of the distribution of the balance in the SERP Account; provided, however, in the event of the termination, the balance in the SERP Account will be distributed to Mr. Harris or his beneficiary, as the case may be, in a lump-sum payment within 30 days of such termination. The Company established a rabbi trust for the purpose of accumulating funds to satisfy the obligations incurred by the Company under the SERP. The restricted funds for the SERP Plan total $147,656 as of June 30, 2000. Mr. Harris's rights to benefits pursuant to this SERP will be no greater than those of a general creditor of the Company.

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

     On June 30, 1994, the Company adopted a plan to provide medical and health insurance for retirees, their spouses and dependents who, at the time of their retirement, have ten years of service with the Company and have attained 50 years of age or have attained 45 years of age and have 15 years of service with the Company. On February 10, 1997, the Company amended this plan to include employees who "have seven full years of service and have attained 58 years of age." The coverage is secondary to any government provided or subsequent employer provided health insurance plans. Based upon actuarial estimates, as of June 30, 2000, the Company had a reserve of $317,600 for the plan.

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

     During the six months ended June 30, 2000, the Company accrued a net tax provision of $2,487,769 consisting primarily of a provision on the gains realized on the sale of its position of SciQuest.com. The Company plans to retain the proceeds rather than distribute such funds to shareholders as a cash dividend.

     For the three and six months ended June 30, 2000 and 1999, the Company's income tax provision was allocated as follows:

                     Three Months   Three Months     Six Months    Six Months
                            Ended          Ended          Ended         Ended
                    June 30, 2000  June 30, 1999  June 30, 2000  June 30,1999

Investment operations. $        0  $          0   $           0  $          0

Realized gain
  on investments . . .  1,457,455             0       2,641,073     2,479,821

Net increase (decrease)
  in unrealized
  appreciation on
  investments. . . . .          0        29,097        (153,304)   (1,676,279)
                        ---------   -----------   -------------  ------------
Total income tax
  provision. . . . . . $1,457,455   $    29,097   $   2,487,769  $    803,542
                       ==========   ===========   =============  ============

The above tax provision (benefit) consists of the following:

Current -- Federal . . $1,457,455   $         0   $   2,641,073  $          0

Deferred -- Federal. .          0        29,097        (153,304)      803,542
                       ----------   -----------   -------------  ------------
Total income tax
  provision. . . . . . $1,457,455   $    29,097   $   2,487,769  $    803,542
                       ==========   ===========   =============  ============

     The Company's net deferred tax liability at June 30, 2000 and December 31, 1999 consists of the following:

                                        June 30, 2000      December 31, 1999

Tax on unrealized appreciation
  on investments. . . . . . . . . . . . $   1,630,506         $    1,783,810

Net operating loss and capital
  loss carryforward . . . . . . . . . . $    (266,036)        $     (266,036)
                                        -------------         --------------
Net deferred income tax liability . . . $   1,364,470         $    1,517,774
                                        =============         ==============

NOTE 7.  COMMITMENTS AND CONTINGENCIES

     During 1993, the Company signed a ten-year lease with sublet provisions for office space. In 1995, this lease was amended to
include additional office space.   During 1999, the Company sublet
this space to an unaffiliated party. Rent expense under this lease was $41,634 and $41,378 for the three months ended June 30, 2000 and June 30, 1999, and $83,109 and $82,756 for the six months ended June 30, 2000 and June 30, 1999, respectively. Future minimum lease payments in each of the following years are: 2001 -- $178,561; 2002 -- $178,561; 2003 -- $101,946.

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

NOTE 8.  SUBSEQUENT EVENTS

     During July and on August 1, 2000, the Company sold a total of 200,000 shares of Alliance Pharmaceutical for total proceeds of $2,370,283. The 200,000 shares were acquired for $490,000 on February 9, 2000 through the exercise of a warrant, thereby generating a short-term gain. The Company believes that by partially offsetting current year expenses with the realized short-term gain, it will neither owe federal income taxes on this gain, nor be required to distribute any portion of this gain to shareholders. There can be no assurance of this tax treatment.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Financial Condition

     The Company's total assets and net assets were, respectively, $44,815,295 and $35,863,725 at June 30, 2000, compared with
$65,320,768 and $53,634,805 at December 31, 1999.

     Among the significant changes in the six months ended June 30, 2000 were: (1) decline in the value of the Company's holdings in

SciQuest.com of $31,981,750 offset by the gain realized on the sale of the Company's position in SciQuest.com of $7,407,377; (2) the decline in the value of the Company's holding in Silknet Software
(which subsequently merged with Kana Communications) and Questech
Corporation, of $1,622,027 and $1,165,879, respectively; (3) increases in the values of the Company's holdings in Nanophase
Technologies, Alliance Pharmaceutical, Genomica and Essential.com,
(which on June 29, 2000 acquired Sundial Marketplace in a tax-free merger) of $2,995,410, $3,019,000, $1,330,520, and $854,467 respectively; (4) a decrease in the Company's profit-sharing plan of $4,116,427 reflected in a credit to the profit-sharing accrual, which generated operating income for the six months ended June 30, 2000 of $3,047,705. In addition, the Company increased its total tax liability by $2,519,109 to reflect a tax on the gains realized on the sale of its investment in SciQuest.com. The Company plans to retain the proceeds rather than distribute the funds to shareholders as a cash dividend. (See "Consolidated Statements of Operations" contained in "Item 1. Consolidated Financial Statements.")

     The changes in the values of SciQuest.com, Kana Communications, Nanophase Technologies and Alliance Pharmaceutical occurred during a period of extreme volatility of publicly traded, small capitalization, high technology stocks.

     Net asset value per share ("NAV") was $3.88 at June 30, 2000 versus $5.80 at December 31, 1999.

     The Company's shares outstanding remained unchanged during the six months ended June 30, 2000.

     The Company's financial condition is dependent on the success of its investments. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth or have no history of operations. At June 30, 2000, $18,648,240 or 41.6 percent of the Company's total assets consisted of investments at fair value in publicly traded securities (two of the three investments were in private equities at the time the Company made the investments) of which net unrealized appreciation was $15,294,036; $17,802,514 or
39.7 percent of the Company's total assets consisted of non-publicly traded securities at fair value in private businesses, of which net unrealized appreciation was $5,050,621.

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

     The decrease in the value of publicly traded securities from $41,556,607 at December 31, 1999 to $18,648,240 at June 30, 2000 is
primarily owing to the decrease in the value of SciQuest.com and the sale of the Company's position in SciQuest.com; the decrease in the value of Kana Communications; offset by the increase from the reclassification of Alliance Pharmaceutical by the conversion of the note and warrants to a publicly-traded security and the increase in the market values of Alliance Pharmaceutical and Nanophase Technologies. The changes in the values of SciQuest.com, Kana Communications, Nanophase Technologies and Alliance Pharmaceutical occurred during a period of extreme volatility of publicly traded, small capitalization, high technology stocks. The volatility of the overall market will continue to have an impact on the performance of the Company's investments. The value of the Company's investments will vary on a quarterly basis. (See "Risk Factors")

     The decrease in the value of the non-publicly traded securities from $18,892,731 at December 31, 1999 to $17,802,514 at June 30, 2000
resulted from the reclassification of Alliance Pharmaceutical to a publicly traded security by the conversion of the note and the exercise of the warrant, the dissolution of and subsequent liquidation of Adaptive Web Technologies and the decrease in the value of the Company's investment in Questech Corporation net of its additional $100,000 investment in that company. These decreases were offset by the additional investment in and the increase in the value of Genomica and Sundial Marketplace (which on June 29, 2000 was acquired in a tax-free merger by Essential.com) as well as the Company's new investments in Experion Systems (formerly named MyPersonalAdvocate.com, Inc.) and Informio (formerly named iPacer Corporation).

     A summary of the Company's investment portfolio is as follows:

                                       June 30, 2000   December 31, 1999

Investments, at cost                     $23,890,425         $16,653,130
Unrealized appreciation                   20,346,182          46,882,521
                                         -----------         -----------
Investments, at fair value               $44,236,607         $63,535,651
                                         ===========         ===========
The accumulated unrealized appreciation on investments net of deferred taxes is $18,715,676 at June 30, 2000, versus $45,098,711 at
December 31, 1999.

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

     The following table is a summary of the cash investments made by the Company in its private placement portfolio during the six months ended June 30, 2000:

     New Investments:                         Amount
     Experion Systems, Inc. (1)           $1,500,000
     Informio, Inc. (2)                   $  500,000

     Additional Investments:
     Genomica Corporation                 $  500,000

     Loans:
     NeuroMetrix, Inc.                    $  750,000
     Questech Corporation                 $  100,000
     Sundial Marketplace Corporation (3)  $  150,000

     Exercise of Warrants Held:
     Alliance Pharmaceutical Corp.        $  490,000
     Sundial Marketplace Corporation (3)  $  427,500
                                          ----------
          Total                           $4,417,500
                                          ==========

     (1) Formerly named MyPersonalAdvocate.com, Inc.
     (2) Formerly named iPacer Corporation
     (3) Acquired by Essential.com, Inc.

Results of Operations

Investment Income and Expenses:

     The Company realized a net operating income (loss) of $3,047,705 and ($2,166,102) for the six months ended June 30 2000, and 1999, respectively. The Company's net operating income in the six months ended June 30, 2000 reflected a decrease in the employee profit-sharing accrual that resulted in a credit to expenses of $4,116,427.

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

     The Company had interest income from fixed-income securities of $144,815 and $121,208 for the six months ended June 30, 2000 and 1999, respectively. The increase of $23,607 or 19.5 percent is the result of an increase in the balance of the Company's fixed income portfolio during the first three months of the six months ended June 30, 2000 versus the same period in 1999. The balance of the

Company's fixed income portfolio increased as a result of the funds received during March 1999 as a result of the sale of NBX as well as the $3,000,000 one-year, 12 percent note placed privately by the Company during January 2000. Accordingly, the Company incurred total interest costs of $146,141 on this note during the six months ended June 30, 2000.

     The Company had interest income from affiliated companies of $34,058 and $9,317 for the six months ended June 30, 2000 and 1999, respectively. The increase of $24,741 or 265.5 percent is owing to the increase in outstanding loans to the investee companies during the six months ended June 30, 2000 versus the six months ended June 30, 1999. The amount of outstanding loans to investee companies varies depending on the investee companies' needs. Typically, loans made to investee companies are bridge loans and are converted into equity at the next financing.

     The Company had other income of $35,064 and $300 for the six months ended June 30, 2000 and June 30, 1999, respectively. The other income in 2000 represents rental income; in December of 1999, the Company started subleasing office space to an unaffiliated party. The Company did not have any rental income in the six months ended June 30, 1999.

     Operating expenses were ($2,833,768) and $2,296,927 for the six months ended June 30, 2000 and June 30, 1999, respectively. The operating expenses for the six months ended June 30, 2000 reflect a decrease in the employee profit-sharing accrual resulting in a credit to expenses of $4,116,427, that reduced the total expenses for that period by such amount. Salaries and benefits increased $129,953 or
33.1 percent primarily as the result of the Company's contribution to the Supplemental Executive Retirement Plan or SERP which started January 1, 2000 for Mr. Harris. Administration and operations increased $57,220 or 30.4 percent as a result of increased printing and distribution costs for the Company's shareholder reports as a result of a significant increase in the number of beneficial shareholders from last year to this year. Professional fees increased $82,024 or 66.2 percent as a result of increased legal fees due to legal review and preparation of corporate documents for the Company's annual meeting. Most of the Company's operating expenses are related to employee and director compensation, office and rent expenses and consulting and professional fees (primarily legal and accounting fees).

     The portion of profit sharing accruals resulting from the realized gains during 2000, net of operating expenses and taxes for the year, will be paid out as soon as practicable following the 2000 year-end audit.

     The Company realized a net operating income (loss) of $1,952,632 and ($877,754) for the three months ended June 30, 2000 and June 30, 1999, respectively. The Company's net operating income in the three months ended June 30, 2000 reflected a decrease in the employee profit-sharing accrual that resulted in a credit to expenses of $2,465,091.

     The Company had interest income from fixed-income securities of $60,861 and $75,999 for the three months ended June 30, 2000 and June 30, 1999, respectively, reflecting net changes in the Company's investments in short-term fixed income securities and prevailing interest rate levels.

    The Company had interest income from affiliated companies of $12,376 and $8,689 for the three months ended June 30, 2000 and June 30, 1999, respectively. The increase of $3,687 or 42.4 percent is owing to the increase in the outstanding loans of investee companies during the second quarter of 2000. The amount of outstanding loans to investee companies varies depending on the investee companies' needs. Typically, loans made to investee companies are bridge loans and are converted into equity at the next financing.

     The Company had other income of $19,252 and $300 for the three months ended June 30, 2000 and June 30, 1999, respectively. The other income in 2000 represents rental income; in December of 1999, the Company started subleasing office space to an unaffiliated party. The Company did not have any rental income in the second quarter of 1999.

     Operating expenses were ($1,860,143) and $962,742 for the three months ended June 30, 2000 and June 30, 1999, respectively. The operating expenses of the second quarter of 2000 reflect a decrease in the employee profit-sharing accrual, owing to the decrease in the unrealized appreciation for the three months ended June 30, 2000, resulting in a credit to expenses of $2,465,091 that reduced the total expenses for that period by such amount. Salaries and benefits increased $59,485 or 32.1 percent primarily as the result of the Company's contribution to the Supplemental Executive Retirement Plan or SERP which started January 1, 2000 for Mr. Harris. Administration and operations increased $37,371 or 32.4 percent as a result of increased printing and distribution costs for the Company's shareholder reports as a result of a significant increase in the number of beneficial shareholders from last year to this year. Professional fees increased $57,734 or 91.7 percent as a result of increased legal fees due to legal review and preparation of corporate documents for the Company's annual meeting. The remaining expenses are related to rent expenses and director compensation.

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

Realized Gains and Losses on Sales of Portfolio Securities:

     During the six months ended June 30, 2000 and June 30, 1999, the Company realized gains of $8,095,682 and $11,125,818, respectively.

     During the six months ended June 30, 2000, the Company realized a total gain of $8,095,682 consisting primarily of a gain of $7,407,377 on the sale of its position in SciQuest.com; $241,025 on the sale of Nanophase Technologies shares and $147,528 on the realization of the reserve on the NBX/3Com escrow (the Company received in full the escrowed funds on March 31, 2000).

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

     During the three months ended June 30, 2000 and June 30, 1999, the Company realized gains of $4,332,410 and $380,270, respectively. During the three months ended June 30, 2000, the Company realized a total gain of $4,332,410, consisting primarily of a net gain of $4,142,388 on the sale of 417,639 shares of SciQuest.com. During the three months ended June 30, 1999, the Company sold various publicly traded securities realizing a net loss of $206,041 and received a cash distribution from PHZ Capital Partners L.P. of $586,311.

Unrealized Appreciation and Depreciation of Portfolio Securities:

     The Board of Directors values the portfolio securities on a quarterly basis pursuant to the Company's Asset Valuation guidelines in accordance with the 1940 Act. (See "Footnote to Consolidated Schedule of Investments" contained in "Item 1. Consolidated Financial Statements.")

     Net unrealized appreciation on investments decreased by $26,536,339 or 56.6 percent during the six months ended June 30, 2000, from $46,882,521 to $20,346,182, primarily as a result of declines in the value of SciQuest.com, Kana Communications and Questech of $31,981,750, $1,622,027 and $1,165,879, respectively, offset by increases in the value of Nanophase Technologies, Alliance Pharmaceutical, Genomica and Essential.com of $2,995,410, $3,019,000, $1,330,520 and $854,467, respectively. The changes in the values of SciQuest.com, Kana Communications, Nanophase Technologies and Alliance Pharmaceutical occurred during a period of extreme volatility of publicly traded, small capitalization, high technology stocks. (See "Risk Factors.")

     Net unrealized appreciation on investments decreased by $2,274,868 or 21.8 percent during the six months ended June 30, 1999, from $10,407,549 to $8,132,681, primarily as a result of the reclassification of the NBX Corporation from unrealized to realized gain of approximately $4,716,062, offset by the increase in value of SciQuest.com, of approximately $2,350,962.

     Net unrealized appreciation on investments decreased by $15,936,083 or 43.9 percent during the three months ended June 30, 2000, from $36,282,265 to $20,346,182 owing primarily as a result of declines in the value of SciQuest.com, Nanophase Technologies, Alliance Pharmaceutical and Questech of $9,247,287, $3,823,004, $2,794,900 and $1,165,879, respectively offset by an increase in Essential.com and Kana Communications of $854,467 and $239,472, respectively.

     Net unrealized appreciation on investments increased by $3,169,623 or 63.8 percent during the three months ended June 30, 1999, from $4,963,058 to $8,132,681, primarily as a result of the increase in the value of SciQuest.com, of approximately $2,350,962 and Alliance Pharmaceutical of approximately $324,000.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash, receivables and freely tradeable marketable securities. The Company's secondary sources of liquidity are restricted securities of companies that are publicly traded. At June 30, 2000 and December 31, 1999, respectively, the Company's total primary liquidity was $26,688,031 and $6,622,216. On the corresponding dates, the Company's total secondary liquidity was $0 and $38,230,812, respectively.

     The increase in the Company's primary source of liquidity from December 31, 1999 to June 30, 2000 is primarily owing to: (1) the proceeds from the sale of its investment in SciQuest.com stock of approximately $8,257,377; (2) the increase in the value of Nanophase Technologies of approximately $2,995,410; (3) the conversion of the Alliance Pharmaceutical Note and exercise of the warrant for a total of 800,000 shares which became freely tradeable on June 30, 2000 and had a value of $8,550,000; (4) the receipt of escrowed funds plus interest for a total of $1,541,136; and (5) the receipt of the funds from the dissolution and subsequent liquidation of Adaptive Web Technologies. These increases were offset by the (1) payment of the 1999 employee profit sharing of approximately $1,024,696; (2) the investments of $1,500,000 in Experion Systems, $500,000 in Informio, $500,000 in Genomica, $490,000 for the exercise of warrants to purchase common stock in Alliance Pharmaceutical, $577,500 in Sundial Marketplace (which was acquired on June 29, 2000 by Essential.com in a tax-free merger); (3) loans of $750,000 to NeuroMetrix, and $100,000 to Questech; and (4) the use of funds for operating expenses.

     The decrease in the Company's secondary source of liquidity from December 31, 1999 to June 30, 2000 is primarily owing to the expiration of the lock-up on SciQuest.com and Silknet Software
(which subsequently merged with Kana Communications).

     The changes in the values of SciQuest.com, Kana Communications, Nanophase Technologies and Alliance Pharmaceutical reflected the extreme stock market volatility in the six months ended June 30, 2000.

     From December 31, 1999 to June 30, 2000, the Company's liabilities for accrued employee profit sharing and deferred income tax liability changed significantly. Accrued profit sharing decreased by $5,141,123 or 54.5 percent to $4,293,344 as a result of payment of approximately $1,024,696 of the 1999 profit sharing and the decrease of $4,116,427 in the liability for accrued employee profit sharing owing to the decrease in the unrealized appreciation for the six months ended June 30, 2000.

     The Company's total income tax liability increased by $2,519,109 or 165.9 percent to $4,036,883 as a result of a tax provision on realized gains on which the Company currently plans to retain the proceeds rather than distribute such funds to shareholders as a cash dividend.

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

Volatility and Illiquidity of Publicly Traded Holdings

     When companies in which the Company has invested as private entities complete initial public offerings, they are by definition unseasoned issuers. Typically, they have relatively small capitalizations. Thus, they can be expected to be highly volatile and of uncertain liquidity. If they are perceived as suffering from adverse news or developments and/or the capital markets are in a negative phase, not only their market prices, but also their liquidity can be expected to be impacted negatively. Historically, the Company has also invested in unseasoned publicly traded companies with similar characteristics and thus with similar exposure to potential negative volatility and illiquidity.

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

         11.0* Computation of per share earnings. See Consolidated Statements of Operations.

         27.0*   Financial Data Schedule.

         (b) The Company did not file any reports on Form 8-K during the six months ended June 30, 2000.

EXHIBIT INDEX

Item Number (of Item 601 of Regulation S-K)

27. Financial Data Schedule

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Harris & Harris Group, Inc.


                                   By: /s/ Rachel M. Pernia
                                   --------------------------------
                                   Rachel M. Pernia, Vice President
                                   Treasurer, Controller and
                                   Principal Accounting Officer


Date: August 10, 2000