Form 10-Q
period 2000-09-30
HARRIS & HARRIS GROUP INC /NY/
filed 2000-11-14
CIK 893739

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549

                                      Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

           For quarterly period ended September 30, 2000

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________

                        Commission File Number: 0-11576

                            HARRIS & HARRIS GROUP, INC.
-----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

               New York                                  13-3119827
----------------------------------            --------------------------------
  (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)

    One Rockefeller Plaza, Rockefeller Center, New York, New York      10020
-----------------------------------------------------------------   ----------
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

                 Yes  [ X ]                  No [   ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                         Outstanding at November 3, 2000
----------------------------------------    --------------------------------
Common Stock, $0.01 par value per share              9,240,831 shares



                            Harris & Harris Group, Inc.
                           Form 10-Q, September 30, 2000

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

Results of Operations. . . . . . . . . . . . . . . . . . . . 29

Liquidity and Capital Resources. . . . . . . . . . . . . . . 33

Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . 36

Item 3.  Quantitative and Qualitative Disclosures About
Market Risk. . . . . . . . . . . . . . . . . . . . . . . . . 40

PART II  OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . 42
Item 2. Changes in Securities and Use of Proceeds. . . . . . 42
Item 3. Defaults Upon Senior Securities. . . . . . . . . . . 42
Item 4. Submission of Matters to a Vote of Security Holders. 42
Item 5. Other Information. . . . . . . . . . . . . . . . . . 42
Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . 42

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . 43
Signature. . . . . . . . . . . . . . . . . . . . . . . . . . 44



                           Harris & Harris Group, Inc.
                          Form 10-Q, September 30, 2000


PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

      The information furnished in the accompanying consolidated financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented.

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

      In 1999, because of changes in its investment portfolio, the Company requested recertification from the SEC relating to the Company's status under section 851(e) of the Code. On February 24, 2000, the Company received the certification, and the Company filed for 1999 to elect treatment as a RIC. The Company intends to elect the same treatment for 2000 and subsequent taxable years. However, there can be no assurance that the Company will qualify for Sub-Chapter M treatment in 2000 or subsequent years. In addition, under certain circumstances, even if the Company qualified for Sub-Chapter M treatment in a given year and elected Sub-Chapter M treatment for that year, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a C Corporation, rather than as a RIC. On February 17, 1999, the Company received rulings from the Internal Revenue Service (the "IRS") regarding other issues relevant to the Company's tax status as a RIC. (See "Note 6. Income Taxes" and "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Sub-Chapter M Status.")

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

            CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                  ASSETS

                                        September 30, 2000  December 31, 1999
                                               (Unaudited)          (Audited)
Investments, at value (See accompanying
   schedule of investments and notes). .   $    55,094,205     $   63,535,651
Cash and cash equivalents. . . . . . . .           181,341            133,256
Restricted funds (Note 5). . . . . . . .           202,575                  0
Funds in escrow (Note 7) . . . . . . . .                 0          1,327,748
Interest receivable. . . . . . . . . . .            15,544             44,189
Note receivable. . . . . . . . . . . . .            21,775             32,663
Prepaid expenses . . . . . . . . . . . .            16,359             74,328
Other assets . . . . . . . . . . . . . .           131,453            172,933
                                           ---------------     --------------
Total assets . . . . . . . . . . . . . .   $    55,663,252     $   65,320,768
                                           ===============     ==============

                            LIABILITIES & NET ASSETS

Accounts payable and accrued liabilities.  $       660,720     $      700,566
Payable to broker for unsettled trades. .          472,716                  0
Accrued profit sharing (Note 3) . . . . .        6,108,434          9,434,467
Income tax liability (Note 6) . . . . . .        4,109,621                  0
Deferred income tax liability (Note 6). .        1,364,470          1,517,774
Deferred rent . . . . . . . . . . . . . .           26,216             33,156
                                           ---------------     --------------
Total liabilities . . . . . . . . . . . .       12,742,177         11,685,963
Commitments and contingencies              ---------------     --------------
  (Note 7 and 8)

Net assets. . . . . . . . . . . . . . . .  $    42,921,075     $   53,634,805
                                           ===============     ==============
Net assets are comprised of:
Preferred stock, $0.10 par value, 2,000,000
   shares authorized; none issued . . . .  $             0     $            0
Common stock, $0.01 par value, 25,000,000
   shares authorized; 10,692,971 issued at
   9/30/00 and 12/31/99 . . . . . . . . .          106,930            106,930
Additional paid in capital. . . . . . . .       16,159,504         16,159,504
Additional paid in capital - common
   stock warrants . . . . . . . . . . . .          109,641                  0
Accumulated net realized income (deficit)        5,931,694         (5,192,860)
Accumulated unrealized appreciation of
   investments, net of deferred tax
   liability of $1,630,506 at 9/30/00
   and $1,783,810 at 12/31/99 . . . . . .       23,150,786         45,098,711
Treasury stock, at cost, 1,452,140
   shares at 9/30/00 and 12/31/99 . . . .       (2,537,480)        (2,537,480)
                                           ---------------     --------------
Net assets. . . . . . . . . . . . . . . .  $    42,921,075     $   53,634,805
                                           ===============     ==============
Total net assets and liabilities. . . . .  $    55,663,252     $   65,320,768
                                           ===============     ==============
Shares outstanding. . . . . . . . . . . .        9,240,831          9,240,831
                                           ===============     ==============
Net asset value per outstanding share . .  $          4.64     $         5.80
                                           ===============     ==============

       The accompanying notes are an integral part of these consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)


                          Three Months Ended       Nine Months Ended
                          Sept.        Sept.       Sept.          Sept.
                          30, 2000     30, 1999    30, 2000       30, 1999

Investment income:
 Interest from:
  Fixed-income securities $  145,748  $   64,349   $    290,563  $   185,557
  Affiliated companies . .    15,701      19,196         49,759       28,513
 Other income. . . . . . .    18,368       3,722         53,432        4,022
                          ----------  ----------   ------------  -----------
  Total investment income.   179,817      87,267        393,754      218,092

Expenses:
 Profit-sharing accrual
  (reversal) (Note 3). . . 1,928,945       5,254     (2,187,482)   1,423,824
 Salaries and benefits . .   231,671     182,130        753,957      574,463
 Administration and
  operations . . . . . . .    62,910      53,542        308,009      241,421
 Professional fees . . . .    44,251      95,013        250,265      219,003
 Rent. . . . . . . . . . .    42,827      39,799        125,936      122,555
 Directors' fees and
  expenses . . . . . . . .    20,810      19,500         76,220       82,616
 Depreciation. . . . . . .    10,000      12,500         30,000       37,500
 Custodian fees. . . . . .     4,469       3,713          9,069        6,996
 Interest expense (Note 4)         0           0        146,141            0
                          ----------  ----------   ------------  -----------
    Total expenses . . . . 2,345,883     411,451       (487,885)   2,708,378
                          ----------  ----------   ------------  -----------
 Operating (loss) income
  before income taxes. . .(2,166,066)   (324,184)       881,639   (2,490,286)
 Income tax provision
  (Note 6) . . . . . . . .         0           0              0            0
                          ----------  ----------   ------------  ------------
Net operating (loss)
 income. . . . . . . . . .(2,166,066)   (324,184)       881,639   (2,490,286)

Net realized gain (loss) on investments:
 Realized gain (loss)
  on investments . . . . . 6,261,211     (86,217)    14,356,893   11,039,600
                          ----------  ----------   ------------  ------------
   Total realized gain
     (loss). . . . . . . . 6,261,211     (86,217)    14,356,893   11,039,600
 Income tax provision
   (Note 6). . . . . . . .(1,472,905)          0     (4,113,978)  (2,479,820)
                          ----------  ----------   ------------  -----------
 Net realized gain (loss)
   on investments. . . . . 4,788,306     (86,217)    10,242,915    8,559,780

Net realized income (loss) 2,622,240    (410,401)    11,124,554    6,069,494

Net increase (decrease) in unrealized appreciation on investments:
 Increase as a result of
  investment sales . . . .         0      73,446              0      559,352
 Decrease as a result of
  investment sales . . . .(4,286,250)    (98,895)   (16,738,527)  (4,939,595)
 Increase on investments
  held . . . . . . . . . .11,305,318   1,803,900     26,738,880    4,859,080
 Decrease on investments
  held. . .  . . . . . . .(2,583,958)   (357,853)   (32,101,582)  (1,333,107)
                         -----------  ----------   ------------- -----------
   Change in unrealized
    appreciation on
    investments. . . . . . 4,435,110   1,420,598    (22,101,229)    (854,270)
 Income tax (provision)
  benefit (Note 6) . . . .         0      29,096        153,304    1,705,375
                         ------------ ----------   ------------  -----------
 Net increase (decrease)
  in unrealized appreciation
  on investments . . . . . 4,435,110   1,449,694    (21,947,925)     851,105
                          ----------  ----------   ------------  -----------

Net increase (decrease) in net assets from operations:

 Total . . . . . . . . . .$7,057,350  $1,039,293   $(10,823,371)  $ 6,920,599
                          ==========  ==========   ============  ===========

 Per outstanding share . .$     0.76  $     0.11   $      (1.17) $      0.75
                          ==========  ==========   ============  ===========

     The accompanying notes are an integral part of these consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                     Nine Months Ended     Nine Months Ended
                                     September 30, 2000    September 30, 1999
Cash flows from operating activities:
Net (decrease) increase in net
  assets resulting from operations. .$    (10,823,371)     $       6,920,599
Adjustments to reconcile net
(decrease) increase in net assets
from operations to net cash used in operating activities:
  Net realized and unrealized loss
   (gain) on investments. . . . . . .       7,744,336            (10,185,330)
  Depreciation. . . . . . . . . . . .          30,000                 37,500
  Other . . . . . . . . . . . . . . .          82,632                      0

Changes in assets and liabilities:
  Restricted funds (Note 5) . . . . .        (202,575)                     0
  Funds in escrow (Note 7). . . . . .       1,327,748             (1,327,748)
  Interest receivable . . . . . . . .          28,645                (62,510)
  Notes receivable. . . . . . . . . .          10,888                 10,000
  Prepaid expenses. . . . . . . . . .          57,969                 59,027
  Receivable from brokers . . . . . .               0                380,707
  Other assets. . . . . . . . . . . .          18,452                (18,326)
  Accounts payable and accrued
   liabilities. . . . . . . . . . . .         (39,846)               (71,208)
  Payable to broker for unsettled
   trades . . . . . . . . . . . . . .         472,716                      0
  Accrued profit sharing (Note 3) . .      (3,326,033)             1,423,824
  Income tax liability (Note 6) . . .       4,109,621                      0
  Deferred income tax liability
   (Note 6) . . . . . . . . . . . . .        (153,304)               774,445
  Deferred rent . . . . . . . . . . .          (6,940)                (6,940)
                                        -------------           ------------
  Net cash used in operating
   activities . . . . . . . . . . . .        (669,062)            (2,065,960)

Cash flows from investing activities:
  Net purchase of U.S. Treasury &
   Governmental Agency securities
   and purchase of marketable
   securities . . . . . . . . . . . .     (12,409,717)            (1,368,720)
  Proceeds from sale of investments .      17,551,338             12,274,631
  Investment in private placements
   and loans. . . . . . . . . . . . .      (4,417,500)            (2,777,001)
  Purchase of fixed assets. . . . . .          (6,974)                (7,754)
                                           ----------            -----------
  Net cash provided by investing
   activities . . . . . . . . . . . .         717,147              8,121,156

Cash flows from financing activities:
  Payment of dividend . . . . . . . .               0             (3,647,017)
  Proceeds from note payable (Note 4)       3,000,000                      0
  Payment of note payable . . . . . .      (3,000,000)                     0
  Proceeds from sale of treasury stock              0                 17,283
  Purchase of treasury stock (Note 4)               0             (2,373,551)
                                            ---------           ------------
  Net cash used in financing activities             0             (6,003,285)

Net increase in cash and cash equivalents:
  Cash and cash equivalents at
   beginning of the period. . . . . .         133,256                164,143
  Cash and cash equivalents at end of
   the period . . . . . . . . . . . .         181,341                216,054
                                           ----------           ------------
Net increase in cash and cash equivalents  $   48,085           $     51,911
                                           ==========           ============
Supplemental disclosures of cash flow information:
  Income taxes paid . . . . . . . . .      $   84,728           $      1,407
  Interest paid . . . . . . . . . . .      $   36,500           $          0

        The accompanying notes are an integral part of these consolidated financial statements.

                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                   (Unaudited)


                               Three Months Ended        Nine Months Ended
                               Sept.       Sept.         Sept.        Sept.
                               30, 2000    30, 1999      30, 2000     30, 1999
Changes in net assets from operations:

  Net operating (loss)
   income. . . . . . . . . $(2,166,066) $  (324,184) $    881,639  $(2,490,286)
  Net realized gain (loss)
   investments . . . . . .   4,788,306      (86,217)   10,242,915    8,559,780
  Net decrease in unrealized
    appreciation on
    investments as a result
    of sales . . . . . . .  (4,286,250)     (25,449)  (16,585,223) (4,380,243)
  Net increase (decrease)
    in unrealized appreciation
    on investments held. .   8,721,360    1,475,143    (5,362,702)  5,231,348
                           -----------  -----------  ------------  ----------
  Net increase (decrease) in
    net assets resulting from
    operations . . . . . .   7,057,350    1,039,293   (10,823,371)  6,920,599


Changes in net assets from capital
  stock transactions:

  Additional paid in capital
    on Common Stock
    Warrants issued (Note 4)         0            0       109,641           0
  Payment of dividends. . .          0            0             0  (3,647,017)
  Proceeds from sale of treasury
    stock (Note 4). . . . .          0            0             0      17,283
  Purchase of treasury
    stock (Note 4). . . . .          0   (1,832,831)            0  (2,373,551)
                            ----------  -----------   ----------- -----------
  Net (decrease) increase in net
    assets resulting from capital
    stock transactions. . .          0   (1,832,831)      109,641  (6,003,285)
                            ----------  -----------   ----------- -----------
Net increase (decrease)
    in net assets . . . . .  7,057,350     (793,538)  (10,713,730)    917,314

Net assets:

  Beginning of the period . 35,863,725   24,267,561    53,634,805  22,556,709
                            ----------  -----------   ----------- -----------
  End of the period . . . .$42,921,075  $23,474,023   $42,921,075 $23,474,023
                           ===========  ===========   =========== ===========
            The accompanying notes are an integral part of these
                      consolidated financial statements.

           CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2000
                                   (Unaudited)


                                       Method of        Shares/
                                   Valuation (3)      Principal      Value

Investments in Unaffiliated Companies (15)(16)(17) -- 40.6% of total investments

 Publicly Traded Portfolio -- 33.7% of total investments

 Alliance Pharmaceutical Corp. (7) --
  Research and development of
  pharmaceutical products -- 0.51% of
  fully diluted equity
  Common Stock . . . . . . . . . . . .  (C)          300,000     $  4,489,219

 Genomica Corporation (1)(2)(6)(10) --
  Develops software that enables
  the study of complex genetic diseases --
  2.95% of fully diluted equity
  Common Stock . . . . . . . . . . . .  (C)          731,111       11,173,375

 Kana Communications, Inc. (1)(8) --
  Provides customer-centric e-business
  applications and systems -- 0.06% of
  fully diluted equity
  Common Stock . . . . . . . . . . . .  (C)           67,834        1,358,207

 SciQuest.com, Inc. (1)   Internet
  e-commerce source for scientific
  products
  Common Stock . . . . . . . . . . . .  (C)          222,000        1,533,176
                                                                  -----------
Total Publicly Traded Portfolio (cost: $4,295,701) . . . . . . .  $18,553,977
                                                                  -----------
Private Placement Portfolio (Illiquid) -- 6.9% of total investments

 Essential.com, Inc. (1)(2)(9) --
  Online energy and communications
  marketplace   0.73% of fully diluted equity
  Common stock . . . . . . . . . . . .  (B)          169,185      $ 2,204,000

 Exponential Business Development
  Company (2)(5) --  Venture
  capital partnership focused on
  early stage companies
  Limited partnership interest. . . . . (A)             --             25,000

 Informio, Inc. (1)(2)(4)(6)(11) --
  Developing audio web portal
  technology
  Series A Convertible Preferred Stock. (A)             --            504,601

Kriton Medical, Inc. (1)(2)(6) --
  Research and development of
  medical devices -- 1.87% of
  fully diluted equity
  Series B Convertible Preferred Stock. (A)          476,191        1,000,001

MedLogic Global Corporation (1)(2)(6) --
  Medical cyanoacrylate adhesive --
  0.35% of fully diluted equity
  Series B Convertible Preferred Stock. (D)           54,287
  Common Stock. . . . . . . . . . . . . (D)           25,798          103,763
                                                                  -----------
Total Private Placement Portfolio (cost: $3,912,910) . . . . . .  $ 3,837,365
                                                                  -----------
Total Investments in Unaffiliated Companies (cost: $8,208,611) .  $22,391,342
                                                                  -----------
          The accompanying notes are an integral part of this
                        consolidated schedule.

           CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2000
                                (Unaudited)

                                   Method of        Shares/
                                   Valuation (3)    Principal         Value

Investments in Non-Controlled Affiliated Companies (15)(17) -- 35.2% of total investments

Publicly Traded Portfolio -- 14.8% of total investments

 Nanophase Technologies Corporation (1)(12) --
  Manufactures and markets inorganic
  crystals of nanometric dimensions --
  4.46% of fully diluted equity
  Common Stock . . . . . . . . . . . . . (C)       672,916     $ 8,175,929
                                                                -----------
Total Publicly Traded Portfolio (cost: $1,162,204) . . . . . .  $ 8,175,929
                                                                -----------
Private Placement Portfolio (Illiquid) -- 20.4% of total investments

 Experion Systems, Inc. (1)(2)(4)(6)(13) --
  Business-to-business e-commerce and
  e-services trust-based marketing
  start-up -- 14.26% of fully diluted equity
  Convertible Preferred Stock. . . . . .(A)        187,500      $ 1,500,000

 NeuroMetrix, Inc. (1)(2)(6) -- Medical
  devices for monitoring neuromuscular
  disorders -- 15.47% of fully diluted
  equity
  Series A Convertible Preferred Stock .(B)       175,000
  Series B Convertible Preferred Stock .(B)       125,000
  Series C-2 Convertible Preferred Stock(B)       229,620
  8% Convertible Note. . . . . . . . . .(A)      $750,000        6,708,225

 PHZ Capital Partners Limited Partnership (2)(14)
  -- Organizes and manages investment
  partnerships -- 20.0% of fully diluted equity
  Limited partnership interest . . . . .(D)         --           2,067,653

 Questech Corporation (1)(2)(6) --
  Manufactures and markets proprietary
  decorative tiles and signs -- 9.42% of
  fully diluted equity
  Common Stock . . . . . . . . . . . . .(B)       646,954
  Warrants at $5.00 expiring 11/15/09. .(A)         1,965
  Warrants at $4.00 expiring 11/28/01. .(A)       152,422          970,593
                                                               -----------
Total Private Placement Portfolio (cost: $7,660,251). . . . .  $11,246,471
                                                               -----------
Total Investments in Non-Controlled Affiliated
  Companies (cost: $8,822,455). . . . . . . . . . . . . . . .  $19,422,400
                                                               -----------

        The accompanying notes are an integral part of this
                       consolidated schedule.

            CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2000
                                 (Unaudited)



U.S. Government and Agency Obligations -- 24.2% of total investments

U.S. Treasury Bill dated 04/06/00
  due date 10/05/00 -- 5.8% yield . . . . (K)     $1,500,000  $   1,499,295

U.S. Treasury Bill dated 10/14/99
  due date 10/12/00 -- 6.0% yield . . . . (K)     $  400,000        399,360

U.S. Treasury Bill dated 05/04/00
  due date 11/02/00 -- 6.1% yield. . . .  (K)     $  950,000        945,203

U.S. Treasury Bill dated 11/12/99
  due date 11/09/00 -- 6.1% yield. . . .  (K)     $2,700,000      2,682,990

U.S. Treasury Bill dated 5/18/00
  due date 11/16/00 -- 6.2% yield. . . .  (K)     $  400,000        397,016

Federal Home Loan Bank Discount Notes -
  due date 11/17/00. . . . . . . . . . .  (K)     $2,600,000      2,577,380
Federal Home Loan Bank Discount Notes -
  due date 11/24/00. . . . . . . . . . .  (K)     $  200,000        198,110

U.S. Treasury Bill dated 06/01/00
  due date 11/30/00 -- 6.2% yield. . . .  (K)     $1,350,000      1,336,743

Federal Home Loan Bank Discount Notes -
  due date 12/13/00. . . . . . . . . . .  (K)     $1,100,000      1,085,150

Federal Home Loan Bank Discount Notes -
  due date 01/03/01. . . . . . . . . . .  (K)     $1,800,000      1,768,752

Federal Home Loan Bank Discount Notes -
  due date 02/07/01. . . . . . . . . . .  (K)     $  400,000        390,464
                                                                -----------
Total Investments in U.S. Government and Agency Obligations
  (cost: $13,281,847). . . . . . . . . . . . . . . . . . . . .  $13,280,463
                                                                -----------
Total Investments -- 100% (cost: $30,312,913). . . . . . . . .  $55,094,205
                                                                ===========
            The accompanying notes are an integral part of this
                         consolidated schedule.

            CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2000
                              (Unaudited)


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

(5) No changes in valuation occurred in these investments during the nine months ended September 30, 2000.

(6) These investments are development stage companies. A development stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations or it has commenced such operations but has not realized significant revenue from them.

(7) On September 29, 2000, the market price per share of Alliance Pharmaceutical Corp. (National Market Symbol: ALLP) was $15.25. The Company's 300,000 shareholding in Alliance Pharmaceutical before a discount for illiquidity was valued at $4,575,000. During October and November 2000, the Company sold the remaining 300,000 shares for total proceeds of approximately $4,427,944.

(8)  On October 5, 1999, Silknet Software, Inc. (National Market
     Symbol: SILK) acquired InSite Marketing Technology, Inc. On April 19, 2000, Kana Communications, Inc. (National Market
     Symbol: KANA) and Silknet Software completed a merger, in which each share of Silknet Software was exchanged tax free for 1.66 Kana Communications shares. Upon the completion of the merger, 90 percent of the Silknet Software/Kana Communications shares became freely tradeable, and the Company is subject to a lock-up agreement on the remaining 10 percent of the stock that expires on April 19, 2001. On September 29, 2000, the market price per share of Kana Communications was $22.25. The Company's 67,834 shareholding in Kana Communications before a discount for the 10 percent escrow was valued at $1,509,306. During November 2000, the Company sold 61,043 shares for total proceeds of approximately $1,508,459. On November 3, 2000, the market price per share of Kana Communications was $25.875.


The accompanying notes are an integral part of this consolidated schedule.

(9) On June 29, 2000, Sundial Marketplace Corporation was acquired in a tax-free merger by Essential.com, Inc.

(10) On September 29, 2000, Genomica Corporation commenced trading on Nasdaq and closed at $19.4375. The Company's 731,111 shareholding in Genomica Corporation before a discount for the six month lock-up and illiquidity was valued at $14,210,970. On November 3, 2000 the market price per share of Genomica Corporation was $12.8175. In 1996, Genomica Corporation was cofounded by the Company, Cold
     Spring Harbor Laboratory ("CSHL"), a not-for-profit institution, and Falcon Technology Partners, LP. Mr. G. Morgan Browne serves on the Board of Directors of the Company and is Administrative Director of CSHL. In late 1998, Charles E. Harris, Chairman and
     CEO of Harris & Harris Group, became a trustee of CSHL.

(11) Previously named iPacer Corporation.

(12) On September 29, 2000, the market price per share of Nanophase Technologies Corporation (National Market Symbol: NANX) was $13.50. The Company's 672,916 shareholding in Nanophase Technologies before a discount for illiquidity was valued at $9,084,366. On November 3, 2000, the market price per share of Nanophase Technologies was $13.50.

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

(15) Investments in unaffiliated companies consist of investments in which Company owns less than five percent of the investee company. Investments in non-controlled affiliated companies consist of investments in which the Company owns more than five percent but less than 25 percent of the investee company. Investments in controlled affiliated companies consist of investments in which the Company owns more than 25 percent of the investee company.

(16) The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $8,208,611. The gross unrealized appreciation based on the tax cost for these securities is $15,274,964. The gross unrealized depreciation based on the tax cost for these securities is $1,092,233.

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

     The Company filed for 1999 to elect treatment as a RIC ("Registered Investment Company") and intends to elect the same treatment for 2000 and subsequent taxable years. As a RIC, the Company must, among other requirements, distribute at least 90 percent of its taxable net operating income and may either distribute or retain its taxable net realized capital gains on investments. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Sub-Chapter M Status.") There can be no assurance that the Company will qualify as a RIC or that, if it does qualify, it will continue to qualify. In addition, even if the Company were to qualify in a given year as a RIC, and elected Sub-Chapter M treatment for that year, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a C Corporation, rather than as a RIC (See "Note 6. Income Taxes").

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

     The September 30, 2000 consolidated financial statements include a provision for deferred taxes on the remaining net built-in gains as of December 31, 1998, net of the unutilized operating and capital loss carryforwards incurred by the Company through December
31, 1998. These statements also include a tax provision on net realized long-term capital gains which the Company intends to retain for liquidity and to fund investment opportunities, rather than distribute to shareholders as a cash distribution. Accordingly, the Company intends to declare a designated undistributed capital gain dividend for the year. (See "Note 6. Income Taxes" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operation -- Sub-Chapter M Status.")

     The Company pays federal, state and local income taxes on behalf of its wholly owned subsidiary, Harris & Harris Enterprises, which is a C corporation. (See "Note 6. Income Taxes".)

     Reclassifications. Certain reclassifications have been made to the December 31, 1999 and September 30, 1999 financial statements to conform to the September 30, 2000 presentation.

     Estimates by Management. The preparation of the consolidated financial statements in conformity with Generally Accepted Accounting Principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2000 and December 31, 1999, and the reported amounts of revenues and expenses for the three and nine months ended September 30, 2000 and September 30, 1999. Actual results could differ from these estimates.

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

     In March 2000, the Company paid out, under the 1998 Plan, 90 percent of the profit sharing on the 1999 realized gains of approximately $1,024,696; the remaining 10 percent or approximately $113,855 was paid out in September 2000, upon the completion and filing of the Company's 1999 federal tax return.

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

     The Company calculates the Plan accrual at each quarter end based on the realized and unrealized gains at that date, net of operating expenses for the year. Any adjustments to the Plan accrual are then reflected in the Consolidated Statements of Operations for the quarter. The Plan accrual is not paid out until the gains are realized. During the third quarter of 2000, the Company, as a result of an increase in the net unrealized appreciation, increased the profit-sharing accrual by $1,928,945, however, for the nine months ended September 30, 2000, as a result of a net decrease in the unrealized appreciation on investments, the Company reduced the profit-sharing accrual by $2,187,482 which decreased the cumulative accrual under the Plan to $6,108,434 at September 30, 2000.

     The amounts payable under the Plan for the gains realized during the nine months ended September 30, 2000 of approximately $1,657,036 plus any adjustments for the three months ended December 31, 2000 will be paid out as follows: 90 percent will be paid out as soon as practicable following the 2000 year-end audit; the remaining 10 percent will be paid out upon the completion and filing of the Company's 2000 federal tax return.

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

     Since 1998, as a result of the shares purchased in the open market and through the tender offer in 1999, the Company has purchased a total of 1,482,447 shares for a total of $2,628,337, including commissions and expenses, at an average price of $1.77 per share. These treasury shares were reduced by the purchases made by the directors.

     On January 27, 2000, the Company placed privately, with an unaffiliated investor, for $3 million in cash, a one-year 12 percent note with one-year warrants to purchase 25,263 shares of the Company's common stock at $11.8750 per share. The note may be prepaid at any time. Unless the note is prepaid, six months after its issuance, the investor will receive additional one-year warrants to purchase an additional $300,000 worth of the Company's common stock at the then-current market price. During March 2000, with part of the proceeds from the sale of SciQuest.com stock, the Company prepaid the Note. The Company incurred total interest costs of $146,141: $36,500 in cash on the note and $109,641 on the warrants.

     On October 12, 2000, the Company announced that the Board of
Directors had authorized a repurchase program in the open market of up to $2 million of the Company's stock, at the discretion of management. As of November 13, 2000, the Company had repurchased a total of 12,000 shares in the open market at approximately $3.94 per share.

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

     The Employment Agreement provides for the Company to adopt a supplemental executive retirement plan (the "SERP") for the benefit of Mr. Harris. Under the SERP, the Company will cause an amount equal to one-twelfth of the Mr. Harris's current base salary to be credited each month (a "Monthly Credit") to a special account maintained for this purpose on the books of the Company for the benefit of Mr. Harris (the "SERP Account"). The amounts credited to the SERP Account will be deemed invested or reinvested in such mutual funds or U.S. Government securities as determined by Mr. Harris. The SERP Account will be credited and debited to reflect the deemed investment returns, losses and expenses attributed to such deemed investments and reinvestments. Mr. Harris's benefit under the SERP will equal the balance in the SERP Account and such benefit will always be 100 percent vested (i.e., not forfeitable). Mr. Harris will determine the form and timing of the distribution of the balance in the SERP Account; provided, however, in the event of the termination, the balance in the SERP Account will be distributed to Mr. Harris or his beneficiary, as the case may be, in a lump-sum payment within 30 days of such termination. The Company established a rabbi trust for the purpose of accumulating funds to satisfy the obligations incurred by the Company under the SERP. The restricted funds for the SERP Plan total $202,575 as of September 30, 2000.
Mr. Harris's rights to benefits pursuant to this SERP will be no greater than those of a general creditor of the Company.

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

     On June 30, 1994, the Company adopted a plan to provide medical and health insurance for retirees, their spouses and dependents who, at the time of their retirement, have 10 years of service with the Company and have attained 50 years of age or have attained 45 years of age and have 15 years of service with the Company. On February 10, 1997, the Company amended this plan to include employees who "have seven full years of service and have attained 58 years of age." The coverage is secondary to any government provided or subsequent employer provided health insurance plans. Based upon actuarial estimates, as of September 30, 2000, the Company had a reserve of $317,600 for the plan.

NOTE 6. INCOME TAXES

     The Company elected Sub-Chapter M status for the year ended December 31, 1999. On February 23, 1999, the Company declared a cash dividend of $0.35 per share (for a total of $3,647,017), thereby distributing part of the long-term capital gain generated in 1999 by the sale of NBX Corporation to 3Com Corporation. Approximately $146,213 of the long-term capital gain was not distributed during 1999. Accordingly, on September 20, 2000, the Company declared a $0.02 dividend (for a total of $184,817). For the year ended December 31, 1999, the Company incurred approximately $20,000 in excise taxes.

     The Company utilized in 1999 net operating loss and capital loss carryforwards of approximately $6.3 million in order to retain most of its long-term capital gain for 1999. The Company had accumulated net ordinary and capital losses of approximately $7.0 million (which resulted in a tax credit of approximately $2.5 million) during its C Corporation taxable years, of which $0.8 million still remains available for use. A corporation that elects to qualify as a RIC continues to be taxable as a C Corporation on any gains realized within 10 years of its qualification as a RIC from sales of assets that were held by the corporation on the effective date of the election ("C Corporation Assets") to the extent of any gain built into the assets on such date ("Built-In Gain"). On February 17, 1999, the Company received a ruling from the IRS concluding that the Company can carry forward its C Corporation losses to offset any Built-In Gains resulting from sales of its C Corporation Assets. That ruling may enable the Company to retain some or all of the proceeds from such sales without disqualifying itself as a RIC or incurring corporate level income tax, depending on whether the Company's sale of C Corporation Assets with Built-In Gains will generate C Corporation E&P. In general, a RIC is not permitted to have, as of the close of any RIC taxable year, E&P accumulated during any C Corporation taxable year. However, because the realization of Built-In Gains will occur while the Company is a RIC, the Company believes that, under current law and IRS pronouncements, the sale of C Corporation Assets with Built-In Gains during RIC taxable years will not generate C Corporation E&P. The Company intends to use the remaining $0.8 million loss carryforward (which results in a tax credit of approximately $0.3 million) to reduce its taxes which are the result of Built-In Gains.

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

     During the nine months ended September 30, 2000, the Company accrued a net tax provision of $3,960,674 as a result primarily of the long-term capital gains realized on sales of investments in SciQuest.com and Alliance Pharmaceutical Corp. The Company plans to retain the capital gains for liquidity and to fund investment opportunities, including a possible repurchase of some of its outstanding shares, rather than distribute such funds to shareholders as a cash dividend. Accordingly, the Company intends to declare a designated undistributed capital gain dividend for the year. (See "Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operation -- Sub-Chapter M Status.") The
Company also realized short-term capital gains of approximately $1,878,283 on sales of shares of Alliance Pharmaceutical Corp. The Company believes that by partially offsetting the realized short-term gain with current year expenses, it will neither owe federal income taxes on this gain, nor be required to distribute any portion of this gain to shareholders. There can be no assurance of this tax treatment.

     For the three and nine months ended September 30, 2000 and 1999, the Company's income tax provision (benefit) was allocated as follows:

                    Three Months   Three Months   Nine Months    Nine Months
                    Ended          Ended          Ended          Ended
                    Sept. 30, 2000 Sept. 30, 1999 Sept. 30, 2000 Sept. 30,1999

Investment
  operations. . . . $            0 $            0 $            0 $           0
Realized gain (loss)
  on investments . .     1,472,905              0      4,113,978     2,479,820
Net increase (decrease)
  in unrealized appreciation
  on investments . .             0        (29,096)      (153,304)   (1,705,375)
                    -------------- -------------- -------------- -------------
Total income tax
  provision
  (benefit). . . . .$    1,472,905  $     (29,096) $   3,960,674  $    774,445
                    ==============  =============  =============  ============
The above tax provision (benefit) consists of the following:

Current --
 Federal, State
 and City. . . . . .$    1,472,905  $           0  $   4,113,978  $          0
Deferred -- Federal.             0        (29,096)      (153,304)      774,445
                    --------------  -------------  -------------  -------------
Total income tax
 provision
 (benefit) . . . . .$    1,472,905  $     (29,096)  $ 3,960,674   $    774,445
                    ==============  =============   ===========   ============

     The Company's net deferred tax liability at September 30, 2000 and December 31, 1999 consists of the following:

                                       September 30, 2000   December 31, 1999

Tax on unrealized appreciation
  on investments. . . . . . . . . . .      $1,630,506          $1,783,810
Net operating loss and capital
  loss carryforward . . . . . . . . .        (266,036)           (266,036)
                                           ----------          ----------
Net deferred income tax liability . .      $1,364,470          $1,517,774
                                           ==========          ==========

NOTE 7.  COMMITMENTS AND CONTINGENCIES

     During 1993, the Company signed a ten-year lease with sublet provisions for office space. In 1995, this lease was amended to
include additional office space.   During 1999, the Company sublet
this additional space to an unaffiliated party. Rent expense under this lease was $42,827 and $39,799 for the three months ended September 30, 2000 and September 30, 1999, and $125,936 and $122,555
for the nine months ended September 30, 2000 and September 30, 1999, respectively. Future minimum lease payments in each of the following years are: 2001 -- $178,561; 2002 -- $178,561; 2003 -- $101,946.

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

NOTE 8.  SUBSEQUENT EVENTS

     During October and November 2000, the Company sold in the open market the remaining 300,000 shares of Alliance Pharmaceutical Corp. for total proceeds of $4,427,944 and 61,043 shares of Kana Communications for total proceeds of $1,508,459. The Company intends to retain these proceeds and, therefore, will increase its reserve for taxes by approximately $1,710,260. (See "Note 6. Income Taxes" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Sub-Chapter M Status.") The Company also purchased 28,000 shares of SciQuest.com, Inc. in the open market for a total of $118,930.

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

     "Net realized gain (loss) on investments" and "Net (decrease) increase in unrealized appreciation on investments" are directly related. When a security is sold to realize a (loss) gain, net unrealized appreciation (increases) decreases and net realized gain
(loss) increases (decreases).

Financial Condition

     The Company's total assets and net assets were, respectively, $55,663,252 and $42,921,075 at September 30, 2000, compared with
$65,320,768 and $53,634,805 at December 31, 1999.

     Among the significant increases in values of the Company's holdings in the nine months ended September 30, 2000 were: $9,463,645 in Genomica, as a result of its initial public offering (Genomica
Corporation commenced trading on Nasdaq on September 29, 2000, closing at $19.4375; on November 3, 2000, the closing market price was $12.8175); $5,223,510 in Nanophase Technologies; $854,467 in
Essential.com, which acquired Sundial Marketplace; and $5,915,740 in Alliance Pharmaceutical.

     Among the significant decreases in values of the Company's holdings in the nine months ended September 30, 2000 were: $24,736,593 in SciQuest.com (net of the gain realized on sale); $4,040,855 in Kana Communications (which acquired Silknet Software); and $1,165,879 in Questech Corporation.

     The Company's profit-sharing plan accrual decreased by $2,187,482 which was added to operating income for the nine months ended September 30, 2000. In addition, the Company's tax provision increased by $3,960,674, reflecting long-term gains realized on the sales of shares of SciQuest.com and Alliance Pharmaceutical Corp. The Company plans to retain the proceeds rather than distribute the funds to shareholders as a cash dividend. Accordingly, the Company will declare a designated undistributed capital gain dividend. (See "Sub-Chapter M Status" and "Consolidated Statements of Operations" contained in "Item 1. Consolidated Financial Statements.")

     The changes in the values of SciQuest.com, Kana Communications, Nanophase Technologies and Alliance Pharmaceutical Corp. occurred during a period of extreme volatility of publicly traded, small capitalization, high technology stocks.

     Net asset value per share ("NAV") was $4.64 at September 30, 2000 versus $5.80 at December 31, 1999.

     The Company's shares outstanding remained unchanged during the nine months ended September 30, 2000. However, on October 12, 2000, the Company announced that the Board of Directors had authorized a repurchase program in the open market of up to $2 million of the Company's stock. As of November 13, 2000, the Company had repurchased a total of 12,000 shares in the open market at approximately $3.94 per share.

     The Company's financial condition is dependent on the success of its investments. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth or have no history of operations. At September 30, 2000, $26,729,906 or 48.0 percent of the Company's total assets consisted of investments at fair value in five publicly traded securities (four of which were private placements at the time the Company made the investments), of which net unrealized appreciation was $21,272,001. Another $15,083,836 or 27.1 percent of the Company's total assets consisted of non-publicly traded securities at fair value in private businesses, of which net unrealized appreciation was $3,510,675.

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

     The decrease in the value of publicly traded securities from $41,556,607 at December 31, 1999 to $26,729,906 at September 30, 2000
is primarily owing to the decrease in the value of SciQuest.com and the sale of the Company's position in SciQuest.com and the decrease in the value of Kana Communications. These decreases were partially offset by the increase in value and reclassification of Genomica Corporation to a publicly traded security as a result of its initial public offering (Genomica Corporation commenced trading on Nasdaq on September 29, 2000, closing at $19.4375; on November 3, 2000, the closing market price was $12.8175); the reclassification of Alliance Pharmaceutical as a result of the conversion of the note and warrants to a publicly-traded security; and the increase in the market value of Nanophase Technologies. The changes in the values of SciQuest.com, Kana Communications, Nanophase Technologies and Alliance Pharmaceutical occurred during a period of extreme volatility of publicly traded, small capitalization, high technology stocks. The volatility of the overall market may continue to have a significant impact on the performance of the Company's investments. The value of the Company's investments will vary on a quarterly basis. (See "Risk Factors")

     The decrease in the value of the non-publicly traded securities from $18,892,731 at December 31, 1999 to $15,083,836 at September 30,
2000 resulted from: the reclassification of Genomica Corporation to a publicly traded security as a result of its initial public offering; the reclassification of Alliance Pharmaceutical to a publicly traded security by the conversion of the note and the exercise of the warrant; the liquidation of Adaptive Web Technologies; and the decrease in the valuation of the Company's investment in Questech Corporation net of the Company's additional $100,000 investment in that company. These decreases were offset by additional investments in NeuroMetrix, Inc. and Sundial Marketplace as well as an increase in the value of Sundial Marketplace (as a result of its June 29, 2000 tax-free acquisition by Essential.com) and the Company's new investments in Experion Systems (formerly named MyPersonalAdvocate.com, Inc.) and Informio (formerly named iPacer Corporation).

     A summary of the Company's investment portfolio is as follows:

                                  September 30, 2000 December 31, 1999

Investments, at cost                     $30,312,913       $16,653,130
Unrealized appreciation                   24,781,292        46,882,521
                                         -----------       -----------
Investments, at fair value               $55,094,205       $63,535,651
                                         ===========       ===========

The accumulated unrealized appreciation on investments net of deferred taxes is $23,150,786 at September 30, 2000, versus $45,098,711 at
December 31, 1999.

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

    The following table is a summary of the cash investments made by the Company in its private placement portfolio during the nine months ended September 30, 2000:

     New Investments:                     Amount
     Experion Systems, Inc. (1)         $ 1,500,000
     Informio, Inc.(2)                  $   500,000

     Additional Investments:
     Genomica Corporation               $   500,000

     Loans:
     NeuroMetrix, Inc.                  $   750,000
     Questech Corporation(3)            $   100,000
     Sundial Marketplace Corporation(4) $   150,000

     Exercise of Warrants Held:
     Alliance Pharmaceutical Corp.      $   490,000
     Sundial Marketplace Corporation(5) $   427,500
                                        -----------
          Total                         $ 4,417,500
                                        ===========
     (1)Formerly named MyPersonalAdvocate.com, Inc.
     (2)Formerly named iPacer Corporation.
     (3)Converted to equity as part of a recently completed $3.4 million equity financing of Questech.
     (4)Converted to equity and acquired by Essential.com, Inc.
     (5)Acquired by Essential.com, Inc.


Results of Operations

Investment Income and Expenses:

    The Company realized net operating income (loss) of $881,639 and ($2,490,286) for the nine months ended September 30, 2000, and 1999, respectively. The Company's net operating income in the nine months ended September 30, 2000 reflected a decrease in the employee profit-sharing accrual that resulted in a credit to expenses of $(2,187,482).

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

    The Company had interest income from fixed-income securities of $290,563 and $185,557 for the nine months ended September 30, 2000 and 1999, respectively. The increase of $105,006 or 56.6 percent is the result of an increase in the balance of the Company's fixed income portfolio during the nine months ended September 30, 2000 versus the same period in 1999. The Company incurred total interest costs of $146,141 on a note during the nine months ended September 30, 2000.

    The Company had interest income from affiliated companies of $49,759 and $28,513 for the nine months ended September 30, 2000 and 1999, respectively. The increase of $21,246 or 74.5 percent is owing to the increase in outstanding loans to the investee companies during the nine months ended September 30, 2000 versus the nine months ended September 30, 1999. The amount of outstanding loans to investee companies varies. Typically, loans made to investee companies are bridge loans and are converted into equity at the next financing.

    The Company had other income of $53,432 and $4,022 for the nine months ended September 30, 2000 and September 30, 1999, respectively. The other income in 2000 represents rental income; in December of 1999, the Company began subleasing office space to an unaffiliated party. The Company did not have any rental income in the nine months ended September 30, 1999.

    Operating expenses were ($487,885) and $2,708,378 for the nine months ended September 30, 2000 and September 30, 1999, respectively. The operating expenses for the nine months ended September 30, 2000 reflect a decrease in the employee profit-sharing accrual resulting in a credit to expenses of $2,187,482. Salaries and benefits increased by $179,494 primarily as the result of the Company's contribution to the Supplemental Executive Retirement Plan or SERP (see "Note 5. Employee Benefits" in Notes to Consolidated Financial Statements). Administration and operations increased $66,588 as a result of increased printing and distribution costs for the Company's shareholder reports as a result of a significant increase in the number of beneficial shareholders from last year to this year. Professional fees increased $31,262 as a result of increased legal fees. Most of the Company's operating expenses are related to employee and director compensation, office and rent expenses and consulting and professional fees (primarily legal and accounting fees).

    The amounts payable under the employee profit-sharing plan for the gains realized during the nine months ended September 30, 2000 of approximately $1,657,036 plus any adjustments for the three months ended December 31, 2000 will be paid out as follows: 90 percent will be paid out as soon as practicable following the 2000 year-end audit; the remaining 10 percent will be paid out upon the completion and filing of the Company's 2000 federal tax return.

    The Company realized net operating losses of ($2,166,066) and ($324,184) for the three months ended September 30, 2000 and September 30, 1999, respectively. The Company's net operating loss in the three months ended September 30, 2000 reflected an increase in the employee profit-sharing accrual that resulted in an expense of $1,928,945 as a result of the increase in unrealized appreciation during the period.

    The Company had interest income from fixed-income securities of $145,748 and $64,349 for the three months ended September 30, 2000 and September 30, 1999, respectively, reflecting net changes in the Company's investments in short-term fixed income securities and prevailing interest rate levels.

    The Company had interest income from affiliated companies of $15,701 and $19,196 for the three months ended September 30, 2000 and September 30, 1999, respectively. The decrease of $3,495 or 18.2 percent is owing to the decrease in the outstanding loans to investee companies during the third quarter of 2000 versus the third quarter of 1999. The amount of outstanding loans to investee companies varies. Typically, loans made to investee companies are bridge loans and are converted into equity at the next financing.

    The Company had other income of $18,368 and $3,722 for the three months ended September 30, 2000 and September 30, 1999, respectively. The other income in 2000 represents rental income; in December of 1999, the Company began subleasing office space to an unaffiliated party. The Company did not have any rental income in the third quarter of 1999.

    Operating expenses were $2,345,883 and $411,451 for the three months ended September 30, 2000 and September 30, 1999, respectively. The operating expenses reflect an increase in the employee profit-sharing accrual of $1,928,945, owing to the net increase in the unrealized appreciation for the three months ended September 30, 2000. Salaries and benefits increased by $49,541, reflecting the Company's contribution to the Supplemental Executive Retirement Plan or SERP which began October 1999. Administration and operations increased by $9,368 as a result of increased printing and distribution costs for the Company's shareholder reports. Professional fees decreased by $50,762 as a result of decreased legal fees. The remaining expenses are related to rent expenses and director compensation.

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


Realized Gains and Losses on Sales of Portfolio Securities:

    During the nine months ended September 30, 2000 and September
30, 1999, the Company realized gains of $14,356,893 and $11,039,600, respectively.

    During the nine months ended September 30, 2000, the Company realized total gains of $14,356,893, including $5,865,521 on the sale of 500,000 shares of Alliance Pharmaceutical Corp., $7,407,377 on the sale of its entire position in SciQuest.com, $241,025 on the sale of 85,100 shares of Nanophase Technologies, $725,661 from PHZ Capital Partners LP and $147,528 on the realization of the reserve on the NBX/3Com escrow (the Company received in full the escrowed funds on March 6, 2000). As a result of the gains and losses realized in the nine months ended September 30, 1999, unrealized appreciation decreased by $16,738,527.

    During the nine months ended September 30, 1999, the Company realized total gains of $11,039,600, including a gain of approximately $10,584,630 on the acquisition of NBX Corporation by 3Com Corporation; a gain of approximately $160,918 on its sale of Princeton Video Image, Inc. stock; and a cash distribution from PHZ Capital Partners L.P. of approximately $612,170. The Company also incurred losses of approximately $318,118 on the sale of various publicly traded investments. As a result of the gains and losses realized in the nine months ended September 30, 1999, unrealized appreciation decreased by $4,380,243.

    During the three months ended September 30, 2000 and 1999, the Company realized gains (losses) of $6,261,211 and ($86,217), respectively.

    During the three months ended September 30, 2000, the Company realized a total gain of $6,261,211, consisting primarily of a net gain of $5,865,521 on the sale of 500,000 shares of Alliance Pharmaceutical Corp. As a result of the gains and losses realized in the three months ended September 30, 2000, unrealized appreciation decreased by $4,286,250. During the three months ended September 30, 1999, the Company sold various publicly traded securities realizing a net loss of $112,077 and received a cash distribution from PHZ Capital Partners L.P. of $25,860.

Unrealized Appreciation and Depreciation of Portfolio Securities:

    The Board of Directors values the portfolio securities on a quarterly basis pursuant to the Company's Asset Valuation guidelines in accordance with the 1940 Act. (See "Footnote to Consolidated Schedule of Investments" contained in "Item 1. Consolidated Financial Statements.")

    Net unrealized appreciation on investments decreased by $22,101,229 or 47.2 percent during the nine months ended September
30, 2000, from $46,882,521 to $24,781,292, primarily as a result of declines in the values of the Company's holdings in SciQuest.com, Kana Communications and Questech of $24,736,593 (net of the gain realized on sale), $4,040,855 and $1,165,879, respectively, offset by increases in the values of the Company's holdings in Nanophase Technologies, Genomica and Essential.com of $5,223,510, $9,463,645 and $854,467, respectively. The changes in the values of SciQuest.com, Kana Communications, Nanophase Technologies and Alliance Pharmaceutical occurred during a period of extreme volatility of publicly traded, small capitalization, high technology stocks. (See "Risk Factors.")

    Net unrealized appreciation on investments decreased by $854,270 or 8.2 percent during the nine months ended September 30, 1999, from $10,407,549 to $9,553,279, primarily as a result of the reclassification of the Company's holdings of NBX Corporation from unrealized to realized gain of approximately $4,716,062, offset by the increase in value of the Company's holdings of SciQuest.com, Inc. of approximately $2,350,962, and of Alliance Pharmaceutical Corp. of approximately $2,124,750.

    Net unrealized appreciation on investments increased by $4,435,110 or 21.8 percent during the three months ended September 30, 2000, from $20,346,182 to $24,781,292 owing primarily to increases in the value of the Company's holdings in Genomica Corporation and Nanophase Technologies Corporation of $8,133,125 and $1,854,724, offset by a decrease in the value of the Company's holdings in Kana Communications of $2,418,828 and a net decrease in unrealized appreciation in the value of Alliance Pharmaceutical of $2,968,781 owing to the sale and realization of the appreciation.

    Net unrealized appreciation on investments increased by $1,420,598 or 17.5 percent during the three months ended September 30, 1999, from $8,132,681 to $9,553,279, primarily as a result of the increase in the value of Alliance Pharmaceutical Corp. of approximately $1,803,750.

Liquidity and Capital Resources

    The Company's primary sources of liquidity are cash, receivables and freely tradeable marketable securities. The Company's secondary sources of liquidity are restricted securities of companies that are publicly traded. At September 30, 2000 and December 31, 1999, respectively, the Company's total primary liquidity was $29,055,654 and $6,622,216. On the corresponding dates, the Company's total secondary liquidity was $11,173,375 and $38,230,812.

    The increase in the Company's primary source of liquidity from December 31, 1999 to September 30, 2000 is primarily owing to: (1) the proceeds from the sale of its investment in SciQuest.com stock of approximately $8,257,377; (2) the increase in the value of Nanophase Technologies of approximately $5,223,510; (3) the conversion of the Alliance Pharmaceutical Note and exercise of the warrant for a total of 800,000 shares which became freely tradeable on June 30, 2000 and subsequent sale of 500,000 shares for total proceeds of $6,957,521 (as of September 30, 2000, the Company held 300,000 shares with a value of $4,489,219); (4) the receipt of escrowed funds plus interest for a total of $1,541,136; and (5) the receipt of the funds from the liquidation of Adaptive Web Technologies.

    These increases were offset by the (1) payment of the 1999 employee profit sharing of approximately $1,138,551; (2) the investments of $1,500,000 in Experion Systems, $500,000 in Informio, $500,000 in Genomica, $490,000 for the exercise of warrants to purchase common stock in Alliance Pharmaceutical, $577,500 in Sundial Marketplace (which was acquired on June 29, 2000 by Essential.com in a tax-free merger); (3) loans of $750,000 to NeuroMetrix, and $100,000 to Questech; and (4) the use of funds for operating expenses.

    The decrease in the Company's secondary source of liquidity from December 31, 1999 to September 30, 2000 is primarily owing to the expirations of the lock-up periods on SciQuest.com and Silknet Software (which subsequently merged with Kana Communications) offset by the completion of the initial public offering of Genomica Corporation, which commenced trading on September 29, 2000.

    The changes in the values of SciQuest.com, Kana Communications, Nanophase Technologies and Alliance Pharmaceutical reflected the extreme stock market volatility in the shares of smaller, high technology companies in the nine months ended September 30, 2000.

    From December 31, 1999 to September 30, 2000, the Company's liabilities for accrued employee profit sharing and deferred income tax liability changed significantly. Accrued profit sharing decreased by $3,326,033 to $6,108,434 as a result of payment of approximately

$1,138,551 of the 1999 profit sharing and the decrease of $2,187,482 in the liability for accrued employee profit sharing owing to the decrease in unrealized appreciation for the nine months ended
September 30, 2000.

    The Company's total income tax liability increased by $3,956,317 to $5,474,091 primarily as a result of a tax provision on net realized long-term capital gains which the Company currently plans to retain rather than distribute such funds to shareholders as a cash dividend. Accordingly, the Company will declare a designated undistributed capital gain dividend. (See "Sub-Chapter M Status" and "Consolidated Statements of Operations" contained in "Item 1.
Consolidated Financial Statements.")

Sub-Chapter M Status

    On September 25, 1997, the Company's Board of Directors approved a proposal to seek qualification of the Company as a RIC under Sub-Chapter M of the Code. In order to qualify as a RIC, the Company must, in general (1) annually derive at least 90 percent of its gross income from dividends, interest, gains from the sale of securities and similar sources; (2) quarterly meet certain investment diversification requirements; and (3) annually distribute at least 90 percent of its investment company taxable income as a dividend. In addition to the requirement that the Company must annually distribute at least 90 percent of its investment company taxable income, the Company may either distribute or retain its taxable net capital gains from investments, but any net capital gains not distributed could be subject to corporate level tax. Further, the Company could be subject to a four percent excise tax if it fails to distribute 98 percent of its annual taxable income and would be subject to income tax if it fails to distribute 100 percent of its taxable income.

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

    Pursuant to the Company's receipt of the certification, the Company's Board of Directors declared and paid in 1998 a one-time cash dividend of $0.75 per share to meet one of the Company's requirements for qualification for Sub-Chapter M tax treatment.

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

    In 1999, because of changes in its investment portfolio, the Company requested recertification from the SEC relating to the Company's status under section 851(e) of the Code. On February 24, 2000, the Company received the certification, and the Company filed for 1999 to elect treatment as a RIC. The Company intends to elect the same treatment for 2000 and subsequent taxable years. Although the SEC certification for 1999 was issued, there can be no assurance that the Company will receive such certification for 2000 or subsequent years (to the extent it needs additional certification as a result of changes in its portfolio) or that it will qualify as a RIC in 2000 or that, if it does qualify in 2000, it will continue to qualify in subsequent years. In addition, under certain circumstances, even if the Company qualified for Sub-Chapter M treatment in 2000 and elected Sub-Chapter M treatment for that year, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a C Corporation, rather than as a RIC.

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

    If necessary for liquidity purposes or to fund investment opportunities, in lieu of distributing its taxable net capital gains, the Company may retain such net capital gains and elect to be deemed to have made a distribution of the gains, or part thereof, to the shareholders under the "designated undistributed capital gain" rules of section 852(b)(3) of the Code. In such a case, the Company would have to pay a 35 percent corporate-level income tax on such "designated undistributed capital gain," but it would not have to distribute the excess of the retained "designated undistributed capital gain" over the amount of tax thereon in order to maintain its RIC status. For the year ended December 31, 2000, the Company intends to declare a designated undistributed capital gain dividend.

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

Investing in the Company's Shares May be Inappropriate for Your Risk
Tolerance

     Investing in the Company's shares may be inappropriate for your risk tolerance. The Company's investments in accordance with its investment objective and principal strategies may result in an above average amount of risk and volatility or loss of principal. The Company's investments in portfolio companies are highly speculative and aggressive and, therefore, an investment in its shares may not be suitable for you. The Company has frequently lost substantially all of its investments in various private equity investments.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Company's business activities contain significant elements of risk. The Company considers a principal type of market risk to be valuation risk. Investments are stated at "fair value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission. All assets are valued at fair value as determined in good faith by, or under the direction of, the Board of Directors. See the Asset Valuation Policy Guidelines in the Footnote to Consolidated Schedule of Investments.

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

         11.0* Computation of per share earnings. See Consolidated Statements of Operations.

         27.0*  Financial Data Schedule.

         (b) The Company did not file any reports on Form 8-K during the nine months ended September 30, 2000.

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


Date: November 14, 2000
                                  44