Form 10-K
period 2000-12-21
HARRIS & HARRIS GROUP INC /NY/
filed 2001-03-26
CIK 893739

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549

                               Form 10-K

                   Annual Report Pursuant to Section 13
             or 15(d) of the Securities Exchange Act of 1934

For the fiscal year
ended December 31, 2000         Commission File No. 0-11576

                        HARRIS & HARRIS GROUP, INC.

      (Exact Name of Registrant Specified in Its Charter)

     New York                                    13-3119827
(State or Other Jurisdiction of	(I.R.S.Employer
Incorporation or Organization)           Identification No.)


One Rockefeller Plaza, Rockefeller Center, New York, NY   10020
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

     The aggregate market value of the Common Stock held by non-affiliates of Registrant as of March 7, 2001 was $19,235,405 based on the last sale price as quoted by NASDAQ National Market on such date (only officers and directors are considered affiliates for this calculation).

     As of March 7, 2001, the registrant had 9,064,231 shares of common stock, par value $.01 per share, outstanding.

     Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2001 are incorporated by reference into Part III of this report.



                            TABLE OF CONTENTS

Page
PART I

Item 1.  Business. . . . . . . . . . . . . . . . . .    1
Item 2.  Properties. . . . . . . . . . . . . . . . .   12
Item 3.  Legal Proceedings . . . . . . . . . . . . .   12
Item 4.  Submission of Matters to a Vote of
           Security Holders. . . . . . . . . . . . .   12


PART II

Item 5.  Market for Company's Common Equity and
          Related Stockholder Matters. . . . . . . .   13
Item 6.  Selected Financial Data . . . . . . . . . .   15
Item 7.  Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations . . . . . . . . . . . . . . . .   16
Item 7a. Quantitative and Qualitative Disclosures
          About Market Risk. . . . . . . . . . . . .   27
Item 8.  Consolidated Financial Statements
          and Supplementary Data . . . . . . . . . .   29
Item 9.  Disagreements on Accounting and
          Financial Disclosure . . . . . . . . . . .   52


PART III

Item 10.  Directors and Executive Officers of
           the Company . . . . . . . . . . . . . . .   52
Item 11.  Executive Compensation . . . . . . . . . .   52
Item 12.  Security Ownership of Certain
           Beneficial Owners and Management. . . . .   52
Item 13.  Certain Relationships and Related
           Transactions. . . . . . . . . . . . . . .   52

PART IV

Item 14.  Exhibits, Consolidated Financial
           Statements, Schedules and Reports on
           Form 8-K. . . . . . . . . . . . . . . . .   53

Signatures . . . . . . . . . . . . . . . . . . . . .   55

Exhibit Index. . . . . . . . . . . . . . . . . . . .   57


                          PART I

Item 1.	Business

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

     In addition to the information discussed above, please see
Item 8. "Consolidated Financial Statements and Supplementary
Data."

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

Need for Follow-On Investments

     Following an initial investment in investees, the Company may make additional investments in such investees as "follow-on" investments, in order to: (1) increase its ownership percentage; (2) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; (3) preserve the Company's proportionate ownership in a subsequent financing; or (4) attempt to preserve or enhance the value of the Company's investment.

     There can be no assurance that the Company will make follow-on investments or have sufficient funds to make such investments; the Company has the discretion to make any follow-on investments as it determines, subject to the availability of capital resources. The failure to make such follow-on investments may, in certain circumstances, jeopardize the continued viability of an investee and the Company's initial investment, or may result in a missed opportunity for the Company to increase its participation in a successful operation. Even if the Company has sufficient capital to make a desired follow-on investment, it may elect not to make a follow-on investment either because it does not want to increase its concentration of risk, because it prefers other opportunities or because it is inhibited by compliance with BDC or RIC requirements, even though the follow-on investment opportunity appears attractive.

Competition

     Numerous companies and individuals are engaged in the venture capital business and such business is intensely competitive. Many of the competitors have significantly greater resources and managerial capabilities than the Company and are therefore in a better position than the Company to obtain access to attractive venture capital investments. There can be no assurance that the Company will be able to compete against these competitors for attractive investments.

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

Because of the specialized nature of its investment portfolio, the Company could satisfy the diversification requirements under Sub-Chapter M of the Code only if it received a certification from the SEC that it is "principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available." On April 8, 1998, the Company announced that it had received a certification from the Securities and Exchange Commission ("SEC") for 1997 relating to the Company's status under section 851(e) of the Code. That certification was necessary for the Company to qualify as a RIC for 1998 and subsequent taxable years.

     Pursuant to the Company's receipt of the section 851(e) certification and its intention to qualify as a RIC , in 1998 the Company's Board of Directors declared and paid a one-time cash dividend of $0.75 per share, for a total of $8,019,728, to meet one of the Company's requirements for qualification for Sub-Chapter M tax treatment.

     As noted above, the qualification of the Company as a RIC under Sub-Chapter M of the Code depends on it satisfying certain technical requirements regarding its income, investment portfolio and distributions. The Company was unable to satisfy these requirements for the 1998 tax year owing to the nature of the Company's ownership interest in one of its investee companies, and therefore it did not elect Sub-Chapter M status for 1998. In addition, because the Company realized taxable losses in 1998, it was not strategically advantageous for the Company to elect Sub-Chapter M tax status for 1998.

     The Company changed the nature of its ownership interest in the non-qualifying investee company effective January 1, 1999 in order to meet the Sub-Chapter M requirements. In 1999, because of changes in its investment portfolio, the Company requested recertification from the SEC relating to the Company's status under section 851(e) of the Code. On February 24, 2000, the Company received the certification, and the Company filed for 1999 to elect treatment as a RIC. On March 8, 2001, the Company received SEC certification and qualified for RIC treatment for 2000. Although the SEC certification for 1999 and 2000 was issued, there can be no assurance that the Company will receive such certification for subsequent years (to the extent it needs additional certification as a result of changes in its portfolio) or that it will actually qualify for Sub-Chapter M treatment in subsequent years. In addition, under certain circumstances, even if the Company qualified for Sub-Chapter M treatment in a given year, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a C Corporation, rather than as a RIC.

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

     If necessary for liquidity purposes or to fund investment opportunities, in lieu of distributing its taxable net capital gains, the Company as a RIC may retain such net capital gains and elect to be deemed to have made a distribution of the gains, or part thereof, to the shareholders under the "designated undistributed capital gain" rules of section 852(b)(3) of the Code. In that case, the "deemed dividend" is taxable to the shareholders, although the Company would pay tax, at the corporate rate, on the distribution, and the shareholders would receive a tax credit equal to their proportionate share of the tax paid.

     To the extent that the Company declares a deemed dividend, each shareholder will receive an IRS Form 2439 which will reflect receipt of the deemed dividend income and a tax credit equal to the shareholder's proportionate share of the tax paid by the Company. This tax credit, which is paid at the corporate rate, is often credited at a higher rate than the actual tax due by a shareholder on the deemed dividend income. The "residual" credit can be used by the shareholder to offset other taxes due in that year. (See "Note 6 of Notes to Consolidated Financial Statements" contained in Item 8. "Consolidated Financial Statements and Supplementary Data" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments - Sub-Chapter M Status.")

Subsidiaries

     Harris & Harris Enterprises, Inc. ("Enterprises") is a 100 percent wholly owned subsidiary of the Company. Enterprises holds the lease for the office space, which it subleases to the Company and an unaffiliated party; operates a financial relations and consulting firm; is a partner in Harris Partners I, L.P. and is taxed as a C Corporation. Harris Partners I L.P. is a limited partnership and owns a 20 percent limited partnership interest in PHZ Capital Partners, L.P. The partners of Harris Partners I L.P. are Harris & Harris Enterprises, Inc. (sole general partner) and Harris & Harris Group, Inc. (sole limited partner).

     Harris Newco, Inc. is currently a 100 percent wholly owned investment of the Company; however, the Company anticipates that in 2001 Harris Newco will issue shares to unrelated third parties and will become a medical device technology company based on proprietary technology.

Employees

     The Company currently employs directly four full-time employees, and a wholly owned subsidiary of the Company employs two additional full-time employees.

Risk Factors

Investing in the Company's Stock is Highly Speculative and the Investor Could Lose Some or All of the Amount Invested

     The value of the Company's common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or all of the amount invested in the Company's shares. The securities markets frequently experience extreme price and volume fluctuation which affect market prices for securities of companies generally and technology companies in particular. Because of the Company's focus on the technology sector, its stock price is likely to be impacted by these market conditions. General economic conditions, and general conditions in the Internet and information technology and life sciences and other high technology industries, will also affect the Company's stock price.

Investing in the Company's Shares May be Inappropriate for the Investor's Risk Tolerance

     The Company's investments, in accordance with its investment objective and principal strategies, may result in an above average amount of risk and volatility or loss of principal. The Company's investments in portfolio companies are highly speculative and aggressive and, therefore, an investment in its shares may not be suitable for all investors.

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

The Company Operates in a Regulated Environment

    The Company is subject to substantive SEC regulations as a BDC. Securities and tax laws and regulations governing the Company's activities may change in ways adverse to the Company's and its shareholders' interests and interpretations of such laws and regulations may change with unpredictable consequences. Any change in the law or regulations that govern the Company's business could have an adverse impact on the Company or its operations.

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

The Inability of the Company's Portfolio Companies to Market
Successfully Their Products Would Have a Negative Impact on its
Investment Returns

     Even if the Company's portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Commercial success is difficult to predict and the marketing efforts of the Company's portfolio companies may not be successful.

Valuation of Portfolio Investments

    There is typically no public market for equity securities of the small private companies in which the Company invests. As a result, the valuation of the equity securities in the Company's portfolio is subject to the good faith estimate of the Company's Board of Directors. (See "Asset Valuation Policy Guidelines" in "Footnote to Consolidated Schedule of Investments" contained in Item 8. "Consolidated Financial Statements and Supplementary Data.") In the absence of a readily ascertainable market value, the estimated value of the Company's portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if a ready market for the equity securities existed. Any changes in estimated net asset value are recorded in the Company's consolidated statements of operations as a change in the "Net (decrease) increase in unrealized appreciation on investments." (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

Fluctuations of Quarterly Results

     The Company's quarterly operating results could fluctuate as a result of a number of factors. These include, among others, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any one quarter should not be relied upon as being indicative of performance in future quarters. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

Risk of Loss of Pass Through Tax Treatment

     If the Company meets certain income, diversification and distribution requirements under the Code, it may qualify as a RIC under the Code for pass-through tax treatment. The Company would cease to qualify for pass-through tax treatment if it were unable to comply with these requirements, or if it ceased to qualify as a BDC under the 1940 Act. The Company also could be subject to a four percent excise tax (and, in certain cases, corporate level income tax) if it failed to make certain distributions. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments -- Sub-Chapter M Status.") The lack of Sub-Chapter M tax treatment could have a material adverse effect on the total return, if any, obtainable from an investment in the Company. If the Company fails to qualify as a RIC, the Company would become subject to federal income tax as if it were an ordinary C Corporation, which would result in a substantial reduction in the Company's net assets and the amount of income available for distribution to the Company's stockholders.

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

     The Company maintains its offices at One Rockefeller Plaza, New York, New York 10020, where it leases approximately 4,700 square feet of office space pursuant to a lease agreement expiring in 2003. A portion of this space was sublet in 1997 and 1998 to an early-stage company in which the Company then had an equity interest. In 1999, the same space was sublet to an unaffiliated party. (See "Note 7 of Notes to Consolidated Financial Statements and Schedules" contained in Item 8. "Consolidated Financial Statements and Supplementary Data.")

Item 3.	Legal Proceedings

     None.

Item 4.	Submission of Matters to a Vote of Security Holders

     The Company did not submit any matters to a vote of its shareholders during the fourth quarter of the 2000 fiscal year.

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

Market Prices

     The Company's common stock is traded on the Nasdaq National Market under the symbol "HHGP." The following table sets forth the range of the high and low selling price of the Company's shares during each quarter of the last two years, as reported by Nasdaq National Market. The quarterly stock prices quoted represent interdealer quotations and do not include markups, markdowns or commissions.

     2000 Quarter Ending           Low       High
     March 31                     $9.25      $32.50
     June 30                      $5.25      $17.125
     September 30                 $5.75      $10.1875
     December 31                  $2.4375    $6.4375

     1999 Quarter Ending           Low       High
     March 31                      $1.3125   $2.125
     June 30                       $1.625    $2.00
     September 30                  $1.71875  $3.125
     December 31                   $2.9375   $14.250

     On February 23, 1999, the Company announced that subsequent to the sale of NBX Corporation to 3Com Corporation, the Board of Directors of the Company declared a cash dividend of $0.35 per share (approximately $3.7 million) to shareholders of record on March 19, 1999, payable on March 25, 1999.

     On September 20, 2000, the Company declared a cash dividend of $0.02 per share, payable on November 15, 2000 to shareholders of record on October 15, 2000.

     On December 14, 2000, the Company declared a designated undistributed capital gain dividend (also known as a "deemed dividend") of $1.78 per share with a corresponding tax credit of $0.62 per share to shareholders of record on December 29, 2000.

     Prior to 1998, the Company had not paid dividends since 1991. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments -- Sub-Chapter M Status" and "Note 6 of Notes to Consolidated Financial Statements" contained in Item 8. "Consolidated Financial Statements and Supplementary Data.")

Recent Sales of Unregistered Securities

     The Company did not sell unregistered shares in the years ended December 31, 2000 and 1999 other than the restricted common stock shares sold to Directors as part of their compensation program. In 1997, the Board of Directors voted that, effective January 1, 1998, 50 percent of all directors' fees be used to purchase Company common stock directly from the Company. On March 1, 1999, the Directors voted to purchase their shares in the open market rather than directly from the Company. In 1999 and 2000, the Directors purchased a total of 29,305 (5,816 shares directly from the Company, prior to March 1, 1999, and 23,489 shares in the open market) and 15,818 shares in 2000. (See "Note 4 of Notes to Consolidated Financial Statements" contained in Item 8. "Consolidated Financial Statements and Supplementary Data.")

Shareholders

     As of March 1, 2001, there were approximately 151 holders of record of the Company's common stock which, the Company has been informed, hold the Company's common stock for approximately 6,750 beneficial owners.

Item 6.  Selected Financial Data

     The following tables should be read in conjunction with the Consolidated Financial Statements and Supplementary Data included in Item 8 of this Form 10-K.

BALANCE SHEET DATA

Financial Position as of December 31:

                    2000        199         1998      1997      1996

Total
Assets      $43,343,423 $65,320,768 $25,358,859 $39,273,784 $38,555,290

Total
Liabilities $11,509,948 $11,685,963 $ 2,802,150 $ 5,618,850 $ 2,622,687

Net assets  $31,833,475 $53,634,805 $22,556,709 $33,654,934 $35,932,603

Net asset
value per
outstanding
share       $      3.51 $     5.80  $      2.13 $      3.15 $     3.44

Cash dividends
Paid        $      0.02 $     0.35  $      0.75 $      0.00 $      0.00

Shares
Outstanding   9,064,231  9,240,831   10,591,232  10,692,971  10,442,682


Operating Data for year ended December 31:

                 2000       1999	       1998        1997        1996

Total investment
Income      $ 687,050 $   287,684  $    585,486 $   561,546 $ 1,013,417

Total
expenses* $(2,623,200)$  9,924,020 $ 3,634,786  $ 3,045,290 $ 2,985,316

Net operating
income
(loss)    $ 3,310,250 $(9,636,336) $(2,815,112) $(1,550,641)$(1,291,065)

Net realized
gain (loss)
on
invest-
ments     $18,963,832 $ 8,615,670 $(1,718,528) $(2,027,177) $(2,465,175)

Net realized
income
(loss)    $22,274,082 $(1,020,666)$(4,533,640) $(3,577,818) $(3,756,240)

Net (decrease)
increase in
unrealized
appreciation
on
invest-
ments    $(37,781,289)$38,102,047 $ 1,655,830  $  969,243   $ 2,967,248

Net (decrease)
increase in
net assets
resulting
from
opera-
tions    $(15,507,207)$37,081,381 $(2,877,810) $(2,608,575) $ (788,992)

(Decrease)
increase in
net assets
resulting
from operations
per outstanding
share    $      (1.71)$     4.01  $    (0.27)  $    (0.24)  $   (0.08)


Certain reclassifications have been made to the December 31, 1998 and December 31, 1999 financial statements to conform to the December 31, 2000 presentation.

*Included in Total expenses are the following profit-sharing
(reversals) accruals: ($4,812,675) in 2000; $8,110,908 in 1999;
$899,751 in 1998; $423,808 in 1997 and $0 in 1996.

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

     The information contained in this section should be read in conjunction with Company's 2000 Consolidated Financial
Statements and notes thereto.

Forward-Looking Statements

     The information contained herein contains certain forward-looking statements. These statements include the plans and objectives of management for future operations and financial objectives, portfolio growth and availability of funds. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are set forth herein. (See "Risk Factors" contained in Item 1. "Business.") Other factors that could cause actual results to differ materially include the uncertainties of economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements included herein are reasonable, any of the assumptions could be inaccurate and therefore there can be no assurance that the forward-looking statements included or incorporated by reference herein will prove to be accurate. Therefore, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Statement of Operations

     The Company accounts for its operations under accounting principles generally accepted in the United States for investment companies. On this basis, the principal measure of its financial performance is captioned "Net increase (decrease) in net assets resulting from operations," which is the sum of three elements. The first element is "Net operating income
(loss)," which is the difference between the Company's income from interest, dividends, fees and other income and its operating expenses, net of applicable income tax benefit (expense). The second element is "Net realized gain (loss) on investments," which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, net of applicable income tax benefit (expense). These two elements are combined in the Company's financial statements and reported as "Net realized income (loss)." The third element, "Net (decrease) increase in unrealized appreciation on investments," is the net change in the fair value of the Company's investment portfolio.

     "Net realized gain (loss) on investments" and "Net
(decrease) increase in unrealized appreciation on investments" are directly related. When a security is sold to realize a gain
(loss), net unrealized appreciation decreases (increases) and net realized gain increases (decreases).

Financial Condition

     The Company's total assets decreased by $21,977,345 or 33.6 percent to $43,343,423 and its net assets decreased by $21,801,330 or 40.6 percent to $31,833,475 at December 31, 2000, versus $65,320,768 and $53,634,805 at December 31, 1999.

     Net asset value per share ("NAV") was $3.51 at December 31, 2000, versus $5.80 at December 31, 1999. NAV was reduced by
$0.02 in 2000 and $0.35 in 1999 by the cash dividends paid by the Company.

     Among the significant increases in values of the Company's holdings during 2000 including holdings which the Company sold during 2000 were: $5,854,446 in Alliance Pharmaceutical Corp. (including realized gain), in which the Company sold its position during 2000; $3,709,449 in Nanophase Technologies; $1,330,949 in Genomica, as a result of its initial public offering (Genomica Corporation commenced trading on Nasdaq on September 29, 2000); and $854,467 in Essential.com which acquired Sundial Marketplace.

     Among the significant decreases in values of the Company's holdings during 2000 were: $26,102,456 in SciQuest.com (net of the gain realized on the sale of its original position and including the unrealized loss on the shares purchased during the year); $3,816,204 in Kana Communications, which acquired Silknet Software, (net of the gain realized on the sale of 61,043 shares); and $1,165,874 in Questech Corporation.

     Net assets were further affected by a decrease in the Company's profit-sharing plan accrual of $4,812,675, as a result of a net decrease in unrealized appreciation for the year; and an increase in the Company's total tax liability of $5,598,262, reflecting the shareholder tax payable on long-term gains realized on the sales of shares of SciQuest.com, Alliance Pharmaceutical Corp. and Kana Communications. The Company plans to retain the proceeds of these gains rather than distribute the funds to shareholders as a cash dividend. Accordingly, the Company declared an undistributed capital gain dividend. (See "Recent Developments -- Sub Chapter M Status.")

     The Company's shares outstanding as of December 31, 2000 were 9,064,231, versus 9,240,831 at December 31, 1999. On
October 12, 2000, the Company announced that the Board of Directors had authorized a repurchase program in the open market of up to $2 million of the Company's stock. Through December 31, 2000, the Company had purchased a total of 176,600 shares at approximately $3.00 per share for a total of $530,051.

     The Company's financial condition is dependent on the success of its investments. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have no history of operations. At December 31, 2000, $10,240,018 or 23.6 percent of the Company's total assets consisted of investments at fair value in publicly traded securities (three of which were private businesses at the time the Company made the investments), of which net unrealized appreciation was $5,539,997; $16,782,438 or 38.7 percent of the Company's total assets consisted of non-publicly traded securities at fair value in private businesses and publicly traded companies, of which net unrealized appreciation was $3,406,915. At December 31, 1999, $41,556,607 or 63.6 percent of the Company's total assets consisted of investments at fair value in publicly traded securities (that were private businesses at the time the Company made the investments), of which net unrealized appreciation was $38,864,873; $18,892,731 or 29.0 percent of the Company's total assets consisted of non-publicly traded securities at fair value in private businesses and publicly traded companies, of which net unrealized appreciation was $8,553,549.

     The decrease in the value of publicly traded securities of $31,316,589 or 75.4 percent from $41,556,607 in 1999 to
$10,240,018 in 2000 was primarily owing to: the sales and decrease in value of shares of SciQuest.com of $26,102,456; and the sales and the decrease in the value of shares of Kana Communications of $3,816,204. These decreases were partially offset by the increase in value of $1,330,949 and reclassification of Genomica Corporation to a publicly traded security as a result of its initial public offering (Genomica Corporation commenced trading on Nasdaq on September 29, 2000; the Company's position in Genomica is subject to a lock-up agreement which expires on March 27, 2001), and the increase in the value of Nanophase Technologies of $3,709,449. The changes in the value of SciQuest.com, Kana Communications and Nanophase Technologies occurred during a period of extreme volatility of publicly traded, small capitalization, high technology stocks. The volatility of the overall market may continue to have a significant impact on the performance of the Company's investments. In addition, the Company may be subject to lock-up agreements which may limit the Company's ability to sell investments. The value of the Company's investments will vary on a quarterly basis. (See "Risk Factors.")

     The decrease in the value of the non-publicly traded securities of $2,110,293 or 11.2 percent from $18,892,731 at December 31, 1999 to $16,782,438 at December 31, 2000 was
primarily owing to: the reclassification of Genomica Corporation, valued at $1,209,730 at December 31, 1999, to a publicly traded security as a result of its initial public offering; the sale of the Company's position in Alliance Pharmaceutical valued at $5,041,000 at December 31, 1999; the liquidation of Adaptive Web Technologies valued at $1,000,000 at December 31, 1999; and the decrease in the valuation of the Company's investment in Questech Corporation of $1,165,874 net of the Company's additional $100,000 investment in that company. These decreases were offset by investments in NeuroMetrix, Inc. of $750,000; in Sundial Marketplace of $577,500 as well as an increase in its value of $854,467 as a result of its June 29, 2000 tax-free acquisition by Essential.com; Experion Systems (formerly named MyPersonalAdvocate.com, Inc.) of $1,500,000; Informio, Inc. of $500,000 (formerly named iPacer Corporation); and Harris Newco, Inc. of $2,000,000.

     A summary of the Company's investment portfolio is as follows:

                          December 31, 2000  December 31, 1999

Investments, at cost            $33,620,631        $16,653,130
Unrealized appreciation           8,947,928         46,882,521
                                -----------        -----------
Investments, at fair value      $42,568,559        $63,535,651
                                ===========        ===========
__________________

The accumulated unrealized appreciation on investments net of deferred taxes is $7,317,422 at December 31, 2000, versus
$45,098,711 at December 31, 1999.

     Following an initial investment in a private company, the Company may make additional investments in such investee in order to: (1) increase its ownership percentage; (2) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; (3) preserve the Company's proportionate ownership in a subsequent financing; or
(4) attempt to preserve or enhance the value of the Company's investment. There can be no assurance that the Company will make follow-on investments or have sufficient funds to make additional investments. The Company has the discretion to make follow-on investments as it determines, subject to the availability of capital resources. The failure to make such follow-on investments may, in certain circumstances, jeopardize the continued viability of the investee company and the Company's initial investment or may result in a missed opportunity for the Company to increase its participation in a successful operation. Even if the Company has sufficient capital to make a desired follow-on investment, it may elect not to make a follow-on investment either because it does not want to increase its concentration of risk, because it prefers other opportunities, or because it is inhibited by compliance with BDC or RIC requirements, even though the follow-on investment opportunity appears attractive.

     The following table is a summary of the cash investments and loans made by the Company in its private placement portfolio during the year ended December 31, 2000:

New Investments:                            Amount
	Experion Systems, Inc. (1)        $1,500,000
	Informio, Inc. (2)                  $500,000
	Harris Newco, Inc.                $2,000,000
                                        ----------
Additional Investments:
	Genomica Corporation                $500,000
	Sundial Marketplace Corporation (3) $427,500
                                        ----------

(1) Formerly named MyPersonalAdvocate.com, Inc.
(2) Formerly named iPacer Corporation.
(3) Acquired by Essential.com, Inc.

Loans:
	NeuroMetrix, Inc. (4)               $750,000
	Questech Corporation (5)            $100,000
	Sundial Marketplace Corporation (3) $150,000
                                         ----------
Exercise of Warrants Held:
	Alliance Pharmaceutical Corp.        $490,000
                                         ----------
      Total                              $6,417,500
                                         ==========
(3) Converted to equity and acquired by Essential.com, Inc.
(4) Converted to equity as part of a recently completed $13 million equity financing of NeuroMetrix, Inc.
(5) Converted to equity as part of a $3.4 million equity financing of Questech Corporation.

Results of Operations

Investment Income and Expenses:

     The Company had a net operating income (loss) of $3,310,250 in 2000, ($9,636,336) in 1999 and ($2,815,112) in 1998. The net
operating income for 2000 reflected a decrease in the employee profit-sharing accrual that resulted in a credit to expenses of ($4,812,675). The net operating losses in 1999 and 1998 reflect accruals for employee profit sharing of $8,110,908 and $899,751, respectively. When unrealized appreciation as of a certain period subsequently decreases the profit-sharing accrual will be decreased accordingly, resulting in a credit to expenses, thereby reducing expenses for such subsequent year by that amount.

    The Company's primary investment objective is to achieve long-term capital appreciation rather than current income from its investments. Therefore, a significant portion of the investment portfolio is structured to attempt to enhance the potential for capital appreciation and provides little or no current yield in the form of dividends or interest. The Company does earn interest income from fixed-income securities, including U.S. Government obligations. The amount of interest income earned varies based upon the average balance of the Company's fixed-income portfolio and the average yield on this portfolio. The Company also received or accrued net after-tax distributions from its investment in PHZ Capital Partners, L.P. in 2000 of $121,510, in 1999 of $490,950 and in 1998 of $50,000.
The Company does not regard distributions from PHZ as predictable.

     The Company had total investment income of $687,050 in 2000, $287,684 in 1999 and $585,486 in 1998. The Company had
interest income from fixed-income securities of $554,233 in 2000, $234,347 in 1999 and $355,591 in 1998. The increase from
1999 to 2000 of $319,886 or 136.5 percent was owing to the Company having additional funds to invest as the result of the sale of the SciQuest.com and Alliance Pharmaceutical securities.
 The decrease from 1998 to 1999 of $121,244 or 34.1 percent was primarily owing to a decline in the balance of the Company's fixed-income portfolio during 1999 and 1998 as a result of the payment of dividends, additional investments and operating expenses.

     The Company had interest income from affiliated companies of $64,950 in 2000, $48,526 in 1999 and $124,877 in 1998. The
increase from 1999 to 2000 of $16,424 or 33.8 percent and the decrease from 1998 to 1999 of $76,351 or 61.1 percent is owing to the change in amount of outstanding loans during the periods. The amount of outstanding loans to investee companies varies. Typically, loans made to investee companies are bridge loans and are converted into equity at the next financing.

     The Company had other income of $65,867 in 2000, $3,911 in 1999 and $102,468 in 1998. The other income in 2000 represents rental income for subleasing office space; in December 1999, the Company began subleasing office space to an unaffiliated party. The other income in 1998 reflected income from an affiliated company, BioSupplyNet, to reimburse the Company for consulting fees previously paid and expensed by the Company on behalf of BioSupplyNet.

     Operating expenses were ($2,623,200) in 2000, $9,924,020 in
1999 and $3,634,786 in 1998. The operating expenses for the year ended December 31, 2000 reflect a reversal of a prior expense accrual of $4,812,675 in the employee profit-sharing plan, as a result of a net decrease in unrealized appreciation for the current year, resulting in a credit to expenses. Salaries and benefits increased $202,037 or 24.2 percent primarily as a result of the Company's contribution to the Supplemental Executive Retirement Plan or SERP. (See "Note 5 of Notes to Consolidated Financial Statements" contained in Item 8. "Consolidated Financial Statements and Supplementary Data.") Professional fees decreased by $21,288 or 6.4 percent. Administration and operations expenses increased $66,441 or 20.8 percent primarily as a result of increased printing and distribution costs for the Company's shareholder reports as a result of a significant increase in the number of beneficial shareholders from 1999 to 2000. During 2000, the Company incurred a total of $146,141 in interest costs on outstanding debt during the first quarter of 2000; $36,500 interest paid on a note and $109,641 on warrants. Director's fees and expenses decreased by $19,859 or 16.5 percent as the result of the Company holding fewer director meetings in 2000 than in 1999.

     The increase in expenses from 1998 to 1999 of $6,289,234 or
173.0 percent is primarily owing to an increase in the expense for the Company's employee profit-sharing plan of $7,211,157 or an 801.5 percent increase over the prior year as a result of the net increase in unrealized appreciation of the Company's investments of approximately $40,709,767. A total of $1,138,551 of the profit-sharing on the 1999 net realized gains was paid in 2000. (See "Note 3 of Notes to Consolidated Financial Statements" contained in Item 8. "Consolidated Financial Statements and Supplementary Data.")

     Other than the increase in the employee profit-sharing plan accrual and a decrease in professional fees, which decreased by $79,591 or 19.3 percent as a result of lower legal fees, expenses remained stable. Salaries and benefits increased by $3,579 or less than one percent; administration and operations decreased by $11,712 or 3.5 percent; depreciation decreased by $12,481 or 26.0 percent as a result of assets that were fully depreciated as of the end of 1998; rent increased by $3,472 or
2.2 percent; directors' fees and expenses decreased by $8,925 or

6.9 percent because the Company had one fewer director in 1999 than in 1998. Other expense in 1998 includes the final payment on the Harris & Harris Group Senior Professorship pledge to the
Massachusetts Institute of Technology of $728,862.

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

Realized Gains and Losses on Sales of Portfolio Securities:

     During the three years ended December 31, 2000, 1999 and 1998, the Company sold various investments and received distributions, realizing net gains (losses) of $19,065,267, $10,976,714 and ($1,718,528), respectively.

     During 2000, the Company realized total net gains of $19,065,267 including $9,693,446 on the sale of its entire position in Alliance Pharmaceutical, $7,407,377 on the sale of its original position in SciQuest.com (the Company purchased an additional 350,000 shares during the year); $1,054,818 on the sale of 61,043 shares of Kana Communications, $241,025 on the sale of 85,100 shares of Nanophase Technologies; $528,021 from PHZ Capital Partners LP; and $147,528 on the realization of the reserve on the NBX/3Com escrow (the Company received in full the escrowed funds on March 6, 2000). As a result of the gains and losses realized during 2000, unrealized appreciation decreased by $21,400,036.

     During 1999, the Company realized total net gains of $10,976,714, including $10,584,630 on the sale of NBX Corporation to 3Com Corporation; $160,918 on the sale of 87,600 shares of Princeton Video Image, Inc.; and the receipt of a cash distribution from PHZ Capital Partners, L.P. of approximately $612,170. The Company also incurred losses of approximately $381,004 on the sale of various publicly traded investments. As a result of gains and losses realized during 1999, unrealized appreciation decreased by $4,234,794.

     During 1998, the Company realized total net losses of $1,718,528. These net losses included: $209,999 on its privately held investment in MultiTarget, Inc.; losses on publicly held investments that were once privately held, including (1) CORDEX Petroleums, Inc. in the amount of $357,736;
(2) Princeton Video Image, Inc., $288,369; and (3) Voice Control Systems, Inc. (which purchased the Company's investee company, PureSpeech, Inc.), $724,826. The Company also had a realized net loss of $187,598 in various publicly traded securities. During 1998, the Company received a cash distribution of $50,000 from PHZ Capital Partners, L.P. As a result of gains and losses realized during 1998, unrealized appreciation increased by $1,171,496.

Unrealized Appreciation and Depreciation of Portfolio
Securities:

     The Board of Directors values the portfolio securities on a quarterly basis pursuant to the Company's Asset Valuation guidelines in accordance with the 1940 Act. (See "Footnote to Consolidated Schedule of Investments" contained in Item 8. "Consolidated Financial Statements and Supplementary Data.")

     In 2000, net unrealized appreciation on investments decreased by $37,934,593 or 80.9 percent from $46,882,521 to $8,947,928, primarily as a result of declines in the values of the Company's holdings in SciQuest.com, Kana Communications, and Questech Corporation of $26,102,456 (net of gain realized on sale), $3,816,204 (net of gain realized on sale) and $1,165,874, respectively, offset by increases in the values of the Company's holdings in Nanophase Technologies Corporation, Genomica Corporation and Essential.com of $3,709,449, $1,330,949 and $854,467, respectively. (See "Consolidated Schedule of Investments" contained in Item 8. "Consolidated Financial Statements and Supplementary Data.")

     In 1999, net unrealized appreciation on investments increased by $36,474,973 or 350.5 percent, from $10,407,548 to
$46,882,521. The most significant increases in valuation during 1999 were in: SciQuest.com, Inc., $31,981,750; Silknet Software, Inc. (which acquired InSite Marketing Technology, Inc.), $4,899,062; Alliance Pharmaceutical Corp., $3,839,000; and Nanophase Technologies Corporation, $1,935,016. The increase in valuations was offset by the reclassification of the Company's gain in NBX Corporation of $4,716,062 from unrealized to realized.

     In 1998, net unrealized appreciation on investments increased by $2,248,816 or 27.6 percent, from $8,158,732 to $10,407,548. The most significant increases in valuations during 1998 were in: NBX Corporation, $1,865,766; NeuroMetrix, Inc., $4,400,125; and PHZ Capital Partners, L.P., $443,432. The most significant decrease during 1998 was in Nanophase Technologies Corporation, $5,508,466. Other changes included an increased valuation of Genomica Corporation, offset primarily by decreased valuations in MedLogic Global Corporation and Princeton Video Image, Inc.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash, receivables and freely marketable securities (net of discounts for size of positions, if any). The Company's secondary sources of liquidity are restricted securities of companies that are publicly traded. At December 31, 2000, December 31, 1999 and December 31, 1998, respectively, the Company's total primary liquidity was $23,039,736, $6,622,216 and $5,547,984. On the corresponding dates, the Company's total secondary liquidity was $3,040,679, $38,230,812 and $0. The Company's tertiary source of liquidity is its holding in PHZ Capital Partners, L.P., from which the Company received or accrued net after-tax distributions in 2000, 1999 and 1998 of approximately $121,510, $490,950 and $50,000, respectively.

	The increase in the Company's primary source of liquidity from December 31, 1999 to December 31, 2000 is primarily owing to: (1) Alliance Pharmaceutical shares which became freely tradable and were subsequently sold for proceeds of $11,385,446;
(2) sale of SciQuest.com stock for proceeds of $8,257,377; (3) increase in the value of Nanophase Technologies shares of $3,709,449; (4) sale of 61,043 shares of Kana Communications for proceeds of $1,504,762; (5) receipt of escrowed funds plus interest of $1,541,136; and (6) receipt of funds from the liquidation of Adaptive Web Technologies of $993,830.

	This increase in the Company's primary liquidity was offset by: (1) the payment of the 1999 employee profit sharing of $1,138,551; (2) the investments of $2,000,000 in Harris Newco, Inc., $1,500,000 in Experion Systems, $500,000 in Informio, $500,000 in Genomica, $490,000 for the exercise of warrants to purchase common stock in Alliance Pharmaceutical, $577,500 in Sundial Marketplace (which was acquired on June 29, 2000 by Essential.com in a tax-free merger); (3) the loans of $750,000 to NeuroMetrix, and $100,000 to Questech; and (4) the use of funds for operating expenses.

     The decrease in the Company's secondary source of liquidity from December 31, 1999 to December 31, 2000 is primarily owing to the expirations of the lock-up periods on SciQuest.com and Silknet Software (which subsequently merged with Kana Communications) offset by the completion of the initial public offering of Genomica Corporation, which commenced trading on September 29, 2000. The Company's position in Genomica is subject to a lock-up agreement which expires on March 27, 2001.

	In 2000, the changes in the values of SciQuest.com, Kana
Communications, Nanophase Technologies and Alliance
Pharmaceutical reflected the extreme stock market volatility in the shares of smaller, high technology companies.

     From December 31, 1999 to December 31, 2000, restricted funds increased by $265,183 or 100 percent as a result of the establishment of the Company's contribution to the Supplemental Executive Retirement Plan or SERP account. Funds in escrow decreased by $1,327,748 or 100 percent, owing to the receipt of the full escrowed funds plus accrued interest for a total of $1,541,136 on March 6, 2000.

     From December 31, 1999 to December 31, 2000, the Company's liability for accrued profit sharing and deferred income tax liability changed significantly. Accrued profit sharing decreased by $5,951,226 to $3,483,241 as a result of payment of $1,138,551 of the 1999 profit sharing and the reversal of a prior expense accrual of $4,812,675 owing to the decrease in unrealized appreciation for the year ended December 31, 2000. Approximately $2,325,071 of the profit-sharing accrual will be paid out in 2001 as follows: 90 percent in February 2001 and the remaining 10 percent upon the completion and filing of the Company's 2000 federal tax return.

     The Company's total income tax liability increased by $5,598,262 to $7,116,036 primarily as a result of the federal income tax payable on the shareholders' behalf on the net realized long-term capital gains which the Company currently plans to retain rather than distribute as a cash dividend. Accordingly, the Company declared a designated undistributed capital gain dividend for a total of $16,253,987 and paid a total of $5,688,896 in federal income taxes in January 2001. (See "Note 6 of Notes to Consolidated Financial Statements" contained in Item 8. "Consolidated Financial Statements and Supplementary Data.")

     On October 12, 2000, the Company announced that the Board of Directors had authorized a repurchase program in the open market of up to $2 million of the Company's stock. Through December 31, 2000, the Company had purchased a total of 176,600 shares at approximately $3.00 per share for a total of $530,051.

     The Company's primary sources of liquidity, including cash, receivables and freely marketable securities, are more than adequate to cover the Company's gross cash operating expenses over the next 12 months. Such gross cash operating expenses totaled $2,051,086, $1,777,657 and $2,687,099 in 2000, 1999 and
1998, respectively. The Company's secondary sources of liquidity are the restricted securities of companies, all of which are scheduled to become freely tradable at various times in the year 2001. The Company cannot predict the amount, if any, of net after-tax distributions that it might receive from its holding in PHZ in the year 2001.

Recent Developments -- Portfolio Companies

     During January 2001, the Company sold in the open market its entire position of 350,000 shares of SciQuest.com, Inc. common stock (NASDAQ: SQST) at an average net price of $2.08 per share, resulting in a realized loss of $1,258,679.

     On January 26, 2001, the Company announced that it had invested $750,000 in a Series B Convertible Preferred security for approximately a 10 percent fully diluted equity interest in Schwoo, Inc. Schwoo is a privately held Pittsburgh-based corporation. The company is developing software that automatically manages e-commerce security infrastructure. The Schwoo system is designed to operate on an integrated basis across network, host and application layers to defend systems from security attacks.

     On February 28, 2001, the Company noted that it had converted its NeuroMetrix Note to equity as part of NeuroMetrix's
$13 million third round venture financing.

Recent Developments -- Sub-Chapter M Status

     The qualification of the Company as a RIC under Sub-Chapter M of the Code depends on it satisfying certain technical requirements regarding its income, investment portfolio and distributions. (See "Sub-Chapter M Status" contained in Item.
1 "Business"). The Company was unable to satisfy these requirements for the 1998 tax year owing to the nature of the Company's ownership interest in one of its investee companies. In addition, because it realized taxable losses in 1998, it was not strategically advantageous for the Company to elect Sub-Chapter M tax status for 1998. The Company changed the nature of its ownership interest in the non-qualifying investee company effective January 1, 1999 in order to meet the Sub-Chapter M requirements.

     In 1999, because of changes in its investment portfolio, the Company requested recertification from the SEC relating to the Company's status under section 851(e) of the Code. On February 24, 2000, the Company received the certification, and the Company elected Sub-Chapter M tax treatment for 1999. During 1999, the Company declared a cash dividend of $0.35 per share (for a total of $3,647,017), thereby distributing part of the long-term capital gain generated in 1999 by the sale of NBX Corporation to 3Com Corporation. Approximately $143,261 of the long-term capital gain for 1999 was not distributed during 1999. Accordingly, on September 20, 2000, the Company declared a $0.02 dividend (for a total of $184,817). For the year ended December 31, 1999, the Company incurred approximately $20,000 in excise taxes.

     On March 8, 2001, the Company received SEC certification and qualified for RIC treatment for 2000. Although the SEC certification for 1999 and 2000 was issued, there can be no assurance that the Company will receive such certification for subsequent years (to the extent it needs additional certification as a result of changes in its portfolio) or that it will actually qualify as a RIC for subsequent years. In addition, under certain circumstances, even if the Company qualified for Sub-Chapter M treatment in a given year, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a C Corporation, rather than as a RIC.

     On December 14, 2000, the Company announced that its Board of Directors, in accordance with rules governing a RIC under Sub-Chapter M of the Code, declared a designated undistributed capital gain dividend (also known as a deemed dividend) of $1.78 per share, for a total of $16,253,987 and paid corporate taxes on behalf of shareholders of $0.62 per share, for a total of $5,688,896. Each shareholder will receive an IRS Form 2439 which will reflect receipt of the deemed dividend income and a tax credit equal to the shareholder's proportionate share of the tax paid by the Company.

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
Risk

     The Company's business activities contain elements of risk. The Company considers a principal type of market risk to be valuation risk. Investments are stated at "fair value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission. All assets are valued at fair value as determined in good faith by, or under the direction of, the Board of Directors. (See "Asset Valuation Policy Guidelines" in the "Footnote to Consolidated Schedule of Investments" contained in Item 8. "Consolidated Financial Statements and Supplementary Data.")

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

     Because there is typically no public market for the equity interests of the small companies in which the Company invests, the valuation of the equity interests in the Company's portfolio is subject to the estimate of the Company's Board of Directors in accordance with the Company's Asset Valuation Policy Guidelines. In the absence of a readily ascertainable market value, the estimated value of the Company's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in valuation are recorded in the Company's consolidated statements of operations as "Net (decrease) increase in unrealized appreciation on investments."

Item 8. Consolidated Financial Statements and Supplementary Data



                 HARRIS & HARRIS GROUP, INC.
    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


The following reports and consolidated financial schedules of Harris & Harris Group, Inc. are filed herewith and included in response to Item 8.

Documents                                                  Page

     Report of Independent Public Accountants. . . . . .     30

Consolidated Financial Statements

     Consolidated Statements of Assets and Liabilities
          as of December 31, 2000 and 1999. . . . . . . .    31

     Consolidated Statements of Operations for the
          years ended December 31, 2000, 1999, and 1998 .    32

     Consolidated Statements of Cash Flows for the
         years ended December 31, 2000, 1999, and 1998. .    33

     Consolidated Statements of Changes in Net Assets
         for the years ended December 31, 2000, 1999,
         and 1998 . . . . . . . . . . . . . . . . . . . .    34

     Consolidated Schedule of Investments as of
         December 31, 2000. . . . . . . . . . . . . . . . 35-39

     Footnote to Consolidated Schedule of Investments . . 40-42

     Notes to Consolidated Financial Statements . . . . . 43-50

     Selected Per Share Data and Ratios for the
        years ended December 31, 2000, 1999, 1998,
        1997 and 1996 . . . . . . . . . . . . . . . . . .    51

     Schedules other than those listed above have been omitted because they are not applicable or the required information is presented in the consolidated financial statements and/or related notes.

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Harris & Harris Group, Inc.:

     We have audited the accompanying consolidated statements of assets and liabilities of Harris & Harris Group, Inc. (a New York corporation) as of December 31, 2000 and 1999, including the consolidated schedule of investments as of December 31, 2000, and the related consolidated statements of operations, cash flows and changes in net assets for the three years ended December 31, 2000, and the selected per share data and ratios for each of the five years ended December 31, 2000. These consolidated financial statements and selected per share data and ratios are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and selected per share data and ratios based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and selected per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2000 and 1999, by correspondence with the custodian and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As explained in Note 2, the consolidated financial statements include securities valued at $16,782,438 (52.72 percent of net assets), whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

     In our opinion, the consolidated financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of Harris & Harris Group, Inc. as of December 31, 2000 and 1999, the results of their operations, their cash flows and the changes in their net assets for the three years ended December 31, 2000, and the selected per share data and ratios for each of the five years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                  /s/  Arthur Andersen LLP
                                  -------------------------
New York, New York
February 28, 2001

           CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                ASSETS

                                 December 31, 2000    December 31, 1999

Investments, at value (See accompanying consolidated
schedule of investments and notes). . . .   $42,568,559     $63,535,651
Cash and cash equivalents . . . . . . . .       253,324         133,256
Restricted funds (Note 5) . . . . . . . .       265,183               0
Funds in escrow (Note 7). . . . . . . . .             0       1,327,748
Interest receivable . . . . . . . . . . .        30,082          44,189
Prepaid expenses. . . . . . . . . . . . .        82,615          74,328
Note receivable . . . . . . . . . .  . .         10,888          32,663
Other assets. . . . . . . . . . . . . . .       132,772         172,933
                                            -----------     -----------
Total assets. . . . . . . . . . . . . . .   $43,343,423     $65,320,768
                                            ===========     ===========
                          LIABILITIES & NET ASSETS

Accounts payable and accrued liabilities.      $771,763     $   700,566
Payable to broker for unsettled trade . .       115,005               0
Accrued profit sharing (Note 3) . . . . .     3,483,241       9,434,467
Deferred rent . . . . . . . . . . . . . .        23,903          33,156
Current income tax liability (Note 6) . .     5,751,566               0
Deferred income tax liability (Note 6). .     1,364,470       1,517,774
                                            -----------     -----------
Total liabilities . . . . . . . . . . . .    11,509,948      11,685,963
Commitments and contingencies (Notes 7)     -----------     -----------

Net assets. . . . . . . . . . . . . . . .   $31,833,475     $53,634,805
                                            ===========     ===========
Net assets are comprised of:
Preferred stock, $0.10 par value,
2,000,000 shares authorized;
none issued . . . . . . . . . . . . . .   $           0     $         0
Common stock, $0.01 par value, 25,000,000
   shares authorized; 10,692,971 issued
   at 12/31/00 and at 12/31/99. . . . . . .     106,930         106,930
Additional paid in capital (Note 4) . . . .  26,724,595      16,159,504
Additional paid in capital - common
   stock warrants . . . . . . . . . . . . .     109,641               0
Accumulated net realized gain (loss). . . .     642,418      (5,192,860)
Accumulated unrealized appreciation of
   investments, net of deferred tax
   liability of $1,630,506 at 12/31/00
and $1,783,810 at 12/31/99. . . . . . . . .   7,317,422      45,098,711
Treasury stock, at cost (1,628,740
   shares at 12/31/00 and
1,452,140 at 12/31/99). . . . . . . . . . .  (3,067,531)     (2,537,480)
                                            ------------    -----------
Net assets. . . . . . . . . . . . . . . . . $31,833,475     $53,634,805
                                            ===========     ===========
Shares outstanding. . . . . . . . . . . . .   9,064,231       9,240,831
                                            ===========     ===========
Net asset value per outstanding share . . . $      3.51     $      5.80
                                            ===========     ===========
            The accompanying notes are an integral part of
              these consolidated financial statements.

              CONSOLIDATED STATEMENTS OF OPERATIONS

                          Year Ended    Year Ended    Year Ended
                            December      December      December
                            31, 2000      31, 1999      31, 1998

Investment income:
 Interest from:
  Fixed-income
   Securities. . . . . $     554,233   $    34,347  $    355,591
  Affiliated
   Companies . . . . .        64,950        48,526       124,877
 Dividend income --
   unaffiliated
   companies . . . . .         2,000           900         2,550
 Other income. . . . .        65,867         3,911       102,468
                       -------------    ----------  ------------
    Total investment
     Income . . . . . .      687,050       287,684       585,486

Expenses:
 Profit-sharing
  (reversal) accrual
  (Note 3) . . . . . .    (4,812,675)    8,110,908       899,751
 Salaries and benefits.     1,036,737      834,700       831,121
 Professional fees. . .       310,601      331,889       411,480
 Administration and
  Operations . . . . .        385,608      319,167       330,879
 Rent . . . . . . . . .       166,816      162,987       159,515
 Directors' fees
  and expenses . . . .        100,469      120,328       129,253
 Depreciation. . . . .         28,748       35,455        47,936
 Custodian fees. . . .         14,355        8,586        10,513
 Other expense . . . .              0            0       728,862
 Interest expense
  (Note 4). . . . . .         146,141            0        85,476
                       --------------  -----------  ------------
  Total expenses. . .      (2,623,200)   9,924,020     3,634,786
                       --------------  -----------  ------------
 Operating income
  (loss) before
  income taxes. . . .       3,310,250   (9,636,336)   (3,049,300)
 Income tax benefit
  (Note 6). . . . . .               0            0       234,188
                       --------------  -----------  -------------
Net operating
  income (loss) . . .       3,310,250   (9,636,336)   (2,815,112)

Net realized gain (loss) on investments:
 Realized gain (loss)
  on sale of
  investments . . . .      19,065,267   10,976,714    (1,718,528)
                        -------------  -----------   ------------
 Total realized
  gain (loss) . . . .      19,065,267   10,976,714    (1,718,528)
 Income tax expense
  (Note 6). . . . . .        (101,435)  (2,361,044)            0
                        -------------  -----------   -----------
 Net realized gain
  (loss) on
  investments . . . .      18,963,832     8,615,670    (1,718,528)
                         ------------  ------------  ------------
Net realized
 income (loss). . . .      22,274,082    (1,020,666)   (4,533,640)

Net (decrease) increase in unrealized appreciation on investments:
 Increase as a
  result of
  investment sales. .               0       704,801     2,135,176
 Decrease as a
  result of
  investment sales. .     (21,400,036)   (4,939,595)     (963,680)
 Increase on
  investments held. .      26,741,283    43,186,960     9,766,320
 Decrease on
  investments held. .     (43,275,840)   (2,477,193)   (8,689,000)
                        -------------   -----------   -----------
 Change in unrealized
  appreciation on
   investments. . . .     (37,934,593)   36,474,973     2,248,816
 Income tax benefit
  (expense) (Note 6).         153,304     1,627,074      (592,986)
                         ------------    ----------   -----------
 Net (decrease)
  increase in
  unrealized
  appreciation
  on investments. . .     (37,781,289)   38,102,047     1,655,830
                         ------------   -----------   -----------
Net (decrease) increase in net assets resulting from operations:

 Total. . . . . . . . .  $(15,507,207)  $37,081,381   $(2,877,810)
                         ============   ===========   ===========
 Per outstanding
  Share . . . . . . . .  $      (1.71)  $      4.01   $     (0.27)
                         ============   ===========   ===========

              The accompanying notes are an integral part of
                these consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                         Year Ended    Year Ended    Year Ended
                           December      December      December
                           31, 2000      31, 1999      31, 1998

Cash flows used in operating activities:
Net (decrease)
 increase in net
 assets resulting
 from operations . . . $(15,507,207)   $37,081,381 $ (2,877,810)
Adjustments to reconcile net
 (decrease) increase in net assets
 resulting from operations to net
 cash used in operating activities:
 Net realized and
  unrealized loss
  (gain) on
  investments. . . . .    18,869,326   (47,451,687)    (480,288)
 Deferred income
  Taxes. . . . . . . .      (153,304)      586,710      263,367
 Depreciation. . . . .        28,748        35,455       47,936
 Other . . . . . . . .       109,641             0       (2,927)
 Interest received
  in stock. . . . . .        (27,009)            0            0
Changes in assets and liabilities:
 Restricted funds . .       (265,183)            0            0
 Receivable from
  broker for
  unsettled trades. .              0       380,707     (380,707)
 Funds in escrow. . .      1,327,748    (1,327,748)           0
 Interest receivable.         14,107       (43,523)     110,440
 Prepaid expenses . .         (8,287)       16,321       (5,523)
 Notes receivable . .              0             0      (32,663)
 Other assets . . . .         18,384       (41,281)      86,312
 Accounts payable
  and accrued
  liabilities . . . .         71,197        195,448      81,235
 Payable to broker
  for unsettled
  trade . . . . . . .        115,005              0           0
 Accrued profit
  Sharing . . . . . .     (5,951,226)     8,110,908     899,751
 Deferred rent. . . .         (9,253)        (9,253)     (9,253)
 Current income tax
  Liability . . . . .         62,670              0           0
                       -------------    ------------  ----------
 Net cash used in
  operating
  activities. . . . .     (1,304,643)     (2,466,562) (2,300,130)

Cash provided by investing activities:
 Net (purchase) sale
  of short-term
  investments and
  marketable
  securities. . . . .    (14,480,590)        240,590  14,683,171
 Investment in
  private placements
  and loans . . . . .     (6,417,500)     (4,077,001)   (960,308)
 Proceeds from
  sale of
  investments . . . .     23,022,868      12,274,632      32,663
 Purchase of
  fixed assets. . . .         (6,974)         (9,261)    (16,426)
                        ------------     -----------  ----------
 Net cash provided
  by investing
  activities. . . . .      2,117,804       8,428,960  13,739,100

Cash flows used in financing activities:
 Payment of dividend.       (184,817)     (3,647,017) (8,019,728)
 Purchase of
  treasury stock
  (Note 4). . . . . .       (530,051)     (2,373,551)   (254,786)
 Proceeds from
  note payable. . . .      3,000,000               0           0
 Payment of note
  payable (Note 4). .     (3,000,000)              0  (4,000,000)
 Proceeds from
  sale of stock
  (Note 4). . . . . .              0          17,283      54,099
 Collection on notes
  Receivable. . . . .         21,775          10,000     800,000
                         -----------    ------------  ----------
 Net cash used
  in financing
  activities. . . . .      (693,093)     (5,993,285) (11,420,415)
                         ----------     -----------  -----------
Net increase (decrease) in cash and cash equivalents:
 Cash and cash
  equivalents at
  beginning of
  the year. . . . . .       133,256         164,143      145,588
 Cash and cash
  equivalents at
  end of the year. . .      253,324         133,256      164,143
                         ----------      ----------   ----------
 Net increase
  (decrease) in
  cash and cash
  equivalents. . . . . $    120,068    $    (30,887)  $    18,555
                       ============    ============   ===========
Supplemental disclosures of cash flow information:
 Income taxes paid . . $    117,134    $     122,560  $      372
 Interest paid . . . . $     36,500    $           0  $   85,476

             The accompanying notes are an integral part of
              these consolidated financial statements.

         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

                         Year Ended    Year Ended    Year Ended
                           December      December      December
                           31, 2000      31, 1999      31, 1998

Changes in net assets from operations:

 Net operating income
  (loss). . . . . . . . $ 3,310,250  $ (9,636,336)  $(2,815,112)
 Net realized gain
  (loss) on
  investments . . . . .  18,963,832     8,615,670    (1,718,528)
 Net (decrease) increase
  in unrealized
  appreciation on
  investments as a
  result of sales . . . (21,246,732)   (2,607,720)      578,510
 Net (decrease)
  increase in
  unrealized
  appreciation on
  investments held. . . (16,534,557)    40,709,767    1,077,320
                       ------------  -------------  -----------

 Net (decrease)
  increase in net  assets resulting
  from operations . . . (15,507,207)    37,081,381   (2,877,810)

Changes in net assets from
capital stock transactions:

 Payment of dividend. .    (184,817)    (3,647,017)  (8,019,728)
 Purchase of
  treasury stock. . . .    (530,051)    (2,373,551)    (254,786)
 Proceeds from sale
  of stock. . . . . . .           0         17,283       54,099
 Deemed dividend
  shareholder tax
  credit. . . . . . . .  (5,688,896)             0            0
 Additional paid in
  capital warrants. . .     109,641              0            0
                        -----------    -----------  -----------
Net decrease in net
 assets resulting
 from capital stock
 transactions . . . . .  (6,294,123)    (6,003,285)  (8,220,415)
                        -----------    -----------  -----------

Net (decrease)
 increase in net
 assets . . . . . . . . (21,801,330)    31,078,096  (11,098,225)
                        -----------    -----------  ------------
Net Assets:

 Beginning of the year.  53,634,805     22,556,709    33,654,934
                        -----------    -----------   -----------
 End of the year. . . . $31,833,475    $53,634,805   $22,556,709
                        ===========    ===========   ===========


          The accompanying notes are an integral part of these consolidated financial statements.


   CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2000

                             Method of       Shares/
                         Valuation (3)    Principal       Value

Investments in Unaffiliated Companies (16)(18)(19) -- 17.2% of total investments

Publicly Traded Portfolio -- 8.4% of total investments

Genomica Corporation (1)
  (2)(6)(7) -- Develops
  software that enables the
  study of complex genetic
  diseases -- 2.94% of
  fully diluted equity
  Common Stock. . . . . . . .   (C)          731,111    $3,040,679

Kana Communications, Inc.
  (1)(8) -- Provides customer-
  centric e-business applications
  and systems
  Common Stock. . . . . . . .   (C)            6,791        78,096

SciQuest.com, Inc. (1)(9)
  -- Internet e-commerce
  source for scientific
  products
  Common Stock. . . . . . . .   (C)          350,000      459,375
                                                       ----------
Total Publicly Traded Portfolio (cost: $3,537,817). . .$3,578,150
                                                       ----------
Private Placement Portfolio (Illiquid) -- 8.8% of total investments

Essential.com, Inc. (1)(2)
  (10) -- Online energy and
  communications marketplace
  - 0.59% of fully diluted equity
  Common Stock. . . . . . . .   (B)           169,185  $2,204,000

Exponential Business
  Development Company (2)(5)
   -- Venture capital
   partnership focused on
   early stage companies
  Limited partnership
   Interest . . . . . . . . .   (A)              -         25,000

Informio, Inc. (1)(2)(4)
  (6)(11) -- Developing
  audio web portal technology
  Series A Convertible
   Preferred Stock. . . . . .   (A)               -       504,601

Kriton Medical, Inc. (1)
  (2)(5)(6) -- Research and
  development of medical
  devices -- 1.86% of fully
  diluted equity
  Series B Convertible
   Preferred Stock . . . . . .   (A)          476,191	  1,000,001

MedLogic Global Corporation
  (1)(2)(6) -- Medical
  cyanoacrylate adhesive --
  0.23% of fully diluted equity
  Series B Convertible
   Preferred Stock . . . . . .   (D)           54,287
  Common Stock . . . . . . . .   (D)           25,798      --
                                                       ----------
Total Private Placement Portfolio (cost: $3,912,910). .$3,733,602
                                                       ----------
Total Investments in Unaffiliated Companies
  (cost: $7,450,727). . . . . . . . . . . . . . . . . .$7,311,752
                                                       ----------
             The accompanying notes are an integral part of
                   this consolidated schedule.

  CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2000

                            Method of       Shares/
                         Valuation (3)    Principal       Value

Investments in Non-Controlled Affiliated Companies (16)(19) -- 41.6% of total investments

Publicly Traded Portfolio -- 15.6% of total investments

Nanophase Technologies
  Corporation (1)(12) -
  Manufactures and markets
  inorganic crystals of
  nanometric dimensions --
  4.44% of fully diluted
  equity
  Common Stock. . . . . . . .   (C)          672,916   $6,661,868
                                                       ----------
Total Publicly Traded Portfolio (cost: $1,162,204). . .$6,661,868
                                                       ----------
Private Placement Portfolio (Illiquid) -- 26.0% of total investments

Experion Systems, Inc. (1)
  (2)(4)(6)(13) -- Provides
  e-business software selling
  platforms based on trust-
  based marketing -- 15.35%
  of fully diluted equity
  Convertible Preferred Stock.   (A)         187,500   $1,500,000

NeuroMetrix, Inc. (1)
  (2)(6)(15) -- Medical
  devices for monitoring
  neuromuscular disorders
  -- 15.63% of fully diluted
  equity
  Series A Convertible
   Preferred Stock. . . . . .    (B)         175,000
  Series B Convertible
   Preferred Stock. . . . . .    (B)         125,000
  Series C-2 Convertible
   Preferred Stock. . . . . .    (B)         229,620
  8% Convertible Note . . . .    (A)        $750,000    6,708,225

PHZ Capital Partners
  Limited Partnership (2)(14)
   -- Organizes and manages
  investment partnerships
  -- 20.0% of fully diluted
  equity
  Limited partnership
   Interest . . . . . . . . .    (D)              -     1,870,013

Questech Corporation (1)
  (2)(6) -- Manufactures and
  markets proprietary metal
  decorative tiles and signs
  -- 9.87% of fully diluted equity
  Common Stock. . . . . . . .    (B)          646,954
  Warrants at $5.00
   expiring 11/15/04. . . . .    (A)            1,965
  Warrants at $4.00
   expiring 11/28/01. . . . .    (A)           152,422
  Warrants at $1.50
   expiring 11/16/05. . . . .    (A)             1,250    970,598
                                                      -----------
Total Private Placement Portfolio (cost: $7,462,613). $11,048,836
                                                      -----------
Total Investments in Non-Controlled Affiliated
  Companies (cost: $8,624,817). . . . . . . . . . . . $17,710,704
                                                      -----------
          The accompanying notes are an integral part of this consolidated schedule.

   CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2000

                             Method of       Shares/
                         Valuation (3)    Principal       Value

Private Placement Portfolio in Controlled Affiliated (16)(19) -- 4.7% of total investments

Harris Newco, Inc. (1)
  (2)(4)(6)(17) -- 100%
  of fully diluted equity
  Series A Convertible
    Preferred Stock. . . . .    (A)              100   $2,000,000
                                                       ----------
Total Private Placement Portfolio in
  Controlled Affiliates (cost: $2,000,000). . . . . . .$2,000,000
                                                       ----------
U.S. Government and Agency Obligations -- 36.5% of total investments

Federal Home Loan Bank
 Discount Notes -
  due date 1/3/01. . . . .    (K)         $1,800,000   $1,799,046
Federal Home Loan Bank
  Discount Notes -
due date 1/5/01. . . . . .    (K)         $2,000,000    1,998,240
U.S. Treasury Bill dated
  7/27/00 due date -
  1/25/01 - 5.5% yield . .    (K)         $1,600,000    1,593,872
Federal Home Loan Bank
  Discount Notes -
  due date 1/24/01 . . . .    (K)         $  950,000      946,029
Federal Home Loan Bank
  Discount Notes -
  due date 02/07/01. . . .    (K)         $  400,000      397,352
U.S. Treasury Bill dated
  8/10/00 due date -
  2/8/01 -- 5.4% yield . .    (K)         $2,800,000    2,783,648
Federal Farm Credit Bank
  Discount Notes -
  due date 3/1/01. . . . .    (K)         $1,000,000      989,560
Federal National Mortgage Assn.
  Bank Discount Notes -
  due date - 3/8/01. . . .    (K)         $3,300,000    3,261,522
Federal Home Loan Bank
  Discount Notes -
  due date 3/15/01. . . .     (K)         $1,800,000    1,776,834
                                                      -----------
Total Investments in U.S. Government and
  Agency Obligations (cost: $15,545,087). . . . . . . $15,546,103
                                                      -----------
Total Investments -- 100% (cost: $33,620,631) . . . . $42,568,559
                                                      ===========

              The accompanying notes are an integral part of
                      this consolidated schedule.

  CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2000

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

(5) No changes in valuation occurred in these investments during the 12 months ended December 31, 2000.

(6) These investments are development stage companies. A development stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations or it has commenced such operations but has not realized significant revenue from them.

(7) In 1996, Genomica Corporation was cofounded by the Company, Cold Spring Harbor Laboratory ("CSHL"), a not-for-profit institution, and Falcon Technology Partners, LP. Mr. G. Morgan Browne serves on the Board of Directors of the Company and is Chief Financial Officer of CSHL. In late 1998, Charles E. Harris, Chairman and CEO of Harris & Harris Group, became a trustee of CSHL. On September 29, 2000, Genomica Corporation (National Market Symbol: GNOM) commenced trading on Nasdaq. The Company's 731,111 shareholding in Genomica Corporation before a discount for the six month lock-up which expires on March 27, 2001 and illiquidity was valued at $3,861,180. On February 28, 2001 the market price per share of Genomica Corporation was $5.625.

(8) On October 5, 1999, Silknet Software, Inc. acquired InSite Marketing Technology, Inc. On April 19, 2000, Kana Communications, Inc. (National Market Symbol: KANA) and Silknet Software completed a merger, in which each share of Silknet Software was exchanged tax free for 1.66 Kana Communications shares. Upon the completion of the merger, 90 percent of the Kana Communications shares became freely tradable, and the Company was subject to a lock-up agreement on the remaining 10 percent of the stock that expired on December 31, 2000. During 2000, the Company sold 90 percent of the Kana Communications shares for proceeds of $1,504,762. On February 28, 2001, the market price per share of Kana Communications was $3.06.

(9) During January 2001, the Company sold all of the shares of SciQuest.com, Inc. that it had acquired in the open market and realized a loss of $1,258,679.


         The accompanying notes are an integral part of this consolidated schedule.

(10) On June 29, 2000, Sundial Marketplace Corporation was acquired in a tax-free merger by Essential.com, Inc.

(11) Previously named iPacer Corporation.

(12) The Company's 672,916 share holding in Nanophase Technologies Corporation (National Market Symbol: NANX) before a discount for illiquidity was valued at $7,402,076. On February 28, 2001, the market price per share of Nanophase Technologies was $7.06.

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

(15) On February 27, 2001, the Note converted to equity as part of NeuroMetrix's third round venture financing.

(16) Investments in unaffiliated companies consist of investments in which the Company owns less than five percent of the investee company. Investments in non-controlled affiliated companies consist of investments in which the Company owns more than five percent but less than 25 percent of the investee company. Investments in controlled affiliated companies consist of investments in which the Company owns more than 25 percent of the investee company.

(17) Currently the Company owns 100 percent of Harris Newco, Inc.

(18) The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $7,450,727. The gross unrealized appreciation based on the tax cost for these securities is $2,422,882. The gross unrealized depreciation based on the tax cost for these securities is $2,561,857.

(19) The percentage ownership of each investee company disclosed in the Consolidated Schedule of Investments expresses the potential common equity interest in each such investee. The calculated percentage represents the amount of the issuer's common stock the Company owns or can acquire as a percentage of the issuer's total outstanding common stock plus common shares reserved for issued and outstanding warrants, convertible securities and stock options.

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

     The Company's Investment and Valuation Committee is responsible for reviewing and approving the valuation of the Company's assets within the guidelines established by the Board of Directors.

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

     Harris & Harris Enterprises, Inc. ("Enterprises") is a 100 percent wholly owned subsidiary of the Company. Enterprises holds the lease for the office space, which it subleases to the Company and an unaffiliated party; operates a financial relations and consulting firm; is a partner in Harris Partners I, L.P. and is taxed as a C corporation. Harris Partners I L.P. is a limited partnership and owns a 20 percent limited partnership interest in PHZ Capital Partners, L.P. The partners of Harris Partners I L.P. are Enterprises (sole general partner) and Harris & Harris Group, Inc. (sole limited partner).

     The Company filed for 1999 to elect treatment as a Regulated Investment Company ("RIC") under Sub-Chapter M of the Internal Revenue Code of 1986 (the "Code") and qualified for the same treatment for 2000. There can be no assurance that the Company will qualify as a RIC in subsequent years or that if it does qualify, it will continue to qualify for subsequent years. In addition, even if the Company were to qualify as a RIC for a given year, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a C Corporation, rather than a RIC. As a RIC, the Company must, among other things, distribute at least 90 percent of its taxable net income and may either distribute or retain its taxable net realized capital gains on investments. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Sub Chapter M Status.")

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements:

     Principles of Consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for investment companies and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Cash and Cash Equivalents. Cash and cash equivalents include money market instruments with maturities of less than three months.

     Portfolio Investment Valuations. Investments are stated at "fair value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission. All assets are valued at fair value as determined in good faith by, or under the direction of, the Board of Directors. (See "Asset Valuation Policy Guidelines" in the "Footnote to Consolidated Schedule of Investments.")

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

     The December 31, 2000 consolidated financial statements include a provision for deferred taxes on the remaining net built-in gains as of December 31, 1998, net of the unutilized operating and capital loss carryforwards incurred by the Company through December 31, 1998.

     These statements also reflect a tax liability on net realized long-term capital gains which the Company intends to retain for liquidity and to fund investment opportunities, rather than distribute to shareholders as a cash distribution. Accordingly, the Company declared a designated undistributed capital gain dividend for the year. (See "Note 6 Income Taxes" and Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Recent Developments -- Sub-Chapter M Status.")

     The Company pays federal, state and local income taxes on behalf of its wholly owned subsidiary, Harris & Harris
Enterprises, which is a C corporation.  (See "Note 6  Income
Taxes.")

     Reclassifications. Certain reclassifications have been made to the December 31, 1998 and December 31, 1999 financial statements to conform to the December 31, 2000 presentation.

     Estimates by Management. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2000 and 1999, and the reported amounts of revenues and expenses for the three years ended December 31, 2000. Actual results could differ from these estimates.

NOTE 3. EMPLOYEE PROFIT SHARING PLAN

     On August 3, 1989, the shareholders of the Company approved the 1988 Long Term Incentive Compensation Plan. The Company's 1988 Plan was cancelled as of December 31, 1997, canceling all outstanding stock options and eliminating all potential stock option grants. As a substitution for the 1988 Stock Option Plan, the Company adopted an employee profit-sharing plan.

     As of January 1, 1998, the Company began implementing the Harris & Harris Group, Inc. Employee Profit Sharing Plan (the "1998 Plan") that provides for profit sharing equal to 20 percent of the net realized income of the Company as reflected on the Consolidated Statements of Operations for such year, less the nonqualifying gain, if any. The 1998 Plan was terminated by the Company as of December 31, 1999, subject to the payment of any amounts owed on the 1999 realized gains under the 1998 Plan.

     In March 2000, the Company paid out, under the 1998 Plan, 90 percent of the profit sharing in the amount of $1,024,696 on the 1999 realized gains; the remaining 10 percent or $113,855 was paid out in September 2000, upon the completion and filing of the Company's 1999 federal tax return.

     As of January 1, 2000, the Company implemented the Harris & Harris Group, Inc. Employee Profit-Sharing Plan (the "Plan") that provides for profit sharing equal to 20 percent of the net realized income of the Company as reflected on the Consolidated Statements of Operations of the Company for such year, less the nonqualifying gain, if any.

     Under the Plan, net realized income of the Company includes investment income, realized gains and losses, and operating expenses (including taxes paid or payable by the Company), but is calculated without regard to dividends paid or distributions made to shareholders, payments under the Plan, unrealized gains and losses, and loss carry-overs from other years ("Qualifying Income"). The portion of net after-tax realized gains attributable to asset values as of September 30, 1997 is considered non-qualifying gain, which reduces Qualifying Income.

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

     The Plan may be modified, amended or terminated by the Company's Board of Directors at any time with the stipulation that no such modification, amendment or termination may adversely affect any participant that has not consented to such modification, amendment or termination. Nothing in this Plan shall preclude the Committee from, for any Plan Year subsequent to the current Plan Year, naming additional Participants in the Plan or changing the Award Percentage of any Full Participant or New Participant (subject to the overall percentage limitations contained herein).

     The Company calculates the Plan accrual at each quarter end based on the realized and unrealized gains at that date, net of operating expenses and income taxes for the year. Any adjustments to the Plan accrual are then reflected in the Consolidated Statements of Operations for that quarter. The Plan accrual is not paid out until the gains are realized. During 2000, the Company, as a result of a net decrease in the unrealized appreciation, decreased the profit-sharing accrual by $4,812,675; paid out the 1999 profit sharing in the amount of $1,138,551, both of which decreased the cumulative accrual under the Plan to $3,483,241 at December 31, 2000.

     The amounts payable under the Plan of approximately
$2,325,071 for the gains realized during the year ended December
31, 2000 will be paid out as follows: 90 percent in February
2001; the remaining 10 percent upon the completion and filing of the Company's 2000 federal tax return.

     On April 26, 2000 the shareholders of the Company approved the performance goals under the Plan in accordance with Section 162(m) of the Code. The Code generally provides that a public company such as the Company may not deduct compensation paid to its chief executive officer or to any of its four most highly compensated officers to the extent that the compensation paid to any such officer/employee exceeds $1 million in any tax year, unless the payment is made upon the attainment of objective performance goals that are approved by the Company's shareholders.

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

	On January 27, 2000, the Company placed privately, with an unaffiliated investor, for $3 million in cash, a one-year 12 percent note with one-year warrants to purchase 25,263 shares of the Company's common stock at $11.8750 per share. Unless the note was prepaid, six months after its issuance, the investor would have received additional one-year warrants to purchase an additional $300,000 worth of the Company's common stock at the then-current market price. During March 2000, with part of the proceeds from the sale of SciQuest.com stock, the Company prepaid the Note. The Company incurred total interest costs of $146,141:
$36,500 in interest paid on the note and $109,641 on warrants.

	On October 12, 2000, the Company announced that the Board of Directors had authorized a repurchase program in the open market of up to $2 million of the Company's stock, at the discretion of management. As of December 31, 2000, the Company had repurchased a total of 176,600 shares in the open market at approximately
$3.00 per share for a total of $530,051.

	Since 1998, as a result of the shares purchased through the tender offer in 1999, including the shares purchased in 2000 in the open market, the Company has purchased a total of 1,659,047 shares for a total of $3,158,388, including commissions and expenses, at an average price of $1.90 per share. These treasury shares were reduced by the purchases made by the Directors.

      On December 14, 2000, the Company declared a deemed dividend of $1.78 per share for a total of $16,253,987 and in 2001 paid federal income taxes on behalf of shareholders of $0.62 per share for a total of $5,688,896. The Company paid the tax at the corporate rate on the distribution, and the shareholders received a tax credit equal to their proportionate share of the tax paid.

      The net of the total deemed dividend declared ($16,253,987) and the taxes paid on behalf of shareholders ($5,688,896) is considered to be reinvested by the shareholders; therefore, during 2000 additional paid in capital has increased by such amount ($10,565,091).

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

     Mr. Harris is to receive compensation under his Employment Agreement in the form of base salary of $208,315 for 2000, with automatic yearly adjustments to reflect inflation. In addition, the Board may increase such salary, and consequently decrease it, but not below the level provided for by the automatic adjustments described above. Mr. Harris is also entitled to participate in the Company's Profit-Sharing Plan as well as in all compensation or employee benefit plans or programs, and to receive all benefits, perquisites, and emoluments for which salaried employees are eligible. Under the Employment Agreement, the Company is to furnish Mr. Harris with certain perquisites which include a company car, membership in certain clubs and up to a $5,000 annual reimbursement for personal, financial or tax advice.

     The Employment Agreement provides Mr. Harris with life insurance for the benefit of his designated beneficiaries in the amount of $2,000,000; provides reimbursement for uninsured medical expenses, not to exceed $10,000 per annum, adjusted for inflation, over the period of the contract; provides Mr. Harris and his spouse with long-term care insurance; and disability insurance in the amount of 100 percent of his base salary. These benefits are for the term of the Employment Agreement.

     The Employment Agreement provides for the Company to adopt a supplemental executive retirement plan (the "SERP") for the benefit of Mr. Harris. Under the SERP, the Company will cause an amount equal to one-twelfth of the Mr. Harris's current base salary to be credited each month (a "Monthly Credit") to a special account maintained for this purpose on the books of the Company for the benefit of Mr. Harris (the "SERP Account"). The amounts credited to the SERP Account will be deemed invested or reinvested in such mutual funds or U.S. Government securities as determined by Mr. Harris. The SERP Account will be credited and debited to reflect the deemed investment returns, losses and expenses attributed to such deemed investments and reinvestments. Mr. Harris' benefit under the SERP will equal the balance in the SERP Account and such benefit will always be 100 percent vested (i.e., not forfeitable). Mr. Harris will determine the form and timing of the distribution of the balance in the SERP Account; provided, however, in the event of the termination, the balance in the SERP Account will be distributed to Mr. Harris or his beneficiary, as the case may be, in a lump-sum payment within 30 days of such termination. The Company will establish a rabbi trust for the purpose of accumulating funds to satisfy the obligations incurred by the Company under the SERP. The restricted funds for the SERP Plan total $265,183 as of December 31, 2000. Mr. Harris' rights to benefits pursuant to this SERP will be no greater than those of a general creditor of the Company.

     The Employment Agreement provides severance pay in the event of termination without cause or by constructive discharge and also provides for certain death benefits payable to the surviving spouse equal to the executive's base salary for a period of two years.

     In addition, Mr. Harris is entitled to receive severance pay pursuant to the severance compensation agreement that he entered into with the Company, effective August 15, 1990. The severance compensation agreement provides that if, following a change in control of the Company, as defined in the agreement, such individual's employment is terminated by the Company without cause or by the executive within one year of such change in control, the individual shall be entitled to receive compensation in a lump sum payment equal to 2.99 times the individual's average annualized compensation and payment of other welfare benefits. If Mr. Harris' termination is without cause or is a constructive discharge, the amount payable under the Employment Agreement will be reduced by the amounts paid pursuant to the severance compensation agreement.

     As of January 1, 1989, the Company adopted an employee benefits program covering substantially all employees of the Company under a 401(k) Plan and Trust Agreement. As of January 1, 1999, the Company adopted the Harris & Harris Pension Plan and Trust, a money purchase plan which would allow the Company to stay compliant with the 401(k) top-heavy regulations and deduction limitation regulations. Contributions to the plan are at the discretion of the Company. During 2000, contributions to both plans that have been charged to salaries and benefits totaled approximately $50,000.

     On June 30, 1994, the Company adopted a plan to provide medical and health insurance for retirees, their spouses and dependents who, at the time of their retirement, have ten years of service with the Company and have attained 50 years of age or have attained 45 years of age and have 15 years of service with the Company. On February 10, 1997, the Company amended this plan to include employees who "have seven full years of service and have attained 58 years of age." The coverage is secondary to any government provided or subsequent employer provided health insurance plans. Based upon actuarial estimates, the Company provided an original reserve of $176,520 that was charged to operations for the period ending June 30, 1994. As of December 31, 2000 the Company had a reserve of $354,840 for the plan.

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

     The Company elected Sub-Chapter M status for the year ended December 31, 1999. On February 23, 1999, the Company declared a cash dividend of $0.35 per share (for a total of $3,647,017), thereby distributing part of the long-term capital gain generated in 1999 by the sale of NBX Corporation to 3Com Corporation. Approximately $143,261 of the long-term capital gain for 1999 was not distributed during 1999. Accordingly, on September 20, 2000, the Company declared a $0.02 dividend (for a total of $184,817). For the year ended December 31, 1999, the Company incurred approximately $20,000 in excise taxes.

     A corporation that elects to qualify as a RIC continues to be taxable as a C Corporation on any gains realized within 10 years of its qualification as a RIC from sales of assets that were held by the corporation on the effective date of the election ("C Corporation Assets") to the extent of any gain built into the assets on such date ("Built-In Gain"). On February 17, 1999, the Company received a ruling from the IRS concluding that the Company can carry forward its C Corporation losses to offset any Built-In Gains resulting from sales of its C Corporation Assets. That ruling may enable the Company to retain some or all of the proceeds from such sales without disqualifying itself as a RIC or incurring corporate level income tax, depending on whether the Company's sale of C Corporation Assets with Built-In Gains will generate C Corporation E&P. In general, a RIC is not permitted to have, as of the close of any RIC taxable year, E&P accumulated during any C Corporation taxable year. However, because the realization of Built-In Gains will occur while the Company is a RIC, the Company believes that, under current law and IRS pronouncements, the sale of C Corporation Assets with Built-In Gains during RIC taxable years will not generate C Corporation E&P. In 1999, the Company utilized net operating loss and capital loss carryforwards of approximately $6.3 million in order to retain most of its long-term capital gain for 1999. The Company had accumulated net ordinary and capital losses of approximately $7.0 million (resulting in a potential tax credit of approximately $2.5 million) during its C Corporation taxable years, of which $0.8 million still remains available for use. The Company intends to use the remaining $0.8 million loss carryforward (resulting in a potential tax credit of approximately $0.3 million) to reduce its taxes which are the result of Built-In Gains.

     Continued qualification as a RIC requires the Company to satisfy certain portfolio diversification requirements in future years. The Company's ability to satisfy those requirements may not be controllable by the Company. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Sub-Chapter M Status.") There can be no assurance that the Company will qualify as a RIC in subsequent years.

     To the extent that the Company retains capital gains, and declares a deemed dividend to shareholders, the dividend is taxable to the shareholders. The Company would pay tax, at the corporate rate, on the distribution, and the shareholders would receive a tax credit equal to their proportionate share of the tax paid. The Company took advantage of this rule for 2000. Accordingly, the Company's financial statements for 2000 include a tax liability of $5,709,884. The taxes paid by the Company's shareholders as a result of its deemed dividend declaration ($5,688,896) are reflected as a deduction to the additional paid in capital in the Company's Consolidated Statement of Assets and Liabilities rather than an expense in the Consolidated Statement of Operations.

     The Company also realized short-term capital gains of approximately $2,111,865 in 2000 primarily on sales of shares of Alliance Pharmaceutical Corp. The Company believes that by offsetting the realized short-term gain with current year expenses, it will neither owe federal income taxes on this gain, nor be required to distribute any portion of this gain to shareholders.

     For the years ended December 31, 2000, 1999 and 1998, the
Company's income tax (benefit) expense was allocated as follows:

                                 2000          1999       1998

Investment operations. . . . $      0   $        0   $(234,188)
Realized gain (loss)
  on investments . . . . . .  101,435    2,361,044           0
Increase in unrealized
  appreciation on
  investments. . . . . . .   (153,304)  (1,627,074)    592,986
                            ---------   ----------   ---------
Total income tax
  (benefit) expense. . . .  $ (51,869)  $  733,970   $ 358,798
                            =========   ==========   =========

The above tax (benefit) expense consists of the following:

                                2000          1999       1998

Current. . . . . . . . .     $101,435   $2,361,044    $ 95,430
Deferred -- Federal. . .     (153,304)  (1,627,074)    263,368
                             --------   ----------    --------
Total income tax
  (benefit) expense. . .     $(51,869)  $  733,970    $358,798
                             ========   ==========    ========

     The Company's net deferred tax liability at December 31, 2000 and 1999 consists of the following:

                                       2000            1999

Unrealized appreciation
 on investments. . . . . . . .    $1,630,506     $1,783,810
Net operating and capital
  loss carryforward. . . . . .      (266,036)      (266,036)
                                  ----------     ----------
Net deferred income tax
  Liability. . . . . . . . . .    $1,364,470     $1,517,774
                                  ==========     ==========

NOTE 7.  COMMITMENTS AND CONTINGENCIES

     During 1993, the Company signed a ten-year lease with sublet provisions for office space. In 1995, this lease was amended to include additional office space. During 1999, the Company sublet this additional space to an unaffiliated party. Rent expense under this lease for the year ended December 31, 2000 was $178,561. Future minimum lease payments in each of the following years are: 2001 -- $178,561; 2002 -- $178,561; 2003 -- $101,946.

     The Company had a total of $1,475,276 of funds in escrow as of December 31, 1999 as a result of the sale of NBX Corporation to 3Com Corporation. These funds were in a one-year interest-bearing escrow account for the benefit of the Company, subject to any 3Com Corporation warranty claims associated with its acquisition of NBX Corporation. The Company set up a reserve of 10 percent for any potential claims, therefore the funds in escrow reflected $1,327,748 net of the reserve of $147,528. The Company received the full escrow monies including interest of $65,860 for a total of $1,541,136 on March 6, 2000, and accordingly realized the $147,528 in 2000.

NOTE 8.  SUBSEQUENT EVENTS

     During January 2001, the Company sold all of the shares of SciQuest.com, Inc. that it had acquired in the open market and realized a loss of $1,258,679.

     On January 26, 2001, the Company announced that it had invested $750,000 in a Series B Convertible Preferred security for approximately a 10 percent fully diluted equity interest in Schwoo, Inc. Schwoo is a privately held Pittsburgh-based corporation. The company is developing software that automatically manages e-commerce security infrastructure. The Schwoo system is designed to operate on an integrated basis across network, host and application layers to defend systems from security attacks.

     On February 28, 2001, the Company noted that it had converted its NeuroMetrix Note in the amount of $750,000 to equity as part of NeuroMetrix's $13 million third round venture financing.

                  SELECTED PER SHARE DATA AND RATIOS

Per share operating performance:

                Year        Year      Year      Year      Year
               Ended      Ended      Ended     Ended     Ended
               Dec.       Dec.       Dec.      Dec.      Dec.
               31,        31,        31,       31,       31,
               2000       1999       1998      1997      1996

Net asset
value,
beginning
of period . $    5.80 $    2.13 $     3.15 $    3.44 $    3.54

Net
operating
income
(loss). . .      0.37     (1.04)     (0.26)    (0.14)    (0.12)
Net realized
gain (loss)
on
investments      2.09       0.93     (0.16)    (0.19)    (0.24)
Net (decrease)
increase in
unrealized
appreciation
as a result
of sales. . .   (2.35)     (0.46)     0.11     (0.17)     0.16
Net decrease
(increase) in
unrealized
appreciation
on investments
held. . . . .   (1.82)       4.58     0.05       0.26     0.13
Net decrease
as a result
of cash
dividend. . .   (0.02)      (0.35)   (0.75)       0.0      0.0
Net decrease
as a result
of deemed
dividend. . .   (0.62)       0.00      0.00      0.00     0.00
Net increase
(decrease)
from capital
stock
transactions.    0.06        0.01     (0.01)    (0.05)   (0.03)
             --------   --------- --------- ---------  -------
Net asset
value, end of
period*. . . $   3.51   $    5.80 $    2.13 $    3.15 $   3.44
             ========   ========= ========= ========= ========
Cash
dividends
paid per
share. . .  $   0.02  $     	0.35  $    0.75  $   0.00  $  0.00

Deemed
dividend
per share.  $   1.78  $     0.00    $    0.00  $   0.00  $  0.00

Market
value per
share, end
of period.  $ 2.4375  $    11.50    $    1.50  $   3.50  $  3.75


Total income
tax liability
per share.  $   0.78  $     0.16    $     0.09 $   0.06  $  0.21


Ratio of
expenses to
average net
assets. .       6.21%      34.08%        10.9%      9.1%    8.1%

Ratio of
net operating
gain (loss) to
average net
assets. . .     52.7%      (3.50)%     (10.4)%    (4.5)%   (3.5)%


Investment return based on:
Stock price.   (78.8)%      666.7%     (45.5)%    (6.7)%  (52.4)%
Net asset
Value. . . .   (39.5)%      188.7%      (8.3)%    (8.4)%   (2.8)%


Portfolio
Turnover. .     20.56%       53.54%     19.71%     77.2%    51.3%


Net assets,
end of
period.  $31,833,475 $53,634,805 $22,556,709 $33,654,934 $35,932,603


Number of
shares
outstanding 9,064,231  9,240,831  10,591,232  10,692,971 10,442,682


*Reflects the decline in net asset value as a result of the $0.02 dividend paid in 2000, the $0.35 dividend paid in 1999 and the $0.75 dividend paid in 1998.

 The accompanying notes are an integral part of this schedule.

Item 9. Disagreements on Accounting and Financial Disclosure

     None.
                            PART III

Item 10. Directors and Executive Officers of the Company

     The information set forth under the captions "Election of Directors" on page 2, "Executive Officers" on page 9 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 15 in the Company's Proxy Statement for Annual Meeting of Shareholders to be held April 24, 2001, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 on or about March 26, 2001 (the "2001 Proxy Statement") is herein incorporated by reference.


Item 11. Executive Compensation

     The information set forth under the captions "Summary
Compensation Table" on pages 9 and 10 and "Compensation of Directors" on page 14 in the 2001 Proxy Statement is herein incorporated by reference.


Item 12. Security Ownership of Certain Beneficial Owners and
Management

     The information set forth under the caption "Security
Ownership of Directors and Executive Officers and other principal holders of the Company's voting securities" on page 7 in the 2001
Proxy Statement is herein incorporated by reference.


Item 13.Certain Relationships and Related Transactions

     There were no relationships or transactions within the meaning of this item during the year ended December 31, 2000.

                               PART IV

Item 14.	Exhibits, Consolidated Financial Statements, Schedules
and Reports on Form 8-K

(a)	The following documents are filed as a part of this report:

(1)	The following Consolidated Financial Statements of the
      Company are set forth under Item 8:

      Consolidated Statements of Assets and Liabilities as of
        December 31, 2000 and 1999
      Consolidated Statements of Operations for the years ended
        December 31, 2000, 1999 and 1998
      Consolidated Statements of Cash Flows for the years ended
        December 31, 2000, 1999 and 1998
      Consolidated Statements of Changes in Net Assets for the
        years ended December 31, 2000, 1999 and 1998
      Consolidated Schedule of Investments as of December 31, 2000 Footnote to Consolidated Schedule of Investments
      Notes to Consolidated Financial Statements
      Selected Per Share Data and Ratios for the years ended
        December 31, 2000, 1999, 1998, 1997 and 1996

(2)  Report of Independent Public Accountant.

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

     9.1 Harris & Harris Group, Inc. Custodian Agreement with JP Morgan, incorporated by reference to Exhibit 9.1 to the Company's Form 10-K for the year ended December 31,
            1995.

     10.5 Severance Compensation Agreement by and between the Company and Charles E. Harris dated August 15, 1990, incorporated by reference as exhibit 10 (s) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

     10.13 Stock Purchase Agreement, Standstill Agreement and Termination and Release by and among Harris & Harris Group, Inc. and American Bankers Life Assurance Company of Florida dated May 18, 1995, incorporated by reference as Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 1995.

     10.14 Form of Indemnification Agreement which has been established with all directors and executive officers of the Company, incorporated by reference as Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 1995.

     10.16 Demand Promissory Note, Corporate Certificate-Borrowing, Statement of Purpose for an Extension of Credit Secured by Margin Stock by and among Harris & Harris Group, Inc. and J.P. Morgan incorporated by reference as Exhibit 10.16 to the Company's Form 10-K for the year ended December 31, 1997.

     10.17  Harris & Harris Group, Inc. Employee Profit Sharing
            Plan, incorporated by reference as Exhibit (c) to the Company's Form 8-K filed June 15, 1998.

     10.18 Employment Agreement Between Harris & Harris Group, Inc. and Charles E. Harris, dated October 19, 1999, incorporated by reference as Exhibit (C) to the Company's Form 8-K filed on October 27, 1999.

     10.19 Deferred Compensation Agreement Between Harris & Harris Group, Inc. and Charles E. Harris, incorporated by reference as Exhibit 10.19 to the Company's Form 10-K for the year ended December 31, 1999.

     10.20  Trust Under Harris & Harris Group, Inc. Deferred
            Compensation Agreement, incorporated by reference as
            Exhibit 10.20 to the Company's Form 10-K for the year ended December 31, 1999.

     10.21 Note due January 26, 2001; Form of Warrant to Purchase 25,263 Shares of Harris & Harris Group, Inc. common stock, incorporated by reference as Exhibit 10.21 to the Company's Form 10-K for the year ended December 31, 1999.

     10.22  Harris & Harris Group, Inc. Employee Profit-Sharing
            Plan, incorporated by reference as Exhibit 10.22 to the Company's Form 10-K for the year ended December 31,
            1999.

     10.23* Harris & Harris Group, Inc. Directors Stock Purchase
            Plan 2001.

     11.0*  Computation of Per Share Earnings is set forth under
            Item 8.

     23*    Consent of Arthur Andersen LLP.


(b)	Reports on Form 8-K.  None


*Exhibits attached.

                           SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                  HARRIS & HARRIS GROUP, INC.


                                  By:/s/ Charles E. Harris
                                  ------------------------

Date: March 20, 2001              Charles E. Harris
                                  Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Signatures               Title                     Date


/s/ Charles E. Harris   Chairman of the         March 20, 2001
---------------------   Board and Chief
Charles E. Harris       Executive Officer

/s/ Mel P. Melsheimer   President, Chief        March 20, 2001
---------------------   Operating Officer,
Mel P. Melsheimer       Chief Financial Officer
                        and Chief Compliance Officer

/s/ Rachel M. Pernia    Vice President,         March 20, 2001
---------------------   Controller, Treasurer
Rachel M. Pernia        and Principal
                        Accounting Officer

/s/ C. Wayne Bardin     Director                March 19, 2001
--------------------
C. Wayne Bardin


/s/ Phillip A. Bauman   Director                March 17,2001
---------------------
Phillip A. Bauman

/s/ G. Morgan Browne      Director              March 16, 2001
--------------------
G. Morgan Browne


/s/ Harry E. Ekblom       Director              March 17, 2001
-------------------
Harry E. Ekblom


/s/ Dugald A. Fletcher    Director              March 17, 2001
----------------------
Dugald A. Fletcher


/s/ Glenn E. Mayer        Director              March 15, 2001
-------------------
Glenn E. Mayer


/s/ James E. Roberts      Director              March 21, 2001
--------------------
James E. Roberts

EXHIBIT INDEX

The following exhibits are filed with this report in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit No.	Description


10.23  Harris & Harris Group, Inc. Directors Stock Purchase Plan
        2001

11.0   Computation of Per Share Earnings is set forth under Item
       8.

23     Consent of Arthur Andersen LLP.

