Form 10-Q
period 2001-03-31
HARRIS & HARRIS GROUP INC /NY/
filed 2001-05-14
CIK 893739

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

                                    Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended March 31, 2001

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________ to ________

                      Commission File Number: 0-11576

	                   HARRIS & HARRIS GROUP, INC.
-----------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

New York                                       13-3119827
-----------------------------------------------------------------------
(State or other jurisdiction of	 (IRS Employer Identification No.)
 incorporation or organization)

One Rockefeller Plaza, Rockefeller Center, New York, New York    10020
-----------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)

                              (212) 332-3600
-----------------------------------------------------------------------
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]    No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	Class	                                Outstanding at May 4, 2001
-----------------------------------------------------------------------
Common Stock, $0.01 par value per share	         9,064,231 shares


                            Harris & Harris Group, Inc.
                             Form 10-Q, March 31, 2001

                                   TABLE OF CONTENTS

                                                          Page Number
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial  Statements. . . . . . . . .     1

Consolidated Statements of Assets and Liabilities . . . . .     2

Consolidated Statements of Operations . . . . . . . . . . .     3

Consolidated Statements of Cash Flows . . . . . . . . . . .     4

Consolidated Statements of Changes in Net Assets. . . . . .     5

Consolidated Schedule of Investments. . . . . . . . . . . .     6

Notes to Consolidated Financial Statements. . . . . . . . .    14

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations . . . . . . . . . . . .    21

Financial Condition . . . . . . . . . . . . . . . . . . . .    21

Results of Operations . . . . . . . . . . . . . . . . . . .    23

Liquidity and Capital Resources . . . . . . . . . . . . . .    24

Risk Factors. . . . . . . . . . . . . . . . . . . . . . . .    25

Item 3.  Quantitative and Qualitative Disclosures
About Market Risk . . . . . . . . . . . . . . . . . . . . .    29

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . .    30
Item 2.  Changes in Securities and Use of Proceeds. . . . .    30
Item 3.  Defaults Upon Senior Securities. . . . . . . . . .    30
Item 4.  Submission of Matters to a Vote of Security
         Holders. . . . . . . . . . . . . . . . . . . . . .    30
Item 5.  Other Information. . . . . . . . . . . . . . . . .    30
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . .    30

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . .    32
Signature . . . . . . . . . . . . . . . . . . . . . . . . .    32



                             Harris & Harris Group, Inc.
                              Form 10-Q, March 31, 2001


PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

      The information furnished in the accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented.

      On June 30, 1994, the Company's shareholders approved a proposal to allow the Company to make an election to become a Business Development Company ("BDC") under the amended Investment Company Act of 1940. The Company made such election on July 26, 1995. Certain information and disclosures normally included in the consolidated financial statements in accordance with Generally Accepted Accounting Principles have been condensed or omitted as permitted by Regulation S-X and Regulation S-K. It is suggested that the accompanying consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000 contained in the Company's 2000 Annual Report.

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

      On March 8, 2001, the Company received SEC certification and qualified for RIC treatment for 2000 (as it had for 1999). Although the SEC certification for 2000 was issued, there can be no assurance that the Company will receive such certification for subsequent years (to the extent it needs additional certification as a result of changes in its portfolio) or that it will actually qualify for Sub-Chapter M treatment in subsequent years. In addition, under certain circumstances, even if the Company qualified for Sub-Chapter M treatment in a given year, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a C Corporation, rather than as a RIC.

           CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	                          ASSETS
                                    March 31, 2001   December 31, 2000
                                      (Unaudited)         (Audited)
Investments, at value (See
  accompanying schedule of
  investments and notes). . . . . . $   30,145,270    $     42,568,559
Cash and cash equivalents . . . . .        118,444             253,324
Restricted funds (Note 5) . . . . .        331,102             265,183
Interest receivable . . . . . . . .             82              30,082
Note receivable . . . . . . . . . .         10,888              10,888
Prepaid expenses. . . . . . . . . .         62,244              82,615
Other assets. . . . . . . . . . . .        146,300             132,772
                                    --------------    ----------------
Total assets. . . . . . . . . . . . $   30,814,330    $     43,343,423
                                    ==============    ================

                            LIABILITIES & NET ASSETS

Accounts payable and accrued
  liabilities . . . . . . . . . . . $      778,433    $        771,763
Payable to broker for unsettled
  trade . . . . . . . . . . . . . .              0             115,005
Accrued profit sharing (Note 3) . .        544,386           3,483,241
Deferred rent . . . . . . . . . . .         21,590              23,903
Current income tax liability
 (Note 6) . . . . . . . . . . . . .         69,316           5,751,566
Deferred income tax liability
 (Note 6) . . . . . . . . . . . . .      1,364,470           1,364,470
                                    --------------     ---------------
Total liabilities . . . . . . . . .      2,778,195          11,509,948
                                    --------------     ---------------
Commitments and contingencies (Note 7)

Net assets. . . . . . . . . . . . . $   28,036,135    $     31,833,475
                                    ==============    ================

Net assets are comprised of:
Preferred stock, $0.10 par value,
  2,000,000 shares authorized;
  none issued . . . . . . . . . . . $            0    $              0
Common stock, $0.01 par value,
  25,000,000 shares authorized;
  10,692,971 issued at 3/31/01
  and 12/31/00. . . . . . . . . . .        106,930             106,930
Additional paid in capital
  (Note 4). . . . . . . . . . . . .     26,724,595          26,724,595
Additional paid in capital -
  common stock warrants . . . . . .        109,641             109,641
Accumulated net realized gain
  (loss). . . . . . . . . . . . . .        (71,991)            642,418
Accumulated unrealized appreciation
  of investments, net of deferred
  tax liability of $1,630,506 at
  3/31/01 and $1,630,506 at
  12/31/00. . . . . . . . . . . . .      4,234,491           7,317,422
Treasury stock at cost (1,628,740
shares at 3/31/01 and at 12/31/00).     (3,067,531)         (3,067,531)
                                    ---------------   ----------------
Net assets. . . . . . . . . . . . . $   28,036,135    $     31,833,475
                                    ===============   ================
Shares outstanding. . . . . . . . .      9,064,231           9,064,231
                                    ===============   ================
Net asset value per outstanding
  share . . . . . . . . . . . . . . $         3.09    $           3.51
                                    ===============   ================

           The accompanying notes are an integral part of these consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                              Three Months Ended    Three Months Ended
                                  March 31, 2001        March 31, 2000
Investment income:
 Interest from:
   Fixed-income securities. . . .  $     152,530         $      83,954
   Affiliated companies . . . . .          9,617                21,682
 Other income . . . . . . . . . .         29,812                15,812
                                   -------------         -------------
   Total investment income. . . .        191,959               121,448

Expenses:
  Profit sharing reversal
    (Note 3). . . . . . . . . . .       (846,290)          (1,651,336)
  Salaries and benefits . . . . .        299,704              277,546
  Administration and operations .         93,256               92,574
  Professional fees . . . . . . .         59,203               85,307
  Rent. . . . . . . . . . . . . .         42,073               41,475
  Directors' fees and expenses. .         22,990               21,132
  Depreciation. . . . . . . . . .          7,500               10,000
  Custodian fees. . . . . . . . .          3,646                3,536
  Interest expense (Note 4) . . .              0              146,141
                                    ------------         ------------
    Total expenses. . . . . . . .       (317,918)            (973,625)
                                    ------------         ------------
  Operating income
    before income taxes . . . . .        509,877            1,095,073
  Income tax provision (Note 6) .              0                    0
                                    ------------         ------------
Net operating income. . . . . . .        509,877            1,095,073

Net realized (loss) gain on investments:
  Realized (loss) gain on sale
    of investments. . . . . . . .     (1,194,652)           3,763,272
                                    ------------         ------------
     Total realized (loss) gain .     (1,194,652)           3,763,272
  Income tax provision (Note 6) .        (29,634)          (1,183,618)
                                    ------------         ------------
  Net realized (loss) gain on
    investments . . . . . . . . .     (1,224,286)           2,579,654
                                    ------------         ------------
Net realized (loss) income. . . .       (714,409)           3,674,727

Net decrease in unrealized appreciation on investments:
  Decrease as a result of
    investment sales. . . . . . .              0           (3,204,990)
  Increase as a result of
    investment sales. . . . . . .      1,528,082                    0
  Increase on investments held. .              0           14,338,573
  Decrease on investments held. .     (4,611,013)         (21,733,839)
                                    ------------         ------------
     Change in unrealized
       appreciation on
       investments. . . . . . . .     (3,082,931)         (10,600,256)
                                    ------------         ------------
  Income tax benefit (Note 6) . .              0               53,304
                                    ------------         ------------
  Net decrease in unrealized
    appreciation on investments .     (3,082,931)         (10,446,952)
                                    ------------         ------------

Net decrease in net assets resulting from operations:
  Total . . . . . . . . . . . . .   $ (3,797,340)        $ (6,772,225)
                                    ============         ============
  Per outstanding share . . . . .   $      (0.42)        $      (0.73)
                                    ============         ============

          The accompanying notes are an integral part of these
                     consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                               Three Months Ended   Three Months Ended
                                   March 31, 2001       March 31, 2000
Cash flows from operating activities:
Net decrease in net assets
resulting from operations. . . . .  $  (3,797,340)        $ (6,772,225)

Adjustments to reconcile net
decrease in net assets resulting
from operations to net cash used
in operating activities:
  Net realized and unrealized
   loss on investments . . . . . .      4,277,583            6,836,984
  Deferred income taxes. . . . . .              0            1,030,314
  Depreciation . . . . . . . . . .          7,500               10,000
  Other. . . . . . . . . . . . . .              0              105,040

Changes in assets and liabilities:
  Restricted funds . . . . . . . .        (65,919)             (76,698)
  Interest receivable. . . . . . .         30,000               33,661
  Prepaid expenses . . . . . . . .         20,371                8,604
  Funds in escrow. . . . . . . . .              0            1,327,748
  Other assets . . . . . . . . . .        (18,417)              16,189
  Accounts payable and accrued
    liabilities. . . . . . . . . .          6,670             (136,454)
  Payable to broker for
    unsettled trade. . . . . . . .       (115,005)                   0
  Accrued profit sharing . . . . .     (2,938,855)          (2,676,032)
  Current income tax liability . .     (5,682,250)                   0
  Deferred rent. . . . . . . . . .         (2,313)              (2,312)
                                      -----------         ------------
  Net cash used in operating
    activities . . . . . . . . . .     (8,277,975)            (295,181)

Cash flows from investing activities:
  Net purchase (sale) of
    short-term investments
    and marketable securities. . .      8,895,704           (1,977,303)
  Proceeds from sale of
    investments. . . . . . . . . .              0            5,014,702
  Investment in private
    placements and loans . . . . .       (750,000)          (2,640,000)
  Purchase of fixed assets . . . .         (2,609)              (4,476)
                                        ---------          -----------
Net cash provided by investing
activities . . . . . . . . . . . .      8,143,095              392,923

Cash flows from financing activities:
  Proceeds from note payable . . .              0            3,000,000
  Payment of note payable. . . . .              0           (3,000,000)
                                        ---------          -----------
  Net cash used in financing
    activities . . . . . . . . . .              0                    0
                                        ---------          -----------
Net (decrease) increase in cash and cash equivalents:
  Cash and cash equivalents at
    beginning of the period. . . .        253,324              133,256
  Cash and cash equivalents at
    end of the period. . . . . . .        118,444              230,998
                                        ---------          -----------

  Net (decrease) increase in cash
    and cash equivalents . . . . .     $ (134,880)         $    97,742
                                       ==========          ===========

Supplemental disclosures of cash
flow information:
  Income taxes paid. . . . . . . .     $5,711,884          $     1,450
  Interest paid. . . . . . . . . .     $        0          $    36,500


          The accompanying notes are an integral part of these consolidated financial statements.

              CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                 (Unaudited)

                              Three Months Ended     Three Months Ended
                                  March 31, 2001         March 31, 2000

Changes in net assets from operations:

  Net operating income. . . . . .   $    509,877          $   1,095,073
  Net realized (loss) gain on
    investments . . . . . . . . .     (1,224,286)             2,579,654
  Net increase (decrease) in
    unrealized appreciation on
    investments as a result of
    sales . . . . . . . . . . . .       1,528,082            (3,051,686)
  Net decrease in unrealized
    appreciation on investments
    held. . . . . . . . . . . . .      (4,611,013)           (7,395,266)
                                     ------------         -------------

  Net decrease in net assets
    resulting from operations	. .      (3,797,340)           (6,772,225)

Changes in net assets from capital stock transactions:

  Additional paid in capital on
    Common Stock Warrants issued.	            0               109,641
                                     ------------          ------------
  Net increase in net assets
    resulting from capital stock
    transactions. . . . . . . . .               0               109,641
                                     ------------          ------------

Net decrease in net assets. . . .               0            (6,662,584)
                                     ------------          ------------
Net assets:

  Beginning of the period . . . .      31,833,475            53,634,805
                                     ------------          ------------
  End of the period . . . . . . .    $ 28,036,135          $ 46,972,221
                                     ============          ============

            The accompanying notes are an integral part of these
                    consolidated financial statements.

             CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2001
                                    (Unaudited)

	                             Method of       Shares/
	                             Valuation (3)   Principal      Value

Investments in Unaffiliated Companies (16)(17)(18) --
15.2% of total investments

Publicly Traded Portfolio (Common stock unless noted otherwise) -- 10.0% of total investments

  Genomica Corporation (1)(6)(7) --
    Develops software that enables
    the study of complex genetic
    diseases -- 2.95% of fully
    diluted equity
    Common Stock. . . . . . . . . .    (C)          731,111   $3,015,833

  Kana Communications, Inc. (1)(8) --
    Provides customer-centric
    e-business applications and
    systems . . . . . . . . . . . .    (C)            6,782       13,175
                                                              ----------
Total Publicly Traded Portfolio (cost: $1,550,360). . . . .   $3,029,008
                                                              ----------
Private Placement Portfolio (Illiquid) (16)(17)(18) --
5.2% of total investments

  Essential.com, Inc. (1)(2)(9) --
    Online energy and communications
    marketplace -- 0.97% of fully diluted
    equity
    Common stock. . . . . . . . . .    (D)          253,271     $16,587

  Exponential Business Development Company (2)(5) --
    Venture capital partnership focused
    on early stage companies
    Limited partnership interest. .    (A)             --        25,000

  Informio, Inc. (1)(2)(5)(6)(10) --
    Developing audio web portal technology --
    0.81% of fully diluted equity
    Series A Voting Convertible
      Preferred Stock . . . . . . .    (A)             --       504,601

  Kriton Medical, Inc. (1)(2)(5)(6) --
    Research and development of
    medical devices -- 1.86% of fully
    diluted equity
    Series B Convertible
      Preferred Stock . . . . . . .    (A)          476,191   1,000,001

  MedLogic Global Corporation (1)(2)(5)(6) --
    Medical cyanoacrylate adhesive --
    0.23% of fully diluted equity
    Series B Convertible
      Preferred Stock . . . . . . .    (D)           54,287
    Common Stock. . . . . . . . . .    (D)           25,798       --
                                                             ----------
Total Private Placement Portfolio (cost: $3,912,910). . . . .$1,546,189
                                                             ----------
Total Investments in Unaffiliated Companies
  (cost: $5,463,270). . . . . . . . . . . . . . . . . . . . .$4,575,197
                                                             ----------

        The accompanying notes are an integral part of this
                       consolidated schedule.

          CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2001
                                   (Unaudited)

                                       Method of     Shares/
                                    Valuation (3)  Principal       Value

Investments in Non-Controlled Affiliated Companies (16)(18) --
53.4% of total investments

Publicly Traded Portfolio -- 14.5% of total investments

  Nanophase Technologies Corporation
  (1)(11) -- Manufactures and markets
  inorganic crystals of nanometric
  dimensions -- 4.46% of fully diluted
  equity. . . . . . . . . . . . . . .    (C)        672,916   $4,373,954
                                                              ----------
Total Publicly Traded Portfolio (cost: $1,162,204). . . . . . $4,373,954
                                                              ----------

Private Placement Portfolio (Illiquid) (16)(18) --
38.9% of total investments

  Experion Systems, Inc. (1)(2)(5)(6)(12) --
    Provides e-business software selling
    platforms based on trust-based marketing --
    14.13% of fully diluted equity
    Convertible Preferred Stock. . . .   (A)	   187,500    $1,500,000

  NeuroMetrix, Inc. (1)(2)(5)(6) --
    Medical devices for monitoring
    neuromuscular disorders -- 13.40% of
    fully diluted equity
    Series A Convertible
      Preferred Stock. . . . . . . . .   (D)	   175,000
    Series B Convertible
      Preferred Stock. . . . . . . . .   (D)       125,000
    Series C-2 Convertible
      Preferred Stock. . . . . . . . .   (D)	   229,620
    Series E Convertible
      Preferred Stock. . . . . . . . .   (D)        53,333    6,708,225

  PHZ Capital Partners Limited Partnership
    (2)(13) -- Organizes and manages
    investment partnerships -- 20.0% of
    fully diluted equity
    Limited partnership interest . . .   (D)          --      1,806,279

  Questech Corporation (1)(2)(5)(6) --
    Manufactures and markets proprietary
    decorative tiles and signs -- 9.88% of
    fully diluted equity
    Common Stock . . . . . . . . . . .   (B)       646,954
    Warrants at $5.00 expiring
      11/15/04 . . . . . . . . . . . .   (B)         1,965
    Warrants at $4.00 expiring
      11/28/01 . . . . . . . . . . . .   (B)       152,422
    Warrants at $1.50 expiring
      11/16/05 . . . . . . . . . . . .   (B)         1,250      970,598

  Schwoo, Inc. (1)(2)(4)(14) -- Developing
    software that automatically manages
    e-commerce security infrastructure --
    11.68% of fully diluted equity
    Series B Convertible
      Preferred Stock. . . . . . . . .   (A)     1,946,535      750,000
                                                            -----------
Total Private Placement Portfolio (cost: $8,192,550). . . . $11,735,102
                                                            -----------
Total Investments in Non-Controlled Affiliated Companies
(cost: $9,354,754). . . . . . . . . . . . . . . . . . . . . $16,109,056
                                                            -----------

           The accompanying notes are an integral part of this
                          consolidated schedule.

        CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2001
                                (Unaudited)

                                       Method of      Shares/
                                   Valuation (3)    Principal      Value


Private Placement Portfolio in Controlled Affiliates (16)(18) --
6.6% of total investments

  Harris Newco, Inc. (1)(2)(5)(6)(15) --
    100% of fully diluted equity
    Series 1 Convertible
      Preferred Stock. . . . . . . .    (A)             100  $ 2,000,000
                                                             -----------
Total Private Placement Portfolio in Controlled Affiliates
(cost: $2,000,000). . . . . . . . . . . . . . . . . . . . . .$ 2,000,000
                                                             -----------

U.S. Government and Agency Obligations -- 24.8% of total investments

  Federal Home Loan Bank Discount Notes -
    due date 4/06/01. . . . . . . . .    (K)      $1,900,000 $ 1,898,414
  Federal Home Loan Bank Discount Notes -
    due date 6/1/01 . . . . . . . . .    (K)      $1,850,000   1,834,608
  U.S. Treasury Bill dated 10/19/00 --
    due date 4/19/01 -- 4.4% yield. .    (K)      $1,750,000   1,745,975
  Federal Home Loan Bank Discount Notes -
    due date 6/6/01 . . . . . . . . .    (K)      $2,000,000   1,982,020
                                                             -----------
Total Investments in U.S. Government and Agency Obligations
(cost: $7,462,249). . . . . . . . . . . . . . . . . . . . .  $ 7,461,017
                                                             -----------
Total Investments -- 100% (cost: $24,280,273) . . . . . . .  $30,145,270
                                                             ===========

              The accompanying notes are an integral part of
                          this consolidated schedule.

         CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2001
                                  (Unaudited)

Notes to Consolidated Schedule of Investments

(1) Represents a non-income producing security. Equity investments that have not paid dividends within the last
      12 months are considered to be non-income producing.

(2)   Legal restrictions on sale of investment.

(3) See Footnote to Schedule of Investments for a description of the Methods of Valuation A to L.

(4) These investments were made during 2001. Accordingly, the amounts shown on the schedule represent the gross additions in 2001.

(5) No changes in valuation occurred in these investments during the three months ended March 31, 2001.

(6) These investments are development stage companies. A development stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations or it has commenced such operations but has not realized significant revenue from them.

(7) In 1996, Genomica Corporation was cofounded by the Company,Cold Spring Harbor Laboratory ("CSHL"), a not-for-profit institution, and Falcon Technology Partners, LP. Mr. G. Morgan Browne serves on the Board of Directors of the Company and is Chief Financial Officer of CSHL. In late 1998, Charles E. Harris, Chairman and CEO of Harris & Harris Group, became a trustee of CSHL. On September 29, 2000, Genomica Corporation (National Market Symbol:
      GNOM) commenced trading on Nasdaq. On April 30, 2001 the market price per share of Genomica Corporation was $4.11.

(8) On October 5, 1999, Silknet Software, Inc. acquired InSite Marketing Technology, Inc. On April 19, 2000, Kana Communications, Inc. (National Market Symbol: KANA) and Silknet Software completed a merger, in which each share of Silknet Software was exchanged tax free for 1.66 Kana Communications shares. Upon the completion of the merger, 90 percent of the Kana Communications shares became freely tradable, and the Company was subject to a lock-up agreement on the remaining 10 percent of the stock that expired on December 31, 2000. During 2000, the Company sold 90 percent of the Kana Communications shares for proceeds of $1,504,762. On April 30, 2001, the market price per share of Kana Communications was $1.26.

(9) On June 29, 2000, Sundial Marketplace Corporation was acquired in a tax-free merger by Essential.com, Inc.

(10)  Previously named iPacer Corporation.


             The accompanying notes are an integral part of this
                          consolidated schedule.

(11)  On April 30, 2001, the market price per share of Nanophase
      Technologies  Corporation (National Market Symbol: NANX) was
      $10.00.

(12)  Previously named MyPersonalAdvocate.com, Inc.

(13) Harris Partners I L.P. owns a 20 percent limited partnership interest in PHZ Capital Partners L.P. The partners of Harris Partners I L.P. are Harris & Harris Enterprises, Inc. (sole general partner) and Harris & Harris Group, Inc. (sole limited partner). Harris & Harris Enterprises, Inc. is a 100 percent owned subsidiary of Harris & Harris Group, Inc.

(14) As part of the investment, the Company acquired the right to purchase an additional 359,659 shares of Series B Convertible Preferred Stock. The Company acquired these shares on April 12, 2001 for a total of $138,577.

(15)  Currently the Company owns 100 percent of Harris Newco, Inc.

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

(17) The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $5,463,270. The gross unrealized appreciation based on the tax cost for these securities is $1,515,529. The gross unrealized depreciation based on the tax cost for these securities is $2,403,602.

(18) The percentage ownership of each investee company disclosed in the Consolidated Schedule of Investments expresses the potential common equity interest in each such investee. The calculated percentage represents the amount of the issuer's common stock the Company owns or can acquire as a percentage of the issuer's total outstanding common stock plus common shares reserved for issued and outstanding warrants, convertible securities and stock options.


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

	C.  Public Market:   The public market method is used when
there is an established public market for the class of the company's securities held by the Company. The Company discounts market value for securities that are subject to significant legal and contractual or restrictions. Other securities, for which market quotations are readily available, are carried at market value as of the time of valuation. In accordance with recently published SEC guidelines, the Company changed its policy, effective March 31, 2001, and no longer discounts the market value of securities for liquidity considerations. Management's estimate of the effect on NAV of not discounting the March 31, 2001 publicly held securities was an increase of $0.08.

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

	Harris & Harris Enterprises, Inc. ("Enterprises") is a 100 percent wholly owned subsidiary of the Company. Enterprises holds the lease for the office space, which it subleases to the Company and an unaffiliated party; operates a financial relations and consulting firm; is a partner in Harris Partners I, L.P. and is taxed as a C corporation. Harris Partners I L.P. is a limited partnership and owns a 20 percent limited partnership interest in PHZ Capital Partners, L.P. The partners of Harris Partners I
L.P. are Enterprises (sole general partner) and the Company (sole limited partner).

     The Company qualified for 2000 as a Regulated Investment Company ("RIC") under Sub-Chapter M of the Internal Revenue Code of 1986 (the "Code"). There can be no assurance that the Company will qualify as a RIC in 2001 or that, if it does qualify, it will continue to qualify for subsequent years. In addition, even if the Company were to qualify as a RIC for a given year, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a C Corporation, rather than a RIC. As a RIC, the Company must, among other things, distribute at least 90 percent of its taxable net income and may either distribute or retain its taxable net realized capital gains on investments.

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

	Portfolio Investment Valuations. Investments are stated at "fair value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission. All assets are valued at fair value as determined in good faith by, or under the direction of, the Board of Directors. (See the "Asset Valuation Policy Guidelines" in the "Footnote to
Consolidated Schedule of Investments.")

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

	The March 31, 2001 consolidated financial statements include a liability for deferred taxes on the remaining net built-in gains as of December 31, 1998, net of the unutilized operating and capital loss carryforwards incurred by the Company through December 31, 1998.

      The March 31, 2000 and December 31, 2000 consolidated financial statements also reflect a tax provision on net realized long-term capital gains which the Company retained for liquidity and to fund investment opportunities, rather than distribute to shareholders as a cash distribution. Accordingly, the Company declared a designated undistributed capital gain dividend for the year. (See "Note 6. Income Taxes" and Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Sub-Chapter M Status -- Recent Developments.")

	The Company pays federal, state and local income taxes on behalf of its wholly owned subsidiary, Harris & Harris
Enterprises, which is a C corporation.  (See Note 6. Income
Taxes.)

	Reclassifications. Certain reclassifications have been made to the March 31, 2000 financial statements to conform to the March 31, 2001 presentation.

	Estimates by Management. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2001 and December 31, 2000, and the reported amounts of revenues and expenses for the three months ended March 31, 2001 and March 31, 2000. Actual results could differ from these estimates.

NOTE 3. EMPLOYEE PROFIT-SHARING PLAN

	On August 3, 1989, the shareholders of the Company approved the 1988 Long Term Incentive Compensation Plan (the "1988 Plan").
 The Company's 1988 Plan was cancelled as of December 31, 1997, canceling all outstanding stock options and eliminating all potential stock option grants. As a substitution for the 1988 Plan, the Company adopted an employee profit-sharing plan.

	As of January 1, 1998, the Company began implementing the Harris & Harris Group, Inc. Employee Profit Sharing Plan (the "1998 Plan") that provides for profit sharing equal to 20 percent of the net realized income of the Company as reflected on the Consolidated Statements of Operations for such year, less the nonqualifying gain, if any. The 1998 Plan was terminated by the Company as of December 31, 1999. All the amounts owed on the 1999 realized gains were paid during 2000. In March 2000, the Company paid out 90 percent of the profit sharing in the amount of $1,024,696 on the 1999 realized gains; the remaining
10 percent or $113,855 was paid out in September 2000, upon the completion and filing of the Company's 1999 federal tax return.

	As of January 1, 2000, the Company implemented the Harris & Harris Group, Inc. Employee Profit Sharing Plan (the "Plan") that provides for profit sharing equal to 20 percent of the net realized income of the Company as reflected on the Consolidated Statement of Operations of the Company for such year, less the nonqualifying gain, if any.

	Under the Plan, net realized income of the Company includes investment income, realized gains and losses, and operating expenses (including taxes paid or payable by the Company), but is calculated without regard to dividends paid or distributions made to shareholders, payments under the Plan, unrealized gains and losses, and loss carryovers from other years ("Qualifying Income"). The portion of net after-tax realized gains attributable to asset values as of September 30, 1997 is considered nonqualifying gain, which reduces Qualifying Income.

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

	The Plan may be modified, amended or terminated by the Company's Board of Directors at any time with the stipulation that no such modification, amendment or termination may adversely affect any participant that has not consented to such modification, amendment or termination. Nothing in this Plan shall preclude the Board of Directors from, for any Plan Year subsequent to the current Plan Year, naming additional Participants in the Plan or changing the Award Percentage of any Full Participant or New Participant (subject to the overall percentage limitations contained herein).

	The Company calculates the Plan accrual at each quarter end based on the realized and unrealized gains at that date, net of operating expenses for the year. Any adjustments to the Plan accrual are then reflected in the Consolidated Statements of Operations for the quarter. The Plan accrual is not paid out until the gains are realized. During the first quarter of

2001, the Company paid out 90 percent of the 2000 profit sharing in the amount of $2,092,565 and reduced the profit-sharing accrual by $846,290 as a result of the realized losses and a decrease in the net unrealized appreciation. Accordingly, the cumulative accrual under the Plan decreased to $544,386 at March 31, 2001. The remaining 10 percent of the 2000 profit sharing, approximately $232,507, will be paid out upon the completion and filing of the Company's 2000 federal tax return.

NOTE 4.  CAPITAL TRANSACTIONS

	In 1998, the Board of Directors voted that, effective January 1, 1998, 50 percent of all directors' fees be used to purchase Company common stock from the Company. Subsequently, the directors approved purchases of the Company's common stock in the market, rather than from the Company, effective March 1, 1999.

	On April 15, 1998, the Company announced that the Board of Directors had approved the purchase of up to 700,000 shares of Company stock in the open market. The Company purchased a total of 401,878 shares in the open market for a total of $795,506. On July 14, 1999, the Board of Directors announced a tender offer to purchase up to 1,100,000 shares of its common stock for cash at a price equal to $1.63 per share. A total of 1,080,569 shares were tendered for a total cost, including related expenses of approximately $71,500, of $1,832,831. Of these shares, 1,075,269 were tendered by one shareholder, which tendered all of its holdings.

	On January 27, 2000, the Company placed privately, with an unaffiliated investor, for $3 million in cash, a one-year 12 percent note with one-year warrants to purchase 25,263 shares of the Company's common stock at $11.8750 per share. During
March 2000, with part of the proceeds from the sale of SciQuest.com stock, the Company prepaid the Note. The Company incurred total interest costs of $146,141; $36,500 in interest paid on the note and $109,641 on the warrants, which expired on January 26, 2001.

	On October 12, 2000, the Company announced that the Board of Directors had authorized a repurchase program in the open market of up to $2 million of the Company's stock, at the discretion of management. As of December 31, 2000, the Company had repurchased a total of 176,600 shares in the open market at approximately
$3.00 per share for a total of $530,051. The Company did not purchase any additional shares in the first quarter of 2001.

	Since 1998, Company has repurchased a total of 1,659,047 shares for a total of $3,158,388, including commissions and expenses, at an average price of $1.90 per share. These treasury shares were reduced by the purchases made by the Directors.

	On December 14, 2000, the Company declared a deemed dividend of $1.78 per share for a total of $16,253,987 and in 2001 paid federal income taxes on behalf of shareholders of $0.62 per share for a total of $5,688,896. The Company paid the tax at the corporate rate on the distribution, and the shareholders received a tax credit equal to their proportionate share of the tax paid.
The net of the total deemed dividend declared ($16,253,987) and the taxes paid on behalf of shareholders ($5,688,896) is considered to be reinvested by the shareholders; therefore, during 2000 additional paid in capital increased by $10,565,091.

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

	Mr. Harris is to receive compensation under his Employment Agreement in the form of base salary of $215,508 for 2001, with automatic yearly adjustments to reflect inflation. In addition, the Board may increase such salary, and consequently decrease it, but not below the level provided for by the automatic adjustments described above. Mr. Harris is also entitled to participate in the Company's Profit-Sharing Plan as well as in all compensation or employee benefit plans or programs, and to receive all benefits, perquisites, and emoluments for which salaried employees are eligible. Under the Employment
Agreement, the Company is to furnish Mr. Harris with certain perquisites which include a company car, membership in certain clubs and up to a $5,000 annual reimbursement for personal, financial or tax advice.

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

	The Employment Agreement provides for the Company to adopt a supplemental executive retirement plan (the "SERP") for the benefit of Mr. Harris. Under the SERP, the Company will cause an amount equal to one-twelfth of the Mr. Harris's current base salary to be credited each month (a "Monthly Credit") to a special account maintained for this purpose on the books of the Company for the benefit of Mr. Harris (the "SERP Account").
The amounts credited to the SERP Account will be deemed invested or reinvested in such mutual funds or U.S. Government securities as determined by Mr. Harris. The SERP Account will be credited and debited to reflect the deemed investment returns, losses and expenses attributed to such deemed investments and reinvestments. Mr. Harris' benefit under the SERP will equal the balance in the SERP Account and such benefit will always be 100 percent vested (i.e., not forfeitable). Mr. Harris will determine the form and timing of the distribution of the balance in the SERP Account; provided, however, in the event of the termination, the balance in the SERP Account will be distributed to Mr. Harris or his beneficiary, as the case may be, in a lump-sum payment within 30 days of such termination. The Company established a rabbi trust for the purpose of accumulating funds to satisfy the obligations incurred by the Company under the SERP. The restricted funds for the SERP Plan total $331,102 as of March
31, 2001. Mr. Harris' rights to benefits pursuant to this SERP will be no greater than those of a general creditor of the Company.

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

	On June 30, 1994, the Company adopted a plan to provide medical and health insurance for retirees, their spouses and dependents who, at the time of their retirement, have ten years of service with the Company and have attained 50 years of age or have attained 45 years of age and have 15 years of service with the Company. On February 10, 1997, the Company amended this plan to include employees who "have seven full years of service and have attained 58 years of age." The coverage is secondary to any government provided or subsequent employer provided health insurance plans. Based upon actuarial estimates, as of March 31, 2001, the Company had a reserve of $354,840 for the plan.

NOTE 6. INCOME TAXES

	On September 25, 1997, the Company's Board of Directors approved a proposal to seek qualification as a RIC under Sub-Chapter M of the Code. As a RIC, the Company annually must distribute at least 90 percent of its investment company taxable income as a dividend and may either distribute or retain its taxable net capital gains from investments. The Company qualified as a RIC under Sub-Chapter M of the Code for the year ended December 31, 2000.

	As a RIC, to the extent that the Company retains capital gains, and declares a deemed dividend of those gains to shareholders, the dividend is taxable to the shareholders as capital gains. The Company would pay tax, at the corporate rate, on the distribution, and the shareholders would receive a tax credit equal to their proportionate share of the tax paid. The Company took advantage of this rule for 2000. During the three months ended March 31, 2000, the Company accrued a net tax provision of $1,030,314 on the gains realized on the sale of the 43,400 shares of SciQuest.com. The Company's December 31, 2000 financial statements include a tax liability of $5,709,884. The taxes paid by the Company as a result of its deemed dividend declaration ($5,688,896) are reflected as a deduction to the additional paid in capital in the Company's Consolidated Statement of Assets and Liabilities rather than as an expense in the Consolidated Statement of Operations.

	A corporation that qualifies and elects treatment as a RIC continues to be taxable as a C Corporation on any gains realized within 10 years of its election from sales of assets that were held by the corporation on the effective date of the election
("C Corporation Assets") to the extent of any gain built into the assets on such date ("Built-In Gain"). In 1999, the Company received a ruling from the IRS concluding that the Company can carry forward its C Corporation losses to offset any Built-In Gains resulting from sales of its C Corporation Assets. That ruling may enable the Company to retain some or all of the proceeds from such sales without disqualifying itself as a RIC or incurring corporate level income tax, depending on whether the

Company's sale of C Corporation Assets with Built-In Gains will generate C Corporation E&P. In general, a RIC is not permitted to have, as of the close of any RIC taxable year, E&P accumulated during any C Corporation taxable year. However, because the realization of Built-In Gains will occur while the Company is a RIC, the Company believes that, under current law and IRS pronouncements, the sale of C Corporation Assets with Built-In Gains during RIC taxable years will not generate C Corporation
E&P. The Company had accumulated net ordinary and capital losses of approximately $7.0 million (resulting in a potential tax credit of approximately $2.5 million) during its C Corporation taxable years, of which $0.8 million still remains available for use. The Company intends to use the remaining $0.8 million loss carryforward (resulting in a potential tax credit of approximately $0.3 million) to reduce its taxes that are the result of Built-In Gains.

	Continued qualification as a RIC requires the Company to satisfy certain portfolio diversification requirements in future years. The Company's ability to satisfy those requirements may not be controllable by the Company. There can be no assurance that the Company will qualify or will elect to qualify as a RIC for 2001 or subsequent years.

	During the three months ended March 31, 2001, the Company accrued a net tax provision of $29,634. The Company pays federal, state and local taxes on behalf of its wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is taxed as a C Corporation.

	For the three months ended March 31, 2001 and 2000, the Company's income tax provision was allocated as follows:

                              Three Months Ended     Three Months Ended
                                  March 31, 2001         March 31, 2000

Net operating income               $           0          $           0

Net realized (loss) gain on
investments                               29,634              1,183,618

Net decrease in unrealized
 appreciation on investments                   0               (153,304)
                                   -------------          -------------
Total income tax provision         $      29,634          $   1,030,314
                                   =============          =============

The above tax provision consists of the following:

Current                            $      29,634          $   1,183,618
Deferred -- Federal                            0               (153,304)
                                   -------------          -------------
Total income tax provision         $      29,634          $   1,030,314
                                   =============          =============

	The Company's net deferred tax liability at March 31, 2001 and December 31, 2000 consists of the following:

                                    March 31, 2001    December 31, 2000

Tax on unrealized appreciation
on investments                      $    1,630,506    $       1,630,506

Net operating loss and capital
carryforward                              (266,036)            (266,036)
                                    --------------    -----------------
Net deferred income tax liability   $    1,364,470    $       1,364,470
                                    ==============    =================

NOTE 7.  COMMITMENTS AND CONTINGENCIES

	During 1993, the Company signed a ten-year lease with sublet provisions for office space. In 1995, this lease was amended to include additional office space. During 1999, the Company sublet this space to an unaffiliated party. Rent expense under this lease for the three months ended March 31, 2001 and March 31, 2000, was $42,073 and $41,475, respectively. Future minimum lease payments in each of the following years are: 2002 --
$178,561; 2003 -- $101,946.

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations

      The Company accounts for its operations utilizing accounting principles generally accepted in the United States for investment companies. On this basis, the principal measure of its financial performance is captioned "Net increase (decrease) in net assets resulting from operations," which is the sum of three elements. The first element is "Net operating income (loss)," which is the difference between the Company's income from interest, dividends, and fees and its operating expenses. The second element is "Net realized (loss) gain on investments," which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, net of applicable income tax provisions (benefits). These two elements are combined in the Company's financial statements and reported as "Net realized
(loss) income." The third element, "Net increase (decrease) in unrealized appreciation on investments," is the net change in the fair value of the Company's investment portfolio.

	"Net realized (loss) gain on investments" and "Net increase (decrease) in unrealized appreciation on investments" are directly related. When a security is sold to realize a
(loss) gain, net unrealized appreciation (increases) decreases and net realized (loss) gain increases (decreases).

Financial Condition

	The Company's total assets and net assets were, respectively, $30,814,330 and $28,036,135 at March 31, 2001, compared with $43,343,423 and $31,833,475 at December 31, 2000.

	Among the significant changes in the first quarter of 2001 were: (1) the payment of $5,709,884 in federal income taxes as a result of the Company's deemed dividend distribution; (2) declines in the values of the Company's holdings in Nanophase Technologies Corporation and Essential.com of approximately $2,287,914 and $2,187,413, respectively; (3) the payment of the 2000 realized gain profit sharing of $2,092,565; (4) a decrease in the Company's profit-sharing plan accrual of approximately $846,290, which contributed to operating income for the quarter of $509,877.

	In accordance with recently published SEC guidelines, this quarter reflects the change in the Company's valuation policy to no longer discount publicly held securities for liquidity considerations. (See "Asset Valuation Policy Guidelines" in the "Footnote to Consolidated Schedule of Investments" contained in "Item 1. Consolidated Financial Statements.")

	Net asset value per share ("NAV") was $3.09 at March 31, 2001, versus $3.51 at December 31, 2000.

	The Company's shares outstanding remained unchanged during the three months ended March 31, 2001.

	The Company's financial condition is dependent on the success of its investments. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth and have little or no history of operations. At March 31, 2001, $7,402,962 or 24.0 percent of the Company's total assets consisted of investments at fair value in publicly traded securities (these investments were private equities at the time the Company made the investments), of which net unrealized appreciation was $4,690,398; $15,281,291 or 49.6 percent of the Company's total assets consisted of non-publicly traded securities at fair value in private businesses, of which net unrealized appreciation was $1,175,831.

	At December 31, 2000, $10,240,018 or 23.6 percent of the Company's total assets consisted of investments at fair value in four publicly traded securities (three of which were private businesses at the time the Company made the investments), of which net unrealized appreciation was $5,539,997; $16,782,438 or
38.7 percent of the Company's total assets consisted of non-publicly traded securities at fair value in private businesses, of which net unrealized appreciation was $3,406,915.

	The decrease in the value of publicly traded securities from $10,240,018 at December 31, 2000 to $7,402,962 at March 31, 2001
is primarily owing to the sale of shares of SciQuest.com and the decrease in the value of Nanophase Technologies Corporation. The value of the Company's investments may vary significantly on a quarterly basis (see "Risk Factors").

	The decrease in the value of the non-publicly traded securities from $16,782,438 at December 31, 2000 to $15,281,291 at March 31, 2001 resulted primarily from the decrease in the Company's valuation of its holdings in Essential.com. This decrease was partially offset by the Company's new investment in Schwoo, Inc.

	The changes in the values of SciQuest.com, Nanophase Technologies and Essential.com reflect the extreme volatility of private and publicly traded, small capitalization, high technology stocks in the past 18 month period as well as the inherent risks at all times of such investments (see "Risk Factors").

	A summary of the Company's investment portfolio is as follows:

                                March 31, 2001     December 31, 2000

Investments, at cost               $24,280,273           $33,620,631
Unrealized appreciation              5,864,997             8,947,928
                                   -----------           -----------
Investments, at fair value         $30,145,270           $42,568,559
                                   ===========           ===========

	The accumulated unrealized appreciation on investments net of deferred taxes is $4,234,491 at March 31, 2001, versus
$7,317,422 at December 31, 2000.

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

	The following table is a summary of the cash investments made by the Company in its private placement portfolio during the three months ended March 31, 2001:

               New Investments:             Amount
               Schwoo, Inc.                 $750,000
                                            --------
               Total                        $750,000
                                            ========

Results of Operations

Investment Income and Expenses:

	The Company realized a net operating income of $509,877 and $1,095,073 for the three months ended March 31, 2001 and March
31, 2000, respectively. The Company's net operating income in the three months ended March 31, 2001 and March 31, 2000 reflected decreases in the employee profit-sharing accrual that resulted in credits to expenses of $846,290 and $1,651,336, respectively. When unrealized appreciation as of a certain date subsequently decreases the profit-sharing accrual will be decreased accordingly, resulting in a credit to expenses.

	The Company's principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and provides little or no current yield in the form of dividends or interest. The Company does earn interest income from fixed-income securities, including U.S. Government and Agency Obligations. The amount of interest income earned varies with the average balance of the Company's fixed-income portfolio and the average yield on this portfolio.

	The Company had interest income from fixed-income securities of $152,530 and $83,954 for the three months ended March 31, 2001 and March 31, 2000, respectively. The increase of $68,576 or 81.7 percent is the result of an increase in the balance of the Company's fixed income portfolio during the three months ended March 31, 2001 versus the three months ended March 31, 2000.

	The Company had interest income from affiliated companies of $9,617 and $21,682 for the three months ended March 31, 2001 and March 31, 2000, respectively. The decrease of $12,065 is owing to the decrease in the outstanding loans to investee companies since the first quarter of 2000. The amount of outstanding loans to investee companies varies.

	The Company had other income of $29,812 and $15,812 for the three months ended March 31, 2001 and March 31, 2000, respectively. Other income represents rental income from subletting office space to an unaffiliated party and, in 2001 a gain on the sale of Company property.

	Operating expenses were ($317,918) and ($973,625) for the three months ended March 31, 2001 and March 31, 2000, respectively. The operating expenses of the first quarter of 2001 and 2000 reflect decreases in the employee profit-sharing accrual of $846,290 and $1,651,336, respectively, owing to decreases in the unrealized appreciation for the respective three month periods. Salaries and benefits increased $22,158 or 8.0 percent primarily as the result of interquarter variances. Professional fees decreased $26,104 or 30.6 percent. The remaining expenses are related to office and rent expenses and director compensation.

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

Realized Gains and Losses on Sales of Portfolio Securities:

	During the three months ended March 31, 2001 and 2000, the Company realized (losses) gains of ($1,194,652) and $3,763,272, respectively. During the three months ended March 31, 2001, the Company realized losses of $1,194,652 consisting primarily on the sale of 350,000 shares of SciQuest.com stock.

	During the three months ended March 31, 2000, the Company realized a total gain of $3,763,272, consisting primarily of $3,264,989 on the sale of SciQuest.com shares, $241,025 on the sale of Nanophase Technologies Corporation shares and $147,528 on the realization of the reserve on the NBX/3Com escrow (the Company received the full escrowed funds in March 2000).

Unrealized Appreciation and Depreciation of Portfolio
Securities:

	The Board of Directors values the portfolio securities on a quarterly basis pursuant to the Company's Asset Valuation guidelines in accordance with the 1940 Act. (See "Footnote to Consolidated Schedule of Investments" contained in "Item 1.
Consolidated Financial Statements.")

	Net unrealized appreciation on investments decreased by $3,082,931 or 34.4 percent during the three months ended March 31, 2001, from $8,947,928 to $5,864,997, primarily as a result of the decline in the value of the Company's holdings of Nanophase Technologies Corporation and Essential.com, Inc. of $2,287,914 and $2,187,413, respectively.

	Net unrealized appreciation on investments decreased by $10,600,256 or 22.6 percent during the three months ended March 31, 2000, from $46,882,521 to $36,282,265, primarily as a result of declines in the value of the Company's holdings of SciQuest.com and Silknet Software of $19,723,854 and $1,861,499, respectively, offset by increases in the value of the Company's holdings of Nanophase Technologies Corporation, Alliance Pharmaceutical Corp. and Genomica Corporation of $7,191,790, $5,813,900 and $1,330,520, respectively.

	The changes in the values of SciQuest.com, Silknet Software, Nanophase Technologies, Essential.com and Alliance Pharmaceutical reflect the extreme volatility of private and publicly traded, small capitalization, high technology stocks in the past 18 month period, as well as the inherent risks at all times of such investments (see "Risk Factors").

Liquidity and Capital Resources

	The Company's primary sources of liquidity are cash, receivables and freely tradable marketable securities. The Company's secondary sources of liquidity are restricted securities of companies that are publicly traded. At March 31, 2001 and December 31, 2000, respectively, the Company's total primary liquidity was $14,993,393 and $23,039,736. On the corresponding dates, the Company's total secondary liquidity was $0 and $3,040,679, respectively. The Company's tertiary source of liquidity is its holding of PHZ Capital Partners, L.P., from which the Company received net after-tax distributions in the first quarter of 2001 of $62,861.

	The decrease in the Company's primary source of liquidity from December 31, 2000 to March 31, 2001 is primarily owing to the (1) payment of federal income taxes of $5,709,884; (2) payment of the 2000 employee profit sharing of approximately $2,092,565; (3) decrease in the value of the Company's holdings in Nanophase Technologies Corporation of $2,287,914; (4) investment of $750,000 in Schwoo, Inc.; and (5) the use of funds for operating expenses.

	The decrease in the Company's secondary source of liquidity from December 31, 2000 to March 31, 2001 is owing to the expiration of the lock-up period on Genomica Corporation; which increased the Company's primary source of liquidity.

	From December 31, 2000 to March 31, 2001, the Company's liabilities for accrued employee profit sharing and deferred income tax liability decreased significantly. Accrued profit sharing decreased by $2,938,855 or 84.4 percent to $544,386 as a result of payment of $2,092,565 of the 2000 profit sharing and the reversal of a prior expense accrual of $846,290 owing to the decrease in the unrealized appreciation and the realized losses for the three months ended March 31, 2001. The remaining 2000 profit sharing accrual, approximately $232,507, will be paid upon the completion and filing of the Company's 2000 federal tax return.

	The Company's total income tax liability decreased by $5,682,250 or 79.8 percent to $1,433,786 primarily as a result of the payment of taxes in connection with the deemed dividend distribution.

Sub-Chapter M Status -- Recent Developments

	On March 8, 2001, the Company received SEC certification and qualified for RIC treatment for 2000 (as it had for 1999).
Although the SEC certification for 2000 was issued, there can be no assurance that the Company will receive such certification for subsequent years (to the extent it needs additional certification as a result of changes in its portfolio) or that it will actually qualify as a RIC for subsequent years. In addition, under certain circumstances, even if the Company qualified for Sub-Chapter M treatment in a given year, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a C Corporation, rather than as a RIC.

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

Risk Factors

Investing in the Company's Stock is Highly Speculative and the Investor Could Lose Some or All of the Amount Invested

	The value of the Company's common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or all of the amount invested in the Company's shares. The securities markets frequently experience extreme price and volume fluctuations which affect market prices for securities of companies generally, and technology and very small capitalization companies in particular. Because of the Company's focus on the technology and very small capitalization sectors, its stock price is likely to be impacted by these market conditions. General economic conditions, and general conditions in the Internet and information technology, life sciences, material sciences and other high technology industries, will also affect the Company's stock price.

Investing in the Company's Shares May be Inappropriate for the Investor's Risk Tolerance

	The Company's investments, in accordance with its investment objective and principal strategies, result in a far above average amount of risk and volatility and may well result in loss of principal. The Company's investments in portfolio companies are highly speculative and aggressive and, therefore, an investment in its shares may not be suitable for all investors.

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

The Company is Dependent Upon Key Management Personnel for
Future Success

	The Company is dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of its senior management and other management members. The future success of the Company depends to a significant extent on the continued service and coordination of its senior management team, and particularly on the Chairman and Chief Executive Officer. The departure of any of the executive officers or key employees could materially adversely affect the Company's ability to implement its business strategy. The Company does not maintain key man life insurance on any of its officers or employees.

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

Valuation of Portfolio Investments

	There is typically no public market of equity securities of the small privately held companies in which the Company invests.
 As a result, the valuation of the equity securities in the Company's portfolio is subject to the good faith estimate of the Company's Board of Directors. (See "Asset Valuation Policy Guidelines" in "Footnote to Consolidated Schedule of
Investments.") In the absence of a readily ascertainable market value, the estimated value of the Company's portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if a ready market for the equity securities existed. Any changes in estimated net asset value are recorded in the Company's statement of operations as "Change in unrealized appreciation on investments." (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

Fluctuations of Quarterly Results

	The Company's quarterly operating results could fluctuate as a result of a number of factors. These include, among others, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any one quarter should not be relied upon as being indicative of performance in future quarters. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

Risk of Loss of Pass Through Tax Treatment

	If the Company meets certain diversification and distribution requirements under the Code, it may qualify as a RIC under the Code for pass-through tax treatment. The Company would cease to qualify for pass-through tax treatment if it were unable to comply with these requirements, or if it ceased to qualify as a BDC under the 1940 Act. The Company also could be subject to a four percent excise tax (and, in certain cases, corporate level income tax) if it failed to make certain distributions. The lack of Sub-Chapter M tax treatment could have a material adverse effect on the total return, if any, obtainable from an investment in the Company. If the Company fails to qualify as a RIC, the Company would become subject to federal income tax as if it were an ordinary C Corporation, which tax would result in a corresponding reduction in the Company's net assets and the amount of income available for distribution to the Company's stockholders.

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

Reserves for Taxes

	As a Sub-Chapter M corporation, the Company does not have to pay federal income taxes on realized capital gains to the extent that such gains are distributed to shareholders. Accordingly, it does not establish reserves for taxes on its unrealized capital gains. If the Company were not to qualify for Sub- Chapter M tax status, it would have to establish such reserves for taxes, which would reduce its net asset value, net of a reduction in the reserve for employee profit sharing, accordingly. To the extent that the Company as a Sub-Chapter M corporation were to decide to make a deemed distribution of net realized capital gains and were to retain such net realized capital gains, it would have to establish appropriate reserves for taxes upon making such a decision.

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
Risk

	The Company's business activities contain elements of risk. The Company considers a principal type of market risk to be valuation risk. Investments are stated at "fair value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission. All assets are valued at fair value as determined in good faith by, or under the direction of, the Board of Directors. (See the "Asset Valuation Policy Guidelines" in the "Footnote to Consolidated Schedule of Investments contained in "Item 1. Consolidated Financial Statements.")

	Neither the Company's investments nor an investment in the Company is intended to constitute a balanced investment program.
 The Company has exposure to public-market price fluctuations to the extent of its publicly traded portfolio, which portfolio may be composed primarily or entirely of highly risky, volatile securities.

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

	Because there is typically no public market for the equity interests of the small privately held companies in which the Company invests, the valuation of the equity interests in the Company's portfolio is subject to the estimate of the Company's Board of Directors in accordance with the Company's Asset Valuation Policy Guidelines. In the absence of a readily ascertainable market value, the estimated value of the Company's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in valuation are recorded in the Company's consolidated statements of operations as "Net increase (decrease) in unrealized appreciation on investments."

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          Not Applicable

Item 2.   Changes in Securities and Use of Proceeds
          Not Applicable

Item 3.   Defaults Upon Senior Securities
          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          On Tuesday, April 24th, 2001, the Company held its Annual Meeting of Shareholders for the following purposes: (1) to elect directors of the Company; and (2) to ratify, confirm and approve the Board of Directors' selection of Arthur Andersen LLP as the Company's independent public accountant for its fiscal year ending December 31, 2001. At the close of business on the record date (March 15, 2001), an aggregate of 9,064,231 shares of common stock were issued and outstanding.

          All of the nominees at the April 24, 2001 Annual Meeting were elected directors:

          Nominees                          For          Withheld
          Dr. C. Wayne Bardin         8,280,535            62,627
          Dr. Phillip A. Bauman       8,280,130            63,032
          G. Morgan Browne            8,291,630            51,532
          Harry E. Ekblom             8,264,165            78,997
          Dugald A. Fletcher          8,253,035            90,127
          Charles E. Harris           8,290,915            52,247
          Glenn E. Mayer              8,287,370            55,792
          James E. Roberts            8,268,755            74,407

          With respect to proposal number two, described as a proposal "to ratify, confirm and approve the Board of Directors' selection of Arthur Andersen LLP" as the Company's independent public accountant for its fiscal year ending December 31, 2001, the affirmative votes cast were 8,317,222, the negative votes cast were 19,929 and those abstaining were 8,011.

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

          11.0*  Computation of per share earnings.  See
          Consolidated Statements of Operations.

          (b) The Company did not file any reports on Form 8-K during the first quarter of 2001.

EXHIBIT INDEX

Item Number (of Item 601 of Regulation S-K)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Harris & Harris Group, Inc.


                                By: /s/ Rachel M. Pernia
                                ----------------------------
                                Rachel M. Pernia, Vice President
                                Treasurer, Controller and
                                Principal Accounting Officer


Date: May 14, 2001

