Form 10-Q
period 2001-06-30
HARRIS & HARRIS GROUP INC /NY/
filed 2001-08-09
CIK 893739

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.  20549

                                      Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended June 30, 2001

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

             Class                         Outstanding at August 9, 2001
------------------------------------------------------------------------
Common Stock, $0.01 par value per share	        9,064,231 shares


                          Harris & Harris Group, Inc.
                           Form 10-Q, June 30, 2001

                              TABLE OF CONTENTS

                                                       Page Number
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial  Statements. . . . . . . .    1

Consolidated Statements of Assets and Liabilities . . . .    2

Consolidated Statements of Operations . . . . . . . . . .    3

Consolidated Statements of Cash Flows . . . . . . . . . .    4

Consolidated Statements of Changes in Net Assets. . . . .    5

Consolidated Schedule of Investments. . . . . . . . . . .    6

Notes to Consolidated Financial Statements. . . . . . . .   14

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations. .   21

Financial Condition . . . . . . . . . . . . . . . . . . .   21

Results of Operations . . . . . . . . . . . . . . . . . .   23

Liquidity and Capital Resources . . . . . . . . . . . . .   26

Risk Factors. . . . . . . . . . . . . . . . . . . . . . .   27

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk. . . . . . . . . . . . . . . .   30

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . .   32
Item 2.  Changes in Securities and Use of Proceeds. . . .   32
Item 3.  Defaults Upon Senior Securities. . . . . . . . .   32
Item 4.  Submission of Matters to a Vote of
         Security Holders . . . . . . . . . . . . . . . .   32
Item 5.  Other Information. . . . . . . . . . . . . . . .   32
Item 6.  Exhibits and Reports on Form 8-K	. . . . . . . .   32

Exhibit Index . . . . . . . . . . . . . . . . . . . . . .   33
Signature . . . . . . . . . . . . . . . . . . . . . . . .   33


                     Harris & Harris Group, Inc.
                      Form 10-Q, June 30, 2001


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

          CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                              ASSETS

                              June 30, 2001        December 31, 2000
                               (Unaudited)              (Audited)
Investments, at value (See
  accompanying schedule of
  investments and notes). . . $  32,695,185        $      42,568,559
Cash and cash equivalents . .       130,069                  253,324
Restricted funds (Note 5) . .       373,942                  265,183
Interest receivable . . . . .         1,848                   30,082
Note receivable . . . . . . .        10,888                   10,888
Prepaid expenses. . . . . . .        40,662                   82,615
Other assets. . . . . . . . .       122,440                  132,772
                              -------------        -----------------
Total assets. . . . . . . . . $  33,375,034        $      43,343,423
                              =============        =================

                          LIABILITIES & NET ASSETS

Accounts payable and
  accrued liabilities . . . . $     856,458        $         771,763
Payable to broker for
  unsettled trade . . . . . .             0                  115,005
Accrued profit sharing
  (Note 3). . . . . . . . . .     1,257,369                3,483,241
Deferred rent . . . . . . . .        19,276                   23,903
Current income tax liability
  (Note 6). . . . . . . . . .        16,667                5,751,566
Deferred income tax liability
  (Note 6). . . . . . . . . .     1,364,470                1,364,470
                              -------------        -----------------
Total liabilities . . . . . .     3,514,240               11,509,948
                              -------------        -----------------
Commitments and contingencies
  (Note 7)

Net assets. . . . . . . . . . $  29,860,794        $      31,833,475
                              =============        =================

Net assets are comprised of:
Preferred stock, $0.10 par
  value, 2,000,000 shares
  authorized; none issued . . $           0        $               0
Common stock, $0.01 par
  value, 25,000,000 shares
  authorized; 10,692,971
  issued at 6/30/01 and
  12/31/00. . . . . . . . . .       106,930	             106,930
Additional paid in capital
  (Note 4). . . . . . . . . .    26,724,595               26,724,595
Additional paid in capital --
  common stock warrants . . .       109,641                  109,641
Accumulated net realized
  (loss) gain . . . . . . . .    (1,003,290)                 642,418
Accumulated unrealized
  appreciation of investments,
  net of deferred tax liability
  of $1,630,506 at 6/30/01 and
  $1,630,506 at 12/31/00. . .     6,990,449                7,317,422
Treasury stock at cost
  (1,628,740 shares at 6/30/01
  and at 12/31/00). . . . . .    (3,067,531)              (3,067,531)
                               ------------         ----------------
Net assets. . . . . . . . . .  $ 29,860,794         $     31,833,475
                               ============         ================
Shares outstanding. . . . . .     9,064,231                9,064,231
                               ============         ================
Net asset value per
outstanding share . . . . . .  $       3.29         $           3.51
                               ============         ================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                               Three Months Ended	       Six Months Ended
                                June          June          June          June
                                 30,           30,           30,           30,
                                2001          2000          2001          2000
Investment income:
 Interest from:
  Fixed-income
  securities. . . . . . . .$ 117,846  $     60,861  $    270,376 $    144,815
  Affiliated companies. . .    1,765        12,376        11,382       34,058
  Other income. . . . . . .   17,350        19,252        47,162       35,064
                           ---------  ------------  ------------  -----------
   Total investment income.  136,961        92,489       328,920      213,937

Expenses:
 Profit-sharing accrual
  (reversal)(Note 3). . . .  712,982    (2,465,091)     (133,308)  (4,116,427)
 Salaries and benefits. . .  256,212       244,740       555,916      522,286
 Administration and
  operations. . . . . . . .  123,680       152,525       216,937      245,099
 Professional fees. . . . .   32,616       120,707        91,819      206,014
 Rent . . . . . . . . . . .   48,393        41,634        90,465       83,109
 Directors' fees and
  expenses. . . . . . . . .   23,366        34,278        46,356       55,410
 Depreciation . . . . . . .    7,500        10,000        15,000       20,000
 Bank custody fees. . . . .    2,779         1,064         6,425        4,600
 Interest expense (Note 4).        0             0             0      146,141
                           ---------   -----------   -----------  -----------
  Total expenses. . . . . .1,207,528    (1,860,143)      889,610   (2,833,768)
                           ---------   -----------   -----------  -----------
 Operating (loss) income
  before income taxes. . .(1,070,567)    1,952,632      (560,690)   3,047,705
 Income tax provision
  (Note 6) . . . . . . . .         0             0             0            0
                           ---------   -----------   -----------  -----------
Net operating (loss)
 income. . . . . . . . . .(1,070,567)    1,952,632      (560,690)   3,047,705

Net realized gain (loss) on investments:
 Realized gain (loss) on
  sale of investments. . .   161,909     4,332,410    (1,032,743)   8,095,682
                           ----------  -----------   -----------  -----------
   Total realized gain
    (loss) . . . . . . . .   161,909     4,332,410    (1,032,743)   8,095,682
 Income tax provision
  (Note 6) . . . . . . . .   (22,641)   (1,457,455)      (52,275)  (2,641,073)
                           ----------  ------------   -----------  -----------
 Net realized gain (loss)
  on investments . . . . .    139,268     2,874,955   (1,085,018)   5,454,609

Net realized (loss)
income . . . . . . . . . .   (931,299)    4,827,587   (1,645,708)   8,502,314

Net increase (decrease) in
unrealized appreciation on investments:
 Increase (decrease) as
  a result of investment
  sales. . . . . . . . . .     36,881    (9,247,287)   1,564,963 (12,452,277)
 Increase on investments
  held . . . . . . . . . .  3,216,789     1,094,989    3,216,789  15,433,562
 Decrease on investments
  held . . . . . . . . . .   (497,712)   (7,783,785)  (5,108,725)(29,517,624)
                           ----------   -----------  ----------- ------------
  Net change in unrealized
   appreciation on
   investments . . . . . .  2,755,958   (15,936,083)    (326,973)(26,536,339)
 Income tax benefit
   (Note 6). . . . . . . .          0             0            0     153,304
                           ----------   -----------   ---------- ------------
 Net increase (decrease) in
  unrealized appreciation
  on investments . . . . .  2,755,958   (15,936,083)    (326,973)(26,383,035)
                           ----------  ------------  ----------- ------------
Net increase (decrease) in
net assets resulting from
operations:
 Total . . . . . . . . . . $1,824,659  $(11,108,496) $(1,972,681)$(17,880,721)
                           ==========  ============  =========== ============
 Per outstanding share . . $     0.20  $      (1.20) $     (0.22)$      (1.92)
                           ==========  ============  =========== ============

                     The accompanying notes are an integral part of
                          these consolidated financial statements.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

	                                    Six Months Ended    Six Months Ended
                                             June 30, 2001       June 30, 2000

Cash flows from operating activities:
Net decrease in net assets resulting
  from operations. . . . . . . . . . . .  $     (1,972,681)   $   (17,880,721)
Adjustments to reconcile net decrease
in net assets resulting from operations
to net cash used in operating activities:
  Net realized and unrealized gain
    on investments . . . . . . . . . . .         1,359,716         18,440,657
  Deferred income taxes. . . . . . . . .                 0           (153,304)
  Depreciation . . . . . . . . . . . . .            15,000             20,000
  Other. . . . . . . . . . . . . . . . .                 0             83,007

Changes in assets and liabilities:
  Restricted funds . . . . . . . . . . .          (108,759)          (147,656)
  Interest receivable. . . . . . . . . .            28,234             43,971
  Prepaid expenses . . . . . . . . . . .            41,953             38,647
  Funds in escrow. . . . . . . . . . . .                 0          1,327,748
  Other assets . . . . . . . . . . . . .            (1,113)            18,489
  Accounts payable and accrued
    liabilities. . . . . . . . . . . . .            84,695           (107,752)
  Payable to broker for unsettled trade.          (115,005)                 0
  Accrued profit sharing . . . . . . . .        (2,225,872)        (5,141,123)
  Current income tax liability . . . . .        (5,734,899)         2,672,413
  Deferred rent. . . . . . . . . . . . .            (4,627)            (4,627)
  Collection on notes receivable . . . .                 0             10,887
                                          ----------------     --------------
  Net cash used in operating activities.        (8,633,358)          (779,364)

Cash flows from investing activities:
  Net purchase (sale) of short-term
    investments and marketable
    securities . . . . . . . . . . . . .         7,579,689         (4,277,993)
  Proceeds from sale or liquidation
    of investments . . . . . . . . . . .         2,112,796          9,580,519
  Investment in private placements
    and loans. . . . . . . . . . . . . .        (1,178,827)        (4,417,500)
  Purchase of fixed assets . . . . . . .            (3,555)            (6,974)
                                          ----------------     --------------
Net cash provided by investing
 activities. . . . . . . . . . . . . . .         8,510,103            878,052

Cash flows from financing activities:
  Proceeds from note payable . . . . . .                 0          3,000,000
  Payment of note payable. . . . . . . .                 0         (3,000,000)
                                          ----------------     --------------
  Net cash used in financing activities.                 0                  0
                                          ----------------     --------------
Net (decrease) increase in cash and cash equivalents:
  Cash and cash equivalents at beginning
    of the period. . . . . . . . . . . .           253,324            133,256
  Cash and cash equivalents at end
    of the period. . . . . . . . . . . .           130,069            231,944
                                          ----------------     --------------
  Net (decrease) increase in cash and
    cash equivalents . . . . . . . . . .  $       (123,255)    $       98,688
                                          ================     ==============
Supplemental disclosures of cash flow information:
  Income taxes paid. . . . . . . . . . .  $      5,787,174     $          600
  Interest paid. . . . . . . . . . . . .  $              0     $       36,500


                The accompanying notes are an integral part of these
                       consolidated financial statements.

                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                       (Unaudited)

                               Three Months Ended	       Six Months Ended
                                June          June          June          June
                                 30,           30,           30,           30,
                                2001          2000          2001          2000

Changes in net assets from operations:
  Net operating (loss)
   income. . . . . . . .  $(1,070,567) $ 1,952,632    $ (560,690) $ 3,047,705
  Net realized gain (loss)
   on investments. . . .      139,268    2,874,955	(1,085,018)   5,454,609
  Net increase (decrease)
   in unrealized
   appreciation on
   investments as a
   result of sales . . .       36,881   (9,247,287)    1,564,963  (12,298,973)
  Net increase (decrease)
   in unrealized
   appreciation on
   investments held. . .    2,719,077   (6,688,796)   (1,891,936) (14,084,062)
                          -----------  -----------    ----------  -----------
  Net increase (decrease)
   in net assets
   resulting from
   operations. . . . . .    1,824,659  (11,108,496)   (1,972,681) (17,880,721)


Changes in net assets from capital
stock transactions:

  Additional paid in
   capital on Common Stock
   Warrants issued . . .            0            0             0      109,641
                          -----------  -----------    ----------  -----------
  Net increase in net
   assets resulting
   from capital stock
   transactions. . . . .            0            0             0      109,641
                          -----------  -----------    ----------  -----------
Net increase (decrease)
in net assets. . . . . .    1,824,659  (11,108,496)   (1,972,681) (17,771,080)

Net assets:

  Beginning of the
    period . . . . . . .   28,036,135   46,972,221    31,833,475   53,634,805
                          -----------  -----------   -----------  -----------
  End of the
    period . . . . . . .  $29,860,794  $35,863,725   $29,860,794  $35,863,725
                          ===========  ===========   ===========  ===========

              The accompanying notes are an integral part of these
                         consolidated financial statements.

          CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2001
                                   (Unaudited)

                                             Method of      Shares/
                                          Valuation (3)   Principal     Value

Investments in Unaffiliated Companies
(13)(14)(15) -- 14.3% of total investments

Publicly Traded Portfolio (Common stock unless noted otherwise) -- 9.6% of total investments

  Genomica Corporation (1)(6)(7) --
    Develops software that enables the
    study of complex genetic diseases --
    2.94% of fully diluted equity
    Common Stock. . . . . . . . . . . . . . .  (C)         731,111  $3,143,777
                                                                    ----------
Total Publicly Traded Portfolio (cost: $1,500,304). . . . . . . . . $3,143,777
                                                                    ----------
Private Placement Portfolio (Illiquid) (13)(14)(15) --
4.7% of total investments

  AlphaSimplex Group, LLC (1)(2) --
    Investment advisory firm. . . . . . . . .  (D)           --     $      641

  Essential.com, Inc. (1)(2)(8) --
    Online energy and communications
    marketplace -- 0.97% of fully diluted
    equity
    Common stock. . . . . . . . . . . . . . .  (D)         253,271        --

  Exponential Business Development Company (2)(5) --
    Venture capital partnership focused
    on early stage companies
    Limited partnership interest. . . . . . .  (A)            --        25,000

  Informio, Inc. (1)(2)(5)(6)(9) --
    Developing audio web portal
    technology -- 0.80% of fully diluted
    equity
    Series A Voting Convertible
    Preferred Stock . . . . . . . . . . . . .  (A)         229,364     504,601

  Kriton Medical, Inc. (1)(2)(5)(6) --
    Research and development of
    medical devices -- 1.86% of fully
    diluted equity
    Series B Convertible Preferred Stock. . .  (A)         476,191   1,000,001

  MedLogic Global Corporation (1)(2)(5)(6) --
    Medical cyanoacrylate adhesive --
    0.23% of fully diluted equity
    Series B Convertible Preferred Stock. . .  (D)          54,287
    Common Stock. . . . . . . . . . . . . . .  (D)          25,798         --
                                                                    ----------
Total Private Placement Portfolio (cost: $3,912,910). . . . . . . . $1,530,243
                                                                    ----------
Total Investments in Unaffiliated Companies (cost: $5,413,214). . . $4,674,020
                                                                    ----------

               The accompanying notes are an integral part of this
                              consolidated schedule.

              CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2001
                                    (Unaudited)

                                             Method of      Shares/
                                          Valuation (3)   Principal     Value

Investments in Non-Controlled Affiliated Companies (13)(15) -- 60.2% of total investments

Publicly Traded Portfolio -- 23.9% of total investments

  Nanophase Technologies Corporation (1)(10) --
    Manufactures and markets inorganic
    crystals of nanometric dimensions --
    4.67% of fully diluted equity. . . . . .  (C)          705,916  $7,800,372
                                                                    ----------
Total Publicly Traded Portfolio (cost: $1,500,418). . . . . . . . . $7,800,372
                                                                    ----------
Private Placement Portfolio (Illiquid) (13)(15) -- 36.3% of total investments

  Experion Systems, Inc. (1)(2)(6)(11) --
    Provides e-business software selling
    platforms based on trust-based
    marketing -- 13.42% of fully diluted
    equity
    Convertible Preferred Stock . . . . . .   (D)         197,500   $1,100,000

  NeuroMetrix, Inc. (1)(2)(5)(6) --
    Medical devices for monitoring
    neuromuscular disorders -- 13.51% of
    fully diluted equity
    Series A Convertible Preferred Stock. .   (D)         875,000
    Series B Convertible Preferred Stock. .   (D)         625,000
    Series C-2 Convertible Preferred Stock.   (D)       1,148,100
    Series E Convertible Preferred Stock. .   (D)         266,665    6,708,225

  PHZ Capital Partners Limited Partnership (2)(12) --
    Organizes and manages investment
    partnerships -- 20.0% of fully
    diluted equity
    Limited partnership interest. . . . . .   (D)            --      1,988,791

  Questech Corporation (1)(2)(5)(6) --
    Manufactures and markets proprietary
    decorative tiles and signs -- 9.36% of
    fully diluted equity
    Common Stock. . . . . . . . . . . . . .   (B)        646,954
    Warrants at $5.00 expiring 11/15/04 . .   (B)          1,965
    Warrants at $4.00 expiring 11/28/01 . .   (B)        152,422
    Warrants at $1.50 expiring 11/16/05 . .   (B)          1,250      970,598

  Schwoo, Inc. (1)(2)(4) -- Developing
    software that automatically manages
    e-commerce security infrastructure --
    11.9% of fully diluted equity
    Series B Convertible Preferred Stock. .   (A)      2,306,194
    Convertible Bridge Loans. . . . . . . .   (A)    $   210,250
    Warrants at $0.3853 . . . . . . . . . .   (A)         81,851     1,098,827
                                                                   -----------
Total Private Placement Portfolio (cost: $8,803,890). . . . . . . .$11,866,441
                                                                   -----------
Total Investments in Non-Controlled Affiliated
Companies (cost: $10,304,308) . . . . . . . . . . . . . . . . . .  $19,666,813
                                                                   -----------

               The accompanying notes are an integral part of this
                                consolidated schedule.

          CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2001
                                  (Unaudited)

                                             Method of     Shares/
                                         Valuation (3)   Principal      Value


U.S. Government and Agency Obligations -- 25.5% of total investments

  Federal Home Loan Bank Discount Notes --
    due date 7/11/01. . . . . . . . . . . . .   (K)     $1,200,000  $1,198,512
  Federal Home Loan Bank Discount Notes --
    due date 8/6/01 . . . . . . . . . . . . .   (K)     $1,600,000   1,593,776
  Federal Farm Credit Bank Discount Notes --
    due date 8/20/01. . . . . . . . . . . . .   (K)     $1,700,000   1,690,956
  Federal Home Loan Bank Discount Notes --
    due date 9/5/01 . . . . . . . . . . . . .   (K)     $2,000,000   1,986,080
  Federal Home Loan Bank Discount Notes --
    due date 9/14/01. . . . . . . . . . . . .   (K)     $1,900,000   1,885,028
                                                                   -----------
Total Investments in U.S. Government and
Agency Obligations (cost: $8,356,708) . . . . . . . . . .  . . . . $ 8,354,352
                                                                   -----------
Total Investments -- 100% (cost: $24,074,230). . . . . . . . . . . $32,695,185
                                                                   ===========

            The accompanying notes are an integral part of this
                           consolidated schedule.

             CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2001
                                     (Unaudited)

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

(5)	No changes in valuation occurred in these investments during the six months ended June 30, 2001.

(6)	These investments are development stage companies.  A
      development stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations or it has commenced such operations but has not realized significant revenue from them.

(7) 	In 1996, Genomica Corporation was cofounded by the Company,
      Cold Spring Harbor Laboratory ("CSHL"), a not-for-profit institution, and Falcon Technology Partners, LP. Mr. G. Morgan Browne serves on the Board of Directors of the Company and is Chief Financial Officer of CSHL. In late 1998, Charles E. Harris, Chairman and CEO of Harris & Harris Group, became a trustee of CSHL. On September 29, 2000, Genomica Corporation (National Market Symbol: GNOM) commenced trading on Nasdaq. During July and August 2001, the Company sold its position in Genomica
      Corporation for total net proceeds of approximately $2,523,274 or $3.45 per share.

(8)	On June 29, 2000, Sundial Marketplace Corporation was
      acquired in a tax-free merger by Essential.com, Inc.
      Essential.com has filed for bankruptcy.

(9)	Previously named iPacer Corporation.


        The accompanying notes are an integral part of this
                       consolidated schedule.

(10)	During July and August 2001, the Company sold its position
      in Nanophase Technologies  Corporation (National Market
      Symbol: NANX) for total net proceeds of approximately
      $4,263,242 or $6.04.

(11)	Previously named MyPersonalAdvocate.com, Inc.

(12) Harris Partners I L.P. owns a 20 percent limited partnership interest in PHZ Capital Partners L.P. The partners of Harris Partners I L.P. are Harris & Harris Enterprises, Inc. (sole general partner) and Harris & Harris Group, Inc. (sole limited partner). Harris & Harris Enterprises, Inc. is a 100 percent owned subsidiary of Harris & Harris Group, Inc.

(13)	Investments in unaffiliated companies consist of investments in which the Company owns less than five percent of the investee company. Investments in non-controlled affiliated companies consist of investments in which the Company owns more than five percent but less than 25 percent of the investee company. Investments in controlled affiliated companies consist of investments in which the Company owns more than 25 percent of the investee company.

(14)	The aggregate cost for federal income tax purposes of
      investments in unaffiliated companies is $5,413,214. The gross unrealized appreciation based on the tax cost for these securities is $2,383,308. The gross unrealized depreciation based on the tax cost for these securities is $1,644,114.

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

	C.  Public Market:   The public market method is used when
there is an established public market for the class of the company's securities held by the Company. The Company discounts market value for securities that are subject to significant legal and contractual restrictions. Other securities, for which market quotations are readily available, are carried at market value as of the time of valuation. In accordance with recently published SEC guidelines, the Company changed its policy, effective March 31, 2001, and no longer discounts the market value of securities for liquidity considerations.

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

	The June 30, 2001 consolidated financial statements include a liability for deferred taxes on the remaining net built-in gains as of December 31, 1998, net of the unutilized operating and capital loss carryforwards incurred by the Company through December 31, 1998.

      The June 30, 2000 and December 31, 2000 consolidated financial statements also reflect a tax provision on net realized long-term capital gains which the Company retained for liquidity and to fund investment opportunities, rather than distribute to shareholders as a cash distribution. Accordingly, the Company declared a designated undistributed capital gain dividend for the year. (See "Note 6. Income Taxes" and Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Sub-Chapter M Status -- Recent Developments.")

	The Company pays federal, state and local income taxes on behalf of its wholly owned subsidiary, Harris & Harris
Enterprises, which is a C corporation.  (See Note 6. Income
Taxes.)

	Reclassifications. Certain reclassifications have been made to the June 30, 2000 financial statements to conform to the June
30, 2001 presentation.

	Estimates by Management. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2001 and December 31, 2000, and the reported amounts of revenues and expenses for the three months ended June 30, 2001 and June 30, 2000. Actual results could differ from these estimates.

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

	As of January 1, 1998, the Company began implementing the Harris & Harris Group, Inc. Employee Profit Sharing Plan (the "1998 Plan") that provides for profit sharing equal to 20 percent of the net realized income of the Company as reflected on the Consolidated Statement of Operations for such year, less the nonqualifying gain, if any. The 1998 Plan was terminated by the Company as of December 31, 1999. All the amounts owed on the 1999 realized gains were paid during 2000. In March 2000, the Company paid out 90 percent of the profit sharing in the amount of $1,024,696 on the 1999 realized gains; the remaining 10 percent or $113,855 was paid out in September 2000, upon the completion and filing of the Company's 1999 federal tax return.

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

	The Company calculates the Plan accrual at each quarter end based on the realized and unrealized gains at that date, net of operating expenses for the year. Any adjustments to the Plan accrual are then reflected in the Consolidated Statements of Operations for the quarter. The Plan accrual is not paid out until the gains are realized. During the first six months of 2001, the Company paid out 90 percent of the 2000 profit sharing in the amount of $2,092,565 and reduced the profit-sharing accrual by $133,308 as a result of the realized losses and a decrease in the net unrealized appreciation. Accordingly, the cumulative accrual under the Plan decreased to $1,257,369 at June

30, 2001. The remaining 10 percent of the 2000 profit sharing, approximately $228,374, was paid out in July 2001 upon the completion and filing of the Company's 2000 federal tax return.

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

	On January 27, 2000, the Company placed privately, with an unaffiliated investor, for $3 million in cash, a one-year 12 percent note with one-year warrants to purchase 25,263 shares of the Company's common stock at $11.8750 per share. During March 2000, with part of the proceeds from the sale of SciQuest.com stock, the Company prepaid the Note. The Company incurred total interest costs of $146,141; $36,500 in cash interest paid on the note and $109,641 in non-cash interest attributed to the warrants, which expired unexercised on January 26, 2001.

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

NOTE 5.  EMPLOYEE BENEFITS

	On October 19, 1999, Charles E. Harris signed an Employment Agreement with the Company (disclosed in a Form 8-K filed on October 27, 1999) (the "Employment Agreement"), which superseded an employment agreement that was about to expire on December 31, 1999. The Employment Agreement would terminate on December 31, 2004 ("Term") absent to either an earlier termination or an extension in accordance with the terms; on January 1, 2000 and on each day thereafter, the Term extends automatically by one day unless at any time the Company or Mr. Harris, by written notice, decides not to extend the Term, in which case the Term will expire five years from the date of the written notice.

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

	The Employment Agreement provides for the Company to adopt a supplemental executive retirement plan (the "SERP") for the benefit of Mr. Harris. Under the SERP, the Company will cause an amount equal to one-twelfth of the Mr. Harris's current base salary to be credited each month (a "Monthly Credit") to a special account maintained for this purpose on the books of the Company for the benefit of Mr. Harris (the "SERP Account").
The amounts credited to the SERP Account will be deemed invested or reinvested in such mutual funds or U.S. Government securities as determined by Mr. Harris. The SERP Account will be credited and debited to reflect the deemed investment returns, losses and expenses attributed to such deemed investments and reinvestments. Mr. Harris' benefit under the SERP will equal the balance in the SERP Account and such benefit will always be 100 percent vested (i.e., not forfeitable). Mr. Harris will determine the form and timing of the distribution of the balance in the SERP Account; provided, however, in the event of the termination, the balance in the SERP Account will be distributed to Mr. Harris or his beneficiary, as the case may be, in a lump-sum payment within 30 days of such termination. The Company established a rabbi trust for the purpose of accumulating funds to satisfy the obligations incurred by the Company under the SERP. The restricted funds for the SERP Plan total $373,942 as of June
30, 2001. Mr. Harris' rights to benefits pursuant to this SERP will be no greater than those of a general creditor of the Company.

	The Employment Agreement provides severance pay in the event of termination without cause or by constructive discharge and also provides for certain death benefits payable to the surviving spouse equal to the executive's base salary for a period of two years.
                              18

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

	On June 30, 1994, the Company adopted a plan to provide medical and health insurance for retirees, their spouses and dependents who, at the time of their retirement, have ten years of service with the Company and have attained 50 years of age or have attained 45 years of age and have 15 years of service with the Company. On February 10, 1997, the Company amended this plan to include employees who "have seven full years of service and have attained 58 years of age." The coverage is secondary to any government provided or subsequent employer provided health insurance plans. Based upon actuarial estimates, as of June 30, 2001, the Company had a reserve of $354,840 for the plan.

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

	As a RIC, to the extent that the Company retains capital gains, and declares a deemed dividend of those gains to shareholders, the dividend is taxable to the shareholders as capital gains. The Company would pay tax, at the corporate rate, on the distribution, and the shareholders would receive a tax credit equal to their proportionate share of the tax paid. The Company took advantage of this rule for 2000. During the six months ended June 30, 2000, the Company accrued a net tax provision of $2,487,769. The Company's December 31, 2000 financial statements include a tax liability of $5,709,884. The taxes paid by the Company as a result of its deemed dividend declaration ($5,688,896) are reflected as a deduction to the additional paid in capital in the Company's Consolidated Statement of Assets and Liabilities rather than as an expense in the Consolidated Statement of Operations.

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

	Continued qualification as a RIC requires that the Company continue to satisfy certain portfolio diversification requirements. The Company's ability to satisfy those requirements may not be controllable by the Company. There can be no assurance that the Company will qualify, or will not take action to disqualify itself, as a RIC for 2001 or subsequent years.

	During the six months ended June 30, 2001, the Company accrued a net tax provision of $52,275. The Company pays federal, state and local taxes on behalf of its wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is taxed as a C Corporation.

	For the three and six months ended June 30, 2001 and 2000, the Company's income tax provision was allocated as follows:

                 Three Months     Three Months      Six Months      Six Months
                        Ended            Ended           Ended           Ended
                June 30, 2001    June 30, 2000   June 30, 2001    June 30,2000

Net operating
(loss) income. . . .$       0       $        0       $       0    $         0

Net realized
gain (loss)
on investments . . .   22,641        1,457,455          52,275      2,641,073

Net increase
(decrease) in
unrealized appreciation
on investments . . .        0                0               0       (153,304)
                    ---------       ----------       ---------     ----------
Total income tax
provision. . . . . .$  22,641       $1,457,455       $  52,275     $2,487,769
                    =========       ==========       =========     ==========

The above tax provision (benefit) consists of the following:

Current. . . . . . .$  22,641       $1,457,455       $  52,275     $2,641,073

Deferred --Federal .        0                0               0       (153,304)
                    ---------       ----------       ---------     ----------
Total income tax
provision. . . . . .$  22,641       $1,457,455       $  52,275     $2,487,769
                    =========       ==========       =========     ==========

	The Company's net deferred tax liability at June 30, 2001 and December 31, 2000 consists of the following:

                                         June 30, 2001     December 31, 2000

Tax on unrealized appreciation
on investments . . . . . . . . . . . . . $ 1,630,506          $ 1,630,506

Net operating loss and capital
carryforward . . . . . . . . . . . . . .    (266,036)            (266,036)
                                         -----------          -----------
Net deferred income tax liability. . . . $ 1,364,470          $ 1,364,470
                                         ===========          ===========

NOTE 7.  COMMITMENTS AND CONTINGENCIES

	During 1993, the Company signed a ten-year lease with sublet provisions for office space. In 1995, this lease was amended to include additional office space. During 1999, the Company sublet this space to an unaffiliated party. Rent expense under this lease was $48,393 and $41,634 for the three months ended June 30, 2001 and June 30, 2000 and $90,465 and $83,109 for the six months ended June 30, 2001 and June 30, 2000, respectively. Future minimum lease payments in each of the following years are:  2002
-- $178,561; 2003 -- $101,946.

NOTE 8.  SUBSEQUENT EVENTS

	During July and August 2001, the Company (1) sold its position in Nanophase Technologies Corporation for total net proceeds of approximately $4,263,242 or $6.04 per share; (2) sold its position in Genomica Corporation for total net proceeds of approximately $2,523,274 or $3.45 per share; and (3) invested an additional $62,500 in Schwoo, Inc.

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

Financial Condition

	The Company's total assets and net assets were, respectively, $33,375,034 and $29,860,794 at June 30, 2001, compared with $43,343,423 and $31,833,475 at December 31, 2000.

	Among the significant changes in the six month ended June 30, 2001 were: (1) the payment of $5,709,884 in federal income taxes as a result of the Company's deemed dividend distribution;
(2) decline in the value of the Company's holdings in Essential.com and Experion Systems, Inc. of $2,204,000 and $480,000, respectively; (3) the increase in the valuation of the Company's holdings in Nanophase Technologies Corporation of 800,290; and (4) the payment of the 2000 realized gain profit sharing of $2,092,565.

	In accordance with recently published SEC guidelines as of March 31, 2001, the Company changed its valuation policy by no longer discounting publicly held securities for liquidity considerations. (See "Asset Valuation Policy Guidelines" in the "Footnote to Consolidated Schedule of Investments" contained in "Item 1. Consolidated Financial Statements.")

	Net asset value per share ("NAV") was $3.29 at June 30, 2001, versus $3.51 at December 31, 2000.

	The Company's shares outstanding remained unchanged during the six months ended June 30, 2001.

	The Company's financial condition is dependent on the success of its investments. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth and have little or no history of operations. At June 30, 2001, $10,944,149 or 32.8 percent of the Company's total assets consisted of investments in publicly traded securities (these investments were private equities at the time the Company made the investments), of which net unrealized appreciation was $7,943,427; $13,396,684 or 40.1 percent of the Company's total assets consisted of non-publicly traded securities at fair value in private businesses, of which net unrealized depreciation was $679,884.

	At December 31, 2000, $10,240,018 or 23.6 percent of the Company's total assets consisted of investments in four publicly traded securities (three of which were private businesses at the time the Company made the investments), of which net unrealized appreciation was $5,539,997; $16,782,438 or 38.7 percent of the Company's total assets consisted of non-publicly traded securities at fair value in private businesses, of which net unrealized appreciation was $3,406,915.

	The increase in the value of publicly traded securities from $10,240,018 at December 31, 2000 to $10,944,149 at June 30, 2001
is primarily owing to the increase in the value of Nanophase
Technologies Corporation offset by the sale of shares of SciQuest.com. The value of the Company's investments may vary significantly on a quarterly basis (see "Risk Factors").

	The decrease in the value of the non-publicly traded securities from $16,782,438 at December 31, 2000 to $13,396,685 at June 30, 2001 resulted primarily from the decreases in the Company's valuation of its holdings in Essential.com and Experion Systems of $2,204,000 and $480,000, respectively, as well as the dissolution and liquidation of Harris Newco for approximately $2,000,000 at no material gain or loss. This decrease was partially offset by the Company's new investment in Schwoo, Inc.

	The changes in the values of SciQuest.com, Nanophase
Technologies and Essential.com reflect the extreme volatility of private and publicly traded, small capitalization, high technology stocks in the past 24 month period.

	A summary of the Company's investment portfolio is as follows:

                                June 30, 2001       December 31, 2000

Investments, at cost. . . . . . $  24,074,230        $     33,620,631
Unrealized appreciation . . . .     8,620,955               8,947,928
                                -------------        ----------------
Investments, at fair value. . . $  32,695,185        $     42,568,559
                                =============        ================

	The accumulated unrealized appreciation on investments net of deferred taxes is $6,990,449 at June 30, 2001, versus
$7,317,422 at December 31, 2000.

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

	The following table is a summary of the cash investments made by the Company in its private placement portfolio during the six months ended June 30, 2001:

                                           Amount
New Investments:
Schwoo, Inc.. . . . . . . . . . . . . $   750,000

Additional Investments:
Experion Systems, Inc.. . . . . . . .      80,000

Exercise of Warrants Held:
Schwoo, Inc.. . . . . . . . . . . . .     138,577

Loans:
Schwoo, Inc.. . . . . . . . . . . . .     210,250
                                       ----------
Total . . . . . . . . . . . . . . . .  $1,178,827
                                       ==========

Results of Operations

Investment Income and Expenses:

	The Company realized a net operating (loss) income of ($560,690) and $3,047,705 for the six months ended June 30, 2001 and June 30, 2000, respectively. The Company's net operating income in the six months ended June 30, 2001 and June 30, 2000 reflected decreases in the employee profit-sharing accrual that resulted in credits to expenses of $133,308 and $4,116,427, respectively. When unrealized appreciation as of a certain date subsequently decreases the profit-sharing accrual will be decreased accordingly, resulting in a credit to expenses.

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

	The Company had interest income from fixed-income securities of $270,376 and $144,815 for the six months ended June
30, 2001 and June 30, 2000, respectively. The increase of
$125,561 or 86.7 percent reflects an increase in the balance of the Company's fixed income portfolio during the six months ended
June 30, 2001 versus the six months ended June 30, 2000.

	The Company had interest income from affiliated companies of $11,382 and $34,058 for the six months ended June 30, 2001 and June 30, 2000, respectively. The decrease of $22,676 or 66.6 percent is owing to a decrease in the outstanding loans to investee companies. Therefore, the amount of outstanding loans to investee companies varies on a quarterly basis.

	The Company had other income of $47,162 and $35,064 for the six months ended June 30, 2001 and June 30, 2000, respectively.
Other income represents rental income from subletting office space to an unaffiliated party and, in 2001, a gain on the sale of Company property.

	Operating expenses were $889,610 and ($2,833,768) for the six months ended June 30, 2001 and June 30, 2000, respectively. The operating expenses of the six months ended June 30, 2001 and 2000 reflect decreases in the employee profit-sharing accrual of $133,308 and $4,116,427, respectively, owing to decreases in unrealized appreciation of investments for the respective six month periods. Salaries and benefits increased $33,630 or 6.4 percent. Administration and operations decreased $28,162 or
11.49 percent and professional fees decreased $114,195 or 55.4 percent. The remaining expenses are related to office and rent expenses and director compensation.

	The Company had interest income from fixed-income securities of $117,846 and $60,861 for the three months ended June 30, 2001 and June 30, 2000, respectively, reflecting net changes in the Company's investments in short-term fixed income securities and prevailing interest rate levels.

	The Company had interest income from affiliated companies of $1,765 and $12,376 for the three months ended June 30, 2001 and June 30, 2000, respectively. The amount of outstanding loans to investee companies varies; typically, loans made to investee companies are bridge loans and are converted into equity at the next round of equity financing.

	The Company had other income of $17,350 and $19,252 for the three months ended June 30, 2001 and June 30, 2000, respectively. This other income represents rental income; in December of 1999, the Company started subleasing office space to an unaffiliated party.

	Operating expenses were $1,207,528 and ($1,860,143) for the three months ended June 30, 2001 and June 30, 2000, respectively. The operating expenses of the second quarter of 2000 reflect a decrease in the employee profit-sharing accrual, owing to a decrease in unrealized appreciation of investments for the three months ended June 30, 2000, resulting in a credit to expenses of $2,465,091. The operating expenses of the second quarter of 2001 reflect an increase in the employee profit-sharing accrual, of $712,982 owing to an increase in unrealized appreciation of investments for the three months ended June 30, 2001. Salaries and benefits increased $11,472 or 4.7 percent. Administration and operation decreased $28,845 or 18.91 percent and professional fees decreased $88,091 or 73 percent. The remaining expenses are related to rent expenses and director compensation.

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

Realized Gains and Losses on Sales of Portfolio Securities:

	During the six months ended June 30, 2001 and 2000, the Company realized (losses) gains of ($1,032,743) and $8,095,682, respectively. The 2001 losses of $1,032,743 consist primarily of a loss on the sale of 350,000 shares of SciQuest.com common stock offset by a gain of $277,177 from the Company's partnership interest in PHZ Capital Partners L.P.

	During the six months ended June 30, 2000, the Company realized a total gain of $8,095,682 consisting primarily of a gain of $7,407,377 on the sale of its position in SciQuest.com; $241,025 on the sale of Nanophase Technologies shares and $147,528 on the realization of a reserve for an escrow for part of the Company's share of the proceeds of the NBX/3Com transaction (the Company received in full the escrowed funds on March 31, 2000).

	During the three months ended June 30, 2001 and June 30, 2000, the Company realized gains of $161,909 and $4,332,410, respectively. During the three months ended June 30, 2001, the Company realized a net gain of $161,909 consisting primarily of a gain of $204,744 from its partnership interest in PHZ Capital Partners L.P. and a loss of $38,890 on the sale of its position in Kana Communications. During the three months ended June 30, 2000, the Company realized a total gain of $4,332,410, consisting primarily of a net gain of $4,142,388 on the sale of 417,639 shares of SciQuest.com.

Unrealized Appreciation and Depreciation of Portfolio
Securities:

	The Board of Directors values the portfolio securities on a quarterly basis pursuant to the Company's Asset Valuation guidelines in accordance with the 1940 Act. (See "Footnote to Consolidated Schedule of Investments" contained in "Item 1.
Consolidated Financial Statements.")

	Net unrealized appreciation on investments decreased by $326,973 or 3.6 percent during the six months ended June 30, 2001, from $8,947,928 to $8,620,955, primarily as a result of the decline in the value of the Company's holdings of Essential.com and Experion Systems, Inc. of $2,204,000 and $480,000, respectively. This decrease was offset by an increase in the value of Nanophase Technologies Corporation of $800,290 and an increase in unrealized appreciation of $1,528,082 as a result of the realization of the loss on the sale of the Company's position in SciQuest.com.

	Net unrealized appreciation on investments decreased by $26,536,339 or 56.6 percent during the six months ended June 30, 2000, from $46,882,521 to $20,346,182, primarily as a result of declines in the value of SciQuest.com, Kana Communications and Questech of $31,981,750, $1,622,027 and $1,165,879, respectively, offset by increases in the value of Nanophase Technologies, Alliance Pharmaceutical, Genomica and Essential.com of $3,368,786, $3,019,000, $1,330,520 and $854,467, respectively.

	Net unrealized appreciation increased by $2,755,958 or 47.0 percent during the three months ended June 30, 2001, from $5,864,997 to $8,620,955, owing primarily to the increase in the value of the Company's position in Nanophase Technologies Corporation of $3,088,204, offset by a decline in the value of the Company's investment in Experion Systems, Inc. of $480,000.

	Net unrealized appreciation on investments decreased by $15,936,083 or 43.9 percent during the three months ended June 30, 2000, from $36,282,265 to $20,346,182, owing primarily to declines in the value of SciQuest.com, Nanophase Technologies, Alliance Pharmaceutical and Questech of $9,247,287, $3,823,004, $2,794,900 and $1,165,879, respectively, offset by an increase in Essential.com and Kana Communications of $854,467 and $239,472, respectively.

	The changes in the values of SciQuest.com, Silknet Software, Nanophase Technologies, Essential.com and Alliance Pharmaceutical reflected the extreme volatility of private and publicly traded, small capitalization, high technology stocks in the past 18 month period.

Liquidity and Capital Resources

	The Company's primary sources of liquidity are cash, receivables and freely tradable marketable securities. The Company's secondary sources of liquidity are restricted securities of companies that are publicly traded. At June 30, 2001 and December 31, 2000, respectively, the Company's total primary liquidity was $19,441,306 and $23,039,736. On the corresponding dates, the Company's total secondary liquidity was $0 and $3,040,679, respectively. The Company's tertiary source of liquidity is its holding of PHZ Capital Partners, L.P., from which the Company received net after-tax distributions in the six months ended June 30, 2001 of $62,500.

	The decrease in the Company's primary source of liquidity from December 31, 2000 to June 30, 2001 is primarily owing to the
(1) payment of income taxes, primarily federal, of $5,787,174;
(2) payment of the 2000 employee profit sharing of approximately $2,092,565; (3) investment of $1,098,827 in Schwoo, Inc. and $80,000 in Experion Systems, Inc.; and (4) the use of funds for operating expenses. These decreases were offset by (1) the receipt of approximately $2,000,000 of the funds from the liquidation of Harris Newco, Inc. and (2) an increase in value in the Company's investment in Nanophase Technologies Corporation of $800,290.

	The decrease in the Company's secondary source of liquidity from December 31, 2000 to June 30, 2001 is owing to the expiration of the lock-up period on Genomica Corporation, which increased the Company's primary liquidity corresponding.

	From December 31, 2000 to June 30, 2001, the Company's liabilities for accrued employee profit sharing and deferred income tax liability decreased significantly. Accrued profit sharing decreased by $2,225,872 or 63.9 percent to $1,257,369 as a result of payment of $2,092,565 of the 2000 profit sharing.
The remaining 2000 profit sharing accrual, approximately $228,374, was paid in July 2001 upon the completion and filing of the Company's 2000 federal tax return.

	The Company's total income tax liability decreased by $5,734,899 or 80.6 percent to $1,381,137 primarily as a result of the payment of taxes in connection with the deemed dividend distribution.

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

	On December 14, 2000, the Company announced that its Board of Directors, in accordance with rules governing a RIC under Sub-
Chapter M of the Code, declared a designated undistributed capital gain dividend (also known as a deemed dividend) of $1.78 per share, for a total of $16,253,987 and paid corporate taxes on behalf of shareholders of $0.62 per share, for a total of $5,688,896.

Risk Factors

Investing in the Company's Stock is Highly Speculative and the Investor Could Lose Some or All of the Amount Invested

	The value of the Company's common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or all of the amount invested in the Company's shares. The securities markets frequently experience extreme price and volume fluctuations which affect market prices for securities of companies generally, and technology and very small capitalization companies in particular. Because of the Company's focus on the technology and very small capitalization sectors, its stock price is likely to be impacted by these market conditions. General economic conditions, and general conditions in the Internet and information technology, life sciences, material sciences and other high technology industries, will also affect the Company's stock price. The recent decimalization of the stock exchanges, particularly Nasdaq, is a new risk factor that may decrease liquidity of smaller capitalization issues such as the Company's own common stock and that of its publicly traded holdings.

Investing in the Company's Shares May be Inappropriate for the Investor's Risk Tolerance

	The Company's investments, in accordance with its investment objective and principal strategies, result in a far above average amount of risk and volatility and may well result in loss of principal. The Company's investments in portfolio companies are highly speculative and aggressive and, therefore, an investment in its shares may not be suitable for investors for whom such risk is inappropriate.

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

The Company Operates in a Regulated Environment

	The Company is subject to substantive SEC regulations as a BDC. Securities and tax laws and regulations governing the Company's activities may change in ways adverse to the Company's and its shareholders' interests and interpretations of such laws and regulations may change with unpredictable consequences. Any change in the laws or regulations that govern the Company's business could have an adverse impact on the Company or its operations.

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

Investment in Small, Private Companies

	There are significant risks inherent in the Company's venture capital business. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies with risky technologies that lack management depth and have not attained profitability or have no history of operations. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Company expects that some of its venture capital investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential. The Company has been risk seeking rather than risk averse in its approach to venture capital and other investments. Neither the Company's investments nor an investment in the Company is intended to constitute a balanced investment program. The Company has in the past relied, and continues to rely to a large extent, upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses. Such sales are unpredictable and may not occur.

Illiquidity of Portfolio Investments

	Most of the investments of the Company are or will be equity securities acquired directly from small companies. The Company's portfolio of equity securities are and will usually be subject to restrictions on resale or otherwise have no established trading market. The illiquidity of most of the Company's portfolio of equity securities may adversely affect the ability of the Company to dispose of such securities at times when it may be advantageous for the Company to liquidate such investments. In addition, the imposition of decimalization on the stock exchanges, particularly Nasdaq, may reduce liquidity and increase volatility and riskiness of small, thinly traded public companies because it may create a disincentive for dealers to market smaller issues.

Volatility and Illiquidity of Publicly Traded Holdings

	When companies in which the Company has invested as private entities complete initial public offerings, they are by definition unseasoned issues. Typically, they have relatively small capitalizations. Thus, they can be expected to be highly volatile and of uncertain liquidity. If they are perceived as suffering from adverse news or developments and/or the capital markets are in a negative phase, not only their market prices, but also their liquidity can be expected to be impacted negatively. Historically, the Company has also invested in unseasoned publicly traded companies with similar characteristics and thus with similar exposure to potential negative volatility and illiquidity. The decimalization of the stock markets, particularly Nasdaq, may decrease liquidity of stocks in general and smaller capitalization issues in particular.

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

Fluctuations of Quarterly Results

	The Company's quarterly operating results could fluctuate as a result of a number of factors. These factors include, among others, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any one quarter should not be relied upon as being indicative of performance in future quarters. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

Risk of Loss of Pass Through Tax Treatment

	If the Company meets certain diversification and distribution requirements under the Code, it may qualify as a RIC under the Code for pass-through tax treatment. The Company would cease to qualify for pass-through tax treatment if it were unable to comply with these requirements, or if it ceased to qualify as a BDC under the 1940 Act. The Company also could be subject to a four percent excise tax (and, in certain cases, corporate level income tax) if it failed to make certain gain on income distributions. The lack of Sub-Chapter M tax treatment could have a material adverse effect on the total return, if any, obtainable from an investment in the Company. If the Company fails to qualify as a RIC, the Company would become subject to federal income tax as if it were an ordinary C Corporation, which tax would result in a corresponding reduction in the Company's net assets and the amount of income available for distribution to the Company's stockholders.

Because the Company Must Distribute Income, the Company Will
Continue to Need Additional Capital

	The Company will continue to need capital to fund investments and to pay for operating expenses. The Company must distribute at least 90 percent of its net operating income other than net realized long-term capital gains to its stockholders to maintain its RIC status. As a result, such earnings will not be available to fund investments. If the Company fails to generate net realized long-term capital gains or to obtain funds from outside sources, it could have a material adverse effect on the Company's financial condition and results. The Company does not normally establish reserves for taxes on unrealized capital gains. To the extent that the Company retains capital gains, either as a C corporation or as a Sub-Chapter M corporation, it will have to make provisions for federal taxes and possibly state and local taxes. In addition, as a BDC, the Company is generally required to maintain a ratio of at least 200 percent of total assets to total borrowings, which may restrict its ability to borrow in certain circumstances.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

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

	 (b) The Company did not file any reports on Form 8-K during the six months ended June 30, 2001.

EXHIBIT INDEX

Item Number (of Item 601 of Regulation S-K)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Harris & Harris Group, Inc.

                                           /s/ Mel P. Melsheimer
                                           ---------------------------
                                           By: Mel P. Melsheimer, President,
                                           Chief Operating Officer, Chief
                                           Financial Officer and Chief
                                           Compliance Officer


Date: August 9, 2001

