Form 10-Q
period 2001-09-30
HARRIS & HARRIS GROUP INC /NY/
filed 2001-11-13
CIK 893739

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                     Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 2001

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


                                   (212) 332-3600
------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

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

             Class                            Outstanding at November 9, 2001
-----------------------------------------------------------------------------
Common Stock, $0.01 par value per share                8,864,231shares



                               Harris & Harris Group, Inc.
                              Form 10-Q, September 30, 2001

                                   TABLE OF CONTENTS

                                                                 Page Number
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial  Statements. . . . . . . . . . .       1

Consolidated Statements of Assets and Liabilities . . . . . . .       2

Consolidated Statements of Operations . . . . . . . . . . . . .       3

Consolidated Statements of Cash Flows . . . . . . . . . . . . .       4

Consolidated Statements of Changes in Net Assets. . . . . . . .       5

Consolidated Schedule of Investments. . . . . . . . . . . . . .       6

Notes to Consolidated Financial Statements. . . . . . . . . . .      13

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations . . . . . . . . . . . . . .      20

Financial Condition . . . . . . . . . . . . . . . . . . . . . .      20

Results of Operations . . . . . . . . . . . . . . . . . . . . .      22

Liquidity and Capital Resources . . . . . . . . . . . . . . . .      25

Risk Factors. . . . . . . . . . . . . . . . . . . . . . . . . .      26

Item 3.  Quantitative and Qualitative Disclosures About
Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . .      30

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . .      31
Item 2.  Changes in Securities and Use of Proceeds. . . . . . .      31
Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . .      31
Item 4.  Submission of Matters to a Vote of Security Holders. .      31
Item 5.  Other Information. . . . . . . . . . . . . . . . . . .      31
Item 6.  Exhibits and Reports on Form 8-K	. . . . . . . . . . .      31

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . .      32
Signature . . . . . . . . . . . . . . . . . . . . . . . . . . .      32


                         Harris & Harris Group, Inc.
                        Form 10-Q, September 30, 2001


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


                    CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                             ASSETS

                                         Sept. 30, 2001    December 31, 2000
                                            (Unaudited)             (Audited)

Investments, at value (See accompanying
  schedule of investments and notes). . . .$ 27,454,804	   $  42,568,559
Cash and cash equivalents . . . . . . . . .     526,060              253,324
Restricted funds (Note 5) . . . . . . . . .     427,820              265,183
Interest receivable . . . . . . . . . . . .      11,283               30,082
Note receivable . . . . . . . . . . . . . .       9,888               10,888
Prepaid expenses. . . . . . . . . . . . . .      19,078               82,615
Other assets. . . . . . . . . . . . . . . .     118,795              132,772
                                           ------------        -------------
Total assets. . . . . . . . . . . . . . . .$ 28,567,728        $  43,343,423
                                           ============        =============

                                 LIABILITIES & NET ASSETS

Accounts payable and accrued liabilities. .$    882,899        $     771,763
Payable to broker for unsettled trade . . .           0              115,005
Payable for treasury stock purchase . . . .     338,000                    0
Accrued profit sharing (Note 3) . . . . . .           0            3,483,241
Deferred rent . . . . . . . . . . . . . . .      16,963               23,903
Current income tax liability (Note 6) . . .     133,241            5,751,566
Deferred income tax liability (Note 6). . .   1,274,005            1,364,470
                                           ------------        -------------
Total liabilities . . . . . . . . . . . . .   2,645,108           11,509,948
Commitments and contingencies (Note 7)     ------------        -------------

Net assets. . . . . . . . . . . . . . . . .$ 25,922,620        $  31,833,475
                                           ============        =============
Net assets are comprised of:
Preferred stock, $0.10 par value,
  2,000,000 shares authorized; none issued.$          0        $           0
Common stock, $0.01 par value, 25,000,000
  shares authorized; 10,692,971 issued at
  9/30/01 and 12/31/00. . . . . . . . . . .     106,930              106,930
Additional paid in capital (Note 4) . . . .  26,724,595           26,724,595
Additional paid in capital - common
  stock warrants. . . . . . . . . . . . . .     109,641              109,641
Accumulated net realized (loss) gain. . . .   1,203,283              642,418
Accumulated unrealized appreciation of
  investments, net of deferred tax
  liability of $1,540,044 at 9/30/01
  and $1,630,506 at 12/31/00. . . . . . . .   1,183,702            7,317,422
Treasury stock at cost (1,828,740 shares
  at 9/30/01 and 1,628,740 shares at
  12/31/00) . . . . . . . . . . . . . . . .  (3,405,531)          (3,067,531)
                                           ------------         ------------
Net assets. . . . . . . . . . . . . . . . .$ 25,922,620         $ 31,833,475
                                           ============         ============
Shares outstanding. . . . . . . . . . . . .   8,864,231            9,064,231
                                           ============         ============
Net asset value per outstanding share . . .$       2.92         $       3.51
                                           ============         ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                            Three Months Ended           Nine Months Ended
                             Sept.        Sept.           Sept.        Sept.
                           30, 2001     30, 2000       30, 2001     30, 2000
Investment income:
 Interest from:
  Fixed-income
    securities. . . . . .$  100,538  $   145,748  $    370,914  $    290,563
  Affiliated companies. .     9,436       15,701        20,818        49,759
  Other income. . . . . .    24,519       18,368        71,681         3,432
                         -----------  ----------  -------------  -----------
    Total investment
      income. . . . . . .   134,493      179,817       463,413       393,754

Expenses:
 Profit-sharing accrual
  (reversal) (Note 3) . .(1,028,995)   1,928,945    (1,162,303)   (2,187,482)
 Salaries and benefits. .   228,038      231,671       783,953       753,957
 Administration and
  operations. . . . . . .    68,885       62,910       285,820       308,009
 Professional fees. . . .    48,956       44,251       140,775       250,265
 Rent . . . . . . . . . .    44,364       42,827       134,830       125,936
 Directors' fees and
  expenses. . . . . . . .    22,020       20,180        68,375        76,220
 Depreciation . . . . . .     7,500       10,000        22,500        30,000
 Custodian fees . . . . .     3,780        4,469        10,205         9,069
 Interest expense
   (Note 4).. . . . . . .         0            0             0       146,141
                          ---------   ----------   -----------    ----------
    Total expenses. . . .  (605,452)   2,345,883       284,155      (487,885)
                          ---------   ----------   -----------    ----------
 Operating income (loss)
  before income taxes . .   739,945   (2,166,066)      179,258       881,639
 Income tax provision
  (Note 6). . . . . . . .         0            0             0             0
                          ---------   ----------   -----------    ----------
Net operating income
 (loss) . . . . . . . . .   739,945   (2,166,066)      179,258       881,639

Net realized gain (loss) on investments:
 Realized gain (loss)
  on investments. . . . .  1,590,171    6,261,211       557,428    14,356,893
                          ----------  -----------  ------------   -----------
    Total realized gain
     (loss) . . . . . . .  1,590,171    6,261,211       557,428    14,356,893
 Income tax provision
  (Note 6). . . . . . . .   (123,546)  (1,472,905)     (175,821)   (4,113,978)
                          ----------   ----------   -----------   -----------
 Net realized gain (loss)
  on investments. . . . .  1,466,625    4,788,306       381,607    10,242,915

Net realized income . . .  2,206,570    2,622,240       560,865    11,124,554

Net increase (decrease) in unrealized appreciation on investments:
 Increase as a result of
  investment sales. . . .  3,237,775            0     4,802,738             0
 Decrease as a result of
  investment sales. . . .   (854,467)  (4,286,250)     (854,467)  (16,738,527)
 Increase on investments
  held. . . . . . . . . .     16,130   11,305,318     3,232,919    26,738,880
 Decrease on investments
  held. . . . . . . . . . (8,296,645)  (2,583,958)  (13,405,372)  (32,101,582)
                          ----------  -----------   ------------   -----------
   Net change in unrealized
    appreciation on
    investments . . . . . (5,897,207)   4,435,110     6,224,182)  (22,101,229)
 Income tax benefit
  (Note 6). . . . . . . .     90,462            0        90,462       153,304
                          ----------   ----------   -----------   -----------
 Net (decrease) increase
  in unrealized
  appreciation on
  investments . . . . . . (5,806,745)   4,435,110   (6,133,720)  (21,947,925)
                         -----------  -----------  ------------  ------------
Net (decrease) increase in
net assets resulting from operations:
  Total. . . . . . . . . $(3,600,175)  $7,057,350  $(5,572,855) $(10,823,371)
                         ===========   ==========  ===========  ============
  Per outstanding share. $      (.39)  $     0.76  $      (.63) $      (1.17)
                         ============  =========== ===========  ============

                       The accompanying notes are an integral part of these consolidated financial statements.

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

	                                Nine Months Ended      Nine Months Ended
                                     September 30, 2001     September 30, 2000

Cash flows from operating activities:
Net decrease in net
  assets resulting from operations. . . $    (5,572,855)      $   (10,823,371)
Adjustments to reconcile net
decrease in net assets resulting
from operations to net cash used in operating activities:
  Net realized and unrealized loss
    on investments. . . . . . . . . . .       5,666,752             7,744,336
  Deferred income taxes . . . . . . . .          90,462                     0
  Depreciation. . . . . . . . . . . . .          22,500                30,000
  Other . . . . . . . . . . . . . . . .               0                82,632

Changes in assets and liabilities:
  Restricted funds. . . . . . . . . . .        (162,637)             (202,575)
  Funds in escrow . . . . . . . . . . .               0             1,327,748
  Interest receivable . . . . . . . . .          18,799                28,645
  Notes receivable. . . . . . . . . . .           1,000                10,888
  Prepaid expenses. . . . . . . . . . .          63,539                57,969
  Other assets. . . . . . . . . . . . .          (4,968)               18,452
  Accounts payable and accrued
    liabilities . . . . . . . . . . . .         111,136               (39,846)
  Payable to broker for unsettled
    trade . . . . . . . . . . . . . . .        (115,005)              472,716
  Payable for treasury stock purchase .         338,000                     0
  Accrued profit sharing. . . . . . . .      (3,483,241)           (3,326,033)
  Current income tax liability. . . . .      (5,708,790)            4,109,621
  Deferred income tax liability . . . .               0              (153,304)
  Deferred rent . . . . . . . . . . . .          (6,940)               (6,940)
                                           ------------         -------------
  Net cash used in operating
    activities. . . . . . . . . . . . .      (8,742,248)             (669,062)

Cash flows from investing activities:
  Net sale (purchase) of U.S.
    Treasury & Governmental Agency
    Securities and purchase of
    marketable securities . . . . . . .       8,181,247           (12,409,717)
  Proceeds from sale or liquidation
    of investments. . . . . . . . . . .       2,656,118            17,551,338
  Investment in private placements
    and loans . . . . . . . . . . . . .      (1,818,826)           (4,417,500)
  Purchase of fixed assets. . . . . . .          (3,555)               (6,974)
                                           ------------         -------------
  Net cash provided by investing
    activities . . . . . . . . . . . .        9,014,984               717,147

Cash flows from financing activities:
  Proceeds from note payable . . . . .                0             3,000,000
  Payment of note payable. . . . . . .                0            (3,000,000)
                                           ------------          ------------
  Net cash used in financing
    activities. . . . . . . . . . . .                 0                     0
                                           ------------          ------------
Net (decrease) increase in cash and cash equivalents:
  Cash and cash equivalents at
    beginning of the period . . . . .           253,324               133,256
  Cash and cash equivalents at
    end of the period . . . . . . . .           526,060               181,341
                                            -----------         -------------
  Net increase in cash and cash
    equivalents . . . . . . . . . . .       $   272,736         $      48,085
                                            ===========         =============

Supplemental disclosures of cash flow information:
  Income taxes paid . . . . . . . . .       $ 5,794,149         $      84,728
  Interest paid . . . . . . . . . . .       $         0         $      36,500



                      The accompanying notes are an integral part of these consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                        (Unaudited)

                                 Three Months Ended        Nine Months Ended
                                  Sept.        Sept.        Sept.        Sept.
                               30, 2001     30, 2000     30, 2001     30, 2000

Changes in net assets from operations:
  Net operating gain (loss)
   income. . . . . . . . . . $   739,945 $(2,166,066) $   179,258  $   881,639
  Net realized gain on
   investments . . . . . . .   1,466,625   4,788,306      381,607   10,242,915
  Net increase (decrease) in
    unrealized appreciation
    on investments as a
    result of sales. . . . .   2,473,770  (4,286,250)   4,038,733 (16,585,223)
  Net (decrease) increase in
    unrealized appreciation on
    investments held . . . .  (8,280,515)  8,721,360  (10,172,453) (5,362,702)
                             -----------  ----------  -----------  -----------
  Net (decrease) increase in
    net assets resulting from
    operations. . . . . . .   (3,600,175)  7,057,350   (5,572,855)(10,823,371)


Changes in net assets from capital
  stock transactions:

  Additional paid in capital on Common Stock
    Warrants issued . . . .            0           0            0     109,641
  Purchase of treasury
    stock . . . . . . . . .     (338,000)          0     (338,000)          0
                              ----------   ---------    ---------  ----------
  Net increase in net assets
   resulting from capital
   stock transactions . . .     (338,000)          0     (338,000)    109,641
                              ----------   ---------    ---------  ----------
Net (decrease) increase in
  net assets. . . . . . . .   (3,938,175)  7,057,350   (5,910,855)(10,713,730)

Net assets:

Beginning of the period . .   29,860,795  35,863,725   31,833,475   53,634,805
                             ----------- -----------  -----------   ----------
End of the period . . . . .  $25,922,620 $42,921,075  $25,922,620	 $42,921,075
                             =========== ===========  ===========  ===========


                        The accompanying notes are an integral part of these consolidated financial statements.

              CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2001
                                        (Unaudited)

                                           Method of     Shares/
                                       Valuation (3)   Principal        Value

Investments in Unaffiliated Companies (10)(11)(12) -- 4.3% of total investments

Private Placement Portfolio (Illiquid) (10)(11)(12) -- 4.3% of total investments

  AlphaSimplex Group, LLC (1)(2) --
    Investment advisory firm. . . . . . . . .(D)           --        $     712

  Exponential Business Development
    Company (1)(2)(5) -- Venture
    capital partnership focused on
    early stage companies
    Limited partnership interest. . . . . . .(A)           --           25,000

  Informio, Inc. (1)(2)(6)(7) -- Developing
    audio web portal technology -- 0.81%
    of fully diluted equity
    Series A Voting Convertible
    Preferred Stock . . . . . . . . . . . . .(D)         229,364       151,380

  Kriton Medical, Inc. (1)(2)(5)(6) --
    Research and development of medical
    devices -- 1.86% of fully diluted equity
    Series B Convertible Preferred Stock. . .(A)         476,191     1,000,001
                                                                    ----------
Total Private Placement Portfolio (cost: $1,529,602). . . . . . . . $1,177,093
                                                                    ----------

                     The accompanying notes are an integral part
                           of this consolidated schedule.

          CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2001
                                   (Unaudited)

                                           Method of     Shares/
                                       Valuation (3)   Principal        Value

Investments in Non-Controlled Affiliated Companies (10)(12) -- 46.0% of total investments

Private Placement Portfolio (Illiquid) (10)(12) -- 46.0% of total investments

  Experion Systems, Inc. (1)(2)(5)(6)(8) --
    Provides e-business software
    selling platforms based on
    trust-based marketing -- 14.21%
    of fully diluted equity
    Convertible Preferred Stock. . . . . . . (D)        197,500     $1,100,000

  Nantero, Inc. (1)(2)(4)(6) --
    Developing a high density
    nonvolatile random access
    memory chip using
    nanotechnology
    Convertible Preferred Stock. . . . . . . (A)        345,000        489,999

  NeuroMetrix, Inc. (1)(2)(5)(6) --
    Medical devices for monitoring
    neuromuscular disorders -- 13.51%
    of fully diluted equity
    Series A Convertible Preferred Stock . . (D)        875,000
    Series B Convertible Preferred Stock . . (D)        625,000
    Series C-2 Convertible Preferred Stock . (D)      1,148,100
    Series E Convertible Preferred Stock . . (D)        266,665      6,708,225

  PHZ Capital Partners Limited
    Partnership (2)(9) -- Organizes and
    manages investment partnerships --
    20.0% of fully diluted equity
    Limited partnership interest . . . . . . (D)          --         2,127,859

  Questech Corporation (1)(2)(5)(6) --
    Manufactures and markets proprietary
    decorative tiles -- 9.36% of fully
    diluted equity
    Common Stock . . . . . . . . . . . . . . (B)        646,954
    Warrants at $5.00 expiring 11/15/04. . . (B)          1,965
    Warrants at $4.00 expiring 11/28/01. . . (B)        152,422
    Warrants at $1.50 expiring 11/16/05. . . (B)          1,250       970,598

  Schwoo, Inc. (1)(2)(4) -- Developing
    software that automatically manages
    e-commerce security infrastructure --
    14.53% of fully diluted equity
    Series B Convertible Preferred Stock . . (A)      2,306,194
    Convertible Bridge Loans . . . . . . . . (A)     $  360,250
    Warrants at $0.3853 expiring 5 years
    from issue . . . . . . . . . . . . . . . (A)        934,985      1,248,827
                                                                   -----------
Total Private Placement Portfolio (cost: $9,582,956). . . . . . . .$12,645,508
                                                                   -----------
Total Investments in Non-Controlled Affiliated Companies
(cost: $11,112,558) . . . . . . . . . . . . . . . . . . . . . . . .$13,822,601
                                                                   -----------

                     The accompanying notes are an integral part
                          of this consolidated schedule.

              CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2001
                                       (Unaudited)

                                           Method of     Shares/
                                       Valuation (3)   Principal        Value


U.S. Government and Agency Obligations -- 49.7% of total investments

  U.S. Treasury Bills -- due date 10/4/01 . .(K)     $1,000,000   $ 1,000,000
  U.S. Treasury Bills -- due date 10/11/01. .(K)     $  800,000       799,648
  U.S. Treasury Bills -- due date 10/18/01. .(K)     $  894,000       893,231
  U.S. Treasury Bills -- due date 11/5/01 . .(K)     $1,700,000     1,695,614
  Federal Home Loan Bank Discount Notes -
    due date 11/8/01. . . . . . . . . . . . .(K)     $3,300,000     3,290,529
  U.S. Treasury Bills -- due date 11/29/01. .(K)     $  700,000	    697,613
  U.S. Treasury Bills -- due date 12/6/01 . .(K)     $1,381,000     1,375,683
  U.S. Treasury Bills -- due date 12/20/01. .(K)     $1,900,000     1,891,108
  Federal Home Loan Bank Discount Notes -
    due date 12/20/01 . . . . . . . . . . . .(K)     $2,000,000     1,988,776
                                                                   ----------
Total Investments in U.S. Government and Agency Obligations
(cost: $13,618,500). . . . . . . . . . . . . . . . . . . . . . . .$13,632,203
                                                                  -----------
Total Investments -- 100% (cost: $24,731,058). . . . . . . . . . .$27,454,804
                                                                  ===========

              The accompanying notes are an integral part
                     of this consolidated schedule.

         CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2001
                                  (Unaudited)

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

(5)	No changes in valuation occurred in these investments during the nine months ended September 30, 2001.

(6)	These investments are development stage companies.  A development stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations or it has commenced such operations but has not realized significant revenue from them.

(7)	Previously named iPacer Corporation.

(8)	Previously named MyPersonalAdvocate.com, Inc.

(9) Harris Partners I L.P. owns a 20 percent limited partnership interest in PHZ Capital Partners L.P. The partners of Harris Partners I L.P. are Harris & Harris Enterprises, Inc. (sole general partner) and Harris & Harris Group, Inc. (sole limited partner). Harris & Harris Enterprises, Inc. is a 100 percent owned subsidiary of Harris & Harris Group, Inc.

(10)	Investments in unaffiliated companies consist of investments in which the Company owns less than five percent of the investee company. Investments in non-controlled affiliated companies consist of investments in which the Company owns more than five percent but less than 25 percent of the investee company. Investments in controlled affiliated companies consist of investments in which the Company owns more than 25 percent of the investee company.

(11)	The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $1,529,602. The gross unrealized depreciation based on the tax cost for these securities is $353,221. The gross unrealized appreciation based on the tax cost for these securities is $712.

(12)	The percentage ownership of each investee company disclosed in the
      Consolidated Schedule of Investments expresses the potential common equity interest in each such investee. The calculated percentage represents the amount of the issuer's common stock the Company owns or can acquire as a percentage of the issuer's total outstanding common stock plus common shares reserved for issued and outstanding warrants, convertible securities and stock options.

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

    The Company qualified for 2000 as a Regulated Investment Company ("RIC") under Sub-Chapter M of the Internal Revenue Code of 1986 (the "Code"). There can be no assurance that the Company will qualify as a RIC in 2001 or that, if it does qualify, it will continue to qualify for subsequent years. In addition, even if the Company were to qualify as a RIC for a given year, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a corporation taxable under Sub-Chapter C of the Code (a "C Corporation"), rather than as a RIC. As a RIC, the Company must, among other things, distribute at least 90 percent of its investment company taxable income and may either distribute or retain its taxable net realized capital gains on investments.

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

	The September 30, 2001 consolidated financial statements include a liability for deferred taxes on the remaining net built-in gains as of December 31, 1998, net of the unutilized net operating loss carryforwards incurred by the Company through December 31, 1998.

    The September 30, 2000 and December 31, 2000 consolidated financial statements also reflect a tax provision on net realized long-term capital gains which the Company retained for liquidity and to fund investment opportunities, rather than distribute to shareholders as a cash distribution. Accordingly, the Company declared a designated undistributed capital gain dividend for the year. (See "Note 6. Income Taxes" and Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Sub-Chapter M Status -- Recent Developments.")

	The Company pays federal, state and local income taxes on behalf of its wholly owned subsidiary, Harris & Harris Enterprises, which is a C
Corporation.  (See Note 6. Income Taxes.)

	Reclassifications. Certain reclassifications have been made to the September 30, 2000 and December 31, 2000 financial statements to conform to the September 30, 2001 presentation.

	Estimates by Management. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2001 and December 31, 2000, and the reported amounts of revenues and expenses for the three months ended September 30, 2001 and September 30, 2000. Actual results could differ from these estimates.

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

	As soon as practicable following the year-end audit, the Board of Directors will determine whether, and if so how much, Qualifying Income exists for a plan year, and 90 percent of the Qualifying Income will be paid out to Plan participants pursuant to the distribution percentages set forth in the Plan. The remaining 10 percent will be paid out after the Company has filed its federal tax return for that year in which Qualifying Income exists. Currently, the distribution amounts for each officer and employee are as follows: Charles E. Harris, 13.790 percent; Mel P. Melsheimer, 4.233 percent; Helene B. Shavin, 1.524 percent and Jacqueline M. Matthews, 0.453 percent. If a participant leaves the Company for other than cause, the amount earned will be accrued and may subsequently be paid to such participant.

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

	The Company calculates the Plan accrual at each quarter end based on the realized and unrealized gains at that date, net of operating expenses for the year. Any adjustments to the Plan accrual are then reflected in the Consolidated Statements of Operations for the quarter. The Plan accrual is not paid out until the gains are realized. During the first six months of 2001, the Company paid out 90 percent of the 2000 profit sharing in the amount of $2,092,565 and reduced the profit-sharing accrual by $133,308 as a result of the realized losses and a decrease in the net unrealized appreciation. Accordingly, the cumulative accrual under the Plan decreased to $1,257,369 at


June 30, 2001. The cumulative profit-sharing accrual was reduced to zero as of September 30, 2001. The remaining 10 percent of the 2000 profit sharing, approximately $228,374, was paid out in July 2001 upon the completion and filing of the Company's 2000 federal tax return.

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

	On October 12, 2000, the Company announced that the Board of Directors had authorized a repurchase program in the open market of up to $2 million of the Company's stock, at the discretion of management. As of December 31, 2000, the Company had repurchased a total of 176,600 shares at approximately $3.00 per share for a total of $530,051. The Company purchased 200,000 additional shares in the third quarter of 2001 at $1.69 per share for a total of $338,000.

	Since 1998, through September 30, 2001, the Company has repurchased a total of 1,859,047 shares for a total of $3,496,388, including commissions and expenses, at an average price of $1.88 per share. These treasury shares were reduced by the purchases made by the Directors.

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

	The Employment Agreement provides for the Company to adopt a supplemental executive retirement plan (the "SERP") for the benefit of Mr. Harris. Under the SERP, the Company will cause an amount equal to one-twelfth of Mr. Harris's current base salary to be credited each month (a "Monthly Credit") to a special account maintained for this purpose on the books of the Company for the benefit of Mr. Harris (the "SERP Account"). The amounts credited to the SERP Account will be deemed invested or reinvested in such mutual funds or U.S. Government securities as determined by Mr. Harris. The SERP Account will be credited and debited to reflect the deemed investment returns, losses and expenses attributed to such deemed investments and reinvestments. Mr. Harris' benefit under the SERP will equal the balance in the SERP Account and such benefit will always be 100 percent vested (i.e., not forfeitable). Mr. Harris will determine the form and timing of the distribution of the balance in the SERP Account; provided, however, in the event of the termination, the balance in the SERP Account will be distributed to Mr. Harris or his beneficiary, as the case may be, in a lump-sum payment within 30 days of such termination. The Company established a rabbi trust for the purpose of accumulating funds to satisfy the obligations incurred by the Company under the SERP. The restricted funds for the SERP Plan total $427,820 as of September 30, 2001. Mr. Harris' rights to benefits pursuant to this SERP will be no greater than those of a general creditor of the Company.

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

	On June 30, 1994, the Company adopted a plan to provide medical and health insurance for retirees, their spouses and dependents who, at the time of their retirement, have ten years of service with the Company and have attained 50 years of age or have attained 45 years of age and have 15 years of service with the Company. On February 10, 1997, the Company amended this plan to include employees who "have seven full years of service and have attained 58 years of age." The coverage is secondary to any government provided or subsequent employer provided health insurance plans. Based upon actuarial estimates, as of September 30, 2001, the Company had a reserve of $354,840 for the plan.

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


	As a RIC, to the extent that the Company retains capital gains, and declares a deemed dividend of those gains to shareholders, the dividend is taxable to the shareholders as capital gains. The Company would pay tax, at the corporate rate, on the distribution, and the shareholders would receive a tax credit equal to their proportionate share of the tax paid. The Company took advantage of this rule for 2000. During the six months ended June 30, 2000, the Company accrued a net tax provision of $2,487,769. The Company's December 31, 2000 financial statements included a tax liability of $5,709,884. The taxes paid by the Company as a result of its deemed dividend declaration ($5,688,896) are reflected as a deduction to the additional paid in capital in the Company's Consolidated Statement of Assets and Liabilities rather than as an expense in the Consolidated Statement of Operations.

	A corporation that qualifies and elects treatment as a RIC continues to be taxable as a C Corporation on any gains realized within 10 years of its election from sales of assets that were held by the corporation on the effective date of the election ("C Corporation Assets") to the extent of any gain built into the assets on such date ("Built-In Gain"). In 1999, the Company received a ruling from the IRS concluding that the Company can carry forward its C Corporation losses to offset any Built-In Gains resulting from sales of its C Corporation Assets. That ruling may enable the Company to retain some or all of the proceeds from such sales without disqualifying itself as a RIC or incurring corporate level income tax, depending on whether the Company's sale of C Corporation Assets with Built-In Gains will generate C Corporation E&P. In general, a RIC is not permitted to have, as of the close of any RIC taxable year, E&P accumulated during any C Corporation taxable year. However, because the realization of Built-In Gains will occur while the Company is a RIC, the Company believes that, under current law and IRS pronouncements, the sale of C Corporation Assets with Built-In Gains during RIC taxable years will not generate C Corporation E&P. The Company had accumulated net ordinary and capital losses of approximately $7.0 million (resulting in a potential tax credit of approximately $2.5 million) during its C Corporation taxable years, of which approximately $0.8 million still remains available for use. The Company intends to use the remaining $0.8 million loss carryforward (resulting in a potential tax credit of approximately $0.3 million) to reduce its taxes that are the result of Built-In Gains.

	Continued qualification as a RIC requires that the Company continue to satisfy certain portfolio diversification requirements. The Company's ability to satisfy those requirements may not be controllable by the Company. There can be no assurance that the Company will qualify, or will not take action to disqualify itself, as a RIC for 2001 or subsequent years.

	During the nine months ended September 30, 2001, the Company accrued a net tax provision of $85,359. The Company pays federal, state and local taxes on behalf of its wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is taxed as a C Corporation.

	For the three and nine months ended September 30, 2001 and 2000, the Company's income tax provision was allocated as follows:

                               Three Months Ended         Nine Months Ended
                                 Sept.        Sept.       Sept.        Sept.
                              30, 2001     30, 2000     30, 2001     30,2000

Net operating (loss) income. .$      0   $        0     $      0  $        0

Net realized gain (loss)
  on investments . . . . . . . 123,546    1,472,905      175,821   4,113,978

Net increase (decrease) in
unrealized appreciation
on investments . . . . . . . . (90,462)           0      (90,462)   (153,304)
                              --------   ----------     --------  ----------
Total income tax provision . .$ 33,084   $1,472,905     $ 85,359  $3,960,674
                              ========   ==========     ========  ==========

The above tax provision (benefit) consists of the following:

Current - Federal, State
& City . . . . . . . . . . . .$123,546   $1,472,905     $175,821  $4,113,978
Deferred --Federal . . . . . . (90,462)           0      (90,462)   (153,304)
                              --------   ----------     --------  ----------
Total income tax provision . .$ 33,084   $1,472,905     $ 85,359  $3,960,674
                              ========   ==========     ========  ==========

	The Company's net deferred tax liability at September 30, 2001 and December 31, 2000 consists of the following:

                               September 30, 2001          December 31, 2000

Tax on unrealized appreciation
on investments. . . . . . . . . . .  $1,540,044                 $1,630,506

Net operating loss carryforward . .    (266,039)                  (266,036)
                                     ----------                 ----------
Net deferred income tax liability .  $1,274,005                 $1,364,470
                                     ==========                 ==========

NOTE 7.  COMMITMENTS AND CONTINGENCIES

	During 1993, the Company signed a ten-year lease with sublet provisions for office space. In 1995, this lease was amended to include additional office space. During 1999, the Company sublet this space to an unaffiliated party. Rent expense under this lease was $44,365 and $42,827 for the three months ended September 30, 2001 and September 30, 2000 and $134,830 and $125,936 for the nine months ended September 30, 2001 and September 30, 2000, respectively. Future minimum lease payments in each of the following years are: 2002 -- $178,561; 2003 -- $101,946.

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

Financial Condition

	The Company's total assets and net assets were, respectively, $28,567,728 and $25,922,620 at September 30, 2001, compared with $43,343,423 and $31,833,475 at December 31, 2000.

	Among the significant changes in the nine month ended September 30, 2001 were: (1) the payment of $5,709,884 in federal income taxes as a result of the Company's deemed dividend distribution; (2) decline in the value of the Company's holdings in Experion Systems, Inc. of $480,000; (3) decline in the value of the Company's holdings in Informio, Inc. of $353, 221; (4) the sale of the Company's holdings in Nanophase Technologies Corporation, Genomica Corporation, Essential.com and MedLogic Global Corporation; and (5) the payment of the 2000 realized gain profit sharing awards of $2,320,938.

	In accordance with recently published SEC guidelines as of March 31, 2001, the Company changed its valuation policy by no longer discounting publicly held securities for liquidity considerations. (See "Asset Valuation Policy Guidelines" in the "Footnote to Consolidated Schedule of Investments" contained in "Item 1. Consolidated Financial Statements.")


	Net asset value per share ("NAV") was $2.92 at September 30, 2001, versus $3.51 at December 31, 2000.

	The Company's shares outstanding changed during the nine months ended September 30, 2001 to 8,864,231 from 9,064,231 due to the Company's repurchase of its shares in the open market.

	The Company's financial condition is dependent on the success of its investments. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth and have little or no history of operations. At September 30, 2001, $13,822,601 or 48.4 percent of the Company's total assets consisted of non-publicly traded securities at fair value, of which net unrealized appreciation was $2,710,043.

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

	The decrease in the value of publicly traded securities from $10,240,018 at December 31, 2000 to $0 at September 30, 2001 is primarily owing to the sale of shares of SciQuest.com, Kana Communications, Nanophase Technologies Corporation and Genomica Corporation. The value of the Company's investments may vary significantly on a quarterly basis (see "Risk Factors").

	The net decrease in the value of the non-publicly traded securities from $16,782,438 at December 31, 2000 to $13,822,601 at September 30, 2001 resulted primarily from the decreases in the Company's valuation of its holdings in Informio, Experion Systems and Essential.com of $353,221, $480,000 and 2,204,000, respectively. These decreases in value were partially offset by the Company's new investments in Schwoo, Inc. and Nantero, Inc.

	The changes in the values of SciQuest.com, Nanophase Technologies and Kana Communications took place in the context of the extreme volatility of publicly traded, small capitalization, high technology stocks in the last few years.

	A summary of the Company's investment portfolio is as follows:

                                 September 30, 2001    December 31, 2000

Investments, at cost. . . . . . .   $24,731,058           $33,620,631
Unrealized appreciation . . . . .     2,723,746             8,947,928
                                    -----------           -----------
Investments, at fair value. . . .   $27,454,804           $42,568,559
                                    ===========           ===========

	The accumulated unrealized appreciation on investments net of deferred taxes is $1,183,702 at September 30, 2001, versus $7,317,422 at December 31, 2000.

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

	The following table is a summary of the cash investments made by the Company in its private placement portfolio during the nine months ended September 30, 2001:

New Investments:                          Amount
  Schwoo, Inc.                         $  888,577
  Nantero, Inc.                           489,999

Additional Investments:
  Experion Systems, Inc.                   80,000

Loans:
  Schwoo, Inc.                            360,250
                                       ----------
Total                                  $1,818,826
                                       ==========

Results of Operations

Investment Income and Expenses:

	The Company realized a net operating gain income of $179,258 and $881,639 for the nine months ended September 30, 2001 and September 30, 2000, respectively. The Company's net operating income in the nine months ended September 30, 2001 and September 30, 2000 reflected decreases in the employee profit-sharing accrual that resulted in credits to expenses of $1,162,303 and $2,187,482, respectively. When unrealized appreciation as of a certain date subsequently decreases the profit-sharing accrual will be decreased accordingly, resulting in a credit to expenses.

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

	The Company had interest income from fixed-income securities of $370,914 and $290,563 for the nine months ended September 30, 2001 and September 30, 2000, respectively. The increase of $80,351 or 27.7 percent reflects an increase in the balance of the Company's fixed income portfolio during the nine months ended September 30, 2001 offset by declining interest rates.

	The Company had interest income from affiliated companies of $20,818 and $49,759 for the nine months ended September 30, 2001 and September 30, 2000, respectively. The decrease of $28,941 or 58.2 percent is owing to a decrease in the outstanding loans to investee companies.

	The Company had other income of $71,681 and $53,432 for the nine months ended September 30, 2001 and September 30, 2000, respectively. Other income represents rental income from subletting office space to an unaffiliated party and, in 2001, a gain on the sale of Company property.

	Operating expenses were $284,155 and ($487,885) for the nine months ended September 30, 2001 and September 30, 2000, respectively. The operating expenses of the nine months ended September 30, 2001 and 2000 were reduced by decreases in the employee profit-sharing accrual of $1,162,303 and $2,187,482, respectively, owing to decreases in unrealized appreciation of investments for the respective nine month periods. Salaries and benefits increased $29,996 or
4.0 percent. Administration and operations decreased $22,189 or 7.20 percent, and professional fees decreased $109,489 or 43.7 percent. The remaining expenses are related to office and rent expenses and director compensation.

	The Company had interest income from fixed-income securities of $100,538 and $145,748 for the three months ended September 30, 2001 and September 30, 2000, respectively, reflecting net changes in the Company's investments in short-term fixed income securities and lower interest rate levels.

	The Company had interest income from affiliated companies of $9,436 and $15,701 for the three months ended September 30, 2001 and September 30, 2000, respectively. The amount of outstanding loans to investee companies varies; typically, loans made to investee companies are bridge loans and are converted into equity at the next round of equity financing.

	The Company had other income of $24,519 and $18,368 for the three months ended September 30, 2001 and September 30, 2000, respectively. This other income represents rental income; in December of 1999, the Company started subleasing office space to an unaffiliated party.

	Operating expenses were ($605,452) and $2,345,883 for the three months ended September 30, 2001 and September 30, 2000, respectively. The operating expenses of the third quarter of 2000 were reduced by a decrease in the employee profit-sharing accrual, owing to a decrease in unrealized appreciation of investments for the three months ended September 30, 2000, resulting in a credit to expenses of $2,465,091. The operating expenses of the third quarter of 2001 reflect a decrease in the employee profit-sharing accrual, of $1,028,995 owing to a decrease in unrealized appreciation of investments for the three months ended September 30, 2001. Salaries and benefits decreased by $3,633 or 1.6 percent. Administration and operation increased by $5,973 or 9.5 percent and professional fees increased by $4,706 or 10.6 percent. The remaining expenses are related to rent and director compensation.

	During the third quarter 2001, the Company (1) sold its position in Nanophase Technologies Corporation (Nasdaq: NANX) for total net proceeds of approximately $4,263,242 or $6.04 per NANX share; (2) sold its position in Genomica Corporation (Nasdaq: GNOM) for total net proceeds of approximately $2,523,274 or $3.45 per GNOM share; (3) sold its position in MedLogic for a net loss of $1,033,765; (4) sold its position in Essential.com for a net loss of $1,349,523; (5) invested an additional $150,000 in Schwoo, Inc.; and (6) invested $489,999 in Nantero, Inc.

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

Realized Gains and Losses on Sales of Portfolio Securities:

	During the nine months ended September 30, 2001 and 2000, the Company realized net (losses) gains of $557,428 and $14,356,893, respectively. The 2001 net gains of $557,428 consist primarily of gains (losses) from sales of 350,000 shares of SciQuest.com common stock, ($1,528,082), Essential.com, ($1,349,523), shares of Genomica, $1,022,970, shares of Nanophase, $2,762,696,
MedLogic, ($1,033,765). The Company also recorded a gain of $473,586 from its partnership interest in PHZ Capital Partners L.P.

	The net gains realized during the nine months ended September 30, 2000 included $5,865,521 on the sale of 500,000 shares of Alliance Pharmaceutical Corp., $7,407,377 on the sale of shares of SciQuest.com, $241,025 on the sale of 85,100 shares of Nanophase Technologies, $725,661 from PHZ Capital Partners LP and $147,528 on the realization of the reserve on the NBX/3Com escrow (the Company received in full the escrowed funds on March 6, 2000).

	During the three months ended September 30, 2001 and September 30, 2000, the Company realized net gains of $1,590,171 and $6,261,211, respectively.
The net gain of $1,590,171 in 2001 consisted primarily of a gain of $196,409 from the Company's partnership interest in PHZ Capital Partners L.P. and a net gain of $1,402,496 on the sale of its positions in Nanophase Technologies, Genomica Corporation, Essential.com and MedLogic Global Corporation.

	During the three months ended September 30, 2000, the Company realized a net gain of $6,261,211, consisting primarily of a gain of $5,865,521 on the sale of 500,000 shares of Alliance Pharmaceutical Corp. As a result of the gains and losses realized in the three months ended September 30, 2000, unrealized appreciation decreased by $4,286,250.

Unrealized Appreciation and Depreciation of Portfolio Securities:

	The Board of Directors values the portfolio securities on a quarterly basis pursuant to the Company's Asset Valuation guidelines in accordance with the 1940 Act. (See "Footnote to Consolidated Schedule of Investments" contained in "Item 1. Consolidated Financial Statements.")

	Net unrealized appreciation on investments decreased by $6,224,182 or
69.6 percent during the nine months ended September 30, 2001, from $8,947,928 to $2,723,746, primarily as a result of the decline in the value of the Company's holdings of Nanophase, Genomica, Essential.com and Experion Systems, Inc. of $5,499,664, $1,540,375, $854,467 and $480,000, respectively. This decrease was offset by an increase in unrealized appreciation of $1,528,082 and $1,033,775 as a result of the realization of the loss on the sale of the Company's positions in SciQuest.com and MedLogic.

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

	Net unrealized appreciation decreased by $5,897,209 or 68.4 percent during the three months ended September 30, 2001, from $8,620,955 to $2,723,746, owing primarily to the sale of Genomica Corporation and Nanophase Technologies Corporation, and to a decline in the value of the Company's investments in Experion Systems of $480,000 and in Informio of $353,221.

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

	The changes in the values of SciQuest.com, Kana Communications, Nanophase Technologies and Alliance Pharmaceutical reflected the extreme volatility of publicly traded, small capitalization, high technology stocks in the past few years.

Liquidity and Capital Resources

	The Company's primary sources of liquidity are cash, receivables and freely tradable marketable securities. The Company's secondary sources of liquidity are restricted securities of companies that are publicly traded. At September 30, 2001 and December 31, 2000, respectively, the Company's total primary liquidity was $14,179,434 and $23,039,736. On the corresponding dates, the Company's total secondary liquidity was $0 and $3,040,679, respectively. The Company's tertiary source of liquidity is its holding of PHZ Capital Partners, L.P., from which the Company received net after-tax distributions in the nine months ended September 30, 2001 of $62,500.

	The decrease in the Company's primary source of liquidity from December 31, 2000 to September 30, 2001 is primarily owing to the (1) payment of income taxes, primarily federal, of $5,794,149; (2) payment of the 2000 employee profit sharing of approximately $2,320,939; (3) investment of $1,248,827 in Schwoo, Inc., $80,000 in Experion Systems, Inc. and $489,999 in Nantero, Inc.; and (4) the use of funds for operating expenses. These decreases were offset by (1) the receipt of approximately $2,000,000 of the funds from the liquidation of Harris Newco, Inc. and (2) the receipt of funds from the sales of Nanophase Technologies Corporation and Genomica Corporation of $4,263,242 and $2,523,274, respectively.

	The decrease in the Company's secondary source of liquidity from December 31, 2000 to September 30, 2001 is owing to the expiration of the lock-up period on Genomica Corporation, which increased the Company's primary liquidity correspondingly.

	From December 31, 2000 to September 30, 2001, the Company's liabilities for accrued employee profit sharing and deferred income tax liability decreased significantly. Accrued profit sharing decreased by $3,483,241 or 100 percent to $0. The Company's total income tax liability decreased by $5,708,790 or 80.2 percent to $1,407,246 primarily as a result of the payment of taxes in connection with the deemed dividend distribution.

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

Risk Factors

Investing in the Company's Stock is Highly Speculative and the Investor Could Lose Some or All of the Amount Invested

	The value of the Company's common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or all of the amount invested in the Company's shares. The securities markets frequently experience extreme price and volume fluctuations which affect market prices for securities of companies generally, and technology and very small capitalization companies in particular. Because of the Company's focus on the technology and very small capitalization sectors, its stock price is likely to be impacted by these market conditions. General economic conditions, and general conditions in the Internet and information technology, life sciences, nanotechnology material sciences and other high technology industries, will also affect the Company's stock price. The recent decimalization of the stock exchanges, particularly Nasdaq, may decrease liquidity of smaller capitalization issues such as the Company's own common stock and that of its publicly traded holdings.

Economic Recessions or Downturns Could Impair Portfolio Companies and Harm the Company's Operating Results

	Many of the companies in which the Company has made or will make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may impact the ability of a company to engage in a liquidity event. These conditions could lead to financial losses in the Company's portfolio. Unfavorable economic conditions also could increase the Company's cost of capital.

	On September 11, 2001, the World Trade Center in New York City and the Pentagon near Washington, DC were targets of terrorist attacks. As a result of these events and other general economic conditions, the United States equity markets experienced declines. For the quarter ended September 30, 2001, the Nasdaq Composite Index declined 31%.

	The Company's business of making private equity investments and positioning them for liquidity events also may be impacted by current and future market and economic conditions. Significant changes in the public equity markets could have an effect on the valuations of private companies and on the potential for liquidity events involving such companies. This could affect the amount and timing of gains that may be realized on the Company's investments. There can be no assurance that the events of September 11, 2001 and the reaction to them may not have other material and adverse implications for the Company and for the equity markets in general.

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

Risk of Loss of Pass Through Tax Treatment

	If the Company meets certain diversification and distribution requirements under the Code, it may qualify as a RIC under the Code for pass-through tax treatment. The Company would cease to qualify for pass-through tax treatment if it were unable to comply with these requirements, or if it ceased to qualify as a BDC under the 1940 Act. The Company also could be subject to a four percent excise tax (and, in certain cases, corporate level income tax) if it failed to make certain gain or income distributions. The lack of Sub-Chapter M tax treatment could have a material adverse effect on the total return, if any, obtainable from an investment in the Company. If the Company fails to qualify as a RIC, the Company would become subject to federal income tax as if it were an ordinary C Corporation, which tax would result in a corresponding reduction in the Company's net assets and the amount of income available for distribution to the Company's stockholders.

Because the Company Must Distribute Income, the Company Will Continue to Need Additional Capital

	The Company will continue to need capital to fund investments and to pay for operating expenses. The Company must distribute at least 90 percent of its investment company taxable income to its stockholders to maintain its RIC status. As a result, such earnings will not be available to fund investments. If the Company fails to generate net realized long-term capital gains or to obtain funds from outside sources, it could have a material adverse effect on the Company's financial condition and results. The Company does not normally establish reserves for taxes on unrealized capital gains. To the extent that the Company retains capital gains, either as a C corporation or as a Sub-Chapter M corporation, it will have to make provisions for federal taxes and possibly state and local taxes. In addition, as a BDC, the Company is generally required to maintain a ratio of at least 200 percent of total assets to total borrowings, which may restrict its ability to borrow in certain circumstances.

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

         11.0* Computation of per share earnings. See Consolidated Statements of Operations.

	 (b) The Company did not file any reports on Form 8-K during the nine months ended September 30, 2001.

EXHIBIT INDEX

Item Number (of Item 601 of Regulation S-K)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           Harris & Harris Group, Inc.

                           /s/ Mel P. Melsheimer
                           ----------------------------------
                           By: Mel P. Melsheimer, President, Chief
                           Operating Officer, Chief Financial Officer and Chief Compliance Officer


Date: November 12, 2001

