Form 10-K
period 2001-12-31
HARRIS & HARRIS GROUP INC /NY/
filed 2002-03-26
CIK 893739

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

                                     Form 10-K

                      Annual Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001	Commission File No. 0-11576

	                   HARRIS & HARRIS GROUP, INC.
---------------------------------------------------------------------------
               (Exact Name of Registrant Specified in Its Charter)


	New York                                         13-3119827
---------------------------------------------------------------------------
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                   Identification No.)


One Rockefeller Plaza, Rockefeller Center, New York, New York	10020
--------------------------------------------------------------------------
(Address of Principal Executive Offices)	            (Zip Code)

Registrant's telephone number, including area code    (212) 332-3600
                                                      ---------------

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:


                        Common Stock, $ .01 par value
---------------------------------------------------------------------------
                                  (Title of class)

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

The aggregate market value of the common stock held by non-affiliates of Registrant as of March 12, 2002 was $18,800,156 based on the last sale price as quoted by the Nasdaq National Market on such date (only officers and directors are considered affiliates for this calculation).

As of March 12, 2002, the registrant had 8,864,231 shares of common stock, par value $.01 per share, outstanding.




                          TABLE OF CONTENTS

                                                                   Page
PART I

Item 1.	Business..................................................   1
Item 2.	Properties................................................  14
Item 3.	Legal Proceedings.........................................  14
Item 4.	Submission of Matters to a Vote of Security Holders.......  14


PART II

Item 5.	Market for Company's Common Equity and Related
          Stockholder Matters.....................................  15
Item 6.	Selected Financial Data	..................................  17
Item 7.	Management's Discussion and Analysis of Financial
          Condition and Results of Operations.....................  18
Item 7a.Quantitative and Qualitative Disclosures About
          Market Risk.............................................  27
Item 8.	Consolidated Financial Statements and Supplementary Data..  28
Item 9.	Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.....................  51


PART III

Item 10. Directors and Executive Officers of the Company..........  51
Item 11. Executive Compensation...................................  56
Item 12. Security Ownership of Certain Beneficial Owners
           and Management.........................................  60
Item 13. Certain Relationships and Related Transactions...........  61

PART IV

Item 14. Exhibits, Consolidated Financial Statement, Schedules
           and Reports on Form 8-K................................  62

Signatures........................................................  64

Exhibit Index.....................................................  66



                                  PART I

Item 1.	Business

     Harris & Harris Group, Inc. (the "Registrant" or "Company") is a venture capital investment company, operating as a Business Development Company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). The Company's objective is to achieve long-term capital appreciation, rather than current income, from its investments. The Company has invested a substantial portion of its assets in private development stage or start-up companies and in the development of new technologies in a broad range of industry segments. These private businesses tend to be thinly capitalized, unproven, small companies based on risky technologies that lack management depth and have not attained profitability or have no history of operations. Recently the Company decided to focus its new business activities exclusively on small technology (small tech), including but not limited to nanotechnology, microsystems and microelectromechanical systems
(MEMS) technology. Although small tech is multidisciplinary and theoretically applicable to a wide variety of fields, small tech in general is new and has significant science and engineering risk as well as commercialization risk. The Company may also invest, to the extent permitted under the 1940 Act, in publicly traded securities, including high risk securities as well as investment grade securities. The Company may participate in expansion financing and leveraged buyout financing of more mature operating companies as well as other investments. As a venture capital company, the Company invests in and provides managerial assistance to its portfolio companies which, in its opinion, have significant potential for growth. There is no assurance that the Company's investment objective will be achieved.

     Since July 26, 1995, the Company has operated as a BDC subject to the provisions of Sections 55 through 65 of the 1940 Act. As a BDC, the Company operates as an internally managed investment company whereby its officers and employees, under the general supervision of its Board of Directors, conduct its operations.

Venture Capital Investments

     The Company has invested a substantial portion of its assets in private development stage or start-up companies. The Company may initially own 100 percent of the securities of a start-up portfolio company for a period of time and may control such company for a substantial period. In connection with its venture capital investments, the Company may be involved in recruiting management, formulating operating strategies, product development, marketing and advertising, assisting in financial plans, as well as providing management in the initial start-up stages and establishing corporate goals. The Company may assist in raising additional capital for such companies from other potential investors and may subordinate its own investment to that of other investors. The Company may introduce such companies to potential joint-venture partners, suppliers and customers. In addition, the Company may assist in establishing relationships with investment bankers and other professionals. The Company may also assist in providing advice and other services in connection with mergers and acquisitions. The Company may also find it necessary or appropriate to provide additional capital of its own. The Company may derive income from such companies for the performance of any of the above services. Because of the speculative nature of these investments and the lack of any market for such securities, there is significantly greater risk of loss than is the case with traditional investment securities. The Company expects that some of its venture capital investments will be a complete loss or will be unprofitable and that some will appear likely to become successful, but never realize their potential. The Company has in the past sought, and will continue in the future to seek, investments that offer the potential for significantly higher returns but that involve a significantly greater degree of risk than other investments.

     The Company may control a portfolio company for which it has provided venture capital, or it may be represented on the company's board of directors by one or more of its officers or directors, who may also serve as officers of such company. Particularly during the early stages of an investment, the Company may in effect be conducting the operations of the portfolio company. As a venture company emerges from the developmental stage with greater management depth and experience, the Company expects that its role in the company's operations will diminish. The Company seeks to assist each portfolio company in establishing its own independent capitalization, management and board of directors. The Company expects to be able to reduce its active involvement in the management of its investment in those start-up companies that become successful by a liquidity event, such as a public offering or the sale of the company.

     The Company has invested a substantial portion of its assets in securities that do not pay interest or dividends and that are subject to legal or contractual restrictions on resale that may adversely affect the liquidity and marketability of such securities.

     In addition to the information discussed above, please see
Item 8. "Consolidated Financial Statements and Supplementary
Data."

Intellectual Property

     The Company believes there is a role for organizations like itself that can assist in technology transfer. Scientists and institutions that develop and patent intellectual property increasingly seek the rewards of entrepreneurial commercialization of their inventions. The Company believes that given its years of relevant experience it has a value-added role to play in the commercialization of technology. The Company interacts with institutions such as research universities that are sources of intellectual property.

     The Company invests principally but not exclusively in securities issued by companies involved in: 1) research and development of a technology and/or obtaining licensing rights to intellectual property or patents; 2) outright acquisition of intellectual property or patents; and 3) formation and funding of companies or joint ventures to commercialize intellectual property. Income from the Company's investments in intellectual property or its development could take the form of participation in licensing or royalty income or some other form of remuneration. At some point during the commercialization of a technology, the Company's investment may be transformed into ownership of securities of a development stage or start-up company as discussed above. Investing in intellectual property is highly risky.

Illiquidity of Investments

     Many of the Company's investments consist of securities acquired directly from the portfolio company in private transactions. These investments may be subject to restrictions on resale or otherwise be illiquid. The Company does not anticipate that there will be any established trading market for such securities. Additionally, many of the securities that the Company may invest in will not be eligible for sale to the public without registration under the Securities Act of 1933, which could prevent or delay any sale by the Company of such investments or reduce the amount of proceeds that might otherwise be realized therefrom. Restricted securities generally sell at a price lower than similar securities not subject to restrictions on resale. Further, even if a portfolio company registers its securities and becomes a reporting company under the Securities Exchange Act of 1934 (the "Exchange
Act"), the securities are typically subject to a lock-up provision for a period of time, and the Company may be considered an insider by virtue of its board representation or otherwise and would be restricted in sales of such company's securities. Although the Company's officers have never served on the board of a publicly held company on which the Company had an investment, the Company may permit such service.

Managerial Assistance

     The Company generally is required by the 1940 Act to make significant managerial assistance available with respect to portfolio companies that the Company treats as qualifying assets for purposes of the 70 percent test (see "Regulation"). "Making available significant managerial assistance" as defined in the 1940 Act with respect to a BDC such as the Company means (a) any arrangement whereby a BDC, through its directors, officers, employees or general partners, offers to provide, and if accepted, does so provide, significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company; or (b) the exercise by a BDC of a controlling influence over the management or policies of a portfolio company by a BDC acting individually or as a part of a group acting together which controls such portfolio company. The Company believes that providing managerial assistance to its portfolio companies is critical to its business development activities. The nature, timing and amount of managerial assistance provided by the Company vary widely depending upon the particular requirements of each portfolio company.

     The Company may be involved with its portfolio companies in recruiting management, product planning, marketing and advertising and the development of financial controls and plans, operating strategies and corporate goals. The Company also seeks capital for its portfolio companies from other potential investors and may subordinate its own investment to those of other investors. The Company may introduce its portfolio companies to potential suppliers, customers and joint venture partners and may assist its portfolio companies in establishing relationships with commercial and investment bankers and other professionals, including consultants, recruiters, legal counsel and independent accountants. The Company may also assist with joint ventures, acquisitions and mergers.

     In connection with its managerial assistance, the Company may be represented by one or more of its officers or directors on the board of directors of a portfolio company. As an investment matures and the portfolio company develops management depth and experience, the Company's role ordinarily will become progressively less active. However, when the Company owns or acquires a substantial proportion of a more mature portfolio company's equity, the Company may remain active and influential in major decisions by the portfolio company. The Company typically seeks to assist each portfolio company in establishing its own independent and effective board of directors and management.

Need for Follow-On Investments

     Following an initial investment in portfolio companies, the Company may make additional investments in such portfolio companies as "follow-on" investments, in order to: (1) increase or maintain in whole or in part its ownership percentage; (2) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; (3) preserve the Company's proportionate ownership in a subsequent financing; or (4) attempt to preserve or enhance the value of the Company's investment. Recently, "pay to play" provisions have become common in venture capital transactions; such provisions require proportionate investment in subsequent rounds of financing in order to preserve certain preferred rights such as anti-dilution protection.

     There can be no assurance that the Company will make follow-on investments or have sufficient funds to make such investments; the Company has the discretion to make any follow-on investments as it determines, subject to the availability of capital resources. The failure to make such follow-on investments may, in certain circumstances, jeopardize the continued viability of a portfolio company and the Company's initial investment, or may result in a missed opportunity for the Company to increase its participation in a successful operation, or may cause the Company to lose certain preferred rights pursuant to "pay to play" provisions. Even if the Company has sufficient capital to make a desired follow-on investment, it may elect not to make a follow-on investment because it does not want to increase its concentration of risk, because it prefers other opportunities or because it is inhibited by compliance with BDC or regulated investment company ("RIC") requirements, even though the follow-on investment opportunity appears attractive or would preserve rights pursuant to "pay to play" provisions. For a discussion of RIC status and related regulatory requirements, see "Regulation -- Sub-Chapter M Status."

Competition

     Numerous companies and individuals are engaged in the venture capital business and such business is intensely competitive. Many of the competitors have significantly greater financial and other resources and managerial capabilities than the Company and are therefore in a better position than the Company to obtain access to attractive venture capital investments. There can be no assurance that the Company will be able to compete against these competitors for attractive investments.

Regulation

     The Small Business Investment Incentive Act of 1980 added the provisions of the 1940 Act applicable to BDCs, which are a special type of closed-end investment company. After filing its election to be treated as a BDC, a company may not withdraw its election without first obtaining the approval of holders of a majority of its outstanding voting securities. The following is a brief description of the 1940 Act provisions applicable to BDCs, and is qualified in its entirety by reference to the full text of the 1940 Act and the rules issued thereunder by the SEC.

     Generally, to be eligible to elect BDC status, a company must primarily engage in the business of furnishing capital and managerial expertise to companies which do not have ready access to capital through conventional financial channels. Such portfolio companies are termed "eligible portfolio companies." In general, in order to qualify as a BDC, a company must (i) be a domestic company; (ii) have registered a class of its securities pursuant to Section 12 of the 1934 Act; (iii) operate for the purpose of investing in the securities of certain types of portfolio companies, namely, early stage or emerging companies and businesses suffering or just recovering from financial distress (see following paragraph); (iv) make available significant managerial assistance to such portfolio companies; (v) have a majority of "disinterested" directors (as defined in the 1940 Act); and (vi) file a proper notice of election with the SEC.

     An eligible portfolio company generally is a domestic company that is not an investment company and that (i) does not have a class of equity securities on which "margin" credit can be extended or (ii) is controlled by a BDC (control under the 1940 Act is presumed to exist where a BDC owns at least 25 percent of the outstanding voting securities of the portfolio company).

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

     The Company is permitted by the 1940 Act, under specified conditions, to issue multiple classes of senior debt and a single class of preferred stock if its asset coverage, as defined in the 1940 Act, is at least 200 percent after the issuance of the debt or the preferred stock (i.e., such senior
securities may not be in excess of its net assets).   Under
specific conditions, the Company is also permitted by the 1940 Act to issue warrants.

     Except under certain conditions, the Company may sell its securities at a price that is below the prevailing net asset value per share only after a majority of its disinterested directors has determined that such sale would be in the best interest of the Company and its stockholders and upon the approval by the holders of a majority of its outstanding voting securities, including a majority of the voting securities held by non-affiliated persons. If the offering of the securities is underwritten, a majority of the disinterested directors must determine in good faith that the price of the securities being sold is not less than a price which closely approximates market value of the securities, less any distribution discount or commission. As defined by the 1940 Act, the term "majority of the Company's outstanding voting securities" means the vote of
(i) 67 percent or more of the Company's common stock present at the meeting, if the holders of more than 50 percent of the outstanding Common Stock are present or represented by proxy or
(ii) more than 50 percent of the Company's outstanding common stock, whichever is less.

     Certain transactions involving certain closely related persons of the Company, including its directors, officers and employees, may require the prior approval of the SEC. However, the 1940 Act ordinarily does not restrict transactions between the Company and its portfolio companies.

Sub-Chapter M Status

     On September 25, 1997, the Company's Board of Directors approved a proposal to seek qualification of the Company as a Regulated Investment Company ("RIC") under Sub-Chapter M of the Internal Revenue Code (the "Code"). At that time, the Company was taxable under Sub-Chapter C of the Code (a "C Corporation"). In order to qualify as a RIC, the Company must, in general, (1) annually derive at least 90 percent of its gross income from dividends, interest and gains from the sale of securities and similar sources; (2) quarterly meet certain investment diversification requirements; and (3) annually distribute at least 90 percent of its investment company taxable income as a dividend. In addition to the requirement that the Company must annually distribute at least 90 percent of its investment company taxable income, the Company may either distribute or retain its realized net capital gains from investments, but any net capital gains not distributed may be subject to corporate level tax. Further, the Company could be subject to a four percent excise tax if it fails to distribute 98 percent of its annual taxable income and would be subject to income tax if it fails to distribute 100 percent of its taxable income.

     Because of the specialized nature of its investment portfolio, the Company could satisfy the diversification requirements under Sub-Chapter M of the Code only if it received a certification from the SEC under section 851(e) of the Code that it is "principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available." On April 8, 1998, the Company announced that it had received a certification from the Securities and Exchange Commission ("SEC") for 1997 relating to the Company's status under section 851(e) of the Code. That certification was necessary for the Company to qualify as a RIC for 1998 and subsequent taxable years.

     Pursuant to the Company's receipt of the section 851(e) certification and its intention to qualify as a RIC , in 1998 the Company's Board of Directors declared and paid a one-time cash dividend of $0.75 per share, for a total of $8,019,728, to meet one of the Company's requirements for qualification for Sub-Chapter M tax treatment.

     As noted above, the qualification of the Company as a RIC under Sub-Chapter M of the Code depends on it satisfying certain technical requirements regarding its income, investment portfolio and distributions. The Company was unable to satisfy these requirements for the 1998 tax year owing to the nature of the Company's ownership interest in one of its portfolio companies, and therefore it did not elect Sub-Chapter M status for 1998. In addition, because the Company realized taxable losses in 1998, it was not strategically advantageous for the Company to elect Sub-Chapter M tax status for 1998.

     The Company changed the nature of its ownership interest in the non-qualifying portfolio company effective January 1, 1999 in order to meet the Sub-Chapter M requirements. Since 1999, the Company has received SEC certification and qualification for RIC treatment. Although the SEC certification for 1999, 2000 and 2001 was issued, there can be no assurance that the Company will receive such certification for subsequent years (to the extent it needs additional certification as a result of changes in its portfolio) or that it will actually qualify for Sub-Chapter M treatment in subsequent years. In addition, under certain circumstances, even if the Company qualified for Sub-Chapter M treatment in a given year, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a C Corporation, rather than as a RIC.

     A C Corporation that elects to qualify as a RIC and that makes an appropriate election continues to be taxable as a C Corporation on any gains realized within 10 years of its qualification as a RIC from sales of assets that were held by the corporation on the effective date of the election ("C Corporation Assets") to the extent of any gain built into the assets on such date ("Built-In Gain"). The Company had Built-In Gains at the time of its qualification as a RIC. Prior to 1999, the Company incurred ordinary and capital losses from its operations. After the Company's election of RIC status, those losses remained available to be carried forward to subsequent taxable years. Recently issued Internal Revenue Service regulations (issued in temporary and proposed form) confirm that such losses may be used to offset realized Built-In Gains and, to the extent so used, to eliminate C Corporation taxation of such gains. Notwithstanding any such offset, however, the new regulations also provide that all realized Built-In Gains (calculated without regard to the offset, but net of any C Corporation tax imposed on the Built-In Gains after application of the offset) must be included in calculating a RIC's investment company taxable income or net capital gains, as the case may be, and therefore appear to require that such Built-In Gains must be distributed to avoid Sub-Chapter M taxation of such investment company taxable income or net capital gains (and, in the case of any Built-In Gains that are includible in investment company taxable income, possible loss of RIC status). The Company has previously used loss carryforwards to offset Built-In Gains. As of January 1, 2002, the Company had $501,640 of loss carryforwards remaining and $4,663,457 of unrealized Built-In Gains.

     If necessary for liquidity purposes or to fund investment opportunities, in lieu of distributing its realized net capital gains, the Company as a RIC may retain such net capital gains and elect to be deemed to have made a distribution of the gains, or part thereof, to the shareholders under the "designated undistributed capital gain" rules of section 852(b)(3) of the Code. In that case, the "deemed dividend" is taxable to the shareholders, although the Company would pay tax, at the corporate rate, on the distribution, and the shareholders would receive a tax credit equal to their proportionate share of the tax paid.

     To the extent that the Company declares a deemed dividend, each shareholder will receive an IRS Form 2439 which will reflect receipt of the deemed dividend income and a tax credit equal to the shareholder's proportionate share of the tax paid by the Company. This tax credit, which is paid at the corporate rate, is often credited at a higher rate than the actual tax due by a shareholder on the deemed dividend income. The "residual" credit can be used by the shareholder to offset other taxes due in that year or to generate a tax refund to the shareholder. (See "Note 6 of Notes to Consolidated Financial Statements" contained in Item 8. "Consolidated Financial Statements and Supplementary Data" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments - Sub-Chapter M Status.")

Tax Consequences of Net Capital Gains

     The following simplified examples illustrate the tax treatment under Sub-Chapter M of the Code for the Company and its individual shareholders with regard to three possible alternatives, assuming a net long-term capital gain of $1.00 per share, consisting entirely of sales of non-real property assets held for more than 12 months.

     Under Alternative A: 100 percent of net capital gain declared as a cash dividend and distributed to shareholders:

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

Subsidiaries

     Harris & Harris Enterprises, Inc. ("Enterprises") is a 100 percent wholly owned subsidiary of the Company and is consolidated in the Company's financial statements. Enterprises holds the lease for the Company's office space, which it subleases to the Company and an unaffiliated party; operates a financial relations and consulting firm; is a partner in Harris Partners I, L.P. and is taxed as a C Corporation. Harris Partners I, L.P. is a limited partnership and owns a 20 percent limited partnership interest in PHZ Capital Partners L.P., which organizes and manages investment partnerships. The partners of Harris Partners I, L.P. are Harris & Harris Enterprises, Inc. (sole general partner) and Harris & Harris Group, Inc. (sole limited partner).

Employees

     The Company currently employs directly four full-time employees, and Enterprises employs two additional full-time employees.

                                9
Risk Factors

Investing in the Company's stock is highly speculative and the investor could lose some or all of the amount invested.

     The value of the Company's common stock and of its public and private holdings may decline and may be affected by numerous market conditions, which could result in the loss of some or all of the amount invested in the Company's shares. The securities markets frequently experience extreme price and volume fluctuation which affect market prices for securities of companies generally and technology companies in particular, especially when their capitalizations are small like the Company's. Because of the Company's focus on the technology sector, its stock price is likely to be impacted by these market conditions. General economic conditions, and general conditions in small tech and nanotechnology and information technology and life sciences and other high technology industries, will also affect the Company's stock price.

Investing in the Company's common stock may be inappropriate for the investor's risk tolerance.

     The Company's investments, in accordance with its investment objective and principal strategies, may result in an above average amount of risk and volatility or loss of principal. The Company's investments in portfolio companies are highly speculative and aggressive and, therefore, an investment in its shares is not suitable for all investors.

The market for venture capital investments is highly competitive. In some cases, the company's status as a regulated business development company may hinder its ability to participate in investment opportunities.

     The Company faces substantial competition in its investing activities from private venture capital funds, investment affiliates of large industrial, technology, service and financial companies, small business investment companies, wealthy individuals and foreign investors. As a regulated business development company, the Company is required to disclose quarterly the name and business description of portfolio companies and value of any portfolio securities. Most of the Company's competitors are not subject to this disclosure requirement. The Company's obligation to disclose this information could hinder its ability to invest in certain portfolio companies. Additionally, other regulations, current and future, may make the Company less attractive as a potential investor to a given portfolio company than a private venture capital fund not subject to the same regulations. Also, compliance with certain regulations applicable to the Company's business may prevent the Company from making follow-on investments that would be in the Company's and its investors' best interest.

The Company operates in a regulated environment.

     The Company is subject to substantive SEC regulations as a BDC. Securities and tax laws and regulations governing the Company's activities may change in ways adverse to the Company's and its shareholders' interests and interpretations of such laws and regulations may change with unpredictable consequences. Any change in the law or regulations that govern the Company's business could have an adverse impact on the Company or its operations. Also, as business and financial practices continue to evolve, they render the regulations under which the Company operates less appropriate and more burdensome than they were when they were originally imposed.

The Company is dependent upon key management personnel for future success.

     The Company is dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of its senior management and other management members.
The Company also is dependent on consultants and lawyers for assistance in conducting due diligence when evaluating potential investments. The future success of the Company depends to a significant extent on the continued service and coordination of its senior management team, particularly Charles E. Harris, the Company's Chairman and Chief Executive Officer. The departure of any of the executive officers or key employees could materially adversely affect the Company's ability to implement its business strategy. The Company does not maintain key man life insurance on any of its officers or employees.

Investing in small, private companies involves a high degree of risk and is highly speculative.

     There are significant risks inherent in the Company's venture capital business. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies with risky technologies that lack management depth and have not attained profitability or have no history of operations. Even if these private businesses are progressing satisfactorily, they typically have negative cash flow in their earlier stages of development and may not have access to additional capital. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Company expects that some of its venture capital investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential. The Company has been risk seeking rather than risk averse in its approach to venture capital and other investments. Neither the Company's investments nor an investment in the Company is intended to constitute a balanced investment program. The Company has in the past relied, and continues to rely to a large extent, upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses.

The Company invests in securities that are illiquid and may not be able to dispose of such securities when it is advantageous to do so.

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

The inability of the Company's portfolio companies to market successfully their products would have a negative impact on its investment returns.

     Even if the Company's portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Commercial success is difficult to predict and the marketing efforts of the Company's portfolio companies may not be successful.

Because there is generally no established market in which to value the Company's investments, the Company's Investment and Valuation Committee's determination of their values may differ materially from the values that a ready market or third party would attribute to these investments.

     There is typically no public market for equity securities of the small private companies in which the Company invests. As a result, the valuation of the equity securities in the Company's portfolio is subject to the good faith estimate of the Company's Board of Directors. (See "Asset Valuation Policy Guidelines" in "Footnote to Consolidated Schedule of Investments" contained in Item 8. "Consolidated Financial Statements and Supplementary Data.") In the absence of a readily ascertainable market value, the estimated value of the Company's portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if a ready market for the equity securities existed. The Company adjusts quarterly the valuation of its portfolio to reflect the Investment and Valuation Committee's estimate of the current fair value of each investment in its portfolio. Any changes in estimated fair value are recorded in the Company's consolidated statements of operations as a change in the "Net (decrease) increase in unrealized appreciation on investments." (See Item 7. "Management's Discussion and Analysis of
Financial Condition and Results of Operations.")

Quarterly results may fluctuate and may not be indicative of future quarterly performance.

     The Company's quarterly operating results fluctuate as a result of a number of factors. These include, among others, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company and its portfolio companies encounter competition in their markets and general economic conditions. As a result of these factors, results for any one quarter should not be relied upon as being indicative of performance in future quarters. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

Loss of pass-through tax treatment would substantially reduce net assets and income available for dividends.

     If the Company meets certain income, diversification and distribution requirements under the Code, it may qualify as a RIC under the Code for pass-through tax treatment. The Company would cease to qualify for pass-through tax treatment if it were unable to comply with these requirements, or if it ceased to qualify as a BDC under the 1940 Act. The Company also could be subject to a four percent excise tax (and, in certain cases, corporate level income tax) if it failed to make certain distributions. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations
-- Recent Developments -- Sub-Chapter M Status.")
The lack of RIC tax treatment could have a material adverse effect on the total return, if any, obtainable from an investment in the Company. If the Company fails to qualify as a RIC, the Company would become subject to federal income tax as if it were an ordinary C Corporation, which would result in a substantial reduction in the Company's net assets and the amount of income available for distribution to the Company's stockholders.

During some periods, there are few opportunities to take early stage companies public or sell them to established companies.

     During some periods, there may be few opportunities to gain liquidity or realize a gain on an otherwise successful investment, as the market for initial public offerings may be moribund, particularly for early stage, high technology companies. During such periods as other periods, it may also be difficult to sell such companies to established companies. The lack of exit strategies during such periods also tends to have an adverse effect on the ability of private equity companies to raise capital privately.

Because the Company must distribute income, the Company will continue to need additional capital to grow.

     The Company will continue to need capital to fund investments and to pay for operating expenses. The Company must distribute at least 90 percent of its net operating income other than realized net long-term capital gains to its stockholders to maintain its RIC status. As a result, such earnings will not be available to fund investments. If the Company fails to generate realized net long-term capital gains or to obtain funds from outside sources, it could have a material adverse effect on the Company's financial condition and results. The Company does not normally establish reserves for taxes on unrealized capital gains. To the extent that the Company retains capital gains, either as a C corporation or as a RIC, it will have to make provisions for federal taxes and possibly state and local taxes. In addition, as a BDC, the Company is generally required to maintain a ratio of at least 200 percent of total assets to total borrowings, which may restrict its ability to borrow in certain circumstances. Regulations to which the Company, as a

BDC, are subject limit its financing alternatives in ways that publicly traded operating companies and private entities are not limited.

Item 2.	Properties

     The Company maintains its offices at One Rockefeller Plaza, New York, New York 10020, where it leases approximately 4,700 square feet of office space pursuant to a lease agreement expiring in 2003. A portion of this space is being sublet by an unaffiliated party. (See "Note 7 of Notes to Consolidated Financial Statements and Schedules" contained in Item 8. "Consolidated Financial Statements and Supplementary Data.")

Item 3.	Legal Proceedings

     The Company is not a party to any legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

     The Company did not submit any matters to a vote of its shareholders during the fourth quarter of the 2001 fiscal year.

                             PART II

Item 5.	Market for Company's Common Equity and Related
Stockholder Matters

Stock Transfer Agent

     The Bank of New York, 101 Barclay Street, Suite 12W, New York, New York 10286 (Telephone 800-524-4458, Attention: Ms. Annette Hogan) serves as transfer agent for the Company's common stock. Certificates to be transferred should be mailed directly to the transfer agent, preferably by registered mail.

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

                 2001 Quarter Ending     Low    High

                 March 31              $2.063   $4.25
                 June 30               $2.01    $3.29
                 September 30          $1.60    $2.86
                 December 31           $1.55    $2.33


                 2000 Quarter Ending     Low    High

                 March 31              $9.25    $32.50
                 June 30               $5.25    $17.125
                 September 30          $5.75    $10.1875
                 December 31           $2.4375  $6.4375


Dividends

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

     On January 22, 2002, the Company announced a designated undistributed capital gain dividend of $0.0875 per share with a corresponding tax credit of $0.030625 per share to shareholders of record on December 31, 2001.

Recent Sales of Unregistered Securities

     On January 27, 2000, the Company issued a one-year 12%
note in the principal amount of $3 million and a one-year warrant to purchase 25,263 shares of the Company's common stock at an exercise price of $11.8750 per share. The note and warrant were issued to an unaffiliated third-party pursuant to an exemption from the registration requirements of the 1933 Act under Section 4(2) of the 1933 Act. The note was pre-paid, and the warrant expired unexercised.

Shareholders

     As of March 12, 2002, there were approximately 141 holders of record of the Company's common stock which, the Company has been informed, hold the Company's common stock for approximately 6,000 beneficial owners.

Item 6. Selected Financial Data

     The following tables should be read in conjunction with the Consolidated Financial Statements and Supplementary Data included in Item 8 of this Form 10-K.

                                 BALANCE SHEET DATA

                         Financial Position as of December 31:

                               2001         2000         1999(1)        1998(1)        1997

Total assets            $39,682,367  $43,343,423  $65,320,768    $25,358,859    $39,273,784

Total liabilities       $15,347,597  $11,509,948  $11,685,963    $ 2,802,150    $ 5,618,850

Net assets              $24,334,770  $31,833,475  $53,634,805    $22,556,709    $33,654,934

Net asset value per
outstanding share       $      2.75  $      3.51  $      5.80    $      2.13    $      3.15

Cash dividends paid     $      0.00  $      0.02  $      0.35    $      0.75    $      0.00

Shares outstanding        8,864,231    9,064,231    9,240,831     10,591,232     10,692,971


                   Operating Data for year ended December 31:
                               2001         2000         1999           1998           1997


Total investment income $   510,661  $   687,050  $   287,684    $   585,486    $   561,546

Total expenses(2)       $ 1,035,221  $(2,623,200) $ 9,924,020    $ 3,634,786    $ 3,045,290

Net operating income
(loss)                  $  (524,560) $ 3,310,250  $(9,636,336)   $(2,815,112)   $(1,550,641)

Net realized gain
(loss) on investments   $ 1,276,366  $18,963,832  $ 8,615,670    $(1,718,528)   $(2,027,177)

Net realized income
(loss)                  $   751,806  $22,274,082  $(1,020,666)   $(4,533,640)   $(3,577,818)

Net (decrease) increase
in unrealized appreciation
on investments          $(7,641,044) $(37,781,289)$38,102,047    $  1,655,830   $   969,243

Net (decrease) increase
in net assets resulting
from operations         $(6,889,238) $(15,507,207)$37,081,381    $(2,877,810)   $(2,608,575)

(Decrease) increase in
net assets resulting
from operations per
outstanding share       $     (0.78) $     (1.71) $      4.01    $     (0.27)   $     (0.24)



(1) Certain reclassifications have been made to the December 31, 1998 and December 31, 1999 financial statements to conform to the December 31, 2000 presentation. [Note: See
    "Reclassifications" in Note 2 of Notes to Consolidated
    Financials.]

(2) Included in Total expenses are the following profit-sharing
    (reversals) accruals: ($984,021) in 2001; ($4,812,675) in 2000;
    $8,110,908 in 1999; $899,751 in 1998; $423,808 in 1997.


Item 7.	Management's Discussion and Analysis of Financial
Condition and Results of Operations

     The information contained in this section should be read in conjunction with the Company's 2001 Consolidated Financial
Statements and notes thereto.

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

Statement of Operations

     The Company accounts for its operations under accounting principles generally accepted in the United States for investment companies. On this basis, the principal measure of its financial performance is captioned "Net increase (decrease) in net assets resulting from operations," which is the sum of three elements. The first element is "Net operating income
(loss)," which is the difference between the Company's income from interest, dividends, fees and other income and its operating expenses, net of applicable income tax benefit (expense). The second element is "Net realized gain (loss) from investments," which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, net of applicable income tax benefit (expense). These two elements are combined in the Company's financial statements and reported as "Net realized income (loss)." The third element, "Net (decrease) increase in unrealized appreciation on investments," is the net change in the fair value of the Company's investment portfolio.

     "Net realized gain (loss) from investments" and "Net
(decrease) increase in unrealized appreciation on investments" are directly related. When a security is sold to realize a gain
(loss), net unrealized appreciation decreases (increases) and net realized gain increases (decreases).

Financial Condition

     The Company's total assets decreased by $3,661,056 or 8.4 percent to $39,682,367 and its net assets decreased by $7,498,705 or 23.6 percent to $24,334,770 at December 31, 2001, versus $43,343,423 and $31,833,475 at December 31, 2000.

     Net asset value per share ("NAV") was $2.75 at December 31, 2001, versus $3.51 at December 31, 2000. NAV was reduced by
$0.02 in 2000 by the cash dividend paid by the Company.

     Among the significant changes during the year ended December 31, 2001 were: (1) the payment of $5,709,884 in federal income taxes as a result of the Company's deemed dividend distribution;
(2) decline in the value of the Company's holdings in Experion Systems, Inc. of $480,000; (3) decline in the value of the Company's holdings in Informio, Inc. of $353,221; (4) decline in the value of the Company's holdings in Questech Corporation of $245,843; (5) writeoff of the value of the Company's holdings in Schwoo, Inc. of $1,248,827; (6) the sale of the Company's holdings in Nanophase Technologies Corporation, Genomica Corporation, SciQuest.com, Inc., Essential.com and MedLogic Global Corporation; and (7) the payment of the 2000 realized gain profit sharing awards of $2,320,938.

     In accordance with SEC guidelines as of March 31, 2001, the Company changed its valuation policy by no longer discounting publicly held securities for liquidity considerations. (See "Asset Valuation Policy Guidelines" in the "Footnote to Consolidated Schedule of Investments" contained in Item 1. "Consolidated Financial Statements.")

     The Company's shares outstanding as of December 31, 2001 were 8,864,231, versus 9,064,231 at December 31, 2000, owing to the Company's repurchase of shares in the open market.

     The Company's financial condition is dependent on the success of its investments. The Company has invested a substantial portion of its assets in private, development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies developing unproven technologies that lack management depth and have little or no history of operations. At December 31, 2001, $13,120,978 or 33.1 percent of the Company's total assets ( 53.9 percent of the Company's net assets) consisted of non-publicly traded securities at fair value, of which net unrealized appreciation was $1,215,444.

     At December 31, 2000, $10,240,018 or 23.6 percent of the Company's total assets (32.2 percent of the Company's net assets) consisted of investments in four publicly traded securities (three of which were private businesses at the time the Company made the investments), of which net unrealized appreciation was $5,539,997; $16,782,438 or 38.7 percent of the Company's total assets consisted of non-publicly traded securities at fair value in private businesses, of which net unrealized appreciation was $3,406,915.

     The decrease in the value of publicly traded securities from $10,240,018 at December 31, 2000 to $0 at December 31, 2001 is
primarily owing to the sale of shares of then publicly traded SciQuest.com, Kana Communications, Nanophase Technologies Corporation and Genomica Corporation. The value of the Company's investments may vary significantly on a quarterly basis (see "Risk Factors").

     The net decrease in the value of the non-publicly traded securities from $16,782,438 at December 31, 2000 to $13,120,978 at December 31, 2001 resulted primarily from the decreases in the Company's valuation of its holdings in Informio, Experion Systems and Essential.com of $353,221, $480,000 and $2,204,000,
respectively. These decreases in value were partially offset by the Company's new investment in Nantero, Inc. Schwoo, a new investment in 2001, decreased in value by $1,248,827 to $0 by year end.

     The changes in the values of SciQuest.com, Nanophase
Technologies and Kana Communications took place in the context of the extreme volatility of publicly traded, small capitalization, high technology stocks in the last few years.

     A summary of the Company's investment portfolio is as follows:

                            December 31, 2001    December 31, 2000

Investments, at cost              $37,714,285          $33,620,631
Unrealized appreciation             1,216,420            8,947,928
                                  -----------          -----------
Investments, at fair value        $38,930,705          $42,568,559
                                  ===========          ===========
__________________

The accumulated unrealized appreciation (depreciation) on investments net of deferred taxes is ($148,049) at December 31, 2001, versus $7,317,422 at December 31, 2000.

     Following an initial investment in a private company, the Company may make additional investments in such portfolio company in order to: (1) increase or maintain in whole or in part its ownership percentage; (2) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; (3) preserve the Company's proportionate ownership in a subsequent financing; or (4) attempt to preserve or enhance the value of the Company's investment. There can be no assurance that the Company will make follow-on investments or have sufficient funds to make additional investments. The Company has the discretion to make follow-on investments as it determines, subject to the availability of capital resources. The failure to make such follow-on investments may, in certain circumstances, jeopardize the continued viability of the portfolio company and the Company's initial investment or may result in a missed opportunity for the Company to maintain or increase its participation in a successful operation. Even if the Company has sufficient capital to make a desired follow-on investment, it may elect not to make a follow-on investment because it does not want to increase its concentration of risk, because it prefers other opportunities, or because it is inhibited by compliance with BDC or RIC requirements, even though the follow-on investment opportunity appears attractive or would preserve rights pursuant to "pay to play" provisions.

     The following table is a summary of the cash investments and loans made by the Company in its private placement portfolio during the year ended December 31, 2001:

New Investments:           Amount

   Schwoo, Inc.            $888,577
   Nantero, Inc.            489,999

Additional Investments:

  Experion Systems, Inc.     80,000

Loans:

  Schwoo, Inc.              360,250
                         ----------
Total                    $1,818,826
                         ==========


Results of Operations

Investment Income and Expenses:

     The Company had net operating income (loss) of ($524,560) in 2001, $3,310,250 in 2000 and ($9,636,336) in 1999. The net
operating income (loss) for 2001, 2000 and 1999 reflected a (decrease) increase in the employee profit-sharing accrual that resulted in a (credit) debit to expenses of ($984,021) in 2001, ($4,812,675) in 2000 and $8,110,908 in 1999. When unrealized appreciation as of a certain date subsequently decreases or increases, the profit-sharing accrual decreases or increases accordingly, resulting in a credit or debit to expenses.

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

     The Company had total investment income of $510,661 in 2001, $687,050 in 2000 and $287,684 in 1999. Total investment income is comprised primarily of interest from fixed-income securities, loans and debt securities of portfolio companies and other income.

     The Company had interest income from fixed-income securities of $422,196 in 2001, $554,233 in 2000 and $234,347 in
1999. The decrease in interest income from 2000 to 2001 of $132,037 or 23.8 percent reflects primarily the steep decline in interest rates during the second half of 2001. The increase in interest income from 1999 to 2000 of $319,886 or 136.5 percent reflects additional funds invested in fixed-income securities as a result of the sale of securities of SciQuest.com and Alliance Pharmaceutical.

     The Company had interest income from portfolio companies of $9,616 in 2001, $64,950 in 2000 and $48,526 in 1999. The
decrease from 2000 to 2001 of $55,334 or 85.2 percent and the increase from 1999 to 2000 of $16,424 or 33.8 percent is owing to the change in amount of outstanding loans during the periods.
The amount of outstanding loans to portfolio companies varies. Typically, loans made to portfolio companies are bridge loans and are converted into equity at the next financing.

     The Company had other income of $77,849 in 2001, $65,867 in 2000 and $3,911 in 1999. The other income primarily represents rental income for subleasing office space to an unaffiliated party.

     Operating expenses were $1,035,221 in 2001, ($2,623,200) in
2000 and $9,924,020 in 1999. The operating expenses for the year ended December 31, 2001 reflect a reversal of a prior expense accrual in the employee profit-sharing plan of $984,021 owing to decreases in unrealized appreciation of investments for the current year. Salaries and benefits increased by $8,326 or one percent. Administration and operations increased by $20,880 or
5.4 percent, and professional fees decreased by $49,019 or 15.8 percent in 2001. The remaining expenses are related to office and rent expenses and director compensation.

     The Company has in the past relied, and continues to rely to a large extent, on proceeds from sales of investments, rather than on investment income, to defray a significant portion of its operating expenses. Because such sales are unpredictable, the Company attempts to maintain adequate working capital to provide for fiscal periods when there are no such sales.

Realized Gains and Losses on Sales of Portfolio Securities

     During the three years ended December 31, 2001, 2000 and 1999, the Company sold various investments and received distributions, realizing net gains of $1,394,781, $19,065,267 and $10,976,714, respectively.

     During 2001, the Company recorded realized gain from investments of $1,394,781. Gains of $2,762,696 and $1,022,905
resulted from the sale of the Company's entire position in Nanophase Technologies Corporation and Genomica Corporation, respectively; losses of $1,349,512, $1,258,679 and $1,033,765 resulted from the sale of its entire position in Essential.com, Inc., SciQuest.com, Inc. and MedLogic Global Corporation, respectively. The Company also recorded a gain of $1,266,729 from its partnership interest in PHZ Capital Partners L.P. As a result of the gains and losses realized during 2001, unrealized appreciation increased by $3,948,271.

     During 2000, the Company recorded realized gain from investments of $19,065,267, including: $9,693,446 on the sale of its entire position in Alliance Pharmaceutical; $7,407,377 on the sale of its original position in SciQuest.com (the Company purchased an additional 350,000 shares during the year); $1,054,818 on the sale of 61,043 shares of Kana Communications;

$241,025 on the sale of 85,100 shares of Nanophase Technologies; $528,021 recorded gain from PHZ Capital Partners LP; and $147,528 on the realization of the reserve relating to monies placed in escrow in connection with the sale of NBX Corporation to 3Com Corporation. (See Note 7 to Consolidated Financial Statements.) The Company received in full the escrowed funds on March 6, 2000. As a result of the gains and losses realized during 2000, unrealized appreciation decreased by $21,400,036.

     During 1999, the Company recorded realized gain from investments of $10,976,714, including: $10,584,630 on the sale of NBX Corporation to 3Com Corporation; $160,918 on the sale of 87,600 shares of Princeton Video Image, Inc. The Company also incurred losses of approximately $381,004 on the sale of various publicly traded investments. As a result of gains and losses realized during 1999, unrealized appreciation decreased by $4,234,794.

Unrealized Appreciation and Depreciation of Portfolio Securities

     The Board of Directors values the portfolio securities on a quarterly basis pursuant to the Company's Asset Valuation guidelines in accordance with the 1940 Act. (See "Footnote to Consolidated Schedule of Investments" contained in Item 8. "Consolidated Financial Statements and Supplementary Data.")

     In 2001, net unrealized appreciation on investments decreased by $7,731,508 or 86.4 percent from $8,947,928 to $1,216,420, primarily as a result of declines in the values of the Company's holdings of Nanophase, Genomica, Essential.com, Experion Systems, and Schwoo of $5,499,664, $1,540,375, $854,467, $480,000 and $1,248,827, respectively. This decrease was offset by an increase in unrealized appreciation of $1,528,082 and $1,033,775 as a result of the realization of the loss on the sale of the Company's positions in SciQuest.com and MedLogic.

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

Liquidity and Capital Resources

     The Company's net primary sources of liquidity are cash, receivables and freely marketable securities, net of short-term indebtedness. The Company's secondary sources of liquidity are restricted securities of companies that are publicly traded. At December 31, 2001, December 31, 2000 and December 31, 1999, respectively, the Company's net primary liquidity was $13,459,654, $23,039,736 and $6,622,216. On the corresponding dates, the Company's secondary liquidity was $0, $3,040,679 and $38,230,812. The Company's tertiary source of liquidity is its holding in PHZ Capital Partners L.P., from which the Company received cash distributions in 2001, 2000 and 1999 of $172,068, $280,326 and $612,170, respectively.

     On November 19, 2001, the Company established an asset account line of credit of up to $12,700,000. The asset account line of credit is secured by the Company's government agency securities. Under the asset account line of credit, the Company may borrow up to 95 percent of the current value of its government agency securities. The Company's outstanding balance under the asset line of credit at December 31, 2001 was $12,495,777. The asset line of credit bears interest at a rate of the Broker Call Rate plus 50 basis points. On January 3, 2002, the Company repaid the entire outstanding balance under the asset line of credit.

     The decrease in the Company's net primary source of liquidity from December 31, 2000 to December 31, 2001 is primarily owing to the (1) payment of income taxes, primarily federal, of $5,795,916; (2) payment of the 2000 employee profit sharing of approximately $2,320,939; (3) investment of $1,248,827 in Schwoo, Inc., $80,000 in Experion Systems, Inc. and $489,999 in Nantero, Inc.; and (4) the use of funds for operating expenses. These decreases were offset by (1) the receipt of approximately $2,000,000 of the funds from the liquidation of Harris Newco, Inc., (2) the receipt of funds from the sales of Nanophase Technologies Corporation and Genomica Corporation of $4,263,242 and $2,523,274, respectively, and (3) the receipt of $174,068 in cash distributions from PHZ Capital Partners L.P.

     The decrease in the Company's secondary source of liquidity from December 31, 2000 to December 31, 2001 reflects the sale of all publicly traded restricted securities.

     From December 31, 2000 to December 31, 2001, restricted funds increased by $216,837 or 81.8 percent primarily as a result of the Company's 2001 contribution to the Supplemental
Executive Retirement Plan or SERP account.

     From December 31, 2000 to December 31, 2001, the Company's liability for accrued profit sharing and current income tax liability decreased significantly. Accrued profit sharing decreased by $3,304,959 to $178,282 as a result of payment of $2,320,939 of the 2000 profit sharing and the reversal of a prior expense accrual of $984,020 owing to the decrease in unrealized appreciation for the year ended December 31, 2001. There was no payout under the Plan for the 2001 year.

     The Company's current tax liability decreased by $5,496,498 to $255,068, primarily as a result of the federal income tax paid in 2001 in connection with the 2000 deemed dividend distribution. In 2000, the Company declared a designated undistributed capital gain dividend for a total of $16,253,987 and paid a total of $5,688,896 in federal income taxes in January 2001. For 2001, the Company declared a designated undistributed capital gain dividend of $775,620 and recorded an associated federal income tax accrual of $271,467. The taxes were paid in January 2002. (See "Note 6 of Notes to Consolidated Financial Statements" contained in Item 8. "Consolidated Financial Statements and Supplementary Data.")

     On October 12, 2000, the Company announced that the Board of Directors had authorized a repurchase program in the open market of up to $2 million of the Company's stock. Through December 31, 2001, the Company had purchased a total of 376,600 shares for a total of $868,051.

     The Company's net primary sources of liquidity are more than adequate to cover the Company's gross cash operating expenses over the next 12 months. Such gross cash operating expenses totaled $1,992,341, $2,051,086 and $1,777,657 in 2001,
2000 and 1999, respectively. The Company cannot predict the amount, if any, of cash distributions that it might receive from its holding in PHZ Capital Partners L.P., in the year 2002.

Recent Developments -- Portfolio Companies

     On January 29, 2002, the Company invested an additional
$100,000 in Series B preferred stock of Experion Systems, Inc.

     On February 12, 2002, the Company announced that it had purchased for $700,000 a Series A preferred stock which represented an approximate 15 percent fully diluted equity interest in Nanopharma Corp. Nanopharma is a privately held company spun off from Massachusetts General Hospital. Nanopharma, which is based in Massachusetts, is a research company founded to develop advanced drug delivery systems based on patented technology.

     On February 20, 2002, Schwoo, Inc. filed for Chapter 7 bankruptcy. The Company wrote off its investment in Schwoo in 2001.

     On March 7, 2002, the Company invested approximately
$625,000 in Series A-1 preferred stock of a privately held company engaged in the production of nanoscale components based on patented technolgoy. Under certain conditions, the Company will be obligated to invest an additional
$375,000 in the Series A-1 preferred.

     On March 8, 2002, the Company invested $1,000,000 in Series D preferred stock of privately held NEO Photonics Corporation. NEO Photonics has developed patented technology that enables the manufacture of unique nanoscale optical compositions for the telecommunications industry.

Recent Developments -- Sub-Chapter M Status

     The qualification of the Company as a RIC under Sub-Chapter M of the Code depends on it satisfying certain technical requirements regarding its income, investment portfolio and distributions. (See "Sub-Chapter M Status" contained in Item
1. "Business"). The Company was unable to satisfy these requirements for the 1998 tax year owing to the nature of the Company's ownership interest in one of its portfolio companies. In addition, because it realized taxable losses in 1998, it was not strategically advantageous for the Company to elect Sub-Chapter M tax status for 1998. The Company changed the nature of its ownership interest in the non-qualifying portfolio company effective January 1, 1999 in order to meet the Sub-Chapter M requirements.

     In 1999, the Company requested and received certification from the SEC relating to the Company's status under section 851(e) of the Code, and the Company elected Sub-Chapter M tax treatment. During 1999, the Company declared a cash dividend of $0.35 per share (for a total of $3,647,017), thereby distributing part of the long-term capital gain generated in 1999 by the sale of NBX Corporation to 3Com Corporation. Approximately $143,261 of the long-term capital gain for 1999 was not distributed during 1999. Accordingly, on September 20, 2000, the Company declared a $0.02 dividend (for a total of $184,817). For the year ended December 31, 1999, the Company incurred approximately $20,000 in excise taxes.

     Since 1999, the Company has received SEC certification and qualification for RIC treatment. Although the SEC certification for 1999, 2000 and 2001 was issued, there can be no assurance that the Company will receive such certification for subsequent years (to the extent it needs additional certification as a result of changes in its portfolio) or that it will actually qualify as a RIC for subsequent years. In addition, under certain circumstances, even if the Company qualified for Sub-Chapter M treatment in a given year, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a C Corporation, rather than as a RIC.

     On December 14, 2000, the Company announced that its Board of Directors, in accordance with rules governing a RIC under Sub-Chapter M of the Code, declared a designated undistributed capital gain dividend (also known as a deemed dividend) of $1.78 per share, for a total of $16,253,987 and paid corporate taxes on behalf of shareholders of $0.62 per share, for a total of $5,688,896. On January 22, 2002, the Company announced that its Board of Directors had declared a deemed dividend of $0.0875 per share, for a total of $775,620 and paid corporate taxes on behalf of shareholders of $0.030625 per share, for a total of $271,467. This information will be reported to shareholders on IRS Form 2439 which will reflect receipt of the deemed dividend income and a tax credit equal to the shareholder's proportionate share of the tax paid by the Company.

Item 7a.  Quantitative and Qualitative Disclosures About Market
Risk

     The Company's business activities are highly risky. The Company considers a principal type of market risk to be valuation risk. Investments are stated at "fair value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission. All assets are valued at fair value as determined in good faith by, or under the direction of, the Board of Directors. (See "Asset Valuation Policy Guidelines" in the "Footnote to Consolidated Schedule of Investments" contained in Item 8. "Consolidated Financial Statements and Supplementary Data.")

     Neither the Company's investments nor an investment in the Company is intended to constitute a balanced investment program.
 The Company has exposure to public-market price fluctuations to the extent of its publicly traded portfolio.

     The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies developing new technologies that lack management depth and have not attained profitability or have no history of operations. Because of the speculative nature and the lack of public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Company expects that some of its venture capital investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential. Even when the Company's private equity investments complete initial public offerings (IPOs), the Company is normally subject to lock-up agreements for a period of time.

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

Documents                                              Page

  Report of Independent Public Accountants..............29

Consolidated Financial Statements

  Consolidated Statements of Assets and Liabilities
    as of December 31, 2001 and 2000....................30

  Consolidated Statements of Operations for the
    years ended December 31, 2001, 2000 and 1999........31

  Consolidated Statements of Cash Flows for the
    years ended December 31, 2001, 2000 and 1999........32

  Consolidated Statements of Changes in Net Assets
    for the years ended December 31, 2001, 2000 and
    1999................................................33

  Consolidated Schedule of Investments as of December
    31, 2001............................................34-37

  Footnote to Consolidated Schedule of Investments......38-40

  Notes to Consolidated Financial Statements............41-49

  Selected Per Share Data and Ratios for the
    years ended December 31, 2001, 2000, 1999, 1998
    and 1997............................................50

     Schedules other than those listed above have been omitted because they are not applicable or the required information is presented in the consolidated financial statements and/or related notes.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Harris & Harris Group, Inc.:

     We have audited the accompanying consolidated statements of assets and liabilities of Harris & Harris Group, Inc. (a New York corporation) as of December 31, 2001 and 2000, including the consolidated schedule of investments as of December 31, 2001, and the related consolidated statements of operations, cash flows and changes in net assets for each of the three years ended December 31, 2001, and the selected per share data and ratios for each of the five years ended December 31, 2001. These consolidated financial statements and selected per share data and ratios are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and selected per share data and ratios based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and selected per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2001 and 2000, by correspondence with the custodian and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As explained in Note 2, the consolidated financial statements include securities valued at $13,120,978 (53.92 percent of net assets), whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

     In our opinion, the consolidated financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of Harris & Harris Group, Inc. as of December 31, 2001 and 2000, the results of their operations, their cash flows and the changes in their net assets for the three years ended December 31, 2001, and the selected per share data and ratios for each of the five years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                    /s/  Arthur Andersen LLP
                                    -------------------------

New York, New York
March 21, 2002

             CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                ASSETS

                                   December 31, 2001          December 31, 2000

Investments, at value (See
  accompanying consolidated
  schedule of investments
  and notes).......................  $    38,930,705            $    42,568,559
Cash and cash equivalents..........          135,135                    253,324
Restricted funds (Note 5)..........          482,020                    265,183
Interest receivable................               82                     30,082
Prepaid expenses...................           14,833                     82,615
Note receivable....................           10,487                     10,888
Other assets.......................          109,105                    132,772
                                     ---------------            ---------------
Total assets.......................  $    39,682,367            $    43,343,423
                                     ===============            ===============

                             LIABILITIES & NET ASSETS

Accounts payable and accrued
  liabilities......................  $     1,039,350            $       771,763
Payable to broker for unsettled
  trade............................                0                    115,005
Bank loan payable (Note 8).........       12,495,777                          0
Accrued profit sharing (Note 3)....          178,282                  3,483,241
Deferred rent......................           14,650                     23,903
Current income tax liability
  (Note 6).........................          255,068                  5,751,566
Deferred income tax liability
  (Note 6).........................        1,364,470                  1,364,470
                                     ---------------            ---------------
Total liabilities..................       15,347,597                 11,509,948
                                     ---------------            ---------------
Commitments and contingencies (Note 7)

Net assets.........................  $    24,334,770            $    31,833,475
                                     ===============            ===============

Net assets are comprised of:
Preferred stock, $0.10 par value,
  2,000,000 shares authorized;
  none issued......................  $             0            $             0
Common stock, $0.01 par value,
  25,000,000 shares authorized;
  10,692,971 issued at 12/31/01
  and at 12/31/00..................          106,930                    106,930
Additional paid in capital
  (Note 4).........................       27,228,748                 26,724,595
Additional paid in capital -
  common stock warrants............          109,641                    109,641
Accumulated net realized gain
  (loss)...........................          618,606                    642,418
Accumulated unrealized
  appreciation of investments,
  net of deferred tax liability
  of $1,540,044 at 12/31/01
  and $1,630,506 at 12/31/00.......         (323,624)                 7,317,422
Treasury stock, at cost (1,828,740
  shares at 12/31/01 and 1,628,740
  at 12/31/00).....................       (3,405,531)                (3,067,531)
                                     ---------------            ---------------
Net assets.........................  $    24,334,770            $    31,833,475
                                     ===============            ===============
Shares outstanding.................        8,864,231                  9,064,231
                                     ===============            ===============
Net asset value per outstanding
  share............................  $          2.75            $          3.51
                                     ===============            ===============

                           The accompanying notes are an integral
                     part of these consolidated financial statements.


                        CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year Ended            Year Ended            Year Ended
                      December 31, 2001     December 31, 2000     December 31, 1999

Investment income:
  Interest from:
   Fixed-income
    securities........$         422,196     $         554,233     $         234,347
   Portfolio
    companies.........            9,616                64,950                48,526
  Dividend income.....            1,000                 2,000                   900
  Other income........           77,849                65,867                 3,911
   Total investment
    income............          510,661               687,050               287,684

Expenses:
  Profit-sharing
   (reversal) accrual
   (Note 3)...........         (984,021)           (4,812,675)            8,110,908
  Salaries and
   benefits...........        1,045,063             1,036,737               834,700
  Professional fees...          261,582               310,601               331,889
  Administration
   and operations.....          406,488               385,608               319,167
  Rent................          166,312               166,816               162,987
  Directors' fees
   and expenses.......           90,047               100,469               120,328
  Depreciation........           26,901                28,748                35,455
  Custodian fees......           14,518                14,355                 8,586
  Interest expense
   (Note 4)...........            8,331               146,141                     0
                       ----------------     -----------------     -----------------
     Total expenses...        1,035,221            (2,623,200)            9,924,020
                       ----------------     -----------------     -----------------
  Operating income
   (loss) before
   income taxes.......         (524,560)            3,310,250            (9,636,336)
  Income tax benefit
   (Note 6)...........                0                     0                     0
                       ----------------     -----------------     -----------------
Net operating
 income (loss)........         (524,560)            3,310,250            (9,636,336)

Net realized gain (loss) from investments:
  Realized gain (loss)
   from investments...        1,394,781            19,065,267            10,976,714
                       ----------------     -----------------      ----------------
     Total realized
      gain (loss).....        1,394,781            19,065,267            10,976,714
  Income tax expense
   (Note 6)...........         (118,415)             (101,435)           (2,361,044)
                       ----------------     -----------------      ----------------
  Net realized gain
   (loss) from
   investments........        1,276,366            18,963,832             8,615,670

Net realized income
  (loss)..............          751,806            22,274,082            (1,020,666)
Net (decrease) increase
in unrealized appreciation
on investments:
  Increase as a result
   of investment
   sales..............        4,802,738                     0               704,801
  Decrease as a result
   of investment
   sales..............         (854,467)          (21,400,036)           (4,939,595)
  Increase on
   investments held...        3,232,919            26,741,283            43,186,960
  Decrease on
   investments held...      (14,912,698)          (43,275,840)           (2,477,193)
                        ---------------    ------------------    ------------------
     Change in
       unrealized
       appreciation
       on investments.       (7,731,508)          (37,934,593)           36,474,973
  Income tax benefit
   (Note 6)...........           90,464               153,304             1,627,074
                        ---------------     -----------------    ------------------
  Net (decrease) increase
   in unrealized appreciation
   on investments.....       (7,641,044)          (37,781,289)           38,102,047
                        ---------------     -----------------    ------------------

Net (decrease) increase in net assets resulting from operations:
  Total...............  $    (6,889,238)    $     (15,507,207)   $       37,081,381
                        ===============     =================    ==================
  Per outstanding
   share..............  $         (0.78)    $           (1.71)   $             4.01
                        ===============     =================    ==================

                        The accompanying notes are an integral
                    part of these consolidated financial statements.


                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year Ended            Year Ended            Year Ended
                          December 31, 2001   December 31, 2000   December 31, 1999

Cash flows used in operating activities:
Net (decrease) increase
  in net assets resulting
  from operations............ $ (6,889,238)       $(15,507,207)      $  37,081,381
Adjustments to reconcile
net (decrease) increase in
net assets resulting from
operations to net cash used
in operating activities:
  Net realized and
   unrealized loss (gain)
   on investments............    5,950,398          18,869,326         (47,451,687)
  Deferred income taxes......       90,464            (153,304)            586,710
  Depreciation...............       26,901              28,748              35,455
  Other......................        2,010             109,641                   0
  Interest received in stock.            0             (27,009)                  0
Changes in assets and liabilities:
  Restricted funds...........     (216,837)           (265,183)                  0
  Receivable from broker
   for unsettled trades......            0                   0             380,707
  Funds in escrow............            0           1,327,748          (1,327,748)
  Interest receivable........       30,000              14,107             (43,523)
  Prepaid expenses...........       67,782              (8,287)             16,321
  Notes receivable...........          401                   0                   0
  Other assets...............       23,667              18,384             (41,281)
  Accounts payable and
    accrued liabilities......      267,587              71,197             195,448
  Payable to broker for
    unsettled trade..........     (115,005)            115,005                   0
  Accrued profit sharing.....   (3,304,959)         (5,951,226)          8,110,908
  Deferred rent..............       (9,253)             (9,253)             (9,253)
  Current income tax
   liability.................   (5,496,498)             62,670                   0
                              ------------       -------------       -------------
  Net cash used in
   operating activities......   (9,572,580)         (1,304,643)         (2,466,562)

Cash provided by investing activities:
  Net (purchase) sale of
   short-term investments
   and marketable securities.  (10,263,667)        (14,480,590)            240,590
  Investment in private
   placements and loans......   (1,818,826)         (6,417,500)         (4,077,001)
  Proceeds from sale of
   investments...............    9,385,615          23,022,868          12,274,632
  Purchase of fixed assets...       (6,508)             (6,974)             (9,261)
                               -----------         -----------         -----------
  Net cash (used in) provided
   by investing activities...   (2,703,386)          2,117,804           8,428,960

Cash flows used in financing activities:
  Payment of dividend........            0            (184,817)         (3,647,017)
  Purchase of treasury
   stock (Note 4)............     (338,000)           (530,051)         (2,373,551)
  Proceeds from note payable.   12,495,777           3,000,000                   0
  Payment of note payable
   (Note 4)..................            0          (3,000,000)                  0
  Proceeds from sale of
   stock (Note 4)............            0                   0              17,283
  Collection on notes
   receivable................            0              21,775              10,000
                               -----------         -----------         -----------
  Net cash provided by
   (used in) financing
   activities................   12,157,777            (693,093)         (5,993,285)
                               -----------         -----------         -----------

Net increase (decrease) in cash
and cash equivalents:
  Cash and cash equivalents
   at beginning of the year..      253,324             133,256             164,143
  Cash and cash equivalents
   at end of the year........      135,135             253,324             133,256
                               -----------         -----------         -----------
  Net increase (decrease)
   in cash and cash
   equivalents...............  $  (118,189)        $   120,068         $   (30,887)

Supplemental disclosures of
cash flow information:
  Income taxes paid..........  $ 5,795,916         $   117,134         $    122,560
  Interest paid..............  $         0         $    36,500         $          0


                         The accompanying notes are an integral
                     part of these consolidated financial statements.


                     CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

                             Year Ended            Year Ended            Year Ended
                      December 31, 2001     December 31, 2000     December 31, 1999

Changes in net assets from operations:

  Net operating income
   (loss)................  $   (524,560)         $  3,310,250        $   (9,636,336)
  Net realized gain
   (loss) on investments.      1,276,366           18,963,832             8,615,670
  Net (decrease) increase
   in unrealized
   appreciation on
   investments as a
   result of sales.......      4,038,735          (21,246,732)           (2,607,720)
  Net (decrease)
   increase in unrealized
   appreciation on
   investments held......    (11,679,779)         (16,534,557)           40,709,767
                            ------------         ------------        --------------
Net (decrease) increase in
net assets resulting from
operations...............     (6,889,238)         (15,507,207)           37,081,381

Changes in net assets from
capital stock transactions:

  Payment of dividend....              0             (184,817)           (3,647,017)
  Purchase of treasury
   stock.................       (338,000)            (530,051)           (2,373,551)
  Proceeds from sale
   of stock..............              0                    0                17,283
  Deemed dividend
   shareholder tax
   credit................       (271,467)          (5,688,896)                    0
  Additional paid in
   capital warrants......              0              109,641                     0
                             -----------         ------------         -------------
Net decrease in net assets
resulting from capital
stock transactions.......       (609,467)          (6,294,123)           (6,003,285)
                             -----------         -------------        -------------

Net (decrease) increase
in net assets............     (7,498,705)         (21,801,330)           31,078,096
                             -----------         -------------        -------------
Net Assets:

  Beginning of the year..     31,833,475            53,634,805           22,556,709
                             -----------         -------------        -------------
  End of the year........    $24,334,770         $  31,833,475        $  53,634,805
                             ===========         =============        =============


                     The accompanying notes are an integral part of these
                              consolidated financial statements.

                 CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2001

                                                Method of    Shares/
                                             Valuation (3)  Principal    Value

Investments in Unaffiliated Companies (10)(11)(12) -- 4.3% of total investments

Private Placement Portfolio (Illiquid) -- 4.3% of total investments

AlphaSimplex Group, LLC (1)(2) --
  Investment advisory firm headed
  by Dr. Andrew W. Lo, holder of
  the Harris & Harris Group Chair
  at MIT...........................................(D)       --    $       784

Exponential Business Development Company
  (1)(2)(5) -- Venture capital
  partnership focused on early stage
  companies
  Limited partnership interest.....................(A)       --        25,000

Informio, Inc. (1)(2)(6)(7) -- Develops
  audio web portal technology --0.86% of
  fully diluted equity
  Series A Convertible Preferred Stock.............(D)    229,364      151,380

Kriton Medical, Inc. (1)(2)(5)(6) --
  Develops ventricular assist devices --
  1.83% of fully diluted equity
  Series B Convertible Preferred Stock.............(A)    476,191    1,000,001

Nantero, Inc. (1)(2)(4)(6) -- Develops a
  high density nonvolatile random access
  memory chip using nanotechnology -- 4.18%
  of fully diluted equity
  Series A Convertible Preferred Stock.............(A)    345,000      489,999
                                                                    ----------
Total Private Placement Portfolio (cost: $2,019,601)................$1,667,164
                                                                    ----------
Total Investments in Unaffiliated Companies
  (cost: $2,019,601)................................................$1,667,164
                                                                    ----------

                   The accompanying notes are an integral
                     part of this consolidated schedule.

      CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2001

                                               Method of    Shares/
                                           Valuation (3)  Principal    Value

Investments in Non-Controlled Affiliated Companies (16)(19) -- 29.4% of total investments

Private Placement Portfolio (Illiquid) -- 29.4% of total investments

Experion Systems, Inc. (1)(2)(6)(8)
  -- Develops and sells software to
  credit unions -- 10.77% of fully
  diluted equity
  Convertible Preferred Stock....................(D)      197,500  $1,100,000

NeuroMetrix, Inc. (1)(2)(5)(6) --
  Develops and sells medical devices
  for monitoring neuromuscular disorders
  -- 13.40% of fully diluted equity
  Series A Convertible Preferred Stock...........(D)      875,000
  Series B Convertible Preferred Stock...........(D)      625,000
  Series C-2 Convertible Preferred Stock.........(D)    1,148,100
  Series E Convertible Preferred.................(D)      266,665   6,708,225

PHZ Capital Partners Limited Partnership
  (2)(9) -- Organizes and manages
  investment partnerships utilizing its
  proprietary algorithms -- 20.0% of
  fully diluted equity
  Limited partnership interest...................(D)          --    2,921,001

Questech Corporation (1)(2)(6) --
  Manufactures and markets proprietary
  metal decorative tiles -- 7.35% of
  fully diluted equity
  Common Stock...................................(B)      646,954
  Warrants at $5.00 expiring 11/15/04............(B)        1,965
  Warrants at $1.50 expiring 11/16/05............(B)        1,250     724,588

Schwoo, Inc. (1)(2)(4) -- Develops
  software that automatically manages
  e-commerce security infrastructure --
  14.88% of fully diluted equity
  Series B Convertible Stock.....................(D)    2,306,194
  Convertible Bridge Loans.......................(D)     $360,250
  Series B Convertible Preferred Warrants........(D)      934,985	    0
                                                                  -----------
Total Private Placement Portfolio (cost: $9,885,933)..............$11,453,814
                                                                  -----------
Total Investments in Non-Controlled Affiliated Companies
(cost: $9,885,933)................................................$11,453,814
                                                                  -----------

                     The accompanying notes are an integral
                       part of this consolidated schedule.

       CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2001

                                                Method of    Shares/
                                            Valuation (3)  Principal     Value

U.S. Government and Agency Obligations -- 66.3% of total investments

  U.S. Treasury Bills -- due
    date 01/03/02...............................(K)    $12,615,000  $12,614,495

  U.S. Treasury Bills -- due
    date 01/10/02...............................(K)    $ 2,000,000  $ 1,999,260

  U.S. Treasury Bills -- due
    date 01/17/02...............................(K)    $   894,000  $   893,374

  U.S. Treasury Bills -- due
    date 02/07/02...............................(K)    $ 3,150,000  $ 3,144,897

  U.S. Treasury Bills -- due
    date 02/14/02...............................(K)    $ 1,700,000  $ 1,696,651

  U.S. Treasury Bills -- due
    date 02/28/02...............................(K)    $   580,000  $   578,422

  U.S. Treasury Bills -- due
    date 03/07/02...............................(K)    $ 1,030,000  $ 1,026,869

  U.S. Treasury Bills -- due
    date 03/21/02...............................(K)    $ 3,870,000  $ 3,855,759
                                                                    -----------

Total Investments in U.S. Government (cost: $25,808,751)............$25,809,727
                                                                    -----------
Total Investments -- 100% (cost: $37,714,285).......................$38,930,705
                                                                    ===========


                     The accompanying notes are an integral
                      part of this consolidated schedule.

CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2001

Notes to Consolidated Schedule of Investments

(1) Represents a non-income producing security. Equity investments that have not paid dividends within the last 12 months are considered to be non-income producing.

(2)    Legal restrictions on sale of investment.

(3) See Footnote to Schedule of Investments for a description of the Methods of Valuation A to L.

(4) Initial investment was made during 2001. The amounts shown on the schedule as cost represent the gross additions in 2001.

(5) No changes in valuation occurred in these investments during the 12 months ended December 31, 2001.

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

(7)    Previously named iPacer Corporation.

(8)    Previously named MyPersonalAdvocate.com, Inc.

(9) Harris Partners I, L.P. owns a 20 percent limited partnership interest in PHZ Capital Partners L.P. The partners of Harris Partners I, L.P. are Harris & Harris Enterprises, Inc. (sole general partner) and Harris & Harris Group, Inc. (sole limited partner). Harris & Harris Enterprises, Inc. is a 100 percent owned subsidiary of Harris & Harris Group, Inc.

(10) Investments in unaffiliated companies consist of investments in which the Company owns less than five percent of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which the Company owns more than five percent but less than 25 percent of the portfolio company. Investments in controlled affiliated companies consist of investments in which the Company owns more than 25 percent of the portfolio company.

(11) The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $2,019,601. The gross unrealized depreciation based on the tax cost for these securities is $353,221. The gross unrealized appreciation based on the tax cost for these securities is $784.

(12) The percentage ownership of each portfolio company disclosed in the Consolidated Schedule of Investments expresses the potential common equity interest in each such portfolio. The calculated percentage represents the amount of the issuer's common stock the Company owns or can acquire as a percentage of the issuer's total outstanding common stock plus common shares reserved for issued and outstanding warrants, convertible securities and stock options.


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

ASSET VALUATION POLICY GUIDELINES

     The Company's investments can be classified into five broad categories for valuation purposes:

        1)  EQUITY-RELATED SECURITIES

        2)  INVESTMENTS IN INTELLECTUAL PROPERTY OR PATENTS OR
            RESEARCH AND DEVELOPMENT IN TECHNOLOGY OR PRODUCT
            DEVELOPMENT

        3)  LONG-TERM FIXED-INCOME SECURITIES

        4)  SHORT-TERM FIXED-INCOME INVESTMENTS

        5)  ALL OTHER INVESTMENTS

     The Investment Company Act of 1940 (the "1940 Act") requires periodic valuation of each investment in the Company's portfolio to determine net asset value of the Company. Under the 1940 Act, unrestricted securities with readily available market quotations are to be valued at the current market value; all other assets must be valued at "fair value" as determined in good faith by or under the direction of the Board of Directors.

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

                           38
     B. Private Market: The private market method uses actual third-party transactions in the company's securities as a basis for valuation, using actual, executed, historical transactions in the company's securities by responsible third parties. The private market method may also use, where applicable, unconditional firm offers by responsible third parties as a basis for valuation.

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

     Harris & Harris Enterprises, Inc. ("Enterprises") is a 100 percent wholly owned subsidiary of the Company. Enterprises holds the lease for the office space, which it subleases to the Company and an unaffiliated party; operates a financial relations and consulting firm; is a partner in Harris Partners I, L.P. and is taxed as a C corporation. Harris Partners I, L.P. is a limited partnership and owns a 20 percent limited partnership interest in PHZ Capital Partners L.P. The partners of Harris Partners I, L.P. are Enterprises (sole general partner) and Harris & Harris Group, Inc. (sole limited partner).

     The Company filed for 1999 to elect treatment as a Regulated Investment Company ("RIC") under Sub-Chapter M of the Internal Revenue Code of 1986 (the "Code") and qualified for the same treatment for 2000 and 2001. There can be no assurance that the Company will qualify as a RIC in subsequent years or that if it does qualify, it will continue to qualify for subsequent years. In addition, even if the Company were to qualify as a RIC for a given year, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a C Corporation, rather than as a RIC. As a RIC, the Company must, among other things, distribute at least 90 percent of its taxable net income and may either distribute or retain its realized net capital gains on investments.

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

     The December 31, 2001 consolidated financial statements include a provision for deferred taxes on the remaining net built-in gains as of December 31, 1998, net of the unutilized operating and capital loss carryforwards incurred by the Company through December 31, 1998.

     These statements also reflect a tax liability on realized net long-term capital gains which the Company intends to retain for liquidity and to fund investment opportunities, rather than distribute to shareholders as a cash distribution. Accordingly, the Company declared a designated undistributed capital gain dividend for the year. (See "Note 6 Income Taxes" and Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Recent Developments -- Sub-Chapter M Status.")

     The Company pays federal, state and local income taxes on behalf of its wholly owned subsidiary, Harris & Harris
Enterprises, which is a C corporation.  (See "Note 6  Income
Taxes.")

     Reclassifications. Certain reclassifications have been made to the December 31, 1998 and December 31, 1999 financial statements to conform to the December 31, 2000 presentation.

     Estimates by Management. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2001 and 2000, and the reported amounts of revenues and expenses for the three years ended December 31, 2001. Actual results could differ from these estimates.

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

     As soon as practicable following the year-end audit, the Board of Directors will determine whether, and if so how much, Qualifying Income exists for a plan year, and 90 percent of the Qualifying Income will be paid out to Plan participants pursuant to the distribution percentages set forth in the Plan. The remaining 10 percent will be paid out after the Company has filed its federal tax return for that year in which Qualifying Income exists. Currently, the distribution amounts for each officer and employee are as follows: Charles E. Harris, 13.790 percent; Mel
P. Melsheimer, 4.233 percent; Helene B. Shavin, 1.524 percent; and Jacqueline M. Matthews, 0.453 percent. If a participant leaves the Company for other than cause, the amount earned will be accrued and may subsequently be paid to such participant.

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

     The Company calculates the Plan accrual at each quarter end based on the realized and unrealized gains at that date, net of operating expenses and income taxes for the year. Any adjustments to the Plan accrual are then reflected in the Consolidated Statements of Operations for that quarter. The Plan accrual is not paid out until the gains are realized. During 2000, the Company, as a result of a net decrease in the unrealized appreciation, decreased the profit-sharing accrual by $4,812,675 and paid out the 1999 profit sharing in the amount of $1,138,551, which decreased the cumulative accrual under the Plan to $3,483,241 at December 31, 2000.

     The amounts payable under the Plan of $2,320,939 for the gains realized during the year ended December 31, 2000 were paid out as follows: 90 percent in February 2001; the remaining 10 percent upon the completion and filing of the Company's 2000 federal tax return. Additionally, during 2001, the Company decreased the profit-sharing accrual by $984,021, bringing the cumulative accrual under the Plan to $178,282 at December 31, 2001.

     On April 26, 2000, the shareholders of the Company approved the performance goals under the Plan in accordance with Section 162(m) of the Code. The Code generally provides that a public company such as the Company may not deduct compensation paid to its chief executive officer or to any of its four most highly compensated officers to the extent that the compensation paid to any such officer/employee exceeds $1 million in any tax year, unless the payment is made upon the attainment of objective performance goals that are approved by the Company's shareholders.

NOTE 4.  CAPITAL TRANSACTIONS

     In 1998, the Board of Directors approved that, effective January 1, 1998, 50 percent of all Directors' fees be used to purchase Company common stock from the Company. However, effective March 1, 1999, the directors may purchase the Company's common stock in the open market, rather than from the Company. During 1999, the Directors bought directly from the Company 5,816 shares.

     On July 14, 1999, the Board of Directors announced a tender offer to purchase up to 1,100,000 shares of its common stock for cash at a price equal to $1.63 per share. A total of 1,080,569 shares were tendered for a total cost, including related expenses of approximately $71,500, of $1,832,831. Of these shares, 1,075,269 were tendered by one shareholder, which tendered all of its holdings.

     On January 27, 2000, the Company placed privately, with an unaffiliated investor, for $3 million in cash, a one-year, 12 percent note with one-year warrants to purchase 25,263 shares of the Company's common stock at $11.8750 per share. Unless the note was prepaid, six months after its issuance, the investor would have received additional one-year warrants to purchase an additional $300,000 worth of the Company's common stock at the then-current market price. During March 2000, with part of the proceeds from the sale of SciQuest.com stock, the Company prepaid the Note. The Company incurred total interest costs of $146,141:
$36,500 in interest paid on the note and $109,641 on warrants. The warrants expired unexercised.

     On October 12, 2000, the Company announced that the Board of Directors had authorized a repurchase program in the open market of up to $2 million of the Company's stock, at the discretion of management. As of December 31, 2001, the Company had repurchased a total of 376,600 shares in the open market, at approximately $2.30 per share, for a total of $868,051.

     Since 1998, the Company has repurchased a total of 1,859,047 of its shares for a total of $3,496,388, including commissions and expenses, at an average price of $1.88 per share. These treasury shares were reduced by the purchases made by the Directors.

     On December 14, 2000, the Company declared a deemed dividend of $1.78 per share for a total of $16,253,987, and in 2001, the Company paid federal income taxes on behalf of shareholders of $0.62 per share for a total of $5,688,896. The Company paid the tax at the corporate rate on the distribution, and the shareholders received a tax credit equal to their proportionate share of the tax paid.

     On January 22, 2002, the Company declared a deemed dividend of $0.0875 per share for a total of $775,620, and in 2002 the Company paid federal income taxes on behalf of shareholders of $0.030625 per share for a total of $271,467. The Company paid the tax at the corporate rate on the distribution, and the shareholders received a tax credit equal to their proportionate share of the tax paid.

     The net of the total deemed dividends declared in 2000 ($16,253,987) and 2001 ($775,620) and the taxes paid on behalf of shareholders in 2000 ($5,688,896) and 2001 ($271,467) is considered to be reinvested by the shareholders; therefore, during 2000 and 2001, additional paid in capital has increased by $10,565,091 and $504,153, respectively.

     The tax character of the 2001 deemed dividend is long-term capital gain.

     As of December 31, 2001, there are no distributable earnings. The difference between the book basis and tax basis components of distributable earnings is attributed to Built-In Gains generated at the time of the Company's qualification as a RIC (see Note 6. "Income Taxes") and after tax earnings that are not required to be distributed.

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

     The Employment Agreement provides for the Company to adopt a supplemental executive retirement plan (the "SERP") for the benefit of Mr. Harris. Under the SERP, the Company will cause an amount equal to one-twelfth of the Mr. Harris's current base salary to be credited each month (a "Monthly Credit") to a special account maintained for this purpose on the books of the Company for the benefit of Mr. Harris (the "SERP Account"). The amounts credited to the SERP Account will be deemed invested or reinvested in such mutual funds or U.S. Government securities as determined by Mr. Harris. The SERP Account will be credited and debited to reflect the deemed investment returns, losses and expenses attributed to such deemed investments and reinvestments. Mr. Harris' benefit under the SERP will equal the balance in the SERP Account and such benefit will always be 100 percent vested (i.e., not forfeitable). Mr. Harris will determine the form and timing of the distribution of the balance in the SERP Account; provided, however, in the event of the termination, the balance in the SERP Account will be distributed to Mr. Harris or his beneficiary, as the case may be, in a lump-sum payment within 30 days of such termination. The Company will establish a rabbi trust for the purpose of accumulating funds to satisfy the obligations incurred by the Company under the SERP. The restricted funds for the SERP Plan total $482,020 as of December
31, 2001. Mr. Harris' rights to benefits pursuant to this SERP will be no greater than those of a general creditor of the Company.

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

     As of January 1, 1989, the Company adopted an employee benefits program covering substantially all employees of the Company under a 401(k) Plan and Trust Agreement. As of January 1, 1999, the Company adopted the Harris & Harris Pension Plan and Trust, a money purchase plan which would allow the Company to stay compliant with the 401(k) top-heavy regulations and deduction limitation regulations. In 2001, Congress enacted the Economic Growth and Tax Relief Reconciliation Act of 2001 which has increased the deduction limits for plans such as the 401(k) Plan. This Act eliminates the need for the Company to maintain two separate plans. Effective December 31, 2001, the Pension Plan merged into the 401(k) Plan, with the 401(k) Plan being the surviving plan. Contributions to the plan are at the discretion of the Company. During 2001, contributions to the plan that have been charged to salaries and benefits totaled approximately $40,000.

     On June 30, 1994, the Company adopted a plan to provide medical and health insurance for retirees, their spouses and dependents who, at the time of their retirement, have ten years of service with the Company and have attained 50 years of age or have attained 45 years of age and have 15 years of service with the Company. On February 10, 1997, the Company amended this plan to include employees who "have seven full years of service and have attained 58 years of age." The coverage is secondary to any government provided or subsequent employer provided health insurance plans. Based upon actuarial estimates, the Company provided an original reserve of $176,520 that was charged to operations for the period ending June 30, 1994. As of December 31, 2001 the Company had a reserve of $385,935 for the plan.

NOTE 6.  INCOME TAXES

     On September 25, 1997, the Company's Board of Directors approved a proposal to seek qualification as a RIC under Sub-Chapter M of the Code. As a RIC, the Company annually must distribute at least 90 percent of its investment company taxable income as a dividend and may either distribute or retain its realized net capital gains from investments. To initially qualify as a RIC, among other requirements, the Company had to pay a dividend to shareholders equal to the Company's cumulative
realized earnings and profits ("E&P").   On April 9, 1998, the
Company declared a one-time cash dividend of $0.75 per share to meet this requirement (for a total of $8,019,728). The cash dividend was paid on May 12, 1998.

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

     A corporation that elects to qualify as a RIC continues to be taxable as a C Corporation on any gains realized within 10 years of its qualification as a RIC from sales of assets that were held by the corporation on the effective date of the election ("C Corporation Assets") to the extent of any gain built into the assets on such date ("Built-In Gain"). The Company had Built-In Gains at the time of its qualification as a RIC. Prior to 1999, the Company incurred ordinary and capital losses from its operations. After the Company's election of RIC status, those losses remained available to be carried forward to subsequent taxable years. Recently issued Internal Revenue Service regulations (issued in temporary and proposed form) confirm that such losses may be used to offset realized Built-In Gains and, to the extent so used, to eliminate C Corporation taxation of such gains. Notwithstanding any such offset, however, the new regulations also provide that all realized Built-In Gains (calculated without regard to the offset, but net of any C Corporation tax imposed on the Built-In Gains after application of the offset) must be included in calculating a RIC's investment company taxable income or net capital gains, as the case may be, and therefore appear to require that such Built-In Gains must be distributed to avoid Sub-Chapter M taxation of such investment company taxable income or net capital gains (and, in the case of any Built-In Gains that are includible in investment company taxable income, possible loss of RIC status).
 The Company has previously used loss carryforwards to offset Built-In Gains. As of January 1, 2002, the Company had $501,640 of loss carryforwards remaining and $4,663,457 of unrealized Built-In Gains.

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

     To the extent that the Company retains capital gains, and declares a deemed dividend to shareholders, the dividend is taxable to the shareholders. The Company would pay tax, at the corporate rate, on the distribution, and the shareholders would receive a tax credit equal to their proportionate share of the tax paid. The Company took advantage of this rule for 2000 and 2001. Accordingly, the Company's financial statements for 2000 and 2001 include a tax liability of $5,709,884 and $290,748, respectively. The taxes paid by the Company's shareholders as a result of its deemed dividend declaration for 2000 ($5,688,896) and 2001 ($271,467) are reflected as a deduction to the additional paid-in capital in the Company's Consolidated Statement of Assets and Liabilities rather than an expense in the Consolidated Statement of Operations.

     The Company also realized short-term capital gains of approximately $2,111,865 in 2000, primarily on sales of shares of Alliance Pharmaceutical Corp. The Company offset the realized short-term gain with 2000 expenses and neither owed federal income taxes on the gain nor was required to distribute any portion of this gain to shareholders.

     For the years ended December 31, 2001, 2000 and 1999, the
Company's income tax (benefit) expense was allocated as follows:

                                    2001       2000          1999

Investment operations           $      0  $       0   $         0

Realized loss on investments     118,415    101,435     2,361,044

Decrease in unrealized
appreciation on investments      (90,464)  (153,304)   (1,627,074)
                               ---------- ---------   -----------
Total income tax (benefit)
expense                        $  27,951  $ (51,869)  $   733,970
                               =========  =========   ===========

     The above tax (benefit) expense consists of the following:

                                    2001        2000         1999

Current                       $  118,415  $  101,435   $2,361,044

Deferred -- Federal              (90,464)   (153,304)  (1,627,074)
                              ----------  ----------   ----------
Total income tax (benefit)
expense                       $   27,951  $  (51,869)  $  733,970
                              ==========  ==========   ==========


     The Company's net deferred tax liability at December 31, 2001 and 2000 consists of the following:

                                                2001         2000

Unrealized appreciation on investments    $1,540,044   $1,630,506

Net operating and capital loss
carryforward                                (175,574)    (266,036)
                                          ----------   ----------
Net deferred income tax liability         $1,364,470   $1,364,470
                                          ==========   ==========

NOTE 7.  COMMITMENTS AND CONTINGENCIES

     During 1993, the Company signed a ten-year lease with sublet provisions for office space. In 1995, this lease was amended to include additional office space. During 1999, the Company sublet this additional space to an unaffiliated party. Rent expense under this lease for the year ended December 31, 2001 was $178,561. Future minimum lease payments in each of the following years are: 2002 -- $178,561; 2003 -- $101,946.

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

NOTE 8.  ASSET ACCOUNT LINE OF CREDIT

     On November 19, 2001, the Company established an asset account line of credit of up to $12,700,000. The asset account line of credit is secured by the Company's government agency securities. Under the asset account line of credit, the Company may borrow up to 95 percent of the current value of its government agency securities. The Company's outstanding balance under the asset line of credit at December 31, 2001 was $12,495,777. The asset line of credit bears interest at a rate of the Broker Call Rate plus 50 basis points. On January 3, 2002, the Company repaid the entire outstanding balance under the asset line of credit.

NOTE 9.  SUBSEQUENT EVENTS

     On January 3, 2002, the Company paid the balance due on the credit line of $12,495,777.

     On January 29, 2002, the Company invested an additional
$100,000 in Series B preferred stock of Experion Systems, Inc.

     On February 12, 2002, the Company announced that it had purchased for $700,000 a Series A preferred stock which represented an approximate 15 percent fully diluted equity interest in Nanopharma Corp. Nanopharma is a privately held company spun off from Massachusetts General Hospital.

Nanopharma, which is based in Massachusetts, is a research company founded to develop advanced drug delivery systems based on patented technology.

     On February 20, 2002, Schwoo, Inc. filed for Chapter 7 bankruptcy. The Company wrote off its investment in Schwoo in 2001.

      On March 7, 2002, the Company invested approximately
$625,000 in Series A-1 preferred stock of a privately held company engaged in the production of nanoscale components based on patented technolgoy. Under certain conditions, the Company will be obligated to invest an additional
$375,000 in the Series A-1 preferred.

     On March 8, 2002, the Company invested $1,000,000 in Series D preferred stock of privately held NEO Photonics Corporation. NEO Photonics has developed patented technology that enables the manufacture of unique nanoscale optical compositions for the telecommunications industry.

     On March 8, 2002, the Company announced that its Board of
Directors has expanded its size from eight to nine and has elected Kelly S. Kirkpatrick, a consulting materials scientist, as a member of its board of directors.

     On March 22, 2002, the Company announced that its Board of
Directors has expanded its size from nine to ten and has elected
Lori D. Pressman, a business consultant, as a member of its board of directors.

                            SELECTED PER SHARE DATA AND RATIOS

Per share operating performance:

                           Year Ended   Year Ended   Year Ended   Year Ended   Year Ended
                             December     December     December     December     December
                              31,2001     31, 2000     31, 1999     31, 1998     31, 1997
                           ----------   ----------   ----------   ----------   ----------

Net asset value,
beginning of period       $      3.51  $      5.80  $      2.13  $      3.15  $      3.44

Net operating
  income (loss)                 (0.06)        0.37        (1.04)       (0.26)       (0.14)
Net realized gain (loss)
  on investments                 0.14         2.09         0.93        (0.16)       (0.19)
Net (decrease) increase
  in unrealized
  appreciation as
  a result of sales              0.45        (2.35)       (0.46)        0.11        (0.17)
Net decrease (increase)
  in unrealized
  appreciation on
  investments held              (1.30)       (1.82)        4.58         0.05         0.26
Net decrease as a result
  of cash dividend               0.00        (0.02)       (0.35)       (0.75)         0.0
Net decrease as a result
  of deemed dividend            (0.03)       (0.62)        0.00         0.00         0.00
Net increase (decrease)
  from capital stock
  transactions                   0.04         0.06         0.01        (0.01)       (0.05)
                           ----------  -----------  -----------  -----------  -----------
Net asset value, end
  of period*               $     2.75  $      3.51  $      5.80  $      2.13  $      3.15
                           ==========  ===========  ===========  ===========  ===========
Cash dividends paid
  per share                $     0.00  $      0.02  $      0.35  $      0.75  $      0.00

Deemed dividend per share  $   0.0875  $      1.78  $      0.00  $      0.00  $      0.00

Market value per share,
  end of period            $     1.90  $    2.4375  $     11.50  $      1.50  $      3.50


Total income tax
  liability per share      $     0.18  $      0.78  $      0.16  $      0.09  $      0.06


Ratio of expenses to
  average net assets             3.45%       (6.21)%      34.08%        10.9%        9.1%

Ratio of net operating
  gain (loss) to
  average net assets            (1.75)%       52.7%       (3.50)%      (10.4)%      (4.5)%


Investment return based on:
Stock price                     (22.1)%      (78.8)%      666.7%       (45.5)%      (6.7)%
Net asset value                 (21.7)%      (39.5)%      188.7%        (8.3)%      (8.4)%


Portfolio turnover               9.00%       20.56%       53.54%       19.71%       77.2%


Net assets, end of period  $24,334,770 $31,833,475  $53,634,805  $22,556,709 $33,654,934


Number of shares
outstanding                  8,864,231   9,064,231    9,240,831   10,591,232  10,692,971


*Reflects the decline in net asset value as a result of the $0.02 dividend paid in 2000, the $0.35 dividend paid in 1999 and the $0.75 dividend paid in 1998.

          The accompanying notes are an integral part of this schedule.

Item 9.	Changes in and Disagreements With Accountants on Accounting
and Financial Disclosure

     On February 26, 2002, the Company appointed the accounting firm of PricewaterhouseCoopers LLP as independent public accountants for the Company for the fiscal year ending December 31, 2002. Arthur Andersen LLP will be dismissed effective upon completion of the December 31, 2001 audit. The decision to change accountants was approved by the Company's Audit Committee and is subject to ratification by its stockholders.

     In connection with its audits for the two most recent fiscal years, (1) there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, auditing scope or procedure, whereby such disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused them to make reference thereto in their report on the financial statements for such years; and (2) there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

     The reports of Arthur Andersen on the financial statements of the Company for the past two years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

     The Company has not consulted with PricewaterhouseCoopers LLP during the last two years or subsequent interim periods on either the application of accounting principles to a specified transaction either completed or proposed or the type of audit opinion PricewaterhouseCoopers LLP might issue on the Company's financial statements.

     The Company requested that Arthur Andersen furnish a letter addressed to the Securities and Exchange Commission stating whether or not Arthur Andersen agrees with the above statements.
 A copy of such letter to the SEC, dated March 1, 2002, was filed as Exhibit 16.1 to the Form 8-K filed with the SEC on March 1, 2002.

                              PART III

Item 10.  Directors and Executive Officers of the Company

Executive Officers

     Set forth below is certain information with respect to the executive officers of the Company:

     Charles E. Harris, Chairman and Chief Executive Officer. For additional information about Mr. Harris, please see the Directors' biographical information section.

     Mel P. Melsheimer, age 62, has served as President, Chief Operating Officer and Chief Financial Officer since February 1997, Chief Compliance Officer since February 2001 and Treasurer since July 2001. Previously, Harris & Harris Group utilized Mr. Melsheimer as a nearly full-time consultant or officer of a portfolio company since March 1994. Mr. Melsheimer has had extensive entrepreneurial experience as well as senior operational and financial management responsibilities with publicly and privately owned companies. From November 1992 to February 1994, he served as Executive Vice President, Chief Operating Officer and Secretary of Dairy Holdings, Inc. From June 1991 to August 1992, he served as President and Chief Executive Officer of Land-O-Sun Dairies as well as Executive Vice President of Finevest Foods, Inc. From March 1989 to May 1991, he served as Vice President, Chief Financial Officer and Treasurer of Finevest Foods, Inc. From January 1984 to February 1989, he served as Chairman, Chief Executive Officer and Founder of PHX Pacific, Inc. and from August 1987 to February 1989 President, Chief Executive Officer and Founder of MPM Capital Corp. From January 1981 to December 1983, he served as Executive Vice President and Chief Operating Officer of AZL Resources.
From November 1975 to December 1980, he served as Executive Vice President and Chief Financial Officer of AZL Resources. From January 1968 to November 1975, he served in a financial capacity before becoming Vice President and Chief Financial Officer of Pepsi-Cola Company, PepsiCo, Inc., in 1972. He was graduated from the University of Southern California (MBA) and Occidental College (B.A.).

     Helene B. Shavin, age 48, has served as Vice President and Controller since November 2001. From 1986 to 2000, Ms. Shavin was employed at Citicorp Venture Capital Ltd. She was a Vice President at Citicorp Venture Capital from 1999 to 2000. From 1984 to 1986, she was employed by KPMG Peat Marwick as a Senior Accountant. Ms. Shavin was graduated from Queens College (B.A.) and Baruch College (MBA) and is a certified public accountant.

     Susan T. Harris, 57, has been employed by Harris & Harris Enterprises, Inc. since July 1999, working primarily in financial public relations. Since July 2001, she has served as its Secretary and Treasurer. Harris & Harris Enterprises, Inc. is a wholly owned subsidiary of Harris & Harris Group, Inc. engaged in financial services. Also since July 2001, Ms. Harris has served as Secretary of Harris & Harris Group, Inc. She has been an investor relations consultant since 1972, operating as a sole proprietor prior to 1999. From 1966 to 1972, she was a securities analyst with several securities firms, including Eastman Dillion, Union Securities, Inc., where she was Vice President and Senior Consumer Products Analyst. She was graduated from Wellesley College with a B.A. in economics. Ms. Harris's husband serves as the Chairman and Chief Executive Officer of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10 percent of the Company's common stock, to file reports (including a year-end report) of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and to furnish the Company with copies of all reports filed.

     Based solely on a review of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that all persons who were subject to Section 16(a) in 2001 complied with the filing requirements.

Directors

Independent Directors

     Dr. C. Wayne Bardin, age 67, was elected to the Company's Board of Directors in 1994. He is currently President of Thyreos Corp., a privately held, start-up pharmaceutical company. From 1978 through 1996, Dr. Bardin was Vice President of The Population Council. His recent professional appointments have included: Professor of Medicine, Chief of the Division of Endocrinology, The Milton S. Hershey Medical Center of Pennsylvania State University; and Senior Investigator, Endocrinology Branch, National Cancer Institute. Dr. Bardin also serves as a consultant to several pharmaceutical companies. He has directed basic and clinical research leading to over 500 publications and patents. He has negotiated 15 licensing and manufacturing agreements. He has directed clinical R&D under 18 investigational new drug applications filed with the U.S. FDA. Dr. Bardin has been appointed to the editorial boards of 15 journals. He has also served on national and international committees and boards for National Institute of Health, World Health Organization, The Ford Foundation, and numerous scientific societies. Dr. Bardin received a B.A. from Rice University; an M.S. and M.D. from Baylor University and a Doctor Honoris Causa from the University of Caen, the University of Paris, and the University of Helsinki.

     Dr. Phillip A. Bauman, age 46, was elected to the Company's Board of Directors in 1998. Dr. Bauman is an orthopedic surgeon who is in practice in New York City and has held an academic appointment at Columbia University since 1988. He is a principal and Vice President of Orthopedic Associates of New York since 1994. He holds bachelor's and master's degrees in biology from Harvard University and a medical degree from Columbia University. Dr. Bauman was elected a fellow of the American Academy of Orthopedic Surgeons in 1991, is affiliated with the New York Academy of Medicine and is on the advisory board of a medical research foundation.

     G. Morgan Browne, age 67, was elected to the Company's Board of Directors in 1992. Since January 1, 2001, Mr. Browne has been the Chief Financial Officer and from 1985-2000 was the Administrative Director of the Cold Spring Harbor Laboratory, a private not-for-profit institution that conducts research and education programs in the fields of molecular biology and genetics. In prior years, he was active in the management of numerous scientifically based companies as an officer, as an individual consultant and as an associate of Laurent Oppenheim Associates, Industrial Management Consultants. He is a director of OSI Pharmaceuticals, Inc. (a publicly held company principally engaged in drug discovery based on gene transcription), a founding director of the New York

Biotechnology Association, and a founding director of the Long
Island Research Institute. He is a graduate of Yale University and attended New York University Graduate School of Business.

     Harry E. Ekblom, age 74, was elected to the Company's Board of Directors in 1984. Mr. Ekblom is an investor. He is former Chairman and CEO of European American Bank and former Vice Chairman of A.T. Hudson & Co. Inc. He is a graduate of Columbia College and the New York University School of Law, a member of the New York Bar, and holds honorary degrees from Hofstra University and Pace University.

     Dugald A. Fletcher, age 72, was elected to the Company's Board of Directors in 1996. Mr. Fletcher has been President of Fletcher & Company, Inc., a management consulting firm, for the past five years. He was also Chairman of Binnings Building Products Company, Inc. until the end of 1997, and is a Trustee of the Gabelli Growth Fund and a Director of the Gabelli Convertible Securities Fund. His previous business appointments include: advisor to Gabelli/Rosenthal LP, a leveraged buyout fund; Chairman of Keller Industries (building and consumer products); Director of and investor in Mid-Atlantic Coca-Cola Bottling Company; Senior Vice President of Booz-Allen & Hamilton and President of Booz-Allen Acquisition Services; Executive Vice President and a Director of Paine Webber, Inc.; and President of Baker, Weeks and Co., Inc., a New York Stock Exchange member firm. He is a graduate of Harvard College and of Harvard Business School.

     Kelly S. Kirkpatrick, age 35, was elected to the Company's Board of Directors in March 2002. Ms. Kirkpatrick is a consulting materials scientist. From 2000 to 2002, she served in the Office of the Executive Vice Provost of Columbia University as Director, Columbia Nanotechnology Initiative and Director for Research and Technology Initiatives. From 1998 to 2000, she served in the White House Office of Science and Technology Policy as a Senior Policy Analyst, where her responsibilities for the National Nanotechnology Initiative included managing representatives from six federal agencies in strategies research and development plan, implementation plan and a $495 million budget, organizing the Presidential review panel and co-writing the panel report. From 1997 to 1998, she was a Science Policy Coordinator for Sandia National Laboratories. From 1995 to 1996, she served in the Office of Senator Joseph J. Lieberman as Legislative Assistant, Congressional Science and Engineering Fellow. She is a graduate of the University of Richmond and received her Ph.D. in Materials Science and Engineering from Northwestern University.

     Glenn E. Mayer, age 76, has been a director of the Company since 1981. In May 2001, Mr. Mayer re-joined Jesup & Lamont Securities Corporation as Senior Vice President. From December 1991 until May 2001, Mr. Mayer was a Senior Vice President of Reich & Company, a division of Fahnestock & Company, Inc., a member firm of the New York Stock Exchange. For 15 years prior to that, he was employed by Jesup & Lamont Securities Co. and its successor firms, in the Corporate Finance department. Mr. Mayer is a graduate of Indiana University.

     Lori D. Pressman, age 44, was elected to the Company's Board of Directors in March 2002. Ms. Pressman, a self-employed business consultant, provides advisory services to start-ups and venture capital companies. Among other projects for Harris & Harris Group, she has served as a consultant to the Company in its due diligence work on Nantero, Inc., Nanopharma Corp. and NEO Photonics Corporation. From September 1989 to July 2000, she was employed by the Massachusetts Institute of Technology in the Technology Licensing Office, serving as Technology Licensing Officer from 1989 to 1995 and Assistant Director from 1996 to 2000. From September 1984 to September 1989, she was Senior Development Engineer at Lasertron, Inc.
From November 1983 to September 1984, she was employed by the American Lung Association. From 1980 to 1982, she was a Member of Solid State Materials Research Laboratory at
Bell Laboratories. She is Chair of the Survey Statistics and Metrics Committee of the Association of University Technology Managers for which she edited the recent report on Academic Technology Transfer of 190 U.S. and Canadian Institutions. Ms. Pressman was graduated from the Massachusetts Institute of Technology, Physics (S.B.), and the Columbia School of Engineering (MSEE).

     James E. Roberts, age 56, was elected to the Company's Board of Directors in 1995. Since October 1999, Mr. Roberts has been Chairman and Chief Executive Officer of The Insurance Corporation of New York, Dakota Specialty Insurance Company, and ReCor Insurance Company Inc., all of which are members of Trenwick Group, Ltd. In addition, since March 2000, Mr. Roberts has been Chairman of and Chief Executive Officer of Chartwell Insurance Company, also a member of Trenwick Group, Ltd. From October 1999 to March 2000, he served as Vice Chairman of Chartwell Reinsurance Company. Prior to assuming his present positions, Mr. Roberts was Vice Chairman of Trenwick America Reinsurance Corporation from May 1995 to March 2000. Mr. Roberts is a graduate of Cornell University.

Interested Director

     Charles E. Harris, age 59, has been a director of the Company and Chairman of its Board of Directors since April 1984. He has served as Chief Executive Officer of the Company since July 1984. He has served as a director, trustee, control person, chairman and/or chief executive officer of various publicly and privately held corporations and not-for-profit institutions. Prior to 1984, he was Chairman of Wood, Struthers and Winthrop Management Corp., the investment advisory subsidiary of Donaldson, Lufkin & Jenrette. He was a member of the Advisory Panel for the Congressional Office of Technology Assessment. He is a member of the New York Society of Security Analysts. Among his eleemosynary activities, he is currently a Trustee of, and a member of the President's Council of, the Cold Spring Harbor Laboratory; a Trustee of the Nidus Center, a life sciences business incubator in St. Louis, Missouri; and a life-sustaining fellow of the Massachusetts Institute of Technology and a shareholder of its Entrepreneurship Center. He was graduated from Princeton University (A.B., 1964) and Columbia University Graduate School of Business (MBA, 1967). Mr. Harris is an "interested person" of the Company, as defined in the Investment Company Act of 1940, as a beneficial owner of more than five percent of the Company's stock, as a control person and as an officer of the Company. In addition, Mr. Harris' wife

                           56

serves as the Company's Secretary and is employed by Harris &
Harris Enterprises, Inc., a wholly owned subsidiary of the Company.

     Set forth below is the dollar range of equity securities beneficially owned by each director as of March 12, 2002.


                                Dollar Range of Equity
Name of Director         Securities Beneficially Owned (1)(2)
---------------------    ------------------------------------

Dr. C. Wayne Bardin               $10,001 - $50,000
Dr. Phillip A Bauman              $10,001 - $50,000
G. Morgan Browne                  $10,001 - $50,000
Harry E. Ekblom                   $10,001 - $50,000
Dugald A. Fletcher                $10,001 - $50,000
Glenn E. Mayer                    Over $100,000
James E. Roberts                  $10,001 - $50,000
Charles E. Harris (3)             Over $100,000

(1) Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Securities Exchange Act of 1934.

(2)  The dollar ranges are: None, $1-$10,000, $10,001-$50,000,
$50,001-$100,000.

(3) Denotes an individual who is an "interested person" as defined in the Investment Company Act of 1940.


Item 11.	Executive Compensation

Executive Compensation

Summary Compensation Table

   The following table sets forth a summary for each of the last three years of the cash and non-cash compensation awarded to, earned by, or paid to the Chief Executive Officer of the Company and the other executive officers of the Company for the year ended December 31, 2001.


                                   Annual Compensation
                            --------------------------------
Name and Principal                              Other Annual    All Other
Position             Year   Salary    Bonus     Compensation    Compensation
                             ($)      ($)(1)      ($)(2)          ($)(3)
------------------   ----   ------   ---------  ------------    ------------

Charles E.  Harris   2001   215,510          0     48,453         232,000
Chairman, CEO (4)    2000   208,315  1,600,287     43,267         224,805
                     1999   202,980    785,031     40,674          63,422

Mel P. Melsheimer    2001   243,869          0      - -            10,500
President, COO, CFO, 2000   235,727    491,227      - -            10,500
Treasurer & Chief    1999   229,690    240,974      - -            10,000
Compliance Officer

Helene B. Shavin     2001    13,333      - -        - -             1,867
Controller

Susan T. Harris      2001    12,376      - -        - -             1,578
Secretary

(1) For 1999 and 2000, these amounts represent the actual amounts earned for the years ended December 31, 1999 and December 31, 2000 and paid out in 2000 and 2001, respectively. The Harris & Harris Group Employee Profit-Sharing Plan is described in Employee Benefits.

(2)  Other than Mr. Harris, amounts of "Other Annual
Compensation" earned by the named executive officers for the periods presented did not meet the threshold reporting requirements.

(3) Except for Mr. Harris, amounts reported represent the Company's contributions on behalf of the named executive to the Harris & Harris Group, Inc. 401(k) Plan described below. Mr. Harris's 2001 "All Other Compensation" consists of:
$10,500 401(k) Plan employer contribution; $215,510 for his 2001 SERP contribution; and $5,990 in life insurance premiums for the benefit of his beneficiaries.

(4) Mr. Harris has an employment agreement which is discussed below under "Employment Agreement."

Employment Agreement

     On October 19, 1999, Charles E. Harris signed an Employment Agreement with the Company (the "Employment Agreement"), which superseded an employment agreement that was about to expire on December 31, 1999. The Employment Agreement expires on December 31, 2004 ("Term"); provided, on January 1, 2000 and on each day thereafter, the Term extends automatically by one day unless at any time the Company or Mr. Harris, by written notice, decides not to extend the Term, in which case the Term will expire five years from the date of the written notice.

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

     The Employment Agreement provides severance pay in the event of termination without cause or by constructive discharge as discussed below and also provides for certain death benefits payable to the surviving spouse equal to the executive's base salary for a period of two years.

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

SERP

     The Employment Agreement provides for the Company to adopt a supplemental executive retirement plan (the "SERP") for the benefit of Mr. Harris. Under the SERP, the Company will cause an amount equal to one-twelfth of Mr. Harris's current base salary to be credited each month (a "Monthly Credit") to a special account maintained for this purpose on the books of the Company for the benefit of Mr. Harris (the "SERP Account"). The amounts credited to the SERP Account will be deemed invested or reinvested in such mutual funds or U.S. Government securities as determined by Mr. Harris. The SERP Account will be credited and debited to reflect the deemed investment returns, losses and expenses attributed to such deemed investments and reinvestments. Mr. Harris's benefit under the SERP will equal the balance in the SERP Account and such benefit will always be 100 percent vested (i.e., not forfeitable). Mr. Harris will determine the form and timing of the distribution of the balance in the SERP Account; provided, however, in the event of the termination, the balance in the SERP Account will be distributed to Mr. Harris or his beneficiary, as the case may be, in a lump-sum payment within 30 days of such termination. The Company established a rabbi trust for the purpose of accumulating funds to satisfy the obligations incurred by the Company under the SERP. During 2001, the Company accrued $215,510 in accordance with this provision of the SERP increasing the cumulative accrual to $482,020 as of December 31, 2001. Mr. Harris's rights to benefits pursuant to this SERP will be no greater than those of a general creditor of the Company.

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

Compensation of Directors


                                       Pension Or
                                       Retirement
                                       Benefits     Estimated
                                       Accrued      Annual        Total
                                       As Part Of   Benefits      Compensation
                        Aggregate      Company's    Upon          Paid To
Name of Director       Compensation    Expenses     Retirement    Directors
-------------------    ------------    ----------   ----------    ------------

Dr. C. Wayne Bardin      $13,000        - -           - -         $13,000
Dr. Phillip A. Bauman    $11,000        - -           - -         $11,000
G. Morgan Browne         $14,172 (1)    - -           - -         $14,172
Harry E. Ekblom          $12,875 (2)    - -           - -         $12,875
Dugald A. Fletcher       $14,000        - -           - -         $14,000
Glenn E. Mayer           $11,000        - -           - -         $11,000
James E. Roberts         $14,000        - -           - -         $14,000

(1) Includes $172 paid to Mr. Browne to reimburse him for travel expenses to attend Board meetings.

(2) Includes $1,875 paid to Mr. Ekblom to reimburse him for travel expenses to attend Board meetings.


     Effective June 18, 1998, directors who were not officers of the Company received $1,000 for each meeting of the Board of Directors and $1,000 for each committee meeting they attended in addition to a monthly retainer of $500. Prior to June 18, 1998, the directors were paid $500 for Committee meetings and no monthly retainer. The Company also reimburses its directors for travel, lodging and related expenses they incur in attending Board and committee meetings. The total compensation and reimbursement for expenses paid to all directors in 2001 was $90,047.

     In 1998, the Board of Directors approved that effective January 1, 1998, 50 percent of all Director fees be used to purchase Company common stock from the Company. However, effective on March 1, 1999, the Directors began purchasing the Company's common stock in the open market, rather than from the Company. During 2000 and 2001, the Directors bought a total of 15,818 and 7,944 shares in the open market, respectively.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security ownership of Directors and Executive Officers and other principal holders of the Company's voting securities

     The following table sets forth certain information with respect to beneficial ownership (as that term is defined in the rules and regulations of the Securities and Exchange Commission) of the Company's common stock as of March 12, 2002 by (1) each person who is known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, (2) each director of the Company, (3) each current executive officer listed in the Summary Compensation Table and (4) all directors and executive officers of the Company as a group. Except as otherwise indicated, to the Company's knowledge, all shares are beneficially owned and investment and voting power is held as stated by the persons named as owners. At this time, the Company is unaware of any shareholder owning five percent or more of the outstanding shares of common stock other than the ones noted below.

Name and Address of                  Number of Shares
Beneficial Owner                  of Common Stock Owned   Percent of Class
------------------------------    ---------------------   ----------------

Charles E. and Susan T. Harris          791,919 (1)           8.93%
One Rockefeller Plaza,
Suite 1430
New York, NY 10020


Dr. C. Wayne Bardin                      15,711 (2)             *

Dr. Phillip A. Bauman                    16,686 (3)             *

G. Morgan Browne                         25,629                 *

Harry E. Ekblom                          13,542                 *

Dugald A. Fletcher                        7,335                 *

Glenn E. Mayer                           83,000 (4)             *

Mel P. Melsheimer                        35,000 (5)             *

James E. Roberts                          9,235                 *

Helene B. Shavin                           --                   *

All Directors and Executive
Officers as a group (10
persons)                                998,057              11.26%

*Less than one percent of issued and outstanding stock.

(1) Includes 783,419 shares for which Mrs. Harris has sole power to vote and dispose of; 8,500 shares for which Mr. Harris has sole power to vote and dispose of.

(2)  Includes 2,840 shares owned by Bardin LLC for the Bardin LLC
Profit-Sharing Keogh.

(3) Includes 5,637 shares owned by Ms. Milbry C. Polk, Dr. Bauman's wife; 100 shares owned by Adelaide Polk-Bauman, daughter; 100 shares owned by Milbry Polk-Bauman, daughter; 100 shares owned by Mary Polk-Bauman, daughter. Ms. Milbry C. Polk is the custodian for the accounts of the three children.

(4)  Includes 2,000 shares owned by Mrs. Mayer.

(5) 10,000 shares are held jointly by Mel P. Melsheimer and his wife.

Item 13.  Certain Relationships and Related Transactions

     There were no relationships or transactions within the meaning of this item during the year ended December 31, 2001.

                                61

PART IV

Item 14. Exhibits, Consolidated Financial Statements, Schedules and Reports on Form 8-K

(a)   The following documents are filed as a part of this report:

      (1) Listed below are the financial statements which are filed as part of this report:

           o Consolidated Statements of Assets and Liabilities as of December 31, 2001 and 2000;

           o Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999;

           o Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999;

           o Consolidated Statements of Changes in Net Assets for the years ended December 31, 2001, 2000 and 1999;

           o   Consolidated Schedule of Investments as of December 31,
               2001;

           o   Footnote to Consolidated Schedule of Investments;

           o   Notes to Consolidated Financial Statements; and

           o Selected Per Share Data and Ratios for the years ended December 31, 2001, 2000, 1999, 1998 and 1997.

      (2) No financial statement schedules are required to be filed herewith because (i) such schedules are not required or (ii) the information has been presented in the above financial statements.

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

     9.1 Harris & Harris Group, Inc. Custodian Agreement with JP Morgan, incorporated by reference to Exhibit 9.1 to the Company's Form 10-K for the year ended December 31,
              1995.

                                          63


     10.1 Severance Compensation Agreement by and between the Company and Charles E. Harris dated August 15, 1990, incorporated by reference as exhibit 10 (s) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

     10.2 Form of Indemnification Agreement which has been established with all directors and executive officers of the Company, incorporated by reference as Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 1995.

     10.3 Employment Agreement Between Harris & Harris Group, Inc. and Charles E. Harris, dated October 19, 1999, incorporated by reference as Exhibit (C) to the Company's Form 8-K filed on October 27, 1999.

     10.4 Deferred Compensation Agreement Between Harris & Harris Group, Inc. and Charles E. Harris, incorporated by reference as Exhibit 10.19 to the Company's Form 10-K for the year ended December 31, 1999.

     10.5     Trust Under Harris & Harris Group, Inc. Deferred
              Compensation Agreement, incorporated by reference as
              Exhibit 10.20 to the Company's Form 10-K for the year ended December 31, 1999.

     10.6     Harris & Harris Group, Inc. Employee Profit-Sharing
              Plan, incorporated by reference as Exhibit 10.22 to the Company's Form 10-K for the year ended December 31,
              1999.

     10.7     Harris & Harris Group, Inc. Directors Stock Purchase
              Plan 2001.

     11.0*    Computation of Per Share Earnings is set forth under
              Item 8.

     23*      Consent of Arthur Andersen LLP.

     99.1*    Letter to SEC Regarding Arthur Andersen LLP


(b)   Reports on Form 8-K.  None


*Exhibits attached.

                                         63


                                     SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HARRIS & HARRIS GROUP, INC.


Date: March 21, 2002	               By:/s/ Charles E. Harris
                                       ---------------------------
                                       Charles E. Harris
                                       Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Signatures              Title                               Date


/s/ Charles E. Harris   Chairman of the Board          March 21, 2002
--------------------    and Chief Executive Officer
Charles E. Harris

/s/ Mel P. Melsheimer   President, Chief Operating     March 21, 2002
---------------------   Officer, Chief Financial Officer,
Mel P. Melsheimer       Treasurer and Chief Compliance
                        Officer

/s/ Helene B. Shavin    Vice President and Controller  March 21, 2002
--------------------
Helene B. Shavin

/s/ C. Wayne Bardin     Director                       March 21, 2002
--------------------
C. Wayne Bardin


/s/ Phillip A. Bauman   Director                       March 21,2002
---------------------
Phillip A. Bauman

                                      64


/s/ G. Morgan Browne    Director                       March 21, 2002
---------------------
G. Morgan Browne


/s/ Harry E. Ekblom     Director                       March 21, 2002
--------------------
Harry E. Ekblom


/s/ Dugald A. Fletcher  Director                       March 21, 2002
----------------------
Dugald A. Fletcher


/s/ Glenn E. Mayer      Director                       March 21, 2002
----------------------
Glenn E. Mayer


/s/ James E. Roberts    Director                       March 22, 2002
----------------------
James E. Roberts


                                      65



                                  EXHIBIT INDEX

     The following exhibits are filed with this report in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit No.    Description


11.0    Computation of Per Share Earnings is set forth under Item 8.

23      Consent of Arthur Andersen LLP.

99.1    Letter to SEC Regarding Arthur Andersen LLP.



                                       66