Form 10-Q
period 2002-03-31
HARRIS & HARRIS GROUP INC /NY/
filed 2002-05-15
CIK 893739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549

                                    Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

              For quarterly period ended March 31, 2002

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________ to _____________

                     Commission File Number: 0-11576


                      HARRIS & HARRIS GROUP, INC.
--------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

New York                                               13-3119827
--------------------------------------------------------------------
(State or other jurisdiction of	                  (IRS Employer
 incorporation or organization)	                 Identification No.)

One Rockefeller Plaza, Rockefeller Center, New York, New York  10020
--------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

                                (212) 332-3600
--------------------------------------------------------------------
         (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  	 [ x ]	No     [    ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	Class	                             Outstanding at May 4, 2002
-----------------------------------------------------------------------
Common Stock, $0.01 par value per share	           8,864,231 shares



                          Harris & Harris Group, Inc.
                           Form 10-Q, March 31, 2002

                               TABLE OF CONTENTS

                                                           Page Number
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial  Statements....................   1

Consolidated Statements of Assets and Liabilities.............   2

Consolidated Statements of Operations.........................   3

Consolidated Statements of Cash Flows.........................   4

Consolidated Statements of Changes in Net Assets..............   5

Consolidated Schedule of Investments..........................   6

Notes to Consolidated Financial Statements....................  13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................  20

Financial Condition...........................................  21

Results of Operations.........................................  22

Liquidity and Capital Resources...............................  23

Risk Factors..................................................  24

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk..........................................  30

PART II  OTHER INFORMATION

Item 1.	Legal Proceedings.....................................  32
Item 2.	Changes in Securities and Use of Proceeds.............  32
Item 3.	Defaults Upon Senior Securities.......................  32
Item 4.	Submission of Matters to a Vote of Security Holders...  32
Item 5.	Other Information.....................................  32
Item 6.	Exhibits and Reports on Form 8-K......................  33

Exhibit Index.................................................  34
Signature.....................................................  34


                        Harris & Harris Group, Inc.
                        Form 10-Q, March 31, 2002



PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

	The information furnished in the accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented.

	On June 30, 1994, shareholders of Harris & Harris Group, Inc. (the "Company") approved a proposal to allow the Company to make an election to become a Business Development Company ("BDC") under the amended Investment Company Act of 1940. The Company made such election on July 26, 1995. Certain information and disclosures normally included in the consolidated financial statements in accordance with Generally Accepted Accounting Principles have been condensed or omitted as permitted by Regulation S-X and Regulation S-K. It is suggested that the accompanying consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001 contained in the Company's 2001 Annual Report.

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

       Because of the specialized nature of its investment portfolio, the Company could satisfy the diversification requirements under Sub-Chapter M of the Code only if it received a certification from the Securities and Exchange Commission ("SEC") that it is "principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available."

       On March 7, 2002, the Company received SEC certification and qualified for RIC treatment for 2001 (as it had for 2000 and 1999). Although the SEC certification for 2001 was issued, there can be no assurance that the Company will receive such certification for subsequent years (to the extent it needs additional certification as a result of changes in its portfolio) or that it will actually qualify for Sub-Chapter M treatment in subsequent years. In addition, under certain circumstances, even if the Company qualified for Sub-Chapter M treatment in a given year, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a C Corporation, rather than as a RIC.

           CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                 ASSETS

                                   March 31, 2002   December 31, 2001
                                     (Unaudited)	(Audited)

Investments, at value (Cost:
  $33,316,719 at 3/31/02,
  $37,714,285 at 12/31/01)..........$ 33,975,983        $ 38,930,705
Cash and cash equivalents...........     312,025             135,135
Restricted funds (Note 5)...........     554,967             482,020
Interest receivable.................           0                  82
Note receivable ($10,487, net of
  reserve of $10,487)...............           0              10,487
Prepaid expenses....................      71,117              14,833
Other assets........................      91,478             109,105
                                    ------------        ------------
Total assets........................$ 35,005,570        $ 39,682,367
                                    ============        ============
                            LIABILITIES & NET ASSETS

Accounts payable and accrued
  liabilities.......................$  1,029,753        $  1,039,350
Bank loan payable (Note 8)..........   8,996,740          12,495,777
Accrued profit sharing (Note 3).....     306,241             178,282
Deferred rent.......................      12,337              14,650
Current income tax receivable
  (Note 6)..........................      (1,807)            255,068
Deferred income tax liability
  (Note 6)..........................   1,364,470           1,364,470
                                    ------------        ------------
Total liabilities...................  11,707,734          11,509,948
                                    ------------        ------------
Commitments and contingencies (Note 7)

Net assets..........................$ 23,297,836        $ 24,334,770
                                    ============        ============

Net assets are comprised of:
Preferred stock, $0.10 par value,
  2,000,000 shares authorized;
  none issued.......................$          0        $          0
Common stock, $0.01 par value,
  25,000,000 shares authorized;
  10,692,971 issued at 3/31/02
  and 12/31/01......................     106,930             106,930
Additional paid in capital (Note 4).  27,228,748          27,228,748
Additional paid in capital -
  common stock warrants.............     109,641             109,641
Accumulated net realized gain
  (loss)............................     138,829             618,606
Accumulated unrealized appreciation
  of investments, net of deferred
  tax liability of $1,540,044 at
  3/31/02 and 12/31/01..............    (880,781)          (323,624)
Treasury stock at cost (1,828,740
  shares at 3/31/02 and 12/31/01)...  (3,405,531)        (3,405,531)
                                    ------------       ------------
Net assets..........................$ 23,297,836       $ 24,334,770
                                    ============       ============

Shares outstanding..................   8,864,231          8,864,231
                                    ============       ============
Net asset value per outstanding
  share.............................$       2.63       $       2.75
                                    ============       ============

         The accompanying notes are an integral part of these consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                              Three Months Ended  Three Months Ended
                                  March 31, 2002      March 31, 2001

Investment income:
 Interest from:
   Unaffiliated issuers.............$     54,136        $    152,530
   Affiliated companies.............           0               9,617
 Other income.......................       5,326              29,812
                                    ------------        ------------
   Total investment income..........      59,462             191,959

Expenses:
 Profit-sharing accrual (reversal)
   (Note 3).........................     127,959            (846,290)
 Salaries and benefits..............     255,376             299,704
 Administration and operations......      87,902              93,256
 Professional fees..................      43,095              59,203
 Rent...............................      42,724              42,073
 Directors' fees and expenses.......      41,076              22,990
 Depreciation.......................       5,948               7,500
 Custodian fees.....................       3,839               3,646
 Interest expense (Note 4)..........       7,776                   0
                                    ------------        ------------
   Total expenses...................     615,695            (317,918)
                                    ------------        ------------
 Operating (loss) income before
   income taxes.....................    (556,233)            509,877
 Income tax provision (Note 6)......           0                   0
                                    ------------        ------------
Net operating (loss) income.........    (556,233)            509,877

Net realized gain (loss) on investments:
 Realized gain (loss) on
   investments......................     110,679          (1,194,652)
                                    ------------        ------------
   Total realized gain (loss).......     110,679          (1,194,652)
 Income tax provision (Note 6)......     (34,223)            (29,634)
                                    ------------        ------------
 Net realized gain (loss) on
   investments......................      76,456          (1,224,286)
                                    ------------        ------------
Net realized loss...................    (479,777)           (714,409)

Net decrease in unrealized appreciation on investments:
 Decrease as a result of
   investment sales.................           0                   0
 Increase as a result of
   investment sales.................           0           1,528,082
 Increase on investments held.......      45,006                   0
 Decrease on investments held.......    (602,163)         (4,611,013)
                                    ------------         -----------
   Change in unrealized appreciation
     on investments.................    (557,157)         (3,082,931)
 Income tax provision (Note 6)......           0                   0
                                    ------------         -----------
 Net decrease in unrealized
   appreciation on investments......    (557,157)         (3,082,931)
                                    ------------         -----------

Net decrease in net assets resulting from operations:

  Total.............................$ (1,036,934)        $(3,797,340)
                                    ============         ===========
  Per outstanding share.............$      (0.12)        $     (0.42)
                                    ============         ===========

              The accompanying notes are an integral part of
                  these consolidated financial statements.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                               Three Months Ended  Three Months Ended
                                   March 31, 2002      March 31, 2001


Cash flows from operating activities:

Net decrease in net assets
  resulting from operations...........$(1,036,934)       $(3,797,340)

Adjustments to reconcile net
  decrease in net assets resulting
  from operations to net cash used
  in operating activities:
     Net realized and unrealized loss
       on investments.................    442,349          4,277,583
     Depreciation.....................      5,948              7,500

Changes in assets and liabilities:
  Restricted funds....................    (72,947)           (65,919)
  Interest receivable.................         82             30,000
  Note receivable.....................     10,487                  0
  Prepaid expenses....................    (56,284)            20,371
  Other assets........................     17,627            (18,417)
  Accounts payable and accrued
    liabilities.......................     (9,597)             6,670
  Payable to broker for unsettled
    trade.............................          0           (115,005)
  Accrued profit sharing..............    127,959         (2,938,855)
  Current income tax liability........   (256,875)        (5,682,250)
  Deferred rent.......................     (2,313)            (2,313)
                                       ----------        -----------
  Net cash used in operating
    activities........................   (830,498)        (8,277,975)

Cash flows from investing activities:
  Net (purchase) sale of short-term
    investments and marketable
     securities.......................  6,753,035          8,895,704
  Proceeds from investments...........    180,211                  0
  Investment in private placements
    and loans......................... (2,425,000)          (750,000)
  Purchase of fixed assets............     (1,821)            (2,609)
                                      -----------        -----------
  Net cash provided by investing
    activities........................  4,506,425          8,143,095

Cash flows from financing activities:
  Payment of bank loan payable........ (3,499,037)                 0
                                      -----------        -----------
  Net cash used in financing
   activities......................... (3,499,037)                 0

Net increase (decrease) in cash and cash equivalents:
  Cash and cash equivalents at
    beginning of the period...........    135,135            253,324
  Cash and cash equivalents at
    end of the period.................    312,025            118,444
                                      -----------        -----------

  Net increase (decrease) in cash
    and cash equivalents..............$   176,890        $  (134,880)
                                      ===========        ===========

Supplemental disclosures of cash flow information:
  Income taxes paid...................$   290,748        $ 5,711,884
  Interest paid.......................$    11,108        $         0


             The accompanying notes are an integral part of
               these consolidated financial statements.

             CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                (Unaudited)


                                Three Months Ended  Three Months Ended
                                    March 31, 2002      March 31, 2001

Changes in net assets from operations:

  Net operating (loss) income.........$	 (556,233)      $      509,877
  Net realized gain (loss) on
    investments.......................     76,456           (1,224,286)
  Net increase in unrealized
    appreciation on investments as
    a result of sales.................          0            1,528,082
  Net decrease in unrealized
    appreciation on investments held..   (557,157)          (4,611,013)
                                      -----------        -------------

  Net decrease in net assets
    resulting from operations......... (1,036,934)          (3,797,340)

Net decrease in net assets............ (1,036,934)          (3,797,340)
                                      -----------        -------------
Net assets:

  Beginning of the period............. 24,334,770           31,833,475
                                      -----------        -------------
  End of the period...................$23,297,836        $  28,036,135
                                      ===========        =============


             The accompanying notes are an integral part of
                 these consolidated financial statements.

         CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2002
                                 (Unaudited)

                                    Method of       Shares/
                                  Valuation (3)   Principal      Value


Investments in Unaffiliated Companies (10)(11)(12) --
9.7% of total investments

Private Placement Portfolio (Illiquid) - 9.7% of total investments

AlphaSimplex Group, LLC (2) --
  Investment advisory firm headed
  by Dr. Andrew W. Lo, holder of
  the Harris & Harris Group
  Chair at MIT........................(D)            --      $    4,763

Exponential Business Development
  Company (1)(2)(5) -- Venture
  capital partnership focused on
  early stage companies
  Limited
  partnership interest................(A)            --          25,000

Informio, Inc. (1)(2)(5)(6)(7) --
  Develops audio web portal
  technology -- 0.86% of fully
  diluted equity
  Series A Convertible
  Preferred Stock.....................(D)        229,364        151,380

Kriton Medical, Inc. (1)(2)(5)(6) --
  Develops ventricular assist
  devices -- 1.83% of fully diluted
  equity
  Series B Convertible
  Preferred Stock.....................(A)        476,191      1,000,001

NanoOpto Corporation (1)(2)(4)(6) --
  Develops and manufactures high
  performance, integrated optical
  communication sub-components on a
  chip -- 1.45% of fully diluted
  equity
  Series A-1 Convertible
  Preferred Stock.....................(A)        267,857        625,000

Nantero, Inc. (1)(2)(5)(6) --
  Develops a high density nonvolatile
  random access memory chip using
  nanotechnology -- 4.18% of fully
  diluted equity
  Series A Convertible
  Preferred Stock.....................(A)        345,070        489,999

NeoPhotonics Corporation (1)(2)(4)(6)
  -- Develops and manufactures planar
  optical devices and components
  using nanomaterials deposition
  technology -- 2.27% of fully
  diluted equity
  Series D Convertible
  Preferred Stock.....................(A)      1,478,197      1,000,000
                                                             ----------

Total Private Placement Portfolio (cost: $3,648,509).........$3,296,143
                                                             ----------

Total Investments in Unaffiliated Companies
(cost: $3,648,509)...........................................$3,296,143
                                                             ----------

           The accompanying notes are an integral part of this consolidated schedule.

          CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2002
                              (Unaudited)

                                   Method of       Shares/
                                  Valuation (3)   Principal      Value

Investments in Non-Controlled Affiliated Companies (10)(11)(13)
-- 34.2% of total investments

Private Placement Portfolio (Illiquid) - 34.2% of total investments

Experion Systems, Inc. (1)(2)(6)(8)
  -- Develops and sells software
  to credit unions -- 10.86% of
  fully diluted equity
  Series A Convertible
  Preferred Stock......................(D)          187,500
  Series B Convertible
  Preferred Stock......................(D)           22,500  $    600,000

Nanopharma Corp. (1)(2)(4)(6) --
  Develops advanced drug delivery
  systems - 14.69% of fully
  diluted equity
  Series A Convertible
  Preferred Stock......................(A)          684,516       700,000

NeuroMetrix, Inc. (1)(2)(5)(6) --
  Develops and sells medical devices
  for monitoring neuromuscular
  disorders -- 13.40% of fully
  diluted equity
  Series A Convertible
  Preferred Stock......................(D)          875,000
  Series B Convertible
  Preferred Stock......................(D)          625,000
  Series C-2 Convertible
  Preferred Stock......................(D)        1,148,100
  Series E Convertible Preferred.......(D)          266,665     6,708,225

PHZ Capital Partners Limited
  Partnership (2)(9) -- Organizes and
  manages investment partnerships
  utilizing its proprietary
  algorithms -- 20.0% of fully
  diluted equity
  Limited partnership interest.........(D)            --        2,892,498

Questech Corporation (1)(2)(5)(6) --
  Manufactures and markets proprietary
  metal decorative tiles - 6.89% of
  fully diluted equity
  Common Stock.........................(B)         646,954
  Warrants at $5.00 expiring 11/15/04..(B)           1,965
  Warrants at $1.50 expiring 11/16/05..(B)           1,250        724,588

Schwoo, Inc. (1)(2)(5)(6) -- Develops
  software that automatically manages
  e-commerce security infrastructure
  -- 14.88% of fully diluted equity
  Series B Convertible Stock...........(D)       2,306,194
  Convertible Bridge Loans.............(D)        $360,250
  Series B Convertible
  Preferred Warrants...................(D)         934,985              0
                                                              -----------
Total Private Placement Portfolio (cost: $10,612,494).........$11,625,311
                                                              -----------
Total Investments in Non-Controlled Affiliated
Companies (cost: $10,612,494).................................$11,625,311
                                                              -----------

             The accompanying notes are an integral part
                  of this consolidated schedule.

        CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2002
                                (Unaudited)

                                   Method of       Shares/
                                  Valuation (3)   Principal      Value


U.S. Government and Agency Obligations - 56.1% of total investments

  U.S. Treasury Bills --
  due date 04/04/02..................(K)        $9,000,000   $ 8,998,740
  U.S. Treasury Bills --
  due date 04/11/02..................(K)        $2,000,000   $ 1,999,060
  U.S. Treasury Bills --
  due date 04/18/02..................(K)        $1,400,000   $ 1,398,866
  U.S. Treasury Bills --
  due date 05/09/02..................(K)        $2,875,000   $ 2,869,825
  U.S. Treasury Bills --
  due date 05/23/02..................(K)        $2,000,000   $ 1,995,040
  U.S. Treasury Bills --
  due date 06/20/02..................(K)        $1,800,000   $ 1,792,998
                                                              ----------
Total Investments in U.S. Government (cost: $19,055,716).....$19,054,529
                                                             -----------
Total Investments -- 100% (cost: $33,316,719)................$33,975,983
                                                             ===========


           The accompanying notes are an integral part of this consolidated schedule.

         CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2002
                              (Unaudited)

Notes to Consolidated Schedule of Investments

(1) Represents a non-income producing security. Equity investments that have not paid dividends within the last 12 months are considered to be non-income producing.

(2)  Legal restrictions on sale of investment.

(3) See Footnote to Schedule of Investments for a description of the Methods of Valuation A to L.

(4) Initial investment was made during 2002. The amounts shown on the schedule as cost represent the gross additions in 2002.

(5) No changes in valuation occurred in these investments during the three months ended March 31, 2002.

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

(11) The percentage ownership of each portfolio company disclosed in the Consolidated Schedule of Investments expresses the potential common equity interest in each such portfolio company. The calculated percentage represents the amount of the issuer's common stock the Company owns or can acquire as a percentage of the issuer's total outstanding common stock plus common shares reserved for issued and outstanding warrants, convertible securities and stock options.

(12) The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $3,648,509. The gross unrealized depreciation based on the tax cost for these securities is $353,221. The gross unrealized appreciation based on the tax cost for these securities is $855.

(13) The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $10,612,494. The gross unrealized depreciation based on the tax cost for these securities is $4,767,268. The gross unrealized appreciation based on the tax cost for these securities is $3,754,451.


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

	The Company's Investment and Valuation Committee, comprised of at least three or more outside Board members, is responsible for reviewing and approving the valuation of the Company's assets within the guidelines established by the Board of Directors.

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

        The Company qualified for 2001 as a Regulated Investment Company ("RIC") under Sub-Chapter M of the Internal Revenue Code of 1986 (the "Code"). There can be no assurance that the Company will qualify as a RIC in 2002 or that, if it does qualify, it will continue to qualify for subsequent years. In addition, even if the Company were to qualify as a RIC for a given year, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a C Corporation, rather than a RIC. As a RIC, the Company must, among other things, distribute at least 90 percent of its taxable net income and may either distribute or retain its taxable net realized capital gains on investments.

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

	Cash and Cash Equivalents. Cash and cash equivalents include money market funds.

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

	The March 31, 2002 consolidated financial statements include a liability for deferred taxes on the remaining net built-in gains as of December 31, 1998, net of the unutilized operating and capital loss carryforwards incurred by the Company through December 31, 1998.

        The March 31, 2001 and December 31, 2001 consolidated financial statements also reflect a tax provision on net realized long-term capital gains which the Company retained for liquidity and to fund investment opportunities, rather than distribute to shareholders as a cash distribution. Accordingly, the Company declared a designated undistributed capital gain dividend for the year. (See "Note 6. Income Taxes" and Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Recent Developments -- Sub-Chapter M Status.")

	The Company pays federal, state and local income taxes on behalf of its wholly owned subsidiary, Harris & Harris
Enterprises, which is a C corporation.  (See Note 6. Income
Taxes.)

	Estimates by Management. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2002 and December 31, 2001, and the reported amounts of revenues and expenses for the three months ended March 31, 2002 and March 31, 2001. Actual results could differ from these estimates.

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

	The Company calculates the Plan accrual at each quarter end based on the net realized and gross unrealized gains at that date, net of operating expenses for the year. Any adjustments to the Plan accrual are then reflected in the Consolidated Statements of Operations for the quarter. The Plan accrual is not paid out until the gains are realized. During the first quarter of 2002, primarily as a result of an increase in the net realized gains from investments which are included in the bonus accrual calculation, the cumulative accrual was increased by $127,959 to $306,241.

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

	On October 12, 2000, the Company announced that the Board of Directors had authorized a repurchase program in the open market of up to $2 million of the Company's stock, at the discretion of management. As of March 31, 2002, the Company had repurchased a total of 376,600 shares in the open market, at approximately
$2.30 per share, for a total of $868,051.

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

	On January 22, 2002, the Company announced a deemed dividend of $0.0875 per share for 2001 for a total of $775,620, and in 2002 the Company paid federal income taxes on behalf of shareholders of $0.030625 per share for a total of $271,467. The
Company paid the tax at the corporate rate on the distribution, and the shareholders received a tax credit equal to their proportionate share of the tax paid.

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

	The Employment Agreement provides for the Company to adopt a supplemental executive retirement plan (the "SERP") for the benefit of Mr. Harris. Under the SERP, the Company will cause an amount equal to one-twelfth of the Mr. Harris's current base salary to be credited each month (a "Monthly Credit") to a special account maintained for this purpose on the books of the Company for the benefit of Mr. Harris (the "SERP Account"). The amounts credited to the SERP Account will be deemed invested or reinvested in such mutual funds or U.S. Government securities as determined by Mr. Harris. The SERP Account will be credited and debited to reflect the deemed investment returns, losses and expenses attributed to such deemed investments and reinvestments.
 Mr. Harris' benefit under the SERP will equal the balance in the SERP Account and such benefit will always be 100 percent vested (i.e., not forfeitable). Mr. Harris will determine the form and timing of the distribution of the balance in the SERP Account; provided, however, in the event of termination, the balance in the SERP Account will be distributed to Mr. Harris or his beneficiary, as the case may be, in a lump-sum payment within 30 days of such termination. The Company will establish a rabbi trust for the purpose of accumulating funds to satisfy the obligations incurred by the Company under the SERP. The restricted funds for the SERP Plan total $554,967 as of March 31, 2002. Mr. Harris' rights to benefits pursuant to this SERP will be no greater than those of a general creditor of the Company.

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

	On June 30, 1994, the Company adopted a plan to provide medical and health insurance for retirees, their spouses and dependents who, at the time of their retirement, have ten years of service with the Company and have attained 50 years of age or have attained 45 years of age and have 15 years of service with the Company. On February 10, 1997, the Company amended this plan to include employees who "have seven full years of service and have attained 58 years of age." The coverage is secondary to any government provided or subsequent employer provided health insurance plans. Based upon actuarial estimates, the Company provided an original reserve of $176,520 that was charged to operations for the period ending June 30, 1994. As of March 31, 2002 the Company had a reserve of $385,935 for the plan.

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

	The Company elected Sub-Chapter M status for the year ended December 31, 1999. A corporation that elects to qualify as a RIC continues to be taxable as a C Corporation on any gains realized within 10 years of its qualification as a RIC from sales of assets that were held by the corporation on the effective date of the election ("C Corporation Assets") to the extent of any gain built into the assets on such date ("Built-In Gain"). The
Company had Built-In Gains at the time of its qualification as a RIC. Prior to 1999, the Company incurred ordinary and capital losses from its operations. After the Company's election of RIC status, those losses remained available to be carried forward to subsequent taxable years. Recently issued Internal Revenue Service regulations (issued in temporary and proposed form) confirm that such losses may be used to offset realized Built-In Gains and, to the extent so used, to eliminate C Corporation taxation of such gains. Notwithstanding any such offset, however, the new regulations also provide that all realized Built-In Gains (calculated without regard to the offset, but net of any C Corporation tax imposed on the Built-In Gains after application of the offset) must be included in calculating a RIC's investment company taxable income or net capital gains, as the case may be, and therefore appear to require that such Built-In Gains must be distributed to avoid Sub-Chapter M taxation of such investment company taxable income or net capital gains (and, in the case of any Built-In Gains that are includible in investment company taxable income, possible loss of RIC status).
 The Company has previously used loss carryforwards to offset Built-In Gains. As of January 1, 2002, the Company had $501,640 of loss carryforwards remaining and $4,663,457 of unrealized Built-In Gains. During the current period, the Company did not realize any Built-In Gains.

	Continued qualification as a RIC requires the Company to satisfy certain portfolio diversification requirements in future years. The Company's ability to satisfy those requirements may not be controllable by the Company. (See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Sub-Chapter M Status.") There can be no assurance that the Company will qualify as a RIC in subsequent years.

	During the three months ended March 31, 2002, the Company accrued a net tax provision of $34,223. The Company pays federal, state and local taxes on behalf of its wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is taxed as a C Corporation.

	For the three months ended March 31, 2002 and 2001, the Company's income tax provision was allocated as follows:

                           Three Months Ended   Three Months Ended
                               March 31, 2002       March 31, 2001

Investment operations              $        0           $        0

Net realized gain on investments       34,223               29,634

Net decrease in unrealized
appreciation on investments                 0                    0
                                   ----------           ----------
Total income tax provision         $   34,223           $   29,634
                                   ==========           ==========


The above tax provision consists of the following:

Current	                           $   34,223           $   29,634

Deferred -- Federal                         0                    0
                                   ----------           ----------
Total income tax provision         $   34,223           $   29,634
                                   ==========           ==========

	The Company's net deferred tax liability at March 31, 2002 and December 31, 2001 consists of the following:

                                March 31, 2002   December 31, 2001

Tax on unrealized appreciation
on investments                      $1,540,044          $1,540,044

Net operating loss and
capital carryforward                  (175,574)           (175,574)
                                    ----------          ----------
Net deferred income tax liability   $1,364,470          $1,364,470
                                    ==========          ==========

NOTE 7.  COMMITMENTS AND CONTINGENCIES

	During 1993, the Company signed a ten-year lease with sublet provisions for office space. In 1995, this lease was amended to include additional office space. During 1999, the Company sublet this space to an unaffiliated party. Rent expense under this lease for the three months ended March 31, 2002 and March 31, 2001, was $42,724 and $41,475, respectively. Future minimum lease payments in 2003 are $101,946.

	On November 19, 2001, the Company established an asset account line of credit of up to $12,700,000. The asset account line of credit is secured by the Company's government agency securities. Under the asset account line of credit, the Company may borrow up to 95 percent of the current value of its government agency securities. The Company's outstanding balance under the asset line of credit at March 31, 2002 was $8,996,740.
 The asset line of credit bears interest at a rate of the Broker Call Rate plus 50 basis points. On April 4, 2002, the Company repaid the entire outstanding balance under the asset line of credit.

NOTE 8.  SUBSEQUENT EVENTS

	On April 26, 2002, the Company filed a registration statement on Form N-2 with the SEC for the issuance of transferable rights to its shareholders. The rights will allow the Company's shareholders to subscribe for a maximum of 2,954,743 new shares of the Company's common stock. Upon consummation of the offer, the Company intends to raise gross proceeds of approximately $6,648,172, without exclusion of expenses relating to the offer. The Company expects to invest, directly or indirectly, the proceeds of the offer, excluding expenses, in accordance with its investment objectives and policies within 12 months after receipt of such proceeds, depending on the available investment opportunities for the types of investments in which the Company principally invests.

	On May 6, 2002, the Company invested $750,000 in Series B convertible preferred stock of privately held Nanotechnologies, Inc. Nanotechnologies, Inc., which is based in Austin, Texas, was founded to develop and commercialize a process for synthesizing nanoscale materials by utilizing a proprietary plasma-based technology to produce a wide variety of materials.

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

Financial Condition

	The Company's total assets and net assets were, respectively, $35,005,570 and $23,297,836 at March 31, 2002, compared with $39,682,367 and $24,334,770 at December 31, 2001.

	Among the significant changes in the first quarter of 2002 were: (1) the payment of $271,467 in federal income taxes as a result of the Company's deemed dividend distribution; (2) decline in the value of the Company's investment in Experion Systems, Inc. of $600,000; (3) decrease in bank loan payable of $3,499,037; and (4) establishment of a reserve against the note receivable of $10,487.

	Net asset value per share ("NAV") was $2.63 at March 31, 2002, versus $2.75 at December 31, 2001.

	The Company's shares outstanding remained unchanged during the three months ended March 31, 2002.

	The Company's financial condition is dependent on the success of its investments. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth and have little or no history of operations. At March 31, 2002, $14,921,454 or 42.6 percent of the Company's total assets (64.0 percent of the Company's net assets) consisted of non-publicly traded securities at fair value, of which net unrealized appreciation was $660,451.

	The increase in the value of the non-publicly traded securities from $13,120,978 at December 31, 2001 to $14,921,454 at March 31, 2002 resulted primarily from the Company's new investments in Nanopharma Corp., NanoOpto Corporation and NeoPhotonics Corporation. The increase was partially offset by the net effect of an additional investment and decrease in valuation of the Company's holdings in Experion Systems, Inc.

	A summary of the Company's investment portfolio is as follows:

                              March 31, 2002    December 31, 2001

Investments, at cost             $33,316,719          $37,714,285

Unrealized appreciation              659,264            1,216,420
                                 -----------          -----------
Investments, at fair value       $33,975,983          $38,930,705
                                 ===========          ===========

	The accumulated unrealized appreciation on investments net of deferred taxes is ($705,206) at March 31, 2002, versus
($148,049) at December 31, 2001.

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

	The following table is a summary of the cash investments made by the Company in its private placement portfolio during the three months ended March 31, 2002:

New Investments:	                Amount

Nanopharma Corp.                    $  700,000
NanoOpto Corporation                   625,000
NeoPhotonics Corporation             1,000,000

Additional Investments
Experion Systems, Inc.              $  100,000
                                    ----------
Total                               $2,425,000
                                    ==========

Results of Operations

Investment Income and Expenses:

	The Company had net operating (loss) income of ($556,233) and $509,877 for the three months ended March 31, 2002 and March 31, 2001, respectively. The Company's net operating (loss) income reflected an increase to expenses of $127,959 in the three months ended March 31, 2002 and a reduction to expenses of $846,290 in the three months ended March 31, 2001 relating to changes in the employee profit-sharing accrual.

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

	The Company had interest income from fixed-income securities of $54,136 and $152,530 for the three months ended March 31, 2002 and March 31, 2001, respectively. The decrease of $98,394 or 64.5 percent reflects the steep decline in interest rates during the three months ended March 31, 2002 versus the three months ended March 31, 2001.

	The Company had interest income from affiliated companies of $0 and $9,617 for the three months ended March 31, 2002 and March 31, 2001, respectively. The decrease of $9,617 is owing to the decrease in the outstanding loans to investee companies since the first quarter of 2001. The amount of outstanding loans to investee companies varies.

	The Company had other income of $5,326 and $29,812 for the three months ended March 31, 2002 and March 31, 2001, respectively. Other income primarily represents rental income from subletting office space to an unaffiliated party. The rental income was offset in the three months ended March 31, 2002 by a reserve against a note receivable and in the three months ended March 31, 2001 by a gain on the sale of Company property.

	Operating expenses were $615,695 and ($317,918) for the three months ended March 31, 2002 and March 31, 2001, respectively. The operating expenses of the first quarter of 2002 and 2001 reflect increases (decreases) in the employee profit-sharing accrual of $127,959 and ($846,290), respectively, owing primarily to decreases in the unrealized appreciation for the respective three month periods offset by gain income. Salaries and benefits decreased $44,328 or 14.8 percent primarily as the result of no bonus payroll taxes in 2002. Professional fees decreased $16,108 or 27.2 percent. Director's fees and expenses increased $18,086 or 78.7 percent as a result of audit committee meetings regarding the appointment of PricewaterhouseCoopers LLP as independent public accountants for the Company for the year ending December 31, 2002 and nominating committee meetings resulting in the appointment of two additional members of the Board of Directors.

	The Company has in the past relied, and continues to rely to a large extent, upon proceeds from sales of investments, rather than investment income, to defray a significant portion of its operating expenses. Because such sales cannot be predicted, the Company attempts to maintain adequate working capital to provide for fiscal periods when there are no such sales.

Realized Gains and Losses on Portfolio Securities:

	During the three months ended March 31, 2002 and 2001, the Company realized gains (losses) of $55,498 and ($1,194,652), respectively. During the three months ended March 31, 2002, the Company's realized gains of $55,498 consisted primarily of cash received from the Nanophase Technologies Litigation Settlement Fund.

	During the three months ended March 31, 2001, the Company realized losses of $1,194,652, primarily from the sale of 350,000 shares of SciQuest.com stock.

Unrealized Appreciation and Depreciation of Portfolio
Securities:

	The Board of Directors values the portfolio securities on a quarterly basis pursuant to the Company's Asset Valuation guidelines in accordance with the 1940 Act. (See "Footnote to Consolidated Schedule of Investments" contained in "Item 1.
Consolidated Financial Statements.")

	Net unrealized appreciation on investments decreased by $557,157 or 45.8 percent during the three months ended March 31, 2002, from $1,216,421 to $659,264, primarily as a result of the decline in the value of the Company's holdings of Experion Systems, Inc. of $600,000.

	Net unrealized appreciation on investments decreased by $3,082,931 or 34.4 percent during the three months ended March 31, 2001, from $8,947,928 to $5,864,997, primarily as a result of the decline in the value of the Company's holdings of Nanophase Technologies Corporation and Essential.com, Inc. of $2,287,914 and $2,187,413, respectively.

	The changes in the values of Experion Systems, Inc. reflect the extreme volatility of private and small capitalization, high technology stocks, as well as the inherent risks at all times of such investments (see "Risk Factors").

Liquidity and Capital Resources

	The Company's primary sources of liquidity are cash, receivables and freely tradable marketable securities. The Company's secondary sources of liquidity are restricted securities of companies that are publicly traded. At March 31, 2002 and December 31, 2001, respectively, the Company's total primary liquidity was $10,369,814 and $13,459,654. On both of the corresponding dates, the Company's total secondary liquidity was $0 as the Company had no publicly traded securities. The

Company's tertiary source of liquidity is its holding of PHZ
Capital Partners, L.P., from which the Company received cash distributions in the first quarter of 2002 of $140,352.

	The decrease in the Company's primary source of liquidity from December 31, 2001 to March 31, 2002 is primarily owing to the: (1) payment of federal income taxes of $271,467; (2) investment in Nanopharma Corp. of $700,000; (3) investment in NanoOpto Corporation of $625,000; (4) investment in NeoPhotonics Corporation of $1,000,000; (5) investment in Experion Systems, Inc. of $100,000; and (6) use of funds for operating expenses.

	From December 31, 2001 to March 31, 2002, the Company's liabilities for accrued employee profit sharing increased by $127,959 or 71.8 percent to $306,241 primarily as a result of an increase in the realized gains from investments included in the bonus accrual calculation.

	The Company's total income tax liability decreased by $256,875 or 15.9 percent to $1,362,663 primarily as a result of the payment of taxes in connection with the deemed dividend distribution.

Recent Developments -- Sub-Chapter M Status

	On March 7, 2002, the Company received SEC certification and qualified for RIC treatment for 2001. Although the SEC certification for 1999, 2000 and 2001 was issued, there can be no assurance that the Company will receive such certification for subsequent years (to the extent it needs additional certification as a result of changes in its portfolio) or that it will actually qualify as a RIC for subsequent years. In addition, under certain circumstances, even if the Company qualified for Sub-Chapter M treatment in a given year, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a C Corporation, rather than as a RIC.

	On January 22, 2002, the Company announced that its Board of Directors had declared a deemed dividend for 2001 of $0.0875 per share for a total of $775,620 and paid corporate taxes on behalf of shareholders of $0.030625 per share, for a total of $271,467.

Risk Factors

Investing in the Company's stock is highly speculative and the investor could lose some or all of the amount invested.

	The value of the Company's common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or all of the amount invested in the Company's shares of common stock. The securities markets frequently experience extreme price and volume fluctuations which affect market prices for securities of companies generally, and technology and very small capitalization companies in particular.
 Because of the Company's focus on the technology and very small capitalization sectors and because it is a small capitalization company, its stock price is especially likely to be affected by these market conditions. General economic conditions, and general conditions in the Internet and information technology, life sciences, nanotechnology, small technology, material sciences and other high technology industries, will also affect the Company's stock price. During the first quarter of 2002, the Company decided to make all of its new private equity investments in small technology, including nanotechnology, microsystems and microelectromechanical systems (MEMS). Small technology investments are new and especially risky, involving science and technology risks as well as commercialization risks.

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

The market for venture capital investments, including small technology investments, is highly competitive. In addition to finding attractive investment opportunities, in some cases, the Company's status as a regulated business development company may hinder its ability to participate in investment opportunities or to protect the value of existing investments because of "pay to play" provisions in which preferred protections such as dilution protection may be forfeited or preferred stock may be converted to common stock by failure to invest in subsequent rounds of financing.

	The Company faces substantial competition in its investing activities from private venture capital funds, investment affiliates of large industrial, technology, service and financial companies, small business investment companies, wealthy individuals and foreign investors. As a result, the sources of funding are many, but attractive investment opportunities are too few. Hence, we face substantial competition in sourcing good investment opportunities on terms of investment that are commercially attractive. Further, as a regulated business development company, the Company is required to disclose quarterly the name and business description of portfolio companies and value of any portfolio securities. Most of the Company's competitors are not subject to such disclosure requirements. The Company's obligation to disclose such information could hinder its ability to invest in certain portfolio companies. Additionally, other regulations, current and future, may make the Company less attractive as a potential investor to a given portfolio company than a private venture capital fund not subject to the same regulations. Also, compliance with certain regulations applicable to the Company's business may prevent the Company from making follow-on investments that would be in the Company's and its investors' best interest.

The Company operates in a regulated environment.

	The Company is subject to substantive SEC regulations as a BDC. Securities and tax laws and regulations governing the Company's activities may change in ways adverse to the Company's and its shareholders' interests and interpretations of such laws and regulations may change with unpredictable consequences. Any change in the law or regulations that govern the Company's business could have an adverse impact on the Company or its operations. Also, as business and financial practices continue to evolve, they may render the regulations under which the Company operates less appropriate and more burdensome than they were when originally imposed.

The Company is dependent upon key management personnel for future success.

	The Company is dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of its senior management and other management members.
The Company utilizes outside consultants and lawyers, including its two newest Directors, Dr. Kelly S. Kirkpatrick and Lori D. Pressman, to assist the Company in conducting due diligence when evaluating potential investments. The future success of the Company depends to a significant extent on the continued service and coordination of its senior management team, particularly Charles E. Harris, the Company's Chairman and Chief Executive

Officer. The departure of any of the executive officers or key employees could materially adversely affect the Company's ability to implement its business strategy. The Company does not maintain for its benefit any key man life insurance on any of its officers or employees.

Investing in small, private companies involves a high degree of risk and is highly speculative.

	There are significant risks inherent in the Company's venture capital business. The Company has invested a substantial portion of its assets in privately held development stage or start-up companies. These privately held businesses tend to be thinly capitalized, unproven, small companies with risky technologies that lack management depth and have not attained profitability or have no history of operations. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Company expects that some of its venture capital investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential. The Company has been risk seeking rather than risk averse in its approach to venture capital and other investments.
 Neither the Company's investments nor an investment in the Company is intended to constitute a balanced investment program.
 Small technology companies in particular are unproven, with significant science and technology risks as well as commercialization risks. The Company has in the past relied, and continues to rely to a large extent, upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses. Such sales are unpredictable and may not occur.

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

        Even if the Company's portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive, rapidly changing and especially sensitive to adverse general economic conditions. Commercial success is difficult to predict and the marketing efforts of the Company's portfolio companies may not be successful.

Because there is generally no established market in which to value the Company's investments, the Company's Investment and Valuation Committee's determination of their values may differ materially from the values that a ready market or third party would attribute to these investments.

        There is typically no public market for equity securities of the small privately held companies in which the Company invests.
As a result, the valuation of most of the equity securities in the Company's portfolio is subject to the good faith estimate of the Company's Board of Directors. (See "Asset Valuation Policy Guidelines" in "Footnote to Consolidated Schedule of Investments" contained in Item 1. "Consolidated Financial Statements.") In the absence of a readily ascertainable market value, the estimated value of the Company's portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if a ready market for the equity securities existed. The Company adjusts quarterly the valuation of its portfolio to reflect the Investment and Valuation Committee's estimate of the current fair value of each investment in its portfolio. Any changes in estimated fair value are recorded in the Company's consolidated statements of operations as a change in the "Net (decrease) increase in unrealized appreciation on investments." (See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

Quarterly results may fluctuate and are not indicative of future quarterly performance.

      The Company's quarterly operating results could fluctuate as a result of a number of factors. These factors include, among others, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company and its portfolio companies encounter competition in their markets and general economic and market conditions. As a result of these factors, results for any one quarter should not be relied upon as being indicative of performance in future quarters. (See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

Loss of pass-through tax treatment would substantially reduce net assets and income available for dividends.

      The Company currently qualifies as a RIC under the Code for pass-through treatment because it meets certain diversification and distribution requirements under the Code. The Company would cease to qualify for pass-through tax treatment if it were
unable to comply with these requirements.   The Company also
could be subject to a four percent excise tax (and, in certain cases, corporate level income tax) if it failed to make certain gain or income distributions. (See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments -- Sub-Chapter M Status.")
The lack of pass-through tax treatment could have a material adverse effect on the total return, if any, obtainable from an investment in the Company. If the Company fails to qualify as a RIC, the Company would become subject to Federal income tax as if it were an ordinary C Corporation, which tax would result in a corresponding reduction in the Company's net assets and the amount of income available for distribution to the Company's stockholders.

During some periods, there are few opportunities to take early stage companies public or sell them to established companies.

	During some periods, there may be few opportunities to gain liquidity or realize a gain on an otherwise successful investment, as the market for initial public offerings may be moribund, particularly for early stage, high technology companies. During such periods or other periods, it may also be difficult to sell such companies to established companies. The lack of exit strategies during such periods also tends to have an adverse effect on the ability of private equity companies to raise capital privately.

Because the Company must distribute income, the Company will continue to need additional capital to fund its investments and operating expenses.

       The Company will continue to need capital to fund investments and to pay for operating expenses. Unless the Company elects to pay a Federal income tax and retain the after-tax income, the Company must distribute at least 90 percent of its investment company taxable income to its stockholders to maintain its RIC status. As a result, such earnings will not be available to fund investments. If the Company fails to generate net realized long-term capital gains or to obtain funds from outside sources, it could have a material adverse effect on the Company's financial condition and results as well as its ability to make follow-on and new investments. The Company does not normally establish reserves for taxes on unrealized capital gains. In addition, as a BDC, the Company is generally required to maintain a ratio of at least 200 percent of total assets to total borrowings, which may restrict its ability to borrow in certain circumstances.

Loss of status as a RIC would reduce the Company's net asset value by forcing it to establish currently unestablished reserves for taxes.

	As a RIC, the Company does not have to pay Federal income taxes on its income that is distributed to its shareholders. Accordingly, it does not establish reserves for taxes on its unrealized capital gains. If the Company failed to qualify for RIC status, it would have to establish such reserves for taxes, which would reduce its net asset value, net of a reduction in the reserve for employee profit sharing, accordingly. To the extent that the Company, as a RIC, were to decide to make a deemed distribution of net realized capital gains and were to retain such net realized capital gains, it would have to establish appropriate reserves for taxes upon making such a decision.

Leveraging by the Company could result in making the Company's total return to common shareholders more volatile.

	Leverage entails two primary risks. The first risk is that the use of leverage magnifies the impact on the common shareholders of changes in net asset value. For example, a fund that uses 33% leverage (that is, $50 of leverage per $100 of common equity) will show a 1.5% increase or decline in net asset value for each 1% increase or decline in the value of its total assets. The second risk is that the cost of leverage will exceed the return on the securities acquired with the proceeds of leverage, thereby diminishing rather than enhancing the return to common shareholders. If the Company were to utilize leverage, these two risks would generally make its total return to common shareholders more volatile. In addition, the Company might be required to sell investments in order to meet dividend or interest payments on the debt or preferred stock when it may be disadvantageous to do so.

	As provided in the 1940 Act and subject to certain exceptions, the Company can issue debt or preferred stock so long as its total assets immediately after such issuance, less certain ordinary course liabilities, exceed 200% of the amount of the debt outstanding and exceed 200% of the sum of the amount of the preferred stock and debt outstanding. Such debt or preferred stock may be convertible in accordance with SEC guidelines which may permit the Company to obtain leverage at attractive rates. A leveraged capital structure creates certain special risks and potential benefits not associated with unleveraged funds having similar investment objectives and policies. Any investment income or gains from the capital represented by preferred shares or debt which is in excess of the dividends payable thereon will cause the total return of the common shares to be higher than would otherwise be the case. Conversely, if the investment performance of the capital represented by preferred shares or debt fails to cover the dividends payable thereon, the total return of the common shares would be less or, in the case of negative returns, would result in higher negative returns to a greater extent than would otherwise be the case. The requirement under the 1940 Act to pay in full dividends on preferred shares or interest on debt before any dividends may be paid on the common shares means that dividends on the common shares from earnings may be reduced or eliminated. Although an inability to pay dividends on the common shares could conceivably result in the Company ceasing to qualify as a regulated investment company under the Code, which would be materially adverse to the holders of the common shares, such inability can be avoided through the use of mandatory redemption requirements designed to ensure that the Company maintains the necessary asset coverage.

	The class voting rights of preferred shares could make it more difficult for the Company to take certain actions that may, in the future, be proposed by the Board and/or the holders of common stock, such as a merger, exchange of securities, liquidation or alteration of the rights of a class of the Company's securities if such action would be adverse to the preferred shares.

	Preferred shares will be issued only if the Company's Board of Directors determines in light of all relevant circumstances known to the Board that to do so would be in the Company's best interest and in the best interest of the Company's common shareholders. The circumstances that the Board will consider before issuing preferred shares include not only the dividend rate on the preferred shares in comparison to the Company's historical performance but also such matters as the terms on which the Company can call the preferred shares and the Company's ability to meet the asset coverage tests and other requirements imposed by the rating agencies for such preferred shares.

	The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of the common shares upon conversion. Such income dilution would occur if the Company could, from the investments made with the proceeds of the preferred shares, earn an amount per common share issuable upon conversion greater than the dividend required to be paid on the amount of preferred stock convertible into one share of common stock. Such net asset value dilution would occur if preferred shares were converted at a time when the net asset value per common share was greater than the conversion price.

Unfavorable economic conditions could result in financial losses for the Company as well as impair its ability to engage in liquidity events.

	Most of the companies in which the Company has made or will make investments are susceptible to economic slowdowns or recessions. An economic slowdown, capital markets conditions or credit squeeze may affect the ability of a company to raise additional capital from venture capital or other private equity sources or to engage in a liquidity event such as an initial public offering or merger. These conditions could lead to financial losses in the Company's portfolio. Unfavorable economic conditions also could increase the Company's cost of capital.

	On September 11, 2001, the World Trade Center in New York City and the Pentagon near Washington, DC were targets of terrorists attacks. As a result of these events and other general economic conditions, it was especially difficult for small companies to sell new products and services or to raise new capital, and the United States equity markets experienced declines. For the quarter ended September 30, 2001, the Nasdaq Composite Index declined 31%.

	The Company's business of making private equity investments and positioning them for liquidity events also may be adversely affected by current and future market and economic conditions. Significant changes in the public equity markets could have an effect on the valuations of privately held companies and on the potential for liquidity events involving such companies, and this could adversely affect the amount and timing of gains that may be realized on the Company's investments.

The Company invests in privately held companies that may complete initial public offerings. These types of companies can be highly volatile and have uncertain liquidity.

	When companies in which the Company has invested as private entities complete initial public offerings, they are by definition unseasoned issues. Typically, they have relatively small capitalizations. Thus, they can be expected to be highly volatile and of uncertain liquidity. If they are perceived as suffering from adverse news or developments and/or the capital markets are in a negative phase, not only their market prices, but also their liquidity can be expected to be affected negatively. Historically, the Company has also invested in unseasoned publicly traded companies with similar characteristics and thus with similar exposure to potential negative volatility and illiquidity. The decimalization of the stock markets, particularly Nasdaq, may decrease liquidity of stocks in general and small capitalization issues in particular. In addition, the imposition of decimalization on the stock exchanges, particularly Nasdaq, may reduce liquidity and increase volatility and riskiness of small, thinly traded public companies because it may create a disincentive for dealers to market and make markets in smaller issues.

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
Risk

	The Company's business activities contain elements of risk. The Company considers a principal type of market risk to be valuation risk. Investments are stated at "fair value" as defined in the 1940 Act and in the applicable regulations of the SEC. All assets are valued at fair value as determined in good faith by, or under the direction of, the Board of Directors.
(See the "Asset Valuation Policy Guidelines" in the "Footnote to Consolidated Schedule of Investments contained in "Item 1. Consolidated Financial Statements.")

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

          Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure

          On February 26, 2002, the Company appointed the accounting firm of PricewaterhouseCoopers LLP as independent public accountants for the Company for the fiscal year ending December 31, 2002. Arthur Andersen LLP was dismissed upon completion of the December 31, 2001 audit. The decision to change accountants was approved by the Company's Audit Committee and is subject to ratification by its stockholders.

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

          The Company requested that Arthur Andersen furnish a letter addressed to the SEC stating whether or not Arthur Andersen agrees with the above statements. A copy of such letter to the SEC, dated March 1, 2002, was filed as Exhibit 16.1 to the Form 8-K filed with the SEC on March 1, 2002.

Item 6.	Exhibits and Reports on Form 8-K

   (a)	Exhibits

	3.1(a)	Restated Certificate of Incorporation of the
                Company, as amended, incorporated by reference to
                Exhibit 3.1(a) to the Company's Form 10-K for the year ended December 31, 1995.

	3.1(b)	Restated By-laws of the Company, incorporated by
                reference to Exhibit 3.1(b) to the Company's Form
                10K for the year ended December 31, 1995.

	4.1	Specimen Certificate of Common Stock, incorporated
                by reference to Exhibit 4 to Company's Registration Statement on Form N-2 filed October 29, 1992.

        10.22 Harris & Harris Group, Inc. Employee Profit-Sharing Plan, incorporated by reference as Exhibit 10.22 to the Company's Form 10K for the year ended December 31, 1999.

	11.0*	Computation of per share earnings.  See Consolidated
                Statements of Operations.

    (b) Reports on Form 8-K

          On March 1, 2002, the Company filed a Form 8-K stating that on February 26, 2002, the Company appointed the accounting firm of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ending December 31, 2002. Arthur Andersen was dismissed upon completion of the December 31, 2001 audit.

EXHIBIT INDEX

Item Number (of Item 601 of Regulation S-K)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Harris & Harris Group, Inc.

                                     /s/ Helene B. Shavin
                                     ---------------------------
                                     By: Helene B. Shavin,
                                         Vice President and
                                         Controller


Date: May 15, 2002



