Form 10-Q
period 2002-06-30
HARRIS & HARRIS GROUP INC /NY/
filed 2002-08-14
CIK 893739

UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D. C.  20549

                                           Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

                        For quarterly period ended June 30, 2002

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

              For the transition period from ____________ to _____________

                                Commission File Number: 0-11576

                                   HARRIS & HARRIS GROUP, INC.
-------------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

New York                                                            13-3119827
-------------------------------------------------------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

    One Rockefeller Plaza, Rockefeller Center, New York, New York       10020
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

                        Yes[ X ]                           No [    ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                             Outstanding at August 5, 2002
-----------------------------------------------------------------------------
Common Stock, $0.01 par value per share               11,498,845 shares



                                     Harris & Harris Group, Inc.
                                      Form 10-Q, June 30, 2002

                                         TABLE OF CONTENTS

                                                                  Page Number
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial  Statements..............................   1

Consolidated Statements of Assets and Liabilities.......................   2

Consolidated Statements of Operations...................................   3

Consolidated Statements of Cash Flows...................................   4

Consolidated Statements of Changes in Net Assets........................   5

Consolidated Schedule of Investments....................................   6

Notes to Consolidated Financial Statements..............................  13

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations...............................................  21

Financial Condition.....................................................  21

Results of Operations...................................................  23

Liquidity and Capital Resources.........................................  25

Risk Factors............................................................  26

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....  31

PART II  OTHER INFORMATION

Item 1.	Legal Proceedings...............................................  33
Item 2.	Changes in Securities and Use of Proceeds.......................  33
Item 3.	Defaults Upon Senior Securities.................................  33
Item 4.	Submission of Matters to a Vote of Security Holders.............  33
Item 5.	Other Information...............................................  33
Item 6.	Exhibits and Reports on Form 8-K................................  34

Exhibit Index...........................................................  34
Signature.................................................................34


                            Harris & Harris Group, Inc.
                             Form 10-Q, June 30, 2002


PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

     The information furnished in the accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim period presented.

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

             CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	                          ASSETS
                                       June 30, 2002    December 31, 2001
                                        (Unaudited)         (Audited)

Investments, at value (Cost:
  $23,942,142 at 6/30/02,
  $37,714,285 at 12/31/01).............$ 24,954,644       $ 38,930,705
Cash and cash equivalents..............     874,781            135,135
Restricted funds (Note 5)..............     654,839            482,020
Interest receivable....................           0                 82
Note receivable ($6,987, net of
  reserve of $6,987 at 6/30/02)........           0             10,487
Prepaid expenses.......................      51,269             14,833
Other assets...........................     282,875            109,105
                                       ------------       ------------
Total assets...........................$ 26,818,408       $ 39,682,367
                                       ============       ============

                           LIABILITIES & NET ASSETS

Accounts payable and accrued
  liabilities..........................$  1,332,815       $  1,039,350
Bank loan payable (Note 7).............           0         12,495,777
Accrued profit sharing (Note 3)........     427,567            178,282
Deferred rent..........................      10,023             14,650
Current income tax (receivable)
  liability............................     (35,728)           255,068
Deferred income tax liability (Note 6).   1,351,606          1,364,470
                                       ------------       ------------
Total liabilities......................   3,086,283         15,347,597
                                       ------------       ------------
Commitments and contingencies (Note 7)

Net assets.............................$ 23,732,125       $ 24,334,770
                                       ============       ============
Net assets are comprised of:

Preferred stock, $0.10 par value,
  2,000,000 shares authorized;
  none issued..........................$          0       $          0

Common stock, $0.01 par value,
  25,000,000 shares authorized;
  10,692,971 issued at 6/30/02 and
  12/31/01.............................     106,930             106,930
Additional paid in capital (Note 4)....  27,228,748          27,228,748
Additional paid in capital - common
  stock warrants.......................     109,641             109,641
Accumulated net realized gain (loss)...     219,879             618,606
Accumulated unrealized appreciation
of investments, net of deferred tax
liability of $1,540,044 at 6/30/02
and 12/31/01...........................    (527,542)           (323,624)
Treasury stock at cost (1,828,740
  shares at 6/30/02 and 12/31/01)......  (3,405,531)         (3,405,531)
                                       ------------        ------------
Net assets.............................$ 23,732,125        $ 24,334,770
                                       ============        ============

Shares outstanding.....................   8,864,231           8,864,231
                                       ============        ============

Net asset value per outstanding share..$       2.68        $       2.75
                                       ============        ============

          The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                Three Months Ended          Six Months Ended
                               June 30,     June 30,     June 30,      June 30,
                                   2002         2001         2002          2001
Investment income:
 Interest from:
  Fixed-income securities.....$  40,135  $   117,846  $    94,271  $    270,376
  Affiliated companies........        0        1,765            0        11,382
 Other income.................   20,233       17,350       25,559        47,162
                              ---------  -----------  -----------  ------------
  Total investment income.....   60,368      136,961      119,830       328,920

Expenses:
 Profit-sharing accrual
  (reversal) (Note 3).........  121,326      712,982      249,285      (133,308)
 Salaries and benefits........  264,589      256,212      519,965       555,916
 Administration and
  operations..................  137,166      123,680      225,068       216,937
 Professional fees............  100,566       32,616      143,661        91,819
 Rent.........................   43,856       48,393       86,580        90,465
 Directors' fees and expenses.   36,102       23,366       77,178        46,356
 Depreciation.................    6,737        7,500       12,685        15,000
 Bank custody fees............    1,744        2,779        5,583         6,425
 Interest expense.............    3,000            0       10,776             0
                              ---------  -----------  -----------  ------------
  Total expenses..............  715,086    1,207,528    1,330,781       889,610
                              ---------  -----------  -----------  ------------
 Operating loss before
  income taxes................ (654,718)  (1,070,567)  (1,210,951)     (560,690)
 Income tax provision
  (Note 6)....................        0            0            0             0
                              ---------  -----------  -----------  ------------
Net operating loss............ (654,718)  (1,070,567)  (1,210,951)     (560,690)

Net realized gain (loss)
on investments:
 Realized gain (loss) on
   investments................  688,681      161,909      799,360    (1,032,743)
                              ---------  -----------  -----------  ------------
  Total realized gain (loss)..  688,681      161,909      799,360    (1,032,743)
 Income tax benefit
  (provision) (Note 6)........   47,087      (22,641)      12,864       (52,275)
                              ---------  -----------  -----------  ------------
 Net realized gain (loss)
  on investments..............  735,768      139,268      812,224    (1,085,018)

Net realized income (loss)....   81,050     (931,299)    (398,727)   (1,645,708)

Net increase (decrease) in unrealized appreciation on investments:
 Increase as a result of
  investment gain.............  353,221       36,881      353,221     1,564,963
 Increase on investments held.       71    3,216,789       45,077     3,216,789
 Decrease on investments held.      (53)    (497,712)    (602,216)   (5,108,725)
                              ---------  -----------  -----------  -------------
  Net change in unrealized
  appreciation
  on investments..............  353,239    2,755,958     (203,918)     (326,973)
                              ---------  -----------  -----------  ------------
 Income tax benefit (Note 6)..        0            0            0             0
 Net increase (decrease) in
  unrealized appreciation
  on investments..............  353,239    2,755,958     (203,918)     (326,973)

Net increase (decrease) in net assets
resulting from operations:
 Total........................ $434,289   $1,824,659  $  (602,645)  $(1,972,681)
                               ========   ==========  ===========   ===========
 Per outstanding share........ $   0.05   $     0.20  $     (0.07)  $     (0.22)
                               ========   ==========  ===========   ===========

                   The accompanying notes are an integral part of
                        these consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                           Six Months Ended   Six Months Ended
                                              June 30, 2002      June 30, 2001
Cash flows from operating activities:
Net decrease in net assets resulting
  from operations.........................  $   (602,645)        $(1,972,681)
Adjustments to reconcile net decrease
in net assets resulting from operations to
net cash used in operating activities:
  Net realized and unrealized gain on
   investments.............................     (595,442)          1,359,716
  Depreciation.............................       12,685              15,000

Changes in assets and liabilities:
  Restricted funds.........................     (172,819)           (108,759)
  Interest receivable......................           82              28,234
  Note receivable..........................       10,487                   0
  Prepaid expenses.........................      (36,436)             41,953
  Other assets.............................     (173,770)             (1,113)
  Accounts payable and accrued liabilities.      293,465              84,695
  Payable to broker for unsettled trade....            0            (115,005)
  Accrued profit sharing...................      249,285          (2,225,872)
  Current income tax liability.............     (290,796)         (5,734,899)
  Deferred income tax liability............      (12,864)                  0
  Deferred rent............................       (4,627)             (4,627)
                                               ------------         -----------
  Net cash used in operating activities....   (1,323,395)         (8,633,358)

Cash flows from investing activities:
  Net sale of short-term investments
    and marketable securities..............   18,472,315           7,579,689
  Proceeds from investments................      780,605           2,112,796
  Investment in private placements and
    loans..................................   (4,675,000)         (1,178,827)
  Purchase of fixed assets.................      (22,602)             (3,555)
                                            ------------          ----------
  Net cash provided by investing activities.  14,555,318           8,510,103

Cash flows from financing activities:
  Payment of bank loan payable.............  (12,495,777)                  0
  Collection on notes receivable...........        3,500                   0
                                            ------------         -----------
  Net cash used in financing activities....  (12,492,277)                  0
                                            ------------         -----------
Net increase (decrease) in cash and cash equivalents:
  Cash and cash equivalents at beginning
   of the period...........................      135,135             253,324
  Cash and cash equivalents at end of the
   period..................................      874,781             130,069
                                            ------------         -----------
  Net increase (decrease) in cash and cash
    equivalents............................ $    739,646         $  (123,255)
                                            ============         ===========
Supplemental disclosures of cash flow information:
  Income taxes paid........................ $    290,748         $ 5,787,174
  Interest paid............................ $     19,106         $         0


                  The accompanying notes are an integral part of
                       these consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                      (Unaudited)

                                Three Months Ended          Six Months Ended
                               June 30,     June 30,     June 30,      June 30,
                                   2002         2001         2002          2001

Changes in net assets
from operations:
 Net operating loss..........$  (654,718) $(1,070,567) $(1,210,951) $  (560,690)
 Net realized gain (loss) on
  investments................    735,768      139,268      812,224   (1,085,018)
 Net increase in unrealized
  appreciation on investments
  as a result of gain........    353,221       36,881      353,221    1,564,963
 Net increase (decrease) in
  unrealized appreciation
  on investments held........         18    2,719,077     (557,139)  (1,891,936)
                             -----------  -----------  -----------  -----------
 Net increase (decrease) in
  net assets resulting from
  operations.................    434,289    1,824,659     (602,645)  (1,972,681)

Net increase (decrease) in
  net assets.................    434,289    1,824,659     (602,645)  (1,972,681)

Net assets:

 Beginning of the period..... 23,297,836   28,036,135   24,334,770   31,833,475
	                     -----------  -----------  -----------  -----------
 End of the period...........$23,732,125  $29,860,794  $23,732,125  $29,860,794
                             ===========  ===========  ===========  ===========


                 The accompanying notes are an integral part of
                     these consolidated financial statements.

                  CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2002
                                          (Unaudited)

                                            Method of     Shares/
                                            Valuation (3) Principal  Value
                                            ------------- ---------  -----
Investments in Unaffiliated Companies (9)(10)(11) -- 18.6% of total investments

Private Placement Portfolio (Illiquid) -- 18.6% of total investments

AlphaSimplex Group, LLC (2) -- Investment
  advisory firm headed by Dr. Andrew W. Lo,
  holder of the Harris & Harris Group
  Chair at MIT................................(D)           --       $    4,087

Continuum Photonics, Inc. (1)(2)(4)(6) --
  Develops optical networking components
  by merging cutting-edge materials, MEMS
  and electronics technologies -- 3.76% of
  fully diluted equity
  Series B Convertible Preferred Stock........(A)         2,000,000   1,000,000

Exponential Business Development Company
  (1)(2)(5) -- Venture capital partnership
  focused on early stage companies
  Limited partnership interest................(A)            --          25,000

Kriton Medical, Inc. (1)(2)(5)(6) -- Develops
  ventricular assist devices -- 1.73% of
  fully diluted equity
  Series B Convertible Preferred Stock........(A)           476,191   1,000,001

NanoOpto Corporation (1)(2)(4)(5)(6) --
  Develops high performance, integrated
  optical communication sub-components on a
  chip by utilizing patented nano-manufacturing
  technology -- 1.45% of fully diluted equity
  Series A-1 Convertible Preferred Stock......(A)           267,857     625,000

Nantero, Inc. (1)(2)(5)(6) -- Develops a
  high density nonvolatile random access
  memory chip using nanotechnology -- 4.17%
  of fully diluted equity
  Series A Convertible Preferred Stock........(A)           345,070     489,999

NeoPhotonics Corporation (1)(2)(4)(5)(6) --
  Develops and manufactures planar optical
  devices and components using nanomaterials
  deposition technology -- 1.76% of fully
  diluted equity
  Series D Convertible Preferred Stock........(A)         1,498,802   1,000,000

Optiva, Inc. (1)(2)(4)(6) -- Develops and
  commercializes nanomaterials for advanced
  optical applications -- 1.36% of fully diluted equity
  Series C Convertible Preferred Stock........(A)           454,545     500,000
                                                                     ----------
Total Private Placement Portfolio (cost: $4,643,161).................$4,644,087
                                                                     ----------
Total Investments in Unaffiliated Companies (cost: $4,643,161).......$4,644,087


                The accompanying notes are an integral part
                          of this consolidated schedule.

             CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2002
                                       (Unaudited)

                                            Method of     Shares/
                                            Valuation (3) Principal  Value
                                            ------------- ---------  -----
Investments in Non-Controlled Affiliated Companies (9)(10)(12) -- 52.0% of total investments

Private Placement Portfolio (Illiquid) -- 52.0% of total investments

Experion Systems, Inc. (1)(2)(5)(6)(7) --
  Develops and sells software to credit
  unions -- 10.11% of fully diluted equity
  Series A Convertible Preferred Stock..........(D)       187,500
  Series B Convertible Preferred Stock..........(D)        22,500   $    600,000

Nanopharma Corp. (1)(2)(4)(5)(6) --
  Develops advanced nanoscopic drug
  delivery vehicles and systems -- 14.69%
  of fully diluted equity
  Series A Convertible Preferred Stock..........(A)       684,516        700,000

Nanotechnologies, Inc. (1)(2)(4)(6) -- Develops
  high-performance nanoscale materials for
  industry -- 6.48% of fully diluted equity
  Series B Convertible Preferred Stock..........(A)     1,538,837        750,000

NeuroMetrix, Inc. (1)(2)(5)(6) -- Develops
  and sells medical devices for monitoring
  neuromuscular disorders -- 13.03% of fully
  diluted equity
  Series A Convertible Preferred Stock..........(D)       875,000
  Series B Convertible Preferred Stock..........(D)       625,000
  Series C-2 Convertible Preferred Stock........(D)     1,148,100
  Series E Convertible Preferred Stock..........(D)       266,665      6,708,225

PHZ Capital Partners L.P. (2)(8) -- Organizes
  and manages investment partnerships utilizing
  its proprietary algorithms -- 20.0% of fully
  diluted equity
  Limited partnership interest..................(D)          --        3,492,547

Questech Corporation (1)(2)(5)(6) --
  Manufactures and markets proprietary metal
  decorative tiles -- 6.74% of fully diluted
  equity
  Common Stock..................................(B)       646,954
  Warrants at $5.00 expiring 11/15/04...........(B)         1,965
  Warrants at $1.50 expiring 11/16/05...........(B)         1,250       724,588

Schwoo, Inc. (1)(2)(5)(6) -- Develops software
  that automatically manages e-commerce security
  infrastructure -- 14.88% of fully diluted
  equity
  Series B Convertible Preferred Stock..........(D)     2,306,194
  Convertible Bridge Loans......................(D)      $360,250
  Series B Convertible Preferred Warrants.......(D)       934,985             0
                                                                    -----------
Total Private Placement Portfolio (cost: $11,962,545)...............$12,975,360
                                                                    -----------
Total Investments in Non-Controlled Affiliated Companies
  (cost: $11,962,545)...............................................$12,975,360
                                                                    -----------

                  The accompanying notes are an integral
                     part of this consolidated schedule.

              CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2002
                                  (Unaudited)

                                            Method of     Shares/
                                            Valuation (3) Principal  Value
                                            ------------- ---------  -----

U.S. Government and Agency Obligations -- 29.4% of total investments

  U.S. Treasury Bills -- due date 07/11/02......(K)       $2,250,000 $ 2,248,718
  U.S. Treasury Bills -- due date 07/18/02......(K)       $  550,000 $   549,494
  U.S. Treasury Bills -- due date 08/15/02......(K)       $  800,000 $   798,248
  U.S. Treasury Bills -- due date 08/22/02......(K)       $1,900,000 $ 1,895,212
  U.S. Treasury Bills -- due date 09/12/02......(K)       $1,850,000 $ 1,843,525
                                                                     -----------
Total Investments in U.S. Government (cost: $7,336,436)..............$ 7,335,197
                                                                     -----------
Total Investments -- 100% (cost: $23,942,142)........................$24,954,644
                                                                     ===========


                The accompanying notes are an integral part
                       of this consolidated schedule.

              CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2002
                                     (Unaudited)

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

(5) No changes in valuation occurred in these investments during the three months ended June 30, 2002.

(6) These investments are development stage companies. A development stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations or it has commenced such operations but has not realized significant revenue from them.

(7)   Previously named MyPersonalAdvocate.com, Inc.

(8) Harris Partners I, L.P. owns a 20 percent limited partnership interest in PHZ Capital Partners L.P. The partners of Harris Partners I, L.P. are Harris & Harris Enterprises, Inc. (sole general partner) and Harris & Harris Group, Inc. (sole limited partner). Harris & Harris Enterprises, Inc. is a 100 percent owned subsidiary of Harris & Harris Group, Inc.

(9) Investments in unaffiliated companies consist of investments in which the Company owns less than five percent of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which the Company owns more than five percent but less than 25 percent of the portfolio company. Investments in controlled affiliated companies consist of investments in which the Company owns more than 25 percent of the portfolio company.

(10) The percentage ownership of each portfolio company disclosed in the Consolidated Schedule of Investments expresses the potential common equity interest in each such portfolio company. The calculated percentage represents the amount of the issuer's common stock the Company owns or can acquire as a percentage of the issuer's total outstanding common stock plus common shares reserved for issued and outstanding warrants, convertible securities and all authorized stock options, both granted and ungranted.

(11) The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $4,643,161. The gross unrealized appreciation based on the tax cost for these securities is $926.

(12) The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $11,962,545. The gross unrealized depreciation based on the tax cost for these securities is $3,754,453. The gross unrealized appreciation based on the tax cost for these securities is $4,767,268.


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

     The June 30, 2002 consolidated financial statements include a liability for deferred taxes on the remaining net built-in gains as of December 31, 1998, net of the unutilized operating and capital loss carryforwards incurred by the Company through December 31, 1998.

     The December 31, 2001 consolidated financial statements also reflect a tax provision on net realized long-term capital gains which the Company retained for liquidity and to fund investment opportunities, rather than distribute to shareholders as a cash distribution. Accordingly, the Company declared a designated undistributed capital gain dividend for the year. (See "Note 6. Income Taxes" and Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Recent Developments -- Sub-Chapter M Status.")

     The Company pays federal, state and local income taxes on behalf of its wholly owned subsidiary, Harris & Harris Enterprises, which is a C corporation. (See Note 6. Income Taxes.)

     Estimates by Management. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2002 and December 31, 2001, and the reported amounts of revenues and expenses for the three months ended June 30, 2002 and June 30, 2001. Actual results could differ from these estimates.

     The interim financial data as of June 30, 2002 and for the six months ended June 30, 2002 and June 30, 2001 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

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

     On July 23, 2002, the Board of Directors passed a resolution to modify the Employee Profit-Sharing Plan to grandfather current employees with regard to a significant portion of the existing profit-sharing participation in existing portfolio investments. The grandfathering would be equal to 90 percent of the percentage participation in the existing non-tiny technology investments and 75 percent of the percentage participation in the existing tiny-technology investments. The grandfathered participation would be honored by the Company whether or not an eligible participant were still employed by the Company or were still alive (in the event of death, the grandfathered participations would be paid to the eligible participant's estate), unless the eligible participant had been dismissed for cause. With regard to new investments, both current and new employees would be required to be employed by the Company at the time of distribution in order to participate in profit sharing.

     As soon as practicable following the year-end audit, the Board of Directors will determine whether, and if so how much, Qualifying Income exists for a plan year, and 90 percent of the Qualifying Income will be paid out to Plan participants pursuant to the distribution percentages set forth in the Plan. The remaining 10 percent will be paid out after the Company has filed its federal tax return for that year in which Qualifying Income exists. Currently, the distribution amounts for each officer and employee are as follows: Charles E. Harris, 13.790 percent; Mel P. Melsheimer, 4.233 percent; Helene B. Shavin, 1.524 percent; and Jacqueline M. Matthews, 0.453 percent. In one case, for a former employee, who left the company for other than cause, the amount earned will be accrued and may subsequently be paid to such participant.

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

     The Company calculates the Plan accrual at each quarter end based on the net realized and gross unrealized gains at that date, net of estimated operating expenses for the year. Any adjustments to the Plan accrual are then reflected in the Consolidated Statements of Operations for the quarter. The Plan accrual is not paid out until the gains are realized. During the first six months of 2002, primarily as a result of an increase in the net realized gains from investments which are included in the bonus accrual calculation, the cumulative accrual was increased by $249,285 to $427,567.

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


     Since 1998, the Company has repurchased a total of 1,859,047 of its shares for a total of $3,496,388, including commissions and expenses, at an average price of $1.88 per share. These treasury shares were reduced by the purchases made by the Directors. On July, 23, 2002, because of the Company's recent decision to invest in tiny technology, the Board of Directors reaffirmed its commitment not to authorize the purchase of additional shares of stock in the foreseeable future.

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

     The tax character of the 2000 and 2001 deemed dividend is long-term capital gain.

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


Government securities as determined by Mr. Harris. The SERP Account will be credited and debited to reflect the deemed investment returns, losses and expenses attributed to such deemed investments and reinvestments. Mr. Harris' benefit under the SERP will equal the balance in the SERP Account and such benefit will always be 100 percent vested (i.e., not forfeitable). Mr. Harris will determine the form and timing of the distribution of the balance in the SERP Account; provided, however, in the event of termination, the balance in the SERP Account will be distributed to Mr. Harris or his beneficiary, as the case may be, in a lump-sum payment within 30 days of such termination. The Company will establish a rabbi trust for the purpose of accumulating funds to satisfy the obligations incurred by the Company under the SERP. The restricted funds for the SERP Plan total $654,839 as of June 30, 2002. Mr. Harris' rights to benefits pursuant to this SERP will be no greater than those of a general creditor of the Company.

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

     On June 30, 1994, the Company adopted a plan to provide medical and health insurance for retirees, their spouses and dependents who, at the time of their retirement, have ten years of service with the Company and have attained 50 years of age or have attained 45 years of age and have 15 years of service with the Company. On February 10, 1997, the Company amended this plan to include employees who "have seven full years of service and have attained 58 years of age." The coverage is secondary to any government provided or subsequent employer provided health insurance plans. Based upon actuarial estimates, the Company provided an original reserve of $176,520 that was charged to operations for the period ending June 30, 1994. As of June 30, 2002 the Company had a reserve of $385,935 for the plan.

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

     During the six months ended June 30, 2002, the Company accrued a net tax benefit of $12,864. The Company pays federal, state and local taxes on behalf of its wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is taxed as a C Corporation.

     For the three and six months ended June 30, 2002 and 2001, the Company's income tax provision was allocated as follows:

                      Three Months   Three Months   Six Months     Six Months
                      Ended          Ended          Ended          Ended
                      June 30, 2002  June 30, 2001  June 30, 2002  June 30,2001

Net operating loss.....$          0   $          0   $          0   $         0

Net realized (loss)
gain on investments....     (47,087)        22,641        (12,864)       52,275

Net increase in
unrealized
appreciation on
investments............           0              0              0             0
                       ------------   ------------   ------------   -----------
Total income tax
(benefit)
provision..............$    (47,087)  $     22,641   $    (12,864)  $    52,275
                       ============   ============   ============   ===========

     The above tax (benefit) provision consists of the following:

Current................$          0   $     22,641   $          0   $    52,275
Deferred -- Federal....     (47,087)             0        (12,864)            0
                       ------------   ------------   ------------   -----------
Total income tax
provision..............$    (47,087)  $     22,641   $    (12,864)  $    52,275


     The Company's net deferred tax liability at June 30, 2002 and December 31, 2001 consists of the following:

                                           June 30, 2002      December 31, 2001

Tax on unrealized appreciation on
built-in gains.............................$  1,540,044        $   1,540,044

Net operating loss and capital carryforward
on built-in gains..........................    (175,574)            (175,574)

Net operating loss carryforward............     (12,864)                   0
                                           ------------        -------------
Net deferred income tax liability..........$  1,351,606        $   1,364,470


NOTE 7.  COMMITMENTS AND CONTINGENCIES

     During 1993, the Company signed a ten-year lease with sublet provisions for office space. In 1995, this lease was amended to include additional office space. During 1999, the Company sublet this space to an unaffiliated party. Rent expense under this lease was $43,856 and $48,393 for the three months ended June 30, 2002 and June 30, 2001 and $86,580 and $90,465 for the six months ended June 30, 2002 and June 30, 2001, respectively. Future minimum lease payments in 2003 are $101,946.

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

NOTE 8.  SUBSEQUENT EVENTS

     On July 8, 2002, the Company filed a final prospectus under Rule 497 of the Securities Act of 1933 with the SEC for the issuance of transferable rights to its shareholders. The rights allowed the shareholders to subscribe for a maximum of 2,954,743 new shares of the Company's common stock, of which 2,634,614 new shares were subscribed for pursuant to the rights offering. Upon consummation of the offer, the Company intended to raise gross proceeds of approximately $6,648,172,without exclusion of expenses relating to the offer. The actual amount of gross proceeds raised upon consummation of the offer was $5,927,882, without exclusion of expenses relating to the offer. The Company expects to invest, directly or indirectly, the proceeds of the offer, excluding expenses, in accordance with its investment objectives and policies within the 12 months following the receipt of such proceeds, depending on the available investment opportunities for the types of investments in which the Company principally invests.

     On July 23, 2002, the Board of Directors passed a resolution to modify the Employee Profit-Sharing Plan to grandfather current employees with regard to a significant portion of the existing profit-sharing participation in existing portfolio investments. The grandfathering would be equal to 90 percent of the percentage participation in the existing non-tiny technology investments and 75 percent of the percentage participation in the existing tiny-technology investments. The grandfathered participation would be honored by the Company whether or not an eligible participant were still employed by the Company or were still alive (in the event of death, the grandfathered participations would be paid to the eligible participant's estate), unless the eligible participant had been dismissed for cause. With regard to new investments, both current and new employees would be required to be employed by the Company at the time of distribution in order to participate in profit sharing.

     Harris & Harris Group had intended to ask shareholders at the Annual Meeting to approve changing the name of the company to Tiny Technology Venture Capital, Inc. However, the Company now believes that a recently adopted rule of the Securities and Exchange Commission under the Investment
Company Act of 1940, as amended, (Rule 35d-1) would apply to business development companies and would require, if the Company changed its name, that the Company maintain investment of at least 80 percent of its total assets in tiny-technology companies. In light of its need to maintain liquidity for follow-on investments, the Company believes that it would not be in the best interest of shareholders to adopt a name that would prevent such liquidity. Accordingly, the Company will not ask shareholders to approve a name change at the Annual Meeting, and the Company will retain its name.

Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations

     The Company accounts for its operations utilizing accounting principles generally accepted in the United States for investment companies. On this basis, the principal measure of its financial performance is captioned "Net increase (decrease) in net assets resulting from operations," which is the sum of three elements. The first element is "Net operating (loss) income," which is the difference between the Company's income from interest, dividends, and fees and its operating expenses. The second element is "Net realized gain
(loss) on investments," which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, net of applicable income tax benefit (provision). These two elements are combined in the Company's financial statements and reported as "Net realized income
(loss)." The third element, "Net increase (decrease) in unrealized appreciation on investments," is the net change in the fair value of the Company's investment portfolio.

     "Net realized gain (loss) on investments" and "Net increase (decrease) in unrealized appreciation on investments" are directly related. When a security is sold to realize a gain (loss), net unrealized appreciation decreases (increases) and net realized gain (loss) (decreases) increases.

Financial Condition

     The Company's total assets and net assets were, respectively, $26,818,408 and $23,732,125 at June 30, 2002, compared with $39,682,367 and $24,334,770 at
December 31, 2001.

     Among the significant changes in the six months ended June 30, 2002 were: (1) the payment of $271,467 in federal income taxes as a result of the Company's deemed dividend distribution; (2) decline in the value of the Company's investment in Experion Systems, Inc. of $600,000; (3) decrease in bank loan payable of $12,495,777; (4) establishment of a reserve against the note receivable of $6,897; and (5) the recording as Other Assets of $176,726 of estimated costs associated with the filed registration statement on Form N-2 with the SEC for issuance of transferable rights to shareholders.

     Net asset value per share ("NAV") was $2.68 at June 30, 2002, versus $2.75 at December 31, 2001.

     The Company's shares outstanding remained unchanged during the six months ended June 30, 2002.

     The Company's financial condition is dependent on the success of its investments. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth and have little or no history of operations. At June 30, 2002, $17,619,447 or 65.7 percent of the Company's total assets (74.2 percent of the Company's net assets) consisted of non-publicly traded securities at fair value, of which net unrealized appreciation was $1,013,741.

     The increase in the value of the non-publicly traded securities from $13,120,978 at December 31, 2001 to $17,619,447 at June 30, 2002 resulted primarily from the Company's six new tiny-technology enabled investments and the liquidation of Informio, Inc. The increase was partially offset by the net effect of an additional investment and decrease in valuation of the Company's holdings in Experion Systems, Inc.

	A summary of the Company's investment portfolio is as follows:

                                         June 30, 2002     December 31, 2001

Investments, at cost..................... $23,942,142         $37,714,285

Unrealized appreciation..................   1,012,502           1,216,420
                                          -----------         -----------
Investments, at fair value............... $24,954,644         $38,930,705
                                          ===========         ===========

     The accumulated unrealized appreciation on investments net of deferred taxes is ($351,966) at June 30, 2002, versus ($148,049) at December 31, 2001.

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

     The following table is a summary of the cash investments made by the Company in its private placement portfolio during the six months ended June 30, 2002:

New Investments:                           Amount
----------------                           ------

Continuum Photonics, Inc.                 $1,000,000
Nanopharma Corp.                             700,000
NanoOpto Corporation                         625,000
Nanotechnologies, Inc.                       750,000
NeoPhotonics Corporation                   1,000,000
Optiva, Inc.                                 500,000

Additional Investments:
----------------------
Experion Systems, Inc.                    $  100,000

Total                                     $4,675,000


Results of Operations

Investment Income and Expenses:

     The Company had net operating loss of $1,210,951 and $560,690 for the six months ended June 30, 2002 and June 30, 2001, respectively. The Company's net operating loss reflected an increase to expenses of $441,171 in the six months ended June 30, 2002 primarily related to increases in the employee profit-sharing accrual and professional fees.

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

     The Company had interest income from fixed-income securities of $94,271 and $270,376 for the six months ended June 30, 2002 and June 30, 2001, respectively. The decrease of $176,105 or 65.1 percent reflects primarily the steep decline in short-term interest rates during the six months ended June 30, 2002 versus the six months ended
June 30, 2001.

     The Company had interest income from affiliated companies of $0 and $11,382 for the six months ended June 30, 2002 and June 30, 2001, respectively. The decrease of $11,382 is owing to the decrease in the outstanding loans to investee companies since the second quarter of 2001. The amount of outstanding loans to investee companies varies.

     The Company had other income of $25,559 and $47,162 for the six months ended June 30, 2002 and June 30, 2001, respectively. Other income primarily represents rental income from subletting office space to an unaffiliated party. The rental income was offset in the six months ended June 30, 2002 by a reserve against a note receivable and in the six months ended June 30, 2001 by a gain on the sale of Company property.

     Operating expenses were $1,330,781 and $889,610 for the six months ended June 30, 2002 and June 30, 2001, respectively. The operating expenses of the six months ended June 30, 2002 and 2001 reflect an increase (decrease) in the employee profit-sharing accrual of $249,285 and ($133,308), respectively, owing primarily to increases in realized gains in 2002 and decreases in unrealized appreciation of investments in 2001 for the six-month period. Salaries and benefits decreased $35,951 or 6.5 percent, primarily as a result of no bonus payroll taxes in 2002. Professional fees increased $51,842 or 56.5 percent, primarily as a result of new investment expenses. Director's fees and expenses increased $30,822 or 66.5 percent, as a result of audit committee meetings regarding the appointment of PricewaterhouseCoopers LLP as independent public accountants for the Company for the year ending December 31, 2002; nominating committee meetings resulting in the appointment of two additional members of the Board of Directors; and additional expenses associated with the new members. Interest expense increased $10,776, as a result of the interest expense on the asset line of credit.

The Company had interest income from fixed-income securities of $40,135 and $117,846 for the three months ended June 30, 2002 and June 30, 2001, respectively, reflecting the steep decline in short-term interest rates during the three months ended June 30, 2002, versus the three months ended June 30, 2001. The Company had other income of $20,233 and $17,350 for the three months ended June 30, 2002 and June 30, 2001, respectively. Other income primarily represents rental income from subletting office space to an unaffiliated party. In the second quarter of 2002, other income included a $3,500 payment received on the fully reserved note receivable.

     Operating expenses were $715,086 and $1,207,528 for the three months ended June 30, 2002 and June 30, 2001, respectively. The operating expenses of the second quarter of 2001 reflect an increase in the employee profit-sharing accrual of $712,982, owing to an increase in unrealized appreciation of investments for the three months ended
June 30, 2001. The operating expenses of the second quarter of 2002 reflect an increase in profit sharing of $121,326, owing to an increase in realized gains for the three months ended June 30, 2002. Professional fees increased $67,950 or 208.3 percent primarily as a result of new investment expenses. Directors' fees and expenses increased $12,736 or
54.5 percent primarily as a result of the increased expenses associated with two additional members of the Board of Directors.

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

Realized Gains and Losses on Portfolio Securities:

     During the six months ended June 30, 2002 and 2001, the Company realized gains (losses) of $799,360 and ($1,032,743), respectively. During the six months ended June 30, 2002, the Company's realized gains of $799,360 consisted primarily of $55,498 received from the Nanophase Technologies Litigation Settlement Fund and $1,108,226 from its partnership interest in PHZ Capital Partners L.P., offset by a loss of $350,583 on the dissolution of Informio, Inc.

     During the six months ended June 30, 2001, the Company realized losses of $1,032,743, consisting primarily of a loss on the sale of 350,000 shares of SciQuest.com common stock offset by a gain of $277,177 from the Company's partnership interest in PHZ Capital Partners L.P.

     During the three months ended June 30, 2002 and June 30, 2001, the Company realized gains of $688,681 and $161,909, respectively. During the three months ended June 30, 2002, the Company realized a net gain of $688,681, consisting primarily of a gain of $986,187 from its partnership interest in PHZ Capital Partners L.P., offset by a loss of $350,583 on the dissolution of Informio, Inc.

     During the three months ended June 30, 2001, the Company realized a net gain of $161,909, consisting primarily of a gain of $204,744 from its partnership interest in PHZ Capital Partners L.P. and a loss of $38,890 on the sale of its position in Kana Communications.

Unrealized Appreciation and Depreciation of Portfolio Securities:

     The Board of Directors values the portfolio securities on a quarterly basis pursuant to the Company's Asset Valuation guidelines in accordance with the 1940 Act. (See "Footnote to Consolidated Schedule of Investments" contained in "Item 1. Consolidated Financial Statements.")

     Net unrealized appreciation on investments decreased by $203,918 or 16.8% during the six months ended June 30, 2002, from $1,216,420 to $1,012,502, primarily as a result of the decline in the value of the Company's holdings in Experion Systems, Inc., offset by the increase in unrealized appreciation of $353,221 as a result of the realization of the loss on the dissolution of Informio, Inc.

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

     Net unrealized appreciation increased by $353,239 or 53.6% during the three months ended June 30, 2002, from $659,263 to $1,012,502, owing primarily to the increase in unrealized appreciation of $353,221 as a result of the realization of the loss on the dissolution of Informio, Inc.

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

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash, receivables and freely tradable marketable securities. The Company's secondary sources of liquidity are restricted securities of companies that are publicly traded. At June 30, 2002 and December 31, 2001, respectively, the Company's total primary liquidity was $8,258,570 and $13,459,654. On both of the corresponding dates, the Company's total secondary liquidity was $0 as the Company had no publicly traded securities. The Company's tertiary source of liquidity is its holding of PHZ Capital Partners L.P., from which the Company received cash distributions in the first six months of 2002 of $581,616.

     The decrease in the Company's primary source of liquidity from December 31, 2001 to June 30, 2002 is primarily owing to the: (1) payment of federal income taxes of $271,467; (2) investment in Nanopharma Corp. of $700,000; (3) investment in NanoOpto Corporation of $625,000; (4) investment in NeoPhotonics Corporation of $1,000,000; (5) investment in Experion Systems, Inc. of $100,000; (6) investment in Continuum Photonics, Inc. of $1,000,000; (7) investment in Nanotechnologies, Inc. of $750,000; (8) investment in Optiva, Inc. of $500,000; and (9) use of funds for operating expenses.

     From December 31, 2001 to June 30, 2002, the Company's liabilities for accrued employee profit sharing increased by $121,326 or 39.6 percent to $427,567, primarily as a result of an increase in the realized gains from investments included in the bonus accrual calculation.

     The Company's total income tax liability decreased by $303,660 or
18.7 percent to $1,315,878, primarily as a result of the payment of taxes in connection with the deemed dividend distribution.

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

     On January 22, 2002, the Company announced that its Board of Directors had declared a deemed dividend for 2001 of $0.0875 per share for a total of $775,620 and paid corporate taxes on behalf of shareholders of $0.030625 per share for a total of $271,467.

Risk Factors

Investing in the Company's stock is highly speculative and the investor could lose some or all of the amount invested.

     The value of the Company's common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or all of the amount invested in the Company's shares of common stock. The securities markets frequently experience extreme price and volume fluctuations which affect market prices for securities of companies generally and technology and very small capitalization companies in particular. Because of the Company's focus on the technology and very small capitalization sectors and because it is a small capitalization company, its stock price is especially likely to be affected by these market conditions. General economic conditions, and general conditions in the life sciences, nanotechnology, tiny technology, material sciences, Internet and information technology and other high technology industries, will also affect the Company's stock price. During the first quarter of 2002, the Company decided to make all of its new private equity investments in tiny technology, including nanotechnology, microsystems and microelectromechanical systems (MEMS). Tiny technology investments are new and especially risky, involving science and technology risks as well as commercialization risks.

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

The market for venture capital investments, including tiny technology investments, is highly competitive. In addition to finding attractive investment opportunities, in some cases, the Company's status as a regulated business development company may hinder its ability to participate in investment opportunities or to protect the value of existing investments because of "pay to play" provisions in which preferred protections such as dilution protection may be forfeited or preferred stock may be converted to common stock by failure to invest in subsequent rounds of financing.

     The Company faces substantial competition in its investing activities from private venture capital funds, investment affiliates of large industrial, technology, service and financial companies, small business investment companies, wealthy individuals and foreign investors. As a result, the sources of funding are many, but attractive investment opportunities are too few. Hence, the Company faces substantial competition in sourcing good investment opportunities on terms of investment that are commercially attractive. Further, as a regulated business development company, the Company is required to disclose quarterly the name and business description of portfolio companies and value of any portfolio securities. Most of the Company's competitors are not subject to such disclosure requirements. The Company's obligation to disclose such information could hinder its ability to invest in certain portfolio companies. Additionally, other regulations, current and future, may make the Company less attractive as a potential investor to a given portfolio company than a private venture capital fund not subject to the same regulations. Also, compliance with certain regulations applicable to the Company's business may prevent the Company from making follow-on investments that would be in the Company's and its investors' best interest.

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

     The Company is dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of its senior management and other management members. The Company utilizes outside consultants, including its two newest Directors, Dr. Kelly S. Kirkpatrick and Lori D. Pressman, and lawyers to assist the Company in conducting due diligence when evaluating potential investments. The future success of the Company depends to a significant extent on the continued service and coordination of its senior management team, particularly Charles E. Harris, the Company's Chairman and Chief Executive Officer.
The departure of any of the executive officers or key employees could materially adversely affect the Company's ability to implement its business strategy. The Company does not maintain for its benefit any key man life insurance on any of its officers or employees.

Investing in small, private companies involves a high degree of risk and is highly speculative.

     There are significant risks inherent in the Company's venture capital business. The Company has invested a substantial portion of its assets in privately held development stage or start-up companies. These privately held businesses tend to be thinly capitalized, unproven, small companies with risky technologies that lack management depth and have not attained profitability or have no history ofoperations.
Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Company expects that some of its venture capital investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential. The Company has been risk seeking rather than risk averse in its approach to venture capital and other investments. Neither the Company's investments nor an investment in the Company is intended to constitute a balanced investment program. Tiny technology companies in particular are unproven, with significant science and technology risks as well as commercialization risks. The Company has in the past relied, and continues to rely to a large extent, upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses. Such sales are unpredictable and may not occur.

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

     The Company will continue to need capital to fund investments and to pay for operating expenses. As a RIC, the Company annually must distribute at least 90 percent of its investment company taxable income as a dividend and may either distribute or retain its realized net capital gains from investments. As a result, such earnings may not be available to fund investments. If the Company fails to generate net realized long-term capital gains or to obtain funds from outside sources, it could have a material adverse effect on the Company's financial condition and results as well as its ability to make follow-on and new investments. The
Company is not normally permitted to establish reserves for taxes on unrealized capital gains. In addition, as a BDC, the Company is generally required to maintain a ratio of at least 200 percent of total assets to total borrowings, which may restrict its ability to borrow in certain circumstances.

Loss of status as a RIC would reduce the Company's net asset value by forcing it to establish currently unestablished reserves for taxes.

     As a RIC, the Company does not pay Federal income taxes on its income that is distributed to its shareholders. It is not permitted to establish reserves for taxes on its unrealized capital gains. If the Company failed to qualify for RIC status, it would have to establish such reserves for taxes, which would reduce its net asset value, net of a reduction in the reserve for employee profit sharing, accordingly. To the extent that the Company, as a RIC, were to decide to make a deemed distribution of net realized capital gains and were to retain such net realized capital gains, it would have to establish appropriate reserves for taxes upon making such a decision and subsequently pay such taxes.

Leveraging by the Company could result in making the Company's total return to common shareholders more volatile.

     Leverage entails two primary risks. The first risk is that the use of leverage magnifies the impact on the common shareholders of changes in net asset value. For example, a fund that uses 33% leverage (that is, $50 of leverage per $100 of common equity) will show a 1.5% increase or decline in net asset value for each 1% increase or decline in the value of its total assets. The second risk is that the cost of leverage will exceed the return on the securities acquired with the proceeds of leverage, thereby diminishing rather than enhancing the return to common shareholders. If the Company were to utilize leverage, these two risks would generally make its total return to common shareholders more volatile. In addition, the Company might be required to sell investments in order to meet dividend or interest payments on the debt or preferred stock when it might be disadvantageous to do so.

     As provided in the 1940 Act and subject to certain exceptions, the Company can issue debt or preferred stock so long as its total assets immediately after such issuance, less certain ordinary course liabilities, exceed 200% of the amount of the debt outstanding and exceed 200% of the sum of the amount of the preferred stock and debt outstanding. Such debt or preferred stock may be convertible in accordance with SEC guidelines which may permit the Company to obtain leverage at attractive rates. A leveraged capital structure creates certain special risks and potential benefits not associated with unleveraged funds having similar investment objectives and policies. Any investment income or gains from the capital represented by preferred shares or debt which is in excess of the dividends payable thereon will cause the total return of the common shares to be higher than would otherwise be the case. Conversely, if the investment performance of the capital represented by preferred shares or debt fails to cover the dividends payable thereon, the total return of the common shares would be less or, in the case of negative returns, would result in higher negative returns to a greater extent than would otherwise be the case. The requirement under the 1940 Act to pay in full dividends on preferred shares or interest on debt before any dividends may be paid on the common shares means that dividends on the common shares from earnings may be reduced or eliminated. Although an inability to pay dividends on the common shares could conceivably result in the Company ceasing to qualify as a RIC under the Code, which would be materially adverse to the holders of the common shares, such inability could be avoided through the use of mandatory redemption requirements designed to ensure that the Company maintains the necessary asset coverage.

     The class voting rights of preferred shares could make it more difficult for the Company to take certain actions that may, in the future, be proposed by the Board and/or the holders of common stock, such as a merger, exchange of securities, liquidation or alteration of the rights of a class of the Company's securities if such action would be adverse to the preferred shares.

     Preferred shares will be issued only if the Company's Board of Directors determines in light of all relevant circumstances known to the Board that to do so would be in the Company's best interest and in the best interest of the Company's common shareholders. The circumstances that the Board will consider before issuing preferred shares include not only the dividend rate on the preferred shares in comparison to the Company's historical performance, but also such matters as the terms on which the Company can call the preferred shares and the Company's ability to meet the asset coverage tests and other requirements imposed by the rating agencies for such preferred shares.

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

     The Company's business of making private equity investments and positioning them for liquidity events also may be adversely affected by current and future market and economic conditions. Significant changes in the public equity markets could have an effect on the valuations of privately held companies and on the potential for liquidity events involving such companies, and such changes could adversely affect the amount and timing of gains that may be realized on the Company's investments.

The Company invests in privately held companies that may complete initial public offerings. These types of companies can be highly volatile and have uncertain liquidity.

     When companies in which the Company has invested as private entities complete initial public offerings, they are by definition unseasoned issues. Typically, they have relatively small capitalizations. Thus, they can be expected to be highly volatile and of uncertain liquidity. If they are perceived as suffering from adverse news or developments and/or the capital markets are in a negative phase, not only their market prices, but also their liquidity can be expected to be affected negatively. Historically, the Company has also invested in unseasoned publicly traded companies with similar characteristics and thus with similar exposure to potential negative volatility and illiquidity. The decimalization of the stock markets, particularly Nasdaq, may have decreased liquidity of stocks in general and small capitalization issues in particular. In addition, the imposition of decimalization on the stock exchanges, particularly Nasdaq, may have reduced liquidity and increased volatility and riskiness of small, thinly traded public companies because it may have lessened the incentive for dealers to market and make markets in smaller issues.

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

      11.0* Computation of per share earnings. See Consolidated Statements of Operations.

      99.0 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


Date: August 14, 2002

