Form 10-Q
period 2002-09-30
HARRIS & HARRIS GROUP INC /NY/
filed 2002-11-13
CIK 893739

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

                                   Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

             For quarterly period ended September 30, 2002

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______ to _________

                     Commission File Number: 0-11576

                       HARRIS & HARRIS GROUP, INC.
-----------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

New York                                                 13-3119827
-----------------------------------------------------------------------
(State or other jurisdiction of	      (IRS Employer Identification No.)
 incorporation or organization)

One Rockefeller Plaza, Rockefeller Center, New York, New York    10020
------------------------------------------------------------------------
(Address of Principal Executive Offices)	(Zip Code)


                            (212) 332-3600
------------------------------------------------------------------------
         (Registrant's telephone number, including area code)

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

            Class                       Outstanding at November 1, 2002
------------------------------------------------------------------------
Common Stock, $0.01 par value per share	         11,498,845 shares



                            Harris & Harris Group, Inc.
                           Form 10-Q, September 30, 2002

                                 TABLE OF CONTENTS

                                                            Page Number

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial  Statements. . . . . . . . . .        1

Consolidated Statements of Assets and Liabilities . . . . . .        2

Consolidated Statements of Operations . . . . . . . . . . . .        3

Consolidated Statements of Cash Flows . . . . . . . . . . . .        4

Consolidated Statements of Changes in Net Assets. . . . . . .        5

Consolidated Schedule of Investments. . . . . . . . . . . . .        6

Notes to Consolidated Financial Statements. . . . . . . . . .       13

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations . . . . . . . . . . . . .       21

Financial Condition . . . . . . . . . . . . . . . . . . . . .       21

Results of Operations . . . . . . . . . . . . . . . . . . . .       23

Liquidity and Capital Resources . . . . . . . . . . . . . . .       25

Risk Factors. . . . . . . . . . . . . . . . . . . . . . . . .       26

Item 3.  Quantitative and Qualitative Disclosures About
Market Risk . . . . . . . . . . . . . . . . . . . . . . . . .       32

Item 4.  Controls and Procedures. . . . . . . . . . . . . . .       33

PART II  OTHER INFORMATION

Item 1.	Legal Proceedings . . . . . . . . . . . . . . . . . .       34
Item 2.	Changes in Securities and Use of Proceeds . . . . . .       34
Item 3.	Defaults Upon Senior Securities	. . . . . . . . . . .       34
Item 4.	Submission of Matters to a Vote of Security Holders .       34
Item 5.	Other Information . . . . . . . . . . . . . . . . . .       34
Item 6.	Exhibits and Reports on Form 8-K. . . . . . . . . . .       34

Signature . . . . . . . . . . . . . . . . . . . . . . . . . .       35


                         Harris & Harris Group, Inc.
                        Form 10-Q, September 30, 2002


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

     On March 7, 2002, the Company received SEC certification and qualified for RIC treatment for 2001 (as it had for 2000 and 1999). Although the SEC certification for 2001 was issued, there can be no assurance that the Company will qualify for or receive such certification for subsequent years (to the extent it needs additional certification as a result of changes in its portfolio) or that it will actually qualify for Sub-Chapter M treatment in subsequent years. In addition, under certain circumstances, even if the Company qualified for Sub-Chapter M treatment in a given year, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a C Corporation, rather than as a RIC.

             CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	                            ASSETS

                                  September 30, 2002  December 31, 2001
                                       (Unaudited)        (Audited)

Investments, at value (Cost:
 $30,117,427 at 9/30/02,
 $37,714,285 at 12/31/01)...............$31,502,104         $38,930,705
Cash and cash equivalents...............    412,404             135,135
Restricted funds (Note 5)...............    745,646             482,020
Interest receivable.....................         90                  82
Note receivable ($3,987, net of reserve
  of $3,987 at 9/30/02).................          0              10,487
Prepaid expenses........................     20,587              14,833
Other assets............................    104,154             109,105
                                        -----------         -----------
Total assets............................$32,784,985         $39,682,367
                                        ===========         ===========

                         LIABILITIES & NET ASSETS

Accounts payable and accrued
 liabilities............................$ 1,507,600         $ 1,039,350
Bank loan payable (Note 7)..............          0          12,495,777
Accrued profit sharing (Note 3).........    427,047             178,282
Deferred rent...........................      7,710              14,650
Current income tax liability............     76,371             255,068
Deferred income tax liability (Note 6)..    707,174           1,364,470
                                        -----------         -----------
Total liabilities.......................  2,725,902          15,347,597
                                        -----------         -----------
Commitments and contingencies (Note 7)

Net assets..............................$30,059,083         $24,334,770
                                        ===========         ===========
Net assets are comprised of:
Preferred stock, $0.10 par value,
 2,000,000 shares authorized; none
 issued.................................$         0         $         0
Common stock, $0.01 par value,
 25,000,000 shares authorized;
 13,327,585 issued at 9/30/02 and
 10,692,971 issued at 12/31/01..........    133,276             106,930
Additional paid in capital (Note 4)..... 32,868,372          27,228,748
Additional paid in capital - common
 stock warrants.........................    109,641             109,641
Accumulated net realized gain (loss)....   (148,604)            618,606
Accumulated unrealized appreciation of
 investments, net of deferred tax
 liability of $882,748 at 9/30/02
 and $1,540,044 at 12/31/01.............    501,929            (323,624)
Treasury stock at cost (1,828,740
 shares at 9/30/02 and 12/31/01)........ (3,405,531)         (3,405,531)
                                        -----------         -----------
Net assets..............................$30,059,083         $24,334,770
                                        ===========         ===========
Shares outstanding...................... 11,498,845           8,864,231
                                        ===========         ===========
Net asset value per outstanding share...$      2.61         $      2.75
                                        ===========         ===========

             The accompanying notes are an integral part of
                 these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                 Three Months Ended          Nine Months Ended
                               Sept. 30,     Sept. 30,    Sept. 30,      Sept. 30,
                                   2002          2001         2002           2001

Investment income:
 Interest from:
  Fixed-income securities.....$    46,508   $    100,538 $    140,779  $    370,914
  Affiliated companies........          0          9,436            0        20,818
 Other income.................     30,905         24,519       56,464        71,681
                              -----------   ------------ ------------  ------------
 Total investment income......     77,413        134,493      197,243       463,413

Expenses:
 Profit-sharing (reversal)
  accrual (Note 3)............       (520)    (1,028,995)     248,765    (1,162,303)
 Salaries and benefits........    259,974        228,038      779,939       783,953
 Administration and
  operations..................     85,511         68,885      310,579       285,820
 Professional fees............    120,903         48,956      264,564       140,775
 Rent.........................     43,040         44,364      129,620       134,830
 Directors' fees and expenses.     38,207         22,020      115,385        68,375
 Depreciation.................      8,176          7,500       20,861        22,500
 Custodian fees...............      1,555          3,780        7,138        10,205
 Interest expense (Note 4)....          0              0       10,776             0
                              -----------   ------------  -----------   -----------
   Total expenses.............    556,846       (605,452)   1,887,627       284,155
                              -----------   ------------  -----------   -----------
 Operating (loss) income
  before income taxes.........   (479,433)       739,945   (1,690,384)      179,258
 Income tax provision
  (Note 6)....................          0              0            0             0
                              -----------   ------------  -----------   -----------
Net operating (loss) income...   (479,433)       739,945   (1,690,384)      179,258

Net realized gain (loss) on
investments:
 Realized gain (loss) on
  investments.................    252,750      1,590,171    1,052,110       557,428
                              -----------   ------------  -----------   -----------
   Total realized gain (loss).    252,750      1,590,171    1,052,110       557,428
 Income tax provision
  (Note 6)....................   (141,800)      (123,546)    (128,936)     (175,821)
                              -----------   ------------  -----------   -----------
 Net realized gain (loss)
  on investments..............    110,950      1,466,625      923,174       381,607

Net realized (loss) income....   (368,483)     2,206,570     (767,210)      560,865

Net increase (decrease) in
unrealized appreciation on
investments:
 Increase as a result of
  investment sales............    360,250      3,237,775      713,471     4,802,738
 Decrease as a result of
  investment sales............          0       (854,467)           0      (854,467)
 Increase on investments held.  2,347,172         16,130    2,392,249     3,232,919
 Decrease on investments held. (2,335,247)    (8,296,645)  (2,937,463)  (13,405,372)
                              -----------   ------------  -----------  ------------
  Net Change in unrealized
  appreciation on investments.    372,175     (5,897,207)     168,257    (6,224,182)
 Income tax benefit (Note 6)..    657,296         90,462      657,296        90,462
                              -----------   ------------  -----------  ------------
 Net increase (decrease) in
  unrealized appreciation
  on investments..............  1,029,471     (5,806,745)     825,553    (6,133,720)
                              -----------   ------------  -----------  ------------
Net increase (decrease) in
net assets resulting from
operations:

 Total........................$   660,988   $ (3,600,175) $    58,343  $ (5,572,855)
                              ===========   ============  ===========  ============
 Per outstanding share........$       .06   $       (.39) $       .01  $       (.63)
                              ===========   ============  ===========  ============

                         The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                       Nine Months Ended     Nine Months Ended
                                       September 30, 2002    September 30, 2001

Cash flows from operating activities:
Net increase (decrease) in net assets
 resulting from operations.................$      58,343         $  (5,572,855)
Adjustments to reconcile net decrease
 in net assets resulting from operations
 to net cash used in operating activities:
  Net realized and unrealized loss (gain)
   on investments..........................   (1,220,367)            5,666,752
  Deferred income taxes....................            0                90,462
  Depreciation.............................       20,982                22,500

Changes in assets and liabilities:
  Restricted funds.........................     (263,626)             (162,637)
  Interest receivable......................           (8)               18,799
  Notes receivable.........................       10,487                 1,000
  Prepaid expenses.........................       (5,754)               63,539
  Other assets.............................        4,951                (4,968)
  Accounts payable and accrued liabilities.      468,250               111,136
  Payable to broker for unsettled trade....            0              (115,005)
  Payable for treasury stock purchase......            0               338,000
  Accrued profit sharing...................      248,765            (3,483,241)
  Current income tax liability.............     (178,697)           (5,708,790)
  Deferred income tax liability............     (657,296)                    0
  Deferred rent............................       (6,940)               (6,940)
                                           -------------         -------------
  Net cash used in operating activities....   (1,520,910)           (8,742,248)

Cash flows from investing activities:
  Net sale of U.S. Treasury & Governmental
   Agency Securities and purchase of
   marketable securities...................   13,184,105             8,181,247
  Proceeds from sale or liquidation of
   investments.............................    1,140,191             2,656,118
  Investment in private placements and
   loans...................................   (5,675,000)           (1,818,826)
  Purchase of fixed assets.................      (27,810)               (3,555)
                                           -------------         -------------
  Net cash provided by investing
   activities..............................    8,621,486             9,014,984

Cash flows from financing activities:
  Payment of bank loan payable.............  (12,495,777)                    0
  Proceeds from rights offering net of
  expenses.................................    5,665,970                     0
  Collection on note receivable............        6,500                     0
                                           -------------         -------------
  Net cash used in financing activities....   (6,823,307)                    0
                                           -------------         -------------

Net increase (decrease) in cash and
cash equivalents:
  Cash and cash equivalents at beginning
   of the period...........................      135,135               253,324
  Cash and cash equivalents at end of
   the period..............................      412,404               526,060
                                           -------------         -------------
  Net increase (decrease) in cash and
   cash equivalents........................$     277,269         $     272,736
                                           =============         =============

Supplemental disclosures of cash flow
information:
  Income taxes paid........................$     307,585         $   5,794,149
  Interest paid............................$      19,106         $           0


                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                    (Unaudited)

                        Three Months Ended            Nine Months Ended
		Sept. 30, 2002  Sept. 30, 2001  Sept. 30, 2002   Sept. 30, 2001

Changes in net
assets from
operations:

 Net operating
 (loss) gain
 income.........$  (479,433)     $   739,945     $(1,690,384)     $    179,258

 Net realized
 gain on
 investments....    110,950        1,466,625         923,174           381,607

 Net increase
 in unrealized
 appreciation
 on investments
 as a result of
 gain...........    360,250        2,473,770         713,471         4,038,733

 Net increase
 (decrease) in
 unrealized
 appreciation
 on investments
 held...........    669,221       (8,280,515)        112,082       (10,172,453)
                -----------      -----------      ----------      ------------
 Net increase
 (decrease) in
 net assets
 resulting from
 operations.....    660,988       (3,600,175)         58,343        (5,572,855)

Changes in net
assets from capital
stock transactions:
 Proceeds from
 sale of common
 stock..........     26,346                0          26,346                 0

 Additional paid
 in capital on
 common stock
 issued.........  5,639,624                0       5,639,624                 0

 Purchase of
 treasury stock.          0         (338,000)              0          (338,000)
                -----------       ----------      ----------        ----------
 Net increase in
 net assets
 resulting from
 capital stock
 transactions...  5,665,970         (338,000)      5,665,970          (338,000)
                -----------       ----------      ----------        ----------
Net increase
(decrease) in
net assets......  6,326,958       (3,938,175)      5,724,313        (5,910,855)

Net assets:

 Beginning of
 the period..... 23,732,125       29,860,795      24,334,770        31,833,475
                -----------      -----------     -----------       -----------
 End of the
 period.........$30,059,083      $25,922,620     $30,059,083       $25,922,620
                ===========      ===========     ===========       ===========


                    The accompanying notes are an integral part of these consolidated financial statements.

               CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2002
                                           (Unaudited)
                                           Method of       Shares/
                                           Valuation (3)   Principal    Value

Investments in Unaffiliated Companies (9)(10)(11) - 14.7% of total investments

Private Placement Portfolio (Illiquid) - 14.7% of total investments

AlphaSimplex Group, LLC (2) -- Investment
  advisory firm headed by Dr. Andrew W. Lo,
  holder of the Harris & Harris Group
  Chair at MIT..................................(D)             --     $    4,862

Continuum Photonics, Inc. (1)(2)(4)(5)(6) --
  Develops optical networking components by
  merging cutting-edge materials, MEMS and
  electronics technologies -- 3.73% of fully
  diluted equity
  Series B Convertible Preferred Stock..........(A)      2,000,000      1,000,000

Exponential Business Development Company
  (1)(2)(5) -- Venture capital partnership
  focused on early stage companies
  Limited partnership interest..................(A)             --         25,000

Kriton Medical, Inc. (1)(2)(5)(6) -- Develops
  ventricular assist devices -- 1.73% of
  fully diluted equity
  Series B Convertible Preferred Stock..........(A)        476,191      1,000,001

NanoOpto Corporation (1)(2)(4)(5)(6) --
  Develops high performance, integrated
  optical communications sub-components on a
  chip by utilizing patented nano-manufacturing
  technology -- 1.45% of fully diluted equity
  Series A-1 Convertible Preferred Stock........(A)        267,857        625,000

Nantero, Inc. (1)(2)(5)(6) -- Develops a
  high density nonvolatile random access
  memory chip using nanotechnology -- 4.15%
  of fully diluted equity
  Series A Convertible Preferred Stock..........(A)        345,070        489,999

NeoPhotonics Corporation (1)(2)(4)(5)(6) --
  Develops and manufactures planar optical
  devices and components using nanomaterials
  deposition technology -- 1.76% of fully
  diluted equity
  Series D Convertible Preferred Stock..........(A)      1,498,802      1,000,000

Optiva, Inc. (1)(2)(4)(5)(6) -- Develops and
  commercializes nanomaterials for advanced
  applications -- 1.34% of fully diluted equity
  Series C Convertible Preferred Stock..........(A)        454,545        500,000
                                                                       ----------
Total Private Placement Portfolio (cost: $4,643,864)...................$4,644,862
                                                                       ----------
Total Investments in Unaffiliated Companies (cost: $4,643,864)........ $4,644,862
                                                                       ----------

                    The accompanying notes are an integral part
                            of this consolidated schedule.

           CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2002
                                      (Unaudited)
                                          Method of       Shares/
                                          Valuation (3)   Principal    Value

Investments in Non-Controlled Affiliated Companies (9)(10)(12) - 45.2% of total investments

Private Placement Portfolio (Illiquid) - 45.2% of total investments

Agile Materials & Technologies, Inc.
  (1)(2)(4)(6) -- Develops and sells
  variable integrated passive electronic
  equipment components -- 8.68% of
  fully diluted equity
  Series A Convertible Preferred Stock..........(A)      3,732,736     $1,000,000

Experion Systems, Inc. (1)(2)(5)(7) --
  Develops and sells software to credit
  unions -- 10.11% of fully diluted equity
  Series A Convertible Preferred Stock..........(D)        187,500
  Series B Convertible Preferred Stock..........(D)         22,500     $  600,000

Nanopharma Corp. (1)(2)(4)(5)(6) --
  Develops advanced nanoscopic drug
  delivery vehicles and systems -- 14.69% of
  fully diluted equity
  Series A Convertible Preferred Stock..........(A)        684,516        700,000

Nanotechnologies, Inc. (1)(2)(4)(5)(6) --
  Develops high-performance nanoscale
  materials for industry -- 6.48% of fully
  diluted equity
  Series B Convertible Preferred Stock..........(A)      1,538,837        750,000

NeuroMetrix, Inc. (1)(2) -- Develops and
  sells medical devices for monitoring
  neuromuscular disorders -- 13.03% of
  fully diluted equity
  Series A Convertible Preferred Stock..........(B)        875,000
  Series B Convertible Preferred Stock..........(B)        625,000
  Series C-2 Convertible Preferred Stock........(B)      1,148,100
  Series E Convertible Preferred Stock..........(B)        266,665      4,372,148

PHZ Capital Partners L.P. (2)(8) -- Organizes
  and manages investment partnerships
  utilizing its proprietary algorithms --
  20.0% of fully diluted equity
  Limited partnership interest..................(B)            --       6,086,271

Questech Corporation (1)(2)(5) --
  Manufactures and markets proprietary
  metal decorative tiles -- 6.74% of fully
  diluted equity
  Common Stock..................................(B)        646,954
  Warrants at $5.00 expiring 11/15/04...........(B)          1,965
  Warrants at $1.50 expiring 11/16/05...........(B)          1,250        724,588

Schwoo, Inc. (1)(2)(5)(6) -- Develops
  software that automatically manages
  e-commerce security infrastructure --
  11.19% of fully diluted equity
  Series B Convertible Preferred Stock..........(D)      2,306,194
  Series B Convertible Preferred Warrants.......(D)        934,985              0
                                                                      -----------
Total Private Placement Portfolio (cost: $12,848,917).................$14,233,007
                                                                      -----------
Total Investments in Non-Controlled Affiliated Companies
(cost: $12,848,917)...................................................$14,233,007
                                                                      -----------

                    The accompanying notes are an integral part of
                                this consolidated schedule.

              CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2002
                                         (Unaudited)
                                          Method of       Shares/
                                          Valuation (3)   Principal    Value


U.S. Government and Agency Obligations - 40.1% of total investments

U.S. Treasury Bills -- due date 10/10/02........(K)     $4,900,000    $ 4,897,893
U.S. Treasury Bills -- due date 10/31/02........(K)     $2,000,000    $ 1,997,280
U.S. Treasury Bills -- due date 11/14/02........(K)     $  730,000    $   728,577
U.S. Treasury Bills -- due date 11/21/02........(K)     $2,070,000    $ 2,065,363
U.S. Treasury Bills -- due date 11/29/02........(K)     $  945,000    $   942,562
U.S. Treasury Bills -- due date 12/26/02........(K)     $2,000,000    $ 1,992,560
                                                                      -----------
Total Investments in U.S. Government (cost: $12,624,646)..............$12,624,235
                                                                      -----------
Total Investments -- 100% (cost: $30,117,427).........................$31,502,104
                                                                      ===========

                           The accompanying notes are an integral part of
                                    this consolidated schedule.

        CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2002
                                (Unaudited)

Notes to Consolidated Schedule of Investments

(1) Represents a non-income producing security. Equity investments that have not paid dividends within the last 12 months are considered to be non-income producing.

(2)   Legal restrictions on sale of investment.

(3) See Footnote to Schedule of Investments for a description of the Asset Valuation Policy Guidelines.

(4)   Initial investment was made during 2002.

(5) No changes in valuation occurred in these investments during the three months ended September 30, 2002.

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

(10) The percentage ownership of each portfolio company disclosed in the Consolidated Schedule of Investments expresses the potential equity interest in each such portfolio company. The calculated percentage represents the amount of the issuer's equity securities the Company owns or can acquire as a percentage of the issuer's total outstanding equity securities plus equity securities reserved for issued and outstanding warrants, convertible securities and all authorized stock options, both granted and ungranted.

(11) The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $4,643,864. The gross unrealized appreciation based on the tax cost for these securities is $998.

(12) The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $12,848,917. The gross unrealized depreciation based on the tax cost for these securities is $3,394,201. The gross unrealized appreciation based on the tax cost for these securities is $4,778,291.


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

     The values assigned to these investments are based on available information and do not necessarily represent amounts that might ultimately be realized, as such amounts depend on future circumstances and cannot reasonably be determined until the individual investments are actually liquidated.

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

     Portfolio Investment Valuations. Investments are stated at "fair value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission. All assets are valued at fair value as determined in good faith by the Company's Investment and Valuation Committee within the guidelines established by the Board of Directors. (See the "Asset Valuation Policy Guidelines" in the "Footnote to Consolidated Schedule of Investments.")

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

     The September 30, 2002 consolidated financial statements include a liability for deferred taxes on the remaining net built-in gains, net of the unutilized operating and capital loss carryforwards incurred by the Company through December 31, 1998.

     The December 31, 2001 consolidated financial statements also reflect a tax provision on net realized long-term capital gains which the Company retained for liquidity and to fund operating expenses and investment opportunities, rather than distribute them to shareholders as cash distributions. Accordingly, the Company declared a designated undistributed capital gain dividend for the year. (See "Note 6. Income Taxes" and Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Recent Developments -- Sub-Chapter M Status.")

     The Company pays federal, state and local income taxes on behalf of its wholly owned subsidiary, Harris & Harris
Enterprises, which is a C corporation.  (See "Note 6. Income
Taxes.")

     Estimates by Management. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2002 and December 31, 2001, and the reported amounts of revenues and expenses for the three months ended September 30, 2002 and September 30, 2001. Actual results could differ from these estimates.

     The interim financial data as of September 30, 2002 and for the nine months ended September 30, 2002 and September 30, 2001 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

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

     On July 23, 2002, the Board of Directors passed a resolution to modify the Employee Profit-Sharing Plan to grandfather current employees with regard to a significant portion of the existing profit-sharing participation in existing portfolio investments. The grandfathering would be equal to 90 percent of the percentage participation in the existing non-tiny technology investments and 75 percent of the percentage participation in the existing tiny-technology investments. The Company defines tiny technology to be investments in nanotechnology, microsystems and microelectromechanical systems (MEMS). The grandfathered participation would be honored by the Company whether or not an eligible participant were still employed by the Company or were still alive (in the event of death, the grandfathered participations would be paid to the eligible participant's estate), unless the eligible participant had been dismissed for cause. With regard to new investments, which include follow-on investments in tiny technology and non-tiny technology, both current and new employees would be required to be employed by the Company at the time of distribution in order to participate in profit sharing. On October 15, 2002, the Company's shareholders approved this modification to the Employee Profit-Sharing Plan.

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

     The Plan may be modified, amended or terminated by the Company's Board of Directors at any time with the stipulation that no such modification, amendment or termination may adversely affect any participant that has not consented to such modification, amendment or termination. Nothing in this Plan shall preclude the Board of Directors from, for any Plan Year subsequent to the current Plan Year, naming additional Participants in the Plan or changing the Award Percentage of any Full Participant or New Participant (subject to the overall percentage limitations contained herein), except for grandfathered participations.

     The Company calculates the Plan accrual at each quarter end based on the net realized and gross unrealized gains at that date, net of estimated operating expenses for the year. Any adjustments to the Plan accrual are then reflected in the Consolidated Statements of Operations for the quarter. The Plan accrual is not paid out until the gains are realized. During the first nine months of 2002, primarily as a result of an increase in the net realized gains from investments which are included in the bonus accrual calculation, the cumulative accrual was increased by $248,765 to $427,047.

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

     On October 15, 2002, the shareholders of the Company approved the amendment and restatement of the Company's existing Employee Profit-Sharing Plan.

NOTE 4.  CAPITAL TRANSACTIONS

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

     On July 8, 2002, the Company filed a final prospectus under Rule 497 of the Securities Act of 1933 with the SEC for the issuance of transferable rights to its shareholders. The rights allowed the shareholders to subscribe for a maximum of 2,954,743 new shares of the Company's common stock, of which 2,634,614 new shares were subscribed for pursuant to the rights offering. The actual amount of gross proceeds raised upon completion of the offer was $5,927,882; net proceeds were $5,665,970, after expenses of $261,912. The Company intends to invest, under normal circumstances, directly or indirectly, the net proceeds of the offer in accordance with its investment objectives and policies, within the 12 months following the receipt of such proceeds, depending on the available investment opportunities for the types of investments in which the Company principally invests.

     Since 1998, the Company has repurchased a total of 1,859,047 of its shares for a total of $3,496,388, including commissions and expenses, at an average price of $1.88 per share. These treasury shares were reduced by purchases made by the Directors.
 On July, 23, 2002, because of the Company's strategic decision to invest in tiny technology, the Board of Directors reaffirmed its commitment not to authorize the purchase of additional shares of stock in the foreseeable future.

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

     As of December 31, 2001, there were no distributable earnings. The difference between the book basis and tax basis components of distributable earnings is attributed to Built-In Gains generated at the time of the Company's qualification as a RIC (see Note 6. "Income Taxes") and after-tax earnings that are not required to be distributed.

NOTE 5.  EMPLOYEE BENEFITS

     On October 19, 1999, Charles E. Harris signed an Employment Agreement with the Company (disclosed in a Form 8-K filed on October 27, 1999) (the "Employment Agreement"), which superseded an employment agreement that was to expire on December 31, 1999. The Employment Agreement will terminate on December 31, 2004 ("Term") subject to either an earlier termination or an extension in accordance with the terms; on January 1, 2000 and on each day thereafter, the Term extends automatically by one day unless at any time the Company or Mr. Harris, by written notice, decides not to extend the Term, in which case the Term will expire five years from the date of the written notice.

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

     The Employment Agreement provides Mr. Harris with life insurance for the benefit of his designated beneficiaries in the amount of $2,000,000; provides reimbursement for uninsured medical expenses, not to exceed $10,000 per annum, adjusted for inflation, over the period of the contract; provides Mr. Harris and his spouse with long-term care insurance; and provides him with disability insurance in the amount of 100 percent of his base salary. These benefits are for the term of the Employment Agreement.

     The Employment Agreement provides for the Company to adopt a supplemental executive retirement plan (the "SERP") for the benefit of Mr. Harris. Under the SERP, the Company will cause an amount equal to one-twelfth of Mr. Harris's current base salary to be credited each month (a "Monthly Credit") to a special account maintained for this purpose on the books of the Company for the benefit of Mr. Harris (the "SERP Account"). The amounts credited to the SERP Account will be deemed invested or reinvested in such mutual funds or U.S. Government securities as determined by Mr. Harris. The SERP Account will be credited and debited to reflect the deemed investment returns, losses and expenses attributed to such deemed investments and reinvestments. Mr. Harris' benefit under the SERP will equal the balance in the SERP Account and such benefit will always be 100 percent vested (i.e., not forfeitable). Mr. Harris will determine the form and timing of the distribution of the balance in the SERP Account; provided, however, in the event of termination, the balance in the SERP Account will be distributed to Mr. Harris or his beneficiary, as the case may be, in a lump-sum payment within 30 days of such termination. The Company established a rabbi trust for the purpose of accumulating funds to satisfy the obligations incurred by the Company under the SERP. The restricted funds for the SERP Plan total $745,646 as of September 30, 2002. Mr. Harris' rights to benefits pursuant to this SERP will be no greater than those of a general creditor of the Company.

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

     On June 30, 1994, the Company adopted a plan to provide medical and health insurance for retirees, their spouses and dependents who, at the time of their retirement, have ten years of service with the Company and have attained 50 years of age or have attained 45 years of age and have 15 years of service with the Company. On February 10, 1997, the Company amended this plan to include employees who "have seven full years of service and have attained 58 years of age." The coverage is secondary to any government provided or subsequent employer provided health insurance plans. Based upon actuarial estimates, the Company provided an original reserve of $176,520 that was charged to operations for the period ending June 30, 1994. As of September 30, 2002 the Company had a reserve of $385,935 for the plan.

NOTE 6.  INCOME TAXES

     On September 25, 1997, the Company's Board of Directors approved a proposal to seek qualification as a RIC under Sub-Chapter M of the Code. As a RIC, the Company annually must distribute at least 90 percent of its investment company taxable income as a dividend and may either distribute or retain its realized net capital gains from investments. To qualify initially as a RIC, among other requirements, the Company had to pay a dividend to shareholders equal to the Company's cumulative
realized earnings and profits ("E&P").   On April 9, 1998, the
Company declared a one-time cash dividend of $0.75 per share to meet this requirement (for a total of $8,019,728). The cash dividend was paid on May 12, 1998.

	The Company elected Sub-Chapter M status for the year ended December 31, 1999. A corporation that elects to qualify as a RIC continues to be taxable as a C Corporation on any gains realized within 10 years of its qualification as a RIC from sales of assets that were held by the corporation on the effective date of the election ("C Corporation Assets") to the extent of any gain built into the assets on such date ("Built-In Gain"). The
Company had Built-In Gains at the time of its qualification as a RIC. Prior to 1999, the Company incurred ordinary and capital losses from its operations. After the Company's election of RIC status, those losses remained available to be carried forward to subsequent taxable years. Recently issued Internal Revenue
Service regulations (issued in temporary and proposed form) confirm that such losses may be used to offset realized Built-In Gains and, to the extent so used, to eliminate C Corporation taxation of such gains. Notwithstanding any such offset, however, the new regulations also provide that all realized Built-In Gains (calculated without regard to the offset, but net of any C Corporation tax imposed on the Built-In Gains after application of the offset) must be included in calculating a RIC's investment company taxable income or net capital gains, as the case may be, and therefore appear to require that such Built-In Gains must be distributed to avoid Sub-Chapter M taxation of such investment company taxable income or net capital gains (and, in the case of any Built-In Gains that are includible in investment company taxable income, possible loss of RIC status).
 The Company has previously used loss carryforwards to offset Built-In Gains. As of September 30, 2002, the Company had
$501,640 of loss carryforwards remaining and $2,064,048 of unrealized Built-In Gains. During the current period, the Company did not realize any Built-In Gains.

     Continued qualification as a RIC requires the Company to satisfy certain portfolio diversification requirements in 2002 and future years. The Company may elect to make investments that would disqualify it as a RIC, and the Company's ability to satisfy those diversification requirements may not be controllable by the Company. (See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Sub-Chapter M Status.") There can be no assurance that the Company will qualify as a RIC for 2002 and subsequent years.

     During the nine months ended September 30, 2002, the Company accrued a net tax benefit of $528,360. The Company pays federal, state and local taxes on behalf of its wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is taxed as a C Corporation.

     For the three and nine months ended September 30, 2002 and 2001, the Company's income tax provision was allocated as follows:

                      Three         Three         Nine          Nine
                      Months        Months        Months        Months
                      Ended         Ended         Ended         Ended
                      Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
                      2002          2001          2002          2001

Net operating
loss                 $        0     $      0     $        0     $      0

Net realized gain
(loss) on
investments             141,800      123,546        128,936      175,821

Net increase
in unrealized
appreciation
on investments         (657,296)     (90,462)      (657,296)     (90,462)
                     ----------     --------     ----------     --------
Total income
tax (benefit)
provision            $ (515,496)    $ 33,084     $ (528,360)    $ 85,359
                     ==========     ========     ==========     ========

The above tax (benefit) provision consists of the following:


Current              $ 141,800      $123,546     $ 128,936      $175,821
Deferred -- Federal   (657,296)      (90,462)     (657,296)      (90,462)
                     ---------      --------     ---------      --------
Total income tax
provision            $(515,496)     $ 33,084     $(528,360)     $ 85,359
                     =========      ========     =========      ========

     The Company's net deferred tax liability at September 30, 2002 and December 31, 2001 consists of the following:

                                September 30, 2002     December 31, 2001

Tax on unrealized appreciation
on built-in gains                     $    722,417        $    1,540,044

Net operating loss and capital
carryforward on built-in gains            (175,574)             (175,574)

Tax on unrealized income                   160,331                     0
                                      ------------        --------------
Net deferred income tax liability     $    707,174        $    1,364,470
                                      ============        ==============


NOTE 7.  COMMITMENTS AND CONTINGENCIES

     Rent expense under the lease was $43,040 and $44,364 for the three months ended September 30, 2002 and September 30, 2001 and $129,620 and $134,830 for the nine months ended September 30, 2002 and September 30, 2001, respectively. Future minimum lease payments in 2003 are $101,946.

     On November 19, 2001, the Company established an asset account line of credit of up to $12,700,000. The asset account line of credit is collateralized by the Company's government agency securities. Under the asset account line of credit, the Company may borrow up to 95 percent of the current value of its government agency securities. The asset line of credit bears interest at a rate of the Broker Call Rate plus 50 basis points.
 On April 4, 2002, the Company repaid the entire outstanding balance of $12,496,777 under the asset line of credit.

NOTE 8.  SUBSEQUENT EVENTS

     On November 1, 2002, the Company announced that it had entered into a definitive agreement, effective December 31, 2002, to liquidate its 20 percent interest in privately owned PHZ Capital Partners L.P. The amount of cash and the tax effects that the liquidation of the Company's interest will generate will be determined upon closing of PHZ's books for the year 2002 and completion of the Company's annual audit for the year 2002. The Company had historically valued its interest in PHZ at its capital account book value. For the period ended September 30, 2002, the fair value of the Company's interest in PHZ has been estimated based on the capital account value and, in light of the agreement, a premium to book value as outlined in the agreement.

NOTE 9.  INTERIM FINANCIAL STATEMENTS

     The interim financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and
Article 10 of Regulations S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

Financial Condition

     The Company's total assets and net assets were, respectively, $32,784,985 and $30,059,083 at September 30, 2002,
compared with $39,682,367 and $24,334,770 at December 31, 2001.

     Among the significant changes in the nine months ended September 30, 2002 were: (1) the payment of $271,467 in federal income taxes as a result of the Company's deemed dividend distribution; (2) decline in the value of the Company's investment in Experion Systems, Inc. of $600,000; (3) decline in the value of the Company's investment in NeuroMetrix, Inc. of $2,336,077; (4) increase in the value of the Company's investment in PHZ Capital Partners L.P. of $3,165,270; (5) decrease in bank loan payable of $12,495,777; and (6) net proceeds of $5,665,970 from the rights offering.

     Net asset value per share ("NAV") was $2.61 at September 30,
2002, versus $2.75 at December 31, 2001.   As a result of the
rights offering, the Company's shares outstanding increased by 2,634,614 during the nine months ended September 30, 2002, from 8,864,231 to 11,498,845.

     The Company's financial condition is dependent on the success of its investments. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth and have little or no history of operations. At September 30, 2002, $18,877,869 or 57.6 percent of the Company's total assets (62.8 percent of the Company's net assets) consisted of non-publicly traded securities at fair value, of which net unrealized appreciation was $1,215,445.

     The increase in the value of the non-publicly traded securities from $13,120,978 at December 31, 2001 to $18,877,869 at September 30, 2002 reflected: the Company's seven new tiny-technology enabled investments; the liquidation of Informio, Inc.; an increase in the valuation of the Company's investment in PHZ Capital Partners L.P.; the net effect of an additional investment and decrease in valuation of the Company's holdings in Experion Systems, Inc.; and a decrease in valuation of NeuroMetrix, Inc.

     A summary of the Company's investment portfolio is as follows:

                         September 30, 2002    December 31, 2001

Investments, at cost            $30,117,427          $37,714,285
Unrealized appreciation           1,384,677            1,216,420
                                -----------          -----------
Investments, at fair value      $31,502,104          $38,930,705
                                ===========          ===========

     The accumulated unrealized appreciation on investments net of deferred taxes is $677,503 at September 30, 2002, versus
($148,049) at December 31, 2001.

     Following an initial investment in a private company, the Company may make additional investments in such investee in order to: (1) increase its ownership percentage; (2) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; (3) preserve the Company's proportionate ownership in a subsequent financing; or (4) attempt to preserve or enhance the value of the Company's investment. There can be no assurance that the Company will make follow-on investments or have sufficient funds to make additional investments. The Company has the discretion to make follow-on investments as it determines, subject to the availability of capital resources. The failure to make such follow-on investments may, in certain circumstances, jeopardize the continued viability of the investee company and the Company's initial investment or may result in a missed opportunity for the Company to increase its participation in a successful operation. Even if the Company has sufficient capital to make a desired follow-on investment, it may elect not to make a follow-on investment either because it does not want to increase its concentration of risk, because it prefers other opportunities, or because it is inhibited by compliance with BDC or RIC requirements, even though the follow-on investment opportunity appears attractive or would preserve rights pursuant to "pay to play" provisions or other coercive provisions, which have become more common in venture capital investing since the general stock market decline began in 2000. Alternatively, in order to try to protect existing value or rights or prevent dilution, the Company might elect to make follow-on investments even though they would jeopardize the Company's RIC status or disqualify the Company from RIC status. Loss of RIC status could have an adverse effect on the price of the Company's common stock.

     The following table is a summary of the cash investments made by the Company in its private placement portfolio during the nine months ended September 30, 2002:

New Investments:                        Amount
Agile Materials & Technologies, Inc.    $1,000,000
Continuum Photonics, Inc.                1,000,000
Nanopharma Corp.                           700,000
NanoOpto Corporation                       625,000
Nanotechnologies, Inc.                     750,000
NeoPhotonics Corporation                 1,000,000
Optiva, Inc.                               500,000

Additional Investments:
Experion Systems, Inc.                  $  100,000
                                        ----------
Total                                   $5,675,000
                                        ==========

Results of Operations

Investment Income and Expenses:

     The Company had net operating (loss) income of ($1,690,384) and $179,258 for the nine months ended September 30, 2002 and September 30, 2001, respectively. The Company's net operating income in the first nine months of 2001 reflected a reversal in the employee profit-sharing account of $1,162,303; in the first nine months of 2002, there was an accrual in the employee profit-sharing account of $248,765. Professional fees in the first nine months of 2002 were $264,564 versus $140,775 in the first nine months of 2001.

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

     The Company had interest income from fixed-income securities of $140,779 and $370,914 for the nine months ended September 30, 2002 and September 30, 2001, respectively. The decrease of $230,135 or 62.0 percent reflects primarily the steep decline in short-term interest rates during the nine months ended September 30, 2002 versus the nine months ended September 30, 2001.

     The Company had interest income from affiliated companies of $0 and $20,818 for the nine months ended September 30, 2002 and September 30, 2001, respectively. The decrease of $20,818 is owing to the decrease in the outstanding loans to investee companies since the second quarter of 2001. The amount of outstanding loans to investee companies varies.

     The Company had other income of $56,464 and $71,681 for the nine months ended September 30, 2002 and September 30, 2001, respectively. Other income primarily represents rental income from subletting office space to an unaffiliated party. Other income in the nine months ended September 30, 2002 included a reserve against a note receivable and in the nine months ended September 30, 2001, it included a gain on the sale of Company property.

     Operating expenses were $1,887,627 and $284,155 for the nine months ended September 30, 2002 and September 30, 2001, respectively. The operating expenses of the nine months ended September 30, 2002 and 2001 reflect an increase (reversal) in the employee profit-sharing accrual of $248,765 and ($1,162,303), respectively, owing primarily to increases in realized gains in 2002 and decreases in unrealized appreciation of investments in 2001 for the nine-month period. In the first nine months of 2002 versus the first nine months of 2001, salaries and benefits decreased by $4,014 or 0.5 percent, primarily as a result of no bonus payroll taxes in 2002 offset by new employee expenses. Professional fees increased $123,789 or 87.9 percent, primarily as a result of expenses associated with new investments and preparation of the Company's proxy statement. Directors' fees and expenses increased $47,010 or 68.8 percent, as a result of a special board meeting; audit committee meetings regarding the appointment of PricewaterhouseCoopers LLP as independent public accountants for the Company for the year ending December 31, 2002; nominating committee meetings resulting in the appointment of two additional members of the Board of Directors; and additional expenses associated with the new members. Interest expense increased $10,776, as a result of the interest expense on the asset line of credit.

     The Company had interest income from fixed-income securities of $46,508 and $100,538 for the three months ended September 30, 2002 and September 30, 2001, respectively, primarily reflecting the steep decline in short-term interest rates during the three months ended September 30, 2002, versus the three months ended

September 30, 2001. The Company had other income of $30,905 and $24,519 for the three months ended September 30, 2002 and September 30, 2001, respectively. Other income primarily represents rental income from subletting office space to an unaffiliated party. In the third quarter of 2002, other income included a $3,000 payment received on a fully reserved note receivable and $3,500 in directors' fees from PHZ Capital Partners L.P.

     Operating expenses were $556,846 and ($605,452) for the three months ended September 30, 2002 and September 30, 2001, respectively. The operating expenses of the third quarter of 2002 reflect an increase in professional fees of $120,903 or 84.2%, owing primarily to new investment expenses and expenses associated with the preparation of the Company's proxy statement. The operating expenses of the third quarter of 2001 reflect a decrease in the employee profit-sharing accrual of $1,028,995, owing to a decrease in unrealized appreciation of investments for the three months ended September 30, 2001.

     The Company has in the past relied, and continues to rely upon proceeds from sales of investments, rather than investment income, to defray a significant portion of its operating expenses. Because such sales cannot be predicted, the Company attempts to maintain adequate working capital to provide for fiscal periods when there are no such sales.

Realized Gains and Losses on Portfolio Securities:

     During the nine months ended September 30, 2002 and 2001, the Company realized gains of $1,052,110 and $557,428, respectively. During the nine months ended September 30, 2002, the Company's realized gains of $1,052,110 consisted primarily of $120,133 received from the Nanophase Technologies Litigation Settlement Fund and $1,661,892 from its partnership interest in PHZ Capital Partners L.P., offset by a realized loss of $350,583 on the dissolution of Informio, Inc. and a realized loss of $360,249 on the sale of Schwoo, Inc. convertible bridge loans.

     During the nine months ended September 30, 2001, the Company realized net gains of $557,428 consisting primarily of realized gains (losses) from sales of SciQuest.com, Inc., ($1,528,082); Essential.com, Inc. ($1,349,523); Genomica Corporation, $1,022,970; Nanophase Technologies Corporation, $2,762,696; and MedLogic Global Corporation ($1,033,765). The Company also recorded a gain of $473,586 from its partnership interest in PHZ Capital Partners L.P.

     During the three months ended September 30, 2002 and September 30, 2001, the Company realized gains of $252,750 and $1,590,171, respectively. During the three months ended September 30, 2002, the Company realized a net gain of $252,750, consisting primarily of $64,631 received from the Nanophase Technologies Litigation Settlement Fund and a gain of $553,666 from its partnership interest in PHZ Capital Partners L.P., offset by a realized loss of $360,249 on the sale of Schwoo, Inc. convertible bridge loans.

     During the three months ended September 30, 2001, the Company realized net gains of $1,590,171 consisting primarily of a realized gain of $196,409 from the Company's partnership interest in PHZ Capital Partners L.P. and a net gain of $1,402,496 on the realized gains from sales of its positions in Nanophase Technologies Corporation and Genomica Corporation, offset by realized losses from its sales of Essential.com, Inc. and MedLogic Global Corporation.

Unrealized Appreciation and Depreciation of Portfolio
Securities:

     The Company's Investment and Valuation Committee values the portfolio securities on a quarterly basis pursuant to the Company's Asset Valuation guidelines established by the Board of Directors in accordance with the 1940 Act. (See "Footnote to Consolidated Schedule of Investments" contained in Item 1. "Consolidated Financial Statements.")

     During the nine months ended September 30, 2002, net unrealized appreciation on investments increased by $168,257 or 13.8% from $1,216,421 to $1,384,678, primarily as a result of an increase in the unrealized appreciation of the Company's investment in PHZ Capital Partners L.P. of $2,392,035, an increase in unrealized appreciation of $353,221 as a result of the realization of the loss on the dissolution of Informio, Inc., an increase in unrealized appreciation of $360,250 as a result of the realization of the loss on the sale of the Schwoo, Inc. convertible bridge loans, offset by declines in the value of the Company's holdings of Experion Systems, Inc. of $600,000 and NeuroMetrix, Inc. of $2,336,077.

     During the nine months ended September 30, 2001, net unrealized appreciation on investments decreased by $6,224,182 or
69.6 percent from $8,947,928 to $2,723,746, primarily as a result of declines in the values of the Company's holdings of Nanophase, Genomica, Essential.com and Experion Systems, Inc. of $5,499,664, $1,540,375, $854,467 and $480,000, respectively. This decrease was offset by increases in unrealized appreciation of $1,528,082 and $1,033,775 as a result of realizations of losses on the sales of the Company's positions in SciQuest.com and MedLogic.

     During the three months ended September 30, 2002, net unrealized appreciation increased by $372,175 or 36.8 percent from $1,012,503 to $1,384,678, owing primarily to the increase in unrealized appreciation of the Company's investment in PHZ Capital Partners L.P. of $2,347,100 and increase in unrealized appreciation of $360,250 as a result of the realization of the loss on the sale of the Schwoo, Inc. convertible bridge loans, offset by the decline in the value of the Company's holdings in NeuroMetrix, Inc. of $2,336,077.

     During the three months ended September 30, 2001, net unrealized appreciation decreased by $5,897,209 or 68.4 percent from $8,620,955 to $2,723,746, owing primarily to the sale of the Company's positions in Genomica Corporation and Nanophase Technologies Corporation and to a decline in the value of the Company's investment in Experion Systems of $480,000 and in Informio of $353,221.

     The changes in the values of Experion Systems, Inc. and NeuroMetrix, Inc. reflect the extreme volatility of private and small capitalization, high technology stocks, as well as the inherent risks at all times of such investments (see "Risk Factors").

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash, receivables and freely tradable marketable securities. The Company's secondary sources of liquidity are restricted securities of companies that are publicly traded. At September 30, 2002 and December 31, 2001, respectively, the Company's total primary sources of liquidity were $13,036,729 and $13,459,654.
On both of the corresponding dates, the Company's total secondary source of liquidity was $0 as the Company had no publicly traded securities. The Company's tertiary source of liquidity is its holding of PHZ Capital Partners L.P., from which the Company received cash distributions in the first nine months of 2002 of $888,661.

     The decrease in the Company's primary source of liquidity from December 31, 2001 to September 30, 2002 is owing primarily to: (1) payment of federal income taxes of $307,585; (2) investment in Nanopharma Corp. of $700,000; (3) investment in NanoOpto Corporation of $625,000; (4) investment in NeoPhotonics Corporation of $1,000,000; (5) investment in Experion Systems, Inc. of $100,000; (6) investment in Continuum Photonics, Inc. of $1,000,000; (7) investment in Nanotechnologies, Inc. of $750,000;
(8) investment in Optiva, Inc. of $500,000; (9) investment in Agile Materials & Technologies, Inc. of $1,000,000; (10) use of funds for operating expenses offset by raising of $5,665,970 net of expenses from the rights offering.

     From December 31, 2001 to September 30, 2002, the Company's liabilities for accrued employee profit sharing increased by $248,765 or 139.5 percent to $427,047, primarily as a result of an increase in the realized gains from investments included in the bonus accrual calculation.

     The Company's total income tax liability decreased by $835,992 or 51.6 percent to $783,545, primarily as a result of the payment of taxes in connection with the deemed dividend distribution and the reduction of the deferred tax liability owing to the decrease in valuation of NeuroMetrix, Inc.

Recent Developments -- Sub-Chapter M Status

     On March 7, 2002, the Company received SEC certification and qualified for RIC treatment for 2001. Although the SEC certification for 1999, 2000 and 2001 was issued, there can be no assurance that the Company will receive such certification for subsequent years (to the extent it needs additional certification as a result of changes in its portfolio) or that it will actually qualify as a RIC for subsequent years. The Company might elect to make follow-on investments even though they would jeopardize the Company's RIC status or disqualify the Company from RIC status. In addition, under certain circumstances, even if the Company qualified for Sub-Chapter M treatment in a given year, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a C Corporation, rather than as a RIC. Loss of RIC status could have an adverse effect on the price of the Company's common stock.

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

The market for venture capital investments, including tiny technology investments, is highly competitive. In addition to finding attractive investment opportunities, in some cases, the Company's status as a regulated business development company may hinder its ability to participate in investment opportunities or to protect the value of existing investments because of "pay to play" provisions or other coercive provisions which have become more common in venture capital investing since the general stock market decline began in 2000, in which preferred protections such as dilution protection may be forfeited or preferred stock may be converted to common stock by failure to invest in subsequent rounds of financing.

     The Company faces substantial competition in its investing activities from private venture capital funds, investment affiliates of large industrial, technology, service and financial companies, small business investment companies, wealthy individuals and foreign investors. As a result, the sources of funding are many, but attractive investment opportunities are too few. Hence, the Company faces substantial competition in sourcing good investment opportunities on terms of investment that are commercially attractive. Further, as a regulated business development company, the Company is required to disclose quarterly the name and business description of portfolio companies and value of any portfolio securities. Most of the Company's competitors are not subject to such disclosure requirements. The Company's obligation to disclose such information could hinder its ability to invest in certain portfolio companies. Additionally, other regulations, current and future, may make the Company less attractive as a potential investor to a given portfolio company than a private venture capital fund not subject to the same regulations. Also, compliance with certain regulations applicable to the Company's business may prevent or discourage the Company from making follow-on investments that would be in the Company's and its investors' best interest.

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

     The Company is dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of its senior management and other management members.
The Company utilizes outside consultants, including two of its Directors, Dr. Kelly S. Kirkpatrick and Lori D. Pressman, and lawyers to assist the Company in conducting due diligence when evaluating potential investments. The future success of the Company depends to a significant extent on the continued service and coordination of its senior management team, particularly Charles E. Harris, the Company's Chairman and Chief Executive Officer. The departure of any of the executive officers or key employees could materially adversely affect the Company's ability to implement its business strategy. The Company does not maintain for its benefit any key man life insurance on any of its officers or employees.

Investing in small, private companies involves a high degree of risk and is highly speculative.

     There are significant risks inherent in the Company's venture capital business. The Company has invested a substantial portion of its assets in privately held development stage or start-up companies. These privately held businesses tend to be thinly capitalized, unproven, small companies with risky technologies that lack management depth and have not attained profitability or have no history of operations. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Company expects that some of its venture capital investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential. The Company has been risk seeking rather than risk averse in its approach to venture capital and other investments. Neither the Company's investments nor an investment in the Company is intended to constitute a balanced investment program. Tiny technology companies in particular are unproven, with significant science and technology risks as well as commercialization risks. The Company has in the past relied, and continues to rely, upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses. Such sales are unpredictable and may not occur.

The Company invests in securities that are illiquid and may not be able to dispose of such securities when it is advantageous to do so.

     Most of the investments of the Company are or will be equity securities acquired directly from small companies. The Company makes many of its portfolio investments with the view of holding them for a number of years. The Company's portfolio of equity securities are and will usually be subject to restrictions on resale or otherwise have no established trading market. The illiquidity of most of the Company's portfolio of equity securities may adversely affect the ability of the Company to dispose of such securities at times when it may be advantageous for the Company to liquidate such investments.

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

     There is typically no public market for equity securities of the small privately held companies in which the Company invests. As a result, the valuation of most of the equity securities in the Company's portfolio is subject to the good faith estimate of the Company's Investment and Valuation Committee within the guidelines established by the Board of Directors. (See "Asset Valuation Policy Guidelines" in "Footnote to Consolidated Schedule of Investments" contained in Item 1. "Consolidated Financial Statements.") In the absence of a readily ascertainable market value, the estimated value of the Company's portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if a ready market for the equity securities existed. The Company adjusts quarterly the valuation of its portfolio to reflect the Investment and Valuation Committee's estimate of the current fair value of each investment in its portfolio. Any changes in estimated fair value are recorded in the Company's consolidated statements of operations as a change in the "Net (decrease) increase in unrealized appreciation on investments." (See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

                             28
Quarterly results may fluctuate and are not indicative of future quarterly performance.

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

     The Company currently qualifies as a RIC under the Code for pass-through treatment because it meets certain diversification and distribution requirements under the Code. The Company would cease to qualify for pass-through tax treatment if it were unable
to comply with these requirements.   The Company also could be
subject to a four percent excise tax (and, in certain cases, corporate level income tax) if it failed to make certain gain or income distributions. (See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments -- Sub-Chapter M Status.") The lack of pass-through tax treatment could have a material adverse effect on the total return, if any, obtainable from an investment in the Company. If the Company fails to qualify as a RIC, the Company would become subject to Federal income tax as if it were an ordinary C Corporation, which tax would result in a corresponding reduction in the Company's net assets and the amount of income available for distribution to the Company's stockholders. Loss of RIC status could have an adverse effect on the price of the Company's common stock.

During some periods, there are few opportunities to take early stage companies public or sell them to established companies.

     During some periods, there may be few opportunities to gain liquidity or realize a gain on an otherwise successful investment, as the market for initial public offerings may be moribund, particularly for early stage, high technology companies. During such periods or other periods, it may also be difficult to sell such companies to established companies. The lack of exit strategies during such periods also tends to have an adverse effect on the ability of private equity companies to raise capital privately. Thus, the Company's business and the Company's common stock are unusually vulnerable to adverse economic and capital markets conditions.

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

Loss of status as a RIC could reduce the Company's net asset value by forcing it to establish currently unestablished reserves for taxes.

     As a RIC, the Company does not pay Federal income taxes on its income that is distributed to its shareholders. It is not permitted to establish reserves for taxes on its unrealized capital gains. If the Company failed to qualify for RIC status, to the extent that it had unrealized capital gains, it would have to establish such reserves for taxes, which would reduce its net asset value accordingly, net of a reduction in the reserve for employee profit sharing. When the Company, as a RIC, decides to make a deemed distribution of net realized capital gains and to retain such net realized capital gains, it has to establish appropriate reserves for taxes upon making such a decision and subsequently pay such taxes.

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

Unfavorable economic and capital markets conditions could result in financial losses for the Company as well as impair its ability to engage in liquidity events.

     Most of the companies in which the Company has made or will make investments are susceptible to economic slowdowns or recessions. An economic slowdown, capital markets conditions or credit squeeze may affect the ability of a company to raise additional capital from venture capital or other private equity sources or to engage in a liquidity event such as an initial public offering or merger. These conditions greatly increase the probability of financial losses in the Company's portfolio. Unfavorable economic and capital markets conditions also tend to increase the Company's cost of capital and restrict the Company's access to capital.

     On September 11, 2001, the World Trade Center in New York City and the Pentagon near Washington, DC were targets of terrorist attacks. As a result of these events and other general economic conditions, it was especially difficult for small companies to sell new products and services or to raise new capital, and the United States equity markets experienced declines. For the quarter ended September 30, 2001, the Nasdaq Composite Index declined 31%. The possibility of future terrorist attacks should be considered to be a risk factor for the Company and its investee companies.

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

     When companies in which the Company has invested as private entities complete initial public offerings, they are by definition unseasoned issues. Typically, they have relatively small capitalizations. Thus, they can be expected to be highly volatile and of uncertain liquidity. If they are perceived as suffering from adverse news or developments and/or the capital markets are in a negative phase, not only their market prices, but also their liquidity can be expected to be affected negatively. Historically, the Company has also invested in unseasoned publicly traded companies with similar characteristics and thus with similar exposure to potential negative volatility and illiquidity. The decimalization of the stock markets, particularly Nasdaq, may have decreased liquidity of stocks in general and small capitalization issues in particular. In addition, the imposition of decimalization on the stock exchanges, particularly Nasdaq, may have reduced liquidity and increased volatility and riskiness of small, thinly traded public companies because it may have lessened the incentive for dealers to market and make markets in smaller issues. In general, reforms of Nasdaq intended to make it a more visible and efficient market may have had the effect of making it unprofitable for dealers to make markets in smaller issues, thereby decreasing the liquidity of such issues.

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
Risk

     The Company's business activities contain elements of risk. The Company considers its principal type of market risk to be valuation risk. Investments are stated at "fair value" as defined in the 1940 Act and in the applicable regulations of the SEC. All assets are valued at fair value as determined in good faith by the Investment and Valuation Committee under the guidelines established by the Board of Directors. (See the "Asset Valuation Policy Guidelines" in the "Footnote to Consolidated Schedule of Investments contained in Item 1. "Consolidated Financial Statements.")

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

     Because there is typically no public market for the equity interests of the small privately held companies in which the Company invests, the valuation of the equity interests in the Company's portfolio is subject to the estimate of the Company's Investment and Valuation Committee under the guidelines established by the Board of Directors. In the absence of a readily ascertainable market value, the estimated value of the Company's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in valuation are recorded in the Company's consolidated statements of operations as "Net increase (decrease) in unrealized appreciation on investments."

Item 4.  Controls and Procedures

    The Company has established and maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported on a timely basis. Within 90 days prior to the filing date of this report, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, the Company has evaluated the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them of any material information relating to the Company that is required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange
Act of 1934. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings
	Not Applicable

Item 2.	Changes in Securities and Use of Proceeds
	Not Applicable

Item 3.	Defaults Upon Senior Securities
	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders
        Not Applicable

Item 5.	Other Information
        Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

  (a)   Exhibits
        --------

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

        11.0*   Computation of per share earnings.  See
                Consolidated Statements of Operations.

        99.0    Certification of CEO and CFO pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)   Reports on Form 8-K filed during the quarter ended
        September 30, 2002
        ---------------------------------------------------
        None


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Harris & Harris Group, Inc.

                              /s/ Helene B. Shavin
                              ---------------------------------
                              By:  Helene B. Shavin, Vice President
                                   and Controller


Date: November 13, 2002

                              Certifications

I, Charles E. Harris, Chief Executive Officer of the Company, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Harris
    & Harris Group, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
    13a-14 and 15d-14) for the registrant and we have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                  By: /s/ Charles E. Harris
                                      --------------------------
Date:  November 13, 2002              Charles E. Harris, Chief
                                      Executive Officer

I, Mel P. Melsheimer, Chief Financial Officer of the Company, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Harris
    & Harris Group, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
    13a-14 and 15d-14) for the registrant and we have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                  By: /s/ Mel P. Melsheimer
                                      --------------------------
Date:  November 13, 2002              Charles E. Harris, Chief
                                      Financial Officer

