Form 10-K
period 2002-12-31
HARRIS & HARRIS GROUP INC /NY/
filed 2003-03-24
CIK 893739

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549

                            Form 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002 Commission File No. 0-11576

         	HARRIS & HARRIS GROUP, INC.
-------------------------------------------------------------------
    (Exact Name of Registrant Specified in Its Charter)

	New York		             13-3119827
--------------------------------------------------------------------
(State or Other Jurisdiction of	 (I.R.S. Employer Identification No.)
Incorporation or Organization)

One Rockefeller Plaza, Rockefeller Center, New York, New York  10020
----------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code  (212) 332-3600
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, $ .01 par value
-----------------------------------------------------------------------
                          (Title of class)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2)

Yes  	[    ]		No  [ X ]

The aggregate market value of the common stock held by non-affiliates of Registrant as of June 28, 2002 was $22,643,078 based on the last sale price as quoted by the Nasdaq National Market on such date (only officers and directors are considered affiliates for this calculation).

As of March 17, 2003 the registrant had 11,498,845 shares of common stock, par value $.01 per share, outstanding.




                           TABLE OF CONTENTS

                                                        Page
PART I

Item 1.   Business.....................................   1
Item 2.   Properties...................................  22
Item 3.	  Legal Proceedings............................  22
Item 4.	  Submission of Matters to a Vote of
          Security Holders.............................  22


PART II

Item 5.	  Market for Company's Common Equity and
          Related Stockholder Matters..................  24
Item 6.	  Selected Financial Data......................  26
Item 7.	  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations...................................  27
Item 7a.  Quantitative and Qualitative Disclosures
          About Market Risk............................  37
Item 8.	  Consolidated Financial Statements
          and Supplementary Data.......................  38
Item 9.	  Changes in and Disagreements with
          Accountants on Accounting and Financial
          Disclosure...................................  61


PART III

Item 10.  Directors and Executive Officers of the
          Company......................................  62
Item 11.  Executive Compensation.......................  62
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management........................  62
Item 13.  Certain Relationships and Related
          Transactions.................................  62
Item 14.  Controls and Procedures......................  62


PART IV

Item 15.  Exhibits, Consolidated Financial Statement,
          Schedules and Reports on Form 8-K............  63

Signatures.............................................  65

Exhibit Index..........................................  69


                                PART I

Item 1.	Business

	Harris & Harris Group, Inc. (the "Company") is a venture capital investment company, operating as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). The Company's investment objective is to achieve long-term capital appreciation, rather than current income, from its investments. The Company has invested a substantial portion of its assets in privately held start-up companies and in the development of new technologies in a broad range of industry segments. These privately held businesses generally tend to be thinly capitalized, unproven, small companies based on risky technologies that lack management depth and have as yet not attained profitability or have no history of operations. In early 2002, the Company decided to focus its new business activities on tiny technology, including but not limited to nanotechnology, microsystems and microelectromechanical systems (MEMS) technology. As a venture capital company, the Company invests in and provides managerial assistance to its portfolio companies which, in its opinion, have significant potential for growth. The Company is managed by its Board of Directors and officers and has no investment advisor.

	The Company's website is www.TinyTechVC.com. The Company makes available free of charge through the Company's website: the Company's annual report on Form 10-K; the Company's quarterly reports on Form 10-Q; the Company's current reports on Form 8-K; and amendments to those reports as soon as reasonably practicable after filing or furnishing such materials to the Securities and Exchange Commission.

	The Company intends to make its initial private equity investments in tiny-technology companies. For this purpose, tiny-technology companies are companies involved in nanotechnology, microsystems or microelectromechanical systems (MEMS). Although the Company intends to invest exclusively in companies involved significantly in tiny technologies, it may also make follow-on investments in existing portfolio companies involved in other technologies. This investment policy is not a fundamental policy and accordingly may be changed without shareholder approval, although the Company intends to give shareholders at least 60 days prior notice of any change in its policy.

      	Neither the Company's investments, nor an investment in the Company, is intended to constitute a balanced investment program. The Company expects to be risk seeking rather than risk averse in its investment approach. To such end, the Company reserves the fullest possible freedom of action, subject to its certificate of incorporation, applicable law and regulations, and policy statements contained herein. There is no assurance that the Company's investment objective will be achieved.

	The Company expects to invest a substantial or major portion of its assets in securities that do not pay interest or dividends and that are subject to legal or contractual restrictions on resale that may adversely affect the liquidity and marketability of such securities.

      	The Company expects to make speculative investments with limited marketability and a greater risk of investment loss than less speculative issues. Although the Company recently decided to focus its new investments in tiny technology, such technology is enabling technology applicable to a wide range of fields and businesses, and the Company does not seek to invest in any particular industries or categories of investments. The Company's securities investments may consist of private, public or governmental issuers of any type. Subject to the diversification requirements pertaining to a regulated investment company ("RIC"), the Company may commit all of its assets to only a few investments.

      	Achievement of the Company's investment objectives is basically dependent upon the judgment of the Company's management.
 Charles E. Harris, Chairman and Chief Executive Officer of the Company, and a "control" person as defined in the 1940 Act, is primarily responsible, and Mel P. Melsheimer, President and Chief Operating Officer, is secondarily responsible, for making or supervising all investment decisions of the Company under the direction of the Company's Board of Directors. Douglas W. Jamison, Vice President, who joined the Company in September 2002, is rapidly becoming involved in the Company's investment process. There can be no assurance that a suitable replacement could be found for Mr. Harris in the event of his death, resignation, retirement or inability to act on behalf of the Company.

	Subject to continuing to meet the tests for being a BDC, there are no limitations on the types of securities or other assets in which the Company may invest. Investments may include the following:

        o Equity, equity-related securities (including warrants) and debt with equity features from either private or public issuers.

        o Venture capital investments, whether in corporate, partnership or other form, including development stage or start-up entities.

        o Intellectual property or patents or research and development in technology or product development that may lead to patents or other marketable technology.

        o Debt obligations of all types having varying terms with respect to security or credit support, subordination, purchase price, interest payments and maturity.

        o  Foreign securities.

        o  Miscellaneous investments.

	The following is a brief description of the types of assets which the Company may invest in, the investment strategies the Company may utilize and the attendant risks associated with its investments and strategies:

Equity, Equity-Related Securities and Debt with Equity Features

      	The Company may invest in equity, equity-related securities and debt with equity features ("Equity Securities"). Equity Securities include common stock, preferred stock, debt instruments convertible into common or preferred stock, limited partnership interests, other beneficial ownership interests, and warrants, options or other rights to acquire any of the foregoing.

      	Investments may be made in companies with operating histories that are unprofitable or marginally profitable, that have negative net worth or that are involved in bankruptcy or reorganization proceedings. Such investments would involve businesses that management believes have turnaround potential through the infusion of additional capital and management assistance. In addition, the Company may make investments in connection with the acquisition or divestiture of companies or divisions of companies. There is a significantly greater risk of loss with these types of securities than is the case with traditional investment securities.

      	The Company may also invest in publicly-traded securities of whatever nature,including relatively small, emerging growth companies that management believes have long-term growth possibilities.

      	Warrants, options and convertible or exchangeable securities generally give the investor the right to acquire specified Equity Securities of an issuer at a specified price during a specified period or on a specified date. Warrants and options fluctuate in value in relation to the value of the underlying security and the remaining life of the warrant or option, while convertible or exchangeable securities fluctuate in value both in relation to the intrinsic value of the security without the conversion or exchange feature and in relation to the value of the conversion or exchange feature, which is like a warrant or option. When the Company invests in these securities, it incurs the risk that the option feature will expire worthless, thereby either eliminating or diminishing the value of the Company's investment.

      	Investments in Equity Securities of private companies involve securities that are restricted as to sale and cannot be sold in the open market without registration under the Securities Act of 1933 or pursuant to a specific exemption from such registration, and therefore the opportunities for sale are more limited than in the case of marketable securities, although such investments may be purchased at more advantageous prices and may offer attractive investment opportunities. Even if the private company completed an initial public offering, the Company is typically subject to a lock-up agreement, and the stock price may decline substantially before the Company is free to sell. Even if the Company has registration rights to make its investments more marketable, a considerable amount of time may elapse between a decision to sell or register such securities for sale and the time when the Company is able to sell such securities, hence the prices obtainable upon sale may be adversely affected by market conditions or negative conditions affecting the issuer during the intervening time.

Venture Capital Investments

      	The Company expects to invest in development stage or start-up businesses. These businesses tend to be undercapitalized, unproven small companies that lack management depth and have not attained profitability or have no history of operations. Tiny-technology companies have science and engineering risks in addition to commercialization risk. Because of the speculative nature of these investments by the Company and the lack of any market for the securities purchased by the Company, there is significantly greater risk of loss than is the case with traditional investment securities. The Company expects that some of its venture capital investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize that potential.

      	The Company may own 100 percent of the securities of a start-up investment for a period of time and may control such company for a substantial period. Start-up companies are more vulnerable than better capitalized companies to adverse business or economic developments. Start-up businesses generally have limited product lines, service niches, markets and/or financial resources.
 Start-up companies are not well-known to the investing public and are subject to potential bankruptcy, general movements in markets, and perceptions of potential growth.

      	In connection with the Company's venture capital investments, it may be involved in recruiting management, formulating operating strategies, product development, marketing and advertising, assistance in financial plans, as well as providing other management services in the initial start-up stages and establishing corporate goals. The Company may assist in raising additional capital for such companies from other potential investors and may subordinate its own investment to that of other investors. The Company may also find it necessary or appropriate to provide additional capital of its own. The Company may introduce such companies to potential joint venture partners, suppliers and customers. In addition, the Company may assist in establishing relationships with investment bankers and other professionals. The Company may also assist with mergers and acquisitions. The Company may not derive income from such companies for the performance of any of the above services.

      	The Company may control or be represented on the board of directors of a company for which it has provided venture capital by one or more of its officers or directors, who may also serve as officers of such a company. The Company indemnifies its officers and directors for serving on the boards of directors or as officers of investee companies, which exposes the Company to additional risks. Particularly during the early stages of an investment, the Company may in effect be conducting the operations of the company.
 As a venture company emerges from the developmental stage with greater management depth and experience, the Company expects that its role in the company's operations will diminish. The Company's goal is to assist each company in establishing its own independent capitalization, management and board of directors. The Company expects to be able to reduce its interest in those start-up companies which become successful.

      	Following an initial investment in portfolio companies, the Company may make additional investments in such portfolio companies as "follow-on" investments, in order to: (1) increase or maintain in whole or in part its ownership percentage;
(2) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; (3) preserve its proportionate ownership in a subsequent financing; or (4) attempt to preserve or enhance the value of its investment. Recently, "pay to play" provisions have become common in venture capital transactions; such provisions require proportionate investment in subsequent rounds of financing in order to preserve certain preferred rights such as anti-dilution protection or to prevent preferred shares from being converted to common shares.

      	There can be no assurance that the Company will make follow-on investments or have sufficient funds to make such investments; the Company has the discretion to make any follow-on investments as it determines, subject to the availability of capital resources. The failure to make such follow-on investments may, in certain circumstances, jeopardize the continued viability of a portfolio company and the Company's initial investment, or may result in a missed opportunity for the Company to increase its participation in a successful operation, or may cause the Company to lose certain or all preferred rights pursuant to "pay to play" provisions. Even if the Company has sufficient capital to make a desired follow-on investment, it may elect not to make a follow-on investment because it may not want to increase its concentration of risk, because it prefers other opportunities or because it is inhibited by compliance with BDC or regulated investment company requirements.

Intellectual Property

      	The Company believes there is a role for organizations that can assist in technology transfer. Scientists and institutions that develop and patent intellectual property perceive the need for and rewards of entrepreneurial commercialization of their inventions. The Company believes that its experience in organizing and developing new companies; its willingness to invest its own capital at the highest-risk seeding stage; its access to high-grade institutional sources of intellectual property; its knowledge of the capital markets; its experience with business incubators; and its willingness, on a selective basis, to do as much of the early work as it is qualified to do, combine to give it a value-added role to play in the commercialization of technology.

	The Company's form of investment may be: l) funding of research and development in the development of a technology; 2) obtaining licensing rights to intellectual property or patents; 3) outright acquisition of intellectual property or patents; and 4) formation and funding of companies or joint ventures to further commercialize intellectual property. Income from its investments in intellectual property or its development may take the form of participation in licensing or royalty income, fee income, or some other form of remuneration. Investment in developmental intellectual property rights involves a high degree of risk that can result in loss of the Company's entire investment as well as additional risks including uncertainties as to the valuation of an investment and potential difficulty in liquidating an investment. Further, investments in intellectual property generally require investor patience as investment return may be realized only after or over a long period. At some point during the commercialization of a technology, the Company's investment may be transformed into ownership of securities of a development stage or start-up company as discussed under "Venture Capital Investments" above. Investment in intellectual property is highly risky.

Debt Obligations

      	The Company may hold debt securities for income and as a reserve pending more speculative investments. Debt obligations may include commercial paper, bankers' acceptances, receivables or other asset-based financing, notes, bonds, debentures, or other debt obligations of any nature and repurchase agreements related to such securities. These obligations may have varying terms with respect to security or credit support, subordination, purchase price, interest payments and maturity from private, public or governmental issuers of any type located anywhere in the world.
The Company may invest in debt obligations of companies with operating histories that are unprofitable or marginally profitable; that have negative net worth or that are involved in bankruptcy or reorganization proceedings; or that are start-up or development stage entities. In addition, the Company may participate in the acquisition or divestiture of companies or divisions of companies through issuance or receipt of debt obligations.

      	It is likely that the Company's investments in debt obligations will be of varying quality, including non-rated, highly speculative debt investments with limited marketability. Investments in lower-rated and non-rated securities, commonly referred to as "junk bonds," are subject to special risks, including a greater risk of loss of principal and non-payment of interest. Generally, lower-rated securities offer a higher return potential than higher-rated securities but involve greater volatility of price and greater risk of loss of income and principal, including the possibility of default or bankruptcy of the issuers of such securities. Lower-rated securities and comparable non-rated securities will likely have large uncertainties or major risk exposure to adverse conditions and are predominantly speculative with respect to the issuer's capacity to pay interest and repay principal in accordance with the terms of the obligation. The occurrence of adverse conditions and uncertainties to issuers of lower-rated securities would likely reduce the value of lower-rated securities held by the Company, with a commensurate effect on the value of its shares.

      	The markets in which lower-rated securities or comparable non-rated securities are traded generally are more limited than those in which higher-rated securities are traded.
The existence of limited markets for these securities may restrict the Company's ability to obtain accurate market quotations for the purposes of valuing lower-rated or non-rated securities and calculating net asset value or to sell securities at their fair value. The public market for lower-rated securities and comparable non-rated securities is relatively new and has not fully weathered a major economic recession. Any such economic downturn could adversely affect the ability of issuers of lower-rated securities to repay principal and pay interest thereon. The market values of certain lower-rated and non-rated securities also tend to be more sensitive to individual corporate developments and changes in economic conditions than higher-rated securities. In addition, lower-rated securities and comparable non-rated securities generally present a higher degree of credit risk. Issuers of lower-rated securities and comparable non-rated securities are often highly leveraged and may not have more traditional methods of financing available to them so that their ability to service their debt obligations during an economic downturn or during sustained periods of rising interest rates may be impaired. The risk of loss due to default by such issuers is significantly greater because lower-rated securities and comparable non-rated securities generally are unsecured and frequently are subordinated to the prior payment of senior indebtedness. The Company may incur additional expenses to the extent that it is required to seek recovery upon a default in the payment of principal or interest on its portfolio holdings.

      	The market value of investments in debt securities that carry no equity participation usually reflects yields generally available on securities of similar quality and type at the time purchased. When interest rates decline, the market value of a debt portfolio already invested at higher yields can be expected to rise if such securities are protected against early call. Similarly, when interest rates increase, the market value of a debt portfolio already invested at lower yields can be expected to decline. Deterioration in credit quality also generally causes a decline in market value of the security, while an improvement in credit quality generally leads to increased value.

Foreign Securities

      	The Company may make investments in securities of issuers whose principal operations are conducted outside the United States, and whose earnings and securities are stated in foreign currency.

      	Compared to otherwise comparable investments in securities of U.S. issuers, currency exchange risk of securities of foreign issuers is a significant variable. The value of such investments to the Company will vary with the relation of the currency in which they are denominated to the U.S. dollar, as well as with intrinsic elements of value such as credit risk, interest rates and performance of the issuer. Investments in foreign securities also involve risks relating to economic and political developments, including nationalization, expropriation, currency exchange freezes and local recession. Securities of many foreign issuers are less liquid and more volatile than those of comparable U.S. issuers. Interest and dividend income and capital gains on the Company's foreign securities may be subject to withholding and other taxes that may not be recoverable by the Company. The Company may seek to hedge all or part of the currency risk of its investments in foreign securities through the use of futures, options and forward currency purchases or sales.

      	In pursuit of the Company's investment strategy, it may employ one or more of the following strategies in order to enhance investment results.

Borrowing And Margin Transactions

      The Company may from time to time borrow money or obtain credit by any lawful means from banks, lending institutions, other entities or individuals, in negotiated transactions; and may issue, publicly or privately, bonds, debentures or notes, in series or otherwise, with such interest rates and other terms and provisions, including conversion rights, on a secured or unsecured basis, for any purpose of the Company, up to the maximum amounts and percentages permitted for business development companies under Sections 18 and 61 of the 1940 Act, or any successor statute or law, as the same may be amended from time to time, or as amplified or modified by rules adopted thereunder. The 1940 Act currently prohibits the Company from borrowing any money or issuing any other senior securities (other than preferred stock and other than temporary borrowings of up to five percent of its assets), if giving effect to such borrowing or issuance, the value of its total assets would be less than 200 percent of the total liabilities of the Company (other than liabilities not constituting senior securities). The Company may pledge assets to secure any such borrowings.

      	A primary purpose of the Company's borrowing power is for leverage, to increase its ability to acquire investments. Borrowings for leverage accentuate any increase or decrease in the market value of its investments and thus its net asset value.
Since any decline in the net asset value of its investments will be borne first by holders of common stock, the effect of leverage in a declining market would be a greater decrease in net asset value applicable to the common stock than if the Company were not leveraged. Any such decrease would likely be reflected in a decline in the market price of the common stock. To the extent the income derived from assets acquired with borrowed funds exceeds the interest and other expenses associated with such borrowing, the Company's total income will be greater than if borrowings were not used. Conversely, if the income from such assets is not sufficient to cover the borrowing costs, the Company's total income will be less than if borrowings were not used. If the Company's current income is not sufficient to meet its borrowing costs (repayment of principal and interest), it might have to liquidate certain of its investments when it may be disadvantageous to do so. Borrowings by the Company for the purpose of buying liquid equity securities will be subject to the margin rules, which require excess liquid collateral marked to market daily. If the Company is unable to post sufficient collateral, the Company would be required to sell securities to remain in compliance with the margin rules. Any such sales might be at disadvantageous times or prices.

Portfolio Company Turnover

      	Changes with respect to portfolio companies will be made as management considers necessary in seeking to achieve its investment objective. The rate of portfolio turnover will not be treated as a limiting or relevant factor when circumstances exist which are considered by management to make portfolio changes advisable.

      	Although the Company expects that many of its investments will be relatively long-term in nature, changes in particular portfolio holdings may be made whenever it is considered that an investment no longer has substantial growth potential or has reached its anticipated level of performance, or (especially when cash is not otherwise available) that another investment appears to have a relatively greater opportunity for capital appreciation. General portfolio changes may also be made to increase the Company's cash to position it in a defensive posture.
 Portfolio changes will be made without regard to the length of time an investment has been held, or whether a sale results in profit or loss, or a purchase results in the reacquisition of an investment which the Company may have only recently sold.

      	If management's evaluation of particular investments or general conditions changes frequently, portfolio changes may be expected to occur rapidly and with great frequency. The portfolio turnover rate may vary greatly from year to year as well as during a year and may also be affected by cash requirements.

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

	Generally, to be eligible to elect BDC status, a company must primarily engage in the business of furnishing capital and making significant managerial assistance available to companies which do not have ready access to capital through conventional financial channels. Such portfolio companies are termed "eligible portfolio companies." In general, in order to qualify as a BDC, a company must (i) be a domestic company; (ii) have registered a class of its securities pursuant to Section 12 of the Securities Exchange Act of 1934; (iii) operate for the purpose of investing in the securities of certain types of portfolio companies, namely, early stage or emerging companies and businesses suffering or just recovering from financial distress (see following paragraph); (iv) make available significant managerial assistance to such portfolio companies; and
(v) file a proper notice of election with the SEC.

	An eligible portfolio company generally is a domestic company that is not an investment company and that (i) does not have a class of equity securities on which "margin" credit can be extended or (ii) is controlled by a BDC (control under the 1940 Act is presumed to exist where a BDC owns at least 25 percent of the outstanding voting securities of the portfolio company).

	The Company will be periodically examined by the SEC for compliance with the 1940 Act.

	As with other companies regulated by the 1940 Act, a business development company must adhere to certain substantive regulatory requirements. A majority of the directors must be persons who are not interested persons, as that terms is defined in the 1940 Act. Additionally, the Company is required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the business development company. Furthermore, as a business development company, the Company is prohibited from protecting any director or officer against any liability to the Company or the Company's shareholders arising from willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.

	The 1940 Act prohibits or restricts companies subject to the 1940 Act from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the 1940 Act requires that at least 70 percent of the value of the Company's assets consist of qualifying assets. Qualifying assets include: (i) securities of companies that were eligible portfolio companies at the time the Company acquired their securities; (ii) securities of bankrupt or insolvent companies that were eligible portfolio companies at the time of the Company's initial investment in those companies; (iii) securities received in exchange for or distributed in or with respect to any of the foregoing; and (iv) cash items, government securities and high quality short-term debt. The 1940 Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered qualifying assets.

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

Sub-Chapter M Status

	The Company has elected to be treated as a Regulated Investment Company (a "RIC"), taxable under Sub-Chapter M of the Internal Revenue Code (the "Code"), for federal income tax purposes . In general, a RIC is not taxable on its income or gains to the extent it distributes such income or gains to its shareholders. In order to qualify as a RIC, the Company must, in general, (1) annually derive at least 90 percent of its gross income from dividends, interest and gains from the sale of securities and similar sources (the "Income Source Rule"); (2) quarterly meet certain investment asset diversification requirements; and (3) annually distribute at least 90 percent of its investment company taxable income as a dividend (the "Income Distribution Rule"). Any taxable investment company income not distributed will be subject to corporate level tax. Any taxable investment company income distributed generally will be taxable to shareholders as dividend income.

	In addition to the requirement that the Company must annually distribute at least 90 percent of its investment company taxable income, the Company may either distribute or retain its realized net capital gains from investments, but any net capital gains not distributed may be subject to corporate level tax. Any net capital gains distributed generally will be taxable to shareholders as long-term capital gains.

	If necessary for liquidity purposes or to fund investment opportunities, in lieu of actually distributing its realized net capital gains, the Company as a RIC may retain such net capital gains and elect to be deemed to have made a distribution of the gains, or part thereof, to its shareholders under the "designated undistributed capital gain" rules of the Code. In that case, the "deemed dividend" generally will be taxable to the shareholders as long-term capital gains, although the Company would pay tax, at the corporate rate, on the distribution, and the shareholders would receive a tax credit equal to their proportionate share of the tax paid.

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

	The following simplified examples illustrate the tax treatment under Sub-Chapter M of the Code for the Company and its individual shareholders with regard to three possible distribution alternatives, assuming a net capital gain of $1.00 per share, consisting entirely of sales of non-real property assets held for more than 12 months.

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

	Although the Company may retain income and gains subject to the limitations described above (including paying corporate level tax on such amounts), the Company could be subject to an additional four percent excise tax if it fails to distribute 98 percent of its aggregate annual taxable income.

	As noted above, in order to qualify as a RIC, the Company quarterly must meet certain investment asset diversification requirements. Because of the specialized nature of its investment portfolio, the Company has been able to satisfy the diversification requirements under Sub-Chapter M of the Code only as a result of its receipt of certifications from the SEC under the Code with respect to each taxable year beginning after 1998 that it was "principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available" for such year.

	Although the Company received SEC certifications for 1999-2001, there can be no assurance that the Company will receive such certification for 2002 or subsequent years (to the extent it needs additional certifications as a result of changes in its portfolio).
 If the Company requires, but fails to obtain, the SEC certification for a taxable year, the Company will fail to qualify as a RIC for such year. The Company will also fail to qualify as a RIC for a taxable year if it does not satisfy the Income Source Rule or Income Distribution Rule for such year. In the event the Company does not qualify as a RIC for any taxable year, it will be subject to federal tax with respect to all of its taxable income, whether or not distributed. In addition, all distributions from the Company in that situation generally will be taxable as ordinary dividends.

	Although the Company generally intends to qualify as a RIC for each taxable year, under certain circumstances the Company may choose to take action with respect to one or more taxable years to ensure that it would be taxed under Sub-Chapter C of the Code
(rather than Sub-Chapter M) for such year or years. The Company will take such action only if it determines that the result of the action will benefit the Company and its shareholders.

	Prior to 1999, the Company was taxable under Sub-Chapter C of the Code (a "C Corporation"). Under the Code, a C Corporation that elects to be treated as a RIC for federal tax purposes is taxable on the effective date of the election to the extent of any gain built into its assets ("C Corporation Assets") on such date ("Built-In Gain"). However, a C Corporation may elect alternatively to be taxable on such Built-In Gain as such gain is realized during the 10-year period beginning on the effective date of its RIC election (the "Inclusion Period"). The Company had Built-In Gains at the time of its qualification as a RIC and elected to be taxed on any Built-In Gain realized during the Inclusion Period. Prior to 1999, the Company incurred ordinary and capital losses from its operations. After the Company's election of RIC status, those losses remained available to be carried forward to subsequent taxable years. Recently issued Internal Revenue Service regulations confirm that such losses may be used to offset realized Built-In Gains and, to the extent so used, to eliminate C Corporation taxation of such gains. The Company has previously used loss carryforwards to offset Built-In Gains. As of January 1, 2003, the Company had $501,640 of loss carryforwards remaining and $4,663,457 of unrealized Built-In Gains.

Subsidiaries

	Harris & Harris Enterprises, Inc. ("Enterprises") is a 100 percent wholly owned subsidiary of the Company and is consolidated in the Company's financial statements. Enterprises holds the lease for the Company's office space, which it subleases to the Company and an unaffiliated party; operates a financial relations and consulting firm; is a partner in Harris Partners I, L.P. and is taxed as a C Corporation. Harris Partners I, L.P. is a limited partnership and, until December 31, 2002, owned a 20 percent limited partnership interest in PHZ Capital Partners L.P., which organizes and manages investment partnerships. The partners of Harris Partners I, L.P. are Harris & Harris Enterprises, Inc. (sole general partner) and Harris & Harris Group, Inc. (sole limited partner).

Employees

	The Company currently employs directly five full-time employees, and Enterprises employs one additional full-time and one part-time employee.

Risk Factors

Investing in the Company involves a number of significant risks relating to the Company's business and investment objectives. In addition to the risks set forth below, other risks that could impact the Company's business and investment objectives include:

        o the ongoing global economic downturn, coupled with the war in Iraq;

        o risks associated with the possible disruption of the Company's operations due to terrorism; and

        o other risks and uncertainties as may be detailed from time to time in the Company public announcements or SEC filings.

Investing in the Company's stock is highly speculative and the investor could lose some or all of the amount invested.

	The value of the Company's common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or all of the amount invested in the Company's shares of common stock. The securities markets frequently experience extreme price and volume fluctuations which affect market prices for securities of companies generally and technology and very small capitalization companies in particular. Because of the Company's focus on the technology and very small capitalization sectors and because it is a small capitalization company, its stock price is especially likely to be affected by these market conditions.
General economic conditions, and general conditions in the life sciences, nanotechnology, tiny technology, material sciences, Internet and information technology and other high technology industries, will also affect the Company's stock price. During the first quarter of 2002, the Company decided to make its initial equity investments in tiny-technology companies, including nanotechnology, microsystems and microelectromechanical systems
(MEMS). Tiny technology investments are new and especially risky, involving science and technology risks as well as commercialization risks.

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

The Company operates in a highly competitive environment.

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

	There is typically no public market for equity securities of the small privately held companies in which the Company invests.
As a result, the valuation of most of the equity securities in the Company's portfolio is subject to the good faith determination of the Company's Investment and Valuation Committee within the guidelines established by the Board of Directors. (See "Asset Valuation Policy Guidelines" in "Footnote to Consolidated Schedule of Investments" contained in Item 8. "Consolidated Financial Statements and Supplementary Data.") In the absence of a readily ascertainable market value, the value of the Company's portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if a ready market for the equity securities existed. The Company adjusts quarterly the valuation of its portfolio to reflect the Investment and Valuation Committee's determination of the current fair value of each investment in its portfolio. Any changes in estimated fair value are recorded in the Company's consolidated statements of operations as a change in the "Net (decrease) increase in unrealized appreciation on investments." (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

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

	The Company currently qualifies as a RIC under the Code for effective pass-through tax treatment because, among other factors, it meets certain diversification and distribution requirements under the Code. The Company would cease to qualify for pass-through tax treatment if it were unable to comply with these
requirements.   The Company also could be subject to a four percent
excise tax (and, in certain cases, corporate level income tax) if it failed to make certain gain or income distributions. (See "Sub-Chapter M Status" contained in Item 1. "Business.") The lack of pass-through tax treatment could have a material adverse effect on the total return, if any, obtainable from an investment in the Company. If the Company fails to qualify as a RIC, the Company would become subject to federal income tax as if it were an ordinary C Corporation, which tax would result in a corresponding reduction in the Company's net assets and the amount of income available for distribution to the Company's stockholders. Loss of RIC status could have an adverse effect on the price of the Company's common stock.

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

	The Company will continue to need capital to fund investments and to pay for operating expenses. As a RIC, the Company annually must distribute at least 90 percent of its investment company taxable income as a dividend and may either distribute or retain its realized net capital gains from investments. As a result, such earnings may not be available to fund investments. If the Company fails to generate net realized long-term capital gains or to obtain funds from outside sources, it could have a material adverse effect on the Company's financial condition and results as well as its ability to make follow-on and new investments. The Company is not permitted to establish reserves for taxes on unrealized capital gains. In addition, as a BDC, the Company is generally required to maintain a ratio of at least 200 percent of total assets to total borrowings, which may restrict its ability to borrow in certain circumstances.

Loss of status as a RIC could reduce the Company's net asset value by forcing it to establish currently unestablished reserves for taxes.

	As a RIC, the Company generally does not pay federal income taxes on its income that is distributed to its shareholders. It is not permitted to establish reserves for taxes on its unrealized capital gains. If the Company failed to qualify for RIC status, to the extent that it had unrealized capital gains, it would have to establish such reserves for taxes, which would reduce its net asset value accordingly, net of a reduction in any reserve for employee profit sharing. When the Company, as a RIC, decides to make a deemed distribution of net realized capital gains and to retain such net realized capital gains, it has to establish appropriate reserves for taxes upon making such a decision and subsequently pay such taxes.

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

     On October 15, 2002, the Company held its Annual Meeting of Shareholders for the following purposes (1) to elect directors of the Company; (2) to ratify, confirm and approve the Audit Committee's selection of PricewaterhouseCoopers LLP as the Company's independent accountant for its fiscal year ending December 31, 2003; (3) to approve a proposal to authorize the Company to offer rights to purchase shares of the Company's common stock; and (4) to approve a proposal to authorize the amendment and restatement of the Company's existing Employee Profit-Sharing Plan. At the close of business on the record date (August 16, 2002), an aggregate of 11,498,845 shares of common stock were issued and outstanding.

	All of the nominees at the October 15, 2002 Annual Meeting were elected directors:

         Nominees                      For         Withheld
         ------------------------    ----------    --------
         Dr. C. Wayne Bardin         10,420,875      73,139
         Dr. Phillip A. Bauman       10,418,004	     76,010
         G. Morgan Browne            10,421,239      72,775
         Dugald A. Fletcher          10,398,193      95,821
         Charles E. Harris           10,420,519      73,495
         Dr. Kelly S. Kirkpatrick    10,408,654      85,360
         Glenn E. Mayer              10,393,401     100,613
         Lori D. Pressman            10,415,667      78,347
         James E. Roberts            10,399,622      94,392

	With respect to proposal number two, described as a proposal "to ratify, confirm and approve the Audit Committee's selection of PricewaterhouseCoopers LLP" as the Company's independent accountant for its fiscal year ending December 31, 2003, the affirmative votes cast were 10,390,522, the negative votes cast were 39,402 and those abstaining were 64,090.

	With respect to proposal number three, described as a proposal "to authorize the Company to offer rights to purchase shares of the Company's common stock at an exercise price that, at the time such rights are issued, will not be less than the greater of the market value of the Company's common stock or the net asset value of the Company's common stock. Such rights may be part of or accompanied by other securities of the Company (such as convertible preferred stock or convertible debt)." The affirmative votes cast were 5,919,699, the negative votes cast were 290,295 and those abstaining were 113,546.

	With respect to proposal number four, described as a proposal "to authorize the amendment and restatement of the Company's existing Employee Profit-Sharing Plan," the affirmative votes cast were 10,041,081, the negative votes cast were 317,023 and those abstaining were 135,910.

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

Market Prices

     The Company's common stock is traded on the Nasdaq National Market under the symbol "TINY." The following table sets forth the range of the high and low selling price of the Company's shares during each quarter of the last two years, as reported by Nasdaq National Market. The quarterly stock prices quoted represent interdealer quotations and do not include markups, markdowns or commissions.


        2002 Quarter Ending         Low          High
        March 31                    $1.80        $5.50
        June 30                     $2.74        $5.10
        September 30                $2.00        $2.99
        December 31                 $1.85        $2.49

        2001 Quarter Ending         Low          High
        March 31                    $2.063       $4.25
        June 30                     $2.01        $3.29
        September 30                $1.60        $2.86
        December 31                 $1.55        $2.33


Dividends

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

	The Company did not pay a cash dividend or declare a deemed dividend for 2002.

Recent Sales of Unregistered Securities

	The Company did not sell any equity securities during 2002 that were not registered under the Securities Act of 1933.

Shareholders

	As of February 10, 2003, there were approximately 150 holders of record of the Company's common stock which, the Company has been informed, hold the Company's common stock for approximately 5,335 beneficial owners.

Item 6. 	Selected Financial Data

The following tables should be read in conjunction with the Consolidated Financial Statements and Supplementary Data included in Item 8 of this Form 10-K.

                               BALANCE SHEET DATA

                     Financial Position as of December 31:

                         2002         2001         2000      1999(1)      1998(1)

Total assets      $35,951,969  $39,682,367  $43,343,423  $65,320,768  $25,358,859

Total liabilities $ 8,695,923  $15,347,597  $11,509,948	 $11,685,963  $ 2,802,150

Net assets        $27,256,046  $24,334,770  $31,833,475  $53,634,805  $22,556,709

Net asset value
per outstanding
share             $      2.37  $      2.75  $     3.51   $      5.80  $      2.13

Cash dividends
paid              $      0.00  $      0.00  $     0.02   $      0.35  $      0.75

Shares
outstanding        11,498,845    8,864,231   9,064,231     9,240,831   10,591,232


                     Operating Data for year ended December 31:

                         2002         2001         2000         1999         1998

Total investment
income            $   253,461  $   510,661  $   687,050  $   287,684  $   585,486

Total expenses(2) $ 2,124,549  $ 1,035,221  $(2,623,200) $ 9,924,020  $ 3,634,786

Net operating
income (loss)     $(1,871,088) $  (524,560) $ 3,310,250  $(9,636,336) $(2,815,112)

Net realized gain
(loss) on
investments       $  2,390,302 $ 1,276,366  $18,963,832  $ 8,615,670  $(1,718,528)

Net realized
income (loss)     $    519,214 $   751,806  $22,274,082  $(1,020,666) $(4,533,640)

Net (decrease)
increase in
unrealized
appreciation
on investments    $ (3,241,408)$(7,641,044)$(37,781,289) $38,102,047  $ 1,655,830

Net (decrease)
increase in net
assets resulting
from operations   $ (2,722,194)$(6,889,238)$(15,507,207) $37,081,381  $(2,877,810)

(Decrease)
increase in net
assets resulting
from operations
per outstanding
share             $      (0.24)$    (0.78) $      (1.71) $      4.01  $     (0.27)


(1) Certain reclassifications have been made to the December 31, 1998 and December 31, 1999 financial statements to conform to the December 31, 2000 presentation. Note: See "Reclassifications" in Note 2 of Notes to Consolidated Financials.

(2) Included in total expenses are the following profit-sharing (reversals) accruals: ($163,049) in 2002; ($984,021) in 2001; ($4,812,675) in 2000;
$8,110,908 in 1999; $899,751 in 1998.

Item 7.	Management's Discussion and Analysis of Financial Condition
and Results of Operations

	The information contained in this section should be read in conjunction with the Company's 2002 Consolidated Financial
Statements and notes thereto.

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

Statement of Operations

	The Company accounts for its operations under accounting principles generally accepted in the United States for investment companies. On this basis, the principal measure of its financial performance is captioned "Net increase (decrease) in net assets resulting from operations," which is the sum of three elements. The first element is "Net operating income (loss)," which is the difference between the Company's income from interest, dividends, fees and other income and its operating expenses, net of applicable income tax benefit (expense). The second element is "Net realized income (loss) from investments," which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, net of applicable income tax benefit (expense). These two elements are combined in the Company's financial statements and reported as "Net realized income (loss)." The third element, "Net (decrease) increase in unrealized appreciation on investments," is the net change in the fair value of the Company's investment portfolio.

	"Net realized income (loss) from investments" and "Net (decrease) increase in unrealized appreciation on investments" are directly related. When a security is sold to realize income
(loss), net unrealized appreciation decreases (increases) and net realized income increases (decreases).

Business and Capital Markets Conditions

	General business and capital markets conditions in 2002 and 2003 have been quite adverse for the venture-capital industry. Conditions for the telecommunications-related investments have been especially harsh. As a result, there have been few opportunities to take venture-capital backed companies public or sell them to established companies. It has also been difficult to finance them privately. In addition, it has been difficult for venture-capital firms themselves to raise capital. Under these adverse conditions, the Company was fortunate to be able to raise capital in a rights offering and to effect the profitable liquidation of its interest in PHZ Capital Partners L.P.

Financial Condition

	At December 31, 2002 as compared with December 31, 2001, the Company's total assets decreased by $3,730,398 or 9.4 percent to $35,951,969 and its net assets increased by $2,921,276 or 12.0 percent to $27,256,046.

	Net asset value per share ("NAV") was $2.37 at December 31, 2002, versus $2.75 at December 31, 2001.

	At December 31, 2001 as compared with December 31, 2000, the Company's total assets decreased by $3,661,056 or 8.4 percent to $39,682,367 and its net assets decreased by $7,498,705 or 23.6 percent to $24,334,770.

	Net asset value per share ("NAV") was $2.75 at December 31, 2001 versus $3.51 at December 31, 2000. NAV was reduced by $0.02 in 2000 by the cash dividend paid by the Company.

	Among the significant developments during the year ended December 31, 2002 were: (1) payment of $271,467 in federal income taxes as a result of the Company's deemed dividend distribution;
(2) decline in the value of the Company's investment in Continuum Photonics, Inc. of $481,011; (3) decline in the value of the Company's investment in Experion Systems, Inc. of $580,706; (4) decline in the value of the Company's investment in Kriton Medical, Inc. of $1,000,001; (5) decline in the value of the Company's investment in NanoOpto Corporation of $596,600; (6) decline in the value of the Company's investment in NeoPhotonics Corporation of $569,560; (7) decline in the value of the Company's investment in NeuroMetrix, Inc. of $1,986,081; (8) decrease in bank loan payable of $12,495,777; (9) net proceeds of $5,643,470 from a rights offering; and (10) receipt of $5,700,000 and recorded receivable of $786,492 related to the liquidation of the Company's investment in PHZ Capital Partners L.P.

	Among the significant developments during the year ended December 31, 2001 were: (1) payment of $5,709,884 in federal income taxes as a result of the Company's deemed dividend distribution;
(2) decline in the value of the Company's holdings in Experion Systems, Inc. of $480,000; (3) decline in the value of the Company's holdings in Informio, Inc. of $353,221; (4) decline in the value of the Company's holdings in Questech

Corporation of $245,843; (5) writeoff of the value of the Company's holdings in Schwoo, Inc of $1,248,827; (6) sales of the Company's holdings in Nanophase Technologies Corporation, Genomica Corporation, SciQuest.com, Inc. Essential.com and MedLogic Global Corporation; and (7) payment of the 2000 realized gain profit-sharing awards of $2,320,938.

	As of March 31, 2001, in accordance with newly promulgated SEC guidelines, the Company changed its valuation policy by no longer discounting publicly held securities for liquidity considerations. (See "Asset Valuation Policy Guidelines" in the "Footnote to
Consolidated Schedule of Investments" contained in Item 8.
"Consolidated Financial Statements and Supplementary Data.")

	The Company's shares outstanding as of December 31, 2002 were 11,498,845, versus 8,864,231 at December 31, 2001, pursuant to the issuance and exercise of transferable rights to its shareholders to subscribe to new shares of the Company's common stock. Investors subscribed to 2,634,614 new common shares resulting in net proceeds of $5,643,470.

	The Company's financial condition is dependent on the success of its investments. The Company has invested a substantial portion of its assets in private, development stage or start-up companies.
 These private businesses tend to be thinly capitalized, unproven, small companies developing unproven technologies that lack management depth and have little or no history of operations. At December 31, 2002, $12,036,077 or 33.5 percent of the Company's total assets (44.2 of the Company's net assets) consisted of non-publicly traded securities at fair value, of which net unrealized depreciation was $2,718,389. At December 31, 2001, $13,120,978 or
33.1 percent of the Company's total assets (53.9 percent of the Company's net assets) consisted of non-publicly traded securities at fair value, of which net unrealized appreciation was $1,215,444.

	The value of the non-publicly traded securities decreased by $1,084,901 from $13,120,978 at December 31, 2001 to $12,036,077 at
December 31, 2002, reflecting increases from new and additional investments offset by investment write-downs and the liquidation of investments. Increases from new and additional investments totaled $7,195,988 (see summary table on page 29). Write-downs were taken on the following investments: Continuum Photonics, Inc., $481,011; Experion Systems, Inc., $580,706; Kriton Medical, Inc., $1,000,001; NanoOpto Corporation, $596,600; NeoPhotonics Corporation, $569,560; and NeuroMetrix, Inc., $1,986,081. The liquidations of Informio, Inc. and the Company's interest in PHZ Capital Partners L.P. resulted in decreases in non-publicly traded securities of $2,921,002 and $151,380, respectively, which were their respective values at December 31, 2001.

	The Company's investments in the telecommunications equipment industry, Continuum Photonics, Inc., NanoOpto Corporation and NeoPhotonics Corporation, were written-down by the Company by $1,647,171 during 2002. The valuation of such investments was reduced to 3.59 percent of the Company's net assets at December 31, 2002. Global economic conditions and difficulties among carrier companies, especially competitive local exchange carriers, have continued to take an unprecedented toll on the telecommunications industry. The resulting impact on the optical components sector has been severe. Continuing declines in major system installations and capital expenditure budgets have continued to limit sales by component companies.

	A summary of the Company's investment portfolio is as follows:

                         December 31, 2002   December 31, 2001

Investments, at cost           $30,206,935         $37,714,285
Unrealized (depreciation)
appreciation	                (2,720,113)	     1,216,420
                               -----------         -----------
Investments, at fair value     $27,486,822         $38,930,705
                               ===========         ===========
__________________

The accumulated unrealized (depreciation) appreciation on investments net of deferred taxes is ($3,389,458) at December 31, 2002 versus ($148,049) at December 31, 2001.

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

	The following table is a summary of the cash investments and loans made by the Company in its private placement portfolio during the year ended December 31, 2002:

        New Investments:                        Amount
        ---------------                         ------
	Agile Materials & Technologies, Inc.	$1,000,000
	Continuum Photonics, Inc.                1,000,000
	Nanopharma Corp.                           700,000
	NanoOpto Corporation                       625,000
	Nanotechnologies, Inc.                     750,000
	NeoPhotonics Corporation                 1,000,000
	Optiva, Inc.                             1,250,000

        Additional Investments:
        ----------------------
	Experion Systems, Inc.                     517,706
	NeuroMetrix, Inc.                          353,282
                                                ----------
        Total                                   $7,195,988
                                                ==========

Results of Operations

Investment Income and Expenses:

	The Company had net operating (loss) income of ($1,871,088) in 2002, ($524,560) in 2001 and $3,310,250 in 2000. The net
operating (loss) income for 2002, 2001 and 2000 reflected a decrease in the employee profit-sharing accrual that resulted in a reversal of expenses of $163,049 in 2002, $984,021 in 2001 and $4,812,675 in 2000. When unrealized appreciation as of a certain date subsequently decreases or increases, the profit-sharing accrual decreases or increases accordingly, resulting in a decrease or increase to expenses.

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

	The Company had total investment income of $253,461 in 2002 , $510,661 in 2001 and $687,050 in 2000. Total investment income is comprised primarily of interest from fixed-income securities, loans and debt securities of portfolio companies and other income.

	The Company had interest income, primarily from fixed-income securities, of $184,050 in 2002, $422,196 in 2001 and $554,233 in
2000. The decrease in interest income from 2002 to 2001 of $238,146 or 56.4 percent reflects primarily the continual decline in interest rates during 2002.

	The Company had interest income from portfolio companies of $0 in 2002, $9,616 in 2001 and $64,950 in 2000. The decrease from
2001 to 2002 of $9,616 or 100.0 percent and from 2000 to 2001 of
$55,334 or 85.2 percent is owing to the reduction in the amount of outstanding loans during the periods. The amount of outstanding loans to portfolio companies varies. Typically, loans made to portfolio companies are bridge loans and are converted into equity at the next financing.

	The Company had other income of $69,411 in 2002, $77,849 in 2001 and $65,867 in 2000. The other income primarily represents rental income for subleasing office space to an unaffiliated party.

	Operating expenses were $2,124,549 in 2002, $1,035,221 in 2001 and ($2,623,200) in 2000. The operating expenses for the year ended December 31, 2002 reflect a reversal of a prior expense accrual in the employee profit-sharing plan of $163,049. Salaries and benefits increased by $85,289 or 8.2 percent primarily owing to an increase in the retirement medical benefit expense of $29,272, and the expense of a new employee, starting in September 2002. Professional fees increased by $83,135 or 31.8 percent, primarily as a result of expenses associated with new investments and preparation of the Company's proxy statement. Directors' fees and expenses increased $64,635 or 71.8 percent, as a result of special board meetings; audit committee meetings regarding the appointment of PricewaterhouseCoopers LLP as independent accountants for the Company for the year ending December 31, 2002; nominating committee meetings resulting in the appointment of three additional members of the Board of Directors; and additional expenses associated with the new members. Depreciation expense increased by $3,706 or 13.8 percent owing to an upgrading of the Company's computers and software.

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

Realized Gains and Losses on Sales of Portfolio Securities

        During the three years ended December 31, 2002, 2001 and 2000, the Company sold various investments and received distributions, resulting in net realized income from investments of $3,284,737, $1,394,781 and $19,065,267, respectively.

	During 2002, the Company recorded realized income from investments of $3,284,737, consisting primarily of realized income of $4,776,360 from the liquidation of its partnership interest in PHZ Capital Partners L.P. The Company also recorded realized income of $120,133 from the Nanophase Technologies Litigation Settlement Fund offset by realized losses of $350,583 and $1,248,825 from the liquidation of Informio, Inc. and sale of Schwoo, Inc., respectively. As a result of the income and losses realized during 2002, unrealized appreciation increased by $1,279,840.

	During 2001, the Company recorded realized income from investments of $1,394,781, consisting primarily of realized income (losses) from sales of Nanophase Technologies Corporation, $2,762,696; Genomica Corporation, $1,022,905; Essential.com, Inc. ($1,349,512); shares of SciQuest.com, Inc. purchased in the open market, ($1,258,679); and MedLogic Global Corporation, ($1,033,765). The Company also recorded realized income of $1,266,729 from its partnership interest in PHZ Capital Partners L.P. As a result of the income and losses realized during 2001, unrealized appreciation increased by $3,948,271.

	During 2000, the Company recorded realized income from investments of $19,065,267, consisting primarily of realized income (losses) from sales of Alliance Pharmaceutical, $9,693,446; the Company's private-equity investments in SciQuest.com, Inc., $7,407,377; Kana Communications, $1,054,818; and Nanophase Technologies Corporation, $241,025. The Company also recorded income of $528,021 from its partnership interest in PHZ Capital Partners L.P. and $147,528 on the realization of the reserve relating to monies placed in escrow in connection with the sale of NBX Corporation to 3Com Corporation. (See Note 7 to Consolidated Financial Statements.) The Company received in full the escrowed funds on March 6, 2000. As a result of the income and losses realized during 2000, unrealized appreciation decreased by $21,400,036.

Unrealized Appreciation and Depreciation of Portfolio Securities

        The Company's Investment and Valuation Committee values the portfolio securities on a quarterly basis pursuant to the Company's Asset Valuation guidelines established by the Board of Directors in accordance with the 1940 Act. (See "Footnote to Consolidated Schedule of Investments" contained in Item 8.
"Consolidated Financial Statements and Supplementary Data.")

	In 2002, net unrealized depreciation on investments increased by $3,936,533 or 323.6 percent from $1,216,420 to ($2,720,113), primarily as a result in the declines in the valuations of the Company's holdings in Continuum Photonics, Inc., Experion Systems, Inc., Kriton Medical, Inc., NanoOpto Corporation, NeoPhotonics Corporation and NeuroMetrix of $481,011, $580,706, $1,000,001,
$596,600, $569,560 and $1,986,081, respectively.  This decrease was offset by an increase in unrealized appreciation of $353,221 and $1,248,827 as a result of the realization of the loss on the sale of the Company's positions in Informio, Inc. and Schwoo, Inc.
 In addition, unrealized appreciation decreased $322,208 as a result of the realization of income from the Company's investment in PHZ Capital Partners, L.P., which had been recorded as unrealized income.

	In 2001, net unrealized appreciation on investments decreased by $7,731,508 or 86.4 percent from $8,947,928 to $1,216,420, primarily as a result of declines in the valuations of the Company's holdings of Nanophase, Genomica, Essential.com, Experion Systems, and Schwoo of $5,499,664, $1,540,375, $854,467, $480,000
and $1,248,827, respectively. This decrease was offset by an increase in unrealized appreciation of $1,528,082 and $1,033,775 as a result of the realization of the loss on the sale of the Company's positions in SciQuest.com and MedLogic.

	In 2000, net unrealized appreciation on investments decreased by $37,934,593 or 80.9 percent from $46,882,521 to $8,947,928, primarily as a result of declines in the valuations of the Company's holdings in SciQuest.com, Kana Communications, and
Questech Corporation of $26,102,456 (net of gain realized on sale), $3,816,204 (net of gain realized on sale) and $1,165,874, respectively, offset by increases in the values of the Company's holdings in Nanophase Technologies Corporation, Genomica Corporation

and Essential.com of $3,709,449, $1,330,949 and $854,467,
respectively. (See "Consolidated Schedule of Investments" contained in Item 8. "Consolidated Financial Statements and
Supplementary Data.")

Cash Flow

	Cash flow provided by operating activities for the year ended December 31, 2002 was $1,923,048 primarily as a result of the following changes from December 31, 2001 to December 31, 2002: payable to broker for unsettled trade increased by $5,969,725, funds held in escrow increased by $750,000 and receivable from a partnership liquidation increased by $786,492. In addition, net realized and unrealized loss on investments was $651,797 and the net decrease in net assets resulting from operations was $2,722,194.

	Cash provided by investing activities for the year ended December 31, 2002 was $10,751,980, reflecting the decrease in the Company's investment in United States Treasury Bills of $10,358,006 and the proceeds from the liquidation of investments of $7,631,100 offset by investments in private placements of $7,195,988.

	Cash used in financing activities for the year ended December 31, 2002 was $6,842,807, reflecting the payment of the outstanding balance on the asset line of credit of $12,495,777 offset by the net proceeds from the rights offering of $5,643,470.

Liquidity and Capital Resources

        The Company's net primary sources of liquidity are cash, receivables and freely marketable securities, net of short-term indebtedness. The Company's secondary sources of liquidity are restricted securities of companies that are publicly traded. At December 31, 2002, December 31, 2001 and December 31, 2000, the Company's net primary liquidity was $16,508,057, $13,459,654 and $23,039,736, respectively. On the corresponding dates, the Company's secondary liquidity was $0, $0 and $3,040,679. The Company's tertiary source of liquidity has been its holding in PHZ Capital Partners L.P., from which the Company received cash distributions in 2002, 2001 and 2000 of $6,588,661, $172,068 and
$280,326, respectively. The Company liquidated its 20 percent interest in PHZ, effective December 31, 2002, for $5,700,000 on December 31, 2002 and a final distribution of $786,492 on January 16, 2003. The final distribution of $786,492 is included in net primary liquidity as a receivable at December 31, 2002.

	The increase in the Company's primary source of liquidity from December 31, 2001 to December 31, 2002 is the net result of: (1) payment of federal income taxes of $307,585; (2) investment in Nanopharma Corp. of $700,000; (3) investment in NanoOpto
Corporation of $625,000; (4) investment in NeoPhotonics Corporation of $1,000,000; (5) investment in Experion Systems, Inc. of
$517,706; (6) investment in Continuum Photonics, Inc. of
$1,000,000; (7) investment in Nanotechnologies, Inc. of $750,000;
(8) investment in Optiva, Inc. of $1,250,000; (9) investment in Agile Materials & Technologies, Inc. of $1,000,000; (10) investment in NeuroMetrix, Inc. of $353,282; and (11) use of funds for operating expenses; offset by raising of $5,643,470 net of expenses from the rights offering.

                                    34
	From December 31, 2001 to December 31, 2002, restricted funds increased by $274,924 or 57.0 percent, owing to the Company's 2002 contribution of $147,478 to the Supplemental Executive Retirement Plan, or SERP account, and net changes in the account from income earned and changes in investments valuations.

	From December 31, 2001 to December 31, 2002, the Company's liability for accrued profit sharing decreased by $163,049 to $15,233 to reflect the estimated amount to be paid out under the Plan. Current income tax liability increased by $602,588 to $857,656, owing primarily to income recorded in association with the liquidation of the Company's interest in PHZ Capital Partners L.P.

	On November 19, 2001, the Company established an asset account line of credit of up to $12,700,000. The asset account line of credit is secured by the Company's government agency securities. Under the asset account line of credit, the Company may borrow up to 95 percent of the current value of its government agency securities. The Company's outstanding balance under the asset line of credit at December 31, 2002 and December 31, 2001 was $0 and $12,495,777, respectively. The asset line of credit bears interest at a rate of the Broker Call Rate plus 50 basis points.

	The Company's net primary sources of liquidity are more than adequate to cover the Company's gross cash operating expenses over the next 12 months. Such gross cash operating expenses totaled
$2,256,991, $1,992,341 and $2,051,086 in 2002, 2001 and 2000,
respectively.

Critical Accounting Policies

	Critical accounting policies are those that are both important to the presentation of the Company's financial condition and results of operations and require management's most difficult, complex or subjective judgments. The Company's critical accounting policies are those applicable to the valuation of investments.

Valuation of Portfolio Investments

	As a business development company, the Company invests primarily in illiquid securities including debt and equity securities of private companies. The investments are generally subject to restrictions on resale and generally have no established trading market. The Company values substantially all of its investments at fair value as determined in good faith by the Company's Investment and Valuation Committee. The Investment and Valuation Committee, comprised of a least three or more independent Board members, reviews and approves the valuation of the Company's investments within the guidelines established by the Board of Directors. Fair value is generally defined as the amount that an investment could be sold for in an orderly disposition over a reasonable time. Generally, to increase objectivity in valuing the assets of the Company, external measures of value, such as public markets or third party transactions, are utilized whenever possible. Valuation is not based on long-term work-out value, nor immediate liquidation value, nor incremental value for potential changes that may take place in the future. Where there is an established public market for the class of the company's securities held by the Company, public market value will be used.
The Company discounts market value for securities that are subject to significant legal and contractual restrictions.

Recent Developments -- Portfolio Companies

	On January 16, 2003, the Company received $786,492 as final payment in the liquidation of the Company's investment in PHZ
Capital Partners L.P.

	On February 3, 2003, the Company announced that it had invested $750,000 in a convertible preferred security of Nanogram Devices Corporation. Nanogram Devices has developed and is commercializing specialized power sources for medical devices and other medical equipment based on its patented, laser-based nanomaterials synthesis technology.

Recent Developments -- Sub-Chapter M Status

        The qualification of the Company as a RIC under Sub-Chapter M of the Code depends on it satisfying certain technical requirements regarding its income, investment portfolio and distributions. (See "Sub-Chapter M Status" contained in Item 1.
"Business.")

        Since 1998, the Company has received SEC certification for the Company's qualification for RIC treatment. Although the SEC certification for 1999-2001 was issued, there can be no assurance that the Company will receive such certification for 2002 or subsequent years (to the extent it needs additional certification as a result of changes in its portfolio) or that it will actually qualify as a RIC for subsequent years. In addition, under certain circumstances, even if the Company qualified for Sub-Chapter M treatment in a given year, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a C Corporation, rather than as a RIC.

        On January 22, 2002, the Company announced that its Board of Directors had declared a deemed dividend for 2001 of $0.0875 per share, for a total of $775,620, and paid corporate taxes on behalf of shareholders of $0.030625 per share, for a total of $271,467.

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



                      HARRIS & HARRIS GROUP, INC.
     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


The following reports and consolidated financial schedules of Harris & Harris Group, Inc. are filed herewith and included in response to Item 8.

Documents                                                    Page
---------
  Report of Independent Accountants.........................  39

Consolidated Financial Statements
---------------------------------
  Consolidated Statements of Assets and Liabilities
     as of December 31, 2002 and 2001.......................  40

  Consolidated Statements of Operations for the
     years ended December 31, 2002, 2001, 2000..............  41

  Consolidated Statements of Cash Flows for the
    years ended December 31, 2002, 2001 and 2000............  42

  Consolidated Statements of Changes in Net Assets for the
    years ended December 31, 2002, 2001 and 2000............  43

  Consolidated Schedule of Investments as of
    December 31, 2002.......................................44-47

  Footnote to Consolidated Schedule of Investments..........48-50

  Notes to Consolidated Financial Statements................51-59

  Financial Highlights for the years ended
    December 31, 2002, 2001, 2000, 1999 and 1998............  60


     Schedules other than those listed above have been omitted because they are not applicable or the required information is presented in the consolidated financial statements and/or related notes.

                                    38

-------------------------------------------------------------------
                    REPORT OF INDEPENDENT ACCOUNTANTS
-------------------------------------------------------------------

                    Report of Independent Accountants


To the Board of Directors and Shareholders of Harris & Harris Group, Inc.


In our opinion, the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, and the related consolidated statements of operations, of cash flows, of changes in net assets and of financial highlights present fairly, in all material respects, the financial position of Harris & Harris Group, Inc. (the "Company") at December 31, 2002, and the results of its operations, its cash flows, the changes in its net assets and the financial highlights for the year then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit, which included confirmation of securities at December 31, 2002 by correspondence with the custodian, provides a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2001 and 2000, and for the years then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 21, 2002.

As more fully disclosed in Note 2, the financial statements include investments valued at $12,036,077 (44.16% of net assets) at December 31, 2002, the fair values of which have been estimated by the Board of Directors in the absence of readily ascertainable market values. Those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.


/s/ PricewaterhouseCoopers, LLP
-------------------------------

March 18, 2003

New York, N.Y.

              CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                  ASSETS

                               December 31, 2002    December 31, 2001

Investments, at value (Cost:
  $30,206,935 at 12/31/02,
  $37,714,285 at 12/31/01).....$  27,486,822        $  38,930,705
Cash and cash equivalents......    5,967,356              135,135
Restricted funds (Note 5)......      756,944              482,020
Funds in escrow	...............      750,000                    0
Receivable from portfolio
  company......................      786,492                    0
Interest receivable............          189                   82
Prepaid expenses...............       96,631               14,833
Note receivable ($987, net of
  reserve of $987 at 12/31/02).            0               10,487
Other assets...................      107,535              109,105
                               -------------        -------------
Total assets...................   35,951,969        $  39,682,367
                               =============        =============

                           LIABILITIES & NET ASSETS

Accounts payable and accrued
  liabilities..................$   1,451,568        $   1,039,350
Payable to broker for
  unsettled trade..............    5,696,725                    0
Bank loan payable (Note 8).....            0           12,495,777
Accrued profit sharing
  (Note 3).....................       15,233              178,282
Deferred rent..................        5,397               14,650
Current income tax liability...      857,656              255,068
Deferred income tax liability
  (Note 6).....................      669,344            1,364,470
                               -------------        -------------
Total liabilities..............    8,695,923           15,347,597
                               -------------        -------------
Commitments and contingencies
  (Note 7)

Net assets.....................$  27,256,046        $  24,334,770
                               =============        =============
Net assets are comprised of:
Preferred stock, $0.10 par
  value, 2,000,000 shares
  authorized; none issued......$           0        $           0
Common stock, $0.01 par value,
  25,000,000 shares authorized;
  13,327,585 issued at 12/31/02
  and 10,692,971 issued at
  12/31/01.....................      133,276              106,930
Additional paid in capital
  (Note 4).....................   32,845,872           27,228,748
Additional paid in capital -
  common stock warrants........      109,641              109,641
Accumulated net realized gain
  (loss).......................    1,137,820              618,606
Accumulated unrealized
  appreciation of investments,
  net of deferred tax liability
  of $844,918 at 12/31/02 and
  $1,540,044 at 12/31/01.......   (3,565,032)            (323,624)
Treasury stock, at cost
  (1,828,740 shares at 12/31/02
  and 12/31/01)................   (3,405,531)          (3,405,531)
                               -------------        -------------
Net assets.....................$  27,256,046        $  24,334,770
                               =============        =============
Shares outstanding.............   11,498,845            8,864,231
                               =============        =============
Net asset value per
  outstanding share............$        2.37        $        2.75
                               =============        =============

         The accompanying notes are an integral part of these
                    consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF OPERATIONS


                           Year Ended           Year Ended           Year Ended
                      December 31, 2002   December 31, 2001   December 31, 2000

Investment income:
 Interest from:
  Fixed-income
   securities..............$   184,050        $    422,196       $    554,233
  Portfolio companies......          0               9,616             64,950
 Dividend income...........          0               1,000              2,000
 Other income..............     69,411              77,849             65,867
                           -----------        ------------       ------------
  Total investment income..    253,461             510,661            687,050
                           -----------        ------------       ------------
Expenses:
 Profit-sharing (reversal)
  accrual (Note 3).........   (163,049)           (984,021)        (4,812,675)
 Salaries and benefits.....  1,130,352           1,045,063          1,036,737
 Professional fees.........    344,717             261,582            310,601
 Administration and
  operations...............    433,569             406,488            385,608
 Rent......................    173,291             166,312            166,816
 Directors' fees and
  expenses.................    154,682              90,047            100,469
 Depreciation..............     30,607              26,901             28,748
 Custodian fees............      9,604              14,518             14,355
 Interest expense (Note 4).     10,776               8,331            146,141
                           -----------        ------------       ------------
  Total expenses...........  2,124,549           1,035,221         (2,623,200)
                           -----------        ------------       ------------
Operating (loss) income
 before income taxes....... (1,871,088)           (524,560)         3,310,250
Income tax benefit
 (Note 6)..................          0                   0                  0
                           -----------        ------------       ------------
Net operating (loss)
 income.................... (1,871,088)           (524,560)         3,310,250

Net realized income (loss)
 from investments:
 Realized income from
  investments..............  3,284,737           1,394,781         19,065,267
                           -----------        ------------       ------------
   Total realized income...  3,284,737           1,394,781         19,065,267
 Income tax expense
  (Note 6).................   (894,435)           (118,415)          (101,435)
                           -----------        ------------       ------------
 Net realized income
  from investments.........  2,390,302           1,276,366         18,963,832
                           -----------        ------------       ------------

Net realized income........    519,214             751,806         22,274,082

Net decrease in unrealized
appreciation on investments:

 Increase as a result of
  investment sales.........  1,602,048           4,802,738                  0
 Decrease as a result of
  investment sales.........   (322,208)           (854,467)       (21,400,036)
 Increase on investments
  held.....................        285           3,232,919         26,741,283
 Decrease on investments
  held..................... (5,216,659)        (14,912,698)       (43,275,840)
                           -----------        ------------       ------------
   Change in unrealized
   appreciation on
   investments............. (3,936,534)         (7,731,508)       (37,934,593)
 Income tax benefit
  (Note 6).................    695,126              90,464            153,304
                           -----------        ------------       ------------
 Net decrease in
  unrealized appreciation
  on investments........... (3,241,408)         (7,641,044)       (37,781,289)
                           -----------        ------------       ------------

Net decrease in net assets
resulting from operations:

 Total.....................$(2,722,194)       $ (6,889,238)      $(15,507,207)
                           ===========        ============       ============
 Per outstanding share.....$     (0.24)       $      (0.78)      $      (1.71)
                           ===========        ============       ============


                The accompanying notes are an integral part of these
                        consolidated financial statements.


                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                           Year Ended           Year Ended           Year Ended
                      December 31, 2002   December 31, 2001   December 31, 2000

Cash flows used in
operating activities:

Net (decrease) increase
 in net assets resulting
 from operations..........$ (2,722,194)       $ (6,889,238)       $(15,507,207)

Adjustments to reconcile
net (decrease) increase
in net assets resulting
from operations to net
cash used in operating
activities:
 Net realized and
  unrealized loss
  (income) on investments.     651,797           5,950,398           18,869,326
 Deferred income taxes....    (695,126)             90,464             (153,304)
 Depreciation.............      30,607              26,901               28,748
 Other....................           0               2,010              109,641
 Interest received in
  stock...................           0                   0              (27,009)
Changes in assets and liabilities:
 Restricted funds.........    (274,924)           (216,837)            (265,183)
 Receivable from
  investment company......    (786,492)                  0                    0
 Funds in escrow..........    (750,000)                  0            1,327,748
 Interest receivable......        (107)             30,000               14,107
 Prepaid expenses.........     (81,798)             67,782               (8,287)
 Notes receivable.........      10,487                 401                    0
 Other assets.............       1,570              23,667               18,384
 Accounts payable and
  accrued liabilities.....     412,217             267,587               71,197
 Payable to broker for
  unsettled trade.........   5,696,725            (115,005)             115,005
 Accrued profit sharing...    (163,049)         (3,304,959)          (5,951,226)
 Deferred rent............      (9,253)             (9,253)              (9,253)
 Current income tax
  liability...............     602,588          (5,496,498)              62,670
                          ------------        ------------         ------------

 Net cash provided by
  (used in) operating
  activities..............   1,923,048          (9,572,580)          (1,304,643)

Cash provided by investing
activities:
 Net (purchase) sale of
  short-term investments
  and marketable
  securities..............  10,358,006         (10,263,667)         (14,480,590)
 Investment in private
  placements and loans....  (7,195,988)         (1,818,826)          (6,417,500)
 Proceeds from sale of
  investments.............   7,631,100           9,385,615           23,022,868
 Purchase of fixed assets.     (41,138)             (6,508)              (6,974)
                          ------------        ------------         ------------
 Net cash provided by
  (used in) investing
  activities..............  10,751,980          (2,703,386)           2,117,804

Cash flows used in financing activities:
 Payment of dividend......           0                   0             (184,817)
 Purchase of treasury
  stock (Note 4)..........           0            (338,000)            (530,051)
 Proceeds from note
  payable.................           0          12,495,777            3,000,000
 Payment of note payable
  (Note 4)................ (12,495,777)                  0           (3,000,000)
 Proceeds from rights
  offering, net (Note 4)..   5,643,470                   0                    0
 Collection on notes
  receivable..............       9,500                   0               21,775
                          ------------         -----------         ------------

 Net cash (used in)
  provided by financing
  activities..............  (6,842,807)         12,157,777             (693,093)
                          ------------         -----------         ------------
Net increase (decrease)
in cash and cash equivalents:
 Cash and cash
  equivalents at
  beginning of the year...     135,135             253,324              133,256
 Cash and cash
  equivalents at end of
  the year................   5,967,356             135,135              253,324
                          ------------         -----------         ------------

 Net increase (decrease)
  in cash and cash
  equivalents.............$  5,832,221         $  (118,189)        $    120,068
                          ============         ===========         ============

Supplemental disclosures
of cash flow information:
 Income taxes paid........$    307,585         $ 5,795,916         $    117,134
 Interest paid............$     19,106         $         0         $     36,500


                   The accompanying notes are an integral part of these
                            consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

                             Year Ended           Year Ended         Year Ended
                        December 31, 2002  December 31, 2001  December 31, 2000

Changes in net assets
from operations:

Net operating (loss) income..$(1,871,088)    $   (524,560)        $  3,310,250
Net realized income on
 investments.................  2,390,302        1,276,366           18,963,832
Net increase (decrease) in
 unrealized appreciation on
 investmentsas a result of
 sales.......................  1,279,840        4,038,735          (21,246,732)
Net decrease in unrealized
 appreciation on investments
  held....................... (4,521,248)     (11,679,779)         (16,534,557)
                             -----------     ------------         ------------
Net decrease in net assets
 resulting from operations... (2,722,194)      (6,889,238)         (15,507,207)

Changes in net assets from
capital stock transactions:

Payment of dividend..........          0                0             (184,817)
Purchase of treasury stock...          0         (338,000)            (530,051)
Proceeds from sale of stock..     26,346                0                    0
Additional paid in capital
 on common stock issued......  5,617,124                0                    0
Deemed dividend shareholder
 tax credit..................          0         (271,467)          (5,688,896)
Additional paid in capital
 warrants....................          0                0              109,641
                             -----------     ------------         ------------
Net increase (decrease) in
 net assets resulting from
 capital stock transactions..  5,643,470         (609,467)          (6,294,123)
                             -----------     ------------         ------------

Net increase (decrease)
 in net assets...............  2,921,276       (7,498,705)         (21,801,330)
                             -----------     ------------         ------------
Net Assets:

Beginning of the year........ 24,334,770       31,833,475           53,634,805
                             -----------     ------------         ------------
End of the year..............$27,256,046     $ 24,334,770         $ 31,833,475
                             ===========     ============         ============


              The accompanying notes are an integral part of these
                     consolidated financial statements.

           CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2002
                                     (Audited)

                                       Method of     Shares/
                                    Valuation (3)   Principal       Value

Investments in Unaffiliated Companies
(8)(9)(10) -- 10.0% of total investments

Private Placement Portfolio (Illiquid) -- 10.0% of total investments

AlphaSimplex Group, LLC (2) --
  Investment advisory firm headed
  by Dr. Andrew W. Lo, holder of
  the Harris & Harris Group Chair
  at MIT
  Limited Liability Company interest......(D)           --      $    6,235

Continuum Photonics, Inc. (1)(2)(4)(6)
  -- Develops optical networking
  components by merging cutting-edge
  materials, MEMS and electronics
  technologies -- 3.73% of fully
  diluted equity
  Series B Convertible Preferred Stock....(D)       2,000,000      518,989

Exponential Business Development Company
  (1)(2)(5) -- Venture capital partnership
  focused on early stage companies
  Limited partnership interest............(A)           --          25,000

Kriton Medical, Inc. (1)(2)(6) --
  Develops ventricular assist devices
  -- 1.73% of fully diluted equity
  Series B Convertible Preferred Stock....(D)         476,191            0

NanoOpto Corporation (1)(2)(4)(6) --
  Develops high performance, integrated
  optical communications sub-components
  on a chip by utilizing patented nano-
  manufacturing technology -- 1.45% of
  fully diluted equity
  Series A-1 Convertible Preferred Stock..(D)         267,857        28,400

Nantero, Inc. (1)(2)(5)(6) -- Develops
  a high density nonvolatile random
  access memory chip using nanotechnology
  -- 4.15% of fully diluted equity
  Series A Convertible Preferred Stock....(A)         345,070       489,999

NeoPhotonics Corporation (1)(2)(4)(6) --
  Develops and manufactures planar
  optical devices and components using
  nanomaterials deposition technology
  -- 1.76% of fully diluted equity
  Series D Convertible Preferred Stock....(D)        1,498,802      430,440

Optiva, Inc. (1)(2)(4)(5)(6) -- Develops
  and commercializes nanomaterials for
  advanced applications -- 1.99% of
  fully diluted equity
  Series C Convertible Preferred Stock....(B)        1,249,999    1,250,000
                                                                 ----------
Total Private Placement Portfolio (cost: $5,395,166).............$2,749,063
                                                                 ----------
Total Investments in Unaffiliated Companies (cost: $5,395,166)...$2,749,063
                                                                 ----------

              The accompanying notes are an integral part of
                       this consolidated schedule.

           CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2002
                                     (Audited)

                                       Method of     Shares/
                                    Valuation (3)   Principal       Value


Investments in Non-Controlled Affiliated
Companies (8)(9)(11) -- 33.8% of total investments

Private Placement Portfolio (Illiquid) -- 33.8% of total investments

Agile Materials & Technologies, Inc.
  (1)(2)(4)(5)(6) -- Develops and
  sells variable integrated passive
  electronic equipment components--
  8.21% of fully diluted equity
  Series A Convertible Preferred Stock.....(A)      3,732,736   $ 1,000,000

Experion Systems, Inc. (1)(2)(7) --
  Develops and sells software to
  credit unions -- 12.45% of fully
  diluted equity
  Series A Convertible Preferred Stock.....(B)        294,118
  Series B Convertible Preferred Stock.....(B)         35,294
  Series C Convertible Preferred Stock.....(B)        222,184   $ 1,037,000

Nanopharma Corp. (1)(2)(4)(5)(6) --
  Develops advanced nanoscopic drug
  delivery vehicles and systems --
  14.69% of fully diluted equity
  Series A Convertible Preferred Stock.....(A)        684,516       700,000

Nanotechnologies, Inc. (1)(2)(4)(5)(6) --
  Develops high-performance nanoscale
  materials for industry -- 6.48% of
  fully diluted equity
  Series B Convertible Preferred Stock.....(A)      1,538,837       750,000

NeuroMetrix, Inc. (1)(2) -- Develops and
  sells medical devices for monitoring
  neuromuscular disorders -- 12.10% of
  fully diluted equity
  Series A Convertible Preferred Stock.....(B)        875,000
  Series B Convertible Preferred Stock.....(B)        625,000
  Series C-2 Convertible Preferred Stock...(B)      1,148,100
  Series E Convertible Preferred Stock.....(B)        499,996
  Series E-1 Convertible Preferred Stock...(B)        235,521     5,075,426

Questech Corporation (1)(2)(5) --
  Manufactures and markets proprietary
  metal decorative tiles -- 6.68% of
  fully diluted equity
  Common Stock.............................(B)        646,954
  Warrants at $5.00 expiring 11/15/04......(B)          1,966
  Warrants at $1.50 expiring 11/16/05......(B)          1,250
  Warrants at $1.50 expiring 12/14/06......(B)          8,500
  Warrants at $1.50 expiring 11/21/07......(B)          3,750       724,588
                                                                -----------

Total Private Placement Portfolio (cost: $9,359,300)............$ 9,287,014
                                                                -----------
Total Investments in Non-Controlled Affiliated Companies
(cost: $9,359,300)..............................................$ 9,287,014
                                                                -----------

             The accompanying notes are an integral part of
                        this consolidated schedule.

           CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2002
                                     (Audited)

                                       Method of     Shares/
                                    Valuation (3)   Principal       Value


U.S. Government and Agency Obligations -- 56.2% of total investments

  U.S. Treasury Bills --
   due date 01/16/03......................(K)      $4,045,000   $ 1,044,488
  U.S. Treasury Bills --
   due date 01/23/03......................(K)       9,470,000     9,463,237
  U.S. Treasury Bills --
   due date 02/13/03......................(K)       4,950,000     4,943,020
                                                                -----------
Total Investments in U.S. Government (cost: $15,452,469)........$15,450,745
                                                                -----------
Total Investments -- 100% (cost: $30,206,935)...................$27,486,822
                                                                ===========

             The accompanying notes are an integral part of
                     this consolidated schedule.



        CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2002
                                     (Audited)

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

(5) No changes in valuation occurred in these investments during the 12 months ended December 31, 2002.

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

(7)   Previously named MyPersonalAdvocate.com, Inc.

(8) Investments in unaffiliated companies consist of investments in which the Company owns less than five percent of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which the Company owns more than five percent but less than 25 percent of the portfolio company. Investments in controlled affiliated companies consist of investments in which the Company owns more than 25 percent of the portfolio company.

(9) The percentage ownership of each portfolio company disclosed in the Consolidated Schedule of Investments expresses the potential equity interest in each such portfolio company. The calculated percentage represents the amount of the issuer's equity securities the Company owns or can acquire as a percentage of the issuer's total outstanding equity securities plus equity securities reserved for issued and outstanding warrants, convertible securities and all authorized stock options, both granted and ungranted.

(10) The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $5,395,166. The gross unrealized appreciation based on the tax cost for these securities is $1,069. The gross unrealized depreciation based on the tax cost for these securities is $2,647,172.

(11) The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $9,359,300. The gross unrealized appreciation based on the tax cost for these securities is $2,414,044. The gross unrealized depreciation based on the tax cost for these securities is $2,486,330.


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

        Harris & Harris Enterprises, Inc. ("Enterprises") is a 100 percent wholly owned subsidiary of the Company. Enterprises holds the lease for the office space, which it subleases to the Company and an unaffiliated party; operates a financial relations and consulting firm; is a partner in Harris Partners I, L.P. and is taxed as a C corporation. Harris Partners I, L.P. is a limited partnership and owned, until December 31, 2002, a 20 percent limited partnership interest in PHZ Capital Partners L.P. The partners of Harris Partners I, L.P. are Enterprises (sole general partner) and Harris & Harris Group, Inc. (sole limited partner).

        The Company filed for 1999 to elect treatment as a Regulated Investment Company ("RIC") under Sub-Chapter M of the Internal Revenue Code of 1986 (the "Code") and qualified for the same treatment for 2000 and 2001. There can be no assurance that the Company will qualify as a RIC for 2002 and subsequent years or that if it does qualify, it will continue to qualify for subsequent years. In addition, even if the Company were to qualify as a RIC for a given year, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a C Corporation, rather than as a RIC. As a RIC, the Company must, among other factors, distribute at least 90 percent of its investment company taxable income and may either distribute or retain its realized net capital gains on investments.

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

        The December 31, 2002 consolidated financial statements include a provision for deferred taxes on the remaining net built-in gains as of December 31, 1998, net of the unutilized operating and capital loss carryforwards incurred by the Company through December 31, 1998.

         The Company pays federal, state and local income taxes on behalf of its wholly owned subsidiary, Harris & Harris Enterprises, which is a C corporation. (See "Note 6 Income Taxes.")

         Estimates by Management. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2002 and 2001, and the reported amounts of revenues and expenses for the three years ended December 31, 2002. The most significant estimate relates to the fair valuations of investments for the years ended December 31, 2002 and 2001. Actual results could differ from these estimates.

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

	As of January 1, 1998, the Company implemented the Harris & Harris Group, Inc. Employee Profit-Sharing Plan (the "1998 Plan") that provided for profit sharing equal to 20 percent of the net realized income of the Company as reflected on the Consolidated Statements of Operations for such year, less the nonqualifying gain, if any. The 1998 Plan was terminated by the Company as of December 31, 1999, subject to the payment of any amounts owed on the 1999 realized gains under the 1998 Plan.

	In March 2000, the Company paid out 90 percent of the profit sharing in the amount of $1,024,696 on the 1999 realized gains;
the remaining 10 percent or $113,855 was paid out in September
2000, upon the completion and filing of the Company's 1999 federal tax return.

	As of January 1, 2000, the Company implemented the Harris & Harris Group, Inc. Employee Profit-Sharing Plan (the "Plan") that provides for profit sharing by its officers and employees equal to 20 percent of the net realized income of the Company as reflected on the consolidated statements of operations of the Company for such year, less the nonqualifying gain, if any.

	On April 26, 2000 the shareholders of the Company approved the performance goals under the Plan in accordance with Section 162(m) of the Internal Revenue Code of 1986 ("Code"), effective as of January 1, 2000. The Code generally provides that a public company such as the Company may not deduct compensation paid to its chief executive officer or to any of its four most highly compensated officers to the extent that the compensation paid to any such officer/employee exceeds $1 million in any tax year, unless the payment is made upon the attainment of objective performance goals that are approved by the Company's shareholders.

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

	As soon as practicable following the year-end audit, the Committee will determine whether, and if so how much, Qualifying Income exists for a plan year, and 90 percent of the Qualifying Income will be paid out to Plan participants pursuant to the distribution percentages set forth in the Plan. The remaining 10 percent will be paid out after the Company has filed its federal tax return for that year in which Qualifying Income exists. At December 31, 2002, the distribution amounts for each officer and employee were as follows: Charles E. Harris, 13.790 percent; Mel P. Melsheimer, 4.233 percent; Helene B. Shavin, 1.524 percent; and Jacqueline M. Matthews, 0.453 percent. In one case, for a former employee, who left the Company other than due to termination for cause, any amount earned will be accrued and may subsequently be paid to such participant.

	On October 15, 2002 the shareholders of the Company approved the performance goals under the 2002 Plan in accordance with
Section 162(m) of the Internal Revenue Code of 1986 ("Code"), effective as of January 1, 2003. The Code generally provides that a public company such as the Company may not deduct compensation paid to its chief executive officer or to any of its four most highly compensated officers to the extent that the compensation paid to any such officer/employee exceeds $1 million in any tax year, unless the payment is made upon the attainment of objective performance goals that are approved by the Company's shareholders.

	As of January 1, 2003, the Company implemented the Amended and Restated Harris & Harris Group, Inc. Employee Profit-Sharing Plan
(the "2002" Plan").

	Under the 2002 Plan, net realized income of the Company includes investment income, realized qualifying gains and losses, and operating expenses (including taxes paid or payable by the Company), but is calculated without regard to dividends paid or loss carry-overs from other years ("Qualifying Income").

	Under the 2002 Plan, awards previously granted to the Plan's four current Participants (Messrs. Harris and Melsheimer and Mss. Shavin and Matthews, herein referred to as the "grandfathered participants") will be reduced by 10% with respect to "Non-Tiny Technology Investments" (as defined in the 2002 Plan) and by 25% with respect to "Tiny Technology Investments" (as defined in the 2002 Plan) and will become permanent. These reduced awards are herein referred to as "grandfathered participations." The amount by which such awards are reduced will be allocable and reallocable each year by the Compensation Committee ("Committee") among current and new participants as awards under the 2002 Plan. The grandfathered participations will be honored by the Company whether or not the grandfathered participant is still employed by the Company or is still alive (in the event of death, the grandfathered participations will be paid to the grandfathered participant's estate), unless the grandfathered participant is dismissed for cause, in which case all awards, including the grandfathered participations, will be immediately cancelled and forfeited. With regard to new investments and follow-on investments made after the date on which the first new employee begins participating in the 2002 Plan, both current and new participants will be required to be employed by the Company at the end of a plan year in order to participate in profit sharing on such investments with respect to such year.

	Notwithstanding any provisions of the 2002 Plan, in no event may the aggregate amount of all awards payable for any Plan Year during which the Company remains a "business development company" within the meaning of 1940 Act be greater than 20 percent of the Company's "net income after taxes" within the meaning of Section 57(n)(1)(B) of the 1940 Act. In the event the awards as calculated exceed such amount, the awards will be reduced pro rata.

	The 2002 Plan may be modified, amended or terminated by the Committee at any time. Notwithstanding the foregoing, the grandfathered participations may not be modified further. Nothing in the 2002 Plan will preclude the Committee from naming additional participants in the 2002 Plan or, except for grandfathered participations, changing the Award Percentage of any Participant (subject to the overall percentage limitations contained in the 2002 Plan). Under the 2002 Plan, the distribution amounts for non-grandfathered investments for each officer and employee currently are as follows: Charles E. Harris, 10.790 percent; Mel P. Melsheimer, 4.233 percent; Douglas W. Jamison, 3.0 percent; Helene
B. Shavin, 1.524 percent; and Jacqueline M. Matthews, 0.453 percent.

	The grandfathered participations are set forth below:


                               Grandfathered Participations
Officer/Employee         Non-Tiny Technology (%)   Tiny Technology (%)



Charles E. Harris               12.41100                 10.34250
Mel P. Melsheimer                3.80970                  3.17475
Helene B. Shavin                 1.37160                  1.14300
Jacqueline M. Matthews            .40770                   .33975
Total                           18.00000                 15.00000


	Accordingly, an additional 2.00% of Qualifying Income with respect to grandfathered Non-Tiny Technology Investments, 5.00% of Qualifying Income with respect to grandfathered Tiny Technology Investments and the full 20.00% of Qualifying Income with respect to new investments are available for allocation and reallocation from year to year. Currently Douglas W. Jamison is allocated .80% of the Non-Tiny Technology Grandfathered Participations and 2.00 % of the Tiny Technology Grandfathered Participations.

	During 2002, the Company decreased the profit-sharing accrual by $163,049, bringing the cumulative accrual under the Plan to $15,233 at December 31, 2002. The amounts payable under the Plan for net realized income during the year ended December 31, 2002 are $15,233. The Company will pay out 90 percent in March 2003 and the remaining 10 percent upon the completion and filing of the Company's 2002 federal tax return.

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

	On July 8, 2002, the Company filed a final prospectus under Rule 497 of the Securities Act of 1933 with the SEC for the issuance of transferable rights to its shareholders. The rights allowed the shareholders to subscribe for a maximum of 2,954,743 new shares of the Company's common stock, of which 2,634,614 new shares were subscribed for pursuant to the rights offering. The actual amount of gross proceeds raised upon completion of the offer was $5,927,882; net proceeds were $5,643,470, after expenses of $284,412. The Company intends to invest, under normal circumstances, directly or indirectly, the net proceeds of the offer in accordance with its investment objectives and policies, within the 12 months following the receipt of such proceeds, depending on the available investment opportunities for the types of investments in which the Company principally invests.

	Since 1998, the Company has repurchased a total of 1,859,047 of its shares for a total of $3,496,388, including commissions and expenses, at an average price of $1.88 per share. These treasury shares were reduced by the purchases made by the Directors. On
July 23, 2002, because of the Company's strategic decision to invest in tiny technology, the Board of Directors reaffirmed its commitment not be authorize the purchase of additional shares of stock in the foreseeable future.

	On December 14, 2000, the Company declared a deemed dividend of $1.78 per share for a total of $16,253,987, and in 2001, the Company paid federal income taxes on behalf of shareholders of $0.62 per share for a total of $5,688,896. The Company paid the tax at the corporate rate on the distribution, and the shareholders received a tax credit equal to their proportionate share of the tax paid.

	On January 22, 2002, the Company announced a deemed dividend of $0.0875 per share for a total of $775,620, and in 2002 the Company paid federal income taxes on behalf of shareholders of $0.030625 per share for a total of $271,467. The Company paid the tax at the corporate rate on the distribution, and the shareholders received a tax credit equal to their proportionate share of the tax paid.

	The net of the total deemed dividends declared in 2000 ($16,253,987) and 2001 ($775,620) and the taxes paid on behalf of shareholders in 2000 ($5,688,896) and 2001 ($271,467) is considered to be reinvested by the shareholders; therefore, during 2000 and 2001, additional paid in capital has increased by $10,565,091 and $504,153, respectively.

	The tax character of the 2000 and 2001 deemed dividends was long-term capital gain.

	As of December 31, 2002, there are no distributable earnings. The difference between the book basis and tax basis components of distributable earnings is attributed to Built-In Gains generated at the time of the Company's qualification as a RIC (see Note 6.
"Income Taxes") and after tax earnings that are not required to be distributed.

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

	The Employment Agreement provides for the Company to adopt a supplemental executive retirement plan (the "SERP") for the benefit of Mr. Harris. Under the SERP, the Company will cause an amount equal to one-twelfth of Mr. Harris's current annual salary to be credited each month (a "Monthly Credit") to a special account maintained for this purpose on the books of the Company for the benefit of Mr. Harris (the "SERP Account"). The amounts credited to the SERP Account will be deemed invested or reinvested in such mutual funds or U.S. Government securities as determined by Mr. Harris. The SERP Account will be credited and debited to reflect the deemed investment returns, losses and expenses attributed to such deemed investments and reinvestments. Mr. Harris' benefit under the SERP will equal the balance in the SERP Account and such benefit will always be 100 percent vested (i.e., not forfeitable).
 Mr. Harris will determine the form and timing of the distribution of the balance in the SERP Account; provided, however, in the event of the termination, the balance in the SERP Account will be distributed to Mr. Harris or his beneficiary, as the case may be, in a lump-sum payment within 30 days of such termination. The Company will establish a rabbi trust for the purpose of accumulating funds to satisfy the obligations incurred by the Company under the SERP. The restricted funds for the SERP Plan total $756,944 as of December 31, 2002. Mr. Harris' rights to benefits pursuant to this SERP will be no greater than those of a general creditor of the Company.

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

	As of January 1, 1989, the Company adopted an employee benefits program covering substantially all employees of the Company under a 401(k) Plan and Trust Agreement. As of January 1, 1999, the Company adopted the Harris & Harris Pension Plan and Trust, a money purchase plan which would allow the Company to stay compliant with the 401(k) top-heavy regulations and deduction limitation regulations. In 2001, Congress enacted the Economic Growth and Tax Relief Reconciliation Act of 2001 which has increased the deduction limits for plans such as the 401(k) Plan. This Act eliminates the need for the Company to maintain two separate plans. Effective December 31, 2001, the Pension Plan merged into the 401(k) Plan, with the 401(k) Plan being the surviving plan. Contributions to the plan are at the discretion of the Company. During 2002, contributions to the plan that have been charged to salaries and benefits totaled approximately $51,500.

	On June 30, 1994, the Company adopted a plan to provide medical and health insurance for retirees, their spouses and dependents who, at the time of their retirement, have ten years of service with the Company and have attained 50 years of age or have attained 45 years of age and have 15 years of service with the Company. On February 10, 1997, the Company amended this plan to include employees who "have seven full years of service and have attained 58 years of age." The coverage is secondary to any government provided or subsequent employer provided health insurance plans. Based upon actuarial estimates, the Company provided an original reserve of $176,520 that was charged to operations for the period ending June 30, 1994. As of December 31, 2002 the Company had a reserve of $446,302 for the plan.

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

	Provided that a proper election is made, a corporation taxable under Sub-Chapter C of the Internal Revenue Code (a "C
Corporation") that elects to qualify as a RIC continues to be taxable as a C Corporation on any gains realized within 10 years of its qualification as a RIC (the "Inclusion Period") from sales of assets that were held by the corporation on the effective date of the RIC election ("C Corporation Assets") to the extent of any gain built into the assets on such date ("Built-In Gain"). (If the corporation fails to make a proper election, it is taxable on its Built-In Gain as of the effective date of its RIC election.)
The Company had Built-In Gains at the time of its qualification as a RIC and made the election to be taxed on any Built-In Gain realized during the Inclusion Period. Prior to 1999, the Company incurred ordinary and capital losses from its operations. After the Company's election of RIC status, those losses remained available to be carried forward to subsequent taxable years. The Company has previously used loss carryforwards to offset Built-In Gains. As of January 1, 2003, the Company had $501,640 of loss carryforwards remaining and $4,663,457 of unrealized Built-In
Gains.

                                   57
	Continued qualification as a RIC requires the Company to satisfy certain investment asset diversification requirements in future years. The Company's ability to satisfy those requirements may not be controllable by the Company. (See "Sub-Chapter M Status" contained in Item 1. "Business.") There can be no assurance that the Company will qualify as a RIC in subsequent years.

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

	In 2002, the Company realized long-term capital losses of $470,622 primarily from long-term capital gains of $1,008,653 from the Company's liquidation of its partnership interest in PHZ Capital Partners L.P. offset by losses on the sale of Schwoo, Inc. of $1,248,825 and on the liquidation of Informio, Inc. of $350,583. The Company also realized short-term capital gains of $732,936 primarily from the liquidation of its partnership interest in PHZ Capital Partners L.P. Realized short-term capital gains were reduced by realized long-term capital losses resulting in net realized short-term capital gains. The Company offset the net realized short-term gains with 2002 expenses and neither owed federal income taxes on the gain nor was required to distribute any portion of this gain to shareholders.

	For the years ended December 31, 2002, 2001 and 2000, the
Company's income tax (benefit) expense was allocated as follows:

                                  2002           2001           2000

Investment operations        $       0      $       0    $         0

Realized income on
  investments                  894,435        118,415	     101,435

Decrease in unrealized
  appreciation on
  investments                 (695,126)       (90,464)      (153,304)
                             ---------       --------     ----------
Total income tax
  (benefit) expense          $ 199,309      $  27,951     $  (51,869)
                             =========      =========     ==========

	The above tax (benefit) expense consists of the following:

                                  2002           2001           2000


Current                      $ 894,435      $ 118,415     $  101,435
Deferred -- Federal           (695,126)       (90,464)      (153,304)
                             ---------      ---------     ----------
Total income tax
  (benefit) expense          $ 199,309      $  27,951     $  (51,869)
                             =========      =========     ==========

	The Company's net deferred tax liability at December 31, 2002 and 2001 consists of the following:

                                                 2002           2001

Unrealized appreciation on investments      $ 844,918     $1,540,044
Net operating and capital loss carryforward  (175,574)      (175,574)
                                            ---------     ----------
Net deferred income tax liability           $ 669,344     $1,364,470
                                            =========     ==========

NOTE 7.  COMMITMENTS AND CONTINGENCIES

	During 1993, the Company signed a ten-year lease with sublet provisions for office space. In 1995, this lease was amended to include additional office space. During 1999, the Company sublet this additional space to an unaffiliated party. Rent expense under this lease for the year ended December 31, 2002 was $178,561.
Future minimum lease payments in 2003 are $101,946.

	The Company had $750,000 of funds in escrow as of December 31, 2002, in anticipation of closing an investment in NanoGram Devices Corporation. On February 3, 2003, the Company announced that it had invested in a convertible preferred security of Nanogram
Devices Corporation.

NOTE 8.  ASSET ACCOUNT LINE OF CREDIT

	On November 19, 2001, the Company established an asset account line of credit of up to $12,700,000. The asset account line of credit is secured by the Company's government agency securities. Under the asset account line of credit, the Company may borrow up to 95 percent of the current value of its government agency securities. The Company's outstanding balance under the asset line of credit at December 31, 2001 and December 31, 2002 was $12,495,777 and $0, respectively. The asset line of credit bears interest at a rate of the Broker Call Rate plus 50 basis points.

NOTE 9.  SUBSEQUENT EVENTS

	On January 16, 2003, the Company received $786,492 as final payment in the liquidation of the Company's investment in PHZ
Capital Partners L.P.

	On February 3, 2003, the Company announced that it had invested $750,000 in a convertible preferred security of Nanogram Devices Corporation. Nanogram Devices has developed and is commercializing specialized power sources for medical devices and other medical equipment based on its patented, laser-based nanomaterials synthesis technology.

	On March 20, 2003, in order to begin planning for eventual management succession, the Board of Directors voted to establish a mandatory retirement plan for individuals who are employed by the Company in a bona fide executive or high policy making position. There are currently two such individuals, the Chairman and CEO, and the President and COO. Under this plan, mandatory retirement will take place effective December 31 of the year in which the eligible individuals attain the age of 65. On an annual basis beginning in the year in which the designated individual attains the age of 65, a committee of the Board consisting of non-interested directors may determine to postpone the mandatory retirement date for that individual for one additional year for the benefit of the Company.

	Pursuant to applicable age discrimination laws, the Company is required to establish a pension benefit plan (the "Plan") for such individuals. The Company's Chairman and CEO has offered, for the benefit of the Company in connection with its establishment of the Plan, to waive certain of his existing benefit rights, which is expected to relieve the Company from having to provide for Plan expense for him. Plan expense to cover the President and COO's anticipated benefit under the Plan will total approximately a currently estimated $450,000, which will be unfunded and will be amortized over the fiscal periods through the year ended December
31, 2004.

                              FINANCIAL HIGHLIGHTS

Per share operating performance:

                                 Year Ended   Year Ended    Year Ended     Year Ended   Year Ended
                                   December     December      December       December     December
                                   31, 2002     31, 2001      31, 2000       31, 1999     31, 1998

Net asset value, beginning
of period	                $      2.75  $      3.51  $      5.80    $      2.13  $      3.15

Net operating income (loss)           (0.19)       (0.06)        0.37          (1.04)      (0.26)
Net realized gain (loss) on
 investments                           0.24         0.14         2.09           0.93       (0.16)
Net (decrease) increase in unrealized
appreciation as a result of sales      0.13         0.45        (2.35)         (0.46)       0.11
Net decrease (increase) in unrealized
 appreciation on investments held     (0.46)       (1.30)       (1.82)          4.58        0.05
Net decrease as a result of cash
 dividend                              0.00         0.00        (0.02)         (0.35)      (0.75)
Net decrease as a result of deemed
 dividend                              0.00        (0.03)       (0.62)          0.00        0.00
Net increase (decrease) from capital
 stock transactions                   (0.10)        0.04         0.06           0.01       (0.01)
                                -----------  -----------  -----------  -------------  ----------

Net asset value, end of period*	$      2.37  $      2.75  $      3.51   $       5.80  $     2.13
                                ===========  ===========  ===========   ============  ==========

Cash dividends paid per share	$       0.00 $      0.00  $      0.02   $       0.35  $     0.75

Deemed dividend per share       $       0.00 $    0.0875  $      1.78   $       0.00  $     0.00

Market value per share, end
 of period                      $       2.46 $      1.90  $    2.4375   $      11.50  $     1.50


Total income tax liability
per share                       $       0.15 $      0.18  $      0.78   $       0.16  $     0.09


Ratio of expenses to average
net assets                               8.3%       3.45%       (6.21)%        34.08%       10.9%

Ratio of net operating gain
(loss) to average net assets           (7.3)%     (1.75)%         52.7%       (3.50)%     (10.4)%


Investment return based on:
Stock price                             40.5%     (22.1)%       (78.8)%        666.7%     (45.5)%
Net asset value                        (13.8)%	  (21.7)%       (39.5)%        188.7%      (8.3)%


Portfolio turnover                      46.00%      9.00%        20.56%        53.54%      19.71%


Net assets, end of period         $27,256,046 $24,334,770  $ 31,833,475 $ 53,634,805  $22,556,709


Number of shares outstanding       11,498,845   8,864,231     9,064,231    9,240,831   10,591,232


*Reflects the decline in net asset value as a result of the $0.02 dividend paid in 2000.



             The accompanying notes are an integral part of this schedule.

Item 9.	Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure

	On February 26, 2002, the Company appointed the accounting firm of PricewaterhouseCoopers LLP as independent accountants for the Company for the fiscal year ending December 31, 2002. Arthur Andersen LLP was dismissed effective upon completion of the December 31, 2001 audit. The decision to change accountants was approved by the Company's Audit Committee and was subject to ratification by its stockholders.

	In connection with its audits for the 2001 and 2000 fiscal years, (1) there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, auditing scope or procedure, whereby such disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused them to make reference thereto in their report on the financial statements for such years; and (2) there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

	The reports of Arthur Andersen on the financial statements of the Company for 2001 and 2000 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

	The Company did not consult with PricewaterhouseCoopers LLP in 2001, 2000 or the interim period from January 1, 2002 to February
26, 2002 on either the application of accounting principles to a specified transaction either completed or proposed or the type of audit opinion PricewaterhouseCoopers LLP might issue on the Company's financial statements.

	The Company requested that Arthur Andersen furnish a letter addressed to the Securities and Exchange Commission stating whether or not Arthur Andersen agreed with the above statements. A copy of such letter to the SEC, dated March 1, 2002, was filed as Exhibit
16.1 to the Form 8-K filed with the SEC on March 1, 2002.


                               PART III

Item 10.  Directors and Executive Officers of the Company

	The information set forth under the captions "Election of Directors" on page 3, "Executive Officers" on page 12 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 20 in the Company's Proxy Statement for Annual Meeting of Shareholders to be held May 5, 2003, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 on or about March 25, 2003 (the "2003 Proxy Statement") is herein incorporated by reference.


Item 11.  Executive Compensation

	The information set forth under the captions "Summary
Compensation Table" on page 13 and "Compensation of Directors" on page 19 in the 2003 Proxy Statement is herein incorporated by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

	The information set forth under the caption "Security
Ownership of Certain Beneficial Owners" on pages 10 and 11 in the 2003 Proxy Statement is herein incorporated by reference.


Item 13.  Certain Relationships and Related Transactions

	There were no relationships or transactions within the meaning of this item during the year ended December 31, 2002.


Item 14.  Controls and Procedures

       (a) Within the 90-day period prior to the filing date of this annual report, the Company's chief executive officer and chief financial officer conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them of any material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

       (b) There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                 PART IV

Item 15. Exhibits, Consolidated Financial Statements, Schedules and Reports on Form 8-K

(a)  The following documents are filed as a part of this report:

     (1) Listed below are the financial statements which are filed as part of this report:

          o Consolidated Statements of Assets and Liabilities as of December 31, 2002 and 2001;

          o Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000;

          o Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000;

          o Consolidated Statements of Changes in Net Assets for the years ended December 31, 2002, 2001 and 2000;

          o  Consolidated Schedule of Investments as of December 31,
             2002;

          o  Footnote to Consolidated Schedule of Investments;

          o  Notes to Consolidated Financial Statements; and

          o Selected Per Share Data and Ratios for the years ended December 31, 2002, 2001, 2000, 1999 and 1998.

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

      10.7    Harris & Harris Group, Inc. Directors Stock Purchase Plan
              2001.

      10.8    Harris & Harris Group, Inc. Executive Mandatory Retirement
              Plan.

      10.9    Amendment No. 1 to Deferred Compensation Agreement.

      11.0*   Computation of Per Share Earnings is set forth under Item 8.

      99.1* Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



(b)  Reports on Form 8-K.  None


*Exhibits attached.

                                   SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HARRIS & HARRIS GROUP, INC.


Date: March 24, 2003                       By:/s/ Charles E. Harris
                                              ---------------------
                                              Charles E. Harris
                                              Chairman of the Board


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Signatures                     Title                       Date
-------------            ---------------------         -----------------

/s/ Charles E. Harris	Chairman of the Board		March 18, 2003
---------------------   and Chief Executive Officer
Charles E. Harris


/s/ Mel P. Melsheimer   President, Chief Operating      March 18, 2003
---------------------   Officer, Chief Financial Officer,
Mel P. Melsheimer	Treasurer and Chief Compliance Officer


/s/ Helene B. Shavin    Vice President and Controller   March 18, 2003
--------------------
Helene B. Shavin


/s/ Phillip A. Bauman   Director                        March 13, 2003
---------------------
Phillip A. Bauman

/s/ G. Morgan Browne    Director                        March 14, 2003
--------------------
G. Morgan Browne


/s/ Dugald A. Fletcher  Director                        March 13, 2003
----------------------
Dugald A. Fletcher


/s/Kelly S. Kirkpatrick Director                        March 18, 2003
-----------------------
Kelly S. Kirkpatrick


/s/ Glenn E. Mayer      Director                        March 14, 2003
------------------
Glenn E. Mayer


/s/ Lori D. Pressman    Director                        March 21, 2003
--------------------
Lori D. Pressman


/s/ Charles E. Ramsey   Director                        March 19, 2003
---------------------
Charles E. Ramsey


/s/ James E. Roberts    Director                        March 18, 2003
--------------------
James E. Roberts

                      CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Charles E. Harris, Chief Executive Officer of the Company, certify that:

     1. I have reviewed this annual report on Form 10-K of Harris & Harris Group, Inc.:

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

           a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                         By: /s/ Charles E. Harris
                                             ---------------------
Date:  March 24, 2003                        Charles E. Harris,
                                             Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Mel P. Melsheimer, Chief Financial Officer of the Company, certify that:

     7. I have reviewed this annual report on Form 10-K of Harris & Harris Group, Inc.:

     8. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     9. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

           a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    12. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                         By: /s/ Mel P. Melsheimer
                                             ---------------------
Date:  March 24, 2003	                     Mel P. Melsheimer,
                                             Chief Financial Officer

                                    EXHIBIT INDEX

The following exhibits are filed with this report in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit No.	Description


10.8    Harris & Harris Group, Inc. Executive Mandatory Retirement
        Plan.

10.9    Amendment No. 1 to Deferred Compensation Agreement.


11.0	Computation of Per Share Earnings is set forth under Item 8.

99.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section
        1350, as adopted pursuant to Section 906 of the Sarbanes-
        Oxley Act of 2002.



