Form 10-Q
period 2003-03-31
HARRIS & HARRIS GROUP INC /NY/
filed 2003-05-14
CIK 893739

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C.  20549

                              Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2003

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

                  Commission File Number: 0-11576

                   HARRIS & HARRIS GROUP, INC.
---------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

             New York                             13-3119827
---------------------------------------------------------------------
(State or other jurisdiction of	 (IRS Employer Identification No.)
  incorporation or organization)

One Rockefeller Plaza, Rockefeller Center, New York, New York 10020
---------------------------------------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

                            (212) 332-3600
---------------------------------------------------------------------
          (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes [ X ]             No [   ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

           Yes [   ]             No [ X ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                        Outstanding at May 7, 2003
---------------------------------------------------------------------
Common Stock, $0.01 par                    11,498,845 shares
value per share




                       Harris & Harris Group, Inc.
                       Form 10-Q, March 31, 2003

                                                  Page Number

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial  Statements.........      1

Consolidated Statements of Assets and Liabilities..      2

Consolidated Statements of Operations..............      3

Consolidated Statements of Cash Flows..............      4

Consolidated Statements of Changes in Net Assets...      5

Consolidated Schedule of Investments...............      6

Notes to Consolidated Financial Statements.........     13

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations......     22

Financial Condition................................     22

Results of Operations..............................     23

Liquidity and Capital Resources....................     24

Risk Factors.......................................     26

Item 3.  Quantitative and Qualitative Disclosures
About Market Risk..................................     31

Item 4.  Controls and Procedures...................     32

PART II  OTHER INFORMATION

Item 1.	Legal Proceedings..........................     33
Item 2.	Changes in Securities and Use of Proceeds..     33
Item 3.	Defaults Upon Senior Securities............     33
Item 4.	Submission of Matters to a Vote of
        Security Holders...........................     33
Item 5.	Other Information..........................     33
Item 6.	Exhibits and Reports on Form 8-K...........     33

Signature..........................................     34



PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

     The information furnished in the accompanying consolidated financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim period presented.

     Harris & Harris Group, Inc. (the "Company") is an internally managed, closed-end investment company that has elected to be treated as a business development company under the Investment Company Act of 1940. Certain information and disclosures normally included in the consolidated financial statements in accordance with Generally Accepted Accounting Principles have been condensed or omitted as permitted by Regulation S-X and Regulation S-K. It is suggested that the accompanying consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002 contained in the Company's 2002 Annual Report.

     On September 25, 1997, the Company's Board of Directors approved a proposal to seek qualification of the Company as a Regulated Investment Company ("RIC") under Sub-Chapter M of the Internal Revenue Code (the "Code"). At that time, the Company was taxable under Sub-Chapter C of the Code (a "C Corporation"). In order to qualify as a RIC, the Company must, in general (1) annually derive at least 90 percent of its gross income from dividends, interest, gains from the sale of securities and similar sources; (2) quarterly meet certain investment diversification requirements; and (3) annually distribute at least 90 percent of its investment company taxable income as a dividend. In addition to the requirement that the Company must annually distribute at least 90 percent of its investment company taxable income, the Company may either distribute or retain its taxable net capital gains from investments, but any net capital gains not distributed could be subject to corporate level tax. Further, the Company could be subject to a four percent excise tax to the extent it fails to distribute at least 98 percent of its annual taxable income and would be subject to income tax to the extent it fails to distribute 100 percent of its investment company taxable income.

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

     On April 2, 2003, the Company received SEC certification for 2002, permitting it to qualify for RIC treatment for 2002 (as it had for 1999-2001). Although the SEC certification for 2002 was issued, there can be no assurance that the Company will qualify for or receive such certification for subsequent years (to the extent it needs additional certification as a result of changes in its portfolio) or that it will actually qualify for Sub-Chapter M treatment in subsequent years. In addition, under certain circumstances, even if the Company qualified for Sub-Chapter M treatment in a given year, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a C Corporation, rather than as a RIC.



       CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                            ASSETS

                          March 31, 2003     December 31, 2002
                             (Unaudited)             (Audited)

Investments, at value
 (Cost: $38,148,077 at
 3/31/03, $30,206,935
 at 12/31/02)..............  $34,799,838           $27,486,822
Cash and cash equivalents..      115,948             5,967,356
Restricted funds (Note 5)..      762,532               756,944
Funds in escrow............            0               750,000
Receivable from portfolio
 company...................            0               786,492
Interest receivable........       22,086                   189
Income tax receivable......       72,546                     0
Prepaid expenses...........       75,867                96,631
Other assets...............      109,607               107,535
                             -----------           -----------
Total assets...............  $35,958,424           $35,951,969
                             ===========           ===========

                          LIABILITIES & NET ASSETS

Accounts payable and
 accrued liabilities.......  $ 1,519,347           $ 1,451,568
Payable to broker for
 unsettled trade...........            0             5,696,725
Bank loan payable (Note 8).    7,724,207                     0
Accrued profit sharing
 (Note 3)..................        1,523                15,233
Deferred rent..............        3,084                 5,397
Current income tax
 liability.................            0               857,656
Deferred income tax
 liability (Note 6)........      669,344               669,344
                             -----------           -----------
Total liabilities..........    9,917,505             8,695,923
                             -----------           -----------
Commitments and contingencies
 (Note 7)

Net assets.................  $26,040,919           $27,256,046
                             ===========           ===========

Net assets are comprised of:
Preferred stock, $0.10 par
 value, 2,000,000 shares
 authorized; none issued...  $         0           $         0
Common stock, $0.01 par
 value, 25,000,000 shares
 authorized; 13,327,585
 issued at 3/31/03 and
 12/31/02..................      133,276               133,276
Additional paid in capital
 (Note 4)..................   32,845,872            32,845,872
Additional paid in capital
 - common stock warrants...      109,641               109,641
Accumulated net realized
 gain......................      550,819             1,137,820
Accumulated unrealized
 appreciation of
 investments, net of
 deferred tax liability
 of $844,918 at 3/31/03
 and 12/31/02..............   (4,193,158)           (3,565,032)
Treasury stock, at cost
 (1,828,740 shares at
 3/31/03 and 12/31/02).....   (3,405,531)           (3,405,531)
                             -----------           -----------
Net assets.................  $26,040,919           $27,256,046
                             ===========           ===========
Shares outstanding.........   11,498,845            11,498,845
                             ===========           ===========
Net asset value per
 outstanding share.........  $      2.26           $      2.37
                             ===========           ===========

               The accompanying notes are an integral
         part of these consolidated financial statements.

                CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                      Three Months Ended    Three Months Ended
                          March 31, 2003        March 31, 2002
Investment income:
 Interest from
  unaffiliated issuers....  $     46,246          $     54,136
 Other income.............        18,430                 5,326
  Total investment income.        64,676                59,462

Expenses:
 Profit-sharing accrual
  (Note 3)................             0               127,959
 Salaries and benefits....       362,196               255,376
 Administration and
  operations..............        95,112                87,902
 Professional fees........        67,158                43,095
 Rent.....................        47,877                42,724
 Directors' fees and
  expenses................        56,365                41,076
 Depreciation.............         9,980                 5,948
 Custodian fees...........         2,187                 3,839
 Interest expense
  (Note 4)................         8,261                 7,776
                             -----------         -------------
  Total expenses..........       649,136               615,695
                             -----------         -------------
 Operating loss before
  income taxes............      (584,460)             (556,233)
 Income tax provision
  (Note 6)................             0                     0
                             -----------         -------------
Net operating loss........      (584,460)             (556,233)

Net realized gain on investments:
 Realized gain on
  investments.............           432               110,679
                             -----------         -------------
    Total realized gain...           432               110,679
 Income tax provision
  (Note 6)................        (2,973)              (34,223)
                             -----------         -------------
 Net realized (loss)
  gain on investments.....        (2,541)               76,456
                             -----------         -------------
Net realized loss.........      (587,001)             (479,777)

Net decrease in unrealized
appreciation on investments:
 Decrease as a result of
  investment sales........             0                     0
 Increase as a result of
  investment sales........             0                     0
 Increase on investments
  held....................       227,838                45,006
 Decrease on investments
  held....................      (855,964)             (602,163)
                             -----------         -------------
   Change in unrealized
    appreciation on
    investments...........      (628,126)             (557,157)
 Income tax provision
  (Note 6)................             0                     0
                             -----------         -------------
 Net decrease in
  unrealized appreciation
  on investments..........      (628,126)             (557,157)
                             -----------         -------------
Net decrease in net assets
resulting from operations:
 Total....................   $(1,215,127)        $  (1,036,934)
                             ===========         =============
 Per outstanding share....   $     (0.11)        $       (0.12)
                             ===========         =============


               The accompanying notes are an integral
            part of these consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                      Three Months Ended    Three Months Ended
                          March 31, 2003        March 31, 2002

Cash flows from
operating activities:
Net decrease in net
 assets resulting from
 operations...............   $(1,215,127)          $(1,036,934)
Adjustments to reconcile
net decrease in net assets
resulting from operations
to net cash used in
operating activities:
 Net realized and
  unrealized loss on
   investments............       627,694               442,349
 Depreciation.............         9,980                 5,948

Changes in assets and liabilities:
 Restricted funds.........        (5,588)              (72,947)
 Receivable from
  investment company......       786,492                     0
 Funds in escrow..........       750,000                     0
 Interest receivable......       (21,897)                   82
 Note receivable..........             0                10,487
 Current income tax
  receivable..............       (72,546)                    0
 Prepaid expenses.........        20,764               (56,284)
 Other assets.............        (2,072)               17,627
 Accounts payable and
  accrued liabilities.....        67,779                (9,597)
 Payable to broker for
  unsettled trade.........    (5,696,725)                    0
 Accrued profit sharing...       (13,710)              127,959
 Current income tax
  liability...............      (857,656)             (256,875)
 Deferred rent............        (2,313)               (2,313)
                             -----------           -----------
 Net cash used in
  operating activities....    (5,624,925)             (830,498)

Cash flows from investing
activities:
 Net (purchase) sale of
  short-term investments
  and marketable
  securities..............    (7,211,448)            6,753,035
 Proceeds from
  investments.............        12,088               180,211
 Investment in private
  placements and loans....      (750,000)           (2,425,000)
 Purchase of fixed assets.        (1,330)               (1,821)
                             -----------           -----------
 Net cash (used in)
  provided by investing
  activities..............    (7,950,690)            4,506,425

Cash flows from financing
activities:
 Payment of bank loan
  payable.................             0            (3,499,037)
 Proceeds from bank loan
  payable.................     7,724,207                     0
                             -----------           -----------
 Net cash provided by
  (used in) financing
  activities..............     7,724,207            (3,499,037)

Net increase (decrease) in
cash and cash equivalents:
 Cash and cash
  equivalents at beginning
  of the period...........     5,967,356               135,135
 Cash and cash
  equivalents at end of
  the period..............       115,948               312,025
                             -----------           -----------
 Net (decrease) increase
  in cash and cash
  equivalents.............   $(5,851,408)          $   176,890
                             ===========           ===========
Supplemental disclosures
of cash flow information:
 Income taxes paid........   $   565,000           $   290,748
 Interest paid............   $         0           $    11,108



               The accompanying notes are an integral
           part of these consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                (Unaudited)

                      Three Months Ended    Three Months Ended
                          March 31, 2003        March 31, 2002

Changes in net assets
from operations:

 Net operating loss.......  $   (584,460)          $  (556,233)
 Net realized (loss)
  gain on investments.....        (2,541)               76,456
 Net increase in
  unrealized appreciation
  on investments as a
  result of sales.........             0                     0
 Net decrease in
  unrealized appreciation
  on investments held.....      (628,126)             (557,157)
                            ------------           -----------
 Net decrease in net
  assets resulting from
  operations..............    (1,215,127)           (1,036,934)

Net decrease in net
assets....................    (1,215,127)           (1,036,934)
                            ------------           -----------
Net assets:

 Beginning of the period..    27,256,046            24,334,770
                             -----------           -----------
 End of the period........   $26,040,919           $23,297,836
                             ===========           ===========



                 The accompanying notes are an integral
             part of these consolidated financial statements.

     CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2003
                               (Unaudited)

                                 Method of        Shares/
                             Valuation (3)      Principal     Value

Investments in Unaffiliated
Companies (8)(9)(10) -- 9.2%
of total investments

Private Placement Portfolio
(Illiquid) -- 9.2% of total
investments

AlphaSimplex Group, LLC (2)(12)
 -- Investment advisory firm
 headed by Dr. Andrew W. Lo,
 holder of the Harris & Harris
 Group Chair at MIT
 Limited Liability Company interest....(D)       --       $    4,301

Continuum Photonics, Inc.
 (1)(2)(6) -- Develops optical
 networking components by
 merging cutting-edge materials,
 MEMS and electronics
 technologies -- 3.73% of fully
 diluted equity
 Series B Convertible Preferred Stock...(D)    2,000,000      123,394

Exponential Business Development
 Company (1)(2)(5)(12) -- Venture
 capital partnership focused on
 early stage companies
 Limited partnership interest...........(A)        --          25,000

Kriton Medical, Inc. (1)(2)(5)(6)
 -- Develops ventricular assist
 devices -- 1.73% of fully diluted
 equity
 Series B Convertible Preferred Stock...(D)      476,191            0

NanoGram Devices Corporation
 (1)(2)(4)(6) -- Develops power
 components for biomedical
 applications by utilizing a
 patented nanomaterial synthesis
 process -- 4.63% of fully diluted
 equity
 Series A-2 Convertible Preferred Stock.(B)      750,000      750,000

NanoOpto Corporation (1)(2)(6) --
 Develops high performance,
 integrated optical communications
 sub-components on a chip by
 utilizing patented nano-manufacturing
 technology -- 1.45% of fully
 diluted equity
 Series A-1 Convertible Preferred Stock.(D)      267,857      237,866

Nantero, Inc. (1)(2)(5)(6) --
 Develops a high density nonvolatile
 random access memory chip using
 nanotechnology -- 4.15% of fully
 diluted equity
 Series A Convertible Preferred Stock...(A)      345,070      489,999

NeoPhotonics Corporation (1)(2)(6) --
 Develops and manufactures planar
 optical devices and components
 using nanomaterials deposition
 technology -- 1.76% of fully
 diluted equity
 Series D Convertible Preferred Stock...(D)    1,498,802      320,071

Optiva, Inc. (1)(2)(5)(6) -- Develops
 and commercializes nanomaterials
 for advanced applications -- 1.99%
 of fully diluted equity
 Series C Convertible Preferred Stock...(B)    1,249,999    1,250,000
                                                           ----------
Total Private Placement Portfolio (cost: $6,143,161).......$3,200,631
                                                           ----------
Total Investments in Unaffiliated Companies
(cost: $6,143,161).........................................$3,200,631
                                                           ----------

               The accompanying notes are an integral
                part of this consolidated schedule.

       CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2003
                               (Unaudited)

                                 Method of        Shares/
                             Valuation (3)      Principal       Value

Investments in Non-Controlled
Affiliated Companies (8)(9)(11)
-- 25.7% of total investments

Private Placement Portfolio
(Illiquid) -- 25.7% of total
investments

Agile Materials & Technologies,
 Inc. (1)(2)(5)(6) -- Develops
 and sells variable integrated
 passive electronic equipment
 components -- 8.15% of fully
 diluted equity
 Series A Convertible Preferred Stock...(A)      3,732,736  $1,000,000

Experion Systems, Inc.
 (1)(2)(5)(7) -- Develops and
 sells software to credit unions
 -- 12.86% of fully diluted equity
 Series A Convertible Preferred Stock...(B)        294,118
 Series B Convertible Preferred Stock...(B)         35,294
 Series C Convertible Preferred Stock...(B)        222,184  $1,037,000

Nanopharma Corp. (1)(2)(6) --
 Develops advanced nanoscopic drug
 delivery vehicles and systems --
 14.69% of fully diluted equity
 Series A Convertible Preferred Stock...(A)        684,516     350,000

Nanotechnologies, Inc. (1)(2)(5)(6)
 -- Develops high-performance
 nanoscale materials for industry --
 6.48% of fully diluted equity
 Series B Convertible Preferred Stock...(A)      1,538,837     750,000

NeuroMetrix, Inc. (1)(2)(5) --
 Develops and sells medical devices
 for monitoring neuromuscular disorders
 -- 12.10% of fully diluted equity
 Series A Convertible Preferred Stock...(B)        875,000
 Series B Convertible Preferred Stock...(B)        625,000
 Series C-2 Convertible Preferred Stock.(B)      1,148,100
 Series E Convertible Preferred Stock...(B)        499,996
 Series E-1 Convertible Preferred Stock.(B)        235,521   5,075,426

Questech Corporation (1)(2)(5) --
 Manufactures and markets proprietary
 metal decorative tiles -- 6.68% of
 fully diluted equity
 Common Stock...........................(B)        646,954
 Warrants at $5.00 expiring 11/15/04....(B)          1,966
 Warrants at $1.50 expiring 11/16/05....(B)          1,250
 Warrants at $1.50 expiring 12/14/06....(B)          8,500
 Warrants at $1.50 expiring 11/21/07....(B)          3,750     724,588
                                                            ----------

Total Private Placement Portfolio (cost: $9,359,300)........$8,937,014
                                                            ----------
Total Investments in Non-Controlled Affiliated Companies
(cost: $9,359,300)..........................................$8,937,014
                                                            ----------

                  The accompanying notes are an integral
                     part of this consolidated schedule.

         CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2003
                                 (Unaudited)


                                 Method of        Shares/
                             Valuation (3)      Principal       Value


U.S. Government and Agency
Obligations -- 65.1% of total
investments
 U.S. Treasury Bills --
  due date 04/10/03....................(K)    $3,450,000   $ 3,448,896
 U.S. Treasury Bills --
  due date 04/17/03....................(K)     5,100,000     5,097,195
 U.S. Treasury Bills --
  due date 04/24/03....................(K)     2,700,000     2,697,921
 U.S. Treasury Bills --
  due date 05/22/03....................(K)     3,700,000     3,694,080
 Federal Home Loan Bank Note --
  due date 02/15/05....................(H)     7,700,000     7,724,101
                                                           -----------
Total Investments in U.S. Government (cost: $22,645,616)...$22,662,193
                                                           -----------
Total Investments -- 100% (cost: $38,148,077)..............$34,799,838
                                                           ===========


                    The accompanying notes are an integral
                     part of this consolidated schedule.

          CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2003
                                (Unaudited)

Notes to Consolidated Schedule of Investments

(1) Represents a non-income producing security. Equity investments that have not paid dividends within the last 12 months are considered to be non-income producing.

(2)  Legal restrictions on sale of investment.

(3) See Footnote to Schedule of Investments for a description of the Asset Valuation Policy Guidelines.

(4)  Initial investment was made during 2003.

(5) No changes in valuation occurred in these investments during the three months ended March 31, 2003.

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

(10) The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $6,143,161. The gross unrealized appreciation based on the tax cost for these securities is $1,140. The gross unrealized depreciation based on the tax cost for these securities is $2,943,670.

(11) The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $9,359,300. The gross unrealized appreciation based on the tax cost for these securities is $2,414,044. The gross unrealized depreciation based on the tax cost for these securities is $2,836,330.

(12) Non-registered investment company.


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

     The Company's Valuation Committee (formerly named the "Investment and Valuation Committee"), comprised of at least three or more independent Board members, is responsible for reviewing and approving the valuation of the Company's assets within the guidelines established by the Board of Directors.

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

     The Company's valuation policy with respect to the five broad investment categories is as follows:

EQUITY-RELATED SECURITIES

     Equity-related securities are carried at value using one or more of the following basic methods of valuation:

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

     D. Analytical Method: The analytical method is generally used to value an investment position when there is no established public or private market in the company's securities or when the factual information available to the Company dictates that an investment should no longer be valued under either the cost or private market method. This valuation method is inherently imprecise and ultimately the result of reconciling the judgments of the Company's Valuation Committee members, based on the data available to them. The resulting valuation, although stated as a precise number, is necessarily within a range of values that vary depending upon the significance attributed to the various factors being considered. Some of the factors considered may include the financial condition and operating results of the company, the long-term potential of the business of the company, the values of similar securities issued by companies in similar businesses, the proportion of the company's securities owned by the Company and the nature of any rights to require the company to register restricted securities under applicable securities laws.

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

     G. Analytical Method: The analytical method is used to value an investment after analysis of the best available outside information where the factual information available to the Company dictates that an investment should no longer be valued under either the cost or private market method. This valuation method is inherently imprecise and ultimately the result of reconciling the judgments of the Company's Valuation Committee members. The resulting valuation, although stated as a precise number, is necessarily within a range of values that vary depending upon the significance attributed to the various factors being considered. Some of the factors considered may include the results of research and development, product development progress, commercial prospects, term of patent and projected markets.

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

     J. Other Fixed-Income Securities that are not readily marketable are valued at fair value by the Valuation Committee.

SHORT-TERM FIXED-INCOME INVESTMENTS

     K. Short-Term Fixed-Income Investments are valued at market value at the time of valuation. Short-term debt with remaining maturity of 60 days or less is valued at amortized cost.


ALL OTHER INVESTMENTS

     L. All Other Investments are reported at fair value as determined in good faith by the Valuation Committee.

     The reported values of securities for which market quotations are not readily available and for other assets reflect the Valuation Committee's judgment of fair values as of the valuation date using the outlined basic methods of valuation. They do not necessarily represent an amount of money that would be realized if the securities had to be sold in an immediate liquidation. Thus valuations as of any particular date are not necessarily indicative of amounts that may ultimately be realized as a result of future sales or other dispositions of investments held.

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

      The Company elected to become a BDC on July 26, 1995, after receiving the necessary approvals. From September 30, 1992, until the election of BDC status, the Company operated as a closed-end, non-diversified investment company under the 1940 Act. Upon commencement of operations as an investment company, the Company revalued all of its assets and liabilities at fair value as defined in the 1940 Act. Prior to such time, the Company was registered and filed under the reporting requirements of the Securities and Exchange Act of 1934 as an operating company and, while an operating company, operated directly and through subsidiaries.

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

     The Company filed for the 1999 tax year to elect treatment as a Regulated Investment Company ("RIC") under Sub-Chapter M of the Internal Revenue Code of 1986 (the "Code") and qualified for the same treatment for 2000-2002. There can be no assurance that the Company will qualify as a RIC for 2003 and subsequent years or that if it does qualify, it will continue to qualify for subsequent years. In addition, even if the Company were to qualify as a RIC for a given year, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a C Corporation, rather than as a RIC. As a RIC, the Company must, among other factors, distribute at least 90 percent of its investment company taxable income and may either distribute or retain its realized net capital gains on investments.

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

     Portfolio Investment Valuations. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other assets is as determined in good faith by, or under the direction of, the Board of Directors. (See "Asset Valuation Policy Guidelines" in the "Footnote to Consolidated Schedule of Investments.")

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

     The March 31, 2003 consolidated financial statements include a provision for deferred taxes on the remaining net built-in gains as of December 31, 1998, net of the unutilized operating and capital loss carryforwards incurred by the Company through December 31, 1998.

     The Company pays federal, state and local income taxes on behalf of its wholly owned subsidiary, Harris & Harris
Enterprises, which is a C corporation.  (See "Note 6.  Income
Taxes.")

     Estimates by Management. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2003, and December 31, 2002, and the reported amounts of revenues and expenses for the three months ended March 31, 2003, and March 31, 2002. The most significant estimates relate to the fair valuations of investments for the three months ended March 31, 2003, and March 31, 2002. Actual results could differ from these estimates.

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

     As soon as practicable following the year-end audit, the Compensation Committee (the "Committee") will determine whether, and if so how much, Qualifying Income exists for a plan year, and 90 percent of the Qualifying Income will be paid out to Plan participants pursuant to the distribution percentages set forth in the Plan. The remaining 10 percent will be paid out after the Company has filed its federal tax return for that year in which Qualifying Income exists.

     As of January 1, 2003, the Company implemented the Amended and Restated Harris & Harris Group, Inc. Employee Profit-Sharing Plan (the "2002 Plan"). The shareholders of the Company approved the performance goals under the 2002 Plan in accordance with
Section 162(m) of the Internal Revenue Code of 1986 ("Code").
The Code generally provides that a public company such as the Company may not deduct compensation paid to its chief executive officer or to any of its four most highly compensated officers to the extent that the compensation paid to any such officer/employee exceeds $1 million in any tax year, unless the payment is made upon the attainment of objective performance goals that are approved by the Company's shareholders.

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

     The 2002 Plan may be modified, amended or terminated by the Committee at any time. Notwithstanding the foregoing, the grandfathered participations may not be modified. Nothing in the 2002 Plan will preclude the Committee from naming additional participants in the 2002 Plan or, except for grandfathered participations, changing the Award Percentage of any Participant (subject to the overall percentage limitations contained in the 2002 Plan). Under the 2002 Plan, the distribution amounts for non-grandfathered investments for each officer and employee currently are as follows: Charles E. Harris, 10.790 percent; Mel
P. Melsheimer, 4.233 percent; Douglas W. Jamison, 3.0 percent; Helene B. Shavin, 1.524 percent; and Jacqueline M. Matthews,
0.453 percent. In one case, for a former employee who left the Company for reason other than due to termination for cause, any amount earned will be accrued and may subsequently be paid to such participant.

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

     Accordingly, an additional 2.00% of Qualifying Income with respect to grandfathered Non-Tiny Technology Investments, 5.00% of Qualifying Income with respect to grandfathered Tiny Technology Investments and the full 20.00% of Qualifying Income with respect to new investments are available for allocation and reallocation from year to year. Currently, Douglas W. Jamison is allocated 0.80% of the Non-Tiny Technology Grandfathered Participations and 2.00% of the Tiny Technology Grandfathered Participations.

     The Company calculates the profit-sharing accrual at each quarter end based on the realized and unrealized gains at that date, net of operating expenses for the year. Any adjustments to the profit-sharing accrual are then reflected in the Consolidated Statements of Operations for the quarter. The profit-sharing accrual is not paid out until the gains are realized. During the first quarter of 2003, the Company, under the Harris & Harris Group, Inc. Employee Profit-Sharing Plan, paid out 90 percent of the 2002 profit sharing in the amount of $13,710. The remaining 10 percent of the 2002 profit sharing, $1,523, will be paid out upon the completion and filing of the Company's 2002 federal tax return.

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

     The Employment Agreement provides for the Company to adopt a supplemental executive retirement plan (the "SERP") for the benefit of Mr. Harris. Under the SERP, the Company will cause an amount equal to one-twelfth of Mr. Harris's current annual salary to be credited each month (a "Monthly Credit") to a special account maintained for this purpose on the books of the Company for the benefit of Mr. Harris (the "SERP Account"). The amounts credited to the SERP Account will be deemed invested or reinvested in such mutual funds or U.S. Government securities as determined by Mr. Harris. The SERP Account will be credited and debited to reflect the deemed investment returns, losses and expenses attributed to such deemed investments and reinvestments.
 Mr. Harris's benefit under the SERP will equal the balance in the SERP Account and such benefit will always be 100 percent vested (i.e., not forfeitable). Mr. Harris will determine the form and timing of the distribution of the balance in the SERP Account; provided, however, in the event of the termination, the balance in the SERP Account will be distributed to Mr. Harris or his beneficiary, as the case may be, in a lump-sum payment within 30 days of such termination. The Company will establish a rabbi trust for the purpose of accumulating funds to satisfy the obligations incurred by the Company under the SERP. The restricted funds for the SERP Plan total $762,532 as of March 31, 2003. Mr. Harris' rights to benefits pursuant to this SERP will be no greater than those of a general creditor of the Company.

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

     On June 30, 1994, the Company adopted a plan to provide medical and health insurance for retirees, their spouses and dependents who, at the time of their retirement, have ten years of service with the Company and have attained 50 years of age or have attained 45 years of age and have 15 years of service with the Company. On February 10, 1997, the Company amended this plan to include employees who "have seven full years of service and have attained 58 years of age." The coverage is secondary to any government provided or subsequent employer provided health insurance plans. Based upon actuarial estimates, the Company provided an original reserve of $176,520 that was charged to operations for the period ending June 30, 1994. As of March 31, 2003, the Company had a reserve of $446,302 for the plan.

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

     Under applicable law prohibiting discrimination in employment on the basis of age, the Company can impose a mandatory retirement age of 65 for its executives or employees in high policy-making positions only if each employee subject to the mandatory retirement age is entitled to an immediate retirement benefit at retirement age of at least $44,000 per year. The benefits payable at retirement to Charles E. Harris, the Company's Chairman and Chief Executive Officer, and Mel P. Melsheimer, the Company's President, Chief Operating Officer and Chief Financial Officer, under the Company's existing retirement plans do not equal this threshold. Mr. Harris has offered, for the benefit of the Company, to waive his right to exclude certain other benefits from this calculation, which makes it unlikely that any provision will have to be made for him in order for the Company to comply with this threshold requirement. For Mr. Melsheimer, however, a new plan must be established to provide him with the difference between the benefit required under the age discrimination laws and that provided under the Company's existing plans. The expense to the Company of providing the benefit under this new plan is currently estimated to be $450,000. This benefit will be unfunded, and the expense will be amortized over the fiscal periods through the year ended December 31, 2004.

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

     During the three months ended March 31, 2003, the Company accrued a net tax provision of $2,973. The Company pays federal, state and local taxes on behalf of its wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is taxed as a C
Corporation.

     For the three months ended March 31, 2003, and 2002, the Company's income tax provision was allocated as follows:

                     Three Months Ended     Three Months Ended
                         March 31, 2003         March 31, 2002

Investment operations	    $         0            $         0

Net realized gain on
investments                       2,973                 34,223

Net decrease in unrealized
appreciation on investments           0                      0
                            -----------            -----------
Total income tax provision  $     2,973            $    34,223
                            ===========            ===========

The above tax provision consists of the following:

Current                     $     2,973            $    34,223
Deferred -- Federal                   0                      0
                            -----------            -----------
Total income tax provision  $     2,973            $    34,223
                            ===========            ===========

     The Company's net deferred tax liability at March 31, 2002, and December 31, 2001, consists of the following:

                            March 31, 2003   December 31, 2002

Tax on unrealized
appreciation on investments  $     844,918       $     844,918

Net operating loss and
capital carryforward              (175,574)           (175,574)
                             -------------       -------------
Net deferred income tax
liability                    $     669,344       $     669,344
                             =============       =============

NOTE 7.  COMMITMENTS AND CONTINGENCIES

     During 1993, the Company signed a 10-year lease with sublet provisions for office space. In 1995, this lease was amended to include additional office space. During 1999, the Company sublet this additional space to an unaffiliated party. Rent expense under this lease for the year ended December 31, 2002 was $178,561. Minimum lease payments in 2003 are $101,946.

NOTE 8.  ASSET ACCOUNT LINE OF CREDIT

     On November 19, 2001, the Company established an asset account line of credit of up to $12,700,000. The asset account line of credit is secured by the Company's government and government agency securities. Under the asset account line of credit, the Company may borrow up to 95 percent of the current value of its government and government agency securities. The Company's outstanding balance under the asset line of credit at March 31, 2003 and March 31, 2002 was $7,724,207 and $8,996,740
respectively. The asset line of credit bears interest at a rate of the Broker Call Rate plus 50 basis points. At March 31, 2003, the asset account line of credit accrued interest at a rate of 3.5%.

NOTE 9.  SUBSEQUENT EVENTS

     On April 1, 2003, the Company sold its investment in $7,700,000 of Federal Home Loan Bank Notes. The proceeds of
$7,748,561 were used to repay the entire outstanding balance of $7,724,207 under the asset line of credit.

     On April 7, 2003, the Company invested $1,500,000 in Series C convertible preferred stock of privately held Nanosys, Inc. Nanosys, Inc. is focused on the development of nanotechnology-enabled systems incorporating novel and patent-protected zero and one-dimensional nanometer-scale materials such as nanowires, nanotubes and nanodots (quantum dots).

     On April 8, 2003, Kriton Medical, Inc. filed for Chapter 11 bankruptcy. The Company wrote off its investment in Kriton in 2002.

     The Company has entered into a seven-year sublease for office space in New York City to replace its existing lease which is expiring July 31, 2003. The Company plans to occupy this new space beginning in August 2003. The rent for the first 12 months will be $126,086.

NOTE 10.  INTERIM FINANCIAL STATEMENTS

     The interim financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and
Article 10 of Regulations S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

Financial Condition

     The Company's total assets and net assets were, respectively, $35,958,424 and $26,040,919 at March 31, 2003, compared with $35,951,969 and $27,256,046 at December 31, 2002.

     Among the significant developments in the first quarter of 2003 were: (1) the payment of $933,972 in federal, state and local taxes; (2) investment in NanoGram Devices Corporation of $750,000; (3) decline in the value of the Company's investment in Continuum Photonics, Inc. of $395,595; (4) decline in the value of the Company's investment in Nanopharma Corp. of $350,000; (5) decline in the value of the Company's investment in NeoPhotonics Corporation of $110,369; (6) increase in the value of the Company's investment in NanoOpto Corporation of $209,466; (7) increase in bank loan payable of $7,724,207; and (8) receipt of $786,492 as final payment from the liquidation of the Company's partnership interest in PHZ Capital Partners L.P.

     Net asset value per share ("NAV") was $2.26 at March 31, 2003, versus $2.37 at December 31, 2002.

     The Company's shares outstanding remained unchanged during the three months ended March 31, 2003.

     The Company's financial condition is dependent on the success of its investments. The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth and have little or no history of operations. At March 31, 2003, $12,137,645 or 33.8 percent of the Company's total assets (46.6 percent of the Company's net assets) consisted of non-publicly traded securities at fair value, net of unrealized depreciation of $3,364,816.

     The increase in the value of the non-publicly traded securities from $12,036,077 at December 31, 2002 to $12,137,645 at March 31, 2003 resulted primarily from the Company's new investment in NanoGram Devices Corporation and an increase in the valuation of the Company's holdings in NanoOpto Corporation. The increase was partially offset by decreases in the valuation of the Company's holdings in Continuum Photonics, Inc., Nanopharma Corp. and NeoPhotonics Corporation.

     A summary of the Company's investment portfolio is as follows:

                           March 31, 2003     December 31, 2002

Investments, at cost         $ 38,148,077          $ 30,206,935
Unrealized depreciation        (3,348,239)           (2,720,113)
                             ------------          ------------
Investments, at fair value   $ 34,799,838          $ 27,486,822
                             ============          ============


     The accumulated unrealized depreciation on investments net of deferred taxes is $4,017,583 at March 31, 2003, versus
$3,389,458 at December 31, 2002.

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

     The Company made one new investment of $750,000 in its private placement portfolio during the three months ended March
31, 2003, in NanoGram Devices Corporation.


Results of Operations

Investment Income and Expenses:

     The Company had net operating loss of $584,460 and $556,233 for the three months ended March 31, 2003, and March 31, 2002, respectively.

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

     The Company had interest income from fixed-income securities of $46,246 and $54,136 for the three months ended
March 31, 2003 and March 31, 2002, respectively. The decrease of
$7,890 or 14.6 percent reflects the decline in interest rates during 2002 and the beginning of 2003.

     The Company had other income of $18,430 and $5,326 for the three months ended March 31, 2003, and March 31, 2002, respectively. Other income primarily represents rental income from subletting office space to an unaffiliated party. The rental income was offset in the three months ended March 31, 2002, by a reserve against a note receivable.

     Operating expenses were $649,136 and $615,695 for the three months ended March 31, 2003, and March 31, 2002, respectively. The operating expenses for the first quarter of 2003 include no expense for employee profit-sharing versus $127,459 in such expense in the first quarter of 2002. In the first three months of 2003 versus the first three months of 2002, salaries and benefits increased by $106,820 or 41.8 percent, primarily as a result of the addition of an employee and pension expense. Professional fees increased by $24,063 or 55.8 percent, primarily as a result of an increase in independent accounting and legal expenses associated with the implementation of the Sarbanes Oxley Act and legal expenses associated with the preparation of the Company's proxy statement. Directors' fees and expenses increased by $15,289 or 37.2 percent as a result of two additional directors in the first three months of 2003 versus the first three months of 2002 and meetings of the Ad Hoc Long-Term Planning Committee and the Board of Directors regarding long-term planning.

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

Realized Gains and Losses on Portfolio Securities:

     During the three months ended March 31, 2003, and 2002, the Company recorded net realized income from investments of $432 and $110,679, respectively. During the three months ended March 31, 2002, the Company's realized income consisted primarily of cash received from the Nanophase Technologies Litigation Settlement Fund and income from the Company's partnership interest in PHZ Capital Partners L.P.

Unrealized Appreciation and Depreciation of Portfolio
Securities:

     The Company's Valuation Committee values the portfolio securities on a quarterly basis pursuant to the Company's Asset Valuation guidelines established by the Board of Directors in accordance with the 1940 Act. (See "Footnote to Consolidated Schedule of Investments" contained in "Item 1. Consolidated Financial Statements.")

     Net unrealized depreciation on investments increased by $628,126 or 23.1 percent during the three months ended March 31, 2003, from $2,720,113 to $3,348,239, primarily as a result of the decline in the value of the Company's holdings in Continuum Photonics, Inc., Nanopharma Corp. and NeoPhotonics Corporation of $395,595, $350,000 and $110,369, respectively, partially offset by an increase in the value of the Company's holdings in NanoOpto Corporation of $209,466.

     Net unrealized appreciation on investments decreased by $557,157 or 45.8 percent during the three months ended March 31, 2002, from $1,216,421 to $659,264, primarily as a result of the decline in the value of the Company's holdings of Experion Systems, Inc. of $600,000.

Liquidity and Capital Resources

     The Company's net primary sources of liquidity are cash, receivables and freely marketable securities, net of short-term indebtedness. The Company's secondary sources of liquidity are restricted securities of companies that are publicly traded. The Company's tertiary source of liquidity had been its holding of PHZ Capital Partners L.P., which was liquidated effective December 31, 2002. The Company received the final distribution from PHZ Capital Partners L.P. in the first quarter of 2003 of

$786,492. At March 31, 2003, and December 31, 2002, respectively, the Company's total net primary liquidity was $15,131,960 and $16,508,057. On both of the corresponding dates, the Company's secondary liquidity was $0 as the Company had no restricted securities of companies that are publicly traded.

     The decrease in the Company's primary source of liquidity from December 31, 2002, to March 31, 2003, is primarily owing to the payment of federal, state and local taxes of $933,972 and the use of funds for operating expenses.

     From December 31, 2002, to March 31, 2003, the Company's liability for accrued employee profit sharing decreased by $13,710 or 90 percent to $1,523 as a result of the payment of $13,710 of the 2002 profit sharing. The remaining 2002 profit sharing accrual of $1,523 will be paid upon the completion and filing of the Company's 2002 federal tax return.

     The Company's total net income tax liability decreased by $930,202 from $1,527,000 to $596,798, primarily as a result of federal, state and local payments for income earned in 2002.

Critical Accounting Policies

     Critical accounting policies are those that are both important to the presentation of the Company's financial condition and results of operations and require management's most difficult, complex or subjective judgments. The Company's critical accounting policies are those applicable to the valuation of investments.

Recent Developments -- Portfolio Companies

     On April 7, 2003, the Company invested $1,500,000 in Series C convertible preferred stock of privately held Nanosys, Inc. Nanosys, Inc. is focused on the development of nanotechnology-enabled systems incorporating novel and patent-protected zero and one-dimensional nanometer-scale materials such as nanowires, nanotubes and nanodots (quantum dots).

     On April 8, 2003, Kriton Medical, Inc. filed for Chapter 11 bankruptcy. The Company wrote off its investment in Kriton in 2002.

Recent Developments -- Sub-Chapter M Status

     On April 2, 2003, the Company received SEC certification and qualified for RIC treatment for 2002. Although the SEC certification for 1999-2002 was issued, there can be no assurance that the Company will receive such certification for subsequent years (to the extent it needs additional certification as a result of changes in its portfolio) or that it will actually qualify as a RIC for subsequent years. In addition, under certain circumstances, even if the Company qualified for Sub-Chapter M treatment in a given year, the Company might take action in a subsequent year to ensure that it would be taxed in that subsequent year as a C Corporation, rather than as a RIC.

Risk Factors

Investing in the Company involves a number of significant risks relating to the Company's business and investment objectives. In addition to the risks set forth below, other risks that could impact the Company's business and investment objectives include:

     o the ongoing global economic downturn, coupled with the U.S.'s occupation of Iraq;

     o risks associated with the possible disruption of the Company's operations because of terrorism;

     o   SARS; and

     o other risks and uncertainties as may be detailed from time to time in the Company public announcements or SEC filings.

Investing in the Company's stock is highly speculative and the investor could lose some or all of the amount invested.

     The value of the Company's common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or all of the amount invested in the Company's shares of common stock. The securities markets frequently experience extreme price and volume fluctuations which affect market prices for securities of companies generally and technology and very small capitalization companies in particular. Because of the Company's focus on the technology and very small capitalization sectors and because it is a small capitalization company, its stock price is especially likely to be affected by these market conditions. General economic conditions, and general conditions in the life sciences, nanotechnology, tiny technology, material sciences, internet and information technology and other high technology industries, will also affect the Company's stock price. During the first quarter of 2002, the Company decided to make its initial equity investments exclusively in tiny-technology companies, including nanotechnology, microsystems and microelectromechanical systems
(MEMS). Tiny technology investments are new and especially risky, involving science and technology risks as well as commercialization risks.

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

     The market for venture capital investments, including tiny technology investments, is highly competitive. In addition to finding attractive investment opportunities, in some cases, the Company's status as a regulated business development company may hinder its ability to participate in investment opportunities or to protect the value of existing investments because of "pay to play" provisions or other coercive provisions that have become more common in venture capital investing since the general stock market decline began in 2000, in which preferred protections such as dilution protection may be forfeited or preferred stock may be converted to common stock by failure to invest in subsequent rounds of financing.

     The Company faces substantial competition in its investing activities from private venture capital funds, investment affiliates of large industrial, technology, service and financial companies, small business investment companies, wealthy individuals and foreign investors. As a result, the sources of funding are many, but attractive investment opportunities are few. Hence, the Company faces substantial competition in sourcing good investment opportunities on terms of investment that are commercially attractive. Further, as a regulated business development company, the Company is required to disclose quarterly the name and business description of portfolio companies and value of any portfolio securities. Most of the Company's competitors are not subject to such disclosure requirements. The Company's obligation to disclose such information could hinder its ability to invest in certain portfolio companies. Additionally, other regulations, current and future, may make the Company less attractive as a potential investor to a given portfolio company than a private venture capital fund not subject to the same regulations. Also, compliance with certain regulations applicable to the Company's business may prevent or discourage the Company from making follow-on investments that would be in the Company's and its shareholders' best interest.

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

Because there is generally no established market in which to value the Company's investments, the Company's Valuation
Committee's determination of their values may differ materially from the values that a ready market or third party would attribute to these investments.

     There is typically no public market for equity securities of the small privately held companies in which the Company invests. As a result, the valuation of most of the equity securities in the Company's portfolio is subject to the good faith determination of the Company's Valuation Committee within the guidelines established by the Board of Directors. (See "Asset Valuation Policy Guidelines" in "Footnote to Consolidated Schedule of Investments" contained in Item 1. "Consolidated Financial Statements.") In the absence of a readily ascertainable market value, the value of the Company's portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if a ready market for the equity securities existed. The Company adjusts quarterly the valuation of its portfolio to reflect the Valuation Committee's determination of the current fair value of each investment in its portfolio. Any changes in fair value are recorded in the Company's consolidated statements of operations as a change in the "Net (decrease) increase in unrealized appreciation on investments." (See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

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

     The Company currently qualifies as a RIC under the Code for effective pass-through tax treatment because, among other factors, it meets certain diversification and distribution requirements under the Code. The Company would cease to qualify for pass-through tax treatment if it were unable to comply with
these requirements.   Even if it qualifies as a RIC for a
taxable year, the Company could be subject to a four percent excise tax (and, in certain cases, corporate level income tax) to the extent it failed to make certain gain or income distributions. The lack of pass-through tax treatment could have a material adverse effect on the total return, if any, obtainable from an investment in the Company. If the Company fails to qualify as a RIC, the Company would become subject to federal income tax as if it were an ordinary C Corporation, which tax would result in a corresponding reduction in the Company's net assets and the amount of income available for distribution to the Company's stockholders. Loss of RIC status could have an adverse effect on the price of the Company's common stock.

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

     Leverage entails two primary risks. The first risk is that the use of leverage magnifies the impact on the common shareholders of changes in net asset value. For example, a fund that uses 33 percent leverage (that is, $50 of leverage per $100 of common equity) will show a 1.5 percent increase or decline in net asset value for each 1 percent increase or decline in the value of its total assets. The second risk is that the cost of leverage will exceed the return on the securities acquired with the proceeds of leverage, thereby diminishing rather than enhancing the return to common shareholders. If the Company were to utilize leverage, these two risks would generally make its total return to common shareholders more volatile. In addition, the Company might be required to sell investments in order to meet dividend or interest payments on the debt or preferred stock when it might be disadvantageous to do so.

     As provided in the 1940 Act and subject to certain exceptions, the Company can issue debt or preferred stock so long as its total assets immediately after such issuance, less certain ordinary course liabilities, exceed 200 percent of the amount of the debt outstanding and exceed 200 percent of the sum of the amount of the preferred stock and debt outstanding. Such debt or preferred stock may be convertible in accordance with SEC guidelines which may permit the Company to obtain leverage at attractive rates. A leveraged capital structure creates certain special risks and potential benefits not associated with unleveraged funds having similar investment objectives and policies. Any investment income or gains from the capital represented by preferred shares or debt which is in excess of the dividends payable thereon will cause the total return of the common shares to be higher than would otherwise be the case. Conversely, if the investment performance of the capital represented by preferred shares or debt fails to cover the dividends payable thereon, the total return of the common shares would be less or, in the case of negative returns, would result in higher negative returns to a greater extent than would otherwise be the case. The requirement under the 1940 Act to pay in full dividends on preferred shares or interest on debt before any dividends may be paid on the common shares means that dividends on the common shares from earnings may be reduced or eliminated. Although an inability to pay dividends on the common shares could conceivably result in the Company ceasing to qualify as a RIC under the Code, which would be materially adverse to the holders of the common shares, such inability could be avoided through the use of mandatory redemption requirements designed to ensure that the Company maintains the necessary asset coverage.

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

The Company invests in privately held companies that may complete initial public offerings. Securities of these types of companies can be highly volatile and have uncertain liquidity.

     When companies in which the Company has invested as private entities complete initial public offerings, they are by definition unseasoned issues. Typically, they have relatively small capitalizations. Thus, they can be expected to be highly volatile and of uncertain liquidity. If they are perceived as suffering from adverse news or developments and/or the capital markets are in a negative phase, not only their market prices, but also their liquidity can be expected to be affected negatively. Historically, the Company has also invested in unseasoned publicly traded companies with similar characteristics and thus with similar exposure to potential negative volatility and illiquidity. In addition, the imposition of decimalization and other reforms on the stock exchanges, particularly Nasdaq, may have reduced liquidity and increased volatility and riskiness of small, thinly traded public companies because it may have lessened the incentive for dealers to market and make markets in smaller issues. In general, reforms of Nasdaq intended to make it a more visible and efficient market may have had the effect of making it unprofitable for dealers to make markets in smaller issues, thereby decreasing the liquidity of such issues.

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

     The Company's business activities contain elements of risk. The Company considers a principal type of market risk to be valuation risk. Investments are stated at " value" as defined in the 1940 Act and in the applicable regulations of the SEC.
Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other assets is as determined in good faith by, or under the direction of, the Board of Directors. (See the "Asset Valuation Policy Guidelines" in the "Footnote to Consolidated Schedule of Investments contained in "Item 1. Consolidated Financial Statements.")

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

     Because there is typically no public market for the equity interests of the small privately held companies in which the Company invests, the valuation of the equity interests in the Company's portfolio is subject to the determination of the Company's Board of Directors in accordance with the Company's Asset Valuation Policy Guidelines. In the absence of a readily ascertainable market value, the determined value of the Company's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in valuation are recorded in the Company's consolidated statements of operations as "Net increase (decrease) in unrealized appreciation on investments."

Item 4.  Controls and Procedures

     Within the 90-day period prior to the filing date of this quarterly report, the Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them of any material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

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

        10.1*  Harris & Harris Group, Inc. Executive Mandatory
               Retirement Benefit Plan.

        10.2*  Amendment No. 1 to Deferred Compensation Agreement.

        11.0*  Computation of per share earnings.  See
               Consolidated Statements of Operations.

        99*    Certification of CEO pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002.

        99*    Certification of CFO pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


    (b) Reports on Form 8-K filed during the quarter ended
        March 31, 2003

	None

_____________
*filed herewith

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Harris & Harris Group, Inc.

                             /s/ Helene B. Shavin
                             ------------------------------
                             By:  Helene B. Shavin, Vice
                                  President and Controller


Date: May 14, 2003

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

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                  By: /s/ Charles E. Harris
                                      ------------------------
Date:  May 14, 2003                   Charles E. Harris,
                                      Chief Executive Officer

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

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     By: /s/ Mel P. Melsheimer
                                         -----------------------
Date:  May 14, 2003                      Mel P. Melsheimer,
                                         Chief Financial Officer