Form 10-Q
period 2003-06-30
HARRIS & HARRIS GROUP INC /NY/
filed 2003-08-14
CIK 893739

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

                                Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2003

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _________ to __________

                  Commission File Number: 0-11576

                     HARRIS & HARRIS GROUP, INC.
--------------------------------------------------------------
  (Exact name of registrant as specified in its charter)

New York                                            13-3119827
--------------------------------------------------------------
(State or other jurisdiction of	             (IRS Employer
incorporation or organization)	           Identification No.)


111 West 57th Street, New York, New York	10019
--------------------------------------------------------------
(Address of Principal Executive Offices)	(Zip Code)

                       (212) 582-0900
--------------------------------------------------------------
    (Registrant's telephone number, including area code)

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

Class                              Outstanding at August 6, 2003
-----------------------------------------------------------------
Common Stock, $0.01 par                11,498,845 shares
value per share


                     Harris & Harris Group, Inc.
                      Form 10-Q, June 30, 2003

                                                    Page Number
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial  Statements.............  1

Consolidated Statements of Assets and Liabilities......  2

Consolidated Statements of Operations..................  3

Consolidated Statements of Cash Flows..................  4

Consolidated Statements of Changes in Net Assets.......  5

Consolidated Schedule of Investments...................  6

Notes to Consolidated Financial Statements............. 13

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.......... 22

Background and Overview................................ 22

Results of Operations.................................. 24

Financial Condition.................................... 27

Cash Flow.............................................. 30

Liquidity and Capital Resources........................ 31

Risk Factors........................................... 33

Item 3.  Quantitative and Qualitative Disclosures
About Market Risk...................................... 40

Item 4.  Controls and Procedures....................... 41

PART II  OTHER INFORMATION

Item 1.	Legal Proceedings.............................. 42
Item 2.	Changes in Securities and Use of Proceeds...... 42
Item 3.	Defaults Upon Senior Securities................ 42
Item 4.	Submission of Matters to a Vote of
        Security Holders............................... 42
Item 5.	Other Information.............................. 42
Item 6.	Exhibits and Reports on Form 8-K............... 43

Signature.............................................. 44



PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

     The information furnished in the accompanying consolidated financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim period presented.

     Harris & Harris Group, Inc. (the "Company") is an internally managed, closed-end investment company that has elected to be treated as a business development company under the Investment Company Act of 1940. Certain information and disclosures normally included in the consolidated financial statements in accordance with Generally Accepted Accounting Principles have been condensed or omitted as permitted by Regulation S-X and Regulation S-K. It is suggested that the accompanying consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002, contained in the Company's 2002 Annual Report.

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

             CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	                          ASSETS

                                            June 30, 2003         December 31, 2002
                                            (Unaudited)                    (Audited)

Investments, at value
  (Cost: $37,534,201 at 6/30/03,
  $30,206,935 at 12/31/02)................  $34,354,451                 $27,486,822
Cash and cash equivalents.................      192,977                   5,967,356
Restricted funds (Note 5).................    1,002,303                     756,944
Funds in escrow...........................            0                     750,000
Receivable from portfolio company.........            0                     786,492
Interest receivable.......................           18                         189
Income tax receivable.....................       78,289                           0
Prepaid expenses..........................       61,876                      96,631
Other assets..............................      213,298                     107,535
                                            -----------                 -----------
Total assets..............................  $35,903,212                 $35,951,969
                                            ===========                 ===========

                                    LIABILITIES & NET ASSETS

Accounts payable and accrued liabilities..  $ 1,725,095                 $ 1,451,568
Payable to broker for unsettled trade.....            0                   5,696,725
Bank loan payable (Note 8)................    7,983,520                           0
Accrued profit sharing (Note 3)...........        1,523                      15,233
Deferred rent.............................       27,520                       5,397
Current income tax liability..............            0                     857,656
Deferred income tax liability (Note 6)....      669,344                     669,344
                                            -----------                 -----------
Total liabilities.........................   10,407,002                   8,695,923
Commitments and contingencies (Note 7)      -----------                 -----------

Net assets................................  $25,496,210                 $27,256,046
                                            ===========                 ===========
Net assets are comprised of:

Preferred stock, $0.10 par value, 2,000,000
  shares authorized; none issued..........  $         0                 $         0
Common stock, $0.01 par value, 25,000,000
   shares authorized; 13,327,585 issued
   at 6/30/03 and 12/31/02................      133,276                     133,276
Additional paid in capital (Note 4).......   32,845,872                  32,845,872
Additional paid in capital - common
  stock warrants..........................      109,641                     109,641
Accumulated net realized gain.............     (162,379)                  1,137,820
Accumulated unrealized appreciation of
  investments, net of deferred tax
  liability of $844,918 at 6/30/03
  and 12/31/02............................   (4,024,669)                 (3,565,032)
Treasury stock, at cost (1,828,740
  shares at 6/30/03 and 12/31/02).........   (3,405,531)                 (3,405,531)
                                            -----------                 -----------
Net assets................................  $25,496,210                 $27,256,046
                                            ===========                 ===========
Shares outstanding........................   11,498,845                  11,498,845
                                            ===========                 ===========
Net asset value per outstanding share.....  $      2.22                 $      2.37
                                            ===========                 ===========

The accompanying notes are an integral part of these consolidated financial statements.

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)

                                  Three Months Ended               Six Months Ended
                            June 30, 2003   June 30, 2002   June 30, 2003   June 30, 2002

Investment income:
 Interest from:
  Fixed-income securities... $    32,009    $     40,135    $     78,255    $     94,271
 Other income...............      18,555          20,233          36,985          25,559
                             -----------    ------------    ------------    ------------
  Total investment income...      50,564          60,368         115,240         119,830

Expenses:
 Profit-sharing accrual
  (Note 3)..................           0         121,326               0         249,285
 Salaries and benefits......     361,703         264,589         723,899         519,965
 Administration and
  operations................     143,590         137,166         238,702         225,068
 Professional fees..........     150,136         100,566         217,294         143,661
 Rent.......................      71,441          43,856         119,318          86,580
 Directors' fees and
  expenses..................      33,680          36,102          90,045          77,178
 Depreciation...............      10,150           6,737          20,130          12,685
 Bank custody fees..........       2,222           1,744           4,409           5,583
 Interest expense...........       4,631           3,000          12,892          10,776
                             -----------    ------------    ------------    ------------
    Total expenses..........     777,553         715,086       1,426,689       1,330,781
                             -----------    ------------    ------------    ------------
 Operating loss before
  income taxes..............    (726,989)       (654,718)     (1,311,449)     (1,210,951)
 Income tax provision
  (Note 6)..................           0               0               0               0
                             -----------    ------------    ------------    ------------
Net operating loss..........    (726,989)       (654,718)     (1,311,449)     (1,210,951)

Net realized gain on
investments:
 Realized gain on
  investments...............      28,140         688,681          28,572         799,360
                             -----------    ------------    ------------    ------------
    Total realized gain.....      28,140         688,681          28,572         799,360
 Income tax (provision)
  benefit (Note 6)..........     (14,349)         47,087         (17,322)         12,864
                             -----------    ------------    ------------    ------------
 Net realized gain (loss)
  on investments............      13,791         735,768          11,250         812,224
                             -----------    ------------    ------------    ------------
Net realized (loss) income..    (713,198)         81,050      (1,300,199)       (398,727)

Net increase (decrease) in
unrealized appreciation on
investments:
 Increase as a result of
  investment gain...........           0         353,221               0         353,221
 Decrease as a result of
  investment gain...........     (18,031)              0         (18,031)              0
 Increase on investments
  held......................     462,021              71         689,859          45,077
 Decrease on investments
  held......................    (275,501)            (53)     (1,131,465)       (602,216)
                             -----------     -----------    ------------    ------------
    Net change in unrealized
      appreciation
      on investments........     168,489         353,239        (459,637)       (203,918)
 Income tax benefit
  (Note 6)..................           0               0               0               0
                             -----------     -----------    ------------     -----------
 Net increase (decrease) in
  unrealized appreciation
  on investments............     168,489         353,239        (459,637)       (203,918)
                             -----------     -----------    ------------     -----------

Net (decrease) increase in
net assets resulting from
operations:
 Total...................... $  (544,709)    $   434,289    $ (1,759,836)    $  (602,645)
                             ===========     ===========    ============     ===========
 Per outstanding share...... $     (0.05)    $      0.05    $      (0.15)    $     (0.07)
                             ===========     ===========    ============     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                               Six Months Ended         Six Months Ended
                                                  June 30, 2003            June 30, 2002

Cash flows from operating activities:
Net decrease in net assets resulting
  from operations.............................. $    (1,759,836)        $      (602,645)

Adjustments to reconcile net decrease in net
assets resulting from operations to net cash
used in operating activities:
  Realized and unrealized gain (loss) on
   investments.................................         431,065                (595,442)
  Depreciation.................................          20,130                  12,685

Changes in assets and liabilities:
  Restricted funds.............................        (245,359)               (172,819)
  Receivable from investment company...........         786,492                       0
  Funds in escrow..............................         750,000                       0
  Interest receivable..........................             171                      82
  Income tax receivable........................         (78,289)                      0
  Note receivable..............................               0                  10,487
  Prepaid expenses.............................          34,755                 (36,436)
  Other assets.................................        (105,763)               (173,770)
  Accounts payable and accrued liabilities.....         273,527                 293,465
  Payable to broker for unsettled trade........      (5,696,725)                      0
  Accrued profit sharing.......................         (13,710)                249,285
  Current income tax liability.................        (857,656)               (290,796)
  Deferred income tax liability................               0                 (12,864)
  Deferred rent................................          22,123                  (4,627)
                                                ---------------         ---------------
  Net cash used in operating activities........      (6,439,075)             (1,323,395)

Cash flows from investing activities:
  Net (purchase) sale of short-term investments
    and marketable securities..................      (4,385,459)             18,472,315
  Proceeds from investments....................          15,709                 780,605
  Investment in private placements and loans...      (2,945,618)             (4,675,000)
  Purchase of fixed assets.....................          (3,456)                (22,602)
                                                ---------------         ---------------
Net cash (used in) provided by investing
activities.....................................      (7,318,824)             14,555,318

Cash flows from financing activities:
  Proceeds from note payable...................       7,983,520                       0
  Payment of bank loan payable.................               0             (12,495,777)
  Collection on notes receivable...............               0                   3,500
                                                ---------------         ---------------
  Net cash provided by (used in) financing
    activities.................................       7,983,510             (12,492,277)
                                                ---------------         ---------------
Net increase (decrease) in cash and cash
equivalents:
  Cash and cash equivalents at beginning
   of the period...............................       5,967,356                 135,135
  Cash and cash equivalents at end of
   the period..................................         192,977                 874,781
                                                ---------------         ---------------
  Net increase (decrease) in cash and
   cash equivalents............................ $    (5,774,379)        $       739,646
                                                ===============         ===============
Supplemental disclosures of cash flow information:
  Income taxes paid............................ $       575,100         $       290,748
  Interest paid.................................$        10,784         $        19,106


The accompanying notes are an integral part of these consolidated financial statements.

                         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                            (Unaudited)

                                  Three Months Ended               Six Months Ended
                            June 30, 2003   June 30, 2002   June 30, 2003   June 30, 2002

Changes in net assets
from operations:
  Net operating loss....... $    (726,989)  $    (654,718)  $  (1,311,449)  $  (1,210,951)
  Net realized gain on
   investments.............         13,791        735,768          11,250         812,224
  Net (decrease) increase
   in unrealized
   appreciation on
   investments as a
   result of gain..........        (18,031)       353,221         (18,031)        353,221
  Net increase (decrease)
   in unrealized
   appreciation on
   investments held........        186,520             18        (441,606)       (557,139)
                             -------------  -------------   -------------   -------------
  Net (decrease) increase
  in net assets resulting
  from operationS..........       (544,709)       434,289      (1,759,836)       (602,645)

Net (decrease) increase
in net assets..............       (544,709)       434,289      (1,759,836)       (602,645)

Net assets:

  Beginning of the period..     26,040,919     23,297,836      27,256,046      24,334,770
                            --------------  -------------   -------------   -------------
  End of the period........ $   25,496,210  $  23,732,125   $  25,496,210   $  23,732,125
                            ==============  =============   =============   =============


  The accompanying notes are an integral part of these consolidated financial statements.

                   CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2003
                                        (Unaudited)

                                                    Method of        Shares/
                                                    Valuation (3)    Principal        Value

Investments in Unaffiliated Companies (8)(9)(10)
-- 10.8% of total investments

Private Placement Portfolio (Illiquid) --
10.8% of total investments

AlphaSimplex Group, LLC (2)(12) -- Investment
  advisory firm headed by Dr. Andrew W. Lo,
  holder of the Harris & Harris Group Chair at MIT
  Limited Liability Company interest....................(B)             --       $  106,250

Continuum Photonics, Inc. (1)(2)(6) -- Develops
  optical networking components by merging
  cutting-edge materials, MEMS and electronics
  technologies -- 3.73% of fully diluted equity
  Series B Convertible Preferred Stock..................(D)         2,000,000        86,380

Exponential Business Development Company (1)(2)(5)(12)
  -- Venture capital partnership focused on early
  stage companies
  Limited Partnership interest..........................(A)             --           25,000

Kriton Medical, Inc. (1)(2)(5)(6) -- Develops
  ventricular assist  devices -- 1.73% of fully
  diluted equity
  Series B Convertible Preferred Stock..................(D)           476,191             0

NanoGram Corporation (1)(2)(4)(6)(13) -- Develops a
  broad suite of intellectual property utilizing
  nanotechnology -- 1.81% of fully diluted equity
  Series 1 Preferred Stock..............................(A)            63,210        21,672

NanoOpto Corporation (1)(2)(6) -- Develops high
  performance, integrated optical communications
  sub-components on a chip by utilizing patented
  nano-manufacturing technology -- 1.45% of fully
  diluted equity
  Series A-1 Convertible Preferred Stock................(D)           267,857       128,292

Nanosys, Inc. (1)(2)(4)(5)(6) -- Develops nanotechnology-
  enabled systems incorporating novel and patent-
  protected zero and one-dimensional nanometer-scale
  materials -- 1.72% of fully diluted equity
  Series C Convertible Preferred Stock..................(A)           803,428     1,500,000

Nantero, Inc. (1)(2)(5)(6) -- Develops a high density
  nonvolatile random access memory chip using
  nanotechnology -- 4.15% of fully diluted equity
  Series A Convertible Preferred Stock..................(A)           345,070       489,999

NeoPhotonics Corporation (1)(2)(6)(13)(14) --
  Develops and manufactures planar optical devices
  and components using nanomaterials deposition
  technology -- 1.54% of fully diluted equity
  Series D Convertible Preferred Stock..................(D)         1,498,802       106,276

Optiva, Inc. (1)(2)(5)(6) -- Develops and commercializes
  nanomaterials for advanced applications -- 1.98%
  of fully diluted equity
  Series C Convertible Preferred Stock..................(B)         1,249,999     1,250,000
                                                                                 ----------
Total Private Placement Portfolio (cost: $6,829,869).............................$3,713,869
                                                                                 ----------
Total Investments in Unaffiliated Companies (cost: $6,829,869)...................$3,713,869
                                                                                 ----------

      The accompanying notes are an integral part of this consolidated schedule.

                   CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2003
                                        (Unaudited)

                                                    Method of        Shares/
                                                    Valuation (3)    Principal        Value

Investments in Non-Controlled Affiliated Companies
(8)(9)(11) -- 31.5% of total investments

Private Placement Portfolio (Illiquid) --
31.5% of total investments

Agile Materials & Technologies, Inc. (1)(2)(5)(6)
  -- Develops and sells variable integrated
  passive electronic equipment components --
  8.15% of fully diluted equity
  Series A Convertible Preferred Stock..................(A)         3,732,736    $1,000,000

Chlorogen, Inc. (1)(2)(4)(6) -- Develops patented
  chloroplast technology to produce plant-made
  proteins -- 6.76% of fully diluted equity
  Series A Convertible Preferred Stock..................(A)         3,000,000       525,900

Experion Systems, Inc. (1)(2)(5)(7) -- Develops and
  sells software to credit unions -- 12.44% of
  fully diluted equity
  Series A Convertible Preferred Stock..................(B)           294,118
  Series B Convertible Preferred Stock..................(B)            35,294
  Series C Convertible Preferred Stock..................(B)           222,184     1,037,000

NanoGram Devices Corporation (1)(2)(4)(6)(14) --
  Develops power components for biomedical
  applications by utilizing a patented nanomaterial
  synthesis process -- 5.02% of fully diluted equity
  Series A-1 Convertible Preferred Stock................(A)            63,210
  Series A-2 Convertible Preferred Stock................(A)           750,000       813,210

Nanopharma Corp. (1)(2)(5)(6) -- Develops advanced
  nanoscopic drug delivery vehicles and systems --
  14.69% of fully diluted equity
  Series A Convertible Preferred Stock..................(D)           684,516       350,000

Nanotechnologies, Inc. (1)(2)(6) -- Develops high-
  performance nanoscale materials for industry --
  6.48% of fully diluted equity
  Series B Convertible Preferred Stock..................(B)         1,538,837
  Series C Convertible Preferred Stock..................(B)           235,720     1,277,681

NeuroMetrix, Inc. (1)(2)(5) -- Develops and sells
  medical devices for monitoring neuromuscular
  disorders -- 12.10% of fully diluted equity
  Series A Convertible Preferred Stock..................(B)          875,000
  Series B Convertible Preferred Stock..................(B)          625,000
  Series C-2 Convertible Preferred Stock................(B)        1,148,100
  Series E Convertible Preferred Stock..................(B)          499,996
  Series E-1 Convertible Preferred Stock................(B)          235,521      5,075,426

Questech Corporation (1)(2)(5) -- Manufactures and
  markets proprietary metal decorative tiles -- 6.68%
  of fully diluted equity
  Common Stock..........................................(B)          646,954
  Warrants at $5.00 expiring 11/15/04...................(B)            1,966
  Warrants at $1.50 expiring 11/16/05...................(B)            1,250
  Warrants at $1.50 expiring 12/14/06...................(B)            8,500
  Warrants at $1.50 expiring 11/21/07...................(B)            3,750        724,588
                                                                                -----------
Total Private Placement Portfolio (cost: $10,868,128)...........................$10,803,805
                                                                                -----------
Total Investments in Non-Controlled Affiliated Companies (cost: $10,868,128)....$10,803,805
                                                                                -----------

     The accompanying notes are an integral part of this consolidated schedule.

                   CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2003
                                        (Unaudited)
                                                    Method of        Shares/
                                                    Valuation (3)    Principal        Value

U.S. Government and Agency Obligations -- 57.7% of total investments

  U.S. Treasury Bills -- due date 07/10/03..............(J)          $3,223,000 $ 3,222,323
  U.S. Treasury Bills -- due date 07/17/03..............(J)           2,000,000   1,999,260
  U.S. Treasury Bills -- due date 08/14/03..............(J)           3,040,000   3,036,990
  U.S. Treasury Bills -- due date 08/21/03..............(J)           2,000,000   1,997,660
  U.S. Treasury Bills -- due date 09/18/03..............(J)           1,600,000   1,596,944
  U.S. Treasury Bills -- due date 09/25/05..............(J)           8,000,000   7,983,600
                                                                                -----------
Total Investments in U.S. Government (cost: $19,836,204)........................$19,836,777
                                                                                -----------
Total Investments -- 100% (cost: $37,534,201)...................................$34,354,451
                                                                                ===========

          The accompanying notes are an integral part of this consolidated schedule.

      CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2003
                               (Unaudited)

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

(5) No changes in valuation occurred in these investments during the three months ended June 30, 2003.

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

(10) The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $6,829,869. The gross unrealized appreciation based on the tax cost for these securities is $103,171. The gross unrealized depreciation based on the tax cost for these securities is $3,219,171.

(11) The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $10,868,128. The gross unrealized appreciation based on the tax cost for these securities is $2,772,007. The gross unrealized depreciation based on the tax cost for these securities is $2,836,330.

(12)  Non-registered investment company.

(13) On April 30, 2003, NeoPhotonics Corporation distributed its shares in NanoGram Corporation to shareholders of record on November 14, 2002. The Company received
      63,210 shares of Series 1 Preferred Stock.

(14) On April 30, 2003, NeoPhotonics Corporation distributed its shares in NanoGram Devices Corporation to shareholders of record on November 14, 2002. The Company received 63,210 shares of Series A-1 Convertible Preferred Stock.

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

     I. Fixed-Income Securities for which market quotations are not readily available are carried at fair value using one or more of the following basic methods of valuation:

     Independent pricing services that provide quotations based primarily on quotations from dealers and brokers, market transactions, and other sources.

     Fair value as determined in good faith by the Valuation Committee.

SHORT-TERM FIXED-INCOME INVESTMENTS

     J. Short-Term Fixed-Income Investments are valued at market value at the time of valuation. Short-term debt with remaining maturity of 90 days or less is valued at amortized cost.


ALL OTHER INVESTMENTS

     K. All Other Investments are reported at fair value as determined in good faith by the Valuation Committee.

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

     The June 30, 2003 consolidated financial statements include a provision for deferred taxes on the remaining net built-in gains as of December 31, 1998, net of the unutilized operating and capital loss carryforwards incurred by the Company through December 31, 1998.

     The Company pays federal, state and local income taxes on behalf of its wholly owned subsidiary, Harris & Harris Enterprises, which is a C corporation. (See "Note 6. Income Taxes.")

     Estimates by Management. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2003, and December 31, 2002, and the reported amounts of revenues and expenses for the three months ended June 30, 2003, and June 30, 2002. The most significant estimates relate to the fair valuations of investments for the three months ended June 30, 2003, and June 30, 2002. Actual results could differ from these estimates.

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

     Under the 2002 Plan, awards previously granted to the Plan's four current Participants (Messrs. Harris and Melsheimer and Mss. Shavin and Matthews, herein referred to as the "grandfathered participants") will be reduced by 10% with respect to "Non-Tiny Technology Investments" (as defined in the 2002 Plan) and by 25% with respect to "Tiny Technology Investments" (as defined in the 2002 Plan) and will become permanent. These reduced awards are herein referred to as "grandfathered participations." The amount by which such awards are reduced will be allocable and reallocable each year by the Compensation Committee ("Committee") among current and new participants as awards under the 2002 Plan. The grandfathered participations will be honored by the Company whether or not the grandfathered participant is still employed by the Company or is still alive (in the event of death, the grandfathered participations will be paid to the grandfathered participant's beneficiary), unless the grandfathered participant is dismissed for cause, in which case all awards, including the grandfathered participations, will be immediately cancelled and forfeited. With regard to new investments and follow-on investments made after the date on which the first new employee begins participating in the 2002 Plan, both current and new participants will be required to be employed by the Company at the end of a plan year in order to participate in profit sharing on such investments with respect to such year.

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

     The grandfathered participations are set forth below:


                                     Grandfathered Participations
                            ---------------------------------------------
     Officer/Employee       Non-Tiny Technology (%)   Tiny Technology (%)
     ----------------       -----------------------   -------------------

     Charles E. Harris           12.41100                  10.34250
     Mel P. Melsheimer            3.80970                   3.17475
     Helene B. Shavin             1.37160                   1.14300
     Jacqueline M. Matthews        .40770                    .33975
                                 --------                  --------
     Total                       18.00000                  15.00000

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

     On July 8, 2002, the Company filed a final prospectus under Rule 497 of the Securities Act of 1933 with the SEC for the issuance of transferable rights to its shareholders. The rights allowed the shareholders to subscribe for a maximum of 2,954,743 new shares of the Company's common stock, of which 2,634,614 new shares were subscribed for pursuant to the rights offering. The actual amount of gross proceeds raised upon completion of the offer was $5,927,882; net proceeds were $5,643,470, after expenses of $284,412. Since the completion of the offer, the Company has invested $4,695,618 in accordance with its investment objectives and policies. The Company intends to invest the balance of the proceeds over the next several months depending on the available investment opportunities for the types of investments in which the Company principally invests.

     As of December 31, 2002, there are no distributable earnings. The difference between the book basis and tax basis components of distributable earnings is primarily attributed to Built-In Gains generated at the time of the Company's qualification as a RIC (see Note 6. "Income Taxes") and nondeductible deferred compensation.

                                       16
NOTE 5.  EMPLOYEE BENEFITS

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

	The Employment Agreement provides for the Company to adopt a supplemental executive retirement plan (the "SERP") for the benefit of Mr. Harris. Under the SERP, the Company will cause an amount equal to one-twelfth of Mr. Harris's current annual salary to be credited each month (a "Monthly Credit") to a special account maintained for this purpose on the books of the Company for the benefit of Mr. Harris (the "SERP Account"). The amounts credited to the SERP Account will be deemed invested or reinvested in such mutual funds or U.S. Government securities as determined by Mr. Harris. The SERP Account will be credited and debited to reflect the deemed investment returns, losses and expenses attributed to such deemed investments and reinvestments. Mr. Harris's benefit under the SERP will equal the balance in the SERP Account and such benefit will always be 100 percent vested (i.e., not forfeitable). Mr. Harris will determine the form and timing of the distribution of the balance in the SERP Account; provided, however, in the event of the termination, the balance in the SERP Account will be distributed to Mr. Harris or his beneficiary, as the case may be, in a lump-sum payment within 30 days of such termination. The Company will establish a rabbi trust for the purpose of accumulating funds to satisfy the obligations incurred by the Company under the SERP. The restricted funds for the SERP Plan total $1,002,303 as of June 30, 2003. Mr. Harris' rights to benefits pursuant to this SERP will be no greater than those of a general creditor of the Company.

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

	As of January 1, 1989, the Company adopted an employee benefits program covering substantially all employees of the Company under a 401(k) Plan and Trust Agreement. As of January 1, 1999, the Company adopted the Harris & Harris Pension Plan and Trust, a money purchase plan which would allow the Company to stay compliant with the 401(k) top-heavy regulations and deduction limitation regulations. In 2001, Congress enacted the Economic Growth and Tax Relief Reconciliation Act of 2001 which has increased the deduction limits for plans such as the 401(k) Plan. This Act eliminates the need for the Company to maintain two separate plans. Effective December 31, 2001, the Pension Plan merged into the 401(k) Plan, with the 401(k) Plan being the surviving plan. Contributions to the plan are at the discretion of the Company

	On June 30, 1994, the Company adopted a plan to provide medical and dental insurance for retirees, their spouses and dependents who, at the time of their retirement, have ten years of service with the Company and have attained 50 years of age or have attained 45 years of age and have 15 years of service with the Company. On February 10, 1997, the Company amended this plan to include employees who "have seven full years of service and have attained 58 years of age." The coverage is secondary to any government provided or subsequent employer provided health insurance plans. The annual premium cost to the Company with respect to the entitled retiree shall not exceed $12,000, subject to an index for inflation. Based upon actuarial estimates, the Company provided an original reserve of $176,520 that was charged to operations for the period ending June 30, 1994. As of June 30, 2003, the Company had a reserve of $446,302 for the plan.

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

	Under applicable law prohibiting discrimination in employment on the basis of age, the Company can impose a mandatory retirement age of 65 for its executives or employees in high policy-making positions only if each employee subject to the mandatory retirement age is entitled to an immediate retirement benefit at retirement age of at least $44,000 per year. The benefits payable at retirement to Charles E. Harris, the Company's Chairman and Chief Executive Officer, and Mel P. Melsheimer, the Company's President, Chief Operating Officer and Chief Financial Officer, under the Company's existing retirement plans do not equal this threshold. Mr. Harris has offered, for the benefit of the Company, to waive his right to exclude certain other benefits from this calculation, which makes it unlikely that any provision will have to be made for him in order for the Company to comply with this threshold requirement. For Mr. Melsheimer, however, a new plan must be established to provide him with the difference between the benefit required under the age discrimination laws and that provided under the Company's existing plans. The expense to the Company of providing the benefit under this new plan is currently estimated to be $450,000. This benefit will be unfunded, and the expense is being amortized over the fiscal periods through the year ended December 31, 2004.

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

	Provided that a proper election is made, a corporation taxable under Sub-Chapter C of the Internal Revenue Code (a "C Corporation") that elects to qualify as a RIC continues to be taxable as a C Corporation on any gains realized within 10 years of its qualification as a RIC (the "Inclusion Period") from sales of assets that were held by the corporation on the effective date of the RIC election ("C Corporation Assets") to the extent of any gain built into the assets on such date ("Built-In Gain"). (If the corporation fails to make a proper election, it is taxable on its Built-In Gain as of the effective date of its RIC election.) The Company had Built-In Gains at the time of its qualification as a RIC and made the election to be taxed on any Built-In Gain realized during the Inclusion Period. Prior to 1999, the Company incurred ordinary and capital losses from its operations. After the Company's election of RIC status, those losses remained available to be carried forward to subsequent taxable years. The Company has previously used loss carryforwards to offset Built-In Gains. As of January 1, 2003, the Company had $501,640 of loss carryforwards remaining and $4,663,457 of unrealized Built-In Gains remaining.

	Continued qualification as a RIC requires the Company to satisfy certain investment asset diversification requirements in future years. The Company's ability to satisfy those requirements may not be controllable by the Company.
 There can be no assurance that the Company will qualify as a RIC in subsequent years.

	To the extent that the Company retains capital gains, and declares a deemed dividend to shareholders, the dividend is taxable to the shareholders.
 The Company would pay tax, at the corporate rate, on the distribution, and the shareholders would receive a tax credit equal to their proportionate share of the tax paid. The Company took advantage of this rule for 2000 and 2001. The Company's financial statements for 2000 and 2001 include a tax liability of $5,709,884 and $290,748, respectively. The taxes paid by the Company's shareholders as a result of the Company's deemed dividend declaration for 2000 ($5,688,896) and 2001 ($271,467) are reflected as a deduction to the additional paid-in capital in the Company's Consolidated Statement of Assets and Liabilities rather than an expense in the Consolidated Statement of Operations.

	The Company pays federal, state and local taxes on behalf of its wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is taxed as a C Corporation.

	For the three and six months ended June 30, 2003, and 2002, the Company's income tax provision was allocated as follows:

                           Three Months     Three Months       Six Months      Six Months
                                  Ended            Ended            Ended           Ended
                          June 30, 2003    June 30, 2002    June 30, 2003    June 30,2002

Net operating loss.........   $       0        $       0       $        0       $       0
Net realized gain (loss)
  on investments...........      14,349          (47,087)          17,322         (12,864)
Net increase in unrealized
  appreciation on
  investments..............           0                0                0               0
                              ---------        ---------       ----------       ---------
Total income tax (benefit)
  provision................   $  14,349        $ (47,087)      $   17,322       $ (12,864)
                              =========        =========       ==========       =========

The above tax (benefit) provision consists of the following:

Current....................   $  14,349        $       0       $   17,322       $       0
Deferred -- Federal........           0          (47,087)               0         (12,864)
                              ---------        ---------       ----------       ---------
Total income tax provision.   $  14,349        $( 47,087)      $   17,322       $ (12,864)
                              =========        =========       ==========       =========

	The Company's net deferred tax liability at June 30, 2003, and December
31, 2002, consists of the following:

                                                  June 30, 2003     December 31, 2002

Tax on unrealized appreciation on investments.....$     844,918     $         844,918
Net operating loss and capital carryforward.......     (175,574)             (175,574)
                                                  -------------     -----------------
Net deferred income tax liability.................$     669,344     $         669,344
                                                  =============     =================

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

	On April 17, 2003, the Company signed a seven-year sublease for office space at 111 West 57th Street in New York City to replace its existing lease which expires on July 31, 2003. Minimum sublease payments in 2003 are $49,626. Future minimum sublease payments in each of the following years are:
 2004 -- $134,816; 2005--$138,187; 2006 -- $141,641; 2007 -- $145,182; 2008 --
$148,811; and thereafter for the remaining term -- $203,571.

NOTE 8.  ASSET ACCOUNT LINE OF CREDIT

	On November 19, 2001, the Company established an asset account line of credit of up to $12,700,000. The asset account line of credit is secured by the Company's government and government agency securities. Under the asset account line of credit, the Company may borrow up to 95 percent of the current value of its government and government agency securities. The Company's outstanding balance under the asset line of credit at June 30, 2003 and June 30, 2002 was $7,983,520 and $0, respectively. The asset line of credit bears interest at a rate of the Broker Call Rate plus 50 basis points. At June 30, 2003, the asset account line of credit accrued interest at a rate of 3.5%.

NOTE 9.  SUBSEQUENT EVENTS

	On July 2, 2003, the Company sold its investment in $8,000,000 of U.S. Treasury Bills due September 25, 2003. The proceeds of $7,982,244 were used to repay the entire outstanding balance of $7,983,520 under the asset line of credit.

	On August 1, 2003, the Company made a follow-on investment of $323,000 in the preferred stock of a privately held tiny-technology company.


NOTE 10.  INTERIM FINANCIAL STATEMENTS

	The interim financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulations S-
X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations


	The information contained in this section should be read in conjunction with the Company's June 30, 2003 Consolidated Financial Statements and the Company's year-end 2002 Consolidated Financial Statements and the Notes thereto.

Background and Overview

	The Company incorporated under the laws of the state of New York in August 1981 as Sovereign Thoroughbreds, Inc. ("Sovereign") to own and manage thoroughbred-horse breeding stock. In 1983, Sovereign completed an initial public offering and invested $406,936 in Otisville BioTech, Inc. ("Otisville"), which also completed an initial public offering. In 1984, Charles E. Harris purchased a controlling interest in Sovereign, which at the time held the controlling interest in Otisville. Under Mr. Harris's control, the Company divested its other assets and became a financial services company, with the investment in Otisville as the initial focus of its business activity. The Company hired new management for Otisville, and Otisville acquired new technology targeting the development of a human blood substitute.

	In 1986, operating as a financial services company, the Company changed its name to The Lexington Group, Inc., and eventually, the Company operated two wholly-owned insurance brokerage subsidiaries and a wholly-owned trust company subsidiary. In 1988, in conjunction with the acquisition of one of these insurance brokerage operations, C.D. Harris (which was previously unrelated to Charles E. Harris or his family), the Company changed its name to Harris & Harris Group, Inc. In 1989, Otisville changed its name to Alliance Pharmaceutical Corporation ("Alliance"). By 1990, the Company had completed selling its $406,936 investment in Alliance for total proceeds of $3,923,559.
In 1992, the Company sold its insurance brokerage and trust company subsidiaries to their respective managements and registered as an investment company under the 1940 Act. In 1992, the Company commenced operations as a closed-end, non-diversified investment company. In 1995, the Company elected to become a business development company subject to the provisions of Sections 55 through 65 of the 1940 Act. Throughout the Company's corporate history, it has made early-stage venture capital investments in a variety of industries.
In 1994, the Company made its first nanotechnology investment. Since August 2001, it has made initial investments exclusively in tiny technology, including its last 12 initial investments.
	The Company has invested a substantial portion of its assets in private, development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth, have little or no history of operations and are developing unproven technologies.
At June 30, 2003, $14,517,674 or 56.9 percent of the Company's net assets consisted of venture capital investments at fair value, net of unrealized depreciation of $3,180,323. At December 31, 2002, $12,036,077 or 44.2 percent of the Company's net assets consisted of venture capital investments at fair value, of which net unrealized depreciation was $2,718,389. At December 31, 2001, $13,120,978 or 53.9 percent of the Company's net assets consisted of venture capital investments at fair value, of which net unrealized appreciation was $1,215,444.

	Since the Company's investment in Otisville in 1983, it has made a total of 53 venture capital investments, including four private investments in public equities. The Company has sold 35 of these 53 investments, realizing total proceeds of $105,659,158 on its invested capital of $37,366,522. Sixteen of these 35 investments were profitable. The average and median holding periods for these 35 investments were 3.57 years and 3.20 years respectively.

The Company values the 18 venture capital investments currently in its portfolio at $14,517,674, as compared with a cost to it of $17,697,997. As of June 30, 2003, the average and median holding periods for its 18 current venture capital investments are 2.52 years and 1.31 years, respectively.

	The Company has broad discretion in the investment of its capital. However, the Company invests primarily in illiquid equity securities of private companies. Generally, these investments take the form of preferred stock, are subject to restrictions on resale and have no established trading market. Its principal objective is to achieve long-term capital appreciation. Therefore, a significant portion of its investment portfolio provides little or no current yield in the form of dividends or interest. The Company does earn interest income from fixed-income securities, including U.S. Government and Agency Obligations. The amount of interest income earned varies with the average balance of the Company's fixed-income portfolio and the average yield on this portfolio and is not expected to be material to the Company's results of operations.

	The Company values its investments each quarter at fair value as determined in good faith by its Valuation Committee within guidelines established by its Board of Directors in accordance with the 1940 Act. (See "Footnote to Consolidated Schedule of Investments" contained in "Consolidated Financial Statements.")

	General business and capital markets conditions in 2002 and 2003 have been adverse for the venture capital industry. There have been few opportunities to take venture capital-backed companies public or sell them to established companies. It has been difficult to finance venture capital-backed companies privately. And, it has been difficult in general for venture capital firms themselves to raise capital.

	The Company presents the financial results of its operations utilizing accounting principles generally accepted in the United States for investment companies. On this basis, the principal measure of its financial performance during any period is the net increase/(decrease) in its net assets resulting from its operating activities, which is the sum of the following three elements:

        (1) Net Operating Income/(Loss) -- the difference between the Company's income from interest, dividends, and fees and its operating expenses.

        (2) Net Realized Gain/(Loss) on Investments -- the difference between the net proceeds of dispositions of portfolio securities and their stated cost.

        (3) Net Increase/(Decrease) in Unrealized Appreciation on Investments -- the net change in the fair value of the Company's investment portfolio.


	Because of the structure and objectives of its business, the Company generally expects to experience net operating losses and seeks to generate increases in its net assets from operations through the long term appreciation of its venture capital investments. The Company has in the past relied, and continues to rely, on proceeds from sales of investments, rather than on investment income, to defray a significant portion of its operating expenses.
 Because such sales are unpredictable, the Company attempts to maintain adequate working capital to provide for fiscal periods when there are no such sales.

Results of Operations

Three months ended June 30, 2003, as compared to the three months ended June 30, 2002

       The Company had a net decrease in net assets resulting from operations of $544,709 in the three months ended June 30, 2003, compared to a net increase in net assets resulting from operations of $434,289 in the three months ended June 30, 2002.

Investment Income and Expenses:
------------------------------

	The Company had net operating losses of $726,989 and $654,718 for the three months ended June 30, 2003, and June 30, 2002, respectively. In the three months ended June 30, 2003, the Company's net operating loss reflected an increase to expenses primarily related to increases in salaries and benefits, professional fees and rent expense.

	Operating expenses were $777,553 and $715,086 for the three months ended June 30, 2003, and June 30, 2002, respectively. The operating expenses of the second quarter of 2003 reflect no expense for employee profit-sharing. In the three months ended June 30, 2003, versus the three months ended June 30, 2002, salaries and benefits increased by $97,114 or 36.7 percent, primarily as a result of an additional employee and mandatory retirement plan pension expense. Professional fees increased primarily as a result of an increase in independent accounting and legal expenses associated with the preparation of the Company's proxy statement and legal and consulting expenses associated with the preparation of the mandatory retirement plan and revision of the retiree medical and health insurance plan.

Realized Gains and Losses on Portfolio Securities:
-------------------------------------------------

	During the three months ended June 30, 2003, and June 30, 2002, the Company realized gains of $28,140 and $688,681, respectively.

	During the three months ended June 30, 2002, the Company realized a net gain of $688,681, consisting primarily of a gain of $986,187 from its partnership interest in PHZ Capital Partners L.P., offset by a loss of $350,583 on the dissolution of Informio, Inc.

Unrealized Appreciation and Depreciation of Portfolio Securities:
----------------------------------------------------------------

	Net unrealized depreciation on investments decreased by $168,489 or five percent during the three months ended June 30, 2003, from $3,348,239 at March 31, 2003, to $3,179,750 at June 30, 2003.

	During the three months ended June 30, 2003, the Company recorded a net decrease of $184,493 in unrealized depreciation of its venture capital investments.

Six Months ended June 30, 2003, as compared to the six months ended June 30,
2002

The Company had net decreases in net assets resulting from operations of $1,759,836 and $602,645 in the six months ended June 30, 2003, and June 30, 2002, respectively.

Investment Income and Expenses:
------------------------------

	The Company had net operating losses of $1,311,449 and $1,210,951 for the six months ended June 30, 2003, and June 30, 2002, respectively. In the six months ended June 30, 2003, the Company's net operating loss reflected an increase to expenses primarily related to increases in salaries and benefits, professional fees and rent expense offset by a decrease in the employee profit-sharing accrual.

	Operating expenses were $1,426,689 and $1,330,781 for the six months ended June 30, 2003, and June 30, 2002, respectively. Operating expenses in the six months ended June 30, 2003, versus the six months ended June 30, 2002, changed primarily for the following reasons:

        (1) Operating expenses for the six months ended June 30, 2003, included no expense for employee profit-sharing, versus $249,285 in such expense for the six months ended June 30, 2002.

        (2) Salaries and benefits increased by $203,934 or 39.2 percent, primarily as a result of the addition of an employee and mandatory retirement plan pension expense.

        (3) Professional fees increased, primarily as a result of an increase in independent accounting and legal expenses associated with the implementation of the Sarbanes-Oxley Act; legal expenses associated with the preparation of the Company's proxy statement; and legal and consulting expenses associated with the preparation of the mandatory retirement plan and revision of the retiree medical and health insurance plan.


Realized Gains and Losses on Portfolio Securities:
-------------------------------------------------

	During the six months ended June 30, 2003, and June 30, 2002, the Company realized gains of $28,572 and $799,360, respectively.

	During the six months ended June 30, 2003, the Company neither sold nor liquidated any venture capital investments.

	During the six months ended June 30, 2002, the Company's realized net gains of $799,360 consisted primarily of $1,108,226 from its partnership interest in PHZ Capital Partners L.P., offset by a loss of $350,583 on the dissolution of Informio, Inc.


Unrealized Appreciation and Depreciation of Portfolio Securities:
----------------------------------------------------------------

	Net unrealized depreciation on investments increased by $459,637 or 16.9 percent during the six months ended June 30, 2003, from $2,720,113 at December 31, 2002, to $3,179,750 at June 30, 2003.

	During the six months ended June 30, 2003, the Company recorded a net increase of $461,934 in unrealized depreciation of its venture capital investments.

Year ended December 31, 2002, as compared to years ended December 31, 2001, and 2000

        The Company had net decreases in net assets resulting from operations of $2,722,194, $6,889,238 and $15,507,207 in the years ended December 31, 2002,
December 31, 2001, and December 31, 2000, respectively.


Investment Income and Expenses:
------------------------------

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

	Operating expenses in 2002 were $2,124,549, reflecting an increase of $1,089,328 from $1,035,221 in 2001. Of this increase, $820,972 was a reversal of the profit sharing accrual. Operating expenses for 2002 also reflect an increase in salaries and benefits, primarily owing to an increase in the retirement medical benefit expense and the expense of a new employee, starting in September 2002, and an increase in professional fees, primarily as a result of expenses associated with new investments and preparation of the Company's proxy statement.

        Operating expenses in 2001 were $1,035,221, reflecting an increase of $3,658,421 from $(2,623,200) in 2000. Of this increase, $3,828,654 was a reversal of the profit sharing accrual, offset by a decrease in all other expenses of $170,233.


Realized Gains and Losses on Sales of Portfolio Securities:
----------------------------------------------------------

	During the three years ended December 31, 2002, December 31, 2001, and December 31, 2000, the Company sold various investments and received distributions, resulting in net realized income from investments of $3,284,737, $1,394,781 and $19,065,267, respectively.

	During the year ended December 31, 2002, Informio, Inc. approved a plan of liquidation, the Company sold its interest in Schwoo, Inc. and the Company's partnership interest in PHZ Capital Partners, L.P. was liquidated. The Company recorded realized income from investments of $3,284,737, consisting primarily of realized income of $4,776,360 from the liquidation of its partnership interest in PHZ Capital Partners L.P. The Company recorded realized losses of $350,583 and $1,248,825 from the liquidation of Informio, Inc. and sale of the Company's previously written-off investment in Schwoo, Inc., respectively.

	During 2001, the Company recorded realized income from investments of $1,394,781, consisting primarily of realized income (losses) from sales of:
Nanophase Technologies Corporation, $2,762,696; Genomica Corporation, $1,022,905; Essential.com, Inc., ($1,349,512); shares of SciQuest.com, Inc. purchased in the open market, ($1,258,679); and MedLogic Global Corporation, ($1,033,765). The Company also recorded realized income of $1,266,729 from its partnership interest in PHZ Capital Partners L.P. As a result of the income and losses realized during 2001, unrealized appreciation increased by $3,948,271.

	During 2000, the Company recorded realized income from investments of $19,065,267, consisting primarily of realized income (losses) from sales of Alliance Pharmaceutical Corp., $9,693,446, and the Company's private-equity investments in SciQuest.com, Inc., $7,407,377.

Unrealized Appreciation and Depreciation of Portfolio Securities:
----------------------------------------------------------------

	In 2002, net unrealized appreciation on investments decreased by $3,936,533 or 323.6 percent, from $1,216,420 at December 31, 2001, to
($2,720,113) at December 31, 2002, primarily as a result of decreases in the valuations of the Company's venture capital investments, including a decrease in unrealized appreciation of NeuroMetrix, Inc. of $1,986,081.

	In 2001, net unrealized appreciation on investments decreased by $7,731,508 or 86.4 percent, from $8,947,928 at December 31, 2000, to
$1,216,420 at December 31, 2001, primarily as a result of decreases in the valuations of the Company's holdings of Nanophase Technologies Corporation, Genomica Corporation and Schwoo, Inc. of $5,499,664, $1,540,375 and $1,248,827, respectively, offset by an increase in unrealized appreciation of $1,528,082 and $1,033,775 as a result of the realization of the loss on the sale of the Company's positions in SciQuest.com, Inc. and MedLogic Global Corporation.

	In 2000, net unrealized appreciation on investments decreased by $37,934,593 or 80.9 percent from $46,882,521 at December 31, 1999, to
$8,947,928 at December 31, 2000, primarily as a result of decreases in the valuations of the Company's holdings in SciQuest.com, Inc. of $26,102,456 (net of gain of $7,407,377 realized on sale) and Kana Communications, Inc. of $3,816,204 (net of gain of $1,054,818 realized on sale), offset by an increase in the value of the Company's holding in Nanophase Technologies Corporation of $3,709,449.

	During the year ended December 31, 2002, we experienced a net decrease in unrealized depreciation of the Company's venture capital investments of $3,933,834.


Financial Condition

Six Months ended June 30, 2003

	The Company's total assets and net assets were $35,903,212 and $25,496,210, respectively, at June 30, 2003, compared with $35,951,969 and $27,256,046 at December 31, 2002.

	Net asset value per share ("NAV") was $2.22 at June 30, 2003, versus $2.37 at December 31, 2002. The Company's shares outstanding remained unchanged during the six months ended June 30, 2003.

	Significant developments in the six months ended June 30, 2003, were an increase in bank loan payable of $7,983,520 and an increase in the value of the Company's investment in U.S. Treasury Bills of $4,386,032.

	The increase in the value of the venture capital investments, from $12,036,077 at December 31, 2002, to $14,517,674 at June 30, 2003, resulted primarily from the Company's three new venture capital investments and one follow-on investment, partially offset by a net decrease in the value of the Company's other venture capital investments.

	The following table is a summary of additions to the Company's portfolio of venture capital investments during the six months ended June 30, 2003:

	New Investment	                   Amount
        --------------                   ----------
	Chlorogen, Inc.                  $  525,900
	NanoGram Devices Corporation	 $  750,000
	Nanosys, Inc.                    $1,500,000

	Follow-on Investment
        --------------------
	Nanotechnologies, Inc.	         $  169,718
                                         ----------
	Total				 $2,945,618
                                         ==========

Year ended December 31, 2002

	At December 31, 2002, as compared with December 31, 2001, the Company's total assets decreased by $3,730,398 or 9.4 percent to $35,951,969, and its net assets increased by $2,921,276 or 12 percent to $27,256,046.

	NAV was $2.37 on 11,498,845 shares outstanding at December 31, 2002, versus $2.75 on 8,864,231 shares outstanding at December 31, 2001.

	Among the significant developments during the year ended December 31, 2002, were: (1) payment of $271,467 in federal income taxes as a result of the Company's deemed dividend distribution to shareholders; (2) net decrease in the unrealized appreciation of the Company's venture capital investments of $3,933,834, including a decrease in the unrealized appreciation of NeuroMetrix, Inc. of $1,986,081; (3) decrease in bank loan payable of $12,495,777; (4) net proceeds of $5,643,470 pursuant to the issuance and exercise of transferable rights for 2,634,614 new shares of the Company's common stock, bringing the Company's shares outstanding as of December 31, 2002, to 11,498,845 shares, versus 8,864,231 shares outstanding at December 31, 2001; and (5) receipt of $5,700,000 in cash and a recorded receivable in the amount of $786,492 related to the liquidation of the Company's partnership interest in PHZ Capital Partners L.P.

	The value of the venture capital investments decreased by $1,084,901, from $13,120,978 at December 31, 2001, to $12,036,077 at December 31, 2002,
reflecting increases from new and additional investments offset by investment write-downs and the liquidation of investments. Increases from new and follow-on investments totaled $7,195,988. Write-downs totaled $5,213,959.
The liquidations of Informio, Inc. and the Company's partnership interest in PHZ Capital Partners L.P. resulted in decreases in venture capital investments of a total of $3,072,382, based on their respective values at December 31, 2001.

	The following table is a summary of additions to our portfolio of venture capital investments for the year ended December 31, 2002:

	New Investment	                            Amount
        --------------                           ------------
	Agile Materials & Technologies, Inc.	 $1,000,000
	Continuum Photonics, Inc.	         $1,000,000
	Nanopharma Corp.	                 $  700,000
	NanoOpto Corporation	                 $  625,000
	Nanotechnologies, Inc.	                 $  750,000
	Neo Photonics Corporation	         $1,000,000
	Optiva, Inc.	                         $1,250,000

	Follow-on Investment
        --------------------
	Experion Systems, Inc.	                 $  517,706
	NeuroMetrix, Inc.	                 $  353,282
                                                 ----------
	Total					 $7,195,988
                                                 ==========

Year Ended December 31, 2001

	At December 31, 2001, as compared with December 31, 2000, the Company's total assets decreased by $3,661,056 or 8.4 percent to $39,682,367, and its net assets decreased by $7,498,705 or 23.6 percent to $24,334,770.

	NAV was $2.75 at December 31, 2001, versus $3.51 at December 31, 2000. NAV was reduced by $0.02 in 2000 by the cash dividend paid by the Company to shareholders.

	Among the significant developments during the year ended December 31, 2001, were: (1) payment of $5,709,884 in federal income taxes as a result of the Company's deemed dividend distribution; (2) net decrease in the unrealized appreciation of the Company's venture capital investments of $7,731,465, including a write-off for book purposes of the value of the Company's holdings in Schwoo, Inc. of $1,248,827; (3) sales of the Company's holdings in Nanophase Technologies Corporation, Genomica Corporation, SciQuest.com, Inc., Essential.com and MedLogic Global Corporation; and (4) change in the Company's valuation policy as of March 31, 2001, in accordance with newly promulgated SEC guidelines. The Company changed its valuation policy by no longer discounting publicly held securities for liquidity considerations. (See "Asset Valuation Policy Guidelines" in the "Footnote to Consolidated Schedule of Investments." )

	The following table is a summary of additions to our portfolio of venture capital investments for the year ended December 31, 2001:

	New Investment	                            Amount
        --------------                           ------------
	Schwoo, Inc.	                         $  888,577
	Nantero, Inc.	                         $  489,999

	Follow-on Investment
        --------------------
	Experion Systems, Inc.	                 $   80,000

	Loan
        ----
	Schwoo, Inc.	                         $  360,250
	                                         ----------
	Total					 $1,818,826
                                                 ==========

	The following table summarizes fair value of our entire investment portfolio, as compared with its cost, at June 30, 2003, and December 31, 2002, and December 31, 2001:

                                     June 30,                December 31,
	                               2003               2002            2001
                                   -----------     ------------     -----------
	Investments, at Cost....... $37,534,201     $30,206,935     $37,714,285
	Unrealized depreciation....  (3,179,750)     (2,720,113)      1,216,420
                                    -----------     -----------     -----------
	Investments, at fair value. $34,354,451     $27,486,822     $38,930,705
                                    ===========     ===========     ===========
_______________
The accumulated unrealized (depreciation) appreciation on investments net of deferred taxes was ($3,389,458) at December 31, 2002, versus ($148,049) at December 31, 2001. The accumulated unrealized (depreciation) on investments net of deferred taxes was $3,849,094 at June 30, 2003, versus ($3,389,458) at December 31, 2002.

	The following table summarizes the composition of our venture capital portfolio at June 30, 2003, and at December 31, 2002, and December 31, 2001:

                                     June 30,                December 31,
	Category                       2003               2002            2001
        --------                   -----------     ------------     -----------


	Tiny Technology............   57.0%            49.0%              9.3%

	Other Venture Capital
        Investments................   43.0%            51.0%             90.7%
                                     -----            -----             -----

	Total Venture Capital
        Investments................  100.0%           100.0%            100.0%
                                     =====            =====             =====

Cash Flow

Year ended December 31, 2002

	Cash flow provided by operating activities for the year ended December 31, 2002, was $1,923,048, primarily as a result of the following changes from December 31, 2001, to December 31, 2002: payable to broker for unsettled trade increased by $5,969,725; funds held in escrow increased by $750,000; and receivable from a partnership liquidation increased by $786,492. In addition, net realized and unrealized loss on investments was $651,797, and the net decrease in net assets resulting from operations was $2,722,194.

	Cash provided by investing activities for the year ended December 31, 2002, was $10,751,980, reflecting the decrease in the Company's investment in U.S. Treasury Bills of $10,358,006 and the proceeds from the liquidation of investments of $7,631,100, offset by investments in private placements of $7,195,988.

	Cash used in financing activities for the year ended December 31, 2002, was $6,842,807, reflecting the payment of the outstanding balance on the asset line of credit of $12,495,777, offset by the net proceeds from a rights offering of $5,643,470. The Company intended to invest in tiny technology, under normal circumstances, directly or indirectly, the net proceeds of the rights offering in accordance with its investment objectives and policies, within the 12 months following the receipt of the net proceeds of the rights offering, depending on the available investment opportunities.

Liquidity and Capital Resources

        The Company's primary sources of liquidity are cash, receivables and freely marketable securities, net of short-term indebtedness. The Company's secondary sources of liquidity are restricted securities of companies that are publicly traded.

Six Months ended June 30, 2003

	  At June 30, 2003, and December 31, 2002, the Company's total net primary liquidity was $12,134,541 and $16,508,057, respectively. On both of the corresponding dates, the Company's secondary liquidity was $0, as the Company had no restricted securities of companies that are publicly traded. The Company's tertiary source of liquidity was its partnership interest in PHZ Capital Partners L.P., which was liquidated effective December 31, 2002. The Company received the final distribution of $786,492 from PHZ Capital Partners L.P. in the first quarter of 2003.

	The decrease in the Company's net primary sources of liquidity from December 31, 2002, to June 30, 2003, is primarily owing to: (1) payment of federal, state and local taxes; (2) investment in Chlorogen, Inc.; (3) investment in Nanotechnologies, Inc.; (4) investment in Nanosys, Inc.; and (5) use of funds for net operating expenses.

	From December 31, 2002, to June 30, 2003, the Company's liability for accrued employee profit sharing decreased by $13,710 to $1,523, or 90 percent as a result of the payment of $13,710 for the 2002 profit sharing. The remaining 2002 profit sharing accrual of $1,523 will be paid upon the completion and filing of the Company's 2002 federal tax return.

	The Company's total net income tax liability decreased by $935,945, from $1,527,000 at December 31, 2002 to $591,055 at June 30, 2003, primarily as a result of federal, state and local payments made for income earned in 2002.

Year ended December 31, 2002

	At December 31, 2002, December 31, 2001, and December 31, 2000, the Company's net primary liquidity was $16,508,057, $13,459,654 and $23,039,736, respectively. On the corresponding dates, the Company's secondary liquidity was $0, $0 and $3,040,679. The Company's tertiary source of liquidity was its partnership interest in PHZ Capital Partners L.P., from which the Company received cash distributions in 2002, 2001 and 2000 of $6,588,661, $172,068 and $280,326, respectively. Effective December 31, 2002, the Company liquidated its 20 percent partnership interest in PHZ, for $5,700,000 on December 31, 2002, and a final distribution of $786,492 on January 16, 2003. At December 31, 2002, the final distribution of $786,492 is included in net primary liquidity as a receivable.

	The increase in the Company's net primary liquidity from December 31, 2001, to December 31, 2002, is the net result of: (1) payment of federal income taxes; (2) investment in Nanopharma Corp.; (3) investment in NanoOpto Corporation; (4) investment in NeoPhotonics Corporation; (5) investment in Experion Systems, Inc.; (6) investment in Continuum Photonics, Inc.; (7) investment in Nanotechnologies, Inc.; (8) investment in Optiva, Inc.; (9) investment in Agile Materials & Technologies, Inc.; (10) investment in NeuroMetrix, Inc.; (11) funds held in escrow for a pending venture capital investment; and (12) use of funds for operating expenses; offset by raising $5,643,470, net of expenses, from a rights offering of common stock by the Company that closed July 31, 2002.

	From December 31, 2001, to December 31, 2002, restricted funds increased by $274,924 or 57.0 percent, owing to the Company's 2002 contribution of $147,478 to the Supplemental Executive Retirement Plan, or SERP account, and net changes in the account from income earned and changes in investments valuations.

	From December 31, 2001, to December 31, 2002, the Company's liability for accrued profit sharing decreased by $163,049 to $15,233, to reflect the estimated amount to be paid out under the profit-sharing plan. Current income tax liability increased by $602,588 to $857,656, owing primarily to income recorded in association with the liquidation of the Company's partnership interest in PHZ Capital Partners L.P.

	On November 19, 2001, the Company established an asset account line of credit of up to $12,700,000. The asset account line of credit is secured by the Company's Government Agency securities. Under the asset account line of credit, the Company may borrow up to 95 percent of the current value of its Government Agency securities. The Company's outstanding balance under the asset line of credit at December 31, 2002, and December 31, 2001, was $0 and $12,495,777, respectively. The asset line of credit bears interest at a rate of the Broker Call Rate plus 50 basis points.

	The Company's net primary sources of liquidity are more than adequate to cover the Company's gross cash operating expenses over the next 12 months.
Such gross cash operating expenses totaled $2,256,991, $1,992,341 and $2,051,086 in 2002, 2001 and 2000, respectively.


Critical Accounting Policies

	Critical accounting policies are those that are both important to the presentation of the Company's financial condition and results of operations and those that require management's most difficult, complex or subjective judgments. The Company's critical accounting policies are those applicable to the valuation of investments.

Valuation of Portfolio Investments

	As a business development company, the Company invests primarily in illiquid securities including debt and equity securities of private companies.
 The investments are generally subject to restrictions on resale and generally have no established trading market. The Company values substantially all of its equity investments at fair value as determined in good faith by the Company's Valuation Committee. The Valuation Committee, comprised of at least three or more independent Board members, reviews and approves the valuation of the Company's investments within the guidelines established by the Board of Directors. Fair value is generally defined as the amount that an investment could be sold for in an orderly disposition over a reasonable time.
Generally, to increase objectivity in valuing the assets of the Company, external measures of value, such as public markets or third party transactions, are utilized whenever possible. Valuation is not based on long-term work-out value, nor immediate liquidation value, nor incremental value for potential changes that may take place in the future.

Recent Developments -- Portfolio Companies

	On January 16, 2003, the Company received $786,492 as final payment in the liquidation of the Company's partnership interest in PHZ Capital Partners L.P.

	On February 3, 2003, the Company announced that it had invested $750,000 in a convertible preferred security of NanoGram Devices Corporation. NanoGram Devices has developed and is commercializing specialized power sources for medical devices and other medical equipment based on its patented, laser-based nanomaterials synthesis technology.

	On August 1, 2003, the Company made a follow-on investment of $323,000 in preferred stock of one of our privately held tiny-technology companies that has not yet announced this financing.

Recent Developments -- Other

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


RISK FACTORS

	Investing in our common stock involves a number of significant risks relating to our business and investment objective. You should carefully consider the risks and uncertainties described below before you purchase any of our common stock. These risks and uncertainties are not the only ones we face. Unknown additional risks and uncertainties, or ones that we currently consider immaterial, may also impair our business. If any of these risks or uncertainties materialize, our business, financial condition or results of operations could be materially adversely affected. In this event, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks related to the companies in our portfolio.
------------------------------------------------

Investing in small, private companies involves a high degree of risk and is highly speculative.

	We have invested a substantial portion of our assets in privately held development stage or start-up companies. These businesses tend to lack management depth, to have limited or no history of operations and to have not attained profitability. Tiny technology companies are especially risky, involving scientific, technological and commercialization risks. Because of the speculative nature of these investments, these securities have a significantly greater risk of loss than traditional investment securities. Some of our venture capital investments are likely to be complete losses or unprofitable and some will never realize their potential. We have been risk seeking rather than risk averse in our approach to venture capital and other investments. Neither our investments nor an investment in our common stock is intended to constitute a balanced investment program.

We may invest in companies working with technologies or intellectual property which currently have few or no proven commercial applications.

	Nanotechnology, in particular, is a developing area of technology, of which much of the future commercial value is unknown, difficult to estimate and subject to widely varying interpretations. There are relatively few nanotechnology products currently commercially available. The timing of additional future commercially available nanotechnology products is highly uncertain.

Our portfolio companies working with tiny technology may be particularly susceptible to intellectual property disputes.

	Research and commercialization efforts in tiny technology are being undertaken by a wide variety of government, academic and private corporate entities. As additional commercially viable applications of tiny technology begin to emerge, ownership of the intellectual property on which these products are based may be contested in some cases. Any dispute over the basic ownership of our portfolio companies' technologies or products would have a material adverse affect on that company's value.

Our portfolio companies may not be able to market their products successfully.

	Even if our portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive, rapidly changing and especially sensitive to adverse general economic conditions. Commercial success is difficult to predict, and the marketing efforts of our portfolio companies may not be successful.

Unfavorable economic conditions could result in financial losses in our portfolio.

	Most of the companies in which we have made or will make investments are susceptible to economic slowdowns or recessions. An economic slowdown, capital markets conditions or credit squeeze may affect the ability of a company in our portfolio to raise additional capital from venture capital or other private equity sources or to engage in a liquidity event such as an initial public offering or merger. These conditions can be expected to lead to financial losses in our portfolio.

Risks related to the illiquidity of our investments.
---------------------------------------------------

We invest in illiquid securities and may not be able to dispose of them when it is advantageous to do so, or ever.

	Most of our investments are or will be equity securities acquired directly from small companies. These equity securities are generally subject to restrictions on resale or otherwise have no established trading market. The illiquidity of most of our portfolio of equity securities may adversely affect our ability to dispose of these securities at times when it may be advantageous for us to liquidate these investments. We may never be able to dispose of these securities.

Unfavorable economic conditions could impair our ability to engage in liquidity events or to find additional capital required by our portfolio companies.

	Our business of making private equity investments and positioning them for liquidity events may be adversely affected by current and future capital markets and economic conditions. The public equity markets currently provide little opportunity for liquidity events, even for more mature technology companies than the ones in which we typically invest. The potential for public market liquidity could further decrease and could lead to an inability to realize potential gain or could lead to financial losses in our portfolio and a decrease in our revenues, net income and assets. Recent regulatory changes have made the process of completing an initial public offering of equity securities more difficult and uncertain. Recent government reforms affecting stock markets, investment banks and securities research practices may make it more difficult for privately held companies to complete successful initial public offerings of their equity securities. The lack of exit strategies also tends to have an adverse effect on the ability of private companies to raise capital.

Even if our portfolio companies complete an initial public offering, the returns on our investments may be uncertain.

	When companies in which we have invested as private entities complete initial public offerings of their securities, these newly issued securities are by definition unseasoned issues. Unseasoned issues tend to be highly volatile and have uncertain liquidity, which may negatively affect their price. In addition, we are typically subject to lock-up provisions which prohibit us from selling our investment into the public market for specified periods of time after an initial public offering. The market price of securities that we hold may decline substantially before we are able to sell these securities. Most initial public offerings of technology companies are listed on the Nasdaq National Market. Recent government reforms of the Nasdaq National Market have made market making by broker-dealers less profitable, which has caused broker-dealers to reduce their market making activities, thereby making the market for unseasoned stocks less liquid.

Risks related to our company.
----------------------------

Because there is generally no established market in which to value our investments, our Valuation Committee's value determinations may differ materially from the values that a ready market or third party would attribute to these investments.

	There is generally no public market for the equity securities of the companies in which we invest. Pursuant to the requirements of the 1940 Act, we value substantially all of the equity securities in our portfolio at fair value as determined in good faith by the Valuation Committee of the Board of Directors within the guidelines established by the Board of Directors. Because there is typically no readily ascertainable market value for our investments, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment pursuant to specified valuation principles and processes. We are required by the 1940 Act to value specifically each individual investment on a quarterly basis and record unrealized depreciation for an investment that we believe has become impaired. Conversely, we must record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value that we assign to our investments may differ from the values that would have been used had a ready market existed for the investments, and the difference could be material. Any changes in estimated fair value are recorded in our consolidated statements of operations as a change in the "Net (decrease) increase in unrealized appreciation on investments."

Because we are a non-diversified company with a relatively concentrated portfolio, the value of our business is subject to greater volatility than the value of companies with more broadly diversified investments.

	As a result of investing a greater portion of our assets in the securities of a smaller number of issuers, we are classified as a non-diversified company. We may be more vulnerable to events affecting a single issuer or industry and therefore subject to greater volatility than a company whose investments are more broadly diversified. Accordingly, an investment in our common stock may present greater risk to you than an investment in a diversified company.

We may be obligated to pay substantial amounts under our profit sharing plan.

	Our employee profit-sharing plan requires us to distribute to our officers and employees 20 percent of our net realized income as reflected on our consolidated statements of operations for that year, less the non-qualifying gain, if any. These distributions may have a significant effect on the amount of distributions made to our shareholders, if any.

        Approximately 35 percent of the fair value of our investment portfolio, as of June 30, 2003, is concentrated in one company, NeuroMetrix, Inc., which is not a tiny technology company.

	We valued our investment in NeuroMetrix, Inc., which is not a tiny technology company, at $5,075,426, which represents 34.96 percent of the fair value of our equity investment portfolio (19.91 percent of the net asset value) at June 30, 2003. Any downturn in the business outlook of NeuroMetrix, Inc., or any failure of the products of NeuroMetrix, Inc. to receive widespread acceptance in the marketplace, would have a significant effect on our specific investment and the overall value of our portfolio.

Approximately 57 percent of the fair value of our investment portfolio, as of June 30, 2003, is invested in tiny technology.

	A significant portion of our current net asset value is composed of investments in short-term government securities and cash. Although all 12 of our portfolio investments added since August 2001 have been in tiny technology companies, and although thirteen of the companies in our current equity investment portfolio are considered tiny technology companies, only 56.99 percent of the fair value of our equity investment portfolio (32.45 percent of the net asset value) at June 30, 2003, is invested in tiny technology companies, which may limit our ability to achieve our investment objective and our mission.

We are dependent upon key management personnel for future success.

	We are dependent for the selection, structuring, closing and monitoring of our investments on the diligence and skill of our senior management and other key advisers. We utilize lawyers and outside consultants, including two of our directors, Dr. Kelly S. Kirkpatrick and Lori D. Pressman, to assist us in conducting due diligence when evaluating potential investments. There is generally no publicly available information about the companies in which we invest, and we rely significantly on the diligence of our employees and advisers to obtain information in connection with our investment decisions.
Our future success to a significant extent depends on the continued service and coordination of our senior management team, and particularly depends on our Chairman and Chief Executive Officer, Charles E. Harris. The departure of any of our executive officers, key employees or advisers could materially adversely affect our ability to implement our business strategy. We do not maintain for our benefit any key man life insurance on any of our officers or employees.

We will need to hire additional employees as the size of our portfolio increases.

	We anticipate that it will be necessary for us to add investment professionals with expertise in tiny technology to accommodate the increasing size of our portfolio. We may need to provide additional scientific, business or investment training for our hires. There is competition for highly qualified personnel and we may not be successful in our efforts to recruit and retain highly qualified personnel.

The market for venture capital investments, including tiny technology investments, is highly competitive.

	We face substantial competition in our investing activities from many competitors, including but not limited to private venture capital funds, investment affiliates of large industrial, technology, service and financial companies, small business investment companies, wealthy individuals and foreign investors. Our most significant competitors typically have significantly greater financial resources than we do. Many sources of funding compete for a small number of attractive investment opportunities. Hence, we face substantial competition in sourcing good investment opportunities on terms of investment that are commercially attractive.

In addition to the difficulty of finding attractive investment opportunities, our status as a regulated business development company may hinder our ability to participate in investment opportunities or to protect the value of existing investments.

	We are required to disclose on a quarterly basis the name and business description of our portfolio companies and the value of any portfolio securities. Most of our competitors are not subject to these disclosure requirements. Our obligation to disclose this information could hinder our ability to invest in some portfolio companies. Additionally, other current and future regulations may make us less attractive as a potential investor than a competitor not subject to the same regulations.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

	Following an initial investment in portfolio companies, we may make additional investments in the portfolio companies as "follow-on" investments, in order to: (1) increase or maintain in whole or in part our ownership percentage; (2) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or (3) attempt to preserve or enhance the value of our investment. Recently, "pay to play" provisions have become common in venture capital transactions. These provisions require proportionate investment in subsequent rounds of financing in order to preserve preferred rights such as anti-dilution protection or to prevent preferred shares from being converted to common shares.

	We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. We have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation, or may cause us to lose some or all preferred rights pursuant to "pay to play" provisions. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities or because we are inhibited by compliance with business development company requirements or the desire to maintain our RIC tax status.

Our issuance of debt securities to fund investments in portfolio companies or to fund our operating expenses could make our total return to common shareholders more volatile. These securities could include fixed-maturity instruments paying interest or dividend-paying preferred stock.

	Our use of debt as a source of capital would entail two primary risks. The first risk is that the use of debt leverages our available equity capital, magnifying the impact on net asset value of changes in the value of our investment portfolio. For example, a business development company that uses 33 percent leverage (that is, $50 of leverage per $100 of common equity) will show a 1.5 percent increase or decline in net asset value for each 1 percent increase or decline in the value of its total assets. The second risk is that the cost of debt financing may exceed the return on the assets it is used to acquire, thereby diminishing rather than enhancing the return to common shareholders. If we were to utilize debt financing for any purpose, these two risks would likely make our total return to common shareholders more volatile. In addition, we might be required to sell investments in order to meet dividend or interest payments when it may be disadvantageous for us to do so.

	As provided in the 1940 Act and subject to some exceptions, we can issue debt or preferred stock so long as our total assets immediately after the issuance, less some ordinary course liabilities, exceed 200 percent of the sum of the debt and any preferred stock outstanding. The debt or preferred stock may be convertible in accordance with SEC guidelines, which may permit us to obtain leverage at more attractive rates. The requirement under the 1940 Act to pay in full dividends on preferred shares or interest on debt before any dividends may be paid on the common shares means that dividends on the common shares from earnings may be reduced or eliminated. An inability to pay dividends on the common shares could conceivably result in our ceasing to qualify as a RIC under the Code, which would be materially adverse to the holders of the common shares.

	The class voting rights of preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the board and/or the holders of common stock, such as a merger, exchange of securities, liquidation or alteration of the rights of a class of our securities if these actions were perceived by the holders of the preferred shares as not in their best interests.

	The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of the common shares upon conversion. This income dilution would occur if we could, from the investments made with the proceeds of the preferred shares, earn an amount per common share issuable upon conversion greater than the dividend required to be paid on the amount of preferred stock convertible into one share of common stock. Net asset value dilution would occur if preferred shares were converted at a time when the net asset value per common share was greater than the conversion price.

Loss of status as a RIC would reduce our net asset value and distributable income.

	We currently qualify as a regulated investment company, or RIC, under the Code. As a RIC, we do not have to pay Federal income taxes on our income (including realized gains) that is distributed to our shareholders. Accordingly, we are not permitted under accounting rules to establish reserves for taxes on our unrealized capital gains. If we failed to qualify for RIC status, we would have to establish reserves for taxes, which would reduce our net asset value, net of a reduction in the reserve for employee profit sharing, accordingly. To the extent that we, as a RIC, were to decide to make a deemed distribution of net realized capital gains and were to retain the net realized capital gains, we would have to establish appropriate reserves for taxes upon making that decision.

Investing in our shares of common stock may be inappropriate for the investor's risk tolerance.

	Our investment objective and strategies result in a high degree of risk in our investments and may result in losses in the value of our investment portfolio. Our investments in portfolio companies are highly speculative and, therefore, an investor in our shares of common stock may lose his or her entire investment.

We operate in a regulated environment.

	We are subject to substantive SEC regulations as a business development company. Securities and tax laws and regulations governing our activities may change in ways adverse to our and our shareholders' interests, and interpretations of these laws and regulations may change with unpredictable consequences. Any change in the laws or regulations that govern our business could have an adverse impact on us or on our operations. Also, as business and financial practices continue to evolve, they may render the regulations under which we operate less appropriate and more burdensome than they were when originally imposed.

Quarterly results fluctuate and are not indicative of future quarterly performance.

	Our quarterly operating results fluctuate as a result of a number of factors. These factors include, among others, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we and our portfolio companies encounter competition in our markets and general economic and capital markets conditions. As a result of these factors, results for any one quarter should not be relied upon as being indicative of performance in future quarters.

We may be obligated to pay substantial amounts under our profit sharing plan.


	Our employee profit-sharing plan requires us to distribute to our officers and employees 20 percent of our net after-tax realized income as reflected on our consolidated statements of operations for that year, less the non-qualifying gain, if any. These distributions may have a significant effect on the amount of distributions made to our shareholders, if any.

To the extent that we distribute income instead of electing to retain after-tax realized capital gains, our need for additional capital to fund our investments and operating expenses will be greater.

	We will continue to need capital to fund investments and to pay for operating expenses. As a RIC, the Company annually must distribute at least 90 percent of its investment company taxable income as a dividend and may either distribute or retain its realized net capital gains from investments. As a result, such earnings may not be available to fund investments. If we fail to generate net realized capital gains or to obtain funds from outside sources, it would have a material adverse effect on our financial condition and results as well as our ability to make follow-on and new investments. In addition, as a business development company, we are generally required to maintain a ratio of at least 200 percent of total assets to total borrowings, which may restrict our ability to borrow.

Investment in foreign securities could result in additional risks.

	We currently have no investments in foreign securities. If we invest in securities of foreign issuers, we may be subject to risks not usually associated with owning securities of U.S. issuers. These risks can include fluctuations in foreign currencies, foreign currency exchange controls, social, political and economic instability, differences in securities regulation and trading, expropriation or nationalization of assets, and foreign taxation issues. In addition, changes in government administrations or economic or monetary policies in the United States or abroad could result in appreciation or depreciation of our securities and could favorably or unfavorably affect our operations. It may also be more difficult to obtain and enforce a judgment against a foreign issuer. Any foreign investments made by us must be made in compliance with U.S. and foreign currency restrictions and tax laws restricting the amounts and types of foreign investments.

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

	While the Company invests in short-term money market and U.S. Government and Agency Obligations and draws down on the asset line of credit, the Company does not consider a change in interest rates to result in significant risks.

Item 4.  Controls and Procedures

	As of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer during such period concluded that the Company's disclosure controls and procedures are effective in timely alerting them of any material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

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

	On May 5, 2003, the Company held its Annual Meeting of Shareholders for the following purposes: (1) to elect directors of the Company; (2) to ratify, confirm and approve the Audit Committee's selection of PricewaterhouseCoopers LLP as the Company's independent accountant for its fiscal year ending
December 31, 2003; and (3) to approve a proposal to authorize the Company to offer long-term rights to purchase shares of the Company's common stock. At the close of business on the record date (March 26, 2003), an aggregate of 11,498,845 shares of common stock were issued and outstanding.

	All of the nominees at the May 5, 2003 Annual Meeting were elected directors:

         Nominees          	       For          Withheld
         --------                  -----------    ------------
         Dr. C. Wayne Bardin        10,979,467       124,411
         Dr. Phillip A. Bauman      10,981,641       122,237
         G. Morgan Browne           10,980,277       123,601
         Dugald A. Fletcher         10,977,806       126,072
         Charles E. Harris          10,980,987       122,891
         Dr. Kelly S. Kirkpatrick   10,982,471       121,407
         Glenn E. Mayer             10,977,375       126,503
         Lori D. Pressman           10,981,970       121,908
         Charles E. Ramsey          10,981,721       122,157
         James E. Roberts           10,979,471       124,407

	With respect to proposal number two, described as a proposal "to ratify, confirm and approve the Audit Committee's selection of PricewaterhouseCoopers LLP" as the Company's independent accountant for its fiscal year ending December 31, 2003, the affirmative votes cast were 10,990,137, the negative votes cast were 23,603 and those abstaining were 90,138.

	With respect to proposal number three, described as a proposal "to authorize the Company to offer long-term rights to purchase shares of the Company's common stock at an exercise price that, at the time such rights are issued, will not be less than the greater of the market value of the Company's common stock or the net asset value of the Company's common stock.
 Such rights may be part of or accompanied by other securities of the Company (such as convertible preferred stock or convertible debt)." The affirmative votes cast were 4,652,997 , the negative votes cast were 194,926 and those abstaining were 94,462.

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

(a)  Exhibits
     --------

     10.1* Harris & Harris Group, Inc. Executive Mandatory Retirement Benefit Plan.

     10.2*  Amendment No. 1 to Deferred Compensation Agreement.

     11.0*  Computation of per share earnings.  See Consolidated
            Statements of Operations.

     31.01* Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.02* Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.01* Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.02* Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  Reports on Form 8-K filed during the quarter ended June 30, 2003
     ----------------------------------------------------------------

     The Company filed a report on Form 8-K on May 8, 2003, concerning NAV at March 31, 2003.

_____________
*filed herewith

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on behalf of the Registrant and as its chief accounting officer.


                              Harris & Harris Group, Inc.

                             /s/ Helene B. Shavin
                             ---------------------
                             By: Helene B. Shavin,
                                 Vice President and Controller


Date: August 14, 2003

