Form 10-Q
period 2003-09-30
HARRIS & HARRIS GROUP INC /NY/
filed 2003-11-06
CIK 893739

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C.  20549

                             Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

       For quarterly period ended September 30, 2003

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to ________

               Commission File Number: 0-11576

                   HARRIS & HARRIS GROUP, INC.
---------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

New York                                            13-3119827
---------------------------------------------------------------
(State or other jurisdiction of	                 (IRS Employer
 incorporation or organization)            Identification No.)


111 West 57th Street, New York, New York	       10019
---------------------------------------------------------------
(Address of Principal Executive Offices)            (Zip Code)


                            (212) 582-0900
----------------------------------------------------------------
      (Registrant's telephone number, including area code)


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

	Class                   Outstanding at October 31, 2003
-----------------------------------------------------------------
Common Stock, $0.01                      11,498,845 shares
par value per share




                      Harris & Harris Group, Inc.
                     Form 10-Q, September 30, 2003

                                                       Page Number
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial  Statements.............      1

Consolidated Statements of Assets and Liabilities......      2

Consolidated Statements of Operations..................      3

Consolidated Statements of Cash Flows..................      4

Consolidated Statements of Changes in Net Assets.......      5

Consolidated Schedule of Investments...................      6

Notes to Consolidated Financial Statements.............     13

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations..........     22

Background and Overview................................     22

Results of Operations..................................     24

Financial Condition....................................     26

Liquidity and Capital Resources........................     27

Risk Factors...........................................     29

Item 3.  Quantitative and Qualitative Disclosures
About Market Risk......................................     36

Item 4.  Controls and Procedures.......................     37

PART II  OTHER INFORMATION

Item 1.	Legal Proceedings..............................     38
Item 2.	Changes in Securities and Use of Proceeds......     38
Item 3.	Defaults Upon Senior Securities................     38
Item 4.	Submission of Matters to a Vote of Security
        Holders........................................     38
Item 5.	Other Information..............................     38
Item 6.	Exhibits and Reports on Form 8-K...............     38

Signature..............................................     39







PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

     The information furnished in the accompanying consolidated financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim period presented.

     Harris & Harris Group, Inc. (the "Company," "us," "our" and "we") is an internally managed, closed-end investment company that has elected to be treated as a business development company under the Investment Company Act of 1940. Certain information and disclosures normally included in the consolidated financial statements in accordance with Generally Accepted Accounting Principles have been condensed or omitted as permitted by Regulation S-X and Regulation S-K. It is suggested that the accompanying consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002, contained in our 2002 Annual Report.

     On September 25, 1997, our Board of Directors approved a proposal to seek qualification of us as a Regulated Investment Company ("RIC") under Sub-Chapter M of the Internal Revenue Code (the "Code"). At that time, we were taxable under Sub-Chapter C of the Code (a "C Corporation"). In order to qualify as a RIC, we must, in general (1) annually derive at least 90 percent of our gross income from dividends, interest, gains from the sale of securities and similar sources; (2) quarterly meet certain investment diversification requirements; and (3) annually distribute at least 90 percent of our investment company taxable income as a dividend. In addition to the requirement that we must annually distribute at least 90 percent of our investment company taxable income, we may either distribute or retain our taxable net capital gains from investments, but any net capital gains not distributed could be subject to corporate level tax. Further, we could be subject to a four percent excise tax to the extent we fail to distribute at least 98 percent of our annual taxable income and would be subject to income tax to the extent we fail to distribute 100 percent of our investment company taxable income.

     Because of the specialized nature of our investment portfolio, we could satisfy the diversification requirements under Sub-Chapter M of the Code only if we received a certification from the Securities and Exchange Commission ("SEC") that we are "principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available."

     On April 2, 2003, we received SEC certification for 2002, permitting us to qualify for RIC treatment for 2002 (as we had for 1999-2001). Although the SEC certification for 2002 was issued, there can be no assurance that we will qualify for or receive such certification for subsequent years (to the extent we need additional certification as a result of changes in our portfolio) or that we will actually qualify for Sub-Chapter M treatment in subsequent years. In addition, under certain circumstances, even if we qualified for Sub-Chapter M treatment in a given year, we might take action in a subsequent year to ensure that we would be taxed in that subsequent year as a C Corporation, rather than as a RIC.

         CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	                       ASSETS
                                   September 30, 2003   December 31, 2002
                                           (Unaudited)          (Audited)

Investments, at value (Cost:
  $35,510,134 at 9/30/03, $30,206,935
  at 12/31/02)...........................  $32,632,851        $27,486,822
Cash and cash equivalents................      239,605          5,967,356
Restricted funds (Note 5)................    1,099,051            756,944
Funds in escrow..........................            0            750,000
Receivable from portfolio company........            0            786,492
Interest receivable......................          342                189
Income tax receivable....................       83,595                  0
Prepaid expenses.........................       23,939             96,631
Other assets.............................      312,649            107,535
                                           -----------        -----------
Total assets.............................  $34,392,032        $35,951,969
                                           ===========        ===========

                           LIABILITIES & NET ASSETS

Accounts payable and accrued liabilities.  $ 1,846,053        $ 1,451,568
Payable to broker for unsettled trade....            0          5,696,725
Bank loan payable (Note 8)...............    7,609,500                  0
Accrued profit sharing (Note 3)..........            0             15,233
Deferred rent............................       41,223              5,397
Current income tax liability.............            0            857,656
Deferred income tax liability (Note 6)...      669,344            669,344
                                           -----------        -----------
Total liabilities........................   10,166,120          8,695,923
                                           -----------        -----------
Commitments and contingencies (Note 7)

Net assets...............................  $24,225,912        $27,256,046
                                           ===========        ===========

Net assets are comprised of:
Preferred stock, $0.10 par value,
  2,000,000 shares authorized; none
  issued.................................  $         0        $         0

Common stock, $0.01 par value,
  25,000,000 shares authorized;
  13,327,585 issued at 9/30/03 and
  12/31/02...............................      133,276            133,276
Additional paid in capital (Note 4)......   32,845,872         32,845,872
Additional paid in capital - common
  stock warrants.........................      109,641            109,641
Accumulated net realized gain............   (1,735,144)         1,137,820
Accumulated unrealized depreciation of
  investments, net of deferred tax
  liability of $844,918 at 9/30/03
  and 12/31/02...........................   (3,722,202)        (3,565,032)
Treasury stock, at cost (1,828,740
  shares at 9/30/03 and 12/31/02)........   (3,405,531)        (3,405,531)
                                           -----------        -----------
Net assets...............................  $24,225,912        $27,256,046
                                           ===========        ===========
Shares outstanding.......................   11,498,845         11,498,845
                                           ===========        ===========
Net asset value per outstanding share....  $      2.11        $      2.37
                                           ===========        ===========


           The accompanying notes are an integral part of these consolidated financial statements.

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)


                                 Three Months Ended                Nine Months Ended
                          Sept. 30, 2003   Sept. 30, 2002   Sept. 30, 2003   Sept. 30, 2002
Investment income:
 Interest from fixed-
  income securities........  $    25,910      $    46,508      $   104,165      $   140,779
 Other income..............        4,702           30,905           41,687           56,464
                             -----------      -----------      -----------      -----------
   Total investment income.       30,612           77,413          145,852          197,243

Expenses:
 Profit-sharing accrual
  (reversal) (Note 3)......            0             (520)               0          248,765
 Salaries and benefits.....      360,116          259,974        1,084,015          779,939
 Administration and
  operations...............       85,536           85,511          324,238          310,579
 Professional fees.........       59,277          120,903          276,571          264,564
 Rent......................       49,885           43,040          169,203          129,620
 Directors' fees and
  expenses.................       31,250           38,207          121,295          115,385
 Depreciation..............       11,408            8,176           31,538           20,861
 Bank custody fees.........        1,499            1,555            5,908            7,138
 Interest expense..........        3,987                0           16,879           10,776
                             -----------      -----------      -----------      -----------
   Total expenses..........      602,958          556,846        2,029,647        1,887,627
                             -----------      -----------      -----------      -----------

 Operating loss before
  income taxes.............     (572,346)        (479,433)      (1,883,795)      (1,690,384)
 Income tax provision
  (Note 6).................            0                0                0                0
                             -----------      -----------      -----------      -----------
Net operating loss.........     (572,346)        (479,433)      (1,883,795)      (1,690,384)

Net realized (loss) gain
on investments:
 Realized (loss) gain on
  investments..............   (1,003,919)         252,750         (975,347)       1,052,110
                             -----------      -----------      -----------      -----------
   Total realized (loss)
    gain...................   (1,003,919)         252,750         (975,347)       1,052,110
 Income tax benefit
  (provision) (Note 6).....        3,500         (141,800)         (13,822)        (128,936)
                             -----------      -----------      -----------      -----------
 Net realized (loss) gain
  on investments...........   (1,000,419)         110,950         (989,169)         923,174
                             -----------      -----------      -----------      -----------
Net realized loss..........   (1,572,765)        (368,483)      (2,872,964)        (767,210)

Net increase (decrease) in
unrealized appreciation on
investments:
 Increase as a result of
  investment sales.........    1,000,001          360,250        1,000,001          713,471
 Decrease as a result of
  investment sales.........            0                0          (18,031)               0
 Increase on investments
  held.....................       67,982        2,347,172          757,841        2,392,249
 Decrease on investments
  held.....................     (765,516)      (2,335,247)      (1,896,981)      (2,937,463)
                             -----------      -----------      -----------      -----------
   Net change in unrealized
    appreciation on
    investments............      302,467          372,175         (157,170)         168,257
 Income tax benefit
  (Note 6).................            0          657,296                0          657,296
                             -----------      -----------      -----------      -----------
 Net increase (decrease) in
  unrealized appreciation
  on investments...........      302,467        1,029,471         (157,170)         825,553
                             -----------      -----------      -----------      -----------
Net (decrease) increase in
net assets resulting from
operations:

 Total.....................  $(1,270,298)     $   660,988      $(3,030,134)     $    58,343
                             ===========      ===========      ===========      ===========
 Per outstanding share.....  $      (.11)     $       .06      $      (.26)     $       .01
                             ===========      ===========      ===========      ===========


                         The accompanying notes are an integral part of
                            these consolidated financial statements.

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                Nine Months Ended     Nine Months Ended
                                                   Sept. 30, 2003        Sept. 30, 2002
Cash flows from operating activities:
Net (decrease) in net assets resulting
 from operations...............................      $(3,030,134)          $     58,343
Adjustments to reconcile net decrease
in net assets resulting from operations
to net cash used in operating activities:
  Realized and unrealized (loss) gain on
   investments.................................        1,132,517             (1,220,367)
  Depreciation.................................           31,538                 20,982

Changes in assets and liabilities:
 Restricted funds..............................         (342,107)              (263,626)
 Receivable from portfolio company.............          786,492                      0
 Funds in escrow...............................          750,000                      0
 Interest receivable...........................             (153)                    (8)
 Income tax receivable.........................          (83,595)                     0
 Note receivable...............................                0                 10,487
 Prepaid expenses..............................           72,692                 (5,754)
 Other assets..................................          (40,927)                 4,951
 Accounts payable and accrued liabilities......          394,485                468,250
 Payable to broker for unsettled trade.........       (5,696,725)                     0
 Accrued profit sharing........................          (15,233)               248,765
 Current income tax liability..................         (857,656)              (178,697)
 Deferred income tax liability.................                0               (657,296)
 Deferred rent.................................           35,826                 (6,940)
                                                     -----------           ------------
 Net cash used in operating activities.........       (6,862,980)            (1,520,910)

Cash flows from investing activities:
 Net (purchase) sale of short-term investments
  and marketable securities....................       (2,975,719)            13,184,105
 Proceeds from investments.....................           26,791              1,140,191
 Investment in private placements and loans....       (3,331,118)            (5,675,000)
 Purchase of fixed assets......................         (195,725)               (27,810)
                                                     -----------            -----------
 Net cash (used in) provided by investing
  activities...................................       (6,475,771)             8,621,486

Cash flows from financing activities:
 Proceeds from note payable....................        7,609,500                      0
 Payment of note payable.......................                0            (12,495,777)
 Proceeds from rights offering, net............                0              5,665,970
 Collection on notes receivable................            1,500                  6,500
                                                     -----------           ------------
 Net cash provided by (used in) financing
  activities...................................        7,611,000             (6,823,307)
                                                     -----------           ------------

Net increase (decrease) in cash and cash
equivalents:
 Cash and cash equivalents at beginning
  of the period................................        5,967,356                135,135
 Cash and cash equivalents at end of
  the period...................................          239,605                412,404
                                                     -----------           ------------
 Net increase (decrease) in cash and
  cash equivalents.............................     $(5,727,751)           $    277,269
                                                    ===========            ============

Supplemental disclosures of cash flow information:
 Income taxes paid.............................     $   575,100            $    307,585
 Interest paid.................................     $    15,441            $     19,106


                        The accompanying notes are an integral part of these consolidated financial statements.

                          CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                          (Unaudited)


                                 Three Months Ended                Nine Months Ended
                          Sept. 30, 2003   Sept. 30, 2002   Sept. 30, 2003   Sept. 30, 2002

Changes in net assets
from operations:
 Net operating loss.......   $  (572,346)     $  (479,433)     $(1,883,795)     $(1,690,384)
 Net realized (loss)
  gain on investments.....    (1,000,419)         110,950         (989,169)         923,174
 Net increase in
  unrealized appreciation
  on investments as a
  result of sales.........     1,000,001          360,250          981,970          713,471
 Net (decrease) increase
  in unrealized
  appreciation on
  investments held........      (697,534)         669,221       (1,139,140)         112,082
                             -----------      -----------      -----------      -----------
 Net (decrease) increase
  in net assets resulting
  from operations.........    (1,270,298)         660,988       (3,030,134)          58,343

Changes in net assets from
capital stock transactions:
 Proceeds from sale of
  common stock............             0           26,346                0           26,346
 Additional paid in
  capital on common
  stock issued............             0        5,639,624                0        5,639,624
                             -----------       ----------      -----------       ----------
 Net increase in net
  assets resulting from
  capital stock
  transactions............             0        5,665,970                0        5,665,970
                             -----------      -----------      -----------      -----------

Net (decrease) increase
in net assets.............    (1,270,298)       6,326,958       (3,030,134)       5,724,313

Net assets:

 Beginning of the period..    25,496,210       23,732,125       27,256,046       24,334,770
                             -----------      -----------      -----------      -----------
 End of the period........   $24,225,912      $30,059,083      $24,225,912      $30,059,083
                             ===========      ===========      ===========      ===========


                          The accompanying notes are an integral part of
                             these consolidated financial statements.

                       CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2003
                                            (Unaudited)

                                                  Method of      Shares/
                                               Valuation (3)    Principal      Value

Investments in Unaffiliated Companies (8)(9)(10)
-- 11.9% of total investments

Private Placement Portfolio (Illiquid) -- 11.9% of total investments

AlphaSimplex Group, LLC (2)(12) -- Investment
  advisory firm headed by Dr. Andrew W. Lo,
  holder of the Harris & Harris Group Chair
  at MIT
  Limited Liability Company interest................(B)           --        $  112,500

Continuum Photonics, Inc. (1)(2)(6) --
  Develops optical networking components
  by merging cutting-edge materials, MEMS and
  electronics technologies -- 3.73% of fully
  diluted equity
  Series B Convertible Preferred Stock..............(D)       2,000,000              0

Exponential Business Development Company
  (1)(2)(5)(12) -- Venture capital partnership
  focused on early stage companies
  Limited Partnership interest......................(A)           --            25,000

Heartware, Inc. (1)(2)(6)(15) -- Develops
  ventricular assist  devices -- 0% percent
  of fully diluted equity
  Series A-2 Non-Voting Preferred Stock.............(D)          47,620              0

NanoGram Corporation (1)(2)(4)(5)(6)(13) --
  Develops a broad suite of intellectual
  property utilizing nanotechnology -- 1.81%
  of fully diluted equity
  Series 1 Convertible Preferred Stock..............(A)          63,210         21,672

NanoOpto Corporation (1)(2)(6) -- Develops
  high performance, integrated optical
  communications sub-components on a chip by
  utilizing patented nano-manufacturing technology
  -- 2.30% of fully diluted equity
  Series A-1 Convertible Preferred Stock............(B)         267,857
  Series B Convertible Preferred Stock..............(B)         146,921       110,067

Nanosys, Inc. (1)(2)(4)(5)(6) -- Develops
  nanotechnology-enabled systems incorporating
  novel and patent-protected zero and one-
  dimensional nanometer-scale materials --
  1.68% of fully diluted equity
  Series C Convertible Preferred Stock..............(A)         803,428     1,500,000

Nantero, Inc. (1)(2)(6) -- Develops a high
  density nonvolatile random access memory
  chip using nanotechnology -- 3.35% of fully
  diluted equity
  Series A Convertible Preferred Stock..............(B)         345,070
  Series B Convertible Preferred Stock..............(B)         207,051       861,309

NeoPhotonics Corporation (1)(2)(6)(13)(14) --
  Develops and manufactures planar optical
  devices and components using nanomaterials
  deposition technology -- 1.54% of fully
  diluted equity
  Series D Convertible Preferred Stock..............(D)       1,498,802         7,865

Optiva, Inc. (1)(2)(5)(6) -- Develops and
  commercializes nanomaterials for advanced
  applications -- 1.96% of fully diluted equity
  Series C Convertible Preferred Stock..............(B)       1,249,999     1,250,000
                                                                           ----------
Total Private Placement Portfolio (cost: $6,215,542).......................$3,888,413
                                                                           ----------
Total Investments in Unaffiliated Companies (cost: $6,215,542).............$3,888,413
                                                                           ----------

                    The accompanying notes are an integral part of
                             this consolidated schedule.

                CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2003
                                       (Unaudited)

                                                  Method of      Shares/
                                               Valuation (3)    Principal      Value

Investments in Non-Controlled Affiliated
Companies (8)(9)(11) -- 31.6% of total
investments

Private Placement Portfolio (Illiquid)
-- 31.6% of total investments

Agile Materials & Technologies, Inc.
  (1)(2)(6) -- Develops and sells
  variable integrated passive electronic
  equipment components -- 8.15% of fully
  diluted equity
  Series A Convertible Preferred Stock...............(D)       3,732,736     $  500,000

Chlorogen, Inc. (1)(2)(4)(5)(6) --
  Develops patented chloroplast technology
  to produce plant-made proteins -- 7.22%
  of fully diluted equity
  Series A Convertible Preferred Stock...............(A)       3,000,000        525,900

Experion Systems, Inc. (1)(2)(5)(7) --
  Develops and sells software to credit
  unions -- 12.44% of fully diluted equity
  Series A Convertible Preferred Stock...............(B)         294,118
  Series B Convertible Preferred Stock...............(B)          35,294
  Series C Convertible Preferred Stock...............(B)         222,184     1,037,000

NanoGram Devices Corporation (1)(2)(4)(5)(6)(14)
  -- Develops power components for biomedical
  applications by utilizing a patented nanomaterial
  synthesis process -- 5.02% of fully diluted equity
  Series A-1 Convertible Preferred Stock.............(A)          63,210
  Series A-2 Convertible Preferred Stock.............(A)         750,000       813,210

Nanopharma Corp. (1)(2)(5)(6) -- Develops
  advanced nanoscopic drug delivery vehicles
  and systems -- 14.69% of fully diluted equity
  Series A Convertible Preferred Stock...............(D)         684,516       350,000

Nanotechnologies, Inc. (1)(2)(5)(6) -- Develops
  high-performance nanoscale materials for
  industry -- 6.48% of fully diluted equity
  Series B Convertible Preferred Stock...............(B)       1,538,837
  Series C Convertible Preferred Stock...............(B)         235,720     1,277,681

NeuroMetrix, Inc. (1)(2)(5) -- Develops and
  sells medical devices for monitoring
  neuromuscular disorders -- 12.10% of fully
  diluted equity
  Series A Convertible Preferred Stock...............(B)        875,000
  Series B Convertible Preferred Stock...............(B)        625,000
  Series C-2 Convertible Preferred Stock.............(B)      1,148,100
  Series E Convertible Preferred Stock...............(B)        499,996
  Series E-1 Convertible Preferred Stock.............(B)        235,521     5,075,426

Questech Corporation (1)(2)(5) --
  Manufactures and markets proprietary
  metal decorative tiles -- 6.68% of fully
  diluted equity
  Common Stock.......................................(B)        646,954
  Warrants at $5.00 expiring 10/25/04................(B)          1,966
  Warrants at $1.50 expiring 11/16/05................(B)          1,250
  Warrants at $1.50 expiring 08/03/06................(B)          8,500
  Warrants at $1.50 expiring 11/21/07................(B)          3,750       724,588
                                                                          -----------
Total Private Placement Portfolio (cost: $10,868,128).....................$10,303,805
                                                                          -----------
Total Investments in Non-Controlled Affiliated Companies
(cost: $10,868,128).......................................................$10,303,805
                                                                          -----------

                    The accompanying notes are an integral part
                           of this consolidated schedule.

               CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2003
                                      (Unaudited)

                                                  Method of      Shares/
                                               Valuation (3)    Principal      Value

U.S. Government and Agency Obligations --
56.5% of total investments

  U.S. Treasury Bills -- due date 10/09/03...........(J)      $4,264,000    $ 4,263,275
  U.S. Treasury Bills -- due date 10/16/03...........(J)       1,000,000        999,660
  U.S. Treasury Bills -- due date 10/23/03...........(J)         831,000        830,576
  U.S. Treasury Bills -- due date 11/13/03...........(J)       1,330,000      1,328,604
  U.S. Treasury Bills -- due date 11/20/03...........(J)       1,800,000      1,797,786
  U.S. Treasury Bills -- due date 12/18/03...........(J)       1,600,000      1,596,944
  U.S. Treasury Notes -- due date 09/30/05...........(H)       7,600,000      7,623,788
                                                                            -----------
Total Investments in U.S. Government (cost: $18,426,464)....................$18,440,633
                                                                            -----------
Total Investments -- 100% (cost: $35,510,134)...............................$32,632,851
                                                                            ===========

               The accompanying notes are an integral part of this
                            consolidated schedule.

  CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2003
                           (Unaudited)

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

(5) No changes in valuation occurred in these investments during the three months ended September 30, 2003.

(6) These investments are development stage companies. A development stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations or it has commenced such operations but has not realized significant revenue from them.

(7)  Previously named MyPersonalAdvocate.com, Inc.

(8) Investments in unaffiliated companies consist of investments in which we own less than five percent of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own more than five percent but less than 25 percent of the portfolio company. Investments in controlled affiliated companies consist of investments in which we own more than 25 percent of the portfolio company.

(9) The percentage ownership of each portfolio company disclosed in the Consolidated Schedule of Investments expresses the potential equity interest in each such portfolio company. The calculated percentage represents the amount of the issuer's equity securities we own or can acquire as a percentage of the issuer's total outstanding equity securities plus equity securities reserved for issued and outstanding warrants, convertible securities and all authorized stock options, both granted and ungranted.

(10) The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $6,215,542. The gross unrealized appreciation based on the tax cost for these securities is $157,557. The gross unrealized depreciation based on the tax cost for these securities is $2,484,686.

(11) The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $10,868,128. The gross unrealized appreciation based on the tax cost for these securities is $2,772,007. The gross unrealized depreciation based on the tax cost for these securities is $3,336,330.

(12) Non-registered investment company.

(13) On April 30, 2003, NeoPhotonics Corporation distributed its shares in NanoGram Corporation to shareholders of record on November 14, 2002. We received 63,210 shares of Series 1
     Preferred Stock.

(14) On April 30, 2003, NeoPhotonics Corporation distributed its shares in NanoGram Devices Corporation to shareholders of record on November 14, 2002. We received 63,210 shares of Series A-1 Convertible Preferred Stock.

(15) On July 10, 2003, we received 47,620 shares of Series A-2 Non-Voting Preferred stock of Heartware, Inc., a new company formed to acquire the assets and assume certain liabilities of Kriton Medical, Inc. as part of Kriton's bankruptcy.

            The accompanying notes are an integral part of
                    this consolidated schedule.

             FOOTNOTE TO CONSOLIDATED SCHEDULE OF INVESTMENTS

ASSET VALUATION POLICY GUIDELINES

    Our investments can be classified into five broad categories for valuation purposes:

       1)  EQUITY-RELATED SECURITIES

       2)  INVESTMENTS IN INTELLECTUAL PROPERTY OR PATENTS OR
           RESEARCH AND DEVELOPMENT IN TECHNOLOGY OR PRODUCT
           DEVELOPMENT

       3)  LONG-TERM FIXED-INCOME SECURITIES

       4)  SHORT-TERM FIXED-INCOME INVESTMENTS

       5)  ALL OTHER INVESTMENTS

     The Investment Company Act of 1940 (the "1940 Act") requires periodic valuation of each investment in our portfolio to determine net asset value. Under the 1940 Act, unrestricted securities with readily available market quotations are to be valued at the current market value; all other assets must be valued at "fair value" as determined in good faith by or under the direction of the Board of Directors.

     Our Board of Directors is responsible for (1) determining overall valuation guidelines and (2) ensuring the valuation of investments within the prescribed guidelines.

     Our Valuation Committee, comprised of at least three or more independent Board members, is responsible for reviewing and approving the valuation of our assets within the guidelines established by the Board of Directors.

     Fair value is generally defined as the amount that an investment could be sold for in an orderly disposition over a reasonable time. Generally, to increase objectivity in valuing our assets, external measures of value, such as public markets or third-party transactions, are utilized whenever possible. Valuation is not based on long-term work-out value, nor immediate liquidation value, nor incremental value for potential changes that may take place in the future.

     The values assigned to these investments are based on available information and do not necessarily represent amounts that might ultimately be realized, as such amounts depend on future circumstances and cannot reasonably be determined until the individual investments are actually liquidated.

     Our valuation policy with respect to the five broad investment categories is as follows:

EQUITY-RELATED SECURITIES

     Equity-related securities are carried at value using one or more of the following basic methods of valuation:

	A. Cost: The cost method is based on our original cost. This method is generally used in the early stages of a company's development until significant positive or negative events occur subsequent to the date of the original investment that dictate a change to another valuation method. Some examples of such events are: (1) a major recapitalization; (2) a major refinancing; (3) a significant third-party transaction; (4) the development of a meaningful public market for the company's common stock; and (5) significant positive or negative changes in the company's business.

	B. Private Market: The private market method uses actual third-party transactions in the company's securities as a basis for valuation, using actual, executed, historical transactions in the company's securities by responsible third parties. The private market method may also use, where applicable, unconditional firm offers by responsible third parties as a basis for valuation.

	C.  Public Market:   The public market method is used when
there is an established public market for the class of the company's securities held by us. We discount market value for securities that are subject to significant legal and contractual restrictions. Other securities, for which market quotations are readily available, are carried at market value as of the time of valuation.

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

	D. Analytical Method: The analytical method is generally used to value an investment position when there is no established public or private market in the company's securities or when the factual information available to us dictates that an investment should no longer be valued under either the cost or private market method. This valuation method is inherently imprecise and ultimately the result of reconciling the judgments of our Valuation Committee members, based on the data available to them. The resulting valuation, although stated as a precise number, is necessarily within a range of values that vary depending upon the significance attributed to the various factors being considered. Some of the factors considered may include the financial condition and operating results of the company, the long-term potential of the business of the company, the values of similar securities issued by companies in similar businesses, the proportion of the company's securities we own and the nature of any rights to require the company to register restricted securities under applicable securities laws.

INVESTMENTS IN INTELLECTUAL PROPERTY OR PATENTS OR RESEARCH AND
DEVELOPMENT IN TECHNOLOGY OR PRODUCT DEVELOPMENT

	Such investments are carried at fair value using the following basic methods of valuation:

	E. Cost: The cost method is based on our original cost. Such method is generally used in the early stages of commercializing or developing intellectual property or patents or research and development in technology or product development until significant positive or adverse events occur subsequent to the date of the original investment that dictate a change to another valuation method.

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

	G. Analytical Method: The analytical method is used to value an investment after analysis of the best available outside information where the factual information available to us dictates that an investment should no longer be valued under either the cost or private market method. This valuation method is inherently imprecise and ultimately the result of reconciling the judgments of our Valuation Committee members. The resulting valuation, although stated as a precise number, is necessarily within a range of values that vary depending upon the significance attributed to the various factors being considered. Some of the factors considered may include the results of research and development, product development progress, commercial prospects, term of patent, projected markets, and other subjective factors.

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

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

NOTE 1.  THE COMPANY

     Harris & Harris Group, Inc. (the "Company," "us," "our" and "we") is a venture capital investment company operating as a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act"). A BDC is a specialized type of investment company under the 1940 Act. We operate as an internally managed investment company whereby our officers and employees, under the general supervision of our Board of Directors, conduct our operations.

     We elected to become a BDC on July 26, 1995, after receiving the necessary approvals. From September 30, 1992, until the election of BDC status, we operated as a closed-end, non-diversified investment company under the 1940 Act. Upon commencement of operations as an investment company, we revalued all of our assets and liabilities at fair value as defined in the 1940 Act. Prior to such time, we were registered and filed under the reporting requirements of the Securities and Exchange Act of 1934 as an operating company and, while an operating company, operated directly and through subsidiaries.

     Harris & Harris Enterprises, Inc. ("Enterprises") is a 100 percent wholly owned subsidiary of the Company. Enterprises held the lease for the office space until it expired on July 31, 2003, which it sublet to the Company and an unaffiliated party; is a partner in Harris Partners I, L.P. and is taxed as a C corporation. Harris Partners I, L.P. is a limited partnership and owned, until December 31, 2002, a 20 percent limited partnership interest in PHZ Capital Partners L.P. Currently, Harris Partners I, L.P. owns our interest in AlphaSimplex Group, LLC. The partners of Harris Partners I, L.P. are Enterprises (sole general partner) and Harris & Harris Group, Inc. (sole limited partner).

     We filed for the 1999 tax year to elect treatment as a Regulated Investment Company ("RIC") under Sub-Chapter M of the Internal Revenue Code of 1986 (the "Code") and qualified for the same treatment for 2000-2002. There can be no assurance that we will qualify as a RIC for 2003 and subsequent years or that if we do qualify, we will continue to qualify for subsequent years. In addition, even if we were to qualify as a RIC for a given year, we might take action in a subsequent year to ensure that we would be taxed in that subsequent year as a C Corporation, rather than as a RIC. As a RIC, we must, among other factors, distribute at least 90 percent of our investment company taxable income and may either distribute or retain our realized net capital gains on investments.

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

     Income Taxes. Prior to January 1, 1999, we recorded income taxes using the liability method in accordance with the provision of Statement of Financial Accounting Standards No. 109. Accordingly, deferred tax liabilities had been established to reflect temporary differences between the recognition of income and expenses for financial reporting and tax purposes, the most significant difference of which relates to our unrealized appreciation on investments.

     The September 30, 2003 consolidated financial statements include a provision for deferred taxes on the remaining net built-in gains as of December 31, 1998, net of the unutilized operating and capital loss carryforwards incurred by us through December 31, 1998.

     We pay federal, state and local income taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, which is a C corporation. (See "Note 6. Income Taxes.")

     Estimates by Management. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2003, and December 31, 2002, and the reported amounts of revenues and expenses for the three months ended September 30, 2003, and September 30, 2002. The most significant estimates relate to the fair valuations of investments for the three months ended September 30, 2003, and September 30, 2002. Actual results could differ from these estimates.

NOTE 3. EMPLOYEE PROFIT SHARING PLAN

     As of January 1, 2000, we implemented the Harris & Harris Group, Inc. Employee Profit-Sharing Plan (the "Plan") that provides for profit sharing by our officers and employees equal to 20 percent of our net realized income as reflected on our consolidated statements of operations for such year, less nonqualifying gains, if any.

     Under the Plan, our net realized income includes investment income, realized gains and losses, and operating expenses (including taxes paid or payable by us), but is calculated without regard to dividends paid or distributions made to shareholders, payments under the Plan, unrealized gains and losses, and loss carry-overs from other years ("Qualifying Income"). The portion of net after-tax realized gains attributable to asset values as of September 30, 1997 is considered nonqualifying gain, which reduces Qualifying Income.

     As soon as practicable following the year-end audit, the Compensation Committee (the "Committee") will determine whether, and if so how much, Qualifying Income exists for a plan year, and 90 percent of the Qualifying Income will be paid out to Plan participants pursuant to the distribution percentages set forth in the Plan. The remaining 10 percent will be paid out after we have filed our federal tax return for that year in which Qualifying Income exists.

     As of January 1, 2003, we implemented the Amended and Restated Harris & Harris Group, Inc. Employee Profit-Sharing Plan (the "2002 Plan"). Our shareholders approved the performance goals under the 2002 Plan in accordance with Section 162(m) of the Internal Revenue Code of 1986 ("Code"). The Code generally provides that a public company such as us may not deduct compensation paid to its chief executive officer or to any of its four most highly compensated officers to the extent that the compensation paid to any such officer/employee exceeds $1 million in any tax year, unless the payment is made upon the attainment of objective performance goals that are approved by our shareholders.

     Under the 2002 Plan, our net realized income includes investment income, realized qualifying gains and losses, and operating expenses (including taxes paid or payable by us), but is calculated without regard to dividends paid or loss carry-overs from other years ("Qualifying Income").

     Under the 2002 Plan, awards previously granted to the Plan's then current Participants (Messrs. Harris and Melsheimer and Mss. Shavin and Matthews, herein referred to as the "grandfathered participants") will be reduced by 10% with respect to "Non-Tiny Technology Investments" (as defined in the 2002 Plan) and by 25% with respect to "Tiny Technology Investments" (as defined in the 2002 Plan) and will become permanent. These reduced awards are herein referred to as "grandfathered participations." The amount by which such awards are reduced will be allocable and reallocable each year by the Committee among current and new participants as awards under the 2002 Plan. The grandfathered participations will be honored by us whether or not the grandfathered participant is still employed by us or is still alive (in the event of death, the grandfathered participations will be paid to the grandfathered participant's beneficiary), unless the grandfathered participant is dismissed for cause, in which case all awards, including the grandfathered participations, will be immediately cancelled and forfeited.
With regard to new investments and follow-on investments made after the date on which the first new employee begins participating in the 2002 Plan, both current and new participants will be required to be employed by us at the end of a plan year in order to participate in profit sharing on such investments with respect to such year.

     Notwithstanding any provisions of the 2002 Plan, in no event may the aggregate amount of all awards payable for any Plan Year during which we remain a "business development company" within the meaning of 1940 Act be greater than 20 percent of our "net income after taxes" within the meaning of Section 57(n)(1)(B) of the 1940 Act. In the event the awards as calculated exceed such amount, the awards will be reduced pro rata.

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

     We calculate the profit-sharing accrual at each quarter end based on the realized and unrealized gains at that date, net of operating expenses for the year. Any adjustments to the profit-sharing accrual are then reflected in the Consolidated Statements of Operations for the quarter. The profit-sharing accrual is not paid out until the gains are realized. During the first quarter of 2003, we paid out 90 percent of the 2002 profit sharing in the amount of $13,710. The remaining 10 percent of the 2002 profit sharing, $1,523, was paid out upon the completion and filing of our 2002 federal tax return.

NOTE 4.  CAPITAL TRANSACTIONS

     In 1998, the Board of Directors approved that effective January 1, 1998, 50 percent of all Directors' fees be used to purchase our common stock from us. However, effective March 1, 1999, the Board of Directors approved that Directors may purchase our common stock in the open market, rather than from us.

     Since 1998, we have repurchased a total of 1,859,047 of our shares for a total of $3,496,388, including commissions and expenses, at an average price of $1.88 per share. These treasury shares were reduced by the purchases made by the Directors. On July 23, 2002, because of our strategic decision to invest in tiny technology, the Board of Directors reaffirmed its commitment not to authorize the purchase of additional shares of stock in the foreseeable future.

     On July 8, 2002, we filed a final prospectus under Rule 497 of the Securities Act of 1933 with the SEC for the issuance of transferable rights to our shareholders. The rights allowed the shareholders to subscribe for a maximum of 2,954,743 new shares of our common stock, of which 2,634,614 new shares were subscribed for pursuant to the rights offering. The actual amount of gross proceeds raised upon completion of the offer was $5,927,882; net proceeds were $5,643,470, after expenses of $284,412. Since the completion of the offering, we have invested $5,081,118 in accordance with our investment objectives and policies. We intend to invest the balance of the proceeds over the next several months depending on the available investment opportunities for the types of investments in which we principally invest.

     As of December 31, 2002, there are no distributable earnings. The difference between the book basis and tax basis components of distributable earnings is primarily attributed to Built-In Gains generated at the time of our qualification as a RIC (see Note 6. "Income Taxes") and nondeductible deferred compensation.

NOTE 5.  EMPLOYEE BENEFITS

     On October 19, 1999, Charles E. Harris signed an Employment Agreement with us (disclosed in a Form 8-K filed on October 27, 1999) (the "Employment Agreement"), which superseded an employment agreement that was about to expire on December 31, 1999. The Employment Agreement shall terminate on December 31, 2004 ("Term") subject to either an earlier termination or an extension in accordance with the terms; on January 1, 2000 and on each day thereafter, the Term extends automatically by one day unless at any time we or Mr. Harris, by written notice, decides not to extend the Term, in which case the Term will expire five years from the date of the written notice.

     During the period of employment, Mr. Harris shall serve as our Chairman and Chief Executive Officer; be responsible for the general management of our affairs and all our subsidiaries, reporting directly to our Board of Directors; serve as a member of the Board for the period of which he is and shall from time to time be elected or reelected; and serve, if elected, as our President and as an officer and director of any subsidiary or affiliate of us.

     Mr. Harris is to receive compensation under his Employment Agreement in the form of base salary of $208,315 for 2000, with automatic yearly adjustments to reflect inflation. In addition, the Board may increase such salary, and consequently decrease it, but not below the level provided for by the automatic adjustments described above. Mr. Harris is also entitled to participate in our Profit-Sharing Plan as well as in all compensation or employee benefit plans or programs, and to receive all benefits, perquisites, and emoluments for which salaried employees are eligible. Under the Employment Agreement, we will furnish Mr. Harris with certain perquisites which include a company car, membership in certain clubs and up to a $5,000 annual reimbursement for personal, financial or tax advice.

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

     The Employment Agreement provides for us to adopt a supplemental executive retirement plan (the "SERP") for the benefit of Mr. Harris. Under the SERP, we will cause an amount equal to one-twelfth of Mr. Harris's current annual salary to be credited each month (a "Monthly Credit") to a special account maintained for this purpose on our books for the benefit of Mr. Harris (the "SERP Account"). The amounts credited to the SERP Account will be deemed invested or reinvested in such mutual funds or U.S. Government securities as determined by Mr. Harris.
 The SERP Account will be credited and debited to reflect the deemed investment returns, losses and expenses attributed to such deemed investments and reinvestments. Mr. Harris's benefit under the SERP will equal the balance in the SERP Account and such benefit will always be 100 percent vested (i.e., not forfeitable). Mr. Harris will determine the form and timing of the distribution of the balance in the SERP Account; provided, however, in the event of the termination of his employment, the balance in the SERP Account will be distributed to Mr. Harris or his beneficiary, as the case may be, in a lump-sum payment within 30 days of such termination. We will establish a rabbi trust for the purpose of accumulating funds to satisfy the obligations incurred by us under the SERP. The restricted funds for the SERP Plan total $1,099,051 as of September 30, 2003. Mr. Harris' rights to benefits pursuant to this SERP will be no greater than those of a general creditor of us.

     The Employment Agreement provides severance pay in the event of termination without cause or by constructive discharge and also provides for certain death benefits payable to the surviving spouse equal to the executive's base salary for a period of two years.

     In addition, Mr. Harris is entitled to receive severance pay pursuant to the severance compensation agreement that he entered into with us, effective August 15, 1990. The severance compensation agreement provides that if, following a change in our control, as defined in the agreement, such individual's employment is terminated by us without cause or by the executive within one year of such change in control, the individual shall be entitled to receive compensation in a lump sum payment equal to 2.99 times the individual's average annualized compensation and payment of other welfare benefits. If Mr. Harris's termination is without cause or is a constructive discharge, the amount payable under the Employment Agreement will be reduced by the amounts paid pursuant to the severance compensation agreement.

     As of January 1, 1989, we adopted an employee benefits program covering substantially all of our employees under a 401(k) Plan and Trust Agreement. As of January 1, 1999, we adopted the Harris & Harris Pension Plan and Trust, a money purchase plan which would allow us to stay compliant with the 401(k) top-heavy regulations and deduction limitation regulations. In 2001, Congress enacted the Economic Growth and Tax Relief Reconciliation Act of 2001 which has increased the deduction limits for plans such as the 401(k) Plan. This Act eliminates the need for us to maintain two separate plans. Effective December 31, 2001, the Pension Plan merged into the 401(k) Plan, with the 401(k) Plan being the surviving plan. Contributions to the plan are at our discretion.

     On June 30, 1994, we adopted a plan to provide medical and dental insurance for retirees, their spouses and dependents who, at the time of their retirement, have ten years of service with us and have attained 50 years of age or have attained 45 years of age and have 15 years of service with us. On February 10, 1997, we amended this plan to include employees who "have seven full years of service and have attained 58 years of age." The coverage is secondary to any government provided or subsequent employer provided health insurance plans. The annual premium cost to us with respect to the entitled retiree shall not exceed $12,000, subject to an index for inflation. Based upon actuarial estimates, we provided an original reserve of $176,520 that was charged to operations for the period ending June 30, 1994. As of September 30, 2003, we had a reserve of $446,302 for the plan.

     On March 20, 2003, in order to begin planning for eventual management succession, the Board of Directors voted to establish a mandatory retirement plan for individuals who are employed by us in a bona fide executive or high policy making position.
There are currently two such individuals, the Chairman and CEO, and the President and COO. Under this plan, mandatory retirement will take place effective December 31 of the year in which the eligible individuals attain the age of 65. On an annual basis beginning in the year in which the designated individual attains the age of 65, a committee of the Board consisting of non-interested directors may determine to postpone the mandatory retirement date for that individual for one additional year for our benefit.

     Under applicable law prohibiting discrimination in employment on the basis of age, we can impose a mandatory retirement age of 65 for our executives or employees in high policy-making positions only if each employee subject to the mandatory retirement age is entitled to an immediate retirement benefit at retirement age of at least $44,000 per year. The benefits payable at retirement to Charles E. Harris, our Chairman and Chief Executive Officer, and Mel P. Melsheimer, our President, Chief Operating Officer and Chief Financial Officer, under our existing retirement plans do not equal this threshold. Mr. Harris has offered, for our benefit, to waive his right to exclude certain other benefits from this calculation, which makes it unlikely that any provision will have to be made for him in order for us to comply with this threshold requirement. For Mr.

Melsheimer, however, a new plan must be established to provide him with the difference between the benefit required under the age discrimination laws and that provided under our existing plans. The expense to us of providing the benefit under this new plan is currently estimated to be $450,000. This benefit will be unfunded, and the expense is being amortized over the fiscal periods through the year ended December 31, 2004.

NOTE 6.  INCOME TAXES

     Provided that a proper election is made, a corporation taxable under Sub-Chapter C of the Internal Revenue Code (a "C Corporation") that elects to qualify as a RIC continues to be taxable as a C Corporation on any gains realized within 10 years of its qualification as a RIC (the "Inclusion Period") from sales of assets that were held by the corporation on the effective date of the RIC election ("C Corporation Assets") to the extent of any gain built into the assets on such date ("Built-In Gain"). (If the corporation fails to make a proper election, it is taxable on its Built-In Gain as of the effective date of its RIC election.) We had Built-In Gains at the time of our qualification as a RIC and made the election to be taxed on any Built-In Gain realized during the Inclusion Period. Prior to 1999, we incurred ordinary and capital losses from operations. After our election of RIC status, those losses remained available to be carried forward to subsequent taxable years. We have previously used loss carryforwards to offset Built-In Gains. As of January 1, 2003, we had $501,640 of loss carryforwards remaining and $4,663,457 of unrealized Built-In Gains remaining.

     Continued qualification as a RIC requires us to satisfy certain investment asset diversification requirements in future years. Our ability to satisfy those requirements may not be controllable by us. There can be no assurance that we will qualify as a RIC in subsequent years.

     To the extent that we retain capital gains and declare a deemed dividend to shareholders, the dividend is taxable to the shareholders. We would pay tax, at the corporate rate, on the distribution, and the shareholders would receive a tax credit equal to their proportionate share of the tax paid. We took advantage of this rule for 2000 and 2001. Our financial statements for 2000 and 2001 include a tax liability of $5,709,884 and $290,748, respectively. The taxes paid by our shareholders as a result of our deemed dividend declaration for 2000 ($5,688,896) and 2001 ($271,467) are reflected as a deduction to the additional paid-in capital in our Consolidated Statement of Assets and Liabilities rather than an expense in the Consolidated Statement of Operations.

     We pay federal, state and local taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is taxed as a C Corporation.

     For the three and nine months ended September 30, 2003, and 2002, our income tax provision was allocated as follows:

                        Three Months     Three Months     Nine Months      Nine Months
                        Ended            Ended            Ended            Ended
                        Sept. 30, 2003   Sept. 30, 2002   Sept. 30, 2003   Sept. 30,2002

Net operating loss......     $       0        $       0       $       0        $       0

Net realized (loss)
gain on investments.....        (3,500)         141,800          13,822          128,936

Net increase (decrease)
in unrealized
appreciation on
investments.............             0         (657,296)              0         (657,296)
                             ---------       ----------       ---------        ---------
Total income (benefit)
tax provision...........     $  (3,500)      $(515,496)       $  13,822        $(528,360)
                             =========       =========        =========        =========


The above (benefit) tax provision consists of the following:


Current.................     $  (3,500)      $ 141,800        $  13,822        $ 128,936
Deferred -- Federal.....             0        (657,296)               0         (657,296)
                             ---------       ---------        ---------        ---------
Total income tax
provision...............     $  (3,500)      $(515,496)       $  13,822        $(528,360)
                             =========       =========        =========        =========


     Our net deferred tax liability at September 30, 2003, and December 31, 2002, consists of the following:

                     September 30, 2003     December 31, 2002

Tax on unrealized
appreciation on
investments..........         $ 844,918             $ 844,918

Net operating loss
and capital
carryforward.........          (175,574)             (175,574)
                              ---------             ---------
Net deferred income
tax liability........         $ 669,344             $ 669,344
                              =========             =========

NOTE 7.  COMMITMENTS AND CONTINGENCIES

     During 1993, we signed a 10-year lease for office space which expired on July 31, 2003. On April 17, 2003, we signed a seven-year sublease for office space at 111 West 57th Street in New York City to replace the expired lease. Rent expense was $49,855 and $43,040 for the three months ended September 30, 2003, and September 30, 2002, and $169,203 and $129,620 for the
nine months ended September 30, 2003, and September 30, 2002, respectively. Minimum sublease payments remaining in 2003 are $33,084. Future minimum sublease payments in each of the following years are: 2004 -- $134,816; 2005 -- $138,187; 2006 --
$141,641; 2007 -- $145,182; 2008 -- $148,811; and thereafter for the remaining term -- $203,571.

NOTE 8.  ASSET ACCOUNT LINE OF CREDIT

     On November 19, 2001, we established an asset account line of credit of up to $12,700,000. The asset account line of credit is collateralized by our government and government agency securities. Under the asset account line of credit, we may borrow up to 95 percent of the current value of our government and government agency securities. Our outstanding balance under the asset line of credit at September 30, 2003 and September 30, 2002 was $7,609,500 and $0, respectively. The asset line of credit bears interest at a rate of the Broker Call Rate plus 50 basis points, which was 3.25% at September 30, 2003.

NOTE 9.  SUBSEQUENT EVENTS

     On October 1, 2003, we sold our investment in $7,600,000 of U.S. Treasury Notes due September 30, 2005. The proceeds of
$7,619,000 were used to repay the entire outstanding balance of $7,609,500 under the asset line of credit.


NOTE 10.  INTERIM FINANCIAL STATEMENTS

     Our interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of our financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.


Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations

     The information contained in this section should be read in conjunction with our September 30, 2003 Consolidated Financial
Statements and our year-end 2002 Consolidated Financial
Statements and the Notes thereto.

Background and Overview

     We incorporated under the laws of the state of New York in August 1981. In 1983, we completed an initial public offering and invested $406,936 in Otisville BioTech, Inc. ("Otisville"), which also completed an initial public offering later that year.
 In 1984, Charles E. Harris purchased a controlling interest in us, thereby also becoming the control person in Otisville. We then divested our other assets and became a financial services company, with the investment in Otisville as the initial focus of our business activity. We hired new management for Otisville, and Otisville acquired new technology targeting the development of a human blood substitute.

     By 1988, we operated two insurance brokerages and a trust company as wholly-owned subsidiaries. In 1989, Otisville changed its name to Alliance Pharmaceutical Corporation ("Alliance"), and by 1990, we had completed selling our $406,936 investment in Alliance for total proceeds of $3,923,559.

     In 1992, we sold our insurance brokerage and trust company subsidiaries to their respective managements and registered as an investment company under the 1940 Act, commencing operations as a closed-end, non-diversified investment company. In 1995, we elected to become a business development company subject to the provisions of Sections 55 through 65 of the 1940 Act. Throughout our corporate history, we have made early-stage venture capital investments in a variety of industries. In 1994, we made our first nanotechnology investment. Since August 2001, we have made initial investments exclusively in tiny technology, including our last 12 initial investments.

     Since our investment in Otisville in 1983, we have made a total of 54 venture capital investments, including four private investments in public equities. We have sold 36 of these 54 investments, realizing total proceeds of $105,659,158 on our invested capital of $38,366,523. Sixteen of these 36 investments were profitable. The average and median holding periods for these 36 investments were 3.6 years and 3.2 years, respectively. At September 30, 2003, we valued the 18 venture capital investments remaining in our portfolio at $14,192,218, or 58.6 percent of our net assets, net of unrealized depreciation of $2,891,452. At September 30, 2003, the average and median holding periods for our 18 current venture capital investments are 2.6 years and 1. 6 years, respectively.

     We have invested a substantial portion of our assets in private, development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth, have little or no history of operations and are developing unproven technologies. At September 30, 2003, $14,192,218 or 58.6 percent of our net assets consisted of venture capital investments at fair value, net of unrealized depreciation of $2,891,452. At December 31, 2002, $12,036,077 or 44.2 percent of our net assets consisted of venture capital investments at fair value, of which net unrealized depreciation was $2,718,389. At December 31, 2001, $13,120,978 or 53.9 percent of our net assets consisted of venture capital investments at fair value, of which net unrealized appreciation was $1,215,444.

     We value our investments each quarter at fair value as determined in good faith by our Valuation Committee within guidelines established by our Board of Directors in accordance with the 1940 Act. (See "Footnote to Consolidated Schedule of Investments" contained in "Consolidated Financial Statements.")

     We have broad discretion in the investment of our capital. However, we invest primarily in illiquid equity securities of private companies. Generally, these investments take the form of convertible preferred stock, are subject to restrictions on resale and have no established trading market. Our principal objective is to achieve long-term capital appreciation. Therefore, a significant portion of our investment portfolio provides little or no current yield in the form of dividends or interest. We do earn interest income from fixed-income securities, including U.S. Government and Agency Obligations. The amount of interest income earned varies with the average balance of our fixed-income portfolio and the average yield on this portfolio and is not expected to be material to our results of operations.

     General business and capital markets conditions in 2002 and 2003 have been adverse for the venture capital industry. There have been few opportunities to take venture capital-backed companies public or sell them to established companies. During this period, it has been difficult to finance venture capital-backed companies privately and in general, for venture capital funds themselves to raise capital.

     We present the financial results of our operations utilizing accounting principles generally accepted in the United States for investment companies. On this basis, the principal measure of our financial performance during any period is the net increase/(decrease) in our net assets resulting from our operating activities, which is the sum of the following three elements:

     (1) Net Operating Income / (Loss) - the difference between our income from interest, dividends, and fees and our operating expenses.

     (2) Net Realized Gain / (Loss) on Investments - the difference between the net proceeds of dispositions of portfolio securities and their stated cost.

     (3) Net Increase / (Decrease) in Unrealized Appreciation on Investments - the net change in the fair value of our investment portfolio.


     Because of the structure and objectives of our business, we generally expect to experience net operating losses and seek to generate increases in our net assets from operations through the long term appreciation of our venture capital investments. We have in the past relied, and continue to rely, on proceeds from sales of investments, rather than on investment income, to defray a significant portion of our operating expenses. Because such sales are unpredictable, we attempt to maintain adequate working capital to provide for fiscal periods when there are no such sales.

Results of Operations

Three months ended September 30, 2003, as compared to the three months ended September 30, 2002

     We had a net decrease in net assets resulting from operations of $1,270,298 in the three months ended September 30, 2003, compared to a net increase in net assets resulting from operations of $660,988 in the three months ended September 30, 2002. We had a net increase in net assets resulting from capital stock transactions of $0 in the three months ended September 30, 2003, compared to a net increase in net assets resulting from capital transactions of $5,665,970 in the three months ended September 30, 2002.

Investment Income and Expenses:

     We had net operating losses of $572,346 and $479,433 for the three months ended September 30, 2003, and September 30, 2002, respectively. In the three months ended September 30, 2003, our larger net operating loss reflected a net increase to expenses primarily related to an increase in salaries and benefits offset by a decrease in professional fees.

     Operating expenses were $602,958 and $556,846 for the three months ended September 30, 2003, and September 30, 2002, respectively. In the three months ended September 30, 2003, as compared with the three months ended September 30, 2002, salaries and benefits increased by $100,142 or 38.5 percent, primarily as a result of an additional employee, and as a result of mandatory retirement plan pension expense that is being amortized through December 31, 2004. In the three months ended September 30, 2003, as compared with the three months ended September 30, 2002, professional fees decreased by $61,626, or 51.0 percent, primarily as a result of a shift in the timing of the expenses associated with the preparation of our proxy statement.

Realized Gains and Losses on Portfolio Securities:

     During the three months ended September 30, 2003, and September 30, 2002, we realized losses of $1,003,919 and gains of $252,750, respectively.

     During the three months ended September 30, 2003, we realized net losses of $1,003,919, consisting primarily of a loss of $1,000,001 on the realized loss resulting from the bankruptcy of Kriton Medical, Inc. from which we did not receive any direct
distribution.   During the three months ended September 30, 2002,
we realized a net gain of $252,750, consisting primarily of a gain of $553,666 from our partnership interest in PHZ Capital Partners L.P., offset by a realized loss of $360,249 on the sale of Schwoo, Inc. convertible bridge loans.

Unrealized Appreciation and Depreciation of Portfolio Securities:

     Net unrealized depreciation on investments decreased by $302,467 or 9.5 percent during the three months ended September
30, 2003, from $3,179,750 at June 30, 2003, to $2,877,283 at
September 30, 2003.

     During the three months ended September 30, 2003, we recorded a net decrease of $288,871 in unrealized depreciation of our venture capital investments.

Nine Months ended September 30, 2003, as compared to the nine months ended September 30, 2002

     We had a net decrease in net assets resulting from operations of $3,030,134 in the nine months ended September 30, 2003, and a net increase in net assets resulting from operations of $58,343 in the nine months ended September 30, 2002.

Investment Income and Expenses:

     We had net operating losses of $1,883,795 and $1,690,384 for the nine months ended September 30, 2003, and September 30, 2002, respectively.

     Operating expenses were $2,029,647 and $1,887,627 for the nine months ended September 30, 2003, and September 30, 2002, respectively. Operating expenses in the nine months ended September 30, 2003, as compared with the nine months ended September 30, 2002, changed primarily for the following reasons:

     (1)  Operating expenses for the nine months ended
          September 30, 2003, included no expense for employee profit-sharing, as compared with $248,765 in such expense for the nine months ended
          September 30, 2002.

     (2) Salaries and benefits increased by $304,076 or 39.0 percent, primarily as a result of the addition of an employee and mandatory retirement plan pension expense that is being amortized through December 31, 2004.

     (3) Rent expense increased by $39,583 or 30.5 percent as a result of expenses incurred during the transition period to our new office space.


Realized Gains and Losses on Portfolio Securities:

     During the nine months ended September 30, 2003, we realized net losses of $975,347. During the nine months ended September
30, 2002, we realized net gains of $1,052,110.

     During the nine months ended September 30, 2003, we realized a loss of $1,000,001 resulting from the bankruptcy of Kriton
Medical, Inc. from which we did not receive any direct distribution.

     During the nine months ended September 30, 2002, we realized net gains of $1,052,110 consisting primarily of $1,661,892 from our partnership interest in PHZ Capital Partners L.P., offset by a loss of $350,583 on the dissolution of Informio, Inc. and a loss of $360,249 on the sale of Schwoo, Inc. convertible bridge loans.


Unrealized Appreciation and Depreciation of Portfolio Securities:

     Net unrealized depreciation on investments increased by $157,170 during the nine months ended September 30, 2003, from $2,720,113 at December 31, 2002, to $2,877,283 at September 30,
2003.


     During the nine months ended September 30, 2003, we recorded a net increase of $173,063 in unrealized depreciation of our venture capital investments.

Financial Condition

Nine Months ended September 30, 2003

     Our total assets and net assets were $34,392,032 and $24,225,912, respectively, at September 30, 2003, compared with $35,951,969 and $27,256,046 at December 31, 2002.

     Net asset value per share ("NAV") was $2.11 at September 30, 2003, versus $2.37 at December 31, 2002. Our shares outstanding remained unchanged during the nine months ended September 30, 2003.

     Significant developments in the nine months ended September
30, 2003, were an increase in bank loan payable of $7,609,500 and an increase in the value of our investment in U.S. Treasury obligations of $2,989,888.

     The increase in the value of our venture capital investments, from $12,036,077 at December 31, 2002, to $14,192,218 at September 30, 2003, resulted primarily from our three new venture capital investments and three follow-on investments, partially offset by a net decrease in the value of our venture capital investments.

     The following table is a summary of additions to our portfolio of venture capital investments during the nine months ended September 30, 2003:

	New Investment	               Amount

	Chlorogen, Inc.	               $  525,900
	NanoGram Devices Corporation   $  750,000
	Nanosys, Inc.                  $1,500,000

	Follow-on Investment

	NanoOpto Corporation           $   62,500
	Nanotechnologies, Inc.         $  169,718
	Nantero, Inc.                  $  323,000
                                       ----------
	Total	                       $3,331,118
                                       ==========

     The following table summarizes fair value of our entire investment portfolio, as compared with its cost, at September 30, 2003, and December 31, 2002, and December 31, 2001:

                             September 30,      December 31,
                                   2003       2002           2001

     Investments, at cost....  $35,510,134  $30,206,935  $37,714,285
     Unrealized (depreciation)
       appreciation..........   (2,877,283)  (2,720,113)   1,216,420
                               -----------  ------------ -----------
     Investments, at fair
       value.................  $32,632,851  $27,486,822  $38,930,705
                               ===========  ===========  ===========
_______________
The accumulated unrealized depreciation on investments net of deferred taxes was $3,722,202 at September 30, 2003, $3,565,032 at December 31, 2002, and $323,624 at December 31, 2001.


     The following table summarizes the fair value composition of our venture capital portfolio at September 30, 2003, December
31, 2002, and December 31, 2001:


     Category	        September 30,   December 31,   December 31,
                             2003          2002            2001

     Tiny Technology         56.0%        49.0%            9.3%

     Other Venture
     Capital Investments     44.0%        51.0%	          90.7%
                            -----        -----           -----

     Total Venture
     Capital Investments    100.0%       100.0%          100.0%
                            =====        =====           =====

Liquidity and Capital Resources

     Our primary sources of liquidity are cash, receivables and freely marketable securities, net of short-term indebtedness. Our secondary sources of liquidity are restricted securities of companies that are publicly traded. We currently have no restricted securities of companies that are publicly traded.
Nine Months ended September 30, 2003

     At September 30, 2003, and December 31, 2002, our total net primary liquidity was $11,154,675 and $16,508,057, respectively. On both of the corresponding dates, our secondary liquidity was $0, as we had no restricted securities of companies that are publicly traded. Our tertiary source of liquidity was our partnership interest in PHZ Capital Partners L.P., which was liquidated effective December 31, 2002. We received the final distribution of $786,492 from PHZ Capital Partners L.P. in the first quarter of 2003.

     The decrease in our net primary sources of liquidity from December 31, 2002, to September 30, 2003, is primarily owing to:
(1) payment of federal, state and local taxes; (2) investment in Chlorogen, Inc.; (3) investment in Nanosys, Inc.; (4) investment in NanoOpto Corporation; (5) investment in Nanotechnologies, Inc.; (6) investment in Nantero, Inc.; and (7) use of funds for net operating expenses.

     At September 30, 2003, our liability for accrued employee profit sharing was $0, as compared with $15,233 at December 31, 2002, as a result of the payment of $15,233 for the 2002 profit sharing.

     Our total net income tax liability decreased by $941,251, from $1,527,000 at December 31, 2002 to $585,749 at September 30,
2003, primarily as a result of federal, state and local tax payments made for income earned in 2002.

Critical Accounting Policies

     Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and those that require management's most difficult, complex or subjective judgments. Our critical accounting policies are those applicable to the valuation of investments.

Valuation of Portfolio Investments

     As a business development company, we invest primarily in illiquid securities including debt and equity securities of private companies. The investments are generally subject to restrictions on resale and generally have no established trading market. We value substantially all of our equity investments at fair value as determined in good faith by our Valuation Committee. The Valuation Committee, comprised of at least three or more independent Board members, reviews and approves the valuation of our investments within the guidelines established by the Board of Directors. Fair value is generally defined as the amount that an investment could be sold for in an orderly disposition over a reasonable time. Generally, to increase objectivity in valuing our assets, external measures of value, such as public markets or third party transactions, are utilized whenever possible. Valuation is not based on long-term work-out value, nor immediate liquidation value, nor incremental value for potential changes that may take place in the future.

Recent Developments

     On July 22, 2003, the Board of Directors approved a resolution stating that we are committed to maintaining the privacy of our shareholders and to safeguarding their non-public personal information. Generally, we do not receive any non-public personal information relating to our shareholders, although some non-public personal information of our shareholders may become available to us. We do not disclose any non-public personal information about our shareholders or former shareholders to anyone, except as permitted by law or as is necessary in order to service shareholder accounts (for example, to a transfer agent or third party administrator). We restrict access to non-public personal information about our shareholders to our employees and to employees of our service providers and their affiliates with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our shareholders.


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

     We have invested a substantial portion of our assets in privately held development stage or start-up companies. These businesses tend to lack management depth, to have limited or no history of operations and to have not attained profitability. Tiny technology companies are especially risky, involving scientific, technological and commercialization risks. Because of the speculative nature of these investments, these securities have a significantly greater risk of loss than traditional investment securities. Some of our venture capital investments are likely to be complete losses or unprofitable and some will never realize their potential. We have been and will continue to be risk seeking rather than risk averse in our approach to venture capital and other investments. Neither our investments nor an investment in our common stock is intended to constitute a balanced investment program.

We may invest in companies working with technologies or intellectual property which currently has few or no proven commercial applications.

     Nanotechnology, in particular, is a developing area of technology, of which much of the future commercial value is unknown, difficult to estimate and subject to widely varying interpretations. There are as of yet relatively few nanotechnology products commercially available. The timing of additional future commercially available nanotechnology products is highly uncertain.

Our portfolio companies working with tiny technology may be particularly susceptible to intellectual property disputes.

     Research and commercialization efforts in tiny technology are being undertaken by a wide variety of government, academic and private corporate entities. As additional commercially viable applications of tiny technology begin to emerge, ownership of intellectual property on which these products are based may be contested. Any dispute over the ownership of, or rights to, any of our portfolio companies' technologies or products would have a material adverse affect on that company's value and may have a material adverse effect on the value of our common stock.

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

Unfavorable economic conditions could result in the inability of our portfolio companies to access additional capital, leading to financial losses in our portfolio.

     Most of the companies in which we have made or will make investments are susceptible to economic slowdowns or recessions. An economic slowdown or adverse capital or credit market conditions may affect the ability of a company in our portfolio to raise additional capital from venture capital or other sources or to engage in a liquidity event such as an initial public offering or merger. Such conditions may lead to financial losses in our portfolio, which could have a material adverse effect on the value of our common stock.

If the technologies utilized by our portfolio companies are found to cause health or environmental risks it could have an adverse effect on the value of our portfolio and on the value of our common stock.

     Our portfolio companies work with new technologies, which could have potential environmental and health impacts. Tiny technology in general and nanotechnology in particular are currently the subject of health and environmental impact research. If health or environmental concerns about tiny technology or nanotechnology were to arise, our portfolio companies may incur additional research, legal and regulatory expenses, might have difficulty raising capital or could be forced out of business. This would have an adverse effect on the value of our portfolio and on the value of our common stock.


Risks related to the illiquidity of our investments.
----------------------------------------------------

We invest in illiquid securities and may not be able to dispose of them when it is advantageous to do so, or ever.

     Most of our investments are or will be equity or equity-linked securities acquired directly from small companies. These equity securities are generally subject to restrictions on resale or otherwise have no established trading market. The illiquidity of most of our portfolio of equity securities may adversely affect our ability to dispose of these securities at times when it may be advantageous for us to liquidate these investments. We may never be able to dispose of these securities.

Unfavorable economic conditions could impair our ability to engage in liquidity events.

     Our business of making private equity investments and positioning our portfolio companies for liquidity events may be adversely affected by current and future capital markets and economic conditions. The public equity markets currently provide little opportunity for liquidity events, even for more mature technology companies than those in which we typically invest.
The potential for public market liquidity could further decrease and could lead to an inability to realize potential gains or could lead to financial losses in our portfolio and a decrease in our revenues, net income and assets. Recent government reforms affecting stock markets, investment banks and securities research practices may make it more difficult for privately held companies to complete successful initial public offerings of their equity securities. Slowdowns in initial public offerings also have an adverse effect on the frequency and valuations of acquisitions of privately held companies. The lack of exit opportunities also has an adverse effect on the ability of privately held companies to raise capital.

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

Risks related to our company.
-----------------------------

Because there is generally no established market in which to value our investments, our Valuation Committee's value determinations may differ materially from the values that a ready market or third party would attribute to these investments.

     There is generally no public market for the equity securities in which we invest. Pursuant to the requirements of the 1940 Act, we value substantially all of the equity securities in our portfolio at fair value as determined in good faith by the Valuation Committee of the Board of Directors within the guidelines established by the Board of Directors. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment pursuant to specified valuation principles and processes. We are required by the 1940 Act to value specifically each individual investment on a quarterly basis and record unrealized depreciation for an investment that we believe has become impaired. Conversely, we must record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value that we assign to our investments may differ from the values that would have been used had a ready market existed for the investments, and the difference could be material. Any changes in estimated fair value are recorded in our consolidated statements of operations as a change in the "Net (decrease) increase in unrealized appreciation on investments."

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

Approximately 36 percent of the fair value of our venture capital investment portfolio, as of September 30, 2003, is concentrated in one company, NeuroMetrix, Inc., which is not a tiny technology company.

     At September 30, 2003, we valued our investment in NeuroMetrix, Inc., which is not a tiny technology company, at $5,075,426, which represents 35.8 percent of the fair value of our venture capital investment portfolio, or 21.0 percent of our net asset value. Any downturn in the business outlook of NeuroMetrix, Inc., or any failure of the products of NeuroMetrix, Inc. to receive widespread acceptance in the marketplace, would have a significant effect on our specific investment in NeuroMetrix, Inc. and the overall value of our portfolio.

Approximately 44 percent of the fair value of our venture capital investment portfolio, as of September 30, 2003, is not invested in tiny technology.

     Although all 12 of our portfolio investments added since August 2001 have been in tiny technology companies, and although we consider 13 of the companies in our current equity investment portfolio to be tiny technology companies, at September 30, 2003, only 56.0 percent of the fair value of our venture capital investment portfolio, 32.8 percent of our net asset value, is invested in tiny technology companies, which may limit our ability to achieve our investment objective.

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

     We anticipate that it will be necessary for us to add investment professionals with expertise in tiny technology to accommodate the increasing size of our portfolio. We may need to provide additional scientific, business or investment training for our hires. There is competition for highly qualified personnel, and we may not be successful in our efforts to recruit and retain highly qualified personnel.

The market for venture capital investments, including tiny technology investments, is highly competitive.

     We face substantial competition in our investing activities from many competitors, including but not limited to private venture capital funds; investment affiliates of large industrial, technology, service and financial companies; small business investment companies; wealthy individuals; and foreign investors.
 Our most significant competitors typically have significantly greater financial resources than we do. Many sources of funding compete for a small number of attractive investment opportunities. Hence, we face substantial competition in sourcing good investment opportunities on terms of investment that are commercially attractive.

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

     Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as "follow-on" investments, in order to: (1) increase or maintain in whole or in part our ownership percentage; (2) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or (3) attempt to preserve or enhance the value of our investment. Recently, "pay to play" provisions have become common in venture capital transactions. These provisions require proportionate investment in subsequent rounds of financing in order to preserve preferred rights such as anti-dilution protection or to prevent preferred shares from being converted to common shares.

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

Bank borrowing or the issuance of debt securities or preferred stock by us to fund investments in portfolio companies or to fund our operating expenses would make our total return to common shareholders more volatile.

     Use of debt or preferred stock as a source of capital would entail two primary risks. The first risk is that the use of debt leverages our available common equity capital, magnifying the impact on net asset value of changes in the value of our investment portfolio. For example, a business development company that uses 33 percent leverage (that is, $50 of leverage per $100 of common equity) will show a 1.5 percent increase or decline in net asset value for each 1 percent increase or decline in the value of its total assets. The second risk is that the cost of debt or preferred stock financing may exceed the return on the assets the proceeds are used to acquire, thereby diminishing rather than enhancing the return to common shareholders. To the extent that we utilize debt or preferred stock financing for any purpose, these two risks would likely make our total return to common shareholders more volatile. In addition, we might be required to sell investments, in order to meet dividend, interest or principal payments, when it may be disadvantageous for us to do so.

     As provided in the 1940 Act and subject to some exceptions, we can issue debt or preferred stock so long as our total assets immediately after the issuance, less some ordinary course liabilities, exceed 200 percent of the sum of the debt and any preferred stock outstanding. The debt or preferred stock may be convertible in accordance with SEC guidelines, which may permit us to obtain leverage at more attractive rates. The requirement under the 1940 Act to pay, in full, dividends on preferred shares or interest on debt before any dividends may be paid on our common stock means that dividends on our common stock from earnings may be reduced or eliminated. An inability to pay dividends on our common stock could conceivably result in our ceasing to qualify as a RIC under the Code, which would be materially adverse to the holders of the common shares.

We are authorized to issue preferred stock, which would convey special rights and privileges to its owners.

     We are currently authorized to issue up to 2,000,000 shares of preferred stock, under terms and conditions determined by our Board of Directors. Such shares would have a preference over our common stock with respect to dividends and liquidation. The statutory class voting rights of any preferred shares we would issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board and/or holders of common stock, such as a merger, exchange of securities, liquidation or alteration of the rights of a class of our securities if these actions were perceived by the holders of the preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

Loss of status as a RIC would reduce our net asset value and distributable income.

     We currently qualify as a regulated investment company, or RIC, under the Code. As a RIC, we do not have to pay Federal income taxes on our income (including realized gains) that is distributed to our shareholders. Accordingly, we are not permitted under accounting rules to establish reserves for taxes on our unrealized capital gains. If we failed to qualify for RIC status, to the extend that we had unrealized gains, we would have to establish reserves for taxes, which would reduce our net asset value, net of a reduction in the reserve for employee profit sharing, accordingly. To the extent that we, as a RIC, were to decide to make a deemed distribution of net realized capital gains and retain the net realized capital gains, we would have to establish appropriate reserves for taxes upon making that decision.

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

To the extent that we do not realize income or retain after-tax realized capital gains, we may have a greater need for additional capital to fund our investments and operating expenses.

     As a RIC, we must annually distribute at least 90 percent of our investment company taxable income as a dividend and may either distribute or retain our realized net capital gains from investments. As a result, such earnings may not be available to fund investments. If we fail to generate net realized capital gains or to obtain funds from outside sources, it would have a material adverse effect on our financial condition and results of operations as well as our ability to make follow-on and new investments. Because of the structure and objectives of our business, we generally expect to experience net operating losses and rely on proceeds from sales of investments, rather than on investment income, to defray a significant portion of our operating expenses. Such sales are unpredictable and may not occur. In addition, as a business development company, we are generally required to maintain a ratio of at least 200 percent of total assets to total borrowings, which may restrict our ability to borrow to fund such requirements.

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

Forward-Looking Statements

     The information contained herein contains certain forward-looking statements. These statements include the plans and objectives of management for future operations and financial objectives, portfolio growth and availability of funds. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are set forth herein. Other factors that could cause actual results to differ materially include the uncertainties of economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements included herein are reasonable, any of the assumptions could be inaccurate and therefore there can be no assurance that the forward-looking statements included or incorporated by reference herein will prove to be accurate. Therefore, the inclusion of such information should not be regarded as a representation by us or any other person that our plans will be achieved.

Item 3.	Quantitative and Qualitative Disclosures About Market
Risk

     Our business activities contain elements of risk. We consider a principal type of market risk to be valuation risk. Investments are stated at " value" as defined in the 1940 Act and in the applicable regulations of the SEC. Value, as defined in
Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other assets is as determined in good faith by, or under the direction of, the Board of Directors.
(See the "Asset Valuation Policy Guidelines" in the "Footnote to Consolidated Schedule of Investments" contained in "Item 1. Consolidated Financial Statements.")

     Neither our investments nor an investment in us is intended to constitute a balanced investment program. We have exposure to public-market price fluctuations to the extent of our publicly traded portfolio, which portfolio may be composed primarily or entirely of highly risky, volatile securities.

     We have invested a substantial portion of our assets in private development stage or start-up companies. These private businesses tend to be based on new technology and to be thinly capitalized, unproven, small companies that lack management depth and have not attained profitability or have no history of operations. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. We expect that some of our venture capital investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential. Even when our private equity investments complete initial public offerings (IPOs), we are normally subject to lock-up agreements for a period of time.

     Because there is typically no public market for the equity interests of the small privately held companies in which we invest, the valuation of the equity interests in our portfolio is subject to the determination of our Board of Directors in accordance with our Asset Valuation Policy Guidelines. In the absence of a readily ascertainable market value, the determined value of our portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed.
Any changes in valuation are recorded in our consolidated statements of operations as "Net increase (decrease) in unrealized appreciation on investments."

     While we invest in short-term money market and U.S.
Government and Agency Obligations and draw down on the asset line of credit, we do not consider a change in interest rates to result in significant risks.


Item 4.  Controls and Procedures

     As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of
1934). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer during such period concluded that our disclosure controls and procedures are effective in timely alerting them of any material information relating to us that is required to be disclosed by us in the reports it files or submits under the Securities Exchange Act of 1934.

     There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

        31.01*  Certification of CEO pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002.

        31.02*  Certification of CFO pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002.

        32.01*  Certification of CEO pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act
                of 2002.

        32.02*  Certification of CFO pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act
                of 2002.


  (b)  Reports on Form 8-K filed during the quarter ended
       September 30, 2003

       The Company filed a report on Form 8-K on July 22, 2003, concerning NAV at June 30, 2003.

_____________
*filed herewith

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on behalf of the Registrant and as its chief accounting officer.


			Harris & Harris Group, Inc.

                        /s/ Helene B. Shavin
                        --------------------------
			By:  Helene B. Shavin, Vice President
			and Controller


Date: November 6, 2003



