Form 10-K
period 2003-12-30
HARRIS & HARRIS GROUP INC /NY/
filed 2004-03-11
CIK 893739

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D. C.  20549

                                         Form 10-K

                            Annual Report Pursuant to Section 13
                       or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003	Commission File No. 0-11576

	                       HARRIS & HARRIS GROUP, INC.
------------------------------------------------------------------------------
                      (Exact Name of Registrant Specified in Its Charter)

	New York                                               13-3119827
(State or Other Jurisdiction of	                            (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)


111 West 57th Street, New York, New York	                       10019
-----------------------------------------------------------------------------
(Address of Principal Executive Offices)	                  (Zip Code)


Registrant's telephone number, including area code	(212) 582-0900

                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:


 	                     Common Stock, $ .01 par value
------------------------------------------------------------------------------
                                          (Title of class)

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

The aggregate market value of the common stock held by non-affiliates of Registrant as of June 30, 2003 was $70,370,536 based on the last sale price as quoted by the Nasdaq National Market on such date (only officers and directors are considered affiliates for this calculation).

As of March 10, 2004 the registrant had 13,798,845 shares of common stock, par value $.01 per share, outstanding.




                                         TABLE OF CONTENTS

                                                                            Page
PART I

  Item 1.   Business........................................................  1
  Item 2.   Properties...................................................... 23
  Item 3.   Legal Proceedings............................................... 23
  Item 4.   Submission of Matters to a Vote of Security Holders............. 23


PART II

  Item 5.   Market for Company's Common Equity and Related Stockholder
            Matters......................................................... 24
  Item 6.   Selected Financial Data..........................................26
  Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations................................ .....27
  Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.......37
  Item 8.   Consolidated Financial Statements and Supplementary Data.........38
  Item 9.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure............................62
  Item 9a.  Controls and Procedures..........................................62


PART III

  Item 10.  Directors and Executive Officers of the Company..................63
  Item 11.  Executive Compensation...........................................63
  Item 12.  Security Ownership of Certain Beneficial Owners and Management...63
  Item 13.  Certain Relationships and Related Transactions...................63
  Item 14.  Principal Accountant Fees and Services...........................63

PART IV

  Item 15.  Exhibits, Consolidated Financial Statement, Schedules and
              Reports on Form 8-K............................................64

  Signatures.................................................................66

  Exhibit Index..............................................................68





                                              PART I

Item 1.	Business

	Harris & Harris Group, Inc. (the "Company," "us," "our," and "we") is a venture capital company specializing in tiny technology that operates as a non-diversified business
development company ("BDC") under the Investment Company Act of 1940, which we refer to as the 1940 Act. For tax purposes, we operate as a regulated investment company ("RIC") under
Subchapter M of the Internal Revenue Code of 1986, which we refer to as the Code. Our investment objective is to achieve long-term capital appreciation, rather than current income, by making venture capital investments in early-stage companies.  Our
approach is comprised of a patient examination of available early stage opportunities, thorough due diligence and close involvement
with management.   As a venture capital company, we invest in and
provide managerial assistance to our portfolio companies which, in our opinion, have significant potential for growth. We are managed by our Board of Directors and officers and have no investment advisor.

	We make initial venture capital investments exclusively in "tiny technology," which we define as microsystems, microelectromechanical systems (which we refer to as MEMS) and nanotechnology. We consider a company to be a tiny technology company if the company employs or intends to employ technology that we consider to be at the microscale or smaller and that is material to its business plan. Our portfolio includes non-tiny technology investments made prior to 2001, and we may make follow-on investments in either tiny or non-tiny technology companies. By making these investments, we seek to provide our shareholders with an increasingly specific focus on tiny technology through a portfolio of venture capital investments that address a variety of markets and products. This investment policy is not a fundamental policy and accordingly may be changed without shareholder approval, although we intend to give shareholders at least 60 days prior notice of any change in our policy.

	Tiny technology is multidisciplinary and widely applicable, and it incorporates technology that is significantly smaller than is currently in general use. Microsystems are measured in micrometers, which are units of measurement in millionths of a meter. Nanotechnology is measured in nanometers, which are units of measurement in billionths of a meter. Because it is a new field, tiny technology has significant scientific, engineering and commercialization risks.

	Our website is www.TinyTechVC.com. We make available free of charge through our website: our annual report on Form 10-K;
our quarterly reports on Form 10-Q; our current reports on Form 8-K; and amendments to those reports as soon as reasonably practicable after filing or furnishing such materials to the Securities and Exchange Commission.

	Neither our investments, nor an investment in us, is intended to constitute a balanced investment program. We expect to be risk seeking rather than risk averse in our investment approach. To such end, we reserve the fullest possible freedom of action, subject to our certificate of incorporation, applicable law and regulations, and policy statements contained herein. There is no assurance that our investment objective will be achieved.

	We expect to invest a substantial or major portion of our assets in securities that do not pay interest or dividends and that are subject to legal or contractual restrictions on resale that may adversely affect the liquidity and marketability of such securities.

	We expect to make speculative investments with limited marketability and a greater risk of investment loss than less speculative issues. Although we now restrict our initial investments to tiny technology, such technology is enabling technology applicable to a wide range of fields and businesses, and we do not seek to invest in any particular industries or categories of investments. Our securities investments may consist of private, public or governmental issuers of any type. Subject to the diversification requirements pertaining to a RIC, we may commit all of our assets to only a few investments.

	Achievement of our investment objectives is basically dependent upon the judgment of a team of four professional, full-time members of management who are designated as Managing Directors, Charles E. Harris, Mel P. Melsheimer, Douglas W. Jamison and Daniel V. Leff, and two directors who are also consultants to us, Dr. Kelly S. Kirkpatrick and Lori D. Pressman.
 They collectively have expertise in venture capital investing,
intellectual property and nanotechnology.   Charles E. Harris is
our Chairman and Chief Executive Officer and a "control" person as defined in the 1940 Act. There can be no assurance that a suitable replacement could be found for Mr. Harris in the event of his death, resignation, retirement or inability to act on our behalf.

	Subject to continuing to meet the tests for being a BDC, there are no limitations on the types of securities or other assets in which we may invest. Investments may include the following:

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

        o   Foreign securities.

        o   Miscellaneous investments.

Investments and Strategies
--------------------------

	The following is a summary description of the types of assets in which we may invest, the investment strategies we may utilize and the attendant risks associated with our investments and strategies.

	Equity, Equity-Related Securities and Debt with Equity
Features

	We may invest in equity, equity-related securities and debt with equity features. These securities include common stock, preferred stock, debt instruments convertible into common or preferred stock, limited partnership interests, other beneficial ownership interests and warrants, options or other rights to acquire any of the foregoing.

	We may make investments in companies with operating histories that are unprofitable or marginally profitable, that have negative net worth or that are involved in bankruptcy or reorganization proceedings. These investments would involve businesses that management believes have turnaround potential through the infusion of additional capital and management assistance. In addition, we may make investments in connection with the acquisition or divestiture of companies or divisions of companies. There is a significantly greater risk of loss with these types of securities than is the case with traditional investment securities.

	We may also invest in publicly traded securities of whatever nature, including relatively small, emerging growth companies that management believes have long-term growth possibilities.

	Warrants, options and convertible or exchangeable securities generally give the investor the right to acquire specified equity securities of an issuer at a specified price during a specified period or on a specified date. Warrants and options fluctuate in value in relation to the value of the underlying security and the remaining life of the warrant or option, while convertible or exchangeable securities fluctuate in value both in relation to the intrinsic value of the security without the conversion or exchange feature and in relation to the value of the conversion or exchange feature, which is like a warrant or option. When we invest in these securities, we incur the risk that the option feature will expire worthless, thereby either eliminating or diminishing the value of our investment.

	Investments in equity securities of private companies involve securities that are restricted as to sale and cannot be sold in the open market without registration under the Securities Act of 1933 or pursuant to a specific exemption from these registrations. Opportunities for sale are more limited than in the case of marketable securities, although these investments may be purchased at more advantageous prices and may offer attractive investment opportunities. Even if one of our portfolio companies completes an initial public offering, we are typically subject to a lock-up agreement, and the stock price may decline substantially before we are free to sell. Even if we have registration rights to make our investments more marketable, a considerable amount of time may elapse between a decision to sell or register the securities for sale and the time when we are able to sell the securities. The prices obtainable upon sale may be adversely affected by market conditions or negative conditions affecting the issuer during the intervening time.

	Venture Capital Investments

	We expect to invest in development stage or start-up businesses. Substantially all of our long-term investments are in thinly capitalized, unproven, small companies focused on risky technologies. These businesses also tend to lack management depth, to have limited or no history of operations and to have not attained profitability. Because of the speculative nature of these investments, these securities have a significantly greater risk of loss than traditional investment securities. Some of our venture capital investments are likely to be complete losses or unprofitable and some will never realize their potential.

	We may own 100% of the securities of a start-up investment for a period of time and may control the company for a substantial period. Start-up companies are more vulnerable than better capitalized companies to adverse business or economic developments. Start-up businesses generally have limited product lines, service niches, markets and/or financial resources. Start-up companies are not well-known to the investing public and are subject to potential bankruptcy, general movements in markets and perceptions of potential growth.

	In connection with our venture capital investments, we may participate in providing a variety of services to our portfolio companies, including the following:

        o  recruiting management;
        o  formulating operating strategies;
        o  formulating intellectual property strategies;;
        o  assisting in financial planning;
        o  providing management in the initial start-up stages; and
        o  establishing corporate goals.

	We may assist in raising additional capital for these companies from other potential investors and may subordinate our own investment to that of other investors. We may also find it necessary or appropriate to provide additional capital of our own. We may introduce these companies to potential joint venture partners, suppliers and customers. In addition, we may assist in establishing relationships with investment bankers and other professionals. We may also assist with mergers and acquisitions.
 We do not derive income from these companies for the performance of any of the above services.

	We may control, be represented on or have observer rights on the board of directors of a portfolio company by one or more of our officers or directors, who may also serve as officers of the portfolio company. We indemnify our officers and directors for serving on the boards of directors or as officers of portfolio companies, which exposes us to additional risks. Particularly during the early stages of an investment, we may in effect be conducting the operations of the portfolio company. As a venture company emerges from the developmental stage with greater management depth and experience, we expect that our role in the portfolio company's operations will diminish. Our goal is to assist each company in establishing its own independent capitalization, management and board of directors. We expect to be able to reduce our involvement in those start-up companies which become successful.

	Debt Obligations

	We may hold debt securities for income and as a reserve pending more speculative investments. Debt obligations may include U.S. government and government agency securities, commercial paper, bankers' acceptances, receivables or other asset-based financing, notes, bonds, debentures, or other debt obligations of any nature and repurchase agreements related to these securities. These obligations may have varying terms with respect to security or credit support, subordination, purchase price, interest payments and maturity from private, public or governmental issuers of any type located anywhere in the world. We may invest in debt obligations of companies with operating histories that are unprofitable or marginally profitable, that have negative net worth or are involved in bankruptcy or reorganization proceedings, or that are start-up or development stage entities. In addition, we may participate in the acquisition or divestiture of companies or divisions of companies through issuance or receipt of debt obligations.

	It is likely that our investments in debt obligations will be of varying quality, including non-rated, highly speculative debt investments with limited marketability. Investments in lower-rated and non-rated securities, commonly referred to as "junk bonds," are subject to special risks, including a greater risk of loss of principal and non-payment of interest.
Generally, lower-rated securities offer a higher return potential than higher-rated securities but involve greater volatility of price and greater risk of loss of income and principal, including the possibility of default or bankruptcy of the issuers of these securities. Lower-rated securities and comparable non-rated securities will likely have large uncertainties or major risk exposure to adverse conditions and are predominantly speculative with respect to the issuer's capacity to pay interest and repay principal in accordance with the terms of the obligation. The occurrence of adverse conditions and uncertainties to issuers of lower-rated securities would likely reduce the value of lower-rated securities held by us, with a commensurate effect on the value of our shares.

	The markets in which lower-rated securities or comparable non-rated securities are traded generally are more limited than those in which higher-rated securities are traded. The existence of limited markets for these securities may restrict our ability to obtain accurate market quotations for the purposes of valuing lower-rated or non-rated securities and calculating net asset value or to sell securities at their fair value. Any economic downturn could adversely affect the ability of issuers' lower-rated securities to repay principal and pay interest thereon.
The market values of lower-rated and non-rated securities also tend to be more sensitive to individual corporate developments and changes in economic conditions than higher-rated securities.
 In addition, lower-rated securities and comparable non-rated securities generally present a higher degree of credit risk. Issuers of lower-rated securities and comparable non-rated securities are often highly leveraged and may not have more traditional methods of financing available to them, so that their ability to service their debt obligations during an economic downturn or during sustained periods of rising interest rates may be impaired. The risk of loss owing to default by these issuers is significantly greater because lower-rated securities and comparable non-rated securities generally are unsecured and frequently are subordinated to the prior payment of senior indebtedness. We may incur additional expenses to the extent that we are required to seek recovery upon a default in the payment of principal or interest on our portfolio holdings.

	The market value of investments in debt securities that carry no equity participation usually reflects yields generally available on securities of similar quality and type at the time purchased. When interest rates decline, the market value of a debt portfolio already invested at higher yields can be expected to rise if the securities are protected against early call. Similarly, when interest rates increase, the market value of a debt portfolio already invested at lower yields can be expected to decline. Deterioration in credit quality also generally causes a decline in market value of the security, while an improvement in credit quality generally leads to increased value.

	Foreign Securities

	We may make investments in securities of issuers whose principal operations are conducted outside the United States, and whose earnings and securities are stated in foreign currency. In order to maintain our status as a business development company, our investments in the stocks of companies organized outside the U.S. would be limited to 30% of our assets, because we must invest at least 70% of our assets in "qualifying assets" and foreign companies are not "qualifying assets." We do not anticipate investing a significant portion of our assets in foreign companies.

	Compared to otherwise comparable investments in securities of U.S. issuers, currency exchange risk of securities of foreign issuers is a significant variable. The value of these investments to us will vary with the relation of the currency in which they are denominated to the U.S. dollar, as well as with intrinsic elements of value such as credit risk, interest rates and performance of the issuer. Investments in foreign securities also involve risks relating to economic and political developments, including nationalization, expropriation, currency exchange freezes and local recession. Securities of many foreign issuers are less liquid and more volatile than those of comparable U.S. issuers. Interest and dividend income and capital gains on our foreign securities may be subject to withholding and other taxes that may not be recoverable by us.
We may seek to hedge all or part of the currency risk of our investments in foreign securities through the use of futures, options and forward currency purchases or sales.

	Intellectual Property

	We believe there is a role for organizations that can assist in technology transfer. Scientists and institutions that develop and patent intellectual property perceive the need for and rewards of entrepreneurial commercialization of their inventions.

	Our form of investment may be:

        o funding research and development in the development of a technology;

        o obtaining licensing rights to intellectual property or patents;

        o  acquiring intellectual property or patents; or

        o forming and funding companies or joint ventures to commercialize further intellectual property.

	Income from our investments in intellectual property or its development may take the form of participation in licensing or royalty income, fee income, or some other form of remuneration. Investment in developmental intellectual property rights involves a high degree of risk that can result in the loss of our entire investment as well as additional risks including uncertainties as to the valuation of an investment and potential difficulty in liquidating an investment. Further, investments in intellectual property generally require investor patience as investment return may be realized only after or over a long period. At some point during the commercialization of a technology, our investment may be transformed into ownership of securities of a development stage or start-up company as discussed under "Venture Capital Investments" above.

Other Strategies

	In pursuit of our investment strategy, we may employ one or more of the following strategies in order to enhance investment results.

	Borrowing and Margin Transactions

	We may from time to time borrow money or obtain credit by any lawful means from banks, lending institutions, other entities or individuals, in negotiated transactions. We may issue, publicly or privately, bonds, debentures or notes, in series or otherwise, with interest rates and other terms and provisions, including conversion rights, on a secured or unsecured basis, for any purpose, up to the maximum amounts and percentages permitted for closed-end investment companies under the 1940 Act. The 1940 Act currently prohibits us from borrowing any money or issuing any other senior securities (other than preferred stock and other than temporary borrowings of up to 5% of our assets), if in giving effect to the borrowing or issuance, the value of our total assets would be less than 200% of our total liabilities (other than liabilities not constituting senior securities). We may pledge assets to secure any borrowings. We currently have no leverage and have no current intention to issue preferred stock.

	A primary purpose of our borrowing power is for leverage, to increase our ability to acquire investments both by acquiring larger positions and by acquiring more positions. Borrowings for leverage accentuate any increase or decrease in the market value of our investments and thus our net asset value. Because any decline in the net asset value of our investments will be borne first by holders of common stock, the effect of leverage in a declining market would be a greater decrease in net asset value applicable to the common stock than if we were not leveraged. Any decrease would likely be reflected in a decline in the market price of our common stock. To the extent the income derived from assets acquired with borrowed funds exceeds the interest and other expenses associated with borrowing, our total income will be greater than if borrowings were not used. Conversely, if the income from assets is not sufficient to cover the borrowing costs, our total income will be less than if borrowings were not used. If our current income is not sufficient to meet our borrowing costs (repayment of principal and interest), we might have to liquidate our investments when it may be disadvantageous to do so. Our borrowings for the purpose of buying most liquid equity securities will be subject to the margin rules, which require excess liquid collateral marked to market daily. If we are unable to post sufficient collateral, we will be required to sell securities to remain in compliance with the margin rules.
These sales might be at disadvantageous times or prices.

Repurchase of Shares

	Our shareholders do not have the right to compel us to redeem our shares. We may, however, purchase outstanding shares of our common stock from time to time, subject to approval of our board of directors and compliance with applicable corporate and securities laws. The board of directors may authorize purchases from time to time when they are deemed to be in the best interests of our shareholders, but could do so only after notification to shareholders. The board of directors may or may not decide to undertake any purchases of our common stock.

	Our repurchases of our common shares would decrease our total assets and would therefore likely have the effect of increasing our expense ratio. Subject to our investment restrictions, we may borrow money to finance the repurchase of our common stock in the open market pursuant to any tender offer.
 Interest on any borrowings to finance share repurchase transactions will reduce our net assets. If, because of market fluctuations or other reasons, the value of our assets falls below the required 1940 Act coverage requirements, we may have to reduce our borrowed debt to the extent necessary to comply with the requirement. To achieve a reduction, it is possible that we may be required to sell portfolio securities at inopportune times when it may be disadvantageous to do so. Since 1998, we have repurchased a total of 1,828,740 shares of our common stock at a total cost of $3,405,531, or $1.86 per share. Because we intend to continue investing in tiny technology, our board of directors does not currently intend to authorize the purchase of additional shares of our common stock.

Portfolio Company Turnover

	Changes with respect to portfolio companies will be made as our management considers necessary in seeking to achieve our investment objective. The rate of portfolio turnover will not be treated as a limiting or relevant factor when circumstances exist which are considered by management to make portfolio changes advisable.

	Although we expect that many of our investments will be relatively long term in nature, we may make changes in our particular portfolio holdings whenever it is considered that an investment no longer has substantial growth potential or has reached its anticipated level of performance, or (especially when cash is not otherwise available) that another investment appears to have a relatively greater opportunity for capital appreciation.

We may also make general portfolio changes to increase our cash to position us in a defensive posture. We may make portfolio changes without regard to the length of time we have held an investment, or whether a sale results in profit or loss, or whether a purchase results in the reacquisition of an investment which we may have only recently sold.

	The portfolio turnover rate may vary greatly from year to year as well as during a year and may also be affected by cash requirements.

Investment Restrictions

	When we were a regulated investment company, pursuant to a requirement under the 1940 Act, we provided that our investment objective and the following investment restrictions were fundamental and could not be changed without the approval of the holders of a majority of our outstanding voting securities (defined in the 1940 Act as the lesser of (a) more than 50% of the outstanding shares or (b) 67% or more of the shares represented at a meeting at which more than 50% of the outstanding shares are represented). The provisions of the 1940 Act regarding fundamental investment restrictions and objectives are not applicable to business development companies and accordingly we believe that the following restrictions do not apply to us although we have as a matter of fact conducted our operations consistently with them. Satisfaction of these restrictions was measured only at the time of a transaction, with the result that later changes in percentage resulting from changing market values, for example, would not be considered a deviation from policy. Under these restrictions, prior to becoming a business development company, we could not:

       (1) invest more than 25% of the value of our total assets in any one industry;

       (2)  issue senior securities other than:

            (a) preferred stock not in excess of the excess of 50% of our total assets over any senior securities described in clause (b) below that are outstanding,

            (b) senior securities other than preferred stock (including borrowing money, including on margin if margin securities are owned and through entering into reverse repurchase agreements, and providing guaranties) not in excess of 33 1/3% of our total assets, and

            (c) borrowings of up to 5% of our total assets for temporary purposes without regard to the amount of senior securities outstanding under clauses (a) and (b) above; provided, however, that our obligations under interest rate swaps, when issued and forward commitment transactions and similar transactions are not treated as senior securities if covering assets are appropriately segregated; or pledge our assets other than to secure the issuances or in connection with hedging transactions, short sales, when-issued and forward commitment transactions and similar investment strategies.

                 For purposes of clauses (a), (b) and (c) above, "total assets" shall be calculated after giving effect to the net proceeds of any issuance and net of any liabilities and indebtedness that do not constitute senior securities except for liabilities and indebtedness as are excluded from treatment as senior securities by the proviso to this item (2);

      (3) make loans of money or property to any person, except through loans and guaranties to entities, loans of portfolio securities, the acquisition of fixed income obligations consistent with our investment objective and policies or the acquisition of securities subject to repurchase agreements;

      (4) underwrite the securities of other issuers, except to the extent that in connection with the disposition of portfolio securities or the sale of our own securities we may be deemed to be an underwriter;

      (5) purchase or sell real estate or interests therein in excess of our total assets;

      (6) purchase or sell commodities or purchase or sell commodity contracts except for hedging purposes or in connection with business operations and except for precious metals and coins; or

      (7) make any short sale of securities except in conformity with applicable laws, rules and regulations and unless, in giving effect to the sale, the market value of all securities sold short does not exceed 25%, except short sales "against the box" which are not subject to the limitation, of the value of our total assets and our aggregate short sales of a particular class of securities does not exceed 25% of the then-outstanding securities of that class.

Competition

	Numerous companies and individuals are engaged in the venture capital business and such business is intensely competitive. Many of the competitors have significantly greater financial and other resources and managerial capabilities than us and are therefore in a better position than us to obtain access to attractive venture capital investments. There can be no assurance that we will be able to compete against these competitors for attractive investments.

Regulation

	The Small Business Investment Incentive Act of 1980 added the provisions of the 1940 Act applicable to BDCs, which are a special type of company. After filing its election to be treated as a BDC, a company may not withdraw its election without first obtaining the approval of holders of a majority of its outstanding voting securities. The following is a brief description of the 1940 Act provisions applicable to BDCs, and is qualified in its entirety by reference to the full text of the 1940 Act and the rules issued thereunder by the SEC.

                                  10
	Generally, to be eligible to elect BDC status, a company must primarily engage in the business of furnishing capital and making significant managerial assistance available to companies which do not have ready access to capital through conventional financial channels. Such portfolio companies are termed "eligible portfolio companies." In general, in order to qualify as a BDC, a company must (i) be a domestic company; (ii) have registered a class of its securities pursuant to Section 12 of the Securities Exchange Act of 1934; (iii) operate for the purpose of investing in the securities of certain types of portfolio companies, namely, early stage or emerging companies and businesses suffering or just recovering from financial distress (see following paragraph); (iv) make available significant managerial assistance to such portfolio companies; and (v) file a proper notice of election with the SEC.

	An eligible portfolio company generally is a domestic company that is not an investment company and that (i) does not have a class of equity securities on which "margin" credit can be extended or (ii) is controlled by a BDC (control under the 1940 Act is presumed to exist where a BDC owns at least 25 percent of the outstanding voting securities of the portfolio company).

	We will be periodically examined by the SEC for compliance with the 1940 Act.

	As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of the directors must be persons who are not interested persons, as that terms is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our shareholders arising from willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.

	The 1940 Act prohibits or restricts companies subject to the 1940 Act from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the 1940 Act requires that at least 70 percent of the value of our assets consist of qualifying assets. Qualifying assets include: (i) securities of companies that were eligible portfolio companies at the time we acquired their securities; (ii) securities of bankrupt or insolvent companies that were eligible portfolio companies at the time of our initial investment in those companies; (iii) securities received in exchange for or distributed in or with respect to any of the foregoing; and (iv) cash items, government securities and high quality short-term debt. The 1940 Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered qualifying assets.

	We are permitted by the 1940 Act, under specified conditions, to issue multiple classes of senior debt and a single class of preferred stock if our asset coverage, as defined in the 1940 Act, is at least 200 percent after the issuance of the debt or the preferred stock (i.e., such senior securities may not be in excess of its net assets). Under specific conditions, we are also permitted by the 1940 Act to issue warrants.

	Except under certain conditions, we may sell our securities at a price that is below the prevailing net asset value per share only after a majority of our disinterested directors have determined that such sale would be in the best interest of us and our stockholders and upon the approval by the holders of a majority of our outstanding voting securities, including a majority of the voting securities held by non-affiliated persons.
 If the offering of the securities is underwritten, a majority of the disinterested directors must determine in good faith that the price of the securities being sold is not less than a price which closely approximates market value of the securities, less any distribution discount or commission. As defined by the 1940 Act, the term "majority of the Company's outstanding voting securities" means the vote of (i) 67 percent or more of our common stock present at the meeting, if the holders of more than 50 percent of the outstanding common stock are present or represented by proxy or (ii) more than 50 percent of our outstanding common stock, whichever is less.

	Certain transactions involving certain closely related persons of the Company, including its directors, officers and employees, may require the prior approval of the SEC. However, the 1940 Act ordinarily does not restrict transactions between us and our portfolio companies.

Subchapter M Status

	We elected to be treated as a Regulated Investment Company (a "RIC"), taxable under Subchapter M of the Internal Revenue
Code (the "Code"), for federal income tax purposes . In general, a RIC is not taxable on its income or gains to the extent it distributes such income or gains to its shareholders. In order to qualify as a RIC, we must, in general, (1) annually derive at least 90 percent of our gross income from dividends, interest and gains from the sale of securities and similar sources (the
"Income Source Rule"); (2) quarterly meet certain investment asset diversification requirements; and (3) annually distribute at least 90 percent of our investment company taxable income as a dividend (the "Income Distribution Rule"). Any taxable investment company income not distributed will be subject to corporate level tax. Any taxable investment company income distributed generally will be taxable to shareholders as dividend income.

	In addition to the requirement that we must annually distribute at least 90 percent of our investment company taxable income, we may either distribute or retain our realized net capital gains from investments, but any net capital gains not distributed may be subject to corporate level tax. Any net capital gains distributed generally will be taxable to shareholders as long-term capital gains.

	If necessary for liquidity purposes or to fund investment opportunities, in lieu of actually distributing our realized net capital gains, we as a RIC may retain such net capital gains and elect to be deemed to have made a distribution of the gains, or part thereof, to our shareholders under the "designated undistributed capital gain" rules of the Code. In that case, the "deemed dividend" generally will be taxable to the shareholders as long-term capital gains, although we would pay tax, at the corporate rate, on the distribution, and the shareholders would receive a tax credit equal to their proportionate share of the tax paid.

	To the extent that we declare a deemed dividend, each shareholder will receive an IRS Form 2439 which will reflect receipt of the deemed dividend income and a tax credit equal to the shareholder's proportionate share of the tax paid by us.
This tax credit, which is paid at the corporate rate, is often credited at a higher rate than the actual tax due by a shareholder on the deemed dividend income. The "residual" credit can be used by the shareholder to offset other taxes due in that year or to generate a tax refund to the shareholder. (See "Note 6 of Notes to Consolidated Financial Statements" contained in
Item 8. "Consolidated Financial Statements and Supplementary Data" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments - Subchapter M Status.")

	The following simplified examples illustrate the tax treatment under Subchapter M of the Code for us and our individual shareholders with regard to three possible distribution alternatives, assuming a net capital gain of $1.00 per share, consisting entirely of sales of non-real property assets held for more than 12 months.

	Under Alternative A: 100 percent of net capital gain declared as a cash dividend and distributed to shareholders:

	1.  No federal taxation at the Company level.

	2. Taxable shareholders receive a $1.00 per share dividend and pay a maximum federal tax of 15 percent* or $.15 per share, retaining $.85 per share.

	Under Alternative B: 100 percent of net capital gain retained by the Company and designated as "undistributed capital gain" or deemed dividend:

	1. The Company pays a corporate-level federal income tax of 35 percent on the undistributed gain or $.35 per share and retains 65 percent of the gain or $.65 per share.

	2. Taxable shareholders increase their cost basis in their stock by $.65 per share. They pay a 15 percent* federal capital gains tax on 100 percent of the undistributed gain of $1.00 per share or $.15 per share in tax. Offsetting this tax, shareholders receive a tax credit equal to 35 percent of the undistributed gain or $.35 per share.

	Under Alternative C: 100 percent of net capital gain retained by the Company, with no designated undistributed capital gain or deemed dividend:

	1. The Company pays a corporate-level federal income tax of 35 percent on the retained gain or $.35 per share plus an excise tax of four percent of $.98 per share, or about $.04 per share.

	2.  There is no tax consequence at the shareholder level.


*Assumes all capital gains qualify for long-term rates of 15 percent.

	Although we may retain income and gains subject to the limitations described above (including paying corporate level tax on such amounts), we could be subject to an additional four percent excise tax if we fail to distribute 98 percent of our aggregate annual taxable income.

	As noted above, in order to qualify as a RIC, we quarterly must meet certain investment asset diversification requirements.
 Because of the specialized nature of our investment portfolio, we have been able to satisfy the diversification requirements under Subchapter M of the Code only as a result of its receipt of certifications from the SEC under the Code with respect to each taxable year beginning after 1998 that it was "principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available" for such year.

	Although we received SEC certifications for 1999-2002, there can be no assurance that we will receive such certification for 2003 or subsequent years (to the extent we need additional certifications as a result of changes in our portfolio). If we require, but fail to obtain, the SEC certification for a taxable year, we will fail to qualify as a RIC for such year. We will also fail to qualify as a RIC for a taxable year if we do not satisfy the Income Source Rule or Income Distribution Rule for such year. In the event we do not qualify as a RIC for any taxable year, we will be subject to federal tax with respect to all of our taxable income, whether or not distributed. In addition, all our distributions in that situation generally will be taxable as ordinary dividends.

	Although we generally intend to qualify as a RIC for each taxable year, under certain circumstances we may choose to take action with respect to one or more taxable years to ensure that we would be taxed under Subchapter C of the Code (rather than Subchapter M) for such year or years. We will take such action only if we determine that the result of the action will benefit us and our shareholders.

	Prior to 1999, we were taxable under Subchapter C of the Code (a "C Corporation"). Under the Code, a C Corporation that elects to be treated as a RIC for federal tax purposes is taxable on the effective date of the election to the extent of any gain built into its assets ("C Corporation Assets") on such date ("Built-In Gain"). However, a C Corporation may elect alternatively to be taxable on such Built-In Gain as such gain is realized during the 10-year period beginning on the effective date of its RIC election (the "Inclusion Period"). We had Built-In Gains at the time of its qualification as a RIC and elected to be taxed on any Built-In Gain realized during the Inclusion Period. Prior to 1999, we incurred ordinary and capital losses from our operations. After our election of RIC status, those losses remained available to be carried forward to subsequent taxable years. Recently issued Internal Revenue Service regulations confirm that such losses may be used to offset realized Built-In Gains and, to the extent so used, to eliminate C Corporation taxation of such gains. We have previously used loss carryforwards to offset Built-In Gains. As of January 1, 2004, the Company had $501,640 of pre-1999 loss carryforwards remaining and $4,663,457 of unrealized Built-In Gains.

Subsidiaries

	Harris & Harris Enterprises, Inc. ("Enterprises") is a 100 percent wholly owned subsidiary of the Company and is consolidated in our financial statements. Enterprises held the lease for our office space until it expired on July 31, 2003, which it sublet to us and an unaffiliated party; is a partner in Harris Partners I, L.P. and is taxed as a C Corporation. Harris Partners I, L.P. is a limited partnership and, until December 31, 2002, owned a 20 percent limited partnership interest in PHZ Capital Partners L.P. Currently, Harris Partners I, L.P. owns our interest in AlphaSimplex Group, LLC. The partners of Harris Partners I, L.P. are Harris & Harris Enterprises, Inc. (sole general partner) and Harris & Harris Group, Inc. (sole limited partner).

Employees

	We currently employ directly six full-time employees, including Daniel V. Leff who joined us as of January 19, 2004.

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

	Our portfolio companies working with tiny technology may be particularly susceptible to intellectual property litigation.

	Research and commercialization efforts in tiny technology are being undertaken by a wide variety of government, academic and private corporate entities. As additional commercially viable applications of tiny technology begin to emerge, ownership of intellectual property on which these products are based may be contested. Any litigation over the ownership of, or rights to, any of our portfolio companies' technologies or products would have a material adverse effect on that company's value and may have a material adverse effect on the value of our common stock.

	Our portfolio companies may not successfully market their products.

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

	Most of the companies in which we have made or will make investments are susceptible to economic slowdowns or recessions.
 An economic slowdown or adverse capital or credit market conditions may affect the ability of a company in our portfolio to raise additional capital from venture capital or other sources or to engage in a liquidity event such as an initial public offering or merger. These conditions may lead to financial losses in our portfolio, which could have a material adverse effect on the value of our common stock.

	The value of our portfolio and the value of our common stock could be adversely affected if the technologies utilized by our portfolio companies are found to cause health or environmental risks.

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

	Our business of making private equity investments and positioning our portfolio companies for liquidity events may be adversely affected by current and future capital markets and economic conditions. The public equity markets currently provide little opportunity for liquidity events, even for more mature technology companies than those in which we typically invest.
The potential for public market liquidity could further decrease and could lead to an inability to realize potential gains or could lead to financial losses in our portfolio and a decrease in our revenues, net income and assets. Recent government reforms affecting stock markets, investment banks and securities research practices may make it more difficult for privately held companies to complete successful initial public offerings of their equity securities. Slowdowns in initial public offerings also have an adverse effect on the frequency and valuations of acquisitions of privately held companies. The lack of opportunities to sell investments in privately held companies also has an adverse effect on the ability of these companies to raise capital.

	Even if our portfolio companies complete initial public offerings, the returns on our investments may be uncertain.

	When companies in which we have invested as private entities complete initial public offerings of their securities, these newly issued securities are by definition unseasoned issues. Unseasoned issues tend to be highly volatile and have uncertain liquidity, which may negatively affect their price. In addition, we are typically subject to lock-up provisions which prohibit us from selling our investments into the public market for specified periods of time after initial public offerings. The market price of securities that we hold may decline substantially before we are able to sell these securities. Most initial public offerings of technology companies are listed on the Nasdaq National Market.
 Recent government reforms of the Nasdaq National Market have made market making by broker-dealers less profitable, which has caused broker-dealers to reduce their market making activities, thereby making the market for unseasoned stocks less liquid.

Risks related to our company.

	Because there is generally no established market in which to value our investments, our valuation committee's value determinations may differ materially from the values that a ready market or third party would attribute to these investments.

	There is generally no public market for the equity securities in which we invest. Pursuant to the requirements of the Investment Company Act of 1940, which we refer to as the 1940 Act, we value substantially all of the equity securities in our portfolio at fair value as determined in good faith by the valuation committee of our board of directors within the guidelines established by the board of directors. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment pursuant to specified valuation principles and processes. We are required by the 1940 Act to value specifically each individual investment on a quarterly basis and record unrealized depreciation for an investment that we believe has become impaired. Conversely, we must record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value that we assign to our investments may differ from the values that would have been used had a ready market existed for the investments, and the difference could be material. Any changes in fair value are recorded in our consolidated statements of operations as a change in the "Net (decrease) increase in unrealized appreciation on investments."

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

	Our employee profit-sharing plan requires us to distribute to our officers and employees 20% of our net after-tax realized income as reflected on our consolidated statements of operations for that year, less the non-qualifying gain, if any. These distributions may have a significant effect on the amount of distributions made to our shareholders, if any.

	Approximately 34% of the net asset value attributable to our venture capital investment portfolio, or 12% of our net asset value, as of December 31, 2003, is concentrated in one company, NeuroMetrix, Inc., which is not a tiny technology company.

	At December 31, 2003, we valued our investment in NeuroMetrix, Inc., which is not a tiny technology company, at $5,075,426, which represents 33.60% of the net asset value attributable to our venture capital investment portfolio, or 12.48% of our net asset value. Any downturn in the business outlook of NeuroMetrix, Inc., or any failure of the products of NeuroMetrix, Inc. to receive widespread acceptance in the marketplace, would have a significant effect on our specific investment in NeuroMetrix, Inc. and the overall value of our portfolio.

	Approximately 39% of the net asset value attributable to our venture capital investment portfolio, or 15% of our net asset value, as of December 31, 2003, is not invested in tiny technology.

	Although all 12 of our investments added since August 2001 have been in tiny technology companies, and although we consider 13 of the companies in our venture capital investment portfolio to be tiny technology companies, at December 31, 2003, only
60.74% of the net asset value attributable to our venture capital investment portfolio, or 22.56% of our net asset value, was invested in tiny technology companies, which may limit our ability to achieve our investment objective.

	We are dependent upon key management personnel for future success.

	We are dependent for the selection, structuring, closing and monitoring of our investments on the diligence and skill of our senior management and other key advisers. We utilize lawyers and outside consultants, including two of our directors, Dr. Kelly S. Kirkpatrick and Lori D. Pressman, to assist us in conducting due diligence when evaluating potential investments. There is generally no publicly available information about the companies in which we invest, and we rely significantly on the diligence of our employees and advisers to obtain information in connection with our investment decisions. Our future success to a significant extent depends on the continued service and coordination of our senior management team, and particularly depends on our Chairman and Chief Executive Officer, Charles E. Harris. The departure of any of our executive officers, key employees or advisers could materially adversely affect our ability to implement our business strategy. We do not maintain for our benefit any key man life insurance on any of our officers or employees. Our President, Chief Operating Officer and Chief Financial Officer, Mel P. Melsheimer, is scheduled to retire on December 31, 2004, pursuant to the Mandatory Retirement Plan. We could be adversely affected by his retirement.

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

	We face substantial competition in our investing activities from many competitors, including but not limited to, private venture capital funds; investment affiliates of large industrial, technology, service and financial companies; small business investment companies; wealthy individuals; and foreign investors.
 Our most significant competitors typically have significantly greater financial resources than we do. Many sources of funding compete for a small number of attractive investment opportunities. Hence, we face substantial competition in sourcing good investment opportunities on terms of investment that are commercially attractive.

	In addition to the difficulty of finding attractive investment opportunities, our status as a regulated business development company may hinder our ability to participate in investment opportunities or to protect the value of existing investments.

	We are required to disclose on a quarterly basis the names and business descriptions of our portfolio companies and the value of any portfolio securities. Most of our competitors are not subject to these disclosure requirements. Our obligation to disclose this information could hinder our ability to invest in some portfolio companies. Additionally, other current and future regulations may make us less attractive as a potential investor than a competitor not subject to the same regulations.

	Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

	Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as "follow-on" investments, in order to: (1) increase or maintain in whole or in part our ownership percentage; (2) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or (3) attempt to preserve or enhance the value of our investment. Recently, "pay to play" provisions have become common in venture capital transactions. These provisions require proportionate investment in subsequent rounds of financing in order to preserve preferred rights such as anti-dilution protection or even to prevent preferred shares from being converted to common shares.

	We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. We have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation, or may cause us to lose some or all preferred rights pursuant to "pay to play" provisions. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities or because we are inhibited by compliance with business development company requirements or the desire to maintain our tax status.

	Bank borrowing or the issuance of debt securities or preferred stock by us to fund investments in portfolio companies or to fund our operating expenses would make our total return to common shareholders more volatile.

	Use of debt or preferred stock as a source of capital entails two primary risks. The first risk is that the use of debt leverages our available common equity capital, magnifying the impact on net asset value of changes in the value of our investment portfolio. For example, a business development company that uses 33% leverage (that is, $50 of leverage per $100 of common equity) will show a 1.5% increase or decline in net asset value for each 1% increase or decline in the value of its total assets. The second risk is that the cost of debt or preferred stock financing may exceed the return on the assets the proceeds are used to acquire, thereby diminishing rather than enhancing the return to common shareholders. To the extent that we utilize debt or preferred stock financing for any purpose, these two risks would likely make our total return to common shareholders more volatile. In addition, we might be required to sell investments, in order to meet dividend, interest or principal payments, when it may be disadvantageous for us to do so.

	As provided in the 1940 Act and subject to some exceptions, we can issue debt or preferred stock so long as our total assets immediately after the issuance, less some ordinary course liabilities, exceed 200% of the sum of the debt and any preferred stock outstanding. The debt or preferred stock may be convertible in accordance with SEC guidelines, which may permit us to obtain leverage at more attractive rates. The requirement under the 1940 Act to pay, in full, dividends on preferred shares or interest on debt before any dividends may be paid on our common stock means that dividends on our common stock from earnings may be reduced or eliminated. An inability to pay dividends on our common stock could conceivably result in our ceasing to qualify as a regulated investment company, or RIC, under the tax Code, which would be materially adverse to the holders of our common stock.

	We are authorized to issue preferred stock, which would convey special rights and privileges to its owners.

	We are currently authorized to issue up to 2,000,000 shares of preferred stock, under terms and conditions determined by our board of directors. These shares would have a preference over our common stock with respect to dividends and liquidation. The statutory class voting rights of any preferred shares we would issue could make it more difficult for us to take some actions that may, in the future, be proposed by the board and/or holders of common stock, such as a merger, exchange of securities, liquidation or alteration of the rights of a class of our securities if these actions were perceived by the holders of the preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

	Loss of status as a RIC would reduce our net asset value and distributable income.

	We currently qualify as a RIC under the tax Code. As a RIC, we do not have to pay federal income taxes on our income
(including realized gains) that is distributed to our shareholders. Accordingly, we are not permitted under accounting rules to establish reserves for taxes on our unrealized capital gains. If we failed to qualify for RIC status, to the extent that we had unrealized gains, we would have to establish reserves for taxes, which would reduce our net asset value, net of a reduction in the reserve for employee profit sharing, accordingly. To the extent that we, as a RIC, were to decide to make a deemed distribution of net realized capital gains and retain the net realized capital gains, we would have to establish appropriate reserves for taxes upon making that decision.

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

	As a RIC, we must annually distribute at least 90% of our investment company taxable income as a dividend and may either distribute or retain our realized net capital gains from investments. As a result, these earnings may not be available to fund investments. If we fail to generate net realized capital gains or to obtain funds from outside sources, it would have a material adverse effect on our financial condition and results of operations as well as our ability to make follow-on and new investments. Because of the structure and objectives of our business, we generally expect to experience net operating losses and rely on proceeds from sales of investments, rather than on investment income, to defray a significant portion of our operating expenses. These sales are unpredictable and may not occur. In addition, as a business development company, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict our ability to borrow to fund these requirements.

	Investment in foreign securities could result in additional risks.

	The Company may invest in foreign securities, although we currently have no investments in foreign securities. If we invest in securities of foreign issuers, we may be subject to risks not usually associated with owning securities of U.S. issuers. These risks can include fluctuations in foreign currencies, foreign currency exchange controls, social, political and economic instability, differences in securities regulation and trading, expropriation or nationalization of assets, and foreign taxation issues. In addition, changes in government administrations or economic or monetary policies in the United States or abroad could result in appreciation or depreciation of our securities and could favorably or unfavorably affect our operations. It may also be more difficult to obtain and enforce a judgment against a foreign issuer. Any foreign investments made by us must be made in compliance with U.S. and foreign currency restrictions and tax laws restricting the amounts and types of foreign investments.

Item 2.	Properties

         The Company maintains its offices at 111 West 57th Street, New York, New York 10019, where it leases approximately 2,600 square feet of office space pursuant to a lease agreement expiring in 2010. (See "Note 7 of Notes to Consolidated
Financial Statements and Schedules" contained in Item 8.
"Consolidated Financial Statements and Supplementary Data.")

Item 3.	Legal Proceedings

         The Company is not a party to any legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

         None

PART II

Item 5.	Market for Company's Common Equity and Related
        Stockholder Matters

Stock Transfer Agent

         The Bank of New York, 101 Barclay Street, Suite 12W, New York, New York 10286 (Telephone 800-524-4458, Attention: Ms. Annette Hogan) serves as transfer agent for our common stock. Certificates to be transferred should be mailed directly to the transfer agent, preferably by registered mail.

Market Prices

         Our common stock is traded on the Nasdaq National Market under the symbol "TINY." The following table sets forth the range of the high and low selling price of the Company's shares during each quarter of the last two years, as reported by Nasdaq National Market. The quarterly stock prices quoted represent interdealer quotations and do not include markups, markdowns or commissions.


            2003 Quarter Ending 	Low	High
            March 31	                $2.36	$3.99
            June 30	                $2.71	$7.95
            September 30	        $4.47	$9.49
            December 31	                $6.18	$12.29

            2002 Quarter Ending	        Low	High
            March 31	                $1.80	$5.50
            June 30	                $2.74	$5.10
            September 30	        $2.00	$2.99
            December 31	                $1.85	$2.49


Dividends

	On January 22, 2002, we announced a deemed dividend of $0.0875 per share for 2001 for a total of $775,620, and in 2002 we paid federal income taxes on behalf of shareholders of $0.030625 per share for a total of $271,467. We paid the tax at the corporate rate on the distribution, and the shareholders received a tax credit equal to their proportionate share of the tax paid.

	We did not pay a cash dividend or declare a deemed dividend for 2002 and 2003.

Recent Sales of Unregistered Securities

	The Company did not sell any equity securities during 2003 that were not registered under the Securities Act of 1933.

Shareholders

	As of February 17, 2004, there were approximately 140 holders of record of the Company's common stock which, the Company has been informed, hold the Company's common stock for approximately 12,450 beneficial owners.

Item 6.  Selected Financial Data

         The following tables should be read in conjunction with the Consolidated Financial Statements and Supplementary Data included in Item 8 of this Form 10-K.


                      Financial Position as of December 31:

 			 	 2003	       2002	     2001	   2000	         1999(1)

Total assets  	          $44,115,128   $35,951,969   $39,682,367   $43,343,423   $65,320,768

Total liabilities	  $ 3,432,390	$ 8,695,923   $15,347,597   $11,509,948   $11,685,963

Net assets	          $40,682,738	$27,256,046   $24,334,770   $31,833,475   $53,634,805

Net asset value per
outstanding share	  $      2.95	$      2.37   $      2.75   $      3.51	  $      5.80

Cash dividends paid	  $      0.00	$      0.00   $      0.00   $   184,817	  $ 3,647,017

Cash dividends paid
per outstanding share	  $      0.00	$      0.00   $      0.00   $      0.02   $      0.35

Shares outstanding	   13,798,845	 11,498,845	8,864,231     9,064,231	    9,240,831


                    Operating Data for year ended December 31:

			 	 2003	       2002	     2001	   2000	         1999(1)

Total investment income	  $   167,785	$   253,461   $   510,661   $   687,050	  $   287,684

Total expenses(2)	  $ 2,731,527	$ 2,124,549   $ 1,035,221   $(2,623,200)  $ 9,924,020

Net operating (loss)
income	                  $(2,563,742)	$(1,871,088)  $  (524,560)  $ 3,310,250	  $(9,636,336)

Total tax expense
(benefit)	          $    13,761	$   199,309   $    27,951   $   (51,869)  $  (733,970)

Net realized (loss)
gain on investments	  $  (984,925)	$ 2,390,302   $ 1,276,366   $ 18,963,832  $ 8,615,670

Net realized (loss)
income	                  $(3,548,667)	$   519,214   $   751,806   $ 22,274,082  $(1,020,666)

Net increase (decrease)
in unrealized
appreciation on
investments	          $   343,397	$(3,241,408)  $(7,641,044)  $(37,781,289) $38,102,047

Net (decrease) increase
in net assets resulting
from operations           $(3,205,270)	$(2,722,194)  $(6,889,238)  $(15,507,207) $37,081,381

(Decrease) increase
in net assets resulting
from operations per
outstanding share	  $     (0.28)	$     (0.24)  $     (0.78)  $      (1.71) $      4.01



(1) Certain reclassifications have been made to the December 31, 1999 financial statements to conform to the December 31, 2000 presentation. Note: See
    "Reclassifications" in Note 2 of Notes to Consolidated Financials.

(2) Included in total expenses are the following profit-sharing (reversals)/ expenses: ($163,049) in 2002; ($984,021) in 2001; ($4,812,675) in 2000;
    $8,110,908 in 1999.


Item 7.	Management's Discussion and Analysis of Financial Condition
        and Results of Operations

	The information contained in this section should be read in conjunction with the Company's 2003 Consolidated Financial
Statements and notes thereto.

Forward-Looking Statements

	The information contained herein contains certain forward-looking statements. These statements include the plans and objectives of management for future operations and financial objectives, portfolio growth and availability of funds. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions.
Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are set forth herein. (See "Risk Factors" contained in Item 1. "Business.") Other factors that could cause actual results to differ materially include the uncertainties of economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements included herein are reasonable, any of the assumptions could be inaccurate and therefore there can be no assurance that the forward-looking statements included or incorporated by reference herein will prove to be accurate. Therefore, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Background and Overview

	We incorporated under the laws of the state of New York in August 1981. In 1983, we completed an initial public offering and invested $406,936 in Otisville BioTech, Inc., which also completed an initial public offering later that year. In 1984, Charles E. Harris purchased a controlling interest in us, thereby also becoming the control person in Otisville. We then divested our other assets and became a financial services company, with the investment in Otisville as the initial focus of our business activity. We hired new management for Otisville, and Otisville acquired new technology targeting the development of a human blood substitute.

	By 1988, we operated two insurance brokerages and a trust company as wholly-owned subsidiaries. In 1989, Otisville changed its name to Alliance Pharmaceutical Corporation, and by 1990, we had completed selling our $406,936 investment in Alliance for total proceeds of $3,923,559.

	In 1992, we sold our insurance brokerage and trust company subsidiaries to their respective managements and registered as an investment company under the 1940 Act, commencing operations as a closed-end, non-diversified investment company. In 1995, we elected to become a business development company subject to the provisions of Sections 55 through 65 of the 1940 Act. Throughout our corporate history, we have made early stage venture capital investments in a variety of industries. In 1994, we made our first tiny technology investment. Since August 2001, we have made initial investments exclusively in tiny technology, including our last 12 initial investments.

	Since our investment in Otisville in 1983, we have made a total of 54 venture capital investments, including four investments, via private placements, in securities of publicly traded companies. We have sold 36 of these 54 investments, realizing total proceeds of $105,659,158 on our invested capital of $38,366,523. Sixteen of these 36 investments were profitable.
 The average and median holding periods for these 36 investments were 3.6 years and 3.3 years, respectively. At December 31, 2003, we valued the 18 venture capital investments remaining in our portfolio at $15,106,576, or 37.13%, of our net assets, net of unrealized depreciation of $2,375,303. At December 31, 2003, the average and median holding periods for our 18 current venture capital investments were 2.9 years and 1.8 years, respectively.

	We have invested a substantial portion of our assets in private, development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth, have little or no history of operations and are developing unproven technologies. At December 31, 2003, $15,106,576, or 37.13%, of our net assets consisted of venture capital investments at fair value, net of unrealized depreciation of $2,375,303. At December 31, 2002, $12,036,077, or 44.2%, of our net assets consisted of venture capital investments at fair value, of which net unrealized depreciation was $2,718,389. At December 31, 2001, $13,120,978,
or 53.9%, of our net assets consisted of venture capital investments at fair value, of which net unrealized appreciation was $1,215,444.

	Because none of our current venture capital investments have readily available market values, we value our venture capital investments each quarter at fair value as determined in good faith by our valuation committee within guidelines established by our board of directors in accordance with the 1940 Act. (See
"Footnote to Consolidated Schedule of Investments" contained in
Item 8. Consolidated Financial Statements and Supplementary
Data.")

	We have broad discretion in the investment of our capital. However, we invest primarily in illiquid equity securities of private companies. Generally, these investments take the form of preferred stock, are subject to restrictions on resale and have no established trading market. Our principal objective is to achieve long-term capital appreciation. Therefore, a significant portion of our investment portfolio provides little or no income in the form of dividends or interest. We do earn interest income from fixed-income securities, including U.S. government and government agency securities. The amount of interest income we earn varies with the average balance of our fixed-income portfolio and the average yield on this portfolio and is not expected to be material to our results of operations.

	General business and capital markets conditions in 2002 and 2003 were adverse for the venture capital industry. There were few opportunities to take venture capital-backed companies public or sell them to established companies. During this period, it was also difficult to finance venture capital-backed companies privately and, in general, for venture capital funds themselves to raise capital.

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

	Net Realized Gain / (Loss) on Investments - the difference between the net proceeds of sales of portfolio securities and their stated cost.

	Net Increase / (Decrease) in Unrealized Appreciation on
Investments - the net change in the fair value of our investment portfolio.

	Because of the structure and objectives of our business, we generally expect to experience net operating losses and seek to generate increases in our net assets from operations through the long term appreciation of our venture capital investments. We have in the past relied, and continue to rely, on proceeds from sales of investments, rather than on investment income, to defray a significant portion of our operating expenses. Because sales of our investments are unpredictable, we attempt to maintain adequate working capital to provide for fiscal periods when we have no sales of investments.

Results of Operations

Years Ended December 31, 2003, 2002, and 2001

	During the three years ended December 31, 2003, 2002, and 2001, we had net decreases in net assets resulting from operations of $3,205,270, $2,722,194 and $6,889,238, respectively.

Investment Income and Expenses:
-------------------------------
During the three years ended December 31, 2003, 2002, and 2001, we had net operating losses of $2,563,742, $1,871,088 and $524,560, respectively. The variation in these results is primarily owing to the changes in operating expenses. During the three years ended December 31, 2003, 2002, and 2001, operating expenses were $2,731,527, $2,124,549 and $1,035,221, respectively. The increase during 2003 was primarily owing to increases in salary and benefits. During 2003, the full year effect of a new employee who started in September 2002 was realized. In addition, we recorded expense of $225,000 owing to the establishment of a Mandatory Retirement Plan in 2003. The increase in expenses in 2002 was primarily owing to the $163,049 reversal of the profit sharing accrual in 2002 versus the $984,021 reversal of the profit sharing accrual in 2001, as well as an increase in salaries and benefits, primarily owing to an increase in the retirement medical benefit expense and the expense of a new employee who started in September 2002, and an increase in professional fees, primarily as a result of expenses associated with new investments and preparation of our proxy statement.

Realized Gains and Losses on Sales of Portfolio Securities:
-----------------------------------------------------------

	During the three years ended December 31, 2003, 2002, and 2001, we realized net (losses) gains on sales of portfolio securities of ($971,164), $3,284,737 and $1,394,781, respectively.

	During 2003, we realized a loss of $1,000,001 on the tax write-off of our investment in Kriton, Inc., which had been previously written-off for book purposes. As a result of the loss realized in 2003 on the tax write-off of Kriton Medical, Inc., unrealized appreciation increased by $1,000,001.

	During 2002, we realized a gain of $4,776,360 from the liquidation of our partnership interest in PHZ Capital Partners L.P., and losses of $350,583 and $1,248,825 from the liquidation of Informio, Inc. and the sale of our previously written-off investment in Schwoo, Inc., respectively.

	During 2001, we realized gains on the sales of our investments in Nanophase Technologies Corporation of $2,762,696 and Genomica Corporation of $1,022,905. We realized losses on the sales of our investments in: Essential.com, Inc., $1,349,512; shares of SciQuest.com, Inc. purchased in the open market, $1,258,679; and MedLogic Global Corporation, $1,033,765. We also realized a gain of $1,266,729 from our partnership interest in PHZ Capital Partners L.P. As a result of the gains and losses realized during 2001, unrealized appreciation decreased by $3,948,271.

Unrealized Appreciation and Depreciation of Portfolio Securities:
-----------------------------------------------------------------

	During the year ended December 31, 2003, net unrealized depreciation on investments decreased by $343,397. During the years ended December 31, 2002, and 2001, net unrealized appreciation decreased by $3,936,534 and $7,731,508, respectively. The decrease in net unrealized depreciation during 2003 was primarily owing to decreases in the valuations of our venture capital investments of $1,421,220, including an increase in unrealized depreciation of Agile Material and Technologies, Inc. of $750,000, Experion Systems, Inc. of $325,662 and NeoPhotonics Corporation of $345,558, offset by a decrease in unrealized depreciation of Continuum Photonics, Inc. of $226,046 and an increase in unrealized appreciation in Nanotechnologies, Inc. of $357,963. In addition, unrealized appreciation increased by $1,000,001 as a result of the loss realized in 2003 on the tax write-off of Kriton Medical, Inc., which had previously been written off for book purposes.

	The decrease during 2002 was primarily owing to decreases in the valuations of our venture capital investments of $3,933,834, including a decrease in unrealized appreciation of NeuroMetrix, Inc. of $1,986,081. Unrealized appreciation (depreciation) on investments was ($2,720,113) and $1,216,420 at December 31, 2002,
and 2001, respectively.

	The decrease in net unrealized appreciation during 2001 was primarily owing to decreases in the valuations of our venture capital investments, including decreases in the valuations of our holdings of Nanophase Technologies Corporation, Genomica Corporation and Schwoo, Inc. of $5,499,664, $1,540,375 and $1,248,827, respectively, offset by increases in unrealized appreciation of $1,528,082 and $1,033,775 as a result of the realization of the losses on the sales of our investments in SciQuest.com, Inc. and MedLogic Global Corporation.

Financial Condition

Year ended December 31, 2003

	At December 31, 2003, our total assets and net assets were $44,115,128 and $40,682,738, respectively. Our NAV at that date was $2.95, and our shares outstanding increased to 13,798,845 versus 11,498,845 at December 31, 2002.

	During the 12 months ended December 31, 2003, significant financial developments included the receipt of net proceeds of $16,631,962 pursuant to the issuance of 2,300,000 new shares of our common stock and a decrease in payable to broker for unsettled trade of $5,696,725. In addition, the value of our venture capital investments increased by $3,070,499, to $15,106,576 at December 31, 2003, primarily owing to three new venture capital investments and five follow-on investments totaling $3,727,718 and increases in the valuations of our venture capital investments of $848,883, offset by write-downs in the valuations of our venture capital investments of $1,506,102.

	The following table is a summary of additions to our portfolio of venture capital investments during the year ended
December 31, 2003:

               New Investment	             Amount
               Chlorogen, Inc.	             $  525,900
               NanoGram Devices Corporation  $  750,000
               Nanosys, Inc.	             $1,500,000

               Follow-on Investment
               Chlorogen, Inc.	             $  259,100
               NanoOpto Corporation	     $  125,000
               Nanotechnologies, Inc.	     $  169,718
               Nantero, Inc.	             $  323,000
               NeoPhotonics, Inc.	     $   75,000
	                                     ----------
               Total	                     $3,727,718
                                             ==========

Year Ended December 31, 2002

	At December 31, 2002, our total assets and net assets were $35,951,969 and $27,256,046, respectively. Our NAV at that date was $2.37, and our shares outstanding increased to 11,498,845 versus 8,864,231 at December 31, 2001.

	During the 12 months ended December 31, 2002, significant financial developments included: (1) the payment of $271,467 in federal income taxes as a result of our deemed dividend distribution to shareholders; (2) a net decrease in the unrealized appreciation of our venture capital investments of $3,933,834, including a decrease in the unrealized appreciation of NeuroMetrix, Inc. of $1,986,081; (3) a decrease in bank loan payable of $12,495,777; (4) the receipt of net proceeds of $5,643,470 pursuant to the issuance and exercise of transferable rights for 2,634,614 new shares of our common stock; and (5) the receipt of $5,700,000 in cash and a recorded receivable in the amount of $786,492 related to the liquidation of our partnership interest in PHZ Capital Partners L.P.

	In addition, the value of our venture capital investments decreased by $1,084,901, to $12,036,077 at December 31, 2002,
primarily owing to seven new venture capital investments and two follow-on investments totaling $7,195,988, partially offset by write-downs in the valuations of our venture capital investments of $5,213,959 and the liquidations of Informio, Inc. and our partnership interest in PHZ Capital Partners L.P., which decreased the value of our venture capital investments by a total of $3,072,382 from the value at December 31, 2001.

	The following table is a summary of additions to our portfolio of venture capital investments for the year ended
December 31, 2002:

          New Investment	                Amount
          Agile Materials & Technologies, Inc.	$1,000,000
          Continuum Photonics, Inc.	        $1,000,000
          Nanopharma Corp.    	                $  700,000
          NanoOpto Corporation	                $  625,000
          Nanotechnologies, Inc.	        $  750,000
          Neo Photonics Corporation	        $1,000,000
          Optiva, Inc.	                        $1,250,000

          Follow-on Investment
          Experion Systems, Inc.	        $  517,706
          NeuroMetrix, Inc.	                $  353,282
	                                        ----------
          Total	                                $7,195,988
                                                ==========

	The following tables summarize the fair value of our portfolios of venture capital investments and U.S. Government and Agency Obligations, as compared with their cost, at December 31, 2003, and December 31, 2002:

			                            December 31,
		                                2003          2002
                                           --------------------------
	Venture capital investments,
          at cost                           $17,481,879   $14,754,466
	Unrealized depreciation (1)	      2,375,303	    2,718,389
	Venture capital investments,        -----------   -----------
          at fair value	                    $15,106,576   $12,036,077
                                            ===========   ===========

			                            December 31,
		                                2003          2002
                                            -------------------------
	U.S. Government and Agency
          Obligations, at cost	            $27,121,899	  $15,452,469
	Unrealized depreciation (1)	          1,413         1,724
	U.S. Government and Agency          -----------   -----------
          Obligations, at fair value	    $27,120,486	  $15,450,745
                                            ===========   ===========

(1) At December 31, 2003, and December 31, 2002, the accumulated unrealized depreciation on investments, including deferred taxes, was $3,221,635 and $3,565,032, respectively.


	The following table summarizes the fair value composition of our venture capital investment portfolio at December 31, 2003, and December 31, 2002:


			                            December 31,
	Category                                2003          2002
                                            -------------------------
	Tiny Technology	                       60.7%	      49.0%
	Other Venture Capital Investments      39.3%          51.0%
                                              -----          -----
	Total Venture Capital Investments     100.0%	     100.0%
                                              =====          =====

Cash Flow

Year Ended December 31, 2003

	Cash flow used in operating activities for the year ended December 31, 2003, was $6,592,321, reflecting the following changes from December 31, 2002, to December 31, 2003: an increase to restricted funds of $455,134; a payment of a payable to a broker for an unsettled trade of $5,696,725; and a decrease to current income tax liability of $857,656. In addition, net realized and unrealized loss on investments was $1,047,140, and the net decrease in net assets resulting from operations was $3,624,643.

	Cash used in investing activities for the year ended
December 31, 2003, was $15,582,923, primarily reflecting an
increase in our investment in U.S. Treasury Bills of  $11,669,430 and investments in private placements of $3,727,718.

	Cash provided by financing activities for the year ended December 31, 2003, was $16,633,462, primarily reflecting net proceeds of $16,631,962 from the issuance of 2,300,000 new shares of our common stock. We expect to invest or earmark for investment the net proceeds within approximately one year, depending on the available investment opportunities for the types of investments that we make. Although we intend to make our initial investments exclusively in companies that we believe are involved significantly in tiny technology, we may also make follow-on investments in existing portfolio companies involved in
other technologies.   Pending investment in portfolio companies,
we intend to invest the net proceeds of any offering of shares of our common stock in time deposits and/or income-producing securities that are issued or guaranteed by the federal government or an agency of the federal government of a government owned corporation, which are likely to yield less than our operating expense ratio. We may also pay operating expenses, including due diligence expenses on potential investments, from the proceeds, which will reduce the net proceeds of any offering of shares of our common stock that we will have available for investment.

Year Ended December 31, 2002

	Cash flow provided by operating activities for the year ended December 31, 2002, was $1,923,048, reflecting the following changes from December 31, 2001, to December 31, 2002: a payable to a broker for an unsettled trade of $5,969,725; an increase in funds held in escrow of $750,000; and an increase in a receivable from a partnership liquidation of $786,492. In addition, net realized and unrealized loss on investments was $651,797, and the net decrease in net assets resulting from operations was $2,722,194.

	Cash provided by investing activities for the year ended December 31, 2002, was $10,751,980, reflecting a decrease in our investment in U.S. Treasury Bills of $10,358,006 and the proceeds from the liquidation of investments of $7,631,100, offset by investments in private placements of $7,195,988.

	Cash used in financing activities for the year ended December 31, 2002, was $6,842,807, reflecting the payment of the outstanding balance on the asset line of credit of $12,495,777, offset by the net proceeds from a rights offering of $5,643,470.
 We intended to invest in tiny technology, under normal circumstances, directly or indirectly, the net proceeds of the rights offering in accordance with our investment objectives and policies, within the 12 months following the receipt of the net proceeds of the rights offering, depending on the available investment opportunities.

Liquidity and Capital Resources

	Our primary sources of liquidity are cash, receivables and freely marketable securities, net of short-term indebtedness.
Our secondary sources of liquidity are restricted securities of companies that are publicly traded. We currently have no restricted securities of companies that are publicly traded.

Year Ended December 31, 2003

	At December 31, 2003, 2002, and 2001, our net primary liquidity was $27,563,886, $16,508,057 and $13,459,654, respectively. On each of those corresponding dates, our secondary liquidity was $0, as we had no restricted securities of companies that are publicly traded.

	Our net primary sources of liquidity are more than adequate to cover our gross cash operating expenses over the next 12 months. Our gross cash operating expenses totaled $2,455,454, $2,256,991 and $1,992,341 in 2003, 2002 and 2001, respectively.

	During the year ended December 31, 2003, the increase in our net primary liquidity was primarily owing to: (1) our payment of federal, state and local taxes; (2) our investments in Chlorogen, Inc., NanoGram Devices Corporation, NanoOpto Corporation,
Nanosys, Inc., Nanotechnologies, Inc., Nantero, Inc. and NeoPhotonics, Inc.; and (3) our use of funds for operating expenses; offset by our receipt of $16,631,962 of net proceeds from an offering of our common stock that closed on December 30, 2003.

	On November 19, 2001, we established an asset account line of credit of up to $12,700,000. The asset account line of credit is secured by our U.S. government and government agency securities. Under the asset account line of credit, we may borrow up to 95% of the current value of our U.S. government and government agency securities. Our outstanding balance under the asset line of credit at both December 31, 2003, and December 31, 2002, was $0. The asset line of credit bears interest at a rate of the Broker Call Rate plus 50 basis points.

Year Ended December 31, 2002

	At December 31, 2002, and 2001, our net primary liquidity was $16,508,057 and $13,459,654, respectively. On each of the corresponding dates, our secondary liquidity was $0. Our tertiary source of liquidity was our partnership interest in PHZ Capital Partners L.P., from which we received cash distributions in 2002 and 2001 of $6,588,661 and $172,068, respectively. We liquidated our 20% partnership interest in PHZ for $5,700,000 effective December 31, 2002, and we received a final distribution of $786,492 on January 16, 2003. At December 31, 2002, this final distribution of $786,492 was included in net primary liquidity as a receivable.

	During the year ended December 31, 2002, the increase in our net primary liquidity was primarily owing to: (1) our payment of federal income taxes; (2) our investments in Nanopharma Corp., NanoOpto Corporation, NeoPhotonics Corporation, Experion Systems, Inc., Continuum Photonics, Inc., Nanotechnologies, Inc., Optiva, Inc., Agile Materials & Technologies, Inc. and NeuroMetrix, Inc.;
(3) our funds held in escrow for a pending venture capital investment; and (4) our use of funds for operating expenses;
offset by our receipt of $5,643,470 of net proceeds from a rights offering of our common stock that closed July 31, 2002.

Critical Accounting Policies

	Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and those that require management's most difficult, complex or subjective judgments. Our critical accounting policies are those applicable to the valuation of investments.

Valuation of Portfolio Investments

	As a business development company, we invest primarily in illiquid securities including debt and equity securities of private companies. The investments are generally subject to restrictions on resale and generally have no established trading market. We value substantially all of our equity investments at fair value as determined in good faith by our valuation committee on a quarterly basis. The valuation committee, comprised of at least three or more non-interested board members, reviews and approves the valuation of our investments within the guidelines established by the board of directors. Fair value is generally


                          36

defined as the amount that an investment could be sold for in an orderly disposition over a reasonable time. Generally, to increase objectivity in valuing our assets, external measures of value, such as public markets or third party transactions, are utilized whenever possible. Valuation is not based on long term work-out value, nor immediate liquidation value, nor incremental value for potential changes that may take place in the future.

Recent Developments -- Portfolio Companies

During 2004 to the date of this filing, we have made three follow-on investments totaling $688,401 and one new investment of $150,000 in privately held tiny-technology companies.

In January 2004, we sold our investment in the preferred stock of NeoPhotonics, Inc., which had been valued at $0, for $10. We will realize a tax loss of $915,108 on the transaction, which had previously been written off for book purposes.

Other Developments

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

	As of January 19, 2004, Daniel V. Leff, Ph.D,. joined the Company as Executive Vice President and Managing Director. Mr. Leff was most recently a Senior Associate with Sevin Rosen Funds in the firm's Dallas, Texas office. He will relocate to Los Angeles, California, where he will establish and head a West Coast office for Harris & Harris Group. As of March 15, 2004, we entered into a 12 month agreement for office space in Los Angeles at an annual expense of $26,100. This agreement is renewable upon mutual consent of the parties. In addition, as a Managing Director, Mr. Leff will be one of our four decision makers with respect to all of our venture capital investments. He will also be involved in the Company's strategic direction, along with our other senior officers.

	On February 17, 2004, we filed a registration statement with the Securities and Exchange Commission on Form N-2 with respect to 3,000,000 shares of our Common Stock. After the effective date, the Common Stock may be sold at prices and on terms to be set forth in one or more supplements to the prospectus from time to time.


Item 7a. Quantitative and Qualitative Disclosures About Market
         Risk

        Our business activities are highly risky. We consider a principal type of market risk to be valuation risk. Investments are stated at "fair value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission. All assets are valued at fair value as determined in good faith by, or under the direction of, the Board of Directors. (See "Asset Valuation Policy Guidelines" in the "Footnote to Consolidated Schedule of Investments" contained in
Item 8. "Consolidated Financial Statements and Supplementary
Data.")

	Neither our investments nor an investment in us is intended to constitute a balanced investment program. We have exposure to public-market price fluctuations to the extent of our publicly traded portfolio.

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

	Because there is typically no public market for the equity interests of the small companies in which we invest, the valuation of the equity interests in our portfolio is subject to the estimate of our Board of Directors in accordance with our Asset Valuation Policy Guidelines. In the absence of a readily ascertainable market value, the estimated value of our portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in valuation are recorded in our consolidated statements of operations as "Net (decrease) increase in unrealized appreciation on investments."


Item 8.	Consolidated Financial Statements and Supplementary Data



                 HARRIS & HARRIS GROUP, INC.
  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


      The following reports and consolidated financial schedules of Harris & Harris Group, Inc. are filed herewith and included in response to Item 8.

Documents 				                 Page
----------

Report of Independent Auditors.........................    39

Consolidated Financial Statements
---------------------------------

Consolidated Statements of Assets and Liabilities
     as of December 31, 2003 and 2002..................    40

Consolidated Statements of Operations for the
     years ended December 31, 2003, 2002, 2001.........    41

Consolidated Statements of Cash Flows for the
    years ended December 31, 2003, 2002 and 2001.......    42

Consolidated Statements of Changes in Net Assets for
    the years ended December 31, 2003, 2002 and 2001...    43

Consolidated Schedule of Investments as of
    December 31, 2003.................................. 44-47

Footnote to Consolidated Schedule of Investments....... 48-50

Notes to Consolidated Financial Statements............. 51-60

Financial Highlights for the years ended
    December 31, 2003, 2002, 2001, 2000 and 1999.......    61


       Schedules other than those listed above have been omitted because they are not applicable or the required information is presented in the consolidated financial statements and/or related notes.

                  REPORT OF INDEPENDENT AUDITORS

                  Report of Independent Auditors


To the Board of Directors and Shareholders of Harris & Harris Group, Inc.


In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, and the related consolidated statements of operations, of cash flows and of changes in net assets present fairly, in all material respects, the financial position of Harris & Harris Group, Inc. (the "Company") at December 31, 2003 and December 31, 2002, and the results of its operations, its cash flows and the changes in its net assets for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at December 31, 2003 by correspondence with the custodian, provide a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 21, 2002.

As more fully disclosed in Note 2, the financial statements include investments valued at $15,106,576 (37.13% of net assets) at December 31, 2003, the fair values of which have been estimated by the Board of Directors in the absence of readily ascertainable market values. Those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.


/s/ PricewaterhouseCoopers, LLP
-------------------------------

March 10, 2004
New York, N.Y.



        CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	                      ASSETS

                                    December 31, 2003      December 31, 2002

Investments, at value
  (Cost: $44,603,778 at 12/31/03,
  $30,206,935 at 12/31/02)..........$      42,227,062      $      27,486,822
Cash and cash equivalents...........          425,574              5,967,356
Restricted funds (Note 5)...........        1,212,078                756,944
Funds in escrow.....................                0                750,000
Receivable from portfolio company...                0                786,492
Interest receivable.................              450                    189
Income tax receivable...............           17,375                      0
Prepaid expenses....................            6,841                 96,631
Other assets........................          225,748                107,535
                                    -----------------      -----------------
Total assets........................$      44,115,128             35,951,969
                                    =================      =================

                      LIABILITIES & NET ASSETS


Accounts payable and accrued
  liabilities.......................$	    2,723,398	   $       1,451,568
Payable to broker for unsettled
  trade.............................                0              5,696,725
Accrued profit sharing (Note 3).....                0                 15,233
Deferred rent.......................           39,648                  5,397
Current income tax liability........                0                857,656
Deferred income tax liability
  (Note 6)..........................          669,344                669,344
                                    -----------------      -----------------
Total liabilities...................        3,432,390              8,695,923
Commitments and contingencies       -----------------      -----------------
  (Note 7)

Net assets..........................$      40,682,738      $      27,256,046
                                    =================      =================

Net assets are comprised of:
Preferred stock, $0.10 par value,
  2,000,000 shares authorized;
  none issued.......................$               0      $               0
Common stock, $0.01 par value,
  25,000,000 shares authorized;
  15,627,585 issued at 12/31/03
  and 13,327,585 issued at 12/31/02.          156,276                133,276
Additional paid in capital (Note 4).       49,564,475             32,845,872
Additional paid in capital -
  common stock warrants (Note 4)....                0                109,641
Accumulated net realized gain
  (loss)............................       (2,410,847)             1,137,820
Accumulated unrealized depreciation
  of investments, including
  deferred tax liability of
  $844,918 at 12/31/03 and 12/31/02.       (3,221,635)            (3,565,032)
Treasury stock, at cost (1,828,740
  shares at 12/31/03 and 12/31/02)..       (3,405,531)            (3,405,531)
                                    -----------------      -----------------
Net assets..........................$      40,682,738      $      27,256,046
                                    =================      =================
Shares outstanding..................       13,798,845             11,498,845
                                    =================      =================
Net asset value per outstanding
  share.............................$            2.95      $            2.37
                                    =================      =================


   The accompanying notes are an integral part of these consolidated financial statements.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Year Ended            Year Ended            Year Ended
                                                    December 31, 2003     December 31, 2002     December 31, 2001
Investment income:
  Interest from:
    Fixed-income securities........................     $     125,173         $     184,050         $     422,196
    Portfolio companies............................               450                     0                 9,616
  Dividend income..................................                 0                     0                 1,000
  Other income.....................................            42,162                69,411                77,849
                                                        -------------         -------------         -------------
    Total investment income........................           167,785               253,461               510,661

Expenses:
  Profit-sharing reversal (Note 3).................                 0              (163,049)             (984,021)
  Salaries and benefits............................         1,540,692             1,130,352             1,045,063
  Professional fees................................           303,795               344,717               261,582
  Administration and operations....................           446,185               433,569               406,488
  Rent.............................................           200,711               173,291               166,312
  Directors' fees and expenses.....................           162,014               154,682                90,047
  Depreciation.....................................            51,073                30,607                26,901
  Custodian fees...................................            10,178                 9,604                14,518
  Interest expense (Note 4)........................            16,879                10,776                 8,331
                                                        -------------         -------------         -------------
    Total expenses.................................         2,731,527             2,124,549             1,035,221
                                                        -------------         -------------         -------------
  Operating loss before income taxes...............        (2,563,742)           (1,871,088)             (524,560)
  Income tax benefit (Note 6)......................                 0                     0                     0
                                                        -------------         -------------         -------------
Net operating loss.................................        (2,563,742)           (1,871,088)             (524,560)

Net realized (loss) income from investments:
  Realized (loss) income from investments..........          (971,164)            3,284,737             1,394,781
                                                        -------------         -------------         -------------
    Total realized (loss) income...................          (971,164)            3,284,737             1,394,781
  Income tax expense (Note 6)......................           (13,761)             (894,435)             (118,415)
                                                        -------------         -------------         -------------
  Net realized (loss) income from investments......          (984,925)            2,390,302             1,276,366
                                                        -------------         -------------         -------------
Net realized (loss) income.........................        (3,548,667)              519,214               751,806

Net decrease (increase) in unrealized
depreciation on investments:
  Increase as a result of investment sales.........         1,000,001             1,602,048             4,802,738
  Decrease as a result of investment sales.........                 0              (322,208)             (854,467)
  Increase on investments held.....................           764,616                   285             3,232,919
  Decrease on investments held.....................        (1,421,220)           (5,216,659)          (14,912,698)
                                                        -------------         -------------         -------------
    Change in unrealized depreciation
      on investments...............................           343,397            (3,936,534)           (7,731,508)
  Income tax benefit (Note 6)......................                 0               695,126                90,464
                                                        -------------         -------------         -------------
  Net decrease (increase) in unrealized
    depreciation on investments....................           343,397            (3,241,408)           (7,641,044)
                                                        -------------         -------------         -------------

Net decrease in net assets resulting from operations:
  Total............................................     $  (3,205,270)        $  (2,722,194)        $  (6,889,238)
                                                        =============         =============         =============
  Per outstanding share............................     $       (0.28)        $       (0.24)        $       (0.78)
                                                        =============         =============         =============


             The accompanying notes are an integral part of these
                       consolidated financial statements.

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                           Year Ended            Year Ended            Year Ended
                                                    December 31, 2003     December 31, 2002     December 31, 2001

Cash flows used in operating activities:

Net decrease in net assets
  resulting from operations........................     $  (3,205,270)        $  (2,722,194)        $  (6,889,238)

Adjustments to reconcile net decrease in net
assets resulting from operations to net cash
used in operating activities:
  Net realized and unrealized loss on investments..           627,767               651,797             5,950,398
  Deferred income taxes............................                 0              (695,126)               90,464
  Depreciation.....................................            51,073                30,607                26,901
  Other............................................                 0                     0                 2,010
Changes in assets and liabilities:
  Restricted funds.................................          (455,134)             (274,924)             (216,837)
  Receivable from portfolio company................           786,492              (786,492)                    0
  Funds in escrow..................................           750,000              (750,000)                    0
  Interest receivable..............................              (261)                 (107)               30,000
  Income tax receivable............................           (17,375)                    0                     0
  Prepaid expenses.................................            89,790               (81,798)               67,782
  Notes receivable.................................                 0                10,487                   401
  Other assets.....................................            44,130                 1,570                23,667
  Accounts payable and accrued liabilities.........         1,271,830               412,217               267,587
  Payable to broker for unsettled trade............        (5,696,725)            5,696,725              (115,005)
  Accrued profit sharing...........................           (15,233)             (163,049)           (3,304,959)
  Deferred rent....................................            34,251                (9,253)               (9,253)
  Current income tax liability.....................          (857,656)              602,588            (5,496,498)
                                                        -------------         -------------         -------------
  Net cash (used in) provided by operating
    activities.....................................        (6,592,321)            1,923,048            (9,572,580)

Cash provided by investing activities:

  Net (purchase) sale of short-term investments
    and marketable securities......................       (11,669,430)           10,358,006           (10,263,667)
  Investment in private placements and loans.......        (3,727,718)           (7,195,988)           (1,818,826)
  Proceeds from sale of investments................            27,641             7,631,100             9,385,615
  Purchase of fixed assets.........................          (213,416)              (41,138)               (6,508)
                                                        -------------         -------------         -------------
  Net cash (used in) provided by investing
   activities......................................       (15,582,923)           10,751,980            (2,703,386)

Cash flows used in financing activities:

  Purchase of treasury stock (Note 4)..............                 0                     0              (338,000)
  Proceeds from note payable.......................                 0                     0            12,495,777
  Payment of note payable (Note 4).................                 0           (12,495,777)                    0
  Proceeds from public offering, net (Note 4)......        16,631,962             5,643,470                     0
  Collection on notes receivable...................             1,500                 9,500                     0
                                                        -------------         -------------         -------------
  Net cash provided by (used in) financing
    activities.....................................        16,633,462            (6,842,807)           12,157,777
                                                        -------------         -------------         -------------
Net (decrease) increase in cash and cash equivalents:

  Cash and cash equivalents at beginning of
    the year.......................................         5,967,356               135,135               253,324
  Cash and cash equivalents at end of the year.....           425,574	          5,967,356               135,135
                                                        -------------         -------------         -------------
  Net (decrease) increase in cash and cash
    equivalents....................................     $  (5,541,782)        $   5,832,221         $    (118,189)
                                                        =============         =============         =============
Supplemental disclosures of cash flow information:

  Income taxes paid................................     $     575,100         $     307,585         $   5,795,916
  Interest paid....................................     $      16,879         $      19,106         $           0



              The accompanying notes are an integral part of these
                     consolidated financial statements.


                                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS


                                                           Year Ended            Year Ended            Year Ended
                                                    December 31, 2003     December 31, 2002     December 31, 2001

Changes in net assets from operations:

  Net operating loss...............................     $  (2,563,742)       $   (1,871,088)        $    (524,560)
  Net realized (loss) income on investments........          (984,925)            2,390,302             1,276,366
  Net increase in unrealized appreciation
    on investments as a result of sales............         1,000,001             1,279,840             4,038,735
  Net decrease in unrealized
    appreciation on investments held...............          (656,604)           (4,521,248)          (11,679,779)
                                                        -------------        --------------         -------------
Net decrease in net assets resulting
from operations....................................        (3,205,270)           (2,722,194)           (6,889,238)

Changes in net assets from
capital stock transactions:

  Purchase of treasury stock.......................                 0                     0              (338,000)
  Proceeds from sale of stock......................            23,000                26,346                     0
  Additional paid in capital on common
    stock issued...................................        16,608,962             5,617,124                     0
  Deemed dividend shareholder tax credit...........                 0                     0              (271,467)
                                                        -------------        --------------         -------------
Net increase (decrease) in net assets resulting
from capital stock transactions....................        16,631,962             5,643,470              (609,467)
                                                        -------------        --------------         -------------

Net increase (decrease) in net assets..............        13,426,692             2,921,276            (7,498,705)
                                                        -------------        --------------         -------------
Net Assets:

  Beginning of the year............................        27,256,046            24,334,770            31,833,475
                                                        -------------        --------------         -------------
  End of the year..................................     $  40,682,738        $   27,256,046         $  24,334,770
                                                        =============        ==============         =============


                   The accompanying notes are an integral part of these
                              consolidated financial statements.


                               CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2003


                                                                           Method of      Shares/
                                                                        Valuation (3)   Principal       Value

Investments in Unaffiliated Companies (8)(9)(10) -- 11.3% of total investments

Private Placement Portfolio (Illiquid) -- 11.3% of total investments

AlphaSimplex Group, LLC (2)(12) -- Investment advisory firm headed by Dr. Andrew W. Lo, holder of the Harris & Harris Group Chair at MIT
    Limited Liability Company interest.......................................(B)           --        $   118,750

Continuum Photonics, Inc. (1)(2)(6) -- Develops optical networking components by merging cutting-edge materials, MEMS and
    electronics technologies -- 3.70% of fully diluted equity
    Series B Convertible Preferred Stock.....................................(D)        2,000,000        745,035

Exponential Business Development Company (1)(2)(5)(12) --
    Venture capital partnership focused on early stage companies
    Limited Partnership interest.............................................(A)           --             25,000

Heartware, Inc. (1)(2)(6)(15) -- Develops ventricular assist  devices --
    0% percent of fully diluted equity
    Series A-2 Non-Voting Preferred Stock....................................(D)           47,620              0

NanoGram Corporation (1)(2)(4)(6)(13) -- Develops a broad suite of intellectual property utilizing nanotechnology -- 1.81% of fully diluted equity
    Series 1 Convertible Preferred Stock.....................................(A)           63,210         21,672

NanoOpto Corporation (1)(2)(6) -- Develops high performance, integrated optical communications sub-components on a chip by utilizing patented nano-manufacturing technology -- 2.60% of fully diluted equity
    Series A-1 Convertible Preferred Stock...................................(B)          267,857
    Series B Convertible Preferred Stock.....................................(B)          293,842        172,567

Nanosys, Inc. (1)(2)(4)(6) -- Develops nanotechnology-enabled systems incorporating novel and patent-protected zero and one-dimensional nanometer-scale materials -- 1.65% of fully diluted equity
    Series C Convertible Preferred Stock.....................................(A)          803,428      1,500,000

Nantero, Inc. (1)(2)(6) -- Develops a high density nonvolatile random access memory chip using nanotechnology -- 3.35% of fully diluted equity
    Series A Convertible Preferred Stock.....................................(B)          345,070
    Series B Convertible Preferred Stock.....................................(B)          207,051        861,309

NeoPhotonics Corporation (1)(2)(6)(13)(14) -- Develops and manufactures planar optical devices and components using nanomaterials
    deposition technology -- 1.53% of fully diluted equity
    Series D Convertible Preferred Stock.....................................(D)        1,498,802
    Secured Convertible Note.................................................(D)          $75,000         75,000

Optiva, Inc. (1)(2)(5)(6) -- Develops and commercializes nanomaterials for advanced applications -- 1.96% of fully diluted equity
    Series C Convertible Preferred Stock.....................................(B)        1,249,999      1,250,000
                                                                                                      ----------
Total Private Placement Portfolio (cost: $6,354,651).................................................$ 4,769,333
                                                                                                     -----------
Total Investments in Unaffiliated Companies (cost: $6,354,651).......................................$ 4,769,333
                                                                                                     -----------


         The accompanying notes are an integral part of this
                     consolidated schedule.


                      CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2003


                                                                           Method of      Shares/
                                                                        Valuation (3)   Principal       Value


Investments in Non-Controlled Affiliated Companies (8)(9)(11) --
24.5% of total investments

Private Placement Portfolio (Illiquid) -- 24.5% of total investments

Agile Materials & Technologies, Inc. (1)(2)(6) -- Develops and sells variable integrated passive RF electronic equipment components --
    8.15% of fully diluted equity
    Series A Convertible Preferred Stock.....................................(D)        3,732,736    $   250,000

Chlorogen, Inc. (1)(2)(4)(6) -- Develops patented chloroplast technology to produce plant-made proteins -- 9.76% of fully diluted equity
    Series A Convertible Preferred Stock.....................................(A)        4,478,038        785,000

Experion Systems, Inc. (1)(2)(5)(7) -- Develops and sells
    software to credit unions -- 12.44% of fully diluted equity
    Series A Convertible Preferred Stock.....................................(B)          294,118
    Series B Convertible Preferred Stock.....................................(B)           35,294
    Series C Convertible Preferred Stock.....................................(B)          222,184        711,338

NanoGram Devices Corporation (1)(2)(4)(6)(14) -- Develops power components for biomedical applications by utilizing a patented nanomaterial synthesis process -- 5.00% of fully diluted equity
    Series A-1 Convertible Preferred Stock...................................(A)           63,210
    Series A-2 Convertible Preferred Stock...................................(A)          750,000        813,210

Nanopharma Corp. (1)(2)(5)(6) -- Develops advanced nanoscopic drug delivery vehicles and systems -- 14.39% of fully diluted equity
    Series A Convertible Preferred Stock.....................................(A)          684,516        700,000

Nanotechnologies, Inc. (1)(2)(6) -- Develops high-performance nanoscale materials for industry -- 6.48% of fully diluted equity
    Series B Convertible Preferred Stock.....................................(B)        1,538,837
    Series C Convertible Preferred Stock.....................................(B)          235,720      1,277,681

NeuroMetrix, Inc. (1)(2)(5) -- Develops and sells medical devices for monitoring neuromuscular disorders -- 12.08% of fully diluted equity
    Series A Convertible Preferred Stock.....................................(B)          875,000
    Series B Convertible Preferred Stock.....................................(B)          625,000
    Series C-2 Convertible Preferred Stock...................................(B)        1,148,100
    Series E Convertible Preferred Stock.....................................(B)          499,996
    Series E-1 Convertible Preferred Stock...................................(B)          235,521      5,075,426

Questech Corporation (1)(2)(5) -- Manufactures and markets proprietary metal decorative tiles -- 6.73% of fully diluted equity
    Common Stock.............................................................(B)          646,954
    Warrants at $5.00 expiring 10/25/04......................................(B)            1,966
    Warrants at $1.50 expiring 11/16/05......................................(B)            1,250
    Warrants at $1.50 expiring 08/03/06......................................(B)            8,500
    Warrants at $1.50 expiring 11/21/07......................................(B)            3,750
    Warrants at $1.50 expiring 11/19/08......................................(B)            5,000        724,588
                                                                                                     -----------
Total Private Placement Portfolio (cost: $11,127,228)................................................$10,337,243
                                                                                                     -----------
Total Investments in Non-Controlled Affiliated Companies (cost: $11,127,228).........................$10,337,243
                                                                                                     -----------

                     The accompanying notes are an integral part of this
                                  consolidated schedule.


                      CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2003


                                                                           Method of      Shares/
                                                                        Valuation (3)   Principal       Value


U.S. Government and Agency Obligations -- 64.2% of total investments

    U.S. Treasury Bills -- due date 01/08/04.................................(J)      $ 4,264,000    $ 4,263,275
    U.S. Treasury Bills -- due date 01/15/04.................................(J)          900,000        899,658
    U.S. Treasury Bills -- due date 02/05/04.................................(J)       17,308,000     17,293,634
    U.S. Treasury Bills -- due date 02/12/04.................................(J)        1,670,000      1,668,347
    U.S. Treasury Bills -- due date 02/19/04.................................(J)        1,600,000      1,598,176
    U.S. Treasury Bills -- due date 03/18/04.................................(J)        1,400,000      1,397,396
                                                                                                     -----------

Total Investments in U.S. Government (cost: $27,121,899).............................................$27,120,486
                                                                                                     -----------
Total Investments -- 100% (cost: $44,603,778)........................................................$42,227,062
                                                                                                     ===========


               The accompanying notes are an integral part of this
                          consolidated schedule.


        CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2003


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

(5) No changes in valuation occurred in these investments during the 12 months ended December 31, 2003.

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

(10) The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $6,354,651. The gross unrealized appreciation based on the tax cost for these securities is $162,198. The gross unrealized depreciation based on the tax cost for these securities is $1,747,516.

(11) The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $11,127,228. The gross unrealized appreciation based on the tax cost for these securities is $2,772,007. The gross unrealized depreciation based on the tax cost for these securities is $3,561,992.

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

	Our valuation policy with respect to the five broad investment categories is as follows:

EQUITY-RELATED SECURITIES

	Equity-related securities are carried at fair value using one or more of the following basic methods of valuation:

	A. Cost: The cost method is based on our original cost. This method is generally used in the early stages of a company's development until significant positive or negative events occur subsequent to the date of the original investment that dictate a change to another valuation method. Some examples of these events are:
(1) a major recapitalization; (2) a major refinancing; (3) a significant third-party transaction; (4) the development of a meaningful public market for the company's common stock; and (5) significant positive or negative changes in a company's business.

	B. Private Market: The private market method uses actual, executed, historical transactions in a company's securities by responsible third parties as a basis for valuation. The private market method may also use, where applicable, unconditional firm offers by responsible third parties as a basis for valuation.

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

	D. Analytical Method: The analytical method is generally used to value an investment position when there is no established public or private market in the company's securities or when the factual information available to us dictates that an investment should no longer be valued under either the cost or private market method. This valuation method is inherently imprecise and ultimately the result of reconciling the judgments of our Valuation Committee members, based on the data available to them. The resulting valuation, although stated as a precise number, is necessarily within a range of values that vary depending upon the significance attributed to the various factors being considered. Some of the factors considered may include the financial condition and operating results of the company, the long-term potential of the business of the company, the values of similar securities issued by companies in similar businesses, the proportion of the company's securities we owned and the nature of any rights to require the company to register restricted securities under applicable securities laws.

INVESTMENTS IN INTELLECTUAL PROPERTY OR PATENTS OR RESEARCH AND
DEVELOPMENT IN TECHNOLOGY OR PRODUCT DEVELOPMENT

	Such investments are carried at fair value using the following basic methods of valuation:

	E. Cost: The cost method is based on our original cost. This method is generally used in the early stages of commercializing or developing intellectual property or patents or research and development in technology or product development until significant positive or adverse events occur subsequent to the date of the original investment that dictate a change to another valuation method.

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

	The reported values of securities for which market quotations are not readily available and for other assets reflect the Valuation Committee's judgment of fair values as of the valuation date using the outlined basic methods of valuation. They do not necessarily represent an amount of money that would be realized if we had to sell the securities in an immediate liquidation. Thus, valuations as of any particular date are not necessarily indicative of amounts that we may ultimately realize as a result of future sales or other dispositions of investments we hold.


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  THE COMPANY
--------------------

        Harris & Harris Group, Inc. (the "Company," "us," "our" and "we") is a venture capital company operating as a business development company ("BDC") under the Investment Company Act of 1940, which we refer to as the 1940 Act. A BDC is a specialized type of company under the 1940 Act. We operate as an internally managed investment company whereby our officers and employees, under the general supervision of our Board of Directors, conduct our operations.

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


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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

         The December 31, 2003 consolidated financial statements include a provision for deferred taxes on the remaining net built-in gains as of December 31, 1998, net of the unutilized operating and capital loss carryforwards incurred by us through December 31, 1998.

         We pay federal, state and local income taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, which is a C corporation. (See "Note 6. Income Taxes.")

         Estimates by Management. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2003, and December 31, 2002, and the reported amounts of revenues and expenses for the three years ended December 31, 2003. The most significant estimates relate to the fair valuations of investments for the years ended December 31, 2003, and 2002. Actual results could differ from these estimates.

NOTE 3. EMPLOYEE PROFIT SHARING PLAN
------------------------------------

	As of January 1, 2003, we implemented the Amended and Restated Harris & Harris Group, Inc. Employee Profit-Sharing Plan, which we refer to as the 2002 Plan.

	The Plan (and its predecessor) provides for profiting sharing by our officers and employees equal to 20% of our "qualifying income" for that plan year. For the purposes of the Plan, qualifying income is defined as net realized income as reflected on our consolidated statements of operations for that year, less nonqualifying gains, if any.

	For purposes of the Plan, our net realized income includes investment income, realized gains and losses, and operating expenses (including taxes paid or payable by us), but is calculated without including dividends paid or distributions made to shareholders, payments under the Plan, unrealized gains and losses, and loss carry-overs from other years. The proportion of net after-tax realized gains attributable to asset values as of September 30, 1997 is considered nonqualifying gain, which reduces qualifying income.

	On October 15, 2002, our shareholders approved the performance goals under the 2002 Plan in accordance with Section 162(m) of the Code, effective as of January 1, 2003. The Code generally provides that a public company such as we are may not deduct compensation paid to its chief executive officer or to any of its four most highly compensated officers to the extent that the compensation paid to the officer/employee exceeds $1,000,000 in any tax year, unless payment is made upon the attainment of objective performance goals that are approved by our shareholders.

                             52
	Under the 2002 Plan, our net realized income includes investment income, realized qualifying gains and losses, and operating expenses (including taxes paid or payable by us), but is calculated without including dividends paid or loss carry-overs from other years, which we refer to as qualifying income. As soon as practicable following the year-end audit, the Audit Committee will determine whether, and if so how much, qualifying income exists for a plan year. Once determined, 90% of the qualifying income will be paid out to Plan participants pursuant to the distribution percentages set forth in the Plan. The remaining 10% will be paid out after we have filed our federal tax return for that plan year.

	Under the 2002 Plan, awards previously granted to the four current Participants (Messrs. Harris and Melsheimer and Ms. Shavin and Matthews, herein referred to as the "grandfathered participants") will be reduced by 10% with respect to "Non-Tiny Technology Investments" (as defined in the 2002 Plan) and by 25% with respect to "Tiny Technology Investments" (as defined in the 2002 Plan) and will become permanent. These reduced awards are herein referred to as "grandfathered participations." The amount by which the awards are reduced will be allocable and reallocable each year by the Compensation Committee among current and new participants as awards under the 2002 Plan. The grandfathered participations will be honored by us whether or not the grandfathered participant is still employed by us or is still alive (in the event of death, the grandfathered participations will be paid to the grandfathered participant's estate), unless the grandfathered participant is dismissed for cause, in which case all awards, including the grandfathered participations, will be immediately cancelled and forfeited. With regard to new investments and follow-on investments made after the date on which the first new employee begins participating in the 2002 Plan, both current and new participants will be required to be employed by us at the end of a plan year in order to participate in profit-sharing on our investments with respect to that year.

	Notwithstanding any provisions of the 2002 Plan, in no event may the aggregate amount of all awards payable for any Plan Year during which we remain a "business development company" within the meaning of the 1940 Act be greater than 20% of our "net income after taxes" within the meaning of Section 57(n)(1)(B) of the 1940 Act. In the event the awards as calculated exceed that amount, the awards will be reduced pro rata.

	The 2002 Plan may be modified, amended or terminated by the Compensation Committee at any time. Notwithstanding the foregoing, the grandfathered participations may not be further modified.
Nothing in the 2002 Plan will preclude the Compensation Committee from naming additional participants in the 2002 Plan or, except for grandfathered participations, changing the Award Percentage of any Participant (subject to the overall percentage limitations contained in the 2002 Plan). Currently, under the 2002 Plan, the distribution amounts for non-grandfathered investments for each officer and employee are: Charles E. Harris, 7.790%; Mel P. Melsheimer, 3.733%; Douglas W. Jamison, 3.5%; Daniel V. Leff, 3.0%; Helene B. Shavin, 1.524%; and Jacqueline M. Matthews, 0.453%, which together equal 20%.
 In one case, for a former employee who left other than due to termination for cause, any amount earned will be accrued and may subsequently be paid to the participant.

	The grandfathered participations are set forth below:


                                       Grandfathered Participations
                             ---------------------------------------------
Name of Officer/Employee     Non-Tiny Technology (%)   Tiny Technology (%)
------------------------     -----------------------   -------------------
Charles E. Harris                     12.41100                10.34250
Mel P. Melsheimer                      3.80970                 3.17475
Helene B. Shavin                       1.37160                 1.14300
Jacqueline M. Matthews                 0.40770                 0.33975
TOTAL                                 18.00000                15.00000

	Accordingly, an additional 2% of Qualifying Income with respect to grandfathered Non-Tiny Technology Investments, 5% of Qualifying Income with respect to grandfathered Tiny Technology Investments and the full 20% of Qualifying Income with respect to new investments are available for allocation and reallocation from year to year.
Currently, Douglas W. Jamison and Daniel V. Leff are each allocated 0.80% of the Non-Tiny Technology Grandfathered Participations and 2% of the Tiny Technology Grandfathered Participations.

	We calculate the profit-sharing accrual based on the terms of the plan in effect. During the first quarter of 2003, we paid out 90 percent of the 2002 profit sharing in the amount of $13,710. The remaining 10 percent of the 2002 profit sharing, $1,523, was paid out upon the completion and filing of our 2002 federal tax return.
During 2003, we made no accrual for profit sharing.

NOTE 4.  CAPITAL TRANSACTIONS
-----------------------------

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

	On July 8, 2002, we filed a final prospectus under Rule 497 of the Securities Act of 1933 with the SEC for the issuance of transferable rights to our shareholders. The rights allowed the shareholders to subscribe for a maximum of 2,954,743 new shares of our common stock, of which 2,634,614 new shares were subscribed for pursuant to the rights offering. The actual amount of gross proceeds raised upon completion of the offer was $5,927,882; net proceeds were $5,643,470, after expenses of $284,412. From the completion of the offering through December 31, 2003, we have invested $5,477,718 in accordance with our investment objectives and policies.

	On December 24, 2003, we filed a final prospectus under Rule 497 of the Securities Act of 1933 with the SEC for issuance of 2,000,000 shares of our common stock plus 300,000 additional shares if the underwriter exercised its over-allotment option. All of the 2,300,000 shares were sold. The actual amount of net proceeds raised upon completion of the offering was $17,296,000; net proceeds of the offering, less offering costs of $664,038, were $16,631,962.
We intend to use the net proceeds of the offering, less offering costs, to make new investments in tiny technology as well as follow-on investments in our existing venture capital investments, and for working capital.

	As of December 31, 2003, there are no distributable earnings. The difference between the book basis and tax basis components of distributable earnings is primarily attributed to Built-In Gains generated at the time of our qualification as a RIC (see Note 6. "Income Taxes"), nondeductible deferred compensation and net operating losses.

	Beginning with the Consolidated Statements of Assets and Liabilities at December 31, 2003, additional paid in capital common stock warrants and additional paid in capital have been combined and are reported as additional paid in capital.

NOTE 5.  EMPLOYEE BENEFITS
--------------------------

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

	The Employment Agreement provides for us to adopt a supplemental executive retirement plan (the "SERP") for the benefit of Mr. Harris.
 Under the SERP, we will cause an amount equal to one-twelfth of Mr. Harris's current annual salary to be credited each month (a "Monthly Credit") to a special account maintained for this purpose on our books for the benefit of Mr. Harris (the "SERP Account"). The amounts credited to the SERP Account will be deemed invested or reinvested in such mutual funds or U.S. Government securities as determined by Mr. Harris. The SERP Account will be credited and debited to reflect the deemed investment returns, losses and expenses attributed to such deemed investments and reinvestments. Mr.
Harris's benefit under the SERP will equal the balance in the SERP Account and such benefit will always be 100 percent vested (i.e., not forfeitable). Mr. Harris will determine the form and timing of the distribution of the balance in the SERP Account; provided, however, in the event of the termination of his employment, the balance in the SERP Account will be distributed to Mr. Harris or his beneficiary, as the case may be, in a lump-sum payment within 30 days of such termination. We will establish a rabbi trust for the purpose of accumulating funds to satisfy the obligations incurred by us under the SERP. The restricted funds for the SERP Plan total $1,212,078 as December 31, 2003. Mr. Harris' rights to benefits pursuant to this SERP will be no greater than those of a general creditor of us.

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

	On June 30, 1994, we adopted a plan to provide medical and dental insurance for retirees, their spouses and dependents who, at the time of their retirement, have ten years of service with us and have attained 50 years of age or have attained 45 years of age and have 15 years of service with us. On February 10, 1997, we amended this plan to include employees who "have seven full years of service and have attained 58 years of age." The coverage is secondary to any government provided or subsequent employer provided health insurance plans. The annual premium cost to us with respect to the entitled retiree shall not exceed $12,000, subject to an index for inflation.
 Based upon actuarial estimates, we provided an original reserve of $176,520 that was charged to operations for the period ending June 30, 1994. As of December 31, 2003, we had a reserve of $531,293 for the plan. Recent changes to the Medicare program may affect our costs under this plan. In accordance with FASB Staff Position 106-1, our estimates of the obligation under this standard do not reflect these changes. Specific authoritative guidance regarding these changes is pending and when issued, could require us to change previously reported information.

	We are making the following disclosures about our plan to provide medical and dental insurance for retirees.


   Reconciliation of Accumulated
Postretirement Benefit Obligations	          2003            2002
----------------------------------                ----            ----

Projected accumulated postretirement
benefit obligation at beginning of year	      $404,912	      $324,100

  Service cost	                                58,710          38,772

  Interest cost	26,281	22,347

  Actual (gain)/loss                            35,385          19,693
                                              --------        --------
Projected accumulated postretirement
benefit obligation at end of year             $525,288        $404,912
                                              ========        ========

	In accounting for the plan, the assumption made in 2003 for the discount rate was 6%. The assumed health care cost trend rates in 2003 were 12% grading to 6% over six years for medical and 3% per year for dental. The effect on disclosure information of a one percentage point change in the assumed health care cost trend rate for each future year is shown below.


 		            1% Decrease        Assumed       1% Increase
		             in Rates            Rates         in Rates
                            -----------      ----------     -------------
Aggregated service and
interest cost	             $ 76,271         $  84,991       $  93,241

Accumulated postretirement
benefit obligation	     $477,410          $525,288        $578,459


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

NOTE 6.  INCOME TAXES
---------------------

	Provided that a proper election is made, a corporation taxable under Subchapter C of the Internal Revenue Code (a "C Corporation") that elects to qualify as a RIC continues to be taxable as a C Corporation on any gains realized within 10 years of its qualification as a RIC (the "Inclusion Period") from sales of assets that were held by the corporation on the effective date of the RIC election ("C Corporation Assets") to the extent of any gain built into the assets on such date ("Built-In Gain"). (If the corporation fails to make a proper election, it is taxable on its Built-In Gain as of the effective date of its RIC election.) We had Built-In Gains at the time of our qualification as a RIC and made the election to be taxed on any Built-In Gain realized during the Inclusion Period.
Prior to 1999, we incurred ordinary and capital losses from operations. After our election of RIC status, those losses remained available to be carried forward to subsequent taxable years. We have previously used loss carryforwards to offset Built-In Gains. As of January 1, 2004, we had $501,640 of pre-1999 loss carryforwards remaining and $4,663,457 of unrealized Built-In Gains remaining.


	Continued qualification as a RIC requires us to satisfy certain investment asset diversification requirements in future years. Our ability to satisfy those requirements may not be controllable by us.
 There can be no assurance that we will qualify as a RIC in subsequent years.

	To the extent that we retain capital gains and declare a deemed dividend to shareholders, the dividend is taxable to the shareholders. We would pay tax, at the corporate rate, on the distribution, and the shareholders would receive a tax credit equal to their proportionate share of the tax paid. We took advantage of this rule for 2001. Our financial statements for 2001 include a tax liability of $290,748. The taxes paid by our shareholders as a result of our deemed dividend declaration 2001 ($271,467) are reflected as a deduction to the additional paid-in capital in our Consolidated Statement of Assets and Liabilities rather than an expense in the Consolidated Statement of Operations.

	We pay federal, state and local taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is taxed as a C Corporation.

	In 2003, we realized long-term capital losses of $1,000,001 from the tax write-off of Kriton Medical, Inc. We also had net realized short-term gains of $17,590 from the sale of U.S. Government and Agency obligations. We offset our net realized short-term capital gains with our long-term capital losses and neither owed federal income on the gain nor were required to distribute any portion of this gain to shareholders. As of December 31, 2003, we have a capital loss carryforward of $914,225 which will expire in 2011. To the extent that these carryover losses are used to offset future capital gains, it is probable that the gains so offset will not be distributed to shareholders.

	In 2002, we realized long-term capital losses of $470,622 primarily from long-term capital gains of $1,008,653 from the liquidation of our partnership interest in PHZ Capital Partners L.P. offset by losses on the sale of Schwoo, Inc. of $1,248,825 and on the liquidation of Informio, Inc. of $350,583. We also realized short-term capital gains of $732,936 primarily from the liquidation of our partnership interest in PHZ Capital Partners L.P. Realized short-term capital gains were reduced by realized long-term capital losses resulting in net realized short-term capital gains. We offset the net realized short-term gains with 2002 expenses and neither owed federal income taxes on the gain nor were required to distribute any portion of this gain to shareholders.

	For the years ended December 31, 2003, 2002 and 2001, the
Company's income tax (benefit) expense was allocated as follows:


                                       2003        2002          2001

Investment operations		    $       0   $       0    $      0
Realized income on investments	       13,761	  894,435     118,415
Decrease in unrealized
  appreciation on investments		    0    (695,126)    (90,464)
                                    ---------   ----------   ---------
Total income tax expense	    $  13,761   $ 199,309    $ 27,951
                                    =========   ==========   =========


	The above tax expense consists of the following:

                                       2003        2002          2001

Current                             $  13,761	$ 894,435    $118,415
Deferred -- Federal                         0    (695,126)    (90,464)
                                    ---------   ----------   ---------
Total income tax expense            $  13,761   $ 199,309    $ 27,951
                                    =========   =========    ========


	The Company's net deferred tax liability at December 31, 2003 and 2002 consists of the following:

                                                 2003           2002

Unrealized appreciation on investments      $ 844,918      $ 844,918
Net operating and capital loss carryforward  (175,574)	    (175,574)
                                            ----------     ----------
Net deferred income tax liability           $  669,344     $ 669,344
                                            ==========     ==========


NOTE 7.  COMMITMENTS AND CONTINGENCIES
--------------------------------------

	During 1993, we signed a 10-year lease for office space which expired on July 31, 2003. On April 17, 2003, we signed a seven-year sublease for office space at 111 West 57th Street in New York City to replace the expired lease. Total rent expense was $200,711 for 2003.
 Future minimum sublease payments in each of the following years are:
2004 -- $134,816; 2005 -- $138,187; 2006 -- $141,641; 2007  --
$145,182; 2008 -- $148,811; and thereafter for the remaining term --
$203,571.

NOTE 8.  ASSET ACCOUNT LINE OF CREDIT
-------------------------------------

	On November 19, 2001, we established an asset account line of credit. The asset account line of credit is secured by government and government agency securities. Under the asset account line of credit, we may borrow up to 95 percent of the current value of the government and government agency securities with which we secure the line.
Our available line of credit at December 31, 2003, was $23,572,275. Our outstanding balance under the asset account line of credit at both December 31, 2002, and December 31, 2003, was $0. The asset account line of credit bears interest at a rate of the Broker Call Rate plus 50 basis points.

NOTE 9.  SUBSEQUENT EVENTS
--------------------------

	During 2004, we have made three follow-on investments totaling $688,401 and one new investment of $150,000 in privately held tiny technology companies.

	In January 2004, we sold our investment in the preferred stock of NeoPhotonics, Inc., which had been valued at $0, for $10. We realized a loss of $915,108 on the transaction.

	On February 17, 2004, we filed a registration statement with the Securities and Exchange Commission on Form N-2 with respect to 3,000,000 shares of our Common Stock. After the effective date, the Common Stock may be sold at prices and on terms to be set forth in one or more supplements to the prospectus from time to time.


NOTE 10.  SELECTED QUARTERLY DATA (UNAUDITED)


                                                       2003
                            --------------------------------------------------------------
                            1st Quarter      2nd Quarter      3rd Quarter      4th Quarter
                            -----------      -----------      -----------      -----------

Total investment income	    $    64,676      $    50,564      $    30,612     $    21,933
Net operating loss	    $   584,460      $   726,989      $   572,346     $   679,947
Net (decrease) in net
  assets resulting from
  operations                $(1,215,127)     $  (544,709)     $(1,270,298)    $ (175,136)
Net (decrease) in net
  assets resulting from
  operations per
  outstanding share	    $     (0.11)     $     (0.05)     $     (0.11)    $    (0.01)


                                                       2002
                           --------------------------------------------------------------
                            1st Quarter      2nd Quarter      3rd Quarter      4th Quarter
                            -----------      -----------      -----------      -----------

Total investment income	    $    59,462      $    60,368      $    77,413      $    56,218
Net operating loss	    $   556,233      $   654,718      $   479,433      $   180,704
Net (decrease) increase
  in net assets resulting
  from operations           $(1,036,934)     $   434,289      $   660,988      $(2,780,537)
Net (decrease) increase
  in net assets resulting
  from operations per
  outstanding share         $     (0.12)     $      0.05      $      0.06      $     (0.24)



                            FINANCIAL HIGHLIGHTS

Per share operating performance
for a share outstanding throughout the year:*

                        Year Ended            Year Ended          Year Ended            Year Ended           Year Ended
                   December 31, 2003    December 31, 2002    December 31, 2001    December 31, 2000    December 31, 1999
                   -----------------    -----------------    -----------------    -----------------    -----------------

Net asset value,
beginning of year      $        2.37        $        2.75        $        3.51	      $        5.80        $        2.13

  Net operating
   (loss) income               (0.22)               (0.19)               (0.06)                0.37                (1.04)
  Net realized
   (loss) gain on
   investments                 (0.09)                0.24                 0.14                 2.09                 0.93
  Net increase
   (decrease) in
   unrealized
   appreciation
   (depreciation) as
   a result of sales            0.09                 0.13                 0.45                (2.35)               (0.46)
  Net (decrease)
   increase in
   unrealized
   appreciation
   (depreciation) on
   investments held            (0.06)               (0.46)               (1.30)               (1.82)                4.58
                       --------------       -------------       --------------        --------------       -------------
  Total from
   investment
    operations                 (0.28)               (0.28)               (0.77)               (1.71)                4.01

  Net decrease as a
   result of cash
   dividend                     0.00                 0.00                 0.00                (0.02)               (0.35)
  Net decrease as a
   result of deemed
   dividend                     0.00                 0.00                (0.03)               (0.62)                0.00
                       --------------       --------------      ---------------       --------------       --------------
  Total distributions           0.00                 0.00                (0.03)               (0.64)               (0.35)

  Net increase
   (decrease) from
   capital stock
   transactions	                0.86                (0.10)                0.04                 0.06                 0.01
                       --------------       --------------      ---------------       --------------       --------------

Net asset value,
end of year**          $        2.95        $         2.37      $          2.75       $        3.51        $        5.80
                       ==============       ==============      ===============       ==============       ==============

Cash dividends paid
per share              $        0.00        $         0.00      $          0.00       $        0.02        $        0.35

Deemed dividend
per share              $        0.00        $         0.00      $        0.0875       $        1.78	   $        0.00

Market value per
share, end of year     $       11.53        $         2.46      $          1.90       $      2.4375        $       11.50


Total income tax
liability per share    $        0.06        $         0.15      $          0.18       $        0.78        $        0.16


Ratio of expenses
to average net
assets                           9.5%                  8.3%                3.45%              (6.21)%              34.08%

Ratio of net operating
(loss) gain to
average net assets             (8.9)%                (7.3)%              (1.75)%                52.7%             (3.50)%


Investment return based on:
Stock price                    368.7%                 40.5%              (22.1)%              (78.8)%              666.7%
Net asset value                 24.5%               (13.8)%              (21.7)%              (39.5)%              188.7%


Portfolio turnover                 0%                46.00%                9.00%               20.56%              53.54%


Net assets, end
of year                $  40,682,738        $   27,256,046      $     24,334,770      $    31,833,475      $  53,634,805


Number of shares
outstanding	          13,798,845            11,498,845             8,864,231            9,064,231          9,240,831


*Based on average shares outstanding.
**Reflects the decline in net asset value as a result of the $0.02 dividend paid in 2000.



         The accompanying notes are an integral part of this schedule.


Item 9.	Changes in and Disagreements With Accountants on Accounting
        and Financial Disclosure

	On February 26, 2002, we appointed the accounting firm of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2002. Arthur Andersen LLP was dismissed effective upon completion of the December 31, 2001 audit. The decision to change accountants was approved by our Audit Committee and was subject to ratification by our stockholders.

	In connection with our audits for the 2001 and 2000 fiscal years, (1) there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, auditing scope or procedure, whereby such disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused them to make reference thereto in their report on the financial statements for such years; and (2) there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

	The reports of Arthur Andersen on our financial statements for 2001 and 2000 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

	We did not consult with PricewaterhouseCoopers LLP in 2001, 2000 or the interim period from January 1, 2002 to February 26, 2002 on either the application of accounting principles to a specified transaction either completed or proposed or the type of audit opinion PricewaterhouseCoopers LLP might issue on our financial statements.

	We requested that Arthur Andersen furnish a letter addressed to the Securities and Exchange Commission stating whether or not Arthur Andersen agreed with the above statements. A copy of such letter to the SEC, dated March 1, 2002, was filed as Exhibit 16.1 to the Form 8-K filed with the SEC on March 1, 2002.


Item 9a.  Controls and Procedures

	As of the end of the period covered by this report, our chief executive officer and chief financial officer conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of
1934). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them of any material information relating to us that is required to be disclosed by us in the reports it files or submits under the Securities Exchange Act of 1934.

	There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                       PART III

Item 10.  Directors and Executive Officers of the Company

	The information set forth under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for Annual Meeting of Shareholders to be held May 12, 2004, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 on or about March 15, 2004 (the "2004 Proxy Statement") is herein incorporated by reference.

	The Board of Directors has determined that Dugald A. Fletcher is the "Audit Committee Financial Expert" serving on our Audit
Committee.  Mr. Fletcher is independent as defined under Section
2(a)19 of the Investment Company Act of 1940.


Item 11.  Executive Compensation

	The information set forth under the captions "Summary
Compensation Table" and "Compensation of Directors" in the 2004
Proxy Statement is herein incorporated by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

	The information set forth under the caption "Security
Ownership of Certain Beneficial Owners" in the 2004 Proxy
Statement is herein incorporated by reference.


Item 13.  Certain Relationships and Related Transactions

	There were no relationships or transactions within the meaning of this item during the year ended December 31, 2003.

Item 14.  Principal Accountant Fees and Services

	The information set forth under the captions "Audit Committee Report," "Audit Committee Pre-Approval Policy," "Audit Fees" and "Tax Fees" in the 2004 Proxy Statement is herein incorporated by reference.




                        PART IV


Item 15. Exhibits, Consolidated Financial Statements, Schedules and Reports on Form 8-K

(a)  The following documents are filed as a part of this report:

     (1) Listed below are the financial statements which are filed as part of this report:

           o Consolidated Statements of Assets and Liabilities as of December 31, 2003 and 2002;

           o Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001;

           o Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001;

           o Consolidated Statements of Changes in Net Assets for the years ended December 31, 2003, 2002 and 2001;

           o  Consolidated Schedule of Investments as of December 31, 2003;

           o  Footnote to Consolidated Schedule of Investments;

           o  Notes to Consolidated Financial Statements; and

           o Selected Per Share Data and Ratios for the years ended December 31, 2003, 2002, 2001, 2000 and 1999.

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

     4.1 Specimen certificate of common stock certificate, incorporated by reference to Exhibit 4 to Company's
             Registration Statement on Form N-2 filed December 24,
             2003.

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

    31.01* Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.02* Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.01* Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.02* Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K filed during the quarter ended December 31, 2003
     --------------------------------------------------------------------

	We filed a report on Form 8-K on October 16, 2003, concerning NAV at September 30, 2003.

	We filed a report on Form 8-K on December 24, 2003, concerning our follow-on public offering of 2,000,000 shares of common stock at $8.00 per share.

	We filed a report on Form 8-K on December 30, 2003, concerning our follow-on public offering of 2,300,000 shares of common stock at $8.00 per share, which includes the underwriter's exercise, in full, of the overallotment option.

_____________
*filed herewith

                               SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HARRIS & HARRIS GROUP, INC.



Date: March 10, 2004                     By:/s/ Charles E. Harris
                                            -------------------------
                                            Charles E. Harris
                                            Chairman of the Board



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Signatures		Title	                         Date
-----------             -------------------------       ---------------------

/s/ Charles E. Harris	Chairman of the Board		March 10, 2004
---------------------   and Chief Executive Officer
Charles E. Harris

/s/ Mel P. Melsheimer	President, Chief Operating	March 10, 2004
---------------------   Officer, Chief Financial Officer,
Mel P. Melsheimer	Treasurer and Chief Compliance Officer

/s/ Helene B. Shavin	Vice President and Controller	March 10, 2004
---------------------
Helene B. Shavin


/s/ C. Wayne Bardin	Director		        March 10, 2004
---------------------
C. Wayne Bardin


/s/ Phillip A. Bauman	Director		        March 10, 2004
---------------------
Phillip A. Bauman


/s/ G. Morgan Browne	Director		        March 10, 2004
---------------------
G. Morgan Browne


/s/ Dugald A. Fletcher	Director		        March 10, 2004
---------------------
Dugald A. Fletcher


/s/ Dr. Kelly S. Kirkpatrick	Director	        March 10, 2004
-----------------------------
Dr. Kelly S. Kirkpatrick


/s/ Glenn E. Mayer	Director		        March 10, 2004
---------------------
Glenn E. Mayer


/s/ Mark A. Parsells	Director		        March 10, 2004
---------------------
Mark A. Parsells


/s/ Lori D. Pressman	Director		        March 10, 2004
---------------------
Lori D. Pressman


/s/ Charles E. Ramsey	Director		        March 10, 2004
---------------------
Charles E. Ramsey





                              EXHIBIT INDEX

         The following exhibits are filed with this report in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit No.  Description


11.0	     Computation of Per Share Earnings is set forth under Item 8.

31.01	     Certification of CEO pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002.

31.02	     Certification of CFO pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002.

32.01	     Certification of CEO pursuant to 18 U.S.C. Section 1350,
             as adopted pursuant to Section 906 of the Sarbanes-Oxley
             Act of 2002.

32.02	     Certification of CFO pursuant to 18 U.S.C. Section 1350,
             as adopted pursuant to Section 906 of the Sarbanes-Oxley
             Act of 2002.



