Form 10-Q
period 2004-03-31
HARRIS & HARRIS GROUP INC /NY/
filed 2004-05-14
CIK 893739

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.  20549

                                      Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

              For quarterly period ended March 31, 2004

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to _____________

                        Commission File Number: 0-11576

	                   HARRIS & HARRIS GROUP, INC.
----------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

New York	                                             13-3119827
----------------------------------------------------------------------------
(State or other jurisdiction of	                         (IRS Employer
incorporation or organization)                          Identification No.)



111 West 57th Street, New York, New York	                     10019
----------------------------------------------------------------------------
(Address of Principal Executive Offices)	               (Zip Code)


 	                      (212) 582-0900
----------------------------------------------------------------------------
         (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  	[ X ] 		No      [     ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                     Yes  	        		No   X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	Class	                              Outstanding at May 13, 2004
----------------------------------------------------------------------------
Common Stock, $0.01 par value per share	         13,798,845 shares




                           Harris & Harris Group, Inc.
                           Form 10-Q, March 31, 2004

 	                                                      Page Number
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial  Statements.....................      1

Consolidated Statements of Assets and Liabilities..............      2

Consolidated Statements of Operations..........................      3

Consolidated Statements of Cash Flows..........................      4

Consolidated Statements of Changes in Net Assets...............      5

Consolidated Schedule of Investments...........................      6

Notes to Consolidated Financial Statements.....................     13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................     22

Background and Overview........................................     22

Results of Operations..........................................     24

Financial Condition............................................     25

Liquidity and Capital Resources................................     26

Risk Factors...................................................     28

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk...........................................     35

Item 4.  Controls and Procedures...............................     36

PART II  OTHER INFORMATION

Item 1.	Legal Proceedings......................................     37
Item 2.	Changes in Securities and Use of Proceeds..............     37
Item 3.	Defaults Upon Senior Securities........................     37
Item 4.	Submission of Matters to a Vote of Security Holders....     37
Item 5.	Other Information......................................     37
Item 6.	Exhibits and Reports on Form 8-K.......................     37

Signature......................................................     38



PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

	The information furnished in the accompanying consolidated financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim period presented.

	Harris & Harris Group, Inc. (the "Company," "us," "our" and "we") is an internally managed venture capital company that has elected to be treated as a business development company under the Investment Company Act of 1940. Certain information and disclosures normally included in the consolidated financial statements in accordance with Generally Accepted Accounting Principles have been condensed or omitted as permitted by Regulation S-X and Regulation S-K. It is suggested that the accompanying consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003, contained in our 2003 Annual Report.

      On September 25, 1997, our Board of Directors approved a proposal to seek qualification of us as a Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code"). At that time, we were taxable under Subchapter C of the Code (a "C Corporation"). In order to qualify as a RIC, we must, in general (1) annually derive at least 90% of our gross income from dividends, interest, gains from the sale of securities and similar sources; (2) quarterly meet certain investment diversification requirements; and (3) annually distribute at least 90% of our investment company taxable income as a dividend. In addition to the requirement that we must annually distribute at least 90% of our investment company taxable income, we may either distribute or retain our taxable net capital gains from investments, but any net capital gains not distributed could be subject to corporate level tax. Further, we could be subject to a 4% excise tax to the extent we fail to distribute at least 98% of our annual investment company taxable income and would be subject to income tax to the extent we fail to distribute 100% of our investment company taxable income.

      Because of the specialized nature of our investment portfolio, we could satisfy the diversification requirements under Subchapter M of the Code only if we received a certification from the Securities and Exchange Commission (?SEC?) that we are "principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available."

      On April 2, 2003, we received SEC certification for 2002, permitting us to qualify for RIC treatment for 2002 (as we had for 1999-2001). Although the SEC certification for 2002 was issued, there can be no assurance that we will qualify for or receive such certification for subsequent years (to the extent we need additional certification as a result of changes in our portfolio) or that we will actually qualify for Subchapter M treatment in subsequent years. In addition, under certain circumstances, even if we qualified for Subchapter M treatment in a given year, we might take action in a subsequent year to ensure that we would be taxed in that subsequent year as a C Corporation, rather than as a RIC.


            CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	                       ASSETS

                                      March 31, 2004    December 31, 2003
                                         (Unaudited)            (Audited)

Investments, at value (Cost: $54,634,386
  at 3/31/04, $44,603,778 at 12/31/03).. $53,041,457          $42,227,062
Cash and cash equivalents...............     389,811              425,574
Restricted funds (Note 5)...............   1,330,645            1,212,078
Interest receivable.....................      20,565                  450
Income tax receivable...................      11,035               17,375
Prepaid expenses........................      79,165                6,841
Other assets, net of reserve of
  $255,486 at 3/31/04...................     232,903              225,748
                                         -----------          -----------
Total assets............................ $55,105,581          $44,115,128
                                         ===========          ===========

                        LIABILITIES & NET ASSETS

Accounts payable and accrued
  liabilities........................... $ 2,311,831          $ 2,723,398
Payable to broker for unsettled trade...  10,583,080                    0
Deferred rent...........................      38,073               39,648
Deferred income tax liability (Note 6)..     669,344              669,344
                                         -----------          -----------
Total liabilities.......................  13,602,328            3,432,390
                                         -----------          -----------
Net assets.............................. $41,503,253          $40,682,738
                                         ===========          ===========

Net assets are comprised of:
Preferred stock, $0.10 par value,
  2,000,000 shares authorized;
  none issued........................... $         0          $         0
Common stock, $0.01 par value,
  25,000,000 shares authorized;
  15,627,585 issued at 3/31/04 and
  12/31/03..............................     156,276              156,276
Additional paid in capital (Note 4).....  49,564,475	       49,564,475
Accumulated net realized gain (loss)....  (2,374,119)	       (2,410,847)
Accumulated unrealized appreciation of
  investments, net of deferred tax
  liability of $844,918 at 3/31/04 and
  12/31/03..............................  (2,437,848)          (3,221,635)
Treasury stock, at cost (1,828,740
  shares at 3/31/04 and 12/31/03).......  (3,405,531)          (3,405,531)
                                         -----------          -----------
Net assets.............................. $41,503,253          $40,682,738
                                         ===========          ===========

Shares outstanding......................  13,798,845           13,798,845
                                         ===========          ===========
Net asset value per outstanding share... $      3.01          $      2.95
                                         ===========          ===========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                 Three Months Ended    Three Months Ended
                                     March 31, 2004        March 31, 2003
Investment income:
  Interest from:
    Fixed income securities............$     55,853          $     46,246
    Portfolio companies................         683                     0
  Other income.........................           0                18,430
                                       ------------          ------------
    Total investment income............      56,536                64,676

Expenses:
  Salaries and benefits................     470,075               362,196
  Administration and operations........     159,299                95,112
  Professional fees....................      79,061                67,158
  Rent.................................      33,737                47,877
  Directors' fees and expenses.........      52,446                56,365
  Depreciation.........................       9,283                 9,980
  Custodian fees.......................       2,500                 2,187
  Interest expense (Note 4)............           0                 8,261
                                       ------------          ------------
    Total expenses.....................     806,401               649,136
                                       ------------          ------------
  Operating loss before income taxes...    (749,865)             (584,460)
  Income tax provision (Note 6)........           0                     0
                                       ------------          ------------
Net operating loss.....................    (749,865)             (584,460)

Net realized gain on investments:
  Realized gain on investments.........     793,389                   432
    Total realized gain................     793,389                   432
  Income tax provision (Note 6)........      (6,796)               (2,973)
  Net realized gain (loss) on
    investments........................     786,593                (2,541)

Net realized gain (loss)...............      36,728              (587,001)

Net decrease in unrealized
appreciation on investments:
  Decrease as a result of investment
    sales..............................           0                     0
  Increase as a result of investment
    sales..............................     915,118                     0
  Increase on investments held.........      40,258               227,838
  Decrease on investments held.........    (171,589)             (855,964)
                                       ------------          ------------
    Change in unrealized appreciation
      on investments...................     783,787              (628,126)
  Income tax provision (Note 6)........           0                     0
                                       ------------          ------------
  Net increase (decrease) in
    unrealized appreciation on
    investments........................     783,787              (628,126)
                                       ------------          ------------
Net increase (decrease) in net assets
resulting from operations:
    Total..............................$    820,515          $ (1,215,127)
                                       ============          ============
    Per outstanding share..............$       0.06          $      (0.11)
                                       ============          ============

              The accompanying notes are an integral part of these
                        consolidated financial statements.


                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                  Three Months Ended     Three Months Ended
                                      March 31, 2004         March 31, 2003

Cash flows from operating activities:

Net increase (decrease) in net
assets resulting from operations.........$   820,515            $(1,215,127)

Adjustments to reconcile net increase
(decrease) in net assets resulting
from operations to net cash used in
operating activities:

  Net realized and unrealized gain
    on investments....................... (1,577,176)               627,694
  Depreciation...........................      9,283                  9,980

Changes in assets and liabilities:
  Restricted funds.......................   (118,567)                (5,588)
  Receivable from portfolio company......          0                786,492
  Funds in escrow........................          0                750,000
  Interest receivable....................    (20,115)               (21,897)
  Current income tax receivable..........      6,340                (72,546)
  Prepaid expenses.......................    (72,324)                20,764
  Other assets...........................     (3,212)                (2,072)
  Accounts payable and accrued
    liabilities..........................   (411,567)                67,779
  Payable to broker for unsettled trade.. 10,583,080             (5,696,725)
  Accrued profit sharing.................          0                (13,710)
  Current income tax liability...........          0               (857,656)
  Deferred rent..........................     (1,575)                (2,313)
                                         -----------            -----------
  Net cash provided by (used in)
    operating activities.................  9,214,682             (5,624,925)

Cash flows from investing activities:
  Net purchase of short-term investments
    and marketable securities............ (4,520,645)            (7,211,448)
  Proceeds from investments..............  2,506,588                 12,088
  Investment in private placements and
    loans................................ (7,223,662)              (750,000)
  Purchase of fixed assets...............    (12,726)                (1,330)
                                         -----------            -----------
  Net cash used in investing activities.. (9,250,445)	         (7,950,690)

Cash flows from financing activities:
  Proceeds from bank loan payable........          0              7,724,207
                                         -----------            -----------
  Net cash provided by financing
    activities...........................          0              7,724,207

Net decrease in cash and cash equivalents:
  Cash and cash equivalents at
    beginning of the period..............    425,574              5,967,356
  Cash and cash equivalents at end of
    the period...........................    389,811                115,948
                                         -----------            -----------
  Net decrease in cash and cash
   equivalents...........................$   (35,763)           $(5,851,408)
                                         ===========            ===========
Supplemental disclosures of cash
flow information:
  Income taxes paid......................$         0            $   565,000



              The accompanying notes are an integral part of these
                       consolidated financial statements.

               CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                (Unaudited)

                                  Three Months Ended     Three Months Ended
                                      March 31, 2004         March 31, 2003


Changes in net assets from operations:

  Net operating loss....................$   (749,865)           $   (584,460)
  Net realized gain (loss) on
    investments.........................     786,593                  (2,541)
  Net increase in unrealized
    appreciation on investments as
    a result of sales...................     915,118                       0
  Net decrease in unrealized
    appreciation on investments held....    (131,331)               (628,126)
                                        ------------            ------------
  Net increase (decrease) in net
    assets resulting from operations....     820,515              (1,215,127)

Net increase (decrease) in net assets...     820,515              (1,215,127)
                                        ------------            ------------
Net assets:

  Beginning of the period...............  40,682,738              27,256,046
                                        ------------            ------------
  End of the period.....................$ 41,503,253            $ 26,040,919
                                        ============            ============



              The accompanying notes are an integral part of these
                        consolidated financial statements.

         CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2004
                                  (UNAUDITED)

                                            Method of       Shares/
                                        Valuation (3)     Principal       Value

Investments in Unaffiliated Companies
(8)(9)(10) -- 17.6% of total investments

Private Placement Portfolio (Illiquid) --
17.6% of total investments

AlphaSimplex Group, LLC (2)(12) --
  Investment advisory firm headed by
  Dr. Andrew W. Lo, holder of the
  Harris & Harris Group Chair at MIT
  Limited Liability Company Interest..........(B)             --    $  125,000

Continuum Photonics, Inc. (1)(2)(6) --
  Develops optical networking components
  by merging cutting-edge materials, MEMS
  and electronics technologies -- 4.00% of
  fully diluted equity
  Series B Convertible Preferred Stock........(B)      2,000,000       776,119
  Series C Convertible Preferred Stock........(B)      2,368,590       739,000
                                                                    ----------
                                                                     1,515,119

Exponential Business Development
  Company (1)(2)(5)(12) -- Venture
  capital partnership focused on early
  stage companies
  Limited Partnership Interest................(A)            --         25,000

Heartware, Inc. (1)(2)(5)(6) --
  Develops ventricular assist devices --
  0% of fully diluted equity
  Series A-2 Non-Voting Preferred Stock.......(D)        47,620              0

Molecular Imprints, Inc. (1)(2)(4)(6)
  -- Develops nanoimprint lithography
  capital equipment -- 2.09% of fully
  diluted equity
  Series B Convertible Preferred Stock........(A)     1,333,333      2,000,000

NanoGram Corporation (1)(2)(5)(6) --
  Develops a broad suite of intellectual
  property utilizing nanotechnology -- 1.81%
  of fully diluted equity
  Series 1 Convertible Preferred Stock........(A)        63,210         21,672

Nanosys, Inc. (1)(2)(5)(6) -- Develops
  nanotechnology-enabled systems
  incorporating novel and patent-protected
  zero and one-dimensional nanometer-scale
  materials -- 1.55% of fully diluted equity
  Series C Convertible Preferred Stock........(A)       803,428      1,500,000

Nantero, Inc. (1)(2)(5)(6) -- Develops a
  high density nonvolatile random access
  memory chip using nanotechnology -- 3.35%
  of fully diluted equity
  Series A Convertible Preferred Stock........(B)       345,070        538,309
  Series B Convertible Preferred Stock........(B)       207,051        323,000
                                                                    ----------
                                                                       861,309

NeoPhotonics Corporation (1)(2)(6)(13) --
  Develops and manufactures planar optical
  devices and components using nanomaterials
  deposition technology -- 3.66% of fully
  diluted equity
  Common Stock................................(B)        56,250          8,438
  Series 1 Convertible Preferred Stock........(A)     1,821,155      2,003,721
  Warrants at $0.15 expiring 3/12/11..........(B)        28,636            286
                                                                    ----------
                                                                     2,012,445

Optiva, Inc. (1)(2)(5)(6) -- Develops
  and commercializes nanomaterials for
  advanced applications -- 1.96% of
  fully diluted equity
  Series C Convertible Preferred Stock........(B)     1,249,999      1,250,000
                                                                    ----------

Total Unaffiliated Private Placement Portfolio (cost: $9,367,478)...$9,310,545
                                                                    ----------
Total Investments in Unaffiliated Companies (cost: $9,367,478)......$9,310,545
                                                                    ----------


            The accompanying notes are an integral part of
                    this consolidated schedule.

          CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2004
                             (UNAUDITED)
                                            Method of       Shares/
                                        Valuation (3)     Principal       Value


Investments in Non-Controlled Affiliated
Companies (8)(9)(11) -- 22.8% of total investments

Private Placement Portfolio (Illiquid) --
22.8% of total investments

Agile Materials & Technologies, Inc.
  (1)(2)(6) -- Develops and sells
  variable integrated passive RF
  electronic equipment components --
  8.15% of fully diluted equity
  Series A Convertible Preferred Stock.........(D)        3,732,736  $   110,700
  Convertible Bridge Note......................(D)          $75,901       76,584
                                                                     -----------
                                                                         187,284

Chlorogen, Inc. (1)(2)(5)(6) -- Develops
  patented chloroplast technology to
  produce plant-made proteins -- 9.74% of
  fully diluted equity
  Series A Convertible Preferred Stock.........(A)        4,478,038      785,000

Experion Systems, Inc. (1)(2)(7) --
  Develops and sells software to credit
  unions -- 12.49% of fully diluted equity
  Series A Convertible Preferred Stock.........(D)          294,118      262,406
  Series B Convertible Preferred Stock.........(D)           35,294       31,226
  Series C Convertible Preferred Stock.........(D)          222,184      417,706
  Series D Convertible Preferred Stock.........(D)           64,501      121,262
                                                                      ----------
                                                                         832,600

NanoOpto Corporation (1)(2)(6) -- Develops
  high performance, integrated optical
  communications sub-components on a chip
  by utilizing patented nano-manufacturing
  technology -- 7.28% of fully diluted equity
  Series A-1 Convertible Preferred Stock.......(B)          267,857       47,567
  Series B Convertible Preferred Stock.........(B)        1,733,664      737,500
                                                                      ----------
                                                                         785,067

Nanopharma Corp. (1)(2)(5)(6) -- Develops
  advanced nanoscopic drug delivery vehicles
  and systems -- 14.39% of fully diluted equity
  Series A Convertible Preferred Stock.........(A)          684,516     700,000

Nanotechnologies, Inc. (1)(2)(6) -- Develops
  high-performance nanoscale materials for
  industry -- 6.48% of fully diluted equity
  Series B Convertible Preferred Stock.........(B)        1,538,837   1,107,963
  Series C Convertible Preferred Stock.........(B)          235,720     169,718
                                                                    -----------
                                                                      1,277,681

NeuroMetrix, Inc. (1)(2) -- Develops and
  sells medical devices for monitoring
  neuromuscular disorders -- 12.42% of
  fully diluted equity
  Series A Convertible Preferred Stock.........(B)          875,000   1,312,500
  Series B Convertible Preferred Stock.........(B)          625,000     937,500
  Series C-2 Convertible Preferred Stock.......(B)        1,148,100   1,722,150
  Series E Convertible Preferred Stock.........(B)          499,996     749,994
  Series E-1 Convertible Preferred Stock.......(B)        1,402,187   2,103,282
                                                                    -----------
                                                                      6,825,426
Questech Corporation (1)(2)(5) --
  Manufactures and markets proprietary
  metal decorative tiles -- 6.73% of
  fully diluted equity
  Common Stock.................................(B)          646,954     724,588
  Warrants at $5.00 expiring 10/25/04..........(B)            1,966           0
  Warrants at $1.50 expiring 11/16/05..........(B)            1,250           0
  Warrants at $1.50 expiring 08/03/06..........(B)            8,500           0
  Warrants at $1.50 expiring 11/21/07..........(B)            3,750           0
  Warrants at $1.50 expiring 11/19/08..........(B)            5,000           0
                                                                     -----------
                                                                        724,588
                                                                     -----------
Total Non-Controlled Private Placement Portfolio
(cost: $13,624,364)..................................................$12,117,646
                                                                     -----------
Total Investments in Non-Controlled Affiliated Companies
(cost: $13,624,364)..................................................$12,117,646
                                                                     -----------

                    The accompanying notes are an integral
                      part of this consolidated schedule.

             CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2004
                                 (UNAUDITED)

                                           Method of       Shares/
                                        Valuation (3)     Principal       Value


U.S. Government and Agency Obligations
-- 59.6% of total investments

  U.S. Treasury Bills -- due date 04/01/04.....(J)      $10,875,000  $10,875,000
  U.S. Treasury Bills -- due date 04/08/04.....(J)        1,800,000    1,799,640
  U.S. Treasury Bills -- due date 04/29/04.....(J)       10,590,000   10,581,846
  U.S. Treasury Bills -- due date 05/13/04.....(J)        2,090,000    2,087,701
  U.S. Treasury Bills -- due date 05/20/04.....(J)        2,425,000    2,421,896
  U.S. Treasury Notes -- due date 05/15/08,
    coupon 2.625%..............................(H)        1,850,000    1,861,563
  U.S. Treasury Notes -- due date 03/15/09,
    coupon 2.625%..............................(H)        2,000,000    1,985,620
                                                                     -----------

Total Investments in U.S. Government and Agency Obligations
(cost: $31,642,544)..................................................$31,613,266
                                                                     -----------
Total Investments -- 100% (cost: $54,634,386)........................$53,041,457
                                                                     ===========


                    The accompanying notes are an integral
                       part of this consolidated schedule.


             CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2004


Notes to Consolidated Schedule of Investments

(1) Represents a non-income producing security. Equity investments that have not paid dividends within the last 12 months are considered to be non-income producing.

(2)    Legal restrictions on sale of investment.

(3) See Footnote to Schedule of Investments for a description of the Asset Valuation Policy Guidelines.

(4)    Initial investment was made during 2004.

(5) No changes in valuation occurred in these investments during the three months ended March 31, 2004.

(6) These investments are development stage companies. A development stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations, or it has commenced such operations but has not realized significant revenue from them.

(7)    Previously named MyPersonalAdvocate.com, Inc.

(8) Investments in unaffiliated companies consist of investments in which we own less than 5% of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own more than 5% but less than 25% of the portfolio company. Investments in controlled affiliated companies consist of investments in which we own more than 25% of the portfolio company.

(9) The percentage ownership of each portfolio company disclosed in the Consolidated Schedule of Investments expresses the potential equity interest in each such portfolio company. The calculated percentage represents the amount of the issuer?s equity securities we own or can acquire as a percentage of the issuer?s total outstanding equity securities plus equity securities reserved for issued and outstanding warrants, convertible securities and all authorized stock options, both granted and ungranted.

(10) The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $9,367,478. The gross unrealized appreciation based on the tax cost for these securities is $166,948. The gross unrealized depreciation based on the tax cost for these securities is $223,881.

(11) The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $13,624,364. The gross unrealized appreciation based on the tax cost for these securities is $2,772,007. The gross unrealized depreciation based on the tax cost for these securities is $4,278,725.

(12)   Non-registered investment company.

(13) NeoPhotonics filed for bankruptcy on November 17, 2003. We sold our investment in the Series D Preferred Stock in January 2004. NeoPhotonics emerged from bankruptcy, as a newly reorganized company, after obtaining financing from us and other investors.

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

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited)

NOTE 1.  THE COMPANY

      Harris & Harris Group, Inc. (the "Company," "us," "our" and "we") is a venture capital company operating as a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act"). We operate as an internally managed company whereby our officers and employees, under the general supervision of our Board of Directors, conduct our operations.

      We elected to become a BDC on July 26, 1995, after receiving the necessary approvals. From September 30, 1992, until the election of BDC status, we operated as a closed-end, non-diversified investment company under the 1940 Act. Upon commencement of operations as an investment company, we revalued all of our assets and liabilities at fair value as defined in the 1940 Act. Prior to September 30, 1992, we were registered and filed under the reporting requirements of the Securities and Exchange Act of 1934 as an operating company and, while an operating company, operated directly and through subsidiaries.

      Harris & Harris Enterprises, Inc. ("Enterprises") is a 100% wholly owned subsidiary of the Company. Enterprises held a lease for office space until the lease expired on July 31, 2003, which office space it sublet to the Company and an unaffiliated party; is a partner in Harris Partners I, L.P., and is taxed as a C corporation. Harris Partners I, L.P., is a limited partnership and owned, until December 31, 2002, a 20% limited partnership interest in PHZ Capital Partners L.P. Currently, Harris Partners I, L.P. owns our interest in AlphaSimplex Group, LLC. The partners of Harris Partners I, L.P. are Enterprises (sole general partner) and Harris & Harris Group, Inc. (sole limited partner).


      We filed for the 1999 tax year to elect treatment as a Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code") and qualified for the same treatment for 2000-2002. There can be no assurance that we will qualify as a RIC for 2003 and subsequent years or that if we do qualify, we will continue to qualify for subsequent years. In addition, even if we were to qualify as a RIC for a given year, we might take action in a subsequent year to ensure that we would be taxed in that subsequent year as a C Corporation, rather than as a RIC. As a RIC, we must, among other factors, distribute at least 90% of our investment company taxable income and may either distribute or retain our realized net capital gains on investments.

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

      Securities Transactions. Securities transactions are accounted for on the date the securities are purchased or sold (trade date); dividend income is recorded on the ex-dividend date; and interest income is accrued as earned. Realized gains and losses on investment transactions are determined by specific identification for financial reporting and tax reporting.

      Income Taxes. Prior to January 1, 1999, we recorded income taxes using the liability method in accordance with the provision of Statement of Financial Accounting Standards No. 109. Accordingly, deferred tax liabilities had been established to reflect temporary differences between the recognition of income and expenses for financial reporting and tax purposes; the most significant such difference relates to our unrealized appreciation on investments.

      The March 31, 2004, consolidated financial statements include a provision for deferred taxes on the remaining net built-in gains as of December 31, 1998, net of the unutilized operating and capital loss carryforwards incurred by us through December 31, 1998.

      We pay federal, state and local income taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, which is a C corporation. (See "Note 6. Income Taxes.")

      Estimates by Management. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2004, and December 31, 2003, and the reported amounts of revenues and expenses for the three months ended March 31, 2004, and March 31, 2003. The most significant estimates relate to the fair valuations of investments. Actual results could differ from these estimates.

NOTE 3. EMPLOYEE PROFIT SHARING PLAN

	As of January 1, 2003, we implemented the Amended and Restated Harris & Harris Group, Inc. Employee Profit-Sharing
Plan, which we refer to as the 2002 Plan.

	The 2002 Plan (and its predecessor) provides for profiting sharing by our officers and employees equal to 20% of our "qualifying income" for that plan year. For the purposes of the 2002 Plan, qualifying income is defined as net realized income as reflected on our consolidated statements of operations for that year, less nonqualifying gains, if any.

	For purposes of the 2002 Plan, our net realized income includes investment income, realized gains and losses, and operating expenses (including taxes paid or payable by us), but is calculated without including dividends paid or distributions made to shareholders, payments under the Plan, unrealized gains and losses, and loss carry-overs from other years. The proportion of net after-tax realized gains attributable to asset values as of September 30, 1997, is considered nonqualifying gain, which reduces qualifying income.

	On October 15, 2002, our shareholders approved the performance goals under the 2002 Plan in accordance with Section 162(m) of the Code, effective as of January 1, 2003. The Code generally provides that a public company such as we may not deduct compensation paid to its chief executive officer or to any of its four most highly compensated officers to the extent that the compensation paid to the officer/employee exceeds $1,000,000 in any tax year, unless payment is made upon the attainment of objective performance goals that are approved by our shareholders.

	Under the 2002 Plan, our net realized income, which we refer to as qualifying income, includes investment income, realized qualifying gains and losses, and operating expenses (including taxes paid or payable by us), but is calculated without including dividends paid or loss carry-overs from other years. As soon as practicable following the year-end audit, the Audit Committee will determine whether, and if so how much, qualifying income exists for a plan year. Once determined, 90% of the qualifying income will be paid out to 2002 Plan participants pursuant to the distribution percentages set forth in the 2002 Plan. The remaining 10% will be paid out after we have filed our federal tax return for that plan year.

	Under the 2002 Plan, awards previously granted to four current Participants (Messrs. Harris and Melsheimer and Ms. Shavin and Matthews, herein referred to as the ?grandfathered participants?) will be reduced by 10% with respect to ?Non-Tiny Technology Investments? (as defined in the 2002 Plan) and by 25% with respect to ?Tiny Technology Investments? (as defined in the 2002 Plan) and will become permanent. These reduced awards are herein referred to as ?grandfathered participations.? The amount by which the awards are reduced will be allocable and reallocable each year by the Compensation Committee among current and new participants as awards under the 2002 Plan. The grandfathered participations will be honored by us whether or not the grandfathered participant is still employed by us or is still alive (in the event of death, the grandfathered participations will be paid to the grandfathered participant?s estate), unless the grandfathered participant is dismissed for cause, in which case all awards, including the grandfathered participations, will be immediately cancelled and forfeited. With regard to new investments and follow-on investments made after the date on which the first new employee begins participating in the 2002 Plan, both current and new participants will be required to be employed by us at the end of a plan year in order to participate in profit-sharing on our investments with respect to that year.

	Notwithstanding any provisions of the 2002 Plan, in no event may the aggregate amount of all awards payable for any Plan Year during which we remain a ?business development company? within the meaning of the 1940 Act be greater than 20% of our ?net income after taxes? within the meaning of Section 57(n)(1)(B) of the 1940 Act. In the event the awards as calculated exceed that amount, the awards will be reduced pro rata.

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

	The grandfathered participations are set forth below:


                                    Grandfathered Participations
                            -------------------------------------------
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

	During 2003, we made no accrual for profit sharing.  At
March 31, 2004, we have no accrual for profit sharing.

NOTE 4.  CAPITAL TRANSACTIONS

	In 1998, the Board of Directors approved that effective January 1, 1998, 50% of all Directors? fees be used to purchase our common stock from us. However, effective March 1, 1999, the Board of Directors approved that Directors may purchase our common stock in the open market, rather than from us.

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

	On July 8, 2002, we filed a final prospectus under Rule 497 of the Securities Act of 1933 with the SEC for the issuance of transferable rights to our shareholders. The rights allowed the shareholders to subscribe for a maximum of 2,954,743 new shares of our common stock, of which 2,634,614 new shares were subscribed for pursuant to the rights offering. The actual amount of gross proceeds raised upon completion of the offer was $5,927,882; net proceeds were $5,643,470, after expenses of $284,412. We have invested all of the net proceeds raised from the offering in accordance with our investment objectives and policies.

	On December 24, 2003, we filed a final prospectus under Rule 497 of the Securities Act of 1933 with the SEC for issuance of 2,000,000 shares of our common stock plus 300,000 additional shares if the underwriter exercised its over-allotment option.
All of the 2,300,000 shares were sold. The actual amount of net proceeds raised upon completion of the offering was $17,296,000;
net proceeds of the offering, less offering costs of $664,038, were $16,631,962. We intend to use the net proceeds of the offering, less offering costs, to make new investments in tiny technology as well as follow-on investments in our existing venture capital investments, and for working capital. From the completion of the offering through March 31, 2004, we have used $7,951,609 of the $16,631,962.

	On February 17, 2004, we filed a registration statement with the Securities and Exchange Commission on Form N-2 with respect to 3,000,000 shares of our Common Stock. After the effective date, the Common Stock may be sold at prices and on terms to be set forth in one or more supplements to the prospectus from time to time.

	As of December 31, 2003, there are no distributable earnings. The difference between the book basis and tax basis components of distributable earnings is primarily attributed to Built-In Gains generated at the time of our qualification as a RIC (see Note 6. ?Income Taxes?), nondeductible deferred compensation and net operating losses.

	Beginning with the Consolidated Statements of Assets and Liabilities at December 31, 2003, additional paid-in capital and common stock warrants have been combined and are reported as additional paid-in capital. There have been no common stock warrants outstanding since March 2000.


NOTE 5.  EMPLOYEE BENEFITS

	On October 19, 1999, Charles E. Harris signed an Employment Agreement with us (disclosed in a Form 8-K filed on October 27, 1999) (the "Employment Agreement"), which superseded an employment agreement that was about to expire on December 31, 1999. The Employment Agreement shall terminate on December 31, 2004 ("Term") subject to either an earlier termination or an extension in accordance with the terms; on January 1, 2000 and on each day thereafter, the Term extends automatically by one day unless at any time we or Mr. Harris, by written notice, decide not to extend the Term, in which case the Term will expire five years from the date of the written notice.

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

	The Employment Agreement provides Mr. Harris with life insurance for the benefit of his designated beneficiaries in the amount of $2,000,000; provides reimbursement for uninsured medical expenses, not to exceed $10,000 per annum, adjusted for inflation, over the period of the contract; provides Mr. Harris and his spouse with long-term care insurance; and with disability insurance in the amount of 100% of his base salary. These benefits are for the term of the Employment Agreement.

	The Employment Agreement provides for us to adopt a supplemental executive retirement plan (the "SERP") for the benefit of Mr. Harris. Under the SERP, we will cause an amount equal to one-twelfth of Mr. Harris's current annual salary to be credited each month (a "Monthly Credit") to a special account maintained for this purpose on our books for the benefit of Mr. Harris (the "SERP Account"). The amounts credited to the SERP Account will be deemed invested or reinvested in such mutual funds or U.S. Government securities as determined by Mr. Harris.
 The SERP Account will be credited and debited to reflect the deemed investment returns, losses and expenses attributed to such deemed investments and reinvestments. Mr. Harris's benefit under the SERP will equal the balance in the SERP Account and such benefit will always be 100% vested (i.e., not forfeitable). Mr. Harris will determine the form and timing of the distribution of the balance in the SERP Account; provided, however, in the event of the termination of his employment, the balance in the SERP Account will be distributed to Mr. Harris or his beneficiary, as the case may be, in a lump-sum payment within 30 days of such termination. We will establish a rabbi trust for the purpose of accumulating funds to satisfy the obligations incurred by us under the SERP. The restricted funds for the SERP Plan total $1,330,645 at March 31, 2004. Mr. Harris's rights to benefits pursuant to this SERP will be no greater than those of a general creditor of us.

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

	On June 30, 1994, we adopted a plan to provide medical and dental insurance for retirees, their spouses and dependents who, at the time of their retirement, have ten years of service with us and have attained 50 years of age or have attained 45 years of age and have 15 years of service with us. On February 10, 1997, we amended this plan to include employees who "have seven full years of service and have attained 58 years of age." The coverage is secondary to any government provided or subsequent employer provided health insurance plans. The annual premium cost to us with respect to the entitled retiree shall not exceed $12,000, subject to an index for inflation. Based upon actuarial estimates, we provided an original reserve of $176,520 that was charged to operations for the period ending June 30, 1994. As of March 31, 2004, we had a reserve of $555,129 for the plan.
Recent changes to the Medicare program may affect our costs under this plan. In accordance with FASB Staff Position 106-1, our estimates of the obligation under this standard do not reflect these changes. Specific authoritative guidance regarding these changes is pending and when issued, could require us to change previously reported information.

	We are making the following disclosures about our plan to provide medical and dental insurance for retirees.

Reconciliation of Accumulated
Postretirement Benefit Obligations

	Projected accumulated postretirement
	benefit obligation at January 1, 2004	$525,288

		Service cost                      15,988

		Interest cost	                   7,848
	                                        --------
	Projected accumulated postretirement
	benefit obligation at March 31, 2004	$549,124
                                                ========

	On March 20, 2003, in order to begin planning for eventual management succession, the Board of Directors voted to establish a mandatory retirement plan for individuals who are employed by us in a bona fide executive or high policy-making position.
There are currently two such individuals, the Chairman and CEO, and the President and COO. Under this plan, mandatory retirement will take place effective December 31 of the year in which the eligible individuals attain the age of 65. On an annual basis beginning in the year in which the designated individual attains the age of 65, a committee of the Board consisting of non-interested directors may determine to postpone the mandatory retirement date for that individual for one additional year for our benefit.

	Under applicable law prohibiting discrimination in employment on the basis of age, we can impose a mandatory retirement age of 65 for our executives or employees in high policy-making positions only if each employee subject to the mandatory retirement age is entitled to an immediate retirement benefit at retirement age of at least $44,000 per year. The benefits payable at retirement to Charles E. Harris, our Chairman and Chief Executive Officer, and Mel P. Melsheimer, our President, Chief Operating Officer and Chief Financial Officer, under our existing retirement plans do not equal this threshold.
 Mr. Harris has offered, for our benefit, to waive his right to exclude certain other benefits from this calculation, which makes it unlikely that any provision will have to be made for him in order for us to comply with this threshold requirement. For Mr. Melsheimer, however, a new plan was established to provide him with the difference between the benefit required under the age discrimination laws and that provided under our existing plans. The expense to us of providing the benefit under this new plan is currently estimated to be $450,000. This benefit will be unfunded, and the expense is being amortized over the fiscal periods through the year ended December 31, 2004.

NOTE 6.  INCOME TAXES

	Provided that a proper election is made, a corporation taxable under Subchapter C of the Internal Revenue Code (a ?C Corporation?) that elects to qualify as a RIC continues to be taxable as a C Corporation on any gains realized within 10 years of its qualification as a RIC (the ?Inclusion Period?) from sales of assets that were held by the corporation on the effective date of the RIC election (?C Corporation Assets?) to the extent of any gain built into the assets on such date (?Built-In Gain?). (If the corporation fails to make a proper election, it is taxable on its Built-In Gain as of the effective date of its RIC election.)
 We had Built-In Gains at the time of our qualification as a RIC and made the election to be taxed on any Built-In Gain realized during the Inclusion Period. Prior to 1999, we incurred ordinary and capital losses from operations. After our election of RIC status, those losses remained available to be carried forward to subsequent taxable years. We have previously used loss carryforwards to offset Built-In Gains. As of January 1, 2004, we had $501,640 of pre-1999 loss carryforwards remaining and $4,663,457 of unrealized Built-In Gains remaining.

	Continued qualification as a RIC requires us to satisfy certain investment asset diversification requirements in future years. Our ability to satisfy those requirements may not be controllable by us. There can be no assurance that we will qualify as a RIC in subsequent years.

	To the extent that we retain capital gains and declare a deemed dividend to shareholders, the dividend is taxable to the shareholders. We would pay tax, at the corporate rate, on the distribution, and the shareholders would receive a tax credit equal to their proportionate share of the tax paid. We took advantage of this rule for 2001. Our financial statements for 2001 include a tax liability of $290,748. The taxes paid by our shareholders as a result of our deemed dividend declaration 2001 ($271,467) are reflected as a deduction to the additional paid-in capital in our Consolidated Statement of Assets and Liabilities, rather than an expense in the Consolidated Statement of Operations.


	We pay federal, state and local taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is taxed as a C Corporation.

	During the three months ended March 31, 2004, we accrued a net tax provision of $6,796.

	For the three months ended March 31, 2004, and 2003, our income tax provision was allocated as follows:

                                    Three Months Ended     Three Months Ended
                                      March 31, 2004         March 31, 2003

Investment operations                     $          0           $          0
Net realized gain on investments                 6,796                  2,973
Net decrease in unrealized
  appreciation on investments                        0                      0
                                          ------------           ------------
Total income tax provision                $      6,796           $      2,973
                                          ============           ============

The above tax provision consists of the following:



Current	                                  $      6,796           $      2,973
Deferred -- Federal	                             0                      0
                                          ------------           ------------
Total income tax provision                $      6,796           $      2,973
                                          ============           ============

	Our net deferred tax liability at March 31, 2004, and December 31, 2003, consists of the following:

                                         March 31, 2004     December 31, 2003

Tax on unrealized appreciation
on investments	                          $     844,918          $    844,918

Net operating loss and capital
carryforward	                               (175,574)             (175,574)
                                          -------------          ------------

Net deferred income tax liability         $     669,344          $    669,344
                                          =============          ============


NOTE 7.  COMMITMENTS

	During 1993, we signed a 10-year lease for office space, which lease expired on July 31, 2003. On April 17, 2003, we signed a seven-year sublease for office space at 111 West 57th Street in New York City to replace the expired lease. Total rent expense was $200,711 for 2003. Future minimum sublease payments in each of the following years are: 2004 -- $134,816; 2005 -- $138,187; 2006 -- $141,641; 2007 -- $145,182; 2008 -- $148,811;
and thereafter, for the remaining term -- $203,571.

NOTE 8.  ASSET ACCOUNT LINE OF CREDIT

	On November 19, 2001, we established an asset account line of credit. The asset account line of credit is secured by government and government agency securities. Under the asset account line of credit, we may borrow up to 95% of the current value of the government and government agency securities with which we secure the line. Our available line of credit at March 31, 2004, was $30,032,603. Our outstanding balance under the asset account line of credit at March 31, 2004, and March 31, 2003, was $0 and $7,724,207, respectively. The asset account line of credit bears interest at a rate of the Broker Call Rate plus 50 basis points.


NOTE 9.  SUBSEQUENT EVENTS

	On April 13, 2004, we filed an amended registration statement with the Securities and Exchange Commission on Form N-2 with respect to shares of our Common Stock. After the effective date, the Common Stock may be sold at prices and on terms to be set forth in one or more supplements to the prospectus from time to time.

	On April 13, 2004, we wired $150,000 into an escrow account in anticipation of making a follow-on investment in the form of a Convertible Bridge Note of a privately held portfolio company.

	On April 20, 2004, we made a $75,901 follow-on investment in the form of a Convertible Bridge Note of a privately held portfolio company.

	On May 7, 2004, we made a $50,000 follow-on investment in a privately held portfolio company and a $250,000 initial investment in a privately held portfolio company.

	On May 10, 2004, we made a $12,091 follow-on investment in a privately held portfolio company by purchasing shares from selling shareholders.

NOTE 10.  OTHER

	We have a total of $255,486 of funds in escrow as a result of the merger of NanoGram Devices Corporation and a wholly owned subsidiary of Wilson Greatbatch Technologies, Inc. The funds are being held for one year in an interest-bearing escrow account to secure the indemnification obligations of the former stockholders of NanoGram Devices Corporation. We set up a reserve of 100% of the $255,486.


Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations


	The information contained in this section should be read in conjunction with our March 31, 2004 Consolidated Financial
Statements and our year-end 2003 Consolidated Financial
Statements and the Notes thereto.

Background and Overview

	We incorporated under the laws of the state of New York in August 1981. In 1983, we completed an initial public offering and invested $406,936 in Otisville BioTech, Inc. (?Otisville?), which also completed an initial public offering later that year.
 In 1984, Charles E. Harris purchased a controlling interest in us, thereby also becoming the control person in Otisville. We then divested our other assets and became a financial services company, with the investment in Otisville as the initial focus of our business activity. We hired new management for Otisville, and Otisville acquired new technology targeting the development of a human blood substitute.

	By 1988, we operated two insurance brokerages and a trust company as wholly-owned subsidiaries. In 1989, Otisville changed its name to Alliance Pharmaceutical Corporation ("Alliance"), and by 1990, we had completed selling our $406,936 investment in Alliance for total proceeds of $3,923,559.

      In 1992, we sold our insurance brokerage and trust company subsidiaries to their respective managements and registered as an investment company under the 1940 Act, commencing operations as a closed-end, non-diversified investment company. In 1995, we elected to become a business development company subject to the provisions of Sections 55 through 65 of the 1940 Act. Throughout our corporate history, we have made early-stage venture capital investments in a variety of industries. In 1994, we made our first nanotechnology investment. Since August 2001, we have made initial investments exclusively in tiny technology, including our last 15 initial investments.

	Since our investment in Otisville in 1983, we have made a total of 57 venture capital investments, including four private investments in public equities. We have sold 38 of these 57 investments, realizing total proceeds of $108,159,142 on our invested capital of $40,094,851. Seventeen of these 38 investments were profitable. The average and median holding periods for these 38 investments were 3.5 years and 3.2 years, respectively. At March 31, 2004, we valued the 18 venture capital investments remaining in our portfolio at $21,428,191, or 51.6% of our net assets, net of unrealized depreciation of $1,563,651 At March 31, 2004, the average and median holding periods for our 18 current venture capital investments are 2.9 years and 2.0 years, respectively.

	We have invested a substantial portion of our assets in private, development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth, have little or no history of operations and are developing unproven technologies. At March 31, 2004, $21,428,191, or 51.6%, of our net assets consisted of venture capital investments at fair value, net of unrealized depreciation of $1,563,651. At December 31, 2003, $15,106,576 or
37.1% of our net assets consisted of venture capital investments at fair value, of which net unrealized depreciation was $2,375,303. At December 31, 2002, $12,036,077, or 44.2%, of our
net assets consisted of venture capital investments at fair value, of which net unrealized appreciation was $2,718,389.


	Because none of our current venture capital investments have readily available market values, we value our investments each quarter at fair value as determined in good faith by our Valuation Committee within guidelines established by our Board of Directors in accordance with the 1940 Act. (See "Footnote to Consolidated Schedule of Investments" contained in "Consolidated Financial Statements.")

	We have broad discretion in the investment of our capital. However, we invest primarily in illiquid equity securities of private companies. Generally, these investments take the form of preferred stock, are subject to restrictions on resale and have no established trading market. Our principal objective is to achieve long-term capital appreciation. Therefore, a significant portion of our investment portfolio provides little or no income in the form of dividends or interest. We do earn interest income from fixed-income securities, including U.S. government and government agency obligations. The amount of interest income we earn varies with the average balance of our fixed-income portfolio and the average yield on this portfolio and is not expected to be material to our results of operations.

	General business and capital markets conditions in 2003 were adverse for the venture capital industry. There were few opportunities to take venture capital-backed companies public or sell them to established companies. During this period, it was difficult to finance venture capital-backed companies privately and in general, for venture capital funds themselves to raise capital. General business and capital markets conditions in the first quarter of 2004 improved for the venture capital industry from those prevailing in 2003.

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


	Because of the structure and objectives of our business, we generally expect to experience net operating losses and seek to generate increases in our net assets from operations through the long term appreciation of our venture capital investments. We have in the past relied, and continue to rely, on proceeds from sales of investments, rather than on investment income, to defray a significant portion of our operating expenses. Because such sales of our investments are unpredictable, we attempt to maintain adequate working capital to provide for fiscal periods when we have no sales of investments.


Results of Operations

Three months ended March 31, 2004, as compared to the three months ended March 31, 2003

	We had a net increase in net assets resulting from operations of $820,515 in the three months ended March 31, 2004, as compared with a net decrease in net assets resulting from operations of $1,215,127 in the three months ended March 31, 2003.

Investment Income and Expenses:

	We had net operating losses of $749,865 and $584,460 for the three months ended March 31, 2004, and March 31, 2003, respectively. In the three months ended March 31, 2004, our larger net operating loss reflected a net increase in expenses primarily related to increases in salaries and benefits and in expenses for administration and operations.

	Operating expenses were $806,401 and $649,136 for the three months ended March 31, 2004, and March 31, 2003, respectively.
In the three months ended March 31, 2004, as compared with the three months ended March 31, 2003, salaries and benefits increased by $107,879 or 29.8%, primarily as a result of an additional employee; administration and operations increased by $64,187, or 67.5%, primarily as a result of an increase in travel and entertainment expenses for due diligence work on potential portfolio companies and a shift in the timing of an annual contribution to the MIT Entrepreneurship Center that we made in the first quarter of 2004 and in the second quarter of 2003.

Realized Gains and Losses on Portfolio Securities:

	During the three months ended March 31, 2004, and March 31, 2003, we realized gains of $793,389 and $432, respectively.

	During the three months ended March 31, 2004, we realized net gains of $793,389, consisting primarily of a realized gain of $1,681,259 resulting from the sale of our investment in NanoGram Devices Corporation, offset by a realized loss of $915,108 resulting from the sale of our shares of Series D Convertible Preferred Stock in NeoPhotonics Corporation.

Unrealized Appreciation and Depreciation of Portfolio Securities:

	Net unrealized depreciation on investments decreased by $783,787, or 33.0%, during the three months ended March 31, 2004, from $2,376,716 at December 31, 2003, to $1,592,929 at March 31,
2004.

	During the three months ended March 31, 2004, we recorded a net decrease of $811,652 in unrealized depreciation of our venture capital investments, primarily as a result of the realization of the loss of $915,108 on the sale of our shares of Series D Convertible Preferred stock in NeoPhotonics Corporation.


Financial Condition

Three Months ended March 31, 2004

	Our total assets and net assets were $55,105,581 and $41,503,253, respectively, at March 31, 2004, compared with $44,115,128 and $40,682,738 at December 31, 2003.

	Net asset value per share ("NAV") was $3.01 at March 31, 2004, versus $2.95 at December 31, 2003. Our shares outstanding remained unchanged during the three months ended March 31, 2004.

	Significant developments in the three months ended March 31, 2004, were an increase in payable to broker for unsettled trade of $10,583,080 and an increase in the value of our investment in U.S. government and government obligations of $4,492,780.

	The increase in the value of our venture capital investments, from $15,106,576 at December 31, 2003, to $21,428,191 at March 31, 2004, resulted primarily from two new venture capital investments and five follow-on investments, partially offset by a net decrease in the net value of our previous venture capital investments, reflecting the sale of NanoGram Devices.

	The following table is a summary of additions to our portfolio of venture capital investments during the three months ended March 31, 2004:


	New Investment	                       Amount
        -------------------------------
	Molecular Imprints, Inc.	       $2,000,000
	NeoPhotonics Corporation	       $1,925,000

	Follow-on Investment
	Agile Materials & Technologies, Inc.   $   75,901
	Continuum Photonics, Inc.	       $  739,000
	Experion Systems, Inc.	               $  121,262
	NanoOpto Corporation	               $  612,500
	NeuroMetrix, Inc.	               $1,749,999
                                               ----------
		Total			       $7,223,662
                                               ==========

	The following tables summarize the fair values of our portfolios of venture capital investments and U.S. Government and agency Obligations, as compared with their cost, at March 31, 2004, December 31, 2003, and December 31, 2002:


		                   March 31,           December 31,
                                 -------------   ------------------------
                                     2004           2003         2002

Venture capital investments,
  at cost                         $22,991,842    $17,481,879  $14,754,466

Unrealized depreciation(1)	    1,563,651	   2,375,303	2,718,389
                                  -----------    -----------  -----------
Venture capital investments,
at fair value                     $21,428,191    $15,106,576  $12,036,077
                                  ===========    ===========  ===========



		                   March 31,           December 31,
                                 -------------   ------------------------
                                     2004           2003         2002

U.S. Government and Agency
  Obligations, at cost            $31,642,544    $27,121,899  $15,452,469

Unrealized depreciation(1)	       29,278          1,413        1,724
                                  -----------    -----------  -----------
U.S. Government and Agency
  Obligations, at fair value      $31,613,266	 $27,120,486  $15,450,745
                                  ===========    ===========  ===========


(1)At March 31, 2004, December 31, 2003, and December 31, 2002,
the accumulated unrealized depreciation on investments, including deferred taxes, was $2,437,848, $3,221,635 and $3,565,032, respectively.

	The following table summarizes the fair value composition of our venture capital investment portfolio at March 31, 2004, December 31, 2003, and December 31, 2002:


		                   March 31,           December 31,
                                 -------------   ------------------------
                                     2004           2003         2002


Tiny Technology	                    60.2%	    60.7%	49.0%
Other Venture Capital Investments   39.8%	    39.3%	51.0%
                                   -----           -----       -----
Total Venture Capital Investments  100.0%	   100.0%      100.0%
                                   =====           =====       =====


Liquidity and Capital Resources
      Our primary sources of liquidity are cash, receivables and freely marketable securities, net of short-term indebtedness.
Our secondary sources of liquidity are restricted securities of companies that are publicly traded. We do not have restricted securities of companies that are publicly traded, and we had none in 2003.

Three Months ended March 31, 2004

	At March 31, 2004, and December 31, 2003, our total net primary liquidity was $21,451,597 and $27,563,886, respectively.


	The decrease in our primary source of liquidity from December 31, 2003, to March 31, 2004, is primarily owing to the receipt of the proceeds from the sale of our investment in NanoGram Devices Corporation offset by our investments in Agile Materials & Technologies, Inc., Continuum Photonics, Inc., Experion Systems, Inc., Molecular Imprints, Inc., NanoOpto Corporation, NeoPhotonics Corporation and NeuroMetrix, Inc., and use of funds for net operating expenses.

Critical Accounting Policies

	Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex or subjective judgments. Our critical accounting policies are those applicable to the valuation of investments.

Valuation of Portfolio Investments

	As a business development company, we invest primarily in illiquid securities, including debt and equity securities of private companies. The investments are generally subject to restrictions on resale and generally have no established trading market. We value substantially all of our equity investments at fair value as determined in good faith by our Valuation Committee. The Valuation Committee, comprised of at least three or more independent Board members, reviews and approves the valuation of our investments within the guidelines established by the Board of Directors. Fair value is generally defined as the amount that an investment could be sold for in an orderly disposition over a reasonable time. Generally, to increase objectivity in valuing our assets, external measures of value, such as public markets or third party transactions, are utilized whenever possible. Valuation is not based on long-term work-out value, nor immediate liquidation value, nor incremental value for potential changes that may take place in the future.

Recent Developments

	On April 13, 2004, we filed an amended registration statement with the Securities and Exchange Commission on Form N-2 with respect to shares of our Common Stock. After the effective date, the Common Stock may be sold at prices and on terms to be set forth in one or more supplements to the prospectus from time to time.

	On April 13, 2004, we wired $150,000 into an escrow account in anticipation of making a follow-on investment in the form of a Convertible Bridge Note of a privately held portfolio company.

	On April 20, 2004, we made a $75,901 follow-on investment in the form of a Convertible Bridge Note of a privately held portfolio company.

	On May 7, 2004, we made a $50,000 follow-on investment in a privately held portfolio company and a $250,000 initial investment in a privately held portfolio company.

	On May 10, 2004, we made a $12,091 follow-on investment in a privately held portfolio company by purchasing shares from selling shareholders.


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

	We have invested a substantial portion of our assets in privately held development stage or start-up companies. These businesses tend to lack management depth, to have limited or no history of operations and to have not attained profitability. Tiny technology companies are especially risky, involving scientific, technological and commercialization risks. Because of the speculative nature of these investments, these securities have a significantly greater risk of loss than traditional investment securities. Some of our venture capital investments are likely to be complete losses or unprofitable, and some will never realize their potential. We have been and will continue to be risk seeking rather than risk averse in our approach to venture capital and other investments. Neither our investments nor an investment in our common stock is intended to constitute a balanced investment program.

We may invest in companies working with technologies or intellectual property that currently have few or no proven commercial applications.

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

	Research and commercialization efforts in tiny technology are being undertaken by a wide variety of government, academic and private corporate entities. As additional commercially viable applications of tiny technology begin to emerge, ownership of intellectual property on which these products are based may be contested. Any litigation over the ownership of, or rights to, any of our portfolio companies' technologies or products would have a material adverse affect on those companies' values and may have a material adverse effect on the value of our common stock.

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

	Our portfolio companies work with new technologies, which could have potential environmental and health impacts. Tiny technology in general and nanotechnology in particular are currently the subject of health and environmental impact research. If health or environmental concerns about tiny technology or nanotechnology were to arise, our portfolio companies might incur additional research, legal and regulatory expenses, might have difficulty raising capital or could be forced out of business. Such adverse health and environmental effects would have an adverse effect on the value of our portfolio and on the value of our common stock.

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

	Our business of making private equity investments and positioning our portfolio companies for liquidity events may be adversely affected by current and future capital markets and economic conditions. The public equity markets currently provide less opportunity for liquidity events than at times in the past when there was more robust demand for initial public offerings, even for more mature technology companies than those in which we typically invest. The potential for public market liquidity could further decrease and could lead to an inability to realize potential gains or could lead to financial losses in our portfolio and a decrease in our revenues, net income and assets.
 Recent government reforms affecting stock markets, investment banks and securities research practices may make it more difficult for privately held companies to complete successful initial public offerings of their equity securities. Slowdowns in initial public offerings also have an adverse effect on the frequency and valuations of acquisitions of privately held companies. The lack of exit opportunities also has an adverse effect on the ability of privately held companies to raise capital from private sources.


Even if our portfolio companies complete initial public offerings, the returns on our investments may be uncertain.

	When companies in which we have invested as private entities complete initial public offerings of their securities, these newly issued securities are by definition unseasoned issues. Unseasoned issues tend to be highly volatile and have uncertain liquidity, which may negatively affect their price. In addition, we are typically subject to lock-up provisions which prohibit us from selling our investment into the public market for specified periods of time after initial public offerings. The market price of securities that we hold may decline substantially before we are able to sell these securities. Most initial public offerings of technology companies are listed on the Nasdaq National Market.
 Recent government reforms of the Nasdaq National Market have made market-making by broker-dealers less profitable, which has caused broker-dealers to reduce their market-making activities, thereby making the market for unseasoned stocks less liquid.

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

	Our employee profit-sharing plan requires us to distribute to our officers and employees 20% of any net after-tax realized income as reflected on our consolidated statements of operations for that year, less any non-qualifying gain. These distributions may have a significant effect on the amount of distributions made to our shareholders, if any.


Approximately 32% of the net asset value attributable to our venture capital investment portfolio, or 16% of our net asset value, as of March 31, 2004, is concentrated in one company, NeuroMetrix, Inc., which is not a tiny technology company.

	At March 31, 2004, we valued our investment in NeuroMetrix, Inc., which is not a tiny technology company, at $6,825,426, which represents 31.85% of the net asset value attributable to our venture capital investment portfolio, or 16.45% of our net asset value. Any downturn in the business outlook of NeuroMetrix, Inc., or any failure of the products of NeuroMetrix, Inc., to receive widespread acceptance in the marketplace, would have a significant effect on our specific investment in NeuroMetrix, Inc., and the overall value of our portfolio.

Approximately 40% of the net asset value attributable to our venture capital investment portfolio, or 21% of our net asset value, as of March 31, 2004, is not invested in tiny technology.

	Although all 14 of our investments added since August 2001 have been in tiny technology companies and although we consider
12 of the companies in our venture capital investment portfolio to be tiny technology companies, at March 31, 2004, only 60.18% of the net asset value attributable to our venture capital investment portfolio, or 31.07% of our net asset value, was invested in tiny technology companies, which may limit our ability to achieve our investment objective.

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

	We anticipate that it will be necessary for us to add investment professionals with expertise in venture capital and/or tiny technology to accommodate the increasing size of our portfolio. We may need to provide additional scientific, business or investment training for our hires. There is competition for highly qualified personnel, and we may not be successful in our efforts to recruit and retain highly qualified personnel.


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

	As provided in the 1940 Act and subject to some exceptions, we can issue debt or preferred stock so long as our total assets immediately after the issuance, less some ordinary course liabilities, exceed 200% of the sum of the debt and any preferred stock outstanding. The debt or preferred stock may be convertible in accordance with SEC guidelines, which may permit us to obtain leverage at more attractive rates. The requirement under the 1940 Act to pay, in full, dividends on preferred shares or interest on debt before any dividends may be paid on our common stock means that dividends on our common stock from earnings may be reduced or eliminated. An inability to pay dividends on our common stock could conceivably result in our ceasing to qualify as a regulated investment company, or RIC, under the tax Code, which would in most circumstances be materially adverse to the holders of our common shares.

We are authorized to issue preferred stock, which would convey special rights and privileges to its owners.

	We are currently authorized to issue up to 2,000,000 shares of preferred stock, under terms and conditions determined by our Board of Directors. These shares would have a preference over our common stock with respect to dividends and liquidation. The statutory class voting rights of any preferred shares we would issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board and/or holders of common stock, such as a merger, exchange of securities, liquidation or alteration of the rights of a class of our securities, if these actions were perceived by the holders of the preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

Loss of status as a RIC would reduce our net asset value and distributable income.

	We currently intend to qualify as a RIC for 2003 under the tax Code. As a RIC, we do not have to pay federal income taxes on our income (including realized gains) that is distributed to our shareholders. Accordingly, we are not permitted under accounting rules to establish reserves for taxes on our unrealized capital gains. If we failed to qualify for RIC status, to the extend that we had unrealized gains, we would have to establish reserves for taxes, which would reduce accordingly our net asset value, net of a reduction in the reserve for employee profit sharing. To the extent that we, as a RIC, were to decide to make a deemed distribution of net realized capital gains and retain the net realized capital gains, we would have to establish appropriate reserves for taxes upon making that decision.


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

	Because there is typically no public market for the equity interests of the small privately held companies in which we invest, the valuation of the equity interests in that portion of our portfolio is subject to the determination of our Board of Directors in accordance with our Asset Valuation Policy Guidelines. In the absence of a readily ascertainable market value, the determined value of our portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed.
 Any changes in valuation are recorded in our consolidated statements of operations as "Net increase (decrease) in unrealized appreciation on investments."

	While we invest in short-term money market and U.S.
Government and Agency Obligations and draw down on the asset line of credit, we do not consider a change in interest rates to result in significant risks.


Item 4.  Controls and Procedures

	As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer during such period concluded that our disclosure controls and procedures are effective in timely alerting them of any material information relating to us that is required to be disclosed by us in the reports it files or submits under the Securities Exchange Act of 1934.

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

        10.1   Harris & Harris Group, Inc. Executive Mandatory
               Retirement Benefit Plan.

        10.2   Amendment No. 1 to Deferred Compensation
               Agreement.

        11.0*  Computation of per share earnings.  See
               Consolidated Statements of Operations.

	31.01* Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.02* Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.01* Certification of CEO pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.02* Certification of CFO pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


    (b)	Reports on Form 8-K filed during the quarter ended March 31, 2004

	The Company filed a report on Form 8-K on March 10, 2004, concerning NAV at December 31, 2003.

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


Date: May 14, 2004






