Form 10-Q
period 2004-06-30
HARRIS & HARRIS GROUP INC /NY/
filed 2004-08-12
CIK 893739

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

                                 Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

              For quarterly period ended June 30, 2004

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________ to _____________

                    Commission File Number: 0-11576

	             HARRIS & HARRIS GROUP, INC.
------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

New York	                                       13-3119827
------------------------------------------------------------------------
(State or other jurisdiction of	       (IRS Employer Identification No.)
 incorporation or organization)

111 West 57th Street, New York, New York	       10019
------------------------------------------------------------------------
(Address of Principal Executive Offices)	(Zip Code)

	                 (212) 582-0900
-----------------------------------------------------------------------
         (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  	 [ X ] 		No [    ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                     Yes  	 [   ]  	No  [ X ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	Class	                       Outstanding at August 11, 2004
---------------------------------------------------------------------
Common Stock, $0.01 par                      17,248,845 shares
value per share




                        Harris & Harris Group, Inc.
                          Form 10-Q, June 30, 2004

	                                                  Page Number

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial  Statements.....................    1

Consolidated Statements of Assets and Liabilities..............    2

Consolidated Statements of Operations..........................    3

Consolidated Statements of Cash Flows..........................    4

Consolidated Statements of Changes in Net Assets...............    5

Consolidated Schedule of Investments...........................    6

Notes to Consolidated Financial Statements.....................   13

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations............................   22

Background and Overview........................................   22

Results of Operations..........................................   24

Financial Condition............................................   26

Liquidity and Capital Resources................................   27

Risk Factors...................................................   29

Item 3.  Quantitative and Qualitative Disclosures About
Market Risk....................................................   36

Item 4.  Controls and Procedures...............................   36

PART II  OTHER INFORMATION

Item 1.	Legal Proceedings......................................   37
Item 2.	Changes in Securities and Use of Proceeds..............   37
Item 3.	Defaults Upon Senior Securities........................   37
Item 4.	Submission of Matters to a Vote of Security Holders....	  37
Item 5.	Other Information......................................   37
Item 6.	Exhibits and Reports on Form 8-K.......................   38

Signature......................................................   39

Exhibit Index to Form 10-Q.....................................   40




PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

	The information furnished in the accompanying consolidated financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim period presented.

	Harris & Harris Group, Inc. (the "Company," "us," "our" and "we"), is an internally managed venture capital company that has elected to be treated as a business development company under the Investment Company Act of 1940. Certain information and disclosures normally included in the consolidated financial statements in accordance with Generally Accepted Accounting Principles have been condensed or omitted as permitted by Regulation S-X and Regulation S-K. It is suggested that the accompanying consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003, contained in our 2003 Annual Report.

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

      Because of the specialized nature of our investment portfolio and the size of our Company, prior to our recent offerings of additional shares, we were able to satisfy certain diversification requirements under Subchapter M of the Code only if we received a certification from the Securities and Exchange Commission (?SEC?) that we are "principally engaged in the furnishing of capital to other corporations that are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available."

      On June 15, 2004, we received SEC certification for 2003, permitting us to qualify for RIC treatment for 2003 (as we had for 1999-2002). Although the SEC certification for 2003 was issued, there can be no assurance that we will qualify for or receive such certification for subsequent years (to the extent we need certification for any subsequent year) or that we will actually qualify for Subchapter M treatment in any subsequent year. In addition, under certain circumstances, even if we qualified for Subchapter M treatment in a given year, we might take action in a subsequent year to ensure that we would be taxed in that subsequent year as a C Corporation, rather than as a RIC.


      CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES


	                      ASSETS

          	                   June 30, 2004	December 31, 2003
     	                             (Unaudited)

Investments, at value
  (Cost: $43,358,368 at 6/30/04,
  $44,603,778 at 12/31/03).........$  40,301,518        $      42,227,062
Cash and cash equivalents..........      291,104	          425,574
Restricted funds (Note 5)..........    1,321,216                1,212,078
Interest receivable................       61,882                      450
Income tax receivable..............        8,050                   17,375
Prepaid expenses...................       53,015                    6,841
Other assets, net of reserve of
  $255,486 at 6/30/04..............      305,645		  225,748
                                   -------------        -----------------
Total assets.......................$  42,342,430	$      44,115,128
                                   =============        =================

 	              LIABILITIES & NET ASSETS

Accounts payable and accrued
  liabilities......................$   2,370,373        $       2,723,398
Deferred rent......................       36,497                   39,648
Deferred income tax liability
  (Note 6).........................      669,344                  669,344
                                   -------------        -----------------
Total liabilities..................    3,076,214		3,432,390
                                   -------------        -----------------
Net assets.........................$  39,266,216        $      40,682,738
                                   =============        =================

Net assets are comprised of:
Preferred stock, $0.10 par value,
   2,000,000 shares authorized;
   none issued.....................$           0        $               0
Common stock, $0.01 par value,
  25,000,000 shares authorized;
  15,627,585 issued at 6/30/04
  and 12/31/03.....................      156,276	          156,276
Additional paid in capital
  (Note 4).........................   49,564,475	       49,564,475
Accumulated net realized loss......   (3,147,235)	       (2,410,847)
Accumulated unrealized
  depreciation of investments,
  including deferred tax liability
  of $844,918 at 6/30/04 and
  12/31/03.........................   (3,901,769)  	       (3,221,635)
Treasury stock, at cost (1,828,740
  shares at 6/30/04 and 12/31/03)..   (3,405,531)	       (3,405,531)
                                   -------------        -----------------
Net assets.........................$  39,266,216        $      40,682,738
                                   =============        =================
Shares outstanding.................   13,798,845	       13,798,845
                                   =============        =================
Net asset value per
outstanding share..................$        2.85	$            2.95
                                   =============        =================


            The accompanying notes are an integral part of
               these consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
	                                                   Three Months Ended                  Six Months Ended
                                                    June 30, 2004     June 30, 2003     June 30, 2004     June 30, 2003
Investment income:
  Interest from:
    Fixed-income securities..........................$     74,211      $     32,009	 $    130,064	  $      78,255
    Portfolio companies..............................       5,020		  0		5,703		      0
  Other income.......................................           0	     18,555		    0		 36,985
                                                     ------------      ------------      ------------     -------------
    Total investment income..........................      79,231 	     50,564	      135,767		115,240

Expenses:
  Salaries and benefits..............................     495,107	    361,703	      965,182	        723,899
  Administration and operations......................     186,776	    143,590	      346,075	        238,702
  Professional fees..................................      78,878	    150,136	      157,939	        217,294
  Rent...............................................      38,918	     71,441	       72,655           119,318
  Directors' fees and expenses.......................      41,177 	     33,680	       93,623	         90,045
  Depreciation.......................................       9,665 	     10,150	       18,948	         20,130
  Bank custody fees..................................       3,294	      2,222		5,794	          4,409
  Interest expense...................................           0	      4,631		    0		 12,892
                                                     ------------      ------------      ------------     -------------
    Total expenses...................................     853,815	    777,553	    1,660,216	      1,426,689
                                                     ------------      ------------      ------------     -------------
  Operating loss before income taxes.................    (774,584) 	   (726,989)	   (1,524,449)	     (1,311,449)
  Income tax provision (Note 6)......................           0		  0		    0		      0
                                                     ------------      ------------      ------------     -------------
Net operating loss...................................    (774,584)	   (726,989)	   (1,524,449)       (1,311,449)

Net realized gain on investments:
  Realized gain on investments.......................       2,580	     28,140 	      795,969		 28,572
                                                     ------------      ------------      ------------     -------------
    Total realized gain..............................       2,580	     28,140	      795,969		 28,572
  Income tax (provision) benefit (Note 6)............      (1,112)	    (14,349)	       (7,908)		(17,322)
                                                     ------------      ------------      ------------     -------------
  Net realized gain (loss) on investments............       1,468 	     13,791	      788,061	         11,250
                                                     ------------      ------------      ------------     -------------
Net realized (loss) income...........................    (773,116) 	   (713,198)	     (736,388)	     (1,300,199)


Net increase (decrease) in unrealized
appreciation on investments:
  Increase as a result of investment gain............           0		  0	      915,118	              0
  Decrease as a result of investment gain............           0	    (18,031)	            0	        (18,031)
  Increase on investments held.......................        (397)	    462,021	       39,861		689,859
  Decrease on investments held.......................  (1,463,524)	   (275,501)	   (1,635,113)	     (1,131,465)
                                                     ------------      ------------      ------------      ------------
    Net change in unrealized appreciation
    on investments...................................  (1,463,921)	    168,489	     (680,134)	       (459,637)
  Income tax benefit (Note 6)........................           0	          0		    0		      0
                                                     ------------      ------------      ------------      ------------
  Net increase (decrease) in unrealized
    appreciation on investments......................  (1,463,921) 	    168,489	     (680,134)	       (459,637)
                                                     ------------      ------------      ------------      ------------
Net (decrease) increase in net assets
resulting from operations:
  Total..............................................$ (2,237,037)     $   (544,709)	 $ (1,416,522)	   $ (1,759,836)
                                                     ============      ============      ============      ============
  Per outstanding share..............................$ 	    (0.16)     $      (0.05)	 $      (0.10)	   $  	  (0.15)
                                                     ============      ============      ============      ============

                               The accompanying notes are an integral part of
                                   these consolidated financial statements.

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                          Six Months Ended     Six Months Ended
 	                                     June 30, 2004        June 30, 2003

Cash flows from operating activities:
Net decrease in net assets resulting
  from operations.........................$     (1,416,522)     $    (1,759,836)
Adjustments to reconcile net decrease in
net assets resulting from operations to
net cash used in operating activities:
  Realized and unrealized gain (loss)
    on investments........................        (115,835)	        431,065
  Depreciation............................           18,948	         20,130

Changes in assets and liabilities:
  Restricted funds........................         (109,138)	       (245,359)
  Receivable from investment company......               0	        786,492
  Funds in escrow.........................               0             750,000
  Interest receivable.....................         (61,432)	            171
  Income tax receivable...................           9,325             (78,289)
  Prepaid expenses........................         (46,174)             34,755
  Other assets............................         (82,378)           (105,763)
  Accounts payable and accrued
    liabilities...........................        (353,025)            273,527
  Payable to broker for unsettled trade...               0          (5,696,725)
  Accrued profit sharing..................               0             (13,710)
  Current income tax liability............               0            (857,656)
  Deferred rent...........................          (3,151)             22,123
                                          ----------------      --------------

  Net cash used in operating activities...      (2,159,382)	    (6,439,075)

Cash flows from investing activities:
  Net (purchase) sale of short-term
   investments and marketable securities..       9,422,255	    (4,385,459)
  Proceeds from investments...............       2,504,545	        15,709
  Investment in private placements and
    loans.................................      (9,885,455)	    (2,945,618)
  Purchase of fixed assets................         (16,433)	        (3,456)
                                          ----------------      --------------

  Net cash provided by (used in)
    investing activities..................       2,024,912          (7,318,824)

Cash flows from financing activities:
  Proceeds from note payable..............               0   	     7,983,520
                                          ----------------      --------------
  Net cash provided by financing
    activities...........................                0	     7,983,520
                                          ----------------      --------------
Net increase (decrease) in cash and
cash equivalents:
  Cash and cash equivalents at beginning
    of the period........................          425,574	     5,967,356
  Cash and cash equivalents at end of
    the period...........................          291,104             192,977
                                          ----------------      --------------
  Net increase (decrease) in cash and
    cash equivalents.....................$        (134,470)	$   (5,774,379)
                                         =================      ==============

Supplemental disclosures of cash flow information:
  Income taxes paid......................$	         0	$      575,100
  Interest paid..........................$	         0	$	10,784




                  The accompanying notes are an integral part of
                    these consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                         (Unaudited)

	                                                   Three Months Ended                  Six Months Ended
                                                    June 30, 2004     June 30, 2003     June 30, 2004     June 30, 2003

Changes in net assets from operations:
  Net operating loss................................$    (774,584)    $    (726,989)	$  (1,524,449)	  $  (1,311,449)
  Net realized gain on investments..................        1,468	     13,791	      788,061	         11,250
  Net (decrease) increase in unrealized
    appreciation on investments as a
    result of gain..................................            0           (18,031)	      915,118	        (18,031)
  Net (decrease) increase in unrealized
    appreciation on investments held................   (1,463,921)	    186,520	   (1,595,252)	       (441,606)
                                                    -------------     -------------     -------------     -------------
  Net decrease in net assets
    resulting from operations.......................   (2,237,037)	   (544,709)	   (1,416,522)	     (1,759,836)

Net decrease in net assets..........................   (2,237,037) 	   (544,709)	   (1,416,522)	     (1,759,836)

Net assets:

  Beginning of the period...........................   41,503,253	 26,040,919	   40,682,738	     27,256,046
	                                             ------------     -------------     -------------     -------------
  End of the period................................. $ 39,266,216     $  25,496,210     $  39,266,216	  $  25,496,210
                                                     ============     =============     =============     =============



                             The accompanying notes are an integral part of
                                these consolidated financial statements.

                   CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2004
                                    (UNAUDITED)

                                        Method of    Shares/
                                    Valuation (3)    Principal         Value

Investments in Unaffiliated Companies
(8)(9)(10) -- 22.4% of total investments

Private Placement Portfolio (Illiquid)
-- 22.4% of total investments

AlphaSimplex Group, LLC (2)(5) --
  Investment management company
  headed by Dr. Andrew W. Lo, holder
  of the Harris & Harris Group Chair at
  MIT
  Limited Liability Company Interest.......(C) 	        -- 	 $   125,000

Continuum Photonics, Inc. (1)(2)(6) --
  Develops optical networking components
  by merging cutting-edge materials, MEMS
  and electronics technologies -- 4.23%
  of fully diluted equity
  Series B Convertible Preferred Stock.....(C)	   2,000,000	     776,119
  Series C Convertible Preferred Stock.....(C)	   2,689,103	     839,000
                                                                 -----------
				                                   1,615,119

Exponential Business Development
  Company (1)(2)(5) -- Venture capital
  partnership focused on early stage
  companies
  Limited Partnership Interest.............(A)	        -- 	     25,000

Heartware, Inc. (1)(2)(5)(6) -- Develops
  ventricular assist  devices -- 0% of
  fully diluted equity
  Series A-2 Non-Voting Preferred Stock....(B)	      47,620	          0

Molecular Imprints, Inc. (1)(2)(4)(5)
  -- Develops nanoimprint lithography
  capital equipment -- 2.09% of fully
  diluted equity
  Series B Convertible Preferred Stock.....(A)	   1,333,333	  2,000,000

Nanosys, Inc. (1)(2)(5)(6) -- Develops
  nanotechnology-enabled systems
  incorporating novel and patent-
  protected zero and one-dimensional
  nanometer-scale materials -- 1.58% of
  fully diluted equity
  Series C Convertible Preferred Stock.....(A)	     803,428	  1,500,000

Nantero, Inc. (1)(2)(5)(6) -- Develops a
  high-density, nonvolatile, random
  access memory chip, using nanotechnology
  -- 3.35% of fully diluted equity
  Series A Convertible Preferred Stock.....(C)	     345,070	    538,309
  Series B Convertible Preferred Stock.....(C)	     207,051	    323,000
                                                                -----------
				                                    861,309

NeoPhotonics Corporation (1)(2)(6)(12)
  -- Develops and manufactures planar
  optical devices and components using
  nanomaterials -- deposition technology
  -- 3.80% of fully diluted equity
  Common Stock.............................(C)	      60,580	      9,105
  Series 1 Convertible Preferred Stock.....(A) 	   1,831,256	  2,014,677
  Warrants at $0.15 expiring 3/12/11.......(C)	      30,426	        304
                                                                -----------
 			                                          2,024,086
Optiva, Inc. (1)(2)(6) -- Develops and
  commercializes nanomaterials for
  advanced applications -- 1.96% of fully
  diluted equity
  Series C Convertible Preferred Stock.....(B)	   1,249,999	    625,000

Starfire Systems, Inc. (1)(2)(4)(6) --
  Develops and produces ceramic--
  forming polymers -- 1.86% of fully
  diluted equity
  Common Stock.............................(A)	     125,000	     50,000
  Series A-1 Convertible Preferred Stock...(A)	     200,000	    200,000
                                                                -----------
			                                            250,000

Total Unaffiliated Private Placement Portfolio
(cost: $9,707,897)...............................................$9,025,514
                                                                 ----------
Total Investments in Unaffiliated Companies (cost: $9,707,897)...$9,025,514
                                                                 ----------


             The accompanying notes are an integral part of
                    this consolidated schedule.

                   CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2004
                                    (UNAUDITED)


                                        Method of    Shares/
                                    Valuation (3)    Principal         Value


Investments in Non-Controlled
Affiliated Companies (8)(9)(11) --
34.3% of total investments

Private Placement Portfolio (Illiquid)
-- 34.3% of total investments

Agile Materials & Technologies, Inc.
  (1)(2)(6) -- Develops and sells
  variable integrated passive RF
  electronic equipment components --
  8.15% of fully diluted equity
  Series A Convertible Preferred Stock.....(B)	     3,732,736	 $  110,700
  Convertible Bridge Note..................(B)	      $225,603      229,173
                                                                 ----------
			                                            339,873
Chlorogen, Inc. (1)(2)(5)(6) -- Develops
  patented chloroplast technology to
  produce plant-made proteins -- 9.74%
  of fully diluted equity
  Series A Convertible Preferred Stock.....(A)	     4,478,038	    785,000

CSwitch, Inc. (1)(2)(4)(6) -- Develops
  next-generation, system-on-a-chip
  solutions for communications-based
  platforms -- 5.66% of fully diluted
  equity
  Series A Convertible Preferred Stock.....(A)	     1,000,000	  1,000,000


Experion Systems, Inc. (1)(2)(7) --
  Develops and sells software to credit
  unions -- 12.49% of fully diluted equity
  Series A Convertible Preferred Stock.....(B)	       294,118	    262,406
  Series B Convertible Preferred Stock.....(B)	        35,294	     31,226
  Series C Convertible Preferred Stock.....(B)	       222,184	    417,706
  Series D Convertible Preferred Stock.....(B)	        64,501	    121,262
                                                                 ----------
		                                                    832,600
NanoGram Corporation (1)(2)(6) -- Develops
  a broad suite of intellectual
  property utilizing nanotechnology --
  7.65% of fully diluted equity
  Series I Convertible Preferred Stock.....(A) 	        63,210	     21,672
  Series II Convertible Preferred Stock....(A)	     1,250,904	  1,000,723
                                                                 ----------
			                                          1,022,395

NanoOpto Corporation (1)(2)(5)(6) --
  Develops high performance, integrated
  optical communications sub-components
  on a chip by utilizing patented nano-
  manufacturing technology -- 7.28% of
  fully diluted equity
  Series A-1 Convertible Preferred Stock...(C)	       267,857	     47,567
  Series B Convertible Preferred Stock.....(C)	     1,733,664	    737,500
                                                                 ----------
	                                                            785,067

Nanopharma Corp. (1)(2)(6) -- Develops
  advanced nanoscopic drug delivery
  vehicles and systems -- 14.39% of
  fully diluted equity
  Series A Convertible Preferred Stock.....(A)	       684,516	    700,000
  Subordinated Convertible Bridge Note.....(A)	      $150,000	    151,479
                                                                 ----------
			                                            851,479

Nanotechnologies, Inc. (1)(2)(6) --
  Develops high-performance nanoscale
  materials for industry -- 6.48% of
  fully diluted equity
  Series B Convertible Preferred Stock.....(B)	     1,538,837	    553,982
  Series C Convertible Preferred Stock.....(B)	       235,720	     84,859
                                                                 ----------
	                                                            638,841
NeuroMetrix, Inc. (1)(2)(5) -- Develops
  and sells medical devices for
  monitoring neuromuscular disorders --
  12.42% of fully diluted equity
  Series A Convertible Preferred Stock.....(C)	      875,000	  1,312,500
  Series B Convertible Preferred Stock.....(C)	      625,000	    937,500
  Series C-2 Convertible Preferred Stock...(C)	    1,148,100	  1,722,150
  Series E Convertible Preferred Stock.....(C)	      499,996	    749,994
  Series E-1 Convertible Preferred Stock...(C)	    1,402,187	  2,103,282
                                                                 ----------
	                                                          6,825,426

               The accompanying notes are an integral part of
                  these consolidated financial statements.

        CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2004
                             (UNAUDITED)

                                       Method of    Shares/
                                    Valuation (3)    Principal         Value


Questech Corporation (1)(2)(5) --
  Manufactures and markets
  proprietary metal decorative
  tiles -- 6.73% of fully diluted
  equity
  Common Stock.............................(C)	      646,954	     724,588
  Warrants at $5.00 expiring 10/25/04......(C)	        1,966	           0
  Warrants at $1.50 expiring 11/16/05......(C)	        1,250		   0
  Warrants at $1.50 expiring 08/03/06......(C)	        8,500		   0
  Warrants at $1.50 expiring 11/21/07......(C)	        3,750	           0
  Warrants at $1.50 expiring 11/19/08......(C)	        5,000		   0
                                                                 -----------
			                                             724,588
Total Non-Controlled Private Placement Portfolio
(cost: $15,950,827)..............................................$13,805,269
                                                                 -----------
Total Investments in Non-Controlled Affiliated Companies
(cost: $15,950,827)..............................................$13,805,269
                                                                 -----------


U.S. Government and Agency Obligations ? 43.4% of total investments

  U.S. Treasury Bills -- due date 07/22/04..(J)	   $5,000,000	 $ 4,996,600
  U.S. Treasury Bills -- due date 08/26/04..(J)	    1,839,000	   1,835,470
  U.S. Treasury Notes -- due date
    04/30/05, coupon 1.625%.................(H)	    2,692,000	   2,684,435
  U.S. Treasury Notes -- due date
    2/28/06, coupon 1.625...................(H)	    2,000,000	   1,970,620
  U.S. Treasury Notes -- due date
    2/15/07, coupon 2.25%...................(H)	    2,000,000	   1,961,260
  U.S. Treasury Notes -- due date
    05/15/08, coupon 2.625%.................(H)	    1,999,000	   1,936,531
  U.S. Treasury Notes -- due date
    03/15/09, coupon 2.625%.................(H)	    2,192,000	   2,085,819
                                                                 -----------
Total Investments in U.S. Government and Agency Obligations
(cost: $17,699,644)..............................................$17,470,735
                                                                 -----------
Total Investments -- 100% (cost: $43,358,368)....................$40,301,518
                                                                 ===========


              The accompanying notes are an integral
               part of this consolidated schedule.


           CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2004


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

(5)	No changes in valuation occurred in these investments during the three months ended June 30, 2004.

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

(10)	The aggregate cost for federal income tax purposes of
        investments in unaffiliated companies is $9,707,897. The gross unrealized appreciation based on the tax cost for these securities is $166,498. The gross unrealized depreciation based on the tax cost for these securities is $848,881.

(11)	The aggregate cost for federal income tax purposes of
        investments in non-controlled affiliated companies is $15,950,827. The gross unrealized appreciation based on the tax cost for these securities is $2,414,044. The gross unrealized depreciation based on the tax cost for these securities is $4,559,602.

(12)	NeoPhotonics filed for bankruptcy on November 17, 2003.  We
        sold our investment in its Series D Preferred Stock in January 2004. NeoPhotonics emerged from bankruptcy, as a newly reorganized company, after obtaining financing from us and other investors.




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

	The Investment Company Act of 1940 (the "1940 Act") requires periodic valuation of each investment in our portfolio to determine our net asset value. Under the 1940 Act, unrestricted securities with readily available market quotations are to be valued at the current market value; all other assets must be valued at "fair value" as determined in good faith by or under the direction of the Board of Directors.

	Our Board of Directors is responsible for (1) determining overall valuation guidelines and (2) ensuring that our investments are valued within the prescribed guidelines.

	Our Valuation Committee, comprised of at least three or more independent Board members, is responsible for reviewing and approving the valuation of our assets within the guidelines established by the Board of Directors. The Valuation Committee receives information and recommendations from management.

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

	The values assigned to these investments are based on available information and do not necessarily represent amounts that might ultimately be realized, as such amounts depend on future circumstances and cannot reasonably be determined until the individual investments are actually liquidated or become readily marketable.

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

Some examples of these events are: (1) a major recapitalization;
(2) a major refinancing; (3) a significant third-party transaction; (4) the development of a meaningful public market for a company's common stock; and (5) significant positive or negative changes in a company's business.

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

	C. Private Market: The private market method uses actual, executed, historical transactions in a company's securities by responsible third parties as a basis for valuation. The private market method may also use, where applicable, unconditional firm offers by responsible third parties as a basis for valuation.

	D.  Public Market:   The public market method is used when
there is an established public market for the class of a company's securities held by us or into which our securities are convertible. We discount market value for securities that are subject to significant legal or contractual transfer restrictions. Securities for which market quotations are readily available and which are not subject to substantial legal or contractual and transfer restrictions, are carried at market value as of the time of valuation. Market value for securities traded on securities exchanges or on the Nasdaq National Market is the last reported sales price on the day of valuation. For other securities traded in the over-the-counter market and listed securities for which no sale was reported on that day, market value is the mean of the closing bid price and asked price on that day. This method is the preferred method of valuation when there is an established public market for a company's securities, as that market provides the most objective basis for valuation.

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

	G. Private Market: The private market method uses actual third-party investments in intellectual property or patents or research and development in technology or product development as a basis for valuation, using actual executed historical transactions by responsible third parties. The private market method may also use, where applicable, unconditional firm offers by responsible third parties as a basis for valuation.


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


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

NOTE 1.  THE COMPANY

      Harris & Harris Group, Inc. (the "Company," "us," "our" and "we"), is a venture capital company operating as a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act"). We operate as an internally managed company whereby our officers and employees, under the general supervision of our Board of Directors, conduct our operations.

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

      Harris & Harris Enterprises, Inc. ("Enterprises"), is a 100% wholly owned subsidiary of the Company. Enterprises held a lease for office space until the lease expired on July 31, 2003, which office space it sublet to the Company and an unaffiliated party; is a partner in Harris Partners I, L.P., and is taxed as a C corporation. Harris Partners I, L.P., is a limited partnership and owned, until December 31, 2002, a 20% limited partnership interest in PHZ Capital Partners L.P. Currently, Harris Partners I, L.P., owns our interest in AlphaSimplex Group, LLC. The partners of Harris Partners I, L.P., are Enterprises (sole general partner) and Harris & Harris Group, Inc. (sole limited partner).

      We filed for the 1999 tax year to elect treatment as a Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code") and qualified for the same treatment for 2000-2003. There can be no assurance that we will qualify as a RIC for 2004 and subsequent years or that if we do qualify, we will continue to qualify for subsequent years. In addition, under certain circumstances, even if we qualified for Subchapter M treatment for a given year, we might take action in a subsequent year to ensure that we would be taxed in that subsequent year as a C Corporation, rather than as a RIC. As a RIC, we must, among other factors, distribute at least 90% of our investment company taxable income and may either distribute or retain our realized net capital gains on investments.

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

      The June 30, 2004, consolidated financial statements include a provision for deferred taxes on the remaining net built-in gains as of December 31, 1998, net of the unutilized operating and capital loss carryforwards incurred by us through December
31, 1998.

      We pay federal, state and local income taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, which is a C corporation. (See "Note 6. Income Taxes.")

      Estimates by Management. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2004, and December 31, 2003, and the reported amounts of revenues and expenses for the three months ended June 30, 2004, and June 30, 2003. The most significant estimates relate to the fair valuations of certain of our investments. Actual results could differ from these estimates.

NOTE 3. EMPLOYEE PROFIT SHARING PLAN

	As of January 1, 2003, we implemented the Amended and Restated Harris & Harris Group, Inc. Employee Profit-Sharing
Plan, which we refer to as the 2002 Plan.

	The 2002 Plan (and its predecessor) provides for profit sharing by our officers and employees equal to 20% of our "qualifying income" for that plan year. For the purposes of the 2002 Plan, qualifying income is defined as net realized income as reflected on our consolidated statements of operations for that year, less nonqualifying gains, if any.

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

	Under the 2002 Plan, our net realized income, which we refer to as qualifying income, includes investment income, realized qualifying gains and losses, and operating expenses (including taxes paid or payable by us), but is calculated without including dividends paid or loss carry-overs from other years. As soon as practicable following the year-end audit, the Compensation
Committee will determine whether, and if so how much, qualifying income exists for a plan year. Once determined, 90% of the qualifying income will be paid out to 2002 Plan participants pursuant to the distribution percentages set forth in the 2002
Plan. The remaining 10% will be paid out after we have filed our federal tax return for that plan year.

	Under the 2002 Plan, awards previously granted to four current Participants (Messrs. Harris and Melsheimer and Ms. Shavin and Ms. Matthews, herein referred to as the ?grandfathered participants?) will be reduced by 10% with respect to ?Non-Tiny Technology Investments? (as defined in the 2002 Plan) and by 25% with respect to ?Tiny Technology Investments? (as defined in the 2002 Plan) and will become permanent. These reduced awards are herein referred to as ?grandfathered participations.? The amount by which the awards are reduced will be allocable and reallocable each year by the Compensation Committee among current and new participants as awards under the 2002 Plan. The grandfathered participations will be honored by us whether or not the grandfathered participant is still employed by us or is still alive (in the event of death, the grandfathered participations will be paid to the grandfathered participant?s estate), unless the grandfathered participant is dismissed for cause, in which case all awards, including the grandfathered participations, will be immediately cancelled and forfeited. With regard to new investments and follow-on investments made after the date on which the first new employee begins participating in the 2002 Plan, both current and new participants will be required to be employed by us at the end of a plan year in order to participate in profit-sharing on our investments with respect to that year.

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

	The grandfathered participations are set forth below:


                                  Grandfathered Participations
                           -----------------------------------------------
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


	Accordingly, an additional 2% of Qualifying Income with respect to grandfathered Non-Tiny Technology Investments, 5% of Qualifying Income with respect to grandfathered Tiny Technology Investments and the full 20% of Qualifying Income with respect to non-grandfathered investments are available for allocation and reallocation from year to year. Currently, Douglas W. Jamison and Daniel V. Leff are each allocated 0.80% of the Non-Tiny Technology Grandfathered Participations and 2% of the Tiny Technology Grandfathered Participations.

	During 2003, we made no accrual for profit sharing. At June 30, 2004, we have no accrual for profit sharing.

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

	On December 24, 2003, we filed a final prospectus, under Rule 497 of the Securities Act of 1933 with the SEC, for issuance of 2,000,000 shares of our common stock plus 300,000 additional shares if the underwriter exercised its over-allotment option. All of the 2,300,000 shares were sold. The actual amount of net proceeds raised upon completion of the offering was $17,296,000; net proceeds of the offering, less offering costs of $664,038, were $16,631,962. We intend to use the net proceeds of the offering, less offering costs, to make new investments in tiny technology as well as follow-on investments in our existing venture capital investments, and for working capital. For these purposes, from the completion of the offering through June 30, 2004, we have used $11,449,085 of the $16,631,962.

	On February 17, 2004, we filed a registration statement with the Securities and Exchange Commission, on Form N-2, with respect to 3,000,000 shares of our Common Stock to be sold at prices and on terms to be set forth in one or more supplements to the prospectus from time to time. On May 24, 2004, we filed an amendment to this registration statement to increase the size of the proposed registration from 3,000,000 to 7,000,000 shares. On June 30, 2004, we priced a follow-on public offering of 3,000,000 shares of our common stock, plus 450,000 additional shares of our common stock to cover over-allotments. All of the 3,450,000 shares were sold. The actual amount of net proceeds raised upon completion of the offering on July 7, 2004, was $36,501,000; net proceeds of the offering, less estimated offering costs of $368,850, were $36,132,150. We intend to use the net proceeds of the offering, less offering costs, to make new investments in tiny technology as well as follow-on investments in our existing venture capital investments, and for working capital. The remaining 3,550,000 shares may be sold at prices and on terms to be set forth in one or more supplements to the prospectus from time to time.

	As of December 31, 2003, there are no distributable earnings. The difference between the book basis and tax basis components of distributable earnings is primarily attributed to Built-In Gains existing at the time of our qualification as a RIC (see Note 6. ?Income Taxes?), nondeductible deferred compensation and net operating losses.

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

	The Employment Agreement provides for us to adopt a supplemental executive retirement plan (the "SERP") for the benefit of Mr. Harris. Under the SERP, we will cause an amount equal to one-twelfth of Mr. Harris's current annual salary to be credited each month (a "Monthly Credit") to a special account maintained for this purpose on our books for the benefit of Mr. Harris (the "SERP Account"). The amounts credited to the SERP Account will be deemed invested or reinvested in such mutual funds or U.S. Government securities as determined by Mr. Harris.
 The SERP Account will be credited and debited to reflect the deemed investment returns, losses and expenses attributed to such deemed investments and reinvestments. Mr. Harris's benefit under the SERP will equal the balance in the SERP Account and such benefit will always be 100% vested (i.e., not forfeitable). Mr. Harris will determine the form and timing of the distribution of the balance in the SERP Account; provided, however, in the event of the termination of his employment, the balance in the SERP Account will be distributed to Mr. Harris or his beneficiary, as the case may be, in a lump-sum payment within 30 days of such termination. We will establish a rabbi trust for the purpose of accumulating funds to satisfy the obligations incurred by us under the SERP. The restricted funds for the SERP Plan total $1,321,216 at June 30, 2004. Mr. Harris's rights to benefits pursuant to this SERP will be no greater than those of a general creditor of us.

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

	On June 30, 1994, we adopted a plan to provide medical and dental insurance for retirees, their spouses and dependents who, at the time of their retirement, have ten years of service with us and have attained 50 years of age or have attained 45 years of age and have 15 years of service with us. On February 10, 1997, we amended this plan to include employees who "have seven full years of service and have attained 58 years of age." The coverage is secondary to any government provided or subsequent employer provided health insurance plans. The annual premium cost to us with respect to the entitled retiree shall not exceed $12,000, subject to an index for inflation. Based upon actuarial estimates, we provided an original reserve of $176,520 that was charged to operations for the period ending June 30, 1994. As of June 30, 2004, we had a reserve of $578,965 for the plan. Recent changes to the Medicare program may affect our costs under this plan. In accordance with FASB Staff Position 106-1, our estimates of the obligation under this standard do not reflect these changes. Specific authoritative guidance regarding these changes is pending and when issued, could require us to change previously reported information.


	We are making the following disclosures about our plan to provide medical and dental insurance for retirees.

                    Reconciliation of Accumulated
                  Postretirement Benefit Obligations

	Projected accumulated postretirement
	benefit obligation at January 1, 2004	$   525,288

		Service cost	                     31,976

		Interest cost	                     15,696
	                                        -----------
	Projected accumulated postretirement
	benefit obligation at June 30, 2004	$   572,960
                                                ===========


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

NOTE 6.  INCOME TAXES

	Provided that a proper election is made, a corporation taxable under Subchapter C of the Internal Revenue Code (a ?C Corporation?) that elects to qualify as a RIC continues to be taxable as a C Corporation on any gains realized within 10 years of its qualification as a RIC (the ?Inclusion Period?) from sales of assets that were held by the corporation on the effective date of the RIC election (?C Corporation Assets?), to the extent of any gain built into the assets on such date (?Built-In Gain?). (If the corporation fails to make a proper election, it is taxable on its Built-In Gain as of the effective date of its RIC election.) We had Built-In Gains at the time of our qualification as a RIC and made the election to be taxed on any Built-In Gain realized during the Inclusion Period. Prior to 1999, we incurred ordinary and capital losses from operations. After our election of RIC status, those losses remained available to be carried forward to subsequent taxable years. We have previously used loss carryforwards to offset Built-In Gains. As of January 1, 2004, we had $501,640 of pre-1999 loss carryforwards remaining and $4,663,457 of unrealized Built-In Gains remaining.

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

	For the three and six months ended June 30, 2004, and 2003, our income tax provision was allocated among various types of realized and unrealized gain or loss as follows:


 	               Three Months	Three Months	Six Months	Six Months
	               Ended	        Ended	        Ended	        Ended
	               June 30, 2004	June 30, 2003	June 30, 2004	June 30,2003

Net operating loss.....$           0	$           0   $           0	$          0

Net realized gain
(loss) on investments..        1,112	       14,349		7,908	      17,322

Net increase in
unrealized appreciation
on investments.........            0		    0		    0 		   0
                       -------------    -------------   -------------   ------------
Total income tax
(benefit) provision....$       1,112	$      14,349	$	7,908	$     17,322
                       =============    =============   =============   ============


The above tax (benefit) provision consists of the following:


Current................$       1,112	$      14,349	$	7,908   $     17,322
Deferred -- Federal....            0		    0		    0		   0
                       -------------    -------------   -------------   ------------
Total income tax
provision..............$       1,112	$      14,349	$	7,908	$     17,322
                       =============    =============   =============   ============


	The Company's net deferred tax liability at June 30, 2004, and December 31, 2003, consists of the following:

	                         June 30, 2004	  December 31, 2003

Tax on unrealized appreciation
on investments...................$     844,918	  $         844,918

Net operating loss and
capital carryforward.............     (175,574)            (175,574)
                                 -------------    -----------------
Net deferred income
tax liability....................$     669,344    $         669,344
                                 =============    =================


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


NOTE 8.  ASSET ACCOUNT LINE OF CREDIT

	On November 19, 2001, we established an asset account line of credit. The asset account line of credit is secured by government and government agency securities. Under the asset account line of credit, we may borrow up to 95% of the current value of the government and government agency securities with which we secure the line. Our available line of credit at June 30, 2004, was $14,853,503. Our outstanding balance under the asset account line of credit at June 30, 2004, and June 30, 2003, was $0 and $7,983,520, respectively. The asset account line of credit bears interest at a rate of the Broker Call Rate plus 50 basis points.


NOTE 9.  SUBSEQUENT EVENTS

	On July 7, 2004, we closed on our June 30, 2004, offering of 3,000,000 common shares plus 450,000 additional shares of common stock for over-allotments. All of the 3,450,000 shares were sold. The actual amount of net proceeds raised upon completion of the offering was $36,501,000; net proceeds of the offering, less estimated offering costs of $368,850, were $36,132,150.

	On July 8, 2004, we made a $401,536 follow-on investment in the form of a Convertible Bridge Note of a privately held portfolio company.

	On July 20, 2004, we made an $887,500 follow-on equity investment in NanoOpto Corporation.

	On July 21, 2004, we made a $75,670 follow-on investment in the form of a Secured Convertible Bridge Note of a privately held portfolio company.

	On July 27, 2004, NeuroMetrix, Inc., closed on its initial public offering. All of our preferred stock was converted into 1,137,570 shares of common stock, that are subject to a 180-day lock-up.

NOTE 10.  OTHER

	We have a total of $255,486 of funds in escrow as a result of the merger of NanoGram Devices Corporation and a wholly owned subsidiary of Wilson Greatbatch Technologies, Inc. The funds are being held for one year, in an interest-bearing escrow account, to secure the indemnification obligations of the former stockholders of NanoGram Devices Corporation. We set up a reserve of 100% of the $255,486.

NOTE 11.  INTERIM FINANCIAL STATEMENTS

	Our interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of our financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year.
 These financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 2.	Management's Discussion and Analysis of Financial
Condition
and Results of Operations


	The information contained in this section should be read in conjunction with our June 30, 2004, Consolidated Financial
Statements, and our year-end 2003 Consolidated Financial
Statements and the Notes thereto.

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

      In 1992, we sold our insurance brokerage and trust company subsidiaries to their respective managements and registered as an investment company under the 1940 Act, commencing operations as a closed-end, non-diversified investment company. In 1995, we elected to become a business development company subject to the provisions of Sections 55 through 65 of the 1940 Act. Throughout our corporate history, we have made early-stage venture capital investments in a variety of industries. In 1994, we made our first nanotechnology investment. Since August 2001, we have made initial investments exclusively in tiny technology, including our last 16 initial investments.

	Since our investment in Otisville in 1983, we have made a total of 58 venture capital investments, including four private investments in public equities. We have sold 38 of these 58 investments, realizing total proceeds of $108,159,142 on our invested capital of $40,094,851. Seventeen of these 38 investments were profitable. As measured from first dollar in to last dollar out, the average and median holding periods for these 38 investments were 3.5 years and 3.2 years, respectively. As measured from investment in to investment out, the average and median holding periods for the 122 separate investment tranches were 2.8 years and 2.4 years, respectively. At June 30, 2004, we valued the 20 venture capital investments remaining in our portfolio at $22,830,783, or 58.1% of our net assets, net of unrealized depreciation of $2,827,941. At June 30, 2004, from first dollar in, the average and median holding periods for our 20 current venture capital investments are 2.9 years and 2.1 years, respectively.

	We have invested a substantial portion of our assets in private, development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth, have little or no history of operations and are developing unproven technologies. At June 30, 2004, $22,830,783, or 58.1%, of our net assets, consisted of venture capital investments at fair value, net of unrealized depreciation of $2,827,941. At December 31, 2003, $15,106,576,
or 37.1% of our net assets, consisted of venture capital investments at fair value, of which net unrealized depreciation was $2,375,303. At December 31, 2002, $12,036,077, or 44.2%, of
our net assets consisted of venture capital investments at fair value, of which net unrealized appreciation was $2,718,389.


	Because none of our current venture capital investments have readily available market values, we value our investments each quarter at fair value, as determined in good faith by our Valuation Committee, within guidelines established by our Board of Directors in accordance with the 1940 Act. (See "Footnote to Consolidated Schedule of Investments" contained in "Consolidated Financial Statements.")

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

	General business and capital markets conditions in 2003 were adverse for the venture capital industry. There were few opportunities to take venture capital-backed companies public or sell them to established companies. During this period, it was difficult to finance venture capital-backed companies privately and in general, for venture capital funds themselves to raise capital. General business and capital markets conditions in the first half of 2004 improved for the venture capital industry from those prevailing in 2003, then began deteriorating again through the date of this filing.

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

Results of Operations

Three months ended June 30, 2004, as compared to the three months ended June 30, 2003

      We had a net decrease in net assets resulting from operations of $2,237,037 and $544,709 in the three months ended
June 30, 2004, and June 30, 2003, respectively.

Investment Income and Expenses:
------------------------------

	We had net operating losses of $774,584 and $726,989, for the three months ended June 30, 2004, and June 30, 2003, respectively.

	Operating expenses were $853,815 and $777,553, for the three months ended June 30, 2004, and June 30, 2003, respectively. In the three months ended June 30, 2004, versus the three months ended June 30, 2003, salaries and benefits increased by $133,404, or 36.9%, primarily as a result of an additional employee and a change in accruing expenses for our retiree medical benefits plan from annually to quarterly. Professional fees decreased by $71,258, or 47.5% primarily as a result of the work performed by the additional employee.

Realized Gains and Losses on Portfolio Securities:
-------------------------------------------------

	During the three months ended June 30, 2004, and June 30,
2003, we realized gains of $2,580 and $28,140, respectively.

Unrealized Appreciation and Depreciation of Portfolio Securities:
----------------------------------------------------------------

	Net unrealized depreciation on investments increased by $1,463,921, or 91.9%, during the three months ended June 30, 2004, from $1,592,929 at March 31, 2004, to $3,056,850 at June
30, 2004.

	During the three months ended June 30, 2004, we recorded a net increase of $1,264,290 in unrealized depreciation of our venture capital investments, primarily owing to increases in unrealized depreciation of Nanotechnologies, Inc., and Optiva, Inc., of $638,840 and $625,000, respectively.

Six Months ended June 30, 2004, as compared to the six months ended June 30, 2003

      We had net decreases in net assets resulting from operations of $1,416,522 and $1,759,836, in the six months ended June 30, 2004, and June 30, 2003, respectively.

Investment Income and Expenses:
------------------------------

	We had net operating losses of $1,524,449 and $1,311,449, for the six months ended June 30, 2004, and June 30, 2003, respectively. In the six months ended June 30, 2004, our net operating loss reflected an increase to expenses primarily related to increases in salaries and benefits and in administration and operations, offset by decreases in professional fees and rent expense.

	Operating expenses were $1,660,216 and $1,426,689 for the six months ended June 30, 2004, and June 30, 2003, respectively.
 Salaries and benefits increased by $241,283, or 33.3%, primarily as a result of the addition of an employee and increases in salary and benefits for existing employees. Administration and operations increased by $107,373, or 45%, primarily as a result of an increase in travel and entertainment expenses for due diligence work on potential portfolio companies, and the cost of the preparation of our proxy statement, offset by decreases in professional fees and rent expense.


Realized Gains and Losses on Portfolio Securities:
-------------------------------------------------

	During the six months ended June 30, 2004, and June 30,
2003, we realized gains of $795,969 and $28,572, respectively.

	During the six months ended June 30, 2004, our realized net gains of $795,969 consisted primarily of a realized gain of $1,681,259, resulting form the sale of our investment in NanoGram
Devices Corporation, offset by a realized loss of $915,108 resulting from the sale of our shares of Series D Convertible
Preferred Stock in NeoPhotonics Corporation.

	During the six months ended June 30, 2003, we neither sold nor liquidated any venture capital investments.


Unrealized Appreciation and Depreciation of Portfolio Securities:
----------------------------------------------------------------

	Net unrealized depreciation on investments increased by $680,134, or 28.6%, during the six months ended June 30, 2004, from $2,376,716 at December 31, 2003, to $3,056,850 at June 30,
2004.

	During the six months ended June 30, 2004, we recorded a net increase of $452,638 in unrealized depreciation of our venture capital investments, primarily as a result of an increase in unrealized depreciation of Nanotechnologies, Inc., of $638,840 and Optiva, Inc., of $625,000, offset by the realization of the loss of $915,108 on the sale of our shares of Series D
Convertible Preferred stock in NeoPhotonics Corporation.

Financial Condition

Six Months ended June 30, 2004

	Our total assets and net assets were $42,342,430 and $39,266,216, respectively, at June 30, 2004, compared with $44,115,128 and $40,682,738 at December 31, 2003.

	Net asset value per share ("NAV") was $2.85 at June 30, 2004, versus $2.95 at December 31, 2003. Our shares outstanding remained unchanged during the six months ended June 30, 2004.

	The increase in the value of our venture capital investments, from $15,106,576 at December 31, 2003, to $22,830,783 at June 30, 2004, resulted primarily from four new venture capital investments and seven follow-on investments, partially offset by a net decrease in the net value of our previous venture capital investments, reflecting in large part the sale of NanoGram Devices.

	The decrease in the value of our investment in U.S. government and government obligations, from $27,120,486 at December 31, 2003, to $17,470,735 at June 30, 2004, resulted primarily from our use of sales of those obligations for four new venture capital investments and seven follow-on investments, as well as for working capital.

	The following table is a summary of additions to our portfolio of venture capital investments during the six months ended June 30, 2004:


	New Investment	                      Amount
        ------------------------------------  ----------
	CSwitch, Inc.	                      $1,000,000
	Molecular Imprints, Inc.              $2,000,000
	NeoPhotonics Corporation              $1,937,092
	Starfire Systems, Inc.	              $  250,000

	Follow-on Investment
        ------------------------------------
	Agile Materials & Technologies, Inc.  $  225,602
	Continuum Photonics, Inc.	      $  839,000
	Experion Systems, Inc.	              $  121,262
	NanoGram Corporation	              $1,000,000
	NanoOpto Corporation	              $  612,500
	Nanopharma Corp.	              $  150,000
	NeuroMetrix, Inc.	              $1,749,999
                                              ----------
		Total			      $9,885,455
                                              ==========

	The following tables summarize the fair values of our portfolios of venture capital investments and U.S. Government and Agency Obligations, as compared with their cost, at June 30, 2004, December 31, 2003, and December 31, 2002:

		             June 30,		      December 31,
		              2004    		2003                2002
                          -----------           ------------------------
	Venture capital
        investments,
        at cost           $25,658,724	        $17,481,879  $14,754,466

	Unrealized
        depreciation(1)	    2,827,941	          2,375,303    2,718,389
                          -----------           -----------  -----------
	Venture capital
        investments,
	at fair value	  $22,830,783	        $15,106,576  $12,036,077
                          ===========           ===========  ===========


		            March 31,	              December 31,
		              2004    	        2003	            2002
                          -----------           ------------------------
	U.S. Government
        and Agency
	Obligations, at
        cost	          $17,699,644	        $27,121,899  $15,452,469
	Unrealized
        depreciation(1)	      228,909	              1,413        1,724
                          -----------           -----------  -----------
	U.S. Government
        and Agency
	Obligations, at
        fair value	  $17,470,735	        $27,120,486  $15,450,745
                          ===========           ===========  ===========


(1)At June 30, 2004, December 31, 2003, and December 31, 2002, the accumulated unrealized depreciation on investments, including deferred taxes, was $3,901,768, $3,221,635 and $3,565,032, respectively.

	The following table summarizes the fair value composition of our venture capital investment portfolio at June 30, 2004, December 31, 2003, and December 31, 2002:


		             June 30,		      December 31,
	Category               2004    		2003                2002
        -------------------  ---------          ------------------------

	Tiny Technology	       65.8%	        60.7%	          49.0%
	Other Venture
        Capital Investments    34.2%	        39.3%	          51.0%
                              ------           -------           -------
	Total Venture
        Capital Investments   100.0%	       100.0%            100.0%
                              ======           ======            ======


Liquidity and Capital Resources

      Our primary sources of liquidity are cash, receivables and freely marketable securities, net of short-term indebtedness. Our secondary sources of liquidity are restricted securities of companies that are publicly traded. As of June 30, 2004, we do not have restricted securities of companies that are publicly traded, and we had none in 2003.

Six Months ended June 30, 2004

	At June 30, 2004, and December 31, 2003, our total net primary liquidity was $17,831,771 and $27,563,886, respectively.


	The decrease in our primary source of liquidity from December 31, 2003, to June 30, 2004, is primarily owing to the receipt of the proceeds from the sale of our investment in NanoGram Devices Corporation offset by our investments in Agile Materials & Technologies, Inc., Continuum Photonics, Inc., CSwitch, Inc., Experion Systems, Inc., Molecular Imprints, Inc., NanoGram Corporation, NanoOpto Corporation, Nanopharma Corp., NeoPhotonics Corporation, NeuroMetrix, Inc., and Starfire Systems, Inc., and use of funds for net operating expenses.

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

Recent Developments

	On July 7, 2004, we closed on our June 30, 2004, offering of 3,000,000 common shares plus 450,000 additional shares of common stock for over-allotments. All of the 3,450,000 shares were sold. The actual amount of net proceeds raised upon completion of the offering was $36,501,000; net proceeds of the offering, less estimated offering costs of $368,850, were $36,132,150.

	On July 8, 2004, we made a $401,536 follow-on investment in the form of a Convertible Bridge Note of a privately held portfolio company.

	On July 20, 2004, we made an $887,500 follow-on equity investment in NanoOpto Corporation.

	On July 21, 2004, we made a $75,670 follow-on investment in the form of a Secured Convertible Bridge Note of a privately held portfolio company.

	On July 27, 2004, NeuroMetrix, Inc., closed on its initial public offering. All of our preferred stock was converted into 1,137,570 shares of common stock that are subject to a 180-day lock-up. On August 10, 2004, the closing price of NeuroMetrix common stock was $7.85 per share on the Nasdaq National market.


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

	Our business of making private equity investments and positioning our portfolio companies for liquidity events may be adversely affected by current and future capital markets and economic conditions. The public equity markets currently provide less opportunity for liquidity events than at times in the past when there was more robust demand for initial public offerings, even for more mature technology companies than those in which we typically invest. The potential for public market liquidity could further decrease and could lead to an inability to realize potential gains or could lead to financial losses in our portfolio and a decrease in our revenues, net income and assets.
 Recent government reforms affecting stock markets, investment banks and securities research practices may make it more difficult for privately held companies to complete successful initial public offerings of their equity securities. Slowdowns in initial public offerings may also have an adverse effect on the frequency and valuations of acquisitions of privately held companies. The lack of opportunities to sell investments in privately held companies also has an adverse effect on the ability of these companies to raise capital from private sources.

Even if our portfolio companies complete initial public offerings, the returns on our investments may be uncertain.

	When companies in which we have invested as private entities complete initial public offerings of their securities, these newly issued securities are by definition unseasoned issues. Unseasoned issues tend to be highly volatile and have uncertain liquidity, which may negatively affect their price. In addition, we are typically subject to lock-up provisions which prohibit us from selling our investment into the public market for specified periods of time after initial public offerings. The market price of securities that we hold may decline substantially before we are able to sell these securities. Most initial public offerings of technology companies are listed on the Nasdaq National Market.
 Recent government reforms of the Nasdaq National Market have made market making by broker-dealers less profitable, which has caused broker-dealers to reduce their market-making activities, thereby making the market for unseasoned stocks less liquid.

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

	As a result of being able to invest all of our assets in the securities of a small number of issuers, we are classified as a non-diversified company. We may be more vulnerable to events affecting a single issuer or industry and therefore subject to greater volatility than a company whose investments are more broadly diversified. Accordingly, an investment in our common stock may present greater risk to you than an investment in a diversified company.

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


Approximately 30% of the net asset value attributable to our venture capital investment portfolio, or 17% of our net asset value, as of June 30, 2004, is concentrated in one company, NeuroMetrix, Inc., which is not a tiny technology company.

	At June 30, 2004, we valued our investment in NeuroMetrix, Inc., which is not a tiny technology company, at $6,825,426, which represents 29.90% of the net asset value attributable to our venture capital investment portfolio, or 17.38% of our net asset value. Any downturn in the business outlook of NeuroMetrix, Inc., or any failure of the products of NeuroMetrix, Inc., to receive widespread acceptance in the marketplace, would have a significant effect on our specific investment in NeuroMetrix, Inc., and the overall value of our portfolio.

Approximately 34% of the net asset value attributable to our venture capital investment portfolio, or 20% of our net asset value, as of June 30, 2004, is not invested in tiny technology.

	Although all 16 of our investments added since August 2001 have been in tiny technology companies and although we consider
15 of the companies in our venture capital investment portfolio to be tiny technology companies, at June 30, 2004, only 65.80% of the net asset value attributable to our venture capital investment portfolio, or 38.26% of our net asset value, was invested in tiny technology companies, which may limit our ability to achieve our investment objective.

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

	We face substantial competition in our investing activities from many competitors, including but not limited to: private venture capital funds; investment affiliates of large industrial, technology, service and financial companies; small business investment companies; wealthy individuals; and foreign investors.
 Our most significant competitors typically have significantly greater financial resources than we do. Many sources of funding compete for a small number of attractive investment opportunities. Hence, we face substantial competition in sourcing good investment opportunities on terms of investment that are commercially attractive.

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

	We currently qualify as a RIC for 2003 under the tax Code. As a RIC, we do not have to pay federal income taxes on our income (including realized gains) that is distributed to our shareholders. Accordingly, we are not permitted under accounting rules to establish reserves for taxes on our unrealized capital gains. If we failed to qualify for RIC status, to the extend that we had unrealized gains, we would have to establish reserves for taxes, which would reduce our net asset value, net of a reduction in the reserve for employee profit sharing, accordingly. To the extent that we, as a RIC, were to decide to make a deemed distribution of net realized capital gains and retain the net realized capital gains, we would have to establish appropriate reserves for taxes upon making that decision.

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

	We invest in short-term money market instruments, both short and long-term U.S. Government and Agency Obligations, and from time to time borrow amounts on a line of credit. To the extent that we invest in short and long-term U.S. Government and Agency Obligations, changes in interest rates may result in changes in the value of these Obligations which would result in an increase or decrease of our net asset value.

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

	On May 12, 2004, we held our Annual Meeting of Shareholders to elect directors of the Company and to approve a proposal to authorize the Company to offer long-term rights to purchase shares of the Company's common stock. At the close of business on the record date (March 26, 2004), an aggregate of 13,798,845 shares of common stock were issued and outstanding.

	All of the nominees at the May 12, 2004 Annual Meeting were elected directors:

                Nominees               For        Withheld
         ------------------------   ----------    --------
         Dr. C. Wayne Bardin	    12,612,545	   38,953
         Dr. Phillip A. Bauman	    12,612,815	   38,683
         G. Morgan Browne	    12,611,270	   40,228
         Dugald A. Fletcher	    12,610,245	   41,253
         Charles E. Harris	    12,613,485	   38,013
         Dr. Kelly S. Kirkpatrick   12,613,761	   37,737
         Mark A. Parsells	    12,612,009	   39,489
         Lori D. Pressman	    12,614,113	   37,385
         Charles E. Ramsey	    11,994,006	  657,492
         James E. Roberts	    12,613,965	   37,533


	With respect to proposal number two, described as a proposal "to authorize the Company to offer long-term rights to purchase shares of the Company's common stock at an exercise price that, at the time such rights are issued, will not be less than the greater of the market value of the Company's common stock or the net asset value of the Company's common stock. Such rights may be part of or accompanied by other securities of the Company (such as convertible preferred stock or convertible debt)." The affirmative votes cast were 4,186,780, the negative votes cast were 903,597, those abstaining were 96,305 and the broker non-votes were 7,464,816.


Item 5.	Other Information
        Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

        3.1(a)	Restated Certificate of Incorporation,
                incorporated by reference as Exhibit 2.a to Pre-
                Effective Amendment No. 1 to the Registration
                Statement on Form N-2 dated March 22, 2004.

        3.1(b)	Restated By-Laws, incorporated by reference as
                Exhibit 2.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 dated March 22, 2004.

        10.2	Amendment No. 1 to Deferred Compensation
                Agreement.

	11.0*	Computation of per share earnings.  See
                Consolidated Statements of Operations.

	31.1*	Certification of CEO pursuant to Section 302 of
                the Sarbanes-Oxley Act of 2002.

	31.2*	Certification of CFO pursuant to Section 302 of
                the Sarbanes-Oxley Act of 2002.

	32.1*	Certification of CEO pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2*	Certification of CFO pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)	Reports on Form 8-K filed during the quarter ended June 30, 2004

	The Company filed a report on Form 8-K on April 22, 2004, concerning NAV at March 31, 2004 and on May 4, 2004, concerning adoption of a company-wide code of ethics.

_____________
*filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on behalf of the Registrant as Vice President and as its chief accounting officer.


			      Harris & Harris Group, Inc.

	                      /s/ Helene B. Shavin
                              ---------------------------
			      By:  Helene B. Shavin, Vice President
			           and Controller


Date: August 12, 2004


                     EXHIBIT INDEX TO FORM 10-Q


	31.1	Certification of CEO pursuant to Section 302 of
                the Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO pursuant to Section 302 of
                the Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

