Form 10-Q
period 2004-09-30
HARRIS & HARRIS GROUP INC /NY/
filed 2004-11-12
CIK 893739

UNITED STATES
			SECURITIES AND EXCHANGE COMMISSION
			     WASHINGTON, D. C.  20549

				     Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

              For quarterly period ended September 30, 2004

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________ to _____________

                    Commission File Number: 0-11576

	              HARRIS & HARRIS GROUP, INC.
-------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

New York						   13-3119827
-------------------------------------------------------------------------
(State or other jurisdiction of	        (IRS Employer Identification No.)
  incorporation or organization)

111 West 57th Street, New York, New York	              10019
-------------------------------------------------------------------------
(Address of Principal Executive Offices)	            (Zip Code)

	                      (212) 582-0900
-------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  	  X  		No
				-----              -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                     Yes  	        		No   X
 			        -----                      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	Class				     Outstanding at November 12, 2004
--------------------------------------------------------------------------------
Common Stock, $0.01 par value per share	               17,248,845 shares





			Harris & Harris Group, Inc.
		       Form 10-Q, September 30, 2004

								Page Number
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial  Statements.....................       1

Consolidated Statements of Assets and Liabilities..............	      2

Consolidated Statements of Operations..........................       3

Consolidated Statements of Cash Flows..........................       4

Consolidated Statements of Changes in Net Assets...............       5

Consolidated Schedule of Investments...........................       6

Notes to Consolidated Financial Statements.....................      14

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations............................      23

Background and Overview	.......................................      23

Results of Operations..........................................      25

Financial Condition............................................      27

Liquidity and Capital Resources................................      29

Risk Factors...................................................      30

Item 3.  Quantitative and Qualitative Disclosures About
Market Risk....................................................      38

Item 4.  Controls and Procedures...............................      39

PART II  OTHER INFORMATION

Item 1.	Legal Proceedings......................................      40
Item 2.	Changes in Securities and Use of Proceeds..............      40
Item 3.	Defaults Upon Senior Securities........................      40
Item 4.	Submission of Matters to a Vote of Security Holders....	     40
Item 5.	Other Information......................................      40
Item 6.	Exhibits and Reports on Form 8-K.......................      40

Signature......................................................      41

Exhibit Index to Form 10-Q.....................................      42





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

      On September 25, 1997, our Board of Directors approved a proposal to seek out qualification as a Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code"). At that time, we were taxable under Subchapter C of the Code (a "C Corporation"). In order to qualify as a RIC, we must, in general (1) annually derive at least 90% of our gross income from dividends, interest, gains from the sale of securities and similar sources; (2) quarterly meet certain investment diversification requirements; and (3) annually distribute at least 90% of our investment company taxable income as a dividend. In addition to the requirement that we must annually distribute at least 90% of our investment company taxable income, we may either distribute or retain our taxable net capital gains from investments, but any net capital gains not distributed could be subject to corporate level tax. Further, we could be subject to a 4% excise tax to the extent we fail to distribute at least 98% of our annual investment company taxable income and would be subject to income tax to the extent we fail to distribute 100% of our investment company taxable income.

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

      On June 15, 2004, we received SEC certification for 2003, permitting us to qualify for RIC treatment for 2003 (as we had for the years 1999 through 2002). Although the SEC certification for 2003 was issued, there can be no assurance that we will qualify for or receive such certification for subsequent years (to the extent we need certification for any subsequent year) or that we will actually qualify for Subchapter M treatment in any subsequent year.
 In addition, under certain circumstances, even if we qualified for Subchapter M treatment in a given year, we might take action in a subsequent year to ensure that we would be taxed in that subsequent year as a C Corporation, rather than as a RIC.


               CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	                          ASSETS


     	                           September 30, 2004	   December 31, 2003
     	                                  (Unaudited)

Investments, at value
  (Cost: $78,938,861 at 9/30/04,
  $44,603,778 at 12/31/03)...........     $78,613,954	         $42,227,062
Cash and cash equivalents............         290,641		     425,574
Restricted funds (Note 5)............       1,393,093		   1,212,078
Interest receivable..................         184,325	                 450
Income tax receivable................           9,532	              17,375
Prepaid expenses.....................          25,669		       6,841
Other assets, net of reserve
  of $255,486 at 9/30/04.............         240,422                225,748
                                          -----------            -----------
Total assets.........................     $80,757,636	         $44,115,128
                                          ===========            ===========


	                    LIABILITIES & NET ASSETS


Accounts payable and accrued
  liabilities........................     $ 2,565,303            $ 2,723,398
Accrued profit sharing (Note 3)......         336,820	                   0
Deferred rent........................          34,922                 39,648
Deferred income tax liability
  (Note 6)...........................       1,315,579		     669,344
                                          -----------            -----------
Total liabilities....................       4,252,624		   3,432,390
                                          -----------            -----------

Net assets...........................     $76,505,012	         $40,682,738
                                          ===========            ===========


Net assets are comprised of:
Preferred stock, $0.10 par value,
  2,000,000 shares authorized;
  none issued........................     $         0            $         0
Common stock, $0.01 par value,
  25,000,000 shares authorized;
  19,077,585 issued at 9/30/04
  and 15,627,585 at 12/31/03.........         190,776                156,276
Additional paid in capital (Note 4)..      85,657,650		  49,564,475
Accumulated net realized loss........      (4,121,822)		  (2,410,847)
Accumulated unrealized depreciation
  of investments, including
  deferred tax liability of
  $1,491,153 at 9/30/04 and
  $844,918 at 12/31/03...............      (1,816,061)		  (3,221,635)
Treasury stock, at cost (1,828,740
  shares at 9/30/04 and 12/31/03)....      (3,405,531)		  (3,405,531)
                                          -----------            -----------

Net assets...........................     $76,505,012            $40,682,738
                                          ===========            ===========
Shares outstanding...................      17,248,845		  13,798,845
                                          ===========            ===========
Net asset value per outstanding
  share...................................$      4.44            $      2.95
                                          ===========            ===========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                   CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                      Three Months Ended                      Nine Months Ended
                                                 Sept. 30, 2004     Sept. 30, 2003     Sept. 30, 2004     Sept. 30, 2003
Investment income:
  Interest from:
    Fixed-income securities......................$      235,778     $       25,910     $      365,842     $      104,165
    Portfolio companies..........................        17,803                  0             23,506                  0
  Other income...................................             0              4,702                  0             41,687
                                                 --------------     --------------     --------------     --------------
    Total investment income......................       253,581             30,612            389,348            145,852

Expenses:
  Profit-sharing (Note 3)........................       336,820                  0            336,820                  0
  Salaries and benefits..........................       419,384            360,116          1,384,566          1,084,015
  Administration and operations..................       129,649             85,536            475,724            324,238
  Professional fees..............................       231,144             59,277            389,083            276,571
  Rent...........................................        38,860             49,885            111,515            169,203
  Directors' fees and expenses...................        63,188             31,250            156,811            121,295
  Depreciation...................................        10,958             11,408             29,906             31,538
  Bank custody fees..............................         2,351              1,499              8,145              5,908
  Interest expense...............................             0              3,987                  0             16,879
                                                 --------------     --------------     --------------     --------------
    Total expenses...............................     1,232,354            602,958          2,892,570          2,029,647
                                                 --------------     --------------     --------------     --------------
  Operating loss before income taxes.............      (978,773)          (572,346)        (2,503,222)        (1,883,795)
                                                 --------------     --------------     --------------     --------------
  Net operating loss.............................      (978,773)          (572,346)        (2,503,222)        (1,883,795)

Net realized (loss) gain on investments:
  Realized (loss) gain on investments............         2,704         (1,003,919)           798,673           (975,347)
                                                 --------------     --------------     --------------     --------------
    Total realized (loss) gain...................         2,704         (1,003,919)           798,673           (975,347)
  Income tax benefit (provision) (Note 6)........         1,482              3,500             (6,426)           (13,822)
                                                 --------------     --------------     --------------     --------------
  Net realized (loss) gain on investments........         4,186         (1,000,419)           792,247           (989,169)
                                                 --------------     --------------     --------------     --------------
Net realized loss................................      (974,587)        (1,572,765)        (1,710,975)        (2,872,964)

Net increase (decrease) in unrealized
appreciation on investments:
  Increase as a result of investment sales.......             0          1,000,001            915,118          1,000,001
  Decrease as a result of investment sales.......             0                  0                  0            (18,031)
  Increase on investments held...................     3,172,633             67,982          3,212,494            757,841
  Decrease on investments held...................      (440,690)          (765,516)        (2,075,803)        (1,896,981)
                                                 --------------     --------------     --------------     --------------
    Net change in unrealized appreciation
    on investments...............................     2,731,943            302,467          2,051,809           (157,170)
  Income tax (expense) benefit (Note 6)..........      (646,235)                 0           (646,235)                 0
                                                 --------------     --------------     --------------     --------------
  Net increase (decrease) in unrealized
  appreciation on investments....................     2,085,708            302,467          1,405,574           (157,170)
                                                 --------------     --------------     --------------     --------------

Net (decrease) increase in net assets
resulting from operations:
  Total..........................................$    1,111,121     $   (1,270,298)    $     (305,401)    $   (3,030,134)
                                                 ==============     ==============     ==============     ==============

  Per outstanding share..........................$          .06     $         (.11)    $         (.02)    $         (.26)
                                                 ==============     ==============     ==============     ==============



                                   The accompanying notes are an integral part of
                                       these consolidated financial statements.


                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                      Nine Months Ended     Nine Months Ended
                                         Sept. 30, 2004        Sept. 30, 2003

Cash flows from operating activities:
Net (decrease) in net assets
  resulting from operations.............$      (305,401)         $ (3,030,134)
Adjustments to reconcile net
decrease in net assets resulting
from operations to net cash used in
operating activities:
  Realized and unrealized (loss)
    gain on investments.................      (2,850,482)           1,132,517
  Depreciation..........................          29,906               31,538
  Deferred income taxes.................         646,235                    0

Changes in assets and liabilities:
  Restricted funds......................        (181,015)            (342,107)
  Receivable from portfolio company.....               0              786,492
  Funds in escrow.......................               0              750,000
  Interest receivable...................        (183,875)                (153)
  Income tax receivable.................           7,843              (83,595)
  Prepaid expenses......................         (18,828)              72,692
  Other assets..........................           5,514              (40,927)
  Accounts payable and accrued
    liabilities.........................        (158,095)             394,485
  Payable to broker for unsettled trade.               0           (5,696,725)
  Accrued profit sharing................         336,820              (15,233)
  Current income tax liability..........               0             (857,656)
  Deferred rent.........................          (4,726)              35,826
                                        ----------------         ------------
  Net cash used in operating activities.      (2,676,104)          (6,862,980)

Cash flows from investing activities:
  Net (purchase) sale of short-term
    investments and marketable
    securities..........................     (24,578,644)          (2,975,719)
  Proceeds from investments.............       2,515,386               26,791
  Investment in private placements
    and loans...........................     (11,473,651)          (3,331,118)
  Purchase of fixed assets..............         (49,595)            (195,725)
                                        ----------------         ------------
Net cash (used in) provided by
investing activities....................     (33,586,504)          (6,475,771)

Cash flows from financing activities:
  Proceeds from note payable............               0            7,609,500
  Proceeds from public offering, net....      36,127,675                    0
  Collection on notes receivable........               0                1,500
                                        ----------------         ------------
  Net cash provided by financing
    activities..........................      36,127,675            7,611,000
                                        ----------------         ------------

Net increase (decrease) in cash and
cash equivalents:
  Cash and cash equivalents at
    beginning of the period.............         425,574	    5,967,356
  Cash and cash equivalents at
    end of the period...................         290,641              239,605
                                        ----------------         ------------
  Net decrease in cash and cash
    equivalents.........................$       (134,933)        $ (5,727,751)
                                        ================         ============

Supplemental disclosures of cash flow information:
  Income taxes paid.....................$              0	 $    575,100
  Interest paid.........................$              0         $     15,441



              The accompanying notes are an integral part of
                 these consolidated financial statements.


                          CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                                (Unaudited)


                                 Three Months Ended                Nine Months Ended
                          Sept. 30, 2004   Sept. 30, 2003   Sept. 30, 2004   Sept. 30, 2003

Changes in net assets
from operations:
  Net operating loss..... $     (978,773)  $     (572,346)  $   (2,503,222)  $   (1,883,795)
  Net realized gain
    (loss) on
    investments..........          4,186       (1,000,419)         792,247         (989,169)
  Net increase in
    unrealized
    appreciation on
    investments as a
     result of sales.....              0         1,000,001         915,118          981,970
  Net increase
    (decrease) in
    unrealized
    appreciation on
    investments held.....      2,085,708	  (697,534)        490,456       (1,139,140)
                           -------------    --------------   -------------   --------------
  Net increase
    (decrease) in net
    assets resulting
    from operations......      1,111,121        (1,270,298)       (305,401)      (3,030,134)

Changes in net assets
from capital stock
transactions:
  Proceeds from sale
    of common stock......	  34,500		 0	    34,500                0
  Additional paid in
    capital on common
    stock issued.........     36,093,175		 0	36,093,175		  0
                          --------------   ---------------   -------------   --------------
  Net increase in
    net assets
    resulting from
    capital stock
    transactions.........     36,127,675		 0	36,127,675		  0
                          --------------   ---------------   -------------   --------------

Net increase (decrease)
in net assets............     37,238,796	(1,270,298)	35,822,274	 (3,030,134)

Net assets:

  Beginning of
  the period.............     39,266,216	25,496,210	40,682,738	 27,256,046
                          --------------   ---------------   -------------  ---------------
  End of the period...... $   76,505,012   $    24,225,912   $  76,505,012  $    24,225,912
                          ==============   ===============   =============  ===============


                     The accompanying notes are an integral part of
                      these consolidated financial statements.

          CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)


                                                  Method of      Shares/
                                               Valuation (3)    Principal      Value


Investments in Unaffiliated Companies
(8)(9)(10) -- 12.2% of total investments

Private Placement Portfolio (Illiquid) --
12.2% of total investments

AlphaSimplex Group, LLC (2)(5) --
  Investment management company headed by
  Dr. Andrew W. Lo, holder of the Harris &
  Harris Group Chair at MIT
  Limited Liability Company Interest................(C)	            -- 	     $   125,000

Continuum Photonics, Inc. (1)(2)(5)(6) --
  Develops optical networking components by
  merging cutting-edge materials, MEMS and
  electronics technologies -- 4.23% of fully
  diluted equity
  Series B Convertible Preferred Stock..............(C)	        2,000,000	 776,119
  Series C Convertible Preferred Stock..............(C)	        2,689,103	 839,000
                                                                             -----------
				                                               1,615,119
Crystal IS, Inc. (1)(2)(4)(6) -- Develops
  a technology to grow aluminum
  nitride single-crystal boules --
  1.81% of fully diluted equity
  Series A Convertible Preferred Stock............. (A)	            5,482	 199,983

Exponential Business Development Company (1)(2) --
  Venture capital partnership focused on
  early stage companies
  Limited Partnership Interest......................(B)	             -- 	       0

Heartware, Inc. (1)(2)(5)(6) -- Develops
  ventricular assist  devices -- 0% of
  fully diluted equity
  Series A-2 Non-Voting Preferred Stock.............(B)	           47,620	       0

Molecular Imprints, Inc. (1)(2)(4)(5) --
  Develops nanoimprint lithography capital
  equipment -- 2.09% of fully diluted equity
  Series B Convertible Preferred Stock..............(A)	        1,333,333      2,000,000

Nanosys, Inc. (1)(2)(5)(6) -- Develops
  nanotechnology-enabled systems incorporating
  novel and patent-protected zero and one-
  dimensional nanometer-scale materials --
  1.58% of fully diluted equity
  Series C Convertible Preferred Stock..............(A)	          803,428      1,500,000

Nantero, Inc. (1)(2)(5)(6) -- Develops a
  high-density, nonvolatile, random access
  memory chip, using nanotechnology -- 3.35%
  of fully diluted equity
  Series A Convertible Preferred Stock..............(C)	          345,070	 538,309
  Series B Convertible Preferred Stock..............(C)	          207,051	 323,000
                                                                              ----------
				                                                 861,309
NeoPhotonics Corporation (1)(2)(5)(6)(12) --
  Develops and manufactures planar
  optical devices and components using
  nanomaterials -- deposition technology
  -- 3.49% of fully diluted equity
  Common Stock	(C)	60,580	9,105
  Series 1 Convertible Preferred Stock..............(A)	        1,831,256      2,014,677
  Warrants at $0.15 expiring 3/12/11................(C)            30,426	     304
                                                                              ----------
						                               2,024,086

             The accompanying notes are an integral part of
                 these consolidated financial statements.


          CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)


                                                  Method of      Shares/
                                               Valuation (3)    Principal      Value



Investments in Unaffiliated Companies
(8)(9)(10) -- 12.2% of total investments (cont.)

Private Placement Portfolio (Illiquid) --
12.2% of total investments (cont.)


Optiva, Inc. (1)(2)(6) -- Develops and
  commercializes nanomaterials for
  advanced applications -- 1.74% of
  fully diluted equity
  Series C Convertible Preferred Stock................(B)	1,249,999     $   625,000
  Secured Convertible Bridge Note with
  50% Preferred Stock Warrant coverage................(A)	  401,536	  408,752
                                                                              -----------
				                                                1,033,752
Starfire Systems, Inc. (1)(2)(4)(5)(6) --
  Develops and produces ceramic-forming
  polymers -- 1.80% of fully diluted equity
  Common Stock........................................(A)	 125,000	   50,000
  Series A-1 Convertible Preferred Stock..............(A)	 200,000	  200,000
                                                                              -----------
			                                                          250,000

Total Unaffiliated Private Placement Portfolio (cost: $10,316,632)............$ 9,609,249
                                                                              -----------
Total Investments in Unaffiliated Companies (cost: $10,316,632)...............$ 9,609,249
                                                                              -----------



                  The accompanying notes are an integral part of
                      these consolidated financial statements.

          CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)


                                                  Method of      Shares/
                                               Valuation (3)    Principal      Value



Investments in Non-Controlled Affiliated
Companies (8)(9)(11) -- 22.2% of total
investments

Publicly Traded Portfolio -- 12.7% of total investments

NeuroMetrix, Inc. (1)(2)(13) -- Develops and
  sells medical devices for  monitoring
  neuromuscular disorders -- 8.65% of fully
  diluted equity
  Common Stock.......................................(D)	1,137,570      $9,998,103
                                                                               ----------
Total Publicly Traded Portfolio (cost:  $4,411,373)............................$9,998,103
	                                                                       ----------
Private Placement Portfolio (Illiquid) -- 9.5% of total investments

Agile Materials & Technologies, Inc. (1)(2)(6)
  -- Develops and sells variable integrated
  passive RF electronic equipment components --
  8.15% of fully diluted equity
  Series A Convertible Preferred Stock...............(B)	3,732,736      $  110,700
  Convertible Bridge Note with 20% warrants..........(B)	 $301,273	  310,650
                                                                               ----------
			                                                          421,350
Chlorogen, Inc. (1)(2)(5)(6) -- Develops
  patented chloroplast technology to
  produce plant-made proteins -- 9.74%
  of fully diluted equity
  Series A Convertible Preferred Stock...............(A)	4,478,038	  785,000

CSwitch, Inc. (1)(2)(4)(5)(6) -- Develops
  next-generation, system-on-a-chip
  solutions for communications-based
  platforms -- 5.66% of fully diluted equity
  Series A Convertible Preferred Stock...............(A)	1,000,000	1,000,000


Experion Systems, Inc. (1)(2)(7) -- Develops
  and sells software to credit unions -- 12.49%
  of fully diluted equity
  Series A Convertible Preferred Stock...............(B)	  294,118	        0
  Series B Convertible Preferred Stock...............(B)	   35,294	        0
  Series C Convertible Preferred Stock...............(B)	  222,184	        0
  Series D Convertible Preferred Stock...............(B)	   64,501	  363,786
                                                                               ----------
		                                                                  363,786
NanoGram Corporation (1)(2)(5)(6) -- Develops a
  broad suite of intellectual property utilizing
  nanotechnology -- 7.29% of fully diluted equity
  Series I Convertible Preferred Stock...............(A)	   63,210	   21,672
  Series II Convertible Preferred Stock..............(A)	1,250,904	1,000,723
                                                                              -----------
			                                                        1,022,395

NanoOpto Corporation (1)(2)(6) -- Develops high
  performance, integrated optical communications
  sub-components on a chip by utilizing
  patented nano-manufacturing technology -- 11.92%
  of fully diluted equity
  Series A-1 Convertible Preferred Stock.............(C)	  267,857	   47,567
  Series B Convertible Preferred Stock...............(C)	3,819,935	1,625,000
                                                                               ----------
	                                                                        1,672,567
Nanopharma Corp. (1)(2)(6) -- Develops advanced
  nanoscopic drug delivery vehicles and systems
  -- 14.32% of fully diluted equity
  Series A Convertible Preferred Stock...............(A)	  684,516	  700,000
  Subordinated Convertible Bridge Note...............(A)	$ 150,000	  153,370
                                                                               ----------
			                                                          853,370

Nanotechnologies, Inc. (1)(2)(5)(6) -- Develops
  high-performance nanoscale materials for
  industry -- 6.48% of fully diluted equity
  Series B Convertible Preferred Stock...............(B)	1,538,837	  553,982
  Series C Convertible Preferred Stock...............(B)	  235,720	   84,859
                                                                               ----------
	                                                                          638,841


             The accompanying notes are an integral part of
                 these consolidated financial statements.


          CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)


                                                  Method of      Shares/
                                               Valuation (3)    Principal      Value




Questech Corporation (1)(2)(5) -- Manufactures
  and markets proprietary metal decorative
  tiles -- 6.73% of fully diluted equity
  Common Stock.......................................(C)	   646,954   $   724,588
  Warrants at $5.00 expiring 10/25/04................(C)	     1,966	       0
  Warrants at $1.50 expiring 11/16/05................(C)	     1,250	       0
  Warrants at $1.50 expiring 08/03/06................(C)	     8,500	       0
  Warrants at $1.50 expiring 11/21/07................(C)	     3,750	       0
  Warrants at $1.50 expiring 11/19/08................(C)	     5,000	       0
                                                                             -----------
			                                                         724,588
                                                                             -----------
Total Non-Controlled Private Placement Portfolio (cost: $12,510,313).........$ 7,481,897
                                                                             -----------
Total Investments in Non-Controlled Affiliated Companies (cost: $16,921,686).$17,480,000
                                                                             -----------


U.S. Government and Agency Obligations -- 65.5% of total investments

  U.S. Treasury Bills -- due date 10/07/04...........(J)	$2,500,000    $2,499,400
  U.S. Treasury Bills -- due date 10/28/04...........(J)	 2,700,000     2,697,057
  U.S. Treasury Bills -- due date 01/06/05...........(J)	 2,500,000     2,488,275
  U.S. Treasury Notes -- due date 04/30/05,
    coupon 1.625%....................................(H)	 2,692,000     2,685,889
  U.S. Treasury Notes -- due date 06/30/05,
    coupon 1.125%....................................(H)	21,500,000    21,348,855
  U.S. Treasury Notes -- due date 02/28/06,
    coupon 1.625%....................................(H)	 2,428,000     2,403,234
  U.S. Treasury Notes -- due date 06/30/06,
    coupon 2.75%.....................................(H)	10,000,000    10,041,400
  U.S. Treasury Notes -- due date 02/15/07,
    coupon 2.25%.....................................(H)	 2,428,000     2,402,118
  U.S. Treasury Notes -- due date 05/15/08,
     coupon 2.625%...................................(H)	 2,433,000     2,397,357
  U.S. Treasury Notes -- due date 03/15/09,
     coupon 2.625%...................................(H)	 2,631,000     2,561,120
                                                                             -----------
Total Investments in U.S. Government and Agency
  Obligations (cost: $51,700,543)............................................$51,524,705
                                                                             -----------
Total Investments -- 100% (cost: $78,938,861)................................$78,613,954
                                                                             ===========


               The accompanying notes are an integral part of
                   these consolidated financial statements.



        CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2004



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

(5)	No changes in valuation occurred in these investments during the
	three months ended September 30, 2004.

(6)	These investments are development stage companies.  A development
	stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations, or it has commenced such operations but has not realized significant revenue from them.

(7)	Experion Systems, Inc. was previously named MyPersonalAdvocate.com,
	Inc.

(8)	Investments in unaffiliated companies consist of investments in
	which we own less than 5% of the portfolio company Investments in non-controlled affiliated companies consist of investments in which we own more than 5% but less than 25% of the portfolio company. Investments in controlled affiliated companies consist of investments in which we own more than 25% of the portfolio company.

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

(10)	The aggregate cost for federal income tax purposes of investments
	in unaffiliated companies is $10,316,632. The gross unrealized appreciation based on the tax cost for these securities is $166,498. The gross unrealized depreciation based on the tax cost for these securities is $873,881.

(11)	The aggregate cost for federal income tax purposes of investments
	in non-controlled affiliated companies is $16,921,686. The gross unrealized appreciation based on the tax cost for these securities is $5,586,730. The gross unrealized depreciation based on the tax cost for these securities is $5,028,416.

(12)	NeoPhotonics filed for bankruptcy on November 17, 2003.  We sold
	our investment in its Series D Preferred Stock in January 2004. NeoPhotonics emerged from bankruptcy, as a newly reorganized company, after obtaining financing from us and other investors.

(13)	The Company's 1,137,570 share holding in NeuroMetrix, Inc.
	(National Market Symbol: NURO), before a lock-up discount, at the September 30, 2004, market price per share of $10.00, was $11,375,700 The lock-up expires on January 18, 2005. On November 4, 2004, the market price per share of NeuroMetrix was $9.21.




		The accompanying notes are an integral part of
		   these consolidated financial statements.


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

	D.  Public Market:   The public market method is used when
there is an established public market for the class of a company's securities held by us or into which our securities are convertible. We discount market value for securities that are subject to significant legal or contractual transfer restrictions. Securities for which market quotations are readily available and which are not subject to substantial legal or contractual and transfer restrictions, are carried at market value as of the time of valuation. Market value for securities traded on securities exchanges or on the Nasdaq National Market is the last reported sales price on the day of valuation. For other securities traded in the over-the-counter market and listed securities for which no sale was reported on that day, market value is the mean of the closing bid price and asked price on that day. This method is the preferred method of valuation when there is an established public market for a company's securities, as that market provides the most objective basis for valuation. If for any reason, the Valuation Committee determines that market quotations are not reliable, such securities shall be fair valued by the Valuation Committee in accordance with these valuation procedures.


INVESTMENTS IN INTELLECTUAL PROPERTY, PATENTS, RESEARCH AND
DEVELOPMENT IN TECHNOLOGY OR PRODUCT DEVELOPMENT

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


	G. Private Market: The private market method uses actual third-party investments in the same or substantially similar intellectual property or patents or research and development in technology or product development as a basis for valuation, using actual executed historical transactions by responsible third parties. The private market method may also use, where applicable, unconditional firm offers by responsible third parties as a basis for valuation.


LONG-TERM FIXED-INCOME SECURITIES

	H. Fixed-Income Securities for which market quotations are readily available are carried at market value as of the time of valuation using the most recent bid quotations when available.

	I. Long-Term Fixed-Income Securities for which market quotations are not readily available are carried at fair value as determined in good faith by the Valuation Committee on the basis of available data, which may include credit quality, and interest rate analysis as well as quotations from broker-dealers or, where such quotations are not available, prices from independent pricing services that the Board believes are reasonably reliable and based on reasonable price discovery procedures and data from other sources.

SHORT-TERM FIXED-INCOME INVESTMENTS

	J. Short-Term Fixed-Income Investments are valued in the same manner as long-term fixed income securities until the remaining maturity is 60 days or less, after which time such securities may be valued at amortized cost if there is no concern over payment at maturity.

ALL OTHER INVESTMENTS

	K. All Other Investments are reported at fair value as determined in good faith by the Valuation Committee.

	For all other investments, the reported values shall reflect the Valuation Committee's judgment of fair values as of the valuation date using the outlined basic methods of valuation or any other method of valuation that the Valuation Committee determines after review and analysis is more appropriate for the particular kind of investment. They do not necessarily represent an amount of money that would be realized if we had to sell such assets in an immediate liquidation. Thus, valuations as of any particular date are not necessarily indicative of amounts that we may ultimately realize as a result of future sales or other dispositions of investments we hold.



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

      The September 30, 2004, consolidated financial statements include a provision for deferred taxes on the remaining net built-in gains as of December 31, 1998, net of the unutilized operating and capital loss carryforwards incurred by us through December 31, 1998.

      We pay federal, state and local income taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, which is a C corporation. (See "Note 6. Income Taxes.")

      Estimates by Management. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2004, and December 31, 2003, and the reported amounts of revenues and expenses for the three months ended September 30, 2004, and September 30, 2003. The most significant estimates relate to the fair valuations of certain of our investments. Actual results could differ from these estimates.

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

	The grandfathered participations are set forth below:


                                       Grandfathered Participations
                             ------------------------------------------------
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

      Each quarter, we perform a calculation to determine the accrual for profit-sharing. We calculate 20% of Qualifying Income pursuant to the terms of the plan and estimate the effect on Qualifying Income of selling all the portfolio investments that are valued above cost (i.e., are in an unrealized appreciation position). While the accrual will fluctuate each quarter as a result of changes in Qualifying Income and changes in unrealized appreciation, payments are only made to the extent that Qualifying Income exists. During 2003, we made no accrual for profit sharing.
 At September 30, 2004, we have $336,820 accrued for profit sharing.

NOTE 4.  CAPITAL TRANSACTIONS

	In 1998, the Board of Directors approved that effective January 1, 1998, 50% of all Directors' fees be used to purchase our common stock from us. However, effective March 1, 1999, the Board of Directors approved that Directors may purchase our common stock in the open market, rather than from us.

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

	On August 1, 2002, we sold 2,954,743 shares of common stock for net proceeds of $5,927,882; net proceeds of the offering, less offering costs of $284,412, were $5,643,470. We have invested all of the net proceeds raised from the offering in accordance with our investment objectives and policies.

	On December 30, 2003, we sold 2,300,000 shares of common stock for net proceeds of $17,296,000; net proceeds of the offering, less offering costs of $664,038, were $16,631,962. We intend to use the net proceeds of the offering, less offering costs, to make new investments in tiny technology as well as follow-on investments in our existing venture capital investments, and for working capital.
 For these purposes, from the completion of the offering through September 30, 2004, we have used $14,408,046 of the $16,631,962.

	In 2004, we registered with the Securities and Exchange Commission for the sale of up to 7,000,000 shares of our common stock from time to time. On July 7, 2004, we sold 3,450,000 common shares for net proceeds of $36,501,000; net proceeds of the offering, less offering costs of $373,325, were $36,127,675. We intend to use the net proceeds of the offering, less offering costs, to make new investments in tiny technology as well as follow-on investments in our existing venture capital investments, and for working capital. An additional 3,550,000 shares may be sold at prices and on terms to be set forth in one or more supplements to the prospectus from time to time.

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

NOTE 5.  EMPLOYEE BENEFITS

	On October 19, 1999, Charles E. Harris signed an Employment Agreement with us (disclosed in a Form 8-K filed on October 27, 1999) (the "Employment Agreement"), which superseded an employment agreement that was about to expire on December 31, 1999. The Employment Agreement shall terminate on December 31, 2004 ("Term") subject to either an earlier termination or an extension in accordance with the terms; on January 1, 2000 and on each day thereafter, the Term extends automatically by one day unless at any time we or Mr. Harris, by written notice, decide not to extend the Term, in which case the Term will expire five years from the date of the written notice. On October 14, 2004, Mr. Harris signed an Amended and Restated Employment Agreement with us (disclosed on Form 8-K filed on October 15, 2004) (the "Amended Employment Agreement") for the purpose of changing the termination date to be consistent with his retirement date under the Company's Executive Mandatory Retirement Benefit Plan. According to the Amended Employment Agreement, Mr. Harris's employment shall not be extended beyond December 31, 2008, unless his employment is extended pursuant to the Executive Mandatory Retirement Benefit Plan.

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

	Mr. Harris is to receive compensation under his Employment Agreement in the form of base salary of $208,315 for 2000 ($229,778 for 2004), with automatic yearly adjustments to reflect inflation.
 In addition, the Board may increase such salary, and consequently decrease it, but not below the level provided for by the automatic adjustments described above. Mr. Harris is also entitled to participate in our Profit-Sharing Plan as well as in all compensation or employee benefit plans or programs, and to receive all benefits, perquisites, and emoluments for which salaried employees are eligible. Under the Employment Agreement, we will furnish Mr. Harris with certain perquisites which include a company car, membership in certain clubs and up to a $5,000 annual reimbursement for personal, financial or tax advice.

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

	The Employment Agreement provides for us to adopt a supplemental executive retirement plan (the "SERP") for the benefit of Mr. Harris. Under the SERP, we will cause an amount equal to one-twelfth of Mr. Harris's current annual salary to be credited each month (a "Monthly Credit") to a special account maintained for this purpose on our books for the benefit of Mr. Harris (the "SERP


Account"). The amounts credited to the SERP Account will be deemed invested or reinvested in such mutual funds or U.S. Government securities as determined by Mr. Harris. The SERP Account will be credited and debited to reflect the deemed investment returns, losses and expenses attributed to such deemed investments and reinvestments. Mr. Harris's benefit under the SERP will equal the balance in the SERP Account and such benefit will always be 100% vested (i.e., not forfeitable). Mr. Harris will determine the form and timing of the distribution of the balance in the SERP Account; provided, however, in the event of the termination of his employment, the balance in the SERP Account will be distributed to Mr. Harris or his beneficiary, as the case may be, in a lump-sum payment within 30 days of such termination. We will establish a rabbi trust for the purpose of accumulating funds to satisfy the obligations incurred by us under the SERP. The restricted funds for the SERP Plan total $1,393,093 at September 30, 2004. Mr. Harris's rights to benefits pursuant to this SERP will be no greater than those of a general creditor of us.

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

	As of January 1, 1989, we adopted an employee benefits program covering substantially all of our employees under a 401(k) Plan and Trust Agreement. As of January 1, 1999, we adopted the Harris & Harris Pension Plan and Trust, a money purchase plan which would allow us to stay compliant with the 401(k) top-heavy regulations and deduction limitation regulations. In 2001, Congress enacted the Economic Growth and Tax Relief Reconciliation Act of 2001 which has increased the deduction limits for plans such as the 401(k) Plan.
This Act eliminates the need for us to maintain two separate plans.
 Effective December 31, 2001, the Pension Plan merged into the
401(k) Plan, with the 401(k) Plan being the surviving plan. For the year ended December 31, 2003, the Compensation Committee approved a 100% match. Contributions to the plan are at the discretion of the Compensation Committee.

	On June 30, 1994, we adopted a plan to provide medical and dental insurance for retirees, their spouses and dependents who, at the time of their retirement, have ten years of service with us and have attained 50 years of age or have attained 45 years of age and have 15 years of service with us. On February 10, 1997, we amended this plan to include employees who "have seven full years of service and have attained 58 years of age." The coverage is secondary to any government provided or subsequent employer provided health insurance plans. The annual premium cost to us with respect to the entitled retiree shall not exceed $12,000, subject to an index for inflation. Based upon actuarial estimates, we provided an original reserve of $176,520 that was charged to operations for the period ending June 30, 1994. As of September 30, 2004, we had a reserve of $602,801 for the plan. Recent changes to the Medicare program may affect our costs under this plan. In accordance with FASB Staff Position 106-1, our estimates of the obligation under this standard do not reflect these changes.
 Specific authoritative guidance regarding these changes is pending and when issued, could require us to change previously reported information.

	We are making the following disclosures about our plan to provide medical and dental insurance for retirees.


		   Reconciliation of Accumulated
		 Postretirement Benefit Obligations
                 ----------------------------------


	Projected accumulated postretirement
	benefit obligation at January 1, 2004	      $525,288

		Service cost	                        47,964

		Interest cost	                        23,544
                                                      --------

	Projected accumulated postretirement
	Benefit obligation at September 30, 2004      $596,796
                                                      ========


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

	Under applicable law prohibiting discrimination in employment on the basis of age, we can impose a mandatory retirement age of 65 for our executives or employees in high policy-making positions only if each employee subject to the mandatory retirement age is entitled to an immediate retirement benefit at retirement age of at least $44,000 per year. The benefits payable at retirement to Charles E. Harris, our Chairman and Chief Executive Officer, and
Mel P. Melsheimer, our President, Chief Operating Officer and Chief Financial Officer, under our existing retirement plans do not equal this threshold. A new plan was established to provide them with the difference between the benefit required under the age discrimination laws and that provided under our existing plans.
For Mr. Harris, the expense to us of providing the benefit under this new plan, which prior to October 14, 2004, had been waived by Mr. Harris, is currently estimated to be $76,597 and is being amortized over the fiscal periods through the year ended December
31, 2008. For Mr. Melsheimer, the expense to us of providing the benefit under this new plan is currently estimated to be $247,516 and is being amortized over the fiscal periods through the year ended December 31, 2004. This benefit will be unfunded.


NOTE 6.  INCOME TAXES

	Provided that a proper election is made, a corporation taxable under Subchapter C of the Internal Revenue Code (a "C Corporation") that elects to qualify as a RIC continues to be taxable as a C Corporation on any gains realized within 10 years of its qualification as a RIC (the "Inclusion Period") from sales of assets that were held by the corporation on the effective date of the RIC election ("C Corporation Assets"), to the extent of any gain built into the assets on such date ("Built-In Gain"). (If the corporation fails to make a proper election, it is taxable on its Built-In Gain as of the effective date of its RIC election.) We had Built-In Gains at the time of our qualification as a RIC and made the election to be taxed on any Built-In Gain realized during the Inclusion Period. Prior to 1999, we incurred ordinary and capital losses from operations. After our election of RIC status, those losses remained available to be carried forward to subsequent taxable years. We have previously used loss carryforwards to offset Built-In Gains. As of January 1, 2004, we had $501,640 of pre-1999 loss carryforwards remaining and $4,663,457 of unrealized Built-In Gains remaining.

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

	For the three and nine months ended September 30, 2004, and 2003, our income tax provision was allocated among various types of realized and unrealized gain or loss as follows:

                        Three Months     Three Months     Nine Months      Nine Months
                        Ended            Ended            Ended            Ended
                        Sept. 30, 2004   Sept. 30, 2003   Sept. 30, 2004   Sept. 30,2003

Net operating loss......$	     0	 $	      0	  $	       0   $	       0

Net realized gain
(loss) on investments...	 1,482		 (3,500) 	   6,426	  13,822

Net increase in
unrealized
appreciation on
investments.............	     0		      0		       0	       0
                        --------------   --------------    -------------   -------------
Total income tax
(benefit)
provision...............$	1,482	 $	 (3,500)   $  	   6,426   $  	  13,822
                        =============    ==============    =============   =============


The above tax (benefit) provision consists of the following:


Current	................$	1,482	 $ 	 (3,500)   $  	   6,426   $ 	  13,822

Deferred -- Federal.....	    0		      0		       0	       0
                        -------------    --------------    -------------   -------------
Total income tax
provision...............$	1,482	 $	 (3,500)   $	   6,426   $	  13,822
                        =============    ==============    =============   =============


	The Company's net deferred tax liability at September 30, 2004, and December 31, 2003, consists of the following:



					Sept. 30, 2004	  December 31, 2003

Tax on unrealized appreciation
on investments..........................$    1,491,153	  $         844,918

Net operating loss and
capital carryforward....................      (175,574)	           (175,574)
                                        --------------    -----------------
Net deferred income tax liability.......$    1,315,579	  $         669,344
                                        ==============    =================


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

NOTE 8.  ASSET ACCOUNT LINE OF CREDIT

	On November 19, 2001, we established an asset account line of credit. The asset account line of credit is secured by government and government agency securities. Currently, under the asset account line of credit, we may borrow up to $8,000,000. The asset account line of credit may be increased to up to 95% of the current value of the government and government agency securities with which we secure the line. Our outstanding balance under the asset account line of credit at September 30, 2004, and September
30, 2003, was $0 and $7,609,500, respectively. The asset account line of credit bears interest at a rate of the Broker Call Rate plus 50 basis points.

NOTE 9.  SUBSEQUENT EVENTS

	On October 5, 2004, we made a $400,000 follow-on investment in a Senior Secured Convertible Bridge Note of a privately held portfolio company.

	On October 26, 2004, we made a $171,492 follow-on investment in a privately held portfolio company.

	On October 27, 2004, we made a $348,464 follow-on investment in a Convertible Bridge Note of a privately held portfolio company.

	On November 9, 2004, we made a $74,735 follow-on investment in a Secured Convertible Bridge Note of a privately held portfolio company and a $783,019 initial equity investment in a privately held company.

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
Condition and Results of Operations

	The information contained in this section should be read in conjunction with our September 30, 2004, Consolidated Financial
Statements, and our year-end 2003 Consolidated Financial Statements and the Notes thereto.

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

      In 1992, we sold our insurance brokerage and trust company subsidiaries to their respective managements and registered as an investment company under the 1940 Act, commencing operations as a closed-end, non-diversified investment company. In 1995, we elected to become a business development company subject to the provisions of Sections 55 through 65 of the 1940 Act. Throughout our corporate history, we have made early-stage venture capital investments in a variety of industries. In 1994, we made our first nanotechnology investment. Since August 2001, we have made initial investments exclusively in tiny technology, including our last 17 initial investments.

	Since our investment in Otisville in 1983, we have made a total of 59 venture capital investments, including four private investments in public equities. We have sold 38 of these 58 investments, realizing total proceeds of $108,159,142 on our invested capital of $40,094,851. Seventeen of these 38 investments were profitable. As measured from first dollar in to last dollar out, the average and median holding periods for these 38 investments were 3.5 years and 3.2 years, respectively. As measured by tranches of cash invested to tranches of cash received, the average and median holding periods for the 122 separate investment tranches were 2.8 years and 2.4 years, respectively. At September 30, 2004, we valued the 21 venture capital investments remaining in our portfolio at $27,089,249, or 35.4% of our net assets, net of unrealized depreciation of $149,069. At September 30, 2004, from first dollar in, the average and median holding periods for our 21 current venture capital investments are 3.0 years and 2.3 years, respectively.

	We have invested a substantial portion of our assets in private, development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth, have little or no history of operations and are developing unproven technologies. At September 30, 2004, $17,091,146, or 22.3%, of our net assets, consisted of private venture capital investments at fair value, net of unrealized depreciation of $5,735,799. At December 31, 2003, $15,106,576, or
37.1% of our net assets, consisted of private venture capital investments at fair value, of which net unrealized depreciation was $2,375,303. At December 31, 2002, $12,036,077, or 44.2%, of our
net assets consisted of private venture capital investments at fair value, of which net unrealized appreciation was $2,718,389.

      At September 30, 2004, $9,998,103, or 13.1%, of our net
assets, consisted of common shares of NeuroMetrix, Inc., a now publicly-traded venture capital investment, at fair value, of which unrealized appreciation was $5,586,730. We had no publicly-traded venture capital investments at December 31, 2003, and 2002.

	We value our investments each quarter at fair value as determined in good faith by our Valuation Committee pursuant to Valuation Procedures established by our Board of Directors in accordance with the 1940 Act. (See "Footnote to Consolidated Schedule of Investments" contained in "Consolidated Financial Statements.")

	We have broad discretion in the investment of our capital. However, we invest primarily in illiquid equity securities of private companies. Generally, these investments take the form of preferred stock, are subject to restrictions on resale and have no established trading market. Our principal objective is to achieve long-term capital appreciation. Therefore, a significant portion of our investment portfolio provides little or no income in the form of dividends or interest. We do earn interest income from fixed-income securities, including U.S government and government agency obligations. The amount of interest income we earn varies with the average balance of our fixed-income portfolio and the average yield on this portfolio and is usually not material to our results of operations.

	General business and capital markets conditions in 2003 were adverse for the venture capital industry. There were few opportunities to take venture capital-backed companies public or sell them to established companies. During this period, it was difficult to finance venture capital-backed companies privately and in general, for venture capital funds themselves to raise capital.
 General business and capital markets conditions in the first quarter of 2004 improved for the venture capital industry from those prevailing in 2003, then began deteriorating again in certain respects through the date of this filing.

	We present the financial results of our operations utilizing accounting principles generally accepted in the United States for investment companies. On this basis, the principal measure of our financial performance during any period is the net increase/(decrease) in our net assets resulting from our operating activities, which is the sum of the following three elements:

	(1) Net Operating Income / (Loss) -- the difference between our income from interest, dividends, and fees and our operating expenses.

	(2) Net Realized Gain / (Loss) on Investments -- the difference between the net proceeds of dispositions of portfolio securities and their stated cost.

	(3) Net Increase / (Decrease) in Unrealized Appreciation on Investments -- the net change in the fair value of our investment portfolio.

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

Results of Operations

Three months ended September 30, 2004, as compared with the three months ended September 30, 2003

      We had a net increase in net assets resulting from operations of $1,111,121, compared with a net decrease in net assets resulting from operations of $1,270,298. We had a net increase in net assets resulting from capital stock transactions of $36,127,675, versus a net increase in net assets resulting from capital transactions of $0.

Investment Income and Expenses:

	We had net operating losses of $978,773 and $572,346, respectively. In the three months ended September 30, 2004, our larger net operating loss reflected a net increase to expenses primarily for an increase in provision for profit-sharing expense and for professional fees, offset by an increase in income from fixed-income securities.

      Investment income increased by $222,969, or 728.4%, primarily as a result of additional funds received following the sale of 3,450,000 shares of common stock on July 7, 2004, that were invested in U.S. government and agency obligations.

	Operating expenses were $1,232,354 and $602,958, respectively. The profit-sharing provision increased by $336,820 or 100%. The profit-sharing provision changes as a result of realized gains and losses and increases and decreases in unrealized appreciation. The increase in the profit-sharing provision is primarily a result of the of the increase in the value of our investment in NeuroMetrix, which completed its IPO on July 27, 2004. Professional fees increased by $171,867, or 290%, and directors' fees and expenses increased by $31,938, or 102.2%, primarily as a result of the expenses associated with implementation of the Sarbanes-Oxley Act of 2002 and Rule 38a-1 under the 1940 Act. Salaries and benefits increased by $59,268, or 16.5%, primarily as a result of four additional employees, offset partially by a decrease in mandatory retirement plan pension expense, that is being amortized through December 31, 2004, pursuant to revised actuarial calculations.

Realized Gains and Losses on Portfolio Securities:

	We realized gains of $2,704 and losses of $1,003,919, respectively. During the three months ended September 30, 2003, we realized net losses of $1,003,919, consisting primarily of a loss of $1,000,001 on the realized loss resulting from the bankruptcy of Kriton Medical, Inc. from which we did not receive any direct distribution.

Unrealized Appreciation and Depreciation of Portfolio Securities:

	Net unrealized depreciation on investments decreased by $2,731,943 or 840.8%, from $3,056,850 at September 30, 2003, to
$324,907 at September 30, 2004.

	During the three months ended September 30, 2004, we recorded a net decrease of $2,678,872 in unrealized depreciation of our venture capital investments. This net decrease in unrealized depreciation was primarily owing to an increase in the valuation of our investment in NeuroMetrix, Inc., of $3,172,686, partially offset by a decrease in the valuation of our investment in Experion Systems, Inc., of $468,814.

Nine Months ended September 30, 2004, as compared with the nine months ended September 30, 2003

      We had net decreases in net assets resulting from operations of $305,401 and $3,030,134, respectively.

Investment Income and Expenses:

	We had net operating losses of $2,503,222 and $1,883,795, respectively.

	Operating expenses were $2,892,570 and $2,029,647, respectively. Operating expenses changed primarily for the following reasons:

           o	Operating expenses for the nine months ended September
                30, 2004, included an expense for employee profit-sharing of $336,820, as compared with no such expense for the nine months ended September 30, 2003.

           o	Salaries and benefits increased by $300,551, or 27.7%,
                primarily as a result of the addition of four employees, partially offset by a decrease in mandatory retirement plan pension expense, that is being amortized through December 31, 2004, pursuant to revised actuarial calculations.

	   0	Administration and operations increased by $151,486, or
                46.7%, primarily as the result of additional expenses to support four new employees.

	   0	Professional fees increased by $112,512, or 40.7%,
                primarily owing to expenses associated with implementation of the Sarbanes-Oxley Act of 2002 and Rule 38a-1 under the 1940 Act.

Realized Gains and Losses on Portfolio Securities:

	During the nine months ended September 30, 2004, we realized net gains of $798,673. During the nine months ended September 30, 2003, we realized net losses of $975,347.

      During the nine months ended September 30, 2004, our realized net gains of $798,673 consisted primarily of a realized gain of $1,681,259, resulting from the sale of our investment in NanoGram Devices Corporation, offset by a realized loss of $915,108 resulting from the sale of our shares of Series D Convertible Preferred Stock in NeoPhotonics Corporation.

	During the nine months ended September 30, 2003, we realized a loss of $1,000,001 resulting from the bankruptcy of Kriton Medical, Inc., from which bankruptcy we received no direct distribution.

Unrealized Appreciation and Depreciation of Portfolio Securities:

	Net unrealized depreciation on investments decreased by $2,051,809 during the nine months ended September 30, 2004, from $2,376,716 at December 31, 2003, to $324,907 at September 30, 2004.

      During the nine months ended September 30, 2004, we recorded a net decrease of $2,226,234 in unrealized depreciation of our venture capital investments. The net decrease in unrealized depreciation during the nine months ended September 30, 2004, was primarily owing to an increase in the valuation of our investment in NeuroMetrix, Inc. of $3,172,686 and the realization of the loss of $915,108 on the sale of our shares of Series D Convertible Preferred stock in NeoPhotonics Corporation, as well as decreases in the valuations of our investments in Experion Systems, Inc., of $468,814, Nanotechnologies, Inc., of $638,840 and Optiva, Inc., of $625,000.

Financial Condition

Nine Months ended September 30, 2004

	Our total assets and net assets were $80,757,636 and $76,505,012, respectively, at September 30, 2004, compared with $44,115,128 and $40,682,738, respectively, at December 31, 2003.

	Net asset value per share ("NAV") was $4.44 at September 30, 2004, versus $2.95 at December 31, 2003. Our shares outstanding increased to 17,248,845 versus 13,798,845 at December 31, 2003.

	During the nine months ended September 30, 2004, significant financial developments included the receipt of net proceeds of $36,501,000, less costs of $373,325, for a total of $36,127,675, pursuant to the issuance of 3,450,000 new shares of our common
stock.    In addition, the value of our venture capital investments
increased by $11,982,673 to $27,089,249, primarily owing to five new venture capital investments and eight follow-on investments totaling $11,450,144, the sale of NanoGram Devices and the net increase in the valuation of our venture capital investments.

	The net increase in the valuation of our venture capital investments was primarily owing to an increase in the valuation of our investment in NeuroMetrix, Inc. of $3,172,678, partially offset by decreases in the valuation of our investments in Experion
Systems, Inc.,  Nanotechnologies, Inc., and Optiva, Inc. of
$468,814, $638,840 and $625,000, respectively.

      On July 27, 2004, NeuroMetrix, Inc., closed its IPO. Our preferred stock was converted into 1,137,570 shares of common stock that are subject to a 180-day lock-up period expiring on January 18, 2005. The valuation of our investment in NeuroMetrix, Inc. at September 30, 2004, reflects a 12.1% discount to the market price.
 Upon the completion of the lock-up period, we expect to value NeuroMetrix at its full, undiscounted, market price.

	The increase in the value of our investment in U.S. government and agency obligations, from $27,120,486 at December 31, 2003, to $51,524,705 at September 30, 2004, resulted primarily from the receipt of net proceeds of $36,127,675 pursuant to the issuance of 3,450,000 new shares of our common stock, partially offset by five new venture capital investments and eight follow-on investments totaling $11,450,144, as well as operating expenses..

	The following table is a summary of additions to our portfolio of venture capital investments during the nine months ended
September 30, 2004:


	New Investment	                              Amount
        -------------------------                  -----------
	Crystal IS, Inc.        	           $   199,983
	CSwitch, Inc.	                           $ 1,000,000
	Molecular Imprints, Inc.	           $ 2,000,000
	NeoPhotonics Corporation	           $ 1,937,092
	Starfire Systems, Inc.	                   $   250,000

	Follow-on Investment
        ------------------------------------
	Agile Materials & Technologies, Inc.	   $   301,272
	Continuum Photonics, Inc.	           $   839,000
	Experion Systems, Inc.	                   $   121,262
	NanoGram Corporation	                   $ 1,000,000
	NanoOpto Corporation	                   $ 1,500,000
	Nanopharma Corp.	                   $   150,000
	NeuroMetrix, Inc.	                   $ 1,749,999
	Optiva	                                   $   401,536
                                                   -----------

		Total				   $11,450,144
                                                   ===========

	The following tables summarize the fair values of our portfolios of venture capital investments and U.S. Government and Agency Obligations, as compared with their cost, at September 30, 2004, December 31, 2003, and December 31, 2002:


			            September 30,	   December 31,
		                       2004            2003	      2002
                                    -------------  --------------------------
	Venture capital
	investments,at cost         $27,238,318	   $17,481,879	  $14,754,466

	Unrealized depreciation (1)	149,069	     2,375,303	    2,718,389
                                    -----------    -----------    -----------

	Venture capital investments,
	at fair value	            $27,089,249	   $15,106,576	  $12,036,077
                                    ===========    ===========    ===========



			            September 30,	   December 31,
		                       2004            2003	      2002
                                    -------------  --------------------------

	U.S. Government and Agency
	Obligations, at cost	    $51,700,543	   $27,121,899	  $15,452,469

	Unrealized depreciation (1)	175,838	         1,413          1,724
                                    ------------   -----------    -----------

	U.S. Government and Agency
	Obligations, at fair value  $51,524,705	   $27,120,486	  $15,450,745
                                    ===========    ===========    ===========


(1) At September 30, 2004, December 31, 2003, and December 31,
    2002, the accumulated unrealized depreciation on investments, including deferred taxes, was $1,816,061, $3,221,635 and $3,565,032, respectively.

	The following table summarizes the fair value composition of our venture capital investment portfolio at September 30, 2004, December 31, 2003, and December 31, 2002:

			            September 30,	   December 31,
	Category                       2004            2003	      2002
        ----------                  -------------  --------------------------

	Tiny Technology	                61.3%	       60.7%	      49.0%

	Other Venture Capital
        Investments                     38.7%	       39.3%	      51.0%
                                       ------          -----          -----
	Total Venture Capital
        Investments	               100.0%	      100.0%         100.0%
                                       ======         ======         ======


Liquidity and Capital Resources

      Our primary sources of liquidity are cash, receivables and freely marketable securities, net of short-term indebtedness. Our secondary sources of liquidity are restricted securities of companies that are publicly traded. At September 30, 2004, we have contractually restricted common shares of NeuroMetrix, Inc. that are publicly traded. We had no restricted securities of companies that were publicly traded during 2003.

Nine Months ended September 30, 2004

	At September 30, 2004, and December 31, 2003, our total net primary liquidity was $53,009,203 and $27,563,886, respectively, and our secondary liquidity was $9,998,103 and $0, respectively.

	The increase in our primary source of liquidity from December 31, 2003, to September 30, 2004, is primarily owing to the receipt of the net proceeds from the issuance of 3,450,000 new shares of our common stock and the net proceeds from the sale of our investment in NanoGram Devices Corporation, partially offset by our investments in Agile Materials & Technologies, Inc., Continuum Photonics, Inc., Crystal IS, Inc., CSwitch, Inc., Experion Systems, Inc., Molecular Imprints, Inc., NanoGram Corporation, NanoOpto Corporation, Nanopharma Corp., NeoPhotonics Corporation,
NeuroMetrix, Inc., Optiva, Inc., and Starfire Systems, Inc., and the use of funds for net operating expenses. The increase in our secondary source of liquidity from December 31, 2003, to September 30, 2004, is owing to the completion of the public offering of NeuroMetrix.

Critical Accounting Policies

	Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex or subjective judgments. Our critical accounting policies are those applicable to the valuation of investments.

Valuation of Portfolio Investments

	As a business development company, we invest primarily in illiquid securities, including debt and equity securities of private companies. The investments are generally subject to restrictions on resale and generally have no established trading market. We value substantially all of our equity investments at fair value as determined in good faith by our Valuation Committee.
 The Valuation Committee, comprised of at least three or more independent Board members, reviews and approves the valuation of our investments pursuant to Valuation Procedures established by the Board of Directors. Fair value is generally defined as the amount that an investment could be sold for in an orderly disposition over a reasonable time. Generally, to increase objectivity in valuing our assets, external measures of value, such as public markets or third party transactions, are utilized whenever possible.
Valuation is not based on long-term work-out value, nor immediate liquidation value, nor incremental value for potential changes that may take place in the future.

Recent Developments

	On October 5, 2004, we made a $400,000 follow-on investment in a Senior Secured Convertible Bridge Note of a privately held portfolio company.

	On October 26, 2004, we made a $171,492 follow-on investment in a privately held portfolio company.

	On October 27, 2004, we made a $348,464 follow-on investment in a Convertible Bridge Note of a privately held portfolio company.

	On November 9, 2004, we made a $74,735 follow-on investment in a Secured Convertible Bridge Note of a privately held portfolio company and a $783,019 initial equity investment in a privately held company.


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

	There is generally no public market for the equity securities in which we invest. Pursuant to the requirements of the 1940 Act, we value substantially all of the equity securities in our portfolio at fair value as determined in good faith by the Valuation Committee of our Board of Directors pursuant to Valuation Procedures established by the Board of Directors. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment pursuant to specified valuation principles and processes. We are required by the 1940 Act to value specifically each individual investment on a quarterly basis and record unrealized depreciation for an investment that we believe has become impaired. Conversely, we must record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value that we assign to our investments may differ from the values that would have been used had a ready market existed for the investments, and the difference could be material. Any changes in fair value are recorded in our consolidated statements of operations as a change in the "Net (decrease) increase in unrealized appreciation on investments."

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

Approximately 37% of the net asset value attributable to our venture capital investment portfolio, or 13% of our net asset value, as of September 30, 2004, is concentrated in one company, NeuroMetrix, Inc., which is not a tiny technology company.

	At September 30, 2004, we valued our investment in NeuroMetrix, Inc., which is not a tiny technology company, at $9,998,103, which represents 36.91% of the net asset value attributable to our venture capital investment portfolio, or 13.07% of our net asset value. Any downturn in the business outlook of NeuroMetrix, Inc., or any failure of the products of NeuroMetrix, Inc., to receive widespread acceptance in the marketplace, would have a significant effect on our specific investment in NeuroMetrix, Inc., and the overall value of our portfolio.

Approximately 39% of the net asset value attributable to our venture capital investment portfolio, or 14% of our net asset value, as of September 30, 2004, is not invested in tiny technology.

	Although all 17 of our investments added since August 2001 have been in tiny technology companies and although we consider 16 of the companies in our venture capital investment portfolio to be tiny technology companies, at September 30, 2004, only 61.29% of the net asset value attributable to our venture capital investment portfolio, or 21.70% of our net asset value, was invested in tiny technology companies, which may limit our ability to achieve our investment objective.

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

	We anticipate that it will be necessary for us to add investment professionals with expertise in venture capital and/or tiny technology to accommodate the increasing size of our portfolio. We may need to provide additional scientific, business, accounting, legal or investment training for our new hires. There is competition for highly qualified personnel, and we may not be successful in our efforts to recruit and retain highly qualified personnel.

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

We will incur increased expenses as a result of recently enacted laws and regulations affecting public companies.

	Recently enacted laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the Securities and Exchange Commission, including Rule 38a-1, and by the National association of Securities Dealers, Inc., will result in increased expenses to us. The new rules could make it more difficult or more costly for us to obtain some types of insurance, including directors' and officers' liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events also could make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers. We will incur increased expenses in order to comply with these new rules, and we may not be able to accurately predict the timing or amount of these expenses. As of December 31, 2004, the auditors of many public companies, including ours, will be providing opinions on the effectiveness of internal control over financial reporting and on management's assessment of the effectiveness of internal control over financial reporting. There can be no assurance that we will receive an unqualified opinion. In the event that we do not receive an unqualified opinion, it could have a material, adverse effect on the cost and availability of directors' and officers' liability insurance and on our stock price.

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
Risk

	Our business activities contain elements of risk. We consider the principal types of market risk to be valuation risk and the risk associated with fluctuations in interest rates. We consider the management of risk to be essential to our business.

	Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other assets is fair value as determined in good faith by, or under the direction of, the Board of Directors. (See the "Asset Valuation Policy Guidelines" in the "Footnote to Consolidated Schedule of Investments" contained in "Item 1. Consolidated Financial Statements.")

	Neither our investments nor an investment in us is intended to constitute a balanced investment program. We are exposed to public-market price fluctuations as a result of our publicly traded portfolio, which may be composed primarily or entirely of highly risky, volatile securities. Currently, 37% of the value of our portfolio of investments consists of publicly traded securities.

	In addition to our publicly traded portfolio, we have invested a substantial portion of our assets in private development stage or start-up companies. These private businesses tend to be based on new technology and to be thinly capitalized, unproven, small companies that lack management depth and have not attained profitability or have no history of operations. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. We expect that some of our venture capital investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential. Even when our private equity investments complete initial public offerings
(IPOs), we are normally subject to lock-up agreements for a period of time.

	Because there is typically no public market for the equity interests of many of the small privately held companies in which we invest, the valuation of the equity interests in that portion of our portfolio is determined in good faith by our Board of Directors in accordance with our Asset Valuation Policy Guidelines. In the absence of a readily ascertainable market value, the determined value of our portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in valuation are recorded in our consolidated statements of operations as "Net increase (decrease) in unrealized appreciation on investments."

	We also invest in short-term money market instruments, and both short and long-term U.S. Government and Agency Obligations.
To the extent that we invest in short and long-term U.S. Government and Agency Obligations, changes in interest rates may result in changes in the value of these Obligations which would result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment and expectations of future price and market movements, and will vary from period to period. If the average interest rate on our portfolio of U. S. Government and Agency Obligations at September 30, 2004, were to increase by 25, 75 and 150 basis points, the value of the securities, and our net asset value, would decrease by approximately $129,530, $388,590 and $777,180, respectively.

	In addition, we may from time to time borrow amounts on a line of credit that we maintain. We currently have no borrowings outstanding under our line of credit. To the extent we opt to borrow money to make investments in the future, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest such funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we choose to borrow funds for investing purposes.


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


PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings
	Not Applicable

Item 2.	Changes in Securities and Use of Proceeds
	Not Applicable

Item 3.	Defaults Upon Senior Securities
	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders
	Not Applicable

Item 5.	Other Information
        Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

   (a)	Exhibits

	3.1(a)	Restated Certificate of Incorporation,
		incorporated by reference as Exhibit 2.a to Pre-
		Effective Amendment No. 1 to the Registration
		Statement on Form N-2 dated March 22, 2004.

	3.1(b)	Restated By-Laws, incorporated by reference as
		Exhibit 2.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 dated March 22, 2004.

	10.2(a)	Amendment No. 2 to Deferred Compensation
		Agreement, incorporated by reference to Form 8-K filed on October 15, 2004.

	10.2(b)	Amended and Restated Employment Agreement between
		Harris & Harris Group, Inc. and Charles E. Harris dated October 14, 2004, incorporated by reference to Form 8-K filed on October 15, 2004.

	31.1*	Certification of CEO pursuant to Section 302 of the
		Sarbanes-Oxley Act of 2002.

	31.2*	Certification of CFO pursuant to Section 302 of the
		Sarbanes-Oxley Act of 2002.

	32.1*	Certification of CEO pursuant to 18 U.S.C. Section
		1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2*	Certification of CFO pursuant to 18 U.S.C. Section
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


			Harris & Harris Group, Inc.

			/s/ Helene B. Shavin
			--------------------------------------
			By:  Helene B. Shavin, Vice President
			and Controller


Date: November 12, 2004


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




