Form 10-K
period 2004-12-31
HARRIS & HARRIS GROUP INC /NY/
filed 2005-03-16
CIK 893739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-K

                      Annual Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934


For the fiscal year ended December 31, 2004         Commission File No. 0-11576

                           HARRIS & HARRIS GROUP, INC.
--------------------------------------------------------------------------------
               (Exact Name of Registrant Specified in Its Charter)

           New York                                     13-3119827
--------------------------------------------------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

111 West 57th Street, New York, New York                              10019
-----------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)

Registrant's telephone number, including area code              (212) 582-0900

      Securities registered pursuant to Section 12(b) of the Act: None

      Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $ .01 par value
--------------------------------------------------------------------------------
                                (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes |X|                No |_|

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2)

            Yes |X|                No |_|

      The aggregate market value of the common stock held by non-affiliates of Registrant as of June 30, 2004 was $152,035,011 based on the last sale price as quoted by the Nasdaq National Market on such date (only officers and directors are considered affiliates for this calculation).

      As of March 10, 2005 the registrant had 17,248,845 shares of common stock, par value $.01 per share, outstanding.

                                TABLE OF CONTENTS

                                                                            Page
PART I

         Item 1.      Business................................................ 1
         Item 2.      Properties..............................................28
         Item 3.      Legal Proceedings.......................................28
         Item 4.      Submission of Matters to a Vote of Security Holders.....28


PART II

         Item 5.      Market for Company's Common Equity and Related
                           Stockholder Matters................................29
         Item 6.      Selected Financial Data.................................30
         Item 7.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations................31
         Item 7A.     Quantitative and Qualitative Disclosures About Market
                           Risk...............................................42
         Item 8.      Consolidated Financial Statements
                           and Supplementary Data.............................44
         Item 9.      Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure................78
         Item 9A.     Controls and Procedures.................................78
         Item 9B.     Other Information.......................................79

PART III

         Item 10.     Directors and Executive Officers of the Company.........80
         Item 11.     Executive Compensation..................................80
         Item 12.     Security Ownership of Certain Beneficial Owners
                           and Management.....................................80
         Item 13.     Certain Relationships and Related Transactions..........80
         Item 14.     Principal Accountant Fees and Services..................80

PART IV

         Item 15.     Exhibits, Consolidated Financial Statement,
                           Schedules and Reports on Form 8-K..................81

         Signatures...........................................................83

         Exhibit Index........................................................85

                                     PART I

Item 1. Business

      Harris & Harris Group, Inc. (the "Company," "us," "our," and "we"), is a venture capital company specializing in tiny technology that operates as a non-diversified business development company ("BDC") under the Investment Company Act of 1940, which we refer to as the 1940 Act. For tax purposes, we operate as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, which we refer to as the Code. Our investment objective is to achieve long-term capital appreciation, rather than current income, by making venture capital investments in early-stage companies. Our approach is comprised of a patient examination of available early stage opportunities, thorough due diligence and close involvement with management. As a venture capital company, we invest in and provide managerial assistance to our portfolio companies which, in our opinion, have significant potential for growth. We are managed by our Board of Directors and officers and have no investment advisor.

      We make initial venture capital investments exclusively in "tiny technology," which we define as microsystems, microelectromechanical systems ("MEMS") and nanotechnology. We consider a company to be a tiny technology company if the company employs or intends to employ technology that we consider to be at the microscale or smaller and if the employment of that technology is material to its business plan. Our portfolio includes non-tiny technology investments made prior to 2001, and we may make follow-on investments in either tiny or non-tiny technology portfolio companies. By making these investments, we seek to provide our shareholders with an increasingly specific focus on tiny technology through a portfolio of venture capital investments that address a variety of markets and products. This investment policy is not a fundamental policy and accordingly may be changed without shareholder approval, although we intend to give shareholders at least 60 days prior notice of any change in our policy.

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

      We expect to invest a substantial or major portion of our assets in securities that we consider to be venture capital investments. These venture capital investments usually do not pay interest or dividends and usually are subject to legal or contractual restrictions on resale that may adversely affect the liquidity and marketability of such securities.

      We expect to make speculative venture capital investments with limited marketability and a greater risk of investment loss than less speculative venture capital issues. Although we now restrict our initial venture capital investments to tiny technology, such technology is enabling technology applicable to a wide range of fields and businesses, and we do not seek to invest in any particular industries or categories of investments. Our securities investments may consist of private, public or governmental issuers of any type. Subject to the diversification requirements pertaining to a RIC, we may commit all of our assets to only a few investments.

      Achievement of our investment objectives is basically dependent upon the judgment of a team of five professional, full-time members of management, four of whom are designated as Managing Directors, Charles E. Harris, Douglas W. Jamison, Daniel V. Leff and Alexei A. Andreev, and a Vice President, Daniel B. Wolfe. Two of our directors are also consultants to us, Kelly S. Kirkpatrick and Lori D. Pressman. They collectively have expertise in venture capital investing, intellectual property and nanotechnology. Charles E. Harris is our Chairman and Chief Executive Officer and a "control" person as defined in the 1940 Act. There can be no assurance that a suitable replacement could be found for Mr. Harris upon his retirement or in the event of his death, resignation or inability to act on our behalf.

      Subject to continuing to meet the tests applicable to BDCs, there are no limitations on the types of securities or other assets in which we may invest. Investments may include the following:

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

      Investments in equity securities of private companies involve securities that are restricted as to sale and cannot be sold in the open market without registration under the Securities Act of 1933 or pursuant to a specific exemption from these registrations. Opportunities for sale are more limited than in the case of marketable securities, although these investments may be purchased at more advantageous prices and may offer attractive investment opportunities. Even if one of our portfolio companies completes an initial public offering, we are typically subject to a lock-up agreement, and the stock price may decline substantially before we are free to sell. Even if we have registration rights to make our investments more marketable, a considerable amount of time may elapse between a decision to sell or register the securities for sale and the time when we are able to sell the securities. The prices obtainable upon sale may be adversely affected by market conditions or negative conditions affecting the issuer during the intervening time. We may elect to hold formerly restricted securities after they have become freely marketable, either because they remain relatively illiquid or because we believe that they may appreciate in value, during which holding period they may decline in value and be especially volatile as unseasoned securities. If we need funds for investment or working capital purposes, we might sell marketable securities at disadvantageous times or prices.

      Venture Capital Investments

      We define venture capital as the money and resources made available to start-up firms and small businesses with exceptional growth potential. We expect our venture capital investments to be largely in development stage or start-up businesses. Substantially all of our long-term venture capital investments are in thinly capitalized, unproven, small companies focused on risky technologies. These businesses also tend to lack management depth, to have limited or no history of operations and to have not attained profitability. Because of the speculative nature of these investments, these securities have a significantly greater risk of loss than traditional investment securities. Some of our venture capital investments will be complete losses or unprofitable, and some will never realize their potential.

      We may own 100 percent of the securities of a start-up investment for a period of time and may control the company for a substantial period. Start-up companies are more vulnerable than better capitalized companies to adverse business or economic developments. Start-up businesses generally have limited product lines, service niches, markets and/or financial resources. Start-up companies are not well-known to the investing public and are subject to potential bankruptcy, general movements in markets and perceptions of potential growth.

      In connection with our venture capital investments, we may participate in providing a variety of services to our portfolio companies, including the following:

      o     recruiting management;

      o     formulating operating strategies;

      o     formulating intellectual property strategies;

      o     assisting in financial planning;

      o     providing management in the initial start-up stages; and

      o     establishing corporate goals.

      We may assist in raising additional capital for these companies from other potential investors and may subordinate our own investment to that of other investors. We typically find it necessary or appropriate to provide additional capital of our own. We may introduce these companies to potential joint venture partners, suppliers and customers. In addition, we may assist in establishing relationships with investment bankers and other professionals. We may also assist with mergers and acquisitions. We do not derive income from these companies for the performance of any of the above services.

      We may control, be represented on or have observer rights on the board of directors of a portfolio company through one or more of our officers or directors, who may also serve as officers of the portfolio company. We indemnify our officers and directors for serving on the boards of directors or as officers of portfolio companies, which exposes us to additional risks. Particularly during the early stages of an investment, we may in effect be conducting the operations of the portfolio company. As a venture capital backed company emerges from the developmental stage with greater management depth and experience, we expect that our role in the portfolio company's operations will diminish. Our goal is to assist each company in establishing its own independent capitalization, management and board of directors. We expect to be able to reduce our involvement in those start-up companies that become successful, as well as in those start-up companies that fail.

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

      Income from our investments in intellectual property or its development may take the form of participation in licensing or royalty income, fee income, or some other form of remuneration. Investment in developmental intellectual property rights involves a high degree of risk that can result in the loss of our entire investment as well as additional risks including uncertainties as to the valuation of an investment and potential difficulty in liquidating an investment. Further, investments in intellectual property generally require investor patience, as investment return may be realized only after or over a long period. At some point during the commercialization of a technology, our investment may be transformed into ownership of securities of a development stage or start-up company as discussed under "Venture Capital Investments" above.

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

      Foreign Securities

      We may make investments in securities of issuers whose principal operations are conducted outside the United States, and whose earnings and securities are stated in foreign currency. In order to maintain our status as a business development company, our investments in the stocks of companies organized outside the U.S. would be limited to 30 percent of our assets, because we must invest at least 70 percent of our assets in "qualifying assets" and foreign companies are not "qualifying assets." At this time, we do not anticipate investing a significant portion of our assets in foreign companies.

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

      Borrowing and Margin Transactions

      We may from time to time borrow money or obtain credit by any lawful means from banks, lending institutions, other entities or individuals, in negotiated transactions. We may issue, publicly or privately, bonds, debentures or notes, in series or otherwise, with interest rates and other terms and provisions, including conversion rights, on a secured or unsecured basis, for any purpose, up to the maximum amounts and percentages permitted for business development companies under the 1940 Act. The 1940 Act currently prohibits us from borrowing any money or issuing any other senior securities (other than preferred stock and other than temporary borrowings of up to five percent of our assets), if in giving effect to the borrowing or issuance, the value of our total assets would be less than 200 percent of our total liabilities (other than liabilities not constituting senior securities). We may pledge assets to secure any borrowings. We currently have no leverage and have no current intention to issue preferred stock.

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

Investment Restrictions

      When we were a registered investment company, pursuant to a requirement under the 1940 Act, we provided that our investment objective and the following investment restrictions were fundamental and could not be changed without the approval of the holders of a majority of our outstanding voting securities (defined in the 1940 Act as the lesser of (a) more than 50 percent of the outstanding shares or (b) 67 percent or more of the shares represented at a meeting at which more than 50 percent of the outstanding shares are represented). The provisions of the 1940 Act regarding fundamental investment restrictions and objectives are not applicable to business development companies and accordingly we believe that the following restrictions do not apply to us, although we have as a matter of fact conducted our operations consistently with them. Satisfaction of these restrictions was measured only at the time of a transaction, with the result that later changes in percentage resulting from changing market values, for example, would not be considered a deviation from policy. Under these restrictions, prior to becoming a business development company, we could not:

      (1) invest more than 25 percent of the value of our total assets in any one industry;

      (2)   issue senior securities other than:

            (a) preferred stock not in excess of the excess of 50 percent of our total assets over any senior securities described in clause (b) below that are outstanding,

            (b) senior securities other than preferred stock (including borrowing money, including on margin if margin securities are owned and through entering into reverse repurchase agreements, and providing guaranties) not in excess of 33 1/3 percent of our total assets, and

            (c) borrowings of up to five percent of our total assets for temporary purposes without regard to the amount of senior securities outstanding under clauses (a) and (b) above; provided, however, that our obligations under interest rate swaps, when issued and forward commitment transactions and similar transactions are not treated as senior securities if covering assets are appropriately segregated; or pledge our assets other than to secure the issuances or in connection with hedging transactions, short sales, when-issued and forward commitment transactions and similar investment strategies.

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

      (6) purchase or sell commodities or purchase or sell commodity contracts except for hedging purposes or in connection with business operations and except for precious metals and coins; or

      (7) make any short sale of securities except in conformity with applicable laws, rules and regulations and unless, in giving effect to the sale, the market value of all securities sold short does not exceed 25 percent, except short sales "against the box" which are not subject to the limitation, of the value of our total assets and our aggregate short sales of a particular class of securities does not exceed 25 percent of the then-outstanding securities of that class.

Competition

      Numerous companies and individuals are engaged in the venture capital business, and such business is intensely competitive. Although we have recently been one of the more active venture capital firms in making tiny technology investments, and our investment professionals have scientific and intellectual property expertise that is relevant to investing in tiny technology, many of our competitors have significantly greater financial and other resources and managerial capabilities than we do and are therefore in certain respects in a better position than we are to obtain access to attractive venture capital investments, particularly as a lead investor in capital-intensive companies. There can be no assurance that we will be able to compete against these competitors for attractive investments, particularly as a lead investor in capital-intensive companies.

Regulation

      The Small Business Investment Incentive Act of 1980 added the provisions of the 1940 Act applicable to business development companies ("BDCs"). BDCs are a special type of investment company. After a company files its election to be treated as a BDC, it may not withdraw its election without first obtaining the approval of holders of a majority of its outstanding voting securities. The following is a brief description of the 1940 Act provisions applicable to BDCs, qualified in its entirety by reference to the full text of the 1940 Act and the rules issued thereunder by the SEC.

      Generally, to be eligible to elect BDC status, a company must primarily engage in the business of furnishing capital and making significant managerial assistance available to companies that do not have ready access to capital through conventional financial channels. Such portfolio companies are termed "eligible portfolio companies." In general, in order to qualify as a BDC, a company must (i) be a domestic company; (ii) have registered a class of its securities pursuant to Section 12 of the Securities Exchange Act of 1934; (iii) operate for the purpose of investing in the securities of certain types of portfolio companies, namely, early stage or emerging companies and businesses suffering or just recovering from financial distress (see following paragraph);
(iv) make available significant managerial assistance to such portfolio companies; and (v) file a proper notice of election with the SEC.

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

      As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of the directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our shareholders arising from willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.

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

      In addition to the requirement that we must annually distribute at least 90 percent of our investment company taxable income, we may either distribute or retain our realized net capital gains from investments, but any net capital gains not distributed may be subject to corporate level tax. It is our current intention not to distribute net capital gains. Any net capital gains distributed generally will be taxable to shareholders as long-term capital gains.

      If necessary for liquidity purposes or to fund investment opportunities, in lieu of actually distributing our realized net capital gains, we as a RIC may retain such net capital gains and elect to be deemed to have made a distribution of the gains, or part thereof, to our shareholders under the "designated undistributed capital gain" rules of the Code. Such retention of net capital gains is our current intention. In this case, the "deemed dividend" generally is taxable to the shareholders as long-term capital gains, although we pay tax, at the corporate rate, on the distribution, and the shareholders receive a tax credit equal to their proportionate share of the tax paid.

      To the extent that we declare a deemed dividend, each shareholder will receive an IRS Form 2439 that will reflect each shareholder's receipt of the deemed dividend income and a tax credit equal to each shareholder's proportionate share of the tax paid by us. This tax credit, which is paid at the corporate rate, is often credited at a higher rate than the actual tax due by a shareholder on the deemed dividend income. The "residual" credit can be used by the shareholder to offset other taxes due in that year or to generate a tax refund to the shareholder. (See "Note 6 of Notes to Consolidated Financial Statements" contained in Item 8. "Consolidated Financial Statements and Supplementary Data" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments - Subchapter M Status.")

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

            3. Non-taxable shareholders that file a federal tax return receive a $1.00 per share dividend and pay no federal tax, retaining $1.00 per share.

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

            3. Non-taxable shareholders that file a federal tax return receive a tax refund equal to $0.35 per share.


*Assumes all capital gains qualify for long-term rates of 15 percent.

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

      As noted above, in order to qualify as a RIC, we quarterly must meet certain investment asset diversification requirements. Because of the specialized nature of our investment portfolio, we have been able to satisfy the diversification requirements under Subchapter M of the Code only as a result of receiving certifications from the SEC under the Code with respect to each taxable year beginning after 1998 that we were "principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available" for such year.

      Although we received SEC certifications for 1999-2003, there can be no assurance that we will receive such certification for 2004 or subsequent years (to the extent we need additional certifications as a result of changes in our portfolio). If we require, but fail to obtain, the SEC certification for a taxable year, we will fail to qualify as a RIC for such year. We will also fail to qualify as a RIC for a taxable year if we do not satisfy the Income Source Rule or Income Distribution Rule for such year. In the event we do not qualify as a RIC for any taxable year, we will be subject to federal tax with respect to all of our taxable income, whether or not distributed. In addition, all our distributions to shareholders in that situation generally will be taxable as ordinary dividends.

      Although we generally intend to qualify as a RIC for each taxable year, under certain circumstances we may choose to take action with respect to one or more taxable years to ensure that we would be taxed under Subchapter C of the Code (rather than Subchapter M) for such year or years. We will choose to take such action only if we determine that the result of the action will benefit us and our shareholders.

      Prior to 1999, we were taxable under Subchapter C of the Code (a "C Corporation"). Under the Code, a C Corporation that elects to be treated as a RIC for federal tax purposes is taxable on the effective date of the election to the extent of any gain built into its assets ("C Corporation Assets") on such date ("Built-In Gain"). However, a C Corporation may elect alternatively to be taxable on such Built-In Gain as such gain is realized during the 10-year period beginning on the effective date of its RIC election (the "Inclusion Period"). We had Built-In Gains at the time of its qualification as a RIC and elected to be taxed on any Built-In Gain realized during the Inclusion Period. Prior to 1999, we carried forward ordinary and capital losses from our operations. After our election of RIC status, those losses remained available to be carried forward to subsequent taxable years. Recently issued Internal Revenue Service regulations confirm that such losses may be used to offset realized Built-In Gains and, to the extent so used, to eliminate C Corporation taxation of such gains. We have previously used loss carryforwards to offset Built-In Gains. As of January 1, 2005, the Company had $501,640 of pre-1999 loss carryforwards remaining and $4,663,457 of unrealized Built-In Gains.

Subsidiaries

      Harris & Harris Enterprises, Inc. ("Enterprises"), is a 100 percent wholly owned subsidiary of the Company and is consolidated in our financial statements. Enterprises held the lease for our office space until it expired on July 31, 2003, which it sublet to us and an unaffiliated party; is a partner in Harris Partners I, L.P., and is taxed as a C Corporation. Harris Partners I, L.P., is a limited partnership and, until December 31, 2002, owned a 20 percent limited partnership interest in PHZ Capital Partners L.P. Currently, Harris Partners I, L.P., owns our interest in AlphaSimplex Group, LLC. The partners of Harris Partners I, L.P. ,are Harris & Harris Enterprises, Inc. (sole general partner) and Harris & Harris Group, Inc. (sole limited partner).

Employees

      We currently employ directly eight full-time employees, including Alexei
A. Andreev, who joined the Company in March 2005.

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

      We have invested a substantial portion of our assets in venture capital investments in privately held development stage or start-up companies. These businesses tend to lack management depth, to have limited or no history of operations and to have not attained profitability. Tiny technology companies are especially risky, involving scientific, technological and commercialization risks. Because of the speculative nature of these investments, these securities have a significantly greater risk of loss than traditional investment securities. Some of our venture capital investments will be complete losses or unprofitable, and some will never realize their potential. We have been and will continue to be risk seeking rather than risk averse in our approach to venture capital and other investments. Neither our investments nor an investment in our common stock is intended to constitute a balanced investment program. Losses on our investments could have a significant adverse effect on the value of our common stock.

Our portfolio companies working with tiny technology may be particularly susceptible to intellectual property litigation.

      Research and commercialization efforts in tiny technology are being undertaken by a wide variety of government, academic and private corporate entities. As additional commercially viable applications of tiny technology begin to emerge, ownership of intellectual property on which these products are based may be contested. Any litigation over the ownership of, or rights to, any of our portfolio companies' technologies or products would have a material adverse affect on those companies' values and may have a significant adverse effect on the value of our common stock.

Our portfolio companies may not successfully develop their products.

      The technology of our portfolio companies is new and unproven. Their potential products require significant and lengthy product development efforts. To date, many of our portfolio companies have not developed any commercially available products. During the product development process, our portfolio companies may experience technological issues that they may be unable to overcome. Because of these uncertainties, none of the potential products of our portfolio companies may be successfully developed. If our portfolio companies are not able to develop successful nanotechnology-enabled products, they will be unable to generate product revenue or build a sustainable or profitable business. The difficulties of commercialization could have a significant adverse effect on the value of our common stock.

Many of our portfolio companies are dependent on collaborations.

      To develop products for certain target markets, many of our portfolio companies depend on entering into collaborations to offset cash used in operating activities and leverage their partners' financial, research and development, manufacturing, marketing and sales capabilities. These portfolio companies may not be able to enter into new collaborations for their target markets, which would limit their access to important financial, research and development, marketing and sales resources. One partner may also react negatively to the non-extension of the collaboration with another partner. Our portfolio companies will need to convince their current and future partners of the feasibility and benefits of using their nanotechnology-enabled products as part of their end user products, which may be time consuming. If our portfolio companies are unable to persuade their partners to use their nanotechnology-enabled products, they may not be able to commercialize their products or to generate revenues from product sales. To use our portfolio companies' nanotechnology-enabled products, their partners will be required to integrate these products into their final products and they may not do so successfully. These conditions could lead to losses in our portfolio and have a significant adverse effect on the value of our common stock.

Our portfolio companies may not currently have the ability to manufacture nanotechnology-enabled products in volume and will not be able to sell products without developing volume manufacturing capabilities.

      The manufacture of our portfolio companies' potential nanotechnology-enabled products is unproven and will require long lead times to establish adequate facilities. Some of the potential products may require our portfolio companies to manufacture large volumes of materials that are substantially larger than their current capabilities in order to meet commercial demand. Our portfolio companies may not be able to develop commercial scale manufacturing capabilities or produce products cost effectively. Unless our portfolio companies are able to manufacture economically or obtain their products in commercial quantities that meet acceptable performance and quality specifications, this could lead to financial losses in our portfolio and have a significant adverse effect on the value of our common stock.

Our portfolio companies may not successfully market their products.

      Even if our portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive, rapidly changing and especially sensitive to adverse general economic conditions. Commercial success is difficult to predict, and the marketing efforts of our portfolio companies may not be successful. Lack of marketing success by our portfolio companies could have a significant adverse effect on the value of our common stock.

We may invest in companies working with technologies or intellectual property that currently have few or no proven commercial applications.

      Nanotechnology, in particular, is a developing area of technology, of which much of the future commercial value is unknown, difficult to estimate and subject to widely varying interpretations. There are as of yet relatively few nanotechnology products commercially available. The timing of additional future commercially available nanotechnology products is highly uncertain. Long delays, or failure, in commercialization of nanotechnology in our portfolio companies or in general, could have a significant adverse effect on the value of our common stock.

Our portfolio companies will need to achieve commercial acceptance of their products to obtain product revenue and achieve profitability.

      Even if the products of our portfolio companies are technologically feasible, these early-stage companies may not successfully develop commercially viable products on a timely basis, if at all. It could be at least several years before many of our portfolio companies develop first products that are commercially available and, during this period, superior competitive technologies may be introduced or customer needs may change resulting in some products being unsuitable for commercialization. The revenue growth and achievement of profitability by our portfolio companies will depend substantially on their ability to introduce new products into the marketplace that are widely accepted by customers. If they are unable cost effectively to achieve commercial acceptance of their products, the value of our portfolio could be significantly, adversely affected, which could have a significant adverse effect on the value of our common stock.

Some of our portfolio companies plan concurrently to develop a number of products and any one or all of these products may fail to achieve commercial acceptance.

      Some of our portfolio companies plan concurrently to develop a number of potential products utilizing their technology and know how. We expect that some or all of these potential products will not be technologically feasible or will not achieve commercial acceptance, and we cannot predict which, if any, of these products will be successfully developed or commercialized. Failure of products of companies in our portfolio could have a significant adverse effect on the value of our common stock.

Even if our portfolio companies develop commercially acceptable products, they may not be able to manufacture their products in a cost effective manner or achieve profitability.

      Even if the technology and products of our portfolio companies gain commercial acceptance, they may not be able to manufacture their products at a cost that enables them to become and remain profitable. Even if our portfolio companies are able to manufacture their products on a commercial scale, the cost of manufacturing their products may be higher than they expect. If the costs associated with that manufacturing, together with their royalty obligations, are not significantly less than the prices at which they can sell their products, which could lead to financial losses in our portfolio and have a significant adverse effect on the value of our common stock.

Unfavorable economic conditions could result in the inability of our portfolio companies to access additional capital, leading to financial losses in our portfolio.

      Most of the companies in which we have made or will make investments are susceptible to economic slowdowns or recessions. An economic slowdown or adverse capital or credit market conditions may affect the ability of companies in our portfolio to raise additional capital from venture capital or other sources or to engage in a liquidity event such as an initial public offering or merger. Adverse economic, capital or credit market conditions may lead to financial losses in our portfolio, which could have a significant adverse effect on the value of our common stock.

The value of our portfolio and the value of our common stock could be adversely affected if the technologies utilized by our portfolio companies are found to cause health or environmental risks.

      Our portfolio companies work with new technologies that could have potential environmental and health impacts. Tiny technology in general and nanotechnology in particular are currently the subject of health and environmental impact research. If health or environmental concerns about tiny technology or nanotechnology were to arise, our portfolio companies might incur additional research, legal and regulatory expenses, might have difficulty raising capital or could be forced out of business. Such adverse health and environmental effects would have an adverse effect on the value of our portfolio and could have a significant adverse effect on the value of our common stock.

Public perception of ethical and social issues may limit or discourage the use of nanotechnology-enabled products, which could reduce our portfolio companies' revenues and harm our business.

      The subject of nanotechnology has received negative as well as positive publicity and has aroused public debate. Government authorities could, for social or other purposes, prohibit or regulate the use of nanotechnology. Ethical, emotional, rational and irrational and other concerns about nanotechnology could adversely affect acceptance of the potential products of our portfolio companies or lead to government regulation of nanotechnology-enabled products, which could have a significant adverse effect on the value of our common stock.

Risks related to the illiquidity of our investments.

We invest in illiquid securities and may not be able to dispose of them when it is advantageous to do so, or ever.

      Most of our investments are or will be equity or equity-linked securities acquired directly from small companies. These equity securities are generally subject to restrictions on resale or otherwise have no established trading market. The illiquidity of most of our portfolio of equity securities may adversely affect our ability to dispose of these securities at times when it may be advantageous for us to liquidate these investments. We may never be able to dispose of these securities. Illiquidity of our investments could impair our own liquidity and could have a significant adverse effect on the value of our common stock.

Unfavorable economic conditions and government reforms could impair our ability to engage in liquidity events.

      Our business of making venture capital investments and positioning our portfolio companies for liquidity events may be adversely affected by current and future capital markets and economic conditions. The public equity markets currently provide less opportunity for liquidity events than at times in the past when there was more robust demand for initial public offerings, even for more mature technology companies than those in which we typically invest. The potential for public market liquidity could further decrease and could lead to an inability to realize potential gains or could lead to financial losses in our portfolio and a decrease in our revenues, net income and assets. Recent government reforms affecting publicly traded companies, stock markets, investment banks and securities research practices may have made it more difficult for privately held companies to complete successful initial public offerings of their equity securities, and such reforms have increased the expense and legal exposure of being publicly traded. Slowdowns in initial public offerings may also have an adverse effect on the frequency and valuations of acquisitions of privately held companies. The lack of opportunities to sell investments in privately held companies also has an adverse effect on the ability of these companies to raise capital from private sources. At this time, it is not known how the public equity markets will respond to nanotechnology company offerings. Inability to engage in liquidity events could negatively effect our liquidity, our reinvestment rate in new and follow-on investments and have a significant adverse effect on the value of our common stock.

Even if our portfolio companies complete initial public offerings, the returns on our investments may be uncertain.

      When companies in which we have invested as private entities complete initial public offerings of their securities, these newly issued securities are by definition unseasoned issues. Unseasoned issues tend to be highly volatile and have uncertain liquidity, which may negatively affect their price. In addition, we are typically subject to lock-up provisions which prohibit us from selling our investment into the public market for specified periods of time after initial public offerings. The market price of securities that we hold may decline substantially before we are able to sell these securities. Most initial public offerings of technology companies are listed on the Nasdaq National Market. Recent government reforms of the Nasdaq National Market have made market making by broker-dealers less profitable, which has caused broker-dealers to reduce their market-making activities, thereby making the market for unseasoned stocks less liquid. Declines in value of companies in our portfolio after their initial public offerings could have a significant adverse effect on the value of our common stock.

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

      In the venture capital industry, even when a portfolio of early stage, high-technology venture capital investments proves to be profitable over the portfolio's lifetime, it is common for the portfolio's fair value to undergo a so-called "J-curve" valuation pattern. This not-atypical J-curve valuation pattern results from write-downs and write-offs of portfolio investments that reveal themselves as unsuccessful or that appear to be unsuccessful before the write-downs and write-offs are offset by the portfolio investments that prove to be successful. Even if our venture capital investments prove to be profitable in the long run, such J-curve valuation patterns could have a significant adverse effect on the value of our common stock in the interim.

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

      Our employee profit-sharing plan requires us to distribute to our officers and employees 20 percent of any net after-tax realized income as reflected on our consolidated statements of operations for that year, less any non-qualifying gain. These distributions may have a significant effect on the amount of direct distributions in the form of cash dividends, or indirect distributions in the form of tax credits, if any, made to our shareholders.

Approximately 41 percent of the net asset value attributable to our venture capital investment portfolio, or 18 percent of our net asset value, as of December 31, 2004, is concentrated in one company, NeuroMetrix, Inc., which is not a tiny technology company.

      At December 31, 2004, we valued our investment in NeuroMetrix, Inc., which had an historical cost to us of $4,411,373 and is not a tiny technology company, at $13,113,822, or 41.47 percent of the net asset value attributable to our venture capital investment portfolio, or 17.54 percent of our net asset value. NeuroMetrix is now publicly traded on the Nasdaq National Market and is thinly traded. Any downturn in the business outlook of NeuroMetrix, or any failure of the products of NeuroMetrix, to receive widespread acceptance in the marketplace, would have a significant effect on our specific investment in NeuroMetrix, and the overall value of our portfolio, and could have a significant adverse effect on the value of our common stock.

Approximately 43 percent of the net asset value attributable to our venture capital investment portfolio, or 18 percent of our net asset value, as of December 31, 2004, is not invested in tiny technology.

      All 22 of our investments added since August 2001 have been in tiny technology companies, and we consider 20 of the companies in our current venture capital investment portfolio to be tiny technology companies. Nevertheless, at December 31, 2004, only 57.49 percent of the net asset value attributable to our venture capital investment portfolio, or 24.32 percent of our net asset value, was invested in tiny technology companies, which may limit our ability to achieve our investment objective.

We are dependent upon key management personnel for future success.

      We are dependent for the selection, structuring, closing and monitoring of our investments on the diligence and skill of our senior management and other key advisers. We utilize lawyers and outside consultants, including two of our directors, Kelly S. Kirkpatrick, Ph.D., and Lori D. Pressman, to assist us in conducting due diligence when evaluating potential investments. There is generally no publicly available information about the companies in which we invest, and we rely significantly on the diligence of our employees and advisers to obtain information in connection with our investment decisions. Our future success to a significant extent depends on the continued service and coordination of our senior management team, and particularly depends on our Chairman and Chief Executive Officer, Charles E. Harris. The departure of any of our executive officers, key employees or advisers could materially adversely affect our ability to implement our business strategy. We do not maintain for our benefit any key man life insurance on any of our officers or employees. Our President, Chief Operating Officer and Chief Financial Officer, Mel P. Melsheimer, retired on December 31, 2004, pursuant to the Mandatory Retirement Plan. We could be adversely affected by his retirement. On January 1, 2005, Douglas W. Jamison assumed the roles of President, Chief Operating Officer and Chief Financial Officer.

We will need to hire additional employees, especially as the size of our portfolio increases.

      We anticipate that it will be necessary for us to add investment professionals with expertise in venture capital and/or tiny technology and administrative and support staff to accommodate the increasing size of our portfolio. We are currently actively seeking to hire a controller. We may need to provide additional scientific, business, accounting, legal or investment training for our new hires. There is competition for highly qualified personnel, and we may not be successful in our efforts to recruit and retain highly qualified personnel.

The market for venture capital investments, including tiny technology investments, is highly competitive.

      We face substantial competition in our investing activities from many competitors, including but not limited to: private venture capital funds; investment affiliates of large industrial, technology, service and financial companies; small business investment companies; wealthy individuals; and foreign investors. Our most significant competitors typically have significantly greater financial resources than we do. Greater financial resources are particularly advantageous in securing lead investor roles in venture capital syndicates. Lead investors negotiate the terms and conditions of a round of financing. Many sources of funding compete for a small number of attractive investment opportunities. Hence, we face substantial competition in sourcing good investment opportunities on terms of investment that are commercially attractive.

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

      We currently qualify as a RIC for 2003 under the tax Code. As a RIC, we do not have to pay federal income taxes on our income (including realized gains) that is distributed to our shareholders. Accordingly, we are not permitted under accounting rules to establish reserves for taxes on our unrealized capital gains. If we failed to qualify for RIC status in 2004 or beyond, to the extent that we had unrealized gains, we would have to establish reserves for taxes, which would reduce our net asset value, net of a reduction in the reserve for employee profit sharing, accordingly. To the extent that we, as a RIC, were to decide to make a deemed distribution of net realized capital gains and retain the net realized capital gains, we would have to establish appropriate reserves for taxes upon making that decision. It is possible that establishing reserves for taxes could have a material adverse effect on the value of our common stock.

We operate in a regulated environment.

      We are subject to substantive SEC regulations as a business development company. Securities and tax laws and regulations governing our activities may change in ways adverse to our and our shareholders' interests, and interpretations of these laws and regulations may change with unpredictable consequences. Any change in the laws or regulations that govern our business could have an adverse impact on us or on our operations. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating expense and uncertainty for publicly held companies in general, and business development companies in particular. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which may well result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

      We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors' audit of that assessment has required the commitment of significant financial and managerial resources. Moreover, even though BDCs are not mutual funds, they are being required to comply with new regulations for mutual funds, such as Rule 38a-1 under the 1940 Act. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business, and we have significantly increased both our coverage under, and premiums for, directors' and officers' liability insurance. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies because of ambiguities related to practice, our reputation may be harmed. Also, as business and financial practices continue to evolve, they may render the regulations under which we operate less appropriate and more burdensome than they were when originally imposed. This increased regulatory burden is causing us to incur significant additional expenses and is time consuming for our management, which could have a material adverse effect on our financial performance and a significant adverse effect on the value of our common stock.

We expect that market prices of our common stock will be volatile.

         Our common stock price may be volatile. The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

      o price and volume fluctuations in the overall stock market from time to time;

      o significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

      o volatility resulting from trading in derivative securities related to our common stock including puts, calls, long-term equity anticipation securities, or LEAPs, or short trading positions;

      o changes in regulatory policies or tax guidelines with respect to business development companies or regulated investment companies;

      o actual or anticipated changes in our net asset value or fluctuations in our operating results or changes in the expectations of securities analysts;

      o     announcements regarding any of our portfolio companies;

      o announcements regarding developments in the nanotechnology field in general;

      o announcements regarding government funding and initiatives related to the development of nanotechnology;

      o     general economic conditions and trends; and/or

      o     departures of key personnel.

We will not have control over many of these factors but expect that our stock price may be influenced by them. As a result, our stock price may be volatile and you may lose all or part of your investment.

Quarterly results fluctuate and are not indicative of future quarterly performance.

      Our quarterly operating results fluctuate as a result of a number of factors. These factors include, among others, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we and our portfolio companies encounter competition in our markets and general economic and capital markets conditions. As a result of these factors, results for any one quarter should not be relied upon as being indicative of performance in future quarters, and our common stock may be more volatile than it otherwise would be.

To the extent that we do not realize income or retain after-tax realized capital gains, we may have a greater need for additional capital to fund our investments and operating expenses.

      In order to maintain our status as a RIC, we must annually distribute at least 90 percent of our investment company taxable income as a dividend and may either distribute or retain our realized net capital gains from investments. As a result, these earnings may not be available to fund investments. If we fail to generate net realized capital gains or to obtain funds from outside sources, it would have a material adverse effect on our financial condition and results of operations as well as our ability to make follow-on and new investments. Because of the structure and objectives of our business, we generally expect to experience net operating losses and rely on proceeds from sales of investments, rather than on investment income, to defray a significant portion of our operating expenses. These sales are unpredictable and may not occur. In addition, as a business development company, we are generally required to maintain a ratio of at least 200 percent of total assets to total borrowings, which may restrict our ability to borrow to fund such requirements. Lack of capital could curtail our investment activities or impair our working capital, which would have a significant adverse effect on the value of our common stock.

Investment in foreign securities could result in additional risks.

      The Company may invest in foreign securities, although we currently have no investments in foreign securities. If we invest in securities of foreign issuers, we may be subject to risks not usually associated with owning securities of U.S. issuers. These risks can include fluctuations in foreign currencies, foreign currency exchange controls, social, political and economic instability, differences in securities regulation and trading, expropriation or nationalization of assets, and foreign taxation issues. In addition, changes in government administrations or economic or monetary policies in the United States or abroad could result in appreciation or depreciation of our securities and could favorably or unfavorably affect our operations. It may also be more difficult to obtain and enforce a judgment against a foreign issuer. Any foreign investments made by us must be made in compliance with U.S. and foreign currency restrictions and tax laws restricting the amounts and types of foreign investments. Losses on investments in foreign securities could have a significant adverse effect on the value of our common stock.

Item 2. Properties

      The Company maintains its offices at 111 West 57th Street, New York, New York 10019, where it leases approximately 3,540 square feet of office space pursuant to lease agreements expiring in 2010. (See "Note 7 of Notes to Consolidated Financial Statements and Schedules" contained in Item 8. "Consolidated Financial Statements and Supplementary Data.")

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

                  2004 Quarter Ending         Low                  High
                  March 31                    $11.47             $20.70
                  June 30                     $10.77             $23.60
                  September 30                $ 7.07             $13.90
                  December 31                 $10.29             $16.70

                  2003 Quarter Ending         Low                  High
                  March 31                    $2.36              $ 3.99
                  June 30                     $2.71              $ 7.95
                  September 30                $4.47              $ 9.49
                  December 31                 $6.18              $12.29

Dividends

      We did not pay a cash dividend or declare a deemed dividend for 2002, 2003 and 2004. On January 22, 2002, we announced a deemed dividend of $0.0875 per share for 2001 for a total of $775,620, and in 2002 we paid federal income taxes on behalf of shareholders of $0.030625 per share for a total of $271,467. We paid the tax at the corporate rate on the distribution, and the shareholders received a tax credit equal to their proportionate share of the tax paid.

Recent Sales of Unregistered Securities

      The Company did not sell any equity securities during 2004 that were not registered under the Securities Act of 1933.

Shareholders

      As of March 1, 2005, there were approximately 132 holders of record of the Company's common stock which, the Company has been informed, hold the Company's common stock for approximately 16,100 beneficial owners.

Item 6. Selected Financial Data

      The following tables should be read in conjunction with the Consolidated Financial Statements and Supplementary Data included in Item 8 of this Form 10-K.

                         Financial Position as of December 31:
                                                    2004            2003            2002               2001            2000
Total assets                                    $ 79,361,451    $ 44,115,128    $ 35,951,969       $ 39,682,367    $ 43,343,423

Total liabilities                               $  4,616,652    $  3,432,390    $  8,695,923       $ 15,347,597    $ 11,509,948

Net assets                                      $ 74,744,799    $ 40,682,738    $ 27,256,046       $ 24,334,770    $ 31,833,475

Net asset value per outstanding share           $       4.33    $       2.95    $       2.37       $       2.75    $       3.51

Cash dividends paid                             $       0.00    $       0.00    $       0.00       $       0.00    $    184,817

Cash dividends paid per outstanding share       $       0.00    $       0.00    $       0.00       $       0.00    $       0.02

Shares outstanding, end of year                   17,248,845      13,798,845      11,498,845          8,864,231       9,064,231

                         Operating Data for year ended December 31:
                                                    2004            2003            2002               2001            2000
Total investment income                         $    637,562    $    167,785    $    253,461       $    510,661    $    687,050

Total expenses(1)                               $  4,046,341    $  2,731,527    $  2,124,549       $  1,035,221    $ (2,623,200)

Net operating (loss) income                     $ (3,408,779)   $ (2,563,742)   $ (1,871,088)      $   (524,560)   $  3,310,250

Total tax expense (benefit)                     $    650,617    $     13,761    $    199,309       $     27,951    $    (51,869)

Net realized income (loss) from
  investments                                   $    858,503    $   (984,925)   $  2,390,302       $  1,276,366    $ 18,963,832

Net realized (loss) income                      $ (2,550,276)   $ (3,548,667)   $    519,214       $    751,806    $ 22,274,082

Net decrease (increase) in unrealized
  depreciation on investments                   $    484,162    $    343,397    $ (3,241,408)      $ (7,641,044)   $(37,781,289)

Net decrease in net assets
  resulting from operations                     $ (2,066,114)   $ (3,205,270)   $ (2,722,194)      $ (6,889,238)   $(15,507,207)

Decrease  in net assets resulting
  from operations per average
  outstanding share                             $      (0.13)   $      (0.28)   $      (0.27)(2)   $      (0.78)   $      (1.71)

(1) Included in total expenses are the following profit-sharing expenses/(reversals): $311,594 in 2004; ($163,049) in 2002; ($984,021) in
      2001; ($4,812,675) in 2000.

(2)   Restated (See Note 12 to Consolidated Financial Statements).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information contained in this section should be read in conjunction with the Company's 2004 Consolidated Financial Statements and notes thereto.

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

      In 1992, we sold our insurance brokerage and trust company subsidiaries to their respective managements and registered as an investment company under the 1940 Act, commencing operations as a closed-end, non-diversified investment company. In 1995, we elected to become a business development company subject to the provisions of Sections 55 through 65 of the 1940 Act. Throughout our corporate history, we have made early stage venture capital investments in a variety of industries. We define venture capital investments as investments in start-up firms and small businesses with exceptional growth potential. In 1994, we made our first tiny technology investment. Since August 2001, we have made initial investments exclusively in tiny technology, including our last 22 initial investments.

      Since our investment in Otisville in 1983, we have made a total of 64 venture capital investments, including four investments, via private placements, in securities of publicly traded companies. We have sold 38 of these 64 investments, realizing total proceeds of $108,159,142 on our invested capital of $40,094,851. Seventeen of these 38 investments were profitable. As measured from first dollar in to last dollar out, the average and median holding periods for these 38 investments were 3.5 years and 3.2 years, respectively. As measured by tranches of cash invested to tranches of cash received, the average and median holding periods for the 122 separate investment tranches were 2.8 years and 2.4 years, respectively. At December 31, 2004, we valued the 25 venture capital investments remaining in our portfolio at $31,621,960, or 42.3 percent of our net assets, net of unrealized depreciation of $874,645. At December 31, 2004, from first dollar in, the average and median holding periods for our 25 current venture capital investments are 2.7 years and 2.3 years, respectively.

      We have invested a substantial portion of our assets in venture capital investments in the form of private, development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth, have little or no history of operations and are developing unproven technologies. At December 31, 2004, $18,508,138, or
24.8 percent, of our net assets, consisted of private venture capital investments at fair value, net of unrealized depreciation of $9,577,094. At December 31, 2003, $15,106,576, or 37.1 percent of our net assets, consisted of private venture capital investments at fair value, of which net unrealized depreciation was $2,375,303. At December 31, 2002, $12,036,077, or 44.2 percent, of our net assets consisted of private venture capital investments at fair value, of which net unrealized appreciation was $2,718,389.

      At December 31, 2004, because none of our current venture capital investments have readily available market values, with the exception of NeuroMetrix, Inc., which went public in July 2004, we value our venture capital investments each quarter at fair value as determined in good faith by our valuation committee within guidelines established by our board of directors in accordance with the 1940 Act. (See "Footnote to Consolidated Schedule of Investments" contained in Item 8. "Consolidated Financial Statements and Supplementary Data.")

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

      General business and capital markets conditions for the venture capital industry began to improve in the first half of 2004 from the adverse conditions of 2000, 2001, 2002, and 2003, deteriorated again in the third quarter of 2004, before reviving in the last quarter of 2004. There now exist opportunities to take venture capital-backed companies public or sell them to established companies. But, in general, these opportunities are more prevalent for mature companies with significant revenues that are profitable. Few, if any, nanotechnology-enabled companies are currently at this stage of maturity.

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

      Net Realized Income / (Loss) on Investments - the difference between the net proceeds of sales of portfolio securities and their stated cost, and income from interests in limited liability companies.

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

Results of Operations

Years Ended December 31, 2004, 2003, and 2002

      During the three years ended December 31, 2004, 2003, and 2002, we had net decreases in net assets resulting from operations of $2,066,114, $3,205,270 and $2,722,194, respectively.

Investment Income and Expenses:

      During the three years ended December 31, 2004, 2003, and 2002, we had net operating losses of $3,408,779, $2,563,742 and $1,871,088, respectively. The variation in these results is primarily owing to the changes in operating expenses. During the three years ended December 31, 2004, 2003, and 2002, operating expenses were $4,046,341, $2,731,527 and $2,124,549, respectively. The increase during 2004 was primarily owing to increases in profit-sharing provision, salaries and benefits, administration and operations and professional fees. The profit-sharing provision increased by $311,594, or 100 percent. The profit-sharing provision changes as a result of realized gains and losses and increases and decreases in unrealized appreciation. The increase in the profit-sharing provision is primarily a result of the increase in the value of our investment in NeuroMetrix, Inc., which completed its IPO on July 22, 2004. Salaries and benefits increased by $387,396, or 25.1 percent, primarily as a result of the addition of four employees, partially offset by a decrease in mandatory retirement plan pension expense that is being amortized through December 31, 2004. Administration and operations increased by $272,345, or 61.0 percent, primarily as the result of an increase in travel expenses associated with additional investments in portfolio companies, an increase in expenses related to the preparation and distribution of the annual and quarterly reports and proxy statement owing to the increased number of shareholders, and an increase in director and officer liability insurance. The premium expense for director and office liability insurance increased by $112,259 to $172,229 in 2004, and the premium expense for 2005 is estimated to be $535,000. Professional fees increased by $363,516, or 119.7 percent, reflecting in part the expenses associated with implementation of the Sarbanes-Oxley Act of 2002 and Rule 38a-1 under the 1940 Act. We estimate that our total incremental direct and indirect expenses in 2004 associated with the Sarbanes-Oxley Act of 2002 and Rule 38a-1 under the 1940 Act totaled $316,000.

      The increase in operating expenses during 2003 was primarily owing to increases in salary and benefits. During 2003, the full year effect of a new employee who started in September 2002 was realized. In addition, we recorded an expense of $225,000 for the establishment of a Mandatory Retirement Plan.

Realized Income and Losses from Investments:

      During the three years ended December 31, 2004, 2003 and 2002, we had realized income (losses) from investments of $813,994, ($971,164) and $3,284,737, respectively.

      During 2004, our realized income from investments of $813,994 consisted primarily of a realized gain of $1,681,259 from the sale of our investment in NanoGram Devices Corporation, offset by a realized loss of $915,108 from the sale of our shares of Series D Convertible Preferred Stock in NeoPhotonics Corporation.

      During 2003, we realized a loss of $1,000,001 on the tax write-off of our investment in Kriton, Inc., which had been previously written-off for book purposes. As a result of the loss realized in 2003 on the tax write-off of Kriton Medical, Inc., unrealized appreciation increased by $1,000,001.

      During 2002, we realized a gain of $4,776,360 from the liquidation of our partnership interest in PHZ Capital Partners L.P., and losses of $350,583 and $1,248,825 from the liquidation of Informio, Inc., and the sale of our previously written-off investment in Schwoo, Inc., respectively.

Unrealized Appreciation and Depreciation of Portfolio Securities:

      During the years ended December 31, 2004, and 2003, net unrealized depreciation on investments decreased by $1,179,288 and $343,397, respectively. During the year ended December 31, 2002, net unrealized appreciation decreased by $3,936,534. The net decrease in unrealized depreciation during 2004 was primarily owing to an increase in the valuation of our investment in NeuroMetrix , Inc., of $6,288,405 and the realization of the loss of $915,108 on the sale of our shares of Series D Convertible Preferred Stock in NeoPhotonics Corporation, as well as decreases in the valuations of our investments in Agile Materials and Technologies, Inc., of $614,081, Continuum Photonics, Inc., of $1,162,208, Experion Systems, Inc., of $630,497, Nanotechnologies, Inc., of $1,275,373 and Optiva, Inc., of $2,000,000.

      The decrease in net unrealized depreciation during 2003 was primarily owing to decreases in the valuations of our venture capital investments of $1,421,220, including an increase in unrealized depreciation of Agile Material and Technologies, Inc., of $750,000, Experion Systems, Inc., of $325,662 and NeoPhotonics Corporation of $345,558, offset by a decrease in unrealized depreciation of Continuum Photonics, Inc., of $226,046 and an increase in unrealized appreciation in Nanotechnologies, Inc., of $357,963. In addition, unrealized appreciation increased by $1,000,001 as a result of the loss realized in 2003 on the tax write-off of Kriton Medical, Inc., which had previously been written off for book purposes.

      The decrease during 2002 was primarily owing to decreases in the valuations of our venture capital investments of $3,933,834, including a decrease in unrealized appreciation of NeuroMetrix, Inc., of $1,986,081. Unrealized depreciation on investments was $2,720,113 at December 31, 2002.

Financial Condition

Year ended December 31, 2004

      At December 31, 2004, our total assets and net assets were $79,361,451 and $74,744,799, respectively. Our net asset value per share ("NAV") at that date was $4.33, and our shares outstanding increased to 17,248,845 versus 13,798,845 at December 31, 2003.

      During the 12 months ended December 31, 2004, significant financial developments included the receipt of net proceeds of $36,501,000, less costs of $372,825, for a total of $36,128,175, pursuant to the issuance of 3,450,000 new shares of our common stock. In addition, the value of our venture capital investments increased by $16,515,384 to $31,621,960, primarily reflecting nine new venture capital investments and 10 follow-on investments totaling $16,709,107, the sale of NanoGram Devices and the net increase in the valuation of our venture capital investments.

      During the 12 months ended December 31, 2004, the net increase in the valuation of our venture capital investments was primarily owing to an increase in the valuation of our investment in NeuroMetrix, Inc., of $6,288,405, partially offset by decreases in the valuation of our investments in Agile Materials & Technologies, Inc., Continuum Photonics, Inc., Experion Systems, Inc., Nanotechnologies, Inc., and Optiva, Inc., of $614,081, $1,162,208, $630,497, $1,275,373 and $2,000,000, respectively.

      On July 27, 2004, NeuroMetrix, Inc., completed its IPO. Our preferred stock was converted into 1,137,570 shares of common stock that were subject to a 180-day lock-up period that expired on January 18, 2005. The valuation of our investment in NeuroMetrix, Inc., at December 31, 2004, reflects a 1.9 percent discount to the market price. This discount reflected the remaining lock-up period.

      The increase in the value of our investment in U.S. government and agency obligations, from $27,120,486 at December 31, 2003, to $44,622,722 at December 31, 2004, resulted primarily from the receipt of net proceeds of $36,128,175 pursuant to the issuance of 3,450,000 new shares of our common stock, partially offset by nine new venture capital investments and nine follow-on investments totaling $16,709,107, as well as by operating expenses.

         The following table is a summary of additions to our portfolio of venture capital investments during the 12 months ended December 31, 2004:

              New Investment                            Amount
              --------------                         ------------
              Cambrios Technologies Corporation      $    783,019
              Crystal IS, Inc.                       $    199,983
              CSwitch, Inc.                          $  1,000,000
              Molecular Imprints, Inc.               $  2,000,000
              Nanomix, Inc.                          $  2,250,000
              NeoPhotonics Corporation               $  1,925,000
              Nextreme Thermal Solutions, Inc.       $    500,000
              Solazyme, Inc.                         $    310,000
              Starfire Systems, Inc.                 $    250,000

              Follow-on Investment
              --------------------
              Agile Materials & Technologies, Inc.   $    376,008
              Continuum Photonics, Inc.              $    839,000
              Experion Systems, Inc.                 $    121,262
              NanoGram Corporation                   $  1,000,000
              NanoOpto Corporation                   $  1,921,252
              Nanopharma Corp.                       $    550,000
              Nanotechnologies, Inc.                 $    171,492
              NeoPhotonics Corporation               $     12,092
              NeuroMetrix, Inc.                      $  1,749,999
              Optiva, Inc.                           $    750,000
                                                     ------------

            Total                                    $ 16,709,107
                                                     ============

      The following tables summarize the fair values of our portfolios of venture capital investments and U.S. government and agency obligations, as compared with their cost, at December 31, 2004, and December 31, 2003:

                                                   December 31,
                                           ---------------------------
                                               2004           2003
                                           ------------   ------------

            Venture capital investments,
               at cost                     $ 32,496,605   $ 17,481,879
            Unrealized depreciation(1)          874,645      2,375,303
                                           ------------   ------------
            Venture capital investments,
               at fair value               $ 31,621,960   $ 15,106,576
                                           ============   ============


                                                   December 31,
                                           ---------------------------
                                               2004           2003
                                           ------------   ------------

            U.S. government and agency
               obligations, at cost        $ 44,945,505   $ 27,121,899
            Unrealized depreciation(1)          322,783          1,413
                                           ------------   ------------
            U.S. government and agency
               obligations, at fair value  $ 44,622,722   $ 27,120,486
                                           ============   ============

(1) At December 31, 2004 and December 31, 2003, the accumulated unrealized depreciation on investments, including deferred taxes, was $2,737,473 and $3,221,635, respectively.

      The following table summarizes the fair value composition of our venture capital investment portfolio at December 31, 2004, and December 31, 2003. NeuroMetrix, Inc., accounted for 97.6 percent and 85.6 percent of the "Other Venture Capital Investments," at December 31, 2004, and December 31, 2003, respectively.

                                                         December 31,
                                                ----------------------------
            Category                                2004            2003
                                                ------------    ------------

            Tiny Technology                             57.5%           60.7%
            Other Venture Capital Investments           42.5%           39.3%
                                                ------------    ------------
            Total Venture Capital Investments          100.0%          100.0%
                                                ============    ============

         The following table summarizes the fair value composition of our venture capital investment portfolio that was still privately held at December 31, 2004, and December 31, 2003. NeuroMetrix, Inc., became a publicly held company in July 2004.

                                                         December 31,
                                                ----------------------------
            Category                                2004            2003
                                                ------------    ------------

            Tiny Technology                             98.2%           60.7%
            Other Privately Held Venture
              Capital Investments                        1.8%           39.3%
                                                ------------    ------------
            Total Venture Capital Investments          100.0%          100.0%
                                                ============    ============

Year ended December 31, 2003

      At December 31, 2003, our total assets and net assets were $44,115,128 and $40,682,738, respectively. Our NAV at that date was $2.95, and our shares outstanding increased to 13,798,845 versus 11,498,845 at December 31, 2002.

      During the 12 months ended December 31, 2003, significant financial developments included the receipt of net proceeds of $16,631,962 pursuant to the issuance of 2,300,000 new shares of our common stock and a decrease in a payable to broker for an unsettled trade of $5,696,725. In addition, the value of our venture capital investments increased by $3,070,499, to $15,106,576 at December 31, 2003, primarily owing to three new venture capital investments and five follow-on investments totaling $3,727,718 and increases in the valuations of our venture capital investments of $848,883, offset by write-downs in the valuations of our venture capital investments of $1,506,102.

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

            Follow-on Investment
            --------------------
            Chlorogen, Inc.                $  259,100
            NanoOpto Corporation           $  125,000
            Nanotechnologies, Inc.         $  169,718
            Nantero, Inc.                  $  323,000
            NeoPhotonics, Inc.             $   75,000
                                           ----------

            Total                          $3,727,718
                                           ==========

Cash Flow

Year Ended December 31, 2004

      Net cash used in operating activities for the year ended December 31, 2004, was $3,809,805, primarily owing to net operating loss of $3,408,779. In addition, cash flow decreased owing to an increase in prepaid expenses of $535,648 and increased owing to an increase in deferred income tax liability of $695,126.

      Cash used in investing activities for the year ended December 31, 2004, was $32,093,612, primarily reflecting an increase in our investment in U.S. government obligations of $17,823,606 and investments in private placements of $16,731,216.

      Cash provided by financing activities for the year ended December 31, 2004, was $36,128,175, reflecting net proceeds from the issuance of 3,450,000 new shares of our common stock on July 7, 2004, in an underwritten follow-on offering. Although we will make initial investments exclusively in tiny technology, we can make follow-on investments in non-tiny technology companies currently in our portfolio. Further, while considering venture capital investments, we may invest the proceeds in U.S. government and agency obligations, which are likely to yield less than our operating expense ratio. We expect to invest or reserve for potential follow-on investment the net proceeds within two years of the offering. We may also use the proceeds of this offering for operating expenses, including due diligence expenses on potential investments. For the purpose of allocating the proceeds of the offering, reserves for follow-on investments in any particular portfolio holding may be no more than the greater of twice the investment to date in that portfolio holding or five times the initial investment in the case of seed-stage investments.

Year Ended December 31, 2003

      Cash flow used in operating activities for the year ended December 31, 2003, was $6,592,321, primarily reflecting the following changes from December 31, 2002, to December 31, 2003: an increase to restricted funds of $455,134; a payment of a payable to a broker for an unsettled trade of $5,696,725; and a decrease to current income tax liability of $857,656. In addition, net realized and unrealized loss on investments was $627,767, and the net decrease in net assets resulting from operations was $3,205,270.

      Cash used in investing activities for the year ended December 31, 2003, was $15,582,923, primarily reflecting an increase in our investment in U.S. government and agency obligations of $11,669,430 and investments in private placements of $3,727,718.

      Cash provided by financing activities for the year ended December 31, 2003, was $16,633,462, primarily reflecting net proceeds of $16,631,962 from the issuance of 2,300,000 new shares of our common stock in an underwritten follow-on offering. Within 12 months, we invested and used for operating expenses all of the net proceeds from this issuance.

Liquidity and Capital Resources

      Our primary sources of liquidity are cash, receivables and freely marketable securities, net of short-term indebtedness. Our secondary sources of liquidity are restricted securities of companies that are publicly traded. At December 31, 2004, we have contractually restricted common shares of NeuroMetrix, Inc., that are publicly traded. These shares became freely marketable on January 18, 2005. We had no restricted securities of companies that were publicly traded during 2003.

Year Ended December 31, 2004

      At December 31, 2004, and December 31, 2003, our total net primary liquidity was $45,353,691 and $27,563,886, respectively, and our secondary liquidity was $13,113,822 and $0, respectively.

      Our net primary sources of liquidity are more than adequate to cover our gross cash operating expenses over the next 12 months. Our gross cash operating expenses totaled $3,878,610 and $2,455,454 in 2004 and 2003, respectively.

      The increase in our primary source of liquidity from December 31, 2003, to December 31, 2004, is primarily owing to the receipt of the net proceeds from the issuance of 3,450,000 new shares of our common stock and the net proceeds from the sale of our investment in NanoGram Devices Corporation, partially offset by our investments in Agile Materials & Technologies, Inc., Cambrios Technologies Corporation, Continuum Photonics, Inc., Crystal IS, Inc., CSwitch, Inc., Experion Systems, Inc., Molecular Imprints, Inc., NanoGram Corporation, Nanomix, Inc., NanoOpto Corporation, Nanopharma Corp., NeoPhotonics Corporation, NeuroMetrix, Inc., Nextreme Thermal Solutions, Inc., Optiva, Inc., Solazyme, Inc. and Starfire Systems, Inc., and the use of funds for net operating expenses. The increase in our secondary source of liquidity from December 31, 2003, to December 31, 2004, is owing to the completion of the public offering of NeuroMetrix, Inc.

      On November 19, 2001, we established an asset account line of credit. The asset account line of credit is secured by government and government agency securities. Currently, under the asset account line of credit, we may borrow up to $8,000,000. The asset account line of credit may be increased to up to 95 percent of the current value of the U.S. government agency obligations with which we secure the line. Our outstanding balance under the asset account line of credit at December 31, 2004, 2003, and 2002, was $0. The asset account line of credit bears interest at a rate of the Broker Call Rate plus 50 basis points.

Year Ended December 31, 2003

      At December 31, 2003, and 2002, our net primary liquidity was $27,563,886 and $16,508,057, respectively. On each of those corresponding dates, our secondary liquidity was $0, as we had no restricted securities of companies that were publicly traded.

      Our net primary sources of liquidity are more than adequate to cover our gross cash operating expenses over the next 12 months. Our gross cash operating expenses totaled $2,455,454 and $2,256,991 in 2003 and 2002, respectively.

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

Valuation of Portfolio Investments

      As a business development company, we invest primarily in illiquid securities including debt and equity securities of private companies. The investments are generally subject to restrictions on resale and generally have no established trading market. We value substantially all of our equity investments at fair value as determined in good faith by our valuation committee on a quarterly basis. The valuation committee, comprised of three or more non-interested board members, reviews and approves the valuation of our investments within the guidelines established by the board of directors. Fair value is generally defined as the amount that an investment could be sold for in an orderly disposition over a reasonable time. Generally, to increase objectivity in valuing our assets, external measures of value, such as public markets or third party transactions, are utilized whenever possible. Valuation is not based on long term work-out value, nor immediate liquidation value, nor incremental value for potential changes that may take place in the future.

Recent Developments -- Portfolio Companies

      On January 25, 2005, we assigned our investment in Agile Materials and Technologies, Inc., to Cycad Group, LLC.

      On February 1, 2005, Optiva, Inc., was shut down. Because at December 31, 2004, we valued our investment in Optiva, Inc., at $0, our net asset value will not be affected by this event.

      On February 16, 2005, we made a $511,006 follow-on investment in a privately held, tiny technology portfolio company.

      On February 23, 2005, we made a $1,500,000 new investment in a privately held, tiny technology company.

      On March 1, 2005, we made a $250,000 follow-on investment in a privately held, tiny technology portfolio company and a $571,329 follow-on investment in a privately held, tiny technology portfolio company.

      On March 9, 2005, we made a $500,000 follow-on investment in a privately held, tiny technology portfolio company.

      On March 14, 2005, we made a $411,741 follow-on investment in a privately held, tiny technology portfolio company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Our business activities contain elements of risk. We consider the principal types of market risk to be valuation risk and the risk associated with fluctuations in interest rates. We consider the management of risk to be essential to our business.

      Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and
(ii) fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets . (See the "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments" contained in "Item 1. Consolidated Financial Statements.")

      Neither our investments nor an investment in us is intended to constitute a balanced investment program. We are exposed to public-market price fluctuations as a result of our publicly traded portfolio, which may be composed primarily or entirely of highly risky, volatile securities. Currently, 41 percent of the value of our portfolio of investments consists of the publicly traded common stock of one company, NeuroMetrix, Inc.

      We have invested a substantial portion of our assets in private development stage or start-up companies. These private businesses tend to be based on new technology and to be thinly capitalized, unproven, small companies that lack management depth and have not attained profitability or have no history of operations. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. We expect that some of our venture capital investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential. Even when our private equity investments complete initial public offerings (IPOs), we are normally subject to lock-up agreements for a period of time, and thereafter, the market for the unseasoned publicly traded securities may be relatively illiquid.

      Because there is typically no public market for the equity interests of many of the small privately held companies in which we invest, the valuation of the equity interests in that portion of our portfolio is determined in good faith by our Board of Directors in accordance with our Valuation Procedures. In the absence of a readily ascertainable market value, the determined value of our portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in valuation are recorded in our consolidated statements of operations as "Net increase (decrease) in unrealized appreciation on investments."

      We also invest in short-term money market instruments, and both short and long-term U.S. government and agency obligations. To the extent that we invest in short and long-term U.S. government and agency obligations, changes in interest rates may result in changes in the value of these obligations which would result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment and expectations of future price and market movements, and it will vary from period to period. If the average interest rate on our portfolio of U.S. government and agency obligations at December 31, 2004, were to increase by 25, 75 and 150 basis points, the value of the securities, and our net asset value, would decrease by approximately $112,470, $337,410 and $674,820, respectively.

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

Item 8. Consolidated Financial Statements and Supplementary Data

                           HARRIS & HARRIS GROUP, INC.
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

      The following reports and consolidated financial schedules of Harris & Harris Group, Inc., are filed herewith and included in response to Item 8.

Documents                                                                   Page

      Management's Report on Internal Control Over
          Financial Reporting.............................................   45
      Report of Independent Registered Public Accounting Firm.............   47

Consolidated Financial Statements

      Consolidated Statements of Assets and Liabilities
          as of December 31, 2004, and 2003...............................   50

      Consolidated Statements of Operations for the
          years ended December 31, 2004, 2003, 2002.......................   51

      Consolidated Statements of Cash Flows for the
          years ended December 31, 2004, 2003, and 2002...................   52

      Consolidated Statements of Changes in Net Assets for the
          years ended December 31, 2004, 2003, and 2002...................   53

      Consolidated Schedule of Investments as of December 31, 2004........54-58

      Consolidated Schedule of Investments as of December 31, 2003........59-62

      Footnote to Consolidated Schedule of Investments....................63-65

      Notes to Consolidated Financial Statements..........................66-76

      Financial Highlights for the years ended December 31, 2004, 2003,
          2002, 2001, and 2000............................................   77

      Schedules other than those listed above have been omitted because they are not applicable or the required information is presented in the consolidated financial statements and/or related notes.

Management's Report on Internal Control Over Financial Reporting

      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the 1934 Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

      o pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

      o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

      o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

      Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

      The management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO).

      A material weakness is a control deficiency (as defined in PCAOB Auditing Standard No. 2), or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company did not maintain effective controls over the accuracy of the

Financial Highlights ratios. Specifically, the Company's procedures for preparing the Financial Highlights ratios were not sufficiently detailed to detect errors in the underlying calculations. This control deficiency resulted in an audit adjustment to the line item referred to as total return based on net asset value in the Company's Financial Highlights section of the financial statements for the year ended December 31, 2004. This control deficiency could result in a material misstatement to other Financial Highlights ratios that would result in a material misstatement to the annual financial statements. Accordingly, management determined that this control deficiency constitutes a material weakness. Because of this material weakness, we have concluded that the Company did not maintain effective internal controls over financial reporting as of December 31, 2004, based on the criteria in Internal Control-Integrated Framework.

      Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 47 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Harris & Harris Group, Inc.:

We have completed an integrated audit of Harris & Harris Group, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Harris & Harris Group, Inc. and subsidiaries (the "Company") at December 31, 2004 and 2003, and the results of their operations, their cash flows, the changes in their net assets and the financial highlights for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at December 31, 2004 by correspondence with the custodian, provide a reasonable basis for our opinion. The financial highlights of the Company for each of the two years in the period ended December 31, 2001 were audited by other independent auditors who have ceased operations. Those independent auditors expressed an unqualified opinion on those statements in their report dated March 21, 2002.

As discussed in Note 12, the Consolidated Financial Statements for the year ended December 31, 2002 have been restated.

As more fully disclosed in Note 2 of the Notes to Consolidated Financial Statements, the financial statements include investments valued at $31,621,960 (42% of net assets) at December 31, 2004, the fair values of which have been estimated by the Board of Directors in the absence of readily ascertainable market values. Those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

Internal control over financial reporting

Also, we have audited management's assessment, included in "Management's Report on Internal Control Over Financial Reporting" appearing under Item 8, that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of ineffective controls over the accuracy of the financial highlights ratios, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. As of December 31, 2004, the Company did not maintain effective controls over the accuracy of the financial highlights ratios.

Specifically, the Company's procedures for preparing the financial highlights ratios were not sufficiently detailed to detect errors in the underlying calculations. This control deficiency resulted in an audit adjustment to the line item referred to as total return based on net asset value in the Company's financial highlights section of the financial statements for the year ended December 31, 2004. Additionally, this control deficiency could result in a misstatement to other financial highlights ratios that would result in a material misstatement to the annual financial statements. Accordingly, management determined that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management's assessment that Harris & Harris Group, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Harris & Harris Group, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO.


/s/ PricewaterhouseCoopers LLP


PricewaterhouseCoopers LLP
New York, New York
March 14, 2005

--------------------------------------------------------------------------------
                           HARRIS & HARRIS GROUP, INC.
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
--------------------------------------------------------------------------------

                                     ASSETS
                                                                 December 31, 2004    December 31, 2003
Investments, at value (Cost: $77,442,110 at 12/31/04,
     $44,603,778 at 12/31/03) ...............................   $       76,244,682    $       42,227,062
Cash and cash equivalents ...................................              650,332               425,574
Restricted funds (Note 5) ...................................            1,591,971             1,212,078
Receivable from portfolio company ...........................               10,000                     0
Interest receivable .........................................               58,960                   450
Income tax receivable .......................................                2,480                17,375
Prepaid expenses ............................................              542,489                 6,841
Other assets, net of reserve of $255,486 at 12/31/04 ........              260,537               225,748
                                                                ------------------    ------------------
Total assets ................................................   $       79,361,451    $       44,115,128
                                                                ==================    ==================

                            LIABILITIES & NET ASSETS

Accounts payable and accrued liabilities (Note 5) ...........   $        2,905,658    $        2,723,398
Accrued profit sharing (Note 3) .............................              311,594                     0
Deferred rent ...............................................               34,930                39,648
Deferred income tax liability (Note 6) ......................            1,364,470               669,344
                                                                ------------------    ------------------
Total liabilities ...........................................            4,616,652             3,432,390
                                                                ------------------    ------------------

Net assets ..................................................   $       74,744,799    $       40,682,738
                                                                ==================    ==================

Net assets are comprised of:
Preferred stock, $0.10 par value,
     2,000,000 shares authorized; none issued ...............   $                0    $                0
Common stock, $0.01 par value, 25,000,000 shares authorized;
     19,077,585 issued at 12/31/04 and 15,627,585 issued at
     12/31/03 ...............................................              190,776               156,276
Additional paid in capital (Note 4) .........................           85,658,150            49,564,475
Accumulated net realized loss ...............................           (4,961,123)           (2,410,847)
Accumulated unrealized depreciation of investments, including deferred tax liability of $1,540,045 at 12/31/04 and
     $844,918 at 12/31/03 ...................................           (2,737,473)           (3,221,635)
Treasury stock, at cost (1,828,740 shares at 12/31/04 and
     12/31/03) ..............................................           (3,405,531)           (3,405,531)
                                                                ------------------    ------------------

Net assets ..................................................   $       74,744,799    $       40,682,738
                                                                ==================    ==================

Shares outstanding ..........................................           17,248,845            13,798,845
                                                                ==================    ==================

Net asset value per outstanding share .......................   $             4.33    $             2.95
                                                                ==================    ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------
                           HARRIS & HARRIS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                               Year Ended            Year Ended            Year Ended
                                                        December 31, 2004     December 31, 2003     December 31, 2002
Investment income:
     Interest from:
        Fixed-income securities .....................   $          614,728    $          125,173    $          184,050
        Portfolio companies .........................               22,834                   450                     0
     Other income ...................................                    0                42,162                69,411
                                                        ------------------    ------------------    ------------------
        Total investment income .....................              637,562               167,785               253,461
                                                        ------------------    ------------------    ------------------

Expenses:
     Profit-sharing provision (reversal) (Note 3) ...              311,594                     0              (163,049)
     Salaries and benefits ..........................            1,928,088             1,540,692             1,130,352
     Professional fees ..............................              667,311               303,795               344,717
     Administration and operations ..................              718,530               446,185               433,569
     Rent ...........................................              151,434               200,711               173,291
     Directors' fees and expenses ...................              209,210               162,014               154,682
     Depreciation ...................................               43,151                51,073                30,607
     Custodian fees .................................               17,023                10,178                 9,604
     Interest expense ...............................                    0                16,879                10,776
                                                        ------------------    ------------------    ------------------
        Total expenses ..............................            4,046,341             2,731,527             2,124,549
                                                        ------------------    ------------------    ------------------
Net operating loss ..................................           (3,408,779)           (2,563,742)           (1,871,088)
                                                        ------------------    ------------------    ------------------

Net realized income (loss) from investments:
     Realized income (loss) from investments ........              813,994              (971,164)            3,284,737
                                                        ------------------    ------------------    ------------------
     Income tax (benefit) expense (Note 6) ..........              (44,509)               13,761               894,435
                                                        ------------------    ------------------    ------------------
     Net realized income (loss) from investments ....              858,503              (984,925)            2,390,302
                                                        ------------------    ------------------    ------------------

Net realized (loss) income ..........................           (2,550,276)           (3,548,667)              519,214
                                                        ------------------    ------------------    ------------------

Net decrease (increase) in unrealized
depreciation on investments:
     Increase as a result of investment sales .......              915,118             1,000,001             1,602,048
     Decrease as a result of investment sales .......                    0                     0              (322,208)
     Increase on investments held ...................            6,301,132               764,616                   285
     Decrease on investments held ...................           (6,036,962)           (1,421,220)           (5,216,659)
                                                        ------------------    ------------------    ------------------
        Change in unrealized depreciation
        on investments ..............................            1,179,288               343,397            (3,936,534)
     Income tax expense (benefit) (Note 6) ..........              695,126                     0              (695,126)
                                                        ------------------    ------------------    ------------------
     Net decrease (increase) in unrealized
        depreciation on investments .................              484,162               343,397            (3,241,408)
                                                        ------------------    ------------------    ------------------

Net decrease in net assets resulting from operations:
     Total ..........................................   $       (2,066,114)   $       (3,205,270)   $       (2,722,194)
                                                        ==================    ==================    ==================
     Per average outstanding share ..................   $            (0.13)   $            (0.28)   $            (0.27)(1)
                                                        ==================    ==================    ==================
     Average outstanding shares .....................           15,476,714            11,511,448             9,968,603
                                                        ==================    ==================    ==================

(1)   Restated (Note 12).

              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------
                           HARRIS & HARRIS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                      Year Ended            Year Ended            Year Ended
                                                               December 31, 2004     December 31, 2003     December 31, 2002
Cash flows from operating activities:
Net decrease in net assets
    resulting from operations ..............................   $       (2,066,114)   $       (3,205,270)   $       (2,722,194)
Adjustments to reconcile net decrease in net assets
resulting from operations to net cash (used in) provided
by operating activities:
    Net realized and unrealized (gain) loss on investments .           (1,993,282)              627,767               651,797
    Deferred income taxes ..................................              695,126                     0              (695,126)
    Depreciation ...........................................               43,151                51,073                30,607

Changes in assets and liabilities:
    Restricted funds .......................................             (379,893)             (455,134)             (274,924)
    Receivable from portfolio company ......................              (10,000)              786,492              (786,492)
    Funds in escrow ........................................                    0               750,000              (750,000)
    Interest receivable ....................................              (58,510)                 (261)                 (107)
    Income tax receivable ..................................               14,895               (17,375)                    0
    Prepaid expenses .......................................             (535,648)               89,790               (81,798)
    Notes receivable .......................................                    0                     0                10,487
    Other assets ...........................................               (8,666)               44,130                 1,570
    Accounts payable and accrued liabilities ...............              182,260             1,271,830               412,217
    Payable to broker for unsettled trade ..................                    0            (5,696,725)            5,696,725
    Accrued profit sharing .................................              311,594               (15,233)             (163,049)
    Deferred rent ..........................................               (4,718)               34,251                (9,253)
    Current income tax liability ...........................                    0              (857,656)              602,588
                                                               ------------------    ------------------    ------------------

    Net cash (used in) provided by operating activities ....           (3,809,805)           (6,592,321)            1,923,048
                                                               ------------------    ------------------    ------------------

Cash flows from investing activities:
    Net (purchase) sale of short-term investments
        and marketable securities ..........................          (17,823,606)          (11,669,430)           10,358,006
    Investment in private placements and loans .............          (16,731,216)           (3,727,718)           (7,195,988)
    Proceeds from sale of investments ......................            2,530,483                27,641             7,631,100
    Purchase of fixed assets ...............................              (69,273)             (213,416)              (41,138)
                                                               ------------------    ------------------    ------------------

    Net cash (used in) provided by investing activities ....          (32,093,612)          (15,582,923)           10,751,980
                                                               ------------------    ------------------    ------------------

Cash flows from financing activities:
    Payment of note payable ................................                    0                     0           (12,495,777)
    Proceeds from public offering, net (Note 4) ............           36,128,175            16,631,962             5,643,470
    Collection on notes receivable .........................                    0                 1,500                 9,500
                                                               ------------------    ------------------    ------------------

    Net cash provided by (used in) financing activities ....           36,128,175            16,633,462            (6,842,807)
                                                               ------------------    ------------------    ------------------

Net (decrease) increase in cash and cash equivalents:
    Cash and cash equivalents at beginning of the year .....              425,574             5,967,356               135,135
    Cash and cash equivalents at end of the year ...........              650,332               425,574             5,967,356
                                                               ------------------    ------------------    ------------------

    Net (decrease) increase in cash and cash equivalents ...   $          224,758    $       (5,541,782)   $        5,832,221
                                                               ==================    ==================    ==================

Supplemental disclosures of cash flow information:
    Income taxes paid ......................................   $                0    $          575,100    $          307,585
    Interest paid ..........................................   $                0    $           16,879    $           19,106


              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------
                           HARRIS & HARRIS GROUP, INC.
                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
--------------------------------------------------------------------------------

                                                        Year Ended            Year Ended            Year Ended
                                                 December 31, 2004     December 31, 2003     December 31, 2002

Changes in net assets from operations:

     Net operating loss ......................   $       (3,408,779)   $       (2,563,742)   $       (1,871,088)
     Net realized income (loss) on investments              858,503              (984,925)            2,390,302
     Net decrease in unrealized depreciation
         on investments as a result of sales .              915,118             1,000,001             1,279,840
     Net increase in unrealized
         depreciation on investments held ....             (430,956)             (656,604)           (4,521,248)
                                                 ------------------    ------------------    ------------------

Net decrease in net assets resulting
         from operations .....................           (2,066,114)           (3,205,270)           (2,722,194)
                                                 ------------------    ------------------    ------------------

Changes in net assets from
         capital stock transactions:

     Proceeds from sale of stock .............               34,500                23,000                26,346
     Additional paid in capital on common
         stock issued ........................           36,093,675            16,608,962             5,617,124
                                                 ------------------    ------------------    ------------------

Net increase in net assets resulting
         from capital stock transactions .....           36,128,175            16,631,962             5,643,470
                                                 ------------------    ------------------    ------------------


Net increase in net assets ...................           34,062,061            13,426,692             2,921,276

Net Assets:

     Beginning of the year ...................           40,682,738            27,256,046            24,334,770
                                                 ------------------    ------------------    ------------------

     End of the year .........................   $       74,744,799    $       40,682,738    $       27,256,046
                                                 ==================    ==================    ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------
                           HARRIS & HARRIS GROUP, INC.
          CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2004
--------------------------------------------------------------------------------

                                                                               Method of     Shares/
                                                                           Valuation (3)    Principal      Value
                                                                           -------------    ---------      -----
Investments in Unaffiliated Companies (8)(9)(10) - 11.1% of total investments

Private Placement Portfolio (Illiquid) - 11.1% of total investments

AlphaSimplex Group, LLC (2)(5) -- Investment management company headed by
     Dr. Andrew W. Lo, holder of the Harris & Harris Group Chair at MIT
     Limited Liability Company Interest...........................................(C)             --   $    125,000
                                                                                                       ------------

Cambrios Technologies Corporation (1)(2)(4)(6) -- Develops commercially relevant materials by evolving biomolecules to express control over nanostructure synthesis -- 3.73% of fully diluted equity
     Series B Convertible Preferred...............................................(A)        783,019        783,019
                                                                                                       ------------

Continuum Photonics, Inc. (1)(2)(6) -- Develops optical networking components by merging materials, MEMS and
     electronics technologies -- 4.27% of fully diluted equity
     Series B Convertible Preferred Stock.........................................(B)      2,000,000        202,702
     Series C Convertible Preferred Stock.........................................(B)      2,689,103        219,125
                                                                                                       ------------
                                                                                                            421,827
                                                                                                       ------------
Crystal IS, Inc. (1)(2)(4)(6) -Develops a technology to grow single-crystal boules of aluminum nitride for gallium nitride electronics -- 1.81% of fully diluted equity
     Series A Convertible Preferred Stock.........................................(A)          5,482        199,983
                                                                                                       ------------

Exponential Business Development Company (1)(2) -- Venture capital partnership focused on early stage companies
     Limited Partnership Interest.................................................(B)             --              0
                                                                                                       ------------

Heartware, Inc. (1)(2)(5)(6) -- Develops ventricular assist devices --
     0% of fully diluted equity
     Series A-2 Non-Voting Preferred Stock........................................(B)         47,620              0
                                                                                                       ------------

Molecular Imprints, Inc. (1)(2)(4) -- Develops nanoimprint lithography capital equipment -- 2.09% of fully diluted equity
     Series B Convertible Preferred Stock.........................................(A)      1,333,333      2,000,000
                                                                                                       ------------

Nanosys, Inc. (1)(2)(5)(6) -- Develops nanotechnology-enabled systems incorporating zero and one-dimensional inorganic
     nanometer-scale materials -- 1.58% of fully diluted equity
     Series C Convertible Preferred Stock.........................................(A)        803,428      1,500,000
                                                                                                       ------------

Nantero, Inc. (1)(2)(5)(6) -- Develops a high-density, nonvolatile, random access memory chip, using nanotechnology -- 3.35% of fully diluted equity
     Series A Convertible Preferred Stock.........................................(C)        345,070        538,309
     Series B Convertible Preferred Stock.........................................(C)        207,051        323,000
                                                                                                       ------------
                                                                                                            861,309
                                                                                                       ------------
NeoPhotonics Corporation (1)(2)(6)(12) -- Develops and manufactures planar optical devices and components -- 3.67% of fully diluted equity
    Common Stock..................................................................(C)         60,580          9,105
    Series 1 Convertible Preferred Stock..........................................(A)      1,831,256      2,014,677
    Warrants at $0.15 expiring 3/12/11............................................(C)         30,426            304
                                                                                                       ------------
                                                                                                          2,024,086
                                                                                                       ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------
                           HARRIS & HARRIS GROUP, INC.
          CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2004
--------------------------------------------------------------------------------

                                                                           Method of      Shares/
                                                                         Valuation (3)   Principal      Value
                                                                         -------------   ---------      -----
Investments in Unaffiliated Companies (8)(9)(10) - 11.1% of total investments (cont.)

Private Placement Portfolio (Illiquid) - 11.1% of total investments (cont.)

Optiva, Inc. (1)(2)(6) -- Develops and commercializes nanomaterials for display industry applications -- 1.74% of fully diluted equity
     Series C Convertible Preferred Stock.........................................(B)      1,249,999 $          0
     Secured Convertible Bridge Note with 50% Preferred
     Stock Warrant coverage.......................................................(B)   $    750,000            0
                                                                                                     ------------
                                                                                                                0
                                                                                                     ------------
Solazyme, Inc. (1)(2)(4)(6) -- Harnesses energy-harvesting machinery of photosynthetic microbes to produce industrial and pharmaceutical molecules -- 0% fully diluted equity
     Convertible Promissory Note..................................................(A)   $    310,000      319,359
                                                                                                     ------------

Starfire Systems, Inc. (1)(2)(4)(6) -- Develops and produces ceramic-
     forming polymers -- 1.56% of fully diluted equity
     Common Stock.................................................................(A)        125,000       50,000
     Series A-1 Convertible Preferred Stock.......................................(A)        200,000      200,000
                                                                                                     ------------
                                                                                                          250,000

Total Unaffiliated Private Placement Portfolio (cost: $11,760,258) ...............................   $  8,484,583
                                                                                                     ------------

Total Investments in Unaffiliated Companies (cost: $11,760,258) ..................................   $  8,484,583
                                                                                                     ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------
                           HARRIS & HARRIS GROUP, INC.
          CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2004
--------------------------------------------------------------------------------

                                                                                Method of       Shares/
                                                                              Valuation (3)    Principal      Value
                                                                              -------------    ---------      -----
Investments in Non-Controlled Affiliated Companies (8)(9)(11) - 30.3% of total investments

Publicly Traded Portfolio - 17.2% of total investments

NeuroMetrix, Inc. (1)(2)(13) -- Develops and sells medical devices for monitoring neuromuscular disorders - 8.65% of fully diluted equity
     Common Stock.................................................................(B)           1,137,570   $ 13,113,822
                                                                                                            ------------

Total Publicly Traded Portfolio (cost:  $4,411,373) .....................................................   $ 13,113,822
                                                                                                            ------------

Private Placement Portfolio (Illiquid) - 13.1% of total investments

     Agile Materials & Technologies, Inc. (1)(2)(6) -- Develops and sells variable integrated passive RF electronic equipment components --
     8.15% of fully diluted equity
     Series A Convertible Preferred Stock.........................................(B)           3,732,736   $          0
     Convertible Bridge Note with 20% warrants....................................(B)        $    376,008         11,927
                                                                                                            ------------
                                                                                                                  11,927
                                                                                                            ------------
Chlorogen, Inc. (1)(2)(5)(6) -- Develops patented chloroplast technology to produce plant-made proteins -- 9.74% of fully diluted equity
     Series A Convertible Preferred Stock.........................................(A)           4,478,038        785,000
                                                                                                            ------------

CSwitch, Inc. (1)(2)(4)(6) -- Develops next-generation, system-on-a-chip solutions for communications-based platforms -- 5.66% of fully diluted equity
     Series A Convertible Preferred Stock.........................................(A)           1,000,000      1,000,000
                                                                                                            ------------

Experion Systems, Inc. (1)(2)(7) -- Develops and sells software to credit unions -- 12.53% of fully diluted equity
     Series A Convertible Preferred Stock.........................................(B)             294,118              0
     Series B Convertible Preferred Stock.........................................(B)              35,294              0
     Series C Convertible Preferred Stock.........................................(B)             222,184              0
     Series D Convertible Preferred Stock.........................................(B)              64,501        202,103
                                                                                                            ------------
                                                                                                                 202,103
                                                                                                            ------------
NanoGram Corporation (1)(2)(6) -- Develops a broad suite of intellectual property utilizing nanotechnology -- 7.29% of fully diluted equity
     Series I Convertible Preferred Stock.........................................(A)              63,210         21,672
     Series II Convertible Preferred Stock........................................(A)           1,250,904      1,000,723
                                                                                                            ------------
                                                                                                               1,022,395
                                                                                                            ------------
Nanomix, Inc. (1)(2)(4)(6) -- Develops nanoelectronic sensors that integrate carbon nanotube electronics with silicon microstructures --
     6.48% of fully diluted equity
     Series C Convertible Preferred Stock.........................................(A)           8,801,263      2,250,000
                                                                                                            ------------

NanoOpto Corporation (1)(2)(6) -- Develops discrete and integrated optical communications sub-components on a chip by utilizing nano-manufacturing technology -- 11.92% of fully diluted equity
     Series A-1 Convertible Preferred Stock.......................................(C)             267,857         47,561
     Series B Convertible Preferred Stock.........................................(C)           3,819,935      1,625,000
     Secured Convertible Bridge Note with 20% warrants............................(C)        $    421,251        424,113
                                                                                                            ------------
                                                                                                               2,096,674
                                                                                                            ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------
                           HARRIS & HARRIS GROUP, INC.
          CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2004
--------------------------------------------------------------------------------


                                                                             Method of     Shares/
                                                                           Valuation (3)  Principal        Value
                                                                           -------------  ---------        -----
Nanopharma Corp. (1)(2)(5)(6) -- Develops advanced polymers for drug delivery -- 13.61% of fully diluted equity
    Series A Convertible Preferred Stock..........................................(A)        684,516   $    700,000
    Secured Convertible Bridge Note with 25% Warrants.............................(A)   $    550,000        557,068
                                                                                                       ------------
                                                                                                          1,257,068
                                                                                                       ------------
Nanotechnologies, Inc. (1)(2)(6) -- Develops and commercializes nanoscale materials for industry -- 6.74% of fully diluted equity
    Series B Convertible Preferred Stock..........................................(B)      1,538,837        132,879
    Series C Convertible Preferred Stock..........................................(B)        473,903         40,921
                                                                                                       ------------
                                                                                                            173,800
                                                                                                       ------------
Nextreme Thermal Solutions, Inc. (1)(2)(4)(6) -- Manufactures thin-film, superlattice thermoelectric devices -- 5.26% of fully diluted equity
    Series A Convertible Preferred Stock..........................................(A)        500,000        500,000
                                                                                                       ------------

Questech Corporation (1)(2)(5) -- Manufactures and markets proprietary metal decorative tiles -- 6.76% of fully diluted equity
     Common Stock.................................................................(C)        646,954   $    724,588
     Warrants at $1.50 expiring 11/16/05..........................................(C)          1,250              0
     Warrants at $1.50 expiring 08/03/06..........................................(C)          8,500              0
     Warrants at $1.50 expiring 11/21/07..........................................(C)          3,750              0
     Warrants at $1.50 expiring 11/19/08..........................................(C)          5,000              0
     Warrants at $1.50 expiring 11/19/09..........................................(C)          5,000              0
                                                                                                       ------------
                                                                                                            724,588
                                                                                                       ------------

Total Non-Controlled Private Placement Portfolio (cost: $16,324,974) ...............................   $ 10,023,555
                                                                                                       ------------

Total Investments in Non-Controlled Affiliated Companies (cost: $20,736,347) .......................   $ 23,137,377
                                                                                                       ------------

U.S. Government and Agency Obligations - 58.6% of total investments

     U.S. Treasury Bills -- due date 01/06/05.....................................(J)        830,000   $    829,900
     U.S. Treasury Bills - due date 03/17/05......................................(J)      1,775,000      1,767,474
     U.S. Treasury Notes -- due date 04/30/05, coupon 1.625%......................(H)      2,692,000      2,685,378
     U.S. Treasury Notes - due date 06/30/05, coupon 1.125%.......................(H)     21,500,000     21,355,520
     U.S. Treasury Notes -- due date 02/28/06, coupon 1.625%......................(H)      2,000,000      1,972,900
     U.S. Treasury Notes - due date 06/30/06, coupon 2.75% .......................(H)     10,000,000      9,973,000
     U.S. Treasury Notes -- due date 02/15/07, coupon 2.25%.......................(H)      2,000,000      1,966,100
     U.S. Treasury Notes -- due date 05/15/08, coupon 2.625%......................(H)      1,999,000      1,954,342
     U.S. Treasury Notes -- due date 03/15/09, coupon 2.625%......................(H)      2,192,000      2,118,108
                                                                                                       ------------

Total Investments in U.S. Government and Agency Obligations (cost: $44,945,505) ....................   $ 44,622,722
                                                                                                       ------------

Total Investments -- 100% (cost: $77,442,110) ......................................................   $ 76,244,682
                                                                                                       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------
                           HARRIS & HARRIS GROUP, INC.
          CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2004
--------------------------------------------------------------------------------

Notes to Consolidated Schedule of Investments

(1) Represents a non-income producing security. Equity investments that have not paid dividends within the last 12 months are considered to be non-income producing.

(2)   Legal restrictions on sale of investment.

(3) See Footnote to Schedule of Investments for a description of the Valuation Procedures.

(4)   Initial investment was made during 2004.

(5) No changes in valuation occurred in these investments during the 12 months ended December 31, 2004.

(6) These investments are development stage companies. A development stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations, or it has commenced such operations but has not realized significant revenue from them.

(7)   Experion Systems, Inc., was previously named MyPersonalAdvocate.com, Inc.

(8) Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own more than five percent, but less than 25 percent, of the voting shares of the portfolio company. Investments in controlled affiliated companies consist of investments in which we own more than 25 percent of the voting shares of the portfolio company.

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

(10) The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $11,760,258. The gross unrealized appreciation based on the tax cost for these securities is $166,498. The gross unrealized depreciation based on the tax cost for these securities is $3,442,173.

(11) The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $20,736,347. The gross unrealized appreciation based on the tax cost for these securities is $8,702,449. The gross unrealized depreciation based on the tax cost for these securities is $6,301,419.

(12) NeoPhotonics filed for bankruptcy on November 17, 2003. We sold our investment in its Series D Preferred Stock in January 2004. NeoPhotonics emerged from bankruptcy, as a newly reorganized company, after obtaining financing from us and other investors.

(13) The Company's 1,137,570 share holding in NeuroMetrix, Inc. (Nasdaq National Market Symbol: NURO), before a lock-up discount, at the December 31, 2004, market price per share of $11.75, was $13,366,448. The lock-up expired on January 18, 2005. On March 1, 2005, the market price per share of NeuroMetrix was $9.99. Charles E. Harris, our Chairman and CEO, is a board member of NeuroMetrix, Inc.

               The accompanying notes are an integral part of this
                             consolidated schedule.

--------------------------------------------------------------------------------
                           HARRIS & HARRIS GROUP, INC.
          CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2003
--------------------------------------------------------------------------------

                                                                            Method of     Shares/
                                                                          Valuation (3)   Principal       Value
                                                                          -------------   ---------       -----
Investments in Unaffiliated Companies (8)(9)(10) - 11.3% of total investments

Private Placement Portfolio (Illiquid) -- 11.3% of total investments

AlphaSimplex Group, LLC (2)(12) -- Investment advisory firm headed by
     Dr. Andrew W. Lo, holder of the Harris & Harris Group Chair at MIT
     Limited Liability Company interest...........................................(C)             --   $    118,750
                                                                                                       ------------

Continuum Photonics, Inc. (1)(2)(6) -- Develops optical networking components by merging cutting-edge materials, MEMS and
     electronics technologies -- 3.70% of fully diluted equity
     Series B Convertible Preferred Stock.........................................(C)      2,000,000        745,035
                                                                                                       ------------

Exponential Business Development Company (1)(2)(5)(12) -- Venture capital partnership focused on early stage companies
     Limited Partnership interest.................................................(A)             --         25,000
                                                                                                       ------------

Heartware, Inc. (1)(2)(6)(15) -- Develops ventricular assist  devices --
     0% percent of fully diluted equity
     Series A-2 Non-Voting Preferred Stock........................................(B)         47,620              0
                                                                                                       ------------

NanoGram Corporation (1)(2)(4)(6)(13) -- Develops a broad suite of intellectual property utilizing nanotechnology -- 1.81% of fully diluted equity
     Series 1 Convertible Preferred Stock.........................................(A)         63,210         21,672
                                                                                                       ------------

NanoOpto Corporation (1)(2)(6) -- Develops high performance, integrated optical communications sub-components on a chip by utilizing patented nano-manufacturing technology -- 2.60% of fully diluted equity
    Series A-1 Convertible Preferred Stock........................................(C)        267,857         47,567
    Series B Convertible Preferred Stock..........................................(C)        293,842        125,000
                                                                                                       ------------
                                                                                                            172,567
                                                                                                       ------------
Nanosys, Inc. (1)(2)(4)(6) -- Develops nanotechnology-enabled systems incorporating novel and patent-protected zero and one-dimensional nanometer-scale materials -- 1.65% of fully diluted equity
     Series C Convertible Preferred Stock.........................................(A)        803,428      1,500,000
                                                                                                       ------------

Nantero, Inc. (1)(2)(6) -- Develops a high density nonvolatile random access memory chip using nanotechnology -- 3.35% of fully diluted equity
     Series A Convertible Preferred Stock.........................................(C)        345,070        538,309
     Series B Convertible Preferred Stock.........................................(C)        207,051        323,000
                                                                                                       ------------
                                                                                                            861,309
                                                                                                       ------------
NeoPhotonics Corporation (1)(2)(6)(13)(14) -- Develops and manufactures planar optical devices and components using nanomaterials deposition technology --
    1.53% of fully diluted equity
    Series D Convertible Preferred Stock..........................................(B)      1,498,802              0
    Secured Convertible Note......................................................(B)   $     75,000         75,000
                                                                                                       ------------
                                                                                                             75,000
                                                                                                       ------------

       Presentation has been changed to conform to the 2004 presentation.

   The accompanying notes are an integral part of this consolidated schedule.

--------------------------------------------------------------------------------
                           HARRIS & HARRIS GROUP, INC.
          CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2003
--------------------------------------------------------------------------------

                                                                                Method of      Shares/
                                                                              Valuation (3)    Principal       Value
                                                                              -------------    ---------       -----
Private Placement Portfolio (Illiquid) -- 11.3% of total investments (cont.)

Optiva, Inc. (1)(2)(5)(6) -- Develops and commercializes nanomaterials for advanced applications -- 1.96% of fully diluted equity
     Series C Convertible Preferred Stock.........................................(C)           1,249,999   $  1,250,000
                                                                                                            ------------

Total Private Placement Portfolio (cost: $6,354,651) ....................................................   $  4,769,333
                                                                                                            ------------

Total Investments in Unaffiliated Companies (cost: $6,354,651) ..........................................   $  4,769,333
                                                                                                            ------------

Investments in Non-Controlled Affiliated Companies (8)(9)(11) - 24.5% of total investments

Private Placement Portfolio (Illiquid) - 24.5% of total investments

      Agile Materials & Technologies, Inc. (1)(2)(6) -- Develops and sells variable integrated passive RF electronic equipment components --
                          8.15% of fully diluted equity
     Series A Convertible Preferred Stock.........................................(B)           3,732,736        250,000
                                                                                                            ------------

Chlorogen, Inc. (1)(2)(4)(6) -- Develops patented chloroplast technology to produce plant-made proteins -- 9.76% of fully diluted equity
     Series A Convertible Preferred Stock.........................................(A)           4,478,038        785,000
                                                                                                            ------------

Experion Systems, Inc. (1)(2)(5)(7) -- Develops and sells
     software to credit unions -- 12.44% of fully diluted equity
     Series A Convertible Preferred Stock.........................................(B)             294,118        262,172
     Series B Convertible Preferred Stock.........................................(B)              35,294         31,460
     Series C Convertible Preferred Stock.........................................(B)             222,184        417,706
                                                                                                            ------------
                                                                                                                 711,338
                                                                                                            ------------
NanoGram Devices Corporation (1)(2)(4)(6)(14) -- Develops power components for biomedical applications by utilizing a patented nanomaterial synthesis process -- 5.00% of fully diluted equity
     Series A-1 Convertible Preferred Stock.......................................(A)              63,210         63,210
     Series A-2 Convertible Preferred Stock.......................................(A)             750,000        750,000
                                                                                                            ------------
                                                                                                                 813,210
                                                                                                            ------------
Nanopharma Corp. (1)(2)(5)(6) -- Develops advanced nanoscopic drug delivery vehicles and systems -- 14.39% of fully diluted equity
    Series A Convertible Preferred Stock..........................................(A)             684,516        700,000
                                                                                                            ------------

Nanotechnologies, Inc. (1)(2)(6) -- Develops high-performance nanoscale materials for industry -- 6.48% of fully diluted equity
    Series B Convertible Preferred Stock..........................................(C)           1,538,837      1,107,963
    Series C Convertible Preferred Stock..........................................(C)             235,720        169,718
                                                                                                            ------------
                                                                                                               1,277,681
                                                                                                            ------------
NeuroMetrix, Inc. (1)(2)(5) -- Develops and sells medical devices for monitoring neuromuscular disorders -- 12.08% of fully diluted equity
     Series A Convertible Preferred Stock.........................................(C)             875,000      1,312,500
     Series B Convertible Preferred Stock.........................................(C)             625,000        937,500
     Series C-2 Convertible Preferred Stock.......................................(C)           1,148,100      1,722,150
     Series E Convertible Preferred Stock.........................................(C)             499,996        749,994
     Series E-1 Convertible Preferred Stock.......................................(C)             235,521        353,282
                                                                                                            ------------
                                                                                                               5,075,426
                                                                                                            ------------

       Presentation has been changed to conform to the 2004 presentation.

   The accompanying notes are an integral part of this consolidated schedule.

--------------------------------------------------------------------------------
                           HARRIS & HARRIS GROUP, INC.
          CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2003
--------------------------------------------------------------------------------

                                                                               Method of          Shares/
                                                                             Valuation (3)        Principal          Value
                                                                             -------------        ---------          -----
Private Placement Portfolio (Illiquid) - 24.5% of total investments (cont.)

Questech Corporation (1)(2)(5) -- Manufactures and markets proprietary metal decorative tiles -- 6.73% of fully diluted equity
     Common Stock.................................................................(C)               646,954        724,588
     Warrants at $5.00 expiring 10/25/04..........................................(C)                 1,966              0
     Warrants at $1.50 expiring 11/16/05..........................................(C)                 1,250              0
     Warrants at $1.50 expiring 08/03/06..........................................(C)                 8,500              0
     Warrants at $1.50 expiring 11/21/07..........................................(C)                 3,750              0
     Warrants at $1.50 expiring 11/19/08..........................................(C)                 5,000              0
                                                                                                               -----------
                                                                                                                   724,588
                                                                                                               -----------
Total Private Placement Portfolio (cost: $11,127,228)........................................................  $10,337,243
                                                                                                               -----------

Total Investments in Non-Controlled Affiliated Companies (cost: $11,127,228).................................  $10,337,243
                                                                                                               -----------

U.S. Government and Agency Obligations - 64.2% of total investments

     U.S. Treasury Bills -- due date 01/08/04.........................................(J)        $ 4,264,000   $ 4,263,275
     U.S. Treasury Bills -- due date 01/15/04.........................................(J)            900,000       899,658
     U.S. Treasury Bills -- due date 02/05/04.........................................(J)         17,308,000    17,293,634
     U.S. Treasury Bills -- due date 02/12/04.........................................(J)          1,670,000     1,668,347
     U.S. Treasury Bills -- due date 02/19/04.........................................(J)          1,600,000     1,598,176
     U.S. Treasury Bills -- due date 03/18/04.........................................(J)          1,400,000     1,397,396
                                                                                                               -----------

Total Investments in U.S. Government (cost: $27,121,899).....................................................  $27,120,486
                                                                                                               -----------

Total Investments -- 100% (cost: $44,603,778)................................................................  $42,227,062
                                                                                                               ===========

       Presentation has been changed to conform to the 2004 presentation.

   The accompanying notes are an integral part of this consolidated schedule.

--------------------------------------------------------------------------------
                           HARRIS & HARRIS GROUP, INC.
          CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2003
--------------------------------------------------------------------------------

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

(7)   Previously named MyPersonalAdvocate.com, Inc.

(8) Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own more than five percent but less than 25 percent of the voting shares of the portfolio company. Investments in controlled affiliated companies consist of investments in which we own more than 25 percent of the voting shares of the portfolio company.

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

--------------------------------------------------------------------------------
                           HARRIS & HARRIS GROUP, INC.
                FOOTNOTE TO CONSOLIDATED SCHEDULE OF INVESTMENTS
--------------------------------------------------------------------------------

VALUATION PROCEDURES

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

      Our Valuation Committee, comprised of three or more independent Board members, is responsible for reviewing and approving the valuation of our assets within the guidelines established by the Board of Directors. The Valuation Committee receives information and recommendations from management.

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

      D. Public Market: The public market method is used when there is an established public market for the class of a company's securities held by us or into which our securities are convertible. We discount market value for securities that are subject to significant legal or contractual transfer restrictions. Securities for which market quotations are readily available, and which are not subject to substantial legal or contractual and transfer restrictions, are carried at market value as of the time of valuation. Market value for securities traded on securities exchanges or on the Nasdaq National Market is the last reported sales price on the day of valuation. For other securities traded in the over-the-counter market and listed securities for which no sale was reported on that day, market value is the mean of the closing bid price and asked price on that day. This method is the preferred method of valuation when there is an established public market for a company's securities, as that market provides the most objective basis for valuation. If, for any reason, the Valuation Committee determines that market quotations are not reliable, such securities shall be fair valued by the Valuation Committee in accordance with these valuation procedures.

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


LONG-TERM FIXED INCOME SECURITIES

      H. Readily Marketable: Long-term fixed-income securities for which market quotations are readily available are carried at market value as of the time of valuation using the most recent bid quotations when available.

      I. Not Readily Marketable: Long-term fixed-income securities for which market quotations are not readily available are carried at fair value as determined in good faith by the Valuation Committee on the basis of available data, which may include credit quality, and interest rate analysis as well as quotations from broker-dealers or, where such quotations are not available, prices from independent pricing services that the Board believes are reasonably reliable and based on reasonable price discovery procedures and data from other sources.

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

-------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

      Harris & Harris Enterprises, Inc. ("Enterprises"), is a 100 percent wholly owned subsidiary of the Company. Enterprises held a lease for office space until the lease expired on July 31, 2003, which office space it sublet to the Company and an unaffiliated party; is a partner in Harris Partners I, L.P.; and is taxed as a C corporation. Harris Partners I, L.P., is a limited partnership and owned, until December 31, 2002, a 20 percent limited partnership interest in PHZ Capital Partners L.P. Currently, Harris Partners I, L.P., owns our interest in AlphaSimplex Group, LLC. The partners of Harris Partners I, L.P., are Enterprises (sole general partner) and Harris & Harris Group, Inc. (sole limited partner).

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

      Portfolio Investment Valuations. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission. Value, as defined in Section 2(a)(41) of the 1940 Act, is
(i) the market price for those securities for which a market quotation is readily available and (ii) for all other assets is as determined in good faith by, or under the direction of, the Board of Directors. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") At December 31, 2004, our financial statements include venture capital investments valued at $31,621,960, the fair values of which were determined in good faith by, or under the direction, of the Board of Directors.

      Securities Transactions. Securities transactions are accounted for on the date the securities are purchased or sold (trade date); dividend income is recorded on the ex-dividend date; and interest income is accrued as earned. Realized gains and losses on investment transactions are determined by specific identification for financial reporting and tax reporting.

      Income Taxes. Prior to January 1, 1999, we recorded income taxes using the liability method in accordance with the provisions of Statement of Financial Accounting Standards No. 109. Accordingly, deferred tax liabilities had been established to reflect temporary differences between the recognition of income and expenses for financial reporting and tax purposes; the most significant such difference relates to our unrealized appreciation on investments.

      The December 31, 2004, consolidated financial statements include a provision for deferred taxes on the remaining net built-in gains as of December 31, 1998, net of the unutilized operating and capital loss carryforwards incurred by us through December 31, 1998.

      We pay federal, state and local income taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, which is a C corporation. (See "Note 6. Income Taxes.")

      Estimates by Management. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2004, and December 31, 2003, and the reported amounts of revenues and expenses for the three years ended December 31, 2004, December 31, 2003, and December 31, 2002. The most significant estimates relate to the fair valuations of certain of our investments. Actual results could differ from these estimates.

NOTE 3. EMPLOYEE PROFIT SHARING PLAN

      As of January 1, 2003, we implemented the Amended and Restated Harris & Harris Group, Inc. Employee Profit-Sharing Plan, which we refer to as the 2002 Plan.

      The 2002 Plan (and its predecessor) provides for profit sharing by our officers and employees equal to 20 percent of our "qualifying income" for that plan year (the "Payout Amount"). For the purposes of the 2002 Plan, qualifying income is defined as net realized income as reflected on our consolidated statements of operations for that year, less nonqualifying gains, if any.

      For purposes of the 2002 Plan, our net realized income includes investment income, realized gains and losses, and operating expenses (including taxes paid or payable by us), but is calculated without including dividends paid or distributions made to shareholders, payments under the Plan, unrealized gains and losses, and loss carry-overs from other years which we refer to as qualifying income. The proportion of net after-tax realized gains attributable to asset values as of September 30, 1997 is considered nonqualifying gain, which reduces qualifying income. As soon as practicable following the year-end audit, the Audit Committee will determine whether, and if so how much, qualifying income exists for a plan year. Once determined, 90 percent of the Payout Amount will be paid out to Plan participants pursuant to the distribution percentages set forth in the Plan. The remaining 10 percent will be paid out after we have filed our federal tax return for that plan year.

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

      Under the 2002 Plan, awards previously granted to four current Participants (Messrs. Harris and Melsheimer and Ms. Shavin and Ms. Matthews, herein referred to as the "grandfathered participants") will be reduced by 10 percent with respect to "Non-Tiny Technology Investments" (as defined in the 2002 Plan) and by 25 percent with respect to "Tiny Technology Investments" (as defined in the 2002 Plan) and will become permanent. These reduced awards are herein referred to as "grandfathered participations." The amount by which the awards are reduced will be allocable and reallocable each year by the Compensation Committee among current and new participants as awards under the 2002 Plan. The grandfathered participations will be honored by us whether or not the grandfathered participant is still employed by us or is still alive (in the event of death, the grandfathered participations will be paid to the grandfathered participant's estate), unless the grandfathered participant is dismissed for cause, in which case all awards, including the grandfathered participations, will be immediately cancelled and forfeited. With regard to new investments and follow-on investments made after the date on which the first new employee begins participating in the 2002 Plan, both current and new participants will be required to be employed by us at the end of a plan year in order to participate in profit-sharing on our investments with respect to that year.

      Notwithstanding any provisions of the 2002 Plan, in no event may the aggregate amount of all awards payable for any Plan Year during which we remain a "business development company" within the meaning of the 1940 Act be greater than 20 percent of our "net income after taxes" within the meaning of Section 57(n)(1)(B) of the 1940 Act. In the event the awards as calculated exceed that amount, the awards will be reduced pro rata.

      The 2002 Plan may be modified, amended or terminated by the Compensation Committee at any time. Notwithstanding the foregoing, the grandfathered participations may not be further modified. Nothing in the 2002 Plan will preclude the Compensation Committee from naming additional participants in the 2002 Plan or, except for grandfathered participations, changing the Award Percentage of any Participant (subject to the overall percentage limitations contained in the 2002 Plan). Currently, under the 2002 Plan, the distribution amounts for non-grandfathered investments for each officer and employee are:
Charles E. Harris, 7.790 percent; Douglas W. Jamison, 3.75 percent; Daniel V. Leff, 3.483 percent; Sandra M. Forman, 1.5 percent; Daniel B. Wolfe, 1.5 percent; Helene B. Shavin, 1.524 percent; and Jacqueline M. Matthews, 0.453 percent, which together equal 20 percent. In one case, for a former employee who left other than due to termination for cause, any amount earned will be accrued and may subsequently be paid to the participant.

      The grandfathered participations are set forth below:

                                        Grandfathered Participations
                                ----------------------------------------------
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

      Accordingly, an additional 2 percent of qualifying income with respect to grandfathered Non-Tiny Technology Investments, 5 percent of qualifying income with respect to grandfathered Tiny Technology Investments and the full 20 percent of qualifying income with respect to non-grandfathered investments are available for allocation and reallocation from year to year. Currently, Douglas
W. Jamison, Daniel V. Leff, Sandra M. Forman and Daniel B. Wolfe are allocated
0.7329229 percent, 0.6807388 percent, 0.2931692 percent and 0.2931692 percent, respectively, of the Non-Tiny Technology Grandfathered Participations and
1.8323072 percent, 1.701847 percent, 0.7329229 percent and 0.7329229 percent, respectively, of the Tiny Technology Grandfathered Participations.

      We perform a calculation to determine the accrual for profit-sharing. We calculate 20 percent of qualifying income pursuant to the terms of the plan and estimate the effect on qualifying income of selling all the portfolio investments that are valued above cost (i.e., are in an unrealized appreciation position). While the accrual will fluctuate as a result of changes in qualifying income and changes in unrealized appreciation, payments are only made to the extent that qualifying income exists. During 2003, we made no accrual for profit sharing. At December 31, 2004, we have $311,594 accrued for profit sharing.

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

      On August 1, 2002, we sold 2,634,614 shares of common stock for net proceeds of $5,927,882; net proceeds of the offering, less offering costs of $284,412, were $5,643,470. We have invested all of the net proceeds raised from the offering in accordance with our investment objectives and policies.

      On December 30, 2003, we sold 2,300,000 shares of common stock for net proceeds of $17,296,000; net proceeds of the offering, less offering costs of $664,038, were $16,631,962. From the completion of the offering through December 1, 2004, we used the net proceeds of the offering, less offering costs, to make new investments in tiny technology as well as follow-on investments in our existing venture capital investments, and for working capital.

      In 2004, we registered with the Securities and Exchange Commission for the sale of up to 7,000,000 shares of our common stock from time to time. On July 7, 2004, we sold 3,450,000 common shares for net proceeds of $36,501,000; net proceeds of the offering, less offering costs of $372,825, were $36,128,175. We intend to use, and have been using, the net proceeds of the offering, less offering costs, to make new investments in tiny technology as well as follow-on investments in our existing venture capital investments, and for working capital. For these purposes, from December 1, 2004 through December 31, 2004, we have used $3,875,953. An additional 3,550,000 shares may be sold at prices and on terms to be set forth in one or more supplements to the prospectus from time to time.

      As of December 31, 2004, there are no distributable earnings. The difference between the book basis and tax basis components of distributable earnings is primarily attributed to Built-In Gains existing at the time of our qualification as a RIC (see Note 6. "Income Taxes"), nondeductible deferred compensation and net operating losses.

      Beginning with the Consolidated Statements of Assets and Liabilities at December 31, 2003, additional paid-in capital and common stock warrants have been combined and are reported as additional paid-in capital. There have been no common stock warrants outstanding since March 2000.

NOTE 5. EMPLOYEE BENEFITS

Employment Agreement with CEO

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

      Mr. Harris is to receive compensation under his Employment Agreement in the form of base salary, with automatic yearly adjustments to reflect inflation, which amounted to $229,778 for 2004. In addition, the Board may increase such salary, and consequently decrease it, but not below the level provided for by the automatic adjustments described above. Mr. Harris is also entitled to participate in our Profit-Sharing Plan as well as in all compensation or employee benefit plans or programs, and to receive all benefits, perquisites, and emoluments for which salaried employees are eligible. Under the Employment Agreement, we will furnish Mr. Harris with certain perquisites which include a company car, membership in certain clubs and up to a $5,000 annual reimbursement for personal, financial or tax advice.

      The Employment Agreement provides Mr. Harris with life insurance for the benefit of his designated beneficiaries in the amount of $2,000,000; provides reimbursement for uninsured medical expenses, not to exceed $10,000 per annum, adjusted for inflation, over the period of the contract; provides Mr. Harris and his spouse with long-term care insurance; and with disability insurance in the amount of 100 percent of his base salary. These benefits are for the term of the Employment Agreement.

      The Employment Agreement provides for us to adopt a supplemental executive retirement plan (the "SERP") for the benefit of Mr. Harris. Under the SERP, we will cause an amount equal to one-twelfth of Mr. Harris's current annual salary to be credited each month (a "Monthly Credit") to a special account maintained for this purpose on our books for the benefit of Mr. Harris (the "SERP Account"). The amounts credited to the SERP Account will be deemed invested or reinvested in such mutual funds or U.S. Government securities as determined by Mr. Harris. The SERP Account will be credited and debited to reflect the deemed investment returns, losses and expenses attributed to such deemed investments and reinvestments. Mr. Harris's benefit under the SERP will equal the balance in the SERP Account and such benefit will always be 100 percent vested (i.e., not forfeitable). Mr. Harris will determine the form and timing of the distribution of the balance in the SERP Account; provided, however, in the event of the termination of his employment, the balance in the SERP Account will be distributed to Mr. Harris or his beneficiary, as the case may be, in a lump-sum payment within 30 days of such termination. We have established a rabbi trust for the purpose of accumulating funds to satisfy the obligations incurred by us under the SERP, which amount to $1,591,971 at December 31, 2004, and are included in accounts payable and accrued liabilities. The restricted funds for the SERP Account total $1,591,971 at December 31, 2004. Mr. Harris's rights to benefits pursuant to this SERP will be no greater than those of a general creditor of us.

      The Employment Agreement provides severance pay in the event of termination without cause or by constructive discharge and also provides for certain death benefits payable to the surviving spouse equal to the executive's base salary for a period of two years.

      In addition, Mr. Harris is entitled to receive severance pay pursuant to the severance compensation agreement that he entered into with us, effective August 15, 1990. The severance compensation agreement provides that if, following a change in our control, as defined in the agreement, his employment is terminated by us without cause or by the executive within one year of such change in control, he shall be entitled to receive compensation in a lump sum payment equal to 2.99 times his average annualized compensation and payment of other welfare benefits. If Mr. Harris's termination is without cause or is a constructive discharge, the amount payable under the Employment Agreement will be reduced by the amounts paid pursuant to the severance compensation agreement.

401(k) Plan

      As of January 1, 1989, we adopted an employee benefits program covering substantially all of our employees under a 401(k) Plan and Trust Agreement. As of January 1, 1999, we adopted the Harris & Harris Pension Plan and Trust, a money purchase plan which would allow us to stay compliant with the 401(k) top-heavy regulations and deduction limitation regulations. In 2001, Congress enacted the Economic Growth and Tax Relief Reconciliation Act of 2001 which has increased the deduction limits for plans such as the 401(k) Plan. This Act eliminates the need for us to maintain two separate plans. Effective December 31, 2001, the Pension Plan merged into the 401(k) Plan, with the 401(k) Plan being the surviving plan. For the year ended December 31, 2004, the Compensation Committee approved a 100 percent match. Matching contributions to the plan, which amounted to $99,249 for the year ended December 31, 2004, are at the discretion of the Compensation Committee.

Retirement Healthcare Benefit Plan

      On June 30, 1994, we adopted a plan to provide medical and dental insurance for retirees, their spouses and dependents who, at the time of their retirement, have ten years of service with us and have attained 50 years of age or have attained 45 years of age and have 15 years of service with us. On February 10, 1997, we amended this plan to include employees who "have seven full years of service and have attained 58 years of age." The coverage is secondary to any government provided or subsequent employer provided health insurance plans. The annual premium cost to us with respect to the entitled retiree shall not exceed $12,000, subject to an index for inflation. Based upon actuarial estimates, we provided an original reserve of $176,520 that was charged to operations for the period ending June 30, 1994. As of December 31, 2004, we had a reserve of $613,447 for the plan. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Act, which goes into effect January 1, 2006, provides a 28 percent subsidy for post-65 prescription drug benefits. Our reserve assumes our plan is actuarially equivalent under the Act and reflects a decrease in the accumulated postretirement benefit obligation of $34,000 and a decrease in the aggregated service and interest cost of $7,000 at the adoption date of December 31, 2004, reflecting the prescription drug subsidy.

      We are making the following disclosures about our plan to provide medical and dental insurance for retirees.

  Reconciliation of Accumulated
Postretirement Benefit Obligations             2004          2003           2002
----------------------------------             ----          ----           ----
Projected accumulated postretirement
benefit obligation at beginning of year   $    525,288    $    404,912   $    324,100

  Service cost                                  60,788          58,710         38,772

  Interest cost                                 26,343          26,281         22,347

  Actuarial (gain)/loss                        (66,329)         35,385         19,693
                                          ------------    ------------   ------------

Projected accumulated postretirement
benefit obligation at end of year         $    546,090    $    525,288   $    404,912
                                          ============    ============   ============

      In accounting for the plan, the assumption made in 2004 for the discount rate was six percent. The assumed health care cost trend rates in 2004 were 11 percent grading to six percent over five years for medical and three percent per year for dental. The effect on disclosure information of a one percentage point change in the assumed health care cost trend rate for each future year is shown below.

                                                1% Decrease       Assumed     1% Increase
                                                  in Rates         Rates        in Rates
                                                ------------   ------------   ------------
Aggregated service and interest cost            $     75,955   $     87,131   $     98,535

Accumulated postretirement benefit obligation   $    480,458   $    546,090   $    609,874

Executive Mandatory Retirement Benefit Plan

      On March 20, 2003, in order to begin planning for eventual management succession, the Board of Directors voted to establish the Executive Mandatory Retirement Benefit Plan for individuals who are employed by us in a bona fide executive or high policy making position. There are currently three such individuals, Charles E. Harris, the Chairman and Chief Executive Officer, Douglas W. Jamison, the President, Chief Operating Officer and Chief Financial Officer and Mel P. Melsheimer, the former President, Chief Operating Officer and Chief Financial Officer. Under this plan, mandatory retirement will take place effective December 31 of the year in which the eligible individuals attain the age of 65. On an annual basis beginning in the year in which the designated individual attains the age of 65, a committee of the Board consisting of non-interested directors may determine to postpone the mandatory retirement date for that individual for one additional year for our benefit.

      Under applicable law prohibiting discrimination in employment on the basis of age, we can impose a mandatory retirement age of 65 for our executives or employees in high policy-making positions only if each employee subject to the mandatory retirement age is entitled to an immediate retirement benefit at retirement age of at least $44,000 per year. The benefits payable at retirement to Mr. Harris and Mr. Melsheimer under our existing 401(k) plan do not equal this threshold. A plan was established to provide the difference between the benefit required under the age discrimination laws and that provided under our existing plans. The expense to us of providing the benefit under this new plan as it relates to Mr. Harris and Mr. Melsheimer is currently estimated to be $267,426. This benefit will be unfunded, and the expense as it relates to Mr. Melsheimer and Mr. Harris is being amortized over the fiscal periods through the years ended December 31, 2004, and 2008, respectively. Currently, there is no accrual for Mr. Jamison. On December 31, 2004, Mr. Melsheimer retired pursuant to the mandatory retirement plan. He will receive an annual benefit of $22,915.

NOTE 6. INCOME TAXES

      Provided that a proper election is made, a corporation taxable under Subchapter C of the Internal Revenue Code (a "C Corporation") that elects to qualify as a RIC continues to be taxable as a C Corporation on any gains realized within 10 years of its qualification as a RIC (the "Inclusion Period") from sales of assets that were held by the corporation on the effective date of the RIC election ("C Corporation Assets"), to the extent of any gain built into the assets on such date ("Built-In Gain"). (If the corporation fails to make a proper election, it is taxable on its Built-In Gain as of the effective date of its RIC election.) We had Built-In Gains at the time of our qualification as a RIC and made the election to be taxed on any Built-In Gain realized during the Inclusion Period. Prior to 1999, we incurred ordinary and capital losses from operations. After our election of RIC status, those losses remained available to be carried forward to subsequent taxable years. We have previously used loss carryforwards to offset Built-In Gains. As of January 1, 2005, we had $501,640 of pre-1999 loss carryforwards remaining and $4,663,457 of unrealized Built-In Gains remaining.

      Continued qualification as a RIC requires us to satisfy certain investment asset diversification requirements in future years. Our ability to satisfy those requirements may not be controllable by us. There can be no assurance that we will qualify as a RIC in subsequent years.

      To the extent that we retain capital gains and declare a deemed dividend to shareholders, the dividend is taxable to the shareholders. We would pay tax, at the corporate rate, on the distribution, and the shareholders would receive a tax credit equal to their proportionate share of the tax paid. We last took advantage of this rule for 2001.

      We pay federal, state and local taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is taxed as a C Corporation. In 2004, we recorded a tax benefit of $44,509 which primarily represented an adjustment to tax expense recorded in prior years.

      Included in net realized income from investments in 2004 were realized net gains of $775,732, which consisted primarily of a realized long-term capital gain of $1,681,259, resulting from the sale of our investment in NanoGram Devices Corporation, offset by a realized long-term capital loss of $915,108 resulting from the sale of our shares of Series D Convertible Preferred Stock in NeoPhotonics Corporation. We applied $775,732 of our capital loss carryforward and neither owed federal income tax on the gain nor were required to distribute any portion of this gain to shareholders. As of December 31, 2004, we have a capital loss carryforward of $140,751 that will expire in 2011. To the extent that these carryover losses are used to offset future capital gains, it is probable that the gains so offset will not be distributed to shareholders

      In 2003, we realized long-term capital losses of $1,000,001 from the tax write-off of Kriton Medical, Inc. We also had net realized short-term gains of $17,590 from the sale of U.S. Government and Agency obligations. We offset our net realized short-term capital gains with our long-term capital losses and neither owed federal income tax on the gain nor were required to distribute any portion of this gain to shareholders.

      For the years ended December 31, 2004, 2003 and 2002, the Company's income tax (benefit) expense was allocated as follows:

                                                              2004            2003            2002
Investment operations                                     $          0    $          0   $          0
Realized income on investments                                 (44,509)         13,761        894,435
Increase (decrease) in unrealized
      appreciation on investments                              695,126               0       (695,126)
                                                          ------------    ------------   ------------
Total income tax expense                                  $    650,617    $     13,761   $    199,309
                                                          ============    ============   ============

       The above tax expense consists of the following:

                                                              2004            2003            2002

Current                                                   $    (44,509)   $     13,761   $    894,435
Deferred -- Federal                                            695,126               0       (695,126)
                                                          ------------    ------------   ------------
Total income tax expense                                  $    650,617    $     13,761   $    199,309
                                                          ============    ============   ============


      The Company's net deferred tax liability at December 31, 2004, and 2003, consists of the following:

                                                  2004            2003

Unrealized appreciation on investments        $  1,540,044    $    844,918
Net operating and capital loss carryforward       (175,574)       (175,574)
                                              ------------    ------------

Net deferred income tax liability             $  1,364,470    $    669,344
                                              ============    ============

NOTE 7. COMMITMENTS

      During 1993, we signed a 10-year lease, for office space, that expired on July 31, 2003. On April 17, 2003, we signed a seven-year sublease for office space at 111 West 57th Street in New York City to replace the expired lease. On December 17, 2004, we signed a sublease for additional office space at our current location. The subleases expire on April 29, 2010. Total rent expense for our office space in New York City was $130,518 for 2004. Future minimum sublease payments in each of the following years are: 2005 -- $177,973; 2006 -- $181,427; 2007 -- $184,968; 2008 -- $188,598; 2009 -- $192,318; and thereafter, for the remaining term -- $64,301.

NOTE 8. ASSET ACCOUNT LINE OF CREDIT

      On November 19, 2001, we established an asset account line of credit. The asset account line of credit is secured by government and government agency securities. Currently, under the asset account line of credit, we may borrow up to $8,000,000. The asset account line of credit may be increased to up to 95 percent of the current value of the government and government agency securities with which we secure the line. Our outstanding balance under the asset account line of credit at both December 31, 2004 and 2003, was $0. The asset account line of credit bears interest at a rate of the Broker Call Rate plus 50 basis points.

NOTE 9. SUBSEQUENT EVENTS

      On January 25, 2005, we assigned our investment in Agile Materials and Technologies, Inc., to Cycad Group, LLC.

      On February 1, 2005, Optiva, Inc., was shut down. Because, at December 31, 2004, we valued our investment in Optiva, Inc., at $0, our net asset value will not be affected by this event.

      On February 16, 2005, we made a $511,006 follow-on investment in a privately held, tiny technology portfolio company.

      On February 23, 2005, we made a $1,500,000 new investment in a privately held, tiny technology company.

      On March 1, 2005, we made a $250,000 follow-on investment in a privately held, tiny technology portfolio company and a $571,329 follow-on investment in a privately held, tiny technology portfolio company.

      On March 9, 2005, we made a $500,000 follow-on investment in a privately held, tiny technology portfolio company.

      On March 14, 2005, we made a $411,741 follow-on investment in a privately held, tiny technology portfolio company.


NOTE 10. OTHER

      We have a total of $255,486 of funds in escrow as a result of the merger of NanoGram Devices Corporation and a wholly owned subsidiary of Wilson Greatbatch Technologies, Inc. The funds are being held for one year, until March 2005, in an interest-bearing escrow account to secure the indemnification obligations of the former stockholders of NanoGram Devices Corporation. During 2004, we set up, by a charge to realized income from investments, and maintain a reserve of 100 percent of the $255,486.

NOTE 11. SELECTED QUARTERLY DATA (UNAUDITED)


                                                                    2004
                                     ------------------------------------------------------------------
                                       1st Quarter     2nd Quarter       3rd  Quarter     4th Quarter
                                     --------------   --------------    --------------   --------------
Total investment income              $       56,536   $       79,231    $      253,581   $      248,214
Net operating loss                   $      749,865   $      774,584    $      978,773   $      905,557
Net increase (decrease) in net
  assets resulting from operations          820,515   $   (2,237,037)   $    1,111,121   $   (1,760,713)
Net (decrease) increase in net
  assets resulting from operations
  per average outstanding share      $         0.06   $        (0.16)   $         0.06   $        (0.09)


                                                                    2003
                                     --------------------------------------------------------------------
                                      1st Quarter        2nd Quarter      3rd  Quarter      4th Quarter
                                     --------------    --------------    --------------    --------------
Total investment income              $       64,676    $       50,564    $       30,612    $       21,933
Net operating loss                   $      584,460    $      726,989    $      572,346    $      679,947
Net (decrease) in net assets
  resulting from operations          $   (1,215,127)   $     (544,709)   $   (1,270,298)   $     (175,136)
Net (decrease) in net
  assets resulting from operations
  per average outstanding share      $        (0.11)   $        (0.05)   $        (0.11)   $        (0.01)


NOTE 12.

      In connection with the preparation of the Company's 2004 financial statements, management determined there was an error in the previously reported calculation of net decrease in net assets resulting from operations per share for the year ended December 31, 2002. Accordingly, the Company is restating net decrease in net assets resulting from operations per share for the year ended December 31, 2002, increasing the amount from $.24, as previously reported to $.27, as adjusted. The previously reported amount was calculated based upon shares outstanding at December 31, 2002, as opposed to the average number of shares outstanding for the year which is required pursuant to generally accepted accounting principles.

--------------------------------------------------------------------------------
                           HARRIS & HARRIS GROUP, INC.
                              FINANCIAL HIGHLIGHTS
--------------------------------------------------------------------------------

  Per share operating performance
  for a share outstanding throughout the year:*

                                                             Year Ended           Year Ended           Year Ended
                                                      December 31, 2004    December 31, 2003    December 31, 2002
                                                      -----------------    -----------------    -----------------
Net asset value, beginning of year                     $           2.95     $           2.37     $           2.75
                                                       ----------------     ----------------     ----------------

    Net operating (loss) income                                   (0.22)               (0.22)               (0.19)
    Net realized income (loss) on investments                      0.06                (0.09)                0.24
    Net increase (decrease) in unrealized
        appreciation (depreciation) as a
        result of sales                                            0.06                 0.09                 0.13
    Net increase (decrease) in unrealized
        appreciation (depreciation) on
        investments held                                          (0.03)               (0.06)               (0.46)
                                                       ----------------     ----------------     ----------------
    Total from investment operations                              (0.13)               (0.28)               (0.28)
                                                       ----------------     ----------------     ----------------

    Net decrease as a result of cash dividend                      0.00                 0.00                 0.00
    Net decrease as a result of deemed
        dividend                                                   0.00                 0.00                 0.00
                                                       ----------------     ----------------     ----------------
    Total distributions                                            0.00                 0.00                 0.00
                                                       ----------------     ----------------     ----------------

    Net increase (decrease) from capital
        stock transactions                                         1.51                 0.86                (0.10)
                                                       ----------------     ----------------     ----------------

Net asset value, end of year**                         $           4.33     $           2.95     $           2.37
                                                       ================     ================     ================

Cash dividends paid per share                          $           0.00     $           0.00     $           0.00

Deemed dividend per share                              $           0.00     $           0.00     $           0.00

Market value per share, end of year                    $          16.38     $          11.53     $           2.46

Total income tax liability per share                   $           0.09     $           0.06     $           0.15

Ratio of expenses to average net assets                             7.4%                 9.5%                 8.3%

Ratio of net operating income (loss) to
average net assets                                                 (6.3)%               (8.9)%               (7.3)%

Total return based on:
Stock price                                                        42.1%               368.7%                40.5%
Net asset value                                                    46.8%                24.5%               (13.8)%

Portfolio turnover                                                 37.2%                   0%               46.00%

Net assets, end of year                                $     74,744,799     $     40,682,738     $     27,256,046

Number of shares outstanding, end of year                    17,248,845           13,798,845           11,498,845

                                                            Year Ended           Year Ended
                                                     December 31, 2001    December 31, 2000
                                                      ----------------     ----------------
Net asset value, beginning of year                    $           3.51     $           5.80
                                                      ----------------     ----------------

    Net operating (loss) income                                  (0.06)                0.37
    Net realized income (loss) on investments                     0.14                 2.09
    Net increase (decrease) in unrealized
        appreciation (depreciation) as a
        result of sales                                           0.45                (2.35)
    Net increase (decrease) in unrealized
        appreciation (depreciation) on
        investments held                                         (1.30)               (1.82)
                                                      ----------------     ----------------
    Total from investment operations                             (0.77)               (1.71)
                                                      ----------------     ----------------

    Net decrease as a result of cash dividend                     0.00                (0.02)
    Net decrease as a result of deemed
        dividend                                                 (0.03)               (0.62)
                                                      ----------------     ----------------
    Total distributions                                          (0.03)               (0.64)
                                                      ----------------     ----------------

    Net increase (decrease) from capital
        stock transactions                                        0.04                 0.06
                                                      ----------------     ----------------

Net asset value, end of year**                        $           2.75     $           3.51
                                                      ================     ================

Cash dividends paid per share                         $           0.00     $           0.02

Deemed dividend per share                             $         0.0875     $           1.78

Market value per share, end of year                   $           1.90     $         2.4375

Total income tax liability per share                  $           0.18     $           0.78

Ratio of expenses to average net assets                           3.45%               (6.21)%

Ratio of net operating income (loss) to
average net assets                                               (1.75)%               52.7%

Total return based on:
Stock price                                                      (22.1)%              (78.8)%
Net asset value                                                  (21.7)%              (39.5)%

Portfolio turnover                                                9.00%               20.56%

Net assets, end of year                               $     24,334,770     $     31,833,475

Number of shares outstanding, end of year                    8,864,231            9,064,231

*     Based on average shares outstanding.

** Reflects the decline in net asset value as a result of the $0.02 dividend paid in 2000.

          The accompanying notes are an integral part of this schedule.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None

Item 9A. Controls and Procedures

      (a) Disclosure Controls and Procedures. As of the end of the period covered by this report, our chief executive officer and chief financial officer conducted an evaluation of our disclosure controls and procedures (as required by Rules 13a-15 of the Securities Exchange Act of 1934 (the "1934 Act")). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the 1934 Act is accumulated and communicated to the issuer's management as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2004, based upon the evaluation of our disclosure controls and procedures and in light of the material weakness described below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective. Because of the material weakness discussed below, in preparing our financial statements at and for the year ended December 31, 2004, we performed additional procedures relating to the Financial Highlights ratios designed to ensure that such financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles.

      (b) Internal Control Over Financial Reporting. See Management's Report on Internal Control over Financial Reporting on page 45.

      Management's Report on Internal Control Over Financial Reporting is located on page 45, and the Report of Independent Registered Public Accounting Firm, which attests to management's evaluation of the Company's internal control over financial reporting, is located on page 47 of this Annual Report on Form 10-K.

      (c) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the first quarter of 2005, we made the changes to our internal control over financial reporting that are described below.

      (d) Remediation. As noted in Management's Report on Internal Control Over Financial Reporting, in connection with the audit by our independent registered accounting firm of the financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 ("Annual Report"), our auditor identified an audit adjustment to an item entitled, "Total return based on:
Net asset value" in a draft of the "Financial Highlights" section.

      The number in that line item in the draft reflected the Company's percentage increase in aggregate net asset value rather than in net asset value per share. Auditing Standard No. 2 of the Public Company Accounting Oversight Board ("PCAOB") states that "identification by the auditor of a material misstatement in the financial statements in the current period that was not initially identified by the company's internal control over financial reporting" is "a strong indicator of a material weakness" even if management subsequently corrects the misstatement. Accordingly, as noted in Management's Report on Internal Control over Financial Reporting, it is our view that the internal controls we had in place with respect to the preparation of the Financial Highlights ratios in this Annual Report were not sufficient to reduce to a remote level the risk of a material misstatement.

      As a result of the above material weakness, the Company has implemented, or is in the process of implementing, the following additional measures to improve the effectiveness of our internal control over financial reporting:

      1. We have revised the worksheets that we use for preparing our periodic reports to clarify how ratios in the Financial Highlights section are calculated.

      2. On March 5, 2005, we engaged an independent accounting and consulting firm with industry experience, Eisner LLC ("Eisner") to read the financial statements contained in the draft Annual Report and to provide financial reporting and accounting advisory services to the Company. From March 6 through March 10, 2005, Eisner read the financial statements and notes thereto in the draft annual report and communicated with our management throughout the period.

      3. We have mapped out a detailed sequence of reviews of our Annual and Interim Reports that must occur rather than merely stating that additional reviews should occur as necessary.

      4. We revised our procedures so that the CFO must have determined that the sequence of reviews has been sufficient before the financial statements may be furnished to our external auditors for their review.

      5. On March 4, 2005, we commenced the search for a permanent senior controller. We have retained Anne M. Donoho, C.P.A., M.B.A., as a temporary, second controller, effective Monday, March 14, 2005.

      We believe that the above enhancements to our internal control over financial reporting will better ensure the accuracy of our financial statements in the quantitative disclosures in our periodic reports.

Item 9B. Other Information

      None

                                    PART III

Item 10. Directors and Executive Officers of the Company

      The information set forth under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for Annual Meeting of Shareholders to be held May 5, 2005, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 on or about March 15, 2005 (the "2005 Proxy Statement"), is herein incorporated by reference.

      We have adopted a Code of Conduct for Directors and Employees, which also applies to our Chief Executive Officer, Chief Financial Officer, Treasurer and Controller and is posted on our website at www.TinyTechVC.com.

      The Board of Directors has determined that Dugald A. Fletcher is the "Audit Committee Financial Expert" serving on our Audit Committee. Mr. Fletcher is independent as defined under Section 2(a)19 of the Investment Company Act of 1940 and under the rules of the NASD.


Item 11. Executive Compensation

      The information set forth under the captions "Remuneration of Chief Executive Officer and Other Executive Officers" and "Remuneration of Directors" in the 2005 Proxy Statement is herein incorporated by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information set forth under the caption "Principal Shareholders and Ownership by Directors and Executive Officers" in the 2005 Proxy Statement is herein incorporated by reference.


Item 13. Certain Relationships and Related Transactions

      There were no relationships or transactions within the meaning of this item during the year ended December 31, 2004.


Item 14. Principal Accountant Fees and Services

      The information set forth under the captions "Audit Committee Report," "Audit Committee's Pre-Approval Policies," "Audit Fees," "Tax Fees" and "All Other Fees" in the 2005 Proxy Statement is herein incorporated by reference.

                                     PART IV

Item 15. Exhibits, Consolidated Financial Statements and Schedules

(a)   The following documents are filed as a part of this report:

      (1) Listed below are the financial statements which are filed as part of this report:

            o Consolidated Statements of Assets and Liabilities as of December 31, 2004, and 2003;

            o Consolidated Statements of Operations for the years ended December 31, 2004, 2003, and 2002;

            o Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002;

            o Consolidated Statements of Changes in Net Assets for the years ended December 31, 2004, 2003, and 2002;

            o     Consolidated Schedule of Investments as of December 31, 2004;

            o     Footnote to Consolidated Schedule of Investments;

            o     Consolidated Schedule of Investments as of December 31, 2003;

            o     Footnote to Consolidated Schedule of Investments;

            o     Notes to Consolidated Financial Statements; and

            o Financial Highlights for the years ended December 31, 2004, 2003, 2002, 2001, and 2000.

      (2) No financial statement schedules are required to be filed herewith because (i) such schedules are not required or (ii) the information has been presented in the above financial statements.

      (3) The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

      3.1(a) Restated Certificate of Incorporation, incorporated by reference as Exhibit A to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 dated March 22, 2004.

      3.1(b) Restated By-laws, incorporated by reference as Exhibit B to Pre-Effective Amendment No.1 to the Registration Statement on Form N-2 filed on March 22, 2004.

      4.1 Specimen certificate of common stock certificate, incorporated by reference to Exhibit D to Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed April 13, 2004.

      10.1 Harris & Harris Group, Inc. Custodian Agreement with JP Morgan, incorporated by reference as Exhibit J to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on March 22, 2004.

      10.2 Severance Compensation Agreement by and between the Company and Charles E. Harris dated August 15, 1990, incorporated by reference as Exhibit I (4) to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on March 22, 2004.

      10.3 Form of Indemnification Agreement which has been established with all directors and executive officers of the Company, incorporated by reference as Exhibit I (7) to Pre-Effective Amendment No. 1 to the Registration Statement filed on March 22, 2004.

      10.4 Amended and Restated Employment Agreement Between Harris & Harris Group, Inc., and Charles E. Harris, dated October 14, 2004, incorporated by reference as Exhibit 10 to the Company's Form 8-K filed on October 15, 2004.

      10.5* Deferred Compensation Agreement Between Harris & Harris Group, Inc., and Charles E. Harris.

      10.6* Trust Under Harris & Harris Group, Inc. Deferred Compensation
            Agreement.

      10.7 Harris & Harris Group, Inc. Amended and Restated Employee Profit-Sharing Plan, incorporated by reference as Exhibit A to the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders filed on September 3, 2002.

      10.7  Harris & Harris Group, Inc. Directors Stock Purchase Plan 2001.

      10.8 Harris & Harris Group, Inc. Executive Mandatory Retirement Plan incorporated by reference as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2003.

      10.9 Amendment No. 1 to Deferred Compensation Agreement incorporated by reference as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 2003.

      10.10 Amendment No. 2 to Deferred Compensation Agreement incorporated by reference as Exhibit 10 to the Company's Form 8-K filed on October 15, 2004.

      11.0  Computation of Per Share Earnings is set forth under Item 8.

      14. Code of Conduct for Directors and Employees of Harris & Harris Group, Inc., incorporated by reference as Exhibit 14 to the Company's Form 8-K filed on October 5, 2004.

      21.   Subsidiaries of the Registrant is set forth under Item 1.

      31.01* Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley
             Act of 2002.

      31.02* Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley
             Act of 2002.

      32.01* Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------
*filed herewith

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     HARRIS & HARRIS GROUP, INC.


Date: March 15, 2005                                 By:/s/ Charles E. Harris
                                                        ------------------------
                                                        Charles E. Harris
                                                        Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

  Signatures                                      Title                                           Date
  ----------                                      -----                                           ----
  /s/ Charles E. Harris                           Chairman of the Board                           March 15, 2005
  ----------------------                          and Chief Executive Officer
  Charles E. Harris


  /s/ Douglas W. Jamison                          President, Chief Operating                      March 15, 2005
  ----------------------                          Officer, and Chief Financial Officer
  Douglas W. Jamison


  /s/ Helene B. Shavin                            Vice President and Controller                   March 15, 2005
  ----------------------
  Helene B. Shavin


                                                  Director                                        March 15, 2005
  ----------------------
  C. Wayne Bardin


  /s/ Phillip A. Bauman                           Director                                        March 15, 2005
  ----------------------
  Phillip A. Bauman




  /s/ G. Morgan Browne                            Director                                        March 15, 2005
  ----------------------------
  G. Morgan Browne


  /s/ Dugald A. Fletcher                          Director                                        March 15, 2005
  ----------------------------
  Dugald A. Fletcher


  /s/ Dr. Kelly S. Kirkpatrick                    Director                                        March 15, 2005
  ----------------------------
  Dr. Kelly S. Kirkpatrick


  /s/ Mark A. Parsells                            Director                                        March 15, 2005
  ----------------------------
  Mark A. Parsells


  /s/ Lori D. Pressman                            Director                                        March 15, 2005
  ----------------------------
  Lori D. Pressman


  /s/ Charles E. Ramsey                           Director                                        March 15, 2005
  ----------------------------
  Charles E. Ramsey


  /s/ James E. Roberts                            Director                                        March 15, 2005
  ----------------------------
  James E. Roberts

                                  EXHIBIT INDEX

      The following exhibits are filed with this report in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit
No.         Description

10.5 Deferred Compensation Agreement Between Harris & Harris Group, Inc., and Charles E. Harris.

10.6        Trust Under Harris & Harris Group, Inc. Deferred Compensation
            Agreement.

31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.