Form 10-Q
period 2005-03-31
HARRIS & HARRIS GROUP INC /NY/
filed 2005-05-09
CIK 893739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 2005

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                         Commission File Number: 0-11576

                           HARRIS & HARRIS GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New York                                                   13-3119827
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

111 West 57th Street, New York, New York                     10019
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

                                 (212) 582-0900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X               No
                               ------              ------

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                            Yes  X               No
                               ------              ------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                   Outstanding at May 6, 2005
--------------------------------------------------------------------------------
Common Stock, $0.01 par value per share              17,248,845 shares

                           Harris & Harris Group, Inc.
                            Form 10-Q, March 31, 2005

                                                                    Page Number

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements..................................... 1

Consolidated Statements of Assets and Liabilities............................. 2

Consolidated Statements of Operations......................................... 3

Consolidated Statements of Cash Flows......................................... 4

Consolidated Statements of Changes in Net Assets.............................. 5

Consolidated Schedule of Investments.......................................... 6

Notes to Consolidated Financial Statements....................................14


Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations ................................................................19

Background and Overview ......................................................19

Results of Operations ........................................................21

Financial Condition...........................................................22

Liquidity and Capital Resources...............................................24

Risk Factors..................................................................25

Item 3. Quantitative and Qualitative Disclosures About Market Risk............35

Item 4. Controls and Procedures...............................................36

PART II OTHER INFORMATION

Item 6. Exhibits..............................................................39

Signature ....................................................................40

Exhibit Index.................................................................41

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

      The information furnished in the accompanying consolidated financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim period presented.

      Harris & Harris Group, Inc. (the "Company," "us," "our" and "we"), is an internally managed venture capital company that has elected to be treated as a business development company under the Investment Company Act of 1940 (the "1940 Act"). Certain information and disclosures normally included in the consolidated financial statements in accordance with Generally Accepted Accounting Principles have been condensed or omitted as permitted by Regulation S-X and Regulation S-K. It is suggested that the accompanying consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004, contained in our 2004 Annual Report.

      On September 25, 1997, our Board of Directors approved a proposal to seek qualification as a Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code"). At that time, we were taxable under Subchapter C of the Code (a "C Corporation"). In order to qualify as a RIC, we must, in general (1) annually derive at least 90 percent of our gross income from dividends, interest, gains from the sale of securities and similar sources;
(2) quarterly meet certain investment diversification requirements; and (3) annually distribute at least 90 percent of our investment company taxable income as a dividend. In addition to the requirement that we must annually distribute at least 90 percent of our investment company taxable income, we may either distribute or retain our taxable net capital gains from investments, but any net capital gains not distributed could be subject to corporate level tax. Further, we could be subject to a four percent excise tax to the extent we fail to distribute at least 98 percent of our annual investment company taxable income and would be subject to income tax to the extent we fail to distribute 100 percent of our investment company taxable income.

      Because of the specialized nature of our investment portfolio, we generally can satisfy the diversification requirements under Subchapter M of the Code only if we receive a certification from the Securities and Exchange Commission ("SEC") that we are "principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available."

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

                           HARRIS & HARRIS GROUP, INC.
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES


                                                 ASSETS

                                                                     March 31, 2005      December 31, 2004
                                                                      (Unaudited)
Investments, at value (Cost:  $75,545,747 at 3/31/05,
     $77,442,110 at 12/31/04) ...............................         $ 73,900,723          $ 76,244,682
Cash and cash equivalents ...................................              411,956               650,332
Restricted funds ............................................            1,598,985             1,591,971
Receivable from portfolio company ...........................               17,100                10,000
Interest receivable .........................................              164,427                58,960
Income tax receivable .......................................                2,469                 2,480
Prepaid expenses ............................................              421,347               542,489
Other assets, net of reserve of $255,486 at 12/31/04 (Note 9)              255,874               260,537
                                                                      ------------          ------------
Total assets ................................................         $ 76,772,881          $ 79,361,451
                                                                      ============          ============

                                         LIABILITIES & NET ASSETS

Accounts payable and accrued liabilities ....................         $  2,863,830          $  2,905,658
Accrued profit sharing (Note 4) .............................                    0               311,594
Deferred rent ...............................................               33,229                34,930
Deferred income tax liability (Note 6) ......................            1,364,470             1,364,470
                                                                      ------------          ------------
Total liabilities ...........................................            4,261,529             4,616,652
                                                                      ------------          ------------

Net assets ..................................................         $ 72,511,352          $ 74,744,799
                                                                      ============          ============

Net assets are comprised of:
Preferred stock, $0.10 par value,
     2,000,000 shares authorized; none issued ...............         $          0          $          0
Common stock, $0.01 par value, 25,000,000 shares authorized;
     19,077,585 issued at 3/31/05 and 12/31/04 ..............              190,776               190,776
Additional paid in capital ..................................           85,658,150            85,658,150
Accumulated net realized loss ...............................           (6,746,974)           (4,961,123)
Accumulated unrealized depreciation of investments, including deferred tax liability of $1,540,045 at 3/31/05 and
     at 12/31/04 (Note 6) ...................................           (3,185,069)           (2,737,473)
Treasury stock, at cost (1,828,740 shares at 3/31/05 and
     12/31/04) ..............................................           (3,405,531)           (3,405,531)
                                                                      ------------          ------------

Net assets ..................................................         $ 72,511,352          $ 74,744,799
                                                                      ============          ============

Shares outstanding ..........................................           17,248,845            17,248,845
                                                                      ============          ============

Net asset value per outstanding share .......................         $       4.20          $       4.33
                                                                      ============          ============


The accompanying notes are an integral part of these consolidated financial statements.

                           HARRIS & HARRIS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                       Three Months Ended    Three Months Ended
                                                                         March 31, 2005        March 31, 2004
Investment income:
     Interest from:
        Fixed income securities ................................         $    221,498          $     55,853
        Portfolio companies ....................................               38,610                   683
                                                                         ------------          ------------
        Total investment income ................................              260,108                56,536
                                                                         ------------          ------------

Expenses:
     Profit-sharing provision (reversal) (Note 4) ..............             (311,594)                    0
     Salaries and benefits .....................................              567,691               470,075
     Administration and operations .............................              321,961               159,299
     Professional fees .........................................              272,465                79,061
     Rent ......................................................               48,682                33,737
     Directors' fees and expenses ..............................               85,660                52,446
     Depreciation ..............................................               15,269                 9,283
     Custodian fees ............................................                5,564                 2,500
                                                                         ------------          ------------
         Total expenses ........................................            1,005,698               806,401
                                                                         ------------          ------------
Net operating loss .............................................             (745,590)             (749,865)
                                                                         ------------          ------------

Net realized (loss) income from investments:
     Realized income (loss) from investments ...................           (1,036,044)              793,389
     Income tax provision (Note 6) .............................               (4,217)               (6,796)
                                                                         ------------          ------------
     Net realized (loss) income from investments ...............           (1,040,261)              786,593
                                                                         ------------          ------------

Net realized (loss) income .....................................           (1,785,851)               36,728
                                                                         ------------          ------------

Net (increase) decrease in unrealized depreciation on:
     Investment sales ..........................................            1,363,891               915,118
     Investments held ..........................................           (1,811,487)             (131,331)
                                                                         ------------          ------------
     Net (increase) decrease in unrealized
         depreciation on investments ...........................             (447,596)              783,787
                                                                         ------------          ------------

Net (decrease) increase in net assets resulting from operations:
     Total .....................................................         $ (2,233,447)         $    820,515
                                                                         ============          ============
     Per average outstanding share .............................         $      (0.13)         $       0.06
                                                                         ============          ============
     Average outstanding shares ................................           17,248,845            13,798,845
                                                                         ============          ============


The accompanying notes are an integral part of these consolidated financial statements.

                                 HARRIS & HARRIS GROUP, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)


                                                                Three Months Ended    Three Months Ended
                                                                   March 31, 2005       March 31, 2004
Cash flows from operating activities:
Net (decrease) increase in net assets
    resulting from operations ............................         $ (2,233,447)         $    820,515
Adjustments to reconcile net decrease in net assets
resulting from operations to net cash (used in) provided
by operating activities:
    Net realized and unrealized (gain) loss on investments            1,483,640            (1,577,176)
    Depreciation .........................................               15,269                 9,283

Changes in assets and liabilities:
    Restricted funds .....................................               (7,014)             (118,567)
    Receivable from portfolio company ....................               (7,100)                    0
    Interest receivable ..................................             (105,467)              (20,115)
    Income tax receivable ................................                   11                 6,340
    Prepaid expenses .....................................              121,142               (72,324)
    Other assets .........................................                6,142                (3,212)
    Accounts payable and accrued liabilities .............              (41,828)             (411,567)
    Payable to broker for unsettled trade ................                    0            10,583,080
    Accrued profit sharing ...............................             (311,594)                    0
    Deferred rent ........................................               (1,701)               (1,575)
                                                                   ------------          ------------
    Net cash (used in) provided by operating activities ..           (1,081,947)            9,214,682
                                                                   ------------          ------------

Cash flows from investing activities:
    Net (purchase) sale of short-term investments
        and marketable securities ........................            4,287,322            (4,520,645)
    Investment in private placements and loans ...........           (3,782,686)           (7,223,662)
    Proceeds from sale of investments ....................              355,684             2,506,588
    Purchase of fixed assets .............................              (16,749)              (12,726)
                                                                   ------------          ------------
    Net cash provided by (used in) investing activities ..              843,571            (9,250,445)
                                                                   ------------          ------------

Net decrease in cash and cash equivalents:
    Cash and cash equivalents at beginning of the year ...              650,332               425,574
    Cash and cash equivalents at end of the year .........              411,956               389,811
                                                                   ------------          ------------
    Net decrease in cash and cash equivalents ............         $   (238,376)         $    (35,763)
                                                                   ============          ============
Supplemental disclosures of cash flow information:
    Income taxes paid ....................................         $      3,750          $          0


The accompanying notes are an integral part of these consolidated financial statements.

                               HARRIS & HARRIS GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                     (Unaudited)


                                                     Three Months Ended    Three Months Ended
                                                        March 31, 2005        March 31, 2004
Changes in net assets from operations:

     Net operating loss .......................         $   (745,590)         $   (749,865)
     Net realized (loss) income on investments            (1,040,261)              786,593
     Net decrease in unrealized depreciation
         on investments as a result of sales ..            1,363,891               915,118
     Net increase in unrealized depreciation on
         investments held .....................           (1,811,487)             (131,331)
                                                        ------------          ------------
Net (decrease) increase in net assets .........           (2,233,447)              820,515
                                                        ------------          ------------

Net assets:

     Beginning of the period ..................           74,744,799            40,682,738
                                                        ------------          ------------
     End of the period ........................         $ 72,511,352          $ 41,503,253
                                                        ============          ============


The accompanying notes are an integral part of these consolidated financial statements.

                           HARRIS & HARRIS GROUP, INC.
            CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2005


                                                                           Method of       Shares/
                                                                           Valuation (3)   Principal         Value
                                                                           -------------   ---------         -----
Investments in Unaffiliated Companies (7)(8)(9) - 12.1% of net assets

Private Placement Portfolio (Illiquid) - 12.1% of net assets

AlphaSimplex Group, LLC (2) -- Investment management company headed by
     Dr. Andrew W. Lo, holder of the Harris & Harris Group Chair at MIT
     Limited Liability Company Interest ...............................       (C)               --       $  125,000
                                                                                                         ----------

Continuum Photonics, Inc. (1)(2)(5) -- Develops optical networking components by merging materials, MEMS and
     electronics technologies
     Series B Convertible Preferred Stock .............................       (B)        2,000,000          147,724
     Series C Convertible Preferred Stock .............................       (B)        2,689,103          159,691
                                                                                                         ----------
                                                                                                            307,415
                                                                                                         ----------
Crystal IS, Inc. (1)(2)(5) - Develops a technology to grow
     single-crystal boules of aluminum nitride for gallium nitride electronics
     Series A Convertible Preferred Stock .............................       (A)          274,100          199,983
                                                                                                         ----------
Exponential Business  Development  Company (1)(2) --
     Venture capital partnership focused on early stage companies
     Limited Partnership Interest .....................................       (B)               --                0
                                                                                                         ----------

Heartware, Inc. (1)(2)(5) -- Develops ventricular assist devices
     Series A-2 Non-Voting Preferred Stock ............................       (B)           47,620                0
                                                                                                         ----------

Molecular Imprints, Inc. (1)(2) -- Develops nanoimprint lithography capital equipment
     Series B Convertible Preferred Stock .............................       (A)        1,333,333        2,000,000
                                                                                                         ----------

Nanosys, Inc. (1)(2)(5) -- Develops nanotechnology-enabled systems incorporating zero and one-dimensional inorganic
     nanometer-scale materials
     Series C Convertible Preferred Stock .............................       (A)          803,428        1,500,000
                                                                                                         ----------

Nantero, Inc. (1)(2)(5) -- Develops a high-density, nonvolatile, random access memory chip, using nanotechnology
     Series A Convertible Preferred Stock .............................       (C)          345,070        1,046,908
     Series B Convertible Preferred Stock .............................       (C)          207,051          628,172
     Series C Convertible Preferred Stock .............................       (C)          188,315          571,329
                                                                                                         ----------
                                                                                                          2,246,409
                                                                                                         ----------
NeoPhotonics Corporation (1)(2)(5) -- Develops and manufactures planar optical devices and components
    Common Stock   .................................................          (C)           60,580            9,105
    Series 1 Convertible Preferred Stock ..............................       (A)        1,831,256        2,014,677
    Warrants at $0.15 expiring 3/12/11 ................................       (C)           30,426              304
                                                                                                         ----------
                                                                                                          2,024,086
                                                                                                         ----------


The accompanying notes are an integral part of these consolidated financial statements.

                           HARRIS & HARRIS GROUP, INC.
            CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2005


                                                                                 Method of          Shares/
                                                                                Valuation (3)      Principal        Value
                                                                                -------------      ---------        -----
Investments in Unaffiliated Companies (7)(8)(9) - 12.1% of net assets (cont.)

Private Placement Portfolio (Illiquid) - 12.1% of net assets (cont.)

Optiva, Inc. (1)(2)(5) -- Develops and commercializes nanomaterials for display industry applications
     Series C Convertible Preferred Stock.........................................(B)              1,249,999       $        0
     Secured Convertible Bridge Note with 50% Preferred
     Stock Warrant coverage.......................................................(B)             $  750,000                0
                                                                                                                   ----------
                                                                                                                            0
                                                                                                                   ----------
Solazyme, Inc. (1)(2)(5) -- Harnesses energy-harvesting machinery of photosynthetic microbes to produce industrial and pharmaceutical molecules
     Convertible Promissory Note..................................................(A)             $  310,000          341,526
                                                                                                                   ----------
Total Unaffiliated Private Placement Portfolio (cost: $11,311,070) ................................................$8,744,419
                                                                                                                   ----------
Total Investments in Unaffiliated Companies (cost: $11,311,070) ...................................................$8,744,419
                                                                                                                   ----------


The accompanying notes are an integral part of these consolidated financial statements.

                           HARRIS & HARRIS GROUP, INC.
            CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2005


                                                                                         Method of          Shares/
                                                                                       Valuation (3)       Principal        Value
                                                                                       -------------       ---------        -----
Investments in Non-Controlled Affiliated Companies (7)(8)(10) - 34.4% of net assets

Publicly Traded Portfolio - 15.0% of net assets

NeuroMetrix, Inc. (1)(11) -- Develops and sells medical devices for monitoring neuromuscular disorders
     Common Stock ..............................................................           (D)            1,137,570    $10,863,793
                                                                                                                       -----------
Total Publicly Traded Portfolio (cost:  $4,411,373) ...................................................................$10,863,793
                                                                                                                       -----------
Private Placement Portfolio (Illiquid) - 19.4% of net assets

Cambrios Technologies  Corporation  (1)(2)(5) -- Develops  commercially relevant materials by evolving  biomolecules to express  control over  nanostructure synthesis
     Series B Convertible Preferred ............................................           (A)            1,294,025      1,294,025
                                                                                                                       -----------
Chlorogen, Inc. (1)(2)(5) -- Develops patented chloroplast technology to produce plant-made proteins
     Series A Convertible Preferred Stock ......................................           (A)            4,478,038        785,000
                                                                                                                       -----------

CSwitch, Inc. (1)(2)(5) -- Develops next-generation, system-on-a-chip solutions for communications-based platforms
     Series A Convertible Preferred Stock ......................................           (A)            1,000,000      1,000,000
                                                                                                                       -----------
Experion Systems, Inc. (1)(2)(6) -- Develops and sells software to credit unions
     Series A Convertible Preferred Stock ......................................           (B)              294,118              0
     Series B Convertible Preferred Stock ......................................           (B)               35,294              0
     Series C Convertible Preferred Stock ......................................           (B)              222,184              0
     Series D Convertible Preferred Stock ......................................           (B)               64,501        202,103
                                                                                                                       -----------
                                                                                                                           202,103
                                                                                                                       -----------
NanoGram Corporation (1)(2)(5) -- Develops a broad suite of intellectual property utilizing nanotechnology
     Series I Convertible Preferred Stock ......................................           (A)               63,210         21,672
     Series II Convertible Preferred Stock .....................................           (A)            1,250,904      1,000,723
                                                                                                                       -----------
                                                                                                                         1,022,395
                                                                                                                       -----------
Nanomix, Inc. (1)(2)(5) -- Develops nanoelectronic sensors that integrate carbon nanotube electronics with silicon microstructures
    Series C Convertible Preferred Stock .......................................           (A)            9,779,181      2,500,000
                                                                                                                       -----------

NanoOpto Corporation (1)(2)(5) -- Develops discrete and integrated optical communications  sub-components  on a chip  by  utilizing nano-manufacturing technology
    Series A-1 Convertible Preferred Stock .....................................           (C)              267,857         48,735
    Series B Convertible Preferred Stock .......................................           (C)            3,819,935      1,665,111
    Series C Convertible Preferred Stock .......................................           (C)            1,932,789        842,503
    Warrants at $0.4359 expiring 03/15/10 ......................................           (C)              193,279              0
                                                                                                                       -----------
                                                                                                                         2,556,349
                                                                                                                       -----------

The accompanying notes are an integral part of these consolidated financial statements.

                           HARRIS & HARRIS GROUP, INC.
            CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2005


                                                                                   Method of         Shares/
                                                                                 Valuation (3)      Principal        Value
                                                                                 -------------      ---------        -----
Private Placement Portfolio (Illiquid) - 19.4% of net assets (cont.)

Nanopharma Corp. (1)(2)(5) -- Develops advanced polymers for drug delivery
    Series A Convertible Preferred Stock ......................................       (A)           684,516       $   700,000
    Secured Convertible Bridge Note with 25% Warrants .........................       (A)       $   550,000           566,863
                                                                                                                  -----------
                                                                                                                    1,266,863
                                                                                                                  -----------
Nanotechnologies, Inc. (1)(2)(5) -- Develops and commercializes nanoscale materials for industry
    Series B Convertible Preferred Stock ......................................       (B)         1,538,837                 0
    Series C Convertible Preferred Stock ......................................       (B)           473,903                 0
                                                                                                                  -----------
                                                                                                                            0
                                                                                                                  -----------
Nextreme Thermal Solutions, Inc. (1)(2)(5) -- Manufactures thin-film, superlattice thermoelectric devices
    Series A Convertible Preferred Stock ......................................       (A)           500,000           500,000
                                                                                                                  -----------
Questech Corporation (1)(2) -- Manufactures and markets proprietary metal decorative tiles
     Common Stock .............................................................       (C)           646,954       $   724,588
     Warrants at $1.50 expiring 11/16/05 ......................................       (C)             1,250                 0
     Warrants at $1.50 expiring 08/03/06 ......................................       (C)             8,500                 0
     Warrants at $1.50 expiring 11/21/07 ......................................       (C)             3,750                 0
     Warrants at $1.50 expiring 11/19/08 ......................................       (C)             5,000                 0
     Warrants at $1.50 expiring 11/19/09 ......................................       (C)             5,000                 0
                                                                                                                  -----------
                                                                                                                      724,588
                                                                                                                  -----------
Starfire Systems, Inc. (1)(2)(5) -- Develops and produces ceramic-
     forming polymers
     Common Stock .............................................................       (A)           375,000           150,000
     Series A-1 Convertible Preferred Stock ...................................       (A)           600,000           600,000
                                                                                                                  -----------
                                                                                                                      750,000
                                                                                                                  -----------

Zia Laser, Inc. (1)(2)(4)(5) -- Manufactures quantum dot semiconductor lasers
     Series C Convertible Preferred Stock .....................................       (A)         1,500,000         1,500,000
                                                                                                                  -----------
Total Non-Controlled Private Placement Portfolio (cost: $19,171,176) .............................................$14,101,323
                                                                                                                  -----------
Total Investments in Non-Controlled Affiliated Companies (cost: $23,582,549) .....................................$24,965,116
                                                                                                                  -----------


U.S. Government and Agency Obligations - 55.4% of net assets

     U.S. Treasury Notes -- due date 04/30/05, coupon 1.625% ..................       (H)           767,000           766,279
     U.S. Treasury Notes - due date 06/30/05, coupon 1.125% ...................       (H)        21,500,000        21,415,935
     U.S. Treasury Notes -- due date 02/28/06, coupon 1.625% ..................       (H)         2,000,000         1,968,120
     U.S. Treasury Notes - due date 06/30/06, coupon 2.75% ....................       (H)        10,000,000         9,899,200
     U.S. Treasury Notes -- due date 02/15/07, coupon 2.25% ...................       (H)         2,000,000         1,945,460
     U.S. Treasury Notes -- due date 05/15/08, coupon 2.625% ..................       (H)         1,999,000         1,920,299
     U.S. Treasury Notes -- due date 03/15/09, coupon 2.625% ..................       (H)         2,402,000         2,275,895
                                                                                                                  -----------
Total Investments in U.S. Government and Agency Obligations (cost: $40,652,128)...................................$40,191,188
                                                                                                                  -----------
Total Investments (cost: $75,545,747) ............................................................................$73,900,723
                                                                                                                  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                           HARRIS & HARRIS GROUP, INC.
            CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2005

Notes to Consolidated Schedule of Investments

(1) Represents a non-income producing security. Equity investments that have not paid dividends within the last 12 months are considered to be non-income producing.

(2)   Legal restrictions on sale of investment.

(3) See Footnote to Schedule of Investments for a description of the Valuation Procedures.

(4)   Initial investment was made during 2005.

(5) These investments are development stage companies. A development stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations, or it has commenced such operations but has not realized significant revenue from them.

(6)   Experion Systems, Inc., was previously named MyPersonalAdvocate.com, Inc.

(7) Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own more than five percent, but less than 25 percent, of the voting shares of the portfolio company. Investments in controlled affiliated companies consist of investments in which we own more than 25 percent of the voting shares of the portfolio company.

(8) The percentage ownership of each portfolio company disclosed in the Consolidated Schedule of Investments expresses the potential equity interest in each such portfolio company. The calculated percentage represents the amount of the issuer's equity securities we own or can acquire as a percentage of the issuer's total outstanding equity securities plus equity securities reserved for issued and outstanding warrants, convertible securities and all authorized stock options, both granted and ungranted.

(9) The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $11,311,070. The gross unrealized appreciation based on the tax cost for these securities is $979,490. The gross unrealized depreciation based on the tax cost for these securities is $3,546,141.

(10) The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $23,582,549. The gross unrealized appreciation based on the tax cost for these securities is $6,452,420. The gross unrealized depreciation based on the tax cost for these securities is $5,069,853.

(11) The Company's 1,137,570 share holding in NeuroMetrix, Inc. (Nasdaq National Market Symbol: NURO), at the March 31, 2005, market price per share of $9.55, was $10,863,793. The lock-up period on the sale of these shares expired on January 18, 2005. Charles E. Harris, our Chairman and CEO, is a board member of NeuroMetrix, Inc.

The accompanying notes are an integral part of this consolidated schedule.

                           HARRIS & HARRIS GROUP, INC.
                FOOTNOTE TO CONSOLIDATED SCHEDULE OF INVESTMENTS

VALUATION PROCEDURES

      Our investments can be classified into five broad categories for valuation purposes:

      1)    EQUITY-RELATED SECURITIES

      2) INVESTMENTS IN INTELLECTUAL PROPERTY OR PATENTS OR RESEARCH AND DEVELOPMENT IN TECHNOLOGY OR PRODUCT DEVELOPMENT

      3)    LONG-TERM FIXED-INCOME SECURITIES

      4)    SHORT-TERM FIXED-INCOME INVESTMENTS

      5)    ALL OTHER INVESTMENTS

      The 1940 Act requires periodic valuation of each investment in our portfolio to determine our net asset value. Under the 1940 Act, unrestricted securities with readily available market quotations are to be valued at the current market value; all other assets must be valued at "fair value" as determined in good faith by or under the direction of the Board of Directors.

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

      Our valuation policy with respect to the five broad investment categories is as follows:

EQUITY-RELATED SECURITIES

      Equity-related securities are valued using one or more of the following basic methods of valuation:

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

      For all other investments, the reported values shall reflect the Valuation Committee's judgment of fair values as of the valuation date using the outlined basic methods of valuation or any other method of valuation within the prescribed guidelines that the Valuation Committee determines after review and analysis is more appropriate for the particular kind of investment. They do not necessarily represent an amount of money that would be realized if we had to sell such assets in an immediate liquidation. Thus, valuations as of any particular date are not necessarily indicative of amounts that we may ultimately realize as a result of future sales or other dispositions of investments we hold.

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

      Harris & Harris Enterprises, Inc. ("Enterprises"), is a 100 percent wholly owned subsidiary of the Company. Enterprises is a partner in Harris Partners I, L.P. and is taxed as a C corporation. Harris Partners I, L.P., is a limited partnership and owns our interest in AlphaSimplex Group, LLC. The partners of Harris Partners I, L.P., are Enterprises (sole general partner) and Harris & Harris Group, Inc. (sole limited partner).

      We filed for the 1999 tax year to elect treatment as a Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code") and qualified for the same treatment for the years 2000 through 2003. There can be no assurance that we will qualify as a RIC for 2004 or subsequent years. In addition, under certain circumstances, even if we qualified for Subchapter M treatment for a given year, we might take action in a subsequent year to ensure that we would be taxed in that subsequent year as a C Corporation, rather than as a RIC. As a RIC, we must, among other factors, distribute at least 90 percent of our investment company taxable income and may either distribute or retain our realized net capital gains on investments.

NOTE 2. INTERIM FINANCIAL STATEMENTS

      Our interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and in conformity with generally accepted accounting principles applicable to interim financial information. Accordingly, they do not include all information and disclosures necessary for a presentation of our financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements:

      Principles of Consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for investment companies and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Cash and Cash Equivalents. Cash and cash equivalents include money market instruments with maturities of less than three months.

      Portfolio Investment Valuations. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission. Value, as defined in Section 2(a)(41) of the 1940 Act, is
(i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") At March 31, 2005, our financial statements include private venture capital investments valued at $22,845,742, the fair values of which were determined in good faith by, or under the direction, of the Board of Directors.

      Securities Transactions. Securities transactions are accounted for on the date the securities are purchased or sold (trade date); dividend income is recorded on the ex-dividend date; and interest income is accrued as earned. Realized gains and losses on investment transactions are determined by specific identification for financial reporting and tax reporting.

      Income Taxes. Prior to January 1, 1999, we recorded income taxes using the liability method in accordance with the provisions of Statement of Financial Accounting Standards No. 109. Accordingly, deferred tax liabilities had been established to reflect temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; the most significant such difference relates to our unrealized appreciation on investments.

      The March 31, 2005, consolidated statement of assets and liabilities includes a liability for deferred taxes on the remaining net Built-In Gains as of December 31, 1998, net of the unutilized operating and capital loss carryforwards incurred by us through December 31, 1998.

      We pay federal, state and local income taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, which is a C corporation. (See "Note 6. Income Taxes.")

      Estimates by Management. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities as of March 31, 2005, and December 31, 2004, and the reported amounts of revenues and expenses for the three months ended March 31, 2005, and March 31, 2004. The most significant estimates relate to the fair valuations of certain of our investments. Actual results could differ from these estimates.

NOTE 4. EMPLOYEE PROFIT SHARING PLAN

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

      For purposes of the 2002 Plan, our net realized income includes investment income, realized gains and losses, and operating expenses (including taxes paid or payable by us), but is calculated without including dividends paid or distributions made to shareholders, payments under the Plan, unrealized gains and losses, and loss carry-overs from other years, which we refer to as qualifying income. The proportion of net after-tax realized gains attributable to asset values as of September 30, 1997 is considered nonqualifying gain, which reduces qualifying income. As soon as practicable following the year-end audit, the Audit Committee will determine whether, and if so how much, qualifying income exists for a plan year. Once determined, 90 percent of the Payout Amount will be paid out to Plan participants pursuant to the distribution percentages set forth in the Plan. The remaining 10 percent will be paid out after we have filed our federal tax return for that plan year.

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

      The grandfathered participations are set forth below:


                                            Grandfathered Participations
                                            ----------------------------
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

      We perform a calculation to determine the accrual for profit-sharing. We calculate 20 percent of qualifying income pursuant to the terms of the plan and estimate the effect on qualifying income of selling all the portfolio investments that are valued above cost (i.e., are in an unrealized appreciation position). While the accrual will fluctuate as a result of changes in qualifying income and changes in unrealized appreciation, payments are only made to the extent that qualifying income exists. During 2003, we made no accrual for profit sharing. At December 31, 2004, we had $311,594 accrued for profit sharing. At March 31, 2005, we have no accrual for profit sharing, and we reversed the $311,594 that was accrued at December 31, 2004.

NOTE 5. DISTRIBUTABLE EARNINGS

      As of December 31, 2004, and March 31, 2005, there are no distributable earnings. The difference between the book basis and tax basis components of distributable earnings is primarily attributed to Built-In Gains existing at the time of our qualification as a RIC (see Note 6. "Income Taxes"), nondeductible deferred compensation and net operating losses.

NOTE 6. INCOME TAXES

      Provided that a proper election is made, a corporation taxable under Subchapter C of the Internal Revenue Code (a "C Corporation") that elects to qualify as a RIC continues to be taxable as a C Corporation on any gains realized within 10 years of its qualification as a RIC (the "Inclusion Period") from sales of assets that were held by the corporation on the effective date of the RIC election ("C Corporation Assets"), to the extent of any gain built into the assets on such date ("Built-In Gain"). (If the corporation fails to make a proper election, it is taxable on its Built-In Gain as of the effective date of its RIC election.) We had Built-In Gains at the time of our qualification as a RIC and made the election to be taxed on any Built-In Gain realized during the Inclusion Period. Prior to 1999, we incurred ordinary and capital losses from operations. After our election of RIC status, those losses remained available to be carried forward to subsequent taxable years. We have previously used loss carryforwards to offset Built-In Gains. As of January 1, 2005, and March 31, 2005, we had $501,640 of pre-1999 loss carryforwards remaining and $4,663,457 of unrealized Built-In Gains remaining.

      Our net deferred tax liability at March 31, 2005, and December 31, 2004, consists of the following:


                                                    March 31, 2005              December 31, 2004
Tax on unrealized Built-In Gains                    $    1,540,044              $       1,540,044
Net operating loss and capital carryforward               (175,574)                      (175,574)
                                                    --------------              -----------------

Net deferred income tax liability                   $    1,364,470              $       1,364,470
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

      We pay federal, state and local taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is taxed as a C Corporation. For the three months ended March 31, 2005, and 2004, our income tax provision was $4,217 and $6,796, respectively.

NOTE 7. ASSET ACCOUNT LINE OF CREDIT

      On November 19, 2001, we established an asset account line of credit. Any borrowings under the asset account line of credit will be secured by government and government agency securities. Currently, under the asset account line of credit, we may borrow up to $8,000,000. The asset account line of credit may be increased to up to 95 percent of the current value of the government and government agency securities with which we secure the line. Our outstanding balance under the asset account line of credit at both March 31, 2005, and 2004, was $0. The asset account line of credit bears interest at the Broker Call Rate plus 50 basis points.

NOTE 8. SUBSEQUENT EVENTS

      On April 14, 2005, we made a $100,000 follow-on investment in a privately held portfolio company.

      On April 27, 2005, we sold our investment in Nanotechnologies, Inc., to Nanotechnologies, Inc., for $1 (one dollar).

NOTE 9. OTHER

      At March 31, 2004 we had a total of $255,486 of funds in escrow as a result of the merger of NanoGram Devices Corporation and a wholly owned subsidiary of Wilson Greatbatch Technologies, Inc. The funds were held for one year, until March 16, 2005, in an interest-bearing escrow account to secure the indemnification obligations of the former stockholders of NanoGram Devices Corporation. During the quarter ended March 31, 2004, we set up, by a charge to realized income from investments, a reserve of 100 percent of the $255,486. Upon receipt of the funds, on March 16, 2005, we released the reserve and realized the income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information contained in this section should be read in conjunction with our March 31, 2005, Consolidated Financial Statements, and our December 31, 2004, Consolidated Financial Statements, and notes thereto.

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

      Since our investment in Otisville in 1983, we have made a total of 64 venture capital investments, including four investments, via private placements, in securities of publicly traded companies. We have sold 39 of these 64 investments, realizing total proceeds of $108,180,940 on our invested capital of $41,470,859. Seventeen of these 39 investments were profitable. As measured from first dollar in to last dollar out, the average and median holding periods for these 39 investments were 3.5 years and 3.2 years, respectively. As measured by tranches of cash invested to tranches of cash received, the average and median holding periods for the 128 separate investment tranches were 2.7 years and 2.4 years, respectively. At March 31, 2005, we valued the 25 venture capital investments remaining in our portfolio at $33,709,535, or 46.5 percent of our net assets, net of unrealized depreciation of $1,184,084. At March 31, 2005, from first dollar in, the average and median holding periods for our 25 current venture capital investments are 2.9 years and 2.0 years, respectively.

      We have invested a substantial portion of our assets in venture capital investments of private, development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth, have little or no history of operations and are developing unproven technologies. At March 31, 2005, $22,845,742, or 31.5 percent, of our net assets, consisted of private venture capital investments at fair value, net of unrealized depreciation of $7,636,504. At December 31, 2004, $18,508,138, or
24.8 percent, of our net assets, consisted of private venture capital investments at fair value, net of unrealized depreciation of $9,577,094.

      At March 31, 2005, $10,863,793, or 15.0 percent of our net assets, consisted of common shares of NeuroMetrix, Inc., a publicly-traded venture capital investment, valued at market value, of which unrealized appreciation was $6,452,420. Prior to March 31, 2005, the fair value for NeuroMetrix, Inc. was determined in good faith by our Valuation Committee within guidelines established by our Board of Directors.

      We value our private venture capital investments each quarter at fair value as determined in good faith by our Valuation Committee within guidelines established by our Board of Directors in accordance with the 1940 Act. (See "Footnote to Consolidated Schedule of Investments" contained in "Consolidated Financial Statements.")

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

Results of Operations

Three months ended March 31, 2005, as compared to the three months ended March 31, 2004

      We had a net decrease in net assets resulting from operations of $2,233,447 in the three months ended March 31, 2005, as compared with a net increase in net assets resulting from operations of $820,515 in the three months ended March 31, 2004.

Investment Income and Expenses:

      We had net operating losses of $745,590 and $749,865 for the three months ended March 31, 2005, and March 31, 2004, respectively.

      Operating expenses were $1,005,698 and $806,401 for the three months ended March 31, 2005, and March 31, 2004, respectively. During the three months ended March 31, 2005, as compared with the three months ended March 31, 2004, professional fees increased by $193,404, or 244.6 percent, primarily as a result of the ongoing expense of the implementation of the Sarbanes-Oxley Act of 2002. The increase in administration and operations of $162,662, or 102.1 percent, is primarily associated with the increase in the number of employees from six at March 31, 2004, to 10 at March 31, 2005, and an increase in directors and officers liability insurance expense. These increases were offset by a profit-sharing reversal of $311,594 during the three months ended March 31, 2005, versus no profit-sharing provision during the three months ended March 31, 2004.

Realized Income and Losses from Investments:

      During the three months ended March 31, 2005, we realized net losses of $1,036,044, and during the three months ended March 31, 2004, we realized gains of $793,389.

      During the three months ended March 31, 2005, we realized net losses of $1,036,044, consisting primarily of a realized loss of $1,358,286 from the sale of our investment in Agile Materials & Technologies, Inc., offset by a realized gain of $255,486 resulting from the receipt of funds that were held in escrow for one year from the March 2004 merger of NanoGram Devices Corporation and a wholly owned subsidiary of Wilson Greatbatch Technologies, Inc. In March 2004, we set up a reserve of $255,486, by a charge to realized income from investments. On March 16, 2005, the funds were released to us, and we released the reserve and recorded the realized income.

Unrealized Appreciation and Depreciation of Portfolio Securities:

      Net unrealized depreciation on investments increased by $447,596, or 37.4 percent, during the three months ended March 31, 2005, from $1,197,428 at December 31, 2004, to $1,645,024 at March 31, 2005.

      During the three months ended March 31, 2005, net unrealized depreciation on our venture capital investments increased by $309,439, from $874,645 to $1,184,084 primarily owing to a decrease in the valuation of our investment in NeuroMetrix, Inc., of $2,250,029, offset by an increase in the valuation of our investment in Nantero, Inc., of $813,771. In addition, unrealized depreciation decreased by $1,364,081 as a result of the loss realized on the sale of Agile Materials & Technologies, Inc.

Financial Condition

Three Months ended March 31, 2005

      Our total assets and net assets were $76,772,881 and $72,511,352, respectively, at March 31, 2005, compared with $79,361,451 and $74,744,799 at December 31, 2004.

      Net asset value per share ("NAV") was $4.20 at March 31, 2005, versus $4.33 at December 31, 2004. Our shares outstanding remained unchanged during the three months ended March 31, 2005.

      Significant developments in the three months ended March 31, 2005, were an increase in the value of our venture capital investments of $2,087,575 and a decrease in the value of our investment in U.S. government and agency obligations of $4,431,534. The increase in the value of our venture capital investments, from $31,621,960 at December 31, 2004, to $33,709,535 at March 31, 2005, resulted primarily from one new and five follow-on investments, partially offset by a net decrease in the net value of our previous venture capital investments. The decrease in the value of our U.S. government and agency obligations, from $44,622,722 at December 31, 2004, to $40,191,188 at March 31, 2005, is primarily owing to the use of funds for investments and working capital.

      The following table is a summary of additions to our portfolio of venture capital investments during the three months ended March 31, 2005:

                    New Investment                               Amount
                    --------------                            -------------
                    Zia Laser, Inc.                           $ 1,500,000

                    Follow-on Investment
                    --------------------
                    Cambrios, Inc.                            $   511,006
                    Nanomix, Inc.                             $   250,000
                    NanoOpto Corporation                      $   411,741
                    Nantero, Inc.                             $   571,329
                    Starfire Systems, Inc.                    $   500,000
                                                              -----------

                    Total                                     $ 3,744,076
                                                              ===========

      The following tables summarize the values of our portfolios of venture capital investments and U.S. government and agency obligations, as compared with their cost, at March 31, 2005, December 31, 2004, and December 31, 2003:


                                                       March 31,                   December 31,
                                                         2005              2004                     2003
                                                     -------------   -------------------------------------------
         Venture capital investments,
              at cost                                 $34,893,619     $32,496,605                  $17,481,879
         Unrealized depreciation(1)                     1,184,084         874,645                    2,375,303
                                                      -----------     -----------                  -----------
         Venture capital investments,
              at fair value                           $33,709,535     $31,621,960                  $15,106,576
                                                      ===========     ===========                  ===========


                                                        March 31,                   December 31,
                                                          2005             2004                     2003
                                                     -------------   -------------------------------------------
         U.S. government and agency
              obligations, at cost                  $40,652,128       $44,945,505                  $27,121,899
         Unrealized depreciation(1)                     460,940           322,783                        1,413
                                                    -----------       -----------                  -----------
         U.S. government and agency
              obligations, at fair value            $40,191,188       $44,622,722                  $27,120,486
                                                    ===========       ===========                  ===========

(1)At March 31, 2005,  December 31, 2004, and December 31, 2003, the accumulated
unrealized   depreciation  on  investments,   including   deferred  taxes,   was
$3,185,069, $2,737,473 and $3,221,635, respectively.

      The following table summarizes the value composition of our venture capital investment portfolio at March 31, 2005, December 31, 2004, and December 31, 2003. NeuroMetrix, Inc., accounted for 97.1 percent, 97.6 percent and 85.6 percent of the "Other Venture Capital Investments," at March 31, 2005, December 31, 2004, and December 31, 2003, respectively.


                                                       March 31,                         December 31,
         Category                                        2005                      2004               2003
                                                     ------------         --------------------- ----------------
         Tiny Technology                                    66.8%                57.5%                60.7%
         Other Venture Capital Investments                  33.2%                42.5%                39.3%
                                                           ------               ------               ------
         Total Venture Capital Investments                 100.0%               100.0%               100.0%
                                                           ======               ======               ======

         The following table summarizes the fair value composition of our venture capital investment portfolio that was still privately held at March 31, 2005, December 31, 2004, and December 31, 2003. NeuroMetrix, Inc., became a publicly held company in July 2004.


                                                       March 31,                         December 31,
         Category                                        2005                      2004               2003
                                                     ------------         --------------------- ----------------
         Tiny Technology                                    98.6%                98.2%                60.7%
         Other Privately Held Venture
           Capital Investments                               1.4%                 1.8%                39.3%
                                                         --------              ------                 -----
         Total Private Venture

           Capital Investments                             100.0%               100.0%               100.0%
                                                           ======              ======                ======

Liquidity

      Our primary sources of liquidity are cash and government and government agency securities, receivables and freely marketable non-government securities, net of short-term indebtedness. Our secondary sources of liquidity are restricted securities of companies that are publicly traded. At March 31, 2005, NeuroMetrix, Inc., is our only publicly traded, freely marketable non-government security. NeuroMetrix became a publicly traded company in July 2004, and our common shares of NeuroMetrix were contractually restricted until January 18, 2005.

Three Months ended March 31, 2005

      At March 31, 2005, and December 31, 2004, our total net primary liquidity was $51,650,933 and $45,353,691, respectively, and our secondary liquidity was $0 and $13,133,822, respectively.

      The increase in our primary liquidity and decrease in our secondary liquidity from December 31, 2004, to March 31, 2005, is primarily owing to the reclassification of our common shares of NeuroMetrix, Inc. from secondary liquidity to primary liquidity, as they are no longer restricted at March 31, 2005. The decrease in our total liquidity is primarily owing to the investments made in venture capital portfolio companies, a decrease in the value of our investment in NeuroMetrix, Inc., and the use of funds for net operating expenses. NeuroMetrix's common stock is thinly traded, which could negatively impact our liquidity.

Capital Resources

      In 2004, we registered with the Securities and Exchange Commission for the sale of up to 7,000,000 shares of our common stock from time to time. On July 7, 2004, we sold 3,450,000 common shares for net proceeds of $36,501,000; net proceeds of the offering, less offering costs of $372,825, were $36,128,175. We intend to use, and have been using, the net proceeds of the offering, less offering costs, to make new investments in tiny technology as well as follow-on investments in our existing venture capital investments, and for working capital. Through March 31, 2005, we have used $8,860,125 for these purposes. An additional 3,550,000 shares of our common stock may be sold at prices and on terms to be set forth in one or more supplements to the prospectus from time to time.

Critical Accounting Policies

      Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex or subjective judgments. Our critical accounting policies are those applicable to the valuation of investments.

Valuation of Portfolio Investments

      As a business development company, we invest primarily in illiquid securities, including debt and equity securities of private companies. The investments are generally subject to restrictions on resale and generally have no established trading market. We value all of our private equity investments at fair value as determined in good faith by our Valuation Committee. The Valuation Committee, comprised of three or more independent Board members, reviews and approves the valuation of our investments within the guidelines established by the Board of Directors. Fair value is generally defined as the amount for which an investment could be sold in an orderly disposition over a reasonable time. Generally, to increase objectivity in valuing our assets, external measures of value, such as public markets or third party transactions, are utilized whenever possible. Valuation is not based on long-term work-out value, nor immediate liquidation value, nor incremental value for potential changes that may take place in the future.

Recent Developments

      On April 14, 2005, we made a $100,000 follow-on investment in a privately held portfolio company.

      On April 27, 2005, we sold our investment in Nanotechnologies, Inc., to Nanotechnologies, Inc., for $1 (one dollar).

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

      To develop products for certain target markets, many of our portfolio companies depend on entering into collaborations to offset cash used in operating activities and leverage their partners' financial, research and development, manufacturing, marketing and sales capabilities. These portfolio companies may not be able to enter into new collaborations for their target markets, which would limit their access to important financial, research and development, marketing and sales resources. One partner may also react negatively to the non-extension of the collaboration with another partner. Our portfolio companies will need to convince their current and future partners of the feasibility and benefits of using their tiny technology-enabled products as part of their end user products, which may be time consuming. If our portfolio companies are unable to persuade their partners to use their tiny technology-enabled products, they may not be able to commercialize their products or to generate revenues from product sales. To use our portfolio companies' tiny technology-enabled products, their partners will be required to integrate these products into their final products, and they may not do so successfully. These conditions could lead to losses in our portfolio and have a significant adverse effect on the value of our common stock.

Our portfolio companies may not currently have the ability to manufacture nanotechnology-enabled products in volume and will not be able to sell products without developing volume manufacturing capabilities.

      The manufacture of our portfolio companies' potential nanotechnology-enabled products is unproven and will require long lead times to establish adequate facilities. Some of the potential products may require our portfolio companies to manufacture large volumes of materials that are substantially larger than their current capabilities in order to meet commercial demand. Our portfolio companies may not be able to develop commercial scale manufacturing capabilities or produce products cost effectively. If our portfolio companies are able to manufacture economically or obtain their products in commercial quantities that meet acceptable performance and quality specifications, it could lead to financial losses in our portfolio and have a significant adverse effect on the value of our common stock.

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

      Even if the products of our portfolio companies are technologically feasible, these early-stage companies may not successfully develop commercially viable products on a timely basis, if at all. It could be at least several years before many of our portfolio companies develop first products that are commercially available and, during this period, superior competitive technologies may be introduced or customer needs may change resulting in some products being unsuitable for commercialization. The revenue growth and achievement of profitability by our portfolio companies will depend substantially on their ability to introduce new products into the marketplace that are widely accepted by customers. If they are unable, cost effectively, to achieve commercial acceptance of their products, the value of our portfolio could be significantly, adversely affected, which could have a significant adverse effect on the value of our common stock.

Some of our portfolio companies plan concurrently to develop a number of products, and any one or all of these products may fail to achieve commercial acceptance.

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

      Even if the technology and products of our portfolio companies gain commercial acceptance, they may not be able to manufacture their products at a cost that enables them to become and remain profitable. Even if our portfolio companies are able to manufacture their products on a commercial scale, the cost of manufacturing their products may be higher than they expect. If the costs associated with that manufacturing, together with their royalty obligations, are not significantly less than the prices at which they can sell their products, we could experience financial losses in our portfolio, which could have a significant adverse effect on the value of our common stock.

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

      The subject of nanotechnology has received negative as well as positive publicity and has aroused public debate. Government authorities could, for social or other purposes, prohibit or regulate the use of nanotechnology. Ethical, emotional, rational and irrational and other concerns about nanotechnology could adversely affect acceptance of the potential products of our portfolio companies or lead to government regulation of nanotechnology-enabled products, any of which could have a significant adverse effect on the value of our common stock.

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

      Our business of making venture capital investments and positioning our portfolio companies for liquidity events may be adversely affected by current and future capital markets and economic conditions. The public equity markets currently provide less opportunity for liquidity events than at times in the past when there was more robust demand for initial public offerings, even for more mature technology companies than those in which we typically invest. The potential for public market liquidity could further decrease and could lead to an inability to realize potential gains or could lead to financial losses in our portfolio and a decrease in our revenues, net income and assets. Recent government reforms affecting publicly traded companies, stock markets, investment banks and securities research practices may have made it more difficult for privately held companies to complete successful initial public offerings of their equity securities, and such reforms have increased the expense and legal exposure of being publicly traded. Slowdowns in initial public offerings may also have an adverse effect on the frequency and valuations of acquisitions of privately held companies. The lack of opportunities to sell investments in privately held companies also has an adverse effect on the ability of these companies to raise capital from private sources. At this time, it is not known how the public equity markets will respond to nanotechnology-associated company offerings. Inability to engage in liquidity events could negatively effect our liquidity, our reinvestment in new and follow-on investments and could have a significant adverse effect on the value of our common stock.

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

      There is generally no public market for the equity securities in which we invest. Pursuant to the requirements of the 1940 Act, we value all of the private equity securities in our portfolio at fair value as determined in good faith by the Valuation Committee of our Board of Directors pursuant to Valuation Procedures established by the Board of Directors. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment pursuant to specified valuation principles and processes. We are required by the 1940 Act to value specifically each individual investment on a quarterly basis and record unrealized depreciation for an investment that we believe has become impaired. Conversely, we must record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value that we assign to our investments may differ from the values that would have been used had a ready market existed for the investments, and the difference could be material. Any changes in fair value are recorded in our consolidated statements of operations as a change in the "Net (decrease) increase in unrealized appreciation on investments."

      In the venture capital industry, even when a portfolio of early stage, high-technology venture capital investments proves to be profitable over the portfolio's lifetime, it is common for the portfolio's fair value to undergo a so-called "J-curve" valuation pattern. This not-atypical J-curve valuation pattern results from write-downs and write-offs of portfolio investments that reveal themselves as unsuccessful or that appear to be unsuccessful before the write-downs and write-offs are offset by the portfolio investments, if any, that prove to be successful. Even if our venture capital investments prove to be profitable overall in the long run, such J-curve valuation patterns could have a significant adverse effect on the value of our common stock in the interim.

Because we are a non-diversified company with a relatively concentrated portfolio, the value of our business is subject to greater volatility than the value of companies with more broadly diversified investments.

      As a result of being able to invest all of our assets in the securities of a small number of issuers, we are classified as a non-diversified company. We may be more vulnerable to events affecting a single issuer or industry and therefore subject to greater volatility than a company whose investments are more broadly diversified. Accordingly, an investment in our common stock may present greater risk to you than an investment in a more diversified company.

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

Approximately 32 percent of the net asset value attributable to our venture capital investment portfolio, or 15 percent of our net asset value, as of March 31, 2005, is concentrated in one company, NeuroMetrix, Inc., which is not a tiny technology company.

      At March 31, 2005, we valued our investment in NeuroMetrix, Inc., which had an historical cost to us of $4,411,373 and is not a tiny technology company, at $10,863,793, or 32.2 percent of the net asset value attributable to our venture capital investment portfolio, or 15.0 percent of our net asset value. NeuroMetrix is publicly traded on the Nasdaq National Market and is thinly traded. Any downturn in the business outlook of NeuroMetrix or any failure of the products of NeuroMetrix to receive widespread acceptance in the marketplace would have a significant effect on our specific investment in NeuroMetrix and on the overall value of our portfolio, and could have a significant adverse effect on the value of our common stock.

Approximately 33 percent of the net asset value attributable to our venture capital investment portfolio, or 15 percent of our net asset value, as of March 31, 2005, is not invested in tiny technology.

      All 22 of our investments added since August 2001 have been in tiny technology companies, and we consider 20 of the companies in our current venture capital investment portfolio to be tiny technology companies. Nevertheless, at March 31, 2005, only 66.8 percent of the net asset value attributable to our venture capital investment portfolio, or 31.1 percent of our net asset value, was invested in tiny technology companies, which may limit our ability to achieve our investment objective.

We are dependent upon key management personnel for future success.

      We are dependent for the selection, structuring, closing and monitoring of our investments on the diligence and skill of our senior management and other key advisers. We utilize lawyers and outside consultants, including two of our directors, Kelly S. Kirkpatrick, Ph.D., and especially Lori D. Pressman, to assist us in conducting due diligence when evaluating potential investments. There is generally no publicly available information about the companies in which we invest, and we rely significantly on the diligence of our employees and advisers to obtain information in connection with our investment decisions. Our future success to a significant extent depends on the continued service and coordination of our senior management team, and particularly depends on our Chairman and Chief Executive Officer, Charles E. Harris. The departure of any of our executive officers, key employees or advisers could materially adversely affect our ability to implement our business strategy. We do not maintain for our benefit any key man life insurance on any of our officers or employees. On January 1, 2005, Douglas W. Jamison assumed the roles of President, Chief Operating Officer and Chief Financial Officer.

We will need to hire additional employees, especially as the size of our portfolio increases.

      We anticipate that it will be necessary for us to add investment professionals with expertise in venture capital and/or tiny technology and administrative and support staff to accommodate the increasing size of our portfolio. We are currently actively seeking to hire a senior controller. We may need to provide additional scientific, business, accounting, legal or investment training for our new hires. There is competition for highly qualified personnel, and we may not be successful in our efforts to recruit and retain highly qualified personnel.

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

      Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as "follow-on" investments, in order to: (1) increase or maintain in whole or in part our ownership percentage;
(2) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or (3) attempt to preserve or enhance the value of our investment. "Pay to play" provisions have become common in venture capital transactions. These provisions require proportionate investment in subsequent rounds of financing in order to preserve preferred rights such as anti-dilution protection or to prevent preferred shares from being converted to common shares. Conversion of preferred shares in our portfolio to common shares could have a significant adverse effect on the value of our portfolio and of our common stock.

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

      As provided in the 1940 Act and subject to some exceptions, we can issue debt or preferred stock so long as our total assets immediately after the issuance, less some ordinary course liabilities, exceed 200 percent of the sum of the debt and any preferred stock outstanding. The debt or preferred stock may be convertible in accordance with SEC guidelines, which may permit us to obtain leverage at more attractive rates. The requirement under the 1940 Act to pay, in full, dividends on preferred shares or interest on debt before any dividends may be paid on our common stock means that dividends on our common stock from earnings may be reduced or eliminated. An inability to pay dividends on our common stock could conceivably result in our ceasing to qualify as a regulated investment company, or RIC, under the tax Code, which would in most circumstances be materially adverse to the holders of our common shares. Loss of RIC status could have a significant adverse effect on the value of our common stock.

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

      We currently qualify as a RIC for 2003 under the tax Code. As a RIC, we do not have to pay federal income taxes on our income (including realized gains) that is distributed to our shareholders. Accordingly, we are not permitted under accounting rules to establish reserves for taxes on our unrealized capital gains. If we failed to qualify for RIC status in 2004 or beyond, to the extent that we had unrealized gains, we would have to establish reserves for taxes, which would reduce our net asset value, net of a reduction in the reserve for employee profit sharing, accordingly. To the extent that we, as a RIC, were to decide to make a deemed distribution of net realized capital gains and retain the net realized capital gains, we would have to establish appropriate reserves for taxes upon making that decision. Loss of RIC status or establishing reserves for taxes could have a material adverse effect on the value of our common stock.

We operate in a regulated environment.

      We are subject to substantive SEC regulations as a business development company. Securities and tax laws and regulations governing our activities may change in ways adverse to our and our shareholders' interests, and interpretations of these laws and regulations may change with unpredictable consequences. Any change in the laws or regulations that govern our business could have an adverse impact on us or on our operations. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating expense and uncertainty for publicly held companies in general, and business development companies in particular. These new or changed laws, regulations and standards are subject to varying interpretations in many cases owing to their lack of specificity, and their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which may well result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

      We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors' audit of that assessment have required the commitment of significant financial and managerial resources. Moreover, even though BDCs are not mutual funds, they are being required to comply with new regulations for mutual funds, such as Rule 38a-1 under the 1940 Act. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business, and we have significantly increased both our coverage under, and premiums for, directors' and officers' liability insurance. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies because of ambiguities related to practice, our reputation may be harmed. Also, as business and financial practices continue to evolve, they may render the regulations under which we operate less appropriate and more burdensome than they were when originally imposed. While there are benefits associated with this increased regulatory burden, it is causing us to incur significant additional expenses and is time consuming for our management, which could have a material adverse effect on our financial performance and a significant adverse effect on the value of our common stock.

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

      Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and
(ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets . (See the "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments" contained in "Item 1. Consolidated Financial Statements.")

      Neither our investments nor an investment in us is intended to constitute a balanced investment program. We are exposed to public-market price fluctuations as a result of our publicly traded portfolio, which may be composed primarily or entirely of highly risky, volatile securities. Currently, 32 percent of the value of our portfolio of venture capital investments consists of the publicly traded common stock of one company, NeuroMetrix, Inc.

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

      We also invest in short-term money market instruments, and both short and long-term U.S. government and agency obligations. To the extent that we invest in short and long-term U.S. government and agency obligations, changes in interest rates may result in changes in the value of these obligations which would result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment and expectations of future price and market movements, and it will vary from period to period. If the average interest rate on our portfolio of U.
S. government and agency obligations at March 31, 2005, were to increase by 25, 75 and 150 basis points, the value of the securities, and our net asset value, would decrease by approximately $101,670, $305,010 and $610,020, respectively.

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

      While we invest in short-term money market and U.S. government and agency obligations and may draw down on the asset line of credit, we do not consider a change in interest rates to result in significant risks.

Item 4. Controls and Procedures

      (a) Disclosure Controls and Procedures. As of the end of the period covered by this report, our chief executive officer and chief financial officer conducted an evaluation of our disclosure controls and procedures (as required by Rules 13a-15 of the Securities Exchange Act of 1934 (the "1934 Act")).

Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the 1934 Act is accumulated and communicated to the issuer's management as appropriate to allow timely decisions regarding required disclosure. As previously disclosed in our Form 10-K for the fiscal year ended December 31, 2004, and as described below, we determined that we had a material weakness with respect to maintaining effective controls over the accuracy of the Financial Highlights ratios. While we have completed most of the steps that we think are necessary to remediate the material weakness, we commenced a search for, but have not yet hired, a full-time, permanent senior controller. Therefore, as of March 31, 2005, based upon the evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective. In light of the material weakness described below, we performed additional analysis and other post-closing procedures to ensure our financial statements are prepared in accordance with generally accepted accounting principles.

      (b) Changes in Internal Control Over Financial Reporting. As noted in Management's Report on Internal Control Over Financial Reporting included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we determined that we had a material weakness with respect to maintaining effective controls over the accuracy of the Financial Highlights ratios based on an audit adjustment to the line item referred to as "Total return based on: Net asset value" in the Company's Financial Highlights section of the financial statements for the year ended December 31, 2004. Specifically, our procedures for preparing the Financial Highlights ratios were not sufficiently detailed to detect errors in the underlying calculations. As a result of the above material weakness, we have implemented the following changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the first quarter of 2005 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

      1. We have revised the worksheet that we use for preparing our annual report on Form 10-K to clarify how ratios in the Financial Highlights section are calculated.

      2. On March 5, 2005, we engaged an independent accounting and consulting firm with industry experience, Eisner LLP ("Eisner"), to read the financial statements contained in the draft Annual Report and to provide financial reporting and accounting advisory services to the Company. On April 4, 2005, we engaged Eisner to provide financial reporting and accounting advisory services to the Company on an ongoing basis, including reading and commenting on the Company's quarterly and annual financial statements prior to submission to our external auditors.

      3. We have mapped out a detailed sequence of reviews of our Annual and Interim Reports that must occur rather than merely stating that additional reviews should occur as necessary.

      4. On March 4, 2005, we commenced the search for a permanent senior controller to stand between our CFO and our current controller. We have retained Anne M. Donoho, C.P.A., M.B.A., to serve in this role as a temporary, senior controller, effective March 14, 2005.

      We believe that the above enhancements to our internal control over financial reporting will better ensure the accuracy of our financial statements and the quantitative disclosures in our periodic reports.

PART II. OTHER INFORMATION

Item 6.   Exhibits

          3.1(a) Restated Certificate of Incorporation, incorporated by reference as Exhibit 2.a to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 dated March 22, 2004.

          3.1(b) Restated By-Laws, incorporated by reference as Exhibit 2.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 dated March 22, 2004.

          4.1 Form of Specimen certificate of common stock certificate, incorporated by reference as Exhibit 2.d to Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 dated April 13, 2004.

          11.0 Computation of Per Share Earnings, incorporated by reference as "Consolidated Statements of Operations" in
                        Item 1 in this Quarterly Report on Form 10-Q.

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

                                   Harris & Harris Group, Inc.

                                   /s/ Douglas W. Jamison
                                   -------------------------------------
                                   By: Douglas W. Jamison, President
                                   and Chief Financial Officer

Date: May 9, 2005

                                  EXHIBIT INDEX

Exhibit No.   Description

31.01 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.