Form 10-Q
period 2005-06-30
HARRIS & HARRIS GROUP INC /NY/
filed 2005-08-02
CIK 893739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ____________ to _____________

                         Commission File Number: 0-11576

                         HARRIS & HARRIS GROUP, INC.(R)
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

                  Yes            X               No
                               -----                    -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                             Outstanding at August 2, 2005
--------------------------------------------------------------------------------
Common Stock, $0.01 par value per share                 17,248,845 shares

                         Harris & Harris Group, Inc.(R)
                            Form 10-Q, June 30, 2005

                                                                     Page Number

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial  Statements.............................    1

Consolidated Statements of Assets and Liabilities......................    2

Consolidated Statements of Operations..................................    3

Consolidated Statements of Cash Flows..................................    4

Consolidated Statements of Changes in Net Assets.......................    5

Consolidated Schedule of Investments...................................    6

Notes to Consolidated Financial Statements.............................   15

Financial Highlights...................................................   21

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations..............................................   22

Background and Overview................................................   22

Results of Operations..................................................   23

Financial Condition....................................................   26

Liquidity..............................................................   28

Capital Resources......................................................   28

Risk Factors...........................................................   29

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....   39

Item 4.  Controls and Procedures.......................................   41

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...........   43

Item 5.  Other Information.............................................   44

Item 6.  Exhibits......................................................   44

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

      The information furnished in the accompanying consolidated financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim period presented.

      Harris & Harris Group, Inc.(R) (the "Company," "us," "our" and "we"), is an internally managed venture capital company that has elected to be treated as a business development company under the Investment Company Act of 1940 (the "1940 Act"). Certain information and disclosures normally included in the consolidated financial statements in accordance with Generally Accepted Accounting Principles have been condensed or omitted as permitted by Regulation S-X and Regulation S-K. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004, contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

      On September 25, 1997, our Board of Directors approved a proposal to seek qualification as a Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code"). At that time, we were taxable under Subchapter C of the Code (a "C Corporation"). In order to qualify as a RIC, we must, in general (1) annually, derive at least 90 percent of our gross income from dividends, interest, gains from the sale of securities and similar sources;
(2) quarterly, meet certain investment diversification requirements; and (3) annually, distribute at least 90 percent of our investment company taxable income as a dividend. In addition to the requirement that we must annually distribute at least 90 percent of our investment company taxable income, we may either distribute or retain our taxable net capital gains from investments, but any net capital gains not distributed could be subject to corporate level tax. Further, we could be subject to a four percent excise tax to the extent we fail to distribute at least 98 percent of our annual investment company taxable income and would be subject to income tax to the extent we fail to distribute 100 percent of our investment company taxable income.

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

      On June 15, 2005, we received SEC certification for 2004, permitting us to qualify for RIC treatment for 2004 (as we had for the years 1999 through 2003). Although the SEC certification for 2004 was issued, there can be no assurance that we will qualify for or receive such certification for subsequent years (to the extent we need additional certification as a result of changes in our portfolio) or that we will actually qualify for Subchapter M treatment in subsequent years. In addition, under certain circumstances, even if we qualified for Subchapter M treatment in a given year, we might take action in a subsequent year to ensure that we would be taxed in that subsequent year as a C Corporation, rather than as a RIC.

--------------------------------------------------------------------------------
                         HARRIS & HARRIS GROUP, INC.(R)
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
--------------------------------------------------------------------------------

                                     ASSETS

                                                                       June 30, 2005       December 31, 2004
                                                                       -------------       -----------------
                                                                         (Unaudited)
Investments, at value (Cost:  $71,749,809 at 6/30/05,
     $77,442,110 at 12/31/04) ..................................       $  81,796,100        $  76,244,682
Cash and cash equivalents (Note 9) .............................          19,011,889              650,332
Restricted funds ...............................................           1,617,185            1,591,971
Funds in escrow (Note 8) .......................................             999,999                    0
Receivable from portfolio company ..............................                   0               10,000
Interest receivable ............................................              70,278               58,960
Income tax receivable ..........................................               7,891                2,480
Prepaid expenses ...............................................             232,353              542,489
Other assets, net of reserve of $255,486 at 12/31/04 (Note 9) ..             258,530              260,537
                                                                       -------------        -------------
Total assets ...................................................       $ 103,994,225        $  79,361,451
                                                                       =============        =============

                            LIABILITIES & NET ASSETS

Accounts payable and accrued liabilities .......................       $   2,775,400        $   2,905,658
Broker payable .................................................          18,297,158                    0
Accrued profit sharing (Note 4) ................................           2,012,465              311,594
Deferred rent ..................................................              31,529               34,930
Deferred income tax liability (Note 6) .........................           1,364,470            1,364,470
                                                                       -------------        -------------
Total liabilities ..............................................          24,481,022            4,616,652
                                                                       -------------        -------------

Net assets .....................................................       $  79,513,203        $  74,744,799
                                                                       =============        =============

Net assets are comprised of:
Preferred stock, $0.10 par value,
     2,000,000 shares authorized; none issued ..................       $           0        $           0
Common stock, $0.01 par value, 30,000,000 shares
     authorized at 6/30/05 and 25,000,000 shares authorized
     at 12/31/04; 19,077,585 issued at 6/30/05 and 12/31/04 ....             190,776              190,776
Additional paid in capital .....................................          85,658,150           85,658,150
Accumulated net realized loss ..................................         (11,436,440)          (4,961,123)
Accumulated unrealized appreciation (depreciation) of
     investments, including deferred tax liability of $1,540,044
     at 6/30/05 and at 12/31/04 (Note 6) .......................           8,506,248           (2,737,473)
Treasury stock, at cost (1,828,740 shares at  6/30/05 and
     12/31/04) .................................................          (3,405,531)          (3,405,531)
                                                                       -------------        -------------

Net assets .....................................................       $  79,513,203        $  74,744,799
                                                                       =============        =============

Shares outstanding .............................................          17,248,845           17,248,845
                                                                       =============        =============

Net asset value per outstanding share ..........................       $        4.61        $        4.33
                                                                       =============        =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------
                         HARRIS & HARRIS GROUP, INC. (R)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
--------------------------------------------------------------------------------



                                                           Three Months Ended June 30             Six Months Ended June 30
                                                        -------------------------------       -------------------------------
                                                            2005               2004               2005               2004
                                                        ------------       ------------       ------------       ------------
Investment income:
   Interest from:
         Fixed-income securities .................      $    202,132       $     74,211       $    428,482       $    130,064
         Portfolio companies .....................           (48,390)             5,020             (9,780)             5,703
   Other income ..................................             4,975                  0              5,124                  0
                                                        ------------       ------------       ------------       ------------
         Total investment income .................           158,717             79,231            423,826            135,767
                                                        ------------       ------------       ------------       ------------

Expenses:
   Profit sharing ................................         2,012,465                  0          1,700,871                  0
   Salaries and benefits .........................           614,610            495,107          1,182,300            965,182
   Administration and operations .................           487,144            186,776            809,106            346,075
   Professional fees .............................           218,122             78,878            490,587            157,939
   Rent ..........................................            51,180             38,918             99,861             72,655
   Directors' fees and expenses ..................            55,082             41,177            140,741             93,623
   Depreciation ..................................            16,073              9,665             31,342             18,948
   Bank custody fees .............................             6,135              3,294             11,699              5,794
                                                        ------------       ------------       ------------       ------------
         Total expenses ..........................         3,460,811            853,815          4,466,507          1,660,216
                                                        ------------       ------------       ------------       ------------
Net operating loss ...............................        (3,302,094)          (774,584)        (4,042,681)        (1,524,449)
                                                        ------------       ------------       ------------       ------------

Net realized (loss) income on investments:
   Realized (loss) income on investments .........        (1,386,741)             2,580         (2,427,785)           795,969
   Income tax provision (Note 6) .................              (634)            (1,112)            (4,851)            (7,908)
                                                        ------------       ------------       ------------       ------------
   Net realized (loss) income on
         investments .............................        (1,387,375)             1,468         (2,432,636)           788,061
                                                        ------------       ------------       ------------       ------------
Net realized loss ................................        (4,689,469)          (773,116)        (6,475,317)          (736,388)
                                                        ------------       ------------       ------------       ------------
Net increase (decrease) in unrealized appreciation
on investments:
   Investment sales ..............................         1,766,210                  0          2,956,491            915,118
   Investments held ..............................         9,925,106         (1,463,921)         8,287,230         (1,595,252)
                                                        ------------       ------------       ------------       ------------
   Net increase (decrease) in unrealized
    appreciation on investments ..................        11,691,316         (1,463,921)        11,243,721           (680,134)
                                                        ------------       ------------       ------------       ------------

Net  increase (decrease) in net assets
resulting from operations:
   Total .........................................      $  7,001,847       $ (2,237,037)      $  4,768,404       $ (1,416,522)
                                                        ============       ============       ============       ============
   Per average outstanding share .................      $       0.41       $      (0.16)      $       0.28       $      (0.10)
                                                        ============       ============       ============       ============
   Average outstanding shares ....................        17,248,845         13,798,845         17,248,845         13,798,845
                                                        ============       ============       ============       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------
                         HARRIS & HARRIS GROUP, INC. (R)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                Six Months Ended June 30
                                                                             ------------------------------
                                                                                 2005              2004
                                                                             ------------      ------------
Cash flows from operating activities:

Net (decrease) increase in net assets resulting from operations ........     $  4,768,404      $ (1,416,522)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
    Net realized and unrealized (gain) loss on investments .............       (8,815,936)         (115,835)
    Depreciation .......................................................           31,342            18,948

Changes in assets and liabilities:
    Payable to broker for unsettled trade ..............................       18,297,158                 0
    Accrued profit sharing .............................................        1,700,871                 0
    Restricted funds ...................................................          (25,214)         (109,138)
    Receivable from portfolio company ..................................           10,000                 0
    Funds in escrow ....................................................         (999,999)                0
    Interest receivable ................................................          (11,318)          (61,432)
    Income tax receivable ..............................................           (5,411)            9,325
    Prepaid expenses ...................................................          310,136           (46,174)
    Other assets .......................................................            1,238           (82,378)
    Accounts payable and accrued liabilities ...........................         (130,258)         (353,025)
    Deferred rent ......................................................           (3,401)           (3,151)
                                                                             ------------      ------------
    Net cash provided by (used in) operating activities ................       15,127,612        (2,159,382)
                                                                             ------------      ------------

Cash flows from investing activities:
    Net (purchase) sale of short-term investments
          and marketable securities ....................................        8,237,450         9,422,255
Proceeds from sale of investments ......................................          661,458         2,504,545
Investment in private placements and loans .............................       (5,634,297)       (9,885,455)
Purchase of fixed assets ...............................................          (30,666)          (16,433)
                                                                             ------------      ------------
    Net cash provided by investing activities ..........................        3,233,945         2,024,912
                                                                             ------------      ------------

Net increase (decrease) in cash and cash equivalents:
    Cash and cash equivalents at beginning of the period ...............          650,332           425,574
    Cash and cash equivalents at end of the period .....................       19,011,889           291,104
                                                                             ------------      ------------
    Net increase (decrease) in cash and cash equivalents ...............     $ 18,361,557      $   (134,470)
                                                                             ============      ============

Supplemental disclosures of cash flow information:
    Income taxes paid ..................................................     $      7,150      $          0



              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------
                         HARRIS & HARRIS GROUP, INC. (R)
                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
--------------------------------------------------------------------------------



                                                                                    Six Months Ended      Year Ended
                                                                                      June 30, 2005    December 31, 2004
                                                                                    ----------------   -----------------
                                                                                        (Unaudited)

Changes in net assets from operations:

  Net operating loss .............................................................     $ (4,042,681)     $ (3,408,779)
  Net realized (loss) income on investments ......................................       (2,432,636)          858,503
  Net increase in unrealized appreciation on
     investments as a result of sales ............................................        2,956,491           915,118
  Net increase (decrease) in unrealized
     appreciation on investments held ............................................        8,287,230          (430,956)
                                                                                       ------------      ------------
  Net increase (decrease) in net assets
     resulting from operations ...................................................        4,768,404        (2,066,114)
                                                                                       ------------      ------------

Changes in net assets from capital
  Stock transactions:

  Proceeds from sale of stock ....................................................                0            34,500
  Additional paid in capital on common
     stock issued ................................................................                0        36,093,675
                                                                                       ------------      ------------
  Net increase in net assets resulting from
     capital stock transactions ..................................................                0        36,128,175
                                                                                       ------------      ------------

Net increase in net assets .......................................................        4,768,404        34,062,061

Net assets:
  Beginning of the period ........................................................       74,744,799        40,682,738
                                                                                       ------------      ------------
  End of the period ..............................................................     $ 79,513,203      $ 74,744,799
                                                                                       ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------
                         HARRIS & HARRIS GROUP, INC. (R)
            CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2005
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                                             Method of                         Shares/
                                                                           Valuation (3)      Principal          Value
                                                                           -------------     ----------     ----------

Investments in Unaffiliated Companies (7)(8) - 10.6% of net assets

Private Placement Portfolio (Illiquid) - 10.6% of net assets

AlphaSimplex Group, LLC (2) -- Investment management company headed by
     Dr. Andrew W. Lo, holder of the Harris & Harris Group Chair at MIT
     Limited Liability Company Interest...........................................(C)                --     $  125,000
                                                                                                            ----------
Continuum Photonics, Inc. (1)(2)(5) -- Develops optical networking components by merging materials, MEMS and
     electronics technologies
     Series B Convertible Preferred Stock.........................................(B)         2,000,000         57,865
     Series C Convertible Preferred Stock.........................................(B)         2,689,103        199,635
                                                                                                            ----------
                                                                                                               257,500
                                                                                                            ----------
Crystal IS, Inc. (1)(2)(5) - Develops a technology to grow
     single-crystal boules of aluminum nitride for gallium nitride electronics
     Series A Convertible Preferred Stock.........................................(A)           274,100        199,983
                                                                                                            ----------

Exponential Business Development Company (1)(2) --
     Venture capital partnership focused on early stage companies
     Limited Partnership Interest.................................................(B)                --              0
                                                                                                            ----------

Heartware, Inc. (1)(2)(5) -- Develops ventricular assist devices
     Series A-2 Non-Voting Preferred Stock........................................(B)            47,620              0
                                                                                                            ----------

Molecular Imprints, Inc. (1)(2) -- Develops nanoimprint lithography capital equipment
     Series B Convertible Preferred Stock.........................................(A)         1,333,333      2,000,000
                                                                                                            ----------

Nanosys, Inc. (1)(2)(5) -- Develops nanotechnology-enabled systems incorporating zero and one-dimensional inorganic
     nanometer-scale materials
     Series C Convertible Preferred Stock.........................................(A)           803,428      1,500,000
                                                                                                            ----------

Nantero, Inc. (1)(2)(5) -- Develops a high-density, nonvolatile, random access memory chip, using nanotechnology
     Series A Convertible Preferred Stock.........................................(C)           345,070      1,046,908
     Series B Convertible Preferred Stock.........................................(C)           207,051        628,172
     Series C Convertible Preferred Stock.........................................(C)           188,315        571,329
                                                                                                            ----------
                                                                                                             2,246,409
                                                                                                            ----------

NeoPhotonics Corporation (1)(2)(5) -- Develops and manufactures planar optical devices and components
    Common Stock..................................................................(C)            60,580          9,105
    Series 1 Convertible Preferred Stock..........................................(C)         1,831,256      2,014,677
    Warrants at $0.15 expiring 01/26/10...........................................(C)            16,364            164
    Warrants at $0.15 expiring 12/05/10...........................................(C)            14,063            140
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

--------------------------------------------------------------------------------
                         HARRIS & HARRIS GROUP, INC. (R)
            CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2005
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                             Method of           Shares/
                                                                           Valuation (3)         Principal         Value
                                                                           -------------         ---------      ---------
Investments in Unaffiliated Companies (7)(8) - 10.6% of net assets (cont.)

Private Placement Portfolio (Illiquid) - 10.6% of net assets (cont.)

Optiva, Inc. (1)(2) -- Developed nanomaterials for
     display industry applications
     Series C Convertible Preferred Stock.......................................(B)              1,249,999      $        0
     Secured Convertible Bridge Note with 50% Preferred
     Stock Warrant coverage.....................................................(B)               $150,000          75,000
                                                                                                                ----------
                                                                                                                    75,000
                                                                                                                ----------

Total Unaffiliated Private Placement Portfolio (cost: $10,369,543)........................................      $8,427,978
                                                                                                                ----------

Total Investments in Unaffiliated Companies (cost: $10,369,543)...........................................      $8,427,978
                                                                                                                ----------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------
                         HARRIS & HARRIS GROUP, INC. (R)
            CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2005
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                             Method of           Shares/
                                                                           Valuation (3)         Principal         Value
                                                                           -------------         ---------      ---------

Investments in Non-Controlled Affiliated Companies (7)(9) - 46.5% of net assets

Publicly Traded Portfolio - 28.7% of net assets

NeuroMetrix, Inc. (1)(10) -- Develops and sells medical devices for monitoring neuromuscular disorders
     Common Stock.................................................................(D)             1,137,570       $22,785,527
                                                                                                                  -----------

Total Publicly Traded Portfolio (cost:  $4,411,374)..........................................................     $22,785,527
                                                                                                                  -----------
Private Placement Portfolio (Illiquid) - 17.9% of net assets

Cambrios Technologies Corporation (1)(2)(5) -- Develops commercially relevant materials by evolving biomolecules to express control over nanostructure synthesis
     Series B Convertible Preferred Stock.........................................(A)             1,294,025         1,294,025
                                                                                                              ---------------

Chlorogen, Inc. (1)(2)(5) -- Develops patented chloroplast technology to produce plant-made proteins
     Series A Convertible Preferred Stock.........................................(A)             4,478,038           785,000
                                                                                                               --------------

CSwitch, Inc. (1)(2)(5) -- Develops next-generation, system-on-a-chip solutions for communications-based platforms
     Series A Convertible Preferred Stock.........................................(A)             1,000,000         1,000,000
                                                                                                               --------------

eLite Optoelectronics Inc. (1)(2)(4)(5) - Develops high-power light emitting diodes
     Series B Convertible Preferred Stock.........................................(A)             1,861,504         1,000,000
                                                                                                               --------------

Experion Systems, Inc. (1)(2)(6) -- Develops and sells software to credit unions
     Series A Convertible Preferred Stock.........................................(B)               187,500                 0
     Series B Convertible Preferred Stock.........................................(B)                22,500                 0
     Series C Convertible Preferred Stock.........................................(B)               222,184                 0
     Series D Convertible Preferred Stock.........................................(B)                64,501                 0
                                                                                                               --------------
                                                                                                                            0
                                                                                                               --------------

Kereos, Inc. (1)(2)(4)(5)  --  Develops molecular imaging agents and targeted therapeutics to image and treat cancer and
     cardiovascular disease
     Series B Convertible Preferred Stock.........................................(A)               290,910           800,000
                                                                                                                -------------

NanoGram Corporation (1)(2)(5) -- Develops a broad suite of intellectual property utilizing nanotechnology
     Series I Convertible Preferred Stock.........................................(A)                63,210            21,672
     Series II Convertible Preferred Stock........................................(A)             1,250,904         1,000,723
                                                                                                               --------------
                                                                                                                    1,022,395
                                                                                                               --------------

Nanomix, Inc. (1)(2)(5) -- Develops nanoelectronic sensors that integrate carbon nanotube electronics with silicon microstructures
    Series C Convertible Preferred Stock..........................................(A)             9,779,181         2,500,000
                                                                                                               --------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------
                         HARRIS & HARRIS GROUP, INC. (R)
            CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2005
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                                             Method of           Shares/
                                                                           Valuation (3)         Principal         Value
                                                                           -------------         ---------      ---------
Private Placement Portfolio (Illiquid) - 17.9% of net assets (cont.)

NanoOpto Corporation (1)(2)(5) -- Develops discrete and integrated optical communications sub-components on a chip by utilizing nano-manufacturing technology
    Series A-1 Convertible Preferred Stock........................................(B)               267,857          32,490
    Series B Convertible Preferred Stock..........................................(B)             3,819,935       1,110,073
    Series C Convertible Preferred Stock..........................................(B)             1,932,789         842,503
    Warrants at $0.4359 expiring 03/15/10.........................................(B)               193,279               0
                                                                                                               ------------
                                                                                                                  1,985,066
                                                                                                               ------------

Nanopharma Corp. (1)(2)(5) -- Develops advanced polymers for drug delivery
    Series A Convertible Preferred Stock..........................................(B)               684,516     $   136,903
    Secured Convertible Bridge Note with 25% Warrants.............................(B)              $650,000         650,000
                                                                                                               ------------
                                                                                                                    786,903
                                                                                                               ------------

Nextreme Thermal Solutions, Inc. (1)(2)(5) -- Manufactures thin-film, superlattice thermoelectric devices
    Series A Convertible Preferred Stock..........................................(A)               500,000         500,000
                                                                                                               ------------

Questech Corporation (1)(2) -- Manufactures and markets proprietary metal decorative tiles
     Common Stock.................................................................(C)               646,954    $    724,588
     Warrants at $1.50 expiring 11/16/05..........................................(C)                 1,250               0
     Warrants at $1.50 expiring 08/03/06..........................................(C)                 8,500               0
     Warrants at $1.50 expiring 11/21/07..........................................(C)                 3,750               0
     Warrants at $1.50 expiring 11/19/08..........................................(C)                 5,000               0
     Warrants at $1.50 expiring 11/19/09..........................................(C)                 5,000               0
                                                                                                              -------------
                                                                                                                    724,588
                                                                                                              -------------

Solazyme, Inc. (1)(2)(5) -- Harnesses energy-harvesting machinery of photosynthetic microbes to produce industrial and pharmaceutical molecules
     Convertible Promissory Note..................................................(A)              $310,000         310,000
                                                                                                              -------------
Starfire Systems, Inc. (1)(2)(5) -- Develops and produces ceramic-
     forming polymers
     Common Stock.................................................................(A)               375,000         150,000
     Series A-1 Convertible Preferred Stock.......................................(A)               600,000         600,000
                                                                                                              -------------
                                                                                                                    750,000
                                                                                                              -------------
Zia Laser, Inc. (1)(2)(4)(5) -- Manufactures quantum dot semiconductor lasers
     Series C Convertible Preferred Stock.........................................(B)             1,500,000         750,000
                                                                                                              -------------

Total Non-Controlled Private Placement Portfolio (cost: $20,273,103).........................................   $14,207,977
                                                                                                                 ----------

Total Investments in Non-Controlled Affiliated Companies (cost: $24,684,477).................................   $36,993,504
                                                                                                                -----------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------
                         HARRIS & HARRIS GROUP, INC. (R)
            CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2005
                                   (Unaudited)
--------------------------------------------------------------------------------



                                                                             Method of           Shares/
                                                                           Valuation (3)         Principal         Value
                                                                           -------------         ---------      ---------
U.S. Government and Government Agency Securities - 45.8% of net assets
     U.S. Treasury Bills -- due date 09/29/05 ....................................(J)             4,608,000       4,573,210
     U.S. Treasury Bills -- due date 12/29/05 ....................................(J)             4,648,000       4,573,307
     U.S. Treasury Notes -- due date 02/28/06, coupon 1.625% .....................(J)             2,000,000       1,976,320
     U.S. Treasury Notes -- due date 03/31/06, coupon 1.5%........................(J)             4,616,000       4,549,114
     U.S. Treasury Notes -- due date 06/30/06, coupon 2.75%.......................(H)            14,601,000      14,488,572
     U.S. Treasury Notes -- due date 02/15/07, coupon 2.25%.......................(H)             2,000,000       1,957,100
     U.S. Treasury Notes -- due date 05/15/08, coupon 2.625%......................(H)             1,999,000       1,942,548
     U.S. Treasury Notes -- due date 03/15/09, coupon 2.625%......................(H)             2,402,000       2,314,447
                                                                                                               ------------

Total Investments in U.S. Government and Government Agency
     Securities (cost: $36,695,789)..........................................................................   $36,374,618
                                                                                                                -----------

Total Investments (cost: $71,749,809)........................................................................   $81,796,100
                                                                                                                ===========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------
                         HARRIS & HARRIS GROUP, INC. (R)
            CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2005
                                   (Unaudited)
--------------------------------------------------------------------------------


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

(6)    Experion Systems, Inc., was previously named MyPersonalAdvocate.com, Inc.

(7) Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own more than five percent, but less than 25 percent, of the voting shares of the portfolio company or where we hold one or more seats on the portfolio company's Board of Directors. Investments in controlled affiliated companies consist of investments in which we own more than 25 percent of the voting shares of the portfolio company.

(8) The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $10,369,543. The gross unrealized appreciation based on the tax cost for these securities is $979,491. The gross unrealized depreciation based on the tax cost for these securities is $2,921,056.

(9) The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $24,684,477. The gross unrealized appreciation based on the tax cost for these securities is $18,374,153. The gross unrealized depreciation based on the tax cost for these securities is $6,065,125.

(10) The lock-up period on the sale of these shares expired on January 18, 2005.




   The accompanying notes are an integral part of this consolidated schedule.

--------------------------------------------------------------------------------
                         HARRIS & HARRIS GROUP, INC. (R)
                FOOTNOTE TO CONSOLIDATED SCHEDULE OF INVESTMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------


VALUATION PROCEDURES

         Our investments can be classified into five broad categories for valuation purposes:

                1) Equity-Related Securities;

                2) Investments in  Intellectual  Property or Patents or Research
                   and Development in Technology or Product Development;

                3) Long-Term Fixed-Income Securities;

                4) Short-Term Fixed-Income Investments; and

                5) All Other Investments.

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

--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------


NOTE 1.  THE COMPANY

         Harris & Harris Group, Inc.(R) (the "Company," "us," "our" and "we"), is a venture capital company operating as a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act"). We operate as an internally managed company whereby our officers and employees, under the general supervision of our Board of Directors, conduct our operations.

         We elected to become a BDC on July 26, 1995, after receiving the necessary governmental approvals. From September 30, 1992, until the election of BDC status, we operated as a closed-end, non-diversified investment company under the 1940 Act. Upon commencement of operations as an investment company, we revalued all of our assets and liabilities in accordance with the 1940 Act. Prior to September 30, 1992, we were registered and filed under the reporting requirements of the Securities and Exchange Act of 1934 as an operating company and, while an operating company, operated directly and through subsidiaries.

      Harris & Harris Enterprises, Inc. ("Enterprises"), is a 100 percent wholly owned subsidiary of the Company. Enterprises is a partner in Harris Partners I, L.P. and is taxed under Subchapter C of the Code (a "C Corporation"). Harris Partners I, L.P., is a limited partnership and owns our interest in AlphaSimplex Group, LLC. The partners of Harris Partners I, L.P., are Enterprises (sole general partner) and Harris & Harris Group, Inc.(R) (sole limited partner).

         We filed for the 1999 tax year to elect treatment as a Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code") and qualified for the same treatment for the years 2000 through 2004. There can be no assurance that we will qualify as a RIC for 2005 or subsequent years. In addition, under certain circumstances, even if we qualified for Subchapter M treatment for a given year, we might take action in a subsequent year to ensure that we would be taxed in that subsequent year as a C Corporation, rather than as a RIC. As a RIC, we must, among other things, distribute at least 90 percent of our investment company taxable income and may either distribute or retain our realized net capital gains on investments.

NOTE 2.  INTERIM FINANCIAL STATEMENTS

         Our interim financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X, and in conformity with generally accepted accounting principles applicable to interim financial information. Accordingly, they do not include all information and disclosures necessary for a presentation of our financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

         Portfolio Investment Valuations. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission. Value, as defined in Section 2(a)(41) of the 1940 Act, is
(i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") At June 30, 2005, our financial statements included private venture capital investments valued at $22,635,955, the fair values of which were determined in good faith by, or under the direction, of the Board of Directors.

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

         The June 30, 2005, consolidated statement of assets and liabilities includes a liability for deferred taxes on the remaining net Built-In Gains as of December 31, 1998, net of the unutilized operating and capital loss carryforwards incurred by us through December 31, 1998.

         We pay federal, state and local income taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, which is a C corporation. (See "Note 6. Income Taxes.")

         Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities as of June 30, 2005, and December 31, 2004, and the reported amounts of revenues and expenses for the three month and six month periods ended June 30, 2005, and June 30, 2004. The most significant estimates relate to the fair valuations of certain of our investments. Actual results could differ from these estimates.

NOTE 4. EMPLOYEE PROFIT SHARING PLAN

         As of January 1, 2003, we implemented the Amended and Restated Harris & Harris Group, Inc.(R) Employee Profit-Sharing Plan, which we refer to as the 2002 Plan.

         The 2002 Plan (and its predecessor) provides for profit sharing by our officers and employees equal to 20 percent of our "qualifying income" for that plan year (the "Payout Amount"). For the purposes of the 2002 Plan, qualifying income is defined as net realized income as reflected on our consolidated statements of operations for that year, less nonqualifying gains, if any.

         For purposes of the 2002 Plan, our net realized income includes investment income, realized gains and losses, and operating expenses (including taxes paid or payable by us), but is calculated without including dividends paid or distributions made to shareholders, payments under the Plan, unrealized gains and losses, and loss carry-overs from other years, which we refer to as qualifying income. The proportion of net after-tax realized gains attributable to asset values as of September 30, 1997 is considered nonqualifying gain, which reduces qualifying income. As soon as practicable following the year-end audit, the Audit Committee will determine whether, and if so how much, qualifying income exists for a plan year. Once determined, 90 percent of the Payout Amount will be paid out to Plan participants pursuant to the distribution percentages set forth in the 2002 Plan. The remaining 10 percent will be paid out after we have filed our federal tax return for that plan year.

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

         Under the 2002 Plan, awards previously granted to four current Participants (Messrs. Harris and Melsheimer and Ms. Shavin and Ms. Matthews, herein referred to as the "grandfathered participants") have been reduced by 10 percent with respect to "Non-Tiny Technology Investments" (as defined in the 2002 Plan) and by 25 percent with respect to "Tiny Technology Investments" (as defined in the 2002 Plan) and are permanent. These reduced awards are herein referred to as "grandfathered participations." The amount by which the awards are reduced is allocable and reallocable each year by the Compensation Committee among current and new participants as awards under the 2002 Plan. The grandfathered participations will be honored by us whether or not the grandfathered participant is still employed by us or is still alive (in the event of death, the grandfathered participations will be paid to the grandfathered participant's estate), unless the grandfathered participant is dismissed for cause, in which case all awards, including the grandfathered participations, will be immediately cancelled and forfeited. With regard to new investments and follow-on investments made after January 1, 2003, both current and new participants are required to be employed by us at the end of a plan year in order to participate in profit-sharing on our investments with respect to that year.

         Notwithstanding any provisions of the 2002 Plan, in no event may the aggregate amount of all awards payable for any Plan Year during which we remain a "business development company" within the meaning of the 1940 Act be greater than 20 percent of our "net income after taxes" within the meaning of Section 57(n)(1)(B) of the 1940 Act. In the event the awards as calculated exceed that amount, the awards will be reduced on a pro rata basis.

         The  2002  Plan  may  be  modified,   amended  or   terminated  by  the
Compensation Committee at any time. Notwithstanding the foregoing, the grandfathered participations may not be further modified. Nothing in the 2002 Plan precludes the Compensation Committee from naming additional participants in the 2002 Plan or, except for grandfathered participations, changing the Award Percentage of any Participant (subject to the overall percentage limitations contained in the 2002 Plan).

         The grandfathered participations are set forth below:

                                               Grandfathered Participations
                                  ----------------------------------------------------
Name of Officer/Employee          Non-Tiny Technology (%)          Tiny Technology (%)
--------------------------        -----------------------          -------------------
Charles E. Harris                          12.41100                       10.34250
Mel P. Melsheimer                           3.80970                        3.17475
Helene B. Shavin                            1.37160                        1.14300
Jacqueline M. Matthews                      0.40770                        0.33975
                                           --------                       --------
TOTAL                                      18.00000                       15.00000
                                           ========                       ========


         Accordingly, an additional 2 percent of qualifying income with respect to grandfathered Non-Tiny Technology Investments, 5 percent of qualifying income with respect to grandfathered Tiny Technology Investments and the full 20 percent of qualifying income with respect to non-grandfathered investments is available for allocation and reallocation from year to year. Currently, under the 2002 Plan, the distribution amounts for non-grandfathered investments for each officer and employee are: Charles E. Harris, 7.790 percent; Douglas W. Jamison, 3.75 percent; Daniel V. Leff, 3.483 percent; Sandra M. Forman, 1.5 percent; Daniel B. Wolfe, 1.5 percent; Helene B. Shavin, 1.524 percent; and Jacqueline M. Matthews, 0.453 percent, which together equal 20 percent. In one case, for a former employee who left other than due to termination for cause, any amount earned will be accrued and may subsequently be paid to the participant. Currently, Douglas W. Jamison, Daniel V. Leff, Sandra M. Forman and Daniel B. Wolfe are allocated 0.7329229 percent, 0.6807388 percent, 0.2931692 percent and 0.2931692 percent, respectively, of the Non-Tiny Technology Grandfathered Participations and 1.8323072 percent, 1.701847 percent, 0.7329229 percent and 0.7329229 percent, respectively, of the Tiny Technology Grandfathered Participations.

         We perform a calculation to determine the accrual for profit-sharing. We calculate 20 percent of qualifying income pursuant to the terms of the 2002 Plan and estimate the effect on qualifying income of selling all the portfolio investments that are valued above cost (i.e., are in an unrealized appreciation position). While the accrual will fluctuate as a result of changes in qualifying income and changes in unrealized appreciation, payments are made only to the extent that qualifying income exists. At December 31, 2004, we had $311,594 accrued for profit sharing. At June 30, 2005, we had $2,012,465 accrued for profit sharing.

NOTE 5.  DISTRIBUTABLE EARNINGS

         As of December 31, 2004, and June 30, 2005, there were no distributable earnings. The difference between the book basis and tax basis components of distributable earnings is primarily attributed to Built-In Gains existing at the time of our qualification as a RIC (see Note 6. "Income Taxes"), nondeductible deferred compensation and net operating losses.

NOTE 6.  INCOME TAXES

         Provided that a proper election is made, a corporation taxable under Subchapter C of the Code or a C Corporation that elects to qualify as a RIC continues to be taxable as a C Corporation on any gains realized within 10 years of its qualification as a RIC (the "Inclusion Period") from sales of assets that were held by the corporation on the effective date of the RIC election ("C Corporation Assets"), to the extent of any gain built into the assets on such date ("Built-In Gain"). If the corporation fails to make a proper election, it is taxable on its Built-In Gain as of the effective date of its RIC election. We had Built-In Gains at the time of our qualification as a RIC and made the election to be taxed on any Built-In Gain realized during the Inclusion Period. Prior to 1999, we incurred ordinary and capital losses from operations. After our election of RIC status, those losses remained available to be carried forward to subsequent taxable years. We have previously used loss carryforwards to offset Built-In Gains. As of January 1, 2005, and June 30, 2005, we had $501,640 of pre-1999 loss carryforwards remaining and $4,663,457 of unrealized Built-In Gains remaining.

         Our net deferred tax liability at June 30, 2005, and December 31, 2004, consisted of the following:

                                                    June 30, 2005              December 31, 2004
                                              -------------------         ----------------------
Tax on unrealized Built-In Gains              $         1,540,044         $            1,540,044
Net operating loss and capital carryforward              (175,574)                      (175,574)
                                              -------------------         ----------------------
Net deferred income tax liability             $         1,364,470         $            1,364,470
                                              ===================         ======================


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

         We pay federal, state and local taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is taxed as a C Corporation. For the three months ended June 30, 2005, and 2004, our income tax provision was $634 and $1,112, respectively. For the six months ended June 30, 2005, and 2004, our income tax provision was $4,851 and $7,908, respectively.

NOTE 7.  ASSET ACCOUNT LINE OF CREDIT

         On November 19, 2001, we established an asset account line of credit. Any borrowings under the asset account line of credit will be secured by government and government agency securities. Currently, under the asset account line of credit, we may borrow up to $8,000,000. The asset account line of credit may be increased to up to 95 percent of the current value of the government and government agency securities with which we secure the line. Our outstanding balance under the asset account line of credit at both June 30, 2005, and 2004, was $0. The asset account line of credit bears interest at the Broker Call Rate, which is the interest rate that banks charge to brokers to finance margin loans to investors, plus 50 basis points.

NOTE 8.  SUBSEQUENT EVENTS

         On July 5, 2005, the $999,999 that was held in escrow at June 30, 2005, was released as a follow-on investment in NeoPhotonics Corporation. Upon settlement, a portion of the common shares received in the transaction were being held in escrow.

NOTE 9.  OTHER

         At June 30, 2005, we had a total of $19,011,889 held in cash and cash equivalents, which included $18,402,938 of proceeds from the June 30, 2005, maturity of treasury notes. These funds were used to settle the broker payable of $18,297,158 on July 1, 2005 in payment for newly purchased treasury notes.

         At December 31, 2004, we had a total of $255,486 of funds in escrow as a result of the merger of NanoGram Devices Corporation and a wholly owned subsidiary of Wilson Greatbatch Technologies, Inc. The funds were held for one year, until March 16, 2005, in an interest-bearing escrow account to secure the indemnification obligations of the former stockholders of NanoGram Devices Corporation. During 2004, we set up, by a charge to realized income from investments, a reserve of 100 percent of the $255,486. Upon receipt of the funds on March 16, 2005, we released the reserve and realized the income.

--------------------------------------------------------------------------------
                           HARRIS & HARRIS GROUP, INC.
                              FINANCIAL HIGHLIGHTS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                  Three Months Ended June 30                Six Months Ended June 30
                                               -----------------------------------      ----------------------------------
                                                    2005                 2004                 2005                 2004
                                               --------------       --------------       --------------       --------------
Per Share Operating Performance
Net asset value per share, beginning
of period ................................     $         4.20       $         3.01       $         4.33       $         2.95
     Net operating (loss) income .........              (0.19)               (0.05)               (0.23)               (0.11)
     Net realized income (loss) income on
        investments ......................              (0.08)                   0                (0.14)                0.06
     Net increase (decrease) in unrealized
        appreciation on investments ......               0.68                (0.11)               0. 65                (0.05)
                                               --------------       --------------       --------------       --------------
     Total from investment operations ....               0.41                (0.16)                0.28                (0.10)
                                               --------------       --------------       --------------       --------------
     Net decrease as a result of cash
        dividend .........................                  0                    0                    0                    0
     Net decrease as a result of deemed
        dividend shareholder tax credit ..                  0                    0                    0                    0
     Total distributions .................                  0                    0                    0                    0
                                               --------------       --------------       --------------       --------------
     Net increase (decrease) from capital
        stock transactions ...............                  0                    0                    0                    0
                                               --------------       --------------       --------------       --------------
Net asset value per share, end
     of period ...........................     $         4.61       $         2.85       $         4.61       $         2.85
                                               ==============       ==============       ==============       ==============
Market value per share, end
     of period ...........................     $        11.91       $        12.24       $        11.91       $        12.24
Total return based on stock price (1) ....               (1.1)%              (27.1)%              (27.3)%                6.2%

Supplemental Data:

Net assets, end of period ................     $   79,513,203       $   39,266,216       $   79,513,203       $   39,266,216

Ratio of expenses to average
     net assets (1) ......................                4.6%                 2.1%                 5.9%                 4.1%

Ratio of net operating income (loss) to
     average net assets (1) ..............               (4.3)%               (1.9)%               (5.3)%               (3.8)%

Portfolio turnover (1) ...................                0.5%                 0.0%                 1.0%                10.5%

Cash dividends paid per share ............     $            0       $            0       $            0       $            0

Deemed dividend per share ................     $            0       $            0       $            0       $            0

Number of shares outstanding,
     end of period .......................         17,248,845           13,798,845           17,248,845           13,798,845



(1) Not annualized.


          The accompanying notes are an integral part of this schedule.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information contained in this section should be read in conjunction with our unaudited June 30, 2005, Consolidated Financial Statements, and our audited December 31, 2004, Consolidated Financial Statements, and notes thereto.

Background and Overview

         We incorporated under the laws of the state of New York in August 1981. In 1983, we completed an initial public offering and invested $406,936 in Otisville BioTech, Inc., which also completed an initial public offering later that year. In 1984, Charles E. Harris purchased a controlling interest in us, which resulted in his also becoming the control person in Otisville. We then divested our other assets and became a financial services company, with the investment in Otisville as the initial focus of our business activity. We hired new management for Otisville, and Otisville acquired new technology targeting the development of a human blood substitute.

         By 1988, we operated two insurance brokerages and a trust company as wholly-owned subsidiaries. In 1989, Otisville changed its name to Alliance Pharmaceutical Corporation, and by 1990, we had completed selling our $406,936 investment in Alliance for total proceeds of $3,923,559.

         In 1992, we sold our insurance brokerage and trust company subsidiaries to their respective managements and registered as an investment company under the 1940 Act, commencing operations as a closed-end, non-diversified investment company. In 1995, we elected to become a business development company subject to the provisions of Sections 55 through 65 of the 1940 Act. Throughout our corporate history, we have made early stage venture capital investments in a variety of industries. We define venture capital investments as investments in start-up firms and small businesses with exceptional growth potential. In 1994, we made our first tiny technology investment. From August 2001 through June 2005, all 24 of our initial investments have been exclusively in tiny technology.

         Since our investment in Otisville in 1983, we have made a total of 66 venture capital investments, including four private placement investments, in securities of publicly traded companies. We have sold 40 of these 66 investments, realizing total proceeds of $108,496,803 on our invested capital of $42,562,069. Seventeen of these 40 investments were profitable. As measured from first dollar in to last dollar out, the average and median holding periods for these 40 investments were 3.5 years and 3.2 years, respectively. As measured by the 131 separate rounds of investment within these 40 investments, the average and median holding periods for the 131 separate rounds of investment were 2.7 years and 2.4 years, respectively. At June 30, 2005, we valued the 26 venture capital investments remaining in our portfolio at $45,421,482, or 57.1 percent of our net assets, including unrealized appreciation of $10,367,462. At June 30, 2005, from first dollar in, the average and median holding periods for these 26 venture capital investments were 2.9 years and 2.0 years, respectively. As measured by the 65 separate rounds of investment within these 26 investments, the average and median holding periods for the 65 separate rounds of investment were 2.6 years and 1.4 years, respectively.

         We have invested a substantial portion of our assets in venture capital investments of private, development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth, have little or no history of operations and are developing unproven technologies. At June 30, 2005, $22,635,955, or 28.5 percent, of our net assets consisted of private venture capital investments at fair value, net of unrealized depreciation of $8,006,691. At December 31, 2004, $18,508,138, or
24.8 percent, of our net assets at fair value consisted of private venture capital investments, net of unrealized depreciation of $9,577,094.

         At June 30, 2005, $22,785,527, or 28.7 percent of our net assets, consisted of common shares of NeuroMetrix, Inc., a publicly traded venture capital investment, valued at market value, of which unrealized appreciation was $18,374,153. Prior to January 18, 2005, our ownership interest in NeuroMetrix, Inc., was not in freely tradable securities, and prior to March 31, 2005, the fair value for our investment in NeuroMetrix, Inc., was determined in good faith by our Valuation Committee within guidelines established by our Board of Directors.

         We value our private venture capital investments each quarter at fair value as determined in good faith by our Valuation Committee within guidelines established by our Board of Directors in accordance with the 1940 Act. (See "Footnote to Consolidated Schedule of Investments" contained in "Consolidated Financial Statements.")

         We have discretion in the investment of our capital. However, we invest primarily in illiquid equity securities of private companies. Generally, these investments take the form of preferred stock, are subject to restrictions on resale and have no established trading market. Our principal objective is to achieve long-term capital appreciation. Therefore, a significant portion of our investment portfolio provides little or no income in the form of dividends or interest. We earn interest income from fixed-income securities, including U.S. government and government agency securities. The amount of interest income we earn varies with the average balance of our fixed-income portfolio and the average yield on this portfolio and is not expected to be material to our results of operations.

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

         Net Increase / (Decrease) in Unrealized Appreciation or Depreciation on Investments - the net unrealized change in the value of our investment portfolio.

         Owing to the structure and objectives of our business, we generally expect to experience net operating losses and seek to generate increases in our net assets from operations through the long term appreciation of our venture capital investments. We have relied, and continue to rely, on proceeds from sales of investments, rather than on investment income, to defray a significant portion of our operating expenses. Because such sales are unpredictable, we attempt to maintain adequate working capital to provide for fiscal periods when there are no such sales.

Results of Operations

         Three months ended June 30, 2005, as compared with the three months ended June 30, 2004

         We had a net increase in net assets resulting from operations of $7,001,847 in the three months ended June 30, 2005, as compared with a net decrease in net assets resulting from operations of $2,237,037 in the three months ended June 30, 2004.

Investment Income and Expenses:

         We had net operating losses of $ 3,302,094 and $774,584 for the three months ended June 30, 2005, and June 30, 2004, respectively.

      Operating expenses were $3,460,811 and $853,815 for the three months ended June 30, 2005, and June 30, 2004, respectively. The increase in expenses for the three months ended June 30, 2005, as compared with the three months ended June 30, 2004, is primarily a result of the increase to the profit sharing plan provision of $2,012,465 resulting from an increase of $11,921,734 in the valuation of our investment in NeuroMetrix, Inc., during the three months ended June 30, 2005. In addition, professional fees increased by $139,244, or 176.5 percent, primarily as a result of ongoing expenses of compliance with Section 404 of the Sarbanes-Oxley Act of 2002. An increase in administration and operations expense of $300,368, or 160.8 percent, is primarily owing to the increase in expenses associated with proxy solicitation for non-routine matters and increases in the cost of directors' and officers' liability insurance.

Realized Income and Losses on Investments:

         During the three months ended June 30, 2005, we realized net losses of $1,386,741, and during the three months ended June 30, 2004, we realized income of $2,580, before taxes.

         Net realized losses for the three months ended June 30, 2005, consisted primarily of the realized loss from the sale of our investment in Nanotechnologies, Inc., of $1,091,209 and the loss on the sale of the assets underlying our investment in Optiva Inc., of $294,245.

Unrealized Appreciation or Depreciation on Investments:

         Net unrealized appreciation on total investments increased by $11,691,316, or 710.7 percent, during the three months ended June 30, 2005, from net unrealized depreciation of $1,645,024 at March 31, 2005, to net unrealized appreciation of $10,046,292 at June 30, 2005. Net unrealized depreciation on total investments increased by $1,463,921, or 91.9 percent, during the three months ended June 30, 2004, from $1,592,929 at March 31, 2004, to $3,056,850 at
June 30, 2004.

         During the three months ended June 30, 2005, net unrealized appreciation on our venture capital investments increased by $11,551,546, from net unrealized depreciation of $1,184,084 at March 31, 2005, to net unrealized appreciation of $10,367,462 at June 30, 2005, primarily owing to an increase in the valuation of our investment in NeuroMetrix, Inc., of $11,921,734, and realization of the losses on the sale of our investment in Nanotechnologies, Inc., of $1,091,209 and the sale of the assets underlying our investment in Optiva, Inc., of $675,000. In addition, decreases in the valuations of Zia Laser, Inc., Nanopharma Corp. and NanoOpto Corporation decreased our unrealized appreciation by $750,000, $563,097, and $571,283, respectively.

         During the three months ended June 30, 2004, we recorded a net increase of $1,264,290 in unrealized depreciation of our venture capital investments, primarily owing to increases in unrealized depreciation of Nanotechnologies, Inc., and Optiva, Inc., of $638,840 and $625,000, respectively.

Six months ended June 30, 2005, as compared with the six months ended June 30, 2004

         We had a net increase in net assets resulting from operations of $4,768,404 in the six months ended June 30, 2005, as compared with a net decrease in net assets resulting from operations of $1,416,522 for the six months ended June 30, 2004.

Investment Income and Expenses:

         We had net operating losses of $4,042,681 and $1,524,449, for the six months ended June 30, 2005, and June 30, 2004, respectively.

         Operating expenses were $4,466,507 and $1,660,216 for the six months ended June 30, 2005, and June 30, 2004, respectively. The increase in expenses for the six months ended June 30, 2005, as compared with the six months ended June 30, 2004, is primarily related to an increase of $1,700,871 in the profit sharing expense resulting from an increase of $9,671,705 in the valuation of our investment in NeuroMetrix, Inc. Salaries and benefits increased by $217,118, or
22.5 percent, primarily as a result of the addition of four full-time employees, and secondarily to increases in salary and benefits for existing employees. Administration and operations increased by $463,031, or 133.8 percent, as a result of increased expenses owing to proxy solicitation for non-routine matters and increases in the cost of our directors' and officers' liability insurance. Professional fees increased by $332,648, or 210.6 percent, owing to expenses associated with the implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Realized Income and Losses on Investments:

         During the six months ended June 30, 2005, we realized losses of $2,427,785 as compared with realized income of $795,969 for the six months ended June 30, 2004, before taxes.

         During the six months ended June 30, 2005, we realized losses on the sale of investments including $1,358,286 for Agile Materials & Technologies, Inc., and $1,091,209 for Nanotechnologies, Inc. We also realized a loss of $294,245 from the sale of the assets underlying our investment in Optiva, Inc. These realized losses were partially offset by the realized gain of $255,486 on the sale of our investment in NanoGram Devices Corporation.

         During the six months ended June 30, 2004, our realized net gains of $795,969 consisted primarily of a realized gain of $1,681,259, resulting from the sale of our investment in NanoGram Devices Corporation, offset by a realized loss of $915,108 resulting from the sale of our shares of Series D Convertible Preferred Stock in NeoPhotonics Corporation.

Unrealized Appreciation or Depreciation on Investments:

         Net unrealized appreciation on total investments increased by $11,243,721 or 939.0 percent, during the six months ended June 30, 2005, from net unrealized depreciation of $1,197,429 at December 31, 2004, to net unrealized appreciation of $10,046,292 at June 30, 2005. Net unrealized depreciation on total investments increased by $680,134, or 28.6 percent, during the six months ended June 30, 2004, from $2,376,716 at December 31, 2003, to $3,056,850 at June 30, 2004.

         During the six months ended June 30, 2005, we recorded a net increase of $11,242,108 in unrealized appreciation of our venture capital investments, primarily as a result of an increase in unrealized appreciation of NeuroMetrix, Inc., of $9,671,705. In addition, unrealized appreciation increased as a result of the realization of losses on the sale of our investments in Agile Materials and Technologies, Inc. of $1,364,081, Nanotechnologies, Inc., of $917,410 and the sale of the assets underlying our investment in Optiva, Inc., of $675,000. Changes in valuation resulted in increased appreciation on our investment in Nantero, Inc., of $813,771 and decreased appreciation on our investments in Zia Laser, Inc., of $750,000 and Nanopharma Corporation of $563,097.

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

Financial Condition

Six Months ended June 30, 2005

         Our total assets and net assets were $103,994,225 and $79,513,203, respectively, at June 30, 2005, compared with $79,361,451 and $74,744,799 at December 31, 2004.

         Net asset value per share was $4.61 at June 30, 2005, as compared with $4.33 at December 31, 2004. Our shares outstanding were unchanged during the six months ended June 30, 2005.

         Significant developments in the six months ended June 30, 2005, were an increase in the value of our venture capital investments of $13,799,522 and a decrease in the value of our investment in U.S. government and government agency securities of $8,248,104. The increase in the value of our venture capital investments, from $31,621,960 at December 31, 2004, to $45,421,482 at June 30,
2005, resulted primarily from the increase in value of our investment in NeuroMetrix, Inc., from $13,113,822 at December 31, 2004, to $22,785,527 at June 30, 2005, and three new and six follow-on investments. The increase in our assets also reflects temporary timing differences resulting from the purchase of U.S. government and government agency securities prior to the end of the second quarter of $18,297,158, with payment for such purchase due in the third quarter.

         The following table is a summary of additions to our portfolio of venture capital investments during the six months ended June 30, 2005:

             New Investment                                         Amount
             --------------                                      ------------
             eLite Optoelectronics, Inc.                         $ 1,000,000
             Kereos, Inc.                                        $   800,000
             Zia Laser, Inc.                                     $ 1,500,000

             Follow-on Investment
             --------------------
             Cambrios, Inc.                                      $   511,006
             Nanomix, Inc.                                       $   250,000
             NanoOpto Corporation                                $   411,741
             Nanopharma Corp.                                    $   100,000
             Nantero, Inc.                                       $   571,329
             Starfire Systems, Inc.                              $   500,000
                                                                 -----------

             Total                                               $ 5,644,076
                                                                 ===========

         The following tables summarize the values of our portfolios of venture capital investments and U.S. government and government agency securities, as compared with their cost, at June 30, 2005, December 31, 2004, and December 31, 2003:

                                                         December 31,
                                    June 30,     ------------------------------
                                     2005             2004              2003
                                 -----------     ------------      ------------
Venture capital investments,
     at cost ...............     $35,054,020     $ 32,496,605      $ 17,481,879
Unrealized appreciation
     (depreciation)(1) .....      10,367,462         (874,645)       (2,375,303)
                                 -----------     ------------      ------------
Venture capital investments,
     at fair value .........     $45,421,482     $ 31,621,960      $ 15,106,576
                                 ===========     ============      ============




                                                         December 31,
                                    June 30,     ------------------------------
                                     2005             2004              2003
                                 -----------     ------------      ------------
U.S. government and agency
     obligations, at cost .....    $ 36,695,789    $ 44,945,505    $ 27,121,899
Unrealized depreciation(1) ....        (321,171)       (322,783)         (1,413)
                                   ------------    ------------    ------------
U.S. government and agency
     obligations, at fair value    $ 36,374,618    $ 44,622,722    $ 27,120,486
                                   ============    ============    ============


1)At June 30, 2005, the accumulated unrealized appreciation on investments, including deferred taxes, was $8,506,248. At December 31, 2004, and December 31, 2003, the accumulated unrealized depreciation on investments, including deferred taxes, was $2,737,473 and $3,221,635, respectively.

         The following table summarizes the value composition of our venture capital investment portfolio at June 30, 2005, December 31, 2004, and December 31, 2003. NeuroMetrix, Inc., accounted for 99.5 percent, 97.6 percent and 85.6 percent of the "Other Venture Capital Investments," at June 30, 2005, December 31, 2004, and December 31, 2003, respectively.

                                                                December 31,
                                                June 30,     ------------------
Category                                          2005        2004        2003
                                                -------      ------      ------
Tiny Technology ............................       49.6%       57.5%       60.7%
Other Venture Capital Investments ..........       50.4%       42.5%       39.3%
                                                 ------      ------      ------
Total Venture Capital Investments ..........      100.0%      100.0%      100.0%
                                                 ======      ======      ======


         The following table summarizes the fair value composition of our venture capital investment portfolio that was still privately held at June 30, 2005, December 31, 2004, and December 31, 2003. NeuroMetrix, Inc., became a publicly held company in July 2004.

                                                                 December 31,
                                               June 30,     -------------------
Category                                        2005         2004         2003
                                               -------      ------       ------
Tiny Technology .........................        99.4%        98.2%        60.7%
Other Privately Held Venture
  Capital Investments ...................          .6%         1.8%        39.3%
                                               ------       ------       ------
Total Private Venture
  Capital Investments ...................       100.0%       100.0%       100.0%
                                               ======       ======       ======

Liquidity

         Our primary sources of liquidity are cash and U.S. government and government agency securities, receivables and freely marketable non-government securities, net of short-term indebtedness. Our secondary sources of liquidity are restricted securities of companies that are publicly traded. At June 30, 2005, NeuroMetrix, Inc., is our only publicly traded, freely marketable non-government security. NeuroMetrix became a publicly traded company in July 2004, and our common shares of NeuroMetrix were contractually restricted until January 18, 2005.

Six months ended June 30, 2005

         At June 30, 2005, and December 31, 2004, our total net primary liquidity was $59,953,045 and $45,353,691, respectively, and our secondary liquidity was $0 and $13,133,822, respectively.

         The increase in our primary liquidity and decrease in our secondary liquidity from December 31, 2004, to June 30, 2005, is primarily owing to the reclassification of our common shares of NeuroMetrix, Inc., from secondary liquidity to primary liquidity, as they were no longer restricted at June 30, 2005, and an increase in the value of those shares. The increase in our total liquidity is primarily owing to an increase in the value of our investment in NeuroMetrix, Inc., offset by the investments made in venture capital portfolio companies and the use of funds for net operating expenses. NeuroMetrix's common stock is thinly traded, which could negatively impact our liquidity.

Capital Resources

         In 2004, we registered with the Securities and Exchange Commission for the sale of up to 7,000,000 shares of our common stock from time to time. On July 7, 2004, we sold 3,450,000 common shares for net proceeds of $36,501,000; net proceeds of the offering, less offering costs of $372,825, were $36,128,175. We intend to use, and have been using, the net proceeds of the offering, less offering costs, to make new investments in tiny technology as well as follow-on investments in our existing venture capital investments, and for working capital. Through June 30, 2005, we have used $12,481,009 for these purposes. An additional 3,550,000 shares of our common stock may be sold at prices and on terms to be set forth in one or more supplements to the prospectus from time to time.

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

Recent Developments

      On July 5, 2005, the $999,999 that was held in escrow at June 30, 2005, was released as a follow-on investment in NeoPhotonics Corporation. Upon settlement, a portion of the common shares received in the transaction were being held in escrow.

RISK FACTORS

         Investing in our common stock involves significant risks relating to our business and investment objective. You should carefully consider the risks and uncertainties described below before you purchase any of our common stock. These risks and uncertainties are not the only ones we face. Unknown additional risks and uncertainties, or ones that we currently consider immaterial, may also impair our business. If any of these risks or uncertainties materialize, our business, financial condition or results of operations could be materially adversely affected. In this event, the trading price of our common stock could decline, and you could lose all or part of your investment.

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

         The technology of our portfolio companies is new and in many cases unproven. Their potential products require significant and lengthy product development efforts. To date, many of our portfolio companies have not developed any commercially available products. If our portfolio companies are not able to develop successful tiny technology-enabled products, they will be unable to generate product revenue or build sustainable or profitable businesses.

         Our  portfolio   companies   working  with  tiny   technology   may  be
particularly susceptible to intellectual property litigation.

         Research and commercialization efforts in tiny technology are being undertaken by a wide variety of government, academic and private corporate entities. As additional commercially viable applications of tiny technology begin to emerge, ownership of intellectual property on which these products are based may be contested. Any litigation over the ownership of, or rights to, any of our portfolio companies' technologies or products would have a material adverse effect on those companies' values.

         Our  portfolio   companies  may  not  currently  have  the  ability  to
manufacture nanotechnology-enabled products in volume and will not be able to sell products without developing volume manufacturing capabilities.

         The manufacture of our portfolio companies' potential nanotechnology-enabled products is unproven and will require long lead times to establish adequate facilities. Some of the potential products may require our portfolio companies to manufacture large volumes of materials in order to meet commercial demand that are substantially larger than their current capabilities. Our portfolio companies may not be able to develop commercial scale manufacturing capabilities or produce products cost effectively. If our portfolio companies are unable to manufacture economically or to produce their products in commercial quantities that meet acceptable performance and quality specifications, we could suffer financial losses in our portfolio.

         Even  if  our  portfolio  companies  develop  commercially   acceptable
products, they may not be able to manufacture their products in a profitable, cost-effective manner.

         Even if the technology and products of our portfolio companies gain commercial acceptance, they may not be able to manufacture their products in a profitable manner. Even if our portfolio companies are able to manufacture their products on a commercial scale, the cost of manufacturing their products may be higher than they expect. If manufacturing costs and royalty obligations are not significantly less than the prices at which they can sell their products, it would lead to financial losses in our portfolio.

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

         Our portfolio companies will need to achieve commercial acceptance of their products to obtain product revenue and achieve profitability and may not be able to do so.

         Even if the products of our portfolio companies are technologically feasible, these early-stage companies may not successfully develop commercially viable products on a timely basis, if at all. It could be at least several years before many of our portfolio companies develop initial products that are commercially available and, during this period, superior competitive technologies may be introduced or customer needs may change resulting in some products being unsuitable for commercialization. The revenue growth and achievement of profitability by our portfolio companies will depend substantially on their ability to introduce new products into the marketplace that are widely accepted by customers. If they are unable to achieve commercial acceptance of their products in a cost-effective manner, the value of our portfolio could be significantly adversely affected.

         Unfavorable economic conditions could result in the inability of our portfolio companies to access additional capital, leading to financial losses in our portfolio.

         Most of the companies in which we have made or will make investments are susceptible to economic slowdowns or recessions. An economic slowdown or adverse capital or credit market conditions may affect the ability of a company in our portfolio to raise additional capital from venture capital or other sources or to engage in a liquidity event such as an initial public offering or merger. Adverse economic, capital or credit market conditions may lead to financial losses in our portfolio.

         The value of our portfolio could be adversely affected if the technologies utilized by our portfolio companies are found to cause health or environmental risks.

         Our portfolio companies work with new technologies, which could have potential environmental and health impacts. Tiny technology in general and nanotechnology in particular are currently the subject of health and environmental impact research. If health or environmental concerns about tiny technology or nanotechnology were to arise, whether or not they had any basis in fact, our portfolio companies might incur additional research, legal and regulatory expenses, might have difficulty raising capital or marketing their products.

         Public perception of ethical and social issues regarding nanotechnology may limit or discourage the use of nanotechnology-enabled products, which could reduce our portfolio companies' revenues and harm our business.

         Nanotechnology has received both positive and negative publicity and is the subject increasingly of public discussion and debate. Government authorities could, for social or other purposes, prohibit or regulate the use of nanotechnology. Ethical and emotional concerns about nanotechnology could adversely affect acceptance of the potential products of our portfolio companies or lead to new government regulation of nanotechnology-enabled products. For example, debate regarding the production of materials that could cause harm to the environment or the health of individuals could raise concerns in the public's perception of nanotechnology, not all of which may be rational or scientifically based.

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

         Unfavorable economic conditions and regulatory changes could impair our ability to engage in liquidity events.

         Our business of making private equity investments and positioning our portfolio companies for liquidity events may be adversely affected by current and future capital markets and economic conditions. The public equity markets currently provide less opportunity for liquidity events than at times in the past when there was more robust demand for initial public offerings, even for more mature technology companies than those in which we typically invest. The potential for public market liquidity could further decrease and could lead to an inability to realize potential gains or could lead to financial losses in our portfolio and a decrease in our revenues, net income and assets. Recent government reforms affecting publicly traded companies, stock markets, investment banks and securities research practices have made it more difficult for privately held companies to complete successful initial public offerings of their equity securities, and such reforms have increased the expense and legal exposure of being a public company. Slowdowns in initial public offerings also have an adverse effect on the frequency and prices of acquisitions of privately held companies. The lack of merger and/or acquisition opportunities for privately held companies also has an adverse effect on the ability of these companies to raise capital from private sources. Public equity market response to company offerings of nanotechnology-enabled products is uncertain. An inability to engage in liquidity events could negatively affect our liquidity, our reinvestment rate in new and follow-on investments and the value of our portfolio.

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

         There is generally no public market for the equity securities in which we invest. Pursuant to the requirements of the Investment Company Act of 1940, which we refer to as the 1940 Act, we value all of the private equity securities in our portfolio at fair value as determined in good faith by the Valuation Committee of our Board of Directors, pursuant to Valuation Procedures established by the Board of Directors. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment pursuant to specified valuation principles and processes. We are required by the 1940 Act to value specifically each individual investment on a quarterly basis and record unrealized depreciation for an investment that we believe has become impaired. Conversely, we must record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value that we assign to our investments may differ from the values that would have been used had an efficient market existed for the investments, and the difference could be material. Any changes in fair value are recorded in our consolidated statements of operations as a change in the "Net (decrease) increase in unrealized appreciation on investments."

         In the venture capital industry, even when a portfolio of early stage, high-technology venture capital investments proves to be profitable over the portfolio's lifetime, it is common for the portfolio's value to undergo a so-called "J-curve" valuation pattern which means that when reflected on a graph, the portfolio's valuation would appear in the shape of the letter "J" declining from the initial valuation prior to increasing in valuation. This J-curve valuation pattern results from write-downs and write-offs of portfolio investments that appear to be unsuccessful, prior to write-ups for portfolio investments that prove to be successful. Even if our venture capital investments prove to be profitable in the long run, such J-curve valuation patterns could have a significant adverse effect on the value of our common stock in the interim. As we continue to make additional tiny technology investments, this J-curve pattern may not be relevant for the portfolio as a whole because the individual J-curves for each investment, or series of investments, may overlap with previous investments at different stages of their J-curves.

         Because we are a non-diversified company with a relatively concentrated portfolio, the value of our business is subject to greater volatility than the value of companies with more broadly diversified investments.

         As a result of our assets being invested in the securities of a small number of issuers, we are classified as a non-diversified company. We may be more vulnerable to events affecting a single issuer or industry and therefore subject to greater volatility than a company whose investments are more broadly diversified. Accordingly, an investment in our common stock may present greater risk to you than an investment in a diversified company.

         We may be obligated to pay substantial amounts under our profit-sharing plan.

         Our employee profit-sharing plan requires us to distribute to our officers and employees 20 percent of any net after-tax realized income as reflected on our consolidated statements of operations for that year, less any non-qualifying gain. Payments may be made under our profit-sharing plan in a particular year, even if we have incurred losses in previous years. These distributions reduce funds available for investment and may have a significant effect on the amount of direct distributions in the form of cash dividends, or indirect distributions in the form of tax credits, if any, made to our shareholders.

         Although we have specialized in tiny technology since 2001, as of June 30, 2005, approximately 50 percent of the net asset value attributable to our venture capital investment portfolio, or 29 percent of our net asset value, is concentrated in one company, NeuroMetrix, Inc. We initially invested in 1996 as a seed investor in NeuroMetrix, Inc., which is not a tiny technology company.

         At June 30, 2005, we valued our investment in NeuroMetrix, Inc. ("NeuroMetrix"), which had a historical cost to us of $4,411,374, at $22,785,527, or 50.2 percent of the net asset value attributable to our venture capital investment portfolio, or 28.7 percent of our net asset value. We made our initial investment as a seed investor in NeuroMetrix in 1996, prior to 2001 when we began our focus on tiny technology. is a non-tiny technology company. It is publicly traded on the Nasdaq National Market and is often thinly traded. Any downturn in the market price of NeuroMetrix's stock or its business outlook, in general, or any failure of its products to receive widespread acceptance in the marketplace, would have a significant effect on our specific investment in NeuroMetrix, Inc., and on the overall value of our portfolio.

         All 24 of our initial investments from August 2001 through June 2005 have been in tiny technology companies, and we consider 21 of the companies in our current venture capital investment portfolio to be tiny technology companies. Nevertheless, at June 30, 2005, only 49.6 percent of the net asset value attributable to our venture capital investment portfolio, or 28.3 percent of our net asset value, was invested in tiny technology companies, which may limit our ability to achieve our investment objective.

         We are dependent upon key management personnel for future success and may not be able to retain them.

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

         We anticipate that it will be necessary for us to add investment professionals with expertise in venture capital and/or tiny technology and administrative and support staff to accommodate the increasing size of our portfolio. We may need to provide additional scientific, business, accounting, legal or investment training for our hires. There is competition for highly qualified personnel, and we may not be successful in our efforts to recruit and retain highly qualified personnel.

         The market for venture capital investments, including tiny technology investments, is highly competitive.

         We face substantial competition in our investing activities from many competitors, including but not limited to: private venture capital funds; investment affiliates of large industrial, technology, service and financial companies; small business investment companies; wealthy individuals; and foreign investors. Our most significant competitors typically have significantly greater financial resources than we do. Greater financial resources are particularly advantageous in securing lead investor roles in venture capital syndicates. Lead investors negotiate the terms and conditions of such financings. Many sources of funding compete for a small number of attractive investment opportunities. Hence, we face substantial competition in sourcing good investment opportunities on terms of investment that are commercially attractive.

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

         Use of debt or preferred stock as a source of capital entails two primary risks. The first risk is the risk of leverage, which is the use of debt to increase your pool of capital for investment purposes. The use of debt leverages our available common equity capital, magnifying the impact on net asset value of changes in the value of our investment portfolio. For example, a business development company that uses 33 percent leverage (that is, $50 of leverage per $100 of common equity) will show a 1.5 percent increase or decline in net asset value for each 1 percent increase or decline in the value of its total assets. The second risk is that the cost of debt or preferred stock financing may exceed the return on the assets the proceeds are used to acquire, thereby diminishing rather than enhancing the return to common shareholders. If we issued preferred shares, the common shareholders would bear the cost of this leverage. To the extent that we utilize debt or preferred stock financing for any purpose, these two risks would likely make our total return to common shareholders more volatile. In addition, we might be required to sell investments, in order to meet dividend, interest or principal payments, when it may be disadvantageous for us to do so.

         As provided in the 1940 Act and subject to some exceptions, we can issue debt or preferred stock so long as our total assets immediately after the issuance, less some ordinary course liabilities, exceed 200 percent of the sum of the debt and any preferred stock outstanding. The debt or preferred stock may be convertible in accordance with SEC guidelines, which may permit us to obtain leverage at more attractive rates. The requirement under the 1940 Act to pay, in full, dividends on preferred shares or interest on debt before any dividends may be paid on our common stock means that dividends on our common stock from earnings may be reduced or eliminated. An inability to pay dividends on our common stock could conceivably result in our ceasing to qualify as a regulated investment company, or RIC, under the Code, which would in most circumstances be materially adverse to the holders of our common stock. As of the date hereof, we do not have any debt or preferred stock outstanding.

         We are authorized to issue preferred stock, which would convey special rights and privileges to its owners superior to those of common stock shareholders.

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

         We qualified as a RIC for 2004 under the tax Code. As a RIC, we do not have to pay federal income taxes on our income (including realized gains) that is distributed to our shareholders. Accordingly, we are not permitted under accounting rules to establish reserves for taxes on our unrealized capital gains. If we fail to qualify for RIC status in 2005 or beyond, to the extent that we had unrealized gains, we would have to establish reserves for taxes, which would reduce our net asset value, net of a reduction in the reserve for employee profit sharing, accordingly. To the extent that we, as a RIC, were to decide to make a deemed distribution of net realized capital gains and retain the net realized capital gains, we would have to establish appropriate reserves for taxes upon making that decision. It is possible that establishing reserves for taxes could have a material adverse effect on the value of our common stock.

         We operate in a heavily regulated environment and changes to or noncompliance with regulations or laws could harm our business.

         We are subject to substantive SEC regulations as a business development company. Securities and tax laws and regulations governing our activities may change in ways adverse to our and our shareholders' interests, and interpretations of these laws and regulations may change with unpredictable consequences. Any change in the laws or regulations that govern our business could have an adverse impact on us or on our operations. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules, are creating additional expense and uncertainty for publicly held companies in general, and for business development companies in particular. These new or changed laws, regulations and standards are subject to varying interpretations in many cases because of their lack of specificity, and as a result, their application in practice may evolve over time, which may well result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

         We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have and will continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors' audit of that assessment has required the commitment of significant financial and managerial resources. Moreover, even though BDCs are not mutual funds, they must comply with several of the new regulations applicable to mutual funds, such as the requirement for the implementation of a comprehensive compliance program and the appointment of a Chief Compliance Officer. Further, our Board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified Board members and executive officers, which could harm our business, and we have significantly increased both our coverage under, and the related expense, for directors' and officers' liability insurance. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, our reputation may be harmed. Also, as business and financial practices continue to evolve, they may render the regulations under which we operate less appropriate and more burdensome than they were when originally imposed. This increased regulatory burden is causing us to incur significant additional expenses and is time consuming for our management, which could have a material adverse effect on our financial performance.

         If we are unable to remediate a material weakness previously identified in our internal controls, or have other significant deficiencies or material weaknesses, our ability to report our financial results on a timely and accurate basis may be adversely affected.

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Effective internal controls are necessary for us to provide reliable financial reports.

         We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. As noted in Management's Report on Internal Control Over Financial Reporting included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we determined that we had a material weakness with respect to maintaining effective controls over the accuracy of the Financial Highlights ratios based on an audit adjustment to the line item referred to as "Total return based on: Net asset value" in the Company's Financial Highlights section of the financial statements for the year ended December 31, 2004. Specifically, our procedures for preparing the Financial Highlights ratios were not sufficiently detailed to detect errors in the underlying calculations.

         We have implemented the following changes to our internal control over financial reporting during the first and second quarters of 2005:

         1. We retained Anne M. Donoho, C.P.A., M.B.A., to serve as a temporary, senior controller and consultant, effective March 14, 2005. Ms. Donoho is currently expected to remain in these roles through August 2005.

         2. We hired Patricia N. Egan, C.P.A, to serve as Chief Accounting Officer and Senior Controller, effective June 13, 2005.

         3. On March 5, 2005, we engaged an independent accounting and consulting firm with industry experience, Eisner LLP ("Eisner"), to read the financial statements contained in the draft Annual Report and to provide financial reporting and accounting advisory services to the Company. On April 4, 2005, we engaged Eisner to provide financial reporting and accounting advisory services to the Company on an ongoing basis, including reading and commenting on the Company's quarterly and annual financial statements prior to submission to our external auditors.

         4. In March 2005, we revised the worksheet that we use for preparing our Annual and Interim Reports to clarify how ratios in the Financial Highlights section are calculated.

         5. In March 2005, we mapped out a detailed sequence of reviews of our Annual and Interim Reports that must occur rather than merely stating that additional reviews should occur as necessary

         In addition, during the preparation and review of the financial statements for the fiscal periods ended June 30, 2005, an error was identified in the spreadsheet used to compute the line item referred to as "Portfolio Turnover" in the Financial Highlights section, which existed at December 31, 2004 and had not yet been addressed in the remediation process. Although the error has been corrected in the financial statements included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and did not have a material impact on previously issued financial statements, we have determined that additional reviews of the Financial Highlights spreadsheets are required before the material weakness can be considered to be remediated.

         We will continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all controls issues within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

         If we are unable to remediate the identified material weakness in our internal controls or if we have other significant deficiencies or material weaknesses in our internal controls, our ability to report financial results on a timely and accurate basis may be adversely affected.

         We expect that the market price of our common stock will be volatile.

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

o volatility resulting from trading in derivative securities related to our common stock may include puts, calls, long-term equity anticipation securities, or LEAPs, or short trading positions;

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

         As a RIC, we must annually distribute at least 90 percent of our investment company taxable income as a dividend and may either distribute or retain our realized net capital gains from investments. As a result, these earnings may not be available to fund investments. If we fail to generate net realized capital gains or to obtain funds from outside sources, it would have a material adverse effect on our financial condition and results of operations as well as our ability to make follow-on and new investments. Because of the structure and objectives of our business, we generally expect to experience net operating losses and rely on proceeds from sales of investments, rather than on investment income, to defray a significant portion of our operating expenses. These sales are unpredictable and may not occur. In addition, as a business development company, we are generally required to maintain a ratio of at least 200 percent of total assets to total borrowings, which may restrict our ability to borrow to fund these requirements. Lack of capital could curtail our investment activities or impair our working capital.

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

         Neither our investments nor an investment in us is intended to constitute a balanced investment program. We are exposed to public-market price fluctuations as a result of our publicly traded portfolio, which may be composed primarily or entirely of highly risky, volatile securities. Currently, 50 percent of the value of our portfolio of venture capital investments consists of the publicly traded common stock of one company, NeuroMetrix, Inc.

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

         We also invest in short-term money market instruments, and both short- and long-term U.S. government and government agency securities. To the extent that we invest in short- and long-term U.S. government and government agency securities, changes in interest rates may result in changes in the value of these obligations which would result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment and expectations of future price and market movements, and it will vary from period to period. If the average interest rate on our portfolio of U.S. government and government agency securities at June 30, 2005, were to increase by 25, 75 and 150 basis points, the value of the securities, and our net asset value, would decrease by approximately $92,185, $276,555 and $553,110, respectively.

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

         While we invest in short-term money market and U.S. government and government agency securities and may draw down on the asset line of credit, we do not consider a change in interest rates to result in significant risks.

Item 4.  Controls and Procedures

         (a) Disclosure Controls and Procedures. As of the end of the period covered by this report, our chief executive officer and our chief financial officer conducted an evaluation of our disclosure controls and procedures (as required by Rules 13a-15 of the Securities Exchange Act of 1934 (the "1934 Act")). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the 1934 Act is accumulated and communicated to the issuer's management as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2005, based upon the evaluation of our disclosure controls and procedures and in light of the material weakness described below, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective. However, in light of the material weakness described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements are prepared in accordance with generally accepted accounting principles.

         (b) Changes in Internal Control Over Financial Reporting.

Remediation Update

         As noted in Management's Report on Internal Control Over Financial Reporting included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we determined that we had a material weakness with respect to maintaining effective controls over the accuracy of the Financial Highlights ratios based on an audit adjustment to the line item referred to as "Total return based on: Net asset value" in the Company's Financial Highlights section of the financial statements for the year ended December 31, 2004. Specifically, our procedures for preparing the Financial Highlights ratios were not sufficiently detailed to detect errors in the underlying calculations. As a result of the above material weakness, we implemented the following changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the first and second quarters of 2005 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

         1. We retained Anne M. Donoho, C.P.A., M.B.A., to serve as a temporary, senior controller and consultant, effective March 14, 2005. Ms. Donoho is currently expected to remain in these roles through August 2005.

         2. We hired Patricia N. Egan, C.P.A, to serve as Chief Accounting Officer and Senior Controller, effective June 13, 2005.

         3. On March 5, 2005, we engaged an independent accounting and consulting firm with industry experience, Eisner LLP ("Eisner"), to read the financial statements contained in the draft Annual Report and to provide financial reporting and accounting advisory services to the Company. On April 4, 2005, we engaged Eisner to provide financial reporting and accounting advisory services to the Company on an ongoing basis, including reading and commenting on the Company's quarterly and annual financial statements prior to submission to our external auditors.

         4. In March 2005, we revised the worksheet that we use for preparing our Annual and Interim Reports to clarify how ratios in the Financial Highlights section are calculated.

         5. In March 2005, we mapped out a detailed sequence of reviews of our Annual and Interim Reports that must occur rather than merely stating that additional reviews should occur as necessary.

         In addition, during the preparation and review of the financial statements for the fiscal periods ended June 30, 2005, an error was identified in the spreadsheet used to compute the line item referred to as "Portfolio Turnover" in the Financial Highlights section, which existed at December 31, 2004 and had not yet been addressed in the remediation process. Although the error has been corrected in the financial statements included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and did not have a material impact on previously issued financial statements, we have determined that additional reviews of the Financial Highlights spreadsheets are required before the material weakness can be considered to be remediated.

Other Changes

         In addition, we implemented the following changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the second quarter of 2005 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

         1. We have increased the detail included as a part of our general ledger, the system that maintains all of our accounting data for production of the financial statements included in our annual and quarterly reports.

         2. We have completed an inventory and consolidation of the spreadsheets that we use for preparing our financial statements.

         We believe that the above enhancements to our internal control over financial reporting will better ensure the accuracy of our financial statements and the quantitative disclosures we provide in our periodic reports.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

         On May 5, 2005, we held our Annual Meeting of Shareholders to (1) elect directors of the Company; (2) approve a proposal to authorize the Company to offer long-term rights to purchase shares of the Company's common stock; (3) amend our Certificate of Incorporation to increase the number of authorized shares of common stock; (4) remove certain investment restrictions adopted prior to our becoming a business development company that are not applicable to business development companies: (4A) eliminate the investment restriction regarding concentration, (4B) eliminate the investment restriction regarding borrowing and the issuance of senior securities, (4C) eliminate the investment restriction regarding lending, (4D) eliminate the investment restriction regarding underwriting securities, (4E) eliminate the investment restriction regarding the purchase or sale of real estate, (4F) eliminate the investment restriction regarding the purchase or sale of commodities, and (4G) eliminate the investment restriction regarding making short sales.

         At the close of business on the record date, March 14, 2005, an aggregate of 17,248,845 shares of common stock were issued and outstanding.

         All of the nominees at the May 5, 2005, Annual Meeting were elected as directors:

               Nominees                           For               Withheld
      --------------------------               ----------          ----------
      Dr. C. Wayne Bardin                      15,955,854             111,989
      Dr. Phillip A. Bauman                    15,963,975             103,868
      G. Morgan Browne                         15,952,380             115,463
      Dugald A. Fletcher                       15,956,839             111,004
      Charles E. Harris                        15,966,964             100,879
      Dr. Kelly S. Kirkpatrick                 15,965,214             102,629
      Mark A. Parsells                         15,962,281             105,562
      Lori D. Pressman                         15,965,089             102,754
      Charles E. Ramsey                        15,959,286             108,557
      James E. Roberts                         15,956,396             111,447

         With respect to proposal number two, described as a proposal "to authorize the Company to offer long-term rights to purchase shares of the Company's common stock at an exercise price that, at the time such rights are issued, will not be less than the greater of the market value of the Company's common stock or the net asset value of the Company's common stock," the affirmative votes cast were 7,415,566, the negative votes cast were 1,755,573, those abstaining were 24,422 and the broker non-votes were 6,872,282.

         With respect to proposal number three, described as a proposal "to amend our Certificate of Incorporation to increase the number of authorized shares of common stock from 25,000,000 to 30,000,000," the affirmative votes cast were 15,690,247, the negative votes cast were 358,370, those abstaining were 19,226 and there were no broker non-votes.

         With respect to proposal number four, described as a proposal to remove certain investment restrictions that date back to before we became a business development company that are not applicable to business development companies:
(4A) "to eliminate the investment restriction regarding concentration," the affirmative votes cast were 8,829,678, the negative votes cast were 289,602, those abstaining were 76,281 and the broker non-votes were 6,872,282; (4B) "to eliminate the investment restriction regarding borrowing and the issuance of senior securities," the affirmative votes cast were 8,733,023, the negative votes cast were 392,116, those abstaining were 70,422 and the broker non-votes were 6,872,282; (4C) "to eliminate the investment restriction regarding lending," the affirmative votes cast were 8,689,017, the negative votes cast were 439,996, those abstaining were 66,548 and the broker non-votes were 6,872,282; (4D) "to eliminate the investment restriction regarding underwriting securities," the affirmative votes cast were 8,793,134, the negative votes cast were 330,452, those abstaining were 71,975 and the broker non-votes were 6,872,282; (4E) "to eliminate the investment restriction regarding the purchase or sale of real estate," the affirmative votes cast were 8,779,854, the negative votes cast were 365,223, those abstaining were 50,484 and the broker non-votes were 6,872,282; (4F) "to eliminate the investment restriction regarding the purchase or sale of commodities," the affirmative votes cast were 8,672,951, the negative votes cast were 470,729, those abstaining were 51,881 and the broker non-votes were 6,872,282; and (4G) "to eliminate the investment restriction regarding making short sales," the affirmative votes cast were 8,641,888, the negative votes cast were 501,051, those abstaining were 52,622 and the broker non-votes were 6,872,282.

Item 5.  Other Information

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

                                       Harris & Harris Group, Inc.

                                       /s/ Douglas W. Jamison
                                       -----------------------------------------
                                       By:  Douglas W. Jamison, President
                                            and Chief Financial Officer


                                       /s/ Patricia N. Egan
                                       -----------------------------------------
                                       By: Patricia N. Egan
                                           Chief Accounting Officer and
                                           Vice President

Date: August 2, 2005

                                  EXHIBIT INDEX

Exhibit No.   Description
-----------   ------------

31.01 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.