Form 10-Q
period 2005-09-30
HARRIS & HARRIS GROUP INC /NY/
filed 2005-11-04
CIK 893739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended September 30, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               Yes   |X|             No   |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes   |_|             No   |X|


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                          Outstanding at November 4, 2005
--------------------------------------------------------------------------------
Common Stock, $0.01 par value per share                20,756,345 shares

                           Harris & Harris Group, Inc.
                          Form 10-Q, September 30, 2005

Page Number PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements......................................1

Consolidated Statements of Assets and Liabilities..............................2

Consolidated Statements of Operations..........................................3

Consolidated Statements of Cash Flows..........................................4

Consolidated Statements of Changes in Net Assets...............................5

Consolidated Schedule of Investments...........................................6

Notes to Consolidated Financial Statements....................................15

Financial Highlights..........................................................21


Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations ...................................................22

Background and Overview ......................................................22

Results of Operations ........................................................23

Financial Condition...........................................................26

Liquidity.....................................................................28

Capital Resources.............................................................28

Risk Factors..................................................................29

Item 3. Quantitative and Qualitative Disclosures About Market Risk............41

Item 4. Controls and Procedures...............................................42


PART II  OTHER INFORMATION

Item 6. Exhibits..............................................................44

Exhibit Index to Form 10-Q....................................................46

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

--------------------------------------------------------------------------------
                         HARRIS & HARRIS GROUP, INC.(R)
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
--------------------------------------------------------------------------------

                                     ASSETS
                                                                September 30, 2005 December 31, 2004
                                                                    (Unaudited)
Investments, at value (Cost:  $109,470,584 at 9/30/05,
     $77,442,110 at 12/31/04) ..................................   $ 130,127,822    $  76,244,682
Cash and cash equivalents ......................................         221,374          650,332
Restricted funds ...............................................       1,653,040        1,591,971
Receivable from portfolio company ..............................               0           10,000
Interest receivable ............................................         168,612           58,960
Income tax receivable ..........................................          11,016            2,480
Prepaid expenses ...............................................         105,069          542,489
Other assets, net of reserve of $255,486 at 12/31/04 (Note 9) ..         236,248          260,537
                                                                   -------------    -------------
Total assets ...................................................   $ 132,523,181    $  79,361,451
                                                                   =============    =============

                            LIABILITIES & NET ASSETS

Accounts payable and accrued liabilities .......................   $   3,346,238    $   2,905,658
Accrued profit sharing (Note 4) ................................       4,405,953          311,594
Deferred rent ..................................................          29,828           34,930
Deferred income tax liability (Note 6) .........................       1,364,470        1,364,470
                                                                   -------------    -------------
Total liabilities ..............................................       9,146,489        4,616,652
                                                                   -------------    -------------

Net assets .....................................................   $ 123,376,692    $  74,744,799
                                                                   =============    =============

Net assets are comprised of:
Preferred stock, $0.10 par value,
     2,000,000 shares authorized; none issued ..................   $           0    $           0
Common stock, $0.01 par value, 30,000,000 shares
     authorized at 9/30/05 and 25,000,000 shares authorized
     at 12/31/04; 22,585,085 issued at 9/30/05 and
     19,077,585 issued at 12/31/04 .............................         225,852          190,776
Additional paid in capital (Note 8) ............................     122,149,641       85,658,150
Accumulated net realized loss ..................................     (14,710,466)      (4,961,123)
Accumulated unrealized appreciation (depreciation) of
     investments, including deferred tax liability of $1,540,044
     at 9/30/05 and at 12/31/04 (Note 6) .......................      19,117,196       (2,737,473)
Treasury stock, at cost (1,828,740 shares at 9/30/05 and
     12/31/04) .................................................      (3,405,531)      (3,405,531)
                                                                   -------------    -------------

Net assets .....................................................   $ 123,376,692    $  74,744,799
                                                                   =============    =============

Shares outstanding .............................................      20,756,345       17,248,845
                                                                   =============    =============

Net asset value per outstanding share ..........................   $        5.94    $        4.33
                                                                   =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                         HARRIS & HARRIS GROUP, INC. (R)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                      Three Months Ended Sept. 30      Nine Months Ended Sept. 30
                                                      ---------------------------      --------------------------
                                                          2005            2004            2005            2004
                                                      ------------    ------------    ------------    ------------
Investment income:
   Interest from:
         Fixed-income securities ..................   $    315,089    $    235,778    $    743,571    $    365,842
         Portfolio companies ......................              0          17,803          (9,780)         23,506
   Other income ...................................            285               0           5,409               0
                                                      ------------    ------------    ------------    ------------
         Total investment income ..................        315,374         253,581         739,200         389,348
                                                      ------------    ------------    ------------    ------------

Expenses:
   Profit sharing .................................      2,393,488         336,820       4,094,359         336,820
   Salaries and benefits ..........................        673,064         419,384       1,855,365       1,384,566
   Administration and operations ..................        264,130         129,649       1,076,335         475,724
   Professional fees ..............................        124,767         231,144         615,355         389,083
   Rent ...........................................         51,996          38,860         151,857         111,515
   Directors' fees and expenses ...................         64,089          63,188         204,830         156,811
   Depreciation ...................................         17,637          10,958          49,535          29,906
   Bank custody fees ..............................              0           2,351           8,599           8,145
                                                      ------------    ------------    ------------    ------------
         Total expenses ...........................      3,589,171       1,232,354       8,056,235       2,892,570
                                                      ------------    ------------    ------------    ------------

Net operating loss ................................     (3,273,797)       (978,773)     (7,317,035)     (2,503,222)
                                                      ------------    ------------    ------------    ------------

Net realized (loss) income on investments:
   Realized (loss) income on investments ..........           (240)          2,704      (2,427,469)        798,673
   Income tax benefit (provision) (Note 6) ........             13           1,482          (4,839)         (6,426)
                                                      ------------    ------------    ------------    ------------
   Net realized (loss) income on
         investments ..............................           (227)          4,186      (2,432,308)        792,247
                                                      ------------    ------------    ------------    ------------

Net realized loss .................................     (3,274,024)       (974,587)     (9,749,343)     (1,710,975)
                                                      ------------    ------------    ------------    ------------

Net increase in unrealized appreciation /
decrease in unrealized depreciation on investments:
   Investment sales ...............................              0               0       2,956,491         915,118
   Investments held ...............................     10,610,947       2,731,943      18,898,178       1,136,691
   Income tax benefit (provision) (Note 6) ........              0        (646,235)              0        (646,235)
                                                      ------------    ------------    ------------    ------------
   Net increase in unrealized
    appreciation / decrease in unrealized
    depreciation on investments ...................     10,610,947       2,085,708      21,854,669       1,405,574
                                                      ------------    ------------    ------------    ------------

Net  increase (decrease) in net assets
resulting from operations:
   Total ..........................................   $  7,336,923    $  1,111,121    $ 12,105,326    $   (305,401)
                                                      ============    ============    ============    ============

   Per average outstanding share ..................   $        .40    $        .06    $        .68    $      (0.02)
                                                      ============    ============    ============    ============

   Average outstanding shares .....................     18,593,166      17,023,845      17,701,876      14,881,692
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
--------------------------------------------------------------------------------

                                                                          Nine Months Ended September 30
                                                                          ------------------------------
                                                                               2005            2004
                                                                           ------------    ------------
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations ........   $ 12,105,326    $   (305,401)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
    Net realized and unrealized gain on investments ....................    (19,427,200)     (2,850,482)
    Depreciation .......................................................         49,535          29,906
    Deferred income taxes ..............................................              0         646,235



Changes in assets and liabilities:
    Accrued profit sharing .............................................      4,094,359         336,820
    Funds in escrow ....................................................              0               0
    Restricted funds ...................................................        (61,069)       (181,015)
    Receivable from portfolio company ..................................         10,000               0
    Interest receivable ................................................       (109,652)       (183,875)
    Income tax receivable ..............................................         (8,536)          7,843
    Prepaid expenses ...................................................        437,420         (18,828)
    Other assets .......................................................         13,346           5,514
    Accounts payable and accrued liabilities ...........................        440,580        (158,095)
    Deferred rent ......................................................         (5,102)         (4,726)
    Broker payable .....................................................              0               0
                                                                           ------------    ------------


Net cash used in operating activities ..................................     (2,460,993)     (2,676,104)
                                                                           ------------    ------------


Cash flows from investing activities:
    Net purchase of short-term investments
          and marketable securities ....................................    (25,740,084)    (24,578,644)
    Proceeds from sale of investments ..................................        661,440       2,515,386
    Investment in private placements and loans, net ....................     (9,377,296)    (11,473,651)
    Purchase of fixed assets ...........................................        (38,592)        (49,595)
                                                                           ------------    ------------

    Net cash used in investing activities ..............................    (34,494,532)    (33,586,504)
                                                                           ------------    ------------



Cash flows from financing activities:
    Proceeds from public offering, net .................................     36,526,567      36,127,675


Net decrease in cash and cash equivalents:
    Cash and cash equivalents at beginning of the period ...............        650,332         425,574
    Cash and cash equivalents at end of the period .....................        221,374         290,641
                                                                           ------------    ------------

    Net decrease in cash and cash equivalents ..........................   $   (428,958)   $   (134,933)
                                                                           ============    ============


Supplemental disclosures of cash flow information:
    Income taxes paid ..................................................   $          0    $          0


The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                         HARRIS & HARRIS GROUP, INC. (R)
                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
--------------------------------------------------------------------------------


                                             Nine Months Ended     Year Ended
                                             September 30, 2005 December 31, 2004
                                             ------------------ -----------------
                                                 (Unaudited)
Changes in net assets from operations:
  Net operating loss ........................   $  (7,317,035)   $  (3,408,779)
  Net realized (loss) income on investments .      (2,432,308)         858,503
  Net  increase in unrealized appreciation on
     investments as a result of sales .......       2,956,491          915,118
  Net increase (decrease) in unrealized
     appreciation on investments held .......      18,898,178         (430,956)
                                                -------------    -------------

  Net  increase (decrease) in net assets
     resulting from operations ..............      12,105,326       (2,066,114)
                                                -------------    -------------


Changes in net assets from capital
  Stock transactions:

  Net proceeds from sale of stock ...........      36,526,567       36,128,175
                                                -------------    -------------


  Net increase in net assets resulting from
     capital stock transactions .............      36,526,567       36,128,175
                                                -------------    -------------


Net increase in net assets ..................      48,631,893       34,062,061


Net assets:

  Beginning of the period ...................      74,744,799       40,682,738
                                                -------------    -------------

  End of the period .........................   $ 123,376,692    $  74,744,799
                                                =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                         HARRIS & HARRIS GROUP, INC. (R)
          CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2005
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                               Method of           Shares/
                                                                             Valuation (3)         Principal         Value
                                                                             -------------         ---------         -----

Investments in Unaffiliated Companies (7)(8) - 9.6% of net assets

Private Placement Portfolio (Illiquid) - 9.6% of net assets

AlphaSimplex Group, LLC (2) -- Investment management company headed by
     Dr. Andrew W. Lo, holder of the Harris & Harris Group Chair at MIT
     Limited Liability Company Interest...........................................(C)                   --       $   125,000
                                                                                                                 -----------

Crystal IS, Inc. (1)(2)(5) - Develops a technology to grow
     single-crystal boules of aluminum nitride for gallium nitride electronics
     Series A Convertible Preferred Stock.........................................(A)              274,100           199,983
                                                                                                                 -----------

Exponential Business Development Company (1)(2) -- Venture capital partnership focused on early stage companies
     Limited Partnership Interest.................................................(B)                   --                 0
                                                                                                                 -----------

Heartware, Inc. (1)(2)(5) -- Develops ventricular assist devices
     Series A-2 Non-Voting Preferred Stock........................................(B)               47,620                 0
                                                                                                                 -----------

Molecular Imprints, Inc. (1)(2) -- Develops nanoimprint lithography capital equipment
     Series B Convertible Preferred Stock.........................................(A)            1,333,333         2,000,000
     Series C Convertible Preferred Stock.........................................(A)            1,250,000         2,500,000
                                                                                                                 -----------
                                                                                                                   4,500,000
Nanosys, Inc. (1)(2)(5) -- Develops nanotechnology-enabled systems incorporating zero and one-dimensional inorganic
     nanometer-scale materials
     Series C Convertible Preferred Stock.........................................(A)              803,428         1,500,000
                                                                                                                 -----------

Nantero, Inc. (1)(2)(5) -- Develops a high-density, nonvolatile, random access memory chip, using nanotechnology
     Series A Convertible Preferred Stock.........................................(C)              345,070         1,046,908
     Series B Convertible Preferred Stock.........................................(C)              207,051           628,172
     Series C Convertible Preferred Stock.........................................(C)              188,315           571,329
                                                                                                                 -----------
                                                                                                                   2,246,409
NeoPhotonics Corporation (1)(2)(5) -- Develops and manufactures planar optical devices and components
    Common Stock..................................................................(C)              716,195            67,736
    Series 1 Convertible Preferred Stock..........................................(C)            1,831,256         2,014,677
    Series 2 Convertible Preferred Stock..........................................(C)              741,898           878,120
    Warrants at $0.15 expiring 01/26/10...........................................(C)               16,364               164
    Warrants at $0.15 expiring 12/05/10...........................................(C)               14,063               140
                                                                                                                 -----------
                                                                                                                   2,960,837
                                                                                                                 ===========


The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                         HARRIS & HARRIS GROUP, INC. (R)
          CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2005
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                                              Method of           Shares/
                                                                            Valuation (3)         Principal        Value
                                                                            -------------         ---------        -----
Investments in Unaffiliated Companies (7)(8) - 9.6% of net assets (cont.)

Private Placement Portfolio (Illiquid) - 9.6% of net assets (cont.)


Optiva, Inc. (1)(2) -- Developed nanomaterials for
     display industry applications
     Series C Convertible Preferred Stock.........................................(B)            1,249,999$              0
     Secured Convertible Bridge Note with 50% Preferred
     Stock Warrant coverage.......................................................(B)             $150,001          75,000
                                                                                                               -----------
                                                                                                                    75,000
Polatis, Inc. (1)(2)(5) -- Develops optical networking components by merging materials, MEMS and electronics technologies
     Series A-1 Convertible Preferred Stock.......................................(B)               16,775          47,828
     Series A-2 Convertible Preferred Stock.......................................(B)               71,611         204,172
                                                                                                               -----------
                                                                                                                   252,000



Total Unaffiliated Private Placement Portfolio (cost: $13,869,543)........................................     $11,859,229
                                                                                                               -----------

Total Investments in Unaffiliated Companies (cost: $13,869,543)...........................................     $11,859,229
                                                                                                               -----------




The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                         HARRIS & HARRIS GROUP, INC. (R)
          CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2005
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                Method of        Shares/
                                                                              Valuation (3)      Principal        Value
                                                                              -------------      ---------        -----

Investments in Non-Controlled Affiliated Companies (7)(9) - 38.9% of net assets

Publicly Traded Portfolio - 27.5% of net assets

NeuroMetrix, Inc. (1)(10) -- Develops and sells medical devices for monitoring neuromuscular disorders
     Common Stock.................................................................(D)             1,137,570      $33,865,459
                                                                                                                 -----------

Total Publicly Traded Portfolio (cost:  $4,411,374)..........................................................    $33,865,459
                                                                                                                 -----------


Private Placement Portfolio (Illiquid) - 11.4% of net assets

Cambrios Technologies Corporation (1)(2)(5) -- Develops commercially relevant materials by evolving biomolecules to express control over nanostructure synthesis
     Series B Convertible Preferred Stock.........................................(A)             1,294,025         1,294,025
                                                                                                                 ------------

Chlorogen, Inc. (1)(2)(5) -- Develops patented chloroplast technology to produce plant-made proteins
     Series A Convertible Preferred Stock.........................................(A)             4,478,038           785,000
                                                                                                                 ------------

CSwitch, Inc. (1)(2)(5) -- Develops next-generation, system-on-a-chip solutions for communications-based platforms
     Series A Convertible Preferred Stock.........................................(A)             1,000,000         1,000,000
                                                                                                                 ------------

eLite Optoelectronics Inc. (1)(2)(4)(5) - Develops high-power light emitting diodes
     Series B Convertible Preferred Stock.........................................(A)             1,861,504         1,000,000
                                                                                                                 ------------

Experion Systems, Inc. (1)(2)(6) -- Develops and sells software to credit unions
     Series A Convertible Preferred Stock.........................................(B)               187,500                 0
     Series B Convertible Preferred Stock.........................................(B)                22,500                 0
     Series C Convertible Preferred Stock.........................................(B)               222,184                 0
     Series D Convertible Preferred Stock.........................................(B)                64,501                 0
                                                                                                                 ------------
                                                                                                                            0
Kereos, Inc. (1)(2)(4)(5)  --  Develops molecular imaging agents and targeted therapeutics to image and treat cancer and
     cardiovascular disease
     Series B Convertible Preferred Stock.........................................(A)               349,092           960,000
                                                                                                                 ------------

NanoGram Corporation (1)(2)(5) -- Develops a broad suite of intellectual property utilizing nanotechnology
     Series I Convertible Preferred Stock.........................................(A)                63,210             21,672
     Series II Convertible Preferred Stock........................................(A)             1,250,904          1,000,723
                                                                                                                 -------------
                                                                                                                    1,022,395
Nanomix, Inc. (1)(2)(5) -- Develops nanoelectronic sensors that integrate carbon nanotube electronics with silicon microstructures
    Series C Convertible Preferred Stock..........................................(A)             9,779,181         2,500,000
                                                                                                                 ------------


The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                         HARRIS & HARRIS GROUP, INC. (R)
          CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2005
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                                               Method of          Shares/
                                                                              Valuation (3)      Principal        Value
                                                                              -------------      ---------        -----
Private Placement Portfolio (Illiquid) - 11.4% of net assets (cont.)


NanoOpto Corporation (1)(2)(5) -- Develops discrete and integrated optical communications sub-components on a chip by utilizing nano-manufacturing technology
    Series A-1 Convertible Preferred Stock........................................(B)              267,857             32,490
    Series B Convertible Preferred Stock..........................................(B)            3,819,935          1,110,073
    Series C Convertible Preferred Stock..........................................(B)            1,932,789            842,503
    Warrants at $0.4359 expiring 03/15/10.........................................(B)              193,279                  0
                                                                                                               --------------
                                                                                                                    1,985,066
Nanopharma Corp. (1)(2)(5) -- Develops advanced polymers for drug delivery
    Series A Convertible Preferred Stock..........................................(B)              684,516     $      136,903
    Secured Convertible Bridge Note with 25% Warrants.............................(B)             $733,000            733,000
                                                                                                               --------------
                                                                                                                      869,903
Nextreme Thermal Solutions, Inc. (1)(2)(5) -- Manufactures thin-film, superlattice thermoelectric devices
    Series A Convertible Preferred Stock..........................................(A)              500,000            500,000
                                                                                                               --------------

Questech Corporation (1)(2) -- Manufactures and markets proprietary metal decorative tiles
     Common Stock.................................................................(C)              646,954     $      724,588
     Warrants at $1.50 expiring 11/16/05..........................................(B)                1,250                  0
     Warrants at $1.50 expiring 08/03/06..........................................(B)                8,500                  0
     Warrants at $1.50 expiring 11/21/07..........................................(B)                3,750                  0
     Warrants at $1.50 expiring 11/19/08..........................................(B)                5,000                  0
     Warrants at $1.50 expiring 11/19/09..........................................(B)                5,000                  0
                                                                                                               --------------
                                                                                                                      724,588
Solazyme, Inc. (1)(2)(5) -- Harnesses energy-harvesting machinery of photosynthetic microbes to produce industrial and pharmaceutical molecules
     Convertible Promissory Note..................................................(A)             $310,000            310,000
                                                                                                               --------------

Starfire Systems, Inc. (1)(2)(5) -- Develops and produces ceramic-
     forming polymers
     Common Stock.................................................................(A)              375,000            150,000
     Series A-1 Convertible Preferred Stock.......................................(A)              600,000            600,000
                                                                                                               --------------
                                                                                                                      750,000
Zia Laser, Inc. (1)(2)(4)(5) -- Manufactures quantum dot semiconductor lasers
     Series C Convertible Preferred Stock.........................................(B)            1,500,000            375,000
                                                                                                               --------------


Total Non-Controlled Private Placement Portfolio (cost: $20,516,103).........................................  $   14,075,977
                                                                                                               --------------


Total Investments in Non-Controlled Affiliated Companies (cost: $24,927,477).................................  $   47,941,436
                                                                                                               --------------



The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                         HARRIS & HARRIS GROUP, INC. (R)
          CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2005
                                   (Unaudited)
--------------------------------------------------------------------------------



                                                                                Method of        Shares/
                                                                              Valuation (3)      Principal         Value
                                                                              -------------      ---------         -----
U.S. Government and Government Agency Securities - 57.0% of net assets
     U.S. Treasury Bills -- due date 10/27/05 ....................................(J)             1,558,000       1,554,853
     U.S. Treasury Bills -- due date 12/29/05 ....................................(J)             4,648,000       4,609,561
     U.S. Treasury Notes -- due date 02/28/06, coupon 1.625% .....................(H)             2,000,000       1,981,960
     U.S. Treasury Bills -- due date 03/02/06 ....................................(J)            32,845,000      32,334,260
     U.S. Treasury Bills -- due date 03/16/06 ....................................(J)             4,750,000       4,669,013
     U.S. Treasury Notes -- due date 03/31/06, coupon 1.5%........................(H)             4,616,000       4,561,716
     U.S. Treasury Notes -- due date 06/30/06, coupon 2.75%.......................(H)            14,601,000      14,463,021
     U.S. Treasury Notes -- due date 02/15/07, coupon 2.25%.......................(H)             2,000,000       1,949,300
     U.S. Treasury Notes -- due date 05/15/08, coupon 2.625%......................(H)             1,999,000       1,922,318
     U.S. Treasury Notes -- due date 03/15/09, coupon 2.625%......................(H)             2,402,000       2,281,155
                                                                                                               ------------

Total Investments in U.S. Government and Government Agency
     Securities (cost: $70,673,564)..................................................                          $ 70,327,157
                                                                                                               ------------



Total Investments (cost: $109,470,584).......................................................................  $130,127,822
                                                                                                               ============






The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                         HARRIS & HARRIS GROUP, INC. (R)
          CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2005
                                   (Unaudited)
--------------------------------------------------------------------------------

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

(6)   Experion Systems, Inc., was previously named MyPersonalAdvocate.com, Inc.

(7) Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own five percent or more, but less than 25 percent, of the voting shares of the portfolio company or where we hold one or more seats on the portfolio company's Board of Directors. Investments in controlled affiliated companies consist of investments in which we own 25 percent or more of the voting shares of the portfolio company.

(8) The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $13,869,543. The gross unrealized appreciation based on the tax cost for these securities is $970,766. The gross unrealized depreciation based on the tax cost for these securities is $2,981,080.

(9) The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $24,927,477. The gross unrealized appreciation based on the tax cost for these securities is $29,454,085. The gross unrealized depreciation based on the tax cost for these securities is $6,440,126.

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

      Harris & Harris Enterprises, Inc.SM ("Enterprises"), is a 100 percent wholly owned subsidiary of the Company. Enterprises is a partner in Harris Partners I, L.P.SM and is taxed under Subchapter C of the Code (a "C Corporation"). Harris Partners I, L.PSM, is a limited partnership and owns our interest in AlphaSimplex Group, LLC. The partners of Harris Partners I, L.P.SM, are Enterprises (sole general partner) and Harris & Harris Group, Inc.(R) (sole limited partner).

      We filed for the 1999 tax year to elect treatment as a Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code") and qualified for the same treatment for the years 2000 through 2004. We intend to file for RIC certification under Section 851(e) of the Code for 2005, however, there can be no assurance that we will qualify as a RIC for 2005 or subsequent years. In addition, under certain circumstances, even if we qualified for Subchapter M treatment for a given year, we might take action in a subsequent year to ensure that we would be taxed in that subsequent year as a C Corporation, rather than as a RIC. As a RIC, we must, among other things, distribute at least 90 percent of our investment company taxable income and may either distribute or retain our realized net capital gains on investments.


NOTE 2. INTERIM FINANCIAL STATEMENTS

      Our interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the requirements of reporting on Form 10-Q and
Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission.

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

      Portfolio Investment Valuations. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission. Value, as defined in Section 2(a)(41) of the 1940 Act, is
(i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") At September 30, 2005, our financial statements included private venture capital investments valued at $25,935,206, the fair values of which were determined in good faith by, or under the direction, of the Board of Directors.

      Securities Transactions. Securities transactions are accounted for on the date the securities are purchased or sold (trade date); dividend income is recorded on the ex-dividend date; and interest income is accrued as earned. The Company ceases accruing interest when securities are determined to be non-income producing and writes off any previously accrued interest. In 2005, the Company wrote off $56,315 of previously accrued interest. Realized gains and losses on investment transactions are determined by specific identification for financial reporting and tax reporting.

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

      The September 30, 2005, consolidated statement of assets and liabilities includes a liability for deferred taxes on the remaining net Built-In Gains as of December 31, 1998, net of the unutilized operating and capital loss carryforwards incurred by us through December 31, 1998.

      We pay federal, state and local income taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, which is a C corporation. (See "Note 6. Income Taxes.")

      Restricted Funds. The Company maintains a rabbi trust for the purposes of accumulating funds to satisfy the obligations incurred by us for the Supplemental Executive Retirement Plan ("SERP") under the employment agreement with Charles E. Harris. As of September 30, 2005, the Company had restricted funds of $1,653,040 and accrued liabilities of $1,653,040 for the SERP.

      Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities as of September 30, 2005, and December 31, 2004, and the reported amounts of revenues and expenses for the three month and nine month periods ended September 30, 2005, and September 30, 2004. The most significant estimates relate to the fair valuations of certain of our investments. Actual results could differ from these estimates.

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

      Under the 2002 Plan, awards previously granted to four current Participants (Messrs. Harris and Melsheimer and Ms. Shavin and Ms. Matthews, herein referred to as the "grandfathered participants") have been reduced by 10 percent with respect to "Non-Tiny Technology Investments" (as defined in the 2002 Plan) and by 25 percent with respect to "Tiny Technology Investments" (as defined in the 2002 Plan) and are permanent. These reduced awards are herein referred to as "grandfathered participations." The amount by which the awards are reduced is allocable and reallocable each year by the Compensation Committee among current and new participants as awards under the 2002 Plan. The grandfathered participations will be honored by us whether or not the grandfathered participant is still employed by us or is still alive (in the event of death, the grandfathered participations will be paid to the grandfathered participant's estate), unless the grandfathered participant is dismissed for cause, in which case all future awards, including the grandfathered participations, will be immediately cancelled and forfeited. With regard to new investments and follow-on investments made after January 1, 2003, both current and new participants are required to be employed by us at the end of a plan year in order to participate in profit-sharing on our investments with respect to that year.

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
                                                  ========                             ========

      Accordingly, an additional 2 percent of qualifying income with respect to grandfathered Non-Tiny Technology Investments, 5 percent of qualifying income with respect to grandfathered Tiny Technology Investments and the full 20 percent of qualifying income with respect to non-grandfathered investments is available for allocation and reallocation from year to year. Currently, under the 2002 Plan, the distribution amounts for non-grandfathered investments for each officer and employee are: Charles E. Harris, 8.43 percent; Douglas W. Jamison, 4.06 percent; Daniel V. Leff, 3.77 percent; Sandra M. Forman, 1.62 percent; Daniel B. Wolfe, 1.62 percent; and Jacqueline M. Matthews, 0.50 percent, which together equal 20 percent. In one case, for a former employee who left on July 27, 2001, any amount earned will be accrued and may subsequently be paid to the participant. Currently, Douglas W. Jamison, Daniel V. Leff, Sandra
M. Forman and Daniel B. Wolfe are allocated 0.7329229 percent, 0.6807388 percent, 0.2931692 percent and 0.2931692 percent, respectively, of the Non-Tiny Technology Grandfathered Participations and 1.8323072 percent, 1.701847 percent,
0.7329229 percent and 0.7329229 percent, respectively, of the Tiny Technology Grandfathered Participations.

      We perform a calculation to determine the accrual for profit-sharing. We calculate 20 percent of qualifying income pursuant to the terms of the 2002 Plan and estimate the effect on qualifying income of selling all the portfolio investments that are valued above cost (i.e., are in an unrealized appreciation position). Although the accrual will fluctuate as a result of changes in qualifying income and changes in unrealized appreciation, payments are made only to the extent that qualifying income exists. At December 31, 2004, we had $311,594 accrued for profit sharing. At September 30, 2005, we had $4,405,953 accrued for profit sharing as a result of unrealized appreciation on investments still held. No actual profit sharing payments were made in 2004. At September 30, 2005, there was no qualifying income and, therefore, no payments are due.


NOTE 5.  DISTRIBUTABLE EARNINGS


      As of December 31, 2004, and September 30, 2005, there were no distributable earnings. The difference between the book basis and tax basis components of distributable earnings is primarily attributed to Built-In Gains existing at the time of our qualification as a RIC (see Note 6. "Income Taxes"), nondeductible deferred compensation and net operating losses.

NOTE 6.  INCOME TAXES

      Provided that a proper election is made, a corporation taxable under Subchapter C of the Code or a C Corporation that elects to qualify as a RIC continues to be taxable as a C Corporation on any gains realized within 10 years of its qualification as a RIC (the "Inclusion Period") from sales of assets that were held by the corporation on the effective date of the RIC election ("C Corporation Assets"), to the extent of any gain built into the assets on such date ("Built-In Gain"). If the corporation fails to make a proper election, it is taxable on its Built-In Gain as of the effective date of its RIC election. We had Built-In Gains at the time of our qualification as a RIC and made the election to be taxed on any Built-In Gain realized during the Inclusion Period. Prior to 1999, we incurred ordinary and capital losses from operations. After our election of RIC status, those losses remained available to be carried forward to subsequent taxable years. The Company's capital loss carryforwards expire in 2011. We have previously used loss carryforwards to offset Built-In Gains. As of December 31, 2004, and September 30, 2005, we had $501,640 of pre-1999 loss carryforwards remaining and $4,663,457 of unrealized Built-In Gains remaining. For the three and nine month periods ending September 30, 2004, the company incurred deferred income tax expense of $646,235 related to the increase in unrealized appreciation on investments.

      Our net deferred tax liability at September 30, 2005, and December 31, 2004, consisted of the following:

                                          September 30, 2005  December 31, 2004
                                          ------------------  -----------------

Tax on unrealized Built-In Gains ..........   $  1,540,044    $  1,540,044
Net operating loss and capital carryforward       (175,574)       (175,574)
                                              ------------    ------------

Net deferred income tax liability .........   $  1,364,470    $  1,364,470
                                              ============    ============


      Continued qualification as a RIC requires us to satisfy certain investment asset diversification requirements in future years. Our ability to satisfy those requirements may not be controllable by us. There can be no assurance that we will qualify as a RIC in subsequent years.

      To the extent that we retain capital gains and declare a deemed dividend to shareholders, the dividend is taxable to the shareholders. We would pay tax on behalf of shareholders, at the corporate rate, on the distribution, and the shareholders would receive a tax credit equal to their proportionate share of the tax paid. We last took advantage of this rule for 2001.

      We pay federal, state and local taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is taxed as a C Corporation. For the three months ended September 30, 2005, and 2004, our income tax (benefit) provision was ($13) and $1,482, respectively. For the nine months ended September 30, 2005, and 2004, our income tax provision was $4,839 and $6,426, respectively.


NOTE 7.  ASSET ACCOUNT LINE OF CREDIT

      On November 19, 2001, we established an asset account line of credit. Any borrowings under the asset account line of credit will be secured by government and government agency securities. Currently, under the asset account line of credit, we may borrow up to $8,000,000. The asset account line of credit may be increased to up to 95 percent of the current value of the government and government agency securities with which we secure the line. The asset account line of credit bears interest at the Broker Call Rate, which is the interest rate that banks charge to brokers to finance margin loans to investors, plus 50 basis points. Our outstanding balance under the asset account line of credit at both September 30, 2005, and December 31, 2004, was $0. On November 1, 2005, we terminated this asset line of credit.

NOTE 8.  CAPITAL TRANSACTIONS

      In 2004, we registered with the Securities and Exchange Commission for the sale of up to 7,000,000 shares of our common stock from time to time. In July of 2004, we sold 3,450,000 common shares for gross proceeds of $36,501,000; net proceeds of the offering, after offering costs of $372,825, were $36,128,175. In September of 2005, we completed the sale of an additional 3,507,500 shares for gross proceeds of $37,091,813; net proceeds of the offering, after offering costs of $565,246, were $36,526,567.

NOTE 9.  OTHER

      At December 31, 2004, we had a total of $255,486 of funds in escrow as a result of the merger of NanoGram Devices Corporation and a wholly owned subsidiary of Wilson Greatbatch Technologies, Inc. The funds were held for one year, until March 16, 2005, in an interest-bearing escrow account to secure the indemnification obligations of the former stockholders of NanoGram Devices Corporation. During 2004, we set up, by a charge to realized income from investments, a reserve of 100 percent of the $255,486. On March 16, 2005, we received the entire $255,486, released the reserve and realized the income.


NOTE 10.  SUBSEQUENT EVENTS

      On October 24, 2005, we made a $500,000 follow-on investment in a privately held portfolio company.

      On November 1, 2005, we terminated our $8,000,000 asset line of credit.

      On November 4, 2005, we made a $3,000,000 initial investment in a privately held company.

--------------------------------------------------------------------------------
                           HARRIS & HARRIS GROUP, INC.
                              FINANCIAL HIGHLIGHTS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                 Three Months Ended Sept. 30              Nine Months Ended Sept. 30
                                            -------------------------------------     -------------------------------------
                                                 2005                 2004                 2005                 2004
                                            ----------------     ----------------     ----------------     ----------------
Per Share Operating Performance
Net asset value per share, beginning
of period ...............................   $           4.61     $           2.85     $           4.33     $           2.95


     Net operating loss .................              (0.18)               (0.05)               (0.41)               (0.17)
     Net realized income (loss) income on
        investments .....................                  0                    0                (0.14)                0.05
     Net increase in unrealized
        appreciation on investments .....               0.58                 0.12                 1.23                 0.09
                                            ----------------     ----------------     ----------------     ----------------
     Total from investment operations ...               0.40                 0.07                 0.68                (0.03)
                                            ----------------     ----------------     ----------------     ----------------


     Net decrease as a result of deemed
        dividend shareholder tax credit .                  0                    0                    0                    0
                                            ----------------     ----------------     ----------------     ----------------
     Total distributions ................                  0                    0                    0                    0


     Net increase as a result of stock
       offering .........................               0.93                 1.52                 0.93                 1.52
                                            ----------------     ----------------     ----------------     ----------------


     Total increase from capital
        stock transactions ..............               0.93                 1.52                 0.93                 1.52
                                            ----------------     ----------------     ----------------     ----------------

Net asset value per share, end
     of period ..........................   $           5.94     $           4.44     $           5.94     $           4.44
                                            ================     ================     ================     ================
Stock price per share, end
     of period ..........................   $          11.10     $          10.34     $          11.10     $          10.34
Total return based on stock price (1) ...               (6.8)%              (15.5)%              (32.2)%              (10.3)%


Supplemental Data:

Net assets, end of period ...............   $    123,376,692     $     39,266,216     $    123,376,692     $     39,266,216

Ratio of expenses to average
     net assets (1) .....................                3.5%                 2.1%                 9.2%                 5.8%

Ratio of net operating loss to
     average net assets (1) .............               (3.2)%               (1.7)%               (8.4)%               (5.1)%

Cash dividends paid per share ...........   $              0     $              0     $              0     $              0

Deemed dividend per share ...............   $              0     $              0     $              0     $              0

Number of shares outstanding,
     end of period ......................         20,756,345           17,248,845           20,756,345           17,248,845

(1)   Not annualized.


The accompanying notes are an integral part of this schedule.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information contained in this section should be read in conjunction with our unaudited September 30, 2005, Consolidated Financial Statements, and our audited December 31, 2004, Consolidated Financial Statements, and notes thereto.

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

      In 1992, we sold our insurance brokerage and trust company subsidiaries to their respective managements and registered as an investment company under the 1940 Act, commencing operations as a closed-end, non-diversified investment company. In 1995, we elected to become a business development company subject to the provisions of Sections 55 through 65 of the 1940 Act. Throughout our corporate history, we have made early stage venture capital investments in a variety of industries. We define venture capital investments as investments in start-up firms and small businesses with exceptional growth potential. In 1994, we made our first tiny technology investment. From August 2001 through September 2005, all 24 of our initial investments have been exclusively in tiny technology.

      Since our investment in Otisville in 1983, we have made a total of 66 venture capital investments, including four private placement investments in securities of publicly traded companies. We have sold 40 of these 66 investments, realizing total proceeds of $108,496,803 on our invested capital of $42,562,069. Seventeen of these 40 investments were profitable. As measured from first dollar in to last dollar out, the average and median holding periods for these 40 investments were 3.5 years and 3.2 years, respectively. As measured by the 131 separate rounds of investment within these 40 investments, the average and median holding periods for the 131 separate rounds of investment were 2.7 years and 2.4 years, respectively. At September 30, 2005, we valued the 26 venture capital investments remaining in our portfolio at $59,800,665, or 48.5 percent of our net assets, including net unrealized appreciation of $21,003,645. At September 30, 2005, from first dollar in, the average and median holding periods for these 26 venture capital investments were 3.1 years and 2.3 years, respectively. As measured by the 69 separate rounds of investment within these 26 investments, the average and median holding periods for the 69 separate rounds of investment were 2.7 years and 1.6 years, respectively.

      We have invested a substantial portion of our assets in venture capital investments of private, development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth, have little or no history of operations and are developing unproven technologies. At September 30, 2005, $25,935,206, or 21.0 percent, of our net assets consisted of private venture capital investments at fair value, net of unrealized depreciation of $8,450,440. At December 31, 2004, $18,508,138, or 24.8 percent, of our net assets at fair value consisted of private venture capital investments, net of unrealized depreciation of $9,577,094.

      At September 30, 2005, $33,865,459, or 27.5 percent of our net assets, consisted of common shares of NeuroMetrix, Inc., a publicly traded venture capital investment, (Nasdaq: NURO), valued at market value, of which unrealized appreciation was $29,454,085. Prior to January 18, 2005, our ownership interest in NeuroMetrix, Inc., was not in freely tradable securities, and prior to March 31, 2005, the fair value of our investment in NeuroMetrix, Inc., was determined in good faith by our Valuation Committee within guidelines established by our Board of Directors.

      We value our private venture capital investments each quarter as determined in good faith by our Valuation Committee, within guidelines established by our Board of Directors in accordance with the 1940 Act. (See "Footnote to Consolidated Schedule of Investments" contained in "Consolidated Financial Statements.")

      We have discretion in the investment of our capital. However, we invest primarily in illiquid equity securities of private companies. Generally, these investments take the form of preferred stock, are subject to restrictions on resale and have no established trading market. Our principal objective is to achieve long-term capital appreciation. Therefore, a significant portion of our investment portfolio provides little or no income in the form of dividends or interest. We earn interest income from fixed-income securities, including U.S. government and government agency securities. The amount of interest income we earn varies with the average balance of our fixed-income portfolio and the average yield on this portfolio. Interest income is secondary to capital gains and losses in our results of operations.

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

      Net Realized Income / (Loss) on Investments - the difference between the net proceeds of sales of portfolio securities and their stated cost, plus income from interests in limited liability companies.

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

Results of Operations

Three months ended September 30, 2005, as compared with the three months ended September 30, 2004

      In the three months ended September 30, 2005, we had a net increase in net assets resulting from operations of $7,336,923, as compared with a net increase in net assets resulting from operations of $1,111,121 in the three months ended September 30, 2004.

Investment Income and Expenses:

      We had net operating losses of $3,273,797 and $978,773 for the three months ended September 30, 2005, and September 30, 2004, respectively.

      Operating expenses were $3,589,171 and $1,232,354 for the three months ended September 30, 2005, and September 30, 2004, respectively. The increase in expenses for the three months ended September 30, 2005, as compared with the three months ended September 30, 2004, is primarily a result of the increase to the profit sharing plan provision of $2,056,668 resulting from an increase of $11,079,932 in the valuation of our investment in NeuroMetrix, Inc., during the three months ended September 30, 2005. An increase in administrative and operations expense of $134,481, or 103.7 percent, is primarily owing to the increases in the cost of directors' and officers' liability insurance.

Realized Income and Losses on Investments:

      During the three months ended September 30, 2005, we realized net losses on investments of $240, and during the three months ended September 30, 2004, we realized net income on investments of $2,704, before taxes.

Unrealized Appreciation or Depreciation on Investments:

      During the three months ended September 30, 2005, net unrealized appreciation on total investments increased by $10,610,947, or 105.6 percent, from net unrealized appreciation of $10,046,292 at June 30, 2005. During the three months ended September 30, 2004, net unrealized depreciation on total investments decreased by $2,731,943, or 89.4 percent, from $3,056,850 at June 30, 2004, to $324,907 at September 30, 2004.

      During the three months ended September 30, 2005, net unrealized appreciation on our venture capital investments increased by $10,636,184, owing to an increase in the valuation of our investment in NeuroMetrix, Inc., of $11,079,932, and decreases in the valuations of Zia Laser, Inc., NeoPhotonics Corporation and Polatis, Inc. of $375,000, $63,248, and $5,500, respectively.

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

Nine months ended September 30, 2005, as compared with the nine months ended September 30, 2004

      In the nine months ended September 30, 2005, we had a net increase in net assets resulting from operations of $12,105,326, as compared with a net decrease in net assets resulting from operations of $305,401 for the nine months ended September 30, 2004.

Investment Income and Expenses:

      For the nine months ended September 30, 2005, and September 30, 2004, respectively, we had net operating losses of $7,317,035 and $2,503,222.

      For the nine months ended September 30, 2005, and September 30, 2004, respectively, operating expenses were $8,056,235 and $2,892,570. The increase in expenses for the nine months ended September 30, 2005, as compared with the nine months ended September 30, 2004, is primarily related to an increase of $3,757,539 in the profit sharing expense resulting from an increase of $20,751,637 in the valuation of our investment in NeuroMetrix, Inc., during the first nine months of 2005. Salaries and benefits increased by $470,799, or 34.0 percent, primarily as a result of the addition of four full-time employees, and secondarily to increases in salary and benefits for existing employees. Administration and operations increased by $600,611, or 126.3 percent, as a result of increased expenses owing to proxy solicitation for non-routine matters ($84,435) and increases in the cost of our directors' and officers' liability insurance ($356,342). Professional fees increased by $226,272, or 58.2 percent, owing to expenses associated with the implementation of the requirements of
Section 404 of the Sarbanes-Oxley Act of 2002.

Realized Income and Losses on Investments:

      During the nine months ended September 30, 2005, we realized losses of $2,427,469 as compared with realized income of $798,673 for the nine months ended September 30, 2004, before taxes.

      During the nine months ended September 30, 2005, we realized losses on the sale of investments including $1,358,286 on Agile Materials & Technologies, Inc., and $1,091,209 on Nanotechnologies, Inc. We also realized a loss of $294,245 on our investment in Optiva, Inc. These realized losses were partially offset by the realized gain of $255,486 on the sale of our investment in NanoGram Devices Corporation.

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

Unrealized Appreciation or Depreciation on Investments:

      During the nine months ended September 30, 2005, net unrealized appreciation on total investments increased by $21,854,669, from net unrealized depreciation of $1,197,429 at December 31, 2004, to net unrealized appreciation of $20,657,240 at September 30, 2005. During the nine months ended September 30, 2004, net unrealized depreciation on total investments decreased by $2,051,809, or 86.3 percent, from $2,376,716 at December 31, 2003, to $324,907 at September 30, 2004.

      During the nine months ended September 30, 2005, we recorded a net increase of $21,878,292 in unrealized appreciation of our venture capital investments, primarily as a result of an increase in unrealized appreciation of NeuroMetrix, Inc., of $20,751,637. In addition, unrealized appreciation increased primarily as a result of the realization of losses on the sale of our investments in Agile Materials and Technologies, Inc., of $1,364,081, Nanotechnologies, Inc., of $917,410 and on our investment in Optiva, Inc., of $675,000. Changes in valuation resulted primarily in increased appreciation on our investment in Nantero, Inc., of $813,771 and decreased appreciation on our investments in Zia Laser, Inc., of $1,125,000 and in Nanopharma Corporation of $563,097.

      During the nine months ended September 30, 2004, we recorded a net increase of $2,226,234 in unrealized depreciation of our venture capital investments, primarily as a result of an increase in unrealized depreciation of Nanotechnologies, Inc., of $638,840 and Optiva, Inc., of $625,000, offset by the realization of the loss of $915,108 on the sale of our shares of Series D Convertible Preferred stock in NeoPhotonics Corporation.


Financial Condition

As at September 30, 2005

      At September 30, 2005, our total assets and net assets were $132,523,181 and $123,376,692, respectively, compared with $79,361,451 and $74,744,799 at
December 31, 2004, respectively.

      At September 30, 2005, net asset value per share was $5.94, as compared with $4.33 at December 31, 2004. At September 30, 2005, our shares outstanding increased to 20,756,345 versus 17,248,845 at December 31, 2004.

      Significant developments in the nine months ended September 30, 2005, included the receipt of gross proceeds of $37,091,813, less costs of $565,246, for a total of $36,526,567, pursuant to the issuance of 3,507,500 new shares of our common stock; in addition, the value of our venture capital investments increased by $28,178,705, from $31,621,960 at December 31, 2004, to $59,800,665 at September 30, 2005, primarily as a result of the increase in value of our investment in NeuroMetrix, Inc., from $13,113,822 at December 31, 2004, to $33,865,459 at September 30, 2005, and three new and nine follow-on investments.

      The following table is a summary of additions to our portfolio of venture capital investments during the nine months ended September 30, 2005:

         New Investments                                        Amount
         ---------------                                     -------------
         eLite Optoelectronics, Inc.                         $ 1,000,000
         Kereos, Inc.                                        $   800,000
         Zia Laser, Inc.                                     $ 1,500,000


         Follow-on Investments
         Cambrios, Inc.                                      $   511,006
         Kereos, Inc.                                        $   160,000
         Molecular Imprints, Inc.                            $ 2,500,000
         Nanomix, Inc.                                       $   250,000
         NanoOpto Corporation                                $   411,741
         Nanopharma Corp.                                    $   183,000
         Nantero, Inc.                                       $   571,329
         NeoPhotonics Corporation                            $   999,999
         Starfire Systems, Inc.                              $   500,000
                                                             -----------

         Total                                               $ 9,387,075
                                                             ===========

      The following tables summarize the values of our portfolios of venture capital investments and U.S. government and government agency securities, as compared with their cost, at September 30, 2005 and December 31, 2004:


                                       September 30, 2005  December 31, 2004
                                        ----------------   ----------------

         Venture capital investments,
           at cost ..................   $     38,797,020   $     32,496,605
         Unrealized appreciation
           (depreciation)(1) ........         21,003,645           (874,645)
                                        ----------------   ----------------
         Venture capital investments,
           at fair value ............   $     59,800,665   $     31,621,960
                                        ================   ================



                                       September 30, 2005  December 31, 2004
                                        ----------------   ----------------

         U.S. government and agency
           obligations, at cost .....   $     70,673,564   $     44,945,505
         Unrealized depreciation(1)..           (346,407)          (322,783)
                                        ----------------   ----------------
         U.S. government and agency
           obligations, at fair value   $     70,327,157   $     44,622,722
                                        ================   ================

1)At September 30, 2005, the accumulated unrealized appreciation on investments, net of deferred taxes, was $19,117,196. At December 31, 2004, the accumulated unrealized depreciation on investments, including deferred taxes, was $2,737,473.


      The following table summarizes the value composition of our venture capital investment portfolio at September 30, 2005 and December 31, 2004. NeuroMetrix, Inc., accounted for 99.6 percent and 97.6 percent of the "Other Venture Capital Investments" at September 30, 2005, and December 31, 2004, respectively.


                                                      September 30, 2005     December 31, 2004
                                                      ------------------     -----------------
         Category

         Tiny Technology                                     43.2%                   57.5%
         Other Venture Capital Investments                   56.8%                   42.5%
                                                             -----                 -------
         Total Venture Capital Investments                  100.0%                  100.0%
                                                            ======                  ======

      The following table summarizes the fair value composition of our venture capital investment portfolio that was still privately held at September 30, 2005, and December 31, 2004. NeuroMetrix, Inc., became a publicly held company in July 2004.

                                              September 30, 2005   December 31, 2004
                                              ------------------   -----------------
         Category

         Tiny Technology                            99.52%                  98.2%
         Other Privately Held Venture
           Capital Investments                        .48%                  1.8%
                                                      ----                ------
         Total Private Venture
           Capital Investments                      100.0%                100.0%
                                                    ======                ======


Liquidity

      Our primary sources of liquidity are cash and U.S. government and government agency securities, receivables and freely marketable non-government securities, net of short-term indebtedness. Our secondary sources of liquidity are restricted securities of companies that are publicly traded. At September 30, 2005, NeuroMetrix, Inc., is our only publicly traded, freely marketable, non-government security. NeuroMetrix became a publicly traded company in July 2004, and our common shares of NeuroMetrix were contractually restricted until January 18, 2005. We intend to sell our shares in NeuroMetrix at any time in the future, through one or more transactions.

      At September 30, 2005, and December 31, 2004, our total net primary liquidity was $104,593,618 and $45,353,691, respectively, and our secondary liquidity was $0 and $13,133,822, respectively.

      The increase in our primary liquidity and decrease in our secondary liquidity from December 31, 2004, to September 30, 2005, is primarily owing to the receipt of proceeds from our stock offering in 2005, reclassification of our common shares of NeuroMetrix, Inc., from secondary liquidity to primary liquidity, as they were no longer restricted at September 30, 2005, and an increase in the market value of those shares. The increase in our total liquidity is primarily owing to the proceeds from the stock offering, an increase in the value of our investment in NeuroMetrix, Inc., offset by the investments made in venture capital portfolio companies and the use of funds for net operating expenses. NeuroMetrix's common stock is thinly traded, which could negatively impact our liquidity.

Capital Resources

      In 2004, we registered with the Securities and Exchange Commission for the sale of up to 7,000,000 shares of our common stock from time to time. In July 2004, we sold 3,450,000 common shares for gross proceeds of $36,501,000; net proceeds of the offering, after offering costs of $372,825, were $36,128,175. In September 2005, we completed the sale of 3,507,500 common shares, for total gross proceeds of $37,091,813. Net proceeds, after offering costs of $565,246, were $36,526,567. We intend to use, and have been using, the net proceeds of the offering to make new investments in tiny technology as well as follow-on investments in our existing venture capital investments, and for working capital. Through September 30, 2005, we have used $17,351,279 for these purposes.

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

Recent Developments

      On October 24, 2005, we made a $500,000 follow-on investment in a privately held portfolio company.

      On November 1, 2005, we terminated our $8,000,000 asset line of credit.

      On November 4, 2005, we made a $3,000,000 initial investment in a privately held company.



RISK FACTORS

      Investing in our shares of common stock involves significant risks relating to our business and investment objective. You should carefully consider the risks and uncertainties described below before you purchase any of our shares of common stock. These risks and uncertainties are not the only ones we face. Unknown additional risks and uncertainties, or ones that we currently consider immaterial, may also impair our business. If any of these risks or uncertainties materialize, our business, financial condition or results of operations could be materially adversely affected. In this event, the trading price of our shares of common stock could decline, and you could lose all or part of your investment.

Risks related to the companies in our portfolio.

      Investing in small, private companies involves a high degree of risk and is highly speculative.

      We have invested a substantial portion of our assets in privately held development stage or start-up companies. These businesses tend to lack management depth, to have limited or no history of operations and to have not attained profitability. Tiny technology companies are especially risky, involving scientific, technological and commercialization risks. Because of the speculative nature of these investments, these securities have a significantly greater risk of loss than traditional investment securities. Some of our venture capital investments are likely to be complete losses or unprofitable, and some will never realize their potential. We have been and will continue to be risk seeking rather than risk averse in our approach to venture capital and other investments. Neither our investments nor an investment in our shares of common stock are intended to constitute a balanced investment program.

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

      Even if our portfolio companies develop commercially acceptable products, they may not be able to manufacture their products in a profitable, cost effective manner.

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

      In the venture capital industry, even when a portfolio of early stage, high-technology venture capital investments proves to be profitable over the portfolio's lifetime, it is common for the portfolio's value to undergo a so-called "J-curve" valuation pattern. This means that when reflected on a graph, the portfolio's valuation would appear in the shape of the letter "J," declining from the initial valuation prior to increasing in valuation. This J-curve valuation pattern results from write-downs and write-offs of portfolio investments that appear to be unsuccessful, prior to write-ups for portfolio investments that prove to be successful. Even if our venture capital investments prove to be profitable in the long run, such J-curve valuation patterns could have a significant adverse effect on the value of our shares of common stock in the interim. As we continue to make additional tiny technology investments, this J-curve pattern may not be relevant for the portfolio as a whole because the individual J-curves for each investment, or series of investments, may overlap with previous investments at different stages of their J-curves.

      Because we are a non-diversified company with a relatively concentrated portfolio, the value of our business is subject to greater volatility than the value of companies with more broadly diversified investments.

      As a result of our assets being invested in the securities of a small number of issuers, we are classified as a non-diversified company. We may be more vulnerable to events affecting a single issuer or industry and therefore subject to greater volatility than a company whose investments are more broadly diversified. Accordingly, an investment in our shares of common stock may present greater risk to you than an investment in a diversified company.

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

      Although we have specialized in tiny technology since 2001, as of September 30, 2005, approximately 57 percent of the net asset value attributable to our venture capital investment portfolio, or 27 percent of our net asset value, is concentrated in one company, NeuroMetrix, Inc. We initially invested in 1996 as a seed investor in NeuroMetrix, Inc., which is not a tiny technology company.

      At September 30, 2005, we valued our investment in NeuroMetrix, Inc. ("NeuroMetrix"), which had a historical cost to us of $4,411,374, at $33,865,459, or 56.6 percent of the net asset value attributable to our venture capital investment portfolio, or 27.5 percent of our net asset value. NeuroMetrix, Inc. is a non-tiny technology company. We made our initial investment as a seed investor in NeuroMetrix in 1996, prior to 2001 when we began our focus on tiny technology. It is publicly traded on the Nasdaq National Market and is often thinly traded. Any downturn in the market price of NeuroMetrix's stock or its business outlook, in general, or any failure of its products to receive widespread acceptance in the marketplace, would have a significant effect on our specific investment in NeuroMetrix, Inc., and on the overall value of our portfolio. We intend to sell our shares in NeuroMetrix through one or more transactions at any time in the future.

      All 24 of our initial investments from August 2001 through the present have been in tiny technology companies, and we consider 21 of the companies in our current venture capital investment portfolio to be tiny technology companies. Nevertheless, at September 30, 2005, only 43.2 percent of the net asset value attributable to our venture capital investment portfolio, or 20.8 percent of our net asset value, was invested in tiny technology companies, which may limit our ability to achieve our investment objective.

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

      Use of debt or preferred stock as a source of capital entails two primary risks. The first is the risk of leverage, which is the use of debt to increase the pool of capital available for investment purposes. The use of debt leverages our available common equity capital, magnifying the impact on net asset value of changes in the value of our investment portfolio. For example, a business development company that uses 33 percent leverage (that is, $50 of leverage per $100 of common equity) will show a 1.5 percent increase or decline in net asset value for each 1 percent increase or decline in the value of its total assets. The second risk is that the cost of debt or preferred stock financing may exceed the return on the assets the proceeds are used to acquire, thereby diminishing rather than enhancing the return to common shareholders. If we issue preferred shares, the common shareholders would bear the cost of this leverage. To the extent that we utilize debt or preferred stock financing for any purpose, these two risks would likely make our total return to common shareholders more volatile. In addition, we might be required to sell investments, in order to meet dividend, interest or principal payments, when it may be disadvantageous for us to do so.

      As provided in the 1940 Act and subject to some exceptions, we can issue debt or preferred stock so long as our total assets immediately after the issuance, less some ordinary course liabilities, exceed 200 percent of the sum of the debt and any preferred stock outstanding. The debt or preferred stock may be convertible in accordance with SEC guidelines, which may permit us to obtain leverage at more attractive rates. The requirement under the 1940 Act to pay, in full, dividends on preferred shares or interest on debt before any dividends may be paid on our shares of common stock means that dividends on our shares of common stock from earnings may be reduced or eliminated. An inability to pay dividends on our shares of common stock could conceivably result in our ceasing to qualify as a regulated investment company, or RIC, under the Code, which would in most circumstances be materially adverse to the holders of our shares of common stock. As of the date hereof, we do not have any debt or preferred stock outstanding.

      We are authorized to issue preferred stock, which would convey special rights and privileges to its owners senior to those of common stock shareholders.

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

      We qualify as a RIC for 2004 under the tax Code. As a RIC, we do not have to pay federal income taxes on our income (including realized gains) that is distributed to our shareholders. Accordingly, we are not permitted under accounting rules to establish reserves for taxes on our unrealized capital gains. If we failed to qualify for RIC status in 2005 or beyond, to the extent that we had unrealized gains, we would have to establish reserves for taxes, which would reduce our net asset value, net of a reduction in the reserve for employee profit sharing, accordingly. To the extent that we, as a RIC, were to decide to make a deemed distribution of net realized capital gains and retain the net realized capital gains, we would have to establish appropriate reserves for taxes. It is possible that establishing reserves for taxes could have a material adverse effect on the value of our common stock.

      We operate in a heavily regulated environment and changes to or non-compliance with regulations and laws could harm our business.

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

      We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. As noted in Management's Report on Internal Control Over Financial Reporting included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we determined that we had a material weakness with respect to maintaining effective controls over the accuracy of the Financial Highlights ratios based on an audit adjustment to the line item referred to as "Total return based on: Net asset value" in the Company's Financial Highlights section of the financial statements for the year ended December 31, 2004. Specifically, our procedures for preparing the Financial Highlights ratios were not sufficiently detailed to detect errors in the underlying calculations. In addition, during the preparation and review of the financial statements for the fiscal periods ended June 30, 2005, an error was identified in the spreadsheet used to compute the line item referred to as "Portfolio Turnover" in the Financial Highlights section, which existed at December 31, 2004 and had not yet been addressed in the remediation process. The error was corrected in the financial statements included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and did not have a material impact on previously issued financial statements.

      We have implemented the following changes to our internal control over financial reporting during the first, second and third quarters of 2005:

      1. We retained Anne M. Donoho, C.P.A., M.B.A., to serve as a temporary, senior controller and consultant, from March 14, 2005 through August 2005.

      2. We hired Patricia N. Egan, C.P.A, to serve as Chief Accounting Officer and Senior Controller, effective June 13, 2005.

      3. On March 5, 2005, we engaged an independent accounting and consulting firm with investment company experience, Eisner LLP ("Eisner"), to read the financial statements contained in the draft Annual Report and to provide financial reporting and accounting advisory services to the Company. On April 4, 2005, we engaged Eisner to provide financial reporting and accounting advisory services to the Company on an ongoing basis, including reading and commenting on the Company's quarterly and annual financial statements prior to submission to our external auditors.

      4. In March 2005, we revised the worksheet that we use for preparing our Annual and Interim Reports to clarify how ratios in the Financial Highlights section are calculated. In July 2005, we further revised this worksheet.

      5. In March 2005, we mapped out a detailed sequence of reviews of our Annual and Interim Reports that must occur rather than merely stating that additional reviews should occur as necessary.

      6. We retained Robert D. Jenvey, C.P.A., to serve as a temporary controller effective October 17, 2005.

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

      The price of the shares of our common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

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

      Investing in our stock is highly speculative and an investor could lose some or all of the amount invested.

      Our investment objective and strategies result in a high degree of risk in our investments and may result in losses in the value of our investment portfolio. Our investments in portfolio companies are highly speculative and, therefore, an investor in our common stock may lose his or her entire investment. The value of the shares of our common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or all of the amount invested in our common stock. The securities markets frequently experience extreme price and volume fluctuations which affect market prices for securities of companies generally, and technology and very small capitalization companies in particular. Because of our focus on the technology and very small capitalization sectors, and because we are a small capitalization company ourselves, our stock price is especially likely to be affected by these market conditions. General economic conditions, and general conditions in the Internet and information technology, life sciences, nanotechnology, tiny technology, materials science and other high technology industries, may also affect the price of the shares of our common stock.

      Our shares might trade at discounts from net asset value, or at premiums that are unsustainable over the long term.

      Shares of business development companies like us may, during some periods, trade at prices higher than their net asset value and during other periods, as frequently occurs with closed-end investment companies, trade at prices lower than their net asset value. The possibility that our shares will trade at discounts from net asset value or at premiums that are unsustainable over the long term are risks separate and distinct from the risk that our net asset value will decrease. The risk of purchasing shares of a business development company that might trade at a discount or unsustainable premium is more pronounced for investors who wish to sell their shares in a relatively short period of time because, for those investors, realization of a gain or loss on their investments is likely to be more dependent upon the existence of a premium or discount than upon portfolio performance. Our shares of common stock may not trade at a price higher than or equal to net asset value. On September 30, 2005, our stock closed at $11.10 per share, a premium of $5.16 over our net asset value per share of $5.94 as of September 30, 2005.

      You have no right to require us to repurchase your shares.

      You do not have the right to require us to repurchase your shares of common stock.


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

      Neither our investments nor an investment in us is intended to constitute a balanced investment program. We are exposed to public-market price fluctuations as a result of our publicly traded portfolio, which may be composed primarily or entirely of highly risky, volatile securities. Currently, 57 percent of the value of our portfolio of venture capital investments consists of the publicly traded common stock of one company, NeuroMetrix, Inc., which we intend to sell through one or more transactions at any time in the future.

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

      We also invest in short-term money market instruments, and both short- and long-term U.S. government and government agency securities. To the extent that we invest in short- and long-term U.S. government and government agency securities, changes in interest rates may result in changes in the value of these obligations which would result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment and expectations of future price and market movements, and it will vary from period to period. If the average interest rate on our portfolio of U.S. government and government agency securities at September 30, 2005, were to increase by 25, 75 and 150 basis points, the value of the securities, and our net asset value, would decrease by approximately $177,223, $531,668 and $1,063,335, respectively.

      While we invest in short-term money market and U.S. government and government agency securities and may draw down on the asset line of credit, we do not consider a change in interest rates to result in significant risks.

Item 4. Controls and Procedures

      (a) Disclosure Controls and Procedures. As of the end of the period covered by this report, our chief executive officer and our chief financial officer conducted an evaluation of our disclosure controls and procedures (as required by Rules 13a-15 of the Securities Exchange Act of 1934 (the "1934 Act")). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the 1934 Act is accumulated and communicated to the issuer's management as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2005, based upon the evaluation of our disclosure controls and procedures and in light of the material weakness described below, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective. However, in light of the material weakness described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements are prepared in accordance with generally accepted accounting principles.

      (b) Changes in Internal Control Over Financial Reporting.

Remediation Update

      As noted in Management's Report on Internal Control Over Financial Reporting included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we determined that we had a material weakness with respect to maintaining effective controls over the accuracy of the Financial Highlights ratios based on an audit adjustment to the line item referred to as "Total return based on: Net asset value" in the Company's Financial Highlights section of the financial statements for the year ended December 31, 2004. Specifically, our procedures for preparing the Financial Highlights ratios were not sufficiently detailed to detect errors in the underlying calculations. In addition, during the preparation and review of the financial statements for the fiscal periods ended June 30, 2005, an error was identified in the spreadsheet used to compute the line item referred to as "Portfolio Turnover" in the Financial Highlights section, which existed at December 31, 2004 and had not yet been addressed in the remediation process. The error was corrected in the financial statements included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and did not have a material impact on previously issued financial statements.

      As a result of the above material weakness, we implemented the following changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the first, second and third quarters of 2005 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

      1. We retained Anne M. Donoho, C.P.A., M.B.A., to serve as a temporary, senior controller and consultant, from March 14, 2005 through August 2005.

      2. We hired Patricia N. Egan, C.P.A, to serve as Chief Accounting Officer and Senior Controller, effective June 13, 2005.

      3. On March 5, 2005, we engaged an independent accounting and consulting firm with investment company experience, Eisner LLP ("Eisner"), to read the financial statements contained in the draft Annual Report and to provide financial reporting and accounting advisory services to the Company. On April 4, 2005, we engaged Eisner to provide financial reporting and accounting advisory services to the Company on an ongoing basis, including reading and commenting on the Company's quarterly and annual financial statements prior to submission to our external auditors.

      4. In March and July 2005, we revised the worksheet that we use for preparing our Annual and Interim Reports to clarify how ratios in the Financial Highlights section are calculated.

      5. In March 2005, we mapped out a detailed sequence of reviews of our Annual and Interim Reports that must occur rather than merely stating that additional reviews should occur as necessary.

      6. We retained Robert D. Jenvey, C.P.A., to serve as a temporary controller effective October 17, 2005.

      We have determined that before we consider the material weakness to be remediated, additional testing of our procedures for preparing the Financial Highlights ratios is prudent to ensure the new procedures are operating effectively.

Other Changes

      Other than as described above, we did not implement any further changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the third quarter of 2005 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.   Exhibits

      3.1(a) Restated Certificate of Incorporation, incorporated by reference as Exhibit 99 to Form 8-K dated September 27, 2005.

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


                                          Harris & Harris Group, Inc.




                                          /s/ Douglas W. Jamison
                                          -------------------------------------
                                          By:  Douglas W. Jamison, President
                                                and Chief Financial Officer





                                          /s/ Patricia N. Egan
                                          -------------------------------------
                                          By:  Patricia N. Egan
                                                Chief Accounting Officer and
                                                Vice President




Date: November 4, 2005

                                  EXHIBIT INDEX


  Exhibit No.     Description
  -----------     -----------


      31.01 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.02 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.01 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.