Form 10-K
period 2005-12-31
HARRIS & HARRIS GROUP INC /NY/
filed 2006-03-16
CIK 893739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________

Commission File No. 0-11576

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

Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class              Name of Each Exchange on Which Registered

            None                                         N/A
-------------------------------        -----------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
--------------------------------------------------------------------------------
                                (Title of Class)

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. |_|Yes |X| No

      Indicate by check mark if the  registrant  is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.                |_|Yes |X| No

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                          |X|Yes |_| No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                         |X|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer |_|   Accelerated filer |X|    Non-accelerated Filer |_|

      Indicate  by check mark  whether  the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Act).                                 |_|Yes |X| No

      The aggregate market value of the common stock held by non-affiliates of Registrant as of June 30, 2005 was $190,859,810 based on the last sale price as quoted by the Nasdaq National Market on such date (only officers and directors are considered affiliates for this calculation).

      As of March 10, 2006, the registrant had 20,756,345 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE                      INCORPORATED AT
-----------------------------------                      ---------------

Harris & Harris Group, Inc. Proxy Statement for the      Part III, Items 10, 11,
2006 Annual Meeting of Shareholders                      12 and 14

                                TABLE OF CONTENTS

                                                                            Page
PART I

         Item 1.  Business ................................................    1
         Item 1A. Risk Factors ............................................   14
         Item 1B. Unresolved Staff Comments ...............................   24
         Item 2.  Properties ..............................................   24
         Item 3.  Legal Proceedings .......................................   25
         Item 4.  Submission of Matters to a Vote of Security Holders .....   25

PART II

         Item 5.  Market For Registrant's Common Equity, Related
                       Stockholder Matters and Issuer Purchase of
                       Equity Securities ..................................   26
         Item 6.  Selected Financial Data .................................   28
         Item 7.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations ................   29
         Item 7A. Quantitative and Qualitative Disclosures About Market
                        Risk ..............................................   43
         Item 8.  Consolidated Financial Statements
                       and Supplementary Data .............................   45
         Item 9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure .....................   81
         Item 9A. Controls and Procedures .................................   81
         Item 9B. Other Information .......................................   82

PART III

         Item 10. Directors and Executive Officers of the Registrant ......   83
         Item 11. Executive Compensation ..................................   83
         Item 12. Security Ownership of Certain Beneficial Owners
                       and Management and Related Stockholder Matters .....   83
         Item 13. Certain Relationships and Related Transactions ..........   83
         Item 14. Principal Accountant Fees and Services ..................   83

PART IV

         Item 15. Exhibits and Financial Statements Schedules .............   84

         Signatures .......................................................   87

         Exhibit Index ....................................................   89

                                     PART I

Item 1. Business

      Harris & Harris Group, Inc.(R) (the "Company," "us," "our," and "we"), is a venture capital company specializing in tiny technology that operates as a non-diversified business development company ("BDC") under the Investment Company Act of 1940, which we refer to as the 1940 Act. For tax purposes, we have elected to be a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, which we refer to as the Code. Our investment objective is to achieve long-term capital appreciation, rather than current income, by making venture capital investments in early-stage companies. Our investment approach is comprised of a patient examination of available opportunities, thorough due diligence and close involvement with management. As a venture capital company, we invest in and provide managerial assistance to our portfolio companies which, in our opinion, have significant potential for growth. We are managed by our Board of Directors and officers and have no investment advisor.

      We make initial venture capital investments exclusively in "tiny technology," which we define as microsystems, microelectromechanical systems ("MEMS") and nanotechnology. We consider a company to be a tiny technology company if the company employs or intends to employ technology that we consider to be at the microscale or smaller and if the employment of that technology is material to its business plan. Our portfolio includes non-tiny technology investments made prior to 2001, and we may make follow-on investments in either tiny or non-tiny technology portfolio companies. By making these investments, we seek to provide our shareholders with an increasingly specific focus on tiny technology through a portfolio of venture capital investments that address a variety of markets and products, such as materials, electronics, instruments, medical devices and biotechnology. This investment policy is not a fundamental policy and accordingly may be changed without shareholder approval, although we intend to give shareholders at least 60 days prior notice of any change in our policy.

      Tiny technology is multidisciplinary and widely applicable, and it incorporates technology that was not previously in widespread use. Microsystems are measured in micrometers, which are units of measurement in millionths of a meter. Nanotechnology is measured in nanometers, which are units of measurement in billionths of a meter. Because it is a new field, tiny technology has significant scientific, engineering and commercialization risks.

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

      We expect to make speculative venture capital investments with limited marketability and a greater risk of investment loss than less speculative venture capital issues. Although we currently restrict our initial venture capital investments to tiny technology, such technology is enabling technology applicable to a wide range of fields and businesses, and we do not seek to invest in any particular industries or categories of investments. Our securities investments may consist of private, public or governmental issuers of any type. Subject to the diversification requirements applicable to a RIC, we may commit all of our assets to only a few investments.

      Achievement of our investment objectives is basically dependent upon the judgment of a team of five professional, full-time members of management, four of whom are designated as Managing Directors, Charles E. Harris, Douglas W. Jamison, Daniel V. Leff and Alexei A. Andreev, and a Vice President, Daniel B. Wolfe. Two of our directors are also consultants to us, Kelly S. Kirkpatrick and Lori D. Pressman. They collectively have expertise in venture capital investing, intellectual property and nanotechnology. Charles E. Harris is our Chairman and Chief Executive Officer and a "control" person as defined in the 1940 Act. There can be no assurance that a suitable replacement could be found for Mr. Harris upon his retirement, his resignation, his inability to act on our behalf or in the event of his death. On December 31, 2008, Mr. Harris will be subject to mandatory retirement pursuant to the Company's mandatory retirement policy for senior executives. The Board of Directors may extend the mandatory retirement age for a given senior executive from year to year.

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

      Investments in equity securities of private companies involve securities that are restricted as to sale and cannot be sold in the open market without registration under the Securities Act of 1933 or pursuant to a specific exemption from these registrations. Opportunities for sale are more limited than in the case of marketable securities, although these investments may be purchased at more advantageous prices and may offer attractive investment opportunities. Even if one of our portfolio companies completes an initial public offering, we are typically subject to a lock-up agreement for 180 days, and the stock price may decline substantially before we are free to sell. Even if we have registration rights to make our investments more marketable, a considerable amount of time may elapse between a decision to sell or register the securities for sale and the time when we are able to sell the securities. The prices obtainable upon sale may be adversely affected by market conditions or negative conditions affecting the issuer during the intervening time. We may elect to hold formerly restricted securities after they have become freely marketable, either because they remain relatively illiquid or because we believe that they may appreciate in value, during which holding period they may decline in value and be especially volatile as unseasoned securities. If we need funds for investment or working capital purposes, we might sell marketable securities at disadvantageous times or prices.

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

      We may own 100 percent of the securities of a start-up investment for a period of time and may control the company for a substantial period. Start-up companies are more vulnerable than better capitalized companies to adverse business or economic developments. Start-up businesses generally have limited product lines, markets and/or financial resources. Start-up companies are not well-known to the investing public and are subject to potential bankruptcy, general movements in markets and perceptions of potential growth.

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

      We may control, be represented on, or have observer rights on the board of directors of a portfolio company through one or more of our officers or directors, who may also serve as officers of the portfolio company. We indemnify our officers and directors for serving on the boards of directors or as officers of portfolio companies, which exposes us to additional risks. Particularly during the early stages of an investment, we may in effect be conducting the operations of the portfolio company. As a venture capital backed company emerges from the developmental stage with greater management depth and experience, we expect that our role in the portfolio company's operations will diminish. Our goal is to assist each company in establishing its own independent capitalization, management and board of directors. We expect to be able to reduce our involvement in those start-up companies that become successful, as well as in those start-up companies that fail.

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

      Income from our investments in intellectual property or its development may take the form of participation in licensing or royalty income, fee income, or some other form of remuneration. In order to satisfy RIC requirements, these investments will normally be held in an entity taxable as a corporation. Investment in developmental intellectual property rights involves a high degree of risk that can result in the loss of our entire investment as well as additional risks including uncertainties as to the valuation of an investment and potential difficulty in liquidating an investment. Further, investments in intellectual property generally require investor patience, as investment return may be realized only after or over a long period. At some point during the commercialization of a technology, our investment may be transformed into ownership of securities of a development stage or start-up company as discussed under "Venture Capital Investments" above.

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

      It is likely that our investments in debt obligations will be of varying quality, including non-rated, highly speculative debt investments with limited marketability. Investments in lower-rated and non-rated securities, commonly referred to as "junk bonds," are subject to special risks, including a greater risk of loss of principal and non-payment of interest. Generally, lower-rated securities offer a higher return potential than higher-rated securities, but involve greater volatility of price and greater risk of loss of income and principal, including the possibility of default or bankruptcy of the issuers of these securities. Lower-rated securities and comparable non-rated securities will likely have large uncertainties or major risk exposure to adverse conditions and are predominantly speculative with respect to the issuer's capacity to pay interest and repay principal in accordance with the terms of the obligation. The occurrence of adverse conditions and uncertainties to issuers of lower-rated securities would likely reduce the value of lower-rated securities held by us, with a commensurate effect on the value of our shares.

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

      Compared to otherwise comparable investments in securities of U.S. issuers, currency exchange risk of securities of foreign issuers is a significant variable. The value of these investments to us will vary with the relation of the currency in which they are denominated to the U.S. dollar, as well as with intrinsic elements of value such as credit risk, interest rates and performance of the issuer. Investments in foreign securities also involve risks relating to economic and political developments, including nationalization, expropriation of assets, currency exchange freezes and local recession. Securities of many foreign issuers are less liquid and more volatile than those of comparable U.S. issuers. Interest and dividend income and capital gains on our foreign securities may be subject to withholding and other taxes that may not be recoverable by us. We may seek to hedge all or part of the currency risk of our investments in foreign securities through the use of futures, options and forward currency purchases or sales.

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

      A primary purpose of our borrowing power is for leverage, to increase our ability to acquire investments both by acquiring larger positions and by acquiring more positions. Borrowings for leverage accentuate any increase or decrease in the market value of our investments and thus our net asset value. Because any decline in the net asset value of our investments will be borne first by holders of common stock, the effect of leverage in a declining market would be a greater decrease in net asset value applicable to the common stock than if we were not leveraged. Any decrease would likely be reflected in a decline in the market price of our common stock. To the extent the income derived from assets acquired with borrowed funds exceeds the interest and other expenses associated with borrowing, our total income will be greater than if borrowings were not used. Conversely, if the income from assets is not sufficient to cover the borrowing costs, our total income will be less than if borrowings were not used. If our current income is not sufficient to meet our borrowing costs (repayment of principal and interest), we might have to liquidate some or all of our investments when it may be disadvantageous to do so. Our borrowings for the purpose of buying most liquid equity securities will be subject to the margin rules, which require excess liquid collateral marked to market daily. If we are unable to post sufficient collateral, we will be required to sell securities to remain in compliance with the margin rules. These sales might be at disadvantageous times or prices.

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

Portfolio Company Turnover

      Changes with respect to portfolio companies will be made as our management considers necessary in seeking to achieve our investment objective. The rate of portfolio turnover will not be treated as a limiting or relevant factor when circumstances exist, which are considered by management to make portfolio changes advisable.

      Although we expect that many of our investments will be relatively long term in nature, we may make changes in our particular portfolio holdings whenever it is considered that an investment no longer has substantial growth potential or has reached its anticipated level of performance, or (especially when cash is not otherwise available) that another investment appears to have a relatively greater opportunity for capital appreciation. We may also make general portfolio changes to increase our cash to position us in a defensive posture. We may make portfolio changes without regard to the length of time we have held an investment, or whether a sale results in profit or loss, or whether a purchase results in the reacquisition of an investment which we may have only recently sold. Our investments in privately held companies are illiquid, which limits portfolio turnover.

      The portfolio turnover rate may vary greatly from year to year as well as during a year and may also be affected by cash requirements.

Competition

      Numerous companies and individuals are engaged in the venture capital business, and such business is intensely competitive. We believe the perpetual nature of our corporate structure enables us to be a better long-term partner for our portfolio companies than if we were organized as a traditional private equity fund, which typically has a limited life. Although we have recently been one of the more active venture capital firms in making tiny technology investments, and our investment professionals have scientific and intellectual property expertise that is relevant to investing in tiny technology, many of our competitors have significantly greater financial and other resources and managerial capabilities than we do and are therefore in certain respects in a better position than we are to obtain access to attractive venture capital investments, particularly as a lead investor in capital-intensive companies. There can be no assurance that we will be able to compete against these venture capital businesses for attractive investments, particularly as a lead investor in capital-intensive companies.

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

      Generally, to be eligible to elect BDC status, a company must primarily engage in the business of furnishing capital and making significant managerial assistance available to companies that do not have ready access to capital through conventional financial channels. Such portfolio companies are termed "eligible portfolio companies." In general, in order to qualify as a BDC, a company must: (i) be a domestic company; (ii) have registered a class of its securities pursuant to Section 12 of the Securities Exchange Act of 1934; (iii) operate for the purpose of investing in the securities of certain types of portfolio companies, namely, early stage or emerging companies and businesses suffering or just recovering from financial distress (see following paragraph);
(iv) make available significant managerial assistance to such portfolio companies; and (v) file a proper notice of election with the SEC.

      An eligible portfolio company generally is a domestic company that is not an investment company and that: (i) does not have a class of equity securities on which "margin" credit can be extended or (ii) is controlled by a BDC (control under the 1940 Act is presumed to exist where a BDC owns at least 25 percent of the outstanding voting securities of the portfolio company).

      We may be  periodically  examined by the SEC for compliance  with the 1940
Act.

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

      We are permitted by the 1940 Act, under specified conditions, to issue multiple classes of senior debt and a single class of preferred stock if our asset coverage, as defined in the 1940 Act, is at least 200 percent after the issuance of the debt or the preferred stock (i.e., such senior securities may not be in excess of our net assets). Under specific conditions, we are also permitted by the 1940 Act to issue warrants.

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

Subchapter M Status

      We elected to be treated as a regulated investment company (a "RIC"), taxable under Subchapter M of the Internal Revenue Code (the "Code"), for federal income tax purposes. In general, a RIC is not taxable on its income or gains to the extent it distributes such income or gains to its shareholders. In order to qualify as a RIC, we must, in general, (1) annually derive at least 90 percent of our gross income from dividends, interest and gains from the sale of securities and similar sources (the "Income Source Rule"); (2) quarterly meet certain investment asset diversification requirements; and (3) annually distribute at least 90 percent of our investment company taxable income as a dividend (the "Income Distribution Rule"). Any taxable investment company income not distributed will be subject to corporate level tax. Any taxable investment company income distributed generally will be taxable to shareholders as dividend income.

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

      In lieu of actually distributing our realized net capital gains, we as a RIC may retain all or part of our net capital gains and elect to be deemed to have made a distribution of the retained portion to our shareholders under the "designated undistributed capital gain" rules of the Code. We currently intend to retain and designate all of our net capital gains. In this case, the "deemed dividend" generally is taxable to our shareholders as long-term capital gains. Although we pay tax at the corporate rate on the amount deemed to have been distributed, our shareholders receive a tax credit equal to their proportionate share of the tax paid and an increase in the tax basis of their shares by the amount per share retained by the Company.

      To the extent that we declare a deemed dividend, each shareholder will receive an IRS Form 2439 that will reflect each shareholder's receipt of the deemed dividend income and a tax credit equal to each shareholder's proportionate share of the tax paid by us. This tax credit, which is paid at the corporate rate, is often credited at a higher rate than the actual tax due by a shareholder on the deemed dividend income. The "residual" credit can be used by the shareholder to offset other taxes due in that year or to generate a tax refund to the shareholder. Tax exempt investors may file for a refund. (See Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments - Subchapter M Status" and "Note 6 of Notes to Consolidated Financial Statements" contained in Item 8. "Consolidated Financial Statements and Supplementary Data.")

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

            2. Taxable shareholders receive a $1.00 per share dividend and pay federal tax at a rate not in excess of 15 percent* or $.15 per share, retaining $.85 per share.

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

            2. Taxable shareholders increase their cost basis in their stock by $.65 per share. They pay federal capital gains tax at a rate not in excess of 15 percent* on 100 percent of the undistributed gain of $1.00 per share or $.15 per share in tax. Offsetting this tax, shareholders receive a tax credit equal to 35 percent of the undistributed gain or $.35 per share.

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

      As noted above, in order to qualify as a RIC, we must meet certain investment asset diversification requirements each quarter. Because of the specialized nature of our investment portfolio, we have been able to satisfy the diversification requirements under Subchapter M of the Code primarily as a result of receiving certifications from the SEC under the Code with respect to each taxable year beginning after 1998 that we were "principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available" for such year.

      Although we received SEC certifications for 1999-2004, there can be no assurance that we will receive such certification for 2005 or subsequent years (to the extent we need additional certifications as a result of changes in our portfolio). If we require, but fail to obtain, the SEC certification for a taxable year, we may fail to qualify as a RIC for such year. We will also fail to qualify as a RIC for a taxable year if we do not satisfy the Income Source Rule or Income Distribution Rule for such year. In the event we do not qualify as a RIC for any taxable year, we will be subject to federal tax with respect to all of our taxable income, whether or not distributed. In addition, all our distributions to shareholders in that situation generally will be taxable as ordinary dividends.

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

      Prior to 1999, we were taxable under Subchapter C of the Code (a "C Corporation"). Under the Code, a C Corporation that elects to be treated as a RIC for federal tax purposes is taxable on the effective date of the election to the extent of any gain built into its assets ("C Corporation Assets") on such date ("Built-In Gain"). However, a C Corporation may elect alternatively to be taxable on such Built-In Gain as such gain is realized during the 10-year period beginning on the effective date of its RIC election (the "Inclusion Period"). We had Built-In Gains at the time of our qualification as a RIC and elected to be taxed on any Built-In Gain realized during the Inclusion Period. Prior to 1999, we carried forward ordinary and capital losses from our operations. After our election of RIC status, those losses remained available to be carried forward to subsequent taxable years. Recently issued Internal Revenue Service regulations confirm that such losses may be used to offset realized Built-In Gains and, to the extent so used, to eliminate C Corporation taxation of such gains. We have previously used loss carryforwards to offset Built-In Gains. As of January 1, 2006, the Company had utilized all of its remaining pre-1999 loss carryforwards and unrealized Built-In Gains.

Subsidiaries

      Harris & Harris Enterprises, Inc. ("Enterprises"), is a 100 percent wholly owned subsidiary of the Company and is consolidated in our financial statements. Enterprises is a partner in Harris Partners I, L.P., and is taxed as a C Corporation. Harris Partners I, L.P., is a limited partnership. Currently, Harris Partners I, L.P., owns our interest in AlphaSimplex Group, LLC. The partners of Harris Partners I, L.P., are Harris & Harris Enterprises, Inc. (sole general partner) and the Company (sole limited partner).

Employees

      We currently employ directly ten full-time employees and one part-time employee.

Item 1A. Risk Factors

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

      We have invested a substantial portion of our assets in privately held development stage or start-up companies, the securities of which are inherently illiquid. These businesses tend to lack management depth, to have limited or no history of operations and to have not attained profitability. Tiny technology companies are especially risky, involving scientific, technological and commercialization risks. Because of the speculative nature of these investments, these securities have a significantly greater risk of loss than traditional investment securities. Some of our venture capital investments are likely to be complete losses or unprofitable, and some will never realize their potential. We have been, and will continue to be, risk seeking rather than risk averse in our approach to venture capital and other investments. Neither our investments nor an investment in our shares of common stock are intended to constitute a balanced investment program.

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

      The technology of our portfolio companies is new and in many cases unproven. Their potential products require significant and lengthy product development, manufacturing and marketing efforts. To date, many of our portfolio companies have not developed any commercially available products. In addition, our portfolio companies may not be able to manufacture successfully or to market their products in order to achieve commercial success. Further, the products may never gain commercial acceptance. If our portfolio companies are not able to develop, manufacture or market successful tiny technology-enabled products, they will be unable to generate product revenue or build sustainable or profitable businesses.

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

      Most of the companies in which we have made, or will make, investments are susceptible to economic slowdowns or recessions. An economic slowdown or adverse capital or credit market conditions may affect the ability of a company in our portfolio to raise additional capital from venture capital or other sources or to engage in a liquidity event such as an initial public offering or merger. Adverse economic, capital or credit market conditions may lead to financial losses in our portfolio.

      The value of our portfolio could be adversely affected if the technologies utilized by our portfolio companies are found to cause health or environmental risks.

      Our  portfolio  companies  work with new  technologies,  which  could have potential environmental and health impacts. Tiny technology in general and nanotechnology in particular are currently the subject of health and environmental impact research. If health or environmental concerns about tiny technology or nanotechnology were to arise, whether or not they had any basis in fact, our portfolio companies might incur additional research, legal and regulatory expenses, and might have difficulty raising capital or marketing their products.

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

      Our business of making private equity investments and positioning our portfolio companies for liquidity events may be adversely affected by current and future capital markets and economic conditions. The public equity markets currently provide less opportunity for liquidity events than at times in the past when there was more robust demand for initial public offerings, even for more mature technology companies than those in which we typically invest. The potential for public market liquidity could further decrease and could lead to an inability to realize potential gains or could lead to financial losses in our portfolio and a decrease in our revenues, net income and assets. Recent government reforms affecting publicly traded companies, stock markets, investment banks and securities research practices have made it more difficult for privately held companies to complete successful initial public offerings of their equity securities, and such reforms have increased the expense and legal exposure of being a public company. Slowdowns in initial public offerings may also have an adverse effect on the frequency and prices of acquisitions of privately held companies. A lack of merger and/or acquisition opportunities for privately held companies may also have an adverse effect on the ability of these companies to raise capital from private sources. Public equity market response to company offerings of nanotechnology-enabled products is uncertain. An inability to engage in liquidity events could negatively affect our liquidity, our reinvestment rate in new and follow-on investments and the value of our portfolio.

      Even if our portfolio companies complete initial public offerings, the returns on our investments may be uncertain.

      When companies in which we have invested as private entities complete initial public offerings of their securities, these newly issued securities are by definition unseasoned issues. Unseasoned issues tend to be highly volatile and have uncertain liquidity, which may negatively affect their price. In addition, we are typically subject to lock-up provisions that prohibit us from selling our investments into the public market for specified periods of time after initial public offerings. The market price of securities that we hold may decline substantially before we are able to sell these securities. Most initial public offerings of technology companies are listed on the Nasdaq National Market. Recent government reforms of the Nasdaq National Market have made market making by broker-dealers less profitable, which has caused broker-dealers to reduce their market making activities, thereby making the market for unseasoned stocks less liquid.

Risks related to our Company.

      Because there is generally no established market in which to value our investments, our Valuation Committee's value determinations may differ materially from the values that a ready market or third party would attribute to these investments.

      There is generally no public market for the equity securities in which we invest. Pursuant to the requirements of the 1940 Act, we value all of the private equity securities in our portfolio at fair value as determined in good faith by a committee of independent members of our Board of Directors, which we call the Valuation Committee, pursuant to Valuation Procedures established by the Board of Directors. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment pursuant to specified valuation principles and processes. We are required by the 1940 Act to value specifically each individual investment on a quarterly basis and record unrealized depreciation for an investment that we believe has become impaired. Conversely, we must record unrealized appreciation if we believe that our securities have appreciated in value. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value that we assign to our investments may differ from the values that would have been used had an efficient market existed for the investments, and the difference could be material. Any changes in fair value are recorded in our consolidated statements of operations as a change in the "Net (decrease) increase in unrealized appreciation on investments."

      In the venture capital industry, even when a portfolio of early stage, high-technology venture capital investments proves to be profitable over the portfolio's lifetime, it is common for the portfolio's value to undergo a so-called "J-curve" valuation pattern. This means that when reflected on a graph, the portfolio's valuation would appear in the shape of the letter "J," declining from the initial valuation prior to increasing in valuation. This J-curve valuation pattern results from write-downs and write-offs of portfolio investments that appear to be unsuccessful, prior to write-ups for portfolio investments that prove to be successful. Because early stage companies typically have negative cash flow and are by their nature inherently fragile, it is easier in a valuation process to substantiate a loss of value than an increase in value, absent a substantial investment at a higher valuation by a third party, knowledgeable, non-strategic investor. Even if our venture capital investments prove to be profitable in the long run, such J-curve valuation patterns could have a significant adverse effect on the value of our shares of common stock in the interim. As we continue to make additional tiny technology investments, this J-curve pattern may not be relevant for the portfolio as a whole because the individual J-curves for each investment, or series of investments, may overlap with previous investments at different stages of their J-curves.

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

      We are dependent upon the diligence and skill of our senior management and other key advisers for the selection, structuring, closing and monitoring of our investments. We utilize lawyers and outside consultants, including two of our directors, Dr. Kelly S. Kirkpatrick and Lori D. Pressman, to assist us in conducting due diligence when evaluating potential investments. There is generally no publicly available information about the companies in which we invest, and we rely significantly on the diligence of our employees and advisers to obtain information in connection with our investment decisions. Our future success to a significant extent depends on the continued service and coordination of our senior management team, and particularly on our Chairman and Chief Executive Officer, Charles E. Harris. The departure of any of our executive officers, key employees or advisers could materially adversely affect our ability to implement our business strategy. We do not maintain for our benefit any key man life insurance on any of our officers or employees.

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

      We may elect not to make follow-on investments or otherwise lack sufficient funds to make such investments. We have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make a follow-on investment may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation, or may cause us to lose some or all preferred rights or even substantially all of our equity ownership in it pursuant to "pay to play" provisions. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities or because we are inhibited by compliance with business development company requirements or the desire to maintain our tax status.

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

      We qualify as a RIC for 2004 under the tax Code. As a RIC, we do not have to pay federal income taxes on our income (including realized gains) that is distributed to our shareholders. Accordingly, we are not permitted under accounting rules to establish reserves for taxes on our unrealized capital gains. If we failed to qualify for RIC status in 2005 or beyond, to the extent that we had unrealized gains, we would have to establish reserves for taxes, which would reduce our net asset value, net of a reduction in the reserve for employee profit sharing, accordingly. In addition, if we, as a RIC, were to decide to make a deemed distribution of net realized capital gains and retain the net realized capital gains, we would have to establish appropriate reserves for taxes. It is possible that establishing reserves for taxes could have a material adverse effect on the value of our common stock.

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

      We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have and will continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors' audit of that assessment has required the commitment of significant financial and managerial resources. We will continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all controls issues within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We may identify material weaknesses or significant deficiencies in our internal controls. If so, our ability to report our financial results on a timely and accurate basis may be adversely affected.

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

      o environmental concerns regarding nanotechnology, whether real or perceptual;

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

      The Company may invest in foreign securities, although, as of December 31, 2005, we had no investments in foreign securities. If we invest in securities of foreign issuers, we may be subject to risks not usually associated with owning securities of U.S. issuers. These risks can include fluctuations in foreign currencies, foreign currency exchange controls, social, political and economic instability, differences in securities regulation and trading, expropriation or nationalization of assets, and foreign taxation issues. In addition, changes in government administrations or economic or monetary policies in the United States or abroad could result in appreciation or depreciation of our securities and could favorably or unfavorably affect our operations. It may also be more difficult to obtain and enforce a judgment against a foreign issuer. Any foreign investments made by us must be made in compliance with U.S. and foreign currency restrictions and tax laws restricting the amounts and types of foreign investments.

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

      Shares of business development companies like us may, during some periods, trade at prices higher than their net asset value and during other periods, as frequently occurs with closed-end investment companies, trade at prices lower than their net asset value. The possibility that our shares will trade at discounts from net asset value or at premiums that are unsustainable over the long term are risks separate and distinct from the risk that our net asset value will decrease. The risk of purchasing shares of a business development company that might trade at a discount or unsustainable premium is more pronounced for investors who wish to sell their shares in a relatively short period of time because, for those investors, realization of a gain or loss on their investments is likely to be more dependent upon the existence of a premium or discount than upon portfolio performance. Our shares of common stock may or may not trade at a price higher than or equal to net asset value. On December 31, 2005, our stock closed at $13.90 per share, a premium of $8.22 over our net asset value per share of $5.68 as of December 31, 2005.

      You have no right to require us to repurchase your shares.

      You do not have the right to require us to repurchase your shares of common stock.

Item 1B. Unresolved Staff Comments

      None.

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

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Stock Transfer Agent

      The Bank of New York, 101 Barclay Street, Suite 12W, New York, New York 10286 (Telephone 800-524-4458, Attention: Mr. Ernie Zavala) serves as transfer agent for our common stock. Certificates to be transferred should be mailed directly to the transfer agent, preferably by registered mail.

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

            2005 Quarter Ending                    Low          High

            March 31                               $11.30     $16.80
            June 30                                $10.01     $13.38
            September 30                           $10.70     $13.85
            December 31                            $10.15     $14.95

            2004 Quarter Ending                    Low          High

            March 31                               $11.47     $20.70
            June 30                                $10.77     $23.60
            September 30                           $ 7.07     $13.90
            December 31                            $10.29     $16.70

Dividends

      We did not pay a cash dividend or declare a deemed dividend for 2002, 2003 and 2004. On December 20, 2005, we declared a deemed dividend of $1.11805631 per share for 2005 for a total of $23,206,763, and in January 2006 we paid federal income taxes on behalf of shareholders of $0.39131971 per share for a total of $8,122,367. We paid the tax at the corporate rate on the distribution, and the shareholders received a tax credit equal to their proportionate share of the tax paid.

Recent Sales of Unregistered Securities

      The Company did not sell any equity securities during 2005 that were not registered under the Securities Act of 1933.

Shareholders

      As of March 1, 2006, there were approximately 131 holders of record of the Company's common stock which, the Company has been informed, hold the Company's common stock for approximately 18,000 beneficial owners.

Item 6. Selected Financial Data

      The information below was derived from the audited Consolidated Financial Statements included in this report and in previous annual reports filed with the SEC. For 2001, we have included the taxes paid on behalf of shareholders on the deemed dividend of $271,467 as a component of "net realized income (loss) from investments" to conform to current year presentation. This revision has no impact on net assets or net asset value per outstanding share as previously reported. This information should be read in conjunction with those Consolidated Financial Statements and Supplementary Data and the notes thereto. These historical results are not necessarily indicative of the results to be expected in the future.

                                               Financial Position as of December 31:

                                                     2005             2004             2003             2002                2001
Total assets                                 $132,947,623     $ 79,361,451     $ 44,115,128     $ 35,951,969        $ 39,682,367

Total liabilities                            $ 14,959,881     $  4,616,652     $  3,432,390     $  8,695,923        $ 15,347,597

Net assets                                   $117,987,742     $ 74,744,799     $ 40,682,738     $ 27,256,046        $ 24,334,770

Net asset value per outstanding share        $       5.68     $       4.33     $       2.95     $       2.37        $       2.75

Cash dividends paid                          $       0.00     $       0.00     $       0.00     $       0.00        $       0.00

Cash dividends paid per outstanding share    $       0.00     $       0.00     $       0.00     $       0.00        $       0.00

Shares outstanding, end of year                20,756,345       17,248,845       13,798,845       11,498,845           8,864,231

December 31:

                                                   Operating Data for year ended

                                                     2005             2004             2003             2002                2001

Total investment income                      $  1,540,862     $    637,562     $    167,785     $    253,461        $    510,661

Total expenses(1)                            $  7,006,623     $  4,046,341     $  2,731,527     $  2,124,549        $  1,035,221

Net operating (loss) income                  $ (5,465,761)    $ (3,408,779)    $ (2,563,742)    $ (1,871,088)       $   (524,560)

Total tax expense(2) (benefit)               $  8,288,778     $    650,617     $     13,761     $    199,309        $    299,418

Net realized income (loss) from
  investments                                $ 14,208,789     $    858,503     $   (984,925)    $  2,390,302        $  1,004,899

Net realized (loss) income                   $  8,743,028     $ (2,550,276)    $ (3,548,667)    $    519,214        $    480,339

Net decrease (increase) in unrealized
  depreciation on investments                $ (2,026,652)    $    484,162     $    343,397     $ (3,241,408)       $ (7,641,044)

Net increase (decrease) in net assets
  resulting from operations                  $  6,716,376     $ (2,066,114)    $ (3,205,270)    $ (2,722,194)       $ (7,160,705)

Increase (Decrease) in net assets
  resulting from operations per
  average outstanding share                  $       0.36     $      (0.13)    $      (0.28)    $      (0.27)       $      (0.80)

(1)   Included   in   total   expenses   are   the   following    profit-sharing
      expenses/(reversals):  $1,796,264 in 2005; $311,594 in 2004; ($163,049) in
      2002; and ($984,021) in 2001.

(2) Included in total tax expense are the following taxes paid by the Company on behalf of shareholders: $8,122,367 in 2005, $0 in each of 2004, 2003, 2002, and $271,467 in 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information contained in this section should be read in conjunction with the Company's 2005 Consolidated Financial Statements and notes thereto.

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

Background and Overview

      We incorporated under the laws of the state of New York in August 1981. In 1983, we completed an initial public offering and invested $406,936 in Otisville BioTech, Inc., which also completed an initial public offering later that year. In 1984, Charles E. Harris purchased a controlling interest in us and became the control person in Otisville. We then divested our other assets and became a financial services company, with the investment in Otisville as the initial focus of our business activity. We hired new management for Otisville, and Otisville acquired new technology targeting the development of a human blood substitute.

      By 1988, we operated two insurance brokerages and a trust company as wholly-owned subsidiaries. In 1989, Otisville changed its name to Alliance Pharmaceutical Corporation, and by 1990, we had completed selling our $406,936 investment in Alliance for total proceeds of $3,923,559.

      In 1992, we sold our insurance brokerage and trust company subsidiaries to their respective managements and registered as an investment company under the 1940 Act, commencing operations as a closed-end, non-diversified investment company. In 1995, we elected to become a business development company subject to the provisions of Sections 55 through 65 of the 1940 Act. Throughout our corporate history, we have made early stage venture capital investments in a variety of industries. We define venture capital investments as investments in start-up firms and small businesses with exceptional growth potential. In 1994, we made our first tiny technology investment. From August 2001 through December 31, 2005, all 25 of our initial investments have been exclusively in tiny technology.

      Since our investment in Otisville in 1983 through December 31, 2005, we have made a total of 67 venture capital investments, including four private placement investments in securities of publicly traded companies. We have sold 44 of these 67 investments, realizing total proceeds of $143,593,693 on our invested capital of $51,144,319. Eighteen of these 44 investments were profitable. As measured from first dollar in to last dollar out, the average and median holding periods for these 44 investments were 3.63 years and 3.18 years, respectively. As measured by the 149 separate rounds of investment within these 44 investments, the average and median holding periods for the 149 separate rounds of investment were 2.85 years and 2.53 years, respectively. At December 31, 2005, we valued the 23 venture capital investments remaining in our portfolio at $33,187,333, or 28.1 percent of our net assets, including net unrealized depreciation of $4,519,009. At December 31, 2005, from first dollar in, the average and median holding periods for these 23 venture capital investments were 2.9 years and 1.75 years, respectively. As measured by the 56 separate rounds of investment within these 23 investments, the average and median holding periods for the 56 separate rounds of investment were 2.4 years and 1.6 years, respectively.

      We have invested a substantial portion of our assets in venture capital investments of private, development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth, have little or no history of operations and are developing unproven technologies. At December 31, 2005, $33,187,333, or 28.1 percent, of our net assets at fair value consisted of private venture capital investments, net of unrealized depreciation of $4,519,009. At December 31, 2004, $18,508,138, or 24.8 percent, of our net assets at fair value consisted of private venture capital investments, net of unrealized depreciation of $9,577,094. At December 31, 2003, $15,106,576, or 37.1 percent, of our net assets at fair value consisted of private venture capital investments, net of unrealized depreciation of $2,375,303.

      We value our private venture capital investments each quarter as determined in good faith by our Valuation Committee, a committee of independent directors, within guidelines established by our Board of Directors in accordance with the 1940 Act. (See "Footnote to Consolidated Schedule of Investments" contained in "Consolidated Financial Statements.")

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

Results of Operations

Years Ended December 31, 2005, 2004, and 2003

      During the three years ended December 31, 2005, 2004, and 2003, we had net increases (decreases) in net assets resulting from operations of $6,716,376, ($2,066,114), and ($3,205,270), respectively.

Investment Income and Expenses:

      During the three years ended December 31, 2005, 2004, and 2003, we had net operating losses of $5,465,761, $3,408,779, and $2,563,742, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses. During the three years ended December 31, 2005, 2004 and 2003, total investment income was $1,540,862, $637,562 and $167,785, respectively. During the three years ended December 31, 2005, 2004, and 2003, operating expenses were $7,006,623, $4,046,341, and $2,731,527, respectively.

      During  2005,  investment  income  increased  owing to an  increase in our income on U.S. Government and Government Agency Securities, as our holdings increased from $44,622,722 at December 31, 2004 to $96,250,864 at December 31, 2005 and as a result of an increase in interest rates during the year. During 2004, investment income increased by $469,777 primarily owing to an increase in our holdings in U.S. Government and Government Agency Securities from $27,120,486 at December 31, 2003 to $44,622,722 at December 31, 2004.

      The increase in operating expenses during 2005 was primarily owing to increases in the profit-sharing provision, salaries and benefits, professional fees administration and operations, rent expense and Directors' fees and expenses. Profit sharing expense for 2005 was $1,796,264, an increase of $1,484,670 as compared to 2004. Profit sharing expense increased primarily as a result of the gains realized on the sale of NeuroMetrix, Inc., offset by the taxes payable by the Company on the deemed dividend and taxes payable on Built-In Gains. The profit sharing expense is also impacted by the Company's decision to retain its net realized long-term capital gains for reinvestment for growth, rather than distribute them as a cash dividend. When the Company chooses to retain its net realized long-term capital gains, it declares a deemed dividend and pays taxes on behalf of shareholders. Conversely, when the Company distributes its net realized long-term capital gains as a cash dividend, the shareholders pay all of the taxes. The taxes payable by the Company on behalf of shareholders reduce the amount of profit against which the profit sharing payable to employees is calculated. Had the Company chosen to distribute its net realized long-term capital gains as a cash dividend, the provision for employee profit sharing would have been $3,420,737 for 2005, rather than the actual provision for employee profit sharing of $1,796,264 for 2005.

      Salaries and benefits increased by $530,945, or 27.5 percent, primarily as a result of the addition of three employees. Professional fees increased by $162,751, or 24.4 percent, reflecting in part the expenses associated with ongoing compliance with the Sarbanes-Oxley Act of 2002. Administration and operations increased by $600,824, or 83.6 percent, primarily as the result of increases in travel expenses associated with additional investments in portfolio companies, increases in expenses related to the preparation and distribution of the annual and quarterly reports and proxy statement owing to the increased number of shareholders, and an increase in the premium expense for director and officer liability insurance. The premium expense for director and officer liability insurance increased by $339,810 to $512,038 in 2005, and the premium expense for 2006 is estimated to be $514,650. Rent expense increased by $60,148 or 39.7 percent due to the leasing of additional office space in California and New York. Directors' fees and expenses increased by $99,664 or 47.6 percent as a result of an increase in the fees paid to the directors for monthly retainer and meeting attendance in 2005.

      The increase in operating expenses during 2004 was primarily owing to increases in the profit sharing provision, salaries and benefits, professional fees and administration and operations. The profit-sharing provision increased by $311,594, or 100 percent. The increase in the profit-sharing provision is primarily a result of the increase in the value of our investment in NeuroMetrix, Inc., which completed its IPO on July 22, 2004. Salaries and benefits increased by $387,396, or 25.1 percent, primarily as a result of the addition of four employees, partially offset by a decrease in mandatory retirement plan pension expense that is being amortized through December 31, 2004. Administration and operations increased by $272,345, or 61.0 percent, primarily as the result of an increase in travel expenses associated with additional investments in portfolio companies, an increase in expenses related to the preparation and distribution of the annual and quarterly reports and proxy statement owing to the increased number of shareholders, and an increase in expense and the amount of director and officer liability insurance. The premium expense for director and officer liability insurance increased by $94,258 to $172,229 in 2004. Professional fees increased by $363,516, or 119.7 percent, reflecting in part the expenses associated with implementation of the Sarbanes-Oxley Act of 2002 and Rule 38a-1 under the 1940 Act. We estimated that our total incremental direct and indirect expenses in 2004 associated with the Sarbanes-Oxley Act of 2002 and Rule 38a-1 under the 1940 Act totaled $316,000.

Realized Income and Losses from Investments:

      During the years ended December 31, 2005, 2004 and 2003, we had net realized income (losses) from investments of $14,208,789, $858,503 and ($984,925), respectively. The variation in these results is primarily owing to variations in gross realized income (loss) from investments and income taxes in each of the three years. For the years ended December 31, 2005, 2004, and 2003, realized income (loss) from investments, before taxes, was $23,862,037, $813,994 and ($971,164), respectively. Income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 was $9,653,248, ($44,509) and $13,761.

      During 2005, our realized income from investments before taxes of $23,862,037 consisted primarily of a realized gain of $30,179,762 from the sale of our investment in NeuroMetrix, Inc., offset by realized losses of $1,358,286, $2,093,968, $1,091,209, and $1,619,245, from the sale of our shares in Agile
Materials & Technologies, Inc., Experion Systems, Inc., Nanotechnologies, Inc., and Optiva, Inc., respectively. Realized losses on U.S. Government and U.S. Government Agency Securities totaled $422,383 for 2005. For the year ended December 31, 2005, our income tax expense on realized gains was $9,653,248, which includes $8,122,367 of taxes payable by the Company on behalf of shareholders in connection with the deemed dividend and $1,364,470 of taxes on Built-In Gains.

      During 2004, our realized income from investments before taxes of $813,994 consisted primarily of a realized gain of $1,681,259 from the sale of our investment in NanoGram Devices Corporation, offset by a realized loss of $915,108 from the sale of our shares of Series D Convertible Preferred Stock in NeoPhotonics Corporation. For the year ended December 31, 2004, our income tax benefit on realized gains and losses was $44,509 which related primarily to taxes owed to Harris & Harris Enterprises.

      During 2003, our realized loss from investments before taxes of $971,164 consisted primarily of a realized loss of $1,000,001 from the write-off of Kriton Medical, Inc., offset by realized gains on U.S. Government and Agency Securities. For the year ended December 31, 2003, our income tax expense on realized gains and losses was $13,761 which related primarily to taxes on gains generated by Harris & Harris Enterprises, Inc.

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

      During the year ended December 31, 2005, net unrealized depreciation on investments increased by $2,026,652. During the year ended December 31, 2004, net unrealized depreciation decreased by $484,162. During the year ended December 31, 2003, net unrealized depreciation decreased by $343,397.

      The net increase in unrealized depreciation on investments in 2005 is the result of the appreciation in value of $19,790,298 on investments held, offset by depreciation of $23,181,420 related to investments sold. The change in unrealized depreciation on investments held is owing to appreciation in our investment in NeuroMetrix, Inc. prior to the sale of our interest in it as well as increases in the valuations of NanoGram Corporation, Nanosys, Inc. and Nantero, Inc. of $313,534, $870,113 and $813,771, respectively. These were offset by decreases in the valuations of AlphaSimplex Group LLC, CSwitch, Inc., Mersana Therapeutics, Inc., NanoOpto, Inc., Polatis, Inc., and Zia Laser, Inc. of $109,464, $500,000, $563,097, $529,997, $169,827, and $1,312,500
respectively. The change in unrealized depreciation on investments sold is owing to the realization of the gain on our investment in NeuroMetrix, Inc. offset by the realization of losses on our investments in Agile Materials and Technologies, Inc., Experion Systems, Inc., Nanotechnologies, Inc., and Optiva, Inc.

      The net decrease in unrealized depreciation on investments in 2004 was the result of the appreciation in value of $264,170 on investments held and appreciation of $915,118 related to investments sold. The change in unrealized depreciation on investments held is primarily owing to an increase in the valuation of our investment in Neurometrix, Inc. of $6,288,405 offset by decreases in the valuations of our investments in Agile Materials and Technologies, Inc., of $614,081, Experion Systems, Inc., of $630,497, Nanotechnologies, Inc., of $1,275,373, Optiva, Inc., of $2,000,000, and Polatis, Inc., of $1,162,208. The decrease in unrealized depreciation on investments sold was owing to the realization of the loss of $915,108 on the sale of our shares of Series D Convertible Preferred Stock in NeoPhotonics Corporation. During 2004, unrealized depreciation on U.S. Government and U.S. Government Agency Securities increased by $321,370. In 2004, we incurred $695,126 of income tax expense on Built-In Gains on NeuroMetrix, Inc.

      The net decrease in unrealized depreciation on investments in 2003 was the result of the depreciation in value of $656,604 on investments held and appreciation of $1,000,0001 related to investments sold. The change in unrealized depreciation on investments held is primarily owing to an increase in unrealized depreciation of Agile Material and Technologies, Inc., of $750,000, Experion Systems, Inc., of $325,662 and NeoPhotonics Corporation of $345,558, offset by a decrease in unrealized depreciation of Polatis, Inc., of $226,046 and an increase in unrealized appreciation in Nanotechnologies, Inc., of $357,963. Unrealized appreciation on investments sold increased by $1,000,001 as a result of the loss realized in 2003 on the write-off of Kriton Medical, Inc., which had previously been written off for book purposes.

Financial Condition

Year ended December 31, 2005

      At December 31, 2005, our total assets and net assets were $132,947,623 and $117,987,742, respectively. Our net asset value per share ("NAV") at that date was $5.68, and our shares outstanding increased to 20,756,345 versus 17,248,845 at December 31, 2004.

      During the 12 months ended December 31, 2005, significant financial developments included the receipt of proceeds from our public offering of common stock and the sale of our investment in NeuroMetrix, Inc. Gross proceeds from the issuance of 3,507,500 new shares of our common stock totaled $37,091,813, less costs of $565,246, for net proceeds of $36,526,567. The Company received proceeds of $34,591,136 from the sale of its 1,137,570 shares of NeuroMetrix. In addition, the value of our venture capital investments increased by $1,565,373 to $33,187,333.

      During the 12 months ended December 31, 2005, the value of our venture capital investments increased from $31,621,960 at December 31, 2004 to $33,187,333 at December 31, 2005. This increase included $16,251,339 from four new and eleven follow-on venture capital investments and increases in the valuations of NanoGram Corporation, Nanosys, Inc. and Nantero, Inc. of $313,534, $870,113 and $813,771, respectively, offset by the sale of our interests in Agile Materials & Technologies, Inc., Experion Systems, Inc., Nanotechnologies, Inc., NeuroMetrix, Inc., and Optiva, Inc. and by decreases in the valuation of our investments in AlphaSimplex Group LLC, CSwitch Corporation, Mersana Therapeutics, Inc., NanoOpto Corporation, Polatis, Inc., and Zia Laser, Inc., of $109,464, $500,000, $563,097, $529,997, $169,827, and $1,312,500, respectively.

      The increase in the value of our investment in U.S. government and agency obligations, from $44,622,722 at December 31, 2004, to $96,250,864 at December 31, 2005, resulted primarily from the receipt of net proceeds of $36,526,567 pursuant to the issuance of 3,507,500 new shares of our common stock and proceeds from the sale of NeuroMetrix of $34,591,136. These increases were partially offset by four new venture capital investments and eleven follow-on investments totaling $16,251,339, as well as by operating expenses.

      The Company's liabilities increased from $4,616,652 at December 31, 2004 to $14,959,881 at December 31, 2005. The increases were attributable to an increase of $1,796,264 in the profit sharing accrual, the provision of $8,122,367 for taxes payable by the Company on behalf of shareholders on the deemed dividend, and current taxes payable of $1,524,470.

      The following table is a summary of additions to our portfolio of venture capital investments during the 12 months ended December 31, 2005:

            New Investment                                  AMOUNT
            --------------                               -----------
            eLite Optoelectronics, Inc.                  $ 1,000,000
            Kereos, Inc.                                 $   800,000
            Kovio, Inc.                                  $ 3,000,000
            Zia Laser, Inc.                              $ 1,500,000

            Follow-on Investments
            ---------------------
            Cambrios Technologies Corporation            $   511,006
            Chlorogen, Inc.                              $   364,261
            Kereos, Inc.                                 $   160,000
            Molecular Imprints, Inc.                     $ 2,500,000
            Nanomix, Inc.                                $   250,000
            NanoOpto Corporation                         $   411,741
            Mersana Therapeutics, Inc.                   $   683,000
            Nanosys, Inc.                                $ 3,000,003
            Nantero, Inc.                                $   571,329
            NeoPhotonics Corporation                     $   999,999
            Starfire Systems, Inc.                       $   500,000
                                                         -----------

            Total                                        $16,251,339
                                                         ===========

      The following tables summarize the fair values of our portfolios of venture capital investments and U.S. government and agency obligations, as compared with their cost, at December 31, 2005, and December 31, 2004:

                                                       December 31,
                                               ---------------------------
                                                  2005            2004
                                               -----------     -----------

      Venture capital investments,
           at cost                             $37,706,342     $32,496,605
      Net unrealized depreciation(1)             4,519,009         874,645
                                               -----------     -----------
      Venture capital investments,
           at fair value                       $33,187,333     $31,621,960
                                               ===========     ===========

                                                       December 31,
                                               ---------------------------
                                                  2005            2004
                                               -----------     -----------

      U.S. government and agency
           obligations, at cost                $96,320,405     $44,945,505
      Net unrealized depreciation(1)                69,541         322,783
                                               -----------     -----------
      U.S. government and agency
           obligations, at fair value          $96,250,864     $44,622,722
                                               ===========     ===========

(1) At December 31, 2005 and December 31, 2004, the net accumulated unrealized depreciation on investments, including deferred taxes, was $4,764,125 and $2,737,473, respectively.

      The following table summarizes the fair value composition of our venture capital investment portfolio at December 31, 2005, and December 31, 2004. NeuroMetrix, Inc., which was sold during 2005, accounted for 97.6 percent of the "Other Venture Capital Investments," at December 31, 2004.

                                                          December 31,
                                                        -----------------
      Category                                           2005       2004
                                                        ------     ------

      Tiny Technology                                     99.9%      57.5%
      Other Venture Capital Investments                    0.1%      42.5%
                                                        ------     ------
      Total Venture Capital Investments                  100.0%     100.0%
                                                        ======     ======

      The following table summarizes the fair value composition of our venture capital investment portfolio that was still privately held at December 31, 2005, and December 31, 2004. NeuroMetrix, Inc., was a publicly held company at December 31, 2004.

                                                          December 31,
                                                        -----------------
      Category                                           2005       2004
                                                        ------     ------

      Tiny Technology                                     99.9%      98.2%
      Other Privately Held Venture
        Capital Investments                                0.1%       1.8%
                                                        ------     ------
      Total Venture Capital Investments                  100.0%     100.0%
                                                        ======     ======

Year ended December 31, 2004

      At December 31, 2004, our total assets and net assets were $79,361,451 and $74,744,799, respectively. Our net asset value per share ("NAV") at that date was $4.33, and our shares outstanding increased to 17,248,845 versus 13,798,845 at December 31, 2003.

      During the 12 months ended December 31, 2004, significant financial developments included the receipt of net proceeds of $36,501,000, less costs of $372,825, for a total of $36,128,175, pursuant to the issuance of 3,450,000 new shares of our common stock. In addition, the value of our venture capital investments increased by $16,515,384 to $31,621,960.

      During the twelve months ended December 31, 2004, the value of our venture capital investments increased from $15,106,576 at December 31, 2003 to $31,621,960 at December 31, 2004. This increase included $16,709,107 from nine new venture capital investments and 10 follow-on investments, the sale of NanoGram Devices and the net increase in the valuation of our venture capital investments. Our investment in NeuroMetrix, Inc., also increased in value by $6,288,405, partially offset by the sale of our interest in NanoGram Devices Corporation and our Series D stock in NeoPhotonics Corporation and decreases in the valuation of our investments in Agile Materials & Technologies, Inc., Experion Systems, Inc., Nanotechnologies, Inc., Optiva, Inc., and Polatis, Inc., of $614,081, $630,497, $1,275,373, $2,000,000, and $1,162,208, respectively.

      On July 27, 2004, NeuroMetrix, Inc., completed its IPO. Our preferred stock was converted into 1,137,570 shares of common stock that were subject to a 180-day lock-up period that expired on January 18, 2005. The valuation of our investment in NeuroMetrix, Inc., at December 31, 2004, reflected a 1.9 percent discount to the market price. This discount reflected the remaining lock-up period.

      The increase in the value of our investment in U.S. government and agency obligations, from $27,120,486 at December 31, 2003, to $44,622,722 at December 31, 2004, resulted primarily from the receipt of net proceeds of $36,128,175 pursuant to the issuance of 3,450,000 new shares of our common stock, partially offset by nine new venture capital investments and ten follow-on investments totaling $16,709,107, as well as by operating expenses.

      The following table is a summary of additions to our portfolio of venture capital investments during the 12 months ended December 31, 2004:

              New Investment                                Amount
              --------------                             -----------
              Cambrios Technologies Corporation          $   783,019
              Crystal IS, Inc.                           $   199,983
              CSwitch, Inc.                              $ 1,000,000
              Molecular Imprints, Inc.                   $ 2,000,000
              Nanomix, Inc.                              $ 2,250,000
              NeoPhotonics Corporation                   $ 1,925,000
              Nextreme Thermal Solutions, Inc.           $   500,000
              Solazyme, Inc.                             $   310,000
              Starfire Systems, Inc.                     $   250,000

              Follow-on Investment
              --------------------
              Agile Materials & Technologies, Inc.       $   376,008
              Polatis, Inc.                              $   839,000
              Experion Systems, Inc.                     $   121,262
              NanoGram Corporation                       $ 1,000,000
              NanoOpto Corporation                       $ 1,921,252
              Mersana Therapeutics, Inc.                 $   550,000
              Nanotechnologies, Inc.                     $   171,492
              NeoPhotonics Corporation                   $    12,092
              NeuroMetrix, Inc.                          $ 1,749,999
              Optiva, Inc.                               $   750,000
                                                         -----------

            Total                                        $16,709,107
                                                         ===========

Cash Flow

Year Ended December 31, 2005

      Net cash used in operating activities for the year ended December 31, 2005, was $2,914,285, primarily owing to an increase in our operating expenses.

      Cash used in investing activities for the year ended December 31, 2005, was $33,049,325, primarily reflecting a net increase in our investment in U.S. government obligations of $52,144,482 and investments in private placements of $16,251,339, less proceeds from the sale of venture capital investments of $35,392,200.

      Cash provided by financing activities for the year ended December 31, 2005, was $36,526,567, reflecting net proceeds from the issuance of 3,507,500 new shares of our common stock on September 14, 2005, in an underwritten follow-on offering. Although we will make initial investments exclusively in tiny technology, we can make follow-on investments in non-tiny technology companies currently in our portfolio. Further, while considering venture capital investments, we may invest the proceeds in U.S. government and agency obligations, which are likely to yield less than our operating expense ratio. We expect to invest or reserve for potential follow-on investment the net proceeds within two years of the offering. We may also use the proceeds of this offering for operating expenses, including due diligence expenses on potential investments. For the purpose of allocating the proceeds of the offering, reserves for follow-on investments in any particular portfolio holding may be no more than the greater of twice the investment to date in that portfolio holding or five times the initial investment in the case of seed-stage investments.

Year Ended December 31, 2004

      Net cash used in operating activities for the year ended December 31, 2004, was $3,809,805, primarily owing to an increase in our operating expenses.

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

Year Ended December 31, 2005

      At December 31, 2005, and December 31, 2004, our total net primary liquidity was $97,797,219 and $45,353,691, respectively, and our secondary liquidity was $0 and $13,113,822, respectively.

      Our net primary sources of liquidity are more than adequate to cover our gross cash operating expenses over the next 12 months. Our gross cash operating expenses for 2005 and 2004 totaled $5,021,066 and $3,878,610, respectively.

      The increase in our primary source of liquidity from December 31, 2004, to December 31, 2005, is primarily owing to the receipt of the net proceeds from the issuance of 3,507,500 new shares of our common stock and the net proceeds from the sale of our investment in NeuroMetrix, Inc. These receipts were partially offset by our investments in Cambrios, Inc., Chlorogen, Inc., eLite Optoelectronics, Inc., Kereos, Inc., Kovio, Inc., Mersana Therapeutics, Inc., Molecular Imprints, Inc., Nanomix, Inc., NanoOpto Corporation, Nanosys, Inc., Nantero, Inc., NeoPhotonics Corporation, Starfire Systems, Inc., and Zia Laser, Inc., and the use of funds for net operating expenses.

      On November 19, 2001, we established an asset account line of credit. The asset account line of credit was secured by government and government agency securities. Under the asset account line of credit, we were able to borrow up to $8,000,000. The asset account line of credit could be increased to up to 95 percent of the current value of the U.S. government agency obligations with which we secure the line. The asset account line of credit carried interest at a rate of the Broker Call Rate plus 50 basis points. Our outstanding balance under the asset account line of credit at December 31, 2004 was $0. The Company terminated this line of credit on November 1, 2005.

Year Ended December 31, 2004

      At December 31, 2004, and December 31, 2003, our total net primary liquidity was $45,353,691 and $27,563,886, respectively, and our secondary liquidity was $13,113,822 and $0, respectively. At December 31, 2004, we had contractually restricted common shares of NeuroMetrix, Inc., that were publicly traded. These shares became freely marketable on January 18, 2005.

      Our net primary sources of liquidity were more than adequate to cover our gross cash operating expenses over the next 12 months. Our gross cash operating expenses totaled $3,878,610 and $2,455,454 in 2004 and 2003, respectively.

      The increase in our primary source of liquidity from December 31, 2003, to December 31, 2004, was primarily owing to the receipt of the net proceeds from the issuance of 3,450,000 new shares of our common stock and the net proceeds from the sale of our investment in NanoGram Devices Corporation, partially offset by our investments in Agile Materials & Technologies, Inc., Cambrios Technologies Corporation, Crystal IS, Inc., CSwitch, Inc., Experion Systems, Inc., Mersana Therapeutics, Inc., Molecular Imprints, Inc., NanoGram Corporation, Nanomix, Inc., NanoOpto Corporation, NeoPhotonics Corporation, NeuroMetrix, Inc., Nextreme Thermal Solutions, Inc., Optiva, Inc., Polatis, Inc., Solazyme, Inc., and Starfire Systems, Inc., and the use of funds for net operating expenses. The increase in our secondary source of liquidity from December 31, 2003, to December 31, 2004, is owing to the completion of the public offering of NeuroMetrix, Inc.

Critical Accounting Policies

      The Company's significant accounting policies are described in Note 2 to the Consolidated Financial Statements and in the Footnote to the Consolidated Schedule of Investments. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and those that require management's most difficult, complex or subjective judgments. The Company considers the following accounting policies and related estimates to be critical:

Valuation of Portfolio Investments

      As a business development company, we invest primarily in illiquid securities including debt and equity securities of private companies. The investments are generally subject to restrictions on resale and generally have no established trading market. We value substantially all of our equity investments at fair value as determined in good faith by our valuation committee on a quarterly basis. The valuation committee, comprised of three or more non-interested board members, reviews and approves the valuation of our investments within the valuation procedures established by the board of directors. Fair value is generally defined as the amount that an investment could be sold for in an orderly disposition over a reasonable time. Generally, to increase objectivity in valuing our assets, external measures of value, such as public markets or third party transactions, are utilized whenever possible. Valuation is not based on long term work-out value, nor immediate liquidation value, nor incremental value for potential changes that may take place in the future. Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated. This difference could be material.

Pension and Post-Retirement Benefit Plan Assumptions

      The Company provides a Retirement Healthcare Benefit Plan for employees who meet certain eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability values related to our post-retirement benefit plans. These factors include assumptions we make about the discount rate, the rate of increase in healthcare costs, and mortality, among others.

      The discount rate reflects the current rate at which the post retirement benefit liabilities could be effectively settled considering the timing of expected payments for plan participants. In estimating this rate, we consider rates of return on high quality fixed-income investments included in published bond indexes. We consider the Moody's Aa Corporate Bond Index and the Citigroup Pension Liability Index in the determination of the appropriate discount rate assumptions. The weighted average rate we utilized to measure our post retirement benefit obligation as of December 31, 2005 and calculate our 2006 expense was 5.5%, which is a decrease from 5.75% used in determining the 2005 expense.

Recent Developments -- Portfolio Companies

      On January 9, 2006, we made a $1,262,764 follow-on investment in privately held NanoGram Corporation.

      On January 11, 2006, we made a $2,500,000 new investment in privately held Metabolon, Inc.

      On February 28, 2006, we made a $2,800,000 new investment in privately held Evolved Nanomaterial Sciences, Inc.

      On March 2, 2006, we made a $2,850,000 follow-on investment in a privately held, tiny technology portfolio company.

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

      We also invest in short-term money market instruments, and both short and long-term U.S. government and agency obligations. To the extent that we invest in short and long-term U.S. government and agency obligations, changes in interest rates may result in changes in the value of these obligations which would result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment and expectations of future price and market movements, and it will vary from period to period. If the average interest rate on U. S. government and agency obligations at December 31, 2005, were to increase by 25, 75 and 150 basis points, the value of the securities, and our net asset value of the same types and time to maturity, would decrease by approximately $242,553, $727,658 and $1,455,315, respectively.

      In addition, we may from time to time opt to borrow money to make investments in the future. Our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest such funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we choose to borrow funds for investing purposes.

Item 8. Consolidated Financial Statements and Supplementary Data

                         HARRIS & HARRIS GROUP, INC.(R)
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

      The following reports and consolidated financial schedules of Harris & Harris Group, Inc.(R) are filed herewith and included in response to Item 8.

Documents                                                                   Page
---------                                                                   ----

         Management's Report on Internal Control Over
             Financial Reporting .......................................      46
         Report of Independent Registered Public Accounting Firm .......      47

Consolidated Financial Statements

         Consolidated Statements of Assets and Liabilities
             as of December 31, 2005, and 2004 .........................      49

         Consolidated Statements of Operations for the
             years ended December 31, 2005, 2004, 2003 .................      50

         Consolidated Statements of Cash Flows for the
             years ended December 31, 2005, 2004, and 2003 .............      51

         Consolidated Statements of Changes in Net Assets for the
             years ended December 31, 2005, 2004, and 2003 .............      52

         Consolidated Schedule of Investments as of December 31, 2005 ..   53-58

         Consolidated Schedule of Investments as of December 31, 2004 ..   59-63

         Footnote to Consolidated Schedule of Investments ..............   64-66

         Notes to Consolidated Financial Statements ....................   67-79

         Financial Highlights for the years ended December 31, 2005,
             2004 and 2003 .............................................      80

      Schedules other than those listed above have been omitted because they are not applicable or the required information is presented in the consolidated financial statements and/or related notes.

Management's Report on Internal Control Over Financial Reporting

      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the results of this assessment, management (including our Chief Executive Officer and Chief Financial Officer) has concluded that, as of December 31, 2005, the Company's internal control over financial reporting was effective.

      Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 47 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Harris & Harris Group, Inc.:

We have completed integrated audits of Harris & Harris Group, Inc.'s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Harris & Harris Group, Inc. (the "Company") at December 31, 2005 and December 31, 2004, and the results of its operations, its cash flows, the changes in its net assets and the financial highlights for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at December 31, 2005 by correspondence with the custodian, provide a reasonable basis for our opinion.

As more fully disclosed in Note 2 of the Notes to Consolidated Financial Statements, the financial statements include investments valued at $33,187,333 (28.1% of net assets) at December 31, 2005, the fair values of which have been estimated by the Board of Directors in the absence of readily ascertainable market values. Those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An  audit of  internal  control  over  financial  reporting  includes obtaining  an  understanding  of  internal  control  over  financial  reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
March 15, 2006

--------------------------------------------------------------------------------
                         HARRIS & HARRIS GROUP, INC.(R)
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
--------------------------------------------------------------------------------

                                                ASSETS
                                                                 December 31, 2005     December 31, 2004
Investments, at value (Cost: $134,026,747 at 12/31/05,
             $77,442,110 at 12/31/04 ...........................     $ 129,438,197         $  76,244,682
Cash and cash equivalents ......................................         1,213,289               650,332
Restricted funds (Note 5) ......................................         1,730,434             1,591,971
Receivable from portfolio company ..............................            75,000                10,000
Interest receivable ............................................           248,563                58,960
Income tax receivable ..........................................             9,503                 2,480
Prepaid expenses ...............................................             2,993               542,489
Other assets, net of reserve of $0 at 12/31/05,
     $255,486 at 12/31/04  (Note 10) ...........................           229,644               260,537
                                                                     -------------         -------------
 Total assets ..................................................     $ 132,947,623         $  79,361,451
                                                                     =============         =============

                                       LIABILITIES & NET ASSETS

Accounts payable and accrued liabilities (Note 5) ..............     $   3,174,183         $   2,905,658
Accrued profit sharing (Note 3) ................................         2,107,858               311,594
Deferred rent ..................................................            31,003                34,930
Deferred income tax liability (Note 6) .........................                 0             1,364,470
Current taxes payable ..........................................         1,524,470                     0
Taxes payable on behalf of shareholders (Note 6) ...............         8,122,367                     0
                                                                     -------------         -------------
Total liabilities ..............................................        14,959,881             4,616,652
                                                                     -------------         -------------

Net assets .....................................................     $ 117,987,742         $  74,744,799
                                                                     =============         =============

Net assets are comprised of:
Preferred stock, $0.10 par value,
     2,000,000 shares authorized; none issued ..................     $           0         $           0
Common stock, $0.01 par value, 30,000,000 shares authorized,
     22,585,085 issued at 12/31/05; 25,000,000 shares
     Authorized, 19,077,585 issued at 12/31/04 .................           225,851               190,776
Additional paid in capital (Note 9) ............................       122,149,642            85,658,150
Accumulated net realized income (loss) .........................         3,781,905            (4,961,123)
Accumulated unrealized depreciation of investments, including deferred taxes of $0 at 12/31/05 and
     $1,540,045 at 12/31/04 ....................................        (4,764,125)           (2,737,473)
Treasury stock, at cost (1,828,740 shares at 12/31/05 and
     12/31/04) .................................................        (3,405,531)           (3,405,531)
                                                                     -------------         -------------

Net assets .....................................................     $ 117,987,742         $  74,744,799
                                                                     =============         =============

Shares outstanding .............................................        20,756,345            17,248,845
                                                                     =============         =============

Net asset value per outstanding share ..........................     $        5.68         $        4.33
                                                                     =============         =============

        The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                         HARRIS & HARRIS GROUP, INC.(R)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                           Year Ended          Year Ended          Year Ended
                                                    December 31, 2005   December 31, 2004   December 31, 2003
Investment income:
    Interest from:
      Fixed-income securities ....................       $  1,409,273        $    614,728        $    125,173
      Portfolio companies ........................             65,620              22,834                 450
    Other income .................................             65,969                   0              42,162
                                                         ------------        ------------        ------------
      Total investment income ....................          1,540,862             637,562             167,785
                                                         ------------        ------------        ------------

Expenses:
    Profit-sharing provision (Note 3) ............          1,796,264             311,594                   0
    Salaries and benefits ........................          2,459,033           1,928,088           1,540,692
    Professional fees ............................            830,062             667,311             303,795
    Administration and operations ................          1,319,354             718,530             446,185
    Rent .........................................            211,582             151,434             200,711
    Directors' fees and expenses .................            308,874             209,210             162,014
    Depreciation .................................             64,713              43,151              51,073
    Custodian fees ...............................             16,741              17,023              10,178
    Interest expense .............................                  0                   0              16,879
                                                         ------------        ------------        ------------
      Total expenses .............................          7,006,623           4,046,341           2,731,527
                                                         ------------        ------------        ------------

Net operating loss ...............................         (5,465,761)         (3,408,779)         (2,563,742)
                                                         ------------        ------------        ------------

Net realized income (loss) from investments:
    Realized income (loss) from investments ......         23,862,037             813,994            (971,164)
    Income tax expense (benefit) (Note 6) ........          9,653,248             (44,509)             13,761
                                                         ------------        ------------        ------------
    Net realized income (loss) from investments ..         14,208,789             858,503            (984,925)
                                                         ------------        ------------        ------------

Net realized income (loss) .......................          8,743,028          (2,550,276)         (3,548,667)
                                                         ------------        ------------        ------------

Net decrease (increase) in unrealized
depreciation on investments:
    Change as a result of investment sales .......        (23,181,420)            915,118           1,000,001
    Change on investments held ...................         19,790,298             264,170            (656,604)
                                                         ------------        ------------        ------------
    Change in unrealized depreciation
      on investments .............................         (3,391,122)          1,179,288             343,397
    Income tax (benefit) expense (Note 6) ........         (1,364,470)            695,126                   0
                                                         ------------        ------------        ------------
    Net decrease (increase) in unrealized
      depreciation on investments ................         (2,026,652)            484,162             343,397
                                                         ------------        ------------        ------------

Net increase (decrease) in net assets
    resulting from operations:
    Total ........................................       $  6,716,376        $ (2,066,114)       $ (3,205,270)
                                                         ============        ============        ============
    Per average outstanding share ................       $       0.36        $      (0.13)       $      (0.28)
                                                         ============        ============        ============
    Average outstanding shares ...................         18,471,770          15,476,714          11,511,448
                                                         ============        ============        ============

        The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                         HARRIS & HARRIS GROUP, INC.(R)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                          Year Ended          Year Ended          Year Ended
                                                                   December 31, 2005   December 31, 2004   December 31, 2003
Cash flows from operating activities:
Net increase (decrease) in net assets
    resulting from operations ...................................       $  6,716,376        $ (2,066,114)       $ (3,205,270)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided
by operating activities:
    Net realized and unrealized (gain) loss on investments ......        (20,470,915)         (1,993,282)            627,767
    Deferred income taxes .......................................         (1,364,470)            695,126                   0
    Depreciation and amortization ...............................            346,019              43,151              51,073
    Taxes payable on behalf of shareholders on deemed dividend ..          8,122,367                   0                   0

Changes in assets and liabilities:
    Restricted funds ............................................           (138,463)           (379,893)           (455,134)
    Receivable from portfolio company ...........................            (65,000)            (10,000)            786,492
    Funds in escrow .............................................                  0                   0             750,000
    Interest receivable .........................................           (189,603)            (58,510)               (261)
    Income tax receivable .......................................             (7,023)             14,895             (17,375)
    Prepaid expenses ............................................            539,496            (535,648)             89,790
    Other assets ................................................             11,599              (8,666)             44,130
    Accounts payable and accrued liabilities ....................            268,525             182,260           1,271,830
    Payable to broker for unsettled trade .......................                  0                   0          (5,696,725)
    Accrued profit sharing ......................................          1,796,264             311,594             (15,233)
    Deferred rent ...............................................             (3,927)             (4,718)             34,251
    Current income tax liability ................................          1,524,470                   0            (857,656)
                                                                        ------------        ------------        ------------

    Net cash (used in) operating activities .....................         (2,914,285)         (3,809,805)         (6,592,321)
                                                                        ------------        ------------        ------------

Cash flows from investing activities:
    Net (purchase) sale of short-term investments
        and marketable securities ...............................        (52,144,482)        (17,823,606)        (11,669,430)
    Investment in private placements and loans ..................        (16,251,339)        (16,731,216)         (3,727,718)
    Proceeds from sale of investments ...........................         35,392,200           2,530,483              27,641
    Purchase of fixed assets ....................................            (45,704)            (69,273)           (213,416)
                                                                        ------------        ------------        ------------

    Net cash (used in) investing activities .....................        (33,049,325)        (32,093,612)        (15,582,923)
                                                                        ------------        ------------        ------------

Cash flows from financing activities:
    Proceeds from public offering, net (Note 9) .................         36,526,567          36,128,175          16,631,962
    Collection on notes receivable ..............................                  0                   0               1,500
                                                                        ------------        ------------        ------------

    Net cash provided by financing activities ...................         36,526,567          36,128,175          16,633,462
                                                                        ------------        ------------        ------------

Net increase (decrease) in cash and cash equivalents:
    Cash and cash equivalents at beginning of the year ..........            650,332             425,574           5,967,356
    Cash and cash equivalents at end of the year ................          1,213,289             650,332             425,574
                                                                        ------------        ------------        ------------

    Net increase (decrease) in cash and cash equivalents ........       $    562,957        $    224,758        $ (5,541,782)
                                                                        ============        ============        ============

Supplemental disclosures of cash flow information:
    Income taxes paid ...........................................       $          0        $          0        $    575,100
    Interest paid ...............................................       $          0        $          0        $     16,879

        The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                         HARRIS & HARRIS GROUP, INC.(R)
                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
--------------------------------------------------------------------------------

                                                                  Year Ended              Year Ended              Year Ended
                                                           December 31, 2005       December 31, 2004       December 31, 2003
Changes in net assets from operations:

     Net operating loss .............................          $  (5,465,761)          $  (3,408,779)          $  (2,563,742)
     Net realized income (loss) on investments ......             14,208,789                 858,503                (984,925)
     Net increase (decrease) in unrealized
         depreciation on investments as a
         result of sales ............................            (23,181,420)                915,118               1,000,001
     Net (increase) decrease in unrealized
         depreciation on investments held ...........             19,790,298                 264,170                (656,604)
     Net change in deferred taxes ...................              1,364,470                (695,126)                      0
                                                               -------------           -------------           -------------

Net increase (decrease) in net assets resulting
         from operations ............................              6,716,376              (2,066,114)             (3,205,270)
                                                               -------------           -------------           -------------

Changes in net assets from
         capital stock transactions:

     Proceeds from sale of stock ....................                 35,075                  34,500                  23,000
     Additional paid in capital on common
         stock issued ...............................             36,491,492              36,093,675              16,608,962
                                                               -------------           -------------           -------------

Net increase in net assets resulting
         from capital stock transactions ............             36,526,567              36,128,175              16,631,962
                                                               -------------           -------------           -------------

Net increase in net assets ..........................             43,242,943              34,062,061              13,426,692

Net Assets:

     Beginning of the year ..........................             74,744,799              40,682,738              27,256,046
                                                               -------------           -------------           -------------

     End of the year ................................          $ 117,987,742           $  74,744,799           $  40,682,738
                                                               =============           =============           =============

        The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                         HARRIS & HARRIS GROUP, INC.(R)
          CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2005
--------------------------------------------------------------------------------

                                                                                  Method of         Shares/
                                                                              Valuation (3)       Principal          Value
                                                                              -------------       ---------       ----------
Investments in Unaffiliated Companies (6)(7) - 13.2% of net assets

Private Placement Portfolio (Illiquid) - 13.2% of net assets

AlphaSimplex Group, LLC (2) -- Investment management company headed by
     Dr. Andrew W. Lo, holder of the Harris & Harris Group Chair at MIT
     Limited Liability Company Interest .................................          (B)                   --       $   16,315
                                                                                                                  ----------

Crystal IS, Inc. (1)(2)(5) -- Developing a technology to grow single-crystal boules of aluminum nitride for gallium nitride electronics
     Series A Convertible Preferred Stock ...............................          (A)              274,100          199,983
                                                                                                                  ----------

Exponential Business Development Company (1)(2) --
     Venture capital partnership focused on early stage companies
     Limited Partnership Interest .......................................          (B)                   --                0
                                                                                                                  ----------

Molecular Imprints, Inc. (1)(2) -- Manufacturing nanoimprint lithography capital equipment
     Series B Convertible Preferred Stock ...............................          (A)            1,333,333        2,000,000
     Series C Convertible Preferred Stock ...............................          (A)            1,250,000        2,500,000
     Warrants at $2.00 expiring12/31/15 .................................          (B)              125,000                0
                                                                                                                  ----------
                                                                                                                   4,500,000
                                                                                                                  ----------

Nanosys, Inc. (1)(2)(5) -- Developing nanotechnology-enabled systems incorporating zero and one-dimensional inorganic
     nanometer-scale materials
     Series C Convertible Preferred Stock ...............................          (C)              803,428        2,370,113
     Series D Convertible Preferred Stock ...............................          (C)            1,016,950        3,000,003
                                                                                                                  ----------
                                                                                                                   5,370,116
                                                                                                                  ----------

Nantero, Inc. (1)(2)(5) -- Developing a high-density, nonvolatile, random access memory chip, using nanotechnology
     Series A Convertible Preferred Stock ...............................          (C)              345,070        1,046,908
     Series B Convertible Preferred Stock ...............................          (C)              207,051          628,172
     Series C Convertible Preferred Stock ...............................          (C)              188,315          571,329
                                                                                                                  ----------
                                                                                                                   2,246,409
                                                                                                                  ----------

        The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                         HARRIS & HARRIS GROUP, INC.(R)
          CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2005
--------------------------------------------------------------------------------

                                                                                  Method of         Shares/
                                                                              Valuation (3)       Principal        Value
                                                                              -------------       ---------     -----------
Investments in Unaffiliated Companies (6)(7) - 13.2% of net assets (cont)

Private Placement Portfolio (Illiquid) - 13.2% of net assets (cont.)

NeoPhotonics Corporation (1)(2) -- Developing and manufacturing planar optical devices and components
    Common Stock ........................................................          (C)              716,195     $    67,736
    Series 1 Convertible Preferred Stock ................................          (C)            1,831,256       2,014,677
    Series 2 Convertible Preferred Stock ................................          (C)              741,898         878,120
    Warrants at $0.15 expiring 01/26/10 .................................          (C)               16,364             164
    Warrants at $0.15 expiring 12/05/10 .................................          (C)               14,063             140
                                                                                                                -----------
                                                                                                                  2,960,837
                                                                                                                -----------

Polatis, Inc. (1)(2)(5)(9) -- Developing optical networking components by merging materials, MEMS and electronics technologies
     Series A-1 Convertible Preferred Stock .............................          (B)               16,775          47,828
     Series A-2 Convertible Preferred Stock .............................          (B)               71,611         204,172
                                                                                                                -----------
                                                                                                                    252,000
                                                                                                                -----------

Total Unaffiliated Private Placement Portfolio (cost: $15,469,546) ........................................     $15,545,660
                                                                                                                -----------

Total Investments in Unaffiliated Companies (cost: $15,469,546) ...........................................     $15,545,660
                                                                                                                -----------

        The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                         HARRIS & HARRIS GROUP, INC.(R)
          CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2005
--------------------------------------------------------------------------------

                                                                                  Method of         Shares/
                                                                              Valuation (3)       Principal          Value
                                                                              -------------       ---------       ----------
Investments in Non-Controlled Affiliated Companies (6)(8) - 15.0% of net assets

Private Placement Portfolio (Illiquid) - 15.0% of net assets

Cambrios Technologies Corporation (1)(2)(5) -- Developing commercially relevant materials by evolving biomolecules to express control over nanostructure synthesis
     Series B Convertible Preferred Stock ...............................          (A)            1,294,025       $1,294,025
                                                                                                                  ----------

Chlorogen, Inc. (1)(2)(5) -- Developing patented chloroplast technology to produce plant-made proteins
     Series A Convertible Preferred Stock ...............................          (A)            4,478,038          785,000
     Series B Convertible Preferred Stock ...............................          (A)            2,077,930          364,261
                                                                                                                  ----------
                                                                                                                   1,149,261
                                                                                                                  ----------

CSwitch, Inc. (1)(2)(5) -- Developing next-generation, system-on-a-chip solutions for communications-based platforms
     Series A Convertible Preferred Stock ...............................          (B)            1,000,000          500,000
                                                                                                                  ----------

eLite Optoelectronics Inc. (1)(2)(4) -- Manufacturing high-power light emitting diodes
     Series B Convertible Preferred Stock ...............................          (A)            1,861,504        1,000,000
                                                                                                                  ----------

Kereos, Inc. (1)(2)(4)(5) -- Developing molecular imaging agents and targeted therapeutics to image and treat cancer and
     cardiovascular disease
     Series B Convertible Preferred Stock ...............................          (A)              349,092          960,000
                                                                                                                  ----------

Kovio , Inc. (1)(2)(4)(5) -- Developing semi-conductor products using printed electronics and thin-film technologies
     Series C Convertible Preferred Stock ...............................          (A)            2,500,000        3,000,000
                                                                                                                  ----------

Mersana Therapeutics, Inc. (1)(2)(5)(10) -- Developing advanced polymers for drug delivery
    Series A Convertible Preferred Stock ................................          (C)               68,452          136,904
    Series B Convertible Preferred Stock ................................          (C)              616,500        1,233,000
    Warrants at $2.00 expiring 10/21/10 .................................          (B)               91,625                0
                                                                                                                  ----------
                                                                                                                   1,369,904
                                                                                                                  ----------

NanoGram Corporation (1)(2)(5) -- Developing a broad suite of intellectual property utilizing nanotechnology
     Series I Convertible Preferred Stock ...............................          (B)               63,210           64,259
     Series II Convertible Preferred Stock ..............................          (B)            1,250,904        1,271,670
                                                                                                                  ----------
                                                                                                                   1,335,929
                                                                                                                  ----------

        The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                         HARRIS & HARRIS GROUP, INC.(R)
          CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2005
--------------------------------------------------------------------------------

                                                                                  Method of         Shares/
                                                                              Valuation (3)       Principal          Value
                                                                              -------------       ---------       -----------
Investments in Non-Controlled Affiliated Companies (6)(8) - 15.0% of net assets (cont.)

Private Placement Portfolio (Illiquid) - 15.0% of net assets (cont.)

Nanomix, Inc. (1)(2)(5) -- Producing nanoelectronic sensors that integrate carbon nanotube electronics with silicon microstructures
    Series C Convertible Preferred Stock ...................................       (A)            9,779,181       $ 2,500,000
                                                                                                                  -----------

NanoOpto Corporation (1)(2)(5) -- Manufacturing discrete and integrated optical communications sub-components on a chip by utilizing nano-manufacturing technology
    Series A-1 Convertible Preferred Stock .................................       (C)              267,857            32,490
    Series B Convertible Preferred Stock ...................................       (C)            3,819,935         1,110,073
    Series C Convertible Preferred Stock ...................................       (C)            1,932,789           842,503
    Warrants at $0.4359 expiring 03/15/10 ..................................       (C)              193,279                 0
                                                                                                                  -----------
                                                                                                                    1,985,066

Nextreme Thermal Solutions, Inc. (1)(2)(5) -- Developing thin-film, superlattice thermoelectric devices
    Series A Convertible Preferred Stock ...................................       (A)              500,000           500,000
                                                                                                                  -----------

Questech Corporation (1)(2) -- Manufacturing and markets
     proprietary metal decorative tiles
     Common Stock ..........................................................       (C)              646,954           724,588
     Warrants at $1.50 expiring 08/03/06 ...................................       (B)                8,500                 0
     Warrants at $1.50 expiring 11/21/07 ...................................       (B)                3,750                 0
     Warrants at $1.50 expiring 11/19/08 ...................................       (B)                5,000                 0
     Warrants at $1.50 expiring 11/19/09 ...................................       (B)                5,000                 0
                                                                                                                  -----------
                                                                                                                      724,588

Solazyme, Inc. (1)(2)(5) -- Developing energy-harvesting
     machinery of photosynthetic microbes to produce industrial and pharmaceutical molecules
     Series A Convertible Preferred Stock ..................................       (C)              988,204           385,400
                                                                                                                  -----------

Starfire Systems, Inc. (1)(2)(5) --Producing ceramic-forming polymers
     Common Stock ..........................................................       (A)              375,000           150,000
     Series A-1 Convertible Preferred Stock ................................       (A)              600,000           600,000
                                                                                                                  -----------
                                                                                                                      750,000
Zia Laser, Inc. (1)(2)(4)(5) -- Developing quantum dot semiconductor lasers
     Series C Convertible Preferred Stock ..................................       (B)            1,500,000           187,500
                                                                                                                  -----------

Total Non-Controlled Private Placement Portfolio (cost: $22,236,796) ......................................       $17,641,673
                                                                                                                  -----------

Total Investments in Non-Controlled Affiliated Companies (cost: $22,236,796) ..............................       $17,641,673
                                                                                                                  -----------

        The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                         HARRIS & HARRIS GROUP, INC.(R)
          CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2005
--------------------------------------------------------------------------------

                                                                               Method of           Shares/
                                                                           Valuation (3)         Principal           Value
                                                                           -------------        ----------       ------------
U.S. Government and Government Agency Securities - 81.5% of net assets
     U.S. Treasury Bills -- due date 01/05/06 ........................          (J)             24,500,000       $ 24,495,590
     U.S. Treasury Notes -- due date 02/28/06, coupon 1.625% .........          (H)                810,000            806,963
     U.S. Treasury Bills -- due date 03/02/06 ........................          (J)             32,845,000         32,640,376
     U.S. Treasury Bills -- due date 03/16/06 ........................          (J)              4,750,000          4,712,855
     U.S. Treasury Notes -- due date 03/31/06, coupon 1.5% ...........          (H)              4,616,000          4,586,965
     U.S. Treasury Notes -- due date 11/30/07, coupon 4.25% ..........          (H)              6,500,000          6,480,955
     U.S. Treasury Notes -- due date 02/15/08, coupon 3.375% .........          (H)              9,000,000          8,814,690
     U.S. Treasury Notes -- due date 05/15/08, coupon 3.75% ..........          (H)              9,000,000          8,872,020
     U.S. Treasury Notes -- due date 09/15/08, coupon 3.125% .........          (H)              5,000,000          4,840,450
                                                                                                                 ------------

Total Investments in U.S. Government and Government Agency
     Securities (cost: $96,320,405) ......................................................................       $ 96,250,864
                                                                                                                 ------------

Total Investments (cost: $134,026,747) ...................................................................       $129,438,197
                                                                                                                 ============

        The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                         HARRIS & HARRIS GROUP, INC.(R)
          CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF December 31, 2005
--------------------------------------------------------------------------------

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

(6) Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own five percent or more, but less than 25 percent, of the voting shares of the portfolio company or where we hold one or more seats on the portfolio company's Board of Directors. Investments in controlled affiliated companies consist of investments in which we own 25 percent or more of the voting shares of the portfolio company.

(7) The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $15,469,546. The gross unrealized appreciation based on the tax cost for these securities is $1,732,194. The gross unrealized depreciation based on the tax cost for these securities is $1,656,080.

(8) The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $22,236,796. The gross unrealized appreciation based on the tax cost for these securities is $313,534. The gross unrealized depreciation based on the tax cost for these securities is $4,908,657.

(9)   Continuum  Photonics,  Inc.,  merged with Polatis,  Ltd., to form Polatis,
      Inc.

(10)  Mersana Therapeutics, Inc., was previously named Nanopharma Corp.

   The accompanying notes are an integral part of this consolidated schedule.

--------------------------------------------------------------------------------
                         HARRIS & HARRIS GROUP, INC.(R)
          CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2004
--------------------------------------------------------------------------------

                                                                                       Method of          Shares/
                                                                                   Valuation (3)        Principal          Value
                                                                                   -------------        ---------       -----------
Investments in Unaffiliated Companies (8)(9) - 11.4% of net assets

Private Placement Portfolio (Illiquid) - 11.4% of net assets

AlphaSimplex Group, LLC (2)(5) -- Investment management company headed by
     Dr. Andrew W. Lo, holder of the Harris & Harris Group Chair at MIT
     Limited Liability Company Interest ...........................................     (C)                    --       $   125,000
                                                                                                                        -----------

Cambrios Technologies Corporation (1)(2)(4)(6) -- Developing commercially relevant materials by evolving biomolecules to express control over nanostructure synthesis
     Series B Convertible Preferred ...............................................     (A)               783,019           783,019
                                                                                                                        -----------

Crystal IS, Inc. (1)(2)(4)(6) -Developing a technology to grow single-crystal boules of aluminum nitride for gallium
     nitride electronics
     Series A Convertible Preferred Stock .........................................     (A)                 5,482           199,983
                                                                                                                        -----------

Exponential Business Development Company (1)(2) --
     Venture capital partnership focused on early stage companies
     Limited Partnership Interest .................................................     (B)                    --                 0
                                                                                                                        -----------

Heartware, Inc. (1)(2)(5)(6) -- Developing ventricular assist devices --
     Series A-2 Non-Voting Preferred Stock ........................................     (B)                47,620                 0
                                                                                                                        -----------

Molecular Imprints, Inc. (1)(2)(4) -- Manufacturing nanoimprint lithography capital equipment
     Series B Convertible Preferred Stock .........................................     (A)             1,333,333         2,000,000
                                                                                                                        -----------

Nanosys, Inc. (1)(2)(5)(6) -- Developing nanotechnology-enabled systems incorporating zero and one-dimensional inorganic
     nanometer-scale materials
     Series C Convertible Preferred Stock .........................................     (A)               803,428         1,500,000
                                                                                                                        -----------

Nantero, Inc. (1)(2)(5)(6) -- Developing a high-density, nonvolatile, random access memory chip, using nanotechnology
     Series A Convertible Preferred Stock .........................................     (C)               345,070           538,309
     Series B Convertible Preferred Stock .........................................     (C)               207,051           323,000
                                                                                                                        -----------
                                                                                                                            861,309
                                                                                                                        -----------

        The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                         HARRIS & HARRIS GROUP, INC.(R)
          CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2004
--------------------------------------------------------------------------------

                                                                                       Method of          Shares/
                                                                                   Valuation (3)        Principal          Value
                                                                                   -------------        ---------       -----------
Investments in Unaffiliated Companies (8)(9) - 11.4% of net assets (cont.)

Private Placement Portfolio (Illiquid) - 11.4% of net assets (cont.)

NeoPhotonics Corporation (1)(2)(6)(11) - Manufacturing
    planar optical devices and components
    Common Stock ..................................................................     (C)                60,580             9,105
    Series 1 Convertible Preferred Stock ..........................................     (A)             1,831,256         2,014,677
    Warrants at $0.15 expiring 3/12/11 ............................................     (C)                30,426               304
                                                                                                                        -----------
                                                                                                                          2,024,086
                                                                                                                        -----------

Optiva, Inc. (1)(2)(6) -- Developing and commercializing nanomaterials for display industry applications
     Series C Convertible Preferred Stock .........................................     (B)             1,249,999       $         0
     Secured Convertible Bridge Note with 50% Preferred
     Stock Warrant coverage .......................................................     (B)           $   750,000                 0
                                                                                                                        -----------
                                                                                                                                  0
                                                                                                                        -----------

Polatis, Inc. (1)(2)(6)(13) -- Developing optical networking components by merging materials, MEMS and
     electronics technologies
     Series B Convertible Preferred Stock .........................................     (B)             2,000,000           202,702
     Series C Convertible Preferred Stock .........................................     (B)             2,689,103           219,125
                                                                                                                        -----------
                                                                                                                            421,827
                                                                                                                        -----------

Solazyme, Inc. (1)(2)(4)(6) -- Developing energy-harvesting
     machinery of photosynthetic microbes to produce industrial and pharmaceutical molecules
     Convertible Promissory Note ..................................................     (A)           $   310,000           319,359
                                                                                                                        -----------

Starfire Systems, Inc. (1)(2)(4)(6) -- Producing ceramic-forming polymers
     Common Stock .................................................................     (A)               125,000            50,000
     Series A-1 Convertible Preferred Stock .......................................     (A)               200,000           200,000
                                                                                                                        -----------
                                                                                                                            250,000
                                                                                                                        -----------

Total Unaffiliated Private Placement Portfolio (cost: $11,760,258) ..............................................       $ 8,484,583
                                                                                                                        -----------

Total Investments in Unaffiliated Companies (cost: $11,760,258) .................................................       $ 8,484,583
                                                                                                                        -----------

        The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                         HARRIS & HARRIS GROUP, INC.(R)
          CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2004
--------------------------------------------------------------------------------

                                                                                       Method of          Shares/
                                                                                   Valuation (3)        Principal          Value
                                                                                   -------------        ---------       -----------
Investments in Non-Controlled Affiliated Companies (8)(10) - 30.9% of net assets

Publicly Traded Portfolio - 17.5% of net assets

NeuroMetrix, Inc. (1)(2)(10) -- Manufacturing and selling  medical devices for monitoring neuromuscular disorders
     Common Stock .................................................................     (B)             1,137,570       $13,113,822
                                                                                                                        -----------

Total Publicly Traded Portfolio (cost:  $4,411,373) .............................................................       $13,113,822
                                                                                                                        -----------

Private Placement Portfolio (Illiquid) - 13.4% of net assets

Agile Materials & Technologies, Inc. (1)(2)(6) -- Developing and selling variable integrated passive RF electronic equipment components --
     Series A Convertible Preferred Stock .........................................     (B)             3,732,736                 0
     Convertible Bridge Note with 20% warrants ....................................     (B)           $   376,008            11,927
                                                                                                                        -----------
                                                                                                                             11,927
                                                                                                                        -----------
Chlorogen, Inc. (1)(2)(5)(6) -- Developing patented chloroplast technology to produce plant-made proteins
     Series A Convertible Preferred Stock .........................................     (A)             4,478,038           785,000
                                                                                                                        -----------

CSwitch, Inc. (1)(2)(4)(6) -- Developing next-generation, system-on-a-chip solutions for communications-based platforms
     Series A Convertible Preferred Stock .........................................     (A)             1,000,000         1,000,000
                                                                                                                        -----------

Experion Systems, Inc. (1)(2)(7) -- Selling software to credit unions
     Series A Convertible Preferred Stock .........................................     (B)               294,118                 0
     Series B Convertible Preferred Stock .........................................     (B)                35,294                 0
     Series C Convertible Preferred Stock .........................................     (B)               222,184                 0
     Series D Convertible Preferred Stock .........................................     (B)                64,501           202,103
                                                                                                                        -----------
                                                                                                                            202,103
                                                                                                                        -----------

Mersana Therapeutics, Inc. (1)(2)(5)(6)(14) -- Developing advanced polymers for drug delivery
    Series A Convertible Preferred Stock ..........................................     (A)               684,516           700,000
    Secured Convertible Bridge Note with 25% Warrants .............................     (A)           $   550,000           557,068
                                                                                                                        -----------
                                                                                                                          1,257,068
                                                                                                                        -----------

NanoGram Corporation (1)(2)(6) -- Developing a broad suite of intellectual property utilizing nanotechnology
     Series I Convertible Preferred Stock .........................................     (A)                63,210            21,672
     Series II Convertible Preferred Stock ........................................     (A)             1,250,904         1,000,723
                                                                                                                        -----------
                                                                                                                          1,022,395
                                                                                                                        -----------

Nanomix, Inc. (1)(2)(4)(6) -- Developing nanoelectronic sensors that integrate carbon nanotube electronics with silicon microstructures --
    Series C Convertible Preferred Stock ..........................................     (A)             8,801,263         2,250,000
                                                                                                                        -----------

        The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                         HARRIS & HARRIS GROUP, INC.(R)
          CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2004
--------------------------------------------------------------------------------

                                                                                       Method of          Shares/
                                                                                   Valuation (3)        Principal          Value
                                                                                   -------------        ---------       -----------
Investments in Non-Controlled Affiliated Companies (8)(10) - 30.9% of net assets (cont.)

Private Placement Portfolio (Illiquid) - 13.4% of net assets (cont.)

NanoOpto Corporation (1)(2)(6) -- Developing discrete and integrated optical communications sub-components on a chip by utilizing nano-manufacturing technology
    Series A-1 Convertible Preferred Stock ........................................     (C)               267,857       $    47,561
    Series B Convertible Preferred Stock ..........................................     (C)             3,819,935         1,625,000
    Secured Convertible Bridge Note with 20% warrants .............................     (C)           $   421,251           424,113
                                                                                                                        -----------
                                                                                                                          2,096,674
                                                                                                                        -----------
Nanotechnologies, Inc. (1)(2)(6) -- Developing and commercializes nanoscale materials for industry
    Series B Convertible Preferred Stock ..........................................     (B)             1,538,837           132,879
    Series C Convertible Preferred Stock ..........................................     (B)               473,903            40,921
                                                                                                                        -----------
                                                                                                                            173,800
Nextreme Thermal Solutions, Inc. (1)(2)(4)(6) -- Developing
    thin-film, superlattice thermoelectric devices
    Series A Convertible Preferred Stock ..........................................     (A)               500,000           500,000
                                                                                                                        -----------

Questech Corporation (1)(2)(5) -- Manufacturing and marketing proprietary metal decorative tiles
     Common Stock .................................................................     (C)               646,954           724,588
     Warrants at $1.50 expiring 11/16/05 ..........................................     (C)                 1,250                 0
     Warrants at $1.50 expiring 08/03/06 ..........................................     (C)                 8,500                 0
     Warrants at $1.50 expiring 11/21/07 ..........................................     (C)                 3,750                 0
     Warrants at $1.50 expiring 11/19/08 ..........................................     (C)                 5,000                 0
     Warrants at $1.50 expiring 11/19/09 ..........................................     (C)                 5,000                 0
                                                                                                                        -----------
                                                                                                                            724,588
                                                                                                                        -----------

Total Non-Controlled Private Placement Portfolio (cost: $16,324,974) ............................................       $10,023,555
                                                                                                                        -----------

Total Investments in Non-Controlled Affiliated Companies (cost: $20,736,347) ....................................       $23,137,377
                                                                                                                        -----------

U.S. Government and Agency Obligations - 59.7% of net assets

     U.S. Treasury Bills -- due date 01/06/05 .....................................     (J)               830,000       $   829,900
     U.S. Treasury Bills -- due date 03/17/05 .....................................     (J)             1,775,000         1,767,474
     U.S. Treasury Notes -- due date 04/30/05, coupon 1.625% ......................     (H)             2,692,000         2,685,378
     U.S. Treasury Notes -- due date 06/30/05, coupon 1.125% ......................     (H)            21,500,000        21,355,520
     U.S. Treasury Notes -- due date 02/28/06, coupon 1.625% ......................     (H)             2,000,000         1,972,900
     U.S. Treasury Notes -- due date 06/30/06, coupon 2.75% .......................     (H)            10,000,000         9,973,000
     U.S. Treasury Notes -- due date 02/15/07, coupon 2.25% .......................     (H)             2,000,000         1,966,100
     U.S. Treasury Notes -- due date 05/15/08, coupon 2.625% ......................     (H)             1,999,000         1,954,342
     U.S. Treasury Notes -- due date 03/15/09, coupon 2.625% ......................     (H)             2,192,000         2,118,108
                                                                                                                        -----------

Total Investments in U.S. Government and Agency Obligations (cost: $44,945,505) .................................       $44,622,722
                                                                                                                        -----------

Total Investments -- (cost: $77,442,110) ........................................................................       $76,244,682
                                                                                                                        ===========

        The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                         HARRIS & HARRIS GROUP, INC.(R)
          CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2004
--------------------------------------------------------------------------------

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

(11) NeoPhotonics filed for bankruptcy on November 17, 2003. We sold our investment in its Series D Preferred Stock in January 2004. NeoPhotonics emerged from bankruptcy, as a newly reorganized company, after obtaining financing from us and other investors.

(12) The Company's 1,137,570 share holding in NeuroMetrix, Inc. (Nasdaq National Market Symbol: NURO), before a lock-up discount, at the December 31, 2004, market price per share of $11.75, was $13,366,448. The lock-up expired on January 18, 2005. On March 1, 2005, the market price per share of NeuroMetrix was $9.99. As of December 31, 2004, Charles E. Harris, our Chairman and CEO, was a board member of NeuroMetrix, Inc.

(13)  Continuum  Photonics,  Inc.,  merged with Polatis,  Ltd., to form Polatis,
      Inc.

(14)  Mersana Therapeutics, Inc., was previously named Nanopharma Corp.

   The accompanying notes are an integral part of this consolidated schedule.

--------------------------------------------------------------------------------
                         HARRIS & HARRIS GROUP, INC.(R)
                FOOTNOTE TO CONSOLIDATED SCHEDULE OF INVESTMENTS
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

      Harris & Harris Enterprises, Inc.SM ("Enterprises"), is a 100 percent wholly owned subsidiary of the Company. Enterprises is a partner in Harris
Partners I, L.P.SM and is taxed under Subchapter C of the Code (a "C Corporation"). Harris Partners I, L.P, is a limited partnership and owns our interest in AlphaSimplex Group, LLC. The partners of Harris Partners I, L.P., are Enterprises (sole general partner) and Harris & Harris Group, Inc. (sole limited partner).

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

      Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities as of December 31, 2005, and December 31, 2004, and the reported amounts of revenues and expenses for the three years ended December 31, 2005, December 31, 2004, and December 31, 2003. The most significant estimates relate to the fair valuations of certain of our investments. Actual results could differ from these estimates.

      Cash and Cash Equivalents. Cash and cash equivalents include money market instruments with maturities of less than three months.

      Portfolio Investment Valuations. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission. Value, as defined in Section 2(a)(41) of the 1940 Act, is
(i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") At December 31, 2005, our financial statements include private venture capital investments valued at $33,187,333, the fair values of which were determined in good faith by, or under the direction, of the Board of Directors. Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material.

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

      Property and Equipment. Property and equipment are included in "Other Assets" and are carried at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the premises and equipment.

NOTE 3. EMPLOYEE PROFIT SHARING PLAN

      As of January 1, 2003, we implemented the Amended and Restated Harris & Harris Group, Inc. Employee Profit-Sharing Plan, which we refer to as the 2002 Plan.

      The 2002 Plan (and its predecessor) provides for profit sharing by our officers and employees equal to 20 percent of our "qualifying income" for that plan year. For the purposes of the 2002 Plan, qualifying income is defined as net realized income as reflected on our Consolidated Statements of Operations for that year (excluding the profit-sharing expense), less nonqualifying gains, if any.

      For purposes of the 2002 Plan, our net realized income includes investment income, realized gains and losses, and operating expenses (including taxes paid or payable by us), but is calculated without including dividends paid or distributions made to shareholders, payments under the Plan, accruals for profit sharing, unrealized gains and losses, and loss carry-overs from other years, which net realized income we refer to as qualifying income. The proportion of net after-tax realized gains attributable to asset values as of September 30, 1997, is considered nonqualifying gain, which reduces qualifying income. As soon as practicable following the year-end, the Compensation Committee will determine whether, and if so how much, qualifying income exists for a plan year. Ninety percent of the amount determined by the Compensation Committee is then paid out to Plan participants pursuant to the distribution percentages set forth in the 2002 Plan. The remaining 10 percent is paid out after we have filed our federal tax return for that plan year.

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

      Under the 2002 Plan, awards previously granted to four individuals who were participants at that time (Charles Harris, Mel Melsheimer, Helene Shavin and Jacqueline Matthews, herein referred to as the "grandfathered participants") were reduced by 10 percent with respect to "Non-Tiny Technology Investments" (as defined in the 2002 Plan) and by 25 percent with respect to "Tiny Technology Investments" (as defined in the 2002 Plan), and these reduced awards became permanent. We refer to these reduced awards as "grandfathered participations." Grandfathered participations cover only investments made prior to the time the 2002 Plan was adopted and do not affect awards related to any investments made after that date. The amount by which the awards of the grandfathered participants are reduced are allocable and reallocable each year by the Compensation Committee among current and new participants as awards under the 2002 Plan. The grandfathered participations will be honored by us whether or not the grandfathered participant is still employed by us or is still alive (in the event of death, the grandfathered participations will be paid to the grandfathered participant's estate), unless the grandfathered participant is dismissed for cause, in which case all future awards, including the grandfathered participations, will be immediately cancelled and forfeited. With regard to new investments and follow-on investments made after January 1, 2003, both current and new participants are required to be employed by us at the end of a plan year in order to participate in profit-sharing on our investments with respect to that year.

      Notwithstanding any provisions of the 2002 Plan, in no event may the aggregate amount of all awards payable for any Plan Year during which we remain a "business development company" within the meaning of the 1940 Act be greater than 20 percent of our "net income after taxes" within the meaning of Section 57(n)(1)(B) of the 1940 Act. In the event the awards as calculated exceed that amount, the 2002 Plan requires that the awards be reduced on a pro rata basis.

      The 2002 Plan may be modified, amended or terminated by the Compensation Committee at any time. Notwithstanding the foregoing, the grandfathered participations may not be further modified or amended. Nothing in the 2002 Plan precludes the Compensation Committee from naming additional participants in the 2002 Plan or, except for grandfathered participations, changing the Award Percentage of any Participant (subject to the overall percentage limitations contained in the 2002 Plan). In one case, for a former employee who left on July 27, 2001, any amount earned will be accrued and may subsequently be paid to the participant.

      At December 31, 2005, under the 2002 Plan, the distribution amounts for non-grandfathered investments for each officer and employee were: Charles E. Harris, 8.43 percent; Douglas W. Jamison, 4.06 percent; Daniel V. Leff, 3.77 percent; Sandra M. Forman, 1.62 percent; Daniel B. Wolfe, 1.62 percent; and Jacqueline M. Matthews, 0.50 percent, which together equal 20 percent.

      For 2006, under the 2002 Plan, the distribution amounts for non-grandfathered investments for each officer and employee are: Charles E. Harris, 3.56 percent; Douglas W. Jamison, 3.56 percent; Daniel V. Leff, 3.56 percent; Alexei A. Andreev, 3.56 percent; Daniel B. Wolfe, 1.76 percent; Sandra
M. Forman, 1.39 percent; Patricia N. Egan, 0.90 percent; Mary P. Brady, 0.71 percent; Jacqueline M. Matthews, 0.50 percent; and Carmen DeForest, 0.50 percent, which together equal 20 percent.

      The grandfathered participations are set forth below:

                                               Grandfathered Participations
                                              -------------------------------
                                                Non-Tiny            Tiny
      Name of Officer/Employee                Technology (%)   Technology (%)
      ------------------------                --------------   --------------
      Charles E. Harris                          12.41100         10.34250
      Mel P. Melsheimer                           3.80970          3.17475
      Helene B. Shavin                            1.37160          1.14300
      Jacqueline M. Matthews                      0.40770          0.33975
                                                 --------         --------
      TOTAL                                      18.00000         15.00000
                                                 ========         ========

      Accordingly, an additional two percent of qualifying income with respect to grandfathered Non-Tiny Technology Investments, five percent of qualifying income with respect to grandfathered Tiny Technology Investments and the full 20 percent of qualifying income with respect to non-grandfathered investments is available for allocation and reallocation from year to year.

      At Deember 31, 2005, Douglas W. Jamison, Daniel V. Leff, Sandra M. Forman and Daniel B. Wolfe were allocated 0.7329229 percent, 0.6807388 percent,
0.2931692 percent and 0.2931692 percent, respectively, of the Non-Tiny Grandfathered Participations and 1.832072 percent, 1.701847 percent, 0.7329229 percent and 0.7329229 percent, respectively, of the Tiny Technology Grandfathered Participations.

      For 2006, Douglas W. Jamison, Daniel V. Leff, Alexei A. Andreev, Daniel B. Wolfe, Sandra M. Forman, Patricia N. Egan, Mary P. Brady and Carmen DeForest are allocated 0.45 percent, 0.45 percent, 0.45 percent, 0.22 percent, 0.17 percent,
0.11 percent, 0.09 percent and 0.06 percent, respectively, of the Non-Tiny Technology Grandfathered Participations and 1.12 percent, 1.12 percent, 1.12 percent, 0.55 percent, 0.43 percent, 0.28.percent, 0.22 percent and 0.16 percent, respectively, of the Tiny Technology Grandfathered Participations.

      We perform a calculation to determine the accrual for profit-sharing. We calculate 20 percent of qualifying income (i.e. realized income) pursuant to the terms of the 2002 Plan and estimate the amount of additional qualifying income, if any, that would result from selling all the portfolio investments that are valued above cost (i.e., that are in an unrealized appreciation position). Although the accrual will fluctuate as a result of changes in qualifying income and changes in unrealized appreciation, payments are made only to the extent that qualifying income exists. At December 31, 2005, we accrued $2,107,858 for profit sharing as a result of net realized gains. On March 1, 2006, the Company paid $1,897,072 to plan participants (employees and former employees), which represents 90 percent of the total estimated profit sharing payment. The balance is expected to be paid in September 2006. At December 31, 2004, we had $311,594 accrued for profit sharing. No actual profit sharing payments were made in 2004.

NOTE 4. DISTRIBUTABLE EARNINGS

      As of December 31, 2005, December 31, 2004 and December 31, 2003, there were no distributable earnings. The difference between the book basis and tax basis components of distributable earnings is primarily attributed to Built-In Gains existing at the time of our qualification as a RIC (see Note 6. "Income Taxes"), nondeductible deferred compensation and net operating losses.

      On December 20, 2005, the Company declared a designated undistributed capital gain dividend ("deemed dividend") for shareholders of record as of December 31, 2005. The deemed dividend for 2005 was $23,206,763. See Note 6 "Income Taxes." The Company did not declare dividends for the years ended December 31, 2004 or 2003.

NOTE 5. EMPLOYEE BENEFITS

Employment Agreement with CEO

      On October 19, 1999, Charles E. Harris signed an Employment Agreement with us (the "Employment Agreement"), which superseded an employment agreement that was about to expire on December 31, 1999. The Employment Agreement was to terminate on December 31, 2004 ("Term"); provided, on January 1, 2000 and on each day thereafter, the Term extends automatically by one day unless at any time we or Mr. Harris, by written notice, decide not to extend the Term, in which case the Term will expire five years from the date of the written notice. On October 14, 2004, Mr. Harris signed an Amended and Restated Employment Agreement with us (the "Amended Employment Agreement") for the purpose of changing the termination date to be consistent with his retirement date under the Company's Executive Mandatory Retirement Benefit Plan. The Amended Employment Agreement provides that the term of Mr. Harris's employment may not be extended beyond December 31, 2008, unless a committee of the Board consisting of non-interested Directors extends the date by one year pursuant to the Executive Mandatory Retirement Benefit Plan, and Mr. Harris agrees to serve beyond December 31, 2008.

      During the period of employment, Mr. Harris shall serve as our Chairman and Chief Executive Officer; be responsible for the general management of our affairs and all our subsidiaries, reporting directly to our Board of Directors; serve as a member of the Board for the period of which he is and shall from time to time be elected or reelected; and serve, if elected, as an officer and director of any subsidiary or affiliate of us.

      Mr. Harris is to receive compensation under his Amended Employment Agreement in the form of base salary, with automatic yearly adjustments to reflect inflation, which amounted to $235,609 for 2005. In addition, the Board may increase such salary, and consequently decrease it, but not below the level provided for by the automatic adjustments described above. For 2006, the Compensation Committee increased Mr. Harris' base salary to $300,000. Mr. Harris is also entitled to participate in our Profit-Sharing Plan as well as in all compensation or employee benefit plans or programs, and to receive all benefits, perquisites, and emoluments for which salaried employees are eligible. Under the Amended Employment Agreement, we furnish Mr. Harris with certain perquisites which include a company car, a personal trainer, membership in certain clubs and up to a $5,000 annual reimbursement for personal, financial or tax advice, adjusted for inflation.

      The Amended Employment Agreement provides Mr. Harris with life insurance for the benefit of his designated beneficiaries in the amount of $2,000,000; provides reimbursement for uninsured medical expenses, not to exceed $10,000 per annum, adjusted for inflation, over the period of the contract; provides Mr. Harris and his spouse with long-term care insurance; and with disability insurance in the amount of 100 percent of his base salary. These benefits are for the term of the Amended Employment Agreement.

      The Amended Employment Agreement provides severance pay in the event of termination without cause or by constructive discharge and also provides for certain death benefits payable to the surviving spouse equal to the executive's base salary for a period of two years.

      In addition, Mr. Harris is entitled to receive severance pay pursuant to the severance compensation agreement that he entered into with us, effective August 15, 1990. The severance compensation agreement provides that if, following a change in our control, as defined in the agreement, his employment is terminated by us without cause or by the executive within one year of such change in control, he shall be entitled to receive compensation in a lump sum payment equal to 2.99 times his average annualized compensation and payment of other welfare benefits. If Mr. Harris's termination is without cause or is a constructive discharge, the amount payable under the Amended Employment Agreement will be reduced by the amounts paid pursuant to the severance compensation agreement.

SERP

      The Amended Employment Agreement provides that we adopt a supplemental executive retirement plan (the "SERP") for the benefit of Mr. Harris. Under the SERP, we will cause an amount equal to one-twelfth of Mr. Harris's current annual salary to be credited each month (a "Monthly Credit") to a special account maintained for this purpose on our books for the benefit of Mr. Harris (the "SERP Account"). The amounts credited to the SERP Account are deemed invested or reinvested in such investments as determined by Mr. Harris. The SERP Account is credited and debited to reflect the deemed investment returns, losses and expenses attributed to such deemed investments and reinvestments. Mr. Harris's benefit under the SERP equals the balance in the SERP Account and such benefit will always be 100 percent vested (i.e., not forfeitable). In 2005, Mr. Harris received a $125,000 distribution from the SERP Account. The balance in the SERP Account will be distributed to Mr. Harris in a lump sum on December 31, 2008; provided, however, in the event of the termination of his employment, the balance in the SERP Account will be distributed to Mr. Harris or his beneficiary, as the case may be, in a lump-sum payment within 30 days of such termination. We have established a rabbi trust for the purpose of accumulating funds to satisfy the obligations incurred by us under the SERP, which amounted to $1,730,434 and $1,591,971 at December 31, 2005 and 2004, respectively, and are included in accounts payable and accrued liabilities. The restricted funds for the SERP Account totaled $1,730,434 and $1,591,971 at December 31, 2005 and 2004, respectively. Mr. Harris's rights to benefits pursuant to this SERP will be no greater than those of a general creditor of us.

401(k) Plan

      As of January 1, 1989, we adopted an employee benefits program covering substantially all of our employees under a 401(k) Plan and Trust Agreement. As of January 1, 1999, we adopted the Harris & Harris Pension Plan and Trust, a money purchase plan that would allow us to stay compliant with the 401(k) top-heavy regulations and deduction limitation regulations. In 2001, Congress enacted the Economic Growth and Tax Relief Reconciliation Act of 2001, which has increased the deduction limits for plans such as the 401(k) Plan. This Act eliminated the need for us to maintain two separate plans. Effective December 31, 2001, the Pension Plan merged into the 401(k) Plan, with the 401(k) Plan being the surviving plan. Matching contributions to the plan are at the discretion of the Compensation Committee. For the year ended December 31, 2005, the Compensation Committee approved a 100 percent match which amounted to $119,360. The 401(k) company match for the years ended December 31, 2004 and 2003 was $99,249 and $64,500, respectively.

Retirement Healthcare Benefit Plan

      On June 30, 1994, we adopted a plan to provide medical and dental insurance for retirees, their spouses and dependents who, at the time of their retirement, have ten years of service with us and have attained 50 years of age or have attained 45 years of age and have 15 years of service with us. On February 10, 1997, we amended this plan to include employees who "have seven full years of service and have attained 58 years of age." On November 3, 2005, we amended this plan to reverse the 1997 amendment for future retirees and to remove dependents other than spouses from the plan. The coverage is secondary to any government or subsequent employer provided health insurance plans. The annual premium cost to us with respect to the entitled retiree shall not exceed $12,000, subject to an index for inflation. As of December 31, 2005 and 2004, we had a liability of $685,600 and $613,447, respectively, for the plan; there are no plan assets. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Act, which goes into effect January 1, 2006, provides a 28 percent subsidy for post-65 prescription drug benefits. Our reserve assumes our plan is actuarially equivalent under the Act and reflects a decrease in the accumulated postretirement benefit obligation of $34,000 and a decrease in the aggregated service and interest cost of $7,000 at the adoption date of December 31, 2004, reflecting the prescription drug subsidy.

      We are making the following disclosures about our plan to provide medical and dental insurance for retirees as of the measurement date of December 31:

  Reconciliation of Accumulated
Postretirement Benefit Obligations              2005          2004          2003
----------------------------------         ---------     ---------     ---------

Projected accumulated postretirement
benefit obligation at beginning of year    $ 546,090     $ 525,288     $ 404,912

  Service cost                                49,990        60,788        58,710

  Interest cost                               32,573        26,343        26,281

  Actuarial (gain)/loss                       57,091       (66,329)       35,385

  Benefits paid                              (10,410)            0             0
                                           ---------     ---------     ---------

Projected accumulated postretirement
benefit obligation at end of year          $ 675,334     $ 546,090     $ 525,288
                                           =========     =========     =========

      In accounting for the plan, the assumption made in 2005 for the discount rate was 5.5 percent. The assumed health care cost trend rates in 2005 were 10.0 percent grading to 6.0 percent over four years for medical and 3.0 percent per year for dental. The effect on disclosure information of a one percentage point change in the assumed health care cost trend rate for each future year is shown below.

                                                  1% Decrease       Assumed     1% Increase
                                                    in Rates         Rates        in Rates
                                                  -----------      --------     -----------
Aggregated service and interest cost                $ 70,165       $ 82,563       $ 95,274

Accumulated postretirement benefit obligation       $595,084       $675,334       $754,196

Executive Mandatory Retirement Benefit Plan

      On March 20, 2003, in order to begin planning for eventual management succession, the Board of Directors voted to establish the Executive Mandatory Retirement Benefit Plan for individuals who are employed by us in a bona fide executive or high policy making position. There are currently three such individuals that qualify under the plan, Charles E. Harris, the Chairman and Chief Executive Officer, Douglas W. Jamison, the President, Chief Operating Officer and Chief Financial Officer and Mel P. Melsheimer, the former President, Chief Operating Officer and Chief Financial Officer. Under this plan, mandatory retirement will take place effective December 31 of the year in which the eligible individuals attain the age of 65. On an annual basis beginning in the year in which the designated individual attains the age of 65, a committee of the Board consisting of non-interested directors may determine to postpone the mandatory retirement date for that individual for one additional year for our benefit.

      Under applicable law prohibiting discrimination in employment on the basis of age, we can impose a mandatory retirement age of 65 for our executives or employees in high policy-making positions only if each employee subject to the mandatory retirement age is entitled to an immediate retirement benefit at retirement age of at least $44,000 per year. The benefits payable at retirement to Mr. Harris and Mr. Melsheimer under our existing 401(k) plan do not equal this threshold. A plan was established to provide the difference between the benefit required under the age discrimination laws and that provided under our existing plans. At December 31, 2005 and 2004, we had accrued $281,656 and $267,426, respectively, for benefits under this plan. At December 31, 2005, $231,109 was accrued for Mr. Melsheimer and $50,547 was accrued for Mr. Harris. Currently, there is no accrual for Mr. Jamison. This benefit will be unfunded, and the expense as it relates to Mr. Melsheimer and Mr. Harris is being amortized over the fiscal periods through the years ended December 31, 2004, and 2008, respectively. On December 31, 2004, Mr. Melsheimer retired pursuant to the Executive Mandatory Retirement Benefit Plan. His annual benefit under the plan is $22,915.

NOTE 6. INCOME TAXES

      Provided that a proper election is made, a corporation taxable under Subchapter C of the Code or a C Corporation that elects to qualify as a RIC continues to be taxable as a C Corporation on any gains realized within 10 years of its qualification as a RIC (the "Inclusion Period") from sales of assets that were held by the corporation on the effective date of the RIC election ("C Corporation Assets"), to the extent of any gain built into the assets on such date ("Built-In Gain"). If the corporation fails to make a proper election, it is taxable on its Built-In Gain as of the effective date of its RIC election. We had Built-In Gains at the time of our qualification as a RIC and made the election to be taxed on any Built-In Gain realized during the Inclusion Period. At December 31, 2004, the Company had recorded a deferred tax liability of $1,540,045 related to Built-In Gains on our investment in NeuroMetrix, Inc. At December 31, 2004, we had $501,640 in pre-1999 loss carryforwards available. Prior to 1999, we incurred ordinary and capital losses from operations. After our election of RIC status, those losses remained available to be carried forward to subsequent taxable years. We have previously used loss carryforwards to offset Built-In Gains. As of December 31, 2004, we had a capital loss carryforward of $140,751 that will expire in 2011.

      During 2005, we sold our investment in NeuroMetrix, Inc. and realized the Built-In Gains. During 2005, we utilized all of our loss carryforwards and Built-In Gains.

      At December 31, 2005, we had no deferred tax asset or liability. Our net deferred tax liability at December 31, 2004, consisted of the following:

                                                               December 31, 2004
                                                               -----------------

Tax on unrealized Built-In Gains                                    $(1,540,045)
Net operating loss and capital carryforward                             175,575
                                                                    -----------

Net deferred income tax asset (liability)                           $(1,364,470)
                                                                    ===========

      To the extent that we retain capital gains and declare a deemed dividend to shareholders, the dividend is taxable to the shareholders. We would pay tax on behalf of shareholders, at the corporate rate, on the distribution, and the shareholders would receive a tax credit equal to their proportionate share of the tax paid. We took advantage of this rule for 2005. Included in net realized income from investments in 2005 were net realized gains before taxes of $23,862,037, which consisted primarily of a net realized long term capital gain on the sale of our investment in Neurometrix, Inc. offset by realized net long term capital losses on the sales of Agile Materials & Technologies, Inc., Experion Systems, Inc., Nanotechnologies Inc., and Optiva, Inc. We applied $140,751 of our capital loss carryforwards and $501,640 of our pre-1999 loss carryforwards on Built-In Gains to these gains.

      In December 2005, we declared a deemed dividend on net taxable realized long term capital gains of $23,206,763. The Company recorded a tax payable on its Consolidated Statements of Assets and Liabilities of $8,122,367 for taxes payable on behalf of its shareholders. This distribution of $8,122,367 is also recorded as an income tax expense on the Consolidated Statements of Operations. Shareholders of record at December 31, 2005, receive a tax credit of $0.39131971 per share. The balance of $15,084,396 is retained by the Company.

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

      We pay federal, state and local taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is taxed as a C Corporation. For the years ended December 31, 2005, 2004 and 2003, our income tax (benefit) provision for Harris & Harris Enterprises, Inc, was $6,411, $(44,509) and $13,761, respectively.

      For the years ended December 31, 2005, 2004 and 2003, the Company's income tax (benefit) expense was allocated as follows:

                                              2005           2004           2003
                                       -----------    -----------    -----------

Investment operations                  $         0    $         0    $         0
Realized income on investments           1,530,881        (44,509)        13,761
Taxes paid on behalf of shareholders     8,122,367              0              0
Increase (decrease) in unrealized
      appreciation on investments       (1,364,470)       695,126              0
                                       -----------    -----------    -----------
Total income tax (benefit) expense     $ 8,288,778    $   650,617    $    13,761
                                       ===========    ===========    ===========

      The above tax expense consists of the following:

                                              2005           2004           2003
                                       -----------    -----------    -----------

Current                                $ 9,653,248    $   (44,509)   $    13,761
Deferred -- Federal                     (1,364,470)       695,126              0
                                       -----------    -----------    -----------
Total income tax (benefit) expense     $ 8,288,778    $   650,617    $    13,761
                                       ===========    ===========    ===========

      Continued qualification as a RIC requires us to satisfy certain investment asset diversification requirements in future years. Our ability to satisfy those requirements may not be controllable by us. There can be no assurance that we will qualify as a RIC in subsequent years.

NOTE 7. COMMITMENTS

      On April 17, 2003, we signed a seven-year sublease for office space at 111 West 57th Street in New York City to replace the expired lease. On December 17, 2004, we signed a sublease for additional office space at our current location. The subleases expire on April 29, 2010. Total rent expense for our office space in New York City was $171,171 for 2005. Future minimum sublease payments in each of the following years are: 2006 -- $181,427; 2007 -- $184,968; 2008 --
$188,598; 2009 -- $192,318; and thereafter, for the remaining term -- $64,301.

NOTE 8. ASSET ACCOUNT LINE OF CREDIT

      On November 19, 2001, we established an asset account line of credit. Any borrowings under the asset account line of credit were secured by government and government agency securities. Under the asset account line of credit, we were able to borrow up to $8,000,000. The asset account line of credit could be increased to up to 95 percent of the current value of the government and government agency securities with which we secured the line. The asset account line of credit bore interest at the Broker Call Rate, which is the interest rate that banks charge to brokers to finance margin loans to investors, plus 50 basis points. We had no outstanding balance under the asset account line of credit at December 31, 2004. On November 1, 2005, we terminated this asset line of credit.

NOTE 9. CAPITAL TRANSACTIONS

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

      On December 30, 2003, we sold 2,300,000 shares of common stock for gross proceeds of $17,296,000; net proceeds of the offering, less offering costs of $664,038, were $16,631,962. From the completion of the offering through December 1, 2004, we used the net proceeds of the offering, less offering costs, to make new investments in tiny technology as well as follow-on investments in our existing venture capital investments, and for working capital.

      In 2004, we registered with the Securities and Exchange Commission for the sale of up to 7,000,000 shares of our common stock from time to time. In July of 2004, we sold 3,450,000 common shares for gross proceeds of $36,501,000; net proceeds of the offering, after offering costs of $372,825, were $36,128,175.

      In September of 2005, we completed the sale of an additional 3,507,500 shares for gross proceeds of $37,091,813; net proceeds of the offering, after offering costs of $565,246, were $36,526,567. We intend to use, and have been using, the net proceeds of the offerings, less offering costs, to make new investments in tiny technology as well as follow-on investments in our existing venture capital investments, and for working capital.

NOTE 10. OTHER

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

NOTE 11. SUBSEQUENT EVENTS

      On January 9, 2006, we made a $1,262,764 follow-on investment in privately held NanoGram Corporation.

      On January 11, 2006, we made a $2,500,000 new investment in privately held Metabolon, Inc.

      On February 28, 2006, we made a $2,800,000 new investment in privately held Evolved Nanomaterial Sciences, Inc.

      On March 2, 2006, we made a $2,850,000 follow-on investment in a privately held, tiny technology portfolio company.

NOTE 12. SELECTED QUARTERLY DATA (UNAUDITED)

                                                                      2005
                                        -----------------------------------------------------------------

                                        1st Quarter       2nd Quarter       3rd Quarter       4th Quarter
                                        -----------       -----------       -----------       -----------
Total investment income                 $   260,108       $   158,717       $   315,374       $   801,662
Net operating loss                      $  (745,590)      $(3,302,094)      $(3,273,797)      $ 1,851,274
Net increase (decrease) in net
  assets resulting from operations      $(2,233,447)      $ 7,001,847       $ 7,336,923       $(5,388,947)
Net (decrease) increase in net
  assets resulting from operations
Per average outstanding share           $     (0.13)      $      0.41       $      0.40       $     (0.26)

                                                                      2004
                                        -----------------------------------------------------------------
                                        1st Quarter       2nd Quarter       3rd Quarter       4th Quarter
                                        -----------       -----------       -----------       -----------
Total investment income                 $    56,536       $    79,231       $   253,581       $   248,214
Net operating loss                      $  (749,865)      $  (774,584)      $  (978,773)      $  (905,557)
Net increase (decrease) in net
  assets resulting from operations      $   820,515       $(2,237,037)      $ 1,111,121       $(1,760,713)
Net (decrease) increase in net
  assets resulting from operations
Per average outstanding share           $      0.06       $     (0.16)      $      0.06       $     (0.09)

--------------------------------------------------------------------------------
                         HARRIS & HARRIS GROUP, INC.(R)
                              FINANCIAL HIGHLIGHTS
--------------------------------------------------------------------------------

Per share operating performance
for a share outstanding throughout the year :*

                                                         Year Ended             Year Ended             Year Ended
                                                  December 31, 2005      December 31, 2004      December 31, 2003
                                                  -----------------      -----------------      -----------------
Net asset value, beginning of year                     $       4.33           $       2.95           $       2.37
                                                       ------------           ------------           ------------

    Net operating (loss) income*                              (0.30)                 (0.22)                 (0.22)
    Net realized income (loss) on investments*                 0.77                   0.06                  (0.09)
    Net increase (decrease) in unrealized
        appreciation (depreciation) as a
        result of sales*                                      (1.18)                  0.06                   0.09
    Net increase (decrease) in unrealized
        appreciation (depreciation) on
        investments held*                                      1.07                  (0.03)                 (0.06)
                                                       ------------           ------------           ------------
    Total from investment operations*                          0.36                  (0.13)                 (0.28)
                                                       ------------           ------------           ------------

    Net increase (decrease) from capital
        stock transactions                                     0.99                   1.51                   0.86
                                                       ------------           ------------           ------------

Net asset value, end of year*                          $       5.68           $       4.33           $       2.95
                                                       ============           ============           ============

Cash dividends paid per share                          $       0.00           $       0.00           $       0.00

Taxes payable on behalf of shareholders
on the deemed dividend per share                       $       0.39           $       0.00           $       0.00

Market value per share, end of year                    $      13.90           $      16.38           $      11.53

Ratio of expenses to average net assets                         7.5%                   7.4%                   9.5%

Ratio of net operating income (loss) to
average net assets                                             (5.8)%                 (6.3)%                 (8.9)%

Total return based on:
Stock price                                                   (15.1)%                 42.1%                 368.7%

Net assets, end of year                                 $117,987,742           $ 74,744,799           $ 40,682,738

Number of shares outstanding, end of year                 20,756,345             17,248,845             13,798,845

*Based on average shares outstanding.

          The accompanying notes are an integral part of this schedule.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

      As of the end of the period covered by this report, the Company's management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the Securities Exchange Act of 1934 (the "1934 Act")). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures. As of December 31, 2005, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

      Management's Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm, which attests to management's assessment of the Company's internal control over financial reporting, is included in Item 8 of this Annual Report on Form 10-K.

Remediation of Material Weakness

      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As we reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, management identified a material weakness in our internal control over financial reporting as of December 31, 2004, which is described below.

      At December 31, 2004, we determined that we had a material weakness with respect to maintaining effective controls over the accuracy of the Financial Highlights ratios based on an audit adjustment to the line item referred to as "Total return based on: Net asset value" in the Company's Financial Highlights section of the financial statements for the year ended December 31, 2004. Specifically, our procedures for preparing the Financial Highlights ratios were not sufficiently detailed to detect errors in the underlying calculations. This control deficiency could have resulted in a misstatement to the other Financial Highlights ratios. In addition, during the preparation and review of the financial statements for the fiscal period ended June 30, 2005, an error was identified in the spreadsheet used to compute the line item referred to as "Portfolio Turnover" in the Financial Highlights section, which existed at December 31, 2004 and had not yet been addressed in the remediation process. The error was corrected in the financial statements included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and did not have a material impact on previously issued financial statements.

      Throughout 2005, we implemented the following changes to the design of our internal control over financial reporting to correct the material weakness noted above:

      1. We hired Patricia N. Egan, C.P.A, to serve as Chief Accounting Officer and Senior Controller, effective June 13, 2005.

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

      4. In March 2005, we mapped out a detailed sequence of reviews of our Annual and Interim Reports that must occur rather than merely stating that additional reviews should occur as necessary.

      5. We hired Mary P. Brady, C.P.A., to serve as Controller, effective November 30, 2005.

      During the fourth quarter 2005, we performed additional testing of these new procedures for preparing the Financial Highlights ratios to conclude that they are operating effectively for a sufficient period of time.

      As a result of the implementation of the above-mentioned changes and the testing of operating effectiveness, management has concluded that as of December 31, 2005, we have remediated the material weakness described above.

Changes in Internal Control Over Financial Reporting

      Other than the remediation of the material weakness noted in "Remediation of Material Weakness" above, there were no other changes in our internal control over financial reporting that occurred during the fourth quarter of 2005 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

      None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The information set forth under the captions "Nominees," "Executive Officers," "Board of Directors and Committees - Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for Annual Meeting of Shareholders to be held May 4, 2006, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 on or about March 15, 2006 (the "2005 Proxy Statement"), is herein incorporated by reference.

      We have adopted a Code of Conduct for Directors and Employees, which also applies to our Chief Executive Officer, Chief Financial Officer, Treasurer and
Controller       and      is      posted      on      our       website       at
http://www.tinytechvc.com/shareholder_information/Code_of_Conduct.html.

      The Board of Directors has determined that Dugald A. Fletcher and James E. Roberts are both "Audit Committee Financial Experts" serving on our Audit Committee. Messrs. Fletcher and Roberts are independent as defined under Section 2(a)19 of the Investment Company Act of 1940 and under the rules of the NASD.

Item 11. Executive Compensation

      The information set forth under the captions "Remuneration of Chief Executive Officer and Other Executive Officers" and "Remuneration of Directors" in the 2006 Proxy Statement is herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information set forth under the caption "Principal Shareholders and Ownership by Directors and Executive Officers" in the 2006 Proxy Statement is herein incorporated by reference.

Item 13. Certain Relationships and Related Transactions

      There were no relationships or transactions within the meaning of this item during the year ended December 31, 2005.

Item 14. Principal Accountant Fees and Services

      The  information   set  forth  under  the  captions   "Audit   Committee's
Pre-Approval Policies," "Audit Fees," "Tax Fees" and "All Other Fees" in the 2006 Proxy Statement is herein incorporated by reference.

                                     PART IV

Item 15. Exhibits and Financial Statements Schedules

(a)   The following documents are filed as a part of this report:

      (1) Listed below are the financial statements which are filed as part of this report:

            o Consolidated Statements of Assets and Liabilities as of December 31, 2005, and 2004;

            o Consolidated Statements of Operations for the years ended December 31, 2005, 2004, and 2003;

            o Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003;

            o Consolidated Statements of Changes in Net Assets for the years ended December 31, 2005, 2004, and 2003;

            o     Consolidated Schedule of Investments as of December 31, 2005;

            o     Footnote to Consolidated Schedule of Investments;

            o     Consolidated Schedule of Investments as of December 31, 2004;

            o     Footnote to Consolidated Schedule of Investments;

            o     Notes to Consolidated Financial Statements; and

            o Financial Highlights for the years ended December 31, 2005, 2004, and 2003.

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

      10.1 Harris & Harris Group, Inc.(R) Custodian Agreement with JP Morgan, incorporated by reference as Exhibit J to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on March 22, 2004.

      10.2 Severance Compensation Agreement by and between the Company and Charles E. Harris dated August 15, 1990, incorporated by reference as Exhibit I(4) to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on March 22, 2004.

      10.3 Form of Indemnification Agreement which has been established with all directors and executive officers of the Company, incorporated by reference as Exhibit K(1) to Pre-Effective Amendment No. 1 to the Registration Statement filed on March 22, 2004.

      10.4 Amended and Restated Employment Agreement Between Harris & Harris Group, Inc.(R) and Charles E. Harris, dated October 14, 2004, incorporated by reference as Exhibit 10.4 to the Company's Form 8-K filed on October 15, 2004.

      10.5 Deferred Compensation Agreement Between Harris & Harris Group, Inc.(R) and Charles E. Harris, incorporated by reference as Exhibit
            10.5 to the Company's Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.

      10.6  Trust Under Harris & Harris  Group,  Inc.(R)  Deferred  Compensation
            Agreement,   incorporated  by  reference  as  Exhibit  10.6  to  the
            Company's Form 10-K for the year ended December 31, 1999.

      10.7 Harris & Harris Group, Inc.(R) Amended and Restated Employee Profit-Sharing Plan, incorporated by reference as Exhibit A to the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders filed on September 3, 2002.

      10.7 Harris & Harris Group, Inc.(R) Directors Stock Purchase Plan 2001, incorporated by reference as Exhibit 10.23 to the Company's Form 10-K for the year ended December 31, 2000.

      10.8 Harris & Harris Group, Inc.(R) Executive Mandatory Retirement Plan incorporated by reference as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2003.

      10.9 Amendment No. 1 to Deferred Compensation Agreement incorporated by reference as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 2003.

      10.10 Amendment No. 2 to Deferred Compensation Agreement incorporated by reference as Exhibit 10 to the Company's Form 8-K filed on October 15, 2004.

      11.0 Computation of Per Share Earnings, incorporated by reference as "Consolidated Statements of Operations" in Item 8 in this Annual Report on Form 10-K.

      14. Code of Conduct for Directors and Employees of Harris & Harris Group, Inc.(R) incorporated by reference as Exhibit 14 to the Company's Form 8-K filed on October 5, 2004.

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

                                        HARRIS & HARRIS GROUP, INC.


Date: March 16, 2006                    By: /s/ Charles E. Harris
                                            ---------------------
                                            Charles E. Harris
                                            Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures                    Title                                    Date
----------                    -----                                    ----
/s/ Charles E. Harris         Chairman of the Board                    March 16, 2006
---------------------         and Chief Executive Officer
Charles E. Harris


/s/ Douglas W. Jamison        President, Chief Operating               March 16, 2006
----------------------        Officer, and Chief Financial Officer
Douglas W. Jamison


/s/ Patricia N. Egan          Chief Accounting Officer                 March 16, 2006
--------------------          and Senior Controller
Patricia N. Egan


/s/ C. Wayne Bardin           Director                                 March 16, 2006
-------------------
C. Wayne Bardin


/s/ Phillip A. Bauman         Director                                 March 16, 2006
---------------------
Phillip A. Bauman

/s/ G. Morgan Browne          Director                                 March 16, 2006
--------------------
G. Morgan Browne


/s/ Dugald A. Fletcher        Director                                 March 16, 2006
----------------------
Dugald A. Fletcher


/s/ Kelly S. Kirkpatrick      Director                                 March 16, 2006
------------------------
Kelly S. Kirkpatrick


/s/ Mark A. Parsells          Director                                 March 16, 2006
--------------------
Mark A. Parsells


/s/ Lori D. Pressman          Director                                 March 16, 2006
--------------------
Lori D. Pressman


/s/ Charles E. Ramsey         Director                                 March 16, 2006
---------------------
Charles E. Ramsey


/s/ James E. Roberts          Director                                 March 16, 2006
--------------------
James E. Roberts

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