Form 10-Q
period 2006-03-31
HARRIS & HARRIS GROUP INC /NY/
filed 2006-05-08
CIK 893739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 2006

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

                               Yes |X|   No |_|

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

  Large Accelerated Filer |_|  Accelerated Filer  |X|  Non-Accelerated Filer |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                               Yes |_|   No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                                Outstanding at May 8, 2006
--------------------------------------------------------------------------------
Common Stock, $0.01 par value per share                        20,756,345 shares

                           Harris & Harris Group, Inc.
                            Form 10-Q, March 31, 2006

                                                                     Page Number
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial  Statements.................................    1

Consolidated Statements of Assets and Liabilities..........................    2

Consolidated Statements of Operations......................................    3

Consolidated Statements of Cash Flows......................................    4

Consolidated Statements of Changes in Net Assets...........................    5

Consolidated Schedule of Investments.......................................    6

Notes to Consolidated Financial Statements.................................   15

Financial Highlights.......................................................   21

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations..................................................   22

Background and Overview....................................................   22

Results of Operations......................................................   23

Financial Condition........................................................   25

Liquidity..................................................................   26

Capital Resources..........................................................   27

Critical Accounting Policies...............................................   27

Recent Developments - Portfolio Companies..................................   28

Forward Looking Statements.................................................   28

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........   28

Item 4.  Controls and Procedures...........................................   29

PART II. OTHER INFORMATION

Item 1A. Risk Factors......................................................   31

Item 6.  Exhibits..........................................................   31

Signature..................................................................   32

Exhibit Index..............................................................   33

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

      The information furnished in the accompanying consolidated financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim period presented.

      Harris & Harris Group, Inc.(R) (the "Company," "us," "our" and "we"), is an internally managed venture capital company that has elected to be treated as a business development company under the Investment Company Act of 1940 (the "1940 Act"). Certain information and disclosures normally included in the consolidated financial statements in accordance with Generally Accepted Accounting Principles have been condensed or omitted as permitted by Regulation S-X and Regulation S-K. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005, contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

      On June 15, 2005, we received SEC certification for 2004, permitting us to qualify for RIC treatment for 2004 (as we had for the years 1999 through 2003). Although the SEC certification for 2004 was issued, there can be no assurance that we will qualify for or receive such certification for subsequent years (to the extent we need additional certification as a result of changes in our portfolio) or that we will actually qualify for Subchapter M treatment in subsequent years. In addition, under certain circumstances, even if we qualified for Subchapter M treatment in a given year, we might take action in a subsequent year to ensure that we would be taxed in that subsequent year as a C
Corporation, rather than as a RIC. On March 29, 2006, we filed for RIC certification under Section 851(e) of the Code for 2005.

--------------------------------------------------------------------------------
                           HARRIS & HARRIS GROUP, INC.
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
--------------------------------------------------------------------------------

                                                               ASSETS

                                                                                   March 31, 2006         December 31, 2005
                                                                                      (Unaudited)
Investments, at value (Cost:  $119,208,625 at 3/31/06,
     $134,026,747 at 12/31/05).............................................     $     113,731,480          $    129,438,197
Cash and cash equivalents..................................................             4,470,822                 1,213,289
Restricted funds...........................................................             1,901,078                 1,730,434
Receivable from portfolio company..........................................                     0                    75,000
Interest receivable........................................................               565,259                   248,563
Prepaid expenses...........................................................               452,030                     2,993
Other assets...............................................................               218,654                   229,644
                                                                                -----------------          ----------------
Total assets...............................................................     $     121,339,323          $    132,938,120
                                                                                =================          ================

                                                      LIABILITIES & NET ASSETS

Accounts payable and accrued liabilities...................................     $       3,410,979          $      3,174,183
Accrued profit sharing (Note 4)............................................               210,786                 2,107,858
Deferred rent..............................................................                29,302                    31,003
Current taxes payable......................................................             1,354,504                 1,514,967
Taxes payable on behalf of shareholders (Note 6)...........................                     0                 8,122,367
                                                                                -----------------          ----------------
Total liabilities..........................................................             5,005,571                14,950,378
                                                                                -----------------          ----------------

Net assets.................................................................     $     116,333,752          $    117,987,742
                                                                                =================          ================

Net assets are comprised of:
Preferred stock, $0.10 par value,
     2,000,000 shares authorized; none issued..............................     $               0          $              0
Common stock, $0.01 par value, 30,000,000 shares authorized;
     22,585,085 issued at 3/31/06 and 12/31/05.............................               225,851                   225,851
Additional paid in capital (Note 7)........................................           122,149,642               122,149,642
Accumulated net realized income............................................             3,016,509                 3,781,905
Accumulated unrealized depreciation of investments.........................           (5,652,719)               (4,764,125)
Treasury stock, at cost (1,828,740 shares at 3/31/06 and
     12/31/05).............................................................           (3,405,531)               (3,405,531)
                                                                                -----------------          ----------------

Net assets.................................................................     $     116,333,752          $    117,987,742
                                                                                =================          ================

Shares outstanding.........................................................            20,756,345                20,756,345
                                                                                =================          ================

Net asset value per outstanding share......................................     $            5.60          $           5.68
                                                                                =================          ================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------
                           HARRIS & HARRIS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                    Three Months Ended     Three Months Ended
                                                                                       March 31, 2006        March 31, 2005
Investment income:
     Interest from:
        Fixed income securities ................................................        $    802,362         $    221,498
        Portfolio companies ....................................................                   0               38,610
        Miscellaneous income ...................................................               2,500                    0
                                                                                        ------------         ------------
        Total investment income ................................................             804,862              260,108
                                                                                        ------------         ------------

Expenses:
     Salaries and benefits .....................................................             786,361              567,691
     Administration and operations .............................................             322,449              321,961
     Profit-sharing provision (Note 4) .........................................                   0             (311,594)
     Professional fees .........................................................             289,887              272,465
     Rent ......................................................................              61,238               48,682
     Directors' fees and expenses ..............................................              85,902               85,660
     Depreciation ..............................................................              16,768               15,269
     Custodian fees ............................................................              10,000                5,564
                                                                                        ------------         ------------
         Total expenses ........................................................           1,572,605            1,005,698
                                                                                        ------------         ------------

Net operating loss .............................................................            (767,743)            (745,590)
                                                                                        ------------         ------------

Net realized income (loss) from investments:
     Realized income (loss) from investments ...................................              11,953           (1,036,044)
     Income tax expense (Note 6) ...............................................               9,606                4,217
                                                                                        ------------         ------------
Net realized income (loss) from investments ....................................               2,347           (1,040,261)
                                                                                        ------------         ------------

Net realized loss ..............................................................            (765,396)          (1,785,851)
                                                                                        ------------         ------------

Net increase in unrealized
depreciation on investments:
     Change as a result of investment sales ....................................                   0            1,363,891
     Change on investments held ................................................            (888,594)          (1,811,487)
                                                                                        ------------         ------------
     Net increase in unrealized
         depreciation on investments ...........................................            (888,594)            (447,596)
                                                                                        ------------         ------------

Net decrease in net assets
     resulting from operations:
     Total .....................................................................        $ (1,653,990)        $ (2,233,447)
                                                                                        ============         ============

     Per average outstanding share .............................................        $      (0.08)        $      (0.13)
                                                                                        ============         ============

     Average outstanding shares ................................................          20,756,345           17,248,845
                                                                                        ============         ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------
                           HARRIS & HARRIS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                              Three Months Ended  Three Months Ended
                                                               March 31, 2006        March 31, 2005

Cash flows from operating activities:
Net decrease in net assets
    resulting from operations ..........................        $ (1,653,990)        $ (2,233,447)
Adjustments to reconcile net decrease in net
assets resulting from operations to net cash (used in)
provided by operating activities:
    Net realized and unrealized loss on investments ....             876,641            1,483,640
    Depreciation and amortization ......................            (295,811)              15,269

Changes in assets and liabilities:
    Restricted funds ...................................            (170,644)              (7,014)
    Receivable from portfolio company ..................              75,000               (7,100)
    Interest receivable ................................            (316,696)            (105,467)
    Income tax receivable ..............................                   0                   11
    Prepaid expenses ...................................            (449,037)             121,142
    Other assets .......................................                   0                6,142
    Accounts payable and accrued liabilities ...........             236,796              (41,828)
    Accrued profit sharing .............................          (1,897,072)            (311,594)
    Deferred rent ......................................              (1,701)              (1,701)
    Current income tax liability .......................          (8,282,830)                   0
                                                                ------------         ------------

    Net cash (used in) operating activities ............         (11,879,344)          (1,081,947)
                                                                ------------         ------------

Cash flows from investing activities:
    Net sale of short-term investments and
        marketable securities ..........................          24,534,942            4,287,322
    Investment in private placements and loans .........          (9,412,764)          (3,782,686)
    Proceeds from sale of investments ..................              20,688              355,684
    Purchase of fixed assets ...........................              (5,989)             (16,749)
                                                                ------------         ------------

    Net cash provided by investing activities ..........          15,136,877              843,571
                                                                ------------         ------------

Net increase (decrease) in cash and cash equivalents:
    Cash and cash equivalents at beginning of the year .           1,213,289              650,332
    Cash and cash equivalents at end of the year .......           4,470,822              411,956
                                                                ------------         ------------

    Net increase (decrease) in cash and cash
    equivalents ........................................        $  3,257,533         $   (238,376)
                                                                ============         ============

Supplemental disclosures of cash flow information:
    Income taxes paid ..................................        $  8,291,973         $      3,750

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

--------------------------------------------------------------------------------

                           HARRIS & HARRIS GROUP, INC.
                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
--------------------------------------------------------------------------------

                                                           Three Months Ended             Year Ended
                                                               March 31, 2006      December 31, 2005
                                                                  (Unaudited)

Changes in net assets from operations:

     Net operating loss ...............................        $    (767,743)        $  (5,465,761)
     Net realized income on investments ...............                2,347            14,208,789
     Net (increase) in unrealized depreciation
         on investments as a result of sales ..........                    0           (23,181,420)
     Net (increase) decrease in unrealized depreciation
         on investments held ..........................             (888,594)           19,790,298
     Net change in deferred taxes .....................                    0             1,364,470
                                                               -------------         -------------

Net (decrease) increase  in net assets
     resulting from operations ........................           (1,653,990)            6,716,376
                                                               -------------         -------------

Changes in net assets from capital
     stock transactions:

     Proceeds from sale of stock ......................                    0                35,075
     Additional paid in capital on common stock issued                     0            36,491,492
                                                               -------------         -------------

Net increase in net assets resulting from
     capital stock transactions .......................                    0            36,526,567
                                                               -------------         -------------

Net (decrease) increase in net assets .................           (1,653,990)           43,242,943
                                                               -------------         -------------

Net assets:

     Beginning of the period ..........................          117,987,742            74,744,799
                                                               -------------         -------------

     End of the period ................................        $ 116,333,752         $ 117,987,742
                                                               =============         =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------
                           HARRIS & HARRIS GROUP, INC.
            CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2006
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                               Method of           Shares/
                                                                           Valuation (3)         Principal         Value
                                                                           -------------         ---------         -----
Investments in Unaffiliated Companies (6)(7) - 13.4% of net assets

Private Placement Portfolio (Illiquid) - 13.4% of net assets

AlphaSimplex Group, LLC (2) -- Investment management company headed by
     Dr. Andrew W. Lo, holder of the Harris & Harris Group Chair at MIT
     Limited Liability Company Interest...........................................(B)                --        $    4,058
                                                                                                               ----------

Crystal IS, Inc. (1)(2)(5) -- Developing a technology to grow single-crystal boules of aluminum nitride for gallium nitride electronics
     Series A Convertible Preferred Stock.........................................(A)           274,100           199,983
                                                                                                               ----------

Exponential Business Development Company (1)(2) -- Venture capital partnership focused on early stage companies
     Limited Partnership Interest.................................................(B)                --                 0
                                                                                                               ----------

Molecular Imprints, Inc. (1)(2) -- Manufacturing nanoimprint lithography capital equipment
     Series B Convertible Preferred Stock.........................................(A)         1,333,333         2,000,000
     Series C Convertible Preferred Stock.........................................(A)         1,250,000         2,500,000
     Warrants at $2.00 expiring12/31/11...........................................(B)           125,000                 0
                                                                                                               ----------
                                                                                                                4,500,000

Nanosys, Inc. (1)(2)(5) -- Developing zero and one-dimensional inorganic nanometer-scale materials for use in nanotechnology-
     enabled systems
     Series C Convertible Preferred Stock.........................................(C)           803,428         2,370,113
     Series D Convertible Preferred Stock.........................................(C)         1,016,950         3,000,003
                                                                                                               ----------
                                                                                                                5,370,116

Nantero, Inc. (1)(2)(5) -- Developing a high-density, nonvolatile, random access memory chip, using nanotechnology
     Series A Convertible Preferred Stock.........................................(C)           345,070         1,046,908
     Series B Convertible Preferred Stock.........................................(C)           207,051           628,172
     Series C Convertible Preferred Stock.........................................(C)           188,315           571,329
                                                                                                               ----------
                                                                                                                2,246,409

              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------
                           HARRIS & HARRIS GROUP, INC.
            CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2006
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                               Method of           Shares/
                                                                           Valuation (3)         Principal             Value
                                                                           -------------         ---------             -----

Investments in Unaffiliated Companies (6)(7) - 13.4% of net assets (cont.)

Private Placement Portfolio (Illiquid) - 13.4% of net assets (cont.)
NeoPhotonics Corporation (1)(2) -- Developing and manufacturing planar optical devices and components
    Common Stock  ................................................................(C)                716,195        $    67,736
    Series 1 Convertible Preferred Stock..........................................(C)              1,831,256          2,014,677
    Series 2 Convertible Preferred Stock..........................................(C)                741,898            878,120
    Warrants at $0.15 expiring 01/26/10...........................................(C)                 16,364                164
    Warrants at $0.15 expiring 12/05/10...........................................(C)                 14,063                140
                                                                                                                    -----------
                                                                                                                      2,960,837

Polatis, Inc. (1)(2)(5)(10) -- Developing optical networking components by merging materials, MEMS and electronics technologies
     Series A-1 Convertible Preferred Stock.......................................(B)                 16,775             47,828
     Series A-2 Convertible Preferred Stock.......................................(B)                 71,611            204,172
                                                                                                                    -----------
                                                                                                                        252,000

Total Unaffiliated Private Placement Portfolio (cost: $15,461,334) ..............................................   $15,533,403
                                                                                                                    -----------

Total Investments in Unaffiliated Companies (cost: $15,461,334) ..................................................  $15,533,403
                                                                                                                    -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------
                           HARRIS & HARRIS GROUP, INC.
            CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2006
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                   Method of        Shares/
                                                                               Valuation (3)      Principal        Value
                                                                               -------------      ---------        -----

Investments in Non-Controlled Affiliated Companies (6)(8) - 20.7% of net assets

Private Placement Portfolio (Illiquid) - 20.7% of net assets
BridgeLux, Inc. (1)(2)(11) -- Manufacturing high-power light emitting diodes
     Series B Convertible Preferred Stock.........................................(A)         1,861,504        $1,000,000
                                                                                                               ----------

Cambrios Technologies Corporation (1)(2)(5) -- Developing commercially relevant materials by evolving biomolecules to express control over nanostructure synthesis
     Series B Convertible Preferred Stock.........................................(A)         1,294,025         1,294,025
                                                                                                               ----------

Chlorogen, Inc. (1)(2)(5) -- Developing patented chloroplast technology to produce plant-made proteins
     Series A Convertible Preferred Stock.........................................(A)         4,478,038           785,000
     Series B Convertible Preferred Stock.........................................(A)         2,077,930           364,261
                                                                                                               ----------
                                                                                                                1,149,261
CSwitch, Inc. (1)(2)(5) -- Developing next-generation, system-on-a-chip solutions for communications-based platforms
     Series A Convertible Preferred Stock.........................................(C)         1,000,000           500,000
     Series B Convertible Preferred Stock.........................................(C)         5,700,000         2,850,000
                                                                                                               ----------
                                                                                                                3,350,000
Kereos, Inc. (1)(2)(5) -- Developing molecular imaging agents and targeted therapeutics to image and treat cancer and
     cardiovascular disease
     Series B Convertible Preferred Stock.........................................(A)           349,092           960,000
                                                                                                               ----------

Kovio, Inc. (1)(2)(5) -- Developing semiconductor products
     using printed electronics and thin-film technologies
     Series C Convertible Preferred Stock.........................................(A)         2,500,000         3,000,000
                                                                                                               ----------

Mersana Therapeutics, Inc. (1)(2)(5)(12) -- Developing advanced polymers for drug delivery
    Series A Convertible Preferred Stock..........................................(C)            68,452           136,904
    Series B Convertible Preferred Stock..........................................(C)           616,500         1,233,000
    Warrants at $2.00 expiring 10/21/10...........................................(B)            91,625                 0
                                                                                                               ----------
                                                                                                                1,369,904
Metabolon, Inc. (1)(2)(4)(5) - Discovering biomarkers through the use of metabolomics
     Series B Convertible Preferred Stock.........................................(A)         2,173,913         2,500,000

NanoGram Corporation (1)(2)(5) -- Developing a broad suite of intellectual property utilizing nanotechnology
     Series I Convertible Preferred Stock.........................................(C)            63,210            64,259
     Series II Convertible Preferred Stock........................................(C)         1,250,904         1,271,670
     Series III Convertible Preferred Stock.......................................(C)         1,242,144         1,262,764
                                                                                                               ----------
                                                                                                                2,598,693

              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------
                           HARRIS & HARRIS GROUP, INC.
            CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2006
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                   Method of        Shares/
                                                                               Valuation (3)      Principal        Value
                                                                               -------------      ---------        -----

Investments in Non-Controlled Affiliated Companies (6)(8) - 20.7% of net assets
(cont.)
Private Placement Portfolio (Illiquid) - 20.7% of net assets (cont.)

Nanomix, Inc. (1)(2)(5) -- Producing nanoelectronic sensors that integrate carbon nanotube electronics with silicon microstructures
    Series C Convertible Preferred Stock..........................................(A)          9,779,181        $ 2,500,000
                                                                                                                -----------

NanoOpto Corporation (1)(2)(5) -- Manufacturing discrete and integrated optical communications sub-components on a chip by utilizing nano manufacturing technology
    Series A-1 Convertible Preferred Stock........................................(C)            267,857             32,490
    Series B Convertible Preferred Stock..........................................(C)          3,819,935          1,110,073
    Series C Convertible Preferred Stock..........................................(C)          1,932,789            842,503
    Warrants at $0.4359 expiring 03/15/10.........................................(B)            193,279                  0
                                                                                                                -----------
                                                                                                                  1,985,066
Nextreme Thermal Solutions, Inc. (1)(2)(5) -- Developing thin-film thermoelectric devices
    Series A Convertible Preferred Stock..........................................(A)            500,000            500,000
                                                                                                                -----------

Questech Corporation (1)(2) -- Manufacturing and marketing
     proprietary metal and stone decorative tiles
     Common Stock.................................................................(C)            646,954            724,588
     Warrants at $1.50 expiring 08/03/06..........................................(B)              8,500                  0
     Warrants at $1.50 expiring 11/21/07..........................................(B)              3,750                  0
     Warrants at $1.50 expiring 11/19/08..........................................(B)              5,000                  0
     Warrants at $1.50 expiring 11/19/09..........................................(B)              5,000                  0
                                                                                                                -----------
                                                                                                                    724,588
Solazyme, Inc. (1)(2)(5) -- Developing energy-harvesting
     machinery of photosynthetic microbes to produce industrial and pharmaceutical molecules
     Series A Convertible Preferred Stock.........................................(C)            988,204            385,400
                                                                                                                -----------

Starfire Systems, Inc. (1)(2)(5) --Producing ceramic-forming polymers
     Common Stock.................................................................(A)            375,000            150,000
     Series A-1 Convertible Preferred Stock.......................................(C)            600,000            600,000
                                                                                                                -----------
                                                                                                                    750,000
Zia Laser, Inc. (1)(2)(5) -- Developing quantum dot semiconductor lasers
     Series C Convertible Preferred Stock.........................................(B)          1,500,000                  0
                                                                                                                -----------

Total Non-Controlled Private Placement Portfolio (cost: $28,849,560) .........................................  $24,066,937
                                                                                                                -----------

Total Investments in Non-Controlled Affiliated Companies (cost: $28,849,560) .................................  $24,066,937
                                                                                                                -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------
                           HARRIS & HARRIS GROUP, INC.
            CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2006
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                   Method of        Shares/
                                                                               Valuation (3)      Principal        Value

Investments in Controlled Affiliated Companies (6)(9) - 2.4% of net assets
Private Placement Portfolio (Illiquid) - 2.4% of net assets

Evolved Nanomaterial Sciences, Inc. (1)(2)(4)(5) -- Developing
     nanotechnology-enhanced approaches for the resolution of
     chiral molecules
     Series A Convertible Preferred Stock.........................................(A)            5,870,021      $ 2,800,000

Total Controlled Private Placement Portfolio (cost: $2,800,000).................................................$ 2,800,000
                                                                                                                -----------

Total Investments in Controlled Affiliated Companies (cost: $2,800,000).........................................$ 2,800,000
                                                                                                                -----------

U.S. Government and Government Agency Securities - 61.3% of net assets

     U.S. Treasury Bills   -- due date 08/31/06 .................................. (J)          15,640,000     $15,343,622
     U.S. Treasury Notes -- due date 11/30/07, coupon 4.25%....................... (H)           6,500,000       6,437,795
     U.S. Treasury Notes -- due date 02/15/08, coupon 3.375%...................... (H)           9,000,000       8,765,820
     U.S. Treasury Notes -- due date 05/15/08, coupon 3.75%....................... (H)           9,000,000       8,806,680
     U.S. Treasury Notes -- due date 09/15/08, coupon 3.125%...................... (H)           5,000,000       4,805,100
     U.S. Treasury Notes -- due date 01/15/09, coupon 3.25%....................... (H)           3,000,000       2,877,900
     U.S. Treasury Notes -- due date 02/15/09, coupon 4.50%....................... (H)           5,100,000       5,055,783
     U.S. Treasury Notes -- due date 04/15/09, coupon 3.125%...................... (H)           3,000,000       2,857,500
     U.S. Treasury Notes -- due date 07/15/09, coupon 3.625%...................... (H)           3,000,000       2,891,490
     U.S. Treasury Notes -- due date 10/15/09, coupon 3.375%...................... (H)           3,000,000       2,859,720
     U.S. Treasury Notes -- due date 01/15/10, coupon 3.625%...................... (H)           3,000,000       2,876,010
     U.S. Treasury Notes -- due date 04/15/10, coupon 4.00%....................... (H)           3,000,000       2,909,190
     U.S. Treasury Notes -- due date 07/15/10, coupon 3.875%...................... (H)           3,000,000       2,891,250
     U.S. Treasury Notes -- due date 10/15/10, coupon 4.25%....................... (H)           2,000,000       1,953,280

Total Investments in U.S. Government and Government Agency
     Securities (cost: $72,097,731)..........................................................................   $71,331,140
                                                                                                                -----------

Total Investments (cost: $119,208,625).......................................................................  $113,731,480
                                                                                                               ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


--------------------------------------------------------------------------------
                           HARRIS & HARRIS GROUP, INC.
            CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2006
                                   (Unaudited)
--------------------------------------------------------------------------------

Notes to Consolidated Schedule of Investments

(1) Represents a non-income producing security. Equity investments that have not paid dividends within the last 12 months are considered to be non-income producing.

(2)   Legal restrictions on sale of investment.

(3) See Footnote to Schedule of Investments for a description of the Valuation Procedures.

(4)   Initial investment was made during 2006.

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

(7) The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $15,461,334. The gross unrealized appreciation based on the tax cost for these securities is $1,732,194. The gross unrealized depreciation based on the tax cost for these securities is $1,660,125.

(8) The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $28,849,560. The gross unrealized appreciation based on the tax cost for these securities is $313,534. The gross unrealized depreciation based on the tax cost for these securities is $5,096,157.

(9) The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $2,800,000. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $0.

(10)  Continuum  Photonics,  Inc.,  merged with Polatis,  Ltd., to form Polatis,
      Inc.

(11)  BridgeLux, Inc., was previously named eLite Optoelectronics, Inc.

(12)  Mersana Therapeutics, Inc., was previously named Nanopharma Corp.

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

      We filed for the 1999 tax year to elect treatment as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code") and qualified for the same treatment for the years 2000 through 2004. On March 29, 2006, we filed for RIC certification under Section 851(e) of the Code for 2005, however, there can be no assurance that we will qualify as a RIC for 2005 or subsequent years. In addition, under certain circumstances, even if we qualified for Subchapter M treatment for a given year, we might take action in a subsequent year to ensure that we would be taxed in that subsequent year as a C Corporation, rather than as a RIC. As a RIC, we must, among other things, distribute at least 90 percent of our investment company taxable income and may either distribute or retain our realized net capital gains on investments.

NOTE 2. INTERIM FINANCIAL STATEMENTS

      Our interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and in conformity with generally accepted accounting principles applicable to interim financial information. Accordingly, they do not include all information and disclosures necessary for a presentation of our financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

      Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities as of March 31, 2006, and December 31, 2005, and the reported amounts of revenues and expenses for the three months ended March 31, 2006 and March 31, 2005. The most significant estimates relate to the fair valuations of certain of our investments. Actual results could differ from these estimates.

      Cash and Cash Equivalents. Cash and cash equivalents include money market instruments with maturities of less than three months.

      Portfolio Investment Valuations. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission. Value, as defined in Section 2(a)(41) of the 1940 Act, is
(i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") At March 31, 2006, our financial statements include private venture capital investments valued at $42,400,340, the fair values of which were determined in good faith by, or under the direction, of the Board of Directors. Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material.

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

      Income Taxes. Prior to January 1, 1999, we recorded income taxes using the liability method in accordance with the provisions of Statement of Financial Accounting Standards No. 109. Accordingly, deferred tax liabilities had been established to reflect temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; the most significant such difference related to our unrealized appreciation on investments.

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

      The 2002 Plan (and its predecessor) provided for profit sharing by our officers and employees equal to 20 percent of our "qualifying income" for that plan year. For the purposes of the 2002 Plan, qualifying income was defined as net realized income as reflected on our Consolidated Statements of Operations for that year (excluding the profit-sharing expense), less nonqualifying gains, if any.

      For purposes of the 2002 Plan, our net realized income included investment income, realized gains and losses, and operating expenses (including taxes paid or payable by us on behalf of shareholders), but was calculated without including dividends paid or distributions made to shareholders, payments under the Plan, accruals for profit sharing, unrealized gains and losses, and loss carry-overs from other years, which net realized income we refer to as qualifying income. The proportion of net after-tax realized gains attributable to asset values as of September 30, 1997, was considered nonqualifying gain, which reduced qualifying income. As soon as practicable following the year-end, the Compensation Committee determined whether, and if so how much, qualifying income existed for a plan year. Ninety percent of the amount determined by the Compensation Committee was then paid out to Plan participants pursuant to the distribution percentages set forth in the 2002 Plan. The remaining 10 percent was paid out after we filed our federal tax return for that plan year.

      Under the 2002 Plan, awards previously granted to four individuals who were participants at that time (Charles Harris, Mel Melsheimer, Helene Shavin and Jacqueline Matthews, herein referred to as the "grandfathered participants") were reduced by 10 percent with respect to "Non-Tiny Technology Investments" (as defined in the 2002 Plan) and by 25 percent with respect to "Tiny Technology Investments" (as defined in the 2002 Plan), and these reduced awards became permanent. We refer to these reduced awards as "grandfathered participations." Grandfathered participations covered only investments made prior to the time the 2002 Plan was adopted and did not affect awards related to any investments made after that date. The amount by which the awards of the grandfathered participants were reduced were allocable and reallocable each year by the Compensation Committee among current and new participants as awards under the 2002 Plan.

      Notwithstanding any provisions of the 2002 Plan, in no event would the aggregate amount of all awards payable for any Plan Year during which we remained a "business development company" within the meaning of the 1940 Act be greater than 20 percent of our "net income after taxes" within the meaning of
Section 57(n)(1)(B) of the 1940 Act. In the event the awards as calculated exceeded that amount, the 2002 Plan required that the awards be reduced on a pro rata basis.

      Each quarter, we performed a calculation to determine the accrual for profit-sharing. We calculated 20 percent of qualifying income (i.e. realized income) pursuant to the terms of the 2002 Plan and estimated the amount of additional qualifying income, if any, that would result from selling all the portfolio investments that were valued above cost (i.e., that were in an unrealized appreciation position). Although the accrual would fluctuate as a result of changes in qualifying income and changes in unrealized appreciation, payments were made only to the extent that qualifying income existed. At March 31, 2006 and December 31, 2005, we accrued $210,786 and $2,107,858, respectively, for profit sharing as a result of net realized gains. On March 1, 2006, the Company paid $1,897,072 to plan participants (employees and former employees), which represented 90 percent of the total estimated profit sharing payment for 2005. The balance of $210,786 is expected to be paid in September 2006. Once the balance of $210,786 is paid in September, the Company has no further obligations under the 2002 Plan.

      On March 23 2006, Board of Directors of the Company voted to terminate the Profit Sharing Plan and established the Harris & Harris Group, Inc. 2006 Equity Incentive Plan (the "Stock Plan"), both subject to shareholder approval. These proposals were approved at the May 4, 2006 Annual Meeting of Shareholders. The Stock Plan provides for the grant of equity-based awards of restricted stock and stock options to our directors, officers, employees, advisors and consultants who are selected by our Compensation Committee for participation in the plan and subject to compliance with the 1940 Act. If the SEC provides exemptive relief to that effect, our Compensation Committee may also authorize awards under the Stock Plan to selected former employees of the Company.

      A maximum of 20 percent of our total shares of our common stock issued and outstanding, calculated on a fully diluted basis, will be available for awards under the Stock Plan. Under the Stock Plan, no more than 25 percent of the shares of stock reserved for the grant of the awards under the Stock Plan may be restricted stock awards at any time during the term of the Stock Plan. If any shares of restricted stock are awarded, such awards will reduce on a percentage basis the total number of shares of stock for which options may be awarded. If the Company does not receive exemptive relief from the SEC to issue restricted stock, all shares granted under the Stock Plan may be subject to stock options.

      If the Company does receive such exemptive relief and issues 25 percent of the shares of stock reserved for grant under the Stock Plan as restricted stock, no more than 75 percent of the shares granted under the Stock Plan may be subject to stock options. No more than 1,000,000 shares of our common stock may be made subject to awards under the Stock Plan to any individual in any year.

      The terms and conditions of stock options granted under the Stock Plan will be determined by the Compensation Committee and set forth in an award agreement between the Company and the award recipient. The exercise price of an option granted under the plan will not be less than the fair market value of our common stock on the date of grant. The vesting of a stock option will be subject to such conditions as the Compensation Committee may determine.

      The terms and conditions of awards of restricted stock granted under the Stock Plan will be determined by the Compensation Committee and set forth in an award agreement between the Company and the award recipient. The Compensation Committee may determine that the holder of restricted stock may receive dividends, including deemed dividends, that may be deferred during the restricted period applicable to these awards.

      Unless earlier terminated by our Board of Directors, the Stock Plan will expire on the 10th anniversary of the date on which it was adopted. The expiration of the Stock Plan will not by itself adversely affect the rights of plan participants under awards that are outstanding at the time the Stock Plan expires. Our Board of Directors may terminate, modify or suspend the plan at any time, provided that no modification of the plan will be effective unless and until any required shareholder approval has been obtained. The Compensation Committee may terminate, modify or amend any outstanding award under the Stock Plan at any time, provided that in such event, the award holder may exercise any vested options prior to such termination of the Stock Plan or award.

      We will account for the Stock Plan in accordance with the provisions of SFAS 123(R), "Share-Based Payments," which requires us to record the fair value of the stock-based compensation arrangements on the date they are granted to employees as a liability or as a component of equity, depending on whether the obligations can be settled in cash or stock. Regardless of treatment as liabilities or equity, these amounts must be expensed over the vesting period of the compensation arrangements. Under SFAS 123(R), we will be required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard.

NOTE 5.  DISTRIBUTABLE EARNINGS

      As of December 31, 2005, and March 31, 2006, there were no distributable earnings. The difference between the book basis and tax basis components of distributable earnings is primarily nondeductible deferred compensation and net operating losses.

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

      During 2005, we sold our investment in NeuroMetrix, Inc., realized the Built-In Gains, and utilized all of our loss carryforwards.

      At March 31, 2006 and December 31, 2005, we had no deferred tax asset or liability.

      To the extent that we retain capital gains and declare a deemed dividend to shareholders, the dividend is taxable to the shareholders. We would pay tax on behalf of shareholders, at the corporate rate, on the distribution, and the shareholders would receive a tax credit equal to their proportionate share of the tax paid. We took advantage of this rule for 2005. Included in net realized income from investments for the year ended December 31, 2005, were net realized gains before taxes of $23,862,037, which consisted primarily of a net realized long term capital gain on the sale of our investment in Neurometrix, Inc., offset by realized net long term capital losses on the sales of Agile Materials & Technologies, Inc., Experion Systems, Inc., Nanotechnologies Inc., and Optiva, Inc. We applied $140,751 of our capital loss carryforwards and $501,640 of our pre-1999 loss carryforwards on Built-In Gains to these gains.

      In December 2005, we declared a deemed dividend on net taxable realized long-term capital gains of $23,206,763. The Company recorded a tax payable on its Consolidated Statements of Assets and Liabilities of $8,122,367 for taxes payable on behalf of its shareholders. This distribution of $8,122,367 was also recorded as an income tax expense on the Consolidated Statements of Operations for the year ended December 31, 2005. Shareholders of record at December 31, 2005, received a tax credit of $0.39131971 per share. The balance of $15,084,396 was retained by the Company. The Company paid $8,122,367 of taxes on behalf of its shareholders on January 30, 2006.

      We pay federal, state and local taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is taxed as a C Corporation. For the three months ended March 31, 2006, and 2005, our income tax expense for Harris & Harris Enterprises, Inc, was $9,606 and $4,217, respectively.

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

NOTE 8. SUBSEQUENT EVENTS

      On April 10, 2006, we made a $500,000 follow-on investment in Nextreme Thermal Solutions, Inc.

      On April 19, 2006, we made a $1,750,547 new investment in a privately held, tiny technology company.

      On April 20, 2006, we made a $2,500,000 new investment in privately held Innovalight, Inc.

      On May 5, 2006, we made a $59,403 follow-on investment in a privately held, tiny technology portfolio company.


--------------------------------------------------------------------------------
                           HARRIS & HARRIS GROUP, INC.
                              FINANCIAL HIGHLIGHTS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                    Three Months Ended March 31
                                                                    ---------------------------
                                                                    2006                    2005
                                                               ---------------          --------------
Per Share Operating Performance
Net asset value per share, beginning of period                 $          5.68          $         4.33

     Net operating income (loss)*                                        (0.04)                   (.04)

     Net realized income (loss) on investments*                          (0.00)                   (.06)

     Net increase (decrease) in unrealized appreciation
        (depreciation) as a result of sales*                             (0.00)                    .08

     Net increase (decrease) in unrealized appreciation
         (depreciation) on investments held*
                                                                         (0.04)                   (.11)
                                                               ---------------          --------------
     Total from investment operations*                                   (0.08)                   (.13)
                                                               ---------------          --------------

     Net decrease as a result of deemed
        dividend shareholder tax credit                                      0                       0
                                                               ---------------          --------------

     Total distributions                                                     0                       0

     Net increase as a result of stock offering                              0                       0
                                                               ---------------          --------------

     Total increase from capital stock transactions                          0                       0
                                                               ---------------          --------------

Net asset value per share, end of period                       $          5.60          $         4.20
                                                               ===============          ==============

Stock price per share, end of period                           $         13.95          $        12.04

Total return based on stock price (1)                                     0.36%                 (26.5%)

Supplemental Data:

Net assets, end of period                                      $   116,333,752          $   72,511,352

Ratio of expenses to average net assets (1)                                1.3%                    1.4%

Ratio of net operating loss to average net assets (1)                     (0.7%)                 (1.01%)

Cash dividends paid per share                                  $             0          $            0

Deemed dividend per share                                      $             0          $            0

Number of shares outstanding, end of period                         20,756,345              17,248,845

*Based on Average Shares Outstanding.
(1) Not Annualized

                 The accompanying notes are an integral part of
                                 this schedule.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information contained in this section should be read in conjunction with the unaudited March 31, 2006, Consolidated Financial Statements and the Company's 2005 audited Consolidated Financial Statements and notes thereto.

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

      In 1992, we sold our insurance brokerage and trust company subsidiaries to their respective managements and registered as an investment company under the 1940 Act, commencing operations as a closed-end, non-diversified investment company. In 1995, we elected to become a business development company subject to the provisions of Sections 55 through 65 of the 1940 Act. Throughout our corporate history, we have made early stage venture capital investments in a variety of industries. We define venture capital investments as investments in start-up firms and small businesses with exceptional growth potential. In 1994, we made our first tiny technology investment. From August 2001 through March 31, 2006, all 27 of our initial investments have been exclusively in tiny technology.

      Since our investment in Otisville in 1983 through March 31, 2006, we have made a total of 69 venture capital investments, including four private placement investments in securities of publicly traded companies. We have sold 44 of these 69 investments, realizing total proceeds of $143,614,382 on our invested capital of $51,144,319. Eighteen of these 44 investments were profitable. As measured from first dollar in to last dollar out, the average and median holding periods for these 44 investments were 3.63 years and 3.18 years, respectively. As measured by the 149 separate rounds of investment within these 44 investments, the average and median holding periods for the 149 separate rounds of investment were 2.85 years and 2.53 years, respectively. At March 31, 2006, we valued the 25 venture capital investments remaining in our portfolio at $42,400,340, or
36.4 percent of our net assets, including net unrealized depreciation of $4,710,554. At March 31, 2006, from first dollar in, the average and median holding periods for these 25 venture capital investments were 2.92 years and
1.90 years, respectively. As measured by the 60 separate rounds of investment within these 25 investments, the average and median holding periods for the 60 separate rounds of investment were 2.45 years and 1.78 years, respectively.

      We have invested a substantial portion of our assets in venture capital investments of private, development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth, have little or no history of operations and are developing unproven technologies. At March 31, 2006, $42,400,340, or 36.4 percent, of our net assets at fair value consisted of private venture capital investments, net of unrealized depreciation of $4,710,554. At December 31, 2005, $33,187,333, or
28.1 percent, of our net assets at fair value consisted of private venture capital investments, net of unrealized depreciation of $4,519,009.

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

      Net Operating Income / (Loss) - the difference between our income from interest, dividends and fees and our operating expenses.

      Net Realized Income / (Loss) on Investments - the difference between the net proceeds of sales of portfolio securities and their stated cost, plus income from interests in limited liability companies.

      Net Increase / (Decrease) in Unrealized  Appreciation  or  Depreciation on
Investments - the net unrealized change in the value of our investment portfolio.

      Owing to the structure and objectives of our business, we generally expect to experience net operating losses and seek to generate increases in our net assets from operations through the long-term appreciation of our venture capital investments. We have relied, and continue to rely, on proceeds from sales of investments, rather than on investment income, to defray a significant portion of our operating expenses. Because such sales are unpredictable, we attempt to maintain adequate working capital to provide for fiscal periods when there are no such sales.

Results of Operations

Three months ended March 31, 2006, as compared to the three months ended March 31, 2005

      In the three months ended March 31, 2006, and March 31, 2005, we had net decreases in net assets resulting from operations of $1,653,990 and $2,233,447, respectively.

Investment Income and Expenses:

      We had net operating losses of $767,743 and $745,590 for the three months ended March 31, 2006, and March 31, 2005, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses. During the three months ended March 31, 2006, and 2005, total investment income was $804,862 and $260,108, respectively. During the three months ended March 31, 2006, and 2005, total operating expenses were $1,572,605 and $1,005,698, respectively.

      During the first three months of 2006, as compared with the same period in 2005, investment income increased owing to an increase in our holdings of U.S. Government and Government Agency securities and an increase in interest rates. At March 31, 2006, our holdings of such securities were $71,331,140 as compared with $40,191,188 at March 31, 2005.

      The increase in operating expenses for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, was primarily owing to increases in salaries and benefits, profit sharing provision and rental expense. Salaries and benefits increased by $218,670, or 38.5 percent, through March 31, 2006, as compared to March 31, 2005. The increase in salaries and benefits reflects expenses associated with ten full-time employees and one part-time employee during the first quarter of 2006, as compared with eight full-time employees during the first quarter of 2005. Profit sharing expense was $0 for the first quarter of 2006, as compared with a reversal of $(311, 594) in 2005. This reversal served to reduce operating expenses by $311,594 during the first quarter of 2005. Rent expense increased by $12,556, or 25.8 percent, owing primarily to the additional rent expense for the Palo Alto, California, office.

Realized Income and Losses from Investments:

      During the three months ended March 31, 2006, we realized net gains on investments of $11,953. During the three months ended March 31, 2005, we realized net losses on investments of $1,036,044.

      During the three months ended March 31, 2006, we realized net gains of $11,953, consisting primarily of proceeds received from the liquidation of Optiva, Inc., offset by losses realized on our investment in AlphaSimplex Group, LLC. During 2005, we deemed the securities we held in Optiva, Inc., worthless and recorded the proceeds received and due to us on the liquidation of our bridge notes, realizing a loss of $1,619,245. At December 31, 2005, we recorded a $75,000 receivable for estimated proceeds from the final payment on the Optiva, Inc., bridge notes. During the first quarter of 2006, we received payment of $95,688 from these bridge notes, resulting in the realized gain of $20,688 on Optiva, Inc. These gains were offset by losses of $12,257 on our investment in AlphaSimplex Group, LLC.

      During the three months ended March 31, 2005, we realized net losses of $1,036,044, consisting primarily of a realized loss of $1,358,286 from the sale of our investment in Agile Materials & Technologies, Inc., offset by a realized gain of $255,486 resulting from the receipt of funds that were held in escrow for one year from the March 2004 merger of NanoGram Devices Corporation and a wholly owned subsidiary of Wilson Greatbatch Technologies, Inc. In March 2004, we set up a reserve for the escrow of $255,486, by a charge to realized income from investments. On March 16, 2005, the funds were released from escrow to us, and we released the reserve and recorded the realized income.

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

      During the three months ended March 31, 2006, net unrealized depreciation on total investments increased by $888,594, or 19.4 percent, from net unrealized depreciation of $4,588,550 at December 31, 2005, to net unrealized depreciation of $5,477,145 at March 31, 2006. Net unrealized depreciation on investments increased by $447,596, or 37.4 percent, during the three months ended March 31, 2005, from $1,197,428 at December 31, 2004, to $1,645,024 at March 31, 2005.

      During the three months ended March 31, 2006, net unrealized depreciation on our venture capital investments increased by $191,545 from $4,519,009 to $4,710,554, owing primarily to a decrease in the valuation of our investment in Zia Laser, Inc. Unrealized depreciation on our U.S. Government and Government Agency Securities portfolio increased from $69,541 at December 31, 2005, to $766,591 at March 31, 2006.

      During the three months ended March 31, 2005, net unrealized depreciation on our venture capital investments increased by $309,439, from $874,645 to $1,184,084, primarily owing to a decrease in the valuation of our investment in NeuroMetrix, Inc., of $2,250,029, offset by an increase in the valuation of our investment in Nantero, Inc., of $813,771. In addition, unrealized depreciation decreased by $1,364,081 as a result of the loss realized on the sale of Agile Materials & Technologies, Inc.

Financial Condition

Three Months ended March 31, 2006

      At March 31, 2006, our total assets and net assets were $121,339,323 and $116,333,752, respectively, compared with $132,938,120 and $117,987,742 at
December 31, 2005, respectively.

      At March 31, 2006, net asset value per share ("NAV") was $5.60, as compared with $5.68 at December 31, 2005. Our shares outstanding remained unchanged during the three months ended March 31, 2006.

      Significant developments in the three months ended March 31, 2006, were an increase in the value of our venture capital investments of $9,213,007 and a decrease in the value of our investment in U.S. government and agency obligations of $24,919,724. The increase in the value of our venture capital investments, from $33,187,333 at December 31, 2005, to $42,400,340 at March 31, 2006, resulted primarily from two new and two follow-on investments, partially offset by a net decrease of $199,757 in the net value of our previous venture capital investments. The decrease in the value of our U.S. government and agency obligations, from $96,250,864 at December 31, 2005, to $71,331,140 at March 31, 2006, is primarily owing to the use of funds for investments totaling $9,412,764, tax payments of $8,291,973, profit sharing payments of $1,897,072, and net operating expenses. In addition, cash increased from $1,213,289 at December 31, 2005, to $4,470,822 at March 31, 2006, primarily owing to the maturity of a Treasury Bill on March 31, 2006.

      The following table is a summary of additions to our portfolio of venture capital investments during the three months ended March 31, 2006:

                    New Investment                                    Amount
                    --------------                                 -------------
                    Evolved Nanomaterial Sciences, Inc.            $2,800,000
                    Metabolon, Inc.                                $2,500,000


                    Follow-on Investment
                    CSwitch Corporation                            $2,850,000
                    NanoGram Corporation                           $1,262,764
                                                                   ----------

                    Total                                           $9,412,764
                                                                    ==========

      The following tables summarize the fair values of our portfolios of venture capital investments and U.S. government and agency obligations, as compared with their cost, at March 31, 2006, and December 31, 2005:

                                                                  March 31, 2006    December 31, 2005
                                                                  --------------    -----------------
Venture capital investments,
     at cost                                                       $47,110,894        $37,706,342
Net unrealized depreciation (1)                                      4,710,554          4,519,009
                                                                   -----------        -----------
Venture capital investments,
     at fair value                                                 $42,400,340        $33,187,333
                                                                   ===========        ===========

                                                                  March 31, 2006    December 31, 2005
                                                                  --------------    -----------------
U.S. government and agency
     obligations, at cost                                          $72,097,731        $96,320,405
Net unrealized depreciation(1)                                         766,591             69,541
                                                                   -----------        -----------
U.S. government and agency
     obligations, at fair value                                    $71,331,140        $96,250,864
                                                                   ===========        ===========

1)At March 31, 2006, and December 31, 2005, the net accumulated unrealized depreciation on investments, including deferred taxes, was $5,652,719 and $4,764,125, respectively.

         The following table summarizes the fair value composition of our venture capital investment portfolio at March 31, 2006, and December 31, 2005.

                                                                  March 31, 2006    December 31, 2005
                                                                  --------------    -----------------
         Category

         Tiny Technology                                                  99.9%              99.9%
         Other Venture Capital Investments                                 0.1%               0.1%
                                                                   -----------        -----------
         Total Venture Capital Investments                               100.0%             100.0%
                                                                   ===========        ===========

Liquidity

      Our primary sources of liquidity are cash, receivables and freely marketable securities, net of short-term indebtedness. Our secondary sources of liquidity are restricted securities of companies that are publicly traded.

      At March 31, 2006, and December 31, 2005, our total net primary liquidity was $76,377,187 and $97,797,219, respectively, and our secondary liquidity was $0 and $0, respectively.

      The decrease in our primary liquidity from December 31, 2005, to March 31, 2006, is primarily owing to the use of funds for investments, profit sharing and tax payments, as well as net operating expenses.

Capital Resources

      In 2004, we registered with the Securities and Exchange Commission for the sale of up to 7,000,000 shares of our common stock from time to time. In July 2004, we sold 3,450,000 common shares for gross proceeds of $36,501,000; net proceeds of the offering, after offering costs of $372,825, were $36,128,175. In September 2005, we completed the sale of 3,507,500 common shares, for total gross proceeds of $37,091,813. Net proceeds, after offering costs of $565,246, were $36,526,567. We intend to use, and have been using, the net proceeds of the offerings to make new investments in tiny technology as well as follow-on investments in our existing venture capital investments, and for working capital. Through March 31, 2006, we have used $34,400,685 from these two offerings for these purposes.

Critical Accounting Policies

      The Company's significant accounting policies are described in Note 3 to the Consolidated Financial Statements and in the Footnote to the Consolidated Schedule of Investments. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and those that require management's most difficult, complex or subjective judgments. The Company considers the following accounting policies and related estimates to be critical:

Valuation of Portfolio Investments

      As a business development company, we invest in illiquid securities including debt and equity securities of private companies. These investments are generally subject to restrictions on resale and generally have no established trading market. We value substantially all of our equity investments at fair value as determined in good faith by our valuation committee on a quarterly basis. The valuation committee, comprised of three or more non-interested board members, reviews and approves the valuation of our investments within the valuation procedures established by the board of directors. Fair value is generally defined as the amount that an investment could be sold for in an orderly disposition over a reasonable time. Generally, to increase objectivity in valuing our assets, external measures of value, such as public markets or third party transactions, are utilized whenever possible. Valuation is not based on long term work-out value, nor immediate liquidation value, nor incremental value for potential changes that may take place in the future. Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated. This difference could be material.

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

      The discount rate reflects the current rate at which the post retirement benefit liabilities could be effectively settled considering the timing of expected payments for plan participants. In estimating this rate, we consider rates of return on high quality fixed-income investments included in published bond indexes. We consider the Moody's Aa Corporate Bond Index and the Citigroup Pension Liability Index in the determination of the appropriate discount rate assumptions. The weighted average rate we utilized to measure our post retirement benefit obligation as of December 31, 2005, and calculate our 2006 expense was 5.5 percent, which is a decrease from 5.75 percent used in determining the March 2005 expense.

Recent Developments -- Portfolio Companies

      On April 10, 2006, we made a $500,000 follow-on investment in Nextreme Thermal Solutions, Inc.

      On April 19, 2006, we made a $1,750,547 new investment in a privately held, tiny technology company.

      On April 20, 2006, we made a $2,500,000 new investment in privately held Innovalight, Inc.

      On May 5, 2006, we made a $59,403 follow-on investment in a privately held, tiny technology portfolio company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Our business activities contain elements of risk. We consider the principal types of market risk to be valuation risk and the risk associated with fluctuations in interest rates. Although we are risk-seeking rather than risk-averse in our investments, we consider the management of risk to be essential to our business.

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

      We also invest in short-term money market instruments, and both short and long-term U.S. government and agency obligations. To the extent that we invest in short and long-term U.S. government and agency obligations, changes in interest rates may result in changes in the value of these obligations which would result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements, and the quantity and duration of both the short and long-term U.S. government and agency obligations held by the Company, and it will vary from period to period. If the average interest rate on U. S. government and agency obligations at March 31, 2006, were to increase by 25, 75 and 150 basis points, the weighted average value of these securities held by us at March 31, 2006, would decrease by approximately $421,130, $1,263,390 and $2,526,780, respectively, and our net asset value would decrease correspondingly.

      In addition, in the future, we may from time to time opt to borrow money to make investments in the future. Our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest such funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we choose to borrow funds for investing purposes.

Item 4. Controls and Procedures

      (a) Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company's management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the
Securities Exchange Act of 1934 (the "1934 Act")). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures. As of March 31, 2006, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

      (b) Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the first quarter of 2006 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

      Investing in our shares of common stock involves significant risks relating to our business and investment objective. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2005, before you purchase any of our shares of common stock. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits

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

                                   SIGNATURES

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

Date: May 8, 2006

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