Form 10-Q
period 2006-06-30
HARRIS & HARRIS GROUP INC /NY/
filed 2006-08-09
CIK 893739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 2006

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

               Yes        [X]               No     [_]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer [_]   Accelerated Filer [X]    Non-Accelerated Filer [_]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

               Yes        [_]               No     [X]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at August 9, 2006
--------------------------------------------------------------------------------
Common Stock, $0.01 par value per share                20,756,345 shares

                           Harris & Harris Group, Inc.
                            Form 10-Q, June 30, 2006

                                                                    Page Number
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements................................. 1

Consolidated Statements of Assets and Liabilities......................... 2

Consolidated Statements of Operations..................................... 3

Consolidated Statements of Cash Flows..................................... 4

Consolidated Statements of Changes in Net Assets.......................... 5

Consolidated Schedule of Investments...................................... 6

Notes to Consolidated Financial Statements................................16

Financial Highlights......................................................24

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations.................................................25

Background and Overview...................................................25

Results of Operations.....................................................27

Financial Condition.......................................................30

Liquidity.................................................................32

Capital Resources.........................................................32

Critical Accounting Policies..............................................33

Recent Developments - Portfolio Companies.................................34

Forward Looking Statements................................................35

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......35

Item 4.   Controls and Procedures.........................................36

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors....................................................37

Item 6.   Exhibits........................................................37

Signature.................................................................38

Exhibit Index.............................................................39

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

      On June 16, 2006, we received SEC certification for 2005, permitting us to qualify for RIC treatment for 2005 (as we had for the years 1999 through 2004). Although the SEC certification for 2005 was issued, there can be no assurance that we will qualify for or receive such certification for subsequent years (to the extent we need additional certification as a result of changes in our portfolio) or that we will actually qualify for Subchapter M treatment in subsequent years. In addition, under certain circumstances, even if we qualified for Subchapter M treatment in a given year, we might take action in a subsequent year to ensure that we would be taxed in that subsequent year as a C Corporation, rather than as a RIC.

--------------------------------------------------------------------------------
                           HARRIS & HARRIS GROUP, INC.
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
--------------------------------------------------------------------------------

                                                               ASSETS
                                                               ------

                                                                                    June 30, 2006         December 31, 2005
                                                                                      (Unaudited)


Investments, at value (Cost:  $123,047,918 at 6/30/06,
     $134,026,747 at 12/31/05).............................................     $     116,990,093          $    129,438,197
Cash and cash equivalents..................................................                78,904                 1,213,289
Restricted funds...........................................................             1,942,840                 1,730,434
Receivable from portfolio company..........................................                     0                    75,000
Interest receivable........................................................               590,101                   248,563
Prepaid expenses...........................................................               293,709                     2,993
Other assets...............................................................               205,118                   229,644
                                                                                -----------------          ----------------
Total assets...............................................................     $     120,100,765          $    132,938,120
                                                                                =================          ================


                                                      LIABILITIES & NET ASSETS
                                                      ------------------------

Accounts payable and accrued liabilities...................................     $       3,344,448          $      3,174,183
Accrued profit sharing (Note 5)............................................               210,786                 2,107,858
Deferred rent..............................................................                24,727                    31,003
Current taxes payable......................................................             1,354,504                 1,514,967
Taxes payable on behalf of shareholders (Note 7)...........................                     0                 8,122,367
                                                                                -----------------          ----------------
Total liabilities..........................................................             4,934,465                14,950,378
                                                                                -----------------          ----------------


Net assets.................................................................     $     115,166,300          $    117,987,742
                                                                                =================          ================


Net assets are comprised of:
Preferred stock, $0.10 par value,
     2,000,000 shares authorized; none issued..............................     $               0          $              0
Common stock, $0.01 par value, 45,000,000 shares
     authorized at 6/30/06 and 30,000,000 at 12/31/05;
     22,585,085 issued at 6/30/06 and 12/31/05.............................               225,851                   225,851
Additional paid in capital (Notes 4 & 8)...................................           122,265,187               122,149,642
Accumulated net realized income............................................             2,314,191                 3,781,905
Accumulated unrealized depreciation of investments.........................            (6,233,398)               (4,764,125)
Treasury stock, at cost (1,828,740 shares at 6/30/06 and
     12/31/05).............................................................            (3,405,531)               (3,405,531)
                                                                                -----------------          ----------------

Net assets.................................................................     $     115,166,300          $    117,987,742
                                                                                =================          ================

Shares outstanding.........................................................            20,756,345                20,756,345
                                                                                =================          ================

Net asset value per outstanding share......................................     $            5.54          $           5.68
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

--------------------------------------------------------------------------------
                           HARRIS & HARRIS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                         Three Months Ended June 30              Six Months Ended June 30
                                                         --------------------------              ------------------------
                                                           2006               2005                2006               2005
                                                    ------------------  ----------------    ----------------  -----------------
Investment income:
   Interest from:
         Fixed-income securities .................  $          780,265  $        202,132    $      1,582,627  $         428,482
         Portfolio companies......................                   0           (48,390)                  0             (9,780)
         Miscellaneous income.....................               5,000             4,975               7,500              5,124
                                                     -----------------  ----------------    ----------------  -----------------
         Total investment income..................             785,265           158,717           1,590,127            423,826
                                                     -----------------  ----------------    ----------------  -----------------

Expenses:
   Salaries, benefits and stock-based
   Compensation (Note 4)..........................             804,151           614,610           1,590,512          1,182,300
   Administration and operations..................             406,092           487,144             728,541            809,106
   Profit-sharing provision (Note 5)..............                   0         2,012,465                   0          1,700,871
   Professional fees.............................               97,938           218,122             387,825            490,587
   Rent...........................................              57,381            51,180             118,619             99,861
   Directors' fees and expenses..................               94,900            55,082             180,802            140,741
   Depreciation...................................              16,128            16,073              32,896             31,342
   Custodian fees.................................               2,562             6,135              12,562             11,699
                                                    ------------------  ----------------    ----------------  -----------------
         Total expenses...........................           1,479,152         3,460,811           3,051,757          4,466,507
                                                    ------------------  ----------------    ----------------  -----------------

Net operating loss................................            (693,887)       (3,302,094)         (1,461,630)        (4,042,681)
                                                    ------------------  ----------------    ----------------  -----------------

Net realized gain (loss) from investments:
   Realized gain (loss) from investments..........               1,500        (1,386,741)             13,453         (2,427,785)
   Income tax expense (Note 7)....................               9,931               634              19,537              4,851
                                                    ------------------  ----------------    ----------------  -----------------
   Net realized loss from investments.............              (8,431)       (1,387,375)             (6,084)        (2,432,636)
                                                    ------------------  ----------------    ----------------  -----------------

Net (increase) decrease in unrealized
depreciation on investments:
   Change as a result of investment sales.........                   0         1,766,210                   0          2,956,491
   Change on investments held.....................            (580,679)        9,925,106          (1,469,273)         8,287,230
                                                    ------------------  ----------------    ----------------  -----------------
   Net (increase) decrease in unrealized
   depreciation on investments....................            (580,679)       11,691,316          (1,469,273)        11,243,721
                                                    ------------------  ----------------    ----------------  -----------------

Net realized and unrealized (loss)
gain from investments.............................            (589,110)       10,303,941          (1,475,357)         8,811,085
                                                    ------------------  ----------------    ----------------  -----------------

Net (decrease) increase in net assets
resulting from operations:
   Total..........................................  $       (1,282,997) $      7,001,847    $     (2,936,987) $       4,768,404
                                                    ==================  =================   ================  =================

   Per average basic and diluted
   outstanding share..............................  $            (0.06) $           0.41    $          (0.14) $            0.28
                                                    ==================  ================    ================  =================

   Average outstanding shares.....................          20,756,345        17,248,845          20,756,345         17,248,845
                                                    ==================  ================    ================  =================

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

--------------------------------------------------------------------------------
                           HARRIS & HARRIS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                               Six Months Ended            Six Months Ended
                                                                                  June 30, 2006               June 30, 2005
Cash flows from operating activities:
Net (decrease) increase in net assets resulting
    from operations..........................................................  $    (2,936,987)             $     4,768,404
Adjustments to reconcile net increase (decrease)
    in net assets resulting from operations to net cash
    (used in) provided by operating activities:
    Net realized and unrealized loss (gain) on investments................            1,455,820                 (8,815,936)
    Depreciation and amortization.........................................            (476,238)                      31,342
    Stock-based compensation expense......................................              115,545                           0

Changes in assets and liabilities:
    Payable to broker for unsettled trade.................................                                       18,297,158
    Restricted funds......................................................            (212,406)                    (25,214)
    Receivable from portfolio company.....................................               75,000                      10,000
    Funds in escrow.......................................................                    0                   (999,999)
    Interest receivable...................................................            (341,538)                    (11,318)
    Income tax receivable.................................................                    0                     (5,411)
    Prepaid expenses .....................................................            (290,716)                     310,136
    Other assets..........................................................                    0                       1,238
    Accounts payable and accrued liabilities..............................              170,265                   (130,258)
    Accrued profit sharing................................................          (1,897,072)                   1,700,871
    Deferred rent.........................................................              (6,276)                     (3,401)
    Current income tax liability..........................................          (8,282,830)                           0
                                                                             ------------------             ---------------

    Net cash (used in) provided by operating activities...................         (12,627,433)                  15,127,612
                                                                             ------------------             ---------------

Cash flows from investing activities:
    Net sale of short-term investments
        and marketable securities.........................................           29,644,461                   8,237,450
    Investment in private placements and loans............................         (18,165,017)                 (5,634,297)
    Proceeds from sale of investments.....................................               22,188                     661,458
    Purchase of fixed assets..............................................              (8,584)                    (30,666)
                                                                             ------------------             ---------------

    Net cash provided by investing activities.............................           11,493,048                   3,233,945
                                                                             ------------------             ---------------

Net increase (decrease) in cash and cash equivalents:
    Cash and cash equivalents at beginning of the period..................            1,213,289                     650,332
    Cash and cash equivalents at end of the period........................               78,904                  19,011,889
                                                                             ------------------             ---------------

    Net (decrease) increase in cash and cash equivalents..................   $      (1,134,385)             $    18,361,557
                                                                             ==================             ===============

Supplemental disclosures of cash flow information:
    Income taxes paid.....................................................   $        8,302,367             $         7,150

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

--------------------------------------------------------------------------------
                           HARRIS & HARRIS GROUP, INC.
                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
--------------------------------------------------------------------------------

                                                                             Six Months Ended                    Year Ended
                                                                                June 30, 2006             December 31, 2005
                                                                                  (Unaudited)

Changes in net assets from operations:

     Net operating loss............................................       $       (1,461,630)             $     (5,465,761)
     Net realized (loss) income on investments.....................                   (6,084)                   14,208,789
     Net (increase) in unrealized depreciation
         on investments as a result of sales.......................                        0                   (23,181,420)
     Net (increase) decrease in unrealized depreciation
         on investments held.......................................               (1,469,273)                   19,790,298
     Net change in deferred taxes..................................                        0                     1,364,470
                                                                          -------------------             ----------------


Net (decrease) increase  in net assets
     resulting from operations.....................................               (2,936,987)                    6,716,376
                                                                          -------------------             ----------------


Changes in net assets from capital
     stock transactions:

     Stock-based compensation......................................                  115,545                             0
     Proceeds from sale of stock...................................                        0                        35,075
     Additional paid in capital on common stock issued.............                        0                    36,491,492
                                                                          -------------------             ----------------


Net increase in net assets resulting from
     capital stock transactions....................................                  115,545                    36,526,567
                                                                          -------------------             ----------------


Net (decrease) increase in net assets..............................               (2,821,442)                   43,242,943
                                                                          -------------------             ----------------


Net assets:

     Beginning of the period.......................................              117,987,742                    74,744,799
                                                                          -------------------             -----------------

     End of the period.............................................       $      115,166,300              $    117,987,742
                                                                          ===================             =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------
                           HARRIS & HARRIS GROUP, INC.
            CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2006
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                                               Method of      Shares/
                                                                           Valuation (3)    Principal         Value
                                                                           -------------    ---------         -----

Investments in Unaffiliated Companies (6)(7) - 15.7% of net assets

Private Placement Portfolio (Illiquid) - 15.7% of net assets

AlphaSimplex Group, LLC (2) -- Investment management company headed by
     Dr. Andrew W. Lo, holder of the Harris & Harris Group Chair at MIT
     Limited Liability Company Interest...........................................(B)          --         $     4,058
                                                                                                          -----------

Crystal IS, Inc. (1)(2)(5) -- Developing a technology to grow single-crystal boules of aluminum nitride for gallium nitride electronics
     Series A Convertible Preferred Stock.........................................(A)         274,100         199,983
     Secured Convertible Bridge Note (including interest).........................(A)         $68,568          69,382
                                                                                                         ------------
                                                                                                              269,365
                                                                                                         ------------

Exponential Business  Development  Company (1)(2) -- Venture capital partnership focused on early stage companies
     Limited Partnership Interest.................................................(B)          --                   0
                                                                                                         ------------

Molecular Imprints, Inc. (1)(2) -- Manufacturing nanoimprint lithography capital equipment
     Series B Convertible Preferred Stock.........................................(A)       1,333,333       2,000,000
     Series C Convertible Preferred Stock.........................................(A)       1,250,000       2,500,000
     Warrants at $2.00 expiring 12/31/11..........................................(B)         125,000               0
                                                                                                         ------------
                                                                                                            4,500,000
                                                                                                         ------------

Nanosys, Inc. (1)(2)(5) -- Developing zero and one-dimensional inorganic nanometer-scale materials for use in nanotechnology-
     enabled systems
     Series C Convertible Preferred Stock.........................................(C)         803,428       2,370,113
     Series D Convertible Preferred Stock.........................................(C)       1,016,950       3,000,003
                                                                                                         ------------
                                                                                                            5,370,116
                                                                                                         ------------

Nantero, Inc. (1)(2)(5) -- Developing a high-density, nonvolatile, random access memory chip, using nanotechnology
     Series A Convertible Preferred Stock.........................................(C)         345,070       1,046,908
     Series B Convertible Preferred Stock.........................................(C)         207,051         628,172
     Series C Convertible Preferred Stock.........................................(C)         188,315         571,329
                                                                                                         ------------
                                                                                                            2,246,409
                                                                                                         ------------

        The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                           HARRIS & HARRIS GROUP, INC.
            CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2006
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                               Method of           Shares/
                                                                           Valuation (3)         Principal         Value
                                                                           -------------         ---------         -----
Investments in Unaffiliated Companies (6)(7) - 15.7% of net assets (cont.)

Private Placement Portfolio (Illiquid) - 15.7% of net assets (cont.)


NeoPhotonics Corporation (1)(2) -- Developing and manufacturing planar optical devices and components
    Common Stock  ................................................................(C)              716,195     $    67,736
    Series 1 Convertible Preferred Stock..........................................(C)            1,831,256       1,831,256
    Series 2 Convertible Preferred Stock..........................................(C)              741,898         741,898
    Series 3 Convertible Preferred Stock..........................................(C)            2,750,000       2,750,000
    Warrants at $0.15 expiring 01/26/10...........................................(C)               16,364             164
    Warrants at $0.15 expiring 12/05/10...........................................(C)               14,063             140
                                                                                                              ------------
                                                                                                                 5,391,194
                                                                                                              ------------

Polatis, Inc. (1)(2)(5)(10) -- Developing optical networking components by merging materials, MEMS and electronics technologies
     Series A-1 Convertible Preferred Stock.......................................(B)               16,775          47,828
     Series A-2 Convertible Preferred Stock.......................................(B)               71,611         204,172
                                                                                                              ------------
                                                                                                                   252,000
                                                                                                              ------------



Total Unaffiliated Private Placement Portfolio (cost: $18,280,716)........................................     $18,033,142
                                                                                                               ===========

Total Investments in Unaffiliated Companies (cost: $18,280,716)...........................................     $18,033,142
                                                                                                               ===========

        The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                           HARRIS & HARRIS GROUP, INC.
            CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2006
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                   Method of        Shares/
                                                                               Valuation (3)      Principal        Value
                                                                               -------------      ---------        -----
Investments in Non-Controlled Affiliated Companies (6)(8) - 25.5% of net assets

Private Placement Portfolio (Illiquid) - 25.5% of net assets

BridgeLux, Inc. (1)(2)(11) -- Manufacturing high-power light emitting diodes
     Series B Convertible Preferred Stock.........................................(A)             1,861,504    $    1,000,000
                                                                                                               --------------


Cambrios Technologies  Corporation (1)(2)(5) -- Developing commercially relevant materials by evolving  biomolecules to express  control over  nanostructure synthesis
     Series B Convertible Preferred Stock.........................................(A)             1,294,025         1,294,025
                                                                                                               --------------


Chlorogen, Inc. (1)(2)(5) -- Developing patented chloroplast technology to produce plant-made proteins
     Series A Convertible Preferred Stock.........................................(A)             4,478,038           785,000
     Series B Convertible Preferred Stock.........................................(A)             2,077,930           364,261
                                                                                                               --------------
                                                                                                                    1,149,261

CSwitch, Inc. (1)(2)(5) -- Developing next-generation, system-on-a-chip solutions for communications-based platforms
     Series A-1 Convertible Preferred Stock.......................................(C)             6,700,000         3,350,000
                                                                                                               --------------


D-Wave Systems, Inc. (1)(2)(4)(5)(13) -- Developing high-performance quantum computing systems
     Series B Convertible Preferred Stock.........................................(A)             2,000,000         1,793,722
     Warrants at $0.85 expiring 10/19/07..........................................(B)             1,800,000                 0
                                                                                                               --------------
                                                                                                                    1,793,722
                                                                                                               --------------

Innovalight, Inc. (1)(2)(4)(5) - Developing renewable energy products using silicon nanotechnology
     Series B Convertible Preferred Stock.........................................(A)            16,666,666         2,500,000
                                                                                                               --------------


Kereos, Inc. (1)(2)(5)  --  Developing molecular imaging agents and targeted therapeutics to image and treat cancer and
     cardiovascular disease
     Series B Convertible Preferred Stock.........................................(A)               349,092           960,000
                                                                                                               --------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------
                           HARRIS & HARRIS GROUP, INC.
            CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2006
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                   Method of        Shares/
                                                                               Valuation (3)      Principal        Value
                                                                               -------------      ---------        -----
Investments in Non-Controlled  Affiliated Companies (6)(8) - 25.5% of net assets
(cont.)

Private Placement Portfolio (Illiquid) - 25.5% of net assets (cont.)


Kovio, Inc. (1)(2)(5)  --  Developing semiconductor products using printed electronics and thin-film technologies
     Series C Convertible Preferred Stock.........................................(A)            2,500,000       $  3,000,000
                                                                                                                 ------------


Mersana Therapeutics, Inc. (1)(2)(5)(12) -- Developing advanced polymers for drug delivery
    Series A Convertible Preferred Stock..........................................(C)               68,452            136,904
    Series B Convertible Preferred Stock..........................................(C)              616,500          1,233,000
    Warrants at $2.00 expiring 10/21/10...........................................(B)               91,625                  0
                                                                                                               --------------
                                                                                                                    1,369,904

Metabolon, Inc. (1)(2)(4)(5) - Discovering biomarkers through the use of metabolomics
     Series B Convertible Preferred Stock.........................................(A)            2,173,913          2,500,000
                                                                                                               --------------


NanoGram Corporation (1)(2)(5) -- Developing a broad suite of intellectual property utilizing nanotechnology
     Series I Convertible Preferred Stock.........................................(C)               63,210             64,259
     Series II Convertible Preferred Stock........................................(C)            1,250,904          1,271,670
     Series III Convertible Preferred Stock.......................................(C)            1,242,144          1,262,764
                                                                                                               --------------
                                                                                                                    2,598,693
                                                                                                               --------------

Nanomix, Inc. (1)(2)(5) -- Producing nanoelectronic sensors that integrate carbon nanotube electronics with silicon microstructures
    Series C Convertible Preferred Stock..........................................(A)            9,779,181          2,500,000
                                                                                                               --------------


NanoOpto Corporation (1)(2)(5) -- Manufacturing  discrete and integrated optical communications  sub-components on a chip by utilizing nano manufacturing and nano coating technology
    Series A-1 Convertible Preferred Stock........................................(C)              267,857             32,490
    Series B Convertible Preferred Stock..........................................(C)            3,819,935          1,110,073
    Series C Convertible Preferred Stock..........................................(C)            1,932,789            842,503
    Series D Convertible Preferred Stock..........................................(C)            1,397,218            433,138
    Warrants at $0.4359 expiring 03/15/10.........................................(B)              193,279                  0
                                                                                                               --------------
                                                                                                                    2,418,204
                                                                                                               --------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------
                           HARRIS & HARRIS GROUP, INC.
            CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2006
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                   Method of        Shares/
                                                                               Valuation (3)      Principal        Value
                                                                               -------------      ---------        -----
Investments in Non-Controlled  Affiliated Companies (6)(8) - 25.5% of net assets
(cont.)

Private Placement Portfolio (Illiquid) - 25.5% of net assets (cont.)


Nextreme Thermal Solutions, Inc. (1)(2)(5) -- Developing thin-film thermoelectric devices
    Series A Convertible Preferred Stock..........................................(A)             1,000,000    $    1,000,000
                                                                                                               --------------


Questech Corporation (1)(2) -- Manufacturing and marketing
     proprietary metal and stone decorative tiles
     Common Stock.................................................................(B)               646,954           781,520
     Warrants at $1.50 expiring 08/03/06..........................................(B)                 8,500                 0
     Warrants at $1.50 expiring 11/21/07..........................................(B)                 3,750                 0
     Warrants at $1.50 expiring 11/19/08..........................................(B)                 5,000                 0
     Warrants at $1.50 expiring 11/19/09..........................................(B)                 5,000                 0
                                                                                                              ---------------
                                                                                                                      781,520
                                                                                                              ---------------

Solazyme, Inc. (1)(2)(5) -- Developing energy-harvesting
     machinery of photosynthetic microbes to produce industrial and pharmaceutical molecules
     Series A Convertible Preferred Stock.........................................(C)               988,204           385,400
                                                                                                              ---------------


Starfire Systems, Inc. (1)(2)(5) --Producing ceramic-forming polymers
     Common Stock.................................................................(A)               375,000           150,000
     Series A-1 Convertible Preferred Stock.......................................(C)               600,000           600,000
                                                                                                              ---------------
                                                                                                                      750,000
                                                                                                              ---------------

Zia Laser, Inc. (1)(2)(5) -- Developing quantum dot semiconductor lasers
     Series C Convertible Preferred Stock.........................................(B)             1,500,000                 0
                                                                                                              ---------------

Total Non-Controlled Private Placement Portfolio (cost: $34,033,245)......................................... $    29,350,729
                                                                                                              ===============

Total Investments in Non-Controlled Affiliated Companies (cost: $34,033,245)................................. $    29,350,729
                                                                                                              ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------
                           HARRIS & HARRIS GROUP, INC.
            CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2006
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                   Method of        Shares/
                                                                               Valuation (3)      Principal        Value
                                                                               -------------      ---------        -----
Investments in Controlled Affiliated Companies (6)(9) - 3.1% of net assets

Private Placement Portfolio (Illiquid) - 3.1% of net assets


Evolved Nanomaterial Sciences, Inc. (1)(2)(4)(5) -- Developing
     nanotechnology-enhanced approaches for the resolution of
     chiral molecules
     Series A Convertible Preferred Stock.........................................(A)             5,870,021       $  2,800,000
                                                                                                                  ------------


SiOnyx, Inc. (1)(2)(4)(5) -- Developing silicon-based
     optoelectronic products enabled by its proprietary, "Black Silicon"
     Series A Convertible Preferred Stock.........................................(A)             2,334,994            750,000
                                                                                                                  ------------


Total Controlled Private Placement Portfolio (cost: $3,550,000).................................................  $  3,550,000
                                                                                                                  ============

Total Investments in Controlled Affiliated Companies (cost: $3,550,000).........................................  $  3,550,000
                                                                                                                  ============


U.S. Government and Agency Securities - 57.4% of net assets

     U.S. Treasury Bills -- due date 08/31/06 ....................................  (J)          10,415,000       $ 10,334,284
     U.S. Treasury Notes -- due date 11/30/07, coupon 4.25%.......................  (H)           6,500,000          6,414,200
     U.S. Treasury Notes -- due date 02/15/08, coupon 3.375%......................  (H)           9,000,000          8,747,550
     U.S. Treasury Notes -- due date 05/15/08, coupon 3.75%.......................  (H)           9,000,000          8,772,570
     U.S. Treasury Notes -- due date 09/15/08, coupon 3.125%......................  (H)           5,000,000          4,791,000
     U.S. Treasury Notes -- due date 01/15/09, coupon 3.25%.......................  (H)           3,000,000          2,866,650
     U.S. Treasury Notes -- due date 02/15/09, coupon 4.50%.......................  (H)           5,100,000          5,019,318
     U.S. Treasury Notes -- due date 04/15/09, coupon 3.125%......................  (H)           3,000,000          2,845,560
     U.S. Treasury Notes -- due date 07/15/09, coupon 3.625%......................  (H)           3,000,000          2,874,720
     U.S. Treasury Notes -- due date 10/15/09, coupon 3.375%......................  (H)           3,000,000          2,843,910
     U.S. Treasury Notes -- due date 01/15/10, coupon 3.625%......................  (H)           3,000,000          2,856,330
     U.S. Treasury Notes -- due date 04/15/10, coupon 4.00%.......................  (H)           3,000,000          2,886,570
     U.S. Treasury Notes -- due date 07/15/10, coupon 3.875%......................  (H)           3,000,000          2,867,940
     U.S. Treasury Notes -- due date 10/15/10, coupon 4.25%.......................  (H)           2,000,000          1,935,620


Total Investments in U.S. Government and Agency
     Securities (cost: $67,183,957).............................................................................  $ 66,056,222
                                                                                                                  ------------

Total Investments (cost: $123,047,918)..........................................................................  $116,990,093
                                                                                                                  ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------
                           HARRIS & HARRIS GROUP, INC.
            CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2006
                                   (Unaudited)
--------------------------------------------------------------------------------

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

(7) The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $18,280,716. The gross unrealized appreciation based on the tax cost for these securities is $1,732,194. The gross unrealized depreciation based on the tax cost for these securities is $1,979,768.

(8) The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $34,033,245. The gross unrealized appreciation based on the tax cost for these securities is $356,709. The gross unrealized depreciation based on the tax cost for these securities is $5,039,225.

(9) The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $3,550,000. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $0.

(10)  Continuum  Photonics,  Inc.,  merged with Polatis,  Ltd., to form Polatis,
      Inc.

(11)  BridgeLux, Inc., was previously named eLite Optoelectronics, Inc.

(12)  Mersana Therapeutics, Inc., was previously named Nanopharma Corp.

(13) D-Wave Systems, Inc., is located and is doing business primarily in Canada.

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

         Our valuation policy with respect to the five broad investment categories is as follows:

EQUITY-RELATED SECURITIES

         Equity-related securities are valued using one or more of the following basic methods of valuation:

         A. Cost: The cost method is based on our original cost.  This method is
         --------
generally used in the early stages of a company's development until significant positive or negative events occur subsequent to the date of the original investment that dictate a change to another valuation method. Some examples of these events are: (1) a major recapitalization; (2) a major refinancing; (3) a significant third-party transaction; (4) the development of a meaningful public market for a company's common stock; and (5) significant positive or negative changes in a company's business.

         B. Analytical  Method: The analytical method is generally used to value
         ----------------------
an investment position when there is no established public or private market in the company's securities or when the factual information available to us dictates that an investment should no longer be valued under either the cost or private market method. This valuation method is inherently imprecise and ultimately the result of reconciling the judgments of our Valuation Committee members, based on the data available to them. The resulting valuation, although stated as a precise number, is necessarily within a range of values that vary depending upon the significance attributed to the various factors being considered. Some of the factors considered may include the financial condition and operating results of the company, the long-term potential of the business of the company, the values of similar securities issued by companies in similar businesses, the proportion of the company's securities we own and the nature of any rights to require the company to register restricted securities under applicable securities laws.

         C. Private  Market:  The private  market method uses actual,  executed,
         -------------------
historical transactions in a company's securities by responsible third parties as a basis for valuation. The private market method may also use, where applicable, unconditional firm offers by responsible third parties as a basis for valuation.

         D. Public  Market:  The public  market  method is used when there is an
         ------------------
established public market for the class of a company's securities held by us or into which our securities are convertible. Securities for which market quotations are readily available, and which are not subject to substantial legal or contractual and transfer restrictions, are carried at market value as of the time of valuation. Market value for securities traded on securities exchanges or on the Nasdaq National Market is the last reported sales price on the day of valuation. For other securities traded in the over-the-counter market and listed securities for which no sale was reported on that day, market value is the mean of the closing bid price and asked price on that day. This method is the preferred method of valuation when there is an established public market for a company's securities, as that market provides the most objective basis for valuation. If, for any reason, the Valuation Committee determines that market quotations are not reliable, such securities shall be fair valued by the Valuation Committee in accordance with these valuation procedures. We discount market value for securities that are subject to significant legal or contractual transfer restrictions.


INVESTMENTS IN INTELLECTUAL PROPERTY, PATENTS, RESEARCH AND DEVELOPMENT IN TECHNOLOGY OR PRODUCT DEVELOPMENT

         Such investments are carried at fair value using the following basic methods of valuation:

         E. Cost: The cost method is based on our original cost.  This method is
         --------
generally used in the early stages of commercializing or developing intellectual property or patents or research and development in technology or product development until significant positive or adverse events occur subsequent to the date of the original investment that dictate a change to another valuation method.

         F.  Analytical  Method:  The  analytical  method  is used to  value  an
         -----------------------
investment after analysis of the best available outside information where the factual information available to us dictates that an investment should no longer be valued under either the cost or private market method. This valuation method is inherently imprecise and ultimately the result of reconciling the judgments of our Valuation Committee members. The resulting valuation, although stated as a precise number, is necessarily within a range of values that vary depending upon the significance attributed to the various factors being considered. Some of the factors considered may include the results of research and development, product development progress, commercial prospects, term of patent, projected markets, and other subjective factors.

         G. Private  Market:  The private market method uses actual  third-party
         -------------------
investments in the same or substantially similar intellectual property or patents or research and development in technology or product development as a basis for valuation, using actual executed historical transactions by responsible third parties. The private market method may also use, where applicable, unconditional firm offers by responsible third parties as a basis for valuation.

LONG-TERM FIXED INCOME SECURITIES

         H. Readily  Marketable:  Long-term  fixed-income  securities  for which
         -----------------------
market quotations are readily available are carried at market value as of the time of valuation using the most recent bid quotations when available.

         I. Not Readily Marketable:  Long-term fixed-income securities for which
         --------------------------
market quotations are not readily available are carried at fair value as determined in good faith by the Valuation Committee on the basis of available data, which may include credit quality, and interest rate analysis as well as quotations from broker-dealers or, where such quotations are not available, prices from independent pricing services that the Board believes are reasonably reliable and based on reasonable price discovery procedures and data from other sources.

SHORT-TERM FIXED-INCOME INVESTMENTS

         J. Short-Term Fixed-Income Investments are valued in the same manner as
         --------------------------------------
long-term fixed income securities until the remaining maturity is 60 days or less, after which time such securities may be valued at amortized cost if there is no concern over payment at maturity.


ALL OTHER INVESTMENTS

         K. All Other  Investments  are reported at fair value as  determined in
         -------------------------
good faith by the Valuation Committee.

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

         We filed for the 1999 tax year to elect treatment as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code") and qualified for the same treatment for the years 2000 through 2005. However, there can be no assurance that we will qualify as a RIC for 2006 or subsequent years. In addition, under certain circumstances, even if we qualified for Subchapter M treatment for a given year, we might take action in a subsequent year to ensure that we would be taxed in that subsequent year as a C Corporation, rather than as a RIC. As a RIC, we must, among other things, distribute at least 90 percent of our investment company taxable income and may either distribute or retain our realized net capital gains on investments.


NOTE 2.  INTERIM FINANCIAL STATEMENTS
-------------------------------------

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

         Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities as of June 30, 2006, and December 31, 2005, and the reported amounts of revenues and expenses for the six months ended June 30, 2006 and 2005. The most significant estimates relate to the fair valuations of certain of our investments. Actual results could differ from these estimates.

         Cash and Cash Equivalents. Cash and cash equivalents include money market instruments with maturities of less than three months.

         Portfolio Investment Valuations. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission. Value, as defined in Section 2(a)(41) of the 1940 Act, is
(i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") At June 30, 2006, our financial statements include private venture capital investments valued at $50,933,871 the fair values of which were determined in good faith by, or under the direction, of the Board of Directors. Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material.

         Foreign Currency Translation. The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. At June 30, 2006, included in the unrealized gain on investments was $43,175 resulting from foreign currency translation.

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

         Income Taxes. Prior to January 1, 1999, we recorded income taxes using the liability method, in accordance with the provisions of Statement of Financial Accounting Standards No. 109. Accordingly, deferred tax liabilities had been established to reflect temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; the most significant such difference related to our unrealized appreciation on investments.

         We pay federal, state and local income taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, which is a C corporation. (See "Note 7. Income Taxes.")

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


NOTE 4.  STOCK-BASED COMPENSATION
---------------------------------

          On March 23, 2006, the Board of Directors of the Company voted to terminate the Employee Profit Sharing Plan and establish the Harris & Harris Group, Inc. 2006 Equity Incentive Plan (the "Stock Plan"), subject to shareholder approval. This proposal was approved at the May 4, 2006 Annual Meeting of Shareholders. The Stock Plan provides for the grant of equity-based awards of restricted stock and stock options to our directors, officers, employees, advisors and consultants who are selected by our Compensation Committee for participation in the plan and subject to compliance with the 1940 Act.

         On July 11, 2006, the Company filed an application with the SEC regarding certain provisions of the Stock Plan. In the event that the SEC provides exemptive relief, the Compensation Committee may, in the future, authorize awards under the Stock Plan to certain former officers of the Company, non-employee directors of the Company, authorize grants of restricted stock and adjust the exercise price of options to reflect taxes paid for deemed dividends.

         A maximum of 20 percent of our total shares of our common stock issued and outstanding, calculated on a fully diluted basis, are available for awards under the Stock Plan. Under the Stock Plan, no more than 25 percent of the shares of stock reserved for the grant of the awards under the Stock Plan may be restricted stock awards at any time during the term of the Stock Plan. If any shares of restricted stock are awarded, such awards will reduce on a percentage basis the total number of shares of stock for which options may be awarded. If the Company does not receive exemptive relief from the SEC to issue restricted stock, all shares granted under the Stock Plan may be subject to stock options.

         If the Company does receive such exemptive relief and issues 25 percent of the shares of stock reserved for grant under the Stock Plan as restricted stock, no more than 75 percent of the shares granted under the Stock Plan may be subject to stock options. No more than 1,000,000 shares of our common stock may be made subject to awards under the Stock Plan to any individual in any year.

         On June 26, 2006, the Compensation Committee of the Board of Directors of the Company approved individual stock option awards for certain officers and employees of the Company. Both non-qualified stock options ("NQSOs") and incentive stock options ("ISOs") were awarded under the Stock Plan. The terms and conditions of the stock options granted were determined by the Compensation Committee and set forth in award agreements between the Company and each award recipient. A total of 3,958,283 stock options were granted with vesting periods ranging from six months to nine years, with an exercise price of $10.11. Upon exercise, the shares will be issued from our previously authorized shares.

         The Company accounts for the Stock Plan in accordance with the provisions of SFAS No. 123(R), "Share-Based Payment," which requires that we determine the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, and record these amounts as an expense in the Statement of Operations over the vesting period with a corresponding increase to our additional paid-in capital. At June 30, 2006, the increase to our operating expenses was offset by the increase to our additional paid-in capital, resulting in no net impact to our net asset value. Additionally, the Company does not record the tax benefits associated with the expensing of stock options because the Company intends to qualify as a RIC under Subchapter M of the Code and as such, the Company cannot use all of its existing operating expenses for tax purposes.

         The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The stock options were awarded in five different grant types, each with different contractual terms. The assumptions used in the calculation of fair value using the Black-Scholes model for each contract term were as follows:

                                        Number      Expected    Expected     Expected     Risk-free       Fair
                                      of Options      Term     Volatility    Dividend      Interest       Value
     Type of Award          Term       Granted       in Yrs      Factor        Yield        Rates       Per Share
     -------------          ----       -------       ------      ------        -----        -----       ---------
Non-qualified stock
options                     1 Year      1,001,017     0.75        37.4%         0%          5.16%         $1.48
Non-qualified stock
options                    2 Years        815,000    1.625        45.2%         0%          5.12%         $2.63
Non-qualified stock
options                    3 Years        659,460     2.42        55.7%         0%          5.09%         $3.81
Non-qualified stock
options                   10 Years        690,000     5.75        75.6%         0%          5.08%         $6.94
Incentive stock options   10 Years        792,806     7.03        75.6%         0%          5.08%         $7.46

                                     ------------
         Total                          3,958,283
                                     ============

          An option's expected term is the estimated period between the grant date and the exercise date of the option. As the expected term period increases, the fair value of the option and, thus, the compensation cost will also increase. The expected term assumption is generally calculated using historical stock option exercise data. The Company does not have historical exercise data to develop such an assumption. In cases where companies do not have historical data and where the options meet certain criteria, SEC Staff Accounting Bulletin 107 ("SAB 107") provides the use of a simplified expected term calculation.
Accordingly, the Company calculated the expected terms using the SAB 107 simplified method.

         Expected volatility is the measure of how the stock's price is expected to fluctuate over a period of time. An increase in the expected volatility assumption yields a higher fair value of the stock option. Expected volatility factors for the stock options were based on the historical fluctuations in the Company's stock price over the term of the option, adjusted for stock splits and dividends.

         The expected dividend yield assumption is traditionally calculated based on a company's historical dividend yield. An increase to the expected dividend yield results in a decrease in the fair value of option and resulting compensation cost. Although the Company has declared deemed dividends in previous years, most recently in 2005, the amounts and timing of any future dividends cannot be reasonably estimated. Therefore, for purposes of calculating fair value, the Company has assumed an expected dividend yield of 0 percent.

         The risk-free interest rate assumptions are based on the annual yield on the measurement date of a zero-coupon U.S Treasury bond the maturity of which equals the option's expected term. Higher assumed interest rates yield higher fair values.

         The  amount  of  stock-based  compensation  expense  recognized  in the
Consolidated Statements of Operations is based on the fair value of the awards the Company expects to vest, recognized over the vesting period on a straight-line basis for each award, and adjusted for actual forfeitures that occur before vesting. The forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate.

         For the three months and six months ended June 30, 2006, the Company recognized $115,545 of compensation expense in the Consolidated Statements of Operations. As of June 30, 2006, there was approximately $15,467,946 of unrecognized compensation cost related to unvested stock option awards. This cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

         At June 30, 2006, the calculation of the net decrease in net assets resulting from operations per share excludes the stock options because such options were anti-dilutive. The options may be dilutive in future periods in the event that there is a significant increase in the average stock price or significant decreases in the amount of unrecognized compensation cost.

         A summary of the changes in outstanding stock options is as follows:

                                                                                    Weighted
                                                       Weighted      Weighted        Average
                                                        Average       Average       Remaining     Aggregate
                                                       Exercise     Grant Date     Contractual    Intrinsic
                                           Shares        Price      Fair Value     Term (Yrs)       Value


Options outstanding at April 1, 2006          -

Granted                                   3,958,283    $    10.11

Exercised                                     -

Forfeited or expired                          -

                                         ----------
Options outstanding at June 30, 2006      3,958,283    $    10.11      $4.25           4.9        $3,681,203
                                         ==========


Options exercisable                           -
                                         ==========

Available for grant                         192,986
                                         ==========


         The aggregate intrinsic value in the table above is calculated as the difference between the Company's closing stock price of $11.04 on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in-the-money options. This represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders fully vested and exercised their awards on June 30, 2006.

       Unless earlier terminated by our Board of Directors, the Stock Plan will expire on May 4, 2016. The expiration of the Stock Plan will not by itself adversely affect the rights of plan participants under awards that are outstanding at the time the Stock Plan expires. Our Board of Directors may terminate, modify or suspend the plan at any time, provided that no modification of the plan will be effective unless and until any required shareholder approval has been obtained. The Compensation Committee may terminate, modify or amend any outstanding award under the Stock Plan at any time, provided that in such event, the award holder may exercise any vested options prior to such termination of the Stock Plan or award.


NOTE 5.  EMPLOYEE PROFIT SHARING PLAN
-------------------------------------

         Prior to the adoption of the Stock Plan, the Company operated the Amended and Restated Harris & Harris Group, Inc. Employee Profit-Sharing Plan (the "2002 Plan"). Effective May 4, 2006, the 2002 Plan was terminated.

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

         Each quarter, we performed a calculation to determine the accrual for profit-sharing. We calculated 20 percent of qualifying income (i.e., realized income) pursuant to the terms of the 2002 Plan and estimated the amount of additional qualifying income, if any, that would result from selling all the portfolio investments that were valued above cost (i.e., that were in an unrealized appreciation position). Although the accrual would fluctuate as a result of changes in qualifying income and changes in unrealized appreciation, payments were made only to the extent that qualifying income existed. At June 30, 2006, and December 31, 2005, we accrued $210,786 and $2,107,858, respectively, for profit sharing as a result of net realized gains. On March 1, 2006, the Company paid $1,897,072 to plan participants (employees and former employees), which represented 90 percent of the total estimated profit sharing payment for 2005. The balance of $210,786 is expected to be paid in September 2006.

         As discussed in Note 4, subject to receiving exemptive relief from the SEC, the Company may permit certain former officers of the Company to be participants of the Stock Plan. Alternatively, the SEC may provide relief which would permit us to pay out the remainder, if any, of the former officers' grandfathered participations under the terminated 2002 Plan.


NOTE 6.  DISTRIBUTABLE EARNINGS
-------------------------------

         As of December 31, 2005, and June 30, 2006, there were no distributable earnings. The difference between the book basis and tax basis components of distributable earnings is primarily nondeductible deferred compensation and net operating losses.


NOTE 7.  INCOME TAXES
---------------------

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

         At June 30, 2006 and December 31, 2005, we had no deferred tax asset or liability.

         To the extent that we retain capital gains and declare a deemed dividend to shareholders, the dividend is taxable to the shareholders. We would pay tax on behalf of shareholders, at the corporate rate, on the distribution, and the shareholders would receive a tax credit equal to their proportionate share of the tax paid. We took advantage of this rule for 2005. Included in net realized income from investments for the year ended December 31, 2005, were net realized gains before taxes of $23,862,037, which consisted primarily of a net realized long term capital gain on the sale of our investment in Neurometrix, Inc., offset by realized net long term capital losses on the sales of Agile Materials & Technologies, Inc., Experion Systems, Inc., Nanotechnologies, Inc., and Optiva, Inc. We applied $140,751 of our capital loss carryforwards and $501,640 of our pre-1999 loss carryforwards on Built-In Gains to these gains.

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

         We pay federal, state and local taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is taxed as a C Corporation. For the three months ended June 30, 2006, and 2005, our income tax expense for Harris & Harris Enterprises, Inc., was $9,931 and $634, respectively. For the six months ended June 30, 2006, and 2005, our income tax expense was $19,537 and $4,851, respectively.

         Continued qualification as a RIC requires us to satisfy certain investment asset diversification requirements in future years. Our ability to satisfy those requirements may not be controllable by us. There can be no assurance that we will qualify as a RIC in subsequent years.


NOTE 8.  CAPITAL TRANSACTIONS
-----------------------------

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

NOTE 9.  SUBSEQUENT EVENTS
--------------------------

      On August 2, 2006, we exercised our warrants to purchase 8,500 shares of Questech Corporation. The total investment was $12,750.

      On August 8, 2006, we made a $102,848 follow-on investment in a privately held tiny technology portfolio company.

--------------------------------------------------------------------------------
                           HARRIS & HARRIS GROUP, INC.
                              FINANCIAL HIGHLIGHTS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                   Three Months Ended June 30             Six Months Ended June 30
                                                 ----------------------------------    ---------------------------------
                                                      2006                2005              2006              2005
                                                 --------------       -------------    --------------     --------------
Per Share Operating Performance
Net asset value per share, beginning
of period......................................   $        5.60       $        4.20    $        5.68      $        4.33

     Net operating (loss)*.....................           (0.03)              (0.19)           (0.07)             (0.23)
     Net realized (loss) on investments*.......           (0.00)              (0.08)           (0.00)             (0.14)
     Net (increase) decrease in unrealized
        depreciation as a result of sales* ....           (0.00)                               (0.00)
     Net (increase) decrease in unrealized
        depreciation on investments held*......           (0.03)               0.68            (0.07)             0. 65
                                                  --------------      -------------    --------------     -------------
     Total from investment operations*.........           (0.06)               0.41            (0.14)              0.28
                                                  --------------      -------------    --------------     -------------

     Net decrease as a result of deemed
        dividend shareholder tax credit........               0                   0                0                  0
     Total distributions ......................               0                   0                0                  0
                                                  -------------    ----------------    -------------      -------------

     Net increase as a result of
        stock offering.........................               0                   0                0                  0
                                                  -------------    ----------------    -------------      -------------
     Total increase from capital
        stock transactions.....................               0                   0                0                  0
                                                  -------------    ----------------    -------------      -------------

Net asset value per share, end
     of period.................................   $        5.54    $           4.61    $        5.54      $       4. 61
                                                  =============    ================    =============      =============
Stock price per share, end
     of period.................................   $       11.04    $          11.91    $       11.04      $       11.91
Total return based on stock price (1)..........          (20.86)%              (1.1)%         (20.58)%            (27.3)%

Supplemental Data:

Net assets, end of period......................   $ 115,166,300        $ 79,513,203    $ 115,166,300      $  79,513,203

Ratio of expenses to average
     net assets (1)............................             1.3%                4.6%             2.6%               5.9%

Ratio of net operating income (loss) to
     average net assets (1)....................           (0.60)%              (4.3)%           (1.3)%             (5.3)%

Cash dividends paid per share..................   $           0        $          0    $           0      $           0

Deemed dividend per share......................   $           0        $          0    $           0      $           0

Number of shares outstanding,
     end of period.............................      20,756,345          17,248,845       20,756,345         17,248,845

*Based on Average Shares Outstanding
(1) Not annualized

          The accompanying notes are an integral part of this schedule.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The information contained in this section should be read in conjunction with the unaudited June 30, 2006, Consolidated Financial Statements and the Company's 2005 audited Consolidated Financial Statements and notes thereto.


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

         In 1992, we sold our insurance brokerage and trust company subsidiaries to their respective managements and registered as an investment company under the 1940 Act, commencing operations as a closed-end, non-diversified investment company. In 1995, we elected to become a business development company subject to the provisions of Sections 55 through 65 of the 1940 Act. In 1994, we made our first tiny technology investment. From August 2001 through June 30, 2006, all 30 of our initial investments have been in tiny technology.

         Throughout our corporate history, we have made early stage venture capital investments in a variety of industries. We define venture capital investments as investments in start-up firms and small businesses with exceptional growth potential. We have invested a substantial portion of our assets in venture capital investments of private, development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth, have little or no history of operations and are developing unproven technologies. At June 30, 2006, $50,933,871, or 44.3 percent, of our net assets at fair value consisted of private venture capital investments, net of unrealized depreciation of $4,930,090. At December 31, 2005, $33,187,333, or 28.1 percent, of our net assets at fair value consisted of private venture capital investments, net of unrealized depreciation of $4,519,009.

         Since our investment in Otisville in 1983 through June 30, 2006, we have made a total of 72 venture capital investments, including four private placement investments in securities of publicly traded companies. We have sold 44 of these 72 investments, realizing total proceeds of $143,614,382 on our invested capital of $51,144,319. Eighteen of these 44 investments were profitable. As measured from first dollar in to last dollar out, the average and median holding periods for these 44 investments were 3.63 years and 3.18 years, respectively. As measured by the 149 separate rounds of investment within these 44 investments, the average and median holding periods for the 149 separate rounds of investment were 2.85 years and 2.53 years, respectively. At June 30, 2006, we valued the 28 venture capital investments remaining in our portfolio at $50,933,871, or 44.3 percent of our net assets, including net unrealized depreciation of $4,930,090. At June 30, 2006, from first dollar in, the average and median holding periods for these 28 venture capital investments were 2.85 years and 1.93 years, respectively. As measured by the 68 separate rounds of investment within these 28 investments, the average and median holding periods for the 68 separate rounds of investment were 2.40 years and 1.69 years, respectively.

         We value our private venture capital investments each quarter as determined in good faith by our Valuation Committee, a committee of independent directors, within guidelines established by our Board of Directors in accordance with the 1940 Act. (See "Footnote to Consolidated Schedule of Investments" contained in "Consolidated Financial Statements.")

         We have discretion in the investment of our capital. However, we invest primarily in illiquid equity securities of private companies. Generally, these investments take the form of preferred stock, are subject to restrictions on resale and have no established trading market. Our principal objective is to achieve long-term capital appreciation. Therefore, a significant portion of our investment portfolio provides little or no income in the form of dividends or interest. We earn interest income from fixed-income securities, including U.S. government and agency securities. The amount of interest income we earn varies with the average balance of our fixed-income portfolio and the average yield on this portfolio. Interest income is secondary to capital gains and losses in our results of operations.

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

Results of Operations

Three months ended June 30, 2006, as compared to the three months ended June 30, 2005

         In the three months ended June 30, 2006, we had a net decrease in net assets resulting from operations of $1,282,997. In the three months ended June 30, 2005, we had a net increase in net assets resulting from operations of $7,001,847.

Investment Income and Expenses:

         We had net operating losses of $693,887 and $3,302,094 for the three months ended June 30, 2006, and June 30, 2005, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses. During the three months ended June 30, 2006, and 2005, total investment income was $785,265 and $158,717, respectively. During the three months ended June 30, 2006, and 2005, total operating expenses were $1,479,152 and $3,460,811, respectively.

         During the three months ended June 30, 2006, as compared with the same period in 2005, investment income increased owing to an increase in our holdings of U.S. government and agency securities and an increase in interest rates. At June 30, 2006, our holdings of such securities were $66,056,222 as compared with $36,374,618 at June 30, 2005.

          The decrease in operating expenses for the three months ended June 30, 2006, as compared with the three months ended June 30, 2005, was primarily owing to decreases in administrative and operations expenses, profit sharing expense and professional fees, offset by increases in salaries, benefits and stock-based compensation expense and directors' fees and expenses. Administration and operations expense decreased by $81,052, or 16.6 percent, primarily as a result of the decrease in our director's & officer's liability insurance expense and decreases in the cost of proxy-related expenses. Profit sharing expense was $0 for the second quarter of 2006, as compared with $2,012,465 at June 30, 2005, owing primarily to an increase in the market value of our holdings of NeuroMetrix, Inc., in 2005 and the termination of the profit sharing plan effective May 4, 2006. Professional fees decreased by $120,184, or 55.1 percent, for the three months ended June 30, 2006, as compared to the same period in 2005. Professional fees were higher for the three months ended June 30, 2005, as compared with June 30, 2006, primarily as the result of consulting costs incurred for a temporary Senior Controller. Salaries, benefits and stock-based compensation expense increased by $189,541, or 30.8 percent, through June 30, 2006, as compared with June 30, 2005, as a result of an increase in the number of full-time employees as well as the adoption of the Equity Incentive Plan during the second quarter of 2006. The increase in salaries, benefits and stock-based compensation expense reflects expenses associated with ten full-time employees and one part-time employee during the second quarter of 2006, as compared with nine full-time employees during the second quarter of 2005. Salaries, benefits and stock-based compensation also includes $115,545 of expense associated with the Equity Incentive Plan. While our operating expenses increased by $115,545, this was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to net asset value. The stock-based compensation expense is expected to increase in future quarters. Directors' fees and expenses increased by $39,818, or 72.3 percent, as a result of additional meetings held in the second quarter of 2006 related to the adoption of the 2006 Equity Incentive Plan.

Realized Income and Losses on Investments:

         During the three months ended June 30, 2006, we realized net gains on investments of $1,500. During the three months ended June 30, 2005, we realized net losses on investments of $1,386,741.

         During the three months ended June 30, 2006, we realized net gains of $1,500, consisting of income from our investment in AlphaSimplex Group, LLC.

         During the three months ended June 30, 2005, we realized net losses of $1,386,741, consisting primarily of the realized loss from the sale of our investment in Nanotechnologies, Inc., of $1,091,209 and the loss on the sale of the assets underlying our investment in Optiva Inc., of $294,245.

Net Unrealized Appreciation and Depreciation on Investments:

         During the three months ended June 30, 2006, net unrealized depreciation on total investments increased by $580,680, or 10.6 percent, from net unrealized depreciation of $5,477,145 at March 31, 2006, to net unrealized depreciation of $6,057,825 at June 30, 2006. Net unrealized appreciation on total investments increased by $11,691,316, or 710.7 percent, during the three months ended June 30, 2005, from net unrealized depreciation of $1,645,024 at March 31, 2005, to net unrealized appreciation of $10,046,292 at June 30, 2005.

         During the three months ended June 30, 2006, net unrealized depreciation on our venture capital investments increased by $219,536, from $4,710,554 to $4,930,090, owing primarily to a decrease in the valuation of our investment in NeoPhotonics Corporation of $319,643 and an increase in the valuation of Questech Corporation of $56,934. We also had an unrealized gain on our investment in D-Wave Systems, Inc., of $43,175, which is attributable to foreign currency translation gains. Unrealized depreciation on our U.S. government and agency securities portfolio increased by $361,144, from $766,591 at March 31, 2006, to $1,127,735 at June 30, 2006.

         During the three months ended June 30, 2005, net unrealized appreciation on our venture capital investments increased by $11,551,546, from net unrealized depreciation of $1,184,084 at March 31, 2005, to net unrealized appreciation of $10,367,462 at June 30, 2005, primarily owing to an increase in the valuation of our investment in NeuroMetrix, Inc., of $11,921,734, realization of the losses on the sale of our investment in Nanotechnologies, Inc., of $1,091,209 and the sale of the assets underlying our investment in Optiva, Inc., of $675,000. In addition, decreases in the valuations of Zia Laser, Inc., Nanopharma Corp. and NanoOpto Corporation decreased our unrealized appreciation by $750,000, $563,097 and $571,283, respectively.


Six months  ended June 30,  2006,  as compared to the six months  ended June 30,
2005

         In the six months ended June 30, 2006, we had a net decrease in net assets resulting from operations of $2,936,987. In the six months ended June 30, 2005, we had a net increase in net assets resulting from operations of $4,768,404.

Investment Income and Expenses:

         We had net operating losses of $1,461,630 and $4,042,681 for the six months ended June 30, 2006, and June 30, 2005, respectively.

         During the first six months of 2006, as compared with the same period in 2005, investment income increased from $423,826 to $1,590,127, owing to an increase in our holdings of U.S. government and agency securities and an increase in interest rates. At June 30, 2006, our holdings of such securities were $66,056,222, as compared with $36,374,618 at June 30, 2005.

         Operating expenses were $3,051,757 and $4,466,507 for the six months ended June 30, 2006, and June 30, 2005, respectively. The decrease in operating expenses for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, was primarily owing to decreases in administrative and operations expenses, profit sharing expense and professional fees, offset by increases in salaries, benefits and stock-based compensation expense and directors' fees and expenses. Administrative and operations expense decreased by $80,565, or 9.9 percent, primarily as a result of a decrease in our director's & officer's liability insurance and decreases in the cost of proxy-related expenses. Profit sharing expense was $0 for the six months ended June 30, 2006, as compared with $1,700,871 through June 30, 2005, owing primarily to an increase in the market value of our holdings in NeuroMetrix, Inc., in 2005 and to the termination of the profit sharing plan effective May 4, 2006. Professional fees decreased by $102,762, or 20.9 percent, for the six months ended June 30, 2006, as compared to the same period in 2005. Professional fees were higher for the six months ended June 30, 2005, as compared with June 30, 2006, primarily as a result of consulting costs incurred for a temporary Senior Controller and other additional Sarbanes-Oxley compliance costs incurred in 2005. Salaries, benefits and stock-based compensation expense increased by $408,212, or 34.5 percent, through June 30, 2006, as compared to June 30, 2005, as a result of an increase in the number of full-time employees as well as the adoption of the Equity Incentive Plan during the second quarter of 2006. The increase in salaries, benefits and stock-based compensation expense reflects expenses associated with ten full-time employees and one part-time employee during the second quarter of 2006, as compared with nine full-time employees during the second quarter of 2005. Salaries, benefits and stock-based compensation also includes $115,545 of expense associated with the Equity Incentive Plan. Directors' fees and expenses increased by $40,061, or 28.5 percent, as a result of additional meetings held in 2006 related to the adoption of the 2006 Equity Incentive Plan.

Realized Income and Losses on Investments:

         During the six months ended June 30, 2006, we realized net gains on investments of $13,453. During the six months ended June 30, 2005, we realized net losses on investments of $2,427,785.

          During the six months ended June 30, 2006, we realized net gains of $13,453, consisting primarily of proceeds received from the liquidation of Optiva, Inc., offset by net losses realized on our investment in AlphaSimplex Group, LLC. During 2005, we deemed the securities we held in Optiva, Inc., worthless and recorded the proceeds received and due to us on the liquidation of our bridge notes, realizing a loss of $1,619,245. At December 31, 2005, we recorded a $75,000 receivable for estimated proceeds from the final payment on the Optiva, Inc., bridge notes. During the first quarter of 2006, we received payment of $95,688 from these bridge notes, resulting in the realized gain of $20,688 on Optiva, Inc. These gains were offset by net losses of $10,757 on our investment in AlphaSimplex Group, LLC.

         During the six months ended June 30, 2005, we realized losses on the sale of investments, including $1,358,286 for Agile Materials & Technologies, Inc., and $1,091,209 for Nanotechnologies, Inc. We also realized a loss of $294,245 from the sale of the assets underlying our investment in Optiva, Inc. These realized losses were partially offset by the realized gain of $255,486 on a sale of our investment in NanoGram Devices Corporation.

Net Unrealized Appreciation and Depreciation on Investments:

         During the six months ended June 30, 2006, net unrealized depreciation on total investments increased by $1,469,275, or 32 percent, from net unrealized depreciation of $4,588,550 at December 31, 2005, to net unrealized depreciation of $6,057,825 at June 30, 2006. During the six months ended June 30, 2005, net unrealized appreciation on total investments increased by $11,243,721, or 939.0 percent, from net unrealized depreciation of $1,197,429 at December 31, 2004, to net unrealized appreciation of $10,046,292 at June 30, 2005.

         During the six months ended June 30, 2006, net unrealized depreciation on our venture capital investments increased by $411,081, from $4,519,009 to $4,930,090, owing primarily to decreases in the valuation of our investments in NeoPhotonics Corporation of $319,643, and Zia Laser, Inc., of $187,500, and an increase in the valuation of Questech Corporation of $56,934. We also had an increase owing to foreign currency translation of $43,175 on our investment in D-Wave Systems, Inc. Unrealized depreciation on our U.S. government and agency securities portfolio increased from $69,541 at December 31, 2005, to $1,127,735 at June 30, 2006.

         During the six months ended June 30, 2005, we recorded a net increase of $11,242,108 in unrealized appreciation of our venture capital investments, primarily as a result of an increase in unrealized appreciation of NeuroMetrix, Inc., of $9,671,705. In addition, unrealized appreciation increased as a result of the realization of losses on the sale of our investments in Agile Materials and Technologies, Inc., of $1,364,081, Nanotechnologies, Inc., of $917,410 and the sale of the assets underlying our investment in Optiva, Inc., of $675,000. Changes in valuation resulted in increased appreciation on our investment in Nantero, Inc., of $813,771 and decreased appreciation on our investments in Zia Laser, Inc., of $750,000 and Nanopharma Corporation of $563,097.


Financial Condition

Six Months ended June 30, 2006

         At June 30, 2006, our total assets and net assets were $120,100,765 and $115,166,300, compared with $132,938,120 and $117,987,742 at December 31, 2005.

         At June 30, 2006, net asset value per share was $5.54, as compared with $5.68 at December 31, 2005. Our shares outstanding remained unchanged during the six months ended June 30, 2006.

         Significant developments in the six months ended June 30, 2006, were an increase in the value of our venture capital investments of $17,746,538 and a decrease in the value of our investment in U.S. government and agency securities of $30,194,642. The increase in the value of our venture capital investments, from $33,187,333 at December 31, 2005, to $50,933,871 at June 30, 2006, resulted primarily from five new and six follow-on investments, partially offset by a net decrease of $411,081 in the net value of our previous venture capital investments. The decrease in the value of our U.S. government and agency securities, from $96,250,864 at December 31, 2005, to $66,056,222 at June 30,
2006, is primarily owing to the use of funds for investments totaling $18,165,017, tax payments of $8,302,367, profit sharing payments of $1,897,072, an increase in unrealized losses of $1,058,194 and payment of net operating expenses.

         The following table is a summary of additions to our portfolio of venture capital investments during the six months ended June 30, 2006:


      New Investments                                        Amount
      ---------------                                     ----------
      D-Wave Systems, Inc.                                $1,750,547
      Evolved Nanomaterial Sciences, Inc.                 $2,800,000
      Innovalight, Inc.                                   $2,500,000
      Metabolon, Inc.                                     $2,500,000
      SiOnyx, Inc.                                        $  750,000

      Follow-on Investments
      ---------------------
      Crystal IS, Inc.                                    $   68,568
      CSwitch Corporation                                 $2,850,000
      NanoGram Corporation                                $1,262,764
      NanoOpto Corporation                                $  433,138
      NeoPhotonics Corporation                            $2,750,000
      Nextreme                                            $  500,000
                                                          ----------

      Total                                               $18,165,017
                                                          ===========


          The following tables summarize the fair values of our portfolios of venture capital investments and U.S. government and agency securities, as compared with their cost, at June 30, 2006, and December 31, 2005:

                                                        June 30, 2006            December 31, 2005
                                                        -------------            -----------------
         Venture capital investments,
              at cost                                   $  55,863,961              $37,706,342
         Net unrealized depreciation (1)                    4,930,090                4,519,009
                                                        -------------              -----------
         Venture capital investments,
              at fair value                             $  50,933,871              $33,187,333
                                                        =============              ===========


                                                        June 30, 2006            December 31, 2005
                                                        -------------            -----------------
         U.S. government and agency
              securities, at cost                       $  67,183,957              $96,320,405
         Net unrealized depreciation(1)                     1,127,735                   69,541
                                                        -------------              -----------
         U.S. government and agency
              securities, at fair value                 $  66,056,222              $96,250,864
                                                        =============              ===========

1)At June 30, 2006, and December 31, 2005, the net accumulated unrealized depreciation on investments, including deferred taxes, was $6,233,398 and $4,764,125, respectively.


         The following table summarizes the fair value composition of our venture capital investment portfolio at June 30, 2006, and December 31, 2005.

                                                       June 30, 2006           December 31, 2005
                                                       -------------           -----------------
         Category

         Tiny Technology                                   99.99%                     99.9%
         Other Venture Capital Investments                  0.01%                      0.1%
                                                           ------                    ------
         Total Venture Capital Investments                 100.0%                    100.0%
                                                           ======                    ======


Liquidity

         Our primary sources of liquidity are cash, receivables and freely marketable securities, net of short-term indebtedness. Our secondary sources of liquidity are restricted securities of companies that are publicly traded.

         At June 30, 2006, and December 31, 2005, our total net primary liquidity was $66,735,193 and $97,797,219, respectively, and our secondary liquidity was $0 and $0, respectively.

         The decrease in our primary liquidity from December 31, 2005, to June 30, 2006, is primarily owing to the use of funds for investments, profit sharing and tax payments, as well as net operating expenses.


Capital Resources

          In 2004, we registered with the Securities and Exchange Commission for the sale of up to 7,000,000 shares of our common stock from time to time. In July 2004, we sold 3,450,000 common shares for gross proceeds of $36,501,000; net proceeds of the offering, after offering costs of $372,825, were $36,128,175. In September 2005, we completed the sale of 3,507,500 common shares, for total gross proceeds of $37,091,813. Net proceeds, after offering costs of $565,246, were $36,526,567. We intend to use, and have been using, the net proceeds of the offerings to make new investments in tiny technology as well as follow-on investments in our existing venture capital investments, and for working capital. Through June 30, 2006, we have used $43,152,938 from these two offerings for these purposes.

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

Stock-Based Compensation

         Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options consistent with the provisions of SFAS No. 123(R). Management uses the Black-Scholes option pricing model because of the lack of historical option data which is required for use in other, more complex models. Other models may yield fair values that are significantly different than those calculated by the Black-Scholes option pricing model.

         Option pricing models, including the Black-Scholes model, require the use of subjective input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. In the Black-Scholes model, variations in the expected volatility or expected term assumptions have a significant impact on fair value. As the volatility or expected term assumptions increase, the fair value of the stock option increases. In the Black-Scholes model, the expected dividend rate and expected risk-free rate of return are not as significant to the calculation of fair value. A higher assumed dividend rate yields a lower fair value, whereas higher assumed interest rates yield higher fair values for stock options.

         We use the simplified calculation of expected life described in the SEC's Staff Accounting Bulletin 107, because of the lack of historical information about option exercise patterns. Future exercise behavior could be materially different than that which is assumed by the model.

         Expected volatility is based on the historical fluctuations in the Company's stock. The Company's stock has historically been volatile, which increases the fair value.

         SFAS No. 123(R) requires us to develop an estimate of the number of share-based awards which will be forfeited owing to employee turnover. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after June 30, 2006, is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate proves to be higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which would result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate proves to be lower than the estimated forfeiture rate, then an adjustment will be made to decrease the estimated forfeiture rate, which would result in an increase to the expense recognized in the financial statements. Such adjustments would affect our operating expenses and additional paid-in capital, but would have no effect on our net asset value.

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

         The discount rate reflects the current rate at which the post retirement benefit liabilities could be effectively settled considering the timing of expected payments for plan participants. In estimating this rate, we consider rates of return on high quality fixed-income investments included in published bond indexes. We consider the Moody's Aa Corporate Bond Index and the Citigroup Pension Liability Index in the determination of the appropriate discount rate assumptions. The weighted average rate we utilized to measure our post retirement benefit obligation as of December 31, 2005, and calculate our 2006 expense was 5.5 percent, which is a decrease from 5.75 percent used in determining the 2005 expense.


Recent Developments -- Portfolio Companies

         On August 2, 2006, we exercised our warrants to purchase 8,500 shares of Questech Corporation. The total investment was $12,750.

         On August 8, 2006, we made a $102,848 follow-on investment in a privately held tiny technology portfolio company.

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

         We also invest in short-term money market instruments, and both short and long-term U.S. government and agency securities. To the extent that we invest in short and long-term U.S. government and agency securities, changes in interest rates may result in changes in the value of these obligations which would result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements, and the quantity and duration of both the short and long-term U.S. government and agency securities held by the Company, and it will vary from period to period. If the average interest rate on U. S. government and agency securities at June 30, 2006, were to increase by 25, 75 and 150 basis points, the weighted average value of these securities held by us at June 30, 2006, would decrease by approximately $362,122, $1,086,366 and $2,172,733, respectively, and our net asset value would decrease correspondingly.

         Most of our investments are denominated in U.S. dollars. We currently have one investment denominated in Canadian dollars. We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates. The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates is $179,372 at June 30, 2006.

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


Item 4.  Controls and Procedures

         (a) Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company's management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the
Securities Exchange Act of 1934 (the "1934 Act")). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures. As of June 30, 2006, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

         (b) Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the second quarter of 2006 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

          Investing in our shares of common stock involves significant risks relating to our business and investment objective. You should carefully consider the risks and uncertainties described below and those described in our Annual Report on Form 10-K for the year ended December 31, 2005, before you purchase any of our shares of common stock. The risks described below and those described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition and/or operating results.

Investment in foreign securities could result in additional risks.

         The Company may invest in foreign securities. Investing in securities of foreign issuers may subject us to risks not usually associated with owning securities of U.S. issuers. These risks can include fluctuations in foreign currencies, foreign currency exchange controls, social, political and economic instability, differences in securities regulation and trading, expropriation or nationalization of assets, and foreign taxation issues. In addition, changes in government administrations or economic or monetary policies in the United States or abroad could result in appreciation or depreciation of our securities and could favorably or unfavorably affect our operations. It may also be more difficult to obtain and enforce a judgment against a foreign issuer. Any foreign investments made by us must be made in compliance with U.S. and foreign currency restrictions and tax laws restricting the amounts and types of foreign investments.

         Although most of our investments are denominated in U.S. dollars, our investments that are denominated in a foreign currency are subject to the risk that the value of a particular currency may change in relation to the U.S. dollar, in which we maintain financial statements and valuations. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments.


Item 6.   Exhibits

   3.1* Certificate of Amendment of the Certificate of Incorporation of Harris & Harris Group, Inc.

   10*         Amendment No. 4 to Deferred Compensation Agreement.

   31.1* Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2* Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32*         Certification  of CEO and CFO  pursuant  to 18  U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on behalf of the Registrant and as its chief accounting officer.


                                       Harris & Harris Group, Inc.




                                       /s/ Douglas W. Jamison
                                       ----------------------------------
                                       By:  Douglas W. Jamison, President
                                            and Chief Financial Officer





                                       /s/ Patricia N. Egan
                                       ----------------------------------
                                       By:  Patricia N. Egan
                                            Chief Accounting Officer
                                            and Vice President




Date: August 9, 2006

                                  EXHIBIT INDEX


Exhibit No.     Description
-----------     -----------


3.1 Certificate of Amendment of the Certificate of Incorporation of Harris & Harris Group, Inc.

10              Amendment No. 4 to Deferred Compensation Agreement.

31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.