Form 10-Q
period 2006-09-30
HARRIS & HARRIS GROUP INC /NY/
filed 2006-11-08
CIK 893739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 0-11576

HARRIS & HARRIS GROUP, INC.
(Exact name of registrant as specified in its charter)

New York	13-3119827
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

111 West 57th Street, New York, New York	10019
(Address of Principal Executive Offices)	(Zip Code)

(212) 582-0900
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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2006
Common Stock, $0.01 par value per share	20,756,345 shares

Harris & Harris Group, Inc.
Form 10-Q, September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

The information furnished in the accompanying consolidated financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim period presented.

Harris & Harris Group, Inc.® (the "Company," "us," "our" and "we"), is an internally managed venture capital company that has elected to be treated as a business development company under the Investment Company Act of 1940 (the "1940 Act"). Certain information and disclosures normally included in the consolidated financial statements in accordance with Generally Accepted Accounting Principles have been condensed or omitted as permitted by Regulation S-X and Regulation S-K. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005, contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Because of the specialized nature of our investment portfolio, we generally can satisfy the diversification requirements under Subchapter M of the Code only if we receive a certification from the Securities and Exchange Commission (“SEC”) that we are "principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available."

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

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2006	December 31, 2005
	(Unaudited)

ASSETS

Investments, at value (Cost: $114,876,904 at 9/30/06, $134,026,747 at 12/31/05)	$108,971,007	$129,438,197
Cash and cash equivalents	6,932,504	1,213,289
Restricted funds	2,013,240	1,730,434
Receivable from portfolio company	0	75,000
Interest receivable	565,762	248,563
Prepaid expenses	141,251	2,993
Other assets	351,299	229,644
Total assets	$118,975,063	$132,938,120

LIABILITIES & NET ASSETS

Accounts payable and accrued liabilities	$3,443,164	$3,174,183
Accrued profit sharing (Note 5)	262,331	2,107,858
Deferred rent	23,027	31,003
Current taxes payable	198,198	1,514,967
Taxes payable on behalf of shareholders (Note 7)	0	8,122,367
Total liabilities	3,926,720	14,950,378

Net assets	$115,048,343	$117,987,742

Net assets are comprised of:
Preferred stock, $0.10 par value,
2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares
authorized at 9/30/06 and 30,000,000 at 12/31/05;
22,585,085 issued at 9/30/06 and 12/31/05	225,851	225,851
Additional paid in capital (Notes 4 & 8)	124,735,322	122,149,642
Accumulated net realized (loss) income	(601,402)	3,781,905
Accumulated unrealized depreciation of investments	(5,905,897)	(4,764,125)
Treasury stock, at cost (1,828,740 shares at 9/30/06 and 12/31/05)	(3,405,531)	(3,405,531)

Net assets	$115,048,343	$117,987,742

Shares outstanding	20,756,345	20,756,345

Net asset value per outstanding share	$5.54	$5.68

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2006	2005	2006	2005

Investment income:
Interest from:
Fixed-income securities	$719,619	$315,089	$2,302,246	$743,571
Portfolio companies	0	0	0	(9,780)
Miscellaneous income	0	285	7,500	5,409
Total investment income	719,619	315,374	2,309,746	739,200
Expenses:
Salaries, benefits and stock-based
Compensation (Note 4)	3,151,338	673,064	4,741,850	1,855,365
Administration and operations	242,930	264,130	971,471	1,076,335
Profit-sharing provision (Note 5)	51,545	2,393,488	51,545	4,094,359
Professional fees	95,742	124,767	483,567	615,355
Rent	59,310	51,996	177,929	151,857
Directors’ fees and expenses	85,287	64,089	266,089	204,830
Depreciation	16,201	17,637	49,097	49,535
Custodian fees	6,056	0	18,618	8,599
Total expenses	3,708,409	3,589,171	6,760,166	8,056,235
Net operating loss	(2,988,790)	(3,273,797)	(4,450,420)	(7,317,035)
Net realized gain (loss) from investments:
Realized gain (loss) from investments	6,420	(240)	19,873	(2,427,469)
Income tax (benefit) expense (Note 7)	(242,352)	(13)	(222,815)	4,839
Net realized gain (loss) from
investments	248,772	(227)	242,688	(2,432,308)
Net (increase) decrease in unrealized
depreciation on investments:
Change as a result of investment sales	0	0	0	2,956,491
Change on investments held	151,926	10,610,947	(1,317,347)	18,898,178
Net decrease (increase) in unrealized
depreciation on investments	151,926	10,610,947	(1,317,347)	21,854,669

Net realized and unrealized gain
(loss) from investments	400,698	10,610,720	(1,074,659)	19,422,361

Net (decrease) increase in net assets
resulting from operations:
Total	$(2,588,092)	$7,336,923	$(5,525,079)	$12,105,326

Per average basic and diluted
outstanding share	$(0.12)	$0.40	$(0.27)	$0.68
Average outstanding shares	20,756,345	18,593,166	20,756,345	17,701,876

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(5,525,079)	$12,105,326
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized and unrealized loss (gain) on investments	1,297,473	(19,427,200)
Depreciation and amortization	(351,229)	49,535
Stock-based compensation expense	2,585,680	0

Changes in assets and liabilities:
Restricted funds	(282,806)	(61,069)
Receivable from portfolio company	75,000	10,000
Interest receivable	(317,199)	(109,652)
Income tax receivable	(159,199)	(8,536)
Prepaid expenses	(138,258)	437,420
Other assets	0	13,346
Accounts payable and accrued liabilities	268,980	440,580
Accrued profit sharing	(1,845,527)	4,094,359
Deferred rent	(7,976)	(5,102)
Current income tax liability	(9,438,827)	0

Net cash used in operating activities	(13,838,967)	(2,460,993)

Cash flows from investing activities:
Net (purchase) sale of short-term investments and marketable securities	39,793,990	(25,740,084)
Investment in private placements and loans	(20,252,341)	(9,377,296)
Proceeds from sale of investments	28,295	661,440
Purchase of fixed assets	(11,762)	(38,592)

Net cash provided by (used in) investing activities	19,558,182	(34,494,532)

Cash flows from financing activities:
Proceeds from public offering, net	0	36,526,567

Net increase (decrease) in cash and cash equivalents:
Cash and cash equivalents at beginning of the period	1,213,289	650,332
Cash and cash equivalents at end of the period.	6,932,504	221,374

Net increase (decrease) in cash and cash equivalents	$5,719,215	$(428,958)

Supplemental disclosures of cash flow information:
Income taxes paid	$9,354,653	$0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended	Year Ended
	September 30, 2006	December 31, 2005
	(Unaudited)

Changes in net assets from operations:

Net operating loss	$(4,450,420)	$(5,465,761)
Net realized gain (loss) on investments	242,688	14,208,789
Net (increase) in unrealized depreciation on investments as a result of sales	0	(23,181,420)
Net (increase) decrease in unrealized depreciation on investments held	(1,317,347)	19,790,298
Net change in deferred taxes	0	1,364,470

Net (decrease) increase in net assets resulting from operations	(5,525,079)	6,716,376

Changes in net assets from capital stock transactions:

Stock-based compensation	2,585,680	0
Proceeds from sale of stock	0	35,075
Additional paid in capital on common stock issued	0	36,491,492

Net increase in net assets resulting from capital stock transactions	2,585,680	36,526,567

Net (decrease) increase in net assets	(2,939,399)	43,242,943

Net assets:

Beginning of the period	117,987,742	74,744,799

End of the period	$115,048,343	$117,987,742

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2006 (Unaudited)

	Method of		Shares/
	Valuation (3)		Principal	Value

Investments in Unaffiliated Companies (6)(7) — 15.4% of net assets

Private Placement Portfolio (Illiquid) — 15.4% of net assets

AlphaSimplex Group, LLC (2) — Investment management company headed by
Dr. Andrew W. Lo, holder of the Harris & Harris Group Chair at MIT
Limited Liability Company Interest	(B	)	—	$4,058

Exponential Business Development Company (1)(2) —
Venture capital partnership focused on early stage companies
Limited Partnership Interest	(B	)	—	0

Molecular Imprints, Inc. (1)(2) — Manufacturing nanoimprint lithography capital equipment
Series B Convertible Preferred Stock	(A	)	1,333,333	2,000,000
Series C Convertible Preferred Stock	(A	)	1,250,000	2,500,000
Warrants at $2.00 expiring12/31/11	(B	)	125,000	0
				4,500,000
Nanosys, Inc. (1)(2)(5) — Developing zero and one-dimensional inorganic nanometer-scale materials for use in nanotechnology- enabled systems
Series C Convertible Preferred Stock	(C	)	803,428	2,370,113
Series D Convertible Preferred Stock	(C	)	1,016,950	3,000,003
				5,370,116

Nantero, Inc. (1)(2)(5) — Developing a high-density, nonvolatile, random access memory chip, enabled by nanotechnology
Series A Convertible Preferred Stock	(C	)	345,070	1,046,908
Series B Convertible Preferred Stock	(C	)	207,051	628,172
Series C Convertible Preferred Stock	(C	)	188,315	571,329
				2,246,409

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2006 (Unaudited)

	Method of		Shares/
	Valuation (3)		Principal	Value

Investments in Unaffiliated Companies (6)(7) - 15.4% of net assets (cont.)

Private Placement Portfolio (Illiquid) - 15.4% of net assets (cont.)

NeoPhotonics Corporation (1)(2) — Developing and manufacturing planar optical devices and components
Common Stock	(C	)	716,195	$133,141
Series 1 Convertible Preferred Stock	(C	)	1,831,256	1,831,256
Series 2 Convertible Preferred Stock	(C	)	741,898	741,898
Series 3 Convertible Preferred Stock	(C	)	2,750,000	2,750,000
Warrants at $0.15 expiring 01/26/10	(C	)	16,364	164
Warrants at $0.15 expiring 12/05/10	(C	)	14,063	140
				5,456,599

Polatis, Inc. (1)(2)(5)(10) — Developing optical networking components by merging materials, MEMS and electronics technologies
Series A-1 Convertible Preferred Stock	(B	)	16,775	0
Series A-2 Convertible Preferred Stock	(B	)	71,611	178,763
Series A-4 Convertible Preferred Stock	(B	)	4,774	11,917
				190,680

Total Unaffiliated Private Placement Portfolio (cost: $18,055,534)				$17,767,862

Total Investments in Unaffiliated Companies (cost: $18,055,534)				$17,767,862

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2006 (Unaudited)

	Method of		Shares/
	Valuation (3)		Principal	Value

Investments in Non-Controlled Affiliated Companies (6)(8) - 26.9% of net assets

Private Placement Portfolio (Illiquid) - 26.9% of net assets

BridgeLux, Inc. (1)(2)(11) — Manufacturing high-power light emitting diodes
Series B Convertible Preferred Stock	(A	)	1,861,504	$1,000,000

Cambrios Technologies Corporation (1)(2)(5) — Developing commercially relevant semiconductor materials through the synthesis and application of metallic nanowires
Series B Convertible Preferred Stock	(A	)	1,294,025	1,294,025

Chlorogen, Inc. (1)(2)(5) — Developing patented chloroplast technology to produce plant-made proteins
Series A Convertible Preferred Stock	(A	)	4,478,038	785,000
Series B Convertible Preferred Stock	(A	)	2,077,930	364,261
Secured Convertible Bridge Note (including interest)	(A	)	$110,719	111,520
				1,260,781

Crystal IS, Inc. (1)(2)(5) — Developing a technology to grow single-crystal boules of aluminum nitride for gallium nitride electronics
Series A Convertible Preferred Stock	(C	)	391,571	305,425
Series A-1 Convertible Preferred Stock	(C	)	1,300,376	1,014,294
Warrants at $0.78 expiring 05/05/2013	(B	)	15,231	0
Warrants at $0.78 expiring 05/12/2013	(B	)	2,350	0
Warrants at $0.78 expiring 08/08/2013	(B	)	4,396	0
				1,319,719

CSwitch, Inc. (1)(2)(5) — Developing next-generation, system-on-a-chip solutions for communications-based platforms
Series A-1 Convertible Preferred Stock	(C	)	6,700,000	3,350,000

D-Wave Systems, Inc. (1)(2)(4)(5)(13) — Developing high-performance quantum computing systems
Series B Convertible Preferred Stock	(A	)	2,000,000	1,793,562
Warrants at $0.85 expiring 10/19/07	(B	)	1,800,000	0
				1,793,562

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2006 (Unaudited)

	Method of		Shares/
	Valuation (3)		Principal	Value

Investments in Non-Controlled Affiliated Companies (6)(8) - 26.9% of net assets (cont.)

Private Placement Portfolio (Illiquid) - 26.9% of net assets (cont.)

Innovalight, Inc. (1)(2)(4)(5) - Developing renewable energy products enabled by silicon-based nanomaterials
Series B Convertible Preferred Stock	(A	)	16,666,666	$2,500,000

Kereos, Inc. (1)(2)(5) — Developing molecular imaging agents and targeted therapeutics to image and treat cancer and
cardiovascular disease
Series B Convertible Preferred Stock	(A	)	349,092	960,000

Kovio, Inc. (1)(2)(5) — Developing semiconductor products
using printed electronics and thin-film technologies
Series C Convertible Preferred Stock	(A	)	2,500,000	3,000,000

Mersana Therapeutics, Inc. (1)(2)(5)(12) — Developing advanced polymers for drug delivery
Series A Convertible Preferred Stock	(C	)	68,452	136,904
Series B Convertible Preferred Stock	(C	)	616,500	1,233,000
Warrants at $2.00 expiring 10/21/10	(B	)	91,625	0
				1,369,904

Metabolon, Inc. (1)(2)(4)(5) - Discovering biomarkers through the use of metabolomics
Series B Convertible Preferred Stock	(A	)	2,173,913	2,500,000

NanoGram Corporation (1)(2)(5) — Developing a broad suite of intellectual property utilizing nanotechnology
Series I Convertible Preferred Stock	(C	)	63,210	64,259
Series II Convertible Preferred Stock	(C	)	1,250,904	1,271,670
Series III Convertible Preferred Stock	(C	)	1,242,144	1,262,764
				2,598,693

Nanomix, Inc. (1)(2)(5) — Producing nanoelectronic sensors that integrate carbon nanotube electronics with silicon microstructures
Series C Convertible Preferred Stock	(A	)	9,779,181	2,500,000

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2006 (Unaudited)

	Method of		Shares/
	Valuation (3)		Principal	Value

Investments in Non-Controlled Affiliated Companies (6)(8) - 26.9% of net assets (cont.)

Private Placement Portfolio (Illiquid) - 26.9% of net assets (cont.)

NanoOpto Corporation (1)(2)(5) — Manufacturing discrete and integrated optical communications sub-components on a chip by utilizing nano manufacturing and nano coating technology
Series A-1 Convertible Preferred Stock	(C	)	267,857	$32,490
Series B Convertible Preferred Stock	(C	)	3,819,935	1,110,073
Series C Convertible Preferred Stock	(C	)	1,932,789	842,503
Series D Convertible Preferred Stock	(C	)	1,397,218	433,138
Warrants at $0.4359 expiring 03/15/10	(B	)	193,279	0
				2,418,204

Nextreme Thermal Solutions, Inc. (1)(2)(5) — Developing thin-film thermoelectric devices
Series A Convertible Preferred Stock	(A	)	1,000,000	1,000,000

Questech Corporation (1)(2) — Manufacturing and marketing
proprietary metal and stone decorative tiles
Common Stock	(B	)	655,454	985,147
Warrants at $1.50 expiring 11/21/07	(B	)	3,750	0
Warrants at $1.50 expiring 11/19/08	(B	)	5,000	0
Warrants at $1.50 expiring 11/19/09	(B	)	5,000	0
				985,147

Solazyme, Inc. (1)(2)(5) — Developing energy-harvesting
machinery of photosynthetic microbes to produce industrial
and pharmaceutical molecules
Series A Convertible Preferred Stock	(C	)	988,204	385,400

Starfire Systems, Inc. (1)(2)(5) —Producing ceramic-forming polymers
Common Stock	(A	)	375,000	150,000
Series A-1 Convertible Preferred Stock	(C	)	600,000	600,000
				750,000

Zia Laser, Inc. (1)(2)(5) — Developing quantum dot semiconductor lasers
Series C Convertible Preferred Stock	(B	)	1,500,000	0

Total Non-Controlled Private Placement Portfolio (cost: $35,457,499)				$30,985,435

Total Investments in Non-Controlled Affiliated Companies (cost: $35,457,499)				$30,985,435

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2006 (Unaudited)

	Method of		Shares/
	Valuation (3)		Principal	Value

Investments in Controlled Affiliated Companies (6)(9) - 3.3% of net assets

Private Placement Portfolio (Illiquid) - 3.3% of net assets

Evolved Nanomaterial Sciences, Inc. (1)(2)(4)(5) — Developing
nanotechnology-enhanced approaches for the resolution of
chiral molecules
Series A Convertible Preferred Stock	(A	)	5,870,021	$2,800,000

SiOnyx, Inc. (1)(2)(4)(5) — Developing silicon-based
optoelectronic products enabled by its proprietary, "Black Silicon"
Series A Convertible Preferred Stock	(C	)	233,499	70,050
Series A-1 Convertible Preferred Stock	(C	)	2,966,667	890,000
				960,050

Total Controlled Private Placement Portfolio (cost: $4,440,000)				$3,760,050

Total Investments in Controlled Affiliated Companies (cost: $4,440,000)				$3,760,050

U.S. Government and Agency Securities - 49.1% of net assets

U.S. Treasury Notes — due date 11/30/07, coupon 4.25%	(H	)	6,500,000	6,453,525
U.S. Treasury Notes — due date 02/15/08, coupon 3.375%	(H	)	9,000,000	8,830,170
U.S. Treasury Notes — due date 05/15/08, coupon 3.75%	(H	)	9,000,000	8,859,690
U.S. Treasury Notes — due date 09/15/08, coupon 3.125%	(H	)	5,000,000	4,855,450
U.S. Treasury Notes — due date 01/15/09, coupon 3.25%	(H	)	3,000,000	2,909,520
U.S. Treasury Notes — due date 02/15/09, coupon 4.50%	(H	)	5,100,000	5,081,895
U.S. Treasury Notes — due date 04/15/09, coupon 3.125%	(H	)	3,000,000	2,893,140
U.S. Treasury Notes — due date 07/15/09, coupon 3.625%	(H	)	3,000,000	2,922,540
U.S. Treasury Notes — due date 10/15/09, coupon 3.375%	(H	)	3,000,000	2,895,480
U.S. Treasury Notes — due date 01/15/10, coupon 3.625%	(H	)	3,000,000	2,911,050
U.S. Treasury Notes — due date 04/15/10, coupon 4.00%	(H	)	3,000,000	2,942,220
U.S. Treasury Notes — due date 07/15/10, coupon 3.875%	(H	)	3,000,000	2,927,820
U.S. Treasury Notes — due date 10/15/10, coupon 4.25%	(H	)	2,000,000	1,975,160

Total Investments in U.S. Government and Agency Securities (cost: $56,923,871)				$56,457,660

Total Investments (cost: $114,876,904)				$108,971,007

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2006 (Unaudited)

Notes to Consolidated Schedule of Investments

(1)	Represents a non-income producing security. Equity investments that have not paid dividends within the last 12 months are considered to be non-income producing.

(2)	Legal restrictions on sale of investment.

(3)	See Footnote to Schedule of Investments for a description of the Valuation Procedures.

(4)	Initial investment was made during 2006.

(5)
These investments are development stage companies. A development stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations, or it has commenced such operations but has not realized significant revenue from them.

(6)
Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own five percent or more, but less than 25 percent, of the voting shares of the portfolio company or where we hold one or more seats on the portfolio company’s Board of Directors. Investments in controlled affiliated companies consist of investments in which we own 25 percent or more of the voting shares of the portfolio company.

(7)
The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $18,055,534. The gross unrealized appreciation based on the tax cost for these securities is $1,732,194. The gross unrealized depreciation based on the tax cost for these securities is $2,019,866.

(8)
The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $35,457,499. The gross unrealized appreciation based on the tax cost for these securities is $376,284. The gross unrealized depreciation based on the tax cost for these securities is $4,848,348.

(9)
The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $4,440,000. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $679,950.

(10)	Continuum Photonics, Inc., merged with Polatis, Ltd., to form Polatis, Inc.

(11)	BridgeLux, Inc., was previously named eLite Optoelectronics, Inc.

(12)	Mersana Therapeutics, Inc., was previously named Nanopharma Corp.

(13)	D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave Systems, Inc., through D-Wave USA, a Delaware company.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. FOOTNOTE TO CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

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

Harris & Harris Enterprises, Inc.SM ("Enterprises"), is a 100 percent wholly owned subsidiary of the Company. Enterprises is a partner in Harris Partners I, L.P.SM and is taxed under Subchapter C of the Code (a “C Corporation”). Harris Partners I, L.P, is a limited partnership and owns our interest in AlphaSimplex Group, LLC. The partners of Harris Partners I, L.P., are Enterprises (sole general partner) and Harris & Harris Group, Inc. (sole limited partner).

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

Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities as of September 30, 2006, and December 31, 2005, and the reported amounts of revenues and expenses for the nine months ended September 30, 2006 and 2005. The most significant estimates relate to the fair valuations of certain of our investments. Actual results could differ from these estimates.

Cash and Cash Equivalents. Cash and cash equivalents include money market instruments with maturities of less than three months.

Portfolio Investment Valuations. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") At September 30, 2006, our financial statements include private venture capital investments valued at $52,513,347 the fair values of which were determined in good faith by, or under the direction, of the Board of Directors. Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material.

Foreign Currency Translation. The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. At September 30, 2006, included in the unrealized gain on investments was $43,015 resulting from foreign currency translation.

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

Income Taxes. Prior to our conversion to a RIC in 1999, our taxes were accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. Accordingly, deferred tax liabilities had been established to reflect temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; the most significant such difference related to our unrealized appreciation on investments.

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

Recent Accounting Pronouncements. In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent de-recognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. FIN 48 is effective for the Company’s fiscal year beginning January 1, 2007, with early adoption permitted. The Company is in the process of evaluating FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for the Company’s fiscal year beginning January 1, 2008, with early adoption permitted. The Company is in the process of evaluating SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” ("SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the over-funded or under-funded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 is effective for the Company’s fiscal year ending December 31, 2006. The Company is in the process of evaluating SFAS No. 158.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ending December 31, 2006, with early application encouraged. The Company is in the process of evaluating SAB 108.

NOTE 4. STOCK-BASED COMPENSATION

On March 23, 2006, the Board of Directors of the Company voted to terminate the Employee Profit-Sharing Plan and establish the Harris & Harris Group, Inc. 2006 Equity Incentive Plan (the “Stock Plan”), subject to shareholder approval. This proposal was approved at the May 4, 2006 Annual Meeting of Shareholders. The Stock Plan provides for the grant of equity-based awards of restricted stock and stock options to our directors, officers, employees, advisors and consultants who are selected by our Compensation Committee for participation in the plan and subject to compliance with the 1940 Act.

On July 11, 2006, the Company filed an application with the SEC regarding certain provisions of the Stock Plan. In the event that the SEC provides the exemptive relief requested by the application and any additional stockholder approval required by the SEC, the Compensation Committee may, in the future, authorize awards under the Stock Plan to certain former officers of the Company, non-employee directors of the Company, authorize grants of restricted stock and adjust the exercise price of options to reflect taxes paid for deemed dividends.

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

The Company accounts for the Stock Plan in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment,” which requires that we determine the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, and record these amounts as an expense in the Statement of Operations over the vesting period with a corresponding increase to our additional paid-in capital. At September 30, 2006, the increase to our operating expenses was offset by the increase to our additional paid-in capital, resulting in no net impact to our net asset value. Additionally, the Company does not record the tax benefits associated with the expensing of stock options because the Company intends to qualify as a RIC under Subchapter M of the Code.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model as permitted by SFAS No. 123(R). The stock options were awarded in five different grant types, each with different contractual terms. The assumptions used in the calculation of fair value using the Black-Scholes model for each contract term were as follows:

		Number	Expected	Expected	Expected	Risk-free	Fair
		of Options	Term	Volatility	Dividend	Interest	Value
Type of Award	Term	Granted	in Yrs	Factor	Yield	Rates	Per Share

Non-qualified stock options	1 Year	1,001,017	0.75	37.4%	0%	5.16%	$1.48
Non-qualified stock options	2 Years	815,000	1.625	45.2%	0%	5.12%	$2.63
Non-qualified stock options	3 Years	659,460	2.42	55.7%	0%	5.09%	$3.81
Non-qualified stock options	10 Years	690,000	5.75	75.6%	0%	5.08%	$6.94
Incentive stock options	10 Years	792,806	7.03	75.6%	0%	5.08%	$7.46
Total		3,958,283

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

Expected volatility is the measure of how the stock's price is expected to fluctuate over a period of time. An increase in the expected volatility assumption yields a higher fair value of the stock option. Expected volatility factors for the stock options were based on the historical fluctuations in the Company’s stock price over the expected term of the option, adjusted for stock splits and dividends.

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

The risk-free interest rate assumptions are based on the annual yield on the measurement date of a zero-coupon U.S Treasury bond the maturity of which equals the option’s expected term. Higher assumed interest rates yield higher fair values.

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

For the three months and nine months ended September 30, 2006, the Company recognized $2,470,135 and $2,585,680 of compensation expense in the Consolidated Statements of Operations, respectively. As of September 30, 2006, there was approximately $12,997,811 of unrecognized compensation cost related to unvested stock option awards. This cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

For the three months and nine months ended September 30, 2006, the calculation of the net decrease in net assets resulting from operations per share excludes the stock options because such options were anti-dilutive. The options may be dilutive in future periods in which there is a net increase in net assets resulting from operations in the event that there is a significant increase in the average stock price or significant decreases in the amount of unrecognized compensation cost.

A summary of the changes in outstanding stock options is as follows:

Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining	Aggregate
		Exercise	Grant Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (Yrs)	Value

Options outstanding at June 1, 2006	-

Granted	3,958,283	$10.11
Exercised	-
Forfeited or expired	-

Options outstanding at September 30, 2006	3,958,283	$10.11	$4.25	4.65	$8,589,474

Options exercisable	-

Available for grant	192,986

The aggregate intrinsic value in the table above is calculated as the difference between the Company's closing stock price of $12.28 on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options. This represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders fully vested and exercised their awards on September 30, 2006.

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

NOTE 5. EMPLOYEE PROFIT-SHARING PLAN

Prior to the adoption of the Stock Plan, the Company operated the Amended and Restated Harris & Harris Group, Inc. Employee Profit-Sharing Plan (the "2002 Plan"). Effective May 4, 2006, the 2002 Plan was terminated.

The 2002 Plan (and its predecessor) provided for profit sharing by our officers and employees equal to 20 percent of our "qualifying income" for that plan year.

As soon as practicable following the year-end, the Compensation Committee determined whether, and if so how much, qualifying income existed for a plan year. Approximately ninety percent of the amount determined by the Compensation Committee was then paid out to Plan participants pursuant to the distribution percentages set forth in the 2002 Plan. The remaining payment was paid out after we finalized our tax returns for that plan year.

Each quarter, we performed a calculation to determine the accrual for profit sharing. We calculated 20 percent of qualifying income (i.e., realized income) pursuant to the terms of the 2002 Plan and estimated the amount of additional qualifying income, if any, that would result from selling all the portfolio investments that were valued above cost (i.e., that were in an unrealized appreciation position). Although the accrual would fluctuate as a result of changes in qualifying income and changes in unrealized appreciation, payments were made only to the extent that qualifying income existed. At September 30, 2006, and December 31, 2005, we accrued $262,331 and $2,107,858, respectively, for profit sharing. On March 1, 2006, the Company paid $1,897,072 to plan participants (employees and former employees), which represented approximately 90 percent of the total estimated profit-sharing payment for 2005. The Company recorded $51,545 of expense for the three months and nine months ended September 30, 2006, based on updated estimates of its ultimate tax liability for 2005. The balance of $262,331 is expected to be paid in the fourth quarter of 2006, subject to the finalization of our tax returns.

As discussed in Note 4, subject to receiving exemptive relief from the SEC, the Company may permit certain former officers of the Company to be participants of the Stock Plan. Alternatively, the SEC may provide relief which would permit us to pay out the remainder, if any, of the former officers' grandfathered participations under the terminated 2002 Plan.

NOTE 6. DISTRIBUTABLE EARNINGS

As of December 31, 2005, and September 30, 2006, there were no distributable earnings. The difference between the book basis and tax basis components of distributable earnings is primarily nondeductible deferred compensation and net operating losses.

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

In December 2005, we declared a deemed dividend on net taxable realized long-term capital gains of $23,206,763. The Company recorded a tax payable on its Consolidated Statements of Assets and Liabilities of $8,122,367 for taxes payable on behalf of its shareholders. This distribution of $8,122,367 was also recorded as an income tax expense on the Consolidated Statements of Operations for the year ended December 31, 2005. Shareholders of record at December 31, 2005, received a tax credit of $0.39131971 per share. The balance of $15,084,396 was retained by the Company. The Company paid $8,122,367 of taxes on behalf of its shareholders on January 30, 2006. At December 31, 2005, we had $1,514,967 accrued for federal and state income taxes payable upon filing of our 2005 tax returns.

During the third quarter of 2006, we paid $1,072,286 in federal income taxes. At September 30, 2006, we had $216,602 accrued for federal, state and local taxes payable by the Company.

We pay federal, state and local taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is taxed as a C Corporation. For the three months ended September 30, 2006, and 2005, our income tax benefit for Harris & Harris Enterprises, Inc., was $7,571 and $13, respectively. For the nine months ended September 30, 2006, and 2005, our income tax expense was $9,475 and $4,839, respectively.

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

HARRIS & HARRIS GROUP, INC. FINANCIAL HIGHLIGHTS (Unaudited)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2006	2005	2006	2005
Per Share Operating Performance
Net asset value per share, beginning of period	$5.54	$4.61	$5.68	$4.33

Net operating (loss)*	(0.14)	(0.18)	(0.22)	(0.41)
Net realized income (loss)
on investments*	0.01	0	0.01	(0.14)
Net (increase) decrease in unrealized
depreciation as a result of sales*	0	0	0	0
Net (increase) decrease in unrealized
depreciation on investments held*	0.01	0.58	(0.06)	1.23
Total from investment operations*	(0.12)	0.40	(0.27)	0.68

Net increase as a result of stock-based
compensation	0.12		0.13
Net increase as a result of
stock offering	0	0.93	0	0.93
Total increase from capital
stock transactions	0.12	0.93	0.13	0.93

Net asset value per share, end
of period	$5.54	$5.94	$5.54	$5.94
Stock price per share, end
of period	$12.28	$11.10	$12.28	$11.10
Total return based on stock price (1)	11.23%	(6.8)%	(11.65)%	(32.2)%

Supplemental Data:
Net assets, end of period	$115,048,343	$123,376,692	$115,048,343	$123,376,692
Ratio of expenses to average
net assets (1)	3.2%	3.5%	5.8%	9.2%
Ratio of net operating income (loss) to
average net assets (1)	(2.6)%	(3.2)%	(3.8)%	(8.4)%
Cash dividends paid per share	$0	$0	$0	$0
Deemed dividend per share	$0	$0	$0	$0
Number of shares outstanding,
end of period	20,756,345	20,756,345	20,756,345	20,756,345

*Based on Average Shares Outstanding

(1) Not annualized

The accompanying notes are an integral part of this schedule.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the unaudited September 30, 2006, Consolidated Financial Statements and the Company's 2005 audited Consolidated Financial Statements and notes thereto.

Background and Overview

We incorporated under the laws of the state of New York in August 1981. In 1983, we completed an initial public offering and invested $406,936 in Otisville BioTech, Inc., which also completed an initial public offering later that year. In 1984, Charles E. Harris purchased a controlling interest in us which also made him the control person of Otisville. We then divested our other assets and became a financial services company, with the investment in Otisville as the initial focus of our business activity.

In 1992, we registered as an investment company under the 1940 Act, commencing operations as a closed-end, non-diversified investment company. In 1995, we elected to become a business development company subject to the provisions of Sections 55 through 65 of the 1940 Act.

Throughout our corporate history, we have made early stage venture capital investments in a variety of industries. We define venture capital investments as investments in start-up firms and small businesses with exceptional growth potential. We have invested a substantial portion of our assets in venture capital investments of private, development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth, have little or no history of operations and are developing unproven technologies. At September 30, 2006, $52,513,347, or 45.6 percent, of our net assets at fair value consisted of private venture capital investments, net of unrealized depreciation of $5,439,686. At December 31, 2005, $33,187,333, or 28.1 percent, of our net assets at fair value consisted of private venture capital investments, net of unrealized depreciation of $4,519,009.

Since our investment in Otisville in 1983 through September 30, 2006, we have made a total of 72 venture capital investments, including four private placement investments in securities of publicly traded companies. We have sold 44 of these 72 investments, realizing total proceeds of $143,614,382 on our invested capital of $51,229,202. As measured from first dollar in to last dollar out, the average and median holding periods for these 44 investments were 3.63 years and 3.19 years, respectively. As measured by the 149 separate rounds of investment within these 44 investments, the average and median holding periods for the 149 separate rounds of investment were 2.84 years and 2.44 years, respectively.

In 1994, we made our first tiny technology investment. From August 2001 through September 30, 2006, all 30 of our initial investments have been in tiny technology. From August 2001 through September 30, 2006, we have invested a total of $61,884,243 in tiny technology.

The following is a summary of our initial and follow-on investments in tiny technology from 2001 to the present. We consider a "round-led" to be a round where we were the new investor or the leader of a set of new investors in an investee company. Typically, but not always, the lead investor negotiates the price and terms of a deal with an investee company.

	2001	2002	2003	2004	2005	2006
Total Investments	$489,999	$6,240,118	$3,812,600	$14,837,846	$16,251,339	$20,252,341
# of New Invesments	1	7	5	8	4	5
# of Follow-On Investments	0	1	5	21	13	12
# of Rounds Led	0	1	0	2	0	6
Average Dollar Amount - Initial	$489,999	$784,303	$437,156	$911,625	$1,575,000	$2,060,109
Average Dollar Amount - Follow-On	N/A	$750,000	$325,364	$359,278	$765,488	$829,316

At September 30, 2006, from first dollar in, the average and median holding period of these 30 investments, which includes four investments that were exited, were 2.30 years and 1.96 years. We currently have 26 tiny technology companies in our portfolio. At September 30, 2006, from first dollar in, the average and median holding periods for these 26 venture capital investments were 2.64 years and 1.96 years, respectively.

We value our private venture capital investments each quarter as determined in good faith by our Valuation Committee, a committee of independent directors, within guidelines established by our Board of Directors in accordance with the 1940 Act. (See "Footnote to Consolidated Schedule of Investments" contained in "Consolidated Financial Statements.")

We have discretion in the investment of our capital. However, we invest primarily in illiquid equity securities of private companies. Generally, these investments take the form of preferred stock, are subject to restrictions on resale and have no established trading market. Our principal objective is to achieve long-term capital appreciation. Therefore, a significant portion of our investment portfolio provides little or no income in the form of dividends or interest. We earn interest income from fixed-income securities, including U.S. government and agency securities. The amount of interest income we earn varies with the average balance of our fixed-income portfolio and the average yield on this portfolio and is not expected to be significant to our results of operations.

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

Results of Operations

Three months ended September 30, 2006, as compared to the three months ended September 30, 2005

In the three months ended September 30, 2006, we had a net decrease in net assets resulting from operations of $2,588,092. In the three months ended September 30, 2005, we had a net increase in net assets resulting from operations of $7,336,923.

Investment Income and Expenses:

We had net operating losses of $2,988,790 and $3,273,797 for the three months ended September 30, 2006, and September 30, 2005, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses. During the three months ended September 30, 2006, and 2005, total investment income was $719,619 and $315,374, respectively. During the three months ended September 30, 2006, and 2005, total operating expenses were $3,708,409 and $3,589,171, respectively.

During the three months ended September 30, 2006, as compared with the same period in 2005, investment income increased owing to an increase in our average holdings of U.S. government and agency securities. During the three months ended September 30, 2006, our average holdings of such securities were $62,693,114 as compared with $47,583,402 during the three months ended September 30, 2005.

The increase in operating expenses for the three months ended September 30, 2006, as compared with the three months ended September 30, 2005, was primarily owing to decreases in administrative and operations expenses, profit-sharing expense and professional fees, offset by increases in salaries, benefits and stock-based compensation expense and directors' fees and expenses. Administration and operations expense decreased by $21,200, or 8.0 percent, primarily as a result of a decrease in our directors' and officers' liability insurance expense and decreases in the cost of proxy-related expenses. Profit-sharing expense was $51,545 for the third quarter of 2006, as compared with $2,393,488 for the three months ended September 30, 2005, owing primarily to an increase in the market value of our holdings of NeuroMetrix, Inc., in 2005 and the termination of the profit-sharing plan effective May 4, 2006. We recorded $51,545 of profit-sharing expense toward the remainder of the 2005 profit-sharing payment in the three months ended September 30, 2006, based on updated estimates of our ultimate tax liability for 2005. Professional fees decreased by $29,025, or 23.3 percent, for the three months ended September 30, 2006, as compared with the same period in 2005. Professional fees were lower for the three months ended September 30, 2006, as compared with September 30, 2005, primarily as a result of the elimination of consulting costs incurred for a temporary Senior Controller in 2005 and the reduction of some of our Sarbanes-Oxley-related compliance costs. Salaries, benefits and stock-based compensation expense increased by $2,478,274, or 368.2 percent, for the three months ended September 30, 2006, as compared with September 30, 2005, as a result of the adoption of the Equity Incentive Plan during the second quarter of 2006. Salaries, benefits and stock-based compensation includes $2,470,135 of non-cash expense associated with the Equity Incentive Plan for the three months ended September 30, 2006. While the non-cash stock-based compensation expense for the Equity Incentive Plan increased our operating expenses by $2,470,135, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value. The stock-based compensation expense and corresponding increase to our additional paid-in capital may increase in future quarters. Directors' fees and expenses increased by $21,198, or 33.1 percent, primarily as a result of additional meetings held in the period ended September 30, 2006, as compared with the period ended September 30, 2005.

Realized Income and Losses on Investments:

During the three months ended September 30, 2006, we realized net gains on investments of $6,420. During the three months ended September 30, 2005, we realized net losses on investments of $240.

During the three months ended September 30, 2006, we realized net gains of $6,420, consisting of income from our investments in AlphaSimplex Group, LLC and Exponential Business Development Company LLC. During the three months ended September 30, 2006, we realized a net tax benefit of $242,352 related to taxes incurred in 2005 that are expected to be refunded.

During the three months ended September 30, 2005, we realized net losses of $240.

Net Unrealized Appreciation and Depreciation on Investments:

During the three months ended September 30, 2006, net unrealized depreciation on total investments decreased by $151,928, or 2.5 percent, from net unrealized depreciation of $6,057,825 at June 30, 2006, to net unrealized depreciation of $5,905,897 at September 30, 2006. Net unrealized appreciation on total investments increased by $10,610,947, or 105.6 percent, during the three months ended September 30, 2005, from net unrealized appreciation of $10,046,292 at June 30, 2005, to net unrealized appreciation of $20,657,239 at September 30, 2005.

During the three months ended September 30, 2006, net unrealized depreciation on our venture capital investments increased by $509,596, from $4,930,090 to $5,439,686, owing primarily to decreases in the valuation of our investments in Polatis, Inc., of $105,503 and SiOnyx, Inc., of $679,950 and increases in the valuations of our investments in NeoPhotonics Corporation of $65,405 and Questech Corporation of $190,875. We also had an unrealized loss on our investment in D-Wave Systems, Inc., of $160, because of foreign currency translation gains or losses. Unrealized depreciation on our U.S. government and agency securities portfolio decreased by $661,524, from $1,127,735 at June 30, 2006, to $466,211 at September 30, 2006.

During the three months ended September 30, 2005, net unrealized appreciation on our venture capital investments increased by $10,636,184, from net unrealized appreciation of $10,367,462 at June 30, 2005, to net unrealized appreciation of $21,003,646 at September 30, 2005, primarily owing to an increase in the valuation of our investment in NeuroMetrix, Inc., of $11,079,932 and decreases in the valuations of Zia Laser, Inc., NeoPhotonics Corporation and Polatis, Inc., of $375,000, $63,248 and $5,500, respectively.

Nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005

In the nine months ended September 30, 2006, we had a net decrease in net assets resulting from operations of $5,525,079. In the nine months ended September 30, 2005, we had a net increase in net assets resulting from operations of $12,105,326.

Investment Income and Expenses:

We had net operating losses of $4,450,420 and $7,317,035 for the nine months ended September 30, 2006, and September 30, 2005, respectively.

During the first nine months of 2006, as compared with the same period in 2005, investment income increased from $739,200 to $2,309,746, owing to an increase in our average holdings throughout the period of U.S. government and agency securities and an increase in average interest rates. During the nine months ended September 30, 2006, our average holdings of such securities were $69,131,929, as compared with $42,792,479 during the nine months ended September 30, 2005.

Operating expenses were $6,760,166 and $8,056,235 for the nine months ended September 30, 2006, and September 30, 2005, respectively. The decrease in operating expenses for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, was primarily owing to decreases in administrative and operations expenses, profit-sharing expense and professional fees, offset by increases in salaries, benefits and stock-based compensation expense and directors' fees and expenses. Administrative and operations expense decreased by $104,864, or 9.7 percent, primarily as a result of a decrease in our directors' and officers' liability insurance expense and decreases in the cost of proxy-related expenses. Profit-sharing expense was $51,545 for the nine months ended September 30, 2006, as compared with $4,094,359 for the nine months ended September 30, 2005, owing primarily to an increase in the market value of our holdings in NeuroMetrix, Inc., in 2005 and to the termination of the profit-sharing plan effective May 4, 2006. We recorded $51,545 of profit-sharing expense toward the remainder of the 2005 profit-sharing payment in the nine months ended September 30, 2006, based on updated estimates of our ultimate tax liability for 2005. Professional fees decreased by $131,788, or 21.4 percent, for the nine months ended September 30, 2006, as compared with the same period in 2005. Professional fees were lower for the nine months ended September 30, 2006, as compared with September 30, 2005, primarily as a result of the elimination of consulting costs incurred for a temporary Senior Controller in 2005 and the reduction of some of our Sarbanes-Oxley-related compliance costs incurred in 2005. Salaries, benefits and stock-based compensation expense increased by $2,886,485, or 155.6 percent, for the nine months ended September 30, 2006, as compared with September 30, 2005, as a result of an increase in the number of full-time employees as well as the adoption of the Equity Incentive Plan during the second quarter of 2006. The increase in salaries, benefits and stock-based compensation expense reflects expenses associated with ten full-time employees and one part-time employee during the nine months ended September 30, 2006, as compared with an average of nine full-time employees during the nine months ended September 30, 2005. Salaries, benefits and stock-based compensation also includes $2,585,680 of non-cash expense associated with the Equity Incentive Plan. Directors' fees and expenses increased by $61,259, or 29.9 percent, as a result of additional meetings held in 2006 related to the adoption of the 2006 Equity Incentive Plan.

Realized Income and Losses on Investments:

During the nine months ended September 30, 2006, we realized net gains on investments of $19,873. During the nine months ended September 30, 2005, we realized net losses on investments of $2,427,469.

 During the nine months ended September 30, 2006, we realized net gains of $19,873, consisting primarily of proceeds received from the liquidation of Optiva, Inc., and proceeds received from Exponential Business Development, offset by net losses realized on our investment in AlphaSimplex Group, LLC. During 2005, we deemed the securities we held in Optiva, Inc., worthless and recorded the proceeds received and due to us on the liquidation of our bridge notes, realizing a loss of $1,619,245. At December 31, 2005, we recorded a $75,000 receivable for estimated proceeds from the final payment on the Optiva, Inc., bridge notes. During the first quarter of 2006, we received payment of $95,688 from these bridge notes, resulting in the realized gain of $20,688 on Optiva, Inc. These gains were offset by net losses of $10,757 on our investment in AlphaSimplex Group, LLC. During the nine months ended September 30, 2006, we realized tax benefits of $222,815 for 2005 taxes that are expected to be refunded.

During the nine months ended September 30, 2005, we realized losses on the sale of investments, including $1,358,286 for Agile Materials & Technologies, Inc., and $1,091,209 for Nanotechnologies, Inc. We also realized a loss of $294,245 from the sale of the assets underlying our investment in Optiva, Inc. These realized losses were partially offset by the realized gain of $255,486 on a sale of our investment in NanoGram Devices Corporation.

Net Unrealized Appreciation and Depreciation on Investments:

During the nine months ended September 30, 2006, net unrealized depreciation on total investments increased by $1,317,347, or 28.7 percent, from net unrealized depreciation of $4,588,550 at December 31, 2005, to net unrealized depreciation of $5,905,897 at September 30, 2006. During the nine months ended September 30, 2005, net unrealized appreciation on total investments increased by $21,854,669, or 1,825 percent, from net unrealized depreciation of $1,197,429 at December 31, 2004, to net unrealized appreciation of $20,657,240 at September 30, 2005.

During the nine months ended September 30, 2006, net unrealized depreciation on our venture capital investments increased by $920,677, from $4,519,009 to $5,439,686, owing primarily to decreases in the valuation of our investments in NeoPhotonics Corporation of $254,238, Polatis, Inc., of $105,503, SiOnyx, Inc., of $679,950 and Zia Laser, Inc., of $187,500, and an increase in the valuations of our investments in Crystal IS of $19,735 and Questech Corporation of $247,809. We also had an increase, owing to foreign currency translation, of $43,015 on our investment in D-Wave Systems, Inc. Unrealized depreciation on our U.S. government and agency securities portfolio increased from $69,541 at December 31, 2005, to $466,211 at September 30, 2006.

During the nine months ended September 30, 2005, we recorded a net increase of $21,878,292 in unrealized appreciation of our venture capital investments, primarily as a result of an increase in unrealized appreciation of NeuroMetrix, Inc., of $20,751,637. In addition, unrealized appreciation increased as a result of the realization of losses from the sales of our investments in Agile Materials and Technologies, Inc., of $1,364,081, Nanotechnologies, Inc., of $917,410 and from the sale of the assets underlying our investment in Optiva, Inc., of $675,000. Changes in valuation resulted in increased appreciation on our investment in Nantero, Inc., of $813,771 and decreased valuations of our investments in Zia Laser, Inc., of $1,125,000 and in Nanopharma Corporation of $563,097.

Financial Condition

Nine Months ended September 30, 2006

At September 30, 2006, our total assets and net assets, respectively, were $118,975,063 and $115,048,343, compared with $132,938,120 and $117,987,742 at December 31, 2005.

At September 30, 2006, net asset value per share was $5.54, as compared with $5.68 at December 31, 2005. Our shares outstanding were unchanged during the nine months ended September 30, 2006.

Significant developments in the nine months ended September 30, 2006, were an increase in the value of our venture capital investments of $19,326,014 and a decrease in the value of our investment in U.S. government and agency securities of $39,793,204. The increase in the value of our venture capital investments, from $33,187,333 at December 31, 2005, to $52,513,347 at September 30, 2006, resulted primarily from five new and 10 follow-on investments, partially offset by a net decrease of $920,677 in the net value of our previous venture capital investments. The decrease in the value of our U.S. government and agency securities, from $96,250,864 at December 31, 2005, to $56,457,660 at September 30, 2006, was primarily owing to the use of funds for investments totaling $20,252,341, tax payments of $9,354,653, profit-sharing payments of $1,897,072, an increase in unrealized losses of $396,670 and payment of net operating expenses.

The following table is a summary of additions to our portfolio of venture capital investments during the nine months ended September 30, 2006:

New Investments	Amount
D-Wave Systems, Inc.	$1,750,547
Evolved Nanomaterial Sciences, Inc.	$2,800,000
Innovalight, Inc.	$2,500,000
Metabolon, Inc.	$2,500,000
SiOnyx, Inc.	$750,000

Follow-on Investments
Chlorogen, Inc.	$110,719
Crystal IS, Inc.	$1,098,240
CSwitch Corporation	$2,850,000
NanoGram Corporation	$1,262,764
NanoOpto Corporation	$433,138
NeoPhotonics Corporation	$2,750,000
Nextreme	$500,000
Polatis, Inc.	$44,183
Questech Corporation	$12,750
SiOnyx, Inc.	$890,000
Total	$20,252,341

The following tables summarize the fair values of our portfolios of venture capital investments and U.S. government and agency securities, as compared with their cost, at September 30, 2006, and December 31, 2005:

	September 30, 2006	December 31, 2005
Venture capital investments,
at cost	$57,953,033	$37,706,342
Net unrealized depreciation (1)	5,439,686	4,519,009
Venture capital investments,
at fair value	$52,513,347	$33,187,333

	September 30, 2006	December 31, 2005
U.S. government and agency
securities, at cost	$56,923,871	$96,320,405
Net unrealized depreciation(1)	466,211	69,541
U.S. government and agency
securities, at fair value	$56,457,660	$96,250,864

1)At September 30, 2006, and December 31, 2005, the net accumulated unrealized depreciation on investments, including deferred taxes, was $5,905,897 and $4,764,125, respectively.

The following table summarizes the fair value composition of our venture capital investment portfolio at September 30, 2006, and December 31, 2005.

	September 30, 2006	December 31, 2005
Category

Tiny Technology	99.9%	99.9%
Other Venture Capital Investments	0.1%	0.1%
Total Venture Capital Investments	100.0%	100.0%

Liquidity

Our primary sources of liquidity are cash, receivables and freely marketable securities, net of short-term indebtedness. Our secondary sources of liquidity are restricted securities of companies that are publicly traded.

At September 30, 2006, and December 31, 2005, our total net primary liquidity was $64,115,126 and $97,797,219, respectively, and our secondary liquidity was $0 and $0, respectively.

The decrease in our primary liquidity from December 31, 2005, to September 30, 2006, is primarily owing to the use of funds for investments, profit sharing and tax payments, as well as net operating expenses.

Capital Resources

In 2004, we registered with the Securities and Exchange Commission for the sale of up to 7,000,000 shares of our common stock from time to time. In July 2004, we sold 3,450,000 common shares for gross proceeds of $36,501,000; net proceeds of the offering, after offering costs of $372,825, were $36,128,175. In September 2005, we completed the sale of 3,507,500 common shares, for total gross proceeds of $37,091,813. Net proceeds, after offering costs of $565,246, were $36,526,567. We intend to use, and have been using, the net proceeds of the offerings to make new investments in tiny technology as well as follow-on investments in our existing venture capital investments, and for working capital. Through September 30, 2006, we have used $48,691,206 from these two offerings for these purposes.

Critical Accounting Policies

The Company's significant accounting policies are described in Note 3 to the Consolidated Financial Statements and in the Footnote to the Consolidated Schedule of Investments. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and those that require management’s most difficult, complex or subjective judgments. The Company considers the following accounting policies and related estimates to be critical:

Stock-Based Compensation

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options, consistent with the provisions of SFAS No. 123(R). Management uses the Black-Scholes option pricing model because of the lack of historical option data which is required for use in other, more complex models. Other models may yield fair values that are significantly different from those calculated by the Black-Scholes option pricing model.

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

We use the simplified calculation of expected life described in the SEC’s Staff Accounting Bulletin 107, because of the lack of historical information about option exercise patterns. Future exercise behavior could be materially different than that which is assumed by the model.

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

The discount rate reflects the current rate at which the post-retirement benefit liabilities could be effectively settled considering the timing of expected payments for plan participants. In estimating this rate, we consider rates of return on high quality fixed-income investments included in published bond indexes. We consider the Moody’s Aa Corporate Bond Index and the Citigroup Pension Liability Index in the determination of the appropriate discount rate assumptions. The weighted average rate we utilized to measure our post retirement benefit obligation as of December 31, 2005, and calculate our 2006 expense was 5.5 percent, which is a decrease from 5.75 percent used in determining the 2005 expense.

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

We also invest in short-term money market instruments, and both short and long-term U.S. government and agency securities. To the extent that we invest in short and long-term U.S. government and agency securities, changes in interest rates may result in changes in the value of these obligations which would result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements, and the quantity and duration of both the short and long-term U.S. government and agency securities held by the Company, and it will vary from period to period. If the average interest rate on U. S. government and agency securities at September 30, 2006, were to increase by 25, 75 and 150 basis points, the weighted average value of these securities held by us at September 30, 2006, would decrease by approximately $321,403, $964,210 and $1,928,421, respectively, and our net asset value would decrease correspondingly.

Most of our investments are denominated in U.S. dollars. We currently have one investment denominated in Canadian dollars. We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates. The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates is $179,356 at September 30, 2006.

In addition, in the future, we may from time to time opt to borrow money to make investments. Our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest such funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we choose to borrow funds for investing purposes.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the Securities Exchange Act of 1934 (the "1934 Act")). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures. As of September 30, 2006, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2006 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

10.1	Form of Incentive Stock Option Agreement, incorporated by reference as Exhibit 10.1 to the Company's Form 8-K filed on June 26, 2006.

10.2	Form of Non-Qualified Stock Option Agreement, incorporated by reference as Exhibit 10.2 to the Company's Form 8-K filed on June 26, 2006.

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on behalf of the Registrant and as its chief accounting officer.

Harris & Harris Group, Inc.

/s/ Douglas W. Jamison
By: Douglas W. Jamison, President and Chief Financial Officer

/s/ Patricia N. Egan
By: Patricia N. Egan Chief Accounting Officer and Vice President

Date: November 8, 2006

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.