Form 10-K
period 2006-12-31
HARRIS & HARRIS GROUP INC /NY/
filed 2007-03-16
CIK 893739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________

Commission File No. 0-11576

HARRIS & HARRIS GROUP, INC.®
(Exact Name of Registrant as Specified in its Charter)

New York	13-3119827
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

111 West 57th Street, New York, New York	10019
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code (212) 582-0900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
  ☐Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
 ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
     ☐Yes ☑ No

The aggregate market value of the common stock held by non-affiliates of Registrant as of June 30, 2006 was $215,684,031 based on the last sale price as quoted by the Nasdaq Global Market on such date (only officers and directors are considered affiliates for this calculation).

As of March 15, 2007, the registrant had 21,341,029 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE	INCORPORATED AT

Harris & Harris Group, Inc. Proxy Statement for the	Part III, Items 10, 11,
2007 Annual Meeting of Shareholders	12, 13 and 14

TABLE OF CONTENTS
		Page
PART I

Item 1.	Business	1
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	26
Item 2.	Properties	27
Item 3.	Legal Proceedings	27
Item 4.	Submission of Matters to a Vote of Security Holders	27

PART II

Item 5.	Market For Registrant's Common Equity, Related
	Stockholder Matters and Issuer Purchase of
	Equity Securities	28
Item 6.	Selected Financial Data	31
Item 7.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	32
Item 7A.	Quantitative and Qualitative Disclosures About Market
	Risk	49
Item 8.	Consolidated Financial Statements
	and Supplementary Data	51
Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	95
Item 9A.	Controls and Procedures	95
Item 9B.	Other Information	95

PART III

Item 10.	Directors and Executive Officers of the Registrant	96
Item 11.	Executive Compensation	96
Item 12.	Security Ownership of Certain Beneficial Owners
	and Management and Related Stockholder Matters	96
Item 13.	Certain Relationships and Related Transactions,
	and Director Independence	96
Item 14.	Principal Accountant Fees and Services	97

PART IV

Item 15.	Exhibits and Financial Statements Schedules	98

	Signatures	100

	Exhibit Index	102

PART I

Item 1. Business

Harris & Harris Group, Inc.® (the "Company," "us," "our," and "we"), is a venture capital company specializing in tiny technology that operates as a business development company ("BDC") under the Investment Company Act of 1940, which we refer to as the 1940 Act. For tax purposes, we have elected to be a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, which we refer to as the Code. Our investment objective is to achieve long-term capital appreciation, rather than current income, by making venture capital investments in early-stage companies. We incorporated under the laws of the state of New York in August 1981. Our investment approach is comprised of a patient examination of available opportunities, thorough due diligence and close involvement with management. As a venture capital company, we invest in and provide managerial assistance to our portfolio companies which, in our opinion, have significant potential for growth. We are managed by our Board of Directors and officers and have no investment advisor.

We make initial venture capital investments exclusively in "tiny technology," which we define as nanotechnology, microsystems and microelectromechanical systems ("MEMS"). We consider a company to be a tiny technology company if the company employs or intends to employ technology that we consider to be at the microscale or smaller and if the employment of that technology is material to its business plan. Our portfolio includes insignificant non-tiny technology investments made prior to 2001, and we may make follow-on investments in either tiny or non-tiny technology portfolio companies. At December 31, 2006, 46.7 percent of our total assets and 99.9 percent of our venture capital portfolio were invested in tiny technology investments. By making these investments, we seek to provide our shareholders with an increasingly specific focus on tiny technology through a portfolio of venture capital investments that address a variety of markets and products. This investment policy is not a fundamental policy and accordingly may be changed without shareholder approval, although we intend to give shareholders at least 60 days prior notice of any change in our policy.

Tiny technology is multidisciplinary and widely applicable, and it incorporates technology that was not previously in widespread use. Nanotechnology is measured in nanometers, which are units of measurement in billionths of a meter. Microsystems are measured in micrometers, which are units of measurement in millionths of a meter. Because it is in many respects a new field, tiny technology has significant scientific, engineering and commercialization risks.

Our website is www.TinyTechVC.com. We make available free of charge through our website: our annual report on Form 10-K; our quarterly reports on Form 10-Q; our current reports on Form 8-K; and amendments to those reports as soon as reasonably practicable after filing or furnishing such materials to the Securities and Exchange Commission ("SEC").

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

Achievement of our investment objective is basically dependent upon the judgment of a team of five professional, full-time members of management, four of whom are designated as Managing Directors, Charles E. Harris, Douglas W. Jamison, Daniel V. Leff and Alexei A. Andreev, and a Vice President, Daniel B. Wolfe. Two of our directors are also consultants to us, Kelly S. Kirkpatrick and Lori D. Pressman. This team and these directors collectively have expertise in venture capital investing, intellectual property and nanotechnology. Charles E. Harris is our Chairman and Chief Executive Officer and a "control" person as defined in the 1940 Act. There can be no assurance that a suitable replacement could be found for Mr. Harris upon his retirement, his resignation, his inability to act on our behalf or in the event of his death. On December 31, 2008, Mr. Harris will be subject to mandatory retirement pursuant to the Company's mandatory retirement policy for senior executives. The Board of Directors may extend the mandatory retirement age for a given senior executive from year to year. On November 2, 2006, the Board of Directors named Douglas W. Jamison as Mr. Harris's successor upon Mr. Harris's retirement.

Subject to continuing to meet the tests applicable to BDCs, there are no limitations on the types of securities or other assets in which we may invest. Investments may include the following:

•	Equity, equity-related securities (including warrants) and debt with equity features from either private or public issuers.

•	Venture capital investments, whether in corporate, partnership or other form, including development stage or start-up entities.

•	Intellectual property or patents or research and development in technology or product development that may lead to patents or other marketable technology.

•	Debt obligations of all types having varying terms with respect to security or credit support, subordination, purchase price, interest payments and maturity.

•	Foreign securities.

•	Miscellaneous investments.

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

In connection with our venture capital investments, we may participate in providing a variety of services to our portfolio companies, including the following:

•	recruiting management;
•	formulating operating strategies;
•	formulating intellectual property strategies;
•	assisting in financial planning;
•	providing management in the initial start-up stages; and
•	establishing corporate goals.

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

We may control, be represented on, or have observer rights on the Board of Directors of a portfolio company through one or more of our officers or directors, who may also serve as officers of the portfolio company. We indemnify our officers and directors for serving on the Boards of Directors or as officers of portfolio companies, which exposes us to additional risks. Particularly during the early stages of an investment, we may, in rare instances, in effect be conducting the operations of the portfolio company. As a venture capital backed company emerges from the developmental stage with greater management depth and experience, we expect that our role in the portfolio company’s operations will diminish. Our goal is to assist each company in establishing its own independent capitalization, management and Board of Directors. We expect to be able to reduce our involvement in those start-up companies that become successful, as well as in those start-up companies that fail.

Intellectual Property

We believe there is a role for organizations that can assist in technology transfer. Scientists and institutions that develop and patent intellectual property perceive the need for and rewards of entrepreneurial commercialization of their inventions.

Our form of investment may be:

•	funding research and development in the development of a technology;
•	obtaining licensing rights to intellectual property or patents;
•	acquiring intellectual property or patents; or
•	forming and funding companies or joint ventures to commercialize further intellectual property.

Income from our investments in intellectual property or its development may take the form of participation in licensing or royalty income, fee income, or some other form of remuneration. In order to satisfy RIC requirements, these investments will normally be held in an entity taxable as a corporation. Investment in developmental intellectual property rights involves a high degree of risk that can result in the loss of our entire investment as well as additional risks including uncertainties as to the valuation of an investment and potential difficulty in liquidating an investment. Further, investments in intellectual property generally require investor patience, as investment return may be realized only after or over a long period. At some point during the commercialization of a technology, our investment may be transformed into ownership of securities of a development stage or start-up company, as discussed under "Venture Capital Investments" above.

Debt Obligations

We may hold debt securities for income and as a reserve pending more speculative investments. Debt obligations may include U.S. government and agency securities, commercial paper, bankers’ acceptances, receivables or other asset-based financing, notes, bonds, debentures, or other debt obligations of any nature and repurchase agreements related to these securities. These obligations may have varying terms with respect to security or credit support, subordination, purchase price, interest payments and maturity from private, public or governmental issuers of any type located anywhere in the world. We may invest in debt obligations of companies with operating histories that are unprofitable or marginally profitable, that have negative net worth or are involved in bankruptcy or reorganization proceedings, or that are start-up or development stage entities. In addition, we may participate in the acquisition or divestiture of companies or divisions of companies through issuance or receipt of debt obligations.

It is likely that our investments in debt obligations will be of varying quality, including non-rated, highly speculative debt investments with limited marketability. Investments in lower-rated and non-rated securities, commonly referred to as "junk bonds," are subject to special risks, including a greater risk of loss of principal and non-payment of interest. Generally, lower-rated securities offer a higher return potential than higher-rated securities, but involve greater volatility of price and greater risk of loss of income and principal, including the possibility of default or bankruptcy of the issuers of these securities. Lower-rated securities and comparable non-rated securities will likely have large uncertainties or major risk exposure to adverse conditions and are predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal in accordance with the terms of the obligation. The occurrence of adverse conditions and uncertainties to issuers of lower-rated securities would likely reduce the value of lower-rated securities held by us, with a commensurate effect on the value of our shares.

The markets in which lower-rated securities or comparable non-rated securities are traded generally are more limited than those in which higher-rated securities are traded. The existence of limited markets for these securities may restrict our ability to obtain accurate market quotations for the purposes of valuing lower-rated or non-rated securities and calculating net asset value or to sell securities at their fair value. Any economic downturn could adversely affect the ability of issuers’ lower-rated securities to repay principal and pay interest thereon. The market values of lower-rated and non-rated securities also tend to be more sensitive to individual corporate developments and changes in economic conditions than higher-rated securities. In addition, lower-rated securities and comparable non-rated securities generally present a higher degree of credit risk. Issuers of lower-rated securities and comparable non-rated securities are often highly leveraged and may not have more traditional methods of financing available to them, so that their ability to service their debt obligations during an economic downturn or during sustained periods of rising interest rates may be impaired. The risk of loss owing to default by these issuers is significantly greater because lower-rated securities and comparable non-rated securities generally are unsecured and frequently are subordinated to the prior payment of senior indebtedness. We may incur additional expenses to the extent that we are required to seek recovery upon a default in the payment of principal or interest on our portfolio holdings.

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

Foreign Securities

We may make investments in securities of issuers whose principal operations are conducted outside the United States, and whose earnings and securities are stated in foreign currency. In order to maintain our status as a business development company, our investments in the stocks of companies organized outside the U.S. would be limited to 30 percent of our assets, because we must invest at least 70 percent of our assets in "qualifying assets," and securities of foreign companies are not "qualifying assets." At this time, we do not anticipate investing a significant portion of our assets in foreign companies.

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

Our repurchases of our common shares would decrease our total assets and would therefore likely have the effect of increasing our expense ratio. Subject to our investment restrictions, we may borrow money to finance the repurchase of our common stock in the open market pursuant to any tender offer. Interest on any borrowings to finance share repurchase transactions will reduce our net assets. If, because of market fluctuations or other reasons, the value of our assets falls below the required 1940 Act coverage requirements, we may have to reduce our borrowed debt to the extent necessary to comply with the requirement. To achieve a reduction, it is possible that we may be required to sell portfolio securities at inopportune times when it may be disadvantageous to do so. Since 1998, we have repurchased a total of 1,828,740 shares of our common stock at a total cost of $3,405,531, or $1.86 per share. On July 23, 2002, because of our strategic decision to invest in tiny technology, our Board of Directors reaffirmed its commitment not to authorize the purchase of additional shares of our common stock.

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

Competition

Numerous companies and individuals are engaged in the venture capital business, and such business is intensely competitive. We believe the perpetual nature of our corporate structure enables us to be a better long-term partner for our portfolio companies than if we were organized as a traditional private equity fund, which typically has a limited life. Although we have recently been one of the more active venture capital firms in making tiny technology investments, and our investment professionals have scientific and intellectual property expertise that is relevant to investing in tiny technology, many of our competitors have significantly greater financial and other resources and managerial capabilities than we do and are therefore, in certain respects, in a better position than we are to obtain access to attractive venture capital investments, particularly as a lead investor in capital-intensive companies. There can be no assurance that we will be able to compete against these venture capital businesses for attractive investments, particularly as a lead investor in capital-intensive companies.

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

An eligible portfolio company generally is a domestic company that is not an investment company or a company excluded from investment company status pursuant to exclusions for certain types of financial companies (such as brokerage firms, banks, insurance companies and investment banking firms) and that: (i) does not have a class of securities on which "margin" credit can be extended or does not have a class of equity securities listed on any stock exchange or (ii) is controlled by a BDC by itself or together with others (control under the 1940 Act is presumed to exist where a person owns at least 25 percent of the outstanding voting securities of the portfolio company).

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

The 1940 Act prohibits us from investing in any assets other than a qualifying asset unless at least 70 percent of the value of our assets consist of qualifying assets. Qualifying assets include: (i) securities of companies that were eligible portfolio companies at the time we acquired their securities; (ii) securities of bankrupt or insolvent companies that were eligible portfolio companies at the time of our initial investment in those companies; (iii) securities received in exchange for or distributed in or with respect to any of the foregoing; and (iv) cash items, government securities and high quality short-term debt. The SEC recently adopted a new rule permitting a BDC to invest its cash in certain money market funds. The 1940 Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in some instances in order for the securities to be considered qualifying assets.

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

Although we received SEC certifications for 1999-2005, there can be no assurance that we will receive such certification for 2006 or subsequent years (to the extent we need additional certifications as a result of changes in our portfolio). If we require, but fail to obtain, the SEC certification for a taxable year, we may fail to qualify as a RIC for such year. We will also fail to qualify as a RIC for a taxable year if we do not satisfy the Income Source Rule or Income Distribution Rule for such year. In the event we do not qualify as a RIC for any taxable year, we will be subject to federal tax with respect to all of our taxable income, whether or not distributed. In addition, all our distributions to shareholders in that situation generally will be taxable as ordinary dividends.

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

Available Information

Additional information about us, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available on our website at www.TinyTechVC.com. Information on our website is not part of this annual report on Form 10-K.

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

A continuing lack of initial public offering opportunities may cause companies to stay in our portfolio longer, leading to lower returns, write-downs and write-offs.

Beginning about 2001, many fewer venture capital-backed companies per annum have been able to complete initial public offerings (IPOs) than in the years of the previous decade.  Moreover, in 2006, the venture capital-backed companies that completed IPOs had a median age of about eight years, which was older than the median age of venture capital-backed IPOs in any period since 2001-2002.  Now that some of our companies are becoming more mature, a continuing lack of IPO opportunities for venture capital-backed companies could lead to companies staying longer in our portfolio as private entities still requiring funding.  In the best case, such stagnation would dampen returns, and in the worst case, could lead to write-downs and write-offs as some companies ran short of cash and had to accept lower valuations in private fundings or were not able to access additional capital at all.  A continuing lack of IPO opportunities for venture capital-backed companies is also causing some venture capital firms to change their strategies, which is causing some of them to reduce funding of their portfolio companies, making it more difficult for such companies to access capital and to fulfill their potential, leading in some cases to write-downs and write-offs of such companies by other venture capital firms, such as ourselves, who are co-investors in such companies.

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

Our portfolio companies may not successfully develop, manufacture or market their products.

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

Research and commercialization efforts in tiny technology are being undertaken by a wide variety of government, academic and private corporate entities. As additional commercially viable applications of tiny technology emerge, ownership of intellectual property on which these products are based may be contested. From time to time, our portfolio companies are or have been involved in intellectual property disputes and litigation. Any litigation over the ownership of, or rights to, any of our portfolio companies’ technologies or products could have a material adverse effect on those companies’ values.

Unfavorable general economic conditions, as well as unfavorable conditions specific to the venture capital industry, could result in the inability of our portfolio companies to access additional capital, leading to financial losses in our portfolio.

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

The value of our portfolio could be adversely affected if the technologies utilized by our portfolio companies are found, or even rumored or feared, to cause health or environmental risks, or if legislation is passed that limits the commercialization of any of these technologies.

Our portfolio companies work with new technologies, which could have potential environmental and health impacts. Tiny technology in general and nanotechnology in particular are currently the subject of health and environmental impact research. If health or environmental concerns about tiny technology or nanotechnology were to arise, whether or not they had any basis in fact, our portfolio companies might incur additional research, legal and regulatory expenses, and might have difficulty raising capital or marketing their products. Legislation could be passed that could circumscribe the commercialization of any of these technologies.

Public perception(s) of ethical and social issues, including health and environment risks regarding nanotechnology, may limit or discourage the use of nanotechnology-enabled products, which could reduce our portfolio companies' revenues and harm our business.

Nanotechnology has received both positive and negative publicity and is the subject increasingly of public discussion and debate. Government authorities could, for social or other purposes, prohibit or regulate the use of nanotechnology. Ethical and emotional concerns about nanotechnology could adversely affect acceptance of the potential products of our portfolio companies or lead to new government regulation of nanotechnology-enabled products. For example, debate regarding the production of materials that could cause harm to the environment or the health of individuals could raise concerns in the public’s perception of nanotechnology, not all of which might be rational or scientifically based.

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

Our business of making private equity investments and positioning our portfolio companies for liquidity events might be adversely affected by current and future capital markets and economic conditions. The public equity markets currently provide less opportunity for liquidity events than at times in the past when there was more robust demand for initial public offerings, even for more mature technology companies than those in which we typically invest. The potential for public market liquidity could further decrease and could lead to an inability to realize potential gains or could lead to financial losses in our portfolio and a decrease in our revenues, net income and assets. Recent government reforms affecting publicly traded companies, stock markets, investment banks and securities research practices have made it more difficult for privately held companies to complete successful initial public offerings of their equity securities, and such reforms have increased the expense and legal exposure of being a public company. Slowdowns in initial public offerings may also be having an adverse effect on the frequency and prices of acquisitions of privately held companies. A lack of merger and/or acquisition opportunities for privately held companies also may be having an adverse effect on the ability of these companies to raise capital from private sources. Public equity market response to companies offering nanotechnology-enabled products is uncertain. An inability to engage in liquidity events could negatively affect our liquidity, our reinvestment rate in new and follow-on investments and the value of our portfolio.

Even if some of our portfolio companies complete initial public offerings, the returns on our investments in those companies would be uncertain.

When companies in which we have invested as private entities complete initial public offerings of their securities, these newly issued securities are by definition unseasoned issues. Unseasoned issues tend to be highly volatile and have uncertain liquidity, which may negatively affect their price. In addition, we are typically subject to lock-up provisions that prohibit us from selling our investments into the public market for specified periods of time after initial public offerings. The market price of securities that we hold may decline substantially before we are able to sell these securities. Most initial public offerings of technology companies in the United States are listed on the Nasdaq Global Market. Government reforms of the Nasdaq Global Market have made market-making by broker-dealers less profitable, which has caused broker-dealers to reduce their market-making activities, thereby making the market for unseasoned stocks less liquid than they might be otherwise.

Risks related to our Company.

Because there is generally no established market in which to value our investments, our Valuation Committee’s value determinations may differ materially from the values that a ready market or third party would attribute to these investments.

There is generally no public market for the equity securities in which we invest. Pursuant to the requirements of the 1940 Act, we value all of the private equity securities in our portfolio at fair value as determined in good faith by a committee of independent members of our Board of Directors, which we call the Valuation Committee, pursuant to Valuation Procedures established by the Board of Directors. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment pursuant to specified valuation principles and processes. We are required by the 1940 Act to value specifically each individual investment on a quarterly basis and record unrealized depreciation for an investment that we believe has become impaired. Conversely, we must record unrealized appreciation if we believe that our securities have appreciated in value. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value that we assign to our investments may differ from the values that would have been used had an efficient market existed for the investments, and the difference could be material. Any changes in fair value are recorded in our consolidated statements of operations as a change in the "Net (decrease) increase in unrealized appreciation on investments." See "Determination of Net Asset Value."

In the venture capital industry, even when a portfolio of early-stage, high-technology venture capital investments proves to be profitable over the portfolio's lifetime, it is common for the portfolio's value to undergo a so-called "J-curve" valuation pattern. This means that when reflected on a graph, the portfolio’s valuation would appear in the shape of the letter "J," declining from the initial valuation prior to increasing in valuation. This J-curve valuation pattern results from write-downs and write-offs of portfolio investments that appear to be unsuccessful, prior to write-ups for portfolio investments that prove to be successful. Because early-stage companies typically have negative cash flow and are by their nature inherently fragile, a valuation process can more readily substantiate a loss of value than an increase in value, absent a substantial investment at a higher valuation by a third-party, knowledgeable, non-strategic investor. Even if our venture capital investments prove to be profitable in the long run, such J-curve valuation patterns could have a significant adverse effect on our net asset value per share and the value of our common stock in the interim. Over time, as we continue to make additional tiny technology investments, this J-curve pattern may be less relevant for our portfolio as a whole, because the individual J-curves for each investment, or series of investments, may overlap with previous investments at different stages of their J-curves.

        Changes in valuations of our privately held, early stage companies tend to be more volatile than changes in prices of publicly traded securities.

Investments in privately held, early stage companies are inherently more volatile than investments in more mature businesses. Such immature businesses are inherently fragile and easily affected by both internal and external forces. Our investee companies can lose much or all of their value suddenly in response to an internal or external adverse event. Conversely, these immature businesses can gain suddenly in value in response to an internal or external positive development. Moreover, because our ownership interests in such investments are valued only at quarterly intervals by our Valuation Committee, a committee of independent members of our Board of Directors, changes in valuations from one valuation point to another tend to be larger than changes in valuations of marketable securities which are revalued in the marketplace much more frequently, in some highly liquid cases, virtually continuously.

        We expect to continue to experience material write-downs of securities of portfolio companies.

Write-downs of securities of our privately held companies have always been a by-product and risk of our business. We expect to continue to experience material write-downs of securities of privately held portfolio companies. Write-downs of such companies occur at all stages of their development. Such write-downs may increase in dollar terms, frequency and as a percentage of our net asset value as our dollar investment activity in privately held companies continues to increase, and the number of such holdings in our portfolio continues to grow. Because the average size of each of our investments in tiny technology has increased from year to year and continues to increase, the average size of our write-downs will probably also increase.

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

We are dependent upon key management personnel for future success, and may not be able to retain them.

We are dependent upon the diligence and skill of our senior management and other key advisers for the selection, structuring, closing and monitoring of our investments. We utilize lawyers, and we utilize outside consultants, including two of our directors, Dr. Kelly S. Kirkpatrick and Lori D. Pressman, to assist us in conducting due diligence when evaluating potential investments. There is generally no publicly available information about the companies in which we invest, and we rely significantly on the diligence of our employees and advisers to obtain information in connec-tion with our investment decisions. Our future success to a significant extent depends on the continued service and coordination of our senior management team, and particularly on our Chairman and Chief Executive Officer, Charles E. Harris, who will be subject to mandatory retirement pursuant to the Company's mandatory retirement policy for senior executives on December 31, 2008; on our Chief Operating Officer and Chief Financial Officer, Douglas W. Jamison, who has been designated by our Board of Directors as the successor to Mr. Harris in his positions of Chairman and Chief Executive Officer as of January 1, 2009 upon his retirement; and on our General Counsel, Chief Compliance Officer and Director of Human Resources, Sandra M. Forman. The departure of any of our executive officers, key employees or advisers could materially adversely affect our ability to implement our business strategy. We do not maintain for our benefit any key man life insurance on any of our officers or employees.

We will need to hire additional employees as the size of our portfolio increases.

We anticipate that it will be necessary for us to add investment professionals with expertise in venture capital and/or tiny technology and administrative and support staff to accommodate the increasing size of our portfolio. We may need to provide additional scientific, business, accounting, legal or investment training for our hires. There is competition for highly qualified personnel. We may not be successful in our efforts to recruit and retain highly qualified personnel because the expenses that we incur as a heavily regulated, publicly held company preclude our paying as high a percentage of our total expenses in cash compensation for employees as the private partnerships with which we compete. Although we have the advantage of offering equity incentive compensation, unlike those private partnerships, we cannot permit co-investment in our investments by our employees, and we cannot give our employees 20 percent or higher carried interests in our investments as incentive compensation taxable as long-term capital gains.

The market for venture capital investments, including tiny technology investments, is highly competitive.

We face substantial competition in our investing activities from many competitors, including but not limited to: private venture capital funds; investment affiliates of large industrial, technology, service and financial companies; small business investment companies; hedge funds; wealthy individuals; and foreign investors. Our most significant competitors typically have significantly greater financial resources than we do. Greater financial resources are particularly advantageous in securing lead investor roles in venture capital syndicates. Lead investors typically negotiate the terms and conditions of such financings. Many sources of funding compete for a small number of attractive investment opportunities. Hence, we face substantial competition in sourcing good investment opportunities on terms of investment that are commercially attractive.

In addition to the difficulty of finding attractive investment opportunities, our status as a regulated business development company may hinder our ability to participate in investment opportunities or to protect the value of existing investments.

We are required to disclose on a quarterly basis the names and business descriptions of our portfolio companies and the value of our portfolio securities. Most of our competitors are not subject to these disclosure requirements. Our obligation to disclose this information could hinder our ability to invest in some portfolio companies. Additionally, other current and future regulations may make us less attractive as a potential investor than a competitor not subject to the same regulations.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as "follow-on" investments, in order to: (1) increase or maintain in whole or in part our ownership percentage; (2) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or (3) attempt to preserve or enhance the value of our investment. "Pay-to-play" provisions have become common in venture capital transactions. These provisions require proportionate investment in subsequent rounds of financing in order to preserve preferred rights such as anti-dilution protection or even to prevent preferred shares from being converted to common shares.

We may elect not to make follow-on investments or lack sufficient funds to make such investments. We have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make a follow-on investment may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation, or may cause us to lose some or all preferred rights or even substantially all of our equity ownership in it, pursuant to "pay-to-play" provisions. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities or because we are inhibited by compliance with business development company requirements or the desire to maintain our tax status.

Bank borrowing or the issuance of debt securities or preferred stock by us, to fund investments in portfolio companies or to fund our operating expenses, would make our total return to common shareholders more volatile.

Use of debt or preferred stock as a source of capital entails two primary risks. The first is the risk of leverage, which is the use of debt to increase the pool of capital available for investment purposes. The use of debt leverages our available common equity capital, magnifying the impact on net asset value of changes in the value of our investment portfolio. For example, a business development company that uses 33 percent leverage (that is, $50 of leverage per $100 of common equity) will show a 1.5 percent increase or decline in net asset value for each 1 percent increase or decline in the value of its total assets. The second risk is that the cost of debt or preferred stock financing may exceed the return on the assets the proceeds are used to acquire, thereby diminishing rather than enhancing the return to common shareholders. If we issue preferred shares or debt, the common shareholders would bear the cost of this leverage. To the extent that we utilize debt or preferred stock financing for any purpose, these two risks would likely make our total return to common shareholders more volatile. In addition, we might be required to sell investments, in order to meet dividend, interest or principal payments, when it might be disadvantageous for us to do so.

As provided in the 1940 Act and subject to some exceptions, we can issue debt or preferred stock so long as our total assets immediately after the issuance, less some ordinary course liabilities, exceed 200 percent of the sum of the debt and any preferred stock outstanding. The debt or preferred stock may be convertible in accordance with SEC guidelines, which might permit us to obtain leverage at more attractive rates. The requirement under the 1940 Act to pay, in full, dividends on preferred shares or interest on debt before any dividends may be paid on our common stock means that dividends on our common stock from earnings may be reduced or eliminated. An inability to pay dividends on our common stock could conceivably result in our ceasing to qualify as a regulated investment company, or RIC, under the Code, which would in most circumstances be materially adverse to the holders of our common stock. As of the date hereof, we do not have any debt or preferred stock outstanding.

We are authorized to issue preferred stock, which would convey special rights and privileges to its owners senior to those of common stock shareholders.

We are currently authorized to issue up to 2,000,000 shares of preferred stock, under terms and conditions determined by our Board of Directors. These shares would have a preference over our common stock with respect to dividends and liquidation. The statutory class voting rights of any preferred shares we would issue could make it more difficult for us to take some actions that might, in the future, be proposed by the Board and/or holders of common stock, such as a merger, exchange of securities, liquidation or alteration of the rights of a class of our securities, if these actions were perceived by the holders of the preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion.

Loss of status as a RIC would reduce our net asset value and distributable income.

We currently intend to qualify as a RIC for 2006 under the Code. As a RIC, we do not have to pay federal income taxes on our income (including realized gains) that is distributed to our shareholders. Accordingly, we are not permitted under accounting rules to establish reserves for taxes on our unrealized capital gains. If we failed to qualify for RIC status in 2006 or beyond, to the extent that we had unrealized gains, we would have to establish reserves for taxes, which would reduce our net asset value, accordingly. In addition, if we, as a RIC, were to decide to make a deemed distribution of net realized capital gains and retain the net realized capital gains, we would have to establish appropriate reserves for taxes that we would have to pay on behalf of shareholders. It is possible that establishing reserves for taxes could have a material adverse effect on the value of our common stock. See "Taxation."

We operate in a heavily regulated environment, and changes to, or non-compliance with, regulations and laws could harm our business.

We are subject to substantive SEC regulations as a business development company. Securities and tax laws and regulations governing our activities may change in ways adverse to our and our shareholders’ interests, and interpretations of these laws and regulations may change with unpredictable consequences. Any change in the laws or regulations that govern our business could have an adverse impact on us or on our operations. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Global Market rules, are creating additional expense and uncertainty for publicly held companies in general, and for business development companies in particular. These new or changed laws, regulations and standards are subject to varying interpretations in many cases because of their lack of specificity, and as a result, their application in practice may evolve over time, which may well result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Moreover, even though business development companies are not mutual funds, they must comply with several of the regulations applicable to mutual funds, such as the requirement for the implementation of a comprehensive compliance program and the appointment of a Chief Compliance Officer. Further, our Board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business, and we have significantly increased both our coverage under, and the related expense for, directors' and officers' liability insurance. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, our reputation may be harmed. Also, as business and financial practices continue to evolve, they may render the regulations under which we operate less appropriate and more burdensome than they were when originally imposed. This increased regulatory burden is causing us to incur significant additional expenses and is time consuming for our management, which could have a material adverse effect on our financial performance.

Market prices of our common stock will continue to be volatile.

We expect that the market price of our common stock price will continue to be volatile. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

•	stock market and capital markets conditions;

•	internal developments in our Company with respect to our personnel, financial condition and compliance with all applicable regulations;

•	announcements regarding any of our portfolio companies;

•	announcements regarding developments in the nanotechnology field in general;

•	environmental and health concerns regarding nanotechnology, whether real or perceptual;

•	announcements regarding government funding and initiatives related to the development of nanotechnology;

•	general economic conditions and trends; and/or

•	departures of key personnel.

We will not have control over many of these factors, but expect that our stock price may be influenced by them. As a result, our stock price may be volatile, and you may lose all or part of your investment.

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

To the extent that we do not realize income or choose not to retain after-tax realized capital gains, we will have a greater need for additional capital to fund our investments and operating expenses.

As a RIC, we must annually distribute at least 90 percent of our investment company taxable income as a dividend and may either distribute or retain our realized net capital gains from investments. As a result, these earnings may not be available to fund investments. If we fail to generate net realized capital gains or to obtain funds from outside sources, it would have a material adverse effect on our financial condition and results of operations as well as our ability to make follow-on and new investments. Because of the structure and objectives of our business, we generally expect to experience net operating losses and rely on proceeds from sales of investments, rather than on investment income, to defray a significant portion of our operating expenses. These sales are unpredictable and may not occur. In addition, as a business development company, we are generally required to maintain a ratio of at least 200 percent of total assets to total borrowings and preferred stock, which may restrict our ability to borrow to fund these requirements. Lack of capital could curtail our investment activities or impair our working capital.

Investment in foreign securities could result in additional risks.

We may invest in foreign securities, and we currently have one investment in a foreign security. When we invest in securities of foreign issuers, we may be subject to risks not usually associated with owning securities of U.S. issuers. These risks can include fluctuations in foreign currencies, foreign currency exchange controls, social, political and economic instability, differences in securities regulation and trading, expropriation or nationalization of assets and foreign taxation issues. In addition, changes in government administrations or economic or monetary policies in the United States or abroad could result in appreciation or depreciation of our securities and could favorably or unfavorably affect our operations. It may also be more difficult to obtain and enforce a judgment against a foreign issuer. Any foreign investments made by us must be made in compliance with U.S. and foreign currency restrictions and tax laws restricting the amounts and types of foreign investments.

Although most of our investments are denominated in U.S. dollars, our investments that are denominated in a foreign currency are subject to the risk that the value of a particular currency may change in relation to the U.S. dollar, in which currency we maintain financial statements and valuations. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments.

Investing in our stock is highly speculative and an investor could lose some or all of the amount invested.

Our investment objective and strategies result in a high degree of risk in our investments and may result in losses in the value of our investment portfolio. Our investments in portfolio companies are highly speculative and, therefore, an investor in our common stock may lose his or her entire investment. The value of our common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or all of the amount invested in our common stock. The securities markets frequently experience extreme price and volume fluctuations that affect market prices for securities of companies in general, and technology and very small capitalization companies in particular. Because of our focus on the technology and very small capitalization sectors, and because we are a very small capitalization company ourselves, our stock price is especially likely to be affected by these market conditions. General economic conditions, and general conditions in tiny technology in general and nanotechnology in particular and in the semi-conductor and information technology, life sciences, materials science and other high technology industries, may also affect the price of our common stock.

Our shares might trade at discounts from net asset value or at premiums that are unsustainable over the long term.

Shares of business development companies like us may, during some periods, trade at prices higher than their net asset value and during other periods, as frequently occurs with closed-end investment companies, trade at prices lower than their net asset value. The possibility that our shares will trade at discounts from net asset value or at premiums that are unsustainable over the long term are risks separate and distinct from the risk that our net asset value per share will decrease. The risk of purchasing shares of a business development company that might trade at a discount or unsustainable premium is more pronounced for investors who wish to sell their shares in a relatively short period of time because, for those investors, realization of a gain or loss on their investments is likely to be more dependent upon changes in premium or discount levels than upon increases or decreases in net asset value per share. Our common stock may not trade at a price higher than or equal to net asset value per share. On December 31, 2006, our stock closed at $12.09 per share, a premium of $6.67 over our net asset value per share of $5.42 as of December 31, 2006.

You have no right to require us to repurchase your shares.

You do not have the right to require us to repurchase your shares of common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company maintains its offices at 111 West 57th Street, New York, New York 10019, where it leases approximately 3,540 square feet of office space pursuant to lease agreements expiring in 2010. (See "Note 8 of Notes to Consolidated Financial Statements and Schedules" contained in Item 8. "Consolidated Financial Statements and Supplementary Data.")

Item 3. Legal Proceedings

The Company is not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Transfer Agent

American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038 (Telephone 800-937-5449, Attention: Mr. Joe Wolf) serves as transfer agent for our common stock. Certificates to be transferred should be mailed directly to the transfer agent, preferably by registered mail.

Market Prices

Our common stock is traded on the Nasdaq Global Market under the symbol "TINY." The following table sets forth the range of the high and low selling price of the Company's shares during each quarter of the last two years, as reported by Nasdaq Global Market. The quarterly stock prices quoted represent interdealer quotations and do not include markups, markdowns or commissions.

2006 Quarter Ending	Low	High

March 31	$12.75	$16.10
June 30	$9.57	$14.26
September 30	$9.38	$12.99
December 31	$11.80	$15.16

2005 Quarter Ending	Low	High

March 31	$11.30	$16.80
June 30	$10.01	$13.38
September 30	$10.70	$13.85
December 31	$10.15	$14.95

Dividends

We did not pay a cash dividend or declare a deemed dividend for 2006. On December 20, 2005, we declared a deemed dividend of $1.11805631 per share for 2005 for a total of $23,206,763, and in January 2006, we paid federal income taxes on behalf of shareholders of $0.39131971 per share for a total of $8,122,367. We paid the tax at the corporate rate on the distribution, and shareholders received tax credits equal to their proportionate share of the tax paid.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities during 2006 that were not registered under the Securities Act of 1933.

Shareholders

As of March 14, 2007, there were approximately 131 holders of record of the Company's common stock which, the Company has been informed, hold the Company's common stock for approximately 18,000 beneficial owners.

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION As of December 31, 2006

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,699,611	$10.11	192,986
Equity compensation plans not approved by security holders
TOTAL	3,699,611	$10.11	192,986

Performance Graph

The graph below matches the cumulative five-year total return of holders of Harris & Harris Group, Inc.'s common stock with the cumulative total returns of the Nasdaq Composite index and the Nasdaq Financial index. The graph assumes that the value of the investment in the Company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2001 and tracks it through December 31, 2006.

	12/01	12/02	12/03	12/04	12/05	12/06

Harris & Harris Group, Inc.	100.00	135.56	635.37	902.64	765.97	666.23
Nasdaq Composite	100.00	69.66	99.71	113.79	114.47	124.20
Nasdaq Financial	100.00	98.84	130.51	148.01	156.43	181.94

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

Financial Position as of December 31:

	2006	2005	2004	2003	2002

Total assets	$118,328,590	$132,938,120	$79,361,451	$44,115,128	$35,951,969

Total liabilities	$4,398,287	$14,950,378	$4,616,652	$3,432,390	$8,695,923

Net assets	$113,930,303	$117,987,742	$74,744,799	$40,682,738	$27,256,046

Net asset value per outstanding share	$5.42	$5.68	$4.33	$2.95	$2.37

Cash dividends paid	$0.00	$0.00	$0.00	$0.00	$0.00

Cash dividends paid per outstanding share	$0.00	$0.00	$0.00	$0.00	$0.00

Shares outstanding, end of year	21,015,017	20,756,345	17,248,845	13,798,845	11,498,845

Operating Data for year ended December 31:

	2006	2005	2004	2003	2002

Total investment income	$3,028,761	$1,540,862	$637,562	$167,785	$253,461

Total expenses[1]	$10,641,696	$7,006,623	$4,046,341	$2,731,527	$2,124,549

Net operating (loss) income	$(7,612,935)	$(5,465,761)	$(3,408,779)	$(2,563,742)	$(1,871,088)

Total tax (benefit) expense[2]	$(227,355)	$8,288,778	$650,617	$13,761	$199,309

Net realized income (loss) from
investments	$258,693	$14,208,789	$858,503	$(984,925)	$2,390,302

Net (increase) decrease in unrealized
depreciation on investments	$(4,418,870)	$(2,026,652)	$484,162	$343,397	$(3,241,408)

Net (decrease) increase in net assets
resulting from operations	$(11,773,112)	$6,716,376	$(2,066,114)	$(3,205,270)	$(2,722,194)

(Decrease) increase in net assets
resulting from operations per
average outstanding share	$(0.57)	$0.36	$(0.13)	$(0.28)	$(0.27)

1Included in total expenses are the following profit-sharing expenses/(reversals): $50,875 in 2006; $1,796,264 in 2005; $311,594 in 2004; and ($163,049) in 2002. Also included in total expenses is non-cash, stock-based, compensation expense of $5,038,956 in 2006. There was no stock-based compensation expense in 2005, 2004, 2003 or 2002.

2Included in total tax expense are the following taxes paid by the Company on behalf of shareholders: $0 in 2006; $8,122,367 in 2005; $0 in each of 2004, 2003, and 2002.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the Company's 2006 Consolidated Financial Statements and notes thereto.

Forward-Looking Statements

The information contained herein contains certain forward-looking statements. These statements include the plans and objectives of management for future operations and financial objectives, portfolio growth and availability of funds. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are set forth herein. Other factors that could cause actual results to differ materially include the uncertainties of economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements included herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included or incorporated by reference herein will prove to be accurate. Therefore, the inclusion of such information should not be regarded as a representation by us or any other person that our plans will be achieved.

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

Throughout our corporate history, we have made early stage venture capital investments in a variety of industries. We define venture capital investments as investments in start-up firms and small businesses with exceptional growth potential. We have invested a substantial portion of our assets in venture capital investments of private, development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth, have little or no history of operations and are developing unproven technologies. At December 31, 2006, $53,667,831, or 47.1 percent, of our net assets at fair value consisted of private venture capital investments, net of unrealized depreciation of $8,450,969. At December 31, 2005, $33,187,333, or 28.1 percent, of our net assets at fair value consisted of private venture capital investments, net of unrealized depreciation of $4,519,009.

Since our investment in Otisville in 1983 through December 31, 2006, we have made a total of 73 venture capital investments, including four private placement investments in securities of publicly traded companies. We have sold 44 of these 73 investments, realizing total proceeds of $143,614,382 on our invested capital of $51,229,202. As measured from first dollar in to last dollar out, the average and median holding periods for these 44 investments were 3.63 years and 3.19 years, respectively. As measured by the 149 separate rounds of investment within these 44 investments, the average and median holding periods for the 149 separate rounds of investment were 2.84 years and 2.44 years, respectively.

In 1994, we made our first tiny technology investment. From August 2001 through December 31, 2006, all 31 of our initial investments have been in tiny technology. From August 2001 through December 31, 2006, we have invested a total (before any subsequent write-ups, write-downs or dispositions) of $66,040,089 in tiny technology.

The following is a summary of our initial and follow-on investments in tiny technology from 2001 to the present. We consider a "round led" to be a round where we were the new investor or the leader of a set of new investors in an investee company. Typically, but not always, the lead investor negotiates the price and terms of a deal with the investee company.

	2001	2002	2003	2004	2005	2006

Total Incremental Investments	$489,999	$6,240,118	$3,812,600	$14,837,846	$16,251,339	$24,408,187

No. of New Investments	1	7	5	8	4	6

No. of Follow-On Investment Rounds	0	1	5	21	13	14

No. of Rounds Led	0	1	0	2	0	7

Average Dollar Amount - Initial	$489,999	$784,303	$437,156	$911,625	$1,575,000	$2,383,424

Average Dollar Amount - Follow-On	N/A	$750,000	$325,364	$359,278	$765,488	$721,974

At December 31, 2006, from first dollar in, the average and median holding periods of these 31 investments, which includes four investments that were exited, were 2.43 years and 2.14 years. We currently have 27 tiny technology companies in our portfolio. At December 31, 2006, from first dollar in, the average and median holding periods for these 27 venture capital investments were 2.78 years and 2.14 years, respectively.

We value our private venture capital investments each quarter as determined in good faith by our Valuation Committee, a committee of independent directors, within guidelines established by our Board of Directors in accordance with the 1940 Act. (See "Footnote to Consolidated Schedule of Investments" contained in "Consolidated Financial Statements.")

In the years 2001, 2002, 2003, 2004, 2005 and 2006, the Company recorded the following gross write-downs in privately held securities as a percentage of net assets at the beginning of the year:

	2001	2002	2003	2004	2005	2006

Net Asset Value, Beginning of Year	31,833,475	24,334,770	27,256,046	40,682,738	74,744,799	117,987,742

Gross Write-Downs During Year	(2,532,730)	(5,400,005)	(1,256,102)	(5,711,229)	(3,450,236)	(4,211,323)

Gross Write-Downs as a Percentage of Net Asset Value	-7.96%	-22.19%	-4.61%	-14.04%	-4.62%	-3.57%

The following is a history of the changes in our per share NAV, by quarter:

	31-Dec-00	31-Mar-01	30-June-01	30-Sep-01	31-Dec-01
NAV per Share	3.51	3.09	3.29	2.92	2.75
$ Change		(0.42)	0.20	(0.37)	(0.17)
% Change		-11.97%	6.47%	-11.25%	-5.82%

		31-Mar-02	30-June-02	30-Sep-02(1)	31-Dec-02
NAV per Share		2.63	2.68	2.61	2.37
$ Change		(0.12)	0.05	(0.07)	(0.24)
% Change		-4.36%	1.90%	-2.61%	-9.20%

		31-Mar-03	30-June-03	30-Sep-03	31-Dec-03(1)
NAV per Share		2.26	2.22	2.11	2.95
$ Change		(0.11)	(0.04)	(0.11)	0.84
% Change		-4.64%	-1.77%	-4.95%	39.81%

		31-Mar-04	30-June-04	30-Sep-04(1)	31-Dec-04
NAV per Share		3.01	2.85	4.44	4.33
$ Change		0.06	(0.16)	1.59	(0.11)
% Change		2.03%	-5.32%	55.79%	-2.48%

		31-Mar-05	30-June-05	30-Sep-05(1)	31-Dec-05
NAV per Share		4.20	4.61	5.94	5.68
$ Change		(0.13)	0.41	1.33	(0.26)
% Change		-3.00%	9.76%	28.85%	-4.38%

		31-Mar-06	30-June-06	30-Sep-06	31-Dec-06
NAV per Share		5.6	5.54	5.54	5.42
$ Change		(0.08)	(0.06)	0.00	(0.12)
% Change		-1.41%	-1.07%	0.00%	-2.17%

(1) The Company completed issuances for new shares of our common stock on September 14, 2005, July 7, 2004, December 24, 2003 and July 8, 2002.

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

Results of Operations

Years Ended December 31, 2006, 2005, and 2004

During the three years ended December 31, 2006, 2005, and 2004, we had net (decreases) increases in net assets resulting from operations of $(11,773,112), $6,716,376 and ($2,066,114), respectively.

Investment Income and Expenses:

During the three years ended December 31, 2006, 2005, and 2004, we had net operating losses of $7,612,935, $5,465,761 and $3,408,779, respectively. The variation in these results is primarily owing to increases in investment income offset by increases in operating expenses, including non-cash expense of $5,038,956 in 2006 associated with the granting of stock options. During the three years ended December 31, 2006, 2005 and 2004, total investment income was $3,028,761, $1,540,862 and $637,562, respectively. During the three years ended December 31, 2006, 2005 and 2004, total operating expenses were $10,641,696, $7,006,623 and $4,046,341, respectively.

During 2006, investment income increased owing to an increase in our average holdings of U.S. government and agency securities, as our average holdings increased from $51,120,727 at December 31, 2005 to $67,277,409 at December 31, 2006, and as a result of an increase in interest rates during the year. During 2005, investment income increased owing to an increase in our income on U.S. government and agency securities, as our holdings increased from $44,622,722 at December 31, 2004 to $96,250,864 at December 31, 2005, and as a result of an increase in interest rates during the year.

The increase in operating expenses for the year ended December 31, 2006, was primarily owing to increases in salaries, benefits and stock-based compensation expense, and directors' fees and expenses, offset by decreases in administrative and operations expenses, profit-sharing expense and professional fees. Salaries, benefits and stock-based compensation expense increased by $5,474,243, or 222.6 percent, for the year ended December 31, 2006, as compared with December 31, 2005, primarily as a result of non-cash expense of $5,038,956 associated with the Harris & Harris Group, Inc. 2006 Equity Incentive Plan (the "Stock Plan") adopted during the second quarter of 2006 and secondarily as a result of an increase in the number of full-time employees. The increase in salaries, benefits and stock-based compensation expense reflects expenses associated with ten full-time employees and one part-time employee during the year ended December 31, 2006, as compared with an average of nine full-time employees during the year ended December 31, 2005. Salaries, benefits and stock-based compensation include $5,038,956 of non-cash expense associated with the Stock Plan, versus no such charge in 2005. Directors' fees and expenses increased by $31,876, or 10.3 percent, as a result of additional meetings held in 2006 related to the adoption of the Stock Plan. Administrative and operations expense decreased by $69,274, or 5.3 percent, primarily as a result of a decrease in our directors' and officers' liability insurance expense and decreases in the cost of proxy-related expenses. Profit-sharing expense for the year ended December 31, 2006, was $50,875, as compared with $1,796,264 for December 31, 2005, owing to the termination of the profit-sharing plan effective May 4, 2006. We recorded $50,875 of profit-sharing expense toward the remainder of the 2005 profit-sharing payment in the year ended December 31, 2006, because of updated estimates of our ultimate tax liability for 2005. Professional fees decreased by $92,234, or 11.1 percent, for the year ended December 31, 2006, as compared with December 31, 2005. Professional fees were lower for the year ended December 31, 2006, as compared with December 31, 2005, primarily as a result of the elimination of consulting costs incurred for a temporary Senior Controller in 2005 and the reduction of some of our Sarbanes-Oxley-related compliance costs incurred in 2005.

The increase in operating expenses during 2005 was primarily owing to increases in the profit-sharing provision, salaries and benefits, professional fees, administration and operations, rent expense and Directors' fees and expenses. Profit-sharing expense for 2005 was $1,796,264, an increase of $1,484,670 as compared with 2004. Profit-sharing expense increased primarily as a result of the gains realized on the sale of NeuroMetrix, Inc., offset by the taxes payable by the Company on the deemed dividend and taxes payable on Built-In Gains. The profit-sharing expense is also impacted by the Company's decision to retain its net realized long-term capital gains for reinvestment for growth, rather than distribute them as a cash dividend. When the Company chooses to retain its net realized long-term capital gains, it declares a deemed dividend and pays taxes on behalf of shareholders. Conversely, when the Company distributes its net realized long-term capital gains as a cash dividend, the shareholders pay all of the taxes. The taxes payable by the Company on behalf of shareholders reduce the amount of profit against which the profit-sharing payable to employees is calculated. Had the Company chosen to distribute its net realized long-term capital gains as a cash dividend, the provision for employee profit sharing would have been $3,420,737 for 2005, rather than the actual provision for employee profit sharing of $1,796,264 for 2005.

For the year ended December 31, 2005, as compared with 2004, salaries and benefits increased by $530,945, or 27.5 percent, primarily as a result of the addition of three employees. Professional fees increased by $162,751, or 24.4 percent, reflecting in part the expenses associated with ongoing compliance with the Sarbanes-Oxley Act of 2002. Administration and operations increased by $600,824, or 83.6 percent, primarily as the result of increases in travel expenses associated with additional investments in portfolio companies, increases in expenses related to the preparation and distribution of the annual and quarterly reports and proxy statement owing to the increased number of shareholders, and an increase in the premium expense for director and officer liability insurance. The premium expense for director and officer liability insurance increased by $339,810 to $512,038 in 2005, and the premium expense for 2006 is estimated to be $514,650. Rent expense increased by $60,148 or 39.7 percent, owing primarily to the leasing of additional office space in California and New York. Directors' fees and expenses in 2005 increased by $99,664 or 47.6 percent as a result of an increase in the fees paid to the directors for monthly retainer and meeting attendance.

Realized Income and Losses from Investments:

During the years ended December 31, 2006, 2005, and 2004, we had net realized income from investments of $258,693, $14,208,789 and $858,503, respectively. The variation in these results is primarily owing to variations in gross realized income from investments and income taxes in each of the three years. For the years ended December 31, 2006, 2005 and 2004, realized income from investments, before taxes, was $31,338, $23,862,037 and $813,994, respectively. Income tax (benefit) expense for the years ended December 31, 2006, 2005 and 2004 was $(227,355), $9,653,248 and ($44,509).

During the year ended December 31, 2006, we realized net gains of $31,338, consisting primarily of proceeds received from the liquidation of Optiva, Inc., proceeds received from Exponential Business Development, and net losses realized on our investment in AlphaSimplex Group, LLC. During 2005, we deemed the securities we held in Optiva, Inc., worthless and recorded the proceeds received and due to us on the liquidation of our bridge notes, realizing a loss of $1,619,245. At December 31, 2005, we recorded a $75,000 receivable for estimated proceeds from the final payment on the Optiva, Inc., bridge notes. During the first quarter of 2006, we received payment of $95,688 from these bridge notes, resulting in the realized gain of $20,688 on Optiva, Inc. During the year ended December 31, 2006, we realized tax benefits of $227, 355 for 2005 taxes that have been refunded.

During the year ended December 31, 2005, our realized income from investments before taxes of $23,862,037 consisted primarily of a realized gain of $30,179,762 from the sale of our investment in NeuroMetrix, Inc., offset by realized losses of $1,358,286, $2,093,968, $1,091,209, and $1,619,245, from the sale of our shares in Agile Materials & Technologies, Inc., Experion Systems, Inc., Nanotechnologies, Inc., and Optiva, Inc., respectively. Realized losses on U.S. government and agency securities totaled $422,383 for 2005. For the year ended December 31, 2005, our income tax expense on realized gains was $9,653,248, which includes $8,122,367 of taxes payable by the Company on behalf of shareholders in connection with the deemed dividend and $1,364,470 of taxes on Built-In Gains.

During the year ended December 31, 2004, our realized income from investments before taxes of $813,994 consisted primarily of a realized gain of $1,681,259 from the sale of our investment in NanoGram Devices Corporation, offset by a realized loss of $915,108 from the sale of our shares of Series D Convertible Preferred Stock in NeoPhotonics Corporation. For the year ended December 31, 2004, our income tax benefit on realized gains and losses was $44,509, which related primarily to taxes owed to Harris & Harris Enterprises.

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the year ended December 31, 2006, net unrealized depreciation on total investments increased by $4,418,870. During the year ended December 31, 2005, net unrealized depreciation on total investments increased by $2,026,652. During the year ended December 31, 2004, net unrealized depreciation on total investments decreased by $484,162.

The net increase in unrealized depreciation on our venture capital investments in 2006 was owing primarily to decreases in the valuation of our investments in Nanomix, Inc., of $1,710,000, NanoOpto Corporation of $1,211,259, NeoPhotonics Corporation of $254,238, Polatis, Inc., of $145,228, SiOnyx, Inc., of $679,950 and Zia Laser, Inc., of $172,500, and an increase in the valuations of our investments in Crystal IS of $19,735 and Questech Corporation of $259,628. We also had a decrease, owing to foreign currency translation, of $34,103 on our investment in D-Wave Systems, Inc. Unrealized depreciation on our U.S. government and agency securities portfolio increased from $69,541 at December 31, 2005, to $556,451 at December 31, 2006.

The net increase in unrealized depreciation on our venture capital investments in 2005 was the result of the appreciation in value of $19,790,298 on investments held, offset by depreciation of $23,181,420 related to investments sold. The change in unrealized depreciation on investments held is owing to appreciation in our investment in NeuroMetrix, Inc., prior to the sale of our interest in it as well as increases in the valuations of NanoGram Corporation, Nanosys, Inc., and Nantero, Inc., of $313,534, $870,113 and $813,771, respectively. These increases were offset by decreases in the valuations of AlphaSimplex Group LLC, CSwitch, Inc., Mersana Therapeutics, Inc., NanoOpto, Inc., Polatis, Inc., and Zia Laser, Inc., of $109,464, $500,000, $563,097, $529,997, $169,827, and $1,312,500 respectively. The change in unrealized depreciation on investments sold is owing to the realization of the gain on our investment in NeuroMetrix, Inc., offset by the realization of losses on our investments in Agile Materials and Technologies, Inc., Experion Systems, Inc., Nanotechnologies, Inc., and Optiva, Inc.

The net decrease in unrealized depreciation on our venture capital investments in 2004 was the result of the appreciation in value of $264,170 on investments held and appreciation of $915,118 related to investments sold. The change in unrealized depreciation on investments held is primarily owing to an increase in the valuation of our investment in Neurometrix, Inc., of $6,288,405, offset by decreases in the valuations of our investments in Agile Materials and Technologies, Inc., of $614,081, Experion Systems, Inc., of $630,497, Nanotechnologies, Inc., of $1,275,373, Optiva, Inc., of $2,000,000, and Polatis, Inc., of $1,162,208. The decrease in unrealized depreciation on investments sold was owing to the realization of the loss of $915,108 on the sale of our shares of Series D Convertible Preferred Stock in NeoPhotonics Corporation. During 2004, unrealized depreciation on U.S. government and agency securities increased by $321,370. In 2004, we incurred $695,126 of income tax expense on Built-In Gains on NeuroMetrix, Inc.

Financial Condition

December 31, 2006

At December 31, 2006, our total assets and net assets were $118,328,590 and $113,930,303, respectively. Our net asset value ("NAV") per share at that date was $5.42, and our shares outstanding increased to 21,015,017 at December 31, 2006.

During the twelve months ended December 31, 2006, significant developments included an increase in the value of our venture capital investments of $20,480,498 and a decrease in the value of our investment in U.S. government and agency securities of $37,594,717. The increase in the value of our venture capital investments, from $33,187,333 at December 31, 2005, to $53,667,831 at December 31, 2006, resulted primarily from six new and 10 follow-on investments, partially offset by a net decrease of $3,927,689 in the net value of our previous venture capital investments. The decrease in the value of our U.S. government and agency securities, from $96,250,864 at December 31, 2005, to $58,656,147 at December 31, 2006, was primarily owing to the use of funds for investments totaling $24,408,187, tax payments of $9,425,922, profit-sharing payments of $1,897,072, an increase in unrealized losses of $486,910 and payment of net operating expenses.

During December 2006, the Company also issued stock and received proceeds upon the exercise of employee stock options. Through December 31, 2006, the Company issued 258,672 shares and received proceeds of $2,615,190 as a result of option exercises.

The Company's liabilities decreased from $14,950,378 at December 31, 2005, to $4,398,287 at December 31, 2006, primarily owing to the payment of the tax payable on behalf of shareholders of $8,122,367 in January 2006, the payment of $1,897,072 in profit sharing in March 2006 and the reversal of the accrual for federal and state taxes payable of $1,514,967 recorded at December 31, 2005.

The following table is a summary of additions to our portfolio of venture capital investments made during the twelve months ended December 31, 2006, by portfolio company:

New Investments	Amount
D-Wave Systems, Inc.	$1,750,547
Evolved Nanomaterial Sciences, Inc.	2,800,000
Innovalight, Inc.	2,500,000
Metabolon, Inc.	2,500,000
SiOnyx, Inc.	750,000
Xradia, Inc.	4,000,000

Follow-on Investments
Chlorogen, Inc.	$221,438
Crystal IS, Inc.	1,098,240
CSwitch Corporation	2,850,000
NanoGram Corporation	1,262,764
NanoOpto Corporation	433,138
NeoPhotonics Corporation	2,750,000
Nextreme	500,000
Polatis, Inc.	89,310
Questech Corporation	12,750
SiOnyx, Inc.	890,000
Total	$24,408,187

The following tables summarize the fair values of our portfolios of venture capital investments and U.S. government and agency securities, as compared with their cost, at December 31, 2006, and December 31, 2005:

	December 31,
	2006	2005

Venture capital investments,
at cost	$62,118,800	$37,706,342
Net unrealized depreciation	8,450,969	4,519,009
Venture capital investments,
at fair value	$53,667,831	$33,187,333

	December 31,
	2006	2005

U.S. government and agency
securities, at cost	$59,212,598	$96,320,405
Net unrealized depreciation	556,451	69,541
U.S. government and agency
securities, at fair value	$58,656,147	$96,250,864

The following table summarizes the fair value composition of our venture capital investment portfolio at December 31, 2006, and December 31, 2005.

	December 31,
Category	2006	2005

Tiny Technology	99.9%	99.9%
Other Venture Capital Investments	0.1%	0.1%
Total Venture Capital Investments	100.0%	100.0%

December 31, 2005

At December 31, 2005, our total assets and net assets were $132,938,120 and $117,987,742, respectively. Our net asset value ("NAV") per share at that date was $5.68, and our shares outstanding increased to 20,756,345 versus 17,248,845 at December 31, 2004.

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

During the 12 months ended December 31, 2005, the value of our venture capital investments increased from $31,621,960 at December 31, 2004 to $33,187,333 at December 31, 2005. This increase included $16,251,339 from four new and 11 follow-on venture capital investments and increases in the valuations of NanoGram Corporation, Nanosys, Inc. and Nantero, Inc. of $313,534, $870,113 and $813,771, respectively, offset by the sale of our interests in Agile Materials & Technologies, Inc., Experion Systems, Inc., Nanotechnologies, Inc., NeuroMetrix, Inc., and Optiva, Inc. and by decreases in the valuation of our investments in AlphaSimplex Group LLC, CSwitch Corporation, Mersana Therapeutics, Inc., NanoOpto Corporation, Polatis, Inc., and Zia Laser, Inc., of $109,464, $500,000, $563,097, $529,997, $169,827, and $1,312,500, respectively.

The increase in the value of our investment in U.S. government and agency securities, from $44,622,722 at December 31, 2004, to $96,250,864 at December 31, 2005, resulted primarily from the receipt of net proceeds of $36,526,567 pursuant to the issuance of 3,507,500 new shares of our common stock and proceeds from the sale of NeuroMetrix of $34,591,136. These increases were partially offset by four new venture capital investments and eleven follow-on investments totaling $16,251,339, as well as by operating expenses.

The Company's liabilities increased from $4,616,652 at December 31, 2004, to $14,959,881 at December 31, 2005. The increases were attributable to an increase of $1,796,264 in the profit- sharing accrual, the provision of $8,122,367 for taxes payable by the Company on behalf of shareholders on the deemed dividend, and current taxes payable of $1,524,470.

The following table is a summary of additions to our portfolio of venture capital investments during the 12 months ended December 31, 2005:

New Investment	Amount
eLite Optoelectronics, Inc.	$1,000,000
Kereos, Inc.	800,000
Kovio, Inc.	3,000,000
Zia Laser, Inc.	1,500,000

Follow-on Investments
Cambrios Technologies Corporation	$511,006
Chlorogen, Inc.	364,261
Kereos, Inc.	160,000
Molecular Imprints, Inc.	2,500,000
Nanomix, Inc.	250,000
NanoOpto Corporation	411,741
Mersana Therapeutics, Inc.	683,000
Nanosys, Inc.	3,000,003
Nantero, Inc.	571,329
NeoPhotonics Corporation	999,999
Starfire Systems, Inc.	500,000

Total	$16,251,339

Cash Flow

Year Ended December 31, 2006

Net cash used in operating activities for the year ended December 31, 2006, was $14,955,302, primarily owing both to the payment of various federal, state and local taxes, including the tax paid on behalf of shareholders for the deemed dividend, and to the payment of operating expenses.

Cash provided by investing activities for the year ended December 31, 2006, was $13,198,611, primarily reflecting net proceeds from the sale of U.S. government and agency securities of $37,593,589, less investments in private placements of $24,408,187.

Cash provided by financing activities for the year ended December 31, 2006, was $2,615,190, reflecting the issuance of shares in connection with the Stock Plan.

Year Ended December 31, 2005

Net cash used in operating activities for the year ended December 31, 2005, was $2,914,285, primarily owing to an increase in our operating expenses.

Cash used in investing activities for the year ended December 31, 2005, was $33,049,325, primarily reflecting a net increase in our investment in U.S. government and agency securities of $52,144,482 and investments in private placements of $16,251,339, less proceeds from the sale of venture capital investments of $35,392,200.

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

Cash used in investing activities for the year ended December 31, 2004, was $32,093,612, primarily reflecting an increase in our investment in U.S. government and agency securities of $17,823,606 and investments in private placements of $16,731,216.

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

December 31, 2006

At December 31, 2006, and December 31, 2005, our total net primary liquidity was $61,323,306 and $97,797,219, respectively, and our secondary liquidity was $0 and $0, respectively.

Our net primary sources of liquidity are more than adequate to cover our gross cash operating expenses over the next 12 months. Our gross cash operating expenses for 2006 and 2005 totaled $5,285,448 and $5,021,066, respectively.

The decrease in our primary liquidity from December 31, 2005, to December 31, 2006, is primarily owing to the use of funds for investments, profit-sharing and tax payments, as well as net operating expenses.

In 2004, we registered with the SEC for the sale of up to 7,000,000 shares of our common stock from time to time. In July 2004, we sold 3,450,000 common shares for gross proceeds of $36,501,000; net proceeds, after offering costs of $372,825, were $36,128,175. In September 2005, we completed the sale of 3,507,500 common shares, for total gross proceeds of $37,091,813; net proceeds, after offering costs of $565,246, were $36,526,567. We intend to use, and have been using, the net proceeds of the offerings to make new investments in tiny technology as well as follow-on investments in our existing venture capital investments, and for working capital. Through December 31, 2006, we have used $53,932,228 from these two offerings for these purposes.

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

The increase in our primary source of liquidity from December 31, 2004, to December 31, 2005, was primarily owing to the receipt of the net proceeds from the issuance of 3,507,500 new shares of our common stock and the net proceeds from the sale of our investment in NeuroMetrix, Inc. These receipts were partially offset by our investments in Cambrios, Inc., Chlorogen, Inc., eLite Optoelectronics, Inc., Kereos, Inc., Kovio, Inc., Mersana Therapeutics, Inc., Molecular Imprints, Inc., Nanomix, Inc., NanoOpto Corporation, Nanosys, Inc., Nantero, Inc., NeoPhotonics Corporation, Starfire Systems, Inc., and Zia Laser, Inc., and the use of funds for net operating expenses.

On November 19, 2001, we established an asset account line of credit. The asset account line of credit was secured by U.S. government and agency securities. Under the asset account line of credit, we were able to borrow up to $8,000,000. The asset account line of credit could be increased to up to 95 percent of the current value of the U.S. government and agency securities with which we secure the line. The asset account line of credit carried interest at a rate of the Broker Call Rate plus 50 basis points. Our outstanding balance under the asset account line of credit at December 31, 2004, was $0. The Company terminated this line of credit on November 1, 2005.

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

Pension and Post-Retirement Benefit Plan Assumptions

The Company provides a Retiree Medical Benefit Plan for employees who meet certain eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability values related to our post-retirement benefit plans. These factors include assumptions we make about the discount rate, the rate of increase in healthcare costs, and mortality, among others.

The discount rate reflects the current rate at which the post-retirement benefit liabilities could be effectively settled considering the timing of expected payments for plan participants. In estimating this rate, we consider rates of return on high quality fixed-income investments included in published bond indexes. We consider the Moody’s Aa Corporate Bond Index and the Citigroup Pension Liability Index in the determination of the appropriate discount rate assumptions. The weighted average rate we utilized to measure our post retirement benefit obligation as of December 31, 2006, and to calculate our 2007 expense was 5.75 percent, which is an increase from the 5.5 percent rate used in determining the 2006 expense.

Recent Developments — Portfolio Companies

On February 2, 2007, we made a $350,877 follow-on investment in a privately held tiny technology portfolio company.

On February 6, 2007, we made a $540,000 follow-on investment in a privately held tiny technology portfolio company.

On February 9, 2007, we made a $500,000 follow-on investment in Solazyme, Inc.

On February 15, 2007, we made a $268,654 follow-on investment in a privately held tiny technology portfolio company.

On February 20, 2007, we made a $1,147,826 initial investment in a privately held tiny technology company.

Late in the first quarter of 2007, one of our portfolio companies decided to curtail its fund-raising efforts and to move to sell its assets. If this company sold all of its assets, we believe that the aggregate net proceeds to us, if any, for our ownership interest would probably be substantially less than the valuation that we placed on our ownership interest in this company as a going concern at December 31, 2006. At December 31, 2006, we valued our ownership interest in this company at slightly more than one percent of our gross assets.

Other Developments

In January 2007, the Company issued 189,990 shares of common stock upon the exercise of employee stock options. The Company received proceeds of $1,920,799.

On January 31, 2007, the Company paid the final installment of the 2005 profit-sharing balance to participants totaling $261,661.

In February 2007, the Company issued 136,022 shares of common stock upon the exercise of employee stock options. The Company received proceeds of $1,375,180.

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

Because there is typically no public market for our interests in the small privately held companies in which we invest, the valuation of the equity interests in that portion of our portfolio is determined in good faith by our Valuation Committee, comprised of the independent members of our Board of Directors, in accordance with our Valuation Procedures. In the absence of a readily ascertainable market value, the determined value of our portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in valuation are recorded in our consolidated statements of operations as "Net increase (decrease) in unrealized appreciation on investments." Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.

We also invest in short-term money market instruments, and both short and long-term U.S. government and agency securities. To the extent that we invest in short and long-term U.S. government and agency securities, changes in interest rates may result in changes in the value of these obligations which would result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements, and the quantity and duration of both the short and long-term U.S. government and agency securities held by the Company, and it will vary from period to period. If the average interest rate on U. S. government and agency securities at December 31, 2006, were to increase by 25, 75 and 150 basis points, the weighted average value of these securities held by us at December 31, 2006, would decrease by approximately $285,108, $855,323 and $1,710,645, respectively, and our net asset value would decrease correspondingly.

Most of our investments are denominated in U.S. dollars. We currently have one investment denominated in Canadian dollars. We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates. The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates is $171,644 at December 31, 2006.

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

Item 8. Consolidated Financial Statements and Supplementary Data

HARRIS & HARRIS GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

The following reports and consolidated financial schedules of Harris & Harris Group, Inc. are filed herewith and included in response to Item 8.

Documents	Page
Management's Report on Internal Control Over
Financial Reporting	52
Report of Independent Registered Public Accounting Firm	53

Consolidated Financial Statements

Consolidated Statements of Assets and Liabilities
as of December 31, 2006, and 2005	55

Consolidated Statements of Operations for the
years ended December 31, 2006, 2005, 2004	56

Consolidated Statements of Cash Flows for the
years ended December 31, 2006, 2005, and 2004	57

Consolidated Statements of Changes in Net Assets for the
years ended December 31, 2006, 2005, and 2004	58

Consolidated Schedule of Investments as of December 31, 2006	59-66

Consolidated Schedule of Investments as of December 31, 2005	67-72

Footnote to Consolidated Schedule of Investments	73-76

Notes to Consolidated Financial Statements	77-93

Financial Highlights for the years ended December 31, 2006,
2005 and 2004	94

Schedules other than those listed above have been omitted because they are not applicable or the required information is presented in the consolidated financial statements and/or related notes.

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

•
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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the results of this assessment, management (including our Chief Executive Officer and Chief Financial Officer) has concluded that, as of December 31, 2006, the Company's internal control over financial reporting was effective.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 53 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Harris & Harris Group, Inc.:

We have completed integrated audits of Harris & Harris Group, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index  present fairly, in all material respects, the financial position of Harris & Harris Group, Inc. (the “Company”) at December 31, 2006 and December 31, 2005, and the results of its operations, its cash flows, the changes in its net assets and the financial highlights for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at December 31, 2006 by correspondence with the custodian, provide a reasonable basis for our opinion.

As more fully disclosed in Note 2 of the Notes to Consolidated Financial Statements, the financial statements include investments valued at $53,667,831 (47.1% of net assets) at December 31, 2006, the fair values of which have been estimated by the Board of Directors in the absence of readily ascertainable market values. Those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
March 15, 2007

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

ASSETS
	December 31, 2006	December 31, 2005

Investments, at value (Cost: $121,331,398 at 12/31/06,
$134,026,747 at 12/31/05	$112,323,978	$129,438,197
Cash and cash equivalents	2,071,788	1,213,289
Restricted funds (Note 6)	2,149,785	1,730,434
Receivable from portfolio company	0	75,000
Receivable from broker (Note 3)	819,905	0
Interest receivable	625,372	248,563
Prepaid expenses	10,945	2,993
Other assets	326,817	229,644
Total assets	$118,328,590	$132,938,120

LIABILITIES & NET ASSETS

Accounts payable and accrued liabilities (Note 6)	$4,115,300	$3,174,183
Accrued profit sharing (Note 4)	261,661	2,107,858
Deferred rent	21,326	31,003
Current taxes payable	0	1,514,967
Taxes payable on behalf of shareholders (Note 7)	0	8,122,367
Total liabilities	4,398,287	14,950,378

Net assets	$113,930,303	$117,987,742

Net assets are comprised of:
Preferred stock, $0.10 par value,
2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares authorized at
12/31/06 and 30,000,000 at 12/31/05; 22,843,757 issued at
12/31/06 and 22,585,085 issued at 12/31/05	228,438	225,851
Additional paid in capital (Note 9)	129,801,201	122,149,642
Accumulated net realized income (loss)	(3,747,912)	3,781,905
Accumulated unrealized depreciation of investments	(9,007,420)	(4,764,125)
Unrecognized net gain on retirement benefit plans (Note 6)	61,527
Treasury stock, at cost (1,828,740 shares at 12/31/06 and
12/31/05)	(3,405,531)	(3,405,531)

Net assets	$113,930,303	$117,987,742

Shares outstanding	21,015,017	20,756,345

Net asset value per outstanding share	$5.42	$5.68

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004
Investment income:
Interest from:
Fixed-income securities	$2,991,261	$1,409,273	$614,728
Portfolio companies	0	65,620	22,834
Miscellaneous income	37,500	65,969	0
Total investment income	3,028,761	1,540,862	637,562

Expenses:
Salaries, benefits and stock-based
compensation (Note 3)	7,933,276	2,459,033	1,928,088
Administration and operations	1,250,080	1,319,354	718,530
Profit-sharing provision (Note 4)	50,875	1,796,264	311,594
Professional fees	737,828	830,062	667,311
Rent	239,846	211,582	151,434
Directors' fees and expenses	340,750	308,874	209,210
Depreciation	64,916	64,713	43,151
Custodian fees	24,125	16,741	17,023
Total expenses	10,641,696	7,006,623	4,046,341

Net operating loss	(7,612,935)	(5,465,761)	(3,408,779)

Net realized gain from investments:
Realized gain from investments	31,338	23,862,037	813,994
Income tax (benefit) expense (Note 7)	(227,355)	9,653,248	(44,509)
Net realized gain from investments	258,693	14,208,789	858,503

Net (increase) decrease in unrealized
depreciation on investments:
Change as a result of investment sales	0	(23,181,420)	915,118
Change on investments held	(4,418,870)	19,790,298	264,170
Change in unrealized depreciation
on investments	(4,418,870)	(3,391,122)	1,179,288
Income tax (benefit) expense (Note 7)	0	(1,364,470)	695,126
Net decrease (increase) in unrealized
depreciation on investments	(4,418,870)	(2,026,652)	484,162

Net (decrease) increase in net assets
resulting from operations:
Total	$(11,773,112)	$6,716,376	$(2,066,114)
Per average basic and diluted outstanding share	$(0.57)	$0.36	$(0. 13)
Average outstanding shares	20,759,547	18,471,770	15,476,714

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004
Cash flows used in operating activities:
Net (decrease) increase in net assets
resulting from operations	$(11,773,112)	$6,716,376	$(2,066,114)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized and unrealized loss (gain) on investments	4,420,619	(20,470,915)	(1,993,282)
Deferred income taxes	0	(1,364,470)	695,126
Depreciation and amortization	(426,168)	346,019	43,151
Taxes payable on behalf of shareholders on deemed dividend	0	8,122,367	0
Stock-based compensation expense	5,038,956	0	0

Changes in assets and liabilities:
Restricted funds	(419,351)	(138,463)	(379,893)
Receivable from portfolio company	75,000	(65,000)	(10,000)
Interest receivable	(376,808)	(189,603)	(58,510)
Income tax receivable	0	(7,023)	14,895
Prepaid expenses	(7,951)	539,496	(535,648)
Other receivables	(819,905)	0	0
Other assets	(176,325)	11,599	(8,666)
Accounts payable and accrued liabilities	1,002,643	268,525	182,260
Accrued profit sharing	(1,846,197)	1,796,264	311,594
Deferred rent	(9,677)	(3,927)	(4,718)
Current income tax liability	(9,637,026)	1,524,470	0

Net cash used in operating activities	(14,955,302)	(2,914,285)	(3,809,805)

Cash flows from investing activities:
Net (purchase) sale of short-term investments
and marketable securities	37,593,589	(52,144,482)	(17,823,606)
Investment in private placements and loans	(24,408,187)	(16,251,339)	(16,731,216)
Proceeds from sale of investments	28,295	35,392,200	2,530,483
Purchase of fixed assets	(15,086)	(45,704)	(69,273)

Net cash provided by (used in) investing activities	13,198,611	(33,049,325)	(32,093,612)

Cash flows from financing activities:
Proceeds from public offering, net (Note 9)	0	36,526,567	36,128,175
Proceeds from stock option exercises (Note 3)	2,615,190	0	0

Net cash provided by financing activities	2,615,190	36,526,567	36,128,175

Net increase in cash and cash equivalents:
Cash and cash equivalents at beginning of the year	1,213,289	650,332	425,574
Cash and cash equivalents at end of the year	2,071,788	1,213,289	650,332

Net increase in cash and cash equivalents	$858,499	$562,957	$224,758

Supplemental disclosures of cash flow information:
Income taxes paid	$9,425,922	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended	Year Ended	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004
Changes in net assets from operations:

Net operating loss	$(7,612,935)	$(5,465,761)	$(3,408,779)
Net realized income (loss) on investments	258,693	14,208,789	858,503
Net increase (decrease) in unrealized
depreciation on investments as a
result of sales	0	(23,181,420)	915,118
Net (increase) decrease in unrealized
depreciation on investments held	(4,418,870)	19,790,298	264,170
Net change in deferred taxes	0	1,364,470	(695,126)

Net increase (decrease) in net assets resulting
from operations	(11,773,112)	6,716,376	(2,066,114)

Changes in net assets from
capital stock transactions:

Issuance of common stock upon the
exercise of stock options	2,587	0	0
Proceeds from sale of stock	0	35,075	34,500
Additional paid in capital on common
stock issued	2,612,603	36,491,492	36,093,675
Stock based compensation expense	5,038,956	0	0

Net increase in net assets resulting
from capital stock transactions	7,654,146	36,526,567	36,128,175

Changes in net assets from adoption
of SFAS No. 158	61,527	0	0

Net (decrease) increase in net assets	(4,057,439)	43,242,943	34,062,061

Net Assets:

Beginning of the year	117,987,742	74,744,799	40,682,738

End of the year	$113,930,303	$117,987,742	$74,744,799

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2006

	Method of		Shares/
	Valuation (3)		Principal	Value

Investments in Unaffiliated Companies (6)(7) - 15.61% of net assets

Private Placement Portfolio (Illiquid) - 15.61% of net assets

AlphaSimplex Group, LLC (2) -- Investment management company headed by
Dr. Andrew W. Lo, holder of the Harris & Harris Group Chair at MIT
Limited Liability Company Interest	(B	)	--	$10,521

Exponential Business Development Company (1)(2) --
Venture capital partnership focused on early stage companies
Limited Partnership Interest	(B	)	--	0

Molecular Imprints, Inc. (1)(2) -- Manufacturing nanoimprint lithography capital equipment
Series B Convertible Preferred Stock	(A	)	1,333,333	2,000,000
Series C Convertible Preferred Stock	(A	)	1,250,000	2,500,000
Warrants at $2.00 expiring12/31/11	(B	)	125,000	0
				4,500,000

Nanosys, Inc. (1)(2)(5) -- Developing zero and one-dimensional inorganic nanometer-scale materials for use in nanotechnology-
enabled systems
Series C Convertible Preferred Stock	(C	)	803,428	2,370,113
Series D Convertible Preferred Stock	(C	)	1,016,950	3,000,003
				5,370,116

Nantero, Inc. (1)(2)(5) -- Developing a high-density, nonvolatile, random access memory chip, enabled by carbon nanotubes
Series A Convertible Preferred Stock	(C	)	345,070	1,046,908
Series B Convertible Preferred Stock	(C	)	207,051	628,172
Series C Convertible Preferred Stock	(C	)	188,315	571,329
				2,246,409

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2006

	Method of		Shares/
	Valuation (3)		Principal	Value

Investments in Unaffiliated Companies (6)(7) - 15.61% of net assets (cont.)

Private Placement Portfolio (Illiquid) - 15.61% of net assets (cont.)

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
Series A-1 Convertible Preferred Stock	(B	)	16,775	0
Series A-2 Convertible Preferred Stock	(B	)	71,611	141,520
Series A-4 Convertible Preferred Stock	(B	)	4,774	9,435
Series A-5 Convertible Preferred Stock	(B	)	5,491	45,127

				196,082

Total Unaffiliated Private Placement Portfolio (cost: $18,107,124)				$17,779,727

Total Investments in Unaffiliated Companies (cost: $18,107,124)				$17,779,727

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2006

	Method of		Shares/
	Valuation (3)		Principal	Value

Investments in Non-Controlled Affiliated Companies (6)(8) -28.20% of net assets

Private Placement Portfolio (Illiquid) - 28.20% of net assets

BridgeLux, Inc. (1)(2)(11) -- Manufacturing high-power light emitting diodes
Series B Convertible Preferred Stock	(A	)	1,861,504	$1,000,000

Cambrios Technologies Corporation (1)(2)(5) -- Developing nanowire-
enabled electronic materials for the display industry
Series B Convertible Preferred Stock	(A	)	1,294,025	1,294,025

Chlorogen, Inc. (1)(2)(5) -- Developing patented chloroplast technology to produce plant-made proteins
Series A Convertible Preferred Stock	(C	)	4,478,038	785,000
Series B Convertible Preferred Stock	(C	)	2,077,930	364,261
Secured Convertible Bridge Note (including interest)	(A	)	$221,438	225,697
				1,374,958

Crystal IS, Inc. (1)(2)(5) -- Developing single-crystal
aluminum nitride substrates for optoelectronic devices
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

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2006

	Method of		Shares/
	Valuation (3)		Principal	Value

Investments in Non-Controlled Affiliated Companies (6)(8) - 28.20% of net assets (cont.)

Private Placement Portfolio (Illiquid) - 28.20% of net assets (cont.)

D-Wave Systems, Inc. (1)(2)(4)(5)(13) -- Developing high-performance quantum computing systems
Series B Convertible Preferred Stock	(A	)	2,000,000	$1,716,444
Warrants at $0.85 expiring 10/19/07	(B	)	1,800,000	0
				1,716,444

Innovalight, Inc. (1)(2)(4)(5) - Developing renewable energy products enabled by silicon-based nanomaterials
Series B Convertible Preferred Stock	(A	)	16,666,666	2,500,000

Kereos, Inc. (1)(2)(5) -- Developing emulsion-based imaging
agents and targeted therapeutics to image and treat cancer
and cardiovascular disease
Series B Convertible Preferred Stock	(A	)	349,092	960,000

Kovio, Inc. (1)(2)(5) -- Developing semiconductor products
using printed electronics and thin-film technologies
Series C Convertible Preferred Stock	(A	)	2,500,000	3,000,000

Mersana Therapeutics, Inc. (1)(2)(5)(12) -- Developing advanced polymers for drug delivery
Series A Convertible Preferred Stock	(C	)	68,452	136,904
Series B Convertible Preferred Stock	(C	)	616,500	1,233,000
Warrants at $2.00 expiring 10/21/10	(B	)	91,625	0
				1,369,904

Metabolon, Inc. (1)(2)(4)(5) - Discovering biomarkers through the use of metabolomics
Series B Convertible Preferred Stock	(A	)	2,173,913	2,500,000

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2006

	Method of		Shares/
	Valuation (3)		Principal	Value

Investments in Non-Controlled Affiliated Companies (6)(8) - 28.20% of net assets (cont.)

Private Placement Portfolio (Illiquid) - 28.20% of net assets (cont.)

NanoGram Corporation (1)(2)(5) -- Developing a broad suite of intellectual property utilizing nanotechnology
Series I Convertible Preferred Stock	(C	)	63,210	$64,259
Series II Convertible Preferred Stock	(C	)	1,250,904	1,271,670
Series III Convertible Preferred Stock	(C	)	1,242,144	1,262,764
				2,598,693

Nanomix, Inc. (1)(2)(5) -- Producing nanoelectronic sensors that integrate carbon nanotube electronics with silicon microstructures
Series C Convertible Preferred Stock	(B	)	9,779,181	790,000

NanoOpto Corporation (1)(2)(5) -- Manufacturing discrete and integrated optical communications sub-components on a chip by utilizing nano manufacturing and nano coating technology
Series A-1 Convertible Preferred Stock	(B	)	267,857	16,400
Series B Convertible Preferred Stock	(B	)	3,819,935	560,328
Series C Convertible Preferred Stock	(B	)	1,932,789	425,266
Series D Convertible Preferred Stock	(B	)	1,397,218	204,951
Warrants at $0.4359 expiring 03/15/10	(B	)	193,279	0
				1,206,945

Nextreme Thermal Solutions, Inc. (1)(2)(5) -- Developing thin-film thermoelectric devices
Series A Convertible Preferred Stock	(A	)	1,000,000	1,000,000

Questech Corporation (1)(2) -- Manufacturing and marketing
proprietary metal and stone decorative tiles
Common Stock	(B	)	655,454	996,683
Warrants at $1.50 expiring 11/21/07	(B	)	3,750	77
Warrants at $1.50 expiring 11/19/08	(B	)	5,000	103
Warrants at $1.50 expiring 11/19/09	(B	)	5,000	103
				996,966

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2006

	Method of		Shares/
	Valuation (3)		Principal	Value

Investments in Non-Controlled Affiliated Companies (6)(8) - 28.20% of net assets (cont.)

Private Placement Portfolio (Illiquid) - 28.20% of net assets (cont.)

Solazyme, Inc. (1)(2)(5) -- Developing energy-harvesting
machinery of photosynthetic microbes to produce industrial
and pharmaceutical molecules
Series A Convertible Preferred Stock	(C	)	988,204	$385,400

Starfire Systems, Inc. (1)(2)(5) --Producing ceramic-forming polymers
Common Stock	(A	)	375,000	150,000
Series A-1 Convertible Preferred Stock	(C	)	600,000	600,000
				750,000

Xradia, Inc. (1)(2)(4) - Designing, manufacturing and selling ultra high resolution 3D x-ray microscopes and fluorescence imaging systems.
Series D Convertible Preferred Stock	(A	)	3,121,099	4,000,000

Zia Laser, Inc. (1)(2)(5) -- Developing quantum dot semiconductor lasers
Series C Convertible Preferred Stock	(C	)	1,500,000	15,000

Total Non-Controlled Private Placement Portfolio (cost: $39,571,676)				$32,128,054

Total Investments in Non-Controlled Affiliated Companies (cost: $39,571,676)				$32,128,054

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2006

	Method of		Shares/
	Valuation (3)		Principal	Value

Investments in Controlled Affiliated Companies (6)(9) - 3.30% of net assets

Private Placement Portfolio (Illiquid) - 3.30% of net assets

Evolved Nanomaterial Sciences, Inc. (1)(2)(4)(5) -- Developing
nanotechnology-enhanced approaches for the resolution of
chiral molecules
Series A Convertible Preferred Stock	(A	)	5,870,021	$2,800,000

SiOnyx, Inc. (1)(2)(4)(5) -- Developing silicon-based
optoelectronic products enabled by its proprietary, "Black Silicon"
Series A Convertible Preferred Stock	(C	)	233,499	70,050
Series A-1 Convertible Preferred Stock	(C	)	2,966,667	890,000
				960,050

Total Controlled Private Placement Portfolio (cost: $4,440,000)				$3,760,050

Total Investments in Controlled Affiliated Companies (cost: $4,440,000)				$3,760,050

U.S. Government and Agency Securities - 51.48% of net assets

U.S. Treasury Bill -- due date 1/18/07	(J	)	2,217,000	2,212,677
U.S. Treasury Notes -- due date 11/30/07, coupon 4.25%	(H	)	6,500,000	6,455,345
U.S. Treasury Notes -- due date 02/15/08, coupon 3.375%	(H	)	9,000,000	8,842,860
U.S. Treasury Notes -- due date 05/15/08, coupon 3.75%	(H	)	9,000,000	8,862,210
U.S. Treasury Notes -- due date 09/15/08, coupon 3.125%	(H	)	5,000,000	4,861,350
U.S. Treasury Notes -- due date 01/15/09, coupon 3.25%	(H	)	3,000,000	2,910,930
U.S. Treasury Notes -- due date 02/15/09, coupon 4.50%	(H	)	5,100,000	5,069,145
U.S. Treasury Notes -- due date 04/15/09, coupon 3.125%	(H	)	3,000,000	2,893,830
U.S. Treasury Notes -- due date 07/15/09, coupon 3.625%	(H	)	3,000,000	2,920,890
U.S. Treasury Notes -- due date 10/15/09, coupon 3.375%	(H	)	3,000,000	2,894,310
U.S. Treasury Notes -- due date 01/15/10, coupon 3.625%	(H	)	3,000,000	2,907,420
U.S. Treasury Notes -- due date 04/15/10, coupon 4.00%	(H	)	3,000,000	2,935,560
U.S. Treasury Notes -- due date 07/15/10, coupon 3.875%	(H	)	3,000,000	2,920,560
U.S. Treasury Notes -- due date 10/15/10, coupon 4.25%	(H	)	2,000,000	1,969,060

Total Investments in U.S. Government and Agency Securities (cost: $59,212,598)				$58,656,147

Total Investments (cost: $121,331,398)				$112,323,978

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2006

Notes to Consolidated Schedule of Investments

(1)	Represents a non-income producing security. Equity investments that have not paid dividends within the last 12 months are considered to be non-income producing.

(2)	Legal restrictions on sale of investment.

(3)	See Footnote to Schedule of Investments for a description of the Valuation Procedures.

(4)	Initial investment was made during 2006.

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

(7)
The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $18,107,124. The gross unrealized appreciation based on the tax cost for these securities is $1,732,194. The gross unrealized depreciation based on the tax cost for these securities is $2,059,591.

(8)
The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $39,571,676. The gross unrealized appreciation based on the tax cost for these securities is $333,269. The gross unrealized depreciation based on the tax cost for these securities is $7,776,891.

(9)
The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $4,400,000. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $679,950.

(10)	Continuum Photonics, Inc., merged with Polatis, Ltd., to form Polatis, Inc.

(11)	BridgeLux, Inc., was previously named eLite Optoelectronics, Inc.

(12)	Mersana Therapeutics, Inc., was previously named Nanopharma Corp.

(13)
D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave Systems, Inc., through D-Wave USA, a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. Refer to Note 2 "Significant Accounting Policies."

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2005

	Method of		Shares/
	Valuation (3)		Principal	Value

Investments in Unaffiliated Companies (6)(7) - 13.2% of net assets

Private Placement Portfolio (Illiquid) - 13.2% of net assets

AlphaSimplex Group, LLC (2) -- Investment management company headed by
Dr. Andrew W. Lo, holder of the Harris & Harris Group Chair at MIT
Limited Liability Company Interest	(B	)	--	$16,315

Crystal IS, Inc. (1)(2)(5) -- Developing a technology to grow single-crystal boules of aluminum nitride for gallium nitride electronics
Series A Convertible Preferred Stock	(A	)	274,100	199,983

Exponential Business Development Company (1)(2) --
Venture capital partnership focused on early stage companies
Limited Partnership Interest	(B	)	--	0

Molecular Imprints, Inc. (1)(2) -- Manufacturing nanoimprint lithography capital equipment
Series B Convertible Preferred Stock	(A	)	1,333,333	2,000,000
Series C Convertible Preferred Stock	(A	)	1,250,000	2,500,000
Warrants at $2.00 expiring12/31/15	(B	)	125,000	0
				4,500,000

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

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2005

	Method of		Shares/
	Valuation (3)		Principal	Value

Investments in Unaffiliated Companies (6)(7) - 13.2% of net assets (cont.)

Private Placement Portfolio (Illiquid) - 13.2% of net assets (cont.)

NeoPhotonics Corporation (1)(2) -- Developing and manufacturing planar optical devices and components
Common Stock	(C	)	716,195	$67,736
Series 1 Convertible Preferred Stock	(C	)	1,831,256	2,014,677
Series 2 Convertible Preferred Stock	(C	)	741,898	878,120
Warrants at $0.15 expiring 01/26/10	(C	)	16,364	164
Warrants at $0.15 expiring 12/05/10	(C	)	14,063	140
				2,960,837

Polatis, Inc. (1)(2)(5)(9) -- Developing optical networking components by merging materials, MEMS and electronics technologies
Series A-1 Convertible Preferred Stock	(B	)	16,775	47,828
Series A-2 Convertible Preferred Stock	(B	)	71,611	204,172
				252,000

Total Unaffiliated Private Placement Portfolio (cost: $15,469,546)				$15,545,660

Total Investments in Unaffiliated Companies (cost: $15,469,546)				$15,545,660

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2005

	Method of		Shares/
	Valuation (3)		Principal	Value

Investments in Non-Controlled Affiliated Companies (6)(8) - 15.0% of net assets

Private Placement Portfolio (Illiquid) - 15.0% of net assets

Cambrios Technologies Corporation (1)(2)(5) -- Developing commercially relevant materials by evolving biomolecules to express control over nanostructure synthesis
Series B Convertible Preferred Stock	(A	)	1,294,025	$1,294,025

Chlorogen, Inc. (1)(2)(5) -- Developing patented chloroplast technology to produce plant-made proteins
Series A Convertible Preferred Stock	(A	)	4,478,038	785,000
Series B Convertible Preferred Stock	(A	)	2,077,930	364,261
				1,149,261

CSwitch, Inc. (1)(2)(5) -- Developing next-generation, system-on-a-chip solutions for communications-based platforms
Series A Convertible Preferred Stock	(B	)	1,000,000	500,000

eLite Optoelectronics Inc. (1)(2)(4) -- Manufacturing high-power light emitting diodes
Series B Convertible Preferred Stock	(A	)	1,861,504	1,000,000

Kereos, Inc. (1)(2)(4)(5) -- Developing molecular imaging agents and targeted therapeutics to image and treat cancer and
cardiovascular disease
Series B Convertible Preferred Stock	(A	)	349,092	960,000

Kovio , Inc. (1)(2)(4)(5) -- Developing semi-conductor products using printed electronics and thin-film technologies
Series C Convertible Preferred Stock	(A	)	2,500,000	3,000,000

Mersana Therapeutics, Inc. (1)(2)(5)(10) -- Developing advanced polymers for drug delivery
Series A Convertible Preferred Stock	(C	)	68,452	136,904
Series B Convertible Preferred Stock	(C	)	616,500	1,233,000
Warrants at $2.00 expiring 10/21/10	(B	)	91,625	0
				1,369,904

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2005

	Method of		Shares/
	Valuation (3)		Principal	Value

Investments in Non-Controlled Affiliated Companies (6)(8) - 15.0% of net assets (cont.)

Private Placement Portfolio (Illiquid) - 15.0% of net assets (cont.)

NanoGram Corporation (1)(2)(5) -- Developing a broad suite of intellectual property utilizing nanotechnology
Series I Convertible Preferred Stock	(B	)	63,210	$64,259
Series II Convertible Preferred Stock	(B	)	1,250,904	1,271,670
				1,335,929

Nanomix, Inc. (1)(2)(5) -- Producing nanoelectronic sensors that integrate carbon nanotube electronics with silicon microstructures
Series C Convertible Preferred Stock	(A	)	9,779,181	2,500,000

NanoOpto Corporation (1)(2)(5) -- Manufacturing discrete and integrated optical communications sub-components on a chip by utilizing nano-manufacturing technology
Series A-1 Convertible Preferred Stock	(C	)	267,857	32,490
Series B Convertible Preferred Stock	(C	)	3,819,935	1,110,073
Series C Convertible Preferred Stock	(C	)	1,932,789	842,503
Warrants at $0.4359 expiring 03/15/10	(C	)	193,279	0
				1,985,066

Nextreme Thermal Solutions, Inc. (1)(2)(5) -- Developing thin-film, superlattice thermoelectric devices
Series A Convertible Preferred Stock	(A	)	500,000	500,000

Questech Corporation (1)(2) -- Manufacturing and markets
proprietary metal decorative tiles
Common Stock	(C	)	646,954	724,588
Warrants at $1.50 expiring 08/03/06	(B	)	8,500	0
Warrants at $1.50 expiring 11/21/07	(B	)	3,750	0
Warrants at $1.50 expiring 11/19/08	(B	)	5,000	0
Warrants at $1.50 expiring 11/19/09	(B	)	5,000	0
				724,588

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2005

	Method of		Shares/
	Valuation (3)		Principal	Value

Investments in Non-Controlled Affiliated Companies (6)(8) - 15.0% of net assets (cont.)

Private Placement Portfolio (Illiquid) - 15.0% of net assets (cont.)

Solazyme, Inc. (1)(2)(5) -- Developing energy-harvesting
machinery of photosynthetic microbes to produce industrial
and pharmaceutical molecules
Series A Convertible Preferred Stock	(C	)	988,204	$385,400

Starfire Systems, Inc. (1)(2)(5) --Producing ceramic-forming polymers
Common Stock	(A	)	375,000	150,000
Series A-1 Convertible Preferred Stock	(A	)	600,000	600,000
				750,000

Zia Laser, Inc. (1)(2)(4)(5) -- Developing quantum dot semiconductor lasers
Series C Convertible Preferred Stock	(B	)	1,500,000	187,500

Total Non-Controlled Private Placement Portfolio (cost: $22,236,796)				$17,641,673

Total Investments in Non-Controlled Affiliated Companies (cost: $22,236,796)				$17,641,673

U.S. Government and Agency Securities - 81.5% of net assets
U.S. Treasury Bills -- due date 01/05/06	(J	)	24,500,000	$24,495,590
U.S. Treasury Notes -- due date 02/28/06, coupon 1.625%	(H	)	810,000	806,963
U.S. Treasury Bills -- due date 03/02/06	(J	)	32,845,000	32,640,376
U.S. Treasury Bills -- due date 03/16/06	(J	)	4,750,000	4,712,855
U.S. Treasury Notes -- due date 03/31/06, coupon 1.5%	(H	)	4,616,000	4,586,965
U.S. Treasury Notes -- due date 11/30/07, coupon 4.25%	(H	)	6,500,000	6,480,955
U.S. Treasury Notes -- due date 02/15/08, coupon 3.375%	(H	)	9,000,000	8,814,690
U.S. Treasury Notes -- due date 05/15/08, coupon 3.75%	(H	)	9,000,000	8,872,020
U.S. Treasury Notes -- due date 09/15/08, coupon 3.125%	(H	)	5,000,000	4,840,450

Total Investments in U.S. Government and Agency
Securities (cost: $96,320,405)				$96,250,864

Total Investments (cost: $134,026,747)				$129,438,197

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2005

Notes to Consolidated Schedule of Investments

(1)	Represents a non-income producing security. Equity investments that have not paid dividends within the last 12 months are considered to be non-income producing.

(2)	Legal restrictions on sale of investment.

(3)	See Footnote to Schedule of Investments for a description of the Valuation Procedures.

(4)	Initial investment was made during 2005.

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

Equity-Related Securities;

Investments in Intellectual Property or Patents or Research and Development in Technology or Product Development;

Long-Term Fixed-Income Securities;

Short-Term Fixed-Income Investments; and

All Other Investments.

The 1940 Act requires periodic valuation of each investment in our portfolio to determine net asset value. Under the 1940 Act, unrestricted securities with readily available market quotations are to be valued at the current market value; all other assets must be valued at "fair value" as determined in good faith by or under the direction of the Board of Directors.

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

The values assigned to these investments are based on available information and do not necessarily represent amounts that might ultimately be realized, as these amounts depend on future circumstances and cannot reasonably be determined until the individual investments are actually liquidated or become marketable.

Our valuation policy with respect to the five broad investment categories is as follows:

Equity-Related Securities

Equity-related securities are valued using one or more of the following basic methods of valuation:

A. Cost. The cost method is based on our original cost. This method is generally used in the early stages of a company’s development until significant positive or negative events occur subsequent to the date of the original investment that dictate a change to another valuation method. Some examples of these events are: (1) a major recapitalization; (2) a major refinancing; (3) a significant third-party transaction; (4) the development of a meaningful public market for the company’s common stock; and (5) significant positive or negative changes in a company’s business.

B. Analytical Method. The analytical method is generally used to value an investment position when there is no established public or private market in the company’s securities or when the factual information available to us dictates that an investment should no longer be valued under either the cost or private market method. This valuation method is inherently imprecise and ultimately the result of reconciling the judgments of our Valuation Committee members, based on the data available to them. The resulting valuation, although stated as a precise number, is necessarily within a range of values that vary depending upon the significance attributed to the various factors being considered. Some of the factors considered may include the financial condition and operating results of the company, the long-term potential of the business of the company, the values of similar securities issued by companies in similar businesses, the proportion of the company’s securities we own and the nature of any rights to require the company to register restricted securities under applicable securities laws.

C. Private Market. The private market method uses actual, executed, historical transactions in a company’s securities by responsible third parties as a basis for valuation. The private market method may also use, where applicable, unconditional firm offers by responsible third parties as a basis for valuation.

D. Public Market. The public market method is used when there is an established public market for the class of the company’s securities held by us or into which our securities are convertible. We discount market value for securities that are subject to significant legal and contractual restrictions. Other securities, for which market quotations are readily available, are carried at market value as of the time of valuation. Market value for securities traded on securities exchanges or on the Nasdaq Global Market is the last reported sales price on the day of valuation. For other securities traded in the over-the-counter market and listed securities for which no sale was reported on that day, market value is the mean of the closing bid price and asked price on that day. This method is the preferred method of valuation when there is an established public market for a company’s securities, as that market provides the most objective basis for valuation.

Investments in Intellectual Property or Patents or Research and Development in Technology or Product Development

These investments are carried at fair value using the following basic methods of valuation:

E. Cost. The cost method is based on our original cost. This method is generally used in the early stages of commercializing or developing intellectual property or patents or research and development in technology or product development until significant positive or adverse events occur subsequent to the date of the original investment that dictate a change to another valuation method.

F. Analytical Method. The analytical method is used to value an investment after analysis of the best available outside information where the factual information available to us dictates that an investment should no longer be valued under either the cost or private market method. This valuation method is inherently imprecise and ultimately the result of reconciling the judgments of our Valuation Committee members. The resulting valuation, although stated as a precise number, is necessarily within a range of values that vary depending upon the significance attributed to the various factors being considered. Some of the factors considered may include the results of research and development, product development progress, commercial prospects, term of patent and projected markets.

G. Private Market. The private market method uses actual third-party investments in intellectual property or patents or research and development in technology or product development as a basis for valuation, using actual executed historical transactions by responsible third parties. The private market method may also use, where applicable, unconditional firm offers by responsible third parties as a basis for valuation.

As of December 31, 2006, we do not have any investments in intellectual property or patents or research and development in technologies or products.

Long-Term Fixed-Income Securities

H. Readily Marketable. Fixed-income securities for which market quotations are readily available are carried at market value as of the time of valuation using the most recent bid quotations when available.

I. Not Readily Marketable. Securities for which market quotations are not readily available are carried at fair value using one or more of the following basic methods of valuation:

Fixed-income securities are valued by independent pricing services that provide market quotations based primarily on quotations from dealers and brokers, market transactions, and other sources.

Other fixed-income securities that are not readily marketable are valued at fair value by our Valuation Committee.

Short-Term Fixed-Income Investments

J. Short-term fixed-income investments are valued at market value at the time of valuation. We value short-term debt with remaining maturity of 60 days or less at amortized cost.

All Other Investments

K. All other investments are reported at fair value as determined in good faith by the Valuation Committee. As of December 31, 2006, we do not have any of these investments.

The reported values of securities for which market quotations are not readily available and for other assets reflect the Valuation Committee’s judgment of fair values as of the valuation date using the outlined basic methods of valuation. They do not necessarily represent an amount of money that would be realized if we had to sell the securities in an immediate liquidation. Thus, valuations as of any particular date are not necessarily indicative of amounts that we may ultimately realize as a result of future sales or other dispositions of investments we hold.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements:

Principles of Consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for investment companies and include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities as of December 31, 2006 and December 31, 2005, and the reported amounts of revenues and expenses for the twelve months ended December 31, 2006, 2005 and 2004. The most significant estimates relate to the fair valuations of certain of our investments. Actual results could differ from these estimates.

Cash and Cash Equivalents. Cash and cash equivalents include money market instruments with maturities of less than three months.

Portfolio Investment Valuations. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the SEC. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") At December 31, 2006, our financial statements include private venture capital investments valued at $53,667,831 the fair values of which were determined in good faith by, or under the direction, of the Board of Directors. Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material.

Foreign Currency Translation. The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. At December 31, 2006, included in the unrealized loss on investments was $34,103 resulting from foreign currency translation.

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

Stock-Based Compensation. The Company has a stock-based employee compensation plan. The Company accounts for the plan in accordance with the provisions of SFAS No. 123(R), "Share-Based Payment." See Note 3 for further discussion.

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

Property and Equipment. Property and equipment are included in "Other Assets" and are carried at cost, less accumulated depreciation of $274,566. Depreciation is provided using the straight-line method over the estimated useful lives of the premises and equipment.

Recent Accounting Pronouncements. In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent de-recognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. FIN 48 is effective for the Company’s fiscal year beginning January 1, 2007, with early adoption permitted. The Company is in the process of evaluating FIN 48.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106 and 132(R)” ("SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans and other postretirement benefit plans to (a) recognize the over-funded or under-funded status of their benefit plans in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (c) measure the fair value of plan assets and obligations as of the date of the employer’s fiscal year-end and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company adopted SFAS No. 158 effective December 31, 2006, which had the effect of increasing net assets and accrued liabilities by $61,527. See Note 6 for further discussion of the effects of adopting SFAS No. 158 on the Company's consolidated financial statements.

NOTE 3. STOCK-BASED COMPENSATION

On March 23, 2006, the Board of Directors of the Company voted to terminate the Employee Profit-Sharing Plan and establish the Harris & Harris Group, Inc. 2006 Equity Incentive Plan (the “Stock Plan”), subject to shareholder approval. This proposal was approved at the May 4, 2006 Annual Meeting of Shareholders. The Stock Plan provides for the grant of equity-based awards of stock options and restricted stock (subject to receipt of an exemption order described below) to our directors, officers and employees who are selected by our Compensation Committee for participation in the plan and subject to compliance with the 1940 Act.

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

A maximum of 20 percent of our total shares of our common stock issued and outstanding are available for awards under the Stock Plan. Under the Stock Plan, no more than 25 percent of the shares of stock reserved for the grant of the awards under the Stock Plan may be restricted stock awards at any time during the term of the Stock Plan. If any shares of restricted stock are awarded, such awards will reduce on a percentage basis the total number of shares of stock for which options may be awarded. If the Company does not receive exemptive relief from the SEC to issue restricted stock, all shares granted under the Stock Plan may be subject to stock options.

If the Company does receive such exemptive relief and issues 25 percent of the shares of stock reserved for grant under the Stock Plan as restricted stock, no more than 75 percent of the shares granted under the Stock Plan may be subject to stock options. No more than 1,000,000 shares of our common stock may be made subject to awards under the Stock Plan to any individual in any year.

On June 26, 2006, the Compensation Committee of the Board of Directors of the Company approved individual stock option awards for certain officers and employees of the Company. Both non-qualified stock options ("NQSOs") and incentive stock options ("ISOs"), subject to the limitations of Section 422 of the Internal Revenue Code, were awarded under the Stock Plan. The terms and conditions of the stock options granted were determined by the Compensation Committee and set forth in award agreements between the Company and each award recipient. A total of 3,958,283 stock options were granted with vesting periods ranging from December 2006 to June 2014 and with an exercise price of $10.11. Upon exercise, the shares will be issued from our previously authorized shares. The full Board of Directors ratified and approved the grants on August 3, 2006, on which date the Company's common stock price fluctuated between $9.76 and $10.00.

The Company accounts for the Stock Plan in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment,” which requires that we determine the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, and record these amounts as an expense in the Statement of Operations over the vesting period with a corresponding increase to our additional paid-in capital. At December 31, 2006, the increase to our operating expenses was offset by the increase to our additional paid-in capital, resulting in no net impact to our net asset value. Additionally, the Company does not record the tax benefits associated with the expensing of stock options because the Company intends to qualify as a RIC under Subchapter M of the Code.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model as permitted by SFAS No. 123(R). The stock options were awarded in five different grant types, each with different contractual terms. The assumptions used in the calculation of fair value using the Black-Scholes model for each contract term were as follows:
							Weighted
							Average
		Number	Expected	Expected	Expected	Risk-free	Fair
		of Options	Term	Volatility	Dividend	Interest	Value
Type of Award	Term	Granted	in Yrs	Factor	Yield	Rates	Per Share

Non-qualified stock options	1 Year	1,001,017	0.75	37.4%	0%	5.16%	$1.48
Non-qualified stock options	2 Years	815,000	1.625	45.2%	0%	5.12%	$2.63
Non-qualified stock options	3 Years	659,460	2.42	55.7%	0%	5.09%	$3.81
Non-qualified stock options	10 Years	690,000	5.75	75.6%	0%	5.08%	$6.94
Incentive stock options	10 Years	792,806	7.03	75.6%	0%	5.08%	$7.46

Total		3,958,283					$4.25

An option's expected term is the estimated period between the grant date and the exercise date of the option. As the expected term period increases, the fair value of the option and the compensation cost will also increase. The expected term assumption is generally calculated using historical stock option exercise data. The Company does not have historical exercise data to develop such an assumption. In cases where companies do not have historical data and where the options meet certain criteria, SEC Staff Accounting Bulletin 107 ("SAB 107") provides the use of a simplified expected term calculation. Accordingly, the Company calculated the expected terms using the SAB 107 simplified method.

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

For the twelve months ended December 31, 2006, the Company recognized $5,038,956 of compensation expense in the Consolidated Statements of Operations. As of December 31, 2006, there was approximately $10,544,535 of unrecognized compensation cost related to unvested stock option awards. This cost is expected to be recognized over a weighted-average period of approximately 1.75 years.

For the twelve months ended December 31, 2006, a total of 258,672 shares were exercised for total proceeds to the Company of $2,615,190. At December 31, 2006, the Company had a broker receivable totaling $819,905 for proceeds from stock option exercises transacted on December 29, 2006. The Company received these proceeds on January 3, 2007.

For the twelve months ended December 31, 2006, the calculation of the net decrease in net assets resulting from operations per share excludes the stock options because such options were anti-dilutive. The options may be dilutive in future periods in which there is a net increase in net assets resulting from operations in the event that there is a significant increase in the average stock price or significant decreases in the amount of unrecognized compensation cost.

A summary of the changes in outstanding stock options is as follows:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining	Aggregate
		Exercise	Grant Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (Yrs)	Value

Options Outstanding at June 1, 2006	-
Granted	3,958,283	$10.11	$4.25
Exercised	258,672	$10.11	$1.79		$512,171
Forfeited or Expired	-
Options Outstanding at December 31, 2006	3,699,611	$10.11	$4.43	4.64	$7,325,230
Options Exercisable at December 31, 2006	1,067,029	$10.11	$3.11	3.11	$2,112,717
Options Exercisable and Expected to be Exercisable at December 31, 2006	3,531,996	$10.11	$4.28	4.41	$6,993,352

The aggregate intrinsic value in the table above is calculated as the difference between the Company's closing stock price of $12.09 on the last trading day of 2006 and the exercise price, multiplied by the number of in-the-money options. This represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders fully vested and exercised their awards on December 31, 2006.

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

NOTE 4. EMPLOYEE PROFIT-SHARING PLAN

Prior to the adoption of the Stock Plan, the Company operated the Amended and Restated Harris & Harris Group, Inc. Employee Profit-Sharing Plan (the "2002 Plan"). Effective May 4, 2006, the 2002 Plan was terminated.

The 2002 Plan (and its predecessor) provided for profit sharing by our officers and employees equal to 20 percent of our "qualifying income" for that plan year.

As soon as practicable following the year-end, the Compensation Committee determined whether, and if so how much, qualifying income existed for a plan year. Approximately, ninety percent of the amount determined by the Compensation Committee was then paid out to Plan participants pursuant to the distribution percentages set forth in the 2002 Plan. The remaining payment was paid out after we finalized our tax returns for that plan year.

Each quarter, we performed a calculation to determine the accrual for profit sharing. We calculated 20 percent of qualifying income (i.e., realized income) pursuant to the terms of the 2002 Plan and estimated the amount of additional qualifying income, if any, that would result from selling all the portfolio investments that were valued above cost (i.e., that were in an unrealized appreciation position). Although the accrual would fluctuate as a result of changes in qualifying income and changes in unrealized appreciation, payments were made only to the extent that qualifying income existed. At December 31, 2006, and December 31, 2005, we accrued $261,661 and $2,107,858, respectively, for profit sharing. On March 1, 2006, the Company paid $1,897,072 to plan participants (employees and former employees), which represented approximately 90 percent of the total estimated profit-sharing payment for 2005. The Company recorded $50,875 of expense for the twelve months ended December 31, 2006, based on updated estimates of its ultimate tax liability for 2005. The balance of $261,661 was paid on January 31, 2007, upon finalization of our tax returns.

As discussed in Note 3, subject to receiving exemptive relief from the SEC, the Company may permit certain former officers of the Company to be participants of the Stock Plan. Alternatively, the SEC may provide relief which would permit us to pay out the remainder, if any, of the former officers' grandfathered participations under the terminated 2002 Plan.

NOTE 5. DISTRIBUTABLE EARNINGS

As of December 31, 2006, December 31, 2005, and December 31, 2004, there were no distributable earnings. The difference between the book basis and tax basis components of distributable earnings is primarily nondeductible deferred compensation and net operating losses.

On December 20, 2005, the Company declared a designated undistributed capital gain dividend ("deemed dividend") for shareholders of record as of December 31, 2005. The deemed dividend for 2005 was $23,206,763. See Note 7. "Income Taxes." The Company did not declare dividends for the years ended December 31, 2006, or December 31, 2004.

NOTE 6. EMPLOYEE BENEFITS

Employment Agreement with CEO

On October 19, 1999, Charles E. Harris signed an employment agreement with us, which superseded an employment agreement that was about to expire on December 31, 1999. The agreement was to terminate on December 31, 2004 (the "Term"); provided, on January 1, 2000, and on each day thereafter, the Term extends automatically by one day unless at any time we or Mr. Harris, by written notice, decide not to extend the Term, in which case the Term will expire five years from the date of the written notice. On October 14, 2004, Mr. Harris signed an Amended and Restated Employment Agreement with us (the "Employment Agreement") for the purpose of changing the termination date to be consistent with his retirement date under the Company's Executive Mandatory Retirement Benefit Plan. The Employment Agreement provides that the term of Mr. Harris's employment may not be extended beyond December 31, 2008, unless a committee of the Board consisting of non-interested Directors extends the date by one year pursuant to the Executive Mandatory Retirement Benefit Plan, and Mr. Harris agrees to serve beyond December 31, 2008.

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

Mr. Harris is to receive compensation under his Employment Agreement in the form of base salary, with automatic yearly adjustments to reflect inflation. In addition, the Board may increase such salary, and consequently decrease it, but not below the level provided for by the automatic adjustments described above.

In 2006, the base salary of Mr. Harris was increased from $246,651, the amount due to him for 2006 pursuant to his Employment Agreement, to $300,000 (thereby also increasing his SERP benefit) in part in recognition of a 74 percent decrease in Mr. Harris's profit-sharing allocation in recent years in order to provide additional profit sharing to other employees. This was the first salary increase for Mr. Harris, other than cost of living adjustments, since 1994. Mr. Harris's base salary for 2007 was increased to $306,187 based on a cost of living adjustment.

Mr. Harris is also entitled to participate in our Profit-Sharing Plan as well as in all compensation or employee benefit plans or programs, and to receive all benefits, perquisites, and emoluments for which salaried employees are eligible. Under the Employment Agreement, we furnish Mr. Harris with certain perquisites which include a company car, a personal trainer, membership in certain clubs and up to a $5,000 annual reimbursement for personal, financial or tax advice, adjusted for inflation.

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

SERP

The Employment Agreement provides that we adopt a supplemental executive retirement plan (the "SERP") for the benefit of Mr. Harris. Under the SERP, we will cause an amount equal to one-twelfth of Mr. Harris's current annual salary to be credited each month (a "Monthly Credit") to a special account maintained for this purpose on our books for the benefit of Mr. Harris (the "SERP Account"). The amounts credited to the SERP Account are deemed invested or reinvested in such investments as determined by Mr. Harris. The SERP Account is credited and debited to reflect the deemed investment returns, losses and expenses attributed to such deemed investments and reinvestments. Mr. Harris's benefit under the SERP equals the balance in the SERP Account and such benefit will always be 100 percent vested (i.e., not forfeitable). In 2005, Mr. Harris received a $125,000 distribution from the SERP Account. The balance in the SERP Account will be distributed to Mr. Harris in a lump sum on December 31, 2008; provided, however, in the event of the termination of his employment, the balance in the SERP Account will be distributed to Mr. Harris or his beneficiary, as the case may be, in a lump-sum payment within 30 days of such termination. The obligations incurred by us under the SERP, which amounted to $2,149,785 and $1,730,434 at December 31, 2006 and 2005, respectively, are included in accounts payable and accrued liabilities. We have established a rabbi trust for the purpose of accumulating funds to satisfy such obligations which are reflected as restricted funds on the accompanying consolidated balance sheets. Mr. Harris's rights to benefits pursuant to this SERP will be no greater than those of a general creditor of us.

401(k) Plan

As of January 1, 1989, we adopted an employee benefits program covering substantially all of our employees under a 401(k) Plan and Trust Agreement. As of January 1, 1999, we adopted the Harris & Harris Pension Plan and Trust, a money purchase plan that would allow us to stay compliant with the 401(k) top-heavy regulations and deduction limitation regulations. In 2001, Congress enacted the Economic Growth and Tax Relief Reconciliation Act of 2001, which has increased the deduction limits for plans such as the 401(k) Plan. This Act eliminated the need for us to maintain two separate plans. Effective December 31, 2001, the Pension Plan merged into the 401(k) Plan, with the 401(k) Plan being the surviving plan. Matching contributions to the plan are at the discretion of the Compensation Committee. For the year ended December 31, 2006, the Compensation Committee approved a 100 percent match which amounted to $155,000. The 401(k) Company match for the years ended December 31, 2005 and 2004 was $119,360 and $99,249, respectively.

Retiree Medical Benefit Plan

On June 30, 1994, we adopted a plan to provide medical and dental insurance for retirees, their spouses and dependents who, at the time of their retirement, have ten years of service with us and have attained 50 years of age or have attained 45 years of age and have 15 years of service with us. On February 10, 1997, we amended this plan to include employees who "have seven full years of service and have attained 58 years of age." On November 3, 2005, we amended this plan to reverse the 1997 amendment for future retirees and to remove dependents other than spouses from the plan. The coverage is secondary to any government or subsequent employer provided health insurance plans. The annual premium cost to us with respect to the entitled retiree shall not exceed $12,000, subject to an index for inflation. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Act, which went into effect January 1, 2006, provides a 28 percent subsidy for post-65 prescription drug benefits. Our liability assumes our plan is actuarially equivalent under the Act.

The plan is unfunded and has no assets. The following disclosures about changes in the benefit obligation under our plan to provide medical and dental insurance for retirees are as of the measurement date of December 31:

	2006	2005

Accumulated Postretirement Benefit
Obligation at Beginning of Year	$675,334	$546,090

Service Cost	79,381	49,990

Interest Cost	33,786	32,573

Actuarial (Gain)/Loss	(84,879)	57,091

Benefits Paid	(6,795)	(10,410)

Accumulated Postretirement
Benefit Obligation at End of Year	$696,827	$675,334

In accounting for the plan, the assumption made for the discount rate was 5.75 percent and 5.5 percent for the years ended December 31, 2006, and 2005, respectively. The assumed health care cost trend rates in 2006 were 9 percent grading to 6 percent over three years for medical and 3 percent per year for dental. The assumed health care cost trend rates in 2005 were 10.0 percent grading to 6.0 percent over four years and 3.0 percent for dental. The effect on disclosure information of a one percentage point change in the assumed health care cost trend rate for each future year is shown below.

	1% Decrease	Assumed	1% Increase
	in Rates	Rates	in Rates

Aggregated Service and Interest Cost	$93,584	$113,167	$132,289

Accumulated Postretirement Benefit Obligation	$602,552	$696,827	$780,977

The net periodic postretirement benefit cost for the year is determined as the sum of service cost for the year, interest on the accumulated postretirement benefit obligation and amortization of the transition obligation (asset) less previously accrued expenses over the average remaining service period of employees expected to receive plan benefits. The following is the net periodic postretirement benefit cost for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Service Cost	$79,381	$49,990	$60,788

Interest Cost on Accumulated Postretirement
Benefit Obligation	33,786	32,573	26,343

Amortization of Transition Obligation	0	0	0

Amortization of Net (Gain)/Loss	0	0	0

Net Periodic Post Retirement Benefit Cost	$113,167	$82,563	$87,131

The Company estimates the following benefits to be paid in each of the following years:

2007	$16,968
2008	$25,388
2009	$27,093
2010	$24,781
2011	$26,465
2012 through 2016	$162,990

The contribution payable for 2007 is estimated to be $16,968.

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required the Company to recognize the funded status of its retirement benefit plans in the December 31, 2006 statement of assets and liabilities with a corresponding adjustment to net assets. The adjustment to net assets at adoption of $61,527 represents the net unrecognized actuarial gains of $95,145 applicable to the healthcare benefit plan net of $33,618 of unrecognized actuarial losses applicable to the Executive Mandatory Retirement Benefit Plan. Such amounts previously were reflected as a net increase of the plan's funded status in the Company's statement of assets and liabilities pursuant to the provisions of SFAS Nos. 106 and 187. These amounts will be subsequently recognized as net periodic benefit cost pursuant to the Company's historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of net assets. Those amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized at adoption of SFAS No. 158.

The adoption of SFAS No. 158 had no effect on the Company's consolidated statement of operations for the year ended December 31, 2006, or for any prior period presented.

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

Under applicable law prohibiting discrimination in employment on the basis of age, we can impose a mandatory retirement age of 65 for our executives or employees in high policy-making positions only if each employee subject to the mandatory retirement age is entitled to an immediate retirement benefit at retirement age of at least $44,000 per year. The benefits payable at retirement to Mr. Harris and Mr. Melsheimer under our existing 401(k) plan do not equal this threshold. A plan was established to provide the difference between the benefit required under the age discrimination laws and that provided under our existing plans. At December 31, 2006 and 2005, we had accrued $347,075 and $281,656, respectively, for benefits under this plan. At December 31, 2006, $241,836 was accrued for Mr. Melsheimer and $105,239 was accrued for Mr. Harris. Currently, there is no accrual for Mr. Jamison. In 2006, the Company recorded an unrecognized loss in net assets of $33,618 for the Executive Mandatory Retirement Benefit Plan, pursuant to the adoption of SFAS No. 158. The Company also recorded an additional liability of $33,618. On December 31, 2004, Mr. Melsheimer retired pursuant to the Executive Mandatory Retirement Benefit Plan. His annual benefit under the plan is $22,915. Mr. Harris's projected mandatory benefit is $15,458 upon his retirement.

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

During the twelve months ended December 31, 2006, we paid $9,378,520 in federal income taxes. At December 31, 2006, we had $0 accrued for federal, state and local taxes payable by the Company.

We pay federal, state and local taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is taxed as a C Corporation. For the years ended December 31, 2006, 2005 and 2004, our income tax expense (benefit) for Harris & Harris Enterprises, Inc., was $9,475, ($6,411) and $44,509, respectively.

For the years ended December 31, 2006, 2005 and 2004, the Company's income tax (benefit) expense was allocated as follows:

	2006	2005	2004

Investment operations	$0	$0	$0
Realized income on investments	(227,355)	1,530,881	(44,509)
Taxes paid on behalf of shareholders	0	8,122,367	0
Increase (decrease) in unrealized
appreciation on investments	(0)	(1,364,470)	695,126
Total income tax (benefit) expense	$(227,355)	$8,288,778	$650,617

The above tax expense consists of the following:

	2006	2005	2004

Current	$(227,355)	$9,653,248	$(44,509)
Deferred -- Federal	0	(1,364,470)	695,126
Total income tax (benefit) expense	$(227,355)	$8,288,778	$650,617

Continued qualification as a RIC requires us to satisfy certain investment asset diversification requirements in future years. Our ability to satisfy those requirements may not be controllable by us. There can be no assurance that we will qualify as a RIC in subsequent years.

NOTE 8. COMMITMENTS

On April 17, 2003, we signed a seven-year sublease for office space at 111 West 57th Street in New York City. On December 17, 2004, we signed a sublease for additional office space at our current location. The subleases expire on April 29, 2010. Total rent expense for our office space in New York City was $174,625 for 2006, $171,171 in 2005 and $130,518 in 2004. Future minimum sublease payments in each of the following years are: 2007 -- $184,968; 2008 -- $188,598; 2009 -- $192,318; and thereafter, for the remaining term -- $64,301.

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

On November 29, 2006, we filed a registration statement with the SEC on Form N-2 with respect to 4,000,000 shares of our common stock. On December 11, 2006, we filed an amended registration statement with the SEC. After the effective date, the common stock may be sold at prices and on terms to be set forth in one or more supplements to the prospectus from time to time.

In September of 2005, we completed the sale of 3,507,500 shares for gross proceeds of $37,091,813; net proceeds of the offering, after offering costs of $565,246, were $36,526,567. We intend to use, and have been using, the net proceeds of the offering to make new investments in tiny technology as well as follow-on investments in our existing venture capital investments, and for working capital.

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

NOTE 11. SUBSEQUENT EVENTS

In January 2007, the Company issued 189,990 shares of common stock upon the exercise of employee stock options. The Company received proceeds of $1,920,799.

On January 31, 2007, the Company paid the final installment of the 2005 profit-sharing balance to participants totaling $261,661.

On February 2, 2007, we made a $350,877 follow-on investment in a privately held tiny technology portfolio company.

On February 6, 2007, we made a $540,000 follow-on investment in a privately held tiny technology portfolio company.

On February 9, 2007, we made a $500,000 follow-on investment in Solazyme, Inc.

On February 15, 2007, we made a $268,654 follow-on investment in a privately held tiny technology portfolio company.

On February 20, 2007, we made a $1,147,826 new investment in a privately held tiny technology portfolio company.

In February 2007, the Company issued 136,022 shares of common stock upon the exercise of employee stock options. The Company received proceeds of $1,375,180.

Late in the first quarter of 2007, one of our portfolio companies decided to curtail its fund-raising efforts and to move to sell its assets. If this company sold all of its assets, we believe that the aggregate net proceeds to us, if any, for our ownership interest would probably be substantially less than the valuation that we placed on our ownership interest in this company as a going concern at December 31, 2006. At December 31, 2006, we valued our ownership interest in this company at slightly more than one percent of our gross assets.

NOTE 12. SELECTED QUARTERLY DATA (UNAUDITED)

	2006

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total investment income	$804,862	$785,265	$719,619	$719,015

Net operating loss	$(767,743)	$(693,887)	$(2,988,790)	$(3,162,515)

Net increase (decrease) in net
assets resulting from operations	$(1,653,990)	$(1,282,997)	$(2,588,092)	$(6,248,033)

Net (decrease) increase in net
assets resulting from operations
per average outstanding share	$($0.08)	$(0.06)	$(0.12)	$(0.31)

	2005

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total investment income	$260,108	$158,717	$315,374	$801,662
Net operating loss	$(745,590)	$(3,302,094)	$(3,273,797)	$1,851,274
Net increase (decrease) in net
assets resulting from operations	$(2,233,447)	$7,001,847	$7,336,923	$(5,388,947)

Net (decrease) increase in net
assets resulting from operations
per average outstanding share	$(0.13)	$0.41	$0.40	$(0.26)

HARRIS & HARRIS GROUP, INC. FINANCIAL HIGHLIGHTS

	Year Ended	Year Ended	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004

Per Share Operating Performance

Net asset value per share, beginning of year	$5.68	$4.33	$2.95
Net operating (loss) income*	(0.37)	(0.30)	(0.22)
Net realized income (loss) on investments*	0.01	0.77	0.06
Net increase (decrease) in unrealized
appreciation (depreciation) as a
result of sales*		(1.18)	0.06
Net increase (decrease) in unrealized
appreciation (depreciation) on
investments held*	(0.21)	1.07	(0.03)
Total from investment operations*	(0.57)	0.36	(0.13)

Net increase as a result of stock-
based compensation	0.24	0	0
Net increase as a result of proceeds
from exercise of options	0.07	0	0
Net increase as a result of stock
offering	0	0.99	1.51
Total increase from capital
stock transactions	0.31	0.99	1.51

Net asset value per share, end of year	$5.42	$5.68	$4.33

Stock price per share, end of year	$12.09	$13.90	$16.38

Total return based on stock price(1)	(13.0)%	(15.1)%	42.1%

Supplemental Data:

Net assets, end of year	$113,930,303	$117,987,742	$74,744,799

Ratio of expenses to average net assets(1)	9.2%	7.5%	7.4%

Ratio of net operating loss to
average net assets(1)	(6.6)%	(5.8)%	(6.3)%

Cash dividends paid per share	$0.00	$0.00	$0.00

Taxes payable on behalf of shareholders
on the deemed dividend per share	$0	$0.39	$0.00

Number of shares outstanding, end of year	21,015,017	20,756,345	17,248,845

*Based on average shares outstanding.
(1)Not annualized.

The accompanying notes are an integral part of this schedule.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the Securities Exchange Act of 1934 (the "1934 Act")). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures. As of December 31, 2006, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management's Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm, which attests to management's assessment of the Company’s internal control over financial reporting, is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information set forth under the captions "Nominees," "Executive Officers," "Board of Directors and Committees - Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for Annual Meeting of Shareholders to be held May 3, 2007, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "2007 Proxy Statement"), is herein incorporated by reference.

We have adopted a Code of Conduct for Directors and Employees, which also applies to our Chief Executive Officer, Chief Financial Officer, Treasurer and Controller and is posted on our website at http://www.tinytechvc.com/shareholder_information/Code_of_Conduct.html. You may obtain a copy of the Code of Conduct, free of charge, by calling 1-877-TINY-TECH.

The Board of Directors has determined that Dugald A. Fletcher and James E. Roberts are both "Audit Committee Financial Experts" serving on our Audit Committee. Messrs. Fletcher and Roberts are independent as defined under Section 2(a)(19) of the Investment Company Act of 1940 and under the rules of the NASD.

Item 11. Executive Compensation

The information set forth under the captions "Executive Compensation" and "Board of Directors and Committees - Compensation Committee" in the 2007 Proxy Statement is herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption "Principal Shareholders and Ownership by Directors and Executive Officers" in the 2007 Proxy Statement is herein incorporated by reference. The "Equity Compensation Plan Information" chart is set forth under Item 5.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions "Board of Directors and Committees" and "Nominees" in the 2007 Proxy Statement is herein incorporated by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the captions "Audit Committee's Pre-Approval Policies," "Audit Fees," "Audit Related Fees," "Tax Fees" and "All Other Fees" in the 2007 Proxy Statement is herein incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statements Schedules

(a) The following documents are filed as a part of this report:

(1)	Listed below are the financial statements which are filed as part of this report:

•	Consolidated Statements of Assets and Liabilities as of December 31, 2006, and 2005;

•	Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004;

•	Consolidated Statements of Changes in Net Assets for the years ended December 31, 2006, 2005, and 2004;

•	Consolidated Schedule of Investments as of December 31, 2006;

•	Footnote to Consolidated Schedule of Investments;

•	Consolidated Schedule of Investments as of December 31, 2005;

•	Footnote to Consolidated Schedule of Investments;

•	Notes to Consolidated Financial Statements; and

•	Financial Highlights for the years ended December 31, 2006, 2005, and 2004.

(2)	No financial statement schedules are required to be filed herewith because (i) such schedules are not required or (ii) the information has been presented in the above financial statements.

(3)	The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

3.1(a)	Restated Certificate of Incorporation of Harris & Harris Group, Inc., dated September 23, 2005, incorporated by reference as Exhibit 99 to Form 8-K filed on September 27, 2005.

3.1(b)
Certificate of Amendment of the Certificate of Incorporation of Harris & Harris Group, Inc., dated May 19, 2006, incorporated by reference as Exhibit 3.1 to the Company's Form 10-Q filed on August 9, 2006.

3.1(c)	Restated By-laws, incorporated by reference as Exhibit B to Pre-Effective Amendment No.1 to the Company's Registration Statement on Form N-2 (333-112862) filed on March 22, 2004.

4.1	Form of Specimen Certificate of Common Stock, incorporated by reference to Exhibit D to the Company's Registration Statement on Form N-2 (333-138996) filed November 29, 2006.

10.1
Harris & Harris Group, Inc. Custodian Agreement with JP Morgan, incorporated by reference as Exhibit J to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form N-2 (File No. 333-112862) filed on March 22, 2004.

10.2
Severance Compensation Agreement by and between the Company and Charles E. Harris dated August 15, 1990, incorporated by reference as Exhibit I(4) to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form N-2 (File No. 333-112862) filed on March 22, 2004.

10.3
Form of Indemnification Agreement which has been established with all directors and executive officers of the Company, incorporated by reference as Exhibit I(7) to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form N-2 (File No. 333-112862) filed on March 22, 2004.

10.4
Amended and Restated Employment Agreement by and between Harris & Harris Group, Inc. and Charles E. Harris, dated October 14, 2004, incorporated by reference as Exhibit 10.2 to the Company's Form 8-K filed on October 15, 2004.

10.5	Deferred Compensation Agreement, incorporated by reference as Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 2004, filed on March 16, 2005.

10.6	Amendment No. 4 to Deferred Compensation Agreement, incorporated by reference as Exhibit 10 to the Company's Form 10-Q filed on August 9, 2006.

10.7	Amendment No. 2 to Deferred Compensation Agreement, incorporated by reference as Exhibit 10.1 to the Company's Form 8-K filed on October 15, 2004.

10.8	Amendment No. 1 to Deferred Compensation Agreement, incorporated by reference as Exhibit 10.2 to the Company's Form 10-Q filed on May 14, 2003.

10.9
Trust Under Harris & Harris Group, Inc., Deferred Compensation Agreement, incorporated by reference as Exhibit I(12) to the Company's Registration Statement on Form N-2 (File No. 333-138996) filed on November 29, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRIS & HARRIS GROUP, INC.

Date: March 15, 2007	By:	/s/ Charles E. Harris
Charles E. Harris
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Charles E. Harris	Chairman of the Board	March 15, 2007
Charles E. Harris	and Chief Executive Officer

/s/ Douglas W. Jamison	President, Chief Operating	March 15, 2007
Douglas W. Jamison	Officer, and Chief Financial Officer

/s/ Patricia N. Egan	Chief Accounting Officer	March 15, 2007
Patricia N. Egan	and Senior Controller

/s/ W. Dillaway Ayres, Jr.	Director	March 15, 2007
W. Dillaway Ayres, Jr.

/s/ C. Wayne Bardin	Director	March 15, 2007
C. Wayne Bardin

/s/ Phillip A. Bauman	Director	March 15, 2007
Phillip A. Bauman

/s/ G. Morgan Browne	Director	March 15, 2007
G. Morgan Browne

/s/ Dugald A. Fletcher	Director	March 15, 2007
Dugald A. Fletcher

/s/ Kelly S. Kirkpatrick	Director	March 15, 2007
Kelly S. Kirkpatrick

/s/ Mark A. Parsells	Director	March 15, 2007
Mark A. Parsells

/s/ Lori D. Pressman	Director	March 15, 2007
Lori D. Pressman

/s/ Charles E. Ramsey	Director	March 15, 2007
Charles E. Ramsey

/s/ James E. Roberts	Director	March 15, 2007
James E. Roberts

Director
Richard P. Shanley

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