Form 10-Q
period 2007-03-31
HARRIS & HARRIS GROUP INC /NY/
filed 2007-05-10
CIK 893739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2007
Common Stock, $0.01 par value per share	21,341,029 shares

Harris & Harris Group, Inc.
Form 10-Q, March 31, 2007

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

The information furnished in the accompanying consolidated financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim period presented.

Harris & Harris Group, Inc.® (the "Company," "us," "our" and "we"), is an internally managed venture capital company that has operated as a business development company under the Investment Company Act of 1940 (the "1940 Act"). Certain information and disclosures normally included in the consolidated financial statements in accordance with Generally Accepted Accounting Principles have been condensed or omitted as permitted by Regulation S-X and Regulation S-K. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006, contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Because of the specialized nature of our investment portfolio, we generally can satisfy the diversification requirements under Subchapter M of the Code if we receive a certification from the Securities and Exchange Commission (“SEC”) that we are "principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available."

On June 16, 2006, we received SEC certification for 2005, permitting us to qualify for RIC treatment for 2005 (as we had for the years 1999 through 2004) pursuant to Section 851(e) of the Code. Although the SEC certification for 2005 was issued, there can be no assurance that we will qualify for or receive such certification for subsequent years (to the extent we need additional certification as a result of changes in our portfolio) or that we will actually qualify for Subchapter M treatment in subsequent years. In addition, under certain circumstances, even if we qualified for Subchapter M treatment in a given year, we might take action in a subsequent year to ensure that we would be taxed in that subsequent year as a C Corporation, rather than as a RIC. On March 29, 2007, we filed for RIC certification under Section 851(e) of the Code for 2006, although we qualified as a RIC in 2006 without such certification.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Investments, at value (Cost: $125,055,760 at 3/31/07,
$121,331,398 at 12/31/06)	$112,410,877	$112,323,978
Cash and cash equivalents	550,452	2,071,788
Restricted funds	2,258,665	2,149,785
Receivable from broker	0	819,905
Interest receivable	563,375	625,372
Prepaid expenses	427,580	10,945
Other assets	297,754	326,817
Total assets	$116,508,703	$118,328,590

LIABILITIES & NET ASSETS

Accounts payable and accrued liabilities	$3,906,008	$4,115,300
Accrued profit sharing (Note 5)	0	261,661
Deferred rent	19,626	21,326
Current taxes payable	56,767	0
Total liabilities	3,982,401	4,398,287

Net assets	$112,526,302	$113,930,303

Net assets are comprised of:
Preferred stock, $0.10 par value,
2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares authorized at
3/31/07 and 12/31/06; 23,169,769 issued at 3/31/07 and
22,843,757 issued at 12/31/06	231,698	228,438
Additional paid-in capital (Note 8)	134,784,100	129,801,201
Accumulated net realized loss	(6,500,609)	(3,747,912)
Accumulated unrealized depreciation of investments	(12,644,883)	(9,007,420)
Unrecognized net gain on retirement benefit plans	61,527	61,527
Treasury stock, at cost (1,828,740 shares at 3/31/07 and
1,828,740 shares at 12/31/06)	(3,405,531)	(3,405,531)

Net assets	$112,526,302	$113,930,303

Shares outstanding	21,341,029	21,015,017

Net asset value per outstanding share	$5.27	$5.42

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Investment income:
Interest from:
Fixed income securities	$652,498	$802,362
Miscellaneous income	0	2,500
Total investment income	652,498	804,862

Expenses:
Salaries, benefits and stock-based
Compensation (Note 4)	2,534,766	786,361
Administration and operations	380,865	322,449
Professional fees	182,195	289,887
Rent	59,507	61,238
Directors' fees and expenses	141,196	85,902
Depreciation	15,313	16,768
Custodian fees	5,774	10,000
Total expenses	3,319,616	1,572,605

Net operating loss	(2,667,118)	(767,743)

Net realized gain (loss) from investments:
Realized (loss) gain from investments	(674)	11,953
Income tax expense (Note 7)	84,905	9,606
Net realized (loss) gain from investments	(85,579)	2,347

Net realized loss	(2,752,697)	(765,396)

Net increase in unrealized depreciation
on investments:
Change as a result of investment sales	0	0
Change on investments held	(3,637,463)	(888,594)
Change in unrealized depreciation on investments	(3,637,463)	(888,594)
Net increase in unrealized depreciation
on investments	(3,637,463)	(888,594)

Net decrease in net assets resulting
from operations:
Total	$(6,390,160)	$(1,653,990)

Per average basic and diluted outstanding share	$(0.30)	$(0.08)

Average outstanding shares	21,277,576	20,756,345

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006

Cash flows used in operating activities:
Net decrease in net assets resulting from operations	$(6,390,160)	$(1,653,990)
Adjustments to reconcile net decrease in net assets
resulting from operations to net cash used in
operating activities:
Net realized and unrealized loss on investments	3,638,137	876,641
Depreciation and amortization	(65,730)	(295,811)
Stock-based compensation expense	1,690,181	0

Changes in assets and liabilities:
Restricted funds	(108,880)	(170,644)
Receivable from portfolio company	0	75,000
Interest receivable	61,997	(316,696)
Receivable from broker	819,905	0
Prepaid expenses	(416,635)	(449,037)
Other assets	(10,191)	0
Accounts payable and accrued liabilities	(209,292)	236,796
Accrued profit sharing	(261,661)	(1,897,072)
Deferred rent	(1,700)	(1,701)
Current income tax liability	80,795	(8,282,830)

Net cash used in operating activities	(1,173,234)	(11,879,344)

Cash flows from investing activities:
Purchase of short-term investments
and marketable securities	(10,952,109)	(67,883,929)
Sale of short-term investments and marketable securities	12,165,656	92,418,871
Investment in private placements and loans	(4,857,357)	(9,412,764)
Proceeds from sale of investments	0	20,688
Purchase of fixed assets	(270)	(5,989)

Net cash (used in) provided by investing activities	(3,644,080)	15,136,877

Cash flows from financing activities:
Proceeds from stock option exercises (Note 4)	3,295,978	0

Net cash provided by financing activities	3,295,978	0

Net (decrease) increase in cash and cash equivalents:
Cash and cash equivalents at beginning of the period	2,071,788	1,213,289
Cash and cash equivalents at end of the period	550,452	4,470,822

Net (decrease) increase in cash and cash equivalents	$(1,521,336)	$3,257,533

Supplemental disclosures of cash flow information:
Income taxes paid	$10,252	$8,291,973

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended	Year Ended
	March 31, 2007	December 31, 2006
	(Unaudited)
Changes in net assets from operations:

Net operating loss	$(2,667,118)	$(7,612,935)
Net realized (loss) gain on investments	(85,579)	258,693
Net increase in unrealized depreciation
on investments held	(3,637,463)	(4,418,870)

Net decrease in net assets resulting
from operations	(6,390,160)	(11,773,112)

Changes in net assets from capital
stock transactions:

Issuance of common stock upon the
exercise of stock options	3,260	2,587
Additional paid-in capital on common
stock issued	3,292,718	2,612,603
Stock-based compensation expense	1,690,181	5,038,956

Net increase in net assets resulting from
capital stock transactions	4,986,159	7,654,146

Changes in net assets from adoption
of SFAS No. 158	0	61,527

Net decrease in net assets	(1,404,001)	(4,057,439)

Net assets:

Beginning of the period	113,930,303	117,987,742

End of the period	$112,526,302	$113,930,303

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2007
(Unaudited)

	Method of		Shares/
	Valuation (3)		Principal	Value

Investments in Unaffiliated Companies (6)(7) - 15.97% of net assets

Private Placement Portfolio (Illiquid) - 15.97% of net assets

AlphaSimplex Group, LLC (2) — Investment management company
headed by Dr. Andrew W. Lo, holder of the Harris & Harris Group
Chair at MIT
Limited Liability Company Interest	(B	)	—	$11,036

Exponential Business Development Company (1)(2) —
Venture capital partnership focused on early stage companies
Limited Partnership Interest	(B	)	—	0

Molecular Imprints, Inc. (1)(2) — Manufacturing nanoimprint
lithography capital equipment
Series B Convertible Preferred Stock	(A	)	1,333,333	2,000,000
Series C Convertible Preferred Stock	(A	)	1,250,000	2,500,000
Warrants at $2.00 expiring 12/31/11	(B	)	125,000	0
				4,500,000

Nanosys, Inc. (1)(2)(5) — Developing zero and one-dimensional inorganic nanometer-scale materials and devices
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
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2007
(Unaudited)

	Method of		Shares/
	Valuation (3)		Principal	Value
Investments in Unaffiliated Companies (6)(7) - 15.97% of net assets (cont.)

Private Placement Portfolio (Illiquid) - 15.97% of net assets (cont.)

NeoPhotonics Corporation (1)(2) — Developing and manufacturing optical devices and components
Common Stock	(C	)	716,195	$133,141
Series 1 Convertible Preferred Stock	(C	)	1,831,256	1,831,256
Series 2 Convertible Preferred Stock	(C	)	741,898	741,898
Series 3 Convertible Preferred Stock	(C	)	2,750,000	2,750,000
Warrants at $0.15 expiring 01/26/10	(C	)	16,364	164
Warrants at $0.15 expiring 12/05/10	(C	)	14,063	140
				5,456,599

Polatis, Inc. (1)(2)(5)(10) — Developing MEMS-based optical
networking components
Series A-1 Convertible Preferred Stock	(B	)	16,775	0
Series A-2 Convertible Preferred Stock	(B	)	71,611	320,282
Series A-4 Convertible Preferred Stock	(B	)	4,774	21,353
Series A-5 Convertible Preferred Stock	(B	)	5,491	45,127

				386,762

Total Unaffiliated Private Placement Portfolio (cost: $18,106,450)				$17,970,922

Total Investments in Unaffiliated Companies (cost: $18,106,450)				$17,970,922

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2007
(Unaudited)

	Method of		Shares/
	Valuation (3)		Principal	Value
Investments in Non-Controlled Affiliated Companies (6)(8) - 30.39% of net assets

Private Placement Portfolio (Illiquid) - 30.39% of net assets

Adesto Technologies Corporation (1)(2)(4)(5) — Developing
semiconductor-related products enabled at the nanoscale
Series A Convertible Preferred Stock	(A	)	3,416,149	$1,147,826

BridgeLux, Inc. (1)(2)(11) — Manufacturing high-power light
emitting diodes
Series B Convertible Preferred Stock	(A	)	1,861,504	1,000,000
Secured Convertible Bridge Note (including interest)	(A	)	$350,877	355,398
				1,355,398

Cambrios Technologies Corporation (1)(2)(5) — Developing
nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock	(C	)	1,294,025	1,294,025
Series C Convertible Preferred Stock	(C	)	1,300,000	1,300,000
				2,594,025

Chlorogen, Inc. (1)(2)(5) — Developing patented chloroplast
technology to produce plant-made proteins
Series A Convertible Preferred Stock	(B	)	4,478,038	0
Series B Convertible Preferred Stock	(B	)	2,077,930	0
Secured Convertible Bridge Note (including interest)	(B	)	$221,438	0
				0

Crystal IS, Inc. (1)(2)(5) — Developing single-crystal
aluminum nitride substrates for optoelectronic devices
Series A Convertible Preferred Stock	(C	)	391,571	305,425
Series A-1 Convertible Preferred Stock	(C	)	1,300,376	1,014,294
Warrants at $0.78 expiring 05/05/2013	(B	)	15,231	0
Warrants at $0.78 expiring 05/12/2013	(B	)	2,350	0
Warrants at $0.78 expiring 08/08/2013	(B	)	4,396	0
				1,319,719

CSwitch, Inc. (1)(2)(5) — Developing next-generation, system-on-
a-chip solutions for communications-based platforms
Series A-1 Convertible Preferred Stock	(C	)	6,700,000	3,350,000

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2007
(Unaudited)

	Method of		Shares/
	Valuation (3)		Principal	Value

Investments in Non-Controlled Affiliated Companies (6)(8) - 30.39% of net assets (cont.)

Private Placement Portfolio (Illiquid) - 30.39% of net assets (cont.)

D-Wave Systems, Inc. (1)(2)(5)(13) — Developing high-
performance quantum computing systems
Series B Convertible Preferred Stock	(A	)	2,000,000	$1,734,600
Warrants at $0.85 expiring 10/19/07	(B	)	1,800,000	0
				1,734,600

Innovalight, Inc. (1)(2)(5) - Developing renewable energy
products enabled by silicon-based nanomaterials
Series B Convertible Preferred Stock	(A	)	16,666,666	2,500,000

Kereos, Inc. (1)(2)(5) — Developing emulsion-based imaging
agents and targeted therapeutics to image and treat cancer
and cardiovascular disease
Series B Convertible Preferred Stock	(A	)	545,456	1,500,000

Kovio, Inc. (1)(2)(5) — Developing semiconductor products
using printed electronics and thin-film technologies
Series C Convertible Preferred Stock	(A	)	2,500,000	3,000,000

Mersana Therapeutics, Inc. (1)(2)(5)(12) — Developing advanced polymers for drug delivery
Series A Convertible Preferred Stock	(C	)	68,452	136,904
Series B Convertible Preferred Stock	(C	)	616,500	1,233,000
Warrants at $2.00 expiring 10/21/10	(B	)	91,625	0
				1,369,904

Metabolon, Inc. (1)(2)(5) - Discovering biomarkers through
the use of metabolomics
Series B Convertible Preferred Stock	(A	)	2,173,913	2,500,000

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2007
(Unaudited)

	Method of		Shares/
	Valuation (3)		Principal	Value
Investments in Non-Controlled Affiliated Companies (6)(8) - 30.39% of net assets (cont.)

Private Placement Portfolio (Illiquid) - 30.39% of net assets (cont.)

NanoGram Corporation (1)(2)(5) — Developing a broad suite of intellectual property utilizing nanoscale materials
Series I Convertible Preferred Stock	(C	)	63,210	$64,259
Series II Convertible Preferred Stock	(C	)	1,250,904	1,271,670
Series III Convertible Preferred Stock	(C	)	1,242,144	1,262,764
				2,598,693

Nanomix, Inc. (1)(2)(5) — Producing nanoelectronic sensors that integrate carbon nanotube electronics with silicon microstructures
Series C Convertible Preferred Stock	(B	)	9,779,181	330,228

NanoOpto Corporation (1)(2)(5) — Manufacturing discrete and integrated optical communications sub-components on a chip by utilizing nano manufacturing and nano coating technology
Series A-1 Convertible Preferred Stock	(B	)	267,857	0
Series B Convertible Preferred Stock	(B	)	3,819,935	0
Series C Convertible Preferred Stock	(B	)	1,932,789	0
Series D Convertible Preferred Stock	(B	)	1,397,218	49,121
Secured Convertible Bridge Note (including interest)	(B	)	268,654	537,308
Warrants at $0.4359 expiring 03/15/10	(B	)	193,279	0
				586,429

Nextreme Thermal Solutions, Inc. (1)(2)(5) — Developing thin-film thermoelectric devices for cooling and energy conversion
Series A Convertible Preferred Stock	(C	)	1,750,000	1,750,000

Questech Corporation (1)(2) — Manufacturing and marketing
proprietary metal and stone decorative tiles
Common Stock	(B	)	655,454	905,050
Warrants at $1.50 expiring 11/21/07	(B	)	3,750	0
Warrants at $1.50 expiring 11/19/08	(B	)	5,000	0
Warrants at $1.50 expiring 11/19/09	(B	)	5,000	0
				905,050

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2007
(Unaudited)

	Method of		Shares/
	Valuation (3)		Principal	Value
Investments in Non-Controlled Affiliated Companies (6)(8) - 30.39% of net assets (cont.)

Private Placement Portfolio (Illiquid) - 30.39% of net assets (cont.)

Solazyme, Inc. (1)(2)(5) — Developing energy-harvesting
machinery of photosynthetic microbes to produce industrial
and pharmaceutical molecules
Series A Convertible Preferred Stock	(C	)	988,204	$385,400
Series B Convertible Preferred Stock	(C	)	495,246	500,000
				885,400

Starfire Systems, Inc. (1)(2)(5) — Producing ceramic-forming polymers
Common Stock	(A	)	375,000	150,000
Series A-1 Convertible Preferred Stock	(C	)	600,000	600,000
				750,000

Xradia, Inc. (1)(2) - Designing, manufacturing and selling ultra high resolution 3D x-ray microscopes and fluorescence imaging systems.
Series D Convertible Preferred Stock	(A	)	3,121,099	4,000,000

Zia Laser, Inc. (1)(2)(5) — Developing quantum dot semiconductor lasers
Series C Convertible Preferred Stock	(B	)	1,500,000	15,000

Total Non-Controlled Private Placement Portfolio (cost: $44,432,534)				$34,192,272

Total Investments in Non-Controlled Affiliated Companies (cost: $44,432,534)				$34,192,272

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2007
(Unaudited)

	Method of		Shares/
	Valuation (3)		Principal	Value
Investments in Controlled Affiliated Companies (6)(9) - 2.25% of net assets

Private Placement Portfolio (Illiquid) - 2.25% of net assets

Evolved Nanomaterial Sciences, Inc. (1)(2)(5) -- Developing
nanoscale-enhanced approaches for the resolution of
chiral molecules
Series A Convertible Preferred Stock	(B	)	5,870,021	$1,571,719

SiOnyx, Inc. (1)(2)(5) -- Developing silicon-based
optoelectronic products enabled by its proprietary "Black Silicon"
Series A Convertible Preferred Stock	(C	)	233,499	70,050
Series A-1 Convertible Preferred Stock	(C	)	2,966,667	890,000
				960,050

Total Controlled Private Placement Portfolio (cost: $4,440,000)				$2,531,769

Total Investments in Controlled Affiliated Companies (cost: $4,440,000)				$2,531,769

U.S. Government and Agency Securities - 51.29% of net assets

U.S. Treasury Bill -- due date 4/12/07	(J	)	1,000,000	998,620
U.S. Treasury Notes -- due date 11/30/07, coupon 4.25%	(H	)	6,500,000	6,468,540
U.S. Treasury Notes -- due date 02/15/08, coupon 3.375%	(H	)	9,000,000	8,880,120
U.S. Treasury Notes -- due date 05/15/08, coupon 3.75%	(H	)	9,000,000	8,892,810
U.S. Treasury Notes -- due date 09/15/08, coupon 3.125%	(H	)	5,000,000	4,886,500
U.S. Treasury Notes -- due date 01/15/09, coupon 3.25%	(H	)	3,000,000	2,927,940
U.S. Treasury Notes -- due date 02/15/09, coupon 4.50%	(H	)	5,100,000	5,086,434
U.S. Treasury Notes -- due date 04/15/09, coupon 3.125%	(H	)	3,000,000	2,914,350
U.S. Treasury Notes -- due date 07/15/09, coupon 3.625%	(H	)	3,000,000	2,938,470
U.S. Treasury Notes -- due date 10/15/09, coupon 3.375%	(H	)	3,000,000	2,915,400
U.S. Treasury Notes -- due date 01/15/10, coupon 3.625%	(H	)	3,000,000	2,927,940
U.S. Treasury Notes -- due date 04/15/10, coupon 4.00%	(H	)	3,000,000	2,954,070
U.S. Treasury Notes -- due date 07/15/10, coupon 3.875%	(H	)	3,000,000	2,942,460
U.S. Treasury Notes -- due date 10/15/10, coupon 4.25%	(H	)	2,000,000	1,982,260

Total Investments in U.S. Government and Agency Securities (cost: $58,076,776)				$57,715,914

Total Investments (cost: $125,055,760)				$112,410,877

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2007
(Unaudited)

Notes to Consolidated Schedule of Investments

(1)	Represents a non-income producing security. Equity investments that have not paid dividends within the last 12 months are considered to be non-income producing.

(2)	Legal restrictions on sale of investment.

(3)	See Footnote to Schedule of Investments for a description of the Valuation Procedures.

(4)	Initial investment was made during 2007.

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

(7)
The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $18,106,450. The gross unrealized appreciation based on the tax cost for these securities is $1,732,194. The gross unrealized depreciation based on the tax cost for these securities is $1,867,722.

(8)
The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $44,432,534. The gross unrealized appreciation based on the tax cost for these securities is $333,269. The gross unrealized depreciation based on the tax cost for these securities is $10,573,531.

(9)
The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $4,440,000. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $1,908,231.

(10)	Continuum Photonics, Inc., merged with Polatis, Ltd., to form Polatis, Inc.

(11)	BridgeLux, Inc., was previously named eLite Optoelectronics, Inc.

(12)	Mersana Therapeutics, Inc., was previously named Nanopharma Corp.

(13)
D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave Systems, Inc., through D-Wave USA, a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. Refer to Note 3 "Significant Accounting Policies."

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

Our Valuation Committee, comprised of all of our independent Board members, is responsible for reviewing and approving the valuation of our assets within the guidelines established by the Board of Directors.

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

As of March 31, 2007, we do not have any investments in intellectual property or patents or research and development in technologies or products.

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

All Other Investments

K. All other investments are reported at fair value as determined in good faith by the Valuation Committee. As of March 31, 2007, we do not have any of these investments.

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

We elected to become a BDC on July 26, 1995, after receiving the necessary shareholder approvals. From September 30, 1992, until the election of BDC status, we operated as a closed-end, non-diversified investment company under the 1940 Act. Upon commencement of operations as an investment company, we revalued all of our assets and liabilities in accordance with the 1940 Act. Prior to September 30, 1992, we were registered and filed under the reporting requirements of the Securities and Exchange Act of 1934 as an operating company and, while an operating company, operated directly and through subsidiaries.

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

We filed for the 1999 tax year to elect treatment as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code") and qualified for the same treatment for the years 2000 through 2005 pursuant to Section 851(e) of the Code. On March 29, 2007, we filed for RIC certification under Section 851(e) of the Code for 2006, although we qualified as a RIC for 2006 without such certification. However, there can be no assurance that we will qualify as a RIC for 2007 or subsequent years. In addition, under certain circumstances, even if we qualified for Subchapter M treatment for a given year, we might take action in a subsequent year to ensure that we would be taxed in that subsequent year as a C Corporation, rather than as a RIC. As a RIC, we must, among other things, distribute at least 90 percent of our investment company taxable income and may either distribute or retain our realized net capital gains on investments.

NOTE 2. INTERIM FINANCIAL STATEMENTS

Our interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and in conformity with generally accepted accounting principles applicable to interim financial information. Accordingly, they do not include all information and disclosures necessary for a presentation of our financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities as of March 31, 2007 and December 31, 2006, and the reported amounts of revenues and expenses for the three months ended March 31, 2007 and 2006. The most significant estimates relate to the fair valuations of certain of our investments. Actual results could differ from these estimates.

Cash and Cash Equivalents. Cash and cash equivalents include money market instruments with maturities of less than three months.

Portfolio Investment Valuations. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the SEC. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") At March 31, 2007, our financial statements include private venture capital investments valued at $54,694,963, the fair values of which were determined in good faith by, or under the direction, of the Board of Directors. Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material.

Foreign Currency Translation. The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. At March 31, 2007, included in the unrealized loss on investments was $15,947 resulting from foreign currency translation.

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

Stock-Based Compensation. The Company has a stock-based employee compensation plan. The Company accounts for the plan in accordance with the provisions of SFAS No. 123(R), "Share-Based Payment." See Note 4 for further discussion.

Income Taxes. Prior to our conversion to a RIC in 1999, our taxes were accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109.

We pay federal, state and local income taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, which is a C corporation. (See "Note 7. Income Taxes.")

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this Statement on January 1, 2007, which had no effect on the Company's financial statements. The Company recognizes interest and penalties in income tax expense. See Note 7 for further discussion.

Restricted Funds. The Company maintains a rabbi trust for the purposes of accumulating funds to satisfy the obligations incurred by us for the Supplemental Executive Retirement Plan ("SERP") under the employment agreement with Charles E. Harris.

Property and Equipment. Property and equipment are included in "Other Assets" and are carried at cost, less accumulated depreciation of $289,880. Depreciation is provided using the straight-line method over the estimated useful lives of the premises and equipment.

Recent Accounting Pronouncements. In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 would allow the Company an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 is effective prospectively for fiscal years beginning after November 15, 2007. The Company is currently evaluating this Statement. However, as investments are carried at fair value, the Company does not anticipate that this statement will have a significant impact on the consolidated financial statements.

NOTE 4. STOCK-BASED COMPENSATION

On March 23, 2006, the Board of Directors of the Company voted to terminate the Employee Profit-Sharing Plan and establish the Harris & Harris Group, Inc. 2006 Equity Incentive Plan (the “Stock Plan”), subject to shareholder approval. This proposal was approved at the May 4, 2006, Annual Meeting of Shareholders. The Stock Plan provides for the grant of equity-based awards of stock options and restricted stock (subject to receipt of an exemption order described below) to our directors, officers and employees who are selected by our Compensation Committee for participation in the plan and subject to compliance with the 1940 Act.

On July 11, 2006, the Company filed an application with the SEC regarding certain provisions of the Stock Plan. In the event that the SEC provides the exemptive relief requested by the application and we receive any additional stockholder approval required by the SEC, the Compensation Committee may, in the future, authorize awards under the Stock Plan to certain former officers of the Company, non-employee directors of the Company, authorize grants of restricted stock and adjust the exercise price of options to reflect taxes paid for deemed dividends.

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

The Company accounts for the Stock Plan in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment,” which requires that we determine the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, and record these amounts as an expense in the Statement of Operations over the vesting period with a corresponding increase to our additional paid-in capital. At March 31, 2007, the increase to our operating expenses was offset by the increase to our additional paid-in capital, resulting in no net impact to our net asset value. Additionally, the Company does not record the tax benefits associated with the expensing of stock options because the Company intends to qualify as a RIC under Subchapter M of the Code.

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

For the three months ended March 31, 2007, the Company recognized $1,690,181 of compensation expense in the Consolidated Statements of Operations. As of March 31, 2007, there was approximately $8,393,087 of unrecognized compensation cost related to unvested stock option awards. This cost is expected to be recognized over a weighted-average period of approximately 1.86 years.

For the three months ended March 31, 2007, a total of 326,012 shares were exercised for total proceeds to the Company of $3,295,978.

For the three months ended March 31, 2007, the calculation of the net decrease in net assets resulting from operations per share excludes the stock options because such options were anti-dilutive. The options may be dilutive in future periods in which there is a net increase in net assets resulting from operations in the event that there is a significant increase in the average stock price in the stock market or significant decreases in the amount of unrecognized compensation cost.

A summary of the changes in outstanding stock options is as follows:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining	Aggregate
		Exercise	Grant Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (Yrs)	Value

Options Outstanding at January 1, 2007	3,699,611	$10.11	$4.43
Granted	-	-	-
Exercised	326,012	$10.11	$1.74		$916,094
Forfeited or Expired	- .
Options Outstanding at March 31, 2007	3,373,599	$10.11	$4.68	4.76	$9,479,813
Options Exercisable at March 31, 2007	741,017	$10.11	$3.71	3.84	$2,082,258
Options Exercisable and Expected to be Exercisable at March 31, 2007	3,007,610	$10.11	$4.63	4.71	$8,451,384

The aggregate intrinsic value in the table above is calculated as the difference between the Company's closing stock price of $12.92 on the last trading day of the first quarter of 2007 and the exercise price, multiplied by the number of in-the-money options. This represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders fully vested and exercised their awards on March 31, 2007.

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

As soon as practicable following the year-end, the Compensation Committee determined whether, and if so how much, qualifying income existed for a plan year. Approximately, 90 percent of the amount determined by the Compensation Committee was then paid out to Plan participants pursuant to the distribution percentages set forth in the 2002 Plan. The remaining payment was paid out after we finalized our tax returns for that plan year.

At March 31, 2007, and December 31, 2006, we accrued $0 and $261,661, respectively, for profit sharing. On March 1, 2006, the Company paid $1,897,072 to plan participants (employees and former employees), which represented approximately 90 percent of the total estimated profit-sharing payment for 2005. The balance of $261,661 was paid on January 31, 2007, upon finalization of our tax returns.

As discussed in Note 4, subject to receiving exemptive relief from the SEC, the Company may permit certain former officers of the Company to be participants of the Stock Plan. Alternatively, the SEC may provide relief which would permit us to pay out the remainder, if any, of the former officers' grandfathered participations under the terminated 2002 Plan.

NOTE 6. DISTRIBUTABLE EARNINGS

As of December 31, 2006, and March 31, 2007, there were no distributable earnings. The difference between the book basis and tax basis components of distributable earnings is primarily nondeductible deferred compensation and net operating losses.

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

We adopted FIN 48 as of January 1, 2007, the beginning of our fiscal year. As of January 1, 2007, we had unrecognized tax benefits of $0 and did not record any cumulative effect adjustment to net assets as a result of adopting FIN 48.

For federal tax purposes, the Company’s 2003 through 2006 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the Company’s 2002 through 2006 tax years remain open for examination by the tax authorities under a four year statute of limitations.

During the first quarter of 2007, we paid $9,455 in federal income taxes. At March 31, 2007, we had $74,454 accrued for interest and penalties.

We pay federal, state and local taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is taxed as a C Corporation. For the three months ended March 31, 2007, and 2006, our income tax expense (benefit) for Harris & Harris Enterprises, Inc., was $0 and $9,606, respectively.

Continued qualification as a RIC requires us to satisfy certain investment asset diversification requirements in future years. Our ability to satisfy those requirements may not be controllable by us. There can be no assurance that we will qualify as a RIC in subsequent years.

NOTE 8. CAPITAL TRANSACTIONS

On November 29, 2006, we filed a registration statement with the SEC on Form N-2 with respect to 4,000,000 shares of our common stock. On December 11, 2006, and on April 23, 2007, we filed amended registration statements with the SEC. After the effective date, the common stock may be sold at prices and on terms to be set forth in one or more supplements to the prospectus from time to time.

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

NOTE 9. SUBSEQUENT EVENTS

On April 26, 2007, we made a $233,918 follow-on investment in a privately held tiny technology portfolio company.

On April 30, 2007, we made a $680,240 follow-on investment in a privately held tiny technology portfolio company.

On May 3, 2007, we made an $800,000 new investment in a privately held tiny technology portfolio company.

HARRIS & HARRIS GROUP, INC.
FINANCIAL HIGHLIGHTS
(Unaudited)

	Three Months Ended March 31
	2007	2006
Per Share Operating Performance
Net asset value per share, beginning of period	$5.42	$5.68

Net operating loss*	(0.13)	(0.04)

Net realized income (loss) on investments*	0	0

Net increase in unrealized depreciation
as a result of sales*	0	0

Net increase in unrealized depreciation
on investments held*	(0.17)	(0.04)

Total from investment operations*	(.30)	(0.08)

Net increase as a result of stock-based compensation	0.08	0

Net increase as a result of proceeds from exercise
of options	0.07	0

Total increase from capital stock transactions	0.15	0

Net asset value per share, end of period	$5.27	$5.60

Stock price per share, end of period	$12.92	$13.95

Total return based on stock price (1)	6.87%	0.36%

Supplemental Data:

Net assets, end of period	$112,526,302	$116,333,752

Ratio of expenses to average net assets (1)	2.9%	1.3%

Ratio of net operating loss to average net assets (1)	(2.4)%	(0.7%)

Cash dividends paid per share	$0	$0

Deemed dividend per share	$0	$0

Number of shares outstanding, end of period	21,341,029	20,756,345

*Based on Average Shares Outstanding.

(1) Not Annualized

The accompanying notes are an integral part of this schedule.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the Company's unaudited March 31, 2007 Consolidated Financial Statements and the Company's audited 2006 Consolidated Financial Statements and notes thereto.

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

Throughout our corporate history, we have made early stage venture capital investments in a variety of industries. We define venture capital investments as investments in start-up firms and small businesses with exceptional growth potential. We have invested a substantial portion of our assets in venture capital investments of private, development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth, have little or no history of operations and are developing unproven technologies. At March 31, 2007, $54,694,963, or 48.61 percent, of our net assets at fair value consisted of private venture capital investments, net of unrealized depreciation of $12,284,021. At December 31, 2006, $53,667,831, or 47.1 percent, of our net assets at fair value consisted of private venture capital investments, net of unrealized depreciation of $8,450,969.

Since our investment in Otisville in 1983 through March 31, 2007, we have made a total of 74 venture capital investments, including four private placement investments in securities of publicly traded companies. We have sold 44 of these 74 investments, realizing total proceeds of $143,614,382 on our invested capital of $51,229,202. As measured from first dollar in to last dollar out, the average and median holding periods for these 44 investments were 3.63 years and 3.19 years, respectively. As measured by the 149 separate rounds of investment within these 44 investments, the average and median holding periods for the 149 separate rounds of investment were 2.84 years and 2.44 years, respectively.

In 1994, we made our first tiny technology investment. From August 2001 through March 31, 2007, all 32 of our initial investments have been in tiny technology. From August 2001 through March 31, 2007, we have invested a total (before any subsequent write-ups, write-downs or dispositions) of $70,897,446 in tiny technology.

The following is a summary of our initial and follow-on investments in tiny technology from 2001 to the present. We consider a "round led" to be a round where we were the new investor or the leader of a set of new investors in an investee company. Typically, but not always, the lead investor negotiates the price and terms of a deal with the investee company.

	2001	2002	2003	2004	2005	2006	2007

Total Incremental Investments	$489,999	$6,240,118	$3,812,600	$14,837,846	$16,251,339	$24,408,187	$4,857,357
No. of New Investments	1	7	5	8	4	6	1
No. of Follow-On Investment Rounds	0	1	5	21	13	14	6
No. of Rounds Led	0	1	0	2	0	7	1
Average Dollar Amount - Initial	$489,999	$784,303	$437,156	$911,625	$1,575,000	$2,383,424	$1,147,826
Average Dollar Amount - Follow-On	N/A	$750,000	$325,364	$359,278	$765,488	$721,974	$618,255

We currently have 28 tiny technology companies in our portfolio. At March 31, 2007, from first dollar in, the average and median holding periods for these 28 venture capital investments were 2.92 years and 2.37 years, respectively.

We value our private venture capital investments each quarter as determined in good faith by our Valuation Committee, a committee of all of our independent directors, within guidelines established by our Board of Directors in accordance with the 1940 Act. (See "Footnote to Consolidated Schedule of Investments" contained in "Consolidated Financial Statements.")

In the years 2001, 2002, 2003, 2004, 2005 and 2006, the Company recorded the following gross write-downs in privately held securities as a percentage of net assets at the beginning of the year:

	2001	2002	2003	2004	2005	2006	YTD 2007

Net Asset Value, Beginning of Year	$31,833,475	$24,334,770	$27,256,046	$40,682,738	$74,744,799	$117,987,742	$113,930,303
Gross Write-Downs During Year	$(2,532,730)	$(5,400,005)	$(1,256,102)	$(5,711,229)	$(3,450,236)	$(4,211,323)	$(4,043,077)
Gross Write-Downs as a Percentage of Net Asset Value	-7.96%	-22.19%	-4.61%	-14.04%	-4.62%	-3.57%	-3.55%

The following is a history of the changes in our per share NAV, by quarter:

	31-Dec-00	31-Mar-01	30-June-01	30-Sep-01	31-Dec-01
NAV per Share	$3.51	$3.09	$3.29	$2.92	$2.75
$ Change		(0.42)	0.20	(0.37)	(0.17)
% Change		-11.97%	6.47%	-11.25%	-5.82%

	31-Mar-02	30-June-02	30-Sep-02(1)	31-Dec-02
NAV per Share	$2.63	$2.68	$2.61	$2.37
$ Change	(0.12)	0.05	(0.07)	(0.24)
% Change	-4.36%	1.90%	-2.61%	-9.20%

	31-Mar-03	30-June-03	30-Sep-03	31-Dec-03(1)
NAV per Share	$2.26	$2.22	$2.11	$2.95
$ Change	(0.11)	(0.04)	(0.11)	0.84
% Change	-4.64%	-1.77%	-4.95%	39.81%

	31-Mar-04	30-June-04	30-Sep-04(1)	31-Dec-04
NAV per Share	$3.01	$2.85	$4.44	$4.33
$ Change	0.06	(0.16)	1.59	(0.11)
% Change	2.03%	-5.32%	55.79%	-2.48%

	31-Mar-05	30-June-05	30-Sep-05(1)	31-Dec-05
NAV per Share	$4.20	$4.61	$5.94	$5.68
$ Change	(0.13)	0.41	1.33	(0.26)
% Change	-3.00%	9.76%	28.85%	-4.38%

	31-Mar-06	30-June-06	30-Sep-06	31-Dec-06
NAV per Share	$5.60	$5.54	$5.54	$5.42
$ Change	(0.08)	(0.06)	0.00	(0.12)
% Change	-1.41%	-1.07%	0.00%	-2.17%

	31-Mar-07
NAV per Share	5.27
$ Change	(0.15)
% Change	-2.77

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

Owing to the structure and objectives of our business, we generally expect to experience net operating losses and seek to generate increases in our net assets from operations through the long term appreciation of our venture capital investments. We have relied, and continue to rely, on proceeds from sales of investments and on sales of additional shares, rather than on investment income, to defray a significant portion of our operating expenses. Because such sales are unpredictable, we attempt to maintain adequate working capital to provide for fiscal periods when there are no such sales.

Results of Operations

Three months ended March 31, 2007, as compared to the three months ended March 31, 2006

In the three months ended March 31, 2007, and March 31, 2006, we had net decreases in net assets resulting from operations of $6,390,160 and $1,653,990, respectively.

Investment Income and Expenses:

We had net operating losses of $2,667,118 and $767,743 for the three months ended March 31, 2007, and March 31, 2006, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses. During the three months ended March 31, 2007, and 2006, total investment income was $652,498 and $804,862, respectively. During the three months ended March 31, 2007, and 2006, total operating expenses were $3,319,616 and $1,572,605, respectively.

During the three months ended March 31, 2007, as compared with the same period in 2006, investment income decreased owing to a decrease in our average holdings of U.S. government and agency securities. During the three months ended March 31, 2007, our average holdings of such securities were $60,084,828, as compared with $76,957,955 during the three months ended March 31, 2006.

The increase in operating expenses for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, was primarily owing to increases in salaries, benefits and stock-based compensation expense, and directors' fees and expenses partially offset by a decrease in professional fees. Salaries, benefits and stock-based compensation expense increased by $1,748,405, or 222.34 percent, through March 31, 2007, as compared to March 31, 2006, primarily as a result of non-cash expense of $1,690,181 associated with the Stock Plan. While the non-cash stock-based compensation expense for the Stock Plan increased our operating expenses by $1,690,181, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value. The non-cash stock-based compensation expense and corresponding increase to our additional paid-in capital may increase in future quarters. Directors' fees and expenses increased by $55,294, or 64.4 percent, primarily as a result of additional meetings held in the period ended March 31, 2007, as well as an increase in the monthly retainers paid to Committee Chairs and the Lead Independent Director, as compared with the period ended March 31, 2006. Professional fees decreased by $107,692, or 37.15 percent, for the three months ended March 31, 2007, as compared with the same period in 2006, primarily as a result of a reduction of some legal and accounting fees.

Realized Income and Losses from Investments:

During the three months ended March 31, 2007, we realized net losses on investments of $674, as compared with realized net gains on investments of $11,953 during the three months ended March 31, 2006.

During the three months ended March 31, 2007, we realized net losses of $674, consisting primarily of income from our investment in AlphaSimplex Group, LLC, offset by losses in Exponential Business Development Company.

During the three months ended March 31, 2006, we realized net gains of $11,953, consisting primarily of proceeds received from the liquidation of Optiva, Inc., offset by losses realized on our investment in AlphaSimplex Group, LLC.

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the three months ended March 31, 2007, net unrealized depreciation on total investments increased by $3,637,463, or 40.4 percent, from net unrealized depreciation of $9,007,420 at December 31, 2006, to net unrealized depreciation of $12,644,883 at March 31, 2007. Net unrealized depreciation on total investments increased by $888,594, or 19.4 percent, during the three months ended March 31, 2006, from $4,588,550 at December 31, 2005, to $5,477,145 at March 31, 2006.

During the three months ended March 31, 2007, net unrealized depreciation on our venture capital investments increased by $3,833,052, from $8,450,969 to $12,284,021, owing primarily to decreases in the valuations of our investments in Chlorogen, Inc., of $1,370,699, Evolved Nanomaterial Sciences, Inc., of $1,228,281, Nanomix, Inc., of $459,772, NanoOpto Corporation of $892,409 and Questech Corporation of $91,916, and an increase in the valuation of our investment in Polatis, Inc., of $190,680. We also had an increase owing to foreign currency translation of $18,156 on our investment in D-Wave Systems, Inc. Unrealized depreciation on our U.S. government and agency securities portfolio decreased from $556,451 at December 31, 2006, to $360,862 at March 31, 2007.

During the three months ended March 31, 2006, net unrealized depreciation on our venture capital investments increased by $191,545, from $4,519,009 to $4,710,554, owing primarily to a decrease in the valuation of our investment in Zia Laser, Inc. Unrealized depreciation on our U.S. government and agency securities portfolio increased from $69,541 at December 31, 2005, to $766,591 at March 31, 2006.

Financial Condition

March 31, 2007

At March 31, 2007, our total assets and net assets were $116,508,703 and $112,526,302, respectively. At December 31, 2006, they were $118,328,590 and $113,930,303, respectively.

At March 31, 2007, net asset value per share ("NAV") was $5.27, as compared with $5.42 at December 31, 2006. At March 31, 2007, our shares outstanding increased to 21,341,029, as compared with 21,015,017 at December 31, 2006.

Significant developments in the three months ended March 31, 2007, included an increase in the value of our venture capital investments of $1,027,132 and a decrease in the value of our investment in U.S. government and agency obligations of $940,233. The increase in the value of our venture capital investments, from $53,667,831 at December 31, 2006, to $54,694,963 at March 31, 2007, resulted primarily from one new and six follow-on investments, partially offset by a net decrease of $3,834,241 in the net value of our previous venture capital investments. The decrease in the value of our U.S. government and agency obligations, from $58,656,147 at December 31, 2006, to $57,715,914 at March 31, 2007, is primarily owing to the use of funds for investments totaling $4,857,357, profit sharing payments of $261,661 and net operating expenses offset by proceeds received from stock option exercises. During the three months ended March 31, 2007, the Company issued 326,012 shares of stock and received proceeds of $3,295,978 as a result of option exercises.

The following table is a summary of additions to our portfolio of venture capital investments during the three months ended March 31, 2007:

New Investment	Amount
Adesto Technologies Corporation	$1,147,826

Follow-on Investment
BridgeLux, Inc.	$350,877
Cambrios Technologies Corporation	$1,300,000
Kereos, Inc.	$540,000
NanoOpto Corporation	$268,654
Nextreme Thermal Solutions, Inc.	$750,000
Solazyme, Inc.	$500,000

Total	$4,857,357

The following tables summarize the fair values of our portfolios of venture capital investments and U.S. government and agency obligations, as compared with their cost, at March 31, 2007, and December 31, 2006:

	March 31, 2007	December 31, 2006
Venture capital investments,
at cost	$66,978,984	$62,118,800
Net unrealized depreciation (1)	12,284,021	8,450,969
Venture capital investments,
at fair value	$54,694,963	$53,667,831

	March 31, 2007	December 31, 2006
U.S. government and agency
obligations, at cost	$58,076,776	$59,212,598
Net unrealized depreciation(1)	360,862	556,451
U.S. government and agency
obligations, at fair value	$57,715,914	$58,656,147

1) At March 31, 2007, and December 31, 2006, the net accumulated unrealized depreciation on investments was $12,644,883 and $9,007,420, respectively.

The following table summarizes the fair value composition of our venture capital investment portfolio at March 31, 2007, and December 31, 2006.

	March 31, 2007	December 31, 2006
Category

Tiny Technology	99.9%	99.9%
Other Venture Capital Investments	0.1%	0.1%
Total Venture Capital Investments	100.0%	100.0%

Liquidity

Our primary sources of liquidity are cash, receivables and freely marketable securities, net of short-term indebtedness. Our secondary sources of liquidity are restricted securities of companies that are publicly traded.

At March 31, 2007, and December 31, 2006, our total net primary liquidity was $58,829,464 and $61,323,306, respectively, and our secondary liquidity was $0 and $0, respectively.

The decrease in our primary liquidity from December 31, 2006, to March 31, 2007, is primarily owing to the use of funds for investments and payment of net operating expenses.

Capital Resources

In September 2005, we completed the sale of 3,507,500 common shares, for total gross proceeds of $37,091,813; net proceeds, after offering costs of $565,246, were $36,526,567. We intend to use, and have been using, the net proceeds of this offering to make new investments in tiny technology, as well as for follow-on investments in our existing venture capital investments and for working capital. Through March 31, 2007, we have used $25,048,657 of the net proceeds from this offering for these purposes.

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

SFAS No. 123(R) requires us to develop an estimate of the number of share-based awards that will be forfeited owing to employee turnover. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after June 30, 2006, is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate proves to be higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which would result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate proves to be lower than the estimated forfeiture rate, then an adjustment will be made to decrease the estimated forfeiture rate, which would result in an increase to the expense recognized in the financial statements. Such adjustments would affect our operating expenses and additional paid-in capital, but would have no effect on our net asset value.

Valuation of Portfolio Investments

As a business development company, we invest in illiquid securities including debt and equity securities of private companies. These investments are generally subject to restrictions on resale and generally have no established trading market. We value substantially all of our equity investments at fair value as determined in good faith by our Valuation Committee on a quarterly basis. The Valuation Committee, comprised of all of our non-interested Board members, reviews and approves the valuation of our investments within the valuation procedures established by the Board of Directors. Fair value is generally defined as the amount that an investment could be sold for in an orderly disposition over a reasonable time. Generally, to increase objectivity in valuing our assets, external measures of value, such as public markets or third party transactions, are utilized whenever possible. Valuation is not based on long-term work-out value, nor immediate liquidation value, nor incremental value for potential changes that may take place in the future. Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated. This difference could be material.

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

Recent Developments — Portfolio Companies

On April 26, 2007, we made a $233,918 follow-on investment in a privately held tiny technology portfolio company.

On April 30, 2007, we made a $680,240 follow-on investment in a privately held tiny technology portfolio company.

On May 3, 2007, we made an $800,000 new investment in a privately held tiny technology portfolio company.

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

Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which market quotations are readily available and (ii) fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See the "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments" contained in "Item 1. Consolidated Financial Statements.")

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

We also invest in short-term money market instruments, and both short and long-term U.S. government and agency securities. To the extent that we invest in short and long-term U.S. government and agency securities, changes in interest rates may result in changes in the value of these obligations which would result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements, and the quantity and duration of both the short and long-term U.S. government and agency securities held by the Company, and it will vary from period to period. If the average interest rate on U. S. government and agency securities at March 31, 2007, were to increase by 25, 75 and 150 basis points, the weighted average value of these securities held by us at March 31, 2007, would decrease by approximately $249,601, $748,802 and $1,497,604, respectively, and our net asset value would decrease correspondingly.

Most of our investments are denominated in U.S. dollars. We currently have one investment denominated in Canadian dollars. We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates. The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates is $173,460 at March 31, 2007.

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

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the Securities Exchange Act of 1934 (the "1934 Act")). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures. As of March 31, 2007, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2007 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Investing in our common stock involves significant risks relating to our business and investment objective. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2006, before you purchase any of our common stock. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Unknown additional risks and uncertainties, or ones that we currently consider immaterial, may also impair our business. If any of these risks or uncertainties materialize, our business, financial condition or results of operations could be materially adversely affected. In this event, the trading price of our common stock could decline, and you could lose all or part of your investment.

Our portfolio companies may generate revenues from the sale of non-tiny technology-enabled products.

We consider a company to be a tiny technology company if a product or products, or intellectual property covering a product or products, that we consider to be at the microscale or smaller is material to its business plan. The core business of some of these companies may not be tiny technology-enabled products, and therefore their success or failure may not be dependent upon the tiny technology aspects of their business. In addition to developing products that we consider tiny technology, some of these companies may also develop products that we do not consider enabled by tiny technology. Some of these companies will generate revenues from the sale of non-tiny technology-enabled products. Additionally, it is possible that a portfolio company may decide to change its business focus after our initial investment and decide to develop and commercialize non-tiny technology-enabled products.

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

Harris & Harris Group, Inc.

By:	/s/ Douglas W. Jamison
Douglas W. Jamison, President
and Chief Financial Officer

By:	/s/ Patricia N. Egan
Patricia N. Egan
Chief Accounting Officer
and Vice President

Date: May 10, 2007

EXHIBIT INDEX

Exhibit No.	Description

31.01	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.