Form 10-Q
period 2007-06-30
HARRIS & HARRIS GROUP INC /NY/
filed 2007-08-09
CIK 893739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 0-11576

HARRIS & HARRIS GROUP, INC.
(Exact name of registrant as specified in its charter)

New York	13-3119827
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

111 West 57th Street, New York, New York	10019
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2007
Common Stock, $0.01 par value per share	23,198,524 shares

Harris & Harris Group, Inc.
Form 10-Q, June 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

The information furnished in the accompanying consolidated financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim period presented.

Harris & Harris Group, Inc.® (the "Company," "us," "our" and "we"), is an internally managed venture capital company that has elected to operate as a business development company under the Investment Company Act of 1940 (the "1940 Act"). Certain information and disclosures normally included in the consolidated financial statements in accordance with Generally Accepted Accounting Principles have been condensed or omitted as permitted by Regulation S-X and Regulation S-K. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006, contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

On September 25, 1997, our Board of Directors approved a proposal to seek qualification as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code"). At that time, we were taxable under Subchapter C of the Code (a "C Corporation"). We filed for the 1999 tax year to elect treatment as a RIC. In order to qualify as a RIC, we must, in general, (1) annually, derive at least 90 percent of our gross income from dividends, interest, gains from the sale of securities and similar sources; (2) quarterly, meet certain investment diversification requirements; and (3) annually, distribute at least 90 percent of our investment company taxable income as a dividend. In addition to the requirement that we must annually distribute at least 90 percent of our investment company taxable income, we may either distribute or retain our taxable net capital gains from investments, but any net capital gains not distributed could be subject to corporate level tax. Further, we could be subject to a four percent excise tax to the extent we fail to distribute at least 98 percent of our annual investment company taxable income and would be subject to income tax to the extent we fail to distribute 100 percent of our investment company taxable income.

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

On June 20, 2007, we received SEC certification for 2006, permitting us to qualify for RIC treatment for 2006 (as we had for the years 1999 through 2005) pursuant to Section 851(e) of the Code. Although the SEC certification for 2006 was issued, there can be no assurance that we will qualify for or receive such certification for subsequent years (to the extent we need additional certification as a result of changes in our portfolio) or that we will actually qualify for Subchapter M treatment in subsequent years. In addition, under certain circumstances, even if we qualified for Subchapter M treatment in a given year, we might take action in a subsequent year to ensure that we would be taxed in that subsequent year as a C Corporation, rather than as a RIC.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

Investments, at value (Cost: $140,553,646 at 6/30/07,
$121,331,398 at 12/31/06)	$126,714,999	$112,323,978
Cash and cash equivalents	2,213,518	2,071,788
Restricted funds	2,325,318	2,149,785
Receivable from broker	151,565	819,905
Interest receivable	585,156	625,372
Prepaid expenses	305,743	10,945
Other assets	288,148	326,817
Total assets	$132,584,447	$118,328,590

LIABILITIES & NET ASSETS

Accounts payable and accrued liabilities	$4,344,189	$4,115,300
Accrued profit sharing (Note 5)	0	261,661
Deferred rent	17,925	21,326
Total liabilities	4,362,114	4,398,287

Net assets	$128,222,333	$113,930,303

Net assets are comprised of:
Preferred stock, $0.10 par value,
2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares authorized at
6/30/07 and 12/31/06; 24,970,664 issued at 6/30/07 and
22,843,757 issued at 12/31/06	249,707	228,438
Additional paid-in capital (Note 7)	154,555,766	129,801,201
Accumulated net realized loss	(9,400,489)	(3,747,912)
Accumulated unrealized depreciation of investments	(13,838,647)	(9,007,420)
Unrecognized net gain on retirement benefit plans	61,527	61,527
Treasury stock, at cost (1,828,740 shares at 6/30/07
and 12/31/06)	(3,405,531)	(3,405,531)

Net assets	$128,222,333	$113,930,303

Shares outstanding	23,141,924	21,015,017

Net asset value per outstanding share	$5.54	$5.42

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Investment income:
Interest from:
Fixed-income securities	$637,701	$780,265	$1,290,199	$1,582,627
Miscellaneous income	0	5,000	0	7,500
Total investment income	637,701	785,265	1,290,199	1,590,127

Expenses:
Salaries, benefits and stock-based
compensation (Note 4)	2,644,284	804,151	5,179,050	1,590,512
Administration and operations	357,178	406,092	738,043	728,541
Professional fees	335,067	97,938	517,262	387,825
Rent	58,813	57,381	118,320	118,619
Directors’ fees and expenses	112,157	94,900	253,353	180,802
Depreciation	15,908	16,128	31,221	32,896
Custodian fees	5,961	2,562	11,735	12,562
Total expenses	3,529,368	1,479,152	6,848,984	3,051,757

Net operating loss	(2,891,667)	(693,887)	(5,558,785)	(1,461,630)

Net realized gain (loss) from investments:
Realized (loss) gain from investments	(8,213)	1,500	(8,887)	13,453
Income tax expense (Note 6)	0	9,931	84,905	19,537
Net realized loss from investments	(8,213)	(8,431)	(93,792)	(6,084)

Net increase in unrealized
depreciation on investments:
Change on investments held	(1,193,764)	(580,679)	(4,831,227)	(1,469,273)
Net increase in unrealized
depreciation on investments	(1,193,764)	(580,679)	(4,831,227)	(1,469,273)

Net realized and unrealized loss
from investments	(1,201,977)	(589,110)	(4,925,019)	(1,475,357)

Net decrease in net assets
resulting from operations	$(4,093,644)	$(1,282,997)	$(10,483,804)	$(2,936,987)

Per average basic and diluted
outstanding share	$(0.19)	$(0.06)	$(0.49)	$(0.14)

Average outstanding shares	21,721,591	20,756,345	21,500,810	20,756,345

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Cash flows used in operating activities:
Net decrease in net assets resulting from operations	$(10,483,804)	$(2,936,987)
Adjustments to reconcile net decrease in net
assets resulting from operations to net cash
used in operating activities:
Net realized and unrealized loss on investments	4,840,114	1,455,820
Depreciation and amortization	89,891	(476,238)
Stock-based compensation expense	3,422,637	115,545

Changes in assets and liabilities:
Restricted funds	(175,533)	(212,406)
Receivable from portfolio company	0	75,000
Receivable from broker	668,340	0
Interest receivable	40,216	(341,538)
Prepaid expenses	(294,798)	(290,716)
Other assets	20,647	0
Accounts payable and accrued liabilities	228,888	170,265
Accrued profit sharing	(261,661)	(1,897,072)
Deferred rent	(3,401)	(6,276)
Current income tax liability	0	(8,282,830)

Net cash used in operating activities	(1,908,464)	(12,627,433)

Cash flows from investing activities:
Purchase of short-term investments and marketable securities	(27,600,155)	(47,340,796)
Sale of short-term investments and marketable securities	18,353,983	76,985,257
Investment in private placements and loans	(10,043,027)	(18,165,017)
Proceeds from sale of investments	0	22,188
Purchase of fixed assets	(13,804)	(8,584)

Net cash (used in) provided by investing activities	(19,303,003)	11,493,048

Cash flows from financing activities:
Proceeds from stock option exercises (Note 4)	8,360,029	0
Proceeds from stock offering (Note 7)	12,993,168	0

Net cash provided by financing activities	21,353,197	0

Net increase (decrease) in cash and cash equivalents:
Cash and cash equivalents at beginning of the period	2,071,788	1,213,289
Cash and cash equivalents at end of the period	2,213,518	78,904

Net increase (decrease) in cash and cash equivalents	$141,730	$(1,134,385)

Supplemental disclosures of cash flow information:
Income taxes paid	$84,706	$8,302,367

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended June 30, 2007	Year Ended December 31, 2006
	(Unaudited)
Changes in net assets from operations:

Net operating loss	$(5,558,785)	$(7,612,935)
Net realized (loss) gain on investments	(93,792)	258,693
Net increase in unrealized depreciation
on investments held	(4,831,227)	(4,418,870)

Net decrease in net assets resulting
from operations	(10,483,804)	(11,773,112)

Changes in net assets from capital
stock transactions:

Issuance of common stock on offering	13,000	0
Issuance of common stock upon the
exercise of stock options	8,269	2,587
Additional paid-in capital on common
stock issued	21,331,928	2,612,603
Stock-based compensation expense	3,422,637	5,038,956

Net increase in net assets resulting from
capital stock transactions	24,775,834	7,654,146

Changes in net assets from adoption
of SFAS No. 158	0	61,527

Net increase (decrease) in net assets	14,292,030	(4,057,439)

Net assets:

Beginning of the period	113,930,303	117,987,742

End of the period	$128,222,333	$113,930,303

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2007
(Unaudited)

	Method of Valuation (3)	Shares/ Principal	Value
Investments in Unaffiliated Companies (6)(7) - 14.02% of
net assets at value

Private Placement Portfolio (Illiquid) - 14.02% of net assets at value

AlphaSimplex Group, LLC (2) — Investment management company
headed by Dr. Andrew W. Lo, holder of the Harris & Harris Group
Chair at MIT
Limited Liability Company Interest	(B)	—	$11,036

Exponential Business Development Company (1)(2) — Venture
capital partnership focused on early stage companies
Limited Partnership Interest	(B)	—	0

Molecular Imprints, Inc. (1)(2) — Manufacturing nanoimprint
lithography capital equipment
Series B Convertible Preferred Stock	(B)	1,333,333	2,000,000
Series C Convertible Preferred Stock	(B)	1,250,000	2,500,000
Warrants at $2.00 expiring 12/31/11	(B)	125,000	0
			4,500,000

Nanosys, Inc. (1)(2)(5) — Developing zero and one-dimensional inorganic nanometer-scale materials and devices
Series C Convertible Preferred Stock	(C)	803,428	2,370,113
Series D Convertible Preferred Stock	(C)	1,016,950	3,000,003
			5,370,116

Nantero, Inc. (1)(2)(5) — Developing a high-density, nonvolatile, random access memory chip, enabled by carbon nanotubes
Series A Convertible Preferred Stock	(C)	345,070	1,046,908
Series B Convertible Preferred Stock	(C)	207,051	628,172
Series C Convertible Preferred Stock	(C)	188,315	571,329
			2,246,409

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2007
(Unaudited)

	Method of Valuation (3)	Shares/Principal	Value
Investments in Unaffiliated Companies (6)(7) - 14.02% of
net assets at value (cont.)

Private Placement Portfolio (Illiquid) - 14.02% of net assets at value (cont.)

NeoPhotonics Corporation (1)(2) — Developing and manufacturing optical devices and components
Common Stock	(C)	716,195	$133,141
Series 1 Convertible Preferred Stock	(C)	1,831,256	1,831,256
Series 2 Convertible Preferred Stock	(C)	741,898	741,898
Series 3 Convertible Preferred Stock	(C)	2,750,000	2,750,000
Warrants at $0.15 expiring 01/26/10	(C)	16,364	164
Warrants at $0.15 expiring 12/05/10	(C)	14,063	140
			5,456,599

Polatis, Inc. (1)(2)(5)(10) — Developing MEMS-based optical
networking components
Series A-1 Convertible Preferred Stock	(B)	16,775	0
Series A-2 Convertible Preferred Stock	(B)	71,611	305,386
Series A-4 Convertible Preferred Stock	(B)	4,774	20,359
Series A-5 Convertible Preferred Stock	(B)	7,674	63,069
			388,814

Total Unaffiliated Private Placement Portfolio (cost: $18,124,392)			$17,972,974

Total Investments in Unaffiliated Companies (cost: $18,124,392)			$17,972,974

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2007
(Unaudited)

	Method of Valuation (3)	Shares/ Principal	Value
Investments in Non-Controlled Affiliated Companies (6)(8) -
30.79% of net assets at value

Private Placement Portfolio (Illiquid) - 30.79% of net assets at value

Adesto Technologies Corporation (1)(2)(4)(5) — Developing
semiconductor-related products enabled at the nanoscale
Series A Convertible Preferred Stock	(A)	3,416,149	$1,147,826

Ancora Pharmaceuticals Inc. (1)(2)(4)(5) - Developing synthetic carbohydrates for pharmaceutical markets and for internal
drug development programs
Series B Convertible Preferred Stock	(A)	909,091	800,000
Warrants at $1.06 expiring 05/01/08	(B)	754,717	0
			800,000

BridgeLux, Inc. (1)(2)(11) — Manufacturing high-power light
emitting diodes
Series B Convertible Preferred Stock	(C)	1,861,504	1,369,974
Secured Convertible Bridge Note (including interest)	(A)	$584,795	599,970
			1,969,944

Cambrios Technologies Corporation (1)(2)(5) — Developing
nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock	(C)	1,294,025	1,294,025
Series C Convertible Preferred Stock	(C)	1,300,000	1,300,000
			2,594,025

Chlorogen, Inc. (1)(2)(5) — Developing patented chloroplast
technology to produce plant-made proteins
Series A Convertible Preferred Stock	(B)	4,478,038	0
Series B Convertible Preferred Stock	(B)	2,077,930	0
Secured Convertible Bridge Note (including interest)	(B)	$228,480	74,790
			74,790

Crystal IS, Inc. (1)(2)(5) — Developing single-crystal
aluminum nitride substrates for optoelectronic devices
Series A Convertible Preferred Stock	(C)	391,571	305,425
Series A-1 Convertible Preferred Stock	(C)	1,300,376	1,014,294
Warrants at $0.78 expiring 05/05/2013	(B)	15,231	0
Warrants at $0.78 expiring 05/12/2013	(B)	2,350	0
Warrants at $0.78 expiring 08/08/2013	(B)	4,396	0
			1,319,719

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2007
(Unaudited)
	Method of Valuation (3)	Shares/ rincipal	Value
Investments in Non-Controlled Affiliated Companies (6)(8) -
30.79% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) - 30.79% of net assets at value (cont.)

CSwitch, Inc. (1)(2)(5) — Developing next-generation, system-on-
a-chip solutions for communications-based platforms
Series A-1 Convertible Preferred Stock	(C)	6,700,000	$3,350,000

D-Wave Systems, Inc. (1)(2)(5)(13) — Developing high-
performance quantum computing systems
Series B Convertible Preferred Stock	(A)	2,000,000	1,880,760
Warrants at $0.85 expiring 10/19/07	(B)	1,800,000	0
			1,880,760

Ensemble Discovery Corporation (1)(2)(4)(5) - Developing DNA
Programmed Chemistry for the discovery of new classes
of therapeutics and bioassays
Series B Convertible Preferred Stock	(A)	1,449,275	2,000,000

Innovalight, Inc. (1)(2)(5) - Developing renewable energy
products enabled by silicon-based nanomaterials
Series B Convertible Preferred Stock	(A)	16,666,666	2,500,000

Kereos, Inc. (1)(2)(5) — Developing emulsion-based imaging
agents and targeted therapeutics to image and treat cancer
and cardiovascular disease
Series B Convertible Preferred Stock	(A)	545,456	1,500,000

Kovio, Inc. (1)(2)(5) — Developing semiconductor products
using printed electronics and thin-film technologies
Series C Convertible Preferred Stock	(C)	2,500,000	3,125,000

Lifco, Inc. (1)(2)(4)(5) — Developing energy solutions using nanostructured materials
Series A Convertible Preferred Stock	(A)	1,208,262	946,528

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2007
(Unaudited)

	Method of Valuation (3)	Shares/Principal	Value
Investments in Non-Controlled Affiliated Companies (6)(8) -
30.79% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) - 30.79% of net assets at value (cont.)

Mersana Therapeutics, Inc. (1)(2)(5)(12) — Developing advanced polymers for drug delivery
Series A Convertible Preferred Stock	(C)	68,451	$136,902
Series B Convertible Preferred Stock	(C)	866,500	1,733,000
Warrants at $2.00 expiring 10/21/10	(B)	91,625	0
			1,869,902

Metabolon, Inc. (1)(2)(5) - Discovering biomarkers through
the use of metabolomics
Series B Convertible Preferred Stock	(A)	2,173,913	2,500,000

NanoGram Corporation (1)(2)(5) — Developing a broad suite of intellectual property utilizing nanoscale materials
Series I Convertible Preferred Stock	(C)	63,210	64,259
Series II Convertible Preferred Stock	(C)	1,250,904	1,271,670
Series III Convertible Preferred Stock	(C)	1,242,144	1,262,764
			2,598,693

Nanomix, Inc. (1)(2)(5) — Producing nanoelectronic sensors that integrate carbon nanotube electronics with silicon microstructures
Series C Convertible Preferred Stock	(B)	9,779,181	330,228
Series D Convertible Preferred Stock	(B)	68,023,977	680,240
			1,010,468

NanoOpto Corporation (1)(2)(5) — Manufacturing discrete and integrated optical communications sub-components on a chip by utilizing nano manufacturing and nano coating technology
Series A-1 Convertible Preferred Stock	(B)	267,857	0
Series B Convertible Preferred Stock	(B)	3,819,935	0
Series C Convertible Preferred Stock	(B)	1,932,789	0
Series D Convertible Preferred Stock	(B)	1,397,218	0
Secured Convertible Bridge Note (including interest)	(B)	268,654	60,000
Warrants at $0.4359 expiring 03/15/10	(B)	193,279	0
			60,000

Nextreme Thermal Solutions, Inc. (1)(2)(5) — Developing thin-film thermoelectric devices for cooling and energy conversion
Series A Convertible Preferred Stock	(B)	1,750,000	1,750,000

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2007
(Unaudited)

	Method of Valuation (3)	Shares/ Principal	Value
Investments in Non-Controlled Affiliated Companies (6)(8) -
30.79% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) - 30.79% of net assets at value (cont.)

Questech Corporation (1)(2) — Manufacturing and marketing
proprietary metal and stone decorative tiles
Common Stock	(B)	655,454	$832,427
Warrants at $1.50 expiring 11/21/07	(B)	3,750	0
Warrants at $1.50 expiring 11/19/08	(B)	5,000	0
Warrants at $1.50 expiring 11/19/09	(B)	5,000	0
			832,427

Solazyme, Inc. (1)(2)(5) — Developing energy-harvesting
machinery of photosynthetic microbes to produce industrial
and pharmaceutical molecules
Series A Convertible Preferred Stock	(B)	988,204	385,400
Series B Convertible Preferred Stock	(B)	495,246	500,000
			885,400

Starfire Systems, Inc. (1)(2)(5) —Producing ceramic-forming polymers
Common Stock	(B)	375,000	150,000
Series A-1 Convertible Preferred Stock	(C)	600,000	600,000
			750,000

Xradia, Inc. (1)(2) - Designing, manufacturing and selling ultra high resolution 3D x-ray microscopes and fluorescence imaging systems
Series D Convertible Preferred Stock	(A)	3,121,099	4,000,000

Zia Laser, Inc. (1)(2)(5) — Developing quantum dot semiconductor lasers
Series C Convertible Preferred Stock	(B)	1,500,000	15,000

Total Non-Controlled Private Placement Portfolio (cost: $49,607,677)			$39,480,482

Total Investments in Non-Controlled Affiliated Companies (cost: $49,607,677)			$39,480,482

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2007
(Unaudited)

	Method of Valuation (3)	Shares/ Principal	Value
Investments in Controlled Affiliated Companies (6)(9) - 1.09%
of net assets at value

Private Placement Portfolio (Illiquid) - 1.09% of net assets at value

Evolved Nanomaterial Sciences, Inc. (1)(2)(5) — Developing
nanoscale-enhanced approaches for the resolution of
chiral molecules
Series A Convertible Preferred Stock	(B)	5,870,021	$438,042

SiOnyx, Inc. (1)(2)(5) — Developing silicon-based optoelectronic products enabled by its proprietary "Black Silicon"
Series A Convertible Preferred Stock	(C)	233,499	70,050
Series A-1 Convertible Preferred Stock	(C)	2,966,667	890,000
			960,050

Total Controlled Private Placement Portfolio (cost: $4,440,000)			$1,398,092

Total Investments in Controlled Affiliated Companies (cost: $4,440,000)			$1,398,092

Total Private Placement Portfolio (cost: $72,172,069)			$58,851,548

U.S. Government and Agency Securities - 52.93% of net assets at value

U.S. Treasury Bill — due date 07/19/07	(J)	12,700,000	$12,675,489
U.S. Treasury Notes — due date 11/30/07, coupon 4.25%	(H)	5,050,000	5,036,567
U.S. Treasury Notes — due date 02/15/08, coupon 3.375%	(H)	9,000,000	8,909,280
U.S. Treasury Notes — due date 05/15/08, coupon 3.75%	(H)	9,000,000	8,901,540
U.S. Treasury Notes — due date 09/15/08, coupon 3.125%	(H)	5,000,000	4,892,200
U.S. Treasury Notes — due date 01/15/09, coupon 3.25%	(H)	3,000,000	2,926,170
U.S. Treasury Notes — due date 02/15/09, coupon 4.50%	(H)	5,100,000	5,064,555
U.S. Treasury Notes — due date 04/15/09, coupon 3.125%	(H)	3,000,000	2,910,000
U.S. Treasury Notes — due date 07/15/09, coupon 3.625%	(H)	3,000,000	2,926,410
U.S. Treasury Notes — due date 10/15/09, coupon 3.375%	(H)	3,000,000	2,902,500
U.S. Treasury Notes — due date 01/15/10, coupon 3.625%	(H)	3,000,000	2,910,000
U.S. Treasury Notes — due date 04/15/10, coupon 4.00%	(H)	3,000,000	2,930,850
U.S. Treasury Notes — due date 07/15/10, coupon 3.875%	(H)	3,000,000	2,916,330
U.S. Treasury Notes — due date 10/15/10, coupon 4.25%	(H)	2,000,000	1,961,560

Total Investments in U.S. Government and Agency Securities (cost: $68,381,577)			$67,863,451

Total Investments (cost: $140,553,646)			$126,714,999

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2007
(Unaudited)

Notes to Consolidated Schedule of Investments

(1)	Represents a non-income producing security. Equity investments that have not paid dividends within the last 12 months are considered to be non-income producing.

(2)	Legal restrictions on sale of investment.

(3)	See Footnote to Consolidated Schedule of Investments on page 14 for a description of the Valuation Procedures.

(4)	Initial investment was made during 2007.

(5)
These investments are development stage companies. A development stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations, or it has commenced such operations but has not realized significant revenue from them.

(6)
Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own five percent or more, but less than 25 percent, of the voting shares of the portfolio company, or where we hold one or more seats on the portfolio company’s Board of Directors but do not control the company. Investments in controlled affiliated companies consist of investments in which we own 25 percent or more of the voting shares of the portfolio company or otherwise control the company.

(7)
The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $18,124,392. The gross unrealized appreciation based on the tax cost for these securities is $1,732,194. The gross unrealized depreciation based on the tax cost for these securities is $1,883,612.

(8)
The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $49,607,677. The gross unrealized appreciation based on the tax cost for these securities is $958,456. The gross unrealized depreciation based on the tax cost for these securities is $11,085,651.

(9)
The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $4,440,000. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $3,041,908.

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

As of June 30, 2007, we do not have any investments in intellectual property or patents or research and development in technologies or products.

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

All Other Investments

K. All other investments are reported at fair value as determined in good faith by the Valuation Committee. As of June 30, 2007, we do not have any of these investments.

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

We elected to become a BDC on July 26, 1995, after receiving the necessary shareholder approvals. From September 30, 1992, until the election of BDC status, we operated as a closed-end, non-diversified investment company under the 1940 Act. Upon commencement of operations as an investment company, we revalued all of our assets and liabilities in accordance with the 1940 Act. Prior to September 30, 1992, we were registered and filed under the reporting requirements of the Securities Exchange Act of 1934 (the "1934 Act") as an operating company and, while an operating company, operated directly and through subsidiaries.

Harris & Harris Enterprises, Inc.SM ("Enterprises"), is a 100 percent wholly owned subsidiary of the Company. Enterprises is a partner in Harris Partners I, L.P.SM and is taxed under Subchapter C of the Code (a “C Corporation”). Harris Partners I, L.P, is a limited partnership and owns our interest in AlphaSimplex Group, LLC. The partners of Harris Partners I, L.P., are Enterprises (sole general partner) and Harris & Harris Group, Inc. (sole limited partner). Enterprises pays taxes on any non-passive investment income generated by Harris Partners I, L.P. The Company consolidates the results of its subsidiaries for financial reporting purposes.

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

Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities as of June 30, 2007 and December 31, 2006, and the reported amounts of revenues and expenses for the three months and six months ended June 30, 2007 and 2006. The most significant estimates relate to the fair valuations of certain of our investments. Actual results could differ from these estimates.

Cash and Cash Equivalents. Cash and cash equivalents include money market instruments with maturities of less than three months.

Portfolio Investment Valuations. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the SEC. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") At June 30, 2007, our financial statements include private venture capital investments valued at $58,851,548, the fair values of which were determined in good faith by, or under the direction, of the Board of Directors. Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material.

Foreign Currency Translation. The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. For the six months ended June 30, 2007, included in the unrealized depreciation on investments was a $164,316 gain resulting from foreign currency translation.

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

Stock-Based Compensation. The Company has a stock-based employee compensation plan. The Company accounts for the plan in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment." See Note 4 for further discussion.

Income Taxes. Prior to our conversion to a RIC in 1999, our taxes were accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes.".

We pay federal, state and local income taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, which is a C corporation. (See "Note 6. Income Taxes.")

In June 2006, the FASB issued Interpretation 48, "Accounting for Uncertainty in Income Taxes" (“FIN 48”), an interpretation of SFAS No. 109. FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007, which had no effect on the Company's financial statements. The Company recognizes interest and penalties in income tax expense. See Note 7 for further discussion.

Restricted Funds. The Company maintains a rabbi trust for the purposes of accumulating funds to satisfy the obligations incurred by us for the Supplemental Executive Retirement Plan ("SERP") under the employment agreement with Charles E. Harris.

Property and Equipment. Property and equipment are included in "Other Assets" and are carried at cost, less accumulated depreciation of $305,646. Depreciation is provided using the straight-line method over the estimated useful lives of the premises and equipment.

Recent Accounting Pronouncements. In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (“SFAS No. 159”). SFAS No. 159 would allow the Company an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument-by-instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS No. 159 is effective prospectively for fiscal years beginning after November 15, 2007. The Company is currently evaluating this Statement. However, as investments are carried at fair value, the Company does not anticipate that this Statement will have a significant impact on the consolidated financial statements.

NOTE 4. STOCK-BASED COMPENSATION

On March 23, 2006, the Board of Directors of the Company voted to terminate the Employee Profit-Sharing Plan and establish the Harris & Harris Group, Inc., 2006 Equity Incentive Plan (the “Stock Plan”), subject to shareholder approval. This proposal was approved at the May 4, 2006, Annual Meeting of Shareholders. The Stock Plan provides for the grant of equity-based awards of stock options and restricted stock (subject to receipt of an exemption order described below) to our directors, officers and employees who are selected by our Compensation Committee for participation in the plan and subject to compliance with the 1940 Act.

On July 11, 2006, the Company filed an application with the SEC regarding certain provisions of the Stock Plan, and on July 11, 2007, the Company responded to comments from the SEC on the application. In the event that the SEC provides the exemptive relief requested by the application and we receive any additional stockholder approval required by the SEC, the Compensation Committee may, in the future, authorize awards under the Stock Plan to certain former officers of the Company, non-employee directors of the Company, authorize grants of restricted stock and adjust the exercise price of options to reflect taxes paid for deemed dividends.

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

On June 27, 2007, the Compensation Committee of the Board of Directors of the Company approved a new grant of individual NQSO awards for certain officers and employees of the Company. The grant and exercise price were approved by the full Board of Directors on June 27, 2007. The terms and conditions of the stock options granted were determined by the Compensation Committee and set forth in award agreements between the Company and each award recipient entered into on that date. A total of 1,700,609 stock options were granted with vesting periods ranging from December 2007 to June 2014 and with an exercise price of $11.11, which was the closing volume weighted average price of our shares of common stock on June 27, 2007. Upon exercise, the shares will be issued from our previously authorized but unissued shares.

The Company accounts for the Stock Plan in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment,” which requires that we determine the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, and record these amounts as an expense in the Statement of Operations over the vesting period with a corresponding increase to our additional paid-in capital. At June 30, 2007, the increase to our operating expenses was offset by the increase to our additional paid-in capital, resulting in no net impact to our net asset value. Additionally, the Company does not record the tax benefits associated with the expensing of stock options because the Company intends to qualify as a RIC under Subchapter M of the Code.

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

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The stock options granted on June 27, 2007, were awarded in four different grant types, each with different contractual terms. The assumptions used in the calculation of fair value of the stock options granted on June 27, 2007, using the Black-Scholes model for each contract term were as follows:

		Number	Expected	Expected	Expected	Risk-free	Fair Value
	Contractual	of Options	Term	Volatility	Dividend	Interest	Per
Type of Award	Term	Granted	in Yrs	Factor	Yield	Rates	Share

Non-qualified stock options	1.5 Years	380,000	1	42.6%	0%	4.93%	$2.11
Non-qualified stock options	2.5 Years	600,540	2	40.1%	0%	4.91%	$2.92
Non-qualified stock options	3.5 Years	338,403	3	44.7%	0%	4.93%	$3.94
Non-qualified stock options	9 Years	381,666	Ranging from 4.75- 6.28	Ranging from 57.8% to 59.9%	0%	Ranging from 4.97% to 5.01%	Ranging from $5.92 to $6.85

Total		1,700,609

For the three months and six months ended June 30, 2007, the Company recognized $1,732,456 and $3,422,637 of compensation expense in the Consolidated Statements of Operations, respectively. As of June 30, 2007, there was approximately $12,482,116 of unrecognized compensation cost related to unvested stock option awards. This cost is expected to be recognized over a weighted-average period of approximately 1.60 years.

For the three months ended June 30, 2007, a total of 500,895 options were exercised for total proceeds to the Company of $5,064,045. For the six months ended June 30, 2007, a total of 826,907 options were exercised for total proceeds to the Company of $8,360,029. At June 30, 2007, we had a receivable from our broker of $151,565 for options exercised at the end of June. These funds were received in July 2007.

For the three months and six months ended June 30, 2007, the calculation of the net decrease in net assets resulting from operations per share excludes the stock options because such options were anti-dilutive. The options may be dilutive in future periods in which there is a net increase in net assets resulting from operations, in the event that there is a significant increase in the average stock price in the stock market or significant decreases in the amount of unrecognized compensation cost.

A summary of the changes in outstanding stock options is as follows:

			Weighted	Weighted
		Weighted	Average	Average
		Average	Grant	Remaining	Aggregate
		Exercise	Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (Yrs)	Value

Options Outstanding at January 1, 2007	3,699,611	$10.11	$4.43

Granted	1,700,609	$11.11	$3.68	3.93

Exercised	826,907	$10.11	$1.80

Forfeited or Expired	- .

Options Outstanding at June 30, 2007	4,573,313	$10.48	$4.62	4.73	$3,284,302

Options Exercisable at June 30, 2007	1,192,129	$10.11	$5.07	5.19	$1,299,421

Options Exercisable and Expected to be Exercisable at June 30, 2007	4,190,908	$10.51	$4.57	4.71	$2,883,903

The aggregate intrinsic value in the table above with respect to options outstanding, exercisable and expected to be exercisable, is calculated as the difference between the Company's closing stock price of $11.20 on the last trading day of the second quarter of 2007 and the exercise price, multiplied by the number of in-the-money options. This represents the total pre-tax intrinsic value that would have been received by the option holders had all options been fully vested and all option holders exercised their awards on June 30, 2007.

For the six months ended June 30, 2007, the aggregate intrinsic value of the 826,907 options exercised was $1,421,973.

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

As soon as practicable following the year-end, the Compensation Committee determined whether, and if so how much, qualifying income existed for a plan year. Approximately 90 percent of the amount determined by the Compensation Committee was then paid out to plan participants pursuant to the distribution percentages set forth in the 2002 Plan. The remaining payment was paid out after we finalized our tax returns for that plan year.

At June 30, 2007, and December 31, 2006, we accrued $0 and $261,661, respectively, for profit sharing. On March 1, 2006, the Company paid $1,897,072 to plan participants (employees and former employees), which represented approximately 90 percent of the total estimated profit-sharing payment for 2005. The balance of $261,661 was paid on January 31, 2007, upon finalization of our tax returns.

NOTE 6. INCOME TAXES

We filed for the 1999 tax year to elect treatment as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code") and qualified for the same treatment for the years 2000 through 2005 pursuant to Section 851(e) of the Code. On June 20, 2007, we received SEC certification for 2006. However, there can be no assurance that we will qualify as a RIC for 2007 or subsequent years. In addition, under certain circumstances, even if we qualified for Subchapter M treatment for a given year, we might take action in a subsequent year to ensure that we would be taxed in that subsequent year as a C Corporation, rather than as a RIC. As a RIC, we must, among other things, distribute at least 90 percent of our investment company taxable income and may either distribute or retain our realized net capital gains on investments.

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

During the second quarter of 2007, we paid $74,454 in federal income tax interest and penalties related to the Company's 2005 tax year, which is included in income tax expense. At June 30, 2007, we had $0 accrued for federal, state and local taxes payable by the Company.

We pay federal, state and local taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is taxed as a C Corporation. For the three months ended June 30, 2007, and 2006, our income tax expense for Harris & Harris Enterprises, Inc., was $0 and $9,931, respectively. For the six months ended June 30, 2007, and 2006, the income tax expense for Harris & Harris Enterprises, Inc., was $0 and $19,537, respectively.

Continued qualification as a RIC requires us to satisfy certain investment asset diversification requirements in future years. Our ability to satisfy those requirements may not be controllable by us. There can be no assurance that we will qualify as a RIC in subsequent years.

NOTE 7. CAPITAL TRANSACTIONS

On November 29, 2006, we filed a registration statement with the SEC on Form N-2 to register 4,000,000 shares of our common stock. On December 11, 2006, and on April 23, 2007, we filed amended registration statements with the SEC. On May 11, 2007, the SEC declared the registration statement effective. The common stock may be sold at prices and on terms to be set forth in one or more supplements to the prospectus from time to time.

On June 25, 2007, we completed the sale of 1,300,000 shares of our common stock for gross proceeds of $14,027,000; net proceeds of this offering, after placement agent fees and offering costs of $1,033,832, were $12,993,168.

NOTE 8. SUBSEQUENT EVENTS

On July 19, 2007, NanoOpto Corporation completed the sale of its assets to API Nanotronics Corp.

On July 27, 2007, we made a $916,928 follow-on investment in BridgeLux, Inc.

On August 3, 2007, we made a $1,000,000 follow-on investment in a privately held tiny technology portfolio company.

HARRIS & HARRIS GROUP, INC.
FINANCIAL HIGHLIGHTS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Per Share Operating Performance
Net asset value per share, beginning
of period	$5.27	$5.60	$5.42	$5.68

Net operating (loss)*	(0.13)	(0.03)	(0.26)	(0.07)
Net realized income (loss)
on investments*	(0.00)	(0.00)	(0.00)	(0.00)
Net (increase) decrease in unrealized
depreciation as a result of sales*	(0.00)	(0.00)	(0.00)	(0.00)
Net (increase) decrease in unrealized
depreciation on investments held*	(0.06)	(0.03)	(0.23)	(0.07)
Total from investment operations*	(0.19)	(0.06)	(0.49)	(0.14)

Net increase as a result of stock-
based compensation	0.08	0	0.16	0
Net increase as a result of stock-
offering	0.26	0	0.26	0
Net increase as a result of proceeds
from exercise of options	0.12	0	0.19	0
Total increase from capital
stock transactions	0.46	0	0.61	0

Net asset value per share, end
of period	$5.54	$5.54	$5.54	$5.54
Stock price per share, end
of period	$11.20	$11.04	$11.20	$11.04
Total return based on stock price (1)	(13.31)%	(20.86)%	(7.36)%	(20.58)%

Supplemental Data:

Net assets, end of period	$128,222,333	$115,166,300	$128,222,333	$115,166,300

Ratio of expenses to average
net assets (1)	2.9%	1.3%	5.8%	2.6%

Ratio of net operating (loss) to
average net assets (1)	(2.4)%	(0.60)%	(4.7)%	(1.3)%

Cash dividend paid per share	$0	$0	$0	$0

Deemed dividend per share	$0	$0	$0	$0

Number of shares outstanding,
end of period	23,141,924	20,756,345	23,141,924	20,756,345

*	Based on Average Shares Outstanding

(1)	Not annualized

The accompanying notes are an integral part of this schedule.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the Company's unaudited June 30, 2007 Consolidated Financial Statements and the Company's audited 2006 Consolidated Financial Statements and notes thereto.

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

Throughout our corporate history, we have made early stage venture capital investments in private and public companies in a variety of industries. We define venture capital investments as investments in start-up firms and small businesses with exceptional growth potential. We have invested a substantial portion of our assets in venture capital investments of development stage or start-up companies. These businesses tend to be thinly capitalized, unproven, small companies that lack management depth, have little or no history of operations and are developing unproven technologies. At June 30, 2007, $58,851,548, or 45.90 percent, of our net assets at fair value consisted of private venture capital investments, net of unrealized depreciation of $13,320,521. At December 31, 2006, $53,667,831, or 47.1 percent, of our net assets at fair value consisted of private venture capital investments, net of unrealized depreciation of $8,450,969.

Since our investment in Otisville in 1983 through June 30, 2007, we have made a total of 77 venture capital investments, including four private placement investments in securities of publicly traded companies. We have sold 44 of these 77 investments, realizing total proceeds of $143,614,382 on our invested capital of $51,229,202. As measured from first dollar in to last dollar out, the average and median holding periods for these 44 investments were 3.63 years and 3.19 years, respectively. As measured by the 149 separate rounds of investment within these 44 investments, the average and median holding periods for the 149 separate rounds of investment were 2.84 years and 2.44 years, respectively.

In 1994, we made our first tiny technology investment. From August 2001 through June 30, 2007, all 35 of our initial investments have been in tiny technology. From August 2001 through June 30, 2007, we have invested a total (before any subsequent write-ups, write-downs or dispositions) of $76,083,116 in tiny technology.

The following is a summary of our initial and follow-on investments in tiny technology from 2001 to the present. We consider a "round led" to be a round where we were the new investor or the leader of a set of new investors in an investee company. Typically, but not always, the lead investor negotiates the price and terms of a deal with the investee company.

	2001	2002	2003	2004	2005	2006	YTD 2007

Total Incremental Investments	$489,999	$6,240,118	$3,812,600	$14,837,846	$16,251,339	$24,408,187	$10,043,027

No. of New Investments	1	7	5	8	4	6	4

No. of Follow-On Investment Rounds	0	1	5	21	13	14	10

No. of Rounds Led	0	1	0	2	0	7	2

Average Dollar Amount - Initial	$489,999	$784,303	$437,156	$911,625	$1,575,000	$2,383,424	$1,223,588

Average Dollar Amount - Follow-On	N/A	$750,000	$325,364	$359,278	$765,488	$721,974	$514,867

We currently have 31 tiny technology companies in our portfolio. At June 30, 2007, from first dollar in, the average and median holding periods for these 31 venture capital investments were 2.87 years and 2.56 years, respectively.

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

In the years 2001, 2002, 2003, 2004, 2005 and 2006, the Company recorded the following gross write-downs in privately held securities as a percentage of net assets at the beginning of the year:

	2001	2002	2003	2004	2005	2006	YTD 2007

Net Asset Value, Beginning of Year	$31,833,475	$24,334,770	$27,256,046	$40,682,738	$74,744,799	$117,987,742	$113,930,303

Gross Write-Downs During Year	$(2,532,730)	$(5,400,005)	$(1,256,102)	$(5,711,229)	$(3,450,236)	$(4,211,323)	$(5,704,819)

Gross Write-Downs as a Percentage of Net Asset Value	-7.96%	-22.19%	-4.61%	-14.04%	-4.62%	-3.57%	-5.01%

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

Results of Operations

Three months ended June 30, 2007, as compared to the three months ended June 30, 2006

In the three months ended June 30, 2007, and June 30, 2006, we had net decreases in net assets resulting from operations of $4,093,644 and $1,282,997, respectively.

Investment Income and Expenses:

We had net operating losses of $2,891,667 and $693,887 for the three months ended June 30, 2007, and June 30, 2006, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses. During the three months ended June 30, 2007, and 2006, total investment income was $637,701 and $785,265, respectively. During the three months ended June 30, 2007, and 2006, total operating expenses were $3,529,368 and $1,479,152, respectively.

During the three months ended June 30, 2007, as compared with the same period in 2006, investment income decreased from $785,265 to $637,701 owing to a decrease in our average holdings of U.S. government and agency securities. During the three months ended June 30, 2007, our average holdings of such securities were $61,247,875, as compared with $67,744,718 at June 30, 2006.

The increase in operating expenses for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, was primarily owing to increases in salaries, benefits and stock-based compensation expense, increases in professional fees and directors' fees and expenses, partially offset by a decrease in administration and operations expense. Salaries, benefits and stock-based compensation expense increased by $1,840,133, or 228.8 percent, through June 30, 2007, as compared to June 30, 2006, primarily as a result of non-cash expense of $1,732,456 associated with the Stock Plan. While the non-cash, stock-based, compensation expense for the Stock Plan increased our operating expenses by $1,732,456, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value. The non-cash stock-based compensation expense and corresponding increase to our additional paid-in capital may increase in future quarters. Salaries and benefits also increased for the three months ended June 30, 2007, owing to an increase in our head count as compared with the same period in 2006. At June 30, 2007, we had 12 full-time and two part-time employees, as compared with 10 full-time and one part-time employee at June 30, 2006. Professional fees increased by $237,129, or 242.1 percent, primarily as a result of an increase in legal fees. Directors' fees and expenses increased by $17,257, or 18.0 percent, primarily as a result of additional meetings held during the period ended June 30, 2007, as well as an increase in the monthly retainers paid to Committee Chairs and the Lead Independent Director, as compared with the period ended June 30, 2006. Administration and operations expense decreased by $48,914, or 12.1 percent, for the three months ended June 30, 2007, as compared with the same period in 2006, primarily as a result of decreases in quarterly reporting and proxy-related expenses and a decrease in the transfer agent expense.

Realized Income and Losses on Investments:

During the three months ended June 30, 2007, we realized net losses on investments of $8,213, as compared with realized net gains on investments of $1,500 during the three months ended June 30, 2006.

During the three months ended June 30, 2007, we realized net losses of $8,213, consisting primarily of realized losses on the sale of U.S. government and agency securities.

During the three months ended June 30, 2006, we realized net gains of $1,500, consisting of income from our investment in AlphaSimplex Group, LLC.

Net Unrealized Appreciation and Depreciation on Portfolio Securities:

During the three months ended June 30, 2007, net unrealized depreciation on total investments increased by $1,193,764, or 9.44 percent, from net unrealized depreciation of $12,644,883 at March 31, 2007, to net unrealized depreciation of $13,838,647 at June 30, 2007. Net unrealized depreciation on total investments increased by $580,680, or 10.6 percent, during the three months ended June 30, 2006, from net unrealized depreciation of $5,477,145 at March 31, 2006, to net unrealized depreciation of $6,057,825 at June 30, 2006.

During the three months ended June 30, 2007, net unrealized depreciation on our venture capital investments increased by $1,036,500, from $12,284,021 to $13,320,521, owing primarily to decreases in the valuations of our investments in Evolved Nanomaterial Sciences, Inc., of $1,133,677, NanoOpto Corporation of $523,190, Polatis, Inc., of $15,890 and Questech Corporation of $72,623, partially offset by increases in the valuation of our investments in BridgeLux, Inc., of $369,974, Chlorogen, Inc., of $67,748 and Kovio, Inc., of $125,000. We also had an increase owing to foreign currency translation of $146,160 on our investment in D-Wave Systems, Inc. Unrealized depreciation on our U.S. government and agency securities portfolio increased from $360,862 at March 31, 2007, to $518,126 at June 30, 2007.

During the three months ended June 30, 2006, net unrealized depreciation on our venture capital investments increased by $219,536, from $4,710,554 to $4,930,090, owing primarily to a decrease in the valuation of our investment in NeoPhotonics Corporation of $319,643 and an increase in the valuation of Questech Corporation of $56,934. We also had an unrealized gain on our investment in D-Wave Systems, Inc., of $43,175, attributable to foreign currency translation gains. Unrealized depreciation on our U.S. government and agency securities portfolio increased by $361,144, from $766,591 at March 31, 2006, to $1,127,735 at June 30, 2006.

Six months ended June 30, 2007, as compared to the six months ended June 30, 2006

In the six months ended June 30, 2007, we had a net decrease in net assets resulting from operations of $10,483,804. In the six months ended June 30, 2006, we had a net decrease in net assets resulting from operations of $2,936,987.

Investment Income and Expenses:

We had net operating losses of $5,558,785 and $1,461,630 for the six months ended June 30, 2007, and June 30, 2006, respectively.

During the first six months of 2007, as compared with the same period in 2006, investment income decreased from $1,590,127 to $1,290,199, reflecting a decrease in our average holdings throughout the period of U.S. government and agency securities. During the six months ended June 30, 2007, our average holdings of such securities were $60,666,351, as compared with $72,351,337 at June 30, 2006.

Operating expenses were $6,848,984 and $3,051,757 for the six months ended June 30, 2007, and June 30, 2006, respectively. The increase in operating expenses for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, was primarily owing to increases in salaries, benefits and stock-based compensation expense and increases in professional fees, directors' fees and expenses, and administration and operations expense. Salaries, benefits and stock-based compensation expense increased by $3,588,538, or 225.6 percent, through June 30, 2007, as compared to June 30, 2006, primarily as a result of non-cash expense of $3,422,637 associated with the Stock Plan. While the non-cash, stock-based, compensation expense for the Stock Plan increased our operating expenses by $3,422,637, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value. The non-cash, stock-based, compensation expense and corresponding increase to our additional paid-in capital may increase in future quarters. Salaries and benefits also increased for the six months ended June 30, 2007, owing to an increase in our head count as compared with the same period in 2006. At June 30, 2007, we had 12 full-time and two part-time employees, as compared with 10 full-time and one part-time employee at June 30, 2006. Professional fees increased by $129,437, or 33.38 percent, primarily as a result of an increase in legal fees, an increase in audit fees and corporate consulting costs for the audit of our compliance program. Directors' fees and expenses increased by $72,551, or 40.1 percent, primarily as a result of additional meetings held in the period ended June 30, 2007, as compared with the period ended June 30, 2006, as well as an increase in the monthly retainers paid to Committee Chairs and the Lead Independent Director. Administration and operations expense increased by $9,502, or 1.3 percent, for the six months ended June 30, 2007, as compared with the same period in 2006.

Realized Income and Losses on Investments:

During the six months ended June 30, 2007, we realized net loses on investments of $8,887. During the six months ended June 30, 2006, we realized net gains on investments of $13,453.

During the six months ended June 30, 2007, we realized net losses of $8,887, consisting primarily of realized losses on the sale of U.S. government and agency securities and losses on our investment in Exponential Business Development Company, offset by income from our investment in AlphaSimplex Group, LLC.

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

Net Unrealized Appreciation and Depreciation on Investments:

During the six months ended June 30, 2007, net unrealized depreciation on total investments increased by $4,831,227, or 53.64 percent, from net unrealized depreciation of $9,007,420 at December 31, 2006, to net unrealized depreciation of $13,838,647 at June 30, 2007. During the six months ended June 30, 2006, net unrealized depreciation on total investments increased by $1,469,275, or 32 percent, from net unrealized depreciation of $4,588,550 at December 31, 2005, to net unrealized depreciation of $6,057,825 at June 30, 2006.

During the six months ended June 30, 2007, net unrealized depreciation on our venture capital investments increased by $4,869,552, from $8,450,969 to $13,320,521, owing primarily to decreases in the valuations of our investments in Chlorogen, Inc., of $1,302,951, Evolved Nanomaterial Sciences, Inc., of $2,361,958, Nanomix, Inc., of $459,772, NanoOpto Corporation of $1,415,599 and Questech Corporation of $164,539, offset partially by increases in the valuation of our investments in BridgeLux, Inc., of $369,974, Polatis, Inc., of $174,790 and Kovio, Inc., of $125,000. We also had an increase owing to foreign currency translation of $164,316 on our investment in D-Wave Systems, Inc. Unrealized depreciation on our U.S. government and agency securities portfolio decreased from $556,451 at December 31, 2006, to $518,126 at June 30, 2007.

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

Financial Condition

Six Months ended June 30, 2007

At June 30, 2007, our total assets and net assets were $132,584,447 and $128,222,333, respectively. At December 31, 2006, they were $118,328,590 and $113,930,303, respectively.

At June 30, 2007, net asset value per share was $5.54, as compared with $5.42 at December 31, 2006. At June 30, 2007, our shares outstanding increased to 23,141,924, as compared with 21,015,017 at December 31, 2006.

Significant developments in the six months ended June 30, 2007, included an increase in the value of our venture capital investments of $5,183,717 and an increase in the value of our investment in U.S. government and agency obligations of $9,207,304. The increase in the value of our venture capital investments, from $53,667,831 at December 31, 2006, to $58,851,548 at June 30, 2007, resulted primarily from four new and 10 follow-on investments, partially offset by a net decrease of $4,870,739 in the net value of our previous venture capital investments. The increase in the value of our U.S. government and agency obligations, from $58,656,147 at December 31, 2006, to $67,863,451 at June 30, 2007, is primarily owing to the use of net proceeds of $12,993,168 received through the registered stock offering and proceeds received from stock option exercises of $8,360,029, offset by a payment of $74,454 for federal tax interest and penalties, profit sharing payments of $261,661, net operating expenses and by new and follow-on venture capital investments totaling $10,043,027.

The following table is a summary of additions to our portfolio of venture capital investments during the six months ended June 30, 2007:

New Investment	Amount
Adesto Technologies Corporation	$1,147,826
Ancora Pharmaceuticals, Inc.	$800,000
Ensemble Discovery Corporation	$2,000,000
Lifco, Inc.	$946,528

Follow-on Investment
BridgeLux, Inc.	$584,795
Cambrios Technologies Corporation	$1,300,000
Chlorogen, Inc.	$7,042
Kereos, Inc.	$540,000
Mersana Therapeutics, Inc.	$500,000
Nanomix, Inc.	$680,240
NanoOpto Corporation	$268,654
Nextreme Thermal Solutions, Inc.	$750,000
Polatis, Inc.	$17,942
Solazyme, Inc.	$500,000

Total	$10,043,027

The following tables summarize the fair values of our portfolios of venture capital investments and U.S. government and agency obligations, as compared with their cost, at June 30, 2007, and December 31, 2006:

	June 30, 2007	December 31, 2006

Venture capital investments, at cost	$72,172,069	$62,118,800
Net unrealized depreciation (1)	13,320,521	8,450,969
Venture capital investments,
at value	$58,851,548	$53,667,831

	June 30, 2007	December 31, 2006
U.S. government and agency
obligations, at cost	$68,381,577	$59,212,598
Net unrealized depreciation(1)	518,126	556,451
U.S. government and agency
obligations, at value	$67,863,451	$58,656,147

1)At June 30, 2007, and December 31, 2006, the net accumulated unrealized depreciation on investments was $13,838,647 and $9,007,420, respectively.

The following table summarizes the fair value composition of our venture capital investment portfolio at June 30, 2007, and December 31, 2006.

	June 30, 2007	December 31, 2006
Category

Tiny Technology	99.9%	99.9%
Other Venture Capital Investments	0.1%	0.1%
Total Venture Capital Investments	100.0%	100.0%

Liquidity

Our primary sources of liquidity are cash, receivables and freely marketable securities, net of short-term indebtedness. Our secondary sources of liquidity are restricted securities of companies that are publicly traded.

At June 30, 2007, and December 31, 2006, our total net primary liquidity was $70,661,859 and $61,323,306, respectively, and our secondary liquidity was $0 and $0, respectively.

The increase in our primary liquidity from December 31, 2006, to June 30, 2007, is primarily owing to the proceeds received through the registered stock offering and proceeds received from stock option exercises, offset by the use of funds for investments and payment of net operating expenses.

Capital Resources

On November 29, 2006, we filed a registration statement with the SEC on Form N-2 to register 4,000,000 shares of our common stock. On December 11, 2006, and on April 23, 2007, we filed amended registration statements with the SEC. On May 11, 2007, the SEC declared the registration statement effective. The common stock may be sold at prices and on terms to be set forth in one or more supplements to the prospectus from time to time.

On June 25, 2007, we completed the sale of 1,300,000 shares of our common stock for gross proceeds of $14,027,000; net proceeds of this offering, after placement agent fees and offering costs of $1,033,832, were $12,993,168.

In September 2005, we completed the sale of 3,507,500 common shares, for total gross proceeds of $37,091,813; net proceeds, after offering costs of $565,246, were $36,526,567. We intend to use, and have been using, the net proceeds of this offering to make new investments in tiny technology, as well as for follow-on investments in our existing venture capital investments and for working capital. Through June 30, 2007, we have used $31,741,806 of the net proceeds from this offering for these purposes.

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

We use the simplified calculation of expected life described in the SEC’s Staff Accounting Bulletin 107 because of the lack of historical information about option exercise patterns. Future exercise behavior could be materially different than that which is assumed by the model.

Expected volatility is based on the historical fluctuations in the Company's stock. The Company's stock has historically been volatile, which increases the fair value.

SFAS No. 123(R) requires us to develop an estimate of the number of share-based awards that will be forfeited owing to employee turnover. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after the grant date, is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate proves to be higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which would result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate proves to be lower than the estimated forfeiture rate, then an adjustment will be made to decrease the estimated forfeiture rate, which would result in an increase to the expense recognized in the financial statements. Such adjustments would affect our operating expenses and additional paid-in capital, but would have no effect on our net asset value.

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

Recent Developments — Portfolio Companies

On July 19, 2007, NanoOpto Corporation completed the sale of its assets to API Nanotronics Corp.

On July 27, 2007, we made a $916,928 follow-on investment in BridgeLux, Inc.

On August 3, 2007, we made a $1,000,000 follow-on investment in a privately held tiny technology portfolio company.

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

We also invest in short-term money market instruments, and both short and long-term U.S. government and agency securities. To the extent that we invest in short and long-term U.S. government and agency securities, changes in interest rates may result in changes in the value of these obligations which would result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements, and the quantity and duration of both the short and long-term U.S. government and agency securities held by the Company, and it will vary from period to period. If the average interest rate on U. S. government and agency securities at June 30, 2007, were to increase by 25, 75 and 150 basis points, the weighted average value of these securities held by us at June 30, 2007, would decrease by approximately $212,180, $636,539 and $1,273,079, respectively, and our net asset value would decrease correspondingly.

Most of our investments are denominated in U.S. dollars. We currently have one investment denominated in Canadian dollars. We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates. The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates is $188,076 at June 30, 2007.

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

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the 1934 Act). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures. As of June 30, 2007, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2007 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We consider a company to be a tiny technology company if a product or products, or intellectual property covering a product or products, that we consider to be at the microscale or smaller is material to its business plan. The core business of some of these companies may not be tiny technology-enabled products, and, therefore, their success or failure may not be dependent upon the tiny technology aspects of their business. In addition to developing products that we consider tiny technology, some of these companies may also develop products that we do not consider enabled by tiny technology. Some of these companies will generate revenues from the sale of non-tiny technology-enabled products. Additionally, it is possible that a portfolio company may decide to change its business focus after our initial investment and decide to develop and commercialize non-tiny technology-enabled products.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 3, 2007, we held our Annual Meeting of Shareholders to (1) elect 12 directors of the Company and (2) approve the selection of PricewaterhouseCoopers LLP as the independent registered public accountant.

At the close of business on the record date, March 13, 2007, an aggregate of 21,341,029 shares of common stock were issued and outstanding.

All of the nominees at the May 3, 2007, Annual Meeting were elected as directors:

Nominees	For	Withheld
W. Dillaway Ayres, Jr.	18,759,040	248,578
Dr. C. Wayne Bardin	18,550,813	456,805
Dr. Phillip A. Bauman	18,746,717	260,901
G. Morgan Browne	18,548,111	459,507
Dugald A. Fletcher	18,530,066	477,552
Charles E. Harris	18,472,729	534,889
Douglas W. Jamison	18,566,558	441,060
Dr. Kelly S. Kirkpatrick	18,474,592	533,026
Lori D. Pressman	18,479,919	527,791
Charles E. Ramsey	18,755,334	252,284
James E. Roberts	18,527,178	480,440
Richard P. Shanley	18,723,193	284,425

With respect to proposal number two, described as a proposal “to ratify, confirm and approve the Audit Committee's selection of PricewaterhouseCoopers LLP as the independent registered public accountant for the fiscal year ending December 31, 2007,” the affirmative votes cast were 18,877,267, the negative votes cast were 85,717, those abstaining were 44,632. There were no broker non-votes for either proposal.

Item 6.  Exhibits

31.01*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on behalf of the Registrant and as its chief accounting officer.

Harris & Harris Group, Inc.

By:	/s/ Douglas W. Jamison
Douglas W. Jamison
President and Chief Financial Officer

By:	/s/ Patricia N. Egan
Patricia N. Egan
Chief Accounting Officer and Vice President

Date: August 8, 2007

EXHIBIT INDEX

Exhibit No.	Description

31.01	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.