Form 10-Q
period 2007-09-30
HARRIS & HARRIS GROUP INC /NY/
filed 2007-11-08
CIK 893739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2007
Common Stock, $0.01 par value per share	23,309,148 shares

Harris & Harris Group, Inc.
Form 10-Q, September 30, 2007

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

On June 20, 2007, we received SEC certification for 2006, permitting us to qualify for RIC treatment for 2006 (as we had for the years 1999 through 2005) pursuant to Section 851(e) of the Code. Although the SEC certification for 2006 was issued, there can be no assurance that we will qualify for or receive such certification for subsequent years (to the extent we need additional certification as a result of changes in our portfolio) or that we will actually qualify for Subchapter M treatment in subsequent years. In addition, under certain circumstances, even if we qualified for Subchapter M treatment in a given year, we might take action in a subsequent year to ensure that we would be taxed in that subsequent year as a C Corporation, rather than as a RIC. Because Subchapter M does not permit deduction of operating expenses against long-term capital gains, it is not clear that the Company and its shareholders have paid less taxes since 1999 than they would have paid had the Company remained a C Corporation.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2007	December 31, 2006
	(Unaudited)

ASSETS

Investments, at value (Cost: $143,074,052 at 9/30/07,
$121,331,398 at 12/31/06)	$132,946,492	$112,323,978
Cash and cash equivalents	288,397	2,071,788
Restricted funds	2,533,929	2,149,785
Receivable from broker	0	819,905
Interest receivable	499,079	625,372
Prepaid expenses	142,459	10,945
Other assets	286,123	326,817
Total assets	$136,696,479	$118,328,590

LIABILITIES & NET ASSETS

Accounts payable and accrued liabilities	$4,237,657	$4,115,300
Accrued profit sharing (Note 5)	0	261,661
Deferred rent	16,225	21,326
Total liabilities	4,253,882	4,398,287

Net assets	$132,442,597	$113,930,303

Net assets are comprised of:
Preferred stock, $0.10 par value,
2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares authorized at
9/30/07 and 12/31/06; 25,100,598 issued at 9/30/07 and
22,843,757 issued at 12/31/06	251,006	228,438
Additional paid-in capital (Note 7)	158,170,494	129,801,201
Accumulated net realized loss	(12,507,339)	(3,747,912)
Accumulated unrealized depreciation of investments	(10,127,560)	(9,007,420)
Unrecognized net gain on retirement benefit plans	61,527	61,527
Treasury stock, at cost (1,828,740 shares at 9/30/07
and 12/31/06)	(3,405,531)	(3,405,531)

Net assets	$132,442,597	$113,930,303

Shares outstanding	23,271,858	21,015,017

Net asset value per outstanding share	$5.69	$5.42

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2007	2006	2007	2006
Investment income:
Interest from:
Fixed-income securities	$743,375	$719,619	$2,033,574	$2,302,246
Miscellaneous income	39	0	39	7,500
Total investment income	743,414	719,619	2,033,613	2,309,746

Expenses:
Salaries, benefits and stock-based
compensation (Note 4)	3,230,838	3,151,338	8,409,888	4,741,850
Administration and operations	311,332	242,930	1,049,375	971,471
Profit-sharing provision (Note 5)	0	51,545	0	51,545
Professional fees	155,999	95,742	673,261	483,567
Rent	60,314	59,310	178,634	177,929
Directors’ fees and expenses	80,364	85,287	333,717	266,089
Depreciation	16,734	16,201	47,955	49,097
Custodian fees	5,428	6,056	17,163	18,618
Total expenses	3,861,009	3,708,409	10,709,993	6,760,166

Net operating loss	(3,117,595)	(2,988,790)	(8,676,380)	(4,450,420)

Net realized gain (loss) from investments:
Realized gain from investments	14,828	6,420	5,941	19,873
Income tax expense (benefit) (Note 6)	4,083	(242,352)	88,988	(222,815)
Net realized gain (loss) from
investments	10,745	248,772	(83,047)	242,688

Net decrease (increase) in unrealized
depreciation on investments:
Change on investments held	3,711,087	151,926	(1,120,140)	(1,317,347)
Net decrease (increase) in unrealized
depreciation on investments	3,711,087	151,926	(1,120,140)	(1,317,347)

Net realized and unrealized gain (loss)
from investments	3,721,832	400,698	(1,203,187)	(1,074,659)

Net increase (decrease) in net assets
resulting from operations	$604,237	$(2,588,092)	$(9,879,567)	$(5,525,079)

Per average basic and diluted outstanding share	$0.03	$(0.12)	$(0.45)	$(0.27)

Average outstanding shares	23,235,023	20,756,345	22,084,893	20,756,345

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006

Cash flows used in operating activities:
Net decrease in net assets resulting from operations	$(9,879,567)	$(5,525,079)
Adjustments to reconcile net decrease in net
assets resulting from operations to net cash
used in operating activities:
Net realized and unrealized loss on investments	1,114,199	1,297,473
Depreciation and amortization	31,425	(351,229)
Stock-based compensation expense	5,725,031	2,585,680

Changes in assets and liabilities:
Restricted funds	(384,144)	(282,806)
Receivable from portfolio company	(5,000)	75,000
Receivable from broker	819,905	0
Interest receivable	126,292	(317,199)
Income tax receivable	7,209	(159,199)
Prepaid expenses	(131,514)	(138,258)
Other assets	25,630	0
Accounts payable and accrued liabilities	122,356	268,980
Accrued profit sharing	(261,661)	(1,845,527)
Deferred rent	(5,101)	(7,976)
Current income tax liability	0	(9,438,827)

Net cash used in operating activities	(2,694,940)	(13,838,967)

Cash flows from investing activities:
Purchase of short-term investments and marketable securities	(60,744,292)	(56,380,294)
Sale of short-term investments and marketable securities	56,454,594	96,174,284
Investment in private placements and loans	(17,480,885)	(20,252,341)
Proceeds from sale of investments	51,669	28,295
Purchase of fixed assets	(36,367)	(11,762)

Net cash (used in) provided by investing activities	(21,755,281)	19,558,182

Cash flows from financing activities:
Proceeds from stock option exercises (Note 4)	9,673,662	0
Proceeds from stock offering (Note 7)	12,993,168	0

Net cash provided by financing activities	22,666,830	0

Net (decrease) increase in cash and cash equivalents:
Cash and cash equivalents at beginning of the period	2,071,788	1,213,289
Cash and cash equivalents at end of the period	288,397	6,932,504

Net (decrease) increase in cash and cash equivalents	$(1,783,391)	$5,719,215

Supplemental disclosures of cash flow information:
Income taxes paid	$87,920	$9,354,653

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended	Year Ended
	September 30, 2007	December 31, 2006
	(Unaudited)

Changes in net assets from operations:

Net operating loss	$(8,676,380)	$(7,612,935)
Net realized (loss) gain on investments	(83,047)	258,693
Net increase in unrealized depreciation
on investments held	(1,120,140)	(4,418,870)

Net decrease in net assets resulting
from operations	(9,879,567)	(11,773,112)

Changes in net assets from capital
stock transactions:

Issuance of common stock on offering	13,000	0
Issuance of common stock upon the
exercise of stock options	9,568	2,587
Additional paid-in capital on common
stock issued	22,644,262	2,612,603
Stock-based compensation expense	5,725,031	5,038,956

Net increase in net assets resulting from
capital stock transactions	28,391,861	7,654,146

Changes in net assets from adoption
of SFAS No. 158	0	61,527

Net increase (decrease) in net assets	18,512,294	(4,057,439)

Net assets:

Beginning of the period	113,930,303	117,987,742

End of the period	$132,442,597	$113,930,303

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2007
(Unaudited)

	Method of		Shares/
	Valuation (1)		Principal	Value

Investments in Unaffiliated Companies (2)(3) - 15.98% of
net assets at value

Private Placement Portfolio (Illiquid) - 15.98% of net assets at value

AlphaSimplex Group, LLC (4)(5) -- Investment management company headed by Dr. Andrew W. Lo, holder of the Harris & Harris Group
Chair at MIT
Limited Liability Company Interest	(B	)	1	$125,000

BioVex Group, Inc. (4)(6)(7)(8) - Developing novel biologics for treatment of cancer and infectious disease
Series E Convertible Preferred Stock	(A	)	2,799,552	2,500,000

Exponential Business Development Company (4)(6) -- Venture
capital partnership focused on early stage companies
Limited Partnership Interest	(B	)	1	1,973

Molecular Imprints, Inc. (4)(6) -- Manufacturing nanoimprint lithography capital equipment
Series B Convertible Preferred Stock	(B	)	1,333,333	2,000,000
Series C Convertible Preferred Stock	(B	)	1,250,000	2,500,000
Warrants at $2.00 expiring 12/31/11	(B	)	125,000	0
				4,500,000

Nanosys, Inc. (4)(6)(8) -- Developing zero and one-dimensional inorganic nanometer-scale materials and devices
Series C Convertible Preferred Stock	(C	)	803,428	2,370,113
Series D Convertible Preferred Stock	(C	)	1,016,950	3,000,003
				5,370,116

Nantero, Inc. (4)(6)(8) -- Developing a high-density, nonvolatile, random access memory chip, enabled by carbon nanotubes
Series A Convertible Preferred Stock	(C	)	345,070	1,046,908
Series B Convertible Preferred Stock	(C	)	207,051	628,172
Series C Convertible Preferred Stock	(C	)	188,315	571,329
				2,246,409

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2007
(Unaudited)

	Method of		Shares/
	Valuation (1)		Principal	Value

Investments in Unaffiliated Companies (2)(3) - 15.98% of
net assets at value (cont.)

Private Placement Portfolio (Illiquid) - 15.98% of net assets at value (cont.)

NeoPhotonics Corporation (4)(6) -- Developing and manufacturing optical devices and components
Common Stock	(B	)	716,195	$133,141
Series 1 Convertible Preferred Stock	(B	)	1,831,256	1,831,256
Series 2 Convertible Preferred Stock	(B	)	741,898	741,898
Series 3 Convertible Preferred Stock	(B	)	2,750,000	2,750,000
Warrants at $0.15 expiring 01/26/10	(B	)	16,364	164
Warrants at $0.15 expiring 12/05/10	(B	)	14,063	140
				5,456,599

Polatis, Inc. (4)(6)(8)(9) -- Developing MEMS-based optical
networking components
Series A-1 Convertible Preferred Stock	(B	)	16,775	0
Series A-2 Convertible Preferred Stock	(B	)	71,611	132,653
Series A-4 Convertible Preferred Stock	(B	)	4,774	8,768
Series A-5 Convertible Preferred Stock	(B	)	9,311	76,523
				217,944

Starfire Systems, Inc. (4)(6)(8) -- Producing ceramic-forming polymers
Common Stock	(B	)	375,000	150,000
Series A-1 Convertible Preferred Stock	(C	)	600,000	600,000
				750,000

Total Unaffiliated Private Placement Portfolio (cost: $21,387,846)				$21,168,041

Total Investments in Unaffiliated Companies (cost: $21,387,846)				$21,168,041

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2007
(Unaudited)

	Method of		Shares/
	Valuation (1)		Principal	Value
Investments in Non-Controlled Affiliated Companies (2)(10) -
33.07% of net assets at value

Private Placement Portfolio (Illiquid) - 33.07% of net assets at value

Adesto Technologies Corporation (4)(6)(7)(8) -- Developing
semiconductor-related products enabled at the nanoscale
Series A Convertible Preferred Stock	(A	)	3,416,149	$1,147,826

Ancora Pharmaceuticals Inc. (4)(6)(7)(8) - Developing synthetic carbohydrates for pharmaceutical markets and for internal
drug development programs
Series B Convertible Preferred Stock	(A	)	909,091	800,000
Warrants at $1.06 expiring 05/01/08	(B	)	754,717	0
				800,000

BridgeLux, Inc. (4)(6)(11) -- Manufacturing high-power light emitting diodes
Series B Convertible Preferred Stock	(C	)	1,861,504	1,328,369
Series C Convertible Preferred Stock	(C	)	2,130,699	1,520,466
Warrants at $0.7136 expiring 02/02/2017	(B	)	98,340	0
Warrants at $0.7136 expiring 04/26/2017	(B	)	65,560	0
				2,848,835

Cambrios Technologies Corporation (4)(6)(8) -- Developing
nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock	(C	)	1,294,025	1,294,025
Series C Convertible Preferred Stock	(C	)	1,300,000	1,300,000
				2,594,025

Chlorogen, Inc. (4)(6)(8) -- Developed patented chloroplast
technology to produce plant-made proteins
Series A Convertible Preferred Stock	(B	)	4,478,038	0
Series B Convertible Preferred Stock	(B	)	2,077,930	0
Secured Convertible Bridge Note (including interest)	(B	)	$176,811	0
				0

Crystal IS, Inc. (4)(6)(8) -- Developing single-crystal
aluminum nitride substrates for optoelectronic devices
Series A Convertible Preferred Stock	(C	)	391,571	305,425
Series A-1 Convertible Preferred Stock	(C	)	1,300,376	1,014,294
Warrants at $0.78 expiring 05/05/2013	(B	)	15,231	0
Warrants at $0.78 expiring 05/12/2013	(B	)	2,350	0
Warrants at $0.78 expiring 08/08/2013	(B	)	4,396	0
				1,319,719

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2007 (Unaudited)

	Method of Valuation (1)	Shares/ Principal	Value
Investments in Non-Controlled Affiliated Companies (2)(10) - 33.07% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) - 33.07% of net assets at value (cont.)

CSwitch, Inc. (4)(6)(8) -- Developing next-generation, system-on- a-chip solutions for communications-based platforms
Series A-1 Convertible Preferred Stock	(B)	6,863,118	$3,431,559
Secured Convertible Bridge Note (including interest)	(A)	$529,852	531,129
			3,962,688

D-Wave Systems, Inc. (4)(6)(8)(12) -- Developing high- performance quantum computing systems
Series B Convertible Preferred Stock	(A)	2,000,000	2,008,240
Warrants at $0.85 expiring 10/19/07	(B)	1,800,000	0
			2,008,240

Ensemble Discovery Corporation (4)(6)(7)(8) - Developing DNA Programmed Chemistry for the discovery of new classes of therapeutics and bioassays
Series B Convertible Preferred Stock	(A)	1,449,275	2,000,000

Innovalight, Inc. (4)(6)(8) - Developing renewable energy products enabled by silicon-based nanomaterials
Series B Convertible Preferred Stock	(B)	16,666,666	5,718,216

Kereos, Inc. (4)(6)(8) -- Developing emulsion-based imaging agents and targeted therapeutics to image and treat cancer and cardiovascular disease
Series B Convertible Preferred Stock	(B)	545,456	1,500,000

Kovio, Inc. (4)(6)(8) -- Developing semiconductor products using printed electronics and thin-film technologies
Series C Convertible Preferred Stock	(C)	2,500,000	3,125,000
Series D Convertible Preferred Stock	(C)	800,000	1,000,000
			4,125,000

Lifco, Inc. (4)(6)(7)(8) -- Developing energy solutions using nanostructured materials
Series A Convertible Preferred Stock	(A)	1,208,262	946,528

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2007 (Unaudited)

	Method of Valuation (1)	Shares/ Principal	Value
Investments in Non-Controlled Affiliated Companies (2)(10) - 33.07% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) - 33.07% of net assets at value (cont.)

Mersana Therapeutics, Inc. (4)(6)(8)(13) -- Developing advanced polymers for drug delivery
Series A Convertible Preferred Stock	(B)	68,451	$136,902
Series B Convertible Preferred Stock	(B)	866,500	1,733,000
Warrants at $2.00 expiring 10/21/10	(B)	91,625	0
			1,869,902

Metabolon, Inc. (4)(6)(8) - Discovering biomarkers through the use of metabolomics
Series B Convertible Preferred Stock	(B)	2,173,913	2,500,000

NanoGram Corporation (4)(6)(8) -- Developing a broad suite of intellectual property utilizing nanoscale materials
Series I Convertible Preferred Stock	(B)	63,210	64,259
Series II Convertible Preferred Stock	(B)	1,250,904	1,271,670
Series III Convertible Preferred Stock	(B)	1,242,144	1,262,764
			2,598,693

Nanomix, Inc. (4)(6)(8) -- Producing nanoelectronic sensors that integrate carbon nanotube electronics with silicon microstructures
Series C Convertible Preferred Stock	(B)	977,918	57,905
Series D Convertible Preferred Stock	(B)	6,802,398	402,789
			460,694
NanoOpto Corporation (4)(6)(8)(14) -- Manufactured discrete and integrated optical communications sub-components on a chip by utilizing nano manufacturing and nano coating technology
Series A-1 Convertible Preferred Stock	(B)	267,857	0
Series B Convertible Preferred Stock	(B)	3,819,935	0
Series C Convertible Preferred Stock	(B)	1,932,789	0
Series D Convertible Preferred Stock	(B)	1,397,218	0
Warrants at $0.4359 expiring 03/15/10	(B)	193,279	0
Secured Convertible Bridge Note (including interest)	(B)	$268,654	0
			0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2007 (Unaudited)

	Method of Valuation (1)	Shares/ Principal	Value
Investments in Non-Controlled Affiliated Companies (2)(10) - 33.07% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) - 33.07% of net assets at value (cont.)

Nextreme Thermal Solutions, Inc. (4)(6)(8) -- Developing thin-film thermoelectric devices for cooling and energy conversion
Series A Convertible Preferred Stock	(B)	1,750,000	1,750,000

Questech Corporation (4)(6) -- Manufacturing and marketing proprietary metal and stone decorative tiles
Common Stock	(B)	655,454	$747,217
Warrants at $1.50 expiring 11/21/07	(B)	3,750	0
Warrants at $1.50 expiring 11/19/08	(B)	5,000	0
Warrants at $1.50 expiring 11/19/09	(B)	5,000	0
			747,217

Solazyme, Inc. (4)(6)(8) -- Developing energy-harvesting machinery of photosynthetic microbes to produce industrial and pharmaceutical molecules
Series A Convertible Preferred Stock	(B)	988,204	385,400
Series B Convertible Preferred Stock	(B)	495,246	500,000
			885,400

Xradia, Inc. (4)(6) - Designing, manufacturing and selling ultra high resolution 3D x-ray microscopes and fluorescence imaging systems
Series D Convertible Preferred Stock	(A)	3,121,099	4,000,000

Zia Laser, Inc. (4)(6)(8)(15) -- Developed quantum dot semiconductor lasers
Series C Convertible Preferred Stock	(B)	1,500,000	15,000

Total Non-Controlled Private Placement Portfolio (cost: $51,290,257)			$43,797,983

Total Investments in Non-Controlled Affiliated Companies (cost: $51,290,257)			$43,797,983

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2007 (Unaudited)

	Method of Valuation (1)	Shares/ Principal	Value
Investments in Controlled Affiliated Companies (2)(16) - 3.25% of net assets at value

Private Placement Portfolio (Illiquid) - 3.25% of net assets at value

Evolved Nanomaterial Sciences, Inc. (4)(6)(8)(17) -- Developed nanoscale-enhanced approaches for the resolution of chiral molecules
Series A Convertible Preferred Stock	(B)	5,870,021	$0

SiOnyx, Inc. (4)(6)(8) -- Developing silicon-based optoelectronic products enabled by its proprietary "Black Silicon"
Series A Convertible Preferred Stock	(C)	233,499	135,686
Series A-1 Convertible Preferred Stock	(C)	2,966,667	1,723,930
Series A-2 Convertible Preferred Stock	(C)	4,207,537	2,445,000
			4,304,616

Total Controlled Private Placement Portfolio (cost: $6,885,000)			$4,304,616

Total Investments in Controlled Affiliated Companies (cost: $6,885,000)			$4,304,616

Total Private Placement Portfolio (cost: $79,563,103)			$69,270,640

U.S. Government and Agency Securities - 48.08% of net assets at value
U.S. Treasury Bill -- due date 11/23/07	(J)	380,000	$377,971
U.S. Treasury Bill -- due date 02/21/08	(J)	6,500,000	6,399,835
U.S. Treasury Notes -- due date 02/15/08, coupon 3.375%	(H)	15,005,000	14,962,836
U.S. Treasury Notes -- due date 05/15/08, coupon 3.75%	(H)	9,000,000	8,976,780
U.S. Treasury Notes -- due date 09/15/08, coupon 3.125%	(H)	5,000,000	4,956,650
U.S. Treasury Notes -- due date 01/15/09, coupon 3.25%	(H)	3,000,000	2,973,990
U.S. Treasury Notes -- due date 02/15/09, coupon 4.50%	(H)	5,100,000	5,134,680
U.S. Treasury Notes -- due date 04/15/09, coupon 3.125%	(H)	3,000,000	2,963,190
U.S. Treasury Notes -- due date 07/15/09, coupon 3.625%	(H)	3,000,000	2,982,900
U.S. Treasury Notes -- due date 10/15/09, coupon 3.375%	(H)	3,000,000	2,965,770
U.S. Treasury Notes -- due date 01/15/10, coupon 3.625%	(H)	3,000,000	2,977,020
U.S. Treasury Notes -- due date 04/15/10, coupon 4.00%	(H)	3,000,000	3,000,240
U.S. Treasury Notes -- due date 07/15/10, coupon 3.875%	(H)	3,000,000	2,991,330
U.S. Treasury Notes -- due date 10/15/10, coupon 4.25%	(H)	2,000,000	2,012,660

Total Investments in U.S. Government and Agency Securities (cost: $63,510,949)			$63,675,852

Total Investments (cost: $143,074,052)			$132,946,492

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2007 (Unaudited)

Notes to Consolidated Schedule of Investments

(1)	See Footnote to Consolidated Schedule of Investments on page 14 for a description of the Valuation Procedures.

(2)
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

(3)
The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $21,387,846. The gross unrealized appreciation based on the tax cost for these securities is $1,846,158. The gross unrealized depreciation based on the tax cost for these securities is $2,065,963.

(4)	Legal restrictions on sale of investment.

(5)	On October 30, 2007, AlphaSimplex Group, LLC, was acquired by Natixis Global Asset Management.

(6)	Represents a non-income producing security. Equity investments that have not paid dividends within the last 12 months are considered to be non-income producing.

(7)	Initial investment was made during 2007.

(8)
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

(10)
The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $51,290,257. The gross unrealized appreciation based on the tax cost for these securities is $4,262,547. The gross unrealized depreciation based on the tax cost for these securities is $11,754,821.

(11)	BridgeLux, Inc., was previously named eLite Optoelectronics, Inc.

(12)
D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave Systems, Inc., through D-Wave USA, a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. See "Note 3. Summary of Significant Accounting Policies."

(13)	Mersana Therapeutics, Inc., was previously named Nanopharma Corp.

(14)	On July 19, 2007, NanoOpto Corporation sold its assets to API Nanotronics, Inc.

(15)	On November 30, 2006, the assets of Zia Laser, Inc., were acquired by Innolume, Inc.

(16)
The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $6,885,000. The gross unrealized appreciation based on the tax cost for these securities is $219,616. The gross unrealized depreciation based on the tax cost for these securities is $2,800,000.

(17)	On September 30, 2007, Evolved Nanomaterial Sciences, Inc., filed for Chapter 7 bankruptcy.

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

As of September 30, 2007, we do not have any investments in intellectual property or patents or research and development in technologies or products.

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

All Other Investments

K. All other investments are reported at fair value as determined in good faith by the Valuation Committee. As of September 30, 2007, we do not have any of these investments.

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

Harris & Harris Enterprises, Inc.,SM is a 100 percent wholly owned subsidiary of the Company. Harris & Harris Enterprises, Inc., is a partner in Harris Partners I, L.P.,SM and is taxed under Subchapter C of the Code (a “C Corporation”). Harris Partners I, L.P, is a limited partnership and owns our interest in AlphaSimplex Group, LLC. The partners of Harris Partners I, L.P., are Harris & Harris Enterprises, Inc., (sole general partner) and Harris & Harris Group, Inc., (sole limited partner). Harris & Harris Enterprises, Inc., pays taxes on any non-passive investment income generated by Harris Partners I, L.P. The Company consolidates the results of its subsidiaries for financial reporting purposes.

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

Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities as of September 30, 2007 and December 31, 2006, and the reported amounts of revenues and expenses for the three months and nine months ended September 30, 2007 and 2006. The most significant estimates relate to the fair valuations of certain of our investments. Actual results could differ from these estimates.

Cash and Cash Equivalents. Cash and cash equivalents include money market instruments with maturities of less than three months.

Portfolio Investment Valuations. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the SEC. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") At September 30, 2007, our financial statements include private venture capital investments valued at $69,270,640, the fair values of which were determined in good faith by, or under the direction, of the Board of Directors. Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material.

Foreign Currency Translation. The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. For the nine months ended September 30, 2007, included in the net decrease in unrealized depreciation on investments was a $291,796 gain resulting from foreign currency translation.

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

Income Taxes. As we intend to qualify as a RIC under Subchapter M of the Internal Revenue Code, the Company does not provide for income taxes. Our taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes."

However, we pay federal, state and local income taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is a C corporation. See "Note 6. Income Taxes."

In June 2006, the FASB issued Interpretation 48, "Accounting for Uncertainty in Income Taxes" (“FIN 48”), an interpretation of SFAS No. 109. FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007, which had no effect on the Company's financial statements. The Company recognizes interest and penalties in income tax expense. See Note 6 for further discussion.

Restricted Funds. The Company maintains a rabbi trust for the purposes of accumulating funds to satisfy the obligations incurred by us for the Supplemental Executive Retirement Plan ("SERP") under the employment agreement with Charles E. Harris.

Property and Equipment. Property and equipment are included in "Other Assets" and are carried at cost, less accumulated depreciation of $319,140. Depreciation is provided using the straight-line method over the estimated useful lives of the premises and equipment.

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

On July 11, 2006, the Company filed an application with the SEC regarding certain provisions of the Stock Plan, and on July 11, 2007, the Company responded to comments from the SEC on the application. In the event that the SEC provides the exemptive relief requested by the application, and we receive any additional stockholder approval required by the SEC, the Compensation Committee may, in the future, authorize awards under the Stock Plan to non-employee directors of the Company and authorize grants of restricted stock to employees.

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

On June 26, 2006, the Compensation Committee of the Board of Directors of the Company approved individual stock option awards for certain officers and employees of the Company. Both non-qualified stock options ("NQSOs") and incentive stock options ("ISOs"), subject to the limitations of Section 422 of the Internal Revenue Code, were awarded under the Stock Plan. The terms and conditions of the stock options granted were determined by the Compensation Committee and set forth in award agreements between the Company and each award recipient. Options to purchase a total of 3,958,283 shares of stock were granted with vesting periods ranging from December 2006 to June 2014 and with an exercise price of $10.11. Upon exercise, the shares will be issued from our previously authorized shares. The full Board of Directors ratified and approved the grants on August 3, 2006, on which date the Company's common stock price fluctuated between $9.76 and $10.00.

On June 27, 2007, the Compensation Committee of the Board of Directors of the Company approved a new grant of individual NQSO awards for certain officers and employees of the Company. The grant and exercise price were approved by the full Board of Directors on June 27, 2007. The terms and conditions of the stock options granted were determined by the Compensation Committee and set forth in award agreements between the Company and each award recipient entered into on that date. Options to purchase a total of 1,700,609 shares of stock were granted with vesting periods ranging from December 2007 to June 2014 and with an exercise price of $11.11, which was the closing volume weighted average price of our shares of common stock on June 27, 2007. Upon exercise, the shares would be issued from our previously authorized but unissued shares.

The Company accounts for the Stock Plan in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment,” which requires that we determine the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, and record these amounts as an expense in the Statement of Operations over the vesting period with a corresponding increase to our additional paid-in capital. At September 30, 2007, the increase to our operating expenses was offset by the increase to our additional paid-in capital, resulting in no net impact to our net asset value. Additionally, the Company does not record the tax benefits associated with the expensing of stock options, because the Company currently intends to qualify as a RIC under Subchapter M of the Code.

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

		Number	Expected	Expected	Expected	Risk-free	Fair
	Contractual	of Options	Term	Volatility	Dividend	Interest	Value
Type of Award	Term	Granted	in Yrs	Factor	Yield	Rates	Per Share

Non-qualified stock options	1.5 Years	380,000	1	42.6%	0%	4.93%	$2.11
Non-qualified stock options	2.5 Years	600,540	2	40.1%	0%	4.91%	$2.92
Non-qualified stock options	3.5 Years	338,403	3	44.7%	0%	4.93%	$3.94
Non-qualified stock options	9 Years	381,666	Ranging from 4.75- 6.28	Ranging from 57.8% to 59.9%	0%	Ranging from 4.97% to 5.01%	Ranging from $5.92 to $6.85
Total		1,700,609

For the three months and nine months ended September 30, 2007, the Company recognized $2,302,394 and $5,725,031 of compensation expense in the Consolidated Statements of Operations, respectively. As of September 30, 2007, there was approximately $10,137,379 of unrecognized compensation cost related to unvested stock option awards. This cost is expected to be recognized over a weighted-average period of approximately 1.6 years.

For the three months ended September 30, 2007, a total of 129,934 options were exercised for total proceeds to the Company of $1,313,633. For the nine months ended September 30, 2007, a total of 956,841 options were exercised for total proceeds to the Company of $9,673,662.

For the three months and nine months ended September 30, 2007, the calculation of the net decrease in net assets resulting from operations per share excludes the stock options because such options were anti-dilutive. The options may be dilutive in future periods in which there is a net increase in net assets resulting from operations, in the event that there is a significant increase in the average stock price in the stock market or significant decreases in the amount of unrecognized compensation cost.

A summary of the changes in outstanding stock options is as follows:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining	Aggregate
		Exercise	Grant Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (Yrs)	Value

Options Outstanding at January 1, 2007	3,699,611	$10.11	$4.43
Granted	1,700,609	$11.11	$3.68	3.68
Exercised	(956,841)	$10.11	$1.94
Forfeited or Expired	- .
Options Outstanding at September 30, 2007	4,443,379	$10.49	$4.68	4.58	$1,453,668
Options Exercisable at September 30, 2007	1,062,195	$10.11	$5.34	5.42	$562,963
Options Exercisable and Expected to be Exercisable at September 30, 2007	4,060,974	$10.52	$4.63	4.56	$1,259,697

The aggregate intrinsic value in the table above with respect to options outstanding, exercisable and expected to be exercisable, is calculated as the difference between the Company's closing stock price of $10.64 on the last trading day of the third quarter of 2007 and the exercise price, multiplied by the number of in-the-money options. This represents the total pre-tax intrinsic value that would have been received by the option holders had all options been fully vested and all option holders exercised their awards on September 30, 2007.

For the nine months ended September 30, 2007, the aggregate intrinsic value of the 956,841 options exercised was $1,674,126.

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

At September 30, 2007, and December 31, 2006, we accrued $0 and $261,661, respectively, for profit sharing. On March 1, 2006, the Company paid $1,897,072 to plan participants (employees and former employees), which represented approximately 90 percent of the total estimated profit-sharing payment for 2005. The balance of $261,661 was paid on January 31, 2007, upon finalization of our tax returns.

NOTE 6. INCOME TAXES

We filed for the 1999 tax year to elect treatment as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code") and qualified for the same treatment for the years 2000 through 2006. On June 20, 2007, we received SEC certification for 2006 pursuant to Section 851(e) of the Code. However, there can be no assurance that we will qualify as a RIC for 2007 or subsequent years. In addition, under certain circumstances, even if we qualified for Subchapter M treatment for a given year, we might take action in a subsequent year to ensure that we would be taxed in that subsequent year as a C Corporation, rather than as a RIC. As a RIC, we must, among other things, distribute at least 90 percent of our investment company taxable income and may either distribute or retain our realized net capital gains on investments.

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

For federal tax purposes, the Company’s 2004 through 2006 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the Company’s 2004 through 2006 tax years remain open for examination by the tax authorities under a four year statute of limitations.

For the nine months ended September 30, 2007, we paid $74,454 in federal income tax interest and penalties related to the Built-In Gains recognized in the Company's 2005 tax year, which is included in income tax expense. During the third quarter of 2007, we paid $851 in federal, state and local income taxes. At September 30, 2007, we had $0 accrued for federal, state and local taxes payable by the Company.

We pay federal, state and local taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is taxed as a C Corporation. For the three months ended September 30, 2007, our income tax expense for Harris & Harris Enterprises, Inc., was $3,232. For the three months ended September 30, 2006, our income tax benefit for Harris & Harris Enterprises, Inc., was $7,571. For the nine months ended September 30, 2007, and 2006, our income tax expense for Harris & Harris Enterprises, Inc., was $3,232 and $9,475, respectively.

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

NOTE 8. CHANGE IN NET ASSETS PER SHARE

The following table sets forth the computation of basic and diluted per share net increases in net assets resulting from operations for the three and nine months ended September 30, 2007, and September 30, 2006, respectively.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2007	2006	2007	2006
Numerator for increase (decrease) in net assets per share	$604,237	$(2,588,092)	$(9,879,567)	$(5,525,079)
Denominator for basic and diluted weighted average shares	23,235,023	20,756,345	22,084,893	20,756,345
Basic and diluted net increase (decrease) in net assets per share resulting from operations	$0.03	$(0.12)	$(0.45)	$(0.27)

NOTE 9. SUBSEQUENT EVENTS

On October 11, 2007, we made a $1,993,568 follow-on investment in Innovalight, Inc.

On October 16, 2007, we made a $58,582 follow-on investment that has not yet been announced in a privately held tiny technology portfolio company.

On October 17, 2007, we made a $160,723 new investment that has not yet been announced in a privately held tiny technology portfolio company.

On October 24, 2007, we made a $50,000 new investment that has not yet been announced in a privately held tiny technology portfolio company.

On October 30, 2007, we received proceeds of $123,000 from the sale of the assets of AlphaSimplex Group, LLC, to Natixis Global Asset Management.

On November 7, 2007, we made an $851,393 follow-on investment that has not yet been announced in a privately held tiny technology portfolio company.

HARRIS & HARRIS GROUP, INC. FINANCIAL HIGHLIGHTS (Unaudited)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2007	2006	2007	2006

Per Share Operating Performance
Net asset value per share, beginning
of period	$5.54	$5.54	$5.42	$5.68

Net operating (loss)*	(0.13)	(0.14)	(0.39)	(0.22)
Net realized income (loss)
on investments*	0.00	0.01	(0.01)	0.01
Net (increase) decrease in unrealized
depreciation as a result of sales*	0.00	0.00	(0.00)	0.00
Net decrease (increase) in unrealized
depreciation on investments held*	0.16	0.01	(0.05)	(0.06)
Total from investment operations*	0.03	(0.12)	(0.45)	(0.27)

Net increase as a result of stock-
based compensation*	0.10	0.12	0.26	0.13
Net increase as a result of stock-
offering	0.00	0.00	0.26	0.00
Net increase as a result of proceeds
from exercise of options	0.02	0.00	0.20	0.00
Total increase from capital
stock transactions	0.12	0.12	0.72	0.13

Net asset value per share, end
of period	$5.69	$5.54	$5.69	$5.54
Stock price per share, end
of period	$10.64	$12.28	$10.64	$12.28
Total return based on stock price (1)	(5.00)%	11.23%	(11.99)%	(11.65)%

Supplemental Data:

Net assets, end of period	$132,442,597	$115,048,343	$132,442,597	$115,048,343

Ratio of expenses to average
net assets (1)	3.0%	3.2%	8.8%	5.8%

Ratio of net operating income (loss) to
average net assets (1)	(2.4)%	(2.6)%	(7.1)%	(3.8)%

Cash dividend paid per share	$0.00	$0.00	$0.00	$0.00

Deemed dividend per share	$0.00	$0.00	$0.00	$0.00

Number of shares outstanding,
end of period	23,271,858	20,756,345	23,271,858	20,756,345

* Based on Average Shares Outstanding

(1) Not annualized

The accompanying notes are an integral part of this schedule.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the Company's unaudited September 30, 2007 Consolidated Financial Statements and the Company's audited 2006 Consolidated Financial Statements and notes thereto.

Background and Overview

We incorporated under the laws of the state of New York in August 1981. In 1983, we completed an initial public offering and invested $406,936 in Otisville BioTech, Inc., which also completed an initial public offering later that year. In 1984, Charles E. Harris purchased a controlling interest in us, which also made him the control person of Otisville. We then divested our other assets and became a financial services company, with the investment in Otisville as the initial focus of our business activity.

In 1992, we registered as an investment company under the 1940 Act, commencing operations as a closed-end, non-diversified investment company. In 1995, we elected to become a business development company subject to the provisions of Sections 55 through 65 of the 1940 Act.

Throughout our corporate history, we have made early stage venture capital investments in private and public companies in a variety of industries. We define venture capital investments as investments in start-up firms and small businesses with exceptional growth potential. We have invested a substantial portion of our assets in venture capital investments of development stage or start-up companies. These businesses tend to be thinly capitalized, unproven, small companies that lack management depth, have little or no history of operations and are developing unproven technologies. At September 30, 2007, $69,270,640, or 52.30 percent, of our net assets at fair value consisted of private venture capital investments, net of unrealized depreciation of $10,292,463. At December 31, 2006, $53,667,831, or 47.1 percent, of our net assets at fair value consisted of private venture capital investments, net of unrealized depreciation of $8,450,969.

Since our investment in Otisville in 1983 through September 30, 2007, we have made a total of 78 venture capital investments, including four private placement investments in securities of publicly traded companies. We have sold 44 of these 78 investments, realizing total proceeds of $143,614,382 on our invested capital of $51,229,202. As measured from first dollar in to last dollar out, the average and median holding periods for these 44 investments were 3.63 years and 3.19 years, respectively. As measured by the 149 separate rounds of investment within these 44 investments, the average and median holding periods for the 149 separate rounds of investment were 2.84 years and 2.44 years, respectively.

In 1994, we made our first tiny technology investment. From August 2001 through September 30, 2007, all 36 of our initial investments have been in tiny technology. From August 2001 through September 30, 2007, we have invested a total (before any subsequent write-ups, write-downs or dispositions) of $83,520,974 in tiny technology.

The following is a summary of our initial and follow-on investments in tiny technology from 2001 to the present. We consider a "round led" to be a round where we were the new investor or the leader of a set of new investors in an investee company. Typically, but not always, the lead investor negotiates the price and terms of a deal with the investee company.

	2001	2002	2003	2004	2005	2006	YTD 9/30/07

Total Incremental Investments	$489,999	$6,240,118	$3,812,600	$14,837,846	$16,251,339	$24,408,187	$17,480,885

No. of New Investments	1	7	5	8	4	6	5

No. of Follow-On Investment Rounds	0	1	5	21	13	14	17

No. of Rounds Led	0	1	0	2	0	7	2

Average Dollar Amount - Initial	$489,999	$784,303	$437,156	$911,625	$1,575,000	$2,383,424	$1,478,871

Average Dollar Amount - Follow-On	N/A	$750,000	$325,364	$359,278	$765,488	$721,974	$593,325

We currently have 32 tiny technology companies in our portfolio, including one tiny technology company we invested in prior to August 2001. At September 30, 2007, from first dollar in, the average and median holding periods for these 32 venture capital investments were 3.03 years and 2.80 years, respectively.

We currently have in our portfolio 28 tiny technology companies that we define as going concerns. At September 30, 2007, from first dollar in, the average and median holding periods for these 28 venture capital investments were 2.96 and 2.80 years, respectively.

We have disposed of five of our initial investments made between August 2001 and September 30, 2007. We sold one, NanoGram Devices Corp., for a gain of $1,936,745, and we sold four for a total loss of $5,048,043.

We value our private venture capital investments each quarter as determined in good faith by our Valuation Committee, a committee of all of our independent directors, within guidelines established by our Board of Directors in accordance with the 1940 Act. (See "Footnote to Consolidated Schedule of Investments" contained in "Consolidated Financial Statements.")

In the years 2001 through September 30, 2007, the Company recorded the following gross write-ups in privately held securities as a percentage of net assets at the beginning of the year ("BOY"), gross write-downs in privately held securities as a percentage of net assets at the beginning of the year, and net write-ups/(write-downs) in privately held securities as a percentage of net assets at the beginning of the year.

	2001	2002	2003	2004	2005	2006	YTD 9/30/07

Net Asset Value, ("BOY")	$31,833,475	$24,334,770	$27,256,046	$40,682,738	$74,744,799	$117,987,742	$113,930,303

Gross Write-Downs During Year	$(2,532,730)	$(5,400,005)	$(1,256,102)	$(5,711,229)	$(3,450,236)	$(4,211,323)	$(6,870,501)

Gross Write-Ups During Year	$1,528,866	$285	$847,578	$6,288,397	$23,485,176	$279,363	$5,029,008

Gross Write-Downs as a Percentage of Net Asset Value, BOY	-7.96%	-22.19%	-4.61%	-14.04%	-4.62%	-3.57%	-6.03%

Gross Write-Ups as a Percentage of Net Asset Value, BOY	4.80%	0%	3.11%	15.46%	31.42%	0.24%	4.41%

Net Write-Downs/Write-Ups as a Percentage of Net Asset Value, BOY	-3.15%	-22.19%	-1.49%	1.42%	26.8%	-3.33%	-1.62%

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

Results of Operations

Three months ended September 30, 2007, as compared to the three months ended September 30, 2006

In the three months ended September 30, 2007, we had a net increase in net assets resulting from operations of $604,237. In the three months ended September 30, 2006, we had a net decrease in net assets resulting from operations of $2,588,092.

Investment Income and Expenses:

We had net operating losses of $3,117,595 and $2,988,790 for the three months ended September 30, 2007, and September 30, 2006, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expenses for stock-based compensation. During the three months ended September 30, 2007, and 2006, total investment income was $743,414 and $719,619, respectively. During the three months ended September 30, 2007, and 2006, total operating expenses were $3,861,009 and $3,708,409, respectively, including $2,302,394 and $2,470,135 in non-cash expenses for stock-based compensation.

During the three months ended September 30, 2007, as compared with the same period in 2006, investment income increased from $719,619 to $743,414, owing to an increase in our average holdings of U.S. government and agency securities. During the three months ended September 30, 2007, our average holdings of such securities were $67,656,776, as compared with $63,533,891 at September 30, 2006.

Operating expenses, including non-cash, stock-based compensation expenses, were $3,861,009 and $3,708,409 for the three months ended September 30, 2007, and September 30, 2006, respectively. The increase in operating expenses for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, was primarily owing to increases in salaries, benefits and stock-based compensation expense, increases in administration and operations expense and professional fees. Salaries, benefits and stock-based compensation expense increased by $79,500, or 2.5 percent, through September 30, 2007, as compared to September 30, 2006, owing to an increase in our head count as compared with that of the same period in 2006. At September 30, 2007, we had 13 full-time employees and one part-time employee, as compared with 10 full-time employees and one part-time employee at September 30, 2006. Administration and operations expense increased by $68,402, or 28.2 percent, through September 30, 2007, as compared to September 30, 2006, owing to an increase in NASDAQ Global Market fees of approximately $15,000 related to the increase in our number of outstanding shares, as well as to an increase in office and travel expenses related to the increase in headcount. Professional fees increased by $60,257, or 62.9 percent, primarily as a result of an increase in legal, accounting and consulting fees.

Realized Income and Losses on Investments:

We had realized net gains on investments of $14,828 and $6,420 during the three months ended September 30, 2007, and September 30, 2006, respectively.

During the three months ended September 30, 2007, we realized net gains of $14,828, consisting primarily of realized gains on the sale of U.S. government and agency securities and a gain realized from a distribution from Exponential Business Development Company.

  During the three months ended September 30, 2006, we realized net gains of $6,420, consisting of income from our investments in AlphaSimplex Group, LLC and Exponential Business Development Company. During the three months ended September 30, 2006, we realized a net tax benefit of $242,352 related to taxes incurred in 2005.

Net Unrealized Appreciation and Depreciation on Portfolio Securities:

During the three months ended September 30, 2007, net unrealized depreciation on total investments decreased by $3,711,087, or 26.8 percent, from net unrealized depreciation of $13,838,647 at June 30, 2007, to net unrealized depreciation of $10,127,560 at September 30, 2007. Net unrealized depreciation on total investments decreased by $151,928, or 2.5 percent, during the three months ended September 30, 2006, from net unrealized depreciation of $6,057,825 at June 30, 2006, to net unrealized depreciation of $5,905,897 at September 30, 2006.

During the three months ended September 30, 2007, net unrealized depreciation on our venture capital investments decreased by $3,028,058, from $13,320,521 to $10,292,463, owing primarily to increases in the valuations of our investments in AlphaSimplex Group, LLC, of $113,964, CSwitch, Inc., of $48,935, Exponential Business Development Company of $1,973, Innovalight, Inc., of $3,218,216 and SiOnyx, Inc., of $899,566, partially offset by decreases in the valuations of our investments in BridgeLux, Inc., of $41,605, Chlorogen, Inc., of $23,122, Evolved Nanomaterial Sciences, Inc., of $438,042, Nanomix, Inc., of $549,774, NanoOpto Corporation of $60,000, Polatis, Inc., of $184,323 and Questech Corporation of $85,210. We also had an increase in the value of our investment in D-Wave Systems, Inc., of $127,480 owing to foreign currency translation. Unrealized depreciation on our U.S. government and agency securities portfolio decreased from $518,126 at June 30, 2007, to an unrealized appreciation of $164,903 at September 30, 2007.

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

Nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006

In the nine months ended September 30, 2007, we had a net decrease in net assets resulting from operations of $9,879,567. In the nine months ended September 30, 2006, we had a net decrease in net assets resulting from operations of $5,525,079.

Investment Income and Expenses:

We had net operating losses of $8,676,380 and $4,450,420 for the nine months ended September 30, 2007, and September 30, 2006, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash, stock-based compensation expenses. During the nine months ended September 30, 2007, and 2006, total investment income was $2,033,613 and $2,309,746, respectively. During the nine months ended September 30, 2007, and 2006, total operating expenses were $10,709,993 and $6,760,166, respectively, including non-cash, stock-based compensation expenses.

During the first nine months of 2007, as compared with the same period in 2006, investment income decreased from $2,309,746 to $2,033,613, owing to a decrease in our average holdings throughout the period of U.S. government and agency securities. During the nine months ended September 30, 2007, our average holdings of such securities were $62,541,791, as compared with $71,843,823 at September 30, 2006.

Operating expenses, including non-cash, stock-based compensation expenses, were $10,709,993 and $6,760,166 for the nine months ended September 30, 2007, and September 30, 2006, respectively. The increase in operating expenses for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, was primarily owing to increases in salaries, benefits and stock-based compensation expense and increases in administration and operations expense, professional fees and directors' fees and expenses. Salaries, benefits and non-cash, stock-based compensation expense increased by $3,668,038, or 77.4 percent, through September 30, 2007, as compared to September 30, 2006, primarily as a result of an increase in non-cash expense of $3,139,351 through September 30, 2007, associated with the Stock Plan. While the non-cash, stock-based, compensation expense for the Stock Plan increased our operating expenses by $5,725,031, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value. The non-cash, stock-based, compensation expense and corresponding increase to our additional paid-in capital may increase in future quarters. Salaries and benefits also increased for the nine months ended September 30, 2007, owing to an increase in our head count as compared with that of the same period in 2006. At September 30, 2007, we had 13 full-time employees and one part-time employee, as compared with 10 full-time employees and one part-time employee at September 30, 2006. Administration and operations expense increased by $77,904, or 8.0 percent, for the nine months ended September 30, 2007, as compared with the same period in 2006 owing to increased office-related expenses and travel costs. Professional fees increased by $189,694, or 39.2 percent, primarily as a result of an increase in legal fees, an increase in audit fees and corporate consulting costs for the audit of our compliance program. Directors' fees and expenses increased by $67,628, or 25.4 percent, primarily as a result of additional meetings held in the period ended September 30, 2007, as compared with the period ended September 30, 2006, as well as an increase in the monthly retainers paid to Committee Chairs and the Lead Independent Director.

Realized Income and Losses on Investments:

During the nine months ended September 30, 2007, we realized net gains on investments of $5,941. During the nine months ended September 30, 2006, we realized net gains on investments of $19,873.

During the nine months ended September 30, 2007, we realized net gains of $5,941, consisting primarily of net realized losses on the sale of U.S. government and agency securities, offset by income from our investments in AlphaSimplex Group, LLC and Exponential Business Development Company.

 During the nine months ended September 30, 2006, we realized net gains of $19,873, consisting primarily of proceeds received from the liquidation of Optiva, Inc., and proceeds received from Exponential Business Development Company, offset by net losses realized on our investment in AlphaSimplex Group, LLC. During 2005, we deemed the securities we held in Optiva, Inc., to be worthless and realized a loss of $1,619,245. At December 31, 2005, we recorded a $75,000 receivable for estimated proceeds from the final payment on Optiva, Inc., bridge notes. During the first quarter of 2006, we received payment of $95,688 from these bridge notes, resulting in the realized gain of $20,688 on Optiva, Inc. These gains were offset by a net reduction in value of $10,757 of our investment in AlphaSimplex Group, LLC. During the nine months ended September 30, 2006, we realized tax benefits of $222,815 for 2005 taxes.

Net Unrealized Appreciation and Depreciation on Investments:

During the nine months ended September 30, 2007, net unrealized depreciation on total investments increased by $1,120,140, or 12.44 percent, from net unrealized depreciation of $9,007,420 at December 31, 2006, to net unrealized depreciation of $10,127,560 at September 30, 2007. During the nine months ended September 30, 2006, net unrealized depreciation on total investments increased by $1,317,347, or 28.7 percent, from net unrealized depreciation of $4,588,550 at December 31, 2005, to net unrealized depreciation of $5,905,897 at September 30, 2006.

 During the nine months ended September 30, 2007, net unrealized depreciation on our venture capital investments increased by $1,841,494, from $8,450,969 to $10,292,463, owing primarily to decreases in the valuations of our investments in Chlorogen, Inc., of $1,326,073, Evolved Nanomaterial Sciences, Inc., of $2,800,000, Nanomix, Inc., of $1,009,546, NanoOpto Corporation of $1,475,599, Polatis, Inc., of $9,534 and Questech Corporation of $249,749, offset partially by increases in the valuation of our investments in AlphaSimplex Group, LLC, of $113,964, BridgeLux, Inc., of $328,369, CSwitch, Inc., of $48,935, Exponential Business Development Company of $1,973, Innovalight, Inc., of $3,218,216, Kovio, Inc., of $125,000 and SiOnyx, Inc., of $899,566. We also had an increase owing to foreign currency translation of $291,796 on our investment in D-Wave Systems, Inc. Unrealized depreciation on our U.S. government and agency securities portfolio decreased from $556,451 at December 31, 2006, to unrealized appreciation of $164,903 at September 30, 2007.

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

Financial Condition

Nine Months ended September 30, 2007

At September 30, 2007, our total assets and net assets were $136,696,479 and $132,442,597, respectively. At December 31, 2006, they were $118,328,590 and $113,930,303, respectively.

At September 30, 2007, net asset value per share was $5.69, as compared with $5.42 at December 31, 2006. At September 30, 2007, our shares outstanding increased to 23,271,858, as compared with 21,015,017 at December 31, 2006.

Significant developments in the nine months ended September 30, 2007, included an increase in the value of our venture capital investments of $15,602,809 and an increase in the value of our investment in U.S. government and agency obligations of $5,019,705. The increase in the value of our venture capital investments, from $53,667,831 at December 31, 2006, to $69,270,640 at September 30, 2007, resulted primarily from five new and 17 follow-on investments, partially offset by a net decrease of $1,841,494 in the net value of our venture capital investments. The increase in the value of our U.S. government and agency obligations, from $58,656,147 at December 31, 2006, to $63,675,852 at September 30, 2007, is primarily owing to the use of net proceeds of $12,993,168 received through a registered stock offering and proceeds received from stock option exercises of $9,673,662, offset by a payment of $74,454 for federal tax interest and penalties, profit sharing payments of $261,661, net operating expenses and by new and follow-on venture capital investments totaling $17,480,885.

The following table is a summary of additions to our portfolio of venture capital investments during the nine months ended September 30, 2007:

New Investment	Amount
Adesto Technologies Corporation	$1,147,826
Ancora Pharmaceuticals, Inc.	$800,000
BioVex Group, Inc.	$2,500,000
Ensemble Discovery Corporation	$2,000,000
Lifco, Inc.	$946,528

Follow-on Investment
BridgeLux, Inc.	$350,877
BridgeLux, Inc.	$233,918
BridgeLux, Inc.	$916,928
Cambrios Technologies Corporation	$1,300,000
Chlorogen, Inc.	$7,042
CSwitch, Inc.	$32,624
CSwitch, Inc.	$529,852
Kereos, Inc.	$540,000
Kovio, Inc.	$1,000,000
Mersana Therapeutics, Inc.	$500,000
Nanomix, Inc.	$680,240
NanoOpto Corporation	$268,654
Nextreme Thermal Solutions, Inc.	$750,000
Polatis, Inc.	$17,942
Polatis, Inc.	$13,454
SiOnyx, Inc.	$2,445,000
Solazyme, Inc.	$500,000

Total	$17,480,885

The following tables summarize the fair values of our portfolios of venture capital investments and U.S. government and agency obligations, as compared with their cost, at September 30, 2007, and December 31, 2006:

	September 30, 2007	December 31, 2006
Venture capital investments,
at cost	$79,563,103	$62,118,800
Net unrealized depreciation (1)	10,292,463	8,450,969
Venture capital investments,
at value	$69,270,640	$53,667,831

	September 30, 2007	December 31, 2006
U.S. government and agency
obligations, at cost	$63,510,949	$59,212,598
Net unrealized appreciation
(depreciation) (1)	164,903	(556,451)
U.S. government and agency
obligations, at value	$63,675,852	$58,656,147

1)At September 30, 2007, and December 31, 2006, the net accumulated unrealized depreciation on investments was $10,127,560 and $9,007,420, respectively.

The following table summarizes the fair value composition of our venture capital investment portfolio at September 30, 2007, and December 31, 2006.

	September 30, 2007	December 31, 2006
Category

Tiny Technology	99.9%	99.9%
Other Venture Capital Investments	0.1%	0.1%
Total Venture Capital Investments	100.0%	100.0%

Liquidity

Our primary sources of liquidity are cash, receivables and freely marketable securities, net of short-term indebtedness. Our secondary sources of liquidity are restricted securities of companies that are publicly traded.

At September 30, 2007, and December 31, 2006, our total net primary liquidity was $64,463,083 and $61,323,306, respectively, and our secondary liquidity was $0 and $0, respectively.

The increase in our primary liquidity from December 31, 2006, to September 30, 2007, is primarily owing to the proceeds received through a registered direct stock offering from a shelf registration statement and proceeds received from stock option exercises, offset by the use of funds for investments and payment of net operating expenses. In the future, we may sell additional shares registered pursuant to our shelf registration statement.

Capital Resources

On November 29, 2006, we filed a shelf registration statement with the SEC on Form N-2 to register 4,000,000 shares of our common stock. On December 11, 2006, and on April 23, 2007, we filed amended registration statements with the SEC. On May 11, 2007, the SEC declared the registration statement effective. The common stock may be sold at prices and on terms to be set forth in one or more supplements to the prospectus from time to time.

On June 25, 2007, we completed the sale of 1,300,000 shares of our common stock from our shelf registration statement for gross proceeds of $14,027,000; net proceeds of this offering, after placement agent fees and offering costs of $1,033,832, were $12,993,168. We intend to use, and have been using, the net proceeds of this offering to make new investments in tiny technology, as well as for follow-on investments in our existing venture capital investments and for working capital. Through September 30, 2007, we have used $4,464,486 of the net proceeds from this offering for these purposes.

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

Stock-Based Compensation

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options, consistent with the provisions of SFAS No. 123(R). Management uses the Black-Scholes option pricing model because of the lack of the historical option data that is required for use in other, more complex models. Other models may yield fair values that are significantly different from those calculated by the Black-Scholes option pricing model.

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

SFAS No. 123(R) requires us to develop an estimate of the number of share-based awards that will be forfeited owing to employee turnover. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after the grant date is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate proves to be higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which would result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate proves to be lower than the estimated forfeiture rate, then an adjustment will be made to decrease the estimated forfeiture rate, which would result in an increase to the expense recognized in the financial statements. Such adjustments would affect our operating expenses and additional paid-in capital, but would have no effect on our net asset value.

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

Recent Developments — Portfolio Companies

On October 11, 2007, we made a $1,993,568 follow-on investment in Innovalight, Inc.

On October 16, 2007, we made a $58,582 follow-on investment that has not yet been announced in a privately held tiny technology portfolio company.

On October 17, 2007, we made a $160,723 new investment that has not yet been announced in a privately held tiny technology portfolio company.

On October 24, 2007, we made a $50,000 new investment that has not yet been announced in a privately held tiny technology portfolio company.

On October 30, 2007, we received proceeds of $123,000 from the sale of the assets of AlphaSimplex Group, LLC, to Natixis Global Asset Management.

On November 7, 2007, we made an $851,393 follow-on investment that has not yet been announced in a privately held tiny technology portfolio company.

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

We also invest in short-term money market instruments, and both short and long-term U.S. government and agency securities. To the extent that we invest in short and long-term U.S. government and agency securities, changes in interest rates result in changes in the value of these obligations which result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements, and the quantity and duration of both the short and long-term U.S. government and agency securities held by the Company, and it will vary from period to period. If the average interest rate on U.S. government and agency securities at September 30, 2007, were to increase by 25, 75 and 150 basis points, the weighted average value of these securities held by us at September 30, 2007, would decrease by approximately $180,364, $541,091 and $1,082,182, respectively, and our net asset value would decrease correspondingly.

Most of our investments are denominated in U.S. dollars. We currently have one investment denominated in Canadian dollars. We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates. The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates is $200,824 at September 30, 2007.

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

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the 1934 Act). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures. As of September 30, 2007, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2007 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.  Exhibits

10.1
Amended and Restated Employment Agreement between Harris & Harris Group, Inc. and Charles E. Harris, dated August 2, 2007, incorporated by reference as Exhibit 10.1 to the Company's Form 8-K filed on August 3, 2007.

10.2	Amended and Restated Severance Compensation Agreement, dated August 2, 2007, incorporated by reference as Exhibit 10.2 to the Company's Form 8-K filed on August 3, 2007.

10.3	Amended and Restated Supplemental Executive Retirement Plan, dated August 2, 2007, incorporated by reference as Exhibit 10.3 to the Company's Form 8-K filed on August 3, 2007.

10.4	Amended and Restated Harris & Harris Group, Inc. Executive Mandatory Retirement Benefit Plan, incorporated by reference as Exhibit 10.4 to the Company's Form 8-K filed on August 3, 2007.

31.01*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harris & Harris Group, Inc.

By:	/s/ Douglas W. Jamison
Douglas W. Jamison
President and
Chief Financial Officer

By:	/s/ Patricia N. Egan
Patricia N. Egan
Chief Accounting Officer
and Vice President

Date: November 8, 2007

EXHIBIT INDEX

Exhibit No.	Description

31.01	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.