Form 10-K
period 2007-12-31
HARRIS & HARRIS GROUP INC /NY/
filed 2008-03-13
CIK 893739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________

Commission File No. 0-11576

HARRIS & HARRIS GROUP, INC.®

(Exact Name of Registrant as Specified in Its Charter)

New York	13-3119827
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

111 West 57th Street, New York, New York	10019
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code (212) 582-0900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
     ☐ Yes ☒ No

The aggregate market value of the common stock held by non-affiliates of Registrant as of June 29, 2007 was $244,666,430 based on the last sale price as quoted by the Nasdaq Global Market on such date (only officers and directors are considered affiliates for this calculation).

As of March 12, 2008, the registrant had 23,314,573 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE	INCORPORATED AT

Harris & Harris Group, Inc. Proxy Statement for the	Part III, Items 10, 11,
2008 Annual Meeting of Shareholders	12, 13 and 14

PART I

Item 1. Business.

Harris & Harris Group, Inc.® (the "Company," "us," "our," and "we"), is an internally managed venture capital company specializing in tiny technology that has elected to operate as a business development company ("BDC") under the Investment Company Act of 1940, which we refer to as the 1940 Act. For tax purposes, we have elected to be a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, which we refer to as the Code. Our investment objective is to achieve long-term capital appreciation, rather than current income, by making venture capital investments in early-stage companies. We incorporated under the laws of the state of New York in August 1981. Our investment approach is comprised of a patient examination of available opportunities, thorough due diligence and close involvement with management. As a venture capital company, we invest in and provide managerial assistance to our portfolio companies which, in our opinion, have significant potential for growth. We are managed by our Board of Directors and officers and have no investment advisor.

We make initial venture capital investments exclusively in "tiny technology," which we define as nanotechnology, microsystems and microelectromechanical systems ("MEMS"). Nanotechnology is measured in nanometers, which are units of measurement in billionths of a meter. Microsystems and microelectromechanical systems are measured in micrometers, which are units of measurement in millionths of a meter. We consider a company to be a tiny technology company if the company employs or intends to employ technology that we consider to be at the microscale or smaller and if the employment of that technology is material to its business plan. Because it is in many respects a new field, tiny technology has significant scientific, engineering and commercialization risks.

At December 31, 2007, 54.7 percent of our total assets and 99.9 percent of our venture capital portfolio were invested in tiny technology investments. The remaining 0.1 percent of our venture capital portfolio represents one non-tiny technology investment made prior to 2001. We may make follow-on investments in any of our portfolio companies. By making these investments, we seek to provide our shareholders with an increasingly specific focus on tiny technology through a portfolio of venture capital investments that address a variety of markets and products. This investment policy is not a fundamental policy and accordingly may be changed without shareholder approval, although we intend to give shareholders at least 60 days prior notice of any change in our policy.

Tiny technology is multidisciplinary and widely applicable, and it incorporates technology that was not previously in widespread use. Products enabled by tiny technology are applicable to a large number of industries including pharmaceuticals, medical devices, electronics and alternative (clean) energy. The use of nanotechnology-enabled advanced materials for clean energy in particular is an area of increasing global interest, and these types of materials are the cornerstones of new generations of photovoltaics, batteries, solid-state lighting, fuel cells, bio-fuels and other energy-related applications that are the focus of a number of recently funded early-stage companies. Although we have not specifically targeted investments in alternative energy companies, as of December 31, 2007, eight of our 30 active portfolio companies are focused on the commercialization of alternative energy-related products. These companies represent 33.4 percent of our venture capital portfolio based on value as of December 31, 2007.

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

Achievement of our investment objective is basically dependent upon the judgment of a team of six professional, full-time members of management, five of whom are designated as Managing Directors: Charles E. Harris, Douglas W. Jamison, Alexei A. Andreev, Michael A. Janse and Daniel B. Wolfe. One of our directors, Lori D. Pressman, is also a consultant to us. This team collectively has expertise in venture capital investing, intellectual property and nanotechnology. There can be no assurance that a suitable replacement could be found for any of our officers upon their retirement, resignation, inability to act on our behalf, or death. Charles E. Harris is our Chairman and Chief Executive Officer and a "control" person as defined in the 1940 Act. On December 31, 2008, Mr. Harris will be subject to mandatory retirement pursuant to the Company's mandatory retirement policy for senior executives. The Board of Directors may extend the mandatory retirement age for a given senior executive for one additional year. On November 2, 2006, the Board of Directors named Douglas W. Jamison as Mr. Harris's successor upon Mr. Harris's retirement.

Subject to continuing to meet the compliance tests applicable to BDCs, there are no limitations on the types of securities or other assets in which we may invest. Investments may include the following:

•	Equity, equity-related securities (including warrants) and debt with equity features from either private or public issuers;

•	Venture capital investments, whether in corporate, partnership or other form, including development stage or start-up entities;

•	Intellectual property or patents or research and development in technology or product development that may lead to patents or other marketable technology;

•	Debt obligations of all types having varying terms with respect to security or credit support, subordination, purchase price, interest payments and maturity;

•	Foreign securities; and

•	Miscellaneous investments.

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

Debt Obligations

We may hold debt securities for income and as a reserve pending more speculative investments. Debt obligations may include U.S. government and agency securities, commercial paper, bankers’ acceptances, receivables or other asset-based financing, notes, bonds, debentures, or other debt obligations of any nature and repurchase agreements related to these securities. These obligations may have varying terms with respect to security or credit support, subordination, purchase price, interest payments and maturity from private, public or governmental issuers of any type located anywhere in the world. We may invest in debt obligations of companies with operating histories that are unprofitable or marginally profitable, that have negative net worth or are involved in bankruptcy or reorganization proceedings, or that are start-up or development stage entities. In addition, we may participate in the acquisition or divestiture of companies or divisions of companies through issuance or receipt of debt obligations. As of December 31, 2007, the debt obligations held in our portfolio consisted of convertible bridge notes and U.S. Treasury securities.

It is likely that our investments in debt obligations will be of varying quality, including non-rated, unsecured, highly speculative debt investments with limited marketability. Investments in lower-rated and non-rated securities, commonly referred to as "junk bonds," are subject to special risks, including a greater risk of loss of principal and non-payment of interest. Generally, lower-rated securities offer a higher return potential than higher-rated securities, but involve greater volatility of price and greater risk of loss of income and principal, including the possibility of default or bankruptcy of the issuers of these securities. Lower-rated securities and comparable non-rated securities will likely have large uncertainties or major risk exposure to adverse conditions and are predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal in accordance with the terms of the obligation. The occurrence of adverse conditions and uncertainties to issuers of lower-rated securities would likely reduce the value of lower-rated securities held by us, with a commensurate effect on the value of our shares.

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

Competition

Numerous companies and individuals are engaged in the venture capital business, and such business is intensely competitive. We believe the perpetual nature of our corporate structure enables us to be a better long-term partner for our portfolio companies than if we were organized as a traditional private equity fund, which typically has a limited life. We believe that we have invested in more nanotechnology-enabled companies than any venture capital firm and that we have assembled a team of investment professionals that have scientific and intellectual property expertise that is relevant to investing in tiny technology. Nevertheless, many of our competitors have significantly greater financial and other resources and managerial capabilities than we do and are therefore, in certain respects, in a better position than we are to obtain access to attractive venture capital investments, particularly as a lead investor in capital-intensive companies. There can be no assurance that we will be able to compete against these venture capital businesses for attractive investments, particularly as a lead investor in capital-intensive companies.

Regulation

The Small Business Investment Incentive Act of 1980 added the provisions of the 1940 Act applicable to BDCs. BDCs are a special type of investment company. After a company files its election to be treated as a BDC, it may not withdraw its election without first obtaining the approval of holders of a majority of its outstanding voting securities. The following is a brief description of the 1940 Act provisions applicable to BDCs, qualified in its entirety by reference to the full text of the 1940 Act and the rules issued thereunder by the SEC.

Generally, to be eligible to elect BDC status, a company must primarily engage in the business of furnishing capital and making significant managerial assistance available to companies that do not have ready access to capital through conventional financial channels. Such portfolio companies are termed "eligible portfolio companies." In general, in order to qualify as a BDC, a company must: (i) be a domestic company; (ii) have registered a class of its securities pursuant to Section 12 of the Securities Exchange Act of 1934; (iii) operate for the purpose of investing in the securities of certain types of portfolio companies, including early stage or emerging companies and businesses suffering or just recovering from financial distress (see following paragraph); (iv) make available significant managerial assistance to such portfolio companies; and (v) file a proper notice of election with the SEC.

An eligible portfolio company generally is a domestic company that is not an investment company or a company excluded from investment company status pursuant to exclusions for certain types of financial companies (such as brokerage firms, banks, insurance companies and investment banking firms) and that: (i) does not have a class of equity securities listed on a national securities exchange or (ii) is controlled by the BDC by itself or together with others (control under the 1940 Act is presumed to exist where a person owns at least 25 percent of the outstanding voting securities of the portfolio company).

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

The 1940 Act provides that we may not make an investment in non-qualifying assets unless at the time at least 70 percent of the value of our total assets (measured as of the date of our most recently filed financial statements) consists of qualifying assets. Qualifying assets include: (i) securities of eligible portfolio companies that are not part of a public offering; (ii) securities of certain companies that were eligible portfolio companies at the time we initially acquired their securities and in which we retain a substantial interest; (iii) securities of certain controlled companies; (iv) securities of certain bankrupt, insolvent or distressed companies; (v) securities received in exchange for or distributed in or with respect to any of the foregoing; and (vi) cash items, government securities and high quality short-term debt. The SEC has adopted a rule permitting a BDC to invest its cash in certain money market funds. The 1940 Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in some instances in order for the securities to be considered qualifying assets.

We are permitted by the 1940 Act, under specified conditions, to issue multiple classes of debt and a single class of preferred stock if our asset coverage, as defined in the 1940 Act, is at least 200 percent after the issuance of the debt or the preferred stock (i.e., such senior securities may not be in excess of our net assets). Under specific conditions, we are also permitted by the 1940 Act to issue warrants.

Except under certain conditions, we may sell our securities at a price that is below the prevailing net asset value per share only after a majority of our directors and our disinterested directors have determined that such sale would be in the best interest of us and our stockholders and upon the approval by the holders of a majority of our outstanding voting securities voting on the matter at a meeting at which a quorum is present. If the offering of the securities is underwritten, a majority of the disinterested directors must determine in good faith that the price of the securities being sold is not less than a price which closely approximates market value of the securities, less any distribution discount or commission.

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

Under Alternative A: 100 percent of net capital gain declared as a cash dividend and distributed to shareholders:

1.No federal taxation at the Company level.

2.Taxable shareholders receive a $1.00 per share dividend and pay federal tax at a rate  not in excess of 15 percent* or $.15 per share, retaining $.85 per share.

3.Non-taxable shareholders that file a federal tax return receive a $1.00 per share  dividend and pay no federal tax, retaining $1.00 per share.

Under Alternative B: 100 percent of net capital gain retained by the Company and designated as "undistributed capital gain" or deemed dividend:

1.The Company pays a corporate-level federal income tax of 35 percent on the  undistributed gain or $.35 per share and retains 65 percent of the gain or $.65 per share.

2.Taxable shareholders increase their cost basis in their stock by $.65 per share. They  pay federal capital gains tax at a rate not in excess of 15 percent* on 100 percent of the undistributed gain of $1.00 per share or $.15 per share in tax. Offsetting this tax,  shareholders receive  a tax credit equal to 35 percent of the undistributed gain or $.35 per  share.

3. Non-taxable shareholders that file a federal tax return receive a tax refund equal  to $.35 per share.

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

As noted above, in order to qualify as a RIC, we must meet certain investment asset diversification requirements each quarter. Because of the specialized nature of our investment portfolio, in some years we have been able to satisfy the diversification requirements under Subchapter M of the Code primarily as a result of receiving certifications from the SEC under the Code with respect to each taxable year beginning after 1998 that we were "principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available" for such year.

Although we received SEC certifications for 1999-2006, there can be no assurance that we will receive such certification for 2007 or subsequent years (to the extent we need additional certifications as a result of changes in our portfolio). If we require, but fail to obtain, the SEC certification for a taxable year, we may fail to qualify as a RIC for such year. We will also fail to qualify as a RIC for a taxable year if we do not satisfy the Income Source Rule or Income Distribution Rule for such year. In the event we do not qualify as a RIC for any taxable year, we will be subject to federal tax with respect to all of our taxable income, whether or not distributed. In addition, all our distributions to shareholders in that situation generally will be taxable as ordinary dividends.

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

Subsidiaries

Harris & Harris Enterprises, Inc. ("Enterprises"), is a 100 percent wholly owned subsidiary of the Company and is consolidated in our financial statements. Enterprises is a partner in Harris Partners I, L.P., and is taxed as a C Corporation. Harris Partners I, L.P., is a limited partnership. Harris Partners I, L.P., owned our interest in AlphaSimplex Group, LLC, until AlphaSimplex was sold to Natixis Global Asset Management. We received our share of the proceeds on October 30, 2007. The partners of Harris Partners I, L.P., are Harris & Harris Enterprises, Inc. (sole general partner) and the Company (sole limited partner).

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

Employees

We currently employ directly 13 full-time employees.

Item 1A. Risk Factors.

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

Beginning in about 2001, many fewer venture capital-backed companies per annum have been able to complete initial public offerings (IPOs) than in the years of the previous decade.  Moreover, in 2007, according to VentureSource, the venture capital-backed companies that completed IPOs had a median age of about 8.3 years, which was older than the median age of venture capital-backed IPOs in any period since 2001-2002.  Now that some of our companies are becoming more mature, a continuing lack of IPO opportunities for venture capital-backed companies could lead to companies staying longer in our portfolio as private entities still requiring funding.  In the best case, such stagnation would dampen returns, and in the worst case, could lead to write-downs and write-offs as some companies run short of cash and have to accept lower valuations in private fundings or are not able to access additional capital at all.  A continuing lack of IPO opportunities for venture capital-backed companies is also causing some venture capital firms to change their strategies, which is causing some of them to reduce funding of their portfolio companies, making it more difficult for such companies to access capital and to fulfill their potential, leading in some cases to write-downs and write-offs of such companies by other venture capital firms, such as ourselves, who are co-investors in such companies.

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

Nanotechnology, in particular, is a developing area of technology, of which much of the future commercial value is unknown, difficult to estimate and subject to widely varying interpretations. There are as of yet relatively few nanotechnology-enabled products commercially available. The timing of additional future commercially available nanotechnology products is highly uncertain.

Our portfolio companies may not successfully develop, manufacture or market their products.

The technology of our portfolio companies is new and in many cases unproven. Their potential products require significant and lengthy product development, manufacturing and marketing efforts. To date, many of our portfolio companies have not developed any commercially available products. In addition, our portfolio companies may not be able to manufacture successfully or to market their products in order to achieve commercial success. Further, the products may never gain commercial acceptance. If our portfolio companies are not able to develop, manufacture or market successful tiny technology-enabled products, they will be unable to generate product revenue or build sustainable or profitable businesses. Adverse conditions in the target markets of our portfolio companies may limit or prevent commercial success regardless of the contribution of tiny technology to these products.

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

Unfavorable general economic conditions, as well as unfavorable conditions specific to the venture capital industry or a segment of portfolio companies, could result in the inability of our portfolio companies to access additional capital, leading to financial losses in our portfolio.

Most of the companies in which we have made or will make investments are susceptible to economic slowdowns or recessions. An economic slowdown or adverse capital or credit market conditions may affect the ability of a company in our portfolio to raise additional capital from venture capital or other sources or to engage in a liquidity event such as an initial public offering or merger. Certain types of portfolio companies, such as those engaged in solar, solid-state lighting and other alternative energy (cleantech) applications, which are currently in favor with the media and investors generally, may have a harder time accessing capital in the future if their industries subsequently fall out of fashion. Adverse economic, capital or credit market conditions may lead to financial losses in our portfolio.

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

There is generally no public market for the equity securities in which we invest. Pursuant to the requirements of the 1940 Act, we value all of the private equity securities in our portfolio at fair value as determined in good faith by a committee of independent members of our Board of Directors, which we call the Valuation Committee, pursuant to Valuation Procedures established by the Board of Directors. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment pursuant to specified valuation principles and processes. We are required by the 1940 Act to value specifically each individual investment on a quarterly basis and record unrealized depreciation for an investment that we believe has become impaired. Conversely, we must record unrealized appreciation if we believe that our securities have appreciated in value. Our valuations, although stated as a precise number, are necessarily within a range of values that vary depending on the significance attributed to the various factors being considered.

We use the Black-Scholes option pricing model to determine the fair value of warrants held in our portfolio. Option pricing models, including the Black-Scholes model, require the use of subjective input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. In the Black-Scholes model, variations in the expected volatility or expected term assumptions have a significant impact on fair value. Because the securities underlying the warrants in our portfolio are not publicly traded, many of the required input assumptions are more difficult to estimate than they would be if a public market for the underlying securities existed.

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

In the venture capital industry, even when a portfolio of early-stage, high-technology venture capital investments proves to be profitable over the portfolio's lifetime, it is common for the portfolio's value to undergo a so-called "J-curve" valuation pattern. This means that when reflected on a graph, the portfolio’s valuation would appear in the shape of the letter "J," declining from the initial valuation prior to increasing in valuation. This J-curve valuation pattern results from write-downs and write-offs of portfolio investments that appear to be unsuccessful, prior to write-ups for portfolio investments that prove to be successful. Because early-stage companies typically have negative cash flow and are by their nature inherently fragile, a valuation process can more readily substantiate a loss of value than an increase in value. Even if our venture capital investments prove to be profitable in the long run, such J-curve valuation patterns could have a significant adverse effect on our net asset value per share and the value of our common stock in the interim. Over time, as we continue to make additional tiny technology investments, this J-curve pattern may be less relevant for our portfolio as a whole, because the individual J-curves for each investment, or series of investments, may overlap with previous investments at different stages of their J-curves.

Changes in valuations of our privately held, early stage companies tend to be more volatile than changes in prices of publicly traded securities.

Investments in privately held, early stage companies are inherently more volatile than investments in more mature businesses. Such immature businesses are inherently fragile and easily affected by both internal and external forces. Our investee companies can lose much or all of their value suddenly in response to an internal or external adverse event. Conversely, these immature businesses can gain suddenly in value in response to an internal or external positive development. Moreover, because our ownership interests in such investments are valued only at quarterly intervals by our Valuation Committee, a committee made up of all of our independent members of our Board of Directors, changes in valuations from one valuation point to another tend to be larger than changes in valuations of marketable securities which are revalued in the marketplace much more frequently, in some highly liquid cases, virtually continuously.

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

Because we do not choose investments based on a strategy of diversification, the value of our business is subject to greater volatility than the value of companies with more broadly diversified investments.

We do not choose investments based on a strategy of diversification. Therefore, we may be more vulnerable to events affecting a single sector or industry and therefore subject to greater volatility than a company that follows a diversification strategy. Accordingly, an investment in our common stock may present greater risk to you than an investment in a diversified company.

We are dependent upon key management personnel for future success, and may not be able to retain them.

We are dependent upon the diligence and skill of our senior management and other key advisers for the selection, structuring, closing and monitoring of our investments. We utilize lawyers, and we utilize outside consultants, including one of our directors, Lori D. Pressman, to assist us in conducting due diligence when evaluating potential investments. There is generally no publicly available information about the companies in which we invest, and we rely significantly on the diligence of our employees and advisers to obtain information in connection with our investment decisions. Our future success to a significant extent depends on the continued service and coordination of our senior management team, and particularly on Charles E. Harris, our Chairman, Chief Executive Officer and a Managing Director, who will be subject to mandatory retirement pursuant to the Company's mandatory retirement policy for senior executives on December 31, 2008; on Douglas W. Jamison, our President, Chief Operating Officer and a Managing Director, who has been designated by our Board of Directors as the successor to Mr. Harris in his positions of Chairman and Chief Executive Officer as of January 1, 2009 upon his retirement; on Daniel B. Wolfe, our Chief Financial Officer and a Managing Director; on Alexei A. Andreev and Michael A. Janse, each an Executive Vice President and Managing Director; and on Sandra M. Forman, our General Counsel, Chief Compliance Officer and Director of Human Resources. The departure of any of our executive officers, key employees or advisers could materially adversely affect our ability to implement our business strategy. We do not maintain for our benefit any key-man life insurance on any of our officers or employees.

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

We are required to disclose on a quarterly basis the names and business descriptions of our portfolio companies and the type and value of our portfolio securities. Most of our competitors are not subject to these disclosure requirements. Our obligation to disclose this information could hinder our ability to invest in some portfolio companies. Additionally, other current and future regulations may make us less attractive as a potential investor than a competitor not subject to the same regulations.

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

We may elect not to make follow-on investments or lack sufficient funds to make such investments. We have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make a follow-on investment may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation, or may cause us to lose some or all preferred rights pursuant to "pay-to-play" provisions that have become common in venture capital transactions. These provisions require proportionate investment in subsequent rounds of financing in order to preserve preferred rights such as anti-dilution protection, liquidation preferences and preemptive rights to invest in future rounds of financing. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities or because we are inhibited by compliance with business development company requirements or the desire to maintain our tax status.

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

We currently intend to qualify as a RIC for 2007 under the Code. As a RIC, we do not have to pay federal income taxes on our income (including realized gains) that is distributed to our shareholders. Accordingly, we are not permitted under accounting rules to establish reserves for taxes on our unrealized capital gains. If we failed to qualify for RIC status in 2007 or beyond, to the extent that we had unrealized gains, we would have to establish reserves for taxes, which would reduce our net asset value, accordingly. In addition, if we, as a RIC, were to decide to make a deemed distribution of net realized capital gains and retain the net realized capital gains, we would have to establish appropriate reserves for taxes that we would have to pay on behalf of shareholders. It is possible that establishing reserves for taxes could have a material adverse effect on the value of our common stock.

We operate in a heavily regulated environment, and changes to, or non-compliance with, regulations and laws could harm our business.

We are subject to substantive SEC regulations as a business development company. Securities and tax laws and regulations governing our activities may change in ways adverse to our and our shareholders’ interests, and interpretations of these laws and regulations may change with unpredictable consequences. Any change in the laws or regulations that govern our business could have an adverse impact on us or on our operations. Changing laws, regulations and standards relating to corporate governance, valuation and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, new federal accounting standards and Nasdaq Global Market rules, are creating additional expense and uncertainty for publicly held companies in general, and for business development companies in particular. These new or changed laws, regulations and standards are subject to varying interpretations in many cases because of their lack of specificity, and as a result, their application in practice may evolve over time, which may well result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Shares of business development companies like us may, during some periods, trade at prices higher than their net asset value and during other periods, as frequently occurs with closed-end investment companies, trade at prices lower than their net asset value. The possibility that our shares will trade at discounts from net asset value or at premiums that are unsustainable over the long term are risks separate and distinct from the risk that our net asset value per share will decrease. The risk of purchasing shares of a business development company that might trade at a discount or unsustainable premium is more pronounced for investors who wish to sell their shares in a relatively short period of time because, for those investors, realization of a gain or loss on their investments is likely to be more dependent upon changes in premium or discount levels than upon increases or decreases in net asset value per share. Our common stock may not trade at a price higher than or equal to net asset value per share. On December 31, 2007, our stock closed at $8.79 per share, a premium of $2.86 over our net asset value per share of $5.93 as of December 31, 2007.

The Board of Directors intends to grant stock options to our employees pursuant to the Company's Equity Incentive Plan. When exercised, these options may have a dilutive effect on existing shareholders.

In accordance with the Company’s Equity Incentive Plan, the Company’s Compensation Committee may grant options from time to time for up to 20 percent of the total shares of stock issued and outstanding. When options are exercised, net asset value per share will decrease if the net asset value per share at the time of exercise is higher than the exercise price. Alternatively, net asset value per share will increase if the net asset value per share at the time of exercise is lower than the exercise price. Therefore, existing shareholders will be diluted if the net asset value per share at the time of exercise is higher than the exercise price of the options. Even though issuance of shares pursuant to exercises of options increases the Company's capital, and regardless of whether such issuance results in increases or decreases in net asset value per share, such issuance results in existing shareholders owning a smaller percentage of the shares outstanding.

You have no right to require us to repurchase your shares.

You do not have the right to require us to repurchase your shares of common stock.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company maintains its offices at 111 West 57th Street, New York, New York 10019, where it leases approximately 3,540 square feet of office space pursuant to lease agreements expiring in 2010. (See "Note 9 of Notes to Consolidated Financial Statements" contained in "Item 8. Consolidated Financial Statements and Supplementary Data.")

Item 3. Legal Proceedings.

The Company is not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol "TINY." The following table sets forth the range of the high and low sales price of the Company's shares during each quarter of the last two fiscal years, as reported by Nasdaq Global Market. The quarterly stock prices quoted represent interdealer quotations and do not include markups, markdowns or commissions.

2007 Quarter Ending	Low	High

March 31	$11.00	$13.58
June 30	$11.01	$14.32
September 30	$9.51	$11.79
December 31	$8.00	$11.10

2006 Quarter Ending	Low	High

March 31	$12.75	$16.10
June 30	$9.57	$14.26
September 30	$9.38	$12.99
December 31	$11.80	$15.16

Shareholders

As of March 12, 2008, there were approximately 134 holders of record of the Company's common stock which, the Company has been informed, hold the Company's common stock for approximately 20,971 beneficial owners.

Dividends

We did not pay a cash dividend or declare a deemed dividend for 2007 or 2006. For more information about deemed dividends, please refer to the discussion under “Subchapter M Status.”

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION As of December 31, 2007

	Number of securities to be issued upon exercise of out- standing options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))

Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,967,744	$10.54	(1)

Equity compensation plans not approved by security holders

TOTAL	3,967,744	$10.54	(1)

(1) A maximum of twenty percent (20%) of our total shares of our common stock issued and outstanding, calculated on a fully diluted basis, will be available for awards under the plan, subject to adjustment as described below. Shares issued under the plan may be authorized but unissued shares or treasury shares. If any shares subject to an award granted under the plan are forfeited, cancelled, exchanged or surrendered, or if an award terminates or expires without a distribution of shares, or if shares of stock are surrendered or withheld as payment of either the exercise price of an award and/or withholding taxes in respect of an award, those shares will again be available for awards under the plan.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities during 2007 that were not registered under the Securities Act of 1933.

Performance Graph

The graph below matches the cumulative five-year total return of holders of the Company's common stock with the cumulative total returns of the Nasdaq Composite index and the Nasdaq Financial index. The graph assumes that the value of the investment in the Company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2002 and tracks it through December 31, 2007.

	12/02	12/03	12/04	12/05	12/06	12/07

Harris & Harris Group, Inc.	100.00	468.70	665.85	565.04	491.46	357.32
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
NASDAQ Financial	100.00	133.86	149.89	156.52	178.54	157.20

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Source: Research Data Group, Inc.

Stock Transfer Agent

American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038 (Telephone 800-937-5449, Attention: Mr. Joe Wolf) serves as transfer agent for our common stock. Certificates to be transferred should be mailed directly to the transfer agent, preferably by registered mail.

Item 6.         Selected Financial Data.

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

Financial Position as of December 31:

	2007	2006	2005	2004	2003

Total assets	$142,893,332	$118,328,590	$132,938,120	$79,361,451	$44,115,128

Total liabilities	$4,529,988	$4,398,287	$14,950,378	$4,616,652	$3,432,390

Net assets	$138,363,344	$113,930,303	$117,987,742	$74,744,799	$40,682,738

Net asset value per outstanding share	$5.93	$5.42	$5.68	$4.33	$2.95

Cash dividends paid	$0.00	$0.00	$0.00	$0.00	$0.00

Cash dividends paid per outstanding share	$0.00	$0.00	$0.00	$0.00	$0.00

Shares outstanding, end of year	23,314,573	21,015,017	20,756,345	17,248,845	13,798,845

Operating Data for Year Ended December 31:

	2007	2006	2005	2004	2003

Total investment income	$2,705,636	$3,028,761	$1,540,862	$637,562	$167,785

Total expenses[1]	$14,533,179	$10,641,696	$7,006,623	$4,046,341	$2,731,527

Net operating (loss) income	$(11,827,543)	$(7,612,935)	$(5,465,761)	$(3,408,779)	$(2,563,742)

Total tax (benefit) expense[2]	$87,975	$(227,355)	$8,288,778	$650,617	$13,761

Net realized income (loss) from investments	$30,162	$258,693	$14,208,789	$858,503	$(984,925)

Net decrease (increase) in unrealized depreciation on investments	$5,080,936	$(4,418,870)	$(2,026,652)	$484,162	$343,397

Net (decrease) increase in net assets resulting from operations	$(6,716,445)	$(11,773,112)	$6,716,376	$(2,066,114)	$(3,205,270)

(Decrease) increase in net assets resulting from operations per average outstanding share	$(0.30)	$(0.57)	$0.36	$(0.13)	$(0.28)

1 Included in total expenses is non-cash, stock-based, compensation expense of $8,050,807 in 2007 and $5,038,956 in 2006. Also included in total expenses are the following profit-sharing expenses: $0 in 2007; $50,875 in 2006; $1,796,264 in 2005; and $311,594 in 2004. There was no stock-based compensation expense in 2005, 2004, or 2003.

2 Included in total tax expense are the following taxes paid by the Company on behalf of shareholders: $0 in each of 2007 and 2006; $8,122,367 in 2005; $0 in each of 2004 and 2003.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with the Company's 2007 Consolidated Financial Statements and notes thereto.

Forward-Looking Statements

The information contained herein may contain "forward-looking statements" based on our current expectations, assumptions and estimates about us and our industry. These forward-looking statements involve risks and uncertainties. Words such as "believe," "anticipate," "estimate," "expect," "intend," "plan," "will," "may," "might," "could," "continue" and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of several factors more fully described in "Risk Factors" and elsewhere in this Form 10-K. The forward-looking statements made in this Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Throughout our corporate history, we have made early stage venture capital investments in a variety of industries. We define venture capital investments as investments in start-up firms and small businesses with exceptional growth potential. We have invested a substantial portion of our assets in venture capital investments of private, development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth, have little or no history of operations and are developing unproven technologies. At December 31, 2007, $78,110,384, or 56.5 percent, of our net assets at fair value consisted of private venture capital investments, net of unrealized depreciation of $4,567,144. At December 31, 2006, $53,667,831, or 47.1 percent, of our net assets at fair value consisted of private venture capital investments, net of unrealized depreciation of $8,450,969.

Since our investment in Otisville in 1983 through December 31, 2007, we have made a total of 80 venture capital investments, including four private placement investments in securities of publicly traded companies. We have sold 45 of these 80 investments, realizing total proceeds of $143,737,906 on our invested capital of $51,229,202. As measured from first dollar in to last dollar out, the average and median holding periods for these 45 investments were 3.69 years and 3.11 years, respectively. As measured by the 150 separate rounds of investment within these 45 investments, the average and median holding periods for the 150 separate rounds of investment were 2.87 years and 2.49 years, respectively.

In 1994, we made our first tiny technology investment. From August 2001 through December 31, 2007, all 38 of our initial investments have been in tiny technology. From August 2001 through December 31, 2007, we have invested a total (before any subsequent write-ups, write-downs or dispositions) of $86,635,250 in tiny technology.

We currently have 30 active tiny technology companies in our portfolio, including one tiny technology investment made prior to 2001. At December 31, 2007, from first dollar in, the average and median holding periods for these 30 active tiny technology investments were 3.01 years and 2.82 years, respectively.

The following is a summary of our initial and follow-on investments in tiny technology from 2001 to the present. We consider a "round led" to be a round where we were the new investor or the leader of a set of new investors in an investee company. Typically, but not always, the lead investor negotiates the price and terms of a deal with the investee company.

	2001	2002	2003	2004	2005	2006	2007

Total Incremental Investments	$489,999	$6,240,118	$3,812,600	$14,837,846	$16,251,339	$24,408,187	$20,595,161

No. of New Investments	1	7	5	8	4	6	7

No. of Follow-On Investment Rounds	0	1	5	21	13	14	20

No. of Rounds Led	0	1	0	2	0	7	3

Average Dollar Amount – Initial	$489,999	$784,303	$437,156	$911,625	$1,575,000	$2,383,424	$1,086,441

Average Dollar Amount – Follow- On	N/A	$750,000	$325,364	$359,278	$765,488	$721,974	$649,504

We value our private venture capital investments each quarter as determined in good faith by our Valuation Committee, a committee of independent directors, within guidelines established by our Board of Directors in accordance with the 1940 Act. (See "Footnote to Consolidated Schedule of Investments" contained in "Item 8. Consolidated Financial Statements and Supplementary Data.")

In the years 2001 through 2007, the Company recorded the following gross write-ups in privately held securities as a percentage of net assets at the beginning of the year ("BOY"), gross write-downs in privately held securities as a percentage of net assets at the beginning of the year, and net write-ups/(write-downs) in privately held securities as a percentage of net assets at the beginning of the year.

1

	2001	2002	2003	2004	2005	2006	2007

Net Asset Value, BOY	$31,833,475	$24,334,770	$27,256,046	$40,682,738	$74,744,799	$117,987,742	$113,930,303

Gross Write-Downs During Year	$(2,532,730)	$(5,400,005)	$(1,256,102)	$(5,711,229)	$(3,450,236)	$(4,211,323)	$(7,810,794)

Gross Write-Ups During Year	$1,528,866	$285	$847,578	$6,288,397	$23,485,176	$279,363	$11,694,618

Gross Write-Downs as a Percentage of Net Asset Value, BOY	-7.96%	-22.19%	-4.61%	-14.04%	-4.62%	-3.57%	-6.86%

Gross Write-Ups as a Percentage of Net Asset Value, BOY	4.80%	0%	3.11%	15.46%	31.42%	0.24%	10.26%

Net Write-Downs/Write-Ups as a Percentage of Net Asset Value, BOY	-3.15%	-22.19%	-1.49%	1.42%	26.8%	-3.33%	3.40%

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

Results of Operations

Years Ended December 31, 2007, 2006, and 2005

During the years ended December 31, 2007, 2006, and 2005, we had net (decreases) increases in net assets resulting from operations of $(6,716,445), $(11,773,112), and $6,716,376, respectively.

Investment Income and Expenses:

During the years ended December 31, 2007, 2006, and 2005, we had net operating losses of $11,827,543, $7,612,935, and $5,465,761, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expense of $8,050,807 in 2007 and $5,038,956 in 2006 associated with the granting of stock options. During the years ended December 31, 2007, 2006, and 2005, total investment income was $2,705,636, $3,028,761, and $1,540,862, respectively. During the years ended December 31, 2007, 2006, and 2005, total operating expenses were $14,533,179, $10,641,696, and $7,006,623, respectively.

During 2007, as compared with 2006, investment income decreased from $3,028,761 to $2,705,636, reflecting a decrease in our average holdings of U.S. government and agency securities throughout the period. During the twelve months ended December 31, 2007, our average holdings of such securities were $62,184,565, as compared with $69,506,136 at December 31, 2006.

Operating expenses, including non-cash, stock-based compensation expenses, were $14,533,179 and $10,641,696 for the twelve months ended December 31, 2007, and December 31, 2006, respectively. The increase in operating expenses for the twelve months ended December 31, 2007, as compared to the twelve months ended December 31, 2006, was primarily owing to increases in salaries, benefits and stock-based compensation expenses and to increases in administration and operations expense, professional fees and directors' fees and expenses. Salaries, benefits and non-cash, stock-based compensation expense increased by $3,502,053, or 44.1 percent, through December 31, 2007, as compared to December 31, 2006, primarily as a result of an increase in non-cash expense of $3,011,851 through December 31, 2007, associated with the Harris & Harris Group, Inc. 2006 Equity Incentive Plan (the "Stock Plan"). While the non-cash, stock-based, compensation expense for the Stock Plan increased our operating expenses by $8,050,807, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value. The non-cash, stock-based, compensation expense and corresponding increase to our additional paid-in capital may increase in future quarters. Salaries and benefits also increased for the twelve months ended December 31, 2007, owing to an increase in our headcount as compared with that of the same period in 2006. At December 31, 2007, we had 13 full-time employees, as compared with 10 full-time employees and one part-time employee at December 31, 2006. Administration and operations expense increased by $182,573, or 14.6 percent, for the twelve months ended December 31, 2007, as compared with the same period in 2006, owing to an increase in Nasdaq Global Market fees related to the increase in our number of outstanding shares and increased office-related and travel expenses related to the increase in headcount. Professional fees increased by $165,083, or 22.4 percent, primarily as a result of an increase in legal fees, an increase in audit fees and corporate consulting costs for the audit of our compliance program. Directors' fees and expenses increased by $94,310, or 27.7 percent, primarily as a result of additional meetings held in the period ended December 31, 2007, as compared with the period ended December 31, 2006, as well as an increase in the monthly retainers paid to committee chairs and to the Lead Independent Director.

During 2006, investment income increased, reflecting an increase in our average holdings of U.S. government and agency securities, as our average holdings increased from $50,620,881 at December 31, 2005, to $69,506,136 at December 31, 2006, and as a result of an increase in interest rates during the year. During 2005, investment income increased, reflecting an increase in our income on U.S. government and agency securities, as our holdings increased from $44,622,722 at December 31, 2004 to $96,250,864 at December 31, 2005, and as a result of an increase in interest rates during the year.

The increase in operating expenses for the year ended December 31, 2006, was primarily owing to increases in salaries, benefits and stock-based compensation expense, and directors' fees and expenses, offset by decreases in administrative and operations expenses, profit-sharing expense and professional fees. Salaries, benefits and stock-based compensation expense increased by $5,474,243, or 222.6 percent, for the year ended December 31, 2006, as compared with December 31, 2005, primarily as a result of non-cash expense of $5,038,956 associated with the Stock Plan adopted during the second quarter of 2006 and secondarily as a result of an increase in the number of full-time employees. The increase in salaries, benefits and stock-based compensation expense reflects expenses associated with ten full-time employees and one part-time employee during the year ended December 31, 2006, as compared with an average of nine full-time employees during the year ended December 31, 2005. Salaries, benefits and stock-based compensation include $5,038,956 of non-cash expense associated with the Stock Plan, versus no such charge in 2005. Directors' fees and expenses increased by $31,876, or 10.3 percent, as a result of additional meetings held in 2006 related to the adoption of the Stock Plan. Administrative and operations expense decreased by $69,274, or 5.3 percent, primarily as a result of a decrease in our directors' and officers' liability insurance expense and decreases in the cost of proxy-related expenses. Profit-sharing expense for the year ended December 31, 2006, was $50,875, as compared with $1,796,264 for December 31, 2005, owing to the termination of the profit-sharing plan effective May 4, 2006. We recorded $50,875 of profit-sharing expense toward the remainder of the 2005 profit-sharing payment in the year ended December 31, 2006, because of updated estimates of our ultimate tax liability for 2005. Professional fees decreased by $92,234, or 11.1 percent, for the year ended December 31, 2006, as compared with December 31, 2005. Professional fees were lower for the year ended December 31, 2006, as compared with December 31, 2005, primarily as a result of the elimination of consulting costs incurred for a temporary Senior Controller in 2005 and the reduction of some of our Sarbanes-Oxley-related compliance costs incurred in 2005.

The increase in operating expenses during 2005 was primarily owing to increases in the profit-sharing provision, salaries and benefits, professional fees, administration and operations, rent expense and Directors' fees and expenses. Profit-sharing expense for 2005 was $1,796,264, an increase of $1,484,670 as compared with 2004. Profit-sharing expense increased primarily as a result of the gains realized on the sale of NeuroMetrix, Inc., offset by the taxes payable by the Company on the deemed dividend and taxes payable on Built-In Gains. The profit-sharing expense was also impacted by the Company's decision to retain its net realized long-term capital gains for reinvestment for growth, rather than distribute them as a cash dividend. When the Company chooses to retain its net realized long-term capital gains, it declares a deemed dividend and pays taxes on behalf of shareholders. Conversely, when the Company distributes its net realized long-term capital gains as a cash dividend, the shareholders pay all of the taxes. The taxes payable by the Company on behalf of shareholders reduce the amount of profit against which the profit-sharing payable to employees is calculated. Had the Company chosen to distribute its net realized long-term capital gains as a cash dividend, the provision for employee profit sharing would have been $3,420,737 for 2005, rather than the actual provision for employee profit sharing of $1,796,264 for 2005.

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

Realized Income and Losses on Investments:

During the years ended December 31, 2007, 2006, and 2005, we had net realized income from investments of $30,162, $258,693, and $14,208,789, respectively. The variation in these results is primarily owing to variations in gross realized income from investments and income taxes in each of the three years. For the years ended December 31, 2007, 2006, and 2005, realized income from investments, before taxes, was $118,137, $31,338, and $23,862,037, respectively. Income tax expense (benefit) for the years ended December 31, 2007, 2006, and 2005 was $87,975, $(227,355), and $9,653,248, respectively.

During the year ended December 31, 2007, we realized net gains of $118,137, consisting primarily of proceeds received from the sale of our interest in AlphaSimplex Group, LLC, and income from our investment in Exponential Business Development Company. During the year ended December 31, 2007, we recognized tax expense of $87,975, consisting of $74,454 of interest and penalties related to our 2005 tax returns and $13,521 in current year expense.

During the year ended December 31, 2006, we realized net gains of $31,338, consisting primarily of proceeds received from the liquidation of Optiva, Inc., proceeds received from Exponential Business Development Company, and net losses realized on our investment in AlphaSimplex Group, LLC. During 2005, we deemed the securities we held in Optiva, Inc., worthless and recorded the proceeds received and due to us on the liquidation of our bridge notes, realizing a loss of $1,619,245. At December 31, 2005, we recorded a $75,000 receivable for estimated proceeds from the final payment on the Optiva, Inc., bridge notes. During the first quarter of 2006, we received payment of $95,688 from these bridge notes, resulting in the realized gain of $20,688 on Optiva, Inc. During the year ended December 31, 2006, we realized tax benefits of $227, 355 for 2005 taxes that had been refunded.

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

Net Unrealized Appreciation and Depreciation on Investments:

During the year ended December 31, 2007, net unrealized depreciation on total investments decreased by $5,080,936.

During the years ended December 31, 2006, and 2005, net unrealized depreciation on total investments increased by $4,418,870 and $2,026,652, respectively.

During the year ended December 31, 2007, net unrealized depreciation on our venture capital investments decreased by $3,883,825, or 46.0 percent, from $8,450,969 to $4,567,144, owing primarily to increases in the valuations of our investments in BridgeLux, Inc., of $3,699,529, Crystal IS, Inc., of $13,819, CSwitch, Inc., of $48,935, D-Wave Systems, Inc., of $202,408, Exponential Business Development Company of $2,026, Innovalight, Inc., of $3,218,216, Kovio, Inc., of $125,000, Mersana Therapeutics, Inc., of $118,378, NanoGram Corporation of $2,437,136, NeoPhotonics Corporation of $2,160, SiOnyx, Inc., of $899,566, Solazyme, Inc., of $612,291 and Zia Laser, Inc., of $6,329, offset by decreases in the valuations of our investments in Ancora Pharmaceuticals, Inc., of $100,561, Chlorogen, Inc., of $1,326,073, Evolved Nanomaterial Sciences, Inc., of $2,800,000, Kereos, Inc., of $1,340,257, Nanomix, Inc., of $459,772, NanoOpto Corporation of $1,369,885, Polatis, Inc., of $9,534 and Questech Corporation of $404,712. We also had an increase owing to foreign currency translation of $307,636 on our investment in D-Wave Systems, Inc. Unrealized depreciation on our U.S. government and agency securities portfolio decreased from $556,451 at December 31, 2006, to unrealized appreciation of $640,660 at December 31, 2007.

The net increase in unrealized depreciation on our venture capital investments in 2006 was owing primarily to decreases in the valuations of our investments in Nanomix, Inc., of $1,710,000, NanoOpto Corporation of $1,211,259, NeoPhotonics Corporation of $254,238, Polatis, Inc., of $145,228, SiOnyx, Inc., of $679,950 and Zia Laser, Inc., of $172,500, and to increases in the valuations of our investments in Crystal IS of $19,735 and Questech Corporation of $259,628. We also had a decrease, owing to foreign currency translation, of $34,103 on our investment in D-Wave Systems, Inc. Unrealized depreciation on our U.S. government and agency securities portfolio increased from $69,541 at December 31, 2005, to $556,451 at December 31, 2006.

The net increase in unrealized depreciation on our venture capital investments in 2005 was the result of the appreciation in value of $19,790,298 on investments held, offset by depreciation of $23,181,420 related to investments sold. The change in unrealized depreciation on investments held was owing to appreciation in our investment in NeuroMetrix, Inc., prior to the sale of our interest in it as well as to increases in the valuations of NanoGram Corporation, Nanosys, Inc., and Nantero, Inc., of $313,534, $870,113 and $813,771, respectively. These increases were offset by decreases in the valuations of AlphaSimplex Group LLC, CSwitch, Inc., Mersana Therapeutics, Inc., NanoOpto, Inc., Polatis, Inc., and Zia Laser, Inc., of $109,464, $500,000, $563,097, $529,997, $169,827, and $1,312,500 respectively. The change in unrealized depreciation on investments sold is owing to the realization of the gain on our investment in NeuroMetrix, Inc., offset by realizations of losses on our investments in Agile Materials and Technologies, Inc., Experion Systems, Inc., Nanotechnologies, Inc., and Optiva, Inc.

Financial Condition

December 31, 2007

At December 31, 2007, our total assets and net assets were $142,893,332 and $138,363,344, respectively. Our net asset value ("NAV") per share at that date was $5.93, and our shares outstanding increased to 23,314,573 at December 31, 2007.

During the twelve months ended December 31, 2007, significant developments included an increase in the value of our venture capital investments of $24,442,553 and an increase in the value of our investment in U.S. government and agency obligations of $1,537,446. The increase in the value of our venture capital investments, from $53,667,831 at December 31, 2006, to $78,110,384 at December 31, 2007, resulted primarily from seven new and 20 follow-on investments and by a net increase of $3,883,825 in the net value of our venture capital investments. The increase in the value of our U.S. government and agency obligations, from $58,656,147 at December 31, 2006, to $60,193,593 at December 31, 2007, is primarily owing to the use of net proceeds of $12,993,168 received through a registered stock offering and proceeds received from stock option exercises of $10,105,511, offset by a payment of $80,236 for federal tax and interest and penalties, profit sharing payments of $261,661, net operating expenses and by new and follow-on venture capital investments totaling $20,595,161.

For the year ended December 31, 2007, the Company issued 999,556 shares and received proceeds of $10,105,511 as a result of employee stock option exercises.

The following table is a summary of additions to our portfolio of venture capital investments made during the twelve months ended December 31, 2007:

New Investments	Cost
Adesto Technologies Corporation	$1,147,826
Ancora Pharmaceuticals, Inc.	$800,000
BioVex Group, Inc.	$2,500,000
Ensemble Discovery Corporation	$2,000,000
Lifco, Inc.	$946,528
Phoenix Molecular Corporation	$50,010
Siluria Technologies, Inc.	$160,723

Follow-on Investments
BridgeLux, Inc.	$350,877
BridgeLux, Inc.	$233,918
BridgeLux, Inc.	$916,928
Cambrios Technologies Corporation	$1,300,000
Chlorogen, Inc.	$7,042
CSwitch, Inc.	$32,624
CSwitch, Inc.	$529,852
Innovalight, Inc.	$1,993,568
Kereos, Inc.	$540,000
Kovio, Inc.	$1,000,000
NanoGram Corporation	$851,393
Mersana Therapeutics, Inc.	$500,000
Nanomix, Inc.	$680,240
NanoOpto Corporation	$268,654
Nextreme Thermal Solutions, Inc.	$750,000
Polatis, Inc.	$17,942
Polatis, Inc.	$13,454
Polatis, Inc.	$58,582
SiOnyx, Inc.	$2,445,000
Solazyme, Inc.	$500,000

Total	$20,595,161

The following tables summarize the fair values of our portfolios of venture capital investments and U.S. government and agency obligations, as compared with their cost, at December 31, 2007, and December 31, 2006:

	December 31,
	2007	2006

Venture capital investments, at cost	$82,677,528	$62,118,800
Net unrealized depreciation (1)	4,567,144	8,450,969
Venture capital investments, at value	$78,110,384	$53,667,831

	December 31,
	2007	2006

U.S. government and agency obligations, at cost	$59,552,933	$59,212,598
Net unrealized appreciation (depreciation) (1)	640,660	(556,451)
U.S. government and agency obligations, at value	$60,193,593	$58,656,147

(1)At December 31, 2007, and December 31, 2006, the net accumulated unrealized depreciation on investments was $3,926,484 and $9,007,420, respectively.

The following table summarizes the fair value composition of our venture capital investment portfolio at December 31, 2007, and December 31, 2006.

	December 31,
Category	2007	2006

Tiny Technology	99.9%	99.9%
Other Venture Capital Investments	0.1%	0.1%
Total Venture Capital Investments	100.0%	100.0%

December 31, 2006

At December 31, 2006, our total assets and net assets were $118,328,590 and $113,930,303, respectively. Our NAV per share at that date was $5.42, and our shares outstanding increased to 21,015,017 at December 31, 2006.

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

The following table is a summary of additions to our portfolio of venture capital investments made during the twelve months ended December 31, 2006:

New Investments	Cost
D-Wave Systems, Inc.	$1,750,547
Evolved Nanomaterial Sciences, Inc.	2,800,000
Innovalight, Inc.	2,500,000
Metabolon, Inc.	2,500,000
SiOnyx, Inc.	750,000
Xradia, Inc.	4,000,000

Follow-on Investments
Chlorogen, Inc.	$221,438
Crystal IS, Inc.	1,098,240
CSwitch Corporation	2,850,000
NanoGram Corporation	1,262,764
NanoOpto Corporation	433,138
NeoPhotonics Corporation	2,750,000
Nextreme	500,000
Polatis, Inc.	89,310
Questech Corporation	12,750
SiOnyx, Inc.	890,000
Total	$24,408,187

Cash Flow

Year Ended December 31, 2007

Net cash used in operating activities for the year ended December 31, 2007, was $4,142,572, primarily owing to the payment of operating expenses.

Cash used in investing activities for the year ended December 31, 2007, was $20,697,886, primarily reflecting a net increase in our investment in U.S. government and agency securities of $235,754 and investments in private placements of $20,595,161, less proceeds from the sale of venture capital investments of $174,669.

Cash provided by financing activities for the year ended December 31, 2007, was $23,098,679, reflecting the issuance of shares in connection with the Stock Plan and the net proceeds from the issuance of 1,300,000 new shares of our common stock on June 25, 2007, in a registered direct follow-on offering.

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

December 31, 2007

At December 31, 2007, and December 31, 2006, our total net primary liquidity was $61,183,136 and $61,323,306, respectively, and our secondary liquidity was $0 and $0, respectively.

Our net primary sources of liquidity are more than adequate to cover our gross cash operating expenses over the next 12 months. Our gross cash operating expenses for 2007 and 2006 totaled $6,263,510 and $5,285,448, respectively.

The increase in our primary liquidity from December 31, 2006, to December 31, 2007, is primarily owing to the proceeds received through a registered direct stock offering from a shelf registration statement and proceeds received from stock option exercises, offset by the use of funds for investments and payment of net operating expenses. In the future, we may sell additional shares registered pursuant to our shelf registration statement.

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

On June 25, 2007, we completed the sale of 1,300,000 shares of our common stock from our shelf registration statement for gross proceeds of $14,027,000; net proceeds of this offering, after placement agent fees and offering costs of $1,033,832, were $12,993,168. We intend to use, and have been using, the net proceeds of this offering to make new investments in tiny technology, as well as for follow-on investments in our existing venture capital investments and for working capital. Through December 31, 2007, we have used $9,475,687 of the net proceeds from this offering for these purposes.

On April 17, 2003, we signed a seven-year sublease for office space at 111 West 57th Street in New York City. On December 17, 2004, we signed a sublease for additional office space at our current location. The subleases expire on April 29, 2010. Total rent expense for our office space in New York City was $178,167 in 2007, $174,625 in 2006 and $171,171 in 2005. Future minimum sublease payments in each of the following years are: 2008 -- $193,083; 2009 -- $197,700; and thereafter, for the remaining term -- $65,969.

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

The decrease in our primary liquidity from December 31, 2005, to December 31, 2006, was primarily owing to the use of funds for investments, profit-sharing and tax payments, as well as net operating expenses.

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

The discount rate reflects the current rate at which the post-retirement benefit liabilities could be effectively settled considering the timing of expected payments for plan participants. In estimating this rate, we consider rates of return on high quality fixed-income investments included in published bond indexes. We consider the Moody’s Aa Corporate Bond Index and the Citigroup Pension Liability Index in the determination of the appropriate discount rate assumptions. The weighted average rate we utilized to measure our post retirement benefit obligation as of December 31, 2007, and to calculate our 2008 expense was 6.55 percent, which is an increase from the 5.75 percent rate used in determining the 2007 expense.

Recent Developments — Portfolio Companies

Two of our portfolio companies have been considering with their advisors the possibility of filing for initial public offerings (IPOs) in 2008. There can be no assurance that either of them will file for an IPO in 2008, and a variety of factors, including stock market and general business conditions, could lead either or both of them to terminate such considerations.

On January 16, 2008, we made a $736,019 follow-on investment that has not yet been announced in a privately held tiny technology portfolio company.

On January 31, 2008, we made a $377,580 follow-on investment that has not yet been announced in a privately held tiny technology portfolio company.

On February 1, 2008, we made a $25,000 follow-on investment that has not yet been announced in a privately held tiny technology portfolio company.

On February 8, 2008, we made a $244,500 new investment in PolyRemedy, Inc.

On February 21, 2008, we made a $1,052,174 follow-on investment that has not yet been announced in a privately held tiny technology portfolio company.

On February 25, 2008, we made a $1,000,001 follow-on investment that has not yet been announced in a privately held tiny technology portfolio company.

On March 7, 2008, we made a $2,000,000 follow-on investment that has not yet been announced in a privately held tiny technology portfolio company.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.

Our business activities contain elements of risk. We consider the principal types of market risk to be valuation risk and the risk associated with fluctuations in interest rates. Although we are risk-seeking rather than risk-averse in our investments, we consider the management of risk to be essential to our business.

Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which market quotations are readily available and (ii) fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See the "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments" contained in "Item 8. Consolidated Financial Statements and Supplementary Data.")

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

We also invest in short-term money market instruments, and both short and long-term U.S. government and agency securities. To the extent that we invest in short and long-term U.S. government and agency securities, changes in interest rates result in changes in the value of these obligations which result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements, and the quantity and duration of both the short and long-term U.S. government and agency securities held by the Company, and it will vary from period to period. If the average interest rate on U.S. government and agency securities at December 31, 2007, were to increase by 25, 75 and 150 basis points, the weighted average value of these securities held by us at December 31, 2007, would decrease by approximately $144,380, $433,139 and $866,278, respectively, and our net asset value would decrease correspondingly.

Most of our investments are denominated in U.S. dollars. We currently have one investment denominated in Canadian dollars. We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates. The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates is $202,408 at December 31, 2007.

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

Item 8.         Consolidated Financial Statements and Supplementary Data.

HARRIS & HARRIS GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

The following reports and consolidated financial schedules of Harris & Harris Group, Inc. are filed herewith and included in response to Item 8.

Documents	Page

Management's Report on Internal Control Over Financial Reporting	52
Report of Independent Registered Public Accounting Firm	53

Consolidated Financial Statements

Consolidated Statements of Assets and Liabilities as of December 31, 2007, and 2006	55

Consolidated Statements of Operations for the years ended December 31, 2007, 2006, 2005	56

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005	57

Consolidated Statements of Changes in Net Assets for the years ended December 31, 2007, 2006, and 2005	58

Consolidated Schedule of Investments as of December 31, 2007	59-69

Consolidated Schedule of Investments as of December 31, 2006	70-77

Footnote to Consolidated Schedule of Investments	78-82

Notes to Consolidated Financial Statements	83-102

Financial Highlights for the years ended December 31, 2007, 2006 and 2005	103

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the results of this assessment, management (including our Chief Executive Officer and Chief Financial Officer) has concluded that, as of December 31, 2007, the Company's internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 53 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Harris & Harris Group, Inc.:

In our opinion, the accompanying consolidated statements of assets and liabilities including the consolidated schedules of investments, and the related consolidated statements of operations, changes in net assets, cash flows, and the financial highlights present fairly, in all material respects, the financial position of Harris & Harris Group, Inc. and its subsidiaries ("the Company") at December 31, 2007 and December 31, 2006, and the results of their operations, their cash flows, the changes in their net assets, and the financial highlights for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing on page 52 of the 2007 Annual Report to Shareholders. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As more fully disclosed in Note 2 of the Notes to Consolidated Financial Statements, the financial statements include investments valued at $78,110,384 (56.5% of net assets) at December 31, 2007, the fair values of which have been estimated by the Board of Directors in the absence of readily ascertainable market values. These estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
March 12, 2008

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2007	December 31, 2006

ASSETS

Investments, at value (Cost: $142,230,461 at 12/31/07, $121,331,398 at 12/31/06)	$138,303,977	$112,323,978
Cash and cash equivalents	330,009	2,071,788
Restricted funds (Note 7)	2,667,020	2,149,785
Receivable from portfolio company	524	0
Receivable from broker (Note 4)	0	819,905
Interest receivable	647,337	625,372
Prepaid expenses	488,667	10,945
Other assets	455,798	326,817
Total assets	$142,893,332	$118,328,590

LIABILITIES & NET ASSETS

Accounts payable and accrued liabilities (Note 7)	$4,515,463	$4,115,300
Accrued profit sharing (Note 5)	0	261,661
Deferred rent	14,525	21,326
Total liabilities	4,529,988	4,398,287

Net assets	$138,363,344	$113,930,303

Net assets are comprised of:
Preferred stock, $0.10 par value, 2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares authorized at 12/31/07 and 12/31/06; 25,143,313 issued at 12/31/07 and 22,843,757 issued at 12/31/06	251,434	228,438
Additional paid in capital (Note 10)	160,927,691	129,801,201
Accumulated net realized loss	(15,483,766)	(3,686,385)
Accumulated unrealized depreciation of investments	(3,926,484)	(9,007,420)
Treasury stock, at cost (1,828,740 shares at 12/31/07 and 12/31/06)	(3,405,531)	(3,405,531)

Net assets	$138,363,344	$113,930,303

Shares outstanding	23,314,573	21,015,017

Net asset value per outstanding share	$5.93	$5.42

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Investment income:
Interest from:
Fixed-income securities	$2,705,597	$2,991,261	$1,409,273
Portfolio companies	0	0	65,620
Miscellaneous income	39	37,500	65,969
Total investment income	2,705,636	3,028,761	1,540,862

Expenses:
Salaries, benefits and stock-based compensation (Note 4)	11,435,329	7,933,276	2,459,033
Administration and operations	1,432,653	1,250,080	1,319,354
Profit-sharing provision (Note 5)	0	50,875	1,796,264
Professional fees	902,911	737,828	830,062
Rent	235,998	239,846	211,582
Directors' fees and expenses	435,060	340,750	308,874
Depreciation	63,113	64,916	64,713
Custodian fees	28,115	24,125	16,741
Total expenses	14,533,179	10,641,696	7,006,623

Net operating loss	(11,827,543)	(7,612,935)	(5,465,761)

Net realized gain from investments:
Realized gain from investments	118,137	31,338	23,862,037
Income tax expense (benefit) (Note 8)	87,975	(227,355)	9,653,248
Net realized gain from investments	30,162	258,693	14,208,789

Net decrease (increase) in unrealized depreciation on investments:
Change as a result of investment sales	0	0	(23,181,420)
Change on investments held	5,080,936	(4,418,870)	19,790,298
Change in unrealized depreciation on investments	5,080,936	(4,418,870)	(3,391,122)
Income tax (benefit) (Note 8)	0	0	(1,364,470)
Net decrease (increase) in unrealized depreciation on investments	5,080,936	(4,418,870)	(2,026,652)

Net (decrease) increase in net assets resulting from operations:
Total	$(6,716,445)	$(11,773,112)	$6,716,376
Per average basic and diluted outstanding share	$(0.30)	$(0.57)	$0.36
Average outstanding shares	22,393,030	20,759,547	18,471,770

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Cash flows used in operating activities:
Net (decrease) increase in net assets resulting from operations	$(6,716,445)	$(11,773,112)	$6,716,376
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized and unrealized (gain) loss on investments	(5,199,073)	4,420,619	(20,470,915)
Deferred income taxes	0	0	(1,364,470)
Depreciation and amortization	(60,009)	(426,168)	346,019
Taxes payable on behalf of shareholders on deemed dividend	0	0	8,122,367
Stock-based compensation expense	8,050,807	5,038,956	0

Changes in assets and liabilities:
Restricted funds	(517,235)	(419,351)	(138,463)
Receivable from portfolio company	(524)	75,000	(65,000)
Interest receivable	(21,965)	(376,808)	(189,603)
Income tax receivable	0	0	(7,023)
Prepaid expenses	(477,722)	(7,951)	539,496
Other receivables	819,905	(819,905)	0
Other assets	(152,012)	(176,325)	11,599
Accounts payable and accrued liabilities	400,163	1,002,643	268,525
Accrued profit sharing	(261,661)	(1,846,197)	1,796,264
Deferred rent	(6,801)	(9,677)	(3,927)
Current income tax liability	0	(9,637,026)	1,524,470

Net cash used in operating activities	(4,142,572)	(14,955,302)	(2,914,285)

Cash flows from investing activities:
Net (purchase) sale of short-term investments and marketable securities	(235,754)	37,593,589	(52,144,482)
Investment in private placements and loans	(20,595,161)	(24,408,187)	(16,251,339)
Proceeds from sale of investments	174,669	28,295	35,392,200
Purchase of fixed assets	(41,640)	(15,086)	(45,704)

Net cash (used in) provided by investing activities	(20,697,886)	13,198,611	(33,049,325)

Cash flows from financing activities:
Proceeds from public offering, net (Note 10)	12,993,168	0	36,526,567
Proceeds from stock option exercises (Note 4)	10,105,511	2,615,190	0

Net cash provided by financing activities	23,098,679	2,615,190	36,526,567

Net (decrease) increase in cash and cash equivalents:
Cash and cash equivalents at beginning of the year	2,071,788	1,213,289	650,332
Cash and cash equivalents at end of the year	330,009	2,071,788	1,213,289

Net (decrease) increase in cash and cash equivalents	$(1,741,779)	$858,499	$562,957

Supplemental disclosures of cash flow information:
Income taxes paid	$80,236	$9,425,922	$0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended	Year Ended	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005

Changes in net assets from operations:

Net operating loss	$(11,827,543)	$(7,612,935)	$(5,465,761)
Net realized gain on investments	30,162	258,693	14,208,789
Net (increase) in unrealized depreciation on investments as a result of sales	0	0	(23,181,420)
Net decrease (increase) in unrealized depreciation on investments held	5,080,936	(4,418,870)	19,790,298
Net change in deferred taxes	0	0	1,364,470

Net (decrease) increase in net assets resulting from operations	(6,716,445)	(11,773,112)	6,716,376

Changes in net assets from capital stock transactions:

Issuance of common stock upon the exercise of stock options	9,996	2,587	0
Issuance of common stock on offering	13,000	0	35,075
Additional paid in capital on common stock issued	23,075,683	2,612,603	36,491,492
Stock-based compensation expense	8,050,807	5,038,956	0

Net increase in net assets resulting from capital stock transactions	31,149,486	7,654,146	36,526,567

Changes in net assets from adoption of SFAS No. 158	0	61,527	0

Net increase (decrease) in net assets	24,433,041	(4,057,439)	43,242,943

Net Assets:

Beginning of the year	113,930,303	117,987,742	74,744,799

End of the year	$138,363,344	$113,930,303	$117,987,742

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2007

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Unaffiliated Companies (2)(3) – 15.25% of net assets at value

Private Placement Portfolio (Illiquid) – 15.25% of net assets at value

BioVex Group, Inc. (4)(5)(6)(7)(8) – Developing novel biologics for treatment of cancer and infectious disease Series E Convertible Preferred Stock	(B)	2,799,552	$2,500,000

Exponential Business Development Company (4)(5) — Venture capital partnership focused on early stage companies Limited Partnership Interest	(B)	1	2,026

Molecular Imprints, Inc. (4)(5) — Manufacturing nanoimprint lithography capital equipment
Series B Convertible Preferred Stock	(B)	1,333,333	2,000,000
Series C Convertible Preferred Stock	(B)	1,250,000	2,389,250
Warrants at $2.00 expiring 12/31/11	(B)	125,000	110,750
			4,500,000

Nanosys, Inc. (4)(5)(7) — Developing zero and one-dimensional inorganic nanometer-scale materials and devices
Series C Convertible Preferred Stock	(B)	803,428	2,370,113
Series D Convertible Preferred Stock	(B)	1,016,950	3,000,003
			5,370,116

Nantero, Inc. (4)(5)(7) — Developing a high-density, nonvolatile, random access memory chip, enabled by carbon nanotubes
Series A Convertible Preferred Stock	(B)	345,070	1,046,908
Series B Convertible Preferred Stock	(B)	207,051	628,172
Series C Convertible Preferred Stock	(B)	188,315	571,329
			2,246,409

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2007

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Unaffiliated Companies (2)(3) – 15.25% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) – 15.25% of net assets at value (cont.)

NeoPhotonics Corporation (4)(5) — Developing and manufacturing optical devices and components
Common Stock	(B)	716,195	$133,141
Series 1 Convertible Preferred Stock	(B)	1,831,256	1,831,256
Series 2 Convertible Preferred Stock	(B)	741,898	741,898
Series 3 Convertible Preferred Stock	(B)	2,750,000	2,750,000
Warrants at $0.15 expiring 01/26/10	(B)	16,364	1,325
Warrants at $0.15 expiring 12/05/10	(B)	14,063	1,139
			5,458,759

Polatis, Inc. (4)(5)(7)(9) — Developing MEMS-based optical networking components
Series A-1 Convertible Preferred Stock	(B)	16,775	0
Series A-2 Convertible Preferred Stock	(B)	71,611	132,653
Series A-4 Convertible Preferred Stock	(B)	4,774	8,768
Series A-5 Convertible Preferred Stock	(B)	16,438	135,105
			276,526

Starfire Systems, Inc. (4)(5)(7) — Producing ceramic-forming polymers
Common Stock	(B)	375,000	150,000
Series A-1 Convertible Preferred Stock	(B)	600,000	600,000
			750,000

Total Unaffiliated Private Placement Portfolio (cost: $21,435,392)			$21,103,836

Total Investments in Unaffiliated Companies (cost: $21,435,392)			$21,103,836

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2007

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(10) – 38.06% of net assets at value

Private Placement Portfolio (Illiquid) – 38.06% of net assets at value

Adesto Technologies Corporation (4)(5)(6)(7) — Developing semiconductor-related products enabled at the nanoscale
Series A Convertible Preferred Stock	(B)	3,416,149	$1,147,826

Ancora Pharmaceuticals Inc. (4)(5)(6)(7) – Developing synthetic carbohydrates for pharmaceutical markets and for internal drug development programs
Series B Convertible Preferred Stock	(B)	909,091	639,062
Warrants at $1.06 expiring 05/01/08	(B)	754,717	60,377
			699,439

BridgeLux, Inc. (4)(5)(11) — Manufacturing high-power light emitting diodes
Series B Convertible Preferred Stock	(B)	1,861,504	2,792,256
Series C Convertible Preferred Stock	(B)	2,130,699	3,196,050
Warrants at $0.7136 expiring 02/02/2017	(B)	98,340	138,856
Warrants at $0.7136 expiring 04/26/2017	(B)	65,560	92,833
			6,219,995

Cambrios Technologies Corporation (4)(5)(7) — Developing nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock	(B)	1,294,025	1,294,025
Series C Convertible Preferred Stock	(B)	1,300,000	1,300,000
			2,594,025

Chlorogen, Inc. (4)(5)(12) — Developed patented chloroplast technology to produce plant-made proteins
Series A Convertible Preferred Stock	(B)	4,478,038	0
Series B Convertible Preferred Stock	(B)	2,077,930	0
Secured Convertible Bridge Note (including interest)	(B)	$176,811	0
			0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2007

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(10) – 38.06% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) – 38.06% of net assets at value (cont.)

Crystal IS, Inc. (4)(5)(7) — Developing single-crystal aluminum nitride substrates for optoelectronic devices
Series A Convertible Preferred Stock	(B)	391,571	$305,425
Series A-1 Convertible Preferred Stock	(B)	1,300,376	1,014,294
Warrants at $0.78 expiring 05/05/2013	(B)	15,231	9,550
Warrants at $0.78 expiring 05/12/2013	(B)	2,350	1,473
Warrants at $0.78 expiring 08/08/2013	(B)	4,396	2,796
			1,333,538

CSwitch, Inc. (4)(5)(7)(13) — Developing next-generation, system-on- a-chip solutions for communications-based platforms
Series A-1 Convertible Preferred Stock	(B)	6,863,118	3,431,559
Secured Convertible Bridge Note (including interest)	(B)	$529,852	541,581
			3,973,140

D-Wave Systems, Inc. (4)(5)(7)(14) — Developing high- performance quantum computing systems
Series B Convertible Preferred Stock	(B)	2,000,000	2,226,488

Ensemble Discovery Corporation (4)(5)(6)(7) – Developing DNA Programmed Chemistry for the discovery of new classes of therapeutics and bioassays
Series B Convertible Preferred Stock	(B)	1,449,275	2,000,000

Innovalight, Inc. (4)(5)(7) – Developing renewable energy products enabled by silicon-based nanomaterials
Series B Convertible Preferred Stock	(B)	16,666,666	5,718,216
Series C Convertible Preferred Stock	(B)	5,810,577	1,993,568
			7,711,784

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2007

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(10) – 38.06% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) – 38.06% of net assets at value (cont.)

Kereos, Inc. (4)(5)(7) — Developing emulsion-based imaging agents and targeted therapeutics to image and treat cancer and cardiovascular disease
Series B Convertible Preferred Stock	(B)	545,456	$159,743

Kovio, Inc. (4)(5)(7) — Developing semiconductor products using printed electronics and thin-film technologies
Series C Convertible Preferred Stock	(B)	2,500,000	3,125,000
Series D Convertible Preferred Stock	(B)	800,000	1,000,000
			4,125,000

Lifco, Inc. (4)(5)(6)(7)(15) — Developing energy solutions using nanostructured materials
Series A Convertible Preferred Stock	(B)	1,208,262	946,528

Mersana Therapeutics, Inc. (4)(5)(7)(16) — Developing advanced polymers for drug delivery
Series A Convertible Preferred Stock	(B)	68,451	136,902
Series B Convertible Preferred Stock	(B)	866,500	1,733,000
Warrants at $2.00 expiring 10/21/10	(B)	91,625	118,380
			1,988,282

Metabolon, Inc. (4)(5)(7) – Discovering biomarkers through the use of metabolomics
Series B Convertible Preferred Stock	(B)	2,173,913	2,500,000

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2007

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(10) – 38.06% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) – 38.06% of net assets at value (cont.)

NanoGram Corporation (4)(5)(7) — Developing a broad suite of intellectual property utilizing nanoscale materials
Series I Convertible Preferred Stock	(B)	63,210	$124,524
Series II Convertible Preferred Stock	(B)	1,250,904	2,464,281
Series III Convertible Preferred Stock	(B)	1,242,144	2,447,024
Series IV Convertible Preferred Stock	(B)	432,179	851,393
			5,887,222

Nanomix, Inc. (4)(5)(7) — Producing nanoelectronic sensors that integrate carbon nanotube electronics with silicon microstructures
Series C Convertible Preferred Stock	(B)	977,917	330,228
Series D Convertible Preferred Stock	(B)	6,802,397	680,240
			1,010,468

NanoOpto Corporation (4)(5)(17) — Manufactured discrete and integrated optical communications sub-components on a chip by utilizing nano manufacturing and nano coating technology
Series A-1 Convertible Preferred Stock	(B)	267,857	0
Series B Convertible Preferred Stock	(B)	3,819,935	0
Series C Convertible Preferred Stock	(B)	1,932,789	0
Series D Convertible Preferred Stock	(B)	1,397,218	0
Warrants at $0.4359 expiring 03/15/10	(B)	193,279	0
Secured Convertible Bridge Note (including interest)	(B)	$268,654	105,714
			105,714

Nextreme Thermal Solutions, Inc. (4)(5)(7) — Developing thin-film thermoelectric devices for cooling and energy conversion
Series A Convertible Preferred Stock	(B)	1,750,000	1,750,000

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2007

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(10) – 38.06% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) – 38.06% of net assets at value (cont.)

Questech Corporation (4)(5) — Manufacturing and marketing proprietary metal and stone decorative tiles
Common Stock	(B)	655,454	$589,259
Warrants at $1.50 expiring 11/19/08	(B)	5,000	1,085
Warrants at $1.50 expiring 11/19/09	(B)	5,000	1,910
			592,254

Siluria Technologies, Inc. (4)(5)(6)(7) – Developing new-generation nanomaterials
Series S-2 Convertible Preferred Stock	(B)	482,218	160,723

Solazyme, Inc. (4)(5)(7) — Developing energy-harvesting machinery of photosynthetic microbes to produce industrial and pharmaceutical molecules
Series A Convertible Preferred Stock	(B)	988,204	997,691
Series B Convertible Preferred Stock	(B)	495,246	500,000
			1,497,691

Xradia, Inc. (4)(5) – Designing, manufacturing and selling ultra high resolution 3D x-ray microscopes and fluorescence imaging systems
Series D Convertible Preferred Stock	(B)	3,121,099	4,000,000

Zia Laser, Inc. (4)(5)(18) — Developed quantum dot semiconductor lasers
Series C Convertible Preferred Stock	(B)	1,500,000	21,329

Total Non-Controlled Private Placement Portfolio (cost: $54,306,393)			$52,651,189

Total Investments in Non-Controlled Affiliated Companies (cost: $54,306,393)			$52,651,189

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2007

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Controlled Affiliated Companies (2)(19) – 3.15% of net assets at value

Private Placement Portfolio (Illiquid) – 3.15% of net assets at value

Evolved Nanomaterial Sciences, Inc. (4)(5)(20) — Developed nanoscale-enhanced approaches for the resolution of chiral molecules
Series A Convertible Preferred Stock	(B)	5,870,021	$0

Phoenix Molecular Corporation (4)(5)(6)(7) – Developing technology to enable the separation of difficult-to-separate materials.
Common Stock	(B)	1,000	10
Unsecured Convertible Bridge Note (including interest)	(B)	$50,000	50,733
			50,743

SiOnyx, Inc. (4)(5)(7) — Developing silicon-based optoelectronic products enabled by its proprietary "Black Silicon"
Series A Convertible Preferred Stock	(B)	233,499	135,686
Series A-1 Convertible Preferred Stock	(B)	2,966,667	1,723,930
Series A-2 Convertible Preferred Stock	(B)	4,207,537	2,445,000
			4,304,616

Total Controlled Private Placement Portfolio (cost: $6,935,743)			$4,355,359

Total Investments in Controlled Affiliated Companies (cost: $6,935,743)			$4,355,359

Total Private Placement Portfolio (cost: $82,677,528)			$78,110,384

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2007

U.S. Government and Agency Securities –43.50% of net assets at value

U.S. Treasury Bill — due date 02/21/08	(J)	$2,750,000	$2,738,725
U.S. Treasury Notes — due date 02/15/08, coupon 3.375%	(H)	15,005,000	15,006,200
U.S. Treasury Notes — due date 05/15/08, coupon 3.75%	(H)	9,000,000	9,010,530
U.S. Treasury Notes — due date 09/15/08, coupon 3.125%	(H)	5,000,000	4,991,800
U.S. Treasury Notes — due date 01/15/09, coupon 3.25%	(H)	3,000,000	3,005,160
U.S. Treasury Notes — due date 02/15/09, coupon 4.50%	(H)	5,100,000	5,176,908
U.S. Treasury Notes — due date 04/15/09, coupon 3.125%	(H)	3,000,000	3,001,410
U.S. Treasury Notes — due date 07/15/09, coupon 3.625%	(H)	3,000,000	3,023,910
U.S. Treasury Notes — due date 10/15/09, coupon 3.375%	(H)	3,000,000	3,018,510
U.S. Treasury Notes — due date 01/15/10, coupon 3.625%	(H)	3,000,000	3,034,680
U.S. Treasury Notes — due date 04/15/10, coupon 4.00%	(H)	3,000,000	3,060,930
U.S. Treasury Notes — due date 07/15/10, coupon 3.875%	(H)	3,000,000	3,060,930
U.S. Treasury Notes — due date 10/15/10, coupon 4.25%	(H)	2,000,000	2,063,900

Total Investments in U.S. Government and Agency Securities (cost: $59,552,933)			$60,193,593

Total Investments (cost: $142,230,461)			$138,303,977

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2007

Notes to Consolidated Schedule of Investments

(1)	See Footnote to Consolidated Schedule of Investments on page 78 for a description of the Valuation Procedures.

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

(3)
The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $21,435,392. The gross unrealized appreciation based on the tax cost for these securities is $1,732,194. The gross unrealized depreciation based on the tax cost for these securities is $2,063,750.

(4)	Legal restrictions on sale of investment.

(5)	Represents a non-income producing security. Equity investments that have not paid dividends within the last 12 months are considered to be non-income producing.

(6)	Initial investment was made during 2007.

(7)
These investments are development stage companies. A development stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations, or it has commenced such operations but has not realized significant revenue from them.

(8)
With our purchase of Series E Convertible Preferred Stock of BioVex, we received a warrant to purchase a number of shares of common stock of BioVex as determined by dividing 624,999.99 by the price per share at which the common stock is offered and sold to the public in connection with the initial public offering.  The ability to exercise this warrant is therefore contingent on BioVex completing successfully an initial public offering before the expiration date of the warrant of September 27, 2012. The exercise price of this warrant shall be 110 percent of the initial public offering price.

(9)	Continuum Photonics, Inc., merged with Polatis, Ltd., to form Polatis, Inc.

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2007

(10)
The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $54,306,393. The gross unrealized appreciation based on the tax cost for these securities is $10,915,201. The gross unrealized depreciation based on the tax cost for these securities is $12,570,405.

(11)	BridgeLux, Inc., was previously named eLite Optoelectronics, Inc.

(12)	On November 30, 2007, Chlorogen filed a Certificate of Dissolution with the state of Delaware.

(13)
With our investment in a secured convertible bridge note issued by CSwitch, we received a warrant to purchase a number of shares of the class of stock sold in the next financing of CSwitch equal to $529,322.36, the principal of the note, divided by the lowest price per share of the class of stock sold in the next financing of CSwitch.  The ability to exercise this warrant is therefore contingent on CSwitch completing successfully a subsequent round of financing.  The warrant will expire five years from the date of the close of the next round of financing.  The cost basis of this warrant is $529.32.

(14)
D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave Systems, Inc., through D-Wave USA, a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. See "Note 2. Summary of Significant Accounting Policies."

(15)	On February 28, 2008, Lifco, Inc., merged with CFX Battery, Inc., to form CFX Battery, Inc.

(16)	Mersana Therapeutics, Inc., was previously named Nanopharma Corp.

(17)	On July 19, 2007, NanoOpto Corporation sold its assets to API Nanotronics, Inc.

(18)	On November 30, 2006, the assets of Zia Laser, Inc., were acquired by Innolume, Inc.

(19)
The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $6,935,743. The gross unrealized appreciation based on the tax cost for these securities is $219,616. The gross unrealized depreciation based on the tax cost for these securities is $2,800,000.

(20)	On September 30, 2007, Evolved Nanomaterial Sciences, Inc., filed for Chapter 7 bankruptcy.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2006

	Method of Valuation (3)	Shares/ Principal	Value

Investments in Unaffiliated Companies (6)(7) – 15.61% of net assets

Private Placement Portfolio (Illiquid) – 15.61% of net assets

AlphaSimplex Group, LLC (2) — Investment management company headed by
Dr. Andrew W. Lo, holder of the Harris & Harris Group Chair at MIT Limited Liability Company Interest	(B)	—	$10,521

Exponential Business Development Company (1)(2) —
Venture capital partnership focused on early stage companies Limited Partnership Interest	(B)	—	0

Molecular Imprints, Inc. (1)(2) — Manufacturing nanoimprint lithography capital equipment
Series B Convertible Preferred Stock	(A)	1,333,333	2,000,000
Series C Convertible Preferred Stock	(A)	1,250,000	2,500,000
Warrants at $2.00 expiring12/31/11	(B)	125,000	0
			4,500,000

Nanosys, Inc. (1)(2)(5) — Developing zero and one-dimensional inorganic nanometer-scale materials for use in nanotechnology- enabled systems
Series C Convertible Preferred Stock	(C)	803,428	2,370,113
Series D Convertible Preferred Stock	(C)	1,016,950	3,000,003
			5,370,116

Nantero, Inc. (1)(2)(5) — Developing a high-density, nonvolatile, random access memory chip, enabled by carbon nanotubes
Series A Convertible Preferred Stock	(C)	345,070	1,046,908
Series B Convertible Preferred Stock	(C)	207,051	628,172
Series C Convertible Preferred Stock	(C)	188,315	571,329
			2,246,409

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2006

	Method of Valuation (3)	Shares/ Principal	Value

Investments in Unaffiliated Companies (6)(7) – 15.61% of net assets (cont.)

Private Placement Portfolio (Illiquid) – 15.61% of net assets (cont.)

NeoPhotonics Corporation (1)(2) — Developing and manufacturing planar optical devices and components
Common Stock	(C)	716,195	$133,141
Series 1 Convertible Preferred Stock	(C)	1,831,256	1,831,256
Series 2 Convertible Preferred Stock	(C)	741,898	741,898
Series 3 Convertible Preferred Stock	(C)	2,750,000	2,750,000
Warrants at $0.15 expiring 01/26/10	(C)	16,364	164
Warrants at $0.15 expiring 12/05/10	(C)	14,063	140
			5,456,599

Polatis, Inc. (1)(2)(5)(10) — Developing optical networking components by merging materials, MEMS and electronics technologies
Series A-1 Convertible Preferred Stock	(B)	16,775	0
Series A-2 Convertible Preferred Stock	(B)	71,611	141,520
Series A-4 Convertible Preferred Stock	(B)	4,774	9,435
Series A-5 Convertible Preferred Stock	(B)	5,491	45,127

			196,082

Total Unaffiliated Private Placement Portfolio (cost: $18,107,124)			$17,779,727

Total Investments in Unaffiliated Companies (cost: $18,107,124)			$17,779,727

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2006

	Method of Valuation (3)	Shares/ Principal	Value

Investments in Non-Controlled Affiliated Companies (6)(8) – 28.20% of net assets

Private Placement Portfolio (Illiquid) – 28.20% of net assets

BridgeLux, Inc. (1)(2)(11) — Manufacturing high-power light emitting diodes
Series B Convertible Preferred Stock	(A)	1,861,504	$1,000,000

Cambrios Technologies Corporation (1)(2)(5) — Developing nanowire- enabled electronic materials for the display industry
Series B Convertible Preferred Stock	(A)	1,294,025	1,294,025

Chlorogen, Inc. (1)(2)(5) — Developing patented chloroplast technology to produce plant-made proteins
Series A Convertible Preferred Stock	(C)	4,478,038	785,000
Series B Convertible Preferred Stock	(C)	2,077,930	364,261
Secured Convertible Bridge Note (including interest)	(A)	$221,438	225,697
			1,374,958

Crystal IS, Inc. (1)(2)(5) — Developing single-crystal aluminum nitride substrates for optoelectronic devices
Series A Convertible Preferred Stock	(C)	391,571	305,425
Series A-1 Convertible Preferred Stock	(C)	1,300,376	1,014,294
Warrants at $0.78 expiring 05/05/2013	(B)	15,231	0
Warrants at $0.78 expiring 05/12/2013	(B)	2,350	0
Warrants at $0.78 expiring 08/08/2013	(B)	4,396	0
			1,319,719

CSwitch, Inc. (1)(2)(5) — Developing next-generation, system-on-a-chip solutions for communications-based platforms
Series A-1 Convertible Preferred Stock	(C)	6,700,000	3,350,000

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2006

	Method of Valuation (3)	Shares/ Principal	Value

Investments in Non-Controlled Affiliated Companies (6)(8) – 28.20% of net assets (cont.)

Private Placement Portfolio (Illiquid) – 28.20% of net assets (cont.)

D-Wave Systems, Inc. (1)(2)(4)(5)(13) — Developing high-performance quantum computing systems
Series B Convertible Preferred Stock	(A)	2,000,000	$1,716,444
Warrants at $0.85 expiring 10/19/07	(B)	1,800,000	0
			1,716,444

Innovalight, Inc. (1)(2)(4)(5) - Developing renewable energy products enabled by silicon-based nanomaterials
Series B Convertible Preferred Stock	(A)	16,666,666	2,500,000

Kereos, Inc. (1)(2)(5) — Developing emulsion-based imaging agents and targeted therapeutics to image and treat cancer and cardiovascular disease
Series B Convertible Preferred Stock	(A)	349,092	960,000

Kovio, Inc. (1)(2)(5) — Developing semiconductor products using printed electronics and thin-film technologies
Series C Convertible Preferred Stock	(A)	2,500,000	3,000,000

Mersana Therapeutics, Inc. (1)(2)(5)(12) — Developing advanced polymers for drug delivery
Series A Convertible Preferred Stock	(C)	68,452	136,904
Series B Convertible Preferred Stock	(C)	616,500	1,233,000
Warrants at $2.00 expiring 10/21/10	(B)	91,625	0
			1,369,904

Metabolon, Inc. (1)(2)(4)(5) - Discovering biomarkers through the use of metabolomics
Series B Convertible Preferred Stock	(A)	2,173,913	2,500,000

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2006

	Method of Valuation (3)	Shares/ Principal	Value

Investments in Non-Controlled Affiliated Companies (6)(8) – 28.20% of net assets (cont.)

Private Placement Portfolio (Illiquid) – 28.20% of net assets (cont.)

NanoGram Corporation (1)(2)(5) — Developing a broad suite of intellectual property utilizing nanotechnology
Series I Convertible Preferred Stock	(C)	63,210	$64,259
Series II Convertible Preferred Stock	(C)	1,250,904	1,271,670
Series III Convertible Preferred Stock	(C)	1,242,144	1,262,764
			2,598,693

Nanomix, Inc. (1)(2)(5) — Producing nanoelectronic sensors that integrate carbon nanotube electronics with silicon microstructures
Series C Convertible Preferred Stock	(B)	9,779,181	790,000

NanoOpto Corporation (1)(2)(5) — Manufacturing discrete and integrated optical communications sub-components on a chip by utilizing nano manufacturing and nano coating technology
Series A-1 Convertible Preferred Stock	(B)	267,857	16,400
Series B Convertible Preferred Stock	(B)	3,819,935	560,328
Series C Convertible Preferred Stock	(B)	1,932,789	425,266
Series D Convertible Preferred Stock	(B)	1,397,218	204,951
Warrants at $0.4359 expiring 03/15/10	(B)	193,279	0
			1,206,945

Nextreme Thermal Solutions, Inc. (1)(2)(5) — Developing thin-film thermoelectric devices
Series A Convertible Preferred Stock	(A)	1,000,000	1,000,000

Questech Corporation (1)(2) — Manufacturing and marketing proprietary metal and stone decorative tiles
Common Stock	(B)	655,454	996,683
Warrants at $1.50 expiring 11/21/07	(B)	3,750	77
Warrants at $1.50 expiring 11/19/08	(B)	5,000	103
Warrants at $1.50 expiring 11/19/09	(B)	5,000	103
			996,966

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2006

	Method of Valuation (3)	Shares/ Principal	Value

Investments in Non-Controlled Affiliated Companies (6)(8) – 28.20% of net assets (cont.)

Private Placement Portfolio (Illiquid) – 28.20% of net assets (cont.)

Solazyme, Inc. (1)(2)(5) — Developing energy-harvesting machinery of photosynthetic microbes to produce industrial and pharmaceutical molecules
Series A Convertible Preferred Stock	(C)	988,204	$385,400

Starfire Systems, Inc. (1)(2)(5) —Producing ceramic-forming polymers
Common Stock	(A)	375,000	150,000
Series A-1 Convertible Preferred Stock	(C)	600,000	600,000
			750,000

Xradia, Inc. (1)(2)(4) - Designing, manufacturing and selling ultra high resolution 3D x-ray microscopes and fluorescence imaging systems.
Series D Convertible Preferred Stock	(A)	3,121,099	4,000,000

Zia Laser, Inc. (1)(2)(5) — Developing quantum dot semiconductor lasers
Series C Convertible Preferred Stock	(C)	1,500,000	15,000

Total Non-Controlled Private Placement Portfolio (cost: $39,571,676)			$32,128,054

Total Investments in Non-Controlled Affiliated Companies (cost: $39,571,676)			$32,128,054

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2006

	Method of Valuation (3)	Shares/ Principal	Value

Investments in Controlled Affiliated Companies (6)(9) – 3.30% of net assets

Private Placement Portfolio (Illiquid) – 3.30% of net assets

Evolved Nanomaterial Sciences, Inc. (1)(2)(4)(5) — Developing nanotechnology-enhanced approaches for the resolution of chiral molecules
Series A Convertible Preferred Stock	(A)	5,870,021	$2,800,000

SiOnyx, Inc. (1)(2)(4)(5) — Developing silicon-based optoelectronic products enabled by its proprietary, "Black Silicon"
Series A Convertible Preferred Stock	(C)	233,499	70,050
Series A-1 Convertible Preferred Stock	(C)	2,966,667	890,000
			960,050

Total Controlled Private Placement Portfolio (cost: $4,440,000)			$3,760,050

Total Investments in Controlled Affiliated Companies (cost: $4,440,000)			$3,760,050

U.S. Government and Agency Securities – 51.48% of net assets

U.S. Treasury Bill — due date 1/18/07	(J)	2,217,000	2,212,677
U.S. Treasury Notes — due date 11/30/07, coupon 4.25%	(H)	6,500,000	6,455,345
U.S. Treasury Notes — due date 02/15/08, coupon 3.375%	(H)	9,000,000	8,842,860
U.S. Treasury Notes — due date 05/15/08, coupon 3.75%	(H)	9,000,000	8,862,210
U.S. Treasury Notes — due date 09/15/08, coupon 3.125%	(H)	5,000,000	4,861,350
U.S. Treasury Notes — due date 01/15/09, coupon 3.25%	(H)	3,000,000	2,910,930
U.S. Treasury Notes — due date 02/15/09, coupon 4.50%	(H)	5,100,000	5,069,145
U.S. Treasury Notes — due date 04/15/09, coupon 3.125%	(H)	3,000,000	2,893,830
U.S. Treasury Notes — due date 07/15/09, coupon 3.625%	(H)	3,000,000	2,920,890
U.S. Treasury Notes — due date 10/15/09, coupon 3.375%	(H)	3,000,000	2,894,310
U.S. Treasury Notes — due date 01/15/10, coupon 3.625%	(H)	3,000,000	2,907,420
U.S. Treasury Notes — due date 04/15/10, coupon 4.00%	(H)	3,000,000	2,935,560
U.S. Treasury Notes — due date 07/15/10, coupon 3.875%	(H)	3,000,000	2,920,560
U.S. Treasury Notes — due date 10/15/10, coupon 4.25%	(H)	2,000,000	1,969,060

Total Investments in U.S. Government and Agency Securities (cost: $59,212,598)			$58,656,147

Total Investments (cost: $121,331,398)			$112,323,978

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2006

Notes to Consolidated Schedule of Investments

(1)	Represents a non-income producing security. Equity investments that have not paid dividends within the last 12 months are considered to be non-income producing.

(2)	Legal restrictions on sale of investment.

(3)	See Footnote to Schedule of Investments for a description of the Valuation Procedures.

(4)	Initial investment was made during 2006.

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

(13)
D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave Systems, Inc., through D-Wave USA, a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. Refer to “Note 2. Summary of Significant Accounting Policies.”

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

Short-Term Fixed-Income Securities; and

All Other Securities.

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

Our valuation policy with respect to the five broad investment categories is as follows:

Equity-Related Securities

Equity-related securities, including warrants, are valued using one or more of the following basic methods of valuation:

A. Cost. This method may be used in the early stages of a company’s development until significant positive or negative events occur subsequent to the date of the original investment that dictate a change to another valuation method.

B. Analytical Method. The analytical method is generally used to value an investment position when there is no established public or private market in the company’s securities. This valuation method is inherently imprecise and ultimately the result of reconciling the judgments of our Valuation Committee members, based on the data available to them. The resulting valuation, although stated as a precise number, is necessarily within a range of values that vary depending upon the significance attributed to the various factors being considered.

The analytical method considers the following factors:

•	The cost of the Company’s investment;

•	Transactions in a company's securities or unconditional firm offers by responsible parties as a factor in determining valuation;

•	The financial condition and operating results of the company;

•	The long-term potential of the business and technology of the company;

•	The values of similar securities issued by companies in similar businesses;

•	Multiples to revenue, net income or EBITDA that similar securities issued by companies in similar businesses receive;

•	The proportion of the company's securities we own and the nature of any rights to require the company to register restricted securities under applicable securities laws; and

•	The rights and preferences of the class of securities we own as compared to other classes of securities the portfolio company has issued.

When the analytical method is used to value warrants, the Company utilizes the Black-Scholes model.

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

Investments in Intellectual Property or Patents or Research and Development in Technology or Product Development

These investments are carried at fair value using the following basic methods of valuation:

E. Cost. This method may be used in the early stages of commercializing or developing intellectual property or patents or research and development in technology or product development until significant positive or adverse events occur subsequent to the date of the original investment that dictate a change to another valuation method.

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

The analytical method considers the following factors:

•	The cost of the investment;

•	Investments in the same or substantially similar intellectual property or patents or research and development in technology or product development or offers by responsible third parties;

•	The results of research and development;

•	Product development progress;

•	Commercial prospects;

•	Term of patent;

•	Projected markets; and

•	Other subjective factors.

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

As of December 31, 2007, and December 31, 2006, we do not have any investments in intellectual property or patents or research and development in technologies or products.

Long-Term Fixed-Income Securities

H. Readily Marketable. Long-term, fixed-income securities for which market quotations are readily available are carried at market value as of the time of valuation using the most recent bid quotations when available.

I. Not Readily Marketable. Long-term, fixed-income securities for which market quotations are not readily available are carried at fair value as determined in good faith by the Valuation Committee on the basis of available data, which may include credit quality and interest rate analysis, as well as quotations from dealers and brokers. Where such quotations are not available, fair value is determined using prices from independent pricing services that the Board believes are reasonably reliable and based on reasonable price discovery procedures and data from other sources.

Short-Term Fixed-Income Securities

J. Short-Term Fixed-Income Securities are valued in the same manner as long-term fixed-income securities until the remaining maturity is 60 days or less, after which time such securities may be valued at amortized cost if there is no concern over payment at maturity.

All Other Securities

K. All Other Securities are reported at fair value as determined in good faith by the Valuation Committee. As of December 31, 2007, and December 31, 2006, we did not have any of these investments.

For all other securities, the reported values shall reflect the Valuation Committee's judgment of fair values as of the valuation date using the outlined basic methods of valuation or any other method of valuation within the prescribed guidelines that the Valuation Committee determines after review and analysis is more appropriate for the particular kind of investment. They do not necessarily represent an amount of money that would be realized if we had to sell such assets in an immediate liquidation. Thus, valuations as of any particular date are not necessarily indicative of amounts that we may ultimately realize as a result of future sales or other dispositions of investments we hold.

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

Harris & Harris Enterprises, Inc.,SM is a 100 percent wholly owned subsidiary of the Company. Harris & Harris Enterprises, Inc., is a partner in Harris Partners I, L.P.,SM and is taxed under Subchapter C of the Code (a “C Corporation”). Harris Partners I, L.P, is a limited partnership and owned our interest in AlphaSimplex Group, LLC. The partners of Harris Partners I, L.P., are Harris & Harris Enterprises, Inc., (sole general partner) and Harris & Harris Group, Inc., (sole limited partner). Harris & Harris Enterprises, Inc., pays taxes on any non-passive investment income generated by Harris Partners I, L.P. The Company consolidates the results of its subsidiaries for financial reporting purposes.

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

Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities as of December 31, 2007, and December 31, 2006, and the reported amounts of revenues and expenses for the twelve months ended December 31, 2007, 2006, and 2005. Actual results could differ from these estimates, and the differences could be material. The most significant estimates relate to the fair valuations of certain of our investments. At December 31, 2007, and 2006, 54.6 percent and 45.4 percent, respectively, of the Company’s total assets represented portfolio investments whose fair values have been determined by the Board of Directors in good faith in the absence of readily available market values.

Cash and Cash Equivalents. Cash and cash equivalents includes demand deposits and money market instruments with maturities of less than three months. Cash and cash equivalents are carried at cost which approximates fair value.

Portfolio Investment Valuations. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the SEC. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") At December 31, 2007, and 2006, our financial statements include private venture capital investments valued at $78,110,384 and $53,667,831, respectively, the fair values of which were determined in good faith by, or under the direction, of the Board of Directors. Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material.

Foreign Currency Translation. The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. For the year ended December 31, 2007, included in the net decrease in unrealized depreciation on investments was a $307,636 gain resulting from foreign currency translation.

Securities Transactions. Securities transactions are accounted for on the date the securities are purchased or sold (trade date).

Interest Income Recognition. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on accrual basis. The Company ceases accruing interest when securities are determined to be non-income producing and writes off any previously accrued interest.

Realized Gain or Loss and Unrealized Appreciation or Depreciation of Portfolio Investments. Realized gain or loss is recognized when an investment is disposed of and is computed as the difference between the Company’s cost basis in the investment at the disposition date and the net proceeds received from such disposition. Realized gains and losses on investment transactions are determined by specific identification. Unrealized appreciation or depreciation is computed as the difference between the fair value of the investment and the cost basis of such investment.

Stock-Based Compensation. The Company has a stock-based employee compensation plan. The Company accounts for the plan in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment." See “Note 4. Stock-Based Compensation” for further discussion.

Income Taxes. As we intend to qualify as a RIC under Subchapter M of the Internal Revenue Code, the Company does not provide for income taxes. Our taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes."

However, we pay federal, state and local income taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is a C corporation. See “Note 8. Income Taxes."

In June 2006, the FASB issued Interpretation 48, "Accounting for Uncertainty in Income Taxes" (“FIN 48”), an interpretation of SFAS No. 109. FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Company adopted FIN 48 on January 1, 2007, which had no effect on the Company's financial statements. The Company recognizes interest and penalties in income tax expense. See “Note 8. Income Taxes” for further discussion.

Restricted Funds. The Company maintains a rabbi trust for the purposes of accumulating funds to satisfy the obligations incurred by us for the Supplemental Executive Retirement Plan ("SERP") under the employment agreement with Charles E. Harris.

Property and Equipment. Property and equipment are included in "Other Assets" and are carried at cost, less accumulated depreciation of $336,877. Depreciation is provided using the straight-line method over the estimated useful lives of the premises and equipment.

Concentration of Credit Risk. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

Recent Accounting Pronouncements. In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for us on January 1, 2008. The adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.

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

NOTE 3. INVESTMENTS

The private placement portfolio at fair value consisted of the following geographic regions at December 31, 2007, and 2006:

December 31, 2007

Geographic Region	Fair Value	Percentage of Total Private Placement Portfolio	Percentage of Net Assets

West	$50,124,606	64.2%	36.2%
Northeast	$16,849,547	21.6%	12.2%
Midwest	$4,659,743	6.0%	3.4%
Southeast	$4,250,000	5.4%	3.1%
Outside U.S.	$2,226,488	2.8%	1.6%

	$78,110,384	100.0%

December 31, 2006

Geographic Region	Fair Value	Percentage of Total Private Placement Portfolio	Percentage of Net Assets

West	$29,759,833	55.5%	26.1%
Northeast	$11,856,596	22.1%	10.4%
Midwest	$6,834,958	12.7%	6.0%
Southeast	$3,500,000	6.5%	3.1%
Outside U.S.	$1,716,444	3.2%	1.5%

	$53,667,831	100.0%

NOTE 4. STOCK-BASED COMPENSATION

On March 23, 2006, the Board of Directors of the Company voted to terminate the Employee Profit-Sharing Plan and to establish the Stock Plan, subject to shareholder approval. This proposal was approved at the May 4, 2006, Annual Meeting of Shareholders. The Stock Plan provides for the grant of equity-based awards of stock options to our officers, employees and directors (subject to receipt of an exemptive order described below) and restricted stock (subject to receipt of an exemptive order described below) to our officers and employees who are selected by our Compensation Committee for participation in the plan and subject to compliance with the 1940 Act.

On July 11, 2006, the Company filed an application with the SEC regarding certain provisions of the Stock Plan, and on June 29, 2007, the Company responded to comments from the SEC on the application. In the event that the SEC provides the exemptive relief requested by the application, and we receive any additional stockholder approval required by the SEC, the Compensation Committee may, in the future, authorize awards of stock options under the Stock Plan to non-employee directors of the Company and authorize grants of restricted stock to employees.

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

On June 27, 2007, the Compensation Committee of the Board of Directors and the full Board of Directors of the Company approved a new grant of individual NQSO awards for certain officers and employees of the Company. The terms and conditions of the stock options granted were set forth in award agreements between the Company and each award recipient entered into on that date. Options to purchase a total of 1,700,609 shares of stock were granted with vesting periods ranging from December 2007 to June 2014 and with an exercise price of $11.11, which was the closing volume weighted average price of our shares of common stock on June 27, 2007. Upon exercise, the shares would be issued from our previously authorized but unissued shares.

The Company accounts for the Stock Plan in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment,” which requires that we determine the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, and record these amounts as an expense in the Statement of Operations over the vesting period with a corresponding increase to our additional paid-in capital. At December 31, 2007, the increase to our operating expenses was offset by the increase to our additional paid-in capital, resulting in no net impact to our net asset value. Additionally, the Company does not record the tax benefits associated with the expensing of stock options, because the Company currently intends to qualify as a RIC under Subchapter M of the Code.

An option's expected term is the estimated period between the grant date and the exercise date of the option. As the expected term period increases, the fair value of the option and the non-cash compensation cost will also increase. The expected term assumption is generally calculated using historical stock option exercise data. The Company does not have historical exercise data to develop such an assumption. In cases where companies do not have historical data and where the options meet certain criteria, SEC Staff Accounting Bulletin 107 ("SAB 107") provides the use of a simplified expected term calculation. Accordingly, the Company calculated the expected terms using the SAB 107 simplified method.

Expected volatility is the measure of how the stock's price is expected to fluctuate over a period of time. An increase in the expected volatility assumption yields a higher fair value of the stock option. Expected volatility factors for the stock options were based on the historical fluctuations in the Company’s stock price over a period commensurate with the expected term of the option, adjusted for stock splits and dividends.

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

The amount of non-cash, stock-based compensation expense recognized in the Consolidated Statements of Operations is based on the fair value of the awards the Company expects to vest, recognized over the vesting period on a straight-line basis for each award, and adjusted for actual forfeitures that occur before vesting. The forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate and is accounted for in the current period and prospectively.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model as permitted by SFAS No. 123(R). The stock options granted on June 26, 2006, were awarded in five different grant types, each with different contractual terms. The assumptions used in the calculation of fair value of the stock options granted on June 26, 2006, using the Black-Scholes model for each contract term were as follows:

Type of Award	Term	Number of Options Granted	Expected Term in Yrs	Expected Volatility Factor	Expected Dividend Yield	Risk-free Interest Rates	Weighted Average Fair Value Per Share

Non-qualified stock options	1 Year	1,001,017	0.75	37.4%	0%	5.16%	$1.48
Non-qualified stock options	2 Years	815,000	1.625	45.2%	0%	5.12%	$2.63
Non-qualified stock options	3 Years	659,460	2.42	55.7%	0%	5.09%	$3.81
Non-qualified stock options	10 Years	690,000	5.75	75.6%	0%	5.08%	$6.94
Incentive stock options	10 Years	792,806	7.03	75.6%	0%	5.08%	$7.46

Total		3,958,283					$4.25

The stock options granted on June 27, 2007, were awarded in four different grant types, each with different contractual terms. The assumptions used in the calculation of fair value of the stock options granted on June 27, 2007, using the Black-Scholes model for each contract term were as follows:

Type of Award	Contractual Term	Number of Options Granted	Expected Term in Yrs	Expected Volatility Factor	Expected Dividend Yield	Risk-free Interest Rates	Fair Value Per Share

Non-qualified stock options	1.5 Years	380,000	1	42.6%	0%	4.93%	$2.11

Non-qualified stock options	2.5 Years	600,540	2	40.1%	0%	4.91%	$2.92

Non-qualified stock options	3.5 Years	338,403	3	44.7%	0%	4.93%	$3.94

Non-qualified stock options	9 Years	381,666	Ranging from 4.75- 6.28	Ranging from 57.8% to 59.9%	0%	Ranging from 4.97% to 5.01%	Ranging from $5.92 to $6.85

Total		1,700,609

For the years ended December 31, 2007, and December 31, 2006, the Company recognized $8,050,807 and $5,038,956 of compensation expense in the Consolidated Statements of Operations, respectively. As of December 31, 2007, there was approximately $7,810,508 of unrecognized compensation cost related to unvested stock option awards. This cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

For the year ended December 31, 2007, a total of 999,556 options were exercised for total proceeds to the Company of $10,105,511. For the year ended December 31, 2006, a total of 258,672 shares were exercised for total proceeds to the Company of $2,615,190. At December 31, 2006, the Company had a broker receivable totaling $819,905 for proceeds from stock option exercises transacted on December 29, 2006. The Company received these proceeds on January 3, 2007.

The grant date fair value of options vested during the years ended December 31, 2007, and December 31, 2006, was $6,851,874 and $3,781,681, respectively.

For the years ended December 31, 2007, and December 31, 2006, the calculation of the net decrease in net assets resulting from operations per share excludes the stock options because such options were anti-dilutive. The options may be dilutive in future periods in which there is a net increase in net assets resulting from operations, in the event that there is a significant increase in the average stock price in the stock market or significant decreases in the amount of unrecognized compensation cost.

A summary of the changes in outstanding stock options is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value

Options Outstanding at December 31, 2006	3,699,611	$10.11	$4.43

Granted	1,700,609	$11.11	$3.68	3.43

Exercised	(999,556)	$10.11	$1.97

Forfeited or Expired	(432,920)		$3.99

Options Outstanding at December 31, 2007	3,967,744	$10.54	$4.77	4.58	$0

Options Exercisable at December 31, 2007	1,717,125	$10.43	$4.45	4.18	$0

Options Exercisable and Expected to be Exercisable at December 31, 2007	3,858,226	$10.55	$4.70	4.47	$0

The aggregate intrinsic value in the table above with respect to options outstanding, exercisable and expected to be exercisable, is calculated as the difference between the Company's closing stock price of $8.79 on the last trading day of 2007 and the exercise price, multiplied by the number of in-the-money options. This calculation represents the total pre-tax intrinsic value that would have been received by the option holders had all options been fully vested and all option holders exercised their awards on December 31, 2007.

For the twelve months ended December 31, 2007, the aggregate intrinsic value of the 999,556 options exercised was $1,700,552. For the twelve months ended December 31, 2006, the aggregate intrinsic value for the 258,672 options exercised was $512,171.

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

At December 31, 2006, we accrued $261,661 for profit sharing related to the 2005 plan year. On March 1, 2006, the Company paid $1,897,072 to plan participants (employees and former employees), which represented approximately 90 percent of the total estimated profit-sharing payment for 2005. The balance of $261,661 related to the 2005 plan year was paid on January 31, 2007, upon finalization of our tax returns.

NOTE 6. DISTRIBUTABLE EARNINGS

As of December 31, 2007, December 31, 2006, and December 31, 2005, there were no distributable earnings. The difference between the book basis and tax basis components of distributable earnings is primarily nondeductible deferred compensation and net operating losses.

On December 20, 2005, the Company declared a designated undistributed capital gain dividend ("deemed dividend") for shareholders of record as of December 31, 2005. The deemed dividend for 2005 was $23,206,763. See “Note 8. Income Taxes.” The Company did not declare dividends for the years ended December 31, 2007, or December 31, 2006.

NOTE 7. EMPLOYEE BENEFITS

Employment Agreement with CEO

Pursuant to his employment agreement, as most recently amended as of August 2, 2007 (the "Employment Agreement"), during the period of employment, Charles E. Harris is to receive compensation in the form of base salary, with automatic yearly adjustments to reflect inflation, which amounted to a minimum required base salary of $246,651 for 2006. In addition, the Board may increase such salary, and subsequently decrease it, but not below the level provided for by the automatic adjustments described above. Mr. Harris's base salary for 2006 was increased to $300,000 (thereby also increasing his SERP benefit as described below) in part in recognition of a 74 percent decrease in Mr. Harris's profit-sharing allocation in recent years in order to provide additional profit sharing to other employees. This was the first salary increase for Mr. Harris, other than cost-of-living adjustments, since 1994. Mr. Harris's base salary for 2007 and 2008 was increased to $306,187 and $314,623, respectively, based on cost-of-living adjustments.

Under his employment agreement, Mr. Harris is entitled to participate in all compensation and employee benefit plans or programs, and to receive all benefits, perquisites, and emoluments for which salaried employees are eligible. Under the Employment Agreement, we furnish Mr. Harris with certain perquisites, which include a company car, health-club membership, membership in certain social or country clubs, a reimbursement for an annual physical examination and up to a $5,000 annual reimbursement, adjusted for inflation, over the period of the agreement, for personal financial or tax advice.

The Employment Agreement also provides Mr. Harris with life insurance for the benefit of his designated beneficiary in the amount of at least $2,000,000; provides reimbursement for uninsured medical expenses, not to exceed $10,000 per annum, adjusted for inflation, over the period of the agreement; provides Mr. Harris and his spouse with long-term care insurance; and provides Mr. Harris with disability insurance providing for continuation of 100 percent of his base salary for a specified period. These benefits are for the term of the Employment Agreement. The Employment Agreement provides that the term of Mr. Harris's employment may not be extended beyond December 31, 2008, unless a committee of the Board consisting of non-interested Directors extends the date by one year pursuant to the Executive Mandatory Retirement Benefit Plan, and Mr. Harris agrees to serve beyond December 31, 2008.

Mr. Harris's Employment Agreement also provides for a supplemental executive retirement plan (the "SERP") and a severance compensation agreement for his benefit as discussed below.

In the event of termination without cause or by constructive discharge, Mr. Harris’s Employment Agreement provides for the continuation of certain benefits over specified periods, as well as severance pay, payable to Mr. Harris (or to his estate if he dies before all payments are made), equal to two times his base salary distributed over a period of two years.

Other than Mr. Harris, our Chairman and Chief Executive Officer, none of our executive officers has a change in control agreement. None of our executive officers is entitled to any special payments solely upon a change in control.

In addition, Mr. Harris is entitled to receive severance pay pursuant to the severance compensation agreement that he entered into with us, effective August 15, 1990, and amended and restated effective as of January 1, 2005. The severance compensation agreement provides that if, following a change in our control, as defined in the agreement, Mr. Harris’s employment is terminated by us without cause or by him within one year of such change in control, he shall be entitled to receive compensation in a lump sum payment equal to 2.99 times his average base salary plus other amounts included in Mr. Harris’s income as compensation from the Company (but excluding bonus, incentive, profit sharing plan and equity compensation) as in effect over the most recent five years preceding the year in which the change in control occurred. Under the severance compensation agreement, Mr. Harris is also entitled to receive a lump sum payment equal to any amounts forfeited on account of his termination, under any employee pension benefit plan, including benefits under the Company’s executive mandatory retirement benefit plan. In addition, he is entitled to receive medical and health insurance coverage under the Company’s retiree medical benefit plan and all other benefits he would be eligible to receive in the event of termination without cause or by constructive discharge, although no duplicate benefits will be provided. In the event that Mr. Harris is entitled to receive 2.99 times his base salary under the severance compensation agreement, he shall not also be paid two times his base salary under the employment agreement.

SERP

The Employment Agreement provides that we adopt a supplemental executive retirement plan (the "SERP") for the benefit of Mr. Harris. Under the SERP, we will cause an amount equal to one-twelfth of Mr. Harris's current annual salary to be credited each month to a special account maintained on our books for the benefit of Mr. Harris, provided that Mr. Harris is employed by us on the last business day of such month. The amounts credited to the SERP Account are deemed invested or reinvested in such investments as are requested by Mr. Harris and agreed to by the Company. The SERP Account is credited and debited to reflect the deemed investment returns, losses and expenses attributed to such deemed investments and reinvestments in accordance with the terms of the SERP. Mr. Harris's benefit under the SERP equals the balance in the SERP Account and such benefit will always be 100 percent vested (i.e., not forfeitable).

In 2005, Mr. Harris received a $125,000 distribution from the SERP Account. The balance of the SERP Account will be paid in a lump sum on May 30, 2008, and any subsequent balance will be paid on July 31, 2009.

If Mr. Harris dies before the entire benefit under the SERP Account has been paid to him, the amount remaining in the SERP Account will be distributed to his beneficiary in a lump-sum payment on the 90th day after the date of his death.

We have established a rabbi trust for the purpose of accumulating funds to satisfy the obligations incurred by us under the SERP, which amounted to $2,667,020 and $2,149,785 at December 31, 2007, and 2006, respectively, and is included in accounts payable and accrued liabilities. The restricted funds for the SERP Account totaled $2,667,020 and $2,149,785 at December 31, 2007, and 2006, respectively. Mr. Harris's rights to benefits pursuant to this SERP will be no greater than those of a general creditor of us.

401(k) Plan

We adopted a 401(k) Plan covering substantially all of our employees. Matching contributions to the plan are at the discretion of the Compensation Committee. For the year ended December 31, 2007, the Compensation Committee approved a 100 percent match which amounted to $176,873. The 401(k) Company match for the years ended December 31, 2006 and 2005 was $155,000 and $119,360, respectively.

Medical Benefit Retirement Plan

On June 30, 1994, we adopted a plan to provide medical and dental insurance for retirees, their spouses and dependents who, at the time of their retirement, have ten years of service with us and have attained 50 years of age or have attained 45 years of age and have 15 years of service with us. On February 10, 1997, we amended this plan to include employees who have seven full years of service and have attained 58 years of age. On November 3, 2005, we amended this plan to reverse the 1997 amendment for future retirees and to remove dependents other than spouses from the plan. The coverage is secondary to any government or subsequent employer provided health insurance plans. The annual premium cost to us with respect to the entitled retiree shall not exceed $12,000, subject to an index for inflation. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Act, which went into effect January 1, 2006, provides a 28 percent subsidy for post-65 prescription drug benefits. Our liability assumes our plan is actuarially equivalent under the Act.

The stock options of retirees who qualify for the Medical Benefit Retirement Plan will remain exercisable (to the extent exercisable at the time of the optionee’s termination) post retirement, if such retiree executes a post-termination non-solicitation agreement in a form reasonably acceptable to the Company, until the expiration of its term.

The plan is unfunded and has no assets. The following disclosures about changes in the benefit obligation under our plan to provide medical and dental insurance for retirees are as of the measurement date of December 31:

	2007	2006

Accumulated Postretirement Benefit Obligation at Beginning of Year	$696,827	$675,334

Service Cost	102,676	79,381

Interest Cost	33,935	33,786

Actuarial (Gain)/Loss	(196,248)	(84,879)

Benefits Paid	(8,445)	(6,795)

Accumulated Postretirement Benefit Obligation at End of Year	$628,745	$696,827

In accounting for the plan, the assumption made for the discount rate was 6.55 percent and 5.75 percent for the years ended December 31, 2007, and 2006, respectively. The assumed health care cost trend rates in 2007 were 9 percent grading to 6 percent over three years for medical and 5 percent per year for dental. The assumed health care cost trend rates in 2006 were 9 percent grading to 6 percent over three years for medical and 3 percent per year for dental. The effect on disclosure information of a one percentage point change in the assumed health care cost trend rate for each future year is shown below.

	1% Decrease in Rates	Assumed Rates	1% Increase in Rates

Aggregated Service and Interest Cost	$105,317	$136,611	$179,692

Accumulated Postretirement Benefit Obligation	$606,717	$628,745	$883,758

The net periodic postretirement benefit cost for the year is determined as the sum of service cost for the year, interest on the accumulated postretirement benefit obligation and amortization of the transition obligation (asset) less previously accrued expenses over the average remaining service period of employees expected to receive plan benefits. The following is the net periodic postretirement benefit cost for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005

Service Cost	$102,676	$79,381	$49,990

Interest Cost on Accumulated Postretirement Benefit Obligation	33,935	33,786	32,573

Amortization of Transition Obligation	0	0	0

Amortization of Net (Gain)/Loss	(6,234)	0	0

Net Periodic Post Retirement Benefit Cost	$130,377	$113,167	$82,563

The Company estimates the following benefits to be paid in each of the following years:

2008	$18,489
2009	$23,639
2010	$25,584
2011	$20,213
2012	$21,663
2013 through 2017	$135,078

The contribution payable for 2008 is estimated to be $18,489.

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

For the year ended December 31, 2007, net unrecognized actuarial gains, which resulted from the increase in the discount rate referred to above, increased by $190,014, which represents $196,248 of actuarial gains arising during the year, net of a $6,234 reclassification adjustment which reduced the net periodic benefit cost for the year.

Executive Mandatory Retirement Benefit Plan

On March 20, 2003, in order to begin planning for eventual management succession, the Board of Directors voted to establish the Executive Mandatory Retirement Benefit Plan for individuals who are employed by us in a bona fide executive or high policy-making position. The plan was amended and restated effective January 1, 2005, to comply with certain provisions of the Internal Revenue Code. There are currently four individuals that qualify under the plan: Charles E. Harris, the Chairman and Chief Executive Officer, Douglas W. Jamison, the President and Chief Operating Officer, Daniel B. Wolfe, the Chief Financial Officer, and Mel P. Melsheimer, the former President, Chief Operating Officer and Chief Financial Officer. Under this plan, mandatory retirement takes place effective December 31 of the year in which the eligible individuals attain the age of 65. On an annual basis beginning in the year in which the designated individual attains the age of 65, a committee of the Board consisting of non-interested directors may determine for our benefit to postpone the mandatory retirement date for that individual for one additional year.

Under applicable law prohibiting discrimination in employment on the basis of age, we can impose a mandatory retirement age of 65 for our executives or employees in high policy-making positions only if each employee subject to the mandatory retirement age is entitled to an immediate retirement benefit at retirement age of at least $44,000 per year. The benefits payable at retirement to Mr. Harris and Mr. Melsheimer under our existing 401(k) plan do not equal this threshold. The plan was established to provide the difference between the benefit required under the age discrimination laws and that provided under our existing plans. For individuals retiring after 2007, the benefit under the plan is paid to the qualifying individual in the form of a lump sum, and is paid six months and one day after the individual’s separation from service with the Company, pursuant to certain exceptions.

At December 31, 2007, and 2006, we had accrued $382,932 and $347,075, respectively, for benefits under this plan. At December 31, 2007, $235,630 was accrued for Mr. Melsheimer and $147,302 was accrued for Mr. Harris. Currently, there is no accrual for Mr. Jamison or Mr. Wolfe. This benefit will be unfunded, and the expense as it relates to Mr. Melsheimer and Mr. Harris is being amortized over the fiscal periods through the years ended December 31, 2004, and 2008, respectively. On December 31, 2004, Mr. Melsheimer retired pursuant to the Executive Mandatory Retirement Benefit Plan. His annual benefit under the plan is $22,915. Mr. Harris's projected mandatory benefit will be approximately $147,302 and paid as a lump sum six months and one day after his retirement.

NOTE 8. INCOME TAXES

We filed for the 1999 tax year to elect treatment as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code") and qualified for the same treatment for the years 2000 through 2007. However, there can be no assurance that we will qualify as a RIC for 2008 or subsequent years.

In the case of a RIC, which furnishes capital to development corporations, there is an exception to the rule relating to the diversification of investments required to qualify for RIC treatment. This exception is available only to registered management investment companies which the SEC determines to be principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available ("SEC Certification"). We have received SEC Certification since 1999, including for 2006, but it is possible that we may not receive SEC Certification in future years.

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

For federal tax purposes, the Company’s 2004 through 2007 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the Company’s 2004 through 2007 tax years remain open for examination by the tax authorities under a four year statute of limitations.

For the twelve months ended December 31, 2007, we paid $74,454 in interest and penalties related to the federal income tax on Built-In Gains recognized in the Company's 2005 tax year, which is included in income tax expense. During 2007, we paid $10,290 in federal, state and local income taxes. At December 31, 2007, we had $0 accrued for federal, state and local taxes payable by the Company.

We pay federal, state and local taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is taxed as a C Corporation. For the years ended December 31, 2007, 2006, and 2005, our income tax expense (benefit) for Harris & Harris Enterprises, Inc., was $3,231, $9,475 and ($6,411), respectively.

For the years ended December 31, 2007, 2006, and 2005, the Company's income tax (benefit) expense was allocated as follows:

	2007	2006	2005

Investment operations	$0	$0	$0

Realized income on investments	87,975	(227,355)	1,530,881

Taxes paid on behalf of shareholders	0	0	8,122,367

Increase (decrease) in unrealized appreciation on investments	0	(0)	(1,364,470)

Total income tax (benefit) expense	$87,975	$(227,355)	$8,288,778

The above tax expense consists of the following:

	2007	2006	2005

Current	$87,975	$(227,355)	$9,653,248
Deferred — Federal	0	0	(1,364,470)
Total income tax (benefit) expense	$87,975	$(227,355)	$8,288,778

Continued qualification as a RIC requires us to satisfy certain investment asset diversification requirements in future years. Our ability to satisfy those requirements may not be controllable by us. There can be no assurance that we will qualify as a RIC in subsequent years.

NOTE 9. COMMITMENTS & GUARANTEES

On April 17, 2003, we signed a seven-year sublease for office space at 111 West 57th Street in New York City. On December 17, 2004, we signed a sublease for additional office space at our current location. The subleases expire on April 29, 2010. Total rent expense for our office space in New York City was $178,167 in 2007, $174,625 in 2006 and $171,171 in 2005. Future minimum sublease payments in each of the following years are: 2008 — $193,083; 2009 — $197,700; and thereafter, for the remaining term — $65,969.

In the ordinary course of business, we indemnify our officers and directors, subject to certain regulatory limitations, for loss or liability related to their service on behalf of the Company, including serving on the Boards of Directors or as officers of portfolio companies. At December 31, 2007, and 2006, we believe our estimated exposure is minimal, and accordingly we have no liability recorded.

NOTE 10. CAPITAL TRANSACTIONS

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

NOTE 11. CHANGE IN NET ASSETS PER SHARE

The following table sets forth the computation of basic and diluted per share net increases in net assets resulting from operations for the twelve months ended December 31, 2007, 2006, and 2005.

	2007	2006	2005
Numerator for (decrease) increase in net assets per share	$(6,716,445)	$(11,773,112)	$6,716,376
Denominator for basic and diluted weighted average shares	22,393,030	20,759,547	18,471,770
Basic and diluted net (decrease) increase in net assets per share resulting from operations	$(0.30)	$(0.57)	$0.36

NOTE 12. SUBSEQUENT EVENTS

On January 16, 2008, we made a $736,019 follow-on investment that has not yet been announced in a privately held tiny technology portfolio company.

On January 31, 2008, we made a $377,580 follow-on investment that has not yet been announced in a privately held tiny technology portfolio company.

On February 1, 2008, we made a $25,000 follow-on investment that has not yet been announced in a privately held tiny technology portfolio company.

On February 8, 2008, we made a $244,500 new investment in PolyRemedy, Inc.

On February 21, 2008, we made a $1,052,174 follow-on investment that has not yet been announced in a privately held tiny technology portfolio company.

On February 25, 2008, we made a $1,000,001 follow-on investment that has not yet been announced in a privately held tiny technology portfolio company.

On March 7, 2008, we made a $2,000,000 follow-on investment that has not yet been announced in a privately held tiny technology portfolio company.

NOTE 13. SELECTED QUARTERLY DATA (UNAUDITED)

	2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total investment income	$652,498	$637,701	$743,414	$672,023

Net operating loss	$(2,667,118)	$(2,891,667)	$(3,117,595)	$(3,151,163)

Net increase (decrease) in net assets resulting from operations	$(6,390,160)	$(4,093,644)	$604,237	$3,163,122

Net (decrease) increase in net assets resulting from operations per average outstanding share	$(0.30)	$(0.19)	$0.03	$0.16

	2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total investment income	$804,862	$785,265	$719,619	$719,015

Net operating loss	$(767,743)	$(693,887)	$(2,988,790)	$(3,162,515)

Net increase (decrease) in net assets resulting from operations	$(1,653,990)	$(1,282,997)	$(2,588,092)	$(6,248,033)

Net (decrease) increase in net assets resulting from operations per average outstanding share	$(0.08)	$(0.06)	$(0.12)	$(0.31)

HARRIS & HARRIS GROUP, INC. FINANCIAL HIGHLIGHTS

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005

Per Share Operating Performance

Net asset value per share, beginning of year	$5.42	$5.68	$4.33

Net operating (loss) income*	(0.53)	(0.37)	(0.30)
Net realized income on investments*	0.00	0.01	0.77
Net increase (decrease) in unrealized appreciation (depreciation) as a result of sales*	0.00	0.00	(1.18)
Net increase (decrease) in unrealized appreciation (depreciation) on investments held*	0.23	(0.21)	1.07
Total from investment operations*	(0.30)	(0.57)	0.36

Net increase as a result of stock- based compensation expense*	0.36	0.24	0.00
Net increase as a result of proceeds from exercise of options	0.19	0.07	0.00
Net increase as a result of stock offering	0.26	0.00	0.99
Total increase from capital stock transactions	0.81	0.31	0.99

Net asset value per share, end of year	$5.93	$5.42	$5.68

Stock price per share, end of year	$8.79	$12.09	$13.90

Total return based on stock price	(27.3)%	(13.0)%	(15.1)%

Supplemental Data:

Net assets, end of year	$138,363,344	$113,930,303	$117,987,742

Ratio of expenses to average net assets	11.6%	9.2%	7.5%

Ratio of net operating loss to average net assets	(9.5)%	(6.6)%	(5.8)%

Cash dividends paid per share	$0.00	$0.00	$0.00

Taxes payable on behalf of shareholders on the deemed dividend per share	$0.00	$0.00	$0.39

Number of shares outstanding, end of year	23,314,573	21,015,017	20,756,345

*Based on average shares outstanding.

The accompanying notes are an integral part of this schedule.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the Securities Exchange Act of 1934 (the "1934 Act")). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures. As of December 31, 2007, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management's Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm, on the Company’s internal control over financial reporting, is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information set forth under the captions "Nominees," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Audit Committee" in our Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2008, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "2008 Proxy Statement"), is herein incorporated by reference.

We have adopted a Code of Conduct for Directors and Employees, which also applies to our Chief Executive Officer, Chief Financial Officer, Treasurer and Controller and is posted on our website at http://www.tinytechvc.com/shareholder_information/Code_of_Conduct.html. You may obtain a copy of the Code of Conduct, free of charge, by calling 1-877-TINY-TECH.

The Board of Directors has determined that Dugald A. Fletcher, James E. Roberts and Richard P. Shanley are all "Audit Committee Financial Experts" serving on our Audit Committee. Messrs. Fletcher, Roberts and Shanley are independent as defined under Section 2(a)(19) of the Investment Company Act of 1940 and under the rules of the NASD.

Item 11. Executive Compensation.

The information set forth under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report on Executive Compensation" in the 2008 Proxy Statement is herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the caption "Principal Shareholders and Ownership by Directors and Executive Officers" in the 2008 Proxy Statement is herein incorporated by reference. The "Equity Compensation Plan Information" chart is set forth under Item 5.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions "Board Committees," "Nominees" and "Related Party Transactions" in the 2008 Proxy Statement is herein incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information set forth under the captions "Audit Committee's Pre-Approval Policies" and "Fees Paid to PwC for 2007 and 2006" in the 2008 Proxy Statement is herein incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statements Schedules.

(a)	The following documents are filed as a part of this report:

(1)	Listed below are the financial statements which are filed as part of this report:

•	Consolidated Statements of Assets and Liabilities as of December 31, 2007, and 2006;

•	Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005;

•	Consolidated Statements of Changes in Net Assets for the years ended December 31, 2007, 2006, and 2005;

•	Consolidated Schedule of Investments as of December 31, 2007;

•	Consolidated Schedule of Investments as of December 31, 2006;

•	Footnote to Consolidated Schedule of Investments;

•	Notes to Consolidated Financial Statements; and

•	Financial Highlights for the years ended December 31, 2007, 2006, and 2005.

(2)	No financial statement schedules are required to be filed herewith because (i) such schedules are not required or (ii) the information has been presented in the above financial statements.

(3)	The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

3.1(a)	Restated Certificate of Incorporation of Harris & Harris Group, Inc., dated September 23, 2005, incorporated by reference as Exhibit 99 to Form 8-K (File No. 814-00176) filed on September 27, 2005.

3.1(b)
Certificate of Amendment of the Certificate of Incorporation of Harris & Harris Group, Inc., dated May 19, 2006, incorporated by reference as Exhibit 3.1 to the Company's Form 10-Q (File No. 814-00176) filed on August 9, 2006.

3.2	Restated By-laws, incorporated by reference as Exhibit B to Pre-Effective Amendment No.1 to the Company's Registration Statement on Form N-2 (File No. 333-112862) filed on March 22, 2004.

4.1	Form of Specimen Certificate of Common Stock, incorporated by reference to Exhibit D to the Company's Registration Statement on Form N-2 (File No. 333-138996) filed November 29, 2006.

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

10.3	Deferred Compensation Agreement, incorporated by reference as Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 2004 (File No. 814-00176) filed on March 16, 2005.

10.4	Amendment No. 4 to Deferred Compensation Agreement, incorporated by reference as Exhibit 10 to the Company's Form 10-Q (File No. 814-00176) filed on August 9, 2006.

10.5	Amendment No. 2 to Deferred Compensation Agreement, incorporated by reference as Exhibit 10.1 to the Company's Form 8-K (File No. 814-00176) filed on October 15, 2004.

10.6	Amendment No. 1 to Deferred Compensation Agreement, incorporated by reference as Exhibit 10.2 to the Company's Form 10-Q (File No. 811-07074) filed on May 14, 2003.

10.7
Trust Under Harris & Harris Group, Inc., Deferred Compensation Agreement, incorporated by reference as Exhibit I(12) to the Company's Registration Statement on Form N-2 (File No. 333-138996) filed on November 29, 2006.

10.8*	Harris & Harris Group, Inc. Amended and Restated Employee Profit-Sharing Plan.

10.9	Harris & Harris Group, Inc. 2006 Equity Incentive Plan, incorporated by reference as Appendix B to the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders filed on April 3, 2006.

10.10	Form of Incentive Stock Option Agreement incorporated by reference as Exhibit 10.1 to the Company's Form 8-K (File No. 814-00176) filed on June 26, 2006.

10.11	Form of Non-Qualified Stock Option Agreement, incorporated by reference as Exhibit 10.2 to the Company's Form 8-K (File No. 814-00176) filed on June 26, 2006.

10.12
Harris & Harris Group, Inc. Directors Stock Purchase Plan 2001, incorporated by reference as Exhibit I(6) to the Company's Registration Statement on Form N-2 (File No. 333-138996) filed on November 29, 2006.

10.13
Amended and Restated Employment Agreement between Harris & Harris Group, Inc. and Charles E. Harris, dated August 2, 2007, incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00176) filed on August 3, 2007.

10.14	Amended and Restated Severance Compensation Agreement, dated August 2, 2007, incorporated by reference as Exhibit 10.2 to the Company’s Form 8-K (File No. 814-00176) filed on August 3, 2007.

10.15	Amended and Restated Supplemental Executive Retirement Plan, dated August 2, 2007, incorporated by reference as Exhibit 10.3 to the Company’s Form 8-K (File No. 814-00176) filed on August 3, 2007.

10.16
Amended and Restated Harris & Harris Group, Inc. Executive Mandatory Retirement Benefit Plan, dated August 2, 2007, incorporated by reference as Exhibit 10.4 to the Company’s Form 8-K (File No. 814-00176) filed on August 3, 2007.

10.17*	Agreement of Sub-Sublease, dated April 18, 2003, by and between Prominent USA, Inc. and Harris & Harris Group, Inc.

10.18*	Amendment to Agreement of Sub-Sublease, dated May 9, 2003, by and between Prominent USA, Inc., and Harris & Harris Group, Inc.

10.19*
Assignment and Assumption, Modification and Extension of Sublease Agreement, dated December 17, 2004, by and among the Economist Newspaper Group, Inc., National Academy of Television Arts & Sciences, and Harris & Harris Group, Inc.

14.1	Code of Conduct for Directors and Employees of Harris & Harris Group, Inc. incorporated by reference as Exhibit 14 to the Company's Form 8-K (File No. 814-00176) filed on October 5, 2004.

14.2	Code of Ethics Pursuant to Rule 17j-1, incorporated by reference as Exhibit 14 to the Company's Form 8-K (File No. 814-00176) filed on March 7, 2008.

31.01*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRIS & HARRIS GROUP, INC.

Date: March 12, 2008	By:	/s/ Charles E. Harris
Charles E. Harris
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Charles E. Harris	Chairman of the Board	March 12, 2008
Charles E. Harris	and Chief Executive Officer

/s/ Daniel B. Wolfe	Chief Financial Officer	March 12, 2008
Daniel B. Wolfe

/s/ Patricia N. Egan	Chief Accounting Officer	March 12, 2008
Patricia N. Egan	and Senior Controller

/s/ W. Dillaway Ayres, Jr.	Director	March 12, 2008
W. Dillaway Ayres, Jr.

/s/ C. Wayne Bardin	Director	March 12, 2008
C. Wayne Bardin

/s/ Phillip A. Bauman	Director	March 12, 2008
Phillip A. Bauman

/s/ G. Morgan Browne	Director	March 12, 2008
G. Morgan Browne

/s/ Dugald A. Fletcher	Director	March 12, 2008
Dugald A. Fletcher

/s/ Douglas W. Jamison	Director	March 12, 2008
Douglas W. Jamison

/s/ Kelly S. Kirkpatrick	Director	March 12, 2008
Kelly S. Kirkpatrick

/s/ Lori D. Pressman	Director	March 12, 2008
Lori D. Pressman

/s/ Charles E. Ramsey	Director	March 12, 2008
Charles E. Ramsey

/s/ James E. Roberts	Director	March 12, 2008
James E. Roberts

/s/ Richard P. Shanley	Director	March 12, 2008
Richard P. Shanley

EXHIBIT INDEX

The following exhibits are filed with this report in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit No.	Description

10.8	Harris & Harris Group, Inc. Amended and Restated Employee Profit-Sharing Plan.

10.17	Agreement of Sub-Sublease, dated April 18, 2003, by and between Prominent USA, Inc. and Harris & Harris Group, Inc.

10.18	Amendment to Agreement of Sub-Sublease, dated May 9, 2003, by and between Prominent USA, Inc., and Harris & Harris Group, Inc.

10.19
Assignment and Assumption, Modification and Extension of Sublease Agreement, dated December 17, 2004, by and among the Economist Newspaper Group, Inc., National Academy of Television Arts & Sciences, and Harris & Harris Group, Inc.

31.01	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.