Form 10-Q
period 2008-03-31
HARRIS & HARRIS GROUP INC /NY/
filed 2008-05-08
CIK 893739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2008
Common Stock, $0.01 par value per share	23,314,573 shares

Harris & Harris Group, Inc.
Form 10-Q, March 31, 2008

2

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

The information furnished in the accompanying consolidated financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim period presented.

Harris & Harris Group, Inc.® (the "Company," "us," "our" and "we"), is an internally managed venture capital company that has elected to operate as a business development company under the Investment Company Act of 1940 (the "1940 Act"). Certain information and disclosures normally included in the consolidated financial statements in accordance with Generally Accepted Accounting Principles have been condensed or omitted as permitted by Regulation S-X and Regulation S-K. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007, contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

On June 20, 2007, we received SEC certification for 2006, permitting us to qualify for RIC treatment for 2006 (as we had for the years 1999 through 2005) pursuant to Section 851(e) of the Code. Although the SEC certification for 2006 was issued, there can be no assurance that we will qualify for or receive such certification for subsequent years (to the extent we need additional certification as a result of changes in our portfolio) or that we will actually qualify for Subchapter M treatment in subsequent years. In 2007, we qualified for RIC treatment even without certification. In addition, under certain circumstances, even if we qualified for Subchapter M treatment in a given year, we might take action in a subsequent year to ensure that we would be taxed in that subsequent year as a C Corporation, rather than as a RIC. Because Subchapter M does not permit deduction of operating expenses against long-term capital gains, it is not clear that the Company and its shareholders have paid less taxes since 1999 than they would have paid had the Company remained a C Corporation.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

ASSETS

	March 31, 2008(Unaudited)	December 31, 2007
Investments, in portfolio securities at value
(cost: $84,013,804 and $82,677,528, respectively)	$83,097,863	$78,110,384
Investments, in U.S. Treasury obligations at value
(cost: $52,346,992 and $59,552,933, respectively)	53,589,100	60,193,593
Cash and cash equivalents	210,154	330,009
Restricted funds	2,520,310	2,667,020
Receivable from portfolio company	0	524
Interest receivable	497,488	647,337
Prepaid expenses	412,589	488,667
Other assets	445,135	455,798
Total assets	$140,772,639	$142,893,332

LIABILITIES & NET ASSETS

Accounts payable and accrued liabilities	$4,218,484	$4,515,463
Deferred rent	12,866	14,525
Total liabilities	4,231,350	4,529,988

Net assets	$136,541,289	$138,363,344

Net assets are comprised of:
Preferred stock, $0.10 par value,
2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares authorized at
3/31/08 and 12/31/07; 25,143,313 issued at
3/31/08 and 12/31/07	251,434	251,434
Additional paid in capital (Note 5)	162,394,671	160,927,691
Accumulated net realized loss	(23,025,452)	(15,483,766)
Accumulated unrealized appreciation (depreciation)
of investments	326,167	(3,926,484)
Treasury stock, at cost (1,828,740 shares at 3/31/08 and
12/31/07)	(3,405,531)	(3,405,531)

Net assets	$136,541,289	$138,363,344

Shares outstanding	23,314,573	23,314,573

Net asset value per outstanding share	$5.86	$5.93

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007

Investment income:
Interest from:
Fixed income securities	$576,302	$652,498
Total investment income	576,302	652,498

Expenses:
Salaries, benefits and stock-based
compensation (Note 5)	2,433,295	2,534,766
Administration and operations	301,855	380,865
Professional fees	138,232	182,195
Rent	57,854	59,507
Directors' fees and expenses	105,146	141,196
Depreciation	13,985	15,313
Custodian fees	6,553	5,774
Total expenses	3,056,920	3,319,616

Net operating loss	(2,480,618)	(2,667,118)

Net realized loss from investments:
Realized (loss) from investments	(5,014,870)	(674)
Income tax expense (Note 6)	46,198	84,905
Net realized (loss) from investments	(5,061,068)	(85,579)

Net decrease (increase) in unrealized
depreciation on investments:
Change as a result of investment sales	5,014,653	0
Change on investments held	(762,002)	(3,637,463)
Change in unrealized depreciation on investments	4,252,651	(3,637,463)
Net decrease (increase) in unrealized
depreciation on investments	4,252,651	(3,637,463)

Net decrease in net assets resulting from operations:
Total	$(3,289,035)	$(6,390,160)

Per average basic and diluted outstanding share	$(0.14)	$(0.30)

Average outstanding shares	23,314,573	21,277,576

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007

Cash flows used in operating activities:
Net decrease in net assets resulting from operations	$(3,289,035)	$(6,390,160)
Adjustments to reconcile net decrease in net assets
resulting from operations to net cash used in
operating activities:
Net realized and unrealized loss on investments	762,219	3,638,137
Depreciation and amortization	(454,332)	(65,730)
Stock-based compensation expense	1,466,980	1,690,181

Changes in assets and liabilities:
Restricted funds	146,710	(108,880)
Receivable from portfolio company	524	0
Interest receivable	149,849	61,997
Receivable from broker	0	819,905
Prepaid expenses	76,078	(416,635)
Other assets	(2,492)	(10,191)
Accounts payable and accrued liabilities	(296,978)	(209,292)
Accrued profit sharing	0	(261,661)
Deferred rent	(1,659)	(1,700)
Current income tax liability	541	80,795

Net cash used in operating activities	(1,441,595)	(1,173,234)

Cash flows from investing activities:
Purchase of short-term investments
and marketable securities	(21,230,754)	(10,952,109)
Sale of short-term investments and marketable securities	28,883,642	12,165,656
Investment in private placements and loans	(6,435,274)	(4,857,357)
Proceeds from sale of investments	105,714	0
Purchase of fixed assets	(1,588)	(270)

Net cash provided by (used in) investing activities	1,321,740	(3,644,080)

Cash flows from financing activities:
Proceeds from stock option exercises (Note 5)	0	3,295,978

Net cash provided by financing activities	0	3,295,978

Net decrease in cash and cash equivalents:
Cash and cash equivalents at beginning of the period	330,009	2,071,788
Cash and cash equivalents at end of the period	210,154	550,452

Net decrease in cash and cash equivalents	$(119,855)	$(1,521,336)

Supplemental disclosures of cash flow information:
Income taxes paid	$45,657	$10,252

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended	Year Ended
	March 31, 2008	December 31, 2007
	(Unaudited)

Changes in net assets from operations:

Net operating loss	$(2,480,618)	$(11,827,543)
Net realized (loss) gain on investments	(5,061,068)	30,162
Net decrease in unrealized
depreciation on investments sold	5,014,653	0
Net (increase) decrease in unrealized
depreciation on investments held	(762,002)	5,080,936

Net decrease in net assets resulting
from operations	(3,289,035)	(6,716,445)

Changes in net assets from capital
stock transactions:

Issuance of common stock upon the
exercise of stock options	0	9,996
Issuance of common stock on offering	0	13,000
Additional paid-in capital on common
stock issued	0	23,075,683
Stock-based compensation expense	1,466,980	8,050,807

Net increase in net assets resulting from
capital stock transactions	1,466,980	31,149,486

Net (decrease) increase in net assets	(1,822,055)	24,433,041

Net assets:

Beginning of the period	138,363,344	113,930,303

End of the period	$136,541,289	$138,363,344

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2008

	Method of		Shares/
	Valuation (1)		Principal	Value

Investments in Unaffiliated Companies (2)(3) - 15.64% of net assets at value

Private Placement Portfolio (Illiquid) - 15.64% of net assets at value

BioVex Group, Inc. (4)(5)(6)(7) -- Developing novel biologics for treatment of cancer and infectious disease
Series E Convertible Preferred Stock	(M	)	2,799,552	$2,500,000

Exponential Business Development Company (4)(5) -- Venture
capital partnership focused on early stage companies
Limited Partnership Interest	(M	)	1	2,219

Molecular Imprints, Inc. (4)(5) -- Manufacturing nanoimprint lithography capital equipment
Series B Convertible Preferred Stock	(M	)	1,333,333	2,000,000
Series C Convertible Preferred Stock	(M	)	1,250,000	2,399,875
Warrants at $2.00 expiring 12/31/11	( I	)	125,000	100,125
				4,500,000

Nanosys, Inc. (4)(5)(6) -- Developing zero and one-dimensional inorganic nanometer-scale materials and devices
Series C Convertible Preferred Stock	(M	)	803,428	2,370,113
Series D Convertible Preferred Stock	(M	)	1,016,950	3,000,003
				5,370,116

Nantero, Inc. (4)(5)(6) -- Developing a high-density, nonvolatile, random access memory chip, enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M	)	345,070	1,046,908
Series B Convertible Preferred Stock	(M	)	207,051	628,172
Series C Convertible Preferred Stock	(M	)	188,315	571,329
				2,246,409

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2008

	Method of		Shares/
	Valuation (1)		Principal	Value

Investments in Unaffiliated Companies (2)(3) - 15.64% of
net assets at value (cont.)

Private Placement Portfolio (Illiquid) - 15.64% of net assets at value (cont.)

NeoPhotonics Corporation (4)(5) -- Developing and manufacturing optical devices and components
Common Stock	(M	)	716,195	$133,141
Series 1 Convertible Preferred Stock	(M	)	1,831,256	1,831,256
Series 2 Convertible Preferred Stock	(M	)	741,898	741,898
Series 3 Convertible Preferred Stock	(M	)	2,750,000	2,750,000
Warrants at $0.15 expiring 01/26/10	( I	)	16,364	1,571
Warrants at $0.15 expiring 12/05/10	( I	)	14,063	1,350
				5,459,216

Polatis, Inc. (4)(5)(6)(8) -- Developing MEMS-based optical
networking components
Series A-1 Convertible Preferred Stock	(M	)	16,775	0
Series A-2 Convertible Preferred Stock	(M	)	71,611	132,653
Series A-4 Convertible Preferred Stock	(M	)	4,774	8,768
Series A-5 Convertible Preferred Stock	(M	)	16,438	135,105
				276,526

PolyRemedy, Inc. (4)(5)(6)(9) --Developing a robotic
manufacturing platform for wound treatment patches
Series B-1 Convertible Preferred Stock	(M	)	287,647	244,500

Starfire Systems, Inc. (4)(5)(6) -- Producing ceramic-forming polymers
Common Stock	(M	)	375,000	150,000
Series A-1 Convertible Preferred Stock	(M	)	600,000	600,000
				750,000

Total Unaffiliated Private Placement Portfolio (cost: $21,679,892)				$21,348,986

Total Investments in Unaffiliated Companies (cost: $21,679,892)				$21,348,986

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2008

	Method of		Shares/
	Valuation (1)		Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(10) -
42.01% of net assets at value

Private Placement Portfolio (Illiquid) - 42.01% of net assets at value

Adesto Technologies Corporation (4)(5)(6) -- Developing
semiconductor-related products enabled at the nanoscale
Series A Convertible Preferred Stock	(M	)	6,547,619	$2,200,000

Ancora Pharmaceuticals, Inc. (4)(5)(6) -- Developing synthetic carbohydrates for pharmaceutical applications
Series B Convertible Preferred Stock	(M	)	909,091	639,062
Warrants at $1.06 expiring 05/01/08	( I	)	754,717	8,302
				647,364

BridgeLux, Inc. (4)(5)(11) -- Manufacturing high-power light emitting diodes
Series B Convertible Preferred Stock	(M	)	1,861,504	2,792,256
Series C Convertible Preferred Stock	(M	)	2,130,699	3,196,050
Series D Convertible Preferred Stock	(M	)	666,667	1,000,001
Warrants at $0.7136 expiring 02/02/17	( I	)	98,340	137,971
Warrants at $0.7136 expiring 04/26/17	( I	)	65,560	92,374
				7,218,652

Cambrios Technologies Corporation (4)(5)(6) -- Developing
nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock	(M	)	1,294,025	1,294,025
Series C Convertible Preferred Stock	(M	)	1,300,000	1,300,000
				2,594,025

CFX Battery, Inc. (4)(5)(6)(12) -- Developing batteries using nanostructured materials
Series A Convertible Preferred Stock	(M	)	1,208,262	946,528

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2008

	Method of		Shares/
	Valuation (1)		Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(10) -
42.01% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) - 42.01% of net assets at value (cont.)

Crystal IS, Inc. (4)(5)(6) -- Developing single-crystal
aluminum nitride substrates for optoelectronic devices
Series A Convertible Preferred Stock	(M	)	391,571	$305,425
Series A-1 Convertible Preferred Stock	(M	)	1,300,376	1,014,294
Warrants at $0.78 expiring 05/05/13	( I	)	15,231	9,352
Warrants at $0.78 expiring 05/12/13	( I	)	2,350	1,445
Warrants at $0.78 expiring 08/08/13	( I	)	4,396	2,739
				1,333,255

CSwitch Corporation (4)(5)(6)(13) -- Developing next-generation, system-
on-a-chip solutions for communications-based platforms
Series A-1 Convertible Preferred Stock	(M	)	6,863,118	3,431,559
Unsecured Convertible Bridge Note (including interest)	(M	)	$529,852	552,149
				3,983,708

D-Wave Systems, Inc. (4)(5)(6)(14) -- Developing high-
performance quantum computing systems
Series B Convertible Preferred Stock	(M	)	2,000,000	2,160,584
Series C Convertible Preferred Stock	(M	)	678,264	732,724
				2,893,308

Ensemble Discovery Corporation (4)(5)(6) -- Developing DNA
Programmed Chemistry for the discovery of new classes of
therapeutics and bioassays
Series B Convertible Preferred Stock	(M	)	1,449,275	2,000,000

Innovalight, Inc. (4)(5)(6) -- Developing solar power
products enabled by silicon-based nanomaterials
Series B Convertible Preferred Stock	(M	)	16,666,666	5,718,216
Series C Convertible Preferred Stock	(M	)	5,810,577	1,993,568
				7,711,784

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2008

	Method of		Shares/
	Valuation (1)		Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(10) -
42.01% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) - 42.01% of net assets at value (cont.)

Kereos, Inc. (4)(5)(6) -- Developing emulsion-based imaging
agents and targeted therapeutics to image and treat cancer
and cardiovascular disease
Series B Convertible Preferred Stock	(M	)	545,456	$120,850

Kovio, Inc. (4)(5)(6) -- Developing semiconductor products
using printed electronics and thin-film technologies
Series C Convertible Preferred Stock	(M	)	2,500,000	3,125,000
Series D Convertible Preferred Stock	(M	)	800,000	1,000,000
				4,125,000

Mersana Therapeutics, Inc. (4)(5)(6)(15) -- Developing advanced polymers for drug delivery
Series A Convertible Preferred Stock	(M	)	68,451	136,902
Series B Convertible Preferred Stock	(M	)	866,500	1,733,000
Warrants at $2.00 expiring 10/21/10	( I	)	91,625	112,974
				1,982,876

Metabolon, Inc. (4)(5)(6) -- Discovering biomarkers through
the use of metabolomics
Series B Convertible Preferred Stock	(M	)	2,173,913	1,765,535
Series B-1 Convertible Preferred Stock	(M	)	869,565	706,214
Warrants at $1.15 expiring 3/25/15	( I	)	434,783	293,786
				2,765,535

NanoGram Corporation (4)(5)(6) -- Developing a broad suite of intellectual property utilizing nanoscale materials
Series I Convertible Preferred Stock	(M	)	63,210	124,524
Series II Convertible Preferred Stock	(M	)	1,250,904	2,464,281
Series III Convertible Preferred Stock	(M	)	1,242,144	2,447,024
Series IV Convertible Preferred Stock	(M	)	432,179	851,393
				5,887,222

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2008

	Method of		Shares/
	Valuation (1)		Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(10) -
42.01% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) - 42.01% of net assets at value (cont.)

Nanomix, Inc. (4)(5)(6) -- Producing nanoelectronic sensors that integrate carbon nanotube electronics with silicon microstructures
Series C Convertible Preferred Stock	(M	)	977,917	$330,228
Series D Convertible Preferred Stock	(M	)	6,802,397	680,240
				1,010,468

Nextreme Thermal Solutions, Inc. (4)(5)(6) -- Developing thin-film thermoelectric devices for cooling and energy conversion
Series A Convertible Preferred Stock	(M	)	1,750,000	1,750,000
Unsecured Convertible Bridge Note	(M	)	$377,580	377,580
				2,127,580

Questech Corporation (4)(5) -- Manufacturing and marketing
proprietary metal and stone decorative tiles
Common Stock	(M	)	655,454	129,717
Warrants at $1.50 expiring 11/19/08	( I	)	5,000	5
Warrants at $1.50 expiring 11/19/09	( I	)	5,000	95
				129,817

Siluria Technologies, Inc. (4)(5)(6) -- Developing next-generation nanomaterials
Series S-2 Convertible Preferred Stock	(M	)	482,218	160,723

Solazyme, Inc. (4)(5)(6) -- Developing algal biodiesel, industrial chemicals and special ingredients based on synthetic biology
Series A Convertible Preferred Stock	(M	)	988,204	997,691
Series B Convertible Preferred Stock	(M	)	495,246	500,000
Unsecured Convertible Bridge Note (including interest)	(M	)	$2,000,000	2,009,534
				3,507,225

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2008

	Method of		Shares/
	Valuation (1)		Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(10) -
42.01% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) - 42.01% of net assets at value (cont.)

Xradia, Inc. (4)(5) -- Designing, manufacturing and selling ultra-high resolution 3D x-ray microscopes and fluorescence imaging systems
Series D Convertible Preferred Stock	(M	)	3,121,099	$4,000,000

Zia Laser, Inc. (4)(5)(16) -- Developed quantum dot semiconductor lasers
Series C Convertible Preferred Stock	(M	)	1,500,000	21,330

Total Non-Controlled Private Placement Portfolio (cost: $55,371,901)				$57,367,250

Total Investments in Non-Controlled Affiliated Companies (cost: $55,371,901)				$57,367,250

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2008

	Method of		Shares/
	Valuation (1)		Principal	Value

Investments in Controlled Affiliated Companies (2)(17) -
3.21% of net assets at value

Private Placement Portfolio (Illiquid) - 3.21% of
net assets at value

Evolved Nanomaterial Sciences, Inc. (4)(5)(18) -- Developed
nanoscale-enhanced approaches for the resolution of
chiral molecules
Series A Convertible Preferred Stock	(M	)	5,870,021	$0

Phoenix Molecular Corporation (4)(5)(6) -- Developing technology to enable the separation of difficult-to-separate materials.
Common Stock	(M	)	1,000	10
Unsecured Convertible Bridge Note (including interest)	(M	)	$75,000	77,001
				77,011

SiOnyx, Inc. (4)(5)(6) -- Developing silicon-based optoelectronic products enabled by its proprietary "Black Silicon"
Series A Convertible Preferred Stock	(M	)	233,499	135,686
Series A-1 Convertible Preferred Stock	(M	)	2,966,667	1,723,930
Series A-2 Convertible Preferred Stock	(M	)	4,207,537	2,445,000
				4,304,616

Total Controlled Private Placement Portfolio (cost: $6,962,011)				$4,381,627

Total Investments in Controlled Affiliated Companies (cost: $6,962,011)				$4,381,627

Total Private Placement Portfolio (cost: $84,013,804)				$83,097,863

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2008

U.S. Government and Agency Securities - 39.25% of net assets at value

U.S. Treasury Bill -- due date 04/17/08	(M	)	$3,050,000	$3,048,384
U.S. Treasury Notes -- due date 05/15/08, coupon 3.75%	(M	)	9,000,000	9,026,010
U.S. Treasury Notes -- due date 09/15/08, coupon 3.125%	(M	)	5,000,000	5,039,850
U.S. Treasury Notes -- due date 01/15/09, coupon 3.25%	(M	)	3,000,000	3,041,490
U.S. Treasury Notes -- due date 02/15/09, coupon 4.50%	(M	)	5,100,000	5,228,316
U.S. Treasury Notes -- due date 04/15/09, coupon 3.125%	(M	)	3,000,000	3,050,160
U.S. Treasury Notes -- due date 07/15/09, coupon 3.625%	(M	)	3,000,000	3,079,440
U.S. Treasury Notes -- due date 10/15/09, coupon 3.375%	(M	)	3,000,000	3,081,330
U.S. Treasury Notes -- due date 01/15/10, coupon 3.625%	(M	)	3,000,000	3,105,690
U.S. Treasury Notes -- due date 04/15/10, coupon 4.00%	(M	)	3,000,000	3,142,020
U.S. Treasury Notes -- due date 07/15/10, coupon 3.875%	(M	)	3,000,000	3,155,160
U.S. Treasury Notes -- due date 10/15/10, coupon 4.25%	(M	)	2,000,000	2,130,000
U.S. Treasury Notes -- due date 10/31/12, coupon 3.875%	(M	)	2,000,000	2,126,100
U.S. Treasury Notes -- due date 02/15/13, coupon 3.875%	(M	)	5,000,000	5,335,150

Total Investments in U.S. Government and Agency Securities (cost: $52,346,992)				$53,589,100

Total Investments (cost: $136,360,796)				$136,686,963

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2008

Notes to Consolidated Schedule of Investments

(1)	See Footnote to Consolidated Schedule of Investments on page 17 for a description of the Valuation Procedures.

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

(3)
The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $21,679,892. The gross unrealized appreciation based on the tax cost for these securities is $1,732,194. The gross unrealized depreciation based on the tax cost for these securities is $2,063,100.

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

(7)
With our purchase of Series E Convertible Preferred Stock of BioVex, we received a warrant to purchase a number of shares of common stock of BioVex as determined by dividing 624,999.99 by the price per share at which the common stock is offered and sold to the public in connection with the initial public offering.  The ability to exercise this warrant is therefore contingent on BioVex completing successfully an initial public offering before the expiration date of the warrant on September 27, 2012. The exercise price of this warrant shall be 110 percent of the initial public offering price.

(8)	Continuum Photonics, Inc., merged with Polatis, Ltd., to form Polatis, Inc.

(9)	Initial investment was made during 2008.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2008

(10)
The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $55,371,901. The gross unrealized appreciation based on the tax cost for these securities is $10,844,376. The gross unrealized depreciation based on the tax cost for these securities is $8,849,027.

(11)	BridgeLux, Inc., was previously named eLite Optoelectronics, Inc.

(12)	On February 28, 2008, Lifco, Inc., merged with CFX Battery, Inc. The surviving entity is CFX Battery, Inc.

(13)
With our investment in a secured convertible bridge note issued by CSwitch, we received a warrant to purchase a number of shares of the class of stock sold in the next financing of CSwitch equal to $529,322, the principal of the note, divided by the lowest price per share of the class of stock sold in the next financing of CSwitch.  The ability to exercise this warrant is therefore contingent on CSwitch completing successfully a subsequent round of financing.  The warrant will expire five years from the date of the close of the next round of financing.  The cost basis of this warrant is $529.

(14)
D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave Systems, Inc., through D-Wave USA, a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. See "Note 3. Summary of Significant Accounting Policies."

(15)	Mersana Therapeutics, Inc., was previously named Nanopharma Corp.

(16)	On November 30, 2006, the assets of Zia Laser, Inc., were acquired by Innolume Inc.

(17)
The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $6,962,011. The gross unrealized appreciation based on the tax cost for these securities is $219,616. The gross unrealized depreciation based on the tax cost for these securities is $2,800,000.

(18)	On September 30, 2007, Evolved Nanomaterial Sciences, Inc., filed for Chapter 7 bankruptcy.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. FOOTNOTE TO CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

VALUATION PROCEDURES

I. Determination of Net Asset Value

The 1940 Act requires periodic valuation of each investment in the portfolio of the Company to determine its net asset value. Under the 1940 Act, unrestricted securities with readily available market quotations are to be valued at the current market value; all other assets must be valued at fair value as determined in good faith by or under the direction of the Board of Directors.

The Board of Directors is responsible for (1) determining overall valuation guidelines and (2) ensuring that the investments of the Company are valued within the prescribed guidelines.

The Valuation Committee, comprised of all of the independent Board members, is responsible for reviewing and approving the valuation of the Company’s assets within the guidelines established by the Board of Directors. The Valuation Committee receives information and recommendations from management.

The values assigned to these investments are based on available information and do not necessarily represent amounts that might ultimately be realized, as such amounts depend on future circumstances and cannot reasonably be determined until the individual investments are actually liquidated or become readily marketable.

II. Approaches to Determining Fair Value

Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," ("SFAS No. 157") defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

The main approaches to measuring fair value utilized are the market approach and the income approach.

•
Market Approach (M): The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. For example, the market approach often uses market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range each appropriate multiple falls requires judgment considering factors specific to the measurement (qualitative and quantitative).

•
Income Approach (I): The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. Those valuation techniques include present value techniques; option-pricing models, such as the Black-Scholes-Merton formula (a closed-form model) and a binomial model (a lattice model), which incorporate present value techniques; and the multi-period excess earnings method, which is used to measure the fair value of certain assets.

SFAS No. 157 classifies the inputs used to measure fair value by these approaches into the following hierarchy:

•	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.

•
Level 2: Quoted prices in active markets for similar assets or liabilities, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

•	Level 3: Unobservable inputs for the asset or liability.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

III. Investment Categories

The Company’s investments can be classified into five broad categories for valuation purposes:

•	Equity-related securities;
•	Investments in intellectual property, patents, research and development in technology or product development;
•	Long-term fixed-income securities;
•	Short-term fixed-income securities; and
•	All other securities.

The Company applies the methods for determining fair value discussed above to the valuation of investments in each of these five broad categories as follows:

A. EQUITY-RELATED SECURITIES

Equity-related securities, including warrants, are fair valued using the market or income approaches. The following factors may be considered when the market approach is used to fair value these types of securities:

•	Readily available public market quotations;

•	The cost of the Company’s investment;

•	Transactions in a company's securities or unconditional firm offers by responsible parties as a factor in determining valuation;

•	The financial condition and operating results of the company;

•	The long-term potential of the business and technology of the company;

•	The values of similar securities issued by companies in similar businesses;

•	Multiples to revenue, net income or EBITDA that similar securities issued by companies in similar businesses receive;

•	The proportion of the company's securities we own and the nature of any rights to require the company to register restricted securities under applicable securities laws; and

•	The rights and preferences of the class of securities we own as compared to other classes of securities the portfolio company has issued.

When the income approach is used to value warrants, the Company uses the Black-Scholes-Merton formula.

B.  INVESTMENTS IN INTELLECTUAL PROPERTY, PATENTS, RESEARCH AND DEVELOPMENT IN TECHNOLOGY OR PRODUCT DEVELOPMENT

Such investments are fair valued using the market approach. The Company may consider factors specific to these types of investments when using the market approach including:

•	The cost of the Company’s investment;
•	Investments in the same or substantially similar intellectual property or patents or research and development in technology or product development or offers by responsible third parties;
•	The results of research and development;
•	Product development progress;
•	Commercial prospects;
•	Term of patent;
•	Projected markets; and
•	Other subjective factors.

C.  LONG-TERM FIXED-INCOME SECURITIES

1. Readily Marketable: Long-term fixed-income securities for which market quotations are readily available are valued using the most recent bid quotations when available.

2. Not Readily Marketable: Long-term fixed-income securities for which market quotations are not readily available are fair valued using the market approach. The factors that may be considered when valuing these types of securities by the market approach include:

•	Credit quality;
•	Interest rate analysis;
•	Quotations from broker-dealers;
•	Prices from independent pricing services that the Board believes are reasonably reliable; and
•	Reasonable price discovery procedures and data from other sources.

D. SHORT-TERM FIXED-INCOME SECURITIES

Short-term fixed-income securities are valued using the market approach in the same manner as long-term fixed-income securities until the remaining maturity is 60 days or less, after which time such securities may be valued at amortized cost if there is no concern over payment at maturity.

E.	ALL OTHER SECURITIES

All other securities are reported at fair value as determined in good faith by the Valuation Committee using the approaches for determining valuation as described above.

For all other securities, the reported values shall reflect the Valuation Committee's judgment of fair values as of the valuation date using the outlined basic approaches of valuation discussed in Section II. They do not necessarily represent an amount of money that would be realized if we had to sell such assets in an immediate liquidation. Thus, valuations as of any particular date are not necessarily indicative of amounts that we may ultimately realize as a result of future sales or other dispositions of investments we hold.

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

Harris & Harris Enterprises, Inc.,SM is a 100 percent wholly owned subsidiary of the Company. Harris & Harris Enterprises, Inc., is a partner in Harris Partners I, L.P.,SM and is taxed under Subchapter C of the Code (a “C Corporation”). Harris Partners I, L.P, is a limited partnership and is used to hold certain interests in portfolio companies. The partners of Harris Partners I, L.P., are Harris & Harris Enterprises, Inc., (sole general partner) and Harris & Harris Group, Inc., (sole limited partner). Harris & Harris Enterprises, Inc., pays taxes on any non-passive investment income generated by Harris Partners I, L.P. For the period ended March 31, 2008, there was no non-passive investment income. The Company consolidates the results of its subsidiaries for financial reporting purposes.

NOTE 2. INTERIM FINANCIAL STATEMENTS

Our interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and in conformity with generally accepted accounting principles applicable to interim financial information. Accordingly, they do not include all information and disclosures necessary for a presentation of our financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities as of March 31, 2008, and December 31, 2007, and the reported amounts of revenues and expenses for the three months ended March 31, 2008, and 2007. Actual results could differ from these estimates, and the differences could be material. The most significant estimates relate to the fair valuations of certain of our investments.

Cash and Cash Equivalents. Cash and cash equivalents includes demand deposits and money market instruments with maturities of less than three months. Cash and cash equivalents are carried at cost which approximates value.

Portfolio Investment Valuations. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the SEC. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") At March 31, 2008, our financial statements include private venture capital investments valued at $83,097,863, the fair values of which were determined in good faith by, or under the direction, of the Board of Directors. Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the fair value measurements of the Company's investments.

Foreign Currency Translation. The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. For the three months ended March 31, 2008, included in the net decrease in unrealized depreciation on investments was an $80,903 loss resulting from foreign currency translation.

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

Stock-Based Compensation. The Company has a stock-based employee compensation plan. The Company accounts for the plan in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," ("SFAS No. 123(R)"). See “Note 5. Stock-Based Compensation” for further discussion.

Income Taxes. As we intend to qualify as a RIC under Subchapter M of the Internal Revenue Code, the Company does not provide for income taxes. Our taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and FIN 48, "Accounting for Uncertainty in Income Taxes." The Company recognizes interest and penalties in income tax expense.

We pay federal, state and local income taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is a C corporation. See “Note 6. Income Taxes."

Restricted Funds. The Company maintains a rabbi trust for the purposes of accumulating funds to satisfy the obligations incurred by us for the Supplemental Executive Retirement Plan ("SERP") under the employment agreement with Charles E. Harris.

Property and Equipment. Property and equipment are included in "Other Assets" and are carried at cost, less accumulated depreciation of $350,333. Depreciation is provided using the straight-line method over the estimated useful lives of the premises and equipment.

Concentration of Credit Risk. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

NOTE 4. FAIR VALUE MEASUREMENTS

At March 31, 2008, our financial assets were categorized as follows in the fair value hierarchy for SFAS No. 157 purposes:

		Fair Value Measurement at Reporting Date Using:

Description	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government Securities	$53,589,100	$53,589,100	$0	$0

Portfolio Companies	$83,097,863	$0	$0	$83,097,863

Total	$136,686,963	$53,589,100	$0	$83,097,863

The Company recognized no gain or loss at January 1, 2008 as a result of the adoption of SFAS No. 157. The following chart shows the components of change in the financial assets categorized as Level 3, for the three months ended March 31, 2008.

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)

Portfolio Companies

Beginning Balance, January 1, 2008	$78,110,384

Total realized losses included in changes in net assets	(5,014,653)
Total unrealized gains included in changes in net assets	3,651,203
Purchases and interest on bridge notes	6,456,643
Disposals	(105,714)
Ending Balance, March 31, 2008	$83,097,863

The amount of total losses for the period
included in changes in net assets attributable to the
change in unrealized gains or losses relating to
assets still held at the reporting date	$1,363,452

NOTE 5. STOCK-BASED COMPENSATION

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

On March 19, 2008, the Compensation Committee of the Board of Directors and the full Board of Directors of the Company approved a new grant of individual Non-Qualified Stock Option ("NQSO") awards for certain officers and employees of the Company. The terms and conditions of the stock options granted were set forth in award agreements between the Company and each award recipient entered into on that date. Options to purchase a total of 348,032 shares of stock were granted with vesting periods ranging from March 2009 to March 2012 and with an exercise price of $6.18, which was the closing volume weighted average price of our shares of common stock on March 19, 2008. Upon exercise, the shares would be issued from our previously authorized but unissued shares.

The Company accounts for the Stock Plan in accordance with the provisions of SFAS No. 123(R), which requires that we determine the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, and record these amounts as an expense in the Statement of Operations over the vesting period with a corresponding increase to our additional paid-in capital. At March 31, 2008 and December 31, 2007, the increase to our operating expenses was offset by the increase to our additional paid-in capital, resulting in no net impact to our net asset value. Additionally, the Company does not record the tax benefits associated with the expensing of stock options, because the Company currently intends to qualify as a RIC under Subchapter M of the Code.

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

The risk-free interest rate assumptions are based on the annual yield on the measurement date of a zero-coupon U.S. Treasury bond the maturity of which equals the option’s expected term. Higher assumed interest rates yield higher fair values.

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

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model as permitted by SFAS No. 123(R). The assumptions used in the calculation of fair value of the stock options granted on March 19, 2008, using the Black-Scholes-Merton model for the contract term was as follows:

							Weighted
							Average
		Number	Expected	Expected	Expected	Risk-free	Fair
		of Options	Term	Volatility	Dividend	Interest	Value
Type of Award	Term	Granted	in Yrs	Factor	Yield	Rates	Per Share

Non-qualified stock options	9.78 Years	348,032	6.14	57.1%	0%	2.62%	$3.45

Total		348,032					$3.45

For the three months ended March 31, 2008, the Company recognized $1,466,980 of compensation expense in the Consolidated Statements of Operations. As of March 31, 2008, there was approximately $7,852,320 of unrecognized compensation cost related to unvested stock option awards. This cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

For the three months ended March 31, 2008, no stock options were exercised.

For the three months ended March 31, 2008, the calculation of the net decrease in net assets resulting from operations per share excludes the stock options because such options were anti-dilutive. The options may be dilutive in future periods in which there is a net increase in net assets resulting from operations, in the event that there is a significant increase in the average stock price in the stock market or in the event of significant decreases in the amount of unrecognized compensation cost.

A summary of the changes in outstanding stock options is as follows:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining	Aggregate
		Exercise	Grant Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (Yrs)	Value

Options Outstanding at January 1, 2008	3,967,744	$10.54	$4.77
Granted	348,032	$6.18	$3.45	9.75
Exercised	0	$0	$0
Forfeited or Expired	- .
Options Outstanding at March 31, 2008	4,315,776	$10.19	$4.67	4.77	$330,630
Options Exercisable at March 31, 2008	1,717,125	$10.43	$4.45	3.93	$0
Options Exercisable and Expected to be Exercisable at March 31, 2008	4,233,180	$10.19	$4.61	4.70	$330,630

The aggregate intrinsic value in the table above with respect to options outstanding, exercisable and expected to be exercisable, is calculated as the difference between the Company's closing stock price of $7.13 on the last trading day of the first quarter of 2008 and the exercise price, multiplied by the number of in-the-money options. This represents the total pre-tax intrinsic value that would have been received by the option holders had all options been fully vested and all option holders exercised their awards on March 31, 2008.

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

In the case of a RIC which furnishes capital to development corporations, there is an exception to the rule relating to the diversification of investments required to qualify for RIC treatment. This exception is available only to registered management investment companies which the SEC determines to be principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available ("SEC Certification"). We have received SEC Certification since 1999, including for 2006, but it is possible that we may not receive SEC Certification in future years.

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

For federal tax purposes, the Company’s 2004 through 2007 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the Company’s 2003 through 2007 tax years remain open for examination by the tax authorities under a four year statute of limitations.

During the first quarter of 2008, we paid $15,798 in federal, state and local income taxes. At March 31, 2008, we had $0 accrued for federal, state and local taxes payable by the Company.

We pay federal, state and local taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is taxed as a C Corporation. For the three months ended March 31, 2008, and 2007, our income tax expense (benefit) for Harris & Harris Enterprises, Inc., was $30,400 and $0, respectively.

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

On April 4, 2008, we filed a Post-Effective Amendment to our registration statement with the SEC on Form N-2 to update our existing shelf registration statement and register an additional 1,300,000 shares of our common stock. After the effective date, the common stock may be sold at prices and on terms to be set forth in one or more supplements to the prospectus from time to time.

NOTE 8. CHANGE IN NET ASSETS PER SHARE

The following table sets forth the computation of basic and diluted per share net increases in net assets resulting from operations for the three months ended March 31, 2008, and March 31, 2007.

	For the Three Months Ended March 31
	2008	2007
Numerator for decrease in net assets per share	$(3,289,035)	$(6,390,160)
Denominator for basic and diluted weighted average shares	23,314,573	21,277,576
Basic and diluted net decrease in net assets per share resulting from operations	$(0.14)	$(0.30)

NOTE 9. SUBSEQUENT EVENTS

On May 1, 2008, we exercised our warrants to purchase shares of Ancora Pharmaceuticals, Inc., for $800,000.

On May 6, 2008, we made a $2,000,000 new investment in a privately held tiny technology portfolio company.

HARRIS & HARRIS GROUP, INC. FINANCIAL HIGHLIGHTS (Unaudited)

	Three Months Ended March 31
	2008	2007
Per Share Operating Performance

Net asset value per share, beginning of period	$5.93	$5.42

Net operating loss*	(0.11)	(0.13)

Net realized loss on investments*	(0.22)	0

Net decrease in unrealized
depreciation as a result of sales*	0.22	0

Net increase in unrealized
depreciation on investments held*	(0.03)	(0.17)

Total from investment operations*	(0.14)	(.30)

Net increase as a result of stock-based
compensation expense	0.07	0.08

Net increase as a result of proceeds from exercise
of options	0.00	0.07

Total increase from capital stock transactions	0.07	0.15

Net asset value per share, end of period	$5.86	$5.27

Stock price per share, end of period	$7.13	$12.92

Total return based on stock price (1)	(18.89)%	6.87%

Supplemental Data:

Net assets, end of period	$136,541,289	$112,526,302

Ratio of expenses to average net assets (1)	2.2%	2.9%

Ratio of net operating loss to average net assets (1)	(1.8)%	(2.4)%

Cash dividends paid per share	$0	$0

Tax payable on behalf of shareholders on
the deemed dividend per share	$0	$0

Number of shares outstanding, end of period	23,314,573	21,341,029

*Based on Average Shares Outstanding.
(1) Not Annualized

The accompanying notes are an integral part of this schedule.

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations

The information contained in this section should be read in conjunction with the Company's unaudited March 31, 2008 Consolidated Financial Statements and the Company's audited 2007 Consolidated Financial Statements and notes thereto.

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

Throughout our corporate history, we have made early stage venture capital investments in a variety of industries. We define venture capital investments as investments in start-up firms and small businesses with exceptional growth potential. We have invested a substantial portion of our assets in venture capital investments of private, development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth, have little or no history of operations and are developing unproven technologies. At March 31, 2008, $83,097,863, or 60.86 percent, of our net assets at fair value consisted of private venture capital investments, net of unrealized depreciation of $915,941. At December 31, 2007, $78,110,384, or 56.5 percent, of our net assets at fair value consisted of private venture capital investments, net of unrealized depreciation of $4,567,144.

Since our investment in Otisville in 1983 through March 31, 2008, we have made a total of 81 venture capital investments, including four private placement investments in securities of publicly traded companies. We have exited 47 of these 81 investments, realizing total proceeds of $143,895,288 on our invested capital of $56,349,559. As measured from first dollar in to last dollar out, the average and median holding periods for these 47 investments were 3.77 years and 3.20 years, respectively. As measured by the 165 separate rounds of investment within these 47 investments, the average and median holding periods for the 165 separate rounds of investment were 2.93 years and 2.64 years, respectively.

In 1994, we made our first tiny technology investment. From August 2001 through March 31, 2008, all 39 of our initial investments have been in tiny technology. From August 2001 through March 31, 2008, we have invested a total (before any subsequent write-ups, write-downs or dispositions) of $93,070,524 in tiny technology.

We currently have 31 active tiny technology companies in our portfolio, including one tiny technology investment made prior to 2001. At March 31, 2008, from first dollar in, the average and median holding periods for these 31 active tiny technology investments were 3.16 years and 2.87 years, respectively.

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

	2001	2002	2003	2004	2005	2006	2007	YTD 3/31/08

Total Incremental Investments	$489,999	$6,240,118	$3,812,600	$14,837,846	$16,251,339	$24,408,187	$20,595,161	$6,435,274
No. of New Investments	1	7	5	8	4	6	7	1
No. of Follow-On Investment Rounds	0	1	5	21	13	14	20	7
No. of Rounds Led	0	1	0	2	0	7	3	2
Average Dollar Amount - Initial	$489,999	$784,303	$437,156	$911,625	$1,575,000	$2,383,424	$1,086,441	$244,500
Average Dollar Amount - Follow-On	N/A	$750,000	$325,364	$359,278	$765,488	$721,974	$649,504	$884,396

We value our private venture capital investments each quarter as determined in good faith by our Valuation Committee, a committee of independent directors, within guidelines established by our Board of Directors in accordance with the 1940 Act. (See "Footnote to Consolidated Schedule of Investments" contained in "Consolidated Financial Statements.")

In the years 2001 through March 31, 2008, the Company recorded the following gross write-ups in privately held securities as a percentage of net assets at the beginning of the year ("BOY"), gross write-downs in privately held securities as a percentage of net assets at the beginning of the year, and net write-ups/(write-downs) in privately held securities as a percentage of net assets at the beginning of the year.

	2001	2002	2003	2004	2005	2006	2007	YTD 3/31/08

Net Asset Value, BOY	$31,833,475	$24,334,770	$27,256,046	$40,682,738	$74,744,799	$117,987,742	$113,930,303	$138,363,344
Gross Write-Downs During Year	$(2,532,730)	$(5,400,005)	$(1,256,102)	$(5,711,229)	$(3,450,236)	$(4,211,323)	$(7,810,794)	$(1,364,103)
Gross Write-Ups During Year	$1,528,866	$285	$847,578	$6,288,397	$23,485,176	$279,363	$11,694,618	$651
Gross Write-Downs as a Percentage of Net Asset Value, BOY	-7.96%	-22.19%	-4.61%	-14.04%	-4.62%	-3.57%	-6.86%	-0.99%
Gross Write-Ups as a Percentage of Net Asset Value, BOY	4.80%	0.00%	3.11%	15.46%	31.42%	0.24%	10.26%	0.00%
Net Write-Downs/Write-Ups as a Percentage of Net Asset Value, BOY	-3.15%	-22.19%	-1.49%	1.42%	26.8%	-3.33%	3.40%	-0.99%

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

Results of Operations

Three months ended March 31, 2008, as compared to the three months ended March 31, 2007

In the three months ended March 31, 2008, and March 31, 2007, we had net decreases in net assets resulting from operations of $3,289,035 and 6,390,160, respectively.

Investment Income and Expenses:

We had net operating losses of $2,480,618 and $2,667,118 for the three months ended March 31, 2008, and March 31, 2007, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expenses of $1,466,980 in 2008 and $1,690,181 in 2007 associated with the granting of stock options. During the three months ended March 31, 2008, and 2007, total investment income was $576,302 and $652,498, respectively. During the three months ended March 31, 2008, and 2007, total operating expenses were $3,056,920 and $3,319,616, respectively.

During the three months ended March 31, 2008, as compared with the same period in 2007, investment income decreased owing to a decrease in our average holdings of U.S. government and agency securities. During the three months ended March 31, 2008, our average holdings of such securities were $57,481,316, as compared with $59,727,657 during the three months ended March 31, 2007.

Operating expenses, including non-cash, stock-based compensation expense, were $3,056,920 and $3,319,616 for the three months ended March 31, 2008, and March 31, 2007, respectively. The decrease in operating expenses for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, was primarily owing to decreases in salaries, benefits and stock-based compensation expense and to decreases in administration and operations expense, professional fees and directors' fees and expenses. Salaries, benefits and stock-based compensation expense decreased by $101,471, or four percent, through March 31, 2008, as compared to March 31, 2007, primarily as a result of a decrease in non-cash expense of $223,201 associated with the Harris & Harris Group, Inc. 2006 Equity Incentive Plan (the "Stock Plan"), offset by an increase in salaries and benefits owing to an increase in our head count as compared with that of the same period in 2007. At March 31, 2008, we had 13 full-time employees, as compared with 10 full-time employees and one part-time employee at March 31, 2007. While the non-cash, stock-based compensation expense for the Stock Plan increased our operating expenses by $1,466,980, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value. The non-cash, stock-based compensation expense and corresponding increase to our additional paid-in capital may increase in future quarters. Administration and operations expense decreased by $79,010, or 20.7 percent, through March 31, 2008, as compared to March 31, 2007, primarily as a result of a decrease in our directors' and officers' liability insurance expense and decreases in the cost of the annual report and proxy-related expenses. Professional fees decreased by $43,963, or 24.1 percent, for the three months ended March 31, 2008, as compared with the same period in 2007, primarily as a result of a reduction in the cost of our annual compliance program audit and a reduction in certain accounting fees.

Realized Income and Losses from Investments:

During the three months ended March 31, 2008, we realized net losses on investments of $5,014,870, as compared with realized net losses on investments of $674 during the three months ended March 31, 2007.

During the three months ended March 31, 2008, we realized net losses of $5,014,870, consisting primarily of a realized loss of $1,326,072 on our investment in Chlorogen, Inc., and a realized loss of $3,688,581 on our investment in NanoOpto Corporation. During the first of quarter of 2008, we received a payment of $105,714 from the NanoOpto Corporation bridge note.

During the three months ended March 31, 2007, we realized net losses of $674, consisting primarily of losses in Exponential Business Development Company, partially offset by income from our investment in AlphaSimplex Group, LLC.

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the three months ended March 31, 2008, net unrealized depreciation on total investments decreased by $4,252,651, or 108.3 percent, from net unrealized depreciation of $3,926,484 at December 31, 2007, to net unrealized appreciation of $326,167 at March 31, 2008. Net unrealized depreciation on total investments increased by $3,637,463, or 40.4 percent, during the three months ended March 31, 2007, from net unrealized depreciation of $9,007,420 at December 31, 2006, to net unrealized depreciation of $12,644,883 at March 31, 2007.

During the three months ended March 31, 2008, net unrealized depreciation on our venture capital investments decreased by $3,651,203, from $4,567,144 to $915,941, owing primarily to net realized losses of $1,326,072 and $3,688,581 on our investments in Chlorogen, Inc., and NanoOpto Corporation, respectively, and increases in the valuations of our investments in D-Wave Systems, Inc., of $11,704, Exponential Business Development Company of $193 and NeoPhotonics Corporation of $457, offset by decreases in the valuations of our investments in Ancora Pharmaceuticals, Inc., of $52,075, BridgeLux, Inc., of $1,345, Crystal-IS, Inc., of $283, Kereos, Inc., of $38,893, Mersana Therapeutics, Inc., of $5,406, Metabolon, Inc., of $734,465 and Questech Corporation of $462,437. We also had a decrease owing to foreign currency translation of $80,903 on our investment in D-Wave Systems, Inc. Unrealized appreciation on our U.S. government securities portfolio increased from $640,660 at December 31, 2007, to $1,242,108 at March 31, 2008.

During the three months ended March 31, 2007, net unrealized depreciation on our venture capital investments increased by $3,833,052, from $8,450,969 to $12,284,021, owing primarily to decreases in the valuations of our investments in Chlorogen, Inc., of $1,370,699, Evolved Nanomaterial Sciences, Inc., of $1,228,281, Nanomix, Inc., of $459,772, NanoOpto Corporation of $892,409 and Questech Corporation of $91,916, and an increase in the valuation of our investment in Polatis, Inc., of $190,680. We also had an increase owing to foreign currency translation of $18,156 on our investment in D-Wave Systems, Inc. Unrealized depreciation on our U.S. government securities portfolio decreased from $556,451 at December 31, 2006, to $360,862 at March 31, 2007.

Financial Condition

March 31, 2007

At March 31, 2008, our total assets and net assets were $140,772,639 and $136,541,289, respectively. At December 31, 2007, they were $142,893,332 and $138,363,344, respectively.

At March 31, 2008, net asset value per share ("NAV") was $5.86, as compared with $5.93 at December 31, 2007. At March 31, 2008, and December 31, 2007, our shares outstanding were 23,314,573.

Significant developments in the three months ended March 31, 2008, included an increase in the value of our venture capital investments of $4,987,479 and a decrease in the value of our investment in U.S. government obligations of $6,604,493. The increase in the value of our venture capital investments, from $78,110,384 at December 31, 2007, to $83,097,863 at March 31, 2008, resulted primarily from one new and seven follow-on investments and by a net increase of $3,651,203 in the net value of our previous venture capital investments. The decrease in the value of our U.S. government obligations, from $60,193,593 at December 31, 2007, to $53,589,100 at March 31, 2008, is primarily owing to the use of funds for investments totaling $6,435,274 and net operating expenses.

The following table is a summary of additions to our portfolio of venture capital investments made during the three months ended March 31, 2008:

New Investment	Amount
PolyRemedy, Inc.	$244,500

Follow-on Investment
Adesto Technologies Corporation	$1,052,174
BridgeLux, Inc.	$1,000,001
D-Wave Systems, Inc.	$736,019
Metabolon, Inc.	$1,000,000
Nextreme Thermal Solutions, Inc.	$377,580
Phoenix Molecular Corporation	$25,000
Solazyme, Inc.	$2,000,000

Total	$6,435,274

The following tables summarize the values of our portfolios of venture capital investments and U.S. government obligations, as compared with their cost, at March 31, 2008, and December 31, 2007:

	March 31, 2008	December 31, 2007
Venture capital investments,
at cost	$84,013,804	$82,677,528
Net unrealized depreciation(1)	915,941	4,567,144
Venture capital investments,	$83,097,863	$78,110,384
at fair value

	March 31, 2008	December 31, 2007
U.S. government
obligations, at cost	$52,346,992	$59,552,933
Net unrealized appreciation(1)	1,242,108	640,660
U.S. government
obligations, at value	$53,589,100	$60,193,593

(1)At March 31, 2008, and December 31, 2007, the net accumulated unrealized appreciation (depreciation) on investments was $326,167 and $(3,926,484), respectively.

The following table summarizes the fair value composition of our venture capital investment portfolio at March 31, 2008, and December 31, 2007.

	March 31, 2008	December 31, 2007
Category

Tiny Technology	99.9%	99.9%
Other Venture Capital Investments	0.1%	0.1%
Total Venture Capital Investments	100.0%	100.0%

Liquidity

Our primary sources of liquidity are cash, receivables and freely marketable securities, net of short-term indebtedness. Our secondary sources of liquidity are restricted securities of companies that are publicly traded.

At March 31, 2008, and December 31, 2007, our total net primary liquidity was $54,309,215 and $61,183,136, respectively, and our secondary liquidity was $0 and $0, respectively.

The decrease in our primary liquidity from December 31, 2007, to March 31, 2008, is primarily owing to the use of funds for investments and payment of net operating expenses.

Capital Resources

On June 25, 2007, we completed the sale of 1,300,000 shares of our common stock from our shelf registration statement for gross proceeds of $14,027,000; net proceeds of this offering, after placement agent fees and offering costs of $1,033,832, were $12,993,168. We used the net proceeds of this offering to make new investments in tiny technology, as well as for follow-on investments in our existing venture capital investments and for working capital. Through March 31, 2008, we have used all of the net proceeds from this offering for these purposes.

On April 4, 2008, we filed a Post-Effective Amendment to our registration statement with the SEC on Form N-2 to update our existing shelf registration statement and register an additional 1,300,000 shares of our common stock. After the effective date, the common stock may be sold at prices and on terms to be set forth in one or more supplements to the prospectus from time to time.

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

Stock-Based Compensation

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. We use the Black-Scholes-Merton option pricing model to estimate the fair value of employee stock options, consistent with the provisions of SFAS No. 123(R). Management uses the Black-Scholes-Merton option pricing model because of the lack of the historical option data that is required for use in other, more complex models. Other models may yield fair values that are significantly different from those calculated by the Black-Scholes-Merton option pricing model.

Option pricing models, including the Black-Scholes-Merton model, require the use of subjective input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. In the Black-Scholes-Merton model, variations in the expected volatility or expected term assumptions have a significant impact on fair value. As the volatility or expected term assumptions increase, the fair value of the stock option increases. In the Black-Scholes-Merton model, the expected dividend rate and expected risk-free rate of return are not as significant to the calculation of fair value. A higher assumed dividend rate yields a lower fair value, whereas higher assumed interest rates yield higher fair values for stock options.

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

SFAS No. 157 defines fair value as the price at which an asset would be sold or a liability transferred in its principal market (or most advantageous market) from the perspective of the reporting entity.

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

Recent Developments — Portfolio Companies

On May 1, 2008, we exercised our warrants to purchase shares of Ancora Pharmaceuticals, Inc., for $800,000.

On May 6, 2008, we made a $2,000,000 new investment in a privately held tiny technology portfolio company.

Forward-Looking Statements

The information contained herein may contain "forward-looking statements" based on our current expectations, assumptions and estimates about us and our industry. These forward-looking statements involve risks and uncertainties. Words such as "believe," "anticipate," "estimate," "expect," "intend," "plan," "will," "may," "might," "could," "continue" and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of several factors more fully described in "Risk Factors" and elsewhere in this Form 10-Q, and in our Form 10-K for the year ended December 31, 2007. The forward-looking statements made in this Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

We also invest in short-term money market instruments, and both short and long-term U.S. government and agency securities. To the extent that we invest in short and long-term U.S. government and agency securities, changes in interest rates result in changes in the value of these obligations which result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements, and the quantity and duration of both the short and long-term U.S. government and agency securities held by the Company, and it will vary from period to period. If the average interest rate on U.S. government securities at March 31, 2008, were to increase by 25, 75 and 150 basis points, the weighted average value of these securities held by us at March 31, 2008, would decrease by approximately $197,384, $592,153 and $1,184,305, respectively, and our net asset value would decrease correspondingly.

Most of our investments are denominated in U.S. dollars. We currently have one investment denominated in Canadian dollars. We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates. The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates is $267,920 at March 31, 2008.

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

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the 1934 Act). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures. As of March 31, 2008, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2008 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Investing in our common stock involves significant risks relating to our business and investment objective. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2007, before you purchase any of our common stock. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Unknown additional risks and uncertainties, or ones that we currently consider immaterial, may also impair our business. If any of these risks or uncertainties materialize, our business, financial condition or results of operations could be materially adversely affected. In this event, the trading price of our common stock could decline, and you could lose all or part of your investment.

Unstable credit markets could adversely affect our portfolio companies.

Although our portfolio companies rely primarily on equity financing, some of them borrow funds as well. Given the current credit environment, there can be no assurance that portfolio companies will be able to borrow money on a timely basis or on reasonable terms, which could have a negative impact on their operating performance, raise their cost of capital, or even jeopardize their existence. Furthermore, certain of our portfolio companies manage their cash positions by investing in money-market funds, auction-rate securities, or other short-term securities that are vulnerable to current credit conditions. Lack of liquidity in such investments, or even defaults by issuers of such securities, could restrict the amount of cash available to such portfolio companies. These events could lead to financial losses in our portfolio.

Item 6.	Exhibits

31.01*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harris & Harris Group, Inc.

/s/ Daniel B. Wolfe
By: Daniel B. Wolfe
Chief Financial Officer

/s/ Patricia N. Egan
By: Patricia N. Egan
Chief Accounting Officer
and Vice President

Date: May 8, 2008

EXHIBIT INDEX

Exhibit No.	Description

31.01	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.