Form 10-Q
period 2008-06-30
HARRIS & HARRIS GROUP INC /NY/
filed 2008-08-07
CIK 893739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2008
Common Stock, $0.01 par value per share	25,859,573 shares

Harris & Harris Group, Inc.
Form 10-Q, June 30, 2008

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

On May 30, 2008, we received SEC certification for 2007, permitting us to qualify for RIC treatment for 2007 (as we had for the years 1999 through 2006) pursuant to Section 851(e) of the Code. Although the SEC certification for 2007 was issued, there can be no assurance that we will qualify for or receive such certification for subsequent years (to the extent we need additional certification as a result of changes in our portfolio) or that we will actually qualify for Subchapter M treatment in subsequent years. In 2007, we qualified for RIC treatment even without certification. In addition, under certain circumstances, even if we qualified for Subchapter M treatment in a given year, we might take action in a subsequent year to ensure that we would be taxed in that subsequent year as a C Corporation, rather than as a RIC. Because Subchapter M does not permit deduction of operating expenses against long-term capital gains, it is not clear that the Company and its shareholders have paid less taxes since 1999 than they would have paid had the Company remained a C Corporation.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2008	December 31, 2007
	(Unaudited)

ASSETS

Investments, in portfolio securities at value (cost: $88,459,760 and $82,677,528, respectively)	$92,335,524	$78,110,384
Investments, in U.S. Treasury obligations at value (cost: $60,984,874 and $59,552,933, respectively)	61,425,025	60,193,593
Cash and cash equivalents	688,119	330,009
Restricted funds (Note 9)	53,871	2,667,020
Receivable from portfolio company	21,500	524
Interest receivable	573,686	647,337
Prepaid expenses	263,363	488,667
Other assets	425,895	455,798
Total assets	$155,786,983	$142,893,332

LIABILITIES & NET ASSETS

Accounts payable and accrued liabilities (Note 9)	$1,996,853	$4,515,463
Deferred rent	11,290	14,525
Total liabilities	2,008,143	4,529,988

Net assets	$153,778,840	$138,363,344

Net assets are comprised of: Preferred stock, $0.10 par value, 2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares authorized at 6/30/08 and 12/31/07; 27,688,313 issued at 6/30/08 and 25,143,313 issued at 12/31/07	276,884	251,434
Additional paid in capital (Note 7)	178,252,063	160,927,691
Accumulated net realized loss	(25,660,491)	(15,483,766)
Accumulated unrealized appreciation (depreciation) of investments	4,315,915	(3,926,484)
Treasury stock, at cost (1,828,740 shares at 6/30/08 and 12/31/07)	(3,405,531)	(3,405,531)

Net assets	$153,778,840	$138,363,344

Shares outstanding	25,859,573	23,314,573

Net asset value per outstanding share	$5.95	$5.93

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Investment income:
Interest from:
Fixed-income securities	$464,456	$637,701	$1,040,758	$1,290,199
Miscellaneous income	3,169	0	3,169	0
Total investment income	467,625	637,701	1,043,927	1,290,199

Expenses:
Salaries, benefits and stock-based compensation (Note 5)	2,461,802	2,644,284	4,895,097	5,179,050
Administration and operations	283,361	357,178	585,216	738,043
Professional fees	201,866	335,067	340,098	517,262
Rent	59,748	58,813	117,602	118,320
Directors’ fees and expenses	79,169	112,157	184,315	253,353
Depreciation	13,819	15,908	27,804	31,221
Custodian fees	6,143	5,961	12,696	11,735
Total expenses	3,105,908	3,529,368	6,162,828	6,848,984

Net operating loss	(2,638,283)	(2,891,667)	(5,118,901)	(5,558,785)

Net realized gain (loss) from investments:
Realized gain (loss) from investments	3,912	(8,213)	(5,010,958)	(8,887)
Income tax expense (Note 6)	668	0	46,866	84,905
Net realized gain (loss) from investments	3,244	(8,213)	(5,057,824)	(93,792)

Net decrease (increase) in unrealized depreciation on investments:
Change as a result of investment sales	0	0	5,014,653	0
Change on investments held	3, 989,748	(1,193,764)	3,227,746	(4,831,227)
Net decrease (increase) in unrealized
depreciation on investments	3, 989,748	(1,193,764)	8,242,399	(4,831,227)

Net increase (decrease) in net assets resulting from operations	$1,354,709	$(4,093,644)	$(1,934,326)	$(10,483,804)

Per average basic and diluted outstanding share	$0.06	$(0.19)	$(0.08)	$(0.49)

Average outstanding shares	23,622,210	21,721,591	23,468,392	21,500,810

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007

Cash flows used in operating activities:
Net decrease in net assets resulting from operations	$(1,934,326)	$(10,483,804)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net realized and unrealized (gain) loss on investments	(3,231,441)	4,840,114
Depreciation of fixed assets and amortization of premium
or discount on U.S. government securities	82,877	89,891
Stock-based compensation expense	2,966,325	3,422,637

Changes in assets and liabilities:
Restricted funds	2,613,149	(175,533)
Receivable from portfolio company	(20,976)	0
Receivable from broker	0	668,340
Interest receivable	73,651	40,216
Prepaid expenses	225,304	(294,798)
Other assets	3,894	20,647
Accounts payable and accrued liabilities	(2,518,610)	228,888
Accrued profit sharing	0	(261,661)
Deferred rent	(3,235)	(3,401)

Net cash used in operating activities	(1,743,388)	(1,908,464)

Cash flows from investing activities:
Purchase of short and long-term investments and marketable securities	(66,940,804)	(27,600,155)
Sale of short and long-term investments and
marketable securities	65,395,679	18,353,983
Investment in private placements and loans	(10,847,095)	(10,043,027)
Proceeds from sale of investments	112,234	0
Purchase of fixed assets	(2,013)	(13,804)

Net cash provided by (used in) investing activities	(12,281,999)	(19,303,003)

Cash flows from financing activities:
Proceeds from stock option exercises (Note 5)	0	8,360,029
Proceeds from stock offering (Note 7)	14,383,497	12,993,168

Net cash provided by financing activities	14,383,497	21,353,197

Net increase (decrease) in cash and cash equivalents:
Cash and cash equivalents at beginning of the period	330,009	2,071,788
Cash and cash equivalents at end of the period	688,119	2,213,518

Net increase (decrease) in cash and cash equivalents	$358,110	$141,730

Supplemental disclosures of cash flow information:
Income taxes paid	$46,325	$84,706

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended	Year Ended
	June 30, 2008	December 31, 2007
	(Unaudited)

Changes in net assets from operations:

Net operating loss	$(5,118,901)	$(11,827,543)
Net realized (loss) gain on investments	(5,057,824)	30,162
Net decrease in unrealized depreciation on investments sold	5,014,653	0
Net decrease in unrealized depreciation on investments held	3,227,746	5,080,936

Net decrease in net assets resulting from operations	(1,934,326)	(6,716,445)

Changes in net assets from capital stock transactions:

Issuance of common stock upon the exercise of stock options	0	9,996
Issuance of common stock on offering	25,450	13,000
Additional paid-in capital on common stock issued	14,358,047	23,075,683
Stock-based compensation expense	2,966,325	8,050,807

Net increase in net assets resulting from capital stock transactions	17,349,822	31,149,486

Net increase in net assets	15,415,496	24,433,041

Net assets:

Beginning of the period	138,363,344	113,930,303

End of the period	$153,778,840	$138,363,344

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2008 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Unaffiliated Companies (2)(3) – 13.18% of net assets at value

Private Placement Portfolio (Illiquid) – 13.18% of net assets at value

BioVex Group, Inc. (4)(5)(6)(7) — Developing novel biologics for treatment of cancer and infectious disease
Series E Convertible Preferred Stock	(M)	2,799,552	$2,500,000

Exponential Business Development Company (4)(5) — Venture capital partnership focused on early stage companies
Limited Partnership Interest	(M)	1	2,219

Molecular Imprints, Inc. (4)(5) — Manufacturing nanoimprint lithography capital equipment
Series B Convertible Preferred Stock	(M)	1,333,333	2,173,333
Series C Convertible Preferred Stock	(M)	1,250,000	2,037,500
Warrants at $2.00 expiring 12/31/11	( I )	125,000	117,250
			4,328,083

Nanosys, Inc. (4)(5)(6) — Developing zero and one-dimensional inorganic nanometer-scale materials and devices
Series C Convertible Preferred Stock	(M)	803,428	2,370,113
Series D Convertible Preferred Stock	(M)	1,016,950	3,000,003
			5,370,116

Nantero, Inc. (4)(5)(6) — Developing a high-density, nonvolatile, random access memory chip, enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)	345,070	1,046,908
Series B Convertible Preferred Stock	(M)	207,051	628,172
Series C Convertible Preferred Stock	(M)	188,315	571,329
			2,246,409

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2008 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Unaffiliated Companies (2) (3) – 13.18% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) – 13.18% of net assets at value (cont.)

NeoPhotonics Corporation (4)(5) — Developing and manufacturing optical devices and components
Common Stock	(M)	716,195	$93,106
Series 1 Convertible Preferred Stock	(M)	1,831,256	919,989
Series 2 Convertible Preferred Stock	(M)	741,898	456,710
Series 3 Convertible Preferred Stock	(M)	2,750,000	2,750,000
Series X Convertible Preferred Stock	(M)	2,000	400,000
Warrants at $0.15 expiring 01/26/10	( I )	16,364	785
Warrants at $0.15 expiring 12/05/10	( I )	14,063	675
			4,621,265

Polatis, Inc. (4)(5)(6)(8) — Developing MEMS-based optical networking components
Series A-1 Convertible Preferred Stock	(M)	16,775	0
Series A-2 Convertible Preferred Stock	(M)	71,611	132,653
Series A-4 Convertible Preferred Stock	(M)	4,774	8,768
Series A-5 Convertible Preferred Stock	(M)	16,438	135,105
			276,526

PolyRemedy, Inc. (4)(5)(6)(9) —Developing a robotic manufacturing platform for wound treatment patches
Series B-1 Convertible Preferred Stock	(M)	287,647	244,500

Starfire Systems, Inc. (4)(5)(6) — Producing ceramic-forming polymers
Common Stock	(M)	375,000	90,000
Series A-1 Convertible Preferred Stock	(M)	600,000	600,000
			690,000

Total Unaffiliated Private Placement Portfolio (cost: $21,879,892)			$20,279,118

Total Investments in Unaffiliated Companies (cost: $21,879,892)			$20,279,118

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2008 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2) (10) – 42.69% of net assets at value

Private Placement Portfolio (Illiquid) – 42.69% of net assets at value

Adesto Technologies Corporation (4)(5)(6) — Developing semiconductor-related products enabled at the nanoscale
Series A Convertible Preferred Stock	(M)	6,547,619	$2,200,000

Ancora Pharmaceuticals, Inc. (4)(5)(6) — Developing synthetic carbohydrates for pharmaceutical applications
Series B Convertible Preferred Stock	(M)	1,663,808	1,600,000

BridgeLux, Inc. (4)(5)(11) — Manufacturing high-power light emitting diodes
Series B Convertible Preferred Stock	(M)	1,861,504	2,792,256
Series C Convertible Preferred Stock	(M)	2,130,699	3,196,050
Series D Convertible Preferred Stock	(M)	666,667	1,000,001
Warrants at $0.7136 expiring 02/02/17	( I )	98,340	137,774
Warrants at $0.7136 expiring 04/26/17	( I )	65,560	92,177
			7,218,258

Cambrios Technologies Corporation (4)(5)(6) — Developing nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock	(M)	1,294,025	1,294,025
Series C Convertible Preferred Stock	(M)	1,300,000	1,300,000
			2,594,025

CFX Battery, Inc. (4)(5)(6)(12) — Developing batteries using nanostructured materials
Series A Convertible Preferred Stock	(M)	1,208,262	946,528

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2008 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(10) – 42.69% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) – 42.69% of net assets at value (cont.)

Crystal IS, Inc. (4)(5)(6) — Developing single-crystal aluminum nitride substrates for optoelectronic devices
Series A Convertible Preferred Stock	(M)	391,571	$305,425
Series A-1 Convertible Preferred Stock	(M)	1,300,376	1,014,294
Warrants at $0.78 expiring 05/05/13	(I)	15,231	9,276
Warrants at $0.78 expiring 05/12/13	(I)	2,350	1,431
Warrants at $0.78 expiring 08/08/13	(I)	4,396	2,717
			1,333,143

CSwitch Corporation (4)(5)(6)(13) — Developing next-generation, system-on-a-chip solutions for communications-based platforms
Series A-1 Convertible Preferred Stock	(M)	6,863,118	3,431,559
Unsecured Convertible Bridge Note (including interest)	(M)	$1,516,673	1,550,619
			4,982,178

D-Wave Systems, Inc. (4)(5)(6)(14) — Developing high- performance quantum computing systems
Series B Convertible Preferred Stock	(M)	2,000,000	2,179,676
Series C Convertible Preferred Stock	(M)	678,264	739,198
			2,918,874

Ensemble Discovery Corporation (4)(5)(6) — Developing DNA Programmed Chemistry for the discovery of new classes of therapeutics and bioassays
Series B Convertible Preferred Stock	(M)	1,449,275	2,000,000

Innovalight, Inc. (4)(5)(6) — Developing solar power products enabled by silicon-based nanomaterials
Series B Convertible Preferred Stock	(M)	16,666,666	5,718,216
Series C Convertible Preferred Stock	(M)	5,810,577	1,993,568
			7,711,784

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2008 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(10) – 42.69% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) – 42.69% of net assets at value (cont.)

Kereos, Inc. (4)(5)(6) — Developing emulsion-based imaging agents and targeted therapeutics to image and treat cancer and cardiovascular disease
Series B Convertible Preferred Stock	(M)	545,456	$90,371

Kovio, Inc. (4)(5)(6) — Developing semiconductor products using printed electronics and thin-film technologies
Series C Convertible Preferred Stock	(M)	2,500,000	3,125,000
Series D Convertible Preferred Stock	(M)	800,000	1,000,000
			4,125,000

Mersana Therapeutics, Inc. (4)(5)(6)(15) — Developing advanced polymers for drug delivery
Series A Convertible Preferred Stock	(M)	68,451	136,902
Series B Convertible Preferred Stock	(M)	866,500	1,733,000
Warrants at $2.00 expiring 10/21/10	(I)	91,625	109,309
			1,979,211

Metabolon, Inc. (4)(5)(6) — Discovering biomarkers through the use of metabolomics
Series B Convertible Preferred Stock	(M)	2,173,913	1,765,535
Series B-1 Convertible Preferred Stock	(M)	869,565	706,214
Warrants at $1.15 expiring 3/25/15	(I)	434,783	291,739
			2,763,488

NanoGram Corporation (4)(5)(6) — Developing a broad suite of intellectual property utilizing nanoscale materials
Series I Convertible Preferred Stock	(M)	63,210	124,524
Series II Convertible Preferred Stock	(M)	1,250,904	2,464,281
Series III Convertible Preferred Stock	(M)	1,242,144	2,447,024
Series IV Convertible Preferred Stock	(M)	432,179	851,393
			5,887,222

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2008 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(10) – 42.69% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) – 42.69% of net assets at value (cont.)

Nanomix, Inc. (4)(5)(6) — Producing nanoelectronic sensors that integrate carbon nanotube electronics with silicon microstructures
Series C Convertible Preferred Stock	(M)	977,917	$235,683
Series D Convertible Preferred Stock	(M)	6,802,397	485,457
			721,140

Nextreme Thermal Solutions, Inc. (4)(5)(6) — Developing thin-film thermoelectric devices for cooling and energy conversion
Series A Convertible Preferred Stock	(M)	1,750,000	1,750,000
Unsecured Convertible Bridge Note (including interest)	(M)	$777,580	783,928
			2,533,928

Questech Corporation (4)(5) — Manufacturing and marketing proprietary metal and stone decorative tiles
Common Stock	(M)	655,454	139,208
Warrants at $1.50 expiring 11/19/08	(I)	5,000	0
Warrants at $1.50 expiring 11/19/09	(I)	5,000	70
			139,278

Siluria Technologies, Inc. (4)(5)(6) — Developing next-generation nanomaterials
Series S-2 Convertible Preferred Stock	(M)	482,218	160,723

Solazyme, Inc. (4)(5)(6) — Developing algal biodiesel, industrial chemicals and special ingredients based on synthetic biology
Series A Convertible Preferred Stock	(M)	988,204	4,994,383
Series B Convertible Preferred Stock	(M)	495,246	2,502,973
Unsecured Convertible Bridge Note (including interest)	(M)	$2,000,000	2,245,685
			9,743,041

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2008 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(10) – 42.69% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) – 42.69% of net assets at value (cont.)

Xradia, Inc. (4)(5) — Designing, manufacturing and selling ultra-high resolution 3D x-ray microscopes and fluorescence imaging systems
Series D Convertible Preferred Stock	(M)	3,121,099	$4,000,000

Zia Laser, Inc. (4)(5)(16) — Developed quantum dot semiconductor lasers
Series C Convertible Preferred Stock	(M)	1,500,000	0

Total Non-Controlled Private Placement Portfolio (cost: $57,591,270)			$65,648,192

Total Investments in Non-Controlled Affiliated Companies (cost: $57,591,270)			$65,648,192

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2008 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Controlled Affiliated Companies (2)(17) – 4.17% of net assets at value

Private Placement Portfolio (Illiquid) – 4.17% of net assets at value

Evolved Nanomaterial Sciences, Inc. (4)(5)(18) — Developed nanoscale-enhanced approaches for the resolution of chiral molecules
Series A Convertible Preferred Stock	(M)	5,870,021	$0

Laser Light Engines, Inc. (4)(5)(6)(9) — Manufacturing solid-state light sources for digital cinema and large venue projection displays
Series A Convertible Preferred Stock	(M)	7,499,062	2,000,000

Phoenix Molecular Corporation (4)(5)(6) — Developing technology to enable the separation of difficult-to-separate materials
Common Stock	(M)	1,000	10
Unsecured Convertible Bridge Note (including interest)	(M)	$100,000	103,588
			103,598

SiOnyx, Inc. (4)(5)(6) — Developing silicon-based optoelectronic products enabled by its proprietary "Black Silicon"
Series A Convertible Preferred Stock	(M)	233,499	135,686
Series A-1 Convertible Preferred Stock	(M)	2,966,667	1,723,930
Series A-2 Convertible Preferred Stock	(M)	4,207,537	2,445,000
			4,304,616

Total Controlled Private Placement Portfolio (cost: $8,988,598)			$6,408,214

Total Investments in Controlled Affiliated Companies (cost: $8,988,598)			$6,408,214

Total Private Placement Portfolio (cost: $88,459,760)			$92,335,524

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2008 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

U.S. Government and Agency Securities (19) - 39.95% of net assets at value

U.S. Treasury Bill — due date 07/24/08	(M)	$7,100,000	$7,093,184
U.S. Treasury Notes — due date 09/15/08, coupon 3.125%	(M)	4,775,000	4,787,702
U.S. Treasury Notes — due date 01/15/09, coupon 3.25%	(M)	3,000,000	3,019,920
U.S. Treasury Notes — due date 02/15/09, coupon 4.50%	(M)	5,100,000	5,169,309
U.S. Treasury Notes — due date 04/15/09, coupon 3.125%	(M)	3,000,000	3,018,060
U.S. Treasury Notes — due date 07/15/09, coupon 3.625%	(M)	3,000,000	3,040,080
U.S. Treasury Notes — due date 10/15/09, coupon 3.375%	(M)	3,000,000	3,040,560
U.S. Treasury Notes — due date 01/15/10, coupon 3.625%	(M)	3,000,000	3,056,730
U.S. Treasury Notes — due date 04/15/10, coupon 4.00%	(M)	3,000,000	3,076,410
U.S. Treasury Notes — due date 06/30/10, coupon 2.875%	(M)	1,250,000	1,256,150
U.S. Treasury Notes — due date 07/15/10, coupon 3.875%	(M)	3,000,000	3,075,480
U.S. Treasury Notes — due date 09/15/10, coupon 3.875%	(M)	2,000,000	2,051,880
U.S. Treasury Notes — due date 10/15/10, coupon 4.25%	(M)	2,000,000	2,070,780
U.S. Treasury Notes — due date 12/15/10, coupon 4.375%	(M)	2,000,000	2,077,040
U.S. Treasury Notes — due date 03/31/11, coupon 4.750%	(M)	2,000,000	2,098,600
U.S. Treasury Notes — due date 06/30/11, coupon 5.125%	(M)	2,000,000	2,125,620
U.S. Treasury Notes — due date 09/30/11, coupon 4.500%	(M)	2,000,000	2,090,320
U.S. Treasury Notes — due date 12/31/11, coupon 4.625%	(M)	2,000,000	2,101,260
U.S. Treasury Notes — due date 10/31/12, coupon 3.875%	(M)	2,000,000	2,050,940
U.S. Treasury Notes — due date 02/15/13, coupon 3.875%	(M)	5,000,000	5,125,000

Total Investments in U.S. Government and Agency Securities (cost: $60,984,874)			$61,425,025

Total Investments (cost: $149,444,634)			$153,760,549

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2008 (Unaudited)

Notes to Consolidated Schedule of Investments

(1)	See Footnote to Consolidated Schedule of Investments on page 17 for a description of the Valuation Procedures.

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

(3)
The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $21,879,892. The gross unrealized appreciation based on the tax cost for these securities is $1,732,194. The gross unrealized depreciation based on the tax cost for these securities is $3,332,968.

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

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2008 (Unaudited)

(10)
The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $57,591,270. The gross unrealized appreciation based on the tax cost for these securities is $17,069,201. The gross unrealized depreciation based on the tax cost for these securities is $9,012,279.

(11)	BridgeLux, Inc., was previously named eLite Optoelectronics, Inc.

(12)	On February 28, 2008, Lifco, Inc., merged with CFX Battery, Inc. The surviving entity is CFX Battery, Inc.

(13)
With our investments in secured convertible bridge notes issued by CSwitch, we received two warrants to purchase a number of shares of the class of stock sold in the next financing of CSwitch equal to $529,322 and $985,835, respectively, the principal of the notes, divided by the lowest price per share of the class of stock sold in the next financing of CSwitch.  The ability to exercise these warrants is, therefore, contingent on CSwitch completing successfully a subsequent round of financing.  The warrants will expire five years from the date of the close of the next round of financing.  The cost basis of these warrants is $529 and $986, respectively.

(14)
D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave Systems, Inc., through D-Wave USA, a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. See "Note 3. Summary of Significant Accounting Policies."

(15)	Mersana Therapeutics, Inc., was previously named Nanopharma Corp.

(16)
On November 30, 2006, the assets of Zia Laser, Inc., were acquired by Innolume Inc., in exchange for shares of Innolume, Inc. On July 1, 2008, Innolume repurchased these shares for $122,000. The Company received its pro rata portion of this amount, which was $21,500.

(17)
The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $8,988,598. The gross unrealized appreciation based on the tax cost for these securities is $219,616. The gross unrealized depreciation based on the tax cost for these securities is $2,800,000.

(18)
On September 30, 2007, Evolved Nanomaterial Sciences, Inc., filed for Chapter 7 bankruptcy. On July 9, 2008, the bankruptcy trustee sold the intellectual property assets of Evolved Nanomaterial Sciences, Inc., for a sum that was substantially less than the liabilities of the company. Harris & Harris Group, therefore, does not expect to receive any cash from the proceeds of this sale.

(19)
The aggregate cost for federal income tax purposes of our U.S. government securities is $60,984,874. The gross unrealized appreciation on the tax cost for these securities is $657,153. The gross unrealized depreciation on the tax cost of these securities is $217,002.

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

II. Approaches to Determining Fair Value

Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," ("SFAS No. 157") defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In effect, SFAS No. 157 applies fair value terminology to all valuations, whereas the 1940 Act applies market value terminology to readily marketable assets and fair value terminology to other assets.

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

III. Investment Categories

The Company’s investments can be classified into five broad categories for valuation purposes:

•	Equity-related securities;
•	Long-term fixed-income securities;
•	Short-term fixed-income securities;
•	All other securities; and
•	Investments in intellectual property, patents, research and development in technology or product development.

The Company applies the methods for determining fair value discussed above to the valuation of investments in each of these five broad categories as follows:

A. EQUITY-RELATED SECURITIES

Equity-related securities, including warrants, are fair valued using the market or income approaches. The following factors may be considered when the market approach is used to fair value these types of securities:

•	Readily available public market quotations;

•	The cost of the Company’s investment;

•	Transactions in a company's securities or unconditional firm offers by responsible parties as a factor in determining valuation;

•	The financial condition and operating results of the company;

•	The long-term potential of the business and technology of the company;

•	The values of similar securities issued by companies in similar businesses;

•	Multiples to revenue, net income or EBITDA that similar securities issued by companies in similar businesses receive;

•	The proportion of the company's securities we own and the nature of any rights to require the company to register restricted securities under applicable securities laws; and

•	The rights and preferences of the class of securities we own as compared with other classes of securities the portfolio company has issued.

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

C. SHORT-TERM FIXED-INCOME SECURITIES

Short-term fixed-income securities are valued using the market approach in the same manner as long-term fixed-income securities until the remaining maturity is 60 days or less, after which time such securities may be valued at amortized cost if there is no concern over payment at maturity.

D. ALL OTHER SECURITIES

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

E. INVESTMENTS IN INTELLECTUAL PROPERTY, PATENTS, RESEARCH AND DEVELOPMENT IN TECHNOLOGY OR PRODUCT DEVELOPMENT

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

Harris & Harris Enterprises, Inc.,SM is a 100 percent wholly owned subsidiary of the Company. Harris & Harris Enterprises, Inc., is a partner in Harris Partners I, L.P.,SM and is taxed under Subchapter C of the Code (a “C Corporation”). Harris Partners I, L.P, is a limited partnership and is used to hold certain interests in portfolio companies. The partners of Harris Partners I, L.P., are Harris & Harris Enterprises, Inc., (sole general partner) and Harris & Harris Group, Inc., (sole limited partner). Harris & Harris Enterprises, Inc., pays taxes on any non-passive investment income generated by Harris Partners I, L.P. For the period ended June 30, 2008, there was no non-passive investment income. The Company consolidates the results of its subsidiaries for financial reporting purposes.

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

Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities as of June 30, 2008, and December 31, 2007, and the reported amounts of revenues and expenses for the three months and six months ended June 30, 2008, and 2007. Actual results could differ from these estimates, and the differences could be material. The most significant estimates relate to the fair valuations of certain of our investments.

Cash and Cash Equivalents. Cash and cash equivalents includes demand deposits and money market instruments with maturities of less than three months. Cash and cash equivalents are carried at cost which approximates value.

Portfolio Investment Valuations. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the SEC. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") At June 30, 2008, our financial statements include private venture capital investments valued at $92,335,524, the fair values of which were determined in good faith by, or under the direction, of the Board of Directors. Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company would resolve any inconsistencies between Section 2(a)(41) of the 1940 Act and SFAS No. 157 in accordance with the requirements of Section 2(a)(41). The adoption of SFAS No. 157 did not have a material impact on the fair value measurements of the Company's investments.

Foreign Currency Translation. The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. For the six months ended June 30, 2008, included in the net decrease in unrealized depreciation on investments was a $57,229 loss resulting from foreign currency translation.

Securities Transactions. Securities transactions are accounted for on the date the transaction for the purchase or sale of the securities is entered into by the Company (i.e., trade date).

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

Property and Equipment. Property and equipment are included in "Other Assets" and are carried at cost, less accumulated depreciation of $364,152. Depreciation is provided using the straight-line method over the estimated useful lives of the premises and equipment.

Concentration of Credit Risk. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

NOTE 4. FAIR VALUE MEASUREMENTS

At June 30, 2008, our financial assets were categorized as follows in the fair value hierarchy for SFAS No. 157 purposes:

		Fair Value Measurement at Reporting Date Using:

Description	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government Securities	$61,425,025	$0	$61,425,025	$0

Portfolio Companies	$92,335,524	$0	$0	$92,335,524

Total	$153,760,549	$0	$61,425,025	$92,335,524

The following chart shows the components of change in the financial assets categorized as Level 3, for the three months ended June 30, 2008.

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)

Portfolio Companies

Beginning Balance, April 1, 2008	$83,097,863

Total realized losses included in changes in net assets	0
Total unrealized gains included in changes in net assets	4,791,705
Purchases and interest on bridge notes	4,467,456
Disposals	(21,500)
Ending Balance, June 30, 2008	$92,335,524

The amount of total gains for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$4,791,705

The following chart shows the components of change in the financial assets categorized as Level 3, for the six months ended June 30, 2008.

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)

Portfolio Companies

Beginning Balance, January 1, 2008	$78,110,384

Total realized losses included in changes in net assets	(5,014,653)
Total unrealized gains included in changes in net assets	8,442,908
Purchases and interest on bridge notes	10,924,099
Disposals	(127,214)
Ending Balance, June 30, 2008	$92,335,524

The amount of total gains for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$3,428,255

NOTE 5. STOCK-BASED COMPENSATION

On March 23, 2006, the Board of Directors of the Company voted to terminate the Employee Profit-Sharing Plan and to establish the Harris & Harris Group, Inc. 2006 Equity Incentive Plan (the "Stock Plan"), subject to shareholder approval. This proposal was approved at the May 4, 2006, Annual Meeting of Shareholders. The Stock Plan provides for the grant of equity-based awards of stock options to our officers, employees and directors (subject to receipt of an exemptive order described below) and restricted stock (subject to receipt of an exemptive order described below) to our officers and employees who are selected by our Compensation Committee for participation in the plan and subject to compliance with the 1940 Act.

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

On March 19, 2008, the Compensation Committee of the Board of Directors and the full Board of Directors of the Company approved a grant of individual Non-Qualified Stock Option ("NQSO") awards for certain officers and employees of the Company. The terms and conditions of the stock options granted were set forth in award agreements between the Company and each award recipient entered into on that date. Options to purchase a total of 348,032 shares of stock were granted with vesting periods ranging from March 2009 to March 2012 and with an exercise price of $6.18, which was the closing volume weighted average price of our shares of common stock on March 19, 2008. Upon exercise, the shares would be issued from our previously authorized but unissued shares.

The Company accounts for the Stock Plan in accordance with the provisions of SFAS No. 123(R), which requires that we determine the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, and record these amounts as an expense in the Statement of Operations over the vesting period with a corresponding increase to our additional paid-in capital. At June 30, 2008 and December 31, 2007, the increase to our operating expenses was offset by the increase to our additional paid-in capital, resulting in no net impact to our net asset value. Additionally, the Company does not record the tax benefits associated with the expensing of stock options, because the Company currently intends to qualify as a RIC under Subchapter M of the Code.

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

The expected dividend yield assumption is traditionally calculated based on a company's historical dividend yield. An increase to the expected dividend yield results in a decrease in the fair value of option and resulting compensation cost. Although the Company has declared deemed dividends in previous years, most recently in 2005, the amounts and timing of any future dividends cannot be reasonably estimated. Therefore, for purposes of calculating fair value, the Company has assumed an expected dividend yield of zero percent.

The risk-free interest rate assumptions are based on the annual yield on the measurement date of a zero-coupon U.S. Treasury bond the maturity of which equals the option’s expected term. Higher assumed interest rates yield higher fair values.

The amount of non-cash, stock-based compensation expense recognized in the Consolidated Statements of Operations is based on the fair value of the awards the Company expects to vest, recognized over the vesting period on a straight-line basis for each award, and adjusted for actual options vested and pre-vesting forfeitures. The forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate and is accounted for in the current period and prospectively.

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

For the three months and six months ended June 30, 2008, the Company recognized $1,499,345 and $2,966,325 of compensation expense in the Consolidated Statements of Operations. As of June 30, 2008, there was approximately $6,264,749 of unrecognized compensation cost related to unvested stock option awards. This cost is expected to be recognized over a weighted-average period of approximately two years.

For the three months and six months ended June 30, 2008, no stock options were exercised.

For the three months and six months ended June 30, 2008, the calculation of the net decrease in net assets resulting from operations per share excludes the stock options because such options were anti-dilutive. The options may be dilutive in future periods in which there is a net increase in net assets resulting from operations, in the event that there is a significant increase in the average stock price in the stock market or in the event of significant decreases in the amount of unrecognized compensation cost.

A summary of the changes in outstanding stock options is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value

Options Outstanding at January 1, 2008	3,967,744	$ 10.54	$ 4.77

Granted	348,032	$ 6.18	$ 3.45	9.50

Exercised	0	$ 0	$ 0

Forfeited or Expired	(451,898).	$ 10.12	$ 2.63

Options Outstanding at June 30, 2008	3,863,878	$ 10.20	$ 4.90	5.05	$ 0

Options Exercisable at June 30, 2008	1,773,733	$ 10.43	$ 5.33	5.14	$ 0

Options Exercisable and Expected to be Exercisable at June 30, 2008	3,793,030	$ 10.19	$ 4.86	4.99	$ 0

The aggregate intrinsic value in the table above with respect to options outstanding, exercisable and expected to be exercisable, is calculated as the difference between the Company's closing stock price of $6.00 on the last trading day of the second quarter of 2008 and the exercise price, multiplied by the number of in-the-money options. This represents the total pre-tax intrinsic value that would have been received by the option holders had all options been fully vested and all option holders exercised their awards on June 30, 2008.

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

In the case of a RIC which furnishes capital to development corporations, there is an exception to the rule relating to the diversification of investments required to qualify for RIC treatment. This exception is available only to registered management investment companies which the SEC determines to be principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available ("SEC Certification"). We have received SEC Certification since 1999, including for 2007, but it is possible that we may not receive SEC Certification in future years.

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

For the six months ended June 30, 2008, we paid $15,798 in federal, state and local income taxes. During the second quarter of 2008, we paid $0 in federal, state and local income taxes. At June 30, 2008, we had $0 accrued for federal, state and local taxes payable by the Company.

We pay federal, state and local taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is taxed as a C Corporation. For the three months ended June 30, 2008, and 2007, our income tax expense (benefit) for Harris & Harris Enterprises, Inc., was $668 and $0, respectively. For the six months ended June 30, 2008, and 2007, our income tax expense (benefit) for Harris & Harris Enterprises, Inc., was $31,068 and $0, respectively.

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

On June 20, 2008, we completed the sale of 2,545,000 shares of our common stock for gross proceeds of $15,651,750; net proceeds of this offering, after placement agent fees and offering costs of $1,268,253, were $14,383,497.

NOTE 8. CHANGE IN NET ASSETS PER SHARE

The following table sets forth the computation of basic and diluted per share net increases in net assets resulting from operations for the three and six months ended June 30, 2008, and June 30, 2007.

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2008	2007	2008	2007
Numerator for increase (decrease) in net assets per share	$1,354,709	$(4,093,644)	$(1,934,326)	$(10,483,804)

Denominator for basic and diluted weighted average shares	23,622,210	21,721,591	23,468,392	21,500,810

Basic and diluted net increase (decrease) in net assets per share resulting from operations	$0.06	$(0.19)	$(0.08)	$(0.49)

NOTE 9. EMPLOYEE BENEFITS

We have established a rabbi trust for the purpose of accumulating funds to satisfy the obligations incurred by us under Mr. Harris's Supplemental Executive Retirement Plan ("SERP"), which amounted to $53,871 and $2,667,020 at June 30, 2008, and December 31, 2007, respectively, and is included in accounts payable and accrued liabilities. The restricted funds for the SERP Account totaled $53,871 and $2,667,020 at June 30, 2008, and December 31, 2007, respectively. Mr. Harris's rights to benefits pursuant to this SERP will be no greater than those of a general creditor of us.

During the three months ended June 30, 2008, Mr. Harris received a $2,889,717 distribution from the SERP Account. Any subsequent balance of the SERP Account will be paid on July 31, 2009.

NOTE 10. COMMITMENTS AND CONTINGENCIES

We may have a contingent liability arising out of a possible violation of Section 5 of the Securities Act of 1933 (the "Securities Act") in connection with the distribution of a management presentation to prospective purchasers of our common stock.  After effectiveness of the registration statement with respect to the shares of common stock sold in the offering that closed on June 20, 2008, our placement agent electronically mailed to certain potential purchasers of our common stock in the offering a copy of the management presentation used in connection with the offering.  This mailing may have constituted a prospectus that did not meet the requirements of the Securities Act, in which case the mailing may have caused us to violate Section 5 of the Securities Act.  If the mailing were held by a court to be in violation of Section 5 of the Securities Act, we believe that purchasers in the offering who received the mailing from the placement agent may have the right, for a period of one year from the date of their purchase of the common stock, to bring an action for rescission of their purchase of common stock.  We cannot assure you, however, that this right would be limited to those purchasers.  If successful in such action, such investors could require us to repurchase the shares sold to purchasers in this offering at the original purchase price, plus statutory interest from the date of purchase. The placement agent has agreed to indemnify us for losses that we may incur as a result of the electronic mailing of the management presentation used in connection with the offering to potential purchasers in the offering.

NOTE 11. SUBSEQUENT EVENTS

On July 25, 2008, we made an $800,000 follow-on investment in Nextreme Thermal Solutions, Inc.

On July 31, 2008, we made a $1,000,000 follow-on investment in a privately held tiny technology portfolio company.

On August 5, 2008, we made a $200,000 follow-on investment in a privately held tiny technology portfolio company.

HARRIS & HARRIS GROUP, INC. FINANCIAL HIGHLIGHTS (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007

Per Share Operating Performance
Net asset value per share, beginning of period	$5.86	$5.27	$5.93	$5.42

Net operating (loss)*	(0.13)	(0.13)	(0.23)	(0.26)
Net realized income (loss) on investments*	(0.00)	(0.00)	(0.22)	(0.00)
Net (increase) decrease in unrealized depreciation as a result of sales*	(0.00)	(0.00)	0.21	(0.00)
Net (increase) decrease in unrealized depreciation on investments held*	0.17	(0.06)	0.14	(0.23)
Total from investment operations*	0.04	(0.19)	(0.10)	(0.49)

Net increase as a result of stock-based compensation expense	0.06	0.08	0.13	0.16
Net increase as a result of net proceeds of stock offering, after expenses	(0.01)	0.26	(0.01)	0.26
Net increase as a result of proceeds from exercise of options	0.00	0.12	0.00	0.19
Total increase from capital stock transactions	0.05	0.46	0.12	0.61

Net asset value per share, end of period	$5.95	$5.54	$5.95	$5.54
Stock price per share, end of period	$6.00	$11.20	$6.00	$11.20
Total return based on stock price (1)	(15.85)%	(13.31)%	(31.74)%	(7.36)%

Supplemental Data:

Net assets, end of period	$153,778,840	$128,222,333	$153,778,840	$128,222,333

Ratio of expenses to average net assets (1)	2.1%	2.9%	4.3%	5.8%

Ratio of net operating (loss) to average net assets (1)	(1.8)%	(2.4)%	(3.6)%	(4.7)%

Cash dividend paid per share	$0	$0	$0	$0

Deemed dividend per share	$0	$0	$0	$0

Number of shares outstanding, end of period	25,859,573	23,141,924	25,859,573	23,141,924

*Based on Average Shares Outstanding
(1) Not annualized

The accompanying notes are an integral part of this schedule.

Item 2.      Management's Discussion and Analysis of Financial Condition
and Results of Operations

The information contained in this section should be read in conjunction with the Company's unaudited June 30, 2008 Consolidated Financial Statements and the Company's audited 2007 Consolidated Financial Statements and notes thereto.

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

Throughout our corporate history, we have made early stage venture capital investments in a variety of industries. We define venture capital investments as investments in start-up firms and small businesses with exceptional growth potential. We have invested a substantial portion of our assets in venture capital investments of private, development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth, have little or no history of operations and are developing unproven technologies. At June 30, 2008, $92,335,524, or 60.04 percent, of our net assets at fair value consisted of private venture capital investments, net of unrealized appreciation of $3,875,764. At December 31, 2007, $78,110,384, or 56.5 percent, of our net assets at fair value consisted of private venture capital investments, net of unrealized depreciation of $4,567,144.

Since our investment in Otisville in 1983 through June 30, 2008, we have made a total of 82 venture capital investments, including four private placement investments in securities of publicly traded companies. We have exited 47 of these 82 investments, realizing total proceeds of $143,895,288 on our invested capital of $56,349,559. As measured from first dollar in to last dollar out, the average and median holding periods for these 47 investments were 3.77 years and 3.20 years, respectively. As measured by the 165 separate rounds of investment within these 47 investments, the average and median holding periods for the 165 separate rounds of investment were 2.93 years and 2.64 years, respectively.

In 1994, we made our first tiny technology investment. From August 2001 through June 30, 2008, all 40 of our initial investments have been in tiny technology. From August 2001 through June 30, 2008, we have invested a total (before any subsequent write-ups, write-downs or dispositions) of $97,482,345 in tiny technology.

We currently have 32 active tiny technology companies in our portfolio, including one tiny technology investment made prior to 2001. At June 30, 2008, from first dollar in, the average and median holding periods for these 32 active tiny technology investments were 3.30 years and 3.12 years, respectively.

In our Form 10-Q for the quarter ended March 31, 2008, we stated, "Two of our portfolio companies have been considering with their advisors the possibility of filing for initial public offerings (IPOs) in 2008. There can be no assurance that either of them will file for an IPO in 2008, and a variety of factors, including stock market and general business conditions, could lead either or both of them to terminate such considerations." In the quarter ended June 30, 2008, there were no venture capital-backed IPOs in the United States. Until stock market conditions for IPOs improve, we believe the likelihood of any of our portfolio companies filing for IPOs has been reduced substantially.

The following is a summary of our initial and follow-on investments in tiny technology from 2001 to the present. We consider a "round led" to be a round where we issued the term sheet, were the new investor or led a set of new investors in an investee company. Typically, but not always, the lead investor negotiates the price and terms of a deal with the investee company.

	2001	2002	2003	2004	2005	2006	2007	YTD 6/30/08

Total Incremental Investments	$489,999	$6,240,118	$3,812,600	$14,837,846	$16,251,339	$24,408,187	$20,595,161	$10,847,095

No. of New Investments	1	7	5	8	4	6	7	2

No. of Follow-On Investment Rounds	0	1	5	21	13	14	20	13

No. of Rounds Led	0	1	0	2	0	7	3	3

Average Dollar Amount – Initial	$489,999	$784,303	$437,156	$911,625	$1,575,000	$2,383,424	$1,086,441	$1,122,250

Average Dollar Amount – Follow-On	N/A	$750,000	$325,364	$359,278	$765,488	$721,974	$649,504	$661,738

We value our private venture capital investments each quarter as determined in good faith by our Valuation Committee, a committee of independent directors, within guidelines established by our Board of Directors in accordance with the 1940 Act. (See "Footnote to Consolidated Schedule of Investments" contained in "Consolidated Financial Statements.")

In the years 2001 through June 30, 2008, the Company recorded the following gross write-ups in privately held securities as a percentage of net assets at the beginning of the year ("BOY"), gross write-downs in privately held securities as a percentage of net assets at the beginning of the year, and net write-ups/(write-downs) in privately held securities as a percentage of net assets at the beginning of the year.

During the six months ended June 30, 2008, the Company also recorded a reversal of unrealized depreciation related to net realized losses of $1,326,072 and $3,688,581 on our investments in Chlorogen, Inc., and NanoOpto Corporation, respectively.

	2001	2002	2003	2004	2005	2006	2007	YTD 6/30/08

Net Asset Value, BOY	$31,833,475	$24,334,770	$27,256,046	$40,682,738	$74,744,799	$117,987,742	$113,930,303	$138,363,344

Gross Write-Downs During Year	$(2,532,730)	$(5,400,005)	$(1,256,102)	$(5,711,229)	$(3,450,236)	$(4,211,323)	$(7,810,794)	$(2,872,436)

Gross Write-Ups During Year	$1,528,866	$285	$847,578	$6,288,397	$23,485,176	$279,363	$11,694,618	$6,300,690

Gross Write-Downs as a Percentage of Net Asset Value, BOY	-7.96%	-22.19%	-4.61%	-14.04%	-4.62%	-3.57%	-6.86%	-2.08%

Gross Write-Ups as a Percentage of Net Asset Value, BOY	4.80%	0.00%	3.11%	15.46%	31.42%	0.24%	10.26%	4.56%

Net Write-Downs/Write-Ups as a Percentage of Net Asset Value, BOY	-3.15%	-22.19%	-1.49%	1.42%	26.8%	-3.33%	3.40%	2.48%

The increase or decrease in the value of our venture capital investments does not affect the day-to-day operations of the Company because we have no debt and fund our venture capital investments and daily operating expenses from interest earned and proceeds from the sales of our investments in U.S. government securities.

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

Results of Operations

Three months ended June 30, 2008, as compared with the three months ended June 30, 2007

In the three months ended June 30, 2008, and June 30, 2007, we had a net increase (decrease) in net assets resulting from operations of $1,354,709 and $(4,093,644), respectively.

Investment Income and Expenses:

We had net operating losses of $2,638,283 and $2,891,667 for the three months ended June 30, 2008, and June 30, 2007, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expenses of $1,499,345 in 2008 and $1,732,456 in 2007 associated with the granting of stock options. During the three months ended June 30, 2008, and 2007, total investment income was $467,625 and $637,701, respectively. During the three months ended June 30, 2008, and 2007, total operating expenses were $3,105,908 and $3,529,368, respectively.

During the three months ended June 30, 2008, as compared with the same period in 2007, investment income decreased owing to a decrease in our average holdings of U.S. government securities. During the three months ended June 30, 2008, our average holdings of such securities were $53,439,644, as compared with $60,364,885 during the three months ended June 30, 2007.

Operating expenses, including non-cash, stock-based compensation expense, were $3,105,908 and $3,529,368 for the three months ended June 30, 2008, and June 30, 2007, respectively. The decrease in operating expenses for the three months ended June 30, 2008, as compared with the three months ended June 30, 2007, was primarily owing to decreases in salaries, benefits and stock-based compensation expense and to decreases in administration and operations expense, professional fees and directors' fees and expenses. Salaries, benefits and stock-based compensation expense decreased by $182,482, or 6.9 percent, through June 30, 2008, as compared with June 30, 2007, primarily as a result of a decrease in non-cash expense of $233,111 associated with the Stock Plan, offset by an increase in salaries and benefits owing to an increase in our head count as compared with that of the same period in 2007. While the non-cash, stock-based compensation expense for the Stock Plan increased our operating expenses by $1,499,345, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value. The non-cash, stock-based compensation expense and corresponding increase to our additional paid-in capital may increase in future quarters. Administration and operations expense decreased by $73,817, or 20.7 percent, through June 30, 2008, as compared with June 30, 2007, primarily as a result of a decrease in our directors' and officers' liability insurance expense and decreases in the cost of the annual report and proxy-related expenses. Professional fees decreased by $133,201, or 39.8 percent, for the three months ended June 30, 2008, as compared with the same period in 2007, primarily as a result of a reduction in the cost of our annual compliance program audit and a reduction in certain legal, accounting and consulting fees.

Realized Income and Losses From Investments:

During the three months ended June 30, 2008, we realized net gains on investments of $3,912, as compared with realized net losses on investments of $8,213 during the three months ended June 30, 2007.

During the three months ended June 30, 2008, we realized net gains of $3,912, consisting primarily of income from our investment in Exponential Business Development Company and realized gains on the sale of U.S. government securities.

During the three months ended June 30, 2007, we realized net losses of $8,213, consisting primarily of realized losses on the sale of U.S. government securities.

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the three months ended June 30, 2008, net unrealized appreciation on total investments increased by $3,989,748, or 1,223.2 percent, from net unrealized appreciation of $326,167 at March 31, 2008, to net unrealized appreciation of $4,315,915 at June 30, 2008. During the three months ended June 30, 2007, net unrealized depreciation on total investments increased by $1,193,764, or 9.44 percent, from net unrealized depreciation of $12,644,883 at March 31, 2007, to net unrealized depreciation of $13,838,647 at June 30, 2007.

During the three months ended June 30, 2008, net unrealized depreciation on our venture capital investments decreased by $4,791,705, from net unrealized depreciation of $915,941 at March 31, 2008, to net unrealized appreciation of $3,875,764 at June 30, 2008, owing primarily to increases in the valuations of our investments in Ancora Pharmaceuticals, Inc., of $152,636, D-Wave Systems, Inc., of $1,892, Nextreme Thermal Solutions, Inc., of $100, Questech Corporation of $9,461, Solazyme, Inc., of $6,199,665 and Zia Laser, Inc., of $170, offset by decreases in the valuations of our investments in BridgeLux, Inc., of $394, Crystal-IS, Inc., of $112, Kereos, Inc., of $30,479, Mersana Therapeutics, Inc., of $3,665, Metabolon, Inc., of $2,047, Molecular Imprints, Inc., of $171,917, Nanomix, Inc., of $289,328, NeoPhotonics Corporation of $1,037,951 and Starfire Systems, Inc., of $60,000. We also had an increase owing to foreign currency translation of $23,674 on our investment in D-Wave Systems, Inc. Unrealized appreciation on our U.S. government securities portfolio decreased from $1,242,108 at March 31, 2008, to $440,151 at June 30, 2008.

During the three months ended June 30, 2007, net unrealized depreciation on our venture capital investments increased by $1,036,500, from $12,284,021 to $13,320,521, owing primarily to decreases in the valuations of our investments in Evolved Nanomaterial Sciences, Inc., of $1,133,677, NanoOpto Corporation of $523,190, Polatis, Inc., of $15,890 and Questech Corporation of $72,623, partially offset by increases in the valuation of our investments in BridgeLux, Inc., of $369,974, Chlorogen, Inc., of $67,748 and Kovio, Inc., of $125,000. We also had an increase owing to foreign currency translation of $146,160 on our investment in D-Wave Systems, Inc. Unrealized depreciation on our U.S. government securities portfolio increased from $360,862 at March 31, 2007, to $518,126 at June 30, 2007.

Six months ended June 30, 2008, as compared with the six months ended June 30, 2007

In the six months ended June 30, 2008, and June 30, 2007, we had net decreases in net assets resulting from operations of $1,934,326 and $10,483,804, respectively.

Investment Income and Expenses:

We had net operating losses of $5,118,901 and $5,558,785 for the six months ended June 30, 2008, and June 30, 2007, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expenses of $2,966,325 in 2008 and $3,422,637 in 2007 associated with the granting of stock options. During the six months ended June 30, 2008, and 2007, total investment income was $1,043,927 and $1,290,199, respectively. During the six months ended June 30, 2008, and 2007, total operating expenses were $6,162,828 and $6,848,984, respectively.

During the six months ended June 30, 2008, as compared with the same period in 2007, investment income decreased owing to a decrease in our average holdings throughout the period of U.S. government securities. During the six months ended June 30, 2008, our average holdings of such securities were $55,727,820, as compared with $60,379,179 at June 30, 2007.

Operating expenses, including non-cash, stock-based compensation expense, were $6,162,828 and $6,848,984 for the six months ended June 30, 2008, and June 30, 2007, respectively. The decrease in operating expenses for the six months ended June 30, 2008, as compared with the six months ended June 30, 2007, was primarily owing to decreases in salaries, benefits and stock-based compensation expense and to decreases in administration and operations expense, professional fees and directors' fees and expenses. Salaries, benefits and stock-based compensation expense decreased by $283,953, or 5.5 percent, through June 30, 2008, as compared with June 30, 2007, primarily as a result of a decrease in non-cash expense of $456,312 associated with the Stock Plan, offset by an increase in salaries and benefits owing to an increase in our head count as compared with that of the same period in 2007. While the non-cash, stock-based compensation expense for the Stock Plan increased our operating expenses by $2,966,325, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value. The non-cash, stock-based compensation expense and corresponding increase to our additional paid-in capital may increase in future quarters. Administration and operations expense decreased by $152,827, or 20.7 percent, through June 30, 2008, as compared with June 30, 2007, primarily as a result of a decrease in our directors' and officers' liability insurance expense and decreases in the cost of the annual report and proxy-related expenses. Professional fees decreased by $177,164, or 34.3 percent, for the six months ended June 30, 2008, as compared with the same period in 2007, primarily as a result of a reduction in the cost of our annual compliance program audit and a reduction in certain legal and accounting fees.

Realized Income and Losses from Investments:

During the six months ended June 30, 2008, we realized net losses on investments of $5,010,958, as compared with realized net losses on investments of $8,887 during the six months ended June 30, 2007.

During the six months ended June 30, 2008, we realized net losses of $5,010,958, consisting primarily of a realized loss of $1,326,072 on our investment in Chlorogen, Inc., and a realized loss of $3,688,581 on our investment in NanoOpto Corporation. During the six months ended June 30, 2008, we received a payment of $105,714 from the NanoOpto Corporation bridge note.

During the six months ended June 30, 2007, we realized net losses of $8,887, consisting primarily of realized losses on the sale of U.S. government and agency securities and losses on our investment in Exponential Business Development Company, offset by income from our investment in AlphaSimplex Group, LLC.

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the six months ended June 30, 2008, net unrealized depreciation on total investments decreased by $8,242,399, or 209.9 percent, from net unrealized depreciation of $3,926,484 at December 31, 2007, to net unrealized appreciation of $4,315,915 at June 30, 2008. During the six months ended June 30, 2007, net unrealized depreciation on total investments increased by $4,831,227, or 53.64 percent, from net unrealized depreciation of $9,007,420 at December 31, 2006, to net unrealized depreciation of $13,838,647 at June 30, 2007.

During the six months ended June 30, 2008, net unrealized depreciation on our venture capital investments decreased by $8,442,908, from net unrealized depreciation of $4,567,144 at December 31, 2007, to net unrealized appreciation of $3,875,764 at June 30, 2008, owing primarily to reversal of unrealized depreciation related to net realized losses of $1,326,072 and $3,688,581 on our investments in Chlorogen, Inc., and NanoOpto Corporation, respectively, and increases in the valuations of our investments in Ancora Pharmaceuticals, Inc., of $100,562, D-Wave Systems, Inc., of $13,596, Exponential Business Development Company of $193, Nextreme Thermal Solutions, Inc., of $100, Solazyme, Inc., of $6,199,665, and Zia Laser, Inc., $171, offset by decreases in the valuations of our investments in BridgeLux, Inc., of $1,738, Crystal-IS, Inc., of $395, Kereos, Inc., of $69,372, Mersana Therapeutics, Inc., of $9,071, Metabolon, Inc., of $736,512, Molecular Imprints, Inc., of $171,917, Nanomix, Inc., of $289,328, NeoPhotonics Corporation of $1,037,494, Questech Corporation of $452,976 and Starfire Systems, Inc., of $60,000. We also had a decrease owing to foreign currency translation of $57,229 on our investment in D-Wave Systems, Inc. Unrealized appreciation on our U.S. government securities portfolio decreased from $640,660 at December 31, 2007, to $440,151 at June 30, 2008.

During the six months ended June 30, 2007, net unrealized depreciation on our venture capital investments increased by $4,869,552, from $8,450,969 to $13,320,521, owing primarily to decreases in the valuations of our investments in Chlorogen, Inc., of $1,302,951, Evolved Nanomaterial Sciences, Inc., of $2,361,958, Nanomix, Inc., of $459,772, NanoOpto Corporation of $1,415,599 and Questech Corporation of $164,539, offset partially by increases in the valuation of our investments in BridgeLux, Inc., of $369,974, Polatis, Inc., of $174,790 and Kovio, Inc., of $125,000. We also had an increase owing to foreign currency translation of $164,316 on our investment in D-Wave Systems, Inc. Unrealized depreciation on our U.S. government securities portfolio decreased from $556,451 at December 31, 2006, to $518,126 at June 30, 2007.

Financial Condition

June 30, 2008

At June 30, 2008, our total assets and net assets were $155,786,983 and $153,778,840, respectively. At December 31, 2007, they were $142,893,332 and $138,363,344, respectively.

At June 30, 2008, net asset value per share ("NAV") was $5.95, as compared with $5.93 at December 31, 2007. At June 30, 2008, our shares outstanding increased to 25,859,573, from 23,314,573 at December 31, 2007.

Significant developments in the six months ended June 30, 2008, included an increase in the value of our venture capital investments of $14,225,140 and an increase in the value of our investment in U.S. government obligations of $1,231,432. The increase in the value of our venture capital investments, from $78,110,384 at December 31, 2007, to $92,335,524 at June 30, 2008, resulted primarily from two new and 13 follow-on investments and by a net increase of $8,442,908 in the net value of our previous venture capital investments. The increase in the value of our U.S. government obligations, from $60,193,593 at December 31, 2007, to $61,425,025 at June 30, 2008, is primarily owing to the investment of net proceeds of $14,383,497 received through the registered direct stock offering, offset by net operating expenses and by new and follow-on venture capital investments totaling $10,847,095.

The following table is a summary of additions to our portfolio of venture capital investments made during the six months ended June 30, 2008:

New Investment	Amount
PolyRemedy, Inc.	$244,500
Laser Light Engines, Inc.	$2,000,000

Follow-on Investment
Adesto Technologies Corporation	$1,052,174
Ancora Pharmaceuticals Inc.	$800,000
BridgeLux, Inc.	$1,000,001
CSwitch Corporation	$986,821
D-Wave Systems, Inc.	$736,019
Metabolon, Inc.	$1,000,000
NeoPhotonics Corporation	$200,000
Nextreme Thermal Solutions, Inc.	$377,580
Nextreme Thermal Solutions, Inc.	$200,000
Nextreme Thermal Solutions, Inc.	$200,000
Phoenix Molecular Corporation	$25,000
Phoenix Molecular Corporation	$25,000
Solazyme, Inc.	$2,000,000

Total	$10,847,095

The following tables summarize the values of our portfolios of venture capital investments and U.S. government obligations, as compared with their cost, at June 30, 2008, and December 31, 2007:

	June 30, 2008	December 31, 2007
Venture capital investments, at cost	$88,459,760	$82,677,528
Net unrealized appreciation (depreciation)(1)	3,875,764	(4,567,144)
Venture capital investments, at fair value	$92,335,524	$78,110,384

	June 30, 2008	December 31, 2007
U.S. government obligations, at cost	$60,984,874	$59,552,933
Net unrealized appreciation(1)	440,151	640,660
U.S. government obligations, at value	$61,425,025	$60,193,593

(1)At June 30, 2008, and December 31, 2007, the net accumulated unrealized appreciation (depreciation) on investments was $4,315,915 and $(3,926,484), respectively.

The following table summarizes the fair value composition of our venture capital investment portfolio at June 30, 2008, and December 31, 2007.

	June 30, 2008	December 31, 2007
Category

Tiny Technology	99.9%	99.9%
Other Venture Capital Investments	0.1%	0.1%
Total Venture Capital Investments	100.0%	100.0%

Liquidity

Our primary sources of liquidity are cash, receivables and freely marketable securities, net of short-term indebtedness. Our secondary sources of liquidity are restricted securities of companies that are publicly traded.

At June 30, 2008, and December 31, 2007, our total net primary liquidity was $62,720,802 and $61,183,136, respectively, and our secondary liquidity was $0 and $0, respectively.

The increase in our primary liquidity from December 31, 2007, to June 30, 2008, is primarily owing to the proceeds received through the registered direct stock offering, offset by the use of funds for investments and payment of net operating expenses.

Capital Resources

On June 20, 2008, we completed the sale of 2,545,000 shares of our common stock, for total gross proceeds of $15,651,750; net proceeds of this offering, after placement agent fees and offering costs of $1,268,253, were $14,383,497. We intend to use, and have been using, the net proceeds of this offering to make new investments in tiny technology, as well as for follow-on investments in our existing venture capital investments and for working capital. Through June 30, 2008, we have used $1,427,379 of the net proceeds from this offering for these purposes.

On June 25, 2007, we completed the sale of 1,300,000 shares of our common stock from our shelf registration statement for gross proceeds of $14,027,000; net proceeds of this offering, after placement agent fees and offering costs of $1,033,832, were $12,993,168. We used the net proceeds of this offering to make new investments in tiny technology, as well as for follow-on investments in our existing venture capital investments and for working capital. Through June 30, 2008, we have used all of the net proceeds from this offering for these purposes.

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

Valuation of Portfolio Investments

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. As a business development company, we invest in primarily illiquid securities that generally have no established trading market.

Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the SEC. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") At June 30, 2008, our financial statements include private venture capital investments valued at $92,335,524, the fair values of which were determined in good faith by, or under the direction, of the Board of Directors. At June 30, 2008, approximately 59.3 percent of our total assets represent investments in portfolio companies valued at fair value by the Board of Directors.

Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment, although our valuation policy is intended to provide a consistent basis for determining fair value of the portfolio investments. Factors that may be considered include, but are not limited to, readily available public market quotations; the cost of the Company’s investment; transactions in the portfolio company’s securities or unconditional firm offers by responsible parties; the financial condition and operating results of the company; the long-term potential of the business and technology of the company; the values of similar securities issued by companies in similar businesses; multiples to revenues, net income or EBITDA that similar securities issued by companies in similar businesses receive; the proportion of the company’s securities we own and the nature of any rights to require the company to register restricted securities under the applicable securities laws; and the rights and preferences of the class of securities we own as compared with other classes of securities the portfolio has issued.

All investments recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets, are as follows:

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

At June 30, 2008, all of our private portfolio investments were classified as Level 3 in the hierarchy, indicating a high level of judgment required in their valuation.

The values assigned to our assets are based on available information and do not necessarily represent amounts that might ultimately be realized, as these amounts depend on future circumstances and cannot be reasonably determined until the individual investments are actually liquidated or become readily marketable. Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated. This difference could material.

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

Recent Developments — Portfolio Companies

On July 25, 2008, we made an $800,000 follow-on investment in Nextreme Thermal Solutions, Inc.

On July 31, 2008, we made a $1,000,000 follow-on investment in a privately held tiny technology portfolio company.

On August 5, 2008, we made a $200,000 follow-on investment in a privately held tiny technology portfolio company.

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

We also invest in short-term money market instruments, and both short and long-term U.S. government and agency securities. To the extent that we invest in short and long-term U.S. government and agency securities, changes in interest rates result in changes in the value of these obligations which result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements, and the quantity and duration of long-term U.S. government and agency securities held by the Company, and it will vary from period to period. If the average interest rate on U.S. government securities at June 30, 2008, were to increase by 25, 75 and 150 basis points, the weighted average value of these securities held by us at June 30, 2008, would decrease by approximately $261,638, $784,915 and $1,569,829, respectively, and our net asset value would decrease correspondingly.

Most of our investments are denominated in U.S. dollars. We currently have one investment denominated in Canadian dollars. We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates. The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates is $270,287 at June 30, 2008.

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

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the 1934 Act). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures. As of June 30, 2008, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2008 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Investing in our common stock involves significant risks relating to our business and investment objective. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2007, before you purchase any of our common stock. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Unknown additional risks and uncertainties, or ones that we currently consider immaterial, may also impair our business. If any of these risks or uncertainties materialize, our business, financial condition or results of operations could be materially adversely affected. In this event, the trading price of our common stock could decline, and you could lose all or part of your investment. In addition to the risks described in our Annual Report on Form 10-K, you should consider the following risks:

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

Beginning in about 2001, many fewer venture capital-backed companies per annum have been able to complete initial public offerings (IPOs) than in the years of the previous decade, and for the first time in a quarter since 1978, no venture capital-backed companies completed IPOs in the quarter ended June 30, 2008.  Moreover, in 2007, according to the National Venture Capital Association, the venture capital-backed companies that completed IPOs had a median age of about 8.6 years, which was older than the median age of venture capital-backed IPOs in any period since 2001-2002.  Now that some of our companies are becoming more mature, a continuing lack of IPO opportunities for venture capital-backed companies could lead to companies staying longer in our portfolio as private entities still requiring funding.  This situation may adversely affect the amount of available funding for early-stage companies in particular as, in general, venture-capital firms are being forced to provide additional financing to late-stage companies that cannot IPO.  In the best case, such stagnation would dampen returns, and in the worst case, could lead to write-downs and write-offs as some companies run short of cash and have to accept lower valuations in private fundings or are not able to access additional capital at all.  A continuing lack of IPO opportunities for venture capital-backed companies is also causing some venture capital firms to change their strategies, leading some of them to reduce funding of their portfolio companies and making it more difficult for such companies to access capital and to fulfill their potential, which can result in write-downs and write-offs of such companies by other venture capital firms, such as ourselves, who are co-investors in such companies.

Changes in valuations of our privately held, early stage companies tend to be more volatile than changes in prices of publicly traded securities.

            Investments in privately held, early-stage companies are inherently more volatile than investments in more mature businesses.  Such immature businesses are inherently fragile and easily affected by both internal and external forces.  Our investee companies can lose much or all of their value suddenly in response to an internal or external adverse event. Conversely, these immature businesses can gain suddenly in value in response to an internal or external positive development.  These events and their effect on valuation may not be measurable until they occur.  Moreover, because our ownership interests in such investments are generally valued only at quarterly intervals by our Valuation Committee, a committee made up of all the independent members of our Board of Directors, changes in valuations from one valuation point to another tend to be larger than changes in valuations of marketable securities which are revalued in the marketplace much more frequently. Information pertinent to our portfolio companies is not always known immediately by us, and, therefore, its availability for use in determining value may not always coincide with our filings.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 1, 2008, we held our Annual Meeting of Shareholders to (1) elect 11 directors of the Company and (2) approve the selection of PricewaterhouseCoopers LLP as the independent registered public accountant.

At the close of business on the record date, March 10, 2008, an aggregate of 23,314,573 shares of common stock were issued and outstanding.

All of the nominees at the May 1, 2008, Annual Meeting were elected as directors:

Nominees	For	Withheld
W. Dillaway Ayres, Jr.	19,897,030	370,102
Dr. C. Wayne Bardin	19,985,976	281,160
Dr. Phillip A. Bauman	19,651,692	615,444
G. Morgan Browne	19,887,784	379,352
Dugald A. Fletcher	19,551,768	715,366
Charles E. Harris	19,998,532	268,604
Douglas W. Jamison	19,968,482	298,654
Lori D. Pressman	19,930,524	336,612
Charles E. Ramsey	19,652,252	614,684
James E. Roberts	19,574,750	692,386
Richard P. Shanley	19,901,109	366,027

With respect to proposal number two, described as a proposal “to ratify, confirm and approve the Audit Committee's selection of PricewaterhouseCoopers LLP as the independent registered public accountant for the fiscal year ending December 31, 2008,” the affirmative votes cast were 20,056,387, the negative votes cast were 109,202, and those abstaining were 101,545. There were no broker non-votes for either proposal.

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

Date: August 7, 2008

EXHIBIT INDEX

Exhibit No.	Description

31.01	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.