Form 10-Q
period 2008-09-30
HARRIS & HARRIS GROUP INC /NY/
filed 2008-11-07
CIK 893739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2008
Common Stock, $0.01 par value per share	25,859,573 shares

Harris & Harris Group, Inc.
Form 10-Q, September 30, 2008

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

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

ASSETS

	September 30, 2008	December 31, 2007
	(Unaudited)

Investments, in portfolio securities at value
(cost: $87,913,862 and $82,677,528, respectively)	$63,942,445	$78,110,384
Investments, in U.S. Treasury obligations at value
(cost: $56,206,231 and $59,552,933, respectively)	57,032,781	60,193,593
Cash and cash equivalents	937,914	330,009
Restricted funds (Note 9)	124,664	2,667,020
Receivable from portfolio company	0	524
Interest receivable	463,732	647,337
Prepaid expenses	148,515	488,667
Other assets	426,449	455,798
Total assets	$123,076,500	$142,893,332

LIABILITIES & NET ASSETS

Accounts payable and accrued liabilities (Note 9)	$1,953,125	$4,515,463
Deferred rent	9,715	14,525
Total liabilities	1,962,840	4,529,988

Net assets	$121,113,660	$138,363,344

Net assets are comprised of:
Preferred stock, $0.10 par value,
2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares authorized at 9/30/08 and 12/31/07; 27,688,313 issued at 9/30/08 and 25,143,313 issued at 12/31/07	276,884	251,434
Additional paid in capital (Note 7)	179,619,630	160,927,691
Accumulated net realized loss	(32,232,456)	(15,483,766)
Accumulated unrealized depreciation of investments	(23,144,867)	(3,926,484)
Treasury stock, at cost (1,828,740 shares at 9/30/08 and 12/31/07)	(3,405,531)	(3,405,531)

Net assets	$121,113,660	$138,363,344

Shares outstanding	25,859,573	23,314,573

Net asset value per outstanding share	$4.68	$5.93

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2008	2007	2008	2007

Investment income:
Interest from:
Fixed-income securities	$585,418	$743,375	$1,626,176	$2,033,574
Miscellaneous income	2,500	39	5,669	39
Total investment income	587,918	743,414	1,631,845	2,033,613

Expenses:
Salaries, benefits and stock-based compensation (Note 5)	2,205,980	3,230,838	7,101,077	8,409,888
Administration and operations	252,884	311,332	838,100	1,049,375
Professional fees	138,461	155,999	478,559	673,261
Rent	80,358	60,314	197,960	178,634
Directors’ fees and expenses	79,318	80,364	263,633	333,717
Depreciation	13,447	16,734	41,251	47,955
Custodian fees	14,209	5,428	26,905	17,163
Total expenses	2,784,657	3,861,009	8,947,485	10,709,993

Net operating loss	(2,196,739)	(3,117,595)	(7,315,640)	(8,676,380)

Net realized (loss) gain from investments:
Realized (loss) gain from investments	(4,373,124)	14,828	(9,384,082)	5,941
Income tax expense (Note 6)	2,102	4,083	48,968	88,988
Net realized (loss) gain from investments	(4,375,226)	10,745	(9,433,050)	(83,047)

Net (increase) decrease in unrealized depreciation on investments:
Change as a result of investment sales	4,278,500	0	9,293,153	0
Change on investments held	(31,739,282)	3,711,087	(28,511,536)	(1,120,140)
Net (increase) decrease in unrealized depreciation on investments	(27,460,782)	3,711,087	(19,218,383)	(1,120,140)

Net (decrease) increase in net assets resulting from operations	$(34,032,747)	$604,237	$(35,967,073)	$(9,879,567)

Per average basic and diluted outstanding share	$(1.32)	$0.03	$(1.48)	$(0.45)

Average outstanding shares	25,859,573	23,235,023	24,271,270	22,084,893

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows used in operating activities:
Net decrease in net assets resulting from operations	$(35,967,073)	$(9,879,567)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net realized and unrealized loss on investments	28,602,465	1,114,199
Depreciation of fixed assets, amortization of premium or discount on U.S. government securities, and bridge note interest	(160,283)	31,425
Stock-based compensation expense	4,333,892	5,725,031

Changes in assets and liabilities:
Restricted funds	2,542,356	(384,144)
Receivable from portfolio company	524	(5,000)
Receivable from broker	0	819,905
Interest receivable	213,520	126,292
Income tax receivable	0	7,209
Prepaid expenses	340,152	(131,514)
Other assets	1,619	25,630
Accounts payable and accrued liabilities	(2,562,338)	122,356
Accrued profit sharing	0	(261,661)
Deferred rent	(4,810)	(5,101)

Net cash used in operating activities	(2,659,976)	(2,694,940)

Cash flows from investing activities:
Purchase of U.S. government securities	(75,932,334)	(60,744,292)
Sale of U.S. government securities	79,326,692	56,454,594
Investment in private placements and notes	(14,635,185)	(17,480,885)
Proceeds from sale of private placements and notes	140,257	51,669
Purchase of fixed assets	(15,046)	(36,367)

Net cash used in investing activities	(11,115,616)	(21,755,281)

Cash flows from financing activities:
Proceeds from stock option exercises (Note 5)	0	9,673,662
Proceeds from stock offering (Note 7)	14,383,497	12,993,168

Net cash provided by financing activities	14,383,497	22,666,830

Net increase (decrease) in cash and cash equivalents:
Cash and cash equivalents at beginning of the period	330,009	2,071,788
Cash and cash equivalents at end of the period	937,914	288,397

Net increase (decrease) in cash and cash equivalents	$607,905	$(1,783,391)

Supplemental disclosures of cash flow information:
Income taxes paid	$48,427	$87,920

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended September 30, 2008	Year Ended December 31, 2007
	(Unaudited)

Changes in net assets from operations:

Net operating loss	$(7,315,640)	$(11,827,543)
Net realized (loss) gain on investments	(9,433,050)	30,162
Net decrease in unrealized depreciation on investments sold	9,293,153	0
Net (increase) decrease in unrealized depreciation on investments held	(28,511,536)	5,080,936

Net decrease in net assets resulting from operations	(35,967,073)	(6,716,445)

Changes in net assets from capital stock transactions:

Issuance of common stock upon the exercise of stock options	0	9,996
Issuance of common stock on offering	25,450	13,000
Additional paid-in capital on common stock issued	14,358,047	23,075,683
Stock-based compensation expense	4,333,892	8,050,807

Net increase in net assets resulting from capital stock transactions	18,717,389	31,149,486

Net (decrease) increase in net assets	(17,249,684)	24,433,041

Net assets:

Beginning of the period	138,363,344	113,930,303

End of the period	$121,113,660	$138,363,344

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2008 (Unaudited)

	Method of		Shares/
	Valuation (1)		Principal	Value
Investments in Unaffiliated Companies (2)(3) - 13.7% of net assets at value

Private Placement Portfolio (Illiquid) - 13.7% of net assets at value

BioVex Group, Inc. (4)(5)(6)(7) -- Developing novel biologics for treatment of cancer and infectious disease
Series E Convertible Preferred Stock	(M	)	2,799,552	$1,250,000

D-Wave Systems, Inc. (4)(5)(6)(8) -- Developing high-performance quantum computing systems
Series B Convertible Preferred Stock	(M	)	1,144,869	1,199,212
Series C Convertible Preferred Stock	(M	)	450,450	471,831
Series D Convertible Preferred Stock	(M	)	1,533,395	1,606,181
				3,277,224

Exponential Business Development Company (4)(5) - Venture capital partnership focused on early stage companies
Limited Partnership Interest	(M	)	1	2,219

Molecular Imprints, Inc. (4)(5) -- Manufacturing nanoimprint lithography capital equipment
Series B Convertible Preferred Stock	(M	)	1,333,333	1,029,693
Series C Convertible Preferred Stock	(M	)	1,250,000	965,337
Warrants at $2.00 expiring 12/31/11	(I	)	125,000	36,875
				2,031,905

Nanosys, Inc. (4)(5) -- Developing zero and one-dimensional inorganic nanometer-scale materials and devices
Series C Convertible Preferred Stock	(M	)	803,428	2,370,113
Series D Convertible Preferred Stock	(M	)	1,016,950	3,000,003
				5,370,116

Nantero, Inc. (4)(5)(6) -- Developing a high-density, nonvolatile, random access memory chip, enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M	)	345,070	1,046,908
Series B Convertible Preferred Stock	(M	)	207,051	628,172
Series C Convertible Preferred Stock	(M	)	188,315	571,329
				2,246,409

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2008 (Unaudited)

	Method of Valuation (1)		Shares/ Principal	Value

Investments in Unaffiliated Companies (2)(3) - 13.7% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) - 13.7% of net assets at value (cont.)

NeoPhotonics Corporation (4)(5) -- Developing and manufacturing optical devices and components
Common Stock	(M	)	716,195	$93,106
Series 1 Convertible Preferred Stock	(M	)	1,831,256	613,941
Series 2 Convertible Preferred Stock	(M	)	741,898	243,932
Series 3 Convertible Preferred Stock	(M	)	2,750,000	904,184
Series X Convertible Preferred Stock	(M	)	2,000	400,000
Warrants at $0.15 expiring 01/26/10	(I	)	16,364	884
Warrants at $0.15 expiring 12/05/10	(I	)	14,063	760
				2,256,807

Polatis, Inc. (4)(5)(6)(9) -- Developing MEMS-based optical networking components
Series A-1 Convertible Preferred Stock	(M	)	16,775	0
Series A-2 Convertible Preferred Stock	(M	)	71,611	0
Series A-4 Convertible Preferred Stock	(M	)	4,774	0
Series A-5 Convertible Preferred Stock	(M	)	16,438	0
				0

PolyRemedy, Inc. (4)(5)(6)(10) --Developing a robotic manufacturing platform for wound treatment patches
Series B-1 Convertible Preferred Stock	(M	)	287,647	122,250

Starfire Systems, Inc. (4)(5) -- Producing ceramic-forming polymers
Common Stock	(M	)	375,000	0
Series A-1 Convertible Preferred Stock	(M	)	600,000	0
				0

Total Unaffiliated Private Placement Portfolio (cost: $24,854,430)				$16,556,930

Total Investments in Unaffiliated Companies (cost: $24,854,430)				$16,556,930

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2008 (Unaudited)

	Method of Valuation (1)		Shares/ Principal	Value
Investments in Non-Controlled Affiliated Companies (2)(11) -
33.9% of net assets at value

Private Placement Portfolio (Illiquid) - 33.9% of net assets at value

Adesto Technologies Corporation (4)(5)(6) -- Developing
semiconductor-related products enabled at the nanoscale
Series A Convertible Preferred Stock	(M	)	6,547,619	$1,100,000

Ancora Pharmaceuticals, Inc. (4)(5)(6) -- Developing synthetic carbohydrates for pharmaceutical applications
Series B Convertible Preferred Stock	(M	)	1,663,808	1,200,000

BridgeLux, Inc. (4)(5)(12) -- Manufacturing high-power light emitting diodes
Series B Convertible Preferred Stock	(M	)	1,861,504	2,792,256
Series C Convertible Preferred Stock	(M	)	2,130,699	3,196,050
Series D Convertible Preferred Stock	(M	)	666,667	1,000,001
Warrants at $0.7136 expiring 02/02/17	(I	)	98,340	137,184
Warrants at $0.7136 expiring 04/26/17	(I	)	65,560	91,784
				7,217,275

Cambrios Technologies Corporation (4)(5)(6) -- Developing
nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock	(M	)	1,294,025	647,013
Series C Convertible Preferred Stock	(M	)	1,300,000	650,000
				1,297,013

CFX Battery, Inc. (4)(5)(6)(13) -- Developing batteries using nanostructured materials
Series A Convertible Preferred Stock	(M	)	1,208,262	946,528

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2008 (Unaudited)

	Method of Valuation (1)		Shares/ Principal	Value
Investments in Non-Controlled Affiliated Companies (2)(10) -
33.9% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) - 33.9% of net assets at value (cont.)

Crystal IS, Inc. (4)(5) -- Developing single-crystal
aluminum nitride substrates for optoelectronic devices
Series A Convertible Preferred Stock	(M	)	391,571	$76,357
Series A-1 Convertible Preferred Stock	(M	)	1,300,376	253,574
Warrants at $0.78 expiring 05/05/13	( I	)	15,231	4,006
Warrants at $0.78 expiring 05/12/13	( I	)	2,350	618
Warrants at $0.78 expiring 08/08/13	( I	)	4,396	1,187
				335,742

CSwitch Corporation (4)(5)(6)(14) -- Developing next-generation, system-
on-a-chip solutions for communications-based platforms
Series A-1 Convertible Preferred Stock	(M	)	6,863,118	0
Unsecured Convertible Bridge Note (including interest)	(M	)	$1,581,202	493,411
				493,411

Ensemble Discovery Corporation (4)(5)(6)(15) -- Developing DNA
Programmed Chemistry for the discovery of new classes of
therapeutics and bioassays
Series B Convertible Preferred Stock	(M	)	1,449,275	1,000,000
Unsecured Convertible Bridge Note (including interest)	(M	)	251,328	251,328
				1,251,328

Innovalight, Inc. (4)(5)(6) -- Developing solar power
products enabled by silicon-based nanomaterials
Series B Convertible Preferred Stock	(M	)	16,666,666	4,288,662
Series C Convertible Preferred Stock	(M	)	5,810,577	1,495,176
				5,783,838

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2008 (Unaudited)

	Method of Valuation (1)		Shares/ Principal	Value
Investments in Non-Controlled Affiliated Companies (2)(10) -
33.9% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) - 33.9% of net assets at value (cont.)

Kereos, Inc. (4)(5)(6) -- Developing emulsion-based imaging
agents and targeted therapeutics to image and treat cancer
and cardiovascular disease
Series B Convertible Preferred Stock	(M	)	545,456	$0

Kovio, Inc. (4)(5)(6) -- Developing semiconductor products
using printed electronics and thin-film technologies
Series C Convertible Preferred Stock	(M	)	2,500,000	3,125,000
Series D Convertible Preferred Stock	(M	)	800,000	1,000,000
				4,125,000

Mersana Therapeutics, Inc. (4)(5)(6)(16) -- Developing advanced polymers for drug delivery
Series A Convertible Preferred Stock	(M	)	68,451	68,451
Series B Convertible Preferred Stock	(M	)	866,500	866,500
Warrants at $2.00 expiring 10/21/10	( I	)	91,625	37,658
Unsecured Convertible Bridge Note (including interest)	(M	)	203,068	203,068
				1,175,677

Metabolon, Inc. (4)(5) -- Discovering biomarkers through
the use of metabolomics
Series B Convertible Preferred Stock	(M	)	2,173,913	882,768
Series B-1 Convertible Preferred Stock	(M	)	869,565	353,107
Warrants at $1.15 expiring 3/25/15	( I	)	434,783	131,739
				1,367,614

NanoGram Corporation (4)(5) -- Developing solar power products enabled by silicon-based nanomaterials
Series I Convertible Preferred Stock	(M	)	63,210	62,262
Series II Convertible Preferred Stock	(M	)	1,250,904	1,232,141
Series III Convertible Preferred Stock	(M	)	1,242,144	1,223,512
Series IV Convertible Preferred Stock	(M	)	432,179	425,696
				2,943,611

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2008 (Unaudited)

	Method of Valuation (1)		Shares/ Principal	Value
Investments in Non-Controlled Affiliated Companies (2)(10) -
33.9% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) - 33.9% of net assets at value (cont.)

Nanomix, Inc. (4)(5) -- Producing nanoelectronic sensors that integrate carbon nanotube electronics with silicon microstructures
Series C Convertible Preferred Stock	(M	)	977,917	$23,622
Series D Convertible Preferred Stock	(M	)	6,802,397	6,428
				30,050

Nextreme Thermal Solutions, Inc. (4)(5) -- Developing thin-film thermoelectric devices for cooling and energy conversion
Series A Convertible Preferred Stock	(M	)	1,750,000	875,000
Series B Convertible Preferred Stock	(M	)	4,870,244	1,327,629
				2,202,629

Questech Corporation (4)(5) -- Manufacturing and marketing
proprietary metal and stone decorative tiles
Common Stock	(M	)	655,454	193,846
Warrants at $1.50 expiring 11/19/08	( I	)	5,000	0
Warrants at $1.50 expiring 11/19/09	( I	)	5,000	125
				193,971

Siluria Technologies, Inc. (4)(5)(6) -- Developing next-generation nanomaterials
Series S-2 Convertible Preferred Stock	(M	)	482,218	40,181

Solazyme, Inc. (4)(5)(6) -- Developing algal biodiesel, industrial chemicals and special ingredients based on synthetic biology
Series A Convertible Preferred Stock	(M	)	988,204	2,489,088
Series B Convertible Preferred Stock	(M	)	495,246	1,247,426
Series C Convertible Preferred Stock	(M	)	651,309	1,640,517
				5,377,031

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2008 (Unaudited)

	Method of Valuation (1)		Shares/ Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(10) -
33.9% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) - 33.9% of net assets at value (cont.)

Xradia, Inc. (4)(5) -- Designing, manufacturing and selling ultra-high resolution 3D x-ray microscopes and fluorescence imaging systems
Series D Convertible Preferred Stock	(M	)	3,121,099	$4,000,000

Total Non-Controlled Private Placement Portfolio (cost: $56,974,432)	$41,080,899

Total Investments in Non-Controlled Affiliated Companies (cost: $56,974,432)	$41,080,899

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2008 (Unaudited)

	Method of Valuation (1)		Shares/ Principal	Value

Investments in Controlled Affiliated Companies (2)(17) -
5.2% of net assets at value

Private Placement Portfolio (Illiquid) - 5.2% of
net assets at value

Laser Light Engines, Inc. (4)(5)(6)(10) -- Manufacturing solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	(M	)	7,499,062	2,000,000

SiOnyx, Inc. (4)(5)(6) -- Developing silicon-based optoelectronic products enabled by its proprietary "Black Silicon"
Series A Convertible Preferred Stock	(M	)	233,499	135,686
Series A-1 Convertible Preferred Stock	(M	)	2,966,667	1,723,930
Series A-2 Convertible Preferred Stock	(M	)	4,207,537	2,445,000
				4,304,616

Total Controlled Private Placement Portfolio (cost: $6,085,000)				$6,304,616

Total Investments in Controlled Affiliated Companies (cost: $6,085,000)				$6,304,616

Total Private Placement Portfolio (cost: $87,913,862)				$63,942,445

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2008 (Unaudited)

	Method of		Shares/
	Valuation (1)		Principal	Value

U.S. Government and Agency Securities (18) - 47.1% of net assets at value

U.S. Treasury Bill -- due date 02/12/09	(M	)	$4,495,000	$4,477,200
U.S. Treasury Notes -- due date 01/15/09, coupon 3.25%	(M	)	3,000,000	3,020,640
U.S. Treasury Notes -- due date 02/15/09, coupon 4.50%	(M	)	5,100,000	5,158,956
U.S. Treasury Notes -- due date 04/15/09, coupon 3.125%	(M	)	3,000,000	3,024,840
U.S. Treasury Notes -- due date 07/15/09, coupon 3.625%	(M	)	3,000,000	3,041,940
U.S. Treasury Notes -- due date 10/15/09, coupon 3.375%	(M	)	3,000,000	3,046,410
U.S. Treasury Notes -- due date 01/15/10, coupon 3.625%	(M	)	3,000,000	3,068,430
U.S. Treasury Notes -- due date 04/15/10, coupon 4.00%	(M	)	3,000,000	3,097,980
U.S. Treasury Notes -- due date 06/30/10, coupon 2.875%	(M	)	1,250,000	1,270,600
U.S. Treasury Notes -- due date 07/15/10, coupon 3.875%	(M	)	3,000,000	3,108,060
U.S. Treasury Notes -- due date 09/15/10, coupon 3.875%	(M	)	2,000,000	2,077,500
U.S. Treasury Notes -- due date 10/15/10, coupon 4.25%	(M	)	2,000,000	2,092,660
U.S. Treasury Notes -- due date 12/15/10, coupon 4.375%	(M	)	2,000,000	2,102,040
U.S. Treasury Notes -- due date 03/31/11, coupon 4.750%	(M	)	2,000,000	2,131,560
U.S. Treasury Notes -- due date 06/30/11, coupon 5.125%	(M	)	2,000,000	2,157,960
U.S. Treasury Notes -- due date 09/30/11, coupon 4.500%	(M	)	2,000,000	2,126,400
U.S. Treasury Notes -- due date 12/31/11, coupon 4.625%	(M	)	2,000,000	2,133,600
U.S. Treasury Notes -- due date 10/31/12, coupon 3.875%	(M	)	2,000,000	2,091,880
U.S. Treasury Notes -- due date 02/15/13, coupon 3.875%	(M	)	7,500,000	7,804,125

Total Investments in U.S. Government and Agency Securities (cost: $56,206,231)				$57,032,781

Total Investments (cost: $144,120,093)				$120,975,226

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2008 (Unaudited)

Notes to Consolidated Schedule of Investments

(1)	See Footnote to Consolidated Schedule of Investments on page 17 for a description of the Valuation Procedures.

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

(3)
The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $24,854,430. The gross unrealized appreciation based on the tax cost for these securities is $2,035,048. The gross unrealized depreciation based on the tax cost for these securities is $10,332,548.

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

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2008 (Unaudited)

(9)	Continuum Photonics, Inc., merged with Polatis, Ltd., to form Polatis, Inc.

(10)	Initial investment was made during 2008.

(11)
The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $56,974,432. The gross unrealized appreciation based on the tax cost for these securities is $6,545,710. The gross unrealized depreciation based on the tax cost for these securities is $22,439,243.

(12)	BridgeLux, Inc., was previously named eLite Optoelectronics, Inc.

(13)        On February 28, 2008, Lifco, Inc., merged with CFX Battery, Inc. The surviving entity is CFX Battery, Inc.

(14)
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

(15)
With our investment in a convertible bridge note issued by Ensemble Discovery, we received a warrant to purchase a number of shares of the class of stock sold in the next financing of Ensemble Discovery equal to $125,105.40 divided by the price per share of the class of stock sold in the next financing of Ensemble Discovery. The ability to exercise this warrant is, therefore, contingent on Ensemble Discovery completing successfully a subsequent round of financing. This warrant shall expire and no longer be exercisable on September 10, 2015. The cost basis of this warrant is $75.20.

(16)	Mersana Therapeutics, Inc., was previously named Nanopharma Corp.

(17)
The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $6,085,000. The gross unrealized appreciation based on the tax cost for these securities is $219,616. The gross unrealized depreciation based on the tax cost for these securities is $0.

(18)
The aggregate cost for federal income tax purposes of our U.S. government securities is $56,206,231. The gross unrealized appreciation on the tax cost for these securities is $941,828. The gross unrealized depreciation on the tax cost of these securities is $115,278.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. FOOTNOTE TO CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

VALUATION PROCEDURES

I.    Determination of Net Asset Value

The 1940 Act requires periodic valuation of each investment in the portfolio of the Company to determine its net asset value. Under the 1940 Act, unrestricted securities with readily available market quotations are to be valued at the current market value; all other assets must be valued at “fair value” as determined in good faith by or under the direction of the Board of Directors.

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

The Company applies the methods for determining fair value discussed above to the valuation of investments in each of these five broad categories as follows:

A.    EQUITY-RELATED SECURITIES

Equity-related securities, including warrants, are fair valued using the market or income approaches. The following factors may be considered when the market approach is used to fair value these types of securities:

▪	Readily available public market quotations;

▪	The cost of the Company’s investment;

▪	Transactions in a company's securities or unconditional firm offers by responsible parties as a factor in determining valuation;

▪	The financial condition and operating results of the company;

▪	The company's progress towards milestones.

▪	The long-term potential of the business and technology of the company;

▪	The values of similar securities issued by companies in similar businesses;

▪	Multiples to revenue, net income or EBITDA that similar securities issued by companies in similar businesses receive;

▪	The proportion of the company's securities we own and the nature of any rights to require the company to register restricted securities under applicable securities laws; and

▪	The rights and preferences of the class of securities we own as compared to other classes of securities the portfolio company has issued.

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
•         Product development and milestone progress;
•         Commercial prospects;
•         Term of patent;
•         Projected markets; and
•         Other subjective factors.

E.    ALL OTHER SECURITIES

All other securities are reported at fair value as determined in good faith by the Valuation Committee using the approaches for determining valuation as described above.

For all other securities, the reported values shall reflect the Valuation Committee's judgment of fair values as of the valuation date using the outlined basic approaches of valuation discussed in Section III. They do not necessarily represent an amount of money that would be realized if we had to sell such assets in an immediate liquidation. Thus, valuations as of any particular date are not necessarily indicative of amounts that we may ultimately realize as a result of future sales or other dispositions of investments we hold.

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

Harris & Harris Enterprises, Inc.,SM is a 100 percent wholly owned subsidiary of the Company. Harris & Harris Enterprises, Inc., is a partner in Harris Partners I, L.P.,SM and is taxed under Subchapter C of the Code (a “C Corporation”). Harris Partners I, L.P, is a limited partnership and is used to hold certain interests in portfolio companies. The partners of Harris Partners I, L.P., are Harris & Harris Enterprises, Inc., (sole general partner) and Harris & Harris Group, Inc., (sole limited partner). Harris & Harris Enterprises, Inc., pays taxes on any non-passive investment income generated by Harris Partners I, L.P. For the period ended September 30, 2008, there was no non-passive investment income. The Company consolidates the results of its subsidiaries for financial reporting purposes.

NOTE 2. INTERIM FINANCIAL STATEMENTS

Our interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and in conformity with generally accepted accounting principles applicable to interim financial information. Accordingly, they do not include all information and disclosures necessary for a presentation of our financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, these financial statements reflect all adjustments, consisting of valuation adjustments and normal recurring accruals, necessary for a fair presentation of our financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities as of September 30, 2008, and December 31, 2007, and the reported amounts of revenues and expenses for the three months and nine months ended September 30, 2008, and 2007. Actual results could differ from these estimates, and the differences could be material. The most significant estimates relate to the fair valuations of certain of our investments.

Cash and Cash Equivalents. Cash and cash equivalents includes demand deposits and money market instruments with maturities of less than three months. Cash and cash equivalents are carried at cost which approximates value.

Portfolio Investment Valuations. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the SEC. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") At September 30, 2008, our financial statements include private venture capital investments valued at $63,942,445, the fair values of which were determined in good faith by, or under the direction, of the Board of Directors. Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material. Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the fair value measurements of the Company's investments.

Foreign Currency Translation. The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. For the nine months ended September 30, 2008, included in the net decrease in unrealized depreciation on investments was a $186,684 loss resulting from foreign currency translation.

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

Stock-Based Compensation. The Company has a stock-based employee compensation plan. The Company accounts for the plan in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," ("SFAS No. 123(R)"). See "Note 5. Stock-Based Compensation" for further discussion.

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

Property and Equipment. Property and equipment are included in "Other Assets" and are carried at cost, less accumulated depreciation of $377,454. Depreciation is provided using the straight-line method over the estimated useful lives of the premises and equipment.

Concentration of Credit Risk. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

NOTE 4. FAIR VALUE MEASUREMENTS

At September 30, 2008, our financial assets were categorized as follows in the fair value hierarchy for SFAS No. 157 purposes:

	Fair Value Measurement at Reporting Date Using:
Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government Securities	$57,032,781	$0	$57,032,781	$0
Portfolio Companies	$63,942,445	$0	$0	$63,942,445
Total	$120,975,226	$0	$57,032,781	$63,942,445

The following chart shows the components of change in the financial assets categorized as Level 3, for the three months ended September 30, 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Portfolio Companies

Beginning Balance, July 1, 2008	$92,335,524

Total realized losses included in changes in net assets	(4,371,987)
Total unrealized losses included in changes in net assets	(27,847,181)
Purchases and interest on bridge notes	3,832,612
Disposals	(6,523)
Ending Balance, September 30, 2008	$63,942,445

The amount of total losses for the period
included in changes in net assets attributable to the
change in unrealized gains or losses relating to
assets still held at the reporting date	$(32,125,681)

The following chart shows the components of change in the financial assets categorized as Level 3, for the nine months ended September 30, 2008.

Fair Value Measurements Using Significant UnobservableInputs (Level 3)

Portfolio Companies

Beginning Balance, January 1, 2008	$78,110,384

Total realized losses included in changes in net assets	(9,386,640)
Total unrealized losses included in changes in net assets	(19,404,273)
Purchases and interest on bridge notes	14,756,711
Disposals	(133,737)
Ending Balance, September 30, 2008	$63,942,445

The amount of total losses for the period
included in changes in net assets attributable to the
change in unrealized gains or losses relating to
assets still held at the reporting date	$(28,697,427)

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

On July 11, 2006, the Company filed an application with the SEC regarding certain provisions of the Stock Plan, and on June 29, 2007, the Company responded to comments from the SEC on the application. In the event that the SEC provides the exemptive relief requested by the application, and we receive any additional stockholder approval required, the Compensation Committee may, in the future, authorize awards of stock options under the Stock Plan to non-employee directors of the Company and authorize grants of restricted stock to employees, subject to shareholder approval.

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

On August 13, 2008, the Compensation Committee of the Board of Directors and the full Board of Directors of the Company approved a grant of individual Non-Qualified Stock Option ("NQSO") awards for certain officers and employees of the Company. The terms and conditions of the stock options granted were set forth in award agreements between the Company and each award recipient entered into on that date. Options to purchase a total of 1,163,724 shares of stock were granted with vesting periods ranging from December 2008 to August 2012 and with an exercise price of $6.92, which was the closing volume weighted average price of our shares of common stock on August 13, 2008. Upon exercise, the shares would be issued from our previously authorized but unissued shares.

The Company accounts for the Stock Plan in accordance with the provisions of SFAS No. 123(R), which requires that we determine the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, and record these amounts as an expense in the Statement of Operations over the vesting period with a corresponding increase to our additional paid-in capital. At September 30, 2008, and December 31, 2007, the increase to our operating expenses was offset by the increase to our additional paid-in capital, resulting in no net impact to our net asset value. Additionally, the Company does not record the tax benefits associated with the expensing of stock options, because the Company currently intends to qualify as a RIC under Subchapter M of the Code.

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

The assumptions used in the calculation of fair value of the stock options granted on August 13, 2008, using the Black-Scholes-Merton model for the contract term was as follows:

							Weighted
							Average
		Number	Expected	Expected	Expected	Risk-free	Fair
		of Options	Term	Volatility	Dividend	Interest	Value
Type of Award	Term	Granted	in Yrs	Factor	Yield	Rates	Per Share

Non-qualified stock options	9.38 Years	976,685	5.94%	55.1%	0%	3.40%	$3.79
Non-qualified stock options	9.38 Years	187,039	4.88%	50.6%	0%	3.24%	$3.25

Total		1,163,724

For the three months and nine months ended September 30, 2008, the Company recognized $1,367,567 and $4,333,892 of compensation expense in the Consolidated Statements of Operations. As of September 30, 2008, there was approximately $9,206,698 of unrecognized compensation cost related to unvested stock option awards. This cost is expected to be recognized over a weighted-average period of approximately two years.

For the three months and nine months ended September 30, 2008, no stock options were exercised.

For the three months and nine months ended September 30, 2008, the calculation of the net decrease in net assets resulting from operations per share excludes the stock options because such options were anti-dilutive. The options may be dilutive in future periods in which there is a net increase in net assets resulting from operations, in the event that there is a significant increase in the average stock price in the stock market or in the event of significant decreases in the amount of unrecognized compensation cost.

A summary of the changes in outstanding stock options is as follows:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining	Aggregate
		Exercise	Grant Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (Yrs)	Value

Options Outstanding at January 1, 2008	3,967,744	$10.54	$4.77
Granted	1,511,756	$6.75	$3.64	9.25
Exercised	0	$0	$0
Forfeited or Expired	(465,087)	$10.15	$2.70
Options Outstanding at September 30, 2008	5,014,413	$9.43	$4.62	5.82	$69,357
Options Exercisable at September 30, 2008	1,760,544	$10.42	$5.34	4.89	$0
Options Exercisable and Expected to be Exercisable at September 30, 2008	4,943,565	$9.42	$4.59	5.80	$69,357

The aggregate intrinsic value in the table above with respect to options outstanding, exercisable and expected to be exercisable, is calculated as the difference between the Company's closing stock price of $6.38 on the last trading day of the third quarter of 2008 and the exercise price, multiplied by the number of in-the-money options. This represents the total pre-tax intrinsic value that would have been received by the option holders had all options been fully vested and all option holders exercised their awards on September 30, 2008.

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

For the nine months ended September 30, 2008, and 2007, our income tax expense was $48,968 and $88,988, respectively.

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

NOTE 8. CHANGE IN NET ASSETS PER SHARE

The following table sets forth the computation of basic and diluted per share net increases in net assets resulting from operations for the three and nine months ended September 30, 2008, and September 30, 2007.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2008	2007	2008	2007
Numerator for (decrease) increase in net assets per share	$(34,032,747)	$604,237	$(35,967,073)	$(9,879,567)
Denominator for basic and diluted weighted average shares	25,859,573	23,235,023	24,271,270	22,084,893
Basic and diluted net (decrease) increase in net assets per share resulting from operations	$(1.32)	$0.03	$(1.48)	$(0.45)

NOTE 9. EMPLOYEE BENEFITS

We have established a rabbi trust for the purpose of accumulating funds to satisfy the obligations incurred by us under Mr. Harris's Supplemental Executive Retirement Plan ("SERP"), which amounted to $124,664 and $2,667,020 at September 30, 2008, and December 31, 2007, respectively, and is included in accounts payable and accrued liabilities. The restricted funds for the SERP Account totaled $124,664 and $2,667,020 at September 30, 2008, and December 31, 2007, respectively. Mr. Harris's rights to benefits pursuant to this SERP will be no greater than those of a general creditor of us.

During the nine months ended September 30, 2008, Mr. Harris received a $2,889,717 distribution from the SERP Account. Any subsequent balance of the SERP Account will be paid on July 31, 2009.

NOTE 10. COMMITMENTS AND CONTINGENCIES

On July 1, 2008, we signed a five-year lease for office space in Palo Alto, California. The lease expires on August 31, 2013. Future minimum lease payments in each of the following years are: 2009 - $125,206; 2010 - $128,962; 2011 - $132,831; 2012 - $136,816 and 2013 - $93,135.

NOTE 11. SUBSEQUENT EVENTS

The Proxy Statement for the 2008 Annual Meeting of Shareholders stated that if the named executive officers, exclusive of our Chief Executive Officer, Charles E. Harris, as he is scheduled to retire on December 31, 2008, do not receive sufficient cash from the exercise and sale of stock options in a year to provide market-competitive total compensation, as determined by the Compensation Committee, based on advice from the independent compensation consultant, the Committee will pay the named executive officers cash bonuses. Accordingly, should sufficient stock option exercises fail to occur prior to December 31, 2008, and based on market information provided by the independent compensation consultant, on October 30, 2008, the Compensation Committee of the Company resolved to award bonuses on December 31, 2008, totaling $395,000. Mr. Harris will not receive a bonus owing to his scheduled retirement.

On October 7, 2008, we made a $240,000 new investment in a privately held tiny technology portfolio company.

On October 8, 2008, we made a $250,000 new investment in a privately held tiny technology portfolio company.

On October 31, 2008, we made a $250,000 follow-on investment in a privately held tiny technology portfolio company.

On November 7, 2008, we made a $42,542 follow-on investment in a privately held tiny technology portfolio company.

HARRIS & HARRIS GROUP, INC. FINANCIAL HIGHLIGHTS (Unaudited)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2008	2007	2008	2007

Per Share Operating Performance
Net asset value per share, beginning
of period	$5.95	$5.54	$5.93	$5.42

Net operating (loss)*	(0.09)	(0.13)	(0.30)	(0.39)
Net realized income (loss)
on investments*(1)	(0.17)	0.00	(0.36)	(0.01)
Net (increase) decrease in unrealized
depreciation as a result of sales*(1)	0.17	0.00	0.41	(0.00)
Net decrease (increase) in unrealized
depreciation on investments held*	(1.23)	0.16	(1.17)	(0.05)
Total from investment operations*	(1.32)	0.03	(1.42)	(0.45)

Net increase as a result of stock-
based compensation*	0.05	0.10	0.18	0.26
(Decrease) Increase as a result of stock-
offering, net of offering expenses	0.00	0.00	(0.01)	0.26
Net increase as a result of proceeds
from exercise of options	0.00	0.02	0.00	0.20
Total increase from capital
stock transactions	0.05	0.12	0.17	0.72

Net asset value per share, end
of period	$4.68	$5.69	$4.68	$5.69
Stock price per share, end
of period	$6.38	$10.64	$6.38	$10.64
Total return based on stock price (2)	6.33%	(5.00)%	(27.42)%	(11.99)%

Supplemental Data:

Net assets, end of period	$121,113,660	$132,442,597	$121,113,660	$132,442,597

Ratio of expenses to average
net assets (2)	2.0%	3.0%	6.5%	8.8%

Ratio of net operating income (loss) to
average net assets (2)	(1.6)%	(2.4)%	(5.3)%	(7.1)%

Cash dividend paid per share	$0.00	$0.00	$0.00	$0.00

Deemed dividend per share	$0.00	$0.00	$0.00	$0.00

Number of shares outstanding,
end of period	25,859,573	23,271,858	25,859,573	23,271,858

*Based on Average Shares Outstanding
(1) Net realized and unrealized gains (losses) include rounding adjustments to reconcile change in net asset value per share. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of realized and unrealized gains and losses.
(2) Not annualized

The accompanying notes are an integral part of this schedule.

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations

The information contained in this section should be read in conjunction with the Company's unaudited September 30, 2008 Consolidated Financial Statements and the Company's audited 2007 Consolidated Financial Statements and notes thereto.

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

Throughout our corporate history, we have made early stage venture capital investments in a variety of industries. We define venture capital investments as investments in start-up firms and small businesses with exceptional growth potential. We have invested a substantial portion of our assets in venture capital investments of private, development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth, have little or no history of operations and are developing unproven technologies. At September 30, 2008, $63,942,445, or 52.8 percent, of our net assets at fair value consisted of private venture capital investments, net of unrealized depreciation of $23,971,417. At December 31, 2007, $78,110,384, or 56.5 percent, of our net assets at fair value consisted of private venture capital investments, net of unrealized depreciation of $4,567,144.

Since our investment in Otisville in 1983 through September 30, 2008, we have made a total of 82 venture capital investments, including four private placement investments in securities of publicly traded companies. We have exited 50 of these 82 investments, realizing total proceeds of $143,923,354 on our invested capital of $60,549,559. As measured from first dollar in to last dollar out, the average and median holding periods for these 50 investments were 3.68 years and 3.20 years, respectively. As measured by the 173 separate rounds of investment within these 50 investments, the average and median holding periods for the 173 separate rounds of investment were 2.86 years and 2.53 years, respectively.

In 1994, we made our first investment in a tiny technology company developing nanotechnology, Nanophase Technologies Corporation. From August 2001 through September 30, 2008, all 40 of our initial investments have been in tiny technology. From August 2001 through September 30, 2008, we have invested a total (before any subsequent write-ups, write-downs or dispositions) of $101,270,435 in tiny technology.

We currently have 31 active tiny technology companies in our portfolio, including one tiny technology investment made prior to 2001. At September 30, 2008, from first dollar in, the average and median holding periods for these 31 active tiny technology investments were 3.64 years and 3.37 years, respectively.

In our Form 10-Q for the quarter ended March 31, 2008, we stated, "Two of our portfolio companies have been considering with their advisors the possibility of filing for initial public offerings (IPOs) in 2008. There can be no assurance that either of them will file for an IPO in 2008, and a variety of factors, including stock market and general business conditions, could lead either or both of them to terminate such considerations." In the quarter ended September 30, 2008, there was only one venture capital-backed IPO in the United States, and there have been only seven thus far in 2008. We believe that until stock market conditions for IPOs improve, it is unlikely that any of our portfolio companies will file for IPOs. Additionally, we believe until such time that conditions improve, the recent substantial decrease in the general availability of capital has greatly increased the risk that companies that need to raise money to reach cash-flow breakeven or complete an exit (i.e., complete an IPO or be acquired) will either have to pay a higher price than heretofore for capital or not be able to raise additional capital at all.

The following is a summary of our initial and follow-on investments in tiny technology from 2001 to the present. We consider a "round led" to be a round where we issued the term sheet, were the new investor or led a set of new investors in an investee company. Typically, but not always, the lead investor negotiates the price and terms of a deal with the investee company.

	2001	2002	2003	2004	2005	2006	2007	YTD 9/30/08

Total Incremental Investments	$489,999	$6,240,118	$3,812,600	$14,837,846	$16,251,339	$24,408,187	$20,595,161	$14,635,185
No. of New Investments	1	7	5	8	4	6	7	2
No. of Follow-On Investment Rounds	0	1	5	21	13	14	20	19
No. of Rounds Led	0	1	0	2	0	7	3	3
Average Dollar Amount - Initial	$489,999	$784,303	$437,156	$911,625	$1,575,000	$2,383,424	$1,086,441	$1,122,250
Average Dollar Amount - Follow-On	N/A	$750,000	$325,364	$359,278	$765,488	$721,974	$649,504	$652,141

We value our private venture capital investments each quarter as determined in good faith by our Valuation Committee, a committee of independent directors, within guidelines established by our Board of Directors in accordance with the 1940 Act. (See "Footnote to Consolidated Schedule of Investments" contained in "Consolidated Financial Statements.")

In the years 2001 through September 30, 2008, the Company recorded the following gross write-ups in privately held securities as a percentage of net assets at the beginning of the year ("BOY"), gross write-downs in privately held securities as a percentage of net assets at the beginning of the year, and net write-ups/(write-downs) in privately held securities as a percentage of net assets at the beginning of the year.

	2001	2002	2003	2004	2005	2006	2007	YTD 9/30/08

Net Asset Value, BOY	$31,833,475	$24,334,770	$27,256,046	$40,682,738	$74,744,799	$117,987,742	$113,930,303	$138,363,344
Gross Write-Downs During Year	$(2,532,730)	$(5,400,005)	$(1,256,102)	$(5,711,229)	$(3,450,236)	$(4,211,323)	$(7,810,794)	$(29,518,963)
Gross Write-Ups During Year	$1,528,866	$285	$847,578	$6,288,397	$23,485,176	$279,363	$11,694,618	$821,365
Gross Write-Downs as a Percentage of Net Asset Value, BOY	-7.96%	-22.19%	-4.61%	-14.04%	-4.62%	-3.57%	-6.86%	-21.33%
Gross Write-Ups as a Percentage of Net Asset Value, BOY	4.80%	0.00%	3.11%	15.46%	31.42%	0.24%	10.26%	0.59%
Net Write-Downs/Write-Ups as a Percentage of Net Asset Value, BOY	-3.15%	-22.19%	-1.49%	1.42%	26.8%	-3.33%	3.40%	-20.74%
1

During the nine months ended September 30, 2008, we recorded gross write-downs of $29,518,963. These write-downs are owing primarily to the non-performance risk associated with our portfolio companies in the current economic environment and secondarily to adjustments of valuation to reflect specific fundamental developments unique to particular portfolio companies. We define non-performance risk as the risk that a negative cash flow portfolio company will be: (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation. Our best estimate of the non-performance risk of our portfolio companies has been quantified and included in the valuation of the companies at September 30, 2008.

The increase or decrease in the value of our venture capital investments does not affect the day-to-day operations of the Company, as we have no debt and fund our venture capital investments and daily operating expenses from interest earned and proceeds from the sales of our investments in U.S. government securities.

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

Results of Operations

Three months ended September 30, 2008, as compared with the three months ended September 30, 2007

In the three months ended September 30, 2008, we had a net decrease in net assets resulting from operations of $(34,032,747). In the three months ended September 30, 2007, we had a net increase in net assets resulting from operations of $604,237.

Investment Income and Expenses:

We had net operating losses of $2,196,739 and $3,117,595 for the three months ended September 30, 2008, and September 30, 2007, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expenses of $1,367,567 in 2008 and $2,302,394 in 2007 associated with amortization of stock options. During the three months ended September 30, 2008, and 2007, total investment income was $587,918 and $743,414, respectively. During the three months ended September 30, 2008, and 2007, total operating expenses were $2,784,657 and $3,861,009, respectively, including the non-cash expense of $1,367,567 in 2008 and $2,302,394 in 2007 associated with amortization of stock options.

During the three months ended September 30, 2008, as compared with the same period in 2007, investment income decreased, reflecting a decrease in our average holdings of U.S. government securities. During the three months ended September 30, 2008, our average holdings of such securities were $58,057,162, as compared with $67,656,776 during the three months ended September 30, 2007.

Operating expenses were $2,784,657 and $3,861,009 for the three months ended September 30, 2008, and September 30, 2007, respectively, including non-cash, stock option-based compensation expense of $1,367,567 in 2008 and $2,302,394 in 2007. The decrease in operating expenses for the three months ended September 30, 2008, as compared with the three months ended September 30, 2007, was primarily owing to decreases in salaries, benefits and stock-based compensation expense, administration and operations expense and professional fees, partially offset by an increase in our rent expense. Salaries, benefits and stock-based compensation expense decreased by $1,024,858, or 31.7 percent, through September 30, 2008, as compared with September 30, 2007, primarily as a result of a decrease in non-cash expense of $934,827 associated with the Stock Plan. Although the non-cash, stock-based compensation expense for the Stock Plan was $1,367,567, this expense was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value. The non-cash, stock-based compensation expense and corresponding increase to our additional paid-in capital may increase in future quarters. Administration and operations expense decreased by $58,448, or 18.8 percent, through September 30, 2008, as compared with September 30, 2007, primarily as a result of a decrease in our directors' and officers' liability insurance expense and decreases in the cost of the annual report and proxy-related expenses. Professional fees decreased by $17,538, or 11.2 percent, for the three months ended September 30, 2008, as compared with the same period in 2007, primarily as a result of a reduction in certain legal, accounting and consulting fees. Rent expense increased by $20,044, or 33.2 percent, through September 30, 2008, as compared to September 30, 2007, as a result of the lease of new office space in Palo Alto, CA.

Realized Income and Losses From Investments:

During the three months ended September 30, 2008, we realized net losses on investments of $4,373,124, as compared with realized net gains on investments of $14,828 during the three months ended September 30, 2007.

During the three months ended September 30, 2008, we realized net losses of $4,373,124, consisting primarily of realized losses on Evolved Nanomaterial Sciences, Inc., of $2,800,000, on Phoenix Molecular Corporation of $93,487 and on Zia Laser, Inc., of $1,478,500.

During the three months ended September 30, 2007, we realized net gains of $14,828, consisting primarily of realized gains on the sale of U.S. government and agency securities and a gain realized from a distribution from Exponential Business Development Company.

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the three months ended September 30, 2008, net unrealized depreciation on total investments increased by $27,460,782, or 636.3 percent, from net unrealized appreciation of $4,315,915 at June 30, 2008, to net unrealized depreciation of $23,144,867 at September 30, 2008, owing primarily to the non-performance risk associated with our portfolio companies in the current economic environment. During the three months ended September 30, 2007, net unrealized depreciation on total investments decreased by $3,711,087, or 26.8 percent, from net unrealized depreciation of $13,838,647 at June 30, 2007, to net unrealized depreciation of $10,127,560 at September 30, 2007.

During the three months ended September 30, 2008, net unrealized depreciation on our venture capital investments increased by $27,847,181, from net unrealized appreciation of $3,875,764 at June 30, 2008, to net unrealized depreciation of $23,971,417 at September 30, 2008, owing primarily to decreases in the valuations of the following investments held, offset by an increase in the valuation of Questech Corporation of $54,693:

Investment	Amount of Write-Down

Adesto Technologies Corporation	$1,100,000
Ancora Pharmaceuticals, Inc.	400,000
BioVex Group, Inc.	1,250,000
BridgeLux, Inc.	983
Cambrios Technologies Corporation	1,297,012
Crystal IS, Inc.	997,401
CSwitch Corporation	4,519,350
D-Wave Systems, Inc.	8,397
Ensemble Discovery Corporation	1,000,000
Exponential Business Development Company	168
Innovalight, Inc.	1,927,946
Kereos, Inc.	90,371
Mersana Therapeutics, Inc.	1,006,602
Metabolon, Inc.	1,395,874
Molecular Imprints, Inc.	2,296,178
NanoGram Corporation	2,943,611
Nanomix, Inc.	691,090
Neophotonics Corporation	2,364,458
Nextreme Thermal Solutions, Inc.	2,182,233
Polatis, Inc.	276,526
PolyRemedy, Inc.	122,250
Siluria Technologies, Inc.	120,542
Solazyme, Inc.	5,378,325
Starfire Systems, Inc.	690,000

We also had decreases in unrealized depreciation attributable to the reversal of unrealized depreciation owing to realization of net losses on Evolved Nanomaterial Sciences, Inc., of $2,800,000 and on Zia Laser, Inc., of $1,478,500. We had a decrease owing to foreign currency translation of $121,057 on our investment in D-Wave Systems, Inc. Unrealized appreciation on our U.S. government securities portfolio increased from $440,151 at June 30, 2008, to $826,550 at September 30, 2008.

During the three months ended September 30, 2007, net unrealized depreciation on our venture capital investments decreased by $3,028,058, from $13,320,521 to $10,292,463, owing primarily to increases in the valuations of our investments in AlphaSimplex Group, LLC, of $113,964, CSwitch Corporation of $48,935, Exponential Business Development Company of $1,973, Innovalight, Inc., of $3,218,216 and SiOnyx, Inc., of $899,566, partially offset by decreases in the valuations of our investments in BridgeLux, Inc., of $41,605, Chlorogen, Inc., of $23,122, Evolved Nanomaterial Sciences, Inc., of $438,042, Nanomix, Inc., of $549,774, NanoOpto Corporation of $60,000, Polatis, Inc., of $184,323 and Questech Corporation of $85,210. We also had an increase in the value of our investment in D-Wave Systems, Inc., of $127,480 owing to foreign currency translation. Unrealized depreciation on our U.S. government and agency securities portfolio decreased from $518,126 at June 30, 2007, to an unrealized appreciation of $164,903 at September 30, 2007.

Nine months ended September 30, 2008, as compared with the nine months ended September 30, 2007

In the nine months ended September 30, 2008, and September 30, 2007, we had net decreases in net assets resulting from operations of $35,967,073 and $9,879,567, respectively.

Investment Income and Expenses:

We had net operating losses of $7,315,640 and $8,676,380 for the nine months ended September 30, 2008, and September 30, 2007, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expenses of $4,333,892 in 2008 and $5,725,031 in 2007 associated with amortization of stock options. During the nine months ended September 30, 2008, and 2007, total investment income was $1,631,845 and $2,033,613, respectively. During the nine months ended September 30, 2008, and 2007, total operating expenses were $8,947,485 and $10,709,993, respectively.

During the nine months ended September 30, 2008, as compared with the same period in 2007, investment income decreased, reflecting a decrease in our average holdings throughout the period of U.S. government securities. During the nine months ended September 30, 2008, our average holdings of such securities were $56,089,836, as compared with $62,541,791 at September 30, 2007.

Operating expenses, including non-cash, stock-based compensation expense, were $8,947,485 and $10,709,993 for the nine months ended September 30, 2008, and September 30, 2007, respectively. The decrease in operating expenses for the nine months ended September 30, 2008, as compared with the nine months ended September 30, 2007, was primarily owing to decreases in salaries, benefits and stock-based compensation expense and to decreases in administration and operations expense, professional fees and directors' fees and expenses. Salaries, benefits and stock-based compensation expense decreased by $1,308,811, or 15.6 percent, through September 30, 2008, as compared with September 30, 2007, primarily as a result of a decrease in non-cash expense of $1,391,139 associated with the Stock Plan, offset by an increase in salaries and benefits owing to an increase in our head count as compared with that of the same period in 2007. While the non-cash, stock-based compensation expense for the Stock Plan increased our operating expenses by $4,333,892, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value. The non-cash, stock-based compensation expense and corresponding increase to our additional paid-in capital may increase in future quarters. Administration and operations expense decreased by $211,275, or 20.1 percent, through September 30, 2008, as compared with September 30, 2007, primarily as a result of a decrease in our directors' and officers' liability insurance expense, decreases in the cost of the annual report and proxy-related expenses, and decreases in fees associated with the exercise of stock options. Professional fees decreased by $194,702, or 28.9 percent, for the nine months ended September 30, 2008, as compared with the same period in 2007, primarily as a result of a reduction in the cost of our annual compliance program audit and a reduction in certain legal and accounting fees.

Realized Income and Losses from Investments:

During the nine months ended September 30, 2008, we realized net losses on investments of $9,384,082, as compared with realized net gains on investments of $5,941 during the nine months ended September 30, 2007.

During the nine months ended September 30, 2008, we realized net losses of $9,384,082, consisting primarily of realized losses on our investments in Chlorogen, Inc., of $1,326,072, on Evolved Nanomaterial Sciences, Inc., of $2,800,000, on NanoOpto Corporation of $3,688,581, on Phoenix Molecular Corporation of $93,487 and on Zia Laser of $1,478,500. During the nine months ended September 30, 2008, we received a payment of $105,714 from the NanoOpto Corporation bridge note.

During the nine months ended September 30, 2007, we realized net gains of $5,941, consisting primarily of net realized losses on the sale of U.S. government and agency securities, offset by income from our investments in AlphaSimplex Group, LLC and Exponential Business Development Company.

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the nine months ended September 30, 2008, net unrealized depreciation on total investments increased by $19,218,383, or 489.5 percent, from net unrealized depreciation of $3,926,484 at December 31, 2007, to net unrealized depreciation of $23,144,867 at September 30, 2008, owing primarily to the non-performance risk associated with our portfolio companies in the current economic environment. During the nine months ended September 30, 2007, net unrealized depreciation on total investments increased by $1,120,140, or 12.4 percent, from net unrealized depreciation of $9,007,420 at December 31, 2006, to net unrealized depreciation of $10,127,560 at September 30, 2007.

During the nine months ended September 30, 2008, net unrealized depreciation on our venture capital investments increased by $19,404,273, from net unrealized depreciation of $4,567,144 at December 31, 2007, to net unrealized depreciation of $23,971,417 at September 30, 2008, owing primarily to decreases in the valuations of the following investments held:

Investment	Amount of Write-Down

Adesto Technologies Corporation	$1,100,000
Ancora Pharmaceuticals, Inc.	299,439
BioVex Group, Inc.	1,250,000
BridgeLux, Inc.	2,721
Cambrios Technologies Corporation	1,297,012
Crystal IS, Inc.	997,796
CSwitch Corporation	4,519,350
Ensemble Discovery Corporation	1,000,000
Innovalight, Inc.	1,927,946
Kereos, Inc.	159,743
Mersana Therapeutics, Inc.	1,015,673
Metabolon, Inc.	2,132,386
Molecular Imprints, Inc.	2,468,095
NanoGram Corporation	2,943,611
Nanomix, Inc.	980,418
Neophotonics Corporation	3,401,952
Nextreme Thermal Solutions, Inc.	2,182,133
Polatis, Inc.	276,526
PolyRemedy, Inc.	122,250
Questech Corporation	398,283
Siluria Technologies, Inc.	120,542
Starfire Systems, Inc.	750,000

We also had decreases in unrealized depreciation attributable to the reversal of depreciation owing to net realized losses on Chlorogen, Inc., of $1,326,072, on Evolved Nanomaterial Sciences, Inc., of $2,800,000, on NanoOpto Corporation of $3,688,581 and on Zia Laser, Inc., of $1,478,672. For the nine months ended September 30, 2008, we had increases in the valuations of our investments in D-Wave Systems, Inc., of $5,199, Exponential Business Development Company of $25 and Solazyme, Inc., of $821,340. We had a decrease owing to foreign currency translation of $178,286 on our investment in D-Wave Systems, Inc. Unrealized appreciation on our U.S. government securities portfolio increased from $640,660 at December 31, 2007, to $826,550 at September 30, 2008.

During the nine months ended September 30, 2007, net unrealized depreciation on our venture capital investments increased by $1,841,494, from $8,450,969 to $10,292,463, owing primarily to decreases in the valuations of our investments in Chlorogen, Inc., of $1,326,073, Evolved Nanomaterial Sciences, Inc., of $2,800,000, Nanomix, Inc., of $1,009,546, NanoOpto Corporation of $1,475,599, Polatis, Inc., of $9,534 and Questech Corporation of $249,749, offset partially by increases in the valuation of our investments in AlphaSimplex Group, LLC, of $113,964, BridgeLux, Inc., of $328,369, CSwitch Corporation of $48,935, Exponential Business Development Company of $1,973, Innovalight, Inc., of $3,218,216, Kovio, Inc., of $125,000 and SiOnyx, Inc., of $899,566. We also had an increase owing to foreign currency translation of $291,796 on our investment in D-Wave Systems, Inc. Unrealized depreciation on our U.S. government and agency securities portfolio decreased from $556,451 at December 31, 2006, to unrealized appreciation of $164,903 at September 30, 2007.

Financial Condition

September 30, 2008

At September 30, 2008, our total assets and net assets were $123,076,500 and $121,113,060, respectively. At December 31, 2007, they were $142,893,332 and $138,363,344, respectively.

At September 30, 2008, net asset value per share ("NAV") was $4.68, as compared with $5.93 at December 31, 2007. At September 30, 2008, our shares outstanding increased to 25,859,573, from 23,314,573 at December 31, 2007.

Significant developments in the nine months ended September 30, 2008, included a decrease in the value of our venture capital investments of $14,167,939 and a decrease in the value of our investment in U.S. government obligations of $3,160,812. The decrease in the value of our venture capital investments, from $78,110,384 at December 31, 2007, to $63,942,445 at September 30, 2008, resulted primarily from two new and 19 follow-on investments of $14,635,185, offset by a decrease in the net value of our venture capital investments of $19,404,273. The decrease in the net value of our venture capital investments is owing primarily to the non-performance risk associated with our portfolio companies in the current economic environment and secondarily to adjustments of valuation to reflect specific fundamental developments unique to particular portfolio companies. The decrease in the value of our U.S. government obligations, from $60,193,593 at December 31, 2007, to $57,032,781 at September 30, 2008, is primarily owing to the investment of net proceeds of $14,383,497 received through the registered direct stock offering, offset by net operating expenses and by new and follow-on venture capital investments, totaling $14,635,185.

The following table is a summary of additions to our portfolio of venture capital investments made during the nine months ended September 30, 2008:

New Investment	Amount

PolyRemedy, Inc.	$244,500
Laser Light Engines, Inc.	$2,000,000

Follow-on Investment

Adesto Technologies Corporation	$1,052,174
Ancora Pharmaceuticals Inc.	$800,000
BridgeLux, Inc.	$1,000,001
CSwitch Corporation	$986,821
D-Wave Systems, Inc.	$736,019
D-Wave Systems, Inc.	$487,804
Ensemble Discovery Corporation	$250,286
Mersana Therapeutics, Inc.	$200,000
Metabolon, Inc.	$1,000,000
NeoPhotonics Corporation	$200,000
Nextreme Thermal Solutions, Inc.	$377,580
Nextreme Thermal Solutions, Inc.	$200,000
Nextreme Thermal Solutions, Inc.	$200,000
Nextreme Thermal Solutions, Inc.	$800,000
Nextreme Thermal Solutions, Inc.	$1,050,000
Phoenix Molecular Corporation	$25,000
Phoenix Molecular Corporation	$25,000
Solazyme, Inc.	$2,000,000
Solazyme, Inc.	$1,000,000

Total	$14,635,185

The following tables summarize the values of our portfolios of venture capital investments and U.S. government obligations, as compared with their cost, at September 30, 2008, and December 31, 2007:

	September 30, 2008	December 31, 2007
Venture capital investments,
at cost	$87,913,862	$82,677,528

Net unrealized depreciation(1)	23,971,417	4,567,144

Venture capital investments,
at fair value	$63,942,445	$78,110,384

	September 30, 2008	December 31, 2007
U.S. government
obligations, at cost	$56,206,231	$59,552,933

Net unrealized appreciation(1)	826,550	640,660

U.S. government
obligations, at value	$57,032,781	$60,193,593

(1)At September 30, 2008, and December 31, 2007, the net accumulated unrealized depreciation on investments was $23,144,867 and $3,926,484, respectively.

The following table summarizes the fair value composition of our venture capital investment portfolio at September 30, 2008, and December 31, 2007.

	September 30, 2008	December 31, 2007
Category

Tiny Technology	99.9%	99.9%

Other Venture Capital Investments	0.1%	0.1%

Total Venture Capital Investments	100.0%	100.0%

Liquidity

Our primary sources of liquidity are cash, receivables and freely marketable securities, net of short-term indebtedness. Our secondary sources of liquidity are restricted securities of companies that are publicly traded.

At September 30, 2008, and December 31, 2007, our total net primary liquidity was $58,446,900 and $61,183,136, respectively, and our secondary liquidity was $0 and $0, respectively.

The decrease in our primary liquidity from December 31, 2007, to September 30, 2008, is primarily owing to the use of funds for investments and payment of net operating expenses, partially offset by the proceeds received through the registered direct stock offering.

We fund our day-to-day operations using interest earned and proceeds from the sales of our investments in U.S. government securities. The increase or decrease in the valuations of our portfolio companies does not impact our daily liquidity. At September 30, 2008, and December 31, 2007, we had no investments in money market mutual funds. We have no debt outstanding, and, therefore, are not subject to credit agency downgrades.

Capital Resources

On June 20, 2008, we completed the sale of 2,545,000 shares of our common stock, for total gross proceeds of $15,651,750; net proceeds of this offering, after placement agent fees and offering costs of $1,268,253, were $14,383,497. We intend to use, and have been using, the net proceeds of this offering to make new investments in tiny technology, as well as for follow-on investments in our existing venture capital investments and for working capital. Through September 30, 2008, we have used $6,483,163 of the net proceeds from this offering for these purposes.

On June 25, 2007, we completed the sale of 1,300,000 shares of our common stock from our shelf registration statement for gross proceeds of $14,027,000; net proceeds of this offering, after placement agent fees and offering costs of $1,033,832, were $12,993,168. We used the net proceeds of this offering to make new investments in tiny technology, as well as for follow-on investments in our existing venture capital investments and for working capital. Through September 30, 2008, we have used all of the net proceeds from this offering for these purposes.

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

Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the SEC. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") At September 30, 2008, our financial statements include private venture capital investments valued at $63,942,445, the fair values of which were determined in good faith by, or under the direction of, the Board of Directors. At September 30, 2008, approximately 51.9 percent of our total assets represent investments in portfolio companies valued at fair value by the Board of Directors.

Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment, although our valuation policy is intended to provide a consistent basis for determining fair value of the portfolio investments. Factors that may be considered include, but are not limited to, readily available public market quotations; the cost of the Company’s investment; transactions in the portfolio company’s securities or unconditional firm offers by responsible parties; the financial condition and operating results of the company; the long-term potential of the business and technology of the company; the values of similar securities issued by companies in similar businesses; multiples to revenues, net income or EBITDA that similar securities issued by companies in similar businesses receive; the proportion of the company’s securities we own and the nature of any rights to require the company to register restricted securities under the applicable securities laws; the achievement of milestones; and the rights and preferences of the class of securities we own as compared with other classes of securities the portfolio has issued.

The ongoing credit crisis, decline in the stock market and decline in economic activity (and evidence of a recession) have made it extremely difficult for many companies to raise capital. Moreover, the cost of capital has increased substantially. Historically, difficult venture capital environments have resulted in weak companies not receiving financing and being subsequently closed down with a loss of investment to venture investors, and/or strong companies receiving financing but at significantly lower valuations than the preceding venture rounds. This economic and financing environment has caused an increase in the non-performance risk for venture-backed companies. We define non-performance risk as the risk that a negative cash flow portfolio company will be: (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation. Our best estimate of the non-performance risk of our portfolio companies has been quantified and included in the valuation of the companies at September 30, 2008.

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

At September 30, 2008, all of our private portfolio investments were classified as Level 3 in the hierarchy, indicating a high level of judgment required in their valuation.

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

Recent Developments — Other

The Proxy Statement for the 2008 Annual Meeting of Shareholders stated that if the named executive officers, exclusive of our Chief Executive Officer, Charles E. Harris, as he is scheduled to retire on December 31, 2008, do not receive sufficient cash from the exercise and sale of stock options in a year to provide market-competitive total compensation, as determined by the Compensation Committee, based on advice from the independent compensation consultant, the Committee will pay the named executive officers cash bonuses. Accordingly, should sufficient stock option exercises fail to occur prior to December 31, 2008, and based on market information provided by the independent compensation consultant, on October 30, 2008, the Compensation Committee of the Company resolved to award bonuses on December 31, 2008, totaling $395,000. Mr. Harris will not receive a bonus owing to his scheduled retirement.

Recent Developments — Portfolio Companies

On October 7, 2008, we made a $240,000 new investment in a privately held tiny technology portfolio company.

On October 8, 2008, we made a $250,000 new investment in a privately held tiny technology portfolio company.

On October 31, 2008, we made a $250,000 follow-on investment in a privately held tiny technology portfolio company.

On November 7, 2008, we made a $42,542 follow-on investment in a privately held tiny technology portfolio company.

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

Investments in privately held, early-stage companies are inherently more volatile than investments in more mature businesses.  Such immature businesses are inherently fragile and easily affected by both internal and external forces.  Our investee companies can lose much or all of their value suddenly in response to an internal or external adverse event.  Conversely, these immature businesses can gain suddenly in value in response to an internal or external positive development.  During the nine months ended September 30, 2008, we recorded gross write-downs of $29,518,963. These write-downs are owing primarily to the non-performance risk associated with our portfolio companies in the current economic environment and secondarily to adjustments of valuation to reflect specific fundamental developments unique to particular portfolio companies.

We also invest in short-term money market instruments, and both short and long-term U.S. government and agency securities. To the extent that we invest in short and long-term U.S. government and agency securities, changes in interest rates result in changes in the value of these obligations which result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements, and the quantity and duration of long-term U.S. government and agency securities held by the Company, and it will vary from period to period. If the average interest rate on U.S. government securities at September 30, 2008, were to increase by 25, 75 and 150 basis points, the weighted average value of these securities held by us at September 30, 2008, would decrease by approximately $256,033, $768,099 and $1,536,197, respectively, and our net asset value would decrease correspondingly.

Most of our investments are denominated in U.S. dollars. We currently have one investment denominated in Canadian dollars. We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates. The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates is $306,962 at September 30, 2008.

In addition, in the future, we may from time to time opt to borrow money to make investments. Our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest such funds. As a result, there can be no assurance that a significant change in market interest rates and the current credit crisis will not have a material adverse effect on our net investment income in the event we choose to borrow funds for investing purposes.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the 1934 Act). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures. As of September 30, 2008, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2008 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Beginning in about 2001, many fewer venture capital-backed companies per annum have been able to complete initial public offerings (IPOs) than in the years of the previous decade, and for the first time in a quarter since 1978, no venture capital-backed companies completed IPOs in the quarter ended June 30, 2008, according to the National Venture Capital Association and Thomson Reuters. In the quarter ended September 30, 2008, there was only one venture capital-backed IPO in the United States, and there have been only seven thus far in 2008. Moreover, in 2007, according to the National Venture Capital Association, the venture capital-backed companies that completed IPOs had a median age of about 8.6 years, which was older than the median age of venture capital-backed IPOs in any period since 2001-2002.  Now that some of our companies are becoming more mature, a continuing lack of IPO opportunities for venture capital-backed companies could lead to companies staying longer in our portfolio as private entities still requiring funding.  This situation may adversely affect the amount of available funding for early-stage companies in particular as, in general, venture-capital firms are being forced to provide additional financing to late-stage companies that cannot complete an IPO.  In the best case, such stagnation would dampen returns, and in the worst case, could lead to write-downs and write-offs as some companies run short of cash and have to accept lower valuations in private fundings or are not able to access additional capital at all.  A continuing lack of IPO opportunities for venture capital-backed companies is also causing some venture capital firms to change their strategies, leading some of them to reduce funding of their portfolio companies and making it more difficult for such companies to access capital and to fulfill their potential, which can result in write-downs and write-offs of such companies by other venture capital firms, such as ourselves, who are co-investors in such companies.

Changes in valuations of our privately held, early stage companies tend to be more volatile than changes in prices of publicly traded securities.

Investments in privately held, early-stage companies are inherently more volatile than investments in more mature businesses.  Such immature businesses are inherently fragile and easily affected by both internal and external forces.  Our investee companies can lose much or all of their value suddenly in response to an internal or external adverse event. Conversely, these immature businesses can gain suddenly in value in response to an internal or external positive development.  These events and their effect on valuation may not be measurable until they occur.  Moreover, because our ownership interests in such investments are generally valued only at quarterly intervals by our Valuation Committee, a committee made up of all the independent members of our Board of Directors, changes in valuations from one valuation point to another tend to be larger than changes in valuations of marketable securities, which are revalued in the marketplace much more frequently. Information pertinent to our portfolio companies is not always known immediately by us, and, therefore, its availability for use in determining value may not always coincide with the time frame of our valuations.

Fluctuations in the price of oil may affect our alternative energy companies.

We have investments in securities of companies that are developing alternative solutions for energy and chemical production to those that rely on the use of oil. These alternative solutions are viable economically at varying prices of barrels of oil. As such, the recent decline and any future declines in the price of oil may adversely affect the business prospects and the value of our securities of these alternative energy companies.

Because we do not choose investments based on a strategy of diversification, nor do we rebalance the portfolio should one or more investments increase in value substantially relative to the rest of the portfolio, the value of our portfolio is subject to greater volatility than the value of companies with more broadly diversified investments.

We do not choose investments based on a strategy of diversification. We also do not rebalance the portfolio should one of our portfolio companies increase in value substantially relative to the rest of the portfolio.  Therefore, the value of our portfolio may be more vulnerable to events affecting a single sector or industry and, therefore, subject to greater volatility than a company that follows a diversification strategy. Accordingly, an investment in our common stock may present greater risk to you than an investment in a diversified company.

Item 6.	Exhibits

	10.1*	Lease dated July 1, 2008 by and between Jack Rominger, Tommie Plemons and Dale Denson as Lessor and Harris & Harris Group, Inc., a New York corporation, as Lessee.

10.2
Nonsolicitation and Noncompetition Agreement between the Company and Charles E. Harris, dated July 31, 2008, incorporated by reference as Exhibit 10 to the Company’s Form 8-K (File No. 814-00176) filed on August 1, 2008.

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
Chief Accounting Officer
and Vice President

Date: November 7, 2008

EXHIBIT INDEX

Exhibit No.	Description

10.1	Lease dated July 1, 2008 by and between Jack Rominger, Tommie Plemons and Dale Denson as Lessor and Harris & Harris Group, Inc., a New York corporation, as Lessee.

31.01	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.