Form 10-K
period 2008-12-31
HARRIS & HARRIS GROUP INC /NY/
filed 2009-03-16
CIK 893739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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
 ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
  ☐Yes  ☑ No

The aggregate market value of the common stock held by non-affiliates of Registrant as of June 30, 2008 was $147,195,678 based on the last sale price as quoted by the Nasdaq Global Market on such date (only officers and directors are considered affiliates for this calculation).

As of March 12, 2009, the registrant had 25,859,573 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE	INCORPORATED AT

Harris & Harris Group, Inc. Proxy Statement for the	Part III, Items 10, 11,
2009 Annual Meeting of Shareholders	12, 13 and 14

TABLE OF CONTENTS

PART I

Item 1.           Business.

Harris & Harris Group, Inc.® (the "Company," "us," "our," and "we"), is an internally managed venture capital company specializing in nanotechnology and microsystems that has elected to operate as a business development company ("BDC") under the Investment Company Act of 1940, which we refer to as the 1940 Act.  For tax purposes, we have elected to be a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, which we refer to as the Code.  Our investment objective is to achieve long-term capital appreciation, rather than current income, by making venture capital investments in primarily early-stage companies.  We incorporated under the laws of the state of New York in August 1981.  Our investment approach is comprised of a patient examination of available opportunities, thorough due diligence and close involvement with management.  As a venture capital company, we invest in and provide managerial assistance to our portfolio companies, many of which, in our opinion, have significant potential for growth.  We are managed by our Board of Directors and officers and have no investment advisor.

We make initial venture capital investments exclusively in companies commercializing or integrating products enabled by nanotechnology or microsystems.  Nanotechnology is measured in nanometers, which are units of measurement in billionths of a meter.  Microsystems are measured in micrometers, which are units of measurement in millionths of a meter.  We use "tiny technology" to describe both of these disciplines.  We consider a company to fit our investment thesis if the company employs or intends to employ technology that we consider to be at the microscale or smaller and if the employment of that technology is material to its business plan.  Because it is in many respects a new field, tiny technology has significant scientific, engineering and commercialization risks.

At December 31, 2008, our venture capital portfolio comprised 51 percent of our total assets, our U.S. Treasury obligations and cash and cash equivalents comprised 48 percent of our total assets, and other assets comprised the remaining one percent of our total assets.  We had no debt outstanding.  At December 31, 2008, 99.9 percent of our venture capital portfolio was invested in companies commercializing or integrating products enabled by nanotechnology or microsystems.  We may make follow-on investments in any of our portfolio companies.  By making these investments, we seek to provide our shareholders with an increasingly specific focus on tiny technology through a portfolio of venture capital investments that address a variety of markets and products.  This investment policy is not a fundamental policy and accordingly may be changed without shareholder approval, although we intend to give shareholders at least 60 days prior notice of any change in our policy.

Nanotechnology is multidisciplinary and widely applicable, and it incorporates technology that was not previously in widespread use.  Products enabled by nanotechnology are applicable to a large number of industries including pharmaceuticals, medical devices, electronics and alternative (clean) energy.  The use of nanotechnology-enabled advanced materials for clean energy in particular is an area of increasing global interest, and these types of materials are the cornerstones of new generations of photovoltaics, batteries, solid-state lighting, fuel cells, biofuels and other energy-related applications that are the focus of a number of recently funded early-stage companies.  Although we have not specifically targeted investments in alternative energy companies, as of December 31, 2008, 11 of our 33 active portfolio companies are focused on the commercialization of alternative energy-related products.  These companies represent 39.6 percent of our venture capital portfolio based on value as of December 31, 2008.

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

We expect to invest a substantial portion of our assets in securities that we consider to be venture capital investments.  These venture capital investments usually do not pay interest or dividends and usually are subject to legal or contractual restrictions on resale that may adversely affect the liquidity and marketability of such securities.

We expect to make speculative venture capital investments with limited marketability and a greater risk of investment loss than less speculative venture capital issues.  Although we currently restrict our initial venture capital investments to companies commercializing products enabled by nanotechnology and microsystems, such technology is enabling technology applicable to a wide range of fields and businesses, and we do not seek to invest in any particular industries or categories of investments.  Our securities investments may consist of private, public or governmental issuers of any type.  Subject to the diversification requirements applicable to a RIC, we may commit all of our assets to only a few investments.

Achievement of our investment objective is basically dependent upon the judgment of a team of five professional, full-time members of management, four of whom are designated as Managing Directors:  Douglas W. Jamison, Alexei A. Andreev, Michael A. Janse and Daniel B. Wolfe, and a Vice President, Misti Ushio.  One of our directors, Lori D. Pressman, is also a consultant to us.  This team collectively has expertise in venture capital investing, intellectual property and nanotechnology. There can be no assurance that a suitable replacement could be found for any of our officers upon their retirement, resignation, inability to act on our behalf, or death.  Charles E. Harris was our Chairman and Chief Executive Officer through December 31, 2008.  On December 31, 2008, Mr. Harris retired pursuant to the Company's mandatory retirement policy for senior executives.  On January 1, 2009, Douglas W. Jamison became the Chairman and Chief Executive Officer.

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

We may make investments in companies with operating histories that are unprofitable or marginally profitable, that have negative net worth or that are involved in bankruptcy or reorganization proceedings.  These investments would involve businesses that management believes have potential through the infusion of additional capital and management assistance.  In addition, we may make investments in connection with the acquisition or divestiture of companies or divisions of companies.  There is a significantly greater risk of loss with these types of securities than is the case with traditional investment securities.

We may also invest in publicly traded securities of whatever nature, including relatively small, emerging growth companies that management believes have long-term growth possibilities.  In May 2008, the Securities and Exchange Commission ("SEC") amended a rule to expand the definition of eligible portfolio companies in which BDCs can invest to include publicly traded securities of companies with a market capitalization of less than $250 million.  We believe this action greatly increases our opportunity to invest in public companies involved in nanotechnology.  As of December 31, 2008, approximately 51 percent of companies listed on a major U.S. stock exchange had market capitalizations of less than $250 million.  We intend to adjust our investment focus as needed to comply with and/or take advantage of the new rule, as well as other regulatory, legislative, administrative or judicial actions in this area.

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

Most of our current portfolio company investments are in the equity securities of private companies.  Investments in equity securities of private companies often involve securities that are restricted as to sale and cannot be sold in the open market without registration under the Securities Act of 1933 or pursuant to a specific exemption from these registrations.  Opportunities for sale are more limited than in the case of marketable securities, although these investments may be purchased at more advantageous prices and may offer attractive investment opportunities.  Even if one of our portfolio companies completes an initial public offering, we are typically subject to a lock-up agreement for 180 days, and the stock price may decline substantially before we are free to sell.  Even if we have registration rights to make our investments more marketable, a considerable amount of time may elapse between a decision to sell or register the securities for sale and the time when we are able to sell the securities. The prices obtainable upon sale may be adversely affected by market conditions or negative conditions affecting the issuer during the intervening time.  We may elect to hold formerly restricted securities after they have become freely marketable, either because they remain relatively illiquid or because we believe that they may appreciate in value, during which holding period they may decline in value and be especially volatile as unseasoned securities.  If we need funds for investment or working capital purposes, we might sell marketable securities at disadvantageous times or prices.

Venture Capital Investments

We define venture capital as the money and resources made available to privately held start-up firms and privately held and publicly traded small businesses with exceptional growth potential.  These businesses can range in stage from pre-revenue to cash flow positive.  Substantially all of our long-term venture capital investments are in thinly capitalized, unproven, small companies focused on risky technologies.  These businesses also tend to lack management depth, to have limited or no history of operations and to have not attained profitability. Because of the speculative nature of these investments, these securities have a significantly greater risk of loss than traditional investment securities.  Some of our venture capital investments will be unprofitable or complete losses, and some will never realize their potential.

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

We may control, be represented on, or have observer rights on the Board of Directors of a portfolio company through one or more of our officers or directors, who may also serve as officers of the portfolio company.  We indemnify our officers and directors for serving on the Boards of Directors or as officers of portfolio companies, which exposes us to additional risks.  Particularly during the early stages of an investment, we may, in rare instances, in effect be conducting the operations of the portfolio company.  As a venture capital-backed company emerges from the developmental stage with greater management depth and experience, we expect that our role in the portfolio company’s operations will diminish.  Our goal is to assist each company in establishing its own independent capitalization, management and Board of Directors.  We expect to be able to reduce our involvement in those start-up companies that become successful, as well as in those start-up companies that fail.

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

Debt Obligations

We may hold debt securities for income and as a reserve pending more speculative investments.  Debt obligations may include U.S. government and agency securities, commercial paper, bankers’ acceptances, receivables or other asset-based financing, notes, bonds, debentures, or other debt obligations of any nature and repurchase agreements related to these securities.  These obligations may have varying terms with respect to security or credit support, subordination, purchase price, interest payments and maturity from private, public or governmental issuers of any type located anywhere in the world.  We may invest in debt obligations of companies with operating histories that are unprofitable or marginally profitable, that have negative net worth or are involved in bankruptcy or reorganization proceedings, or that are start-up or development stage entities.  In addition, we may participate in the acquisition or divestiture of companies or divisions of companies through issuance or receipt of debt obligations.  As of December 31, 2008, the debt obligations held in our portfolio consisted of convertible bridge notes and U.S. Treasury securities.  The convertible bridge notes generally do not generate income, nor are they held for that purpose.

Our investments in debt obligations may be of varying quality, including non-rated, unsecured, highly speculative debt investments with limited marketability.  Investments in lower-rated and non-rated securities, commonly referred to as "junk bonds," are subject to special risks, including a greater risk of loss of principal and non-payment of interest.  Generally, lower-rated securities offer a higher return potential than higher-rated securities, but involve greater volatility of price and greater risk of loss of income and principal, including the possibility of default or bankruptcy of the issuers of these securities.  Lower-rated securities and comparable non-rated securities will likely have large uncertainties or major risk exposure to adverse conditions and are predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal in accordance with the terms of the obligation.  The occurrence of adverse conditions and uncertainties to issuers of lower-rated securities would likely reduce the value of lower-rated securities held by us, with a commensurate effect on the value of our shares.

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

Foreign Securities

We may make investments in securities of issuers whose principal operations are conducted outside the United States, and whose earnings and securities are stated in foreign currency.  In order to maintain our status as a business development company, our investments in non-qualifying assets, including the securities of companies organized outside the U.S., would be limited to 30 percent of our assets, because we must invest at least 70 percent of our assets in "qualifying assets," and securities of foreign companies are not "qualifying assets."

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

Borrowing and Margin Transactions

We may from time to time borrow money or obtain credit by any lawful means from banks, lending institutions, other entities or individuals, in negotiated transactions.  We may issue, publicly or privately, bonds, debentures or notes, in series or otherwise, with interest rates and other terms and provisions, including conversion rights, on a secured or unsecured basis, for any purpose, up to the maximum amounts and percentages permitted for business development companies under the 1940 Act.  The 1940 Act currently prohibits us from borrowing any money or issuing any other senior securities (including preferred stock but excluding temporary borrowings of up to five percent of our assets), if after giving effect to the borrowing or issuance, the value of our total assets less liabilities not constituting senior securities would be less than 200 percent of our senior securities.  We may pledge assets to secure any borrowings.  We currently have no debt and have no current intention to issue preferred stock.

Although not currently employed in the operation of our business, a primary purpose of our borrowing power should we decide to use it is for leverage, to increase our ability to acquire investments both by acquiring larger positions and by acquiring more positions.  Borrowings for leverage accentuate any increase or decrease in the market value of our investments and thus our net asset value.  Because any decline in the net asset value of our investments will be borne first by holders of common stock, the effect of leverage in a declining market would be a greater decrease in net asset value applicable to the common stock than if we were not leveraged. Any decrease would likely be reflected in a decline in the market price of our common stock.  To the extent the income derived from assets acquired with borrowed funds exceeds the interest and other expenses associated with borrowing, our total income will be greater than if borrowings were not used.  Conversely, if the income from assets is not sufficient to cover the borrowing costs, our total income will be less than if borrowings were not used.  If our current income is not sufficient to meet our borrowing costs (repayment of principal and interest), we might have to liquidate some or all of our investments when it may be disadvantageous to do so.  Our borrowings for the purpose of buying most liquid equity securities will be subject to the margin rules, which require excess liquid collateral marked to market daily.  If we are unable to post sufficient collateral, we will be required to sell securities to remain in compliance with the margin rules.  These sales might be at disadvantageous times or prices.

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

Our repurchases of our common shares would decrease our total assets and would therefore likely have the effect of increasing our expense ratio.  Subject to our investment restrictions, we may borrow money to finance the repurchase of our common stock in the open market pursuant to any tender offer.  Interest on any borrowings to finance share repurchase transactions will reduce our net assets.  If, because of market fluctuations or other reasons, the value of our assets falls below the required 1940 Act coverage requirements, we may have to reduce our borrowed debt to the extent necessary to comply with the requirement.  To achieve a reduction, it is possible that we may be required to sell portfolio securities at inopportune times when it may be disadvantageous to do so.  Since 1998, we have repurchased a total of 1,828,740 shares of our common stock at a total cost of $3,405,531, or $1.86 per share.  On July 23, 2002, because of our strategic decision to invest in nanotechnology and microsystems, our Board of Directors reaffirmed its commitment not to authorize the purchase of additional shares of our common stock.

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

The portfolio turnover rate may vary greatly during a year as well as from year to year and may also be affected by cash requirements.

Competition

Numerous companies and individuals are engaged in the venture capital business, and such business is intensely competitive.  We believe the perpetual nature of our corporate structure enables us to be a better long-term partner for our portfolio companies than if we were organized as a traditional private equity fund, which typically has a limited life.  We believe that we have invested in more nanotechnology-enabled companies than any venture capital firm and that we have assembled a team of investment professionals that have scientific and intellectual property expertise that is relevant to investing in nanotechnology.  Nevertheless, many of our competitors have significantly greater financial and other resources and managerial capabilities than we do and are therefore, in certain respects, in a better position than we are to obtain access to attractive venture capital investments.  There can be no assurance that we will be able to compete against these venture capital businesses for attractive investments, particularly as a lead investor in capital-intensive companies.

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

Generally, to be eligible to elect BDC status, a company must primarily engage in the business of furnishing capital and making significant managerial assistance available to companies that do not have ready access to capital through conventional financial channels.  Such companies that satisfy certain additional criteria described below are termed "eligible portfolio companies."  In general, in order to qualify as a BDC, a company must: (i) be a domestic company; (ii) have registered a class of its securities pursuant to Section 12 of the Securities Exchange Act of 1934; (iii) operate for the purpose of investing in the securities of certain types of portfolio companies, including early stage or emerging companies and businesses suffering or just recovering from financial distress (see following paragraph); (iv) make available significant managerial assistance to such portfolio companies; and (v) file a proper notice of election with the SEC.

An eligible portfolio company generally is a domestic company that is not an investment company or a company excluded from investment company status pursuant to exclusions for certain types of financial companies (such as brokerage firms, banks, insurance companies and investment banking firms) and that: (i) has a market capitalization of less than $250 million and has a class of equity securities listed on a national securities exchange, (ii) does not have a class of securities listed on a national securities exchange, or (iii) is controlled by the BDC by itself or together with others (control under the 1940 Act is presumed to exist where a person owns at least 25 percent of the outstanding voting securities of the portfolio company) and has a representative on the Board of Directors of such company.

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

The 1940 Act provides that we may not make an investment in non-qualifying assets unless at the time at least 70 percent of the value of our total assets (measured as of the date of our most recently filed financial statements) consists of qualifying assets.  Qualifying assets include: (i) securities of eligible portfolio companies; (ii) securities of certain companies that were eligible portfolio companies at the time we initially acquired their securities and in which we retain a substantial interest; (iii) securities of certain controlled companies; (iv) securities of certain bankrupt, insolvent or distressed companies; (v) securities received in exchange for or distributed in or with respect to any of the foregoing; and (vi) cash items, U.S. government securities and high quality short-term debt.  The SEC has adopted a rule permitting a BDC to invest its cash in certain money market funds.  The 1940 Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in some instances in order for the securities to be considered qualifying assets.

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

Except under certain conditions, we may sell our securities at a price that is below the prevailing net asset value per share only during the 12-month period after (i) a majority of our directors and our disinterested directors have determined that such sale would be in the best interest of us and our stockholders and (ii) the holders of a majority of our outstanding voting securities and the holders of a majority of our voting securities held by persons who are not affiliated persons of ours approve such issuances.  A majority of the disinterested directors must determine in good faith that the price of the securities being sold is not less than a price which closely approximates market value of the securities, less any distribution discount or commission.

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

In lieu of actually distributing our realized net capital gains, we as a RIC may retain all or part of our net capital gains and elect to be deemed to have made a distribution of the retained portion to our shareholders under the "designated undistributed capital gain" rules of the Code.  We currently intend to retain and so designate all of our net capital gains.  In this case, the "deemed dividend" generally is taxable to our shareholders as long-term capital gains.  Although we pay tax at the corporate rate on the amount deemed to have been distributed, our shareholders receive a tax credit equal to their proportionate share of the tax paid and an increase in the tax basis of their shares by the amount per share retained by us.

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

Under Alternative B (Current Tax Structure Employed): 100 percent of net capital gain retained by the Company and designated as "undistributed capital gain" or deemed dividend:

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

Although we received SEC certifications for 1999-2007, there can be no assurance that we will receive such certification for subsequent years (to the extent we need additional certifications as a result of changes in our portfolio).  In 2008, we qualified for RIC treatment even without certification.  If we require, but fail to obtain, the SEC certification for a taxable year, we may fail to qualify as a RIC for such year.  We will also fail to qualify as a RIC for a taxable year if we do not satisfy the Income Source Rule or Income Distribution Rule for such year.  In the event we do not qualify as a RIC for any taxable year, we will be subject to federal tax with respect to all of our taxable income, whether or not distributed.  In addition, all our distributions to shareholders in that situation generally will be taxable as ordinary dividends.

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

Subsidiaries

Harris & Harris Enterprises, Inc.SM ("Enterprises"), is a 100 percent wholly owned subsidiary of the Company and is consolidated in our financial statements.  Enterprises is a partner in Harris Partners I, L.P., and is taxed as a C Corporation.  Harris Partners I, L.P.SM, is a limited partnership. Harris Partners I, L.P., owned our interest in AlphaSimplex Group, LLC, until AlphaSimplex was sold to Natixis Global Asset Management.  We received our share of the proceeds on October 30, 2007.  The partners of Harris Partners I, L.P., are Harris & Harris Enterprises, Inc. (sole general partner) and the Company (sole limited partner).

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

Employees

We currently employ directly 11 full-time employees.

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

The recent financial crisis could increase the non-performance risk for our portfolio companies.

The global financial markets are in turmoil, and the economies of the U.S. and many other countries are in recession, which may be severe and prolonged.  This status results in severely diminished opportunities for liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about overall economic stability, and there can be no assurance against further decline.  These conditions adversely affect the availability of capital to meet the funding needs of our portfolio companies as the majority of our portfolio companies, and venture-backed companies in general, have negative cash flows, and thus require follow-on financings to continue operations.   A substantial decrease in the availability of this necessary capital would dramatically increase the risk of these companies.  We define non-performance as the risk that a portfolio company will be unable to raise additional capital.  In these circumstances, the portfolio company could be recapitalized at a valuation significantly lower than the post-money valuation implied by our valuation method, sold at a loss to our investment or shut down.

A continuing lack of initial public offering opportunities and a decrease in merger and acquisition transactions may cause companies to stay in our portfolio longer, leading to lower returns, write-downs and write-offs.

Beginning in about 2001, many fewer venture capital-backed companies per annum have been able to complete initial public offerings (IPOs) than in the years of the previous decade.  Moreover, in 2008, according to the National Venture Capital Association, there were only six venture capital-backed companies that completed IPOs, the fewest annual venture-backed offerings since 1977.  There were no venture-backed IPOs in the fourth quarter of 2008.  In 2008, according to Dow Jones VentureSource, the venture capital-backed companies that completed IPOs had a median age of about 8.3 years.  Also according to Dow Jones VentureSource, the market for mergers and acquisitions ("M&A") during 2008 experienced a drop in the number of transactions by 28.8 percent and in median transaction price by 50 percent.

Now that some of our companies are becoming more mature, a continuing lack of IPO opportunities and decrease in the number and size of M&A transactions for venture capital-backed companies could lead to companies staying longer in our portfolio as private entities that may require additional funding.  In the best case, such stagnation would dampen returns, and in the worst case, could lead to write-downs and write-offs as some companies run short of cash and have to accept lower valuations in private financings or are not able to access additional capital at all.  A continuing lack of IPO opportunities and the decrease in the number and size of M&A transactions for venture capital-backed companies are also causing some venture capital firms to change their strategies.  Accordingly, some venture capital firms are reducing funding of their portfolio companies, making it more difficult for such companies to access capital and to fulfill their potential.  In some cases this leads to write-downs and write-offs of such companies by other venture capital firms, such as ourselves, who are co-investors in such companies.

Investing in small, private companies involves a high degree of risk and is highly speculative.

We have invested a substantial portion of our assets in privately held development stage or start-up companies, the securities of which are inherently illiquid.  These businesses tend to lack management depth, to have limited or no history of operations and to have not attained profitability.  Companies commercializing products enabled by nanotechnology or microsystems are especially risky, involving scientific, technological and commercialization risks.  Because of the speculative nature of these investments, these securities have a significantly greater risk of loss than traditional investment securities.  Some of our venture capital investments are likely to be complete losses or unprofitable, and some will never realize their potential.  We have been and will continue to be risk seeking rather than risk averse in our approach to venture capital and other investments.  Neither our investments nor an investment in our common stock is intended to constitute a balanced investment program.

We may invest in companies working with technologies or intellectual property that currently have few or no proven commercial applications.

Nanotechnology, in particular, is a developing area of technology, of which much of the future commercial value is unknown, difficult to estimate and subject to widely varying interpretations.  It is sets of enabling technologies that are applicable to a diverse set of industries.  As such, nanotechnology-enabled products must compete against existing products or enable a completely new product in a given industry.  There are as of yet relatively few nanotechnology-enabled products commercially available.  The timing of additional future commercially available nanotechnology-enabled products and the industries on which nanotechnology will have the most significant impact is highly uncertain.

Our portfolio companies may not successfully develop, manufacture or market their products.

The technology of our portfolio companies is new and in many cases unproven.  Their potential products require significant and lengthy product development, manufacturing and marketing efforts. To date, many of our portfolio companies have not developed any commercially available products.  In addition, our portfolio companies may not be able to manufacture successfully or to market their products in order to achieve commercial success.  Further, the products may never gain commercial acceptance.  If our portfolio companies are not able to develop, manufacture or market successful nanotechnology-enabled products, they will be unable to generate product revenue or build sustainable or profitable businesses.  Adverse conditions in the target markets of our portfolio companies may limit or prevent commercial success regardless of the contribution of nanotechnology to these products.

Our portfolio companies working with nanotechnology and microsystems may be particularly susceptible to intellectual property litigation.

Research and commercialization efforts in nanotechnology and microsystems are being undertaken by a wide variety of government, academic and private corporate entities.  As additional commercially viable applications of nanotechnology emerge, ownership of intellectual property on which these products are based may be contested.  From time to time, our portfolio companies are or have been involved in intellectual property disputes and litigation.  Any litigation over the ownership of, or rights to, any of our portfolio companies’ technologies or products could have a material adverse effect on those companies’ values.

The value of our portfolio could be adversely affected if the technologies utilized by our portfolio companies are found, or even rumored or feared, to cause health or environmental risks, or if legislation is passed that limits the commercialization of any of these technologies.

Nanotechnology has received both positive and negative publicity and is the subject increasingly of public discussion and debate. For example, debate regarding the production of materials that could cause harm to the environment or the health of individuals could raise concerns in the public’s perception of nanotechnology, not all of which might be rational or scientifically based. Nanotechnology in particular is currently the subject of health and environmental impact research.  If health or environmental concerns about nanotechnology or microsystems were to arise, whether or not they had any basis in fact, our portfolio companies might incur additional research, legal and regulatory expenses, and might have difficulty raising capital or marketing their products.  Government authorities could, for social or other purposes, prohibit or regulate the use of nanotechnology. Legislation could be passed that could circumscribe the commercialization of any of these technologies.

Our Nanotech for Cleantech™ portfolio is currently the largest and fastest growing portion of our venture capital portfolio, and, therefore, fluctuations in its value may adversely affect our net asset value per share to a greater degree than other sectors of our portfolio.

The fastest growing portion of our portfolio is our Nanotech for Cleantech™ portfolio, which consists of companies commercializing nanotechnology-enabled products targeted at cleantech-related markets.  There are risks in investing in companies that target cleantech-related markets, including the rapid and sometimes dramatic price fluctuations of commodities, particularly oil and public equities, the reliance on the capital and debt markets to finance large capital outlays and the dependence on government subsidies to be cost-competitive with non-cleantech solutions. For example, the attractiveness of alternative methods for the production of biobutanol and biodiesel can be adversely affected by a decrease in the demand or price of oil.  The demand for solar cells is driven primarily by government subsidies and the availability of credit to finance the purchase and installation of the system.   Adverse developments in any of these sectors may significantly affect the value of our Nanotech for Cleantech portfolio, and thus our venture capital portfolio as a whole.  Additionally, companies with alternative energy (cleantech) platforms are currently in favor with the media and investors.  Cleantech companies in general may have a harder time accessing capital in the future if this level of interest subsides.

Our portfolio companies may generate revenues from the sale of products that are not enabled by nanotechnology.

We consider a company to be enabled by nanotechnology or microsystems if a product or products, or intellectual property covering a product or products, that we consider to be at the microscale or smaller is material to its business plan.  The core business of some of these companies may not be nanotechnology-enabled products, and, therefore, their success or failure may not be dependent upon the nanotechnology aspects of their business.  In addition to developing products that we consider nanotechnology, some of these companies may also develop products that we do not consider enabled by nanotechnology.  Some of these companies will generate revenues from the sale of non-nanotechnology-enabled products.  Additionally, it is possible that a portfolio company may decide to change its business focus after our initial investment and decide to develop and commercialize non-nanotechnology-enabled products.

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

Unfavorable regulatory changes could impair our ability to engage in liquidity events.

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

Risks related to our Company.

Our business may be adversely affected by the recent financial crisis and our ability to access the capital markets.

 The global financial markets are in turmoil, and the economies of the U.S. and many other countries are in recession, which may be severe and prolonged.  This status results in severely diminished opportunities for liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about overall economic stability, and there can be no assurance against further decline.  We are unable to predict the likely duration and severity of this global financial turmoil, and if the current uncertainty continues or economic conditions further deteriorate, our business and the business of our portfolio companies could be materially and adversely affected.

Our business and results of operations could be impacted adversely by a number of follow-on effects of the financial crisis, including the inability of our portfolio companies to obtain sufficient financing to continue to operate as a going concern, an increase in our funding costs or the limitation on our access to the capital markets.  A prolonged period of market illiquidity may have an adverse effect on our business, financial condition, and results of operations.  Our nonperforming assets are likely to increase, and the value of our portfolio is likely to decrease during these periods.  These events could limit our investment activity, limit our ability to grow and negatively impact our operating results.

The financial crisis and changes in regulations of the financial industry have adversely affected coverage of us by financial analysts.  A number of analysts that have covered us in the past are no longer able to continue to do so owing to changes in employment, to restrictions on the size of companies they are allowed to cover and/or their firms have shut down operations.  An inability to attract analyst coverage may adversely affect our ability to raise capital from investors, particularly institutional investors.  Our inability to access the capital markets on favorable terms, or at all, may adversely affect our future financial performance.  The inability to obtain adequate financing capital sources could force us to seek debt financing, self-fund strategic initiatives or even forgo certain opportunities, which in turn could potentially harm our current and future performance.

Because there is generally no established market in which to value our investments, our Valuation Committee’s value determinations may differ materially from the values that a ready market or third party would attribute to these investments.

There is generally no public market for the private equity securities in which we invest.  Pursuant to the requirements of the 1940 Act, we value all of the private equity securities in our portfolio at fair value as determined in good faith by a committee of independent members of our Board of Directors, which we call the Valuation Committee, pursuant to Valuation Procedures established by the Board of Directors.  Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment pursuant to specified valuation principles and processes.  We are required by the 1940 Act to value specifically each individual investment on a quarterly basis and record unrealized depreciation for an investment that we believe has become impaired.  Conversely, we must record unrealized appreciation if we believe that a security has appreciated in value.  Our valuations, although stated as a precise number, are necessarily within a range of values that vary depending on the significance attributed to the various factors being considered.

We use the Black-Scholes-Merton option pricing model to determine the fair value of warrants held in our portfolio.  Option pricing models, including the Black-Scholes-Merton model, require the use of subjective input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  In the Black-Scholes-Merton model, variations in the expected volatility or expected term assumptions have a significant impact on fair value.  Because the securities underlying the warrants in our portfolio are not publicly traded, many of the required input assumptions are more difficult to estimate than they would be if a public market for the underlying securities existed.

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

In the venture capital industry, even when a portfolio of early-stage, high-technology venture capital investments proves to be profitable over the portfolio's lifetime, it is common for the portfolio's value to undergo a so-called "J-curve" valuation pattern.  This means that when reflected on a graph, the portfolio’s valuation would appear in the shape of the letter "J," declining from the initial valuation prior to increasing in valuation.  This J-curve valuation pattern results from write-downs and write-offs of portfolio investments that appear to be unsuccessful, prior to write-ups for portfolio investments that prove to be successful.  Because early-stage companies typically have negative cash flow and are by their nature inherently fragile, a valuation process can more readily substantiate a loss of value than an increase in value.   Even if our venture capital investments prove to be profitable in the long run, such J-curve valuation patterns could have a significant adverse effect on our net asset value per share and the value of our common stock in the interim.  Over time, as we continue to make additional nanotechnology investments, this J-curve pattern may be less relevant for our portfolio as a whole, because the individual J-curves for each investment, or series of investments, may overlap with previous investments at different stages of their J-curves.

Changes in valuations of our privately held, early stage companies tend to be more volatile than changes in prices of publicly traded securities.

Investments in privately held, early-stage companies are inherently more volatile than investments in more mature businesses.  Such immature businesses are inherently fragile and easily affected by both internal and external forces.  Our investee companies can lose much or all of their value suddenly in response to an internal or external adverse event.  Conversely, these immature businesses can gain suddenly in value in response to an internal or external positive development.  Moreover, because our ownership interests in such investments are generally valued only at quarterly intervals by our Valuation Committee, a committee made up of all of the independent members of our Board of Directors, changes in valuations from one valuation point to another tend to be larger than changes in valuations of marketable securities which are revalued in the marketplace much more frequently, in some highly liquid cases, virtually continuously.  Information pertinent to our portfolio companies is not always known immediately by us, and, therefore, its availability for use in determining value may not always coincide with the timeframe of our valuations required by the federal securities laws.

We expect to continue to experience material write-downs of securities of portfolio companies.

Write-downs of securities of our privately held companies have always been a by-product and risk of our business.  We expect to continue to experience material write-downs of securities of privately held portfolio companies.  Write-downs of such companies occur at all stages of their development.  Such write-downs may increase in dollar terms, frequency and as a percentage of our net asset value as our dollar investment activity in privately held companies continues to increase, and the number of such holdings in our portfolio continues to grow.  Because the average size of each of our investments in nanotechnology has increased from year to year and continues to increase, the average size of our write-downs may also increase.

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

We are dependent upon the diligence and skill of our senior management and other key advisers for the selection, structuring, closing and monitoring of our investments.  We utilize lawyers, and we utilize outside consultants, including one of our directors, Lori D. Pressman, to assist us in conducting due diligence when evaluating potential investments.  There is generally no publicly available information about the companies in which we invest, and we rely significantly on the diligence of our employees and advisers to obtain information in connection with our investment decisions.  Our future success, to a significant extent, depends on the continued service and coordination of our senior management team, particularly on Douglas W. Jamison, our Chairman and Chief Executive Officer and a Managing Director, who was designated by our Board of Directors as the successor to Mr. Harris upon his retirement in his positions of Chairman and Chief Executive Officer as of January 1, 2009; on Daniel B. Wolfe, our President, Chief Operating Officer, Chief Financial Officer and a Managing Director; on Alexei A. Andreev and Michael A. Janse, each an Executive Vice President and Managing Director; and on Sandra M. Forman, our General Counsel, Chief Compliance Officer and Director of Human Resources.  The departure of any of our executive officers, key employees or advisers could materially adversely affect our ability to implement our business strategy.  We do not maintain for our benefit any key-man life insurance on any of our officers or employees.

We will need to hire additional employees as the size of our portfolio increases.

We anticipate that it will be necessary for us to add investment professionals with expertise in venture capital and/or nanotechnology and administrative and support staff to accommodate the increasing size of our portfolio.  We may need to provide additional scientific, business, accounting, legal or investment training for our hires.  There is competition for highly qualified personnel.  We may not be successful in our efforts to recruit and retain highly qualified personnel because the expenses that we incur as a heavily regulated, publicly held company preclude our paying as high a percentage of our total expenses in cash compensation for employees as the private partnerships with which we compete.  Although we have the advantage of offering equity incentive compensation, unlike those private partnerships, we cannot permit co-investment in our investments by our employees, and we cannot give our employees 20 percent or higher carried interests in our investments as incentive compensation taxable as long-term capital gains.

The market for venture capital investments, including nanotechnology investments, is highly competitive.

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

We currently intend to qualify as a RIC for 2009 under the Code.  As a RIC, we do not have to pay federal income taxes on our income (including realized gains) that is distributed to our shareholders.  Accordingly, we are not permitted under accounting rules to establish reserves for taxes on our unrealized capital gains.  If we failed to qualify for RIC status in 2009 or beyond, to the extent that we had unrealized gains, we would have to establish reserves for taxes, which would reduce our net asset value, accordingly.  In addition, if we, as a RIC, were to decide to make a deemed distribution of net realized capital gains and retain the net realized capital gains, we would have to establish appropriate reserves for taxes that we would have to pay on behalf of shareholders.  It is possible that establishing reserves for taxes could have a material adverse effect on the value of our common stock.

We operate in a heavily regulated environment, and changes to, or non-compliance with, regulations and laws could harm our business.

We are subject to substantive SEC regulations as a BDC.  Securities and tax laws and regulations governing our activities may change in ways adverse to our and our shareholders’ interests, and interpretations of these laws and regulations may change with unpredictable consequences.  Any change in the laws or regulations that govern our business could have an adverse impact on us or on our operations.  Changing laws, regulations and standards relating to corporate governance, valuation and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, new federal accounting standards and Nasdaq Stock Market rules, are creating additional expense and uncertainty for publicly held companies in general, and for BDCs in particular.  These new or changed laws, regulations and standards are subject to varying interpretations in many cases because of their lack of specificity, and as a result, their application in practice may evolve over time, which may well result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We are committed to maintaining high standards of corporate governance and public disclosure.  As a result, our efforts to comply with evolving laws, regulations and standards have and will continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting has required the commitment of significant financial and managerial resources.

Moreover, even though BDCs are not mutual funds, they must comply with several of the regulations applicable to mutual funds, such as the requirement for the implementation of a comprehensive compliance program and the appointment of a Chief Compliance Officer.  Further, our Board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties.  As a result, we may have difficulty attracting and retaining qualified Board members and executive officers, which could harm our business, and we have significantly increased both our coverage under, and the related expense for, directors' and officers' liability insurance.  If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, our reputation may be harmed. Also, as business and financial practices continue to evolve, they may render the regulations under which we operate less appropriate and more burdensome than they were when originally imposed.  This increased regulatory burden is causing us to incur significant additional expenses and is time consuming for our management, which could have a material adverse effect on our financial performance.

Market prices of our common stock will continue to be volatile.

We expect that the market price of our common stock price will continue to be volatile.  The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

•	stock market and capital markets conditions;

•	internal developments in our Company with respect to our personnel, financial condition and compliance with all applicable regulations;

•	announcements regarding any of our portfolio companies;

•	announcements regarding developments in the nanotechnology or cleantech-related fields in general;

•	environmental and health concerns regarding nanotechnology, whether real or perceptual;

•	announcements regarding government funding and initiatives related to the development of nanotechnology or cleantech-related products;

•	general economic conditions and trends; and/or

•	departures of key personnel.

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

As a RIC, we must annually distribute at least 90 percent of our investment company taxable income as a dividend and may either distribute or retain our realized net capital gains from investments.  As a result, these earnings may not be available to fund investments.  If we fail to generate net realized capital gains or to obtain funds from outside sources, it would have a material adverse effect on our financial condition and results of operations as well as our ability to make follow-on and new investments.  Because of the structure and objectives of our business, we generally expect to experience net operating losses and rely on proceeds from sales of investments, rather than on investment income, to defray a significant portion of our operating expenses.  These sales are unpredictable and may not occur.  In addition, as a BDC, we are generally required to maintain a ratio of at least 200 percent of total assets to total borrowings and preferred stock, which may restrict our ability to borrow to fund these requirements.  Lack of capital could curtail our investment activities or impair our working capital.

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

Our investment objective and strategies result in a high degree of risk in our investments and may result in losses in the value of our investment portfolio.  Our investments in portfolio companies are highly speculative and, therefore, an investor in our common stock may lose his or her entire investment.  The value of our common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or all of the amount invested in our common stock. The securities markets frequently experience extreme price and volume fluctuations that affect market prices for securities of companies in general, and technology and very small capitalization companies in particular.  Because of our focus on the technology and very small capitalization sectors, and because we are a very small capitalization company ourselves, our stock price is especially likely to be affected by these market conditions.  General economic conditions, and general conditions in nanotechnology and in the semi-conductor and information technology, life sciences, materials science and other high technology industries, including cleantech, may also affect the price of our common stock.

Our shares might trade at discounts from net asset value or at premiums that are unsustainable over the long term.

Shares of BDCs like us may, during some periods, trade at prices higher than their net asset value and during other periods, as frequently occurs with closed-end investment companies, trade at prices lower than their net asset value.  The possibility that our shares will trade at discounts from net asset value or at premiums that are unsustainable over the long term are risks separate and distinct from the risk that our net asset value per share will decrease.  The risk of purchasing shares of a BDC that might trade at a discount or unsustainable premium is more pronounced for investors who wish to sell their shares in a relatively short period of time because, for those investors, realization of a gain or loss on their investments is likely to be more dependent upon changes in premium or discount levels than upon increases or decreases in net asset value per share.  Our common stock may not trade at a price higher than or equal to net asset value per share.  On December 31, 2008, our stock closed at $3.95 per share, a discount of $0.29 to our net asset value per share of $4.24 as of December 31, 2008.

The Board of Directors intends to grant stock options to our employees pursuant to the Company's Equity Incentive Plan.  When exercised, these options may have a dilutive effect on existing shareholders.

In accordance with the Company’s Equity Incentive Plan, the Company’s Board of Directors may grant options from time to time for up to 20 percent of the total shares of stock issued and outstanding.  When options are exercised, net asset value per share will decrease if the net asset value per share at the time of exercise is higher than the exercise price.  Alternatively, net asset value per share will increase if the net asset value per share at the time of exercise is lower than the exercise price.  Therefore, existing shareholders will be diluted if the net asset value per share at the time of exercise is higher than the exercise price of the options.  Even though issuance of shares pursuant to exercises of options increases the Company's capital, and regardless of whether such issuance results in increases or decreases in net asset value per share, such issuance results in existing shareholders owning a smaller percentage of the shares outstanding.

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

On July 1, 2008, we signed a five-year lease for approximately 2,290 square feet of office space at 420 Florence Street, Suite 200, Palo Alto, California  94301, commencing on August 1, 2008, and expiring on August 31, 2013.

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

2008 Quarter Ending	Low	High

March 31	$5.76	$8.98
June 30	$6.00	$8.73
September 30	$4.97	$8.50
December 31	$3.10	$6.58

2007 Quarter Ending	Low	High

March 31	$11.00	$13.58
June 30	$11.01	$14.32
September 30	$9.51	$11.79
December 31	$8.00	$11.10

Shareholders

As of March 12, 2009, there were approximately 149 holders of record of the Company's common stock. As of February 13, 2009, there were approximately 20,066 beneficial owners of the Company's common stock.

Dividends

We did not pay a cash dividend or declare a deemed dividend for 2008 or 2007.  For more information about deemed dividends, please refer to the discussion under “Subchapter M Status.”

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION
As of December 31, 2008

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))

Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,638,213	$9.30	(1)

Equity compensation plans not approved by security holders	-	-	-

TOTAL	4,638,213	$9.30	(1)

(1) A maximum of twenty percent (20%) of our total shares of our common stock issued and outstanding will be available for awards under the plan, subject to adjustment as described below.  Shares issued under the plan may be authorized but unissued shares or treasury shares.  If any shares subject to an award granted under the plan are forfeited, cancelled, exchanged or surrendered, or if an award terminates or expires without a distribution of shares, or if shares of stock are surrendered or withheld as payment of the exercise price of an award, those shares will again be available for awards under the plan.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities during 2008 that were not registered under the Securities Act of 1933.

Performance Graph

The graph below compares the cumulative five-year total return of holders of the Company's common stock with the cumulative total returns of the Nasdaq Composite index and the Nasdaq Financial index.  The graph assumes that the value of the investment in the Company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2003 and tracks it through December 31, 2008.

	12/03	12/04	12/05	12/06	12/07	12/08

Harris & Harris Group, Inc.	100.00	142.06	120.56	104.86	76.24	34.26
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
NASDAQ Financial	100.00	113.05	120.15	138.66	125.59	85.29

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

Financial Position as of December 31:

	2008	2007	2006	2005	2004

Total assets	$111,627,601	$142,893,332	$118,328,590	$132,938,120	$79,361,451

Total liabilities	$2,096,488	$4,529,988	$4,398,287	$14,950,378	$4,616,652

Net assets	$109,531,113	$138,363,344	$113,930,303	$117,987,742	$74,744,799

Net asset value per outstanding share	$4.24	$5.93	$5.42	$5.68	$4.33

Cash dividends paid	$0.00	$0.00	$0.00	$0.00	$0.00

Cash dividends paid per outstanding share	$0.00	$0.00	$0.00	$0.00	$0.00

Shares outstanding, end of year	25,859,573	23,314,573	21,015,017	20,756,345	17,248,845

Operating Data for Year Ended December 31:

	2008	2007	2006	2005	2004

Total investment income	$1,987,347	$2,705,636	$3,028,761	$1,540,862	$637,562

Total expenses1	$12,674,498	$14,533,179	$10,641,696	$7,006,623	$4,046,341

Net operating loss	$(10,687,151)	$(11,827,543)	$(7,612,935)	$(5,465,761)	$(3,408,779)

Total tax expense (benefit) 2	$34,121	$87,975	$(227,355)	$8,288,778	$650,617

Net realized (loss) income from investments	$(8,323,634)	$30,162	$258,693	$14,208,789	$858,503

Net (increase) decrease in unrealized depreciation on investments	$(30,170,712)	$5,080,936	$(4,418,870)	$(2,026,652)	$484,162

Net (decrease) increase in net assets resulting from operations	$(49,181,497)	$(6,716,445)	$(11,773,112)	$6,716,376	$(2,066,114)

(Decrease) increase in net assets resulting from operations per average outstanding share	$(1.99)	$(0.30)	$(0.57)	$0.36	$(0.13)

1 Included in total expenses is non-cash, stock-based, compensation expense of $5,965,769 in 2008; $8,050,807 in 2007; and $5,038,956 in 2006.  There was no stock-based compensation expense in 2005 or 2004.  Also included in total expenses are the following profit-sharing expenses:  $0 in each of 2008 and 2007; $50,875 in 2006; $1,796,264 in 2005; and $311,594 in 2004.

2 Included in total tax expense are the following taxes paid by the Company on behalf of shareholders: $0 in each of 2008, 2007 and 2006; $8,122,367 in 2005; and $0 in 2004.

Item7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with the Company's 2008 Consolidated Financial Statements and notes thereto.

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

Background and Overview

We incorporated under the laws of the state of New York in August 1981.  In 1983, we completed an initial public offering.  In 1984, we divested all of our assets except Otisville BioTech, Inc., and became a financial services company with the investment in Otisville as the initial focus of our business activity.

In 1992, we registered as an investment company under the 1940 Act, commencing operations as a closed-end, non-diversified investment company.  In 1995, we elected to become a business development company subject to the provisions of Sections 55 through 65 of the 1940 Act.

 We have discretion in the investment of our capital.  Primarily, we invest in illiquid equity securities.  Generally, these investments take the form of preferred stock, are subject to restrictions on resale and have no established trading market.  Throughout our corporate history, we have made primarily early stage venture capital investments in a variety of industries.  We define venture capital as the money and resources made available to privately held start-up firms and privately held and publicly traded small businesses with exceptional growth potential.  These businesses can range in stage from pre-revenue to cash flow positive.  These businesses tend to be thinly capitalized, unproven, small companies that lack management depth, have little or no history of operations and are developing unproven technologies.  At December 31, 2008, $56,965,153, or 52.0 percent, of our net assets at fair value consisted of private venture capital investments, net of unrealized depreciation of $34,124,848.  At December 31, 2007, $78,110,384, or 56.5 percent, of our net assets at fair value consisted of private venture capital investments, net of unrealized depreciation of $4,567,144.

Since our investment in Otisville in 1983 through December 31, 2008, we have made a total of 84 venture capital investments, including four private placement investments in securities of publicly traded companies.  We have exited 50 of these 84 investments, realizing total proceeds of $143,923,354 on our invested capital of $60,549,559.  As measured from first dollar in to last dollar out, the average and median holding periods for these 50 investments were 3.68 years and 3.20 years, respectively.  As measured by the 173 separate rounds of investment within these 50 investments, the average and median holding periods for the 173 separate rounds of investment were 2.86 years and 2.53 years, respectively.

In 1994, we made our first nanotechnology investment.  From August 2001 through December 31, 2008, all 42 of our initial investments have been in companies commercializing or integrating products enabled by nanotechnology or microsystems.  We use the term "tiny technology" to describe both of these disciplines.  From August 2001 through December 31, 2008, we have invested a total (before any subsequent write-ups, write-downs or dispositions) of $104,414,712 in these companies.

We currently have 33 active tiny technology companies in our portfolio, including one investment made prior to 2001.  At December 31, 2008, from first dollar in, the average and median holding periods for these 33 active tiny technology investments were 3.67 years and 3.62 years, respectively.

Our cumulative dollars invested in nanotechnology and microsystems increased from $489,999 for the year ended December 31, 2001, to $104,414,712 through December 31, 2008.

The following is a summary of our initial and follow-on investments in nanotechnology over the past five years.  We consider a "round led" to be a round where we were the new investor or the leader of a set of new investors in an investee company.  Typically, but not always, the lead investor negotiates the price and terms of a deal with the investee company.

	2004	2005	2006	2007	2008

Total Incremental Investments	$14,837,846	$16,251,339	$24,408,187	$20,595,161	$17,779,462

No. of New Investments	8	4	6	7	4

No. of Follow-On Investment Rounds	21	13	14	20	25

No. of Rounds Led	2	0	7	3	4

Average Dollar Amount – Initial	$911,625	$1,575,000	$2,383,424	$1,086,441	$683,625

Average Dollar Amount – Follow- On	$359,278	$765,488	$721,974	$649,504	$601,799

We value our private venture capital investments each quarter as determined in good faith by our Valuation Committee, a committee of all our independent directors, within guidelines established by our Board of Directors in accordance with the 1940 Act.  (See "Footnote to Consolidated Schedule of Investments" contained in "Item 8.  Consolidated Financial Statements and Supplementary Data.")

In the years 2004 through 2008, the Company recorded the following gross write-ups in privately held securities as a percentage of net assets at the beginning of the year ("BOY"), gross write-downs in privately held securities as a percentage of net assets at the beginning of the year, and net write-ups/(write-downs) in privately held securities as a percentage of net assets at the beginning of the year.

	2004	2005	2006	2007	2008

Net Asset Value, BOY	$40,682,738	$74,744,799	$117,987,742	$113,930,303	$138,363,344

Gross Write-Downs During Year	$(5,711,229)	$(3,450,236)	$(4,211,323)	$(7,810,794)	$(39,671,588)

Gross Write-Ups During Year	$6,288,397	$23,485,176	$279,363	$11,694,618	$820,559

Gross Write-Downs as a Percentage of Net Asset Value, BOY	-14.04%	-4.62%	-3.57%	-6.86%	-28.67%

Gross Write-Ups as a Percentage of Net Asset Value, BOY	15.46%	31.42%	0.24%	10.26%	0.59%

Net Write-Downs/Write-Ups as a Percentage of Net Asset Value, BOY	1.42%	26.8%	-3.33%	3.40%	-28.08%

During the year ended December 31, 2008, we recorded gross write-downs of $39,671,588. These write-downs primarily reflect the non-performance risk associated with our portfolio companies in the current business environment.  This non-performance risk accounted for approximately 60 percent of the $39,671,588 in gross write-downs and applied to approximately 50 percent of our portfolio companies.  The remaining 40 percent of write-downs reflected adjustments of valuations relating to specific fundamental developments unique to particular portfolio companies. We define non-performance risk as the risk that a portfolio company will be: (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation.  Our best estimate of the non-performance risk of our portfolio companies has been quantified and included in the valuation of the companies as of December 31, 2008.

The increase or decrease in the value of our venture capital investments does not affect the day-to-day operations of the Company, as we have no debt and fund our venture capital investments and daily operating expenses from interest earned and proceeds from the sales of our investments in U.S. government and agency obligations, which is where we hold our cash.  As of December 31, 2008, we held $52,983,940 in U.S. government obligations.

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

Current Business Environment

We continually examine our approach to investing activities based on the market conditions at the time of investment.  The slowdown in global economic activities that began with the intensification of the housing and credit crises during the third quarter of 2008 resulted in a global devaluation of assets.  For example, between the beginning and end of the fourth quarter of 2008, the Dow Jones Industrial Average dropped 19.1 percent, the S&P 500 dropped 22.5 percent, and the Nasdaq dropped 24.6 percent.  From December 31, 2007, to December 31, 2008, the Dow Jones Industrial Average dropped by 33.8 percent, the S&P 500 dropped 38.5 percent and the Nasdaq dropped 40.5 percent.  We view this devaluing process as both a concern and an opportunity.  We have historically not used leverage or debt financing when making an investment; thus, we continue to finance our new and follow-on investments from our cash reserves, currently invested in U.S. treasury obligations.  We have considered how the current conditions will affect how we will fund our own portfolio based on the potential for an increased time to liquidity event, how we will make new investments, what our pace of investment will be and how we will syndicate with others.

Many of our portfolio companies are cash flow negative and, therefore, need additional rounds of financing to continue operations.  Articles published in newspapers such as The Wall Street Journal, The New York Times, The Financial Times and other sources present data that supports the conclusion that the availability of capital has been severely affected by this economic downturn. Many venture capital firms, including us, are evaluating their investment portfolios carefully to assess future potential capital needs.  In the current business climate, this evaluation may result in a decrease in the number of companies we decide to finance going forward or may increase the number of companies we decide to sell before reaching their full potential.  Our ownership in portfolio companies that we decide to stop funding may be subject to punitive action that reduces or eliminates value.  This could result in an unprofitable investment or a complete loss of invested funds.   If we decide to proceed with a follow-on investment, these rounds of financing may occur at valuations lower than those at which we invested originally.

From conversations with venture capitalists, we believe that this continued collapse in public market asset prices, the growing intensity of the slowdown in global economic activities, and the quick response being taken by venture capitalists to adjust their plans for new and follow-on investments has resulted in another collapse in the venture market.  This conclusion is supported by the results of a survey conducted by the National Venture Capital Association that showed "92 percent of venture capitalists are predicting a slowing of venture investment in 2009."  Similar to 2008, we expect that our investment pace for new investments will decrease as compared with recent years as we monitor the state of the capital markets. We do not, however, intend to stop making investments and will continue to evaluate investments in companies enabled by nanotechnology and microsystems.  Our aim is to preserve our cash and manage our current operating expenses to enable us to make follow-on investments in current portfolio companies and to look for new investment opportunities.  In July 2008, the SEC amended a rule expanding the definition of eligible portfolio companies in which BDCs can invest to include publicly traded securities of companies with a market capitalization of less than $250 million.  We believe this action greatly increases our opportunity to invest in public companies involved in nanotechnology.  As of December 31, 2008, approximately 51 percent of companies listed on a major U.S. stock exchange had market capitalizations of less than $250 million.  Although we do not currently have any investments in publicly traded securities in our portfolio, we intend to adjust our investment focus, as needed, to comply with and/or take advantage of the new rule, as well as other regulatory, legislative, administrative or judicial actions in this area.

For new and follow-on investments, we generally syndicate with other venture capital firms and corporate investors.  We plan to continue this approach, while taking into account that the current economic turmoil has affected the availability of capital to our potential co-investors, particularly firms that manage a small amount of assets.  This fact may reduce the number of potential co-investors available to us when forming syndicates.  The inability to form a syndicate of investors may decrease the number of investments made by us in both new and current portfolio companies.

Results of Operations

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

Years Ended December 31, 2008, 2007, and 2006

During the years ended December 31, 2008, 2007, and 2006, we had net decreases in net assets resulting from operations of $49,181,497, $6,716,445, and $11,773,112, respectively.

Investment Income and Expenses:

During the years ended December 31, 2008, 2007, and 2006, we had net operating losses of $10,687,151, $11,827,543, and $7,612,935, respectively.  The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expense of $5,965,769 in 2008, $8,050,807 in 2007, and $5,038,956 in 2006 associated with the granting of stock options.  During the years ended December 31, 2008, 2007, and 2006, total investment income was $1,987,347, $2,705,636, and $3,028,761, respectively.  During the years ended December 31, 2008, 2007, and 2006, total operating expenses were $12,674,498, $14,533,179, and $10,641,696, respectively.

During 2008, as compared with 2007, investment income decreased from $2,705,636 to $1,987,347, reflecting a decrease in our average holdings of U.S. government securities throughout the period and a decrease in interest rates.  During the twelve months ended December 31, 2008, our average holdings of such securities were $55,978,372, as compared with $62,184,565 during the year ended December 31, 2007.

Operating expenses, including non-cash, stock-based compensation expenses, were $12,674,498 and $14,533,179 for the twelve months ended December 31, 2008, and December 31, 2007, respectively.  The decrease in operating expenses for the twelve months ended December 31, 2008, as compared to the twelve months ended December 31, 2007, was primarily owing to decreases in salaries, benefits and stock-based compensation expenses and to decreases in administration and operations expense, professional fees and directors' fees and expenses.  Salaries, benefits and non-cash, stock-based compensation expense decreased by $1,344,671, or 11.8 percent, through December 31, 2008, as compared to December 31, 2007, primarily as a result of a decrease in non-cash expense of $2,085,038 through December 31, 2008, associated with the Harris & Harris Group, Inc. 2006 Equity Incentive Plan (the "Stock Plan"), offset by an increase in salaries and benefits owing to bonus payments and increased health insurance costs.  While the non-cash, stock-based, compensation expense for the Stock Plan increased our operating expenses by $5,965,769, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value.  The non-cash, stock-based, compensation expense and corresponding increase to our additional paid-in capital may increase in future quarters.  Administration and operations expense decreased by $272,628, or 19.0 percent, for the twelve months ended December 31, 2008, as compared with the same period in 2007, primarily as a result of a decrease in our directors' and officers' liability insurance expense, decreases in the cost of the annual report and proxy-related expenses, and decreases in fees associated with the exercise of stock options.  Professional fees decreased by $208,904, or 23.1 percent, primarily as a result of a reduction in the cost of our annual compliance program audit and a reduction in certain legal and accounting fees.  Directors' fees and expenses decreased by $67,677, or 15.6 percent, primarily as a result of fewer meetings held during the year ended December 31, 2008, as compared with the same period through December 31, 2007.

During 2007, as compared with 2006, investment income decreased from $3,028,761 to $2,705,636, reflecting a decrease in our average holdings of U.S. government securities throughout the period.  During the twelve months ended December 31, 2007, our average holdings of such securities were $62,184,565, as compared with $69,506,136 at December 31, 2006.

Operating expenses, including non-cash, stock-based compensation expenses, were $14,533,179 and $10,641,696 for the twelve months ended December 31, 2007, and December 31, 2006, respectively.  The increase in operating expenses for the twelve months ended December 31, 2007, as compared to the twelve months ended December 31, 2006, was primarily owing to increases in salaries, benefits and stock-based compensation expenses and to increases in administration and operations expense, professional fees and directors' fees and expenses.  Salaries, benefits and non-cash, stock-based compensation expense increased by $3,502,053, or 44.1 percent, through December 31, 2007, as compared to December 31, 2006, primarily as a result of an increase in non-cash expense of $3,011,851 through December 31, 2007, associated with the Stock Plan.  While the non-cash, stock-based, compensation expense for the Stock Plan increased our operating expenses by $8,050,807, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value.  The non-cash, stock-based, compensation expense and corresponding increase to our additional paid-in capital may increase in future quarters. Salaries and benefits also increased for the twelve months ended December 31, 2007, owing to an increase in our headcount as compared with that of the same period in 2006.  At December 31, 2007, we had 13 full-time employees, as compared with 10 full-time employees and one part-time employee at December 31, 2006.  Administration and operations expense increased by $182,573, or 14.6 percent, for the twelve months ended December 31, 2007, as compared with the same period in 2006, owing to an increase in Nasdaq Global Market fees related to the increase in our number of outstanding shares and increased office-related and travel expenses related to  the increase in headcount.  Professional fees increased by $165,083, or 22.4 percent, primarily as a result of an increase in legal fees, an increase in audit fees and corporate consulting costs for the audit of our compliance program.  Directors' fees and expenses increased by $94,310, or 27.7 percent, primarily as a result of additional meetings held in the period ended December 31, 2007, as compared with the period ended December 31, 2006, as well as an increase in the monthly retainers paid to committee chairs and to the Lead Independent Director.

During 2006, investment income increased, reflecting an increase in our average holdings of U.S. government securities, as our average holdings increased from $50,620,881 at December 31, 2005, to $69,506,136 at December 31, 2006, and as a result of an increase in interest rates during the year.  During 2005, investment income increased, reflecting an increase in our income on U.S. government securities, as our holdings increased from $44,622,722 at December 31, 2004 to $96,250,864 at December 31, 2005, and as a result of an increase in interest rates during the year.

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

Realized Gains and Losses from Investments:

During the year ended December 31, 2008, we realized net losses on investments of $8,323,634.  During the years ended December 31, 2007, and 2006, we had net realized income from investments of $30,162, and $258,693, respectively.  The variation in these results is primarily owing to variations in gross realized gains and losses from investments and income taxes in each of the three years.  For the years ended December 31, 2008, 2007, and 2006, we realized (losses) gains from investments, before taxes, of $(8,289,513), $118,137, and $31,338, respectively.  Income tax expense (benefit) for the years ended December 31, 2008, 2007, and 2006 was $34,121, $87,975, and $(227,355), respectively.

During the year ended December 31, 2008, we realized net losses of $8,289,513, consisting primarily of realized losses on our investments in Chlorogen, Inc., of $1,326,072, on Evolved Nanomaterial Sciences, Inc., of $2,800,000, on NanoOpto Corporation of $3,688,581, on Phoenix Molecular Corporation of $93,487, on Questech Corporation of $16,253 and on Zia Laser of $1,478,500, offset by realized gains of $1,110,821 on the sale of U.S. government securities.  During the first quarter of 2008, we received a payment of $105,714 from the NanoOpto Corporation bridge note.

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

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the year ended December 31, 2008, net unrealized depreciation on total investments increased by $30,170,712.

During the year ended December 31, 2007, net unrealized depreciation on total investments decreased by $5,080,936.

During the year ended December 31, 2006, net unrealized depreciation on total investments increased by $4,418,870.

During the year ended December 31, 2008, net unrealized depreciation on our venture capital investments increased by $29,557,704, or 647.2 percent, from net unrealized depreciation of $4,567,144 at December 31, 2007, to net unrealized depreciation of $34,124,848 at December 31, 2008, owing primarily to decreases in the valuations of the following investments held:

Investment	Amount of Write-Down

Adesto Technologies Corporation	$1,100,000
Ancora Pharmaceuticals, Inc.	299,439
BioVex Group, Inc.	2,439,250
BridgeLux, Inc.	3,624,553
Cambrios Technologies Corporation	1,297,012
Cobalt Technologies, Inc.	187,499
Crystal IS, Inc.	1,001,300
CSwitch Corporation	5,177,946
D-Wave Systems, Inc.	22,670
Ensemble Discovery Corporation	1,000,000
Innovalight, Inc.	1,927,946
Kereos, Inc.	159,743
Kovio, Inc.	761,497
Mersana Therapeutics, Inc.	1,019,613
Metabolon, Inc.	2,136,734
Molecular Imprints, Inc.	2,365,417

Investment	Amount of Write-Down

NanoGram Corporation	4,415,417
Nanomix, Inc.	980,418
Neophotonics Corporation	4,024,305
Nextreme Thermal Solutions, Inc.	2,182,133
Polatis, Inc.	276,526
PolyRemedy, Inc.	122,250
Questech Corporation	463,968
Siluria Technologies, Inc.	160,723
SiOnyx, Inc.	1,076,153
Starfire Systems, Inc.	750,000
TetraVitae Bioscience, Inc.	125,000

We also had decreases in unrealized depreciation attributable to the reversal of depreciation owing to net realized losses on Chlorogen, Inc., of $1,326,072, on Evolved Nanomaterial Sciences, Inc., of $2,800,000, on NanoOpto Corporation of $3,688,581, on Questech Corporation of $16,253 owing to a realized loss on an unexercised warrant that expired on November 19, 2008, and on Zia Laser, Inc., of $1,478,672. For the twelve months ended December 31, 2008, we had increases in the valuations of our investments in Exponential Business Development Company of $25 and Solazyme, Inc., of $820,534.  We had a decrease owing to foreign currency translation of $590,329 on our investment in D-Wave Systems, Inc. Unrealized appreciation on our U.S. government securities portfolio decreased from $640,660 at December 31, 2007, to $27,652 at December 31, 2008.

During the year ended December 31, 2007, net unrealized depreciation on our venture capital investments decreased by $3,883,825, or 46.0 percent, from $8,450,969 to $4,567,144, owing primarily to increases in the valuations of our investments in BridgeLux, Inc., of $3,699,529, Crystal IS, Inc., of $13,819, CSwitch Corporation, of $48,935, D-Wave Systems, Inc., of $202,408, Exponential Business Development Company of $2,026, Innovalight, Inc., of $3,218,216, Kovio, Inc., of $125,000, Mersana Therapeutics, Inc., of $118,378, NanoGram Corporation of $2,437,136, NeoPhotonics Corporation of $2,160, SiOnyx, Inc., of $899,566, Solazyme, Inc., of $612,291 and Zia Laser, Inc., of $6,329, offset by decreases in the valuations of our investments in Ancora Pharmaceuticals, Inc., of $100,561, Chlorogen, Inc., of  $1,326,073, Evolved Nanomaterial Sciences, Inc., of $2,800,000, Kereos, Inc., of $1,340,257, Nanomix, Inc., of $459,772, NanoOpto Corporation of $1,369,885, Polatis, Inc., of $9,534 and Questech Corporation of $404,712.  We also had an increase owing to foreign currency translation of $307,636 on our investment in D-Wave Systems, Inc.  Unrealized depreciation on our U.S. government securities portfolio decreased from $556,451 at December 31, 2006, to unrealized appreciation of $640,660 at December 31, 2007.

The net increase in unrealized depreciation on our venture capital investments in 2006 was owing primarily to decreases in the valuations of our investments in Nanomix, Inc., of $1,710,000, NanoOpto Corporation of $1,211,259, NeoPhotonics Corporation of $254,238, Polatis, Inc., of $145,228, SiOnyx, Inc., of $679,950 and Zia Laser, Inc., of $172,500, and to increases in the valuations of our investments in Crystal IS of $19,735 and Questech Corporation of $259,628.  We also had a decrease, owing to foreign currency translation, of $34,103 on our investment in D-Wave Systems, Inc.  Unrealized depreciation on our U.S. government securities portfolio increased from $69,541 at December 31, 2005, to $556,451 at December 31, 2006.

Financial Condition

December 31, 2008

 At December 31, 2008, our total assets and net assets were $111,627,601 and $109,531,113, respectively.  Our net asset value ("NAV") per share at that date was $4.24, and our shares outstanding increased to 25,859,573 at December 31, 2008.

Significant developments in the twelve months ended December 31, 2008, included a decrease in the value of our venture capital investments of $21,145,231 and a decrease in our holdings in U.S. government obligations of $7,209,653.  The decrease in the value of our venture capital investments from $78,110,384 at December 31, 2007, to $56,965,153 at December 31, 2008, resulted primarily from a decrease in the net value of our venture capital investments of $29,557,704, offset by four new and 25 follow-on investments of $17,779,462.  The decrease in the net value of our venture capital investments is primarily owing to the non-performance risk associated with our portfolio companies in the current economic environment and secondarily to adjustments of valuation to reflect specific fundamental developments unique to particular portfolio companies.  The decrease in the value of our U.S. government obligations from $60,193,593 at December 31, 2007, to $52,983,940 at December 31, 2008, is primarily owing to the payment of cash basis operating expenses of $6,397,424 and to new and follow-on venture capital investments totaling $17,779,462, offset by investment of net proceeds of $14,383,497 received through the registered direct stock offering.

The following table is a summary of additions to our portfolio of venture capital investments made during the twelve months ended December 31, 2008:

New Investment	Amount

Cobalt Technologies, Inc.	$240,000
Laser Light Engines, Inc.	$2,000,000
PolyRemedy, Inc.	$244,500
TetraVitae Bioscience, Inc.	$250,000

Follow-on Investment

Adesto Technologies Corporation	$1,052,174
Ancora Pharmaceuticals Inc.	$800,000
BioVex Group, Inc.	$200,000
BridgeLux, Inc.	$1,000,001
Cobalt Technologies, Inc.	$134,999
CFX Battery, Inc.	$526,736
CSwitch Corporation	$986,821

Follow-on Investment	Amount

CSwitch Corporation	$250,000
D-Wave Systems, Inc.	$736,019
D-Wave Systems, Inc.	$487,804
Ensemble Discovery Corporation	$250,286
Kovio, Inc.	$1,500,000
Mersana Therapeutics, Inc.	$200,000
Metabolon, Inc.	$1,000,000
NeoPhotonics Corporation	$200,000
Nextreme Thermal Solutions, Inc.	$377,580
Nextreme Thermal Solutions, Inc.	$200,000
Nextreme Thermal Solutions, Inc.	$200,000
Nextreme Thermal Solutions, Inc.	$800,000
Nextreme Thermal Solutions, Inc.	$1,050,000
Phoenix Molecular Corporation	$25,000
Phoenix Molecular Corporation	$25,000
Siluria Technologies, Inc.	$42,542
Solazyme, Inc.	$2,000,000
Solazyme, Inc.	$1,000,000

Total	$17,779,462

 The following tables summarize the values of our portfolios of venture capital investments and U.S. government obligations, as compared with their cost, at December 31, 2008, and December 31, 2007:

	December 31,
	2008	2007
Venture capital investments, at cost	$91,090,001	$82,677,528
Net unrealized depreciation (1)	34,124,848	4,567,144
Venture capital investments, at value	$56,965,153	$78,110,384

	December 31,
	2008	2007
U.S. government obligations, at cost	$52,956,288	$59,552,933
Net unrealized appreciation (1)	27,652	640,660
U.S. government obligations, at value	$52,983,940	$60,193,593

(1)At December 31, 2008, and December 31, 2007, the net accumulated unrealized depreciation on investments was $34,097,196 and $3,926,484, respectively.

December 31, 2007

At December 31, 2007, our total assets and net assets were $142,893,332 and $138,363,344, respectively.  Our net asset value ("NAV") per share at that date was $5.93, and our shares outstanding increased to 23,314,573 at December 31, 2007.

 During the twelve months ended December 31, 2007, significant developments included an increase in the value of our venture capital investments of $24,442,553 and an increase in the value of our investment in U.S. government obligations of $1,537,446.  The increase in the value of our venture capital investments, from $53,667,831 at December 31, 2006, to $78,110,384 at December 31, 2007, resulted primarily from seven new and 20 follow-on investments and by a net increase of $3,883,825 in the net value of our venture capital investments.  The increase in the value of our U.S. government obligations, from $58,656,147 at December 31, 2006, to $60,193,593  at December 31, 2007, is primarily owing to the use of net proceeds of $12,993,168 received through a registered stock offering and proceeds received from stock option exercises of $10,105,511, offset by a payment of $80,236 for federal tax and interest and penalties, profit sharing payments of $261,661, net operating expenses and by new and follow-on venture capital investments totaling $20,595,161.

For the year ended December 31, 2007, the Company issued 999,556 shares and received proceeds of $10,105,511 as a result of employee stock option exercises.

The following table is a summary of additions to our portfolio of venture capital investments made during the twelve months ended December 31, 2007:

New Investments	Cost

Adesto Technologies Corporation	$1,147,826
Ancora Pharmaceuticals, Inc.	$800,000
BioVex Group, Inc.	$2,500,000
Ensemble Discovery Corporation	$2,000,000
Lifco, Inc.	$946,528
Phoenix Molecular Corporation	$50,010
Siluria Technologies, Inc.	$160,723

Follow-on Investments

BridgeLux, Inc.	$350,877
BridgeLux, Inc.	$233,918
BridgeLux, Inc.	$916,928
Cambrios Technologies Corporation	$1,300,000
Chlorogen, Inc.	$7,042
CSwitch Corporation	$32,624
CSwitch Corporation	$529,852
Innovalight, Inc.	$1,993,568

Follow-on Investments	Cost

Kereos, Inc.	$540,000
Kovio, Inc.	$1,000,000
NanoGram Corporation	$851,393
Mersana Therapeutics, Inc.	$500,000
Nanomix, Inc.	$680,240
NanoOpto Corporation	$268,654
Nextreme Thermal Solutions, Inc.	$750,000
Polatis, Inc.	$17,942
Polatis, Inc.	$13,454
Polatis, Inc.	$58,582
SiOnyx, Inc.	$2,445,000
Solazyme, Inc.	$500,000

Total	$20,595,161

Cash Flow

Year Ended December 31, 2008

Net cash used in operating activities for the year ended December 31, 2008, was $4,155,439, primarily owing to the payment of operating expenses.

Cash used in investing activities for the year ended December 31, 2008, was $9,865,758, primarily reflecting a net decrease in our investment in U.S. government securities of $7,798,836 and investments in private placements of $17,779,462, less proceeds from the sale of venture capital investments of $136,837.

Cash provided by financing activities for the year ended December 31, 2008, was $14,383,497, resulting from the issuance of 2,545,000 new shares of our common stock on June 20, 2008, in a registered direct stock offering.

Year Ended December 31, 2007

Net cash used in operating activities for the year ended December 31, 2007, was $4,142,572, primarily owing to the payment of operating expenses.

Cash used in investing activities for the year ended December 31, 2007, was $20,697,886, primarily reflecting a net increase in our investment in U.S. government obligations  of $235,754 and investments in private placements of $20,595,161, less proceeds from the sale of venture capital investments of $174,669.

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

Cash provided by investing activities for the year ended December 31, 2006, was $13,198,611, primarily reflecting net proceeds from the sale of U.S. government obligations of $37,593,589, less investments in private placements of $24,408,187.

Cash provided by financing activities for the year ended December 31, 2006, was $2,615,190, reflecting the issuance of shares in connection with the Stock Plan.

Liquidity and Capital Resources

 Our liquidity and capital resources are generated and generally available through our cash holdings, interest earned on our investments on U.S. government securities, cash flows from the sales of U.S. government securities, proceeds from periodic follow-on equity offerings and realized capital gains retained for reinvestment.

We fund our day-to-day operations using interest earned and proceeds from the sales of our investments in U.S. government securities.  The increase or decrease in the valuations of our private portfolio companies does not impact our daily liquidity.  At December 31, 2008, and December 31, 2007, we had no investments in money market mutual funds.  We have no debt outstanding, and, therefore, are not subject to credit agency downgrades.

The crisis in the global credit markets during the past year, and more specifically subsequent to September 30, 2008, has adversely affected all industry sectors. We believe that the market disruption may continue to adversely affect financial services companies with respect to the valuation of their investment portfolios, tighter lending standards and reduced access to capital.  In addition, the economies of the U.S. and many other countries are in recession, which may be severe and prolonged.  These conditions may lead to a further decline in earnings and/or decline in valuation of our portfolio companies.  Although we cannot predict future market conditions, we believe that our current cash and U.S. government security holdings and our ability to adjust our investment pace will provide us with adequate liquidity to execute our current business strategy.

Except for a rights offering, we are also generally not able to issue and sell our common stock at a price below our net asset value per share, exclusive of any distributing commission or discount, without shareholder approval. As of December 31, 2008, our net asset value per share was $4.24 per share and our closing market price was $3.95 per share.  We do not have shareholder approval to issue or sell shares below our net asset value per share.

December 31, 2008

At December 31, 2008, and December 31, 2007, our total net primary liquidity was $53,701,819 and $61,183,136, respectively.

Our net primary sources of liquidity, which consist of cash, U.S. government obligations and receivables, are adequate to cover our gross cash operating expenses.  Our gross cash operating expenses for 2008 and 2007 totaled $6,397,424 and $6,263,510, respectively.

 The decrease in our primary liquidity from December 31, 2007, to December 31, 2008, is primarily owing to the use of funds for investments and payment of net operating expenses, partially offset by the proceeds received through the registered direct stock offering.

On June 25, 2007, we completed the sale of 1,300,000 shares of our common stock from the shelf registration statement for gross proceeds of $14,027,000; net proceeds of this offering, after placement agent fees and offering costs of $1,033,832, were $12,993,168.  We used the net proceeds of this offering to make new investments in nanotechnology, as well as for follow-on investments in our existing venture capital investments and for working capital.  Through December 31, 2008, we have used all of the net proceeds from this offering for these purposes.

On June 20, 2008, we completed the sale of 2,545,000 shares of our common stock, for total gross proceeds of $15,651,750; net proceeds of this offering, after placement agent fees and offering costs of $1,268,253, were $14,383,497. We intend to use, and have been using, the net proceeds of this offering to make new investments in nanotechnology, as well as for follow-on investments in our existing venture capital investments and for working capital.  Through December 31, 2008, we have used $11,723,553 of the net proceeds from this offering for these purposes.

On April 17, 2003, we signed a seven-year sublease for office space at 111 West 57th Street in New York City.  On December 17, 2004, we signed a sublease for additional office space at our current location.  The subleases expire on April 29, 2010.  Total rent expense for our office space in New York City was $186,698 in 2008, $178,167 in 2007, and $174,625 in 2006.   The minimum sublease payments in 2009 will be $197,700 and $65,969 thereafter for the remaining term.

On July 1, 2008, we signed a five-year lease for office space at 420 Florence Street, Suite 200, Palo Alto, California, commencing on August 1, 2008, and expiring on August 31, 2013.  Total rent expense for our office space in Palo Alto was $51,525 in 2008.  Future minimum lease payments in each of the following years are: 2009 - $125,206; 2010 - $128,962; 2011 - $132,831; 2012 - $136,816 and 2013 - $93,135.

December 31, 2007

At December 31, 2007, and December 31, 2006, our total net primary liquidity was $61,183,136 and $61,323,306, respectively.

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

Valuation of Portfolio Investments

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.  As a BDC, we invest in primarily illiquid securities that generally have no established trading market.

 Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the SEC.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets.  (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.")  At December 31, 2008, our financial statements include private venture capital investments valued at $56,965,153, the fair values of which were determined in good faith by, or under the direction of, the Board of Directors.  At December 31, 2008, approximately 51.0 percent of our total assets represent investments in portfolio companies valued at fair value by the Board of Directors.

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

The ongoing financial markets turmoil and severe recession have made it extremely difficult for many companies to raise capital.  Moreover, the cost of capital has increased substantially.  Historically, difficult venture capital environments have resulted in weak companies not receiving financing and being subsequently closed down with a loss of investment to venture investors, and/or strong companies receiving financing but at significantly lower valuations than the preceding venture rounds, leading to very deep dilution for those who do not participate in the new rounds of investment.  This economic and financing environment has caused an increase in the non-performance risk for venture-backed companies.  We define non-performance risk as the risk that a portfolio company will be: (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation.    Our best estimate of the non-performance risk of our portfolio companies has been quantified and included in the valuation of the companies at December 31, 2008.

All investments recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," ("SFAS No. 157") and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets, are as follows:

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

At December 31, 2008, all of our private portfolio investments were classified as Level 3 in the hierarchy, indicating a high level of judgment required in their valuation.

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

Stock-Based Compensation

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment.  We use the Black-Scholes-Merton option pricing model to estimate the fair value of employee stock options, consistent with the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," ("SFAS No. 123(R)").  Management uses the Black-Scholes-Merton option pricing model because of the lack of the historical option data that is required for use in other, more complex models.  Other models may yield fair values that are significantly different from those calculated by the Black-Scholes-Merton option pricing model.

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

Expected volatility is based on the historical fluctuations in the Company's stock.  The Company's stock has historically been volatile, which increases the fair value of the underlying share-based awards.

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

The discount rate reflects the current rate at which the post-retirement benefit liabilities could be effectively settled considering the timing of expected payments for plan participants.  In estimating this rate, we consider rates of return on high quality fixed-income investments included in published bond indexes.  We consider the Citigroup Pension Liability Index in the determination of the appropriate discount rate assumptions.  The weighted average rate we utilized to measure our post retirement medical benefit obligation as of December 31, 2008, and to calculate our 2009 expense was 5.71 percent, which is a decrease from the 6.55 percent rate used in determining the 2008 expense.  We used a discount rate of 5.75 percent to calculate our pension obligation.

Recent Developments — Portfolio Companies

On February 4, 2009, we made a $408,573 follow-on investment in a privately held tiny technology portfolio company.

On February 13, 2009, we made a $200,000 follow-on investment in a privately held tiny technology portfolio company.

 On March 11, 2009, we made a $3,492 follow-on investment in a privately held tiny technology portfolio company.

On December 31, 2008, we valued the shares of one of our privately held tiny technology portfolio companies at $2.5188 per share.  On February 27, 2009, that company raised additional funding from a third party, independent financial investor at $5.0376 per share.  This transaction could be a material input to our determination of the value of our shares of this portfolio company at March 31, 2009.  A valuation calculated based on this input alone could increase the value of this portfolio company at March 31, 2009, ranging from $0 to approximately $5,400,000, or $0 to approximately $0.21 per share, from the value at December 31, 2008.  This input will be one of many used by our Valuation Committee, which is made up of all of our independent directors, to set the value of this portfolio company at March 31, 2009.

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

Investments in privately held, early-stage companies are inherently more volatile than investments in more mature businesses.  Such immature businesses are inherently fragile and easily affected by both internal and external forces.  Our investee companies can lose much or all of their value suddenly in response to an internal or external adverse event.  Conversely, these immature businesses can gain suddenly in value in response to an internal or external positive development.  During the twelve months ended December 31, 2008, we recorded gross write-downs of $39,671,588.   These write-downs are primarily owing to the non-performance risk associated with our portfolio companies in the current economic environment and secondarily to adjustments of valuation to reflect specific fundamental developments unique to particular portfolio companies.

We generally also invest in both short and long-term U.S. government and agency securities.  To the extent that we invest in short and long-term U.S. government and agency securities, changes in interest rates result in changes in the value of these obligations which result in an increase or decrease of our net asset value.  The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements,  and the quantity and duration of  long-term U.S. government and agency securities held by the Company, and it will vary from period to period.  If the average interest rate on U.S. government securities with three-month maturities which corresponds to the maturities of the Company's holdings at December 31, 2008, were to increase by 25, 75 and 150 basis points, the average value of these securities held by us at December 31, 2008, would decrease by approximately $132,463, $397,388 and $794,775, respectively, and our net asset value would decrease correspondingly.

Most of our investments are denominated in U.S. dollars.  We currently have one investment denominated in Canadian dollars.  We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates.  The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates is $265,758 at December 31, 2008.

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

Item 8.           Consolidated Financial Statements and Supplementary Data.

HARRIS & HARRIS GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

The following reports and consolidated financial schedules of Harris & Harris Group, Inc. are filed herewith and included in response to Item 8.

Page
Documents

Management's Report on Internal Control Over Financial Reporting	57

Report of Independent Registered Public Accounting Firm	58

Consolidated Financial Statements

Consolidated Statements of Assets and Liabilities as of December 31, 2008, and 2007	60

Consolidated Statements of Operations for the years ended December 31, 2008, 2007, and 2006	61

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006	62

Consolidated Statements of Changes in Net Assets for the years ended December 31, 2008, 2007, and 2006	63

Consolidated Schedule of Investments as of December 31, 2008	64-75

Consolidated Schedule of Investments as of December 31, 2007	76-86

Footnote to Consolidated Schedule of Investments	87-90

Notes to Consolidated Financial Statements	91-109

Financial Highlights for the years ended December 31, 2008, 2007, and 2006	110

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on the results of this assessment, management (including our Chief Executive Officer and Chief Financial Officer) has concluded that, as of December 31, 2008, the Company's internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 58 of this Annual Report on Form 10-K.

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Harris & Harris Group, Inc.:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, changes in net assets, cash flows, and the financial highlights present fairly, in all material respects, the financial position of Harris & Harris Group, Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations, changes in net assets, cash flows, and the financial highlights for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing on page 57 of the 2008 Annual Report to Shareholders.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As more fully disclosed in Note 2 of the Notes to the Consolidated Financial Statements, the financial statements include investments valued at $56,965,153 (52.1% of net assets ) at December 31, 2008, the fair values of which have been estimated by the Board of Directors in the absence of readily ascertainable market values.  These estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
March 13, 2009

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2008	December 31, 2007
ASSETS

Investments, in portfolio securities at value:
Unaffiliated companies (cost: $24,208,281 and $21,435,392, respectively)	$12,086,503	$21,103,836
Non-controlled affiliated companies (cost: $60,796,720 and $54,306,393, respectively)	39,650,187	52,651,189
Controlled affiliated companies (cost: $6,085,000 and $6,935,743, respectively)	5,228,463	4,355,359
Total, investments in private portfolio companies at value
(cost: $91,090,001 and $82,677,528, respectively)	$56,965,153	$78,110,384

Investments, in U.S. Treasury obligations at value
(cost: $52,956,288 and $59,552,933, respectively)	52,983,940	60,193,593
Cash and cash equivalents	692,309	330,009
Restricted funds (Note 7)	191,955	2,667,020
Receivable from portfolio company	0	524
Interest receivable	56	647,337
Prepaid expenses	484,567	488,667
Other assets	309,621	455,798
Total assets	$111,627,601	$142,893,332

LIABILITIES & NET ASSETS

Accounts payable and accrued liabilities (Note 7)	$2,088,348	$4,515,463
Deferred rent	8,140	14,525
Total liabilities	2,096,488	4,529,988

Net assets	$109,531,113	$138,363,344

Net assets are comprised of:
Preferred stock, $0.10 par value, 2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares authorized at
12/31/08 and 12/31/07; 27,688,313 issued at
12/31/08 and 25,143,313 issued at 12/31/07	276,884	251,434
Additional paid in capital (Note 10)	181,251,507	160,927,691
Accumulated net operating and realized loss	(34,494,551)	(15,483,766)
Accumulated unrealized depreciation of investments	(34,097,196)	(3,926,484)
Treasury stock, at cost (1,828,740 shares at 12/31/08 and 12/31/07)	(3,405,531)	(3,405,531)

Net assets	$109,531,113	$138,363,344

Shares outstanding	25,859,573	23,314,573

Net asset value per outstanding share	$4.24	$5.93

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Investment income:
Interest from:
Fixed-income securities	$1,971,178	$2,705,597	$2,991,261
Miscellaneous income	16,169	39	37,500
Total investment income	1,987,347	2,705,636	3,028,761

Expenses:
Salaries, benefits and stock-based compensation (Note 5)	10,090,658	11,435,329	7,933,276
Administration and operations	1,160,025	1,432,653	1,250,080
Profit-sharing provision	0	0	50,875
Professional fees	694,007	902,911	737,828
Rent	276,023	235,998	239,846
Directors' fees and expenses	367,383	435,060	340,750
Depreciation	54,795	63,113	64,916
Custodian fees	31,607	28,115	24,125
Total expenses	12,674,498	14,533,179	10,641,696

Net operating loss	(10,687,151)	(11,827,543)	(7,612,935)

Net realized (loss) gain from investments:
Realized gain (loss) from:
Unaffiliated companies	3,588	119,082	32,484
Non-controlled affiliated companies	(6,509,404)	0	0
Controlled affiliated companies	(2,893,487)	0	0
U.S. Treasury obligations/other	1,109,790	(945)	(1,146)
Realized (loss) gain from investments	(8,289,513)	118,137	31,338

Income tax expense (benefit) (Note 8)	34,121	87,975	(227,355)
Net realized (loss) gain from investments	(8,323,634)	30,162	258,693

Net (increase) decrease in unrealized depreciation on investments:
Change as a result of investment sales	8,292,072	0	0
Change on investments held	(38,462,784)	5,080,936	(4,418,870)
Net (increase) decrease in unrealized depreciation on investments	(30,170,712)	5,080,936	(4,418,870)

Net decrease in net assets resulting from operations:

Total	$(49,181,497)	$(6,716,445)	$(11,773,112)

Per average basic and diluted outstanding share	$(1.99)	$(0.30)	$(0.57)

Average outstanding shares	24,670.516	22,393,030	20,759,547

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006

Cash flows used in operating activities:
Net decrease in net assets resulting from operations	$(49,181,497)	$(6,716,445)	$(11,773,112)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net realized and unrealized loss (gain) on investments	38,460,225	(5,199,073)	4,420,619
Depreciation of fixed assets, amortization of premium or discount on U.S. government securities, and bridge note interest	(179,809)	(60,009)	(426,168)
Stock-based compensation expense	5,965,769	8,050,807	5,038,956

Changes in assets and liabilities:
Restricted funds	2,475,065	(517,235)	(419,351)
Receivable from portfolio company	524	(524)	75,000
Interest receivable	621,856	(21,965)	(376,808)
Prepaid expenses	4,100	(477,722)	(7,951)
Other receivables	0	819,905	(819,905)
Other assets	111,828	(152,012)	(176,325)
Accounts payable and accrued liabilities	(2,427,115)	400,163	1,002,643
Accrued profit sharing	0	(261,661)	(1,846,197)
Deferred rent	(6,385)	(6,801)	(9,677)
Current income tax liability	0	0	(9,637,026)

Net cash used in operating activities	(4,155,439)	(4,142,572)	(14,955,302)

Cash flows from investing activities:
Purchase of U.S. government securities	(133,032,933)	(60,744,292)	(70,030,872)
Sale of U.S. government securities	140,831,769	60,508,538	107,624,461
Investment in private placements and notes	(17,779,462)	(20,595,161)	(24,408,187)
Proceeds from sale of private placements and notes	136,837	174,669	28,295
Purchase of fixed assets	(21,969)	(41,640)	(15,086)

Net cash (used in) provided by investing activities	(9,865,758)	(20,697,886)	13,198,611

Cash flows from financing activities:
Gross proceeds from public offering (Note 10)	15,651,750	14,027,000	0
Gross expenses for public offering (Note 10)	(1,268,253)	(1,033,832)	0
Proceeds from stock option exercises (Note 5)	0	10,105,511	2,615,190

Net cash provided by financing activities	14,383,497	23,098,679	2,615,190

Net (decrease) increase in cash and cash equivalents:
Cash and cash equivalents at beginning of the year	330,009	2,071,788	1,213,289
Cash and cash equivalents at end of the year	692,309	330,009	2,071,788

Net increase (decrease) in cash and cash equivalents	$362,300	$(1,741,779)	$858,499

Supplemental disclosures of cash flow information:
Income taxes paid	$45,765	$80,236	$9,425,922

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended	Year Ended	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006

Changes in net assets from operations:

Net operating loss	$(10,687,151)	$(11,827,543)	$(7,612,935)
Net realized (loss) gain on investments	(8,323,634)	30,162	258,693
Net decrease in unrealized depreciation on investments as a result of sales	8,292,072	0	0
Net (increase) decrease in unrealized depreciation on investments held	(38,462,784)	5,080,936	(4,418,870)

Net decrease in net assets resulting
from operations	(49,181,497)	(6,716,445)	(11,773,112)

Changes in net assets from
capital stock transactions:

Issuance of common stock upon the exercise of stock options	0	9,996	2,587
Issuance of common stock on offering	25,450	13,000	0
Additional paid in capital on common stock issued	14,358,047	23,075,683	2,612,603
Stock-based compensation expense	5,965,769	8,050,807	5,038,956

Net increase in net assets resulting from capital stock transactions	20,349,266	31,149,486	7,654,146

Changes in net assets from adoption of SFAS No. 158	0	0	61,527

Net (decrease) increase in net assets	(28,832,231)	24,433,041	(4,057,439)

Net Assets:

Beginning of the year	138,363,344	113,930,303	117,987,742

End of the year	$109,531,113	$138,363,344	$113,930,303

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2008

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Unaffiliated Companies (2)(3) – 11.0% of net assets at value

Private Placement Portfolio (Illiquid) – 11.0% of net assets at value

BioVex Group, Inc. (4)(5)(6)(7)(8) — Developing novel biologics for treatment of cancer and infectious disease
Series E Convertible Preferred Stock	(M)	2,799,552	$60,750
Unsecured Convertible Bridge Note (including interest)	(M)	$200,000	203,222
			263,972

Cobalt Technologies, Inc. (4)(5)(6)(9)(10) – Developing biobutanol through biomass fermentation
Series C Convertible Preferred Stock	(M)	176,056	187,500

Exponential Business Development Company (4)(5) — Venture capital partnership focused on early stage companies
Limited Partnership Interest	(M)	1	2,219

Kereos, Inc. (4)(5)(6) — Developing emulsion-based imaging agents and targeted therapeutics to image and treat cancer and cardiovascular disease
Common Stock	(M)	545,456	0

Molecular Imprints, Inc. (4)(5) — Manufacturing nanoimprint lithography capital equipment
Series B Convertible Preferred Stock	(M)	1,333,333	1,083,333
Series C Convertible Preferred Stock	(M)	1,250,000	1,015,625
Warrants at $2.00 expiring 12/31/11	( I )	125,000	35,625
			2,134,583

Nanosys, Inc. (4)(5) — Developing zero and one-dimensional inorganic nanometer-scale materials and devices
Series C Convertible Preferred Stock	(M)	803,428	2,370,113
Series D Convertible Preferred Stock	(M)	1,016,950	3,000,003
			5,370,116

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2008

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Unaffiliated Companies (2)(3) – 11.0% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) – 11.0% of net assets at value (cont.)

Nantero, Inc. (4)(5)(6) — Developing a high-density, nonvolatile, random access memory chip, enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)	345,070	$1,046,908
Series B Convertible Preferred Stock	(M)	207,051	628,172
Series C Convertible Preferred Stock	(M)	188,315	571,329
			2,246,409

NeoPhotonics Corporation (4)(5) — Developing and manufacturing optical devices and components
Common Stock	(M)	716,195	181,262
Series 1 Convertible Preferred Stock	(M)	1,831,256	463,472
Series 2 Convertible Preferred Stock	(M)	741,898	187,767
Series 3 Convertible Preferred Stock	(M)	2,750,000	695,995
Series X Convertible Preferred Stock	(M)	2,000	101,236
Warrants at $0.15 expiring 01/26/10	( I )	16,364	2,373
Warrants at $0.15 expiring 12/05/10	( I )	14,063	2,349
			1,634,454

Polatis, Inc. (4)(5)(6)(11) — Developing MEMS-based optical networking components
Series A-1 Convertible Preferred Stock	(M)	16,775	0
Series A-2 Convertible Preferred Stock	(M)	71,611	0
Series A-4 Convertible Preferred Stock	(M)	4,774	0
Series A-5 Convertible Preferred Stock	(M)	16,438	0
			0

PolyRemedy, Inc. (4)(5)(6)(9) —Developing a robotic manufacturing platform for wound treatment patches
Series B-1 Convertible Preferred Stock	(M)	287,647	122,250

Starfire Systems, Inc. (4)(5) — Producing ceramic-forming polymers
Common Stock	(M)	375,000	0
Series A-1 Convertible Preferred Stock	(M)	600,000	0
			0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2008

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Unaffiliated Companies (2)(3) – 11.0% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) – 11.0% of net assets at value (cont.)

TetraVitae Bioscience, Inc. (4)(5)(6)(9)(12) — Developing alternative fuels through biomass fermentation
Series B Convertible Preferred Stock	(M)	118,804	$125,000

Total Unaffiliated Private Placement Portfolio (cost: $24,208,281)			$12,086,503

Total Investments in Unaffiliated Companies (cost: $24,208,281)			$12,086,503

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2008

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(13) – 36.2% of net assets at value

Private Placement Portfolio (Illiquid) – 36.2% of net assets at value

Adesto Technologies Corporation (4)(5)(6) — Developing semiconductor-related products enabled at the nanoscale
Series A Convertible Preferred Stock	(M)	6,547,619	$1,100,000

Ancora Pharmaceuticals, Inc. (4)(5)(6) — Developing synthetic carbohydrates for pharmaceutical applications
Series B Convertible Preferred Stock	(M)	1,663,808	1,200,000

BridgeLux, Inc. (4)(5)(14) — Manufacturing high-power light emitting diodes
Series B Convertible Preferred Stock	(M)	1,861,504	1,396,128
Series C Convertible Preferred Stock	(M)	2,130,699	1,598,025
Series D Convertible Preferred Stock	(M)	666,667	500,000
Warrants at $0.7136 expiring 12/31/14	( I )	98,340	60,774
Warrants at $0.7136 expiring 12/31/14	( I )	65,560	40,516
			3,595,443

Cambrios Technologies Corporation (4)(5)(6) — Developing nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock	(M)	1,294,025	647,013
Series C Convertible Preferred Stock	(M)	1,300,000	650,000
			1,297,013

CFX Battery, Inc. (4)(5)(6)(15) — Developing batteries using nanostructured materials
Series A Convertible Preferred Stock	(M)	1,880,651	1,473,264

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2008

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(13) – 36.2% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) – 36.2% of net assets at value (cont.)

Crystal IS, Inc. (4)(5) — Developing single-crystal aluminum nitride substrates for optoelectronic devices
Series A Convertible Preferred Stock	(M)	391,571	$76,357
Series A-1 Convertible Preferred Stock	(M)	1,300,376	253,574
Warrants at $0.78 expiring 05/05/13	( I )	15,231	1,584
Warrants at $0.78 expiring 05/12/13	( I )	2,350	244
Warrants at $0.78 expiring 08/08/13	( I )	4,396	479
			332,238

CSwitch Corporation (4)(5)(6)(16) — Developing next-generation, system-on-a-chip solutions for communications-based platforms
Series A-1 Convertible Preferred Stock	(M)	6,863,118	0
Unsecured Convertible Bridge Note (including interest)	(M)	$1,766,673	118,624
			118,624

D-Wave Systems, Inc. (4)(5)(6)(17) — Developing high-performance quantum computing systems
Series B Convertible Preferred Stock	(M)	1,144,869	1,038,238
Series C Convertible Preferred Stock	(M)	450,450	408,496
Series D Convertible Preferred Stock	(M)	1,533,395	1,390,578
			2,837,312

Ensemble Discovery Corporation (4)(5)(6)(18) — Developing DNA Programmed Chemistry for the discovery of new classes of therapeutics and bioassays
Series B Convertible Preferred Stock	(M)	1,449,275	1,000,000
Unsecured Convertible Bridge Note (including interest)	(M)	$250,286	256,375
			1,256,375

Innovalight, Inc. (4)(5)(6) — Developing solar power products enabled by silicon-based nanomaterials
Series B Convertible Preferred Stock	(M)	16,666,666	4,288,662
Series C Convertible Preferred Stock	(M)	5,810,577	1,495,176
			5,783,838

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2008

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(13) – 36.2% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) – 36.2% of net assets at value (cont.)

Kovio, Inc. (4)(5)(6) — Developing semiconductor products using printed electronics and thin-film technologies
Series C Convertible Preferred Stock	(M)	2,500,000	$2,561,354
Series D Convertible Preferred Stock	(M)	800,000	819,633
Series E Convertible Preferred Stock	(M)	1,200,000	1,229,450
Warrants at $1.25 expiring 12/31/12	( I )	355,880	253,066
			4,863,503

Mersana Therapeutics, Inc. (4)(5)(6)(19) — Developing advanced polymers for drug delivery
Series A Convertible Preferred Stock	(M)	68,451	68,451
Series B Convertible Preferred Stock	(M)	866,500	866,500
Warrants at $2.00 expiring 10/21/10	( I )	91,625	33,718
Unsecured Convertible Bridge Note (including interest)	(M)	$200,000	208,110
			1,176,779

Metabolon, Inc. (4)(5) — Discovering biomarkers through the use of metabolomics
Series B Convertible Preferred Stock	(M)	2,173,913	882,768
Series B-1 Convertible Preferred Stock	(M)	869,565	353,107
Warrants at $1.15 expiring 3/25/15	( I )	434,783	127,391
			1,363,266

NanoGram Corporation (4)(5) — Developing solar power products enabled by silicon-based nanomaterials
Series I Convertible Preferred Stock	(M)	63,210	31,131
Series II Convertible Preferred Stock	(M)	1,250,904	616,070
Series III Convertible Preferred Stock	(M)	1,242,144	611,756
Series IV Convertible Preferred Stock	(M)	432,179	212,848
			1,471,805

Nanomix, Inc. (4)(5) — Producing nanoelectronic sensors that integrate carbon nanotube electronics with silicon microstructures
Series C Convertible Preferred Stock	(M)	977,917	23,622
Series D Convertible Preferred Stock	(M)	6,802,397	6,428
			30,050

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2008

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(13) – 36.2% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) – 36.2% of net assets At value (cont.)

Nextreme Thermal Solutions, Inc. (4)(5) — Developing thin-film thermoelectric devices for cooling and energy conversion
Series A Convertible Preferred Stock	(M)	17,500	$875,000
Series B Convertible Preferred Stock	(M)	4,870,244	1,327,629
			2,202,629

Questech Corporation (4)(5) — Manufacturing and marketing proprietary metal and stone decorative tiles
Common Stock	(M)	655,454	128,266
Warrants at $1.50 expiring 11/19/09	( I )	5,000	20
			128,286

Siluria Technologies, Inc. (4)(5)(6) — Developing next-generation nanomaterials
Series S-2 Convertible Preferred Stock	(M)	482,218	0
Unsecured Bridge Note (including interest)	(M)	$42,542	42,731
			42,731

Solazyme, Inc. (4)(5)(6) — Developing algal biodiesel, industrial chemicals and special ingredients based on synthetic biology
Series A Convertible Preferred Stock	(M)	988,204	2,489,088
Series B Convertible Preferred Stock	(M)	495,246	1,247,426
Series C Convertible Preferred Stock	(M)	651,309	1,640,517
			5,377,031

Xradia, Inc. (4)(5) — Designing, manufacturing and selling ultra-high resolution 3D x-ray microscopes and fluorescence imaging systems
Series D Convertible Preferred Stock	(M)	3,121,099	4,000,000

Total Non-Controlled Private Placement Portfolio (cost: $60,796,720)			$39,650,187

Total Investments in Non-Controlled Affiliated Companies (cost: $60,796,720)			$39,650,187

  The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2008

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Controlled Affiliated Companies (2)(20) – 4.8% of net assets at value

Private Placement Portfolio (Illiquid) – 4.8% of net assets at value

Laser Light Engines, Inc. (4)(5)(6)(9) — Manufacturing solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	(M)	7,499,062	$2,000,000

SiOnyx, Inc. (4)(5)(6) — Developing silicon-based optoelectronic products enabled by its proprietary "Black Silicon"
Series A Convertible Preferred Stock	(M)	233,499	101,765
Series A-1 Convertible Preferred Stock	(M)	2,966,667	1,292,948
Series A-2 Convertible Preferred Stock	(M)	4,207,537	1,833,750
			3,228,463

Total Controlled Private Placement Portfolio (cost: $6,085,000)			$5,228,463

Total Investments in Controlled Affiliated Companies (cost: $6,085,000)			$5,228,463

Total Private Placement Portfolio (cost: $91,090,001)			$56,965,153

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2008

	Method of	Shares/
	Valuation (1)	Principal	Value

U.S. Government Securities (21) – 48.4% of net assets at value

U.S. Treasury Bill — due date 01/29/09	(M)	$52,985,000	$52,983,940

Total Investments in U.S. Government Securities (cost: $52,956,288)			$52,983,940

Total Investments (cost: $144,046,289)			$109,949,093

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2008

Notes to Consolidated Schedule of Investments

(1)	See Footnote to Consolidated Schedule of Investments on page 87 for a description of the Valuation Procedures.

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

(3)
The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $24,208,281. The gross unrealized appreciation based on the tax cost for these securities is $1,732,194. The gross unrealized depreciation based on the tax cost for these securities is $13,853,972.

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

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2008

(8)
With our investment in a convertible bridge note issued by BioVex Group, Inc., we received a warrant to purchase a number of shares of the class of stock sold in the next financing of BioVex equal to $60,000 divided by the price per share of the class of stock sold in the next financing of BioVex. The ability to exercise this warrant is, therefore, contingent on BioVex completing successfully a subsequent round of financing. This warrant shall expire and no longer be exercisable on November 13, 2015. The cost basis of this warrant is $200.

(9)	Initial investment was made during 2008.

(10)	Cobalt Technologies, Inc., does business as Cobalt Biofuels.

(11)	Continuum Photonics, Inc., merged with Polatis, Ltd., to form Polatis, Inc.

(12)
With our purchase of the Series B Convertible Preferred Stock of TetraVitae Bioscience, Inc., we received the right to purchase, at a price of $2.63038528 per share, a number of shares in the Series C financing equal to the number of shares of Series B Preferred Stock purchased.  The ability to exercise this right is contingent on TetraVitae Bioscience completing successfully a subsequent round of financing.

(13)
The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $60,796,720. The gross unrealized appreciation based on the tax cost for these securities is $2,798,072. The gross unrealized depreciation based on the tax cost for these securities is $23,944,605.

(14)	BridgeLux, Inc., was previously named eLite Optoelectronics, Inc.

(15)	On February 28, 2008, Lifco, Inc., merged with CFX Battery, Inc. The surviving entity is CFX Battery, Inc.

(16)
With our investments in secured convertible bridge notes issued by CSwitch, we received three warrants to purchase a number of shares of the class of stock sold in the next financing of CSwitch equal to $529,322, $985,835 and $249,750, respectively, the principal of the notes, divided by the lowest price per share of the class of stock sold in the next financing of CSwitch.  The ability to exercise these warrants is, therefore, contingent on CSwitch completing successfully a subsequent round of financing.  The warrants will expire five years from the date of the close of the next round of financing.  The cost basis of these warrants is $529, $986 and $250, respectively.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2008

(17)
D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave Systems, Inc., through D-Wave USA, a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. See "Note 2. Summary of Significant Accounting Policies."

(18)
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

(19)	Mersana Therapeutics, Inc., was previously named Nanopharma Corp.

(20)
The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $6,085,000. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $856,537.

(21)
The aggregate cost for federal income tax purposes of our U.S. government securities is $52,956,288. The gross unrealized appreciation on the tax cost for these securities is $27,652. The gross unrealized depreciation on the tax cost of these securities is $0.

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
			1,333,538

CSwitch Corporation. (4)(5)(7)(13) — Developing next-generation, system-on-a-chip solutions for communications-based platforms
Series A-1 Convertible Preferred Stock	(B)	6,863,118	3,431,559
Secured Convertible Bridge Note (including interest)	(B)	$529,852	541,581
			3,973,140

D-Wave Systems, Inc. (4)(5)(7)(14) — Developing high-performance quantum computing systems
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
Series A-1 Convertible Preferred Stock	(B)	267,857	0
Series B Convertible Preferred Stock	(B)	3,819,935	0
Series C Convertible Preferred Stock	(B)	1,932,789	0
Series D Convertible Preferred Stock	(B)	1,397,218	0
Warrants at $0.4359 expiring 03/15/10	(B)	193,279	0
Secured Convertible Bridge Note (including interest)	(B)	$268,654	105,714
			105,714

Nextreme Thermal Solutions, Inc. (4)(5)(7) — Developing thin-film thermoelectric devices for cooling and energy conversion
Series A Convertible Preferred Stock	(B)	1,750,000	1,750,000

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2007

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(10) – 38.06% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) – 38.06% of net assets at value (cont.)

Questech Corporation (4)(5) — Manufacturing and marketing proprietary metal and stone decorative tiles
Common Stock	(B)	655,454	$589,259
Warrants at $1.50 expiring 11/19/08	(B)	5,000	1,085
Warrants at $1.50 expiring 11/19/09	(B)	5,000	1,910
			592,254

Siluria Technologies, Inc. (4)(5)(6)(7) – Developing new-generation nanomaterials
Series S-2 Convertible Preferred Stock	(B)	482,218	160,723

Solazyme, Inc. (4)(5)(7) — Developing energy-harvesting machinery of photosynthetic microbes to produce industrial and pharmaceutical molecules
Series A Convertible Preferred Stock	(B)	988,204	997,691
Series B Convertible Preferred Stock	(B)	495,246	500,000
			1,497,691

Xradia, Inc. (4)(5) – Designing, manufacturing and selling ultra high resolution 3D x-ray microscopes and fluorescence imaging systems
Series D Convertible Preferred Stock	(B)	3,121,099	4,000,000

Zia Laser, Inc. (4)(5)(18) — Developed quantum dot semiconductor lasers
Series C Convertible Preferred Stock	(B)	1,500,000	21,329

Total Non-Controlled Private Placement Portfolio (cost: $54,306,393)			$52,651,189

Total Investments in Non-Controlled Affiliated Companies (cost: $54,306,393)			$52,651,189

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2007

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Controlled Affiliated Companies (2)(19) – 3.15% of net assets at value

Private Placement Portfolio (Illiquid) – 3.15% of net assets at value

Evolved Nanomaterial Sciences, Inc. (4)(5)(20) — Developed nanoscale-enhanced approaches for the resolution of chiral molecules
Series A Convertible Preferred Stock	(B)	5,870,021	$0

Phoenix Molecular Corporation (4)(5)(6)(7) – Developing technology to enable the separation of difficult-to-separate materials.
Common Stock	(B)	1,000	10
Unsecured Convertible Bridge Note (including interest)	(B)	$50,000	50,733
			50,743

SiOnyx, Inc. (4)(5)(7) — Developing silicon-based optoelectronic products enabled by its proprietary "Black Silicon"
Series A Convertible Preferred Stock	(B)	233,499	135,686
Series A-1 Convertible Preferred Stock	(B)	2,966,667	1,723,930
Series A-2 Convertible Preferred Stock	(B)	4,207,537	2,445,000
			4,304,616

Total Controlled Private Placement Portfolio (cost: $6,935,743)			$4,355,359

Total Investments in Controlled Affiliated Companies (cost: $6,935,743)			$4,355,359

Total Private Placement Portfolio (cost: $82,677,528)			$78,110,384

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2007

U.S. Government and Agency Securities – 43.50% of net assets at value

U.S. Treasury Bill — due date 02/21/08	(J)	$2,750,000	$2,738,725
U.S. Treasury Notes — due date 02/15/08, coupon 3.375%	(H)	15,005,000	15,006,200
U.S. Treasury Notes — due date 05/15/08, coupon 3.75%	(H)	9,000,000	9,010,530
U.S. Treasury Notes — due date 09/15/08, coupon 3.125%	(H)	5,000,000	4,991,800
U.S. Treasury Notes — due date 01/15/09, coupon 3.25%	(H)	3,000,000	3,005,160
U.S. Treasury Notes — due date 02/15/09, coupon 4.50%	(H)	5,100,000	5,176,908
U.S. Treasury Notes — due date 04/15/09, coupon 3.125%	(H)	3,000,000	3,001,410
U.S. Treasury Notes — due date 07/15/09, coupon 3.625%	(H)	3,000,000	3,023,910
U.S. Treasury Notes — due date 10/15/09, coupon 3.375%	(H)	3,000,000	3,018,510
U.S. Treasury Notes — due date 01/15/10, coupon 3.625%	(H)	3,000,000	3,034,680
U.S. Treasury Notes — due date 04/15/10, coupon 4.00%	(H)	3,000,000	3,060,930
U.S. Treasury Notes — due date 07/15/10, coupon 3.875%	(H)	3,000,000	3,060,930
U.S. Treasury Notes — due date 10/15/10, coupon 4.25%	(H)	2,000,000	2,063,900

Total Investments in U.S. Government and Agency Securities (cost: $59,552,933)			$60,193,593

Total Investments (cost: $142,230,461)			$138,303,977

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2007

Notes to Consolidated Schedule of Investments

(1)	See Footnote to Consolidated Schedule of Investments on page 78 of our December 31, 2007, Annual Report on Form 10-K for a description of the Valuation Procedures at December 31, 2007.

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

Harris & Harris Enterprises, Inc.SM, is a 100 percent wholly owned subsidiary of the Company.  Harris & Harris Enterprises, Inc., is a partner in Harris Partners I, L.P.SM, and is taxed under Subchapter C of the Code (a “C Corporation”).  Harris Partners I, L.P, is a limited partnership and is used to hold certain interests in portfolio companies.  The partners of Harris Partners I, L.P., are Harris & Harris Enterprises, Inc., (sole general partner) and Harris & Harris Group, Inc., (sole limited partner).  Harris & Harris Enterprises, Inc., pays taxes on any non-passive investment income generated by Harris Partners I, L.P.   For the year ended December 31, 2008, there was no non-passive investment income generated by Harris Partners I, L.P.  The Company consolidates the results of its subsidiaries for financial reporting purposes.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements:

Principles of Consolidation.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiary.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates.  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities and the reported amounts of revenues and expenses.  Actual results could differ from these estimates, and the differences could be material.  The most significant estimates relate to the fair valuations of certain of our investments.

Cash and Cash Equivalents.  Cash and cash equivalents includes demand deposits.  Cash and cash equivalents are carried at cost which approximates value.

Portfolio Investment Valuations.  Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the SEC.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets.  (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.")  At December 31, 2008, our financial statements include private venture capital investments valued at $56,965,153, the fair values of which were determined in good faith by, or under the direction, of the Board of Directors.  Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated.  The difference could be material.

The Company adopted SFAS No. 157 on a prospective basis on January 1, 2008.  SFAS No. 157 requires the Company to assume that the portfolio investment is to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market.

On October 10, 2008, FASB Staff Position 157-3, "Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active," ("FSP 157-3") was issued.  FSP 157-3 reiterated that an entity should utilize its own assumptions, information and techniques to estimate fair value when relevant observable inputs are not available, including the use of risk-adjusted discount factors for non-performance risk or liquidity risk.

Foreign Currency Translation.  The accounting records of the Company are maintained in U.S. dollars.  All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation.  For the twelve months ended December 31, 2008, included in the net decrease in unrealized depreciation on investments was a $626,593 loss resulting from foreign currency translation.

Securities Transactions.  Securities transactions are accounted for on the date the transaction for the purchase or sale of the securities is entered into by the Company (i.e., trade date).

Interest Income Recognition.  Interest income, adjusted for amortization of premium and accretion of discount, is recorded on accrual basis.  When securities are determined to be non-income producing, the Company ceases accruing interest and writes off any previously accrued interest.

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

Stock-Based Compensation.  The Company has a stock-based employee compensation plan.  The Company accounts for the plan in accordance with the provisions of SFAS No. 123(R).  See "Note 5. Stock-Based Compensation" for further discussion.

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

We pay federal, state and local income taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is a C corporation.  See "Note 8.  Income Taxes."

Restricted Funds.  The Company maintains a rabbi trust for the purposes of accumulating funds to satisfy the obligations incurred by us for the Supplemental Executive Retirement Plan ("SERP") under the employment agreement with Charles E. Harris.  The final payment from this rabbi trust will be made on July 31, 2009, after which the rabbi trust will be closed.

Property and Equipment.  Property and equipment are included in "Other Assets" and are carried at $119,180 and $153,528 at December 31, 2008, and 2007, respectively, representing cost, less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful lives of the premises and equipment.  We estimate the useful lives to be five to ten years for furniture and fixtures, three years for computer equipment, and five to seven years for leasehold improvements.

Concentration of Credit Risk.  The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

NOTE 3.  BUSINESS RISKS AND UNCERTAINTIES

We have invested a substantial portion of our assets in private development stage or start-up companies.  These private businesses tend to be based on new technology and to be thinly capitalized, unproven, small companies that lack management depth and have not attained profitability or have no history of operations.  Because of the speculative nature and the lack of a public market for these investments, there is greater risk of loss than is the case with traditional investment securities.

Because there is typically no public market for our interests in the small privately held companies in which we invest, the valuation of the equity and bridge note interests in that portion of our portfolio is determined in good faith by our Valuation Committee, comprised of the independent members of our Board of Directors, in accordance with our Valuation Procedures and is subject to significant estimates and judgments.  In the absence of a readily ascertainable market value, the determined value of our portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed.  Any changes in valuation are recorded in our consolidated statements of operations as "Net increase (decrease) in unrealized appreciation on investments."  Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.

NOTE 4.  INVESTMENTS

At December 31, 2008, our financial assets were categorized as follows in the fair value hierarchy for SFAS No. 157 purposes:

		Fair Value Measurement at Reporting Date Using:

Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government Securities	$52,983,940	$52,983,940	$0	$0

Portfolio Companies	$56,965,153	$0	$0	$56,965,153

Total	$109,949,093	$52,983,940	$0	$56,965,153

The following chart shows the components of change in the financial assets categorized as Level 3, for the year ended December 31, 2008.

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)

Portfolio Companies

Beginning Balance, January 1, 2008	$78,110,384

Total realized losses included in changes in net assets	(9,402,893)
Total unrealized losses included in changes in net assets	(29,557,705)
Purchases and interest on bridge notes	17,949,104
Disposals	(133,737)
Ending Balance, December 31, 2008	$56,965,153

The amount of total losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(38,851,029)

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

On July 11, 2006, the Company filed an application with the SEC regarding certain provisions of the Stock Plan, and the Company has responded to comments from the SEC on the application.  In the event that the SEC provides the exemptive relief requested by the application, and we receive stockholder approval for such provisions, the Compensation Committee may, in the future, authorize awards of stock options under an amended Stock Plan to non-employee directors of the Company and authorize grants of restricted stock to officers and employees.

A maximum of 20 percent of our total shares of our common stock issued and outstanding are available for awards under the Stock Plan.  Under the Stock Plan, no more than 25 percent of the shares of stock reserved for the grant of the awards under the Stock Plan may be restricted stock awards at any time during the term of the Stock Plan.  If any shares of restricted stock are awarded, such awards will reduce on a percentage basis the total number of shares of stock for which options may be awarded.  If the Company does not receive exemptive relief from the SEC to issue restricted stock, all shares granted under the Stock Plan must be subject to stock options.  No more than 1,000,000 shares of our common stock may be made subject to awards under the Stock Plan to any individual in any year.

 During the years ended December 31, 2008, 2007, and 2006, the Compensation Committee of the Board of Directors of the Company approved individual stock option awards for certain officers and employees of the Company.  Both non-qualified stock options ("NQSOs") and incentive stock options ("ISOs"), subject to the limitations of Section 422 of the Internal Revenue Code, were awarded under the Stock Plan.  The terms and conditions of the stock options granted were determined by the Compensation Committee and set forth in award agreements between the Company and each award recipient.

The option grants during the years ended December 31, 2008, 2007, and 2006 were as follows:

Grant Date	No. of Options Granted	Option Type	Vesting Period	Exercise Price

August 13, 2008	1,163,724	NQSO	12/08 to 08/12	$6.92
March 19, 2008	348,032	NQSO	03/09 to 03/12	$6.18
June 27, 2007	1,700,609	NQSO	12/07 to 06/14	$11.11
June 26, 2006	3,958,283	NQSO & ISO	12/06 to 06/14	$10.11

The exercise price for the August 2008, March 2008, and June 2007 option grants was the closing volume weighted average price of our shares of common stock on the date of grant.  The full Board of Directors ratified and approved the June 2006 grants on August 3, 2006, on which date the Company's common stock price fluctuated between $9.76 and $10.00.  Upon exercise, the shares would be issued from our previously authorized but unissued shares.

The Company accounts for the Stock Plan in accordance with the provisions of SFAS No. 123(R), which requires that we determine the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, and record these amounts as an expense in the Statement of Operations over the vesting period with a corresponding increase to our additional paid-in capital.  For the years ended December 31, 2008, 2007, and 2006, the increase to our operating expenses was offset by the increase to our additional paid-in capital, resulting in no net impact to our net asset value.  Additionally, the Company does not record the tax benefits associated with the expensing of stock options, because the Company currently intends to qualify as a RIC under Subchapter M of the Code.

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

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model as permitted by SFAS No. 123(R).  The stock options granted on June 26, 2006, were awarded in five different grant types, each with different contractual terms.  The assumptions used in the calculation of fair value of the stock options granted on June 26, 2006, using the Black-Scholes-Merton model for each contract term were as follows:

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

The stock options granted on June 27, 2007, were awarded in four different grant types, each with different contractual terms.  The assumptions used in the calculation of fair value of the stock options granted on June 27, 2007, using the Black-Scholes-Merton model for each contract term were as follows:

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

The assumptions used in the calculation of fair value of the stock options granted on August 13, 2008, using the Black-Scholes-Merton model for the contract term was as follows:

							Weighted
							Average
		Number	Expected	Expected	Expected	Risk-free	Fair
		of Options	Term	Volatility	Dividend	Interest	Value
Type of Award	Term	Granted	in Yrs	Factor	Yield	Rates	Per Share

Non-qualified stock options	9.38 Years	976,685	5.94	55.1%	0%	3.40%	$3.79

Non-qualified stock options	9.38 Years	187,039	4.88	50.6%	0%	3.24%	$3.25

Total		1,163,724

For the years ended December 31, 2008, December 31, 2007, and December 31, 2006, the Company recognized $5,965,769, $8,050,807 and $5,038,956 of compensation expense in the Consolidated Statements of Operations, respectively.  As of December 31, 2008, there was approximately $7,575,244 of unrecognized compensation cost related to unvested stock option awards.  This cost is expected to be recognized over a weighted-average period of approximately 2.1 years.

For the year ended December 31, 2008, no stock options were exercised.  For the year ended December 31, 2007, a total of 999,556 options were exercised for total proceeds to the Company of $10,105,511.  For the year ended December 31, 2006, a total of 258,672 shares were exercised for total proceeds to the Company of $2,615,190.

The grant date fair value of options vested during the years ended December 31, 2008, December 31, 2007, and December 31, 2006, was $6,779,996, $6,851,874, and $3,781,681, respectively.

For the years ended December 31, 2008, December 31, 2007, and December 31, 2006, the calculation of the net decrease in net assets resulting from operations per share excludes the stock options because such options were anti-dilutive.  The options may be dilutive in future periods in which there is a net increase in net assets resulting from operations, in the event that there is a significant increase in the average stock price in the stock market or significant decreases in the amount of unrecognized compensation cost.

A summary of the changes in outstanding stock options for the year ended December 31, 2008, is as follows:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining	Aggregate
		Exercise	Grant Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (Yrs)	Value

Options Outstanding at December 31, 2007	3,967,744	$10.54	$4.77

Granted	1,511,756	$6.75	$3.64	8.99

Exercised	0	$0	$0

Forfeited or Expired	841,287	$10.58	$2.43

Options Outstanding at December 31, 2008	4,638,213	$9.30	$4.83	6.03	$0

Options Exercisable at December 31, 2008	2,467,587	$10.24	$5.03	4.68	$0

Options Exercisable and Expected to be Exercisable at December 31, 2008	4,567,402	$9.28	$4.79	6.00	$0

The aggregate intrinsic value in the table above with respect to options outstanding, exercisable and expected to be exercisable, is calculated as the difference between the Company's closing stock price of $3.95 on the last trading day of 2008 and the exercise price, multiplied by the number of in-the-money options.  This calculation represents the total pre-tax intrinsic value that would have been received by the option holders had all options been fully vested and all option holders exercised their awards on December 31, 2008.

At December 31, 2007, there were 2,250,619 unvested options with a weighted average grant date fair value of $5.02. At December 31, 2008, there were 2,170,626 unvested options with a weighted average grant date fair value of $4.60.

For the twelve months ended December 31, 2007, the aggregate intrinsic value of the 999,556 options exercised was $1,700,552.  For the twelve months ended December 31, 2006, the aggregate intrinsic value for the 258,672 options exercised was $512,171.  No options were exercised during 2008.

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

NOTE 6.  DISTRIBUTABLE EARNINGS

As of December 31, 2008, December 31, 2007, and December 31, 2006, there were no distributable earnings.  The difference between the book basis and tax basis components of distributable earnings is primarily nondeductible deferred compensation and net operating losses.

The Company did not declare dividends for the years ended December 31, 2008, 2007 or 2006.

NOTE 7.  EMPLOYEE BENEFITS

Employment Agreement with Charles E. Harris

Pursuant to his employment agreement, as most recently amended as of August 2, 2007 (the "Employment Agreement"), during the period of employment, Charles E. Harris received compensation in the form of base salary, with automatic yearly adjustments to reflect inflation, which amounted to a minimum required base salary of $246,651 for 2006.  Mr. Harris's base salary for 2006 was increased to $300,000 (thereby also increasing his SERP benefit as described below).   Mr. Harris's base salary for 2007 and 2008 was increased to $306,187 and $314,623, respectively, based on cost-of-living adjustments.

Under his employment agreement, Mr. Harris was entitled to participate in all compensation and employee benefit plans or programs, and to receive all benefits, perquisites, and emoluments for which salaried employees are eligible.  Under the Employment Agreement, we furnished Mr. Harris with certain perquisites, which included a company car, health-club membership, membership in certain social or country clubs, a reimbursement for an annual physical examination and up to a $5,000 annual reimbursement, adjusted for inflation, over the period of the agreement, for personal financial or tax advice.

The Employment Agreement also provided Mr. Harris with life insurance for the benefit of his designated beneficiary in the amount of at least $2,000,000; provided reimbursement for uninsured medical expenses, not to exceed $10,000 per annum, adjusted for inflation, over the period of the agreement; provided Mr. Harris and his spouse with long-term care insurance; and provided Mr. Harris with disability insurance providing for continuation of 100 percent of his base salary for a specified period.  These benefits were for the term of the Employment Agreement.  The Employment Agreement provided that the term of Mr. Harris's employment could not be extended beyond December 31, 2008, unless a committee of the Board consisting of non-interested Directors extended the date by one year pursuant to the Executive Mandatory Retirement Benefit Plan, and Mr. Harris agreed to serve beyond December 31, 2008.  Mr. Harris retired on December 31, 2008.

Mr. Harris's Employment Agreement also provided for a supplemental executive retirement plan (the "SERP") and a severance compensation agreement for his benefit as discussed below.

Other than Mr. Harris, our Chairman and Chief Executive Officer through December 31, 2008, none of our executive officers has a change in control agreement.  None of our executive officers is entitled to any special payments solely upon a change in control.

SERP

The Employment Agreement provided that we adopt a supplemental executive retirement plan (the "SERP") for the benefit of Mr. Harris.  Under the SERP, each month, we deposited one-twelfth of Mr. Harris's annual salary to a special account maintained on our books for the benefit of Mr. Harris, provided that Mr. Harris was employed by us on the last business day of that month.  The amounts credited to the SERP Account were deemed invested or reinvested in such investments as were requested by Mr. Harris and agreed to by the Company.  The SERP Account was credited and debited to reflect the deemed investment returns, losses and expenses attributed to such deemed investments and reinvestments in accordance with the terms of the SERP.  Mr. Harris's benefit under the SERP equaled the balance in the SERP Account and such benefit was 100 percent vested (i.e., not forfeitable).

We established a rabbi trust for the purpose of accumulating funds to satisfy the obligations incurred by us under the SERP, which amounted to $188,454 and $2,667,020 at December 31, 2008, and 2007, respectively, and is included in accounts payable and accrued liabilities.  The restricted funds for the SERP Account totaled $188,454 and $2,667,020 at December 31, 2008, and 2007, respectively.  Mr. Harris's rights to benefits pursuant to this SERP are no greater than those of a general creditor of us.

Mr. Harris received a distribution from his SERP Account totaling $2,889,717 during 2008.  The balance at December 31, 2008, of $188,454, plus any interest or earnings credited to the account through July 31, 2009, will be paid on July 31, 2009.

If Mr. Harris dies before the entire benefit under the SERP Account is paid to him, the amount remaining in the SERP Account will be distributed to his beneficiary in a lump-sum payment on the 90th day after the date of his death.

401(k) Plan

We adopted a 401(k) Plan covering substantially all of our employees.  Matching contributions to the plan are at the discretion of the Compensation Committee.  For the year ended December 31, 2008, the Compensation Committee approved a 100 percent match which amounted to $180,500.  The 401(k) Company match for the years ended December 31, 2007, and 2006 was $176,873 and $155,000, respectively.

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

The plan is unfunded and has no assets.  The following disclosures about changes in the benefit obligation under our plan to provide medical and dental insurance for retirees are as of the measurement date of December 31:

	2008	2007

Accumulated Postretirement Benefit Obligation at Beginning of Year	$628,745	$696,827

Service Cost	86,497	102,676

Interest Cost	39,972	33,935

Actuarial (Gain)/Loss	109,312	(196,248)

Benefits Paid	(10,847)	(8,445)

Accumulated Postretirement Benefit Obligation at End of Year	$853,679	$628,745

In accounting for the plan, the assumption made for the discount rate was 5.71 percent and 6.55 percent for the years ended December 31, 2008, and 2007, respectively.  The assumed health care cost trend rates in 2008 were nine percent grading to six percent over three years for medical and five percent per year for dental.  The assumed health care cost trend rates in 2007 were 9 percent grading to 6 percent over three years for medical and 5 percent per year for dental.    The effect on disclosure information of a one percentage point change in the assumed health care cost trend rate for each future year is shown below.

	1% Decrease	Assumed	1% Increase
	in Rates	Rates	in Rates

Aggregated Service and Interest Cost	$98,688	$126,469	$164,286

Accumulated Postretirement Benefit Obligation	$700,499	$853,679	$1,056,068

The net periodic postretirement benefit cost for the year is determined as the sum of service cost for the year, interest on the accumulated postretirement benefit obligation and amortization of the transition obligation (asset) less previously accrued expenses over the average remaining service period of employees expected to receive plan benefits.  The following is the net periodic postretirement benefit cost for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006

Service Cost	$86,497	$102,676	$79,381

Interest Cost on Accumulated Postretirement Benefit Obligation	39,972	33,935	33,786

Amortization of Transition Obligation	0	0	0

Amortization of Net (Gain)/Loss	(11,215)	(6,234)	0

Net Periodic Post Retirement Benefit Cost	$115,254	$130,377	$113,167

The Company estimates the following benefits to be paid in each of the following years:

2009	$23,639
2010	$25,584
2011	$20,213
2012	$21,663
2013	$23,175
2014 through 2017	$146,044

On December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," ("SFAS No. 158").  SFAS No. 158 required the Company to recognize the funded status of its retirement benefit plans in the December 31, 2006 statement of assets and liabilities with a corresponding adjustment to net assets.  The adjustment to net assets at adoption of $61,527 represents the net unrecognized actuarial gains of $95,145 applicable to the healthcare benefit plan net of $33,618 of unrecognized actuarial losses applicable to the Executive Mandatory Retirement Benefit Plan.  Such amounts previously were reflected as a net increase of the plan's funded status in the Company's statement of assets and liabilities pursuant to the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and No. 87, "Employers' Accounting for Pensions."  These amounts will be subsequently recognized as net periodic benefit cost pursuant to the Company's historical accounting policy for amortizing such amounts.  Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of net assets.  Those amounts are recognized as a component of net periodic benefit cost on the same basis as the amounts recognized at adoption of SFAS No. 158.

For the year ended December 31, 2008, net unrecognized actuarial losses, which resulted from the decrease in the discount rate referred to above, decreased by $120,527, which represents $109,312 of actuarial losses arising during the year, net of an $11,215 reclassification adjustment which increased the net periodic benefit cost for the year.

For the year ended December 31, 2007, net unrecognized actuarial gains, which resulted from the increase in the discount rate, increased by $190,014, which represents $196,248 of actuarial gains arising during the year, net of a $6,234 reclassification adjustment which reduced the net periodic benefit cost for the year.

Executive Mandatory Retirement Benefit Plan

On March 20, 2003, in order to begin planning for eventual management succession, the Board of Directors voted to establish the Executive Mandatory Retirement Benefit Plan for individuals who are employed by us in a bona fide executive or high policy-making position. The plan was amended and restated effective January 1, 2005, to comply with certain provisions of the Internal Revenue Code.  There are currently four individuals that qualify under the plan: Charles E. Harris, the Chairman and Chief Executive Officer through December 31, 2008, Douglas W. Jamison, the Chairman and Chief Executive Officer, Daniel B. Wolfe, the President, Chief Operating Officer and Chief Financial Officer, and Mel P. Melsheimer, the former President, Chief Operating Officer and Chief Financial Officer.  Under this plan, mandatory retirement takes place effective December 31 of the year in which the eligible individuals attain the age of 65.  On an annual basis beginning in the year in which the designated individual attains the age of 65, a committee of the Board consisting of non-interested directors may determine for our benefit to postpone the mandatory retirement date for that individual for one additional year.

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

At December 31, 2008, and 2007, we had accrued $380,737 and $382,932, respectively, for benefits under this plan.  At December 31, 2008, $229,294 was accrued for Mr. Melsheimer and $151,443 was accrued for Mr. Harris.  Currently, there is no accrual for Mr. Jamison or Mr. Wolfe.  This benefit will be unfunded, and the expense as it relates to Mr. Melsheimer and Mr. Harris was amortized over the fiscal periods through the years ended December 31, 2004, and 2008, respectively.  On December 31, 2004, Mr. Melsheimer retired pursuant to the Executive Mandatory Retirement Benefit Plan.  His annual benefit under the plan is $22,915.  On December 31, 2008, Mr. Harris retired pursuant to the Executive Mandatory Retirement Benefit Plan.  Mr. Harris's projected mandatory benefit will be approximately $151,443 and will be paid as a lump sum six months and one day after his retirement.

NOTE 8.  INCOME TAXES

We filed for the 1999 tax year to elect treatment as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code") and qualified for the same treatment for the years 2000 through 2007.  However, there can be no assurance that we will qualify as a RIC for 2008 or subsequent years.

In the case of a RIC which furnishes capital to development corporations, there is an exception to the rule relating to the diversification of investments required to qualify for RIC treatment.  This exception is available only to registered investment companies that the SEC determines to be principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available ("SEC Certification").  We have received SEC Certification since 1999, including for 2007, but it is possible that we may not receive SEC Certification in future years.

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

 For federal tax purposes, the Company’s 2005 through 2008 tax years remain open for examination by the tax authorities under the normal three year statute of limitations.  Generally, for state tax purposes, the Company’s 2004 through 2008 tax years remain open for examination by the tax authorities under a four year statute of limitations.

During 2008, we paid $17,592 in federal, state and local income taxes.  At December 31, 2008, we had $0 accrued for federal, state and local taxes payable by the Company.

We pay federal, state and local taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is taxed as a C Corporation.  For the years ended December 31, 2008, 2007, and 2006, our income tax expense for Harris & Harris Enterprises, Inc., was $16,528, $3,231, and $9,475, respectively.

Tax expense included in the Consolidated Statement of Operations consists of the following:

	2008	2007	2006

Current	$34,121	$87,975	$(227,355)

Total income tax (benefit) expense	$34,121	$87,975	$(227,355)

For the years ended December 31, 2008, 2007, and 2006, we paid $706, $74,454, and $0, respectively, in interest and penalties. At December 31, 2008, we had capital loss carryforwards of $8,292,068, which expire in 2016.

Continued qualification as a RIC requires us to satisfy certain investment asset diversification requirements in future years.  Our ability to satisfy those requirements may not be controllable by us. There can be no assurance that we will qualify as a RIC in subsequent years.

NOTE 9.  COMMITMENTS & CONTINGENCIES

On April 17, 2003, we signed a seven-year sublease for office space at 111 West 57th Street in New York City.  On December 17, 2004, we signed a sublease for additional office space at our current location. The subleases expire on April 29, 2010.  Total rent expense for our office space in New York City was $186,698 in 2008, $178,167 in 2007 and $174,625 in 2006.  Future minimum sublease payments in each of the following years are:  2009 — $197,700; and thereafter, for the remaining term — $65,969.

On July 1, 2008, we signed a five-year lease for office space at 420 Florence Street, Suite 200, Palo Alto, California, commencing on August 1, 2008, and expiring on August 31, 2013.  Total rent expense for our office space in Palo Alto was $51,525 in 2008.  Future minimum lease payments in each of the following years are: 2009 - $125,206; 2010 - $128,962; 2011 - $132,831; 2012 - $136,816 and 2013 - $93,135.

In the ordinary course of business, we indemnify our officers and directors, subject to certain regulatory limitations, for loss or liability related to their service on behalf of the Company, including serving on the Boards of Directors or as officers of portfolio companies.  At December 31, 2008, and 2007, we believe our estimated exposure is minimal, and accordingly we have no liability recorded.

NOTE 10.  CAPITAL TRANSACTIONS

On November 29, 2006, we filed a shelf registration statement with the SEC on Form N-2 to register 4,000,000 shares of our common stock, which was declared effective by the SEC on May 11, 2007.  The common stock could be sold at prices and on terms to be set forth in one or more supplements to the prospectus from time to time.

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

NOTE 11.  CHANGE IN NET ASSETS PER SHARE

The following table sets forth the computation of basic and diluted per share net increases in net assets resulting from operations for the twelve months ended December 31, 2008, 2007, and 2006.

	2008	2007	2006

Numerator for decrease in net assets per share	$(49,181,497)	$(6,716,445)	$(11,773,112)

Denominator for basic and diluted weighted average shares	24,670,516	22,393,030	20,759,547

Basic and diluted net decrease in net assets per share resulting from operations	(1.99)	$(0.30)	$(0.57)

NOTE 12.  SUBSEQUENT EVENTS

On February 4, 2009, we made a $408,573 follow-on investment in a privately held tiny technology portfolio company.

On February 13, 2009, we made a $200,000 follow-on investment in a privately held tiny technology portfolio company.

 On March 11, 2009, we made a $3,492 follow-on investment in a privately held tiny technology portfolio company.

On December 31, 2008, we valued the shares of one of our privately held tiny technology portfolio companies at $2.5188 per share.  On February 27, 2009, that company raised additional funding from a third party, independent financial investor at $5.0376 per share.  This transaction could be a material input to our determination of the value of our shares of this portfolio company at March 31, 2009.  A valuation calculated based on this input alone could increase the value of this portfolio company at March 31, 2009, ranging from $0 to approximately $5,400,000, or $0 to approximately $0.21 per share, from the value at December 31, 2008.  This input will be one of many used by our Valuation Committee, which is made up of all of our independent directors, to set the value of this portfolio company at March 31, 2009.

NOTE 13.  SELECTED QUARTERLY DATA (UNAUDITED)

	2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total investment income	$576,302	$467,625	$587,918	$355,502

Net operating loss	$(2,480,618)	$(2,638,283)	$(2,196,739)	$(3,371,511)

Net (decrease) increase in net assets resulting from operations	$(3,289,035)	$1,354,709	$(34,032,747)	$(13,214,424)

Net (decrease) increase in net assets resulting from operations per average outstanding share	$(0.14)	$0.06	$(1.32)	$(0.51)

	2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total investment income	$652,498	$637,701	$743,414	$672,023

Net operating loss	$(2,667,118)	$(2,891,667)	$(3,117,595)	$(3,151,163)

Net (decrease) increase in net assets resulting from operations	$(6,390,160)	$(4,093,644)	$604,237	$3,163,122

Net (decrease) increase in net assets resulting from operations per average outstanding share	$(0.30)	$(0.19)	$0.03	$0.16

HARRIS & HARRIS GROUP, INC. FINANCIAL HIGHLIGHTS

	Year Ended	Year Ended	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006

Per Share Operating Performance

Net asset value per share, beginning of year	$5.93	$5.42	$5.68

Net operating (loss)*	(0.43)	(0.53)	(0.37)
Net realized (loss) income on investments*	(0.34)	0.00	0.01
Net decrease in unrealized depreciation as a result of sales*	0.34	0.00	0.00
Net (increase) decrease in unrealized depreciation on investments held*(1)	(1.49)	0.23	(0.21)
Total from investment operations*	(1.92)	(0.30)	(0.57)

Net increase as a result of stock-based compensation expense*	0.24	0.36	0.24
Net increase as a result of proceeds from exercise of options	0.00	0.19	0.07
Net (decrease) increase as a result of stock offering, net of offering expenses	(0.01)	0.26	0.00
Total increase from capital stock transactions	0.23	0.81	0.31

Net asset value per share, end of year	$4.24	$5.93	$5.42

Stock price per share, end of year	$3.95	$8.79	$12.09

Total return based on stock price	(55.06)%	(27.3)%	(13.0)%

Supplemental Data:

Net assets, end of year	$109,531,113	$138,363,344	$113,930,303

Ratio of expenses to average net assets	9.6%	11.6%	9.2%

Ratio of net operating loss to average net assets	(8.1)%	(9.5)%	(6.6)%

Cash dividends paid per share	$0.00	$0.00	$0.00

Taxes payable on behalf of shareholders on the deemed dividend per share	$0.00	$0.00	$0.00

Number of shares outstanding, end of year	25,859,573	23,314,573	21,015,017

*Based on average shares outstanding.

(1) Net unrealized gains (losses) includes rounding adjustments to reconcile change in net asset value per share.  See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of unrealized losses on investments.

The accompanying notes are an integral part of this schedule.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the Securities Exchange Act of 1934 (the "1934 Act")).  Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures.  As of December 31, 2008, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management's Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm, on the Company’s internal control over financial reporting, is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information set forth under the captions "Nominees," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Audit Committee" in our Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2009, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "2009 Proxy Statement"), is herein incorporated by reference.

We have adopted a Code of Conduct for Directors and Employees, which also applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Treasurer and Controller and is posted on our website at http://www.tinytechvc.com/shareholder_information/Code_of_Conduct.html.

The Board of Directors has determined that Dugald A. Fletcher, James E. Roberts and Richard P. Shanley are all "Audit Committee Financial Experts" serving on our Audit Committee.  Messrs. Fletcher, Roberts and Shanley are independent as defined under Section 2(a)(19) of the Investment Company Act of 1940 and under the rules of the Nasdaq Stock Market.

Item 11. Executive Compensation.

The information set forth under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report on Executive Compensation" in the 2009 Proxy Statement is herein incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the caption "How Many Shares Do the Company's Principal Shareholders, Directors and Executive Officers Own?" in the 2009 Proxy Statement is herein incorporated by reference.   The "Equity Compensation Plan Information" chart is set forth herein under Item 5.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions "Board Committees," "Nominees" and "Related Party Transactions" in the 2009 Proxy Statement is herein incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information set forth under the captions "Audit Committee's Pre-Approval Policies" and "Fees Paid to PwC for 2008 and 2007" in the 2009 Proxy Statement is herein incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statements Schedules.

(a)	The following documents are filed as a part of this report:

(1)	Listed below are the financial statements which are filed as part of this report:

•	Consolidated Statements of Assets and Liabilities as of December 31, 2008, and 2007;

•	Consolidated Statements of Operations for the years ended December 31, 2008, 2007, and 2006;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006;

•	Consolidated Statements of Changes in Net Assets for the years ended December 31, 2008, 2007, and 2006;

•	Consolidated Schedule of Investments as of December 31, 2008;

•	Consolidated Schedule of Investments as of December 31, 2007;

•	Footnote to Consolidated Schedule of Investments;

•	Notes to Consolidated Financial Statements; and

•	Financial Highlights for the years ended December 31, 2008, 2007, and 2006.

(2)	No financial statement schedules are required to be filed herewith because (i) such schedules are not required or (ii) the information has been presented in the above financial statements.

(3)	The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

3.1(a)	Restated Certificate of Incorporation of Harris & Harris Group, Inc., dated September 23, 2005, incorporated by reference as Exhibit 99 to Form 8-K (File No. 814-00176) filed on September 27, 2005.

3.1(b)
Certificate of Amendment of the Certificate of Incorporation of Harris & Harris Group, Inc., dated May 19, 2006, incorporated by reference as Exhibit 3.1 to the Company's Form 10-Q (File No. 814-00176) filed on August 9, 2006.

3.2*	Restated By-laws.

4*	Form of Specimen Certificate of Common Stock.

10.1*	Harris & Harris Group, Inc. Form of Custody Agreement with The Bank of New York Mellon.

10.2*	Form of Indemnification Agreement which has been established with all directors and executive officers of the Company.

10.3	Deferred Compensation Agreement, incorporated by reference as Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 2004 (File No. 814-00176) filed on March 16, 2005.

10.4	Amendment No. 4 to Deferred Compensation Agreement, incorporated by reference as Exhibit 10 to the Company's Form 10-Q (File No. 814-00176) filed on August 9, 2006.

10.5	Amendment No. 2 to Deferred Compensation Agreement, incorporated by reference as Exhibit 10.1 to the Company's Form 8-K (File No. 814-00176) filed on October 15, 2004.

10.6*	Amendment No. 1 to Deferred Compensation Agreement.

10.7
Trust Under Harris & Harris Group, Inc., Deferred Compensation Agreement, incorporated by reference as Exhibit I(12) to the Company's Registration Statement on Form N-2 (File No. 333-138996) filed on November 29, 2006.

10.8
Harris & Harris Group, Inc. Amended and Restated Employee Profit-Sharing Plan, incorporated by reference as Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 2007 (File No. 814-00176) filed on March 13, 2008.

10.9	Harris & Harris Group, Inc. 2006 Equity Incentive Plan, incorporated by reference as Appendix B to the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders filed on April 3, 2006.

10.10	Form of Incentive Stock Option Agreement incorporated by reference as Exhibit 10.1 to the Company's Form 8-K (File No. 814-00176) filed on June 26, 2006.

10.11*	Form of Non-Qualified Stock Option Agreement.

10.12
Amended and Restated Employment Agreement between Harris & Harris Group, Inc. and Charles E. Harris, dated August 2, 2007, incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00176) filed on August 3, 2007.

10.13	Amended and Restated Severance Compensation Agreement, dated August 2, 2007, incorporated by reference as Exhibit 10.2 to the Company’s Form 8-K (File No. 814-00176) filed on August 3, 2007.

10.14	Amended and Restated Supplemental Executive Retirement Plan, dated August 2, 2007, incorporated by reference as Exhibit 10.3 to the Company’s Form 8-K (File No. 814-00176) filed on August 3, 2007.

10.15
Amended and Restated Harris & Harris Group, Inc. Executive Mandatory Retirement Benefit Plan, dated August 2, 2007, incorporated by reference as Exhibit 10.4 to the Company’s Form 8-K (File No. 814-00176) filed on August 3, 2007.

10.16
Agreement of Sub-Sublease, dated April 18, 2003, by and between Prominent USA, Inc. and Harris & Harris Group, Inc., incorporated by reference as Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 2007 (File No. 814-00176) filed on March 13, 2008.

10.17
Amendment to Agreement of Sub-Sublease, dated May 9, 2003, by and between Prominent USA, Inc., and Harris & Harris Group, Inc., incorporated by reference as Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 2007 (File No. 814-00176) filed on March 13, 2008.

10.18
Assignment and Assumption, Modification and Extension of Sublease Agreement, dated December 17, 2004, by and among the Economist Newspaper Group, Inc., National Academy of Television Arts & Sciences, and Harris & Harris Group, Inc., incorporated by reference as Exhibit 10.19 to the Company's Form 10-K for the year ended December 31, 2007 (File No. 814-00176) filed on March 13, 2008.

10.19
Lease dated July 1, 2008 by and between Jack Rominger, Tommie Plemons and Dale Denson as Lessor and Harris & Harris Group, Inc., a New York corporation, as Lessee, incorporated by reference as Exhibit  10.1 to the Company's Form 10-Q (File No. 814-00176) filed on November 7, 2008.

10.20
Nonsolicitation and Noncompetition Agreement between the Company and Charles E. Harris, dated July 31, 2008, incorporated by reference as Exhibit 10 to the Company's Form 8-K (File No. 814-00176) filed on August 1, 2008.

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

HARRIS & HARRIS GROUP, INC.

Date: March 13, 2009	By:	/s/ Douglas W. Jamison
Douglas W. Jamison
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Douglas W. Jamison	Chairman of the Board	March 13, 2009
Douglas W. Jamison	and Chief Executive Officer

/s/ Daniel B. Wolfe	Chief Financial Officer	March 13, 2009
Daniel B. Wolfe

/s/ Patricia N. Egan	Chief Accounting Officer	March 13, 2009
Patricia N. Egan	and Senior Controller

/s/ W. Dillaway Ayres, Jr.	Director	March 13, 2009
W. Dillaway Ayres, Jr.

/s/ C. Wayne Bardin	Director	March 13, 2009
C. Wayne Bardin

/s/ Phillip A. Bauman	Director	March 13, 2009
Phillip A. Bauman

/s/ G. Morgan Browne	Director	March 13, 2009
G. Morgan Browne

/s/ Dugald A. Fletcher	Director	March 13, 2009
Dugald A. Fletcher

/s/ Lori D. Pressman	Director	March 13, 2009
Lori D. Pressman

/s/ Charles E. Ramsey	Director	March 13, 2009
Charles E. Ramsey

/s/ James E. Roberts	Director	March 13, 2009
James E. Roberts

/s/ Richard P. Shanley	Director	March 13, 2009
Richard P. Shanley

EXHIBIT INDEX

The following exhibits are filed with this report in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit No.	Description

3.2	Restated By-laws.

4	Form of Specimen Certificate of Common Stock.

10.1	Harris & Harris Group, Inc. Form of Custody Agreement with The Bank of New York Mellon.

10.2	Form of Indemnification Agreement which has been established with all directors and executive officers of the Company.

10.6	Amendment No. 1 to Deferred Compensation Agreement.

10.11	Form of Non-Qualified Stock Option Agreement.

31.01	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.