Form 10-Q
period 2009-03-31
HARRIS & HARRIS GROUP INC /NY/
filed 2009-05-08
CIK 893739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 0-11576

HARRIS & HARRIS GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

New York	13-3119827
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

111 West 57th Street, New York, New York	10019
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2009
Common Stock, $0.01 par value per share	25,859,573 shares

Harris & Harris Group, Inc.
Form 10-Q, March 31, 2009

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

 The information furnished in the accompanying consolidated financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim period presented.

Harris & Harris Group, Inc.® (the "Company," "us," "our" and "we"), is an internally managed venture capital company that has elected to operate as a business development company under the Investment Company Act of 1940 (the "1940 Act").  Certain information and disclosures normally included in the consolidated financial statements in accordance with Generally Accepted Accounting Principles have been condensed or omitted as permitted by Regulation S-X and Regulation S-K.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008, contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

On May 30, 2008, we received SEC certification for 2007, permitting us to qualify for RIC treatment for 2007 (as we had for the years 1999 through 2006) pursuant to Section 851(e) of the Code.  Although the SEC certification for 2007 was issued, there can be no assurance that we will qualify for or receive such certification for subsequent years (to the extent we need additional certification as a result of changes in our portfolio) or that we will actually qualify for Subchapter M treatment in subsequent years.  We filed for SEC certification for 2008, and we have not yet received a response about our qualification.  However, in 2008, we qualified for RIC treatment even without certification.  In addition, under certain circumstances, even if we qualified for Subchapter M treatment in a given year, we might take action in a subsequent year to ensure that we would be taxed in that subsequent year as a C Corporation, rather than as a RIC.  Because Subchapter M does not permit deduction of operating expenses against long-term capital gains, it is not clear that the Company and its shareholders have paid less taxes since 1999 than they would have paid had the Company remained a C Corporation.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

ASSETS

	March 31, 2009 (Unaudited)	December 31, 2008
Investments, in portfolio securities at value:
Unaffiliated companies (cost: $24,320,940 and
$24,208,281, respectively)	$10,802,744	$12,086,503
Non-controlled affiliated companies (cost: $61,330,539
and $60,796,720, respectively)	44,338,636	39,650,187
Controlled affiliated companies (cost: $6,085,000
and $6,085,000, respectively)	3,652,308	5,228,463
Total, investments in private portfolio companies at value
(cost: $91,736,479 and $91,090,001, respectively)	$58,793,688	$56,965,153

Investments, in U.S. Treasury obligations at value
(cost: $51,343,768 and $52,956,288, respectively)	51,340,811	52,983,940
Cash and cash equivalents	241,402	692,309
Restricted funds (Note 10)	192,573	191,955
Interest receivable	13	56
Prepaid expenses	346,887	484,567
Other assets	294,764	309,621
Total assets	$111,210,138	$111,627,601

LIABILITIES & NET ASSETS

Accounts payable and accrued liabilities (Note 10)	$1,988,247	$2,088,348
Deferred rent	6,564	8,140
Total liabilities	1,994,811	2,096,488

Net assets	$109,215,327	$109,531,113

Net assets are comprised of:
Preferred stock, $0.10 par value,
2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares authorized at
3/31/09 and 12/31/08; 27,688,313 issued at
3/31/09 and 12/31/08	276,884	276,884
Additional paid in capital (Note 6)	181,887,145	181,251,507
Accumulated net operating and realized loss	(36,597,423)	(34,494,551)
Accumulated unrealized depreciation of investments	(32,945,748)	(34,097,196)
Treasury stock, at cost (1,828,740 shares at 3/31/09 and 12/31/08)	(3,405,531)	(3,405,531)

Net assets	$109,215,327	$109,531,113

Shares outstanding	25,859,573	25,859,573

Net asset value per outstanding share	$4.22	$4.24

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Investment income:
Interest from:
Fixed-income securities and bridge notes (Note 3)	$(35,899)	$576,302
Miscellaneous income	12,338	0
Total investment (loss) income	(23,561)	576,302

Expenses:
Salaries, benefits and stock-based compensation (Note 6)	1,387,340	2,433,295
Administration and operations	290,435	301,855
Professional fees	215,250	138,232
Rent	78,063	57,854
Directors' fees and expenses	84,509	105,146
Depreciation	12,859	13,985
Custodian fees	6,862	6,553
Total expenses	2,075,318	3,056,920

Net operating loss	(2,098,879)	(2,480,618)

Net realized loss from investments:
Realized loss from:
Unaffiliated companies	(3,288)	0
Non-controlled affiliated companies	0	(5,014,653)
Controlled affiliated companies	0	0
U.S. Treasury obligations/other	(325)	(217)
Realized loss from investments	(3,613)	(5,014,870)

Income tax expense (Note 7)	380	46,198
Net realized loss from investments	(3,993)	(5,061,068)

Net decrease (increase) in unrealized depreciation on investments:
Change as a result of investment sales	0	5,014,653
Change on investments held	1,151,448	(762,002)
Net decrease in unrealized depreciation on investments	1,151,448	4,252,651

Net decrease in net assets resulting from operations:

Total	$(951,424)	$(3,289,035)

Per average basic and diluted outstanding share	$(0.04)	$(0.14)

Average outstanding shares	25,859,573	23,314,573

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Cash flows used in operating activities:
Net decrease in net assets resulting from operations	$(951,424)	$(3,289,035)
Adjustments to reconcile net decrease in net assets
resulting from operations to net cash used in
operating activities:
Net realized and unrealized (gain) loss on investments	(1,147,835)	762,219
Depreciation of fixed assets, amortization of premium or
discount on U.S. government securities, and bridge note interest	86,269	(454,332)
Stock-based compensation expense	635,638	1,466,980

Changes in assets and liabilities:
Restricted funds	(618)	146,710
Receivable from portfolio company	0	524
Interest receivable	54,660	149,849
Prepaid expenses	137,680	76,078
Other assets	3,312	(2,492)
Accounts payable and accrued liabilities	(100,103)	(296,978)
Deferred rent	(1,576)	(1,659)
Current income tax liability	0	541

Net cash used in operating activities	(1,283,997)	(1,441,595)

Cash flows from investing activities:
Purchase of U.S. government securities	(52,334,768)	(21,230,754)
Sale of U.S. government securities	53,892,347	28,883,642
Investment in private placements and loans	(723,176)	(6,435,274)
Proceeds from sale of investments	0	105,714
Purchase of fixed assets	(1,313)	(1,588)

Net cash provided by investing activities	833,090	1,321,740

Cash flows from financing activities:
Net cash provided by financing activities	0	0

Net decrease in cash and cash equivalents:
Cash and cash equivalents at beginning of the period	692,309	330,009
Cash and cash equivalents at end of the period	241,402	210,154

Net decrease in cash and cash equivalents	$(450,907)	$(119,855)

Supplemental disclosures of cash flow information:
Income taxes paid	$380	$45,657

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended March 31, 2009 (Unaudited)	Year Ended December 31, 2008
Changes in net assets from operations:

Net operating loss	$(2,098,879)	$(10,687,151)
Net realized loss on investments	(3,993)	(8,323,634)
Net decrease in unrealized depreciation on investments as a result of sales	0	8,292,072
Net decrease (increase) in unrealized depreciation on investments held	1,151,448	(38,462,784)

Net decrease in net assets resulting from operations	(951,424)	(49,181,497)

Changes in net assets from capital stock transactions:

Issuance of common stock on offering	0	25,450
Additional paid-in capital on common stock issued	0	14,358,047
Stock-based compensation expense	635,638	5,965,769

Net increase in net assets resulting from capital stock transactions	635,638	20,349,266

Net decrease in net assets	(315,786)	(28,832,231)

Net assets:

Beginning of the period	109,531,113	138,363,344

End of the period	$109,215,327	$109,531,113

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2009 (Unaudited)

	Method of Valuation (1)	Shares/ Principal	Value

Investments in Unaffiliated Companies (2)(3) – 9.9% of net assets at value

Private Placement Portfolio (Illiquid) – 9.9% of net assets at value

BioVex Group, Inc. (4)(5)(6)(7) -- Developing novel biologics for treatment of cancer and infectious disease
Series E Convertible Preferred Stock	(M)	2,799,552	$85,995
Series F Convertible Preferred Stock	(M)	1,321,196	270,436
Warrants at $0.241576 expiring 11/13/15	( I )	248,120	29,329
			385,760

Cobalt Technologies, Inc. (4)(5)(6)(8) – Developing biobutanol through biomass fermentation
Series C Convertible Preferred Stock	(M)	176,056	187,500

Exponential Business Development Company (4)(5) -- Venture
capital partnership focused on early stage companies
Limited Partnership Interest	(M)	1	1,853

Kereos, Inc. (4)(5)(6) -- Developing emulsion-based imaging
agents and targeted therapeutics to image and treat cancer
and cardiovascular disease
Common Stock	(M)	545,456	0

Molecular Imprints, Inc. (4)(5) -- Manufacturing nanoimprint lithography capital equipment
Series B Convertible Preferred Stock	(M)	1,333,333	1,083,333
Series C Convertible Preferred Stock	(M)	1,250,000	1,015,625
Warrants at $2.00 expiring 12/31/11	( I )	125,000	31,625
			2,130,583

Nanosys, Inc. (4)(5) -- Developing zero and one-dimensional
inorganic nanometer-scale materials and devices
Series C Convertible Preferred Stock	(M)	803,428	1,777,584
Series D Convertible Preferred Stock	(M)	1,016,950	2,250,002
			4,027,586

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2009 (Unaudited)

	Method of Valuation (1)	Shares/ Principal	Value

Investments in Unaffiliated Companies (2)(3) – 9.9% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) – 9.9% of net assets at value (cont.)

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
Common Stock	(M)	716,195	174,788
Series 1 Convertible Preferred Stock	(M)	1,831,256	446,920
Series 2 Convertible Preferred Stock	(M)	741,898	181,060
Series 3 Convertible Preferred Stock	(M)	2,750,000	671,138
Series X Convertible Preferred Stock	(M)	2,000	97,620
Warrants at $0.15 expiring 01/26/10	( I )	16,364	2,111
Warrants at $0.15 expiring 12/05/10	( I )	14,063	2,166
			1,575,803

Polatis, Inc. (4)(5)(6)(9) -- Developing MEMS-based optical
networking components
Series A-1 Convertible Preferred Stock	(M)	16,775	0
Series A-2 Convertible Preferred Stock	(M)	71,611	0
Series A-4 Convertible Preferred Stock	(M)	4,774	0
Series A-5 Convertible Preferred Stock	(M)	16,438	0
			0

PolyRemedy, Inc. (4)(5)(6) --Developing a robotic
manufacturing platform for wound treatment patches
Series B-1 Convertible Preferred Stock	(M)	287,647	122,250

Starfire Systems, Inc. (4)(5) -- Producing ceramic-forming polymers
Common Stock	(M)	375,000	0
Series A-1 Convertible Preferred Stock	(M)	600,000	0
			0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2009 (Unaudited)

	Method of Valuation (1)	Shares/ Principal	Value

Investments in Unaffiliated Companies (2)(3) – 9.9% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) – 9.9% of net assets at value (cont.)

TetraVitae Bioscience, Inc. (4)(5)(6)(10) -- Developing alternative chemicals and fuels through biomass fermentation
Series B Convertible Preferred Stock	(M)	118,804	$125,000

Total Unaffiliated Private Placement Portfolio (cost: $24,320,940)			$10,802,744

Total Investments in Unaffiliated Companies (cost: $24,320,940)			$10,802,744

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2009 (Unaudited)

	Method of Valuation (1)	Shares/ Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(11) – 40.6% of net assets at value

Private Placement Portfolio (Illiquid) – 40.6% of net assets at value

Adesto Technologies Corporation (4)(5)(6) -- Developing
semiconductor-related products enabled at the nanoscale
Series A Convertible Preferred Stock	(M)	6,547,619	$1,100,000

Ancora Pharmaceuticals, Inc. (4)(5)(6) -- Developing synthetic carbohydrates for pharmaceutical applications
Series B Convertible Preferred Stock	(M)	1,663,808	800,000

BridgeLux, Inc. (4)(5)(12) -- Manufacturing high-power light emitting diodes
Series B Convertible Preferred Stock	(M)	1,861,504	1,396,128
Series C Convertible Preferred Stock	(M)	2,130,699	1,598,025
Series D Convertible Preferred Stock	(M)	666,667	500,000
Warrants at $0.7136 expiring 12/31/14	( I )	98,340	60,184
Warrants at $0.7136 expiring 12/31/14	( I )	65,560	40,123
			3,594,460

Cambrios Technologies Corporation (4)(5)(6) -- Developing
nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock	(M)	1,294,025	647,013
Series C Convertible Preferred Stock	(M)	1,300,000	650,000
			1,297,013

CFX Battery, Inc. (4)(5)(6)(13) -- Developing batteries using nanostructured materials
Series A Convertible Preferred Stock	(M)	1,885,108	1,476,756

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2009 (Unaudited)

	Method of Valuation (1)	Shares/ Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(11) – 40.6% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) – 40.6% of net assets at value (cont.)

Crystal IS, Inc. (4)(5) -- Developing single-crystal
aluminum nitride substrates for light-emitting diodes
Series A Convertible Preferred Stock	(M)	391,571	$0
Series A-1 Convertible Preferred Stock	(M)	1,300,376	0
Unsecured Convertible Bridge Note (including interest)	(M)	$408,573	415,961
Warrants at $0.78 expiring 05/05/13	( I )	15,231	0
Warrants at $0.78 expiring 05/12/13	( I )	2,350	0
Warrants at $0.78 expiring 08/08/13	( I )	4,396	0
			415,961

CSwitch Corporation (4)(5)(6)(14) -- Developing system-
on-a-chip solutions for communications-based platforms
Series A-1 Convertible Preferred Stock	(M)	6,863,118	0
Unsecured Convertible Bridge Note (including interest)	(M)	$1,766,673	0
			0

D-Wave Systems, Inc. (4)(5)(6)(15) -- Developing high-
performance quantum computing systems
Series B Convertible Preferred Stock	(M)	1,144,869	1,013,595
Series C Convertible Preferred Stock	(M)	450,450	398,800
Series D Convertible Preferred Stock	(M)	1,533,395	1,357,572
			2,769,967

Ensemble Discovery Corporation (4)(5)(6)(16) -- Developing DNA
Programmed Chemistry for the discovery of new classes of
therapeutics and bioassays
Series B Convertible Preferred Stock	(M)	1,449,275	1,000,000
Unsecured Convertible Bridge Note (including interest)	(M)	$250,286	261,312
			1,261,312

Innovalight, Inc. (4)(5)(6) -- Developing solar power
products enabled by silicon-based nanomaterials
Series B Convertible Preferred Stock	(M)	16,666,666	4,288,662
Series C Convertible Preferred Stock	(M)	5,810,577	1,495,176
			5,783,838

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2009 (Unaudited)

	Method of Valuation (1)	Shares/ Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(11) – 40.6% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) – 40.6% of net assets at value (cont.)

Kovio, Inc. (4)(5)(6) -- Developing semiconductor products
using printed electronics and thin-film technologies
Series C Convertible Preferred Stock	(M)	2,500,000	$2,561,354
Series D Convertible Preferred Stock	(M)	800,000	819,633
Series E Convertible Preferred Stock	(M)	1,200,000	1,229,450
Warrants at $1.25 expiring 12/31/12	( I )	355,880	247,337
			4,857,774

Mersana Therapeutics, Inc. (4)(5)(6)(17) -- Developing advanced polymers for drug delivery
Series A Convertible Preferred Stock	(M)	68,451	68,451
Series B Convertible Preferred Stock	(M)	866,500	866,500
Unsecured Convertible Bridge Note (including interest)	(M)	$400,000	415,562
Warrants at $2.00 expiring 10/21/10	( I )	91,625	29,961
			1,380,474

Metabolon, Inc. (4)(5) -- Discovering biomarkers through
the use of metabolomics
Series B Convertible Preferred Stock	(M)	2,173,913	652,174
Series B-1 Convertible Preferred Stock	(M)	869,565	260,870
Warrants at $1.15 expiring 3/25/15	( I )	434,783	87,391
			1,000,435

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

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2009 (Unaudited)

	Method of Valuation (1)	Shares/ Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(11) – 40.6% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) – 40.6% of net assets at value (cont.)

Nextreme Thermal Solutions, Inc. (4)(5) -- Developing thin-film thermoelectric devices for cooling and energy conversion
Series A Convertible Preferred Stock	(M)	17,500	$875,000
Series B Convertible Preferred Stock	(M)	4,870,244	1,327,629
			2,202,629

Questech Corporation (4)(5) -- Manufacturing and marketing
proprietary metal and stone decorative tiles
Common Stock	(M)	655,454	99,097
Warrants at $1.50 expiring 11/19/09	( I )	5,000	0
			99,097

Siluria Technologies, Inc. (4)(5)(6) -- Developing next-generation nanomaterials
Series S-2 Convertible Preferred Stock	(M)	482,218	0
Unsecured Bridge Note (including interest)	(M)	$42,542	43,046
			43,046

Solazyme, Inc. (4)(5)(6) -- Developing algal biodiesel, industrial chemicals and special ingredients based on synthetic biology
Series A Convertible Preferred Stock	(M)	988,204	4,978,157
Series B Convertible Preferred Stock	(M)	495,246	2,494,841
Series C Convertible Preferred Stock	(M)	651,309	3,281,021
			10,754,019

Xradia, Inc. (4)(5) -- Designing, manufacturing and selling ultra-high resolution 3D x-ray microscopes and fluorescence imaging systems
Series D Convertible Preferred Stock	(M)	3,121,099	4,000,000

Total Non-Controlled Private Placement Portfolio (cost: $61,330,539)			$44,338,636

Total Investments in Non-Controlled Affiliated Companies (cost: $61,330,539)			$44,338,636

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2009 (Unaudited)

	Method of Valuation (1)	Shares/ Principal	Value

Investments in Controlled Affiliated Companies (2)(18) – 3.3% of net assets at value

Private Placement Portfolio (Illiquid) – 3.3% of net assets at value

Laser Light Engines, Inc. (4)(5)(6) -- Manufacturing solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	(M)	7,499,062	$1,500,000

SiOnyx, Inc. (4)(5)(6) -- Developing silicon-based optoelectronic products enabled by its proprietary "Black Silicon"
Series A Convertible Preferred Stock	(M)	233,499	67,843
Series A-1 Convertible Preferred Stock	(M)	2,966,667	861,965
Series A-2 Convertible Preferred Stock	(M)	4,207,537	1,222,500
			2,152,308

Total Controlled Private Placement Portfolio (cost: $6,085,000)			$3,652,308

Total Investments in Controlled Affiliated Companies (cost: $6,085,000)			$3,652,308

Total Private Placement Portfolio (cost: $91,736,479)			$58,793,688

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2009 (Unaudited)

	Method of Valuation (1)	Shares/ Principal	Value

U.S. Government Securities (19) – 47.0% of net assets at value

U.S. Treasury Bill -- due date 04/30/09	(M)	$51,348,000	$51,340,811

Total Investments in U.S. Government Securities (cost: $51,343,768)			$51,340,811

Total Investments (cost: $143,080,247)			$110,134,499

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2009 (Unaudited)

Notes to Consolidated Schedule of Investments

(1)	See Footnote to Consolidated Schedule of Investments on page 17 for a description of the Valuation Procedures.

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

(3)
The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $24,320,940.  The gross unrealized appreciation based on the tax cost for these securities is $862,081.  The gross unrealized depreciation based on the tax cost for these securities is $14,380,277.

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

(8)	Cobalt Technologies, Inc., does business as Cobalt Biofuels.

(9)	Continuum Photonics, Inc., merged with Polatis, Ltd., to form Polatis, Inc.

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

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2009 (Unaudited)

(11)
The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $61,330,539.  The gross unrealized appreciation based on the tax cost for these securities is $8,174,077.  The gross unrealized depreciation based on the tax cost for these securities is $25,165,980.

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

(15)
D-Wave Systems, Inc., is located and is doing business primarily in Canada.   We invested in D-Wave Systems, Inc., through D-Wave USA, a Delaware company.  Our investment is denominated in Canadian dollars and is subject to foreign currency translation.  See "Note 3. Summary of Significant Accounting Policies."

(16)
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

(17)	Mersana Therapeutics, Inc., was previously named Nanopharma Corp.

(18)
The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $6,085,000.  The gross unrealized appreciation based on the tax cost for these securities is $0.  The gross unrealized depreciation based on the tax cost for these securities is $2,432,692.

(19)
The aggregate cost for federal income tax purposes of our U.S. government securities is $51,343,768.  The gross unrealized appreciation on the tax cost for these securities is $0.  The gross unrealized depreciation on the tax cost of these securities is $2,957.

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

Harris & Harris Enterprises, Inc.SM, is a 100 percent wholly owned subsidiary of the Company.  Harris & Harris Enterprises, Inc., is a partner in Harris Partners I, L.P. SM, and is taxed under Subchapter C of the Code (a “C Corporation”).  Harris Partners I, L.P, is a limited partnership and is used to hold certain interests in portfolio companies.  The partners of Harris Partners I, L.P., are Harris & Harris Enterprises, Inc., (sole general partner) and Harris & Harris Group, Inc. (sole limited partner).  Harris & Harris Enterprises, Inc., pays taxes on any non-passive investment income generated by Harris Partners I, L.P.   For the period ended March 31, 2009, there was no non-passive investment income generated by Harris Partners I, L.P.  The Company consolidates the results of its subsidiaries for financial reporting purposes.

NOTE 2.  INTERIM FINANCIAL STATEMENTS

 Our interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and in conformity with generally accepted accounting principles applicable to interim financial information.  Accordingly, they do not include all information and disclosures necessary for a presentation of our financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America.  In the opinion of management, these financial statements reflect all adjustments, consisting of valuation adjustments and normal recurring accruals, necessary for a fair presentation of our financial position, results of operations and cash flows for such periods.  The results of operations for any interim period are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Portfolio Investment Valuations.  Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the SEC.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets.  (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.")  At March 31, 2009, our financial statements include private venture capital investments valued at $58,793,688, the fair values of which were determined in good faith by, or under the direction, of the Board of Directors.  Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated.  The difference could be material.

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

Foreign Currency Translation.  The accounting records of the Company are maintained in U.S. dollars.  All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation.  For the three months ended March 31, 2009, included in the net decrease in unrealized depreciation on investments was a $67,345 loss resulting from foreign currency translation.

Securities Transactions.  Securities transactions are accounted for on the date the transaction for the purchase or sale of the securities is entered into by the Company (i.e., trade date).

Interest Income Recognition.  Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis.  When securities are determined to be non-income producing, the Company ceases accruing interest and writes off any previously accrued interest.  During the three months ended March 31, 2009, the Company earned $37,511 in interest on U.S. government securities and interest-bearing accounts.  During the three months ended March 31, 2009, the Company wrote off, on a net basis, $73,410 of bridge note interest.

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

Stock-Based Compensation.  The Company has a stock-based employee compensation plan.  The Company accounts for the Stock Plan in accordance with the provisions of SFAS No. 123(R), which requires that we determine the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, and record these amounts as an expense in the Statement of Operations over the vesting period with a corresponding increase to our additional paid-in capital.  At March 31, 2009, and December 31, 2008, the increase to our operating expenses was offset by the increase to our additional paid-in capital, resulting in no net impact to our net asset value.  Additionally, the Company does not record the tax benefits associated with the expensing of stock options, because the Company currently intends to qualify as a RIC under Subchapter M of the Code.  The amount of non-cash, stock-based compensation expense recognized in the Consolidated Statements of Operations is based on the fair value of the awards the Company expects to vest, recognized over the vesting period on a straight-line basis for each award, and adjusted for actual options vested and pre-vesting forfeitures.  The forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate and is accounted for in the current period and prospectively.  See "Note 6. Stock-Based Compensation" for further discussion.

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

We pay federal, state and local income taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is a C corporation.  See "Note 7.  Income Taxes."

Restricted Funds.  The Company maintains a rabbi trust for the purposes of accumulating funds to satisfy the obligations incurred by us for the Supplemental Executive Retirement Plan ("SERP") under the employment agreement with Charles E. Harris, the former Chairman and Chief Executive Officer of the Company.  The final payment from this rabbi trust will be made on July 31, 2009, after which the rabbi trust will be closed.

Property and Equipment.  Property and equipment are included in "Other Assets" and are carried at $107,634 and $119,180 at March 31, 2009, and December 31, 2008, respectively, representing cost, less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful lives of the premises and equipment.  We estimate the useful lives to be five to ten years for furniture and fixtures, three years for computer equipment, and five to seven years for leasehold improvements.

Concentration of Credit Risk.  The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

Recent Accounting Pronouncements.  In April of 2009, the FASB issued Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” ("FSP 157-4").  This position provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, provides guidance on circumstances that may indicate that a transaction is not orderly and requires additional disclosures about fair value measurements in annual and interim reporting periods.  FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company is evaluating the revised guidance and enhanced disclosure requirements around fair value of financial instruments and does not anticipate a material impact on the Consolidated Financial Statements.  The Company will adopt FSP 157-4 for the period ending June 30, 2009.

NOTE 4.  BUSINESS RISKS AND UNCERTAINTIES

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

NOTE 5.  INVESTMENTS

At March 31, 2009, our financial assets were categorized as follows in the fair value hierarchy for SFAS No. 157 purposes:

		Fair Value Measurement at Reporting Date Using:

Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government Securities	$51,340,811	$51,340,811	$0	$0

Portfolio Companies	$58,793,688	$0	$0	$58,793,688

Total	$110,134,499	$51,340,811	$0	$58,793,688

The following chart shows the components of change in the financial assets categorized as Level 3, for the three months ended March 31, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Portfolio Companies

Beginning Balance, January 1, 2009	$56,965,153
Total realized (losses) gains included in changes in net assets	(3,288)
Total unrealized gains included in changes in net assets	1,182,057
Investments in private placements and interest on bridge notes	748,104
Disposals and write-off of interest on bridge notes	(98,338)
Ending Balance, March 31, 2009	$58,793,688

The amount of total gains for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$1,178,769

NOTE 6.  STOCK-BASED COMPENSATION

On March 18, 2009, the Compensation Committee of the Board of Directors and the full Board of Directors of the Company approved a grant of individual Non-Qualified Stock Option ("NQSO") awards for certain officers and employees of the Company.  The terms and conditions of the stock options granted were set forth in award agreements between the Company and each award recipient entered into on that date.  Options to purchase a total of 329,999 shares of stock were granted with vesting periods ranging from March 2010 to March 2013 and with an exercise price of $3.75, which was the closing price of our shares of common stock as quoted on the Nasdaq Global Market on March 18, 2009.  The awards may become fully vested and exercisable prior to the date or dates in the vesting schedule if (1) the market price of the shares of our stock reaches $6 per share at the close of business on three consecutive trading days on the Nasdaq Global Market or (2) the Board of Directors accepts an offer for the sale of substantially all of the Company's assets.  Upon exercise, the shares would be issued from our previously authorized but unissued shares.

An option's expected term is the estimated period between the grant date and the exercise date of the option.  As the expected term period increases, the fair value of the option and the non-cash compensation cost will also increase.  The expected term assumption is generally calculated using historical stock option exercise data.  Management has performed an analysis and has determined that historical exercise data does not provide a sufficient basis to calculate the expected term of the option.  In cases where companies do not have historical data and where the options meet certain criteria, SEC Staff Accounting Bulletin 107 ("SAB 107") provides the use of a simplified expected term calculation.  Accordingly, the Company calculated the expected term used in the Black-Scholes-Merton model using the SAB 107 simplified method.

Expected volatility is the measure of how the stock's price is expected to fluctuate over a period of time.  An increase in the expected volatility assumption yields a higher fair value of the stock option.  The expected volatility factor for the two-year and ten-year stock options were based on the historical fluctuations in the Company’s stock price over a period commensurate with the expected term and contractual term, respectively, of the options, adjusted for stock splits and dividends.

The expected exercise factor in the lattice model is an estimate of when options will be exercised when they are in the money.  An expected exercise factor of two assumes that options will be exercised when they reach two times their strike price.

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

The risk-free interest rate assumption used in the Black-Scholes-Merton model is based on the annual yield on the measurement date of a zero-coupon U.S. Treasury bond the maturity of which equals the option’s expected term.  The lattice model uses interest rates commensurate with the contractual term of the options. Higher assumed interest rates yield higher fair values.

The fair value of the two-year NQSO awards is estimated on the date of grant using the Black-Scholes-Merton option pricing model as permitted by SFAS No. 123(R).   The assumptions used in the calculation of fair value of the two-year NQSOs granted on March 18, 2009, using the Black-Scholes-Merton model for the contract term was as follows:

							Weighted
							Average
		Number	Expected	Expected	Expected	Risk-free	Fair
		of Options	Term	Volatility	Dividend	Interest	Value
Type of Award	Term	Granted	in Yrs	Factor	Yield	Rates	Per Share

Non-qualified stock options	2 Years	245,770	1.5	71.7%	0%	0.71%	$1.29
Total		245,770					$1.29

The fair value of the 10-year NQSO awards is estimated on the date of grant using a binomial lattice model.   The assumptions used in the calculation of fair value of the 10-year NQSOs granted on March 18, 2009, using a binomial lattice model for the contract term was as follows:

Type of Award	Term	Number of Options Granted	Expected Exercise Behavior Factor	Expected Volatility Factor	Expected Dividend Yield	Risk-free Interest Rates	Weighted Average Fair Value Per Share

Non-qualified stock options	10 Years	84,229	2	73.1%	0%	2.59%	$1.97
Total		84,229					$1.97

For the three months ended March 31, 2009, the Company recognized $635,638 of compensation expense in the Consolidated Statements of Operations.  As of March 31, 2009, there was approximately $7,422,581 of unrecognized compensation cost related to unvested stock option awards.  This cost is expected to be recognized over a weighted-average period of approximately two years.

For the three months ended March 31, 2009, no stock options were exercised.

For the three months ended March 31, 2009, the calculation of the net decrease in net assets resulting from operations per share excludes the stock options because such options were anti-dilutive.  The options may be dilutive in future periods in which there is a net increase in net assets resulting from operations, in the event that there is a significant increase in the average stock price in the stock market or significant decreases in the amount of unrecognized compensation cost.

A summary of the changes in outstanding stock options for the three months ended March 31, 2009, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Options Outstanding at January 1, 2009	4,638,213	$ 9.30	$ 4.83	6.03	$0

Granted	329,999	$ 3.75	$ 1.46	4.01

Exercised	0	$0	$0

Forfeited or Expired	-.

Options Outstanding at March 31, 2009	4,968,212	$ 8.93	$ 4.60	5.66	$0

Options Exercisable at March 31, 2009	2,554,286	$ 10.10	$ 4.97	4.58	$0

Options Exercisable and Expected to be Exercisable at March 31, 2009	4,897,401	$ 8.91	$ 4.57	5.64	$0

The aggregate intrinsic value in the table above with respect to options outstanding, exercisable and expected to be exercisable, is calculated as the difference between the Company's closing stock price of $3.70 on the last trading day of the first quarter of 2009 and the exercise price, multiplied by the number of in-the-money options.  At March 31, 2009, there are no in-the-money options.  This amount represents the total pre-tax intrinsic value that would have been received by the option holders had all options been fully vested and all option holders exercised their awards on March 31, 2009.

NOTE 7.  INCOME TAXES

We filed for the 1999 tax year to elect treatment as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code") and qualified for the same treatment for the years 2000 through 2007.  However, there can be no assurance that we will qualify as a RIC for 2008 or subsequent years.

In the case of a RIC which furnishes capital to development corporations, there is an exception to the rule relating to the diversification of investments required to qualify for RIC treatment.  This exception is available only to registered investment companies that the SEC determines to be principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available ("SEC Certification").  We have received SEC Certification each year from 1999 to 2007 and have filed for certification in 2008.  It is possible that we may not receive SEC Certification for 2008 or in future years.

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

During the first quarter of 2009, we paid $380 in federal, state and local income taxes.  At March 31, 2009, we had $0 accrued for federal, state and local taxes payable by the Company.

We pay federal, state and local taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is taxed as a C Corporation.  For the three months ended March 31, 2009, and 2008, our income tax expense for Harris & Harris Enterprises, Inc., was $0 and $30,400, respectively.

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

NOTE 9.  CHANGE IN NET ASSETS PER SHARE

The following table sets forth the computation of basic and diluted per share net decreases in net assets resulting from operations for the three months ended March 31, 2009, and March 31, 2008.

	For the Three Months Ended March 31
	2009	2008

Numerator for decrease in net assets per share	$(951,424)	$(3,289,035)

Denominator for basic and diluted weighted average shares	25,859,573	23,314,573

Basic and diluted net decrease in net assets per share resulting from operations	$(0.04)	$(0.14)

NOTE 10.  EMPLOYEE BENEFITS

We established a rabbi trust for the purpose of accumulating funds to satisfy the obligations incurred by us under the SERP, which amounted to $189,071 and $188,454 at March 31, 2009, and December 31, 2008, respectively, and is included in accounts payable and accrued liabilities.  The restricted funds for the SERP Account totaled $189,071 and $188,454 at March 31, 2009, and December 31, 2008, respectively.  Mr. Harris's rights to benefits pursuant to this SERP are no greater than those of a general creditor of us.

Mr. Harris received a distribution from his SERP Account totaling $2,889,717 during 2008.  The balance at March 31, 2009, of $189,071, plus any interest or earnings credited to the account through July 31, 2009, will be paid on July 31, 2009.

NOTE 11.  SUBSEQUENT EVENTS

On April 24, 2009, we made a $550,000 follow-on investment in a privately held tiny technology portfolio company.

On April 30, 2009, we made a $1,000,000 follow-on investment in Metabolon, Inc.

HARRIS & HARRIS GROUP, INC. FINANCIAL HIGHLIGHTS (Unaudited)

	Three Months Ended March 31
	2009	2008
Per Share Operating Performance

Net asset value per share, beginning of period	$4.24	$5.93

Net operating loss*	(0.08)	(0.11)

Net realized (loss) on investments*	0.00	(0.22)

Net decrease in unrealized depreciation as a result of sales*	0.00	0.22

Net decrease (increase) in unrealized depreciation on investments held*	0.04	(0.03)

Total from investment operations*	(0.04)	(0.14)

Net increase as a result of stock-based compensation expense*	0.02	0.07

Total increase from capital stock transactions	0.02	0.07

Net asset value per share, end of period	$4.22	$5.86

Stock price per share, end of period	$3.70	$7.13

Total return based on stock price(1)	(6.33)%	(18.89)%

Supplemental Data:

Net assets, end of period	$109,215,327	$136,541,289

Ratio of expenses to average net assets(1)	1.9%	2.2%

Ratio of net operating loss to average net assets(1)	(1.9)%	(1.8)%

Number of shares outstanding, end of period	25,859,573	23,314,573

*Based on Average Shares Outstanding.
(1) Not Annualized

The accompanying notes are an integral part of this schedule.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the Company's unaudited March 31, 2009, Consolidated Financial Statements and the Company's audited 2008 Consolidated Financial Statements and notes thereto.

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

 We have discretion in the investment of our capital.  Primarily, we invest in illiquid equity securities.  Generally, these investments take the form of preferred stock, are subject to restrictions on resale and have no established trading market.  Throughout our corporate history, we have made primarily early stage venture capital investments in a variety of industries.  We define venture capital as the money and resources made available to privately held start-up firms and privately held and publicly traded small businesses with exceptional growth potential.  These businesses can range in stage from pre-revenue to cash flow positive.  These businesses tend to be thinly capitalized, unproven, small companies that lack management depth, have little or no history of operations and are developing unproven technologies.  At March 31, 2009, $58,793,688, or 53.8 percent, of our net assets at fair value consisted of private venture capital investments, net of unrealized depreciation of $32,942,791.  At December 31, 2008, $56,965,153, or 52.0 percent, of our net assets at fair value consisted of private venture capital investments, net of unrealized depreciation of $34,124,848.

Since our investment in Otisville in 1983 through March 31, 2009, we have made a total of 84 venture capital investments, including four private placement investments in securities of publicly traded companies.  We have exited 50 of these 84 investments, realizing total proceeds of $143,923,354 on our invested capital of $60,549,559.  As measured from first dollar in to last dollar out, the average and median holding periods for these 50 investments were 3.68 years and 3.20 years, respectively.  As measured by the 173 separate rounds of investment within these 50 investments, the average and median holding periods for the 173 separate rounds of investment were 2.86 years and 2.53 years, respectively.

In 1994, we made our first nanotechnology investment.  From August 2001 through March 31, 2009, all 42 of our initial investments have been in companies commercializing or integrating products enabled by nanotechnology or microsystems.  We use the term "tiny technology" to describe both of these disciplines.  From August 2001 through March 31, 2009, we have invested a total (before any subsequent write-ups, write-downs or dispositions) of $105,137,888 in these companies.

We currently have 33 active tiny technology companies in our portfolio, including one investment made prior to 2001.  At March 31, 2009, from first dollar in, the average and median holding periods for these 33 active tiny technology investments were 3.92 years and 3.87 years, respectively.

Our cumulative dollars invested in nanotechnology and microsystems increased from $489,999 for the year ended December 31, 2001, to $105,137,888 through March 31, 2009.

The following is a summary of our initial and follow-on investments in nanotechnology from 2005 to 2009 year to date.  We consider a "round led" to be a round where we were the new investor or the leader of a set of new investors in an investee company.  Typically, but not always, the lead investor negotiates the price and terms of a deal with the investee company.

	2005	2006	2007	2008	YTD 3/31/09

Total Incremental Investments	$16,251,339	$24,408,187	$20,595,161	$17,779,462	$723,176
No. of New Investments	4	6	7	4	0
No. of Follow-On Investment Rounds	13	14	20	25	4
No. of Rounds Led	0	7	3	4	0
Average Dollar Amount – Initial	$1,575,000	$2,383,424	$1,086,441	$683,625	$0
Average Dollar Amount – Follow- On	$765,488	$721,974	$649,504	$601,799	$180,794

We value our private venture capital investments each quarter as determined in good faith by our Valuation Committee, a committee of all the independent directors, within guidelines established by our Board of Directors in accordance with the 1940 Act.  (See "Footnote to Consolidated Schedule of Investments" contained in "Consolidated Financial Statements.")

As of September 30, 2008, as part of the valuation process, we defined non-performance risk as the risk that a portfolio company will be: (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation.  Our best estimate of the non-performance risk of our portfolio companies has been quantified and included in the valuation of the companies as of March 31, 2009.  In the future, as these companies receive terms for additional financings or are unable to receive additional financing and, therefore, proceed with sales or shutdowns of the business, we expect the contribution of the discount for non-performance risk to vary in importance in determining the values of these companies.

In each of the years in the period 2005 through 2008, and for the three months ended March 31, 2009, the Company recorded the following gross write-ups in privately held securities as a percentage of net assets at the beginning of the year ("BOY"), gross write-downs in privately held securities as a percentage of net assets at the beginning of the year, and net write-ups/(write-downs) in privately held securities as a percentage of net assets at the beginning of the year.

	2005	2006	2007	2008	YTD 3/31/09
Net Asset Value, BOY	$74,744,799	$117,987,742	$113,930,303	$138,363,344	$109,531,113
Gross Write-Downs During Year	$(3,450,236)	$(4,211,323)	$(7,810,794)	$(39,671,588)	$(4,204,060)
Gross Write-Ups During Year	$23,485,176	$279,363	$11,694,618	$820,559	$5,382,829
Gross Write-Downs as a Percentage of Net Asset Value, BOY	-4.62%	-3.57%	-6.86%	-28.67%	-3.83%
Gross Write-Ups as a Percentage of Net Asset Value, BOY	31.42%	0.24%	10.26%	0.59%	4.91%
Net Write-Downs/Write-Ups as a Percentage of Net Asset Value, BOY	26.8%	-3.33%	3.40%	-28.08%	1.08%

During the three months ended March 31, 2009, we recorded gross write-downs of $4,204,060.  These write-downs primarily reflect our assessment of the non-performance risk associated with our portfolio companies in the current business environment.  This non-performance risk discount accounted for the majority of the $4,204,060 in gross write-downs.  The remaining write-downs reflected adjustments of valuations relating to specific fundamental developments unique to particular portfolio companies.  One of these remaining write-downs primarily reflects the terms of a round of financing of one of our portfolio companies proposed by an independent, third-party, financial investor.

As of March 31, 2009, we recorded gross write-ups of $5,382,829.  These write-ups were primarily owing to adjustments of valuations relating to specific fundamental developments unique to particular portfolio companies.  For Solazyme, the largest gross write-up totaling $5,376,988, fundamental developments, one of which relates to a financing event during the first quarter of 2009, resulted in the removal of the discount for non-performance risk.

The increase or decrease in the value of our venture capital investments does not affect the day-to-day operations of the Company, as we have no debt and fund our venture capital investments and daily operating expenses from interest earned and proceeds from the sales of our investments in U.S. government and agency obligations.  As of March 31, 2009, we held $51,340,811 in U.S. government obligations.

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

In previous years, we have been able to generate substantial amounts of interest income from our holdings of U.S. treasury securities.  As of March 31, 2009, we held a short-duration U.S. treasury security yielding 0.101 percent.  As of March 31, 2009, yields for 3-month, 6-month, and 12-month U.S. treasury securities were 0.21 percent, 0.43 percent and 0.57 percent, respectively.  As of March 31, 2008, yields for 3-month, 6-month, and 12-month U.S. treasury securities were 1.38 percent, 1.51 percent and 1.55 percent, respectively.  With yields at this level, we expect to generate less interest income than in previous fiscal quarters and years.

Current Business Environment

We continually examine our approach to investing activities based on the market conditions at the time of investment.  The banking, global stock market and commodity price collapses, and the further slowdown in global economic activities that began with the intensification of the housing and credit crises during the third quarter of 2008 continued its effects on the value of assets and the economy in general during the first quarter of 2009. The value of publicly traded companies, one of the most observable asset classes, continued its path of decreases in valuation during the first quarter of 2009; the market capitalization of the Company followed this trend as well.  The table below compares these changes in value during the past two quarters and from the 52-week high of each index and of the Company:

	Q4 2008	Q1 2009	Change From 52-Week High to 3/31/09
	9/30/08 - 12/31/08	12/31/08 - 3/31/09
Dow Jones Industrial Avg.	-19.12%	-13.3%	-42.32%
Nasdaq Composite	-24.61%	-3.07%	-40.09%
S&P 500 Composite	-22.45%	-11.67%	-44.60%
Russell 2000	-26.51%	-15.36%	-44.69%
Harris & Harris Group	-38.09%	-6.33%	-57.62%

We continue to view this devaluing process as both a concern and an opportunity.  We have historically not used leverage or debt financing when making an investment; thus, we continue to finance our new and follow-on investments from our cash reserves, currently invested in U.S. treasury obligations.  We have considered how the current conditions will affect our ability to fund our own portfolio based on the potential for an increased time to liquidity event, our ability to make new investments, the size and number of our investments and how we will syndicate with other venture capital investors.

Many of our portfolio companies are cash flow negative and, therefore, need additional rounds of financing to continue operations.  Articles published in newspapers such as The Wall Street Journal, The New York Times, The Financial Times and other sources present data that support the conclusion that the availability of capital has been severely affected by this economic downturn.  Many venture capital firms, including us, are evaluating their investment portfolios carefully to assess future potential capital needs.  In the current business climate, this evaluation may result in a decrease in the number of companies we decide to finance going forward or may increase the number of companies we decide to sell before reaching their full potential.  Our ownership in portfolio companies that we decide to stop funding may be subject to punitive actions that reduce or eliminate value.  Such actions could result in an unprofitable investment or a complete loss of invested funds.   If we decide to proceed with a follow-on investment, these rounds of financing may occur at valuations lower than those at which we invested originally.

From conversations with venture capitalists, we believe that the continued collapse in public market asset prices, the growing intensity of the slowdown in global economic activities, and the quick response being taken by venture capitalists to adjust their plans for new and follow-on investments has resulted in a collapse in venture capital financings.  This conclusion is supported by the fact that according to Dow Jones VentureSource, venture capital investment in the United States during the first quarter of 2009 was the lowest in 11 years, down 50 percent from the first quarter of 2008.  Investment in venture-backed, cleantech-related companies in particular suffered a decline of total invested capital during the first quarter of 2009 of 84 percent from the fourth quarter of 2008.  Similar to 2008, we expect that our investment pace for new investments will decrease as compared with recent years as we monitor the state of the capital markets.  Although we did not invest in a new portfolio company in the first quarter of 2009, we intend to continue making investments in new companies and will continue to evaluate investments in companies enabled by nanotechnology and microsystems.  Our aim is to preserve our cash and manage our current operating expenses to enable us to make follow-on investments in current portfolio companies and to look for new investment opportunities.

In July 2008, the SEC amended a rule expanding the definition of eligible portfolio companies in which BDCs can invest to include publicly traded securities of companies with a market capitalization of less than $250 million.  We believe this action greatly increases our opportunity to invest in public companies involved in nanotechnology.  As of December 31, 2008, approximately 51 percent of companies listed on a major U.S. stock exchange had market capitalizations of less than $250 million.  Although we do not currently have any investments in publicly traded securities in our portfolio as of March 31, 2009, we intend to adjust our investment focus, as needed, to comply with and/or take advantage of the new rule, as well as other regulatory, legislative, administrative or judicial actions in this area.

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

The global economic recession has affected the ability of investors to exit investments in privately held companies.  As of the end of the first quarter of 2009, published data showed that turmoil in the financial markets has affected the values of venture capital-backed companies in merger and acquisition ("M&A") transactions.  According to data published in The New York Times, the average valuation of venture capital-backed companies sold in M&A transactions decreased by 65 percent from the fourth quarter of 2008, and by 56 percent for the same period in 2008.  More than half of the venture capital-backed companies sold in the first quarter of 2009 returned less than the amount invested to the investors, compared with 29 percent in the same period last year.  During the first quarter of 2009, no venture-backed companies completed initial public offerings, which is the second consecutive quarter without at least one being completed.  We continue to believe this lack of liquidity will negatively affect the amount of capital available to privately held companies from venture capital firms.  We also take these factors into account when considering investments in new and current portfolio companies.

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

Three months ended March 31, 2009, as compared to the three months ended March 31, 2008

In the three months ended March 31, 2009, and March 31, 2008, we had net decreases in net assets resulting from operations of $951,424 and $3,289,035, respectively.

Investment Income and Expenses:

We had net operating losses of $2,098,879 and $2,480,618 for the three months ended March 31, 2009, and March 31, 2008, respectively.  The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expenses of $635,638 in 2009 and $1,466,980 in 2008 associated with the granting of stock options.  During the three months ended March 31, 2009, and 2008, total investment (loss) income was $(23,561) and $576,302, respectively.  During the three months ended March 31, 2009, and 2008, total operating expenses were $2,075,318 and $3,056,920, respectively.

During the three months ended March 31, 2009, as compared with the same period in 2008, investment income decreased, reflecting a substantial decrease in interest rates, as well as a decrease in our average holdings of U.S. government securities.  The average yield on our U.S. government securities decreased from four percent for the three months ended March 31, 2008, to 0.29 percent for the three months ended March 31, 2009.  During the three months ended March 31, 2009, our average holdings of such securities were $52,001,080, as compared with $57,481,316 during the three months ended March 31, 2008.

Operating expenses, including non-cash, stock-based compensation expense, were $2,075,318 and $3,056,920 for the three months ended March 31, 2009, and March 31, 2008, respectively.  The decrease in operating expenses for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, was primarily owing to decreases in salaries, benefits and stock-based compensation expense and to decreases in administration and operations expense and directors' fees and expenses, offset by increases in professional fees. Salaries, benefits and stock-based compensation expense decreased by $1,045,955, or 42.9 percent, through March 31, 2009, as compared to March 31, 2008, primarily as a result of a decrease in non-cash expense of $831,342 associated with the Harris & Harris Group, Inc. 2006 Equity Incentive Plan (the "Stock Plan") and a decrease in salaries and benefits owing primarily to a decrease in our headcount,  including the retirement of Charles E. Harris.  At March 31, 2009, we had 11 full-time employees, as compared with 13 full-time employees at March 31, 2008.  While the non-cash, stock-based compensation expense for the Stock Plan increased our operating expenses by $635,638, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value.  The non-cash, stock-based compensation expense and corresponding increase to our additional paid-in capital may increase in future quarters.  Administration and operations expense decreased by $11,420, or 3.8 percent, through March 31, 2009, as compared to March 31, 2008, primarily as a result of a decrease in our directors' and officers' liability insurance expense and decreases in the cost of non-employee related insurance.  Professional fees increased by $77,018, or 55.7 percent, for the three months ended March 31, 2009, as compared with the same period in 2008, primarily as a result of an increase in certain accounting fees, offset by a reduction in the cost of our annual compliance program audit and a reduction in certain consulting fees.

Realized Income and Losses from Investments:

During the three months ended March 31, 2009, we realized net losses on investments of $3,613, as compared with realized net losses on investments of $5,014,870 during the three months ended March 31, 2008.

During the three months ended March 31, 2009, we realized net losses of $3,613, consisting primarily of a realized loss in Exponential Business Development Company.

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

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the three months ended March 31, 2009, net unrealized depreciation on total investments decreased by $1,151,448, or 3.38 percent, from net unrealized depreciation of $34,097,196 at December 31, 2008, to net unrealized depreciation of $32,945,748 at March 31, 2009.  During the three months ended March 31, 2008, net unrealized depreciation on total investments decreased by $4,252,651, or 108.3 percent, from net unrealized depreciation of $3,926,484 at December 31, 2007, to net unrealized appreciation of $326,167 at March 31, 2008.

During the three months ended March 31, 2009, net unrealized depreciation on our venture capital investments decreased by $1,182,057, from net unrealized depreciation of $34,124,848 at December 31, 2008, to net unrealized depreciation of $32,942,791 at March 31, 2009, owing primarily to increases in the valuations of our investments in BioVex Group, Inc., of $5,841 and Solazyme, Inc., of $5,376,988, offset by decreases in the valuations of the following investments held:

Investment	Amount of Write-Down

Ancora Pharmaceuticals, Inc.	$400,000
BridgeLux, Inc.	983
Crystal IS, Inc.	332,238
CSwitch Corporation	20,286
Exponential Business Development Company	366
Kovio, Inc.	5,729
Laser Light Engines, Inc.	500,000
Mersana Therapeutics, Inc.	3,757
Metabolon, Inc.	362,831
Molecular Imprints, Inc.	4,000
Nanosys, Inc.	1,342,530
Neophotonics Corporation	58,651
Questech Corporation	29,189
SiOnyx, Inc.	1,076,155

We also had an increase in unrealized depreciation of $3,288 owing to a decrease in the capital account of Exponential Business Development Company.  We had a decrease owing to foreign currency translation of $67,345 on our investment in D-Wave Systems, Inc.  Unrealized appreciation on our U.S. government securities portfolio decreased from $27,652 at December 31, 2008, to unrealized depreciation of $2,957 at March 31, 2009.

Financial Condition

March 31, 2009

At March 31, 2009, our total assets and net assets were $111,210,138 and $109,215,327, respectively.  At December 31, 2008, they were $111,627,601 and $109,531,113, respectively.

At March 31, 2009, net asset value per share ("NAV") was $4.22, as compared with $4.24 at December 31, 2008.  At March 31, 2009, and December 31, 2008, our shares outstanding were 25,859,573.

Significant developments in the three months ended March 31, 2009, included an increase in the holdings of our venture capital investments of $1,828,535 and a decrease in our holdings in U.S. government obligations of $1,643,129.  The increase in the value of our venture capital investments from $56,965,153 at December 31, 2008, to $58,793,688 at March 31, 2009, resulted primarily from an increase in the net value of our venture capital investments of $1,182,057 and by four follow-on investments of $723,176.  The decrease in the value of our U.S. government obligations from $52,983,940 at December 31, 2008, to $51,340,811 at March 31, 2009, is primarily owing to the payment of cash basis operating expenses of $1,383,400 and to follow-on venture capital investments totaling $723,176.

The following table is a summary of additions to our portfolio of venture capital investments made during the three months ended March 31, 2009:

Follow-On Investments
BioVex Group, Inc.	$111,111
CFX Battery, Inc.	$3,492
Crystal IS, Inc.	$408,573
Mersana Therapeutics, Inc.	$200,000

Total	$723,176

 The following tables summarize the values of our portfolios of venture capital investments and U.S. government obligations, as compared with their cost, at March 31, 2009, and December 31, 2008:

	March 31, 2009	December 31, 2008
Venture capital investments, at cost	$91,736,479	$91,090,001
Net unrealized depreciation(1)	32,942,791	34,124,848
Venture capital investments, at value	$58,793,688	$56,965,153

	March 31, 2009	December 31, 2008
U.S. government obligations, at cost	$51,343,768	$52,956,288
Net unrealized (depreciation) appreciation(1)	(2,957)	27,652
U.S. government obligations, at value	$51,340,811	$52,983,940

(1)At March 31, 2009, and December 31, 2008, the net accumulated unrealized depreciation on investments was $32,945,748 and $34,097,196, respectively.

Liquidity

 Our liquidity and capital resources are generated and generally available through our cash holdings, interest earned on our investments on U.S. government securities, cash flows from the sales of U.S. government securities, proceeds from periodic follow-on equity offerings and realized capital gains retained for reinvestment.

We fund our day-to-day operations using interest earned and proceeds from the sales of our investments in U.S. government securities.  The increase or decrease in the valuations of our portfolio companies does not impact our daily liquidity.  At March 31, 2009, and December 31, 2008, we had no investments in money market mutual funds.  We have no debt outstanding, and, therefore, are not subject to credit agency downgrades.

At March 31, 2009, and December 31, 2008, our total net primary liquidity was $51,604,429 and $53,701,819, respectively.  The decrease in our primary liquidity from December 31, 2008, to March 31, 2009, is primarily owing to the use of funds for investments and payment of net operating expenses.

We believe that the market disruption that continued during the first quarter of 2009 may continue to adversely affect financial services companies with respect to the valuation of their investment portfolios, tighter lending standards and reduced access to capital.  In addition, the economies of the United States and many other countries are in recession, which may be severe and prolonged.  These conditions may lead to a further decline in net asset value and/or decline in valuations of our portfolio companies.  Although we cannot predict future market conditions, we continue to believe that our current cash and U.S. government security holdings and our ability to adjust our investment pace will provide us with adequate liquidity to execute our current business strategy.

Except for a rights offering, we are also generally not able to issue and sell our common stock at a price below our net asset value per share, exclusive of any distributing commission or discount, without shareholder approval.  As of March 31, 2009, our net asset value was $4.22 per share and our closing market price was $3.70 per share.  We do not currently have shareholder approval to issue or sell shares below our net asset value per share.

Capital Resources

On June 20, 2008, we completed the sale of 2,545,000 shares of our common stock, for total gross proceeds of $15,651,750; net proceeds of this offering, after placement agent fees and offering costs of $1,268,253, were $14,383,497.  We intend to use, and have been using, the net proceeds of this offering to make new investments in nanotechnology, as well as for follow-on investments in our existing venture capital investments and for working capital.  Through March 31, 2009, we have used $13,814,513 of the net proceeds from this offering for these purposes.

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

 Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the SEC.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets.  (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.")  At March 31, 2009, our financial statements include private venture capital investments valued at $58,793,688, the fair values of which were determined in good faith by, or under the direction of, the Board of Directors.  At March 31, 2009, approximately 52.9 percent of our total assets represent investments in portfolio companies valued at fair value by the Board of Directors.

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

The ongoing financial markets turmoil and severe recession have made it extremely difficult for many companies to raise capital.  Moreover, the cost of capital has increased substantially.  Historically, difficult venture capital environments have resulted in weak companies not receiving financing and being subsequently closed down with a loss of investment to venture investors, and/or strong companies receiving financing but at significantly lower valuations than the preceding venture rounds, leading to very deep dilution for those who do not participate in the new rounds of investment.  This economic and financing environment has caused an increase in the non-performance risk for venture-backed companies.  We define non-performance risk as the risk that a portfolio company will be: (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation.  Our best estimate of the non-performance risk of our portfolio companies has been quantified and included in the valuation of the companies at March 31, 2009.

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

At March 31, 2009, all of our private portfolio investments were classified as Level 3 in the hierarchy, indicating a high level of judgment required in their valuation.

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

Stock-Based Compensation

Determining the appropriate fair-value model and calculating the fair value of share-based awards on the date of grant requires judgment.  Historically, we have used the Black-Scholes-Merton option pricing model to estimate the fair value of employee stock options, consistent with the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," ("SFAS No. 123(R)").  During the quarter ended March 31, 2009, we used the Black-Scholes-Merton option pricing model and a binomial lattice option pricing model to estimate the fair value of the two-year NQSOs and the ten-year NQSOs, respectively, granted on March, 18, 2009.

Management uses the Black-Scholes-Merton option pricing model in instances where we lack historical data necessary for more complex models and when the share award terms can be valued within the model.  Other models may yield fair values that are significantly different from those calculated by the Black-Scholes-Merton option pricing model.

Management uses a binomial lattice option pricing model in instances where it is necessary to include a broader array of assumptions.  We use the binomial lattice model for the ten-year NQSOs granted on March 18, 2009.  These awards include accelerated vesting provisions that are based on market conditions.  Management’s analysis concludes that triggering of the market condition acceleration clause is probable.

Option pricing models require the use of subjective input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  Variations in the expected volatility or expected term assumptions have a significant impact on fair value.  As the volatility or expected term assumptions increase, the fair value of the stock option increases.  The expected dividend rate and expected risk-free rate of return are not as significant to the calculation of fair value.  A higher assumed dividend rate yields a lower fair value, whereas higher assumed interest rates yield higher fair values for stock options.

In the Black-Scholes-Merton model, we use the simplified calculation of expected term as described in the SEC’s Staff Accounting Bulletin 107 because of the lack of historical information about option exercise patterns.  In the binomial lattice model, we use an expected term that assumes the options will be exercised at two-times the strike price because of the lack of option exercise patterns.  Future exercise behavior could be materially different than that which is assumed by the model.

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

Recent Developments — Portfolio Companies

On April 24, 2009, we made a $550,000 follow-on investment in a privately held tiny technology portfolio company.

On April 30, 2009, we made a $1,000,000 follow-on investment in Metabolon, Inc.

Forward-Looking Statements

The information contained herein may contain "forward-looking statements" based on our current expectations, assumptions and estimates about us and our industry.  These forward-looking statements involve risks and uncertainties.  Words such as "believe," "anticipate," "estimate," "expect," "intend," "plan," "will," "may," "might," "could," "continue" and other similar expressions identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements as a result of several factors more fully described in "Risk Factors" and elsewhere in this Form 10-Q, and in our Form 10-K for the year ended December 31, 2008.  The forward-looking statements made in this Form 10-Q relate only to events as of the date on which the statements are made.  We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

We have invested a substantial portion of our assets in private development stage or start-up companies.  These private businesses tend to be based on new technology and to be thinly capitalized, unproven, small companies that lack management depth and have not attained profitability or have no history of operations.  Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities.  We expect that some of our venture capital investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential.  Even when our private equity investments complete initial public offerings, we are normally subject to lock-up agreements for a period of time, and thereafter, the market for the unseasoned publicly traded securities may be relatively illiquid.

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

Investments in privately held, early stage companies are inherently more volatile than investments in more mature businesses.  Such immature businesses are inherently fragile and easily affected by both internal and external forces.  Our investee companies can lose much or all of their value suddenly in response to an internal or external adverse event.  Conversely, these immature businesses can gain suddenly in value in response to an internal or external positive development.  During the three months ended March 31, 2009, we recorded gross write-downs of $4,204,060.   These write-downs are primarily owing to the non-performance risk associated with our portfolio companies in the current economic environment and secondarily to adjustments of valuation to reflect specific fundamental developments unique to particular portfolio companies.

We generally also invest in both short and long-term U.S. government and agency securities.   To the extent that we invest in short and long-term U.S. government and agency securities, changes in interest rates result in changes in the value of these obligations which result in an increase or decrease of our net asset value.  The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements,  and the quantity and duration of  long-term U.S. government and agency securities held by the Company, and it will vary from period to period.  If the average interest rate on U.S. government securities with three-month maturities which corresponds to the maturities of the Company's holdings at March 31, 2009, were to increase by 25, 75 and 150 basis points, the average value of these securities held by us at March 31, 2009, would decrease by approximately $128,370, $385,110 and $770,220, respectively, and our net asset value would decrease correspondingly.

Most of our investments are denominated in U.S. dollars.  We currently have one investment denominated in Canadian dollars.  We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates.  The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates is $259,450 at March 31, 2009.

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

Item 4.  Controls and Procedures

(a)  Disclosure Controls and Procedures.  As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the 1934 Act).  Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures.  As of March 31, 2009, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

(b)   Changes in Internal Control Over Financial Reporting.   There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the first quarter of 2009 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors

Investing in our common stock involves significant risks relating to our business and investment objective.  You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2008, before you purchase any of our common stock.  There are no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the period ended December 31, 2008.

Item 6.	Exhibits

10
Harris & Harris Group, Inc. Form of Custody Agreement with the Bank of New York Mellon, incorporated by reference as Exhibit 10.1 to the Company's Annual Report on Form 10-K (File No. 814-00176) filed on March 16, 2009.

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

Harris & Harris Group, Inc.

/s/ Daniel B. Wolfe
By: Daniel B. Wolfe
Chief Financial Officer

/s/ Patricia N. Egan
By: Patricia N. Egan
Chief Accounting Officer
and Vice President

Date: May 8, 2009

EXHIBIT INDEX

Exhibit No.	Description

31.01	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.