Form 10-Q
period 2009-06-30
HARRIS & HARRIS GROUP INC /NY/
filed 2009-08-06
CIK 893739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2009
Common Stock, $0.01 par value per share	25,859,573 shares

Harris & Harris Group, Inc.
Form 10-Q, June 30, 2009

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

In September 1997, our Board of Directors approved a proposal to seek qualification as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code").  At that time, we were taxable under Subchapter C of the Code (a "C Corporation").  We filed for the 1999 tax year to elect treatment as a RIC.  In order to qualify as a RIC, we must, in general, (1) annually, derive at least 90 percent of our gross income from dividends, interest, gains from the sale of securities and similar sources; (2) quarterly, meet certain investment diversification requirements; and (3) annually, distribute at least 90 percent of our investment company taxable income as a dividend.  In addition to the requirement that we must annually distribute at least 90 percent of our investment company taxable income, we may either distribute or retain our net capital gain from investments, but any net capital gain not distributed will be subject to corporate income tax and the excise tax described below.  We will be subject to a four percent excise tax to the extent we fail to distribute at least 98 percent of our annual net ordinary income and 98 percent of our capital gain net income and would be subject to income tax to the extent we fail to distribute 100 percent of our investment company taxable income.

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

On June 9, 2009, we received SEC certification for 2008, permitting us to qualify for RIC treatment for 2008 (as we had for the years 1999 through 2007) pursuant to Section 851(e) of the Code.  Although the SEC certification for 2008 was issued, there can be no assurance that we will qualify for or receive such certification for subsequent years (to the extent we need additional certification as a result of changes in our portfolio) or that we will actually qualify for Subchapter M treatment in subsequent years.  In 2008, we qualified for RIC treatment even without certification.  In addition, under certain circumstances, even if we qualified for Subchapter M treatment in a given year, we might take action in a subsequent year to ensure that we would be taxed in that subsequent year as a C Corporation, rather than as a RIC.  Because Subchapter M does not permit deduction of operating expenses against net capital gain, it is not clear that the Company and its shareholders have paid less in taxes since 1999 than they would have paid had the Company remained a C Corporation.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

ASSETS

	June 30, 2009	December 31, 2008
	(Unaudited)
Investments, in portfolio securities at value:
Unaffiliated companies (cost: $26,273,391 and
$24,208,281, respectively)	$14,617,481	$12,086,503
Non-controlled affiliated companies (cost: $59,737,665
and $60,796,720, respectively)	44,796,511	39,650,187
Controlled affiliated companies (cost: $6,978,511
and $6,085,000, respectively)	4,545,819	5,228,463
Total, investments in private portfolio companies at value
(cost: $92,989,567 and $91,090,001, respectively)	$63,959,811	$56,965,153

Investments, in U.S. Treasury obligations at value
(cost: $46,379,087 and $52,956,288, respectively)	46,395,504	52,983,940
Cash and cash equivalents	1,271,390	692,309
Restricted funds (Note 10)	189,369	191,955
Interest receivable	25,774	56
Prepaid expenses	232,113	484,567
Other assets	281,886	309,621
Total assets	$112,355,847	$111,627,601

LIABILITIES & NET ASSETS

Accounts payable and accrued liabilities (Note 10)	$1,937,885	$2,088,348
Deferred rent	4,989	8,140
Total liabilities	1,942,874	2,096,488

Net assets	$110,412,973	$109,531,113

Net assets are comprised of:
Preferred stock, $0.10 par value,
2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares authorized at
6/30/09 and 12/31/08; 27,688,313 issued at
6/30/09 and 12/31/08	276,884	276,884
Additional paid in capital (Note 6)	182,663,424	181,251,507
Accumulated net operating and realized loss	(40,108,465)	(34,494,551)
Accumulated unrealized depreciation of investments	(29,013,339)	(34,097,196)
Treasury stock, at cost (1,828,740 shares at 6/30/09 and
12/31/08)	(3,405,531)	(3,405,531)

Net assets	$110,412,973	$109,531,113

Shares outstanding	25,859,573	25,859,573

Net asset value per outstanding share	$4.27	$4.24

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Investment income:
Interest from:
Fixed-income securities and bridge notes (Note 3)	$75,084	$464,456	$39,185	$1,040,758
Miscellaneous income	8,750	3,169	21,088	3,169
Total investment income	83,834	467,625	60,273	1,043,927

Expenses:
Salaries, benefits and stock-based compensation (Note 6)	1,506,597	2,461,802	2,893,937	4,895,097
Administration and operations	231,161	283,361	521,596	585,216
Professional fees	152,291	201,866	367,541	340,098
Rent	78,998	59,748	157,061	117,602
Directors’ fees and expenses	89,100	79,169	173,609	184,315
Depreciation	12,878	13,819	25,737	27,804
Custodian fees	11,080	6,143	17,942	12,696
Total expenses	2,082,105	3,105,908	4,157,423	6,162,828

Net operating loss	(1,998,271)	(2,638,283)	(4,097,150)	(5,118,901)

Net realized (loss) gain from investments:
Realized (loss) gain from:
Unaffiliated companies	(1,511,042)	3,420	(1,514,330)	3,420
Non-Controlled affiliated companies	0	0	0	(5,014,653)
U.S. Treasury obligations/other	0	492	(325)	275
Realized (loss) gain from investments	(1,511,042)	3,912	(1,514,655)	(5,010,958)

Income tax expense (Note 7)	1,729	668	2,109	46,866
Net realized (loss) gain from investments	(1,512,771)	3,244	(1,516,764)	(5,057,824)

Net decrease in unrealized depreciation on investments:
Change as a result of investment sales	1,511,042	0	1,511,042	5,014,653
Change on investments held	2,421,367	3,989,748	3,572,815	3,227,746
Net decrease in unrealized depreciation on investments	3,932,409	3,989,748	5,083,857	8,242,399

Net increase (decrease) in net assets resulting from operations	$421,367	$1,354,709	$(530,057)	$(1,934,326)

Per average basic and diluted outstanding share	$0.02	$0.06	$(0.02)	$(0.08)

Average outstanding shares	25,859,573	23,622,210	25,859,573	23,468,392

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008

Cash flows used in operating activities:
Net decrease in net assets resulting from operations	$(530,057)	$(1,934,326)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net realized and unrealized gain on investments	(3,569,202)	(3,231,441)
Depreciation of fixed assets, amortization of premium
or discount on U.S. government securities, and
bridge note interest	73,663	82,877
Stock-based compensation expense	1,411,917	2,966,325

Changes in assets and liabilities:
Restricted funds	2,586	2,613,149
Receivable from portfolio company	0	(20,976)
Interest receivable	4,317	73,651
Prepaid expenses	252,454	225,304
Other assets	3,312	3,894
Accounts payable and accrued liabilities	(150,463)	(2,518,610)
Deferred rent	(3,151)	(3,235)

Net cash used in operating activities	(2,504,624)	(1,743,388)

Cash flows from investing activities:
Purchase of U.S. government securities	(103,318,117)	(66,940,804)
Sale of U.S. government securities	109,851,434	65,395,679
Investment in private placements and bridge loans	(3,451,549)	(10,847,095)
Proceeds from sale of investments	3,250	112,234
Purchase of fixed assets	(1,313)	(2,013)

Net cash provided by (used in) investing activities	3,083,705	(12,281,999)

Cash flows from financing activities:
Net cash provided by financing activities	0	14,383,497

Net increase in cash and cash equivalents:
Cash and cash equivalents at beginning of the period	692,309	330,009
Cash and cash equivalents at end of the period.	1,271,390	688,119

Net increase in cash and cash equivalents	$579,081	$358,110

Supplemental disclosures of cash flow information:
Income taxes paid	$2,109	$46,325

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended	Year Ended
	June 30, 2009	December 31, 2008
	(Unaudited)
Changes in net assets from operations:

Net operating loss	$(4,097,150)	$(10,687,151)
Net realized loss on investments	(1,516,764)	(8,323,634)
Net decrease in unrealized depreciation on investments as a result of sales	1,511,042	8,292,072
Net decrease (increase) in unrealized depreciation on investments held	3,572,815	(38,462,784)

Net decrease in net assets resulting from operations	(530,057)	(49,181,497)

Changes in net assets from capital stock transactions:

Issuance of common stock on offering	0	25,450
Additional paid-in capital on common stock issued	0	14,358,047
Stock-based compensation expense	1,411,917	5,965,769

Net increase in net assets resulting from capital stock transactions	1,411,917	20,349,266

Net increase (decrease) in net assets	881,860	(28,832,231)

Net assets:

Beginning of the period	109,531,113	138,363,344

End of the period	$110,412,973	$109,531,113

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2009 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Unaffiliated Companies (2)(3) – 13.2% of net assets at value

Private Placement Portfolio (Illiquid) – 13.2% of net assets at value

BioVex Group, Inc. (4)(5)(6)(7) -- Developing novel biologics for treatment of cancer and infectious disease
Series E Convertible Preferred Stock	(M)	2,799,552	$85,995
Series F Convertible Preferred Stock	(M)	2,011,110	411,641
Warrants at $0.241576 expiring 11/13/15	( I )	248,120	29,329
			526,965

Cobalt Technologies, Inc. (4)(5)(6)(8) – Developing processes for making biobutanol through biomass fermentation
Series C Convertible Preferred Stock	(M)	176,056	187,500

D-Wave Systems, Inc. (4)(5)(6)(9) -- Developing high-
performance quantum computing systems
Series B Convertible Preferred Stock	(M)	1,144,869	1,103,628
Series C Convertible Preferred Stock	(M)	450,450	434,224
Series D Convertible Preferred Stock	(M)	1,533,395	1,478,158
			3,016,010

Molecular Imprints, Inc. (4)(5) -- Manufacturing nanoimprint lithography capital equipment
Series B Convertible Preferred Stock	(M)	1,333,333	1,625,000
Series C Convertible Preferred Stock	(M)	1,250,000	1,523,438
Warrants at $2.00 expiring 12/31/11	( I )	125,000	55,750
			3,204,188

Nanosys, Inc. (4)(5) -- Developing zero and one-dimensional
inorganic nanometer-scale materials and devices
Series C Convertible Preferred Stock	(M)	803,428	1,185,056
Series D Convertible Preferred Stock	(M)	1,016,950	1,500,001
			2,685,057

  The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2009 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Unaffiliated Companies (2)(3) – 13.2% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) – 13.2% of net assets at value (cont.)

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
Common Stock	(M)	716,195	244,702
Series 1 Convertible Preferred Stock	(M)	1,831,256	625,686
Series 2 Convertible Preferred Stock	(M)	741,898	253,484
Series 3 Convertible Preferred Stock	(M)	2,750,000	939,592
Series X Convertible Preferred Stock	(M)	2,000	136,668
Warrants at $0.15 expiring 01/26/10	( I )	16,364	3,371
Warrants at $0.15 expiring 12/05/10	( I )	14,063	3,277
			2,206,780

Polatis, Inc. (4)(5)(6) -- Developing MEMS-based optical
networking components
Series A-1 Convertible Preferred Stock	(M)	16,775	0
Series A-2 Convertible Preferred Stock	(M)	71,611	0
Series A-4 Convertible Preferred Stock	(M)	4,774	0
Series A-5 Convertible Preferred Stock	(M)	16,438	0
			0

PolyRemedy, Inc. (4)(5)(6) --Developing a robotic
manufacturing platform for wound treatment patches
Series B-1 Convertible Preferred Stock	(M)	287,647	93,866
Series B-2 Convertible Preferred Stock	(M)	676,147	121,706
			215,572

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2009 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Unaffiliated Companies (2)(3) – 13.2% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) – 13.2% of net assets at value (cont.)

Siluria Technologies, Inc. (4)(5)(6) -- Developing next-generation nanomaterials
Series S-2 Convertible Preferred Stock	(M)	612,061	$204,000

Starfire Systems, Inc. (4)(5) -- Producing ceramic-forming polymers
Common Stock	(M)	375,000	0
Series A-1 Convertible Preferred Stock	(M)	600,000	0
			0

TetraVitae Bioscience, Inc. (4)(5)(6)(10) -- Developing methods of producing alternative chemicals and fuels through biomass fermentation
Series B Convertible Preferred Stock	(M)	118,804	125,000

Total Unaffiliated Private Placement Portfolio (cost: $26,273,391)			$14,617,481

Total Investments in Unaffiliated Companies (cost: $26,273,391)			$14,617,481

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2009 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(11) – 40.6% of net assets at value

Private Placement Portfolio (Illiquid) – 40.6% of net assets at value

Adesto Technologies Corporation (4)(5)(6) -- Developing
semiconductor-related products enabled at the nanoscale
Series A Convertible Preferred Stock	(M)	6,547,619	$1,100,000
Unsecured Convertible Bridge Note (including interest)	(M)	$ 550,000	558,077
			1,658,077

Ancora Pharmaceuticals Inc. (4)(5)(6) -- Developing synthetic carbohydrates for pharmaceutical applications
Series B Convertible Preferred Stock	(M)	1,663,808	440,909

BridgeLux, Inc. (4)(5) -- Manufacturing high-power light
emitting diodes and arrays
Series B Convertible Preferred Stock	(M)	1,861,504	1,396,128
Series C Convertible Preferred Stock	(M)	2,130,699	1,598,025
Series D Convertible Preferred Stock	(M)	666,667	500,000
Warrants at $0.7136 expiring 12/31/14	( I )	163,900	99,323
			3,593,476

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

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2009 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(11) – 40.6% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) – 40.6% of net assets at value (cont.)

Crystal IS, Inc. (4)(5) -- Developing single-crystal
aluminum nitride substrates for light-emitting diodes
Series A Convertible Preferred Stock	(M)	391,571	$0
Series A-1 Convertible Preferred Stock	(M)	1,300,376	0
Unsecured Convertible Bridge Note (including interest)	(M)	$ 408,573	428,185
Warrants at $0.78 expiring 05/05/13	( I )	15,231	0
Warrants at $0.78 expiring 05/12/13	( I )	2,350	0
Warrants at $0.78 expiring 08/08/13	( I )	4,396	0
			428,185

CSwitch Corporation (4)(5)(6)(13) -- Developed system-
on-a-chip solutions for communications-based platforms
Series A-1 Convertible Preferred Stock	(M)	6,863,118	0
Unsecured Convertible Bridge Note (including interest)	(M)	$ 1,766,673	0
			0

Ensemble Discovery Corporation (4)(5)(6)(14) -- Developing DNA-
Programmed ChemistryTM for the discovery of new classes of
therapeutics and bioassays
Series B Convertible Preferred Stock	(M)	1,449,275	1,000,000
Unsecured Convertible Bridge Note (including interest)	(M)	$ 250,286	266,304
			1,266,304

Innovalight, Inc. (4)(5)(6) -- Developing solar power
products enabled by silicon-based nanomaterials
Series B Convertible Preferred Stock	(M)	16,666,666	4,288,662
Series C Convertible Preferred Stock	(M)	5,810,577	1,495,176
			5,783,838

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2009 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(11) – 40.6% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) – 40.6% of net assets at value (cont.)

Kovio, Inc. (4)(5)(6) -- Developing semiconductor products
using printed electronics and thin-film technologies
Series C Convertible Preferred Stock	(M)	2,500,000	$2,561,354
Series D Convertible Preferred Stock	(M)	800,000	819,633
Series E Convertible Preferred Stock	(M)	1,200,000	1,229,450
Warrants at $1.25 expiring 12/31/12	( I )	355,880	240,575
			4,851,012

Mersana Therapeutics, Inc. (4)(5)(6) -- Developing advanced
polymers for drug delivery
Series A Convertible Preferred Stock	(M)	68,451	68,451
Series B Convertible Preferred Stock	(M)	866,500	866,500
Unsecured Convertible Bridge Note (including interest)	(M)	$ 400,000	425,534
Warrants at $2.00 expiring 10/21/10	( I )	91,625	25,838
			1,386,323

Metabolon, Inc. (4)(5) -- Discovering biomarkers through
the use of metabolomics
Series B Convertible Preferred Stock	(M)	371,739	1,034,061
Series B-1 Convertible Preferred Stock	(M)	148,696	413,625
Series C Convertible Preferred Stock	(M)	1,000,000	1,000,000
Warrants at $1.15 expiring 3/25/15	( I )	74,348	120,778
			2,568,464

NanoGram Corporation (4)(5) -- Developing solar power products enabled by silicon-based nanomaterials
Series I Convertible Preferred Stock	(M)	63,210	15,565
Series II Convertible Preferred Stock	(M)	1,250,904	308,035
Series III Convertible Preferred Stock	(M)	1,242,144	305,878
Series IV Convertible Preferred Stock	(M)	432,179	106,424
			735,902

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2009 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(11) – 40.6% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) – 40.6% of net assets at value (cont.)

Nanomix, Inc. (4)(5) -- Producing nanoelectronic sensors that integrate carbon nanotube electronics with silicon microstructures
Series C Convertible Preferred Stock	(M)	977,917	$0
Series D Convertible Preferred Stock	(M)	6,802,397	0
			0

Nextreme Thermal Solutions, Inc. (4)(5) -- Developing thin-film thermoelectric devices for cooling and energy conversion
Series A Convertible Preferred Stock	(M)	17,500	1,750,000
Series B Convertible Preferred Stock	(M)	4,870,244	2,655,257
			4,405,257

Questech Corporation (4)(5) -- Manufacturing and marketing
proprietary metal and stone decorative tiles
Common Stock	(M)	655,454	150,976
Warrants at $1.50 expiring 11/19/09	( I )	5,000	0
			150,976

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
Series D Convertible Preferred Stock	(M)	3,121,099	4,000,000

Total Non-Controlled Private Placement Portfolio (cost: $59,737,665)			$44,796,511

Total Investments in Non-Controlled Affiliated Companies (cost: $59,737,665)			$44,796,511

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2009 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Controlled Affiliated Companies (2)(15) – 4.1% of net assets at value

Private Placement Portfolio (Illiquid) – 4.1% of net assets at value

Laser Light Engines, Inc. (4)(5)(6) -- Manufacturing solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	(M)	7,499,062	$1,500,000
Secured Convertible Bridge Note (including interest)	(M)	$ 890,000	893,511
			2,393,511

SiOnyx, Inc. (4)(5)(6) -- Developing silicon-based optoelectronic products enabled by its proprietary "Black Silicon"
Series A Convertible Preferred Stock	(M)	233,499	67,843
Series A-1 Convertible Preferred Stock	(M)	2,966,667	861,965
Series A-2 Convertible Preferred Stock	(M)	4,207,537	1,222,500
			2,152,308

Total Controlled Private Placement Portfolio (cost: $6,978,511)			$4,545,819

Total Investments in Controlled Affiliated Companies (cost: $6,978,511)			$4,545,819

Total Private Placement Portfolio (cost: $92,989,567)			$63,959,811

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2009 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

U.S. Government Securities (16) – 42.0% of net assets at value

U.S. Treasury Bill -- due date 07/02/09	(M)	$ 9,375,000	$9,375,000
U.S. Treasury Bill -- due date 10/01/09	(M)	30,500,000	30,485,055
U.S. Treasury Bill -- due date 12/17/09	(M)	2,700,000	2,695,815
U.S. Treasury Notes -- due date 02/28/10, coupon 2.000%	(M)	3,800,000	3,839,634

Total Investments in U.S. Government Securities (cost: $46,379,087)			$46,395,504

Total Investments (cost: $139,368,654)			$110,355,315

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2009 (Unaudited)

Notes to Consolidated Schedule of Investments

(1)	See Footnote to Consolidated Schedule of Investments on page 17 for a description of the Valuation Procedures.

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

(3)
The aggregate cost for federal income tax purposes of investments in unaffiliated companies is $26,273,391.  The gross unrealized appreciation based on the tax cost for these securities is $903,721.  The gross unrealized depreciation based on the tax cost for these securities is $12,559,631.

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

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2009 (Unaudited)

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

(11)
The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $59,737,665.  The gross unrealized appreciation based on the tax cost for these securities is $8,193,588.  The gross unrealized depreciation based on the tax cost for these securities is $23,134,742.

(12)	On February 28, 2008, Lifco, Inc., merged with CFX Battery, Inc. The surviving entity is CFX Battery, Inc.

(13)	CSwitch ceased operations in June 2009.

(14)
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

(15)
The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $6,978,511.  The gross unrealized appreciation based on the tax cost for these securities is $0.  The gross unrealized depreciation based on the tax cost for these securities is $2,432,692.

(16)
The aggregate cost for federal income tax purposes of our U.S. government securities is $46,379,087.  The gross unrealized appreciation on the tax cost for these securities is $16,417.  The gross unrealized depreciation on the tax cost of these securities is $0.

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

The Valuation Committee, comprised of all of the independent Board members, is responsible for determining the valuation of the Company’s assets within the guidelines established by the Board of Directors.  The Valuation Committee receives information and recommendations from management.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement and are not necessarily an indication of risks associated with the investment.

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

Equity-related securities, including warrants, are fair valued using the market or income approaches.  The following factors may be considered when the market approach is used to fair value these types of securities:

▪	Readily available public market quotations;

▪	The cost of the Company’s investment;

▪	Transactions in a company's securities or unconditional firm offers by responsible parties as a factor in determining valuation;

▪	The financial condition and operating results of the company;

▪	The company's progress towards milestones;

▪	The long-term potential of the business and technology of the company;

▪	The values of similar securities issued by companies in similar businesses;

▪	Multiples to revenue, net income or EBITDA that similar securities issued by companies in similar businesses receive;

▪	The proportion of the company's securities we own and the nature of any rights to require the company to register restricted securities under applicable securities laws; and

▪	The rights and preferences of the class of securities we own as compared to other classes of securities the portfolio company has issued.

When the income approach is used to value warrants, the Company uses the Black-Scholes-Merton formula.

B.	LONG-TERM FIXED-INCOME SECURITIES

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

For all other securities, the reported values shall reflect the Valuation Committee's judgment of fair values as of the valuation date using the outlined basic approaches of valuation discussed in this Section III.  They do not necessarily represent an amount of money that would be realized if we had to sell such assets in an immediate liquidation.  Thus, valuations as of any particular date are not necessarily indicative of amounts that we may ultimately realize as a result of future sales or other dispositions of investments we hold.

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

Harris & Harris Enterprises, Inc.SM, is a 100 percent wholly owned subsidiary of the Company.  Harris & Harris Enterprises, Inc., is a partner in Harris Partners I, L.P. SM, and is taxed under Subchapter C of the Code (a "C Corporation").  Harris Partners I, L.P, is a limited partnership and, from time to time, may be used to hold certain interests in portfolio companies.  The partners of Harris Partners I, L.P., are Harris & Harris Enterprises, Inc., (sole general partner) and Harris & Harris Group, Inc. (sole limited partner).  Harris & Harris Enterprises, Inc., pays taxes on any non-passive investment income generated by Harris Partners I, L.P.   For the period ended June 30, 2009, there was no non-passive investment income generated by Harris Partners I, L.P.  The Company consolidates the results of its subsidiaries for financial reporting purposes.

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

Portfolio Investment Valuations.  Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the SEC.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets.  (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.")  At June 30, 2009, our financial statements include private venture capital investments valued at $63,959,811, the fair values of which were determined in good faith by, or under the direction, of the Board of Directors.  Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated.  The difference could be material.

The Company adopted SFAS No. 157 on January 1, 2008.  SFAS No. 157 requires the Company to assume that the portfolio investment is to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market.

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

Foreign Currency Translation.  The accounting records of the Company are maintained in U.S. dollars.  All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation.  For the six months ended June 30, 2009, included in the net decrease in unrealized depreciation on investments was a $178,698 gain resulting from foreign currency translation.

Securities Transactions.  Securities transactions are accounted for on the date the transaction for the purchase or sale of the securities is entered into by the Company (i.e., trade date).

Interest Income Recognition.  Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis.  When securities are determined to be non-income producing, the Company ceases accruing interest and writes off any previously accrued interest.  During the three months and six months ended June 30, 2009, the Company earned $36,077 and $73,588, respectively, in interest on U.S. government securities and interest-bearing accounts.  During the three months and six months ended June 30, 2009, the Company recorded, net of write-offs, $39,007 and $(34,403), respectively, of bridge note interest.

Realized Gain or Loss and Unrealized Appreciation or Depreciation of Portfolio Investments. Realized gain or loss is recognized when an investment is disposed of and is computed as the difference between the Company's cost basis in the investment at the disposition date and the net proceeds received from such disposition.  Realized gains and losses on investment transactions are determined by specific identification.  Unrealized appreciation or depreciation is computed as the difference between the fair value of the investment and the cost basis of such investment.

Stock-Based Compensation.  The Company has a stock-based employee compensation plan.  The Company accounts for the Harris & Harris Group, Inc. 2006 Equity Incentive Plan (the "Stock Plan") by determining the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, and record these amounts as an expense in the Statement of Operations over the vesting period with a corresponding increase to our additional paid-in capital.  At June 30, 2009, and December 31, 2008, the increase to our operating expenses was offset by the increase to our additional paid-in capital, resulting in no net impact to our net asset value.  Additionally, the Company does not record the tax benefits associated with the expensing of stock options, because the Company currently intends to qualify as a RIC under Subchapter M of the Code.  The amount of non-cash, stock-based compensation expense recognized in the Consolidated Statements of Operations is based on the fair value of the awards the Company expects to vest, recognized over the vesting period on a straight-line basis for each award, and adjusted for actual options vested and pre-vesting forfeitures.  The forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate and is accounted for in the current period and prospectively.  See "Note 6. Stock-Based Compensation" for further discussion.

Income Taxes.  As we intend to qualify as a RIC under Subchapter M of the Internal Revenue Code, the Company does not provide for income taxes.  The Company recognizes interest and penalties in income tax expense.

We pay federal, state and local income taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is a C corporation.  See "Note 7.  Income Taxes."

Restricted Funds.  The Company maintains a rabbi trust for the purposes of accumulating funds to satisfy the obligations incurred by us for the Supplemental Executive Retirement Plan ("SERP") under the employment agreement with Charles E. Harris, the former Chairman and Chief Executive Officer of the Company.  The final payment from this rabbi trust was made on July 31, 2009, after which the rabbi trust was closed.

Property and Equipment.  Property and equipment are included in "Other Assets" and are carried at $94,757 and $119,180 at June 30, 2009, and December 31, 2008, respectively, representing cost, less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful lives of the premises and equipment.  We estimate the useful lives to be five to ten years for furniture and fixtures, three years for computer equipment, and five to seven years for leasehold improvements.

Concentration of Credit Risk.  The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

Recent Accounting Pronouncements.  In April of 2009, the FASB issued Staff Position 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP 157-4").  This position provides additional guidance for fair value measures under SFAS No. 157 in determining if the market for an asset or liability is inactive and, accordingly, if quoted market prices may not be indicative of fair value.  The adoption of FSP 157-4 did not have a material impact on the Company's consolidated financial statements.

FASB Staff Position 107-1, "Interim Disclosures About Fair Value of Financial Instruments" ("FSP 107-1"), extends the existing disclosure requirements related to the fair value of financial instruments, which were previously only required in annual financial statements, to interim periods.  Given that FSP 107-1 provides for additional disclosures, its adoption did not have any impact on the Company's consolidated financial statements.  The disclosure requirements under FSP 107-1 are included in Note 5 to the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165"), which sets forth principles and requirements for subsequent events, specifically (1) the period during which management should evaluate events or transactions that may occur for potential recognition and disclosure, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and (3) the disclosures that an entity should make about events and transactions occurring after the balance sheet date.  SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009.  The Company has adopted SFAS No. 165, and this adoption did not have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" ("SFAS No. 168"), which will become the source of authoritative U.S. GAAP recognized by the FASB to be applied to non-governmental entities.  On its effective date, SFAS No. 168 will supersede all then-existing, non-SEC accounting and reporting standards.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company is currently evaluating the potential impact of the adoption of SFAS No. 168, but does not believe that it will have a material impact on its consolidated financial statements.

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

Because there is typically no public market for our interests in the small privately held companies in which we invest, the valuation of the equity and bridge note interests in that portion of our portfolio is determined in good faith by our Valuation Committee, comprised of the independent members of our Board of Directors, in accordance with our Valuation Procedures and is subject to significant estimates and judgments.  In the absence of a readily ascertainable market value, the determined value of our portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed.  Any changes in valuation are recorded in our consolidated statements of operations as "Net decreases in unrealized depreciation on investments."  Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.

NOTE 5.  INVESTMENTS

At June 30, 2009, our financial assets were categorized as follows in the fair value hierarchy for SFAS No. 157 purposes:

		Fair Value Measurement at Reporting Date Using:

Description	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government Securities	$46,395,504	$42,555,870	$3,839,634	$0

Portfolio Companies	$63,959,811	$0	$0	$63,959,811

Total	$110,355,315	$42,555,870	$3,839,634	$63,959,811

The following chart shows the components of change in the financial assets categorized as Level 3, for the three months ended June 30, 2009.

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)

Portfolio Companies

Beginning Balance, April 1, 2009	$58,793,688
Total realized losses included in change in net assets	(1,511,042)
Total unrealized gains included in change in net assets	3,913,035
Investments in private placements and interest on bridge notes	2,767,380
Disposals	(3,250)
Ending Balance, June 30, 2009	$63, 959,811

The amount of total gains for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$2,400,596

The following chart shows the components of change in the financial assets categorized as Level 3, for the six months ended June 30, 2009.

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)

Portfolio Companies

Beginning Balance, January 1, 2009	$56,965,153
Total realized losses included in change in net assets	(1,514,330)
Total unrealized gains included in change in net assets	5,095,092
Purchases and interest on bridge notes	3,515,484
Disposals and write-offs of bridge note interest	(101,588)
Ending Balance, June 30, 2009	$63, 959,811

The amount of total gains for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$3,579,731

NOTE 6.  STOCK-BASED COMPENSATION

On March 18, 2009, the Compensation Committee of the Board of Directors and the full Board of Directors of the Company approved a grant of individual Non-Qualified Stock Option ("NQSO") awards for certain officers and employees of the Company.  The terms and conditions of the stock options granted were set forth in award agreements between the Company and each award recipient entered into on that date.  Options to purchase a total of 329,999 shares of stock were granted with vesting periods ranging from March 2010 to March 2013 and with an exercise price of $3.75, which was the closing price of our shares of common stock as quoted on the Nasdaq Global Market on March 18, 2009.  The awards may become fully vested and exercisable prior to the date or dates in the vesting schedule if (1) the market price of the shares of our stock reaches $6 per share at the close of business on three consecutive trading days on the Nasdaq Global Market or (2) the Board of Directors accepts an offer for the sale of substantially all of the Company's assets.  The accelerated vesting clause related to the stock price was satisfied on July 28, 2009, and the options immediately vested and became exercisable.  See "Note 11. Subsequent Events."   Upon exercise, the shares would be issued from our previously authorized but unissued shares.

On May 13, 2009, the Compensation Committee of the Board of Directors and the full Board of Directors of the Company approved a grant of individual NQSO awards for certain officers and employees of the Company.  The terms and conditions of the stock options granted were set forth in award agreements between the Company and each award recipient entered into on that date.  Options to purchase a total of 200,000 shares of stock were granted with vesting periods ranging from November 2009 to May 2013 and with an exercise price of $4.46, which was the closing price of our shares of common stock as quoted on the Nasdaq Global Market on May 13, 2009.  The awards may become fully vested and exercisable prior to the date or dates in the vesting schedule if the Board of Directors accepts an offer for the sale of substantially all of the Company's assets.  Upon exercise, the shares would be issued from our previously authorized but unissued shares.

The fair value of the options was determined on the date of grant using the Black-Scholes-Merton or lattice models based on the following factors, as permitted by SFAS No. 123(R).

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

Expected volatility is the measure of how the stock's price is expected to fluctuate over a period of time.  An increase in the expected volatility assumption yields a higher fair value of the stock option.  The expected volatility factor for the Black-Scholes-Merton and lattice models were based on the historical fluctuations in the Company’s stock price over a period commensurate with the expected term and contractual term, respectively, of the options, adjusted for stock splits and dividends.

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

The assumptions used in the calculation of fair value of the two-year NQSOs granted on March 18, 2009, using the Black-Scholes-Merton model for the expected term was as follows:

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

The assumptions used in the calculation of fair value of the 10-year NQSOs granted on March 18, 2009, using a binomial lattice model for the contract term was as follows:

							Weighted
			Expected				Average
		Number	Exercise	Expected	Expected	Risk-free	Fair
		of Options	Behavior	Volatility	Dividend	Interest	Value
Type of Award	Term	Granted	Factor	Factor	Yield	Rates	Per Share

Non-qualified stock options	10 Years	84,229	2	73.1%	0%	2.59%	$1.97
Total		84,229					$1.97

The assumptions used in the calculation of fair value of the two-year and 10-year NQSOs granted on May 13, 2009, using the Black-Scholes-Merton model for the expected term was as follows:

							Weighted
							Average
		Number	Expected	Expected	Expected	Risk-free	Fair
		of Options	Term	Volatility	Dividend	Interest	Value
Type of Award	Term	Granted	in Yrs	Factor	Yield	Rates	Per Share

Non-qualified stock options	2 Years	148,800	1.375	105.5%	0%	0.52%	$2.08
Non-qualified stock options	10 Years	51,200	6.25	60.6%	0%	2.35%	$2.60
		200,000					$2.21

For the three months and six months ended June 30, 2009, the Company recognized $776,279 and $1,411,917, respectively, of compensation expense in the Consolidated Statements of Operations.  As of June 30, 2009, there was approximately $7,088,927 of unrecognized compensation cost related to unvested stock option awards.  Of this amount, $364,839 was recognized on July 28, 2009, owing to the accelerated vesting condition being satisfied for the March 18, 2009, stock option grant.  (See "Note 11. Subsequent Events.")  The remaining $6,724,088 of unrecognized compensation cost is expected to be recognized over a weighted average period of approximately two years.

For the three months and six months ended June 30, 2009, no stock options were exercised.

For the three months and six months ended June 30, 2009, the calculation of the net increase and net decrease, respectively, in net assets resulting from operations per share excludes the stock options because such options were anti-dilutive.  The options may be dilutive in future periods in which there is a net increase in net assets resulting from operations, in the event that there is a significant increase in the average stock price in the stock market or significant decreases in the amount of unrecognized compensation cost.

A summary of the changes in outstanding stock options for the six months ended June 30, 2009, is as follows:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining	Aggregate
		Exercise	Grant Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (Yrs)	Value

Options Outstanding at January 1, 2009	4,638,213	$ 9.30	$4.83	6.03	$ 0

Granted	529,999	$ 4.02	$1.75	3.82

Exercised	0	$ 0	$ 0

Forfeited or Expired	(479,460)	$10.11	$3.81

Options Outstanding at June 30, 2009	4,688,752	$ 8.62	$4.58	5.90	$960,398

Options Exercisable at June 30, 2009	2,159,619	$10.10	$5.33	5.40	$ 0

Options Exercisable and Expected to be Exercisable at June 30, 2009	4,629,651	$ 8.60	$4.55	5.89	$960,398

The aggregate intrinsic value in the table above with respect to options outstanding, exercisable and expected to be exercisable, is calculated as the difference between the Company's closing stock price of $5.83 on the last trading day of the second quarter of 2009 and the exercise price, multiplied by the number of in-the-money options.  This amount represents the total pre-tax intrinsic value that would have been received by the option holders had all options been fully vested and all option holders exercised their awards on June 30, 2009.

NOTE 7.  INCOME TAXES

We filed for the 1999 tax year to elect treatment as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code") and qualified for the same treatment for the years 2000 through 2008.  However, there can be no assurance that we will qualify as a RIC for 2009 or subsequent years.

In the case of a RIC which furnishes capital to development corporations, there is an exception to the rule relating to the diversification of investments required to qualify for RIC treatment.  This exception is available only to registered investment companies that the SEC determines to be principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available ("SEC Certification").  We have received SEC Certification each year from 1999 to 2008, but it is possible that we may not receive SEC Certification for 2009 or in future years.

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

For the six months ended June 30, 2009, we paid $2,109 in federal, state and local income taxes. During the second quarter of 2009, we paid $1,729 in federal, state and local income taxes.  At June 30, 2009, we had $0 accrued for federal, state and local taxes payable by the Company.

We pay federal, state and local taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is taxed as a C Corporation.  For the three months ended June 30, 2009, and 2008, our income tax expense for Harris & Harris Enterprises, Inc., was $0 and $668, respectively.  For the six months ended June 30, 2009, and 2008, our income tax expense for Harris & Harris Enterprises, Inc., was $0 and $31,068, respectively.

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

NOTE 9.  CHANGE IN NET ASSETS PER SHARE

The following table sets forth the computation of basic and diluted per share net increases (decreases) in net assets resulting from operations for the three months and six months ended June 30, 2009, and June 30, 2008.

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2009	2008	2009	2008

Numerator for increase (decrease) in net assets per share	$421,367	$1,354,709	$(530,057)	$(1,934,326)

Denominator for basic and diluted weighted average shares	25,859,573	23,622,210	25,859,573	23,468,392

Basic and diluted net increase (decrease) in net assets per share resulting from operations	$0.02	$0.06	$(0.02)	$(0.08)

NOTE 10.  EMPLOYEE BENEFITS

We established a rabbi trust for the purpose of accumulating funds to satisfy the obligations incurred by us under the SERP, which amounted to $189,369 and $188,454 at June 30, 2009, and December 31, 2008, respectively, and is included in accounts payable and accrued liabilities.  The restricted funds for the SERP Account totaled $189,369 and $188,454 at June 30, 2009, and December 31, 2008, respectively.  Mr. Harris's rights to benefits pursuant to this SERP are no greater than those of a general creditor of us.

Mr. Harris received a distribution from his SERP Account totaling $2,889,717 during 2008.  On July 31, 2009, the balance of $189,383 was paid to Mr. Harris, and the rabbi trust was closed.

NOTE 11.  SUBSEQUENT EVENTS

On July 2, 2009, we made a $250,000 follow-on investment in a privately held tiny technology portfolio company.

On July 17, 2009, we made a $533,239 follow-on investment in a privately held tiny technology portfolio company.

On July 24, 2009, we filed a shelf Registration Statement on Form N-2 with the SEC to register an additional 7,000,000 shares of our common stock.  After the effective date, the common stock may be sold at prices and on terms to be set forth in one or more supplements to the prospectus from time to time.

On July 27, 2009, we made a $125,000 follow-on investment in a privately held tiny technology portfolio company.

At the close of business on July 28, 2009, the price of our stock reached $6.00 for the third consecutive trading day on the Nasdaq Global Market.  Pursuant to the terms of the stock options granted on March 18, 2009, the vesting schedule accelerated and all 329,999 options became immediately vested and exercisable.  The remaining compensation cost of $364,839 will be recognized in the third quarter.  This expense has no impact on the net asset value as the non-cash compensation cost is offset by an increase to our additional paid-in capital.

We have evaluated subsequent events through August 6, 2009, which represents the issuance date of the financial statements.

HARRIS & HARRIS GROUP, INC. FINANCIAL HIGHLIGHTS (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008

Per Share Operating Performance
Net asset value per share, beginning of period	$4.22	$5.86	$4.24	$5.93

Net operating (loss)*	(0.07)	(0.13)	(0.16)	(0.23)
Net realized (loss) on investments*	(0.06)	(0.00)	(0.06)	(0.22)
Net decrease in unrealized depreciation as a result of sales*	0.06	0.00	0.06	0.21
Net decrease in unrealized depreciation on investments held*	0.09	0.17	0.14	0.14
Total from investment operations*	0.02	0.04	(0.02)	(0.10)

Net increase as a result of stock- based compensation expense	0.03	0.06	0.05	0.13
Net increase as a result of net proceeds of stock offering, after expenses	0.00	(0.01)	0.00	(0.01)
Net increase as a result of proceeds from exercise of options	0.00	0.00	0.00	0.00
Total increase from capital stock transactions	0.03	0.05	0.05	0.12

Net asset value per share, end of period	$4.27	$5.95	$4.27	$5.95
Stock price per share, end of period	$5.83	$6.00	$5.83	$6.00
Total return based on stock price (1)	57.57%	(15.85)%	47.59%	(31.74)%

Supplemental Data:

Net assets, end of period	$110,412,973	$153,778,840	$110,412,973	$153,778,840

Ratio of expenses to average net assets (1)	1.9%	2.1%	3.8%	4.3%

Ratio of net operating (loss) to average net assets (1)	(1.8)%	(1.8)%	(3.7)%	(3.6)%

Cash dividend paid per share	$0	$0	$0	$0

Deemed dividend per share	$0	$0	$0	$0

Number of shares outstanding, end of period	25,859,573	25,859,573	25,859,573	25,859,573

*Based on Average Shares Outstanding
(1) Not annualized

The accompanying notes are an integral part of this schedule.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the Company's unaudited June 30, 2009, Consolidated Financial Statements and the Company's audited 2008 Consolidated Financial Statements and notes thereto.

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

We are a venture capital company that specializes in making investments in companies commercializing and integrating products enabled by nanotechnology and microsystems.  Nanotechnology is measured in nanometers, which are units of measurement in billionths of a meter.  Microsystems are measured in micrometers, which are units of measurement in millionths of a meter.  We sometimes use "tiny technology" to describe both of these disciplines.

We consider a company to fit our investment thesis if the company employs or intends to employ technology that we consider to be at the microscale or smaller and if the employment of that technology is material to its business plan.  We define venture capital investments as the money and resources made available to privately held start-up firms and privately held and publicly traded small businesses with exceptional growth potential.  By making these investments, we seek to provide our shareholders with a specific focus on nanotechnology and microsystems through a portfolio of venture capital investments that address a variety of markets and products.

We believe that we are the only publicly traded business development company making venture capital investments exclusively in nanotechnology and microsystems.  We believe we provide three core benefits to our shareholders.  First, we are an established firm with a track record of investing in venture capital-backed companies.  Second, we provide shareholders with access to emerging companies that commercialize and integrate products enabled by nanotechnology and microsystems that are generally privately owned.  Third, we provide access to a vehicle that has historically provided returns comparable to the median of those of the private venture capital industry and, unlike private venture capital firms, is both transparent and liquid.

We have discretion in the investment of our capital.  Primarily, we invest in illiquid equity securities.  Generally, these investments take the form of preferred stock, are subject to restrictions on resale and have no established trading market.  Throughout our corporate history, we have made primarily early stage venture capital investments in a variety of industries.  These businesses can range in stage from pre-revenue to cash flow positive.  The businesses in which we invest tend to be thinly capitalized, unproven, small companies that lack management depth, have little or no history of operations and are developing unproven technologies.  We may also make follow-on investments in any of our portfolio companies.

At June 30, 2009, $63,959,811, or 57.9 percent, of our net assets at fair value consisted of private venture capital investments, net of unrealized depreciation of $29,029,756.  At December 31, 2008, $56,965,153, or 52.0 percent, of our net assets at fair value consisted of private venture capital investments, net of unrealized depreciation of $34,124,848.

Historical Investment Track Record

Since our investment in Otisville in 1983 through June 30, 2009, we have made a total of 84 venture capital investments, including four private placement investments in securities of publicly traded companies.  We have exited 52 of these 84 investments, realizing total proceeds of $143,926,604 on our invested capital of $62,274,579.  As measured from first dollar in to last dollar out, the average and median holding periods for these 52 investments were 3.88 years and 3.24 years, respectively.  As measured by the 177 separate rounds of investment within these 52 investments, the average and median holding periods for the 177 separate rounds of investment were 2.93 years and 2.58 years, respectively.

Nineteen of the 52 investments sold were profitable.  The average and median holding periods, as measured from first dollar in, of these 19 profitable investments were 4.03 years and 3.35 years, respectively.  Of these 19 profitable investments, seven were profitable sales after initial public offerings ("IPOs"), eight were profitable merger and acquisition ("M&A") transactions, and four were profitable sales of PIPES.  As measured from first dollar in, the average holding period for profitable exits after IPOs, mergers and acquisitions transactions and PIPES was 4.26 years, 4.06 years and 1.07 years, respectively.

Thirty-three of the 52 investments sold were unprofitable.  Thirty-two of these investments were unprofitable non-IPO disposals, and we sold one investment, in Princeton Video Image, Inc., whose IPO resulted in a loss.  As measured from the first dollar in, the average holding period for the 32 unprofitable non-IPO exits was 3.72 years and the holding period for the unprofitable IPO exit was 7.74 years.

In 1994, we invested in our first nanotechnology company, Nanophase Technologies Corporation.  Recognizing the potential of nanotechnology, we continued to monitor developments in the field, and since 2001, we have made nanotechnology and microsystems the exclusive focus of our initial investment activity.  From August 2001 through June 30, 2009, all 42 of our initial investments have been in companies commercializing or integrating products enabled by nanotechnology or microsystems.  From August 2001 through June 30, 2009, we have invested a total (before any subsequent write-ups, write-downs or dispositions) of $107,866,260 in these companies.

We currently have 31 active tiny technology companies in our portfolio, including one investment made prior to 2001.  At June 30, 2009, from first dollar in, the average and median holding periods for these 31 active tiny technology investments were 4.14 years and 3.64 years, respectively.

Tiny Technology Companies in Our Active Portfolio as of June 30, 2009	Holding Period (years)
Adesto Technologies Corporation	2.36
Ancora Pharmaceuticals Inc.	2.16
BioVex Group, Inc.	1.76
BridgeLux, Inc. (formerly eLite Optoelectronics, Inc.)	4.12
Cambrios Technologies Corporation	4.64
CFX Battery, Inc. (formerly Lifco, Inc.)	2.03

Cobalt Technologies, Inc.	0.73
Crystal IS, Inc.	4.78
D-Wave Systems, Inc.	3.20
Ensemble Discovery Corporation	2.07
Innovalight, Inc.	3.20
Kovio, Inc.	3.64
Laser Light Engines, Inc.	1.15
Mersana Therapeutics, Inc. (formerly Nanopharma Corporation)	7.38
Metabolon, Inc.	3.47
Molecular Imprints, Inc.	5.25
NanoGram Corporation	6.17
Nanomix, Inc.	4.53
Nanosys, Inc.	6.24
Nantero, Inc.	7.90
NeoPhotonics Corporation 2004	5.57
Nextreme Thermal Solutions, Inc.	4.56
Polatis, Inc. (formerly Continuum Photonics, Inc.)	7.02
PolyRemedy, Inc.	1.39
Questech Corporation (formerly Intaglio, Ltd.)	15.11
Siluria Technologies, Inc.	1.70
SiOnyx, Inc.	3.14
Solazyme, Inc.	4.60
Starfire Systems, Inc.	5.15
TetraVitae Bioscience, Inc.	0.73
Xradia, Inc.	2.50
Average	4.14
Median	3.64

Our cumulative dollars invested in nanotechnology and microsystems increased from $489,999 for the year ended December 31, 2001, to $107,866,260 through June 30, 2009.

Commercialization of Nanotechnology by Our Portfolio Companies

Although our first investment in nanotechnology was in a nanomaterial company, later investments have clustered largely in companies working at the tools and component/platform level.  This transition occurred because we believe that companies that pursue such a path will capture more of the value ascribed to the nanotechnology-enabled product.  We also believe the transition from a nanomaterial supplier to a component/platform and system-level supplier is required for the commercialization and integration of products enabled by nanotechnology.

Potential hurdles associated with pursuing products with increasing levels of integration include additional complexity of the end product or platform and capital required for commercialization.  We believe that many nanotechnology companies will address these hurdles through partnerships with industry-leading companies to bring their nanotechnology-enabled product to market.  Partnerships can take the form of development dollars, equity investments, beta-site development, outsourcing, supply of materials, joint development agreements or distribution agreements.

Our nanotechnology investments have matured around three main industry clusters: cleantech (47.0 percent of our venture capital portfolio as of June 30, 2009); electronics, including semiconductors (33.0 percent of our venture capital portfolio as of June 30, 2009); and healthcare (10.0 percent of our venture capital portfolio as of June 30, 2009).  We call these three areas "Nanotech for CleantechSM," "Nanotech for ElectronicsSM," and "Nanotech for HealthcareSM," respectively.  We have and may continue to make investments outside these industry areas, and we may not maintain these industry clusters or the weightings within these clusters.

These three clusters are multi-billion dollar industries that have grown historically through technological innovation.  "Cleantech" is a term used commonly to describe products and processes that solve global problems related to resource constraints.  We classify Nanotech for CleantechSM companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials using nanotechnology-enabled solutions.  We believe nanotechnology will impact cleantech solutions in at least two ways.  First, nanotechnology-enabled methods of production can allow lower energy use at lower cost and operate with better performance than current methods of production. Second, new materials enable the development of new products that overcome inherent limitations of existing technology and processes.

We classify Nanotech for ElectronicsSM companies as those that use nanotechnology to address problems in electronics-related industries, including semiconductors.  We believe nanotechnology will impact these industries in at least four ways.  First, nanotechnology enables reduced manufacturing cost and increased performance of semiconductor and electronics systems as the density of components increases.  Second, new capabilities of semiconductor and electronic products are made possible by nanoscale materials.  Third, nanotechnology offers differentiation and improved performance that allows nanotechnology-enabled electronics companies to capture value in a market often characterized by outsourced manufacturing and a commodity production process.  Fourth, novel methods of computing, such as quantum computing, may be enabled by nanoscale phenomenon.

We classify Nanotech for HealthcareSM companies as those that use nanotechnology to address problems in healthcare-related industries, including biotechnology, pharmaceuticals and medical devices.  We believe nanotechnology will impact these industries in at least two ways. First, we believe the ability to study, optimize, and design biological pathways at the nanoscale enables the manipulation and engineering of biological systems for diagnosis and treatment of disease.  Second, we believe new tools are necessary to provide critical insights into what is happening at the nanoscale to enhance and enable advances in healthcare technology.

We believe the development and commercialization of nanotechnology-enabled solutions are the result of the convergence of traditionally separate scientific disciplines such as biology, materials science, chemistry, electronics, information technology, and physics.  We believe such nanotechnology-enabled advances in each of these industry clusters, and in general, could not otherwise occur within one discipline alone.

We currently have 17 companies in our portfolio that generate commercial revenue from the sale of products or services enabled by nanotechnology and microsystems.  These companies offer a range of products including components for optical networking, high-brightness LEDs, imaging devices for security and surveillance, printable electronics, nano-imprint lithography equipment, X-ray imaging equipment, optical switches, solid-state cooling, metabolomic profiling services, synthetic carbohydrates and decorative tiles.

Current Venture Capital Portfolio

The following is a summary of our initial and follow-on investments in nanotechnology from 2005 to June 30, 2009.  We consider a "round led" to be a round where we were the new investor or the leader of a set of investors in an investee company.  Typically, but not always, the lead investor negotiates the price and terms of a deal with the investee company.

	2005	2006	2007	2008	Six Months Ended June 30, 2009

Total Incremental Investments	$16,251,339	$24,408,187	$20,595,161	$17,779,462	$3,451,549

No. of New Investments	4	6	7	4	0

No. of Follow-On Investment Rounds	13	14	20	25	9

No. of Rounds Led	0	7	3	4	1

Average Dollar Amount – Initial	$1,575,000	$2,383,424	$1,086,441	$683,625	$0

Average Dollar Amount – Follow-On	$765,488	$721,974	$649,504	$601,799	$383,505

We value our private venture capital investments each quarter as determined in good faith by our Valuation Committee, a committee of all the independent directors, within guidelines established by our Board of Directors in accordance with the 1940 Act.  (See "Footnote to Consolidated Schedule of Investments" contained in "Consolidated Financial Statements.")

As part of the valuation process, we consider non-performance risk as the risk that a portfolio company will be: (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation.  Our best estimate of the non-performance risk of our portfolio companies has been quantified and included in the valuation of the companies as of June 30, 2009.  In the future, as these companies receive terms for additional financings or are unable to receive additional financing and, therefore, proceed with sales or shutdowns of the business, we expect the contribution of the discount for non-performance risk to vary in importance in determining the values of these companies.

In each of the years in the period 2005 through 2008, and for the six months ended June 30, 2009, the Company recorded the following gross write-ups in privately held securities as a percentage of net assets at the beginning of the year ("BOY"), gross write-downs in privately held securities as a percentage of net assets at the beginning of the year, and net write-ups/(write-downs) in privately held securities as a percentage of net assets at the beginning of the year.

	2005	2006	2007	2008	Six Months Ended June 30, 2009

Net Asset Value, BOY	$74,744,799	$117,987,742	$113,930,303	$138,363,344	$109,531,113

Gross Write-Downs During Year	$(3,450,236)	$(4,211,323)	$(7,810,794)	$(39,671,588)	$(6,209,125)

Gross Write-Ups During Year	$23,485,176	$279,363	$11,694,618	$820,559	$9,788,856

Gross Write-Downs as a Percentage of Net Asset Value, BOY	-4.62%	-3.57%	-6.86%	-28.67%	-5.67%

Gross Write-Ups as a Percentage of Net Asset Value, BOY	31.42%	0.24%	10.26%	0.59%	8.94%

Net Write-Downs/Write-Ups as a Percentage of Net Asset Value, BOY	26.8%	-3.33%	3.40%	-28.08%	3.27%

For the six months ended June 30, 2009, we recorded gross write-downs of $6,209,125.  These write-downs primarily reflect our assessment of the non-performance risk associated with our portfolio companies in the current business environment.  This non-performance risk discount accounted for the majority of the $6,209,125 in gross write-downs.  The remaining write-downs reflected adjustments of valuations relating to specific fundamental developments unique to particular portfolio companies.

For the six months ended June 30, 2009, we recorded gross write-ups of $9,788,856.  These write-ups were primarily owing to adjustments of valuations relating to specific fundamental developments unique to particular portfolio companies.  For Solazyme, Inc., and Nextreme Thermal Solutions, Inc., the largest two gross write-ups totaling $7,579,616, fundamental developments, including financing events during the first and second quarters of 2009, resulted in the removal of the discount for non-performance risk for both companies.

The increase or decrease in the value of our venture capital investments does not affect the day-to-day operations of the Company, as we have no debt and fund our venture capital investments and daily operating expenses from interest earned and proceeds from the sales of our investments in U.S. government and agency obligations.  As of June 30, 2009, we held $46,395,504 in U.S. government obligations.

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

In previous years, we have been able to generate substantial amounts of interest income from our holdings of U.S. treasury securities.  As of June 30, 2009, we held four short-duration U.S. treasury securities yielding 0.6 percent.  As of June 30, 2009, yields for 3-month, 6-month, and 12-month U.S. treasury securities were 0.19 percent, 0.35 percent and 0.56 percent, respectively.  As of June 30, 2008, yields for 3-month, 6-month, and 12-month U.S. treasury securities were 1.9 percent, 2.17 percent and 2.36 percent, respectively.  With yields at this level, we expect to generate less interest income than in previous fiscal quarters and years.

Current Business Environment

We continually examine our approach to investing activities based on the market conditions at the time of investment.  The banking, global stock market and commodity price collapses, and the further slowdown in global economic activities that began with the intensification of the housing and credit crises during the third quarter of 2008 remained a significant influence on the value of assets and the economy in general during the second quarter of 2009.  Although the value of publicly traded companies, one of the most observable asset classes, increased broadly during the second quarter of 2009 from lows reached during the first quarter of 2009, these values, including that of the Company, remain substantially below those before the economic collapse.  The table below compares these changes in value during the past two quarters and from the 52-week high of each index and of the Company:

	Q1 2009	Q2 2009	Change From 52-Week High to 6/30/09
	12/31/08 - 3/31/09	3/31/09 - 6/30/09
Dow Jones Industrial Avg.	-13.3%	11.0%	-39.8%
Nasdaq Composite	-3.1%	20.0%	-33.7%
S&P 500 Composite	-11.7%	15.2%	-43.8%
Russell 2000	-15.4%	20.2%	-48.4%
Harris & Harris Group	-6.3%	57.6%	-44.1%

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

From conversations with venture capitalists, we believe that the continued collapse in public market asset prices, the growing intensity of the slowdown in global economic activities, and the quick response being taken by venture capitalists to adjust their plans for new and follow-on investments has resulted in a collapse in venture capital financings.  This conclusion is supported by the fact that according to Dow Jones VentureSource, venture capital investment in the United States during the second quarter of 2009 was down approximately 37 percent from the second quarter of 2008.  The amount of venture capital invested in the second quarter of 2009 increased by 32 percent as compared to the first quarter of 2009, which experienced the lowest quarterly venture capital investment since 1998.  Similar to 2008, we expect that our investment pace for new investments will decrease as compared with recent years as we monitor the state of the capital markets.  During the first half of 2009, we made no new investments, and we invested $3,451,549 in follow-on investments.  This pace compares with two new and 13 follow-on investments totaling $2,244,500 and $8,602,595, respectively, in the first half of 2008.  Although we did not invest in a new portfolio company during the six months ended June 30, 2009, we intend to continue making investments in new companies and will continue to evaluate investments in companies enabled by nanotechnology and microsystems.  Our aim is to preserve our cash and manage our current operating expenses to enable us to make follow-on investments in current portfolio companies and to look for new investment opportunities.

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

Even though the public markets increased in value during the second quarter of 2009, the global economic recession continues to affect the ability of investors to exit investments in privately held companies. As of the end of the second quarter of 2009, published data showed that turmoil in the financial markets has affected the values of venture capital-backed companies in M&A transactions.  According to data published in by Dow Jones VentureSource, the median valuation of venture capital-backed companies sold in M&A transactions during the second quarter of 2009 decreased by 46 percent from the second quarter of 2008.  Also according to Dow Jones VentureSource, three venture capital-backed companies completed IPOs in the second quarter of 2009, which followed three successive quarters of no IPOs of venture capital-backed companies.  Even with these IPOs, Dow Jones VentureSource characterizes the second quarter of 2009 as one of the worst for liquidity events of venture capital-backed companies since early 2003.  We continue to believe this lack of liquidity will negatively affect the amount of capital available to privately held companies from venture capital firms.  We also take these factors into account when considering investments in new and current portfolio companies.  These data support our belief that the changes in the value of publicly traded companies do not correspond on a one-to-one basis with the value of privately held companies. As such, we expect that it may take significantly more time for the liquidity market for venture capital-backed companies to recover from the current economic turmoil than the public markets.

Results of Operations

We present the financial results of our operations utilizing accounting principles generally accepted in the United States for investment companies.  On this basis, the principal measure of our financial performance during any period is the net increase (decrease) in our net assets resulting from our operating activities, which is the sum of the following three elements:

Net Operating Income  (Loss) - the difference between our income from interest, dividends, and fees and our operating expenses.

Net Realized Gain  (Loss) on Investments - the difference between the net proceeds of sales of portfolio securities and their stated cost, plus income from interests in limited liability companies.

Net Increase (Decrease) in Unrealized Appreciation or Depreciation on Investments - the net unrealized change in the value of our investment portfolio.

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

Three months ended June 30, 2009, as compared to the three months ended June 30, 2008

In the three months ended June 30, 2009, and June 30, 2008, we had a net increase in net assets resulting from operations of $421,367 and $1,354,709, respectively.

Investment Income and Expenses:

We had net operating losses of $1,998,271 and $2,638,283 for the three months ended June 30, 2009, and June 30, 2008, respectively.  The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expenses of $776,279 in 2009 and $1,499,345 in 2008 associated with the granting of stock options.  During the three months ended June 30, 2009, and 2008, total investment income was $83,834 and $467,625, respectively.  During the three months ended June 30, 2009, and 2008, total operating expenses were $2,082,105 and $3,105,908, respectively.

During the three months ended June 30, 2009, as compared with the same period in 2008, investment income decreased, primarily reflecting a substantial decrease in interest rates, as well as a decrease in our average holdings of U.S. government securities.  The average yield on our U.S. government securities decreased from 3.47 percent for the three months ended June 30, 2008, to 0.29 percent for the three months ended June 30, 2009.  During the three months ended June 30, 2009, our average holdings of such securities were $48,961,646, as compared with $53,439,644 during the three months ended June 30, 2008.

Operating expenses, including non-cash, stock-based compensation expense, were $2,082,105 and $3,105,908 for the three months ended June 30, 2009, and June 30, 2008, respectively.  The decrease in operating expenses for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, was primarily owing to decreases in salaries, benefits and stock-based compensation expense and to decreases in administration and operations expense and professional fees, offset by increases in directors' fees and expenses, rent expense and custodian fees. Salaries, benefits and stock-based compensation expense decreased by $955,205, or 38.8 percent, through June 30, 2009, as compared to June 30, 2008, primarily as a result of a decrease in non-cash expense of $723,066 associated with the Stock Plan and a decrease in salaries and benefits owing primarily to a decrease in our headcount, including the retirement of Charles E. Harris.  At June 30, 2009, we had 11 full-time employees, as compared with 13 full-time employees at June 30, 2008.  While the non-cash, stock-based compensation expense for the Stock Plan increased our operating expenses by $776,279, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value.  The non-cash, stock-based compensation expense and corresponding increase to our additional paid-in capital may increase in future quarters.  Administration and operations expense decreased by $52,200, or 18.4 percent, through June 30, 2009, as compared to June 30, 2008, primarily as a result of a decrease in our directors' and officers' liability insurance expense and decreases in the cost of non-employee related insurance and managing directors' travel-related expenses.  Professional fees decreased by $49,575, or 24.6 percent, for the three months ended June 30, 2009, as compared with the same period in 2008, primarily as a result of a reduction in the amount and timing of certain legal and accounting fees.

Directors' fees and expenses increased by $9,931, or 12.5 percent, primarily as a result of additional meetings held during the three months ended June 30, 2009, as compared with the same period in 2008.  Rent expense increased by $19,250, or 32.2 percent, primarily as a result of the rent associated with our Palo Alto office lease.  We sublet portions of this office and include the rental income in miscellaneous income.  Custodian fees increased by $4,937, or 80.4 percent, compared to the same period in 2008.  This increase is owing to the higher fees charged by our new custodian.

Realized Income and Losses from Investments:

During the three months ended June 30, 2009, we realized net losses on investments of $1,511,042, as compared with realized net gains on investments of $3,912 during the three months ended June 30, 2008.

During the three months ended June 30, 2009, we realized net losses of $1,511,042, consisting of a realized loss of $11,042 on our investment in Exponential Business Development Company and a realized loss of $1,500,000 on our investment in Kereos, Inc.  Since the date of our investment of $25,000 in Exponential Business Development Company in 1995, we periodically received cash distributions totaling $31,208 through the date of the sale.

During the three months ended June 30, 2008, we realized net gains of $3,912, consisting primarily of income from our investment in Exponential Business Development Company and realized gains on the sale of U.S. government securities.

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the three months ended June 30, 2009, net unrealized depreciation on total investments decreased by $3,932,409, or 11.9 percent, from net unrealized depreciation of $32,945,748 at March 31, 2009, to net unrealized depreciation of $29,013,339 at June 30, 2009.  During the three months ended June 30, 2008, net unrealized appreciation on total investments increased by $3,989,748, or 1,223.2 percent, from net unrealized appreciation of $326,167 at March 31, 2008, to net unrealized appreciation of $4,315,915 at June 30, 2008.

During the three months ended June 30, 2009, net unrealized depreciation on our venture capital investments decreased by $3,913,035, from net unrealized depreciation of $32,942,791 at March 31, 2009, to net unrealized depreciation of $29,029,756 at June 30, 2009, owing primarily to increases in the valuations of the following investments held:

Investment	Amount of Write-Up

Metabolon, Inc.	$568,029
Molecular Imprints, Inc.	1,073,605
NeoPhotonics Corporation	630,977
Nextreme Thermal Solutions, Inc.	2,202,628
Questech Corporation	51,879
Siluria Technologies, Inc.	160,723

The write-ups for the three months ended June 30, 2009, were partially offset by decreases in the valuations of the following investments held:

Investment	Amount of Write-Down

Ancora Pharmaceuticals Inc.	$359,091
BioVex Group, Inc.	25,462
BridgeLux, Inc.	984
Kovio, Inc.	6,762
Mersana Therapeutics, Inc.	4,123
NanoGram Corporation	735,903
Nanomix, Inc.	30,050
Nanosys, Inc.	1,342,529
PolyRemedy, Inc.	28,384

We also had decreases in the unrealized depreciation of Exponential Business Development Company and Kereos, Inc., of $12,439 and $1,500,000, respectively.  These decreases were owing to unrealized appreciation as a result of our disposal of these assets.  We had an increase owing to foreign currency translation of $246,043 on our investment in D-Wave Systems, Inc.  Unrealized depreciation on our U.S. government securities portfolio decreased from $2,957 at March 31, 2009, to an unrealized appreciation of $16,417 at June 30, 2009.

During the three months ended June 30, 2008, net unrealized depreciation on our venture capital investments decreased by $4,791,705, from net unrealized depreciation of $915,941 at March 31, 2008, to net unrealized appreciation of  $3,875,764 at June 30, 2008, owing primarily to increases in the valuations of our investments in Ancora Pharmaceuticals Inc., of $152,636, D-Wave Systems, Inc., of $1,892,  Nextreme Thermal Solutions, Inc., of $100, Questech Corporation of $9,461, Solazyme, Inc., of $6,199,665 and Zia Laser, Inc., of $170, offset by decreases in the valuations of our investments in BridgeLux, Inc., of $394, Crystal-IS, Inc., of $112, Kereos, Inc., of $30,479, Mersana Therapeutics, Inc., of $3,665, Metabolon, Inc., of $2,047, Molecular Imprints, Inc., of $171,917, Nanomix, Inc., of $289,328, NeoPhotonics Corporation of $1,037,951 and Starfire Systems, Inc., of $60,000.  We also had an increase owing to foreign currency translation of $23,674 on our investment in D-Wave Systems, Inc.  Unrealized appreciation on our U.S. government securities portfolio decreased from $1,242,108 at March 31, 2008, to $440,151 at June 30, 2008.

Six months ended June 30, 2009, as compared with the six months ended June 30, 2008

In the six months ended June 30, 2009, and June 30, 2008, we had net decreases in net assets resulting from operations of $530,057 and $1,934,326, respectively.

Investment Income and Expenses:

We had net operating losses of $4,097,150 and $5,118,901 for the six months ended June 30, 2009, and June 30, 2008, respectively.  The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expenses of $1,411,917 in 2009 and $2,966,325 in 2008 associated with the granting of stock options.  During the six months ended June 30, 2009, and 2008, total investment income was $60,273 and $1,043,927, respectively.  During the six months ended June 30, 2009, and 2008, total operating expenses were $4,157,423 and $6,162,828, respectively.

During the six months ended June 30, 2009, as compared with the same period in 2008, investment income decreased, reflecting a substantial decrease in interest rates, as well as a decrease in our average holdings of U.S. government securities.  The average yield on our U.S. government securities decreased from 3.7 percent for the six months ended June 30, 2008, to 0.30 percent for the six months ended June 30, 2009.  During the six months ended June 30, 2009, our average holdings of such securities were $50,358,585, as compared with $55,727,820 at June 30, 2008.

Operating expenses, including non-cash, stock-based compensation expense, were $4,157,423 and $6,162,828 for the six months ended June 30, 2009, and June 30, 2008, respectively.  The decrease in operating expenses for the six months ended June 30, 2009, as compared with the six months ended June 30, 2008, was primarily owing to decreases in salaries, benefits and stock-based compensation expense and to decreases in administration and operations expense and directors' fees and expenses, offset by increases in professional fees, rent expense and custodian fees. Salaries, benefits and stock-based compensation expense decreased by $2,001,160, or 40.9 percent, through June 30, 2009, as compared to June 30, 2008, primarily as a result of a decrease in non-cash expense of $1,554,408 associated with the Stock Plan and a decrease in salaries and benefits owing primarily to a decrease in our headcount, including the retirement of Charles E. Harris.  At June 30, 2009, we had 11 full-time employees, as compared with 13 full-time employees at June 30, 2008.  While the non-cash, stock-based compensation expense for the Stock Plan increased our operating expenses by $1,411,917, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value.  The non-cash, stock-based compensation expense and corresponding increase to our additional paid-in capital may increase in future quarters.  Administration and operations expense decreased by $63,620, or 10.9 percent, through June 30, 2009, as compared to June 30, 2008, primarily as a result of a decrease in our directors' and officers' liability insurance expense and decreases in the cost of non-employee related insurance and managing directors' travel-related expenses.  Professional fees increased by $27,443, or 8.1 percent, for the six months ended June 30, 2009, as compared with the same period in 2008, primarily as a result of an increase in certain accounting and legal fees, offset by a reduction in the cost of our annual compliance program audit and a reduction in certain consulting fees.

Rent expense increased by $39,459, or 33.6 percent, primarily as a result of the rent associated with our Palo Alto office lease.  We sublet portions of this office and include the rental income in miscellaneous income.  Custodian fees increased by $5,246, or 41.3 percent, compared to the same period in 2008.  This increase is owing to the higher fees charged by our new custodian.

Realized Income and Losses from Investments:

During the six months ended June 30, 2009, we realized net losses on investments of $1,514,655, as compared with realized net losses on investments of $5,010,958 during the six months ended June 30, 2008.

During the six months ended June 30, 2009, we realized net losses of $1,514,655, consisting primarily of a realized loss of $14,330 on our investment in Exponential Business Development Company and a realized loss of $1,500,000 on our investment in Kereos, Inc.  Since the date of our investment of $25,000 in Exponential Business Development Company in 1995, we periodically received cash distributions totaling $31,208 through the date of the sale.

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

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the six months ended June 30, 2009, net unrealized depreciation on total investments decreased by $5,083,857, or 14.9 percent, from net unrealized depreciation of $34,097,196 at December 31, 2008, to net unrealized depreciation of $29,013,339 at June 30, 2009.  During the six months ended June 30, 2008, net unrealized depreciation on total investments decreased by $8,242,399, or 209.9 percent, from net unrealized depreciation of $3,926,484 at December 31, 2007, to net unrealized appreciation of $4,315,915 at June 30, 2008.

During the six months ended June 30, 2009, net unrealized depreciation on our venture capital investments decreased by $5,095,092, from net unrealized depreciation of $34,124,848 at December 31, 2008, to net unrealized depreciation of $29,029,756 at June 30, 2009, owing primarily to increases in the valuations of the following investments held:

Investment	Amount of Write-Up

Metabolon, Inc.	$205,198
Molecular Imprints, Inc.	1,069,605
NeoPhotonics Corporation	572,326
Nextreme Thermal Solutions, Inc.	2,202,628
Questech Corporation	22,690
Siluria Technologies, Inc.	160,723
Solazyme, Inc.	5,376,988

These write-ups for the six months ended June 30, 2009, were partially offset by the following write-downs:

Investment	Amount of Write-Down

Ancora Pharmaceuticals Inc.	$759,091
BioVex Group, Inc.	19,621
BridgeLux, Inc.	1,967
Crystal IS, Inc.	332,238
CSwitch, Inc.	20,286
Kovio, Inc.	12,491
Laser Light Engines, Inc.	500,000
Mersana Therapeutics, Inc.	7,880
NanoGram Corporation	735,903
Nanomix, Inc.	30,050
Nanosys, Inc.	2,685,059
PolyRemedy, Inc.	28,384
SiOnyx, Inc.	1,076,155

We also had decreases to unrealized depreciation for Exponential Business Development Company and Kereos, Inc., of $15,361 and $1,500,000, respectively, owing to the disposal of their securities and changes in the capital account balance of Exponential Business Development Company prior to its sale.

We had an increase owing to foreign currency translation of $178,698 on our investment in D-Wave Systems, Inc.  Unrealized appreciation on our U.S. government securities portfolio decreased from $27,652 at December 31, 2008, to $16,417 at June 30, 2009.

During the six months ended June 30, 2008, net unrealized depreciation on our venture capital investments decreased by $8,442,908, from net unrealized depreciation of $4,567,144 at December 31, 2007, to net unrealized appreciation of $3,875,764 at June 30, 2008, owing primarily to reversal of unrealized depreciation related to net realized losses of $1,326,072 and $3,688,581 on our investments in Chlorogen, Inc., and NanoOpto Corporation, respectively, and increases in the valuations of our investments in Ancora Pharmaceuticals Inc., of $100,562,  D-Wave Systems, Inc., of $13,596, Exponential Business Development Company of $193, Nextreme Thermal Solutions, Inc., of $100, Solazyme, Inc., of $6,199,665, and Zia Laser, Inc., $171, offset by decreases in the valuations of our investments in BridgeLux, Inc., of $1,738, Crystal-IS, Inc., of $395, Kereos, Inc., of $69,372, Mersana Therapeutics, Inc., of $9,071, Metabolon, Inc., of $736,512, Molecular Imprints, Inc., of $171,917, Nanomix, Inc., of $289,328, NeoPhotonics Corporation of $1,037,494, Questech Corporation of $452,976 and Starfire Systems, Inc., of $60,000.  We also had a decrease owing to foreign currency translation of $57,229 on our investment in D-Wave Systems, Inc.  Unrealized appreciation on our U.S. government securities portfolio decreased from $640,660 at December 31, 2007, to $440,151 at June 30, 2008.

Financial Condition

June 30, 2009

At June 30, 2009, our total assets and net assets were $112,355,847 and $110,412,973, respectively.  At December 31, 2008, they were $111,627,601 and $109,531,113, respectively.

At June 30, 2009, net asset value per share was $4.27, as compared with $4.24 at December 31, 2008.  At June 30, 2009, and December 31, 2008, our shares outstanding were 25,859,573.

Significant developments in the six months ended June 30, 2009, included an increase in the holdings of our venture capital investments of $6,994,658 and a decrease in our holdings in U.S. government obligations of $6,588,436.  The increase in the value of our venture capital investments from $56,965,153 at December 31, 2008, to $63,959,811 at June 30, 2009, resulted primarily from an increase in the net value of our venture capital investments of $5,095,092 and from nine follow-on investments of $3,451,549.  The decrease in the value of our U.S. government obligations from $52,983,940 at December 31, 2008, to $46,395,504 at June 30, 2009, is primarily owing to the payment of cash basis operating expenses of $2,632,992 and to follow-on venture capital investments totaling $3,451,549.

The following table is a summary of additions to our portfolio of venture capital investments made during the six months ended June 30, 2009:

Follow-On Investments

Adesto Technologies Corp.	$550,000
BioVex Group, Inc.	$111,111
BioVex Group, Inc.	$166,667
CFX Battery, Inc.	$3,492
Crystal IS, Inc.	$408,573
Laser Light Engines, Inc.	$890,000
Mersana Therapeutics, Inc.	$200,000
Metabolon, Inc.	$1,000,000
PolyRemedy, Inc.	$121,706

Total	$3,451,549

 The following tables summarize the values of our portfolios of venture capital investments and U.S. government obligations, as compared with their cost, at June 30, 2009, and December 31, 2008:

	June 30, 2009	December 31, 2008
Venture capital investments, at cost	$92,989,567	$91,090,001
Net unrealized depreciation(1)	29,029,756	34,124,848
Venture capital investments, at value	$63,959,811	$56,965,153

	June 30, 2009	December 31, 2008
U.S. government obligations, at cost	$46,379,087	$52,956,288
Net unrealized appreciation(1)	16,417	27,652
U.S. government obligations, at value	$46,395,504	$52,983,940

(1)At June 30, 2009, and December 31, 2008, the net accumulated unrealized depreciation on investments was $29,013,339 and $34,097,196, respectively.

Liquidity

 Our liquidity and capital resources are generated and generally available through our cash holdings, interest earned on our investments on U.S. government securities, cash flows from the sales of U.S. government securities, proceeds from periodic follow-on equity offerings and realized capital gains retained for reinvestment.

We fund our day-to-day operations using interest earned and proceeds from the sales of our investments in U.S. government securities.  The increase or decrease in the valuations of our portfolio companies does not impact our daily liquidity.  At June 30, 2009, and December 31, 2008, we had no investments in money market mutual funds.  We have no debt outstanding, and, therefore, are not subject to credit agency downgrades.

At June 30, 2009, and December 31, 2008, our total net primary liquidity was $47,714,871 and $53,701,819, respectively.  The decrease in our primary liquidity from December 31, 2008, to June 30, 2009, is primarily owing to the use of funds for investments and payment of net operating expenses.

We believe that the market disruption that continued during the second quarter of 2009 may continue to adversely affect financial services companies with respect to the valuation of their investment portfolios, tighter lending standards and reduced access to capital.  In addition, the economies of the United States and many other countries are in recession.  These conditions may lead to a further decline in net asset value and/or decline in valuations of our portfolio companies.  Although we cannot predict future market conditions, we continue to believe that our current cash and U.S. government security holdings and our ability to adjust our investment pace will provide us with adequate liquidity to execute our current business strategy.

Except for a rights offering, we are also generally not able to issue and sell our common stock at a price below our net asset value per share, exclusive of any distributing commission or discount, without shareholder approval.  As of June 30, 2009, our net asset value was $4.27 per share and our closing market price was $5.83 per share.  We do not currently have shareholder approval to issue or sell shares below our net asset value per share.

Capital Resources

On June 20, 2008, we completed the sale of 2,545,000 shares of our common stock, for total gross proceeds of $15,651,750; net proceeds of this offering, after placement agent fees and offering costs of $1,268,253, were $14,383,497.  We have used all of the net proceeds of this offering to make new investments in nanotechnology, as well as for follow-on investments in our existing venture capital investments and for working capital.

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

Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the SEC.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets.  (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.")  As of June 30, 2009, our financial statements include private venture capital investments valued at $63,959,811, the fair values of which were determined in good faith by, or under the direction of, the Board of Directors.  As of June 30, 2009, approximately 56.9 percent of our total assets represent investments in portfolio companies valued at fair value by the Board of Directors.

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

The ongoing financial markets turmoil and severe recession have made it extremely difficult for many companies to raise capital.  Moreover, the cost of capital has increased substantially.  Historically, difficult venture capital environments have resulted in weak companies not receiving financing and being subsequently closed down with a loss of investment to venture investors, and/or strong companies receiving financing but at significantly lower valuations than the preceding venture rounds, leading to very deep dilution for those who do not participate in the new rounds of investment.  This economic and financing environment has caused an increase in the non-performance risk for venture capital-backed companies.  Our best estimate of the non-performance risk of our portfolio companies has been quantified and included in the valuation of the companies at June 30, 2009.

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

At June 30, 2009, all of our private portfolio investments were classified as Level 3 in the hierarchy, indicating a high level of judgment required in their valuation.

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

Stock-Based Compensation

Determining the appropriate fair-value model and calculating the fair value of share-based awards on the date of grant requires judgment.  Historically, we have used the Black-Scholes-Merton option pricing model to estimate the fair value of employee stock options.  During the quarter ended March 31, 2009, we used the Black-Scholes-Merton option pricing model and a binomial lattice option pricing model to estimate the fair value of the two-year NQSOs and the ten-year NQSOs, respectively, granted on March, 18, 2009.  During the quarter ended June 30, 2009, we used the Black-Scholes-Merton option pricing model to estimate the fair value of the two-year and the ten-year NQSOs granted on May 13, 2009.

Management uses the Black-Scholes-Merton option pricing model in instances where we lack historical data necessary for more complex models and when the share award terms can be valued within the model.  Other models may yield fair values that are significantly different from those calculated by the Black-Scholes-Merton option pricing model.

Management uses a binomial lattice option pricing model in instances where it is necessary to include a broader array of assumptions.  We used the binomial lattice model for the ten-year NQSOs granted on March 18, 2009.  These awards include accelerated vesting provisions that are based on market conditions.  At the date of the grant, management’s analysis concluded that triggering of the market condition acceleration clause is probable.

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

Recent Developments — Portfolio Companies

On July 2, 2009, we made a $250,000 follow-on investment in a privately held tiny technology portfolio company.

On July 17, 2009, we made a $533,239 follow-on investment in a privately held tiny technology portfolio company.

On July 27, 2009, we made a $125,000 follow-on investment in a privately held tiny technology portfolio company.

Recent Developments — Other

On July 24, 2009, we filed a shelf Registration Statement on Form N-2 with the SEC to register an additional 7,000,000 shares of our common stock.  After the effective date, the common stock may be sold at prices and on terms to be set forth in one or more supplements to the prospectus from time to time.

At the close of business on July 28, 2009, the price of our stock reached $6.00 for the third consecutive trading day on the Nasdaq Global Market.  Pursuant to the terms of the stock options granted on March 18, 2009, the vesting schedule accelerated and all 329,999 options became immediately vested and exercisable.  The remaining compensation cost of $364,839 will be recognized in the third quarter.  This expense has no impact on the net asset value as the non-cash compensation cost is offset by an increase to our additional paid-in capital.

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

Investments in privately held, early stage companies are inherently more volatile than investments in more mature businesses.  Such immature businesses are inherently fragile and easily affected by both internal and external forces.  Our investee companies can lose much or all of their value suddenly in response to an internal or external adverse event.  Conversely, these immature businesses can gain suddenly in value in response to an internal or external positive development.  During the six months ended June 30, 2009, we recorded gross write-downs of $6,209,125.   These write-downs are primarily owing to the non-performance risk associated with our portfolio companies in the current economic environment and secondarily to adjustments of valuation to reflect specific fundamental developments unique to particular portfolio companies.

We generally also invest in both short and long-term U.S. government and agency securities.   To the extent that we invest in short and long-term U.S. government and agency securities, changes in interest rates result in changes in the value of these obligations which result in an increase or decrease of our net asset value.  The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements,  and the quantity and duration of  long-term U.S. government and agency securities held by the Company, and it will vary from period to period.  If the average interest rate on U.S. government securities with three-month maturities which corresponds to the maturities of the Company's holdings at June 30, 2009, were to increase by 25, 75 and 150 basis points, the average value of these securities held by us at June 30, 2009, would decrease by approximately $92,500, $277,500 and $555,000, respectively, and our net asset value would decrease correspondingly.

Most of our investments are denominated in U.S. dollars.  We currently have one investment denominated in Canadian dollars.  We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates.  The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates is $282,495 at June 30, 2009.

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

Item 4.  Controls and Procedures

(a)  Disclosure Controls and Procedures.  As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the 1934 Act).  Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures.  As of June 30, 2009, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

(b)   Changes in Internal Control Over Financial Reporting.   There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the second quarter of 2009 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Beginning in about 2001, many fewer venture capital-backed companies per annum have been able to complete IPOs than in the years of the previous decade.  Now that some of our companies are becoming more mature, a continuing lack of IPO opportunities and decrease in the number and size of M&A transactions for venture capital-backed companies could lead to companies staying longer in our portfolio as private entities that may require additional funding.  In the best case, such stagnation would dampen returns, and in the worst case, could lead to write-downs and write-offs as some companies run short of cash and have to accept lower valuations in private financings or are not able to access additional capital at all.  A continuing lack of IPO opportunities and the decrease in the number and size of M&A transactions for venture capital-backed companies are also causing some venture capital firms to change their strategies.  Accordingly, some venture capital firms are reducing funding of their portfolio companies, making it more difficult for such companies to access capital and to fulfill their potential.  In some cases this leads to write-downs and write-offs of such companies by other venture capital firms, such as ourselves, who are co-investors in such companies.

Our Nanotech for CleantechSM and Nanotech for ElectronicsSM portfolios are currently the largest portion of our venture capital portfolio, and, therefore, fluctuations in the value of the companies in these portfolios may adversely affect our net asset value per share to a greater degree than other sectors of our portfolio.

The two largest portions of our portfolio are our Nanotech for CleantechSM and Nanotech for ElectronicsSM portfolios.  Our Nanotech for CleantechSM portfolio consists of companies commercializing nanotechnology-enabled products targeted at cleantech related markets.  There are risks in investing in companies that target cleantech-related markets, including the rapid and sometimes dramatic price fluctuations of commodities, particularly oil and public equities, the reliance on the capital and debt markets to finance large capital outlays and the dependence on government subsidies to be cost-competitive with non-cleantech solutions.  For example, the attractiveness of alternative methods for the production of biobutanol and biodiesel can be adversely affected by a decrease in the demand or price of oil.  The demand for solar cells is driven partly by government subsidies and the availability of credit to finance the purchase and installation of the system.  Adverse developments in any of these sectors may significantly affect the value of our Nanotech for CleantechSM portfolio, and thus our venture capital portfolio as a whole.  Additionally, companies with alternative energy (cleantech) platforms are currently in favor with the media and investors.  Cleantech companies in general may have a harder time accessing capital in the future if this level of interest subsides.

Our Nanotech for ElectronicsSM portfolio consists of companies commercializing and integrating nanotechnology-enabled products targeted at electronics-related markets.  There are risks in investing in companies that target electronics-related markets, including rapid and sometimes dramatic price erosion of products, the reliance on capital and debt markets to finance large capital outlays, including fabrication facilities and inherent cyclicality of the electronics market in general.  Additionally, electronics-related companies are currently out of favor with many venture capital firms.  Therefore, access to capital may be difficult or impossible for companies in our portfolio that are pursuing these markets.

Our portfolio companies may incur debt that ranks senior to our investments in such companies.

We sometimes make investments in our portfolio companies in the form of bridge notes that typically convert into preferred stock issued in the next round of financing of that portfolio company.  The portfolio companies usually have, or may be permitted to incur, other debt that ranks senior to the debt securities in which we invest.  By their terms, debt instruments may provide that the holders are entitled to receive payment of interest and principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest.  Also, in the case of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment.  After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligations to us.  In addition, in companies where we have made investments in the form of bridge notes, we may also have investments in equity in the form of preferred shares. In such a case, a bankruptcy court may subordinate our bridge notes to debt holders that do not have equity in the portfolio company.

Loss of status as a regulated investment company could reduce our net asset value and distributable income.

We have elected to qualify, qualified and intend to continue to qualify as a regulated investment company under the Code.  As a regulated investment company, we do not have to pay federal income taxes on our income (including realized gains) that is distributed to our shareholders.  Accordingly, we are not permitted under accounting rules to establish reserves for taxes on our unrealized capital gains.  If we failed to qualify for regulated investment company status in 2009 or beyond, to the extent that we had unrealized gains, we would have to establish reserves for taxes, which would reduce our net asset value, accordingly.  To qualify again to be taxed as a regulated investment company in a subsequent year, we would be required to distribute to our shareholders our earnings and profits attributable to non-regulated investment company years reduced by an interest charge of 50 percent of such earnings and profits payable by us to the IRS.  In addition, if we failed to qualify as a regulated investment company for a period greater than two taxable years, then, in order to qualify as a regulated investment company in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had sold our property to an unrelated party for fair market value) or, alternatively, be subject to taxation on such built-in gain recognized for a period of 10 years.  In addition, if we, as a regulated investment company, were to decide to make a deemed distribution of realized net capital gains and retain the net realized capital gains, we would have to establish appropriate reserves for taxes that we would have to pay on behalf of shareholders.  It is possible that establishing reserves for taxes could have a material adverse effect on the value of our common stock.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 5, 2009, we held our Annual Meeting of Shareholders to (1) elect 10 directors of the Company and (2) approve the selection of PricewaterhouseCoopers LLP as the independent registered public accountant.

At the close of business on the record date, March 17, 2009, an aggregate of 25,859,573 shares of common stock were issued and outstanding.

All of the nominees at the May 5, 2009, Annual Meeting were elected as directors:

Nominees	For	Withheld
W. Dillaway Ayres, Jr.	20,868,423	1,227,353
Dr. C. Wayne Bardin	21,525,063	570,713
Dr. Phillip A. Bauman	21,561,092	534,584
G. Morgan Browne	20,827,492	1,268,284
Dugald A. Fletcher	20,805,182	1,290,594
Douglas W. Jamison	21,599,796	495,980
Lori D. Pressman	21,468,516	627,260
Charles E. Ramsey	21,580,204	515,572
James E. Roberts	20,854,663	1,241,113
Richard P. Shanley	20,888,516	1,207,260

 With respect to proposal number two, described as a proposal "to ratify, confirm and approve the Audit Committee's selection of PricewaterhouseCoopers LLP as the independent registered public accountant for the fiscal year ending December 31, 2009," the affirmative votes cast were 21,821,562, the negative votes cast were 136,089, and those abstaining were 138,122.  There were no broker non-votes for either proposal.

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

Date: August 6, 2009

EXHIBIT INDEX

Exhibit No.	Description

31.01	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.