Form 10-Q
period 2009-09-30
HARRIS & HARRIS GROUP INC /NY/
filed 2009-11-06
CIK 893739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     ☐            No     ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2009
Common Stock, $0.01 par value per share	30,854,258 shares

Harris & Harris Group, Inc.
Form 10-Q, September 30, 2009

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

The information furnished in the accompanying consolidated financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim period presented.

Harris & Harris Group, Inc.® (the "Company," "us," "our" and "we"), is an internally managed venture capital company that has elected to operate as a business development company under the Investment Company Act of 1940 (the "1940 Act").  Certain information and disclosures normally included in the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by Regulation S-X and Regulation S-K.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008, contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

ASSETS

	September 30, 2009	December 31, 2008
	(Unaudited)
Investments, in portfolio securities at value:
Unaffiliated companies (cost: $26,648,390 and $24,208,281, respectively)	$16,892,041	$12,086,503
Non-controlled affiliated companies (cost: $60,109,424 and $60,796,720, respectively)	48,920,403	39,650,187
Controlled affiliated companies (cost: $6,996,458 and $6,085,000, respectively)	4,063,766	5,228,463
Publicly traded securities (cost: $199,432 and $0, respectively)	173,405	0
Total, investments in private portfolio companies and public securities at value
(cost: $93,953,704 and $91,090,001, respectively)	$70,049,615	$56,965,153
Investments, in U.S. Treasury obligations at value
(cost: $66,960,793 and $52,956,288, respectively)	66,971,440	52,983,940
Cash and cash equivalents	1,495,970	692,309
Restricted funds	1,985	191,955
Interest receivable	6,517	56
Prepaid expenses	148,653	484,567
Other assets	462,253	309,621
Total assets	$139,136,433	$111,627,601

LIABILITIES & NET ASSETS

Payable for investments purchased	$25,720,198	$0
Accounts payable and accrued liabilities	1,880,616	2,088,348
Deferred rent	3,413	8,140
Total liabilities	27,604,227	2,096,488

Net assets	$111,532,206	$109,531,113

Net assets are comprised of:
Preferred stock, $0.10 par value, 2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares authorized at 9/30/09 and 12/31/08; 27,795,498 issued at 9/30/09 and 27,688,313 issued at 12/31/08	277,956	276,884
Additional paid in capital (Note 8)	184,077,904	181,251,507
Accumulated net operating and realized loss	(45,524,681)	(34,494,551)
Accumulated unrealized depreciation of investments	(23,893,442)	(34,097,196)
Treasury stock, at cost (1,828,740 shares at 9/30/09 and 12/31/08)	(3,405,531)	(3,405,531)

Net assets	$111,532,206	$109,531,113

Shares outstanding	25,966,758	25,859,573

Net asset value per outstanding share	$4.30	$4.24

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2009	2008	2009	2008
Investment income:
Interest from:
Fixed-income securities and bridge notes	$99,677	$585,418	$138,862	$1,626,176
Miscellaneous income	6,000	2,500	27,088	5,669
Total investment income	105,677	587,918	165,950	1,631,845

Expenses:
Salaries, benefits and stock-based compensation (Note 6)	1,727,743	2,205,980	4,621,680	7,101,077
Administration and operations	225,044	252,884	746,640	838,100
Professional fees	190,942	138,461	558,483	478,559
Rent	79,617	80,358	236,678	197,960
Directors’ fees and expenses	79,136	79,318	252,745	263,633
Depreciation	12,633	13,447	38,370	41,251
Custodian fees	33,515	14,209	51,457	26,905
Total expenses	2,348,630	2,784,657	6,506,053	8,947,485

Net operating loss	(2,242,953)	(2,196,739)	(6,340,103)	(7,315,640)

Net realized (loss) gain from investments:
Realized (loss) gain from:
Unaffiliated companies	0	0	(1,514,330)	3,420
Non-Controlled affiliated companies	(3,176,125)	(1,478,500)	(3,176,125)	(6,493,153)
Controlled affiliated companies	0	(2,893,487)	0	(2,893,487)
U.S. Treasury obligations/other	0	(1,137)	(325)	(862)
Realized loss from investments	(3,176,125)	(4,373,124)	(4,690,780)	(9,384,082)

Income tax (benefit) expense (Note 7)	(2,862)	2,102	(753)	48,968
Net realized loss from investments	(3,173,263)	(4,375,226)	(4,690,027)	(9,433,050)

Net decrease (increase) in unrealized depreciation on investments:
Change as a result of investment sales	3,180,240	4,278,500	4,691,282	9,293,153
Change on investments held	1,939,657	(31,739,282)	5,512,472	(28,511,536)
Net decrease (increase) in unrealized depreciation on investments	5,119,897	(27,460,782)	10,203,754	(19,218,383)

Net decrease in net assets resulting from operations	$(296,319)	$(34,032,747)	$(826,376)	$(35,967,073)

Per average basic and diluted outstanding share	$(0.01)	$(1.32)	$(0.03)	$(1.48)

Average outstanding shares	25,866,983	25,859,573	25,862,070	24,271,270

The accompanying notes are an integral part of these consolidated financial statements.

 HARRIS & HARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Cash flows used in operating activities:
Net decrease in net assets resulting from operations	$(826,376)	$(35,967,073)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net realized and unrealized (gain) loss on investments	(5,512,974)	28,602,465
Depreciation of fixed assets, amortization of premium or discount on U.S. government securities, and bridge note interest	39,784	(160,283)
Stock-based compensation expense	2,425,525	4,333,892

Changes in assets and liabilities:
Restricted funds	189,970	2,542,356
Receivable from portfolio company	0	524
Other receivables	(217)	0
Interest receivable	2,044	213,520
Income tax receivable	(3,353)	0
Prepaid expenses	335,914	340,152
Other assets	(186,116)	1,619
Accounts payable and accrued liabilities	(207,732)	(2,562,338)
Deferred rent	(4,727)	(4,810)

Net cash used in operating activities	(3,748,258)	(2,659,976)

Cash flows from investing activities:
Purchase of U.S. government securities	(112,308,457)	(75,932,334)
Sale of U.S. government securities	123,988,254	79,326,692
Investment in private placements and notes	(7,535,874)	(14,635,185)
Proceeds from sale of investments	7,365	140,257
Purchase of fixed assets	(1,313)	(15,046)

Net cash provided by (used in) investing activities	4,149,975	(11,115,616)

Cash flows from financing activities:
Proceeds from stock option exercises (Note 6)	401,944	0
Proceeds from stock offering (Note 8)	0	14,383,497

Net cash provided by financing activities	401,944	14,383,497

Net increase in cash and cash equivalents:
Cash and cash equivalents at beginning of the period	692,309	330,009
Cash and cash equivalents at end of the period	1,495,970	937,914

Net increase in cash and cash equivalents	$803,661	$607,905

Supplemental disclosures of cash flow information:
Income taxes paid	$2,179	$48,427

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended	Year Ended
	September 30, 2009	December 31, 2008
	(Unaudited)
Changes in net assets from operations:

Net operating loss	$(6,340,103)	$(10,687,151)
Net realized loss on investments	(4,690,027)	(8,323,634)
Net decrease in unrealized depreciation on investments as a result of sales	4,691,282	8,292,072
Net decrease (increase) in unrealized depreciation on investments held	5,512,472	(38,462,784)

Net decrease in net assets resulting from operations	(826,376)	(49,181,497)

Changes in net assets from capital stock transactions:

Issuance of common stock	1,072	25,450
Additional paid-in capital on common stock issued	400,872	14,358,047
Stock-based compensation expense	2,425,525	5,965,769

Net increase in net assets resulting from capital stock transactions	2,827,469	20,349,266

Net increase (decrease) in net assets	2,001,093	(28,832,231)

Net assets:

Beginning of the period	109,531,113	138,363,344

End of the period	$111,532,206	$109,531,113

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2009 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Unaffiliated Companies (2)(3)(4)– 15.3% of net assets at value

Private Placement Portfolio (Illiquid) – 15.1% of net assets at value

BioVex Group, Inc. (5)(6)(7)(8) -- Developing novel biologics for treatment of cancer and infectious disease
Series E Convertible Preferred Stock	(M)	2,799,552	$470,325
Series F Convertible Preferred Stock	(M)	2,011,110	388,669
Warrants at $0.241576 expiring 11/13/15	( I )	248,120	18,838
			877,832

Cobalt Technologies, Inc. (5)(6)(7)(9) -- Developing processes for making biobutanol through biomass fermentation
Series C Convertible Preferred Stock	(M)	352,112	375,000

D-Wave Systems, Inc. (5)(6)(7)(10) -- Developing high- performance quantum computing systems
Series B Convertible Preferred Stock	(M)	1,144,869	1,184,568
Series C Convertible Preferred Stock	(M)	450,450	466,070
Series D Convertible Preferred Stock	(M)	1,533,395	1,586,566
			3,237,204

Molecular Imprints, Inc. (5)(6) -- Manufacturing nanoimprint lithography capital equipment
Series B Convertible Preferred Stock	(M)	1,333,333	1,625,000
Series C Convertible Preferred Stock	(M)	1,250,000	1,523,438
Warrants at $2.00 expiring 12/31/11	( I )	125,000	48,750
			3,197,188

Nanosys, Inc. (5)(6) -- Developing zero and one-dimensional inorganic nanometer-scale materials and devices
Series C Convertible Preferred Stock	(M)	803,428	1,185,056
Series D Convertible Preferred Stock	(M)	1,016,950	1,500,001
			2,685,057

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2009 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Unaffiliated Companies (2)(3)(4)– 15.3% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 15.1% of net assets at value (Cont.)

Nantero, Inc. (5)(6)(7) -- Developing a high-density, nonvolatile, random access memory chip, enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)	345,070	$1,046,908
Series B Convertible Preferred Stock	(M)	207,051	628,172
Series C Convertible Preferred Stock	(M)	188,315	571,329
			2,246,409

NeoPhotonics Corporation (5)(6) -- Developing and manufacturing optical devices and components Common Stock	(M)	716,195	413,244
Series 1 Convertible Preferred Stock	(M)	1,831,256	1,056,634
Series 2 Convertible Preferred Stock	(M)	741,898	428,075
Series 3 Convertible Preferred Stock	(M)	2,750,000	1,586,750
Series X Convertible Preferred Stock	(M)	2,000	230,800
Warrants at $0.15 expiring 01/26/10	( I )	16,364	7,004
Warrants at $0.15 expiring 12/05/10	( I )	14,063	6,272
			3,728,779

Polatis, Inc. (5)(6)(7) -- Developing MEMS-based optical networking components
Series A-1 Convertible Preferred Stock	(M)	16,775	0
Series A-2 Convertible Preferred Stock	(M)	71,611	0
Series A-4 Convertible Preferred Stock	(M)	4,774	0
Series A-5 Convertible Preferred Stock	(M)	16,438	0
			0

PolyRemedy, Inc. (5)(6)(7) -- Developing a robotic manufacturing platform for wound treatment patches
Series B-1 Convertible Preferred Stock	(M)	287,647	93,866
Series B-2 Convertible Preferred Stock	(M)	676,147	121,706
			215,572

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2009 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Unaffiliated Companies (2)(3)(4)– 15.3% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 15.1% of net assets at value (Cont.)

Siluria Technologies, Inc. (5)(6)(7) -- Developing next-generation nanomaterials
Series S-2 Convertible Preferred Stock	(M)	612,061	$204,000

Starfire Systems, Inc. (5)(6)(11) -- Producing ceramic-forming polymers Common Stock	(M)	375,000	0
Series A-1 Convertible Preferred Stock	(M)	600,000	0
			0

TetraVitae Bioscience, Inc. (5)(6)(7)(12) -- Developing methods of producing alternative chemicals and fuels through biomass fermentation
Series B Convertible Preferred Stock	(M)	118,804	125,000

Total Unaffiliated Private Placement Portfolio (cost: $26,648,390)			$16,892,041

Publicly Traded Portfolio (Liquid) – 0.2% of net assets at value

Orthovita, Inc. (6)(13) -- Developing materials and devices for orthopedic medical implant applications Common Stock	(M)	39,500	173,405

Total Unaffiliated Publicly Traded Portfolio (cost: $199,432)			$173,405

Total Investments in Unaffiliated Companies (cost: $26,847,822)			$17,065,446

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2009 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(14) – 43.9% of net assets at value

Private Placement Portfolio (Illiquid) – 43.9% of net assets at value

Adesto Technologies Corporation (5)(6)(7) -- Developing low-power, high-performance memory devices
Series A Convertible Preferred Stock	(M)	6,547,619	$2,420,000
Series B Convertible Preferred Stock	(M)	5,952,381	2,200,000
			4,620,000

Ancora Pharmaceuticals Inc. (5)(6)(7) -- Developing synthetic carbohydrates for pharmaceutical applications
Series B Convertible Preferred Stock	(M)	1,663,808	34,940
Secured Convertible Bridge Note (including interest)	(M)	$325,000	327,307
			362,247

BridgeLux, Inc. (5)(6) -- Manufacturing high-power light emitting diodes (LEDs) and arrays
Series B Convertible Preferred Stock	(M)	1,861,504	1,804,914
Series C Convertible Preferred Stock	(M)	2,130,699	2,065,926
Series D Convertible Preferred Stock	(M)	833,333	807,999
Warrants at $0.7136 expiring 12/31/14	( I )	163,900	102,602
Warrants at $1.50 expiring 8/26/14	( I )	124,999	59,250
			4,840,691

Cambrios Technologies Corporation (5)(6)(7) – Developing nanowire- enabled electronic materials for the display industry
Series B Convertible Preferred Stock	(M)	1,294,025	970,519
Series C Convertible Preferred Stock	(M)	1,300,000	975,000
Series D Convertible Preferred Stock	(M)	515,756	386,817
			2,332,336

CFX Battery, Inc. (5)(6)(7)(15) -- Developing batteries using nanostructured materials
Series A Convertible Preferred Stock	(M)	2,565,798	2,822,378

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2009 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(14) – 43.9% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) – 43.9% of net assets at value (cont.)

Crystal IS, Inc. (5)(6) -- Developing single-crystal aluminum nitride substrates for light-emitting diodes
Series A Convertible Preferred Stock	(M)	391,571	$0
Series A-1 Convertible Preferred Stock	(M)	1,300,376	0
Unsecured Convertible Bridge Note (including interest)	(M)	$408,573	0
Warrants at $0.78 expiring 05/05/13	( I )	15,231	0
Warrants at $0.78 expiring 05/12/13	( I )	2,350	0
Warrants at $0.78 expiring 08/08/13	( I )	4,396	0
			0

CSwitch Corporation (5)(6)(7)(16) -- Developed system- on-a-chip solutions for communications-based platforms
Series A-1 Convertible Preferred Stock	(M)	6,863,118	0
Unsecured Convertible Bridge Note (including interest)	(M)	$1,766,673	0
			0

Ensemble Discovery Corporation (5)(6)(7)(17) -- Developing DNA- Programmed ChemistryTM for the discovery of new classes of therapeutics and bioassays
Series B Convertible Preferred Stock	(M)	1,449,275	1,000,000
Unsecured Convertible Bridge Note (including interest)	(M)	$250,286	271,351
			1,271,351

Innovalight, Inc. (5)(6)(7) -- Developing solar power products enabled by silicon-based nanomaterials
Series B Convertible Preferred Stock	(M)	16,666,666	2,969,667
Series C Convertible Preferred Stock	(M)	5,810,577	1,252,984
			4,222,651

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2009 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(14) – 43.9% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) – 43.9% of net assets at value (cont.)

Kovio, Inc. (5)(6)(7) -- Developing semiconductor products using printed electronics and thin-film technologies Series C Convertible Preferred Stock	(M)	2,500,000	$1,920,938
Series D Convertible Preferred Stock	(M)	800,000	614,700
Series E Convertible Preferred Stock	(M)	1,200,000	922,050
Warrants at $1.25 expiring 12/31/12	( I )	355,880	160,858
			3,618,546

Mersana Therapeutics, Inc. (5)(6)(7) -- Developing treatments for cancer based on novel drug delivery polymers
Series A Convertible Preferred Stock	(M)	68,451	68,451
Series B Convertible Preferred Stock	(M)	866,500	866,500
Unsecured Convertible Bridge Note (including interest)	(M)	$650,000	691,780
Warrants at $2.00 expiring 10/21/10	( I )	91,625	21,257
			1,647,988

Metabolon, Inc. (5)(6) -- Developing service and diagnostic products through the use of a metabolomics, or biochemical, profiling platform
Series B Convertible Preferred Stock	(M)	371,739	1,034,061
Series B-1 Convertible Preferred Stock	(M)	148,696	413,625
Series C Convertible Preferred Stock	(M)	1,000,000	1,000,000
Warrants at $1.15 expiring 3/25/15	( I )	74,348	115,815
			2,563,501

NanoGram Corporation (5)(6) -- Developing solar power products enabled by silicon-based nanomaterials
Series I Convertible Preferred Stock	(M)	63,210	0
Series II Convertible Preferred Stock	(M)	1,250,904	0
Series III Convertible Preferred Stock	(M)	1,242,144	0
Series IV Convertible Preferred Stock	(M)	432,179	0
			0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2009 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(14) – 43.9% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) – 43.9% of net assets at value (cont.)

Nextreme Thermal Solutions, Inc. (5)(6) -- Developing thin-film thermoelectric devices for cooling and energy conversion
Series A Convertible Preferred Stock	(M)	17,500	$1,750,000
Series B Convertible Preferred Stock	(M)	4,870,244	2,655,257
			4,405,257

Questech Corporation (5)(6) -- Manufacturing and marketing proprietary metal and stone decorative tiles
Common Stock	(M)	655,454	340,836
Warrants at $1.50 expiring 11/19/09	( I )	5,000	0
			340,836

Solazyme, Inc. (5)(6)(7) -- Developing algal biodiesel, industrial chemicals and special ingredients based on synthetic biology
Series A Convertible Preferred Stock	(M)	988,204	4,978,157
Series B Convertible Preferred Stock	(M)	495,246	2,494,841
Series C Convertible Preferred Stock	(M)	651,309	3,281,021
			10,754,019

Xradia, Inc. (5)(6) -- Designing, manufacturing and selling ultra-high resolution 3D x-ray microscopes and fluorescence imaging systems
Series D Convertible Preferred Stock	(M)	3,121,099	5,118,602

Total Non-Controlled Private Placement Portfolio (cost: $60,109,424)			$48,920,403

Total Investments in Non-Controlled Affiliated Companies (cost: $60,109,424)			$48,920,403

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2009 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Controlled Affiliated Companies (2)(18) – 3.6% of net assets at value

Private Placement Portfolio (Illiquid) – 3.6% of net assets at value

Laser Light Engines, Inc. (5)(6)(7) -- Manufacturing solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	(M)	7,499,062	$1,000,000
Secured Convertible Bridge Note (including interest)	(M)	$890,000	911,458
			1,911,458

SiOnyx, Inc. (5)(6)(7) -- Developing silicon-based optoelectronic products enabled by its proprietary "Black Silicon"
Series A Convertible Preferred Stock	(M)	233,499	67,843
Series A-1 Convertible Preferred Stock	(M)	2,966,667	861,965
Series A-2 Convertible Preferred Stock	(M)	4,207,537	1,222,500
			2,152,308

Total Controlled Private Placement Portfolio (cost: $6,996,458)			$4,063,766

Total Investments in Controlled Affiliated Companies (cost: $6,996,458)			$4,063,766

Total Private Placement and Publicly Traded Portfolio (cost: $93,953,704)			$70,049,615

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2009 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

U.S. Government Securities (19) – 60.1% of net assets at value

U.S. Treasury Bill -- due date 10/01/09	(M)	$25,725,000	$25,725,000
U.S. Treasury Bill -- due date 12/17/09	(M)	11,700,000	11,697,894
U.S. Treasury Bill -- due date 12/24/09	(M)	25,725,000	25,720,198
U.S. Treasury Notes -- due date 02/28/10, coupon 2.000%	(M)	3,800,000	3,828,348

Total Investments in U.S. Government Securities (cost: $66,960,793)			$66,971,440

Total Investments (cost: $160,914,497)			$137,021,055

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2009 (Unaudited)

Notes to Consolidated Schedule of Investments

(1)	See Footnote to Consolidated Schedule of Investments on page 17 for a description of the Valuation Procedures.

(2)
Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company or less than five percent of the common shares of the publicly traded company.  Investments in non-controlled affiliated companies consist of investments in which we own five percent or more, but less than 25 percent, of the voting shares of the portfolio company, or where we hold one or more seats on the portfolio company’s Board of Directors but do not control the company.  Investments in controlled affiliated companies consist of investments in which we own 25 percent or more of the voting shares of the portfolio company or otherwise control the company.

(3)
The aggregate cost for federal income tax purposes of investments in unaffiliated private companies is $26,648,390.  The gross unrealized appreciation based on the tax cost for these securities is $1,124,915.  The gross unrealized depreciation based on the tax cost for these securities is $10,881,264.

(4)
The aggregate cost for federal income tax purposes of investments in unaffiliated publicly traded companies is $199,432.  The gross unrealized appreciation based on the tax cost for these securities is $0.  The gross unrealized depreciation based on the tax cost for these securities is $26,027.

(5)	Legal restrictions on sale of investment.

(6)	Represents a non-income producing security. Equity investments that have not paid dividends within the last 12 months are considered to be non-income producing.

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

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2009 (Unaudited)

(9)	Cobalt Technologies, Inc., does business as Cobalt Biofuels.

(10)
D-Wave Systems, Inc., is located and is doing business primarily in Canada.   We invested in D-Wave Systems, Inc., through D-Wave USA, a Delaware company.  Our investment is denominated in Canadian dollars and is subject to foreign currency translation.  See "Note 3. Summary of Significant Accounting Policies."

(11)	Starfire Systems, Inc., filed for Chapter 11 bankruptcy on August 13, 2009.

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

(13)	Initial investment was made during 2009.

(14)
The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $60,109,424.  The gross unrealized appreciation based on the tax cost for these securities is $10,051,394.  The gross unrealized depreciation based on the tax cost for these securities is $21,240,415.

(15)	On February 28, 2008, Lifco, Inc., merged with CFX Battery, Inc. The surviving entity is CFX Battery, Inc.

(16)	CSwitch Corporation ceased operations in June 2009.

(17)
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

(18)
The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $6,996,458.  The gross unrealized appreciation based on the tax cost for these securities is $0.  The gross unrealized depreciation based on the tax cost for these securities is $2,932,692.

(19)
The aggregate cost for federal income tax purposes of our U.S. government securities is $66,960,793. The gross unrealized appreciation on the tax cost for these securities is $10,647. The gross unrealized depreciation on the tax cost of these securities is $0.

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

Under accounting principles generally accepted in the United States of America (“GAAP”), fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

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

Inputs used to measure fair value by these approaches are classified into the following hierarchy:

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

For all other securities, the reported values shall reflect the Valuation Committee's judgment of fair values as of the valuation date using the outlined basic approaches of valuation discussed in this Section III.  They do not necessarily represent an amount of money that would be realized if we had to sell such assets and that difference could be material.  Thus, valuations as of any particular date are not necessarily indicative of amounts that we may ultimately realize as a result of future sales or other dispositions of investments we hold.

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

Harris & Harris Enterprises, Inc.SM, is a 100 percent wholly owned subsidiary of the Company.  Harris & Harris Enterprises, Inc., is a partner in Harris Partners I, L.P. SM, and is taxed under Subchapter C of the Code (a "C Corporation").  Harris Partners I, L.P, is a limited partnership and, from time to time, may be used to hold certain interests in portfolio companies.  The partners of Harris Partners I, L.P., are Harris & Harris Enterprises, Inc., (sole general partner) and Harris & Harris Group, Inc. (sole limited partner).  Harris & Harris Enterprises, Inc., pays taxes on any non-passive investment income generated by Harris Partners I, L.P.   For the period ended September 30, 2009, there was no non-passive investment income generated by Harris Partners I, L.P.  The Company consolidates the results of its subsidiaries for financial reporting purposes.

NOTE 2.  INTERIM FINANCIAL STATEMENTS

Our interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information.  Accordingly, they do not include all information and disclosures necessary for a presentation of our financial position, results of operations and cash flows in conformity with GAAP.  In the opinion of management, these financial statements reflect all adjustments, consisting of valuation adjustments and normal recurring accruals, necessary for a fair presentation of our financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

 NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements:

Principles of Consolidation.  The consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company and its wholly owned subsidiary.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates.  The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities and the reported amounts of revenues and expenses.  Actual results could differ from these estimates, and the differences could be material.  The most significant estimates relate to the fair valuations of our investments.

Cash and Cash Equivalents.  Cash and cash equivalents includes demand deposits.  Cash and cash equivalents are carried at cost which approximates value.

Portfolio Investment Valuations.  Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the SEC and in accordance with GAAP.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets.  (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.")  At September 30, 2009, our financial statements include private venture capital investments and one publicly traded venture capital investment valued at $69,876,210 and $173,405, respectively.  The fair values of our private venture capital investments were determined in good faith by, or under the direction, of the Board of Directors.  Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated.  The difference could be material.

On January 1, 2008, the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) which requires the Company to assume that the portfolio investment is to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market.

On October 10, 2008, the FASB issued guidance for determining the fair value of a financial asset when the market for that asset is not active, which reiterated that an entity should utilize its own assumptions, information and techniques to estimate fair value when relevant observable inputs are not available, including the use of risk-adjusted discount factors for non-performance risk or liquidity risk.

Foreign Currency Translation.  The accounting records of the Company are maintained in U.S. dollars.  All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation.  For the nine months ended September 30, 2009, included in the net decrease in unrealized depreciation on investments was a $399,892 gain resulting from foreign currency translation.

Securities Transactions.  Securities transactions are accounted for on the date the transaction for the purchase or sale of the securities is entered into by the Company (i.e., trade date).

Interest Income Recognition.  Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis.  When securities are determined to be non-income producing, the Company ceases accruing interest and writes off any previously accrued interest.  During the three months and nine months ended September 30, 2009, the Company earned $39,625 and $113,213, respectively, in interest on U.S. government securities and interest-bearing accounts.  During the three months and nine months ended September 30, 2009, the Company recorded, net of write-offs, $60,052 and $25,649, respectively, of bridge note interest.

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

Stock-Based Compensation.  The Company has a stock-based employee compensation plan.  The Company accounts for the Harris & Harris Group, Inc. 2006 Equity Incentive Plan (the "Stock Plan") by determining the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, and record these amounts as an expense in the Statement of Operations over the vesting period with a corresponding increase to our additional paid-in capital.  At September 30, 2009, and December 31, 2008, the increase to our operating expenses was offset by the increase to our additional paid-in capital, resulting in no net impact to our net asset value.  Additionally, the Company does not record the tax benefits associated with the expensing of stock options, because the Company currently intends to qualify as a RIC under Subchapter M of the Code.  The amount of non-cash, stock-based compensation expense recognized in the Consolidated Statements of Operations is based on the fair value of the awards the Company expects to vest, recognized over the vesting period on a straight-line basis for each award, and adjusted for actual options vested and pre-vesting forfeitures.  The forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate and is accounted for in the current period and prospectively.  See "Note 6. Stock-Based Compensation" for further discussion.

Income Taxes.  As we intend to qualify as a RIC under Subchapter M of the Internal Revenue Code, the Company does not provide for income taxes.  The Company recognizes interest and penalties in income tax expense.

We pay federal, state and local income taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is a C corporation.  See "Note 7.  Income Taxes."

Restricted Funds.  The Company maintained a rabbi trust for the purposes of accumulating funds to satisfy the obligations incurred by us for the Supplemental Executive Retirement Plan ("SERP") under the employment agreement with Charles E. Harris, the former Chairman and Chief Executive Officer of the Company.  The final payment from this rabbi trust was made on July 31, 2009, after which the rabbi trust was closed.

Property and Equipment.  Property and equipment are included in "Other Assets" and are carried at $82,123 and $119,180 at September 30, 2009, and December 31, 2008, respectively, representing cost, less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful lives of the premises and equipment.  We estimate the useful lives to be five to ten years for furniture and fixtures, three years for computer equipment, and five to seven years for leasehold improvements.

Concentration of Credit Risk.  The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

Recent Accounting Pronouncements.  In April of 2009, the FASB issued guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.   It provides additional guidance for fair value measures in determining if the market for an asset or liability is inactive and, accordingly, if quoted market prices may not be indicative of fair value.  The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In the second quarter of 2009, the FASB issued guidance extending the existing disclosure requirements related to the fair value of financial instruments, which were previously only required in annual financial statements, to interim periods.  This guidance only required additional disclosures and, therefore, its adoption did not have any impact on the Company's consolidated financial statements.  These disclosure requirements are included in Note 5 to the consolidated financial statements.

 Effective July 1, 2009, the FASB’s Accounting Standards Codification (“ASC” or “Codification”) became the single official source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s consolidated financial statements.

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

Because there is typically no public market for our interests in the small privately held companies in which we invest, the valuation of the equity and bridge note interests in that portion of our portfolio is determined in good faith by our Valuation Committee, comprised of all of the independent members of our Board of Directors, in accordance with our Valuation Procedures and is subject to significant estimates and judgments.  In the absence of a readily ascertainable market value, the determined value of our portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed.  Any changes in valuation are recorded in our consolidated statements of operations as "Net decrease (increase) in unrealized depreciation on investments."  Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.

NOTE 5.  INVESTMENTS

At September 30, 2009, our financial assets were categorized as follows in the fair value hierarchy:

		Fair Value Measurement at Reporting Date Using:

Description	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government Securities	$66,971,440	$63,143,092	$3,828,348	$0

Private Portfolio Companies	$69,876,210	$0	$0	$69,876,210

Publicly Traded Portfolio Companies	$173,405	$173,405	$0	$0

Total	$137,021,055	$63,316,497	$3,828,348	$69,876,210

The following chart shows the components of change in the financial assets categorized as Level 3, for the three months ended September 30, 2009.

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)

Portfolio Companies

Beginning Balance, July 1, 2009	$63,959,811

Total realized losses included in change in net assets	(3,176,125)

Total unrealized gains included in change in net assets	5,151,694

Investments in private placements and interest on bridge notes	3,944,945

Disposals	(4,115)

Ending Balance, September 30, 2009	$69,876,210

The amount of total gains for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$1,971,454

The following chart shows the components of change in the financial assets categorized as Level 3, for the nine months ended September 30, 2009.

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)

Portfolio Companies

Beginning Balance, January 1, 2009	$56,965,153

Total realized losses included in change in net assets	(4,690,455)

Total unrealized gains included in change in net assets	10,246,786

Purchases and interest on bridge notes	7,460,429

Disposals and write-offs of bridge note interest	(105,703)

Ending Balance, September 30, 2009	$69,876,210

The amount of total gains for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$5,581,235

NOTE 6.  STOCK-BASED COMPENSATION

On March 18, 2009, the Compensation Committee of the Board of Directors and the full Board of Directors of the Company approved a grant of individual Non-Qualified Stock Option ("NQSO") awards for certain officers and employees of the Company.  The terms and conditions of the stock options granted were set forth in award agreements between the Company and each award recipient entered into on that date.  Options to purchase a total of 329,999 shares of stock were granted with vesting periods ranging from March 2010 to March 2013 and with an exercise price of $3.75, which was the closing price of our shares of common stock as quoted on the Nasdaq Global Market on March 18, 2009.  The awards were to become fully vested and exercisable prior to the date or dates in the vesting schedule if (1) the market price of the shares of our stock reaches $6 per share at the close of business on three consecutive trading days on the Nasdaq Global Market or (2) the Board of Directors accepts an offer for the sale of substantially all of the Company's assets.

At the close of business on July 28, 2009, the price of our stock reached $6.00 for the third consecutive trading day on the Nasdaq Global Market.  Pursuant to the terms of the stock options granted on March 18, 2009, the vesting schedule accelerated and all 329,999 options became immediately vested and exercisable.  The remaining compensation cost of $364,839 was recognized in the quarter ended September 30, 2009.  This expense has no impact on the net asset value as the non-cash compensation cost is offset by an increase to our additional paid-in capital.

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

The fair value of the options was determined on the date of grant using the Black-Scholes-Merton or lattice models based on the following factors.

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

The expected dividend yield assumption is traditionally calculated based on a company's historical dividend yield.  An increase to the expected dividend yield results in a decrease in the fair value of options and resulting compensation cost.  Although the Company has declared deemed dividends in previous years, most recently in 2005, the amounts and timing of any future dividends cannot be reasonably estimated.  Therefore, for purposes of calculating fair value, the Company has assumed an expected dividend yield of zero percent.

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

For the three months and nine months ended September 30, 2009, the Company recognized $1,013,608 and $2,425,525, respectively, of compensation expense in the Consolidated Statements of Operations.  As of September 30, 2009, there was approximately $6,075,320 of unrecognized compensation cost related to unvested stock option awards.  This cost is expected to be recognized over a weighted average period of approximately two years.

For the three months and nine months ended September 30, 2009, a total of 107,185 options were exercised for total proceeds to the Company of $401,944.

For the three and nine months ended September 30, 2009, the calculation of net decrease in net assets resulting from operations per share excludes the stock options because such options were anti-dilutive.  Stock options may be dilutive in future periods in which there is a net increase in net assets resulting from operations, in the event that there is a significant increase in the average stock price in the stock market or significant decreases in the amount of unrecognized compensation cost.

A summary of the changes in outstanding stock options for the nine months ended September 30, 2009, is as follows:
	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Options Outstanding at January 1, 2009	4,638,213	$ 9.30	$ 4.83	6.03	$ 0

Granted	529,999	$ 4.02	$ 1.75	3.57

Exercised	107,185	$ 3.75	$ 1.29

Forfeited or Expired	479,460	$10.11	$ 3.81

Options Outstanding at September 30, 2009	4,581,567	$ 8.73	$ 4.66	5.75	$ 939,310

Options Exercisable at September 30, 2009	2,626,608	$ 9.27	$ 4.86	5.38	$ 563,104

Options Exercisable and Expected to be Exercisable at September 30, 2009	4,522,466	$ 8.71	$ 4.63	5.74	$ 939,310

The aggregate intrinsic value in the table above with respect to options outstanding, exercisable and expected to be exercisable, is calculated as the difference between the Company's closing stock price of $6.25 on the last trading day of the third quarter of 2009 and the exercise price, multiplied by the number of in-the-money options.  This amount represents the total pre-tax intrinsic value that would have been received by the option holders had all options been fully vested and all option holders exercised their awards on September 30, 2009.

NOTE 7.  INCOME TAXES

For the nine months ended September 30, 2009, we recorded a benefit of $753 in federal, state and local income taxes. During the third quarter of 2009, we recorded a benefit of $2,862 in federal, state and local income taxes.  At September 30, 2009, we had $0 accrued for federal, state and local taxes payable by the Company.

We pay federal, state and local taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is taxed as a C Corporation.  For the three months ended September 30, 2009, and 2008, our income tax (benefit) expense for Harris & Harris Enterprises, Inc., was $(2,960) and $0, respectively.  For the nine months ended September 30, 2009, and 2008, our income tax (benefit) expense for Harris & Harris Enterprises, Inc., was $(2,960) and $31,068, respectively.

NOTE 8.  CAPITAL TRANSACTIONS

On June 20, 2008, we completed the sale of 2,545,000 shares of our common stock for gross proceeds of $15,651,750; net proceeds of this offering, after placement agent fees and offering costs of $1,268,253, were $14,383,497.

On July 24, 2009, we filed a shelf Registration Statement on Form N-2 with the SEC to register an additional 7,000,000 shares of our common stock.  This Registration Statement was declared effective on September 22, 2009, and the sale of 4,887,500 of these shares was completed on October 9, 2009.   We filed to deregister the 2,112,500 unused shares on October 26, 2009.  See Note 11 “Subsequent Events.”

NOTE 9.  CHANGE IN NET ASSETS PER SHARE

The following table sets forth the computation of basic and diluted per share net decreases in net assets resulting from operations for the three months and nine months ended September 30, 2009, and September 30, 2008.
	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2009	2008	2009	2008

Numerator for decrease in net assets per share	$(296,319)	$(34,032,747)	$(826,376)	$(35,967,073)

Denominator for basic and diluted weighted average shares	25,866,983	25,859,573	25,862,070	24,271,270

Basic and diluted net decrease in net assets per share resulting from operations	$(0.01)	$(1.32)	$(0.03)	$(1.48)

NOTE 10.  EMPLOYEE BENEFITS

We established a rabbi trust for the purpose of accumulating funds to satisfy the obligations incurred by us under the SERP, which amounted to $0 and $188,454 at September 30, 2009, and December 31, 2008, respectively, and is included in accounts payable and accrued liabilities.  The restricted funds for the SERP Account totaled $0 and $188,454 at September 30, 2009, and December 31, 2008, respectively.  Mr. Harris's rights to benefits pursuant to this SERP were no greater than those of a general creditor of us.

Mr. Harris received a distribution from his SERP Account totaling $2,889,717 during 2008.  On July 31, 2009, the balance of $189,383 was paid to Mr. Harris, and the rabbi trust was closed.

NOTE 11.  SUBSEQUENT EVENTS

On October 1, 2009, we made a $721,090 follow-on investment in a privately held tiny technology portfolio company.

On October 9, 2009, we closed a public follow-on offering of 4,887,500 shares of our common stock at a price of $4.75 per share to the public.  The net proceeds of this offering, after deducting underwriting discounts and offering costs of $1,937,931, were $21,277,694.

On October 13, 2009, we made a $100,000 follow-on investment in a privately held tiny technology portfolio company.

On October 22, 2009, we made a $1,000,000 follow-on investment in a privately held tiny technology portfolio company.

On October 26, 2009, we filed a post-effective amendment to our shelf registration statement on Form N-2 to deregister 2,112,500 shares of common stock that were not sold in the public offering that closed on October 9, 2009.

On November 2, 2009, we made a $108,383 follow-on investment in a privately held tiny technology portfolio company.

On November 3, 2009, we made a $299,145 follow-on investment in a privately held tiny technology portfolio company.

On November 4, 2009, the Compensation Committee resolved to award bonuses to employees totaling $294,000 payable on December 15, 2009.

We have evaluated subsequent events through November 6, 2009, which represents the issuance date of the financial statements.

NOTE 12.  COMMITMENTS

On September 24, 2009, we entered into a lease agreement for approximately 6,900 square feet of office space located at 1450 Broadway, New York, New York.  The lease will commence on the later of January 1, 2010, or when the leasehold improvements are completed.  We plan to use the office space to replace our current offices in New York City, which serve as our corporate headquarters.

The base rent is $36 per square foot with a 2.5 percent increase per year over the 10 years of the lease, subject to a full abatement of rent for four months and a rent credit for six months throughout the lease term.  The lease expires on December 31, 2019.

We have one option to extend the lease term for a five-year period, provided that we are not in default under the lease.  Annual rent during the renewal period will equal 95 percent of the fair market value of the leased premises, as determined in accordance with the lease.

Upon an event of default, the lease provides that the landlord may terminate the lease and require us to pay all rent that would have been payable during the remainder of the lease or until the date the landlord re-enters the premises.

HARRIS & HARRIS GROUP, INC. FINANCIAL HIGHLIGHTS (Unaudited)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2009	2008	2009	2008

Per Share Operating Performance
Net asset value per share, beginning of period	$4.27	$5.95	$4.24	$5.93

Net operating (loss)*	(0.08)	(0.09)	(0.25)	(0.30)
Net realized (loss) on investments*(1)	(0.12)	(0.17)	(0.18)	(0.36)
Net decrease in unrealized depreciation as a result of sales*(1)	0.12	0.17	0.18	0.41
Net decrease (increase) in unrealized depreciation on investments held*	0.07	(1.23)	0.21	(1.17)
Total from investment operations*	(0.01)	(1.32)	(0.04)	(1.42)

Net increase as a result of stock-based compensation expense*	0.03	0.05	0.09	0.18
Decrease as a result of stock-offering, net of offering expenses	0.00	0.00	0.00	(0.01)
Net increase as a result of proceeds from exercise of options	0.01	0.00	0.01	0.00
Total increase from capital stock transactions	0.04	0.05	0.10	0.17

Net asset value per share, end of period	$4.30	$4.68	$4.30	$4.68
Stock price per share, end of period	$6.25	$6.38	$6.25	$6.38
Total return based on stock price (2)	7.20%	6.33%	58.23%	(27.42)%

Supplemental Data:

Net assets, end of period	$111,532,206	$121,113,660	$111,532,206	$121,113,660

Ratio of expenses to average net assets (2)	2.1%	2.0%	5.9%	6.5%

Ratio of net operating loss to average net assets (2)	(2.0)%	(1.6)%	(5.8)%	(5.3)%

Cash dividend paid per share	$0.00	$0.00	$0.00	$0.00

Deemed dividend per share	$0.00	$0.00	$0.00	$0.00

Number of shares outstanding, end of period	25,966,758	25,859,573	25,966,758	25,859,573

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

The information contained in this section should be read in conjunction with the Company's unaudited September 30, 2009, Consolidated Financial Statements and the Company's audited 2008 Consolidated Financial Statements and notes thereto.

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

We are a venture capital company that specializes in making investments in companies commercializing and integrating products enabled by nanotechnology and microsystems.  Nanotechnology is the study of structures measured in nanometers, which are units of measurement in billionths of a meter.  Microsystems are measured in micrometers, which are units of measurement in millionths of a meter.  We sometimes use "tiny technology" to describe both of these disciplines.

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

We believe that we are the only publicly traded business development company making venture capital investments exclusively in nanotechnology and microsystems.  We believe we provide three core benefits to our shareholders.  First, we are an established firm with a track record of investing in venture capital-backed companies.  Second, we provide shareholders with access to emerging companies that commercialize and integrate products enabled by nanotechnology and microsystems that are generally privately owned.  Third, we provide access to venture capital investments in a vehicle that, unlike private venture capital firms, is both transparent and liquid.

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

At September 30, 2009, $69,876,210, or 62.7 percent, of our net assets at fair value consisted of private venture capital investments, net of unrealized depreciation of $23,878,062.  At December 31, 2008, $56,965,153, or 52.0 percent, of our net assets at fair value consisted of private venture capital investments, net of unrealized depreciation of $34,124,848.

Historical Investment Track Record

Since our investment in Otisville in 1983 through September 30, 2009, we have made a total of 85 venture capital investments, including four private placement investments in securities of publicly traded companies.  We have exited 53 of these 85 investments, realizing total proceeds of $143,930,719 on our invested capital of $65,454,819.  As measured from first dollar in to last dollar out, the average and median holding periods for these 53 investments were 3.9 years and 3.3 years, respectively.  As measured by the 180 separate rounds of investment within these 53 investments, the average and median holding periods for the 180 separate rounds of investment were 2.9 years and 2.6 years, respectively.

In 1994, we invested in our first nanotechnology company, Nanophase Technologies Corporation.  Recognizing the potential of nanotechnology, we continued to monitor developments in the field, and since 2001, we have made nanotechnology and microsystems the exclusive focus of our initial investment activity.  From August 2001 through September 30, 2009, all 43 of our initial investments have been in companies commercializing or integrating products enabled by nanotechnology or microsystems.  From August 2001 through September 30, 2009, we have invested a total (before any subsequent write-ups, write-downs or dispositions) of $111,950,586 in these companies.

Age of Current Portfolio and Investment Pace

We currently have 30 active tiny technology companies in our portfolio, including one investment made prior to 2001.  At September 30, 2009, from first dollar in, the average and median holding periods for these 30 active tiny technology investments were 4.3 years and 3.7 years, respectively.

Tiny Technology Companies in Our Active Portfolio as of September 30, 2009	Holding Period (Years)
Adesto Technologies Corporation	2.6
Ancora Pharmaceuticals Inc.	2.4
BioVex Group, Inc.	2.0
BridgeLux, Inc. (formerly eLite Optoelectronics, Inc.)	4.4
Cambrios Technologies Corporation	4.9
CFX Battery, Inc. (formerly Lifco, Inc.)	2.3
Cobalt Technologies, Inc.	1.0
Crystal IS, Inc.	5.0
D-Wave Systems, Inc.	3.5
Ensemble Discovery Corporation	2.3
Innovalight, Inc.	3.4
Kovio, Inc.	3.9

Laser Light Engines, Inc.	1.4
Mersana Therapeutics, Inc. (formerly Nanopharma Corporation)	7.6
Metabolon, Inc.	3.7
Molecular Imprints, Inc.	5.5
NanoGram Corporation	6.4
Nanosys, Inc.	6.5
Nantero, Inc.	8.2
NeoPhotonics Corporation 2004	5.8
Nextreme Thermal Solutions, Inc.	4.8
Orthovita, Inc.	0.1
Polatis, Inc. (formerly Continuum Photonics, Inc.)	7.3
PolyRemedy, Inc.	1.6
Questech Corporation (formerly Intaglio, Ltd.)	15.4
Siluria Technologies, Inc.	2.0
SiOnyx, Inc.	3.4
Solazyme, Inc.	4.9
TetraVitae Bioscience, Inc.	1.0
Xradia, Inc.	2.8
Average	4.3
Median	3.7

Our cumulative dollars invested in nanotechnology and microsystems increased from $489,999 for the year ended December 31, 2001, to $111,950,586 through September 30, 2009.  The following is a summary of our initial and follow-on investments in nanotechnology from January 1, 2005, to September 30, 2009.  We consider a "round led" to be a round where we were the new investor or the leader of a set of investors in an investee company.  Typically, but not always, the lead investor negotiates the price and terms of a deal with the investee company.
	2005	2006	2007	2008	Nine Months Ended Sept. 30, 2009

Total Incremental Investments	$16,251,339	$24,408,187	$20,595,161	$17,779,462	$7,535,874

No. of New Investments	4	6	7	4	1

No. of Follow-On Investment Rounds	13	14	20	25	18

No. of Rounds Led	0	7	3	4	3

Average Dollar Amount – Initial	$1,575,000	$2,383,424	$1,086,441	$683,625	$99,624

Average Dollar Amount – Follow-On	$765,488	$721,974	$649,504	$601,799	$413,125

Commercialization of Nanotechnology by Our Portfolio Companies

Our nanotechnology investments have matured around three main industry clusters: cleantech (42.3 percent of our venture capital portfolio as of September 30, 2009); electronics, including semiconductors (34.4 percent of our venture capital portfolio as of September 30, 2009); and healthcare/biotechnology (10.2 percent of our venture capital portfolio as of September 30, 2009).  We call these three areas "Nanotech for CleantechSM," "Nanotech for ElectronicsSM," and "Nanotech for HealthcareSM," respectively.  We have and may continue to make investments outside these industry areas, and we may not maintain these industry clusters or the weightings within these clusters.

Harris & Harris Group Active Portfolio as of September 30, 2009

Cleantech (42.3%)

Solazyme
Bridgelux
Nextreme Thermal Solutions
Innovalight
CFX Battery
Laser Light Engines
Cobalt Biofuels
Siluria Technologies
TetraVitae Bioscience
Crystal IS
NanoGram

Electronics and Semiconductors (34.4%)

Adesto
Kovio
D-Wave Systems
Molecular Imprints
Nanosys
Cambrios
Nantero
SiOnyx

Healthcare / Biotech (10.2%)

Metabolon
Mersana Therapeutics
Ensemble Discovery
BioVex Group
Ancora Pharmaceuticals
PolyRemedy
Orthovita

Other (13.1%)

Xradia
NeoPhotonics
Questech
Polatis

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

We believe the development and commercialization of nanotechnology-enabled solutions are the result of the convergence of traditionally separate scientific disciplines such as biology, materials science, chemistry, electronics, information technology, and physics.  We believe such nanotechnology‐enabled advances in each of these industry clusters, and in general, could not otherwise occur within one discipline alone.

Maturity of Current Venture Capital Portfolio

Our active venture capital portfolio comprises companies at stages of maturity that fall into three categories defined by us: 1) Pre-Revenue / Pre-Clinical, 2) Initial Revenue / Phase I/II Clinical Trials and 3) Expansion Stage / Phase III Clinical Trials.  Pre-Revenue / Pre-Clinical companies are those that have a high degree of technical, market and execution risk (which is typical of initial investments by venture capital firms, including us).  Initial Revenue / Phase I Clinical Trials companies are those that have overcome most of the technical risk associated with their products and are now focused on addressing the market risk for their products.  For those companies developing therapeutics or medical devices, the focus is on bringing their products through the first phases of clinical trials.  Expansion Stage / Phase III Clinical Trials companies are those that have determined there is a market for their products, and they are now focused on sales execution and supply of their products to the market.  Phase III Clinical Trials are the pivotal trials before a possible FDA approval and commercial launch of a product.  The chart below shows our assessment of the stage of maturity of our 30 active portfolio companies.

Maturity of Our Active Portfolio

Level of Maturity →

Pre-Revenue / Pre-Clinic	Initial Revenue / Phase I/II Trials	Expansion Stage / Phase III Trials
Adesto	Solazyme	Xradia
Innovalight	Nextreme	BridgeLux
D-Wave Systems	Kovio	NeoPhotonics
CFX Battery	Nanosys	Molecular Imprints
SiOnyx	Metabolon	BioVex
Laser Light Engines	Cambrios	Questech
Ensemble Discovery	Nantero	Orthovita
Cobalt Biofuels	Mersana	
Siluria Technologies	Ancora	
Tetravitae	PolyRemedy	
NanoGram	Crystal IS	
	Polatis

As our portfolio companies progress through these stages of maturity, they are penetrating high-growth, billion-dollar markets where nanotechnology enables significant advances. These companies offer a range of products including components for optical networking, high-brightness LEDs, imaging devices for security and surveillance, printable electronics, nano-imprint lithography equipment, X-ray imaging equipment, optical switches, solid-state cooling, metabolomic profiling services, synthetic carbohydrates and decorative tiles.  We currently have 16 companies in our active portfolio that generate commercial revenue from the sale of products or services enabled by nanotechnology and microsystems.

Current Business Environment

The banking, global stock market and commodity price collapses, and the slowdown in global economic activities that began with the intensification of the housing and credit crises during the third quarter of 2008, remained as significant influences on the economy in general as of the end of the third quarter of 2009.  Although there were a few positive events during the third quarter of 2009, such as the successful initial public offerings (“IPOs”) of A123 Systems, Inc., and OpenTable, Inc., and the second positive quarter in a row for the U.S. public stock markets, the availability of capital for venture capital firms and venture capital-backed companies continues to be extremely tight.  This conclusion is supported in part by the fact that according to Dow Jones VentureSource, venture capital investment in the United States during the third quarter of 2009 was down approximately six percent from the second quarter of 2009.  This source states further that if the current trend of investment by venture capital firms continues through the remainder of the year, the total amount of investment in 2009 could fall below $20 billion for the first time since 1998.

Even though the public markets increased in value during the third quarter of 2009, the global economic recession continues to affect the ability of investors to exit investments in privately held companies.  Merger and acquisition activity in the third quarter was similar to that of 1999, with only 71 venture-backed companies acquired, according to Dow Jones VentureSource.  Two venture-backed companies completed IPOs during the third quarter of 2009, compared with three in the second quarter of 2009, which brings the total number of IPOs to five for 2009.  Overall, the total amount realized from liquidity events of venture-backed companies was down 49 percent from $5.32 billion in the third quarter of 2008 to $2.70 billion in the most recent quarter.  These data support our belief that the increases in the value of publicly traded companies do not necessarily correspond with the ability of investors to exit privately held companies.  As such, we expect that it may take significantly more time for the liquidity market for venture capital-backed companies to recover from the current economic turmoil than the public stock markets. We continue to believe this lack of liquidity will negatively affect the amount of capital available to privately held companies from venture capital firms.

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

Many of our portfolio companies are cash flow negative and, therefore, need additional rounds of financing to continue operations.  Historically, this capital comes from the existing venture capital syndicate as well as new investors.  As a result of the economic downturn and the tight availability of capital for investment by venture capital firms, the existing investors in a syndicate are increasingly required to provide this capital without the participation of new investors.  This tight market for capital to invest also affects existing members of syndicates of investors.  Some of these co-investors are unable to invest their full pro rata amount of a round of financing, if at all, which results in a fractured syndicate.  A fractured syndicate can result in a portfolio company being unable to raise additional capital to fund operations.  The portfolio company may be forced to sell before reaching its full potential or be shut down entirely if the remaining investors cannot financially support the company.

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

We continue to view the current economic climate and the disruption in the venture capital industry as both a concern and an opportunity.  Through the first nine months of 2009, our aim was to preserve our cash and manage our current operating expenses to enable us to make follow-on investments in current portfolio companies and to look for new investment opportunities as we monitored the state of the capital markets.  During the first nine months of 2009, we invested $99,624 in one new investment, and we invested $7,436,250 in 18 follow-on investments.  This pace compares with two new and 19 follow-on investments totaling $2,244,500 and $12,390,685, respectively, in the first nine months of 2008.

Our overall goal remains unchanged, which is to maintain our leadership position in investing in nanotechnology and microsystems and to increase our net asset value.  The current environment for venture capital financings favors those firms that have capital to invest regardless of the stage of the investee company. We have historically not used leverage or debt financing when making an investment; thus, we continue to finance our new and follow-on investments from our cash reserves, currently invested in U.S. treasury obligations.  We believe the turmoil of the venture capital industry and the current economic climate provide opportunities to invest this capital at historically low valuations in new and existing portfolio companies of varying maturities.

Valuation of Investments

We value our private venture capital investments each quarter as determined in good faith by our Valuation Committee, a committee of all the independent directors, within guidelines established by our Board of Directors in accordance with the 1940 Act.  (See "Footnote to Consolidated Schedule of Investments" contained in "Consolidated Financial Statements.")

Publicly traded companies, one of the most observable asset classes, continued to increase in value broadly during the third quarter of 2009 from lows reached during the first quarter of 2009.  These values, including the market value of Harris & Harris Group, remain below those before the economic collapse.  The table below compares these changes in value during the past three quarters and from the 52-week high of each index and of Harris & Harris Group:

	Q1 2009	Q2 2009	Q3 2009	52-Week High as of 9/30/09
	12/31/08 - 3/31/09	3/31/09 - 6/30/09	6/30/09 – 9/30/09
Dow Jones Industrial Avg.	-13.3%	11.0%	15.0%	-11.7%
Nasdaq Composite	-3.07%	20.0%	15.7%	-1.1%
S&P 500 Composite	-11.67%	15.2%	15.0%	-10.3%
Russell 2000	-15.36%	20.2%	18.9%	-12.5%
Harris & Harris Group	-6.33%	57.6%	7.2%	-8.0%

The values of privately held, venture capital-backed companies are inherently more difficult to assess at any single point in time because securities of these types of companies are not actively traded.  We continue to believe that the substantial drop or increase in value of publicly traded companies is an indicator of the decrease or increase of values of privately held, venture capital-backed companies, but we do not believe it applies on a one-for-one basis.

As part of the valuation process, we consider non-performance risk as the risk that a portfolio company will be: (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation.  Our best estimate of the non-performance risk of our portfolio companies has been quantified and included in the valuation of the companies as of September 30, 2009.  In the future, as these companies receive terms for additional financings or are unable to receive additional financing and, therefore, proceed with sales or shutdowns of the business, we expect the contribution of the discount for non-performance risk to vary in importance in determining the values of these companies.

In each of the years in the period 2005 through 2008, and for the nine months ended September 30, 2009, the Company recorded the following gross write-ups in privately held securities as a percentage of net assets at the beginning of the year ("BOY"), gross write-downs in privately held securities as a percentage of net assets at the beginning of the year, and net write-ups/(write-downs) in portfolio securities as a percentage of net assets at the beginning of the year.

	2005	2006	2007	2008	Nine Months Ended Sept. 30, 2009

Net Asset Value, BOY	$74,744,799	$117,987,742	$113,930,303	$138,363,344	$109,531,113

Gross Write-Downs During Year	$(3,450,236)	$(4,211,323)	$(7,810,794)	$(39,671,588)	$(11,251,660)

Gross Write-Ups During Year	$23,485,176	$279,363	$11,694,618	$820,559	$16,806,868

Gross Write-Downs as a Percentage of Net Asset Value, BOY	-4.62%	-3.57%	-6.86%	-28.67%	-10.2%

Gross Write-Ups as a Percentage of Net Asset Value, BOY	31.42%	0.24%	10.26%	0.59%	15.3%

Net Write-Downs/Write-Ups as a Percentage of Net Asset Value, BOY	26.8%	-3.33%	3.40%	-28.08%	5.1%

For the nine months ended September 30, 2009, we recorded gross write-downs of $11,251,660.  These write-downs primarily reflect our assessment of the non-performance risk associated with our portfolio companies in the current business environment.  This non-performance risk discount accounted for the majority of the $11,251,660 in gross write-downs.  The remaining write-downs reflected adjustments of valuations relating to specific fundamental developments unique to particular portfolio companies.

For the nine months ended September 30, 2009, we recorded gross write-ups of $16,806,868.  These write-ups were primarily owing to adjustments of valuations relating to specific fundamental developments unique to particular portfolio companies.  For Solazyme, Inc., Nextreme Thermal Solutions, Inc., Adesto Technologies, Inc., Bridgelux, Inc., Xradia, Inc., and Molecular Imprints, Inc., gross write-ups of $12,075,947 related to fundamental developments, including financing events during the first nine months of 2009.  For NeoPhotonics, Inc., the gross write-up of $2,094,325 resulted from the increase in the average market capitalization as a multiple of revenue of a set of publicly traded companies with comparable businesses.

The increase or decrease in the value of our venture capital investments does not affect the day-to-day operations of the Company, as we have no debt and fund our venture capital investments and daily operating expenses from interest earned and proceeds from the sales of our investments in U.S. government and agency obligations.  As of September 30, 2009, we held $66,971,440 in U.S. government obligations, of which $25,720,198 was an unsettled treasury trade that was paid for on October 1, 2009.

Investment Objective

Our principal objective is to achieve long-term capital appreciation, rather than current income, by making venture capital investments.  We seek to reach the point where future growth is financed through reinvestment of our capital gains from these investments.  Therefore, a significant portion of our investment portfolio provides little or no income in the form of dividends or interest.  We earn interest income from fixed-income securities, including U.S. government and agency securities.  The amount of interest income we earn varies with the average balance of our fixed-income portfolio and the average yield on this portfolio.  Interest income is secondary to capital gains and losses in our results of operations.

In previous years, we have been able to generate substantial amounts of interest income from our holdings of U.S. treasury securities.  As of September 30, 2009, we held four short-duration U.S. treasury securities yielding approximately 0.3 percent.  As of September 30, 2009, yields for 3-month, 6-month, and 12-month U.S. treasury securities were 0.14 percent, 0.18 percent and 0.40 percent, respectively.  As of September 30, 2008, yields for 3-month, 6-month, and 12-month U.S. treasury securities were 0.92 percent, 1.60 percent and 1.78 percent, respectively.  With yields at this level, we expect to generate less interest income than in previous fiscal quarters and years.

Results of Operations

We present the financial results of our operations utilizing GAAP for investment companies.  On this basis, the principal measure of our financial performance during any period is the net increase (decrease) in our net assets resulting from our operating activities, which is the sum of the following three elements:

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

Three months ended September 30, 2009, as compared to the three months ended September 30, 2008

In the three months ended September 30, 2009, and September 30, 2008, we had net decreases in net assets resulting from operations of $296,319 and $34,032,747, respectively.

Investment Income and Expenses:

We had net operating losses of $2,242,953 and $2,196,739 for the three months ended September 30, 2009, and September 30, 2008, respectively.  The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expenses of $1,013,608 in 2009 and $1,367,567 in 2008 associated with the granting of stock options.  During the three months ended September 30, 2009, and 2008, total investment income was $105,677 and $587,918, respectively.  During the three months ended September 30, 2009, and 2008, total operating expenses were $2,348,630 and $2,784,657, respectively.

During the three months ended September 30, 2009, as compared with the same period in 2008, investment income decreased, primarily reflecting a substantial decrease in interest rates, as well as a decrease in our average holdings of U.S. government securities.  The average yield on our U.S. government securities decreased from 3.6 percent for the three months ended September 30, 2008, to 0.3 percent for the three months ended September 30, 2009.  During the three months ended September 30, 2009, our average holdings of such securities were $49,590,199, as compared with $58,057,162 during the three months ended September 30, 2008.

Operating expenses, including non-cash, stock-based compensation expense, were $2,348,630 and $2,784,657 for the three months ended September 30, 2009, and September 30, 2008, respectively.  The decrease in operating expenses for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, was primarily owing to decreases in salaries, benefits and stock-based compensation expense and to a decrease in administration and operations expense, offset by increases in professional fees and custodian fees. Salaries, benefits and stock-based compensation expense decreased by $478,237, or 21.7 percent, through September 30, 2009, as compared to September 30, 2008, primarily as a result of a decrease in non-cash expense of $353,959 associated with the Stock Plan and a decrease in salaries and benefits owing primarily to a decrease in our headcount, including the retirement of Charles E. Harris.  At September 30, 2009, we had 11 full-time employees, as compared with 12 full-time employees at September 30, 2008.  While the non-cash, stock-based compensation expense for the Stock Plan increased our operating expenses by $1,013,608, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value.  The non-cash, stock-based compensation expense and corresponding increase to our additional paid-in capital may increase in future quarters.  Administration and operations expense decreased by $27,840, or 11.0 percent, through September 30, 2009, as compared to September 30, 2008, primarily as a result of a decrease in our directors' and officers' liability insurance expense and decreases in the cost of non-employee related insurance and managing directors' travel-related expenses.  Professional fees increased by $52,481, or 37.9 percent, for the three months ended September 30, 2009, as compared with the same period in 2008, primarily as a result of an increase in certain legal, consulting and accounting fees.  Custodian fees increased by $19,306, or 135.9 percent, compared with the same period in 2008.  This increase is owing to the higher fees charged by our new custodian who has more expertise in working with investment companies.

Realized Income and Losses from Investments:

During the three months ended September 30, 2009, and September 30, 2008, we realized net losses on investments of $3,176,125 and $4,373,124, respectively.

During the three months ended September 30, 2009, we realized net losses of $3,176,125, consisting of a realized loss of $3,176,125 on our investment in Nanomix, Inc.  During the third quarter of 2009, we received a payment of $4,115 for the sale of our interest in Nanomix, Inc.

During the three months ended September 30, 2008, we realized net losses of $4,373,124, consisting primarily of realized losses on Evolved Nanomaterial Sciences, Inc., of $2,800,000, on Phoenix Molecular Corporation of $93,487 and on Zia Laser, Inc., of $1,478,500.

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the three months ended September 30, 2009, net unrealized depreciation on total investments decreased by $5,119,897, or 17.6 percent, from net unrealized depreciation of $29,013,339 at June 30, 2009, to net unrealized depreciation of $23,893,442 at September 30, 2009.  During the three months ended September 30, 2008, net unrealized depreciation on total investments increased by $27,460,782, or 636.3 percent, from net unrealized appreciation of $4,315,915 at June 30, 2008, to net unrealized depreciation of $23,144,867 at September 30, 2008.

During the three months ended September 30, 2009, net unrealized depreciation on our venture capital investments decreased by $5,125,667, from net unrealized depreciation of $29,029,756 at June 30, 2009, to net unrealized depreciation of $23,904,089 at September 30, 2009, owing primarily to increases in the valuations of the following investments held:

Investment	Amount of Write-Up

Adesto Technologies Corporation	$1,320,000
BioVex Group, Inc.	350,867
BridgeLux, Inc.	997,091
Cambrios Technologies Corporation	519,567
CFX Battery, Inc.	812,383
NeoPhotonics Corporation	1,521,999
Questech Corporation	189,860
Xradia, Inc.	1,118,602

The write-ups for the three months ended September 30, 2009, were partially offset by decreases in the valuations of the following investments held:

Investment	Amount of Write-Down

Ancora Pharmaceuticals Inc.	$ 405,969
Cobalt Technologies, Inc.	187,499
Crystal IS, Inc.	440,543
Innovalight, Inc.	1,561,187
Kovio, Inc.	1,232,466
Laser Light Engines, Inc.	499,999
Mersana Therapeutics, Inc.	4,581
Metabolon, Inc.	4,963
Molecular Imprints, Inc.	7,000
NanoGram Corporation	735,902
Orthovita, Inc.	26,027

We also had a decrease to unrealized depreciation for Nanomix, Inc., of $3,180,240 owing to the sale of our investment in Nanomix, Inc.  We had an increase owing to foreign currency translation of $221,194 on our investment in D-Wave Systems, Inc.

Unrealized appreciation on our U.S. government securities portfolio decreased from $16,417 at June 30, 2009, to $10,647 at September 30, 2009.

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

Nine months ended September 30, 2009, as compared with the Nine months ended September 30, 2008

In the nine months ended September 30, 2009, and September 30, 2008, we had net decreases in net assets resulting from operations of $826,376 and $35,967,073, respectively.

Investment Income and Expenses:

We had net operating losses of $6,340,103 and $7,315,640 for the nine months ended September 30, 2009, and September 30, 2008, respectively.  The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expenses of $2,425,525 in 2009 and $4,333,892 in 2008 associated with the granting of stock options.  During the nine months ended September 30, 2009, and 2008, total investment income was $165,950 and $1,631,845, respectively.  During the nine months ended September 30, 2009, and 2008, total operating expenses were $6,506,053 and $8,947,485, respectively.

During the nine months ended September 30, 2009, as compared with the same period in 2008, investment income decreased, reflecting a substantial decrease in interest rates, as well as a decrease in our average holdings of U.S. government securities.  The average yield on our U.S. government securities decreased from 3.7 percent for the nine months ended September 30, 2008, to 0.3 percent for the nine months ended September 30, 2009.  During the nine months ended September 30, 2009, our average holdings of such securities were $50,447,538, as compared with $56,089,836 at September 30, 2008.

Operating expenses, including non-cash, stock-based compensation expense, were $6,506,053 and $8,947,485 for the nine months ended September 30, 2009, and September 30, 2008, respectively.  The decrease in operating expenses for the nine months ended September 30, 2009, as compared with the nine months ended September 30, 2008, was primarily owing to decreases in salaries, benefits and stock-based compensation expense and to decreases in administration and operations expense and directors' fees and expenses, offset by increases in professional fees, rent expense and custodian fees. Salaries, benefits and stock-based compensation expense decreased by $2,479,397, or 34.9 percent, through September 30, 2009, as compared to September 30, 2008, primarily as a result of a decrease in non-cash expense of $1,908,367 associated with the Stock Plan and a decrease in salaries and benefits owing primarily to a decrease in our headcount, including the retirement of Charles E. Harris.  At September 30, 2009, we had 11 full-time employees, as compared with 12 full-time employees at September 30, 2008.  While the non-cash, stock-based compensation expense for the Stock Plan increased our operating expenses by $2,425,525, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value.  The non-cash, stock-based compensation expense and corresponding increase to our additional paid-in capital may increase in future quarters.  Administration and operations expense decreased by $91,460, or 10.9 percent, through September 30, 2009, as compared to September 30, 2008, primarily as a result of a decrease in our directors' and officers' liability insurance expense, decreases in the cost of non-employee related insurance and decreases in travel-related expenses.  Professional fees increased by $79,924, or 16.7 percent, for the nine months ended September 30, 2009, as compared with the same period in 2008, primarily as a result of an increase in certain accounting and legal fees, offset by a reduction in the cost of our annual compliance program audit and a reduction in certain consulting fees.

Rent expense increased by $38,718, or 19.6 percent, primarily as a result of the rent associated with our Palo Alto office lease.  We sublet portions of this office and include the rental income in miscellaneous income.  Custodian fees increased by $24,552, or 91.3 percent, compared to the same period in 2008.  This increase is owing to the higher fees charged by our new custodian who has more expertise in working with investment companies.

Realized Income and Losses from Investments:

During the nine months ended September 30, 2009, we realized net losses on investments of $4,690,780, as compared with realized net losses on investments of $9,384,082 during the nine months ended September 30, 2008.

During the nine months ended September 30, 2009, we realized net losses of $4,690,780, consisting primarily of realized losses on our investments in Exponential Business Development Company of $14,330, in Kereos, Inc., of $1,500,000, and in Nanomix, Inc., of $3,176,125.  Since the date of our investment of $25,000 in Exponential Business Development Company in 1995, we periodically received cash distributions totaling $31,208 through the date of the sale.  During the third quarter of 2009, we received a payment of $4,115 from the sale of our interest in Nanomix, Inc.

During the nine months ended September 30, 2008, we realized net losses of $9,384,082, consisting primarily of realized losses on our investments in Chlorogen, Inc., of $1,326,072, in Evolved Nanomaterial Sciences, Inc., of $2,800,000, in NanoOpto Corporation of $3,688,581, in Phoenix Molecular Corporation of $93,487 and in Zia Laser of $1,478,500.  During the nine months ended September 30, 2008, we received a payment of $105,714 from the NanoOpto Corporation bridge note.

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the nine months ended September 30, 2009, net unrealized depreciation on total investments decreased by $10,203,754, or 29.9 percent, from net unrealized depreciation of $34,097,196 at December 31, 2008, to net unrealized depreciation of $23,893,442 at September 30, 2009.  During the nine months ended September 30, 2008, net unrealized depreciation on total investments increased by $19,218,383, or 489.5 percent, from net unrealized depreciation of $3,926,484 at December 31, 2007, to net unrealized depreciation of $23,144,867 at September 30, 2008.

During the nine months ended September 30, 2009, net unrealized depreciation on our venture capital investments decreased by $10,220,759, from net unrealized depreciation of $34,124,848 at December 31, 2008, to net unrealized depreciation of $23,904,089 at September 30, 2009, owing primarily to increases in the valuations of the following investments held:

Investment	Amount of Write-Up

Adesto Technologies Corporation	$1,320,000
BioVex Group, Inc.	331,246
BridgeLux, Inc.	995,124
Cambrios Technologies Corporation	519,567
CFX Battery, Inc.	812,383
Metabolon, Inc.	200,235
Molecular Imprints, Inc.	1,062,605
NeoPhotonics Corporation	2,094,325
Nextreme Thermal Solutions, Inc.	2,202,628
Questech Corporation	212,550
Siluria Technologies, Inc.	160,723
Solazyme, Inc.	5,376,988
Xradia, Inc.	1,118,602

These write-ups for the nine months ended September 30, 2009, were partially offset by the following write-downs:

Investment	Amount of Write-Down

Ancora Pharmaceuticals Inc.	$1,165,060
Cobalt Technologies, Inc.	187,499
Crystal IS, Inc.	772,781
CSwitch Corporation	20,286
Innovalight, Inc.	1,561,187
Kovio, Inc.	1,244,957
Laser Light Engines, Inc.	999,999
Mersana Therapeutics, Inc.	12,461
NanoGram Corporation	1,471,805
Nanosys, Inc.	2,685,059
Orthovita, Inc.	26,027
PolyRemedy, Inc.	28,384
SiOnyx, Inc.	1,076,155

We also had decreases to unrealized depreciation for Exponential Business Development Company of $15,361, Kereos, Inc., of $1,500,000, and Nanomix, Inc., of $3,150,190 owing to the disposal of their securities and changes in the capital account balance of Exponential Business Development Company prior to its sale.

We had an increase owing to foreign currency translation of $399,892 on our investment in D-Wave Systems, Inc.  We had an increase to unrealized depreciation on our publicly traded security, Orthovita, Inc., of $26,027.

Unrealized appreciation on our U.S. government securities portfolio decreased from $27,652 at December 31, 2008, to $10,647 at September 30, 2009.

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

Financial Condition

September 30, 2009

At September 30, 2009, our total assets and net assets were $139,136,433 and $111,532,206, respectively.  At December 31, 2008, they were $111,627,601 and $109,531,113, respectively.

At September 30, 2009, net asset value per share was $4.30, as compared with $4.24 at December 31, 2008.  At September 30, 2009, our shares outstanding increased to 25,966,758 from 25,859,573.

Significant developments in the nine months ended September 30, 2009, included an increase in the holdings of our venture capital investments and U.S. government obligations of $13,084,462 and $13,987,500, respectively.  The increase in the value of our venture capital investments from $56,965,153 at December 31, 2008, to $70,049,615 at September 30, 2009, resulted primarily from an increase in the net value of our venture capital investments of $10,220,759 and from one new and eighteen follow-on investments of $7,535,874, offset by realized losses on disposals of $4,690,780.  The increase in the value of our U.S. government obligations from $52,983,940 at December 31, 2008, to $66,971,440 at September 30, 2009, is primarily owing to temporary timing differences resulting from the purchase of U.S. government securities prior to the end of the third quarter of $25,720,198, with payment for such purchase due in the fourth quarter, offset by the payment of cash basis operating expenses of $3,911,992 and follow-on venture capital investments totaling $7,535,874.

The following table is a summary of additions to our portfolio of venture capital investments made during the nine months ended September 30, 2009:

New Investments	Amount of Investment
Orthovita, Inc.	$ 99,624

Follow-On Investments	Amount of Investment
Adesto Technologies Corp.	$ 550,000
Adesto Technologies Corp.	1,635,775
Ancora Pharmaceuticals Inc.	125,000
Ancora Pharmaceuticals Inc.	200,000
BioVex Group, Inc.	111,111
BioVex Group, Inc.	166,667
BridgeLux, Inc.	250,124
Cambrios Technologies Corporation	515,756
CFX Battery, Inc.	3,492
CFX Battery, Inc.	533,239
Cobalt Technologies, Inc.	374,999
Crystal IS, Inc.	408,573
Laser Light Engines, Inc.	890,000
Mersana Therapeutics, Inc.	200,000
Mersana Therapeutics, Inc.	250,000
Metabolon, Inc.	1,000,000
Orthovita, Inc.	99,808
PolyRemedy, Inc.	121,706

Total	$ 7,535,874

The following tables summarize the values of our portfolios of venture capital investments and U.S. government obligations, as compared with their cost, at September 30, 2009, and December 31, 2008:

	Sept. 30, 2009	December 31, 2008
Venture capital investments, at cost	$93,953,704	$91,090,001
Net unrealized depreciation(1)	23,904,089	34,124,848
Venture capital investments, at value	$70,049,615	$56,965,153

	Sept. 30, 2009	December 31, 2008
U.S. government obligations, at cost	$66,960,793	$52,956,288
Net unrealized appreciation(1)	10,647	27,652
U.S. government obligations, at value	$66,971,440	$52,983,940

(1)At September 30, 2009, and December 31, 2008, the net accumulated unrealized depreciation on investments was $23,893,442 and $34,097,196, respectively.

Liquidity

Our liquidity and capital resources are generated and generally available through our cash holdings, interest earned on our investments on U.S. government securities, cash flows from the sales of U.S. government securities, proceeds from periodic follow-on equity offerings and realized capital gains retained for reinvestment.

We fund our day-to-day operations using interest earned and proceeds from the sales of our investments in U.S. government securities.  The increase or decrease in the valuations of our portfolio companies does not impact our daily liquidity.  At September 30, 2009, and December 31, 2008, we had no investments in money market mutual funds.  We have no debt outstanding, and, therefore, are not subject to credit agency downgrades.

At September 30, 2009, and December 31, 2008, our total net primary liquidity was $42,947,494 and $53,701,819, respectively.  The decrease in our primary liquidity from December 31, 2008, to September 30, 2009, is primarily owing to the use of funds for investments and payment of net operating expenses.

We believe that the market disruption that began in September of 2008 and continued during the third quarter of 2009 may continue to adversely affect financial services companies with respect to the valuation of their investment portfolios, tighter lending standards and reduced access to capital.  In addition, the economies of the United States and many other countries are in recession.  These conditions may lead to a further decline in net asset value and/or decline in valuations of our portfolio companies.  Although we cannot predict future market conditions, we continue to believe that our current cash and U.S. government security holdings and our ability to adjust our investment pace will provide us with adequate liquidity to execute our current business strategy.

Except for a rights offering, we are also generally not able to issue and sell our common stock at a price below our net asset value per share, exclusive of any distributing commission or discount, without shareholder approval.  As of September 30, 2009, our net asset value was $4.30 per share and our closing market price was $6.25 per share.  We do not currently have shareholder approval to issue or sell shares below our net asset value per share.

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

Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the SEC.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets.  (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.")  As of September 30, 2009, our financial statements include private venture capital investments valued at $69,876,210, the fair values of which were determined in good faith by, or under the direction of, the Board of Directors.  As of September 30, 2009, approximately 62.7 percent of our net assets represent investments in portfolio companies valued at fair value by the Board of Directors.

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

The ongoing financial markets turmoil and severe recession have made it extremely difficult for many companies to raise capital.  Moreover, the cost of capital has increased substantially.  Historically, difficult venture capital environments have resulted in weak companies not receiving financing and being subsequently closed down with a loss of investment to venture investors, and/or strong companies receiving financing but at significantly lower valuations than the preceding venture rounds, leading to very deep dilution for those who do not participate in the new rounds of investment.  This economic and financing environment has caused an increase in the non-performance risk for venture capital-backed companies.  Our best estimate of the non-performance risk of our portfolio companies has been quantified and included in the valuation of the companies at September 30, 2009.

All investments recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels related to the amount of subjectivity associated with the inputs to fair valuation of these assets, are as follows:

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

At September 30, 2009, all of our private portfolio investments were classified as Level 3 in the hierarchy, indicating a high level of judgment required in their valuation.

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

Management uses a binomial lattice option pricing model in instances where it is necessary to include a broader array of assumptions.  We used the binomial lattice model for the ten-year NQSOs granted on March 18, 2009.  These awards included accelerated vesting provisions that are based on market conditions.  At the date of the grant, management’s analysis concluded that triggering of the market condition acceleration clause is probable.

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

GAAP requires us to develop an estimate of the number of share-based awards that will be forfeited owing to employee turnover.  Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after the grant date is recognized in the period the forfeiture estimate is changed.   If the actual forfeiture rate proves to be higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which would result in a decrease to the expense recognized in the financial statements.   If the actual forfeiture rate proves to be lower than the estimated forfeiture rate, then an adjustment will be made to decrease the estimated forfeiture rate, which would result in an increase to the expense recognized in the financial statements.  Such adjustments would affect our operating expenses and additional paid-in capital, but would have no effect on our net asset value.

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

Recent Developments — Portfolio Companies

On October 1, 2009, we made a $721,090 follow-on investment in a privately held tiny technology portfolio company.

On October 13, 2009, we made a $100,000 follow-on investment in a privately held tiny technology portfolio company.

On October 22, 2009, we made a $1,000,000 follow-on investment in a privately held tiny technology portfolio company.

On November 2, 2009, we made a $108,383 follow-on investment in a privately held tiny technology portfolio company.

On November 3, 2009, we made a $299,145 follow-on investment in a privately held tiny technology portfolio company.

Recent Developments — Other

On October 9, 2009, we closed a public follow-on offering of 4,887,500 shares of our common stock at a price of $4.75 per share to the public.  The net proceeds of this offering, after deducting underwriting discounts and offering costs of $1,937,931, were $21,277,694.

On October 26, 2009, we filed a post-effective amendment to our shelf registration statement on Form N-2 to deregister 2,112,500 shares of common stock that were not sold in the public offering that closed on October 9, 2009.

On November 4, 2009, the Compensation Committee resolved to award bonuses to employees totaling $294,000 payable on December 15, 2009.

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

Because there is typically no public market for our interests in the small privately held companies in which we invest, the valuation of the equity interests in that portion of our portfolio is determined in good faith by our Valuation Committee, comprised of the independent members of our Board of Directors, in accordance with our Valuation Procedures.  In the absence of a readily ascertainable market value, the determined value of our portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed.  Any changes in valuation are recorded in our consolidated statements of operations as "Net decrease (increase) in unrealized depreciation on investments."  Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.

Investments in privately held, early stage companies are inherently more volatile than investments in more mature businesses.  Such immature businesses are inherently fragile and easily affected by both internal and external forces.  Our investee companies can lose much or all of their value suddenly in response to an internal or external adverse event.  Conversely, these immature businesses can gain suddenly in value in response to an internal or external positive development.  During the nine months ended September 30, 2009, we recorded gross write-downs of $11,251,750.   These write-downs are primarily owing to the non-performance risk associated with our portfolio companies in the current economic environment and secondarily to adjustments of valuation to reflect specific fundamental developments unique to particular portfolio companies.

We generally also invest in both short and long-term U.S. government and agency securities.   To the extent that we invest in short and long-term U.S. government and agency securities, changes in interest rates result in changes in the value of these obligations that result in an increase or decrease of our net asset value.  The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements,  and the quantity and duration of  long-term U.S. government and agency securities held by the Company, and it will vary from period to period.  If the average interest rate on U.S. government securities with three-month maturities which corresponds to the maturities of the Company's holdings at September 30, 2009, were to increase by 25, 75 and 150 basis points, the average value of these securities held by us at September 30, 2009, would decrease by approximately $9,500, $28,500 and $57,000, respectively, and our net asset value would decrease correspondingly.

Most of our investments are denominated in U.S. dollars.  We currently have one investment denominated in Canadian dollars.  We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates.  The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates is $303,213 at September 30, 2009.

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

Item 4.  Controls and Procedures

(a)  Disclosure Controls and Procedures.  As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the 1934 Act).  Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures.  As of September 30, 2009, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

(b)   Changes in Internal Control Over Financial Reporting.   There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the third quarter of 2009 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The two largest portions of our portfolio are our Nanotech for CleantechSM and Nanotech for ElectronicsSM portfolios.  Our Nanotech for CleantechSM portfolio consists of companies commercializing nanotechnology-enabled products targeted at cleantech-related markets.  There are risks in investing in companies that target cleantech-related markets, including the rapid and sometimes dramatic price fluctuations of commodities, particularly oil, and of public equities, the reliance on the capital and debt markets to finance large capital outlays and the dependence on government subsidies to be cost-competitive with non-cleantech solutions.  For example, the attractiveness of alternative methods for the production of biobutanol and biodiesel can be adversely affected by a decrease in the demand or price of oil.  The demand for solar cells is driven partly by government subsidies and the availability of credit to finance the purchase and installation of the system.  Adverse developments in any of these sectors may significantly affect the value of our Nanotech for CleantechSM portfolio, and thus our venture capital portfolio as a whole.  Additionally, companies with alternative energy (cleantech) platforms are currently in favor with the media and investors.  Cleantech companies in general may have a harder time accessing capital in the future if this level of interest subsides.

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

Our Nanotech for HealthcareSM portfolio companies are subject to several risks which may adversely affect the value of our Nanotech for HealthcareSM portfolio.

Our Nanotech for HealthcareSM portfolio consists of companies that commercialize and integrate products enabled by nanotechnology and microsystems in healthcare-related industries, including biotechnology, pharmaceuticals, diagnostics and medical devices.  There are risks in investing in companies that target healthcare-related industries, including but not limited to the uncertainty of timing and results of clinical trials to demonstrate the safety and efficacy of products; failure to obtain any required regulatory approval of products; failure to develop manufacturing processes that meet regulatory standards; competition, in particular from companies that develop rival products; and the ability to protect proprietary technology.  Adverse developments in any of these areas at our Nanotech for HealthcareSM portfolio companies may adversely affect the value of our Nanotech for HealthcareSM portfolio.

The three main industry clusters around which our nanotechnology investments have developed are all capital intensive.

The industry clusters where nanotechnology and microsystems are gaining the greatest traction, cleantech, electronics and healthcare, are all capital intensive.  In some successful companies, we believe we may need to invest more than we currently have planned to invest in these companies.  There can be no assurance that we will have the capital necessary to make such investments.  In addition, investing greater than planned amounts in our portfolio companies could limit our ability to pursue new investments and fund follow-on investments.  Both of these situations could cause us to miss investment opportunities or limit our ability to protect existing investments from dilution or other actions or events that would decrease the value and potential return from these investments.

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

We have elected to qualify, qualified and intend to continue to qualify as a regulated investment company under the Code.  As a regulated investment company, we do not have to pay federal income taxes on our income (including realized gains) that is distributed to our shareholders.  Accordingly, we are not permitted under accounting rules to establish reserves for taxes on our unrealized capital gains.  If we failed to qualify for regulated investment company status in 2009 or beyond, we would be taxed in the same manner as an ordinary corporation and distributions to our shareholders would not be deductible in computing our taxable income, which would materially adversely impact the amount of cash available for distribution to our shareholders.  In addition, to the extent that we had unrealized gains, we would have to establish reserves for taxes, which would reduce our net asset value, accordingly.  To qualify again to be taxed as a regulated investment company in a subsequent year, we would be required to distribute to our shareholders our earnings and profits attributable to non-regulated investment company years reduced by an interest charge of 50 percent of such earnings and profits payable by us to the IRS.  In addition, if we failed to qualify as a regulated investment company for a period greater than two taxable years, then, in order to qualify as a regulated investment company in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had sold our property to an unrelated party for fair market value) or, alternatively, be subject to taxation on such built-in gain recognized for a period of 10 years.  In addition, if we, as a regulated investment company, were to decide to make a deemed distribution of realized net capital gains and retain the net realized capital gains, we would have to establish appropriate reserves for taxes that we would have to pay on behalf of shareholders.  It is possible that establishing reserves for taxes could have a material adverse effect on the value of our common stock.

Future sales of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

Item 6.	Exhibits

31.01*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1
Lease Agreement, dated September 24, 2009, between Rosh 1450 Properties LLC and Harris & Harris Group, Inc., incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00176) filed on September 24, 2009.

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harris & Harris Group, Inc.

/s/   Daniel B. Wolfe
By:  Daniel B. Wolfe
        Chief Financial Officer

/s/   Patricia N. Egan
By:  Patricia N. Egan
        Chief Accounting Officer
        and Vice President

Date: November 6, 2009

EXHIBIT INDEX

Exhibit No.	Description

31.01	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.