Form 10-K
period 2009-12-31
HARRIS & HARRIS GROUP INC /NY/
filed 2010-03-16
CIK 893739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________

Commission File No. 0-11576

HARRIS & HARRIS GROUP, INC.®
(Exact Name of Registrant as Specified in Its Charter)

New York	13-3119827
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1450 Broadway, New York, New York	10018
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code      (212) 582-0900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	Nasdaq Global Market

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
☐Yes ☑ No

The aggregate market value of the common stock held by non-affiliates of Registrant as of June 30, 2009 was $149,001,403 based on the last sale price as quoted by the Nasdaq Global Market on such date (only officers and directors are considered affiliates for this calculation).

As of March 12, 2010, the registrant had 30,859,593 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE	INCORPORATED AT

Harris & Harris Group, Inc. Proxy Statement for the	Part III, Items 9, 10,
2010 Annual Meeting of Shareholders	11, 12 and 13

TABLE OF CONTENTS

PART I

Item 1.	Business.

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

We make initial venture capital investments exclusively in companies commercializing or integrating products enabled by nanotechnology or microsystems.  This investment thesis is not a fundamental policy and accordingly may be changed without shareholder approval, although we intend to give shareholders at least 60 days prior notice of any change in our thesis.

Nanotechnology is measured in nanometers, which are units of measurement in billionths of a meter.  Microsystems are measured in micrometers, which are units of measurement in millionths of a meter.  We sometimes use "tiny technology" to describe both of these disciplines.  Nanotechnology and microsystems are multidisciplinary and widely applicable, and they incorporate technology that was not previously in widespread use.  Products enabled by nanotechnology and microsystems are applicable to a large number of industries including pharmaceuticals, medical devices, telecommunications, electronics and semiconductors, and industries that seek to address global problems related to resource constraints (cleantech).

We consider a company to fit our investment thesis if the company employs or integrates or intends to employ or integrate technology that we consider to be at the microscale or smaller and if the employment of that technology is material to its business plan.  Because it is in many respects a new field, tiny technology has significant scientific, engineering and commercialization risks.

At December 31, 2009, our venture capital portfolio comprised 57 percent of our total assets, our U.S. Treasury obligations and cash comprised 42 percent of our total assets, and other assets comprised the remaining one percent of our total assets.  We had no debt outstanding.

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

We expect to invest a substantial portion of our assets in securities that we consider to be private venture capital investments.  These private venture capital investments usually do not pay interest or dividends and usually are subject to legal or contractual restrictions on resale that may adversely affect the liquidity and marketability of such securities.

We expect to make speculative venture capital investments with limited marketability and a greater risk of investment loss than less speculative investments.  We make venture capital investments in companies commercializing and integrating products enabled by nanotechnology and microsystems.  Such technology is enabling technology applicable to a wide range of industries and businesses.  We do not limit our investments to any particular industries or categories of investments within this thesis.  Our securities investments may consist of private, public or governmental issuers of any type.  Subject to the diversification requirements applicable to a RIC, we may commit all of our assets to only a few investments.

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

Subject to continuing to meet the compliance tests applicable to BDCs, there are no limitations on the types of securities or other assets in which we may invest.  Investments may include the following:

•	Equity, equity-related securities (including warrants) and debt with equity features from either private or public issuers;

•	Venture capital investments, whether in corporate, partnership or other form, including development-stage or start-up entities;

•	Intellectual property or patents or research and development in technology or product development that may lead to patents or other marketable technology;

•	Debt obligations of all types having varying terms with respect to security or credit support, subordination, purchase price, interest payments and maturity;

•	Foreign securities; and

•	Miscellaneous investments.

Investments and Strategies

The following is a summary description of the types of assets in which we may invest, the investment strategies we may use and the attendant risks associated with our investments and strategies.

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

We may also invest in publicly traded securities of whatever nature, including relatively small, emerging growth companies that management believes have long-term growth possibilities.  In May 2008, the Securities and Exchange Commission ("SEC") amended a rule to expand the definition of eligible portfolio companies in which BDCs can invest to include publicly traded securities of companies with a fully diluted market capitalization of less than $250 million.  In 2009, we made one new investment in a publicly traded company, Orthovita, Inc.  We may adjust our investment focus as needed to comply with and/or take advantage of other regulatory, legislative, administrative or judicial actions in this area.

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

Most of our current portfolio company investments are in the equity securities of private companies.  Investments in equity securities of private companies often involve securities that are restricted as to sale and cannot be sold in the open market without registration under the Securities Act of 1933 or pursuant to a specific exemption from these registrations.  Opportunities for sale are more limited than in the case of marketable securities, although these investments may be purchased at more advantageous prices and may offer attractive investment opportunities.  Even if one of our portfolio companies completes an initial public offering (“IPO”), we are typically subject to a lock-up agreement for 180 days, and the stock price may decline substantially before we are free to sell.  Even if we have registration rights to make our investments more marketable, a considerable amount of time may elapse between a decision to sell or register the securities for sale and the time when we are able to sell the securities. The prices obtainable upon sale may be adversely affected by market conditions or negative conditions affecting the issuer during the intervening time.  We may elect to hold formerly restricted securities after they have become freely marketable, either because they remain relatively illiquid or because we believe that they may appreciate in value, during which holding period they may decline in value and be especially volatile as unseasoned securities.  If we need funds for investment or working capital purposes, we might sell marketable securities at disadvantageous times or prices.

Venture Capital Investments

We define venture capital as the money and resources made available to privately held start-up firms and privately held and publicly traded small businesses with exceptional growth potential.  These businesses can range in stage from pre-revenue to generating positive cash flow.  Substantially all of our long-term venture capital investments are in thinly capitalized, unproven, small companies focused on commercializing risky technologies.  These businesses also tend to lack management depth, to have limited or no history of operations and to have not attained profitability. Because of the speculative nature of these investments, these securities have a significantly greater risk of loss than traditional investment securities.  Some of our venture capital investments will never realize their potential, and some will be unprofitable or result in complete loss of our investment.

We may own 100 percent of the securities of a start-up investment for a period of time and may control the company for a substantial period.  Start-up companies are more vulnerable to adverse business or economic developments than better capitalized companies.  Start-up businesses generally have limited product lines, markets and/or financial resources.  Start-up companies are not well-known to the investing public and are subject to potential bankruptcy, general movements in markets and perceptions of potential growth.

In connection with our venture capital investments, we may participate in providing a variety of services to our portfolio companies, including the following:

•	recruiting management;
•	formulating operating strategies;
•	formulating intellectual property strategies;

•	assisting in financial planning;
•	providing management in the initial start-up stages; and
•	establishing corporate goals.

We may assist in raising additional capital for these companies from other potential investors and may subordinate our own investment to that of other investors.  We typically find it necessary or appropriate to provide additional capital of our own.  We may introduce these companies to potential joint venture partners, suppliers and customers.  In addition, we may assist in establishing relationships with investment bankers and other professionals.  We may also assist with mergers and acquisitions (“M&As”).  We do not currently derive income from these companies for the performance of any of the above services.

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

Income from our investments in intellectual property or its development may take the form of participation in licensing or royalty income, fee income, or some other form of remuneration.  In order to satisfy RIC requirements, these investments will normally be held in an entity taxable as a corporation.  Investment in developmental intellectual property rights involves a high degree of risk that can result in the loss of our entire investment as well as additional risks including uncertainties as to the valuation of an investment and potential difficulty in liquidating an investment.  Further, investments in intellectual property generally require investor patience, as investment return may be realized only after or over a long period.  At some point during the commercialization of a technology, our investment may be transformed into ownership of securities of a development-stage or start-up company, as discussed under "Venture Capital Investments" above.

Debt Obligations

We may hold debt securities for income and as a reserve pending more speculative investments.  Debt obligations may include U.S. government and agency securities, commercial paper, bankers’ acceptances, receivables or other asset-based financing, notes, bonds, debentures, or other debt obligations of any nature and repurchase agreements related to these securities.  These obligations may have varying terms with respect to security or credit support, subordination, purchase price, interest payments and maturity from private, public or governmental issuers of any type located anywhere in the world.  We may invest in debt obligations of companies with operating histories that are unprofitable or marginally profitable, that have negative net worth or are involved in bankruptcy or reorganization proceedings, or that are start-up or development-stage entities.  In addition, we may participate in the acquisition or divestiture of companies or divisions of companies through issuance or receipt of debt obligations.  As of December 31, 2009, the debt obligations held in our portfolio consisted of convertible bridge notes and U.S. Treasury securities.  The convertible bridge notes generally do not generate income, nor are they held for that purpose.

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

Foreign Securities

We may make investments in securities of issuers whose principal operations are conducted outside the United States, and whose earnings and securities are stated in foreign currency.  In order to maintain our status as a BDC, our investments in non-qualifying assets, including the securities of companies organized outside the U.S., would be limited to 30 percent of our assets, because we must invest at least 70 percent of our assets in "qualifying assets," and securities of foreign companies are not "qualifying assets."

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

Borrowing and Margin Transactions

We may from time to time borrow money or obtain credit by any lawful means from banks, lending institutions, other entities or individuals, in negotiated transactions.  We may issue, publicly or privately, bonds, debentures or notes, in series or otherwise, with interest rates and other terms and provisions, including conversion rights, on a secured or unsecured basis, for any purpose, up to the maximum amounts and percentages permitted for BDCs under the 1940 Act.  The 1940 Act currently prohibits us from borrowing any money or issuing any other senior securities (including preferred stock but excluding temporary borrowings of up to five percent of our assets), if after giving effect to the borrowing or issuance, the value of our total assets less liabilities not constituting senior securities would be less than 200 percent of our senior securities.  We may pledge assets to secure any borrowings.  We currently have no debt and have no current intention to issue preferred stock.

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

Our repurchases of our common shares would decrease our total assets and would therefore likely have the effect of increasing our expense ratio.  Subject to our investment restrictions, we may borrow money to finance the repurchase of our common stock in the open market pursuant to any tender offer.  Interest on any borrowings to finance share repurchase transactions will reduce our net assets.  If, because of market fluctuations or other reasons, the value of our assets falls below the required 1940 Act coverage requirements, we may have to reduce our borrowed debt to the extent necessary to comply with the requirement.  To achieve a reduction, it is possible that we may be required to sell portfolio securities at inopportune times when it may be disadvantageous to do so.  Since 1998, we have repurchased a total of 1,828,740 shares of our common stock at a total cost of $3,405,531, or $1.86 per share.  Since 2002, because of our strategic decision to invest in nanotechnology and microsystems and to grow our net assets, our Board of Directors reaffirmed its commitment not to authorize the purchase of additional shares of our common stock.

Portfolio Company Turnover

Changes with respect to portfolio companies will be made as our management considers necessary in seeking to achieve our investment objective.  The rate of portfolio turnover will not be treated as a limiting or relevant factor when circumstances exist, which are considered by management to make portfolio changes advisable.

Although we expect that many of our investments will be relatively long term in nature, we may make changes in our particular portfolio holdings whenever it is considered that an investment no longer has substantial growth potential or has reached its anticipated level of performance, or (especially when cash is not otherwise available) that another investment appears to have a relatively greater opportunity for capital appreciation.  We may also make general portfolio changes to increase our cash to position us in a defensive posture.  We may make portfolio changes without regard to the length of time we have held an investment, or whether a sale results in profit or loss, or whether a purchase results in the reacquisition of an investment that we may have only recently sold.  Our investments in privately held companies are illiquid, which limits portfolio turnover.

The portfolio turnover rate may vary greatly during a year as well as from year to year and may also be affected by cash requirements.

Competition

Numerous companies and individuals are engaged in the venture capital business, and such business is intensely competitive.  We believe the perpetual nature of our corporate structure enables us to be a better long-term partner for our portfolio companies than if we were organized as a traditional private equity fund, which typically has a limited life.  We believe that we have invested in more nanotechnology-enabled companies than any venture capital firm and that we have assembled a team of investment professionals that have scientific and intellectual property expertise that is relevant to investing in nanotechnology.  Nevertheless, many of our competitors have significantly greater financial and other resources and managerial capabilities than we do and are therefore, in certain respects, in a better position than we are to obtain access to attractive venture capital investments.  There can be no assurance that we will be able to compete against these venture capital businesses for attractive investments, particularly in capital-intensive companies.

Regulation

The Small Business Investment Incentive Act of 1980 added the provisions of the 1940 Act applicable only to BDCs.  BDCs are a special type of investment company.  After a company files its election to be treated as a BDC, it may not withdraw its election without first obtaining the approval of holders of a majority of its outstanding voting securities.  The following is a brief description of the 1940 Act provisions applicable to BDCs, qualified in its entirety by reference to the full text of the 1940 Act and the rules issued thereunder by the SEC.

Generally, to be eligible to elect BDC status, a company must primarily engage in the business of furnishing capital and making significant managerial assistance available to companies that do not have ready access to capital through conventional financial channels.  Such companies that satisfy certain additional criteria described below are termed "eligible portfolio companies."  In general, in order to qualify as a BDC, a company must: (i) be a domestic company; (ii) have registered a class of its securities pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act"); (iii) operate for the purpose of investing in the securities of certain types of portfolio companies, including early-stage or emerging companies and businesses suffering or just recovering from financial distress (see following paragraph); (iv) make available significant managerial assistance to such portfolio companies; and (v) file a proper notice of election with the SEC.

An eligible portfolio company generally is a domestic company that is not an investment company or a company excluded from investment company status pursuant to exclusions for certain types of financial companies (such as brokerage firms, banks, insurance companies and investment banking firms) and that: (i) has a fully diluted market capitalization of less than $250 million and has a class of equity securities listed on a national securities exchange, (ii) does not have a class of securities listed on a national securities exchange, or (iii) is controlled by the BDC by itself or together with others (control under the 1940 Act is presumed to exist where a person owns at least 25 percent of the outstanding voting securities of the portfolio company) and has a representative on the Board of Directors of such company.

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

Except under certain conditions, we may sell our securities at a price that is below the prevailing net asset value per share only during the 12-month period after (i) a majority of our directors and our disinterested directors have determined that such sale would be in the best interest of us and our stockholders and (ii) the holders of a majority of our outstanding voting securities and the holders of a majority of our voting securities held by persons who are not affiliated persons of ours approve such issuances.  A majority of the disinterested directors must determine in good faith that the price of the securities being sold is not less than a price which closely approximates the market value of the securities, less any distribution discount or commission.

Certain transactions involving certain closely related persons of the Company, including its directors, officers and employees, may require the prior approval of the SEC.  However, the 1940 Act ordinarily does not restrict transactions between us and our portfolio companies.

Subchapter M Status

We elected to be treated as a RIC, taxable under Subchapter M of the Internal Revenue Code (the "Code"), for federal income tax purposes.  In general, a RIC is not taxable on its income or gains to the extent it distributes such income or gains to its shareholders.  In order to qualify as a RIC, we must, in general, (1) annually derive at least 90 percent of our gross income from dividends, interest and gains from the sale of securities and similar sources (the "Income Source Rule"); (2) quarterly meet certain investment asset diversification requirements; and (3) annually distribute at least 90 percent of our investment company taxable income as a dividend (the "Income Distribution Rule").  Any taxable investment company income not distributed will be subject to corporate level tax.  Any taxable investment company income distributed generally will be taxable to shareholders as dividend income.

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

*Assumes all capital gains qualify for long-term rates of 15 percent, which may increase for gains realized after December 31, 2010.

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

Although we received SEC certifications for 1999-2008, there can be no assurance that we will receive such certification for subsequent years (to the extent we need additional certifications as a result of changes in our portfolio).  In 2009, we qualified for RIC treatment even without certification.  If we require, but fail to obtain, the SEC certification for a taxable year, we may fail to qualify as a RIC for such year.  We will also fail to qualify as a RIC for a taxable year if we do not satisfy the Income Source Rule or Income Distribution Rule for such year.  In the event we do not qualify as a RIC for any taxable year, we will be subject to federal tax with respect to all of our taxable income, whether or not distributed.  In addition, all our distributions to shareholders in that situation generally will be taxable as ordinary dividends.

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

Subsidiaries

Harris & Harris Enterprises, Inc.SM ("Enterprises"), is a 100 percent wholly owned subsidiary of the Company and is consolidated in our financial statements.  Enterprises holds the lease for our office space in Palo Alto, California, is a partner in Harris Partners I, L.P. SM, and is taxed as a C Corporation.  Harris Partners I, L.P., is a limited partnership. Harris Partners I, L.P., owned our interest in AlphaSimplex Group, LLC, until AlphaSimplex was sold to Natixis Global Asset Management.  We received our share of the proceeds on October 30, 2007.  The partners of Harris Partners I, L.P., are Harris & Harris Enterprises, Inc. (sole general partner) and the Company (sole limited partner).

Available Information

Additional information about us, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available on our website at www.HHVC.com.  Information on our website is not part of this annual report on Form 10-K.

Employees

We currently employ directly 11 full-time employees.

Item 1A.	Risk Factors.

Investing in our common stock involves significant risks relating to our business and investment objective.  You should carefully consider the risks and uncertainties described below before you purchase any shares of our common stock.  These risks and uncertainties are not the only ones we face.  Unknown additional risks and uncertainties, or ones that we currently consider immaterial, may also impair our business.  If any of these risks or uncertainties materialize, our business, financial condition or results of operations could be materially adversely affected.  In this event, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks related to the companies in our portfolio.

The recent financial crisis could increase the non-performance risk for our portfolio companies.

The effects of the banking and global stock market collapses, and the slowdown in global economic activities that began with the intensification of the housing and credit crisis during the third quarter of 2008, remain especially taxing on the venture capital industry.  The public markets have rebounded from the lows of March 2009, the general economic decline appears to be leveling off and there are signs of economic improvements.  However, even within this improving general economic environment, the availability of capital for venture capital firms and venture-backed companies continues to be extremely tight.  The majority of our portfolio companies, and venture-backed companies in general, have negative cash flow, and thus require follow-on financings to continue operations.   A substantial decrease in the availability of this necessary capital would dramatically increase the non-performance risk of these companies.  We define non-performance as the risk that a portfolio company will be unable to raise additional capital.  In these circumstances, the portfolio company could be recapitalized at a valuation significantly lower than the post-money valuation implied by our valuation method, sold at a loss to our investment or shut down.

A continuing lack of IPO opportunities and a decrease in M&A transactions may cause companies to stay in our portfolio longer, leading to lower returns, write-downs and write-offs.

Beginning in about 2001, many fewer venture capital-backed companies per annum have been able to complete IPOs than in the years of the previous decade.  Now that some of our companies are becoming more mature, a continuing lack of IPO opportunities and decrease in the number and size of M&A transactions for venture capital-backed companies could lead to companies staying longer in our portfolio as private entities that may require additional funding.  In the best case, such stagnation would dampen returns, and in the worst case, could lead to write-downs and write-offs as some companies run short of cash and have to accept lower valuations in private financings or are not able to access additional capital at all.  A continuing lack of IPO opportunities and the decrease in the number and size of M&A transactions for venture-backed companies are also causing some venture capital firms to change their investment strategies.  Accordingly, some venture capital firms are reducing funding of their portfolio companies, making it more difficult for such companies to access capital and to fulfill their potential.  In some cases this leads to write-downs and write-offs of such companies by other venture capital firms, such as ourselves, who are co-investors in such companies.

Investing in small, private and public companies involves a high degree of risk and is highly speculative.

We have invested a substantial portion of our assets in privately held companies, the securities of which are inherently illiquid.  We also seek to invest in small publicly traded companies that we believe have exceptional growth potential.  Although these companies are publicly traded, their stock may not trade at high volumes and prices can be volatile, which may restrict our ability to sell our positions.  These privately held and publicly traded businesses tend to lack management depth, to have limited or no history of operations and to have not attained profitability.  Companies commercializing products enabled by nanotechnology or microsystems are especially risky, involving scientific, technological and commercialization risks.  Because of the speculative nature of these investments, these securities have a significantly greater risk of loss than traditional investment securities.  Some of our venture capital investments are likely to be complete losses or unprofitable, and some will never realize their potential.  We have been and will continue to be risk seeking rather than risk averse in our approach to venture capital and other investments.  Neither our investments nor an investment in our common stock is intended to constitute a balanced investment program.

We may invest in companies working with technologies or intellectual property that currently have few or no proven commercial applications.

Nanotechnology, in particular, is a developing area of technology, of which much of the future commercial value is difficult to estimate and subject to widely varying interpretations.  It is sets of enabling technologies that are applicable to a diverse set of industries.  As such, nanotechnology-enabled products must compete against existing products or enable a completely new product in an emerging or existing industry.  The timing of additional future commercially available nanotechnology-enabled products and the industries on which nanotechnology will have the most significant impact is highly uncertain.

Our portfolio companies may not successfully develop, manufacture or market their products.

The technology of our portfolio companies is new and in some cases unproven.  Their potential products require significant and lengthy product development, manufacturing and marketing efforts. To date, some of our portfolio companies have not developed any commercially available products.  In addition, our portfolio companies may not be able to manufacture successfully or to market their products in order to achieve commercial success.  Further, the products may never gain commercial acceptance.  If our portfolio companies are not able to develop, manufacture or market successful nanotechnology-enabled products, they will be unable to generate product revenue or build sustainable or profitable businesses.  Adverse conditions in the target markets of our portfolio companies may limit or prevent commercial success regardless of the contribution of nanotechnology to these products.

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

The two largest portions of our portfolio are our Nanotech for CleantechSM and Nanotech for ElectronicsSM portfolios.  Our Nanotech for CleantechSM portfolio consists of companies commercializing nanotechnology-enabled products targeted at cleantech-related markets.  There are risks in investing in companies that target cleantech-related markets, including the rapid and sometimes dramatic price fluctuations of commodities, particularly oil, and of public equities, the reliance on the capital and debt markets to finance large capital outlays, change in climate, including climate-related regulations, and the dependence on government subsidies to be cost-competitive with non-cleantech solutions.  For example, the attractiveness of alternative methods for the production of biobutanol and biodiesel can be adversely affected by a decrease in the demand or price of oil.  The demand for solar cells is driven partly by government subsidies and the availability of credit to finance the purchase and installation of the system.  Adverse developments in any of these sectors may significantly affect the value of our Nanotech for CleantechSM portfolio, and thus our venture capital portfolio as a whole.  Additionally, companies with cleantech platforms are currently in favor with the media and investors.  Cleantech companies in general may have a harder time accessing capital in the future if this level of interest subsides.

Our Nanotech for ElectronicsSM portfolio consists of companies commercializing and integrating nanotechnology-enabled products targeted at electronics-related markets.  There are risks in investing in companies that target electronics-related markets, including rapid and sometimes dramatic price erosion of products, the reliance on capital and debt markets to finance large capital outlays, including fabrication facilities, the reliance on partners outside of the United States, particularly in Asia, and inherent cyclicality of the electronics market in general.  Additionally, electronics-related companies are currently out of favor with many venture capital firms.  Therefore, access to capital may be difficult or impossible for companies in our portfolio that are pursuing these markets.

Our Nanotech for HealthcareSM portfolio companies are subject to several risks that may adversely affect the value of our Nanotech for HealthcareSM portfolio.

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

We may make investments in our portfolio companies in the form of bridge notes that typically convert into preferred stock issued in the next round of financing of that portfolio company or other forms of debt securities.  The portfolio companies usually have, or may be permitted to incur, other debt that ranks senior to the debt securities in which we invest.  By their terms, debt instruments may provide that the holders are entitled to receive payment of interest and principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest.  Also, in the case of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment.  After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligations to us.  In addition, in companies where we have made investments in the form of bridge notes or other debt securities, we may also have investments in equity in the form of preferred shares.  In such a case, a bankruptcy court may subordinate our bridge notes and/or other debt securities to debt holders that do not have equity in the portfolio company.

Risks related to the illiquidity of our investments.

We invest in illiquid securities and may not be able to dispose of them when it is advantageous to do so, or ever.

Most of our investments are or will be equity, equity-linked, or debt securities acquired directly from small companies.  These securities are generally subject to restrictions on resale or otherwise have no established trading market.  The illiquidity of most of our portfolio of securities may adversely affect our ability to dispose of these securities at times when it may be advantageous for us to liquidate these investments.  We may never be able to dispose of these securities.

Unfavorable regulatory changes could impair our ability to engage in liquidity events.

Recent government reforms affecting publicly traded companies, stock markets, investment banks and securities research practices have made it more difficult for privately held companies to complete successful IPOs of their equity securities, and such reforms have increased the expense and legal exposure of being a public company.  Slowdowns in IPOs may also be having an adverse effect on the frequency and prices of acquisitions of privately held companies.  A lack of M&A opportunities for privately held companies also may be having an adverse effect on the ability of these companies to raise capital from private sources.  Public equity market response to companies offering nanotechnology-enabled products is uncertain.  An inability to exit investments in our portfolio could negatively affect our liquidity, our reinvestment rate in new and follow-on investments and the value of our portfolio.

Even if some of our portfolio companies complete IPOs, the returns on our investments in those companies would be uncertain.

When companies in which we have invested as private entities complete IPOs of their securities, these newly issued securities are by definition unseasoned issues.  Unseasoned issues tend to be highly volatile and have uncertain liquidity, which may negatively affect their price.  In addition, we are typically subject to lock-up provisions that prohibit us from selling our investments into the public market for specified periods of time after IPOs.  The market price of securities that we hold may decline substantially before we are able to sell these securities.  Most IPOs of technology companies in the United States are listed on the Nasdaq Global Market.  Government reforms of the Nasdaq Global Market have made market-making by broker-dealers less profitable, which has caused broker-dealers to reduce their market-making activities, thereby making the market for unseasoned stocks less liquid than they might be otherwise.

Risks related to our Company.

Our business may be adversely affected by the recent financial crisis and our ability to access the capital markets.

The economies of the United States and many other countries are in recession or are just emerging from recession with slow economic growth and high unemployment that may persist for a substantial period.  This status results in severely diminished opportunities for liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about overall economic stability, and there can be no assurance against further decline.  If the current uncertainty continues or economic conditions further deteriorate, our business and the business of our portfolio companies could be materially and adversely affected.

Our business and results of operations could be impacted adversely by a number of follow-on effects of the recent financial crisis, including the inability of our portfolio companies to obtain sufficient financing to continue to operate as a going concern, an increase in our funding costs or the limitation on our access to the capital markets.  A prolonged period of market illiquidity may have an adverse effect on our business, financial condition, and results of operations.  Our nonperforming assets may increase, and the value of our portfolio may decrease if this period of market illiquidity persists.  These events could limit our investment activity, limit our ability to grow and negatively impact our operating results.

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

There is generally no public market for the private equity securities in which we invest.  Pursuant to the requirements of the 1940 Act, we value all of the private equity securities in our portfolio at fair value as determined in good faith by the Valuation Committee, a committee made up of all of the independent members of our Board of Directors, pursuant to Valuation Procedures established by the Board of Directors.  Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment pursuant to specified valuation principles and processes.  We are required by the 1940 Act to value specifically each individual investment on a quarterly basis and record unrealized depreciation for an investment that we believe has become impaired.  Conversely, we must record unrealized appreciation if we believe that a security has appreciated in value.  Our valuations, although stated as a precise number, are necessarily within a range of values that vary depending on the significance attributed to the various factors being considered.

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

Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value that we assign to our investments may differ from the values that would have been used had an efficient market existed for the investments, and the difference could be material.  Any changes in fair value are recorded in our Consolidated Statement of Operations as a change in the "Net (decrease) increase in unrealized appreciation on investments."

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

Changes in valuations of our privately held, early-stage companies tend to be more volatile than changes in prices of publicly traded securities.

Investments in privately held, early-stage companies are inherently more volatile than investments in more mature businesses.  Such immature businesses are inherently fragile and easily affected by both internal and external forces.  Our investee companies can lose much or all of their value suddenly in response to an internal or external adverse event.  Conversely, these immature businesses can gain suddenly in value in response to an internal or external positive development.  Moreover, because our ownership interests in such investments are generally valued only at quarterly intervals by our Valuation Committee, changes in valuations from one valuation point to another tend to be larger than changes in valuations of marketable securities that are revalued in the marketplace much more frequently, in some highly liquid cases, virtually continuously.  Although we carefully monitor each of our portfolio companies, information pertinent to our portfolio companies is not always known immediately by us, and, therefore, its availability for use in determining value may not always coincide with the timeframe of our valuations required by the federal securities laws.

We expect to continue to experience material write-downs of securities of portfolio companies.

Write-downs of securities of our privately held companies have always been a by-product and risk of our business.  We expect to continue to experience material write-downs of securities of privately held portfolio companies.  Write-downs of such companies occur at all stages of their development.  Such write-downs may increase in dollar terms, frequency and as a percentage of our net asset value as our dollar investment activity in privately held companies continues to increase, and the number of such holdings in our portfolio continues to grow.  If the average size of each of our investments in nanotechnology increases, the average size of our write-downs may also increase.

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

We are dependent upon the diligence and skill of our senior management and other key advisers for the selection, structuring, closing and monitoring of our investments.  We utilize lawyers, and we utilize outside consultants, including one of our directors, Lori D. Pressman, to assist us in conducting due diligence when evaluating potential investments.  There is generally no publicly available information about the companies in which we invest, and we rely significantly on the diligence of our employees and advisers to obtain information in connection with our investment decisions.  Our future success, to a significant extent, depends on the continued service and coordination of our senior management team, particularly on Douglas W. Jamison, our Chairman and Chief Executive Officer and a Managing Director; on Daniel B. Wolfe, our President, Chief Operating Officer, Chief Financial Officer and a Managing Director; on Alexei A. Andreev and Michael A. Janse, each an Executive Vice President and Managing Director; on Misti Ushio, a Vice President; and on Sandra M. Forman, our General Counsel, Chief Compliance Officer and Director of Human Resources.  The departure of any of our executive officers, key employees or advisers could materially adversely affect our ability to implement our business strategy.  We do not maintain for our benefit any key-man life insurance on any of our officers or employees.

The market for venture capital investments, including nanotechnology investments, is highly competitive.

We face substantial competition in our investing activities from many competitors, including but not limited to:  private venture capital funds; investment affiliates of large industrial, technology, service and financial companies; small business investment companies; hedge funds; wealthy individuals; and foreign investors.  Our most significant competitors typically have greater financial resources than we do.   Greater financial resources are particularly advantageous in securing lead investor roles in venture capital syndicates.  Lead investors typically negotiate the terms and conditions of such financings.  Many sources of funding compete for a small number of attractive investment opportunities.  Hence, we face substantial competition in sourcing good investment opportunities on terms of investment that are commercially attractive.

In addition to the difficulty of finding attractive investment opportunities, our status as a regulated BDC may hinder our ability to participate in investment opportunities or to protect the value of existing investments.

As a BDC, we are required to disclose on a quarterly basis the names and business descriptions of our portfolio companies and the type and value of our portfolio securities.  Most of our competitors are not subject to these disclosure requirements.  Our obligation to disclose this information could hinder our ability to invest in some portfolio companies.  Additionally, other current and future regulations may make us less attractive as a potential investor than a competitor not subject to the same regulations.

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

We may elect not to make follow-on investments or lack sufficient funds to make such investments.  We have the discretion to make any follow-on investments, subject to the availability of capital resources.  The failure to make a follow-on investment may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation, or may cause us to lose some or all preferred rights pursuant to "pay-to-play" provisions that have become common in venture capital transactions.  These provisions require proportionate investment in subsequent rounds of financing in order to preserve preferred rights such as anti-dilution protection, liquidation preferences and preemptive rights to invest in future rounds of financing.   Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements or the desire to maintain our tax status.

Bank borrowing or the issuance of debt securities or preferred stock by us, to fund investments in portfolio companies or to fund our operating expenses, would make our total return to common shareholders more volatile.

Use of debt or preferred stock as a source of capital entails two primary risks.  The first is the risk of leverage, which is the use of debt to increase the pool of capital available for investment purposes.  The use of debt leverages our available common equity capital, magnifying the impact on net asset value of changes in the value of our investment portfolio.  For example, a BDC that uses 33 percent leverage (that is, $50 of leverage per $100 of common equity) will show a 1.5 percent increase or decline in net asset value for each 1 percent increase or decline in the value of its total assets.  The second risk is that the cost of debt or preferred stock financing may exceed the return on the assets the proceeds are used to acquire, thereby diminishing rather than enhancing the return to common shareholders.  If we issue preferred shares or debt, the common shareholders would bear the cost of this leverage.  To the extent that we utilize debt or preferred stock financing for any purpose, these two risks would likely make our total return to common shareholders more volatile.  In addition, we might be required to sell investments, in order to meet dividend, interest or principal payments, when it might be disadvantageous for us to do so.

As provided in the 1940 Act and subject to some exceptions, we can issue debt or preferred stock so long as our total assets immediately after the issuance, less some ordinary course liabilities, exceed 200 percent of the sum of the debt and any preferred stock outstanding.  The debt or preferred stock may be convertible in accordance with SEC guidelines, which might permit us to obtain leverage at more attractive rates.  The requirement under the 1940 Act to pay, in full, dividends on preferred shares or interest on debt before any dividends may be paid on our common stock means that dividends on our common stock from earnings may be reduced or eliminated.  An inability to pay dividends on our common stock could conceivably result in our ceasing to qualify as a RIC under the Code, which would in most circumstances be materially adverse to the holders of our common stock.  As of the date hereof, we do not have any debt or preferred stock outstanding, and have no current intention to do so.

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

Loss of status as a RIC could reduce our net asset value and distributable income.

We have elected to qualify, qualified and intend to continue to qualify as a RIC under the Code.  As a RIC, we do not have to pay federal income taxes on our income (including realized gains) that is distributed to our shareholders.  Accordingly, we are not permitted under accounting rules to establish reserves for taxes on our unrealized capital gains.  If we failed to qualify for RIC status in 2009 or beyond, we would be taxed in the same manner as an ordinary corporation and distributions to our shareholders would not be deductible in computing our taxable income, which would materially adversely impact the amount of cash available for distribution to our shareholders.  In addition, to the extent that we had unrealized gains, we would have to establish reserves for taxes, which would reduce our net asset value, accordingly.  To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our shareholders our earnings and profits attributable to non-RIC years reduced by an interest charge of 50 percent of such earnings and profits payable by us to the IRS.  In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had sold our property to an unrelated party for fair market value) or, alternatively, be subject to taxation on such built-in gain recognized for a period of 10 years.  In addition, if we, as a RIC, were to decide to make a deemed distribution of realized net capital gains and retain the net realized capital gains, we would have to establish appropriate reserves for taxes that we would have to pay on behalf of shareholders.  It is possible that establishing reserves for taxes could have a material adverse effect on the value of our common stock.

We operate in a heavily regulated environment, and changes to, or non-compliance with, regulations and laws could harm our business.

We are subject to substantive SEC regulations as a BDC.  Securities and tax laws and regulations governing our activities may change in ways adverse to our and our shareholders’ interests, and interpretations of these laws and regulations may change with unpredictable consequences.  Any change in the laws or regulations that govern our business could have an adverse impact on us or on our operations.  Changing laws, regulations and standards relating to corporate governance, valuation, public disclosure and market regulation, including the Sarbanes-Oxley Act of 2002, new SEC regulations, new federal accounting standards and Nasdaq Stock Market rules, create additional expense and uncertainty for publicly held companies in general, and for BDCs in particular.  These new or changed laws, regulations and standards are subject to varying interpretations in many cases because of their lack of specificity, and as a result, their application in practice may evolve over time, which may well result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Our investment objective and strategies result in a high degree of risk in our investments and may result in losses in the value of our investment portfolio.  Our investments in portfolio companies are highly speculative and, therefore, an investor in our common stock may lose his or her entire investment.  The value of our common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or all of the amount invested in our common stock. The securities markets frequently experience extreme price and volume fluctuations that affect market prices for securities of companies in general, and technology and very small capitalization companies in particular.  Because of our focus on the technology and very small capitalization sectors, and because we are a very small capitalization company ourselves, our stock price is especially likely to be affected by these market conditions.  General economic conditions, and general conditions in nanotechnology and in the semiconductor and information technology, life science, materials science and other high-technology industries, including cleantech, may also affect the price of our common stock.

Our shares might trade at discounts from net asset value or at premiums that are unsustainable over the long term.

Shares of BDCs like us may, during some periods, trade at prices higher than their net asset value and during other periods, as frequently occurs with closed-end investment companies, trade at prices lower than their net asset value.  The possibility that our shares will trade at discounts from net asset value or at premiums that are unsustainable over the long term are risks separate and distinct from the risk that our net asset value per share will decrease.  The risk of purchasing shares of a BDC that might trade at a discount or unsustainable premium is more pronounced for investors who wish to sell their shares in a relatively short period of time because, for those investors, realization of a gain or loss on their investments is likely to be more dependent upon changes in premium or discount levels than upon increases or decreases in net asset value per share.  Our common stock may not trade at a price higher than or equal to net asset value per share.  On December 31, 2009, our stock closed at $4.57 per share, a premium of $0.22 to our net asset value per share of $4.35 as of December 31, 2009.

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

The Company maintains its offices at 1450 Broadway, New York, New York 10018, where it leases through Enterprises approximately 6,900 square feet of office space pursuant to a lease agreement expiring on December 31, 2019.  (See "Note 9. Commitments and Contingencies" contained in "Item 7. Consolidated Financial Statements and Supplementary Data.")

On July 1, 2008, we signed a five-year lease for approximately 2,290 square feet of office space at 420 Florence Street, Suite 200, Palo Alto, California 94301, commencing on August 1, 2008, and expiring on August 31, 2013.

Item 3.	Legal Proceedings.

The Company is not a party to any legal proceedings.

PART II

Item 4.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

2009 Quarter Ending	Low	High

March 31	$2.65	$4.48
June 30	$3.57	$5.99
September 30	$5.01	$6.93
December 31	$4.04	$6.31

2008 Quarter Ending	Low	High

March 31	$5.76	$8.98
June 30	$6.00	$8.73
September 30	$4.97	$8.50
December 31	$3.10	$6.58

Shareholders

As of March 12, 2010, there were approximately 138 holders of record and approximately 19,806 beneficial owners of the Company's common stock.

Dividends

We did not pay a cash dividend or declare a deemed dividend for 2009 or 2008.  For more information about deemed dividends, please refer to the discussion under "Subchapter M Status."

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION
As of December 31, 2009

	Number of securities to be issued upon exercise of out- standing options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))

Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,184,503	$8.20	(1)

Equity compensation plans not approved by security holders	-	-	-

TOTAL	4,184,503	$8.20	(1)

(1) A maximum of twenty percent (20%) of our total shares of our common stock issued and outstanding may be available for awards under the plan, subject to adjustment as described below.  Shares issued under the plan may be authorized but unissued shares or treasury shares.  If any shares subject to an award granted under the plan are forfeited, cancelled, exchanged or surrendered, or if an award terminates or expires without a distribution of shares, those shares will again be available for awards under the plan.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities during 2009 that were not registered under the Securities Act of 1933.

Performance Graph

The graph below compares the cumulative five-year total return of holders of the Company's common stock with the cumulative total returns of the Nasdaq Composite index and the Nasdaq Financial index.  The graph assumes that the value of the investment in the Company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2004, and tracks it through December 31, 2009.

	12/04	12/05	12/06	12/07	12/08	12/09

Harris & Harris Group, Inc.	100.00	84.86	73.81	53.66	24.11	27.90
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
NASDAQ Financial	100.00	106.94	123.77	113.75	77.43	79.26

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Source: Research Data Group, Inc.

Stock Transfer Agent

American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038 (Telephone 800-937-5449, Attention: Mr. Jennifer Donovan) serves as our transfer agent. Certificates to be transferred should be mailed directly to the transfer agent, preferably by registered mail.

Item 5.	Selected Financial Data.

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

Financial Position as of December 31:

	2009	2008	2007	2006	2005

Total assets	$136,109,101	$111,627,601	$142,893,332	$118,328,590	$132,938,120

Total liabilities	$1,950,843	$2,096,488	$4,529,988	$4,398,287	$14,950,378

Net assets[1]	$134,158,258	$109,531,113	$138,363,344	$113,930,303	$117,987,742

Net asset value per outstanding share	$4.35	$4.24	$5.93	$5.42	$5.68

Cash dividends paid	$0.00	$0.00	$0.00	$0.00	$0.00

Cash dividends paid per outstanding share	$0.00	$0.00	$0.00	$0.00	$0.00

Shares outstanding, end of year[1]	30,859,593	25,859,573	23,314,573	21,015,017	20,756,345

Operating Data for Year Ended December 31:

	2009	2008	2007	2006	2005

Total investment income	$247,848	$1,987,347	$2,705,636	$3,028,761	$1,540,862

Total expenses[2]	$9,009,063	$12,674,498	$14,533,179	$10,641,696	$7,006,623

Net operating loss	$(8,761,215)	$(10,687,151)	$(11,827,543)	$(7,612,935)	$(5,465,761)

Total tax (benefit) expense [3]	$(753)	$34,121	$87,975	$(227,355)	$8,288,778

Net realized (loss) income from investments	$(11,105,577)	$(8,323,634)	$30,162	$258,693	$14,208,789

Net decrease (increase) in unrealized depreciation on investments	$19,718,327	$(30,170,712)	$5,080,936	$(4,418,870)	$(2,026,652)

Net (decrease) increase in net assets resulting from operations	$(148,465)	$(49,181,497)	$(6,716,445)	$(11,773,112)	$6,716,376

(Decrease) increase in net assets resulting from operations per average outstanding share	$(0.01)	$(1.99)	$(0.30)	$(0.57)	$0.36

1 We completed offerings of our common stock as follows:  4,887,500 shares in 2009; 2,545,000 shares in 2008; 1,300,000 shares in 2007; 0 shares in 2006; and 3,507,500 shares in 2005.

2 Included in total expenses is non-cash, stock-based, compensation expense of $3,089,520 in 2009; $5,965,769 in 2008; $8,050,807 in 2007; and $5,038,956 in 2006.  There was no stock-based compensation expense in 2005.  Also included in total expenses are the following profit-sharing expenses:  $0 in each of 2009, 2008 and 2007; $50,875 in 2006; and $1,796,264 in 2005.

3 Included in total tax expense are the following taxes paid by the Company on behalf of shareholders: $0 in each of 2009, 2008, 2007 and 2006; and $8,122,367 in 2005.

Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with the Company's 2009 Consolidated Financial Statements and notes thereto.

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

Background and Overview

We incorporated under the laws of the state of New York in August 1981.  In 1983, we completed an IPO.  In 1984, we divested all of our assets except Otisville BioTech, Inc., and became a financial services company with the investment in Otisville as the initial focus of our business activity.

In 1992, we registered as an investment company under the 1940 Act, commencing operations as a closed-end, non-diversified investment company.  In 1995, we elected to become a BDC subject to the provisions of Sections 55 through 65 of the 1940 Act.

We have discretion in the investment of our capital.  Primarily, we invest in illiquid equity securities.  Generally, these investments take the form of preferred stock, are subject to restrictions on resale and have no established trading market.  Throughout our corporate history, we have made primarily early-stage venture capital investments in a variety of industries.  We define venture capital as the money and resources made available to privately held start-up firms and privately held and publicly traded small businesses with exceptional growth potential.  These businesses can range in stage from pre-revenue to generating positive cash flow.  These businesses tend to be thinly capitalized, unproven, small companies that lack management depth, have little or no history of operations and are developing unproven technologies.

As of December 31, 2009, $77,797,086, or 57 percent, of our total assets at fair value consisted of private venture capital investments, net of unrealized depreciation of $14,293,994.  As of December 31, 2009, $226,395, or less than one percent, of our total assets at market value consisted of publicly traded venture capital investments, net of unrealized depreciation of $72,432.  As of December 31, 2008, $56,965,153, or 51 percent, of our total assets at fair value consisted of private venture capital investments, net of unrealized depreciation of $34,124,848.  As of December 31, 2008, $0 of our total assets consisted of publicly traded venture capital investments.

Historical Investments

Since our investment in Otisville in 1983 through December 31, 2009, we have made a total of 86 venture capital investments, including four private placement investments in securities of publicly traded companies.  We have exited 55 of these 86 investments, realizing total gross proceeds of $143,930,719 on our cumulative invested capital of $71,854,116.

Historically, as measured from first dollar in to last dollar out, the average and median holding periods for the 55 investments we have exited were 4.0 years and 3.3 years, respectively.

In 1994, we invested in our first nanotechnology company, Nanophase Technologies Corporation.  Recognizing the potential of nanotechnology, we continued to monitor developments in the field.  From August 2001 through December 31, 2009, all 44 of our initial investments have been in companies commercializing or integrating products enabled by nanotechnology or microsystems.  From August 2001 through December 31, 2009, we have invested a total (before any subsequent write-ups, write-downs or dispositions) of $116,748,763 in these companies.

Age of Current Portfolio

We currently have 31 active tiny technology companies in our portfolio, including one investment made prior to 2001.  At December 31, 2009, from first dollar in, the average and median holding periods for these 31 active tiny technology investments were 4.3 years and 3.7 years, respectively.

Tiny Technology Companies in Our Active Portfolio as of December 31, 2009	Holding Period (Years)
Adesto Technologies Corporation	2.9
Ancora Pharmaceuticals Inc.	2.7
BioVex Group, Inc.	2.3
Bridgelux, Inc.	4.6
Cambrios Technologies Corporation	5.1
CFX Battery, Inc.	2.5
Cobalt Technologies, Inc.	1.2
Crystal IS, Inc.	5.3
D-Wave Systems, Inc.	3.7
Ensemble Discovery Corporation	2.6
Enumeral Technologies, Inc.	0.1
Innovalight, Inc.	3.7
Kovio, Inc.	4.1
Laser Light Engines, Inc.	1.7
Mersana Therapeutics, Inc.	7.9
Metabolon, Inc.	4.0
Molecular Imprints, Inc.	5.8
NanoGram Corporation	6.7
Nanosys, Inc.	6.7
Nantero, Inc.	8.4
NeoPhotonics Corporation	6.1
Nextreme Thermal Solutions, Inc.	5.1
Orthovita, Inc.	0.4
Polatis, Inc.	7.5
PolyRemedy, Inc.	1.9
Questech Corporation	15.6
Siluria Technologies, Inc.	2.2
SiOnyx, Inc.	3.6
Solazyme, Inc.	5.1
TetraVitae Bioscience, Inc.	1.2
Xradia, Inc.	3.0
Average	4.3
Median	3.7

Investment Pace

We invested $489,999 in nanotechnology and microsystems in 2001.  We invested $12,334,051 in nanotechnology and microsystems in 2009.  The following is a summary of our annual initial and follow-on investments in nanotechnology from January 1, 2005, to December 31, 2009.  We consider a "round led" to be a round where we were the new investor or the leader of a set of investors in an investee company.  Typically, but not always, the lead investor negotiates the price and terms of a deal with the investee company.

	2005	2006	2007	2008	2009
Total Incremental Investments	$16,251,339	$24,408,187	$20,595,161	$17,779,462	$12,334,051
Investments in Privately Held Companies
No. of New Investments	4	6	7	4	1
No. of Follow-On Investment Rounds	13	14	20	25	27
No. of Rounds Led	0	7	3	4	5
Average Dollar Amount – Initial	$1,575,000	$2,383,424	$1,086,441	$683,625	$250,000
Average Dollar Amount – Follow-On	$765,488	$721,974	$649,504	$601,799	$436,490
Investments in Publicly Traded Companies
No. of New Investments	0	0	0	0	1
No. of Follow-On Investment Rounds	0	0	0	0	2
Average Dollar Amount – Initial	$0	$0	$0	$0	$99,624
Average Dollar Amount – Follow-On	$0	$0	$0	$0	$99,602

We have a robust deal flow in privately held companies operating at various stages of maturity.  Technology platforms and interesting intellectual property estates are being formed in specific areas of  nanotechnology that may be interesting on their own or combined with our existing nanotechnology companies.  With our current portfolio, with our current asset size and with the current state of the venture capital market, we are primarily focused on examining private company opportunities at the earliest stages of maturity and at later stages of maturity.  In early-stage private companies, we are looking for opportunities where there is the potential for generating near-term revenue and where we will have the opportunity to own greater than five percent of the company at the time of exit.  In late-stage private companies, we are looking for opportunities where the company has a clear path to revenue growth, where there is a near-term exit opportunity and where we believe the current round of financing may be the last round of private financing.  We are currently planning to invest between five and seven million dollars over the life of our investment in private companies.

For new and follow-on investments, we generally syndicate with other venture capital firms and corporate investors.  We plan to continue this approach, while taking into account that the current economic and venture capital turmoil has decreased the availability of capital to many of our potential co-investors.  This situation may reduce the number of potential co-investors available to us when forming syndicates.

We believe recent market dynamics present opportunities to invest in micro-capitalization publicly traded companies.  Additionally, in July 2008, the SEC ruled that companies with a fully diluted market capitalization below $250 million would be considered "good" BDC investments.  We believe this ruling provides new opportunities under our current structure as a BDC.  We began investing in such opportunities actively in 2009.

Our approach to investing in publicly traded companies is similar to that of privately held companies, albeit with a shorter investment timeframe of one to three years versus five to seven years for private venture capital investments.  The liquidity of these investments and our intention to hold these investments for a shorter period of time potentially enables us to increase the overall liquidity of our venture capital portfolio.   We focus on:

•	micro-capitalization companies listed on Nasdaq or on the over-the-counter (OTC) markets;

•	companies that we think have exceptional growth potential;

•	companies that operate in markets in which we are familiar because our privately held venture-backed companies operate in these markets;

•	opportunities where our experience in emerging technology provides insight into competitive advantages;

•	companies with disruptive products enabled by nanotechnology that have a shorter time to commercial launch than that of similar privately held companies;

•	opportunities where there is a disparity in valuation of similar publicly traded and privately held companies;

•	companies that have not been widely discovered or followed by the investment community; and

•	opportunities where the addition of capital to the investee company enables it to reach a critical milestone, and where the capital is the main factor in decreasing the risk of meeting that milestone.

We may also invest in companies that have known pending events, such as regulatory approvals, or potential events such as M&A transactions or transitions from OTC to Nasdaq, that may drive liquidity and stock-price appreciation.

Importance of Availability of Liquid Capital

Private venture capital funds that we typically co-invest with are structured commonly as limited partnerships with a committed level of capital and finite lifetime.  Capital is "called" from limited partners to make investments and pay for expenses of running the firm at various points within the lifetime of the fund.  For each initial investment, the fund must reserve additional capital for follow-on investments at later stages of the life of the portfolio companies.  These follow-on investments are required because often venture-backed portfolio companies in areas we invest in operate with negative cash flow for lengthy periods of time.  In general, the cumulative total of initial invested capital and reserves cannot exceed the committed level of capital of the fund.

Our strategy for investing capital is similar to this approach in some respects.  We make initial investments in portfolio companies and project the amount of capital that may be required should the company mature successfully.  These projections, equivalent to the reserves of private venture capital funds, are reviewed weekly by management, are updated frequently and are a component of the data that guide our decisions on whether to make new and follow-on investments.   As a publicly traded, internally managed venture capital company, our cash used to make investments and pay expenses is held by us and not called from external sources when needed.  Accordingly, it is crucial that we operate the company with a substantial balance of liquid capital for this reason and for four additional reasons.

1)
We manage the company and our investment pace and criteria such that our projected needs for capital to make new and follow-on investments does not exceed the total of our liquid investments.  Although we use best efforts to predict when this capital will be required for use in new and follow-on investments, we cannot predict with certainty the timing for these investments.  We would be unable to make new or follow-on investments in our portfolio companies without having substantial liquid resources of capital available to us.

2)
Venture capital firms traditionally invest beside other venture capital firms in a process called syndication.  The size of the fund and the amount of capital reserves available to syndicate partners is often an attribute potential co-investors consider when deciding on syndicate partners.  As we do not have committed capital from limited partners, we believe we must have adequate available liquid capital on our balance sheet to be able to have access to high-quality deal flow and to co-invest with top-tier venture capital firms.

3)
We rarely commit the total amount of cumulative capital intended for investment in any portfolio company at one point in time.  Instead, our investments consist of multiple rounds of financing of a given portfolio company, in which we typically participate if we believe that the merits of such an investment outweigh the risks.  We also commonly have preemptive rights to invest additional capital in our portfolio companies.  These rights have value, and sometimes are necessary to protect and potentially increase the value of our positions in our portfolio companies as they mature.  Commonly, the terms of such financings also include penalties for those investors that do not invest in these subsequent rounds of financing.  Without available capital at the time of investment, our ownership in the company would be subject to these penalties that can lead to a partial or complete loss of the capital invested prior to that round of financing.

4)
We may have the opportunity to increase ownership in late rounds of financing in some of our most mature companies.  Many private venture capital funds that invested in these companies are reaching the end of the term associated with their limited partnerships.  This issue may limit the available capital to these funds for follow-on investments, and the ability to take advantage of potentially valuable terms given to those who have investable capital.  Having permanent, liquid capital available for investment allows us to take advantage of these opportunities as they arise.  In the fourth quarter of 2009, we had such an opportunity in NeoPhotonics Corporation, one of our most mature companies.

Our principal objective is to achieve long-term capital appreciation, rather than current income.  We cannot count on current income to provide adequate capital for our venture capital investments and the timing of long-term capital gains is uncertain.  We believe, therefore, that the appropriate balance of highly liquid capital is essential to our business.

Involvement with Portfolio Companies

The 1940 Act requires that business development companies offer to "make available significant managerial assistance" to portfolio companies.  We are actively involved with our portfolio companies through membership on boards of directors, as observers to the boards of directors and/or through frequent communication with management.  As of December 31, 2009, we held at least a board seat or observer rights on 25 of our 31 active portfolio companies (80.6 percent). The table below lists those portfolio companies in which we have one or more members of Management serving as a member of the board of directors or as an observer to the board of directors at the request of the Company.

Portfolio Company	Board Member	Observer

Adesto Technologies Corporation	X
Ancora Pharmaceuticals Inc.	X (2)
BioVex Group, Inc.		X
Bridgelux, Inc.		X
Cambrios Technology Corporation		X
CFX Battery, Inc.		X
Crystal IS, Inc.		X
D-Wave, Inc.		X
Ensemble Discovery Corporation		X
Enumeral Technologies, Inc.	X (2)
Innovalight, Inc.	X
Kovio, Inc.		X
Laser Light Engines	X (2)
Mersana Therapeutics, Inc.		X (2)
Metabolon, Inc.		X
Molecular Imprints, Inc.		X
NanoGram Corporation		X
NeoPhotonics Corporation		X
Nextreme Thermal Solutions, Inc.	X	X
PolyRemedy, Inc.		X
Siluria Technologies, Inc.		X
Sionyx, Inc.	X
Solazyme, Inc		X
Tetravitae Bioscience, Inc.		X
Xradia, Inc.	X

We may hold two or more board seats in early-stage portfolio companies or those in which we have significant ownership.  We currently have two board seats in Ancora Pharmaceuticals, Enumeral Technologies, and Laser Light Engines.  We may transition off of the board of directors to an observer role as our portfolio companies raise additional capital from new investors, as they mature or as they are able to attract independent members who have relevant industry experience and contacts.  We also typically step off the board of directors upon the completion of an IPO.

We may be actively involved in the formation and development of business strategies of our earliest stage portfolio companies.  This involvement may include hiring management, licensing intellectual property, securing space and raising additional capital.  We also provide managerial assistance to late-stage companies looking for potential exit opportunities by leveraging our status as a public company through our relationships with the banking community and our knowledge and experience implementing and complying with Section 404 of the Sarbanes-Oxley Act.

Commercialization of Nanotechnology by Our Portfolio Companies

Our nanotechnology investments have matured around three main industry clusters: cleantech (44.7 percent of our venture capital portfolio as of December 31, 2009); electronics, including semiconductors (27.7 percent of our venture capital portfolio as of December 31, 2009); and healthcare/biotechnology (12.3 percent of our venture capital portfolio as of December 31, 2009). We call these three areas "Nanotech for CleantechSM," "Nanotech for ElectronicsSM," and "Nanotech for HealthcareSM," respectively.  We have and may continue to make investments outside these industry areas, and we may not maintain these industry clusters or the weightings within these clusters.

These three clusters are comprised of multi-billion dollar industries that have grown historically through technological innovation.  "Cleantech" is a term used commonly to describe products and processes that solve global problems related to resource constraints.  We classify Nanotech for CleantechSM companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials using nanotechnology-enabled solutions.  We believe nanotechnology will impact cleantech solutions in at least two ways.  First, nanotechnology-enabled methods of production can allow lower energy use at lower cost and operate with better performance than current methods of production.  Second, new materials enable the development of new products that overcome inherent limitations of existing technology and processes.

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

We define market domains as groupings of technology that enable new user, business or economic experiences. There are many billion-dollar market domains within each of the above listed industry clusters.  These market domains hold the potential for effecting substantial change in everyday life.  The internet, biologic drugs and mobile and optical telecommunication are examples of market domains that emerged within the past twenty years.  Our experience is that technology adoption occurs on two time scales.  Existing market domains can allow for rapid adoption as new technologies are continuously added to the existing domain.  These new technologies refine and improve the existing experience provided by the market domain.  Emerging market domains often require more time for the adoption of technology than existing market domains, as the new market domain is itself being absorbed by society and the economy.

We classify our portfolio companies into either existing market domains or emerging market domains.  We expect that the time scale at which these companies mature commercially will be impacted by whether their technology is being adopted into an existing market domain or an emerging market domain.  In addition to the characteristics we look for when investing in private companies outlined on page 38, we continue to look for investment opportunities in emerging market domains, as we believe these investments have the potential to create outsized venture capital returns.

Maturity of Current Venture Capital Portfolio

Our active venture capital portfolio is composed of companies at varying maturities facing different types of risks.  We have defined these levels of maturity  and sources of risk as: 1) Early Stage / Technology Risk, 2) Mid Stage / Market Risk and 3) Late Stage / Execution Risk.  Early-stage companies have a high degree of technical, market and execution risk (which is typical of initial investments by venture capital firms, including us).  These companies often require substantial development of their technologies before they begin introducing products to market.  Mid-Stage companies are those that have overcome most of the technical risk associated with their products and are now focused on addressing the market acceptance for their products.  For those companies developing therapeutics or medical devices, the focus is on bringing their products through the first phases of clinical trials.  Late-stage companies are those that have determined there is a market for their products, and they are now focused on sales execution and scale.  Late-stage healthcare and biotechnology companies are typically either in Phase III Clinical Trials, which are the pivotal trials before a possible FDA approval and commercial launch of a product, or are generating revenue from the commercial sale of one or more products.  The chart below shows our assessment of the stage of maturity of our 31 active portfolio companies.

We currently have 20 companies in our active venture capital portfolio that generate revenues ranging from nominal to significant from commercial sales of products and/or services enabled by nanotechnology and microsystems, from commercial partnerships and/or from government grants.  Our privately held portfolio companies generated approximately $267 million in aggregate revenue in 2009, a 10.5 percent increase from revenues generated in 2008.  Our publicly held portfolio company, Orthovita, reported revenue of $92.9 million from commercial sales of its nanotechnology-enabled products in 2009, a 21 percent increase from revenue generated in 2008.

One of our portfolio companies has retained bankers to pursue a potential filing for an IPO in 2010.   There can be no assurance that this company will file for an IPO in 2010, and a variety of factors, including stock market and general business conditions, could lead it to terminate such considerations.

Current Business Environment

The effects of the banking and global stock market collapses, and the slowdown in global economic activities that began with the intensification of the housing and credit crisis during the third quarter of 2008 remain especially taxing on the venture capital industry as of December 31, 2009.  The fourth quarter of 2009 concluded with the public markets having their third positive quarter in a row, with the general economic decline appearing to level off and with the first signs of life in the IPO market for venture-backed companies emerging.  However, even within this improving general economic environment, the availability of capital for venture capital firms and venture-backed companies continues to be extremely limited.   This conclusion is supported in part by data from the National Venture Capital Association that indicate the total amount invested in technology companies in 2009 was the lowest amount since 1997 and that financing of start-ups raising money for the first time fell to the lowest level since the two firms started tracking venture investment in 1995.

Even though the public markets increased in value during the fourth quarter of 2009, the global economic recession continues to affect the ability of investors to exit investments in privately held companies. The fourth quarter of 2009, included more venture-backed exits through M&As than during the previous three quarters, and it included three IPOs of venture-backed companies.  The liquidity generated in the fourth quarter accounted for 44 percent of the total liquidity generated for venture-backed companies during 2009.  The total amount of liquidity generated from these companies was, however, down 34 percent from the total generated during 2008.   These data support our belief that the increases in the value of publicly traded companies do not necessarily correspond with the ability of investors to exit privately held companies.  As such, we expect that it may take significantly more time for the market for venture-backed companies to recover from the current economic turmoil than the public stock markets.  We continue to believe the lack of liquidity will negatively affect the amount of capital available to privately held companies from venture capital firms.

Many of our portfolio companies have negative cash flow and, therefore, need additional rounds of financing to continue operations.  Historically, this capital typically comes from the existing venture capital syndicate as well as new investors.  As a result of the economic downturn and the tight availability of capital for investment by venture capital firms, the existing investors in a syndicate are increasingly required to provide this capital without the participation of new investors.  This limited market for capital to invest also affects existing members of syndicates of investors.  Some of these co-investors are unable to invest their full pro rata amount of a round of financing, if at all, which results in a fractured syndicate.  A fractured syndicate can result in a portfolio company being unable to raise additional capital to fund operations.  The portfolio company may be forced to sell before reaching its full potential or be shut down entirely if the remaining investors cannot financially support the company.

We continue to view the disruption in the venture capital industry as both a concern and an opportunity.  Through 2009, our aim was to preserve our cash and manage our current operating expenses to enable us to make follow-on investments in current portfolio companies and to look for new investment opportunities as we monitored the state of the capital markets.  During 2009, we invested $349,624 in two new investments, and we invested $11,984,428 in 29 follow-on investments.  This pace compares with four new and 25 follow-on investments totaling $2,734,500 and $15,044,962, respectively, in 2008.

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

Publicly traded companies, one of the most observable asset classes continued to increase in value broadly during the fourth quarter of 2009, and ended the year up substantially from the lows reached during the first quarter of 2009.  That said, these values, including that of the Company, remain below those before the economic collapse.  The table below provides the percentage increases in value during the past quarter and during the full year of 2009 for some common public market indices and for the Company.

	Q4 2009	2009
	9/30/09 - 12/31/09	12/31/08 – 12/31/09
Dow Jones Industrial Avg.	7.4%	18.8%
Nasdaq Composite	6.9%	43.9%
S&P 500 Composite	5.5%	23.5%
Russell 2000	3.5%	25.2%
Harris & Harris Group	-26.9%	15.7%

The values of privately held, venture capital-backed companies are inherently more difficult to assess at any single point in time because securities of these types of companies are not actively traded.  We believe, perhaps even more than in the past, that illiquidity, and the perception of illiquidity, can affect value.  We continue to believe that private valuations may be slower to respond to improving economic conditions than publicly traded companies because their securities are illiquid.

Difficult venture environments can result in weak companies not receiving financing and being subsequently closed down with a loss to venture investors, and/or strong companies receiving financing but at significantly lower valuations than the preceding financing rounds.  The current state of the venture capital market limits the availability of capital for investment by venture capital firms. Increasingly, existing investors in a syndicate are required to provide capital without the participation of new investors.  Some of these existing investors are unable to invest their full pro rata amount of a round of financing, if at all, which results in a fractured syndicate.  A fractured syndicate can result in a portfolio company being unable to raise additional capital to fund operations regardless of the potential of the intellectual property or business of the portfolio company.  The portfolio company may be forced to sell before reaching its full potential or be shut down entirely if the remaining investors cannot financially support the company.  These scenarios may adversely affect value.

Many venture capital firms, including us, are evaluating their investment portfolios carefully to assess future potential capital needs.  In the current business climate, this evaluation may result in a decrease in the number of companies we decide to finance going forward or may increase the number of companies we decide to sell before reaching their full potential.  If we decide to proceed with a follow-on investment, these rounds of financing may occur at valuations lower than those at which we originally invested.  Our ownership in portfolio companies that we decide to stop funding may be subject to punitive actions that reduce or eliminate value.  Such actions could result in an unprofitable investment or a complete loss of invested funds.   In 2009, we decided not to make follow-on investments in Crystal IS, NanoGram and Polatis.  These decisions resulted in punitive actions to our preferred ownership in each of these companies, which, when combined with additional factors, results in a value of $0 of our securities of these companies as of December 31, 2009.

Non-Performance Risk

As part of the valuation process, we consider non-performance risk.  Non-performance risk is the risk that a portfolio company will be: (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation.  Our best estimate of the non-performance risk of our portfolio companies has been quantified and included in the valuation of the companies as of December 31, 2009.  In the future, as these companies receive terms for additional financings or are unable to receive additional financing and, therefore, proceed with sales or shutdowns of the business, we expect the contribution of the discount for non-performance risk to vary in importance in determining the values of these companies.  As of December 31, 2009, non-performance risk was a significant factor in determining value of 12 of our 30 private portfolio companies that accounted for $23,972,048 of the total value of our privately held venture capital portfolio.

In each of the years in the period 2005 through 2009, the Company recorded the following gross write-ups in privately held securities as a percentage of net assets at the beginning of the year ("BOY"), gross write-downs in privately held securities as a percentage of net assets at the beginning of the year, and change in value of private portfolio securities as a percentage of net assets at the beginning of the year.

	2005	2006	2007	2008	2009

Net Asset Value, BOY	$74,744,799	$117,987,742	$113,930,303	$138,363,344	$109,531,113

Gross Write-Downs During Year	$(3,450,236)	$(4,211,323)	$(7,810,794)	$(39,671,588)	$(12,845,574)

Gross Write-Ups During Year	$23,485,176	$279,363	$11,694,618	$820,559	$21,631,864

Gross Write-Downs as a Percentage of Net Asset Value, BOY	-4.62%	-3.57%	-6.86%	-28.67%	-11.7%

Gross Write-Ups as a Percentage of Net Asset Value, BOY	31.42%	0.24%	10.26%	0.59%	19.7%

Net Change as a Percentage of Net Asset Value, BOY	26.8%	-3.33%	3.40%	-28.08%	8.0%
1

From September 30, 2009 to December 31, 2009, the value of our private venture capital portfolio increased by $7,920,876 from $69,876,210 to $77,797,086.  The table below indicates some of the inputs used to determine value of our privately held portfolio companies and the portion of the change in value, on a quarter over quarter basis, relevant to those inputs.  It should be noted that our Valuation Committee takes into account multiple sources of quantitative and qualitative inputs to ultimately determine the value of our privately held portfolio companies.

	Q3 2009 to Q4 2009	Q2 2009 to Q3 2009	Q1 2009 to Q2 2009	Q4 2008 to Q1 2009

Value of Private Portfolio as of Previous Quarter	$69,876,210	$63,959,811	$58,793,688	$56,965,153
Value of Private Portfolio as of Current Quarter	$77,797,086	$69,876,210	$63,959,811	$58,793,688

Examples of Inputs that Contribute to Changes in Value

Total New and Follow-On Investments	$4,698,782	$3,884,893	$2,728,373	$723,176
(+) Due to Terms of New Equity Rounds of Financing	$5,229,990	$4,725,316	$2,898,224	$5,376,988
(-) Due to Terms of New Equity Rounds of Financing	$0	$(1,967,156)	$(53,846)	$(346,319)
(+) Due to (+) in Values of Comparables	$1,938,047	$2,823,833	$680,485	$0
(-) Due to (-) in Values of Comparables	$(6,313)	$0	$(30,050)	$(107,681)
(+) Due to (-) in Non-Performance Risk	$500,000	$0	$1,049,480	$0
(-) Due to (+) in Non-Performance Risk	$(4,795,765)	$(3,794,138)	$(2,437,523)	$(3,648,616)
Other Factors[1]	$356,135	$243,651[2]	$330,980	$(169,013)

Total Change in Value of Private Portfolio from Quarter to Quarter	$7,920,876	$5,916,399	$5,166,123	$1,828,535

[1]	Other factors include changes in accrued bridge note interest, currency fluctuations and the value of warrants.

[2]	Includes changes in the capital account of Exponential Business Development Company.

As of December 31, 2009, our top ten investments by value accounted for approximately 69 percent of the value of our venture capital portfolio.  As of that date, we believe at least three of these companies will require additional invested capital by the end of 2010.

The increase or decrease in the value of our venture capital investments does not affect the day-to-day operations of the Company, as we have no debt and fund our venture capital investments and daily operating expenses from interest earned and proceeds from the sales of our investments in U.S. government and agency obligations.  As of December 31, 2009, we held $55,947,581 in U.S. government obligations.

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

In previous years, we have been able to generate substantial amounts of interest income from our holdings of U.S. treasury securities.  As of December 31, 2009, we held three U.S. treasury securities, with maturity dates of less than six months, yielding approximately 0.26 percent.  As of December 31, 2009, yields for 3-month, 6-month, and 12-month U.S. treasury securities were 0.06 percent, 0.20 percent and 0.47 percent, respectively.  With yields at this level, we expect to generate less interest income than in previous fiscal quarters and years.

Results of Operations

We present the financial results of our operations utilizing generally accepted accounting principles ("GAAP") for investment companies.  On this basis, the principal measure of our financial performance during any period is the net increase (decrease) in our net assets resulting from our operating activities, which is the sum of the following three elements:

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

Years Ended December 31, 2009, 2008, and 2007

During the years ended December 31, 2009, 2008, and 2007, we had net decreases in net assets resulting from operations of $148,465, $49,181,497, and $6,716,445, respectively.

Investment Income and Expenses:

During the years ended December 31, 2009, 2008, and 2007, we had net operating losses of $8,761,215, $10,687,151, and $11,827,543, respectively.  The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expense of $3,089,520 in 2009, $5,965,769 in 2008, and $8,050,807 in 2007 associated with the granting of stock options.  During the years ended December 31, 2009, 2008, and 2007, total investment income was $247,848, $1,987,347, and $2,705,636, respectively.  During the years ended December 31, 2009, 2008, and 2007, total operating expenses were $9,009,063, $12,674,498, and $14,533,179, respectively.

During 2009, as compared with 2008, investment income decreased from $1,987,347 to $247,848, primarily reflecting a substantial decrease in interest rates.  The average yield on our U.S. government securities decreased from 3.2 percent for the year ended December 31, 2008, to 0.3 percent for the year ended December 31, 2009.  During the twelve months ended December 31, 2009, our average holdings of such securities were $52,154,428, as compared with $55,978,372 during the year ended December 31, 2008.

Operating expenses, including non-cash, stock-based compensation expenses, were $9,009,063 and $12,674,498 for the twelve months ended December 31, 2009, and December 31, 2008, respectively.  The decrease in operating expenses for the twelve months ended December 31, 2009, as compared with the twelve months ended December 31, 2008, was primarily owing to decreases in salaries, benefits and stock-based compensation expense and to decreases in administration and operations expense and directors’ fees and expenses, offset by increases in professional fees, rent expense and custody fees.  Salaries, benefits and stock-based compensation expense decreased by $3,763,191, or 37.3 percent, through December 31, 2009, as compared with December 31, 2008, primarily as a result of a decrease in non-cash expense of $2,876,249 associated with the Harris & Harris Group, Inc. 2006 Equity Incentive Plan (the "Stock Plan") and a decrease in salaries and benefits owing primarily to a decrease in our headcount, mainly the retirement of Charles E. Harris.  At December 31, 2009, we had 11 full-time employees, as compared with 12 full-time employees at December 31, 2008.  While the non-cash, stock-based, compensation expense for the Stock Plan increased our operating expenses by $3,089,520, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value.  The non-cash, stock-based, compensation expense and corresponding increase to our additional paid-in capital may increase in future quarters.  Administration and operations expense decreased by $34,759, or 3.0 percent, for the year ended ended December 31, 2009, as compared with the year ended December 31, 2008, primarily as a result of a decrease in our directors' and officers' liability insurance expense and decreases in the cost of non-employee related insurance and managing directors’ travel-related expenses.  Directors' fees and expenses decreased by $29,156, or 7.9 percent, for the year ended December 31, 2009, primarily as a result of fewer meetings held during the year, as compared with the year ended December 31, 2008.  Professional fees increased by $73,070, or 10.5 percent, for the year ended December 31, 2009, as compared with the year ended December 31, 2008, primarily as a result of an increase in certain legal, consulting and accounting fees.  Rent expense increased $40,581, or 14.7 percent, for the year ended December 31, 2009, owing to a full year of higher rent associated with our Palo Alto office lease which became effective July 1, 2008.  Custody fees increased by $51,850, or 164.0 percent, for the year ended December 31, 2009, as compared with the year ended December 31, 2008.  This increase is owing to the higher fees charged by our new custodian, The Bank of New York Mellon, who has more expertise in working with investment companies.

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

Operating expenses, including non-cash, stock-based compensation expenses, were $12,674,498 and $14,533,179 for the twelve months ended December 31, 2008, and December 31, 2007, respectively.  The decrease in operating expenses for the twelve months ended December 31, 2008, as compared to the twelve months ended December 31, 2007, was primarily owing to decreases in salaries, benefits and stock-based compensation expenses and to decreases in administration and operations expense, professional fees and directors' fees and expenses.  Salaries, benefits and non-cash, stock-based compensation expense decreased by $1,344,671, or 11.8 percent, through December 31, 2008, as compared to December 31, 2007, primarily as a result of a decrease in non-cash expense of $2,085,038 through December 31, 2008, associated with the Stock Plan, offset by an increase in salaries and benefits owing to bonus payments and increased health insurance costs.  While the non-cash, stock-based, compensation expense for the Stock Plan increased our operating expenses by $5,965,769, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value.  The non-cash, stock-based, compensation expense and corresponding increase to our additional paid-in capital may increase in future quarters.  Administration and operations expense decreased by $272,628, or 19.0 percent, for the twelve months ended December 31, 2008, as compared with the same period in 2007, primarily as a result of a decrease in our directors' and officers' liability insurance expense, decreases in the cost of the annual report and proxy-related expenses, and decreases in fees associated with the exercise of stock options.  Professional fees decreased by $208,904, or 23.1 percent, primarily as a result of a reduction in the cost of our annual compliance program audit and a reduction in certain legal and accounting fees.  Directors' fees and expenses decreased by $67,677, or 15.6 percent, primarily as a result of fewer meetings held during the year ended December 31, 2008, as compared with the same period through December 31, 2007.

Realized Income and Losses from Investments:

During the years ended December 31, 2009, and December 31, 2008, we realized net losses on investments of $11,105,577 and $8,323,634, respectively.  During the year ended December 31, 2007, we had net realized income from investments of $30,162.  The variation in these results is primarily owing to variations in gross realized gains and losses from investments and income taxes in each of the three years.  For the years ended December 31, 2009, 2008, and 2007, we realized (losses) gains from investments, before taxes, of $(11,106,330), $(8,289,513) and $118,137, respectively.  Income tax (benefit) expense for the years ended December 31, 2009, 2008, and 2007 was $(753), $34,121 and $87,975, respectively.

During the year ended December 31, 2009, we realized net losses of $11,106,330, consisting primarily of realized losses on our investments in CSwitch Corporation of $5,649,297, in Exponential Business Development Company of $14,330, in Kereos, Inc., of $1,500,000, in Nanomix, Inc., of $3,176,125, in Questech Corporation of $16,253, and in Starfire Systems, Inc., of $750,000.  Since the date of our investment of $25,000 in Exponential Business Development Company in 1995, we periodically received cash distributions totaling $31,208 through the date of the sale.  During the third quarter of 2009, we received a payment of $4,115 from the sale of our interest in Nanomix, Inc.  The realized loss on Questech Corporation was owing to an unexercised warrant that expired on November 19, 2009.

During the year ended December 31, 2008, we realized net losses of $8,289,513, consisting primarily of realized losses on our investments in Chlorogen, Inc., of $1,326,072, on Evolved Nanomaterial Sciences, Inc., of $2,800,000, on NanoOpto Corporation of $3,688,581, on Phoenix Molecular Corporation of $93,487, on an unexercised warrant of Questech Corporation of $16,253 and on Zia Laser of $1,478,500, offset by realized gains of $1,110,821 on the sale of U.S. government securities.  During the first quarter of 2008, we received a payment of $105,714 from the NanoOpto Corporation bridge note.  The realized loss on Questech Corporation was owing to an unexercised warrant that expired on November 19, 2008.

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

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the year ended December 31, 2009, net unrealized depreciation on total investments decreased by $19,718,327.

During the year ended December 31, 2008, net unrealized depreciation on total investments increased by $30,170,712.

During the year ended December 31, 2007, net unrealized depreciation on total investments decreased by $5,080,936.

During the year ended December 31, 2009, net unrealized depreciation on our venture capital investments decreased by $19,758,422, or 57.9 percent, from net unrealized depreciation of $34,124,848 at December 31, 2008, to net unrealized depreciation of $14,366,426 at December 31, 2009, owing primarily to increases in the valuations of the following investments held:

Investment	Amount of Write-Up

Adesto Technologies Corporation	$1,320,000
BioVex Group, Inc.	845,952
Bridgelux, Inc.	987,642
CFX Battery, Inc.	812,383
Ensemble Discovery Corporation	500,000
Metabolon, Inc.	196,512
Molecular Imprints, Inc.	3,841,541
NeoPhotonics Corporation	3,350,923
Nextreme Thermal Solutions, Inc.	2,202,628
Questech Corporation	297,104
Siluria Technologies, Inc.	160,723
Solazyme, Inc.	5,376,988
Xradia, Inc.	1,723,215

These write-ups for the twelve months ended December 31, 2009, were partially offset by the following write-downs:

Investment	Amount of Write-Down

Ancora Pharmaceuticals Inc.	$1,072,811
Cambrios Technologies Corporation	257,878
Cobalt Technologies, Inc.	187,499
Crystal IS, Inc.	779,094
D-Wave Systems, Inc.	826,786
Innovalight, Inc.	1,537,713
Kovio, Inc.	2,266,912
Laser Light Engines, Inc.	999,999
Mersana Therapeutics, Inc.	17,500
NanoGram Corporation	1,471,805
Nanosys, Inc.	2,685,059
Orthovita, Inc.	72,432
PolyRemedy, Inc.	136,170
SiOnyx, Inc.	1,076,155

We also had decreases to unrealized depreciation for CSwitch Corporation of $5,629,011, Exponential Business Development Company of $15,361, Kereos, Inc., of $1,500,000, Nanomix, Inc., of $3,150,190 and Starfire Systems, Inc., of $750,000 owing to the disposal of their securities and changes in the capital account balance of Exponential Business Development Company prior to its sale.  We had a decrease to unrealized depreciation for Questech Corporation of $16,253 owing to a realized loss on an unexercised warrant that expired on November 19, 2009.

We had an increase owing to foreign currency translation of $469,809 on our investment in D-Wave Systems, Inc.

Unrealized appreciation on our U.S. government securities portfolio decreased from $27,652 at December 31, 2008, to unrealized depreciation of $12,443 at December 31, 2009.

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

Financial Condition

December 31, 2009

 At December 31, 2009, our total assets and net assets were $136,109,101 and $134,158,258, respectively.  Our net asset value ("NAV") per share at that date was $4.35, and our shares outstanding increased to 30,859,593 as of December 31, 2009.

Significant developments in the twelve months ended December 31, 2009, included an increase in the holdings of our venture capital investments and U.S. government obligations of $21,058,328 and $2,963,641, respectively.  The increase in the value of our venture capital investments from $56,965,153 at December 31, 2008, to $78,023,481 at December 31, 2009, resulted primarily from an increase in the net value of our venture capital investments of $8,652,415 and two new and 29 follow-on investments of $12,344,051. The increase in the value of our U.S. government obligations from $52,983,940 at December 31, 2008, to $55,947,581 at December 31, 2009, is primarily owing to net proceeds of $21,264,140 received through a public follow-on offering and proceeds received from stock option exercises of $421,950, offset by the payment of cash basis operating expenses of $5,683,624 and by new and follow-on venture capital investments totaling $12,344,051.

The following table is a summary of additions to our portfolio of venture capital investments made during the twelve months ended December 31, 2009:

New Investments	Amount of Investment

Orthovita, Inc.	$99,624
Enumeral Technologies, Inc.	250,000

Follow-On Investments	Amount of Investment

Adesto Technologies Corporation	$550,000
Adesto Technologies Corporation	1,635,775
Ancora Pharmaceuticals Inc.	125,000
Ancora Pharmaceuticals Inc.	200,000
Ancora Pharmaceuticals Inc.	100,000
Ancora Pharmaceuticals Inc.	700,000
BioVex Group, Inc.	111,111
BioVex Group, Inc.	166,667
BioVex Group, Inc.	299,145
Bridgelux, Inc.	250,124
Cambrios Technologies Corporation	515,756
CFX Battery, Inc.	3,492
CFX Battery, Inc.	533,239
CFX Battery, Inc.	1,000,000
CFX Battery, Inc.	300,000
Cobalt Technologies, Inc.	374,999
Crystal IS, Inc.	408,573
Ensemble Discovery Corporation	48,883
Innovalight, Inc.	721,090
Laser Light Engines, Inc.	890,000
Laser Light Engines, Inc.	500,000
Mersana Therapeutics, Inc.	200,000
Mersana Therapeutics, Inc.	250,000
Metabolon, Inc.	1,000,000
NeoPhotonics Corporation	87,364
NeoPhotonics Corporation	692,300
Orthovita, Inc.	99,808
Orthovita, Inc.	99,395
PolyRemedy, Inc.	121,706

Total	$12,334,051

The following tables summarize the values of our portfolios of venture capital investments and U.S. government obligations, as compared with their cost, at December 31, 2009, and December 31, 2008:

	December 31,
	2009	2008
Venture capital investments,
at cost	$92,389,907	$91,090,001
Net unrealized depreciation (1)	14,366,426	34,124,848
Venture capital investments,
at value	$78,023,481	$56,965,153

	December 31,
	2009	2008
U.S. government obligations,
at cost	$55,960,024	$52,956,288
Net unrealized (depreciation) appreciation(1)	(12,443)	27,652
U.S. government obligations,
at value	$55,947,581	$52,983,940

(1)At December 31, 2009, and December 31, 2008, the net accumulated unrealized depreciation on investments was $14,378,869 and $34,097,196, respectively.

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

The following table is a summary of additions to our portfolio of venture capital investments made during the twelve months ended December 31, 2008:

New Investments	Amount

Cobalt Technologies, Inc.	$240,000
Laser Light Engines, Inc.	$2,000,000
PolyRemedy, Inc.	$244,500
TetraVitae Bioscience, Inc.	$250,000

Follow-on Investments

Adesto Technologies Corporation	$1,052,174
Ancora Pharmaceuticals Inc.	$800,000
BioVex Group, Inc.	$200,000
Bridgelux, Inc.	$1,000,001
Cobalt Technologies, Inc.	$134,999
CFX Battery, Inc.	$526,736
CSwitch Corporation	$986,821
CSwitch Corporation	$250,000
D-Wave Systems, Inc.	$736,019
D-Wave Systems, Inc.	$487,804
Ensemble Discovery Corporation	$250,286
Kovio, Inc.	$1,500,000
Mersana Therapeutics, Inc.	$200,000
Metabolon, Inc.	$1,000,000
NeoPhotonics Corporation	$200,000
Nextreme Thermal Solutions, Inc.	$377,580
Nextreme Thermal Solutions, Inc.	$200,000
Nextreme Thermal Solutions, Inc.	$200,000
Nextreme Thermal Solutions, Inc.	$800,000
Nextreme Thermal Solutions, Inc.	$1,050,000
Phoenix Molecular Corporation	$25,000
Phoenix Molecular Corporation	$25,000
Siluria Technologies, Inc.	$42,542
Solazyme, Inc.	$2,000,000
Solazyme, Inc.	$1,000,000

Total	$17,779,462

Cash Flow

Year Ended December 31, 2009

Net cash used in operating activities for the year ended December 31, 2009, was $5,277,132, primarily reflecting the payment of operating expenses.

Net cash used in investing activities for the year ended December 31, 2009, was $15,433,826, primarily reflecting venture capital investments of $12,344,051, less proceeds from the sale of venture capital investments of $7,365.

Cash provided by financing activities for the year ended December 31, 2009, was $21,686,090, resulting from the issuance of 4,887,500 new shares of our common stock on October 9, 2009, in a public follow-on offering and exercise of stock options.

Year Ended December 31, 2008

Net cash used in operating activities for the year ended December 31, 2008, was $4,178,331, primarily owing to the payment of operating expenses.

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

We fund our day-to-day operations using interest earned and proceeds from the sales of our investments in U.S. government securities.  The increase or decrease in the valuations of our portfolio companies does not impact our daily liquidity.  At December 31, 2009, and December 31, 2008, we had no investments in money market mutual funds.  We have no debt outstanding, and, therefore, are not subject to credit agency downgrades.

We believe that the market disruption that began in September of 2008 and continued during 2009 may continue to adversely affect financial services companies with respect to the valuation of their investment portfolios, tighter lending standards and reduced access to capital.  These conditions may lead to a further decline in net asset value and/or decline in valuations of our portfolio companies.  Although we cannot predict future market conditions, we continue to believe that our current cash and U.S. government security holdings and our ability to adjust our investment pace will provide us with adequate liquidity to execute our current business strategy.

Except for a rights offering, we are also generally not able to issue and sell our common stock at a price below our net asset value per share, exclusive of any distributing commission or discount, without shareholder approval.  As of December 31, 2009, our net asset value was $4.35 per share and our closing market price was $4.57 per share.  We do not currently have shareholder approval to issue or sell shares below our net asset value per share.

December 31, 2009

At December 31, 2009, and December 31, 2008, our total net primary liquidity was $57,868,628 and $53,645,843, respectively.

Our net primary sources of liquidity, which consist of cash, our investment in the publicly traded shares of Orthovita, Inc., U.S. government obligations and receivables, are adequate to cover our gross cash operating expenses.  Our gross cash operating expenses for 2009 and 2008 totaled $5,683,624 and $6,397,424, respectively.

 The increase in our primary liquidity from December 31, 2008, to December 31, 2009, is primarily owing to the proceeds received through the public follow-on offering, partially offset by the use of funds for investments and payment of net operating expenses.

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

On October 9, 2009, we completed the sale of 4,887,500 shares of our common stock at a price of $4.75 per share to the public for total gross proceeds of $23,215,625; net proceeds of this offering, after placement agent fees and offering costs of $1,951,485, were $21,264,140.  We intend to use, and have been using, the net proceeds of this offering to make new investments in nanotechnology, as well as for follow-on investments in our existing venture capital investments and for working capital.  Through December 31, 2009, we have used $5,660,831 of the net proceeds from this offering for these purposes.

On October 26, 2009, we filed a post-effective amendment to our shelf registration statement on Form N-2 to deregister 2,112,500 shares of common stock that were not sold in the public offering that closed on October 9, 2009.

On April 17, 2003, we signed a seven-year sublease for office space at 111 West 57th Street in New York City.  On December 17, 2004, we signed a sublease for additional office space at this location.  The subleases expire on April 29, 2010.  Total rent expense for our office space in New York City was $191,399 in 2009; $186,698 in 2008 and $178,167 in 2007.   Future minimum sublease payments for the remaining term are $65,969.

On July 1, 2008, we signed a five-year lease for office space at 420 Florence Street, Suite 200, Palo Alto, California, commencing on August 1, 2008, and expiring on August 31, 2013.  Total rent expense for our office space in Palo Alto was $125,205 in 2009 and $51,525 in 2008.  Future minimum lease payments in each of the following years are: 2010 - $128,962; 2011 - $132,831; 2012 - $136,816 and 2013 - $93,135.

On September 24, 2009, we signed a ten-year lease for office space at 1450 Broadway, New York, New York.  The lease commenced on January 21, 2010, and this office space replaced our corporate headquarters previously located at 111 West 57th Street in New York City.   The base rent is $36 per square foot with a 2.5 percent increase per year over the 10 years of the lease, subject to a full abatement of rent for four months and a rent credit for six months throughout the lease term.  The lease expires on December 31, 2019.  Future minimum lease payments in each of the following years are: 2010 - $151,762; 2011 - $190,957; 2012 - $239,227; 2013 - $245,208; 2014 - $251,338; and thereafter for the remaining term – an aggregate of $1,477,248.

December 31, 2008

At December 31, 2008, and December 31, 2007, our total net primary liquidity was $53,645,843 and $61,183,136, respectively.

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

Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the SEC.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets.  (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.")  As of December 31, 2009, our financial statements include private venture capital investments valued at $77,797,086, the fair values of which were determined in good faith by, or under the direction of, the Board of Directors.  As of December 31, 2009, approximately 58 percent of our net assets represent investments in portfolio companies valued at fair value by the Board of Directors.

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

The recent financial crisis continues to make it extremely difficult for many companies to raise capital.  Moreover, the cost of capital has increased substantially.  Historically, difficult venture capital environments have resulted in weak companies not receiving financing and being subsequently closed down with a loss of investment to venture investors, and/or strong companies receiving financing but at significantly lower valuations than the preceding venture rounds, leading to very deep dilution for those who do not participate in the new rounds of investment.  This economic and financing environment has caused an increase in the non-performance risk for venture capital-backed companies.  Our best estimate of the non-performance risk of our portfolio companies has been quantified and included in the valuation of the companies at December 31, 2009.

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

At December 31, 2009, all of our private portfolio investments were classified as Level 3 in the hierarchy, indicating a high level of judgment required in their valuation.

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

Stock-Based Compensation

Determining the appropriate fair-value model and calculating the fair value of share-based awards on the date of grant requires judgment.  Historically, we have used the Black-Scholes-Merton option pricing model to estimate the fair value of employee stock options.  During the quarter ended March 31, 2009, we used the Black-Scholes-Merton option pricing model and a binomial lattice option pricing model to estimate the fair value of the two-year non-qualified stock options "NQSOs" and the 10-year NQSOs, respectively, granted on March, 18, 2009.  During the quarter ended June 30, 2009, we used the Black-Scholes-Merton option pricing model to estimate the fair value of the two-year and the 10-year NQSOs granted on May 13, 2009.  During the quarter ended December 31, 2009, we used the Black-Scholes-Merton option pricing model to estimate the fair value of the five-year NQSOs granted on November 11, 2009.

Management uses the Black-Scholes-Merton option pricing model in instances where we lack historical data necessary for more complex models and when the share award terms can be valued within the model.  Other models may yield fair values that are significantly different from those calculated by the Black-Scholes-Merton option pricing model.

Management uses a binomial lattice option pricing model in instances where it is necessary to include a broader array of assumptions.  We used the binomial lattice model for the 10-year NQSOs granted on March 18, 2009.  These awards included accelerated vesting provisions that are based on market conditions.  At the date of the grant, management’s analysis concluded that triggering of the market condition acceleration clause is probable.

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

The discount rate reflects the current rate at which the post-retirement benefit liabilities could be effectively settled considering the timing of expected payments for plan participants.  In estimating this rate, we consider the Citigroup Pension Liability Index in the determination of the appropriate discount rate assumptions.  The weighted average rate we utilized to measure our post retirement medical benefit obligation as of December 31, 2009, and to calculate our 2010 expense was 5.72 percent.  A rate of 6.55 percent was used in determining the 2008 expense and a rate of 5.71 percent was used in calculating the 2008 benefit obligation.  We used a discount rate of 5.75 percent to calculate our pension obligation.

Recent Developments — Portfolio Companies

On January 15, 2010, we made a $250,000 new investment in ABS Materials, Inc., a privately held tiny technology company.

On January 19 and February 19, 2010, we made two follow-on investments totaling $171,975 in a privately held tiny technology portfolio company.

On January 20 and February 10, 2010, we made two follow-on investments totaling $4,564 by exercising our warrants to purchase shares of common stock of NeoPhotonics Corporation, a privately held tiny technology portfolio company.

On February 5, 2010, we made a $98,427 follow-on investment in Orthovita, Inc., a publicly traded tiny technology portfolio company.

On February 10, 2010, we made a $500,000 follow-on investment in a privately held tiny technology portfolio company.

On February 24, 2010, CFX Battery, Inc., changed its name to Contour Energy Systems, Inc.

On March 8, 2010, we made a $99,957 new investment in Satcon Technology Corporation, a publicly traded tiny technology company.

On March 10, 2010, we made a $250,041 follow-on investment in a privately held tiny technology portfolio company.

On December 31, 2009, we valued the shares of one of our privately held tiny technology portfolio companies at $0.9696 per share.  On March 10, 2010, that company raised additional funding from a third party, independent financial investor at the equivalent of $1.26 per share.  This transaction could be a material input to our determination of the value of our shares of this portfolio company at March 31, 2010.  A valuation calculated based on this input alone could increase the value of this portfolio company at March 31, 2010, ranging from $0 to approximately $1,400,000, or $0 to approximately $0.05 per share, from the value at December 31, 2009.  This input will be one of many used by our Valuation Committee, which is made up of all of our independent directors, to set the value of this portfolio company at March 31, 2010.

One of our portfolio companies has engaged an investment banker for purposes of filing for an IPO in 2010.  There can be no assurance that this portfolio company will file for an IPO in 2010, and a variety of factors, including stock market and general business conditions, legal considerations and audit results, could lead it to terminate such consideration.

Item 6A.      Quantitative and Qualitative Disclosures About Market Risk.

  Our business activities contain elements of risk.  We consider the principal types of market risk to be valuation risk, interest rate risk and foreign currency risk.  Although we are risk-seeking rather than risk-averse in our investments, we consider the management of risk to be essential to our business.

Valuation Risk

Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which market quotations are readily available and (ii) fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets.  (See the "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments" contained in "Item 7. Consolidated Financial Statements and Supplementary Data.")

Because there is typically no public market for our interests in the small privately held companies in which we invest, the valuation of the equity interests in that portion of our portfolio is determined in good faith by our Valuation Committee, comprised of the independent members of our Board of Directors, in accordance with our Valuation Procedures.  In the absence of a readily ascertainable market value, the determined value of our portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed.  Any changes in valuation are recorded in our Consolidated Statement of Operations as "Net decrease (increase) in unrealized depreciation on investments."  Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.

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

Interest Rate Risk

We generally also invest in both short and long-term U.S. government and agency securities. To the extent that we invest in short and long-term U.S. government and agency securities, changes in interest rates result in changes in the value of these obligations that result in an increase or decrease of our net asset value.  The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements,  and the quantity and duration of  long-term U.S. government and agency securities held by the Company, and it will vary from period to period.  If the average interest rate on U.S. government securities at December 31, 2009, were to increase by 25, 75 and 150 basis points, the average value of these securities held by us at December 31, 2009, would decrease by approximately $130,438, $391,313 and $782,625, respectively, and our net asset value would decrease correspondingly.

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

Foreign Currency Risk

Most of our investments are denominated in U.S. dollars.  We currently have one investment denominated in Canadian dollars.  We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates.  The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates is $309,762 at December 31, 2009.

Item 7.         Consolidated Financial Statements and Supplementary Data.

HARRIS & HARRIS GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

The following reports and consolidated financial schedules of Harris & Harris Group, Inc. are filed herewith and included in response to Item 7.

Documents

Page
Management's Report on Internal Control Over
Financial Reporting	71
Report of Independent Registered Public Accounting Firm	72

Consolidated Financial Statements

Consolidated Statements of Assets and Liabilities
as of December 31, 2009, and 2008	74

Consolidated Statement of Operations for the
years ended December 31, 2009, 2008, and 2007	75

Consolidated Statements of Cash Flows for the
years ended December 31, 2009, 2008, and 2007	76

Consolidated Statements of Changes in Net Assets for the
years ended December 31, 2009, 2008, and 2007	77

Consolidated Schedule of Investments as of December 31, 2009	78-88

Consolidated Schedule of Investments as of December 31, 2008	89-100

Footnote to Consolidated Schedule of Investments	101-104

Notes to Consolidated Financial Statements	105-123

Financial Highlights for the years ended December 31, 2009,
2008, and 2007	124

Schedules other than those listed above have been omitted because they are not applicable or the required information is presented in the consolidated financial statements and/or related notes.

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on the results of this assessment, management (including our Chief Executive Officer and Chief Financial Officer) has concluded that, as of December 31, 2009, the Company's internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 72 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Harris & Harris Group, Inc.:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, changes in net assets, cash flows, and the financial highlights present fairly, in all material respects, the financial position of Harris & Harris Group, Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations, their cash flows, the changes in their net assets, and the financial highlights for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing on page 71 of the 2009 Annual Report to Shareholders.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

As more fully disclosed in Note 2 of the Notes to the Consolidated Financial Statements, the financial statements include investments valued at $77,797,086 (58% of net assets) at December 31, 2009, the fair values of which have been estimated by the Board of Directors in the absence of readily ascertainable market values.  These estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
March 15, 2010

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2009	December 31, 2008
ASSETS
Investments, in portfolio securities at value:
Unaffiliated privately held companies
(cost: $26,977,200 and $24,208,281, respectively)	$21,656,436	$12,086,503
Unaffiliated publicly traded securities
(cost: $298,827 and $0, respectively)	226,395	0
Non-controlled affiliated privately held companies
(cost: $54,864,948 and $60,796,720, respectively)	50,297,220	39,650,187
Controlled affiliated privately held companies (cost: $10,248,932
and $6,085,000, respectively)	5,843,430	5,228,463
Total, investments in private portfolio companies and
public securities at value
(cost: $92,389,907 and $91,090,001, respectively)	$78,023,481	$56,965,153
Investments, in U.S. Treasury obligations at value
(cost: $55,960,024 and $52,956,288, respectively)	55,947,581	52,983,940
Cash	1,611,465	636,333
Restricted funds (Note 7)	2,000	191,955
Receivable from portfolio company	28,247	0
Interest receivable	25,832	56
Prepaid expenses	94,129	484,567
Other assets	376,366	365,597
Total assets	$136,109,101	$111,627,601

LIABILITIES & NET ASSETS

Post retirement plan liabilities (Note 7)	$1,369,843	$1,399,048
Accounts payable and accrued liabilities	579,162	689,300
Deferred rent	1,838	8,140
Total liabilities	1,950,843	2,096,488

Net assets	$134,158,258	$109,531,113

Net assets are comprised of:
Preferred stock, $0.10 par value,
2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares authorized at
12/31/09 and 12/31/08; 32,688,333 issued at
12/31/09 and 27,688,313 issued at 12/31/08	326,884	276,884
Additional paid in capital (Note 10)	205,977,117	181,251,507
Accumulated net operating and realized loss	(54,361,343)	(34,494,551)
Accumulated unrealized depreciation of investments	(14,378,869)	(34,097,196)
Treasury stock, at cost (1,828,740 shares at 12/31/09 and
12/31/08)	(3,405,531)	(3,405,531)

Net assets	$134,158,258	$109,531,113
Shares outstanding	30,859,593	25,859,573
Net asset value per outstanding share	$4.35	$4.24

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Investment income:
Interest from:
Fixed-income securities and bridge notes	$214,760	$1,971,178	$2,705,597
Miscellaneous income	33,088	16,169	39
Total investment income	247,848	1,987,347	2,705,636

Expenses:
Salaries, benefits and stock-based
compensation (Note 5)	6,327,467	10,090,658	11,435,329
Administration and operations	1,125,266	1,160,025	1,432,653
Professional fees	767,077	694,007	902,911
Rent	316,604	276,023	235,998
Directors' fees and expenses	338,227	367,383	435,060
Depreciation	50,965	54,795	63,113
Custody fees	83,457	31,607	28,115
Total expenses	9,009,063	12,674,498	14,533,179

Net operating loss	(8,761,215)	(10,687,151)	(11,827,543)

Net realized (loss) gain from investments:
Realized (loss) gain from:
Unaffiliated companies	(2,264,330)	3,588	119,082
Non-controlled affiliated companies	(8,841,675)	(6,509,404)	0
Controlled affiliated companies	0	(2,893,487)	0
U.S. Treasury obligations/other	(325)	1,109,790	(945)
Realized (loss) gain from investments	(11,106,330)	(8,289,513)	118,137

Income tax (benefit) expense (Note 8)	(753)	34,121	87,975
Net realized (loss) gain from investments	(11,105,577)	(8,323,634)	30,162

Net decrease (increase) in unrealized
depreciation on investments:
Change as a result of investment sales	11,090,579	8,292,072	0
Change on investments held	8,627,748	(38,462,784)	5,080,936
Net decrease (increase) in unrealized
depreciation on investments	19,718,327	(30,170,712)	5,080,936

Net decrease in net assets resulting
from operations	$(148,465)	$(49,181,497)	$(6,716,445)
Per average basic and diluted outstanding share	$(0.01)	$(1.99)	$(0.30)
Average outstanding shares	27,025,995	24,670,516	22,393,030

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007

Cash flows (used in) provided by operating activities:
Net decrease in net assets resulting from operations	$(148,465)	$(49,181,497)	$(6,716,445)
Adjustments to reconcile net decrease in net assets
resulting from operations to net cash used in
operating activities:
Net realized and unrealized loss (gain) on investments	(8,611,997)	38,460,225	(5,199,073)
Depreciation of fixed assets, amortization of premium
or discount on U.S. government securities, and
bridge note interest	12,363	(179,809)	(60,009)
Stock-based compensation expense	3,089,520	5,965,769	8,050,807

Changes in assets and liabilities:
Restricted funds	189,955	2,475,065	(517,235)
Receivable from portfolio company	(28,247)	524	(524)
Interest receivable	35,365	621,856	(21,965)
Prepaid expenses	390,438	4,100	(477,722)
Other receivables	(7,454)	0	819,905
Other assets	(52,965)	88,936	(152,012)
Post retirement plan liabilities	(29,205)	102,210	124,171
Accounts payable and accrued liabilities	(110,138)	(2,529,325)	275,992
Accrued profit sharing	0	0	(261,661)
Deferred rent	(6,302)	(6,385)	(6,801)

Net cash used in operating activities	(5,277,132)	(4,178,331)	(4,142,572)

Cash flows from investing activities:
Purchase of U.S. government securities	(208,875,156)	(133,032,933)	(60,744,292)
Sale of U.S. government securities	205,769,329	140,831,769	60,508,538
Investment in venture capital investments	(12,334,051)	(17,779,462)	(20,595,161)
Proceeds from sale of investments	7,365	136,837	174,669
Purchase of fixed assets	(1,313)	(21,969)	(41,640)

Net cash used in investing activities	(15,433,826)	(9,865,758)	(20,697,886)

Cash flows from financing activities:
Gross proceeds from public offering (Note 10)	23,215,625	15,651,750	14,027,000
Gross expenses for public offering (Note 10)	(1,951,485)	(1,268,253)	(1,033,832)
Proceeds from stock option exercises (Note 5)	421,950	0	10,105,511

Net cash provided by financing activities	21,686,090	14,383,497	23,098,679

Net increase (decrease) in cash:
Cash at beginning of the year	636,333	296,925	2,038,704
Cash at end of the year	1,611,465	636,333	296,925

Net increase (decrease) in cash	$975,132	$339,408	$(1,741,779)

Supplemental disclosures of cash flow information:
Income taxes paid	$2,179	$45,765	$80,236

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended	Year Ended	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007

Changes in net assets from operations:

Net operating loss	$(8,761,215)	$(10,687,151)	$(11,827,543)
Net realized (loss) gain on investments	(11,105,577)	(8,323,634)	30,162
Net decrease in unrealized depreciation
on investments as a result of sales	11,090,579	8,292,072	0
Net decrease (increase) in unrealized
depreciation on investments held	8,627,748	(38,462,784)	5,080,936

Net decrease in net assets resulting
from operations	(148,465)	(49,181,497)	(6,716,445)

Changes in net assets from
capital stock transactions:

Issuance of common stock upon the
exercise of stock options	1,125	0	9,996
Issuance of common stock on offering	48,875	25,450	13,000
Additional paid in capital on common
stock issued	21,636,090	14,358,047	23,075,683
Stock-based compensation expense	3,089,520	5,965,769	8,050,807

Net increase in net assets resulting
from capital stock transactions	24,775,610	20,349,266	31,149,486

Net increase (decrease) in net assets	24,627,145	(28,832,231)	24,433,041

Net Assets:

Beginning of the year	109,531,113	138,363,344	113,930,303

End of the year	$134,158,258	$109,531,113	$138,363,344

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2009

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Unaffiliated Companies (2)(3)(4) – 16.3% of
net assets at value

Private Placement Portfolio (Illiquid) – 16.1% of net assets at value

BioVex Group, Inc. (5)(6)(7)(8) — Developing novel biologics for treatment of cancer and infectious disease
Series E Convertible Preferred Stock	(M)	2,799,552	$1,042,862
Series G Convertible Preferred Stock	(M)	3,738,004	627,985
Warrants at $0.21 expiring 11/5/16	( I )	285,427	20,836
			1,691,683

Cobalt Technologies, Inc. (5)(6)(7)(9) — Developing processes for making biobutanol through biomass fermentation
Series C Convertible Preferred Stock	(M)	352,112	375,000

D-Wave Systems, Inc. (5)(6)(7)(10) — Developing high-
performance quantum computing systems
Series B Convertible Preferred Stock	(M)	1,144,869	907,612
Series C Convertible Preferred Stock	(M)	450,450	357,101
Series D Convertible Preferred Stock	(M)	1,533,395	1,215,622
			2,480,335

Molecular Imprints, Inc. (5)(6) — Manufacturing nanoimprint
lithography capital equipment
Series B Convertible Preferred Stock	(M)	1,333,333	2,999,999
Series C Convertible Preferred Stock	(M)	1,250,000	2,812,500
Warrants at $2.00 expiring 12/31/11	( I )	125,000	163,625
			5,976,124

Nanosys, Inc. (5)(6) — Developing zero and one-dimensional
inorganic nanometer-scale materials and devices
Series C Convertible Preferred Stock	(M)	803,428	1,185,056
Series D Convertible Preferred Stock	(M)	1,016,950	1,500,001
			2,685,057

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2009

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Unaffiliated Companies (2)(3)(4) – 16.3% of
net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 16.1% of net assets at value (Cont.)

Nantero, Inc. (5)(6)(7) — Developing a high-density, nonvolatile, random access memory chip, enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)	345,070	$1,046,908
Series B Convertible Preferred Stock	(M)	207,051	628,172
Series C Convertible Preferred Stock	(M)	188,315	571,329
			2,246,409

NeoPhotonics Corporation (5)(6)(11) — Developing and manufacturing optical devices and components
Common Stock	(M)	1,100,013	739,209
Series 1 Convertible Preferred Stock	(M)	1,831,256	1,230,604
Series 2 Convertible Preferred Stock	(M)	741,898	498,555
Series 3 Convertible Preferred Stock	(M)	2,750,000	1,848,000
Series X Convertible Preferred Stock	(M)	8,923	1,427,680
Warrants at $0.15 expiring 01/26/10	( I )	16,364	11,291
Warrants at $0.15 expiring 12/05/10	( I )	14,063	9,703
			5,765,042

Polatis, Inc. (5)(6)(7) — Developing MEMS-based optical
networking components
Series A-1 Convertible Preferred Stock	(M)	16,775	0
Series A-2 Convertible Preferred Stock	(M)	71,611	0
Series A-4 Convertible Preferred Stock	(M)	4,774	0
Series A-5 Convertible Preferred Stock	(M)	16,438	0
			0

PolyRemedy, Inc. (5)(6)(7) — Developing a robotic
manufacturing platform for wound treatment patches
Series B-1 Convertible Preferred Stock	(M)	287,647	46,933
Series B-2 Convertible Preferred Stock	(M)	676,147	60,853
			107,786

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2009

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Unaffiliated Companies (2)(3)(4) – 16.3% of
net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 16.1% of net assets at value (Cont.)

Siluria Technologies, Inc. (5)(6)(7) — Developing next-generation nanomaterials
Series S-2 Convertible Preferred Stock	(M)	612,061	$204,000

TetraVitae Bioscience, Inc. (5)(6)(7)(12) — Developing methods of producing alternative chemicals and fuels through biomass fermentation
Series B Convertible Preferred Stock	(M)	118,804	125,000

Total Unaffiliated Private Placement Portfolio (cost: $26,977,200)			$21,656,436

Publicly Traded Portfolio (Liquid) – 0.2% of net assets
at value

Orthovita, Inc. (6)(13) — Developing materials and devices
for orthopedic medical implant applications
Common Stock	(M)	64,500	226,395

Total Unaffiliated Publicly Traded Portfolio (cost: $298,827)			$226,395

Total Investments in Unaffiliated Companies (cost: $27,276,027)			$21,882,831

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2009

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(14) –
37.5% of net assets at value

Private Placement Portfolio (Illiquid) – 37.5% of net assets at value

Adesto Technologies Corporation (5)(6)(7) — Developing low-power, high-performance memory devices
Series A Convertible Preferred Stock	(M)	6,547,619	$2,420,000
Series B Convertible Preferred Stock	(M)	5,952,381	2,200,000
			4,620,000

BridgeLux, Inc. (5)(6) — Manufacturing high-power light
emitting diodes (LEDs) and arrays
Series B Convertible Preferred Stock	(M)	1,861,504	1,804,914
Series C Convertible Preferred Stock	(M)	2,130,699	2,065,926
Series D Convertible Preferred Stock	(M)	833,333	807,999
Warrants at $0.7136 expiring 12/31/14	( I )	163,900	98,995
Warrants at $1.50 expiring 8/26/14	( I )	124,999	55,375
			4,833,209

Cambrios Technologies Corporation (5)(6)(7) — Developing
nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock	(M)	1,294,025	647,013
Series C Convertible Preferred Stock	(M)	1,300,000	650,000
Series D Convertible Preferred Stock	(M)	515,756	257,878
			1,554,891

CFX Battery, Inc. (5)(6)(7)(15) — Developing batteries using nanostructured materials
Series A Convertible Preferred Stock	(M)	2,565,798	2,822,378
Series B Convertible Preferred Stock	(M)	812,500	1,300,000
			4,122,378

Crystal IS, Inc. (5)(6) — Developing single-crystal
aluminum nitride substrates for light-emitting diodes
Common Stock	(M)	2,585,657	0
Warrants at $0.78 expiring 05/05/13	( I )	15,231	0
Warrants at $0.78 expiring 05/12/13	( I )	2,350	0
Warrants at $0.78 expiring 08/08/13	( I )	4,396	0
			0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2009

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(14) –
37.5% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 37.5% of net assets at value (Cont.)

Ensemble Discovery Corporation (5)(6)(16) — Developing DNA-
Programmed ChemistryTM for the discovery of new classes of
therapeutics and bioassays
Series B Convertible Preferred Stock	(M)	1,449,275	$1,500,000
Unsecured Convertible Bridge Note (including interest)	(M)	$299,169	325,506
			1,825,506

Enumeral Technologies, Inc. (5)(6)(7)(13) — Developing high-value opportunities in immunology including therapeutic discovery, immune profiling and personalized medicine
Unsecured Convertible Bridge Note (including interest)	(M)	$250,000	250,438

Innovalight, Inc. (5)(6)(7) — Developing solar power
products enabled by silicon-based nanomaterials
Series B Convertible Preferred Stock	(M)	16,666,666	2,969,667
Series C Convertible Preferred Stock	(M)	5,810,577	1,276,457
Series D Convertible Preferred Stock	(M)	4,046,974	721,090
			4,967,214

Kovio, Inc. (5)(6) — Developing semiconductor products
using printed electronics and thin-film technologies
Series C Convertible Preferred Stock	(M)	2,500,000	609,943
Series D Convertible Preferred Stock	(M)	800,000	195,182
Series E Convertible Preferred Stock	(M)	1,200,000	1,500,000
Warrants at $1.25 expiring 12/31/12	( I )	355,880	291,466
			2,596,591

Mersana Therapeutics, Inc. (5)(6)(7) — Developing treatments for cancer based on novel drug delivery polymers
Series A Convertible Preferred Stock	(M)	68,451	68,451
Series B Convertible Preferred Stock	(M)	866,500	866,500
Unsecured Convertible Bridge Note (including interest)	(M)	$650,000	708,165
Warrants at $2.00 expiring 10/21/10	( I )	91,625	16,218
			1,659,334

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2009

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(14) –
37.5% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 37.5% of net assets at value (Cont.)

Metabolon, Inc. (5)(6) — Developing service and diagnostic products through the use of a metabolomics, or biochemical, profiling platform
Series B Convertible Preferred Stock	(M)	371,739	$1,034,061
Series B-1 Convertible Preferred Stock	(M)	148,696	413,625
Series C Convertible Preferred Stock	(M)	1,000,000	1,000,000
Warrants at $1.15 expiring 3/25/15	( I )	74,348	112,092
			2,559,778

NanoGram Corporation (5)(6) — Developing solar power products enabled by silicon-based nanomaterials
Series I Convertible Preferred Stock	(M)	63,210	0
Series II Convertible Preferred Stock	(M)	1,250,904	0
Series III Convertible Preferred Stock	(M)	1,242,144	0
Series IV Convertible Preferred Stock	(M)	432,179	0
			0

Nextreme Thermal Solutions, Inc. (5)(6) — Developing thin-film thermoelectric devices for cooling and energy conversion
Series A Convertible Preferred Stock	(M)	17,500	1,750,000
Series B Convertible Preferred Stock	(M)	4,870,244	2,655,257
			4,405,257

Questech Corporation (5)(6) — Manufacturing and marketing
proprietary metal and stone decorative tiles
Common Stock	(M)	655,454	425,390

Solazyme, Inc. (5)(6)(7) — Developing algal biodiesel, industrial chemicals and special ingredients based on synthetic biology
Series A Convertible Preferred Stock	(M)	988,204	4,978,157
Series B Convertible Preferred Stock	(M)	495,246	2,494,841
Series C Convertible Preferred Stock	(M)	651,309	3,281,021
			10,754,019

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2009

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(14) –
37.5% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 37.5% of net assets at value (Cont.)

Xradia, Inc. (5)(6) — Designing, manufacturing and selling ultra-high resolution 3D x-ray microscopes and fluorescence imaging systems
Series D Convertible Preferred Stock	(M)	3,121,099	$5,723,215

Total Non-Controlled Private Placement Portfolio (cost: $54,864,948)			$50,297,220

Total Investments in Non-Controlled Affiliated Companies (cost: $54,864,948)			$50,297,220

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2009

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Controlled Affiliated Companies (2)(17) –
4.40% of net assets at value

Private Placement Portfolio (Illiquid) – 4.40% of
net assets at value

Ancora Pharmaceuticals Inc. (5)(6)(7) — Developing synthetic carbohydrates for pharmaceutical applications
Series B Convertible Preferred Stock	(M)	1,663,808	$17,374
Series C Convertible Preferred Stock	(M)	2,066,051	1,239,632
			1,257,006

Laser Light Engines, Inc. (5)(6)(7) — Manufacturing solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	(M)	7,499,062	1,000,000
Secured Convertible Bridge Note (including interest)	(M)	$1,390,000	1,434,116
			2,434,116

SiOnyx, Inc. (5)(6)(7) — Developing silicon-based optoelectronic products enabled by its proprietary "Black Silicon"
Series A Convertible Preferred Stock	(M)	233,499	67,843
Series A-1 Convertible Preferred Stock	(M)	2,966,667	861,965
Series A-2 Convertible Preferred Stock	(M)	4,207,537	1,222,500
			2,152,308

Total Controlled Private Placement Portfolio (cost: $10,248,932)			$5,843,430

Total Investments in Controlled Affiliated Companies (cost: $10,248,932)			$5,843,430

Total Private Placement and Publicly Traded Portfolio (cost: $92,389,907)			$78,023,481

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2009

		Method of	Shares/
		Valuation (1)	Principal	Value

U.S. Government Securities (18) – 41.7% of net assets at value

U.S. Treasury Bill	— due date 04/22/10	(M)	$10,000,000	$9,997,600
U.S. Treasury Bill	— due date 06/17/10	(M)	42,175,000	42,139,151
U.S. Treasury Notes	— due date 02/28/10, coupon 2.000%	(M)	3,800,000	3,810,830

Total Investments in U.S. Government Securities (cost: $55,960,024)				$55,947,581

Total Investments (cost: $148,349,931)				$133,971,062

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2009

Notes to Consolidated Schedule of Investments

(1)	See Footnote to Consolidated Schedule of Investments on page 101 for a description of the Valuation Procedures.

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

(3)
The aggregate cost for federal income tax purposes of investments in unaffiliated private companies is $26,977,200.  The gross unrealized appreciation based on the tax cost for these securities is $2,338,205. The gross unrealized depreciation based on the tax cost for these securities is $7,658,969.

(4)
The aggregate cost for federal income tax purposes of investments in unaffiliated publicly traded companies is $298,827.  The gross unrealized appreciation based on the tax cost for these securities is $0.  The gross unrealized depreciation based on the tax cost for these securities is $72,432.

(5)	Legal restrictions on sale of investment.

(6)	Represents a non-income producing security. Equity investments that have not paid dividends within the last 12 months are considered to be non-income producing.

(7)
These investments are development-stage companies.  A development-stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations, or it has commenced such operations but has not realized significant revenue from them.

(8)
With our purchase of Series E Convertible Preferred Stock of BioVex, we received a warrant to purchase a number of shares of common stock of BioVex as determined by dividing 624,999.99 by the price per share at which the common stock is offered and sold to the public in connection with the IPO.  The ability to exercise this warrant is therefore contingent on BioVex completing successfully an IPO before the expiration date of the warrant on September 27, 2012.  The exercise price of this warrant shall be 110 percent of the IPO price.

(9)	Cobalt Technologies, Inc., does business as Cobalt Biofuels.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2009

(10)
D-Wave Systems, Inc., is located and is doing business primarily in Canada.   We invested in D-Wave Systems, Inc., through D-Wave USA, a Delaware company.  Our investment is denominated in Canadian dollars and is subject to foreign currency translation.  See "Note 2. Summary of Significant Accounting Policies."

(11)	We exercised NeoPhotonics Corporation warrants in January and February 2010. See "Note 12. "Subsequent Events."

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

(14)
The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $54,864,948.  The gross unrealized appreciation based on the tax cost for these securities is $10,648,525.  The gross unrealized depreciation based on the tax cost for these securities is $15,216,253.

(15)	On February 28, 2008, Lifco, Inc., merged with CFX Battery, Inc. The surviving entity is CFX Battery, Inc.

(16)
With our investment in a convertible bridge note issued by Ensemble Discovery, we received a warrant to purchase a number of shares of the class of stock sold in the next financing of Ensemble Discovery equal to $149,539.57 divided by the price per share of the class of stock sold in the next financing of Ensemble Discovery.  The ability to exercise this warrant is, therefore, contingent on Ensemble Discovery completing successfully a subsequent round of financing.  This warrant shall expire and no longer be exercisable on September 10, 2015.  The cost basis of this warrant is $89.86.

(17)
The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $10,248,932.  The gross unrealized appreciation based on the tax cost for these securities is $0.  The gross unrealized depreciation based on the tax cost for these securities is $4,405,502.

(18)
The aggregate cost for federal income tax purposes of our U.S. government securities is $55,960,024. The gross unrealized appreciation on the tax cost for these securities is $0. The gross unrealized depreciation on the tax cost of these securities is $12,443.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2008

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Unaffiliated Companies (2)(3) – 11.0% of net assets at value

Private Placement Portfolio (Illiquid) – 11.0% of net assets at value

BioVex Group, Inc. (4)(5)(6)(7)(8) — Developing novel biologics for treatment of cancer and infectious disease
Series E Convertible Preferred Stock	(M)	2,799,552	$60,750
Unsecured Convertible Bridge Note (including interest)	(M)	$200,000	203,222
			263,972

Cobalt Technologies, Inc. (4)(5)(6)(9)(10) — Developing biobutanol through biomass fermentation
Series C Convertible Preferred Stock	(M)	176,056	187,500

Exponential Business Development Company (4)(5) — Venture capital partnership focused on early-stage companies
Limited Partnership Interest	(M)	1	2,219

Kereos, Inc. (4)(5)(6) — Developing emulsion-based imaging agents and targeted therapeutics to image and treat cancer and cardiovascular disease
Common Stock	(M)	545,456	0

Molecular Imprints, Inc. (4)(5) — Manufacturing nanoimprint lithography capital equipment
Series B Convertible Preferred Stock	(M)	1,333,333	1,083,333
Series C Convertible Preferred Stock	(M)	1,250,000	1,015,625
Warrants at $2.00 expiring 12/31/11	( I )	125,000	35,625
			2,134,583

Nanosys, Inc. (4)(5) — Developing zero and one-dimensional inorganic nanometer-scale materials and devices
Series C Convertible Preferred Stock	(M)	803,428	2,370,113
Series D Convertible Preferred Stock	(M)	1,016,950	3,000,003
			5,370,116

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2008

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Unaffiliated Companies (2)(3) – 11.0% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) – 11.0% of net assets at value (cont.)

Nantero, Inc. (4)(5)(6) — Developing a high-density, nonvolatile, random access memory chip, enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)	345,070	$1,046,908
Series B Convertible Preferred Stock	(M)	207,051	628,172
Series C Convertible Preferred Stock	(M)	188,315	571,329
			2,246,409

NeoPhotonics Corporation (4)(5) — Developing and manufacturing optical devices and components
Common Stock	(M)	716,195	181,262
Series 1 Convertible Preferred Stock	(M)	1,831,256	463,472
Series 2 Convertible Preferred Stock	(M)	741,898	187,767
Series 3 Convertible Preferred Stock	(M)	2,750,000	695,995
Series X Convertible Preferred Stock	(M)	2,000	101,236
Warrants at $0.15 expiring 01/26/10	( I )	16,364	2,373
Warrants at $0.15 expiring 12/05/10	( I )	14,063	2,349
			1,634,454

Polatis, Inc. (4)(5)(6)(11) — Developing MEMS-based optical networking components
Series A-1 Convertible Preferred Stock	(M)	16,775	0
Series A-2 Convertible Preferred Stock	(M)	71,611	0
Series A-4 Convertible Preferred Stock	(M)	4,774	0
Series A-5 Convertible Preferred Stock	(M)	16,438	0
			0

PolyRemedy, Inc. (4)(5)(6)(9) —Developing a robotic manufacturing platform for wound treatment patches
Series B-1 Convertible Preferred Stock	(M)	287,647	122,250

Starfire Systems, Inc. (4)(5) — Producing ceramic-forming polymers
Common Stock	(M)	375,000	0
Series A-1 Convertible Preferred Stock	(M)	600,000	0
			0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2008

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Unaffiliated Companies (2)(3) – 11.0% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) – 11.0% of net assets at value (cont.)

TetraVitae Bioscience, Inc. (4)(5)(6)(9)(12) — Developing alternative fuels through biomass fermentation
Series B Convertible Preferred Stock	(M)	118,804	$125,000

Total Unaffiliated Private Placement Portfolio (cost: $24,208,281)			$12,086,503

Total Investments in Unaffiliated Companies (cost: $24,208,281)			$12,086,503

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2008

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(13) – 36.2% of net assets at value

Private Placement Portfolio (Illiquid) – 36.2% of net assets at value

Adesto Technologies Corporation (4)(5)(6) — Developing semiconductor-related products enabled at the nanoscale
Series A Convertible Preferred Stock	(M)	6,547,619	$1,100,000

Ancora Pharmaceuticals, Inc. (4)(5)(6) — Developing synthetic carbohydrates for pharmaceutical applications
Series B Convertible Preferred Stock	(M)	1,663,808	1,200,000

Bridgelux, Inc. (4)(5)(14) — Manufacturing high-power light emitting diodes
Series B Convertible Preferred Stock	(M)	1,861,504	1,396,128
Series C Convertible Preferred Stock	(M)	2,130,699	1,598,025
Series D Convertible Preferred Stock	(M)	666,667	500,000
Warrants at $0.7136 expiring 12/31/14	( I )	98,340	60,774
Warrants at $0.7136 expiring 12/31/14	( I )	65,560	40,516
			3,595,443

Cambrios Technologies Corporation (4)(5)(6) — Developing nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock	(M)	1,294,025	647,013
Series C Convertible Preferred Stock	(M)	1,300,000	650,000
			1,297,013

CFX Battery, Inc. (4)(5)(6)(15) — Developing batteries using nanostructured materials
Series A Convertible Preferred Stock	(M)	1,880,651	1,473,264

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2008

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(13) – 36.2% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) – 36.2% of net assets at value (cont.)

Crystal IS, Inc. (4)(5) — Developing single-crystal aluminum nitride substrates for optoelectronic devices
Series A Convertible Preferred Stock	(M)	391,571	$76,357
Series A-1 Convertible Preferred Stock	(M)	1,300,376	253,574
Warrants at $0.78 expiring 05/05/13	( I )	15,231	1,584
Warrants at $0.78 expiring 05/12/13	( I )	2,350	244
Warrants at $0.78 expiring 08/08/13	( I )	4,396	479
			332,238

CSwitch Corporation (4)(5)(6)(16) — Developing next-generation, system-on-a-chip solutions for communications-based platforms
Series A-1 Convertible Preferred Stock	(M)	6,863,118	0
Unsecured Convertible Bridge Note (including interest)	(M)	$1,766,673	118,624
			118,624

D-Wave Systems, Inc. (4)(5)(6)(17) — Developing high-performance quantum computing systems
Series B Convertible Preferred Stock	(M)	1,144,869	1,038,238
Series C Convertible Preferred Stock	(M)	450,450	408,496
Series D Convertible Preferred Stock	(M)	1,533,395	1,390,578
			2,837,312

Ensemble Discovery Corporation (4)(5)(6)(18) — Developing DNA Programmed Chemistry for the discovery of new classes of therapeutics and bioassays
Series B Convertible Preferred Stock	(M)	1,449,275	1,000,000
Unsecured Convertible Bridge Note (including interest)	(M)	$250,286	256,375
			1,256,375

Innovalight, Inc. (4)(5)(6) — Developing solar power products enabled by silicon-based nanomaterials
Series B Convertible Preferred Stock	(M)	16,666,666	4,288,662
Series C Convertible Preferred Stock	(M)	5,810,577	1,495,176
			5,783,838

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2008

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(13) – 36.2% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) – 36.2% of net assets at value (cont.)

Kovio, Inc. (4)(5)(6) — Developing semiconductor products using printed electronics and thin-film technologies
Series C Convertible Preferred Stock	(M)	2,500,000	$2,561,354
Series D Convertible Preferred Stock	(M)	800,000	819,633
Series E Convertible Preferred Stock	(M)	1,200,000	1,229,450
Warrants at $1.25 expiring 12/31/12	( I )	355,880	253,066
			4,863,503

Mersana Therapeutics, Inc. (4)(5)(6)(19) — Developing advanced polymers for drug delivery
Series A Convertible Preferred Stock	(M)	68,451	68,451
Series B Convertible Preferred Stock	(M)	866,500	866,500
Warrants at $2.00 expiring 10/21/10	( I )	91,625	33,718
Unsecured Convertible Bridge Note (including interest)	(M)	$200,000	208,110
			1,176,779

Metabolon, Inc. (4)(5) — Discovering biomarkers through the use of metabolomics
Series B Convertible Preferred Stock	(M)	2,173,913	882,768
Series B-1 Convertible Preferred Stock	(M)	869,565	353,107
Warrants at $1.15 expiring 3/25/15	( I )	434,783	127,391
			1,363,266

NanoGram Corporation (4)(5) — Developing solar power products enabled by silicon-based nanomaterials
Series I Convertible Preferred Stock	(M)	63,210	31,131
Series II Convertible Preferred Stock	(M)	1,250,904	616,070
Series III Convertible Preferred Stock	(M)	1,242,144	611,756
Series IV Convertible Preferred Stock	(M)	432,179	212,848
			1,471,805

Nanomix, Inc. (4)(5) — Producing nanoelectronic sensors that integrate carbon nanotube electronics with silicon microstructures
Series C Convertible Preferred Stock	(M)	977,917	23,622
Series D Convertible Preferred Stock	(M)	6,802,397	6,428
			30,050

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2008

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(13) – 36.2% of net assets at value (cont.)

Private Placement Portfolio (Illiquid) – 36.2% of net assets at value (cont.)

Nextreme Thermal Solutions, Inc. (4)(5) — Developing thin-film thermoelectric devices for cooling and energy conversion
Series A Convertible Preferred Stock	(M)	17,500	$875,000
Series B Convertible Preferred Stock	(M)	4,870,244	1,327,629
			2,202,629

Questech Corporation (4)(5) — Manufacturing and marketing proprietary metal and stone decorative tiles
Common Stock	(M)	655,454	128,266
Warrants at $1.50 expiring 11/19/09	( I )	5,000	20
			128,286

Siluria Technologies, Inc. (4)(5)(6) — Developing next-generation nanomaterials
Series S-2 Convertible Preferred Stock	(M)	482,218	0
Unsecured Bridge Note (including interest)	(M)	$42,542	42,731
			42,731

Solazyme, Inc. (4)(5)(6) — Developing algal biodiesel, industrial chemicals and special ingredients based on synthetic biology
Series A Convertible Preferred Stock	(M)	988,204	2,489,088
Series B Convertible Preferred Stock	(M)	495,246	1,247,426
Series C Convertible Preferred Stock	(M)	651,309	1,640,517
			5,377,031

Xradia, Inc. (4)(5) — Designing, manufacturing and selling ultra-high resolution 3D x-ray microscopes and fluorescence imaging systems
Series D Convertible Preferred Stock	(M)	3,121,099	4,000,000

Total Non-Controlled Private Placement Portfolio (cost: $60,796,720)			$39,650,187

Total Investments in Non-Controlled Affiliated Companies (cost: $60,796,720)			$39,650,187

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2008

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Controlled Affiliated Companies (2)(20) – 4.8% of net assets at value

Private Placement Portfolio (Illiquid) – 4.8% of net assets at value

Laser Light Engines, Inc. (4)(5)(6)(9) — Manufacturing solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	(M)	7,499,062	$2,000,000

SiOnyx, Inc. (4)(5)(6) — Developing silicon-based optoelectronic products enabled by its proprietary "Black Silicon"
Series A Convertible Preferred Stock	(M)	233,499	101,765
Series A-1 Convertible Preferred Stock	(M)	2,966,667	1,292,948
Series A-2 Convertible Preferred Stock	(M)	4,207,537	1,833,750
			3,228,463

Total Controlled Private Placement Portfolio (cost: $6,085,000)			$5,228,463

Total Investments in Controlled Affiliated Companies (cost: $6,085,000)			$5,228,463

Total Private Placement Portfolio (cost: $91,090,001)			$56,965,153

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2008

	Method of	Shares/
	Valuation (1)	Principal	Value

U.S. Government Securities (21) – 48.4% of net assets at value

U.S. Treasury Bill — due date 01/29/09	(M)	$52,985,000	$52,983,940

Total Investments in U.S. Government Securities (cost: $52,956,288)			$52,983,940

Total Investments (cost: $144,046,289)			$109,949,093

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2008

Notes to Consolidated Schedule of Investments

(1)	See Footnote to Consolidated Schedule of Investments on page 101 for a description of the Valuation Procedures.

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

(6)
These investments are development-stage companies.  A development-stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations, or it has commenced such operations but has not realized significant revenue from them.

(7)
With our purchase of Series E Convertible Preferred Stock of BioVex, we received a warrant to purchase a number of shares of common stock of BioVex as determined by dividing 624,999.99 by the price per share at which the common stock is offered and sold to the public in connection with the IPO.  The ability to exercise this warrant is therefore contingent on BioVex completing successfully an IPO before the expiration date of the warrant on September 27, 2012.  The exercise price of this warrant shall be 110 percent of the IPO price.

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

The values assigned to these investments are based on available information and do not necessarily represent amounts that might ultimately be realized when that investment is sold, as such amounts depend on future circumstances and cannot reasonably be determined until the individual investments are actually liquidated or become readily marketable.

II.           Approaches to Determining Fair Value

Accounting Standards Codification Topic 820, "Fair Value Measurements and Disclosures," ("ASC 820") defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  In effect, ASC 820 applies fair value terminology to all valuations whereas the 1940 Act applies market value terminology to readily marketable assets and fair value terminology to other assets.

The main approaches to measuring fair value utilized are the market approach and the income approach.

•
Market Approach: The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. For example, the market approach often uses market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range each appropriate multiple falls requires judgment considering factors specific to the measurement (qualitative and quantitative).

•
 Income Approach: The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. Those valuation techniques include present value techniques; option-pricing models, such as the Black-Scholes-Merton formula (a closed-form model) and a binomial model (a lattice model), which incorporate present value techniques; and the multi-period excess earnings method, which is used to measure the fair value of certain assets.

ASC Topic 820 classifies the inputs used to measure fair value by these approaches into the following hierarchy:

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

1.	Readily Marketable: Long-term fixed-income securities for which market quotations are readily available are valued using the most recent bid quotations when available

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

Harris & Harris Enterprises, Inc.SM, is a 100 percent wholly owned subsidiary of the Company.  Harris & Harris Enterprises, Inc., is a partner in Harris Partners I, L.P. SM, and is taxed under Subchapter C of the Code (a "C Corporation").  Harris Partners I, L.P, is a limited partnership and, from time to time, may be used to hold certain interests in portfolio companies.  The partners of Harris Partners I, L.P., are Harris & Harris Enterprises, Inc., (sole general partner) and Harris & Harris Group, Inc. (sole limited partner).  Harris & Harris Enterprises, Inc., pays taxes on any non-passive investment income generated by Harris Partners I, L.P.   For the year ended December 31, 2009, there was no non-passive investment income generated by Harris Partners I, L.P.  The Company consolidates the results of its subsidiaries for financial reporting purposes.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements:

Principles of Consolidation.  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and include the accounts of the Company and its wholly owned subsidiary.  All significant inter-company accounts and transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Portfolio Investment Valuations.  Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the SEC and in accordance with GAAP.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets.  (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.")  At December 31, 2009, our financial statements include private venture capital investments and one publicly traded venture capital investment valued at $77,797,086 and $226,395, respectively.  The fair values of our private venture capital investments were determined in good faith by, or under the direction, of the Board of Directors.  Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated.  The difference could be material.

Foreign Currency Translation.  The accounting records of the Company are maintained in U.S. dollars.  All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation.  For the twelve months ended December 31, 2009, included in the net decrease in unrealized depreciation on investments was a $469,809 gain resulting from foreign currency translation.

Securities Transactions.  Securities transactions are accounted for on the date the transaction for the purchase or sale of the securities is entered into by the Company (i.e., trade date).

Interest Income Recognition.  Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis.  When securities are determined to be non-income producing, the Company ceases accruing interest and writes off any previously accrued interest.  During the twelve months ended December 31, 2009, the Company earned $135,536 in interest on U.S. government securities and interest-bearing accounts.  During the twelve months ended December 31, 2009, the Company recorded, net of write-offs, $79,224 of bridge note interest.

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

Stock-Based Compensation.  The Company has a stock-based employee compensation plan.  The Company accounts for the Harris & Harris Group, Inc. 2006 Equity Incentive Plan (the "Stock Plan") by determining the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, and records these amounts as an expense in the Consolidated Statement of Operations over the vesting period with a corresponding increase to our additional paid-in capital.  For the years ended December 31, 2009, 2008 and 2007, the increase to our operating expenses was offset by the increase to our additional paid-in capital, resulting in no net impact to our net asset value.  Additionally, the Company does not record the tax benefits associated with the expensing of stock options, because the Company currently intends to qualify as a RIC under Subchapter M of the Code.  The amount of non-cash, stock-based compensation expense recognized in the Consolidated Statement of Operations is based on the fair value of the awards the Company expects to vest, recognized over the vesting period on a straight-line basis for each award, and adjusted for actual options vested and pre-vesting forfeitures.  The forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate and is accounted for in the current period and prospectively.  See "Note 5.  Stock-Based Compensation" for further discussion.

Income Taxes.  As we intend to qualify as a RIC under Subchapter M of the Internal Revenue Code, the Company does not provide for income taxes.  The Company recognizes interest and penalties in income tax expense.

We pay federal, state and local income taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is a C corporation.  See "Note 8.  Income Taxes."

Restricted Funds.  The Company maintained a rabbi trust for the purposes of accumulating funds to satisfy the obligations incurred by us for the Supplemental Executive Retirement Plan ("SERP") under the employment agreement with Charles E. Harris, the former Chairman and Chief Executive Officer of the Company.  The final payment from this rabbi trust was made on July 31, 2009, after which the rabbi trust was closed.  At December 31, 2009, we held $2,000 in restricted funds as a security deposit for a sublessor.

Property and Equipment.  Property and equipment are included in "Other Assets" and are carried at $69,528 and $119,180 at December 31, 2009, and December 31, 2008, respectively, representing cost, less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful lives of the premises and equipment.  We estimate the useful lives to be five to ten years for furniture and fixtures, three years for computer equipment, and five to seven years for leasehold improvements.

Post Retirement Plan Liabilities.  Unrecognized actuarial gains and losses are recognized as net periodic benefit cost pursuant to the Company's historical accounting policy for amortizing such amounts.  Actuarial gains and losses that arise that are not recognized as net periodic benefit cost in the same periods will be recognized as a component of net assets.

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

    Effective July 1, 2009, the FASB’s Accounting Standards Codification ("ASC" or "Codification") became the single official source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s consolidated financial statements.

NOTE 3.  BUSINESS RISKS AND UNCERTAINTIES

We have invested a substantial portion of our assets in privately held companies, the securities of which are inherently illiquid.  We also seek to invest in small publicly traded companies that we believe have exceptional growth potential.  Although these companies are publicly traded, their stock may not trade at high volumes and prices can be volatile, which may restrict our ability to sell our positions.  These privately held and publicly traded businesses tend to lack management depth, to have limited or no history of operations and to not have attained profitability.  Because of the speculative nature and the lack of a public market for these investments, there is greater risk of loss than is the case with traditional investment securities.

Because there is typically no public market for our interests in the small privately held companies in which we invest, the valuation of the equity and bridge note interests in that portion of our portfolio is determined in good faith by our Valuation Committee, comprised of all of the independent members of our Board of Directors, in accordance with our Valuation Procedures and is subject to significant estimates and judgments.  In the absence of a readily ascertainable market value, the determined value of our portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed.  Any changes in valuation are recorded in our Consolidated Statement of Operations as "Net decrease (increase) in unrealized depreciation on investments."  Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.

NOTE 4.  INVESTMENTS

At December 31, 2009, our financial assets were categorized as follows in the fair value hierarchy:

		Fair Value Measurement at Reporting Date Using:
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government Securities	$55,947,581	$52,136,751	$3,810,830	$0

Private Portfolio Companies:
Preferred Stock	$73,134,661	$0	$0	$73,134,661
Bridge Notes	$2,718,225	$0	$0	$2,718,225
Common Stock	$1,164,599	$0	$0	$1,164,599
Warrants	$779,601	$0	$0	$779,601
	$77,797,086
Publicly Traded
Portfolio Companies	$226,395	$226,395	$0	$0

Total	$133,971,062	$52,363,146	$3,810,830	$77,797,086

The following chart shows the components of change in the financial assets categorized as Level 3, for the twelve months ended December 31, 2009.

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
Portfolio Companies

Beginning Balance, January 1, 2009	$56,965,153

Total realized losses included in change in net assets	(11,106,005)

Total unrealized gains included in change in net assets	19,830,852

Investments in private placements and interest on bridge notes	12,212,789

Disposals and write-offs of bridge note interest	(105,703)

Ending Balance, December 31, 2009	$77,797,086

The amount of total gains for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$8,786,290

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

 During the years ended December 31, 2009, 2008, and 2007, the Compensation Committee of the Board of Directors of the Company approved individual non-qualified stock option ("NQSO") awards for certain officers and employees of the Company.   The terms and conditions of the stock options granted were determined by the Compensation Committee and set forth in award agreements between the Company and each award recipient.

The option grants during the years ended December 31, 2009, 2008, and 2007 were as follows:

Grant Date	No. of Options Granted	Option Type	Vesting Period	Exercise Price[1]

November 11, 2009	200,000	NQSO	11/10 to 11/12	$4.49
May 13, 2009	200,000	NQSO	11/09 to 05/13	$4.46
March 18, 2009	329,999	NQSO	03/10 to 03/13	$3.75
August 13, 2008	1,163,724	NQSO	12/08 to 08/12	$6.92
March 19, 2008	348,032	NQSO	03/09 to 03/12	$6.18
June 27, 2007	1,700,609	NQSO	12/07 to 06/14	$11.11

1 The exercise price for the November 11, 2009, May 13, 2009, and March 18, 2009, grants was the closing price of our shares of common stock as quoted on the Nasdaq Global Market on the date of grant. The exercise price for the August 13, 2008, March 19, 2008, and June 27, 2007, grants was the volume weighted average price as quoted on the Nasdaq Global Market on the date of the grant.

The 2009 option awards may become fully vested and exercisable prior to the date or dates in the vesting schedule if the Board of Directors accepts an offer for the sale of all or substantially all of the Company's assets.  Upon exercise, the shares would be issued from our previously authorized but unissued shares.  In addition, with respect to the grant on March 18, 2009, the awards were to become fully vested and exercisable prior to the date or dates in the vesting schedule if (1) the market price of the shares of our stock reached $6.00 per share at the close of business on three consecutive trading days on the Nasdaq Global Market or (2) the Board of Directors accepted an offer for the sale of substantially all of the Company's assets.

At the close of business on July 28, 2009, the price of our stock reached $6.00 for the third consecutive trading day on the Nasdaq Global Market.  Accordingly, the vesting schedule accelerated and all 329,999 options became immediately vested and exercisable.  The remaining compensation cost of $364,839 was recognized in the quarter ended September 30, 2009.  This expense has no impact on the net asset value as the non-cash compensation cost is offset by an increase to our additional paid-in capital.

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

The assumptions used in the calculation of fair value of the stock options granted during 2008 using the Black-Scholes-Merton model for the contract term were as follows:

							Weighted
							Average
		Number	Expected	Expected	Expected	Risk-free	Fair
		of Options	Term	Volatility	Dividend	Interest	Value
Type of Award	Term	Granted	in Yrs	Factor	Yield	Rates	Per Share

Non-qualified stock options	9.78 Years	348,032	6.14	57.1%	0%	2.62%	$3.45

Non-qualified stock options	9.38 Years	1,163,724	Ranging From 4.88 to 5.94	Ranging From 50.6% to 55.1%	0%	Ranging From 3.24% to 3.40%	Ranging From $3.25 to $3.79

Total		1,511,756

The assumptions used in the calculation of fair value using the Black-Scholes model for each contract term for grants in 2009 were as follows:

		Number	Expected	Expected	Expected	Risk-free	Fair
	Contractual	of Options	Term	Volatility	Dividend	Interest	Value
Type of Award	Term	Granted	in Yrs	Factor	Yield	Rate	Per Share

Non-qualified stock options	2 Years	394,570	Ranging from 1.375 to 1.5	Ranging from 71.7% to 105.5%	0%	Ranging from 0.52% to 0.71%	Ranging from $1.29 to $2.08

Non-qualified stock options	5 Years	200,000	3.5	64.6%	0%	1.64%	$2.11

Non-qualified stock options	10 Years	51,200	6.25	60.6%	0%	2.35%	$2.60

Total		645,770

For the March 2009 grant of 10-year stock options, we used a Lattice model to calculate fair value.  The assumptions used in the lattice model for the March 2009 grant of 10-year stock options were as follows:

		Number		Expected	Expected	Risk-free	Fair
	Contractual	of Options	Suboptimal	Volatility	Dividend	Interest	Value
Type of Award	Term	Granted	Factor	Factor	Yield	Rate	Per Share

Non-qualified stock options	10 Years	84,229	2	73.1%	0%	2.59%	$1.97

For the years ended December 31, 2009, December 31, 2008, and December 31, 2007, the Company recognized $3,089,520, $5,965,769 and $8,050,807 of compensation expense in the Consolidated Statement of Operations, respectively.  As of December 31, 2009, there was approximately $5,835,486 of unrecognized compensation cost related to unvested stock option awards.  This cost is expected to be recognized over a weighted-average period of approximately two years.

For the year ended December 31, 2009, a total of 112,520 options were exercised for total proceeds to the Company of $421,950.  For the year ended December 31, 2008, no stock options were exercised.  For the year ended December 31, 2007, a total of 999,556 options were exercised for total proceeds to the Company of $10,105,511.

The grant date fair value of options vested during the years ended December 31, 2009, December 31, 2008, and December 31, 2007, was $3,821,871, $6,779,996 and $6,851,874, respectively.

For the years ended December 31, 2009, December 31, 2008, and December 31, 2007, the calculation of the net decrease in net assets resulting from operations per share excludes the stock options because such options were anti-dilutive.  The options may be dilutive in future periods in which there is a net increase in net assets resulting from operations, in the event that there is a significant increase in the average stock price in the stock market or significant decreases in the amount of unrecognized compensation cost.

A summary of the changes in outstanding stock options for the year ended December 31, 2009, is as follows:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining	Aggregate
		Exercise	Grant Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (Yrs)	Value

Options Outstanding at January 1, 2009	4,638,213	$9.30	$4.83	6.03	$0

Granted	729,999	$4.15	$1.85	3.74

Exercised	(112,520)	$3.75	$1.32

Forfeited or Expired	(1,071,189)	$10.66	$3.32

Options Outstanding at December 31, 2009	4,184,503	$8.20	$4.79	6.24	$216,333

Options Exercisable at December 31, 2009	2,442,349	$8.94	$5.13	5.54	$186,517

Options Exercisable and Expected to be Exercisable at December 31, 2009	4,125,952	$8.17	$4.75	6.24	$216,333

The aggregate intrinsic value in the table above with respect to options outstanding, exercisable and expected to be exercisable, is calculated as the difference between the Company's closing stock price of $4.57 on the last trading day of 2009 and the exercise price, multiplied by the number of in-the-money options.  This calculation represents the total pre-tax intrinsic value that would have been received by the option holders had all options been fully vested and all option holders exercised their awards on December 31, 2009.

At December 31, 2009, there were 1,742,155 unvested options with a weighted average grant date fair value of $4.31.  At December 31, 2008, there were 2,170,626 unvested options with a weighted average grant date fair value of $4.60.  At December 31, 2007, there were 2,250,619 unvested options with a weighted average grant date fair value of $5.02

During the year ended December 31, 2009, a total of 1,158,471 options vested having a weighted average grant date fair value of $3.30

For the twelve months ended December 31, 2009, the aggregate intrinsic value of the 112,520 options exercised was $295,671.  No options were exercised during 2008.  For the twelve months ended December 31, 2007, the aggregate intrinsic value of the 999,556 options exercised was $1,700,552.

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

NOTE 6.  DISTRIBUTABLE EARNINGS

As of December 31, 2009, December 31, 2008, and December 31, 2007, there were no distributable earnings.  The difference between the book basis and tax basis components of distributable earnings is primarily nondeductible deferred compensation and net operating losses.

The Company did not declare dividends for the years ended December 31, 2009, 2008 or 2007.

NOTE 7.  EMPLOYEE BENEFITS

SERP

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

401(k) Plan

We adopted a 401(k) Plan covering substantially all of our employees.  Matching contributions to the plan are at the discretion of the Compensation Committee.  For the year ended December 31, 2009, the Compensation Committee approved a 100 percent match which amounted to $181,200.  The 401(k) Company match for the years ended December 31, 2008, and 2007 was $180,500 and $176,873, respectively.

Medical Benefit Retirement Plan

On June 30, 1994, we adopted a plan to provide medical and dental insurance for retirees, their spouses and dependents who, at the time of their retirement, have ten years of service with us and have attained 50 years of age or have attained 45 years of age and have 15 years of service with us.  On February 10, 1997, we amended this plan to include employees who have seven full years of service and have attained 58 years of age.  On November 3, 2005, we amended this plan to reverse the 1997 amendment for future retirees and to remove dependents other than spouses from the plan.  The coverage is secondary to any government or subsequent employer provided health insurance plans.  The annual premium cost to us with respect to the entitled retiree shall not exceed $12,000, subject to an index for inflation.  On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law.  The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  The Act, which went into effect January 1, 2006, provides a 28 percent subsidy for post-65 prescription drug benefits.  Our liability assumes our plan is actuarially equivalent under the Act.

The stock options of retirees who qualify for the Medical Benefit Retirement Plan will remain exercisable (to the extent exercisable at the time of the optionee’s termination) post retirement until the expiration of their term, if such retiree executes a post-termination non-solicitation agreement in a form reasonably acceptable to the Company.

The plan is unfunded and has no assets.  The following disclosures about changes in the benefit obligation under our plan to provide medical and dental insurance for retirees are as of the measurement date of December 31:

	2009	2008

Accumulated Postretirement Benefit Obligation at Beginning of Year	$853,679	$628,745

Service Cost	113,450	86,497

Interest Cost	47,629	39,972

Actuarial (Gain)/Loss	7,285	109,312

Benefits Paid	(28,402)	(10,847)

Accumulated Postretirement Benefit Obligation at End of Year	$993,641	$853,679

In accounting for the plan, the assumption made for the discount rate was 5.72 percent and 5.71 percent for the years ended December 31, 2009, and 2008, respectively.  The assumed health care cost trend rates in 2009 were nine percent grading to six percent over three years for medical and five percent per year for dental.  The assumed health care cost trend rates in 2008 were nine percent grading to six percent over three years for medical and five percent per year for dental.   The effect on disclosure information of a one percentage point change in the assumed health care cost trend rate for each future year is shown below.

	1% Decrease	Assumed	1% Increase
	in Rates	Rates	in Rates

Aggregated Service and Interest Cost	$123,514	$161,079	$212,783

Accumulated Postretirement Benefit Obligation	$816,630	$993,641	$1,225,828

The net periodic postretirement benefit cost for the year is determined as the sum of service cost for the year, interest on the accumulated postretirement benefit obligation and amortization of the transition obligation (asset) less previously accrued expenses over the average remaining service period of employees expected to receive plan benefits.  The following is the net periodic postretirement benefit cost for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007

Service Cost	$113,450	$86,497	$102,676

Interest Cost on Accumulated Postretirement Benefit Obligation	47,629	39,972	33,935

Amortization of Transition Obligation	0	0	0

Amortization of Net (Gain)/Loss	(4,103)	(11,215)	(6,234)

Net Periodic Post Retirement Benefit Cost	$156,976	$115,254	$130,377

The Company estimates the following benefits to be paid in each of the following years:

2010	$20,120
2011	$22,025
2012	$23,985
2013	$25,969
2014	$27,951
2015 through 2019	$181,669

For the year ended December 31, 2009, net unrecognized actuarial losses, which resulted from the decrease in the discount rate referred to above, decreased by $11,388, which represents $7,285 of actuarial losses arising during the year, net of a $4,103 reclassification adjustment which increased the net periodic benefit cost for the year.

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

Executive Mandatory Retirement Benefit Plan

On March 20, 2003, in order to begin planning for eventual management succession, the Board of Directors voted to establish the Executive Mandatory Retirement Benefit Plan for individuals who are employed by us in a bona fide executive or high policy-making position. The plan was amended and restated effective January 1, 2005, to comply with certain provisions of the Internal Revenue Code.  There are currently four individuals that qualify under the plan:  Douglas W. Jamison, the Chairman and Chief Executive Officer, Daniel B. Wolfe, the President, Charles E. Harris, the former Chairman and Chief Executive Officer, and Mel P. Melsheimer, the former President.  Under this plan, mandatory retirement takes place effective December 31 of the year in which the eligible individuals attain the age of 65.  On an annual basis beginning in the year in which the designated individual attains the age of 65, a committee of the Board consisting of non-interested directors may determine for our benefit to postpone the mandatory retirement date for that individual for one additional year.

Under applicable law prohibiting discrimination in employment on the basis of age, we can impose a mandatory retirement age of 65 for our executives or employees in high policy-making positions only if each employee subject to the mandatory retirement age is entitled to an immediate retirement benefit at retirement age of at least $44,000 per year.  The benefits payable at retirement to Mr. Harris and Mr. Melsheimer under our existing 401(k) plan do not equal this threshold.  The plan was established to provide the difference between the benefit required under the age discrimination laws and that provided under our existing plans.  For individuals retiring after January 1, 2009, the benefit under the plan is paid to the qualifying individual in the form of a lump sum within 60 days after the participant's separation from service.

At December 31, 2009, and 2008, we had accrued $222,958 and $380,737, respectively, for benefits under this plan.  At December 31, 2009, $222,958 was accrued for Mr. Melsheimer and $0 was accrued for Mr. Harris.  Currently, there is no accrual for Mr. Jamison or Mr. Wolfe. This benefit will be unfunded, and the expense as it relates to Mr. Melsheimer and Mr. Harris was amortized over the fiscal periods through the years ended December 31, 2004, and 2009, respectively.  On December 31, 2004, Mr. Melsheimer retired pursuant to the Executive Mandatory Retirement Benefit Plan. His annual benefit under the plan is $22,915.  On December 31, 2008, Mr. Harris retired pursuant to the Executive Mandatory Retirement Benefit Plan.  Mr. Harris's mandatory benefit was $151,443 and was paid as a lump sum on July 10, 2009.

NOTE 8.  INCOME TAXES

We filed for the 1999 tax year to elect treatment as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code") and qualified for the same treatment for the years 2000 through 2008.  However, there can be no assurance that we will qualify as a RIC for 2009 or subsequent years.

In the case of a RIC which furnishes capital to development corporations, there is an exception to the rule relating to the diversification of investments required to qualify for RIC treatment.  This exception is available only to registered investment companies that the SEC determines to be principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available ("SEC Certification").  We have received SEC Certification since 1999, including for 2008, but it is possible that we may not receive SEC Certification in future years.

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

For federal tax purposes, the Company’s 2006 through 2009 tax years remain open for examination by the tax authorities under the normal three year statute of limitations.  Generally, for state tax purposes, the Company’s 2005 through 2009 tax years remain open for examination by the tax authorities under a four year statute of limitations.

During 2009, the Company recorded a consolidated benefit of $753 in federal, state and local income taxes.  At December 31, 2009, we had $0 accrued for federal, state and local taxes payable by the Company.

We pay federal, state and local taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is taxed as a C Corporation.  For the years ended December 31, 2009, 2008, and 2007, our income tax (benefit) expense for Harris & Harris Enterprises, Inc., was $(2,960), $16,528 and $3,231, respectively.

Tax (benefit) expense included in the Consolidated Statement of Operations consists of the following:

	2009	2008	2007

Current	$(753)	$34,121	$87,975

Total income tax (benefit) expense	$(753)	$34,121	$87,975

For the years ended December 31, 2009, 2008, and 2007, we paid $0, $706 and $74,454, respectively, in interest and penalties.  At December 31, 2009, we had capital loss carryforwards of $17,994,765, of which $5,386,947 expire in 2016 and $12,607,818 expire in 2017.  As of December 31, 2009, we also had post-October capital loss deferrals of $6,415,550.

Continued qualification as a RIC requires us to satisfy certain investment asset diversification requirements in future years.  Our ability to satisfy those requirements may not be controllable by us. There can be no assurance that we will qualify as a RIC in subsequent years.

NOTE 9.  COMMITMENTS & CONTINGENCIES

On April 17, 2003, we signed a seven-year sublease for office space at 111 West 57th Street in New York City.  On December 17, 2004, we signed a sublease for additional office space at this location.  The subleases expire on April 29, 2010.  Total rent expense for our office space in New York City was $191,399 in 2009, $186,698 in 2008 and $178,167 in 2007.  Future minimum sublease payments for the remaining term are $65,969.

On July 1, 2008, we signed a five-year lease for office space at 420 Florence Street, Suite 200, Palo Alto, California, commencing on August 1, 2008, and expiring on August 31, 2013.  Total rent expense for our office space in Palo Alto was $125,205 in 2009 and $51,525 in 2008.  Future minimum lease payments in each of the following years are: 2010 - $128,962; 2011 - $132,831; 2012 - $136,816 and 2013 - $93,135.

On September 24, 2009, we entered into a lease agreement for approximately 6,900 square feet of office space located at 1450 Broadway, New York, New York.  The lease commenced on January 21, 2010, with these offices replacing our corporate headquarters previously located at 111 West 57th Street in New York City.   The base rent is $36 per square foot with a 2.5 percent increase per year over the 10 years of the lease, subject to a full abatement of rent for four months and a rent credit for six months throughout the lease term.  The lease expires on December 31, 2019.  Future minimum lease payments in each of the following years are: 2010 - $151,762; 2011 - $190,957; 2012 - $239,227; 2013 - $245,208; 2014 - $251,338; and thereafter for the remaining term – an aggregate of $1,477,248.

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

In the ordinary course of business, we indemnify our officers and directors, subject to certain regulatory limitations, for loss or liability related to their service on behalf of the Company, including serving on the Boards of Directors or as officers of portfolio companies.  At December 31, 2009, and 2008, we believe our estimated exposure is minimal, and accordingly we have no liability recorded.

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

On October 9, 2009, we closed a public follow-on offering of 4,887,500 shares of our common stock at a price of $4.75 per share to the public.  The net proceeds of this offering, after deducting underwriting discounts and offering costs of $1,951,485, were $21,264,140.

NOTE 11.  CHANGE IN NET ASSETS PER SHARE

The following table sets forth the computation of basic and diluted per share net increases in net assets resulting from operations for the twelve months ended December 31, 2009, 2008, and 2007.

	2009	2008	2007

Numerator for decrease in net assets per share	$(148,465)	$(49,181,497)	$(6,716,445)

Denominator for basic and diluted weighted average shares	27,025,995	24,670,516	22,393,030

Basic and diluted net decrease in net assets per share resulting from operations	(0.01)	(1.99)	$(0.30)

NOTE 12.  SUBSEQUENT EVENTS

On January 15, 2010, we made a $250,000 new investment in ABS Materials, Inc., a privately held tiny technology company.

On January 19 and February 19, 2010, we made two follow-on investments totaling $171,975 in a privately held tiny technology portfolio company.

On January 20 and February 10, 2010, we made two follow-on investments totaling $4,564 by exercising our warrants to purchase shares of common stock of NeoPhotonics Corporation, a privately held tiny technology portfolio company.

On February 5, 2010, we made a $98,427 follow-on investment in Orthovita, Inc., a publicly traded tiny technology portfolio company.

On February 10, 2010, we made a $500,000 follow-on investment in a privately held tiny technology portfolio company.

On February 24, 2010, CFX Battery, Inc., changed its name to Contour Energy Systems, Inc.

On March 8, 2010, we made a $99,957 new investment in Satcon Technology Corporation, a publicly traded tiny technology company.

On March 10, 2010, we made a $250,041 follow-on investment in a privately held tiny technology portfolio company.

On December 31, 2009, we valued the shares of one of our privately held tiny technology portfolio companies at $0.9696 per share.  On March 10, 2010, that company raised additional funding from a third party, independent financial investor at the equivalent of $1.26 per share.  This transaction could be a material input to our determination of the value of our shares of this portfolio company at March 31, 2010. A valuation calculated based on this input alone could increase the value of this portfolio company at March 31, 2010, ranging from $0 to approximately $1,400,000, or $0 to approximately $0.05 per share, from the value at December 31, 2009.  This input will be one of many used by our Valuation Committee, which is made up of all of our independent directors, to set the value of this portfolio company at March 31, 2010.

One of our portfolio companies has engaged an investment banker for purposes of filing for an IPO in 2010.  There can be no assurance that this portfolio company will file for an IPO in 2010, and a variety of factors, including stock market and general business conditions, legal considerations and audit results, could lead it to terminate such consideration.

NOTE 13.  SELECTED QUARTERLY DATA (UNAUDITED)

	2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total investment (loss) income	$(23,561)	$83,834	$105,677	$81,898

Net operating loss	$(2,098,879)	$(1,998,271)	$(2,242,953)	$(2,421,112)

Net (decrease) increase in net assets resulting from operations	$(951,424)	$421,367	$(296,319)	$677,911

Net (decrease) increase in net assets resulting from operations per average outstanding share	$(0.04)	$0.02	$(0.01)	$0.02

	2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total investment income	$576,302	$467,625	$587,918	$355,502

Net operating loss	$(2,480,618)	$(2,638,283)	$(2,196,739)	$(3,371,511)

Net (decrease) increase in net assets resulting from operations	$(3,289,035)	$1,354,709	$(34,032,747)	$(13,214,424)

Net (decrease) increase in net assets resulting from operations per average outstanding share	$(0.14)	$0.06	$(1.32)	$(0.51)

HARRIS & HARRIS GROUP, INC. FINANCIAL HIGHLIGHTS

	Year Ended	Year Ended	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007

Per Share Operating Performance

Net asset value per share, beginning of year	$4.24	$5.93	$5.42

Net operating loss*	(0.32)	(0.43)	(0.53)
Net realized (loss) income on investments*	(0.42)	(0.34)	0.00
Net decrease in unrealized depreciation as a result of sales*	0.41	0.34	0.00
Net decrease (increase) in unrealized depreciation on investments held*(1)	0.32	(1.49)	0.23
Total from investment operations*	(0.01)	(1.92)	(0.30)

Net increase as a result of stock- based compensation expense*	0.11	0.24	0.36
Net increase as a result of proceeds from exercise of options	0.00	0.00	0.19
Net increase (decrease) as a result of stock offering, net of offering expenses	0.01	(0.01)	0.26
Total increase from capital stock transactions	0.12	0.23	0.81

Net asset value per share, end of year	$4.35	$4.24	$5.93

Stock price per share, end of year	$4.57	$3.95	$8.79

Total return based on stock price	15.7%	(55.06)%	(27.3)%

Supplemental Data:

Net assets, end of year	$134,158,258	$109,531,113	$138,363,344

Ratio of expenses to average net assets	7.8%	9.6%	11.6%

Ratio of net operating loss to average net assets	(7.6)%	(8.1)%	(9.5)%

Cash dividends paid per share	$0.00	$0.00	$0.00

Taxes payable on behalf of shareholders on the deemed dividend per share	$0.00	$0.00	$0.00

Number of shares outstanding, end of year	30,859,593	25,859,573	23,314,573

*Based on average shares outstanding.

(1) Net unrealized gains (losses) includes rounding adjustments to reconcile change in net asset value per share.  See Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of unrealized losses on investments.

The accompanying notes are an integral part of this schedule.

Item 8.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.   Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the Exchange Act).  Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures.  As of December 31, 2009, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management's Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm, on the Company’s internal control over financial reporting, is included in Item 7 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.    Other Information.

None.

PART III

Item 9.      Directors, Executive Officers and Corporate Governance.

The information set forth under the captions "Nominees," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Audit Committee" in our Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2010, to be filed pursuant to Regulation 14A under the Exchange Act (the "2010 Proxy Statement"), is herein incorporated by reference.

We have adopted a Code of Conduct for Directors and Employees, which also applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Treasurer and Controller and is posted on our website at http://www.hhvc.com/shareholder_information/Code_of_Conduct.html.

The Board of Directors has determined that Dugald A. Fletcher, James E. Roberts and Richard P. Shanley are all "Audit Committee Financial Experts" serving on our Audit Committee.  Messrs. Fletcher, Roberts and Shanley are independent as defined under Section 2(a)(19) of the 1940 Act and under the rules of the Nasdaq Stock Market.

Item 10.     Executive Compensation.

The information set forth under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report on Executive Compensation" in the 2010 Proxy Statement is herein incorporated by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the caption "How Many Shares Do the Company's Principal Shareholders, Directors and Executive Officers Own?" in the 2010 Proxy Statement is herein incorporated by reference.   The "Equity Compensation Plan Information" chart is set forth herein under Item 4.

Item 12.    Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions "Nominees" and "Related Party Transactions" in the 2010 Proxy Statement is herein incorporated by reference.

Item 13.    Principal Accountant Fees and Services.

The information set forth under the captions "Audit Committee's Pre-Approval Policies" and "Fees Paid to PwC for 2009 and 2008" in the 2010 Proxy Statement is herein incorporated by reference.

PART IV

Item 14.       Exhibits and Financial Statements Schedules.

(a)	The following documents are filed as a part of this report:

(1)	Listed below are the financial statements which are filed as part of this report:

•	Consolidated Statements of Assets and Liabilities as of December 31, 2009, and 2008;

•	Consolidated Statement of Operations for the years ended December 31, 2009, 2008, and 2007;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007;

•	Consolidated Statements of Changes in Net Assets for the years ended December 31, 2009, 2008, and 2007;

•	Consolidated Schedule of Investments as of December 31, 2009;

•	Consolidated Schedule of Investments as of December 31, 2008;

•	Footnote to Consolidated Schedule of Investments;

•	Notes to Consolidated Financial Statements; and

•	Financial Highlights for the years ended December 31, 2009, 2008, and 2007.

(2)	No financial statement schedules are required to be filed herewith because (i) such schedules are not required or (ii) the information has been presented in the above financial statements.

(3)	The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Exchange Act.

3.1(a)	Restated Certificate of Incorporation of Harris & Harris Group, Inc., dated September 23, 2005, incorporated by reference as Exhibit 99 to Form 8-K (File No. 814-00176) filed on September 27, 2005.

3.1(b)
Certificate of Amendment of the Certificate of Incorporation of Harris & Harris Group, Inc., dated May 19, 2006, incorporated by reference as Exhibit 3.1 to the Company's Form 10-Q (File No. 814-00176) filed on August 9, 2006.

3.2	Restated By-laws, incorporated by reference as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 814-00176) filed on March 16, 2009.

4
Form of Specimen Certificate of Common Stock, incorporated by reference as Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 814-00176) filed on March 16, 2009.

10.1
Harris & Harris Group, Inc. Form of Custody Agreement with The Bank of New York Mellon, incorporated by reference as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 814-00176) filed on March 16, 2009.

10.2
Form of Indemnification Agreement which has been established with all directors and executive officers of the Company, incorporated by reference as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 814-00176) filed on March 16, 2009.

10.3
Harris & Harris Group, Inc. Amended and Restated Employee Profit-Sharing Plan, incorporated by reference as Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 2007 (File No. 814-00176) filed on March 13, 2008.

10.4	Harris & Harris Group, Inc. 2006 Equity Incentive Plan, incorporated by reference as Appendix B to the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders filed on April 3, 2006.

10.5	Form of Incentive Stock Option Agreement incorporated by reference as Exhibit 10.1 to the Company's Form 8-K (File No. 814-00176) filed on June 26, 2006.

10.6
Form of Non-Qualified Stock Option Agreement, incorporated by reference as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 814-00176) filed on March 16, 2009.

10.7
Amended and Restated Harris & Harris Group, Inc. Executive Mandatory Retirement Benefit Plan, dated November 5, 2009, incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00176) filed on November 12, 2009.

10.8
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

10.10
Assignment and Assumption, Modification and Extension of Sublease Agreement, dated December 17, 2004, by and among the Economist Newspaper Group, Inc., National Academy of Television Arts & Sciences, and Harris & Harris Group, Inc., incorporated by reference as Exhibit 10.19 to the Company's Form 10-K for the year ended December 31, 2007 (File No. 814-00176) filed on March 13, 2008.

10.11
Lease dated July 1, 2008 by and between Jack Rominger, Tommie Plemons and Dale Denson as Lessor and Harris & Harris Group, Inc., a New York corporation, as Lessee, incorporated by reference as Exhibit  10.1 to the Company's Form 10-Q (File No. 814-00176) filed on November 7, 2008.

10.12
Lease Agreement, dated September 24, 2009, between Rosh 1450 Properties LLC and Harris & Harris Group, Inc., incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00176) filed on September 24, 2009.

10.13
Nonsolicitation and Noncompetition Agreement between the Company and Charles E. Harris, dated July 31, 2008, incorporated by reference as Exhibit 10 to the Company's Form 8-K (File No. 814-00176) filed on August 1, 2008.

10.14*	Harris & Harris Group, Inc. Employee Stock Purchase Plan.

14.1*	Code of Conduct for Directors and Employees of Harris & Harris Group, Inc.

14.2*	Code of Ethics Pursuant to Rule 17j-1.

31.01*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HARRIS & HARRIS GROUP, INC.

Date: March 15, 2010	By:	/s/ Douglas W. Jamison
Douglas W. Jamison
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Douglas W. Jamison	Chairman of the Board	March 15, 2010
Douglas W. Jamison	and Chief Executive Officer

/s/ Daniel B. Wolfe	Chief Financial Officer	March 15, 2010
Daniel B. Wolfe

/s/ Patricia N. Egan	Chief Accounting Officer	March 15, 2010
Patricia N. Egan	and Senior Controller

/s/ W. Dillaway Ayres, Jr.	Director	March 15, 2010
W. Dillaway Ayres, Jr.

/s/ C. Wayne Bardin	Director	March 15, 2010
C. Wayne Bardin

/s/ Phillip A. Bauman	Director	March 15, 2010
Phillip A. Bauman

/s/ G. Morgan Browne	Director	March 15, 2010
G. Morgan Browne

/s/ Dugald A. Fletcher	Director	March 15, 2010
Dugald A. Fletcher

/s/ Lori D. Pressman	Director	March 15, 2010
Lori D. Pressman

/s/ Charles E. Ramsey	Director	March 15, 2010
Charles E. Ramsey

/s/ James E. Roberts	Director	March 15, 2010
James E. Roberts

/s/ Richard P. Shanley	Director	March 15, 2010
Richard P. Shanley

EXHIBIT INDEX

Exhibit No.	Description

10.14	Harris & Harris Group, Inc. Employee Stock Purchase Plan

14.1	Code of Conduct for Directors and Employees of Harris & Harris Group, Inc.

14.2	Code of Ethics Pursuant to Rule 17j-1.

31.01	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.