Form 10-Q
period 2010-03-31
HARRIS & HARRIS GROUP INC /NY/
filed 2010-05-10
CIK 893739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☐           No     ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2010
Common Stock, $0.01 par value per share	30,864,899 shares

Harris & Harris Group, Inc.
Form 10-Q, March 31, 2010
Page Number
PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements	1
Consolidated Statements of Assets and Liabilities	2
Consolidated Statements of Operations	3
Consolidated Statements of Cash Flows	4
Consolidated Statements of Changes in Net Assets	5
Consolidated Schedule of Investments	6
Notes to Consolidated Financial Statements	33
Financial Highlights	42
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	43
Background and Overview	43
Historical Investments	44
Investment Pace	44
Importance of Availability of Liquid Capital	46
Involvement with Portfolio Companies	48
Commercialization of Nanotechnology by Our Portfolio Companies	48
Maturity of Current Venture Capital Portfolio	51
Current Business Environment	53
Valuation of Investments	54
Investment Objective	57
Results of Operations	58
Financial Condition	61
Liquidity	63
Capital Resources	63
Critical Accounting Policies	64
Recent Developments – Portfolio Companies	66
Forward-Looking Statements	67
Item 3. Quantitative and Qualitative Disclosures About Market Risk	67
Item 4. Controls and Procedures	69
PART II. OTHER INFORMATION
Item 1A. Risk Factors	70
Item 5. Exhibits	71
Signatures	72
Exhibit Index	73

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

The information furnished in the accompanying consolidated financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim period presented.

Harris & Harris Group, Inc.® (the "Company," "us," "our" and "we"), is an internally managed venture capital company that has elected to operate as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act").  Certain information and disclosures normally included in the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted as permitted by Regulation S-X and Regulation S-K.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009, contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Because of the specialized nature of our investment portfolio, we generally can satisfy the diversification requirements under Subchapter M of the Code if we receive a certification from the Securities and Exchange Commission ("SEC") that we are "principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available."

On June 9, 2009, we received SEC certification for 2008, permitting us to qualify for RIC treatment for 2008 (as we had for the years 1999 through 2007) pursuant to Section 851(e) of the Code.  Although the SEC certification for 2008 was issued, there can be no assurance that we will qualify for or receive such certification for subsequent years (to the extent we need additional certification as a result of changes in our portfolio) or that we will actually qualify for Subchapter M treatment in subsequent years.  On April 23, 2010, we applied for SEC certification for 2009.  We qualified for RIC treatment in 2009 even without certification.  In addition, under certain circumstances, even if we qualified for Subchapter M treatment in a given year, we might take action in a subsequent year to ensure that we would be taxed in that subsequent year as a C Corporation, rather than as a RIC.  Because Subchapter M does not permit deduction of operating expenses against net capital gain, it is not clear that the Company and its shareholders have paid less in taxes since 1999 than they would have paid had the Company remained a C Corporation.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

ASSETS

	March 31, 2010	December 31, 2009
	(Unaudited)
Investments, in portfolio securities at value:
Unaffiliated privately held companies
(cost: $31,002,395 and $26,977,200, respectively)	$29,752,075	$21,656,436
Unaffiliated publicly traded securities
(cost: $547,304 and $298,827, respectively)	552,454	226,395
Non-controlled affiliated privately held companies
(cost: $51,546,166 and $54,864,948, respectively)	45,559,645	50,297,220
Controlled affiliated privately held companies (cost: $11,032,574
and $10,248,932, respectively)	7,703,226	5,843,430
Total, investments in privately held and publicly
traded securities at value
(cost: $94,128,439 and $92,389,907, respectively)	$83,567,400	$78,023,481
Investments, in U.S. Treasury obligations at value
(cost: $53,163,696 and $55,960,024, respectively)	53,160,430	55,947,581
Cash	197,294	1,611,465
Restricted funds	2,000	2,000
Receivable from portfolio company	0	28,247
Interest receivable	6	25,832
Prepaid expenses	338,542	94,129
Receivable from unsettled trade	799,925	0
Other assets	691,853	376,366
Total assets	$138,757,450	$136,109,101

LIABILITIES & NET ASSETS

Post retirement plan liabilities	$1,402,894	$1,369,843
Accounts payable and accrued liabilities	672,902	579,162
Deferred rent	321,372	1,838
Total liabilities	2,397,168	1,950,843

Net assets	$136,360,282	$134,158,258

Net assets are comprised of:
Preferred stock, $0.10 par value,
2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares authorized at
03/31/10 and 12/31/09; 32,690,986 issued at 03/31/10
and 32,688,333 issued at 12/31/09	326,911	326,884
Additional paid in capital (Note 8)	206,491,383	205,977,117
Accumulated net operating and realized loss	(56,488,176)	(54,361,343)
Accumulated unrealized depreciation of investments	(10,564,305)	(14,378,869)
Treasury stock, at cost (1,828,740 shares at 03/31/10 and 12/31/09)	(3,405,531)	(3,405,531)

Net assets	$136,360,282	$134,158,258

Shares outstanding	30,862,246	30,859,593

Net asset value per outstanding share	$4.42	$4.35

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009

Investment income:
Interest from:
Fixed-income securities and bridge notes (Note 3)	$73,073	$(35,899)
Miscellaneous income	6,000	12,338
Total investment income (loss)	79,073	(23,561)

Expenses:
Salaries, benefits and stock-based
compensation (Note 6)	1,389,277	1,387,340
Administration and operations	282,522	290,435
Professional fees	243,369	215,250
Rent (Note 3)	77,215	78,063
Directors' fees and expenses	95,361	84,509
Depreciation	11,969	12,859
Custody fees	24,000	6,862
Lease termination costs (Note 3)	68,038	0
Total expenses	2,191,751	2,075,318

Net operating loss	(2,112,678)	(2,098,879)

Net realized loss:
Realized loss from investments:
Unaffiliated companies	0	(3,288)
Non-controlled affiliated companies	0	0
Controlled affiliated companies	0	0
U.S. Treasury obligations/other	(11,523)	(325)
Realized loss from investments	(11,523)	(3,613)

Income tax expense (Note 7)	2,632	380
Net realized loss	(14,155)	(3,993)

Net decrease in unrealized
depreciation on investments:
Change on investments held	3,814,564	1,151,448
Net decrease in unrealized
depreciation on investments	3,814,564	1,151,448

Net increase (decrease) in net assets resulting from operations:

Total	$1,687,731	$(951,424)

Per average basic and diluted outstanding share	$0.05	$(0.04)

Average outstanding shares	30,859,888	25,859,573

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009

Cash flows (used in) provided by operating activities:
Net increase (decrease) in net assets resulting from operations	$1,687,731	$(951,424)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in
operating activities:
Net realized and unrealized (gain) on investments	(3,803,041)	(1,147,835)
Depreciation of fixed assets, amortization of premium or
discount on U.S. government securities, and bridge note interest	(41,107)	86,269
Stock-based compensation expense	553,272	635,638

Changes in assets and liabilities:
Restricted funds	0	(618)
Receivable from portfolio company	28,247	0
Interest receivable	12,589	54,660
Receivable from investments sold	(799,925)	0
Prepaid expenses	(244,413)	137,680
Other assets	(260,892)	3,312
Post retirement plan liabilities	33,051	30,981
Accounts payable and accrued liabilities	93,740	(131,084)
Deferred rent	319,534	(1,576)

Net cash used in operating activities	(2,421,214)	(1,283,997)

Cash flows from investing activities:
Purchase of U.S. government securities	(2,399,293)	(52,334,768)
Sale of U.S. government securities	5,199,533	53,892,347
Investment in venture capital investments	(1,675,058)	(723,176)
Proceeds from conversion of bridge note	1,356	0
Purchase of fixed assets	(80,516)	(1,313)

Net cash provided by investing activities	1,046,022	833,090

Cash flows from financing activities:
Proceeds from stock option exercises	9,949	0
Payment of offering costs	(48,928)	0
Net cash used in financing activities	(38,979)	0

Net decrease in cash:
Cash at beginning of the period	1,611,465	692,309
Cash at end of the period	197,294	241,402

Net decrease in cash	$(1,414,171)	$(450,907)

Supplemental disclosures of cash flow information:
Income taxes paid	$2,632	$380

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended	Year Ended
	March 31, 2010	December 31, 2009
	(Unaudited)
Changes in net assets from operations:

Net operating loss	$(2,112,678)	$(8,761,215)
Net realized loss on investments	(14,155)	(11,105,577)
Net decrease in unrealized depreciation
on investments as a result of sales	0	11,090,579
Net decrease in unrealized depreciation
on investments held	3,814,564	8,627,748

Net increase (decrease) in net assets resulting
from operations	1,687,731	(148,465)

Changes in net assets from capital
stock transactions:

Issuance of common stock upon the
exercise of stock options	27	1,125
Issuance of common stock on offering	0	48,875
Additional paid-in capital on common
stock issued and options exercised	(39,006)	21,636,090
Stock-based compensation expense	553,272	3,089,520

Net increase in net assets resulting from
capital stock transactions	514,293	24,775,610

Net increase in net assets	2,202,024	24,627,145

Net assets:

Beginning of the period	134,158,258	109,531,113

End of the period	$136,360,282	$134,158,258

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2010 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Unaffiliated Companies (2)(3)(4) – 22.2% of
net assets at value

Private Placement Portfolio (Illiquid) – 21.8% of net assets at value

BioVex Group, Inc. (5)(6)(7)(8) -- Developing novel biologics for treatment of cancer and infectious disease
Series E Convertible Preferred Stock	(M)	2,799,552	$1,042,862
Series G Convertible Preferred Stock	(M)	3,738,004	627,985
Warrants at $0.21 expiring 11/5/16	( I )	285,427	18,838
			1,689,685

Bridgelux, Inc. (5)(6) -- Manufacturing high-power light
emitting diodes (LEDs) and arrays
Series B Convertible Preferred Stock	(M)	1,861,504	2,345,495
Series C Convertible Preferred Stock	(M)	2,130,699	2,684,681
Series D Convertible Preferred Stock	(M)	999,999	1,259,999
Warrants at $0.7136 expiring 12/31/14	( I )	163,900	135,218
Warrants at $1.50 expiring 8/26/14	( I )	166,665	101,332
			6,526,725

Cobalt Technologies, Inc. (5)(6)(7)(9) -- Developing processes for making biobutanol through biomass fermentation
Series C Convertible Preferred Stock	(M)	352,112	375,000

D-Wave Systems, Inc. (5)(6)(7)(10) -- Developing high-
performance quantum computing systems
Series B Convertible Preferred Stock	(M)	1,144,869	938,620
Series C Convertible Preferred Stock	(M)	450,450	369,301
Series D Convertible Preferred Stock	(M)	1,533,395	1,257,153
			2,565,074

Molecular Imprints, Inc. (5)(6) -- Manufacturing nanoimprint lithography capital equipment
Series B Convertible Preferred Stock	(M)	1,333,333	2,999,999
Series C Convertible Preferred Stock	(M)	1,250,000	2,812,500
Warrants at $2.00 expiring 12/31/11	( I )	125,000	155,375
			5,967,874

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2010 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Unaffiliated Companies (2)(3)(4) – 22.2% of
net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 21.8% of net assets at value (Cont.)

Nanosys, Inc. (5)(6) -- Developing inorganic materials
and devices based on nanowires and quantum dots
Series C Convertible Preferred Stock	(M)	803,428	$1,185,056
Series D Convertible Preferred Stock	(M)	1,016,950	1,500,001
			2,685,057

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
Common Stock	(M)	1,130,440	1,030,961
Series 1 Convertible Preferred Stock	(M)	1,831,256	1,670,105
Series 2 Convertible Preferred Stock	(M)	741,898	676,611
Series 3 Convertible Preferred Stock	(M)	2,750,000	2,508,000
Series X Convertible Preferred Stock	(M)	8,923	1,427,680
			7,313,357

Polatis, Inc. (5)(6)(7) -- Developing MEMS-based optical
networking components
Series A-1 Convertible Preferred Stock	(M)	16,775	0
Series A-2 Convertible Preferred Stock	(M)	71,611	0
Series A-4 Convertible Preferred Stock	(M)	4,774	0
Series A-5 Convertible Preferred Stock	(M)	16,438	0
			0

PolyRemedy, Inc. (5)(6)(7) -- Developing a robotic
manufacturing platform for wound treatment patches
Series B-1 Convertible Preferred Stock	(M)	287,647	23,467
Series B-2 Convertible Preferred Stock	(M)	676,147	30,427
			53,894

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2010 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Unaffiliated Companies (2)(3)(4) – 22.2% of
net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 21.8% of net assets at value (Cont.)

Siluria Technologies, Inc. (5)(6)(7) -- Developing nanomaterials for manufacturing of chemicals
Series S-2 Convertible Preferred Stock	(M)	612,061	$204,000

TetraVitae Bioscience, Inc. (5)(6)(7)(11) -- Developing methods of producing alternative chemicals and fuels through biomass fermentation
Series B Convertible Preferred Stock	(M)	118,804	125,000

Total Unaffiliated Private Placement Portfolio (cost: $31,002,395)			$29,752,075

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2010 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Publicly Traded Portfolio – 0.4% of net assets
at value

Orthovita, Inc. (6) -- Developing materials and devices
for orthopedic medical implant applications
Common Stock	(M)	93,100	$396,606

Satcon Technology Corporation (6)(12) – Developing power
conversion solutions and providing system design services
for utility-scale renewable energy plants
Common Stock	(M)	64,400	155,848

Total Unaffiliated Publicly Traded Portfolio (cost: $547,304)			$552,454

Total Investments in Unaffiliated Companies (cost: $31,549,699)			$30,304,529

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2010 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(13) –
33.4% of net assets at value

Private Placement Portfolio (Illiquid) – 33.4% of net assets at value

ABS Materials, Inc. (5)(6)(7)(12) -- Developing nano-structured materials for environmental remediation and the petroleum industry
Series A Convertible Preferred Stock	(M)	250,000	$250,000

Adesto Technologies Corporation (5)(6)(7) -- Developing low-power, high-performance memory devices
Series A Convertible Preferred Stock	(M)	6,547,619	2,420,000
Series B Convertible Preferred Stock	(M)	5,952,381	2,200,000
			4,620,000

Cambrios Technologies Corporation (5)(6)(7) -- Developing
nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock	(M)	1,294,025	647,013
Series C Convertible Preferred Stock	(M)	1,300,000	650,000
Series D Convertible Preferred Stock	(M)	515,756	257,878
			1,554,891

Contour Energy Systems, Inc. (5)(6)(7)(14) -- Developing batteries using nanostructured materials
Series A Convertible Preferred Stock	(M)	2,565,798	2,822,378
Series B Convertible Preferred Stock	(M)	812,500	1,300,000
			4,122,378

Crystal IS, Inc. (5)(6) -- Developing single-crystal
aluminum nitride substrates for light-emitting diodes
Common Stock	(M)	3,994,468	0
Warrants at $0.78 expiring 05/05/13	( I )	15,231	0
Warrants at $0.78 expiring 05/12/13	( I )	2,350	0
Warrants at $0.78 expiring 08/08/13	( I )	4,396	0
			0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2010 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(13) –
33.4% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 33.4% of net assets at value (Cont.)

Ensemble Discovery Corporation (5)(6)(15) -- Developing DNA-
Programmed ChemistryTM for the discovery of new classes of
therapeutics
Series B Convertible Preferred Stock	(M)	1,449,275	$2,000,000
Unsecured Convertible Bridge Note (including interest)	(M)	$299,169	331,472
			2,331,472

Enumeral Technologies, Inc. (5)(6)(7) -- Developing therapeutics and diagnostics through functional assaying of single cells
Unsecured Convertible Bridge Note (including interest)	(M)	$250,000	255,425

Innovalight, Inc. (5)(6)(7) -- Developing solar power
products enabled by silicon-based nanomaterials
Series B Convertible Preferred Stock	(M)	16,666,666	2,969,667
Series C Convertible Preferred Stock	(M)	5,810,577	1,276,457
Series D Convertible Preferred Stock	(M)	4,046,974	721,090
			4,967,214

Kovio, Inc. (5)(6) -- Developing semiconductor products
using printed electronics and thin-film technologies
Series C Convertible Preferred Stock	(M)	2,500,000	640,313
Series D Convertible Preferred Stock	(M)	800,000	204,900
Series E Convertible Preferred Stock	(M)	1,200,000	307,350
Warrants at $1.25 expiring 12/31/12	( I )	355,880	29,538
			1,182,101

Mersana Therapeutics, Inc. (5)(6)(7) -- Developing treatments for cancer based on novel drug delivery polymers
Series A Convertible Preferred Stock	(M)	68,451	136,902
Series B Convertible Preferred Stock	(M)	866,500	1,733,000
Unsecured Convertible Bridge Note (including interest)	(M)	$821,975	899,020
Warrants at $2.00 expiring 10/21/10	( I )	91,625	57,082

			2,826,004

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2010 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(13) –
33.4% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 33.4% of net assets at value (Cont.)

Metabolon, Inc. (5)(6) -- Developing service and diagnostic products through the use of a metabolomics, or biochemical, profiling platform
Series B Convertible Preferred Stock	(M)	371,739	$1,087,870
Series B-1 Convertible Preferred Stock	(M)	148,696	435,149
Series C Convertible Preferred Stock	(M)	1,000,000	1,000,000
Warrants at $1.15 expiring 3/25/15	( I )	74,348	112,921
			2,635,940

NanoGram Corporation (5)(6) -- Developing solar power products enabled by silicon-based nanomaterials
Common Stock	(M)	2,988,437	0
			0

Nextreme Thermal Solutions, Inc. (5)(6) -- Developing thin-film thermoelectric devices for cooling and energy conversion
Series A Convertible Preferred Stock	(M)	17,500	1,312,500
Series B Convertible Preferred Stock	(M)	4,870,244	1,991,443
			3,303,943

Questech Corporation (5)(6) -- Manufacturing and marketing
proprietary metal and stone decorative tiles
Common Stock	(M)	655,454	432,600

Solazyme, Inc. (5)(6)(7) -- Developing algal biodiesel, industrial chemicals and specialty ingredients based on synthetic biology
Series A Convertible Preferred Stock	(M)	988,204	4,978,157
Series B Convertible Preferred Stock	(M)	495,246	2,494,841
Series C Convertible Preferred Stock	(M)	651,309	3,281,021
			10,754,019

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2010 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(13) –
33.4% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 33.4% of net assets at value (Cont.)

Xradia, Inc. (5)(6) -- Designing, manufacturing and selling ultra-high resolution 3D x-ray microscopes and fluorescence imaging systems
Series D Convertible Preferred Stock	(M)	3,121,099	$6,323,658

Total Non-Controlled Private Placement Portfolio (cost: $51,546,166)			$45,559,645

Total Investments in Non-Controlled Affiliated Companies (cost: $51,546,166)			$45,559,645

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2010 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Controlled Affiliated Companies (2)(16) –
5.6% of net assets at value

Private Placement Portfolio (Illiquid) – 5.6% of
net assets at value

Ancora Pharmaceuticals Inc. (5)(6)(7) -- Developing synthetic carbohydrates for pharmaceutical applications
Series B Convertible Preferred Stock	(M)	1,663,808	$17,375
Series C Convertible Preferred Stock	(M)	2,066,051	1,239,631
Secured Convertible Bridge Note (including interest)	(M)	$500,000	505,479
			1,762,485

Laser Light Engines, Inc. (5)(6)(7) -- Manufacturing solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	(M)	7,499,062	1,000,000
Secured Convertible Bridge Note (including interest)	(M)	$1,640,000	1,712,278
			2,712,278

SiOnyx, Inc. (5)(6)(7)(17) -- Developing silicon-based optoelectronic products enabled by its proprietary "Black Silicon"
Series A Convertible Preferred Stock	(M)	233,499	101,765
Series A-1 Convertible Preferred Stock	(M)	2,966,667	1,292,948
Series A-2 Convertible Preferred Stock	(M)	4,207,537	1,833,750
			3,228,463

Total Controlled Private Placement Portfolio (cost: $11,032,574)			$7,703,226

Total Investments in Controlled Affiliated Companies (cost: $11,032,574)			$7,703,226

Total Private Placement and Publicly Traded Portfolio (cost: $94,128,439)			$83,567,400

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2010 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

U.S. Government Securities (18) – 38.9% of net assets at value

U.S. Treasury Bill -- due date 04/22/10	(M)	$9,200,000	$9,199,172
U.S. Treasury Bill -- due date 06/17/10	(M)	43,975,000	43,961,258

Total Investments in U.S. Government Securities (cost: $53,163,696)			$53,160,430

Total Investments (cost: $147,292,135)			$136,727,830

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2010 (Unaudited)

Notes to Consolidated Schedule of Investments

(1)	See Footnote to Consolidated Schedule of Investments on page 29 for a description of the Valuation Procedures.

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

(3)
The aggregate cost for federal income tax purposes of investments in unaffiliated private companies is $31,002,395.  The gross unrealized appreciation based on the tax cost for these securities is $5,399,816. The gross unrealized depreciation based on the tax cost for these securities is $6,650,136.

(4)
The aggregate cost for federal income tax purposes of investments in unaffiliated publicly traded companies is $547,304.  The gross unrealized appreciation based on the tax cost for these securities is $5,797.  The gross unrealized depreciation based on the tax cost for these securities is $647.

(5)	We are subject to legal restrictions on the sale of this investment.

(6)	Represents a non-income producing security. Equity investments that have not paid dividends within the last 12 months are considered to be non-income producing.

(7)
These investments are development-stage companies.  A development-stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations, or it has commenced such operations but has not realized significant revenue from them.

(8)
With our purchase of Series E Convertible Preferred Stock of BioVex, we received a warrant to purchase a number of shares of common stock of BioVex as determined by dividing 624,999.99 by the price per share at which the common stock is offered and sold to the public in connection with the initial public offering ("IPO").  The ability to exercise this warrant is therefore contingent on BioVex completing successfully an IPO before the expiration date of the warrant on September 27, 2012.  The exercise price of this warrant shall be 110 percent of the IPO price.

(9)	Cobalt Technologies, Inc., also does business as Cobalt Biofuels.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2010 (Unaudited)

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

(12)	Initial investment was made during 2010.

(13)
The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $51,546,166.  The gross unrealized appreciation based on the tax cost for these securities is $10,165,855.  The gross unrealized depreciation based on the tax cost for these securities is $16,152,376.

(14)	On February 28, 2008, Lifco, Inc., merged with CFX Battery, Inc. The surviving entity was CFX Battery, Inc. On February 24, 2010, CFX Battery, Inc., changed its name to Contour Energy Systems, Inc.

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

(16)
The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $11,032,574.  The gross unrealized appreciation based on the tax cost for these securities is $0.  The gross unrealized depreciation based on the tax cost for these securities is $3,329,348.

(17)
On February 23, 2010, the Company signed a contingent bridge note issued by SiOnyx, Inc., for $339,760.  These funds may be requested by the board of directors of SiOnyx on or before June 30, 2010.  The funds were called by SiOnyx on April 22, 2010.  We received a warrant to purchase a number of shares of the class of stock sold in the next financing of SiOnyx equal to $169,880 divided by the price per share of the class of stock sold in the next financing.  The ability to exercise this warrant and its expiration are, therefore, contingent on SiOnyx completing successfully a subsequent round of financing.

(18)
The aggregate cost for federal income tax purposes of our U.S. government securities is $53,163,696. The gross unrealized appreciation on the tax cost for these securities is $0.  The gross unrealized depreciation on the tax cost of these securities is $3,266.

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
			2,246,409

NeoPhotonics Corporation (5)(6)(11) -- Developing and manufacturing optical devices and components
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
			4,833,209

Cambrios Technologies Corporation (5)(6)(7) -- Developing
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
at value (Cont.)

Ensemble Discovery Corporation (5)(6)(16) -- Developing DNA-
Programmed ChemistryTM for the discovery of new classes of
therapeutics and bioassays
Series B Convertible Preferred Stock	(M)	1,449,275	$1,500,000
Unsecured Convertible Bridge Note (including interest)	(M)	$299,169	325,506
			1,825,506

Enumeral Technologies, Inc. (5)(6)(7)(13) -- Developing high-value opportunities in immunology including therapeutic discovery, immune profiling and personalized medicine
Unsecured Convertible Bridge Note (including interest)	(M)	$250,000	250,438

Innovalight, Inc. (5)(6)(7) -- Developing solar power
products enabled by silicon-based nanomaterials
Series B Convertible Preferred Stock	(M)	16,666,666	2,969,667
Series C Convertible Preferred Stock	(M)	5,810,577	1,276,457
Series D Convertible Preferred Stock	(M)	4,046,974	721,090
			4,967,214

Kovio, Inc. (5)(6) -- Developing semiconductor products
using printed electronics and thin-film technologies
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
Series A Convertible Preferred Stock	(M)	233,499	67,843
Series A-1 Convertible Preferred Stock	(M)	2,966,667	861,965
Series A-2 Convertible Preferred Stock	(M)	4,207,537	1,222,500
			2,152,308

Total Controlled Private Placement Portfolio (cost: $10,248,932)			$5,843,430

Total Investments in Controlled Affiliated Companies (cost: $10,248,932)			$5,843,430

Total Private Placement and Publicly Traded Portfolio (cost: $92,389,907)			$78,023,481

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2009

	Method of	Shares/
	Valuation (1)	Principal	Value

U.S. Government Securities (18) – 41.7% of net assets at value

U.S. Treasury Bill -- due date 04/22/10	(M)	$10,000,000	$9,997,600
U.S. Treasury Bill -- due date 06/17/10	(M)	42,175,000	42,139,151
U.S. Treasury Notes -- due date 02/28/10, coupon 2.000%	(M)	3,800,000	3,810,830

Total Investments in U.S. Government Securities (cost: $55,960,024)			$55,947,581

Total Investments (cost: $148,349,931)			$133,971,062

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2009

Notes to Consolidated Schedule of Investments

(1)	See Footnote to Consolidated Schedule of Investments on page 29 for a description of the Valuation Procedures.

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

Accounting principles generally accepted in the United States of America ("GAAP") define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  In effect, GAAP applies fair value terminology to all valuations whereas the 1940 Act applies market value terminology to readily marketable assets and fair value terminology to other assets.

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

GAAP classifies the inputs used to measure fair value by these approaches into the following hierarchy:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  THE COMPANY

Harris & Harris Group, Inc. (the "Company," "us," "our" and "we"), is a venture capital company operating as a business development company ("BDC") under the Investment Company of 1940 (the "1940 Act") that specializes in making investments in companies commercializing and integrating products enabled by nanotechnology and microsystems.  We operate as an internally managed company whereby our officers and employees, under the general supervision of our Board of Directors, conduct our operations.

Harris & Harris Enterprises, Inc.SM, is a 100 percent wholly owned subsidiary of the Company.  Harris & Harris Enterprises, Inc., is a partner in Harris Partners I, L.P. SM, and is taxed under Subchapter C of the Code (a "C Corporation").  Harris Partners I, L.P, is a limited partnership and, from time to time, may be used to hold certain interests in portfolio companies.  The partners of Harris Partners I, L.P., are Harris & Harris Enterprises, Inc., (sole general partner) and Harris & Harris Group, Inc. (sole limited partner).  Harris & Harris Enterprises, Inc., pays taxes on any non-passive investment income generated by Harris Partners I, L.P.  For the period ended March 31, 2010, there was no non-passive investment income generated by Harris Partners I, L.P.  The Company consolidates the results of its subsidiaries for financial reporting purposes.

NOTE 2.  INTERIM FINANCIAL STATEMENTS

Our interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and in conformity with accounting principles generally accepted in the United States of America ("GAAP") applicable to interim financial information.  Accordingly, they do not include all information and disclosures necessary for a presentation of our financial position, results of operations and cash flows in conformity with GAAP.  In the opinion of management, these financial statements reflect all adjustments, consisting of valuation adjustments and normal recurring accruals, necessary for a fair presentation of our financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements:

Principles of Consolidation.  The consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company and its wholly owned subsidiary.  All significant inter-company accounts and transactions have been eliminated in consolidation.  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Portfolio Investment Valuations.  Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the SEC and in accordance with GAAP.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets.  (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.")  At March 31, 2010, our financial statements include private venture capital investments valued at $83,014,946. The fair values of our private venture capital investments were determined in good faith by, or under the direction, of the Board of Directors.  Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated.  The difference could be material.

Foreign Currency Translation.  The accounting records of the Company are maintained in U.S. dollars.  All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation.  For the three months ended March 31, 2010, included in the net decrease in unrealized depreciation on investments was an $84,739 gain resulting from foreign currency translation.

Securities Transactions.  Securities transactions are accounted for on the date the transaction for the purchase or sale of the securities is entered into by the Company (i.e., trade date).

Interest Income Recognition.  Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis.  When securities are determined to be non-income producing, the Company ceases accruing interest and writes off any previously accrued interest.  During the three months ended March 31, 2010, the Company earned $8,242 in interest on U.S. government securities and interest-bearing accounts.  During the three months ended March 31, 2010, the Company recorded, net of write-offs, $64,831 of bridge note interest.

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

Stock-Based Compensation.  The Company has a stock-based employee compensation plan.  The Company accounts for the Harris & Harris Group, Inc. 2006 Equity Incentive Plan (the "Stock Plan") by determining the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, and records these amounts as an expense in the Consolidated Statements of Operations over the vesting period with a corresponding increase to our additional paid-in capital.  At March 31, 2010, and December 31, 2009, the increase to our operating expenses was offset by the increase to our additional paid-in capital, resulting in no net impact to our net asset value.  Additionally, the Company does not record the tax benefits associated with the expensing of stock options, because the Company currently intends to qualify as a RIC under Subchapter M of the Code.  The amount of non-cash, stock-based compensation expense recognized in the Consolidated Statements of Operations is based on the fair value of the awards the Company expects to vest, recognized over the vesting period on a straight-line basis for each award, and adjusted for actual options vested and pre-vesting forfeitures.  The forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate and is accounted for in the current period and prospectively.  See "Note 6.  Stock-Based Compensation" for further discussion.

Income Taxes.  As we intend to qualify as a RIC under Subchapter M of the Internal Revenue Code, the Company does not provide for income taxes.  The Company recognizes interest and penalties in income tax expense.

We pay federal, state and local income taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is a C corporation.  See "Note 7.  Income Taxes."

Restricted Funds.  At March 31, 2010, and December 31, 2009, we held $2,000 in restricted funds as a security deposit for a sublessor.

Property and Equipment.  Property and equipment are included in "Other Assets" and are carried at $394,668 and $69,528 at March 31, 2010, and December 31, 2009, respectively, representing cost, less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful lives of the premises and equipment.  We estimate the useful lives to be five to ten years for furniture and fixtures, three years for computer equipment, and ten years for leasehold improvements.

Rent expense.  Our lease at 1450 Broadway, New York, New York, commenced on January 21, 2010, with these offices replacing our corporate headquarters previously located at 111 West 57th Street in New York City.  The lease expires on December 31, 2019.  The base rent is $36 per square foot with a 2.5 percent increase per year over the 10 years of the lease, subject to a full abatement of rent for four months and a rent credit for six months throughout the lease term.  Certain leasehold improvements were also paid for on our behalf by the landlord.  We apply these rent abatements, credits and escalations on a straight-line basis in the determination of rent expense over the lease term.

Lease Termination Costs.  GAAP requires that we maintain a liability for costs associated with vacating our offices at 111 West 57th Street, New York, New York, prior to the termination of our lease in April 2010.  During the three months ended March 31, 2010, we recognized a loss of $68,038 related to the termination.

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

Recent Accounting Pronouncements.  In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements.  This guidance requires reporting entities to make new disclosures about recurring and nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements, on a gross basis, in the reconciliation of Level 3 fair value measurements.  This guidance also requires disclosure of fair value measurements by "class" instead of by "major category" as well as any changes in valuation techniques used during the reporting period.  For disclosures of Level 1 and Level 2 activity, fair value measurements by "class" and changes in valuation techniques, this guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with disclosures for previous comparative periods prior to adoption not required.  The adoption of this portion of this guidance on January 1, 2010, did not have a material impact on the Company's consolidated financial condition or results of operations.  For the reconciliation of Level 3 fair value measurements, this guidance is effective for interim and annual reporting periods beginning after December 15, 2010.  The adoption of this portion of this guidance is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

NOTE 4.  BUSINESS RISKS AND UNCERTAINTIES

We have invested a substantial portion of our assets in privately held companies, the securities of which are inherently illiquid.  We also seek to invest in small publicly traded companies that we believe have exceptional growth potential.  Although these companies are publicly traded, their stock may not trade at high volumes and prices can be volatile, which may restrict our ability to sell our positions.  These privately held and publicly traded businesses tend to lack management depth, to have limited or no history of operations and to not have attained profitability.  Because of the speculative nature of our investments and the lack of a public market for privately held investments, there is greater risk of loss than is the case with traditional investment securities.

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

NOTE 5.  INVESTMENTS

At March 31, 2010, our financial assets were categorized as follows in the fair value hierarchy:

		Fair Value Measurement at Reporting Date Using:

Description	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government Securities	$53,160,430	$53,160,430	$0	$0

Private Portfolio Companies:
Preferred Stock	$77,237,407	$0	$0	$77,237,407
Bridge Notes	$3,703,674	$0	$0	$3,703,674
Common Stock	$1,463,561	$0	$0	$1,463,561
Warrants	$610,304	$0	$0	$610,304

Publicly Traded Portfolio Companies:
Common Stock	$552,454	$552,454	$0	$0
Total	$136,727,830	$53,712,884	$0	$83,014,946

The following chart shows the components of change in the financial assets categorized as Level 3, for the three months ended March 31, 2010.

	Beginning Balance 1/1/2010	Total Realized Gains (Losses) Included in Changes in Net Assets	Total Unrealized Gains (Losses) Included in Changes in Net Assets	Investments in Private Placements and Interest on Bridge Notes	Disposals	Ending Balance 3/31/2010	Amount of Total Gains for the Period Included in Changes in Net Assets Attributable to the Change in Unrealized Gains or Losses Relating to Assets Still Held at the Reporting Date

Preferred Stock	$73,134,661	$0	$3,642,718	$460,028	$0	$77,237,407	$3,642,718

Bridge Notes	2,718,225	0	0	985,449	0	3,703,674	0

Common Stock	1,164,599	0	290,084	8,878	0	1,463,561	290,084

Warrants	779,601	0	(204,996)	35,699	0	610,304	(204,996)

Total	$77,797,086	$0	$3,727,806	$1,490,054	$0	$83,014,946	$3,727,806

NOTE 6.  STOCK-BASED COMPENSATION

On March 18, 2010, the Compensation Committee of the Board of Directors and the full Board of Directors of the Company approved a grant of individual Non-Qualified Stock Option ("NQSO") awards for certain officers and employees of the Company.  The terms and conditions of the stock options granted were set forth in award agreements between the Company and each award recipient entered into on that date.  Options to purchase a total of 150,000 shares of stock were granted with vesting periods ranging from March 18, 2011, to March 18, 2013, and with an exercise price of $4.75, which was the closing price of our shares of common stock as quoted on the Nasdaq Global Market on March 18, 2010.  The awards may become fully vested and exercisable prior to the date or dates in the vesting schedule if the Board of Directors accepts an offer for the sale of substantially all of the Company's assets.  Upon exercise, the shares would be issued from our previously authorized but unissued shares.

The fair value of the options was determined on the date of grant using the Black-Scholes-Merton model.

The assumptions used in the calculation of fair value of the NQSOs granted on March 18, 2010, using the Black-Scholes-Merton model for the expected term was as follows:

							Weighted
							Average
		Number	Expected	Expected	Expected	Risk-free	Fair
		of Options	Term	Volatility	Dividend	Interest	Value
Type of Award	Term	Granted	in Yrs	Factor	Yield	Rates	Per Share

Non-qualified stock options	5 Years	150,000	3.50	63.1%	0%	1.77%	$2.20

Total		150,000					$2.20

For the three months ended March 31, 2010, the Company recognized $553,272 of compensation expense in the Consolidated Statements of Operations.  As of March 31, 2010, there was approximately $5,851,589 of unrecognized compensation cost related to unvested stock option awards.  This cost is expected to be recognized over a weighted average period of approximately two years.

For the three months ended March 31, 2010, a total of 2,653 options were exercised for total proceeds to the Company of $9,949.

A summary of the changes in outstanding stock options for the three months ended March 31, 2010, is as follows:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining	Aggregate
		Exercise	Grant Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (Yrs)	Value
Options Outstanding at January 1, 2010	4,184,503	$8.20	$4.79	6.24	$216,333

Granted	150,000	$4.75	$2.20	4.75

Exercised	(2,653)	$3.75	$1.29

Forfeited or Expired	0	$0	$0

Options Outstanding at March 31, 2010	4,331,850	$8.08	$4.70	5.96	$238,750

Options Exercisable at March 31, 2010	2,526,395	$8.85	$5.08	5.42	$195,911

Options Exercisable and Expected to be Exercisable at March 31, 2010	4,291,522	$8.05	$4.68	5.96	$238,750

The aggregate intrinsic value in the table above with respect to options outstanding, exercisable and expected to be exercisable, is calculated as the difference between the Company's closing stock price of $4.61 on the last trading day of the first quarter of 2010 and the exercise price, multiplied by the number of in-the-money options.  This amount represents the total pre-tax intrinsic value that would have been received by the option holders had all options been fully vested and all option holders exercised their awards on March 31, 2010.  The intrinsic value on the dates of exercise of 2,653 options exercised in the first quarter of 2010 was $3,034.

NOTE 7.  INCOME TAXES

During the first quarter of 2010, we paid $2,632 in federal, state and local income taxes.  At March 31, 2010, we had $0 accrued for federal, state and local taxes payable by the Company.

We pay federal, state and local taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is taxed as a C Corporation.  For the three months ended March 31, 2010, and 2009, our income tax expense for Harris & Harris Enterprises, Inc., was $2,527 and $0, respectively.

NOTE 8.  CAPITAL TRANSACTIONS

On October 9, 2009, we closed a public follow-on offering of 4,887,500 shares of our common stock at a price of $4.75 per share to the public.  The net proceeds of this offering, after deducting underwriting discounts and offering costs of $2,000,413, were $21,215,212.

NOTE 9.  CHANGE IN NET ASSETS PER SHARE

The following table sets forth the computation of basic and diluted per share net increases (decreases) in net assets resulting from operations for the three months ended March 31, 2010, and March 31, 2009.

	For the Three Months Ended March 31
	2010	2009

Numerator for increase (decrease) in net assets per share	$1,687,731	$(951,424)

Denominator for basic weighted average shares	30,859,888	25,859,573

Basic net increase (decrease) in net assets per share resulting from operations	$0.05	$(0.04)

Denominator for diluted weighted average shares	30,899,721	25,859,573

Diluted net increase (decrease) in net assets per share resulting From operations	$0.05	$(0.04)

For the three months ended March 31, 2010, the calculation of net increase in net assets resulting from operations per diluted share includes 39,833 stock options from the March 2009 grant because such options were dilutive.  All other options granted in the period from June 2006 through March 2010 were anti-dilutive.  Stock options may be dilutive in future periods in which there is a net increase in net assets resulting from operations, or in the event that there are significant increases in the average stock price in the stock market or significant decreases in the amount of unrecognized compensation cost.

NOTE 10.  CONTINGENCIES

On April 15, 2010, one of our privately held portfolio companies signed a non-binding term sheet to raise additional funding from a third party, independent financial investor at a price per share higher than that of the previous round.  The price per share in this term sheet was not an input used by our Valuation Committee to determine this portfolio company's value at March 31, 2010.  The closing date proposed in the term sheet is May 19, 2010.  However, there can be no assurance that this transaction will be consummated.  In the event that this transaction is completed, it could be a material input to the determination of the value of our shares of this portfolio company at June 30, 2010.  A valuation calculated based on this input alone could increase the value of this portfolio company at June 30, 2010, ranging from $0 to approximately $8,150,000 or $0 to approximately $0.26 per share, from the value at March 31, 2010.  In the event that this transaction is completed, the price per share of this financing will be one of many inputs used by our Valuation Committee, which is comprised of all of our independent directors, to set the value of this portfolio company at June 30, 2010.

NOTE 11.  SUBSEQUENT EVENTS

On April 8, 2010, we made a $600,000 follow-on investment in a privately held tiny technology portfolio company.

On April 15, 2010, NeoPhotonics Corporation filed a registration statement on Form S-1 to register its shares of common stock for an initial public offering ("IPO").   There can be no assurance that this company will successfully complete an IPO, and a variety of factors, including stock market and general business conditions, could lead it to terminate such efforts to complete an IPO.

On April 21, 2010, we made a $125,000 follow-on investment in ABS Materials, Inc.

On April 23, 2010, we made a $339,760 follow-on investment in SiOnyx, Inc.

On May 4, 2010, we made a $250,000 follow-on investment in a privately held tiny technology portfolio company.

HARRIS & HARRIS GROUP, INC. FINANCIAL HIGHLIGHTS (Unaudited)

	Three Months Ended March 31
	2010	2009

Per Share Operating Performance

Net asset value per share, beginning of period	$4.35	$4.24

Net operating loss*	(0.07)	(0.08)

Net realized (loss) on investments*	(0.00)	0.00

Net decrease in unrealized depreciation on investments held*(1)	0.12	0.04

Total from investment operations*	0.05	(0.04)

Net increase as a result of stock-based compensation expense*	0.02	0.02

Net increase as a result of proceeds from exercise of options	0.00	0.00

Total increase from capital stock transactions	0.02	0.02

Net asset value per share, end of period	$4.42	$4.22

Stock price per share, end of period	$4.61	$3.70

Total return based on stock price	0.9%	(6.33)%

Supplemental Data:

Net assets, end of period	$136,360,282	$109,215,327

Ratio of expenses to average net assets	1.6%	1.9%

Ratio of net operating loss to average net assets	(1.6)%	(1.9)%

Number of shares outstanding, end of period	30,862,246	25,859,573

*   Based on Average Shares Outstanding
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

The information contained in this section should be read in conjunction with the Company's unaudited March 31, 2010, Consolidated Financial Statements and the Company's audited 2009 Consolidated Financial Statements and notes thereto.

Background and Overview

We incorporated under the laws of the state of New York in August 1981.  In 1983, we completed an initial public offering ("IPO").  In 1984, we divested all of our assets except Otisville BioTech, Inc., and became a financial services company with the investment in Otisville as the initial focus of our business activity.

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

We believe that we are the only publicly traded BDC making venture capital investments exclusively in nanotechnology and microsystems.  We believe we provide three core benefits to our shareholders.  First, we are an established firm with a track record of investing in venture capital-backed companies.  Second, we provide shareholders with access to emerging companies that commercialize and integrate products enabled by nanotechnology and microsystems that are generally privately owned.  Third, we provide access to venture capital investments in a vehicle that, unlike private venture capital firms, is both transparent and liquid.

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

As of March 31, 2010, $83,014,946, or 60 percent, of our total assets at fair value consisted of private venture capital investments, net of unrealized depreciation of $10,566,189.  As of December 31, 2009, $77,797,086, or 57 percent, of our total assets at fair value consisted of private venture capital investments, net of unrealized depreciation of $14,293,994.  As of March 31, 2010, $552,454, or less than one percent, of our total assets at market value consisted of publicly traded venture capital investments, net of unrealized appreciation of $5,150.

Historical Investments

Since our investment in Otisville in 1983 through March 31, 2010, we have made a total of 88 venture capital investments, including four private placement investments in securities of publicly traded companies.  We have exited 55 of these 88 investments, realizing total gross proceeds of $143,930,719 on our cumulative invested capital of $71,854,116.

Historically, as measured from first dollar in to last dollar out, the average and median holding periods for the 55 investments we have exited were 4.0 years and 3.3 years, respectively.

In 1994, we invested in our first nanotechnology company, Nanophase Technologies Corporation.  Recognizing the potential of nanotechnology, we continued to monitor developments in the field.  From August 2001 through March 31, 2010, all 46 of our initial investments have been in companies commercializing or integrating products enabled by nanotechnology or microsystems.  From August 2001 through March 31, 2010, we have invested a total (before any subsequent write-ups, write-downs or dispositions) of $118,423,820 in these companies.  We currently have 33 companies in our portfolio, including one investment made prior to 2001.  At March 31, 2010, from first dollar in, the average and median holding periods for these 33 investments were 4.3 years and 3.9 years, respectively.

Investment Pace

The following is a summary of our initial and follow-on investments in nanotechnology from January 1, 2006, to March 31, 2010.  We consider a "round led" to be a round where we were the new investor or the leader of a set of investors in an investee company.  Typically, but not always, the lead investor negotiates the price and terms of the deal with the investee company.

	2006	2007	2008	2009	Three Months Ended March 31, 2010

Total Incremental Investments	$24,408,187	$20,595,161	$17,779,462	$12,334,051	$1,675,058

Investments in Privately Held Companies

No. of New Investments	6	7	4	1	1

No. of Follow-On Investment Rounds	14	20	25	27	7

No. of Rounds Led	7	3	4	5	3

Average Dollar Amount – Initial	$2,383,424	$1,086,441	$683,625	$250,000	$250,000

Average Dollar Amount – Follow-On	$721,974	$649,504	$601,799	$436,490	$168,083

Investments in Publicly Traded Companies

No. of New Investments	0	0	0	1	1

No. of Follow-On Investment Rounds	0	0	0	2	3

Average Dollar Amount – Initial	$0	$0	$0	$99,624	$99,957

Average Dollar Amount – Follow-On	$0	$0	$0	$99,602	$49,507

We have a robust deal flow in privately held companies operating at various stages of maturity.  Technology platforms and interesting intellectual property estates are being formed in specific areas of nanotechnology that may be interesting on their own or combined with our existing nanotechnology companies.  With our current portfolio, with our current asset size and with the current state of the venture capital market, we are primarily focused on examining private company opportunities at the earliest stages of maturity and at later stages of maturity.  In early-stage private companies, we are looking for opportunities where there is the potential for generating near-term revenue and where we will have the opportunity to own greater than five percent of the company at the time of exit.  In late-stage private companies, we are looking for opportunities where the company has a clear path to revenue growth, where there is a near-term exit opportunity and where we believe the current round of financing may be the last round of private financing.  We are currently planning to invest between five and seven million dollars over the life of each of our investments in private companies.

For new and follow-on investments, we generally syndicate with other venture capital firms, high-net-worth individuals and corporate investors.  We plan to continue this approach, while taking into account that the current economic and venture capital turmoil has decreased the availability of capital to many of our potential co-investors.  This situation may reduce the number of potential co-investors available to us when forming syndicates.

We believe recent market dynamics present opportunities to invest in micro-capitalization publicly traded companies.  Additionally, in July 2008, the SEC adopted a rule providing that companies with a fully diluted market capitalization below $250 million would be considered "good" BDC investments.  We believe this rule provides new opportunities under our current structure as a BDC.  We began investing in such opportunities actively in 2009.

Our approach to investing in publicly traded companies is similar to that of privately held companies, albeit with a shorter investment timeframe of one to three years versus five to seven years for private venture capital investments.  The liquidity of these investments and our intention to hold these investments for a shorter period of time potentially enables us to increase the overall liquidity of our venture capital portfolio.   We focus on:

•	micro-capitalization companies listed on a national securities exchange or on the over-the-counter (OTC) markets;

•	companies that we think have exceptional growth potential;

•	companies that operate in markets in which we are familiar because our privately held venture-backed companies operate in these markets;

•	opportunities where our experience in emerging technology provides insight into competitive advantages;

•	companies with products enabled by nanotechnology that have competitive advantages and shorter times to commercial launch than those of similar privately held companies;

•	opportunities where there is a disparity in valuation of similar publicly traded and privately held companies;

•	companies that have not been widely discovered or followed by the investment community; and

•	opportunities where the addition of capital to the investee company enables it to reach a critical milestone, and where the capital is the main factor in decreasing the risk of meeting that milestone.

We may also invest in companies that have known pending events such as regulatory approvals, potential events such as merger and acquisition ("M&A") transactions or transitions from OTC to a national securities exchange that may drive liquidity and stock-price appreciation.

Importance of Availability of Liquid Capital

Private venture capital funds that we typically co-invest with are structured commonly as limited partnerships with a committed level of capital and finite lifetime.  Capital is "called" from limited partners to make investments and pay for expenses of running the firm at various points within the lifetime of the fund.  For each initial investment, the fund must reserve additional capital for follow-on investments at later stages of the life of the portfolio companies.  These follow-on investments are required because often venture-backed portfolio companies in areas in which we invest operate with negative cash flow for lengthy periods of time.  In general, the cumulative total of initial invested capital and reserves cannot exceed the committed level of capital of the fund.

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

1)
We manage the company and our investment pace and criteria such that our projected needs for capital to make new and follow-on investments do not exceed the total of our liquid investments.  Although we use best efforts to predict when this capital will be required for use in new and follow-on investments, we cannot predict with certainty the timing for these investments.  We would be unable to make new or follow-on investments in our portfolio companies without having substantial liquid resources of capital available to us.

2)
Venture capital firms traditionally invest beside other venture capital firms in a process called syndication.  The size of the fund and the amount of capital reserves available to syndicate partners is often an attribute that potential co-investors consider when deciding on syndicate partners.  As we do not have committed capital from limited partners, we believe we must have adequate available liquid capital on our balance sheet to be able to have access to high-quality deal flow and to co-invest with top-tier venture capital firms.

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

Our principal objective is to achieve long-term capital appreciation, rather than current income.  We cannot rely on current income to provide adequate capital for our venture capital investments and the timing of long-term capital gains is uncertain.  We believe, therefore, that the appropriate balance of highly liquid capital is essential to our business.

Involvement with Portfolio Companies

The 1940 Act requires that BDCs offer to "make available significant managerial assistance" to portfolio companies.  We are actively involved with our portfolio companies through membership on boards of directors, as observers to the boards of directors and/or through frequent communication with management.  As of March 31, 2010, we held at least a board seat or observer rights on 26 of our 31 privately held portfolio companies (84 percent).  We do not hold board seats or observer rights on our two publicly traded portfolio companies.

We may hold two or more board seats in early-stage portfolio companies or those in which we have significant ownership.  We currently hold two board seats in Ancora Pharmaceuticals, Enumeral Technologies, and Laser Light Engines.  We may transition off of the board of directors to an observer role as our portfolio companies raise additional capital from new investors, as they mature or as they are able to attract independent members who have relevant industry experience and contacts.  We also typically step off the board of directors upon the completion of an IPO.

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

Commercialization of Nanotechnology by Our Portfolio Companies

Our nanotechnology investments have matured around three main industry clusters: cleantech (43.3 percent of our venture capital portfolio as of March 31, 2010); electronics, including semiconductors (25.6 percent of our venture capital portfolio as of March 31, 2010); and healthcare/biotechnology (14.3 percent of our venture capital portfolio as of March 31, 2010).  We call these three areas "Nanotech for CleantechSM," "Nanotech for ElectronicsSM," and "Nanotech for HealthcareSM," respectively.  We have and may continue to make investments outside these industry areas, and we may not maintain these industry clusters or the weightings within these clusters.

Harris & Harris Group
Portfolio as of March 31, 2010

Cleantech (43.3%)

Solazyme
Bridgelux
Innovalight
Contour Energy
Nextreme Thermal Solutions
Laser Light Engines
Nanosys
Cobalt Technologies
ABS Materials
Siluria Technologies
Satcon
TetraVitae Bioscience
Crystal IS
NanoGram

Electronics and Semiconductors (25.6%)

Molecular Imprints
Adesto
SiOnyx
D-Wave Systems
Nantero
Cambrios
Kovio

Healthcare / Biotech (14.3%)

Mersana Therapeutics
Metabolon
Ensemble Discovery
Ancora Pharmaceuticals
BioVex Group
Enumeral Technologies
Orthovita
PolyRemedy

Other (16.8%)

NeoPhotonics
Xradia
Questech
Polatis

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

We classify our portfolio companies into either existing market domains or emerging market domains. We expect that the time scale at which these companies mature commercially will be impacted by whether their technology is being adopted into an existing market domain or an emerging market domain.  In addition to the characteristics we look for when investing in private companies outlined on page 45, we continue to look for investment opportunities in emerging market domains, as we believe these investments have the potential to create outsized venture capital returns.

Maturity of Current Venture Capital Portfolio

Our venture capital portfolio is composed of companies at varying maturities facing different types of risks.  We have defined these levels of maturity and sources of risk as: 1) Early Stage / Technology Risk, 2) Mid Stage / Market Risk and 3) Late Stage / Execution Risk.  Early-stage companies have a high degree of technical, market and execution risk, which is typical of initial investments by venture capital firms, including us.  These companies often require substantial development of their technologies before they begin introducing products to market.  Mid-stage companies are those that have overcome most of the technical risk associated with their products and are now focused on addressing the market acceptance for their products.  For those companies developing therapeutics or medical devices, the focus is on bringing their products through the first phases of clinical trials.  Late-stage companies are those that have determined there is a market for their products, and they are now focused on sales execution and scale.  Late-stage healthcare and biotechnology companies are typically either in Phase III Clinical Trials, which are the pivotal trials before a possible FDA approval and commercial launch of a product, or are generating revenue from the commercial sale of one or more products.  The chart below shows our assessment of the stage of maturity of our 33 portfolio companies.

MATURITY OF OUR PORTFOLIO COMPANIES
Level of Maturity
Aggregate Value
$19,455,562
Adesto Nextreme
SiOnyx Laser Light Engines
D-Wave Systems
Ancora Cobalt Technologies
Enumeral Technologies
ABS Materials
Siluria Tetravitae
PolyRemedy
Crystal IS NanoGram
$21,915,526
Innovalight
Contour Energy
Mersana
Nanosys
Ensemble Discovery
Nantero
Cambrios
Kovio
Polatis
$42,196,312
Solazyme
NeoPhotonics
Bridgelux
Xradia
Molecular Imprints
Metabolon
BioVex
Questech
Orthovita
Satcon
Early Stage / Technology Risk
Mid Stage / Market Risk
Late Stage / Expansion Risk

* Portfolio companies and values as of March 31, 2010.

We expect some of our portfolio companies to transition between stages of maturity over time.  This transition may be forward if the company is maturing and is successfully executing its business plan or may be backward if the company is not successfully executing its business plan or decides to change its business plan substantially from its original plan.

Our two new investments in the first quarter of 2010 included one early-stage company, ABS Materials, Inc., and one late-stage company, Satcon Technology Corporation.  From December 31, 2009, to March 31, 2010, we transitioned one company, Nextreme Thermal Solutions, Inc., from being classified as a mid-stage company to an early-stage company.

We currently have 21 privately held companies in our venture capital portfolio that generate revenues ranging from nominal to significant from commercial sales of products and/or services enabled by nanotechnology and microsystems, from commercial partnerships and/or from government grants.

On April 15, 2010, NeoPhotonics Corporation filed a registration statement on Form S-1 to register its shares of common stock for an IPO.   There can be no assurance that this company will successfully complete an IPO, and a variety of factors, including stock market and general business conditions, could lead it to terminate such IPO.

Current Business Environment

The first quarter of 2010 concluded with the public markets having their fourth consecutive positive quarter, with the general economic decline appearing to level off and with the same number of IPOs of venture-backed companies in the quarter as in all of 2009.  However, recent events related to sovereign debt issues in Europe have created a return to high volatility in the financial markets.  Additionally, if these issues continue to intensify or spread to other countries, they could derail the nascent and tenuous economic recovery.  Additionally, even within this improving general economic environment, the availability of capital for venture capital firms and venture-backed companies continues to be limited.   This conclusion is supported in part by data from the National Venture Capital Association indicating that venture capital investment in the first quarter of 2010 was down nine percent in investment amount and 18 percent in the number of deals compared to the fourth quarter of 2009.

The first quarter of 2010 included venture-backed exits through M&A similar in pace and amount to that during the fourth quarter of 2009, and it included eight IPOs of venture-backed companies.  The median amount of cash paid in an M&A transaction and the number of IPOs, both in terms of number and amount of capital raised, remains historically low.  These data support our belief that the increases in the value of publicly traded companies do not necessarily correspond with the ability of investors to exit privately held companies.  As such, we expect that it may take significantly more time for the exit market for venture-backed companies to recover from the current economic turmoil than the public stock markets.  Additionally, any increase in volatility in the financial markets may impact opportunities for IPOs.  We continue to believe the lack of liquidity will negatively affect the amount of capital available to privately held companies from venture capital firms.

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

The values of privately held, venture capital-backed companies are inherently more difficult to assess at any single point in time because securities of these types of companies are not actively traded.  We believe, perhaps even more than in the past, that illiquidity, and the perception of illiquidity, can affect value.  We continue to believe that private valuations may be slower to respond to improving economic conditions than publicly traded companies partially because their securities are illiquid.

Difficult venture environments can result in weak companies not receiving financing and being subsequently closed down with a loss to venture investors, and/or strong companies receiving financing but at significantly lower valuations than the preceding financing rounds.  The current state of the venture capital market limits the availability of capital for investment by venture capital firms.  Increasingly, existing investors in a syndicate are required to provide capital without the participation of new investors.  Some of these existing investors are unable to invest their full pro rata amount of a round of financing, if at all, which results in a fractured syndicate.  A fractured syndicate can result in a portfolio company being unable to raise additional capital to fund operations regardless of the potential of the intellectual property or the business of the portfolio company.  The portfolio company may be forced to sell before reaching its full potential or be shut down entirely if the remaining investors cannot financially support the company.  These scenarios may adversely affect value.

Many venture capital firms, including us, are evaluating their investment portfolios carefully to assess future potential capital needs.  In the current business climate, this evaluation may result in a decrease in the number of companies we decide to finance going forward or may increase the number of companies we decide to sell before reaching their full potential.  If we decide to proceed with a follow-on investment, these rounds of financing may occur at valuations lower than those at which we originally invested.  Our ownership in portfolio companies that we decide to stop funding may be subject to punitive actions that reduce or eliminate value.  Such actions could result in an unprofitable investment or a complete loss of invested funds.  These decisions resulted in punitive actions to our preferred ownership in three of our portfolio companies, which, when combined with additional factors, results in a value of $0 of our securities of these companies as of March 31, 2010.

Non-Performance Risk

As part of the valuation process, we consider non-performance risk.  Non-performance risk is the risk that a portfolio company will be: (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation.  Our best estimate of the non-performance risk of our portfolio companies has been quantified and included in the valuation of the companies as of March 31, 2010.  In the future, as these companies receive terms for additional financings or are unable to receive additional financing and, therefore, proceed with sales or shutdowns of the business, we expect the contribution of the discount for non-performance risk to vary in importance in determining the values of our securities of these companies.  As of March 31, 2010, non-performance risk was a significant factor in determining the values of 12 of our 31 private portfolio companies.  These 12 companies accounted for approximately $26.6 million of the total value of our privately held venture capital portfolio.

In each of the years in the period 2006 through 2009, and for the three months ended March 31, 2010, the Company recorded the following gross write-ups in privately held securities as a percentage of net assets at the beginning of the year ("BOY"), gross write-downs in privately held securities as a percentage of net assets at the beginning of the year, and change in value of private portfolio securities as a percentage of net assets at the beginning of the year.

	2006	2007	2008	2009	Three Months Ended March 31, 2010

Net Asset Value, BOY	$117,987,742	$113,930,303	$138,363,344	$109,531,113	$134,158,258

Gross Write-Downs During Year	$(4,211,323)	$(7,810,794)	$(39,671,588)	$(12,845,574)	$(2,579,946)

Gross Write-Ups During Year	$279,363	$11,694,618	$820,559	$21,631,864	$6,307,752

Gross Write-Downs as a Percentage of Net Asset Value, BOY	-3.57%	-6.86%	-28.67%	-11.7%	-1.9%

Gross Write-Ups as a Percentage of Net Asset Value, BOY	0.24%	10.26%	0.59%	19.7%	4.7%

Net Change as a Percentage of Net Asset Value, BOY	-3.33%	3.40%	-28.08%	8.0%	2.8%

From December 31, 2009, to March 31, 2010, the value of our private venture capital portfolio increased by $5,217,860 from $77,797,086 to $83,014,946.  The table below indicates some of the inputs used to determine value of our privately held portfolio companies and the portion of the change in value, on a quarter over quarter basis, relevant to those inputs.  It should be noted that our Valuation Committee takes into account multiple sources of quantitative and qualitative inputs to ultimately determine the value of our privately held portfolio companies.

	Q4 2009 to Q1 2010	Q3 2009 to Q4 2009	Q2 2009 to Q3 2009	Q1 2009 to Q2 2009
Value of Private Portfolio as of Previous Quarter	$77,797,086	$69,876,210	$63,959,811	$58,793,688
Value of Private Portfolio as of Current Quarter	$83,014,946	$77,797,086	$69,876,210	$63,959,811
Examples of Inputs that Contribute to Changes in Value
Total New and Follow-On Investments	$1,426,580	$4,698,782	$3,884,893	$2,728,373
(+) Due to Terms of New Equity Rounds of Financing	$1,436,628	$5,229,990	$4,725,316	$2,898,224
(-) Due to Terms of New Equity Rounds of Financing	$0	$0	$(1,967,156)	$(53,846)
(+) Due to (+) in Values of Comparables	$2,151,404	$1,938,047	$2,823,833	$680,485
(-) Due to (-) in Values of Comparables	$0	$(6,313)	$0	$(30,050)
(+) Due to (-) in Non-Performance Risk	$2,511,106	$500,000	$0	$1,049,480
(-) Due to (+) in Non-Performance Risk	$(2,307,768)	$(4,795,765)	$(3,794,138)	$(2,437,523)
Other Factors[1]	$(90)	$356,135	$243,651[2]	$330,980

Total Change in Value of Private Portfolio from Quarter to Quarter	$5,217,860	$7,920,876	$5,916,399	$5,166,123

1  Other factors include changes in accrued bridge note interest, currency fluctuations and the value of warrants.

2  Includes changes in the capital account of Exponential Business Development Company.

The values of publicly traded comparables on March 31, 2010, were significant factors in determining the values of three of our 31 privately held portfolio companies.  These three companies accounted for approximately $14.0 million of the total value of our venture capital portfolio at March 31, 2010.  These values could differ materially if calculated on a different date due to changes in values of the publicly traded comparables.

As of March 31, 2010, our top ten investments by value accounted for approximately 68 percent of the value of our venture capital portfolio.  As of that date, we believe at least three of these companies will require additional invested capital by the end of 2010.

The increase or decrease in the value of our venture capital investments does not affect the day-to-day operations of the Company, as we have no debt and fund our venture capital investments and daily operating expenses from interest earned and proceeds from the sales of our investments in U.S. government and agency obligations.  As of March 31, 2010, we held $53,160,430 in U.S. government obligations.

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

In previous years, we have been able to generate substantial amounts of interest income from our holdings of U.S. treasury securities.  As of March 31, 2010, we held two U.S. treasury securities, with maturity dates of less than six months, yielding approximately 0.06 percent.  As of March 31, 2010, yields for 3-month, 6-month, and 12-month U.S. treasury securities were 0.16 percent, 0.24 percent and 0.41 percent, respectively.  With yields at this level, we expect to generate less interest income than in previous fiscal quarters and years.

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

Three months ended March 31, 2010, as compared to the three months ended March 31, 2009

In the three months ended March 31, 2010, we had a net increase in net assets resulting from operations of $1,687,731.  In the three months ended March 31, 2009, we had a net decrease in net assets resulting from operations of $951,424.

Investment Income and Expenses:

We had net operating losses of $2,112,678 and $2,098,879 for the three months ended March 31, 2010, and March 31, 2009, respectively.  The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expense of $553,272 in 2010 and $635,638 in 2009 associated with the granting of stock options.  During the three months ended March 31, 2010, and 2009, total investment income (loss) was $79,073 and $(23,561), respectively.  During the three months ended March 31, 2010, and 2009, total operating expenses were $2,191,751 and $2,075,318, respectively.

During the three months ended March 31, 2010, as compared with the same period in 2009, investment income increased, reflecting an increase in interest income from bridge notes, as well as an increase in our average holdings of U.S. government securities, offset by a substantial decrease in interest rates.  During the three months ended March 31, 2010, our average holdings of such securities were $54,156,767, as compared with $52,001,080 during the three months ended March 31, 2009.  The average yield on our U.S. government securities decreased from 0.29 percent for the three months ended March 31, 2009, to 0.06 percent for the three months ended March 31, 2010.

Operating expenses, including non-cash, stock-based compensation expense, were $2,191,751 and $2,075,318 for the three months ended March 31, 2010, and March 31, 2009, respectively.  The increase in operating expenses for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, was primarily owing to increases in salaries, benefits and stock-based compensation expense, professional fees, directors' fees and expenses and custody fees, offset by a decrease in administration and operations expense and rent expense.  Salaries, benefits and stock-based compensation expense increased by $1,937, or less than one percent, through March 31, 2010, as compared with March 31, 2009, primarily as a result of a decrease in non-cash expense of $82,366 associated with the Harris & Harris Group, Inc. 2006 Equity Incentive Plan (the "Stock Plan"), offset by an increase in salaries and benefits owing primarily to an accrual for year-end employee bonuses of $73,500 and to an increase in salary of two of our employees.  While the non-cash, stock-based compensation expense for the Stock Plan increased our operating expenses by $553,272, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value.  The non-cash, stock-based compensation expense and corresponding increase to our additional paid-in capital may increase in future quarters. Professional fees increased by $28,119, or 13.1 percent, for the three months ended March 31, 2010, as compared with the same period in 2009, primarily as a result of an increase in certain legal and consulting fees, offset by a reduction in certain accounting fees.  Directors' fees and expenses increased by $10,852, or 12.8 percent, through March 31, 2010, as compared with March 31, 2009, primarily as a result of one additional meeting held during the quarter.  Custody fees increased by $17,138, or 249.8 percent, as compared with the same period in 2009, owing to the higher fees charged by our new custodian, the Bank of New York Mellon, who has more expertise in working with investment companies.  For the quarter ended March 31, 2010, we had a loss of $68,038 as a result of abandoning our lease at our former office prior to the end of the lease term which expired in April 2010.  Administration and operations expense decreased by $7,913, or 2.7 percent, through March 31, 2010, as compared with March 31, 2009, primarily as a result of a decrease in our directors' and officers' liability insurance expense and decreases in the expenses related to the annual report and proxy, offset by increases in the cost of non-employee-related insurance, increases in managing directors' travel-related expenses and expenses associated with the relocation of our corporate headquarters in New York City.  Rent expense decreased $848, or 1.1 percent, for the period ended March 31, 2010, as compared with the three months ended March 31, 2009.  Our rent expense of $77,215 for the three months ended March 31, 2010, includes $31,842 of rent paid in cash and $45,373 of non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term.

Realized Income and Losses from Investments:

During the three months ended March 31, 2010, and March 31, 2009, we realized net losses on investments of $11,523 and $3,613, respectively.

During the three months ended March 31, 2010, we realized net losses of $11,523, consisting primarily of realized gains on the sale of U.S. government securities, offset by realized losses on the disposal of fixed assets.

During the three months ended March 31, 2009, we realized net losses of $3,613, consisting primarily of a realized loss in Exponential Business Development Company.

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the three months ended March 31, 2010, net unrealized depreciation on total investments decreased by $3,814,564, or 26.5 percent, from net unrealized depreciation of $14,378,869 at December 31, 2009, to net unrealized depreciation of $10,564,305 at March 31, 2010.  During the three months ended March 31, 2009, net unrealized depreciation on total investments decreased by $1,151,448, or 3.38 percent, from net unrealized depreciation of $34,097,196 at December 31, 2008, to net unrealized depreciation of $32,945,748 at March 31, 2009.

During the three months ended March 31, 2010, net unrealized depreciation on our venture capital investments decreased by $3,805,387, from net unrealized depreciation of $14,366,426 at December 31, 2009, to net unrealized depreciation of $10,561,039 at March 31, 2010, owing primarily to increases in the valuations of the following investments held:

Investment	Amount of Write-Up

BridgeLux, Inc.	$1,443,475
Ensemble Discovery Corporation	500,000
Mersana Therapeutics, Inc.	975,813
Metabolon, Inc.	76,162
NeoPhotonics Corporation	1,543,752
Orthovita, Inc.	71,784
Questech Corporation	7,210
Satcon Technology Corporation	5,797
SiOnyx, Inc.	1,076,154
Xradia, Inc.	600,447

The write-ups for the three months ended March 31, 2010, were partially offset by decreases in the valuations of the following investments held:

Investment	Amount of Write-Down

BioVex Group, Inc.	$1,999
Kovio, Inc.	1,414,490
Molecular Imprints, Inc.	8,250
Nextreme Thermal Solutions, Inc.	1,101,314
PolyRemedy, Inc.	53,893

We had an increase owing to foreign currency translation of $84,739 on our investment in D-Wave Systems, Inc.

Unrealized depreciation on our U.S. government securities portfolio decreased from $12,443 at December 31, 2009, to $3,266 at March 31, 2010.

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

Financial Condition

March 31, 2010

At March 31, 2010, our total assets and net assets were $138,757,450 and $136,360,282, respectively.  At December 31, 2009, they were $136,109,101 and $134,158,258, respectively.

At March 31, 2010, net asset value per share ("NAV") was $4.42, as compared with $4.35 at December 31, 2009.  At March 31, 2010, our shares outstanding increased to 30,862,246 from 30,859,593 at December 31, 2009.

Significant developments in the three months ended March 31, 2010, included an increase in the holdings of our venture capital investments of $5,543,919 and a decrease in our holdings of U.S. government obligations of $2,787,151.  The increase in the value of our venture capital investments from $78,023,481 at December 31, 2009, to $83,567,400 at March 31, 2010, resulted primarily from an increase in the net value of our venture capital investments of $3,805,387 and by two new and 10 follow-on investments of $1,675,058.  The decrease in the value of our U.S. government obligations from $55,947,581 at December 31, 2009, to $53,160,430 at March 31, 2010, is primarily owing to the payment of cash basis operating expenses of $1,533,742 and to new and follow-on venture capital investments totaling $1,675,058.

The following table is a summary of additions to our portfolio of venture capital investments made during the three months ended March 31, 2010:

New Investments	Amount of Investment

ABS Materials, Inc.	$250,000
Satcon Technology Corporation	99,957

Follow-On Investments	Amount of Investment
$
Ancora Pharmaceuticals Inc.	500,000
BridgeLux, Inc.	250,041
Laser Light Engines, Inc.	250,000
Mersana Therapeutics, Inc.	87,500
Mersana Therapeutics, Inc.	84,475
NeoPhotonics Corporation	2,455
NeoPhotonics Corporation	2,109
Orthovita, Inc.	98,427
Satcon Technology Corporation	22,134
Satcon Technology Corporation	27,960

Total	$1,675,058

The following tables summarize the values of our portfolios of venture capital investments and U.S. government obligations, as compared with their cost, at March 31, 2010, and December 31, 2009:

	March 31, 2010	December 31, 2009
Venture capital investments, at cost	$94,128,439	$92,389,907
Net unrealized depreciation(1)	10,561,039	14,366,426
Venture capital investments, at value	$83,567,400	$78,023,481

	March 31, 2010	December 31, 2009
U.S. government obligations, at cost	$53,163,696	$55,960,024
Net unrealized depreciation(1)	3,266	12,443
U.S. government obligations, at value	$53,160,430	$55,947,581

(1)At March 31, 2010, and December 31, 2009, the net accumulated unrealized depreciation on investments was $10,564,305 and $14,378,869, respectively.

Liquidity

Our liquidity and capital resources are generated and generally available through our cash holdings, interest earned on our investments on U.S. government securities, cash flows from the sales of U.S. government securities, proceeds from periodic follow-on equity offerings and realized capital gains retained for reinvestment.

We fund our day-to-day operations using interest earned and proceeds from the sales of our investments in U.S. government securities.  The increase or decrease in the valuations of our portfolio companies does not impact our daily liquidity.  At March 31, 2010, and December 31, 2009, we had no investments in money market mutual funds.  We have no debt outstanding, and, therefore, are not subject to credit agency downgrades.

At March 31, 2010, and December 31, 2009, our total net primary liquidity was $54,181,225 and $57,642,233, respectively.  Our primary liquidity is comprised of our cash, U.S. government securities, receivables from unsettled trades, receivables from portfolio companies and interest receivables.  The decrease in our primary liquidity from December 31, 2009, to March 31, 2010, is primarily owing to the use of funds for investments and payment of net operating expenses.

At March 31, 2010, and December 31, 2009, our secondary liquidity was $552,454 and $226,395, respectively.  Our secondary liquidity consists of our publicly traded securities.  Although these companies are publicly traded, their stock may not trade at high volumes and prices can be volatile, which may restrict our ability to sell our positions at any given time.

Although we cannot predict future market conditions, we continue to believe that our current cash and U.S. government security holdings and our ability to adjust our investment pace will provide us with adequate liquidity to execute our current business strategy.

Except for a rights offering, we are also generally not able to issue and sell our common stock at a price below our net asset value per share, exclusive of any distributing commission or discount, without shareholder approval.  As of March 31, 2010, our net asset value was $4.42 per share and our closing market price was $4.61 per share.  We do not currently have shareholder approval to issue or sell shares below our net asset value per share.

Capital Resources

On October 9, 2009, we completed the sale of 4,887,500 shares of our common stock at a price of $4.75 per share to the public for total gross proceeds of $23,215,625; net proceeds of this offering, after deducting underwriting discounts and offering costs of $2,000,413, were $21,215,212.  We intend to use, and have been using, the net proceeds of this offering to make new investments in nanotechnology, as well as for follow-on investments in our existing venture capital investments and for working capital.  Through March 31, 2010, we have used $8,950,835 of the net proceeds from this offering for these purposes.

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

Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the SEC and GAAP.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets.  (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.")  As of March 31, 2010, our financial statements include private venture capital investments valued at $83,014,946, the fair values of which were determined in good faith by, or under the direction of, the Board of Directors.  As of March 31, 2010, approximately 60.8 percent of our net assets represent investments in portfolio companies valued at fair value by the Board of Directors.

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

The difficult venture capital environment continues to make it extremely difficult for many companies to raise capital.  Moreover, the cost of capital has increased substantially.  Historically, difficult venture capital environments have resulted in weak companies not receiving financing and being subsequently closed down with a loss of investment to venture investors, and/or strong companies receiving financing but at significantly lower valuations than the preceding venture rounds, leading to very deep dilution for those who do not participate in the new rounds of investment.  This economic and financing environment has caused an increase in the non-performance risk for venture capital-backed companies.  Our best estimate of the non-performance risk of our portfolio companies has been quantified and included in the valuation of the companies at March 31, 2010.

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

At March 31, 2010, all of our private portfolio investments were classified as Level 3 in the hierarchy, indicating a high level of judgment required in their valuation.

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

Stock-Based Compensation

Determining the appropriate fair-value model and calculating the fair value of share-based awards on the date of grant requires judgment.  Historically, we have used the Black-Scholes-Merton option pricing model to estimate the fair value of employee stock options.  During the quarter ended March 31, 2010, we used the Black-Scholes-Merton option pricing model to estimate the fair value of the five-year NQSOs granted on March, 18, 2010.

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

Recent Developments — Portfolio Companies

On April 8, 2010, we made a $600,000 follow-on investment in a privately held tiny technology portfolio company.

On April 15, 2010, NeoPhotonics Corporation filed a registration statement on Form S-1 to register its shares of common stock for an initial public offering ("IPO").   There can be no assurance that this company will successfully complete an IPO, and a variety of factors, including stock market and general business conditions, could lead it to terminate such efforts to complete an IPO.

On April 15, 2010, one of our privately held portfolio companies signed a non-binding term sheet to raise additional funding from a third party, independent financial investor at a price per share higher than that of the previous round.  The price per share in this term sheet was not an input used by our Valuation Committee to determine this portfolio company's value at March 31, 2010.  The closing date proposed in the term sheet is May 19, 2010.  However, there can be no assurance that this transaction will be consummated.  In the event that this transaction is completed, it could be a material input to the determination of the value of our shares of this portfolio company at June 30, 2010.  A valuation calculated based on this input alone could increase the value of this portfolio company at June 30, 2010, ranging from $0 to approximately $8,150,000 or $0 to approximately $0.26 per share, from the value at March 31, 2010.  In the event that this transaction is completed, the price per share of this financing will be one of many inputs used by our Valuation Committee, which is comprised of all of our independent directors, to set the value of this portfolio company at June 30, 2010.

On April 21, 2010, we made a $125,000 follow-on investment in ABS Materials, Inc.

On April 23, 2010, we made a $339,760 follow-on investment in SiOnyx, Inc.

On May 4, 2010, we made a $250,000 follow-on investment in a privately held tiny technology portfolio company.

Forward-Looking Statements

The information contained herein may contain "forward-looking statements" based on our current expectations, assumptions and estimates about us and our industry.  These forward-looking statements involve risks and uncertainties.  Words such as "believe," "anticipate," "estimate," "expect," "intend," "plan," "will," "may," "might," "could," "continue" and other similar expressions identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements as a result of several factors more fully described in "Risk Factors" and elsewhere in this Form 10-Q, and in our Form 10-K for the year ended December 31, 2009.  The forward-looking statements made in this Form 10-Q relate only to events as of the date on which the statements are made.  We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Investments in privately held, immature companies are inherently more volatile than investments in more mature businesses.  Such immature businesses are inherently fragile and easily affected by both internal and external forces.  Our investee companies can lose much or all of their value suddenly in response to an internal or external adverse event.  Conversely, these immature businesses can gain suddenly in value in response to an internal or external positive development.

Interest Rate Risk

We generally also invest in both short and long-term U.S. government and agency securities.  To the extent that we invest in short and long-term U.S. government and agency securities, changes in interest rates result in changes in the value of these obligations that result in an increase or decrease of our net asset value.  The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements,  and the quantity and duration of  long-term U.S. government and agency securities held by the Company, and it will vary from period to period.  If the average interest rate on U.S. government securities with three-month maturities which correspond to the maturities of the Company's holdings at March 31, 2010, were to increase by 25, 75 and 150 basis points, the average value of these securities held by us at March 31, 2010, would decrease by approximately $132,901, $398,703 and $797,406, respectively, and our net asset value would decrease correspondingly.

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

Foreign Currency Risk

Most of our investments are denominated in U.S. dollars.  We currently have one investment denominated in Canadian dollars.  We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates.  The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates is $320,344 at March 31, 2010.

Item 4.  Controls and Procedures

(a)  Disclosure Controls and Procedures.  As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the 1934 Act).  Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures.  As of March 31, 2010, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

(b)   Changes in Internal Control Over Financial Reporting.   There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the first quarter of 2010 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.   Risk Factors

Investing in our common stock involves significant risks relating to our business and investment objective.  You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2009, before you purchase any of our common stock.

The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Unknown additional risks and uncertainties, or ones that we currently consider immaterial, may also impair our business.  If any of these risks or uncertainties materialize, our business, financial condition or results of operations could be materially adversely affected.  In this event, the trading price of our common stock could decline, and you could lose all or part of your investment.  In addition to the risks described in our Annual Report on Form 10-K, you should also consider the following risk:

The market price of our shares of common stock may be adversely affected by the sale of shares by our management or founding stockholder.

Sales of our shares of common stock by our officers through 10b5-1 plans or by our founding stockholder could adversely and unpredictably affect the price of those securities.  Additionally, the price of our shares of common stock could be affected even by the potential for sales by these persons.  We cannot predict the effect that any future sales of our common stock, or the potential for those sales, will have on our share price.  Furthermore, due to relatively low trading volume of our stock, should one or more large stockholders seek to sell a significant portion of its stock in a short period of time, the price of our stock may decline.

Our portfolio companies face risks associated with international sales.

We anticipate that certain of our portfolio companies could generate revenue from international sales.  Risks associated with these potential future sales include:

•	Political and economic instability;

•	Export controls and other trade restrictions;

•	Changes in legal and regulatory requirements;

•	U.S. and foreign government policy changes affecting the markets for the technologies;

•	Changes in tax laws and tariffs;

•	Convertibility and transferability of international currencies; and

•	International currency exchange rate fluctuations.

Any of these factors could have a material adverse effect on the business, results of operations and financial condition of our portfolio companies.  Currency exchange rate fluctuations may negatively affect the cost of portfolio company products to international customers and therefore reduce their competitive position.

Item 5.	Exhibits

10.1	Harris & Harris Group, Inc. Employee Stock Purchase Plan, incorporated by reference as Exhibit 10.14 to the Company's Annual Report on Form 10-K (File No. 814-00176) filed on March 16, 2010.

31.01*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harris & Harris Group, Inc.

/s/   Daniel B. Wolfe
By:  Daniel B. Wolfe
Chief Financial Officer

/s/   Patricia N. Egan
By:  Patricia N. Egan
Chief Accounting Officer
and Vice President

Date: May 10, 2010

EXHIBIT INDEX

Exhibit No.	Description

31.01	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.