Form 10-Q
period 2010-06-30
HARRIS & HARRIS GROUP INC /NY/
filed 2010-08-06
CIK 893739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           ☐                      No           ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2010
Common Stock, $0.01 par value per share	30,864,899 shares

Harris & Harris Group, Inc.
Form 10-Q, June 30, 2010

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

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2010	December 31, 2009
	(Unaudited)

ASSETS

Investments, in portfolio securities at value:
Unaffiliated privately held companies
(cost: $30,719,854 and $26,977,200, respectively)	$24,677,744	$21,656,436
Unaffiliated publicly traded securities
(cost: $0 and $298,827, respectively)	0	226,395
Non-controlled affiliated privately held companies
(cost: $59,493,753 and $54,864,948, respectively)	61,463,821	50,297,220
Controlled affiliated privately held companies
(cost: $7,871,243 and $10,248,932, respectively)	5,898,432	5,843,430
Total, investments in privately held and publicly
traded securities at value
(cost: $98,084,850 and $92,389,907, respectively)	$92,039,997	$78,023,481
Investments, in U.S. Treasury obligations at value
(cost: $45,948,517 and $55,960,024, respectively)	45,930,735	55,947,581
Cash	2,553,490	1,611,465
Restricted funds	2,000	2,000
Receivable from portfolio company	0	28,247
Interest receivable	4	25,832
Prepaid expenses	241,485	94,129
Other assets	691,725	376,366
Total assets	$141,459,436	$136,109,101

LIABILITIES & NET ASSETS

Post retirement plan liabilities	$1,437,413	$1,369,843
Accounts payable and accrued liabilities	488,544	579,162
Deferred rent	350,631	1,838
Total liabilities	2,276,588	1,950,843

Net assets	$139,182,848	$134,158,258

Net assets are comprised of:
Preferred stock, $0.10 par value,
2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares authorized at
06/30/10 and 12/31/09; 32,693,639 issued at 06/30/10
and 32,688,333 issued at 12/31/09	326,937	326,884
Additional paid in capital (Note 8)	207,162,971	205,977,117
Accumulated net operating and realized loss	(58,838,894)	(54,361,343)
Accumulated unrealized depreciation of investments	(6,062,635)	(14,378,869)
Treasury stock, at cost (1,828,740 shares at 06/30/10 and 12/31/09)	(3,405,531)	(3,405,531)

Net assets	$139,182,848	$134,158,258

Shares outstanding	30,864,899	30,859,593

Net asset value per outstanding share	$4.51	$4.35

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Investment income:
Interest from:
Fixed-income securities and bridge notes (Note 3)	$123,208	$75,084	$196,281	$39,185
Miscellaneous income	6,000	8,750	12,000	21,088
Total investment income	129,208	83,834	208,281	60,273

Expenses:
Salaries, benefits and stock-based compensation (Note 6)	1,465,520	1,506,597	2,854,797	2,893,937
Administration and operations	228,246	231,161	510,768	521,596
Professional fees	176,866	152,291	420,235	367,541
Rent (Note 3)	89,145	78,998	166,360	157,061
Directors’ fees and expenses	85,560	89,100	180,921	173,609
Custody fees	24,000	11,080	48,000	17,942
Depreciation	13,820	12,878	25,789	25,737
Lease termination costs (Note 3)	0	0	68,038	0
Total expenses	2,083,157	2,082,105	4,274,908	4,157,423

Net operating loss	(1,953,949)	(1,998,271)	(4,066,627)	(4,097,150)

Net realized gain (loss):
Realized gain (loss) from investments:
Unaffiliated companies	13,218	(1,511,042)	13,218	(1,514,330)
Non-Controlled affiliated companies	(257,007)	0	(257,007)	0
Publicly traded companies	(152,980)	0	(152,980)	0
U.S. Treasury obligations/other	0	0	(11,523)	(325)
Realized loss from investments	(396,769)	(1,511,042)	(408,292)	(1,514,655)

Income tax expense (Note 7)	0	1,729	2,632	2,109
Net realized loss	(396,769)	(1,512,771)	(410,924)	(1,516,764)

Net decrease in unrealized depreciation on investments:
Change as a result of investment sales	222,319	1,511,042	222,319	1,511,042
Change on investments held	4,279,351	2,421,367	8,093,915	3,572,815
Net decrease in unrealized depreciation on investments	4,501,670	3,932,409	8,316,234	5,083,857

Net increase (decrease) in net assets resulting from operations	$2,150,952	$421,367	$3,838,683	$(530,057)

Per average basic and diluted outstanding share	$0.07	$0.02	$0.12	$(0.02)

Average outstanding shares	30,864,491	25,859,573	30,862,202	25,859,573

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows used in operating activities:
Net increase (decrease) in net assets resulting from operations	$3,838,683	$(530,057)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized and unrealized gain on investments	(7,907,942)	(3,569,202)
Depreciation of fixed assets, amortization of premium or discount on U.S. government securities, and bridge note interest	(142,420)	73,663
Stock-based compensation expense	1,214,938	1,411,917

Changes in assets and liabilities:
Restricted funds	0	2,586
Receivable from portfolio company	28,247	0
Interest receivable	26,234	4,317
Prepaid expenses	(147,356)	252,454
Other assets	(264,374)	3,312
Post retirement plan liabilities	67,570	60,514
Accounts payable and accrued liabilities	(90,618)	(210,977)
Deferred rent	348,793	(3,151)

Net cash used in operating activities	(3,028,245)	(2,504,624)

Cash flows from investing activities:
Purchase of U.S. government securities	(58,644,919)	(103,318,117)
Sale of U.S. government securities	68,646,697	109,851,434
Investments in affiliated portfolio companies	(5,469,691)	(3,052,065)
Investments in unaffiliated portfolio companies	(857,473)	(399,484)
Proceeds from conversion of bridge note	1,356	0
Proceeds from sale of investments	407,543	3,250
Purchase of fixed assets	(84,212)	(1,313)

Net cash provided by investing activities	3,999,301	3,083,705

Cash flows from financing activities:
Proceeds from stock option exercises	19,897	0
Payment of offering costs	(48,928)	0
Net cash used in financing activities	(29,031)	0

Net decrease in cash:
Cash at beginning of the period	1,611,465	692,309
Cash at end of the period.	2,553,490	1,271,390

Net increase in cash	$942,025	$579,081

Supplemental disclosures of cash flow information:
Income taxes paid	$2,632	$2,109

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended	Year Ended
	June 30, 2010	December 31, 2009
	(Unaudited)
Changes in net assets from operations:

Net operating loss	$(4,066,627)	$(8,761,215)
Net realized loss on investments	(410,924)	(11,105,577)
Net decrease in unrealized depreciation on investments as a result of sales	222,319	11,090,579
Net decrease in unrealized depreciation on investments held	8,093,915	8,627,748

Net increase (decrease) in net assets resulting from operations	3,838,683	(148,465)

Changes in net assets from capital stock transactions:

Issuance of common stock upon the exercise of stock options	53	1,125
Issuance of common stock on offering	0	48,875
Additional paid-in capital on common stock issued and options exercised	(29,084)	21,636,090
Stock-based compensation expense	1,214,938	3,089,520

Net increase in net assets resulting from capital stock transactions	1,185,907	24,775,610

Net increase in net assets	5,024,590	24,627,145

Net assets:

Beginning of the period	134,158,258	109,531,113

End of the period	$139,182,848	$134,158,258

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2010 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Unaffiliated Companies (2)(3) – 17.7% of net assets at value

Private Placement Portfolio (Illiquid) – 17.7% of net assets at value

BioVex Group, Inc. (4)(5)(6)(7) — Developing novel biologics for treatment of cancer and infectious disease
Series E Convertible Preferred Stock	(M)	2,799,552	$1,303,577
Series G Convertible Preferred Stock	(M)	5,425,574	1,139,371
Warrants at $0.21 expiring 11/5/16	(I)	285,427	24,547
			2,467,495

Bridgelux, Inc. (4)(5) — Manufacturing high-power light emitting diodes (LEDs) and arrays
Series B Convertible Preferred Stock	(M)	1,861,504	1,759,121
Series C Convertible Preferred Stock	(M)	2,130,699	2,013,511
Series D Convertible Preferred Stock	(M)	999,999	944,998
Warrants at $0.7136 expiring 12/31/14	( I )	163,900	86,867
Warrants at $1.50 expiring 8/26/14	( I )	166,665	58,500
			4,862,997

Cobalt Technologies, Inc. (4)(5)(6)(8) — Developing processes for making biobutanol through biomass fermentation
Series C Convertible Preferred Stock	(M)	352,112	375,000

Ensemble Therapeutics Corporation (4)(5)(9) — Developing DNA- Programmed ChemistryTM for the discovery of new classes of therapeutics
Series B Convertible Preferred Stock	(M)	1,449,275	2,000,000
Unsecured Convertible Bridge Note (including interest)	(M)	$299,169	337,440
			2,337,440

Molecular Imprints, Inc. (4)(5) — Manufacturing nanoimprint lithography capital equipment
Series B Convertible Preferred Stock	(M)	1,333,333	2,000,000
Series C Convertible Preferred Stock	(M)	1,250,000	1,875,000
Warrants at $2.00 expiring 12/31/11	( I )	125,000	78,000
			3,953,000

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2010 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Unaffiliated Companies (2)(3) – 17.7% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 17.7% of net assets at value (Cont.)

Nanosys, Inc. (4)(5) — Developing inorganic materials and devices based on nanowires and quantum dots
Series C Convertible Preferred Stock	(M)	803,428	$1,021,835
Series D Convertible Preferred Stock	(M)	1,016,950	1,382,573
			2,404,408

Nantero, Inc. (4)(5)(6) — Developing a high-density, nonvolatile, random access memory chip, enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)	345,070	1,046,908
Series B Convertible Preferred Stock	(M)	207,051	628,172
Series C Convertible Preferred Stock	(M)	188,315	571,329
			2,246,409

NeoPhotonics Corporation (4)(5) — Developing and manufacturing optical devices and components
Common Stock	(M)	1,130,440	759,656
Series 1 Convertible Preferred Stock	(M)	1,831,256	1,230,604
Series 2 Convertible Preferred Stock	(M)	741,898	498,555
Series 3 Convertible Preferred Stock	(M)	2,750,000	1,848,000
Series X Convertible Preferred Stock	(M)	8,923	1,427,680
			5,764,495

Polatis, Inc. (4)(5)(6) — Developing MEMS-based optical networking components
Common Stock	(M)	16,438	0
Series A-1 Convertible Preferred Stock	(M)	16,775	0
Series A-2 Convertible Preferred Stock	(M)	71,611	0
Series A-4 Convertible Preferred Stock	(M)	4,774	0
			0

PolyRemedy, Inc. (4)(5)(6) — Developing a platform for producing and tracking the use of wound treatment patches
Series B-1 Convertible Preferred Stock	(M)	287,647	0
Series B-2 Convertible Preferred Stock	(M)	676,147	0
			0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2010 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Unaffiliated Companies (2)(3) – 17.7% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 17.7% of net assets at value (Cont.)

Siluria Technologies, Inc. (4)(5)(6) — Developing nanomaterials for manufacturing of chemicals
Series S-2 Convertible Preferred Stock	(M)	612,061	$204,000

TetraVitae Bioscience, Inc. (4)(5)(6)(10) — Developing methods of producing alternative chemicals and fuels through biomass fermentation
Series B Convertible Preferred Stock	(M)	118,804	62,500

Total Unaffiliated Private Placement Portfolio (cost: $30,719,854)			$24,677,744

Total Investments in Unaffiliated Companies (cost: $30,719,854)			$24,677,744

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2010 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(11) – 44.2% of net assets at value

Private Placement Portfolio (Illiquid) – 44.2% of net assets at value

ABS Materials, Inc. (4)(5)(6)(12) — Developing nano-structured absorbent materials for environmental remediation and for the petroleum industry
Series A Convertible Preferred Stock	(M)	375,000	$375,000

Adesto Technologies Corporation (4)(5)(6) — Developing low-power, high-performance memory devices
Series A Convertible Preferred Stock	(M)	6,547,619	2,420,000
Series B Convertible Preferred Stock	(M)	5,952,381	2,200,000
			4,620,000

Cambrios Technologies Corporation (4)(5)(6) — Developing nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock	(M)	1,294,025	647,013
Series C Convertible Preferred Stock	(M)	1,300,000	650,000
Series D Convertible Preferred Stock	(M)	515,756	257,878
			1,554,891

Contour Energy Systems, Inc. (4)(5)(6)(13) — Developing batteries using nanostructured materials
Series A Convertible Preferred Stock	(M)	2,565,798	2,822,378
Series B Convertible Preferred Stock	(M)	812,500	1,300,000
			4,122,378

Crystal IS, Inc. (4)(5) — Developing single-crystal aluminum nitride substrates for light-emitting diodes
Common Stock	(M)	3,994,468	0
Warrants at $0.78 expiring 05/05/13	( I )	15,231	0
Warrants at $0.78 expiring 05/12/13	( I )	2,350	0
Warrants at $0.78 expiring 08/08/13	( I )	4,396	0
			0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2010 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(11) – 44.2% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 44.2% of net assets at value (Cont.)

D-Wave Systems, Inc. (4)(5)(6)(14) — Developing high- performance quantum computing systems
Series B Convertible Preferred Stock	(M)	1,144,869	$1,209,783
Series C Convertible Preferred Stock	(M)	450,450	475,991
Series D Convertible Preferred Stock	(M)	1,533,395	1,620,339
			3,306,113

Enumeral Technologies, Inc. (4)(5)(6) — Developing therapeutics and diagnostics through functional assaying of single cells
Unsecured Convertible Bridge Note (including interest)	(M)	$250,000	260,411

Innovalight, Inc. (4)(5)(6) — Developing silicon-based nanomaterials for use in the solar energy industry
Series B Convertible Preferred Stock	(M)	16,666,666	2,969,667
Series C Convertible Preferred Stock	(M)	5,810,577	1,276,457
Series D Convertible Preferred Stock	(M)	4,046,974	721,090
			4,967,214

Kovio, Inc. (4)(5) — Developing semiconductor products using printed electronics and thin-film technologies
Series A' Convertible Preferred Stock	(M)	2,686,225	1,343,113

Mersana Therapeutics, Inc. (4)(5)(6) — Developing treatments for cancer based on novel drug delivery polymers
Series A Convertible Preferred Stock	(M)	68,451	136,902
Series B Convertible Preferred Stock	(M)	866,500	1,733,000
Unsecured Convertible Bridge Note (including interest)	(M)	$821,975	919,514
Warrants at $2.00 expiring 10/21/10	( I )	91,625	42,972
			2,832,388

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2010 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(11) – 44.2% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 44.2% of net assets at value (Cont.)

Metabolon, Inc. (4)(5) — Developing service and diagnostic products through the use of a metabolomics, or biochemical, profiling platform
Series B Convertible Preferred Stock	(M)	371,739	$1,087,870
Series B-1 Convertible Preferred Stock	(M)	148,696	435,149
Series C Convertible Preferred Stock	(M)	1,000,000	1,000,000
Warrants at $1.15 expiring 3/25/15	( I )	74,348	106,394
			2,629,413

NanoGram Corporation (4)(5)(15) — Developed solar power products enabled by silicon-based nanomaterials
Common Stock	(M)	2,988,437	0
			0

Nextreme Thermal Solutions, Inc. (4)(5) — Developing thin-film thermoelectric devices for cooling and energy conversion
Series A Convertible Preferred Stock	(M)	17,500	437,500
Series B Convertible Preferred Stock	(M)	4,870,244	663,814
			1,101,314

Questech Corporation (4)(5) — Manufacturing and marketing proprietary metal and stone products for home decoration
Common Stock	(M)	655,454	363,121

SiOnyx, Inc. (4)(5)(6) — Developing silicon-based optoelectronic products enabled by its proprietary "Black Silicon"
Series A Convertible Preferred Stock	(M)	233,499	160,367
Series A-1 Convertible Preferred Stock	(M)	2,966,667	2,037,507
Series A-2 Convertible Preferred Stock	(M)	4,207,537	2,889,736
Series B-1 Convertible Preferred Stock	(M)	1,892,836	1,300,000
Warrants at $0.6868 expiring 2/23/17	( I )	247,350	143,463
			6,531,073

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2010 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(11) – 44.2% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 44.2% of net assets at value (Cont.)

Solazyme, Inc. (4)(5)(6) — Developing algal biodiesel, industrial chemicals and specialty ingredients using synthetic biology
Series A Convertible Preferred Stock	(M)	988,204	$8,750,744
Series B Convertible Preferred Stock	(M)	495,246	4,385,502
Series C Convertible Preferred Stock	(M)	651,309	5,767,471
Series D Convertible Preferred Stock	(M)	169,390	1,499,991
			20,403,708

Xradia, Inc. (4)(5) — Designing, manufacturing and selling ultra-high resolution 3D x-ray microscopes and fluorescence imaging systems
Series D Convertible Preferred Stock	(M)	3,121,099	7,053,684

Total Non-Controlled Private Placement Portfolio (cost: $59,493,753)			$61,463,821

Total Investments in Non-Controlled Affiliated Companies (cost: $59,493,753)			$61,463,821

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2010 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Controlled Affiliated Companies (2)(16) – 4.2% of net assets at value

Private Placement Portfolio (Illiquid) – 4.2% of net assets at value

Ancora Pharmaceuticals Inc. (4)(5)(6) — Developing synthetic carbohydrates for pharmaceutical applications
Series B Convertible Preferred Stock	(M)	1,663,808	$17,374
Series C Convertible Preferred Stock	(M)	2,066,051	1,239,632
Secured Convertible Bridge Note (including interest)	(M)	$1,100,000	1,126,630
			2,383,636

Laser Light Engines, Inc. (4)(5)(6) — Manufacturing solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	(M)	7,499,062	1,500,000
Secured Convertible Bridge Note (including interest)	(M)	$1,890,000	2,014,796
			3,514,796

Total Controlled Private Placement Portfolio (cost: $7,871,243)			$5,898,432

Total Investments in Controlled Affiliated Companies (cost: $7,871,243)			$5,898,432

Total Private Placement Portfolio (cost: $98,084,850)			$92,039,997

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2010 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

U.S. Government Securities (17) – 33.0% of net assets at value

U.S. Treasury Bill — due date 10/07/10	(M)	$7,700,000	$7,696,689
U.S. Treasury Bill — due date 01/13/11	(M)	38,275,000	38,234,046

Total Investments in U.S. Government Securities (cost: $45,948,517)			$45,930,735

Total Investments (cost: $144,033,367)			$137,970,732

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2010 (Unaudited)

Notes to Consolidated Schedule of Investments

(1)	See Footnote to Consolidated Schedule of Investments on page 28 for a description of the Valuation Procedures.

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

(3)
The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $30,719,854.  The gross unrealized appreciation based on the tax cost for these securities is $1,704,447. The gross unrealized depreciation based on the tax cost for these securities is $7,746,557.

(4)	We are subject to legal restrictions on the sale of this investment.

(5)	Represents a non-income producing security. Equity investments that have not paid dividends within the last 12 months are considered to be non-income producing.

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

(8)	Cobalt Technologies, Inc., also does business as Cobalt Biofuels.

(9)
On June 9, 2010, Ensemble Discovery Corporation changed its name to Ensemble Therapeutics Corporation.  With our investment in a convertible bridge note issued by Ensemble Therapeutics, we received a warrant to purchase a number of shares of the class of stock sold in the next financing of Ensemble Therapeutics equal to $149,539.57 divided by the price per share of the class of stock sold in the next financing of Ensemble Therapeutics.  The ability to exercise this warrant is, therefore, contingent on Ensemble Therapeutics completing successfully a subsequent round of financing.  This warrant shall expire and no longer be exercisable on September 10, 2015.  The cost basis of this warrant is $89.86.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2010 (Unaudited)

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

(11)
The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $59,493,753.  The gross unrealized appreciation based on the tax cost for these securities is $20,523,394.  The gross unrealized depreciation based on the tax cost for these securities is $18,553,326.

(12)	Initial investment was made during 2010.

(13)	On February 28, 2008, Lifco, Inc., merged with CFX Battery, Inc. The surviving entity was CFX Battery, Inc. On February 24, 2010, CFX Battery, Inc., changed its name to Contour Energy Systems, Inc.

(14)
D-Wave Systems, Inc., is located and is doing business primarily in Canada.   We invested in D-Wave Systems, Inc., through D-Wave USA, a Delaware company.  Our investment is denominated in Canadian dollars and is subject to foreign currency translation.  See "Note 3. Summary of Significant Accounting Policies."

(15)	On July 11, 2010, NanoGram was acquired for an undisclosed amount. Holders of common stock did not receive any proceeds from this transaction.

(16)
The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $7,871,243.  The gross unrealized appreciation based on the tax cost for these securities is $0.  The gross unrealized depreciation based on the tax cost for these securities is $1,972,811.

(17)
The aggregate cost for federal income tax purposes of our U.S. government securities is $45,948,517. The gross unrealized appreciation on the tax cost for these securities is $0.  The gross unrealized depreciation on the tax cost of these securities is $17,782.

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
Unsecured Convertible Bridge Note (including interest)	(M)	$250,000	250,438

Innovalight, Inc. (5)(6)(7) — Developing solar power products enabled by silicon-based nanomaterials
Series B Convertible Preferred Stock	(M)	16,666,666	2,969,667
Series C Convertible Preferred Stock	(M)	5,810,577	1,276,457
Series D Convertible Preferred Stock	(M)	4,046,974	721,090
			4,967,214

Kovio, Inc. (5)(6) — Developing semiconductor products using printed electronics and thin-film technologies
Series C Convertible Preferred Stock	(M)	2,500,000	609,943
Series D Convertible Preferred Stock	(M)	800,000	195,182
Series E Convertible Preferred Stock	(M)	1,200,000	1,500,000
Warrants at $1.25 expiring 12/31/12	( I )	355,880	291,466
			2,596,591

Mersana Therapeutics, Inc. (5)(6)(7) — Developing treatments for cancer based on novel drug delivery polymers
Series A Convertible Preferred Stock	(M)	68,451	68,451
Series B Convertible Preferred Stock	(M)	866,500	866,500
Unsecured Convertible Bridge Note (including interest)	(M)	$650,000	708,165
Warrants at $2.00 expiring 10/21/10	( I )	91,625	16,218
			1,659,334

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2009

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(14) – 37.5% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 37.5% of net assets at value (Cont.)

Metabolon, Inc. (5)(6) — Developing service and diagnostic products through the use of a metabolomics, or biochemical, profiling platform
Series B Convertible Preferred Stock	(M)	371,739	$1,034,061
Series B-1 Convertible Preferred Stock	(M)	148,696	413,625
Series C Convertible Preferred Stock	(M)	1,000,000	1,000,000
Warrants at $1.15 expiring 3/25/15	( I )	74,348	112,092
			2,559,778

NanoGram Corporation (5)(6) — Developing solar power products enabled by silicon-based nanomaterials
Series I Convertible Preferred Stock	(M)	63,210	0
Series II Convertible Preferred Stock	(M)	1,250,904	0
Series III Convertible Preferred Stock	(M)	1,242,144	0
Series IV Convertible Preferred Stock	(M)	432,179	0
			0

Nextreme Thermal Solutions, Inc. (5)(6) — Developing thin-film thermoelectric devices for cooling and energy conversion
Series A Convertible Preferred Stock	(M)	17,500	1,750,000
Series B Convertible Preferred Stock	(M)	4,870,244	2,655,257
			4,405,257

Questech Corporation (5)(6) — Manufacturing and marketing proprietary metal and stone decorative tiles
Common Stock	(M)	655,454	425,390

Solazyme, Inc. (5)(6)(7) — Developing algal biodiesel, industrial chemicals and special ingredients based on synthetic biology
Series A Convertible Preferred Stock	(M)	988,204	4,978,157
Series B Convertible Preferred Stock	(M)	495,246	2,494,841
Series C Convertible Preferred Stock	(M)	651,309	3,281,021
			10,754,019

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2009

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Non-Controlled Affiliated Companies (2)(14) – 37.5% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 37.5% of net assets at value (Cont.)

Xradia, Inc. (5)(6) — Designing, manufacturing and selling ultra-high resolution 3D x-ray microscopes and fluorescence imaging systems
Series D Convertible Preferred Stock	(M)	3,121,099	$5,723,215

Total Non-Controlled Private Placement Portfolio (cost: $54,864,948)			$50,297,220

Total Investments in Non-Controlled Affiliated Companies (cost: $54,864,948)			$50,297,220

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2009

	Method of	Shares/
	Valuation (1)	Principal	Value

Investments in Controlled Affiliated Companies (2)(17) – 4.40% of net assets at value

Private Placement Portfolio (Illiquid) – 4.40% of net assets at value

Ancora Pharmaceuticals Inc. (5)(6)(7) — Developing synthetic carbohydrates for pharmaceutical applications
Series B Convertible Preferred Stock	(M)	1,663,808	$17,374
Series C Convertible Preferred Stock	(M)	2,066,051	1,239,632
			1,257,006

Laser Light Engines, Inc. (5)(6)(7) — Manufacturing solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	(M)	7,499,062	1,000,000
Secured Convertible Bridge Note (including interest)	(M)	$1,390,000	1,434,116
			2,434,116

SiOnyx, Inc. (5)(6)(7) — Developing silicon-based optoelectronic products enabled by its proprietary "Black Silicon"
Series A Convertible Preferred Stock	(M)	233,499	67,843
Series A-1 Convertible Preferred Stock	(M)	2,966,667	861,965
Series A-2 Convertible Preferred Stock	(M)	4,207,537	1,222,500
			2,152,308

Total Controlled Private Placement Portfolio (cost: $10,248,932)			$5,843,430

Total Investments in Controlled Affiliated Companies (cost: $10,248,932)			$5,843,430

Total Private Placement and Publicly Traded Portfolio (cost: $92,389,907)			$78,023,481

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2009

	Method of	Shares/
	Valuation (1)	Principal	Value

U.S. Government Securities (18) – 41.7% of net assets at value

U.S. Treasury Bill — due date 04/22/10	(M)	$10,000,000	$9,997,600
U.S. Treasury Bill — due date 06/17/10	(M)	42,175,000	42,139,151
U.S. Treasury Notes — due date 02/28/10, coupon 2.000%	(M)	3,800,000	3,810,830

Total Investments in U.S. Government Securities (cost: $55,960,024)			$55,947,581

Total Investments (cost: $148,349,931)			$133,971,062

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2009

Notes to Consolidated Schedule of Investments

(1)	See Footnote to Consolidated Schedule of Investments on page 28 for a description of the Valuation Procedures.

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

(3)
The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $26,977,200.  The gross unrealized appreciation based on the tax cost for these securities is $2,338,205. The gross unrealized depreciation based on the tax cost for these securities is $7,658,969.

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

The 1940 Act requires periodic valuation of each investment in the portfolio of the Company to determine its net asset value ("NAV").  Under the 1940 Act, unrestricted securities with readily available market quotations are to be valued at the current market value; all other assets must be valued at "fair value" as determined in good faith by or under the direction of the Board of Directors.

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

Harris & Harris Enterprises, Inc.SM, is a 100 percent wholly owned subsidiary of the Company.  Harris & Harris Enterprises, Inc., is a partner in Harris Partners I, L.P. SM, and is taxed under Subchapter C of the Code (a "C Corporation").  Harris Partners I, L.P, is a limited partnership and, from time to time, may be used to hold certain interests in portfolio companies.  The partners of Harris Partners I, L.P., are Harris & Harris Enterprises, Inc., (sole general partner) and Harris & Harris Group, Inc. (sole limited partner).  Harris & Harris Enterprises, Inc., pays taxes on any non-passive investment income generated by Harris Partners I, L.P.  For the period ended June 30, 2010, there was no non-passive investment income generated by Harris Partners I, L.P.  The Company consolidates the results of its subsidiaries for financial reporting purposes.

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

Portfolio Investment Valuations.  Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission ("SEC") and in accordance with GAAP.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets.  (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.")  At June 30, 2010, our financial statements include privately held venture capital investments valued at $92,039,997. The fair values of our private venture capital investments were determined in good faith by, or under the direction, of the Board of Directors.  Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated.  The difference could be material.

Foreign Currency Translation.  The accounting records of the Company are maintained in U.S. dollars.  All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation.  For the six months ended June 30, 2010, included in the net decrease in unrealized depreciation on investments was a $29,246 unrealized loss resulting from foreign currency translation.

Securities Transactions.  Securities transactions are accounted for on the date the transaction for the purchase or sale of the securities is entered into by the Company (i.e., trade date).

Interest Income Recognition.  Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis.  When securities are determined to be non-income producing, the Company ceases accruing interest and writes off any previously accrued interest.  During the three months and six months ended June 30, 2010, the Company earned $14,592 and $22,834, respectively, in interest on U.S. government securities and interest-bearing accounts.  During the three months and six months ended June 30, 2010, the Company recorded $108,616 and $173,447, respectively, of bridge note interest.

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

Stock-Based Compensation.  The Company has a stock-based employee compensation plan.  The Company accounts for the Harris & Harris Group, Inc. 2006 Equity Incentive Plan (the "Stock Plan") by determining the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, and records these amounts as an expense in the Consolidated Statements of Operations over the vesting period with a corresponding increase to our additional paid-in capital.  At June 30, 2010, and December 31, 2009, the increase to our operating expenses was offset by the increase to our additional paid-in capital, resulting in no net impact to our NAV.  Additionally, the Company does not record the tax benefits associated with the expensing of stock options, because the Company currently intends to qualify as a RIC under Subchapter M of the Code.  The amount of non-cash, stock-based compensation expense recognized in the Consolidated Statements of Operations is based on the fair value of the awards the Company expects to vest, recognized over the vesting period on a straight-line basis for each award, and adjusted for actual options vested and pre-vesting forfeitures.  The forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate and is accounted for in the current period and prospectively.  See "Note 6.  Stock-Based Compensation" for further discussion.

Income Taxes.  As we intend to qualify as a RIC under Subchapter M of the Internal Revenue Code, the Company does not provide for income taxes.  The Company recognizes interest and penalties in income tax expense.

We pay federal, state and local income taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is a C corporation.  See "Note 7.  Income Taxes."

Restricted Funds.  At June 30, 2010, and December 31, 2009, we held $2,000 in restricted funds as a security deposit for a sublessor.

Property and Equipment.  Property and equipment are included in "Other Assets" and are carried at $384,544 and $69,528 at June 30, 2010, and December 31, 2009, respectively, representing cost, less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful lives of the premises and equipment.  We estimate the useful lives to be five to ten years for furniture and fixtures, three years for computer equipment, and ten years for leasehold improvements.

Rent expense.  Our lease at 1450 Broadway, New York, New York, commenced on January 21, 2010, with these offices replacing our corporate headquarters previously located at 111 West 57th Street in New York City.  The lease expires on December 31, 2019.  The base rent is $36 per square foot with a 2.5 percent increase per year over the 10 years of the lease, subject to a full abatement of rent for four months and a rent credit for six months throughout the lease term.  Certain leasehold improvements were also paid for on our behalf by the landlord, the cost of which is accounted for as property and equipment and deferred rent in the accompanying Consolidated Statements of Assets and Liabilities.  We apply these rent abatements, credits and escalations on a straight-line basis in the determination of rent expense over the lease term.

Lease Termination Costs.  GAAP requires that we maintain a liability for costs associated with vacating our offices at 111 West 57th Street, New York, New York, prior to the end of our lease in April 2010.  During the six months ended June 30, 2010, we recognized a loss of $68,038 related to the termination.

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

Recent Accounting Pronouncements.  In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements.  This guidance requires reporting entities to make new disclosures about recurring and nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements, and information on purchases, sales, issuances and settlements, on a gross basis, in the reconciliation of Level 3 fair value measurements.  This guidance also requires disclosure of fair value measurements by "class" instead of by "major category" as well as any changes in valuation techniques used during the reporting period.  For disclosures of Level 1 and Level 2 activity, fair value measurements by "class" and changes in valuation techniques, this guidance was effective for interim and annual reporting periods beginning after December 15, 2009, with disclosures for previous comparative periods prior to adoption not required.  The adoption of this portion of the guidance on January 1, 2010, did not have a material impact on the Company's disclosures.  For the reconciliation of Level 3 fair value measurements, this guidance is effective for interim and annual reporting periods beginning after December 15, 2010.  The adoption of this portion of the guidance is not expected to have a material impact on the Company's disclosures.

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

Because there is typically no public or readily ascertainable market for our interests in the small privately held companies in which we invest, the valuation of the equity and bridge note interests in that portion of our portfolio is determined in good faith by our Valuation Committee, comprised of all of the independent members of our Board of Directors, in accordance with our Valuation Procedures and is subject to significant estimates and judgments.  The determined value of our portfolio of equity interests and bridge notes may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests and bridge notes existed.  Any changes in valuation are recorded in our Consolidated Statements of Operations as "Net decrease (increase) in unrealized depreciation on investments."  Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.

NOTE 5.  INVESTMENTS

At June 30, 2010, our financial assets were categorized as follows in the fair value hierarchy:

		Fair Value Measurement at Reporting Date Using:
Description	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government Securities	$45,930,735	$45,930,735	$0	$0

Privately Held Portfolio Companies:
Preferred Stock	$85,717,686	$0	$0	$85,717,686
Bridge Notes	$4,658,791	$0	$0	$4,658,791
Common Stock	$1,122,777	$0	$0	$1,122,777
Warrants	$540,743	$0	$0	$540,743

Publicly Traded
Portfolio Companies:
Common Stock	$0	$0	$0	$0

Total	$137,970,732	$45,930,735	$0	$92,039,997

The following chart shows the components of change in the financial assets categorized as Level 3 for the three months ended June 30, 2010.

	Beginning Balance 4/1/2010	Total Realized Gains (Losses) Included in Changes in Net Assets	Total Unrealized Gains (Losses) Included in Changes in Net Assets	Investments in Private Placements and Interest on Bridge Notes	Disposals	Ending Balance 6/30/2010	Amount of Total Gains for the Period Included in Changes in Net Assets Attributable to the Change in Unrealized Gains or Losses Relating to Assets Still Held at the Reporting Date

Preferred Stock	$77,237,407	$0	$4,674,671	$3,805,608	$0	$85,717,686	$4,674,671

Bridge Notes	3,703,674	0	0	955,117	0	4,658,791	0

Common Stock	1,463,561	0	(340,784)	0	0	1,122,777	(340,784)

Warrants	610,304	(257,007)	187,446	0	0	540,743	187,446

Total	$83,014,946	$(257,007)	$4,521,333	$4,760,725	$0	$92,039,997	$4,521,333

The following chart shows the components of change in the financial assets categorized as Level 3 for the six months ended June 30, 2010.

	Beginning Balance 1/1/2010	Total Realized Gains (Losses) Included in Changes in Net Assets	Total Unrealized Gains (Losses) Included in Changes in Net Assets	Investments in Private Placements and Interest on Bridge Notes	Disposals	Ending Balance 6/30/2010	Amount of Total Gains for the Period Included in Changes in Net Assets Attributable to the Change in Unrealized Gains or Losses Relating to Assets Still Held at the Reporting Date

Preferred Stock	$73,134,661	$0	$8,317,389	$4,265,636	$0	$85,717,686	$8,317,389

Bridge Notes	2,718,225	0	0	1,940,566	0	4,658,791	0

Common Stock	1,164,599	0	(50,700)	8,878	0	1,122,777	(50,700)

Warrants	779,601	(257,007)	(17,550)	35,699	0	540,743	(17,550)

Total	$77,797,086	$(257,007)	$8,249,139	$6,250,779	$0	$92,039,997	$8,249,139

NOTE 6.  STOCK-BASED COMPENSATION

On March 18, 2010, and May 12, 2010, the Compensation Committee of the Board of Directors and the full Board of Directors of the Company approved grants of individual Non-Qualified Stock Option ("NQSO") awards for certain officers and employees of the Company.  The terms and conditions of the stock options granted were set forth in award agreements between the Company and each award recipient entered into on those dates.  Options to purchase a total of 150,000 shares of stock were granted on March 18, 2010, with vesting periods ranging from March 18, 2011, to March 18, 2013, and with an exercise price of $4.75, which was the closing price of our shares of common stock as quoted on the Nasdaq Global Market on March 18, 2010.  Options to purchase a total of 150,000 shares of stock were granted on May 12, 2010, with vesting periods ranging from May 12, 2011, to May 12, 2013, and with an exercise price of $4.84, which was the closing price of our shares of common stock as quoted on the Nasdaq Global Market on May 12, 2010.  The awards may become fully vested and exercisable prior to the date or dates in the vesting schedule if the Board of Directors accepts an offer for the sale of all or substantially all of the Company's assets.  Upon exercise, the shares would be issued from our previously authorized but unissued shares.

The fair value of the options was determined on the date of grant using the Black-Scholes-Merton model.

The assumptions used in the calculation of fair value of the NQSOs granted on March 18, 2010, and May 12, 2010, using the Black-Scholes-Merton model for the expected term was as follows:

							Weighted
							Average
		Number	Expected	Expected	Expected	Risk-free	Fair
		of Options	Term	Volatility	Dividend	Interest	Value
Type of Award	Term	Granted	in Yrs	Factor	Yield	Rates	Per Share

March 18, 2010 Non-qualified stock options	5 Years	150,000	3.50	63.1%	0%	1.77%	$2.20

May 12, 2010 Non-qualified stock options	5 Years	150,000	3.50	62.3%	0%	1.64%	$2.21

Total		300,000					$2.21

For the three months and six months ended June 30, 2010, the Company recognized $661,666 and $1,214,938 of compensation expense in the Consolidated Statements of Operations.  As of June 30, 2010, there was approximately $5,521,421 of unrecognized compensation cost related to unvested stock option awards.  This cost is expected to be recognized over a weighted average period of approximately two years.

For the three months ended June 30, 2010, a total of 2,653 options were exercised for total proceeds to the Company of $9,949.  For the six months ended June 30, 2010, a total of 5,306 options were exercised for total proceeds to the Company of $19,897.

A summary of the changes in outstanding stock options for the six months ended June 30, 2010, is as follows:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining	Aggregate
		Exercise	Grant Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (Yrs)	Value
Options Outstanding at January 1, 2010	4,184,503	$8.20	$4.79	6.24	$216,333

Granted	300,000	$4.80	$2.21	4.79

Exercised	(5,306)	$3.75	$1.29

Forfeited or Expired	0	$0	$0

Options Outstanding at June 30, 2010	4,479,197	$7.98	$4.62	5.69	$72,139

Options Exercisable at June 30, 2010	2,695,734	$8.76	$5.06	5.13	$72,139

Options Exercisable and Expected to be Exercisable at June 30, 2010	4,184,117	$8.04	$4.66	5.64	$72,139

The aggregate intrinsic value in the table above with respect to options outstanding, exercisable and expected to be exercisable, is calculated as the difference between the Company's closing stock price of $4.09 on the last trading day of the second quarter of 2010 and the exercise price, multiplied by the number of in-the-money options. This amount represents the total pre-tax intrinsic value that would have been received by the option holders had all options been fully vested and all option holders exercised their awards on June 30, 2010. The intrinsic value on the dates of exercise of 5,306 options exercised during the six months ended June 30, 2010, was $6,081.

On June 2, 2010, the Company announced that its Compensation Committee has cancelled its previously scheduled meetings for the purpose of awarding stock options pursuant to the Stock Plan in 2010, and it will not award stock options for at least one year from the date of the announcement.  The Compensation Committee also decided that any future grants of options, if they occur, will not be awarded at a price below NAV.

NOTE 7.  INCOME TAXES

We have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) and operate in a manner so as to qualify for the tax treatment applicable to RICs.

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

Because of the specialized nature of our investment portfolio, we generally can satisfy the diversification requirements under the Code if we receive a certification from the SEC that we are "principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available."

           On May 28, 2010, we received SEC certification for 2009, permitting us to qualify for RIC treatment for 2009 (as we had for the years 1999 through 2008) pursuant to Section 851(e) of the Code.  Although the SEC certification for 2009 was issued, there can be no assurance that we will qualify for or receive such certification for subsequent years (to the extent we need additional certification as a result of changes in our portfolio) or that we will actually qualify for Subchapter M treatment in subsequent years.  We qualified for RIC treatment in 2009 even without certification.  In addition, under certain circumstances, even if we qualified for Subchapter M treatment in a given year, we might take action in a subsequent year to ensure that we would be taxed in that subsequent year as a C Corporation, rather than as a RIC.  Because Subchapter M does not permit deduction of operating expenses against net capital gain, it is not clear that the Company and its shareholders have paid less in taxes since 1999 than they would have paid had the Company remained a C Corporation.

For the six months ended June 30, 2010, we paid $2,632 in federal, state and local income taxes. During the second quarter of 2010, we paid $0 in federal, state and local income taxes. At June 30, 2010, we had $0 accrued for federal, state and local taxes payable by the Company.

We pay federal, state and local taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is taxed as a C Corporation. For the three months ended June 30, 2010, and 2009, our income tax expense for Harris & Harris Enterprises, Inc., was $0 and $0, respectively. For the six months ended June 30, 2010, and 2009, our income tax expense for Harris & Harris Enterprises, Inc., was $2,527 and $0, respectively.

NOTE 8.  CAPITAL TRANSACTIONS

On October 9, 2009, we closed a public follow-on offering of 4,887,500 shares of our common stock at a price of $4.75 per share to the public.  The net proceeds of this offering, after deducting underwriting discounts and offering costs of $2,000,413, were $21,215,212.

NOTE 9.  CHANGE IN NET ASSETS PER SHARE

The following table sets forth the computation of basic and diluted per share net increases (decreases) in net assets resulting from operations for the three months and six months ended June 30, 2010, and June 30, 2009.

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2010	2009	2010	2009

Numerator for increase (decrease) in net assets per share	$2,150,952	$421,367	$3,838,683	$(530,057)

Denominator for basic weighted average shares	30,864,491	25,859,573	30,862,202	25,859,573

Basic net increase (decrease) in net assets per share resulting from operations	$0.07	$0.02	$0.12	$(0.02)

Denominator for diluted weighted average shares	30,903,625	25,859,573	30,901,438	25,859,573

Diluted net increase (decrease) in net assets per share resulting from operations	$0.07	$0.02	$0.12	$(0.02)

For the three months ended June 30, 2010, the calculation of net increase in net assets resulting from operations per diluted share includes 39,134 stock options from the March 2009 grant because such options were dilutive. For the six months ended June 30, 2010, the calculation of net increase in net assets resulting from operations per diluted share includes 39,236 stock options from the March 2009 grant because such options were dilutive. All other options granted in the period from June 2006 through May 2010 were anti-dilutive. Stock options may be dilutive in future periods in which there is a net increase in net assets resulting from operations, or in the event that there are significant increases in the average stock price in the stock market or significant decreases in the amount of unrecognized compensation cost.

NOTE 10.  SUBSEQUENT EVENTS

On July 2, 2010, we made a $580,257 follow-on investment in a privately held tiny technology portfolio company.

On July 23, 2010, we made a $400,000 follow-on investment in a privately held tiny technology portfolio company.

On July 29, 2010, we made a $40,000 follow-on investment in a privately held tiny technology portfolio company.

HARRIS & HARRIS GROUP, INC. FINANCIAL HIGHLIGHTS (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Per Share Operating Performance

Net asset value per share, beginning of period	$4.42	$4.22	$4.35	$4.24

Net operating (loss)*	(0.06)	(0.07)	(0.13)	(0.16)
Net realized (loss) on investments*	(0.02)	(0.06)	(0.02)	(0.06)
Net decrease in unrealized depreciation as a result of sales*	0.01	0.06	0.01	0.06
Net decrease in unrealized depreciation on investments held*(1)	0.14	0.09	0.26	0.14
Total from investment operations*	0.07	0.02	0.12	(0.02)

Net increase as a result of stock- based compensation expense*	0.02	0.03	0.04	0.05
Net increase as a result of proceeds from exercise of options	0.00	0.00	0.00	0.00
Total increase from capital stock transactions	0.02	0.03	0.04	0.05

Net asset value per share, end of period	$4.51	$4.27	$4.51	$4.27
Stock price per share, end of period	$4.09	$5.83	$4.09	$5.83
Total return based on stock price	(11.28)%	57.57%	(10.50)%	47.59%

Supplemental Data:

Net assets, end of period	$139,182,848	$110,412,973	$139,182,848	$110,412,973

Ratio of expenses to average net assets	1.5%	1.9%	3.1%	3.8%

Ratio of net operating (loss) to average net assets	(1.4)%	(1.8)%	(3.0)%	(3.7)%

Number of shares outstanding, end of period	30,864,899	25,859,573	30,864,899	25,859,573

*   Based on Average Shares Outstanding
 (1) Net unrealized gains (losses) includes rounding adjustments to reconcile change in NAV per share. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of unrealized losses on investments.

The accompanying notes are an integral part of this schedule.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the Company's unaudited June 30, 2010, Consolidated Financial Statements and the Company's audited 2009 Consolidated Financial Statements and notes thereto.

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

As of June 30, 2010, $92,039,997, or 65 percent, of our total assets at fair value consisted of privately held venture capital investments, net of unrealized depreciation of $6,044,853.  As of December 31, 2009, $77,797,086, or 57 percent, of our total assets at fair value consisted of privately held venture capital investments, net of unrealized depreciation of $14,293,994.

We believe that we are the only publicly traded BDC making venture capital investments exclusively in nanotechnology and microsystems.  We believe we provide four core benefits to our shareholders.  First, we are an established firm with a track record of investing in venture capital-backed companies.  Second, we provide shareholders with access to emerging companies that commercialize and integrate products enabled by nanotechnology and microsystems that are privately and publicly owned.  Third, we have an existing portfolio of companies that we believe are comparable in stage to those found in the latter years of a private venture capital fund.  Fourth, we provide access to venture capital investments in a vehicle that, unlike private venture capital firms, is both transparent and liquid.

Investment Strategy

We have discretion in the investment of our capital.  Throughout our corporate history, we have made primarily early-stage venture capital investments in a variety of industries.  These businesses can range in stage from pre-revenue to generating positive cash flow.  These businesses tend to be thinly capitalized, unproven, small companies that lack management depth, have little or no history of operations and are developing unproven technologies.  We historically have invested in equity securities of these companies that take the form of preferred stock and that are generally illiquid due to restrictions on resale and to the lack of an established trading market.

With the lengthening time between investment and return on investment in privately held venture capital-backed companies, we seek to generate returns with greater frequency by also investing in publicly traded companies.  As it relates to publicly traded companies, we believe that our competitive advantage resides with companies with market capitalizations below $50 million.  These companies are commonly referred to as "nano" capitalization companies.  These companies could be listed on an exchange or be traded on the over-the-counter bulletin board ("OTC BB").  These companies file their financials with the Securities and Exchange Commission ("SEC") but are not actively followed by institutional investors and rarely have the benefit of robust analyst coverage.  Many of these companies have exciting products enabled by nanotechnology and microsystems.  Some of these companies have revenue and some are generating positive cash flow.  Several of these companies are one to two years ahead of similar venture capital-funded, privately held companies but currently trade at a deep discount to the value of similar privately held companies.

We believe our time frame from investment to monetization of our investment in these publicly traded companies could be 12-24 months and that our domain expertise, combined with our venture capital skill-sets and deal structure know-how, provide important competitive advantages in this space.  These companies are in need of capital and guidance, similar to our privately held portfolio companies.  Knowledge of their technology and their markets is required to identify which companies are positioned to succeed.  As venture capital investors, finding fundamentally exciting companies in interesting market arenas is our strength.  Many of these companies need access to high quality managements, next generation technology or complementary business opportunities.  These are some of the services we have provided to our portfolio companies.  Lastly, these companies need help in executing on their business so that they can gain listing on a national exchange or begin to interest institutional investors, thereby improving valuation.  We have assembled an ecosystem of investors, analysts, bankers, investor relations experts and consultants that would be extremely helpful to the companies in which we plan to invest.

Although currently we are focused primarily on investing in opportunities with market capitalizations below $50 million, we may invest in publicly traded companies with market capitalizations anywhere below $500 million.

Additionally, we may provide debt financing to privately held or publicly traded companies that are generating cash or have near-term visibility to reaching positive cash flow.  Credit remains extremely expensive or unavailable for even the strongest small privately held and publicly traded companies.  We have an opportunity to secure favorable terms on debt we provide for companies we know well or work with through our venture investing activities.  In addition to fees and monthly principal and interest payments, we may receive warrants in these investments.  Providing venture debt enables us to generate near-term cash flow with a defined period for return on our investment.

Historical Investments

Since our investment in Otisville in 1983 through June 30, 2010, we have made a total of 88 venture capital investments.  We have exited 57 of these 88 investments, realizing total gross proceeds of $144,325,044 on our cumulative invested capital of $72,401,420.

In 1994, we invested in our first nanotechnology company, Nanophase Technologies Corporation.  Recognizing the potential of nanotechnology, we continued to monitor developments in the field.  From August 2001 through June 30, 2010, all 46 of our initial investments have been in companies commercializing or integrating products enabled by nanotechnology or microsystems.  From August 2001 through June 30, 2010, we have invested a total (before any subsequent write-ups, write-downs or dispositions) of $123,075,927 in these companies.  We currently have 31 companies in our portfolio, including one investment made prior to 2001.  At June 30, 2010, from first dollar in, the average and median holding periods for these 31 investments were 4.8 years and 4.2 years, respectively.  Historically, as measured from first dollar in to last dollar out, the average and median holding periods for the 57 investments we have exited were 3.8 years and 3.3 years, respectively.

Investment Pace

The following is a summary of our initial and follow-on investments in nanotechnology from January 1, 2006, to June 30, 2010.  We consider a "round led" to be a round where we were the new investor or the leader of a set of investors in an investee company.  Typically, but not always, the lead investor negotiates the price and terms of the deal with the investee company.

	2006	2007	2008	2009	Six Months Ended June 30, 2010

Total Incremental Investments	$24,408,187	$20,595,161	$17,779,462	$12,334,051	$6,327,164

Investments in Privately Held Companies

No. of New Investments	6	7	4	1	1

No. of Follow-On Investment Rounds	14	20	25	27	15

No. of Rounds Led	7	3	4	5	3

Average Dollar Amount – Initial	$2,383,424	$1,086,441	$683,625	$250,000	$250,000

Average Dollar Amount – Follow-On	$721,974	$649,504	$601,799	$436,490	$388,579

Investments in Publicly Traded Companies

No. of New Investments	0	0	0	1	1

No. of Follow-On Investment Rounds	0	0	0	2	3

Average Dollar Amount – Initial	$0	$0	$0	$99,624	$99,957

Average Dollar Amount – Follow-On	$0	$0	$0	$99,602	$49,507

Importance of Availability of Liquid Capital

Private venture capital funds are structured commonly as limited partnerships with a committed level of capital and finite lifetime. Capital is "called" from limited partners to make investments and pay for expenses of running the firm at various points within the lifetime of the fund. For each initial investment, the fund must reserve additional capital for follow-on investments at later stages of the life of the portfolio companies. These follow-on investments are required because often venture-backed portfolio companies in areas in which we invest, whether privately held or publicly traded, operate with negative cash flow for lengthy periods of time. In general, the cumulative total of initial invested capital and reserves cannot exceed the committed level of capital of the fund.

Our strategy for investing capital is similar to this approach in some respects. We make initial investments in privately held and publicly traded companies and project the amount of capital that may be required should the company mature successfully. These projections, equivalent to the reserves of private venture capital funds, are reviewed weekly by management, are updated frequently and are a component of the data that guide our decisions on whether to make new and follow-on investments. As a publicly traded, internally managed venture capital company, our cash used to make investments and pay expenses is held by us and not called from external sources when needed. Accordingly, it is crucial that we operate the company with a substantial balance of liquid capital for this reason and for four additional reasons.

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

2)
Venture capital firms traditionally invest beside other venture capital firms in a process called syndication.  The size of the fund and the amount of capital reserves available to syndicate partners is often an attribute that potential co-investors consider when deciding on syndicate partners.  As we do not have committed capital from limited partners, we believe we must have adequate available liquid capital on our balance sheet to be able to have access to high-quality deal flow.

3)
We rarely commit the total amount of cumulative capital intended for investment in any portfolio company at one point in time.  Instead, our investments consist of multiple rounds of financing of a given portfolio company, in which we typically participate if we believe that the merits of such an investment outweigh the risks.  We also commonly have preemptive rights to invest additional capital in our privately held portfolio companies.  These rights are useful to protect and potentially increase the value of our positions in our portfolio companies as they mature.  Commonly, the terms of such financings in privately held companies also include penalties for those investors that do not invest in these subsequent rounds of financing.  Without available capital at the time of investment, our ownership in the company would be subject to these penalties that can lead to a partial or complete loss of the capital invested prior to that round of financing.

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

Involvement with Portfolio Companies

The 1940 Act requires that BDCs offer to "make available significant managerial assistance" to portfolio companies. We are actively involved with our portfolio companies through membership on boards of directors, as observers to the boards of directors and/or through frequent communication with management. As of June 30, 2010, we held at least a board seat or observer rights on 26 of our 31 portfolio companies (84 percent).

We may hold two or more board seats in early-stage portfolio companies or those in which we have significant ownership. As of June 30, 2010, we hold two board seats in Ancora Pharmaceuticals, Enumeral Technologies, and Laser Light Engines. We may transition off of the board of directors to an observer role as our portfolio companies raise additional capital from new investors, as they mature or as they are able to attract independent members who have relevant industry experience and contacts. We also typically step off the board of directors upon the completion of an IPO.

We may be actively involved in the formation and development of business strategies of our earliest stage portfolio companies. This involvement may include hiring management, licensing intellectual property, securing space and raising additional capital. We also provide managerial assistance to late-stage companies looking for potential exit opportunities by leveraging our status as a publicly traded company through our relationships with the banking community and our knowledge and experience implementing and complying with Section 404 of the Sarbanes-Oxley Act for larger companies.

Commercialization of Nanotechnology by Our Portfolio Companies

Our nanotechnology investments have matured around three main industry clusters: cleantech (46.1 percent of our venture capital portfolio as of June 30, 2010); electronics, including semiconductors (25.6 percent of our venture capital portfolio as of June 30, 2010); and healthcare/biotechnology (14.0 percent of our venture capital portfolio as of June 30, 2010). We call these three areas "Nanotech for CleantechSM," "Nanotech for ElectronicsSM," and "Nanotech for HealthcareSM," respectively. We have and may continue to make investments outside these industry areas, and we may not maintain these industry clusters or the weightings within these clusters.

These three clusters are comprised of multi-billion dollar industries that have grown historically through innovation of technology. "Cleantech" is a term used commonly to describe products and processes that solve global problems related to resource constraints. We classify Nanotech for CleantechSM companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials using nanotechnology-enabled solutions.

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

Maturity of Current Venture Capital Portfolio

Our venture capital portfolio is composed of companies at varying maturities facing different types of risks.  We have defined these levels of maturity and sources of risk as: 1) Early Stage / Technology Risk, 2) Mid Stage / Market Risk and 3) Late Stage / Execution Risk.  Early-stage companies have a high degree of technical, market and execution risk, which is typical of initial investments by venture capital firms, including us.  These companies often require substantial development of their technologies before they begin introducing products to market.  Mid-stage companies are those that have overcome most of the technical risk associated with their products and are now focused on addressing the market acceptance for their products.  For those companies developing therapeutics or medical devices, the focus is on bringing their products through the first phases of clinical trials.  Late-stage companies are those that have determined there is a market for their products, and they are now focused on sales execution and scale.  Late-stage healthcare and biotechnology companies are typically either in Phase III Clinical Trials, which are the pivotal trials before a possible FDA approval and commercial launch of a product, or are generating revenue from the commercial sale of one or more products.  The charts below show our assessment of the stage of maturity of our 31 portfolio companies and the distribution of ownership of our portfolio companies within each of these stages of maturity, respectively.

We expect some of our portfolio companies to transition between stages of maturity over time.  This transition may be forward if the company is maturing and is successfully executing its business plan or may be backward if the company is not successfully executing its business plan or decides to change its business plan substantially from its original plan.  Transitions backward are commonly accompanied by an increase in non-performance risk which reduces valuation.  We discuss non-performance risk and its implications on value below in the section titled Valuation of Investments.

From March 31, 2010, to June 30, 2010, we transitioned one company, ABS Materials, Inc., from being classified as an early-stage company to a mid-stage company.

We currently have 22 companies in our venture capital portfolio that generate revenues ranging from nominal to significant from commercial sales of products and/or services, from commercial partnerships and/or from government grants.

On April 15, 2010, NeoPhotonics Corporation filed a registration statement on Form S-1 to register its shares of common stock for an IPO.   There can be no assurance that this company will successfully complete an IPO, and a variety of factors, including stock market and general business conditions, could lead it to terminate such IPO.

On July 11, 2010, NanoGram was acquired for an undisclosed amount.  Holders of common stock did not receive any proceeds from this transaction.

As of the beginning of August 2010, two of our privately held companies retained bankers to explore opportunities to sell those companies.  There can be no assurance that these companies will successfully identify an acquirer and complete a sale.  A variety of factors, including general business conditions, could lead them to terminate such efforts.

Current Business Environment

The second quarter of 2010 concluded with the public markets declining broadly as global economic uncertainty and aversion to risk increased.  Amidst this decline in the value of publicly traded equities, there were positive signs in the exit market for venture-backed companies with fifteen venture-backed companies managing to complete IPOs, up from three IPOs in the same quarter of 2009.  However, most companies that debuted on a public exchange either priced lower than expected, performed poorly once they debuted, or both.  The number of merger and acquisition transactions of venture-backed companies was down from the first quarter of 2010; however, the median amount paid for a venture-backed company in the most recent quarter is $70 million, almost five times more than the $14.5 million median paid during the second quarter of 2009.  We expect that it may take significantly more time for the exit market for venture-backed companies to recover from the current economic turmoil than the public stock markets.  Additionally, any increase in volatility in the financial markets may impact opportunities for IPOs.

The venture capital industry’s 10-year performance stands at minus 0.9 percent as of December 31, 2009, a reversal from positive 35 percent as of December 31, 2008, as venture capital “bubble” funds roll out of the returns data, according to Cambridge Associates LLC and the National Venture Capital Association.  Early-stage and multi-stage venture firms both saw increases in fundraising.  Although fundraising increased year-over-year, the amounts raised by these funds are significantly smaller than those of past funds.  The second quarter of 2010 saw an increase in the amount of capital invested by venture capital funds in seed and early-stage companies.  The amount of capital invested in expansion and late-stage companies decreased slightly from the amount invested in the first quarter of 2010.   These amounts of investment remain below those prior to the onset of the financial crisis in the third quarter of 2008.  We believe these data support our conclusion that the availability of capital for venture capital firms and venture-backed companies continues to be restricted.

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

Our overall goal remains unchanged, which is to maintain our leadership position in investing in nanotechnology and microsystems and to increase our NAV.  The current environment for venture capital financings favors those firms that have capital to invest regardless of the stage of the investee company. We have historically not used leverage or debt financing when making an investment; thus, we continue to finance our new and follow-on investments from our cash reserves, currently invested in U.S. treasury obligations.  We believe the turmoil of the venture capital industry and the current economic climate provide opportunities to invest this capital at historically low valuations in new and existing privately held and publicly traded companies of varying maturities.

Valuation of Investments

We value our privately held venture capital investments each quarter as determined in good faith by our Valuation Committee, a committee of all the independent directors, within guidelines established by our Board of Directors in accordance with the 1940 Act.  (See "Footnote to Consolidated Schedule of Investments" contained in "Consolidated Financial Statements.")

The values of privately held, venture capital-backed companies are inherently more difficult than publicly traded companies to assess at any single point in time because securities of these types of companies are not actively traded.  We believe, perhaps even more than in the past, that illiquidity, and the perception of illiquidity, can affect value.

Difficult economic environments can result in weak companies not receiving financing and being subsequently closed down with a loss to venture investors, and/or strong companies receiving financing but at significantly lower valuations than the preceding financing rounds.  The current state of the venture capital market limits the availability of capital for investment by venture capital firms.  Increasingly, existing investors in a syndicate are required to provide capital without the participation of new investors.  Some of these existing investors are unable to invest their full pro rata amount of a private round of financing, if at all, which results in a fractured syndicate.  A fractured syndicate can result in a privately held portfolio company being unable to raise additional capital to fund operations regardless of the potential of the intellectual property or the business of the portfolio company.  The portfolio company may be forced to sell before reaching its full potential or be shut down entirely if the remaining investors cannot financially support the company.  These scenarios may adversely affect value.

Many venture capital firms, including us, continue to evaluate their investment portfolios carefully to assess future potential capital needs.  In the current business climate, this evaluation may result in a decrease in the number of companies we decide to finance going forward or may increase the number of companies we decide to sell before reaching their full potential.  If we decide to proceed with a follow-on investment, these rounds of financing may occur at valuations lower than those at which we originally invested.  Our ownership in portfolio companies that we decide to stop funding may be subject to punitive actions that reduce or eliminate value.  Such actions could result in an unprofitable investment or a complete loss of invested funds.

In each of the years in the period 2006 through 2009, and for the six months ended June 30, 2010, the Company recorded the following gross write-ups in privately held securities as a percentage of net assets at the beginning of the year ("BOY"), gross write-downs in privately held securities as a percentage of net assets at the beginning of the year, and change in value of privately held portfolio securities as a percentage of net assets at the beginning of the year.

	2006	2007	2008	2009	Six Months Ended June 30, 2010

Net Asset Value, BOY	$117,987,742	$113,930,303	$138,363,344	$109,531,113	$134,158,258

Gross Write-Downs During Year	$(4,211,323)	$(7,810,794)	$(39,671,588)	$(12,845,574)	$(7,588,332)

Gross Write-Ups During Year	$279,363	$11,694,618	$820,559	$21,631,864	$15,837,471

Gross Write-Downs as a Percentage of Net Asset Value, BOY	-3.57%	-6.86%	-28.67%	-11.7%	-5.7%

Gross Write-Ups as a Percentage of Net Asset Value, BOY	0.24%	10.26%	0.59%	19.7%	11.8%

Net Change as a Percentage of Net Asset Value, BOY	-3.33%	3.40%	-28.08%	8.0%	6.1%
1

From December 31, 2009, to June 30, 2010, the value of our privately held venture capital portfolio increased by $14,242,911 from $77,797,086 to $92,039,997.  The table below indicates some of the inputs used to determine value of our privately held portfolio companies and the portion of the change in value, on a quarter over quarter basis, relevant to those inputs.  We note that our Valuation Committee takes into account multiple sources of quantitative and qualitative inputs to ultimately determine the value of our privately held portfolio companies.

	Q1 2010 to Q2 2010	Q4 2009 to Q1 2010	Q3 2009 to Q4 2009	Q2 2009 to Q3 2009
Value of Privately Held Portfolio as of Previous Quarter	$83,014,946	$77,797,086	$69,876,210	$63,959,811
Value of Privately Held Portfolio as of Current Quarter	$92,039,997	$83,014,946	$77,797,086	$69,876,210

Examples of Inputs that Contribute to Changes in Value

Total New and Follow-On Investments	$4,652,106	$1,426,580	$4,698,782	$3,884,893
(+) Due to Terms of New Equity Rounds of Financing	$11,564,433	$1,436,628	$5,229,990	$4,725,316
(-) Due to Terms of New Equity Rounds of Financing	$(280,649)	$0	$0	$(1,967,156)
(+) Due to (+) in Values of Comparables	$730,026	$2,151,404	$1,938,047	$2,823,833
(-) Due to (-) in Values of Comparables	$(1,618,341)	$0	$(6,313)	$0
(+) Due to (-) in Non-Performance Risk	$1,355,025	$2,511,106	$500,000	$0
(-) Due to (+) in Non-Performance Risk	$(7,172,178)	$(2,307,768)	$(4,795,765)	$(3,794,138)
Other Factors[1]	$(205,371)	$(90)	$356,135	$243,651 [2]

Total Change in Value of Privately Held Portfolio from Quarter to Quarter	$9,025,051	$5,217,860	$7,920,876	$5,916,399

1  Other factors include changes in accrued bridge note interest, currency fluctuations and the value of warrants.
2  Includes changes in the capital account of Exponential Business Development Company.

The values of publicly traded comparables on June 30, 2010, were significant factors in determining the values of three of our 31 privately held portfolio companies.  Two of these companies decreased in value and the other one increased in value for the three months ended June 30, 2010.  These three companies accounted for approximately $13.2 million of the total value of our venture capital portfolio as of June 30, 2010.  These values could differ materially if calculated on a different date due to changes in values and/or operating performance of the publicly traded comparables.

The values set by private equity financings that occurred during the second quarter of 2010 or that occurred during the third quarter of 2010, but reflect on value as of June 30, 2010, were significant inputs in determining the values of five of our 31 privately held portfolio companies.  These five companies accounted for approximately $33.1 million of the total value of our venture capital portfolio as of June 30, 2010.  The financings of three of these five portfolio companies included third-party independent investors and accounted for $29.3 million of the $33.1 million.  The financings of two of these five portfolio companies included only current investors and accounted for $3.8 million of the $33.1 million.  These values could differ materially in future quarters, particularly should these companies not execute on their business plans and become subject to discounts for non-performance risk or require additional capital that is available only at lower valuations than those of the most recent round of financing.

As part of the valuation process, we consider non-performance risk.  Non-performance risk is the risk that a portfolio company will be: (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation.  Our best estimate of the non-performance risk of our portfolio companies has been quantified and included in the valuation of the companies as of June 30, 2010.  In the future, as these companies receive terms for additional financings or are unable to receive additional financing and, therefore, proceed with sales or shutdowns of the business, we expect the contribution of the discount for non-performance risk to vary in importance in determining the values of our securities of these companies.  As of June 30, 2010, non-performance risk was a significant factor in determining the values of 11 of our 31 privately held portfolio companies.  These 11 companies accounted for approximately $22.9 million of the total value of our privately held venture capital portfolio.  We increased the non-performance risk, thereby decreasing the value, of five companies.  We decreased the non-performance risk, thereby increasing the value, of two companies, in part due to term sheets for pending financing events.  We maintained the same level of non-performance risk in four companies.

As of June 30, 2010, our top ten investments by value accounted for approximately 71 percent of the value of our venture capital portfolio.  As of that date, we believe at least two of these ten companies will require capital by the end of 2010, and at least two of the remaining eight companies will require additional capital in the first half of 2011.

The increase or decrease in the value of our venture capital investments does not affect the day-to-day operations of the Company, as we have no debt and fund our venture capital investments and daily operating expenses from interest earned and proceeds from the sales of our investments in U.S. government and agency obligations.  As of June 30, 2010, we held $45,930,735 in U.S. government obligations, and we had an additional $2,553,490 in cash.

Investment Objective

 Our principal objective is to achieve long-term capital appreciation by making venture capital investments.  Therefore, a significant portion of our current venture capital investment portfolio provides little or no income in the form of dividends or interest.  Current income is a secondary objective.  We are implementing a strategy that we believe will provide greater regularity and shorter time periods between realizations of capital gains on investments.  As part of this strategy, we may seek to increase our current income by providing debt financing to privately held and publicly traded small companies.  We seek to reach the point where future growth is financed through reinvestment of our capital gains from our venture capital investments and where current income offsets our annual expenses during periods of time between realizations of capital gains on our investments.

We currently earn interest income from fixed-income securities, including U.S. government and agency securities.  The amount of interest income we earn varies with the average balance of our fixed-income portfolio and the average yield on this portfolio.  In previous years, we have been able to generate substantial amounts of interest income from our holdings of U.S. treasury securities.  As of June 30, 2010, we held two short-duration U.S. treasury securities, yielding approximately 0.09 percent.  As of June 30, 2010, yields for 3-month, 6-month, and 12-month U.S. treasury securities were 0.18 percent, 0.22 percent and 0.32 percent, respectively.  With yields at this level, we expect to generate less interest income than in fiscal quarters and years prior to 2009.

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

Owing to the structure and objectives of our business, we generally expect to experience net operating losses and seek to generate increases in our net assets from operations through the long term appreciation of our venture capital investments.  Historically, we have relied on proceeds from sales of investments, rather than on investment income, to defray a significant portion of our operating expenses.  Because such sales are unpredictable, we attempt to maintain adequate working capital to provide for fiscal periods when there are no such sales.

Three months ended June 30, 2010, as compared with the three months ended June 30, 2009

In the three months ended June 30, 2010, and June 30, 2009, we had a net increase in net assets resulting from operations of $2,150,952 and $421,367, respectively.

Investment Income and Expenses:

We had net operating losses of $1,953,949 and $1,998,271 for the three months ended June 30, 2010, and June 30, 2009, respectively.  The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expense of $661,666 in 2010 and $776,279 in 2009 associated with the granting of stock options.  During the three months ended June 30, 2010, and 2009, total investment income was $129,208 and $83,834, respectively.  During the three months ended June 30, 2010, and 2009, total operating expenses were $2,083,157 and $2,082,105, respectively.

During the three months ended June 30, 2010, as compared with the same period in 2009, investment income increased, reflecting an increase in interest income from bridge notes, as well as an increase in our average holdings of U.S. government securities, offset by a substantial decrease in interest rates.  During the three months ended June 30, 2010, our average holdings of such securities were $49,244,819, as compared with $48,961,646 during the three months ended June 30, 2009.  The average yield on our U.S. government securities decreased from 0.29 percent for the three months ended June 30, 2009, to 0.11 percent for the three months ended June 30, 2010.

Operating expenses, including non-cash, stock-based compensation expense, were $2,083,157 and $2,082,105 for the three months ended June 30, 2010, and June 30, 2009, respectively.  The increase in operating expenses for the three months ended June 30, 2010, as compared with the three months ended June 30, 2009, was primarily owing to increases in professional fees, rent expense and custody fees, offset by a decrease in salaries, benefits and stock-based compensation expense, administration and operations expense and directors' fees and expenses.  Professional fees increased by $24,575, or 16.1 percent, for the three months ended June 30, 2010, as compared with the same period in 2009, primarily as a result of an increase in certain legal and consulting fees.  Rent expense increased by $10,147, or 12.8 percent, for the three months ended June 30, 2010, as compared with the same period in 2009.  Our rent expense of $89,145 for the three months ended June 30, 2010, includes $39,188 of rent paid in cash and $49,957 of non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term. Custody fees increased by $12,920, or 116.6 percent, for the three months ended June 30, 2010, as compared with the same period in 2009, owing to the higher fees charged by our new custodian, the Bank of New York Mellon, who has more expertise in working with investment companies.  Salaries, benefits and stock-based compensation expense decreased by $41,077, or 2.7 percent, through June 30, 2010, as compared with June 30, 2009, primarily as a result of a decrease in non-cash expense of $114,613 associated with the Harris & Harris Group, Inc. 2006 Equity Incentive Plan (the "Stock Plan"), offset by an increase in salaries and benefits owing primarily to an accrual for year-end employee bonuses of $46,000 and to an increase in salary of two of our employees.  While the non-cash, stock-based compensation expense for the Stock Plan increased our operating expenses by $661,666, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our NAV.  Administration and operations expense decreased by $2,915, or 1.3 percent, through June 30, 2010, as compared with June 30, 2009, primarily as a result of a decrease in our directors' and officers' liability insurance expense and decreases in the expenses related to the annual report and proxy, offset by increases in managing directors' travel-related expenses and expenses associated with hosting "Meet the Portfolio" day on May 7, 2010.  Directors' fees and expenses decreased by $3,540, or 3.9 percent, through June 30, 2010, as compared with June 30, 2009, primarily as a result of one less meeting held during the quarter.

Realized Income and Losses from Investments:

During the three months ended June 30, 2010, and June 30, 2009, we realized net losses on investments of $396,769 and $1,511,042, respectively.

During the three months ended June 30, 2010, we realized net losses of $396,769, consisting primarily of realized losses on a portion of our investment in Kovio, Inc., of $257,007 and in Orthovita, Inc., of $167,300, offset by realized gains on our investment in Satcon Technology Corporation of $14,320.

The realized loss on our investment in Kovio, Inc., was owing to the termination of a warrant.  The warrant was terminated pursuant to the terms of the Series A' financing which closed during the second quarter of 2010.

During the three months ended June 30, 2010, we received a dividend payment of $13,218 representing our pro rata portion of the residual net proceeds from the liquidation of Optiva, Inc.  We had invested in Optiva during 2002, and in 2005, it began liquidation under an assignment for the benefit of creditors.  This amount represents the final payment from the liquidation.

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

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the three months ended June 30, 2010, net unrealized depreciation on total investments decreased by $4,501,670, or 42.6 percent, from net unrealized depreciation of $10,564,305 at March 31, 2010, to net unrealized depreciation of $6,062,635 at June 30, 2010.  During the three months ended June 30, 2009, net unrealized depreciation on total investments decreased by $3,932,409, or 11.9 percent, from net unrealized depreciation of $32,945,748 at March 31, 2009, to net unrealized depreciation of $29,013,339 at June 30, 2009.

During the three months ended June 30, 2010, net unrealized depreciation on our venture capital investments decreased by $4,516,186, from net unrealized depreciation of $10,561,039 at March 31, 2010, to net unrealized depreciation of $6,044,853 at June 30, 2010, owing primarily to increases in the valuations of the following investments held:

Investment	Amount of Write-Up

BioVex Group, Inc.	$423,421
D-Wave Systems, Inc.	855,025
Laser Light Engines, Inc.	500,000
SiOnyx, Inc.	2,002,611
Solazyme, Inc.	8,149,698
Xradia, Inc.	730,022

The write-ups for the three months ended June 30, 2010, were partially offset by decreases in the valuations of the following investments held:

Investment	Amount of Write-Down

Bridgelux, Inc.	$1,663,728
Kovio, Inc.	335,675
Mersana Therapeutics, Inc.	14,109
Metabolon, Inc.	6,527
Molecular Imprints, Inc.	2,014,874
Nanosys, Inc.	280,649
NeoPhotonics Corporation	1,548,863
Nextreme Thermal Solutions, Inc.	2,202,629
PolyRemedy, Inc.	53,893
Questech Corporation	69,479
TetraVitae Bioscience, Inc.	62,500

We had an increase in unrealized depreciation for Satcon Technology Corporation of $5,797 owing to the sale of its securities.

We had a decrease in unrealized depreciation for Kovio, Inc., of $227,469 owing to the termination of a warrant.  The warrant was terminated pursuant to the terms of the Series A' financing which closed during the second quarter of 2010.

We had a decrease in unrealized depreciation for Orthovita, Inc., of $648 owing to the sale of its securities.

We had an increase in unrealized depreciation owing to foreign currency translation of $113,985 on our investment in D-Wave Systems, Inc.

Unrealized depreciation on our U.S. government securities portfolio increased from $3,266 at March 31, 2010, to $17,782 at June 30, 2010.

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

Six months ended June 30, 2010, as compared with the six months ended June 30, 2009

In the six months ended June 30, 2010, we had a net increase in net assets resulting from operations of $3,838,683.  In the six months ended June 30, 2009, we had a net decrease in net assets resulting from operations of $530,057.

Investment Income and Expenses:

We had net operating losses of $4,066,627 and $4,097,150 for the six months ended June 30, 2010, and June 30, 2009, respectively.  The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expense of $1,214,938 in 2010 and $1,411,917 in 2009 associated with the granting of stock options.   During the six months ended June 30, 2010, and 2009, total investment income was $208,281 and $60,273, respectively.  During the six months ended June 30, 2010, and 2009, total operating expenses were $4,274,908 and $4,157,423, respectively.

During the six months ended June 30, 2010, as compared with the same period in 2009, investment income increased, reflecting an increase in interest income from bridge notes, as well as an increase in our average holdings of U.S. government securities, offset by a substantial decrease in interest rates.  The average yield on our U.S. government securities decreased from 0.30 percent for the six months ended June 30, 2009, to 0.09 percent for the six months ended June 30, 2010.  During the six months ended June 30, 2010, our average holdings of such securities were $51,492,274, as compared with $50,358,585 at June 30, 2009.

Operating expenses, including non-cash, stock-based compensation expense, were $4,274,908 and $4,157,423 for the six months ended June 30, 2010, and June 30, 2009, respectively.  The increase in operating expenses for the six months ended June 30, 2010, as compared with the six months ended June 30, 2009, was primarily owing to increases in professional fees, rent expense, directors' fees and expenses and custody fees, offset by a decrease in salaries, benefits and stock-based compensation expense and administration and operations expense.  Professional fees increased by $52,694, or 14.3 percent, for the six months ended June 30, 2010, as compared with the same period in 2009, primarily as a result of an increase in certain legal and consulting fees, offset by a reduction in certain accounting fees.  Rent expense increased $9,299, or 5.9 percent, for the six months ended June 30, 2010, as compared with the same period in 2009.  Our rent expense of $166,360 for the six months ended June 30, 2010, includes $71,030 of rent paid in cash and $95,330 of non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term.  For the six months ended June 30, 2010, we had a loss of $68,038 as a result of abandoning our lease at our former office prior to the end of the lease term, which expired in April 2010.  Directors' fees and expenses increased by $7,312, or 4.2 percent, through June 30, 2010, as compared with June 30, 2009, primarily as a result of one additional meeting held during the first quarter of 2010.  Custody fees increased by $30,058, or 167.5 percent for the six months ended June 30, 2010, as compared with the same period in 2009, owing to the higher fees charged by our new custodian, the Bank of New York Mellon, who has more expertise in working with investment companies.  Salaries, benefits and stock-based compensation expense decreased by $39,140, or 1.4 percent, through June 30, 2010, as compared with June 30, 2009, primarily as a result of a decrease in non-cash expense of $196,979 associated with the Stock Plan, offset by an increase in salaries and benefits owing primarily to an accrual for year-end employee bonuses of $119,500 and to an increase in salary of two of our employees.  While the non-cash, stock-based compensation expense for the Stock Plan increased our operating expenses by $1,214,938, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our NAV.  Administration and operations expense decreased by $10,828, or 2.1 percent, through June 30, 2010, as compared with June 30, 2009, primarily as a result of a decrease in our directors' and officers' liability insurance expense and decreases in the expenses related to the annual report and proxy, offset by increases in the cost of non-employee-related insurance, expenses associated with the relocation of our corporate headquarters in New York City and expenses associated with hosting "Meet the Portfolio" day on May 7, 2010.

Realized Income and Losses from Investments:

During the six months ended June 30, 2010, we realized net losses on investments of $408,292, as compared with realized net losses on investments of $1,514,655 during the six months ended June 30, 2009.

During the six months ended June 30, 2010, we realized net losses of $408,292, consisting primarily of realized losses on a portion of our investment in Kovio, Inc., of $257,007, in Orthovita, Inc., of $167,300, and realized losses on the disposal of fixed assets, offset by realized gains on our investment in Satcon Technology Corporation of $14,320 and realized gains on the sale of U.S. government securities.

The realized loss on our investment in Kovio, Inc., was owing to the termination of a warrant.  The warrant was terminated pursuant to the terms of the Series A' financing which closed during the second quarter of 2010.

During the six months ended June 30, 2010, we received a dividend payment of $13,218 representing our pro rata portion of the residual net proceeds from the liquidation of Optiva, Inc.  We had invested in Optiva during 2002, and in 2005, it began liquidation under an assignment for the benefit of creditors.  This sum represents the final payment from the liquidation.

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

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the six months ended June 30, 2010, net unrealized depreciation on total investments decreased by $8,316,234, or 57.8 percent, from net unrealized depreciation of $14,378,869 at December 31, 2009, to net unrealized depreciation of $6,062,635 at June 30, 2010.  During the six months ended June 30, 2009, net unrealized depreciation on total investments decreased by $5,083,857, or 14.9 percent, from net unrealized depreciation of $34,097,196 at December 31, 2008, to net unrealized depreciation of $29,013,339 at June 30, 2009.

During the six months ended June 30, 2010, net unrealized depreciation on our venture capital investments decreased by $8,321,573, from net unrealized depreciation of $14,366,426 at December 31, 2009, to net unrealized depreciation of $6,044,853 at June 30, 2010, owing primarily to increases in the valuations of the following investments held:

Investment	Amount of Write-Up

BioVex Group, Inc.	$421,422
D-Wave Systems, Inc.	855,025
Ensemble Therapeutics Corporation	500,000
Laser Light Engines, Inc.	500,000
Mersana Therapeutics, Inc.	961,704
Metabolon, Inc.	69,635
Solazyme, Inc.	8,149,698
SiOnyx, Inc.	3,078,765
Xradia, Inc.	1,330,469

The write-ups for the six months ended June 30, 2010, were partially offset by decreases in the valuations of the following investments held:

Investment	Amount of Write-Down

Bridgelux, Inc.	$220,253
Kovio, Inc.	1,750,165
Molecular Imprints, Inc.	2,023,124
Nanosys, Inc.	280,649
NeoPhotonics Corporation	5,111
Nextreme Thermal Solutions, Inc.	3,303,943
PolyRemedy, Inc.	107,786
TetraVitae Bioscience, Inc.	62,500
Questech Corporation	62,269

We had a decrease in unrealized depreciation for Kovio, Inc., of $227,469 owing to the termination of a warrant.  The warrant was terminated pursuant to the terms of the Series A' financing which closed during the second quarter of 2010.

We had a decrease in unrealized depreciation for Orthovita, Inc., of $72,432 owing to the sale of its securities.

We had an increase in unrealized depreciation owing to foreign currency translation of $29,246 on our investment in D-Wave Systems, Inc.

Unrealized depreciation on our U.S. government securities portfolio decreased from $12,443 at December 31, 2009, to $17,782 at June 30, 2010.

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

Financial Condition

June 30, 2010

At June 30, 2010, our total assets and net assets were $141,459,436 and $139,182,848, respectively.  At December 31, 2009, they were $136,109,101 and $134,158,258, respectively.

At June 30, 2010, NAV per share was $4.51, as compared with $4.35 at December 31, 2009.  At June 30, 2010, our shares outstanding increased to 30,864,899 from 30,859,593 at December 31, 2009.

Significant developments in the six months ended June 30, 2010, included an increase in the holdings of our venture capital investments of $14,016,516 and a decrease in our holdings of U.S. government obligations and cash of $9,074,821.  The increase in the value of our venture capital investments from $78,023,481 at December 31, 2009, to $92,039,997 at June 30, 2010, resulted primarily from an increase in the net value of our venture capital investments of $7,911,585 and by two new and 18 follow-on investments of $6,327,164.  The decrease in the value of our U.S. government obligations and cash from $57,559,046 at December 31, 2009, to $48,484,225 at June 30, 2010, is primarily owing to the payment of cash basis operating expenses of $2,844,062 and to new and follow-on venture capital investments totaling $6,327,164.

The following table is a summary of additions to our portfolio of venture capital investments made during the six months ended June 30, 2010:

New Investments	Amount of Investment

ABS Materials, Inc.	$250,000
Satcon Technology Corporation	99,957

Follow-On Investments	Amount of Investment

ABS Materials, Inc.	$125,000
Ancora Pharmaceuticals Inc.	500,000
Ancora Pharmaceuticals Inc.	600,000
BioVex Group, Inc.	354,390
Bridgelux, Inc.	250,041
Kovio, Inc.	526,225
Laser Light Engines, Inc.	250,000
Laser Light Engines, Inc.	250,000
Mersana Therapeutics, Inc.	87,500
Mersana Therapeutics, Inc.	84,475
NeoPhotonics Corporation	2,455
NeoPhotonics Corporation	2,109
Orthovita, Inc.	98,427
Satcon Technology Corporation	22,134
Satcon Technology Corporation	27,960
SiOnyx, Inc.	339,760
SiOnyx, Inc.	956,740
Solazyme, Inc.	1,499,991

Total	$6,327,164

 The following tables summarize the values of our portfolios of venture capital investments and U.S. government obligations, as compared with their cost, at June 30, 2010, and December 31, 2009:

	June 30, 2010	December 31, 2009
Venture capital investments, at cost	$98,084,850	$92,389,907
Net unrealized depreciation(1)	6,044,853	14,366,426
Venture capital investments, at value	$92,039,997	$78,023,481

	June 30, 2010	December 31, 2009
U.S. government obligations, at cost	$45,948,517	$55,960,024
Net unrealized depreciation(1)	17,782	12,443
U.S. government obligations, at value	$45,930,735	$55,947,581

(1)At June 30, 2010, and December 31, 2009, the net accumulated unrealized depreciation on investments was $6,062,635 and $14,378,869, respectively.

Liquidity

 Our liquidity and capital resources are generated and generally available through our cash holdings, interest earned on our investments on U.S. government securities, cash flows from the sales of U.S. government securities, proceeds from periodic follow-on equity offerings and realized capital gains retained for reinvestment.

We fund our day-to-day operations using interest earned and proceeds from the sales of our investments in U.S. government securities.  The increase or decrease in the valuations of our portfolio companies does not impact our daily liquidity.  At June 30, 2010, and December 31, 2009, we had no investments in money market mutual funds.  We have no debt outstanding, and, therefore, are not subject to credit agency downgrades.

As a venture capital company, it is critical that we have capital available to support our best companies until we have an opportunity for liquidity in our investments.  As such, we will continue to maintain a substantial amount of liquid capital on our balance sheet and will not put the company in a position where we must raise capital through additional equity financings to continue operations.  However, to complement our private portfolio investing, we seek to invest some of this capital in publicly traded companies and debt where we will have greater liquidity and more defined investment return timelines, respectively, than we currently have in our existing portfolio.

At June 30, 2010, and December 31, 2009, our total net primary liquidity was $48,506,150 and $57,642,233, respectively.  Our primary liquidity is comprised of our cash, U.S. government securities, receivables from unsettled trades, receivables from portfolio companies and interest receivables.  The decrease in our primary liquidity from December 31, 2009, to June 30, 2010, is primarily owing to the use of funds for investments and payment of net operating expenses.

At June 30, 2010, and December 31, 2009, our secondary liquidity was $0 and $226,395, respectively.  Our secondary liquidity consists of our publicly traded securities.  Although these companies are publicly traded, their stock may not trade at high volumes and prices can be volatile, which may restrict our ability to sell our positions at any given time.

Although we cannot predict future market conditions, we continue to believe that our current cash and U.S. government security holdings, our strategy to invest in more publicly traded companies and debt and our ability to adjust our investment pace will provide us with adequate liquidity to execute our current business strategy.

Except for a rights offering, we are also generally not able to issue and sell our common stock at a price below our NAV per share, exclusive of any distributing commission or discount, without shareholder approval.  As of June 30, 2010, our NAV was $4.51 per share and our closing market price was $4.09 per share.  We do not currently have shareholder approval to issue or sell shares below our NAV per share.

Capital Resources

On October 9, 2009, we completed the sale of 4,887,500 shares of our common stock at a price of $4.75 per share to the public for total gross proceeds of $23,215,625; net proceeds of this offering, after deducting underwriting discounts and offering costs of $2,000,413, were $21,215,212.  We intend to use, and have been using, the net proceeds of this offering to make new investments in nanotechnology, as well as for follow-on investments in our existing venture capital investments and for working capital.  Through June 30, 2010, we have used $14,990,227 of the net proceeds from this offering for these purposes.

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

Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the SEC and GAAP.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets.  (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.")  As of June 30, 2010, our financial statements include privately held venture capital investments valued at $92,039,997, the fair values of which were determined in good faith by, or under the direction of, the Board of Directors.  As of June 30, 2010, approximately 66.1 percent of our net assets represent investments in portfolio companies valued at fair value by the Board of Directors.

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

The difficult economic environment continues to make it extremely difficult for many companies to raise capital.  Moreover, the cost of capital has increased substantially.  Historically, difficult economic environments have resulted in weak companies not receiving financing and being subsequently closed down with a loss of investment to venture investors, and/or strong companies receiving financing but at significantly lower valuations than the preceding rounds, leading to very deep dilution for those who do not participate in the new rounds of investment.  Our best estimate of this non-performance risk has been quantified and included in the valuation of our portfolio companies as of June 30, 2010.

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

As of June 30, 2010, all of our privately held portfolio investments were classified as Level 3 in the hierarchy, indicating a high level of judgment required in their valuation.

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

Stock-Based Compensation

Determining the appropriate fair-value model and calculating the fair value of share-based awards on the date of grant requires judgment.  Historically, we have used the Black-Scholes-Merton option pricing model to estimate the fair value of employee stock options.  During the quarter ended June 30, 2010, we used the Black-Scholes-Merton option pricing model to estimate the fair value of the five-year NQSOs granted on May 12, 2010.

Management uses the Black-Scholes-Merton option pricing model in instances where we lack historical data necessary for more complex models and when the share award terms can be valued within the model.  Other models may yield fair values that are significantly different from those calculated by the Black-Scholes-Merton option pricing model.

Management uses a binomial lattice option pricing model in instances where it is necessary to include a broader array of assumptions.  We used the binomial lattice model for the 10-year NQSOs granted on March 18, 2009.  These awards included accelerated vesting provisions that were based on market conditions.  At the date of the grant, management’s analysis concluded that triggering of the market condition acceleration clause was probable.

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

GAAP requires us to develop an estimate of the number of share-based awards that will be forfeited owing to employee turnover.  Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after the grant date is recognized in the period the forfeiture estimate is changed.   If the actual forfeiture rate proves to be higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which would result in a decrease to the expense recognized in the financial statements.  If the actual forfeiture rate proves to be lower than the estimated forfeiture rate, then an adjustment will be made to decrease the estimated forfeiture rate, which would result in an increase to the expense recognized in the financial statements.  Such adjustments would affect our operating expenses and additional paid-in capital, but would have no effect on our NAV.

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

Recent Developments - Portfolio Companies

On July 2, 2010, we made a $580,257 follow-on investment in a privately held tiny technology portfolio company.

On July 23, 2010, we made a $400,000 follow-on investment in a privately held tiny technology portfolio company.

On July 29, 2010, we made a $40,000 follow-on investment in a privately held tiny technology portfolio company.

Recent Developments - Other

On July 20, 2010, one of our Managing Directors informed the Company of his intention to resign effective December 31, 2010.  At that date, we will have nine employees, down from 11 at the beginning of 2010.

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

Because there is typically no public market for our interests in the small privately held companies in which we invest, the valuation of the equity interests in that portion of our portfolio is determined in good faith by our Valuation Committee, comprised of the independent members of our Board of Directors, in accordance with our Valuation Procedures.  In the absence of a readily ascertainable market value, the determined value of our portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed.  Any changes in valuation are recorded in our Consolidated Statements of Operations as "Net decrease in unrealized depreciation on investments."  Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.

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

Interest Rate Risk

We generally also invest in both short and long-term U.S. government and agency securities.  To the extent that we invest in short and long-term U.S. government and agency securities, changes in interest rates result in changes in the value of these obligations that result in an increase or decrease of our NAV.  The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements,  and the quantity and duration of  long-term U.S. government and agency securities held by the Company, and it will vary from period to period.  If the average interest rate on U.S. government securities at June 30, 2010, were to increase by 25, 75 and 150 basis points, the average value of these securities held by us at June 30, 2010, would decrease by approximately $114,827, $344,481 and $688,961, respectively, and our NAV would decrease correspondingly.

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

Foreign Currency Risk

Most of our investments are denominated in U.S. dollars.  We currently have one investment denominated in Canadian dollars.  We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates.  The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates is $309,668 at June 30, 2010.

Item 4.  Controls and Procedures

(a)  Disclosure Controls and Procedures.  As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the 1934 Act).  Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures.  As of June 30, 2010, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

(b)   Changes in Internal Control Over Financial Reporting.   There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the second quarter of 2010 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

 PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

Investing in our common stock involves significant risks relating to our business and investment objective.  You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2009, before you purchase any of our common stock.

The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Unknown additional risks and uncertainties, or ones that we currently consider immaterial, may also impair our business.  If any of these risks or uncertainties materialize, our business, financial condition or results of operations could be materially adversely affected.  In this event, the trading price of our common stock could decline, and you could lose all or part of your investment.  In addition to the risks described in our Annual Report on Form 10-K, you should also consider the following risks:

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

Any of these factors could have a material adverse effect on the business, results of operations and financial condition of our portfolio companies. Currency exchange rate fluctuations may negatively affect the cost of portfolio company products to international customers and, therefore, reduce their competitive position.

Item 5.	Exhibits

31.01*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harris & Harris Group, Inc.

/s/	Daniel B. Wolfe
By:	Daniel B. Wolfe
Chief Financial Officer

/s/	Patricia N. Egan
By:	Patricia N. Egan
Chief Accounting Officer
and Vice President

Date: August 6, 2010

EXHIBIT INDEX

Exhibit No.	Description

31.01	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.