Form 10-Q
period 2010-09-30
HARRIS & HARRIS GROUP INC /NY/
filed 2010-11-08
CIK 893739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2010
Common Stock, $0.01 par value per share	30,872,858 shares

Harris & Harris Group, Inc.
Form 10-Q, September 30, 2010

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

 The information furnished in the accompanying consolidated financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim period presented.

Harris & Harris Group, Inc.® (the "Company," "us," "our" and "we"), is an internally managed venture capital company that has elected to operate as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act").  Certain information and disclosures normally included in the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted as permitted by Regulation S-X and Regulation S-K.  Accordingly, they do not include all information and disclosures necessary for a presentation of our financial position, results of operations and cash flows in conformity with GAAP.  The results of operations for any interim period are not necessarily indicative of the results for the full year.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

ASSETS

	September 30, 2010	December 31, 2009
	(Unaudited)
Investments, in portfolio securities at value:
Unaffiliated privately held companies
(cost: $37,470,081 and $26,977,200, respectively)	$47,369,210	$21,656,436
Unaffiliated publicly traded securities
(cost: $0 and $298,827, respectively)	0	226,395
Non-controlled affiliated privately held companies
(cost: $51,536,674 and $54,864,948, respectively)	40,978,655	50,297,220
Controlled affiliated privately held companies
(cost: $9,380,567 and $10,248,932, respectively)	8,431,564	5,843,430
Total, investments in privately held and publicly
traded securities at value
(cost: $98,387,322 and $92,389,907, respectively)	$96,779,429	$78,023,481
Investments, in U.S. Treasury obligations at value
(cost: $43,861,592 and $55,960,024, respectively)	43,860,344	55,947,581
Cash	256,103	1,611,465
Restricted funds	2,001	2,000
Receivable from portfolio company	10,000	28,247
Interest receivable	2,104	25,832
Prepaid expenses	97,996	94,129
Other assets	622,244	376,366
Total assets	$141,630,221	$136,109,101

LIABILITIES & NET ASSETS

Post retirement plan liabilities	$1,471,159	$1,369,843
Accounts payable and accrued liabilities	532,717	579,162
Deferred rent	345,835	1,838
Total liabilities	2,349,711	1,950,843

Net assets	$139,280,510	$134,158,258

Net assets are comprised of:
Preferred stock, $0.10 par value,
2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares authorized at
09/30/10 and 12/31/09; 32,698,945 issued at 09/30/10
and 32,688,333 issued at 12/31/09	326,990	326,884
Additional paid in capital (Note 8)	207,714,612	205,977,117
Accumulated net operating and realized loss	(63,746,420)	(54,361,343)
Accumulated unrealized depreciation of investments	(1,609,141)	(14,378,869)
Treasury stock, at cost (1,828,740 shares at 09/30/10 and 12/31/09)	(3,405,531)	(3,405,531)

Net assets	$139,280,510	$134,158,258
Shares outstanding	30,870,205	30,859,593
Net asset value per outstanding share	$4.51	$4.35

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009

Investment income:
Interest from:
Fixed-income securities and
bridge notes (Note 3)	$134,097	$99,677	$330,378	$138,862
Miscellaneous income	6,348	6,000	18,348	27,088
Total investment income	140,445	105,677	348,726	165,950

Expenses:
Salaries, benefits and stock-based
compensation (Note 6)	1,327,055	1,727,743	4,181,852	4,621,680
Administration and operations	201,222	225,044	711,990	746,640
Professional fees	136,643	190,942	556,878	558,483
Rent (Note 3)	136,879	79,617	303,239	236,678
Directors’ fees and expenses	70,359	79,136	251,280	252,745
Custody fees	24,000	33,515	72,000	51,457
Depreciation	13,151	12,633	38,940	38,370
Lease termination costs (Note 3)	0	0	68,038	0
Total expenses	1,909,309	2,348,630	6,184,217	6,506,053

Net operating loss	(1,768,864)	(2,242,953)	(5,835,491)	(6,340,103)

Net realized gain (loss):
Realized gain (loss) from investments:
Unaffiliated companies	0	0	13,218	(1,514,330)
Non-Controlled affiliated companies	(3,136,552)	(3,176,125)	(3,393,559)	(3,176,125)
Publicly traded companies	0	0	(152,980)	0
U.S. Treasury obligations/other	(311)	0	(11,834)	(325)
Realized loss from investments	(3,136,863)	(3,176,125)	(3,545,155)	(4,690,780)

Income tax expense (benefit) (Note 7)	1,799	(2,862)	4,431	(753)
Net realized loss	(3,138,662)	(3,173,263)	(3,549,586)	(4,690,027)

Net decrease in unrealized
depreciation on investments:
Change as a result of investment sales	3,136,552	3,180,240	3,358,871	4,691,282
Change on investments held	1,316,942	1,939,657	9,410,857	5,512,472
Net decrease in unrealized
depreciation on investments	4,453,494	5,119,897	12,769,728	10,203,754

Net (decrease) increase in net assets
resulting from operations	$(454,032)	$(296,319)	$3,384,651	$(826,376)

Per average basic outstanding share	$(0.01)	$(0.01)	$0.11	$(0.03)

Average outstanding shares	30,866,399	25,866,983	30,863,616	25,862,070

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009

Cash flows used in operating activities:
Net increase (decrease) in net assets resulting from operations	$3,384,651	$(826,376)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized and unrealized gain on investments	(9,224,573)	(5,512,974)
Depreciation of fixed assets, amortization of premiums or
discounts and bridge note interest	(260,793)	39,784
Stock-based compensation expense	1,746,734	2,425,525

Changes in assets and liabilities:
Restricted funds	(1)	189,970
Receivable from portfolio company	18,247	0
Other receivables	7,187	(217)
Return of security deposits on leased properties	44,376	0
Interest receivable	11,513	2,044
Income tax receivable	0	(3,353)
Prepaid expenses	(3,867)	335,914
Other assets	(227,512)	(186,116)
Post retirement plan liabilities	101,316	(60,403)
Accounts payable and accrued liabilities	(46,445)	(147,329)
Deferred rent	343,997	(4,727)

Net cash used in operating activities	(4,105,170)	(3,748,258)

Cash flows from investing activities:
Purchase of U.S. government securities	(58,644,919)	(112,308,457)
Sale of U.S. government securities	70,746,244	123,988,254
Investments in affiliated portfolio companies	(7,489,948)	(6,561,959)
Investments in unaffiliated portfolio companies	(2,177,123)	(973,915)
Proceeds from conversion of bridge note	1,356	0
Proceeds from sale of investments	407,543	7,365
Purchase of fixed assets	(84,212)	(1,313)

Net cash provided by investing activities	2,758,941	4,149,975

Cash flows from financing activities:
Proceeds from stock option exercises	39,795	401,944
Payment of offering costs	(48,928)	0
Net cash (used in) provided by financing activities	(9,133)	401,944

Net decrease in cash:
Cash at beginning of the period	1,611,465	692,309
Cash at end of the period.	256,103	1,495,970

Net (decrease) increase in cash	$(1,355,362)	$803,661

Supplemental disclosures of cash flow information:
Income taxes paid	$4,431	$2,179

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended	Year Ended
	September 30, 2010	December 31, 2009
	(Unaudited)
Changes in net assets from operations:

Net operating loss	$(5,835,491)	$(8,761,215)
Net realized loss on investments	(3,549,586)	(11,105,577)
Net decrease in unrealized depreciation
on investments as a result of sales	3,358,871	11,090,579
Net decrease in unrealized depreciation
on investments held	9,410,857	8,627,748

Net increase (decrease) in net assets resulting
from operations	3,384,651	(148,465)

Changes in net assets from capital
stock transactions:

Issuance of common stock upon the
exercise of stock options	106	1,125
Issuance of common stock on offering	0	48,875
Additional paid-in capital on common
stock issued and options exercised	(9,239)	21,636,090
Stock-based compensation expense	1,746,734	3,089,520

Net increase in net assets resulting from
capital stock transactions	1,737,601	24,775,610

Net increase in net assets	5,122,252	24,627,145

Net assets:

Beginning of the period	134,158,258	109,531,113

End of the period	$139,280,510	$134,158,258

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2010 (Unaudited)

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Unaffiliated Companies (3)(4) – 34.0% of
net assets at value

Private Placement Portfolio (Illiquid) – 34.0% of net assets at value

BioVex Group, Inc. (5)(6)(7)(8) -- Developing novel		Healthcare/
biologics for treatment of cancer and infectious disease		Biotech
Series E Convertible Preferred Stock	(M)		2,799,552	$1,303,583
Series G Convertible Preferred Stock	(M)		6,964,034	1,462,448
Warrants for Series G Convertible Preferred
Stock expiring 11/5/16	( I )		285,427	21,407
				2,787,438

Bridgelux, Inc. (5)(6) -- Manufacturing high-power light		Cleantech
emitting diodes (LEDs) and arrays
Series B Convertible Preferred Stock	(M)		1,861,504	1,759,121
Series C Convertible Preferred Stock	(M)		2,130,699	2,013,511
Series D Convertible Preferred Stock	(M)		999,999	944,998
Warrants for Series C Convertible Preferred
Stock expiring 12/31/14	( I )		163,900	91,128
Warrants for Series D Convertible Preferred
Stock expiring 8/26/14	( I )		166,665	64,833
				4,873,591

Cobalt Technologies, Inc. (5)(6)(7)(9) -- Developing processes for		Cleantech
making biobutanol through biomass fermentation
Series C Convertible Preferred Stock	(M)		352,112	375,000

Ensemble Therapeutics Corporation (5)(6)(10) -- Developing DNA-		Healthcare/
Programmed ChemistryTM for the discovery of new classes of		Biotech
therapeutics
Series B Convertible Preferred Stock	(M)		1,449,275	2,000,000
Unsecured Convertible Bridge Notes (including interest)	(M)		$299,169	343,473
				2,343,473

GEO Semiconductor Inc. (7)(13) -- Developing programmable,		Electronics/
high-performance video and geometry processing solutions		Semi-
Participation Agreement with Montage Capital relating		conductors
to the following assets:
Senior Secured Debt, 13.75%, maturing on 06/30/12	( I )		$500,000	443,600
Warrants for Series A Preferred Stock expiring on 09/17/17	( I )		100,000	46,800
				490,400

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2010 (Unaudited)

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Unaffiliated Companies (3)(4) – 34.0% of
net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 34.0% of net assets at value (Cont.)

		Electronics/
Molecular Imprints, Inc. (5)(6) -- Manufacturing nanoimprint		Semi-
lithography capital equipment		conductors
Series B Convertible Preferred Stock	(M)		1,333,333	$2,000,000
Series C Convertible Preferred Stock	(M)		1,250,000	1,875,000
Warrants for Series C Convertible Preferred
Stock expiring 12/31/11	( I )		125,000	69,875
				3,944,875

Nanosys, Inc. (5)(6) -- Developing inorganic nanowires and		Cleantech
quantum dots for use in batteries and LED-backlit devices
Series C Convertible Preferred Stock	(M)		803,428	1,021,835
Series D Convertible Preferred Stock	(M)		1,016,950	1,382,573
Series E Convertible Preferred Stock	(M)		433,688	496,573
				2,900,981

		Electronics/
Nantero, Inc. (5)(6)(7) -- Developing a high-density, nonvolatile,		Semi-
random access memory chip, enabled by carbon nanotubes		conductors
Series A Convertible Preferred Stock	(M)		345,070	1,046,908
Series B Convertible Preferred Stock	(M)		207,051	628,172
Series C Convertible Preferred Stock	(M)		188,315	571,329
				2,246,409

NeoPhotonics Corporation (5)(6) -- Developing and manufacturing		Other
optical devices and components
Common Stock	(M)		1,130,440	931,483
Series 1 Convertible Preferred Stock	(M)		1,831,256	1,508,955
Series 2 Convertible Preferred Stock	(M)		741,898	611,324
Series 3 Convertible Preferred Stock	(M)		2,750,000	2,266,000
Series X Convertible Preferred Stock	(M)		8,923	1,427,680
				6,745,442

Polatis, Inc. (5)(6)(7) -- Developing MEMS-based optical		Other
networking components
Common Stock	(M)		16,438	0
Series A-1 Convertible Preferred Stock	(M)		16,775	0
Series A-2 Convertible Preferred Stock	(M)		71,611	0
Series A-4 Convertible Preferred Stock	(M)		4,774	0
				0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2010 (Unaudited)

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Unaffiliated Companies (3)(4) – 34.0% of
net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 34.0% of net assets at value (Cont.)

PolyRemedy, Inc. (5)(6)(7) -- Developing a platform for		Healthcare/
producing and tracking the use of wound treatment patches		Biotech
Series B-1 Convertible Preferred Stock	(M)		287,647	$23,466
Series B-2 Convertible Preferred Stock	(M)		676,147	30,427
				53,893

Siluria Technologies, Inc. (5)(6)(7) -- Developing nanomaterials		Cleantech
for manufacturing of chemicals
Series S-2 Convertible Preferred Stock	(M)		612,061	204,000

Solazyme, Inc. (5)(6)(7) -- Developing algal biodiesel, industrial		Cleantech
chemicals and specialty ingredients using synthetic biology
Series A Convertible Preferred Stock	(M)		988,204	8,750,744
Series B Convertible Preferred Stock	(M)		495,246	4,385,502
Series C Convertible Preferred Stock	(M)		651,309	5,767,471
Series D Convertible Preferred Stock	(M)		169,390	1,499,991
				20,403,708

TetraVitae Bioscience, Inc. (5)(6)(7)(11) -- Developing methods		Cleantech
of producing alternative chemicals and fuels through biomass fermentation
Series B Convertible Preferred Stock	(M)		118,804	0

Total Unaffiliated Private Placement Portfolio (cost: $37,470,081)				$47,369,210

Total Investments in Unaffiliated Companies (cost: $37,470,081)				$47,369,210

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2010 (Unaudited)

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Non-Controlled Affiliated Companies (3)(12) –
29.4% of net assets at value

Private Placement Portfolio (Illiquid) – 29.4% of net assets at value

ABS Materials, Inc. (5)(7)(13) -- Developing nano-structured		Cleantech
absorbent materials for environmental remediation and for the petroleum industry
Series A Convertible Preferred Stock	(M)		375,000	$375,000

		Electronics/
Adesto Technologies Corporation (5)(6)(7) -- Developing low-power,		Semi-
high-performance memory devices		conductors
Series A Convertible Preferred Stock	(M)		6,547,619	2,420,000
Series B Convertible Preferred Stock	(M)		5,952,381	2,200,000
				4,620,000
		Electronics/
Cambrios Technologies Corporation (5)(6)(7) – Developing		Semi-
nanowire-enabled electronic materials for the display industry		conductors
Series B Convertible Preferred Stock	(M)		1,294,025	647,013
Series C Convertible Preferred Stock	(M)		1,300,000	650,000
Series D Convertible Preferred Stock	(M)		515,756	257,878
				1,554,891

Contour Energy Systems, Inc. (5)(6)(7)(14) -- Developing batteries using		Cleantech
nanostructured materials
Series A Convertible Preferred Stock	(M)		2,565,798	2,822,378
Series B Convertible Preferred Stock	(M)		812,500	1,300,000
				4,122,378

Crystal IS, Inc. (5)(6) -- Developing single-crystal		Cleantech
aluminum nitride substrates for light-emitting diodes
Common Stock	(M)		3,994,468	0
Warrants for Series A-1 Preferred Stock expiring 05/05/13	( I )		15,231	0
Warrants for Series A-1 Preferred Stock expiring 05/12/13	( I )		2,350	0
Warrants for Series A-1 Preferred Stock expiring 08/08/13	( I )		4,396	0
				0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2010 (Unaudited)

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Non-Controlled Affiliated Companies (3)(12) –
29.4% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 29.4% of net assets at value (Cont.)

		Electronics/
D-Wave Systems, Inc. (5)(6)(7)(15) -- Developing high-		Semi-
performance quantum computing systems		conductors
Series B Convertible Preferred Stock	(M)		1,144,869	$1,232,451
Series C Convertible Preferred Stock	(M)		450,450	484,909
Series D Convertible Preferred Stock	(M)		1,533,395	1,650,700
Unsecured Convertible Bridge Note (including interest)	(M)		$580,257	612,070
Warrants for Common Stock expiring 06/30/15	( I )		153,890	73,713
				4,053,843

Enumeral Technologies, Inc. (5)(6)(7) -- Developing therapeutics		Healthcare/
and diagnostics through functional assaying of single cells		Biotech
Unsecured Convertible Bridge Note (including interest)	(M)		$250,000	265,452

Innovalight, Inc. (5)(6)(7) -- Developing silicon-based		Cleantech
nanomaterials for use in the solar energy industry
Series B Convertible Preferred Stock	(M)		16,666,666	2,227,333
Series C Convertible Preferred Stock	(M)		5,810,577	957,378
Series D Convertible Preferred Stock	(M)		4,046,974	540,838
				3,725,549

		Electronics/
Kovio, Inc. (5)(6) -- Developing semiconductor products		Semi-
using printed electronics and thin-film technologies		conductors
Series A' Convertible Preferred Stock	(M)		2,686,225	1,343,113

Mersana Therapeutics, Inc. (5)(6)(7)(16) -- Developing treatments for		Healthcare/
cancer based on novel drug delivery polymers		Biotech
Series A Convertible Preferred Stock	(M)		68,451	136,902
Series B Convertible Preferred Stock	(M)		866,500	1,733,000
Unsecured Convertible Bridge Notes (including interest)	(M)		$821,975	940,231
Warrants for Series B Convertible Preferred
Stock expiring 10/21/10	( I )		91,625	19,150
				2,829,283

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2010 (Unaudited)

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Non-Controlled Affiliated Companies (3)(12) –
29.4% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 29.4% of net assets at value (Cont.)

Metabolon, Inc. (5)(6) -- Developing service and diagnostic		Healthcare/
products through the use of a metabolomics, or biochemical,		Biotech
profiling platform
Series B Convertible Preferred Stock	(M)		371,739	$1,087,608
Series B-1 Convertible Preferred Stock	(M)		148,696	435,043
Series C Convertible Preferred Stock	(M)		1,000,000	1,000,000
Warrants for Series B-1 Convertible Preferred
Stock expiring 3/25/15	( I )		74,348	100,084
				2,622,735

Nextreme Thermal Solutions, Inc. (5)(6) -- Developing thin-film		Cleantech
thermoelectric devices for cooling and energy conversion
Series A Convertible Preferred Stock	(M)		17,500	437,500
Series B Convertible Preferred Stock	(M)		4,870,244	663,814
				1,101,314

Questech Corporation (5)(6) -- Manufacturing and marketing		Other
proprietary metal and stone products for home decoration
Common Stock	(M)		655,454	469,961

		Electronics/
SiOnyx, Inc. (5)(6)(7) -- Developing silicon-based optoelectronic		Semi-
products enabled by its proprietary Black Silicon		conductors
Series A Convertible Preferred Stock	(M)		233,499	160,367
Series A-1 Convertible Preferred Stock	(M)		2,966,667	2,037,507
Series A-2 Convertible Preferred Stock	(M)		4,207,537	2,889,736
Series B-1 Convertible Preferred Stock	(M)		1,892,836	1,300,000
Warrants for Series B-1 Convertible Preferred
Stock expiring 2/23/17	( I )		247,350	141,732
				6,529,342

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2010 (Unaudited)

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Non-Controlled Affiliated Companies (3)(12) –
29.4% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 29.4% of net assets at value (Cont.)

Xradia, Inc. (5)(6) -- Designing, manufacturing and selling ultra-high		Other
resolution 3D x-ray microscopes and fluorescence imaging systems
Series D Convertible Preferred Stock	(M)		3,121,099	$7,365,794

Total Non-Controlled Private Placement Portfolio (cost: $51,536,674)				$40,978,655

Total Investments in Non-Controlled Affiliated Companies (cost: $51,536,674)				$40,978,655

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2010 (Unaudited)

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Controlled Affiliated Companies (3)(17) –
6.1% of net assets at value

Private Placement Portfolio (Illiquid) – 6.1% of
net assets at value

Ancora Pharmaceuticals Inc. (5)(6)(7) -- Developing synthetic		Healthcare/
carbohydrates for pharmaceutical applications		Biotech
Series B Convertible Preferred Stock	(M)		1,663,808	$17,374
Series C Convertible Preferred Stock	(M)		2,066,051	1,239,632
Secured Convertible Bridge Notes (including interest)	(M)		$1,500,000	1,554,948
				2,811,954

Laser Light Engines, Inc. (5)(6)(7) -- Manufacturing solid-state light		Cleantech
sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	(M)		7,499,062	2,000,000
Series B Convertible Preferred Stock	(M)		13,571,848	3,619,610
				5,619,610

Total Controlled Private Placement Portfolio (cost: $9,380,567)				$8,431,564

Total Investments in Controlled Affiliated Companies (cost: $9,380,567)				$8,431,564

Total Private Placement Portfolio (cost: $98,387,322)				$96,779,429

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2010 (Unaudited)

	Method of	Shares/
	Valuation (1)	Principal	Value

U.S. Government Securities (18) – 31.5% of net assets at value

U.S. Treasury Bill -- due date 10/07/10	(M)	$5,600,000	$5,599,888
U.S. Treasury Bill -- due date 01/13/11	(M)	38,275,000	38,260,456

Total Investments in U.S. Government Securities (cost: $43,861,592)			$43,860,344

Total Investments (cost: $142,248,914)			$140,639,773

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2010 (Unaudited)

Notes to Consolidated Schedule of Investments

(1)	See Footnote to Consolidated Schedule of Investments on page 28 for a description of the Valuation Procedures.

(2)
We classify Cleantech companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials using nanotechnology-enabled solutions.  We classify Electronics/Semiconductors companies as those that use nanotechnology to address problems in electronics-related industries, including semiconductors.  We classify Healthcare/Biotech companies as those that use nanotechnology to address problems in healthcare-related industries, including biotechnology, pharmaceuticals and medical devices.  We use the term “Other” for companies that operate primarily in industries other than those within Cleantech, Electronics/Semiconductors and Healthcare/Biotech.  These industries include photonics, metrology, test and measurement, materials, mining, decorative products and personal care products.

(3)
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

(4)
The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $37,470,081.  The gross unrealized appreciation based on the tax cost for these securities is $16,674,553. The gross unrealized depreciation based on the tax cost for these securities is $6,775,424.

(5)	We are subject to legal restrictions on the sale of this investment.

(6)	Represents a non-income producing security. Investments that have not paid dividends or interest within the last 12 months are considered to be non-income producing.

(7)
These investments are development-stage companies.  A development-stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations, or it has commenced such operations but has not realized significant revenue from them.

(8)
With our purchase of Series E Convertible Preferred Stock of BioVex, we received a warrant to purchase a number of shares of common stock of BioVex as determined by dividing 624,999.99 by the price per share at which the common stock is offered and sold to the public in connection with the initial public offering (IPO).  The ability to exercise this warrant is therefore contingent on BioVex completing successfully an IPO before the expiration date of the warrant on September 27, 2012.  The exercise price of this warrant shall be 110 percent of the IPO price.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2010 (Unaudited)

(9)	Cobalt Technologies, Inc., also does business as Cobalt Biofuels.

(10)
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

(12)
The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $51,536,674.  The gross unrealized appreciation based on the tax cost for these securities is $6,024,080.  The gross unrealized depreciation based on the tax cost for these securities is $16,582,099.

(13)	Initial investment was made during 2010.

(14)	On February 28, 2008, Lifco, Inc., merged with CFX Battery, Inc. The surviving entity was CFX Battery, Inc. On February 24, 2010, CFX Battery, Inc., changed its name to Contour Energy Systems, Inc.

(15)
D-Wave Systems, Inc., is located and is doing business primarily in Canada.   We invested in D-Wave Systems, Inc., through D-Wave USA, a Delaware company.  Our investment is denominated in Canadian dollars and is subject to foreign currency translation.  See Note 3. Summary of Significant Accounting Policies.

(16)	Warrants expired unexercised subsequent to September 30, 2010.

(17)
The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $9,380,567.  The gross unrealized appreciation based on the tax cost for these securities is $523,808.  The gross unrealized depreciation based on the tax cost for these securities is $1,472,811.

(18)
The aggregate cost for federal income tax purposes of our U.S. government securities is $43,861,592.  The gross unrealized appreciation on the tax cost for these securities is $0.  The gross unrealized depreciation on the tax cost of these securities is $1,248.

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

2.
Not Readily Marketable:  Long-term fixed-income securities for which market quotations are not readily available are fair valued using the income approach.  The factors that may be considered when valuing these types of securities by the income approach include:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  THE COMPANY

Harris & Harris Group, Inc. (the "Company," "us," "our" and "we"), is a venture capital company operating as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act") that specializes in making investments in companies commercializing and integrating products enabled by nanotechnology and microsystems.  We operate as an internally managed company whereby our officers and employees, under the general supervision of our Board of Directors, conduct our operations.

Harris & Harris Enterprises, Inc.SM, is a 100 percent wholly owned subsidiary of the Company.  Harris & Harris Enterprises, Inc., is a partner in Harris Partners I, L.P. SM, and is taxed under Subchapter C of the Code (a "C Corporation").  Harris Partners I, L.P, is a limited partnership and, from time to time, may be used to hold certain interests in portfolio companies.  The partners of Harris Partners I, L.P., are Harris & Harris Enterprises, Inc., (sole general partner) and Harris & Harris Group, Inc. (sole limited partner).  Harris & Harris Enterprises, Inc., pays taxes on any non-passive investment income generated by Harris Partners I, L.P.  For the period ended September 30, 2010, there was no non-passive investment income generated by Harris Partners I, L.P.  The Company consolidates the results of its subsidiaries for financial reporting purposes.

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

Portfolio Investment Valuations.  Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission ("SEC") and in accordance with GAAP.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets.  (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.")  At September 30, 2010, our financial statements include privately held venture capital investments valued at $96,779,429.  The fair values of our private venture capital investments were determined in good faith by, or under the direction, of the Board of Directors.  Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated.  The difference could be material.

Foreign Currency Translation.  The accounting records of the Company are maintained in U.S. dollars.  All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation.  For the nine months ended September 30, 2010, included in the net decrease in unrealized depreciation on investments was a $46,860 unrealized gain resulting from foreign currency translation.

Securities Transactions.  Securities transactions are accounted for on the date the transaction for the purchase or sale of the securities is entered into by the Company (i.e., trade date).

Interest Income Recognition.  Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis.  When securities are determined to be non-income producing, the Company ceases accruing interest and writes off any previously accrued interest.  During the three months and nine months ended September 30, 2010, the Company earned $15,327 and $38,161, respectively, in interest on U.S. government securities, participation agreements and interest-bearing accounts.  During the three months and nine months ended September 30, 2010, the Company recorded $118,770 and $292,217, respectively, of bridge note interest.

Loan Origination Fees.   Upfront loan origination fees received in connection with investments are capitalized.  The unearned fee income is accreted into income based on the effective interest method over the life of the investment.

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

Stock-Based Compensation.  The Company has a stock-based employee compensation plan.  The Company accounts for the Harris & Harris Group, Inc. 2006 Equity Incentive Plan (the "Stock Plan") by determining the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, and records these amounts as an expense in the Consolidated Statements of Operations over the vesting period with a corresponding increase to our additional paid-in capital.  At September 30, 2010, and December 31, 2009, the increase to our operating expenses was offset by the increase to our additional paid-in capital, resulting in no net impact to our NAV.  Additionally, the Company does not record the tax benefits associated with the expensing of stock options, because the Company currently intends to qualify as a RIC under Subchapter M of the Code.  The amount of non-cash, stock-based compensation expense recognized in the Consolidated Statements of Operations is based on the fair value of the awards the Company expects to vest, recognized over the vesting period on a straight-line basis for each award, and adjusted for actual options vested and pre-vesting forfeitures.  The forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate and is accounted for in the current period and prospectively.  See "Note 6.  Stock-Based Compensation" for further discussion.

Income Taxes.  As we intend to qualify as a RIC under Subchapter M of the Internal Revenue Code, the Company does not provide for income taxes.  The Company recognizes interest and penalties in income tax expense.

We pay federal, state and local income taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is a C corporation.  See "Note 7.  Income Taxes."

Restricted Funds.  At September 30, 2010, and December 31, 2009, we held $2,001 and $2,000, respectively, in restricted funds as a security deposit for a sublessor.

Property and Equipment.  Property and equipment are included in "Other Assets" and are carried at $371,084 and $69,528 at September 30, 2010, and December 31, 2009, respectively, representing cost, less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful lives of the premises and equipment.  We estimate the useful lives to be five to ten years for furniture and fixtures, three years for computer equipment, and ten years for leasehold improvements.

Rent expense.  Our lease at 1450 Broadway, New York, New York, commenced on January 21, 2010.  The lease expires on December 31, 2019.  The base rent is $36 per square foot with a 2.5 percent increase per year over the 10 years of the lease, subject to a full abatement of rent for four months and a rent credit for six months throughout the lease term.  Certain leasehold improvements were also paid for on our behalf by the landlord, the cost of which is accounted for as property and equipment and deferred rent in the accompanying Consolidated Statements of Assets and Liabilities.  These leasehold improvements are depreciated over the lease term.  We apply these rent abatements, credits and escalations on a straight-line basis in the determination of rent expense over the lease term.

Lease Termination Costs.  During the nine months ended September 30, 2010, we recognized a loss of $68,038 for costs associated with vacating our offices at 111 West 57th Street, New York, New York, prior to the end of our lease in April 2010.

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

We do not choose investments based on a strategy of diversification.  We also do not rebalance the portfolio should one of our portfolio companies increase in value substantially relative to the rest of the portfolio.  Therefore, the value of our portfolio may be more vulnerable to events affecting a single sector, industry or portfolio company and, therefore, subject to greater volatility than a company that follows a diversification strategy.  As of September 30, 2010, our largest ten investments by value accounted for approximately 71 percent of the value of our venture capital portfolio.  Our largest investment, by value, accounted for approximately 21 percent of our venture capital portfolio at September 30, 2010.

Because there is typically no public or readily ascertainable market for our interests in the small privately held companies in which we invest, the valuation of the equity, bridge note and participation agreement interests in that portion of our portfolio is determined in good faith by our Valuation Committee, comprised of all of the independent members of our Board of Directors, in accordance with our Valuation Procedures and is subject to significant estimates and judgments.  The determined value of our portfolio of equity interests, bridge notes and participation agreements may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests, bridge notes and participation agreements existed.  Any changes in valuation are recorded in our Consolidated Statements of Operations as "Net decrease (increase) in unrealized depreciation on investments."  Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.

NOTE 5.  INVESTMENTS

At September 30, 2010, our financial assets were categorized as follows in the fair value hierarchy:

		Fair Value Measurement at Reporting Date Using:

Description	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government Securities	$43,860,344	$43,860,344	$0	$0

Privately Held Portfolio Companies:
Preferred Stock	$90,589,489	$0	$0	$90,589,489
Bridge Notes	$3,716,174	$0	$0	$3,716,174
Common Stock	$1,401,444	$0	$0	$1,401,444
Warrants	$581,922	$0	$0	$581,922
Participation Agreement	$490,400			$490,400

Publicly Traded
Portfolio Companies:
Common Stock	$0	$0	$0	$0
Total	$140,639,773	$43,860,344	$0	$96,779,429

The following chart shows the components of change in the financial assets categorized as Level 3 for the three months ended September 30, 2010.

	Beginning Balance 7/1/2010	Total Realized Losses Included in Changes in Net Assets	Total Unrealized Gains (Losses) Included in Changes in Net Assets	Investments in Private Placements and Interest on Bridge Notes, Net	Disposals	Ending Balance 9/30/2010	Amount of Total Gains for the Period Included in Changes in Net Assets Attributable to the Change in Unrealized Gains or Losses Relating to Assets Still Held at the Reporting Date

Preferred Stock	$85,717,686	$(3,136,552)	$4,092,902	$3,915,453	$0	$90,589,489	$956,350

Bridge Notes	4,658,791	0	112,804	(1,055,420)	0	3,716,175	112,804

Common Stock	1,122,777	0	278,667	0	0	1,401,444	278,667

Warrants	540,743	0	(57,465)	98,643	0	581,921	(57,465)

Participation Agreement	0	0	10,052	480,348	0	490,400	10,052

Total	$92,039,997	$(3,136,552)	$4,436,960	$3,439,024	$0	$96,779,429	$1,300,408

The following chart shows the components of change in the financial assets categorized as Level 3 for the nine months ended September 30, 2010.

	Beginning Balance 1/1/2010	Total Realized Losses Included in Changes in Net Assets	Total Unrealized Gains (Losses) Included in Changes in Net Assets	Investments in Private Placements and Interest on Bridge Notes, Net	Disposals	Ending Balance 9/30/2010	Amount of Total Gains for the Period Included in Changes in Net Assets Attributable to the Change in Unrealized Gains or Losses Relating to Assets Still Held at the Reporting Date

Preferred Stock	$73,134,661	$(3,136,552)	$12,410,293	$8,181,087	$0	$90,589,489	$9,273,741

Bridge Notes	2,718,225	0	112,804	885,146	0	3,716,175	112,804

Common Stock	1,164,599	0	227,967	8,878	0	1,401,444	227,967

Warrants	779,601	(257,007)	(75,015)	134,342	0	581,921	(75,015)

Participation Agreement	0	0	10,052	480,348	0	490,400	10,052

Total	$77,797,086	$(3,393,559)	$12,686,101	$9,689,801	$0	$96,779,429	$9,549,549

At December 31, 2009, our financial assets were categorized as follows in the fair value hierarchy:

		Fair Value Measurement at Reporting Date Using:

Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government Securities	$55,947,581	$52,136,751	$3,810,830	$0

Privately Held Portfolio Companies:
Preferred Stock	$73,134,661	$0	$0	$73,134,661
Bridge Notes	$2,718,225	$0	$0	$2,718,225
Common Stock	$1,164,599	$0	$0	$1,164,599
Warrants	$779,601	$0	$0	$779,601
	$77,797,086
Publicly Traded
Portfolio Companies	$226,395	$226,395	$0	$0

Total	$133,971,062	$52,363,146	$3,810,830	$77,797,086

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

The assumptions used in the calculation of fair value of the NQSOs granted on March 18, 2010, and May 12, 2010, using the Black-Scholes-Merton model for the expected term was as follows:

							Weighted
		Number of Options	Expected	Expected	Expected	Risk-Free	Average Fair Value
Type of Award	Term	Granted	Term in Yrs	Volatility Factor	Dividend Yield	Interest Rates	Per Share

March 18, 2010 Non-qualified stock options	5 Years	150,000	3.50	63.1%	0%	1.77%	$2.20

May 12, 2010 Non-qualified stock options	5 Years	150,000	3.50	62.3%	0%	1.64%	$2.21

Total		300,000					$2.21

For the three months and nine months ended September 30, 2010, the Company recognized $531,795 and $1,746,734 of compensation expense in the Consolidated Statements of Operations.  As of September 30, 2010, there was approximately $4,956,008 of unrecognized compensation cost related to unvested stock option awards.  This cost is expected to be recognized over a weighted average period of approximately 1.5 years.

For the three months ended September 30, 2010, a total of 5,306 options were exercised for total proceeds to the Company of $19,898.  For the nine months ended September 30, 2010, a total of 10,612 options were exercised for total proceeds to the Company of $39,795.

A summary of the changes in outstanding stock options for the nine months ended September 30, 2010, is as follows:

				Weighted Average
		Weighted	Weighted Average	Remaining	Aggregate
		Average	Grant Date	Contractual	Intrinsic
	Shares	Exercise Price	Fair Value	Term (Yrs)	Value

Options Outstanding at January 1, 2010	4,184,503	$8.20	$4.79	6.24	$216,333

Granted	300,000	$4.80	$2.21	4.54

Exercised	(10,612)	$3.75	$1.29

Forfeited or Expired	(3,245)	$4.82	$2.24

Options Outstanding at September 30, 2010	4,470,646	$7.98	$4.63	5.44	$ 107,571

Options Exercisable at September 30, 2010	2,934,598	$8.61	$4.96	5.11	$ 107,571

Options Exercisable and Expected to be Exercisable at September 30, 2010	4,178,811	$8.05	$4.67	5.39	$ 107,571

The aggregate intrinsic value in the table above with respect to options outstanding, exercisable and expected to be exercisable, is calculated as the difference between the Company's closing stock price of $4.27 on the last trading day of the third quarter of 2010 and the exercise price, multiplied by the number of in-the-money options.  This amount represents the total pre-tax intrinsic value that would have been received by the option holders had all options been fully vested and all option holders exercised their awards on September 30, 2010.  The intrinsic value on the dates of exercise of 10,612 options exercised during the nine months ended September 30, 2010, was $8,521.

On June 2, 2010, the Company announced that its Compensation Committee has cancelled its previously scheduled meetings for the purpose of awarding stock options pursuant to the Stock Plan in 2010, and it will not award stock options for at least one year from the date of the announcement.  The Compensation Committee also decided that any future grants of options, if they occur, will not be awarded at a price below NAV per share.

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

For the nine months ended September 30, 2010, we paid $4,431 in state and local income and franchise taxes.  During the third quarter of 2010, we paid $1,799 in state franchise taxes.  At September 30, 2010, we had $0 accrued for federal, state and local taxes payable by the Company.

We pay federal, state and local taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is taxed as a C Corporation.  For the three months ended September 30, 2010, and 2009, our income tax expense (benefit) for Harris & Harris Enterprises, Inc., was $0 and $(2,960), respectively.  For the nine months ended September 30, 2010, and 2009, our income tax expense (benefit) for Harris & Harris Enterprises, Inc., was $2,527 and $(2,960), respectively.

NOTE 8.  CAPITAL TRANSACTIONS

On October 9, 2009, we closed a public follow-on offering of 4,887,500 shares of our common stock at a price of $4.75 per share to the public.  The net proceeds of this offering, after deducting underwriting discounts and offering costs of $2,000,413, were $21,215,212.

NOTE 9.  CHANGE IN NET ASSETS PER SHARE

The following table sets forth the computation of basic and diluted per share net (decreases) increases in net assets resulting from operations for the three months and nine months ended September 30, 2010, and September 30, 2009.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2010	2009	2010	2009

Numerator for (decrease) increase in net assets per share	$(454,032)	$(296,319)	$3,384,651	$(826,376)

Denominator for basic weighted average shares	30,866,399	25,866,983	30,863,616	25,862,070

Basic net (decrease) increase in net assets per share resulting from operations	$(0.01)	$(0.01)	$0.11	$(0.03)

Denominator for diluted weighted average shares	30,866,399	25,866,983	30,895,197	25,862,070

Diluted net (decrease) increase in net assets per share resulting from operations	$(0.01)	$(0.01)	$0.11	$(0.03)

For the nine months ended September 30, 2010, the calculation of net increase in net assets resulting from operations per diluted share includes 31,581 stock options from the March 2009 grant because such options were dilutive.  All other options granted in the period from June 2006 through May 2010 were anti-dilutive.  Stock options may be dilutive in future periods in which there is a net increase in net assets resulting from operations, or in the event that there are significant increases in the average stock price in the stock market or significant decreases in the amount of unrecognized compensation cost.

NOTE 10.  SUBSEQUENT EVENTS

On October 27, 2010, we made a $300,000 follow-on investment in a privately held tiny technology portfolio company.

HARRIS & HARRIS GROUP, INC. FINANCIAL HIGHLIGHTS (Unaudited)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2010	2009	2010	2009

Per Share Operating Performance

Net asset value per share, beginning
of period	$4.51	$4.27	$4.35	$4.24

Net operating (loss)*	(0.05)	(0.08)	(0.19)	(0.25)
Net realized (loss) on investments*(1)	(0.10)	(0.12)	(0.11)	(0.18)
Net decrease in unrealized
depreciation as a result of sales*(1)	0.10	0.12	0.11	0.18
Net decrease (increase) in unrealized
depreciation on investments held*	0.04	0.07	0.30	0.21
Total from investment operations*	(0.01)	(0.01)	0.11	(0.04)

Net increase as a result of stock-
based compensation expense*	0.01	0.03	0.05	0.09
Net increase as a result of proceeds
from exercise of options	0.00	0.01	0.00	0.01
Total increase from capital
stock transactions	0.01	0.04	0.05	0.10

Net asset value per share, end
of period	$4.51	$4.30	$4.51	$4.30
Stock price per share, end
of period	$4.27	$6.25	$4.27	$6.25
Total return based on stock price (2)	4.40%	7.20%	(6.56)%	58.23%

Supplemental Data:

Net assets, end of period	$139,280,510	$111,532,206	$139,280,510	$111,532,206

Ratio of expenses to average
net assets (2)	1.4%	2.1%	4.5%	5.9%

Ratio of net operating loss to
average net assets (2)	(1.3)%	(2.0)%	(4.3)%	(5.8)%

Number of shares outstanding,
end of period	30,870,205	25,966,758	30,870,205	25,966,758

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

The information contained in this section should be read in conjunction with the Company's unaudited September 30, 2010, Consolidated Financial Statements and the Company's audited 2009 Consolidated Financial Statements and notes thereto.

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

As of September 30, 2010, $96,779,429, or 68 percent, of our total assets at fair value consisted of privately held venture capital investments, net of unrealized depreciation of $1,607,893.  As of December 31, 2009, $77,797,086, or 57 percent, of our total assets at fair value consisted of privately held venture capital investments, net of unrealized depreciation of $14,293,994.

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

Additionally, we provide debt financing to privately held or publicly traded companies that are generating cash or have near-term visibility to reaching positive cash flow.  Credit remains extremely expensive or unavailable for even the strongest small privately held and publicly traded companies.  In addition to fees and monthly principal and interest payments, we may receive warrants in these investments. Providing venture debt enables us to generate near-term cash flow with a defined period for return on our investment.

With the lengthening time between investment and return on investment in privately held venture capital-backed companies, we seek to generate returns with greater frequency by also investing in publicly traded companies.  Some of these companies have revenue and some are generating positive cash flow.  Several of these companies are one to two years ahead of similar venture capital-funded, privately held companies but currently trade at a deep discount to the value of similar privately held companies.  We believe our time frame from investment to monetization of our investment in these publicly traded companies could be shorter than that of our privately held companies and that our domain expertise, combined with our venture capital skill-sets and deal structure know-how, provide important competitive advantages in this space.  Although currently we are focused primarily on investing in opportunities with market capitalizations below $50 million, we may invest in publicly traded companies with market capitalizations anywhere below $500 million.

Historical Investments

Since our investment in Otisville in 1983 through September 30, 2010, we have made a total of 89 venture capital investments.  We have exited 58 of these 89 investments, realizing total gross proceeds of $144,325,044 on our cumulative invested capital of $75,537,972.

In 1994, we invested in our first nanotechnology company, Nanophase Technologies Corporation.  Recognizing the potential of nanotechnology, we continued to monitor developments in the field.  From August 2001 through September 30, 2010, all 47 of our initial investments have been in companies commercializing or integrating products enabled by nanotechnology or microsystems.  From August 2001 through September 30, 2010, we have invested a total (before any subsequent write-ups, write-downs or dispositions) of $126,415,833 in these companies.  We currently have 31 companies in our portfolio, including one investment made prior to 2001.  At September 30, 2010, from first dollar in, the average and median holding periods for these 31 investments were 4.9 years and 4.5 years, respectively.  Historically, as measured from first dollar in to last dollar out, the average and median holding periods for the 58 investments we have exited were 3.9 years and 3.3 years, respectively.

Investment Pace

The following is a summary of our initial and follow-on investments in nanotechnology from January 1, 2006, to September 30, 2010.  We consider a "round led" to be a round where we were the new investor or the leader of a set of investors in an investee company.  Typically, but not always, the lead investor negotiates the price and terms of the deal with the investee company.

	2006	2007	2008	2009	Nine Months Ended September 30, 2010

Total Incremental Investments	$24,408,187	$20,595,161	$17,779,462	$12,334,051	$9,667,071

Investments in Equity and Convertible Bridge Notes in Privately Held Companies

No. of New Investments	6	7	4	1	1

No. of Follow-On Investment Rounds	14	20	25	27	22

No. of Rounds Led	7	3	4	5	4

Average Dollar Amount – Initial	$2,383,424	$1,086,441	$683,625	$250,000	$250,000

Average Dollar Amount – Follow-On	$721,974	$649,504	$601,799	$436,490	$394,027

Investments in Equity in Publicly Traded Companies

No. of New Investments(1)	0	0	0	1	1

No. of Follow-On Investment Rounds(1)	0	0	0	2	3

Average Dollar Amount – Initial	$0	$0	$0	$99,624	$99,957

Average Dollar Amount – Follow-On	$0	$0	$0	$99,602	$49,507

Investments in Non-Convertible Debt Securities

No. of New Investments	0	0	0	0	1

Average Dollar Amount	$0	$0	$0	$0	$500,000

(1) These investments in publicly traded companies were subsequently sold.  At September 30, 2010, we had no equity investments in publicly traded companies.

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

Involvement with Portfolio Companies

The 1940 Act requires that BDCs offer to "make available significant managerial assistance" to portfolio companies.  We are actively involved with our portfolio companies through membership on boards of directors, as observers to the boards of directors and/or through frequent communication with management.  As of September 30, 2010, we held at least a board seat or observer rights on 25 of our 31 portfolio companies (81 percent).

We may hold two or more board seats in early-stage portfolio companies or those in which we have significant ownership.  As of September 30, 2010, we held two board seats in Ancora Pharmaceuticals and Enumeral Technologies.  We may transition off of the board of directors to an observer role as our portfolio companies raise additional capital from new investors, as they mature or as they are able to attract independent members who have relevant industry experience and contacts.  We also typically step off the board of directors upon the completion of an IPO.

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

Commercialization of Nanotechnology by Our Portfolio Companies

Our nanotechnology investments have matured around three main industry clusters: cleantech (45.1 percent of our venture capital portfolio as of September 30, 2010); electronics, including semiconductors (25.6 percent of our venture capital portfolio as of September 30, 2010); and healthcare/biotechnology (14.2 percent of our venture capital portfolio as of September 30, 2010).  We call these three areas "Nanotech for CleantechSM," "Nanotech for ElectronicsSM," and "Nanotech for HealthcareSM," respectively.  We have and may continue to make investments outside these industry areas, and we may not maintain these industry clusters or the weightings within these clusters.

HARRIS & HARRIS GROUP
PORTFOLIO AS OF SEPTEMBER 30, 2010

Cleantech (45.1%)

Solazyme
Laser Light Engines
Bridgelux
Contour Energy
Innovalight
Nanosys
Nextreme Thermal Solutions
ABS Materials
Cobalt Biofuels
Siluria Technologies
Crystal IS
TetraVitae Bioscience

Electronics and Semiconductors (25.6%)

SiOnyx
Adesto
D-Wave Systems
Molecular Imprints
Nantero
Cambrios
Kovio
GEO Semiconductor

Healthcare / Biotech (14.2%)

Mersana Therapeutics
BioVex Group
Ancora Pharmaceuticals
Metabolon
Ensemble Therapeutics
Enumeral Technologies
PolyRemedy

Other (15.1%)

Xradia
NeoPhotonics
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

MATURITY OF OUR PORTFOLIO COMPANIES
Level of Maturity
Value
$25,634,408
SiOnyx
Laser Light Engines
Adesto D-Wave Systems
Ancora Nextreme
Cobalt Enumeral
Siluria PolyRemedy
Tetravitae Crystal IS
$19,030,496
Innovalight
Contour Energy
Mersana
Ensemble Therapeutics
Nantero Cambrios
Kovio GEO Semiconductor
ABS Materials Polatis
$52,114,525
Solazyme
Xradia
NeoPhotonics
Bridgelux
Molecular Imprints
Nanosys
Metabolon
BioVex
Questech
Early Stage / Technology Risk
Mid Stage / Market Risk
Late Stage / Expansion Risk

* Portfolio companies and values as of September 30, 2010.

MATURITY OF OUR PORTFOLIO COMPANIES
Level of Maturity
Aggregate Value
Voting Ownership
< 5%
> 5%, < 25%
> 25%
$4,952,188
6
$12,250,656
4
$8,431,564
2
$5,080,282
4
$13,950,214
6
$-
$41,656,035
6
$10,458,490
3
$-
Early Stage / Technology Risk
Mid Stage / Market Risk
Late Stage / Expansion Risk

* Portfolio companies and values as of September 30, 2010.

We seek to create a portfolio of companies that enables consistent flows of potential exit events in multiple industry sectors that can be monetized as these companies mature.  We believe a portfolio of companies focused on a diverse set of industry clusters reduces the potential impact of cyclicality of any one cluster on the flow of potential exit events.  Our current portfolio is comprised of companies at varying stages of maturity in a diverse set of industry clusters.  As our portfolio companies mature, we seek to invest in new early and mid-stage companies that may mature into mid and late-stage companies.  This continuous progression creates a pipeline of investment maturities that may lead to more frequent exit events of our portfolio companies.  This pipeline is demonstrated by the distribution of our current portfolio companies by stage within each industry cluster.

We expect some of our portfolio companies to transition between stages of maturity over time.  This transition may be forward if the company is maturing and is successfully executing its business plan or may be backward if the company is not successfully executing its business plan or decides to change its business plan substantially from its original plan.  Transitions backward are commonly accompanied by an increase in non-performance risk, which reduces valuation.  We discuss non-performance risk and its implications on value below in the section titled Valuation of Investments.

From June 30, 2010, to September 30, 2010, we transitioned one company, Nanosys, Inc., from being classified as a mid-stage company to a late-stage company.  We classified our new portfolio company, GEO Semiconductor Inc., as a mid-stage company as of September 30, 2010.

We currently have 22 companies in our venture capital portfolio that generate revenues ranging from nominal to significant from commercial sales of products and/or services, from commercial partnerships and/or from government grants.

On April 15, 2010, NeoPhotonics Corporation filed a registration statement on Form S-1 to register its shares of common stock for an IPO.  We believe that in the next 6 to 12 months one or more of our other late-stage portfolio companies could take steps toward a filing of a registration statement on Form S-1 for an IPO.  There can be no assurance that these companies will successfully complete IPOs, and a variety of factors, including stock market and general business conditions, could lead them to terminate such IPOs.

During the third quarter of 2010, two of our privately held companies retained bankers to explore opportunities to sell those companies.  There can be no assurance that these companies will successfully complete a sale.  A variety of factors, including general business conditions, could lead them to terminate such efforts.

Current Business Environment

 The third quarter of 2010 concluded with the public markets increasing broadly in value, including the best performance in the month of September since 1939.  Amidst this improvement in the value of public equities, there were continued positive signs in the exit market for venture-backed companies with nine venture-backed companies managing to complete IPOs, up from two IPOs in the same quarter of 2009.  However, most companies that debuted on a public exchange either priced lower than expected, performed poorly once they debuted, or both.  The number of merger and acquisition ("M&A") transactions of venture-backed companies was up from the second quarter of 2010; however, the median amount paid for a venture-backed company in the most recent quarter was $27 million, almost three times less than the median sale price during the second quarter of 2010.  According to Dow Jones VentureSource, it took a median of 4.8 years and a median of $23 million for a venture-backed company to reach liquidity through M&A transactions in the third quarter of 2010.  This is 20 percent less time and 30 percent more capital than the same period last year.  Venture-backed companies that went public in the most recent quarter took a median of 6.7 years to achieve liquidity, 16 percent less time than the median in the third quarter of 2009.  The $51 million median amount of venture capital raised prior to liquidity (IPO or M&A) during the most recent quarter is 21 percent higher than the median in the third quarter of 2009. We expect that it may take significantly more time for the exit market for venture-backed companies to recover from the current economic turmoil than the public stock markets.  Additionally, any increase in volatility in the financial markets may impact opportunities for IPOs.

The venture capital industry’s 10-year performance stands at minus 4.2 percent as of June 30, 2010, a reversal from positive 35 percent as of December 31, 2008, according to Cambridge Associates LLC and the National Venture Capital Association.  U.S. venture firms raised $9.2 billion for 103 funds during the first three quarters, according to Dow Jones LP Source.  This amount is slightly more than the $8.9 billion raised for 105 funds during the same period in 2009.  Capital raised by early-stage funds fell 12 percent to $3.4 billion for 65 funds, while investment in later-stage funds, traditionally the smallest sector for fundraising, rose 71 percent as five funds raised $1.3 billion.  Venture fundraising for all of last year totaled $13.5 billion, the lowest since 2003.  These amounts of investment remain below those prior to the onset of the financial crisis in the third quarter of 2008.  We believe these data support our conclusion that the availability of capital for venture capital firms and venture-backed companies continues to be restricted.

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

Our overall goal remains unchanged, which is to maintain our leadership position in investing in nanotechnology and microsystems and to increase our NAV.  The current environment for venture capital financings favors those firms that have capital to invest regardless of the stage of the investee company.  We have not used leverage or debt financing when making equity and convertible debt investments; thus, we continue to finance our new and follow-on equity and convertible debt investments from our cash reserves, currently invested in U.S. treasury obligations.  We believe the turmoil of the venture capital industry and the current economic climate provide opportunities to invest this capital at historically low valuations in new and existing privately held and publicly traded companies of varying maturities.

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

In each of the years in the period 2006 through 2009, and for the nine months ended September 30, 2010, the Company recorded the following gross write-ups in privately held securities as a percentage of net assets at the beginning of the year ("BOY"), gross write-downs in privately held securities as a percentage of net assets at the beginning of the year, and change in value of privately held portfolio securities as a percentage of net assets at the beginning of the year.

	2006	2007	2008	2009	Nine Months Ended September 30, 2010

Net Asset Value, BOY	$117,987,742	$113,930,303	$138,363,344	$109,531,113	$134,158,258

Gross Write-Downs During Year	$(4,211,323)	$(7,810,794)	$(39,671,588)	$(12,845,574)	$(8,996,223)

Gross Write-Ups During Year	$279,363	$11,694,618	$820,559	$21,631,864	$18,545,772

Gross Write-Downs as a Percentage of Net Asset Value, BOY	-3.57%	-6.86%	-28.67%	-11.7%	-6.7%

Gross Write-Ups as a Percentage of Net Asset Value, BOY	0.24%	10.26%	0.59%	19.7%	13.8%

Net Change as a Percentage of Net Asset Value, BOY	-3.33%	3.40%	-28.08%	8.0%	7.1%

From December 31, 2009, to September 30, 2010, the value of our privately held venture capital portfolio increased by $18,982,343 from $77,797,086 to $96,779,429.  The table below indicates some of the inputs used to determine value of our privately held portfolio companies and the portion of the change in value, on a quarter over quarter basis, relevant to those inputs.  We note that our Valuation Committee takes into account multiple quantitative and qualitative inputs to ultimately determine the value of our privately held portfolio companies.

	Q2 2010 to Q3 2010	Q1 2010 to Q2 2010	Q4 2009 to Q1 2010	Q3 2009 to Q4 2009
Value of Privately Held Portfolio as of Previous Quarter	$92,039,997	$83,014,946	$77,797,086	$69,876,210
Value of Privately Held Portfolio as of Current Quarter	$96,779,429	$92,039,997	$83,014,946	$77,797,086

Examples of Inputs that Contribute to Changes in Value

Total New and Follow-On Investments	$3,320,255	$4,652,106	$1,426,580	$4,698,782
(+) Due to Terms of New Equity Rounds of Financing	$1,023,808	$11,564,433	$1,436,628	$5,229,990
(-) Due to Terms of New Equity Rounds of Financing	$0	$(280,649)	$0	$0
(+) Due to (+) in Values of Comparables	$1,407,773	$730,026	$2,151,404	$1,938,047
(-) Due to (-) in Values of Comparables	$0	$(1,618,341)	$0	$(6,313)
(+) Due to (-) in Non-Performance Risk	$53,893	$1,355,025	$2,511,106	$500,000
(-) Due to (+) in Non-Performance Risk	$(1,304,165)	$(7,172,178)	$(2,307,768)	$(4,795,765)
Other Factors(1)	$237,868	$(205,371)	$(90)	$356,135

Total Change in Value of Privately Held Portfolio from Quarter to Quarter	$4,739,432	$9,025,051	$5,217,860	$7,920,876

(1) Other factors include changes in accrued bridge note interest, currency fluctuations and the value of warrants.

The values of publicly traded comparables on September 30, 2010, were significant factors in determining the values of four of our 31 privately held portfolio companies.  One of these four companies is GEO Semiconductor Inc.  Our investment of $500,000 in GEO Semiconductor occurred through a participation agreement with Montage Capital, LLC, for pro rata ownership of a senior secured non-convertible debt security that included warrants for the purchase of preferred stock at a future date.  As part of this investment, we also received payment of a loan initiation fee.  Should we decide to sell this note and the warrants, the purchaser would not receive the loan initiation fee.  The difference between the amount invested in GEO Semiconductor and the value of our investment as of September 30, 2010, results primarily from the effect of this loan initiation fee on the calculation value by a discounted cash flow analysis.  With the information available to us as of September 30, 2010, we believe the investment will return its full amount of interest and principal under the terms of the investment.

The other three companies for which publicly traded comparables were significant factors in determining value increased in value for the three months ended September 30, 2010.  These four companies accounted for approximately $15.1 million of the total value of our venture capital portfolio as of September 30, 2010.  These values could differ materially if calculated on a different date due to changes in values and/or operating performance of the publicly traded comparables.

The values set by private equity financings that occurred during the third quarter of 2010, or that occurred during the fourth quarter of 2010, but reflect on value as of September 30, 2010, were significant inputs in determining the values of four of our 31 privately held portfolio companies.  These four companies accounted for approximately $29.1 million of the total value of our venture capital portfolio as of September 30, 2010.  The financings of three of these four portfolio companies included third-party independent investors and accounted for $28.9 million of the $29.1 million.  The financings of one of these four portfolio companies included only current investors and accounted for $0.2 million of the $29.1 million.  These values could differ materially in future quarters, particularly should these companies not execute on their business plans and become subject to discounts for non-performance risk or require additional capital that is available only at lower valuations than those of the most recent round of financing.

As part of the valuation process, we consider non-performance risk.  Non-performance risk is the risk that a portfolio company will be: (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation.  Our best estimate of the non-performance risk of our portfolio companies has been quantified and included in the valuation of the companies as of September 30, 2010.  In the future, as these companies receive terms for additional financings or are unable to receive additional financing and, therefore, proceed with sales or shutdowns of the business, we expect the contribution of the discount for non-performance risk to vary in importance in determining the values of our securities of these companies.  As of September 30, 2010, non-performance risk was a significant factor in determining the values of 11 of our 31 privately held portfolio companies.  These 11 companies accounted for approximately $23.9 million of the total value of our privately held venture capital portfolio.  We increased the non-performance risk, thereby decreasing the value, of two companies.  We decreased the non-performance risk, thereby increasing the value, of one company.  We maintained the same level of non-performance risk in eight companies.

As of September 30, 2010, our top ten investments by value accounted for approximately 71 percent of the value of our venture capital portfolio.  As of that date, we believe at least one of these ten companies will require capital by the end of 2010, and at least three of the remaining nine companies will require additional capital by the end of the third quarter of 2011.

Top Ten Investments by Value

Company Name	Value as of September 30, 2010	Cumulative % of Venture Capital Portfolio
Solazyme, Inc.	$20,403,708	21%
Xradia, Inc.	$7,365,794	29%
NeoPhotonics Corporation	$6,745,442	36%
Sionyx, Inc.	$6,529,342	42%
Laser Light Engines, Inc.	$5,619,610	48%
Bridgelux, Inc.	$4,873,591	53%
Adesto Technologies Corporation	$4,620,000	58%
Contour Energy Systems, Inc.	$4,122,378	62%
D-Wave Systems, Inc.	$4,053,843	66%
Molecular Imprints, Inc.	$3,944,875	71%

71 Percent of Value of Venture Capital Portfolio

The increase or decrease in the value of our venture capital investments does not affect the day-to-day operations of the Company, as we have no debt and fund our venture capital investments and daily operating expenses from interest earned and proceeds from the sales of our investments in U.S. government and agency obligations.  As of September 30, 2010, we held $43,860,344 in U.S. government obligations, and we had an additional $256,103 in cash.

Investment Objective

 Our principal objective is to achieve long-term capital appreciation by making venture capital investments.  Therefore, a significant portion of our current venture capital investment portfolio provides little or no income in the form of dividends or interest.  Current income is a secondary objective.  We are implementing a strategy that we believe will provide greater regularity and shorter time periods between realizations of capital gains on investments.  As part of this strategy, we are seeking to increase our current income by providing debt financing to privately held and publicly traded small companies.  We made our first debt investment that generates current income in the third quarter of 2010.  We seek to reach the point where future growth is financed through reinvestment of our capital gains from our venture capital investments and where current income offsets our annual expenses during periods of time between realizations of capital gains on our investments.

We currently earn interest income from fixed-income securities, including U.S. government and agency securities.  The amount of interest income we earn varies with the average balance of our fixed-income portfolio and the average yield on this portfolio.  In previous years, we have been able to generate substantial amounts of interest income from our holdings of U.S. treasury securities.  As of September 30, 2010, we held two short-duration U.S. treasury securities, yielding approximately 0.09 percent.  As of September 30, 2010, yields for 3-month, 6-month, and 12-month U.S. treasury securities were 0.16 percent, 0.19 percent and 0.27 percent, respectively.  With yields at this level, we expect to generate less interest income from U.S. government securities than in fiscal quarters and years prior to 2009.

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

Owing to the structure and objectives of our business, we generally expect to experience net operating losses and seek to generate increases in our net assets from operations through the long term appreciation of our venture capital investments.  Historically, we have relied on proceeds from sales of investments, rather than on investment income, to defray a significant portion of our operating expenses.  Because such sales are unpredictable, we attempt to maintain adequate working capital to provide for fiscal periods when there are no such sales.  We began efforts to generate additional current income in the third quarter of 2010 by making a venture debt investment.  Although we plan to continue to make investments in securities that produce current income, we do not believe these investments will reach an amount that would generate enough income to offset a significant portion of our operating expenses within the next 12 months.

Three months ended September 30, 2010, as compared with the three months ended September 30, 2009

In the three months ended September 30, 2010, and September 30, 2009, we had net decreases in net assets resulting from operations of $454,032 and $296,319, respectively.

Investment Income and Expenses:

We had net operating losses of $1,768,864 and $2,242,953 for the three months ended September 30, 2010, and September 30, 2009, respectively.  The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expense of $531,795 in 2010 and $1,013,608 in 2009 associated with the granting of stock options.  During the three months ended September 30, 2010, and 2009, total investment income was $140,445 and $105,677, respectively.  During the three months ended September 30, 2010, and 2009, total operating expenses were $1,909,309 and $2,348,630, respectively.

During the three months ended September 30, 2010, as compared with the same period in 2009, investment income increased, reflecting an increase in interest income from bridge notes and the participation agreement, offset by a decrease in our average holdings of U.S. government securities as well as a decrease in the average interest rates yielded by these securities.  The average yield on our U.S. government securities decreased from 0.3 percent for the three months ended September 30, 2009, to 0.1 percent for the three months ended September 30, 2010.  During the three months ended September 30, 2010, our average holdings of such securities were $44,971,268, as compared with $49,590,199 during the three months ended September 30, 2009.

Operating expenses, including non-cash, stock-based compensation expense, were $1,909,309 and $2,348,630 for the three months ended September 30, 2010, and September 30, 2009, respectively.  The decrease in operating expenses for the three months ended September 30, 2010, as compared with the three months ended September 30, 2009, was primarily owing to decreases in salaries, benefits and stock-based compensation expense, administration and operations expense, professional fees, directors' fees and expenses and custody fees, offset by an increase in rent expense.  Salaries, benefits and stock-based compensation decreased by $400,688, or 23.2 percent, through September 30, 2010, as compared with September 30, 2009, primarily as a result of a decrease in non-cash expense of $481,813 associated with the Harris & Harris Group, Inc. 2006 Equity Incentive Plan (the "Stock Plan"), offset by an increase in salaries and benefits owing primarily to an accrual for year-end employee bonuses of $59,750 and to an increase in salary of two of our employees.  While the non-cash, stock-based compensation expense for the Stock Plan increased our operating expenses by $531,795, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our NAV.  Administration and operations expense decreased by $23,822, or 10.6 percent, through September 30, 2010, as compared with September 30, 2009, primarily as a result of a decrease in our directors' and officers' liability insurance expense and decreases in the expenses related to the annual report and proxy.  Professional fees decreased by $54,299, or 28.4 percent, for the three months ended September 30, 2010, as compared with the same period in 2009, primarily as a result of a decrease in certain legal and accounting fees, offset by an increase in consulting fees.  Directors' fees and expenses decreased by $8,777, or 11.1 percent, through September 30, 2010, as compared with September 30, 2009, primarily as a result of one less meeting held during the quarter.  Custody fees decreased by $9,515, or 28.4 percent, for the three months ended September 30, 2010, as compared with the same period in 2009, owing to a higher accrual in the third quarter of 2009 for services provided by our new custodian, from the inception of the agreement in May 2009 to September 2009.  Rent expense increased by $57,262, or 71.9 percent, for the three months ended September 30, 2010, as compared with the same period in 2009.  Our rent expense of $136,879 for the three months ended September 30, 2010, includes $141,674 of rent paid in cash and $(4,795) of non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term.  Our rent paid in cash of $141,674 includes $47,094 of real estate tax escalation charges from 2003 to 2010 paid on our previous corporate headquarters located at 111 West 57 Street in New York City.

Realized Income and Losses from Investments:

During the three months ended September 30, 2010, and September 30, 2009, we realized net losses on investments of $3,136,863 and $3,176,125, respectively.

During the three months ended September 30, 2010, we realized net losses of $3,136,863, consisting primarily of a realized loss on our investment in NanoGram Corporation, of $3,136,552.  On July 11, 2010, NanoGram was acquired for an undisclosed amount.  Holders of common stock did not receive any proceeds from this transaction.

During the three months ended September 30, 2009, we realized net losses of $3,176,125, consisting of a realized loss of $3,176,125 on our investment in Nanomix, Inc.  During the third quarter of 2009, we received a payment of $4,115 for the sale of our interest in Nanomix, Inc.

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the three months ended September 30, 2010, net unrealized depreciation on total investments decreased by $4,453,494, or 73.5 percent, from net unrealized depreciation of $6,062,635 at June 30, 2010, to net unrealized depreciation of $1,609,141 at September 30, 2010.  During the three months ended September 30, 2009, net unrealized depreciation on total investments decreased by $5,119,897, or 17.6 percent, from net unrealized depreciation of $29,013,339 at June 30, 2009, to net unrealized depreciation of $23,893,442 at September 30, 2009.

During the three months ended September 30, 2010, net unrealized depreciation on our venture capital investments decreased by $4,436,960, from net unrealized depreciation of $6,044,853 at June 30, 2010, to net unrealized depreciation of $1,607,893 at September 30, 2010, owing primarily to increases in the valuations of the following investments held:

Investment	Amount of Write-Up

Bridgelux, Inc.	$10,594
D-Wave Systems, Inc.	73,713
GEO Semiconductor Inc.	10,052
Laser Light Engines, Inc.	1,023,808
NeoPhotonics Corporation	980,947
PolyRemedy, Inc.	53,893
Questech Corporation	106,840
Xradia, Inc.	312,110

The write-ups for the three months ended September 30, 2010, were partially offset by decreases in the valuations of the following investments held:

Investment	Amount of Write-Down

BioVex Group, Inc.	$3,134
Innovalight, Inc.	1,241,665
Mersana Therapeutics, Inc.	23,822
Metabolon, Inc.	6,678
Molecular Imprints, Inc.	8,125
SiOnyx, Inc.	1,731
TetraVitae Bioscience, Inc.	62,500

We had a decrease in unrealized depreciation for NanoGram Corporation of $3,136,552.  On July 11, 2010, NanoGram Corporation was acquired for an undisclosed amount.  Holders of common stock did not receive any proceeds from this transaction.

We had a decrease in unrealized depreciation owing to foreign currency translation of $76,106 on our investment in D-Wave Systems, Inc.

Unrealized depreciation on our U.S. government securities portfolio decreased from $17,782 at June 30, 2010, to $1,248 at September 30, 2010.

During the three months ended September 30, 2009, net unrealized depreciation on our venture capital investments decreased by $5,125,667, from net unrealized depreciation of $29,029,756 at June 30, 2009, to net unrealized depreciation of $23,904,089 at September 30, 2009, owing primarily to increases in the valuations of the following investments held:

Investment	Amount of Write-Up

Adesto Technologies Corporation	$1,320,000
BioVex Group, Inc.	350,867
BridgeLux, Inc.	997,091
Cambrios Technologies Corporation	519,567
CFX Battery, Inc.	812,383
NeoPhotonics Corporation	1,521,999
Questech Corporation	189,860
Xradia, Inc.	1,118,602

The write-ups for the three months ended September 30, 2009, were partially offset by decreases in the valuations of the following investments held:

Investment	Amount of Write-Down

Ancora Pharmaceuticals Inc.	$405,969
Cobalt Technologies, Inc.	187,499
Crystal IS, Inc.	440,543
Innovalight, Inc.	1,561,187
Kovio, Inc.	1,232,466
Laser Light Engines, Inc.	499,999
Mersana Therapeutics, Inc.	4,581
Metabolon, Inc.	4,963
Molecular Imprints, Inc.	7,000
NanoGram Corporation	735,902
Orthovita, Inc.	26,027

We also had a decrease to unrealized depreciation for Nanomix, Inc., of $3,180,240 owing to the sale of our investment in Nanomix, Inc.  We had an increase owing to foreign currency translation of $221,194 on our investment in D-Wave Systems, Inc.

Unrealized appreciation on our U.S. government securities portfolio decreased from $16,417 at June 30, 2009, to $10,647 at September 30, 2009.

Nine months ended September 30, 2010, as compared with the nine months ended September 30, 2009

In the nine months ended September 30, 2010, we had a net increase in net assets resulting from operations of $3,384,651.  In the nine months ended September 30, 2009, we had a net decrease in net assets resulting from operations of $826,376.

Investment Income and Expenses:

We had net operating losses of $5,835,491 and $6,340,103 for the nine months ended September 30, 2010, and September 30, 2009, respectively.  The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expense of $1,746,734 in 2010 and $2,425,525 in 2009 associated with the granting of stock options.  During the nine months ended September 30, 2010, and 2009, total investment income was $348,726 and $165,950, respectively.  During the nine months ended September 30, 2010, and 2009, total operating expenses were $6,184,217 and $6,506,053, respectively.

During the nine months ended September 30, 2010, as compared with the same period in 2009, investment income increased, reflecting an increase in interest income from bridge notes and the participation agreement, offset by a decrease in our average holdings of U.S. government securities as well as a substantial decrease in interest rates.  The average yield on our U.S. government securities decreased from 0.3 percent for the nine months ended September 30, 2009, to 0.09 percent for the nine months ended September 30, 2010.  During the nine months ended September 30, 2010, our average holdings of such securities were $49,440,025, as compared with $50,447,538 at September 30, 2009.

Operating expenses, including non-cash, stock-based compensation expense, were $6,184,217 and $6,506,053 for the nine months ended September 30, 2010, and September 30, 2009, respectively.  The decrease in operating expenses for the nine months ended September 30, 2010, as compared with the nine months ended September 30, 2009, was primarily owing to decreases in salaries, benefits and stock-based compensation expense, administration and operations expense, professional fees, and directors' fees and expenses, offset by an increase in rent expense and custody fees.  Salaries, benefits and stock-based compensation decreased by $439,828, or 9.5 percent, through September 30, 2010, as compared with September 30, 2009, primarily as a result of a decrease in non-cash expense of $678,791 associated with the Stock Plan, offset by an increase in salaries and benefits owing primarily to an accrual for year-end employee bonuses of $179,250 and to an increase in salary of two of our employees.  While the non-cash, stock-based compensation expense for the Stock Plan increased our operating expenses by $1,746,734, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our NAV.  Administration and operations expense decreased by $34,650, or 4.6 percent, through September 30, 2010, as compared with September 30, 2009, primarily as a result of a decrease in our directors' and officers' liability insurance expense and decreases in the expenses related to the annual report and proxy, offset by increases in the cost of non-employee related insurance, expenses associated with the relocation of our corporate headquarters in New York City and expenses associated with hosting "Meet the Portfolio" day on May 7, 2010.  Professional fees decreased by $1,605, or 0.3 percent, for the nine months ended September 30, 2010, as compared with the same period in 2009, primarily as a result of a decrease in accounting fees, offset by an increase in certain legal and consulting fees.  Directors' fees and expenses decreased by $1,465, or 0.6 percent, through September 30, 2010, as compared with September 30, 2009, primarily as a result of less meetings held during the period.  Rent expense increased by $66,561, or 28.1 percent, for the nine months ended September 30, 2010, as compared with the same period in 2009.  Our rent expense of $303,239 for the nine months ended September 30, 2010, includes $212,704 of rent paid in cash and $90,535 of non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term.  Our rent paid in cash of $212,704 includes $47,094 of real estate tax escalation charges from 2003 to 2010 paid on our previous corporate headquarters located at 111 West 57 Street in New York City.  For the nine months ended September 30, 2010, we had a loss of $68,038 as a result of abandoning our lease at our former office prior to the end of the lease term, which expired in April 2010. Custody fees increased by $20,543, or 39.9 percent, for the nine months ended September 30, 2010, as compared with the same period in 2009, owing to the higher fees charged by our new custodian, the Bank of New York Mellon, which has more expertise in working with investment companies.

Realized Income and Losses from Investments:

During the nine months ended September 30, 2010, we realized net losses on investments of $3,545,155, as compared with realized net losses on investments of $4,690,780 during the nine months ended September 30, 2009.

During the nine months ended September 30, 2010, we realized net losses of $3,545,155, consisting primarily of realized losses on a portion of our investment in Kovio, Inc., of $257,007, in NanoGram Corporation of $3,136,552, in Orthovita, Inc., of $167,300, and realized losses on the disposal of fixed assets, offset by realized gains on our investment in Satcon Technology Corporation of $14,320 and realized gains on the sale of U.S. government securities.

The realized loss on our investment in Kovio, Inc., was owing to the termination of a warrant.  The warrant was terminated pursuant to the terms of the Series A' financing which closed during the second quarter of 2010.

On July 11, 2010, NanoGram was acquired for an undisclosed amount.  Holders of common stock did not receive any proceeds from this transaction.

During the nine months ended September 30, 2010, we received a dividend payment of $13,218 representing our pro rata portion of the residual net proceeds from the liquidation of Optiva, Inc.  We had invested in Optiva during 2002, and in 2005, it began liquidation under an assignment for the benefit of creditors.  This sum represents the final payment from the liquidation.

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

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the nine months ended September 30, 2010, net unrealized depreciation on total investments decreased by $12,769,728, or 88.8 percent, from net unrealized depreciation of $14,378,869 at December 31, 2009, to net unrealized depreciation of $1,609,141 at September 30, 2010.  During the nine months ended September 30, 2009, net unrealized depreciation on total investments decreased by $10,203,754, or 29.9 percent, from net unrealized depreciation of $34,097,196 at December 31, 2008, to net unrealized depreciation of $23,893,442 at September 30, 2009.

During the nine months ended September 30, 2010, net unrealized depreciation on our venture capital investments decreased by $12,758,533, from net unrealized depreciation of $14,366,426 at December 31, 2009, to net unrealized depreciation of $1,607,893 at September 30, 2010, owing primarily to increases in the valuations of the following investments held:

Investment	Amount of Write-Up

BioVex Group, Inc.	$418,288
D-Wave Systems, Inc.	928,738
Ensemble Therapeutics Corporation	500,000
GEO Semiconductor Inc.	10,052
Laser Light Engines, Inc.	1,523,808
Mersana Therapeutics, Inc.	937,882
Metabolon, Inc.	62,957
NeoPhotonics Corporation	975,836
Questech Corporation	44,571
SiOnyx, Inc.	3,077,034
Solazyme, Inc.	8,149,698
Xradia, Inc.	1,642,579

The write-ups for the nine months ended September 30, 2010, were partially offset by decreases in the valuations of the following investments held:

Investment	Amount of Write-Down

Bridgelux, Inc.	$209,659
Innovalight, Inc.	1,241,665
Kovio, Inc.	1,750,165
Molecular Imprints, Inc.	2,031,249
Nanosys, Inc.	280,649
Nextreme Thermal Solutions, Inc.	3,303,943
PolyRemedy, Inc.	53,893
TetraVitae Bioscience, Inc.	125,000

We had a decrease in unrealized depreciation for Kovio, Inc., of $227,469 owing to the termination of a warrant.  The warrant was terminated pursuant to the terms of the Series A' financing which closed during the second quarter of 2010.

We had a decrease in unrealized depreciation for NanoGram Corporation of $3,136,552, which resulted from a realized loss on such investment during the period.  On July 11, 2010, NanoGram was acquired for an undisclosed amount.  Holders of common stock did not receive any proceeds from this transaction.

We had a decrease in unrealized depreciation for Orthovita, Inc., of $72,432 owing to the sale of its securities.

We had a decrease in unrealized depreciation owing to foreign currency translation of $46,860 on our investment in D-Wave Systems, Inc.

Unrealized depreciation on our U.S. government securities portfolio decreased from $12,443 at December 31, 2009, to $1,248 at September 30, 2010.

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

Financial Condition

September 30, 2010

At September 30, 2010, our total assets and net assets were $141,630,221 and $139,280,510, respectively.  At December 31, 2009, they were $136,109,101 and $134,158,258, respectively.

At September 30, 2010, NAV per share was $4.51, as compared with $4.35 at December 31, 2009.  At September 30, 2010, our shares outstanding increased to 30,870,205 from 30,859,593 at December 31, 2009.

Significant developments in the nine months ended September 30, 2010, included an increase in the holdings of our venture capital investments of $18,755,948 and a decrease in our holdings of U.S. government obligations and cash of $13,442,599.  The increase in the value of our venture capital investments from $78,023,481 at December 31, 2009, to $96,779,429 at September 30, 2010, resulted primarily from an increase in the net value of our venture capital investments of $9,211,992 and by three new and 25 follow-on investments of $9,667,071.  The decrease in the value of our U.S. government obligations and cash from $57,559,046 at December 31, 2009, to $44,116,447 at September 30, 2010, is primarily owing to the payment of cash for operating expenses of $4,165,824 and to new and follow-on venture capital investments totaling $9,667,071.

The following table is a summary of additions to our portfolio of venture capital investments made during the nine months ended September 30, 2010:

New Investments	Amount of Investment

ABS Materials, Inc.	$250,000
Satcon Technology Corporation	99,957
GEO Semiconductor Inc.	500,000

Follow-On Investments	Amount of Investment

ABS Materials, Inc.	$125,000
Ancora Pharmaceuticals Inc.	500,000
Ancora Pharmaceuticals Inc.	600,000
Ancora Pharmaceuticals Inc.	400,000
BioVex Group, Inc.	354,390
BioVex Group, Inc.	323,077
Bridgelux, Inc.	250,041
D-Wave Systems, Inc.	580,257
Kovio, Inc.	526,225
Laser Light Engines, Inc.	250,000
Laser Light Engines, Inc.	250,000
Laser Light Engines, Inc.	40,000
Laser Light Engines, Inc.	90,000
Laser Light Engines, Inc.	910,000
Mersana Therapeutics, Inc.	87,500
Mersana Therapeutics, Inc.	84,475
Nanosys, Inc.	496,573
NeoPhotonics Corporation	2,455
NeoPhotonics Corporation	2,109
Orthovita, Inc.	98,427
Satcon Technology Corporation	22,134
Satcon Technology Corporation	27,960
SiOnyx, Inc.	339,760
SiOnyx, Inc.	956,740
Solazyme, Inc.	1,499,991

Total	$9,667,071

The following tables summarize the values of our portfolios of venture capital investments and U.S. government obligations, as compared with their cost, at September 30, 2010, and December 31, 2009:

	September 30, 2010	December 31, 2009
Venture capital investments,
at cost	$98,387,322	$92,389,907
Net unrealized depreciation(1)	1,607,893	14,366,426
Venture capital investments,
at value	$96,779,429	$78,023,481

	September 30, 2010	December 31, 2009
U.S. government
obligations, at cost	$43,861,592	$55,960,024
Net unrealized depreciation(1)	1,248	12,443
U.S. government
obligations, at value	$43,860,344	$55,947,581

(1) At September 30, 2010, and December 31, 2009, the net accumulated unrealized depreciation on investments was $1,609,141 and $14,378,869, respectively.

Liquidity

Our liquidity and capital resources are generated and generally available through our cash holdings, interest earned on our investments on U.S. government securities, cash flows from the sales of U.S. government securities, proceeds from periodic follow-on equity offerings and realized capital gains retained for reinvestment.

We fund our day-to-day operations using interest earned and proceeds from the sales of our investments in U.S. government securities.  The increase or decrease in the valuations of our portfolio companies does not impact our daily liquidity.  At September 30, 2010, and December 31, 2009, we had no investments in money market mutual funds.  We have no debt outstanding, and, therefore, are not subject to credit agency downgrades.

As a venture capital company, it is critical that we have capital available to support our best companies until we have an opportunity for liquidity in our investments.  As such, we will continue to maintain a substantial amount of liquid capital on our balance sheet and will not put the company in a position where we must raise capital through additional equity financings to continue operations.  However, to complement our private portfolio investing, we seek to invest some of this capital in publicly traded companies and debt where we will have greater liquidity and more defined investment return timelines, respectively, than we currently have in our existing portfolio.  In addition, in the future, we may from time to time opt to borrow money to make investments, specifically in debt securities that generate cash flow and have a known timeframe for return on investment.

At September 30, 2010, and December 31, 2009, our total net primary liquidity was $44,150,472 and $57,642,233, respectively.  Our primary liquidity is comprised of our cash, U.S. government securities, receivables from unsettled trades, receivables from portfolio companies and interest receivables.  The decrease in our primary liquidity from December 31, 2009, to September 30, 2010, is primarily owing to the use of funds for investments and payment of net operating expenses.

At September 30, 2010, and December 31, 2009, our secondary liquidity was $0 and $226,395, respectively.  Our secondary liquidity consists of our publicly traded securities.  Although these companies are publicly traded, their stock may not trade at high volumes and prices can be volatile, which may restrict our ability to sell our positions at any given time.

Although we cannot predict future market conditions, we continue to believe that our current cash and U.S. government security holdings, our strategy to invest in more publicly traded companies and debt and our ability to adjust our investment pace will provide us with adequate liquidity to execute our current business strategy.

Except for a rights offering, we are also generally not able to issue and sell our common stock at a price below our NAV per share, exclusive of any distributing commission or discount, without shareholder approval.  As of September 30, 2010, our NAV per share was $4.51 per share and our closing market price was $4.27 per share.  We do not currently have shareholder approval to issue or sell shares below our NAV per share.

Capital Resources

On October 9, 2009, we completed the sale of 4,887,500 shares of our common stock at a price of $4.75 per share to the public for total gross proceeds of $23,215,625; net proceeds of this offering, after deducting underwriting discounts and offering costs of $2,000,413, were $21,215,212.  We intend to use, and have been using, the net proceeds of this offering to make new investments in nanotechnology, as well as for follow-on investments in our existing venture capital investments and for working capital.  Through September 30, 2010, we have used $19,429,844 of the net proceeds from this offering for these purposes.

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

Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the SEC and GAAP.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets.  (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.")  As of September 30, 2010, our financial statements include privately held venture capital investments valued at $96,779,429, the fair values of which were determined in good faith by, or under the direction of, the Board of Directors.  As of September 30, 2010, approximately 69.5 percent of our net assets represent investments in portfolio companies valued at fair value by the Board of Directors.

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

The difficult economic environment continues to make it extremely difficult for many companies to raise capital.  Moreover, the cost of capital has increased substantially.  Historically, difficult economic environments have resulted in weak companies not receiving financing and being subsequently closed down with a loss of investment to venture investors, and/or strong companies receiving financing but at significantly lower valuations than the preceding rounds, leading to very deep dilution for those who do not participate in the new rounds of investment.  Our best estimate of this non-performance risk has been quantified and included in the valuation of our portfolio companies as of September 30, 2010.

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

As of September 30, 2010, all of our privately held portfolio investments were classified as Level 3 in the hierarchy, indicating a high level of judgment required in their valuation.

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

Pension and Post-Retirement Benefit Plan Assumptions

The Company provides a Retiree Medical Benefit Plan for employees who meet certain eligibility requirements.  The Company also provides an Executive Mandatory Retirement Benefit Plan for certain individuals employed by us in a bona fide executive or high policy-making position.  Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability values related to our post-retirement benefit plans.  These factors include assumptions we make about the discount rate, the rate of increase in healthcare costs, and mortality, among others.

The discount rate reflects the current rate at which the post-retirement medical benefit and pension liabilities could be effectively settled considering the timing of expected payments for plan participants.  In estimating this rate, we consider the Citigroup Pension Liability Index in the determination of the appropriate discount rate assumptions.  The weighted average rate we utilized to measure our post retirement medical benefit obligation as of December 31, 2009, and to calculate our 2010 expense was 5.72 percent.  We used a discount rate of 5.75 percent to calculate our pension obligation for the Executive Mandatory Retirement Benefit Plan.

Recent Developments - Portfolio Companies

On October 27, 2010, we made a $300,000 follow-on investment in a privately held tiny technology portfolio company.

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

Interest Rate Risk

We generally also invest in both short and long-term U.S. government and agency securities.  To the extent that we invest in short and long-term U.S. government and agency securities, changes in interest rates result in changes in the value of these obligations that result in an increase or decrease of our NAV.  The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements,  and the quantity and duration of  long-term U.S. government and agency securities held by the Company, and it will vary from period to period.  If the average interest rate on U.S. government securities at September 30, 2010, were to increase by 25, 75 and 150 basis points, the average value of these securities held by us at September 30, 2010, would decrease by approximately $109,651, $328,953 and $657,905, respectively, and our NAV would decrease correspondingly.

In addition, market interest rates for high-yield corporate debt are an input in determining value of our investments in debt securities of privately held and publicly traded companies.  Significant changes in these market rates could affect the value of our debt securities as of the date of measurement of value.  Our investment income could be adversely affected should such debt securities include floating interest rates.  We do not currently have any investments in debt securities with floating interest rates.

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

Foreign Currency Risk

Most of our investments are denominated in U.S. dollars.  We currently have one investment denominated in Canadian dollars.  We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates.  The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates is $374,905 at September 30, 2010.

Item 4.  Controls and Procedures

(a)  Disclosure Controls and Procedures.  As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the 1934 Act).  Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures.  As of September 30, 2010, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

(b)   Changes in Internal Control Over Financial Reporting.   There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the third quarter of 2010 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3(i)
Certificate of Change of the Certificate of Incorporation of Harris & Harris Group, Inc., dated August 5, 2010, incorporated by reference as Exhibit 3 to Form 8-K (File No. 814-00176) filed on August 6, 2010.

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

Harris & Harris Group, Inc.

/s/  Daniel B. Wolfe
By:  Daniel B. Wolfe
Chief Financial Officer

/s/  Patricia N. Egan
By:  Patricia N. Egan
Chief Accounting Officer
and Vice President

Date: November 8, 2010

EXHIBIT INDEX

Exhibit No.	Description

31.01	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.