Form 10-K
period 2010-12-31
HARRIS & HARRIS GROUP INC /NY/
filed 2011-03-16
CIK 893739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐Yes      ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐Yes     ☑ No

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐Yes      ☑ No

The aggregate market value of the common stock held by non-affiliates of Registrant as of June 30, 2010 was $124,675,809 based on the last sale price as quoted by the Nasdaq Global Market on such date (only officers and directors are considered affiliates for this calculation).

As of March 15, 2011, the registrant had 30,941,139 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE	INCORPORATED AT

Harris & Harris Group, Inc. Proxy Statement for the	Part III, Items 10, 11,
2011 Annual Meeting of Shareholders	12, 13 and 14

PART I

Item 1.      Business.

Harris & Harris Group, Inc.® (the "Company," "us," "our," and "we"), is an internally managed venture capital company specializing in nanotechnology and microsystems that has elected to operate as a business development company ("BDC") under the Investment Company Act of 1940, which we refer to as the 1940 Act.  For tax purposes, we have elected to be a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986. Our primary investment objective is to achieve long-term capital appreciation by making venture capital investments.  Generation of current income is a secondary objective.  We define venture capital investments as the money and resources made available to privately held start-up firms and privately held and publicly traded small businesses with exceptional growth potential.  We incorporated under the laws of the state of New York in August 1981.  Our investment approach is comprised of a patient examination of available opportunities, thorough due diligence and close involvement with management.  As a venture capital company, we invest in and provide managerial assistance to our portfolio companies, many of which, in our opinion, have significant potential for growth.  We are overseen by our Board of Directors and managed by our officers and have no investment advisor.

We make venture capital investments exclusively in companies commercializing or integrating products enabled by nanotechnology or microsystems.  This investment focus is not a fundamental policy and accordingly may be changed without shareholder approval, although we intend to give shareholders at least 60 days' prior notice of any change in investment focus.

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

As of December 31, 2010, our venture capital portfolio comprised 71 percent of our total assets, our U.S. Treasury obligations and cash comprised 28 percent of our total assets, and other assets comprised the remaining one percent of our total assets.  As of December 31, 2010, we had no debt outstanding.

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

We expect to invest a substantial portion of our assets in securities that we consider to be private venture capital equity investments.  These private venture capital equity investments usually do not pay interest or dividends and usually are subject to legal or contractual restrictions on resale that may adversely affect the liquidity and marketability of such securities.  We expect to invest a minority portion of our assets in debt securities issued to us by privately held and publicly traded small businesses.  These investments usually pay interest and may include payment of fees and issuance of warrants for the purchase of equity securities at a future date.

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

Achievement of our investment objective is basically dependent upon the judgment of a team of four professional, full-time members of management, three of whom are designated as Managing Directors:  Douglas W. Jamison, Alexei A. Andreev and Daniel B. Wolfe, and a Vice President, Misti Ushio.  One of our directors, Lori D. Pressman, is also a consultant to us.  This team collectively has expertise in venture capital investing, intellectual property and nanotechnology. There can be no assurance that a suitable replacement could be found for any of our officers upon their retirement, resignation, inability to act on our behalf, or death.

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

We may own 100 percent of the securities of a start-up investment for a period of time and may control the company for a substantial period.  Start-up companies are more vulnerable to adverse business or economic developments than better capitalized companies.  Start-up businesses generally have limited product lines, markets and/or financial resources.  Start-up companies are not well-known to the investing public and are subject to general movements in markets, to perceptions of potential growth and to potential bankruptcy.

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

We may assist in raising additional capital for these companies from other potential investors and may subordinate our own investment to that of other investors.  We typically find it necessary or appropriate to provide additional capital of our own.  We may introduce these companies to potential joint venture partners, suppliers and customers.  In addition, we may assist in establishing relationships with investment bankers and other professionals.  We may also assist with mergers and acquisitions ("M&As").  We do not currently derive income from these companies for the performance of any of the above services.

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

Most of our current portfolio company investments are in the equity securities of private companies.  Investments in equity securities of private companies often involve securities that are restricted as to sale and cannot be sold in the open market without registration under the Securities Act of 1933 or pursuant to a specific exemption from these registrations.  Opportunities for sale are more limited than in the case of marketable securities, although these investments may be purchased at more advantageous prices and may offer attractive investment opportunities.  Even if one of our portfolio companies completes an initial public offering ("IPO"), we are typically subject to a lock-up agreement for 180 days, and the stock price may decline substantially before we are free to sell.

We may also invest in publicly traded securities of whatever nature, including relatively small, emerging growth companies that management believes have long-term growth potential.  These investments may be through open-market transactions or through private placements in publicly traded companies ("PIPEs").  Securities purchased in PIPE transactions are typically subject to a lock-up agreement for 180 days, or are issued as unregistered securities that are not freely available for six months.

Even if we have registration rights to make our investments in privately held and publicly traded companies more marketable, a considerable amount of time may elapse between a decision to sell or register the securities for sale and the time when we are able to sell the securities.  The prices obtainable upon sale may be adversely affected by market conditions or negative conditions affecting the issuer during the intervening time.  We may elect to hold formerly restricted securities after they have become freely marketable, either because they remain relatively illiquid or because we believe that they may appreciate in value, during which holding period they may decline in value and be especially volatile as unseasoned securities.  If we need funds for investment or working capital purposes, we might need to sell marketable securities at disadvantageous times or prices.

Debt Obligations

We may hold debt securities, including in privately held and thinly traded public companies, for income and as a reserve pending more speculative investments.  Debt obligations may include U.S. government and agency securities, commercial paper, bankers’ acceptances, receivables or other asset-based financing, notes, bonds, debentures, or other debt obligations of any nature and repurchase agreements related to these securities.  These obligations may have varying terms with respect to security or credit support, subordination, purchase price, interest payments and maturity from private, public or governmental issuers of any type located anywhere in the world.  We may invest in debt obligations of companies with operating histories that are unprofitable or marginally profitable, that have negative net worth or are involved in bankruptcy or reorganization proceedings, or that are start-up or development-stage entities.  In addition, we may participate in the acquisition or divestiture of companies or divisions of companies through issuance or receipt of debt obligations.  As of December 31, 2010, the debt obligations held in our portfolio consisted of convertible bridge notes, senior secured non-convertible debt through a participation agreement and U.S. Treasury securities.  The convertible bridge notes generally do not generate cash payments to us, nor are they held for that purpose.  Our convertible bridge notes and the interest accrued thereon are held for the purpose of potential conversion into equity at a future date.

Our investments in debt obligations may be of varying quality, including non-rated, unsecured, highly speculative debt investments with limited marketability.  Investments in lower-rated and non-rated securities, commonly referred to as "junk bonds," including our venture debt investments, are subject to special risks, including a greater risk of loss of principal and non-payment of interest.  Generally, lower-rated securities offer a higher return potential than higher-rated securities, but involve greater volatility of price and greater risk of loss of income and principal, including the possibility of default or bankruptcy of the issuers of these securities.  Lower-rated securities and comparable non-rated securities will likely have large uncertainties or major risk exposure to adverse conditions and are predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal in accordance with the terms of the obligation.  The occurrence of adverse conditions and uncertainties to issuers of lower-rated securities would likely reduce the value of lower-rated securities held by us, with a commensurate effect on the value of our shares.

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

Income from our investments in intellectual property or its development may take the form of participation in licensing or royalty income, fee income, or some other form of remuneration.  In order to satisfy RIC requirements, these investments will normally be held in an entity taxable as a corporation.  Investment in developmental intellectual property rights involves a high degree of risk that can result in the loss of our entire investment as well as additional risks, including uncertainties as to the valuation of an investment and potential difficulty in liquidating an investment.  Further, investments in intellectual property generally require investor patience, as investment return may be realized only after or over a long period.  At some point during the commercialization of a technology, our investment may be transformed into ownership of securities of a development-stage or start-up company, as discussed under "Venture Capital Investments" above.

Borrowing and Margin Transactions

We may from time to time borrow money or obtain credit by any lawful means from banks, lending institutions, other entities or individuals, in negotiated transactions.  We may issue, publicly or privately, bonds, debentures or notes, in series or otherwise, with interest rates and other terms and provisions, including conversion rights, on a secured or unsecured basis, for any purpose, up to the maximum amounts and percentages permitted for BDCs under the 1940 Act.  The 1940 Act currently prohibits us from borrowing any money or issuing any other senior securities (including preferred stock but excluding temporary borrowings of up to five percent of our assets), if after giving effect to the borrowing or issuance, the value of our total assets less liabilities not constituting senior securities would be less than 200 percent of our senior securities.  We may pledge assets to secure any borrowings.  As of December 31, 2010, we had no debt and have no current intention to issue preferred stock.

A primary purpose of our borrowing power is for leverage, to increase our ability to acquire venture debt investments both by acquiring larger positions and by acquiring more positions while maintaining a substantial balance of cash on our balance sheet.  As discussed in more detail below in Management's Discussion and Analysis of Financial Condition and Results of Operations, we believe we need a strong balance sheet to have access to the best deal flow.  Borrowings for leverage accentuate any increase or decrease in the market value of our investments and thus our net asset value.  Because any decline in the net asset value of our investments will be borne first by holders of common stock, the effect of leverage in a declining market would be a greater decrease in net asset value applicable to the common stock than if we were not leveraged.  Any decrease would likely be reflected in a decline in the market price of our common stock.  To the extent the income derived from assets acquired with borrowed funds exceeds the interest and other expenses associated with borrowing, our total income will be greater than if borrowings were not used. Conversely, if the income from assets is not sufficient to cover the borrowing costs, our total income will be less than if borrowings were not used.  If our current income is not sufficient to meet our borrowing costs (repayment of principal and interest), we might have to liquidate some or all of our investments when it may be disadvantageous to do so.  Our borrowings for the purpose of buying most liquid equity securities will be subject to the margin rules, which require excess liquid collateral marked to market daily.  If we are unable to post sufficient collateral, we will be required to sell securities to remain in compliance with the margin rules.  These sales might be at disadvantageous times or prices.

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

Competition

Numerous companies and individuals are engaged in the venture capital business, and such business is intensely competitive.  We believe the perpetual nature of our corporate structure enables us to be a better long-term partner for our portfolio companies than if we were organized as a traditional private equity fund that typically has a limited life.  We believe that we have invested in more nanotechnology-enabled companies than any venture capital firm and that we have assembled a team of investment professionals that have scientific and intellectual property expertise that is relevant to investing in nanotechnology.  Nevertheless, many of our competitors have significantly greater financial and other resources than we do and are, therefore, in certain respects, in a better position than we are to obtain access to attractive venture capital investments.  There can be no assurance that we will be able to compete against these venture capital businesses for attractive investments, particularly in capital-intensive companies.

Regulation

The Small Business Investment Incentive Act of 1980 added the provisions of the 1940 Act applicable only to BDCs.  BDCs are a special type of investment company.  After a company files its election to be treated as a BDC, it may not withdraw its election without first obtaining the approval of holders of a majority of its outstanding voting securities.  The following is a brief description of the 1940 Act provisions applicable to BDCs, qualified in its entirety by reference to the full text of the 1940 Act and the rules issued thereunder by the Securities and Exchange Commission ("SEC").

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

Except under certain conditions, we may sell our securities at a price that is below the prevailing net asset value per share only during the 12-month period after (i) a majority of our directors and our disinterested directors have determined that such sale would be in the best interest of us and our stockholders and (ii) the holders of a majority of our outstanding voting securities and the holders of a majority of our voting securities held by persons who are not affiliated persons of ours approve our ability to make such issuances.  A majority of the disinterested directors must determine in good faith that the price of the securities being sold is not less than a price which closely approximates the market value of the securities, less any distribution discount or commission.

Certain transactions involving certain closely related persons of the Company, including its directors, officers and employees, may require the prior approval of the SEC.  However, the 1940 Act ordinarily does not restrict transactions between us and our portfolio companies.

Subchapter M Status

We elected to be treated as a RIC, taxable under Subchapter M of the Internal Revenue Code of 1986 (the "Code"), for federal income tax purposes.  In general, a RIC is not taxable on its income or gains to the extent it distributes such income or gains to its shareholders.  In order to qualify as a RIC, we must, in general, (1) annually derive at least 90 percent of our gross income from dividends, interest and gains from the sale of securities and similar sources (the "Income Source Rule"); (2) quarterly meet certain investment asset diversification requirements; and (3) annually distribute at least 90 percent of our investment company taxable income as a dividend (the "Income Distribution Rule").  Any taxable investment company income not distributed will be subject to corporate level tax.  Any taxable investment company income distributed generally will be taxable to shareholders as dividend income.

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

Although we received SEC certifications for 1999-2009, there can be no assurance that we will receive such certification for subsequent years (to the extent we need additional certifications as a result of changes in our portfolio).  In 2010, we qualified for RIC treatment even without certification.  If we require, but fail to obtain, the SEC certification for a taxable year, we may fail to qualify as a RIC for such year.  We will also fail to qualify as a RIC for a taxable year if we do not satisfy the Income Source Rule or Income Distribution Rule for such year.  In the event we do not qualify as a RIC for any taxable year, we will be subject to federal tax with respect to all of our taxable income, whether or not distributed.  In addition, all our distributions to shareholders in that situation generally will be taxable as ordinary dividends.

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

Subsidiaries

Harris & Harris Enterprises, Inc.SM ("Enterprises"), is a 100 percent wholly owned subsidiary of the Company and is consolidated in our financial statements.  Enterprises holds the lease for our office space in Palo Alto, California, is a partner in Harris Partners I, L.P. SM, and is taxed as a C Corporation.  Harris Partners I, L.P., is a limited partnership.  The partners of Harris Partners I, L.P., are Enterprises (sole general partner) and the Company (sole limited partner).  Enterprises, as the sole general partner, consolidates Harris Partners I, L.P.

Available Information

Additional information about us, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our website at www.HHVC.com. Information on our website is not part of this Annual Report on Form 10-K.

Employees

We currently employ directly 10 permanent, full-time employees.

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

The difficult venture capital investment and capital market climates could increase the non-performance risk for our portfolio companies.

While the public markets have rebounded from the lows of March 2009 and corporate profits and growth are improving, unemployment remains high, and there are global instabilities, including sovereign debt issues and the potential for inflation.  Even with signs of economic improvement, the availability of capital for venture capital firms and venture-backed companies continues to be limited.  Currently, financing for capital-intensive companies remains difficult.  Historically, difficult venture environments have resulted in a higher than normal number of companies not receiving financing and being subsequently closed down with a loss to venture investors, and other companies receiving financing but at significantly lower valuations than the preceding financing rounds.  This issue is compounded by the fact that many existing venture capital firms have few remaining years of investment and available capital owing to the finite lifetime of the funds managed by these firms.  Additionally, even if a firm was able to raise a new fund, commonly new funds are not permitted to invest with old funds in existing investments.  As such, the currently improving exit environment for venture-backed companies through IPOs and M&A transactions and the currently improving public markets in general may not translate to an increase in the available capital to venture-backed companies, particularly those that have investments from funds that are in the latter stage of life unless it continues for some time into the future.

We believe that these factors continue to introduce significant non-performance risk for venture-backed companies that need to raise additional capital or that require substantial amounts of capital to execute on their business plans.  We define non-performance risk as the risk that a portfolio company will be: (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation.  In these circumstances, the portfolio company could be recapitalized at a valuation significantly lower than the post-money valuation implied by our valuation method, sold at a loss to our investment or shut down.  In addition, significant changes in the capital markets, including the recent extreme volatility and disruption, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments.  We believe further that the long-term effects of the difficult venture capital investment and difficult, but improving, exit environments will continue to affect negatively the fundraising ability of some companies regardless of near-term improvements in the overall global economy and public markets.

The average length of time from founding to a liquidity event is at historical highs, which could result in companies remaining in our portfolio longer, leading to lower returns, write-downs and write-offs.

Beginning in about 2001, many fewer venture capital-backed companies per annum have been able to complete IPOs than in the years of the previous decade.  The IPO and M&A markets improved in 2010 from those in 2009.  On average, however, more capital and more time than in previous decades are required for companies to reach these liquidity events.  This trend could lead to companies staying longer in our portfolio as private entities that may require additional funding.  In the best case, such stagnation would dampen returns, and in the worst case, could lead to write-downs and write-offs as some companies run short of cash and have to accept lower valuations in private financings or are not able to access additional capital at all.  The difficult venture capital climate is also causing some venture capital firms to change their investment strategies.  Accordingly, some venture capital firms are reducing funding of their portfolio companies, making it more difficult for such companies to access capital and to fulfill their potential.  In some cases this leads to write-downs and write-offs of such companies by other venture capital firms, such as ourselves, who are co-investors in such companies.

Investing in small, privately held and publicly traded companies involves a high degree of risk and is highly speculative.

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

Nanotechnology, in particular, is a developing area of technology, of which much of the future commercial value is difficult to estimate and subject to widely varying interpretations.  It is a general purpose technology that is applicable to a diverse set of industries.  As such, nanotechnology-enabled products must compete against existing products or enable a completely new product in an emerging or existing industry.  The timing of additional future commercially available nanotechnology-enabled products and the industries on which nanotechnology will have the most significant impact are highly uncertain.  To date, some of our portfolio companies have not developed any commercially available products.  In addition, our portfolio companies may not be able to manufacture successfully or to market their products in order to achieve commercial success.  Further, the products may never gain commercial acceptance.

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

Our Nanotech for CleantechSM, Nanotech for ElectronicsSM and Nanotech for HealthcareSM portfolios are currently the largest portion of our venture capital portfolio, and, therefore, fluctuations in the value of the companies in these portfolios may adversely affect our net asset value per share to a greater degree than other sectors of our portfolio.

The three largest portions of our portfolio are our Nanotech for CleantechSM, Nanotech for ElectronicsSM and Nanotech for HealthcareSM portfolios.  Our Nanotech for CleantechSM portfolio consists of companies commercializing nanotechnology-enabled products targeted at cleantech-related markets.  There are risks in investing in companies that target cleantech-related markets, including the rapid and sometimes dramatic price fluctuations of commodities, particularly oil and sugar, and of public equities, the reliance on the capital and debt markets to finance large capital outlays, change in climate, including climate-related regulations, and the dependence on government subsidies to be cost-competitive with non-cleantech solutions.  For example, the attractiveness of alternative methods for the production of biobutanol and biodiesel can be adversely affected by a decrease in the demand or price of oil.  The demand for solar cells is driven partly by government subsidies and the availability of credit to finance the purchase and installation of the system.  Adverse developments in any of these sectors may significantly affect the value of our Nanotech for CleantechSM portfolio, and thus our venture capital portfolio as a whole.  Additionally, companies with cleantech platforms are currently in favor with the media and investors.  Cleantech companies in general may have a harder time accessing capital in the future if this level of interest subsides.

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

Our Nanotech for HealthcareSM portfolio consists of companies that commercialize and integrate products enabled by nanotechnology and microsystems in healthcare-related industries, including biotechnology, pharmaceuticals, diagnostics and medical devices.  There are risks in investing in companies that target healthcare-related industries, including but not limited to the uncertainty of timing and results of clinical trials to demonstrate the safety and efficacy of products; failure to obtain any required regulatory approval of products; failure to develop manufacturing processes that meet regulatory standards; competition, in particular from companies that develop rival products; and the ability to protect proprietary technology.  Adverse developments in any of these areas may adversely affect the value of our Nanotech for HealthcareSM portfolio.

The three main industry clusters around which our nanotechnology investments have developed are all capital intensive.

The industry clusters where nanotechnology and microsystems are gaining the greatest traction, cleantech, electronics and healthcare, are all capital intensive.  Currently, financing for capital-intensive companies remains difficult.  In some successful companies, we believe we may need to invest more than we currently have planned to invest in these companies.  There can be no assurance that we will have the capital necessary to make such investments.  In addition, investing greater than planned amounts in our portfolio companies could limit our ability to pursue new investments and fund follow-on investments.  Both of these situations could cause us to miss investment opportunities or limit our ability to protect existing investments from dilution or other actions or events that would decrease the value and potential return from these investments.

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

Our venture debt investments may be extremely risky, and we could lose all or part of our investments.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold.  We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.  In addition, if a portfolio company goes bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided significant "managerial assistance" to that portfolio company, a bankruptcy court might recharacterize our debt holding and subordinate all or a portion of our claim to that of another creditor.

When we make a senior secured term loan investment in a portfolio company, we generally take a security interest in the available assets of the portfolio company, including the equity interests of its subsidiaries, which we expect to help mitigate the risk that we will not be repaid.  However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital, and, in some circumstances, our lien could be subordinated to claims of other creditors.  In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan.  Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

To the extent we use debt to finance our venture debt investments, changes in interest rates will affect our cost of capital and net investment income.

To the extent we borrow money to make venture debt investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds.  As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt to finance our venture debt investments.  In periods of rising interest rates, our cost of funds could increase, which could reduce our net investment income.  Currently, our one venture debt investment is at a fixed rate.   Some of our future debt investments may bear interest at variable rates and the interest income from these investments could be negatively affected by decreases in market interest rates.  In addition, an increase in interest rates would make it more expensive to use debt to finance our investments.  As a result, a significant increase in market interest rates could increase our cost of capital, which would reduce our net investment income.  A decrease in interest rates may have an adverse impact on our returns by requiring us to seek lower yields on our debt investments and by increasing the risk that our portfolio companies will prepay our debt investments, resulting in the need to redeploy capital at potentially lower rates.  A decrease in market interest rates may also adversely impact our returns on our cash invested in treasury securities, which would reduce our net investment income.

On February 24, 2011, the Company established a new $10 million three-year revolving credit facility with TD Bank, N.A., to be used in conjunction with its investments in venture debt.  As of March 15, 2011, we had $1,250,000 outstanding from our $10 million credit facility.

Our portfolio companies may incur debt that ranks senior to our investments in such companies.

We may make investments in our portfolio companies in the form of bridge notes that typically convert into preferred stock issued in the next round of financing of that portfolio company or other forms of convertible and non-convertible debt securities.  The portfolio companies usually have, or may be permitted to incur, other debt that ranks senior to the debt securities in which we invest.  By their terms, debt instruments may provide that the holders are entitled to receive payment of interest and principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest.  Also, in the case of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment.  After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligations to us.  In addition, in companies where we have made investments in the form of bridge notes or other debt securities, we may also have investments in equity in the form of preferred shares.  In such a case, a bankruptcy court may subordinate our bridge notes and/or other debt securities to debt holders that do not have equity in the portfolio company.

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

The effect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk, and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

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

When companies in which we have invested as private entities complete IPOs of their securities, these newly issued securities are by definition unseasoned issues. Unseasoned issues tend to be highly volatile and have uncertain liquidity, which may negatively affect their price. In addition, we are typically subject to lock-up provisions that prohibit us from selling our investments into the public market for specified periods of time after IPOs. The market price of securities that we hold may decline substantially before we are able to sell these securities. Government reforms that affect the trading of securities in the United States have made market-making by broker-dealers less profitable, which has caused broker-dealers to reduce their market-making activities, thereby making the market for unseasoned stocks less liquid than they might be otherwise.

Risks related to our Company.

Our business may be adversely affected by the state of the venture capital market and capital markets in general.

The economies of the United States and many other countries are just emerging from recession. While the public markets have rebounded from the lows of March 2009 and corporate profits and growth are improving, unemployment remains high, and there are global instabilities, including sovereign debt issues, popular revolts against established governments and the potential for inflation. These issues may persist for a substantial period and may slow or reverse the recovery of the global economy, which could be detrimental to the recovery of the venture capital industry.

Our business and results of operations could be impacted adversely by a number of follow-on effects of the difficult venture capital market that resulted from the recent financial crisis, including the inability of our portfolio companies to obtain sufficient financing to continue to operate as a going concern, an increase in our funding costs or the limitation on our access to the capital markets. A prolonged period of market illiquidity may have an adverse effect on our business, financial condition, and results of operations. Our nonperforming assets may increase, and the value of our portfolio may decrease if this period of market illiquidity persists. These events could limit our investment activity, limit our ability to grow and negatively impact our operating results.

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

There is generally no public market for the private equity securities in which we invest. Pursuant to the requirements of the 1940 Act, we value all of the privately held equity and debt securities in our portfolio at fair value as determined in good faith by the Valuation Committee, a committee made up of all of the independent members of our Board of Directors, pursuant to Valuation Procedures established by the Board of Directors. Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment pursuant to specified valuation principles and processes. We are required by the 1940 Act to value specifically each individual investment on a quarterly basis and record unrealized depreciation for an investment that we believe has become impaired. Conversely, we must record unrealized appreciation if we believe that a security has appreciated in value. Our valuations, although stated as a precise number, are necessarily within a range of values that vary depending on the significance attributed to the various factors being considered.

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

Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value that we assign to our investments may differ from the values that would have been used had an efficient market existed for the investments, and the difference could be material. Any changes in fair value are recorded in our Consolidated Statement of Operations as a change in the "Net decrease (increase) in unrealized depreciation on investments."

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

Changes in valuations of our privately held, early-stage companies tend to be more volatile than changes in prices of established, more mature publicly traded securities.

Investments in privately held, early- and mid-stage companies are inherently more volatile than investments in more mature businesses. Such immature businesses are inherently fragile and easily affected by both internal and external forces. Our investee companies can lose much or all of their value suddenly in response to an internal or external adverse event. Conversely, these immature businesses can gain suddenly in value in response to an internal or external positive development. Moreover, because our ownership interests in such investments are generally valued only at quarterly intervals by our Valuation Committee, changes in valuations from one valuation point to another tend to be larger than changes in valuations of marketable securities that are revalued in the marketplace much more frequently, in some highly liquid cases, virtually continuously. Although we carefully monitor each of our portfolio companies, information pertinent to our portfolio companies is not always known immediately by us, and, therefore, its availability for use in determining value may not always coincide with the timeframe of our valuations required by the federal securities laws.

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

We are dependent upon the diligence and skill of our senior management and other key advisers for the selection, structuring, closing and monitoring of our investments. We utilize lawyers, and we utilize outside consultants, including one of our directors, Lori D. Pressman, to assist us in conducting due diligence when evaluating potential investments. There is generally no publicly available information about the companies in which we invest, and we rely significantly on the diligence of our employees and advisers to obtain information in connection with our investment decisions. Our future success, to a significant extent, depends on the continued service and coordination of our senior management team, particularly on Douglas W. Jamison, our Chairman and Chief Executive Officer and a Managing Director; on Daniel B. Wolfe, our President, Chief Operating Officer, Chief Financial Officer and a Managing Director; on Alexei A. Andreev, Executive Vice President and Managing Director; on Misti Ushio, a Vice President; and on Sandra M. Forman, our General Counsel, Chief Compliance Officer, Director of Human Resources and Corporate Secretary. The departure of any of our executive officers, key employees or advisers could materially adversely affect our ability to implement our business strategy. We do not maintain for our benefit any key-man life insurance on any of our officers or employees.

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

Use of debt or preferred stock as a source of capital entails two primary risks. The first is the risk of leverage, which is the use of debt to increase the pool of capital available for investment purposes. The use of debt leverages our available common equity capital, magnifying the impact on net asset value of changes in the value of our investment portfolio. For example, a BDC that uses 33 percent leverage (that is, $50 of leverage per $100 of common equity) will show a 1.5 percent increase or decline in net asset value for each one percent increase or decline in the value of its total assets. The second risk is that the cost of debt or preferred stock financing may exceed the return on the assets the proceeds are used to acquire, thereby diminishing rather than enhancing the return to common shareholders. If we issue preferred shares or debt, the common shareholders would bear the cost of this leverage. To the extent that we utilize debt or preferred stock financing for any purpose, these two risks would likely make our total return to common shareholders more volatile. In addition, we might be required to sell investments, in order to meet dividend, interest or principal payments, when it might be disadvantageous for us to do so.

As provided in the 1940 Act and subject to some exceptions, we can issue debt or preferred stock so long as our total assets immediately after the issuance, less some ordinary course liabilities, exceed 200 percent of the sum of the debt and any preferred stock outstanding. The debt or preferred stock may be convertible in accordance with SEC guidelines, which might permit us to obtain leverage at more attractive rates. The requirement under the 1940 Act to pay, in full, dividends on preferred shares or interest on debt before any dividends may be paid on our common stock means that dividends on our common stock from earnings may be reduced or eliminated. An inability to pay dividends on our common stock could conceivably result in our ceasing to qualify as a RIC under the Code, which would in most circumstances be materially adverse to the holders of our common stock. As of December 31, 2010, we did not have any debt or preferred stock outstanding. As of February 24, 2011, we established a $10 million three-year revolving credit facility with TD Bank, N.A., to be used in conjunction with our investments in venture debt. We do not plan to use this credit facility in conjunction with any private venture capital equity investments.

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

We have elected to qualify, qualified and intend to continue to qualify as a RIC under the Code. As a RIC, we do not have to pay federal income taxes on our income (including realized gains) that is distributed to our shareholders. Accordingly, we are not permitted under accounting rules to establish reserves for taxes on our unrealized capital gains. If we failed to qualify for RIC status in 2010 or beyond, we would be taxed in the same manner as an ordinary corporation and distributions to our shareholders would not be deductible in computing our taxable income, which would materially adversely impact the amount of cash available for distribution to our shareholders. In addition, to the extent that we had unrealized gains, we would have to establish reserves for taxes, which would reduce our net asset value, accordingly. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our shareholders our earnings and profits attributable to non-RIC years reduced by an interest charge of 50 percent of such earnings and profits payable by us to the IRS. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had sold our property to an unrelated party for fair market value) or, alternatively, be subject to taxation on such built-in gain recognized for a period of 10 years. In addition, if we, as a RIC, were to decide to make a deemed distribution of realized net capital gains and retain the net realized capital gains, also referred to as a deemed dividend, we would have to establish appropriate reserves for taxes that we would have to pay on behalf of shareholders. It is possible that establishing reserves for taxes could have a material adverse effect on the value of our common stock. Additionally, if we decide to make a deemed distribution and government regulation increases dividend tax rates for individuals and corporations, the net benefit to shareholders could be adversely affected. Such changes may decrease the value to shareholders that could be generated through our status as a RIC.

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

As a RIC, we must annually distribute at least 90 percent of our investment company taxable income as a dividend and may either distribute or retain our realized net capital gains from investments. As a result, these earnings may not be available to fund investments. If we fail to generate net realized capital gains or to obtain funds from outside sources, it would have a material adverse effect on our financial condition and results of operations as well as our ability to make follow-on and new investments. Because of the structure and objectives of our business, we generally expect to experience net operating losses and rely on proceeds from sales of investments and investment income from our venture debt to defray a significant portion of our operating expenses. Investment sales are unpredictable and may not occur. In addition, as a BDC, we are generally required to maintain a ratio of at least 200 percent of total assets to total borrowings and preferred stock, which may restrict our ability to borrow to fund these requirements. Lack of capital could curtail our investment activities or impair our working capital.

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

Shares of BDCs like us may, during some periods, trade at prices higher than their net asset value and during other periods, as frequently occurs with closed-end investment companies, trade at prices lower than their net asset value. The possibility that our shares will trade at discounts from net asset value or at premiums that are unsustainable over the long term are risks separate and distinct from the risk that our net asset value per share will decrease. The risk of purchasing shares of a BDC that might trade at a discount or unsustainable premium is more pronounced for investors who wish to sell their shares in a relatively short period of time because, for those investors, realization of a gain or loss on their investments is likely to be more dependent upon changes in premium or discount levels than upon increases or decreases in net asset value per share. Our common stock may not trade at a price higher than or equal to net asset value per share. On December 31, 2010, our stock closed at $4.38 per share, a discount of $0.38 to our net asset value per share of $4.76 as of December 31, 2010.

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

The market price of our shares of common stock may be adversely affected by the sale of shares by our management or large shareholders.

Sales of our shares of common stock by our officers through 10b5-1 plans or by large shareholders could adversely and unpredictably affect the price of those securities. Additionally, the price of our shares of common stock could be affected even by the potential for sales by these persons. We cannot predict the effect that any future sales of our common stock, or the potential for those sales, will have on our share price. Furthermore, due to relatively low trading volume of our stock, should one or more large stockholders seek to sell a significant portion of its stock in a short period of time, the price of our stock may decline.

Future sales of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in offerings, such as follow-on public offerings, registered direct or PIPE transactions, or rights offerings, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

Item 1B.	Unresolved Staff Comments.

    None.

Item 2.	Properties.

The Company maintains its offices at 1450 Broadway, New York, New York 10018, where it leases approximately 6,900 square feet of office space pursuant to a lease agreement expiring on December 31, 2019. (See "Note 9. Commitments and Contingencies" contained in "Item 8. Consolidated Financial Statements and Supplementary Data.")

On July 1, 2008, we signed a five-year lease for approximately 2,290 square feet of office space at 420 Florence Street, Suite 200, Palo Alto, California 94301, commencing on August 1, 2008, and expiring on August 31, 2013.

Item 3.	Legal Proceedings.

The Company is not a party to any legal proceedings.

Item 4.	Removed and Reserved.

PART II

Item 5.	Market for Registrant's Common Equity, Related StockholderMatters and Issuer Purchases of Equity Securities.

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

2010 Quarter Ending	Low	High

March 31	$3.93	$5.33
June 30	$4.06	$5.50
September 30	$3.70	$4.40
December 31	$4.12	$4.73

2009 Quarter Ending	Low	High

March 31	$2.65	$4.48
June 30	$3.57	$5.99
September 30	$5.01	$6.93
December 31	$4.04	$6.31

Shareholders

As of March 8, 2011, there were approximately 131 holders of record and approximately 18,443 beneficial owners of the Company's common stock.

Dividends

We did not pay a cash dividend or declare a deemed dividend for 2010 or 2009. For more information about deemed dividends, please refer to the discussion under "Subchapter M Status."

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION
As of December 31, 2010

	Number of securities to be issued upon exercise of out- standing options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))

Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,860,748	$7.81	(1)

Equity compensation plans not approved by security holders	-	-	-

TOTAL	3,860,748	$7.81	(1)

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities during 2010 that were not registered under the Securities Act of 1933.

Performance Graph

The graph below compares the cumulative five-year total return of holders of the Company's common stock with the cumulative total returns of the Nasdaq Composite index and the Nasdaq Financial index. The graph assumes that the value of the investment in the Company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2005, and tracks it through December 31, 2010.

	12/05	12/06	12/07	12/08	12/09	12/10

Harris & Harris Group, Inc.	100.00	86.98	63.24	28.42	32.88	31.51
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
NASDAQ Financial	100.00	114.27	103.45	71.01	74.79	85.39

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Source: Research Data Group, Inc.

Stock Transfer Agent

American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038 (Telephone 800-937-5449, Attention: Ms. Jennifer Donovan) serves as our transfer agent. Certificates to be transferred should be mailed directly to the transfer agent, preferably by registered mail.

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

Financial Position as of December 31:

	2010	2009	2008	2007	2006

Total assets	$149,289,168	$136,109,101	$111,627,601	$142,893,332	$118,328,590

Total liabilities	$2,435,256	$1,950,843	$2,096,488	$4,529,988	$4,398,287

Net assets1	$146,853,912	$134,158,258	$109,531,113	$138,363,344	$113,930,303

Net asset value per outstanding share	$4.76	$4.35	$4.24	$5.93	$5.42

Cash dividends paid	$0.00	$0.00	$0.00	$0.00	$0.00

Cash dividends paid per outstanding share	$0.00	$0.00	$0.00	$0.00	$0.00

Shares outstanding, end of year1	30,878,164	30,859,593	25,859,573	23,314,573	21,015,017

Operating Data for Year Ended December 31:

	2010	2009	2008	2007	2006

Total investment income	$446,038	$247,848	$1,987,347	$2,705,636	$3,028,761

Total expenses2	$8,001,845	$9,009,063	$12,674,498	$14,533,179	$10,641,696

Net operating loss	$(7,555,807)	$(8,761,215)	$(10,687,151)	$(11,827,543)	$(7,612,935)

Total tax expense (benefit)	$4,461	$(753)	$34,121	$87,975	$(227,355)

Net realized (loss) income from investments	$(3,740,518)	$(11,105,577)	$(8,323,634)	$30,162	$258,693

Net decrease (increase) in unrealized depreciation on investments	$21,883,175	$19,718,327	$(30,170,712)	$5,080,936	$(4,418,870)

Net increase (decrease) in net assets resulting from operations	$10,586,850	$(148,465)	$(49,181,497)	$(6,716,445)	$(11,773,112)

Increase (decrease) in net assets resulting from operations per average outstanding share	$0.34	$(0.01)	$(1.99)	$(0.30)	$(0.57)

1 We completed offerings of our common stock as follows: 0 shares in 2010; 4,887,500 shares in 2009; 2,545,000 shares in 2008; 1,300,000 shares in 2007; and 0 shares in 2006.

2 Included in total expenses is non-cash, stock-based, compensation expense of $2,088,091 in 2010; $3,089,520 in 2009; $5,965,769 in 2008; $8,050,807 in 2007; and $5,038,956 in 2006. Also included in total expenses are the following profit-sharing expenses: $0 in each of 2010, 2009, 2008 and 2007; and $50,875 in 2006.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with the Company's 2010 Consolidated Financial Statements and notes thereto.

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

As of December 31, 2010, $105,679,002, or 71 percent, of our total assets at fair value consisted of private venture capital investments in equity or equity-related securities, including unrealized appreciation of $7,514,868. As of December 31, 2010, $471,420, or 0.3 percent, of our total assets at fair value consisted of private venture capital investments in non-convertible debt securities, net of unrealized depreciation of $11,830. As of December 31, 2010, $0 of our total assets consisted of publicly traded venture capital investments. As of December 31, 2009, $77,797,086, or 57 percent, of our total assets at fair value consisted of private venture capital investments, net of unrealized depreciation of $14,293,994. As of December 31, 2009, $0 of our total assets consisted of non-convertible debt securities. As of December 31, 2009, $226,395, or less than one percent, of our total assets at market value consisted of publicly traded venture capital investments, net of unrealized depreciation of $72,432.

We believe that we are the only publicly traded BDC making venture capital investments exclusively in nanotechnology and microsystems. We believe we provide five core benefits to our shareholders. First, we are an established firm with a track record of investing in venture capital-backed companies. Second, we provide shareholders with access to emerging companies that commercialize and integrate products enabled by nanotechnology and microsystems that are privately and publicly owned. Third, we have an existing portfolio of companies that we believe are comparable in stage to those found in the latter years of a private venture capital fund. Fourth, we are able to invest opportunistically in a range of types of securities to take advantage of market inefficiencies. Many venture capital firms structured as private partnerships are restricted to certain types of assets. We believe our recent efforts to invest in venture debt securities fit this description. Fifth, we provide access to venture capital investments in a vehicle that, unlike private venture capital firms, is both transparent and liquid.

Investment Strategy

We have discretion in the investment of our capital. Throughout our corporate history, we have made primarily early-stage venture capital investments in a variety of industries. These businesses can range in stage from pre-revenue to generating positive cash flow. These businesses tend to be thinly capitalized, unproven, small companies that lack management depth, have little or no history of operations and are developing unproven technologies. These businesses may be privately held or publicly traded. We historically have invested in equity securities of these companies that are generally illiquid due to restrictions on resale and to the lack of an established trading market. Our investments in equity and convertible debt securities are made using our cash reserves, currently invested in U.S. Treasury obligations. We do not use leverage or debt to supplement our cash in investments in equity and convertible debt securities. We refer to our portfolio of investments in equity and equity-related securities in later sections of the Management's Discussion and Analysis of Financial Condition and Results of Operations as our "equity-focused" portfolio of investments.

Additionally, we provide non-convertible debt financing to privately held or publicly traded companies that are generating cash or have near-term visibility to reaching positive cash flow. Credit remains extremely expensive or unavailable for even the strongest small privately held and publicly traded companies. In addition to fees and monthly principal and interest payments, we may receive warrants in these investments. Providing non-convertible debt enables us to generate near-term cash flow with a defined period for return on our investment. We may use leverage or debt to help fund our investments in non-convertible debt securities as these investments have defined periods of time for return on investment. We refer to our portfolio of investments in non-convertible debt in later sections of the Management's Discussion and Analysis of Financial Condition and Results of Operations as our "venture debt" portfolio of investments.

Historical Investments

Since our investment in Otisville in 1983 through December 31, 2010, we have made a total of 90 venture capital investments. We have exited 58 of these 90 investments, realizing total gross proceeds of $144,325,044 on our cumulative invested capital of $75,537,972.

In 1994, we invested in our first nanotechnology company, Nanophase Technologies Corporation. Recognizing the potential of nanotechnology, we continued to monitor developments in the field. From August 2001 through December 31, 2010, all 48 of our initial investments have been in companies commercializing or integrating products enabled by nanotechnology or microsystems. From August 2001 through December 31, 2010, we have invested a total (before any subsequent write-ups, write-downs or dispositions) of $126,809,483 in these companies. We currently have 32 companies in our portfolio, including one investment made prior to 2001. At December 31, 2010, from first dollar in, the average and median holding periods for these 32 investments were 4.9 years and 4.7 years, respectively. Historically, as measured from first dollar in to last dollar out, the average and median holding periods for the 58 investments we have exited were 3.9 years and 3.3 years, respectively.

In the first quarter of 2011, we had liquidity events in two of our portfolio companies. BioVex Group, Inc., was purchased by Amgen, Inc., on March 4, 2011, after approximately 3.4 years in our portfolio. NeoPhotonics Corporation completed an IPO on February 2, 2011, after approximately 7.2 years in our portfolio.

Investment Pace

We invested $489,999 in nanotechnology and microsystems in 2001. We invested $10,060,721 in nanotechnology and microsystems in 2010. The following is a summary of our annual initial and follow-on investments in nanotechnology from January 1, 2006, to December 31, 2010. We consider a "round led" to be a round where we were the sole institutional investor or the leader of a set of investors in an investee company. Typically, but not always, the lead investor negotiates the price and terms of a deal with the investee company.

	2006	2007	2008	2009	2010

Total Incremental Investments	$24,408,187	$20,595,161	$17,779,462	$12,334,051	$10,060,721

Investments in Our Equity-Focused Portfolio of Investments in Privately Held and Publicly Traded Companies

No. of New Investments	6	7	4	2	3

No. of Follow-On Investment Rounds	14	20	25	29	27

No. of Rounds Led	7	3	4	5	5

Average Dollar Amount – Initial	$2,383,424	$1,086,441	$683,625	$174,812	$117,069

Average Dollar Amount – Follow-On	$721,974	$649,504	$601,799	$413,256	$341,093

Investments in Our Venture Debt Portfolio of Investments In Privately Held and Publicly Traded Companies

No. of New Investments	0	0	0	0	1

Average Dollar Amount	$0	$0	$0	$0	$500,000

(1) At December 31, 2010, we had no equity investments in publicly traded companies.

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

1)
We manage the company and our investment criteria and pace such that our projected needs for capital to make new and follow-on investments do not exceed the total of our liquid investments. Although we use best efforts to predict when this capital will be required for use in new and follow-on investments, we cannot predict with certainty the timing for these investments. We would be unable to make new or follow-on investments in our portfolio companies without having substantial liquid resources of capital available to us.

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

4)
We may have the opportunity to increase ownership in late rounds of financing in some of our most mature companies. Many private venture capital funds that invested in these companies are reaching the end of the term associated with their limited partnerships. This issue may limit the available capital to these funds for follow-on investments, and the ability to take advantage of potentially valuable terms given to those who have investable capital. Having permanent, liquid capital available for investment and access to the capital markets allows us to take advantage of these opportunities as they arise.

Involvement with Portfolio Companies

The 1940 Act requires that BDCs offer to "make available significant managerial assistance" to portfolio companies. We are actively involved with our portfolio companies through membership on boards of directors, as observers to the boards of directors and/or through frequent communication with management. As of December 31, 2010, we held at least a board seat or observer rights as part of our investments in 26 of our 32 portfolio companies (81 percent).

We may hold two or more board seats in early-stage portfolio companies or those in which we have significant ownership. As of December 31, 2010, we held two board seats in Ancora Pharmaceuticals Inc. and Enumeral Biomedical Corp. We may transition off of the board of directors to an observer role as our portfolio companies raise additional capital from new investors, as they mature or as they are able to attract independent members who have relevant industry experience and contacts. We also typically step off the board of directors upon the completion of an IPO.

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

Commercialization of Nanotechnology by Our Portfolio Companies

Nanotechnology is a general-purpose technology. An innovation qualifies as a general purpose technology if it has the potential for pervasive use across a wide range of sectors in a way that fundamentally alters the modes of operations within those sectors. Nanotechnology is applicable to many industry clusters and can be used to address current and future market needs. We have historically identified a number of existing and emerging market opportunities within industry clusters where we believe nanotechnology could yield disruptive capabilities and create value. The two charts below identify these market opportunities and the pipeline of portfolio companies across industry clusters that seek to fulfill them, respectively. We also include the percent of the value of our portfolio in each of the three industry clusters around which our portfolio has matured.

We Create a Pipeline of Opportunities Across Various Industry Sectors

Cobalt, Siluria, Solazyme
Innovalight
Bridgelux, Laser Light Engines, Nanosys
Contour Energy, Ultora
Cleantech – 42.1%
Nextreme
ABSMaterials
Enumeral
BioVex, Mersana
Molecular Imprints
SiOnyx
D-Wave
Ancora
Healthcare – 21.2%
Nanotechnology
Electronics / Semiconductors - 23.4%
PolyRemedy
Metabolon
Adesto, Nantero
Ensemble Therapeutics
Cambrios
Kovio
Other – 13.3%
NeoPhotonics
Questech
Xradia

Note: Percentages represent total value of equity-focused portfolio companies in each cluster. Companies valued at $0 as of December 31, 2010, are not shown.

We refer to the three largest clusters of investment as "Nanotech for CleantechSM," "Nanotech for ElectronicsSM" and "Nanotech for HealthcareSM," respectively. These three clusters are comprised of multi-billion dollar industries that have grown historically through innovation of technology.

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

We have and may continue to make investments outside these industry areas, and we may not maintain these industry clusters or the weightings within these clusters in future quarters.

We believe the development and commercialization of nanotechnology-enabled solutions are the result of the convergence of traditionally separate scientific disciplines such as biology, materials science, chemistry, electronics, information technology, and physics. We believe such nanotechnology enabled advances in each of these industry clusters, and in general, could not otherwise occur within one discipline alone.

Maturity of Current Equity-Focused Venture Capital Portfolio

Our equity-focused venture capital portfolio is composed of companies at varying maturities facing different types of risks. We have defined these levels of maturity and sources of risk as: 1) Early Stage/Technology Risk, 2) Mid Stage/Market Risk and 3) Late Stage/Execution Risk. Early-stage companies have a high degree of technical, market and execution risk, which is typical of initial investments by venture capital firms, including us. These companies often require substantial development of their technologies before they begin introducing products to market. Mid-stage companies are those that have overcome most of the technical risk associated with their products and are now focused on addressing the market acceptance for their products. For those companies developing therapeutics or medical devices, the focus is on bringing their products through the first phases of clinical trials. Late-stage companies are those that have determined there is a market for their products, and they are now focused on sales execution and scale. Late-stage healthcare and biotechnology companies are typically either in Phase III Clinical Trials, which are the pivotal trials before a possible FDA approval and commercial launch of a product, or are generating revenue from the commercial sale of one or more products. The charts below show our assessment of the stage of maturity of the 31 companies in our equity-focused portfolio of investments and the distribution of ownership of our portfolio companies within each of these stages of maturity, respectively.

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

During the fourth quarter of 2010, we transitioned two companies, SiOnyx, Inc., and D-Wave Systems, Inc., from being classified as early-stage companies to mid-stage companies, and we transitioned Innovalight, Inc., from a mid-stage company to a late-stage company. We classified our new portfolio company, Ultora, Inc., as an early-stage company as of December 31, 2010.

We currently have 22 companies in our equity-focused venture capital portfolio that generate revenues ranging from nominal to significant from commercial sales of products and/or services, from commercial partnerships and/or from government grants. In aggregate, our portfolio companies had approximately $380 million in revenue in 2010, a 42 percent increase from aggregate 2009 revenue of approximately $267 million.

On January 24, 2011, Amgen, Inc., agreed to acquire BioVex Group, Inc., for an upfront payment of $425 million and milestone payments of $575 million. This transaction closed on March 4, 2011. On March 11, 2011, the Company received its upfront payment of $7,702,470, which did not include $958,296 held in escrow. If all the milestone payments were to be paid by Amgen, we would receive $18,187,158. There can be no assurances as to how much of this amount we will ultimately realize. On December 31, 2010, the value of our investment in BioVex was $11,430,062, which included the upfront payment and certain discounts applied to future escrow and milestone payments BioVex may be eligible to receive. As of December 31, 2010, our cost basis in BioVex was $3,962,447.

On February 2, 2011, NeoPhotonics Corporation completed an IPO by selling 7,500,000 shares of common stock at $11 per share. Harris & Harris Group purchased 50,000 shares in this transaction. The common stock of NeoPhotonics trades on the New York Stock Exchange under the symbol "NPTN." As of December 31, 2010, Harris & Harris Group owned an aggregate of 400,907 shares of NeoPhotonics, which converted to common stock on a one-for-one basis as of the IPO. This position was valued at $4,249,615 as of December 31, 2010. The key inputs to our valuation of NeoPhotonics were the share price as of the close of the first day of trading following the company's IPO and a liquidity discount owing to the 180-day lock-up period. As of March 14, 2011, NeoPhotonics' closing price was $9.88 per share.

During the second half of 2010, three of our privately held companies retained bankers to explore opportunities to sell those companies. Two of these three companies have received offers for acqusition through non-bindin letters of intent. There can be no assurance that these companies will successfully complete a sale. A variety of factors, including general business conditions, could lead one or more of these companies to terminate such efforts or could lead to one or more of the potential acquirers to rescind their non-binding offers to purchase those companies.

On March 11, 2011, Solazyme, Inc., filed a registration statement on Form S-1 to register its shares of common stock for an IPO. There can be no assurance that this company will successfully complete an IPO, and a variety of factors, including stock market and general business conditions, could lead it to terminate such efforts to complete an IPO.

Current Business Environment

The fourth quarter of 2010 concluded with the public markets continuing to increase broadly in value. Amidst this improvement in the value of public equities, there were sustained positive signs in the exit market for venture-backed companies with 14 venture-backed companies managing to complete IPOs, up from three IPOs in the same quarter of 2009. However, even within this improving general economic environment, the availability of capital for venture capital firms and venture-backed companies continues to be restricted. Investors in venture capital funds are becoming more selective not only with the venture capital funds they invest in, but also with the amount of capital they invest in these funds. In 2010, the U.S. venture capital industry only managed to raise a total of $11.6 billion across 119 funds, the lowest level in seven years, according to Dow Jones LP Source. Although fundraising for late-stage funds increased throughout 2010, both fundraising for early-stage and multi-stage funds continued to slide in 2010. Early-stage funds raised by 73 firms accounted for $4.8 billion, a 12 percent decrease from 2009. This trend is in part owing to the closely watched 10-year benchmark for venture capital returns that stood at minus 4.6 percent as of September 30, 2010, which is the most recent data available for this statistic from Cambridge Associates, LLC.

Historically, difficult venture environments have resulted in a higher than normal number of companies not receiving financing and being subsequently closed down with a loss to venture investors, and other companies receiving financing but at significantly lower valuations than the preceding financing rounds. This issue is compounded by the fact that many existing venture capital firms have few remaining years of investment and available capital owing to the finite lifetime of the funds managed by these firms. Additionally, even if a firm was able to raise a new fund, commonly new funds are not permitted to invest new funds in existing investments. This limitation of available capital can lead to fractured syndicates of investors. A fractured syndicate can result in a portfolio company being unable to raise additional capital to fund operations. This issue is especially acute in capital-intensive industries that are enabled by nanotechnology, such as healthcare, semiconductors and electronics, and cleantech. The portfolio company may be forced to sell before reaching its full potential or be shut down entirely if the remaining investors cannot financially support the company. As such, the currently improving exit environment for venture-backed companies through IPOs and M&A transactions and the currently improving public markets in general may not translate to an increase in the available capital to venture-backed companies, particularly those that have investments from funds that are in the latter stage of life unless the markets continue to improve for some time into the future.

Our overall goal remains unchanged, which is to maintain our leadership position in investing in nanotechnology and microsystems and to increase our net asset value. The current environment for venture capital financings continues to favor those firms that have capital to invest regardless of the stage of the investee company. We continue to finance our new and follow-on equity and convertible debt investments from our cash reserves, currently invested in U.S. Treasury obligations. We believe the turmoil of the venture capital industry and the current economic climate provide opportunities to invest this capital at historically low valuations in equity and convertible debt securities and at high yields in non-convertible debt securities of new and existing privately held and publicly traded companies of varying maturities.

Valuation of Investments

We value our privately held venture capital investments each quarter as determined in good faith by our Valuation Committee, a committee of all the independent directors, within guidelines established by our Board of Directors in accordance with the 1940 Act. (See "Footnote to Consolidated Schedule of Investments" contained in "Consolidated Financial Statements.")

The values of privately held, venture capital-backed companies are inherently more difficult than publicly traded companies to assess at any single point in time because securities of these types of companies are not actively traded. We believe, perhaps even more than in the past, that illiquidity, and the perception of illiquidity, can affect value. Management believes further that the long-term effects of the difficult venture capital market and difficult, but improving, exit environments will continue to affect negatively the fundraising ability of weak companies regardless of near-term improvements in the overall global economy and public markets, and that these factors can also affect value.

In each of the years in the period 2006 through 2010, the Company recorded the following gross write-ups in privately held securities as a percentage of net assets at the beginning of the year ("BOY"), gross write-downs in privately held securities as a percentage of net assets at the beginning of the year, and change in value of private portfolio securities as a percentage of net assets at the beginning of the year.

	2006	2007	2008	2009	2010

Net Asset Value, BOY	$117,987,742	$113,930,303	$138,363,344	$109,531,113	$134,158,258

Gross Write-Downs During Year	$(4,211,323)	$(7,810,794)	$(39,671,588)	$(12,845,574)	$(11,391,367)

Gross Write-Ups During Year	$279,363	$11,694,618	$820,559	$21,631,864	$30,051,847

Gross Write-Downs as a Percentage of Net Asset Value, BOY	-3.57%	-6.86%	-28.67%	-11.7%	-8.5%

Gross Write-Ups as a Percentage of Net Asset Value, BOY	0.24%	10.26%	0.59%	19.7%	22.4%

Net Change as a Percentage of Net Asset Value, BOY	-3.33%	3.40%	-28.08%	8.0%	13.9%
1

From December 31, 2009, to December 31, 2010, the value of our private venture capital portfolio increased by $28,353,336, from $77,797,086 to $106,150,422.  Approximately $9.8 million of this amount was from new and follow-on investments in our privately held portfolio companies.  The remaining $18.6 million was from a net increase in the value of our portfolio companies.  The table below indicates some of the inputs used to determine value of our privately held portfolio companies and the portion of the change in value, on a quarter over quarter basis, relevant to those inputs.  We note that our Valuation Committee and ultimately our Board of Directors take into account multiple sources of quantitative and qualitative inputs to determine the value of our privately held portfolio companies.

	Q3 2010 to Q4 2010	Q2 2010 to Q3 2010	Q1 2010 to Q2 2010	Q4 2009 to Q1 2010
Value of Privately Held Portfolio as of Previous Quarter	$96,779,429	$92,039,997	$83,014,946	$77,797,086
Value of Privately Held Portfolio as of Current Quarter	$106,150,422	$96,779,429	$92,039,997	$83,014,946

Examples of Inputs that Contribute to Changes in Value

Total New and Follow-On Investments	$393,650	$3,320,255	$4,652,106	$1,426,580
(+) Due to Terms of New Equity Rounds of Financing	$192,409	$1,023,808	$11,564,433	$1,436,628
(-) Due to Terms of New Equity Rounds of Financing	$0	$0	$(280,649)	$0
(+) Due to (+) in Values of Comparables or Indications of Value From Potential Acquirers	$13,268,122	$1,407,773	$730,026	$2,151,404
(-) Due to (-) in Values of Comparables or Indications of Value From Potential Acquirers	$(2,495,827)	$0	$(1,618,341)	$0
(+) Due to (-) in Non-Performance Risk	$0	$53,893	$1,355,025	$2,511,106
(-) Due to (+) in Non-Performance Risk	$(2,275,810)	$(1,304,165)	$(7,172,178)	$(2,307,768)
Other Factors(1)	$288,449	$237,868	$(205,371)	$(90)

Total Change in Value of Privately Held Portfolio from Quarter to Quarter	$9,370,993	$4,739,432	$9,025,051	$5,217,860

(1) Other factors include changes in accrued bridge note interest, currency fluctuations and the value of warrants.

The values of publicly traded comparables on December 31, 2010, and indications of value from potential or confirmed acquirers were significant factors in determining the values of five of our 32 privately held portfolio companies.  One of these five companies is BioVex Group, Inc.  The key input to the valuation of our investment in BioVex Group, Inc., at December 31, 2010, was the terms of the definitive acquisition agreement between BioVex and Amgen that closed on March 4, 2011.  The key inputs to the valuation of our investment in NeoPhotonics Corporation were the share price as of the close of the first day of trading following the company’s IPO and a liquidity discount owing to the 180-day lock-up period.  As of March 14, 2011, the closing price of NeoPhotonics' common stock was $9.88 per share.  NeoPhotonics and the three other companies out of the five in this classification accounted for approximately $37 million of the total value of our venture capital portfolio as of December 31, 2010.  These values could differ materially if calculated on a different date due to changes in values and/or operating performance of the publicly traded comparables or should potential acquisitions of a subset of these companies not be consummated.

As part of the valuation process, we consider non-performance risk.  Non-performance risk is the risk that a portfolio company will be: (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation.  Our best estimate of the non-performance risk of our portfolio companies has been quantified and included in the valuation of the companies as of December 31, 2010.  In the future, as these companies receive terms for additional financings or are unable to receive additional financing and, therefore, proceed with sales or shutdowns of the business, we expect the contribution of the discount for non-performance risk to vary in importance in determining the values of our securities of these companies.  As of December 31, 2010, non-performance risk was a significant factor in determining the values of 12 of our 32 privately held portfolio companies.  These 12 companies accounted for approximately $27 million of the total value of our privately held venture capital portfolio.  We increased the non-performance risk, thereby decreasing the value, of four companies.  We decreased the non-performance risk, thereby increasing the value, of zero companies.  We maintained the same level of non-performance risk in eight companies.

As of December 31, 2010, our top ten investments by value accounted for approximately 72 percent of the value of our venture capital portfolio.  As of that date, we believe at least four of these ten companies will require capital by the end of 2011.

Top Ten Investments by Value

Company Name	Value as of December 31, 2010	Cumulative % of Venture Capital Portfolio
Solazyme, Inc.	$23,225,822	22%
BioVex Group, Inc.	$11,430,062	33%
Xradia, Inc.	$9,279,027	41%
Sionyx, Inc.	$6,528,352	48%
Bridgelux, Inc.	$4,862,998	52%
AdestoTechnologies Corporation	$4,620,000	56%
D-Wave Systems, Inc.	$4,365,484	61%
NeoPhotonics, Inc.	$4,249,615	65%
Laser Light Engines, Inc.	$4,214,709	69%
Contour Energy Systems, Inc.	$4,122,378	72%

72 Percent of Value of Venture Capital Portfolio

The increase or decrease in the value of our venture capital investments does not affect the day-to-day operations of the Company, as we had no debt as of December 31, 2010.  We fund our venture capital investments and daily operating expenses from interest earned and proceeds from the sales of our investments in U.S. government and agency obligations.  As of December 31, 2010, we held $38,274,617 in U.S. government obligations, and we had an additional $3,756,919 in cash.

Investment Objective

 Our principal objective is to achieve long-term capital appreciation by making equity-focused venture capital investments.  Therefore, a significant portion of our current venture capital investment portfolio provides little or no income in the form of dividends or interest.  Current income is a secondary objective.  We are implementing a strategy that we believe will provide greater regularity and shorter time periods between realizations of capital gains on investments.  As part of this strategy, we are seeking to increase our current income by providing debt financing to privately held and publicly traded small companies.  We seek to reach the point where future growth is financed through reinvestment of our capital gains from our venture capital investments and where current income offsets our annual expenses during periods of time between realizations of capital gains on our investments.

We currently earn interest income from fixed-income securities, including U.S. government and agency securities.  The amount of interest income we earn varies with the average balance of our fixed-income portfolio and the average yield on this portfolio.  In previous years, we have been able to generate substantial amounts of interest income from our holdings of U.S. Treasury securities.  As of December 31, 2010, we held one short-duration U.S. Treasury security yielding approximately 0.1 percent.  As of December 31, 2010, yields for 3-month, 6-month, and 12-month U.S. Treasury securities were 0.12 percent, 0.19 percent and 0.29 percent, respectively.  With yields at this level, we expect to generate less interest income from U.S. government securities than in previous fiscal quarters and years.

Results of Operations

We present the financial results of our operations utilizing accounting principles generally accepted in the United States of America ("GAAP") for investment companies.  On this basis, the principal measure of our financial performance during any period is the net increase (decrease) in our net assets resulting from our operating activities, which is the sum of the following three elements:

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

Owing to the structure and objectives of our business, we generally expect to experience net operating losses and seek to generate increases in our net assets from operations through the long term appreciation of our venture capital investments.  We have relied, and continue to rely, primarily on proceeds from sales of investments, rather than on investment income, to defray a significant portion of our operating expenses.  Because such sales are unpredictable, we attempt to maintain adequate working capital to provide for fiscal periods when there are no such sales.  During 2010, we made our first venture debt investment.  While the interest income generated from this investment did not defray a significant portion of our operating expenses in 2010, further investments in venture debt could generate more substantial investment income in future years.

The potential for, or occurrence of, inflation could result in rising interest rates for government-backed debt.  This trend would have two effects on our business.  First, the spread between the interest rates we can obtain from investing low-risk government debt versus high-risk venture debt will compress, which would result in a reduction of the risk premium associated with investments in venture debt.  We may reduce the number and amount invested in venture debt should this risk premium decrease substantially as to not compensate us adequately for the risk associated with such investments.  Second, funds drawn from our line of credit will accrue interest at a rate that fluctuates with the London Interbank Offered Rate (LIBOR).   LIBOR is expected to increase in times of inflation.  Our venture debt investments may include both fixed and floating interest rates.  Our interest income would decrease if the spread between the interest rate on funds from our line of credit and our venture debt investments decrease.

Years Ended December 31, 2010, 2009, and 2008

During the year ended December 31, 2010, we had a net increase in net assets resulting from operations of $10,586,850.

During the years ended December 31, 2009, and 2008, we had net decreases in net assets resulting from operations of $148,465, and $49,181,497, respectively.

Investment Income and Expenses:

During the years ended December 31, 2010, 2009, and 2008, we had net operating losses of $7,555,807, $8,761,215, and $10,687,151, respectively.  The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expense of $2,088,091 in 2010, $3,089,520 in 2009, and $5,965,769 in 2008 associated with the granting of stock options.  During the years ended December 31, 2010, 2009, and 2008, total investment income was $446,038, $247,848, and $1,987,347, respectively.  During the years ended December 31, 2010, 2009, and 2008, total operating expenses were $8,001,845, $9,009,063, and $12,674,498, respectively.

During 2010, as compared with 2009, investment income increased from $247,848 to $446,038, reflecting an increase in interest income from bridge notes and the participation agreement, offset by a decrease in our average holdings of U.S. government securities as well as a substantial decrease in interest rates.  The average yield on our U.S. government securities decreased from 0.3 percent for the year ended December 31, 2009, to 0.1 percent for the year ended December 31, 2010.  During the twelve months ended December 31, 2010, our average holdings of such securities were $47,139,264, as compared with $52,154,428 during the year ended December 31, 2009.

Operating expenses, including non-cash, stock-based compensation expenses, were $8,001,845 and $9,009,063 for the twelve months ended December 31, 2010, and December 31, 2009, respectively.  The decrease in operating expenses for the twelve months ended December 31, 2010, as compared with the twelve months ended December 31, 2009, was primarily owing to decreases in salaries, benefits and stock-based compensation expense, administration and operations expense and professional fees, offset by an increase in rent expense, directors' fees and expenses, and custody fees.  Salaries, benefits and stock-based compensation expense decreased by $1,040,081, or 16.4 percent, through December 31, 2010, as compared with December 31, 2009, primarily as a result of a decrease in non-cash expense of $1,001,429 associated with the Harris & Harris Group, Inc. 2006 Equity Incentive Plan (the "Stock Plan").  While the non-cash, stock-based, compensation expense for the Stock Plan increased our operating expenses by $2,088,091, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value.  The non-cash, stock-based, compensation expense and corresponding increase to our additional paid-in capital may increase in future quarters.  Administration and operations expense decreased by $114,504, or 10.2 percent, for the year ended December 31, 2010, as compared with the year ended December 31, 2009, primarily as a result of a decrease in our directors' and officers' liability insurance expense and decreases in the expenses related to the annual report and proxy, offset by increases in the cost of non-employee related insurance and expenses associated with the relocation of our corporate headquarters in New York City.  Professional fees decreased by $14,551, or 1.9 percent, for the year ended December 31, 2010, as compared with the year ended December 31, 2009, primarily as a result of a decrease in accounting and legal fees, offset by an increase in certain consulting fees.  Rent expense increased $85,628, or 27.1 percent, for the year ended December 31, 2010.  Our rent expense of $402,232 for the year ended December 31, 2010, includes $319,129 of rent paid in cash and $83,103 of non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term.  Our cash-based rent expense in 2009 was $316,604.  Our rent paid in cash of $319,129 includes $47,094 of real estate tax escalation charges from 2003 to 2010 paid on our previous corporate headquarters located at 111 West 57 Street in New York City.  For the year ended December 31, 2010, we had a loss of $56,540 as a result of abandoning our lease at our former office prior to the end of the lease term, which expired in April 2010.  Directors' fees and expenses increased by $6,773, or 2.0 percent, for the year ended December 31, 2010, as compared with the year ended December 31, 2009, primarily as a result of increases in directors' travel-related expenses.  Custody fees increased by $12,543, or 15.0 percent, for the year ended December 31, 2010, as compared with the year ended December 31, 2009, owing to the higher fees charged by our new custodian, The Bank of New York Mellon, which has more expertise in working with investment companies than our prior custodian.

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

Operating expenses, including non-cash, stock-based compensation expenses, were $9,009,063 and $12,674,498 for the twelve months ended December 31, 2009, and December 31, 2008, respectively.  The decrease in operating expenses for the twelve months ended December 31, 2009, as compared with the twelve months ended December 31, 2008, was primarily owing to decreases in salaries, benefits and stock-based compensation expense and to decreases in administration and operations expense and directors’ fees and expenses, offset by increases in professional fees, rent expense and custody fees.  Salaries, benefits and stock-based compensation expense decreased by $3,763,191, or 37.3 percent, through December 31, 2009, as compared with December 31, 2008, primarily as a result of a decrease in non-cash expense of $2,876,249 associated with the Stock Plan and a decrease in salaries and benefits owing primarily to a decrease in our headcount, mainly the retirement of Charles E. Harris.  At December 31, 2009, we had 11 full-time employees, as compared with 12 full-time employees at December 31, 2008.  While the non-cash, stock-based, compensation expense for the Stock Plan increased our operating expenses by $3,089,520, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value.  The non-cash, stock-based, compensation expense and corresponding increase to our additional paid-in capital may increase in future quarters.  Administration and operations expense decreased by $34,759, or 3.0 percent, for the year ended December 31, 2009, as compared with the year ended December 31, 2008, primarily as a result of a decrease in our directors' and officers' liability insurance expense and decreases in the cost of non-employee related insurance and managing directors’ travel-related expenses.  Directors' fees and expenses decreased by $29,156, or 7.9 percent, for the year ended December 31, 2009, primarily as a result of fewer meetings held during the year, as compared with the year ended December 31, 2008.  Professional fees increased by $73,070, or 10.5 percent, for the year ended December 31, 2009, as compared with the year ended December 31, 2008, primarily as a result of an increase in certain legal, consulting and accounting fees.  Rent expense increased $40,581, or 14.7 percent, for the year ended December 31, 2009, owing to a full year of higher rent associated with our Palo Alto office lease which became effective July 1, 2008.  Custody fees increased by $51,850, or 164.0 percent, for the year ended December 31, 2009, as compared with the year ended December 31, 2008.  This increase is owing to the higher fees charged by our new custodian, The Bank of New York Mellon, who has more expertise in working with investment companies.

Realized Income and Losses from Investments:

During the years ended December 31, 2010, 2009, and 2008, we realized net losses on investments of $3,740,518, $11,105,577, and $8,323,634, respectively.  The variation in these results is primarily owing to variations in gross realized gains and losses from investments and income taxes in each of the three years.  For the years ended December 31, 2010, 2009, and 2008, we realized losses from investments, before taxes, of $3,736,057, $11,106,330, and $8,289,513, respectively.  Income tax expense (benefit) for the years ended December 31, 2010, 2009, and 2008 was $4,461, $(753), and $34,121, respectively.

During the year ended December 31, 2010, we realized net losses of $3,736,057, consisting primarily of realized losses on a portion of our investment in Kovio, Inc., of $257,007, on a portion of our investment in Mersana Therapeutics, Inc., of $190,902, in NanoGram Corporation of $3,136,552, in Orthovita, Inc., of $167,300, and realized losses on the disposal of fixed assets, offset by realized gains on our investment in Satcon Technology Corporation of $14,320 and realized gains on the sale of U.S. government securities.  The realized losses on our investments in Kovio, Inc., and Mersana Therapeutics, Inc., were owing to the termination and expiration of certain warrants, respectively.  The warrant from Kovio, Inc., was terminated pursuant to the terms of the Series A' financing which closed during the second quarter of 2010.  The warrant from Mersana Therapeutics, Inc., expired unexercised on October 21, 2010.  On July 11, 2010, NanoGram was acquired for an undisclosed amount;  holders of common stock did not receive any proceeds from this transaction.  During the second quarter of 2010, we received a dividend payment of $13,218 representing our pro rata portion of the residual net proceeds from the liquidation of Optiva, Inc.  We had invested in Optiva during 2002, and in 2005, it began liquidation under an assignment for the benefit of creditors.  This sum represents the final payment from the liquidation.

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

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the year ended December 31, 2010, net unrealized depreciation on total investments decreased by $21,883,175.

During the year ended December 31, 2009, net unrealized depreciation on total investments decreased by $19,718,327.

During the year ended December 31, 2008, net unrealized depreciation on total investments increased by $30,170,712.

During the year ended December 31, 2010, net unrealized depreciation on our venture capital investments decreased by $21,869,464, or 152.2 percent, from net unrealized depreciation of $14,366,426 at December 31, 2009, to net unrealized appreciation of $7,503,038 at December 31, 2010, owing primarily to increases in the valuations of the following investments held:

Investment	Amount of Write-Up

BioVex Group, Inc.	$9,060,913
D-Wave Systems, Inc.	1,121,841
Ensemble Therapeutics Corporation	500,000
Laser Light Engines, Inc.	118,907
Mersana Therapeutics, Inc.	937,882
Metabolon, Inc.	58,366
Questech Corporation	72,755
SiOnyx, Inc.	3,076,044
Solazyme, Inc.	10,971,812
Xradia, Inc.	3,555,811

The write-ups for the year ended December 31, 2010, were partially offset by decreases in the valuations of the following investments held:

Investment	Amount of Write-Down

Ancora Pharmaceuticas Inc.	$301,573
Bridgelux, Inc.	220,252
GEO Semiconductor Inc.	11,830
Innovalight, Inc.	1,241,665
Kovio, Inc.	1,750,165
Molecular Imprints, Inc.	2,031,749
Nanosys, Inc.	280,649
NeoPhotonics Corporation	1,519,991
Nextreme Thermal Solutions, Inc.	3,854,600
PolyRemedy, Inc.	53,893
TetraVitae Bioscience, Inc.	125,000

We had a decrease in unrealized depreciation for Kovio, Inc., of $227,469, and Mersana Therapeutics, Inc., of $171,752, owing to the termination and expiration of certain warrants, respectively.  The warrant for Kovio, Inc., was terminated pursuant to the terms of the Series A' financing which closed during the second quarter of 2010.  The warrant for Mersana Therapeutics, Inc., expired unexercised on October 21, 2010.

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

We had a decrease in unrealized depreciation owing to foreign currency translation of $178,295 on our investment in D-Wave Systems, Inc.

Unrealized depreciation on our U.S. government securities portfolio decreased from unrealized depreciation of $12,443 at December 31, 2009, to unrealized appreciation of $1,268 at December 31, 2010.

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

Financial Condition

December 31, 2010

At December 31, 2010, our total assets and net assets were $149,289,168 and $146,853,912, respectively.  Our net asset value per share at that date was $4.76, and our shares outstanding increased to 30,878,164 as of December 31, 2010.

Significant developments in the twelve months ended December 31, 2010, included an increase in the holdings of our venture capital investments of $28,126,941 and a decrease in our holdings of U.S. government obligations and cash of $15,527,510.  The increase in the value of our venture capital investments from $78,023,481 at December 31, 2009, to $106,150,422 at December 31, 2010, resulted primarily from an increase in the net value of our venture capital investments of $18,132,021 and by four new and 27 follow-on investments of $10,060,721.  The decrease in the value of our U.S. government obligations and cash from $57,559,046 at December 31, 2009, to $42,031,536 at December 31, 2010, is primarily owing to the payment of cash for operating expenses of $5,672,401 and to new and follow-on venture capital investments totaling $10,060,721.

The following table is a summary of additions to our portfolio of venture capital investments made during the twelve months ended December 31, 2010:

New Investments	Amount of Investment

ABS Materials, Inc.	$250,000
Satcon Technology Corporation	99,957
GEO Semiconductor Inc.	500,000
Ultora, Inc.	1,250

Follow-On Investments	Amount of Investment

ABS Materials, Inc.	$125,000
Ancora Pharmaceuticals Inc.	500,000
Ancora Pharmaceuticals Inc.	600,000
Ancora Pharmaceuticals Inc.	400,000
Ancora Pharmaceuticals Inc.	300,000
BioVex Group, Inc.	354,390
BioVex Group, Inc.	323,077
Bridgelux, Inc.	250,041
Cambrios Technologies Corporation	92,400
D-Wave Systems, Inc.	580,257
Kovio, Inc.	526,225
Laser Light Engines, Inc.	250,000
Laser Light Engines, Inc.	250,000
Laser Light Engines, Inc.	40,000
Laser Light Engines, Inc.	90,000
Laser Light Engines, Inc.	910,000
Mersana Therapeutics, Inc.	87,500
Mersana Therapeutics, Inc.	84,475
Nanosys, Inc.	496,573
NeoPhotonics Corporation	2,455
NeoPhotonics Corporation	2,109
Orthovita, Inc.	98,427
Satcon Technology Corporation	22,134
Satcon Technology Corporation	27,960
SiOnyx, Inc.	339,760
SiOnyx, Inc.	956,740
Solazyme, Inc.	1,499,991

Total	$10,060,721

The following tables summarize the values of our portfolios of venture capital investments and U.S. government obligations, as compared with their cost, at December 31, 2010, and December 31, 2009:

	December 31,
	2010	2009
Venture capital investments, at cost	$98,647,384	$92,389,907
Net unrealized appreciation (depreciation)(1)	7,503,038	(14,366,426)
Venture capital investments, at value	$106,150,422	$78,023,481

	December 31,
	2010	2009
U.S. government obligations, at cost	$38,273,349	$55,960,024
Net unrealized appreciation
(depreciation)(1)	1,268	(12,443)
U.S. government obligations, at value	$38,274,617	$55,947,581

(1) At December 31, 2010, and December 31, 2009, the net accumulated unrealized appreciation (depreciation) on investments was $7,504,306 and $(14,378,869), respectively.

December 31, 2009

At December 31, 2009, our total assets and net assets were $136,109,101 and $134,158,258, respectively.  Our net asset value per share at that date was $4.35, and our shares outstanding increased to 30,859,593 as of December 31, 2009.

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

Cash Flow

Year Ended December 31, 2010

Net cash used in operating activities for the year ended December 31, 2010, was $5,843,791, primarily reflecting the payment of operating expenses.

Net cash provided by investing activities for the year ended December 31, 2010, was $7,968,532, primarily reflecting proceeds from the sale of U.S. government securities of $17,700,144 and venture capital investments of $408,899, offset by venture capital investments of $10,050,721.

Cash provided by financing activities for the year ended December 31, 2010, was $20,713, resulting from the exercise of stock options, offset by the payment of certain offering costs relating to the public follow-on offering that closed on October 9, 2009.

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

Liquidity and Capital Resources

 Our liquidity and capital resources are generated and are generally available through our cash holdings, interest earned on our investments on U.S. government securities, cash flows from the sales of U.S. government securities and payments received on our venture debt investments, proceeds from periodic follow-on equity offerings and realized capital gains retained for reinvestment.

We fund our day-to-day operations using interest earned and proceeds from the sales of our investments in U.S. government securities and interest earned from our venture debt securities.  The increase or decrease in the valuations of our portfolio companies does not impact our daily liquidity.  At December 31, 2010, and December 31, 2009, we had no investments in money market mutual funds.  We have not issued any debt securities, and, therefore, are not subject to credit agency downgrades.

As a venture capital company, it is critical that we have capital available to support our best companies until we have an opportunity for liquidity in our investments.  As such, we will continue to maintain a substantial amount of liquid capital on our balance sheet.  However, to complement our equity-focused portfolio investing, we seek to invest some of this capital in venture debt where we will have more defined investment return timelines than we currently have in our existing portfolio.  In addition, in the future, we may from time to time opt to borrow money to make investments, specifically in debt securities that generate cash flow and have a known timeframe for return on investment.

On February 24, 2011, we established a new $10 million three-year revolving credit facility with TD Bank, N.A., to be used in conjunction with our venture debt investments.

We believe that the difficult venture capital environment may continue to adversely affect the valuation of investment portfolios, tighter lending standards and reduced access to capital.  These conditions may lead to a further decline in net asset value and/or decline in valuations of our portfolio companies.  Although we cannot predict future market conditions, we continue to believe that our current cash and U.S. government security holdings and our ability to adjust our investment pace will provide us with adequate liquidity to execute our current business strategy.

Except for a rights offering, we are also generally not able to issue and sell our common stock at a price below our net asset value per share, exclusive of any distributing commission or discount, without shareholder approval.  As of December 31, 2010, our net asset value was $4.76 per share and our closing market price was $4.38 per share.  We do not currently have shareholder approval to issue or sell shares below our net asset value per share.

December 31, 2010

At December 31, 2010, and December 31, 2009, our total net primary liquidity was $42,079,934 and $57,642,233, respectively.

Our primary liquidity, which is comprised of our cash, U.S. government securities, receivables from unsettled trades, receivables from portfolio companies and interest receivables, are adequate to cover our gross cash operating expenses.  Our gross cash operating expenses for 2010 and 2009 totaled $5,672,401 and $5,683,624, respectively.

The decrease in our primary liquidity from December 31, 2009, to December 31, 2010, is primarily owing to the use of funds for investments and payment of net operating expenses.

At December 31, 2010, and December 31, 2009, our secondary liquidity was $0 and $226,395, respectively.  Our secondary liquidity consists of our publicly traded securities.  Although these companies are publicly traded, their stock may not trade at high volumes and prices can be volatile, or our stock may be subject to restrictions on transfer, such as lock-up provisions, which may restrict our ability to sell our positions at any given time.

On October 9, 2009, we completed the sale of 4,887,500 shares of our common stock at a price of $4.75 per share to the public for total gross proceeds of $23,215,625; net proceeds of this offering, after placement agent fees and offering costs of $2,000,413, were $21,215,212.  We intend to use, and have been using, the net proceeds of this offering to make new investments in nanotechnology, as well as for follow-on investments in our existing venture capital investments and for working capital.  Through December 31, 2010, we have used all of the net proceeds from this offering for these purposes.

On October 26, 2009, we filed a post-effective amendment to our shelf registration statement on Form N-2 to deregister 2,112,500 shares of common stock that were not sold in the public offering that closed on October 9, 2009.

On July 1, 2008, we signed a five-year lease for office space at 420 Florence Street, Suite 200, Palo Alto, California, commencing on August 1, 2008, and expiring on August 31, 2013.  Total rent expense for our office space in Palo Alto was $128,962 in 2010, $125,205 in 2009 and $51,525 in 2008.  Future minimum lease payments in each of the following years are: 2011 - $132,831; 2012 - $136,816 and 2013 - $93,135.

On September 24, 2009, we signed a ten-year lease for office space at 1450 Broadway, New York, New York.  The lease commenced on January 21, 2010, and this office space replaced our corporate headquarters previously located at 111 West 57th Street in New York City.   The base rent is $36 per square foot with a 2.5 percent increase per year over the 10 years of the lease, subject to a full abatement of rent for four months and a rent credit for six months throughout the lease term.  The lease expires on December 31, 2019.  Total rent expense for our office space in New York City was $215,319 in 2010. Future minimum lease payments in each of the following years are: 2011 - $188,756; 2012 - $236,768; 2013 - $242,688; 2014 - $248,755; 2015 - $278,394; and thereafter for the remaining term – an aggregate of $1,184,689.

On January 21, 2010, we relocated our corporate headquarters from 111 West 57th Street in New York City to 1450 Broadway in New York City.  The lease and sublease for our offices at 111 West 57th Street expired on April 17, 2010 and on April 29, 2010, respectively.  Total rent expense for the office space at 111 West 57th Street was $57,951 in 2010, $191,399 in 2009 and $186,698 in 2008.  Our rent expense in 2010 of $57,951 includes $47,094 of real estate tax escalation charges from 2003 to 2010 paid on the office space at 111 West 57th Street.

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

Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the SEC and GAAP.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets.  (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.")  As of December 31, 2010, our financial statements include privately held venture capital investments valued at $106,150,422, the fair values of which were determined in good faith by, or under the direction of, the Board of Directors.  As of December 31, 2010, approximately 72 percent of our net assets represent investments in portfolio companies valued at fair value by the Board of Directors.

Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment, although our valuation policy is intended to provide a consistent basis for determining fair value of the portfolio investments.  Factors that may be considered include, but are not limited to, the cost of the Company’s investment;  transactions in the portfolio company’s securities or unconditional firm offers by responsible parties; the financial condition and operating results of the company; the long-term potential of the business and technology of the company; the values of similar securities issued by companies in similar businesses; multiples to revenues, net income or EBITDA that similar securities issued by companies in similar businesses receive; the proportion of the company’s securities we own and the nature of any rights to require the company to register restricted securities under the applicable securities laws; the achievement of milestones; and the rights and preferences of the class of securities we own as compared with other classes of securities the portfolio has issued.

In addition, with respect to our debt investments for which no readily available market quotations are available, we will generally consider the financial condition and current and expected future cash flows of the portfolio company; the creditworthiness of the portfolio company and its ability to meet its current debt obligations; the relative seniority of our debt investment within the portfolio company’s capital structure; the availability and value of any available collateral; and changes in market interest rates and credit spreads for similar debt investments.

Historically, difficult venture capital environments have resulted in companies not receiving financing and being subsequently closed down with a loss of investment to venture investors, and other companies receiving financing but at significantly lower valuations than the preceding rounds, leading to very deep dilution for those who do not participate in the new rounds of investment.  Our best estimate of this non-performance risk has been quantified and included in the valuation of our portfolio companies as of December 31, 2010.

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

As of December 31, 2010, all of our privately held portfolio investments were classified as Level 3 in the hierarchy, indicating a high level of judgment required in their valuation.

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

The discount rate reflects the current rate at which the post-retirement medical benefit and pension liabilities could be effectively settled considering the timing of expected payments for plan participants.  In estimating this rate, we consider the Citigroup Pension Liability Index in the determination of the appropriate discount rate assumptions.  The weighted average rate we utilized to measure our post retirement medical benefit obligation as of December 31, 2010, and to calculate our 2011 expense was 5.68 percent.  We used a discount rate of 5.75 percent to calculate our pension obligation for the Executive Mandatory Retirement Benefit Plan.

Recent Developments — Portfolio Companies

 On January 13, 2011, the Company received a warrant to purchase 86,102 shares of Series G Preferred Stock of BioVex Group, Inc., in connection with a contingent equity facility.

On January 24, 2011, BioVex Group, Inc., entered into a definitive acquisition agreement with Amgen, Inc., for the acquisition of BioVex Group, Inc.  On March 4, 2011, the transaction was completed. On March 11, 2011, the Company received its upfront payment of $7,702,470, which did not include $958,296 held in escrow.  On December 31, 2010, the value of our investment in BioVex was $11,430,062, which included the upfront payment and certain discounts applied to future escrow and milestone payments BioVex may be eligible to receive.

On January 26, 2011, the Company made an $813,805 follow-on investment in a privately held tiny technology portfolio company.

On February 2, 2011, NeoPhotonics Corporation priced its IPO of 7,500,000 shares of common stock at $11 per share.  Our investment was converted into 400,907 shares of common stock.  These shares are subject to a lock-up period of 180 days.  We purchased an additional 50,000 shares of common stock in the IPO.    At December 31, 2010, the value of our investment in NeoPhotonics was $4,249,615.  On March 14, 2011, the closing price of NeoPhotonics' common stock was $9.88 per share on the New York Stock Exchange.

On February 22, 2011, the Company made a $750,000 investment in a senior secured non-convertible debt security of Nano-Terra, Inc., that included warrants for the purchase of 446,248 shares of Series A-2 Preferred Stock of Nano-Terra, Inc.

On February 24, 2011, the Company established a new $10 million three-year revolving credit facility with TD Bank, N.A., to be used in conjunction with its investments in venture debt.  The facility, which matures on February 24, 2014, generally bears interest, at the Company’s option, based on (1) LIBOR plus 1.25 percent or (2) the higher of the federal funds rate plus fifty basis points (0.50 percent) or the U.S. prime rate as published in the Wall Street Journal.

On February 28, 2011, the Company completed a draw down of $1,250,000 from its $10 million credit facility to fund our investments in venture debt.  As of March 15, 2011, we had $1,400,000 in outstanding principal in venture debt investments.

On February 28, 2011, the Company sold its 612,061 shares of Series S-2 Convertible Preferred Stock of Siluria Technologies, Inc., for an amount not materially different from the value of the shares as of December 31, 2010.

On March 1, 2011, the Company made a $150,000 follow-on investment in a subordinated secured non-convertible debt security of GEO Semiconductor, Inc., that included warrants for the purchase of 10,000 shares of Series A Preferred Stock.

On March 3, 2011, the Company made a $272,369 follow-on investment in a privately held tiny technology portfolio company.

On March 11, 2011, Solazyme, Inc., filed a registration statement on Form S-1 to register its shares of common stock for an IPO.   There can be no assurance that this company will successfully complete an IPO, and a variety of factors, including stock market and general business conditions, could lead it to terminate such efforts to complete an IPO.

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

Because there is typically no public market for our interests in the small privately held companies in which we invest, the valuation of the equity interests in that portion of our portfolio is determined in good faith by our Board of Directors with the assistance of our Valuation Committee, comprised of the independent members of our Board of Directors, in accordance with our Valuation Procedures.  In the absence of a readily ascertainable market value, the determined value of our portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed.  Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment, although our valuation policy is intended to provide a consistent basis for determining fair value of the portfolio investments.  Factors that may be considered include, but are not limited to, readily available public market quotations; the cost of the Company’s investment;  transactions in the portfolio company’s securities or unconditional firm offers by responsible parties; the financial condition and operating results of the company; the long-term potential of the business and technology of the company; the values of similar securities issued by companies in similar businesses; multiples to revenues, net income or EBITDA that similar securities issued by companies in similar businesses receive; the proportion of the company’s securities we own and the nature of any rights to require the company to register restricted securities under the applicable securities laws; the achievement of milestones; and the rights and preferences of the class of securities we own as compared with other classes of securities the portfolio has issued.  In addition, with respect to our debt investments for which no readily available market quotations are available, we will generally consider the financial condition and current and expected future cash flows of the portfolio company; the creditworthiness of the portfolio company and its ability to meet its current debt obligations; the relative seniority of our debt investment within the portfolio company’s capital structure; the availability and value of any available collateral; and changes in market interest rates and credit spreads for similar debt investments.  Any changes in valuation are recorded in our Consolidated Statements of Operations as "Net decrease in unrealized depreciation on investments."  Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.

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

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates.  As of December 31, 2010, our one venture debt investment, GEO Semiconductor Inc., was at a fixed rate.  As of December 31, 2010, we had no debt outstanding and funded our investment in GEO Semiconductor from cash on our balance sheet.  A change in interest rates would, therefore, not have a material effect on our net investment income.  In the future, some of our venture debt investments may be at variable rates.  Because we intend to fund a portion of our venture debt investments with borrowings, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow.  As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in future quarters.

We generally also invest in both short and long-term U.S. government and agency securities.  To the extent that we invest in short and long-term U.S. government and agency securities, changes in interest rates result in changes in the value of these obligations that result in an increase or decrease of our net asset value.  The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements,  and the quantity and duration of  long-term U.S. government and agency securities held by the Company, and it will vary from period to period.  If the average interest rate on U.S. government securities at December 31, 2010, were to increase by 25, 75 and 150 basis points, the average value of these securities held by us at December 31, 2010, would decrease by approximately $95,687, $287,060 and $574,119, respectively, and the portion of our net asset value attributable to such securities would decrease correspondingly.

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

Foreign Currency Risk

Most of our investments are denominated in U.S. dollars.  We currently have one investment denominated in Canadian dollars.  We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates.  The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates is $387,740 at December 31, 2010.

Item 8.         Consolidated Financial Statements and Supplementary Data.

HARRIS & HARRIS GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

The following reports and consolidated financial schedules of Harris & Harris Group, Inc. are filed herewith and included in response to Item 8.

Page
Documents

Management's Report on Internal Control Over Financial Reporting	73
Report of Independent Registered Public Accounting Firm	74

Consolidated Financial Statements

Consolidated Statements of Assets and Liabilities as of December 31, 2010, and 2009	76

Consolidated Statement of Operations for the years ended December 31, 2010, 2009, and 2008	77

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008	78

Consolidated Statements of Changes in Net Assets for the years ended December 31, 2010, 2009, and 2008	79

Consolidated Schedule of Investments as of December 31, 2010	80-90

Consolidated Schedule of Investments as of December 31, 2009	91-101

Footnote to Consolidated Schedule of Investments	102-105

Notes to Consolidated Financial Statements	106-125

Financial Highlights for the years ended December 31, 2010, 2009, and 2008	126

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the results of this assessment, management (including our Chief Executive Officer and Chief Financial Officer) has concluded that, as of December 31, 2010, the Company's internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears on page 74 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Harris & Harris Group, Inc.:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, changes in net assets, cash flows, and the financial highlights present fairly, in all material respects, the financial position of Harris & Harris Group, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations, their cash flows, the changes in their net assets, and the financial highlights for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial highlights (hereinafter referred to as "financial statements"), for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing on page 73 of the 2010 Annual Report to Shareholders.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

As more fully disclosed in Note 2 of the Notes to the Consolidated Financial Statements, the financial statements include investments valued at $106,150,422 (72% of net assets) at December 31, 2010, the fair values of which have been estimated by the Board of Directors in the absence of readily ascertainable market values.  These estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
March 15, 2011

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2010	December 31, 2009
ASSETS
Investments, in portfolio securities at value:
Unaffiliated privately held companies
(cost: $37,480,266 and $26,977,200, respectively)	$56,315,330	$21,656,436
Unaffiliated publicly traded securities
(cost: $0 and $298,827, respectively)	0	226,395
Non-controlled affiliated privately held companies
(cost: $51,451,965 and $54,864,948, respectively)	42,775,415	50,297,220
Controlled affiliated privately held companies
(cost: $9,715,153 and $10,248,932, respectively)	7,059,677	5,843,430
Total, investments in private portfolio companies and public securities at value
(cost: $98,647,384 and $92,389,907, respectively)	$106,150,422	$78,023,481
Investments, in U.S. Treasury obligations at value
(cost: $38,273,349 and $55,960,024, respectively)	38,274,617	55,947,581
Cash	3,756,919	1,611,465
Restricted funds (Note 2)	2,751	2,000
Receivable from portfolio company	10,000	28,247
Interest receivable	5,924	25,832
Prepaid expenses	379,705	94,129
Other assets	708,830	376,366
Total assets	$149,289,168	$136,109,101

LIABILITIES & NET ASSETS

Post retirement plan liabilities (Note 7)	$1,506,906	$1,369,843
Accounts payable and accrued liabilities	589,592	579,162
Deferred rent	338,758	1,838
Total liabilities	2,435,256	1,950,843

Net assets	$146,853,912	$134,158,258

Net assets are comprised of:
Preferred stock, $0.10 par value, 2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares authorized at 12/31/10 and 12/31/09; 32,706,904 issued at 12/31/10 and 32,688,333 issued at 12/31/09	327,070	326,884
Additional paid in capital (Note 10)	208,085,735	205,977,117
Accumulated net operating and realized loss	(65,657,668)	(54,361,343)
Accumulated unrealized appreciation (depreciation) of investments	7,504,306	(14,378,869)
Treasury stock, at cost (1,828,740 shares at 12/31/10 and 12/31/09)	(3,405,531)	(3,405,531)

Net assets	$146,853,912	$134,158,258

Shares outstanding	30,878,164	30,859,593

Net asset value per outstanding share	$4.76	$4.35

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Investment income:
Interest from:
Fixed-income securities and bridge notes	$415,788	$214,760	$1,971,178
Miscellaneous income	30,250	33,088	16,169
Total investment income	446,038	247,848	1,987,347

Expenses:
Salaries, benefits and stock-based compensation (Note 5)	5,287,386	6,327,467	10,090,658
Administration and operations	1,010,762	1,125,266	1,160,025
Professional fees	752,526	767,077	694,007
Rent (Note 2)	402,232	316,604	276,023
Directors' fees and expenses	345,000	338,227	367,383
Custody fees	96,000	83,457	31,607
Depreciation	51,399	50,965	54,795
Lease termination costs (Note 2)	56,540	0	0
Total expenses	8,001,845	9,009,063	12,674,498

Net operating loss	(7,555,807)	(8,761,215)	(10,687,151)

Net realized (loss) gain from investments:
Realized (loss) gain from:
Unaffiliated companies	13,218	(2,264,330)	3,588
Non-controlled affiliated companies	(3,584,461)	(8,841,675)	(6,509,404)
Publicly traded companies	(152,980)	0	0
Controlled affiliated companies	0	0	(2,893,487)
U.S. Treasury obligations/other	(11,834)	(325)	1,109,790
Realized loss from investments	(3,736,057)	(11,106,330)	(8,289,513)

Income tax expense (benefit) (Note 8)	4,461	(753)	34,121
Net realized loss from investments	(3,740,518)	(11,105,577)	(8,323,634)

Net decrease (increase) in unrealized depreciation on investments:
Change as a result of investment sales	3,608,205	11,090,579	8,292,072
Change on investments held	18,274,970	8,627,748	(38,462,784)
Net decrease (increase) in unrealized depreciation on investments	21,883,175	19,718,327	(30,170,712)

Net increase (decrease) in net assets resulting from operations	$10,586,850	$(148,465)	$(49,181,497)

Per average basic and diluted outstanding share	$0.34	$(0.01)	$(1.99)

Average outstanding shares	30,866,239	27,025,995	24,670,516

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008

Cash flows (used in) provided by operating activities:
Net increase (decrease) in net assets resulting from operations	$10,586,850	$(148,465)	$(49,181,497)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized and unrealized (gain) loss on investments	(18,147,118)	(8,611,997)	38,460,225
Depreciation of fixed assets, amortization of premium or discount on U.S. government securities, and bridge note interest	(341,861)	12,363	(179,809)
Stock-based compensation expense	2,088,091	3,089,520	5,965,769

Changes in assets and liabilities:
Restricted funds	(751)	189,955	2,475,065
Receivable from portfolio company	18,247	(28,247)	524
Interest receivable	(2,883)	35,365	621,856
Prepaid expenses	(285,576)	390,438	4,100
Other receivables	7,187	(7,454)	0
Return of security deposits on leased properties	44,376	0	0
Other assets	(294,766)	(52,965)	88,936
Post retirement plan liabilities	137,063	(29,205)	102,210
Accounts payable and accrued liabilities	10,430	(110,138)	(2,529,325)
Deferred rent	336,920	(6,302)	(6,385)

Net cash used in operating activities	(5,843,791)	(5,277,132)	(4,178,331)

Cash flows from investing activities:
Purchase of U.S. government securities	(62,244,735)	(208,875,156)	(133,032,933)
Sale of U.S. government securities	79,944,879	205,769,329	140,831,769
Investment in affiliated portfolio companies	(6,382,357)	(10,181,931)	(16,509,963)
Investment in unaffiliated portfolio companies	(3,668,364)	(2,152,120)	(1,269,499)
Proceeds from sale of investments and conversion of bridge notes	408,899	7,365	136,837
Purchase of fixed assets	(89,790)	(1,313)	(21,969)

Net cash provided by (used in) investing activities	7,968,532	(15,433,826)	(9,865,758)

Cash flows from financing activities:
Gross proceeds from public offering (Note 10)	0	23,215,625	15,651,750
Payment of offering costs (Note 10)	(48,928)	(1,951,485)	(1,268,253)
Proceeds from stock option exercises (Note 5)	69,641	421,950	0

Net cash provided by financing activities	20,713	21,686,090	14,383,497

Net increase in cash:
Cash at beginning of the year	1,611,465	636,333	296,925
Cash at end of the year	3,756,919	1,611,465	636,333

Net increase in cash	$2,145,454	$975,132	$339,408

Supplemental disclosures of cash flow information:
Income taxes paid	$4,461	$2,179	$45,765

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended	Year Ended	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008

Changes in net assets from operations:

Net operating loss	$(7,555,807)	$(8,761,215)	$(10,687,151)
Net realized loss on investments	(3,740,518)	(11,105,577)	(8,323,634)
Net decrease in unrealized depreciation on investments as a result of sales	3,608,205	11,090,579	8,292,072
Net decrease (increase) in unrealized depreciation on investments held	18,274,970	8,627,748	(38,462,784)

Net increase (decrease) in net assets resulting from operations	10,586,850	(148,465)	(49,181,497)

Changes in net assets from capital stock transactions:

Issuance of common stock upon the exercise of stock options	186	1,125	0
Issuance of common stock on offering	0	48,875	25,450
Additional paid in capital on common stock issued net of offering expenses	20,527	21,636,090	14,358,047
Stock-based compensation expense	2,088,091	3,089,520	5,965,769

Net increase in net assets resulting from capital stock transactions	2,108,804	24,775,610	20,349,266

Net increase (decrease) in net assets	12,695,654	24,627,145	(28,832,231)

Net Assets:

Beginning of the year	134,158,258	109,531,113	138,363,344

End of the year	$146,853,912	$134,158,258	$109,531,113

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Unaffiliated Companies (3)(4) – 38.3% of net assets at value

Private Placement Portfolio (Illiquid) – 38.3% of net assets at value

BioVex Group, Inc. (5)(6)(7)(8) — Developing novel		Healthcare/
biologics for treatment of cancer and infectious disease		Biotech
Series E Convertible Preferred Stock	(M)		2,799,552	$5,839,158
Series G Convertible Preferred Stock	(M)		6,964,034	5,431,430
Warrants for Series G Convertible Preferred
Stock expiring 11/5/16	(M)		285,427	159,474
				11,430,062

Bridgelux, Inc. (5)(6) — Manufacturing high-power light		Cleantech
emitting diodes (LEDs) and arrays
Series B Convertible Preferred Stock	(M)		1,861,504	1,759,121
Series C Convertible Preferred Stock	(M)		2,130,699	2,013,510
Series D Convertible Preferred Stock	(M)		999,999	945,000
Warrants for Series C Convertible Preferred Stock expiring 12/31/14	( I )		163,900	86,867
Warrants for Series D Convertible Preferred Stock expiring 8/26/14	( I )		166,665	58,500
				4,862,998

Cobalt Technologies, Inc. (5)(6)(7)(9) — Developing processes for		Cleantech
making biobutanol through biomass fermentation
Series C Convertible Preferred Stock	(M)		352,112	375,000

Ensemble Therapeutics Corporation (5)(6)(10) — Developing DNA-		Healthcare/
Programmed ChemistryTM for the discovery of new classes of		Biotech
therapeutics
Series B Convertible Preferred Stock	(M)		1,449,275	2,000,000
Unsecured Convertible Bridge Notes (including interest)	(M)		$299,169	349,505
				2,349,505

GEO Semiconductor Inc. (7)(11) — Developing programmable,		Electronics/
high-performance video and geometry processing solutions		Semi-
Participation Agreement with Montage Capital relating		conductors
to the following assets:
Senior Secured Debt, 13.75%, maturing on 06/30/12	( I )		$500,000	424,920
Warrants for Series A Preferred Stock expiring on 09/17/17	( I )		100,000	46,500
				471,420

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Unaffiliated Companies (3)(4) – 38.3% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 38.3% of net assets at value (Cont.)

Molecular Imprints, Inc. (5)(6) — Manufacturing nanoimprint		Semi-
lithography capital equipment		conductors
Series B Convertible Preferred Stock	(M)		1,333,333	$1,861,111
Series C Convertible Preferred Stock	(M)		1,250,000	2,013,889
Warrants for Series C Convertible Preferred Stock expiring 12/31/11	( I )		125,000	69,375
				3,944,375

Nanosys, Inc. (5)(6) — Developing inorganic nanowires and		Cleantech
quantum dots for use in batteries and LED-backlit devices
Series C Convertible Preferred Stock	(M)		803,428	916,225
Series D Convertible Preferred Stock	(M)		1,016,950	1,239,680
Series E Convertible Preferred Stock	(M)		433,688	745,076
				2,900,981

		Electronics/
Nantero, Inc. (5)(6)(7) — Developing a high-density, nonvolatile,		Semi-
random access memory chip, enabled by carbon nanotubes		conductors
Series A Convertible Preferred Stock	(M)		345,070	1,046,908
Series B Convertible Preferred Stock	(M)		207,051	628,172
Series C Convertible Preferred Stock	(M)		188,315	571,329
				2,246,409

NeoPhotonics Corporation (5)(6)(12) — Developing and manufacturing		Other
optical devices and components
Common Stock	(M)		45,214	479,269
Series 1 Convertible Preferred Stock	(M)		73,250	776,450
Series 2 Convertible Preferred Stock	(M)		29,675	314,555
Series 3 Convertible Preferred Stock	(M)		110,000	1,166,000
Series X Convertible Preferred Stock	(M)		142,768	1,513,341
				4,249,615

Polatis, Inc. (5)(6)(7) — Developing MEMS-based optical		Other
networking components
Common Stock	(M)		16,438	0
Series A-1 Convertible Preferred Stock	(M)		16,775	0
Series A-2 Convertible Preferred Stock	(M)		71,611	0
Series A-4 Convertible Preferred Stock	(M)		4,774	0
				0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Unaffiliated Companies (3)(4) – 38.3% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 38.3% of net assets at value (Cont.)

PolyRemedy, Inc. (5)(6)(7) — Developing a platform for		Healthcare/
producing and tracking the use of wound treatment patches		Biotech
Series B-1 Convertible Preferred Stock	(M)		287,647	$23,466
Series B-2 Convertible Preferred Stock	(M)		676,147	30,427
				53,893

Siluria Technologies, Inc. (5)(6)(7)(13) — Developing nanomaterials		Cleantech
for manufacturing of chemicals
Series S-2 Convertible Preferred Stock	(M)		612,061	204,000

Solazyme, Inc. (5)(6)(7) — Developing algal biodiesel, industrial		Cleantech
chemicals and specialty ingredients using synthetic biology
Series A Convertible Preferred Stock	(M)		988,204	9,961,096
Series B Convertible Preferred Stock	(M)		495,246	4,992,080
Series C Convertible Preferred Stock	(M)		651,309	6,565,195
Series D Convertible Preferred Stock	(M)		169,390	1,707,451
				23,225,822

TetraVitae Bioscience, Inc. (5)(6)(7)(14) — Developing methods		Cleantech
of producing alternative chemicals and fuels through biomass fermentation
Common Stock	(M)		118,804	0

Ultora, Inc. (5)(6)(7)(11) — Developing energy-storage devices		Cleantech
enabled by carbon nanotubes
Secured Convertible Bridge Note (including interest)	(M)		$1,250	1,250

Total Unaffiliated Private Placement Portfolio (cost: $37,480,266)				$56,315,330

Total Investments in Unaffiliated Companies (cost: $37,480,266)				$56,315,330

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Non-Controlled Affiliated Companies (3)(15) – 29.1% of net assets at value

Private Placement Portfolio (Illiquid) – 29.1% of net assets at value

ABS Materials, Inc. (5)(7)(11) — Developing nano-structured		Cleantech
absorbent materials for environmental remediation and for the petroleum industry
Series A Convertible Preferred Stock	(M)		375,000	$375,000

		Electronics/
Adesto Technologies Corporation (5)(6)(7) — Developing low-power,		Semi-
high-performance memory devices		conductors
Series A Convertible Preferred Stock	(M)		6,547,619	2,420,000
Series B Convertible Preferred Stock	(M)		5,952,381	2,200,000
				4,620,000

		Electronics/
Cambrios Technologies Corporation (5)(6)(7) – Developing		Semi-
nanowire-enabled electronic materials for the display industry		conductors
Series B Convertible Preferred Stock	(M)		1,294,025	323,506
Series C Convertible Preferred Stock	(M)		1,300,000	586,690
Series D Convertible Preferred Stock	(M)		515,756	644,695
Unsecured Convertible Bridge Note (including interest)	(M)		$92,400	93,332
				1,648,223

Contour Energy Systems, Inc. (5)(6)(7)(16) — Developing batteries using		Cleantech
nanostructured materials
Series A Convertible Preferred Stock	(M)		2,565,798	2,822,378
Series B Convertible Preferred Stock	(M)		812,500	1,300,000
				4,122,378

Crystal IS, Inc. (5)(6) — Developing single-crystal		Cleantech
aluminum nitride substrates for light-emitting diodes
Common Stock	(M)		3,994,468	0
Warrants for Series A-1 Preferred Stock expiring 05/05/13	( I )		15,231	0
Warrants for Series A-1 Preferred Stock expiring 05/12/13	( I )		2,350	0
Warrants for Series A-1 Preferred Stock expiring 08/08/13	( I )		4,396	0
				0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Non-Controlled Affiliated Companies (3)(15) – 29.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 29.1% of net assets at value (Cont.)

		Electronics/
D-Wave Systems, Inc. (5)(6)(7)(17) — Developing high-		Semi-
performance quantum computing systems		conductors
Series B Convertible Preferred Stock	(M)		1,144,869	$1,343,504
Series C Convertible Preferred Stock	(M)		450,450	528,603
Series D Convertible Preferred Stock	(M)		1,533,395	1,799,439
Series E Convertible Preferred Stock	(M)		269,280	316,000
Series F Convertible Preferred Stock	(M)		258,721	303,609
Warrants for Common Stock expiring 06/30/15	( I )		153,890	74,329
				4,365,484

Enumeral Biomedical Corporation (5)(6)(7)(18) — Developing therapeutics		Healthcare/
and diagnostics through functional assaying of single cells		Biotech
Unsecured Convertible Bridge Note (including interest)	(M)		$250,000	270,493

Innovalight, Inc. (5)(6)(7) — Developing silicon-based		Cleantech
nanomaterials for use in the solar energy industry
Series B Convertible Preferred Stock	(M)		16,666,666	1,315,001
Series C Convertible Preferred Stock	(M)		5,810,577	1,734,521
Series D Convertible Preferred Stock	(M)		4,046,974	676,027
				3,725,549

		Electronics/
Kovio, Inc. (5)(6) — Developing semiconductor products		Semi-
using printed electronics and thin-film technologies		conductors
Series A' Convertible Preferred Stock	(M)		2,160,000	540,000
Series A3X' Convertible Preferred Stock	(M)		526,225	803,113
				1,343,113

Mersana Therapeutics, Inc. (5)(6)(7)(19) — Developing treatments for		Healthcare/
cancer based on novel drug delivery polymers		Biotech
Series A Convertible Preferred Stock	(M)		68,451	136,902
Series B Convertible Preferred Stock	(M)		866,500	1,733,000
Unsecured Convertible Bridge Notes (including interest)	(M)		$821,975	960,948
				2,830,850

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Non-Controlled Affiliated Companies (3)(15) –
29.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 29.1% of net assets at value (Cont.)

Metabolon, Inc. (5)(6) — Developing service and diagnostic		Healthcare/
products through the use of a metabolomics, or biochemical,		Biotech
profiling platform
Series B Convertible Preferred Stock	(M)		371,739	$1,087,608
Series B-1 Convertible Preferred Stock	(M)		148,696	435,043
Series C Convertible Preferred Stock	(M)		1,000,000	1,000,000
Warrants for Series B-1 Convertible Preferred
Stock expiring 3/25/15	( I )		74,348	95,493
				2,618,144

Nextreme Thermal Solutions, Inc. (5)(6) — Developing thin-film		Cleantech
thermoelectric devices for cooling and energy conversion
Series A Convertible Preferred Stock	(M)		17,500	23,762
Series B Convertible Preferred Stock	(M)		4,870,244	526,895
				550,657

Questech Corporation (5)(6) — Manufacturing and marketing		Other
proprietary metal and stone products for home decoration
Common Stock	(M)		655,454	498,145

		Electronics/
SiOnyx, Inc. (5)(6)(7) — Developing silicon-based optoelectronic		Semi-
products enabled by its proprietary Black Silicon		conductors
Series A Convertible Preferred Stock	(M)		233,499	160,367
Series A-1 Convertible Preferred Stock	(M)		2,966,667	2,037,507
Series A-2 Convertible Preferred Stock	(M)		4,207,537	2,889,736
Series B-1 Convertible Preferred Stock	(M)		1,892,836	1,300,000
Warrants for Series B-1 Convertible Preferred
Stock expiring 2/23/17	( I )		247,350	140,742
				6,528,352

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Non-Controlled Affiliated Companies (3)(15) –
29.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 29.1% of net assets at value (Cont.)

Xradia, Inc. (5)(6) — Designing, manufacturing and selling ultra-high		Other
resolution 3D x-ray microscopes and fluorescence imaging systems
Series D Convertible Preferred Stock	(M)		3,121,099	$9,279,027

Total Non-Controlled Private Placement Portfolio (cost: $51,451,965)				$42,775,415

Total Investments in Non-Controlled Affiliated Companies (cost: $51,451,965)				$42,775,415

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Controlled Affiliated Companies (3)(20) – 4.8% of net assets at value

Private Placement Portfolio (Illiquid) – 4.8% of net assets at value

Ancora Pharmaceuticals Inc. (5)(6)(7) — Developing synthetic		Healthcare/
carbohydrates for pharmaceutical applications		Biotech
Series B Convertible Preferred Stock	(M)		1,663,808	$9,773
Series C Convertible Preferred Stock	(M)		2,066,051	945,661
Secured Convertible Bridge Notes (including interest)	(M)		$1,800,000	1,889,534
				2,844,968

Laser Light Engines, Inc. (5)(6)(7) — Manufacturing solid-state light		Cleantech
sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	(M)		7,499,062	1,273,774
Series B Convertible Preferred Stock	(M)		13,571,848	2,940,935
				4,214,709

Total Controlled Private Placement Portfolio (cost: $9,715,153)				$7,059,677

Total Investments in Controlled Affiliated Companies (cost: $9,715,153)				$7,059,677

Total Private Placement Portfolio (cost: $98,647,384)				$106,150,422

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

	Method of	Shares/
	Valuation (1)	Principal	Value

U.S. Government Securities (21) – 26.0% of net assets at value

U.S. Treasury Bill — due date 01/13/11	(M)	$38,275,000	$38,274,617

Total Investments in U.S. Government Securities (cost: $38,273,349)			$38,274,617

Total Investments (cost: $136,920,733)			$144,425,039

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

Notes to Consolidated Schedule of Investments

(1)	See Footnote to Consolidated Schedule of Investments on page 102 for a description of the Valuation Procedures.

(2)
We classify Cleantech companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials using nanotechnology-enabled solutions.  We classify Electronics/Semiconductor companies as those that use nanotechnology to address problems in electronics-related industries, including semiconductors.  We classify Healthcare/Biotech companies as those that use nanotechnology to address problems in healthcare-related industries, including biotechnology, pharmaceuticals and medical devices.  We use the term "Other" for companies that operate primarily in industries other than those within Cleantech, Electronics/Semiconductors and Healthcare/Biotech.  These industries include photonics, metrology, test and measurement, materials, mining, decorative products and personal care products.

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

(4)
The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $37,480,266.  The gross unrealized appreciation based on the tax cost for these securities is $26,953,688. The gross unrealized depreciation based on the tax cost for these securities is $8,118,624.

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

(8)
On March 4, 2011, Amgen, Inc., and BioVex Group, Inc., announced the completion of the acquisition of BioVex Group, Inc.  With our purchase of Series E Convertible Preferred Stock of BioVex, we received a contingent warrant that was cancelled as a result of the acquisition of BioVex by Amgen.  See "Note 12. Subsequent Events."

(9)	Cobalt Technologies, Inc., also does business as Cobalt Biofuels.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

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

(11)	Initial investment was made during 2010.

(12)	On February 2, 2011, NeoPhotonics Corporation priced its initial public offering ("IPO") of 7,500,000 shares of common stock at $11 per share. See "Note 12. Subsequent Events."

(13)
On February 28, 2011, Harris & Harris Group sold its shares of Silura Technologies, Inc., for an amount not materially different from the value of the shares as of December 31, 2010.  See "Note 12.  Subsequent Events."

(14)
With our purchase of the Series B Convertible Preferred Stock of TetraVitae Bioscience, Inc., we received the right to purchase, at a price of $2.63038528 per share, a number of shares in the Series C financing equal to the number of shares of Series B Preferred Stock purchased.  The ability to exercise this right is contingent on TetraVitae Bioscience completing successfully a subsequent round of financing.  This warrant was cancelled as a result of the conversion of our preferred stock into common stock.

(15)
The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $51,451,965.  The gross unrealized appreciation based on the tax cost for these securities is $8,260,861.  The gross unrealized depreciation based on the tax cost for these securities is $16,937,411.

(16)	On February 28, 2008, Lifco, Inc., merged with CFX Battery, Inc. The surviving entity was CFX Battery, Inc. On February 24, 2010, CFX Battery, Inc., changed its name to Contour Energy Systems, Inc.

(17)
D-Wave Systems, Inc., is located and is doing business primarily in Canada.   We invested in D-Wave Systems, Inc., through D-Wave USA, a Delaware company.  Our investment is denominated in Canadian dollars and is subject to foreign currency translation.  See Note 2. Summary of Significant Accounting Policies.

(18)	On November 9, 2010, Enumeral Technologies, Inc., changed its name to Enumeral Biomedical Corporation.

(19)	Warrants expired unexercised subsequent to September 30, 2010.

(20)
The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $9,715,153.  The gross unrealized appreciation based on the tax cost for these securities is $0.  The gross unrealized depreciation based on the tax cost for these securities is $2,655,476.

(21)
The aggregate cost for federal income tax purposes of our U.S. government securities is $38,273,349.  The gross unrealized appreciation on the tax cost for these securities is $1,268.  The gross unrealized depreciation on the tax cost of these securities is $0.

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

D-Wave Systems, Inc. (5)(6)(7)(10) — Developing high-performance quantum computing systems
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

Investments in Non-Controlled Affiliated Companies (2)(14) –37.5% of net assets at value

Private Placement Portfolio (Illiquid) – 37.5% of net assets at value

Adesto Technologies Corporation (5)(6)(7) — Developing low-power,high-performance memory devices
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

Investments in Non-Controlled Affiliated Companies (2)(14) –37.5% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 37.5% of net assets at value (Cont.)

Ensemble Discovery Corporation (5)(6)(16) — Developing DNA-Programmed ChemistryTM for the discovery of new classes of therapeutics and bioassays
Series B Convertible Preferred Stock	(M)	1,449,275	$1,500,000
Unsecured Convertible Bridge Note (including interest)	(M)	$299,169	325,506
			1,825,506

Enumeral Technologies, Inc. (5)(6)(7)(13) — Developing high-value opportunities in immunology including therapeutic discovery,immune profiling and personalized medicine
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

Investments in Non-Controlled Affiliated Companies (2)(14) –37.5% of net assets at value (Cont.)

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

Investments in Non-Controlled Affiliated Companies (2)(14) –37.5% of net assets at value (Cont.)

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
Series A Convertible Preferred Stock	(M)	233,499	67,843
Series A-1 Convertible Preferred Stock	(M)	2,966,667	861,965
Series A-2 Convertible Preferred Stock	(M)	4,207,537	1,222,500
			2,152,308

Total Controlled Private Placement Portfolio (cost: $10,248,932)			$5,843,430

Total Investments in Controlled Affiliated Companies (cost: $10,248,932)			$5,843,430

Total Private Placement and Publicly Traded Portfolio (cost: $92,389,907)			$78,023,481

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2009

	Method of	Shares/
	Valuation (1)	Principal	Value

U.S. Government Securities (18) – 41.7% of net assets at value

U.S. Treasury Bill — due date 04/22/10	(M)	$10,000,000	$9,997,600
U.S. Treasury Bill — due date 06/17/10	(M)	42,175,000	42,139,151
U.S. Treasury Notes — due date 02/28/10, coupon 2.000%	(M)	3,800,000	3,810,830

Total Investments in U.S. Government Securities (cost: $55,960,024)			$55,947,581

Total Investments (cost: $148,349,931)			$133,971,062

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2009

Notes to Consolidated Schedule of Investments

(1)	See Footnote to Consolidated Schedule of Investments on page 102 for a description of the Valuation Procedures.

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

(8)
With our purchase of Series E Convertible Preferred Stock of BioVex, we received a warrant to purchase a number of shares of common stock of BioVex as determined by dividing 624,999.99 by the price per share at which the common stock is offered and sold to the public in connection with the IPO.  The ability to exercise this warrant is, therefore, contingent on BioVex completing successfully an IPO before the expiration date of the warrant on September 27, 2012.  The exercise price of this warrant shall be 110 percent of the IPO price.

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

The Valuation Committee, comprised of all of the independent Board members, is responsible for determining the valuation of the Company’s assets within the guidelines established by the Board of Directors.  The Valuation Committee receives information and recommendations from management.  An independent valuation firm also reviews select portfolio company valuations.  The independent valuation firm does not provide proposed valuations.

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

Harris & Harris Enterprises, Inc.SM, ("Enterprises") is a 100 percent wholly owned subsidiary of the Company.  Enterprises is taxed under Subchapter C of the Code (a "C Corporation").  Harris Partners I, L.P, is a limited partnership and, from time to time, may be used to hold certain interests in portfolio companies.  The partners of Harris Partners I, L.P., are Enterprises (sole general partner) and the Company (sole limited partner).  Enterprises pays taxes on any non-passive investment income generated by Harris Partners I, L.P.  For the period ended December 31, 2010, there was no non-passive investment income generated by Harris Partners I, L.P.  Enterprises, as the sole general partner, consolidates Harris Partners I, L.P.  The Company consolidates its wholly owned subsidiary, Enterprises, for financial reporting purposes.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements:

Principles of Consolidation.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company and its wholly owned subsidiary.  In accordance with GAAP and Regulation S-X, the Company may only consolidate its interests in investment company subsidiaries and controlled operating companies whose business consists of providing services to the Company.  Our wholly owned subsidiary, Enterprises, is a controlled operating company which provides services to us and is, therefore, consolidated.  All significant inter-company accounts and transactions have been eliminated in consolidation.  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Cash and Cash Equivalents.  Cash and cash equivalents include demand deposits.  Cash and cash equivalents are carried at cost which approximates fair value.

Portfolio Investment Valuations.  Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission ("SEC") and in accordance with GAAP.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets.  (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.")  At December 31, 2010, our financial statements include privately held venture capital investments valued at $106,150,422.  The fair values of our private venture capital investments were determined in good faith by, or under the direction, of the Board of Directors.  Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated.  The difference could be material.

Foreign Currency Translation.  The accounting records of the Company are maintained in U.S. dollars.  All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation.  For the twelve months ended December 31, 2010, included in the net decrease in unrealized depreciation on investments was a $178,295 unrealized gain resulting from foreign currency translation.

Securities Transactions.  Securities transactions are accounted for on the date the transaction for the purchase or sale of the securities is entered into by the Company (i.e., trade date).

Interest Income Recognition.  Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis.  When securities are determined to be non-income producing, the Company ceases accruing interest and writes off any previously accrued interest.  During the twelve months ended December 31, 2010, the Company earned $69,159 in interest on U.S. government securities, participation agreements and interest-bearing accounts.  During the twelve months ended December 31, 2010, the Company recorded $346,629 of bridge note interest.

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

Stock-Based Compensation.  The Company has a stock-based employee compensation plan.  The Company accounts for the Harris & Harris Group, Inc. 2006 Equity Incentive Plan (the "Stock Plan") by determining the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, and records these amounts as an expense in the Consolidated Statements of Operations over the vesting period with a corresponding increase to our additional paid-in capital.  At December 31, 2010, and December 31, 2009, the increase to our operating expenses was offset by the increase to our additional paid-in capital, resulting in no net impact to our net asset value.  Additionally, the Company does not record the tax benefits associated with the expensing of stock options, because the Company currently intends to qualify as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code").  The amount of non-cash, stock-based compensation expense recognized in the Consolidated Statements of Operations is based on the fair value of the awards the Company expects to vest, recognized over the vesting period on a straight-line basis for each award, and adjusted for actual options vested and pre-vesting forfeitures.  The forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate and is accounted for in the current period and prospectively.  See "Note 5. Stock-Based Compensation" for further discussion.

Income Taxes.  As we intend to qualify as a RIC under Subchapter M of the Code, the Company does not provide for income taxes.  The Company recognizes interest and penalties in income tax expense.

We pay federal, state and local income taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is a C corporation.  See "Note 8.  Income Taxes."

Restricted Funds.  At December 31, 2010, and December 31, 2009, we held $2,751 and $2,000, respectively, in restricted funds as a security deposit for our sublessors.

Property and Equipment.  Property and equipment are included in "Other Assets" and are carried at $364,202 and $69,528 at December 31, 2010, and December 31, 2009, respectively, representing cost, less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful lives of the premises and equipment.  We estimate the useful lives to be five to ten years for furniture and fixtures, three years for computer equipment, and ten years for leasehold improvements.

Rent expense.  Our lease at 1450 Broadway, New York, New York, commenced on January 21, 2010.  The lease expires on December 31, 2019.  The base rent is $36 per square foot with a 2.5 percent increase per year over the 10 years of the lease, subject to a full abatement of rent for four months and a rent credit for six months throughout the lease term.  Certain leasehold improvements were also paid for on our behalf by the landlord, the cost of which is accounted for as property and equipment and deferred rent in the accompanying Consolidated Statements of Assets and Liabilities.  These leasehold improvements are depreciated over the lease term.  We apply these rent abatements, credits, escalations and landlord payments on a straight-line basis in the determination of rent expense over the lease term.

Lease Termination Costs.  During the twelve months ended December 31, 2010, we recognized a loss of $56,540 for costs associated with vacating our offices at 111 West 57th Street, New York, New York, prior to the end of our lease in April 2010.

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

Recent Accounting Pronouncements.  In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures About Fair Value Measurements."  ASU 2010-06 requires the separate disclosure of significant transfers into and out of the Level 1 and Level 2 categories; requires fair value measurement disclosures for each class of assets and liabilities; and requires disclosures about valuation techniques and inputs used in Level 2 and Level 3 fair value measurements.  These disclosure requirements became effective at the beginning of 2010.  In addition, effective in fiscal years beginning after December 15, 2010, ASU 2010-06 also requires Level 3 disclosures of activity on a gross rather than a net basis.  We do not anticipate that the remaining disclosures under ASU 2010-06 will have a material impact on our Consolidated Financial Statements.

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

We do not choose investments based on a strategy of diversification.  We also do not rebalance the portfolio should one of our portfolio companies increase in value substantially relative to the rest of the portfolio.  Therefore, the value of our portfolio may be more vulnerable to events affecting a single sector, industry or portfolio company and, therefore, subject to greater volatility than a company that follows a diversification strategy.  As of December 31, 2010, our largest ten investments by value accounted for approximately 72 percent of the value of our venture capital portfolio.  Our largest investment, by value, accounted for approximately 22 percent of our venture capital portfolio at December 31, 2010.

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

NOTE 4.  INVESTMENTS

At December 31, 2010, our financial assets were categorized as follows in the fair value hierarchy:

		Fair Value Measurement at Reporting Date Using:
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government Securities	$38,274,617	$38,274,617	$0	$0

Privately Held Portfolio Companies:
Preferred Stock	$100,451,746	$0	$0	$100,451,746
Bridge Notes	$3,565,062	$0	$0	$3,565,062
Common Stock	$977,414	$0	$0	$977,414
Warrants	$684,780	$0	$0	$684,780
Participation Agreement	$471,420	$0	$0	$471,420

Total	$144,425,039	$38,274,617	$0	$106,150,422

The following chart shows the components of change in the financial assets categorized as Level 3 for the twelve months ended December 31, 2010.

	Beginning Balance 1/1/2010	Total Realized Losses Included in Changes in Net Assets	Total Unrealized Gains (Losses) Included in Changes in Net Assets	Investments in Private Placements and Interest on Bridge Notes, Net	Disposals	Ending Balance 12/31/2010	Amount of Total Gains for the Period Included in Changes in Net Assets Attributable to the Change in Unrealized Gains or Losses Relating to Assets Still Held at the Reporting Date

Preferred Stock	$73,134,661	$(3,136,552)	$21,786,178	$8,667,459	$0	$100,451,746	$18,649,627

Bridge Notes	2,718,225	0	0	846,837	0	3,565,062	0

Common Stock	1,164,599	0	(196,063)	8,878	0	977,414	(196,063)

Warrants	779,601	(447,909)	218,746	134,342	0	684,780	218,746

Participation Agreement	0	0	(11,830)	483,250	0	471,420	(11,830)

Total	$77,797,086	$(3,584,461)	$21,797,031	$10,140,766	$0	$106,150,422	$18,660,480

At December 31, 2009, our financial assets were categorized as follows in the fair value hierarchy:

		Fair Value Measurement at Reporting Date Using:
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government Securities	$55,947,581	$52,136,751	$3,810,830	$0

Private Portfolio Companies:
Preferred Stock	$73,134,661	$0	$0	$73,134,661
Bridge Notes	$2,718,225	$0	$0	$2,718,225
Common Stock	$1,164,599	$0	$0	$1,164,599
Warrants	$779,601	$0	$0	$779,601
	$77,797,086	$0	$0	$77,797,086
Publicly Traded Portfolio Companies	$226,395	$226,395	$0	$0

Total	$133,971,062	$52,363,146	$3,810,830	$77,797,086

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

On July 11, 2006, the Company filed an application with the SEC regarding certain provisions of the Stock Plan, and the Company has responded to comments from the SEC on the application.  On May 28, 2010, we filed an amended application.  We expect to receive formal written comments on the amended application.  In the event that the SEC provides the exemptive relief requested by the application, and we receive stockholder approval for such provisions, the Compensation Committee may, in the future, authorize awards of stock options under an amended Stock Plan to non-employee directors of the Company and authorize grants of restricted stock to officers and employees.

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

 During the years ended December 31, 2010, 2009, and 2008, the Compensation Committee of the Board of Directors of the Company approved individual non-qualified stock option ("NQSO") awards for certain officers and employees of the Company.   The terms and conditions of the stock options granted were determined by the Compensation Committee and set forth in award agreements between the Company and each award recipient.

The option grants during the years ended December 31, 2010, 2009, and 2008 were as follows:

Grant Date	No. of Options Granted	Option Type	Vesting Period	Exercise Price1

May 12, 2010	150,000	NQSO	05/11 to 05/13	$4.84
March 18, 2010	150,000	NQSO	03/11 to 03/13	$4.75
November 11, 2009	200,000	NQSO	11/10 to 11/12	$4.49
May 13, 2009	200,000	NQSO	11/09 to 05/13	$4.46
March 18, 2009	329,999	NQSO	03/10 to 03/13	$3.75
August 13, 2008	1,163,724	NQSO	12/08 to 08/12	$6.92
March 19, 2008	348,032	NQSO	03/09 to 03/12	$6.18

1 The exercise price for the May 12, 2010, March 18, 2010, November 11, 2009, May 13, 2009, and March 18, 2009, grants was the closing price of our shares of common stock as quoted on the Nasdaq Global Market on the date of grant. The exercise price for the August 13, 2008, and March 19, 2008, grants was the volume weighted average price as quoted on the Nasdaq Global Market on the date of the grant.

The 2009 and 2010 option awards may become fully vested and exercisable prior to the date or dates in the vesting schedule if the Board of Directors accepts an offer for the sale of all or substantially all of the Company's assets.  Upon exercise, the shares would be issued from our previously authorized but unissued shares.  In addition, with respect to the grant on March 18, 2009, the awards were to become fully vested and exercisable prior to the date or dates in the vesting schedule if (1) the market price of the shares of our stock reached $6.00 per share at the close of business on three consecutive trading days on the Nasdaq Global Market or (2) the Board of Directors accepted an offer for the sale of substantially all of the Company's assets.

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

For the March 2009 grant of 10-year stock options, we used a Lattice model to calculate fair value.  The assumptions used in the lattice model for the March 2009 grant of 10-year stock options were as follows:

		Number		Expected	Expected	Risk-free	Fair
	Contractual	of Options	Suboptimal	Volatility	Dividend	Interest	Value
Type of Award	Term	Granted	Factor	Factor	Yield	Rate	Per Share

Non-qualified stock options	10 Years	84,229	2	73.1%	0%	2.59%	$ 1.97

The assumptions used in the calculation of fair value of the NQSOs granted on March 18, 2010, and May 12, 2010, using the Black-Scholes-Merton model for the expected term was as follows:

			Expected	Expected	Expected	Risk-Free	Weighted Average Fair
		Number of	Term in	Volatility	Dividend	Interest	Value Per
Type of Award	Term	Options Granted	Yrs	Factor	Yield	Rates	Share

March 18, 2010 Non-qualified stock options	5 Years	150,000	3.50	63.1%	0%	1.77%	$2.20

May 12, 2010 Non-qualified stock options	5 Years	150,000	3.50	62.3%	0%	1.64%	$2.21

Total		300,000					$2.21

For the years ended December 31, 2010, December 31, 2009, and December 31, 2008, the Company recognized $2,088,091, $3,089,520 and $5,965,769 of compensation expense in the Consolidated Statement of Operations, respectively.  As of December 31, 2010, there was approximately $3,698,345 of unrecognized compensation cost related to unvested stock option awards.  This cost is expected to be recognized over a weighted-average period of approximately 1.4 years.

For the year ended December 31, 2010, a total of 18,571 options were exercised for total proceeds to the Company of $69,641.  For the year ended December 31, 2009, a total of 112,520 options were exercised for total proceeds to the Company of $421,950.  For the year ended December 31, 2008, no stock options were exercised.

The grant date fair value of options vested during the years ended December 31, 2010, December 31, 2009, and December 31, 2008, was $2,144,123, $3,821,871 and $6,779,996, respectively.

A summary of the changes in outstanding stock options for the year ended December 31, 2010, is as follows:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining	Aggregate
		Exercise	Grant Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (Yrs)	Value

Options Outstanding at January 1, 2010	4,184,503	$8.20	$4.79	6.24	$216,333

Granted	300,000	$4.80	$2.21	4.29

Exercised	(18,571)	$3.75	$1.29

Forfeited or Expired	(605,184)	$11.48	$5.14

Options Outstanding at December 31, 2010	3,860,748	$7.81	$4.76	5.60	$125,208

Options Exercisable at December 31, 2010	2,638,005	$8.23	$5.05	5.51	$125,208

Options Exercisable and Expected to be Exercisable at December 31, 2010	3,832,249	$7.79	$4.74	5.60	$125,208

The aggregate intrinsic value in the table above with respect to options outstanding, exercisable and expected to be exercisable, is calculated as the difference between the Company's closing stock price of $4.38 on the last trading day of 2010 and the exercise price, multiplied by the number of in-the-money options.  This amount represents the total pre-tax intrinsic value that would have been received by the option holders had all options been fully vested and all option holders exercised their awards on December 31, 2010.

At December 31, 2010, there were 1,222,743 unvested options with a weighted average grant date fair value of $4.14.  At December 31, 2009, there were 1,742,155 unvested options with a weighted average grant date fair value of $4.31.  At December 31, 2008, there were 2,170,626 unvested options with a weighted average grant date fair value of $4.60.

During the year ended December 31, 2010, a total of 552,751 options vested having a weighted average grant date fair value of $3.88.

For the twelve months ended December 31, 2010, the aggregate intrinsic value of the 18,571 options exercised was $13,836.  For the twelve months ended December 31, 2009, the aggregate intrinsic value of the 112,520 options exercised was $295,671.  No options were exercised during 2008.

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

On June 2, 2010, the Company announced that its Compensation Committee has cancelled its previously scheduled meetings for the purpose of awarding stock options pursuant to the Stock Plan in 2010, and it will not award stock options for at least one year from the date of the announcement.  The Compensation Committee also decided that any future grants of options, if they occur, will not be awarded at a price below net asset value per share.

NOTE 6.  DISTRIBUTABLE EARNINGS

As of December 31, 2010, December 31, 2009, and December 31, 2008, there were no distributable earnings.  The difference between the book basis and tax basis components of distributable earnings is primarily nondeductible deferred compensation and net operating losses.

The Company did not declare dividends for the years ended December 31, 2010, 2009 or 2008.

NOTE 7.  EMPLOYEE BENEFITS

401(k) Plan

We adopted a 401(k) Plan covering substantially all of our employees.  Matching contributions to the plan are at the discretion of the Compensation Committee.  For the year ended December 31, 2010, the Compensation Committee approved a 100 percent match which amounted to $176,000.  The 401(k) Company match for the years ended December 31, 2009, and 2008 was $181,200 and $180,500, respectively.

Medical Benefit Retirement Plan

We adopted a plan to provide medical and dental insurance for retirees and their spouses who, at the time of their retirement, have 10 years of service with us and have attained 50 years of age or have attained 45 years of age and have 15 years of service with us.  The coverage is secondary to any government or subsequent employer provided health insurance plans.  The annual premium cost to us with respect to the entitled retiree shall not exceed $12,000, subject to an index for inflation.  On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law.  The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  The Act, which went into effect January 1, 2006, provides a 28 percent subsidy for post-65 prescription drug benefits.  Our liability assumes our plan is actuarially equivalent under the Act.

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

The plan is unfunded and has no assets.  The following disclosures about changes in the benefit obligation under our plan to provide medical and dental insurance for retirees are as of the measurement date of December 31:
	2010	2009

Accumulated Postretirement Benefit Obligation at Beginning of Year	$993,641	$853,679

Service Cost	119,939	113,450

Interest Cost	55,662	47,629

Actuarial (Gain)/Loss	(85,027)	7,285

Benefits Paid	(29,340)	(28,402)

Accumulated Postretirement Benefit Obligation at End of Year	$1,054,875	$993,641

In accounting for the plan, the assumption made for the discount rate was 5.68 percent and 5.72 percent for the years ended December 31, 2010, and 2009, respectively.  The assumed health care cost trend rates in 2010 were nine percent grading to five percent over eight years for medical and five percent per year for dental.  The assumed health care cost trend rates in 2009 were nine percent grading to six percent over three years for medical and five percent per year for dental.  The effect on disclosure information of a one percentage point change in the assumed health care cost trend rate for each future year is shown below.

	1% Decrease	Assumed	1% Increase
	in Rates	Rates	in Rates

Aggregated Service and Interest Cost	$135,010	$175,601	$231,328

Accumulated Postretirement Benefit Obligation	$863,967	$1,054,875	$1,305,785

The net periodic postretirement benefit cost for the year is determined as the sum of service cost for the year, interest on the accumulated postretirement benefit obligation and amortization of the transition obligation (asset) less previously accrued expenses over the average remaining service period of employees expected to receive plan benefits.  The following is the net periodic postretirement benefit cost for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008

Service Cost	$119,939	$113,450	$86,497

Interest Cost on Accumulated Postretirement Benefit Obligation	55,662	47,629	39,972

Amortization of Transition Obligation	0	0	0

Amortization of Net (Gain)/Loss	(2,863)	(4,103)	(11,215)

Net Periodic Post Retirement Benefit Cost	$172,738	$156,976	$115,254

The Company estimates the following benefits to be paid in each of the following years:

2011	$16,129
2012	$17,754
2013	$19,435
2014	$21,149
2015	$23,727
2016 through 2020	$189,461

For the year ended December 31, 2010, net unrecognized actuarial gains, which resulted from demographic changes, increased by $82,164, which represents $85,027 of actuarial gains arising during the year, net of a $2,863 reclassification adjustment which decreased the net periodic benefit cost for the year.

For the year ended December 31, 2009, net unrecognized actuarial losses, which resulted from the increase in the discount rate, decreased by $11,388, which represents $7,285 of actuarial losses arising during the year, net of a $4,103 reclassification adjustment which decreased the net periodic benefit cost for the year.

For the year ended December 31, 2008, net unrecognized actuarial losses, which resulted from the decrease in the discount rate, decreased by $120,527, which represents $109,312 of actuarial losses arising during the year, net of an $11,215 reclassification adjustment which decreased the net periodic benefit cost for the year.

Executive Mandatory Retirement Benefit Plan

On March 20, 2003, in order to begin planning for eventual management succession, the Board of Directors voted to establish the Executive Mandatory Retirement Benefit Plan for individuals who are employed by us in a bona fide executive or high policy-making position.  The plan was amended and restated effective January 1, 2005, to comply with certain provisions of the Code.  On an annual basis beginning in the year in which the designated individual attains the age of 65, a committee of the Board of Directors consisting of non-interested directors may determine for our benefit to postpone the mandatory retirement date for that individual for one additional year.

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

 There are currently two individuals that qualify under the plan:  Douglas W. Jamison, the Chairman and Chief Executive Officer, and Daniel B. Wolfe, the President.  Under this plan, mandatory retirement takes place effective December 31 of the year in which the eligible individuals attain the age of 65.

Our former President, Mel Melsheimer, and our former Chief Executive Officer, Charles E. Harris, accrued benefits under this plan prior to their retirements.  This benefit is unfunded, and the expense as it relates to Mr. Melsheimer and Mr. Harris was amortized over the fiscal periods through the years ended December 31, 2004, and 2008, respectively.  On December 31, 2004, Mr. Melsheimer retired pursuant to the Executive Mandatory Retirement Benefit Plan.  His annual benefit under the plan is $22,915.  On December 31, 2008, Mr. Harris retired pursuant to the Executive Mandatory Retirement Benefit Plan.  Mr. Harris's mandatory benefit was $151,443 and was paid as a lump sum on July 10, 2009.

At December 31, 2010, and 2009, we had accrued $216,622 and $222,958, respectively, for benefits under this plan.  At December 31, 2010, $216,622 was accrued for Mr. Melsheimer.  As of December 31, 2010, there is no accrual for Mr. Jamison or Mr. Wolfe.

NOTE 8.  INCOME TAXES

We filed for the 1999 tax year to elect treatment as a RIC under Subchapter M of the Code and qualified for the same treatment for the years 2000 through 2009.  However, there can be no assurance that we will qualify as a RIC for 2010 or subsequent years.

In the case of a RIC which furnishes capital to development corporations, there is an exception to the rule relating to the diversification of investments required to qualify for RIC treatment.  This exception is available only to registered investment companies that the SEC determines to be principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available ("SEC Certification").  We have received SEC Certification since 1999, including for 2009, but it is possible that we may not receive SEC Certification in future years.

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

For federal tax purposes, the Company’s 2007 through 2010 tax years remain open for examination by the tax authorities under the normal three year statute of limitations.  Generally, for state tax purposes, the Company’s 2006 through 2010 tax years remain open for examination by the tax authorities under a four year statute of limitations.

During 2010, the Company recorded a consolidated expense of $4,461 in federal, state and local income taxes.  At December 31, 2010, we had $0 accrued for federal, state and local taxes payable by the Company.

We pay federal, state and local taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is taxed as a C Corporation.  For the years ended December 31, 2010, 2009, and 2008, our income tax expense (benefit) for Harris & Harris Enterprises, Inc., was $2,660, $(2,960), and $16,528, respectively.

Tax (benefit) expense included in the Consolidated Statement of Operations consists of the following:

	2010	2009	2008

Current	$4,461	$(753)	$34,121

Total income tax expense (benefit)	$4,461	$(753)	$34,121

For the years ended December 31, 2010, 2009, and 2008, we paid $0, $0 and $706, respectively, in interest and penalties.  At December 31, 2010, we had capital loss carryforwards of $27,958,518, of which $5,386,947 expire in 2016, $12,610,867 expire in 2017 and $9,960,704 expire in 2018.  As of December 31, 2010, we also had post-October capital loss deferrals of $190,902.

Continued qualification as a RIC requires us to satisfy certain investment asset diversification requirements in future years.  Our ability to satisfy those requirements may not be controllable by us.  There can be no assurance that we will qualify as a RIC in subsequent years.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

On January 21, 2010, we moved our corporate headquarters from 111 West 57th Street in New York City to 1450 Broadway in New York City.  The lease and sublease for our offices at 111 West 57th Street expired on April 17, 2010 and on April 29, 2010, respectively.  Total rent expense for the office space at 111 West 57th Street was $57,951 in 2010, $191,399 in 2009 and $186,698 in 2008.  Our rent expense in 2010 of $57,951 includes $47,094 of real estate tax escalation charges from 2003 to 2010 paid on the office space at 111 West 57th Street.

On July 1, 2008, we signed a five-year lease for office space at 420 Florence Street, Suite 200, Palo Alto, California, commencing on August 1, 2008, and expiring on August 31, 2013.  Total rent expense for our office space in Palo Alto was $128,962 in 2010, $125,205 in 2009 and $51,525 in 2008.  Future minimum lease payments in each of the following years are: 2011 - $132,831; 2012 - $136,816 and 2013 - $93,135.

On September 24, 2009, we signed a ten-year lease for approximately 6,900 square feet of office space located at 1450 Broadway, New York, New York.  The lease commenced on January 21, 2010, with these offices replacing our corporate headquarters previously located at 111 West 57th Street in New York City.   The base rent is $36 per square foot with a 2.5 percent increase per year over the 10 years of the lease, subject to a full abatement of rent for four months and a rent credit for six months throughout the lease term.  The lease expires on December 31, 2019.  Total rent expense for this office space in New York City was $215,319 in 2010.  Future minimum lease payments in each of the following years are: 2011 - $188,756; 2012 - $236,768; 2013 - $242,688; 2014 - $248,755; 2015 - $278,394; and thereafter for the remaining term – an aggregate of $1,184,689.

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

In the ordinary course of business, we indemnify our officers and directors, subject to certain regulatory limitations, for loss or liability related to their service on behalf of the Company, including serving on the Boards of Directors or as officers of portfolio companies.  At December 31, 2010, and 2009, we believe our estimated exposure is minimal, and accordingly we have no liability recorded.

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

NOTE 11.  CHANGE IN NET ASSETS PER SHARE

The following table sets forth the computation of basic and diluted per share net increases (decreases) in net assets resulting from operations for the twelve months ended December 31, 2010, 2009, and 2008.

	2010	2009	2008
Numerator for increase (decrease) in net assets per share	$10,586,850	$(148,465)	$(49,181,497)

Denominator for basic weighted average shares	30,866,239	27,025,995	24,670,516

Basic net increase (decrease) in net assets per share resulting from operations	$0.34	$(0.01)	$(1.99)

Denominator for diluted weighted average shares	30,896,630	27,025,995	24,670,516

Diluted net increase (decrease) in net assets per share resulting from operations	$0.34	$(0.01)	$(1.99)

For the twelve months ended December 31, 2010, the calculation of net increase in net assets resulting from operations per diluted share includes 30,391 stock options from the March 2009 grant because such options were dilutive.  All other options granted in the period from June 2006 through May 2010 were anti-dilutive.  Stock options may be dilutive in future periods in which there is a net increase in net assets resulting from operations, or in the event that there are significant increases in the average stock price in the stock market or significant decreases in the amount of unrecognized compensation cost.

NOTE 12.  SUBSEQUENT EVENTS

On January 13, 2011, the Company received a warrant to purchase 86,102 shares of Series G Preferred Stock of BioVex Group, Inc., in connection with a contingent equity facility.

On January 24, 2011, BioVex Group, Inc., entered into a definitive acquisition agreement with Amgen, Inc., for the acquisition of BioVex Group, Inc.  On March 4, 2011, the transaction was completed. On March 11, 2011, the Company received its upfront payment of $7,702,470, which did not include $958,296 held in escrow.  On December 31, 2010, the value of our investment in BioVex was $11,430,062, which included the upfront payment and certain discounts applied to future escrow and milestone payments BioVex may be eligible to receive.

On January 26, 2011, the Company made an $813,805 follow-on investment in a privately held tiny technology portfolio company.

On February 2, 2011, NeoPhotonics Corporation priced its IPO of 7,500,000 shares of common stock at $11 per share.  Our investment was converted into 400,907 shares of common stock.  These shares are subject to a lock-up period of 180 days.  We purchased an additional 50,000 shares of common stock in the IPO.    At December 31, 2010, the value of our investment in NeoPhotonics was $4,249,615.  On March 14, 2011, the closing price of NeoPhotonics' common stock was $9.88 per share on the New York Stock Exchange.

On February 22, 2011, the Company made a $750,000 investment in a senior secured non-convertible debt security of Nano-Terra, Inc., that included warrants for the purchase of 446,248 shares of Series A-2 Preferred Stock of Nano-Terra, Inc.

On February 24, 2011, the Company established a new $10 million three-year revolving credit facility with TD Bank, N.A., to be used in conjunction with its investments in venture debt.  The facility, which matures on February 24, 2014, generally bears interest, at the Company’s option, based on (1) LIBOR plus 1.25 percent or (2) the higher of the federal funds rate plus fifty basis points (0.50 percent) or the U.S. prime rate as published in the Wall Street Journal.

On February 28, 2011, the Company completed a draw down of $1,250,000 from its $10 million credit facility to fund our investments in venture debt.  As of March 15, 2011, we had $1,400,000 in outstanding principal in venture debt investments.

On February 28, 2011, the Company sold its 612,061 shares of Series S-2 Convertible Preferred Stock of Siluria Technologies, Inc., for an amount not materially different from the value of the shares as of December 31, 2010.

On March 1, 2011, the Company made a $150,000 follow-on investment in a subordinated secured non-convertible debt security of GEO Semiconductor, Inc., that included warrants for the purchase of 10,000 shares of Series A Preferred Stock.

On March 3, 2011, the Company made a $272,369 follow-on investment in a privately held tiny technology portfolio company.

On March 11, 2011, Solazyme, Inc., filed a registration statement on Form S-1 to register its shares of common stock for an IPO.   There can be no assurance that this company will successfully complete an IPO, and a variety of factors, including stock market and general business conditions, could lead it to terminate such efforts to complete an IPO.

NOTE 13.  SELECTED QUARTERLY DATA (UNAUDITED)

	2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total investment (loss) income	$79,073	$129,208	$140,445	$97,312

Net operating loss	$(2,112,678)	$(1,953,949)	$(1,768,864)	$(1,720,316)

Net increase (decrease) in net assets resulting from operations	$1,687,731	$2,150,952	$(454,032)	$7,202,199

Net increase (decrease) in net assets resulting from operations per average outstanding share	$0.05	$0.07	$(0.01)	$0.23

	2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total investment (loss) income	$(23,561)	$83,834	$105,677	$81,898

Net operating loss	$(2,098,879)	$(1,998,271)	$(2,242,953)	$(2,421,112)

Net (decrease) increase in net assets resulting from operations	$(951,424)	$421,367	$(296,319)	$677,911

Net (decrease) increase in net assets resulting from operations per average outstanding share	$(0.04)	$0.02	$(0.01)	$0.02

HARRIS & HARRIS GROUP, INC. FINANCIAL HIGHLIGHTS

	Year Ended	Year Ended	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008

Per Share Operating Performance

Net asset value per share, beginning of year	$4.35	$4.24	$5.93

Net operating loss*	(0.25)	(0.32)	(0.43)
Net realized loss on investments*	(0.12)	(0.42)	(0.34)
Net decrease in unrealized depreciation as a result of sales*	0.12	0.41	0.34
Net decrease (increase) in unrealized depreciation on investments held*(1)	0.59	0.32	(1.49)
Total from investment operations*	0.34	(0.01)	(1.92)

Net increase as a result of stock-based compensation expense*	0.07	0.11	0.24
Net increase as a result of proceeds from exercise of options	0.00	0.00	0.00
Net increase (decrease) as a result of stock offering, net of offering expenses	0.00	0.01	(0.01)
Total increase from capital stock transactions	0.07	0.12	0.23

Net asset value per share, end of year	$4.76	$4.35	$4.24

Stock price per share, end of year	$4.38	$4.57	$3.95

Total return based on stock price	(4.16)%	15.7%	(55.06)%

Supplemental Data:

Net assets, end of year	$146,853,912	$134,158,258	$109,531,113

Ratio of expenses to average net assets	5.7%	7.8%	9.6%

Ratio of net operating loss to average net assets	(5.4)%	(7.6)%	(8.1)%

Cash dividends paid per share	$0.00	$0.00	$0.00

Taxes payable on behalf of shareholders on the deemed dividend per share	$0.00	$0.00	$0.00

Number of shares outstanding, end of year	30,878,164	30,859,593	25,859,573

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

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.       Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the Exchange Act).  Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures.  As of December 31, 2010, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management's Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm, on the Company’s internal control over financial reporting, is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.       Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information set forth under the captions "Nominees," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Audit Committee" in our Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2011, to be filed pursuant to Regulation 14A under the Exchange Act (the "2011 Proxy Statement"), is herein incorporated by reference.

We have adopted a Code of Conduct for Directors and Employees, which also applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Treasurer and Controller, which is posted on our website at http://www.hhvc.com/shareholder_information/Code_of_ Conduct.html.

The Board of Directors has determined that Dugald A. Fletcher, James E. Roberts and Richard P. Shanley are all "Audit Committee Financial Experts" serving on our Audit Committee.  Messrs. Fletcher, Roberts and Shanley are independent as defined under Section 2(a)(19) of the 1940 Act and under the rules of the Nasdaq Stock Market.

Item 11.    Executive Compensation.

The information set forth under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report on Executive Compensation" in the 2011 Proxy Statement is herein incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the caption "How Many Shares Do the Company's Principal Shareholders, Directors and Executive Officers Own?" in the 2011 Proxy Statement is herein incorporated by reference.   The "Equity Compensation Plan Information" chart is set forth herein under Item 5.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions "Nominees" and "Related Party Transactions" in the 2011 Proxy Statement is herein incorporated by reference.

Item 14.    Principal Accountant Fees and Services.

The information set forth under the captions "Audit Committee's Pre-Approval Policies" and "Fees Paid to PwC for 2010 and 2009" in the 2011 Proxy Statement is herein incorporated by reference.

PART IV

Item 15.    Exhibits and Financial Statements Schedules.

(a)	The following documents are filed as a part of this report:

(1)	Listed below are the financial statements which are filed as part of this report:

•	Consolidated Statements of Assets and Liabilities as of December 31, 2010, and 2009;

•	Consolidated Statement of Operations for the years ended December 31, 2010, 2009, and 2008;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008;

•	Consolidated Statements of Changes in Net Assets for the years ended December 31, 2010, 2009, and 2008;

•	Consolidated Schedule of Investments as of December 31, 2010;

•	Consolidated Schedule of Investments as of December 31, 2009;

•	Footnote to Consolidated Schedule of Investments;

•	Notes to Consolidated Financial Statements; and

•	Financial Highlights for the years ended December 31, 2010, 2009, and 2008.

(2)	No financial statement schedules are required to be filed herewith because (i) such schedules are not required or (ii) the information has been presented in the above financial statements.

(3)	The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Exchange Act.

3.1(a)*	Restated Certificate of Incorporation of Harris & Harris Group, Inc.

3.1(b)
Certificate of Amendment of the Certificate of Incorporation of Harris & Harris Group, Inc., dated May 19, 2006, incorporated by reference as Exhibit 3.1 to the Company's Form 10-Q (File No. 814-00176) filed on August 9, 2006.

3.1(c)
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

10.3	Harris & Harris Group, Inc. 2006 Equity Incentive Plan, incorporated by reference as Appendix B to the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders filed on April 3, 2006.

10.4	Form of Incentive Stock Option Agreement incorporated by reference as Exhibit 10.1 to the Company's Form 8-K (File No. 814-00176) filed on June 26, 2006.

10.5
Form of Non-Qualified Stock Option Agreement, incorporated by reference as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 814-00176) filed on March 16, 2009.

10.6
Amended and Restated Harris & Harris Group, Inc. Executive Mandatory Retirement Benefit Plan, dated November 5, 2009, incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00176) filed on November 12, 2009.

10.7
Agreement of Sub-Sublease, dated April 18, 2003, by and between Prominent USA, Inc. and Harris & Harris Group, Inc., incorporated by reference as Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 2007 (File No. 814-00176) filed on March 13, 2008.

10.8
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

10.11
Lease Agreement, dated September 24, 2009, between Rosh 1450 Properties LLC and Harris & Harris Group, Inc., incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00176) filed on September 24, 2009.

10.12
Harris & Harris Group, Inc. Employee Stock Purchase Plan, incorporated by reference as Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 2009 (File No. 814-00176) filed on March 15, 2010.

14.1
Code of Conduct for Directors and Employees of Harris & Harris Group, Inc., incorporated by reference as Exhibit 14.1 to the Company's Form 10-K for the year ended December 31, 2009 (File No. 814-00176) filed on March 15, 2010.

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
HARRIS & HARRIS GROUP, INC.

Date: March 15, 2011	By:	/s/ Douglas W. Jamison
Douglas W. Jamison
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Douglas W. Jamison	Chairman of the Board	March 15, 2011
Douglas W. Jamison	and Chief Executive Officer

/s/ Daniel B. Wolfe	Chief Financial Officer	March 15, 2011
Daniel B. Wolfe

/s/ Patricia N. Egan	Chief Accounting Officer	March 15, 2011
Patricia N. Egan	and Senior Controller

/s/ W. Dillaway Ayres, Jr.	Director	March 15, 2011
W. Dillaway Ayres, Jr.

/s/ C. Wayne Bardin	Director	March 15, 2011
C. Wayne Bardin

/s/ Phillip A. Bauman	Director	March 15, 2011
Phillip A. Bauman

/s/ G. Morgan Browne	Director	March 15, 2011
G. Morgan Browne

/s/ Dugald A. Fletcher	Director	March 15, 2011
Dugald A. Fletcher

/s/ Lucio L. Lanza	Director	March 15, 2011
Lucio L. Lanza

/s/ Lori D. Pressman	Director	March 15, 2011
Lori D. Pressman

/s/ Charles E. Ramsey	Director	March 15, 2011
Charles E. Ramsey

/s/ James E. Roberts	Director	March 15, 2011
James E. Roberts

/s/ Richard P. Shanley	Director	March 15, 2011
Richard P. Shanley