Form 10-Q
period 2011-06-30
HARRIS & HARRIS GROUP INC /NY/
filed 2011-08-08
CIK 893739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           ☐                      No            ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2011
Common Stock, $0.01 par value per share	31,000,601 shares

Harris & Harris Group, Inc.
Form 10-Q, June 30, 2011

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

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Investments in portfolio securities, at value:
Unaffiliated privately held companies (cost: $27,131,646 and $37,480,266, respectively)	$25,069,912	$56,315,330
Unaffiliated rights to milestone payments (adjusted cost basis: $3,291,750 and $0, respectively)	3,316,581	0
Unaffiliated publicly traded securities (cost: $12,743,787 and $0, respectively)	47,295,273	0
Non-controlled affiliated privately held companies (cost: $50,748,092 and $51,451,965, respectively)	48,200,820	42,775,415
Non-controlled affiliated publicly traded companies (cost: $2,000,000 and $0, respectively)	1,946,667	0
Controlled affiliated privately held companies (cost: $10,090,884 and $9,715,153, respectively)	6,058,029	7,059,677
Total investments in private portfolio companies, rights to milestone payments and public securities, at value (cost: $106,006,159 and $98,647,384, respectively)	$131,887,282	$106,150,422
Investments in U.S. Treasury obligations, at value (cost: $32,197,584 and $38,273,349, respectively)	32,198,847	38,274,617
Cash	5,301,335	3,756,919
Restricted funds (Note 3)	2,564,774	2,751
Funds held in escrow from sale of investment, at value (Note 3)	476,178	0
Receivable from portfolio company	15,879	10,000
Interest receivable	22,682	5,924
Prepaid expenses	238,776	379,705
Other assets	678,469	708,830
Total assets	$173,384,222	$149,289,168

LIABILITIES & NET ASSETS

Post retirement plan liabilities	$1,566,477	$1,506,906
Revolving loan (Note 5)	2,550,000	0
Accounts payable and accrued liabilities	511,034	589,592
Deferred rent	327,262	338,758
Debt interest and other payable	3,297	0
Total liabilities	4,958,070	2,435,256

Net assets	$168,426,152	$146,853,912

Net assets are comprised of:
Preferred stock, $0.10 par value, 2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares authorized at 06/30/11 and 12/31/10; 32,829,341 issued at 06/30/11 and 32,706,904 issued at 12/31/10	328,294	327,070
Additional paid in capital	209,560,689	208,085,735
Accumulated net operating and realized loss	(63,939,686)	(65,657,668)
Accumulated unrealized appreciation of investments	25,882,386	7,504,306
Treasury stock, at cost (1,828,740 shares at 06/30/11 and 12/31/10)	(3,405,531)	(3,405,531)

Net assets	$168,426,152	$146,853,912
Shares outstanding	31,000,601	30,878,164
Net asset value per outstanding share	$5.43	$4.76

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Investment income:
Interest from:
Fixed-income securities and bridge notes (Note 3)	$173,667	$123,208	$295,444	$196,281
Miscellaneous income	14,159	6,000	29,206	12,000
Total investment income	187,826	129,208	324,650	208,281

Expenses:
Salaries, benefits and stock-based compensation (Note 7)	1,344,781	1,465,520	2,583,879	2,854,797
Administration and operations	219,243	228,246	475,801	510,768
Professional fees	208,713	176,866	456,561	420,235
Rent (Note 3)	89,500	89,145	179,000	166,360
Directors’ fees and expenses	85,391	85,560	184,172	180,921
Custody fees	24,000	24,000	48,000	48,000
Depreciation	12,602	13,820	25,166	25,789
Interest and other debt expenses	9,989	0	13,767	0
Lease termination costs	0	0	0	68,038
Total expenses	1,994,219	2,083,157	3,966,346	4,274,908

Net operating loss	(1,806,393)	(1,953,949)	(3,641,696)	(4,066,627)

Net realized (loss) gain:
Realized (loss) gain from investments:
Unaffiliated companies	(205,597)	13,218	7,328,743	13,218
Non-Controlled affiliated companies	(1,966,590)	(257,007)	(1,966,590)	(257,007)
Publicly traded companies	0	(152,980)	0	(152,980)
U.S. Treasury obligations/other	(82)	0	(82)	(11,523)
Realized (loss) gain from investments	(2,172,269)	(396,769)	5,362,071	(408,292)

Income tax expense (Note 8)	103	0	2,393	2,632
Net realized (loss) gain from investments	(2,172,372)	(396,769)	5,359,678	(410,924)

Net increase (decrease) in unrealized appreciation on investments:
Change as a result of investment sales	2,006,126	222,319	(5,522,992)	222,319
Change on investments held	23,194,860	4,279,351	23,901,072	8,093,915
Net increase (decrease) in unrealized appreciation on investments	25,200,986	4,501,670	18,378,080	8,316,234

Net increase in net assets resulting from operations:

Total	$21,222,221	$2,150,952	$20,096,062	$3,838,683

Per average basic and diluted outstanding share	$0.68	$0.07	$0.65	$0.12

Average outstanding shares	30,999,579	30,864,491	30,959,503	30,862,202

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
Cash flows used in operating activities:
Net increase in net assets resulting from operations	$20,096,062	$3,838,683
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized gain and unrealized appreciation on investments	(23,740,151)	(7,907,942)
Depreciation of fixed assets, amortization of premium or discount on U.S. government securities, and bridge note interest	(158,484)	(142,420)
Stock-based compensation expense	985,120	1,214,938

Changes in assets and liabilities:
Restricted funds	(2,562,023)	0
Receivable from portfolio company	(5,879)	28,247
Interest receivable	4,459	26,234
Prepaid expenses	140,929	(147,356)
Other assets	8,698	(264,374)
Post retirement plan liabilities	59,571	67,570
Accounts payable and accrued liabilities	(75,261)	(90,618)
Deferred rent	(11,496)	348,793

Net cash used in operating activities	(5,258,455)	(3,028,245)

Cash flows from investing activities:
Purchase of U.S. government securities	(84,283,377)	(58,644,919)
Sale of U.S. government securities	90,337,925	68,646,697
Investments in affiliated portfolio companies	(6,860,821)	(5,469,691)
Investments in unaffiliated portfolio companies	(3,795,265)	(857,473)
Proceeds from conversion of bridge note	0	1,356
Principal payments received on debt investments	109,763	0
Proceeds from sale of investments	8,257,334	407,543
Purchase of fixed assets	(3,746)	(84,212)

Net cash provided by investing activities	3,761,813	3,999,301

Cash flows from financing activities:
Proceeds from stock option exercises	491,058	19,897
Payment of offering costs	0	(48,928)
Proceeds from drawdown of credit facility	2,550,000	0

Net cash provided by (used in) financing activities	3,041,058	(29,031)

Net increase in cash:
Cash at beginning of the period	3,756,919	1,611,465
Cash at end of the period.	5,301,335	2,553,490

Net increase in cash	$1,544,416	$942,025

Supplemental disclosures of cash flow information:
Income taxes paid	$2,393	$2,632

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended	Year Ended
	June 30, 2011	December 31, 2010
	(Unaudited)

Changes in net assets from operations:

Net operating loss	$(3,641,696)	$(7,555,807)
Net realized gain (loss) on investments	5,359,678	(3,740,518)
Net (decrease) increase in unrealized appreciation on investments as a result of sales	(5,522,992)	3,608,205
Net increase in unrealized appreciation on investments held	23,901,072	18,274,970

Net increase in net assets resulting from operations	20,096,062	10,586,850

Changes in net assets from capital stock transactions:

Issuance of common stock upon the exercise of stock options	1,224	186
Additional paid-in capital on common stock issued net of offering expenses	489,834	20,527
Stock-based compensation expense	985,120	2,088,091

Net increase in net assets resulting from capital stock transactions	1,476,178	2,108,804

Net increase in net assets	21,572,240	12,695,654

Net assets:

Beginning of the period	146,853,912	134,158,258

End of the period	$168,426,152	$146,853,912

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2011
(Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3)(4)(5)(6) – 44.9% of net assets at value

Private Placement Portfolio (Illiquid) – 14.9% of net assets at value

Bridgelux, Inc. (7)(8)		Cleantech
Manufacturing high-power light emitting diodes (LEDs) and arrays
Series B Convertible Preferred Stock	(M)		$1,000,000	1,861,504	$2,622,766
Series C Convertible Preferred Stock	(M)		1,352,196	2,130,699	3,002,048
Series D Convertible Preferred Stock	(M)		1,371,622	999,999	1,408,948
Series E Convertible Preferred Stock	(M)		730,369	440,334	620,409
Warrants for Series C Convertible Preferred Stock expiring 12/31/14	( I )		168,270	163,900	139,970
Warrants for Series D Convertible Preferred Stock expiring 8/26/14	( I )		128,543	166,665	91,499
Warrants for Series E Convertible Preferred Stock expiring 12/31/17	( I )		108,867	170,823	77,212
			4,859,867		7,962,852

Cambrios Technologies Corporation (7)(9)		Electronics
Developing nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock	(M)		1,294,025	1,294,025	1,204,270
Series C Convertible Preferred Stock	(M)		1,300,000	1,300,000	1,209,832
Series D Convertible Preferred Stock	(M)		608,156	608,156	788,079
			3,202,181		3,202,181

Cobalt Technologies, Inc. (7)(9)(10)		Cleantech
Developing processes for making bio-butanol through biomass fermentation
Series C-1 Convertible Preferred Stock	(M)		749,998	352,112	660,211
Series D-1 Convertible Preferred Stock	(M)		122,070	48,828	91,553
			872,068		751,764

Ensemble Therapeutics Corporation (7)(9)(11)		Healthcare
Developing DNA- Programmed ChemistryTM for the discovery of new classes of therapeutics
Series B Convertible Preferred Stock	(M)		2,000,000	1,449,275	1,038,986
Secured Convertible Bridge Notes (including interest)	(M)		361,374	$299,169	722,748
			2,361,374		1,761,734

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2011
(Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3)(4)(5)(6) – 44.9% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 14.9% of net assets at value (Cont.)

GEO Semiconductor Inc.		Electronics
Developing programmable, high-performance video and geometry processing solutions
Participation Agreement with Montage Capital relating to the following assets:
Senior secured debt, 13.75%, maturing on 06/30/12	( I )		$397,299	$500,000	$443,125
Warrants for Series A Pref. Stock expiring on 09/17/17	( I )		66,684	100,000	56,820
Warrants for Series A-1 Pref. Stock expiring on 06/30/18	( I )		23,566	34,500	19,908
Loan and Security Agreement with GEO Semiconductor relating to the following assets:
Subordinated secured debt, 15.75%, maturing on 01/01/12	( I )		106,470	$125,000	117,150
Warrants for Series A Pref. Stock expiring on 03/01/18	( I )		7,512	10,000	4,981
Warrants for Series A-1 Pref. Stock expiring on 06/29/18	( I )		7,546	10,000	4,996
			609,077		646,980

Molecular Imprints, Inc. (7)		Electronics
Manufacturing nanoimprint lithography capital equipment
Series B Convertible Preferred Stock	(M)		2,000,000	1,333,333	572,050
Series C Convertible Preferred Stock	(M)		2,309,098	1,250,000	636,937
Warrants for Series C Convertible Preferred Stock expiring 12/31/11	( I )		190,902	125,000	1,250
Non-Convertible Bridge Note	(M)		1,348,150	$1,348,150	4,381,488
			5,848,150		5,591,725

Nanosys, Inc. (7)(12)		Cleantech
Developing inorganic nanowires and quantum dots for use in batteries and LED-backlit devices
Series C Convertible Preferred Stock	(M)		1,500,000	803,428	574,782
Series D Convertible Preferred Stock	(M)		3,000,003	1,016,950	1,135,416
Series E Convertible Preferred Stock	(M)		496,573	433,688	465,537
			4,996,576		2,175,735

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2011
(Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3)(4)(5)(6) – 44.9% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 14.9% of net assets at value (Cont.)

NanoTerra, Inc. (9)(13)		Cleantech
Developing surface chemistry and nano-manufacturing solutions
Senior secured debt, 12.0%, maturing on 02/22/14	( I )		$405,783	$452,870	$400,950
Senior secured debt, 12.0%, maturing on 02/22/13	( I )		190,286	$212,367	196,360
Warrants for Series A-2 Pref. Stock expiring on 02/22/21	( I )		69,168	446,248	68,722
			665,237		666,032

Nantero, Inc. (7)(9)(12)		Electronics
Developing a high-density, nonvolatile, random access memory chip, enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		489,999	345,070	1,046,908
Series B Convertible Preferred Stock	(M)		323,000	207,051	628,172
Series C Convertible Preferred Stock	(M)		571,329	188,315	571,329
			1,384,328		2,246,409

Polatis, Inc. (7)(12)		Electronics
Developing MEMS-based optical networking components and systems
Common Stock	(M)		135,105	16,438	0
Series A-1 Convertible Preferred Stock	(M)		1,000,000	16,775	0
Series A-2 Convertible Preferred Stock	(M)		839,000	71,611	0
Series A-4 Convertible Preferred Stock	(M)		44,183	4,774	0
			2,018,288		0

TetraVitae Bioscience, Inc. (7)(9)(12)		Cleantech
Developing methods of producing alternative chemicals and fuels through biomass fermentation
Common Stock	(M)		250,000	118,804	0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2011
(Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3)(4)(5)(6) – 44.9% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 14.9% of net assets at value (Cont.)

Ultora, Inc. (7)(9)(12)		Cleantech
Developing energy-storage devices enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		$64,500	64,500	$64,500

Total Unaffiliated Private Placement Portfolio (cost: $27,131,646)					$25,069,912

	Method of		Adjusted	Shares/
	Valuation (1)	Industry(2)	Cost	Principal	Value

Rights to Milestone Payments (Illiquid) – 1.9% of net assets at value

Amgen, Inc. (7)(12)		Healthcare
Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	( I )		$3,291,750	$3,291,750	$3,316,581

Total Unaffiliated Rights to Milestone Payments (cost: $3,291,750)					$3,316,581

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2011
(Unaudited)

	Method of			Shares/
	Valuation (1)	Industry(2)	Cost	Principal	Value

Publicly Traded Portfolio (Illiquid) – 28.1% of net assets at value

NeoPhotonics Corporation (7)(12)(14)		Electronics
Developing and manufacturing optical devices and components
Common Stock	(M)		$7,299,590	450,907	$2,940,405

Solazyme, Inc. (7)(12)(15)		Cleantech
Developing algal biodiesel, industrial chemicals and specialty ingredients using synthetic biology
Common Stock	(M)		5,444,197	2,304,149	44,354,868

Total Unaffiliated Publicly Traded Portfolio (cost: $12,743,787)					$47,295,273

Total Investments in Unaffiliated Companies (cost: $43,167,183)					$75,681,766

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2011
(Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3)(16)(17) – 29.8% of net assets at value

Private Placement Portfolio (Illiquid) – 28.6% of net assets at value

ABSMaterials, Inc. (7)(9)(12)		Cleantech
Developing nano-structured absorbent materials for environmental remediation
Series A Convertible Preferred Stock	(M)		$375,000	375,000	$1,312,500

Adesto Technologies Corporation (7)(9)		Electronics
Developing low-power, high- performance memory devices
Series A Convertible Preferred Stock	(M)		2,200,000	6,547,619	4,583,333
Series B Convertible Preferred Stock	(M)		2,200,000	5,952,381	4,166,667
Secured Convertible Bridge Note (including interest)	(M)		452,887	$445,659	452,887
			4,852,887		9,202,887

Contour Energy Systems, Inc. (7)(9)(12)		Cleantech
Developing batteries using nanostructured materials
Series A Convertible Preferred Stock	(M)		2,009,995	2,565,798	2,681,260
Series B Convertible Preferred Stock	(M)		1,300,000	812,500	1,235,000
Series C Convertible Preferred Stock	(M)		720,000	688,995	720,000
			4,029,995		4,636,260

Crystal IS, Inc. (7)(12)		Cleantech
Developing single-crystal aluminum nitride substrates for light-emitting diodes
Common Stock	(M)		1,734,199	3,994,468	0
Warrants for Series A-1 Pref. Stock expiring 05/05/13	( I )		8,746	15,231	0
Warrants for Series A-1 Pref. Stock expiring 05/12/13	( I )		1,351	2,350	0
Warrants for Series A-1 Pref. Stock expiring 08/08/13	( I )		2,543	4,396	0
			1,746,839		0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2011
(Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3)(16)(17) – 29.8% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 28.6% of net assets at value (Cont.)

D-Wave Systems, Inc. (7)(9)(18)		Electronics
Developing high- performance quantum computing systems
Series B Convertible Preferred Stock	(M)		$1,002,074	1,144,869	$1,040,767
Series C Convertible Preferred Stock	(M)		487,804	450,450	409,491
Series D Convertible Preferred Stock	(M)		1,484,492	1,533,395	1,393,963
Series E Convertible Preferred Stock	(M)		248,049	269,280	244,794
Series F Convertible Preferred Stock	(M)		238,323	258,721	235,195
Warrants for Common Stock expiring 06/30/15	( I )		98,644	153,890	50,938
			3,559,386		3,375,148

Enumeral Biomedical Corp. (7)(9)		Healthcare
Developing therapeutics and diagnostics through functional assaying of single cells
Series A Convertible Preferred Stock	(M)		1,026,832	957,038	1,110,164

Innovalight, Inc. (7)(9)(19)		Cleantech
Developing silicon-based nanomaterials for use in the solar energy industry
Series B Convertible Preferred Stock	(M)		2,500,000	16,666,666	2,147,531
Series C Convertible Preferred Stock	(M)		1,993,568	5,810,577	1,776,676
Series D Convertible Preferred Stock	(M)		721,090	4,046,974	647,052
Warrants for Series D Preferred Stock expiring 03/03/18	(M)		37,196	304,194	0
Unsecured Convertible Bridge Note (including interest)	(M)		422,158	$452,586	457,992
			5,674,012		5,029,251

Kovio, Inc. (7)(9)(12)(20)		Electronics
Developing semiconductor products using printed electronics and thin-film technologies
Series A' Convertible Preferred Stock	(M)		5,242,993	2,160,000	1,437,286
Series B' Convertible Preferred Stock	(M)		1,418,540	2,131,827	1,418,539
			6,661,533		2,855,825

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2011
(Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3)(16)(17) – 29.8% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 28.6% of net assets at value (Cont.)

Mersana Therapeutics, Inc. (7)(9)		Healthcare
Developing treatments for cancer based on novel drug delivery polymers
Series A Convertible Preferred Stock	(M)		$700,000	68,451	$77,008
Series B Convertible Preferred Stock	(M)		1,542,098	866,500	1,325,419
Unsecured Convertible Bridge Notes (including interest)	(M)		1,309,748	$1,120,875	1,309,748
			3,551,846		2,712,175

Metabolon, Inc. (7)(12)		Healthcare
Developing service and diagnostic products through the use of a metabolomics, or biochemical, profiling platform
Series B Convertible Preferred Stock	(M)		2,500,000	371,739	1,951,723
Series B-1 Convertible Preferred Stock	(M)		706,214	148,696	780,689
Series C Convertible Preferred Stock	(M)		1,000,000	1,000,000	1,794,510
Warrants for Series B-1 Convertible Preferred
Stock expiring 3/25/15	( I )		293,786	74,348	189,245
			4,500,000		4,716,167

Nextreme Thermal Solutions, Inc. (7)(9)(12)		Cleantech
Developing thin-film thermoelectric devices for cooling and energy conversion
Series A Convertible Preferred Stock	(M)		1,750,000	17,500	1,485
Series B Convertible Preferred Stock	(M)		2,634,762	4,870,244	136,179
			4,384,762		137,664

Produced Water Absorbents, Inc. (7)(9)(12)(13)		Cleantech
Developing nano-structured absorbent materials for environmental remediation of contaminated water in the oil and gas industries
Series A Convertible Preferred Stock	(M)		1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2011
(Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled
Affiliated Companies (3)(16)(17) –
29.8% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) –
28.6% of net assets at value (Cont.)

SiOnyx, Inc. (7)(9)(12)		Electronics
Developing silicon-based optoelectronic products enabled by its proprietary Black Silicon
Series A Convertible Preferred Stock	(M)		$750,000	233,499	$129,133
Series A-1 Convertible Preferred Stock	(M)		890,000	2,966,667	1,368,598
Series A-2 Convertible Preferred Stock	(M)		2,445,000	4,207,537	2,236,727
Series B-1 Convertible Preferred Stock	(M)		1,169,561	1,892,836	1,056,250
Warrants for Series B-1 Convertible Preferred
Stock expiring 2/23/17	( I )		130,439	247,350	108,587
			5,385,000		4,899,295

Xradia, Inc. (7)(12)		Electronics
Designing, manufacturing and selling ultra- high resolution 3D x-ray microscopes and fluorescence imaging systems
Series D Convertible Preferred Stock	(M)		4,000,000	3,121,099	7,213,484

Total Non-Controlled Private Placement Portfolio (cost: $50,748,092)					$48,200,820

	Method of			Shares/
	Valuation (1)	Industry(2)	Cost	Principal	Value

Publicly Traded Portfolio (Illiquid) – 1.2% of net assets at value

Champions Oncology, Inc. (7)(12)(13)(21)		Healthcare
Developing its TumorGraftTM platform for personalized medicine and drug development
Common Stock	(M)		$2,000,000	2,666,667	$1,946,667

Total Non-Controlled Affiliated Publicly Traded Portfolio (cost: $2,000,000)					$1,946,667

Total Investments in Non-Controlled Affiliated Companies (cost: $52,748,092)					$50,147,487

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2011
(Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Controlled Affiliated Companies (3)(22) – 3.6% of net assets at value

Private Placement Portfolio (Illiquid) – 3.6% of net assets at value

Ancora Pharmaceuticals Inc. (7)(9)		Healthcare
Developing synthetic carbohydrates for pharmaceutical applications
Series B Convertible Preferred Stock	(M)		$1,600,000	1,663,808	$0
Series C Convertible Preferred Stock	(M)		1,129,817	2,066,051	0
Secured Convertible Bridge Notes (including interest)	(M)		2,265,265	$2,100,000	2,265,265
			4,995,082		2,265,265

Laser Light Engines, Inc. (7)(9)		Cleantech
Manufacturing solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	(M)		2,000,000	7,499,062	173,152
Series B Convertible Preferred Stock	(M)		3,095,802	13,571,848	3,619,612
			5,095,802		3,792,764

Total Controlled Private Placement Portfolio (cost: $10,090,884)					$6,058,029

Total Investments in Controlled Affiliated Companies (cost: $10,090,884)					$6,058,029

Total Private Placement and Publicly Traded Portfolio (cost: $106,006,159)					$131,887,282

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2011
(Unaudited)

	Method of		Shares/
	Valuation (1)	Cost	Principal	Value

U.S. Government Securities (23) – 19.1% of net assets at value

U.S. Treasury Bill — due date 07/21/11	(M)	$7,099,757	$7,100,000	$7,099,929
U.S. Treasury Bill — due date 08/18/11	(M)	16,498,552	16,500,000	16,499,670
U.S. Treasury Bill — due date 09/15/11	(M)	3,499,777	3,500,000	3,499,860
U.S. Treasury Bill — due date 10/27/11	(M)	5,099,498	5,100,000	5,099,388

Total Investments in U.S. Government Securities (cost: $32,197,584)				$32,198,847

Total Investments (cost: $138,203,743)				$164,086,129

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2011
(Unaudited)

Notes to Consolidated Schedule of Investments

(1)	See "Footnote to Consolidated Schedule of Investments" on page 30 for a description of the "Valuation Procedures."

(2)
We classify "Cleantech" companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials using nanotechnology-enabled solutions.  We classify "Electronics" companies as those that use nanotechnology to address problems in electronics-related industries, including semiconductors.  We classify "Healthcare" companies as those that use nanotechnology to address problems in healthcare-related industries, including biotechnology, pharmaceuticals and medical devices.  We use the term "Other" for companies that operate primarily in industries other than those within "Cleantech," "Electronics" and "Healthcare."  We do not have any portfolio companies classified as "Other" as of June 30, 2011.  In the first quarter of 2011, we renamed the sector classification "Electronics/ Semiconductors" to "Electronics" and reclassified three companies, NeoPhotonics Corporation, Polatis, Inc., and Xradia, Inc., from a sector classification of "Other" to "Electronics" to reflect a broader definition of electronics to include photonics, metrology, and test and measurement.  We also renamed the sector classification "Healthcare/Biotech" to "Healthcare."

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

(4)
The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $27,131,646.  The gross unrealized appreciation based on the tax cost for these securities is $4,003,763.  The gross unrealized depreciation based on the tax cost for these securities is $6,065,497.

(5)
The aggregate cost for federal income tax purposes of investments in unaffiliated rights to milestone payments is $3,291,750.  The gross unrealized appreciation based on the tax cost for these securities is $24,831. The gross unrealized depreciation based on the tax cost for these securities is $0.

(6)
The aggregate cost for federal income tax purposes of investments in unaffiliated publicly traded companies is $12,743,787.  The gross unrealized appreciation based on the tax cost for these securities is $38,910,671. The gross unrealized depreciation based on the tax cost for these securities is $4,359,185.

(7)	We are subject to legal restrictions on the sale of our investment(s) in this company.

(8)
With our investment in the Series E round of financing, we received a warrant to purchase shares of common stock of up to 30 percent of the amount invested in the Series E round of financing of Bridgelux, Inc., depending on certain financial performance metrics of the company as of December 31, 2011, at a price per share of $1.9056.  The number of shares able to be purchased and beginning of the period for when this warrant is exercisable will be set upon receipt of the audited financial statements of the company for the 2011 fiscal year or upon the completion of an IPO or sale of the company, whichever comes first.  This warrant is, therefore, a contingent asset as of June 30, 2011.

(9)
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
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2011
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

(12)	Represents a non-income producing security. Investments that have not paid dividends or interest within the last 12 months are considered to be non-income producing.

(13)	Initial investment was made during 2011.

(14)
The lock-up period on 400,907 of our shares of NeoPhotonics Corporation currently expires on August 22, 2011.  Our remaining 50,000 shares are free of lock-up restrictions as of the date of this filing.

(15)	The lock-up period on our 2,304,149 shares of Solazyme, Inc., currently expires on November 23, 2011.

(16)
The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $50,748,092.  The gross unrealized appreciation based on the tax cost for these securities is $9,406,748.  The gross unrealized depreciation based on the tax cost for these securities is $11,954,020.

(17)
The aggregate cost for federal income tax purposes of investments in non-controlled affiliated publicly traded companies is $2,000,000.  The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $53,333.

(18)
D-Wave Systems, Inc., is located and is doing business primarily in Canada.   We invested in D-Wave Systems, Inc., through Parallel Universes, Inc., a Delaware company.  Our investment is denominated in Canadian dollars and is subject to foreign currency translation.  See "Note 3. Summary of Significant Accounting Policies."

(19)	On July 21, 2011, Innovalight, Inc., was acquired by E. I. du Pont de Nemours and Company ("DuPont"). See "Note 11. Subsequent Events."

(20)
With our investment in the Series B' financing of Kovio, Inc., we committed to investing up to $592,114 if the company does not raise approximately $5 million in equity or non-dilutive capital by September 8, 2011.

(21)
Our 2,666,667 shares of Champions Oncology, Inc., are currently not registered and are subject to restrictions on transfer.  These shares will be currently transferable on October 1, 2011, under Rule 144 should Champions Oncology remain current in its filings with the SEC.

(22)
The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $10,090,884.  The gross unrealized appreciation based on the tax cost for these securities is $0.  The gross unrealized depreciation based on the tax cost for these securities is $4,032,855.

(23)
The aggregate cost for federal income tax purposes of our U.S. government securities is $32,197,584.  The gross unrealized appreciation on the tax cost for these securities is $1,263.  The gross unrealized depreciation on the tax cost of these securities is $0.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Unaffiliated Companies (3)(4) – 38.3% of net assets at value

Private Placement Portfolio (Illiquid) – 38.3% of net assets at value

BioVex Group, Inc. (5)(6)(7)(8) — Developing novel		Healthcare/
biologics for treatment of cancer and infectious disease		Biotech
Series E Convertible Preferred Stock	(M)		2,799,552	$5,839,158
Series G Convertible Preferred Stock	(M)		6,964,034	5,431,430
Warrants for Series G Convertible Preferred
Stock expiring 11/5/16	(M)		285,427	159,474
				11,430,062

Bridgelux, Inc. (5)(6) — Manufacturing high-power light		Cleantech
emitting diodes (LEDs) and arrays
Series B Convertible Preferred Stock	(M)		1,861,504	1,759,121
Series C Convertible Preferred Stock	(M)		2,130,699	2,013,510
Series D Convertible Preferred Stock	(M)		999,999	945,000
Warrants for Series C Convertible Preferred
Stock expiring 12/31/14	( I )		163,900	86,867
Warrants for Series D Convertible Preferred
Stock expiring 8/26/14	( I )		166,665	58,500
				4,862,998
Cobalt Technologies, Inc. (5)(6)(7)(9) — Developing processes for		Cleantech
making biobutanol through biomass fermentation
Series C Convertible Preferred Stock	(M)		352,112	375,000

Ensemble Therapeutics Corporation (5)(6)(10) — Developing DNA-		Healthcare/
Programmed ChemistryTM for the discovery of new classes of		Biotech
therapeutics
Series B Convertible Preferred Stock	(M)		1,449,275	2,000,000
Unsecured Convertible Bridge Notes (including interest)	(M)		$299,169	349,505
				2,349,505

GEO Semiconductor Inc. (7)(11) — Developing programmable,		Electronics/
high-performance video and geometry processing solutions		Semi-conductors
Participation Agreement with Montage Capital relating
to the following assets:
Senior Secured Debt, 13.75%, maturing on 06/30/12	( I )		$500,000	424,920
Warrants for Series A Preferred Stock expiring on 09/17/17	( I )		100,000	46,500
				471,420

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Unaffiliated Companies (3)(4) – 38.3% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 38.3% of net assets at value (Cont.)

Molecular Imprints, Inc. (5)(6) — Manufacturing nanoimprint		Electronics/
lithography capital equipment		Semi-conductors
Series B Convertible Preferred Stock	(M)		1,333,333	$1,861,111
Series C Convertible Preferred Stock	(M)		1,250,000	2,013,889
Warrants for Series C Convertible Preferred
Stock expiring 12/31/11	( I )		125,000	69,375
				3,944,375

Nanosys, Inc. (5)(6) — Developing inorganic nanowires and		Cleantech
quantum dots for use in batteries and LED-backlit devices
Series C Convertible Preferred Stock	(M)		803,428	916,225
Series D Convertible Preferred Stock	(M)		1,016,950	1,239,680
Series E Convertible Preferred Stock	(M)		433,688	745,076
				2,900,981

		Electronics/
Nantero, Inc. (5)(6)(7) — Developing a high-density, nonvolatile,		Semi-
random access memory chip, enabled by carbon nanotubes		conductors
Series A Convertible Preferred Stock	(M)		345,070	1,046,908
Series B Convertible Preferred Stock	(M)		207,051	628,172
Series C Convertible Preferred Stock	(M)		188,315	571,329
				2,246,409

NeoPhotonics Corporation (5)(6)(12) — Developing and manufacturing		Other
optical devices and components
Common Stock	(M)		45,214	479,269
Series 1 Convertible Preferred Stock	(M)		73,250	776,450
Series 2 Convertible Preferred Stock	(M)		29,675	314,555
Series 3 Convertible Preferred Stock	(M)		110,000	1,166,000
Series X Convertible Preferred Stock	(M)		142,768	1,513,341
				4,249,615

Polatis, Inc. (5)(6)(7) — Developing MEMS-based optical		Other
networking components
Common Stock	(M)		16,438	0
Series A-1 Convertible Preferred Stock	(M)		16,775	0
Series A-2 Convertible Preferred Stock	(M)		71,611	0
Series A-4 Convertible Preferred Stock	(M)		4,774	0
				0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Unaffiliated Companies (3)(4) – 38.3% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 38.3% of net assets at value (Cont.)

PolyRemedy, Inc. (5)(6)(7) — Developing a platform for		Healthcare/
producing and tracking the use of wound treatment patches		Biotech
Series B-1 Convertible Preferred Stock	(M)		287,647	$23,466
Series B-2 Convertible Preferred Stock	(M)		676,147	30,427
				53,893

Siluria Technologies, Inc. (5)(6)(7)(13) — Developing nanomaterials		Cleantech
for manufacturing of chemicals
Series S-2 Convertible Preferred Stock	(M)		612,061	204,000

Solazyme, Inc. (5)(6)(7) — Developing algal biodiesel, industrial		Cleantech
chemicals and specialty ingredients using synthetic biology
Series A Convertible Preferred Stock	(M)		988,204	9,961,096
Series B Convertible Preferred Stock	(M)		495,246	4,992,080
Series C Convertible Preferred Stock	(M)		651,309	6,565,195
Series D Convertible Preferred Stock	(M)		169,390	1,707,451
				23,225,822

TetraVitae Bioscience, Inc. (5)(6)(7)(14) — Developing methods		Cleantech
of producing alternative chemicals and fuels through biomass fermentation
Common Stock	(M)		118,804	0

Ultora, Inc. (5)(6)(7)(11) — Developing energy-storage devices		Cleantech
enabled by carbon nanotubes
Secured Convertible Bridge Note (including interest)	(M)		$1,250	1,250

Total Unaffiliated Private Placement Portfolio (cost: $37,480,266)				$56,315,330

Total Investments in Unaffiliated Companies (cost: $37,480,266)				$56,315,330

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Non-Controlled Affiliated Companies (3)(15) – 29.1% of net assets at value

Private Placement Portfolio (Illiquid) – 29.1% of net assets at value

ABS Materials, Inc. (5)(7)(11) — Developing nano-structured		Cleantech
absorbent materials for environmental remediation and for the petroleum industry
Series A Convertible Preferred Stock	(M)		375,000	$375,000

		Electronics/
Adesto Technologies Corporation (5)(6)(7) — Developing low-power,		Semi-
high-performance memory devices		conductors
Series A Convertible Preferred Stock	(M)		6,547,619	2,420,000
Series B Convertible Preferred Stock	(M)		5,952,381	2,200,000
				4,620,000
		Electronics/
Cambrios Technologies Corporation (5)(6)(7) – Developing		Semi-
nanowire-enabled electronic materials for the display industry		conductors
Series B Convertible Preferred Stock	(M)		1,294,025	323,506
Series C Convertible Preferred Stock	(M)		1,300,000	586,690
Series D Convertible Preferred Stock	(M)		515,756	644,695
Unsecured Convertible Bridge Note (including interest)	(M)		$92,400	93,332
				1,648,223

Contour Energy Systems, Inc. (5)(6)(7)(16) — Developing batteries using		Cleantech
nanostructured materials
Series A Convertible Preferred Stock	(M)		2,565,798	2,822,378
Series B Convertible Preferred Stock	(M)		812,500	1,300,000
				4,122,378

Crystal IS, Inc. (5)(6) — Developing single-crystal		Cleantech
aluminum nitride substrates for light-emitting diodes
Common Stock	(M)		3,994,468	0
Warrants for Series A-1 Preferred Stock expiring 05/05/13	( I )		15,231	0
Warrants for Series A-1 Preferred Stock expiring 05/12/13	( I )		2,350	0
Warrants for Series A-1 Preferred Stock expiring 08/08/13	( I )		4,396	0
				0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Non-Controlled Affiliated Companies (3)(15) – 29.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 29.1% of net assets at value (Cont.)

		Electronics/
D-Wave Systems, Inc. (5)(6)(7)(17) — Developing high-		Semi-
performance quantum computing systems		conductors
Series B Convertible Preferred Stock	(M)		1,144,869	$1,343,504
Series C Convertible Preferred Stock	(M)		450,450	528,603
Series D Convertible Preferred Stock	(M)		1,533,395	1,799,439
Series E Convertible Preferred Stock	(M)		269,280	316,000
Series F Convertible Preferred Stock	(M)		258,721	303,609
Warrants for Common Stock expiring 06/30/15	( I )		153,890	74,329
				4,365,484

Enumeral Biomedical Corp. (5)(6)(7)(18) — Developing therapeutics		Healthcare/
and diagnostics through functional assaying of single cells		Biotech
Unsecured Convertible Bridge Note (including interest)	(M)		$250,000	270,493

Innovalight, Inc. (5)(6)(7) — Developing silicon-based		Cleantech
nanomaterials for use in the solar energy industry
Series B Convertible Preferred Stock	(M)		16,666,666	1,315,001
Series C Convertible Preferred Stock	(M)		5,810,577	1,734,521
Series D Convertible Preferred Stock	(M)		4,046,974	676,027
				3,725,549

		Electronics/
Kovio, Inc. (5)(6) — Developing semiconductor products		Semi-
using printed electronics and thin-film technologies		conductors
Series A' Convertible Preferred Stock	(M)		2,160,000	540,000
Series A3X Convertible Preferred Stock	(M)		526,225	803,113
				1,343,113

Mersana Therapeutics, Inc. (5)(6)(7)(19) — Developing treatments for		Healthcare/
cancer based on novel drug delivery polymers		Biotech
Series A Convertible Preferred Stock	(M)		68,451	136,902
Series B Convertible Preferred Stock	(M)		866,500	1,733,000
Unsecured Convertible Bridge Notes (including interest)	(M)		$821,975	960,948
				2,830,850

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Non-Controlled Affiliated Companies (3)(15) – 29.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 29.1% of net assets at value (Cont.)

Metabolon, Inc. (5)(6) — Developing service and diagnostic		Healthcare/
products through the use of a metabolomics, or biochemical,		Biotech
profiling platform
Series B Convertible Preferred Stock	(M)		371,739	$1,087,608
Series B-1 Convertible Preferred Stock	(M)		148,696	435,043
Series C Convertible Preferred Stock	(M)		1,000,000	1,000,000
Warrants for Series B-1 Convertible Preferred
Stock expiring 3/25/15	( I )		74,348	95,493
				2,618,144

Nextreme Thermal Solutions, Inc. (5)(6) — Developing thin-film		Cleantech
thermoelectric devices for cooling and energy conversion
Series A Convertible Preferred Stock	(M)		17,500	23,762
Series B Convertible Preferred Stock	(M)		4,870,244	526,895
				550,657

Questech Corporation (5)(6) — Manufacturing and marketing		Other
proprietary metal and stone products for home decoration
Common Stock	(M)		655,454	498,145

		Electronics/
SiOnyx, Inc. (5)(6)(7) — Developing silicon-based optoelectronic		Semi-
products enabled by its proprietary Black Silicon		conductors
Series A Convertible Preferred Stock	(M)		233,499	160,367
Series A-1 Convertible Preferred Stock	(M)		2,966,667	2,037,507
Series A-2 Convertible Preferred Stock	(M)		4,207,537	2,889,736
Series B-1 Convertible Preferred Stock	(M)		1,892,836	1,300,000
Warrants for Series B-1 Convertible Preferred
Stock expiring 2/23/17	( I )		247,350	140,742
				6,528,352

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Non-Controlled Affiliated Companies (3)(15) – 29.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 29.1% of net assets at value (Cont.)

Xradia, Inc. (5)(6) — Designing, manufacturing and selling ultra-high		Other
resolution 3D x-ray microscopes and fluorescence imaging systems
Series D Convertible Preferred Stock	(M)		3,121,099	$9,279,027

Total Non-Controlled Private Placement Portfolio (cost: $51,451,965)				$42,775,415

Total Investments in Non-Controlled Affiliated Companies (cost: $51,451,965)				$42,775,415

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Controlled Affiliated Companies (3)(20) – 4.8% of net assets at value

Private Placement Portfolio (Illiquid) – 4.8% of net assets at value

Ancora Pharmaceuticals Inc. (5)(6)(7) — Developing synthetic		Healthcare/
carbohydrates for pharmaceutical applications		Biotech
Series B Convertible Preferred Stock	(M)		1,663,808	$9,773
Series C Convertible Preferred Stock	(M)		2,066,051	945,661
Secured Convertible Bridge Notes (including interest)	(M)		$1,800,000	1,889,534
				2,844,968

Laser Light Engines, Inc. (5)(6)(7) — Manufacturing solid-state light		Cleantech
sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	(M)		7,499,062	1,273,774
Series B Convertible Preferred Stock	(M)		13,571,848	2,940,935
				4,214,709

Total Controlled Private Placement Portfolio (cost: $9,715,153)				$7,059,677

Total Investments in Controlled Affiliated Companies (cost: $9,715,153)				$7,059,677

Total Private Placement Portfolio (cost: $98,647,384)				$106,150,422

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

	Method of	Shares/
	Valuation (1)	Principal	Value

U.S. Government Securities (21) – 26.0% of net assets at value

U.S. Treasury Bill — due date 01/13/11	(M)	$38,275,000	$38,274,617

Total Investments in U.S. Government Securities (cost: $38,273,349)			$38,274,617

Total Investments (cost: $136,920,733)			$144,425,039

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

Notes to Consolidated Schedule of Investments

(1)	See "Footnote to Consolidated Schedule of Investments" on page 30 for a description of the "Valuation Procedures."

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

Harris & Harris Enterprises, Inc.SM, ("Enterprises") is a 100 percent wholly owned subsidiary of the Company.  Enterprises is taxed under Subchapter C of the Code (a "C Corporation").  Harris Partners I, L.P, is a limited partnership and, from time to time, may be used to hold certain interests in portfolio companies. The partners of Harris Partners I, L.P., are Enterprises (sole general partner) and the Company (sole limited partner).  Enterprises pays taxes on any non-passive investment income generated by Harris Partners I, L.P. For the period ended June 30, 2011, there was no non-passive investment income generated by Harris Partners I, L.P.  Enterprises, as the sole general partner, consolidates Harris Partners I, L.P.  The Company consolidates its wholly owned subsidiary, Enterprises, for financial reporting purposes.

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

Portfolio Investment Valuations.  Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission ("SEC") and in accordance with GAAP.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets.  (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.")  At June 30, 2011, our financial statements include privately held and restricted publicly held venture capital investments valued at $131,887,282.  The fair values of our privately held and restricted publicly held venture capital investments were determined in good faith by, or under the direction of, the Board of Directors.  Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated.  The difference could be material.

Cash.  Cash includes demand deposits.  Cash is carried at cost which approximates fair value.

Restricted Funds.  At June 30, 2011, and December 31, 2010, we held $2,564,774 and $2,751, respectively, in "Restricted funds."  At June 30, 2011, we held $2,550,000 in a collateral account for our credit facility discussed in "Note 5.  Debt."  At June 30, 2011, and December 31, 2010, we also held $14,774 and $2,751, respectively, in security deposits for sublessors.

Unaffiliated Rights to Milestone Payments.  At June 30, 2011, the outstanding milestone payments from Amgen, Inc.’s acquisition of Biovex Group, Inc., were valued at $3,316,581.  The milestone payments are valued using the present value of estimated proceeds from future payments that may be achieved.  If all remaining milestones are met, we would receive $9,526,393.  There can be no assurances as to how much of this amount we will ultimately realize or when it will be realized, if at all.

Funds Held in Escrow from Sale of Investment.  Funds held in escrow from Amgen, Inc.'s acquisition of BioVex Group, Inc., are valued using certain discounts applied to amounts withheld.  Funds held in escrow will be released in March 2012 upon settlement of any indemnity claims and expenses related to the transaction.  We would receive $953,211 if the funds held in escrow are released in full.

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

Property and Equipment.  Property and equipment are included in "Other assets" and are carried at $342,701 and $364,202 at June 30, 2011, and December 31, 2010, respectively, representing cost, less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful lives of the premises and equipment.  We estimate the useful lives to be five to ten years for furniture and fixtures, three years for computer equipment, and ten years for leasehold improvements.

Post Retirement Plan Liabilities.  Unrecognized actuarial gains and losses are recognized as net periodic benefit cost pursuant to the Company's historical accounting policy for amortizing such amounts.  Actuarial gains and losses that arise that are not recognized as net periodic benefit cost in the same periods will be recognized as a component of net assets.

Interest Income Recognition.  Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis.  When securities are determined to be non-income producing, the Company ceases accruing interest and writes off any previously accrued interest.  These write-offs are recorded as a debit to interest income.  During the three months and six months ended June 30, 2011, the Company earned $70,781 and $109,991, respectively, in interest on U.S. government securities, senior secured debt, participation agreements, non-convertible promissory notes, and interest-bearing accounts.  During the three months and six months ended June 30, 2011, the Company recorded $102,886 and $185,453, respectively, of bridge note interest.

Loan Fees.   Loan fees received in connection with our venture debt investments are capitalized.  The unearned fee income is accreted into income based on the effective interest method over the life of the investment.

Stock-Based Compensation.  The Company has a stock-based employee compensation plan.  The Company accounts for the Harris & Harris Group, Inc. 2006 Equity Incentive Plan (the "Stock Plan") by determining the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, and records these amounts as an expense in the Consolidated Statements of Operations over the vesting period with a corresponding increase to our additional paid-in capital.  At June 30, 2011, and December 31, 2010, the increase to our operating expenses was offset by the increase to our additional paid-in capital, resulting in no net impact to our net asset value.  Additionally, the Company does not record the tax benefits associated with the expensing of stock options because the Company currently intends to qualify as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code").  The amount of non-cash, stock-based compensation expense recognized in the Consolidated Statements of Operations is based on the fair value of the awards the Company expects to vest, recognized over the vesting period on a straight-line basis for each award, and adjusted for actual options vested and pre-vesting forfeitures.  The forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate and is accounted for in the current period and prospectively.  See "Note 7.  Stock-Based Compensation" for further discussion.

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

Foreign Currency Translation.  The accounting records of the Company are maintained in U.S. dollars.  All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation.  For the six months ended June 30, 2011, included in the net increase in unrealized appreciation on investments was an unrealized gain of $139,237 resulting from foreign currency translation.

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

Recent Accounting Pronouncement.  In May 2011, the Financial Accounting Standards Board ("FASB") updated Accounting Standards Code ("ASC") Topic 820, to clarify requirements on fair value measurements and related disclosures. This update is effective for interim and annual periods beginning after December 15, 2011.  The additional requirements in this update will be included in the note on fair value measurements upon adoption.  We do not expect this update to have a material impact on our financial condition or results of operations.

NOTE 4.  BUSINESS RISKS AND UNCERTAINTIES

We invest in privately held companies, the securities of which are inherently illiquid.  We also have investments in small publicly traded companies.  Although these companies are publicly traded, their stock may not trade at high volumes and prices can be volatile, which may restrict our ability to sell our positions.  These privately held and publicly traded businesses tend to not have attained profitability, and many of these businesses also lack management depth and have limited or no history of operations.  Because of the speculative nature of our investments and the lack of a liquid market for and restrictions on transfers of privately held investments and some of our publicly traded investments, there is greater risk of loss than is the case with traditional investment securities.

We do not choose investments based on a strategy of diversification.  We also do not rebalance the portfolio should one of our portfolio companies increase in value substantially relative to the rest of the portfolio.  Therefore, the value of our portfolio may be more vulnerable to events affecting a single sector, industry or portfolio company and, therefore, subject to greater volatility than a company that follows a diversification strategy.  As of June 30, 2011, our largest ten investments by value accounted for approximately 77 percent of the value of our equity-focused venture capital portfolio.  Our largest investment, by value, Solazyme, Inc., a publicly traded company, accounted for approximately 35 percent of our equity-focused venture capital portfolio at June 30, 2011.

Approximately 62 percent of our equity-focused venture capital portfolio was comprised of securities of privately held companies.  Because there is typically no public or readily ascertainable market for our interests in the small privately held companies in which we invest, the valuation of the securities in that portion of our portfolio is determined in good faith by our Valuation Committee, comprised of all of the independent members of our Board of Directors, in accordance with our Valuation Procedures and is subject to significant estimates and judgments.  The determined value of the securities in our portfolio may differ significantly from the values that would be placed on these securities if a ready market for the securities existed.  Any changes in valuation are recorded in our Consolidated Statements of Operations as "Net (decrease) increase in unrealized appreciation on investments."  Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.

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

The Company’s outstanding debt balance was $2,550,000 and $0, at June 30, 2011, and December 31, 2010, respectively.  The weighted average annual interest rate for the six months ended June 30, 2011, was 1.5269 percent, exclusive of closing fees and for other prepaid expenses related to establishing the credit facility.  The remaining capacity under the credit facility was $7,450,000 at June 30, 2011.  At June 30, 2011, the Company was in compliance with all financial covenants required by the credit facility.

NOTE 6.  INVESTMENTS

At June 30, 2011, our financial assets were categorized as follows in the fair value hierarchy:

		Fair Value Measurement at Reporting Date Using:
Description	June 30, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government Securities	$32,198,847	$32,198,847	$0	$0

Privately Held Portfolio Companies:
Preferred Stock	$67,766,920	$0	$0	$67,766,920
Bridge Notes	$5,208,640	$0	$0	$5,208,640
Warrants	$737,400	$0	$0	$737,400
Common Stock	$0	$0	$0	$0
Rights to Milestone Payments	$3,316,581	$0	$0	$3,316,581
Senior Secured Debt	$597,310	$0	$0	$597,310
Participation Agreement	$519,853	$0	$0	$519,853
Subordinated Secured Debt	$117,150	$0	$0	$117,150
Non-Convertible Promissory Note	$4,381,488	$0	$0	$4,381,488

Publicly Traded Portfolio Companies:
Common Stock(a)	$49,241,940	$0	$0	$49,241,940

Total	$164,086,129	$32,198,847	$0	$131,887,282

(a) Valued at a discount to quoted market prices to reflect a lock-up restriction ascribed to those shares.

The following chart shows the components of change in the financial assets categorized as Level 3 for the three months ended June 30, 2011.

	Beginning Balance 4/1/2011	Total Realized Losses Included in Changes in Net Assets	Transfers Between Asset Classes	Total Unrealized Gains (Losses) Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals	Ending Balance 6/30/2011	Amount of Total Gains for the Period Included in Changes in Net Assets Attributable to the Change in Unrealized Gains or Losses Relating to Assets Still Held at the Reporting Date

Preferred Stock	$86,112,915	$(204,206)	$(25,294,647)	$597,547	$3,425,561	$3,129,750	$67,766,920	$285,234

Bridge Notes	4,815,775	0	(1,331,792)	278,041	1,446,616	0	5,208,640	278,041

Common Stock	436,642	(1,966,591)	0	1,693,813	0	(163,864)	0	0

Warrants	655,692	0	108,867	(34,138)	6,979	0	737,400	(34,138)

Rights to Milestone Payments	0	0	3,291,750	24,831	0	0	3,316,581	24,831

Participation Agreement	483,100	0	0	35,547	1,206	0	519,853	35,547

Subordinated Secured Debt	144,490	0	0	3,565	(30,905)	0	117,150	3,565

Senior Secured Debt	662,532	0	0	(1,335)	(63,887)	0	597,310	(1,335)

Non-Convertible Promissory Note	0	0	0	3,033,338	1,348,150	0	4,381,488	3,033,338

Publicly Traded Common Stock	4,447,843	0	23,225,822	19,568,275	2,000,000	0	49,241,940	19,568,275

Total	$97,758,989	$(2,170,797)	$0	$25,199,484	$8,133,720	$2,965,886	$131,887,282	$23,193,358

The following chart shows the components of change in the financial assets categorized as Level 3 for the six months ended June 30, 2011.

	Beginning Balance 1/1/2011	Total Realized Gains (Losses) Included in Changes in Net Assets	Transfers Between Asset Classes	Total Unrealized Gains (Losses) Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals	Ending Balance 6/30/2011	Amount of Total Gains for the Period Included in Changes in Net Assets Attributable to the Change in Unrealized Gains or Losses Relating to Assets Still Held at the Reporting Date

Preferred Stock	$100,451,746	$7,159,677	$(29,064,993)	$(5,835,233)	$3,425,561	$(8,369,838)	$67,766,920	$1,191,337

Bridge Notes	3,565,062	0	(1,331,792)	397,208	2,578,162	0	5,208,640	397,208

Common Stock	977,414	(1,966,591)	(479,269)	1,632,310	0	(163,864)	0	0

Warrants	684,780	128,732	108,867	(146,927)	121,422	(159,474)	737,400	(18,195)

Rights to Milestone Payments	0	0	3,291,750	24,831	0	0	3,316,581	24,831

Participation Agreement	471,420	0	0	44,134	4,299	0	519,853	44,134

Subordinated Secured Debt	0	0	0	10,680	106,470	0	117,150	10,680

Senior Secured Debt	0	0	0	1,241	596,069	0	597,310	1,241

Non-Convertible Promissory Note	0	0	0	3,033,338	1,348,150	0	4,381,488	3,033,338

Publicly Traded Common Stock	0	0	27,475,437	19,216,503	2,550,000	0	49,241,940	19,216,503

Total	$106,150,422	$5,321,818	$0	$18,378,085	$10,730,133	$(8,693,176)	$131,887,282	$23,901,077

At December 31, 2010, our financial assets were categorized as follows in the fair value hierarchy:

		Fair Value Measurement at Reporting Date Using:
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government Securities	$38,274,617	$38,274,617	$0	$0

Privately Held Portfolio Companies:
Preferred Stock	$100,451,746	$0	$0	$100, 451,746
Bridge Notes	$3,565,062	$0	$0	$3,565,062
Common Stock	$977,414	$0	$0	$977,414
Warrants	$684,780	$0	$0	$684,780
Participation Agreement	$471,420	$0	$0	$471,420

Total	$144,425,039	$38,274,617	$0	$106,150,422

The following chart shows the components of change in the financial assets categorized as Level 3 for the three months ended June 30, 2010.

	Beginning Balance 4/1/2010	Total Realized Gains (Losses) Included in Changes in Net Assets	Total Unrealized Gains (Losses) Included in Changes in Net Assets	Investments in Private Placements and Interest on Bridge Notes	Disposals	Ending Balance 6/30/2010	Amount of Total Gains for the Period Included in Changes in Net Assets Attributable to the Change in Unrealized Gains or Losses Relating to Assets Still Held at the Reporting Date

Preferred Stock	$77,237,407	$0	$4,674,671	$3,805,608	$0	$85,717,686	$4,674,671

Bridge Notes	3,703,674	0	0	955,117	0	4,658,791	0

Common Stock	1,463,561	0	(340,784)	0	0	1,122,777	(340,784)

Warrants	610,304	(257,007)	187,446	0	0	540,743	187,446

Total	$83,014,946	$(257,007)	$4,521,333	$4,760,725	$0	$92,039,997	$4,521,333

The following chart shows the components of change in the financial assets categorized as Level 3 for the six months ended June 30, 2010.

	Beginning Balance 1/1/2010	Total Realized Gains (Losses) Included in Changes in Net Assets	Total Unrealized Gains (Losses) Included in Changes in Net Assets	Investments in Private Placements and Interest on Bridge Notes	Disposals	Ending Balance 6/30/2010	Amount of Total Gains for the Period Included in Changes in Net Assets Attributable to the Change in Unrealized Gains or Losses Relating to Assets Still Held at the Reporting Date

Preferred Stock	$73,134,661	$0	$8,317,389	$4,265,636	$0	$85,717,686	$8,317,389

Bridge Notes	2,718,225	0	0	1,940,566	0	4,658,791	0

Common Stock	1,164,599	0	(50,700)	8,878	0	1,122,777	(50,700)

Warrants	779,601	(257,007)	(17,550)	35,699	0	540,743	(17,550)

Total	$77,797,086	$(257,007)	$8,249,139	$6,250,779	$0	$92,039,997	$8,249,139

NOTE 7.  STOCK-BASED COMPENSATION

For the three months and six months ended June 30, 2011, the Company recognized $557,806 and $985,120, respectively, of compensation expense in the Consolidated Statements of Operations.  As of June 30, 2011, there was approximately $2,713,222 of unrecognized compensation cost related to unvested stock option awards.  This cost is expected to be recognized over a weighted average period of approximately 1.1 years.  For the three months and six months ended June 30, 2010, the Company recognized $661,666 and $1,214,938, respectively, of compensation expense in the Consolidated Statements of Operations.  As of June 30, 2010, there was approximately $5,521,421 of unrecognized compensation cost related to unvested stock option awards.

For the three months ended June 30, 2011, a total of 3,000 options were exercised for total proceeds to the Company of $13,380.  For the six months ended June 30, 2011, a total of 122,437 options were exercised for total proceeds to the Company of $491,058.

A summary of the changes in outstanding stock options for the six months ended June 30, 2011, is as follows:

				Weighted Average
		Weighted	Weighted Average	Remaining	Aggregate
		Average	Grant Date	Contractual	Intrinsic
	Shares	Exercise Price	Fair Value	Term (Yrs)	Value

Options Outstanding at January 1, 2011	3,860,748	$7.81	$4.76	5.60	$125,208

Granted	0	$0	$0	0

Exercised	(122,437)	$4.01	$1.67	0

Forfeited or Expired	(349,194)	$5.98	$3.12	0

Options Outstanding at June 30, 2011	3,389,117	$8.13	$5.04	5.47	$301,017

Options Exercisable at June 30, 2011	2,381,657	$8.67	$5.45	5.53	$148,215

Options Exercisable and Expected to be Exercisable at June 30, 2011	3,367,743	$8.12	$5.02	5.47	$301,017

The aggregate intrinsic value in the table above with respect to options outstanding, exercisable and expected to be exercisable, is calculated as the difference between the Company's closing stock price of $5.13 on the last trading day of the second quarter of 2011 and the exercise price, multiplied by the number of in-the-money options.  This amount represents the total pre-tax intrinsic value that would have been received by the option holders had all options been fully vested and all option holders exercised their awards on June 30, 2011.  The intrinsic value on the dates of exercise of 122,437 options exercised during the six months ended June 30, 2011, was $142,842.

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

On August 3, 2011, the Compensation Committee decided that it will not award stock options pursuant to the Stock Plan for at least the remainder of 2011.

NOTE 8.  INCOME TAXES

We have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code") and operate in a manner so as to qualify for the tax treatment applicable to RICs.

In order to qualify as a RIC, we must, in general, (1) annually, derive at least 90 percent of our gross income from dividends, interest, gains from the sale of securities and similar sources; (2) quarterly, meet certain investment diversification requirements; and (3) annually, distribute at least 90 percent of our investment company taxable income as a dividend.   We may either distribute or retain our net capital gain from investments, but any net capital gain not distributed will be subject to corporate income tax and the excise tax described below.  We will be subject to a four percent excise tax to the extent we fail to distribute at least 98 percent of our annual net ordinary income and 98.2 percent of our capital gain net income and would be subject to income tax to the extent we fail to distribute 100 percent of our investment company taxable income.

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

On July 22, 2011, we received SEC certification for 2010, permitting us to qualify for RIC treatment for 2010 (as we had for the years 1999 through 2009) pursuant to Section 851(e) of the Code.  Although the SEC certification for 2010 was issued, there can be no assurance that we will qualify for or receive such certification for 2011 or subsequent years (to the extent we need additional certification) or that we will actually qualify for Subchapter M treatment in subsequent years.  We qualified for RIC treatment in 2010 even without certification.  In addition, under certain circumstances, even if we qualified for Subchapter M treatment in a given year, we might take action in a subsequent year to ensure that we would be taxed in that subsequent year as a C Corporation, rather than as a RIC.  Because Subchapter M does not permit deduction of operating expenses against net capital gain, it is not clear that the Company and its shareholders have paid less in taxes since 1999 than they would have paid had the Company remained a C Corporation.

For the three months ended June 30, 2011, and 2010, we paid $103 and $0, respectively, in federal, state and local taxes.  For the six months ended June 30, 2011, and 2010, we paid $2,393 and $2,632, respectively, in federal, state and local taxes.  At June 30, 2011, and 2010, we had $0 accrued for federal, state and local taxes payable by the Company.

We pay federal, state and local taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is taxed as a C Corporation.  For the three months ended June 30, 2011, and 2010, our income tax expense for Harris & Harris Enterprises, Inc., was $0 and $0, respectively.  For the six months ended June 30, 2011, and 2010, our income tax expense for Harris & Harris Enterprises, Inc., was $1,385 and $2,527, respectively.

NOTE 9.  EMPLOYEE BENEFITS

Executive Mandatory Retirement Benefit Plan

On May 5, 2011, the Board of Directors of Harris & Harris Group, Inc., terminated the Amended and Restated Executive Mandatory Retirement Benefit Plan.  The plan was adopted in 2003 in order to begin planning for eventual management succession for individuals who are employed by us in a bona fide executive or high policy-making position.  The plan provided benefits required by age discrimination laws as a result of the Company’s policy of mandatory retirement when such individuals attained the age of 65.  There are currently two individuals that qualify under the plan:  Douglas W. Jamison, age 41, the Chairman and Chief Executive Officer, and Daniel B. Wolfe, age 34, the President.  Since Mr. Jamison and Mr. Wolfe have over 20 years prior to attaining the age of 65, the plan was terminated.  Our former President accrued benefits under this plan prior to his retirement, and the termination of this plan has no impact on his accrued benefits.  At June 30, 2011, we had $213,002 accrued for benefits for this former employee under the plan.

NOTE 10.  CHANGE IN NET ASSETS PER SHARE

The following table sets forth the computation of basic and diluted per share net (decreases) increases in net assets resulting from operations for the three months and six months ended June 30, 2011, and June 30, 2010.

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2011	2010	2011	2010

Numerator for increase in net assets per share	$21,222,221	$2,150,952	$20,096,062	$3,838,683

Denominator for basic weighted average shares	30,999,579	30,864,491	30,959,503	30,862,202

Basic net increase in net assets per share resulting from operations	$0.68	$0.07	$0.65	$0.12

Denominator for diluted weighted average shares	31,017,329	30,903,625	30,977,558	30,901,438

Diluted net increase in net assets per share resulting from operations	$0.68	$0.07	$0.65	$0.12

For the three and six months ended June 30, 2011, the calculation of net increase in net assets resulting from operations per diluted share includes 17,750 and 18,055 stock options, respectively, because such options were anti-dilutive.  All stock options may be dilutive in future periods in which there is a net increase in net assets resulting from operations, or in the event that there are significant increases in the average stock price in the stock market or significant decreases in the amount of unrecognized compensation cost.

NOTE 11.  SUBSEQUENT EVENTS

On July 6, 2011, the Company made a $1,032,058 follow-on investment in a privately held, equity-focused portfolio company.

On July 21, 2011, Innovalight, Inc., was sold to E. I. du Pont de Nemours and Company ("DuPont"). On July 21, 2011, we received repayment of our outstanding bridge notes of Innovalight plus accrued but unpaid interest of $458,569.  On August 5, we received our payment of $4,088,820 for our shares of Innovalight, which did not include $948,894 held in escrow.

On July 27, 2011, the Company made a $500,000 follow-on investment in a privately held, equity-focused portfolio company.

As of June 30, 2011, we owned an aggregate of 2,304,149 shares of Solazyme. This position was valued at $44,354,868 as of June 30, 2011. The key inputs to our valuation of Solazyme were the share price as of the close of trading on June 30, 2011, which was $22.97, less a liquidity discount owing to the lock-up restrictions placed on the shares through an agreement with the underwriters of the IPO. As of August 5, 2011, Solazyme’s closing price was $17.61 per share.

HARRIS & HARRIS GROUP, INC. FINANCIAL HIGHLIGHTS (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Per Share Operating Performance

Net asset value per share, beginning of period	$4.73	$4.42	$4.76	$4.35

Net operating loss*	(0.06)	(0.06)	(0.12)	(0.13)
Net realized (loss) gain on investments*	(0.07)	(0.02)	0.17	(0.02)
Net increase (decrease) in unrealized appreciation as a result of sales*	0.06	0.01	(0.18)	0.01
Net increase in unrealized appreciation on investments held*(1)	0.75	0.14	0.77	0.26
Total from investment operations*	0.68	0.07	0.64	0.12

Net increase as a result of stock-based compensation expense*	0.02	0.02	0.03	0.04
Net increase as a result of proceeds from exercise of options	0.00	0.00	0.00	0.00
Total increase from capital stock transactions	0.02	0.02	0.03	0.04

Net asset value per share, end of period	$5.43	$4.51	$5.43	$4.51
Stock price per share, end of period	$5.13	$4.09	$5.13	$4.09
Total return based on stock price	(4.65)%	(11.28)%	17.12%	(10.50)%

Supplemental Data:

Net assets, end of period	$168,426,152	$139,182,848	$168,426,152	$139,182,848

Ratio of expenses to average net assets	1.3%	1.5%	2.6%	3.1%

Ratio of net operating (loss) to average net assets	(1.1)%	(1.4)%	(2.4)%	(3.0)%

Average debt outstanding	$1,278,571	$0.00	$863,812	$0.00

Average debt per share	$0.04	$0.00	$0.03	$0.00

Number of shares outstanding, end of period	31,000,601	30,864,899	31,000,601	30,864,899

*   Based on Average Shares Outstanding
(1) Net unrealized gains (losses) includes rounding adjustments to reconcile change in net asset value per share.

The accompanying notes are an integral part of this schedule.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the Company's unaudited June 30, 2011, Consolidated Financial Statements and the Company's audited 2010 Consolidated Financial Statements and notes thereto.

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

Overview

We believe we provide five core benefits to our shareholders.  First, we are an established firm with a positive track record of investing in venture capital-backed companies.   Second, we provide shareholders with access to emerging nanotechnology-enabled companies that would otherwise be difficult to access or inaccessible for most current and potential shareholders.  Third, we have an existing portfolio of companies at varying stages of maturity that provide for a potential pipeline of investment returns over time.  Fourth, we are able to invest opportunistically in a range of types of securities to take advantage of market inefficiencies.  Fifth, we provide access to venture capital investments in a vehicle that, unlike private venture capital firms, is both transparent and liquid.

We invest in companies enabled by nanotechnology and microsystems.  We believe companies that leverage breakthroughs at the nanoscale are emerging as leaders in their respective industries.  These companies primarily impact the clean technology, healthcare and electronics sectors.  We focused the Company on making venture capital investments in companies that commercialize and integrate products enabled by nanotechnology in 2002.  We believe this was the period of time when nanotechnology was beginning to emerge from its gestational phase to its commercial phase.  We believe the coming decades will be the period of time when the commercial impact of nanotechnology will become widespread.  We believe that as this occurs, our portfolio companies are well positioned to profit and that we will see investment returns as a result.

We define venture capital investments as the money and resources made available to privately held start-up firms and privately held and publicly traded small businesses with exceptional growth potential.  We believe that we are the only U.S.-based, publicly traded venture capital company making investments exclusively in nanotechnology and microsystems.  We believe we have invested in more nanotechnology-enabled companies than any other venture capital firm.

Nanotechnology is the study of structures measured in nanometers, which are units of measurement in billionths of a meter.  Microsystems are measured in micrometers, which are units of measurement in millionths of a meter.  We sometimes use "tiny technology" to describe both of these disciplines.

We consider a company to fit our investment thesis if the company employs or intends to employ technology that we consider to be at the microscale or smaller, and if the employment of that technology is material to its business plan.  By making these investments, we seek to provide our shareholders with a specific focus on nanotechnology and microsystems through a portfolio of venture capital investments that address a variety of industries, markets and products.

We believe nanotechnology can be classified as a foundational or general-purpose technology.  An innovation qualifies as a foundational technology if it has the potential for pervasive use in a wide range of sectors in ways that change the competitive dynamics in those sectors.  Foundational technologies often take decades to fully diffuse through respective sectors.  We believe the period of 2001 through 2010 was the first decade in the commercial development of nanotechnology products.  According to the National Science Foundation and the National Nanotechnology Initiative, this decade witnessed average growth rates of nanotechnology-related research and development funding, peer-reviewed publications and patent applications of 23 percent to 35 percent.  According to the same institutions, nanotechnology-enabled companies created over 300,000 jobs worldwide and introduced over $200 billion worth of products.  Each of these criteria grew at an average annual growth rate of 25 percent from 2000 to 2008.  Our portfolio companies experienced similar growth during this period of time with aggregate revenues increasing 24 percent from 2007 to 2010, and 42 percent from 2009 to 2010.

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

We are long-term investors.  We seek to identify investment opportunities in industries and markets that will be growth opportunities three to seven years from the date of our initial investment.  We expect to invest capital in these companies at multiple points in time subsequent to our initial investment.  We refer to such investments as "follow-on" investments.  Our efforts to identify and predict future growth industries and markets rely on patient and deep due diligence in nanotechnology-enabled innovations developed at universities and corporate and government research laboratories, and the examination of macroeconomic and microeconomic trends and industry dynamics.  We believe it is the early identification of and investments in these growth opportunities that will lead to investment returns for our shareholders, growth of our net assets, and capital for us to invest in tomorrow’s growth opportunities.

Involvement with Portfolio Companies

The 1940 Act requires that BDCs offer to "make available significant managerial assistance" to portfolio companies.  We are actively involved with our portfolio companies through membership on boards of directors, as observers to the boards of directors and/or through frequent communication with management.  As of June 30, 2011, we held at least one board seat or observer rights on 23 of our 29 equity-focused portfolio companies (79 percent).

We may hold two or more board seats in early-stage portfolio companies or those in which we have significant ownership.  As of June 30, 2011, we held two board seats in Ancora Pharmaceuticals Inc.  We may transition off of the board of directors to an observer role as our portfolio companies raise additional capital from new investors, as they mature or as they are able to attract independent members who have relevant industry experience and contacts.  We also typically step off the board of directors upon the completion of an IPO.  Our observer rights at board of directors meetings cease when companies complete an IPO.  We held observer rights in NeoPhotonics and Solazyme until the completion of each company’s IPO.

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

Historical Investments and Current Investment Pace

Since our investment in Otisville in 1983 through June 30, 2011, we have made a total of 91 equity-focused venture capital investments.  We have exited 62 of these 91 investments, realizing total gross proceeds of $156,351,695 on our cumulative invested capital of $82,201,082.  These amounts include the receipt of our upfront payment from the sale of BioVex Group, Inc., to Amgen, Inc., in the first quarter of 2011, but do not include the potential milestone payments that could occur as part of this transaction at points in time in the future or payment of the portion of the upfront payment held in escrow as of June 30, 2011, nor do they reflect the value of our ownership of NeoPhotonics Corporation or Solazyme, Inc, which completed IPOs on February 2, 2011 and May 27, 2011, respectively.  These amounts also do not include our proceeds from the sale of Innovalight, Inc., to E. I. du Pont de Nemours and Company ("DuPont") on July 21, 2011.

From August 2001 through June 30, 2011, all 49 of our initial equity-focused investments have been in companies commercializing or integrating products enabled by nanotechnology or microsystems.  From August 2001 through June 30, 2011, we have invested a total (before any subsequent write-ups, write-downs or dispositions) of $136,067,069 in these companies.  We currently have 29 equity-focused companies in our portfolio.  At June 30, 2011, from first dollar in, the average and median holding periods for these 29 investments were 5.0 years and 5.2 years, respectively.  Historically, as measured from first dollar in to last dollar out, the average and median holding periods for the 62 investments we have exited were 4.1 years and 3.3 years, respectively.

The following is a summary of our initial and follow-on equity-focused investments in nanotechnology companies from January 1, 2007, to June 30, 2011.  We consider a "round led" to be a round where we were the new investor or the leader of a set of investors in an investee company.  Typically, but not always, the lead investor negotiates the price and terms of the deal with the investee company.

Investments in Our Equity-Focused Portfolio of Investments
in Privately Held and Publicly Traded Companies

	2007	2008	2009	2010	Six Months Ended June 30, 2011

Total Incremental Investments	$20,595,161	$17,779,462	$12,334,051	$9,560,721	$9,757,586

No. of New Investments	7	4	2	3	2

No. of Follow-On Investment Rounds	20	25	29	27	16

No. of Rounds Led	3	4	5	5	2

Average Dollar Amount – Initial	$1,086,441	$683,625	$174,812	$117,069	$1,500,000

Average Dollar Amount – Follow-On	$649,504	$601,799	$413,256	$341,093	$422,349

During the second quarter of 2011, we used funds from our line of credit to make two follow-on investments totaling $1,348,150 in one equity-focused portfolio company owing to these investments being in the form of short-term, non-convertible debt.

During the six months ended June 30, 2011, we made two venture debt investments.  The following is a summary of our investments in venture debt to date.

Investments in Our Venture Debt Portfolio of Investments
In Privately Held and Publicly Traded Companies

	2007	2008	2009	2010	Six Months Ended June 30, 2011

No. of Investments	0	0	0	1	2

Total Dollar Amount	$0	$0	$0	$500,000	$900,000

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

Our Sources of Liquid Capital

The sources of liquidity that we use to make our investments are classified as primary and secondary liquidity.  We do not include our credit facility as primary or secondary liquidity.  Primary liquidity is comprised primarily of cash and U.S. Treasury securities.  As of June 30, 2011, we held $32,198,847 in U.S. government obligations, and we had an additional $5,301,335 in cash.  During the first quarter of 2011, we received the upfront payment of $7.7 million from the acquisition of BioVex Group, Inc.  This payment immediately added to our primary liquidity.  Payments upon achieving milestones or expiration of the escrow period would also add to our primary liquidity in future quarters if these milestones are achieved successfully.  The probability-adjusted value of the future milestone payments, as determined at the end of each fiscal quarter, is included as an asset on our Consolidated Statements of Assets and Liabilities and will be included in primary liquidity only when payment is received for achievement of the milestones.  Subsequent to June 30, 2011, we added approximately $4.6 million to our primary liquidity from proceeds received from the acquisition of Innovalight, Inc.

Our secondary liquidity is comprised of the stock of publicly traded companies.  Since selling our position in NeuroMetrix, Inc., in 2005, the amount of secondary liquidity on our balance sheet has been minimal.  The IPO of NeoPhotonics Corporation and Solazyme, Inc., and our investment in Champions Oncology, Inc. have substantially added to our total secondary liquidity of $49,241,940 as of June 30, 2011.  NeoPhotonics and Solzayme account for $47,295,273 of this amount based on the closing price of each company as of June 30, 2011, less a discount to reflect that these shares are subject to lock-up restrictions.  Champions Oncology accounts for $1,946,667 of the total amount of secondary liquidity.  Following the expiration of the lock-up restrictions on our shares of NeoPhotonics and Solazyme, our shares will be freely tradable at the discretion of management.  Our shares of Champions Oncology will become freely tradable under Rule 144 on October 1, 2011, so long as Champions Oncology remains current in its filings with the SEC.  A decision to sell our shares would result in the cash received from the sale of these assets being included in primary liquidity.  Until that time, we will continue to include the value of our shares of our publicly traded portfolio companies in secondary liquidity unless the average trading volume of each company reaches sufficient levels for us to monetize our stock in such companies over a short period of time.

Should additional portfolio companies successfully complete IPOs or should we make additional investments in publicly traded companies, our source of secondary liquidity could materially increase.  We believe these developments make it important, therefore, to examine both our primary and secondary liquidity when assessing the strength of our balance sheet and our future investment capabilities.

Recent and Pending Potential Liquidity Events from Our Portfolio as of June 30, 2011

During the first half of 2011, we had three liquidity events in the portfolio.  On May 27, 2011, Solazyme, Inc., completed an IPO by selling 10,975,000 shares of common stock at $18 per share.  The common stock of Solazyme trades on the Nasdaq Global Select Market under the symbol “SZYM.”  As of June 30, 2011, we owned an aggregate of 2,304,149 shares of Solazyme.  This position was valued at $44,354,868 as of June 30, 2011.  The key inputs to our valuation of Solazyme were the share price as of the close of trading on June 30, 2011, which was $22.97, less a liquidity discount owing to the lock-up restrictions placed on the shares through an agreement with the underwriters of the IPO.  As of August 5, 2011, Solazyme’s closing price was $17.61 per share.

On March 4, 2011, Amgen, Inc., completed its acquisition of BioVex Group, Inc.  The acquisition included an upfront payment of $425 million and milestone payments of up to $575 million.  On March 11, 2011, we received our upfront payment of $7,702,470.  As of June 30, 2011, our portion of the upfront payment that remains in escrow was $953,211.  As of June 30, 2011, we valued potential milestone payments and funds held in escrow from the sale of BioVex Group, Inc., at $3,792,759.  If all the remaining milestone payments were to be paid by Amgen, Inc., and the full amount held in escrow be released, we would receive $10,479,604.  We have not received any milestone payments as of June 30, 2011, and there can be no assurances as to how much of this amount we will ultimately realize in the future.

On February 2, 2011, NeoPhotonics Corporation completed an IPO by selling 7,500,000 shares of common stock at $11 per share.  The common stock of NeoPhotonics Corporation trades on the New York Stock Exchange under the symbol "NPTN."  As of June 30, 2011, we owned an aggregate of 450,907 shares of NeoPhotonics Corporation.  This position was valued at $2,940,405 as of June 30, 2011.  The key inputs to our valuation of NeoPhotonics Corporation were the share price as of the close of trading on June 30, 2011, which was $6.92, and a liquidity discount owing to the lock-up restrictions placed on the shares through an agreement with the underwriters of the IPO.  As of August 5, 2011, NeoPhotonics Corporation's closing price was $6.59 per share.

On March 31, 2011, we stated, “One of our Cleantech companies and one of our Electronics companies received offers for acquisition of those companies through non-binding letters of intent.  There can be no assurance that these companies will successfully complete a sale, and if the sale is completed, whether the price paid will generate returns for the Company.  A variety of factors, including general business conditions and the price offered for the company in the sale, could lead one or more of these companies to terminate such efforts or could lead to the potential acquirers to rescind their non-binding offer to purchase those companies.”  During the second quarter of 2011, the Electronics company elected not to pursue the offer for acquisition through the non-binding letter of intent, but continued with discussions regarding a potential sale of the company.  There can be no assurance that this company will successfully complete a sale, and if the sale is completed, whether the price paid will generate returns for the Company.

On July 21, 2011, DuPont completed its acquisition of Innovalight, Inc., the Cleantech company referred to in the prior paragraph.  On July 21, 2011, we received repayment of our outstanding bridge notes of Innovalight plus accrued but unpaid interest of $458,569.  On August 5, we received our payment for our shares of Innovalight of $4,088,820, which did not include $948,894 held in escrow.

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

 for our shares of Innovalight, which did not include  held in escrow.

We seek to create a portfolio of companies that enables consistent flows of potential liquidity events in multiple industries in three sectors, cleantech, healthcare and electronics, which can be monetized as these companies mature.  We believe a portfolio of companies focused on a diverse set of industries reduces the potential impact of cyclicality of any one industry.  Our current portfolio is comprised of companies at varying stages of maturity in a diverse set of industries within three sectors.  We also include our positive exits from these portfolios.  We consider NanoGram Devices to have been both a Cleantech and Healthcare portfolio company.

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

Cleantech	Healthcare	Electronics
Late Stage	Solazyme Bridgelux Innovalight(1) Nanosys	Metabolon	Xradia Molecular Imprints NeoPhotonics
Mid Stage	ABSMaterials Contour Energy Cobalt	Mersana Ensemble Champions Oncology	Adesto SiOnyx D-Wave Systems Nantero Cambrios Kovio
Early Stage	Laser Light Engines Produced Water Absorbents Nextreme Ultora	Ancora Enumeral	
Realized Positive Exits	NanoGram Devices Siluria	BioVex(2)	

Note: Portfolio companies and stage classifications as of June 30, 2011. Table does not include portfolio companies valued at $0 as of June 30, 2011.

(1) Innovalight was acquired by DuPont on July 21, 2011.

(2) A portion of the potential amount we will receive from the sale of BioVex remains unrealized as of June 30, 2011. Please refer to the section titled, "Recent and Potential Pending Liquidity Events from Our Portfolio as of June 30, 2011," for more information.

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

During the second quarter of 2011, we transitioned Adesto Technologies, Inc., and Cobalt Technologies, Inc., from early-stage companies to mid-stage companies, and we classified our two new investments, Champions Oncology, Inc., and Produced Water Absorbents, Inc., as a mid-stage company and an early-stage company, respectively.

Current Business Environment

The second quarter ended mixed in the public markets following two quarters of broad increases in value.  While the IPO market had its first consecutive three quarters of double-digit numbers of companies going public since 2007, the number of companies achieving a liquidity event decreased from the second quarter of 2010.  The current market for liquidity events remains highly stratified.  Large IPOs continue to have a much greater likelihood of success than small IPOs.  Additionally, the IPO market appears to have an increased appetite for risk for growth stories, such as in social media/networking and biofuels/biochemicals, but very little risk for more traditional stories.  Furthermore, select few venture capital firms have successfully raised capital and data point to further contraction ahead for the venture capital industry.  According to the National Venture Capital Association and Thomson Reuters, U.S. venture capital fundraising during the first half of 2011 totaled $10.4 billion from 76 funds, a 70 percent increase by dollars compared to the first half of 2010, but a 15 percent decrease by number of funds, marking the lowest number of funds garnering commitments since the first half of 1995.  This trend is in part owing to the closely watched 10-year benchmark for venture capital returns that stood at minus 0.1 percent as of March 31, 2011, which is the most recent data available for this statistic from Cambridge Associates, LLC.

The current business environment is also complicated by global economic uncertainty and regional unrest.  It remains unclear if and how the debt crisis in Europe will spread from Greece, Portugal, Italy, Ireland and Spain, to other countries in the region or beyond.  On August 5, 2011, Standard & Poor's downgraded the U.S. credit rating to AA+ from its top rank of AAA.  It is unclear if the rising budget deficits in the United States will result in further downgrades in its credit rating, a slowing of worldwide economic growth or even trigger a global financial crisis.  This outcome would be heightened potentially should an alternative to U.S. Treasury securities emerge as the global safe-haven for invested capital or should large holders of these securities, such as China, decide to divest of them in large quantities or in full.  It is unclear how regional unrest will affect the global economy should it persist and/or expand beyond northern Africa and the Middle East.  All of this uncertainty could lead to a broad reduction in risk taken by investors and corporations, which could reduce further the capital available to our portfolio companies, could affect the ability of our portfolio companies to build and grow their respective businesses, and could decrease the liquidity options available to our portfolio companies.

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

Our overall goal remains unchanged.  We want to maintain our leadership position in investing in nanotechnology and microsystems and to increase our net asset value.  The current environment for venture capital financings continues to favor those firms that have capital to invest regardless of the stage of the investee company.  We continue to finance our new and follow-on equity and convertible debt investments from our cash reserves, the majority of which are currently invested in U.S. Treasury obligations.  We believe the turmoil of the venture capital industry and the current economic climate provide opportunities to invest this capital at historically low valuations in equity and convertible debt securities and at high yields in non-convertible debt securities of new and existing privately held and publicly traded companies of varying maturities.

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

In each of the years in the period 2007 through 2010, and for the six months ended June 30, 2011, the Company recorded the following gross write-ups in privately held securities as a percentage of net assets at the beginning of the year ("BOY"), gross write-downs in privately held securities as a percentage of net assets at the beginning of the year, and change in value of privately held portfolio securities as a percentage of net assets at the beginning of the year.

Gross Write-Ups and Write-Downs of the Privately Held Portfolio
	2007	2008	2009	2010	Six Months Ended June 30, 2011

Net Asset Value, BOY	$113,930,303	$138,363,344	$109,531,113	$134,158,258	$146,853,912

Gross Write-Downs During Year	$(7,810,794)	$(39,671,588)	$(12,845,574)	$(11,391,367)	$(8,473,787)

Gross Write-Ups During Year	$11,694,618	$820,559	$21,631,864	$30,051,847	$13,133,530

Gross Write-Downs as a Percentage of Net Asset Value, BOY	(6.86)%	(28.67)%	(11.7)%	(8.5)%	(5.7)%

Gross Write-Ups as a Percentage of Net Asset Value, BOY	10.26%	0.59%	19.7%	22.4%	8.9%

Net Change as a Percentage of Net Asset Value, BOY	3.40%	(28.08)%	8.0%	13.9%	3.2%
1

From March 31, 2011, to June 30, 2011, the value of our equity-focused venture capital portfolio, including our rights to potential future milestone payments from the sale of BioVex Group, Inc. to Amgen Inc., increased by $30,888,521, from $99,685,749 to $130,574,270.  This increase results primarily from the increase in value of our shares of Solazyme, Inc., of $21,106,005 following the IPO of the company in the second quarter of 2011.  Net of our position in Solazyme, Inc., the remaining companies and rights to milestone payments from companies formerly in our equity-focused portfolio increased in value from March 31, 2011, to June 30, 2011, by $9,782,516, owing primarily to new and follow-on investments of $8,121,412, increases in unrealized appreciation of $10,630,972, increases in net accrued bridge note interest of $98,915, offset by increases in unrealized depreciation of $8,578,248 and the sale of our investments in Questech Corporation and PolyRemedy, Inc.

We note that our Valuation Committee and ultimately our Board of Directors take into account multiple sources of quantitative and qualitative inputs to determine the value of our privately held portfolio companies.

We also note that our Valuation Committee does not set the value of freely tradable publicly traded portfolio companies.  As of June 30, 2011, our shares of each of our two publicly traded companies, NeoPhotonics Corporation and Solazyme, Inc., were not freely tradable owing to lock-up restrictions imposed by the underwriters of the IPOs.  A discount for illiquidity of $179,871 was applied to the value of our shares of NeoPhotonics Corporation of $3,120,276 to determine the value of these shares of $2,940,405 as of June 30, 2011.  A discount for illiquidity of $8,571,434 was applied to the value of our shares of Solazyme, Inc., of $52,926,302 to determine the value of these shares of $44,354,868 as of June 30, 2011.

The key inputs that led to the increase in unrealized appreciation of our portfolio companies net of Solazyme, Inc., of $10,630,972 primarily included the price per share of new rounds of financing, written offers from current investors to purchase shares from other investors and the price paid by DuPont in its acquisition of Innovalight.

As part of the valuation process, we consider non-performance risk.  Non-performance risk is the risk that a portfolio company will be: (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation.  Our best estimate of the non-performance risk of our portfolio companies has been quantified and included in the valuation of the companies as of June 30, 2011, and this estimate accounts for the primary source of the increase in unrealized depreciation of $8,578,248.  In the future, as these companies receive terms for additional financings or if they are unable to receive additional financing and, therefore, proceed with sales or shutdowns of the business, we expect the contribution of the discount for non-performance risk to vary in importance in determining the values of our securities of these companies.  As of June 30, 2011, non-performance risk was a significant factor in determining the values of 10 of our 29 equity-focused portfolio companies.  These 10 companies accounted for approximately $31.6 million of the total value of our privately held venture capital portfolio.  We increased the non-performance risk, thereby decreasing the value, of nine companies.  We maintained the same level of non-performance risk for one company.  We removed the discount for non-performance risk as a significant input to value in three companies due to the terms of recent or pending financing events.

As of June 30, 2011, our top ten investments by value accounted for approximately 77 percent of the value of our equity-focused venture capital portfolio.

Top Ten Equity-Focused Investments by Value

Company Name	Value as of June 30, 2011	Cumulative % of Equity-Focused Venture Capital Portfolio
Solazyme, Inc.	$44,354,868	35%
Adesto Technologies Corp.	$9,202,887	42%
Bridgelux, Inc.	$7,962,852	48%
Xradia, Inc.	$7,213,484	54%
Molecular Imprints, Inc.	$5,591,725	58%
Innovalight, Inc.	$5,029,251	62%
SiOnyx, Inc.	$4,899,295	66%
Metabolon, Inc.	$4,716,167	70%
Contour Energy Systems, Inc.	$4,636,260	74%
Laser Light Engines, Inc.	$3,792,764	77%

77 Percent of Value of Equity-Focused Venture Capital Portfolio

Assessment of Venture Capital Investment Portfolio as of June 30, 2011

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

The chart below compares the values of our venture capital investments in our Cleantech, Healthcare and Electronics portfolios as of June 30, 2011, and as of March 31, 2011.

Note:	Our one investment, Questech, which is classified as "Other" and valued at $436,642 as of March 31, 2011, is included with "Electronics." We sold our investment in Questech in the second quarter of 2011.

We note that the amount in Healthcare does not include our rights to potential future milestone payments from the sale of BioVex Group, Inc., to Amgen, Inc.  These rights were valued at $3,316,581 and $3,291,750 as of June 30, 2011, and March 31, 2011, respectively.

We have and may continue to make investments outside these sectors, and we may not maintain these sectors or the weightings within these sectors in future quarters.

Assessment of Our Cleantech Portfolio as of June 30, 2011

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

We also believe we have a pipeline of companies that are developing solutions for growth markets that are emerging today or may develop in future years such as ground-water and other environmental remediation (ABSMaterials), renewable chemicals (Cobalt) and alternative sources for high-intensity light (Laser Light Engines).  In the second quarter of 2011, we invested in a new cleantech company, Produced Water Absorbents, Inc. (“PWA”), a spinout from ABSMaterials, Inc.  PWA is developing nanoglass materials that are able to remediate contaminated water that is a by-product of drilling for oil and hydraulic fracturing for natural gas.  The table below shows the breakdown of our Cleantech portfolio as of June 30, 2011, based on stage of maturity of the investment including the year of our initial investment in each of the companies.

Many of our Cleantech portfolio companies are generating commercial revenues and/or have entered into partnerships and joint development agreements with large corporations.  We include some of the commercial developments from these portfolio companies during the second quarter below.

Solazyme	On May 27, 2011, Solazyme completed an IPO by selling 10,975,000 shares of common stock at $18 per share.

On June 20, 2011, Solazyme announced the successful test flight of a MH 60S Seahawk helicopter fueled with a 50:50 blend of algal-derived Solajet HRJ-5® jet fuel.

On June 30, 2011, Solazyme announced it expanded its distribution channels for its Algenist line of cosmetics to include Sephora Canada and The Shopping Channel.

ABSMaterials
In April 2011, field testing by DOE’s National Energy Technology Laboratory confirmed that ABSMaterials’ Osorb material could remove more than 99 percent of oil and grease from water, as well as more than 90 percent of toxic substances such as benzene, toluene, ethylbenzene and xylenes.

In June 2011, ABSMaterials noted the spinout and financing of its subsidiary, Produced Water Absorbents, Inc.

Contour Energy	In June 2011, Contour Energy announced the close of a Series C round of financing led by EDBi, the investment arm of the government of Singapore.

Cobalt	In May 2011, Cobalt announced the close of a Series D round of financing led by the Whittemore Collection Ltd., the investment vehicle of Parsons & Whittemore.

Innovalight
In July 2011, Innovalight announced it had been acquired by DuPont.  Details of this transaction are included in the section titled, "Recent and Pending Potential Liquidity Events from Our Portfolio as of June 30, 2011."

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

Assessment of Healthcare Portfolio as of June 30, 2011

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

We also believe we have an emerging pipeline of companies that are developing solutions for growth markets that exist today or may develop in future years such as personalized medicine (Enumeral Biomedical).  We made a new investment in a personalized medicine company, Champions Oncology (OTC:CSBR) in the second quarter of 2011.  The table below shows the breakdown of our Healthcare portfolio as of June 30, 2011, based on stage of maturity of the investment including the year of our initial investment in each of the companies.

Our Healthcare companies demonstrate progress and growth through different mechanisms depending on their respective businesses.  Businesses that provide services, such as Metabolon, generate revenues from the commercial sale of these services.  Businesses that enter into partnerships for discovery and development of therapeutics, vaccines and diagnostics may generate revenue from upfront fees, milestone payments and royalties on sales of approved products.  Businesses that endeavor to advance a therapeutic, diagnostic or vaccine product through clinical trials may not generate revenue until an approved product is on the market, if ever.  Progress for these types of companies can be measured by progress through clinical trials. We include some of the developments from these portfolio companies during the second quarter below.

Champions Oncology	In April 2011, Champions Oncology announced a round of financing through private placement led by Battery Ventures.

Enumeral	In June 2011, Enumeral completed its Series A round of financing led by us with participation from high-net-worth individual investors, a corporate investor and a venture capital firm.

Metabolon
In June 2011, Metabolon announced the publication of "Identification of Metabolites in the Normal Ovary and Their Transformation in Primary and Metastatic Ovarian Cancer." The biochemical changes observed provide insight into the biochemical consequences of transformation and provide candidate biomarkers of ovarian oncogenesis.

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

Assessment of Electronics Portfolio as of June 30, 2011

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

We also believe we have an emerging pipeline of companies that are developing solutions for growth markets that exist today or may develop in future years such as high-performance computing enabled by quantum mechanics (D-Wave Systems) and radio-frequency identification and near-field communication devices enabled by printed electronics (Kovio).  The table below shows the breakdown of our Electronics portfolio as of June 30, 2011, based on stage of maturity of the investment including the year of our initial investment in each of the companies.

Many of our Electronics portfolio companies are generating commercial revenues and/or have entered into partnerships and joint development agreements with large corporations.  We include some of the commercial developments from these portfolio companies during the second quarter below.

D-Wave Systems	In May 2011, D-Wave Systems announced Lockheed Martin Corporation entered into an agreement to purchase a quantum computing system from the company.

Cambrios	In April 2011, Synaptics and Cambrios signed a reference design partnership agreement to bring Cambrios’ ClearOhm-based touch technology to the market.

In July 2011, Hitachi Chemical and Cambrios signed a collaboration agreement to produce photosensitive transparent conductive films that can be patterned using simple light exposure rather than expensive patterning techniques.

Kovio	In June 2011, Kovio announced a round of financing led by Tyco Retail Solutions, a unit of Tyco International.

Adesto	In July 2011, Adesto announced the formation of a development and manufacturing partnership that will lead to the delivery of the first Conductive Bridging RAM-based devices in 2011.

We believe the macroeconomic and microeconomic dynamics that supported our thesis for historical investments in electronics and the potential for nanotechnology to impact electronics-related markets will continue for the foreseeable future, albeit with some adjustment. The high capital intensity of traditional semiconductor investments and the reduced values placed on these companies at exit in the current market environment have resulted in these investments becoming less favorable to investors, including ourselves.  We are currently investigating opportunities that do not require such substantial capital investment to reach commercial revenues and breakeven cash flow.

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

We currently earn interest income from fixed-income securities, including U.S. government and agency securities.  The amount of interest income we earn varies with the average balance of our fixed-income portfolio and the average yield on this portfolio.  In previous years, we have been able to generate substantial amounts of interest income from our holdings of U.S. Treasury securities.  As of June 30, 2011, we held four U.S. Treasury securities with maturity dates of less than six months yielding approximately 0.09 percent.  As of June 30, 2011, yields for 3-month, 6-month, and 12-month U.S. Treasury securities were 0.03 percent, 0.10 percent and 0.19 percent, respectively.  With yields at this level, we expect to generate less interest income from U.S. government securities than in previous fiscal quarters and years.

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

Owing to the structure and objectives of our business, we generally expect to experience net operating losses and seek to generate increases in our net assets from operations through the long-term appreciation of our venture capital investments.  We have relied, and continue to rely, primarily on proceeds from sales of investments, rather than on investment income, to defray a significant portion of our operating expenses.  Because such sales are unpredictable, we attempt to maintain adequate working capital to provide for fiscal periods when there are no such sales.  During 2010, we made our first venture debt investment.  While the interest income generated from these investments does not currently defray a significant portion of our operating expenses, further investments in venture debt could generate more substantial investment income in future years.

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

Three months ended June 30, 2011, as compared with the three months ended June 30, 2010

In the three months ended June 30, 2011, and June 30, 2010, we had net increases in net assets resulting from operations of $21,222,221 and $2,150,952, respectively.

Investment Income and Expenses:

We had net operating losses of $1,806,393 and $1,953,949 for the three months ended June 30, 2011, and June 30, 2010, respectively.  The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expense of $557,806 in 2011 and $661,666 in 2010 associated with the vesting of stock options.  During the three months ended June 30, 2011, and 2010, total investment income was $187,826 and $129,208, respectively.  During the three months ended June 30, 2011, and 2010, total operating expenses were $1,994,219 and $2,083,157, respectively.

During the three months ended June 30, 2011, as compared with the same period in 2010, investment income increased, reflecting an increase in interest income from bridge notes, non-convertible promissory notes, subordinated and senior secured debt, and the participation agreement, offset by a decrease in our average holdings of U.S. government securities and a decrease in the average yield of these securities.  During the three months ended June 30, 2011, our average holdings of such securities were $35,821,905, as compared with $49,244,819 during the three months ended June 30, 2010.  The average yield on our U.S. government securities decreased from 0.11 percent for the three months ended June 30, 2010, to 0.06 percent for the three months ended June 30, 2011.

Operating expenses, including non-cash, stock-based compensation expense, were $1,994,219 and $2,083,157 for the three months ended June 30, 2011, and June 30, 2010, respectively.  The decrease in operating expenses for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was primarily owing to decreases in salaries, benefits and stock-based compensation expense and administration and operations expense, offset by an increase in professional fees.  Salaries, benefits and stock-based compensation expense decreased by $120,739, or 8.2 percent, through June 30, 2011, as compared with June 30, 2010, primarily as a result of a decrease in non-cash expense of $103,860 associated with the Harris & Harris Group, Inc. 2006 Equity Incentive Plan (the "Stock Plan") and a decrease in salaries and benefits owing primarily to a decrease in our head count.  At June 30, 2011, we had 10 full-time employees, as compared with 11 full-time employees at June 30, 2010.  While the non-cash, stock-based compensation expense for the Stock Plan accounted for $557,806 of our operating expenses, this amount was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value.  The non-cash, stock-based compensation expense and corresponding increase to our additional paid-in capital may increase in future quarters. Administration and operations expense decreased by $9,003, or 3.9 percent, through June 30, 2011, as compared with June 30, 2010, primarily as a result of a decrease in our directors' and officers' liability insurance expense and decreases in managing directors' travel-related expenses, offset by a one-time leasing commission expense associated with subletting our office space located 420 Florence Street, Suite 200, Palo Alto, CA, commencing on July 1, 2011.  Professional fees increased by $31,847, or 18.0 percent, for the three months ended June 30, 2011, as compared with the same period in 2010, primarily as a result of an increase in certain accounting and consulting fees.  Our rent expense of $89,500 for the three months ended June 30, 2011, includes $95,599 of rent paid in cash net of $6,099 non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term.   For the quarter ended June 30, 2010, we had a loss of $68,038 as a result of abandoning our lease at our former office prior to the end of the lease term that expired in April 2010.

Realized Income and Losses from Investments:

During the three months ended June 30, 2011, and June 30, 2010, we realized net losses on investments of $2,172,269 and $396,769, respectively.

During the three months ended June 30, 2011, we realized net losses of $2,172,269, consisting primarily of realized losses on our investment in PolyRemedy, Inc., of $204,206 and in Questech Corporation of $1,966,591.

During the three months ended June 30, 2010, we realized net losses of $396,769, consisting primarily of realized losses on a portion of our investment in Kovio, Inc., of $257,007 and in Orthovita, Inc., of $167,300, offset by realized gains on our investment in Satcon Technology Corporation of $14,320.

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the three months ended June 30, 2011, net unrealized appreciation on total investments increased by $25,200,986, or 3,698.4 percent, from net unrealized appreciation of $681,400 at March 31, 2011, to net unrealized appreciation of $25,882,386 at June 30, 2011.  During the three months ended June 30, 2010, net unrealized depreciation on total investments decreased by $4,501,670, or 42.6 percent, from net unrealized depreciation of $10,564,305 at March 31, 2010, to net unrealized depreciation of $6,062,635 at June 30, 2010.

During the three months ended June 30, 2011, net unrealized appreciation on our venture capital investments increased by $25,199,484, from net unrealized appreciation of $681,639 at March 31, 2011, to net unrealized appreciation of $25,881,123 at June 30, 2011, owing primarily to increases in the valuations of the following investments held:

Investment	Amount of Write-Up

Solazyme, Inc.	$21,106,005
Adesto Technologies Corporation	4,130,000
Metabolon, Inc.	2,103,440
Cambrios Technologies Corporation	1,554,890
ABSMaterials, Inc.	937,500
Innovalight, Inc.	923,130
Bridgelux, Inc.	623,882
Molecular Imprints, Inc.	310,325
GEO Semiconductor, Inc.	36,410

The write-ups for the three months ended June 30, 2011, were offset by decreases in the valuations of the following investments held:

Investment	Amount of Write-Down

SiOnyx, Inc.	$1,627,821
NeoPhotonics Corporation	1,507,438
Xradia, Inc.	1,316,792
D-Wave Systems, Inc.	1,129,575
Nanosys, Inc.	725,246
Ensemble Therapeutics Corporation	599,640
Mersana Therapeutics, Inc.	467,475
Laser Light Engines, Inc.	421,945
Ancora Pharmaceuticals Inc.	318,477
Cobalt Technologies, Inc.	250,587
Nextreme Thermal Solutions, Inc.	137,665
Champions Oncology, Inc.	53,333
Contour Energy Systems, Inc.	19,919
Kovio, Inc.	2,335
NanoTerra, Inc.	1,781

We had an increase in unrealized appreciation for PolyRemedy, Inc., of $312,313 and for Questech Corporation of $1,693,813 owing to the sale of these securities.

We had an increase in unrealized appreciation of $24,831 on the rights to milestone payments from Amgen, Inc., from its acquisition of BioVex Group, Inc., in the first quarter of 2011.

We had an increase in unrealized appreciation owing to foreign currency translation of $22,974 on our investment in D-Wave Systems, Inc.

During the three months ended June 30, 2010, net unrealized depreciation on our venture capital investments decreased by $4,516,186, from net unrealized depreciation of $10,561,039 at March 31, 2010, to net unrealized depreciation of $6,044,853 at June 30, 2010, owing primarily to increases in the valuations of the following investments held:

Investment	Amount of Write-Up

Solazyme, Inc.	$8,149,698
SiOnyx, Inc.	2,002,611
D-Wave Systems, Inc.	855,025
Xradia, Inc.	730,022
Laser Light Engines, Inc.	500,000
BioVex Group, Inc.	423,421

The write-ups for the three months ended June 30, 2010, were partially offset by decreases in the valuations of the following investments held:

Investment	Amount of Write-Down

Nextreme Thermal Solutions, Inc.	$2,202,629
Molecular Imprints, Inc.	2,014,874
Bridgelux, Inc.	1,663,728
NeoPhotonics Corporation	1,548,863
Kovio, Inc.	335,675
Nanosys, Inc.	280,649
Questech Corporation	69,479
TetraVitae Bioscience, Inc.	62,500
PolyRemedy, Inc.	53,893
Mersana Therapeutics, Inc.	14,109
Metabolon, Inc.	6,527

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

Six months ended June 30, 2011, as compared with the six months ended June 30, 2010

In the six months ended June 30, 2011, and June 30, 2010, we had net increases in net assets resulting from operations of $20,096,062 and $3,838,683, respectively.

Investment Income and Expenses:

We had net operating losses of $3,641,696 and $4,066,627 for the six months ended June 30, 2011, and June 30, 2010, respectively.  During the six months ended June 30, 2011, and 2010, total investment income was $324,650 and $208,281, respectively.  During the six months ended June 30, 2011, and 2010, total operating expenses were $3,966,346 and $4,274,908, respectively, including non-cash expense of $985,120 in 2011 and $1,214,938 in 2010 associated with the vesting of stock options.

During the six months ended June 30, 2011, as compared with the same period in 2010, investment income increased, reflecting an increase in interest income from bridge notes, non-convertible promissory notes, subordinated and senior secured debt, and the participation agreement, offset by a decrease in our average holdings of U.S. government securities.  During the six months ended June 30, 2011, our average holdings of such securities were $36,364,398, as compared with $51,492,274 during the six months ended June 30, 2010.  The average yield on our U.S. government securities for the six months ended June 30, 2011, and 2010, was 0.09 percent.

Operating expenses, including non-cash, stock-based compensation expense, were $3,966,346 and $4,274,908 for the six months ended June 30, 2011, and June 30, 2010, respectively.  The decrease in operating expenses for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, was primarily owing to decreases in salaries, benefits and stock-based compensation expense and administration and operations expense, offset by an increase in professional fees and rent expense.  Salaries, benefits and stock-based compensation expense decreased by $270,918, or 9.5 percent, through June 30, 2011, as compared with June 30, 2010, primarily as a result of a decrease in non-cash expense of $229,818 associated with the Stock Plan and a decrease in salaries and benefits owing primarily to a decrease in our head count.  At June 30, 2011, we had 10 full-time employees, as compared with 11 full-time employees at June 30, 2010.  While the non-cash, stock-based compensation expense for the Stock Plan increased our operating expenses by $985,120, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value.  The non-cash, stock-based compensation expense and corresponding increase to our additional paid-in capital may increase in future quarters. Administration and operations expense decreased by $34,967, or 6.8 percent, through June 30, 2011, as compared with June 30, 2010, primarily as a result of a decrease in our directors' and officers' liability insurance expense, decreases in the cost of non-employee-related insurance and decreases in managing directors' travel-related expenses, offset by a one-time leasing commission expense associated with subletting our office space located 420 Florence Street, Suite 200, Palo Alto, CA, commencing on July 1, 2011.  Professional fees increased by $36,326, or 8.6 percent, for the six months ended June 30, 2011, as compared with the same period in 2010, primarily as a result of an increase in certain accounting and consulting fees, offset by a reduction in certain legal fees.  Rent expense increased by $12,640, or 7.6 percent, for the period ended June 30, 2011, as compared with the six months ended June 30, 2010.  Our rent expense of $179,000 for the six months ended June 30, 2011, includes $190,497 of rent paid in cash net of $11,497 non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term.   For the six months ended June 30, 2010, we had a loss of $68,038 as a result of abandoning our lease at our former office prior to the end of the lease term which expired in April 2010.

Realized Income and Losses from Investments:

During the six months ended June 30, 2011, we realized net gains on investments of $5,362,071, as compared with realized net losses on investments of $408,292 during the six months ended June 30, 2010.

During the six months ended June 30, 2011, we realized net gains of $5,362,071, consisting primarily of realized gains on our investments in BioVex Group, Inc., of $7,509,340 and in Siluria Technologies, Inc., of $25,000, offset by realized losses on our investments in PolyRemedy, Inc., of $204,206 and in Questech Corporation of $1,966,591.

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

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the six months ended June 30, 2011, net unrealized appreciation on total investments increased by $18,378,080, or 244.9 percent, from net unrealized appreciation of $7,504,306 at December 31, 2010, to net unrealized appreciation of $25,882,386 at June 30, 2011.  During the six months ended June 30, 2010, net unrealized depreciation on total investments decreased by $8,316,234, or 57.8 percent, from net unrealized depreciation of $14,378,869 at December 31, 2009, to net unrealized depreciation of $6,062,635 at June 30, 2010.

During the six months ended June 30, 2011, net unrealized appreciation on our venture capital investments increased by $18,378,085, from net unrealized appreciation of $7,503,038 at December 31, 2010, to net unrealized appreciation of $25,881,123 at June 30, 2011, owing primarily to increases in the valuations of the following investments held:

Investment	Amount of Write-Up

Solazyme, Inc.	$21,129,046
Adesto Technologies Corporation	4,130,000
BridgeLux, Inc.	2,260,618
Metabolon, Inc.	2,098,023
CambriosTechnologies Corporation	1,554,890
ABSMaterials, Inc.	937,500
Innovalight, Inc.	844,348
Kovio, Inc.	620,397
Molecular Imprints, Inc.	299,200
Cobalt Technologies, Inc.	254,693
Enumeral Biomedical Corp.	83,333
GEO Semiconductor, Inc.	49,733
NanoTerra, Inc.	795

The write-ups for the six months ended June 30, 2011, were offset by decreases in the valuations of the following investments held:

Investment	Amount of Write-Down

Xradia, Inc.	$2,065,542
NeoPhotonics Corporation	1,859,210
SiOnyx, Inc.	1,629,058
D-Wave Systems, Inc.	1,129,575
Ancora Pharmaceuticals Inc.	955,432
Nanosys, Inc.	725,246
Ensemble Therapeutics Corporation	599,640
Mersana Therapeutics, Inc.	467,475
Laser Light Engines, Inc.	421,945
Nextreme Thermal Solutions, Inc.	412,993
Contour Energy Systems, Inc.	206,118
Champions Oncology, Inc.	53,333

We had an increase in unrealized appreciation for PolyRemedy, Inc., of $312,313 and for Questech Corporation of $1,632,310, owing to realized losses on the sale of these securities.

We had an increase in unrealized appreciation of $24,831 on the rights to milestone payments from Amgen, Inc., from its acquisition of BioVex Group, Inc., in the first quarter of 2011.

We had a decrease in unrealized appreciation for BioVex Group, Inc., of $7,467,615, which resulted from a realized gain on the sale of its securities.

We had an increase in unrealized appreciation owing to foreign currency translation of $139,237 on our investment in D-Wave Systems, Inc.

During the six months ended June 30, 2010, net unrealized depreciation on our venture capital investments decreased by $8,321,573, from net unrealized depreciation of $14,366,426 at December 31, 2009, to net unrealized depreciation of $6,044,853 at June 30, 2010, owing primarily to increases in the valuations of the following investments held:

Investment	Amount of Write-Up

Solazyme, Inc.	$8,149,698
SiOnyx, Inc.	3,078,765
Xradia, Inc.	1,330,469
Mersana Therapeutics, Inc.	961,704
D-Wave Systems, Inc.	855,025
Ensemble Therapeutics Corporation	500,000
Laser Light Engines, Inc.	500,000
BioVex Group, Inc.	421,422
Metabolon, Inc.	69,635

The write-ups for the six months ended June 30, 2010, were partially offset by decreases in the valuations of the following investments held:

Investment	Amount of Write-Down

Nextreme Thermal Solutions, Inc.	$3,303,943
Molecular Imprints, Inc.	2,023,124
Kovio, Inc.	1,750,165
Nanosys, Inc.	280,649
Bridgelux, Inc.	220,253
PolyRemedy, Inc.	107,786
TetraVitae Bioscience, Inc.	62,500
Questech Corporation	62,269
NeoPhotonics Corporation	5,111

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

Unrealized depreciation on our U.S. government securities portfolio increased from $12,443 at December 31, 2009, to $17,782 at June 30, 2010.

Financial Condition

June 30, 2011

At June 30, 2011, our total assets and net assets were $173,384,222 and $168,426,152, respectively.  At December 31, 2010, they were $149,289,168 and $146,853,912, respectively.

At June 30, 2011, our net asset value per share was $5.43, as compared with $4.76 at December 31, 2010.  At June 30, 2011, our shares outstanding increased to 31,000,601 from 30,878,164 at December 31, 2010.  Our shares outstanding increased due to the exercise of 122,437 options.  These option exercises provided $491,058 of cash to the Company.

Significant developments in the six months ended June 30, 2011, included an increase in the holdings of our venture capital investments of $25,736,860 and decreases in our holdings of U.S. government obligations and cash of $4,531,354.  The increase in the value of our venture capital investments from $106,150,422 at December 31, 2010, to $131,887,282 at June 30, 2011, resulted primarily from an increase in the net value of our venture capital investments of $23,901,077, owing primarily to the increase in value of Solazyme, Inc., following completion of its IPO, and by three new and 17 follow-on investments of $10,657,586, offset by the sale of our securities in BioVex Group, Inc., PolyRemedy, Inc., Questech Corporation and Siluria Technologies, Inc.   The decrease in the value of our U.S. government obligations and cash from $42,031,536 at December 31, 2010, to $37,500,182 at June 30, 2011, is primarily owing to the payment of cash for operating expenses of $2,860,329 and to new and follow-on venture capital investments totaling $10,657,586, offset by cash received from  the sale of our securities in BioVex Group, Inc., PolyRemedy, Inc., Questech Corporation and Siluria Technologies, Inc.

The following table is a summary of additions to our portfolio of venture capital investments made during the six months ended June 30, 2011:

New Investments	Amount of Investment

Champions Oncology, Inc.	$2,000,000
NanoTerra, Inc.	750,000
Produced Water Absorbents, Inc.	1,000,000

Follow-On Investments	Amount of Investment

Adesto Technologies Corporation	$445,659
Ancora Pharmaceuticals Inc.	200,000
Ancora Pharmaceuticals Inc.	100,000
Bridgelux, Inc.	813,805
Cobalt Technologies, Inc.	121,560
Contour Energy Systems, Inc.	720,000
Enumeral Biomedical Corp.	650,000
Enumeral Biomedical Corp.	99,999
NeoPhotonics Corporation	550,000
GEO Semiconductor, Inc.	150,000
Innovalight, Inc.	272,369
Innovalight, Inc.	181,579
Kovio, Inc.	892,315
Mersana Therapeutics, Inc.	298,900
Molecular Imprints, Inc.	866,668
Molecular Imprints, Inc.	481,482
Ultora, Inc.	63,250

Total	$10,657,586

The following tables summarize the values of our portfolios of venture capital investments and U.S. government obligations, as compared with their cost, at June 30, 2011, and December 31, 2010:

	June 30, 2011	December 31, 2010

Venture capital investments, at cost	$106,006,159	$98,647,384
Net unrealized appreciation(1)	25,881,123	7,503,038
Venture capital investments, at value	$131,887,282	$106,150,422

	June 30, 2011	December 31, 2010

U.S. government obligations, at cost	$32,197,584	$38,273,349
Net unrealized appreciation(1)	1,263	1,268
U.S. government obligations, at value	$32,198,847	$38,274,617

(1)At June 30, 2011, and December 31, 2010, the net accumulated unrealized appreciation on investments was $25,882,386 and $7,504,306, respectively.

Liquidity

Our liquidity and capital resources are generated and are generally available through our cash holdings, interest earned on our investments on U.S. government securities, cash flows from the sales of U.S. government securities and payments received on our venture debt investments, proceeds from periodic follow-on equity offerings and realized capital gains retained for reinvestment.

We fund our day-to-day operations using interest earned and proceeds from our cash holdings, the sales of our investments in U.S. government securities and interest earned from our venture debt securities.  We believe the increase or decrease in the value of our venture capital investments does not materially affect the day-to-day operations of the Company or our daily liquidity.  At June 30, 2011, and December 31, 2010, we had no investments in money market mutual funds.

We have a $10 million three-year revolving credit facility with TD Bank, N.A.  This credit facility is used to fund our venture debt investments and not for the payment of day-to-day operating expenses.  As of June 30, 2011, we had debt outstanding of $2,550,000, which is less than two percent of our net assets. This debt is collateralized with cash held in a restricted account on a one-for-one basis with the amount of debt outstanding from the credit facility. Therefore, repayment of the outstanding debt as of June 30, 2011, would not have a significant impact on our daily liquidity.  We have not issued any debt securities, and, therefore, are not subject to credit agency downgrades.

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

At June 30, 2011, and December 31, 2010, our total net primary liquidity was $37,560,664 and $42,079,934, respectively.  Our primary liquidity is comprised of our cash, U.S. government securities, receivables from unsettled trades, receivables from portfolio companies, taxes receivables and interest receivables.  The decrease in our primary liquidity from December 31, 2010, to June 30, 2011, is primarily owing to the use of funds for investments and payment of net operating expenses offset by the sale of investments.

At June 30, 2011, and December 31, 2010, our secondary liquidity was $49,241,940 and $0, respectively.  Our secondary liquidity consists of our publicly traded securities.  Although these companies are publicly traded, their stock may not trade at high volumes and prices can be volatile, which may restrict our ability to sell our positions at any given time.  We may also be restricted for a period of time in selling our positions in these companies due to lock-up provisions or due to our shares being unregistered.

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

Except for a rights offering, we are also generally not able to issue and sell our common stock at a price below our net asset value per share, exclusive of any distributing commission or discount, without shareholder approval.  As of June 30, 2011, our net asset value per share was $5.43 per share and our closing market price was $5.13 per share.  We do not currently have shareholder approval to issue or sell shares below our net asset value per share.

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

The Company’s outstanding debt balance was $2,550,000 and $0, at June 30, 2011, and December 31, 2010, respectively.  The annual weighted average interest cost for the six months ended June 30, 2011, was 1.5269 percent, exclusive of closing fees and for other prepaid expenses related to establishing the credit facility.  The remaining capacity under the credit facility was $7,450,000 at June 30, 2011.  At June 30, 2011, the Company was in compliance with all financial covenants required by the credit facility.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows:

Payments Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facility(1)	$2,550,000	$—	$2,550,000	$—	$—

Operating leases	$2,540,736	$326,475	$888,828	$570,716	$754,717

(1)     As of June 30, 2011, we had $7,450,000 of unused borrowing capacity under our credit facility.

Capital Resources

On October 9, 2009, we completed the sale of 4,887,500 shares of our common stock at a price of $4.75 per share to the public for total gross proceeds of $23,215,625; net proceeds of this offering, after deducting underwriting discounts and offering costs of $2,000,413, were $21,215,212.  Through June 30, 2011, we used all of the net proceeds from this offering to make new investments, as well as for follow-on investments in our existing venture capital investments and for working capital.

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

Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the SEC and GAAP.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets.  (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.")  As of June 30, 2011, our financial statements include venture capital investments valued at $131,887,282, the fair values of which were determined in good faith by, or under the direction of, the Board of Directors.  As of June 30, 2011, approximately 78.3 percent of our net assets represent investments in portfolio companies at fair value by the Board of Directors.

Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment, although our valuation policy is intended to provide a consistent basis for determining fair value of the portfolio investments.  Factors that may be considered include, but are not limited to, the cost of the Company’s investment;  transactions in the portfolio company’s securities or unconditional firm offers by responsible parties; the financial condition and operating results of the company; the long-term potential of the business and technology of the company; the values of similar securities issued by companies in similar businesses; multiples to revenues, net income or EBITDA that similar securities issued by companies in similar businesses receive; the proportion of the company’s securities we own and the nature of any rights to require the company to register restricted securities under the applicable securities laws; the achievement of milestones; discounts for restrictions on transfers of publicly traded securities; and the rights and preferences of the class of securities we own as compared with other classes of securities the portfolio has issued.

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

Historically, difficult venture capital environments have resulted in companies not receiving financing and being subsequently closed down with a loss of investment to venture investors, and other companies receiving financing but at significantly lower valuations than the preceding rounds, leading to very deep dilution for those who do not participate in the new rounds of investment.  Our best estimate of this non-performance risk has been quantified and included in the valuation of our portfolio companies as of June 30, 2011.

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

As of June 30, 2011, all of our portfolio company investments were classified as Level 3 in the hierarchy, indicating a high level of judgment required in their valuation.

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

Pension and Post-Retirement Benefit Plan Assumptions

The Company provides a Retiree Medical Benefit Plan for employees who meet certain eligibility requirements.  Until it was terminated on May 5, 2011, the Company also provided an Executive Mandatory Retirement Benefit Plan for certain individuals employed by us in a bona fide executive or high policy-making position.  Our former President accrued benefits under this plan prior to his retirement, and the termination has no impact on his accrued benefits.  Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability values related to our post-retirement benefit plans.  These factors include assumptions we make about the discount rate, the rate of increase in healthcare costs, and mortality, among others.

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

Recent Developments - Portfolio Companies

On July 6, 2011, the Company made a $1,032,058 follow-on investment in a privately held, equity-focused portfolio company.

On July 21, 2011, Innovalight, Inc., was sold to E. I. du Pont de Nemours and Company ("DuPont"). On July 21, 2011, we received repayment of our outstanding bridge notes of Innovalight plus accrued but unpaid interest of $458,569.  On August 5, we received our payment of $4,088,820 for our shares of Innovalight, which did not include $948,894 held in escrow.

On July 27, 2011, the Company made a $500,000 follow-on investment in a privately held, equity-focused portfolio company.

As of June 30, 2011, we owned an aggregate of 2,304,149 shares of Solazyme. This position was valued at $44,354,868 as of June 30, 2011. The key inputs to our valuation of Solazyme were the share price as of the close of trading on June 30, 2011, which was $22.97, less a liquidity discount owing to the lock-up restrictions placed on the shares through an agreement with the underwriters of the IPO. As of August 5, 2011, Solazyme’s closing price was $17.61 per share.

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

Because there is typically no public market for our interests in the small privately held companies in which we invest, the valuation of the securities in that portion of our portfolio is determined in good faith by our Board of Directors with the assistance of our Valuation Committee, comprised of the independent members of our Board of Directors, in accordance with our Valuation Procedures.  In the absence of a readily ascertainable market value, the determined value of our portfolio of securities may differ significantly from the values that would be placed on the portfolio if a ready market for such securities existed.  Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment, although our valuation policy is intended to provide a consistent basis for determining fair value of the portfolio investments.  Factors that may be considered include, but are not limited to, readily available public market quotations; the cost of the Company’s investment;  transactions in the portfolio company’s securities or unconditional firm offers by responsible parties; the financial condition and operating results of the company; the long-term potential of the business and technology of the company; the values of similar securities issued by companies in similar businesses; multiples to revenues, net income or EBITDA that similar securities issued by companies in similar businesses receive; the proportion of the company’s securities we own and the nature of any rights to require the company to register restricted securities under the applicable securities laws; the achievement of milestones; discounts for restrictions on transfers of publicly traded securities; and the rights and preferences of the class of securities we own as compared with other classes of securities the portfolio company has issued.

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

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates.  As of June 30, 2011, our venture debt investments were at fixed rates.  A change in interest rates would, therefore, not have a material effect on our gross investment income.  In the future, some of our venture debt investments may be at variable rates. Because we intend to fund a portion of our venture debt investments with borrowings, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow.  As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in future quarters.  As of June 30, 2011, we had $2,550,000 of debt outstanding on our $10 million credit facility that was used to fund our venture debt investments.

We generally also invest in both short and long-term U.S. government and agency securities.  To the extent that we invest in short- and long-term U.S. government and agency securities, changes in interest rates result in changes in the value of these obligations that result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements, and the quantity and duration of  long-term U.S. government and agency securities held by the Company, and it will vary from period to period.  If the average interest rate on U.S. government securities at June 30, 2011, were to increase by 25, 75 and 150 basis points, the average value of these securities held by us at June 30, 2011, would decrease by approximately $80,497, $241,491 and $482,983, respectively, and the portion of our net asset value attributable to such securities would decrease correspondingly.

In addition, market interest rates for high-yield corporate debt are an input in determining value of our investments in debt securities of privately held and publicly traded companies.  Significant changes in these market rates could affect the value of our debt securities as of the date of measurement of value.

Foreign Currency Risk

Most of our investments are denominated in U.S. dollars.  We currently have one investment denominated in Canadian dollars.  We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates.  The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates is $400,489 at June 30, 2011.

Item 4.  Controls and Procedures

(a)  Disclosure Controls and Procedures.  As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the 1934 Act).  Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures.  As of June 30, 2011, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

(b)   Changes in Internal Control Over Financial Reporting.   There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the second quarter of 2011 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Approximately 34.9 percent of the net asset value attributable to our equity-focused venture capital investment portfolio, or 26.3 percent of our net asset value, as of June 30, 2011, is concentrated in one company, Solazyme, Inc.

At June 30, 2011, we valued our investment in Solazyme, Inc., which had a historical cost to us of $5,444,197, at $44,354,868, or 34.9 percent of the net asset value attributable to our equity-focused venture capital investment portfolio, excluding our rights to potential future milestone payments from the sale of BioVex Group, Inc., to Amgen, Inc., or 26.3 percent of our net asset value.  Solazyme is now publicly traded on the Nasdaq Global Select Market.  As of June 30, 2011, we owned an aggregate of 2,304,149 shares of Solazyme.  The key inputs to our valuation of Solazyme as of June 30, 2011, were the share price as of the close of trading on June 30, 2011, which was $22.97, less a liquidity discount owing to the lock-up restrictions placed on the shares through an agreement with the underwriters of the IPO.  Any downturn in the business outlook of Solazyme, any failure of the products of Solazyme to receive widespread acceptance in the marketplace, any broad decrease in value of the public markets or negative events in the biofuel or algae-derived oil industry sectors could have a significant effect on our specific investment in Solazyme, and the overall value of our portfolio, and could have a significant adverse effect on the value of our common stock.  As of August 5, 2011, Solazyme's closing price was $17.61 per share.

The downgrade in the U.S. credit rating could materially adversely affect our business, financial conditions and results of operations.

On August 5, 2011, Standard & Poor's downgraded the U.S. credit rating to AA+ from its top rank of AAA.  The current U.S. debt ceiling and budget deficit concerns have increased the possibility of other credit-rating agency downgrades and an economic slowdown.  The downgrade of the U.S. credit rating could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world.  Additionally, austerity measures necessary to reduce the deficit could accelerate an already slowing economy in the near term.

Downgrading of the U.S. credit rating could negatively impact the trading market for U.S. government securities and would likely impact the credit risk associated with our investments in U.S. Treasury securities.  This could reduce the value of the U.S. Treasury securities in our portfolio.  In addition, adverse market and economic conditions that could occur due to a downgrade of the U.S. credit rating on the United States' debt could result in rapidly rising interest rates, a falling dollar, shakier financial markets and slowing or negative economic growth in the near term.  These events could adversely affect our business in many ways, including, but not limited to, adversely impacting our portfolio companies’ ability to obtain financing, or obtaining financing but at significantly lower valuations than the preceding financing rounds.  Market disturbances could also affect the value of our publicly traded portfolio companies, which as of June 30, 2011, accounted for 38.7 percent of the equity-focused venture capital portfolio.  If any of these events were to occur, it could materially adversely affect our business, financial condition and results of operations.

Item 6.	Exhibits

10.1
Amendment No. 1 to the Revolving Loan Agreement, dated as of June 21, 2011, by and between Harris & Harris Group, Inc. and TD Bank, N.A., incorporated by reference as Exhibit 10.1 to the Company's Form 8-K (File No. 814-00176) filed on June 21, 2011.

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

Date:  August 8, 2011

EXHIBIT INDEX

Exhibit No.	Description

31.01	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.