Form 10-Q
period 2011-09-30
HARRIS & HARRIS GROUP INC /NY/
filed 2011-11-07
CIK 893739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           ☐                      No            ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2011
Common Stock, $0.01 par value per share	31,000,601 shares

Harris & Harris Group, Inc.
Form 10-Q, September 30, 2011

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

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2011	December 31, 2010
	(Unaudited)

ASSETS
Investments in portfolio securities, at value:
Unaffiliated privately held companies (cost: $23,645,758 and $37,480,266, respectively)	$18,368,097	$56,315,330
Unaffiliated rights to milestone payments (adjusted cost basis: $3,291,750 and $0, respectively)	3,344,472	0
Unaffiliated publicly traded securities (cost: $12,743,787 and $0, respectively)	23,908,705	0
Non-controlled affiliated privately held companies (cost: $50,209,343 and $51,451,965, respectively)	45,955,747	42,775,415
Non-controlled affiliated publicly traded companies (cost: $2,000,000 and $0, respectively)	1,946,667	0
Controlled affiliated privately held companies (cost: $10,642,727 and $9,715,153, respectively)	6,609,872	7,059,677
Total investments in private portfolio companies, rights to milestone payments and public securities, at value (cost: $102,533,365 and $98,647,384, respectively)	$100,133,560	$106,150,422
Investments in U.S. Treasury obligations, at value (cost: $12,599,589 and $38,273,349, respectively)	12,599,799	38,274,617
Cash	24,302,804	3,756,919
Restricted funds (Note 3)	1,264,776	2,751
Funds held in escrow from sales of investments, at value (Note 3)	939,346	0
Receivable from portfolio company	14,500	10,000
Interest receivable	5,733	5,924
Prepaid expenses	127,312	379,705
Other assets	664,879	708,830
Total assets	$140,052,709	$149,289,168

LIABILITIES & NET ASSETS
Post retirement plan liabilities	$1,596,639	$1,506,906
Revolving loan (Note 5)	1,250,000	0
Accounts payable and accrued liabilities	1,077,759	589,592
Deferred rent	341,530	338,758
Debt interest and other payable	3,035	0
Total liabilities	4,268,963	2,435,256

Net assets	$135,783,746	$146,853,912

Net assets are comprised of:
Preferred stock, $0.10 par value, 2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares authorized at 09/30/11 and 12/31/10; 32,829,341 issued at 09/30/11 and 32,706,904 issued at 12/31/10	328,294	327,070
Additional paid in capital	210,002,890	208,085,735
Accumulated net operating and realized loss	(68,742,312)	(65,657,668)
Accumulated unrealized (depreciation) appreciation of investments	(2,399,595)	7,504,306
Treasury stock, at cost (1,828,740 shares at 09/30/11 and 12/31/10)	(3,405,531)	(3,405,531)

Net assets	$135,783,746	$146,853,912
Shares outstanding	31,000,601	30,878,164
Net asset value per outstanding share	$4.38	$4.76

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010

Investment income:
Interest from:
Fixed-income securities and bridge notes (Note 3)	$161,618	$134,097	$457,062	$330,378
Miscellaneous income	40,909	6,348	70,115	18,348
Total investment income	202,527	140,445	527,177	348,726

Expenses:
Salaries, benefits and stock-based compensation (Note 7)	1,490,116	1,327,055	4,073,995	4,181,852
Administration and operations	207,491	201,222	683,292	711,990
Professional fees	413,156	136,643	869,717	556,878
Rent (Note 3)	99,323	136,879	278,323	303,239
Directors’ fees and expenses	80,387	70,359	264,559	251,280
Custody fees	4,380	24,000	52,380	72,000
Depreciation	12,729	13,151	37,895	38,940
Interest and other debt expense	13,103	0	26,870	0
Lease termination costs	0	0	0	68,038
Total expenses	2,320,685	1,909,309	6,287,031	6,184,217

Net operating loss	(2,118,158)	(1,768,864)	(5,759,854)	(5,835,491)

Net realized (loss) gain:
Realized (loss) gain from investments:
Unaffiliated companies	(2,017,949)	0	5,310,794	13,218
Non-Controlled affiliated companies	(665,269)	(3,136,552)	(2,631,859)	(3,393,559)
Publicly traded companies	0	0	0	(152,980)
U.S. Treasury obligations/other	0	(311)	(82)	(11,834)
Realized (loss) gain from investments	(2,683,218)	(3,136,863)	2,678,853	(3,545,155)

Income tax expense (Note 8)	1,250	1,799	3,643	4,431
Net realized (loss) gain from investments	(2,684,468)	(3,138,662)	2,675,210	(3,549,586)

Net (decrease) increase in unrealized appreciation on investments:
Change as a result of investment sales	2,663,050	3,136,552	(2,015,594)	3,358,871
Change on investments held	(30,945,031)	1,316,942	(7,888,307)	9,410,857
Net (decrease) increase in unrealized appreciation on investments	(28,281,981)	4,453,494	(9,903,901)	12,769,728

Net (decrease) increase in net assets resulting from operations	$(33,084,607)	$(454,032)	$(12,988,545)	$3,384,651

Per average basic outstanding share	$(1.07)	$(0.01)	$(0.42)	$0.11

Average outstanding shares	31,000,601	30,866,399	30,973,353	30,863,616

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash flows used in operating activities:
Net (decrease) increase in net assets resulting from operations	$(12,988,545)	$3,384,651
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized and unrealized loss (gain) on investments	7,225,048	(9,224,573)
Depreciation of fixed assets, amortization of premium or discount on U.S. government securities, and bridge note interest	(238,886)	(260,793)
Stock-based compensation expense	1,427,321	1,746,734

Changes in assets and liabilities:
Restricted funds	(1,262,025)	(1)
Receivable from portfolio company	(4,500)	18,247
Other receivables	0	7,187
Return of security deposits on leased properties	0	44,376
Interest receivable	24,402	11,513
Income tax receivable	1,185	0
Prepaid expenses	252,393	(3,867)
Other assets	8,366	(227,512)
Post retirement plan liabilities	89,733	101,316
Accounts payable and accrued liabilities	491,235	(46,445)
Deferred rent	2,772	343,997

Net cash used in operating activities	(4,971,501)	(4,105,170)

Cash flows from investing activities:
Purchase of U.S. government securities	(100,032,726)	(58,644,919)
Sale of U.S. government securities	125,682,274	70,746,244
Investments in affiliated portfolio companies	(12,465,603)	(7,489,948)
Investments in unaffiliated portfolio companies	(3,732,015)	(2,177,123)
Proceeds from conversion of bridge note	0	1,356
Principal payments received on debt investments	1,523,736	0
Proceeds from sale of investments	12,804,733	407,543
Purchase of fixed assets	(4,071)	(84,212)

Net cash provided by investing activities	23,776,328	2,758,941

Cash flows from financing activities:
Proceeds from stock option exercises	491,058	39,795
Payment of offering costs	0	(48,928)
Proceeds from drawdown of credit facility	1,250,000	0

Net cash provided by (used in) financing activities	1,741,058	(9,133)

Net increase (decrease) in cash:
Cash at beginning of the period	3,756,919	1,611,465
Cash at end of the period.	24,302,804	256,103

Net increase (decrease) in cash	$20,545,885	$(1,355,362)

Supplemental disclosures of cash flow information:
Income taxes paid	$2,458	$4,431

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended	Year Ended
	September 30, 2011	December 31, 2010
	(Unaudited)

Changes in net assets from operations:

Net operating loss	$(5,759,854)	$(7,555,807)
Net realized gain (loss) on investments	2,675,210	(3,740,518)
Net (decrease) increase in unrealized appreciation on investments as a result of sales	(2,015,594)	3,608,205
Net (decrease) increase in unrealized appreciation on investments held	(7,888,307)	18,274,970

Net (decrease) increase in net assets resulting from operations	(12,988,545)	10,586,850

Changes in net assets from capital stock transactions:

Issuance of common stock upon the exercise of stock options	1,224	186
Additional paid-in capital on common stock issued net of offering expenses	489,834	20,527
Stock-based compensation expense	1,427,321	2,088,091

Net increase in net assets resulting from capital stock transactions	1,918,379	2,108,804

Net (decrease) increase in net assets	(11,070,166)	12,695,654

Net assets:

Beginning of the period	146,853,912	134,158,258

End of the period	$135,783,746	$146,853,912

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2011 (Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Unaffiliated Companies (3)(4)(5)(6) – 33.6% of net assets at value

Private Placement Portfolio (Illiquid) – 13.5% of net assets at value

Bridgelux, Inc. (7)(8)		Cleantech
Manufacturing high-power light emitting diodes (LEDs) and arrays
Series B Convertible Preferred Stock	(M)		$1,000,000	1,861,504	$1,039,092
Series C Convertible Preferred Stock	(M)		1,352,196	2,130,699	1,802,145
Series D Convertible Preferred Stock	(M)		1,371,622	999,999	1,238,998
Series E Convertible Preferred Stock	(M)		730,369	440,334	634,874
Warrants for Series C Convertible Preferred Stock expiring 12/31/14	( I )		168,270	163,900	68,962
Warrants for Series D Convertible Preferred Stock expiring 8/26/14	( I )		128,543	166,665	82,289
Warrants for Series E Convertible Preferred Stock expiring 12/31/17	( I )		108,867	170,823	92,312
			4,859,867		4,958,672

Cambrios Technologies Corporation (7)(9)		Electronics
Developing nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock	(M)		1,294,025	1,294,025	1,165,383
Series C Convertible Preferred Stock	(M)		1,300,000	1,300,000	1,170,764
Series D Convertible Preferred Stock	(M)		515,756	515,756	773,634
Series D-2 Convertible Preferred Stock	(M)		92,400	92,400	92,400
			3,202,181		3,202,181

Cobalt Technologies, Inc. (7)(9)(10)		Cleantech
Developing processes for making bio-butanol through biomass fermentation
Series C-1 Convertible Preferred Stock	(M)		749,998	352,112	435,580
Series D-1 Convertible Preferred Stock	(M)		122,070	48,828	65,596
			872,068		501,176

Ensemble Therapeutics Corporation (7)(9)(11)		Healthcare
Developing DNA- Programmed ChemistryTM for the discovery of new classes of therapeutics
Series B Convertible Preferred Stock	(M)		2,000,000	1,449,275	125,072
Secured Convertible Bridge Notes (including interest)	(M)		367,406	$299,169	775,997
			2,367,406		901,069

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2011 (Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3)(4)(5)(6) – 33.6% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 13.5% of net assets at value (Cont.)

GEO Semiconductor Inc.		Electronics
Developing programmable, high-performance video and geometry processing solutions
Participation Agreement with Montage Capital relating to the following assets:
Senior secured debt, 13.75%, maturing on 06/30/12	( I )		$400,448	$500,000	$457,950
Warrants for Series A Pref. Stock expiring on 09/17/17	( I )		66,684	100,000	56,591
Warrants for Series A-1 Pref. Stock expiring on 06/30/18	( I )		23,566	34,500	19,829
Loan and Security Agreement with GEO Semiconductor relating to the following assets:
Subordinated secured debt, 15.75%, maturing on 01/01/12	( I )		108,162	$125,000	122,830
Warrants for Series A Pref. Stock expiring on 03/01/18	( I )		7,512	10,000	4,935
Warrants for Series A-1 Pref. Stock expiring on 06/29/18	( I )		7,546	10,000	4,951
			613,918		667,086

Molecular Imprints, Inc. (7)(12)		Electronics
Manufacturing nanoimprint lithography capital equipment
Series B Convertible Preferred Stock	(M)		2,000,000	1,333,333	606,450
Series C Convertible Preferred Stock	(M)		2,309,098	1,250,000	679,938
Warrants for Series C Convertible Preferred Stock expiring 12/31/11	( I )		190,902	125,000	166
Non-Convertible Bridge Note	( I )		0	0	3,033,338
			4,500,000		4,319,892

Nanosys, Inc. (7)(13)		Cleantech
Developing inorganic nanowires and quantum dots for use in batteries and LED-backlit devices
Series C Convertible Preferred Stock	(M)		1,500,000	803,428	255,503
Series D Convertible Preferred Stock	(M)		3,000,003	1,016,950	698,410
Series E Convertible Preferred Stock	(M)		496,573	433,688	496,573
			4,996,576		1,450,486

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2011 (Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3)(4)(5)(6) – 33.6% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 13.5% of net assets at value (Cont.)

NanoTerra, Inc. (9)(14)		Cleantech
Developing surface chemistry and nano-manufacturing solutions
Senior secured debt, 12.0%, maturing on 02/22/14	( I )		$368,237	$416,271	$372,580
Senior secured debt, 12.0%, maturing on 02/22/13	( I )		162,009	$183,142	171,320
Warrants for Series A-2 Pref. Stock expiring on 02/22/21	( I )		69,168	446,248	68,037
			599,414		611,937

Nantero, Inc. (7)(9)(13)		Electronics
Developing a high-density, nonvolatile, random access memory chip, enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		489,999	345,070	793,279
Series B Convertible Preferred Stock	(M)		323,000	207,051	460,485
Series C Convertible Preferred Stock	(M)		571,329	188,315	501,834
			1,384,328		1,755,598

TetraVitae Bioscience, Inc. (7)(9)(13)(15)		Cleantech
Developing methods of producing alternative chemicals and fuels through biomass fermentation
Common Stock	(M)		250,000	118,804	0

Total Unaffiliated Private Placement Portfolio (cost: $23,645,758)					$18,368,097

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2011 (Unaudited)

	Method of		Adjusted	Shares/
	Valuation (1)	Industry(2)	Cost	Principal	Value

Rights to Milestone Payments (Illiquid) – 2.5% of net assets at value

Amgen, Inc. (7)(13)		Healthcare
Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	( I )		$3,291,750	$3,291,750	$3,344,472

Total Unaffiliated Rights to Milestone Payments (cost: $3,291,750)					$3,344,472

Publicly Traded Portfolio – 17.6% of net assets at value

NeoPhotonics Corporation (13)		Electronics
Developing and manufacturing optical devices and components
Common Stock	(M)		$7,299,590	450,907	$3,102,240

Solazyme, Inc. (7)(13)(16)		Cleantech
Developing algal biodiesel, industrial chemicals and specialty ingredients using synthetic biology
Common Stock	(M)		5,444,197	2,304,149	20,806,465

Total Unaffiliated Publicly Traded Portfolio (cost: $12,743,787)					$23,908,705

Total Investments in Unaffiliated Companies (cost: $39,681,295)					$45,621,274

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2011 (Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3)(17)(18) – 35.3% of net assets at value

Private Placement Portfolio (Illiquid) – 33.9% of net assets at value

ABSMaterials, Inc. (7)(9)(13)		Cleantech
Developing nano-structured absorbent materials for environmental remediation
Series A Convertible Preferred Stock	(M)		$375,000	375,000	$1,500,000

Adesto Technologies Corporation (7)(9)		Electronics
Developing low-power, high- performance memory devices
Series A Convertible Preferred Stock	(M)		2,200,000	6,547,619	4,583,333
Series B Convertible Preferred Stock	(M)		2,200,000	5,952,381	4,166,667
Series C Convertible Preferred Stock	(M)		1,485,531	2,122,187	1,485,531
			5,885,531		10,235,531

Contour Energy Systems, Inc. (7)(9)(13)		Cleantech
Developing batteries using nanostructured materials
Series A Convertible Preferred Stock	(M)		2,009,995	2,565,798	2,681,260
Series B Convertible Preferred Stock	(M)		1,300,000	812,500	1,235,000
Series C Convertible Preferred Stock	(M)		720,000	688,995	720,000
			4,029,995		4,636,260

Crystal IS, Inc. (7)(13)		Cleantech
Developing single-crystal aluminum nitride substrates for light-emitting diodes
Common Stock	(M)		1,734,199	3,994,468	0
Warrants for Series A-1 Pref. Stock expiring 05/05/13	( I )		8,746	15,231	0
Warrants for Series A-1 Pref. Stock expiring 05/12/13	( I )		1,351	2,350	0
Warrants for Series A-1 Pref. Stock expiring 08/08/13	( I )		2,543	4,396	0
			1,746,839		0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2011 (Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Non-Controlled Affiliated Companies (3)(17)(18) – 35.3% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 33.9% of net assets at value (Cont.)

D-Wave Systems, Inc. (7)(9)(19)		Electronics
Developing high- performance quantum computing systems
Series B Convertible Preferred Stock	(M)		$1,002,074	1,144,869	$933,412
Series C Convertible Preferred Stock	(M)		487,804	450,450	376,441
Series D Convertible Preferred Stock	(M)		1,484,492	1,533,395	1,281,458
Series E Convertible Preferred Stock	(M)		248,049	269,280	245,072
Series F Convertible Preferred Stock	(M)		238,323	258,721	235,462
Warrants for Common Stock expiring 06/30/15	( I )		98,644	153,890	45,051
			3,559,386		3,116,896

Enumeral Biomedical Corp. (7)(9)		Healthcare
Developing therapeutics and diagnostics through functional assaying of single cells
Series A Convertible Preferred Stock	(M)		1,026,832	957,038	1,110,164

HzO, Inc. (7)(9)(13)(14)		Electronics
Developing novel industrial coatings that protect electronics against damage from liquids
Series A Convertible Preferred Stock	(M)		666,667	4,057,294	1,027,713
Series B Convertible Preferred Stock	(M)		1,000,000	3,947,888	1,000,000
			1,666,667		2,027,713

Kovio, Inc. (7)(9)(13)		Electronics
Developing semiconductor products using printed electronics and thin-film technologies
Series A' Convertible Preferred Stock	(M)		5,242,993	2,160,000	1,437,286
Series B' Convertible Preferred Stock	(M)		1,418,540	2,131,827	1,418,539
			6,661,533		2,855,825

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2011 (Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Non-Controlled Affiliated Companies (3)(17)(18) – 35.3% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 33.9% of net assets at value (Cont.)

Mersana Therapeutics, Inc. (7)(9)		Healthcare
Developing treatments for cancer based on novel drug delivery polymers
Series A Convertible Preferred Stock	(M)		$700,000	68,451	$0
Series B Convertible Preferred Stock	(M)		1,542,098	866,500	0
Unsecured Convertible Bridge Notes (including interest)	(M)		1,338,393	$1,120,875	1,338,393
			3,580,491		1,338,393

Metabolon, Inc. (7)(13)		Healthcare
Developing service and diagnostic products through the use of a metabolomics, or biochemical, profiling platform
Series B Convertible Preferred Stock	(M)		2,500,000	371,739	1,951,723
Series B-1 Convertible Preferred Stock	(M)		706,214	148,696	780,689
Series C Convertible Preferred Stock	(M)		1,000,000	1,000,000	1,794,510
Series D Convertible Preferred Stock	(M)		1,499,999	835,882	1,499,999
Warrants for Series B-1 Convertible Preferred Stock expiring 3/25/15	( I )		293,786	74,348	177,005
			5,999,999		6,203,926

Nextreme Thermal Solutions, Inc. (7)(9)(13)		Cleantech
Developing thin-film thermoelectric devices for cooling and energy conversion
Series A Convertible Preferred Stock	(M)		1,750,000	17,500	0
Series B Convertible Preferred Stock	(M)		2,634,762	4,870,244	0
			4,384,762		0

Produced Water Absorbents, Inc. (7)(9)(13)(14)		Cleantech
Developing nano-structured absorbent materials for environmental remediation of contaminated water in the oil and gas industries
Series A Convertible Preferred Stock	(M)		1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2011 (Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3)(17)(18) – 35.3% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 33.9% of net assets at value (Cont.)

Senova Systems, Inc. (7)(9)(13)(14)		Healthcare
Developing next-generation sensors to measure pH
Series B Convertible Preferred Stock	(M)		692,308	692,308	$692,308

SiOnyx, Inc. (7)(9)(13)		Electronics
Developing silicon-based optoelectronic products enabled by its proprietary Black Silicon
Series A Convertible Preferred Stock	(M)		$750,000	233,499	129,133
Series A-1 Convertible Preferred Stock	(M)		890,000	2,966,667	1,368,598
Series A-2 Convertible Preferred Stock	(M)		2,445,000	4,207,537	2,236,727
Series B-1 Convertible Preferred Stock	(M)		1,169,561	1,892,836	1,056,250
Warrants for Series B-1 Convertible Preferred Stock expiring 2/23/17	( I )		130,439	247,350	106,306
			5,385,000		4,897,014

Ultora, Inc. (7)(9)(13)		Cleantech
Developing energy-storage devices enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		215,000	215,000	215,000

Xradia, Inc. (7)(13)		Electronics
Designing, manufacturing and selling ultra- high resolution 3D x-ray microscopes and fluorescence imaging systems
Series D Convertible Preferred Stock	(M)		4,000,000	3,121,099	6,126,717

Total Non-Controlled Private Placement Portfolio (cost: $50,209,343)					$45,955,747

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2011 (Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Publicly Traded Portfolio (Illiquid) – 1.4% of net assets at value

Champions Oncology, Inc. (7)(13)(14)(20)		Healthcare
Developing its TumorGraftTM platform for personalized medicine and drug development
Common Stock	(M)		$2,000,000	2,666,667	$1,946,667

Total Non-Controlled Affiliated Publicly Traded Portfolio (cost: $2,000,000)					$1,946,667

Total Investments in Non-Controlled Affiliated Companies (cost: $52,209,343)					$47,902,414

Investments in Controlled Affiliated Companies (3)(21) – 4.8% of net assets at value

Private Placement Portfolio (Illiquid) – 4.8% of net assets at value

Ancora Pharmaceuticals Inc. (7)(9)		Healthcare
Developing synthetic carbohydrates for pharmaceutical applications
Series B Convertible Preferred Stock	(M)		$1,600,000	1,663,808	$0
Series C Convertible Preferred Stock	(M)		1,129,817	2,066,051	0
Secured Convertible Bridge Notes (including interest)	(M)		2,817,108	$2,600,000	2,817,108
			5,546,925		2,817,108

Laser Light Engines, Inc. (7)(9)(13)		Cleantech
Manufacturing solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	(M)		2,000,000	7,499,062	173,152
Series B Convertible Preferred Stock	(M)		3,095,802	13,571,848	3,619,612
			5,095,802		3,792,764

Total Controlled Private Placement Portfolio (cost: $10,642,727)					$6,609,872

Total Investments in Controlled Affiliated Companies (cost: $10,642,727)					$6,609,872

Total Private Placement and Publicly Traded Portfolio (cost: $102,533,365)					$100,133,560

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2011 (Unaudited)

	Method of		Shares/
	Valuation (1)	Cost	Principal	Value

U.S. Government Securities (22) – 9.3% of net assets at value

U.S. Treasury Bill — due date 10/27/11	(M)	$5,099,886	5,100,000	$5,099,949
U.S. Treasury Bill — due date 11/17/11	(M)	7,499,703	7,500,000	7,499,850

Total Investments in U.S. Government Securities (cost: $12,599,589)				$12,599,799

Total Investments (cost: $115,132,954)				$112,733,359

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2011 (Unaudited)

Notes to Consolidated Schedule of Investments

(1)	See "Footnote to Consolidated Schedule of Investments" on page 29 for a description of the "Valuation Procedures."

(2)
We classify "Cleantech" companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials using nanotechnology-enabled solutions.  We classify "Electronics" companies as those that use nanotechnology to address problems in electronics-related industries, including semiconductors.  We classify "Healthcare" companies as those that use nanotechnology to address problems in healthcare-related industries, including biotechnology, pharmaceuticals and medical devices.  We use the term "Other" for companies that operate primarily in industries other than those within "Cleantech," "Electronics" and "Healthcare."  We do not have any portfolio companies classified as "Other" as of September 30, 2011.  In the first quarter of 2011, we renamed the sector classification "Electronics/ Semiconductors" to "Electronics" and reclassified three companies, NeoPhotonics Corporation, Polatis, Inc., and Xradia, Inc., from a sector classification of "Other" to "Electronics" to reflect a broader definition of electronics to include photonics, metrology, and test and measurement.  We also renamed the sector classification "Healthcare/Biotech" to "Healthcare."

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

(4)
The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $23,645,758.  The gross unrealized appreciation based on the tax cost for these securities is $535,765.  The gross unrealized depreciation based on the tax cost for these securities is $5,813,426.

(5)
The aggregate cost for federal income tax purposes of investments in unaffiliated rights to milestone payments is $3,291,750.  The gross unrealized appreciation based on the tax cost for these securities is $52,722. The gross unrealized depreciation based on the tax cost for these securities is $0.

(6)
The aggregate cost for federal income tax purposes of investments in unaffiliated publicly traded companies is $12,743,787.  The gross unrealized appreciation based on the tax cost for these securities is $15,362,268. The gross unrealized depreciation based on the tax cost for these securities is $4,197,350.

(7)	We are subject to legal restrictions on the sale of our investment(s) in this company.

(8)
With our investment in the Series E round of financing, we received a warrant to purchase shares of common stock of up to 30 percent of the amount invested in the Series E round of financing of Bridgelux, Inc., depending on certain financial performance metrics of the company as of December 31, 2011, at a price per share of $1.9056.  The number of shares able to be purchased and beginning of the period for when this warrant is exercisable will be set upon receipt of the audited financial statements of the company for the 2011 fiscal year or upon the completion of an IPO or sale of the company, whichever comes first.  This warrant is, therefore, a contingent asset as of September 30, 2011.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2011 (Unaudited)

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

(12)
As part of a loan the Company made to Molecular Imprints in the second quarter of 2011, we received a liquidation preference payable upon a sale of the company equal to three times the principal of the loan, or $4,044,450.  This preference is senior to the preferences of the outstanding preferred stock.  While the loan has since been repaid, this liquidation preference remains outstanding as of September 30, 2011.

(13)	Represents a non-income producing security. Investments that have not paid dividends or interest within the last 12 months are considered to be non-income producing.

(14)	Initial investment was made during 2011.

(15)	On October 28, 2011, Eastman Renewable Materials, LLC purchased substantially all of the assets of TetraVitae Bioscience, Inc. The Company did not receive any proceeds from this transaction.

(16)	The lock-up period on our 2,304,149 shares of Solazyme, Inc., currently expires on November 23, 2011.

(17)
The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $50,209,343.  The gross unrealized appreciation based on the tax cost for these securities is $8,856,288.  The gross unrealized depreciation based on the tax cost for these securities is $13,109,884.

(18)
The aggregate cost for federal income tax purposes of investments in non-controlled affiliated publicly traded companies is $2,000,000.  The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $53,333.

(19)
D-Wave Systems, Inc., is located and is doing business primarily in Canada.   We invested in D-Wave Systems, Inc., through Parallel Universes, Inc., a Delaware company.  Our investment is denominated in Canadian dollars and is subject to foreign currency translation.  See "Note 3. Summary of Significant Accounting Policies."

(20)
As of September 30, 2011, our 2,666,667 shares of Champions Oncology, Inc., were not registered and were subject to restrictions on transfer.  These shares became freely tradable on October 1, 2011, under Rule 144.

(21)
The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $10,642,727.  The gross unrealized appreciation based on the tax cost for these securities is $0.  The gross unrealized depreciation based on the tax cost for these securities is $4,032,855.

(22)
The aggregate cost for federal income tax purposes of our U.S. government securities is $12,599,589.  The gross unrealized appreciation on the tax cost for these securities is $210.  The gross unrealized depreciation on the tax cost of these securities is $0.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Unaffiliated Companies (3)(4) – 38.3% of net assets at value

Private Placement Portfolio (Illiquid) – 38.3% of net assets at value

BioVex Group, Inc. (5)(6)(7)(8) — Developing novel biologics for treatment of cancer and infectious disease		Healthcare/ Biotech
Series E Convertible Preferred Stock	(M)		2,799,552	$5,839,158
Series G Convertible Preferred Stock	(M)		6,964,034	5,431,430
Warrants for Series G Convertible Preferred Stock expiring 11/5/16	(M)		285,427	159,474
				11,430,062

Bridgelux, Inc. (5)(6) — Manufacturing high-power light emitting diodes (LEDs) and arrays		Cleantech
Series B Convertible Preferred Stock	(M)		1,861,504	1,759,121
Series C Convertible Preferred Stock	(M)		2,130,699	2,013,510
Series D Convertible Preferred Stock	(M)		999,999	945,000
Warrants for Series C Convertible Preferred Stock expiring 12/31/14	( I )		163,900	86,867
Warrants for Series D Convertible Preferred Stock expiring 8/26/14	( I )		166,665	58,500
				4,862,998

Cobalt Technologies, Inc. (5)(6)(7)(9) — Developing processes for making biobutanol through biomass fermentation		Cleantech
Series C Convertible Preferred Stock	(M)		352,112	375,000

Ensemble Therapeutics Corporation (5)(6)(10) — Developing DNA- Programmed ChemistryTM for the discovery of new classes of therapeutics		Healthcare/ Biotech
Series B Convertible Preferred Stock	(M)		1,449,275	2,000,000
Unsecured Convertible Bridge Notes (including interest)	(M)		$299,169	349,505
				2,349,505

GEO Semiconductor Inc. (7)(11) — Developing programmable, high- performance video and geometry processing solutions Participation Agreement with Montage Capital relating to the following assets:		Electronics/ Semi- conductors
Senior Secured Debt, 13.75%, maturing on 06/30/12	( I )		$500,000	424,920
Warrants for Series A Preferred Stock expiring on 09/17/17	( I )		100,000	46,500
				471,420

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Unaffiliated Companies (3)(4) – 38.3% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 38.3% of net assets at value (Cont.)

Molecular Imprints, Inc. (5)(6) — Manufacturing nanoimprint lithography capital equipment		Electronics/ Semi- conductors
Series B Convertible Preferred Stock	(M)		1,333,333	$1,861,111
Series C Convertible Preferred Stock	(M)		1,250,000	2,013,889
Warrants for Series C Convertible Preferred Stock expiring 12/31/11	( I )		125,000	69,375
				3,944,375

Nanosys, Inc. (5)(6) — Developing inorganic nanowires and quantum dots for use in batteries and LED-backlit devices		Cleantech
Series C Convertible Preferred Stock	(M)		803,428	916,225
Series D Convertible Preferred Stock	(M)		1,016,950	1,239,680
Series E Convertible Preferred Stock	(M)		433,688	745,076
				2,900,981

Nantero, Inc. (5)(6)(7) — Developing a high-density, nonvolatile, random access memory chip, enabled by carbon nanotubes		Electronics/Semi- conductors
Series A Convertible Preferred Stock	(M)		345,070	1,046,908
Series B Convertible Preferred Stock	(M)		207,051	628,172
Series C Convertible Preferred Stock	(M)		188,315	571,329
				2,246,409

NeoPhotonics Corporation (5)(6)(12) — Developing and manufacturing optical devices and components		Other
Common Stock	(M)		45,214	479,269
Series 1 Convertible Preferred Stock	(M)		73,250	776,450
Series 2 Convertible Preferred Stock	(M)		29,675	314,555
Series 3 Convertible Preferred Stock	(M)		110,000	1,166,000
Series X Convertible Preferred Stock	(M)		142,768	1,513,341
				4,249,615

Polatis, Inc. (5)(6)(7) — Developing MEMS-based optical networking components		Other
Common Stock	(M)		16,438	0
Series A-1 Convertible Preferred Stock	(M)		16,775	0
Series A-2 Convertible Preferred Stock	(M)		71,611	0
Series A-4 Convertible Preferred Stock	(M)		4,774	0
				0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Unaffiliated Companies (3)(4) – 38.3% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 38.3% of net assets at value (Cont.)

PolyRemedy, Inc. (5)(6)(7) — Developing a platform for producing and tracking the use of wound treatment patches		Healthcare/ Biotech
Series B-1 Convertible Preferred Stock	(M)		287,647	$23,466
Series B-2 Convertible Preferred Stock	(M)		676,147	30,427
				53,893

Siluria Technologies, Inc. (5)(6)(7)(13) — Developing nanomaterials for manufacturing of chemicals		Cleantech
Series S-2 Convertible Preferred Stock	(M)		612,061	204,000

Solazyme, Inc. (5)(6)(7) — Developing algal biodiesel, industrial chemicals and specialty ingredients using synthetic biology		Cleantech
Series A Convertible Preferred Stock	(M)		988,204	9,961,096
Series B Convertible Preferred Stock	(M)		495,246	4,992,080
Series C Convertible Preferred Stock	(M)		651,309	6,565,195
Series D Convertible Preferred Stock	(M)		169,390	1,707,451
				23,225,822

TetraVitae Bioscience, Inc. (5)(6)(7)(14) — Developing methods of producing alternative chemicals and fuels through biomass fermentation		Cleantech
Common Stock	(M)		118,804	0

Ultora, Inc. (5)(6)(7)(11) — Developing energy-storage devices enabled by carbon nanotubes		Cleantech
Secured Convertible Bridge Note (including interest)	(M)		$1,250	1,250

Total Unaffiliated Private Placement Portfolio (cost: $37,480,266)				$56,315,330

Total Investments in Unaffiliated Companies (cost: $37,480,266)				$56,315,330

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Non-Controlled Affiliated Companies (3)(15) – 29.1% of net assets at value

Private Placement Portfolio (Illiquid) – 29.1% of net assets at value

ABS Materials, Inc. (5)(7)(11) — Developing nano-structured absorbent materials for environmental remediation and for the petroleum industry		Cleantech
Series A Convertible Preferred Stock	(M)		375,000	$375,000

Adesto Technologies Corporation (5)(6)(7) — Developing low-power, high-performance memory devices		Electronics/ Semi- conductors
Series A Convertible Preferred Stock	(M)		6,547,619	2,420,000
Series B Convertible Preferred Stock	(M)		5,952,381	2,200,000
				4,620,000
Cambrios Technologies Corporation (5)(6)(7) – Developing nanowire-enabled electronic materials for the display industry		Electronics/ Semi- conductors
Series B Convertible Preferred Stock	(M)		1,294,025	323,506
Series C Convertible Preferred Stock	(M)		1,300,000	586,690
Series D Convertible Preferred Stock	(M)		515,756	644,695
Unsecured Convertible Bridge Note (including interest)	(M)		$92,400	93,332
				1,648,223

Contour Energy Systems, Inc. (5)(6)(7)(16) — Developing batteries using nanostructured materials		Cleantech
Series A Convertible Preferred Stock	(M)		2,565,798	2,822,378
Series B Convertible Preferred Stock	(M)		812,500	1,300,000
				4,122,378

Crystal IS, Inc. (5)(6) — Developing single-crystal aluminum nitride substrates for light-emitting diodes		Cleantech
Common Stock	(M)		3,994,468	0
Warrants for Series A-1 Preferred Stock expiring 05/05/13	( I )		15,231	0
Warrants for Series A-1 Preferred Stock expiring 05/12/13	( I )		2,350	0
Warrants for Series A-1 Preferred Stock expiring 08/08/13	( I )		4,396	0
				0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Non-Controlled Affiliated Companies (3)(15) – 29.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 29.1% of net assets at value (Cont.)

D-Wave Systems, Inc. (5)(6)(7)(17) — Developing high- performance quantum computing systems		Electronics/ Semi- conductors
Series B Convertible Preferred Stock	(M)		1,144,869	$1,343,504
Series C Convertible Preferred Stock	(M)		450,450	528,603
Series D Convertible Preferred Stock	(M)		1,533,395	1,799,439
Series E Convertible Preferred Stock	(M)		269,280	316,000
Series F Convertible Preferred Stock	(M)		258,721	303,609
Warrants for Common Stock expiring 06/30/15	( I )		153,890	74,329
				4,365,484

Enumeral Biomedical Corp. (5)(6)(7)(18) — Developing therapeutics and diagnostics through functional assaying of single cells		Healthcare/ Biotech
Unsecured Convertible Bridge Note (including interest)	(M)		$250,000	270,493

Innovalight, Inc. (5)(6)(7) — Developing silicon-based nanomaterials for use in the solar energy industry		Cleantech
Series B Convertible Preferred Stock	(M)		16,666,666	1,315,001
Series C Convertible Preferred Stock	(M)		5,810,577	1,734,521
Series D Convertible Preferred Stock	(M)		4,046,974	676,027
				3,725,549

Kovio, Inc. (5)(6) — Developing semiconductor products using printed electronics and thin-film technologies		Electronics/ Semi-conductors
Series A' Convertible Preferred Stock	(M)		2,160,000	540,000
Series A3X Convertible Preferred Stock	(M)		526,225	803,113
				1,343,113

Mersana Therapeutics, Inc. (5)(6)(7)(19) — Developing treatments for cancer based on novel drug delivery polymers		Healthcare/ Biotech
Series A Convertible Preferred Stock	(M)		68,451	136,902
Series B Convertible Preferred Stock	(M)		866,500	1,733,000
Unsecured Convertible Bridge Notes (including interest)	(M)		$821,975	960,948
				2,830,850

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Non-Controlled Affiliated Companies (3)(15) – 29.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 29.1% of net assets at value (Cont.)

Metabolon, Inc. (5)(6) — Developing service and diagnostic products through the use of a metabolomics, or biochemical, profiling platform		Healthcare/ Biotech
Series B Convertible Preferred Stock	(M)		371,739	$1,087,608
Series B-1 Convertible Preferred Stock	(M)		148,696	435,043
Series C Convertible Preferred Stock	(M)		1,000,000	1,000,000
Warrants for Series B-1 Convertible Preferred Stock expiring 3/25/15	( I )		74,348	95,493
				2,618,144

Nextreme Thermal Solutions, Inc. (5)(6) — Developing thin-film thermoelectric devices for cooling and energy conversion		Cleantech
Series A Convertible Preferred Stock	(M)		17,500	23,762
Series B Convertible Preferred Stock	(M)		4,870,244	526,895
				550,657

Questech Corporation (5)(6) — Manufacturing and marketing proprietary metal and stone products for home decoration		Other
Common Stock	(M)		655,454	498,145

SiOnyx, Inc. (5)(6)(7) — Developing silicon-based optoelectronic products enabled by its proprietary Black Silicon		Electronics/Semi- conductors
Series A Convertible Preferred Stock	(M)		233,499	160,367
Series A-1 Convertible Preferred Stock	(M)		2,966,667	2,037,507
Series A-2 Convertible Preferred Stock	(M)		4,207,537	2,889,736
Series B-1 Convertible Preferred Stock	(M)		1,892,836	1,300,000
Warrants for Series B-1 Convertible Preferred Stock expiring 2/23/17	( I )		247,350	140,742
				6,528,352

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Non-Controlled Affiliated Companies (3)(15) – 29.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 29.1% of net assets at value (Cont.)

Xradia, Inc. (5)(6) — Designing, manufacturing and selling ultra-high resolution 3D x-ray microscopes and fluorescence imaging systems		Other
Series D Convertible Preferred Stock	(M)		3,121,099	$9,279,027

Total Non-Controlled Private Placement Portfolio (cost: $51,451,965)				$42,775,415

Total Investments in Non-Controlled Affiliated Companies (cost: $51,451,965)				$42,775,415

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Controlled Affiliated Companies (3)(20) – 4.8% of net assets at value

Private Placement Portfolio (Illiquid) – 4.8% of net assets at value

Ancora Pharmaceuticals Inc. (5)(6)(7) — Developing synthetic carbohydrates for pharmaceutical applications		Healthcare/ Biotech
Series B Convertible Preferred Stock	(M)		1,663,808	$9,773
Series C Convertible Preferred Stock	(M)		2,066,051	945,661
Secured Convertible Bridge Notes (including interest)	(M)		$1,800,000	1,889,534
				2,844,968

Laser Light Engines, Inc. (5)(6)(7) — Manufacturing solid-state light sources for digital cinema and large-venue projection displays		Cleantech
Series A Convertible Preferred Stock	(M)		7,499,062	1,273,774
Series B Convertible Preferred Stock	(M)		13,571,848	2,940,935
				4,214,709

Total Controlled Private Placement Portfolio (cost: $9,715,153)				$7,059,677

Total Investments in Controlled Affiliated Companies (cost: $9,715,153)				$7,059,677

Total Private Placement Portfolio (cost: $98,647,384)				$106,150,422

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

	Method of	Shares/
	Valuation (1)	Principal	Value

U.S. Government Securities (21) – 26.0% of net assets at value

U.S. Treasury Bill — due date 01/13/11	(M)	$38,275,000	$38,274,617

Total Investments in U.S. Government Securities (cost: $38,273,349)			$38,274,617

Total Investments (cost: $136,920,733)			$144,425,039

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

Notes to Consolidated Schedule of Investments

(1)	See "Footnote to Consolidated Schedule of Investments" on page 29 for a description of the "Valuation Procedures."

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

Harris & Harris Enterprises, Inc.SM, ("Enterprises") is a 100 percent wholly owned subsidiary of the Company.  Enterprises is taxed under Subchapter C of the Code (a "C Corporation").  Harris Partners I, L.P, is a limited partnership and, from time to time, may be used to hold certain interests in portfolio companies. The partners of Harris Partners I, L.P., are Enterprises (sole general partner) and the Company (sole limited partner).  Enterprises pays taxes on any non-passive investment income generated by Harris Partners I, L.P. For the period ended September 30, 2011, there was no non-passive investment income generated by Harris Partners I, L.P.  Enterprises, as the sole general partner, consolidates Harris Partners I, L.P.  The Company consolidates its wholly owned subsidiary, Enterprises, for financial reporting purposes.

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

Portfolio Investment Valuations.  Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission ("SEC") and in accordance with GAAP.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets.  (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.")  At September 30, 2011, our financial statements include privately held and restricted publicly traded venture capital investments valued at $97,031,320.  The fair values of our privately held and restricted publicly traded venture capital investments were determined in good faith by, or under the direction of, the Board of Directors.  Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated.  The difference could be material.

Cash.  Cash includes demand deposits.  Cash is carried at cost which approximates fair value.

Restricted Funds.  At September 30, 2011, and December 31, 2010, we held $1,264,776 and $2,751, respectively, in "Restricted funds."  At September 30, 2011, we held $1,250,000 in a collateral account for our credit facility discussed in "Note 5.  Debt."  At September 30, 2011, and December 31, 2010, we also held $14,776 and $2,751, respectively, in security deposits for sublessors.

Unaffiliated Rights to Milestone Payments.  At September 30, 2011, the outstanding milestone payments from Amgen, Inc.’s acquisition of Biovex Group, Inc., were valued at $3,344,472.  The milestone payments are valued using the present value of estimated proceeds from future payments that may be achieved.  If all remaining milestones are met, we would receive $9,526,393.  There can be no assurances as to how much of this amount we will ultimately realize or when it will be realized, if at all.

Funds Held in Escrow from Sales of Investments.  At September 30, 2011, there were funds held in escrow totaling $939,346 relating to the sales of Biovex and Innovalight, Inc.  Funds held in escrow are valued using certain discounts applied to the amounts withheld.  Funds held in escrow from the Biovex and Innovalight transactions will be released in March 2012 and January 2013, respectively, upon settlement of any indemnity claims and expenses related to the transactions.  If the funds held in escrow for both transactions are released in full, we would receive $1,880,924.

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

Property and Equipment.  Property and equipment are included in "Other assets" and are carried at $330,296 and $364,202 at September 30, 2011, and December 31, 2010, respectively, representing cost, less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful lives of the premises and equipment.  We estimate the useful lives to be five to ten years for furniture and fixtures, three years for computer equipment, and ten years for leasehold improvements.

Post Retirement Plan Liabilities.  Unrecognized actuarial gains and losses are recognized as net periodic benefit cost pursuant to the Company's historical accounting policy for amortizing such amounts.  Actuarial gains and losses that arise that are not recognized as net periodic benefit cost in the same periods will be recognized as a component of net assets.

Interest Income Recognition.  Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis.  When securities are determined to be non-income producing, the Company ceases accruing interest and writes off any previously accrued interest.  These write-offs are recorded as a debit to interest income.  During the three months and nine months ended September 30, 2011, the Company earned $73,026 and $183,017, respectively, in interest on U.S. government securities, senior secured debt, participation agreements, non-convertible promissory notes, and interest-bearing accounts.  During the three months and nine months ended September 30, 2011, the Company recorded $88,592 and $274,045, respectively, of bridge note interest.

Loan Fees.   Loan fees received in connection with our venture debt investments are capitalized.  The unearned fee income is accreted into income based on the effective interest method over the life of the investment.

Stock-Based Compensation.  The Company has a stock-based employee compensation plan.  The Company accounts for the Harris & Harris Group, Inc. 2006 Equity Incentive Plan (the "Stock Plan") by determining the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, and records these amounts as an expense in the Consolidated Statements of Operations over the vesting period with a corresponding increase to our additional paid-in capital.  At September 30, 2011, and December 31, 2010, the increase to our operating expenses was offset by the increase to our additional paid-in capital, resulting in no net impact to our net asset value.  Additionally, the Company does not record the tax benefits associated with the expensing of stock options because the Company currently intends to qualify as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code").  The amount of non-cash, stock-based compensation expense recognized in the Consolidated Statements of Operations is based on the fair value of the awards the Company expects to vest, recognized over the vesting period on a straight-line basis for each award, and adjusted for actual options vested and pre-vesting forfeitures.  The forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate and is accounted for in the current period and prospectively.  See "Note 7.  Stock-Based Compensation" for further discussion.

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

Foreign Currency Translation.  The accounting records of the Company are maintained in U.S. dollars.  All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation.  For the nine months ended September 30, 2011, included in the net decrease in unrealized appreciation on investments was an unrealized loss of $115,329 resulting from foreign currency translation.

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

We do not choose investments based on a strategy of diversification.  We also do not rebalance the portfolio should one of our portfolio companies increase in value substantially relative to the rest of the portfolio.  Therefore, the value of our portfolio may be more vulnerable to microeconomic events affecting a single sector, industry or portfolio company and to general macroeconomic events that may be unrelated to our portfolio companies.  These factors may subject the value of our portfolio to greater volatility than a company that follows a diversification strategy.  As of September 30, 2011, our largest ten investments by value accounted for approximately 72 percent of the value of our equity-focused venture capital portfolio.  Our largest two investments, by value, Solazyme, Inc., a publicly traded company, and Adesto Technologies Corp., a privately held company, accounted for approximately 22 percent and 11 percent, respectively, of our equity-focused venture capital portfolio at September 30, 2011.

Approximately 70 percent of our equity-focused venture capital portfolio was comprised of securities of privately held companies.  Because there is typically no public or readily ascertainable market for our interests in the small privately held companies in which we invest, the valuation of the securities in that portion of our portfolio is determined in good faith by our Valuation Committee, comprised of all of the independent members of our Board of Directors, in accordance with our Valuation Procedures and is subject to significant estimates and judgments.  The determined value of the securities in our portfolio may differ significantly from the values that would be placed on these securities if a ready market for the securities existed.  Any changes in valuation are recorded in our Consolidated Statements of Operations as "Net (decrease) increase in unrealized appreciation on investments."  Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.

NOTE 5.  DEBT

On February 24, 2011, the Company established a new $10 million three-year revolving credit facility (the “credit facility”) with TD Bank, N.A. to be used in conjunction with its investments in venture debt.

The credit facility matures on February 24, 2014, and generally bears interest, at the Company’s option, based on (i) LIBOR plus 1.25 percent or (2) the higher of the federal funds rate plus fifty basis points (0.50 percent) or the U.S. prime rate as published in the Wall Street Journal.  The credit facility generally requires payment of interest on a monthly basis and requires the payment of a non-use fee of 0.15 percent annually.  All outstanding principal is due upon maturity.  The credit facility is secured by cash collateral to be held in a non-interest bearing account at TD Bank.  The credit facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining our status as a BDC (c) maintaining unencumbered, liquid assets of not less than $7,500,000,  (d)  limitations on the incurrence of additional indebtedness, (e) limitations on liens,  and (f) limitations on mergers and  dissolutions.  The credit facility is used to supplement our capital to make additional venture debt investments.

The Company’s outstanding debt balance was $1,250,000 at September 30, 2011.  The weighted average annual interest rate for the nine months ended September 30, 2011, was 1.5 percent, exclusive of amortization of closing fees and other expenses related to establishing the credit facility.  The remaining capacity under the credit facility was $8,750,000 at September 30, 2011.  At September 30, 2011, the Company was in compliance with all financial covenants required by the credit facility.

NOTE 6.  INVESTMENTS

At September 30, 2011, our financial assets were categorized as follows in the fair value hierarchy:

	Fair Value Measurement at Reporting Date Using:
Description	September 30, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government Securities	$12,599,799	$12,599,799	$0	$0

Privately Held Portfolio Companies:
Preferred Stock	$61,117,766	$0	$0	$61,117,766
Bridge Notes	$4,931,498	$0	$0	$4,931,498
Warrants	$650,014	$0	$0	$650,014
Rights to Milestone Payments	$3,344,472	$0	$0	$3,344,472
Senior Secured Debt	$543,900	$0	$0	$543,900
Participation Agreement	$534,370	$0	$0	$534,370
Subordinated Secured Debt	$122,830	$0	$0	$122,830
Non-Convertible Promissory Note	$3,033,338	$0	$0	$3,033,338

Publicly Traded Portfolio Companies:
Common Stock(a)	$25,855,372	$3,102,240	$0	$22,753,132

Total	$112,733,359	$15,702,039	$0	$97,031,320

(a) Publicly traded common stock classified as Level 3 is valued at a discount to quoted market prices to reflect a lock-up restriction ascribed to those shares.

The following chart shows the components of change in the financial assets categorized as Level 3 for the three months ended September 30, 2011.

	Beginning Balance 7/1/2011	Total Realized (Losses) Gains Included in Changes in Net Assets	Transfers	Total Unrealized Appreciation (Depreciation) Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals	Ending Balance 9/30/2011
Amount of Total
Appreciation
(Depreciation) for the
Period Included in
Changes in Net Assets
Attributable to the
Change in Unrealized
Gains or Losses Relating
to Assets Still Held at
the Reporting Date

Preferred Stock	$67,766,920	$(2,546,173)	$453,474	$(5,046,318)	$5,041,531	$(4,551,668)	$61,117,766	$(7,572,901)

Bridge Notes	5,208,640	34,927	(453,474)	11,383	588,591	(458,569)	4,931,498	47,217

Common Stock	0	(135,105)	0	135,105	0	0	0	0

Warrants	737,400	(37,196)	0	(50,190)	0	0	650,014	(87,386)

Rights to Milestone Payments	3,316,581	0	0	27,891	0	0	3,344,472	27,891

Participation Agreement	519,853	0	0	11,368	3,149	0	534,370	11,368

Subordinated Secured Debt	117,150	0	0	3,988	1,692	0	122,830	3,988

Senior Secured Debt	597,310	0	0	12,413	(65,823)	0	543,900	12,413

Non-Convertible Promissory Note	4,381,488	0	0	0	0	(1,348,150)	3,033,338	0

Publicly Traded Common Stock	49,241,940	0	(2,940,405)	(23,548,403)	0	0	22,753,132	(23,548,403)

Total	$131,887,282	$(2,683,547)	$(2,940,405)	$(28,442,763)	$5,569,140	$(6,358,387)	$97,031,320	$(31,105,813)

The following chart shows the components of change in the financial assets categorized as Level 3 for the nine months ended September 30, 2011.

	Beginning Balance 1/1/2011	Total Realized Gains (Losses) Included in Changes in Net Assets	Transfers	Total Unrealized (Depreciation) Appreciation Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals	Ending Balance 9/30/2011
Amount of Total
(Depreciation)
Appreciation for the
Period Included in
Changes in Net Assets
Attributable to the
Change in Unrealized
Gains or Losses Relating
to Assets Still Held at
the Reporting Date

Preferred Stock	$100,451,746	$4,613,504	$(28,611,520)	$(10,881,553)	$8,467,096	$(12,921,507)	$61,117,766	$(7,227,275)

Bridge Notes	3,565,062	34,927	(1,785,265)	408,592	3,166,751	(458,569)	4,931,498	408,591

Common Stock	977,414	(2,101,696)	(479,269)	1,767,415	0	(163,864)	0	0

Warrants	684,780	91,536	108,867	(197,117)	121,422	(159,474)	650,014	(68,385)

Rights to Milestone Payments	0	0	3,291,750	52,722	0	0	3,344,472	52,722

Participation Agreement	471,420	0	0	55,502	7,448	0	534,370	55,502

Subordinated Secured Debt	0	0	0	14,669	108,161	0	122,830	14,669

Senior Secured Debt	0	0	0	13,654	530,246	0	543,900	13,654

Non-Convertible Promissory Note	0	0	0	3,033,338	1,348,150	(1,348,150)	3,033,338	3,033,338

Publicly Traded Common Stock	0	0	22,675,822	(2,472,690)	2,550,000	0	22,753,132	(2,472,690)

Total	$106,150,422	$2,638,271	$(4,799,615)	$(8,205,468)	$16,299,274	$(15,051,564)	$97,031,320	$(6,189,874)

We elected to use the beginning of period values to recognize transfers in and out of Level 3 investments.  For the three and nine months ended September 30, 2011, there were transfers out of Level 3 of $2,940,405 and $4,249,615, respectively.  Our investment in NeoPhotonics transferred from a Level 3 investment to a Level 1 investment as a result of the expiration of the lock-up restrictions on the stock during the third quarter of 2011.

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

NOTE 7.  STOCK-BASED COMPENSATION

The Stock Plan provides for the grant of equity-based awards of stock options to our officers and employees and restricted stock (subject to receipt of an exemptive order described below) to our officers and employees who are selected by our Compensation Committee for participation in the plan and subject to compliance with the 1940 Act.

On July 11, 2006, we filed an application with the SEC regarding certain provisions of the Stock Plan.  On May 28, 2010, we filed an amended application to respond to written comments.  On October 24, 2011, the Board approved the Amended and Restated Harris & Harris Group, Inc. 2012 Equity Incentive Plan (the “Amended Plan”), which will replace the Stock Plan if we receive exemptive relief from the SEC and the Amended Plan is approved by shareholders.  On October 25, 2011, we filed an amended application to respond to formal written comments.  In the event that the SEC provides the exemptive relief requested by the application, and we receive shareholder approval for the Amended Plan, non-employee directors will receive up to 2,000 shares of restricted stock annually and the Compensation Committee, and the full Board, may, in the future, authorize awards of restricted stock under the Amended Plan to officers and employees.

For the three months and nine months ended September 30, 2011, the Company recognized $442,201 and $1,427,321, respectively, of compensation expense in the Consolidated Statements of Operations.  As of September 30, 2011, there was approximately $2,271,020 of unrecognized compensation cost related to unvested stock option awards.  This cost is expected to be recognized over a weighted average period of approximately 1.1 years.  For the three months and nine months ended September 30, 2010, the Company recognized $531,795 and $1,746,734, respectively, of compensation expense in the Consolidated Statements of Operations.  As of September 30, 2010, there was approximately $4,956,008 of unrecognized compensation cost related to unvested stock option awards.

For the three months ended September 30, 2011, no options were exercised.  For the nine months ended September 30, 2011, a total of 122,437 options were exercised for total proceeds to the Company of $491,058.

A summary of the changes in outstanding stock options for the nine months ended September 30, 2011, is as follows:

		Weighted	Weighted Average	Weighted Average Remaining	Aggregate
		Average	Grant Date	Contractual	Intrinsic
	Shares	Exercise Price	Fair Value	Term (Yrs)	Value

Options Outstanding at January 1, 2011	3,860,748	$7.81	$4.76	5.60	$125,208

Granted	0	$0	$0	0

Exercised	(122,437)	$4.01	$1.67	0
Forfeited or Expired	(349,194)	$5.98	$3.12	0

Options Outstanding at September 30, 2011	3,389,117	$8.13	$5.04	5.21	$0

Options Exercisable at September 30, 2011	2,575,906	$8.54	$5.32	5.35	$0

Options Exercisable and Expected to be Exercisable at September 30, 2011	3,367,743	$8.12	$5.02	5.22	$0

The aggregate intrinsic value in the table above with respect to options outstanding, exercisable and expected to be exercisable, is calculated as the difference between the Company's closing stock price of $3.55 on the last trading day of the third quarter of 2011 and the exercise price, multiplied by the number of in-the-money options.  This amount represents the total pre-tax intrinsic value that would have been received by the option holders had all options been fully vested and all option holders exercised their awards on September 30, 2011.  There were no in-the-money options as of September 30, 2011.  The intrinsic value on the dates of exercise of 122,437 options exercised during the nine months ended September 30, 2011, was $142,842.

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

On August 3, 2011, the Compensation Committee decided that it will not award stock options pursuant to the Stock Plan for at least the remainder of 2011 and through the first quarter of 2012.

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

For the three months ended September 30, 2011, and 2010, we paid $1,250 and $1,799, respectively, in federal, state and local taxes.  For the nine months ended September 30, 2011, and 2010, we paid $3,643 and $4,431, respectively, in federal, state and local taxes.  At September 30, 2011, and 2010, we had $0 accrued for federal, state and local taxes payable by the Company.

We pay federal, state and local taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is taxed as a C Corporation.  For the three months ended September 30, 2011, and 2010, our income tax expense for Harris & Harris Enterprises, Inc., was $1,250 and $0, respectively.  For the nine months ended September 30, 2011, and 2010, our income tax expense for Harris & Harris Enterprises, Inc., was $2,635 and $2,527, respectively.

NOTE 9.  EMPLOYEE BENEFITS

Executive Mandatory Retirement Benefit Plan

On May 5, 2011, the Board of Directors of Harris & Harris Group, Inc., terminated the Amended and Restated Executive Mandatory Retirement Benefit Plan.  The plan was adopted in 2003 in order to begin planning for eventual management succession for individuals who are employed by us in a bona fide executive or high policy-making position.  The plan provided benefits required by age discrimination laws as a result of the Company’s policy of mandatory retirement when such individuals attained the age of 65.  There are currently two individuals that qualify under the plan:  Douglas W. Jamison, age 41, the Chairman and Chief Executive Officer, and Daniel B. Wolfe, age 34, the President.  Since Mr. Jamison and Mr. Wolfe have over 20 years prior to attaining the age of 65, the plan was terminated.  Our former President accrued benefits under this plan prior to his retirement, and the termination of this plan has no impact on his accrued benefits.  At September 30, 2011, we had $211,418 accrued for benefits for this former employee under the plan.

NOTE 10.  CHANGE IN NET ASSETS PER SHARE

The following table sets forth the computation of basic and diluted per share net (decreases) increases in net assets resulting from operations for the three months and nine months ended September 30, 2011, and September 30, 2010.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2011	2010	2011	2010

Numerator for (decrease) increase in net assets per share	$(33,084,607)	$(454,032)	$(12,988,545)	$3,384,651

Denominator for basic weighted average shares	31,000,601	30,866,399	30,973,353	30,863,616

Basic net (decrease) increase in net assets per share resulting from operations	$(1.06)	$(0.01)	$(0.42)	$0.11

Denominator for diluted weighted average shares	31,000,601	30,866,399	30,973,353	30,895,197

Diluted net (decrease) increase in net assets per share resulting from operations	$(1.07)	$(0.01)	$(0.42)	$0.11

For the three and nine months ended September 30, 2011, the calculation of net decrease in net assets resulting from operations per diluted share excludes stock options because such options were anti-dilutive.  All stock options may be dilutive in future periods in which there is a net increase in net assets resulting from operations, or in the event that there are significant increases in the average stock price in the stock market or significant decreases in the amount of unrecognized compensation cost.

NOTE 11.  SUBSEQUENT EVENTS

On October 7, 2011, the Company made a $200,000 follow-on investment in a privately held, equity-focused portfolio company.

On October 21, 2011, the Company made a $538,945 follow-on investment in Bridgelux, Inc., a privately held, equity-focused portfolio company.

On October 24, 2011, the Company made a $60,000 follow-on investment in ABSMaterials, Inc., a privately held, equity-focused portfolio company.

On October 28, 2011, the Company made a $200,000 follow-on investment in Ancora Pharmaceuticals Inc., a privately held, equity-focused portfolio company.

On October 28, 2011, the Company made a $25,000 follow-on investment in a privately held, equity-focused portfolio company.

On October 28, 2011, Eastman Renewable Materials, LLC purchased substantially all of the assets of TetraVitae Bioscience, Inc.  The Company did not receive any proceeds from this transaction.

As of September 30, 2011, we owned an aggregate of 2,304,149 shares of Solazyme.  This position was valued at $20,806,465 as of September 30, 2011.  The key inputs to our valuation of Solazyme were the share price as of the close of trading on September 30, 2011, which was $9.61, less a liquidity discount owing to the lock-up restrictions placed on the shares through an agreement with the underwriters of the IPO.  As of November 4, 2011, Solazyme’s closing price was $9.91 per share.

As of September 30, 2011, we owned an aggregate of 450,907 shares of Neophotonics.  This position was valued at $3,102,240 as of September 30, 2011.  The key input to our valuation of Neophotonics was the share price as of the close of trading on September 30, 2011, which was $6.88.  As of November 4, 2011, Neophotonics’ closing price was $4.05 per share.

HARRIS & HARRIS GROUP, INC. FINANCIAL HIGHLIGHTS (Unaudited)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2011	2010	2011	2010

Per Share Operating Performance

Net asset value per share, beginning of period	$5.43	$4.51	$4.76	$4.35

Net operating (loss)*	(0.07)	(0.05)	(0.18)	(0.19)
Net realized (loss) gain on investments*(1)	(0.08)	(0.10)	0.08	(0.11)
Net decrease in unrealized depreciation as a result of sales*(1)	0.09	0.10	(0.07)	0.11
Net (increase) decrease in unrealized depreciation on investments held*	(1.00)	0.04	(0.25)	0.30
Total from investment operations*	4.37	(0.01)	4.34	0.11

Net increase as a result of stock-based compensation expense*	0.01	0.01	0.04	0.05
Net increase as a result of proceeds from exercise of options	0.00	0.00	0.00	0.00
Total increase from capital stock transactions	0.01	0.01	0.04	0.05

Net asset value per share, end of period	$4.38	$4.51	$4.38	$4.51
Stock price per share, end of period	$3.55	$4.27	$3.55	$4.27
Total return based on stock price (2)	(30.80)%	4.40%	(18.95)%	(6.56)%

Supplemental Data:

Net assets, end of period	$135,783,746	$139,280,510	$135,783,746	$139,280,510

Ratio of expenses to average net assets (2)	1.5%	1.4%	4.2%	4.5%

Ratio of net operating loss to average net assets (2)	(1.4)%	(1.3)%	(3.9)%	(4.3)%

Average debt outstanding	$2,126,087	$0.00	$1,289,194	$0.00

Average debt per share	$0.07	$0.00	$0.04	$0.00

Number of shares outstanding, end of period	31,000,601	30,870,205	31,000,601	30,870,205

*Based on Average Shares Outstanding
(1) Net realized and unrealized gains (losses) include rounding adjustments to reconcile change in net asset value per share.
(2) Not annualized

The accompanying notes are an integral part of this schedule.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the Company's unaudited September 30, 2011, Consolidated Financial Statements and the Company's audited 2010 Consolidated Financial Statements and notes thereto.

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

We believe nanotechnology can be classified as a transformative technology.  An innovation qualifies as a transformative technology if it has the potential for pervasive use in a wide range of sectors in ways that change the competitive dynamics in those sectors.  Transformative technologies often take decades to fully diffuse through respective sectors.  We believe the period of 2001 through 2010 was the first decade in the commercial development of nanotechnology products.  According to the National Science Foundation and the National Nanotechnology Initiative, this decade witnessed average growth rates of nanotechnology-related research and development funding, peer-reviewed publications and patent applications of 23 percent to 35 percent.  According to the same institutions, nanotechnology-enabled companies created over 300,000 jobs worldwide and introduced over $200 billion worth of products.  Each of these criteria grew at an average annual growth rate of 25 percent from 2000 to 2008.  Our portfolio companies experienced similar growth during this period of time with aggregate revenues increasing 24 percent from 2007 to 2010, and 42 percent from 2009 to 2010.

We are currently in the second decade in the commercial development of nanotechnology products.  We believe it will be this second decade and beyond where large portions of industry come to rely on nanotechnology as a fundamental enabler of advanced products.

Investment Objective and Strategy

Our principal investment objective is to achieve long-term capital appreciation by making equity-focused venture capital investments.  Therefore, a significant portion of our current venture capital investment portfolio provides little or no income in the form of dividends or interest.  Current income is a secondary investment objective.  We seek to reach the point where future growth is financed through reinvestment of our capital gains from our venture capital investments and where current income offsets portions of our annual expenses during periods of time between realizations of capital gains on our investments.

We have discretion in the investment of our capital to achieve our objectives.  We seek long-term capital appreciation through venture capital investments in equity-focused securities that we believe have exceptional growth potential.  These businesses can range in stage from pre-revenue to generating positive cash flow.  These businesses tend to be thinly capitalized, unproven, small companies that lack management depth, have little or no history of operations and are developing unproven technologies.  These businesses may be privately held or publicly traded.  We historically have invested in equity securities of these companies that are generally illiquid due to restrictions on resale and to the lack of an established trading market.  We refer to our portfolio of investments in equity and equity-related securities in later sections of the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") as our "equity-focused" portfolio of investments.  We may take advantage of opportunities to generate near-term cash flow by investing in non-convertible debt securities of businesses.  These businesses tend to be generating cash or have near-term visibility to reaching positive cash flow.  We refer to our portfolio of investments in non-convertible debt in later sections of the MD&A as our "venture debt" portfolio of investments.

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

Involvement with Portfolio Companies

The 1940 Act requires that BDCs offer to "make available significant managerial assistance" to portfolio companies.  We are actively involved with our portfolio companies through membership on boards of directors, as observers to the boards of directors and/or through frequent communication with management.  As of September 30, 2011, we held at least one board seat or observer rights on 24 of our 29 equity-focused portfolio companies (83 percent).

We may hold two or more board seats in early-stage portfolio companies or those in which we have significant ownership.  As of September 30, 2011, we held two board seats in Ancora Pharmaceuticals Inc.  We may transition off of the board of directors to an observer role as our portfolio companies raise additional capital from new investors, as they mature or as they are able to attract independent members who have relevant industry experience and contacts.  We also typically step off the board of directors upon the completion of an IPO.  Our observer rights at board of directors meetings cease when companies complete an IPO.  We held observer rights in NeoPhotonics Corporation and Solazyme, Inc., until the completion of each company’s IPO.

We may be actively involved in the formation and development of business strategies of our earliest stage portfolio companies.  This involvement may include hiring management, licensing intellectual property, securing space and raising additional capital.  We also provide managerial assistance to late-stage companies looking for potential exit opportunities by leveraging our relationships with the banking and investment community and our knowledge and experience in running a micro-capitalization publicly traded business.

Historical Investments and Current Investment Pace

Since our investment in Otisville in 1983 through September 30, 2011, we have made a total of 93 equity-focused venture capital investments.  We have exited 64 of these 93 investments, realizing total gross proceeds of $157,129,776 on our cumulative invested capital of $89,893,382.  The gross proceeds received include our upfront payment from the sale of BioVex Group, Inc., to Amgen, Inc., in the first quarter of 2011, but do not include the potential milestone payments that could occur as part of this transaction at points in time in the future or the portion of the upfront payment held in escrow as of September 30, 2011.  The gross proceeds received include our upfront payment from the sale of Innovalight, Inc., to E.I. du Pont de Nemours and Company ("DuPont") in the third quarter of 2011, but do not include the portion of the upfront payment held in escrow as of September 30, 2011.  Both the gross proceeds and the cumulative invested capital do not reflect the cost or value of our ownership of NeoPhotonics or Solazyme which completed IPOs on February 2, 2011, and May 27, 2011, respectively, as we have not yet sold these investments.

From August 2001 through September 30, 2011, all 51 of our initial equity-focused investments have been in companies commercializing or integrating products enabled by nanotechnology or microsystems.  From August 2001 through September 30, 2011, we have invested a total (before any subsequent write-ups, write-downs or dispositions) of $141,608,601 in these companies.  We currently have 29 equity-focused companies in our portfolio.  At September 30, 2011, from first dollar in, the average and median holding periods for these 29 investments were 4.7 years and 4.8 years, respectively.  Historically, as measured from first dollar in to last dollar out, the average and median holding periods for the 64 investments we have exited were 4.1 years and 3.3 years, respectively.

The following is a summary of our initial and follow-on equity-focused investments in nanotechnology companies from January 1, 2007, to September 30, 2011.  We consider a "round led" to be a round where we were the new investor or the leader of a set of investors in an investee company.  Typically, but not always, the lead investor negotiates the price and terms of the deal with the investee company.

Investments in Our Equity-Focused Portfolio of Investments
in Privately Held and Publicly Traded Companies

	2007	2008	2009	2010	Nine Months Ended September 30, 2011

Total Incremental Investments	$20,595,161	$17,779,462	$12,334,051	$9,560,721	$15,299,118
No. of New Investments	7	4	2	3	4
No. of Follow-On Investment Rounds	20	25	29	27	20
No. of Rounds Led	3	4	5	5	3
Average Dollar Amount – Initial	$1,086,441	$683,625	$174,812	$117,069	$1,339,744
Average Dollar Amount – Follow-On	$649,504	$601,799	$413,256	$341,093	$497,007

During the nine months ended September 30, 2011, we made two venture debt investments. The following is a summary of our investments in venture debt to date.

Investments in Our Venture Debt Portfolio of Investments
In Privately Held and Publicly Traded Companies

	2007	2008	2009	2010	Nine Months Ended September 30, 2011

No. of Investments	0	0	0	1	2
Total Dollar Amount	$0	$0	$0	$500,000	$900,000

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

Our Sources of Liquid Capital

The sources of liquidity that we use to make our investments are classified as primary and secondary liquidity. We do not include our credit facility as primary or secondary liquidity. Primary liquidity is comprised of cash and U.S. Treasury securities. As of September 30, 2011, we held $12,599,799 in U.S. government obligations, and we had an additional $24,302,804 in cash, of which $15,519,280 was held in non-interest-bearing, fully FDIC insured bank accounts. During the first quarter of 2011, we received the upfront payment of $7.7 million from the acquisition of BioVex. During the third quarter of 2011, we added approximately $4.5 million to our primary liquidity from proceeds received from the acquisition of Innovalight. These payments immediately added to our primary liquidity. Payments upon achieving milestones of the BioVex acquisition or expiration of the escrow periods for the BioVex and Innovalight acquisitions would also add to our primary liquidity in future quarters if these milestones are achieved successfully. The probability-adjusted value of the future milestone payments for the BioVex acquisition, as determined at the end of each fiscal quarter, is included as an asset on our Consolidated Statements of Assets and Liabilities and will be included in primary liquidity only when payment is received for achievement of the milestones.

Our secondary liquidity is comprised of the stock of publicly traded companies. NeoPhotonics and Solazyme account for $23,908,705 of this amount based on the closing price of each company as of September 30, 2011, less a discount to reflect that the shares of Solazyme are subject to lock-up restrictions. Champions Oncology accounts for $1,946,667 of the total amount of secondary liquidity. Following the expiration of the lock-up restrictions on our shares of Solazyme, the shares will be freely tradable at the discretion of management. Our shares of Champions Oncology became freely tradable under Rule 144 on October 1, 2011. Our shares of NeoPhotonics became freely tradable on August 23, 2011. A decision to sell our shares would result in the cash received from the sale of these assets being included in primary liquidity. Until that time, we will continue to include the value of our shares of our publicly traded portfolio companies in secondary liquidity unless the average trading volume of each company reaches sufficient levels for us to monetize our stock in such companies over a short period of time.

Should additional portfolio companies successfully complete IPOs or should we make additional investments in publicly traded companies, our source of secondary liquidity could materially increase. We believe these developments make it important, therefore, to examine both our primary and secondary liquidity when assessing the strength of our balance sheet and our future investment capabilities.

Recent and Pending Potential Liquidity Events from Our Portfolio as of September 30, 2011

During the first nine months of 2011, we had four liquidity events in the portfolio.

On July 21, 2011, DuPont completed its acquisition of Innovalight. On July 21, 2011, we received repayment of our outstanding bridge notes of Innovalight plus accrued but unpaid interest of $458,569. On August 5, 2011, we received our payment for our shares of Innovalight of $4,088,820, which did not include $927,713 held in escrow.

On May 27, 2011, Solazyme completed an IPO by selling 10,975,000 shares of common stock at $18 per share. The common stock of Solazyme trades on the Nasdaq Global Select Market under the symbol "SZYM." As of September 30, 2011, we owned an aggregate of 2,304,149 shares of Solazyme. This position was valued at $20,806,465 as of September 30, 2011. The key inputs to our valuation of Solazyme were the share price as of the close of trading on September 30, 2011, which was $9.61, less a liquidity discount owing to the lock-up restrictions placed on the shares through an agreement with the underwriters of the IPO. During the lock-up period, we are not permitted to offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to purchase, grant any option, right or warrant to purchase, lend or otherwise transfer or dispose of, directly or indirectly, any shares of our shares of Solazyme. As of November 4, 2011, Solazyme’s closing price was $9.91 per share.

On March 4, 2011, Amgen completed its acquisition of BioVex. The acquisition included an upfront payment of $425 million and milestone payments of up to $575 million. On March 11, 2011, we received our upfront payment of $7,702,470. As of September 30, 2011, our portion of the upfront payment that remains in escrow was $953,211. As of September 30, 2011, we valued potential milestone payments and funds held in escrow from the sale of BioVex at $3,820,979. If all the remaining milestone payments were to be paid by Amgen, and if the full amount held in escrow is released, we would receive $10,479,604. We have not received any milestone payments as of September 30, 2011, and there can be no assurances as to how much of this amount we will ultimately realize in the future, if any.

On February 2, 2011, NeoPhotonics completed an IPO by selling 7,500,000 shares of common stock at $11 per share. The common stock of NeoPhotonics trades on the New York Stock Exchange under the symbol "NPTN." As of September 30, 2011, we owned an aggregate of 450,907 shares of NeoPhotonics. This position was valued at $3,102,240 as of September 30, 2011. The key input to our valuation of NeoPhotonics was the share price as of the close of trading on September 30, 2011, which was $6.88.  As of November 4, 2011, NeoPhotonics's closing price was $4.05 per share.

During the second quarter of 2011, we stated that an Electronics company in our portfolio elected not to pursue the offer for acquisition through a non-binding letter of intent, but continued with discussions regarding a potential sale of the company. As of September 30, 2011, these discussions are ongoing, but there can be no assurance that this company will receive an offer in the current market environment that will be acceptable to the company.

Maturity of Current Equity-Focused Venture Capital Portfolio

Our equity-focused venture capital portfolio is comprised of companies at varying maturities facing different types of risks. We have defined these levels of maturity and sources of risk as: 1) Early- Stage/Technology Risk, 2) Mid-Stage/Market Risk and 3) Late-Stage/Execution Risk. We provide detailed descriptions of each of these classifications in our Annual Report on Form 10-K for the year ended December 31, 2010. The charts below show our assessment of the stage of maturity of the 29 companies in our equity-focused portfolio of investments and include the cost and value ascribed to the companies within each of these stages of maturity.

We seek to create a portfolio of companies that enables consistent flows of potential liquidity events in multiple industries in three sectors, cleantech, healthcare and electronics, which can be monetized as these companies mature. We believe a portfolio of companies focused on a diverse set of industries reduces the potential impact of cyclicality of any one industry. Our current portfolio is comprised of companies at varying stages of maturity in a diverse set of industries within three sectors. We also include our positive exits from these portfolios. We consider NanoGram Devices to have been both a Cleantech and Healthcare portfolio company. As our portfolio companies mature, we seek to invest in new early- and mid-stage companies that may mature into mid- and late-stage companies. This continuous progression creates a pipeline of investment maturities that may lead to future sources of positive contributions to net asset value per share as these companies mature and potentially experience liquidity and exit events. This diversity of industries and our pipeline of investment maturities are demonstrated by the distribution of our current early- and mid-stage portfolio companies within each sector shown in the table below.

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

During the third quarter of 2011, we transitioned Laser Light Engines to a mid-stage company from an early-stage company, and we transitioned Nanosys from a late-stage company to a mid-stage company. We classified our two new investments from the quarter, Senova Systems, Inc., and HzO, Inc., as early-stage companies.

Current Business Environment

The third quarter of 2011 ended with broad decreases in value in the public markets, in the number of companies completing IPOs and in fundraising by venture capital firms. This downtrend precipitated from general macroeconomic instability and uncertainty, particularly regarding sovereign debt in Europe and political gridlock in the United States. The liquidity markets for venture-backed start-ups tightened in the third quarter, according to Dow Jones VentureSource. Ten U.S.-based venture companies went public in the third quarter, but the pace of IPOs slowed dramatically, from six in July to four in all of August and September. Furthermore, venture capital fundraising was reduced by half after the 2008 recession and has yet to rebound in both the United States and Europe. According to statistics from Dow Jones LP Source, 32 U.S. venture funds raised $2.2 billion during the third quarter, a 24 percent drop from the same period last year when 40 funds raised $2.9 billion. Through the first three quarters of the year, U.S. venture fundraising was up nine percent, but more than half of the $10.6 billion collected for 90 funds was committed during the first quarter. In the United States, limited partners continued to favor multi-stage strategies and shy away from early-stage funds. Early-stage fundraising dropped 41 percent as 52 funds collected $2.1 billion in the first three quarters. Multi-stage fundraising was on par with the same period last year as $5 billion was committed to 28 funds. This trend is in part owing to the closely watched 10-year benchmark for venture capital returns that stood at 1.25 percent as of June 30, 2011, which is the most recent data available for this statistic from Cambridge Associates, LLC.

The current business environment is also complicated by global economic uncertainty and regional unrest. It remains unclear if and how the debt crisis in Europe will spread from Greece, Portugal, Italy, Ireland and Spain, to other countries in the region or beyond. It is unclear if the rising budget deficits in the United States will result in further downgrades in its credit rating from that of the third quarter of 2011, a slowing of worldwide economic growth or even trigger a further global financial crisis. This outcome would be heightened potentially should an alternative to U.S. Treasury securities emerge as the global safe-haven for invested capital or should large holders of these securities, such as China, decide to divest of them in large quantities or in full. It is unclear how regional unrest will affect the global economy should it persist and/or expand beyond northern Africa and the Middle East. All of this uncertainty could lead to a further broad reduction in risk taken by investors and corporations, which could reduce further the capital available to our portfolio companies, could affect the ability of our portfolio companies to build and grow their respective businesses, and could decrease the liquidity options available to our portfolio companies.

Historically, difficult venture environments have resulted in a higher than normal number of companies not receiving financing and being subsequently closed down with a loss to venture investors, and other companies receiving financing but at significantly lower valuations than the preceding financing rounds. This issue is compounded by the fact that many existing venture capital firms have few remaining years of investment and available capital owing to the finite lifetime of the funds managed by these firms. Additionally, even if a firm was able to raise a new fund, commonly venture capital firms are not permitted to invest new funds in existing investments. This limitation of available capital can lead to fractured syndicates of investors. A fractured syndicate can result in a portfolio company being unable to raise additional capital to fund operations. This issue is especially acute in capital-intensive sectors that are enabled by nanotechnology, such as cleantech, healthcare and electronics. The portfolio company may be forced to sell before reaching its full potential or be shut down entirely if the remaining investors cannot financially support the company. As such, improvements in the exit environment for venture-backed companies through IPOs and merger and acquisition transactions may not translate to an increase in the available capital to venture-backed companies, particularly those that have investments from funds that are in the latter stage of life unless the markets improve for some time into the future.

Our overall goal remains unchanged. We want to maintain our leadership position in investing in nanotechnology and microsystems and to increase our net asset value. The current environment for venture capital financings continues to favor those firms that have capital to invest regardless of the stage of the investee company. We continue to finance our new and follow-on equity and convertible debt investments from our cash reserves held in U.S. Treasury obligations and bank accounts. We believe the turmoil of the venture capital industry and the current economic climate provide opportunities to invest this capital at historically low valuations in equity and convertible debt securities and at high yields in non-convertible debt securities of new and existing privately held and publicly traded companies of varying maturities.

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

In each of the years in the period 2007 through 2010, and for the nine months ended September 30, 2011, the Company recorded the following gross write-ups in privately held securities as a percentage of net assets at the beginning of the year ("BOY"), gross write-downs in privately held securities as a percentage of net assets at the beginning of the year, and change in value of privately held portfolio securities as a percentage of net assets at the beginning of the year.

Gross Write-Ups and Write-Downs of the Privately Held Portfolio
	2007	2008	2009	2010	Nine Months Ended September 30, 2011

Net Asset Value, BOY	$113,930,303	$138,363,344	$109,531,113	$134,158,258	$146,853,912

Gross Write-Downs During Year	$(7,810,794)	$(39,671,588)	$(12,845,574)	$(11,391,367)	$(14,187,495)

Gross Write-Ups During Year	$11,694,618	$820,559	$21,631,864	$30,051,847	$10,417,589

Gross Write-Downs as a Percentage of Net Asset Value, BOY	(6.86)%	(28.67)%	(11.7)%	(8.5)%	(9.7)%

Gross Write-Ups as a Percentage of Net Asset Value, BOY	10.26%	0.59%	19.7%	22.4%	7.1%

Net Change as a Percentage of Net Asset Value, BOY	3.40%	(28.08)%	8.0%	13.9%	(2.6)%
1

From June 30, 2011, to September 30, 2011, the value of our equity-focused venture capital portfolio, including our rights to potential future milestone payments from the sale of BioVex to Amgen decreased by $31,719,733, from $130,574,270 to $98,854,537. This decrease results primarily from the decrease in value of our shares of publicly traded Solazyme of $23,548,403 and from the sale of Innovalight to DuPont of $5,029,251. The decrease in the value of Solazyme and the sale of Innovalight accounted for 74 percent and 16 percent, respectively, of the total decrease in the value of our equity-focused portfolio from June 30, 2011, to September 30, 2011.

Net of our position in Solazyme and the sale of Innovalight, the remaining equity-focused portfolio companies and rights to milestone payments from companies formerly in our equity-focused portfolio decreased in value from June 30, 2011, to September 30, 2011, by $3,142,079, owing primarily to increases in unrealized depreciation of $7,150,389, the decrease in the value of a set of publicly traded comparable companies used to derive value of one of our equity-focused investments of $1,086,767 and the repayment of a short-term debt investment in one of our equity-focused portfolio companies of $1,348,150, offset in part by new and follow-on investments of $5,541,532, increases in unrealized appreciation of $814,589, and increases in net accrued bridge note interest of $87,106.

We note that our Valuation Committee and ultimately our Board of Directors take into account multiple sources of quantitative and qualitative inputs to determine the value of our privately held portfolio companies and our publicly traded portfolio companies whose values are not derived solely from the closing price on the last day of the quarter.

We also note that our Valuation Committee does not set the value of freely tradable publicly traded portfolio companies. As of September 30, 2011, our shares of one of our publicly traded companies, Solazyme, were not freely tradable owing to lock-up restrictions imposed by the underwriters of the IPO. A discount for illiquidity of $1,336,407 was applied to the value of our shares of Solazyme of $22,142,872 to determine the value of these shares of $20,806,465 as of September 30, 2011.

Non-performance risk is the risk that a portfolio company will be: (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation.  Our best estimate of the non-performance risk of our portfolio companies has been quantified and included in the valuation of the companies as of September 30, 2011, and this estimate of $7,064,863 accounts for the primary source of the increase in unrealized depreciation of $7,150,389. In the future, as these companies receive terms for additional financings or if they are unable to receive additional financing and, therefore, proceed with sales or shutdowns of the business, we expect the contribution of the discount for non-performance risk to vary in importance in determining the values of our securities of these companies. As of September 30, 2011, non-performance risk was a significant factor in determining the values of nine of our 29 equity-focused portfolio companies. These nine companies accounted for approximately $23.2 million of the total value of our privately held venture capital portfolio. We increased the non-performance risk, thereby decreasing the value, of five companies. We maintained the same level of non-performance risk for four companies. We removed the discount for non-performance risk as a significant input to value in one company due to the terms of a pending financing event.

We also note that our valuation of our securities of Molecular Imprints, Inc., includes $3,033,338 that is ascribed to a non-convertible bridge note. The principal plus interest of this note was repaid in full in the third quarter of 2011. The remaining value results from a liquidation preference that survived the repayment of the note and, as currently written, would pay the Company $4,044,450 should the company be sold for more than its outstanding debt and a contractual payment to management of Molecular Imprints. This amount assumes that the total non-convertible bridge note preferences are paid in full. Our value of this portion of our securities of Molecular Imprints as of September 30, 2011, reflects a probability-weighted discount applied to the total amount of the preference.

As of September 30, 2011, our top ten investments by value accounted for approximately 72 percent of the value of our equity-focused venture capital portfolio.

Assessment of Venture Capital Investment Portfolio as of September 30, 2011

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

The chart below compares the values of our venture capital investments in our Cleantech, Healthcare and Electronics portfolios as of September 30, 2011, and as of June 30, 2011.

We note that the amount in Healthcare does not include our rights to potential future milestone payments from the sale of BioVex to Amgen. These rights were valued at $3,344,472 and $3,316,581 as of September 30, 2011, and June 30, 2011, respectively. We note that the amounts in Healthcare and Cleantech do not include the amounts held in escrow of $953,211 and $927,713 for the acquisitions of BioVex and Innovalight, respectively.

We have and may continue to make investments outside these sectors, and we may not maintain these sectors or the weightings within these sectors in future quarters.

Assessment of Our Cleantech Portfolio as of September 30, 2011

We classify companies in our Cleantech portfolio as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials using nanotechnology-enabled solutions. Cleantech is a term used commonly to describe products and processes that solve global problems related to resource constraints. We believe macroeconomic and microeconomic trends, including ongoing growth in consumption of energy and resources, energy security concerns and volatility of commodity prices, create attractive investment opportunities in cleantech. We believe nanotechnology enables innovation in cleantech markets through:

•	New Approaches to Production: Nanotechnology-enabled methods of production can enable lower energy use at lower cost and operate with better performance than current methods of production.

•	New Materials: New materials enable the development of new products that overcome inherent limitations of existing technology and processes.

We continue to believe we are positioned well to take advantage of today’s growth markets within cleantech. We have been early investors in many of these markets. Our initial investments in biofuels in 2004 (Solazyme), light-emitting diodes in 2005 (Bridgelux) and batteries in 2007 (Contour Energy), now represent three of our top ten investments by value. These companies achieved record revenue growth in 2010 and continue to make progress in their respective markets. Additionally, we believe the acquisition of Innovalight by Dupont in the third quarter of 2011 provided validation of commercial interest in using nanoscale-enabled inks to enhance the performance of solar cells.

We also believe we have a pipeline of companies that are developing solutions for growth markets that are emerging today or may develop in future years such as ground-water, produced water and other environmental remediation (ABSMaterials and Produced Water Absorbents), renewable chemicals (Cobalt) and alternative sources for high-intensity light (Laser Light Engines). The table below shows the breakdown of our Cleantech portfolio as of September 30, 2011, based on stage of maturity of the investment including the year of our initial investment in each of the companies.

Many of our Cleantech portfolio companies are generating commercial revenues and/or have entered into partnerships and joint development agreements with large corporations. We include some of the commercial developments from these portfolio companies during the third quarter below.

Bridgelux
In August 2011, Bridgelux announced a new breakthrough increasing its industry record for lumens per watt using Gallium Nitride on Silicon. Growing Gallium Nitride on Silicon rather than sapphire or silicon carbide for LED lighting could deliver a 75 percent improvement in cost over current approaches.

Also in October 2011, Deloitte’s 2011 Technology Fast 500™ ranked Bridgelux as number 135 on the list of the 500 fastest growing technology, media, telecommunications, life sciences and clean technology companies in North America based on percentage of fiscal year revenue growth from 2006 to 2010. Bridgelux’s revenue grew 792 percent during this period.

In October 2011, Bridgelux announced a $15 million round of financing.

Contour Energy	In September 2011, Contour Energy was named to California’s 2011 Clean Tech Innovation “Top 40.”

In October 2011, Contour Energy announced an investment in the company by SBI Jefferies Asia Fund LP in a second close of its $20 million Series C round of financing.

Cobalt	In October 2011, Cobalt announced a collaboration program with Rhodia to jointly develop a Bagasse-based bio n-butanol market in Latin America.

Nanosys	In August 2011, Nanosys was awarded $4.8 million from the U.S. Department of Energy to refine and scale its SiNANOde materials for the automotive market.

Solazyme
In October 2011, Solazyme announced the continuation and expansion of its relationship with Unilever, the execution of a development agreement with Dow Electrical & Telecommunications for bio-based dielectric insulating fluids, and the launch of Algenist products in JC Penney stores as part of Sephora Inside.

In September and early October 2011, Bridgelux, Contour, Nanosys and Solazyme were all recognized as "Top 40" cleantech innovators by Grow-California.

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

Assessment of Healthcare Portfolio as of September 30, 2011

We classify companies in our Healthcare portfolio as those that use nanotechnology to address problems in healthcare-related industries, including biotechnology, pharmaceuticals and medical devices. We believe macroeconomic and microeconomic trends, including an aging population, increasing life expectancy, increasing prosperity that drives efforts to extend life, the increased global reach of disease and the need to address exponential growth of expenses of entitlement programs in some wealthy countries, create attractive investment opportunities in healthcare. We believe nanotechnology enables innovation in healthcare markets through:

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

We continue to believe we are positioned well to take advantage of today’s growth markets within healthcare having been early investors in many of these markets. We believe our initial investments in drug delivery vehicles in 2002 (Mersana), metabolomics in 2006 (Metabolon), synthetic carbohydrates in 2007 (Ancora), oncolytic viruses in 2007 (BioVex) and therapeutic discovery platforms in 2007 (Ensemble), positioned us well to capture the growth of commercial interest in cancer therapeutics, vaccines and molecular diagnostics. Mersana and BioVex are in clinical trials with their respective treatments for cancer, and Metabolon generated record revenue in 2010 and is on pace for record revenue in 2011. Additionally, we believe the acquisition of BioVex by Amgen on March 4, 2011, provided validation of commercial interest in the promise of oncolytic virus technology.

We also believe we have an emerging pipeline of companies that are developing solutions for growth markets that exist today or may develop in future years such as personalized medicine (Enumeral Biomedical and Champions Oncology). We made a new investment in a solid-state pH meter company, Senova Systems, Inc., in the third quarter of 2011. The table below shows the breakdown of our Healthcare portfolio as of September 30, 2011, based on stage of maturity of the investment, including the year of our initial investment in each of the companies.

Our Healthcare companies demonstrate progress and growth through different mechanisms depending on their respective businesses. Businesses that provide services, such as Metabolon, generate revenues from the commercial sale of these services. Businesses that enter into partnerships for discovery and development of therapeutics, vaccines and diagnostics may generate revenue from upfront fees, milestone payments and royalties on sales of approved products. Businesses that endeavor to advance a therapeutic, diagnostic or vaccine product through clinical trials may not generate revenue until an approved product is on the market, if ever. Progress for these types of companies can be measured by progress through clinical trials. We include some of the developments from these portfolio companies during the third quarter below.

Metabolon	In August 2011, Metabolon successfully raised $13.1 million in a Series D financing led by a new financial investor.

In August 2011, Metabolon published multiple manuscripts validating its biomarker discovery platform. Most notably, Metabolon was part of a publication in the prestigious scientific journal, Nature, where direct functional links between a genetic variant, an intermediate metabolic trait and a disease-relevant endpoint were identified. Inclusion of these genetically determined metabotypes identified by Metabolon could facilitate the identification of disease complications and adverse drug reactions.

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

Assessment of Electronics Portfolio as of September 30, 2011

We classify companies in our Electronics portfolio as those that use nanotechnology to address problems in electronics-related industries, including semiconductors, telecommunications and data communications, metrology and test and measurement. We believe macroeconomic and microeconomic trends, including global connectivity, demand for increasing bandwidth due to pervasiveness of electronics in daily life, the desire to see not just hear, and need for real-time availability of data and demand for more functionality driven by increasing global prosperity, create attractive investment opportunities in electronics. We believe nanotechnology enables innovation in electronics markets through:

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

We also believe we have an emerging pipeline of companies that are developing solutions for growth markets that exist today or may develop in future years such as high-performance computing enabled by quantum mechanics (D-Wave Systems) and radio-frequency identification and near-field communication devices enabled by printed electronics (Kovio). We made a new investment in an electronic water proofing technology company, HzO, Inc., in the third quarter of 2011. The table below shows the breakdown of our Electronics portfolio as of September 30, 2011, based on stage of maturity of the investment, including the year of our initial investment in each of the companies.

Many of our Electronics portfolio companies are generating commercial revenues and/or have entered into partnerships and joint development agreements with large corporations.  We include some of the commercial developments from these portfolio companies during the third quarter below.

Adesto	In July 2011, Adesto announced the formation of a development and manufacturing partnership that will lead to the delivery of the first Conductive Bridging RAM-based devices in 2011.

In October 2011, Adesto announced the closing of the third tranche of its Series C financing led by Altis Semiconductor.

Cambrios
In July 2011, Hitachi Chemical and Cambrios signed a collaboration agreement to produce photosensitive transparent conductive films that can be patterned using simple light exposure rather than expensive patterning techniques.

HzO
In August 2011, HzO completed a Series B round of financing.  HzO creates a nanoscale coating that protects electronics against damage caused by exposure to water.  Additionally, the coating can repel oils, synthetic fluids, hazardous materials, dust and dirt.  HzO already has a distribution partnership with ZAGG, Inc. and will begin to commercialize HzO-coated electronic devices before the end of the year.

NeoPhotonics
In September 2011, NeoPhotonics announced a definitive agreement to acquire privately held Santur Corporation. This acquisition further enhances NeoPhotonics’ leading position in photonic-integrated circuit (PIC)-based modules and subsystems for high speed networks and allows the company to provide its customers with new products for 100G coherent systems that feature higher levels of integration, higher performance and greater functionality.

SiOnyx
In October 2011, SiOnyx announced that its patented ultrafast laser texturing technology known as Black Silicon has achieved a 0.3 percent (absolute) efficiency boost over industry-standard baseline solar cells.  The SiOnyx 156 mm multicrystalline silicon cells, made in collaboration with German research institute ISC Konstanz, achieved average absolute efficiencies of over 17 percent.

Xradia
In October 2011, Xradia announced the formation of a development and manufacturing partnership with Diamond Light Source Partners on a lab-to-synchrotron solution for cryo-transmission X-ray imaging of biological cells.

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

Three months ended September 30, 2011, as compared with the three months ended September 30, 2010

In the three months ended September 30, 2011, and September 30, 2010, we had net decreases in net assets resulting from operations of $33,084,607 and $454,032, respectively.

Investment Income and Expenses:

We had net operating losses of $2,118,158 and $1,768,864 for the three months ended September 30, 2011, and September 30, 2010, respectively.  The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expense of $442,201 in 2011 and $531,795 in 2010 associated with the vesting of stock options.  During the three months ended September 30, 2011, and 2010, total investment income was $202,527 and $140,445, respectively.  During the three months ended September 30, 2011, and 2010, total operating expenses were $2,320,685 and $1,909,309, respectively.

During the three months ended September 30, 2011, as compared with the same period in 2010, investment income increased, reflecting an increase in interest income from bridge notes, non-convertible promissory notes, subordinated and senior secured debt, and the participation agreement, offset by a decrease in our average holdings of U.S. government securities and a decrease in the average yield of these securities. During the three months ended September 30, 2011, our average holdings of such securities were $21,498,938, as compared with $44,971,268 during the three months ended September 30, 2010.  The average yield on our U.S. government securities decreased from 0.11 percent for the three months ended September 30, 2010, to 0.04 percent for the three months ended September 30, 2011.

Operating expenses, including non-cash, stock-based compensation expense, were $2,320,685 and $1,909,309 for the three months ended September 30, 2011, and September 30, 2010, respectively.  The increase in operating expenses for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, was primarily owing to increases in salaries, benefits and stock-based compensation expense, and professional fees, offset by decreases in rent expense and custody fees.  Salaries, benefits and stock-based compensation expense increased by $163,061, or 12.3 percent, through September 30, 2011, as compared with September 30, 2010, primarily as a result of an increase in an accrual for year-end bonuses of $291,750, offset by a decrease in non-cash expense of $89,594 associated with the Harris & Harris Group, Inc. 2006 Equity Incentive Plan (the "Stock Plan") and a decrease in salaries and benefits owing primarily to a decrease in our head count.  While the non-cash, stock-based compensation expense for the Stock Plan accounted for $442,201 of our operating expenses, this amount was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value.  Professional fees increased by $276,513, or 202.4 percent, for the three months ended September 30, 2011, as compared with the same period in 2010, primarily as a result of an increase in legal fees of $85,825 associated with exploring alternative means for increasing assets under management and increases in certain other accounting, legal and consulting fees.  Rent expense decreased by $37,556, or 27.4 percent, for the three months ended September 30, 2011, as compared with the same period in 2010.  Rent expense of $99,323 for the three months ended September 30, 2011, includes $85,055 of rent paid in cash and $14,268 non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term.  Custody fees decreased by $19,620, or 81.8 percent, for the three months ended September 30, 2011, as compared with the same period in 2010, owing to the lower fees charged by our new custodian, Union Bank.

Realized Income and Losses from Investments:

During the three months ended September 30, 2011, and September 30, 2010, we realized net losses on investments of $2,683,218 and $3,136,863, respectively.

During the three months ended September 30, 2011, we realized net losses of $2,683,218, consisting primarily of realized losses in our investment in Innovalight, Inc., of $665,269 and in Polatis, Inc., of $2,018,278.  A portion of the proceeds from the sale of Innovalight are held in escrow and valued at $462,839.  Should the full amount of the escrow of $927,713 be released, the realized loss on the transaction will decrease.

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

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the three months ended September 30, 2011, net unrealized appreciation on total investments decreased by $28,281,981, or 109.3 percent, from net unrealized appreciation of $25,882,386 at June 30, 2011, to net unrealized depreciation of $2,399,595 at September 30, 2011.  During the three months ended September 30, 2010, net unrealized depreciation on total investments decreased by $4,453,494, or 73.5 percent, from net unrealized depreciation of $6,062,635 at June 30, 2010, to net unrealized depreciation of $1,609,141 at September 30, 2010.

During the three months ended September 30, 2011, net unrealized appreciation on our venture capital investments decreased by $28,280,928, from net unrealized appreciation of $25,881,123 at June 30, 2011, owing primarily to decreases in the valuations of the following investments held:

Investment	Amount of Write-Down

Solazyme, Inc.	$23,548,403
Bridgelux, Inc.	3,004,179
Mersana Therapeutics, Inc.	1,402,427
Xradia, Inc.	1,086,767
Ensemble Therapeutics Corporation	866,697
Nanosys, Inc.	725,249
Nantero, Inc.	490,811
Cobalt Technologies, Inc.	250,590
Nextreme Thermal Solutions, Inc.	137,664
Metabolon, Inc.	12,240
D-Wave Systems, Inc.	3,685
SiOnyx, Inc.	2,281

The write-downs for the three months ended September 30, 2011, were offset by increases in the valuations of the following investments held:

Investment	Amount of Write-Up

HzO, Inc.	$361,046
ABSMaterials, Inc.	187,500
NeoPhotonics Corporation	161,835
Molecular Imprints, Inc.	76,317
GEO Semiconductor, Inc.	15,264
NanoTerra, Inc.	11,728

We had an increase in unrealized appreciation for Innovalight, Inc., of $644,762 and for Polatis, Inc., of $2,018,288 owing to the sale of these securities and the reversal of previously recorded unrealized depreciation on these holdings.

We had an increase in unrealized appreciation of $27,891 on the rights to milestone payments from Amgen from its acquisition of BioVex in the first quarter of 2011.

We had a decrease in unrealized appreciation owing to foreign currency translation of $254,566 on our investment in D-Wave Systems, Inc.

During the three months ended September 30, 2010, net unrealized depreciation on our venture capital investments decreased by $4,436,960, from net unrealized depreciation of $6,044,853 at June 30, 2010, to net unrealized depreciation of $1,607,893 at September 30, 2010, owing primarily to increases in the valuations of the following investments held:

Investment	Amount of Write-Up

Laser Light Engines, Inc.	$1,023,808
NeoPhotonics Corporation	980,947
Xradia, Inc.	312,110
Questech Corporation	106,840
D-Wave Systems, Inc.	73,713
PolyRemedy, Inc.	53,893
Bridgelux, Inc.	10,594
GEO Semiconductor Inc.	10,052

The write-ups for the three months ended September 30, 2010, were partially offset by decreases in the valuations of the following investments held:

Investment	Amount of Write-Down

Innovalight, Inc.	$1,241,665
TetraVitae Bioscience, Inc.	62,500
Mersana Therapeutics, Inc.	23,822
Molecular Imprints, Inc.	8,125
Metabolon, Inc.	6,678
BioVex Group, Inc.	3,134
SiOnyx, Inc.	1,731

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

Nine months ended September 30, 2011, as compared with the Nine months ended September 30, 2010

In the nine months ended September 30, 2011, and September 30, 2010, we had net (decreases) increases in net assets resulting from operations of $(12,988,545) and $3,384,651, respectively.

Investment Income and Expenses:

We had net operating losses of $5,759,854 and $5,835,491 for the nine months ended September 30, 2011, and September 30, 2010, respectively.  During the nine months ended September 30, 2011, and 2010, total investment income was $527,177 and $348,726, respectively.  During the nine months ended September 30, 2011, and 2010, total operating expenses were $6,287,031 and $6,184,217, respectively, including non-cash expense of $1,427,321 in 2011 and $1,746,734 in 2010 associated with the vesting of stock options.

During the nine months ended September 30, 2011, as compared with the same period in 2010, investment income increased, reflecting an increase in interest income from bridge notes, non-convertible promissory notes, subordinated and senior secured debt, and the participation agreement, offset by a decrease in our average holdings of U.S. government securities.  During the nine months ended September 30, 2011, our average holdings of such securities were $30,834,769, as compared with $49,440,025 during the nine months ended September 30, 2010.  The average yield on our U.S. government securities for the nine months ended September 30, 2011, and 2010, was 0.08 percent and 0.09 percent, respectively.

Operating expenses, including non-cash, stock-based compensation expense, were $6,287,031 and $6,184,217 for the nine months ended September 30, 2011, and September 30, 2010, respectively.  The increase in operating expenses for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, was primarily owing to increases in professional fees, offset by decreases in salaries, benefits and stock-based compensation expense, administration and operations expense, rent expense and custody fees.  Professional fees increased by $312,839, or 56.2 percent, for the nine months ended September 30, 2011, as compared with the same period in 2010, primarily as a result of an increase in legal fees of $85,825 associated with exploring alternative means for increasing assets under management and increases in certain other accounting, legal and consulting fees.  Salaries, benefits and stock-based compensation expense decreased by $107,857, or 2.6 percent, through September 30, 2011, as compared with September 30, 2010, primarily as a result of a decrease in non-cash expense of $319,413 associated with the Stock Plan and a decrease in salaries and benefits owing primarily to a decrease in our head count, offset by an increase in an accrual for year-end employee bonuses of $327,750.  While the non-cash, stock-based compensation expense for the Stock Plan increased our operating expenses by $1,427,321, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value.  Administration and operations expense decreased by $28,698, or 4.0 percent, through September 30, 2011, as compared with September 30, 2010, primarily as a result of a decrease in our directors' and officers' liability insurance expense, decreases in the cost of non-employee-related insurance and decreases in managing directors' travel-related expenses, offset by a one-time leasing commission expense associated with subletting our office space located 420 Florence Street, Suite 200, Palo Alto, CA, commencing on July 1, 2011.  Rent expense decreased by $24,916, or 8.2 percent, for the period ended September 30, 2011, as compared with the nine months ended September 30, 2010.  Our rent expense of $278,323 for the nine months ended September 30, 2011, includes $275,552 of rent paid in cash and $2,771 non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term.  For the nine months ended September 30, 2010, we had a loss of $68,038 as a result of abandoning our lease at our former office prior to the end of the lease term that expired in April 2010.  Custody fees decreased by $19,620, or 27.3 percent, for the nine months ended September 30, 2011, as compared with the same period in 2010, owing to the lower fees charged by our new custodian, Union Bank.

Realized Income and Losses from Investments:

During the nine months ended September 30, 2011, we realized net gains on investments of $2,678,853, as compared with realized net losses on investments of $3,545,155 during the nine months ended September 30, 2010.

During the nine months ended September 30, 2011, we realized net gains of $2,678,853, consisting primarily of realized gains on our investments in BioVex Group, Inc., of $7,508,279 and in Siluria Technologies, Inc., of $25,000, offset by realized losses on our investments in Innovalight, Inc., of $665,269, Polatis, Inc., of $2,018,278, PolyRemedy, Inc., of $204,206 and in Questech Corporation of $1,966,591.  A portion of the proceeds from the sale of Innovalight are held in escrow and valued at $462,839.  Should the full amount of the escrow of $927,713 be released, the realized loss on the transaction will decrease to $200,395.

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

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the nine months ended September 30, 2011, net unrealized appreciation on total investments decreased by $9,903,901, or 131.9 percent, from net unrealized appreciation of $7,504,306 at December 31, 2010, to net unrealized depreciation of $2,399,595 at September 30, 2011.  During the nine months ended September 30, 2010, net unrealized depreciation on total investments decreased by $12,769,728, or 88.8 percent, from net unrealized depreciation of $14,378,869 at December 31, 2009, to net unrealized depreciation of $1,609,141 at September 30, 2010.

During the nine months ended September 30, 2011, net unrealized appreciation on our venture capital investments decreased by $9,902,843, from net unrealized appreciation of $7,503,038 at December 31, 2010, to net unrealized depreciation of $2,399,805 at September 30, 2011, owing primarily to decreases in the valuations of the following investments held:

Investment	Amount of Write-Down

Solazyme, Inc.	$2,419,357
Xradia, Inc.	3,152,309
Mersana Therapeutics, Inc.	1,869,902
NeoPhotonics Corporation	1,697,375
SiOnyx, Inc.	1,631,339
Ensemble Therapeutics Corporation	1,466,337
Nanosys, Inc.	1,450,495
D-Wave Systems, Inc.	1,133,259
BridgeLux, Inc.	743,562
Ancora Pharmaceuticals Inc.	955,432
Nextreme Thermal Solutions, Inc.	550,657
Nantero, Inc.	490,811
Laser Light Engines, Inc.	421,945
Contour Energy Systems, Inc.	206,118
Champions Oncology, Inc.	53,333

The write-downs for the nine months ended September 30, 2011, were offset by increases in the valuations of the following investments held:

Investment	Amount of Write-Up

Adesto Technologies Corporation	$4,130,000
Metabolon, Inc.	2,085,783
CambriosTechnologies Corporation	1,554,890
ABSMaterials, Inc.	1,125,000
Kovio, Inc.	620,397
Molecular Imprints, Inc.	375,517
HzO, Inc.	361,046
Enumeral Biomedical Corp.	83,333
GEO Semiconductor, Inc.	64,997
NanoTerra, Inc.	12,523
Cobalt Technologies, Inc.	4,103

We had an increase in unrealized appreciation for Innovalight, Inc., of $1,489,110, Polatis, Inc., of $2,018,288, PolyRemedy, Inc., of $312,313 and for Questech Corporation of $1,632,310, owing to realized losses on the sale of these securities.

We had an increase in unrealized appreciation of $52,722 on the rights to milestone payments from Amgen from its acquisition of BioVex in the first quarter of 2011.

We had a decrease in unrealized appreciation for BioVex of $7,467,615, which resulted from a realized gain on the sale of its securities.

We had a decrease in unrealized appreciation owing to foreign currency translation of $115,329 on our investment in D-Wave Systems, Inc.

During the nine months ended September 30, 2010, net unrealized depreciation on our venture capital investments decreased by $12,758,533, from net unrealized depreciation of $14,366,426 at December 31, 2009, to net unrealized depreciation of $1,607,893 at September 30, 2010, owing primarily to increases in the valuations of the following investments held:

Investment	Amount of Write-Up

Solazyme, Inc.	$8,149,698
SiOnyx, Inc.	3,077,034
Xradia, Inc.	1,642,579
Laser Light Engines, Inc.	1,523,808
NeoPhotonics Corporation	975,836
Mersana Therapeutics, Inc.	937,882
D-Wave Systems, Inc.	928,738
Ensemble Therapeutics Corporation	500,000
BioVex Group, Inc.	418,288
Metabolon, Inc.	62,957
Questech Corporation	44,571
GEO Semiconductor Inc.	10,052

The write-ups for the nine months ended September 30, 2010, were partially offset by decreases in the valuations of the following investments held:

Investment	Amount of Write-Down

Nextreme Thermal Solutions, Inc.	$3,303,943
Molecular Imprints, Inc.	2,031,249
Kovio, Inc.	1,750,165
Innovalight, Inc.	1,241,665
Nanosys, Inc.	280,649
Bridgelux, Inc.	209,659
TetraVitae Bioscience, Inc.	125,000
PolyRemedy, Inc.	53,893

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

Financial Condition

September 30, 2011

At September 30, 2011, our total assets and net assets were $140,052,709 and $135,783,746, respectively.  At December 31, 2010, they were $149,289,168 and $146,853,912, respectively.

At September 30, 2011, our net asset value per share was $4.38, as compared with $4.76 at December 31, 2010.  At September 30, 2011, our shares outstanding increased to 31,000,601 from 30,878,164 at December 31, 2010.  Our shares outstanding increased due to the exercise of 122,437 options.  These option exercises provided $491,058 of cash to the Company.

Significant developments in the nine months ended September 30, 2011, included a decrease in the holdings of our venture capital investments of $6,016,862 and decreases in our holdings of U.S. government obligations and cash of $5,128,933.  The decrease in the value of our venture capital investments from $106,150,422 at December 31, 2010, to $100,133,560 at September 30, 2011, resulted primarily from a decrease in the net value of our venture capital investments of $9,902,843 and reflected the sale of our securities in BioVex Group, Inc., Innovalight, Inc., Polatis, Inc., PolyRemedy, Inc., Questech Corporation and Siluria Technologies, Inc., offset by five new and 21 follow-on investments of $16,199,118.  The decrease in the value of our U.S. government obligations and cash from $42,031,536 at December 31, 2010, to $36,902,603 at September 30, 2011, is primarily owing to the payment of cash for operating expenses of $4,692,377 and to new and follow-on venture capital investments totaling $16,199,118, offset by cash received from the sale of our securities in BioVex Group, Inc., Innovalight, Inc., Polatis, Inc., PolyRemedy, Inc., Questech Corporation and Siluria Technologies, Inc.

The following table is a summary of additions to our portfolio of venture capital investments made during the nine months ended September 30, 2011:

New Investments	Amount of Investment

Champions Oncology, Inc.	$2,000,000
HzO, Inc.	1,666,667
Produced Water Absorbents, Inc.	1,000,000
NanoTerra, Inc.	750,000
Senova Systems, Inc.	692,308

Follow-On Investments	Amount of Investment

Metabolon, Inc.	1,499,999
Adesto Technologies Corporation	1,032,058
Kovio, Inc.	892,315
Molecular Imprints, Inc.	866,668
Bridgelux, Inc.	813,805
Contour Energy Systems, Inc.	720,000
Enumeral Biomedical Corp.	650,000
NeoPhotonics Corporation	550,000
Ancora Pharmaceuticals Inc.	500,000
Molecular Imprints, Inc.	481,482
Adesto Technologies Corporation	445,659
Mersana Therapeutics, Inc.	298,900
Innovalight, Inc.	272,369
Ancora Pharmaceuticals Inc.	200,000
Innovalight, Inc.	181,579
Ultora, Inc.	150,500
GEO Semiconductor, Inc.	150,000
Cobalt Technologies, Inc.	121,560
Ancora Pharmaceuticals Inc.	100,000
Enumeral Biomedical Corp.	99,999
Ultora, Inc.	63,250

Total	$16,199,118

The following tables summarize the values of our portfolios of venture capital investments and U.S. government obligations, as compared with their cost, at September 30, 2011, and December 31, 2010:

	September 30, 2011	December 31, 2010

Venture capital investments, at cost	$102,533,365	$98,647,384
Net unrealized (depreciation) appreciation(1)	(2,399,805)	7,503,038
Venture capital investments, at value	$100,133,560	$106,150,422

	September 30, 2011	December 31, 2010

U.S. government obligations, at cost	$12,599,589	$38,273,349
Net unrealized appreciation(1)	210	1,268
U.S. government obligations, at value	$12,599,799	$38,274,617

(1)At September 30, 2011, and December 31, 2010, the net accumulated unrealized (depreciation) appreciation on investments was $(2,399,595) and $7,504,306, respectively.

Liquidity

Our liquidity and capital resources are generated and are generally available through our cash holdings, interest earned on our investments on U.S. government securities, cash flows from the sales of U.S. government securities and payments received on our venture debt investments, proceeds from periodic follow-on equity offerings and realized capital gains retained for reinvestment.

We fund our day-to-day operations using interest earned and proceeds from our cash holdings, the sales of our investments in U.S. government securities and interest earned from our venture debt securities.  We believe the increase or decrease in the value of our venture capital investments does not materially affect the day-to-day operations of the Company or our daily liquidity.  At September 30, 2011, and December 31, 2010, we had no investments in money market mutual funds.

We have a $10 million three-year revolving credit facility with TD Bank, N.A.  This credit facility is used to fund our venture debt investments and not for the payment of day-to-day operating expenses.  As of September 30, 2011, we had debt outstanding of $1,250,000, which is less than one percent of our net assets. This debt is collateralized with cash held in a restricted account on a one-for-one basis with the amount of debt outstanding from the credit facility.  Therefore, repayment of the outstanding debt as of September 30, 2011, would not have a significant impact on our daily liquidity.  We have not issued any debt securities, and, therefore, are not subject to credit agency downgrades.

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

At September 30, 2011, and December 31, 2010, our total net primary liquidity was $36,942,912 and $42,079,934, respectively.  Our primary liquidity is principally comprised of our cash, U.S. government securities and certain receivables.  The decrease in our primary liquidity from December 31, 2010, to September 30, 2011, is primarily owing to the use of funds for investments and payment of net operating expenses offset by the sale of investments.

At September 30, 2011, and December 31, 2010, our secondary liquidity was $25,855,372 and $0, respectively.  Our secondary liquidity consists of our publicly traded securities.  Although these companies are publicly traded, their stock may not trade at high volumes and prices can be volatile, which may restrict our ability to sell our positions at any given time.  We may also be restricted for a period of time in selling our positions in these companies due to lock-up provisions or due to our shares being unregistered.

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

Except for a rights offering, we are also generally not able to issue and sell our common stock at a price below our net asset value per share, exclusive of any distributing commission or discount, without shareholder approval.  As of September 30, 2011, our net asset value per share was $4.38 per share and our closing market price was $3.55 per share.  We do not currently have shareholder approval to issue or sell shares below our net asset value per share.

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

The Company’s outstanding debt balance was $1,250,000 at September 30, 2011.  The annual weighted average interest cost for the nine months ended September 30, 2011, was 1.5 percent, exclusive of amortization of closing fees and other expenses related to establishing the credit facility.  The remaining capacity under the credit facility was $8,750,000 at September 30, 2011.  At September 30, 2011, the Company was in compliance with all financial covenants required by the credit facility.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows:

Payments Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facility(1)	$1,250,000	$—	$1,250,000	$—	$—

Operating leases	$2,476,446	$328,539	$892,734	$574,273	$680,900

(1) As of September 30, 2011, we had $8,750,000 of unused borrowing capacity under our credit facility.

Capital Resources

On October 9, 2009, we completed the sale of 4,887,500 shares of our common stock at a price of $4.75 per share to the public for total gross proceeds of $23,215,625; net proceeds of this offering, after deducting underwriting discounts and offering costs of $2,000,413, were $21,215,212.  Through September 30, 2011, we used all of the net proceeds from this offering to make new investments, as well as for follow-on investments in our existing venture capital investments and for working capital.

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

Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the SEC and GAAP.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets.  (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.")  As of September 30, 2011, our financial statements include venture capital investments valued at $97,031,320, the fair values of which were determined in good faith by, or under the direction of, the Board of Directors.  As of September 30, 2011, approximately 71.4 percent of our net assets represent investments in portfolio companies at fair value by the Board of Directors.

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

Historically, difficult venture capital environments have resulted in companies not receiving financing and being subsequently closed down with a loss of investment to venture investors, and other companies receiving financing but at significantly lower valuations than the preceding rounds, leading to very deep dilution for those who do not participate in the new rounds of investment.  Our best estimate of this non-performance risk has been quantified and included in the valuation of our portfolio companies as of September 30, 2011.

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

As of September 30, 2011, the majority of our portfolio company investments were classified as Level 3 in the hierarchy, indicating a high level of judgment required in their valuation.

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

Pension and Post-Retirement Benefit Plan Assumptions

The Company provides a Retiree Medical Benefit Plan for employees who meet certain eligibility requirements.  Until it was terminated on May 5, 2011, the Company also provided an Executive Mandatory Retirement Benefit Plan for certain individuals employed by us in a bona fide executive or high policy-making position.  Our former President accrued benefits under this plan prior to his retirement, and the termination of the plan has no impact on his accrued benefits.  Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability values related to our post-retirement benefit plans.  These factors include assumptions we make about the discount rate, the rate of increase in healthcare costs, and mortality, among others.

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

Recent Developments - Portfolio Companies

On October 7, 2011, the Company made a $200,000 follow-on investment in a privately held, equity-focused portfolio company.

On October 21, 2011, the Company made a $538,945 follow-on investment in Bridgelux, Inc., a privately held, equity-focused portfolio company.

On October 24, 2011, the Company made a $60,000 follow-on investment in ABSMaterials, Inc., a privately held, equity-focused portfolio company.

On October 28, 2011, the Company made a $200,000 follow-on investment in Ancora Pharmaceuticals Inc., a privately held, equity-focused portfolio company.

On October 28, 2011, the Company made a $25,000 follow-on investment in a privately held, equity-focused portfolio company.

On October 28, 2011, Eastman Renewable Materials, LLC purchased substantially all of the assets of TetraVitae Bioscience, Inc.  The Company did not receive any proceeds from this transaction.

 As of September 30, 2011, we owned an aggregate of 2,304,149 shares of Solazyme.  This position was valued at $20,806,465 as of September 30, 2011.  The key inputs to our valuation of Solazyme were the share price as of the close of trading on September 30, 2011, which was $9.61, less a liquidity discount owing to the lock-up restrictions placed on the shares through an agreement with the underwriters of the IPO.  As of November 4, 2011, Solazyme’s closing price was $9.91 per share.

As of September 30, 2011, we owned an aggregate of 450,907 shares of Neophotonics.  This position was valued at $3,102,240 as of September 30, 2011.  The key input to our valuation of Neophotonics was the share price as of the close of trading on September 30, 2011, which was $6.88.  As of November 4, 2011, Neophotonics’ closing price was $4.05 per share.

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

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates.  As of September 30, 2011, our venture debt investments were at fixed rates.  A change in interest rates would, therefore, not have a material effect on our gross investment income.  In the future, some of our venture debt investments may be at variable rates. Because we intend to fund a portion of our venture debt investments with borrowings, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow.  As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in future quarters.  As of September 30, 2011, we had $1,250,000 of debt outstanding on our $10 million credit facility that was used to fund our venture debt investments.

We generally also invest in both short and long-term U.S. government and agency securities.  To the extent that we invest in short- and long-term U.S. government and agency securities, changes in interest rates result in changes in the value of these obligations that result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements, and the quantity and duration of  long-term U.S. government and agency securities held by the Company, and it will vary from period to period.  If the average interest rate on U.S. government securities at September 30, 2011, were to increase by 25, 75 and 150 basis points, the average value of these securities held by us at September 30, 2011, would decrease by approximately $31,499, $94,498 and $188,997, respectively, and the portion of our net asset value attributable to such securities would decrease correspondingly.

In addition, market interest rates for high-yield corporate debt are an input in determining value of our investments in debt securities of privately held and publicly traded companies.  Significant changes in these market rates could affect the value of our debt securities as of the date of measurement of value.

Foreign Currency Risk

Most of our investments are denominated in U.S. dollars.  We currently have one investment denominated in Canadian dollars.  We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates.  The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates is $370,082 at September 30, 2011.

Item 4.  Controls and Procedures

(a)  Disclosure Controls and Procedures.  As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the 1934 Act).  Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures.  As of September 30, 2011, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

(b)   Changes in Internal Control Over Financial Reporting.   There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the third quarter of 2011 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Approximately 21.8 percent of the net asset value attributable to our equity-focused venture capital investment portfolio, or 15.3 percent of our net asset value, as of September 30, 2011, is concentrated in one company, Solazyme, Inc.

At September 30, 2011, we valued our investment in Solazyme, which had a historical cost to us of $5,444,197, at $20,806,465, or 21.8 percent of the net asset value attributable to our equity-focused venture capital investment portfolio, excluding our rights to potential future milestone payments from the sale of BioVex to Amgen, or 15.3 percent of our net asset value.  Solazyme is now publicly traded on the Nasdaq Global Select Market.  As of September 30, 2011, we owned an aggregate of 2,304,149 shares of Solazyme.  The key inputs to our valuation of Solazyme as of September 30, 2011, were the share price as of the close of trading on September 30, 2011, which was $9.61, less a liquidity discount owing to the lock-up restrictions placed on the shares through an agreement with the underwriters of the IPO.  From June 30, 2011, to September 30, 2011, our value decreased from $44,354,868 to $20,806,465, or 53.1 percent.  Any downturn in the business outlook of Solazyme, any failure of the products of Solazyme to receive widespread acceptance in the marketplace, any broad decrease in value of the public markets or negative events in the biofuel or algae-derived oil industry sectors could have a significant effect on our specific investment in Solazyme, and the overall value of our portfolio, and could have a significant adverse effect on the value of our common stock.  As of November 4, 2011, Solazyme’s closing price was $9.91 per share.

Capital markets have experienced a period of disruption and instability.  These market conditions have materially and adversely affected debt and equity capital markets in the United States and abroad, which have had and may continue to have, a negative impact on our business, financial condition and results of operations.

The global capital markets have experienced a period of disruption as evidenced by a lack of liquidity in the debt capital markets, write-offs in the financial services sector, the re-pricing of credit risk and the failure of certain major financial institutions.  Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that have materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular.  Additionally, global financial markets have experienced significant volatility following the downgrade by Standard & Poor’s on August 5, 2011 of the long-term credit rating of U.S. Treasury debt from AAA to AA+.  These events could adversely affect our business in many ways, including, but not limited to, adversely impacting our portfolio companies’ ability to obtain financing, or obtaining financing but at significantly lower valuations than the preceding financing rounds.   The illiquidity of our investments may make it difficult for us to sell such investments if required.  As a result, we may realize significantly less than the value at which we have recorded our investments.  In addition, significant changes in the capital markets, including the disruption and volatility, have had and may continue to have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments.  Market disturbances could also affect the value of our publicly traded portfolio companies and our privately held companies whose values are derived primarily from the values of publicly traded comparable companies, which as of September 30, 2011, accounted for 33 percent of the equity-focused venture capital portfolio.  If any of these events were to occur, it could materially adversely affect our business, financial condition and results of operations.

The value of our portfolio could be adversely affected if the technologies utilized by our portfolio companies are found, or even rumored or feared, to cause health or environmental risks, or if legislation is passed that limits the commercialization of any of these technologies.

Nanotechnology has received both positive and negative publicity and is the subject increasingly of public discussion and debate.  For example, debate regarding the production of materials that could cause harm to the environment or the health of individuals could raise concerns in the public’s perception of nanotechnology, not all of which might be rational or scientifically based.  Nanotechnology in particular is currently the subject of health and environmental impact research.  As nanotechnology commercialization increases and companies continue to mature, awareness about these safety and environmental concerns could increase as well.  If health or environmental concerns about nanotechnology or microsystems were to arise, whether or not they had any basis in fact, our portfolio companies might incur additional research, legal and regulatory expenses, and might have difficulty raising capital or marketing their products.  Government authorities could, for social or other purposes, prohibit or regulate the use of nanotechnology.  Legislation could be passed that could circumscribe the commercialization of any of these technologies.

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

Date:  November 7, 2011

EXHIBIT INDEX

Exhibit No.	Description

31.01	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.