Form 10-K
period 2011-12-31
HARRIS & HARRIS GROUP INC /NY/
filed 2012-03-14
CIK 893739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________

Commission File No. 0-11576

HARRIS & HARRIS GROUP, INC.®
(Exact Name of Registrant as Specified in Its Charter)

New York	13-3119827
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1450 Broadway, 24th Floor, New York, New York	10018
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code (212) 582-0900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	Nasdaq Global Market

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

☐Yes      ☐ No

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

☐Yes       ☑ No

The aggregate market value of the common stock held by non-affiliates of Registrant as of June 30, 2011 was $157,464,811 based on the last sale price as quoted by the Nasdaq Global Market on such date (only officers and directors are considered affiliates for this calculation).

As of March 13, 2012, the registrant had 31,000,601 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE	INCORPORATED AT

Harris & Harris Group, Inc. Proxy Statement for the	Part III, Items 10, 11,
2012 Annual Meeting of Shareholders	12, 13 and 14

PART I

Item 1. Business.

Harris & Harris Group, Inc.® (the "Company," "us," "our," and "we"), is an internally managed venture capital company specializing in nanotechnology and microsystems that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, which we refer to as the 1940 Act. For tax purposes, we have elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986. We were incorporated under the laws of the state of New York in August 1981. Our primary investment objective is to achieve long-term capital appreciation by making venture capital investments. Generation of current income is a secondary objective. We define venture capital investments as the money and resources made available to privately held and publicly traded small businesses that we believe have exceptional growth potential. Our investment approach is comprised of a patient examination of available opportunities, thorough due diligence and close involvement with management of our portfolio companies. As a venture capital company, we invest in and provide managerial assistance to our portfolio companies, many of which, in our opinion, have significant potential for growth. We are overseen by our Board of Directors and managed by our officers and have no investment advisor.

We generally make venture capital investments exclusively in companies commercializing or integrating products enabled by nanotechnology or microsystems. This investment focus is not a fundamental policy and accordingly may be changed without shareholder approval, although we intend to give shareholders at least 60 days' prior notice of any change in investment focus.

Nanotechnology is measured in nanometers, which are units of measurement in billionths of a meter. Microsystems are measured in micrometers, which are units of measurement in millionths of a meter. We sometimes use "tiny technology" to describe both of these disciplines. Nanotechnology and microsystems are multidisciplinary and widely applicable, and they incorporate technology that was not previously in widespread use. Products enabled by nanotechnology and microsystems are applicable to a large number of industries including pharmaceuticals, medical devices, telecommunications, electronics and semiconductors, as well as industries that seek to address global problems related to resource constraints.

We consider a company to fit our investment thesis if the company employs or integrates or intends to employ or integrate technology that we consider to be at the microscale or smaller and if the employment of that technology is material to its business plan. Because it is in many respects a new field, tiny technology has significant scientific, engineering and commercialization risks.

As of December 31, 2011, our venture capital portfolio comprised 75.2 percent of our total assets, our cash comprised 22.5 percent of our total assets, and other assets comprised the remaining 2.3 percent of our total assets. The Company’s outstanding debt balance was $1,500,000 as of December 31, 2011.

Neither our investments, nor an investment in us, is intended to constitute a balanced investment program. We expect to be risk seeking rather than risk averse in our investment approach. To such end, we reserve the fullest possible freedom of action, subject to our certificate of incorporation, applicable law and regulations, and policy statements contained herein. There is no assurance that our investment objectives will be achieved.

We expect to invest a substantial portion of our assets in securities that we consider to be private venture capital equity investments. These private venture capital equity investments usually do not pay interest or dividends and typically are subject to legal or contractual restrictions on resale that may adversely affect the liquidity and marketability of such securities. Some of our convertible bridge notes may result in payment-in-kind ("PIK") interest. We expect to invest a minority portion of our assets in non-convertible debt securities issued to us by privately held and publicly traded small businesses. These investments usually pay interest and may include payment of fees and issuance of warrants for the purchase of equity securities at a future date. These investments are speculative in nature with limited marketability and a greater risk of investment loss than less speculative investments. We do not limit our investments to any particular industries or categories of investments within nanotechnology and microsystems. Our securities investments may consist of private, public or governmental issuers of any type, subject to the restrictions imposed on us as a BDC under the 1940 Act. Subject to the diversification requirements applicable to a RIC, we may commit all of our assets to only a few investments.

Achievement of our investment objective is basically dependent upon the judgment of a team of four professional, full-time members of management, all of whom are designated as Managing Directors: Douglas W. Jamison, Daniel B. Wolfe, Alexei A. Andreev and Misti Ushio. One of our directors, Lori D. Pressman, is also a consultant to us. This team collectively has expertise in venture capital investing, intellectual property and nanotechnology. There can be no assurance that a suitable replacement could be found for any of our officers upon their retirement, resignation, inability to act on our behalf, or death.

Subject to continuing to meet the compliance tests applicable to BDCs under the 1940 Act, there are no limitations on the types of securities or other assets in which we may invest. Investments may include the following:

•	Venture capital investments, whether in corporate, partnership or other form, including small businesses;

•	Equity, equity-related securities (including warrants and options) and debt with equity features from either private or public issuers;

•	Debt obligations of all types having varying terms with respect to security or credit support, subordination, purchase price, interest payments and maturity;

•	Foreign securities;

•	Intellectual property or patents or research and development in technology or product development that may lead to patents or other marketable technology; and
2

•	Miscellaneous investments.

Investments and Strategies

The following is a summary description of the types of assets in which we may invest, the investment strategies we may use and the attendant risks associated with our investments and strategies.

Venture Capital Investments

We define venture capital as the money and resources made available to privately held and publicly traded small businesses that we believe have exceptional growth potential.  These businesses can range in stage from pre-revenue to generating positive cash flow. Substantially all of our long-term venture capital investments are in thinly capitalized, unproven, small companies focused on commercializing risky technologies. These businesses also tend to lack management depth, to have limited or no history of operations and to have not attained profitability. Because of the speculative nature of these investments, these securities have a significantly greater risk of loss than traditional investment securities. Some of our venture capital investments will never realize their potential, and some will be unprofitable or result in complete loss of our investment.

We may own 100 percent of the securities of a small business for a period of time and may control the company for a substantial period. Small businesses are more vulnerable to adverse business or economic developments than better-capitalized companies. Small businesses generally have limited product lines, markets and/or financial resources. Publicly traded small businesses and those with small market capitalizations are not well known to the investing public and are generally subject to high volatility, to general movements in markets, to perceptions of potential growth and to potential bankruptcy.

In connection with our venture capital investments, we may participate in providing a variety of services to our portfolio companies, including the following:

•	recruiting management;

•	formulating operating strategies;

•	formulating intellectual property strategies;

•	assisting in financial planning;

•	providing management in the initial start-up stages;

•	introducing corporate and development partners; and

•	establishing corporate goals.

We may assist in raising additional capital for these companies from other potential investors and may subordinate our own investment to that of other investors. We typically find it necessary or appropriate to provide additional capital of our own in rounds of financing subsequent to our initial investment. We may introduce these companies to potential joint venture partners, suppliers and customers. In addition, we may assist in establishing relationships with investment bankers and other professionals. We may also assist management of our investee companies with strategy and execution of mergers and acquisitions ("M&As"). While we do not currently derive income from these companies for the performance of any of the above services, we may seek to do so in the future.

We may control, be represented on, or have observer rights on the board of directors of a portfolio company through one or more of our officers or directors, who may also serve as officers of the portfolio company. We indemnify our officers and directors for serving on the boards of directors or as officers of portfolio companies, which exposes us to additional risks. Particularly during the early stages of an investment, we may, in rare instances, in effect be conducting the operations of the portfolio company. As a venture capital-backed company emerges from the developmental stage with greater management depth and experience, we expect that our role in the portfolio company’s day-to-day operations will diminish. Our goal is to assist each company in establishing its own independent capitalization, management and board of directors. We expect to be able to reduce our involvement in those small businesses that become successful, as well as in those small businesses that fail.

Equity, Equity-Related Securities and Debt with Equity Features

We may invest in equity, equity-related securities and debt with equity features. These securities include common stock, preferred stock, debt instruments convertible into common or preferred stock, limited partnership interests, other beneficial ownership interests and warrants, options or other rights to acquire or agreements to sell any of the foregoing.

We may make investments in companies with operating histories that are unprofitable or marginally profitable, that have negative net worth or that are involved in bankruptcy or reorganization proceedings. These investments would involve businesses that management believes have potential for rapid growth through the infusion of additional capital and management assistance. In addition, we may make investments in connection with the acquisition or divestiture of companies or divisions of companies. There is a significantly greater risk of loss with these types of securities than is the case with traditional investment securities.

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

Most of our current portfolio company investments are in the equity securities of private companies. Investments in equity securities of private companies often involve securities that are restricted as to sale and cannot be sold in the open market without registration under the Securities Act of 1933 or pursuant to a specific exemption from these registrations. Opportunities for sale are more limited than in the case of marketable securities, although these investments may be purchased at more advantageous prices and may offer attractive investment opportunities. Even if one of our portfolio companies completes an initial public offering ("IPO"), we are typically subject to a lock-up agreement for 180 days, and the stock price may decline substantially before we are free to sell. These lock-up restrictions apply to us and  our shares of the portfolio company and generally include provisions that stipulate that we are not permitted to offer, pledge or sell our shares, including selling covered call options on our shares, prior to the expiration of the lock-up period.  We are also prohibited from entering into securities lending arrangements for these securities during the lock-up period.

We may employ an option strategy of writing (selling) covered call options on one or more of our public portfolio companies once any restrictions and/or lock-up periods expire. Call options are contracts representing the right to purchase a common stock at a specified price (the "strike price") at a specified future date (the "expiration date"). Selling a covered call option represents an obligation to sell a specified number of shares of common stock at a strike price by an expiration date if the stock achieves the strike price and if it is called. A call option whose strike price is above the current price of the underlying stock is called "out-of-the-money." Most of the options that will be sold by us are expected to be out-of-the-money, allowing for potential appreciation in addition to the proceeds from the sale of the option. When stocks in the portfolio rise, call options that were out-of-the-money when written may become in-the-money, thereby increasing the likelihood that they could be exercised, and we are forced to sell the stock. While this may be desirable in some instances, we may minimize undesirable option assignments by repurchasing the call options prior to expiration, generating a gain or loss in the options. If the options were not to be repurchased, the option holder could exercise its rights and buy the stock from us at the strike price if the stock traded at a higher price than the strike price. We will only "sell" or "write" options on common stocks held in our portfolio. We will not sell "naked" call options, i.e., options representing more shares of the stock than are held in the portfolio. For conventional listed call options, the options’ expiration date can be up to nine months from the date the call options are first listed for trading. Longer-term call options can have expiration dates up to three years from the date of listing. We currently expect to write call options with expirations of no more than nine months from the date the call option is first listed for trading.

We may also invest in publicly traded securities of whatever nature, including relatively small, emerging growth companies that management believes have long-term growth potential. These investments may be through open-market transactions or through private placements in publicly traded companies ("PIPEs"). Securities purchased in PIPE transactions are typically subject to a lock-up agreement for 180 days, or are issued as unregistered securities that are not freely tradable for six months.

Even if we have registration rights to make our investments in privately held and publicly traded companies more marketable, a considerable amount of time may elapse between a decision to sell or register the securities for sale and the time when we are able to sell the securities. The prices obtainable upon sale may be adversely affected by market conditions, by the level of average trading volume of the underlying stock as compared with the position offered for sale or negative conditions affecting the issuer during the intervening time. We may elect to hold formerly restricted securities after they have become freely marketable, either because they remain relatively illiquid or because we believe that they may appreciate in value. During this holding period, the value of these securities may decline and be especially volatile. If we need funds for investment or working capital purposes, we might need to sell marketable securities at disadvantageous times or prices.

Debt Investments

We may hold debt securities, including in privately held and thinly traded public companies, for income and as a reserve pending more speculative investments. Debt obligations may include U.S. government and agency securities, commercial paper, bankers’ acceptances, receivables or other asset-based financing, notes, bonds, debentures, or other debt obligations of any nature and repurchase agreements related to these securities. These obligations may have varying terms with respect to security or credit support, subordination, purchase price, interest payments and maturity from private, public or governmental issuers of any type located anywhere in the world. We may invest in debt obligations of companies with operating histories that are unprofitable or marginally profitable, that have negative net worth or are involved in bankruptcy or reorganization proceedings, or that are start-up or development-stage small businesses. In addition, we may participate in the acquisition or divestiture of companies or divisions of companies through issuance or receipt of debt obligations. As of December 31, 2011, the debt obligations held in our portfolio consisted of convertible bridge notes, secured non-convertible notes, senior secured non-convertible debt through a participation agreement and a subordinated non-convertible note. The convertible bridge notes generally do not generate cash payments to us, nor are they held for that purpose. Our convertible bridge notes and the interest accrued thereon are generally held for the purpose of potential conversion into equity at a future date.

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

The markets in which lower-rated securities or comparable non-rated securities are traded generally are more limited than those in which higher-rated securities are traded. The existence of limited markets for these securities may restrict our ability to obtain accurate market quotations for the purposes of valuing lower-rated or non-rated securities and calculating net asset value or to sell securities at their fair value. Any economic downturn could adversely affect the ability of issuers’ lower-rated securities to repay principal and pay interest thereon. The market values of lower-rated and non-rated securities also tend to be more sensitive to individual corporate developments and changes in economic conditions than higher-rated securities. In addition, lower-rated securities and comparable non-rated securities generally present a higher degree of credit risk. Issuers of lower-rated securities and comparable non-rated securities are often highly leveraged and may not have more traditional methods of financing available to them, so that their ability to service their debt obligations during an economic downturn or during sustained periods of rising interest rates may be impaired. The risk of loss owing to default by these issuers is significantly greater because lower-rated securities and comparable non-rated securities generally are unsecured and frequently are subordinated to the prior payment of senior indebtedness. We may incur additional expenses to the extent that we are required to seek recovery upon a default in the payment of principal or interest on our portfolio holdings. In addition, many of the companies in which we invest have limited cash flows and no income, which may limit our ability to recover in the event of a default.

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

Foreign Securities

We may make investments in securities of issuers whose principal operations are conducted outside the United States, and whose earnings and securities are stated in foreign currency. In order to maintain our status as a BDC, our investments in non-qualifying assets, including the securities of companies organized outside the United States, would be limited to 30 percent of our assets, because under the 1940 Act, we must generally invest at least 70 percent of our assets in "qualifying assets," which exclude securities of foreign companies.

In comparison with otherwise comparable investments in securities of U.S. issuers, currency exchange risk of securities of foreign issuers is a significant variable. The value of these investments to us will vary with the relation of the currency in which they are denominated to the U.S. dollar, as well as with intrinsic elements of value such as credit risk, interest rates and performance of the issuer. Investments in foreign securities also involve risks relating to economic and political developments, including nationalization, expropriation of assets, currency exchange freezes and local recession. Securities of many foreign issuers are less liquid and more volatile than those of comparable U.S. issuers. Interest and dividend income and capital gains on our foreign securities may be subject to withholding and other taxes that may not be recoverable by us. We may seek to hedge all or part of the currency risk of our investments in foreign securities through the use of futures, options and forward currency purchases or sales.

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

Income from our investments in intellectual property or its development may take the form of participation in licensing or royalty income, fee income, or some other form of remuneration. In order to satisfy RIC requirements, these investments will normally be held in an entity taxable as a corporation. Investment in developmental intellectual property rights involves a high degree of risk that can result in the loss of our entire investment as well as additional risks, including uncertainties as to the valuation of an investment and potential difficulty in liquidating an investment. Further, investments in intellectual property generally require investor patience, as investment return may be realized only after or over a long period. At some point during the commercialization of a technology, our investment may be transformed into ownership of securities of a small business, as discussed under "Venture Capital Investments" above.

Borrowing and Margin Transactions

We may from time to time borrow money or obtain credit by any lawful means from banks, lending institutions, other entities or individuals, in negotiated transactions. We may issue, publicly or privately, bonds, debentures or notes, in series or otherwise, with interest rates and other terms and provisions, including conversion rights, on a secured or unsecured basis, for any purpose, up to the maximum amounts and percentages permitted for BDCs under the 1940 Act. The 1940 Act currently prohibits us from borrowing any money or issuing any other senior securities (including preferred stock but excluding temporary borrowings of up to five percent of our assets), if after giving effect to the borrowing or issuance, the value of our total assets less liabilities not constituting senior securities would be less than 200 percent of our senior securities. We may pledge assets to secure any borrowings. As of December 31, 2011, the Company’s outstanding debt balance was $1,500,000, and we have no current intention to issue preferred stock.

A primary purpose of our borrowing power is for leverage, to increase our ability to acquire venture debt investments both by acquiring larger positions and by acquiring more positions while maintaining a substantial balance of cash on our balance sheet. As discussed in more detail below in "Management's Discussion and Analysis of Financial Condition and Results of Operations," we believe we need a strong balance sheet to have access to the best deal flow. Borrowings for leverage accentuate any increase or decrease in the market value of our investments and thus our net asset value. Because any decline in the net asset value of our investments will be borne first by holders of common stock, the effect of leverage in a declining market would be a greater decrease in net asset value applicable to the common stock than if we were not leveraged. Any decrease would likely be reflected in a decline in the market price of our common stock. To the extent the income derived from assets acquired with borrowed funds exceeds the interest and other expenses associated with borrowing, our total income will be greater than if borrowings were not used. Conversely, if the income from assets is not sufficient to cover the borrowing costs, our total income will be less than if borrowings were not used. If our current income is not sufficient to meet our borrowing costs (repayment of principal and interest), we might have to liquidate some or all of our investments when it may be disadvantageous to do so. Our borrowings for the purpose of buying most liquid equity securities will be subject to the margin rules, which require excess liquid collateral marked to market daily. If we are unable to post sufficient collateral, we will be required to sell securities to remain in compliance with the margin rules. These sales might be at disadvantageous times or prices. We do not currently intend to use borrowings to make equity-focused investments, which include convertible bridge notes intended for potential conversion to equity at a future date.

Portfolio Company Turnover

Changes with respect to portfolio companies will be made as our management considers necessary in seeking to achieve our investment objectives. The rate of portfolio turnover will not be treated as a limiting or relevant factor when circumstances exist, which are considered by management to make portfolio changes advisable.

Although we expect that many of our investments will be relatively long term in nature, we may make changes in our particular portfolio holdings whenever it is considered that an investment no longer has substantial growth potential or has reached its anticipated level of performance, or (especially when cash is not otherwise available) that another investment appears to have a relatively greater opportunity for capital appreciation. We may also make general portfolio changes to increase our cash to position us in a defensive posture. We may make portfolio changes without regard to the length of time we have held an investment, or whether a sale results in profit or loss, or whether a purchase results in the reacquisition of an investment that we may have only recently sold. Our investments in privately held small businesses are illiquid, which limits portfolio turnover. The portfolio turnover rate may vary greatly during a year as well as from year to year and may also be affected by cash requirements.

Competition

Numerous companies and individuals are engaged in the venture capital business, and such business is intensely competitive. We believe our corporate structure permits public market investors to participate in venture capital and to participate in the emergence of nanotechnology while many of the leading companies are still private. We also believe our corporate structure permits greater liquidity and better transparency than other venture capital businesses. We believe that we have invested in more nanotechnology-enabled small businesses than any venture capital firm and that we have assembled a team of investment professionals that, in addition to a proven track record of successful venture capital investing, have scientific and intellectual property expertise that is relevant to investing in nanotechnology. Nevertheless, many of our competitors have significantly greater financial and other resources than we do and are, therefore, in certain respects, in a better position than we are to obtain access to attractive venture capital investments. There can be no assurance that we will be able to compete against these venture capital businesses for attractive investments, particularly in capital-intensive companies.

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

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code's requirements.

Tax Status

We have elected to be treated as a RIC, taxable under Subchapter M of the Internal Revenue Code of 1986 (the "Code"), for federal income tax purposes. In general, a RIC is not taxable on its income or gains to the extent it distributes such income or gains to its shareholders. In order to qualify for favorable RIC tax treatment, we must, in general, (1) annually derive at least 90 percent of our gross income from dividends, interest and gains from the sale of securities and similar sources (the "Income Source Rule"); (2) quarterly meet certain investment asset diversification requirements (the "Asset Diversification Rule"); and (3) annually distribute at least 90 percent of our investment company taxable income as a dividend (the "Income Distribution Rule"). Any taxable investment company income not distributed will be subject to corporate level tax. Any taxable investment company income distributed generally will be taxable to shareholders as dividend income.

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

*Assumes all capital gains qualify for long-term rates of 15 percent, which may increase for gains realized after December 31, 2012.

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

Although we may retain income and gains subject to the limitations described above (including paying corporate level tax on such amounts), we could be subject to an additional four percent excise tax if we fail to distribute 98 percent of our "regulated investment company ordinary income" and 98.2 percent of our "capital gain net income" for the relevant determination period.

As noted above, in order to qualify as a RIC, we must satisfy the Asset Diversification Rule each quarter. Because of the specialized nature of our investment portfolio, in some years we have been able to satisfy the diversification requirements under Subchapter M of the Code primarily as a result of receiving certification from the SEC under the Code with respect to each taxable year beginning after 1998 that we were "principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available" for such year.

Although we received SEC certifications for 1999-2010, there can be no assurance that we will receive such certification for subsequent years (to the extent we need additional certifications as a result of changes in our portfolio). In 2011, we qualified for RIC treatment even without certification. If we require, but fail to obtain, the SEC certification for a taxable year, we may fail to qualify as a RIC for such year. We also will fail to qualify for favorable RIC tax treatment for a taxable year if we do not satisfy the Income Source Rule or Income Distribution Rule for such year. In the event we do not satisfy the Income Source Rule, the Asset Diversification Rule and the Income Distribution Rule for any taxable year, we will be subject to federal tax with respect to all of our taxable income, whether or not distributed. In addition, all our distributions to shareholders in that situation generally will be taxable as ordinary dividends.

Although we currently intend to qualify as a RIC for each taxable year, under certain circumstances we may choose to take action with respect to one or more taxable years to ensure that we would be taxed under Subchapter C of the Code (rather than Subchapter M) for such year or years. We will choose to take such action only if we determine that the result of the action will benefit us and our shareholders.

Subsidiaries

H&H Ventures Management, Inc.SM ("Ventures"), formerly Harris & Harris Enterprises, Inc.SM, is a 100 percent wholly owned subsidiary of the Company and is consolidated in our financial statements. Ventures holds the lease for our office space in Palo Alto, California, is a partner in Harris Partners I, L.P. SM, and is taxed as a C Corporation. Harris Partners I, L.P., is a limited partnership. The partners of Harris Partners I, L.P., are Ventures (sole general partner) and the Company (sole limited partner). Ventures, as the sole general partner, consolidates Harris Partners I, L.P.

Available Information

Additional information about us, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available as soon as reasonably practicable free of charge on our website at www.HHVC.com. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider that information to be part of this Annual Report on Form 10-K.

You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Employees

As of December 31, 2011, we employed directly 10 full-time employees. We believe our relations with our employees are generally good.

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

Approximately 25.3 percent of the net asset value attributable to our equity-focused venture capital investment portfolio, or 18.8 percent of our net asset value, as of December 31, 2011, is concentrated in one company, Solazyme, Inc.

At December 31, 2011, we valued our investment in Solazyme, which had a historical cost to us of $5,444,197, at $27,419,373, or 25.3 percent of the net asset value attributable to our equity-focused venture capital investment portfolio, excluding our rights to potential future milestone payments from the sale of BioVex to Amgen, or 18.8 percent of our net asset value.  Solazyme is now publicly traded on the Nasdaq Global Select Market.  As of December 31, 2011, we owned an aggregate of 2,304,149 shares of Solazyme. Our valuation of Solazyme as of December 31, 2011, was based on the share price as of the close of trading on December 30, 2011, which was $11.90. Any downturn in the business outlook of Solazyme, any failure of the products of Solazyme to receive widespread acceptance in the marketplace, any broad decrease in value of the public markets or negative events in the biofuel or algae-derived oil industry sectors could have a significant effect on our specific investment in Solazyme, and the overall value of our portfolio, and could have a significant adverse effect on the value of our common stock. As of March 13, 2012, Solazyme’s closing price was $14.43 per share.

The difficult venture capital investment and capital market climates could increase the non-performance risk for our portfolio companies.

While the public markets and corporate growth are improving, unemployment remains high, and there are global instabilities, including sovereign debt issues and the potential for future inflation. Even with signs of economic improvement, the availability of capital for venture capital firms and venture-backed companies continues to be limited. Currently, financing for capital-intensive small businesses remains difficult. Historically, difficult venture environments have resulted in a higher than normal number of small businesses not receiving financing and being subsequently closed down with a loss to venture investors, and other small businesses receiving financing but at significantly lower valuations than the preceding financing rounds. This issue is compounded by the fact that many existing venture capital firms have few remaining years of investment and available capital owing to the finite lifetime of the funds managed by these firms. Additionally, even if a firm was able to raise a new fund, commonly new funds are not permitted to invest with old funds in existing investments. As such, the currently improving liquidity environment for venture-backed companies through IPOs and M&A transactions and the currently improving public markets in general may not translate to an increase in the available capital to venture-backed companies, particularly those that have investments from funds that are in the latter stage of life unless it continues for some time into the future.

We believe that these factors continue to introduce significant non-performance risk for venture-backed companies that need to raise additional capital or that require substantial amounts of capital to execute on their business plans. We define non-performance risk as the risk that a portfolio company will be: (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation. In these circumstances, the portfolio company could be recapitalized at a valuation significantly lower than the post-money valuation implied by our valuation method, sold at a loss to our investment or shut down. In addition, significant changes in the capital markets, including periods of extreme volatility and disruption, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. We believe further that the long-term effects of the difficult venture capital investment and difficult, but improving, liquidity environments will continue to affect negatively the fundraising ability of some small businesses regardless of near-term improvements in the overall global economy and public markets.

The average length of time from founding to a liquidity event is at historical highs, which could result in companies remaining in our portfolio longer, leading to lower returns, write-downs and write-offs.

Beginning in about 2001, many fewer venture capital-backed companies per annum have been able to complete IPOs than in the years of the previous decade.  On average, more capital and more time than in previous decades are required for companies to reach these liquidity events. This trend could lead to companies staying longer in our portfolio as private entities that may require additional funding.  In the best case, such stagnation would dampen returns, and in the worst case, could lead to write-downs and write-offs as some companies run short of cash and have to accept lower valuations in private financings or are not able to access additional capital at all.  The difficult venture capital climate is also causing some venture capital firms to change their investment strategies. Accordingly, some venture capital firms are reducing funding of their portfolio companies, making it more difficult for such companies to access capital and to fulfill their potential. In some cases this leads to write-downs and write-offs of such companies by other venture capital firms, such as ourselves, who are co-investors in such companies.

Investing in small, privately held and publicly traded companies involves a high degree of risk and is highly speculative.

We have invested a substantial portion of our assets in privately held companies, the securities of which are inherently illiquid. We also seek to invest in publicly traded small businesses that we believe have exceptional growth potential. Although these companies are publicly traded, their stock may not trade at high volumes and prices can be volatile, which may restrict our ability to sell our positions. These privately held and publicly traded small businesses tend to lack management depth, to have limited or no history of operations and to have not attained profitability. Companies commercializing products enabled by nanotechnology or microsystems are especially risky, involving scientific, technological and commercialization risks. Because of the speculative nature of these investments, these securities have a significantly greater risk of loss than traditional investment securities. Some of our venture capital investments are likely to be complete losses or unprofitable, and some will never realize their potential. We have been and will continue to be risk seeking rather than risk averse in our approach to venture capital and other investments. Neither our investments nor an investment in our common stock is intended to constitute a balanced investment program.

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

We invest in sectors including energy, electronics and healthcare that are subject to specific risks related to each industry.

The three largest portions of our portfolio are invested in energy, electronics and healthcare companies. Our energy portfolio consists of companies commercializing nanotechnology-enabled products targeted at energy-related markets.  We have historically used the term "cleantech" to describe these types of companies. We now use the term "energy" to describe these companies and include our companies formerly categorized as cleantech companies in this category. There are risks in investing in companies that target energy-related markets, including the rapid and sometimes dramatic price fluctuations of commodities, particularly oil and sugar, and of public equities, the reliance on the capital and debt markets to finance large capital outlays, change in climate, including climate-related regulations, and the dependence on government subsidies to be cost-competitive with non-renewable or energy-efficient solutions. For example, the attractiveness of alternative methods for the production of biobutanol and biodiesel can be adversely affected by a decrease in the demand or price of oil.  Adverse developments in this market may significantly affect the value of our energy portfolio, and thus our venture capital portfolio as a whole.

Our electronics portfolio consists of companies commercializing and integrating nanotechnology-enabled products targeted at electronics-related markets. There are risks in investing in companies that target electronics-related markets, including rapid and sometimes dramatic price erosion of products, the reliance on capital and debt markets to finance large capital outlays, including fabrication facilities, the reliance on partners outside of the United States, particularly in Asia, and inherent cyclicality of the electronics market in general. Additionally, electronics-related companies are currently out of favor with many venture capital firms. Therefore, access to capital may be difficult or impossible for companies in our portfolio that are pursuing these markets.

Our healthcare portfolio consists of companies that commercialize and integrate products enabled by nanotechnology and microsystems in healthcare-related industries, including biotechnology, pharmaceuticals, diagnostics and medical devices. There are risks in investing in companies that target healthcare-related industries, including, but not limited to, the uncertainty of timing and results of clinical trials to demonstrate the safety and efficacy of products; failure to obtain any required regulatory approval of products; failure to develop manufacturing processes that meet regulatory standards; competition, in particular from companies that develop rival products; and the ability to protect proprietary technology. Adverse developments in any of these areas may adversely affect the value of our healthcare portfolio.

The three main industry sectors around which our nanotechnology investments have developed are all capital intensive.

The industry sectors where nanotechnology and microsystems are gaining the greatest traction, energy, electronics and healthcare, are all capital intensive. Currently, financing for capital-intensive companies remains difficult. In some successful companies, we believe we may need to invest more than we currently have planned to invest in these companies. There can be no assurance that we will have the capital necessary to make such investments. In addition, investing greater than planned amounts in our portfolio companies could limit our ability to pursue new investments and fund follow-on investments. Both of these situations could cause us to miss investment opportunities or limit our ability to protect existing investments from dilution or other actions or events that would decrease the value and potential return from these investments.

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

To the extent we borrow money to make venture debt investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt to finance our venture debt investments. In periods of rising interest rates, our cost of funds could increase, which could reduce our net investment income. Currently, all of our venture debt investments are at a fixed rate. Some of our future debt investments may bear interest at variable rates and the interest income from these investments could be negatively affected by decreases in market interest rates. In addition, an increase in interest rates would make it more expensive to use debt to finance our investments. As a result, a significant increase in market interest rates could increase our cost of capital, which would reduce our net investment income. A decrease in interest rates may have an adverse impact on our returns by requiring us to seek lower yields on our debt investments and by increasing the risk that our portfolio companies will prepay our debt investments, resulting in the need to redeploy capital at potentially lower rates. A decrease in market interest rates may also adversely impact our returns on our cash invested in treasury securities, which would reduce our net investment income.

On February 24, 2011, the Company established a $10 million three-year revolving credit facility with TD Bank, N.A., to be used in conjunction with its investments in venture debt. As of March 13, 2012, we had $1,500,000 outstanding from our $10 million credit facility.

Our portfolio companies may incur debt that ranks senior to our investments in such companies.

We may make investments in our portfolio companies in the form of bridge notes that typically convert into preferred stock issued in the next round of financing of that portfolio company or other forms of convertible and non-convertible debt securities. Our portfolio companies usually have, or may be permitted to incur, other debt that ranks senior to the debt securities in which we invest. By their terms, debt instruments may provide that the holders are entitled to receive payment of interest and principal on or before the dates on which we are entitled to receive payments on the debt securities in which we invest. Also, in the case of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligations to us. In addition, in companies where we have made investments in the form of bridge notes or other debt securities, we may also have investments in equity in the form of preferred shares. In some cases, a bankruptcy court may subordinate our bridge notes and/or other debt securities to debt holders that do not have equity in the portfolio company.

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

Most of our investments are or will be equity, equity-linked, or debt securities acquired directly from small businesses. These securities are generally subject to restrictions on resale or otherwise have no established trading market. The illiquidity of most of our portfolio of securities may adversely affect our ability to dispose of these securities at times when it may be advantageous for us to liquidate these investments. We may never be able to dispose of these securities.

In addition, we are typically subject to lock-up provisions that prohibit us from selling our investments into the public market for specified periods of time after IPOs. After a portfolio company completes an IPO, its shares are generally subject to lock-up restrictions for a period of time.  These lock-up restrictions apply to us and  our shares of the portfolio company and generally include provisions that stipulate that we are not permitted to offer, pledge or sell our shares, including selling covered call options on our shares, prior to the expiration of the lock-up period.  We are also prohibited from entering into securities lending arrangements for these securities during the lock-up period. The market price of securities that we hold may decline substantially before we are able to sell these securities.

Unfavorable regulatory changes could impair our ability to engage in liquidity events and dampen our returns.

We rely on the ability to generate realized returns on our investments through liquidity events such as IPOs and merger and acquisition transactions. Recent government reforms affecting publicly traded companies, stock markets, investment banks and securities research practices have made it more difficult for privately held companies to complete successful IPOs of their equity securities, and such reforms have increased the expense and legal exposure of being a public company.

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

An inability to generate realized returns on our investments could negatively affect our liquidity, our reinvestment rate in new and follow-on investments and the value of our investment portfolio.

Risks related to our Company.

The recent downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our liquidity, financial condition and earnings.

Recent U.S. debt ceiling and budget deficit concerns, together with continued signs of stress in sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdown. Although U.S. lawmakers passed legislation to raise the federal debt ceiling in 2011, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States from "AAA" to "AA+". Currently, U.S. lawmakers will be required to increase the federal debt ceiling again at the end of 2012 to prevent default on its obligations. The impact of these factors and the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the United States and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments, and the government’s credit concerns in general, could create broader financial turmoil and uncertainty, adversely affect our business in many ways, including, but not limited to, decreasing our stock price, adversely impacting our portfolio companies’ ability to obtain financing, or obtaining financing but at significantly lower valuations than the preceding financing rounds. The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments. In addition, significant changes in the capital markets, including the disruption and volatility, have had, and may continue to have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. Market disturbances could also affect the value of our publicly traded portfolio companies and our privately held companies whose values are derived primarily from the values of publicly traded comparable companies, which as of December 31, 2011, accounted for 35.5 percent of the equity-focused venture capital portfolio. If any of these events were to occur, it could materially adversely affect our business, financial condition and results of operations.

Our business may be adversely affected by the small size of our market capitalization.

Changes in regulations of the financial industry have adversely affected coverage of small capitalization companies such as ours by financial analysts. A number of analysts that have covered us in the past are no longer able to continue to do so owing to changes in employment, to restrictions on the size of companies they are allowed to cover and/or their firms have shut down operations. An inability to attract analyst coverage may adversely affect the liquidity of our stock and our ability to raise capital from investors, particularly institutional investors. Our inability to access the capital markets on favorable terms, or at all, may adversely affect our future financial performance. The inability to obtain adequate financing capital sources could force us to seek debt financing, self-fund strategic initiatives or even forgo certain opportunities, which in turn could potentially harm our current and future performance.

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

We use the Black-Scholes-Merton option-pricing model to determine the fair value of warrants held in our portfolio. Option pricing models, including the Black-Scholes-Merton model, require the use of subjective input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. In the Black-Scholes-Merton model, variations in the expected volatility or expected term assumptions have a significant impact on fair value. Because the securities underlying the warrants in our portfolio are not publicly traded, many of the required input assumptions are more difficult to estimate than they would be if a public market for the underlying securities existed.

Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value that we assign to our investments may differ from the values that would have been used had an efficient market existed for the investments, and the difference could be material. Any changes in fair value are recorded in our Consolidated Statement of Operations as a change in the "Net increase in unrealized appreciation on investments."

In the venture capital industry, even when a portfolio of early-stage, high-technology venture capital investments proves to be profitable over the portfolio's lifetime, it is common for the portfolio's value to undergo a so-called "J-curve" valuation pattern. This means that when reflected on a graph, the portfolio’s valuation would appear in the shape of the letter "J," declining from the initial valuation prior to increasing in valuation. This J-curve valuation pattern results from write-downs and write-offs of portfolio investments that appear to be unsuccessful, prior to write-ups for portfolio investments that prove to be successful. Because early-stage small businesses typically have negative cash flow and are by their nature inherently fragile, a valuation process can more readily substantiate a loss of value than an increase in value. Even if our venture capital investments prove to be profitable in the long run, such J-curve valuation patterns could have a significant adverse effect on our net asset value per share and the value of our common stock in the interim. Over time, as we continue to make additional nanotechnology investments, this J-curve pattern may be less relevant for our portfolio as a whole, because the individual J-curves for each investment, or series of investments, may overlap with previous investments at different stages of their J-curves.

Changes in valuations of our privately held, early-stage small businesses tend to be more volatile than changes in prices of established, more mature publicly traded securities.

Investments in privately held, early- and mid-stage small businesses may be inherently more volatile than investments in more mature businesses. Such immature businesses are inherently fragile and easily affected by both internal and external forces. Our investee companies can lose much or all of their value suddenly in response to an internal or external adverse event. Conversely, these immature small businesses can gain suddenly in value in response to an internal or external positive development. Moreover, because of the lack of daily pricing mechanisms, our ownership interests in such investments are generally valued only at quarterly intervals by our Valuation Committee. Thus, changes in valuations from one valuation point to another may be larger than changes in valuations of marketable securities that are revalued in the marketplace much more frequently, in some highly liquid cases, virtually continuously. Although we carefully monitor each of our portfolio companies, information pertinent to our portfolio companies is not always known immediately by us, and, therefore, its availability for use in determining value may not always coincide with the timeframe of our valuations required by the federal securities laws.

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

We are dependent upon the diligence and skill of our senior management and other key advisers for the selection, structuring, closing and monitoring of our investments. We utilize lawyers, and we utilize outside consultants, including one of our directors, Lori D. Pressman, to assist us in conducting due diligence when evaluating potential investments. There is generally no publicly available information about the companies in which we invest, and we rely significantly on the diligence of our employees and advisers to obtain information in connection with our investment decisions. Our future success, to a significant extent, depends on the continued service and coordination of our senior management team. The departure of any of our senior management or key advisers could materially adversely affect our ability to implement our business strategy. We do not maintain for our benefit any key-man life insurance on any of our officers or employees.

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

As provided in the 1940 Act and subject to some exceptions, we can issue debt or preferred stock so long as our total assets immediately after the issuance, less some ordinary course liabilities, exceed 200 percent of the sum of the debt and any preferred stock outstanding. The debt or preferred stock may be convertible in accordance with SEC guidelines, which might permit us to obtain leverage at more attractive rates. The requirement under the 1940 Act to pay, in full, dividends on preferred shares or interest on debt before any dividends may be paid on our common stock means that dividends on our common stock from earnings may be reduced or eliminated. An inability to pay dividends on our common stock could conceivably result in our ceasing to qualify as a RIC under the Code, which would in most circumstances be materially adverse to the holders of our common stock. As of December 31, 2011, the Company’s outstanding debt balance was $1,500,000, and we did not have any preferred stock outstanding. On February 24, 2011, we established a $10 million three-year revolving credit facility with TD Bank, N.A., to be used in conjunction with our investments in venture debt. We do not plan to use this credit facility in conjunction with any private venture capital equity investments.

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

We have elected to qualify, have qualified and currently intend to continue to qualify as a RIC under the Code. As a RIC, we do not have to pay federal income taxes on our income (including realized gains) that is distributed to our shareholders. Accordingly, we are not permitted under accounting rules to establish reserves for taxes on our unrealized capital gains. If we failed to qualify for RIC status in 2012 or beyond, we would be taxed in the same manner as an ordinary corporation and distributions to our shareholders would not be deductible in computing our taxable income, which could materially adversely impact the amount of cash available for distribution to our shareholders. In addition, to the extent that we had unrealized appreciation, we would have to establish reserves for taxes, which would reduce our net asset value, accordingly. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our shareholders our earnings and profits attributable to non-RIC years, reduced by an interest charge on 50 percent of such earnings and profits, which charge would be payable by us to the IRS. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain in our assets (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had sold our assets to an unrelated party for fair market value) or, alternatively, be subject to taxation on such built-in gain recognized for a period of 10 years.

A deemed dividend election would affect the value of our stock.

If we, as a RIC, decide to make a deemed distribution of realized net capital gains and retain the net realized capital gains for any taxable year, also referred to as a deemed dividend, we would have to establish appropriate reserves for taxes that we would have to pay on behalf of shareholders. It is possible that establishing reserves for taxes could have a material adverse effect on the value of our common stock. Additionally, if we decide to make a deemed distribution and changes in tax law occur that would increase the dividend tax rates for individuals and corporations, the net benefit to shareholders from a deemed distribution could be adversely affected. Such changes, therefore, could reduce the overall benefit to our shareholders from our status as a RIC.

We operate in a heavily regulated environment, and changes to, or non-compliance with, regulations and laws could harm our business.

We are subject to substantive SEC regulations as a BDC. Securities and tax laws and regulations governing our activities may change in ways adverse to our and our shareholders’ interests, and interpretations of these laws and regulations may change with unpredictable consequences. Any change in the laws or regulations that govern our business could have an adverse impact on us or on our operations. Changing laws, regulations and standards relating to corporate governance, valuation, public disclosure and market regulation, including the Sarbanes-Oxley Act of 2002 and the Dodd Frank Act, new SEC regulations, new federal accounting standards and Nasdaq Stock Market rules, create additional expense and uncertainty for publicly traded companies in general, and for BDCs in particular. These new or changed laws, regulations and standards are subject to varying interpretations in many cases because of their lack of specificity, and as a result, their application in practice may evolve over time, which may well result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

We expect that the market price of our common stock price will continue to be volatile. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

•	stock market and capital markets conditions;

•	internal developments in our Company with respect to our personnel, financial condition and compliance with all applicable regulations;

•	announcements regarding any of our portfolio companies;

•	announcements regarding developments in the nanotechnology, energy, electronics or healthcare-related fields in general;

•	environmental and health concerns regarding nanotechnology, whether real or perceptual;

•	announcements regarding government funding and initiatives related to the development of nanotechnology, energy, electronics or healthcare-related products;

•	a mismatch between the long term nature of our business and the short term focus of many investors;

•	general economic conditions and trends; and/or

•	departures of key personnel.

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

Our investment objective and strategies result in a high degree of risk in our investments and may result in losses in the value of our investment portfolio. Our investments in small businesses are highly speculative and, therefore, an investor in our common stock may lose his or her entire investment. The value of our common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or all of the amount invested in our common stock. The securities markets frequently experience extreme price and volume fluctuations that affect market prices for securities of companies in general, and technology and very small capitalization companies in particular. Because of our focus on the technology and very small capitalization sectors, and because we are a very small capitalization company ourselves, our stock price is especially likely to be affected by these market conditions. General economic conditions, and general conditions in nanotechnology and in the semiconductor and information technology, life science, materials science and other high-technology industries, including energy, may also affect the price of our common stock.

Our shares might trade at discounts from net asset value or at premiums that are unsustainable over the long term.

Shares of BDCs like us may, during some periods, trade at prices higher than their net asset value and during other periods, as frequently occurs with closed-end investment companies, trade at prices lower than their net asset value. The possibility that our shares will trade at discounts from net asset value or at premiums that are unsustainable over the long term are risks separate and distinct from the risk that our net asset value per share will decrease. The risk of purchasing shares of a BDC that might trade at a discount or unsustainable premium is more pronounced for investors who wish to sell their shares in a relatively short period of time because, for those investors, realization of a gain or loss on their investments is likely to be more dependent upon changes in premium or discount levels than upon increases or decreases in net asset value per share. Our common stock may not trade at a price higher than or equal to net asset value per share. On December 31, 2011, our stock closed at $3.46 per share, a discount of $1.24, or 26.4 percent, to our net asset value per share of $4.70 as of December 31, 2011. On March 13, 2012, our stock closed at $4.20 per share, a discount of $0.50, or 10.6 percent, to our net asset value per share as of December 31, 2011.

Our strategy of writing covered calls on public portfolio company securities could result in us receiving a lower return for such investments than if we had not employed such strategy.

There are several risks associated with transactions in options on securities. For example, there are significant differences between the securities and options markets that could result in an imperfect correlation between these markets, causing a given transaction not to achieve its objectives. A decision as to whether, when and how to use options involves the exercise of skill and judgment, and even a well-conceived transaction may be unsuccessful to some degree because of market behavior or unexpected events. As the writer of a covered call option, the Company forgoes, during the option’s life, the opportunity to profit from increases in the market value of the security covering the call option above the sum of the premium and the strike price of the call, but has retained the risk of loss should the price of the underlying security decline. The writer of an option has no control over the time when it may be required to fulfill its obligation as a writer of the option. Once an option writer has received an exercise notice, it cannot effect a closing purchase transaction in order to terminate its obligation under the option and must deliver the underlying security at the exercise price.

The Board of Directors intends to grant restricted stock or stock options to our employees pursuant to the Company's Equity Incentive Plan. These equity awards may have a dilutive effect on existing shareholders.

In accordance with the Company’s Equity Incentive Plan, the Company’s Board of Directors may grant equity awards in the form of stock options or restricted stock (subject to receiving shareholder approval at our 2012 Annual Meeting of Shareholders) from time to time for up to 20 percent of the total shares of stock issued and outstanding. When options are exercised, net asset value per share will decrease if the net asset value per share at the time of exercise is higher than the exercise price. Alternatively, net asset value per share will increase if the net asset value per share at the time of exercise is lower than the exercise price. Therefore, existing shareholders will be diluted if the net asset value per share at the time of exercise is higher than the exercise price of the options. Even though issuance of shares pursuant to exercises of options increases the Company's capital, and regardless of whether such issuance results in increases or decreases in net asset value per share, such issuance, as well as issuance of restricted stock, results in existing shareholders owning a smaller percentage of the shares outstanding.

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

The Company maintains its offices at 1450 Broadway, New York, New York 10018, where it leases approximately 6,900 square feet of office space pursuant to a lease agreement expiring on December 31, 2019. (See "Note 11. Commitments and Contingencies" contained in "Item 8. Consolidated Financial Statements and Supplementary Data.")

On July 1, 2008, we signed a five-year lease for approximately 2,290 square feet of office space at 420 Florence Street, Suite 200, Palo Alto, California 94301, commencing on August 1, 2008, and expiring on August 31, 2013. We currently sublet all 2,290 square feet of this office space.

We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.	Legal Proceedings.

The Company is not currently a party to any legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol "TINY." The following table sets forth the range of the high and low sales price of the Company's shares during each quarter of the last two fiscal years and on the closing share price as a percentage of net asset value, as reported by Nasdaq Global Market. The quarterly stock prices quoted represent interdealer quotations and do not include markups, markdowns or commissions.

	Market Price		Net Asset Value ("NAV") Per Share at End of	Premium or (Discount) as a % of NAV
Quarter Ended	High	Low	Period	High	Low

March 31, 2011	$6.30	$4.27	$4.73	33.2%	(9.7)%
June 30, 2011	$5.92	$4.85	$5.43	9.0%	(10.7)%
September 30, 2011	$5.58	$3.45	$4.38	27.4%	(21.2)%
December 31, 2011	$4.15	$3.17	$4.70	(11.7)%	(32.6)%

March 31, 2010	$5.33	$3.93	$4.42	20.6%	(11.1)%
June 30, 2010	$5.50	$4.06	$4.51	21.9%	(10.0)%
September 30, 2010	$4.40	$3.70	$4.51	(2.4)%	(18.0)%
December 31, 2010	$4.73	$4.12	$4.76	(0.6)%	(13.4)%

Historically, our shares of common stock have traded at times at a discount and at other times at a premium to net asset value.  The last reported price for our common stock on December 31, 2011, was $3.46 per share, which was a 26.4 percent discount to our net asset value of $4.70 as of December 31, 2011.

Shareholders

As of March 12, 2011, there were approximately 129 holders of record and approximately 17,424 beneficial owners of the Company's common stock.

Dividends

We did not pay a cash dividend or declare a deemed dividend for 2011 or 2010. For more information about deemed dividends, please refer to the discussion under "Tax Status."

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2011

	Number of securities to be issued upon exercise of out- standing options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(2) (excluding securities reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,389,117	$8.13	(1)

Equity compensation plans not approved by security holders	-	-	-

TOTAL	3,389,117	$8.13	(1)

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

(2) Does not include information about the Harris & Harris Group, Inc. 2012 Equity Incentive Plan proposed for approval at the 2012 Annual Meeting of Shareholders.

Performance Graph

The graph below compares the cumulative five-year total return of holders of the Company's common stock with the cumulative total returns of the Nasdaq Composite index and the Nasdaq Financial index. The graph assumes that the value of the investment in the Company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2006, and tracks it through December 31, 2011.

34

	12/06	12/07	12/08	12/09	12/10	12/11

Harris & Harris Group, Inc.	100.00	72.70	32.67	37.80	36.23	28.62
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
NASDAQ Financial	100.00	87.76	59.40	61.13	69.41	63.33

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

Financial Position as of December 31:

	2011	2010	2009	2008	2007

Total assets	$150,343,653	$149,289,168	$136,109,101	$111,627,601	$142,893,332

Total liabilities	$4,645,246	$2,435,256	$1,950,843	$2,096,488	$4,529,988

Net assets[1]	$145,698,407	$146,853,912	$134,158,258	$109,531,113	$138,363,344

Net asset value per outstanding share	$4.70	$4.76	$4.35	$4.24	$5.93

Cash dividends paid	$0.00	$0.00	$0.00	$0.00	$0.00

Cash dividends paid per outstanding share	$0.00	$0.00	$0.00	$0.00	$0.00

Shares outstanding, end of year[1]	31,000,601	30,878,164	30,859,593	25,859,573	23,314,573

Operating Data for Year Ended December 31:

	2011	2010	2009	2008	2007

Total investment income	$702,765	$446,038	$247,848	$1,987,347	$2,705,636

Total expenses[2]	$9,041,130	$8,001,845	$9,009,063	$12,674,498	$14,533,179

Net operating loss	$(8,338,365)	$(7,555,807)	$(8,761,215)	$(10,687,151)	$(11,827,543)

Total tax expense (benefit)	$6,922	$4,461	$(753)	$34,121	$87,975

Net realized gain (loss) income from investments	$2,449,705	$(3,740,518)	$(11,105,577)	$(8,323,634)	$30,162

Net increase (decrease) in unrealized appreciation on investments	$2,347,297	$21,883,175	$19,718,327	$(30,170,712)	$5,080,936

Net (decrease) increase in net assets resulting from operations	$(3,541,363)	$10,586,850	$(148,465)	$(49,181,497)	$(6,716,445)

(Decrease) increase in net assets resulting from operations per average outstanding share	$(0.12)	$0.34	$(0.01)	$(1.99)	$(0.30)

1 We completed offerings of our common stock as follows: 0 shares in each of 2011 and 2010; 4,887,500 shares in 2009; 2,545,000 shares in 2008; and 1,300,000 shares in 2007.

2 Included in total expenses is non-cash, stock-based, compensation expense of $1,894,800 in 2011; $2,088,091 in 2010; $3,089,520 in 2009; $5,965,769 in 2008; and $8,050,807 in 2007.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with the Company's 2011 Consolidated Financial Statements and notes thereto.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Company, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as "anticipates," "expects," "intends," "plans," "will," "may," "continue," "believes," "seeks," "estimates," "would," "could," "should," "targets," "projects," and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this Annual Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital; and

•	the timing of cash flows, if any, from the operations and/or monetization of our positions in our portfolio companies.

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our investment activities;

•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as material part of our venture debt investment strategy;

•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and

•	the risks, uncertainties and other factors we identify in "Risk Factors" and elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in "Risk Factors" and elsewhere in this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K.

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

We invest in companies enabled by nanotechnology and microsystems. We believe companies that leverage breakthroughs at the nanoscale are emerging as leaders in their respective industries. These companies primarily impact the energy, healthcare and electronics sectors. We focused the Company on making venture capital investments in companies that commercialize and integrate products enabled by nanotechnology in 2002. We believe this was the period of time when nanotechnology was beginning to emerge from its gestational phase to its commercial phase. We believe the coming decades will be the period of time when the commercial impact of nanotechnology will become widespread. We believe that as this occurs, our portfolio companies are well positioned to profit and that we will see investment returns as a result.

We define venture capital investments as the money and resources made available to privately held and publicly traded small businesses with exceptional growth potential. We believe that we are the only U.S.-based, publicly traded venture capital company making investments exclusively in nanotechnology and microsystems. We believe we have invested in more nanotechnology-enabled companies than any other venture capital firm.

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

We believe nanotechnology can be classified as a transformative technology. An innovation qualifies as a transformative technology if it has the potential for pervasive use in a wide range of sectors in ways that change the competitive dynamics in those sectors. Transformative technologies often take decades to fully diffuse through respective sectors. We believe the period of 2001 through 2010 was the first decade in the commercial development of nanotechnology products. According to the National Science Foundation and the National Nanotechnology Initiative, this decade witnessed average growth rates of nanotechnology-related research and development funding, peer-reviewed publications and patent applications of 23 percent to 35 percent. According to the same institutions, nanotechnology-enabled companies created over 300,000 jobs worldwide and introduced over $200 billion worth of products. Our portfolio companies experienced similar growth during this period of time with aggregate revenues increasing 21 percent from 2007 to 2011, and 11.6 percent from 2010 to 2011.

We are currently in the second decade in the commercial development of nanotechnology products. We believe it will be this second decade and beyond where large portions of industry come to rely on nanotechnology as a fundamental enabler of advanced products.

Investment Objective and Strategy

Our principal investment objective is to achieve long-term capital appreciation by making equity-focused venture capital investments. Therefore, a significant portion of our current venture capital investment portfolio provides little or no income in the form of dividends or interest. Current income is a secondary investment objective. We seek to reach the point where future growth is financed through reinvestment of our capital gains from our venture capital investments and where current income offsets portions of our annual expenses during periods of time between realizations of capital gains on our investments. We also plan to implement a strategy to grow assets under management by raising one or more third-party funds to manage. There is no assurance when and if we will be able to raise such fund(s) or, if raised, whether they will be successful.

We have discretion in the investment of our capital to achieve our objectives. We seek long-term capital appreciation through venture capital investments in equity-related securities of companies that we believe have exceptional growth potential. These businesses can range in stage from pre-revenue to generating positive cash flow. These businesses tend to be thinly capitalized, unproven, small companies that lack management depth, have little or no history of operations and are developing unproven technologies. These businesses may be privately held or publicly traded. We historically have invested in equity securities of these companies that are generally illiquid due to restrictions on resale and to the lack of an established trading market. We refer to our portfolio of investments in equity and equity-related securities in later sections of the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") as our "equity-focused" portfolio of investments. We may take advantage of opportunities to generate near-term cash flow by investing in non-convertible debt securities of businesses. These businesses tend to be generating cash or have near-term visibility to reaching positive cash flow. We refer to our portfolio of investments in non-convertible debt in later sections of the MD&A as our "venture debt" portfolio of investments.

We are early-stage and long-term investors. We seek to identify investment opportunities in industries and markets that will be growth opportunities three to seven years from the date of our initial investment. We expect to invest capital in these companies at multiple points in time subsequent to our initial investment. We refer to such investments as "follow-on" investments. Our efforts to identify and predict future growth industries and markets rely on patient and deep due diligence in nanotechnology-enabled innovations developed at universities and corporate and government research laboratories, and the examination of macroeconomic and microeconomic trends and industry dynamics. We believe it is the early identification of and investments in these growth opportunities that will lead to investment returns for our shareholders, growth of our net assets, and capital for us to invest in tomorrow’s growth opportunities.

Involvement with Portfolio Companies

The 1940 Act requires that BDCs offer to "make available significant managerial assistance" to portfolio companies. We are actively involved with our portfolio companies through membership on boards of directors, as observers to the boards of directors and/or through frequent communication with management. As of December 31, 2011, we held at least one board seat or observer rights on 22 of our 27 equity-focused portfolio companies (81 percent).

We may hold two or more board seats in early-stage portfolio companies or those in which we have significant ownership. We may transition off of the board of directors to an observer role as our portfolio companies raise additional capital from new investors, as they mature or as they are able to attract independent members who have relevant industry experience and contacts. We also typically step off the board of directors upon the completion of an IPO. Our observer rights at board of directors meetings commonly cease when companies complete an IPO. We held observer rights in NeoPhotonics Corporation and Solazyme, Inc., until the completion of each company’s IPO.

We may be involved actively in the formation and development of business strategies of our earliest stage portfolio companies. This involvement may include hiring management, licensing intellectual property, securing space and raising additional capital. We also provide managerial assistance to late-stage companies looking for potential exit opportunities by leveraging our relationships with the banking and investment community and our knowledge and experience in running a micro-capitalization publicly traded business.

Historical Investments and Current Investment Pace

Since our investment in Otisville in 1983 through December 31, 2011, we have made a total of 93 equity-focused venture capital investments. We have exited 66 of these 93 investments, realizing total gross proceeds of $158,872,869 on our cumulative invested capital of $91,890,222. The gross proceeds received include our upfront payment from the sale of BioVex Group, Inc., to Amgen, Inc., in the first quarter of 2011, but do not include the potential milestone payments that could occur as part of this transaction at points in time in the future or the portion of the upfront payment held in escrow as of December 31, 2011.

The gross proceeds received also include our upfront payment from the sale of Innovalight, Inc., to E.I. du Pont de Nemours and Company ("DuPont") in the third quarter of 2011 and the sale of Crystal IS, Inc., to the Asahi Kasei Group in the fourth quarter of 2011, but do not include the portion of the upfront payments held in escrow as of December 31, 2011. Both the gross proceeds and the cumulative invested capital do not reflect the cost or value of our ownership of NeoPhotonics or Solazyme which completed IPOs on February 2, 2011, and May 27, 2011, respectively, as we have not yet sold or had our shares called from us through exercise of the call options written by us on a portion of these investments.

From August 2001 through December 31, 2011, all 51 of our initial equity-focused investments have been in companies commercializing or integrating products enabled by nanotechnology or microsystems. From August 2001 through December 31, 2011, we have invested a total (before any subsequent write-ups, write-downs or dispositions) of $143,998,386 in these companies. We currently have 27 equity-focused companies in our portfolio. At December 31, 2011, from first dollar in, the average and median holding periods for these 27 investments were each 5.0 years. Historically, as measured from first dollar in to last dollar out, the average and median holding periods for the 66 investments we have exited were 4.2 years and 3.3 years, respectively.

The following is a summary of our initial and follow-on equity-focused investments in nanotechnology companies from January 1, 2007, to December 31, 2011. We consider a "round led" to be a round where we were the new investor or the leader of a group of investors in an investee company. Typically, but not always, the lead investor negotiates the price and terms of the deal with the investee company.

Investments in Our Equity-Focused Portfolio of Investments in Privately Held and Publicly Traded Companies

	2007	2008	2009	2010	2011

Total Incremental Investments	$20,595,161	$17,779,462	$12,334,051	$9,560,721	$17,688,903

No. of New Investments	7	4	2	3	4

No. of Follow-On Investment Rounds	20	25	29	27	31

No. of Rounds Led	3	4	5	5	4

Average Dollar Amount – Initial	$1,086,441	$683,625	$174,812	$117,069	$1,339,744

Average Dollar Amount – Follow-On	$649,504	$601,799	$413,256	$341,093	$397,740

During the twelve months ended December 31, 2011, we made three venture debt investments. The following is a summary of our investments in venture debt to date.

Investments in Our Venture Debt Portfolio of Investments

In Privately Held and Publicly Traded Companies

	2007	2008	2009	2010	2011

No. of Investments	0	0	0	1	3
Total Dollar Amount	$0	$0	$0	$500,000	$1,400,000

In the fourth quarter of 2011, we made a $500,000 venture debt investment in one of our equity-focused portfolio companies. We note that all amounts, values and numbers mentioned below regarding our equity-focused portfolio companies include this investment in those calculations.

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

Our Sources of Liquid Capital

The sources of liquidity that we use to make our investments are classified as primary and secondary liquidity. As of December 31, 2011, and December 31, 2010, our total primary and secondary liquidity was $65,368,303 and $42,079,934, respectively. We do not include our credit facility as primary or secondary liquidity. Primary liquidity is comprised of cash and certain receivables. As of December 31, 2011, we held $33,841,394 in cash, of which $25,251,666 was held in non-interest-bearing, fully FDIC insured bank accounts. As of December 31, 2011, we held $0 in U.S. government obligations. During the first quarter of 2011, we received the upfront payment of $7.7 million from the disposition of BioVex. During the third quarter of 2011, we received approximately $4.5 million from the disposition of Innovalight. During the fourth quarter of 2011, we received approximately $1.7 million from the disposition of Crystal IS. These payments immediately added to our primary liquidity. Payments upon achieving milestones of the BioVex acquisition or expiration of the escrow periods for the BioVex, Crystal IS and Innovalight acquisitions would also add to our primary liquidity in future quarters if these milestones are achieved successfully and escrowed funds are released in part or in full. The probability-adjusted value of the future milestone payments for the BioVex acquisition and of the funds held in escrow from the acquisitions of BioVex, Crystal IS and Innovalight, as determined at the end of each fiscal quarter, is included as an asset on our Consolidated Statements of Assets and Liabilities and will be included in primary liquidity only when payment is received for achievement of the milestones.

Our secondary liquidity is comprised of the stock of publicly traded companies. Although these companies are publicly traded, their stock may not trade at high volumes and prices may be volatile, which may restrict our ability to sell our positions at any given time. As of December 31, 2011, our secondary liquidity was $31,457,861. NeoPhotonics and Solazyme account for $29,484,527 of this amount based on the closing price of each company as of December 31, 2011. Champions Oncology accounts for $1,973,334 of the total amount of secondary liquidity. As of December 31, 2011, our shares of each of these companies are freely tradable securities. A decision to sell our shares would result in the cash received from the sale of these assets being included in primary liquidity. Until that time, we will continue to include the value of our shares of our publicly traded portfolio companies in secondary liquidity unless the average trading volume of each company reaches sufficient levels for us to monetize our stock in such companies over a short period of time.

Should additional portfolio companies successfully complete IPOs or should we make additional investments in publicly traded companies, our source of secondary liquidity could materially increase. We believe these developments make it important, therefore, to examine both our primary and secondary liquidity when assessing the strength of our balance sheet and our future investment capabilities.

Liquidity Events from Our Portfolio in 2011

During the year ended December 31, 2011, we had five liquidity events in the portfolio.

On December 28, 2011, the Asahi Kasei Group completed its acquisition of Crystal IS. We received a portion of our payment of $1.74 million for our securities of Crystal IS. As of December 31, 2011, approximately $288,000 in additional proceeds from the transaction is held in escrow to cover potential indemnity claims, working capital shortfalls and the expenses of the stockholder agent. The majority of this amount is held in escrow for a period of 15 months from the date of the transaction.

On July 21, 2011, DuPont completed its acquisition of Innovalight. We received payment of $4.55 million for our securities of Innovalight. As of December 31, 2011, approximately $928,000 in additional proceeds from the transaction is held in escrow to cover potential indemnity claims for a period of 18 months from the date of the transaction.

On May 27, 2011, Solazyme completed an IPO by selling 10,975,000 shares of common stock at $18 per share. The common stock of Solazyme trades on the Nasdaq Global Select Market under the symbol "SZYM." As of December 31, 2011, we owned an aggregate of 2,304,149 shares of Solazyme. This position was valued at $27,419,373 as of December 31, 2011. Our valuation of Solazyme as of December 31, 2011, was based on the share price as of the close of trading on December 30, 2011, which was $11.90. As of March 13, 2012, Solazyme’s closing price was $14.43 per share. In December 2011, we sold call options covered by a portion of our shares owned of Solazyme that resulted in cash premiums paid to the Company of $300,000.

On March 4, 2011, Amgen completed its acquisition of BioVex. The acquisition included an upfront payment of $425 million and milestone payments of up to $575 million. On March 11, 2011, we received our upfront payment of $7,702,470. As of December 31, 2011, our portion of the upfront payment that remained in escrow was approximately $953,000. As of December 31, 2011, we valued potential milestone payments and funds held in escrow from the sale of BioVex at $3,839,384. If all the remaining milestone payments were to be paid by Amgen, and if the full amount held in escrow is released, we would receive $10,479,604. We have not received any milestone payments as of December 31, 2011, and there can be no assurances as to how much of this amount we will ultimately realize in the future, if any.

On February 2, 2011, NeoPhotonics completed an IPO by selling 7,500,000 shares of common stock at $11 per share. The common stock of NeoPhotonics trades on the New York Stock Exchange under the symbol "NPTN." As of December 31, 2011, we owned an aggregate of 450,907 shares of NeoPhotonics. This position was valued at $2,065,154 as of December 31, 2011.

Potential Liquidity Events from Our Portfolio in 2012

In the first quarter of 2012, one of our portfolio companies received a non-binding letter of interest for the potential acquisition of the company. As of March 13, 2012, the discussion between these two companies is ongoing, and there can be no assurance that these companies will reach mutually acceptable terms to consummate a transaction.

Also in the first quarter of 2012, three of our portfolio companies have commenced planning for and/or began the process of hiring bankers to pursue potential sales and/or IPOs of those companies. As of March 13, 2012, these efforts are ongoing, and there can be no assurance that either of these companies will be able to consummate either type of transaction.

Strategy for Managing Publicly Traded Positions

Our equity-focused portfolio companies may seek to raise capital and provide liquidity to shareholders through IPOs. It is generally rare that pre-IPO investors are afforded the ability to sell a portion of shares owned in the IPO. These pre-IPO shares are often subject to lock-up provisions that prevent the sale of those shares, options against those shares or other transactions associated with those shares until expiration of the lock-up period, which is often 180 days from the date of the IPO. We commonly plan to hold our shares of our publicly traded portfolio companies following the expiration of the lock-up restrictions if we believe that the prospects for future growth of the portfolio company and the underlying value of our shares are as great or greater than other opportunities we are currently encountering. We believe we are able to make such assessments using our extensive knowledge of the companies having actively worked with them and their management teams over multiple years as pre-IPO investors. As such, we may hold our shares of publicly traded portfolio companies for extended periods of time from the date of IPO.

Following the expiration of the lock-up restrictions, we may pursue the sale of call options covered by our ownership of shares in our publicly traded portfolio companies. The Company will only "sell" or "write" options on common stocks held in the Company's portfolio. We will not sell "naked" call options, i.e., options representing more shares of the stock than are held in the portfolio. These call options give the buyer the right to purchase our stock at a given price, the "strike price," prior to a specific date, the "expiration date." A call option whose strike price is above the current price of the underlying stock is called "out-of-the-money." Most of the options that will be sold by us are expected to be out-of-the-money, allowing for potential appreciation in addition to the proceeds from the sale of the option. When stocks in the portfolio rise, call options that were out-of-the-money when written may become in-the-money, thereby increasing the likelihood that they could be exercised, and we would be forced to sell the stock. For conventional listed call options, the options’ expiration date can be up to nine months from the date the call options are first listed for trading. Longer-term call options can have expiration dates up to three years from the date of listing. We currently expect to write call options with expirations of no more than nine months from the date the call option is first listed for trading.

We believe this strategy of selling covered call options on our publicly traded portfolio companies provides at least three benefits:

1)	We receive payment of a premium in cash at the time of the sale of the call option. The amount of the premium received is negotiated between the buyer and us and is influenced generally by the market price of the underlying stock, the volatility of the stock and the length of time between the date of sale of the call option and the expiration date. If the option expires out-of-the-money, we retain the premium as a gain on our investment.

2)	If the option is exercised, it enables the monetization of the stock held by us in an orderly transaction that yields known returns. Our publicly traded portfolio companies currently trade at small average daily volumes of shares compared with our positions in these companies. As such, a decision by us to sell a portion or all of our shares in these companies in the public markets through brokers could negatively affect the price at which we would be able to sell these shares and, therefore, our ultimate returns. The sale of a call option sets a price at which our shares would sell if the option is exercised, which negates the potential impact of illiquidity or other market dynamics on our returns from the sale of these shares. That said, it also sets an upper limit for the proceeds we would receive in such sale. We plan to enter into such contracts at a price per share and in a timeframe that we would be willing to sell those shares. While we may repurchase call options when advantageous to us, we commonly do not sell call options with the expectation that we will repurchase them at a future date.
46

3)	The sale of options may help generate interest and liquidity in the stock of our publicly traded portfolio companies. Current market dynamics make it difficult for small capitalization stocks to attract interest from institutional and retail investors. This difficulty leads to low average trading volumes and low liquidity options for existing shareholders. We believe the sale of call options may aid in increasing the interest and liquidity in the stock of these companies and may be beneficial to our future potential returns on these investments.

Maturity of Current Equity-Focused Venture Capital Portfolio

Our equity-focused venture capital portfolio is composed of companies at varying maturities facing different types of risks. We have defined these levels of maturity and sources of risk as: 1) Early Stage/Technology Risk, 2) Mid Stage/Market Risk and 3) Late Stage/Execution Risk. Early-stage companies have a high degree of technical, market and execution risk, which is typical of initial investments by venture capital firms, including us. These companies often require substantial development of their technologies before they begin introducing products to market. Mid-stage companies are those that have overcome most of the technical risk associated with their products and are now focused on addressing the market acceptance for their products. For those companies developing therapeutics or medical devices, the focus is on bringing their products through the first phases of clinical trials. Late-stage companies are those that have determined there is a market for their products, and they are now focused on sales execution and scale. Late-stage healthcare and biotechnology companies are typically either in Phase III Clinical Trials, which are the pivotal trials before a possible FDA approval and commercial launch of a product, or are generating revenue from the commercial sale of one or more products. The charts below show our assessment of the stage of maturity of the 27 companies in our equity-focused portfolio of investments and include the cost and value ascribed to the companies within each of these stages of maturity.

We seek to create a portfolio of companies that enables consistent flows of potential liquidity events in multiple industries in three sectors, energy, healthcare and electronics, which can be monetized as these companies mature.

We classify energy companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, consumption or raw materials using nanotechnology-enabled solutions. We have historically used the term "cleantech" to describe these types of companies. We now use the term energy to describe these companies and include our companies formerly classified as cleantech companies in this category.

We classify healthcare companies as those that use nanotechnology to address problems in healthcare-related industries, including biotechnology, pharmaceuticals and medical devices.

We classify electronics companies as those that address problems in electronics-related industries, including semiconductors.

We believe a portfolio of companies focused on a diverse set of industries reduces the potential impact of cyclicality of any one industry. Our current portfolio is comprised of companies at varying stages of maturity in a diverse set of industries within three sectors. We also include our positive exits from these portfolios. We consider NanoGram Devices to have been both an energy and a healthcare portfolio company. As our portfolio companies mature, we seek to invest in new early- and mid-stage companies that may mature into mid- and late-stage companies. This continuous progression creates a pipeline of investment maturities that may lead to future sources of positive contributions to net asset value per share as these companies mature and potentially experience liquidity and exit events. This diversity of industries and our pipeline of investment maturities are demonstrated by the distribution of our current early- and mid-stage portfolio companies within each sector shown in the table below.

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

During the fourth quarter of 2011, we did not transition any companies between classifications of stage of maturity; however, we sold Crystal IS, Inc., which was included in our energy portfolio as an early-stage company.

We currently have 22 companies in our equity-focused venture capital portfolio that generate revenues ranging from nominal to significant from commercial sales of products and/or services, from commercial partnerships and/or from government grants. In aggregate, our portfolio companies had approximately $424 million in revenue in 2011, an 11.6 percent increase from aggregate 2010 revenue of approximately $380 million and a 58.8 percent increase from aggregate 2009 revenue of $267 million.

Current Business Environment

The fourth quarter of 2011 ended with broad increases in value in the public market indices, but the values of nanotechnology-related companies and investment companies lagged behind these indices. Venture capital fundraising, investment activity, and the volume of liquidity events were all down in the fourth quarter from the prior quarter in 2011. This downtrend precipitated from continued general macroeconomic instability and uncertainty and volatility in the public markets. In 2011, fewer exits by U.S. venture-backed companies netted more capital as the median price paid for an acquisition and the median amount raised during an IPO increased. Throughout 2011, 522 mergers, acquisitions, buyouts and IPOs netted $53.2 billion, a 14 percent drop in deal activity and 26 percent increase in capital raised compared with 2010. The difference in capital raised in IPOs can largely be attributed to two companies that combined raised $1.7 billion through their IPOs. Thirty-eight U.S. venture capital funds raised $5.6 billion in the fourth quarter of 2011, according to Thomson Reuters and the National Venture Capital Association. This level marks a 162 percent increase by dollar commitments, but a 41 percent decline by number of funds compared with the third quarter of 2011, which saw 64 funds raise $2.1 billion during the period. This quarter marks the lowest number of funds raising money since the third quarter of 2009. U.S. venture capital fundraising for all of 2011 totaled $18.2 billion from 169 funds, a 32 percent increase by dollars compared with 2010 and with the same number of funds. Fundraising for all but the top-tier venture capital funds continues to be difficult owing in part to the closely watched 10-year benchmark for venture capital returns that stood at only 2.59 percent as of September 30, 2011, which is the most recent data available for this statistic from Cambridge Associates, LLC.

The current business environment is also complicated by global economic uncertainty and regional unrest. It remains unclear if and how the debt crisis in Europe will spread from Greece, Portugal, Italy, Ireland and Spain to other countries in the region or beyond and whether it will result in a slowing of worldwide economic growth or even trigger a further global financial crisis. It is unclear if the rising budget deficits in the United States will result in further downgrades in its credit rating. Any outcome could be heightened potentially should an alternative to U.S. Treasury securities emerge as the global safe-haven for invested capital or should large holders of these securities, such as China, decide to divest of them in large quantities or in full. It is unclear how regional unrest will affect the global economy should it persist and/or expand beyond northern Africa and the Middle East. All of this uncertainty could lead to a further broad reduction in risk taken by investors and corporations, which could reduce further the capital available to our portfolio companies, could affect the ability of our portfolio companies to build and grow their respective businesses, and could decrease the liquidity options available to our portfolio companies.

Historically, difficult venture environments have resulted in a higher than normal number of companies not receiving financing and being subsequently closed down with a loss to venture investors, and other companies receiving financing but at significantly lower valuations than the preceding financing rounds. This issue is compounded by the fact that many existing venture capital firms have few remaining years of investment and available capital owing to the finite lifetime of the funds managed by these firms. Additionally, even if a firm was able to raise a new fund, commonly venture capital firms are not permitted to invest new funds in existing investments. This limitation of available capital can lead to fractured syndicates of investors. A fractured syndicate can result in a portfolio company being unable to raise additional capital to fund operations. This issue is especially acute in capital-intensive sectors that are enabled by nanotechnology, such as energy, healthcare and electronics. The portfolio company may be forced to sell before reaching its full potential or be shut down entirely if the remaining investors cannot financially support the company. As such, improvements in the exit environment for venture-backed companies through IPOs and merger and acquisition transactions may not translate to an increase in the available capital to venture-backed companies, particularly those that have investments from funds that are in the latter stage of life unless the markets improve for some time into the future.

Our overall goal remains unchanged. We want to maintain our leadership position in investing in nanotechnology and microsystems and to increase our net asset value. The current environment for venture capital financings continues to favor those firms that have capital to invest regardless of the stage of the investee company. We continue to finance our new and follow-on equity and convertible debt investments from our cash reserves held in bank accounts. We have historically held, and may in the future again hold, our cash that finances our operations in U.S. Treasury securities. We believe the turmoil of the venture capital industry and the current economic climate provide opportunities to invest this capital at historically low valuations in equity and convertible debt securities and at high yields in non-convertible debt securities of new and existing privately held and publicly traded companies of varying maturities.

Valuation of Investments

We value our privately held venture capital investments each quarter as determined in good faith by our Valuation Committee, a committee of all the independent directors, within guidelines established by our Board of Directors in accordance with the 1940 Act. (See "Footnote to Consolidated Schedule of Investments" contained in "Consolidated Financial Statements.")

The values of privately held, venture capital-backed companies are inherently more difficult than publicly traded companies to assess at any single point in time because securities of these types of companies are not actively traded. We believe, perhaps even more than in the past, that illiquidity, and the perception of illiquidity, can affect value. Management believes further that the long-term effects of the difficult venture capital market and difficult exit environments will continue to affect negatively the fundraising ability of weak companies regardless of near-term improvements in the overall global economy and public markets, and that these factors can also affect value.

In each of the years in the period 2007 through 2011, the Company recorded the following gross write-ups in privately held securities as a percentage of net assets at the beginning of the year ("BOY"), gross write-downs in privately held securities as a percentage of net assets at the beginning of the year, and change in value of private portfolio securities as a percentage of net assets at the beginning of the year.

Gross Write-Ups and Write-Downs of the Privately Held Portfolio

	2007	2008	2009	2010	2011

Net Asset Value, BOY	$113,930,303	$138,363,344	$109,531,113	$134,158,258	$146,853,912

Gross Write-Downs During Year	$(7,810,794)	$(39,671,588)	$(12,845,574)	$(11,391,367)	$(11,375,661)

Gross Write-Ups During Year	$11,694,618	$820,559	$21,631,864	$30,051,847	$11,997,991

Gross Write-Downs as a Percentage of Net Asset Value, BOY	-6.86%	-28.67%	-11.7%	-8.5%	-7.8%

Gross Write-Ups as a Percentage of Net Asset Value, BOY	10.26%	0.59%	19.7%	22.4%	8.2%

Net Change as a Percentage of Net Asset Value, BOY	3.40%	-28.08%	8.0%	13.9%	0.4%

From December 31, 2010, to December 31, 2011, the value of our equity-focused venture capital portfolio, including our rights to potential future milestone payments from the sale of BioVex to Amgen increased by $6,120,349, from $105,679,002 to $111,799,351.

This increase results primarily from new and follow-on investments of $18,188,903, rights to milestone payments from Amgen valued at $3,362,791, an increase in the net value of investments of $2,047,373, realized net gains of $2,415,534 and accrued net bridge note interest of $316,565, offset by a decrease of $20,210,817 in the unrealized value of investments owing to sales of certain investments.

Net of the investments sold during the year, and not including our rights to potential future milestone payments from the sale of BioVex to Amgen, our equity-focused portfolio companies increased in value by $18,641,083. This increase results primarily from new and follow-on investments of $17,734,955, a net increase in value due to the terms and pricing of new rounds of financing of $12,346,656, a net increase due to valuations of publicly traded portfolio companies of $1,432,424, accrued bridge note interest of $309,687 and a net increase in currency fluctuations and warrant values of $12,666, offset by a net increase in discounts for non-performance risk of $9,546,905, a decrease in the values of publicly traded comparable companies used to derive the value of one of our portfolio companies of $2,300,250 and repayment of a short-term non-convertible loan of $1,348,150.

We note that our Valuation Committee and ultimately our Board of Directors take into account multiple sources of quantitative and qualitative inputs to determine the value of our privately held portfolio companies and our publicly traded portfolio companies whose values are not derived solely from the closing price on the last day of the quarter.

We also note that our Valuation Committee does not set the value of our freely tradable publicly traded portfolio companies, Solazyme, Inc., and NeoPhotonics Corporation. Even though our position in Champions Oncology, Inc., is freely tradable as of December 31, 2011, subjective inputs are also included in the determination of value. Therefore, our Valuation Committee sets the value of this position.

Non-performance risk is the risk that a portfolio company will be: (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation.  Our best estimate of the non-performance risk of our portfolio companies has been quantified and included in the valuation of the companies as of December 31, 2011, and this net estimate of $9,546,905 is the primary offset of the unrealized appreciation of our portfolio companies due to the terms and pricing of new rounds of financing that occurred during 2011. In the future, as these companies receive terms for additional financings or if they are unable to receive additional financing and, therefore, proceed with sales or shutdowns of the business, we expect the contribution of the discount for non-performance risk to vary in importance in determining the values of our securities of these companies. As of December 31, 2011, non-performance risk was a significant factor in determining the values of 10 of our 25 equity-focused portfolio companies that are fair valued by our Board of Directors. These 10 companies accounted for approximately $30.3 million, or 28 percent, of the total value of our equity-focused venture capital portfolio, not including our rights to milestone payments from the sale of BioVex to Amgen. As of December 31, 2010, non-performance risk was a significant factor in determining the values of 12 of our 32 privately held equity-focused, portfolio companies. These 12 companies accounted for $27 million, or 25.4 percent, of the total value of our privately held, equity-focused venture capital portfolio.

We also note that our valuation of our securities of Molecular Imprints, Inc., includes $3,033,338 that is ascribed to a non-convertible bridge note. The principal plus interest of this note was repaid in full in the third quarter of 2011. The remaining value results from a liquidation preference that survived the repayment of the note and, as currently written, would pay the Company $4,044,450 should the company be sold for more than its outstanding debt and a contractual payment to management of Molecular Imprints. This amount assumes that the total non-convertible bridge note preferences are paid in full. Our value of this portion of our securities of Molecular Imprints as of December 31, 2011, reflects a probability-weighted discount applied to the total amount of the preference.

As of December 31, 2011, our top ten investments by value accounted for approximately 77 percent of the value of our equity-focused venture capital portfolio.

Assessment of Venture Capital Investment Portfolio as of December 31, 2011

As a foundational technology, nanotechnology is applicable across a diverse set of sectors, including energy, healthcare, and electronics. We have built a portfolio of investments in each of these sectors comprised of companies that address today’s growth markets and what we believe could be tomorrow’s growth opportunities. The value and cost of our equity-focused portfolio is currently distributed among the three sectors as follows:

In the first quarter of 2011, we renamed the sector classification "Electronics/Semiconductors" to "Electronics" and reclassified three companies, NeoPhotonics Corporation, Polatis, Inc., and Xradia, Inc., from a sector classification of "Other" to "Electronics" to reflect a broader definition of electronics to include photonics, metrology, and test and measurement. We also renamed the sector classification "Healthcare/Biotech" to "Healthcare." In the fourth quarter of 2011, we renamed "Cleantech" to "Energy," a term that we believe encompasses cleantech-related technologies and applications.

The chart below compares the values and numbers of companies that comprise our venture capital investments in our energy, healthcare and electronics portfolios as of December 31, 2011, and as of December 31, 2010.

During 2011, we sold our positions in four energy companies, two electronics companies and two healthcare companies. We made new investments in one energy company, one electronics company and two healthcare companies.

We note that the value in Healthcare as of December 31, 2011, does not include our rights to potential future milestone payments from the sale of BioVex to Amgen. These rights were valued at $3,362,791 as of December 31, 2011, and were a part of the value of BioVex prior to its sale to Amgen of $11,430,062 as of December 31, 2010. We note that the amounts in Healthcare and Energy as of December 31, 2011, do not include the values of amounts held in escrow of $476,593, $463,228, and $124,413 for the acquisitions of BioVex, Innovalight and Crystal IS, respectively.

We have and may continue to make investments outside these sectors, and we may not maintain these sectors or the weightings within these sectors in future quarters.

Assessment of Our Energy Portfolio as of December 31, 2011

We classify companies in our energy portfolio as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials using nanotechnology-enabled solutions. Energy is a term used commonly to describe products and processes that solve global problems related to resource constraints. The term, "Cleantech," is also used commonly in a similar manner. We believe macroeconomic and microeconomic trends, including ongoing growth in consumption of energy and resources, energy security concerns and volatility of commodity prices, create attractive investment opportunities in energy. We believe nanotechnology enables innovation in energy markets through:

•	New Approaches to Production: Nanotechnology-enabled methods of production can enable lower energy use at lower cost and operate with better performance than current methods of production.

•	New Materials: New materials enable the development of new products that overcome inherent limitations of existing technology and processes.

We continue to believe we are positioned well to take advantage of today’s growth markets within energy. We have been early investors in many of these markets. Our initial investments in biofuels in 2004 (Solazyme), light-emitting diodes in 2005 (Bridgelux) and batteries in 2007 (Contour Energy), represent three of our top ten investments by value. Solazyme completed a successful IPO in the second quarter of 2011, raising over $200 million. Bridgelux and Contour Energy achieved record revenue growth in 2011. All of these companies continue to make progress in their respective markets. Additionally, we believe the acquisition of Innovalight by Dupont in the third quarter of 2011 and Crystal IS by Asahi Kasei in the fourth quarter of 2011 provided validation of commercial interest in using nanoscale-enabled inks to enhance the performance of solar cells and ultraviolet light emitting diodes for water purification, respectively.

We also believe we have a pipeline of companies that are developing solutions for growth markets that are emerging today or may develop in future years such as ground-water and other environmental remediation (ABSMaterials), renewable chemicals and fuels (Cobalt) and alternative sources for high-intensity light (Laser Light Engines). We made one new energy investment in 2011. This initial investment made in the second quarter of 2011 was in a produced water remediation company, Produced Water Absorbents, Inc. The table below shows the breakdown of our Energy portfolio as of December 31, 2011, based on stage of maturity of the investment including the year of our initial investment in each of the companies.

Many of our Energy portfolio companies are generating commercial revenues and/or have entered into partnerships and joint development agreements with large corporations. We include some of the commercial developments from these portfolio companies during the fourth quarter below.

Bridgelux:

In October 2011, Bridgelux LED arrays were selected for the installation of 1000 downlights at the new Sheraton Hotel at D-Cube City in Seoul, South Korea. The new LED lighting will reduce energy consumed by up to 63 percent compared to the typical use of halogen and compact fluorescent downlights.

In December 2011, Bridgelux announced the commercial availability of its latest generation LED arrays, which are able to deliver increased efficiency of up to 30 percent and a reduction of up to 30 percent in cost per lumen compared to previous product generations.

In December 2011, Bridgelux was named to Forbes' list of America's Most Promising Companies. Bridgelux was ranked 58th on the list of 100 privately held companies selected from 22 industries for their innovative business models and strong management teams. Forbes noted that Bridgelux's revenue grew 168 percent from 2008 to 2010.

Contour Energy Systems:

In November 2011, Contour Energy Systems announced that it won the second annual 2011 Los Angeles Business Journal Patrick Soon-Shiong Innovation Award. Contour Energy Systems was also listed among 15 of the most innovative companies in the Los Angeles area.

Crystal IS:

In December 2011, Crystal IS was acquired by Asahi Kasei Group for an undisclosed amount.

Solazyme:

In October 2011, Solazyme Roquette Nutritionals announced the location of its facility that will produce its microalgae-derived food ingredient, Whole Algalin Flour, at Roquette's commercial production plant in Lestrem, France. This facility was completed at the end of 2011 and began operations in early 2012.

In November 2011, a United Airlines jet flew from Houston to Chicago with a 40 percent blend of Solazyme's biofuel. This was the first biofuel powered commercial flight in the United States. Additionally, United Continental Holdings Inc. (UAL) agreed to buy 20 million gallons of jet fuel each year from Solazyme for delivery beginning in 2014. Also, Qantas announced it would launch its first commercial flight powered by Solazyme sustainable fuel in early 2012.

In December 2011, the Navy and the Agriculture Department announced the purchase of nearly a half million gallons of biofuel for an air-sea military exercise in 2012 from Solazyme and Dynamic Fuels LLC. Separately, Solazyme fuel was used for testing on a Spruance-class destroyer on a 185-mile trip from San Diego, CA, to Oxnard, CA. It was the Navy's largest alternative fuel demonstration to date.

We believe the macroeconomic and microeconomic dynamics that supported our thesis for historical investments in energy and the potential for nanotechnology to impact energy-related markets will continue for the foreseeable future. Some of the market opportunities we are currently investigating for investment opportunities include energy efficiency, energy storage and new methods for production, extraction and purification of high-value materials.

Assessment of Healthcare Portfolio as of December 31, 2011

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

We continue to believe we are positioned well to take advantage of today’s growth markets within healthcare having been early investors in many of these markets. We believe our initial investments in drug delivery vehicles in 2002 (Mersana), metabolomics in 2006 (Metabolon), synthetic carbohydrates in 2007 (Ancora), oncolytic viruses in 2007 (BioVex, which was acquired by Amgen in 2011) and therapeutic discovery platforms in 2007 (Ensemble), positioned us well to capture the growth of commercial interest in cancer therapeutics, vaccines and molecular diagnostics. Mersana and Amgen are in clinical trials with their respective treatments for cancer, and Metabolon generated record revenue in 2010 and in 2011. Additionally, we believe the acquisition of BioVex by Amgen on March 4, 2011, provided validation of commercial interest in the promise of oncolytic virus technology.

We also believe we have an emerging pipeline of companies that are developing solutions for growth markets that exist today or may develop in future years such as personalized medicine (Enumeral Biomedical). We made two new healthcare investments in 2011. We made an investment in a personalized medicine company, Champions Oncology, Inc., in the second quarter of 2011 and an investment in a solid-state pH meter company, Senova Systems, Inc., in the third quarter of 2011. The table below shows the breakdown of our Healthcare portfolio as of December 31, 2011, based on stage of maturity of the investment, including the year of our initial investment in each of the companies.

Our Healthcare companies demonstrate progress and growth through different mechanisms depending on their respective businesses. Businesses that provide services, such as Metabolon, generate revenues from the commercial sale of these services. Businesses that enter into partnerships for discovery and development of therapeutics, vaccines and diagnostics may generate revenue from upfront fees, milestone payments and royalties on sales of approved products. Businesses that endeavor to advance a therapeutic, diagnostic or vaccine product through clinical trials may not generate revenue until an approved product is on the market, if ever. Progress for these types of companies can be measured by progress through clinical trials. We include some of the developments from these portfolio companies during the fourth quarter below.

Enumeral Biomedical:

In December 2011, Enumeral’s antibody discovery platform technology was featured in an article in Xconomy.com.

Metabolon:

In December 2011, Metabolon announced the identification of a novel role for adenosine-mediated signaling in sickle cell disease and associated end organ damage, and the findings were reported in Nature Medicine. Metabolon also announced the publication of a paper titled, "Biochemical Alterations Associated with ALS" in the journal Amyotrophic Lateral Sclerosis that describes the use of its biomarker discovery platform to identify biochemical changes underlying ALS, a devastating and fatal neurodegenerative disorder characterized by motor neuron loss.

Senova Systems:

In January 2012, Senova announced the successful completion of Series B financing of $6.7 million.

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

Assessment of Electronics Portfolio as of December 31, 2011

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

We also believe we have an emerging pipeline of companies that are developing solutions for growth markets that exist today or may develop in future years such as high-performance computing enabled by quantum mechanics (D-Wave Systems) and radio-frequency identification and near-field communication devices enabled by printed electronics (Kovio). We made one new electronics investment in 2011. This initial investment was in an electronic water proofing technology company, HzO, Inc., in the third quarter of 2011. The table below shows the breakdown of our Electronics portfolio as of December 31, 2011, based on stage of maturity of the investment, including the year of our initial investment in each of the companies.

Many of our Electronics portfolio companies are generating commercial revenues and/or have entered into partnerships and joint development agreements with large corporations. We include some of the commercial developments from these portfolio companies during the fourth quarter below.

Adesto Technologies:

In October 2011, Adesto announced the close of its third round of financing led by a new investor and Adesto’s manufacturing partner, Altis Semiconductor.

D-Wave Systems:

In October 2011, the D-Wave quantum computer purchased by Lockheed Martin was installed at the University of Southern California's Information Sciences Institute.

In November 2011, the founder of D-Wave, Geordie Rose, was named Canadian Innovator of the Year for 2011.

HzO

In January 2012, HzO was named an International Consumer Electronics Show (CES) Innovations 2012 Design and Engineering Awards Honoree in the embedded technologies category.

In January 2012, HzO announced a $3 million equity investment from Horizons Ventures, Ltd., a Hong Kong investment firm that manages the private investments in the technology sector for Mr. Li Ka-shing.

Molecular Imprints

In November 2011, Molecular Imprints announced that the company has been awarded a contract by a leading IC manufacturer to build the industry's first 450mm capable lithography system.

NeoPhotonics

In November 2011, NeoPhotonics announced that the company received the prestigious Golden Award as an Excellent Core Partner from Huawei Technologies, one of the world's leading providers of telecommunications network solutions.

SiOnyx

In November 2011, SiOnyx won a $3 million contract from the Department of Defense to help develop next-generation laser targeting systems for tactical imaging systems.

We believe the macroeconomic and microeconomic dynamics that supported our thesis for historical investments in electronics and the potential for nanotechnology to impact electronics-related markets will continue for the foreseeable future, albeit with some adjustment. The high capital intensity of traditional semiconductor investments and the reduced values placed on these companies at exit in the current market environment have resulted in these investments becoming less favorable to investors, including ourselves. We are currently investigating opportunities that do not require such substantial capital investment to reach commercial revenues and breakeven cash flow. Our new electronics portfolio company, HzO, Inc., is an example of such an opportunity.

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

Owing to the structure and objectives of our business, we generally expect to experience net operating losses and seek to generate increases in our net assets from operations through the long-term appreciation and monetization of our venture capital investments. We have relied, and continue to rely, primarily on proceeds from sales of investments, rather than on investment income, to defray a significant portion of our operating expenses. Because such sales are unpredictable, we attempt to maintain adequate working capital to provide for fiscal periods when there are no such sales. During 2011, we made three venture debt investments. While the interest income generated from these investments did not defray a significant portion of our operating expenses in 2011, further investments in venture debt could generate more substantial investment income in future years.

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

Comparison of Years Ended December 31, 2011, 2010, and 2009

During the year ended December 31, 2011, we had a net decrease in net assets resulting from operations of $3,541,363.

During the year ended December 31, 2010, we had a net increase in net assets resulting from operations of $10,586,850.

During the year ended December 31, 2009, we had a net decrease in net assets resulting from operations of $148,465.

Investment Income and Expenses:

During the years ended December 31, 2011, 2010, and 2009, we had net operating losses of $8,338,365, $7,555,807, and $8,761,215, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses, including decreasing non-cash expense of $1,894,800 in 2011, $2,088,091 in 2010, and $3,089,520 in 2009 associated with the granting of stock options. During the years ended December 31, 2011, 2010, and 2009, total investment income was $702,765, $446,038, and $247,848, respectively. During the years ended December 31, 2011, 2010, and 2009, total operating expenses were $9,041,130, $8,001,845, and $9,009,063, respectively.

During 2011, as compared with 2010, investment income increased from $446,038 to $702,765, reflecting an increase in interest income from convertible bridge notes, non-convertible promissory notes, subordinated and senior secured debt, and senior secured debt through a participation agreement, offset by a decrease in interest earned on our U.S. government securities. During the twelve months ended December 31, 2011, our average holdings of U.S. government securities were $24,295,971, as compared with $47,139,264 during the twelve months ended December 31, 2010. The average yield on our U.S. government securities for the twelve months ended December 31, 2011, and 2010, was 0.08 percent and 0.10 percent, respectively. We decreased our average holdings of U.S. government securities and ended 2011 with no holdings of U.S. government securities primarily due to the decrease in yield available over the durations of maturities in which we were willing to invest and the availability of fully FDIC insured demand deposit bank accounts.

Operating expenses, including non-cash, stock-based compensation expenses, were $9,041,130 and $8,001,845 for the twelve months ended December 31, 2011, and December 31, 2010, respectively. The increase in operating expenses for the twelve months ended December 31, 2011, as compared with the twelve months ended December 31, 2010, was primarily owing to increases in salaries, benefits and stock-based compensation expense, administration and operations expense and professional fees, offset by decreases in rent expense and custody fees. Salaries, benefits and stock-based compensation expense increased by $684,801, or 13.0 percent, through December 31, 2011, as compared with December 31, 2010, primarily as a result of an increase of $529,179 in the projected benefit obligation expense accrual for medical retirement benefits and an increase in year-end employee bonuses of $400,000, offset by a decrease in non-cash expense of $193,291 associated with the Stock Plan and a decrease in salaries and benefits owing primarily to a decrease in our head count. While the non-cash, stock-based compensation expense for the Stock Plan increased our operating expenses by $1,894,800, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value. Administration and operations expense increased by $34,977, or 3.5 percent, through December 31, 2011, as compared with December 31, 2010, primarily as a result of an increase in accrued expenses associated with increased investor outreach expenses and a one-time leasing commission expense associated with subletting our office space located 420 Florence Street, Suite 200, Palo Alto, CA, commencing on July 1, 2011, offset by a decrease in our directors' and officers' liability insurance expense, decreases in the cost of non-employee-related insurance and decreases in managing directors' travel-related expenses. Professional fees increased by $403,608, or 53.6 percent, through December 31, 2011, as compared with December 31, 2010, primarily as a result of an increase in legal and accounting fees of $50,058 and $40,000, respectively, associated with exploring alternative means for increasing assets under management by potentially raising one or more third-party funds and increases in consulting fees related to investor outreach and marketing efforts. Rent expense decreased by $25,745, or 6.4 percent, for the period ended December 31, 2011, as compared with the twelve months ended December 31, 2010. Our rent expense of $376,487 for the twelve months ended December 31, 2011, includes $336,265 of rent paid in cash and $40,222 non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term. For the twelve months ended December 31, 2010, we had a loss of $56,540 as a result of abandoning our lease at our former office prior to the end of the lease term that expired in April 2010. Custody fees decreased by $33,662, or 35.1 percent, for the twelve months ended December 31, 2011, as compared with December 31, 2010, owing to the lower fees charged by our new custodian, Union Bank.

During 2010, as compared with 2009, investment income increased from $247,848 to $446,038, reflecting an increase in interest income from bridge notes and senior secured debt through a participation agreement, offset by a decrease in our average holdings of U.S. government securities as well as a substantial decrease in interest rates. The average yield on our U.S. government securities decreased from 0.3 percent for the year ended December 31, 2009, to 0.1 percent for the year ended December 31, 2010. During the twelve months ended December 31, 2010, our average holdings of such securities were $47,139,264, as compared with $52,154,428 during the year ended December 31, 2009.

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

Realized Income and Losses from Investments:

During the year ended December 31, 2011, we realized net gains on investments of $2,449,705. During the years ended December 31, 2010 and 2009, we realized net losses on investments of $3,740,518, and $11,105,577, respectively. The variation in these results is primarily owing to variations in gross realized gains and losses from investments. For the year ended December 31, 2011, we realized gains from investments, before taxes, of $2,456,627. For the years ended December 31, 2010, and 2009, we realized losses from investments, before taxes, of $3,736,057, and $11,106,330, respectively. Income tax expense (benefit) for the years ended December 31, 2011, 2010, and 2009 was $6,922, $4,461, and $(753), respectively.

During the year ended December 31, 2011, we realized net gains of $2,456,627, consisting primarily of realized gains on our investments in BioVex Group, Inc., of $7,508,365, Crystal IS, Inc., of $120,668, and in Siluria Technologies, Inc., of $25,000, offset by realized losses on our investments in Innovalight, Inc., of $664,880, Molecular Imprints, Inc., of $93,405, Polatis, Inc., of $2,018,278, PolyRemedy, Inc., of $204,206, Questech Corporation of $1,966,591, and in TetraVitae Bioscience, Inc., of $250,000. The realized loss in Molecular Imprints, Inc., was owing to the cashless exercise of the warrant to purchase shares of preferred stock upon its expiration. The cashless exercise resulted in an increase in our ownership of preferred shares as of December 31, 2011.

A portion of the proceeds from the sale of BioVex Group, Inc., is held in escrow and valued at $476,593. A portion of the proceeds from the sale of Crystal IS, Inc., is held in escrow against indemnity claims and valued at $124,413. Should the full amount of the indemnity escrow of $287,801 be released, the realized gain on the transaction will be $284,056. A portion of the proceeds from the sale of Innovalight are held in escrow and valued at $463,228. Should the full amount of the escrow of $927,713 be released, the realized loss on the transaction will decrease to $200,395.

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

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the year ended December 31, 2011, net unrealized appreciation on total investments increased by $2,347,297.

During the year ended December 31, 2010, net unrealized depreciation on total investments decreased by $21,883,175.

During the year ended December 31, 2009, net unrealized depreciation on total investments decreased by $19,718,327.

During the year ended December 31, 2011, net unrealized appreciation on our venture capital investments increased by $2,228,565, from net unrealized appreciation of $7,503,038 at December 31, 2010, to net unrealized appreciation of $9,731,603 at December 31, 2011, owing primarily to increases in the valuations of the following investments held:

Investment	Amount of Write-Up

Solazyme, Inc.	$4,193,551
Molecular Imprints, Inc.	2,988,447
Bridgelux, Inc.	2,201,705
Metabolon, Inc.	1,979,920
Adesto Technologies Corporation	1,571,117
ABSMaterials, Inc.	1,125,000
Cambrios Technologies Corporation	754,344
Kovio, Inc.	620,397
HzO, Inc.	563,577
GEO Semiconductor, Inc.	86,583
Enumeral Biomedical Corp.	83,333
NanoTerra, Inc.	23,568

The write-ups for the year ended December 31, 2011, were offset by write-downs of the following investments held:

Investment	Amount of Write-Down

NeoPhotonics Corporation	$2,734,461
Xradia, Inc.	2,300,249
Laser Light Engines, Inc.	2,033,591
Mersana Therapeutics, Inc.	1,869,902
Nanosys, Inc.	1,450,495
Ensemble Therapeutics Corporation	1,075,003
Ancora Pharmaceuticals Inc.	952,303
Nantero, Inc.	561,602
Nextreme Thermal Solutions, Inc.	550,657
Cobalt Technologies, Inc.	246,482
Contour Energy Systems, Inc.	206,118
D-Wave Systems, Inc.	67,877
Champions Oncology, Inc.	26,666
SiOnyx, Inc.	8,189

We had an increase in unrealized appreciation for Innovalight, Inc., of $1,489,110, Molecular Imprints, Inc., of $121,527, Polatis, Inc., of $2,018,288, PolyRemedy, Inc., of $312,313, Questech Corporation of $1,632,310, and TetraVitae Bioscience, Inc., of $250,000, owing to realized losses on the sale of these securities. The realized loss on our investment in Molecular Imprints, Inc., was owing to the exercise of certain warrants on December 31, 2011.

We had an increase in unrealized appreciation for Crystal IS, Inc., of $1,746,837 owing to a realized gain on the sale of its securities.

We had an increase in unrealized appreciation of $71,041 on the rights to milestone payments from Amgen from its acquisition of BioVex in the first quarter of 2011.

We had a decrease in unrealized appreciation for BioVex of $7,467,615, which resulted from a realized gain on the sale of its securities.

We had a decrease in unrealized appreciation owing to foreign currency translation of $53,193 on our investment in D-Wave Systems, Inc.

Unrealized appreciation on our U.S. government securities portfolio decreased from unrealized appreciation of $1,268 at December 31, 2010, to $0 at December 31, 2011.

During the year ended December 31, 2010, net unrealized depreciation on our venture capital investments decreased by $21,869,464, or 152.2 percent, from net unrealized depreciation of $14,366,426 at December 31, 2009, to net unrealized appreciation of $7,503,038 at December 31, 2010, owing primarily to increases in the valuations of the following investments held:

Investment	Amount of Write-Up

Solazyme, Inc.	$10,971,812
BioVex Group, Inc.	9,060,913
Xradia, Inc.	3,555,811
SiOnyx, Inc.	3,076,044
D-Wave Systems, Inc.	1,121,841
Mersana Therapeutics, Inc.	937,882
Ensemble Therapeutics Corporation	500,000
Laser Light Engines, Inc.	118,907
Questech Corporation	72,755
Metabolon, Inc.	58,366

The write-ups for the year ended December 31, 2010, were partially offset by decreases in the valuations of the following investments held:

Investment	Amount of Write-Down

Nextreme Thermal Solutions, Inc.	$3,854,600
Molecular Imprints, Inc.	2,031,749
Kovio, Inc.	1,750,165
NeoPhotonics Corporation	1,519,991
Innovalight, Inc.	1,241,665
Ancora Pharmaceuticas Inc.	301,573
Nanosys, Inc.	280,649
Bridgelux, Inc.	220,252
TetraVitae Bioscience, Inc.	125,000
PolyRemedy, Inc.	53,893
GEO Semiconductor Inc.	11,830

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

During the year ended December 31, 2009, net unrealized depreciation on our venture capital investments decreased by $19,758,422, or 57.9 percent, from net unrealized depreciation of $34,124,848 at December 31, 2008, to net unrealized depreciation of $14,366,426 at December 31, 2009, owing primarily to increases in the valuations of the following investments held:

Investment	Amount of Write-Up

Solazyme, Inc.	$5,376,988
Molecular Imprints, Inc.	3,841,541
NeoPhotonics Corporation	3,350,923
Nextreme Thermal Solutions, Inc.	2,202,628
Xradia, Inc.	1,723,215
Adesto Technologies Corporation	1,320,000
Bridgelux, Inc.	987,642
BioVex Group, Inc.	845,952
CFX Battery, Inc.	812,383
Ensemble Discovery Corporation	500,000
Questech Corporation	297,104
Metabolon, Inc.	196,512
Siluria Technologies, Inc.	160,723

These write-ups for the twelve months ended December 31, 2009, were partially offset by the following write-downs:

Investment	Amount of Write-Down

Nanosys, Inc.	$2,685,059
Kovio, Inc.	2,266,912
Innovalight, Inc.	1,537,713
NanoGram Corporation	1,471,805
SiOnyx, Inc.	1,076,155
Ancora Pharmaceuticals Inc.	1,072,811
Laser Light Engines, Inc.	999,999
D-Wave Systems, Inc.	826,786
Crystal IS, Inc.	779,094
Cambrios Technologies Corporation	257,878
Cobalt Technologies, Inc.	187,499
PolyRemedy, Inc.	136,170
Orthovita, Inc.	72,432
Mersana Therapeutics, Inc.	17,500

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

Financial Condition

December 31, 2011

At December 31, 2011, our total assets and net assets were $150,343,653 and $145,698,407, respectively. At December 31, 2010, they were $149,289,168 and $146,853,912, respectively. At December 31, 2011, our net asset value per share was $4.70 as compared with $4.76 at December 31, 2010.

At December 31, 2011, our shares outstanding increased to 31,000,601 from 30,878,164 at December 31, 2010, owing to the exercise of 122,437 options. These options provided $491,058 of cash to the Company.

Significant developments in the twelve months ended December 31, 2011, included an increase in the holdings of our venture capital investments of $6,897,828 and decreases in our holdings of U.S. government obligations and cash of $8,190,142. The increase in the value of our venture capital investments from $106,150,422 at December 31, 2010, to $113,048,250 at December 31, 2011, resulted primarily from an increase in the net value of our venture capital investments of $2,228,565 and by five new and 32 follow-on investments of $19,088,903, offset by the sale of our securities in BioVex Group, Inc., Crystal IS, Inc., Innovalight, Inc., Polatis, Inc., PolyRemedy, Inc., Questech Corporation, Siluria Technologies, Inc., and TetraVitae BioScience, Inc. The decrease in the value of our U.S. government obligations and cash from $42,031,536 at December 31, 2010, to $33,841,394 at December 31, 2011, is primarily owing to the payment of cash for operating expenses of $6,323,055 and to new and follow-on venture capital investments totaling $19,088,903, offset by cash received from the sale of our securities in BioVex Group, Inc., Crystal IS, Inc., Innovalight, Inc., Polatis, Inc., PolyRemedy, Inc., Questech Corporation and Siluria Technologies, Inc.

The following table is a summary of additions to our portfolio of venture capital investments made during the twelve months ended December 31, 2011:

New Equity-Focused(1) and
Venture Debt(2) Investments	Amount of Investment

Champions Oncology, Inc.(1)	$2,000,000
HzO, Inc.(1)	1,666,667
Produced Water Absorbents, Inc.(1)	1,000,000
NanoTerra, Inc.(2)	750,000
Senova Systems, Inc.(1)	692,308

Follow-On Equity-Focused(1) and
Venture Debt(2) Investments	Amount of Investment

Metabolon, Inc.(1)	$1,499,999
Ancora Pharmaceuticals Inc.(1)(2)	1,300,000
Adesto Technologies Corporation(1)	1,032,058
Kovio, Inc.(1)	892,315
Molecular Imprints, Inc.(1)	866,668
Bridgelux, Inc.(1)	813,805
Contour Energy Systems, Inc.(1)	720,000
Enumeral Biomedical Corp.(1)	650,000
NeoPhotonics Corporation(1)	550,000
Bridgelux, Inc.(1)	538,945
Ancora Pharmaceuticals Inc.(1)	500,000
Molecular Imprints, Inc.(1)	481,482
Adesto Technologies Corporation(1)	445,659
D-Wave Systems, Inc.(1)	337,579
Mersana Therapeutics, Inc.(1)	298,900
Innovalight, Inc.(1)	272,369
Ancora Pharmaceuticals Inc. (1)	200,000
Ancora Pharmaceuticals Inc.(1)	200,000
Laser Light Engines, Inc.(1)	200,000
Innovalight, Inc.(1)	181,579
Ultora, Inc.(1)	150,500
GEO Semiconductor, Inc.(2)	150,000
Cobalt Technologies, Inc.(1)	121,560
Ancora Pharmaceuticals Inc.(1)	100,000
Enumeral Biomedical Corp.(1)	99,999
Laser Light Engines, Inc.(1)	95,652
Laser Light Engines, Inc.(1)	82,609
Ultora, Inc.(1)	63,250
ABSMaterials, Inc.(1)	60,000
Mersana Therapeutics, Inc.(1)	25,000
Mersana Therapeutics, Inc.(1)	25,000
Mersana Therapeutics, Inc.(1)	25,000

Total	$19,088,903

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

The following table is a summary of additions to our portfolio of venture capital investments made during the twelve months ended December 31, 2010:

New Investments	Amount of Investment

GEO Semiconductor Inc.	$500,000
ABS Materials, Inc.	250,000
Satcon Technology Corporation	99,957
Ultora, Inc.	1,250

Follow-On Investments	Amount of Investment

Solazyme, Inc.	$1,499,991
SiOnyx, Inc.	956,740
Laser Light Engines, Inc.	910,000
Ancora Pharmaceuticals Inc.	600,000
D-Wave Systems, Inc.	580,257
Kovio, Inc.	526,225
Ancora Pharmaceuticals Inc.	500,000
Nanosys, Inc.	496,573
Ancora Pharmaceuticals Inc.	400,000
BioVex Group, Inc.	354,390
SiOnyx, Inc.	339,760
BioVex Group, Inc.	323,077
Ancora Pharmaceuticals Inc.	300,000
Bridgelux, Inc.	250,041
Laser Light Engines, Inc.	250,000
Laser Light Engines, Inc.	250,000
ABS Materials, Inc.	125,000
Cambrios Technologies Corporation	92,400
Orthovita, Inc.	98,427
Laser Light Engines, Inc.	90,000
Mersana Therapeutics, Inc.	87,500
Mersana Therapeutics, Inc.	84,475
Laser Light Engines, Inc.	40,000
Satcon Technology Corporation	27,960
Satcon Technology Corporation	22,134
NeoPhotonics Corporation	2,455
NeoPhotonics Corporation	2,109

Total	$10,060,721

The following tables summarize the values of our portfolios of venture capital investments and U.S. government obligations, as compared with their cost, at December 31, 2011, and December 31, 2010:

	December 31,
	2011	2010
Venture capital investments, at cost	$103,316,647	$98,647,384
Net unrealized appreciation(1)	9,731,603	7,503,038
Venture capital investments, at value	$113,048,250	$106,150,422

	December 31,
	2011	2010
U.S. government obligations, at cost	$0	$38,273,349
Net unrealized appreciation(1)	0	1,268
U.S. government obligations, at value	$0	$38,274,617

(1) At December 31, 2011, and December 31, 2010, the net accumulated unrealized appreciation on investments was $9,851,603 and $7,504,306, respectively. Included in total net accumulated unrealized appreciation at December 31, 2011, is $9,731,603 unrealized appreciation on venture capital investments and $120,000 unrealized appreciation on written call options.

Cash Flow

Year Ended December 31, 2011

Net cash used in operating activities for the year ended December 31, 2011, was $7,553,855, primarily reflecting the payment of operating expenses.

Net cash provided by investing activities for the year ended December 31, 2011, was $35,647,272, primarily reflecting net proceeds from the sale of U.S. government securities of $38,248,334 and the sale of venture capital investments of $14,547,826, offset by the purchase of venture capital investments of $19,037,403.

Cash provided by financing activities for the year ended December 31, 2011, was $1,991,058, resulting from the exercise of stock options, and proceeds from the drawdown of our credit facility.

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

Liquidity and Capital Resources

Our liquidity and capital resources are generated and are generally available through our cash holdings, interest earned on our investments on U.S. government securities, cash flows from the sales of U.S. government securities and payments received on our venture debt investments, proceeds from periodic follow-on equity offerings and realized capital gains retained for reinvestment. As of December 31, 2011, we did not hold any U.S. government securities and funded all of our operations from cash held in bank accounts.

We fund our day-to-day operations using interest earned and proceeds from our cash holdings, the sales of our investments in U.S. government securities, when applicable, and interest earned from our venture debt securities. We believe the increase or decrease in the value of our venture capital investments does not materially affect the day-to-day operations of the Company or our daily liquidity. As of December 31, 2011, and December 31, 2010, we had no investments in money market mutual funds.

We have a $10 million three-year revolving credit facility with TD Bank, N.A. This credit facility is used to fund our venture debt investments and not for the payment of day-to-day operating expenses. As of December 31, 2011, we had debt outstanding of $1,500,000, which is approximately one percent of our net assets. This debt is collateralized with cash held in a restricted account on a one-for-one basis with the amount of debt outstanding from the credit facility. Therefore, repayment of the outstanding debt as of December 31, 2011, would not have a significant impact on our daily liquidity. We have not issued any debt securities, and, therefore, are not subject to credit agency downgrades.

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

Except for a rights offering, we are also generally not able to issue and sell our common stock at a price below our net asset value per share, exclusive of any distributing commission or discount, without shareholder approval. As of December 31, 2011, our net asset value was $4.70 per share and our closing market price was $3.46 per share. We do not currently have shareholder approval to issue or sell shares below our net asset value per share.

December 31, 2011

At December 31, 2011, and December 31, 2010, our total net primary and secondary liquidity was $65,368,303 and $42,079,934, respectively.

At December 31, 2011, and December 31, 2010, our total net primary liquidity was $33,910,442 and $42,079,934, respectively. Our primary liquidity is principally comprised of our cash, U.S. government securities, when applicable, and certain receivables. The decrease in our primary liquidity from December 31, 2010, to December 31, 2011, is primarily owing to the use of funds for investments and payment of net operating expenses, offset by the proceeds received from the sale of investments.

At December 31, 2011, and December 31, 2010, our secondary liquidity was $31,457,861 and $0, respectively. Our secondary liquidity consists of our publicly traded securities. Although these companies are publicly traded, their stock may not trade at high volumes and prices can be volatile, which may restrict our ability to sell our positions at any given time. We may also be restricted for a period of time in selling our positions in these companies due to our shares being unregistered. As of December 31, 2011, none of our publicly traded securities were restricted from sale.

We do not include funds held in escrow from the sale of investments in primary or secondary liquidity. These funds will become primary liquidity if and when they are received at the expiration of the escrow period.

We believe that the difficult venture capital environment may continue to adversely affect the valuation of investment portfolios, tighter lending standards and reduced access to capital. These conditions may lead to a further decline in net asset value and/or decline in valuations of our portfolio companies. Although we cannot predict future market conditions, we continue to believe that our current cash and our ability to adjust our investment pace will provide us with adequate liquidity to execute our current business strategy.

On July 1, 2008, we signed a five-year lease for office space at 420 Florence Street, Suite 200, Palo Alto, California, commencing on August 1, 2008, and expiring on August 31, 2013. Total rent expense for our office space in Palo Alto was $132,831 in 2011, $128,962 in 2010 and $125,205 in 2009. Future minimum lease payments in each of the following years are: 2012 - $136,816 and 2013 - $93,135.

On September 24, 2009, we signed a ten-year lease for office space at 1450 Broadway, New York, New York. The lease commenced on January 21, 2010, and this office space replaced our corporate headquarters previously located at 111 West 57th Street in New York City. The base rent is $36 per square foot with a 2.5 percent increase per year over the 10 years of the lease, subject to a full abatement of rent for four months and a rent credit for six months throughout the lease term. The lease expires on December 31, 2019. Total rent expense for our office space in New York City was $230,302 in 2011 and $215,319 in 2010. Future minimum lease payments in each of the following years are: 2012 - $238,885; 2013 - $244,857; 2014 - $250,979; 2015 - $280,673; 2016 - $287,690; and thereafter for the remaining term – an aggregate of $906,948.

On January 21, 2010, we relocated our corporate headquarters from 111 West 57th Street in New York City to 1450 Broadway in New York City. The lease and sublease for our offices at 111 West 57th Street expired on April 17, 2010 and on April 29, 2010, respectively. Total rent expense for the office space at 111 West 57th Street was $57,951 in 2010 and $191,399 in 2009. Our rent expense in 2010 of $57,951 includes $47,094 of real estate tax escalation charges from 2003 to 2010 paid on the office space at 111 West 57th Street.

On April 26, 2011, we signed a one-year lease for office space at 530 Lytton Avenue, 2nd Floor, Palo Alto, California, commencing on July 1, 2011, and expiring on June 30, 2012. Total rent expense for this office space in Palo Alto was $13,354 in 2011. Future minimum lease payments in 2012 are $13,354.

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

Borrowings

On February 24, 2011, we established a $10 million three-year revolving credit facility with TD Bank, N.A., to be used in conjunction with our venture debt investments.

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

The Company’s outstanding debt balance was $1,500,000 at December 31, 2011. The annual weighted average interest cost for the twelve months ended December 31, 2011, was 1.5 percent, exclusive of amortization of closing fees and other expenses related to establishing the credit facility. The remaining capacity under the credit facility was $8,500,000 at December 31, 2011. At December 31, 2011, the Company was in compliance with all financial covenants required by the credit facility.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows:

Payments Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facility(1)	$1,500,000	$—	$1,500,000	$—	$—

Operating leases	$2,453,336	$389,055	$588,971	$568,363	$906,948

As of December 31, 2011, we had $8,500,000 of unused borrowing capacity under our credit facility.

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

Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the SEC and U.S. GAAP. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. ASC 820 provides a consistent definition of fair value that focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. ASC 820 also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•	Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect our own assumptions that market participants would use to price the asset or liability based upon the best available information.

See "Note 5. Investments" in the accompanying notes to our Consolidated Financial Statements for additional information regarding fair value measurements.

Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") As of December 31, 2011, our financial statements include venture capital investments valued at $83,563,723, the fair values of which were determined in good faith by, or under the direction of, the Board of Directors. As of December 31, 2011, approximately 57.4 percent of our net assets represent investments in portfolio companies at fair value by the Board of Directors.

Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment, although our valuation policy is intended to provide a consistent basis for determining fair value of the portfolio investments. Factors that may be considered include, but are not limited to, the cost of the Company’s investment; transactions in the portfolio company’s securities or unconditional firm offers by responsible parties; the financial condition and operating results of the company; the long-term potential of the business and technology of the company; the values of similar securities issued by companies in similar businesses; multiples to revenues, net income or EBITDA that similar securities issued by companies in similar businesses receive; the proportion of the company’s securities we own and the nature of any rights to require the company to register restricted securities under the applicable securities laws; the assessment of non-performance risk; the achievement of milestones; discounts for restrictions on transfers of publicly traded securities; and the rights and preferences of the class of securities we own as compared with other classes of securities the portfolio has issued.

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

Historically, difficult venture capital environments have resulted in companies not receiving financing and being subsequently closed down with a loss of investment to venture investors, and other companies receiving financing but at significantly lower valuations than the preceding rounds, leading to very deep dilution for those who do not participate in the new rounds of investment. Our best estimate of this non-performance risk has been quantified and included in the valuation of our portfolio companies as of December 31, 2011.

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

As of December 31, 2011, over 70 percent of our portfolio company investments were classified as Level 3 in the hierarchy, indicating a high level of judgment required in their valuation.

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

The discount rate reflects the current rate at which the post-retirement medical benefit and pension liabilities could be effectively settled considering the timing of expected payments for plan participants. In estimating this rate, we consider the Citigroup Pension Liability Index in the determination of the appropriate discount rate assumptions. The weighted average rate we utilized to measure our post retirement medical benefit obligation as of December 31, 2011, and to calculate our 2012 expense was 4.53 percent. We used a discount rate of 3.57 percent to calculate our pension obligation for the Executive Mandatory Retirement Benefit Plan.

Recent Developments — Portfolio Companies

In January 2012, we closed our written call option position in Solazyme, Inc., expiring on March 17, 2012, for a payment of $159,000. In January 2012, we sold 3,000 written call option contracts on Solazyme expiring in June 2012, with a strike price of $15. We received premiums of approximately $291,000 for these contracts.

In January and February 2012, we sold 2,000 written call option contracts on Solazyme, expiring in September 2012, with a strike price of $17.50. We received premiums of approximately $133,500 for these contracts.

In January and February 2012, we sold 250 written call option contracts on NeoPhotonics Corporation, expiring in August 2012, with a strike price of $7.50. We received premiums of approximately $14,500 for these contracts.

On January 19, 2012, the Company made a $480,000 follow-on investment in a privately held, equity-focused portfolio company.

On January 25, 2012, the Company made a $109,433 follow-on investment in a privately held, equity-focused portfolio company.

On February 29, 2012, the Company made a $434,784 follow-on investment in a privately held, equity-focused portfolio company.

On March 5, 2012, the Company made an $815,000 new investment in OpGen, Inc., a privately held, equity-focused portfolio company.

In the first quarter of 2012, one of our portfolio companies received a non-binding letter of interest for the potential acquisition of the company. As of March 13, 2012, the discussion between these two companies is ongoing, and there can be no assurance that these companies will reach mutually acceptable terms to consummate a transaction.

Also in the first quarter of 2012, three of our companies have commenced planning for and/or began the process of hiring bankers to pursue potential sales and/or IPOs of those companies. As of March 13, 2012, these efforts are ongoing, and there can be no assurance that either of these companies will be able to consummate either type of transaction.

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

Because there is typically no public market for our interests in the privately held small businesses in which we invest, the valuation of the equity interests in that portion of our portfolio is determined in good faith by our Board of Directors with the assistance of our Valuation Committee, comprised of the independent members of our Board of Directors, in accordance with our Valuation Procedures. In the absence of a readily ascertainable market value, the determined value of our portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment, although our valuation policy is intended to provide a consistent basis for determining fair value of the portfolio investments. Factors that may be considered include, but are not limited to, readily available public market quotations; the cost of the Company’s investment; transactions in the portfolio company’s securities or unconditional firm offers by responsible parties; the financial condition and operating results of the company; the long-term potential of the business and technology of the company; the values of similar securities issued by companies in similar businesses; multiples to revenues, net income or EBITDA that similar securities issued by companies in similar businesses receive; the proportion of the company’s securities we own and the nature of any rights to require the company to register restricted securities under the applicable securities laws; the achievement of milestones; and the rights and preferences of the class of securities we own as compared with other classes of securities the portfolio has issued. In addition, with respect to our debt investments for which no readily available market quotations are available, we will generally consider the financial condition and current and expected future cash flows of the portfolio company; the creditworthiness of the portfolio company and its ability to meet its current debt obligations; the relative seniority of our debt investment within the portfolio company’s capital structure; the availability and value of any available collateral; and changes in market interest rates and credit spreads for similar debt investments. Any changes in valuation are recorded in our Consolidated Statements of Operations as "Net increase in unrealized appreciation on investments." Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.

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

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we intend to fund a portion of our venture debt investments with borrowings, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Our borrowings under our credit facility bear interest, at our option, based on either (a) LIBOR plus 1.25 percent or (2) the higher of the federal funds rate plus 50 basis points or the U.S. prime rate. The interest rates are fixed for the interest period selected. However, these interest periods renew approximately every three months. Therefore, variations in interest rates affect the rates at which we can borrow and may increase our interest expense during any given period. In the future, some of our venture debt investments may be at variable rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in future quarters.

We generally also invest in both short- and long-term U.S. government and agency securities. To the extent that we invest in short- and long-term U.S. government and agency securities, changes in interest rates result in changes in the value of these obligations that result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements, and the quantity and duration of long-term U.S. government and agency securities held by the Company, and it will vary from period to period. We did not hold U.S. government securities at December 31, 2011.

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

Foreign Currency Risk

Most of our investments are denominated in U.S. dollars. We currently have one investment denominated in Canadian dollars. We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates. The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates is $411,365 at December 31, 2011.

Item 8.            Consolidated Financial Statements and Supplementary Data.

HARRIS & HARRIS GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

The following reports and consolidated financial schedules of Harris & Harris Group, Inc. are filed herewith and included in response to Item 8.

Page

Documents

Management's Report on Internal Control Over Financial Reporting	90

Report of Independent Registered Public Accounting Firm	91

Consolidated Financial Statements

Consolidated Statements of Assets and Liabilities
as of December 31, 2011, and 2010	93

Consolidated Statement of Operations for the
years ended December 31, 2011, 2010, and 2009	94

Consolidated Statements of Cash Flows for the
years ended December 31, 2011, 2010, and 2009	95

Consolidated Statements of Changes in Net Assets for the
years ended December 31, 2011, 2010, and 2009	96

Consolidated Schedule of Investments as of December 31, 2011	97-109

Consolidated Schedule of Investments as of December 31, 2010	110-120

Footnote to Consolidated Schedule of Investments	121-124

Notes to Consolidated Financial Statements	125-146

Financial Highlights for the years ended December 31, 2011,
2010, and 2009	147

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the results of this assessment, management (including our Chief Executive Officer and Chief Financial Officer) has concluded that, as of December 31, 2011, the Company's internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears on page 91 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Harris & Harris Group, Inc.:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, changes in net assets, cash flows, and the financial highlights present fairly, in all material respects, the financial position of Harris & Harris Group, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations, their cash flows, the changes in their net assets, and the financial highlights for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing on page 90 of the 2011 Annual Report to Shareholders. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2, the financial statements include fair value measurements which have been estimated by the Board of Directors using unobservable inputs in the absence of observable inputs. Those estimated fair values may differ significantly from fair values measured using observable inputs. As discussed in Note 2, at December 31, 2011, fair value measurements estimated using unobservable inputs in the absence of observable inputs are $83,563,723 (57.35% of the net assets).

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

/s/ PricewaterhouseCoopers LLP

New York, New York

March 14, 2012

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2011	December 31, 2010
ASSETS
Investments, in portfolio securities at value:
Unaffiliated privately held companies (cost: $23,794,145 and $37,480,266, respectively)	$23,748,247	$56,315,330
Unaffiliated rights to milestone payments (adjusted cost basis: $3,291,750 and $0, respectively)	3,362,791	0
Unaffiliated publicly traded securities (cost: $12,743,787 and $0, respectively)	29,484,527	0
Non-controlled affiliated privately held companies (cost: $48,968,029 and $51,451,965, respectively)	47,601,785	42,775,415
Non-controlled affiliated publicly traded companies (cost: $2,000,000 and $0, respectively)	1,973,334	0
Controlled affiliated privately held companies (cost: $12,518,936 and $9,715,153, respectively)	6,877,566	7,059,677
Total, investments in private portfolio companies, rights to milestone payments and public securities at value (cost: $103,316,647 and $98,647,384, respectively)	$113,048,250	$106,150,422
Investments, in U.S. Treasury obligations at value (cost: $0 and $38,273,349, respectively)	0	38,274,617
Cash	33,841,394	3,756,919
Restricted funds (Note 2)	1,512,031	2,751
Funds held in escrow from sales of investments, at value (Note 2)	1,064,234	0
Receivable from portfolio company	37,331	10,000
Interest receivable	14,635	5,924
Prepaid expenses	398,858	379,705
Other assets	426,920	708,830
Total assets	$150,343,653	$149,289,168

LIABILITIES & NET ASSETS
Post retirement plan liabilities (Note 9)	$1,660,958	$1,506,906
Revolving loan (Note 4)	1,500,000	0
Accounts payable and accrued liabilities	906,910	589,592
Deferred rent	378,980	338,758
Written call options payable (premiums received: $315,000) (Note 6)	195,000	0
Debt interest and other payable	3,398	0
Total liabilities	4,645,246	2,435,256

Net assets	$145,698,407	$146,853,912

Net assets are comprised of:
Preferred stock, $0.10 par value, 2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares authorized at 12/31/11 and 12/31/10; 32,829,341 issued at 12/31/11 and 32,706,904 issued at 12/31/10	328,294	327,070
Additional paid in capital (Note 7)	210,470,369	208,085,735
Accumulated net operating and realized loss	(71,546,328)	(65,657,668)
Accumulated unrealized appreciation of investments	9,851,603	7,504,306
Treasury stock, at cost (1,828,740 shares at 12/31/11 and 12/31/10)	(3,405,531)	(3,405,531)

Net assets	$145,698,407	$146,853,912

Shares outstanding	31,000,601	30,878,164

Net asset value per outstanding share	$4.70	$4.76

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Investment income:
Interest from:
Unaffiliated companies	$252,326	$37,708	$5,067
Non-controlled affiliated companies	134,358	117,377	27,532
Controlled affiliated companies	176,629	211,220	46,625
Cash and U.S. Treasury obligations	38,167	49,483	135,536
Miscellaneous income	101,285	30,250	33,088
Total investment income	702,765	446,038	247,848

Expenses:
Salaries, benefits and stock-based compensation (Note 7)	5,972,187	5,287,386	6,327,467
Administration and operations	1,045,739	1,010,762	1,125,266
Professional fees	1,156,134	752,526	767,077
Rent (Note 2)	376,487	402,232	316,604
Directors' fees and expenses	340,148	345,000	338,227
Custody fees	62,338	96,000	83,457
Depreciation	51,153	51,399	50,965
Interest and other debt expense	36,944	0	0
Lease termination costs (Note 2)	0	56,540	0
Total expenses	9,041,130	8,001,845	9,009,063

Net operating loss	(8,338,365)	(7,555,807)	(8,761,215)

Net realized gain (loss):
Realized gain (loss) from investments:
Unaffiliated companies	4,967,511	13,218	(2,264,330)
Non-controlled affiliated companies	(2,510,802)	(3,584,461)	(8,841,675)
Publicly traded companies	0	(152,980)	0
U.S. Treasury obligations/other	(82)	(11,834)	(325)
Realized gain (loss) from investments	2,456,627	(3,736,057)	(11,106,330)

Income tax expense (benefit) (Note 10)	6,922	4,461	(753)
Net realized gain (loss) from investments	2,449,705	(3,740,518)	(11,105,577)

Net increase in unrealized appreciation on investments:
Change as a result of investment sales	74,649	3,608,205	11,090,579
Change on investments held	2,152,648	18,274,970	8,627,748
Change on written call options	120,000	0	0
Net increase in unrealized appreciation on investments	2,347,297	21,883,175	19,718,327

Net (decrease) increase in net assets resulting from operations	$(3,541,363)	$10,586,850	$(148,465)

Per average basic and diluted outstanding share	$(0.12)	$0.34	$(0.01)

Weighted average outstanding shares	30,980,221	30,866,239	27,025,995

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009

Cash flows (used in) provided by operating activities:
Net (decrease) increase in net assets resulting from operations	$(3,541,363)	$10,586,850	$(148,465)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized and unrealized (gain) on investments	(4,803,924)	(18,147,118)	(8,611,997)
Depreciation of fixed assets, amortization of premium or discount on U.S. government securities, and bridge note interest	(327,378)	(341,861)	12,363
Stock-based compensation expense	1,894,800	2,088,091	3,089,520

Changes in assets and liabilities:
Restricted funds	(1,509,280)	(751)	189,955
Receivable from portfolio company	(27,331)	18,247	(28,247)
Interest receivable	16,303	(2,883)	35,365
Prepaid expenses	(19,153)	(285,576)	390,438
Other receivables	4,446	7,187	(7,454)
Return of security deposits on leased properties	0	44,376	0
Other assets	244,035	(294,766)	(52,965)
Post retirement plan liabilities	154,052	137,063	(29,205)
Accounts payable and accrued liabilities	320,716	10,430	(110,138)
Deferred rent	40,222	336,920	(6,302)

Net cash used in operating activities	(7,553,855)	(5,843,791)	(5,277,132)

Cash flows from investing activities:
Purchase of U.S. government securities	(100,032,726)	(62,244,735)	(208,875,156)
Sale of U.S. government securities	138,281,060	79,944,879	205,769,329
Investment in affiliated portfolio companies	(14,766,443)	(6,382,357)	(10,181,931)
Investment in unaffiliated portfolio companies	(4,270,960)	(3,668,364)	(2,152,120)
Proceeds from sale of investments and conversion of bridge notes	14,547,826	408,899	7,365
Proceeds from call option premiums	315,000	0	0
Principal payments received on debt investments	1,591,554	0	0
Purchase of fixed assets	(18,039)	(89,790)	(1,313)

Net cash provided by (used in) investing activities	35,647,272	7,968,532	(15,433,826)

Cash flows from financing activities:
Gross proceeds from public offering (Note 12)	0	0	23,215,625
Payment of offering costs (Note 12)	0	(48,928)	(1,951,485)
Proceeds from stock option exercises (Note 7)	491,058	69,641	421,950
Proceeds from drawdown of credit facility (Note 4)	1,500,000	0	0

Net cash provided by financing activities	1,991,058	20,713	21,686,090

Net increase in cash:
Cash at beginning of the year	3,756,919	1,611,465	636,333
Cash at end of the year	33,841,394	3,756,919	1,611,465

Net increase in cash	$30,084,475	$2,145,454	$975,132

Supplemental disclosures of cash flow information:
Income taxes paid	$2,476	$4,461	$2,179
Interest paid	$26,608	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended	Year Ended	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009

Changes in net assets from operations:

Net operating loss	$(8,338,365)	$(7,555,807)	$(8,761,215)
Net realized gain (loss) on investments	2,449,705	(3,740,518)	(11,105,577)
Net increase in unrealized appreciation on investments as a result of sales	74,649	3,608,205	11,090,579
Net increase in unrealized appreciation on investments held	2,152,648	18,274,970	8,627,748
Net increase in unrealized appreciation on written call options	120,000	0	0

Net (decrease) increase in net assets resulting from operations	(3,541,363)	10,586,850	(148,465)

Changes in net assets from capital stock transactions:

Issuance of common stock upon the exercise of stock options	1,224	186	1,125
Issuance of common stock on offering	0	0	48,875
Additional paid in capital on common stock issued net of offering expenses	489,834	20,527	21,636,090
Stock-based compensation expense	1,894,800	2,088,091	3,089,520

Net increase in net assets resulting from capital stock transactions	2,385,858	2,108,804	24,775,610

Net (decrease) increase in net assets	(1,155,505)	12,695,654	24,627,145

Net Assets:

Beginning of the year	146,853,912	134,158,258	109,531,113

End of the year	$145,698,407	$146,853,912	$134,158,258

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Unaffiliated Companies (3)(4)(5)(6) – 38.8% of net assets at value

Private Placement Portfolio (Illiquid) – 16.3% of net assets at value

Bridgelux, Inc. (7)(8)		Energy
Manufacturing high-power light emitting diodes (LEDs) and arrays
Series B Convertible Preferred Stock	(M)		$1,000,000	1,861,504	$2,245,039
Series C Convertible Preferred Stock	(M)		1,352,196	2,130,699	2,757,625
Series D Convertible Preferred Stock	(M)		1,371,622	999,999	1,687,433
Series E Convertible Preferred Stock	(M)		730,369	440,334	832,335
Warrants for Series C Convertible Preferred Stock expiring 12/31/14	(I)		168,270	163,900	123,541
Warrants for Series D Convertible Preferred Stock expiring 8/26/14	(I)		88,531	124,999	93,385
Warrants for Series D Convertible Preferred Stock expiring 3/10/15	(I)		40,012	41,666	31,128
Warrants for Series E Convertible Preferred Stock expiring 12/31/17	(I)		108,867	170,823	130,872
Secured Convertible Bridge Note (including interest)	(M)		529,697	$538,945	548,513
Warrant for Common Stock expiring 10/21/18	(I)		18,816	56,564	2,581
			5,408,380		8,452,452

Cambrios Technologies Corporation (7)(9)		Electronics
Developing nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock	(M)		1,294,025	1,294,025	720,672
Series C Convertible Preferred Stock	(M)		1,300,000	1,300,000	724,000
Series D Convertible Preferred Stock	(M)		515,756	515,756	870,338
Series D-2 Convertible Preferred Stock	(M)		92,400	92,400	86,625
			3,202,181		2,401,635

Cobalt Technologies, Inc. (7)(9)(10)		Energy
Developing processes for making bio-butanol through biomass fermentation
Series C-1 Convertible Preferred Stock	(M)		749,998	352,112	216,651
Series D-1 Convertible Preferred Stock	(M)		122,070	48,828	33,937
			872,068		250,588

Ensemble Therapeutics Corporation (7)(9)(11)		Healthcare
Developing DNA- Programmed ChemistryTM for the discovery of new classes of therapeutics
Series B Convertible Preferred Stock	(M)		2,000,000	1,449,275	0
Secured Convertible Bridge Notes (including interest)	(M)		373,439	$299,169	1,298,436
			2,373,439		1,298,436

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Unaffiliated Companies (3)(4)(5)(6) – 38.8% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 16.3% of net assets at value (Cont.)

GEO Semiconductor Inc.		Electronics
Developing programmable, high-performance video and geometry processing solutions Participation Agreement with Montage Capital relating to the following assets:
Senior secured debt, 13.75%, maturing on 06/30/12	(I)		$403,732	$500,000	$476,700
Warrants for Series A Pref. Stock expiring on 09/17/17	(I)		66,684	100,000	61,814
Warrants for Series A-1 Pref. Stock expiring on 06/30/18	(I)		23,566	34,500	21,686
Loan and Security Agreement with GEO Semiconductor relating to the following assets:
Subordinated secured debt, 15.75%, maturing on 01/01/12	(I)		109,942	$125,000	121,880
Warrants for Series A Pref. Stock expiring on 03/01/18	(I)		7,512	10,000	5,819
Warrants for Series A-1 Pref. Stock expiring on 06/29/18	(I)		7,546	10,000	5,836
			618,982		693,735

Molecular Imprints, Inc. (7)(12)		Electronics
Manufacturing nanoimprint lithography capital equipment
Series B Convertible Preferred Stock	(M)		2,000,000	1,333,333	1,789,108
Series C Convertible Preferred Stock	(M)		2,406,595	1,285,071	2,138,498
Non-Convertible Bridge Note	(I)		0	0	3,033,338
			4,406,595		6,960,944

Nanosys, Inc. (7)(13)		Energy
Developing inorganic nanowires and quantum dots for use in batteries and LED-backlit devices
Series C Convertible Preferred Stock	(M)		1,500,000	803,428	255,503
Series D Convertible Preferred Stock	(M)		3,000,003	1,016,950	698,410
Series E Convertible Preferred Stock	(M)		496,573	433,688	496,573
			4,996,576		1,450,486

NanoTerra, Inc. (9)(14)		Energy
Developing surface chemistry and nano-manufacturing solutions
Senior secured debt, 12.0%, maturing on 02/22/14	(I)		329,307	$378,564	342,650
Senior secured debt, 12.0%, maturing on 02/22/13	(I)		133,121	$153,032	144,855
Warrants for Series A-2 Pref. Stock expiring on 02/22/21	(I)		69,168	446,248	67,659
			531,596		555,164

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3)(4)(5)(6) – 38.8% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 16.3% of net assets at value (Cont.)

Nantero, Inc. (7)(9)(13)		Electronics
Developing a high-density, nonvolatile, random access memory chip, enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		$489,999	345,070	$746,548
Series B Convertible Preferred Stock	(M)		323,000	207,051	451,499
Series C Convertible Preferred Stock	(M)		571,329	188,315	486,760
			1,384,328		1,684,807

Total Unaffiliated Private Placement Portfolio (cost: $23,794,145)					$23,748,247

Rights to Milestone Payments (Illiquid) – 2.3% of net assets at value

Amgen, Inc. (7)(13)		Healthcare
Rights to Milestone Payments from
Acquisition of BioVex Group, Inc.	(I)		$3,291,750	$3,291,750	$3,362,791

Total Unaffiliated Rights to Milestone Payments (cost: $3,291,750)					$3,362,791

Publicly Traded Portfolio – 20.2% of net assets at value

NeoPhotonics Corporation (13)		Electronics
Developing and manufacturing optical devices and components Common Stock	(M)		$7,299,590	450,907	$2,065,154

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Solazyme, Inc. (13)(15)(16)		Energy
Developing algal biodiesel, industrial chemicals and specialty ingredients using synthetic biology Common Stock	(M)		$5,444,197	2,304,149	$27,419,373

Total Unaffiliated Publicly Traded Portfolio (cost: $12,743,787)					$29,484,527

Total Investments in Unaffiliated Companies (cost: $39,829,682)					$56,595,565

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Non-Controlled Affiliated Companies (3)(17)(18) – 34.1% of net assets at value

Private Placement Portfolio (Illiquid) – 32.7% of net assets at value

ABSMaterials, Inc. (7)(9)(13)		Energy
Developing nano-structured absorbent materials for environmental remediation
Series A Convertible Preferred Stock	(M)		$435,000	390,000	$1,560,000

Adesto Technologies Corporation (7)(9)		Electronics
Developing low-power, high- performance memory devices
Series A Convertible Preferred Stock	(M)		2,200,000	6,547,619	3,328,635
Series B Convertible Preferred Stock	(M)		2,200,000	5,952,381	3,076,031
Series C Convertible Preferred Stock	(M)		1,485,531	2,122,187	1,271,982
			5,885,531		7,676,648

Contour Energy Systems, Inc. (7)(9)(13)		Energy
Developing batteries using nanostructured materials
Series A Convertible Preferred Stock	(M)		2,009,995	2,565,798	2,520,935
Series B Convertible Preferred Stock	(M)		1,300,000	812,500	1,348,249
Series C Convertible Preferred Stock	(M)		720,000	688,995	767,076
			4,029,995		4,636,260

D-Wave Systems, Inc. (7)(9)(19)		Electronics
Developing high- performance quantum computing systems
Series B Convertible Preferred Stock	(M)		1,002,074	1,144,869	1,311,562
Series C Convertible Preferred Stock	(M)		487,804	450,450	516,036
Series D Convertible Preferred Stock	(M)		1,484,492	1,533,395	1,756,657
Series E Convertible Preferred Stock	(M)		248,049	269,280	308,487
Series F Convertible Preferred Stock	(M)		238,323	258,721	296,391
Warrants for Common Stock expiring 06/30/15	(I)		98,644	153,890	64,272
Secured Convertible Bridge Note (including interest)	(M)		341,047	$337,579	332,058
			3,900,433		4,585,463

Enumeral Biomedical Corp. (7)(9)		Healthcare
Developing therapeutics and diagnostics through functional assaying of single cells
Series A Convertible Preferred Stock	(M)		1,026,832	957,038	1,110,164

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3)(17)(18) – 34.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 32.7% of net assets at value (Cont.)

HzO, Inc. (7)(9)(13)(14)		Electronics
Developing novel industrial coatings that protect electronics against damage from liquids
Series A Convertible Preferred Stock	(M)		$666,667	4,057,294	$1,130,362
Series B Convertible Preferred Stock	(M)		1,000,000	3,947,888	1,099,882
			1,666,667		2,230,244

Kovio, Inc. (7)(9)(13)		Electronics
Developing semiconductor products using printed electronics and thin-film technologies
Series A' Convertible Preferred Stock	(M)		5,242,993	2,160,000	1,437,286
Series B' Convertible Preferred Stock	(M)		1,418,540	2,131,827	1,418,539
			6,661,533		2,855,825

Mersana Therapeutics, Inc. (7)(9)		Healthcare
Developing treatments for cancer based on novel drug delivery polymers
Series A Convertible Preferred Stock	(M)		700,000	68,451	0
Series B Convertible Preferred Stock	(M)		1,542,098	866,500	0
Unsecured Convertible Bridge Notes (including interest)	(M)		1,442,871	$1,195,875	1,442,871
			3,684,969		1,442,871

Metabolon, Inc. (7)(13)		Healthcare
Developing service and diagnostic products through the use of a metabolomics, or biochemical, profiling platform
Series B Convertible Preferred Stock	(M)		2,500,000	371,739	1,951,723
Series B-1 Convertible Preferred Stock	(M)		706,214	148,696	780,689
Series C Convertible Preferred Stock	(M)		1,000,000	1,000,000	1,794,510
Series D Convertible Preferred Stock	(M)		1,499,999	835,882	1,499,999
Warrants for Series B-1 Convertible Preferred
Stock expiring 3/25/15	(I)		293,786	74,348	71,142
			5,999,999		6,098,063

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Non-Controlled Affiliated Companies (3)(17)(18) – 34.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 32.7% of net assets at value (Cont.)

Nextreme Thermal Solutions, Inc. (7)(9)(13)		Energy
Developing thin-film thermoelectric devices for cooling and energy conversion
Series A Convertible Preferred Stock	(M)		$4,384,762	44,053	$0

Produced Water Absorbents, Inc. (7)(9)(13)(14)		Energy
Developing nano-structured absorbent materials for environmental remediation of contaminated water in the oil and gas industries
Series A Convertible Preferred Stock	(M)		1,000,000	1,000,000	1,000,000

Senova Systems, Inc. (7)(9)(13)(14)		Healthcare
Developing next-generation sensors to measure pH
Series B Convertible Preferred Stock	(M)		692,308	692,308	692,308

SiOnyx, Inc. (7)(9)(13)		Electronics
Developing silicon-based optoelectronic products enabled by its proprietary Black Silicon
Series A Convertible Preferred Stock	(M)		750,000	233,499	160,367
Series A-1 Convertible Preferred Stock	(M)		890,000	2,966,667	2,037,507
Series A-2 Convertible Preferred Stock	(M)		2,445,000	4,207,537	2,889,736
Series B-1 Convertible Preferred Stock	(M)		1,169,561	1,892,836	1,300,000
Warrants for Series B-1 Convertible Preferred
Stock expiring 2/23/17	(I)		130,439	247,350	132,552
			5,385,000		6,520,162

Ultora, Inc. (7)(9)(13)		Energy
Developing energy-storage devices enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		215,000	215,000	215,000

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3)(17)(18) – 34.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 32.7% of net assets at value (Cont.)

Xradia, Inc. (7)(13)		Electronics
Designing, manufacturing and selling ultra-high resolution 3D x-ray microscopes and fluorescence imaging systems
Series D Convertible Preferred Stock	(M)		$4,000,000	3,121,099	$6,978,777

Total Non-Controlled Private Placement Portfolio (cost: $48,968,029)					$47,601,785

Publicly Traded Portfolio (Illiquid) – 1.4% of net assets at value

Champions Oncology, Inc. (13)(14)(20)		Healthcare
Developing its TumorGraftTM platform for personalized medicine and drug development
Common Stock	(M)		$2,000,000	2,666,667	$1,973,334

Total Non-Controlled Affiliated Publicly Traded Portfolio (cost: $2,000,000)					$1,973,334

Total Investments in Non-Controlled Affiliated Companies (cost: $50,968,029)					$49,575,119

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Controlled Affiliated Companies (3)(21) – 4.7% of net assets at value

Private Placement Portfolio (Illiquid) – 4.7% of net assets at value

Ancora Pharmaceuticals Inc. (7)(9)		Healthcare
Developing synthetic carbohydrates for pharmaceutical applications
Common Stock	(M)		$2,729,817	57,463	$0
Series A Convertible Preferred Stock	(M)		3,855,627	3,855,627	3,855,627
Senior Secured Debt, 12.00%, maturing on 12/11/12	(I)		452,060	$500,000	455,190
			7,037,504		4,310,817

Laser Light Engines, Inc. (7)(9)		Energy
Manufacturing solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	(M)		2,000,000	7,499,062	0
Series B Convertible Preferred Stock	(M)		3,095,802	13,571,848	2,181,119
Secured Convertible Bridge Note (including interest)	(M)		385,630	$378,261	385,630
			5,481,432		2,566,749

Total Controlled Private Placement Portfolio (cost: $12,518,936)					$6,877,566

Total Investments in Controlled Affiliated Companies (cost: $12,518,936)					$6,877,566

Total Private Placement and Publicly Traded Portfolio (cost: $103,316,647)					$113,048,250

Total Investments (cost: $103,316,647)					$113,048,250

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of	Number of
	Valuation (1)	Contracts	Value

Written Call Options (15) – (0.1)% of net assets at value

Solazyme, Inc. — Strike Price $15.00, 3/17/12	(M)	3,000	$(195,000)

Total Written Call Options (Premiums Received $315,000)			$(195,000)

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

Notes to Consolidated Schedule of Investments

(1)	See "Footnote to Consolidated Schedule of Investments" on page 121 for a description of the "Valuation Procedures."

(2)	We classify "Energy" companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials using nanotechnology-enabled solutions. We classify "Electronics" companies as those that use nanotechnology to address problems in electronics-related industries, including semiconductors. We classify "Healthcare" companies as those that use nanotechnology to address problems in healthcare-related industries, including biotechnology, pharmaceuticals and medical devices. We use the term "Other" for companies that operate primarily in industries other than those within "Energy," "Electronics" and "Healthcare." We do not have any portfolio companies classified as "Other" as of December 31, 2011. In the first quarter of 2011, we renamed the sector classification "Electronics/ Semiconductors" to "Electronics" and reclassified three companies, NeoPhotonics Corporation, Polatis, Inc., and Xradia, Inc., from a sector classification of "Other" to "Electronics" to reflect a broader definition of electronics to include photonics, metrology, and test and measurement. We also renamed the sector classification "Healthcare/Biotech" to "Healthcare." In the fourth quarter of 2011, we renamed the sector classification, "Cleantech" to "Energy."

(3)	Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own five percent or more, but less than 25 percent, of the voting shares of the portfolio company, or where we hold one or more seats on the portfolio company’s Board of Directors but do not control the company. Investments in controlled affiliated companies consist of investments in which we own 25 percent or more of the voting shares of the portfolio company or otherwise control the company.

(4)	The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $23,794,145. The gross unrealized appreciation based on the tax cost for these securities is $5,997,220. The gross unrealized depreciation based on the tax cost for these securities is $6,043,118.

(5)	The aggregate cost for federal income tax purposes of investments in unaffiliated rights to milestone payments is $3,291,750. The gross unrealized appreciation based on the tax cost for these securities is $71,041. The gross unrealized depreciation based on the tax cost for these securities is $0.

(6)	The aggregate cost for federal income tax purposes of investments in unaffiliated publicly traded companies is $12,743,787. The gross unrealized appreciation based on the tax cost for these securities is $21,975,176. The gross unrealized depreciation based on the tax cost for these securities is $5,234,436.

(7)	We are subject to legal restrictions on the sale of our investment(s) in this company.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

(8)	With our investment in the Series E round of financing, we received a warrant to purchase shares of common stock of up to 30 percent of the amount invested in the Series E round of financing of Bridgelux, Inc., depending on certain financial performance metrics of the company as of December 31, 2011, at a price per share of $1.9056. The number of shares able to be purchased and beginning of the period for when this warrant is exercisable will be set upon receipt of the audited financial statements of the company for the 2011 fiscal year or upon the completion of an IPO or sale of the company, whichever comes first. Bridgelux did not complete an IPO or sale of the company as of December 31, 2011. Also as of that date, the audited financials for the company’s 2011 fiscal year were not available. This warrant is, therefore, a contingent asset as of December 31, 2011. With our investment in the bridge note financing in the fourth quarter of 2011, we received a warrant for the purchase of common stock that is exercisable at the date of issuance, but the number of shares for which it can be exercised increases monthly from the date of issuance through the close of the next round of equity financing of the company up to 50 percent of the principal amount invested in the note divided by $1.9056. The warrant for common stock is exercisable for 56,564 shares of common stock of Bridgelux as of December 31, 2011.

(9)	These investments are development-stage companies. A development-stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations, or it has commenced such operations but has not realized significant revenue from them.

(10)	Cobalt Technologies, Inc., also does business as Cobalt Biofuels.

(11)	With our investment in a convertible bridge note issued by Ensemble Therapeutics Corporation, we received a warrant to purchase a number of shares of the class of stock sold in the next financing of Ensemble Therapeutics Corporation equal to $149,539.57 divided by the price per share of the class of stock sold in the next financing of Ensemble Therapeutics Corporation. The ability to exercise this warrant is, therefore, contingent on Ensemble Therapeutics Corporation completing successfully a subsequent round of financing. This warrant shall expire and no longer be exercisable on September 10, 2015. The cost basis of this warrant is $89.86.

(12)	As part of a loan the Company made to Molecular Imprints in the second quarter of 2011, we received a liquidation preference payable upon a sale of the company equal to three times the principal of the loan, or $4,044,450. This preference is senior to the preferences of the outstanding preferred stock. While the loan has since been repaid, this liquidation preference remains outstanding as of December 31, 2011.

(13)	Represents a non-income producing security. Investments that have not paid dividends or interest within the last 12 months are considered to be non-income producing.

(14)	Initial investment was made during 2011.

(15)	A portion of this security is held in connection with written call option contracts: 300,000 shares have been pledged to brokers.

(16)	The lock-up period on our 2,304,149 shares of Solazyme, Inc., expired on November 25, 2011.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

(17)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $48,968,029. The gross unrealized appreciation based on the tax cost for these securities is $9,066,325. The gross unrealized depreciation based on the tax cost for these securities is $10,432,569.

(18)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated publicly traded companies is $2,000,000. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $26,666.

(19)	D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave Systems, Inc., through Parallel Universes, Inc., a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. See "Note 2. Summary of Significant Accounting Policies."

(20)	Our 2,666,667 shares of Champions Oncology, Inc., became freely tradable on October 1, 2011, pursuant to Rule 144.

(21)	The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $12,518,936. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $5,641,370.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Unaffiliated Companies (3)(4) – 38.3% of net assets at value

Private Placement Portfolio (Illiquid) – 38.3% of net assets at value

BioVex Group, Inc. (5)(6)(7)(8) — Developing novel biologics for treatment of cancer and infectious disease		Healthcare/ Biotech
Series E Convertible Preferred Stock	(M)		2,799,552	$5,839,158
Series G Convertible Preferred Stock	(M)		6,964,034	5,431,430
Warrants for Series G Convertible Preferred
Stock expiring 11/5/16	(M)		285,427	159,474
				11,430,062

Bridgelux, Inc. (5)(6) — Manufacturing high-power light emitting diodes (LEDs) and arrays		Cleantech
Series B Convertible Preferred Stock	(M)		1,861,504	1,759,121
Series C Convertible Preferred Stock	(M)		2,130,699	2,013,510
Series D Convertible Preferred Stock	(M)		999,999	945,000
Warrants for Series C Convertible Preferred
Stock expiring 12/31/14	(I)		163,900	86,867
Warrants for Series D Convertible Preferred
Stock expiring 8/26/14	(I)		166,665	58,500
				4,862,998

Cobalt Technologies, Inc. (5)(6)(7)(9) — Developing processes for making biobutanol through biomass fermentation		Cleantech
Series C Convertible Preferred Stock	(M)		352,112	375,000

Ensemble Therapeutics Corporation (5)(6)(10) — Developing DNA-Programmed ChemistryTM for the discovery of new classes of therapeutics		Healthcare/ Biotech
Series B Convertible Preferred Stock	(M)		1,449,275	2,000,000
Unsecured Convertible Bridge Notes (including interest)	(M)		$299,169	349,505
				2,349,505

GEO Semiconductor Inc. (7)(11) — Developing programmable, high-performance video and geometry processing solutions Participation Agreement with Montage Capital relating to the following assets:		Electronics/ Semi- conductors
Senior Secured Debt, 13.75%, maturing on 06/30/12	(I)		$500,000	424,920
Warrants for Series A Preferred Stock expiring on 09/17/17	(I)		100,000	46,500
				471,420

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Unaffiliated Companies (3)(4) – 38.3% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 38.3% of net assets at value (Cont.)

Molecular Imprints, Inc. (5)(6) — Manufacturing nanoimprint lithography capital equipment		Semi- conductors
Series B Convertible Preferred Stock	(M)		1,333,333	$1,861,111
Series C Convertible Preferred Stock	(M)		1,250,000	2,013,889
Warrants for Series C Convertible Preferred
Stock expiring 12/31/11	(I)		125,000	69,375
				3,944,375

Nanosys, Inc. (5)(6) — Developing inorganic nanowires and quantum dots for use in batteries and LED-backlit devices		Cleantech
Series C Convertible Preferred Stock	(M)		803,428	916,225
Series D Convertible Preferred Stock	(M)		1,016,950	1,239,680
Series E Convertible Preferred Stock	(M)		433,688	745,076
				2,900,981

Nantero, Inc. (5)(6)(7) — Developing a high-density, nonvolatile, random access memory chip, enabled by carbon nanotubes		Electronics/ Semi- conductors
Series A Convertible Preferred Stock	(M)		345,070	1,046,908
Series B Convertible Preferred Stock	(M)		207,051	628,172
Series C Convertible Preferred Stock	(M)		188,315	571,329
				2,246,409

NeoPhotonics Corporation (5)(6)(12) — Developing and manufacturing optical devices and components		Other
Common Stock	(M)		45,214	479,269
Series 1 Convertible Preferred Stock	(M)		73,250	776,450
Series 2 Convertible Preferred Stock	(M)		29,675	314,555
Series 3 Convertible Preferred Stock	(M)		110,000	1,166,000
Series X Convertible Preferred Stock	(M)		142,768	1,513,341
				4,249,615

Polatis, Inc. (5)(6)(7) — Developing MEMS-based optical networking components		Other
Common Stock	(M)		16,438	0
Series A-1 Convertible Preferred Stock	(M)		16,775	0
Series A-2 Convertible Preferred Stock	(M)		71,611	0
Series A-4 Convertible Preferred Stock	(M)		4,774	0
				0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Unaffiliated Companies (3)(4) – 38.3% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 38.3% of net assets at value (Cont.)

PolyRemedy, Inc. (5)(6)(7) — Developing a platform for producing and tracking the use of wound treatment patches		Healthcare/ Biotech
Series B-1 Convertible Preferred Stock	(M)		287,647	$23,466
Series B-2 Convertible Preferred Stock	(M)		676,147	30,427
				53,893

Siluria Technologies, Inc. (5)(6)(7)(13) — Developing nanomaterials for manufacturing of chemicals		Cleantech
Series S-2 Convertible Preferred Stock	(M)		612,061	204,000

Solazyme, Inc. (5)(6)(7) — Developing algal biodiesel, industrial chemicals and specialty ingredients using synthetic biology		Cleantech
Series A Convertible Preferred Stock	(M)		988,204	9,961,096
Series B Convertible Preferred Stock	(M)		495,246	4,992,080
Series C Convertible Preferred Stock	(M)		651,309	6,565,195
Series D Convertible Preferred Stock	(M)		169,390	1,707,451
				23,225,822

TetraVitae Bioscience, Inc. (5)(6)(7)(14) — Developing methods of producing alternative chemicals and fuels through biomass fermentation		Cleantech
Common Stock	(M)		118,804	0

Ultora, Inc. (5)(6)(7)(11) — Developing energy-storage devices enabled by carbon nanotubes		Cleantech
Secured Convertible Bridge Note (including interest)	(M)		$1,250	1,250

Total Unaffiliated Private Placement Portfolio (cost: $37,480,266)				$56,315,330

Total Investments in Unaffiliated Companies (cost: $37,480,266)				$56,315,330

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Non-Controlled Affiliated Companies (3)(15) – 29.1% of net assets at value

Private Placement Portfolio (Illiquid) – 29.1% of net assets at value

ABS Materials, Inc. (5)(7)(11) — Developing nano-structured absorbent materials for environmental remediation and for the petroleum industry		Cleantech
Series A Convertible Preferred Stock	(M)		375,000	$375,000

Adesto Technologies Corporation (5)(6)(7) — Developing low-power, high-performance memory devices		Electronics/ Semi- conductors
Series A Convertible Preferred Stock	(M)		6,547,619	2,420,000
Series B Convertible Preferred Stock	(M)		5,952,381	2,200,000
				4,620,000

Cambrios Technologies Corporation (5)(6)(7) – Developing nanowire-enabled electronic materials for the display industry		Electronics/ Semi- conductors
Series B Convertible Preferred Stock	(M)		1,294,025	323,506
Series C Convertible Preferred Stock	(M)		1,300,000	586,690
Series D Convertible Preferred Stock	(M)		515,756	644,695
Unsecured Convertible Bridge Note (including interest)	(M)		$92,400	93,332
				1,648,223

Contour Energy Systems, Inc. (5)(6)(7)(16) — Developing batteries using nanostructured materials		Cleantech
Series A Convertible Preferred Stock	(M)		2,565,798	2,822,378
Series B Convertible Preferred Stock	(M)		812,500	1,300,000
				4,122,378

Crystal IS, Inc. (5)(6) — Developing single-crystal aluminum nitride substrates for light-emitting diodes		Cleantech
Common Stock	(M)		3,994,468	0
Warrants for Series A-1 Preferred Stock expiring 05/05/13	(I)		15,231	0
Warrants for Series A-1 Preferred Stock expiring 05/12/13	(I)		2,350	0
Warrants for Series A-1 Preferred Stock expiring 08/08/13	(I)		4,396	0
				0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Non-Controlled Affiliated Companies (3)(15) – 29.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 29.1% of net assets at value (Cont.)

D-Wave Systems, Inc. (5)(6)(7)(17) — Developing high-performance quantum computing systems		Electronics/ Semi- conductors
Series B Convertible Preferred Stock	(M)		1,144,869	$1,343,504
Series C Convertible Preferred Stock	(M)		450,450	528,603
Series D Convertible Preferred Stock	(M)		1,533,395	1,799,439
Series E Convertible Preferred Stock	(M)		269,280	316,000
Series F Convertible Preferred Stock	(M)		258,721	303,609
Warrants for Common Stock expiring 06/30/15	(I)		153,890	74,329
				4,365,484

Enumeral Biomedical Corporation (5)(6)(7)(18) — Developing therapeutics and diagnostics through functional assaying of single cells		Healthcare/ Biotech
Unsecured Convertible Bridge Note (including interest)	(M)		$250,000	270,493

Innovalight, Inc. (5)(6)(7) — Developing silicon-based nanomaterials for use in the solar energy industry		Cleantech
Series B Convertible Preferred Stock	(M)		16,666,666	1,315,001
Series C Convertible Preferred Stock	(M)		5,810,577	1,734,521
Series D Convertible Preferred Stock	(M)		4,046,974	676,027
				3,725,549

Kovio, Inc. (5)(6) — Developing semiconductor products using printed electronics and thin-film technologies		Electronics/ Semi- conductors
Series A' Convertible Preferred Stock	(M)		2,160,000	540,000
Series A3X' Convertible Preferred Stock	(M)		526,225	803,113
				1,343,113

Mersana Therapeutics, Inc. (5)(6)(7)(19) — Developing treatments for cancer based on novel drug delivery polymers		Healthcare/ Biotech
Series A Convertible Preferred Stock	(M)		68,451	136,902
Series B Convertible Preferred Stock	(M)		866,500	1,733,000
Unsecured Convertible Bridge Notes (including interest)	(M)		$821,975	960,948
				2,830,850

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Non-Controlled Affiliated Companies (3)(15) – 29.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 29.1% of net assets at value (Cont.)

Metabolon, Inc. (5)(6) — Developing service and diagnostic products through the use of a metabolomics, or biochemical, profiling platform		Healthcare/ Biotech
Series B Convertible Preferred Stock	(M)		371,739	$1,087,608
Series B-1 Convertible Preferred Stock	(M)		148,696	435,043
Series C Convertible Preferred Stock	(M)		1,000,000	1,000,000
Warrants for Series B-1 Convertible Preferred Stock expiring 3/25/15	(I)		74,348	95,493
				2,618,144

Nextreme Thermal Solutions, Inc. (5)(6) — Developing thin-film thermoelectric devices for cooling and energy conversion		Cleantech
Series A Convertible Preferred Stock	(M)		17,500	23,762
Series B Convertible Preferred Stock	(M)		4,870,244	526,895
				550,657

Questech Corporation (5)(6) — Manufacturing and marketing proprietary metal and stone products for home decoration		Other
Common Stock	(M)		655,454	498,145

SiOnyx, Inc. (5)(6)(7) — Developing silicon-based optoelectronic products enabled by its proprietary Black Silicon		Electronics/ Semi- conductors
Series A Convertible Preferred Stock	(M)		233,499	160,367
Series A-1 Convertible Preferred Stock	(M)		2,966,667	2,037,507
Series A-2 Convertible Preferred Stock	(M)		4,207,537	2,889,736
Series B-1 Convertible Preferred Stock	(M)		1,892,836	1,300,000
Warrants for Series B-1 Convertible Preferred Stock expiring 2/23/17	(I)		247,350	140,742
				6,528,352

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Non-Controlled Affiliated Companies (3)(15) – 29.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 29.1% of net assets at value (Cont.)

Xradia, Inc. (5)(6) — Designing, manufacturing and selling ultra-high resolution 3D x-ray microscopes and fluorescence imaging systems		Other
Series D Convertible Preferred Stock	(M)		3,121,099	$9,279,027

Total Non-Controlled Private Placement Portfolio (cost: $51,451,965)				$42,775,415

Total Investments in Non-Controlled Affiliated Companies (cost: $51,451,965)				$42,775,415

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

	Method of		Shares/
	Valuation (1)	Industry (2)	Principal	Value

Investments in Controlled Affiliated Companies (3)(20) – 4.8% of net assets at value

Private Placement Portfolio (Illiquid) – 4.8% of net assets at value

Ancora Pharmaceuticals Inc. (5)(6)(7) — Developing synthetic carbohydrates for pharmaceutical applications		Healthcare/ Biotech
Series B Convertible Preferred Stock	(M)		1,663,808	$9,773
Series C Convertible Preferred Stock	(M)		2,066,051	945,661
Secured Convertible Bridge Notes (including interest)	(M)		$1,800,000	1,889,534
				2,844,968

Laser Light Engines, Inc. (5)(6)(7) — Manufacturing solid-state light sources for digital cinema and large-venue projection displays		Cleantech
Series A Convertible Preferred Stock	(M)		7,499,062	1,273,774
Series B Convertible Preferred Stock	(M)		13,571,848	2,940,935
				4,214,709

Total Controlled Private Placement Portfolio (cost: $9,715,153)				$7,059,677

Total Investments in Controlled Affiliated Companies (cost: $9,715,153)				$7,059,677

Total Private Placement Portfolio (cost: $98,647,384)				$106,150,422

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

	Method of	Shares/
	Valuation (1)	Principal	Value

U.S. Government Securities (21) – 26.0% of net assets at value

U.S. Treasury Bill — due date 01/13/11	(M)	$38,275,000	$38,274,617

Total Investments in U.S. Government Securities (cost: $38,273,349)			$38,274,617

Total Investments (cost: $136,920,733)			$144,425,039

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

Notes to Consolidated Schedule of Investments

(1)	See Footnote to Consolidated Schedule of Investments on page 121 for a description of the Valuation Procedures.

(2)	We classify Cleantech companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials using nanotechnology-enabled solutions. We classify Electronics/Semiconductor companies as those that use nanotechnology to address problems in electronics-related industries, including semiconductors. We classify Healthcare/Biotech companies as those that use nanotechnology to address problems in healthcare-related industries, including biotechnology, pharmaceuticals and medical devices. We use the term "Other" for companies that operate primarily in industries other than those within Cleantech, Electronics/Semiconductors and Healthcare/Biotech. These industries include photonics, metrology, test and measurement, materials, mining, decorative products and personal care products.

(3)	Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own five percent or more, but less than 25 percent, of the voting shares of the portfolio company, or where we hold one or more seats on the portfolio company’s Board of Directors but do not control the company. Investments in controlled affiliated companies consist of investments in which we own 25 percent or more of the voting shares of the portfolio company or otherwise control the company.

(4)	The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $37,480,266. The gross unrealized appreciation based on the tax cost for these securities is $26,953,688. The gross unrealized depreciation based on the tax cost for these securities is $8,118,624.

(5)	We are subject to legal restrictions on the sale of this investment.

(6)	Represents a non-income producing security. Investments that have not paid dividends or interest within the last 12 months are considered to be non-income producing.

(7)	These investments are development-stage companies. A development-stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations, or it has commenced such operations but has not realized significant revenue from them.

(8)	On March 4, 2011, Amgen, Inc., and BioVex Group, Inc., announced the completion of the acquisition of BioVex Group, Inc. With our purchase of Series E Convertible Preferred Stock of BioVex, we received a contingent warrant that was cancelled as a result of the acquisition of BioVex by Amgen. See "Note 12. Subsequent Events."

(9)	Cobalt Technologies, Inc., also does business as Cobalt Biofuels.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2010

(10)	On June 9, 2010, Ensemble Discovery Corporation changed its name to Ensemble Therapeutics Corporation. With our investment in a convertible bridge note issued by Ensemble Therapeutics, we received a warrant to purchase a number of shares of the class of stock sold in the next financing of Ensemble Therapeutics equal to $149,539.57 divided by the price per share of the class of stock sold in the next financing of Ensemble Therapeutics. The ability to exercise this warrant is, therefore, contingent on Ensemble Therapeutics completing successfully a subsequent round of financing. This warrant shall expire and no longer be exercisable on September 10, 2015. The cost basis of this warrant is $89.86.

(11)	Initial investment was made during 2010.

(12)	On February 2, 2011, NeoPhotonics Corporation priced its initial public offering ("IPO") of 7,500,000 shares of common stock at $11 per share. See "Note 12. Subsequent Events."

(13)	On February 28, 2011, Harris & Harris Group sold its shares of Silura Technologies, Inc., for an amount not materially different from the value of the shares as of December 31, 2010. See "Note 12. Subsequent Events."

(14)	With our purchase of the Series B Convertible Preferred Stock of TetraVitae Bioscience, Inc., we received the right to purchase, at a price of $2.63038528 per share, a number of shares in the Series C financing equal to the number of shares of Series B Preferred Stock purchased. The ability to exercise this right is contingent on TetraVitae Bioscience completing successfully a subsequent round of financing. This warrant was cancelled as a result of the conversion of our preferred stock into common stock.

(15)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $51,451,965. The gross unrealized appreciation based on the tax cost for these securities is $8,260,861. The gross unrealized depreciation based on the tax cost for these securities is $16,937,411.

(16)	On February 28, 2008, Lifco, Inc., merged with CFX Battery, Inc. The surviving entity was CFX Battery, Inc. On February 24, 2010, CFX Battery, Inc., changed its name to Contour Energy Systems, Inc.

(17)	D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave Systems, Inc., through D-Wave USA, a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. See Note 2. Summary of Significant Accounting Policies.

(18)	On November 9, 2010, Enumeral Technologies, Inc., changed its name to Enumeral Biomedical Corporation.

(19)	Warrants expired unexercised subsequent to September 30, 2010.

(20)	The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $9,715,153. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $2,655,476.

(21)	The aggregate cost for federal income tax purposes of our U.S. government securities is $38,273,349. The gross unrealized appreciation on the tax cost for these securities is $1,268. The gross unrealized depreciation on the tax cost of these securities is $0.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. FOOTNOTE TO CONSOLIDATED SCHEDULE OF INVESTMENTS

VALUATION PROCEDURES

I.	Determination of Net Asset Value

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

Equity-related securities, including options or warrants, are fair valued using the market or income approaches. The following factors may be considered when the market approach is used to fair value these types of securities:

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

H&H Ventures Management, Inc.SM ("Ventures"), formerly Harris & Harris Enterprises, Inc.SM, is a 100 percent wholly owned subsidiary of the Company. Ventures is taxed under Subchapter C of the Code (a "C Corporation"). Harris Partners I, L.P, is a limited partnership and, from time to time, may be used to hold certain interests in portfolio companies. The partners of Harris Partners I, L.P., are Ventures (sole general partner) and the Company (sole limited partner). Ventures pays taxes on any non-passive investment income generated by Harris Partners I, L.P. For the period ended December 31, 2011, there was no non-passive investment income generated by Harris Partners I, L.P. Ventures, as the sole general partner, consolidates Harris Partners I, L.P. The Company consolidates its wholly owned subsidiary, Ventures, for financial reporting purposes.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements:

Principles of Consolidation. The consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company and its wholly owned subsidiary. In accordance with GAAP and Regulation S-X, the Company may only consolidate its interests in investment company subsidiaries and controlled operating companies whose business consists of providing services to the Company. Our wholly owned subsidiary, Ventures, is a controlled operating company which provides services to us and is, therefore, consolidated. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Portfolio Investment Valuations. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission ("SEC") and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") As of December 31, 2011, our financial statements include privately held investments and one illiquid publicly traded venture capital investment, Champions Oncology, Inc., fair valued at $83,563,723. The fair values of our privately held and illiquid publicly traded venture capital investments were determined in good faith by, or under the direction of, the Board of Directors. Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material.

Cash. Cash includes demand deposits. Cash is carried at cost, which approximates fair value.

Restricted Funds. At December 31, 2011, and December 31, 2010, we held $1,512,031 and $2,751, respectively, in "Restricted funds." At December 31, 2011, we held $1,500,000 in a collateral account for our credit facility discussed in "Note 4. Debt." At December 31, 2011, and December 31, 2010, we also held $12,031 and $2,751, respectively, in security deposits for sublessors.

Unaffiliated Rights to Milestone Payments. At December 31, 2011, the outstanding milestone payments from Amgen, Inc.’s acquisition of Biovex Group, Inc., were valued at $3,362,791. The milestone payments are valued using the present value of estimated proceeds from future payments that may be achieved. If all remaining milestones are met, we would receive $9,526,393. There can be no assurances as to how much of this amount we will ultimately realize or when it will be realized, if at all.

Funds Held in Escrow from Sales of Investments. At December 31, 2011, there were funds held in escrow totaling $1,064,234 relating to the sales of Biovex Group, Inc., Crystal IS, Inc., and Innovalight, Inc. Funds held in escrow are valued using certain discounts applied to the amounts withheld. Funds held in escrow from the Biovex, Crystal IS and Innovalight transactions will be released in March 2012, March 2013 and January 2013, respectively, upon settlement of any indemnity claims and expenses related to the transactions. If the funds held in escrow for these transactions are released in full, we would receive $2,168,725.

Prepaid Expenses. We include prepaid insurance premiums and deferred financing charges in "Prepaid expenses." Prepaid insurance premiums are recognized over the term of the insurance contract. Deferred financing charges consist of fees and expenses paid in connection with the closing of credit facilities and are capitalized at the time of payment. Deferred financing charges are amortized over the term of the credit facility discussed in "Note 4. Debt." Amortization of the financing charges is included in "Interest and other debt expense" in the "Consolidated Statements of Operations."

Property and Equipment. Property and equipment are included in "Other assets" and are carried at $331,006 and $364,202 at December 31, 2011, and December 31, 2010, respectively, representing cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the premises and equipment. We estimate the useful lives to be five to ten years for furniture and fixtures, three years for computer equipment, and ten years for leasehold improvements.

Post Retirement Plan Liabilities. Unrecognized actuarial gains and losses are recognized as net periodic benefit cost pursuant to the Company's historical accounting policy for amortizing such amounts. Actuarial gains and losses that arise that are not recognized as net periodic benefit cost in the same periods are recognized as a component of net assets.

Interest Income Recognition. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. When securities are determined to be non-income producing, the Company ceases accruing interest and writes off any previously accrued interest. These write-offs are recorded as a debit to interest income. During the twelve months ended December 31, 2011, the Company earned $233,001 in interest on U.S. government securities, senior secured debt, participation agreements, non-convertible promissory notes, and interest-bearing accounts. During the twelve months ended December 31, 2011, the Company recorded $368,479 of bridge note interest.

Loan Fees. Loan fees received in connection with our venture debt investments are deferred. The unearned fee income is accreted into income based on the effective interest method over the life of the investment.

Call Options. The Company writes covered call options on publicly traded securities with the intention of earning option premiums. Option premiums may increase the Company’s realized gains and, therefore, may help increase distributable income. When a Company writes (sells) an option, an amount equal to the premium received by the Company is recorded in the Consolidated Statements of Assets and Liabilities as a liability. The amount of the liability is subsequently marked-to-market to reflect the current market value of the option written. When an option expires, the Company realizes a gain on the option to the extent of the premiums received. Premiums received from writing options that are exercised or closed are added to or offset against the proceeds or amount paid on the transaction to determine the realized gain or loss. If a call option is exercised, the call premium is added to the proceeds of the security sold to determine its gain or loss. The Company, as writer of an option, bears the market risk of an unfavorable change in the price of the underlying security.

Stock-Based Compensation. The Company has a stock-based employee compensation plan. The Company accounts for the Harris & Harris Group, Inc. 2006 Equity Incentive Plan (the "Stock Plan") by determining the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, and records these amounts as an expense in the Consolidated Statements of Operations over the vesting period with a corresponding increase to our additional paid-in capital. At December 31, 2011, and December 31, 2010, the increase to our operating expenses was offset by the increase to our additional paid-in capital, resulting in no net impact to our net asset value. Additionally, the Company does not record the potential tax benefits associated with the expensing of stock options because the Company currently intends to qualify as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code"), and the deduction attributable to such expensing, therefore, is unlikely to provide any additional tax savings. The amount of non-cash, stock-based compensation expense recognized in the Consolidated Statements of Operations is based on the fair value of the awards the Company expects to vest, recognized over the vesting period on a straight-line basis for each award, and adjusted for actual options vested and pre-vesting forfeitures. The forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate and is accounted for in the current period and prospectively. See "Note 7. Stock-Based Compensation" for further discussion.

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

We pay federal, state and local income taxes on behalf of our wholly owned subsidiary, Ventures, which is a C corporation. See "Note 10. Income Taxes."

Foreign Currency Translation. The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. For the twelve months ended December 31, 2011, included in the net increase in unrealized appreciation on investments was an unrealized loss of $53,193 resulting from foreign currency translation.

Securities Transactions. Securities transactions are accounted for on the date the transaction for the purchase or sale of the securities is entered into by the Company (i.e., trade date).

Concentration of Credit Risk. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in money market accounts may exceed the Federal Deposit Insurance Corporation insured limit.

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

NOTE 3. BUSINESS RISKS AND UNCERTAINTIES

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

We do not choose investments based on a strategy of diversification. We also do not rebalance the portfolio should one of our portfolio companies increase in value substantially relative to the rest of the portfolio.  Therefore, the value of our portfolio may be more vulnerable to microeconomic events affecting a single sector, industry or portfolio company and to general macroeconomic events that may be unrelated to our portfolio companies. These factors may subject the value of our portfolio to greater volatility than a company that follows a diversification strategy. As of December 31, 2011, our largest ten investments by value accounted for approximately 77 percent of the value of our equity-focused venture capital portfolio. Our largest two investments, by value, Solazyme, Inc., a publicly traded company, and Bridgelux, Inc., a privately held company, accounted for approximately 25 percent and 8 percent, respectively, of our equity-focused venture capital portfolio at December 31, 2011.

Approximately 71 percent of our equity-focused venture capital portfolio was comprised of securities of 24 privately held companies. Because there is typically no public or readily ascertainable market for our interests in the small privately held companies in which we invest, the valuation of the securities in that portion of our portfolio is determined in good faith by our Valuation Committee, comprised of all of the independent members of our Board of Directors, in accordance with our Valuation Procedures and is subject to significant estimates and judgments. The determined value of the securities in our portfolio may differ significantly from the values that would be placed on these securities if a ready market for the securities existed. Any changes in valuation are recorded in our Consolidated Statements of Operations as "Net increase in unrealized appreciation on investments." Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.

NOTE 4. DEBT

On February 24, 2011, the Company established a $10 million three-year revolving credit facility (the “credit facility”) with TD Bank, N.A. to be used in conjunction with its investments in venture debt.

The credit facility matures on February 24, 2014, and generally bears interest, at the Company’s option, based on (i) LIBOR plus 1.25 percent or (2) the higher of the federal funds rate plus fifty basis points (0.50 percent) or the U.S. prime rate as published in the Wall Street Journal.  The credit facility generally requires payment of interest on a monthly basis and requires the payment of a non-use fee of 0.15 percent annually.  All outstanding principal is due upon maturity.  The credit facility is secured by cash collateral held in a non-interest bearing account at TD Bank. The credit facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining our status as a BDC (c) maintaining unencumbered, liquid assets of not less than $7,500,000, (d)  limitations on the incurrence of additional indebtedness, (e) limitations on liens, and (f) limitations on mergers and dissolutions. The credit facility is used to supplement our capital to make additional venture debt investments.

The Company’s outstanding debt balance was $1,500,000 at December 31, 2011. At December 31, 2011, $1,500,000 was held in a collateral account at T.D. Bank as security for the loan. The weighted average annual interest rate for the twelve months ended December 31, 2011, was 1.5 percent, exclusive of amortization of closing fees and other expenses related to establishing the credit facility. The remaining capacity under the credit facility was $8,500,000 at December 31, 2011. At December 31, 2011, the Company was in compliance with all financial covenants required by the credit facility.

	Total Debt Outstanding (Unit)	Total Assets per
Year	Exclusive of Treasury Securities	Unit of Indebtedness

2011	$1,500,000	$100.23

NOTE 5. INVESTMENTS

At December 31, 2011, our financial assets were categorized as follows in the fair value hierarchy:

	Fair Value Measurement at Reporting Date Using:
		Unadjusted Quoted
		Prices in Active Markets	Significant Other
		for Identical Assets	Observable Inputs	Significant Unobservable
Description	December 31, 2011	(Level 1)	(Level 2)	Inputs (Level 3)

U.S. Government Securities	$0	$0	$0	$0

Privately Held Portfolio Companies:
Preferred Stock	$68,833,189	$0	$0	$68,833,189
Bridge Notes	$4,007,509	$0	$0	$4,007,509
Warrants	$728,787	$0	$0	$728,787
Rights to Milestone Payments	$3,362,791	$0	$0	$3,362,791
Senior Secured Debt	$942,695	$0	$0	$942,695
Participation Agreement	$560,200	$0	$0	$560,200
Subordinated Secured Debt	$121,880	$0	$0	$121,880
Non-Convertible Promissory Note	$3,033,338	$0	$0	$3,033,338

Publicly Traded Portfolio Companies:
Common Stock	$31,457,861	$29,484,527	$0	$1,973,334

Total Investments	$113,048,250	$29,484,527	$0	$83,563,723

Liabilities:	$195,000	$195,000	$0	$0
Written Call Options

Total	$195,000	$195,000	$0	$0

The following chart shows the components of change in the financial assets categorized as Level 3 for the twelve months ended December 31, 2011.

								Amount of Total
								Appreciation
					Investments			(Depreciation) for the
					in Portfolio			Period Included in
		Total		Total	Companies,			Changes in Net Assets
		Realized		Unrealized	Interest on			Attributable to the
		Gains		Appreciation	Bridge			Change in Unrealized
		(Losses)		(Depreciation)	Notes, and			Gains or Losses
	Beginning	Included in		Included in	Amortization		Ending	Relating to Assets
	Balance	Changes in		Changes in	of Loan		Balance	Still Held at the
	1/1/2011	Net Assets	Transfers	Net Assets	Fees, Net	Disposals	12/31/2011	Reporting Date

Preferred Stock	$100,451,746	$4,613,504	$(26,413,830)	$(6,223,819)	$9,327,095	$(12,921,507)	$68,833,189	$(2,569,538)

Bridge Notes	3,565,062	34,927	(4,840,892)	934,824	4,772,157	(458,569)	4,007,509	934,824

Common Stock	977,414	(2,218,388)	476,165	2,796,179	0	(2,031,370)	0	(955,434)

Warrants	684,780	(14,509)	11,370	66,382	140,238	(159,474)	728,787	60,947

Rights to Milestone Payments	0	0	3,291,750	71,041	0	0	3,362,791	71,041

Participation Agreement	471,420	0	0	78,047	10,733	0	560,200	78,047

Subordinated Secured Debt	0	0	0	11,939	109,941	0	121,880	11,939

Senior Secured Debt	0	0	0	28,207	914,488	0	942,695	28,207

Non-Convertible Promissory Note	0	0	0	3,033,338	1,348,150	(1,348,150)	3,033,338	3,033,338

Publicly Traded Common Stock	0	0	(550,000)	(26,666)	2,550,000	0	1,973,334	(26,666)

Total	$106,150,422	$2,415,534	$(28,025,437)	$769,472	$19,172,802	$(16,919,070)	$83,563,723	$666,705

We elected to use the beginning of period values to recognize transfers in and out of Level 3 investments. For the year ended December 31, 2011, there were transfers out of Level 3 of $27,475,437. Our investments in NeoPhotonics and Solazyme transferred from Level 3 investments to Level 1 investments as a result of the expiration of the lock-up restrictions on the stock during 2011.

At December 31, 2010, our financial assets were categorized as follows in the fair value hierarchy:

	Fair Value Measurement at Reporting Date Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable Inputs	Unobservable Inputs
Description	December 31, 2010	Assets (Level 1)	(Level 2)	(Level 3)

U.S. Government Securities	$38,274,617	$38,274,617	$0	$0
Privately Held Portfolio Companies:
Preferred Stock	$100,451,746	$0	$0	$100,451,746
Bridge Notes	$3,565,062	$0	$0	$3,565,062
Common Stock	$977,414	$0	$0	$977,414
Warrants	$684,780	$0	$0	$684,780
Participation Agreement	$471,420	$0	$0	$471,420

Total	$144,425,039	$38,274,617	$0	$106,150,422

The following chart shows the components of change in the financial assets categorized as Level 3 for the twelve months ended December 31, 2010.

							Amount of Total
							Gains for the Period
							Included in Changes
			Total				in Net Assets
		Total	Unrealized	Investments			Attributable to the
		Realized	Gains	in Private			Change in
		Losses	(Losses)	Placements			Unrealized Gains or
	Beginning	Included in	Included in	and Interest		Ending	Losses Relating to
	Balance	Changes in	Changes in	on Bridge		Balance	Assets Still Held at
	1/1/2010	Net Assets	Net Assets	Notes, Net	Disposals	12/31/2010	the Reporting Date

Preferred Stock	$73,134,661	$(3,136,552)	$21,786,178	$8,667,459	$0	$100,451,746	$18,649,627

Bridge Notes	2,718,225	0	0	846,837	0	3,565,062	0

Common Stock	1,164,599	0	(196,063)	8,878	0	977,414	(196,063)

Warrants	779,601	(447,909)	218,746	134,342	0	684,780	218,746

Participation Agreement	0	0	(11,830)	483,250	0	471,420	(11,830)

Total	$77,797,086	$(3,584,461)	$21,797,031	$10,140,766	$0	$106,150,422	$18,660,480

NOTE 6. DERIVATIVES

The Company has written covered call options on a portion of its holdings of one of its publicly traded portfolio companies in exchange for the receipt of a premium. The option provides the holder the right, but not the obligation, to purchase the shares on which the option is held at a specified price over a specified future period. The call options were sold at a strike price above the market price on the date of the sale allowing the Company to receive potential appreciation in addition to the premium.

Transactions in options written during the year ended December 31, 2011, were as follows:

	Number of
	Contracts	Premium
Options outstanding at December 31, 2010	0	$0
Options written	3,000	315,000
Options expired	0	0
Options terminated in closing transactions	0	0
Options outstanding at December 31, 2011	3,000	$315,000

At December 31, 2011, we had rights to milestone payments from Amgen’s acquisition of our former portfolio company, BioVex. These milestone payments were fair valued at $3,362,791 and are contingent upon certain milestones being achieved in the future.

The following tables present the value of derivatives held at December 31, 2011, and the effect of derivatives held during the year ended December 31, 2011, along with the respective location in the financial statements.

	Assets		Liabilities
Derivatives	Location	Fair Value	Location	Fair Value

Equity Contracts	—	—	Written call options payable	$195,000

Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Investments	$3,362,791	—	—

Statement of Operations

			Change in unrealized
		Realized	Appreciation /
Derivatives	Location	Gain/(Loss)	(Depreciation)

Equity Contracts	Net Realized and Unrealized Gain (Loss)	$0	$120,000

Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Net Realized and Unrealized Gain (Loss)	$0	$71,041

NOTE 7. STOCK-BASED COMPENSATION

In 2006, the Company established the Harris & Harris Group, Inc. 2006 Equity Incentive Plan (the "Stock Plan"), which provides for the grant of equity-based awards of stock options to our officers and employees and restricted stock (subject to receipt of an exemptive order described below) to our officers and employees who are selected by our Compensation Committee and our directors for participation in the plan and subject to compliance with the 1940 Act.

On October 24, 2011, the Board of Directors approved the Amended and Restated Harris & Harris Group, Inc. 2012 Equity Incentive Plan (the "Amended Stock Plan"), subject to shareholder approval. The Amended Stock Plan permits the issuance of restricted stock up to 10 percent of our issued and outstanding shares. Although the Amended Stock Plan permits us to continue to grant stock options, our Board of Directors currently plans to discontinue further grants of stock options if it is able to proceed with grants of restricted stock.

We received notice from the SEC on March 7, 2012, that we will be receiving the exemptive order permitting us to award shares of restricted stock to our officers, employees and directors in April of 2012. The order does not permit the issuance of restricted stock until the Amended Stock Plan is approved by our shareholders. If we receive approval from shareholders for the Amended Stock Plan at the 2012 Annual Meeting of Shareholders, non-employee directors will receive up to 2,000 shares of restricted stock annually and the Compensation Committee, and the full Board, may, in the future, authorize awards of restricted stock under the Amended Plan to officers and employees.

A maximum of 20 percent of our total shares of our common stock issued and outstanding currently are available for awards under the Stock Plan. Under the Amended Stock Plan, no more than 50 percent of the shares of stock reserved for the grant of the awards under the Stock Plan may be restricted stock awards at any time during the term of the Amended Stock Plan. If any shares of restricted stock are awarded, such awards will reduce on a percentage basis the total number of shares of stock for which options may be awarded. If the Company does not issue restricted stock, all shares granted under the Amended Stock Plan would be subject to stock options. No more than 1,000,000 shares of our common stock may be made subject to awards under the Stock Plan or Amended Stock Plan to any individual in any year.

During the year ended December 31, 2011, the Compensation Committee of the Board of Directors of the Company did not grant any stock options. On August 3, 2011, the Compensation Committee decided that it would not award stock options pursuant to the Stock Plan through the first quarter of 2012. The Compensation Committee also decided that any future grants of options, if they occur, would not be awarded at a price below net asset value per share.

During the years ended December 31, 2010, and 2009, the Compensation Committee approved individual non-qualified stock option ("NQSO") awards for certain officers and employees of the Company. The terms and conditions of the stock options granted were determined by the Compensation Committee and set forth in award agreements between the Company and each award recipient.

The option grants during the years ended December 31, 2010, and 2009, were as follows:

	No. of Options
Grant Date	Granted	Option Type	Vesting Period	Exercise Price[1]

May 12, 2010	150,000	NQSO	05/11 to 05/13	$4.84
March 18, 2010	150,000	NQSO	03/11 to 03/13	$4.75
November 11, 2009	200,000	NQSO	11/10 to 11/12	$4.49
May 13, 2009	200,000	NQSO	11/09 to 05/13	$4.46
March 18, 2009	329,999	NQSO	03/10 to 03/13	$3.75

1 The exercise price for the grants was the closing price of our shares of common stock as quoted on the Nasdaq Global Market on the date of grant.

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

The assumptions used in the calculation of fair value of the NQSOs granted on March 18, 2010, and May 12, 2010, using the Black-Scholes-Merton model for the expected term was as follows:

							Weighted
							Average
			Expected	Expected	Expected	Risk-Free	Fair
		Number of	Term in	Volatility	Dividend	Interest	Value Per
Type of Award	Term	Options Granted	Yrs	Factor	Yield	Rates	Share

March 18, 2010 Non-qualified stock options	5 Years	150,000	3.50	63.1%	0%	1.77%	$2.20

May 12, 2010 Non-qualified stock options	5 Years	150,000	3.50	62.3%	0%	1.64%	$2.21

Total		300,000					$2.21

For the years ended December 31, 2011, December 31, 2010, and December 31, 2009, the Company recognized $1,894,800, $2,088,091 and $3,089,520, respectively, of compensation expense in the Consolidated Statement of Operations. As of December 31, 2011, there was approximately $2,034,561 of unrecognized compensation cost related to unvested stock option awards. This cost is expected to be recognized over a weighted-average period of approximately one year.

For the year ended December 31, 2011, a total of 122,437 options were exercised for total proceeds to the Company of $491,058. For the year ended December 31, 2010, a total of 18,571 options were exercised for total proceeds to the Company of $69,641. For the year ended December 31, 2009, a total of 112,520 options were exercised for total proceeds to the Company of $421,950.

The grant date fair value of options vested during the years ended December 31, 2011, December 31, 2010, and December 31, 2009, was $1,863,330, $2,144,123 and $3,821,871, respectively.

A summary of the changes in outstanding stock options for the year ended December 31, 2011, is as follows:

			Weighted	Weighted Average
		Weighted	Average	Remaining	Aggregate
		Average	Grant Date	Contractual	Intrinsic
	Shares	Exercise Price	Fair Value	Term (Years)	Value

Options Outstanding at January 1, 2011	3,860,748	$7.81	$4.76	5.60	$125,208

Granted	0	$0	$0	0

Exercised	(122,437)	$4.01	$1.67	0

Forfeited or Expired	(349,194)	$5.98	$3.12	0

Options Outstanding at December 31, 2011	3,389,117	$8.13	$5.04	4.96	$0

Options Exercisable at December 31, 2011	2,656,282	$8.42	$5.23	5.03	$0

Options Exercisable and Expected to be Exercisable at December 31, 2011	3,367,743	$8.12	$5.02	4.97	$0

The aggregate intrinsic value in the table above with respect to options outstanding, exercisable and expected to be exercisable, is calculated as the difference between the Company's closing stock price of $3.46 on the last trading day of 2011 and the exercise price, multiplied by the number of in-the-money options. This amount represents the total pre-tax intrinsic value that would have been received by the option holders had all options been fully vested and all option holders exercised their awards on December 31, 2011.

At December 31, 2011, there were 732,835 unvested options with a weighted average grant date fair value of $4.36. At December 31, 2010, there were 1,222,743 unvested options with a weighted average grant date fair value of $4.14. At December 31, 2009, there were 1,742,155 unvested options with a weighted average grant date fair value of $4.31.

During the year ended December 31, 2011, a total of 489,914 options vested having a weighted average grant date fair value of $3.80.

For the twelve months ended December 31, 2011, the aggregate intrinsic value of the 122,437 options exercised was $142,842. For the twelve months ended December 31, 2010, the aggregate intrinsic value of the 18,571 options exercised was $13,836. For the twelve months ended December 31, 2009, the aggregate intrinsic value of the 112,520 options exercised was $295,671.

Unless the Amended Stock Plan is approved by the shareholders, the Stock Plan will expire on May 4, 2016. The expiration of the Stock Plan will not by itself adversely affect the rights of plan participants under awards that are outstanding at the time the Stock Plan expires. Our Board of Directors may terminate, modify or suspend the plan at any time, provided that no modification of the plan will be effective unless and until any required shareholder approval has been obtained. The Board of Directors may terminate, modify or amend any outstanding award under the Stock Plan at any time, provided that in such event, the award holder may exercise any vested options prior to such termination of the Stock Plan or award.

NOTE 8. DISTRIBUTABLE EARNINGS

As of December 31, 2011, December 31, 2010, and December 31, 2009, there were no distributable earnings. The difference between the book basis and tax basis components of distributable earnings is primarily nondeductible deferred compensation and net operating losses.

The Company did not declare dividends for the years ended December 31, 2011, 2010 or 2009.

NOTE 9. EMPLOYEE BENEFITS

401(k) Plan

We adopted a 401(k) Plan covering substantially all of our employees. Matching contributions to the plan are at the discretion of the Compensation Committee. For the year ended December 31, 2011, the Compensation Committee approved a 100 percent match which amounted to $181,500. The 401(k) Company match for the years ended December 31, 2010, and 2009, was $176,000 and $181,200, respectively.

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

The plan is unfunded and has no assets. The following disclosures about changes in the benefit obligation under our plan to provide medical and dental insurance for retirees are as of the measurement date of December 31:

	2011	2010

Accumulated Postretirement Benefit Obligation at Beginning of Year	$1,054,875	$993,641
Service Cost	101,787	119,939
Interest Cost	59,001	55,662
Actuarial (Gain)/Loss	521,184	(85,027)
Benefits Paid	(25,755)	(29,340)

Accumulated Postretirement Benefit Obligation at End of Year	$1,711,092	$1,054,875

In accounting for the plan, the assumption made for the discount rate was 4.53 percent and 5.68 percent for the years ended December 31, 2011, and 2010, respectively. The assumed health care cost trend rates in 2011 were nine percent grading to five percent over eight years for medical and five percent per year for dental. The assumed health care cost trend rates in 2010 were nine percent grading to five percent over eight years for medical and five percent per year for dental. The effect on disclosure information of a one percentage point change in the assumed health care cost trend rate for each future year is shown below.

	1% Decrease	Assumed	1% Increase
	in Rates	Rates	in Rates

Aggregated Service and Interest Cost	$126,299	$160,788	$207,151

Accumulated Postretirement Benefit Obligation	$1,349,597	$1,711,092	$2,203,266

The net periodic postretirement benefit cost for the year is determined as the sum of service cost for the year, interest on the accumulated postretirement benefit obligation and amortization of the transition obligation (asset) less previously accrued expenses over the average remaining service period of employees expected to receive plan benefits. The following is the net periodic postretirement benefit cost for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009

Service Cost	$101,787	$119,939	$113,450

Interest Cost on Accumulated Postretirement Benefit Obligation	59,001	55,662	47,629

Amortization of Transition Obligation	0	0	0

Amortization of Net (Gain)/Loss	(7,995)	(2,863)	(4,103)

Net Periodic Post Retirement Benefit Cost	$152,793	$172,738	$156,976

The Company estimates the following benefits to be paid in each of the following years:

2012	$17,788
2013	$19,516
2014	$21,296
2015	$23,959
2016	$27,981
2017 through 2021	$226,979

For the year ended December 31, 2011, net unrecognized actuarial losses, which resulted primarily from the decrease in the discount rate, revised mortality rates and the potential impact of the Patient Protection and Affordable Care Act, increased by $529,179, which represents $521,184 of actuarial losses arising during the year and a $7,995 reclassification adjustment that decreased the net periodic benefit cost for the year.

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

Executive Mandatory Retirement Benefit Plan

On May 5, 2011, the Board of Directors of Harris & Harris Group, Inc., terminated the Amended and Restated Executive Mandatory Retirement Benefit Plan. The plan was adopted in 2003 in order to begin planning for eventual management succession for individuals who are employed by us in a bona fide executive or high policy-making position. The plan provided benefits required by age discrimination laws as a result of the Company’s policy of mandatory retirement when such individuals attained the age of 65. Our former President accrued benefits under this plan prior to his retirement, and the termination of this plan has no impact on his accrued benefits. At December 31, 2011, and 2010, we had $243,635 and $216,622, respectively, accrued for benefits for this former employee under the plan.

NOTE 10. INCOME TAXES

We filed for the 1999 tax year to elect treatment as a RIC under Subchapter M of the Code and qualified for the same treatment for the years 2000 through 2011. However, there can be no assurance that we will qualify as a RIC for 2012 or subsequent years.

In the case of a RIC that furnishes capital to development corporations, there is an exception to the rule relating to the diversification of investments required to qualify for RIC treatment. This exception is available only to registered investment companies that the SEC determines to be principally engaged in the furnishing of capital to other corporations that are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available ("SEC Certification"). We have received SEC Certification since 1999, including for 2010, but it is possible that we may not receive SEC Certification in future years. We qualified as a RIC in 2011 even without SEC Certification.

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

For federal tax purposes, the Company’s 2008 through 2011 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. Generally, for state tax purposes, the Company’s 2007 through 2011 tax years remain open for examination by the tax authorities under a four-year statute of limitations.

During 2011, the Company recorded a consolidated expense of $6,922 in federal, state and local income taxes. At December 31, 2011, we had $0 accrued for federal, state and local taxes payable by the Company.

We pay federal, state and local taxes on behalf of our wholly owned subsidiary, Harris & Harris Enterprises, Inc., which is taxed as a C Corporation. For the years ended December 31, 2011, 2010, and 2009, our income tax expense (benefit) for Harris & Harris Enterprises, Inc., was $5,896, $2,660, $(2,960), respectively.

Tax expense (benefit) included in the Consolidated Statement of Operations consists of the following:

	2011	2010	2009

Current	$6,922	$4,461	$(753)

Total income tax expense (benefit)	$6,922	$4,461	$(753)

The Company realized short- and long-term capital gains of $2,265,723 in 2011. The Company offset these gains with capital loss carryforwards and neither owed federal income taxes on the gain nor was required to distribute any portion of this gain to shareholders.

On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Act”) was enacted, which changed various technical rules governing the tax treatment of RICs. The changes are generally effective for taxable years beginning after the date of enactment. One of the more prominent changes addresses capital loss carryforwards. Under the Act, the Company will be permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short term as permitted under previous regulation.

As of December 31, 2011, we had no post-enactment loss carryforwards under the provisions of the Act. As of December 31, 2011, we had pre-enactment loss carryforwards totaling $25,687,077, expiring as follows: 2016 - $3,121,224; 2017 - $12,610,867; 2018 - $9,954,986. We had no post-October losses in 2011.

Continued qualification as a RIC requires us to satisfy certain investment asset diversification requirements in future years. Our ability to satisfy those requirements may not be controllable by us. There can be no assurance that we will qualify as a RIC in subsequent years.

NOTE 11. COMMITMENTS AND CONTINGENCIES

On December 28, 2011, the Asahi Kasei Group completed its acquisition of Crystal IS, Inc. As of December 31, 2011, approximately $288,000 in proceeds from the transaction is held in escrow to cover potential indemnity claims, working capital shortfalls and the expenses of the stockholder agent. The majority of this amount will be held in escrow for a period of 15 months from the date of the transaction. If claims are made related to certain intellectual property and patents included in the transaction that exceed the escrow amounts withheld, additional claims could be made seeking funds from the former stockholders, including the Company. This special indemnity provision is capped, in aggregate, across all former stockholders at $10,250,000 through March 28, 2013, and is capped at $5 million through December 28, 2013, when the claim period expires. As of December 31, 2011, no such claims had been incurred.

On January 21, 2010, we moved our corporate headquarters from 111 West 57th Street in New York City to 1450 Broadway in New York City. The lease and sublease for our offices at 111 West 57th Street expired on April 17, 2010 and on April 29, 2010, respectively. Total rent expense for the office space at 111 West 57th Street was $57,951 in 2010 and $191,399 in 2009. Our rent expense in 2010 of $57,951 included $47,094 of real estate tax escalation charges from 2003 to 2010 paid on the office space at 111 West 57th Street.

On September 24, 2009, we signed a ten-year lease for approximately 6,900 square feet of office space located at 1450 Broadway, New York, New York. The lease commenced on January 21, 2010, with these offices replacing our corporate headquarters previously located at 111 West 57th Street in New York City. The base rent is $36 per square foot with a 2.5 percent increase per year over the 10 years of the lease, subject to a full abatement of rent for four months and a rent credit for six months throughout the lease term. The lease expires on December 31, 2019. Total rent expense for this office space in New York City was $230,302 in 2011 and $215,319 in 2010. Future minimum lease payments in each of the following years are: 2012 - $238,885; 2013 - $244,857; 2014 - $250,979; 2015 - $280,673; 2016 - $287,690; and thereafter for the remaining term – an aggregate of $906,948.

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

On July 1, 2008, we signed a five-year lease for office space at 420 Florence Street, Suite 200, Palo Alto, California, commencing on August 1, 2008, and expiring on August 31, 2013. Total rent expense for this office space in Palo Alto was $132,831 in 2011, $128,962 in 2010, and $125,205 in 2009. Future minimum lease payments in each of the following years are: 2012 - $136,816 and 2013 - $93,135.

On April 26, 2011, we signed a one-year lease for office space at 530 Lytton Avenue, 2nd Floor, Palo Alto, California, commencing on July 1, 2011, and expiring on June 30, 2012. Total rent expense for this office space in Palo Alto was $13,354 in 2011. Future minimum lease payments in 2012 are $13,354.

In the ordinary course of business, we indemnify our officers and directors, subject to certain regulatory limitations, for loss or liability related to their service on behalf of the Company, including serving on the Boards of Directors or as officers of portfolio companies. At December 31, 2011, and 2010, we believe our estimated exposure is minimal, and accordingly we have no liability recorded.

NOTE 12. CAPITAL TRANSACTIONS

On October 9, 2009, we closed a public follow-on offering of 4,887,500 shares of our common stock at a price of $4.75 per share to the public. The net proceeds of this offering, after deducting underwriting discounts and offering costs of $2,000,413, were $21,215,212.

NOTE 13. CHANGE IN NET ASSETS PER SHARE

The following table sets forth the computation of basic and diluted per share net increases (decreases) in net assets resulting from operations for the twelve months ended December 31, 2011, 2010, and 2009.

	2011	2010	2009

Numerator for (decrease) increase in net assets per share	$(3,541,363)	$10,586,850	$(148,465)

Denominator for basic weighted average shares	30,980,221	30,866,239	27,025,995

Basic net (decrease) increase in net assets per share resulting from operations	$(0.12)	$0.34	$(0.01)

Denominator for diluted weighted average shares	30,980,221	30,896,630	27,025,995

Diluted net (decrease) increase in net assets per share resulting from operations	$(0.12)	$0.34	$(0.01)

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

NOTE 14. SUBSEQUENT EVENTS

In January 2012, we closed our written call option position in Solazyme, Inc., expiring on March 17, 2012, for a payment of $159,000. In January 2012, we sold 3,000 written call option contracts on Solazyme expiring in June 2012, with a strike price of $15. We received premiums of approximately $291,000 for these contracts.

In January and February 2012, we sold 2,000 written call option contracts on Solazyme, expiring in September 2012, with a strike price of $17.50. We received premiums of approximately $133,500 for these contracts.

In January and February 2012, we sold 250 written call option contracts on NeoPhotonics Corporation, expiring in August 2012, with a strike price of $7.50. We received premiums of approximately $14,500 for these contracts.

On January 19, 2012, the Company made a $480,000 follow-on investment in a privately held, equity-focused portfolio company.

On January 25, 2012, the Company made a $109,433 follow-on investment in a privately held, equity-focused portfolio company.

On February 29, 2012, the Company made a $434,784 follow-on investment in a privately held, equity-focused portfolio company.

On March 5, 2012, the Company made an $815,000 new investment in OpGen, Inc., a privately held, equity-focused portfolio company.

In the first quarter of 2012, one of our portfolio companies received a non-binding letter of interest for the potential acquisition of the company. As of March 13, 2012, the discussion between these two companies is ongoing, and there can be no assurance that these companies will reach mutually acceptable terms to consummate a transaction.

Also in the first quarter of 2012, three of our companies have commenced planning for and/or began the process of hiring bankers to pursue potential sales and/or IPOs of those companies. As of March 13, 2012, these efforts are ongoing, and there can be no assurance that either of these companies will be able to consummate either type of transaction.

NOTE 15. SELECTED QUARTERLY DATA (UNAUDITED)

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total investment income	$136,824	$187,826	$202,527	$175,588

Net operating loss	$(1,835,303)	$(1,806,393)	$(2,118,158)	$(2,578,511)

Net increase (decrease) in net assets resulting from operations	$(1,126,159)	$21,222,221	$(33,084,607)	$9,447,182

Net increase (decrease) in net assets resulting from operations per average outstanding share	$(0.04)	$0.68	$(1.07)	$0.31

	2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total investment (loss) income	$79,073	$129,208	$140,445	$97,312

Net operating loss	$(2,112,678)	$(1,953,949)	$(1,768,864)	$(1,720,316)

Net increase (decrease) in net assets resulting from operations	$1,687,731	$2,150,952	$(454,032)	$7,202,199

Net increase (decrease) in net assets resulting from operations per average outstanding share	$0.05	$0.07	$(0.01)	$0.23

HARRIS & HARRIS GROUP, INC.
FINANCIAL HIGHLIGHTS

	Year Ended	Year Ended	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Per Share Operating Performance

Net asset value per share, beginning of year	$4.76	$4.35	$4.24

Net operating loss*	(0.27)	(0.25)	(0.32)
Net realized gain (loss) on investments*	0.08	(0.12)	(0.42)
Net increase in unrealized appreciation as a result of sales*	0.00	0.12	0.41
Net increase in unrealized appreciation on investments held*(1)	0.07	0.59	0.32
Total from investment operations*	(0.12)	0.34	(0.01)

Net increase as a result of stock-based compensation expense*	0.06	0.07	0.11
Net increase as a result of proceeds from exercise of options	0.00	0.00	0.00
Net increase (decrease) as a result of stock offering, net of offering expenses	0.00	0.00	0.01
Total increase from capital stock transactions	0.06	0.07	0.12

Net asset value per share, end of year	$4.70	$4.76	$4.35

Stock price per share, end of year	$3.46	$4.38	$4.57

Total return based on stock price	(21.0)%	(4.16)%	15.7%

Supplemental Data:

Net assets, end of year	$145,698,407	$146,853,912	$134,158,258

Ratio of expenses to average net assets	6.1%	5.7%	7.8%

Ratio of net operating loss to average net assets	(5.6)%	(5.4)%	(7.6)%

Average debt outstanding	$1,254,247	$0.00	$0.00

Average debt per share	$0.04	$0.00	$0.00

Cash dividends paid per share	$0.00	$0.00	$0.00

Taxes payable on behalf of shareholders on the deemed dividend per share	$0.00	$0.00	$0.00

Number of shares outstanding, end of year	31,000,601	30,878,164	30,859,593

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

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the Exchange Act). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures. As of December 31, 2011, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management's Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm, on the Company’s internal control over financial reporting, is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2011 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information set forth under the captions "Nominees," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Audit Committee" in our Proxy Statement for the Annual Meeting of Shareholders to be held June 7, 2012, to be filed pursuant to Regulation 14A under the Exchange Act (the "2012 Proxy Statement"), is herein incorporated by reference.

We have adopted a Code of Conduct for Directors and Employees, which also applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Treasurer and Controller, which is posted on our website at http://ir.hhvc.com/governance.cfm.

The Board of Directors has determined that W. Dillaway Ayres, Jr., Dugald A. Fletcher, Lucio L. Lanza, and Richard P. Shanley are all "Audit Committee Financial Experts" serving on our Audit Committee. Messrs. Ayres, Fletcher, Lanza, and Shanley are independent as defined under Section 2(a)(19) of the 1940 Act and under the rules of the Nasdaq Stock Market.

Item 11.	Executive Compensation.

The information set forth under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report on Executive Compensation" in the 2012 Proxy Statement is herein incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the caption "How Many Shares Do the Company's Principal Shareholders, Directors and Executive Officers Own?" in the 2012 Proxy Statement is herein incorporated by reference. The "Equity Compensation Plan Information" chart is set forth herein under Item 5.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions "Nominees" and "Related Party Transactions" in the 2012 Proxy Statement is herein incorporated by reference.

Item 14.	Principal Accountant Fees and Services.

The information set forth under the captions "Audit Committee's Pre-Approval Policies" and "Fees Paid to PwC for 2011 and 2010" in the 2012 Proxy Statement is herein incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statements Schedules.

(a)	The following documents are filed as a part of this report:

(1)	Listed below are the financial statements which are filed as part of this report:

•	Consolidated Statements of Assets and Liabilities as of December 31, 2011, and 2010;
•	Consolidated Statement of Operations for the years ended December 31, 2011, 2010, and 2009;
•	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009;
•	Consolidated Statements of Changes in Net Assets for the years ended December 31, 2011, 2010, and 2009;
•	Consolidated Schedule of Investments as of December 31, 2011;
•	Consolidated Schedule of Investments as of December 31, 2010;
•	Footnote to Consolidated Schedule of Investments;
•	Notes to Consolidated Financial Statements; and
•	Financial Highlights for the years ended December 31, 2011, 2010, and 2009.

(2)	No financial statement schedules are required to be filed herewith because (i) such schedules are not required or (ii) the information has been presented in the above financial statements.

(3)	The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Exchange Act.

3.1(a)	Restated Certificate of Incorporation of Harris & Harris Group, Inc., dated September 23, 2005, incorporated by reference as Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 814-00176) filed on March 15, 2011.

3.1(b)*	Certificate of Amendment of the Certificate of Incorporation of Harris & Harris Group, Inc., dated May 19, 2006.

3.1(c)	Certificate of Change of the Certificate of Incorporation of Harris & Harris Group, Inc., dated August 5, 2010, incorporated by reference as Exhibit 3 to Form 8-K (File No. 814-00176) filed on August 6, 2010.

3.2	Restated By-laws, incorporated by reference as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 814-00176) filed on March 16, 2009.

4	Form of Specimen Certificate of Common Stock, incorporated by reference as Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 814-00176) filed on March 16, 2009.

10.1	Custody Agreement by and between Harris & Harris Group, Inc. and Union Bank, dated March 11, 2011, incorporated by reference as Exhibit 10.1 to the Company's Form 8-K (File No. 814-00176) filed on March 14, 2011.

10.2	Custody Agreement by and between Harris & Harris Group, Inc. and TD Bank, N.A., dated February 24, 2011, incorporated by reference as Exhibit 10.2 to the Company's Form 8-K (File No. 814-00176) filed on February 24, 2011.

10.3	Revolving Loan Agreement by and between Harris & Harris Group, Inc. and TD Bank, N.A., dated February 24, 2011, incorporated by reference as Exhibit 10.1 to the Company's Form 8-K (File No. 814-00176) filed on February 24, 2011.

10.4	Amendment No. 1 to the Revolving Loan Agreement by and between Harris & Harris Group, Inc. and TD Bank, N.A., dated June 21, 2011, incorporated by reference as Exhibit 10.1 to the Company's Form 8-K (File No. 814-00176) filed on June 21, 2011.

10.5	Form of Indemnification Agreement which has been established with all directors and executive officers of the Company, incorporated by reference as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 814-00176) filed on March 16, 2009.

10.6*	Harris & Harris Group, Inc. 2006 Equity Incentive Plan.

10.7	Form of Non-Qualified Stock Option Agreement, incorporated by reference as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 814-00176) filed on March 16, 2009.

10.8	Lease Agreement, dated September 24, 2009, between Rosh 1450 Properties LLC and Harris & Harris Group, Inc., incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00176) filed on September 24, 2009.

10.9	Lease dated July 1, 2008 by and between Jack Rominger, Tommie Plemons and Dale Denson as Lessor and Harris & Harris Group, Inc., a New York corporation, as Lessee, incorporated by reference as Exhibit 10.1 to the Company's Form 10-Q (File No. 814-00176) filed on November 7, 2008.

10.10*	Sublease dated February 2, 2012, by and between H&H Ventures Management, Inc. and Capriza, Inc.

10.11*	Harris & Harris Group, Inc. Employee Stock Purchase Plan.

14.1	Code of Conduct for Directors and Employees of Harris & Harris Group, Inc., incorporated by reference as Exhibit 14.1 to the Company's Form 10-K for the year ended December 31, 2009 (File No. 814-00176) filed on March 15, 2010.

31.01*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRIS & HARRIS GROUP, INC.

Date: March 14, 2012	By:	/s/ Douglas W. Jamison
Douglas W. Jamison
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Douglas W. Jamison	Chairman of the Board	March 14, 2012
Douglas W. Jamison	and Chief Executive Officer

/s/ Daniel B. Wolfe	Chief Financial Officer	March 14, 2012
Daniel B. Wolfe

/s/ Patricia N. Egan	Chief Accounting Officer	March 14, 2012
Patricia N. Egan	and Senior Controller

/s/ W. Dillaway Ayres, Jr.	Director	March 14, 2012
W. Dillaway Ayres, Jr.

/s/ Phillip A. Bauman	Director	March 14, 2012
Phillip A. Bauman

/s/ Dugald A. Fletcher	Director	March 14, 2012
Dugald A. Fletcher

/s/ Lucio L. Lanza	Director	March 14, 2012
Lucio L. Lanza

/s/ Lori D. Pressman	Director	March 14, 2012
Lori D. Pressman

/s/ Charles E. Ramsey	Director	March 14, 2012
Charles E. Ramsey

/s/ James E. Roberts	Director	March 14, 2012
James E. Roberts

/s/ Richard P. Shanley	Director	March 14, 2012
Richard P. Shanley

/s/ Bruce W. Shewmaker	Director	March 14, 2012
Bruce W. Shewmaker

EXHIBIT INDEX

The following exhibits are filed with this report in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit No.	Description

3.1(b)	Certificate of Amendment of the Certificate of Incorporation of Harris & Harris Group, Inc., dated May 19, 2006.

10.6	Harris & Harris Group, Inc. 2006 Equity Incentive Plan.

10.10	Sublease dated February 2, 2012, by and between H&H Ventures Management, Inc. and Capriza, Inc.

10.11	Harris & Harris Group, Inc. Employee Stock Purchase Plan.

31.01	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

