Form 10-Q
period 2012-03-31
HARRIS & HARRIS GROUP INC /NY/
filed 2012-05-10
CIK 893739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes         ☐                       No         ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         ☐                       No         ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2012
Common Stock, $0.01 par value per share	31,000,601 shares

Harris & Harris Group, Inc.

Form 10-Q, March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

The information furnished in the accompanying consolidated financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim period presented.

Harris & Harris Group, Inc.® (the "Company," "us," "our" and "we"), is an internally managed venture capital company that has elected to operate as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). Certain information and disclosures normally included in the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted as permitted by Regulation S-X and Regulation S-K. Accordingly, they do not include all information and disclosures necessary for a fair presentation of our financial position, results of operations and cash flows in conformity with GAAP. The results of operations for any interim period are not necessarily indicative of the results for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments, in portfolio securities at value:
Unaffiliated privately held companies
(cost: $24,526,018 and $23,794,145, respectively)	$23,905,766	$23,748,247
Unaffiliated rights to milestone payments
(adjusted cost basis: $3,291,750 and $3,291,750, respectively)	3,352,886	3,362,791
Unaffiliated publicly traded securities
(cost: $12,743,787 and $12,743,787, respectively)	35,842,490	29,484,527
Non-controlled affiliated privately held companies
(cost: $51,561,364 and $48,968,029, respectively)	51,654,833	47,601,785
Non-controlled affiliated publicly traded companies
(cost: $2,000,000 and $2,000,000, respectively)	1,973,334	1,973,334
Controlled affiliated privately held companies
(cost: $12,978,141 and $12,518,936, respectively)	7,324,325	6,877,566
Total, investments in private portfolio companies, rights to milestone payments and public securities at value
(cost: $107,101,060 and $103,316,647, respectively)	$124,053,634	$113,048,250
Cash	29,826,853	33,841,394
Restricted funds (Note 3)	1,500,000	1,512,031
Funds held in escrow from sales of investments, at value (Note 3)	615,257	1,064,234
Receivable from portfolio company	27,620	37,331
Interest receivable	7,787	14,635
Prepaid expenses	333,745	398,858
Other assets	417,847	426,920
Total assets	$156,782,743	$150,343,653

LIABILITIES & NET ASSETS

Post retirement plan liabilities	$1,713,595	$1,660,958
Revolving loan (Note 5)	1,500,000	1,500,000
Accounts payable and accrued liabilities	917,989	906,910
Deferred rent	371,299	378,980
Written call options payable (premiums received: $454,665 and $315,000, respectively) (Note 7)	547,500	195,000
Debt interest and other payable	5,946	3,398
Total liabilities	5,056,329	4,645,246

Net assets	$151,726,414	$145,698,407

Net assets are comprised of:
Preferred stock, $0.10 par value, 2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares authorized at 3/31/12 and 12/31/11; 32,829,341 issued at 3/31/12 and 12/31/11	328,294	328,294
Additional paid in capital (Note 8)	210,918,193	210,470,369
Accumulated net operating and realized loss	(72,974,281)	(71,546,328)
Accumulated unrealized appreciation of investments	16,859,739	9,851,603
Treasury stock, at cost (1,828,740 shares at 3/31/12 and 12/31/11)	(3,405,531)	(3,405,531)

Net assets	$151,726,414	$145,698,407

Shares outstanding	31,000,601	31,000,601

Net asset value per outstanding share	$4.89	$4.70

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Investment income:
Interest from:
Unaffiliated companies	$50,064	$45,484
Non-controlled affiliated companies	42,812	28,315
Controlled affiliated companies	27,342	35,507
Cash and U.S. Treasury obligations	6,312	12,471
Miscellaneous income	34,360	15,047
Total investment income	160,890	136,824

Expenses:
Salaries, benefits and stock-based compensation (Note 8)	1,389,391	1,239,098
Administration and operations	356,684	256,558
Professional fees	273,343	247,848
Rent	98,443	89,500
Directors' fees and expenses	95,826	98,781
Custody fees	10,855	24,000
Depreciation	13,953	12,564
Interest and other debt expense	11,776	3,778
Total expenses	2,250,271	1,972,127

Net operating loss	(2,089,381)	(1,835,303)

Net realized gain (loss):
Realized gain (loss) from investments:
Unaffiliated companies	476,887	7,534,340
Non-controlled affiliated companies	27,616	0
Written call options	165,000	0
Realized gain from investments	669,503	7,534,340

Income tax expense (Note 9)	8,075	2,290
Net realized gain from investments	661,428	7,532,050

Net increase (decrease) in unrealized appreciation on investments:
Change as a result of investment sales	0	(7,467,614)
Change on investments held	7,220,971	644,708
Change on written call options	(212,835)	0
Net increase (decrease) in unrealized appreciation on investments	7,008,136	(6,822,906)

Net increase (decrease) in net assets resulting from operations:

Total	$5,580,183	$(1,126,159)

Per average basic and diluted outstanding share	$0.18	$(0.04)

Average outstanding shares - basic	31,000,601	30,918,981

Average outstanding shares - diluted	31,006,926	30,918,981

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
		(Corrected)
Cash flows (used in) provided by operating activities:
Net increase (decrease) in net assets resulting from operations	$5,580,183	$(1,126,159)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized gain and unrealized appreciation on investments	(7,677,639)	(711,434)
Depreciation of fixed assets, amortization of premium or discount on U.S. government securities, and bridge note interest	(56,603)	(69,815)
Stock-based compensation expense	447,824	427,314

Changes in assets and liabilities:
Purchase of U.S. government securities	0	(59,188,063)
Sale of U.S. government securities	0	58,245,613
Investment in affiliated portfolio companies	(2,985,307)	(272,369)
Investment in unaffiliated portfolio companies	(820,473)	(2,262,305)
Proceeds from sale of investments	953,480	7,931,470
Proceeds from call option premiums	454,665	0
Payments for call option purchases	(159,000)	0
Principal payments received on debt investments	100,922	20,876
Restricted funds	12,031	(1,250,001)
Receivable from unsettled trade	0	(115,143)
Receivable from portfolio company	9,711	(4,500)
Interest receivable	6,848	17,198
Prepaid expenses	65,113	57,634
Other assets	0	13,067
Post retirement plan liabilities	52,637	29,409
Accounts payable and accrued liabilities	11,079	(167,738)
Deferred rent	(7,681)	(5,397)
Other liabilities	2,548	0

Net cash (used in) provided by operating activities	(4,009,662)	1,569,657

Cash flows from investing activities:
Purchase of fixed assets	(4,879)	0

Net cash used in investing activities	(4,879)	0

Cash flows from financing activities:
Proceeds from stock option exercises (Note 8)	0	477,678
Proceeds from drawdown of credit facility (Note 5)	0	1,250,000

Net cash provided by financing activities	0	1,727,678

Net (decrease) increase in cash:
Cash at beginning of the period	33,841,394	3,756,919
Cash at end of the period	29,826,853	7,054,254

Net (decrease) increase in cash	$(4,014,541)	$3,297,335

Supplemental disclosures of cash flow information:
Income taxes paid	$8,075	$2,290
Interest paid	$3,748	$0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended	Year Ended
	March 31, 2012	December 31, 2011
	(Unaudited)

Changes in net assets from operations:

Net operating loss	$(2,089,381)	$(8,338,365)
Net realized gain on investments	661,428	2,449,705
Net increase in unrealized appreciation on investments as a result of sales	0	74,649
Net increase in unrealized appreciation on investments held	7,220,971	2,152,648
Net (decrease) increase in unrealized appreciation on written call options	(212,835)	120,000

Net increase (decrease) in net assets resulting from operations	5,580,183	(3,541,363)

Changes in net assets from capital stock transactions:

Issuance of common stock upon the exercise of stock options	0	1,224
Additional paid in capital on common stock issued net of offering expenses	0	489,834
Stock-based compensation expense	447,824	1,894,800

Net increase in net assets resulting from capital stock transactions	447,824	2,385,858

Net increase (decrease) in net assets	6,028,007	(1,155,505)

Net Assets:

Beginning of the period	145,698,407	146,853,912

End of the period	$151,726,414	$145,698,407

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2012 (Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3)(4)(5)(6) – 41.6% of net assets at value

Private Placement Portfolio (Illiquid) – 15.8% of net assets at value

Bridgelux, Inc. (7)(8)		Energy
Manufacturing high-power light emitting diodes (LEDs) and arrays
Series B Convertible Preferred Stock	(M)		$1,000,000	1,861,504	$2,213,782
Series C Convertible Preferred Stock	(M)		1,352,196	2,130,699	2,721,847
Series D Convertible Preferred Stock	(M)		1,371,622	999,999	1,670,641
Series E Convertible Preferred Stock	(M)		730,369	440,334	824,941
Series E-1 Convertible Preferred Stock	(M)		534,482	399,579	644,518
Warrants for Series C Convertible Preferred Stock expiring 12/31/14	( I )		168,270	163,900	114,526
Warrants for Series D Convertible Preferred Stock expiring 8/26/14	( I )		88,531	124,999	81,914
Warrants for Series D Convertible Preferred Stock expiring 3/10/15	( I )		40,012	41,666	27,304
Warrants for Series E Convertible Preferred Stock expiring 12/31/17	( I )		108,867	170,823	112,590
Warrant for Common Stock expiring 10/21/18	( I )		18,816	84,846	2,234
			5,413,165		8,414,297

Cambrios Technologies Corporation (7)(9)		Electronics
Developing nanowire-enabled electronic
materials for the display industry
Series B Convertible Preferred Stock	(M)		1,294,025	1,294,025	720,672
Series C Convertible Preferred Stock	(M)		1,300,000	1,300,000	724,000
Series D Convertible Preferred Stock	(M)		515,756	515,756	870,338
Series D-2 Convertible Preferred Stock	(M)		92,400	92,400	86,625
			3,202,181		2,401,635

Cobalt Technologies, Inc. (7)(9)(10)		Energy
Developing processes for making bio-
butanol through biomass fermentation
Series C-1 Convertible Preferred Stock	(M)		749,998	352,112	0
Series D-1 Convertible Preferred Stock	(M)		122,070	48,828	0
			872,068		0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2012 (Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3)(4)(5)(6) – 41.6% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 15.8% of net assets at value (Cont.)

Ensemble Therapeutics Corporation (7)(9)(11)		Healthcare
Developing DNA-Programmed ChemistryTM for the discovery of new classes of therapeutics
Series B Convertible Preferred Stock	(M)		$2,000,000	1,449,275	$0
Secured Convertible Bridge Note, 8%, acquired 9/11/08	(M)		321,469	$250,211	1,052,408
Secured Convertible Bridge Note, 8%, acquired 12/10/09	(M)		57,912	$48,868	200,670
Secured Convertible Bridge Note, 8%, acquired 1/25/12	(M)		111,040	$109,400	430,629
			2,490,421		1,683,707

GEO Semiconductor Inc. (12)		Electronics
Developing programmable, high-performance
video and geometry processing solutions
Participation Agreement with Montage
Capital relating to the following assets:
Senior secured debt, 13.75%, maturing on 4/30/12	( I )		377,392	$468,950	440,750
Warrants for Series A Pref. Stock expiring on 9/17/17	( I )		66,684	100,000	64,792
Warrants for Series A-1 Pref. Stock expiring on 6/30/18	( I )		23,566	34,500	22,737
Loan and Security Agreement with GEO Semiconductor
relating to the following assets:
Subordinated secured debt, 15.75%, maturing on 4/30/12	( I )		109,352	$125,000	124,665
Warrants for Series A Pref. Stock expiring on 3/1/18	( I )		7,512	10,000	6,064
Warrants for Series A-1 Pref. Stock expiring on 6/29/18	( I )		7,546	10,000	6,083
			592,052		665,091

Molecular Imprints, Inc. (7)(13)		Electronics
Manufacturing nanoimprint
lithography capital equipment
Series B Convertible Preferred Stock	(M)		2,000,000	1,333,333	1,789,108
Series C Convertible Preferred Stock	(M)		2,406,595	1,285,071	2,138,498
Non-Convertible Bridge Note	( I )		0	0	3,033,338
			4,406,595		6,960,944

Nanosys, Inc. (7)(14)		Energy
Developing inorganic nanowires and quantum dots for use in batteries and LED-backlit devices
Series C Convertible Preferred Stock	(M)		1,500,000	803,428	255,503
Series D Convertible Preferred Stock	(M)		3,000,003	1,016,950	698,410
Series E Convertible Preferred Stock	(M)		496,573	433,688	496,573
			4,996,576		1,450,486

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2012 (Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3)(4)(5)(6) – 41.6% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 15.8% of net assets at value (Cont.)

NanoTerra, Inc. (9)		Energy
Developing surface chemistry and nano-
manufacturing solutions
Senior secured debt, 12.0%, maturing on 2/22/14	( I )		$288,823	$339,713	$310,800
Senior secured debt, 12.0%, maturing on 2/22/13	( I )		103,732	$122,010	116,815
Warrants for Series A-2 Pref. Stock expiring on 2/22/21	( I )		69,168	446,248	67,395
			461,723		495,010

Nantero, Inc. (7)(9)(14)		Electronics
Developing a high-density, nonvolatile, random access memory chip, enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		489,999	345,070	471,859
Series B Convertible Preferred Stock	(M)		323,000	207,051	287,913
Series C Convertible Preferred Stock	(M)		571,329	188,315	363,432
			1,384,328		1,123,204

OHSO Clean, Inc. (15)(16)		Healthcare
Developing natural, hypoallergenic household cleaning products enabled by nanotechnology-enabled formulations of thyme oil Participation Agreement with Montage Capital relating to the following assets:
Senior secured debt, 13.00%, maturing on 9/30/14	( I )		$615,167	$720,000	619,650
Warrants for Series C Pref. Stock expiring on 3/30/22	( I )		91,742	1,109,333	91,742
			706,909		711,392

Total Unaffiliated Private Placement Portfolio (cost: $24,526,018)					$23,905,766

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2012 (Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Rights to Milestone Payments (Illiquid) – 2.2% of net assets at value

Amgen, Inc. (7)(14)		Healthcare
Rights to Milestone Payments from
Acquisition of BioVex Group, Inc.	( I )		$3,291,750	$3,291,750	$3,352,886

Total Unaffiliated Rights to Milestone Payments (cost: $3,291,750)					$3,352,886

Publicly Traded Portfolio – 23.6% of net assets at value

NeoPhotonics Corporation (14)(17)		Electronics
Developing and manufacturing optical devices and components Common Stock	(M)		$7,299,590	450,907	$2,132,790

Solazyme, Inc. (14)(18)		Energy
Developing algal biodiesel, industrial chemicals and specialty ingredients using synthetic biology Common Stock	(M)		5,444,197	2,304,149	33,709,700

Total Unaffiliated Publicly Traded Portfolio (cost: $12,743,787)					$35,842,490

Total Investments in Unaffiliated Companies (cost: $40,561,555)					$63,101,142

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2012 (Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3)(19) – 35.3% of net assets at value

Private Placement Portfolio (Illiquid) – 34.0% of net assets at value

ABSMaterials, Inc. (7)(9)(14)		Energy
Developing nano-structured absorbent materials for environmental remediation Series A Convertible Preferred Stock	(M)		$435,000	390,000	$1,560,000

Adesto Technologies Corporation (7)(9)		Electronics
Developing low-power, high-performance memory devices
Series A Convertible Preferred Stock	(M)		2,200,000	6,547,619	3,328,635
Series B Convertible Preferred Stock	(M)		2,200,000	5,952,381	3,076,031
Series C Convertible Preferred Stock	(M)		1,485,531	2,122,187	1,271,982
			5,885,531		7,676,648

Contour Energy Systems, Inc. (7)(9)(14)		Energy
Developing batteries using nanostructured materials
Series A Convertible Preferred Stock	(M)		2,009,995	2,565,798	2,504,488
Series B Convertible Preferred Stock	(M)		1,300,000	812,500	1,340,672
Series C Convertible Preferred Stock	(M)		1,200,000	1,148,325	1,271,099
			4,509,995		5,116,259

D-Wave Systems, Inc. (7)(9)(21)		Electronics
Developing high-performance quantum computing systems
Series B Convertible Preferred Stock	(M)		1,002,074	1,144,869	1,493,368
Series C Convertible Preferred Stock	(M)		487,804	450,450	587,567
Series D Convertible Preferred Stock	(M)		1,484,492	1,533,395	2,000,161
Series E Convertible Preferred Stock	(M)		248,049	269,280	351,249
Series F Convertible Preferred Stock	(M)		238,323	258,721	337,476
Warrants for Common Stock expiring 6/30/15	( I )		98,644	153,890	35,346
Secured Convertible Bridge Note, 15%, acquired 12/7/11	(M)		353,631	$337,579	352,785
			3,913,017		5,157,952

Enumeral Biomedical Corp. (7)(9)		Healthcare
Developing therapeutics and diagnostics
through functional assaying of single cells
Series A Convertible Preferred Stock	(M)		1,026,832	957,038	1,110,164

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2012 (Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3)(19) – 35.3% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 34.0% of net assets at value (Cont.)

HzO, Inc. (7)(9)(14)		Electronics
Developing novel industrial coatings that
protect electronics against damage from liquids
Series A Convertible Preferred Stock	(M)		$666,667	4,057,294	$1,130,362
Series B Convertible Preferred Stock	(M)		1,000,000	3,947,888	1,099,882
			1,666,667		2,230,244

Kovio, Inc. (7)(9)(14)		Electronics
Developing semiconductor products using
printed electronics and thin-film technologies
Series A' Convertible Preferred Stock	(M)		5,242,993	2,160,000	1,437,286
Series B' Convertible Preferred Stock	(M)		1,418,540	2,131,827	1,418,539
			6,661,533		2,855,825

Mersana Therapeutics, Inc. (7)(9)		Healthcare
Developing treatments for cancer based
on novel drug delivery polymers
Series A Convertible Preferred Stock	(M)		700,000	68,451	0
Series B Convertible Preferred Stock	(M)		1,542,098	866,500	0
Unsecured Convertible Bridge Note, 10%, acquired 8/5/08	(M)		274,167	$200,000	274,167
Unsecured Convertible Bridge Note, 10%, acquired 2/13/09	(M)		263,500	$200,000	263,500
Unsecured Convertible Bridge Note, 10%, acquired 7/2/09	(M)		319,722	$250,000	319,722
Unsecured Convertible Bridge Note, 10%, acquired 1/19/10	(M)		107,017	$87,500	107,017
Unsecured Convertible Bridge Note, 10%, acquired 2/19/10	(M)		102,590	$84,475	102,590
Unsecured Convertible Bridge Note, 10%, acquired 4/12/11	(M)		328,375	$298,900	328,375
Unsecured Convertible Bridge Note, 10%, acquired 10/28/11	(M)		26,083	$25,000	26,083
Unsecured Convertible Bridge Note, 10%, acquired 11/17/11	(M)		25,944	$25,000	25,944
Unsecured Convertible Bridge Note, 10%, acquired 12/22/11	(M)		25,701	$25,000	25,701
			3,715,197		1,473,099

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2012 (Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3)(19) – 35.3% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 34.0% of net assets at value (Cont.)

Metabolon, Inc. (7)(14)		Healthcare
Developing service and diagnostic products through the use of a metabolomics, or biochemical, profiling platform
Series B Convertible Preferred Stock	(M)		$2,500,000	371,739	$1,951,723
Series B-1 Convertible Preferred Stock	(M)		706,214	148,696	780,689
Series C Convertible Preferred Stock	(M)		1,000,000	1,000,000	1,794,510
Series D Convertible Preferred Stock	(M)		1,499,999	835,882	1,499,999
Warrants for Series B-1 Convertible Preferred Stock expiring 3/25/15	( I )		293,786	74,348	54,919
			5,999,999		6,081,840

Nextreme Thermal Solutions, Inc. (7)(9)(14)		Energy
Developing thin-film thermoelectric devices for cooling and energy conversion Series A Convertible Preferred Stock	(M)		2,192,381	22,027	0
Common Stock	(M)		2,192,381	4,039,985	0
			4,384,762		0

OpGen, Inc. (7)(15)		Healthcare
Developing tools for genomic sequence assembly and analysis Series C Convertible Preferred Stock	(M)		815,000	5,905,797	815,000

Produced Water Absorbents, Inc. (7)(9)(14)		Energy
Developing nano-structured absorbent materials for environmental remediation of contaminated water in the oil and gas industries Series A Convertible Preferred Stock	(M)		1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2012 (Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3)(19) – 35.3% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 34.0% of net assets at value (Cont.)

Senova Systems, Inc. (7)(9)(14)		Healthcare
Developing next-generation sensors to measure pH
Series B Convertible Preferred Stock	(M)		$692,308	692,308	$519,231

SiOnyx, Inc. (7)(9)(14)		Electronics
Developing silicon-based optoelectronic products enabled by its proprietary Black Silicon
Series A Convertible Preferred Stock	(M)		750,000	233,499	160,367
Series A-1 Convertible Preferred Stock	(M)		890,000	2,966,667	2,037,507
Series A-2 Convertible Preferred Stock	(M)		2,445,000	4,207,537	2,889,736
Series B-1 Convertible Preferred Stock	(M)		1,169,561	1,892,836	1,300,000
Series C Convertible Preferred Stock	(M)		1,171,316	1,674,030	1,255,523
Warrants for Series B-1 Convertible Preferred Stock expiring 2/23/17	( I )		130,439	247,350	130,721
Warrants for Common Stock expiring 3/28/17	( I )		84,207	418,507	84,207
			6,640,523		7,858,061

Ultora, Inc. (7)(9)(14)		Energy
Developing energy-storage devices enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		215,000	215,000	$107,500

Xradia, Inc. (7)(14)		Electronics
Designing, manufacturing and selling ultra-high resolution 3D x-ray microscopes and fluorescence imaging systems
Series D Convertible Preferred Stock	(M)		4,000,000	3,121,099	8,093,010

Total Non-Controlled Private Placement Portfolio (cost: $51,561,364)					$51,654,833

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2012 (Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Publicly Traded Portfolio (Illiquid) – 1.3% of net assets at value

Champions Oncology, Inc. (14)(22)		Healthcare
Developing its TumorGraftTM platform for personalized medicine and drug development Common Stock	(M)		$2,000,000	2,666,667	$1,973,334

Total Non-Controlled Affiliated Publicly Traded Portfolio (cost: $2,000,000)					$1,973,334

Total Investments in Non-Controlled Affiliated Companies (cost: $53,561,364)					$53,628,167

Investments in Controlled Affiliated Companies (3)(20) – 4.8% of net assets at value

Private Placement Portfolio (Illiquid) – 4.8% of net assets at value

Ancora Pharmaceuticals Inc. (7)(9)		Healthcare
Developing synthetic carbohydrates for pharmaceutical applications
Common Stock	(M)		$2,729,817	57,463	$0
Series A Convertible Preferred Stock	(M)		3,855,627	3,855,627	3,855,627
Senior Secured Debt, 12.00%, maturing on 12/11/12	( I )		461,306	$500,000	466,730
			7,046,750		4,322,357

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2012 (Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Controlled Affiliated Companies (3)(20) – 4.8% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 4.8% of net assets at value (Cont.)

Laser Light Engines, Inc. (7)(9)		Energy
Manufacturing solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	(M)		$2,000,000	7,499,062	$0
Series B Convertible Preferred Stock	(M)		3,095,802	13,571,848	2,166,379
Secured Convertible Bridge Note, 12%, acquired 10/7/11	(M)		211,638	$200,000	211,638
Secured Convertible Bridge Note, 12%, acquired 11/17/11	(M)		99,929	$95,652	99,929
Secured Convertible Bridge Note, 12%, acquired 12/21/11	(M)		85,379	$82,609	85,379
Secured Convertible Bridge Note, 12%, acquired 3/5/12	(M)		438,643	$434,784	438,643
			5,931,391		3,001,968

Total Controlled Private Placement Portfolio (cost: $12,978,141)					$7,324,325

Total Investments in Controlled Affiliated Companies (cost: $12,978,141)					$7,324,325

Total Private Placement and Publicly Traded Portfolio (cost: $107,101,060)					$124,053,634

Total Investments (cost: $107,101,060)					$124,053,634

	Method of	Number of
	Valuation (1)	Contracts	Value

Written Call Options (15) – (0.4)% of net assets at value

Solazyme, Inc. — Strike Price $15.00, 6/16/12	(M)	3,000	$(345,000)

Solazyme, Inc. — Strike Price $17.50, 9/22/12	(M)	2,000	(200,000)

NeoPhotonics Corporation — Strike Price $7.50, 8/18/12	(M)	250	(2,500)

Total Written Call Options (Premiums Received $454,665)			$(547,500)

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2012 (Unaudited)

Notes to Consolidated Schedule of Investments

(1)	See "Footnote to Consolidated Schedule of Investments" on page 32 for a description of the "Valuation Procedures."

(2)	We classify "Energy" companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials using nanotechnology-enabled solutions. We classify "Electronics" companies as those that use nanotechnology to address problems in electronics-related industries, including semiconductors. We classify "Healthcare" companies as those that use nanotechnology to address problems in healthcare-related industries, including biotechnology, pharmaceuticals and medical devices.

(3)	Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own five percent or more, but less than 25 percent, of the voting shares of the portfolio company, or where we hold one or more seats on the portfolio company’s Board of Directors but do not control the company. Investments in controlled affiliated companies consist of investments in which we own 25 percent or more of the voting shares of the portfolio company or otherwise control the company.

(4)	The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $24,526,018. The gross unrealized appreciation based on the tax cost for these securities is $5,666,290. The gross unrealized depreciation based on the tax cost for these securities is $6,286,542.

(5)	The aggregate cost for federal income tax purposes of investments in unaffiliated rights to milestone payments is $3,291,750. The gross unrealized appreciation based on the tax cost for these securities is $61,136. The gross unrealized depreciation based on the tax cost for these securities is $0.

(6)	The aggregate cost for federal income tax purposes of investments in unaffiliated publicly traded companies is $12,743,787. The gross unrealized appreciation based on the tax cost for these securities is $28,265,503. The gross unrealized depreciation based on the tax cost for these securities is $5,166,800.

(7)	We are subject to legal restrictions on the sale of our investment(s) in this company.

(8)	With our investment in the Series E round of financing, we received a warrant to purchase shares of common stock of up to 30 percent of the amount invested in the Series E round of financing of Bridgelux, Inc., depending on certain financial performance metrics of the company as of December 31, 2011, at a price per share of $1.9056. The number of shares able to be purchased and beginning of the period for when this warrant is exercisable will be set upon receipt of the audited financial statements of the company for the 2011 fiscal year or upon the completion of an IPO or sale of the company, whichever comes first. Bridgelux did not complete an IPO or sale of the company as of March 31, 2012. As of March 31, 2012, the audited financials for the company’s 2011 fiscal year were not available. This warrant is, therefore, a contingent asset as of March 31, 2012. With the conversion of our bridge note into shares of Series E-1 Preferred Stock, we received a warrant to purchase shares of common stock at $0.25 per share. The number of shares is determined by certain financial targets for 2012 set upon receipt of the audited financial statements for 2012. Should the company complete a sale or an IPO prior to the end of 2012, the warrant will become void. This warrant is, therefore, a contingent asset as of March 31, 2012.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2012 (Unaudited)

(9)	These investments are development-stage companies. A development-stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations, or it has commenced such operations but has not realized significant revenue from them.

(10)	Cobalt Technologies, Inc., also does business as Cobalt Biofuels.

(11)	With our investment in a convertible bridge note issued by Ensemble Therapeutics Corporation, we received a warrant to purchase a number of shares of the class of stock sold in the next financing of Ensemble Therapeutics Corporation equal to $149,539.57 divided by the price per share of the class of stock sold in the next financing of Ensemble Therapeutics Corporation. The ability to exercise this warrant is, therefore, contingent on Ensemble Therapeutics Corporation completing successfully a subsequent round of financing. This warrant shall expire and no longer be exercisable on September 10, 2015. The cost basis of this warrant is $89.86.

(12)	The maturity dates of the senior secured debt and the subordinated secured debt are expected to be extended to the second half of 2012. As such, the notes were not repaid on April 30, 2012.

(13)	As part of a loan the Company made to Molecular Imprints in the second quarter of 2011, we received a liquidation preference payable upon a sale of the company equal to three times the principal of the loan, or $4,044,450. This preference is senior to the preferences of the outstanding preferred stock. While the loan has since been repaid, this liquidation preference remains outstanding as of March 31, 2012.

(14)	Represents a non-income producing security. Investments that have not paid dividends or interest within the last 12 months are considered to be non-income producing.

(15)	Initial investment was made during 2012.

(16)	OHSO Clean, Inc. also does business as CleanWell Company.

(17)	A portion of this security is held in connection with written call option contracts: 25,000 shares have been pledged to brokers.

(18)	A portion of this security is held in connection with written call option contracts: 500,000 shares have been pledged to brokers.

(19)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $51,561,364. The gross unrealized appreciation based on the tax cost for these securities is $10,806,614. The gross unrealized depreciation based on the tax cost for these securities is $10,713,145.

(20)	The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $12,978,814. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $5,653,816.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2012 (Unaudited)

(21)	D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave Systems, Inc., through Parallel Universes, Inc., a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. See "Note 3. Summary of Significant Accounting Policies."

(22)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated publicly traded companies is $2,000,000. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $26,666.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Unaffiliated Companies (3)(4)(5)(6) – 38.8% of net assets at value

Private Placement Portfolio (Illiquid) – 16.3% of net assets at value

Bridgelux, Inc. (7)(8)		Energy
Manufacturing high-power light emitting diodes (LEDs) and arrays
Series B Convertible Preferred Stock	(M)		$1,000,000	1,861,504	$2,245,039
Series C Convertible Preferred Stock	(M)		1,352,196	2,130,699	2,757,625
Series D Convertible Preferred Stock	(M)		1,371,622	999,999	1,687,433
Series E Convertible Preferred Stock	(M)		730,369	440,334	832,335
Warrants for Series C Convertible Preferred Stock expiring 12/31/14	( I )		168,270	163,900	123,541
Warrants for Series D Convertible Preferred Stock expiring 8/26/14	( I )		88,531	124,999	93,385
Warrants for Series D Convertible Preferred Stock expiring 3/10/15	( I )		40,012	41,666	31,128
Warrants for Series E Convertible Preferred Stock expiring 12/31/17	( I )		108,867	170,823	130,872
Secured Convertible Bridge Note (including interest)	(M)		529,697	$538,945	548,513
Warrant for Common Stock expiring 10/21/18	( I )		18,816	56,564	2,581
			5,408,380		8,452,452

Cambrios Technologies Corporation (7)(9)		Electronics
Developing nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock	(M)		1,294,025	1,294,025	720,672
Series C Convertible Preferred Stock	(M)		1,300,000	1,300,000	724,000
Series D Convertible Preferred Stock	(M)		515,756	515,756	870,338
Series D-2 Convertible Preferred Stock	(M)		92,400	92,400	86,625
			3,202,181		2,401,635

Cobalt Technologies, Inc. (7)(9)(10)		Energy
Developing processes for making bio-butanol through biomass fermentation
Series C-1 Convertible Preferred Stock	(M)		749,998	352,112	216,651
Series D-1 Convertible Preferred Stock	(M)		122,070	48,828	33,937
			872,068		250,588

Ensemble Therapeutics Corporation (7)(9)(11)		Healthcare
Developing DNA-Programmed ChemistryTM for the discovery of new classes of therapeutics
Series B Convertible Preferred Stock	(M)		2,000,000	1,449,275	0
Secured Convertible Bridge Notes (including interest)	(M)		373,439	$299,169	1,298,436
			2,373,439		1,298,436

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Unaffiliated Companies (3)(4)(5)(6) – 38.8% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 16.3% of net assets at value (Cont.)

GEO Semiconductor Inc.		Electronics
Developing programmable, high-performance video and geometry processing solutions Participation Agreement with Montage Capital relating to the following assets:
Senior secured debt, 13.75%, maturing on 6/30/12	( I )		$403,732	$500,000	$476,700
Warrants for Series A Pref. Stock expiring on 9/17/17	( I )		66,684	100,000	61,814
Warrants for Series A-1 Pref. Stock expiring on 6/30/18	( I )		23,566	34,500	21,686
Loan and Security Agreement with GEO Semiconductor relating to the following assets:
Subordinated secured debt, 15.75%, maturing on 1/1/12	( I )		109,942	$125,000	121,880
Warrants for Series A Pref. Stock expiring on 3/1/18	( I )		7,512	10,000	5,819
Warrants for Series A-1 Pref. Stock expiring on 6/29/18	( I )		7,546	10,000	5,836
			618,982		693,735

Molecular Imprints, Inc. (7)(12)		Electronics
Manufacturing nanoimprint lithography capital equipment
Series B Convertible Preferred Stock	(M)		2,000,000	1,333,333	1,789,108
Series C Convertible Preferred Stock	(M)		2,406,595	1,285,071	2,138,498
Non-Convertible Bridge Note	( I )		0	0	3,033,338
			4,406,595		6,960,944

Nanosys, Inc. (7)(13)		Energy
Developing inorganic nanowires and quantum dots for use in batteries and LED-backlit devices
Series C Convertible Preferred Stock	(M)		1,500,000	803,428	255,503
Series D Convertible Preferred Stock	(M)		3,000,003	1,016,950	698,410
Series E Convertible Preferred Stock	(M)		496,573	433,688	496,573
			4,996,576		1,450,486

NanoTerra, Inc. (9)(14)		Energy
Developing surface chemistry and nano- manufacturing solutions
Senior secured debt, 12.0%, maturing on 2/22/14	( I )		329,307	$378,564	342,650
Senior secured debt, 12.0%, maturing on 2/22/13	( I )		133,121	$153,032	144,855
Warrants for Series A-2 Pref. Stock expiring on 2/22/21	( I )		69,168	446,248	67,659
			531,596		555,164

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3)(4)(5)(6) – 38.8% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 16.3% of net assets at value (Cont.)

Nantero, Inc. (7)(9)(13)		Electronics
Developing a high-density, nonvolatile, random access memory chip, enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		$489,999	345,070	$746,548
Series B Convertible Preferred Stock	(M)		323,000	207,051	451,499
Series C Convertible Preferred Stock	(M)		571,329	188,315	486,760
			1,384,328		1,684,807

Total Unaffiliated Private Placement Portfolio (cost: $23,794,145)					$23,748,247

Rights to Milestone Payments (Illiquid) – 2.3% of net assets at value

Amgen, Inc. (7)(13)		Healthcare
Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	( I )		$3,291,750	$3,291,750	$3,362,791

Total Unaffiliated Rights to Milestone Payments (cost: $3,291,750)					$3,362,791

Publicly Traded Portfolio – 20.2% of net assets at value

NeoPhotonics Corporation (13)		Electronics
Developing and manufacturing optical devices and components Common Stock	(M)		$7,299,590	450,907	$2,065,154

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Solazyme, Inc. (13)(15)(16)		Energy
Developing algal biodiesel, industrial chemicals and specialty ingredients using synthetic biology
Common Stock	(M)		$5,444,197	2,304,149	$27,419,373

Total Unaffiliated Publicly Traded Portfolio (cost: $12,743,787)					$29,484,527

Total Investments in Unaffiliated Companies (cost: $39,829,682)					$56,595,565

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Non-Controlled Affiliated Companies (3)(17)(18) – 34.1% of net assets at value

Private Placement Portfolio (Illiquid) – 32.7% of net assets at value

ABSMaterials, Inc. (7)(9)(13)		Energy
Developing nano-structured absorbent materials for environmental remediation
Series A Convertible Preferred Stock	(M)		$435,000	390,000	$1,560,000

Adesto Technologies Corporation (7)(9)		Electronics
Developing low-power, high-performance memory devices
Series A Convertible Preferred Stock	(M)		2,200,000	6,547,619	3,328,635
Series B Convertible Preferred Stock	(M)		2,200,000	5,952,381	3,076,031
Series C Convertible Preferred Stock	(M)		1,485,531	2,122,187	1,271,982
			5,885,531		7,676,648

Contour Energy Systems, Inc. (7)(9)(13)		Energy
Developing batteries using nanostructured materials
Series A Convertible Preferred Stock	(M)		2,009,995	2,565,798	2,520,935
Series B Convertible Preferred Stock	(M)		1,300,000	812,500	1,348,249
Series C Convertible Preferred Stock	(M)		720,000	688,995	767,076
			4,029,995		4,636,260

D-Wave Systems, Inc. (7)(9)(19)		Electronics
Developing high-performance quantum computing systems
Series B Convertible Preferred Stock	(M)		1,002,074	1,144,869	1,311,562
Series C Convertible Preferred Stock	(M)		487,804	450,450	516,036
Series D Convertible Preferred Stock	(M)		1,484,492	1,533,395	1,756,657
Series E Convertible Preferred Stock	(M)		248,049	269,280	308,487
Series F Convertible Preferred Stock	(M)		238,323	258,721	296,391
Warrants for Common Stock expiring 6/30/15	( I )		98,644	153,890	64,272
Secured Convertible Bridge Note (including interest)	(M)		341,047	$337,579	332,058
			3,900,433		4,585,463

Enumeral Biomedical Corp. (7)(9)		Healthcare
Developing therapeutics and diagnostics through functional assaying of single cells Series A Convertible Preferred Stock	(M)		1,026,832	957,038	1,110,164

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3)(17)(18) – 34.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 32.7% of net assets at value (Cont.)

HzO, Inc. (7)(9)(13)(14)		Electronics
Developing novel industrial coatings that protect electronics against damage from liquids
Series A Convertible Preferred Stock	(M)		$666,667	4,057,294	$1,130,362
Series B Convertible Preferred Stock	(M)		1,000,000	3,947,888	1,099,882
			1,666,667		2,230,244

Kovio, Inc. (7)(9)(13)		Electronics
Developing semiconductor products using printed electronics and thin-film technologies
Series A' Convertible Preferred Stock	(M)		5,242,993	2,160,000	1,437,286
Series B' Convertible Preferred Stock	(M)		1,418,540	2,131,827	1,418,539
			6,661,533		2,855,825

Mersana Therapeutics, Inc. (7)(9)		Healthcare
Developing treatments for cancer based on novel drug delivery polymers
Series A Convertible Preferred Stock	(M)		700,000	68,451	0
Series B Convertible Preferred Stock	(M)		1,542,098	866,500	0
Unsecured Convertible Bridge Notes (including interest)	(M)		1,442,871	$1,195,875	1,442,871
			3,684,969		1,442,871

Metabolon, Inc. (7)(13)		Healthcare
Developing service and diagnostic products through the use of a metabolomics, or biochemical, profiling platform
Series B Convertible Preferred Stock	(M)		2,500,000	371,739	1,951,723
Series B-1 Convertible Preferred Stock	(M)		706,214	148,696	780,689
Series C Convertible Preferred Stock	(M)		1,000,000	1,000,000	1,794,510
Series D Convertible Preferred Stock	(M)		1,499,999	835,882	1,499,999
Warrants for Series B-1 Convertible Preferred Stock expiring 3/25/15	( I )		293,786	74,348	71,142
			5,999,999		6,098,063

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Non-Controlled Affiliated Companies (3)(17)(18) – 34.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 32.7% of net assets at value (Cont.)

Nextreme Thermal Solutions, Inc. (7)(9)(13)		Energy
Developing thin-film thermoelectric devices for cooling and energy conversion
Series A Convertible Preferred Stock	(M)		$4,384,762	44,053	$0

Produced Water Absorbents, Inc. (7)(9)(13)(14)		Energy
Developing nano-structured absorbent materials for environmental remediation of contaminated water in the oil and gas industries
Series A Convertible Preferred Stock	(M)		1,000,000	1,000,000	1,000,000

Senova Systems, Inc. (7)(9)(13)(14)		Healthcare
Developing next-generation sensors to measure pH
Series B Convertible Preferred Stock	(M)		692,308	692,308	692,308

SiOnyx, Inc. (7)(9)(13)		Electronics
Developing silicon-based optoelectronic products enabled by its proprietary Black Silicon
Series A Convertible Preferred Stock	(M)		750,000	233,499	160,367
Series A-1 Convertible Preferred Stock	(M)		890,000	2,966,667	2,037,507
Series A-2 Convertible Preferred Stock	(M)		2,445,000	4,207,537	2,889,736
Series B-1 Convertible Preferred Stock	(M)		1,169,561	1,892,836	1,300,000
Warrants for Series B-1 Convertible Preferred Stock expiring 2/23/17	( I )		130,439	247,350	132,552
			5,385,000		6,520,162

Ultora, Inc. (7)(9)(13)		Energy
Developing energy-storage devices enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		215,000	215,000	215,000

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3)(17)(18) – 34.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 32.7% of net assets at value (Cont.)

Xradia, Inc. (7)(13)		Electronics
Designing, manufacturing and selling ultra-high resolution 3D x-ray microscopes and fluorescence imaging systems
Series D Convertible Preferred Stock	(M)		$4,000,000	3,121,099	$6,978,777

Total Non-Controlled Private Placement Portfolio (cost: $48,968,029)					$47,601,785

Publicly Traded Portfolio (Illiquid) – 1.4% of net assets at value

Champions Oncology, Inc. (13)(14)(20)		Healthcare
Developing its TumorGraftTM platform for personalized medicine and drug development
Common Stock	(M)		$2,000,000	2,666,667	$1,973,334

Total Non-Controlled Affiliated Publicly Traded Portfolio (cost: $2,000,000)					$1,973,334

Total Investments in Non-Controlled Affiliated Companies (cost: $50,968,029)					$49,575,119

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Controlled Affiliated Companies (3)(21) – 4.7% of net assets at value

Private Placement Portfolio (Illiquid) – 4.7% of net assets at value

Ancora Pharmaceuticals Inc. (7)(9)		Healthcare
Developing synthetic carbohydrates for pharmaceutical applications
Common Stock	(M)		$2,729,817	57,463	$0
Series A Convertible Preferred Stock	(M)		3,855,627	3,855,627	3,855,627
Senior Secured Debt, 12.00%, maturing on 12/11/12	( I )		452,060	$500,000	455,190
			7,037,504		4,310,817

Laser Light Engines, Inc. (7)(9)		Energy
Manufacturing solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	(M)		2,000,000	7,499,062	0
Series B Convertible Preferred Stock	(M)		3,095,802	13,571,848	2,181,119
Secured Convertible Bridge Note (including interest)	(M)		385,630	$378,261	385,630
			5,481,432		2,566,749

Total Controlled Private Placement Portfolio (cost: $12,518,936)					$6,877,566

Total Investments in Controlled Affiliated Companies (cost: $12,518,936)					$6,877,566

Total Private Placement and Publicly Traded Portfolio (cost: $103,316,647)					$113,048,250

Total Investments (cost: $103,316,647)					$113,048,250

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of	Number of
	Valuation (1)	Contracts	Value

Written Call Options (15) – (0.1)% of net assets at value

Solazyme, Inc. — Strike Price $15.00, 3/17/12	(M)	3,000	$(195,000)

Total Written Call Options (Premiums Received $315,000)			$(195,000)

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

Notes to Consolidated Schedule of Investments

(1)	See "Footnote to Consolidated Schedule of Investments" on page 32 for a description of the "Valuation Procedures."

(2)	We classify "Energy" companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials using nanotechnology-enabled solutions. We classify "Electronics" companies as those that use nanotechnology to address problems in electronics-related industries, including semiconductors. We classify "Healthcare" companies as those that use nanotechnology to address problems in healthcare-related industries, including biotechnology, pharmaceuticals and medical devices. We use the term "Other" for companies that operate primarily in industries other than those within "Energy," "Electronics" and "Healthcare." We do not have any portfolio companies classified as "Other" as of December 31, 2011. In the first quarter of 2011, we renamed the sector classification "Electronics/ Semiconductors" to "Electronics" and reclassified three companies, NeoPhotonics Corporation, Polatis, Inc., and Xradia, Inc., from a sector classification of "Other" to "Electronics" to reflect a broader definition of electronics to include photonics, metrology, and test and measurement. We also renamed the sector classification "Healthcare/Biotech" to "Healthcare." In the fourth quarter of 2011, we renamed the sector classification, "Cleantech" to "Energy."

(3)	Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own five percent or more, but less than 25 percent, of the voting shares of the portfolio company, or where we hold one or more seats on the portfolio company’s Board of Directors but do not control the company. Investments in controlled affiliated companies consist of investments in which we own 25 percent or more of the voting shares of the portfolio company or otherwise control the company.

(4)	The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $23,794,145. The gross unrealized appreciation based on the tax cost for these securities is $5,997,220. The gross unrealized depreciation based on the tax cost for these securities is $6,043,118.

(5)	The aggregate cost for federal income tax purposes of investments in unaffiliated rights to milestone payments is $3,291,750. The gross unrealized appreciation based on the tax cost for these securities is $71,041. The gross unrealized depreciation based on the tax cost for these securities is $0.

(6)	The aggregate cost for federal income tax purposes of investments in unaffiliated publicly traded companies is $12,743,787. The gross unrealized appreciation based on the tax cost for these securities is $21,975,176. The gross unrealized depreciation based on the tax cost for these securities is $5,234,436.

(7)	We are subject to legal restrictions on the sale of our investment(s) in this company.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

(8)	With our investment in the Series E round of financing, we received a warrant to purchase shares of common stock of up to 30 percent of the amount invested in the Series E round of financing of Bridgelux, Inc., depending on certain financial performance metrics of the company as of December 31, 2011, at a price per share of $1.9056. The number of shares able to be purchased and beginning of the period for when this warrant is exercisable will be set upon receipt of the audited financial statements of the company for the 2011 fiscal year or upon the completion of an IPO or sale of the company, whichever comes first. Bridgelux did not complete an IPO or sale of the company as of December 31, 2011. Also as of that date, the audited financials for the company’s 2011 fiscal year were not available. This warrant is, therefore, a contingent asset as of December 31, 2011. With our investment in the bridge note financing in the fourth quarter of 2011, we received a warrant for the purchase of common stock that is exercisable at the date of issuance, but the number of shares for which it can be exercised increases monthly from the date of issuance through the close of the next round of equity financing of the company up to 50 percent of the principal amount invested in the note divided by $1.9056. The warrant for common stock is exercisable for 56,564 shares of common stock of Bridgelux as of December 31, 2011.

(9)	These investments are development-stage companies. A development-stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations, or it has commenced such operations but has not realized significant revenue from them.

(10)	Cobalt Technologies, Inc., also does business as Cobalt Biofuels.

(11)	With our investment in a convertible bridge note issued by Ensemble Therapeutics Corporation, we received a warrant to purchase a number of shares of the class of stock sold in the next financing of Ensemble Therapeutics Corporation equal to $149,539.57 divided by the price per share of the class of stock sold in the next financing of Ensemble Therapeutics Corporation. The ability to exercise this warrant is, therefore, contingent on Ensemble Therapeutics Corporation completing successfully a subsequent round of financing. This warrant shall expire and no longer be exercisable on September 10, 2015. The cost basis of this warrant is $89.86.

(12)	As part of a loan the Company made to Molecular Imprints in the second quarter of 2011, we received a liquidation preference payable upon a sale of the company equal to three times the principal of the loan, or $4,044,450. This preference is senior to the preferences of the outstanding preferred stock. While the loan has since been repaid, this liquidation preference remains outstanding as of December 31, 2011.

(13)	Represents a non-income producing security. Investments that have not paid dividends or interest within the last 12 months are considered to be non-income producing.

(14)	Initial investment was made during 2011.

(15)	A portion of this security is held in connection with written call option contracts: 300,000 shares have been pledged to brokers.

(16)	The lock-up period on our 2,304,149 shares of Solazyme, Inc., expired on November 25, 2011.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

(17)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $48,968,029. The gross unrealized appreciation based on the tax cost for these securities is $9,066,325. The gross unrealized depreciation based on the tax cost for these securities is $10,432,569.

(18)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated publicly traded companies is $2,000,000. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $26,666.

(19)	D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave Systems, Inc., through Parallel Universes, Inc., a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. See "Note 2. Summary of Significant Accounting Policies."

(20)	Our 2,666,667 shares of Champions Oncology, Inc., became freely tradable on October 1, 2011, pursuant to Rule 144.

(21)	The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $12,518,936. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $5,641,370.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. FOOTNOTE TO CONSOLIDATED SCHEDULE OF INVESTMENTS

VALUATION PROCEDURES

I.	Determination of Net Asset Value

The 1940 Act requires periodic valuation of each investment in the portfolio of the Company to determine its net asset value. Under the 1940 Act, unrestricted securities with readily available market quotations are to be valued at the current market value; all other assets must be valued at "fair value" as determined in good faith by or under the direction of the Board of Directors.

The Board of Directors is also responsible for (1) determining overall valuation guidelines and (2) ensuring that the investments of the Company are valued within the prescribed guidelines.

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

The fair values assigned to these investments are based on available information and do not necessarily represent amounts that might ultimately be realized when that investment is sold, as such amounts depend on future circumstances and cannot reasonably be determined until the individual investments are actually liquidated or become readily marketable.

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

H&H Ventures Management, Inc.SM ("Ventures"), formerly Harris & Harris Enterprises, Inc., is a 100 percent wholly owned subsidiary of the Company. Ventures is taxed under Subchapter C of the Code (a "C Corporation"). Harris Partners I, L.P, is a limited partnership and, from time to time, may be used to hold certain interests in portfolio companies. The partners of Harris Partners I, L.P., are Ventures (sole general partner) and the Company (sole limited partner). Ventures pays taxes on any non-passive investment income generated by Harris Partners I, L.P. For the period ended March 31, 2012, there was no non-passive investment income generated by Harris Partners I, L.P. Ventures, as the sole general partner, consolidates Harris Partners I, L.P. The Company consolidates its wholly owned subsidiary, Ventures, for financial reporting purposes.

NOTE 2. INTERIM FINANCIAL STATEMENTS

Our interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and in conformity with accounting principles generally accepted in the United States of America ("GAAP") applicable to interim financial information. Accordingly, they do not include all information and disclosures necessary for a fair presentation of our financial position, results of operations and cash flows in conformity with GAAP. In the opinion of management, these financial statements reflect all adjustments, consisting of valuation adjustments and normal recurring accruals, necessary for a fair presentation of our financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Revision of Previously Reported Consolidated Financial Statements. The Company concluded the Consolidated Statements of Cash Flows erroneously classified cash flow items within operating and investing activities.  Specifically, the Company's purchases and sales of various debt, equity and other securities were previously classified within investing activities when such purchases and sales activities should have been classified within operating activities.  Following is a list of purchases and sales activities that have now been included in operating activities, rather than investing activities, in the Consolidated Statements of Cash Flows:

Purchase of U.S. government securities
Sale of U.S. government securities
Investment in affiliated portfolio companies
Investment in unaffiliated portfolio companies
Proceeds from sale of investments
Proceeds from call option premiums
Payments for call option purchases
Principal payments received on debt investments

The net impact of these revisions was to increase total operating activities and decrease total investing activities by $4,475,222, $3,765,559 and $23,780,399 for the three months ended March 31, 2011, the six months ended June 30, 2011, and the nine months ended September 30, 2011, respectively. For the years ended December 31, 2011, and 2010, the net impact was to increase total operating activities and decrease total investing activities by $35,665,311 and $8,058,322, respectively. For the year ended December 31, 2009, the net impact was to decrease total operating activities and increase total investing activities by $15,432,513. The Company assessed the impact of the error on its prior period financial statements and concluded that the error was not material to any of those financial statements.

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

Portfolio Investment Valuations. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission ("SEC") and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") As of March 31, 2012, our financial statements include privately held investments and one illiquid publicly traded venture capital investment, Champions Oncology, Inc., fair valued at $88,211,144. The fair values of our privately held and illiquid publicly traded venture capital investments were determined in good faith by, or under the direction of, the Board of Directors. Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material.

Cash. Cash includes demand deposits. Cash is carried at cost, which approximates fair value.

Restricted Funds. At March 31, 2012, and December 31, 2011, we held $1,500,000 and $1,512,031, respectively, in "Restricted funds." At March 31, 2012, and December 31, 2011, we held $1,500,000 in a collateral account for our credit facility discussed in "Note 5. Debt." At March 31, 2012, and December 31, 2011, we also held $0 and $12,031, respectively, in security deposits for sublessors.

Unaffiliated Rights to Milestone Payments. At March 31, 2012, the outstanding milestone payments from Amgen, Inc.’s acquisition of Biovex Group, Inc., were valued at $3,352,886. The milestone payments are derivatives and valued using the present value of estimated proceeds from future payments that may be achieved. If all remaining milestones are met, we would receive $9,526,393. There can be no assurances as to how much of this amount we will ultimately realize or when it will be realized, if at all.

Funds Held in Escrow from Sales of Investments. At March 31, 2012, there were funds held in escrow fair valued at $615,257 relating to the sales of Innovalight, Inc., and Crystal IS, Inc. Funds held in escrow are valued using certain discounts applied to the amounts withheld. Funds held in escrow from the Innovalight transaction will be released in January 2013 upon settlement of any indemnity claims and expenses related to the transaction. A portion of the funds held in escrow from the Crystal IS transaction was released on April 30, 2012. The balance of the Crystal IS funds in escrow will be released in March 2013 upon settlement of any remaining indemnity claims and expenses related to the transaction. If the funds held in escrow for these transactions are released in full, we would receive $1,201,074. On March 16, 2012, the Company received payment of its portion of the proceeds held in escrow since the closing of the transaction on March 4, 2011, from Amgen, Inc.’s acquisition of BioVex Group, Inc., totaling $953,480.

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

Property and Equipment. Property and equipment are included in "Other assets" and are carried at $321,933 and $331,006 at March 31, 2012, and December 31, 2011, respectively, representing cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the premises and equipment. We estimate the useful lives to be five to ten years for furniture and fixtures, three years for computer equipment, and ten years for leasehold improvements.

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

Interest Income Recognition. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. When securities are determined to be non-income producing, the Company ceases accruing interest and writes off any previously accrued interest. These write-offs are recorded as a debit to interest income. During the three months ended March 31, 2012, the Company earned $56,209 in interest on senior secured debt, participation agreements, subordinated secured debt and interest-bearing accounts. During the three months ended March 31, 2012, the Company recorded $70,321 of bridge note interest.

Loan Fees. Loan fees received in connection with our venture debt investments are deferred. The unearned fee income is accreted into income based on the effective interest method over the life of the investment.

Call Options. The Company writes covered call options on publicly traded securities with the intention of earning option premiums. Option premiums may increase the Company’s realized gains and, therefore, may help increase distributable income, but may limit the realized gains on the security. When a Company writes (sells) an option, an amount equal to the premium received by the Company is recorded in the Consolidated Statements of Assets and Liabilities as a liability. The amount of the liability is subsequently marked-to-market to reflect the current market value of the option written. When an option expires, the Company realizes a gain on the option to the extent of the premiums received. Premiums received from writing options that are exercised or closed are added to or offset against the proceeds or amount paid on the transaction to determine the realized gain or loss.

Stock-Based Compensation. The Company has a stock-based employee compensation plan. The Company accounts for the Harris & Harris Group, Inc. 2006 Equity Incentive Plan (the "Stock Plan") by determining the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, and records these amounts as an expense in the Consolidated Statements of Operations over the vesting period with a corresponding increase to our additional paid-in capital. At March 31, 2012, and December 31, 2011, the increase to our operating expenses was offset by the increase to our additional paid-in capital, resulting in no net impact to our net asset value. Additionally, the Company does not record the potential tax benefits associated with the expensing of stock options because the Company currently intends to qualify as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code"), and the deduction attributable to such expensing, therefore, is unlikely to provide any additional tax savings. The amount of non-cash, stock-based compensation expense recognized in the Consolidated Statements of Operations is based on the fair value of the awards the Company expects to vest, recognized over the vesting period on a straight-line basis for each award, and adjusted for actual options vested and pre-vesting forfeitures. The forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate and is accounted for in the current period and prospectively. See "Note 8. Stock-Based Compensation" for further discussion.

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

Income Taxes. As we intend to qualify as a RIC under Subchapter M of the Code, the Company does not provide for income taxes. The Company has capital loss carryforwards that can be used to offset net realized capital gains. The Company recognizes interest and penalties in income tax expense.

We pay federal, state and local income taxes on behalf of our wholly owned subsidiary, Ventures, which is a C Corporation. See "Note 9. Income Taxes."

Foreign Currency Translation. The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. For the three months ended March 31, 2012, included in the net increase in unrealized appreciation on investments was an unrealized gain of $113,444 resulting from foreign currency translation.

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

We do not choose investments based on a strategy of diversification. We also do not rebalance the portfolio should one of our portfolio companies increase in value substantially relative to the rest of the portfolio.  Therefore, the value of our portfolio may be more vulnerable to microeconomic events affecting a single sector, industry or portfolio company and to general macroeconomic events that may be unrelated to our portfolio companies. These factors may subject the value of our portfolio to greater volatility than a company that follows a diversification strategy. As of March 31, 2012, our largest ten investments by value accounted for approximately 79 percent of the value of our equity-focused venture capital portfolio. Our largest two investments, by value, Solazyme, Inc., a publicly traded company, and Bridgelux, Inc., a privately held company, accounted for approximately 28 percent and 7 percent, respectively, of our equity-focused venture capital portfolio at March 31, 2012.

Approximately 68 percent of our equity-focused venture capital portfolio was comprised of securities of 25 privately held companies. Because there is typically no public or readily ascertainable market for our interests in the small privately held companies in which we invest, the valuation of the securities in that portion of our portfolio is determined in good faith by our Valuation Committee, comprised of all of the independent members of our Board of Directors, in accordance with our Valuation Procedures and is subject to significant estimates and judgments. The determined value of the securities in our portfolio may differ significantly from the values that would be placed on these securities if a ready market for the securities existed. Any changes in valuation are recorded in our Consolidated Statements of Operations as "Net increase in unrealized appreciation on investments." Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.

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

The Company’s outstanding debt balance was $1,500,000 at March 31, 2012, and December 31, 2011. At March 31, 2012, $1,500,000 was held in a collateral account at T.D. Bank as security for the loan. The annual interest cost for the three months ended March 31, 2012, was 1.6 percent. The weighted average annual interest rate for the twelve months ended December 31, 2011, was 1.5 percent, exclusive of amortization of closing fees and other expenses related to establishing the credit facility. The remaining capacity under the credit facility was $8,500,000 at March 31, 2012. At March 31, 2012, the Company was in compliance with all financial covenants required by the credit facility.

NOTE 6. FAIR VALUE OF INVESTMENTS

At March 31, 2012, our financial assets were categorized as follows in the fair value hierarchy:

	Fair Value Measurement at Reporting Date Using:
Description	March 31, 2012	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Privately Held Portfolio Companies:
Preferred Stock	$72,524,423	$0	$0	$72,524,423
Bridge Notes	$4,345,180	$0	$0	$4,345,180
Warrants	$723,302	$0	$0	$723,302
Rights to Milestone Payments	$3,352,886	$0	$0	$3,352,886
Senior Secured Debt	$894,345	$0	$0	$894,345
Participation Agreement	$1,239,671	$0	$0	$1,239,671
Subordinated Secured Debt	$124,665	$0	$0	$124,665
Non-Convertible Promissory Note	$3,033,338	$0	$0	$3,033,338

Publicly Traded Portfolio Companies:
Common Stock	$37,815,824	$35,842,490	$0	$1,973,334

Total Investments	$124,053,634	$35,842,490	$0	$88,211,144

Liabilities:
Written Call Options	$547,500	$547,500	$0	$0

Total	$547,500	$547,500	$0	$0

Significant Unobservable Inputs

The table below presents the valuation technique and quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurements of Level 3 assets. Unobservable inputs are those inputs for which little or no market data exists and, therefore, require an entity to develop its own assumptions.

	Fair Value at March 31, 2012	Valuation Techniques(s)	Unobservable Input	Range

Preferred Stock	72,524,423	Market Approach	Private Offering Price Non-Performance Risk Revenue Multiple Discount for Lack of Marketability Probability of Exit Outcomes	$0.14 - $3.03 0% - 100% 1.13 - 2.7 20% 0% - 100%

Bridge Notes	4,345,180	Market Approach	Private Offering Price Non-Performance Risk	$1.00 0%

Common Stock	0	Market Approach	Private Offering Price Non-Performance Risk	$0.54 100%

Warrants	723,302	Black-Sholes-Merton Model	Stock Price Volatility Expected Term	$.09 - $1.87 107% 0.75 – 10 Years

Rights to Milestone Payments	3,352,886	Probability Weighted Discounted Cash Flow	Probability of Achieving Independent Milestones Probability of Achieving Dependent Milestones	0% - 75% 0.44% - 28.125%

Participation Agreement	1,239,671	Income Approach	Warrant Adjusted Effective Yield Effective Yield Non-Performance Risk Participation Payment Risk Discount for Comparable Prices of High-Yield Debt	23% - 32.2% 23% - 40.3% 0% - 25% 0% 0%

Subordinated Secured Debt	124,665	Income Approach	Warrant Adjusted Effective Yield Effective Yield Non-Performance Risk	35.70% 44.60% 25%

Senior Secured Debt	894,345	Income Approach	Effective Yield Non-Performance Risk	24.40% 0%

Non-Convertible Promissory Note	3,033,338	Income Approach	Probability of Exit Outcomes	25% - 75%

Publicly Traded Common Stock	1,973,334	Market Approach	Volume Weighted Average Price per Share Non-Performance Risk	$0.63 - $0.90 0%

Total	88,211,144

Valuation Methodologies and Inputs for Level 3 Assets

The following sections describe the valuation techniques and significant unobservable inputs used to measure Level 3 assets.

Preferred Stock, Bridge Notes and Common Stock

Preferred stock, bridge notes and common stock are valued by a market approach using internal models with inputs, most of which are not market observable. Common inputs for valuing Level 3 preferred stock, bridge note and private common stock investments include: prices from recently executed private transactions in a company’s securities or unconditional firm offers, revenue multiples of comparable publicly traded companies, discounts for lack of marketability, rights and preferences of the class of securities we own as compared with other classes of securities the portfolio company has issued, particularly related to potential liquidity scenarios of an IPO or an acquisition transaction, and management’s best estimate of risk attributable to non-performance risk. We define non-performance risk as the risk that the price per share of the most recent round of financing or another observable input that placed a value on a portfolio company does not adequately reflect the risk that the portfolio company will be: (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation of the last round of financing.  The assessment of non-performance risk typically includes an evaluation of the financial condition and operating results of the company, the company's progress towards milestones, and the long-term potential of the business and technology of the company. For preferred stock and common stock, an increase to the non-performance risk or a decrease in the private offering price of a future round of financing from that of the most recent round would result in a lower fair value measurement.

Bridge notes commonly contain terms that provide for the conversion of the full amount of principal, and sometimes interest, into shares of preferred stock at a defined price per share and/or the price per share of the next round of financing. The use of a discount for non-performance risk in the valuation of bridge notes would indicate the potential for conversion of only a portion of the principal, plus interest when applicable, into shares of preferred stock or the potential that a conversion event will not occur and that the likely outcome of a liquidation of assets would result in payment of less than the remaining principal outstanding of the note. An increase in non-performance risk would result in a lower fair value measurement.

Warrants

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

An input to the Black-Scholes-Merton option-pricing model is the value per share of the type of stock for which the warrant is exercisable as of the date of valuation. This input is derived according to the methodologies discussed in “Preferred Stock, Bridge Notes and Common Stock.”

Rights to Milestone Payments

Rights to Milestone Payments are valued using a probability weighted discounted cash flow model. As part of Amgen Inc.’s acquisition of our former portfolio company, BioVex Group, Inc., we are entitled to potential future milestone payments based upon the achievement of certain regulatory and sales milestones. We assign probabilities to the achievements of the various milestones. Milestones identified as independent milestones can be achieved irrespective of the achievement of other contractual milestones. Dependent milestones are those that can only be achieved after another, or series of other, milestones are achieved. The interest rates used in these models are observable inputs from sources such as the Federal Reserve published interest rates.

Participation Agreements, Subordinated Secured Debt and Senior Secured Debt

We invest in venture debt investments through participation agreements, subordinated secured debt and senior secured debt. We value these instruments using an income approach. The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. Common inputs for valuing Level 3 debt investments include: the effective yield of the debt investment or, in the case where we have received warrant coverage, the warrant-adjusted effective yield of the security, adjustments for changes in the yields of comparable publicly traded high-yield debt funds and risk-free interest rates and an assessment of non-performance risk. For those debt investments made through participation agreements, we include discounts for the risk of breach of the participation agreements. For venture debt investments, an increase in yields would result in a lower fair value measurement. Furthermore, yields would decrease, and value would increase, if the company is exceeding targets and risk has been substantially reduced. Yields would increase, and values would decrease, if the company was failing to meet its targets and risk had been increased.

Non-Convertible Promissory Note

We value our non-convertible promissory note using an income approach, which uses a valuation technique to convert future amounts to a single present value. This security is a liquidation preference payable upon a sale of the company equal to three times the principal of the loan. While the loan has since been repaid, this liquidation preference remains outstanding as of March 31, 2012. Inputs include the probability of exit outcomes between an IPO and an acquisition and the resulting impact on rights and preferences of the class of securities we own as compared with other classes of securities the portfolio company has issued.

Publicly Traded Common Stock

Common stock that is thinly traded is priced using internal models with inputs that are not market observable. Common inputs for stock include the volume-weighted average of recent prices per share of privately negotiated financing transactions and the volume-weighted price per share of the stock over a period of time and an assessment of non-performance risk.

The following chart shows the components of change in the financial assets categorized as Level 3 for the three months ended March 31, 2012.

Beginning Balance 1/1/2012	Total Realized Gains (Losses) Included in Changes in Net Assets	Transfers	Total Unrealized Appreciation (Depreciation) Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals	Ending Balance 3/31/2012	Amount of Total
Appreciation
(Depreciation) for the
Period Included in
Changes in Net Assets
Attributable to the
Change in Unrealized
Gains or Losses
Relating to Assets
Still Held at the
								Reporting Date

Preferred Stock	$68,833,189	$0	$553,297	$671,620	$2,466,317	$0	$72,524,423	$671,620

Bridge Notes	4,007,509	0	(553,297)	276,432	614,536	0	4,345,180	276,432

Warrants	728,787	0	0	(89,692)	84,207	0	723,302	(89,692)

Rights to Milestone Payments	3,362,791	0	0	(9,905)	0	0	3,352,886	(9,905)

Participation Agreement	560,200	0	0	(1,098)	711,618	(31,049)	1,239,671	(1,098)

Subordinated Secured Debt	121,880	0	0	3,376	(591)	0	124,665	3,376

Senior Secured Debt	942,695	0	0	12,277	9,246	(69,873)	894,345	12,277

Non-Convertible Promissory Note	3,033,338	0	0	0	0	0	3,033,338	0

Publicly Traded Common Stock	1,973,334	0	0	0	0	0	1,973,334	0

Total	$83,563,723	$0	$0	$863,010	$3,885,333	$(100,922)	$88,211,144	$863,010

There were no transfers in or out of Level 3 during the three months ended March 31, 2012.

At December 31, 2011, our financial assets were categorized as follows in the fair value hierarchy:

	Fair Value Measurement at Reporting Date Using:
Description	December 31, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government Securities	$0	$0	$0	$0

Privately Held Portfolio Companies:
Preferred Stock	$68,833,189	$0	$0	$68,833,189
Bridge Notes	$4,007,509	$0	$0	$4,007,509
Warrants	$728,787	$0	$0	$728,787
Rights to Milestone Payments	$3,362,791	$0	$0	$3,362,791
Senior Secured Debt	$942,695	$0	$0	$942,695
Participation Agreement	$560,200	$0	$0	$560,200
Subordinated Secured Debt	$121,880	$0	$0	$121,880
Non-Convertible Promissory Note	$3,033,338	$0	$0	$3,033,338

Publicly Traded Portfolio Companies:
Common Stock	$31,457,861	$29,484,527	$0	$1,973,334

Total Investments	$113,048,250	$29,484,527	$0	$83,563,723

Liabilities:
Written Call Options	$195,000	$195,000	$0	$0

Total	$195,000	$195,000	$0	$0

The following chart shows the components of change in the financial assets categorized as Level 3 for the twelve months ended December 31, 2011.

	Beginning Balance 1/1/2011	Total Realized Gains (Losses) Included in Changes in Net Assets	Transfers	Total Unrealized Appreciation (Depreciation) Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals	Ending Balance 12/31/2011

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

NOTE 7. DERIVATIVES

The Company has written covered call options on a portion of its holdings of two of its publicly traded portfolio companies in exchange for the receipt of a premium. The option provides the holder the right, but not the obligation, to purchase the shares on which the option is held at a specified price over a specified future period. The call options were sold at a strike price above the market price on the date of the sale allowing the Company to receive potential appreciation in addition to the premium.

Transactions in options written during the three months ended March 31, 2012, were as follows:

	Number of Contracts	Premium
Options outstanding at December 31, 2011	3,000	$315,000
Options written	5,250	454,665
Options expired	—	—
Options terminated in closing transactions	(3,000)	(315,000)
Options outstanding at March 31, 2012	5,250	$454,665

At March 31, 2012, we had rights to milestone payments from Amgen, Inc.’s acquisition of our former portfolio company, BioVex Group, Inc. These milestone payments were fair valued at $3,352,886 and are contingent upon certain milestones being achieved in the future.

The following tables present the value of derivatives held at March 31, 2012, and the effect of derivatives held during the three months ended March 31, 2012, along with the respective location in the financial statements.

	Assets		Liabilities
Derivatives	Location	Fair Value	Location	Fair Value
Equity Contracts	—	—	Written call options payable	$547,500

Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Investments	$3,352,886	—	—

Statement of Operations

Derivatives	Location	Realized Gain/(Loss)	Change in unrealized Appreciation / (Depreciation)
Equity Contracts	Net Realized and Unrealized Gain (Loss)	$165,000	$(212,835)

Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Net Realized and Unrealized Gain (Loss)	$0	$(9,905)

NOTE 8. STOCK-BASED COMPENSATION

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

On April 3, 2012, we received the exemptive order from the SEC permitting us to award shares of restricted stock to our officers, employees and directors. The order does not permit the issuance of restricted stock until the Amended Stock Plan is approved by our shareholders. If we receive approval from shareholders for the Amended Stock Plan at the 2012 Annual Meeting of Shareholders, non-employee directors will receive up to 2,000 shares of restricted stock annually and the Compensation Committee, and the full Board, may, in the future, authorize awards of restricted stock under the Amended Plan to officers and employees.

A maximum of 20 percent of our total shares of our common stock issued and outstanding currently are available for awards. Under the Amended Stock Plan, no more than 50 percent of the shares of stock reserved for the grant of the awards under the Stock Plan may be restricted stock awards at any time during the term of the Amended Stock Plan. If any shares of restricted stock are awarded, such awards will reduce on a percentage basis the total number of shares of stock for which options may be awarded. If the Company does not issue restricted stock, all shares granted under the Amended Stock Plan would be subject to stock options. No more than 1,000,000 shares of our common stock may be made subject to awards under the Stock Plan or Amended Stock Plan to any individual in any year.

During the three months ended March 31, 2012, and the year ended December 31, 2011, the Compensation Committee of the Board of Directors of the Company did not grant any stock options. On August 3, 2011, the Compensation Committee decided that it would not award stock options pursuant to the Stock Plan through the first quarter of 2012. The Compensation Committee also decided that any future grants of options, if they occur, would not be awarded at a price below net asset value per share.

For the three months ended March 31, 2012, the Company recognized $447,824 of compensation expense in the Consolidated Statement of Operations. As of March 31, 2012, there was approximately $1,586,735 of unrecognized compensation cost related to unvested stock option awards. This cost is expected to be recognized over a weighted-average period of approximately one year. For the three months ended March 31, 2011, the Company recognized $427,314 of compensation expense in the Consolidated Statements of Operations. As of March 31, 2011, there was approximately $3,271,031 of unrecognized compensation cost related to unvested stock option awards.

For the three months ended March 31, 2012, no options were exercised. For the three months ended March 31, 2011, a total of 119,437 options were exercised for total proceeds to the Company of $477,678.

A summary of the changes in outstanding stock options for the three months ended March 31, 2012, is as follows:

		Weighted	Weighted Average	Weighted Average Remaining	Aggregate
		Average	Grant Date	Contractual	Intrinsic
	Shares	Exercise Price	Fair Value	Term (Years)	Value
Options Outstanding at January 1, 2012	3,389,117	$8.13	$5.04	4.96	$0

Granted	0	$0	$0	0

Exercised	0	$0	$0	0

Forfeited or Expired	0		$0	0

Options Outstanding at March 31, 2012	3,389,117	$8.13	$5.04	4.71	$25,524

Options Exercisable at March 31, 2012	2,786,337	$8.28	$5.12	4.76	$25,524

Options Exercisable and Expected to be Exercisable at March 31, 2012	3,378,069	$8.12	$5.03	4.71	$25,524

The aggregate intrinsic value in the table above with respect to options outstanding, exercisable and expected to be exercisable, is calculated as the difference between the Company's closing stock price of $4.15 on the last trading day of the first quarter of 2012 and the exercise price, multiplied by the number of in-the-money options. This amount represents the total pre-tax intrinsic value that would have been received by the option holders had all options been fully vested and all option holders exercised their awards on March 31, 2012. For the three months ended March 31, 2012, no options were exercised.

Unless terminated earlier by the approval of the shareholders, the Amended Stock Plan will expire on May 4, 2016. The expiration of the Stock Plan will not by itself adversely affect the rights of plan participants under awards that are outstanding at the time the Stock Plan expires. Our Board of Directors may terminate, modify or suspend the plan at any time, provided that no modification of the plan will be effective unless and until any required shareholder approval has been obtained. The Board of Directors may terminate, modify or amend any outstanding award under the Stock Plan at any time, provided that in such event, the award holder may exercise any vested options prior to such termination of the Stock Plan or award.

NOTE 9. INCOME TAXES

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs.

In order to qualify as a RIC, we must, in general, (1) annually, derive at least 90 percent of our gross income from dividends, interest, gains from the sale of securities and similar sources; (2) quarterly, meet certain investment diversification requirements; and (3) annually, distribute at least 90 percent of our investment company taxable income as a dividend. We may either distribute or retain our net capital gain from investments, but any net capital gain not distributed will be subject to corporate income tax and the excise tax described below to the extent not offset by the capital loss carryforward. We currently intend to retain and designate any net capital gain as “designated undistributed capital gains” under the rules of the Code. We will be subject to a four percent excise tax to the extent we fail to distribute at least 98 percent of our annual net ordinary income and 98.2 percent of our capital gain net income and would be subject to income tax to the extent we fail to distribute 100 percent of our investment company taxable income.

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

We have received SEC certification since 1999, including for 2010, pursuant to Section 851(e) of the Code. We qualified for RIC treatment in 2011 even without certification, but there can be no assurance that we will qualify for or receive certification for 2012 or subsequent years (to the extent we need additional certification) or that we will actually qualify for Subchapter M treatment in subsequent years. In addition, under certain circumstances, even if we qualified for Subchapter M treatment in a given year, we might take action in a subsequent year to ensure that we would be taxed in that subsequent year as a C Corporation, rather than as a RIC. Because Subchapter M does not permit deduction of operating expenses against net capital gain, it is not clear that the Company and its shareholders have paid less in taxes since 1999 than they would have paid had the Company remained a C Corporation.

For the three months ended March 31, 2012, and 2011, we paid $8,075 and $2,290, respectively, in federal, state and local taxes. At March 31, 2012, and 2011, we had $0 accrued for federal, state and local taxes payable by the Company.

We pay federal, state and local taxes on behalf of our wholly owned subsidiary, Ventures, which is taxed as a C Corporation. For the three months ended March 31, 2012, and 2011, our income tax expense for Ventures was $7,170 and $1,385, respectively.

NOTE 10. CHANGE IN NET ASSETS PER SHARE

The following table sets forth the computation of basic and diluted per share net increases (decreases) in net assets resulting from operations for the three months ended March 31, 2012, and March 31, 2011.

	For the Three Months Ended March 31,
	2012	2011

Numerator for increase (decrease) in net assets per share	$5,580,183	$(1,126,159)

Denominator for basic weighted average shares	31,000,601	30,918,981

Basic net increase (decrease) in net assets per share resulting from operations	$0.18	$(0.04)

Denominator for diluted weighted average shares	31,006,926	30,918,981

Diluted net increase (decrease) in net assets per share resulting from operations	$0.18	$(0.04)

For the three months ended March 31, 2012, the calculation of net increase in net assets resulting from operations per diluted share includes 6,325 stock options because such options were dilutive. All other stock options may be dilutive in future periods in which there is a net increase in net assets resulting from operations, or in the event that there are significant increases in the average stock price in the stock market or significant decreases in the amount of unrecognized compensation cost.

NOTE 11. COMMITMENTS AND CONTINGENCIES

On December 28, 2011, the Asahi Kasei Group completed its acquisition of Crystal IS, Inc. As of March 31, 2012, approximately $301,000 in proceeds from the transaction is held in escrow to cover working capital, potential indemnity claims and the expenses of the stockholder agent. If claims are made related to certain intellectual property and patents included in the transaction that exceed the escrow amounts withheld, additional claims could be made seeking funds from the former stockholders, including the Company. This special indemnity provision is capped, in aggregate, across all former stockholders at $10,250,000 through March 28, 2013, and is capped at $5 million through December 28, 2013, when the claim period expires. As of March 31, 2012, no such claims had been incurred.

NOTE 12. SUBSEQUENT EVENTS

On April 2, 2012, we closed our written call option position in Solazyme, Inc., expiring on June 16, 2012, for a payment of $399,000 and sold 3,000 written call option contracts, expiring on September 22, 2012, with a strike price of $15.00. We received premiums of approximately $576,000 for these contracts.

On April 3, 2012, we sold 1,000 written call option contracts, expiring on September 22, 2012, with a strike price of $20.00. We received premiums of approximately $82,000 for these contracts.

On April 5, 2012, we drew down an additional $600,000 from our line of credit. On April 11, 2012, we repaid $100,000. As of May 8, 2012, we had $2,000,000 outstanding on our line of credit.

On April 11, 2012, the Company made a $124,542 follow-on investment in a privately held, equity-focused portfolio company.

On April 16, 2012, we closed 1,000 written call option positions in Solazyme, Inc., expiring on September 22, 2012, with a strike price of $20.00, for a payment of approximately $32,000. On April 16, 2012, we also sold 1,000 written call option contracts, expiring on September 22, 2012, with a strike price of $15.00. We received premiums of approximately $91,000 for these contracts.

On May 3, 2012, we closed 2,000 written call option positions in Solazyme, Inc., expiring on September 22, 2012, with a strike price of $17.50, for a payment of approximately $36,000. On May 3, 2012, we also sold 2,000 written call option contracts, expiring September 22, 2012, with a strike price of $12.50. We received premiums of approximately $84,000 for these contracts.

On May 8, 2012, the Company made a $67,821 follow-on investment in a privately held, equity-focused portfolio company.

As of March 31, 2012, we owned an aggregate of 2,304,149 shares of Solazyme. We valued this position at $33,709,700, or $1.09 per outstanding share, as of March 31, 2012. The key input to our valuation of Solazyme was the share price as of the close of trading on March 30, 2012, which was $14.63. As of May 9, 2012, Solazyme’s closing price was $9.74 per share. At this price, our 2,304,149 shares of Solazyme are valued at $22,442,411, or $0.72 per outstanding share, as of May 9, 2012.

HARRIS & HARRIS GROUP, INC. FINANCIAL HIGHLIGHTS (Unaudited)

	Three Months Ended March 31
	2012	2011

Per Share Operating Performance

Net asset value per share, beginning of period	$4.70	$4.76

Net operating loss*	(0.07)	(0.06)

Net realized gain on investments*	0.02	0.24

Net decrease in unrealized appreciation as a result of sales*	0.00	(0.24)

Net increase in unrealized appreciation on investments held and written call options*(1)	0.23	0.02

Total from investment operations*	0.18	(0.04)

Net increase as a result of stock-based compensation expense*	0.01	0.01

Total increase from capital stock transactions	0.01	0.01

Net asset value per share, end of period	$4.89	$4.73

Stock price per share, end of period	$4.15	$5.38

Total return based on stock price	19.94%	22.83%

Supplemental Data:

Net assets, end of period	$151,726,414	$146,632,745

Ratio of expenses to average net assets	1.5%	1.3%

Ratio of net operating loss to average net assets	(1.4)%	(1.3)%

Average debt outstanding	$1,500,000	$444,444

Average debt per share	$0.05	$0.01

Number of shares outstanding, end of period	31,000,601	30,997,601

*Based on Average Shares Outstanding

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the Company's unaudited March 31, 2012, Consolidated Financial Statements and the Company's audited 2011 Consolidated Financial Statements and notes thereto.

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

Nanotechnology and microsystems are technologies that allow for the characterization, design, manipulation and manufacture of materials and systems on the molecular and micro levels, respectively.

Nanotechnology is the study of technologies measured in nanometers, which are units of measurement in billionths of a meter. Microsystems are measured in micrometers, which are units of measurement in millionths of a meter. We sometimes use "tiny technology" to describe both of these disciplines.

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

We believe nanotechnology can be classified as a transformative technology. An innovation qualifies as a transformative technology if it has the potential for pervasive use in a wide range of sectors in ways that change the competitive dynamics in those sectors. Transformative technologies often take decades to fully diffuse through respective sectors. We believe the period of 2001 through 2010 was the first decade in the commercial development of nanotechnology products. According to the National Science Foundation and the National Nanotechnology Initiative, this decade witnessed average growth rates of nanotechnology-related research and development funding, peer-reviewed publications and patent applications of 20 percent to 35 percent. According to the same institutions, nanotechnology-enabled companies created over 300,000 jobs worldwide and introduced over $200 billion worth of products. Our portfolio companies experienced similar growth during this period of time with aggregate revenues increasing 21 percent from 2007 to 2011.

We are currently in the second decade in the commercial development of nanotechnology products. We believe it will be this second decade and beyond where large portions of industry come to rely on nanotechnology as a fundamental enabler of advanced products.

Investment Objective and Strategy

Our principal investment objective is to achieve long-term capital appreciation by making equity-focused venture capital investments in companies that we believe have exceptional growth potential. Therefore, a significant portion of our current venture capital investment portfolio provides little or no income in the form of dividends or interest. Current income is a secondary investment objective. We seek to reach the point where future growth is financed through reinvestment of our capital gains from our venture capital investments and where current income offsets portions of our annual expenses during periods of time between realizations of capital gains on our investments. We also plan to implement a strategy to grow assets under management by raising one or more third-party funds to manage. There is no assurance when and if we will be able to raise such fund(s) or, if raised, whether they will be successful.

We have discretion in the investment of our capital to achieve our objectives. Our venture capital investments are made primarily in equity-related securities of companies that can range in stage from pre-revenue to generating positive cash flow. These businesses tend to be thinly capitalized, unproven, small companies that lack management depth, have little or no history of operations and are developing unproven technologies. These businesses may be privately held or publicly traded. We historically have invested in equity securities of these companies that are generally illiquid due to restrictions on resale and to the lack of an established trading market. We refer to our portfolio of investments in equity and equity-related securities in later sections of the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") as our "equity-focused" portfolio of investments. We may take advantage of opportunities to generate near-term cash flow by investing in non-convertible debt securities of businesses. These businesses tend to be generating cash or have near-term visibility to reaching positive cash flow. We refer to our portfolio of investments in non-convertible debt in later sections of the MD&A as our "venture debt" portfolio of investments.

We are both early-stage and long-term investors. We seek to identify investment opportunities in industries and markets that will be growth opportunities three to seven years from the date of our initial investment. We expect to invest capital in these companies at multiple points in time subsequent to our initial investment. We refer to such investments as "follow-on" investments. Our efforts to identify and predict future growth industries and markets rely on patient and deep due diligence in nanotechnology-enabled innovations developed at universities and corporate and government research laboratories, and the examination of macroeconomic and microeconomic trends and industry dynamics. We believe it is the early identification of and investments in these growth opportunities that will lead to investment returns for our shareholders, growth of our net assets, and capital for us to invest in tomorrow’s growth opportunities.

Involvement with Portfolio Companies

The 1940 Act requires that BDCs offer to "make available significant managerial assistance" to portfolio companies. We are actively involved with our portfolio companies through membership on boards of directors, as observers to the boards of directors and/or through frequent communication with management. As of March 31, 2012, we held at least one board seat or observer rights on 23 of our 28 equity-focused portfolio companies (82 percent).

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

Investments and Current Investment Pace

Since our investment in Otisville in 1983 through March 31, 2012, we have made a total of 94 equity-focused venture capital investments. We have exited 66 of these 94 investments, realizing total gross proceeds of $159,826,349 on our cumulative invested capital of $91,890,222. The amount of realized total gross proceeds includes:

•	$13,992,952 in upfront payments received in 2011 from the sale of BioVex Group, Inc., to Amgen, Inc., the sale of Innovalight, Inc., to E.I. du Pont de Nemours and Company (“DuPont”) and the sale of Crystal IS, Inc., to Asahi Kasei Group. We had invested a total of $11,383,299 in these three portfolio companies.

•	$953,480 from the portion of our upfront payment held in escrow from the sale of BioVex Group, Inc., to Amgen, Inc., which was released on March 16, 2012,

Both the gross proceeds and the cumulative invested capital do not reflect the cost or value of our ownership of NeoPhotonics Corporation or Solazyme, Inc., which completed IPOs on February 2, 2011, and May 27, 2011, respectively, as we have not yet sold or had our shares called from us through exercise of the call options written by us on a portion of these investments. The gross proceeds and the cumulative invested capital also do not reflect cash premiums paid or received from written call option transactions. From November 2011 through March 31, 2012, we have received net cash proceeds of approximately $580,000 on our call option transactions. The gross proceeds also do not include potential escrow payments from the sale of Crystal IS, Inc., or Innovalight, Inc., or potential milestone payments that could occur as part of the acquisition of BioVex Group, Inc., by Amgen, Inc., at points in time in the future as of March 31, 2012.

From August 2001 through March 31, 2012, all 52 of our initial equity-focused investments have been in companies commercializing or integrating products enabled by nanotechnology or microsystems. From August 2001 through March 31, 2012, we have invested a total (before any subsequent write-ups, write-downs or dispositions) of $147,093,126 in these companies. We currently have 28 equity-focused companies in our portfolio. At March 31, 2012, from first dollar in, the average and median holding periods for these 28 investments were 5.0 years and 5.2 years, respectively. Historically, as measured from first dollar in to last dollar out, the average and median holding periods for the 66 investments we have exited were 4.2 years and 3.3 years, respectively.

The following is a summary of our initial and follow-on equity-focused investments in nanotechnology companies from January 1, 2008, to March 31, 2012. We consider a "round led" to be a round where we were the new investor or the leader of a group of investors in an investee company. Typically, but not always, the lead investor negotiates the price and terms of the deal with the investee company.

Investments in Our Equity-Focused Portfolio of Investments

in Privately Held and Publicly Traded Companies

	2008	2009	2010	2011	Three Months Ended March 31, 2012

Total Incremental Investments	$17,779,462	$12,334,051	$9,560,721	$17,688,903	$3,094,740
No. of New Investments	4	2	3	4	1
No. of Follow-On Investment Rounds	25	29	27	31	4
No. of Rounds Led	4	5	5	4	1
Average Dollar Amount – Initial	$683,625	$174,812	$117,069	$1,339,744	$815,000
Average Dollar Amount – Follow-On	$601,799	$413,256	$341,093	$397,740	$569,935

During the first quarter of 2012, we made one new venture debt investment. The following is a summary of our investments in venture debt to date.

Investments in Our Venture Debt Portfolio of Investments

In Privately Held and Publicly Traded Companies

	2008	2009	2010	2011	Three Months Ended March 31, 2012

No. of Investments	0	0	1	3	1
Total Dollar Amount	$0	$0	$500,000	$1,400,000	$720,000

In the fourth quarter of 2011, we made a $500,000 venture debt investment in an equity-focused portfolio company. We note that all amounts, values and numbers mentioned below regarding our equity-focused portfolio companies include this investment in those calculations.

Importance of Availability of Liquid Capital

As a publicly traded, internally managed venture capital company, our cash used to make investments and pay expenses is held by us and not called from external sources when needed. We do not use leverage or debt to supplement our cash in investments in equity and convertible debt securities. We may use leverage or debt to help fund our venture debt investments. These non-convertible debt securities have defined periods of time for return on investment. We believe that for these reasons, and for additional reasons discussed in detail in our Annual Report on Form 10-K for the year ended December 31, 2011, it is crucial that we operate the Company with a substantial balance of liquid capital.

Our Sources of Liquid Capital

The sources of liquidity that we use to make our investments are classified as primary and secondary liquidity. As of March 31, 2012, and December 31, 2011, our total primary and secondary liquidity was $67,695,559 and $65,368,303, respectively. We do not include funds available from our credit facility as primary or secondary liquidity. We believe it is important to examine both our primary and secondary liquidity when assessing the strength of our balance sheet and our future investment capabilities.

Primary liquidity is comprised of cash and certain receivables. As of March 31, 2012, we held $29,826,853 in cash, of which $21,304,522 was held in non-interest-bearing, fully FDIC insured bank accounts. As of March 31, 2012, we held $0 in U.S. government obligations. On March 16, 2012, the Company received payment of its portion of the proceeds held in escrow since the closing of the transaction on March 4, 2011, from Amgen, Inc.’s acquisition of BioVex Group, Inc., totaling $953,480. This payment immediately added to our primary liquidity. Payments upon achieving milestones of the BioVex Group, Inc., sale or expiration of the escrow periods for the Crystal IS, Inc., and Innovalight, Inc., dispositions would also add to our primary liquidity in future quarters if these milestones are achieved successfully and escrowed funds are released in part or in full. The probability-adjusted values of the future milestone payments for the sale of BioVex and of the funds held in escrow from the dispositions of Crystal IS and Innovalight, as determined at the end of each fiscal quarter, are included as an asset on our Consolidated Statements of Assets and Liabilities and will be included in primary liquidity only if and when payment is received for achievement of the milestones and the funds held in escrow are released, respectively.

Our secondary liquidity is comprised of the stock of publicly traded companies. Although these companies are publicly traded, their stock may not trade at high volumes and prices may be volatile, which may restrict our ability to sell our positions at any given time. As of March 31, 2012, our secondary liquidity was $37,815,824. NeoPhotonics Corporation and Solazyme, Inc., account for $35,842,490 of this amount based on the closing price of each company as of March 30, 2012. As of March 31, 2012, shares of Solazyme and NeoPhotonics were trading below the strike prices of the call options that were open and outstanding. The fair value of our shares of Champions Oncology, Inc., accounts for $1,973,334 of the total amount of secondary liquidity. As of March 31, 2012, our shares of each of these companies are freely tradable securities. A decision to sell our shares would result in the cash received from the sale of these assets being included in primary liquidity. Until that time, we will continue to include the value of our shares of our publicly traded portfolio companies in secondary liquidity unless the average trading volume of each company reaches sufficient levels for us to monetize our stock in such companies over a short period of time.

Potential Pending Liquidity Events from Our Portfolio as of March 31, 2012

In the first quarter of 2012, one of our portfolio companies received a non-binding letter of interest for the potential acquisition of the company. We previously stated that, “As of March 31 2012, the discussion between these two companies is ongoing, and there can be no assurance that these companies will reach mutually acceptable terms to consummate a transaction.” In the second quarter of 2012, the potential acquirer elected not to pursue an acquisition of this company.

As of the end of the first quarter of 2012, four of our companies have commenced planning for and/or began the process of pursuing potential sales and/or IPOs of those companies. These companies have either begun the process of hiring or have hired bankers and/or advisors to attempt to pursue such liquidity events. As of March 31, 2012, these efforts are ongoing, and there can be no assurance that any of these companies will be able to consummate either type of transaction.

As of March 31, 2012, we valued potential milestone payments from the sale of BioVex Group, Inc., at $3,352,886. If all the remaining milestone payments were to be paid by Amgen, Inc., we would receive $9,526,393. We have not received any milestone payments as of March 31, 2012, and there can be no assurance as to how much of this amount we will ultimately realize in the future, if any.

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

We discuss our assessment of the benefits of selling covered call options on our publicly traded portfolio companies in detail in our Annual Report on Form 10-K for the year ended December 31, 2011.

Maturity of Current Equity-Focused Venture Capital Portfolio

Our equity-focused venture capital portfolio is comprised of companies at varying maturities facing different types of risks. We have defined these levels of maturity and sources of risk as: 1) Early Stage/Technology Risk, 2) Mid Stage/Market Risk and 3) Late Stage/Execution Risk. We provide detailed descriptions of each of these classifications in our Annual Report on Form 10-K for the year ended December 31, 2011. The charts below show our assessment of the stage of maturity of the 28 companies in our equity-focused portfolio of investments and include the cost and value ascribed to the companies within each of these stages of maturity.

We seek to create a portfolio of companies that enables consistent flows of potential liquidity events in multiple industries in three sectors, energy, healthcare and electronics, which can be monetized as these companies mature.

We believe a portfolio of companies focused on a diverse set of industries reduces the potential impact of cyclicality within any one industry. Our current portfolio is comprised of companies at varying stages of maturity in a diverse set of industries within three sectors. We consider NanoGram Devices to have been both an energy and a healthcare portfolio company. As our portfolio companies mature, we seek to invest in new early- and mid-stage companies that may mature into mid- and late-stage companies. This continuous progression creates a pipeline of investment maturities that may lead to future sources of positive contributions to net asset value per share as these companies mature and potentially experience liquidity and exit events. This diversity of industries and our pipeline of investment maturities are demonstrated by the distribution of our current early- and mid-stage portfolio companies within each sector shown in the table below.

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

During the first quarter of 2012, we did not transition any companies between classifications of stage of maturity. We classified our new equity-focused investment, OpGen, Inc., as a mid-stage healthcare company.

We currently have 23 companies in our equity-focused venture capital portfolio that generate revenues ranging from nominal to significant from commercial sales of products and/or services, from commercial partnerships and/or from government grants. In aggregate, our portfolio companies had approximately $424 million in revenue in 2011, an 11.6 percent increase from aggregate 2010 revenue of approximately $380 million and a 58.8 percent increase from aggregate 2009 revenue of $267 million.

Current Business Environment

The first quarter of 2012 ended with broad increases in value in the public market indices. This uptrend in the value of the public markets did not translate fully to venture capital fundraising, venture capital investment activity, and the volume of M&A events as each of these metrics was down in the first quarter of 2012 from the prior quarter. The positive activity of the public markets did appear to translate to a positive market for IPOs during the quarter as it was the most active quarter for IPOs since the fourth quarter of 2007 and the most active first quarter since 2000. The pace of acquisitions, which slowed dramatically from the prior quarter, did not mirror the public markets’ strong appetite for U.S. venture capital companies in the first quarter. Ninety-four companies were acquired during the same period in 2011, the second consecutive quarter of declining deal volume for M&As, according to Dow Jones VentureSource. Venture capital funds raised $4.9 billion in the first quarter of 2012, down 35 percent from a year ago, according to Thomson Reuters and the National Venture Capital Association. The trade group said 42 firms raised money, down 9 percent from the number of funds in the first quarter of 2011, when 46 funds raised $7.6 billion. The top five funds accounted for 75 percent of total fundraising in the quarter. The number of funds raising money fell to its lowest levels since the third quarter of 2009, when 36 funds raised money. Fundraising for all but the top-tier venture capital funds continues to be difficult owing in part to the closely watched 10-year benchmark for venture capital returns that stood at only 2.59 percent as of September 30, 2011, which is the most recent data available for this statistic from Cambridge Associates, LLC.

The current business environment is also complicated by global economic uncertainty and regional unrest. It remains unclear if and how the debt crisis in Europe will develop and whether it will result in a slowing of worldwide economic growth or even trigger a further global financial crisis. It is unclear if the rising budget deficits in the United States will result in further downgrades in its credit rating. Any outcome could be heightened potentially should an alternative to U.S. Treasury securities emerge as the global safe-haven for invested capital or should large holders of these securities, such as China, decide to divest of them in large quantities or in full. It is unclear how regional unrest will affect the global economy should it persist and/or expand beyond northern Africa, the Middle East and North Korea. All of this uncertainty could lead to a further broad reduction in risk taken by investors and corporations, which could reduce further the capital available to our portfolio companies, could affect the ability of our portfolio companies to build and grow their respective businesses, and could decrease the liquidity options available to our portfolio companies.

Historically, difficult venture environments have resulted in a higher than normal number of companies not receiving financing and being subsequently closed down with a loss to venture investors, and other companies receiving financing but at significantly lower valuations than the preceding financing rounds. This issue is compounded by the fact that many existing venture capital firms have few remaining years of investment and available capital owing to the finite lifetime of the funds managed by these firms. Additionally, even if a firm was able to raise a new fund, commonly venture capital firms are not permitted to invest new funds in existing investments. This limitation of available capital can lead to fractured syndicates of investors. A fractured syndicate can result in a portfolio company being unable to raise additional capital to fund operations. This issue is especially acute in capital-intensive sectors that are enabled by nanotechnology, such as energy, healthcare and electronics. The portfolio company may be forced to sell before reaching its full potential or be shut down entirely if the remaining investors cannot financially support the company. As such, improvements in the exit environment for venture-backed companies through IPOs and M&A transactions may not translate to an increase in the available capital to venture-backed companies, particularly those that have investments from funds that are in the latter stage of life unless the markets improve for some time into the future.

Our overall goal remains unchanged. We want to maintain our leadership position in investing in nanotechnology and microsystems and to increase our net asset value. The current environment for venture capital financings continues to favor those firms that have capital to invest regardless of the stage of the investee company. We continue to finance our new and follow-on equity and convertible debt investments from our cash reserves held in bank accounts. We have historically held, and may in the future again hold, our cash in U.S. Treasury securities. We believe the turmoil of the venture capital industry and the current economic climate provide opportunities to invest this capital at historically low valuations in equity and convertible debt securities and at high yields in non-convertible debt securities of new and existing privately held and publicly traded companies of varying maturities.

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

In each of the years in the period 2008 through 2011, and for the three months ended March 31, 2012, the Company recorded the following gross write-ups in privately held securities as a percentage of net assets at the beginning of the year ("BOY"), gross write-downs in privately held securities as a percentage of net assets at the beginning of the year, and change in value of private portfolio securities as a percentage of net assets at the beginning of the year.

Gross Write-Ups and Write-Downs of the Privately Held Portfolio
	2008	2009	2010	2011	Three Months Ended March 31, 2012

Net Asset Value, BOY	$138,363,344	$109,531,113	$134,158,258	$146,853,912	$145,698,407

Gross Write-Downs During Year	$(39,671,588)	$(12,845,574)	$(11,391,367)	$(11,375,661)	$(1,168,384)

Gross Write-Ups During Year	$820,559	$21,631,864	$30,051,847	$11,997,991	$2 ,041,299

Gross Write-Downs as a Percentage of Net Asset Value, BOY	-28.67%	-11.7%	-8.5%	-7.8%	-0.8%

Gross Write-Ups as a Percentage of Net Asset Value, BOY	0.59%	19.7%	22.4%	8.2%	1.4%

Net Change as a Percentage of Net Asset Value, BOY	-28.08%	8.0%	13.9%	0.4%	0.6%

From December 31, 2011, to March 31, 2012, the value of our equity-focused venture capital portfolio, including our rights to potential future milestone payments from the sale of BioVex Group, Inc., to Amgen, Inc., increased by $10,382,790, from $111,799,351 to $122,182,141.

Not including our rights to potential future milestone payments from the sale of BioVex Group, Inc., to Amgen, Inc., our equity-focused portfolio companies increased in value by $10,392,695. This increase results primarily from new and follow-on investments of $3,094,740, a net increase in value owing to the terms and pricing of new rounds of financing of $728,936, a net increase in the valuations of publicly traded portfolio companies of $6,357,963, accrued bridge note interest of $70,321, a net increase in currency fluctuations and warrant values of $119,272, and an increase in the values of publicly traded comparable companies used to derive the value of one of our portfolio companies of $1,114,233, offset by a net increase in discounts for non-performance risk of $1,092,770.

We note that our Valuation Committee and ultimately our Board of Directors take into account multiple sources of quantitative and qualitative inputs to determine the value of our privately held portfolio companies and our publicly traded portfolio companies whose values are not derived solely from the closing price on the last day of the quarter.

We also note that our Valuation Committee does not set the value of our freely tradable publicly traded portfolio companies, Solazyme, Inc., and NeoPhotonics Corporation. Even though our position in Champions Oncology, Inc., is freely tradable as of March 31, 2012, subjective inputs are also included in the determination of value. Therefore, our Valuation Committee sets the value of this position.

Non-performance risk is the risk that the price per share of the most recent round of financing or another observable input that placed a value on a portfolio company does not adequately reflect the risk that the portfolio company will be: (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation.  Our best estimate of the increase in the non-performance risk of our portfolio companies during the first quarter of 2012 totals $1,092,770 and is included in the valuation of the companies as of March 31, 2012. In the future, as these companies receive terms for additional financings or if they are unable to receive additional financing and, therefore, proceed with sales or shutdowns of the business, we expect the contribution of the discount for non-performance risk to vary in importance in determining the values of our securities of these companies. As of March 31, 2012, non-performance risk was a significant factor in determining the values of 11 of our 26 equity-focused portfolio companies that are fair valued by our Board of Directors. These 11 companies accounted for approximately $26.4 million, or 22.2 percent, of the total value of our equity-focused venture capital portfolio, not including our rights to milestone payments from the sale of BioVex Group, Inc., to Amgen, Inc. As of December 31, 2011, non-performance risk was a significant factor in determining the values of 10 of our 25 equity-focused portfolio companies that are fair valued by our Board of Directors. These 10 companies accounted for approximately $30.3 million, or 28 percent, of the total value of our equity-focused venture capital portfolio, not including our rights to milestone payments from the sale of BioVex Group, Inc., to Amgen, Inc.

We also note that our valuation of our securities of Molecular Imprints, Inc., includes $3,033,338 that is ascribed to a non-convertible bridge note. The principal plus interest of this note was repaid in full in the third quarter of 2011. The remaining value results from a liquidation preference that survived the repayment of the note and, as currently written, would pay the Company $4,044,450 should the company be sold for more than its outstanding debt and a contractual payment to management of Molecular Imprints. Our value of this portion of our securities of Molecular Imprints as of March 31, 2012, reflects a probability-weighted discount applied to the total amount of the preference.

As of March 31, 2012, our top ten investments by value accounted for approximately 79 percent of the value of our equity-focused venture capital portfolio.

Assessment of Venture Capital Investment Portfolio as of March 31, 2012

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

The chart below compares the values and numbers of companies that comprise our venture capital investments in our energy, healthcare and electronics portfolios as of March 31, 2012, and as of December 31, 2011.

During the first quarter of 2012, we made one new equity-focused investment in a healthcare company.

We note that the values in Healthcare as of March 31, 2012, and December 31, 2011, do not include the value of our rights to potential future milestone payments from the sale of BioVex Group, Inc., to Amgen, Inc. These rights were valued at $3,352,886 and $3,362,791 as of March 31, 2012, and as of December 31, 2011, respectively. We note that the values in Energy as of March 31, 2012, and December 31, 2011, do not include the fair values of the amounts held in escrow of approximately $463,000 and $152,000 for the acquisitions of Innovalight, Inc., and Crystal IS, Inc., respectively.

We have and may continue to make investments outside these sectors, and we may not maintain these sectors or the weightings within these sectors in future quarters.

Assessment of Our Energy Portfolio as of March 31, 2012

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

We continue to believe we are positioned well to take advantage of today’s growth markets within energy. We have been early investors in many of these markets. Our initial investments in biofuels in 2004 (Solazyme), light-emitting diodes in 2005 (Bridgelux) and batteries in 2007 (Contour Energy), represent three of our top ten investments by value. Solazyme, Inc., completed a successful IPO in the second quarter of 2011, raising over $200 million. Bridgelux, Inc., and Contour Energy Systems, Inc., achieved record revenue growth in 2011. All of these companies continue to make progress in their respective markets. Additionally, we believe the acquisition of Innovalight, Inc., by DuPont in the third quarter of 2011 and Crystal IS, Inc., by Asahi Kasei in the fourth quarter of 2011 provided validation of commercial interest in using nanoscale-enabled inks to enhance the performance of solar cells and ultraviolet light emitting diodes for water purification, respectively.

We also believe we have a pipeline of companies that are developing solutions for growth markets that are emerging today or may develop in future years such as ground-water, produced-water and other environmental remediation (ABSMaterials and Produced Water Absorbents), renewable chemicals and fuels (Cobalt) and alternative sources for high-intensity light (Laser Light Engines). The table below shows the breakdown of our Energy portfolio as of March 31, 2012, based on stage of maturity of the investment including the year of our initial investment in each of the companies.

Many of our Energy portfolio companies are generating commercial revenues and/or have entered into partnerships and joint development agreements with large corporations. We include some of the commercial developments from these portfolio companies during the first quarter below.

Bridgelux

In February 2012, Bridgelux announced an investment of $25 million from Kaistar Lighting.

In March 2012, Bridgelux announced the commercial availability of the Micro SM4™ surface mountable LED component that will decrease the cost and improve the performance of lighting in commercial buildings.

Contour Energy Systems

In January 2012, Contour Energy Systems announced the signing of a strategic and technology agreement with In-Q-Tel, the independent strategic investment entity that seeks innovative technologies to support U.S. government intelligence activities. In this agreement, Contour Energy Systems will work with In-Q-Tel to develop advanced portable power systems for various terrestrial and emerging applications.

Laser Light Engines

In April 2012, Laser Light Engines presented the world’s first public demonstration of fully despeckled, high-brightness 3D, high-frame rate (HFR), wide-color-gamut (WCG) laser projection on a silver 3D screen at the NAB Technology Symposium on Cinema in Las Vegas.

Solazyme

In February 2012, Solazyme Roquette Nutritionals announced the signing of a European exclusive sales agreement with Roquette for its microalgae-derived food ingredients starting with whole algalin flour.

In March 2012, the USS Ford, a U.S. Navy Frigate fleet ship, successfully sailed from Everett, WA, to San Diego, CA, using Soladiesel, Solazyme’s 100 percent algal derived renewable diesel fuel. The journey was powered using 25,000 gallons of a 50/50 mixture using Soladiesel and petroleum.

In March 2012, Volkswagen of America announced partnerships with Solazyme and Amyris, two of the world's leaders in renewable fuels, to promote the use of renewal fuels in automobiles.

In April 2012, Solazyme and Bunge announced the signing of definitive agreements for a joint venture to build, own and operate a commercial-scale renewable tailored oils production facility adjacent to Bunge’s Moema sugarcane mill in Brazil. Startup of the facility is expected in the second half of 2013.

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

Assessment of Healthcare Portfolio as of March 31, 2012

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

We also believe we have an emerging pipeline of companies that are developing solutions for growth markets that exist today or may develop in future years such as personalized medicine (Enumeral Biomedical). We made one new investment in a whole genome mapping company, OpGen, Inc., in the first quarter of 2012. The table below shows the breakdown of our Healthcare portfolio as of March 31, 2012, based on stage of maturity of the investment, including the year of our initial investment in each of the companies.

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

Mersana

In March 2012, Mersana entered into a collaboration agreement with Endo Pharmaceuticals to develop next-generation antibody-drug conjugates (ADCs). Under the agreement, Endo will pay an upfront fee to Mersana for the right to use Mersana’s Fleximer technology to develop novel ADC candidates against a single cancer target.

Metabolon

In April 2012, Metabolon and Takeda Pharmaceutical Company Limited, a global pharmaceutical company, formed a multi-year research alliance that will focus on discovering therapeutic targets and biomarkers.

In April 2012, Metabolon announced the launch of its Disease Metabolism Strategic Outsourcing Program. Through this program, Metabolon’s partners will collaborate toward shared objectives such as identifying novel targets, establishing high-resolution phenotypic screening platforms, elucidating drug mechanism of action, discovering and validating pharmacodynamics biomarkers for translation to the clinic and for patient stratification.

OpGen

In March 2012, Harris & Harris Group made its first new investment in OpGen, Inc., a DNA analysis company that develops solutions for the mapping and sequence assembly of whole genomes. The round of financing will fund acceleration of the commercialization of OpGen’s Argus Whole Genome Mapping System, as well as its Genome-Builder tool suite for large genome sequencing assembly and data analysis.

Senova

In March 2012, Senova announced the introduction of its calibration-free, solid-state pH meter: pHitTM pH sensor at Pittcon 2012. pHit is a new pH sensor platform that replaces current glass electrodes with solid-state smart sensors that contain no glass, require no user calibration and can be stored dry.

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

Assessment of Electronics Portfolio as of March 31, 2012

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

We also believe we have an emerging pipeline of companies that are developing solutions for growth markets that exist today or may develop in future years such as high-performance computing enabled by quantum mechanics (D-Wave Systems), radio-frequency identification and near-field communication devices enabled by printed electronics (Kovio) and waterproof electronic devices (HzO). The table below shows the breakdown of our Electronics portfolio as of March 31, 2012, based on stage of maturity of the investment, including the year of our initial investment in each of the companies.

Many of our Electronics portfolio companies are generating commercial revenues and/or have entered into partnerships and joint development agreements with large corporations. We include some of the commercial developments from these portfolio companies during the first quarter below.

Cambrios

In January 2012, Cambrios announced the hiring of John LeMoncheck as President and CEO and a new equity investment in the company by Samsung Venture Investment Corporation.

HzO

In January 2012, HzO was named an International Consumer Electronics Show (CES) Innovations 2012 Design and Engineering Awards Honoree in the embedded technologies category.

In January 2012, HzO announced a $3 million equity investment from Horizons Ventures, Ltd., a Hong Kong investment firm that manages the private investments in the technology sector for Mr. Li Ka-shing.

Kovio

In January 2012, Inside Secure, a manufacturer of semiconductor technology for secure transactions and digital identity, announced that its range of Near Field Communication (NFC) products can now be used to interact with the Kovio RF Barcode wireless tag, a NFC tag based on Kovio’s printed silicon technology.

We believe the macroeconomic and microeconomic dynamics that supported our thesis for historical investments in electronics and the potential for nanotechnology to impact electronics-related markets will continue for the foreseeable future, albeit with some adjustment. The high capital intensity of traditional semiconductor investments and the reduced values placed on these companies at exit in the current market environment have resulted in these investments becoming less favorable to investors, including ourselves. We are currently investigating opportunities that do not require such substantial capital investment to reach commercial revenues and breakeven cash flow. Our electronics portfolio company, HzO, Inc., is an example of such an opportunity.

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

Owing to the structure and objectives of our business, we generally expect to experience net operating losses and seek to generate increases in our net assets from operations through the long-term appreciation and monetization of our venture capital investments. We have relied, and continue to rely, primarily on proceeds from sales of investments, rather than on investment income, to defray a significant portion of our operating expenses. Because such sales are unpredictable, we attempt to maintain adequate working capital to provide for fiscal periods when there are no such sales. During 2011 and through the first quarter of 2012, we made three and one venture debt investments, respectively. While the interest income generated from these investments did not defray a significant portion of our operating expenses in 2011 or the first quarter of 2012, further investments in venture debt could generate more substantial investment income in future years.

The potential for, or occurrence of, inflation could result in rising interest rates for government-backed debt.  This trend would have two effects on our business.  First, the spread between the interest rates we can obtain from investing in low-risk government debt versus high-risk venture debt will compress, which would result in a reduction of the risk premium associated with investments in venture debt.  We may reduce the number and amount invested in venture debt should this risk premium decrease substantially as to not compensate us adequately for the risk associated with such investments. Second, funds drawn from our line of credit will accrue interest at a rate that fluctuates with the London Interbank Offered Rate (LIBOR). LIBOR is expected to increase in times of inflation.  Our venture debt investments may include both fixed and floating interest rates.  Our net interest income would decrease if the spread between the interest rate on funds from our line of credit and our venture debt investments decrease.

Three months ended March 31, 2012, as compared with the three months ended March 31, 2011

In the three months ended March 31, 2012, we had a net increase in net assets resulting from operations of $5,580,183. In the three months ended March 31, 2011, we had a net decrease in net assets resulting from operations of $1,126,159.

Investment Income and Expenses:

We had net operating losses of $2,089,381 and $1,835,303 for the three months ended March 31, 2012, and March 31, 2011, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expense of $447,824 in 2012 and $427,314 in 2011 associated with the prior years’ granting of stock options. During the three months ended March 31, 2012, and 2011, total investment income was $160,890 and $136,824, respectively. During the three months ended March 31, 2012, and 2011, total operating expenses were $2,250,271 and $1,972,127, respectively.

During the three months ended March 31, 2012, as compared with the same period in 2011, investment income increased, reflecting an increase in interest income from convertible bridge notes, non-convertible promissory notes, subordinated and senior secured debt, and senior secured debt through a participation agreement. As of March 31, 2012, we had no holdings of U.S. government securities as compared with $37,614,874 average holdings of such securities during the three months ended March 31, 2011, primarily due to the decrease in yield available over the durations of maturities in which we were willing to invest and the availability of fully FDIC insured demand deposit bank accounts.

Operating expenses, including non-cash, stock-based compensation expense, were $2,250,271 and $1,972,127 for the three months ended March 31, 2012, and March 31, 2011, respectively. The increase in operating expenses for the three months ended March 31, 2012, as compared with the three months ended March 31, 2011, was primarily owing to increases in salaries, benefits and stock-based compensation expense, administration and operations expense, professional fees and rent expense, offset by decreases in custody fees. Salaries, benefits and stock-based compensation expense increased by $150,293, or 12.1 percent, through March 31, 2012, as compared with March 31, 2011, primarily as a result of increases in salaries of employees owing to cost of living adjustments and an increase in year-end employee bonus accruals of $78,000, an increase of $19,795 in the projected benefit obligation expense accrual for medical retirement benefits and an increase in non-cash expense of $20,510 associated with the Stock Plan. While the non-cash, stock-based compensation expense for the Stock Plan increased our operating expenses by $447,824, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value. Administration and operations expense increased by $100,126, or 39.0 percent, through March 31, 2012, as compared with March 31, 2011, primarily as a result of costs of approximately $34,500 related to Meet the Portfolio Day and brokerage commission expense of approximately $24,750 associated with the sale and purchase of written call options on Solazyme, Inc., and NeoPhotonics Corporation. We did not hold a Meet the Portfolio Day or execute call option transactions during the comparable period in 2011. The call option transactions during the first three months of 2012 resulted in cash proceeds to us of approximately $305,000 before commissions. Professional fees increased by $25,495, or 10.3 percent, through March 31, 2012, as compared with March 31, 2011, primarily as a result of an increase in certain legal fees associated with exploring alternative means for increasing assets under management by raising one or more third-party funds and increases in consulting fees related to investor outreach and marketing efforts. Rent expense increased by $8,943, or 10.0 percent, for the period ended March 31, 2012, as compared with the three months ended March 31, 2011. Our rent expense of $98,443 for the three months ended March 31, 2012, includes $106,124 of rent paid in cash, net of $7,681 non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term. Our rent paid in cash of $106,124 includes $764 of real estate tax escalation charges on our corporate headquarters located at 1450 Broadway in New York City. Custody fees decreased by $13,145, or 54.8 percent, for the three months ended March 31, 2012, as compared with March 31, 2011, owing to the lower fees charged by our new custodian, Union Bank.

Realized Income and Losses from Investments:

During the three months ended March 31, 2012, and March 31, 2011, we realized net gains on investments of $669,503 and $7,534,340, respectively.

During the three months ended March 31, 2012, we realized net gains of $669,503, consisting primarily of realized gains on our escrow payments from the sales of BioVex Group, Inc., and Crystal IS, Inc., and a realized gain of $165,000 on the repurchase of certain Solazyme, Inc., written call options.

During the three months ended March 31, 2011, we realized net gains of $7,534,340, consisting of a realized gain of $7,509,340 on our investment in BioVex Group, Inc., and a realized gain of $25,000 on our investment in Siluria Technologies, Inc.

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the three months ended March 31, 2012, net unrealized appreciation on total investments increased by $7,220,971, or 74.2 percent, from net unrealized appreciation of $9,731,603 at December 31, 2011, to net unrealized appreciation of $16,952,574 at March 31, 2012. During the three months ended March 31, 2011, net unrealized appreciation on total investments decreased by $6,822,906, or 90.9 percent, from net unrealized appreciation of $7,504,306 at December 31, 2010, to net unrealized appreciation of $681,400 at March 31, 2011.

During the three months ended March 31, 2012, net unrealized appreciation on our venture capital investments increased by $7,220,971, from net unrealized appreciation of $9,731,603 at December 31, 2011, to net unrealized appreciation of $16,952,574 at March 31, 2012, owing primarily to write-ups in the valuations of the following investments held:

Investment	Amount of Write-Up

Solazyme, Inc.	$6,290,327
Xradia, Inc.	1,114,233
D-Wave Systems, Inc.	446,460
Ensemble Therapeutics Corporation	268,289
SiOnyx, Inc.	82,375
NeoPhotonics Corporation	67,636
NanoTerra, Inc.	9,719
OHSO Clean, Inc.	4,483
Ancora Pharmaceuticals Inc.	2,294

The write-ups for the three months ended March 31, 2012, were offset by write-downs in the valuations of the following investments held:

Investment	Amount of Write-Down

Nantero, Inc.	$561,603
Cobalt Technologies, Inc.	250,588
Senova Systems, Inc.	173,077
Ultora, Inc.	107,500
Bridgelux, Inc.	42,939
Metabolon, Inc.	16,223
Laser Light Engines, Inc.	14,740
GEO Semiconductor, Inc.	1,714

We had a decrease in unrealized appreciation of $9,905 on the rights to milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc., in the first quarter of 2011.

We had an increase in unrealized appreciation owing to foreign currency translation of $113,444 on our investment in D-Wave Systems, Inc.

During the three months ended March 31, 2011, net unrealized appreciation on our venture capital investments decreased by $6,821,399, from net unrealized appreciation of $7,503,038 at December 31, 2010, to net unrealized appreciation of $681,639 at March 31, 2011, owing primarily to a decrease in unrealized appreciation for BioVex Group, Inc., of $7,467,615, which resulted from a realized gain on the sale of its securities. We also had write-downs in the valuations of the following investments held:

Investment	Amount of Write-Down

Xradia, Inc.	$748,750
Ancora Pharmaceuticals Inc.	636,955
NeoPhotonics Corporation	351,772
Nextreme Thermal Solutions, Inc.	275,328
Contour Energy Systems, Inc.	186,199
Innovalight, Inc.	78,782
Questech Corporation	61,503
Molecular Imprints, Inc.	11,125
Metabolon, Inc.	5,417
SiOnyx, Inc.	1,237

The write-downs for the three months ended March 31, 2011, were offset by write-ups in the valuations of the following investments held:

Investment	Amount of Write-Up

Bridgelux, Inc.	$1,636,736
Kovio, Inc.	622,732
Cobalt Technologies, Inc.	505,280
Enumeral Biomedical Corp.	83,333
Solazyme, Inc.	23,041
GEO Semiconductor, Inc.	13,323
NanoTerra, Inc.	2,576

We had an increase in unrealized appreciation owing to foreign currency translation of $116,263 on our investment in D-Wave Systems, Inc.

Financial Condition

March 31, 2012

At March 31, 2012, our total assets and net assets were $156,782,743 and $151,726,414, respectively. At December 31, 2011, they were $150,343,653 and $145,698,407, respectively.

At March 31, 2012, our net asset value per share was $4.89, as compared with $4.70 at December 31, 2011. At March 31, 2012, and December 31, 2011, our shares outstanding were 31,000,601.

Significant developments in the three months ended March 31, 2012, included an increase in the holdings of our venture capital investments of $11,005,384 and a decrease in our cash of $4,014,541. The increase in the value of our venture capital investments from $113,048,250 at December 31, 2011, to $124,053,634 at March 31, 2012, resulted primarily from an increase in the net value of our venture capital investments of $7,220,971 and by two new and four follow-on investments of $3,814,740. The decrease in our cash from $33,841,394 at December 31, 2011, to $29,826,853 at March 31, 2012, is primarily owing to the payment of cash for operating expenses of $1,732,515 and to new and follow-on venture capital investments totaling $3,814,740.

The following table is a summary of additions to our portfolio of venture capital investments made during the three months ended March 31, 2012:

New Investments	Amount of Investment

OpGen, Inc.	$815,000
OhSo Clean, Inc.	$720,000

Follow-On Investments	Amount of Investment

SiOnyx, Inc.	$1,255,523
Contour Energy Systems, Inc.	480,000
Laser Light Engines, Inc.	434,784
Ensemble Therapeutics Corporation	109,433

Total	$3,814,740

The following table summarizes the value of our portfolio of venture capital investments, as compared with its cost, at March 31, 2012, and December 31, 2011:

	March 31, 2012	December 31, 2011

Venture capital investments, at cost	$107,101,060	$103,316,647
Net unrealized appreciation	16,952,574	9,731,603
Venture capital investments, at value	$124,053,634	$113,048,250

Liquidity

Our liquidity and capital resources are generated and are generally available through our cash holdings, interest earned on our investments on U.S. government securities, cash flows from the sales of U.S. government securities and payments received on our venture debt investments, proceeds from periodic follow-on equity offerings and realized capital gains retained for reinvestment. As of March 31, 2012, we did not hold any U.S. government securities and funded all of our operations from cash held in bank accounts.

We fund our day-to-day operations using interest earned and proceeds from our cash holdings, the sales of our investments in U.S. government securities, when applicable, and interest earned from our venture debt securities. We believe the increase or decrease in the value of our venture capital investments does not materially affect the day-to-day operations of the Company or our daily liquidity. As of March 31, 2012, and December 31, 2011, we had no investments in money market mutual funds.

We have a $10 million three-year revolving credit facility with TD Bank, N.A. This credit facility is used to fund our venture debt investments and not for the payment of day-to-day operating expenses. As of March 31, 2012, we had debt outstanding of $1,500,000, which is approximately one percent of our net assets. This debt is collateralized with cash held in a restricted account on a one-for-one basis with the amount of debt outstanding from the credit facility. Therefore, repayment of the outstanding debt as of March 31, 2012, would not have a significant impact on our daily liquidity. We have not issued any debt securities, and, therefore, are not subject to credit agency downgrades.

As a venture capital company, it is critical that we have capital available to support our best companies until we have an opportunity for liquidity in our investments. As such, we will continue to maintain a substantial amount of liquid capital on our balance sheet. However, to complement our equity-focused portfolio investing, we seek to invest some of this capital in venture debt where we will have more defined investment return timelines than we currently have in our existing portfolio. In addition, we may, from time to time, opt to borrow money to make investments in debt securities that generate cash flow and have a known timeframe for return on investment.

At March 31, 2012, and December 31, 2011, our total net primary liquidity was $29,879,735 and $33,910,442, respectively. Our primary liquidity is principally comprised of our cash, U.S. government securities, when applicable, and certain receivables. The decrease in our primary liquidity from December 31, 2011, to March 31, 2012, is primarily owing to the use of funds for investments and payment of net operating expenses, offset by the receipt of $953,480 from the portion of our upfront payment held in escrow from the sale of BioVex Group, Inc., to Amgen, Inc., which was released on March 16, 2012.

At March 31, 2012, and December 31, 2011, our secondary liquidity was $37,815,824 and $31,457,861, respectively. Our secondary liquidity consists of our publicly traded securities. Although these companies are publicly traded, their stock may not trade at high volumes and prices can be volatile, which may restrict our ability to sell our positions at any given time. We may also be restricted for a period of time in selling our positions in these companies due to our shares being unregistered. As of March 31, 2012, none of our publicly traded securities were restricted from sale.

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

Except for a rights offering, we are generally not able to issue and sell our common stock at a price below our net asset value per share, exclusive of any distributing commission or discount, without shareholder approval. As of March 31, 2012, our net asset value per share was $4.89 per share and our closing market price was $4.15 per share. We do not currently have shareholder approval to issue or sell shares below our net asset value per share.

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

The Company’s outstanding debt balance was $1,500,000 at March 31, 2012, and December 31, 2011. The annual weighted average interest cost for the three months ended March 31, 2012, was 1.6 percent, exclusive of amortization of closing fees and other expenses related to establishing the credit facility. The remaining capacity under the credit facility was $8,500,000 at March 31, 2012. At March 31, 2012, the Company was in compliance with all financial covenants required by the credit facility.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows:

Payments Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facility(1)	$1,500,000	$—	$1,500,0000	$—	$—

Operating leases	$2,411,750	$411,695	$593,067	$572,667	$834,321

As of March 31, 2012, we had $8,500,000 of unused borrowing capacity under our credit facility.

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

See "Note 6. Investments" in the accompanying notes to our Consolidated Financial Statements for additional information regarding fair value measurements.

Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") As of March 31, 2012, our financial statements include venture capital investments valued at $88,211,144, the fair values of which were determined in good faith by, or under the direction of, the Board of Directors. As of March 31, 2012, approximately 58 percent of our net assets represent investments in portfolio companies at fair value by the Board of Directors.

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

Historically, difficult venture capital environments have resulted in companies not receiving financing and being subsequently closed down with a loss of investment to venture investors, and other companies receiving financing but at significantly lower valuations than the preceding rounds, leading to very deep dilution for those who do not participate in the new rounds of investment. Our best estimate of this non-performance risk has been quantified and included in the valuation of our portfolio companies as of March 31, 2012.

As of March 31, 2012, 71 percent of our portfolio company investments were classified as Level 3 in the hierarchy, indicating a high level of judgment required in their valuation.

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

Recent Developments - Portfolio Companies

On April 2, 2012, we closed our written call option position in Solazyme, Inc., expiring on June 16, 2012, for a payment of $399,000 and sold 3,000 written call option contracts, expiring on September 22, 2012, with a strike price of $15.00. We received premiums of approximately $576,000 for these contracts.

On April 3, 2012, we sold 1,000 written call option contracts, expiring on September 22, 2012, with a strike price of $20.00. We received premiums of approximately $82,000 for these contracts.

On April 11, 2012, the Company made a $124,542 follow-on investment in a privately held, equity-focused portfolio company.

On April 16, 2012, we closed 1,000 written call option positions in Solazyme, Inc., expiring on September 22, 2012, with a strike price of $20.00, for a payment of approximately $32,000. On April 16, 2012, we also sold 1,000 written call option contracts, expiring on September 22, 2012, with a strike price of $15.00. We received premiums of approximately $91,000 for these contracts.

On May 3, 2012, we closed 2,000 written call option positions in Solazyme, Inc., expiring on September 22, 2012, with a strike price of $17.50, for a payment of approximately $36,000. On May 3, 2012, we also sold 2,000 written call option contracts, expiring September 22, 2012, with a strike price of $12.50. We received premiums of approximately $84,000 for these contracts.

On May 8, 2012, the Company made a $67,821 follow-on investment in a privately held, equity-focused portfolio company.

As of March 31, 2012, we owned an aggregate of 2,304,149 shares of Solazyme. We valued this position at $33,709,700, or $1.09 per outstanding share, as of March 31, 2012. The key input to our valuation of Solazyme was the share price as of the close of trading on March 30, 2012, which was $14.63. As of May 9, 2012, Solazyme’s closing price was $9.74 per share. At this price, our 2,304,149 shares of Solazyme are valued at $22,442,411, or $0.72 per outstanding share, as of May 9, 2012.

Recent Developments – Other

On April 5, 2012, we drew down an additional $600,000 from our line of credit. On April 11, 2012, we repaid $100,000. As of May 8, 2012, we had $2,000,000 outstanding on our line of credit.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Company, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as "anticipates," "expects," "intends," "plans," "will," "may," "continue," "believes," "seeks," "estimates," "would," "could," "should," "targets," "projects," and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:

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

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our investment activities;

•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as material part of our venture debt investment strategy;

•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and

•	the risks, uncertainties and other factors we identify in "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

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

We may also invest in both short- and long-term U.S. government and agency securities. To the extent that we invest in short- and long-term U.S. government and agency securities, changes in interest rates result in changes in the value of these obligations that result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements, and the quantity and duration of long-term U.S. government and agency securities held by the Company, and it will vary from period to period. We did not hold U.S. government securities at March 31, 2012.

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

Foreign Currency Risk

Most of our investments are denominated in U.S. dollars. We currently have one investment denominated in Canadian dollars. We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates. The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates was $421,560 at March 31, 2012.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the 1934 Act). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures. As of March 31, 2012, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the first quarter of 2012 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Investing in our common stock involves significant risks relating to our business and investment objective. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2011, before you purchase any of our common stock.

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

Item 6. Exhibits

10.1*	Form of Amended and Restated Harris & Harris Group, Inc. 2012 Equity Incentive Plan Director Restricted Stock Award Agreement.

10.2*	Form of Amended and Restated Harris & Harris Group, Inc. 2012 Equity Incentive Plan Employee Restricted Stock Award Agreement.

31.01*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harris & Harris Group, Inc.

/s/	Daniel B. Wolfe
By:	Daniel B. Wolfe
Chief Financial Officer

/s/	Patricia N. Egan
By:	Patricia N. Egan
Chief Accounting Officer
and Vice President

Date: May 10, 2012

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Amended and Restated Harris & Harris Group, Inc. 2012 Equity Incentive Plan Director Restricted Stock Award Agreement.

10.2	Form of Amended and Restated Harris & Harris Group, Inc. 2012 Equity Incentive Plan Employee Restricted Stock Award Agreement.

31.01	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

