Form 10-Q
period 2012-06-30
HARRIS & HARRIS GROUP INC /NY/
filed 2012-08-08
CIK 893739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         ☐                       No         ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2012
Common Stock, $0.01 par value per share	31,000,601 shares

Harris & Harris Group, Inc.

Form 10-Q, June 30, 2012

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

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments, in portfolio securities at value:
Unaffiliated privately held companies
(cost: $24,479,403 and $23,794,145, respectively)	$26,300,391	$23,748,247
Unaffiliated rights to milestone payments
(adjusted cost basis: $3,291,750 and $3,291,750, respectively)	3,386,224	3,362,791
Unaffiliated publicly traded securities
(cost: $12,535,134 and $12,743,787, respectively)	33,027,782	29,484,527
Non-controlled affiliated privately held companies
(cost: $52,751,538 and $48,968,029, respectively)	53,874,397	47,601,785
Non-controlled affiliated publicly traded companies
(cost: $2,000,000 and $2,000,000, respectively)	1,973,334	1,973,334
Controlled affiliated privately held companies
(cost: $14,014,759 and $12,518,936, respectively)	8,335,716	6,877,566
Total, investments in private portfolio companies, rights to milestone payments and public securities at value
(cost: $109,072,584 and $103,316,647, respectively)	$126,897,844	$113,048,250
Cash	27,734,326	33,841,394
Restricted funds (Note 3)	2,010,005	1,512,031
Funds held in escrow from sales of investments, at value (Note 3)	587,923	1,064,234
Receivable from portfolio company	26,341	37,331
Interest receivable	7,800	14,635
Prepaid expenses	185,467	398,858
Other assets	414,364	426,920
Total assets	$157,864,070	$150,343,653

LIABILITIES & NET ASSETS
Post retirement plan liabilities	$1,766,206	$1,660,958
Revolving loan (Note 5)	2,000,000	1,500,000
Accounts payable and accrued liabilities	982,657	906,910
Deferred rent	363,276	378,980
Written call options payable (premiums received:
$914,245 and $315,000, respectively) (Note 7)	1,391,092	195,000
Debt interest and other payable	3,049	3,398
Total liabilities	6,506,280	4,645,246

Net assets	$151,357,790	$145,698,407

Net assets are comprised of:
Preferred stock, $0.10 par value,
2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares authorized at
6/30/12 and 12/31/11; 32,829,341 issued at
6/30/12 and 12/31/11	328,294	328,294
Additional paid in capital (Note 8)	212,455,488	210,470,369
Accumulated net operating and realized loss	(75,381,539)	(71,546,328)
Accumulated unrealized appreciation of investments	17,361,078	9,851,603
Treasury stock, at cost (1,828,740 shares at 6/30/12 and 12/31/11)	(3,405,531)	(3,405,531)

Net assets	$151,357,790	$145,698,407

Shares outstanding	31,000,601	31,000,601

Net asset value per outstanding share	$4.88	$4.70

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Investment (loss) income:
Interest from:
Unaffiliated companies	$71,257	$81,762	$121,321	$127,237
Non-controlled affiliated companies	(193,188)	42,382	(150,376)	70,697
Controlled affiliated companies	39,658	40,223	67,000	75,730
Cash and U.S. Treasury obligations	6,387	9,300	12,699	21,780
Miscellaneous income	47,440	14,159	81,800	29,206
Total investment (loss) income	(28,446)	187,826	132,444	324,650

Expenses:
Salaries, benefits and stock-based compensation (Note 8)	2,558,000	1,344,781	3,947,391	2,583,879
Administration and operations	225,542	219,243	582,226	475,801
Professional fees	244,296	208,713	517,639	456,561
Rent	99,254	89,500	197,697	179,000
Directors’ fees and expenses	81,906	85,391	177,732	184,172
Custody fees	11,127	24,000	21,982	48,000
Depreciation	14,645	12,602	28,598	25,166
Interest and other debt expenses	12,064	9,989	23,840	13,767
Total expenses	3,246,834	1,994,219	5,497,105	3,966,346

Net operating loss	(3,275,280)	(1,806,393)	(5,364,661)	(3,641,696)

Net realized gain (loss):
Realized gain (loss) from investments:
Unaffiliated companies	0	(205,597)	476,887	7,328,743
Non-Controlled affiliated companies	(16,195)	(1,966,590)	11,421	(1,966,590)
Publicly traded companies	670,879	0	670,879	0
Written call options	213,338	0	378,338	0
U.S. Treasury obligations/other	0	(82)	0	(82)
Realized gain (loss) from investments	868,022	(2,172,269)	1,537,525	5,362,071

Income tax expense (Note 9)	0	103	8,075	2,393
Net realized gain (loss) from investments	868,022	(2,172,372)	1,529,450	5,359,678

Net increase (decrease) in unrealized appreciation on investments:
Change as a result of investment sales	(670,879)	2,006,126	(670,879)	(5,522,992)
Change on investments held	1,543,565	23,194,860	8,764,536	23,901,072
Change on written call options	(371,347)	0	(584,182)	0
Net increase in unrealized appreciation on investments	501,339	25,200,986	7,509,475	18,378,080

Net realized and unrealized gains on investments	1,369,361	23,028,614	9,038,925	23,737,758

Net (decrease) increase in net assets resulting from operations:

Total	$(1,905,919)	$21,222,221	$3,674,264	$20,096,062

Per average basic and diluted outstanding share	$(0.06)	$0.68	$0.12	$0.65

Average outstanding shares - basic	31,000,601	30,999,579	31,000,601	30,959,503

Average outstanding shares - diluted	31,000,601	31,017,329	31,000,700	30,977,558

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
		(Corrected)
Cash flows used in operating activities:
Net increase in net assets resulting from operations	$3,674,264	$20,096,062
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized gain and unrealized appreciation on investments	(9,047,000)	(23,740,151)
Depreciation of fixed assets, amortization of premium or discount on U.S. government securities, and bridge note interest	103,547	(158,484)
Stock-based compensation expense	1,985,119	985,120

Changes in assets and liabilities:
Purchase of U.S. government securities	0	(84,283,377)
Sale of U.S. government securities	0	90,337,925
Investments in affiliated portfolio companies	(5,368,669)	(6,860,821)
Investments in unaffiliated portfolio companies	(874,530)	(3,795,265)
Principal payments received on debt investments	203,962	109,763
Proceeds from sale of investments	1,844,152	8,257,334
Proceeds from call option premiums	2,324,314	0
Payments for call option purchases	(1,334,370)	0
Restricted funds	(497,974)	(2,562,023)
Receivable from portfolio company	10,990	(5,879)
Interest receivable	6,835	4,459
Prepaid expenses	213,391	140,929
Other assets	(525)	8,698
Post retirement plan liabilities	105,248	59,571
Accounts payable and accrued liabilities	75,398	(75,261)
Deferred rent	(15,704)	(11,496)

Net cash used in operating activities	(6,591,552)	(1,492,896)

Cash flows from investing activities:
Purchase of fixed assets	(15,516)	(3,746)
Net cash used in investing activities	(15,516)	(3,746)

Cash flows from financing activities:
Proceeds from stock option exercises	0	491,058
Proceeds from drawdown of credit facility	500,000	2,550,000

Net cash provided by financing activities	500,000	3,041,058

Net (decrease) increase in cash:
Cash at beginning of the period	33,841,394	3,756,919
Cash at end of the period.	27,734,326	5,301,335

Net (decrease) increase in cash	$(6,107,068)	$1,544,416

Supplemental disclosures of cash flow information:
Income taxes paid	$8,075	$2,393
Interest paid	$13,405	$0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended	Year Ended
	June 30, 2012	December 31, 2011
	(Unaudited)

Changes in net assets from operations:

Net operating loss	$(5,364,661)	$(8,338,365)
Net realized gain on investments	1,529,450	2,449,705
Net (decrease) increase in unrealized appreciation on investments as a result of sales	(670,879)	74,649
Net increase in unrealized appreciation on investments held	8,764,536	2,152,648
Net (decrease) increase in unrealized appreciation on written call options	(584,182)	120,000

Net increase (decrease) in net assets resulting from operations	3,674,264	(3,541,363)

Changes in net assets from capital stock transactions:

Issuance of common stock upon the exercise of stock options	0	1,224
Additional paid in capital on common stock issued net of offering expenses	0	489,834
Stock-based compensation expense	1,985,119	1,894,800

Net increase in net assets resulting from capital stock transactions	1,985,119	2,385,858

Net increase (decrease) in net assets	5,659,383	(1,155,505)

Net Assets:

Beginning of the period	145,698,407	146,853,912

End of the period	$151,357,790	$145,698,407

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2012 (Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 41.4% of net assets at value

Private Placement Portfolio (Illiquid) (4) – 17.4% of net assets at value

Bridgelux, Inc. (7)(8)		Energy
Manufacturing high-power light emitting diodes (LEDs) and arrays
Series B Convertible Preferred Stock	(M)		$1,000,000	1,861,504	$2,213,782
Series C Convertible Preferred Stock	(M)		1,352,196	2,130,699	2,721,847
Series D Convertible Preferred Stock	(M)		1,371,622	999,999	1,670,641
Series E Convertible Preferred Stock	(M)		672,599	440,334	824,941
Series E-1 Convertible Preferred Stock	(M)		534,482	399,579	644,518
Warrants for Series C Convertible Preferred Stock expiring 12/31/14	( I )		168,270	163,900	106,875
Warrants for Series D Convertible Preferred Stock expiring 8/26/14	( I )		88,531	124,999	69,706
Warrants for Series D Convertible Preferred Stock expiring 3/10/15	( I )		40,012	41,666	23,235
Warrants for Series E Convertible Preferred Stock expiring 12/31/17	( I )		93,969	170,823	92,518
Warrants for Common Stock expiring 6/1/16	( I )		72,668	132,100	337
Warrant for Common Stock expiring 10/21/18	( I )		18,816	84,846	216
			5,413,165		8,368,616

Cambrios Technologies Corporation (7)(9)(14)		Electronics
Developing nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock	(M)		1,294,025	1,294,025	1,165,383
Series C Convertible Preferred Stock	(M)		1,300,000	1,300,000	1,170,764
Series D Convertible Preferred Stock	(M)		515,756	515,756	773,634
Series D-2 Convertible Preferred Stock	(M)		92,400	92,400	92,400
			3,202,181		3,202,181

Cobalt Technologies, Inc. (7)(9)(10)		Energy
Developing processes for making bio-butanol through biomass fermentation
Series C-1 Convertible Preferred Stock	(M)		749,998	352,112	435,580
Series D-1 Convertible Preferred Stock	(M)		122,070	48,828	65,595
Secured Convertible Bridge Note, 10%, acquired 5/25/12	(M)		45,554	$45,097	45,554
			917,622		546,729

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2012 (Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 41.4% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) – 17.4% of net assets at value (Cont.)

Ensemble Therapeutics Corporation (7)(9)(11)		Healthcare
Developing DNA-Programmed ChemistryTM for the discovery of new classes of therapeutics
Series B Convertible Preferred Stock	(M)		$2,000,000	1,449,275	$46,667
Secured Convertible Bridge Note, 8%, acquired 9/11/08	(M)		326,460	$250,211	1,547,663
Secured Convertible Bridge Note, 8%, acquired 12/10/09	(M)		58,887	$48,868	297,398
Secured Convertible Bridge Note, 8%, acquired 1/25/12	(M)		113,222	$109,400	647,170
			2,498,569		2,538,898

GEO Semiconductor Inc. (12)		Electronics
Developing programmable, high-performance video and geometry processing solutions
Participation Agreement with Montage
Capital relating to the following assets:
Senior secured debt, 13.75%, maturing on 7/15/12	( I )		347,428	$437,900	402,350
Warrants for Series A Pref. Stock expiring on 9/17/17	( I )		66,684	100,000	67,813
Warrants for Series A-1 Pref. Stock expiring on 6/30/18	( I )		23,566	34,500	23,796
Loan and Security Agreement with GEO Semiconductor relating to the following assets:
Subordinated secured debt, 15.75%, maturing on 7/15/12	( I )		109,630	$125,000	119,760
Warrants for Series A Pref. Stock expiring on 3/1/18	( I )		7,512	10,000	6,380
Warrants for Series A-1 Pref. Stock expiring on 6/29/18	( I )		7,546	10,000	6,400
			562,366		626,499

Molecular Imprints, Inc. (7)(13)		Electronics
Manufacturing nanoimprint lithography capital equipment
Series B Convertible Preferred Stock	(M)		2,000,000	1,333,333	1,789,108
Series C Convertible Preferred Stock	(M)		2,406,595	1,285,071	2,138,498
Non-Convertible Bridge Note	( I )		0	0	3,033,338
			4,406,595		6,960,944

Nanosys, Inc. (7)(14)		Energy
Developing inorganic nanowires and quantum dots for use in batteries and LED-backlit devices
Series C Convertible Preferred Stock	(M)		1,500,000	803,428	0
Series D Convertible Preferred Stock	(M)		3,000,003	1,016,950	474,663
Series E Convertible Preferred Stock	(M)		496,573	433,688	744,859
			4,996,576		1,219,522

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2012 (Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 41.4% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) – 17.4% of net assets at value (Cont.)

NanoTerra, Inc. (9)		Energy
Developing surface chemistry and nano-manufacturing solutions
Senior secured debt, 12.0%, maturing on 2/22/14	( I )		$246,499	$299,685	$277,190
Senior secured debt, 12.0%, maturing on 2/22/13	( I )		74,066	$90,048	87,210
Warrants for Series A-2 Pref. Stock expiring on 2/22/21	( I )		69,168	446,248	66,819
			389,733		431,219

Nantero, Inc. (7)(9)(14)		Electronics
Developing a high-density, nonvolatile, random access memory chip, enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		489,999	345,070	746,422
Series B Convertible Preferred Stock	(M)		323,000	207,051	451,501
Series C Convertible Preferred Stock	(M)		571,329	188,315	486,884
			1,384,328		1,684,807

OHSO Clean, Inc. (15)(16)		Healthcare
Developing natural, hypoallergenic household cleaning products enabled by nanotechnology-enabled formulations of thyme oil
Participation Agreement with Montage
Capital relating to the following assets:
Senior secured debt, 13.00%, maturing on 9/30/14	( I )		616,526	$712,640	629,900
Warrants for Series C Pref. Stock expiring on 3/30/22	( I )		91,742	1,109,333	91,076
			708,268		720,976

Total Unaffiliated Private Placement Portfolio (cost: $24,479,403)					$26,300,391

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2012 (Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Rights to Milestone Payments (Illiquid) (5) – 2.2% of net assets at value

Amgen, Inc. (7)(14)		Healthcare
Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	( I )		$3,291,750	$3,291,750	$3,386,224

Total Unaffiliated Rights to Milestone Payments (cost: $3,291,750)					$3,386,224

Publicly Traded Portfolio (6) – 21.8% of net assets at value

NeoPhotonics Corporation (14)(17)		Electronics
Developing and manufacturing optical devices and components
Common Stock	(M)		$7,299,590	450,907	$2,227,481

Solazyme, Inc. (14)(18)		Energy
Developing algal biodiesel, industrial chemicals and specialty ingredients using synthetic biology
Common Stock	(M)		5,235,544	2,215,849	30,800,301

Total Unaffiliated Publicly Traded Portfolio (cost: $12,535,134)					$33,027,782

Total Investments in Unaffiliated Companies (cost: $40,306,287)					$62,714,397

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2012 (Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 36.9% of net assets at value

Private Placement Portfolio (Illiquid) (19) – 35.6% of net assets at value

ABSMaterials, Inc. (7)(9)(14)		Energy
Developing nano-structured absorbent materials for environmental remediation
Series A Convertible Preferred Stock	(M)		$435,000	390,000	$1,170,000

Adesto Technologies Corporation (7)(9)		Electronics
Developing low-power, high-performance memory devices
Series A Convertible Preferred Stock	(M)		2,200,000	6,547,619	4,583,333
Series B Convertible Preferred Stock	(M)		2,200,000	5,952,381	4,166,667
Series C Convertible Preferred Stock	(M)		1,485,531	2,122,187	1,485,531
			5,885,531		10,235,531

Contour Energy Systems, Inc. (7)(9)(14)		Energy
Developing batteries using nanostructured materials
Series A Convertible Preferred Stock	(M)		2,009,995	2,565,798	2,504,488
Series B Convertible Preferred Stock	(M)		1,300,000	812,500	1,340,672
Series C Convertible Preferred Stock	(M)		1,200,000	1,148,325	1,271,099
			4,509,995		5,116,259

D-Wave Systems, Inc. (7)(9)(20)		Electronics
Developing high-performance quantum computing systems
Class 1 Series B Convertible Preferred Stock	(M)		1,002,074	1,144,869	1,455,815
Class 1 Series C Convertible Preferred Stock	(M)		487,804	450,450	572,792
Class 1 Series D Convertible Preferred Stock	(M)		1,484,492	1,533,395	1,949,866
Class 1 Series E Convertible Preferred Stock	(M)		248,049	269,280	342,416
Class 1 Series F Convertible Preferred Stock	(M)		238,323	258,721	328,990
Class 2 Series E Convertible Preferred Stock	(M)		409,032	317,746	404,046
Class 2 Series F Convertible Preferred Stock	(M)		392,993	305,286	388,201
Warrants for Common Stock expiring 6/30/15	( I )		98,644	153,890	46,573
			4,361,411		5,488,699

Enumeral Biomedical Corp. (7)(9)(14)		Healthcare
Developing therapeutics and diagnostics through functional assaying of single cells
Series A Convertible Preferred Stock	(M)		1,026,832	957,038	1,325,507
Series A-1 Convertible Preferred Stock	(M)		750,000	576,923	750,000
			1,776,832		2,075,507

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2012 (Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 36.9% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (19) – 35.6% of net assets at value (Cont.)

HzO, Inc. (7)(9)(14)		Electronics
Developing novel industrial coatings that protect electronics against damage from liquids
Series A Convertible Preferred Stock	(M)		$666,667	4,057,294	$1,130,362
Series B Convertible Preferred Stock	(M)		1,000,000	3,947,888	1,099,882
			1,666,667		2,230,244

Kovio, Inc. (7)(9)(14)		Electronics
Developing semiconductor products using printed electronics and thin-film technologies
Series A' Convertible Preferred Stock	(M)		5,242,993	2,160,000	1,437,286
Series B' Convertible Preferred Stock	(M)		1,418,540	2,131,827	1,418,539
			6,661,533		2,855,825

Mersana Therapeutics, Inc. (7)(9)		Healthcare
Developing treatments for cancer based on novel drug delivery polymers
Series A Convertible Preferred Stock	(M)		700,000	68,451	6,434
Series B Convertible Preferred Stock	(M)		1,542,098	866,500	81,451
Unsecured Convertible Bridge Note, 10%, acquired 8/5/08	(M)		219,570	$200,000	19,570
Unsecured Convertible Bridge Note, 10%, acquired 2/13/09	(M)		216,935	$200,000	16,935
Unsecured Convertible Bridge Note, 10%, acquired 7/2/09	(M)		268,784	$250,000	18,784
Unsecured Convertible Bridge Note, 10%, acquired 1/19/10	(M)		92,868	$87,500	5,368
Unsecured Convertible Bridge Note, 10%, acquired 2/19/10	(M)		89,478	$84,475	5,003
Unsecured Convertible Bridge Note, 10%, acquired 4/12/11	(M)		308,047	$298,900	9,147
Unsecured Convertible Bridge Note, 10%, acquired 10/28/11	(M)		25,424	$25,000	424
Unsecured Convertible Bridge Note, 10%, acquired 11/17/11	(M)		25,389	$25,000	389
Unsecured Convertible Bridge Note, 10%, acquired 12/22/11	(M)		25,329	$25,000	329
Unsecured Convertible Bridge Note, 10%, acquired 4/11/12	(M)		125,234	$124,542	692
			3,639,156		164,526

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2012 (Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 36.9% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (19) – 35.6% of net assets at value (Cont.)

Metabolon, Inc. (7)(14)		Healthcare
Developing service and diagnostic products through the use of a metabolomics, or biochemical, profiling platform
Series B Convertible Preferred Stock	(M)		$2,500,000	371,739	$1,951,723
Series B-1 Convertible Preferred Stock	(M)		706,214	148,696	780,689
Series C Convertible Preferred Stock	(M)		1,000,000	1,000,000	1,794,510
Series D Convertible Preferred Stock	(M)		1,499,999	835,882	1,499,999
Warrants for Series B-1 Convertible Preferred
Stock expiring 3/25/15	( I )		293,786	74,348	71,232
			5,999,999		6,098,153

Nextreme Thermal Solutions, Inc. (7)(9)(14)		Energy
Developing thin-film thermoelectric devices for cooling and energy conversion
Series A Convertible Preferred Stock	(M)		2,192,381	22,027	0
Common Stock	(M)		2,192,381	4,039,985	0
			4,384,762		0

OpGen, Inc. (7)(14)(15)		Healthcare
Developing tools for genomic sequence assembly and analysis
Series C Convertible Preferred Stock	(M)		815,000	5,905,797	815,000

Produced Water Absorbents, Inc. (7)(9)(14)		Energy
Developing nano-structured absorbent materials for environmental remediation of contaminated water in the oil and gas industries
Series A Convertible Preferred Stock	(M)		1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2012 (Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 36.9% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (19) – 35.6% of net assets at value (Cont.)

Senova Systems, Inc. (7)(9)(14)		Healthcare
Developing next-generation sensors to measure pH
Series B Convertible Preferred Stock	(M)		$692,308	692,308	$553,846

SiOnyx, Inc. (7)(9)(14)		Electronics
Developing silicon-based optoelectronic products enabled by its proprietary Black Silicon
Series A Convertible Preferred Stock	(M)		750,000	233,499	160,367
Series A-1 Convertible Preferred Stock	(M)		890,000	2,966,667	2,037,507
Series A-2 Convertible Preferred Stock	(M)		2,445,000	4,207,537	2,889,736
Series B-1 Convertible Preferred Stock	(M)		1,169,561	1,892,836	1,300,000
Series C Convertible Preferred Stock	(M)		1,171,316	1,674,030	1,255,523
Warrants for Series B-1 Convertible Preferred Stock expiring 2/23/17	( I )		130,439	247,350	128,290
Warrants for Common Stock expiring 3/28/17	( I )		84,207	418,507	82,729
			6,640,523		7,854,152

Ultora, Inc. (7)(9)(14)		Energy
Developing energy-storage devices enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		282,821	282,821	282,821

Xradia, Inc. (7)(14)		Electronics
Designing, manufacturing and selling ultra-high resolution 3D x-ray microscopes and fluorescence imaging systems
Series D Convertible Preferred Stock	(M)		4,000,000	3,121,099	7,933,834

Total Non-Controlled Private Placement Portfolio (cost: $52,751,538)					$53,874,397

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2012 (Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 36.9% of net assets at value (Cont.)

Publicly Traded Portfolio (Illiquid) (21) – 1.3% of net assets at value

Champions Oncology, Inc. (14)		Healthcare
Developing its TumorGraftTM platform for personalized medicine and drug development
Common Stock	(M)		$2,000,000	2,666,667	$1,973,334

Total Non-Controlled Affiliated Publicly Traded Portfolio (cost: $2,000,000)					$1,973,334

Total Investments in Non-Controlled Affiliated Companies (cost: $54,751,538)					$55,847,731

Investments in Controlled Affiliated Companies (3)(22) – 5.5% of net assets at value

Private Placement Portfolio (Illiquid) – 5.5% of net assets at value

Ancora Pharmaceuticals Inc. (7)(9)		Healthcare
Developing synthetic carbohydrates for pharmaceutical applications
Common Stock	(M)		$2,729,817	57,463	$1,724
Series A Convertible Preferred Stock	(M)		4,855,627	4,855,627	4,855,627
Senior Secured Debt, 12.00%, maturing on 12/11/12	( I )		473,598	$500,000	478,780
			8,059,042		5,336,131

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2012 (Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Controlled Affiliated Companies (3)(22) – 5.5% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 5.5% of net assets at value (Cont.)

Laser Light Engines, Inc. (7)(9)		Energy
Manufacturing solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	(M)		$2,000,000	7,499,062	$0
Series B Convertible Preferred Stock	(M)		3,095,802	13,571,848	2,139,670
Secured Convertible Bridge Note, 12%, acquired 10/7/11	(M)		217,622	$200,000	217,622
Secured Convertible Bridge Note, 12%, acquired 11/17/11	(M)		102,791	$95,652	102,791
Secured Convertible Bridge Note, 12%, acquired 12/21/11	(M)		87,851	$82,609	87,851
Secured Convertible Bridge Note, 12%, acquired 3/5/12	(M)		451,651	$434,784	451,651
			5,955,717		2,999,585

Total Controlled Private Placement Portfolio (cost: $14,014,759)					$8,335,716

Total Investments in Controlled Affiliated Companies (cost: $14,014,759)					$8,335,716

Total Private Placement and Publicly Traded Portfolio (cost: $109,072,584)					$126,897,844

Total Investments (cost: $109,072,584)					$126,897,844

	Method of	Number of
	Valuation (1)	Contracts	Value
Written Call Options (15) – (0.9)% of net assets at value

Solazyme, Inc. — Strike Price $10.00, 9/22/12	(M)	117	$(42,160)
Solazyme, Inc. — Strike Price $12.50, 12/22/12	(M)	4,000	(760,000)
Solazyme, Inc. — Strike Price $15.00, 12/22/12	(M)	2,750	(288,750)
Solazyme, Inc. — Strike Price $17.50, 3/8/13	(M)	4,010	(298,932)
NeoPhotonics Corporation — Strike Price $7.50, 8/18/12	(M)	250	(1,250)

Total Written Call Options (Premiums Received $914,245)			$(1,391,092)

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2012 (Unaudited)

Notes to Consolidated Schedule of Investments

(1)	See "Footnote to Consolidated Schedule of Investments" on page 31 for a description of the "Valuation Procedures."

(2)	We classify "Energy" companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials using nanotechnology-enabled solutions. We classify "Electronics" companies as those that use nanotechnology to address problems in electronics-related industries, including semiconductors. We classify "Healthcare" companies as those that use nanotechnology to address problems in healthcare-related industries, including biotechnology, pharmaceuticals and medical devices.

(3)	Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own five percent or more, but less than 25 percent, of the voting shares of the portfolio company, or where we hold one or more seats on the portfolio company’s Board of Directors but do not control the company. Investments in controlled affiliated companies consist of investments in which we own 25 percent or more of the voting shares of the portfolio company or otherwise control the company.

(4)	The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $24,479,403. The gross unrealized appreciation based on the tax cost for these securities is $5,628,127. The gross unrealized depreciation based on the tax cost for these securities is $3,807,139.

(5)	The aggregate cost for federal income tax purposes of investments in unaffiliated rights to milestone payments is $3,291,750. The gross unrealized appreciation based on the tax cost for these securities is $94,474. The gross unrealized depreciation based on the tax cost for these securities is $0.

(6)	The aggregate cost for federal income tax purposes of investments in unaffiliated publicly traded companies is $12,535,134. The gross unrealized appreciation based on the tax cost for these securities is $25,564,757. The gross unrealized depreciation based on the tax cost for these securities is $5,072,109.

(7)	We are subject to legal restrictions on the sale of our investment(s) in this company.

(8)	With the conversion of our bridge note into shares of Series E-1 Preferred Stock, we received a warrant to purchase shares of common stock at $0.25 per share. The number of shares is determined by certain financial targets for 2012 set upon receipt of the audited financial statements for 2012. Should the company complete a sale or an IPO prior to the end of 2012, the warrant will become void. This warrant is, therefore, a contingent asset as of June 30, 2012.

(9)	These investments are development-stage companies. A development-stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations, or it has commenced such operations but has not realized significant revenue from them.

(10)	Cobalt Technologies, Inc., also does business as Cobalt Biofuels.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2012 (Unaudited)

(11)	With our investment in a convertible bridge note issued by Ensemble Therapeutics Corporation, we received a warrant to purchase a number of shares of the class of stock sold in the next financing of Ensemble Therapeutics Corporation equal to $149,539.57 divided by the price per share of the class of stock sold in the next financing of Ensemble Therapeutics Corporation. The ability to exercise this warrant is, therefore, contingent on Ensemble Therapeutics Corporation completing successfully a subsequent round of financing. This warrant shall expire and no longer be exercisable on September 10, 2015. The cost basis of this warrant is $89.86.

(12)	The maturity dates of the senior secured debt and the subordinated secured debt are expected to be extended to the end of 2012 or 2013. As such, the notes were not repaid on July 15, 2012.

(13)	As part of a loan the Company made to Molecular Imprints in the second quarter of 2011, we received a liquidation preference payable upon a sale of the company equal to three times the principal of the loan, or $4,044,450. This preference is senior to the preferences of the outstanding preferred stock. While the loan has since been repaid, this liquidation preference remains outstanding as of June 30, 2012.

(14)	Represents a non-income producing security. Investments that have not paid dividends or interest within the last 12 months are considered to be non-income producing.

(15)	Initial investment was made during 2012.

(16)	OHSO Clean, Inc. also does business as CleanWell Company.

(17)	A portion of this security is held in connection with written call option contracts: 25,000 shares have been pledged to brokers.

(18)	A portion of this security is held in connection with written call option contracts: 1,087,700 shares have been pledged to brokers.

(19)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $52,751,538. The gross unrealized appreciation based on the tax cost for these securities is $12,926,423. The gross unrealized depreciation based on the tax cost for these securities is $11,803,564.

(20)	D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave Systems, Inc., through Parallel Universes, Inc., a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. See "Note 3. Summary of Significant Accounting Policies."

(21)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated publicly traded companies is $2,000,000. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $26,666.

(22)	The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $14,014,759. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $5,679,043.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3)(4)(5)(6) – 38.8% of net assets at value

Private Placement Portfolio (Illiquid) – 16.3% of net assets at value

Bridgelux, Inc. (7)(8)		Energy
Manufacturing high-power light emitting diodes (LEDs) and arrays
Series B Convertible Preferred Stock	(M)		$1,000,000	1,861,504	$2,245,039
Series C Convertible Preferred Stock	(M)		1,352,196	2,130,699	2,757,625
Series D Convertible Preferred Stock	(M)		1,371,622	999,999	1,687,433
Series E Convertible Preferred Stock	(M)		730,369	440,334	832,335
Warrants for Series C Convertible Preferred Stock expiring 12/31/14	( I )		168,270	163,900	123,541
Warrants for Series D Convertible Preferred Stock expiring 8/26/14	( I )		88,531	124,999	93,385
Warrants for Series D Convertible Preferred Stock expiring 3/10/15	( I )		40,012	41,666	31,128
Warrants for Series E Convertible Preferred Stock expiring 12/31/17	( I )		108,867	170,823	130,872
Secured Convertible Bridge Note (including interest)	(M)		529,697	$538,945	548,513
Warrant for Common Stock expiring 10/21/18	( I )		18,816	56,564	2,581
			5,408,380		8,452,452

Cambrios Technologies Corporation (7)(9)		Electronics
Developing nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock	(M)		1,294,025	1,294,025	720,672
Series C Convertible Preferred Stock	(M)		1,300,000	1,300,000	724,000
Series D Convertible Preferred Stock	(M)		515,756	515,756	870,338
Series D-2 Convertible Preferred Stock	(M)		92,400	92,400	86,625
			3,202,181		2,401,635

Cobalt Technologies, Inc. (7)(9)(10)		Energy
Developing processes for making bio- butanol through biomass fermentation
Series C-1 Convertible Preferred Stock	(M)		749,998	352,112	216,651
Series D-1 Convertible Preferred Stock	(M)		122,070	48,828	33,937
			872,068		250,588

Ensemble Therapeutics Corporation (7)(9)(11)		Healthcare
Developing DNA- Programmed ChemistryTM for the discovery of new classes of therapeutics
Series B Convertible Preferred Stock	(M)		2,000,000	1,449,275	0
Secured Convertible Bridge Notes (including interest)	(M)		373,439	$299,169	1,298,436
			2,373,439		1,298,436

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3)(4)(5)(6) – 38.8% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 16.3% of net assets at value (Cont.)

GEO Semiconductor Inc.		Electronics
Developing programmable, high-performance video and geometry processing solutions Participation Agreement with Montage Capital relating to the following assets:
Senior secured debt, 13.75%, maturing on 6/30/12	( I )		$403,732	$500,000	$476,700
Warrants for Series A Pref. Stock expiring on 9/17/17	( I )		66,684	100,000	61,814
Warrants for Series A-1 Pref. Stock expiring on 6/30/18	( I )		23,566	34,500	21,686
Loan and Security Agreement with GEO Semiconductor relating to the following assets:
Subordinated secured debt, 15.75%, maturing on 1/1/12	( I )		109,942	$125,000	121,880
Warrants for Series A Pref. Stock expiring on 3/1/18	( I )		7,512	10,000	5,819
Warrants for Series A-1 Pref. Stock expiring on 6/29/18	( I )		7,546	10,000	5,836
			618,982		693,735

Molecular Imprints, Inc. (7)(12)		Electronics
Manufacturing nanoimprint lithography capital equipment
Series B Convertible Preferred Stock	(M)		2,000,000	1,333,333	1,789,108
Series C Convertible Preferred Stock	(M)		2,406,595	1,285,071	2,138,498
Non-Convertible Bridge Note	( I )		0	0	3,033,338
			4,406,595		6,960,944

Nanosys, Inc. (7)(13)		Energy
Developing inorganic nanowires and quantum dots for use in batteries and LED-backlit devices
Series C Convertible Preferred Stock	(M)		1,500,000	803,428	255,503
Series D Convertible Preferred Stock	(M)		3,000,003	1,016,950	698,410
Series E Convertible Preferred Stock	(M)		496,573	433,688	496,573
			4,996,576		1,450,486

NanoTerra, Inc. (9)(14)		Energy
Developing surface chemistry and nano- manufacturing solutions
Senior secured debt, 12.0%, maturing on 2/22/14	( I )		329,307	$378,564	342,650
Senior secured debt, 12.0%, maturing on 2/22/13	( I )		133,121	$153,032	144,855
Warrants for Series A-2 Pref. Stock expiring on 2/22/21	( I )		69,168	446,248	67,659
			531,596		555,164

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3)(4)(5)(6) – 38.8% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 16.3% of net assets at value (Cont.)

Nantero, Inc. (7)(9)(13)		Electronics
Developing a high-density, nonvolatile, random access memory chip, enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		$489,999	345,070	$746,548
Series B Convertible Preferred Stock	(M)		323,000	207,051	451,499
Series C Convertible Preferred Stock	(M)		571,329	188,315	486,760
			1,384,328		1,684,807

Total Unaffiliated Private Placement Portfolio (cost: $23,794,145)					$23,748,247

Rights to Milestone Payments (Illiquid) – 2.3% of net assets at value

Amgen, Inc. (7)(13)		Healthcare
Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	( I )		$3,291,750	$3,291,750	$3,362,791

Total Unaffiliated Rights to Milestone Payments (cost: $3,291,750)					$3,362,791

Publicly Traded Portfolio – 20.2% of net assets at value

NeoPhotonics Corporation (13)		Electronics
Developing and manufacturing optical devices and components
Common Stock	(M)		$7,299,590	450,907	$2,065,154

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Solazyme, Inc. (13)(15)(16)		Energy
Developing algal biodiesel, industrial chemicals and specialty ingredients using synthetic biology
Common Stock	(M)		$5,444,197	2,304,149	$27,419,373

Total Unaffiliated Publicly Traded Portfolio (cost: $12,743,787)					$29,484,527

Total Investments in Unaffiliated Companies (cost: $39,829,682)					$56,595,565

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3)(17)(18) – 34.1% of net assets at value

Private Placement Portfolio (Illiquid) – 32.7% of net assets at value

ABSMaterials, Inc. (7)(9)(13)		Energy
Developing nano-structured absorbent materials for environmental remediation
Series A Convertible Preferred Stock	(M)		$435,000	390,000	$1,560,000

Adesto Technologies Corporation (7)(9)		Electronics
Developing low-power, high- performance memory devices
Series A Convertible Preferred Stock	(M)		2,200,000	6,547,619	3,328,635
Series B Convertible Preferred Stock	(M)		2,200,000	5,952,381	3,076,031
Series C Convertible Preferred Stock	(M)		1,485,531	2,122,187	1,271,982
			5,885,531		7,676,648

Contour Energy Systems, Inc. (7)(9)(13)		Energy
Developing batteries using nanostructured materials
Series A Convertible Preferred Stock	(M)		2,009,995	2,565,798	2,520,935
Series B Convertible Preferred Stock	(M)		1,300,000	812,500	1,348,249
Series C Convertible Preferred Stock	(M)		720,000	688,995	767,076
			4,029,995		4,636,260

D-Wave Systems, Inc. (7)(9)(19)		Electronics
Developing high- performance quantum computing systems
Series B Convertible Preferred Stock	(M)		1,002,074	1,144,869	1,311,562
Series C Convertible Preferred Stock	(M)		487,804	450,450	516,036
Series D Convertible Preferred Stock	(M)		1,484,492	1,533,395	1,756,657
Series E Convertible Preferred Stock	(M)		248,049	269,280	308,487
Series F Convertible Preferred Stock	(M)		238,323	258,721	296,391
Warrants for Common Stock expiring 6/30/15	( I )		98,644	153,890	64,272
Secured Convertible Bridge Note (including interest)	(M)		341,047	$337,579	332,058
			3,900,433		4,585,463

Enumeral Biomedical Corp. (7)(9)		Healthcare
Developing therapeutics and diagnostics through functional assaying of single cells
Series A Convertible Preferred Stock	(M)		1,026,832	957,038	1,110,164

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3)(17)(18) – 34.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 32.7% of net assets at value (Cont.)

HzO, Inc. (7)(9)(13)(14)		Electronics
Developing novel industrial coatings that protect electronics against damage from liquids
Series A Convertible Preferred Stock	(M)		$666,667	4,057,294	$1,130,362
Series B Convertible Preferred Stock	(M)		1,000,000	3,947,888	1,099,882
			1,666,667		2,230,244

Kovio, Inc. (7)(9)(13)		Electronics
Developing semiconductor products using printed electronics and thin-film technologies
Series A' Convertible Preferred Stock	(M)		5,242,993	2,160,000	1,437,286
Series B' Convertible Preferred Stock	(M)		1,418,540	2,131,827	1,418,539
			6,661,533		2,855,825

Mersana Therapeutics, Inc. (7)(9)		Healthcare
Developing treatments for cancer based on novel drug delivery polymers
Series A Convertible Preferred Stock	(M)		700,000	68,451	0
Series B Convertible Preferred Stock	(M)		1,542,098	866,500	0
Unsecured Convertible Bridge Notes (including interest)	(M)		1,442,871	$1,195,875	1,442,871
			3,684,969		1,442,871

Metabolon, Inc. (7)(13)		Healthcare
Developing service and diagnostic products through the use of a metabolomics, or biochemical, profiling platform
Series B Convertible Preferred Stock	(M)		2,500,000	371,739	1,951,723
Series B-1 Convertible Preferred Stock	(M)		706,214	148,696	780,689
Series C Convertible Preferred Stock	(M)		1,000,000	1,000,000	1,794,510
Series D Convertible Preferred Stock	(M)		1,499,999	835,882	1,499,999
Warrants for Series B-1 Convertible Preferred Stock expiring 3/25/15	( I )		293,786	74,348	71,142
			5,999,999		6,098,063

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3)(17)(18) – 34.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 32.7% of net assets at value (Cont.)

Nextreme Thermal Solutions, Inc. (7)(9)(13)		Energy
Developing thin-film thermoelectric devices for cooling and energy conversion
Series A Convertible Preferred Stock	(M)		$4,384,762	44,053	$0

Produced Water Absorbents, Inc. (7)(9)(13)(14)		Energy
Developing nano-structured absorbent materials for environmental remediation of contaminated water in the oil and gas industries
Series A Convertible Preferred Stock	(M)		1,000,000	1,000,000	1,000,000

Senova Systems, Inc. (7)(9)(13)(14)		Healthcare
Developing next-generation sensors to measure pH
Series B Convertible Preferred Stock	(M)		692,308	692,308	692,308

SiOnyx, Inc. (7)(9)(13)		Electronics
Developing silicon-based optoelectronic products enabled by its proprietary Black Silicon
Series A Convertible Preferred Stock	(M)		750,000	233,499	160,367
Series A-1 Convertible Preferred Stock	(M)		890,000	2,966,667	2,037,507
Series A-2 Convertible Preferred Stock	(M)		2,445,000	4,207,537	2,889,736
Series B-1 Convertible Preferred Stock	(M)		1,169,561	1,892,836	1,300,000
Warrants for Series B-1 Convertible Preferred Stock expiring 2/23/17	( I )		130,439	247,350	132,552
			5,385,000		6,520,162

Ultora, Inc. (7)(9)(13)		Energy
Developing energy-storage devices enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		215,000	215,000	215,000

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3)(17)(18) – 34.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 32.7% of net assets at value (Cont.)

Xradia, Inc. (7)(13)		Electronics
Designing, manufacturing and selling ultra-high resolution 3D x-ray microscopes and fluorescence imaging systems
Series D Convertible Preferred Stock	(M)		$4,000,000	3,121,099	$6,978,777

Total Non-Controlled Private Placement Portfolio (cost: $48,968,029)					$47,601,785

Publicly Traded Portfolio (Illiquid) – 1.4% of net assets at value

Champions Oncology, Inc. (13)(14)(20)		Healthcare
Developing its TumorGraftTM platform for personalized medicine and drug development
Common Stock	(M)		$2,000,000	2,666,667	$1,973,334

Total Non-Controlled Affiliated Publicly Traded Portfolio (cost: $2,000,000)					$1,973,334

Total Investments in Non-Controlled Affiliated Companies (cost: $50,968,029)					$49,575,119

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Controlled Affiliated Companies (3)(21) – 4.7% of net assets at value

Private Placement Portfolio (Illiquid) – 4.7% of net assets at value

Ancora Pharmaceuticals Inc. (7)(9)		Healthcare
Developing synthetic carbohydrates for pharmaceutical applications
Common Stock	(M)		$2,729,817	57,463	$0
Series A Convertible Preferred Stock	(M)		3,855,627	3,855,627	3,855,627
Senior Secured Debt, 12.00%, maturing on 12/11/12	( I )		452,060	$500,000	455,190
			7,037,504		4,310,817

Laser Light Engines, Inc. (7)(9)		Energy
Manufacturing solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	(M)		2,000,000	7,499,062	0
Series B Convertible Preferred Stock	(M)		3,095,802	13,571,848	2,181,119
Secured Convertible Bridge Note (including interest)	(M)		385,630	$378,261	385,630
			5,481,432		2,566,749

Total Controlled Private Placement Portfolio (cost: $12,518,936)					$6,877,566

Total Investments in Controlled Affiliated Companies (cost: $12,518,936)					$6,877,566

Total Private Placement and Publicly Traded Portfolio (cost: $103,316,647)					$113,048,250

Total Investments (cost: $103,316,647)					$113,048,250

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of	Number of
	Valuation (1)	Contracts	Value

Written Call Options (15) – (0.1)% of net assets at value

Solazyme, Inc. — Strike Price $15.00, 3/17/12	(M)	3,000	$(195,000)

Total Written Call Options (Premiums Received $315,000)			$(195,000)

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

Notes to Consolidated Schedule of Investments

(1)	See "Footnote to Consolidated Schedule of Investments" on page 31 for a description of the "Valuation Procedures."

(2)	We classify "Energy" companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials using nanotechnology-enabled solutions. We classify "Electronics" companies as those that use nanotechnology to address problems in electronics-related industries, including semiconductors. We classify "Healthcare" companies as those that use nanotechnology to address problems in healthcare-related industries, including biotechnology, pharmaceuticals and medical devices. We use the term "Other" for companies that operate primarily in industries other than those within "Energy," "Electronics" and "Healthcare." We do not have any portfolio companies classified as "Other" as of December 31, 2011. In the first quarter of 2011, we renamed the sector classification "Electronics/Semiconductors" to "Electronics" and reclassified three companies, NeoPhotonics Corporation, Polatis, Inc., and Xradia, Inc., from a sector classification of "Other" to "Electronics" to reflect a broader definition of electronics to include photonics, metrology, and test and measurement. We also renamed the sector classification "Healthcare/Biotech" to "Healthcare." In the fourth quarter of 2011, we renamed the sector classification, "Cleantech" to "Energy."

(3)	Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own five percent or more, but less than 25 percent, of the voting shares of the portfolio company, or where we hold one or more seats on the portfolio company’s Board of Directors but do not control the company. Investments in controlled affiliated companies consist of investments in which we own 25 percent or more of the voting shares of the portfolio company or otherwise control the company.

(4)	The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $23,794,145. The gross unrealized appreciation based on the tax cost for these securities is $5,997,220. The gross unrealized depreciation based on the tax cost for these securities is $6,043,118.

(5)	The aggregate cost for federal income tax purposes of investments in unaffiliated rights to milestone payments is $3,291,750. The gross unrealized appreciation based on the tax cost for these securities is $71,041. The gross unrealized depreciation based on the tax cost for these securities is $0.

(6)	The aggregate cost for federal income tax purposes of investments in unaffiliated publicly traded companies is $12,743,787. The gross unrealized appreciation based on the tax cost for these securities is $21,975,176. The gross unrealized depreciation based on the tax cost for these securities is $5,234,436.

(7)	We are subject to legal restrictions on the sale of our investment(s) in this company.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

(8)	With our investment in the Series E round of financing, we received a warrant to purchase shares of common stock of up to 30 percent of the amount invested in the Series E round of financing of Bridgelux, Inc., depending on certain financial performance metrics of the company as of December 31, 2011, at a price per share of $1.9056. The number of shares able to be purchased and beginning of the period for when this warrant is exercisable will be set upon receipt of the audited financial statements of the company for the 2011 fiscal year or upon the completion of an IPO or sale of the company, whichever comes first. Bridgelux did not complete an IPO or sale of the company as of December 31, 2011. Also as of that date, the audited financials for the company’s 2011 fiscal year were not available. This warrant is, therefore, a contingent asset as of December 31, 2011. With our investment in the bridge note financing in the fourth quarter of 2011, we received a warrant for the purchase of common stock that is exercisable at the date of issuance, but the number of shares for which it can be exercised increases monthly from the date of issuance through the close of the next round of equity financing of the company up to 50 percent of the principal amount invested in the note divided by $1.9056. The warrant for common stock is exercisable for 56,564 shares of common stock of Bridgelux as of December 31, 2011.

(9)	These investments are development-stage companies. A development-stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations, or it has commenced such operations but has not realized significant revenue from them.

(10)	Cobalt Technologies, Inc., also does business as Cobalt Biofuels.

(11)	With our investment in a convertible bridge note issued by Ensemble Therapeutics Corporation, we received a warrant to purchase a number of shares of the class of stock sold in the next financing of Ensemble Therapeutics Corporation equal to $149,539.57 divided by the price per share of the class of stock sold in the next financing of Ensemble Therapeutics Corporation. The ability to exercise this warrant is, therefore, contingent on Ensemble Therapeutics Corporation completing successfully a subsequent round of financing. This warrant shall expire and no longer be exercisable on September 10, 2015. The cost basis of this warrant is $89.86.

(12)	As part of a loan the Company made to Molecular Imprints in the second quarter of 2011, we received a liquidation preference payable upon a sale of the company equal to three times the principal of the loan, or $4,044,450. This preference is senior to the preferences of the outstanding preferred stock. While the loan has since been repaid, this liquidation preference remains outstanding as of December 31, 2011.

(13)	Represents a non-income producing security. Investments that have not paid dividends or interest within the last 12 months are considered to be non-income producing.

(14)	Initial investment was made during 2011.

(15)	A portion of this security is held in connection with written call option contracts: 300,000 shares have been pledged to brokers.

(16)	The lock-up period on our 2,304,149 shares of Solazyme, Inc., expired on November 25, 2011.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

(17)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $48,968,029. The gross unrealized appreciation based on the tax cost for these securities is $9,066,325. The gross unrealized depreciation based on the tax cost for these securities is $10,432,569.

(18)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated publicly traded companies is $2,000,000. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $26,666.

(19)	D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave Systems, Inc., through Parallel Universes, Inc., a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. See "Note 2. Summary of Significant Accounting Policies."

(20)	Our 2,666,667 shares of Champions Oncology, Inc., became freely tradable on October 1, 2011, pursuant to Rule 144.

(21)	The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $12,518,936. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $5,641,370.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. FOOTNOTE TO CONSOLIDATED SCHEDULE OF INVESTMENTS

VALUATION PROCEDURES

I.	Determination of Net Asset Value

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

H&H Ventures Management, Inc.SM ("Ventures"), formerly Harris & Harris Enterprises, Inc., is a 100 percent wholly owned subsidiary of the Company. Ventures is taxed under Subchapter C of the Internal Revenue Code of 1986 (the "Code") (a "C Corporation"). Harris Partners I, L.P, is a limited partnership and, from time to time, may be used to hold certain interests in portfolio companies. The partners of Harris Partners I, L.P., are Ventures (sole general partner) and the Company (sole limited partner). Ventures pays taxes on any non-passive investment income generated by Harris Partners I, L.P. For the period ended June 30, 2012, there was no non-passive investment income generated by Harris Partners I, L.P. Ventures, as the sole general partner, consolidates Harris Partners I, L.P. The Company consolidates its wholly owned subsidiary, Ventures, for financial reporting purposes.

NOTE 2. INTERIM FINANCIAL STATEMENTS

Our interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and in conformity with accounting principles generally accepted in the United States of America ("GAAP") applicable to interim financial information. Accordingly, they do not include all information and disclosures necessary for a fair presentation of our financial position, results of operations and cash flows in conformity with GAAP. In the opinion of management, these financial statements reflect all adjustments, consisting of valuation adjustments and normal recurring accruals, necessary for a fair statement of our financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Revision of Previously Reported Consolidated Financial Statements During the First Quarter of 2012. During the period ended March 31, 2012, the Company concluded the Consolidated Statements of Cash Flows erroneously classified cash flow items within operating and investing activities.  Specifically, the Company's purchases and sales of various debt, equity and other securities were previously classified within investing activities when such purchases and sales activities should have been classified within operating activities.  Following is a list of purchases and sales activities that have now been included in operating activities, rather than investing activities, in the Consolidated Statements of Cash Flows:

Purchase of U.S. government securities

Sale of U.S. government securities

Investment in affiliated portfolio companies

Investment in unaffiliated portfolio companies

Proceeds from sale of investments

Proceeds from call option premiums

Payments for call option purchases

Principal payments received on debt investments

The net impact of these revisions was to increase the total cash used in operating activities and decrease the total cash used in investing activities by $4,475,222, $3,765,559 and $23,780,399 for the three months ended March 31, 2011, the six months ended June 30, 2011, and the nine months ended September 30, 2011, respectively. For the years ended December 31, 2011, and 2010, the net impact was to increase total operating activities and decrease total investing activities by $35,665,311 and $8,058,322, respectively. For the year ended December 31, 2009, the net impact was to decrease total operating activities and increase total investing activities by $15,432,513. The Company assessed the impact of the error on its prior period financial statements and concluded that the error was not material to any of those financial statements.

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

Portfolio Investment Valuations. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission ("SEC") and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") As of June 30, 2012, our financial statements include privately held investments and one illiquid publicly traded venture capital investment, Champions Oncology, Inc., fair valued at $93,870,062. The fair values of our privately held and illiquid publicly traded venture capital investments were determined in good faith by, or under the direction of, the Board of Directors. Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material.

Cash. Cash includes demand deposits. Cash is carried at cost, which approximates fair value.

Restricted Funds. At June 30, 2012, and December 31, 2011, we held $2,010,005 and $1,512,031, respectively, in "Restricted funds." At June 30, 2012, and December 31, 2011, we held $2,000,000 and $1,500,000, respectively, in a collateral account for our credit facility discussed in "Note 5. Debt." At June 30, 2012, and December 31, 2011, we also held $0 and $12,031, respectively, in security deposits for sublessors.

Unaffiliated Rights to Milestone Payments. At June 30, 2012, the outstanding milestone payments from Amgen, Inc.’s acquisition of Biovex Group, Inc., were valued at $3,386,224. The milestone payments are derivatives and valued using the present value of estimated proceeds from future payments that may be achieved. If all remaining milestones are met, we would receive $9,526,393. There can be no assurances as to how much of this amount we will ultimately realize or when it will be realized, if at all.

Funds Held in Escrow from Sales of Investments. At June 30, 2012, there were funds held in escrow fair valued at $587,923 relating to the sales of Innovalight, Inc., and Crystal IS, Inc. Funds held in escrow are valued using certain discounts applied to the amounts withheld. Funds held in escrow from the Innovalight transaction will be released in January 2013 upon settlement of any indemnity claims and expenses related to the transaction. A portion of the funds held in escrow from the Crystal IS transaction was released on April 30, 2012. The balance of the Crystal IS funds in escrow will be released in March 2013 upon settlement of any remaining indemnity claims and expenses related to the transaction. If the funds held in escrow for these transactions are released in full, we would receive $1,201,074. On March 16, 2012, the Company received payment of its portion of the proceeds held in escrow since the closing of the transaction on March 4, 2011, from Amgen, Inc.’s acquisition of BioVex Group, Inc., totaling $953,480.

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

Property and Equipment. Property and equipment are included in "Other assets" and are carried at $317,925 and $331,006 at June 30, 2012, and December 31, 2011, respectively, representing cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the premises and equipment. We estimate the useful lives to be five to ten years for furniture and fixtures, three years for computer equipment, and ten years for leasehold improvements.

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

Interest Income Recognition. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. When securities are determined to be non-income producing, the Company ceases accruing interest and writes off any previously accrued interest. These write-offs are recorded as a debit to interest income. During the three months and six months ended June 30, 2012, the Company earned $79,117 and $135,326, respectively, in interest on senior secured debt, participation agreements, subordinated secured debt and interest-bearing accounts. During the three months and six months ended June 30, 2012, the Company wrote off, on a net basis, $(155,003) and $(84,682), respectively, of bridge note interest.

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

Stock-Based Compensation. The Company has a stock-based employee compensation plan. The Company accounts for the Amended and Restated Harris & Harris Group, Inc. 2012 Equity Incentive Plan (the "Amended Stock Plan") by determining the fair value of all share-based payments to employees, including the fair value of grants of employee stock options and restricted stock awards, and records these amounts as an expense in the Consolidated Statements of Operations over the vesting period with a corresponding increase to our additional paid-in capital. At June 30, 2012, and December 31, 2011, the increase to our operating expenses was offset by the increase to our additional paid-in capital, resulting in no net impact to our net asset value. Additionally, the Company does not record the potential tax benefits associated with the expensing of stock options because the Company currently intends to qualify as a regulated investment company ("RIC") under Subchapter M of the Code, and the deduction attributable to such expensing, therefore, is unlikely to provide any additional tax savings. The amount of non-cash, stock-based compensation expense recognized in the Consolidated Statements of Operations is based on the fair value of the awards the Company expects to vest, recognized over the vesting period on a straight-line basis for each award, and adjusted for actual stock-based awards vested and pre-vesting forfeitures. The forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate and is accounted for in the current period and prospectively. See "Note 8. Stock-Based Compensation" for further discussion.

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

Foreign Currency Translation. The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. For the six months ended June 30, 2012, included in the net increase in unrealized appreciation on investments was unrealized depreciation of $16,317 resulting from foreign currency translation.

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

NOTE 4. BUSINESS RISKS AND UNCERTAINTIES

We invest primarily in privately held companies, the securities of which are inherently illiquid. We also have investments in small publicly traded companies. Although these companies are publicly traded, their stock may not trade at high volumes and prices can be volatile, which may restrict our ability to sell our positions. These privately held and publicly traded businesses tend to not have attained profitability, and many of these businesses also lack management depth and have limited or no history of operations. Because of the speculative nature of our investments and the lack of a liquid market for and restrictions on transfers of privately held investments and some of our publicly traded investments, there is greater risk of loss than is the case with traditional investment securities.

We do not choose investments based on a strategy of diversification. We also do not rebalance the portfolio should one of our portfolio companies increase in value substantially relative to the rest of the portfolio.  Therefore, the value of our portfolio may be more vulnerable to microeconomic events affecting a single sector, industry or portfolio company and to general macroeconomic events that may be unrelated to our portfolio companies. These factors may subject the value of our portfolio to greater volatility than a company that follows a diversification strategy. As of June 30, 2012, our largest ten investments by value accounted for approximately 77 percent of the value of our equity-focused venture capital portfolio. Our largest two investments, by value, Solazyme, Inc., a publicly traded company, and Adesto Technologies Corporation, a privately held company, accounted for approximately 25 percent and 8 percent, respectively, of our equity-focused venture capital portfolio at June 30, 2012.

Approximately 71 percent of our equity-focused venture capital portfolio by value was comprised of securities of 25 privately held companies. Because there is typically no public or readily ascertainable market for our interests in the small privately held companies in which we invest, the valuation of the securities in that portion of our portfolio is determined in good faith by our Valuation Committee, comprised of all of the independent members of our Board of Directors, in accordance with our Valuation Procedures and is subject to significant estimates and judgments. The determined value of the securities in our portfolio may differ significantly from the values that would be placed on these securities if a ready market for the securities existed. Any changes in valuation are recorded in our Consolidated Statements of Operations as "Net increase in unrealized appreciation on investments." Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.

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

The Company’s outstanding debt balance was $2,000,000 and $1,500,000, at June 30, 2012, and December 31, 2011, respectively. At June 30, 2012, and December 31, 2011, $2,000,000 and $1,500,000, respectively, was held in a collateral account at T.D. Bank as security for the loan. The weighted average annual interest cost for the six months ended June 30, 2012, was 1.6 percent. The weighted average annual interest rate for the twelve months ended December 31, 2011, was 1.5 percent, exclusive of amortization of closing fees and other expenses related to establishing the credit facility. The remaining capacity under the credit facility was $8,000,000 at June 30, 2012. At June 30, 2012, the Company was in compliance with all financial covenants required by the credit facility.

NOTE 6. FAIR VALUE OF INVESTMENTS

At June 30, 2012, our financial assets were categorized as follows in the fair value hierarchy:

	Fair Value Measurement at Reporting Date Using:
Description	June 30, 2012	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Privately Held Portfolio Companies:
Preferred Stock	$79,123,640	$0	$0	$79,123,640
Bridge Notes	$3,474,341	$0	$0	$3,474,341
Warrants	$701,310	$0	$0	$701,310
Rights to Milestone Payments	$3,386,224	$0	$0	$3,386,224
Senior Secured Debt	$843,180	$0	$0	$843,180
Participation Agreements	$1,214,935	$0	$0	$1,214,935
Subordinated Secured Debt	$119,760	$0	$0	$119,760
Non-Convertible Promissory Note	$3,033,338	$0	$0	$3,033,338

Publicly Traded Portfolio Companies:
Common Stock	$35,001,116	$33,027,782	$0	$1,973,334

Total Investments	$126,897,844	$33,027,782	$0	$93,870,062

Liabilities:
Written Call Options	$1,391,092	$1,391,092	$0	$0

Total	$1,391,092	$1,391,092	$0	$0

Significant Unobservable Inputs

The table below presents the valuation technique and quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurements of Level 3 assets. Unobservable inputs are those inputs for which little or no market data exists and, therefore, require an entity to develop its own assumptions.

	Fair Value at June 30, 2012	Valuation Techniques(s)	Unobservable Input	Range

			Private Offering Price	$0.14 - $3.03
			Non-Performance Risk	0% - 100%
			Revenue Multiple	1.3 - 2.6
			Discount for Lack of Marketability	20%
Preferred Stock	$79,123,640	Market Approach	Probability of Exit Outcomes	0% - 100%

			Private Offering Price	$1.00
Bridge Notes	3,474,341	Market Approach	Non-Performance Risk	0%

			Private Offering Price	$0.54
Common Stock	0	Market Approach	Non-Performance Risk	100%

			Stock Price	$.09 - $1.87
		Black-Sholes-Merton	Volatility	107%
Warrants	701,310	Model	Expected Term	0.50 – 9.75 Years

		Probability Weighted	Probability of Achieving Independent Milestones	0% - 75%
Rights to Milestone Payments	3,386,224	Discounted Cash Flow	Probability of Achieving Dependent Milestones	0.44% - 28.125%

			Warrant Adjusted Effective Yield	23.1% - 29.7%
			Effective Yield	23.1% - 37.2%
			Non-Performance Risk	0% - 25%
			Participation Payment Risk	0%
Participation Agreements	1,214,935	Income Approach	Discount for Comparable Prices of High-Yield Debt	0%

			Warrant Adjusted Effective Yield	32.4%
			Effective Yield	40.5%
Subordinated Secured Debt	119,760	Income Approach	Non-Performance Risk	25%

			Effective Yield	24.4%
Senior Secured Debt	843,180	Income Approach	Non-Performance Risk	0%

			Probability of Exit Outcomes	25% - 75%
			Private Offering Price	$1.50
Non-Convertible Promissory Note	3,033,338	Income Approach	Non-Performance Risk	50%

Publicly Traded Common Stock	1,973,334	Market Approach	Volume Weighted Average Price per Share	$0.63 - $0.88

Total	$93,870,062

Valuation Methodologies and Inputs for Level 3 Assets

The following sections describe the valuation techniques and significant unobservable inputs used to measure Level 3 assets.

Preferred Stock, Bridge Notes and Common Stock

Preferred stock, bridge notes and common stock are valued by a market approach using internal models with inputs, most of which are not market observable. Common inputs for valuing Level 3 preferred stock, bridge note and private common stock investments include: prices from recently executed private transactions in a company’s securities or unconditional firm offers, revenue multiples of comparable publicly traded companies, discounts for lack of marketability, rights and preferences of the class of securities we own as compared with other classes of securities the portfolio company has issued, particularly related to potential liquidity scenarios of an IPO or an acquisition transaction, and management’s best estimate of risk attributable to non-performance risk. We define non-performance as the risk that the price per share (or implied valuation of a portfolio company) or the effective yield of a debt security of a portfolio company, as applicable, does not appropriately represent the risk that a portfolio company with negative cash flow will be: (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation of the last round of financing.  The assessment of non-performance risk typically includes an evaluation of the financial condition and operating results of the company, the company's progress towards milestones, and the long-term potential of the business and technology of the company and how this potential may or may not affect the value of the shares owned by us. An increase to the non-performance risk or a decrease in the private offering price of a future round of financing from that of the most recent round would result in a lower fair value measurement and/or a change in the distribution of value among the classes of securities we own.

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

Participation Agreements, Subordinated Secured Debt and Senior Secured Debt

We invest in venture debt investments through participation agreements, subordinated secured debt and senior secured debt. We value these securities using an income approach. The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. Common inputs for valuing Level 3 debt investments include: the effective yield of the debt investment or, in the case where we have received warrant coverage, the warrant-adjusted effective yield of the security, adjustments for changes in the yields of comparable publicly traded high-yield debt funds and risk-free interest rates and an assessment of non-performance risk. For those debt investments made through participation agreements, we include discounts for the risk of breach of the participation agreements. For venture debt investments, an increase in yields would result in a lower fair value measurement. Furthermore, yields would decrease, and value would increase, if the company is exceeding targets and risk has been substantially reduced from the level of risk that existed at the time of investment. Yields would increase, and values would decrease, if the company is failing to meet its targets and risk has been increased from the level of risk that existed at the time of investment.

Non-Convertible Promissory Note

We have one non-convertible promissory note, which we value using an income approach that uses a valuation technique to convert future amounts to a single present value. This security has a liquidation preference payable upon a sale of the company equal to three times the principal of the loan. While the loan has since been repaid, this liquidation preference remains outstanding as of June 30, 2012. Inputs include the preferred stock price of the portfolio company, an assessment of non-performance risk, the probability of exit outcomes between an IPO and an acquisition and the resulting impact on rights and preferences of the class of securities we own as compared with other classes of securities the portfolio company has issued.

Publicly Traded Common Stock

Common stock that is thinly traded is valued using internal models with inputs that are not market observable. Common inputs for stock include the volume-weighted average of recent prices per share of privately negotiated financing transactions and the volume-weighted price per share of the stock over a period of time and an assessment of non-performance risk.

The following chart shows the components of change in the financial assets categorized as Level 3 for the three months ended June 30, 2012.

Beginning Balance 4/1/2012	Total Realized Gains (Losses) Included in Changes in Net Assets	Transfers	Total Unrealized Appreciation (Depreciation) Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals	Ending Balance 6/30/2012	Amount of Total
Appreciation
(Depreciation) for the
Period Included in
Changes in Net Assets
Attributable to the
Change in Unrealized
Gains or Losses
Relating to Assets
Still Held at the
								Reporting Date

Preferred Stock	$72,524,423	$0	$352,036	$3,988,360	$2,258,821	$0	$79,123,640	$3,988,360

Bridge Notes	4,345,180	0	(352,036)	(528,184)	9,381	0	3,474,341	(528,184)

Warrants	723,302	0	0	(21,992)	0	0	701,310	(21,992)

Rights to Milestone Payments	3,352,886	0	0	33,338	0	0	3,386,224	33,338

Participation Agreements	1,239,671	0	0	3,868	2,446	(31,050)	1,214,935	3,868

Subordinated Secured Debt	124,665	0	0	(5,184)	279	0	119,760	(5,184)

Senior Secured Debt	894,345	0	0	8,533	12,292	(71,990)	843,180	8,533

Non-Convertible Promissory Note	3,033,338	0	0	0	0	0	3,033,338	0

Publicly Traded Common Stock	1,973,334	0	0	0	0	0	1,973,334	0

Total	$88,211,144	$0	$0	$3,478,739	$2,283,219	$(103,040)	$93,870,062	$3,478,739

There were no transfers in or out of Level 3 during the three months ended June 30, 2012.

The following chart shows the components of change in the financial assets categorized as Level 3 for the six months ended June 30, 2012.

Beginning Balance 1/1/2012	Total Realized Gains (Losses) Included in Changes in Net Assets	Transfers	Total Unrealized Appreciation (Depreciation) Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals	Ending Balance 6/30/2012	Amount of Total
Appreciation
(Depreciation) for the
Period Included in
Changes in Net Assets
Attributable to the
Change in Unrealized
Gains or Losses
Relating to Assets
Still Held at the
								Reporting Date

Preferred Stock	$68,833,189	$0	$905,333	$4,659,980	$4,725,138	$0	$79,123,640	$4,659,980

Bridge Notes	4,007,509	0	(905,333)	(251,752)	623,917	0	3,474,341	(251,752)

Warrants	728,787	0	0	(111,684)	84,207	0	701,310	(111,684)

Rights to Milestone Payments	3,362,791	0	0	23,433	0	0	3,386,224	23,433

Participation Agreements	560,200	0	0	2,770	714,064	(62,099)	1,214,935	2,770

Subordinated Secured Debt	121,880	0	0	(1,808)	(312)	0	119,760	(1,808)

Senior Secured Debt	942,695	0	0	20,810	21,538	(141,863)	843,180	20,810

Non-Convertible Promissory Note	3,033,338	0	0	0	0	0	3,033,338	0

Publicly Traded Common Stock	1,973,334	0	0	0	0	0	1,973,334	0

Total	$83,563,723	$0	$0	$4,341,749	$6,168,552	$(203,962)	$93,870,062	$4,341,749

There were no transfers in or out of Level 3 during the six months ended June 30, 2012.

At December 31, 2011, our financial assets were categorized as follows in the fair value hierarchy:

	Fair Value Measurement at Reporting Date Using:
Description	December 31, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government Securities	$0	$0	$0	$0

Privately Held Portfolio Companies:
Preferred Stock	$68,833,189	$0	$0	$68,833,189
Bridge Notes	$4,007,509	$0	$0	$4,007,509
Warrants	$728,787	$0	$0	$728,787
Rights to Milestone Payments	$3,362,791	$0	$0	$3,362,791
Senior Secured Debt	$942,695	$0	$0	$942,695
Participation Agreement	$560,200	$0	$0	$560,200
Subordinated Secured Debt	$121,880	$0	$0	$121,880
Non-Convertible Promissory Note	$3,033,338	$0	$0	$3,033,338

Publicly Traded Portfolio Companies:
Common Stock	$31,457,861	$29,484,527	$0	$1,973,334

Total Investments	$113,048,250	$29,484,527	$0	$83,563,723

Liabilities:
Written Call Options	$195,000	$195,000	$0	$0

Total	$195,000	$195,000	$0	$0

The following chart shows the components of change in the financial assets categorized as Level 3 for the three months ended June 30, 2011.

	Beginning Balance 4/1/2011	Total Realized Losses Included in Changes in Net Assets	Transfers Between Asset Classes	Total Unrealized Gains (Losses) Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals	Ending Balance 6/30/2011	Amount of Total Gains for the Period Included in Changes in Net Assets Attributable to the Change in Unrealized Gains or Losses Relating to Assets Still Held at the Reporting Date

Preferred Stock	$86,112,915	$(204,206)	$(25,294,647)	$597,547	$3,425,561	$3,129,750	$67,766,920	$285,234

Bridge Notes	4,815,775	0	(1,331,792)	278,041	1,446,616	0	5,208,640	278,041

Common Stock	436,642	(1,966,591)	0	1,693,813	0	(163,864)	0	0

Warrants	655,692	0	108,867	(34,138)	6,979	0	737,400	(34,138)

Rights to Milestone Payments	0	0	3,291,750	24,831	0	0	3,316,581	24,831

Participation Agreement	483,100	0	0	35,547	1,206	0	519,853	35,547

Subordinated Secured Debt	144,490	0	0	3,565	(30,905)	0	117,150	3,565

Senior Secured Debt	662,532	0	0	(1,335)	(63,887)	0	597,310	(1,335)

Non-Convertible Promissory Note	0	0	0	3,033,338	1,348,150	0	4,381,488	3,033,338

Publicly Traded Common Stock	4,447,843	0	23,225,822	19,568,275	2,000,000	0	49,241,940	19,568,275

Total	$97,758,989	$(2,170,797)	$0	$25,199,484	$8,133,720	$2,965,886	$131,887,282	$23,193,358

The following chart shows the components of change in the financial assets categorized as Level 3 for the six months ended June 30, 2011.

	Beginning Balance 1/1/2011	Total Realized Gains (Losses) Included in Changes in Net Assets	Transfers Between Asset Classes	Total Unrealized Gains (Losses) Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals	Ending Balance 6/30/2011	Amount of Total Gains for the Period Included in Changes in Net Assets Attributable to the Change in Unrealized Gains or Losses Relating to Assets Still Held at the Reporting Date

Preferred Stock	$100,451,746	$7,159,677	$(29,064,993)	$(5,835,233)	$3,425,561	$(8,369,838)	$67,766,920	$1,191,337

Bridge Notes	3,565,062	0	(1,331,792)	397,208	2,578,162	0	5,208,640	397,208

Common Stock	977,414	(1,966,591)	(479,269)	1,632,310	0	(163,864)	0	0

Warrants	684,780	128,732	108,867	(146,927)	121,422	(159,474)	737,400	(18,195)

Rights to Milestone Payments	0	0	3,291,750	24,831	0	0	3,316,581	24,831

Participation Agreement	471,420	0	0	44,134	4,299	0	519,853	44,134

Subordinated Secured Debt	0	0	0	10,680	106,470	0	117,150	10,680

Senior Secured Debt	0	0	0	1,241	596,069	0	597,310	1,241

Non-Convertible Promissory Note	0	0	0	3,033,338	1,348,150	0	4,381,488	3,033,338

Publicly Traded Common Stock	0	0	27,475,437	19,216,503	2,550,000	0	49,241,940	19,216,503

Total	$106,150,422	$5,321,818	$0	$18,378,085	$10,730,133	$(8,693,176)	$131,887,282	$23,901,077

NOTE 7. DERIVATIVES

The Company has written covered call options on a portion of its holdings of two of its publicly traded portfolio companies in exchange for the receipt of a premium paid in cash upon the writing of the option. The option provides the holder the right, but not the obligation, to purchase the shares on which the option is held at a specified price over a specified future period. The call options were sold at a strike price above the market price on the date of the sale allowing the Company to receive potential appreciation in addition to the premium.

Transactions in options written during the six months ended June 30, 2012, were as follows:

	Number of Contracts	Premium
Options outstanding at December 31, 2011	3,000	$315,000
Options written	27,020	2,401,700
Options expired	—	—
Options terminated in closing transactions	(18,893)	(1,802,455)
Options outstanding at June 30, 2012	11,127	$914,245

At June 30, 2012, we had rights to milestone payments from Amgen, Inc.’s acquisition of our former portfolio company, BioVex Group, Inc. These milestone payments were fair valued at $3,386,224 and are contingent upon certain milestones being achieved in the future.

The following tables present the value of derivatives held at June 30, 2012, and the effect of derivatives held during the six months ended June 30, 2012, along with the respective location in the financial statements.

	Assets		Liabilities
Derivatives	Location	Fair Value	Location	Fair Value

Equity Contracts	—	—	Written call options payable	$1,391,092

Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Investments	$3,386,224	—	—

Statement of Operations

Derivatives	Location	Realized Gain/(Loss)	Change in unrealized Appreciation / (Depreciation)

Equity Contracts	Net Realized and Unrealized Gain (Loss)	$378,338	$(584,182)

Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Net Realized and Unrealized Gain (Loss)	$0	$23,433

NOTE 8. STOCK-BASED COMPENSATION

In 2006, the Company established the Harris & Harris Group, Inc. 2006 Equity Incentive Plan (the "Stock Plan"), which provides for the grant of equity-based awards of stock options to our officers and employees who are selected by our Compensation Committee and our directors for participation in the plan and subject to compliance with the 1940 Act.

On February 29, 2012, the Board of Directors approved the Amended and Restated Harris & Harris Group, Inc. 2012 Equity Incentive Plan (the "Amended Stock Plan"), subject to shareholder approval. The Amended Stock Plan replaces the Stock Plan. The Amended Stock Plan permits the issuance of restricted stock for up to 10 percent of our issued and outstanding shares. On April 3, 2012, we received an exemptive order from the SEC permitting us to award shares of restricted stock to our officers, employees and directors (the "Exemptive Order"). The Exemptive Order did not permit the issuance of restricted stock until the Amended Stock Plan was approved by our shareholders. On June 7, 2012, the Amended Stock Plan was approved by our shareholders.

A maximum of 20 percent of the total shares of our common stock issued and outstanding currently are available for awards. Under the Amended Stock Plan, no more than 50 percent of the shares of stock reserved for the grant of awards under the Stock Plan may be restricted stock awards at any time during the term of the Amended Stock Plan. No more than 1,000,000 shares of our common stock may be made subject to awards under the Amended Stock Plan to any individual in any year.

Unless terminated earlier by the approval of the shareholders, the Amended Stock Plan will expire on June 7, 2022. The expiration of the Amended Stock Plan will not, by itself, adversely affect the rights of plan participants under awards that are outstanding at the time the Amended Stock Plan expires. Our Board of Directors may terminate, modify or suspend the Amended Stock Plan at any time, provided that no modification of the Amended Stock Plan will be effective unless and until any required shareholder approval has been obtained. The Board of Directors may terminate, modify or amend any outstanding award under the Amended Stock Plan at any time provided that, in such event, the award holder may exercise any vested options prior to such termination of the Amended Stock Plan or award.

Stock Option Awards

During the six months ended June 30, 2012, and the year ended December 31, 2011, the Compensation Committee of the Board of Directors of the Company did not grant any stock options. On August 3, 2011, the Compensation Committee decided that any future grants of options, if they occur, would not be awarded at a price below net asset value per share. On May 11, 2012, certain executive officers voluntarily cancelled 1,963,745 outstanding stock options for no consideration. Upon cancellation, we recognized $1,365,242 in compensation expense related to these previously granted options. On May 18, 2012, the Company announced that if the Amended Stock Plan was approved by shareholders, the Compensation Committee currently does not plan to grant new stock options to employees.

For the three months and six months ended June 30, 2012, the Company recognized $1,443,467 and $1,891,291, respectively, of compensation expense related to stock option awards in the Consolidated Statement of Operations. These amounts include the $1,365,242 in compensation expense related to the voluntary cancellation of stock options. As of June 30, 2012, there was approximately $306,456 of unrecognized compensation cost related to unvested stock option awards. This cost is expected to be recognized over a weighted-average period of approximately one year. For the three months and six months ended June 30, 2011, the Company recognized $557,806 and $985,120, respectively, of compensation expense in the Consolidated Statements of Operations. As of June 30, 2011, there was approximately $2,713,222 of unrecognized compensation cost related to unvested stock option awards.

For the six months ended June 30, 2012, no options were exercised. For the three months ended June 30, 2011, a total of 3,000 options were exercised for total proceeds to the Company of $13,380. For the six months ended June 30, 2011, a total of 122,437 options were exercised for total proceeds to the Company of $491,058.

A summary of the changes in outstanding stock options for the six months ended June 30, 2012, is as follows:

		Weighted	Weighted Average	Weighted Average Remaining	Aggregate
		Average	Grant Date	Contractual	Intrinsic
	Shares	Exercise Price	Fair Value	Term (Years)	Value

Options Outstanding at January 1, 2012	3,389,117	$8.13	$5.04	4.96	$0

Granted	0	$0	$0	0

Exercised	0	$0	$0	0

Forfeited or Expired	1,963,745	$6.94	$4.14	4.67

Options Outstanding at June 30, 2012	1,425,372	$9.77	$6.27	4.18	$107

Options Exercisable at June 30, 2012	1,367,012	$9.78	$6.25	4.20	$107

Options Exercisable and Expected to be Exercisable at June 30, 2012	1,422,870	$9.77	$6.27	4.18	$107

The aggregate intrinsic value in the table above with respect to stock options outstanding, exercisable and expected to be exercisable, is calculated as the difference between the Company's closing stock price of $3.80 on the last trading day of the second quarter of 2012 and the exercise price, multiplied by the number of in-the-money options. This amount represents the total pre-tax intrinsic value that would have been received by the option holders had all stock options been fully vested and all option holders exercised their awards on June 30, 2012. For the six months ended June 30, 2012, no stock options were exercised.

Restricted Stock Awards

On June 7, 2012, upon shareholder approval of the Amended Stock Plan, our seven non-employee directors were granted 2,000 shares of restricted stock each that vest over a three-year period. The Exemptive Order provides for a similar grant for the non-employee directors annually.

On June 11, 2012, the Compensation Committee granted employees a total of 1,780,000 shares of restricted stock. A total of 712,000 of these shares vest over a period from December 31, 2012, through June 30, 2017, based on the employees' continued service to the Company ("service-based awards"). The remaining 1,068,000 awards vest when the volume-weighted stock price is at or above pre-determined stock price targets over a 30-day period ("market-based awards"). These pre-determined stock price targets range from $5.00 per share to $9.00 per share. After this initial employee grant, the Compensation Committee does not plan to grant additional restricted stock to existing employees for at least three years.

The compensation expense for the service-based awards is determined by the market price of our stock at the date of grant applied to the total number of shares we anticipate to fully vest. The market prices on the dates of the director and employee service-based awards were $3.55 and $3.38, respectively.

The compensation expense for the market-based awards is determined by the fair value of the awards applied to the number of shares granted, net of estimated forfeitures. The fair values of the market-based awards were determined using a lattice model. The fair values of these awards range from $2.25 per share to $2.92 per share and will be expensed over derived service periods ranging from approximately 37 to 75 months.

For the three months and six months ended June 30, 2012, we recognized $93,828 of compensation expense related to restricted stock awards. As of June 30, 2012, there was unrecognized compensation cost of $5,068,744 related to restricted stock awards. This cost is expected to be recognized over a weighted average period of approximately 2.5 years.

Non-vested restricted stock awards as of June 30, 2012, and changes during the six months ended June 30, 2012, were as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at beginning of year	0	$0
Granted	1,794,000	2.88
Vested	0	0
Forfeited	0	0
Outstanding at June 30, 2012	1,794,000	$2.88

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

We have received SEC certification since 1999, including for 2011, pursuant to Section 851(e) of the Code. We qualified for RIC treatment in 2011 even without certification, but there can be no assurance that we will qualify for or receive certification for 2012 or subsequent years (to the extent we need additional certification) or that we will actually qualify for Subchapter M treatment in subsequent years. In addition, under certain circumstances, even if we qualified for Subchapter M treatment in a given year, we might take action in a subsequent year to ensure that we would be taxed in that subsequent year as a C Corporation, rather than as a RIC. Because Subchapter M does not permit deduction of operating expenses against net capital gain, it is not clear that the Company and its shareholders have paid less in taxes since 1999 than they would have paid had the Company remained a C Corporation.

For the three months ended June 30, 2012, and 2011, we paid $0 and $103, respectively, in federal, state and local taxes. For the six months ended June 30, 2012, and 2011, we paid $8,075 and $2,393, respectively, in federal, state and local taxes. At June 30, 2012, and 2011, we had $0 accrued for federal, state and local taxes payable by the Company.

We pay federal, state and local taxes on behalf of our wholly owned subsidiary, Ventures, which is taxed as a C Corporation. For the three months ended June 30, 2012, and 2011, our income tax expense for Ventures was $0. For the six months ended June 30, 2012, and 2011, our income tax expense for Ventures was $7,170 and $1,385, respectively.

NOTE 10. CHANGE IN NET ASSETS PER SHARE

The following table sets forth the computation of basic and diluted per share net increases (decreases) in net assets resulting from operations for the three months and six months ended June 30, 2012, and June 30, 2011.

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2012	2011	2012	2011
Numerator for (decrease) increase in net assets per share	$(1,905,919)	$21,222,221	$3,674,264	$20,096,062

Denominator for basic weighted average shares	31,000,601	30,999,579	31,000,601	30,959,503

Basic net (decrease) increase in net assets per share resulting from operations	$(0.06)	$0.68	$0.12	$0.65

Denominator for diluted weighted average shares	31,000,601	31,017,329	31,000,700	30,977,558

Diluted net (decrease) increase in net assets per share resulting from operations	$(0.06)	$0.68	$0.12	$0.65

For the six months ended June 30, 2012, the calculation of net increase in net assets resulting from operations per diluted share includes 99 stock options because such stock options were dilutive. All other stock options and restricted stock awards may be dilutive in future periods in which there is a net increase in net assets resulting from operations, or in the event that there are significant increases in the average stock price in the stock market or significant decreases in the amount of unrecognized compensation cost.

NOTE 11. COMMITMENTS AND CONTINGENCIES

On December 28, 2011, the Asahi Kasei Group completed its acquisition of Crystal IS, Inc. As of June 30, 2012, approximately $273,000 in proceeds from the transaction is held in escrow to cover potential indemnity claims and the expenses of the stockholder agent. If claims are made related to certain intellectual property and patents included in the transaction that exceed the escrow amounts withheld, additional claims could be made seeking funds from the former stockholders, including the Company. This special indemnity provision is capped, in aggregate, across all former stockholders at $10,250,000 through March 28, 2013, and is capped at $5 million through December 28, 2013, when the claim period expires. As of June 30, 2012, no such claims had been incurred.

NOTE 12. SUBSEQUENT EVENTS

On July 12, 2012, the Company made a $64,652 follow-on investment in a privately held, equity-focused portfolio company.

On July 12, 2012, the Company made a $216,168 follow-on investment in a privately held, equity-focused portfolio company.

On July 16, 2012, the Company made a $43,821 follow-on investment in a privately held, equity-focused portfolio company.

On July 18, 2012, the Company made a $657,692 follow-on investment in a privately held, equity-focused portfolio company.

On July 26, 2012, the Company made a $186,955 follow-on investment in a privately held, equity-focused portfolio company.

On July 30, 2012, the Company made a $316,453 follow-on investment in Mersana Therapeutics, Inc., a privately held, equity-focused portfolio company.

On July 31, 2012, the Company made a $588,000 follow-on investment in a privately held, equity-focused portfolio company.

On August 8, 2012, the Company made a $1,393,147 follow-on investment in a privately held, equity-focused portfolio company.

On July 3, 2012, we sold 2,000 written call option contracts in Solazyme, Inc., expiring on December 22, 2012, with a strike price of $17.50. We received premiums of approximately $74,000 for these contracts.

On July 6, 2012, we closed 117 written call option positions in Solazyme, Inc., expiring on September 22, 2012, with a strike price of $10.00, for a payment of approximately $33,000.

On July 6, 2012, we sold 117 written call option contracts in Solazyme, Inc., expiring on December 22, 2012, with a strike price of $10.00. We received premiums of approximately $34,000 for these contracts.

On July 20, 2012, and August 2, 2012, 1,200 shares of Solazyme, Inc., were called under outstanding option contracts. The gross proceeds of the sale were $12,000.

On August 3, 2012, we sold 1,000 written call option contracts in Solazyme, Inc., expiring on August 18, 2012, with a strike price of $15.00. We received premiums of approximately $22,000 for these contracts.

On August 3, 2012, we also sold 1,000 written call option contracts in Solazyme, Inc., expiring on September 22, 2012, with a strike price of $15.00. We received premiums of approximately $52,000 for these contracts.

On August 6 and 7, 2012, we sold 85,859 shares of Solazyme for proceeds of approximately $1,169,700.

As of June 30, 2012, we owned an aggregate of 2,215,849 shares of Solazyme. We valued this position at $30,800,301. The key input to our valuation of Solazyme was the share price as of the close of trading on June 29, 2012, which was $13.90. At June 30, 2012, this investment represented $0.99 of our net asset value per share. As of August 7, 2012, Solazyme’s closing price was $13.63 per share, and we owned 2,128,790 shares of Solazyme. At this price, our shares of Solazyme are valued at $29,015,408, or $0.94 of our net asset value per share, as of August 7, 2012.

On June 30, 2012, we valued the shares of one of our privately held portfolio companies at $0.70 per share.  On August 8, 2012, that company raised additional funding from a third party, independent financial investor at $0.95 per share.  This transaction could be a material input to our determination of the value of our shares of this portfolio company at September 30, 2012.   This input will be one of many used by our Valuation Committee, which is made up of all of our independent directors, to set the value of this portfolio company at September 30, 2012.

HARRIS & HARRIS GROUP, INC. FINANCIAL HIGHLIGHTS (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Per Share Operating Performance

Net asset value per share, beginning of period	$4.89	$4.73	$4.70	$4.76

Net operating loss*	(0.11)	(0.06)	(0.17)	(0.12)
Net realized gain (loss) on investments*	0.03	(0.07)	0.05	0.17
Net (decrease) increase in unrealized appreciation as a result of sales*	(0.02)	0.06	(0.02)	(0.18)
Net increase in unrealized appreciation on investments held and written call options*(1)	0.04	0.75	0.26	0.77
Total from investment operations*	(0.06)	0.68	0.12	0.64

Net increase as a result of stock-based compensation expense*	0.05	0.02	0.06	0.03
Total increase from capital stock transactions	0.05	0.02	0.06	0.03

Net asset value per share, end of period	$4.88	$5.43	$4.88	$5.43
Stock price per share, end of period	$3.80	$5.13	$3.80	$5.13
Total return based on stock price	(8.43)%	(4.65)%	9.83%	17.12%

Supplemental Data:

Net assets, end of period	$151,357,790	$168,426,152	$151,357,790	$168,426,152

Ratio of expenses to average net assets	2.1%	1.3%	3.7%	2.6%

Ratio of net operating (loss) to average net assets	(2.2)%	(1.1)%	(3.6)%	(2.4)%

Average debt outstanding	$1,959,341	$1,278,571	$1,729,670	$863,812

Average debt per share	$0.06	$0.04	$0.06	$0.03

Number of shares outstanding, end of period	31,000,601	31,000,601	31,000,601	31,000,601

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

The information contained in this section should be read in conjunction with the Company's unaudited June 30, 2012, Consolidated Financial Statements and the Company's audited 2011 Consolidated Financial Statements and notes thereto.

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

We invest in companies enabled by nanotechnology and microsystems. We believe companies that leverage breakthroughs at the nanoscale are emerging as leaders in their respective industries. These companies primarily impact the energy, healthcare and electronics sectors. We focused the Company on making venture capital investments in companies that commercialize and integrate products enabled by nanotechnology in 2002. We believe this was the period of time when nanotechnology was beginning to emerge from its gestational phase to its commercial phase. We believe the coming decades will be the period of time when the commercial impact of nanotechnology will become widespread. We believe that as this impact occurs, our portfolio companies are well positioned to profit and that we will see investment returns as a result.

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

We believe nanotechnology can be classified as a transformative technology. An innovation qualifies as a transformative technology if it has the potential for pervasive use in a wide range of sectors in ways that change the competitive dynamics in those sectors. Transformative technologies often take decades to fully diffuse through respective sectors. We believe the period of 2001 through 2010 was the first decade in the commercial development of nanotechnology products. We believe we are currently in the second decade in the commercial development of nanotechnology products. We believe it will be this second decade and beyond where large portions of industry come to rely on nanotechnology as a fundamental enabler of advanced products.

Investment Objective and Strategy

Our principal investment objective is to achieve long-term capital appreciation by making equity-focused venture capital investments in companies that we believe have exceptional growth potential. Therefore, a significant portion of our current venture capital investment portfolio provides little or no income in the form of dividends or interest. Current income is a secondary investment objective. We seek to reach the point where future growth is financed through reinvestment of our capital gains from our venture capital investments and where current income offsets significant portions of our annual expenses during periods of time between realizations of capital gains on our investments. We also plan to implement a strategy to grow assets under management by raising one or more third-party funds to manage. There is no assurance when and if we will be able to raise such fund(s) or, if raised, whether they will be successful.

We have discretion in the investment of our capital to achieve our objectives. Our venture capital investments are made primarily in equity-related securities of companies that can range in stage from pre-revenue to generating positive cash flow. These businesses tend to be thinly capitalized, unproven, small companies that lack management depth, have little or no history of operations and are developing unproven technologies. These businesses may be privately held or publicly traded. We historically have invested in equity securities of these companies that are generally illiquid due to restrictions on resale and to the lack of an established trading market. We refer to our portfolio of investments in equity and equity-related securities in later sections of the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") as our "equity-focused" portfolio of investments. We may take advantage of opportunities to generate near-term cash flow by investing in non-convertible debt securities of small businesses. These businesses tend to be generating cash or have near-term visibility to reaching positive cash flow. We refer to our portfolio of investments in non-convertible debt in later sections of the MD&A as our "venture debt" portfolio of investments.

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

Involvement with Portfolio Companies

The 1940 Act requires that BDCs offer to "make available significant managerial assistance" to portfolio companies. We are actively involved with our portfolio companies through membership on boards of directors, as observers to the boards of directors and/or through frequent communication with management. As of June 30, 2012, we held at least one board seat or observer rights on 23 of our 28 equity-focused portfolio companies (82 percent).

Investments and Current Investment Pace

Since our investment in Otisville in 1983 through June 30, 2012, we have made a total of 94 equity-focused venture capital investments. We have exited 66 of these 94 investments, recognizing aggregate net realized gains of $67,947,267 on invested capital of $91,890,222. For the 28 companies in our equity-focused portfolio held at June 30, 2012, we have net unrealized gains of $17,612,460 on invested capital of $104,120,467. We have aggregate net realized and unrealized appreciation for our 94 equity-focused investments of $85,559,727 on invested capital of $196,010,689.

The amount of net realized gains includes:

•	$13,992,952 in upfront payments received in 2011 from the sale of BioVex Group, Inc., to Amgen, Inc., the sale of Innovalight, Inc., to E.I. du Pont de Nemours and Company (“DuPont”) and the sale of Crystal IS, Inc., to Asahi Kasei Group. We had invested a total of $11,383,299 in these three portfolio companies;

•	$953,480 from the portion of our upfront payment held in escrow from the sale of BioVex Group, Inc., to Amgen, Inc., which was released on March 16, 2012; and

•	$11,140 from the portion of our upfront payment held in escrow from the sale of Crystal IS, Inc., to Asahi Kasei Group, which was released on April 30, 2012.

The aggregate net realized gains and the cumulative invested capital do not reflect amounts from our partial exit in Solazyme, Inc. During the quarter ended June 30, 2012, 88,300 shares of our investment in Solazyme were called under option contracts. We received $883,000 in gross proceeds on $208,653 of invested capital. At June 30, 2012, we still hold 2,215,849 shares of Solazyme. The aggregate net realized gains and the cumulative invested capital also do not reflect the cost or value of our ownership of NeoPhotonics Corporation or Solazyme, Inc., which completed IPOs on February 2, 2011, and May 27, 2011, respectively. The aggregate net realized gains and the cumulative invested capital also do not reflect cash premiums paid or received from written call option transactions. From November 2011 through June 30, 2012, we have received net cash proceeds of approximately $1,290,242 on our call option transactions. The aggregate net realized gains also do not include potential escrow payments from the sale of Crystal IS, Inc., or Innovalight, Inc., or potential milestone payments that could occur as part of the acquisition of BioVex Group, Inc., by Amgen, Inc., at points in time in the future as of June 30, 2012.

From August 2001 through June 30, 2012, all 52 of our initial equity-focused investments have been in companies commercializing or integrating products enabled by nanotechnology or microsystems. From August 2001 through June 30, 2012, we have invested a total (before any subsequent write-ups, write-downs or dispositions) of $149,521,584 in these companies. We currently have 28 equity-focused companies in our portfolio. At June 30, 2012, from first dollar in, the average and median holding periods for these 28 investments were 5.3 years and 5.4 years, respectively. Historically, as measured from first dollar in to last dollar out, the average and median holding periods for the 66 investments we have exited were 4.2 years and 3.3 years, respectively.

The following is a summary of our initial and follow-on equity-focused investments in nanotechnology companies from January 1, 2008, to June 30, 2012. We consider a "round led" to be a round where we were the new investor or the leader of a group of investors in an investee company. Typically, but not always, the lead investor negotiates the price and terms of the deal with the investee company.

Investments in Our Equity-Focused Portfolio of Investments

in Privately Held and Publicly Traded Companies

	2008	2009	2010	2011	Six Months Ended June 30, 2012

Total Incremental Investments	$17,779,462	$12,334,051	$9,560,721	$17,688,903	$5,523,199

No. of New Investments	4	2	3	4	1

No. of Follow-On Investment Rounds	25	29	27	31	10

No. of Rounds Led	4	5	5	4	2

Average Dollar Amount – Initial	$683,625	$174,812	$117,069	$1,339,744	$815,000

Average Dollar Amount – Follow-On	$601,799	$413,256	$341,093	$397,740	$470,820

During the first six months of 2012, we made one new venture debt investment. The following is a summary of our investments in venture debt to date.

Investments in Our Venture Debt Portfolio of Investments

In Privately Held and Publicly Traded Companies

	2008	2009	2010	2011	Six Months Ended June 30, 2012

No. of Investments	0	0	1	3	1
Total Dollar Amount	$0	$0	$500,000	$1,400,000	$720,000

In the fourth quarter of 2011, we made a $500,000 venture debt investment in an equity-focused portfolio company. We note that all amounts, values and numbers mentioned below regarding our equity-focused portfolio companies include this investment in those calculations.

Our Sources of Liquid Capital

The sources of liquidity that we use to make our investments are classified as primary and secondary liquidity. As of June 30, 2012, and December 31, 2011, our total primary and secondary liquidity was $62,787,058 and $65,368,303, respectively. We do not include funds available from our credit facility as primary or secondary liquidity. We believe it is important to examine both our primary and secondary liquidity when assessing the strength of our balance sheet and our future investment capabilities.

Primary liquidity is comprised of cash and certain receivables. As of June 30, 2012, we held $27,734,326 in cash, of which $19,087,093 was held in non-interest-bearing, fully FDIC insured bank accounts. As of June 30, 2012, we held $0 in U.S. government obligations. On March 16, 2012, the Company received payment of its portion of the proceeds held in escrow since the closing of the transaction on March 4, 2011, from Amgen, Inc.’s acquisition of BioVex Group, Inc., totaling $953,480. On April 30, 2012, the Company received $11,140 from the portion of our upfront payment held in escrow from the sale of Crystal IS, Inc., to Asahi Kasei Group. These payments immediately added to our primary liquidity. Payments upon achieving milestones of the BioVex Group, Inc., sale or expiration of the escrow periods for the Crystal IS, Inc., and Innovalight, Inc., dispositions would also add to our primary liquidity in future quarters if these milestones are achieved successfully and escrowed funds are released in part or in full. The probability-adjusted values of the future milestone payments for the sale of BioVex and of the funds held in escrow from the dispositions of Crystal IS and Innovalight, as determined at the end of each fiscal quarter, are included as an asset on our Consolidated Statements of Assets and Liabilities and will be included in primary liquidity only if and when payment is received for achievement of the milestones and the funds held in escrow are released, respectively. In the second quarter of 2012, shares of our investment in Solazyme were called under option contracts. We received $883,000 in gross proceeds from these transactions, which added to our primary liquidity.

Our secondary liquidity is comprised of the stock of publicly traded companies. Although these companies are publicly traded, their stock may not trade at high volumes and prices may be volatile, which may restrict our ability to sell our positions at any given time. As of June 30, 2012, our secondary liquidity was $35,001,116. NeoPhotonics Corporation and Solazyme, Inc., account for $33,027,782 of this amount based on the closing price of each company as of June 30, 2012. As of June 30, 2012, shares of NeoPhotonics were trading below the strike price of the call options that were open and outstanding. The $10.00 and $12.50 Solazyme option contracts were in the money at June 30, 2012. The fair value of our shares of Champions Oncology, Inc., accounts for $1,973,334 of the total amount of secondary liquidity. As of June 30, 2012, our shares of each of these companies are freely tradable securities. A decision to sell our shares would result in the cash received from the sale of these assets being included in primary liquidity. Until that time, we will continue to include the value of our shares of our publicly traded portfolio companies in secondary liquidity unless the average trading volume of each company reaches sufficient levels for us to monetize our stock in such companies over a short period of time.

Potential Pending Liquidity Events from Our Portfolio as of June 30, 2012

As of the end of the second quarter of 2012, six of our companies have commenced planning for and/or began the process of pursuing potential sales and/or IPOs of those companies within the next six to twelve months. These companies have either begun the process of hiring or have hired bankers and/or advisors to attempt to pursue such liquidity events. As of June 30, 2012, these efforts are ongoing, and there can be no assurance that any of these companies will be able to consummate either type of transaction within the next six to twelve months, if at all.

As of June 30, 2012, we valued potential milestone payments from the sale of BioVex Group, Inc., at $3,386,224. If all the remaining milestone payments were to be paid by Amgen, Inc., we would receive $9,526,393. We have not received any milestone payments as of June 30, 2012, and there can be no assurance as to how much of this amount we will ultimately realize in the future, if any.

Strategy for Managing Publicly Traded Positions

Through the end of the second quarter of 2012, our strategy for managing our publicly traded positions has generated approximately $1.3 million in cash proceeds from premiums on call options sold. We also added approximately $883,000 to our primary liquidity resulting from the options called during the quarter that were covered by a portion of our shares of Solazyme. We discuss our assessment of the benefits of selling covered call options on our publicly traded portfolio companies in detail in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Portfolio Company Revenue

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

Current Business Environment

The second quarter of 2012 ended with broad decreases in value in the public market indices.  This downtrend in the value of the public markets was a partial factor in the decrease in IPOs of venture capital-backed companies during the second quarter of 2012. M&A events of venture capital-backed companies, however, increased in number and average dollar amount as compared with the first quarter of 2012.  According to Dow Jones VentureSource, 11 U.S. venture capital-backed companies raised $7.7 billion through IPOs in the second quarter, a decrease in offerings and an increase in dollar amount from the same period last year when 14 IPOs raised $1.7 billion.  During the same period, 110 U.S. venture capital-backed companies were acquired, a slight uptick from the 98 M&A transactions in the first quarter of 2012, but a six percent decline in deal activity compared to the second quarter of 2011.  Thirty-eight U.S. venture capital funds raised $5.9 billion in the second quarter of 2012, according to Thomson Reuters and the National Venture Capital Association (NVCA). This level marks a 12 percent increase by dollar commitments and a 22 percent decline by number of funds compared to the first quarter of 2012, which saw 49 funds raise $5.3 billion during the period. The top five funds accounted for nearly 80 percent of total fundraising this quarter as the number of funds raising money during the quarter fell to its lowest levels since the third quarter of 2009 when 38 venture capital funds also saw new capital commitments.  Fundraising for all but the top-tier venture capital funds continues to be difficult owing in part to the closely watched 10-year benchmark for venture capital returns that stood at only 4.41 percent as of March 31, 2012, which is the most recent data available for this statistic from Cambridge Associates, LLC.

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

Historically, difficult venture environments have resulted in a higher than normal number of companies not receiving financing and being subsequently closed down with a loss to venture investors, and other companies receiving financing but at significantly lower valuations than the preceding financing rounds. This issue is compounded by the fact that many existing venture capital firms have few remaining years of investment and available capital owing to the finite lifetime of the funds managed by these firms. Additionally, even if a firm was able to raise a new fund, commonly venture capital firms are not permitted to invest new funds in existing investments. This limitation of available capital can lead to fractured syndicates of investors. A fractured syndicate can result in a portfolio company being unable to raise additional capital to fund operations; this issue is especially acute in capital-intensive sectors that are enabled by nanotechnology, such as energy, healthcare and electronics, which are generally not in favor among venture capital firms. The result of these difficulties is that the portfolio company may be forced to sell before reaching its full potential or be shut down entirely if the remaining investors cannot financially support the company. As such, improvements in the exit environment for venture-backed companies through IPOs and M&A transactions may not translate to an increase in the available capital to venture-backed companies, particularly those that have investments from funds that are in the latter stage of life unless the markets improve for some time into the future.

Our overall goal remains unchanged. We want to maintain our leadership position in investing in nanotechnology and microsystems and to increase our net asset value. The current environment for venture capital financings continues to favor those firms that have capital to invest regardless of the stage of the investee company. We continue to finance our new and follow-on equity and convertible debt investments from our cash reserves held in bank accounts. We have historically held, and may in the future again hold, our cash in U.S. Treasury securities. We believe the current status of the venture capital industry and the current economic climate provide opportunities to invest this capital at historically low valuations in equity and convertible debt securities and at high yields in non-convertible debt securities of new and existing privately held and publicly traded companies of varying maturities.

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

In each of the years in the period 2008 through 2011, and for the six months ended June 30, 2012, the Company recorded the following gross write-ups in privately held securities as a percentage of net assets at the beginning of the year ("BOY"), gross write-downs in privately held securities as a percentage of net assets at the beginning of the year, and change in value of private portfolio securities as a percentage of net assets at the beginning of the year.

Gross Write-Ups and Write-Downs of the Privately Held Portfolio
	2008	2009	2010	2011	Six Months Ended June 30, 2012

Net Asset Value, BOY	$138,363,344	$109,531,113	$134,158,258	$146,853,912	$145,698,407

Gross Write-Downs During Year	$(39,671,588)	$(12,845,574)	$(11,391,367)	$(11,375,661)	$(2,132,647)

Gross Write-Ups During Year	$820,559	$21,631,864	$30,051,847	$11,997,991	$6,450,963

Gross Write-Downs as a Percentage of Net Asset Value, BOY	-28.67%	-11.7%	-8.5%	-7.8%	-(1.5)%

Gross Write-Ups as a Percentage of Net Asset Value, BOY	0.59%	19.7%	22.4%	8.2%	4.4%

Net Change as a Percentage of Net Asset Value, BOY	-28.08%	8.0%	13.9%	0.4%	2.9%

From March 31, 2012, to June 30, 2012, the value of our equity-focused venture capital portfolio, including our rights to potential future milestone payments from the sale of BioVex Group, Inc., to Amgen, Inc., increased by $2,937,009, from $122,182,141 to $125,119,150.

Not including our rights to potential future milestone payments from the sale of BioVex Group, Inc., to Amgen, Inc., our equity-focused portfolio companies increased in value by $2,903,671. This increase results primarily from new and follow-on investments of $2,428,459, a net increase in value owing to the terms and pricing of new rounds of financing of $330,719, a net decrease in discounts for non-performance risk of $4,078,704. These changes were offset by a net decrease in the valuations of publicly traded portfolio companies of $2,606,055, cash receipts from the sale of shares of Solazyme, Inc., of $883,000, a decrease in the values of publicly traded comparable companies used to derive the value of one of our portfolio companies of $159,176, a net decrease in currency fluctuations, and a net decrease in the value of warrants, in aggregate, of $125,722, and net accrued bridge note interest write-offs of $160,258.

We note that our Valuation Committee and ultimately our Board of Directors take into account multiple sources of quantitative and qualitative inputs to determine the value of our privately held portfolio companies and our publicly traded portfolio companies whose values are not derived solely from the closing price on the last day of the quarter.

We also note that our Valuation Committee does not set the value of our freely tradable publicly traded portfolio companies, Solazyme, Inc., and NeoPhotonics Corporation. Even though our position in Champions Oncology, Inc., is freely tradable as of June 30, 2012, subjective inputs are also included in the determination of value. Therefore, our Valuation Committee sets the value of this position.

We define non-performance as the risk that the price per share (or implied valuation of a portfolio company) or the effective yield of a debt security of a portfolio company, as applicable, does not appropriately represent the risk that a portfolio company with negative cash flow will be: (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation.  Our best estimates of non-performance risk of our portfolio companies during the second quarter of 2012 are included in the valuation of the companies as of June 30, 2012. Changes in non-performance risk led to a net increase in value of $4,078,704. In the future, as these companies receive terms for additional financings or if they are unable to receive additional financing and, therefore, proceed with sales or shutdowns of the business, we expect the contribution of the discount for non-performance risk to vary in importance in determining the fair values of our securities of these companies. Changes in discounts for non-performance risk could positively or negatively affect the value of our portfolio companies in future quarters. As of June 30, 2012, non-performance risk was a significant factor in determining the values of eight of our 26 equity-focused portfolio companies that are fair valued by our Board of Directors. These eight companies accounted for approximately $27.4 million, or 22.5 percent, of the total value of our equity-focused venture capital portfolio, not including our rights to milestone payments from the sale of BioVex Group, Inc., to Amgen, Inc. As of March 31, 2012, non-performance risk was a significant factor in determining the values of 11 of our 26 equity-focused portfolio companies that are fair valued by our Board of Directors. These 11 companies accounted for approximately $26.4 million, or 22.2 percent, of the total value of our equity-focused venture capital portfolio, not including our rights to milestone payments from the sale of BioVex Group, Inc., to Amgen, Inc.

We also note that our valuation of our securities of Molecular Imprints, Inc., includes $3,033,338 that is ascribed to a non-convertible bridge note. The principal plus interest of this note was repaid in full in the third quarter of 2011. The remaining value results from a liquidation preference that survived the repayment of the note and, as currently written, would pay the Company $4,044,450 should the company be sold for more than its outstanding debt and a contractual payment to management of Molecular Imprints. Our value of this portion of our securities of Molecular Imprints as of June 30, 2012, reflects a probability-weighted discount applied to the total amount of the preference.

As of June 30, 2012, our top ten investments by value accounted for approximately 77 percent of the value of our equity-focused venture capital portfolio.

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

Owing to the structure and objectives of our business, we generally expect to experience net operating losses and seek to generate increases in our net assets from operations through the long-term appreciation and monetization of our venture capital investments. We have relied, and continue to rely, primarily on proceeds from sales of investments, rather than on investment income, to defray a significant portion of our operating expenses. Because such sales are unpredictable, we attempt to maintain adequate working capital to provide for fiscal periods when there are no such sales. During 2011 and through the second quarter of 2012, we made three and one venture debt investments, respectively. While the interest income generated from these investments did not defray a significant portion of our operating expenses in 2011 or through the second quarter of 2012, further investments in venture debt could generate more substantial investment income in future years.

The potential for, or occurrence of, inflation could result in rising interest rates for government-backed debt.  This trend would have two effects on our business.  First, the spread between the interest rates we can obtain from investing in low-risk government debt versus high-risk venture debt will compress, which would result in a reduction of the risk premium associated with investments in venture debt.  We may reduce the number and amount invested in venture debt should this risk premium decrease substantially as to not compensate us adequately for the risk associated with such investments. Second, funds drawn from our line of credit will accrue interest at a rate that fluctuates with either the London Interbank Offered Rate (LIBOR) or the prime rate. LIBOR and the prime rate are expected to increase in times of inflation.  Our venture debt investments may include both fixed and floating interest rates.  Our net interest income would decrease if the spread between the interest rate on funds from our line of credit and our venture debt investments decrease.

Three months ended June 30, 2012, as compared with the three months ended June 30, 2011

In the three months ended June 30, 2012, we had a net decrease in net assets resulting from operations of $1,905,919. In the three months ended June 30, 2011, we had a net increase in net assets resulting from operations of $21,222,221.

Investment Income and Expenses:

We had net operating losses of $3,275,280 and $1,806,393 for the three months ended June 30, 2012, and June 30, 2011, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expense of $1,537,295 in 2012 and $557,806 in 2011 primarily associated with the voluntary cancellation of stock options and compensation cost for restricted stock during the second quarter of 2012. During the three months ended June 30, 2012, and 2011, total investment (loss) income was $(28,446) and $187,826, respectively. During the three months ended June 30, 2012, and 2011, total operating expenses were $3,246,834 and $1,994,219, respectively.

During the three months ended June 30, 2012, as compared with the same period in 2011, investment income decreased, reflecting a decrease in interest income from convertible bridge notes owing to a write-off, on a net basis, of $155,003 of bridge note interest, offset by an increase in interest income from non-convertible promissory notes, subordinated and senior secured debt, and senior secured debt through a participation agreement. As of June 30, 2012, we had no holdings of U.S. government securities as compared with $35,821,905 average holdings of such securities during the three months ended June 30, 2011, primarily due to the decrease in yield available over the durations of maturities in which we were willing to invest and the availability of fully FDIC insured demand deposit bank accounts.

Operating expenses, including non-cash, stock-based compensation expense, were $3,246,834 and $1,994,219 for the three months ended June 30, 2012, and June 30, 2011, respectively. The increase in operating expenses for the three months ended June 30, 2012, as compared with the three months ended June 30, 2011, was primarily owing to increases in salaries, benefits and stock-based compensation expense, administration and operations expense, professional fees and rent expense, offset by decreases in custody fees. Salaries, benefits and stock-based compensation expense increased by $1,213,219, or 90.2 percent, through the three months ended June 30, 2012, as compared with the three months ended June 30, 2011, primarily as a result of an increase in non-cash expense of $979,489 associated with the Amended Stock Plan. In May 2012, the executive officers of the Company voluntarily cancelled all of their outstanding stock options for no consideration. This resulted in a one-time charge of $1,365,242 to recognize all of the previously unrecognized compensation cost related to these options. While the non-cash, stock-based compensation expense for the Amended Stock Plan increased our operating expenses by $1,537,295, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value. We also had increases in salaries of employees owing to cost of living adjustments and costs associated with the hiring of two part-time employees, an increase in year-end employee bonus accruals of $66,500, and an increase of $19,795 in the projected benefit obligation expense accrual for medical retirement benefits. Administration and operations expense increased by $6,299, or 2.9 percent, through June 30, 2012, as compared with June 30, 2011. Professional fees increased by $35,583, or 17.0 percent, through June 30, 2012, as compared with June 30, 2011, primarily as a result of an increase in certain accounting and legal fees. The increase in legal fees is primarily owing to expenses associated with exploring alternative means for increasing assets under management by raising one or more third-party funds. Rent expense increased by $9,754, or 10.9 percent, for the three months ended June 30, 2012, as compared with the three months ended June 30, 2011. Our rent expense of $99,254 for the three months ended June 30, 2012, includes $107,277 of rent paid in cash, net of $8,023 non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term. Custody fees decreased by $12,873, or 53.6 percent, for the three months ended June 30, 2012, as compared with June 30, 2011, owing to the lower fees charged by our new custodian, Union Bank.

Realized Income and Losses from Investments:

During the three months ended June 30, 2012, we realized net gains on investments of $868,022. During the three months ended June 30, 2011, we realized net losses on investments of $2,172,269.

During the three months ended June 30, 2012, we realized net gains of $868,022, consisting primarily of a realized gain of $670,879 on the sale of 88,300 shares of Solazyme, Inc., which were called subject to the terms of call option contracts. At June 30, 2012, we still owned 2,215,849 shares of Solazyme. We also had a realized gain of $213,338 on the repurchase of certain Solazyme written call option contracts.

During the three months ended June 30, 2011, we realized net losses of $2,172,269, consisting primarily of realized losses on our investment in PolyRemedy, Inc., of $204,206 and in Questech Corporation of $1,966,591.

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the three months ended June 30, 2012, net unrealized appreciation on total investments increased by $872,686, or 5.1 percent, from net unrealized appreciation of $16,952,574 at March 31, 2012, to net unrealized appreciation of $17,825,260 at June 30, 2012. During the three months ended June 30, 2011, net unrealized appreciation on total investments increased by $25,200,986, or 3,698.4 percent, from net unrealized appreciation of $681,400 at March 31, 2011, to net unrealized appreciation of $25,882,386 at June 30, 2011.

During the three months ended June 30, 2012, net unrealized appreciation on our venture capital investments increased by $872,686, from net unrealized appreciation of $16,952,574 at March 31, 2012, to net unrealized appreciation of $17,825,260 at June 30, 2012, owing primarily to write-ups in the valuations of the following investments held:

Investment	Amount of Write-Up

Adesto Technologies Corporation	$2,558,883
Ensemble Therapeutics Corporation	847,043
Cambrios Technologies Corporation	800,546
Nantero, Inc.	561,603
Cobalt Technologies, Inc.	501,175
Enumeral Biomedical Corp.	215,343
Ultora, Inc.	107,500
NeoPhotonics Corporation	94,691
Senova Systems, Inc.	34,615
Metabolon, Inc.	16,314
D-Wave Systems, Inc.	12,113
OHSO Clean, Inc.	8,225
NanoTerra, Inc.	8,199
Ancora Pharmaceuticals Inc.	1,482

The write-ups for the three months ended June 30, 2012, were offset by write-downs in the valuations of the following investments held:

Investment	Amount of Write-Down

Solazyme, Inc.	$2,700,746
Mersana Therapeutics, Inc.	1,232,532
ABSMaterials, Inc.	390,000
Nanosys, Inc.	230,964
Xradia, Inc.	159,176
Bridgelux, Inc.	45,681
Laser Light Engines, Inc.	26,709
GEO Semiconductor, Inc.	8,906
SiOnyx, Inc.	3,909

We had an increase in unrealized appreciation of $33,338 on the rights to milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc.

We had a decrease in unrealized appreciation owing to foreign currency translation of $129,761 on our investment in D-Wave Systems, Inc.

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

We had an increase in unrealized appreciation of $24,831 on the rights to milestone payments from Amgen, Inc., from its acquisition of BioVex Group, Inc.

We had an increase in unrealized appreciation owing to foreign currency translation of $22,974 on our investment in D-Wave Systems, Inc.

Six months ended June 30, 2012, as compared with the six months ended June 30, 2011

In the six months ended June 30, 2012, and June 30, 2011, we had net increases in net assets resulting from operations of $3,674,264 and $20,096,062, respectively.

Investment Income and Expenses:

We had net operating losses of $5,364,661 and $3,641,696 for the six months ended June 30, 2012, and June 30, 2011, respectively. During the six months ended June 30, 2012, and 2011, total investment income was $132,444 and $324,650, respectively. During the six months ended June 30, 2012, and 2011, total operating expenses were $5,497,105 and $3,966,346, respectively, including non-cash expense of $1,985,119 in 2012 and $985,120 in 2011 primarily associated with the voluntary cancellation of stock options and compensation cost for restricted stock during the second quarter of 2012.

During the six months ended June 30, 2012, as compared with the same period in 2011, investment income decreased, reflecting a decrease in interest income from convertible bridge notes owing to a write-off, on a net basis, of $84,682 of bridge note interest, offset by an increase in interest income from non-convertible promissory notes, subordinated and senior secured debt, and senior secured debt through a participation agreement. As of June 30, 2012, we had no holdings of U.S. government securities as compared with $36,364,398 average holdings of such securities during the six months ended June 30, 2011, primarily due to the decrease in yield available over the durations of maturities in which we were willing to invest and the availability of fully FDIC insured demand deposit bank accounts.

Operating expenses, including non-cash, stock-based compensation expense, were $5,497,105 and $3,966,346 for the six months ended June 30, 2012, and June 30, 2011, respectively. The increase in operating expenses for the six months ended June 30, 2012, as compared with the six months ended June 30, 2011, was primarily owing to increases in salaries, benefits and stock-based compensation expense, administration and operations expense, professional fees and rent expense, offset by decreases in custody fees. Salaries, benefits and stock-based compensation expense increased by $1,363,512, or 52.8 percent, through June 30, 2012, as compared with June 30, 2011, primarily as a result of an increase in non-cash expense of $999,999 associated with the Amended Stock Plan. In May 2012, the executive officers of the Company voluntarily cancelled all of their outstanding stock options for no consideration. This resulted in a one-time charge of $1,365,242 to recognize all of the previously unrecognized compensation cost related to these options. While the non-cash, stock-based compensation expense for the Stock Plan increased our operating expenses by $1,985,119, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value. We also had increases in salaries of employees owing to cost of living adjustments and costs associated with the hiring of one full-time employee and two part-time employees, an increase in year-end employee bonus accruals of $144,500, and an increase of $39,591 in the projected benefit obligation expense accrual for medical retirement benefits. Administration and operations expense increased by $106,425, or 22.4 percent, through June 30, 2012, as compared with June 30, 2011, primarily as a result of increases in managing directors' travel-related expenses and costs of approximately $37,668 related to Meet the Portfolio Day. We did not hold a Meet the Portfolio Day during the comparable period in 2011. Professional fees increased by $61,078, or 13.4 percent, through June 30, 2012, as compared with June 30, 2011, primarily as a result of an increase in certain legal fees associated with exploring alternative means for increasing assets under management by raising one or more third-party funds and increases in consulting fees related to investor outreach and marketing efforts. Rent expense increased by $18,697, or 10.4 percent, for the period ended June 30, 2012, as compared with the six months ended June 30, 2011. Our rent expense of $197,697 for the six months ended June 30, 2012, includes $213,402 of rent paid in cash, net of $15,705 non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term. Our rent paid in cash of $213,402 includes $764 of real estate tax escalation charges on our corporate headquarters located at 1450 Broadway in New York City. Custody fees decreased by $26,018, or 54.2 percent, for the six months ended June 30, 2012, as compared with June 30, 2011, owing to the lower fees charged by our new custodian, Union Bank.

Realized Income and Losses from Investments:

During the six months ended June 30, 2012, and June 30, 2011, we realized net gains on investments of $1,537,525 and $5,362,071, respectively.

During the six months ended June 30, 2012, we realized net gains of $1,537,525, consisting primarily of realized gains on our escrow payments from the sales of BioVex Group, Inc., and Crystal IS, Inc., a realized gain of $378,338 on the repurchase of certain Solazyme, Inc., written call option contracts and a realized gain of $670,879 on the sale of 88,300 shares of Solazyme. At June 30, 2012, we still owned 2,215,849 shares of Solazyme.

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

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the six months ended June 30, 2012, net unrealized appreciation on total investments increased by $8,093,657, or 83.2 percent, from net unrealized appreciation of $9,731,603 at December 31, 2011, to net unrealized appreciation of $17,825,260 at June 30, 2012. During the six months ended June 30, 2011, net unrealized appreciation on total investments increased by $18,378,080, or 244.9 percent, from net unrealized appreciation of $7,504,306 at December 31, 2010, to net unrealized appreciation of $25,882,386 at June 30, 2011.

During the six months ended June 30, 2012, net unrealized appreciation on our venture capital investments increased by $8,093,657, from net unrealized appreciation of $9,731,603 at December 31, 2011, to net unrealized appreciation of $17,825,260 at June 30, 2012, owing primarily to increases in the valuations of the following investments held:

Investment	Amount of Write-Up

Solazyme, Inc.	$3,589,581
Adesto Technologies Corporation	2,558,883
Ensemble Therapeutics Corporation	1,115,332
Xradia, Inc.	955,057
Cambrios Technologies Corporation	800,546
D-Wave Systems, Inc.	458,573
Cobalt Technologies, Inc.	250,588
Enumeral Biomedical Corp.	215,343
NeoPhotonics Corporation	162,327
SiOnyx, Inc.	78,466
OHSO Clean, Inc.	12,708
NanoTerra, Inc.	17,918
Ancora Pharmaceuticals Inc.	3,776
Metabolon, Inc.	90

The write-ups for the six months ended June 30, 2012, were offset by write-downs in the valuations of the following investments held:

Investment	Amount of Write-Down

Mersana Therapeutics, Inc.	$1,232,532
ABSMaterials, Inc.	390,000
Nanosys, Inc.	230,964
Senova Systems, Inc.	138,462
Bridgelux, Inc.	88,620
Laser Light Engines, Inc.	41,449
GEO Semiconductor, Inc.	10,620

We had an increase in unrealized appreciation of $23,433 on the rights to milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc.

We had a decrease in unrealized appreciation owing to foreign currency translation of $16,317 on our investment in D-Wave Systems, Inc.

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

We had an increase in unrealized appreciation of $24,831 on the rights to milestone payments from Amgen, Inc., from its acquisition of BioVex Group, Inc.

We had a decrease in unrealized appreciation for BioVex Group, Inc., of $7,467,615, which resulted from a realized gain on the sale of its securities.

We had an increase in unrealized appreciation owing to foreign currency translation of $139,237 on our investment in D-Wave Systems, Inc.

Financial Condition

June 30, 2012

At June 30, 2012, our total assets and net assets were $157,864,070 and $151,357,790, respectively. At December 31, 2011, they were $150,343,653 and $145,698,407, respectively.

At June 30, 2012, our net asset value per share was $4.88, as compared with $4.70 at December 31, 2011. At June 30, 2012, and December 31, 2011, our shares outstanding were 31,000,601.

Significant developments in the six months ended June 30, 2012, included an increase in the holdings of our venture capital investments of $13,849,594 and a decrease in our cash of $6,107,068. The increase in the value of our venture capital investments from $113,048,250 at December 31, 2011, to $126,897,844 at June 30, 2012, resulted primarily from an increase in the net value of our venture capital investments of $8,093,657 and by two new and ten follow-on investments of $6,243,199. The decrease in our cash from $33,841,394 at December 31, 2011, to $27,734,326 at June 30, 2012, is primarily owing to the payment of cash for operating expenses of $3,371,774 and to new and follow-on venture capital investments totaling $6,243,199.

The following table is a summary of additions to our portfolio of venture capital investments made during the six months ended June 30, 2012:

New Investments	Amount of Investment

OpGen, Inc.	$815,000
OhSo Clean, Inc.	$720,000

Follow-On Investments	Amount of Investment

SiOnyx, Inc.	$1,255,523
Ancora Pharmaceuticals Inc.	1,000,000
Enumeral Biomedical Corp.	750,000
Contour Energy Systems, Inc.	480,000
D-Wave Systems, Inc.	440,999
Laser Light Engines, Inc.	434,784
Mersana Therapeutics, Inc.	124,542
Ensemble Therapeutics Corporation	109,433
Ultora, Inc.	67,821
Cobalt Technologies, Inc.	45,097

Total	$6,243,199

The following table summarizes the value of our portfolio of venture capital investments, as compared with its cost, at June 30, 2012, and December 31, 2011:

	June 30, 2012	December 31, 2011

Venture capital investments, at cost	$109,072,584	$103,316,647
Net unrealized appreciation	17,825,260	9,731,603
Venture capital investments, at value	$126,897,844	$113,048,250

Liquidity

Our liquidity and capital resources are generated and are generally available through our cash holdings, interest earned on our investments on U.S. government securities, cash flows from the sales of U.S. government securities and payments received on our venture debt investments, proceeds from periodic follow-on equity offerings and realized capital gains retained for reinvestment. As of June 30, 2012, we did not hold any U.S. government securities and funded all of our operations from cash held in bank accounts.

We fund our day-to-day operations using interest earned and proceeds from our cash holdings, the sales of our investments in U.S. government securities, when applicable, and interest earned from our venture debt securities. We believe the increase or decrease in the value of our venture capital investments does not materially affect the day-to-day operations of the Company or our daily liquidity. As of June 30, 2012, and December 31, 2011, we had no investments in money market mutual funds.

We have a $10 million three-year revolving credit facility with TD Bank, N.A. This credit facility is used to fund our venture debt investments and not for the payment of day-to-day operating expenses. As of June 30, 2012, we had debt outstanding of $2,000,000, which is approximately 1.3 percent of our net assets. This debt is collateralized with cash held in a restricted account on a one-for-one basis with the amount of debt outstanding from the credit facility. Therefore, repayment of the outstanding debt as of June 30, 2012, would not have a significant impact on our daily liquidity. We have not issued any debt securities, and, therefore, are not subject to credit agency downgrades.

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

At June 30, 2012, and December 31, 2011, our total net primary liquidity was $27,785,942 and $33,910,442, respectively. Our primary liquidity is principally comprised of our cash, U.S. government securities, when applicable, and certain receivables. The decrease in our primary liquidity from December 31, 2011, to June 30, 2012, is primarily owing to the use of funds for investments and payment of net operating expenses, offset by the receipt of $953,480 from the portion of our upfront payment held in escrow from the sale of BioVex Group, Inc., to Amgen, Inc., which was released on March 16, 2012, the receipt of $11,140 from the portion of our upfront payment held in escrow from the sale of Crystal IS, Inc., to Asahi Kasei Group, which was released on April 30, 2012, and $883,000 received from the sale of a portion of our shares of Solazyme. During the first six months of 2012, we also purchased and sold call option contracts on our publicly traded positions generating net premiums of $1,290,242.

At June 30, 2012, and December 31, 2011, our secondary liquidity was $35,001,116 and $31,457,861, respectively. Our secondary liquidity consists of our publicly traded securities. Although these companies are publicly traded, their stock may not trade at high volumes and prices can be volatile, which may restrict our ability to sell our positions at any given time. We may also be restricted for a period of time in selling our positions in these companies due to our shares being unregistered. As of June 30, 2012, none of our publicly traded securities were restricted from sale.

We do not include funds held in escrow from the sale of investments in primary or secondary liquidity. These funds will become primary liquidity if and when they are received at the expiration of the escrow period.

We believe that the current and future venture capital environment may adversely affect the valuation of investment portfolios, lead to tighter lending standards and result in reduced access to capital. These conditions may lead to a further decline in net asset value and/or decline in valuations of our portfolio companies in future quarters. Although we cannot predict future market conditions, we continue to believe that our current cash and our ability to adjust our investment pace will provide us with adequate liquidity to execute our current business strategy.

Except for a rights offering, we are generally not able to issue and sell our common stock at a price below our net asset value per share, exclusive of any distributing commission or discount, without shareholder approval. As of June 30, 2012, our net asset value per share was $4.88 per share and our closing market price was $3.80 per share. We do not currently have shareholder approval to issue or sell shares below our net asset value per share.

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

The Company’s outstanding debt balance was $2,000,000 and $1,500,000 at June 30, 2012, and December 31, 2011, respectively. The annual weighted average interest cost for the six months ended June 30, 2012, was 1.6 percent, exclusive of amortization of closing fees and other expenses related to establishing the credit facility. The remaining capacity under the credit facility was $8,000,000 at June 30, 2012. At June 30, 2012, the Company was in compliance with all financial covenants required by the credit facility.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows:

Payments Due by Period

		Less than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Revolving credit facility(1)	$2,000,000	$—	$2,000,000	$—	$—

Operating leases	$2,275,210	$414,466	$525,585	$575,459	$759,700

As of June 30, 2012, we had $8,000,000 of unused borrowing capacity under our credit facility.

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

See "Note 6. Fair Value of Investments" in the accompanying notes to our Consolidated Financial Statements for additional information regarding fair value measurements.

Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") As of June 30, 2012, our financial statements include venture capital investments valued at $93,870,062, the fair values of which were determined in good faith by, or under the direction of, the Board of Directors. As of June 30, 2012, approximately 62.0 percent of our net assets represent investments in portfolio companies at fair value by the Board of Directors.

Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment, although our valuation policy is intended to provide a consistent basis for determining fair value of the portfolio investments. Factors that may be considered include, but are not limited to, the cost of the Company’s investment; transactions in the portfolio company’s securities or unconditional firm offers by responsible parties; the financial condition and operating results of the company; the long-term potential of the business and technology of the company; the values of similar securities issued by companies in similar businesses; multiples to revenues, net income or EBITDA that similar securities issued by companies in similar businesses receive; the proportion of the company’s securities we own and the nature of any rights to require the company to register restricted securities under the applicable securities laws; management's assessment of non-performance risk; the achievement of milestones; discounts for restrictions on transfers of publicly traded securities; and the rights and preferences of the class of securities we own as compared with other classes of securities the portfolio has issued.

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

Historically, difficult venture capital environments have resulted in companies not receiving financing and being subsequently closed down with a loss of investment to venture investors, and other companies receiving financing but at significantly lower valuations than the preceding rounds, leading to very deep dilution for those who do not participate in the new rounds of investment. Our best estimate of this non-performance risk has been quantified and included in the valuation of our portfolio companies as of June 30, 2012.

As of June 30, 2012, 74 percent of our portfolio company investments by value were classified as Level 3 in the hierarchy, indicating a high level of judgment required in their valuation.

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

Management uses a binomial lattice option pricing model in instances where it is necessary to include a broader array of assumptions. We used the binomial lattice model for the 10-year NQSOs granted on March 18, 2009, and for performance-based restricted stock awards. These awards included accelerated vesting provisions or target stock prices that were based on market conditions.

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

Recent Developments - Portfolio Companies

On July 12, 2012, the Company made a $64,652 follow-on investment in a privately held, equity-focused portfolio company.

On July 12, 2012, the Company made a $216,168 follow-on investment in a privately held, equity-focused portfolio company.

On July 16, 2012, the Company made a $43,821 follow-on investment in a privately held, equity-focused portfolio company.

On July 18, 2012, the Company made a $657,692 follow-on investment in a privately held, equity-focused portfolio company.

On July 26, 2012, the Company made a $186,955 follow-on investment in a privately held, equity-focused portfolio company.

On July 30, 2012, the Company made a $316,453 follow-on investment in Mersana Therapeutics, Inc., a privately held, equity-focused portfolio company.

On July 31, 2012, the Company made a $588,000 follow-on investment in a privately held, equity-focused portfolio company.

On August 8, 2012, the Company made a $1,393,147 follow-on investment in a privately held, equity-focused portfolio company.

On July 3, 2012, we sold 2,000 written call option contracts in Solazyme, Inc., expiring on December 22, 2012, with a strike price of $17.50. We received premiums of approximately $74,000 for these contracts.

On July 6, 2012, we closed 117 written call option positions in Solazyme, Inc., expiring on September 22, 2012, with a strike price of $10.00, for a payment of approximately $33,000.

On July 6, 2012, we sold 117 written call option contracts in Solazyme, Inc., expiring on December 22, 2012, with a strike price of $10.00. We received premiums of approximately $34,000 for these contracts.

On July 20, 2012, and August 2, 2012, 1,200 shares of Solazyme, Inc., were called under outstanding option contracts. The gross proceeds of the sale were $12,000.

On August 3, 2012, we sold 1,000 written call option contracts in Solazyme, Inc., expiring on August 18, 2012, with a strike price of $15.00. We received premiums of approximately $22,000 for these contracts.

On August 3, 2012, we also sold 1,000 written call option contracts in Solazyme, Inc., expiring on September 22, 2012, with a strike price of $15.00. We received premiums of approximately $52,000 for these contracts.

On August 6 and 7, 2012, we sold 85,859 shares of Solazyme for proceeds of approximately $1,169,700.

As of June 30, 2012, we owned an aggregate of 2,215,849 shares of Solazyme. We valued this position at $30,800,301. The key input to our valuation of Solazyme was the share price as of the close of trading on June 29, 2012, which was $13.90. At June 30, 2012, this investment represented $0.99 of our net asset value per share. As of August 7, 2012, Solazyme’s closing price was $13.63 per share, and we owned 2,128,790 shares of Solazyme. At this price, our shares of Solazyme are valued at $29,015,408, or $0.94 of our net asset value per share, as of August 7, 2012.

On June 30, 2012, we valued the shares of one of our privately held portfolio companies at $0.70 per share.  On August 8, 2012, that company raised additional funding from a third party, independent financial investor at $0.95 per share.  This transaction could be a material input to our determination of the value of our shares of this portfolio company at September 30, 2012.  A valuation calculated based on this input alone could increase the value of this portfolio company at September 30, 2012, ranging from $0 to approximately $3,700,000, or $0 to approximately $0.12 per share, from the value at June 30, 2012.  This input will be one of many used by our Valuation Committee, which is made up of all of our independent directors, to set the value of this portfolio company at September 30, 2012.

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

Because there is typically no public market for our interests in the privately held small businesses in which we invest, the valuation of the equity interests in that portion of our portfolio is determined in good faith by our Board of Directors with the assistance of our Valuation Committee, comprised of the independent members of our Board of Directors, in accordance with our Valuation Procedures. In the absence of a readily ascertainable market value, the determined value of our portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment, although our valuation policy is intended to provide a consistent basis for determining fair value of the portfolio investments. Factors that may be considered include, but are not limited to, readily available public market quotations; the cost of the Company’s investment; transactions in the portfolio company’s securities or unconditional firm offers by responsible parties; the financial condition and operating results of the company; the long-term potential of the business and technology of the company; the values of similar securities issued by companies in similar businesses; multiples to revenues, net income or EBITDA that similar securities issued by companies in similar businesses receive; the proportion of the company’s securities we own and the nature of any rights to require the company to register restricted securities under the applicable securities laws; management's assessment of non-performance risk; the achievement of milestones; and the rights and preferences of the class of securities we own as compared with other classes of securities the portfolio has issued. In addition, with respect to our debt investments for which no readily available market quotations are available, we will generally consider the financial condition and current and expected future cash flows of the portfolio company; the creditworthiness of the portfolio company and its ability to meet its current debt obligations; the relative seniority of our debt investment within the portfolio company’s capital structure; the availability and value of any available collateral; and changes in market interest rates and credit spreads for similar debt investments. Any changes in valuation are recorded in our Consolidated Statements of Operations as "Net increase (decrease) in unrealized appreciation on investments." Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.

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

We may also invest in both short- and long-term U.S. government and agency securities. To the extent that we invest in short- and long-term U.S. government and agency securities, changes in interest rates result in changes in the value of these obligations that result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements, and the quantity and duration of long-term U.S. government and agency securities held by the Company, and it will vary from period to period. We did not hold U.S. government securities at June 30, 2012.

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

Foreign Currency Risk

Most of our investments are denominated in U.S. dollars. We currently have one investment denominated in Canadian dollars. We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates. The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates was $454,827 at June 30, 2012.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the 1934 Act). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures. As of June 30, 2012, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the second quarter of 2012 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits

10.1	Form of Non-Solicitation Agreement, incorporated by reference as Exhibit 10.1 to the Company's Form 8-K (File No. 814-00176) filed on June 14, 2012.

31.01*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harris & Harris Group, Inc.

/s/	Daniel B. Wolfe
By:	Daniel B. Wolfe
Chief Financial Officer

/s/	Patricia N. Egan
By:	Patricia N. Egan
Chief Accounting Officer
and Vice President

Date: August 8, 2012

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Non-Solicitation Agreement, incorporated by reference as Exhibit 10.1 to the Company's Form 8-K (File No. 814-00176) filed on June 14, 2012.

31.01	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

