Form 10-Q
period 2012-09-30
HARRIS & HARRIS GROUP INC /NY/
filed 2012-11-08
CIK 893739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐                  No     ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2012
Common Stock, $0.01 par value per share	31,000,601 shares

Harris & Harris Group, Inc.

Form 10-Q, September 30, 2012

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

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments, in portfolio securities at value:
Unaffiliated privately held companies (cost: $28,812,415 and $23,794,145, respectively)	$29,279,753	$23,748,247
Unaffiliated rights to milestone payments (adjusted cost basis: $3,291,750 and $3,291,750, respectively)	3,400,488	3,362,791
Unaffiliated publicly traded securities (cost: $11,879,859 and $12,743,787, respectively)	24,903,100	29,484,527
Non-controlled affiliated privately held companies (cost: $51,924,083 and $48,968,029, respectively)	58,722,585	47,601,785
Non-controlled affiliated publicly traded companies (cost: $2,000,000 and $2,000,000, respectively)	1,314,667	1,973,334
Controlled affiliated privately held companies (cost: $14,243,460 and $12,518,936, respectively)	6,256,363	6,877,566
Total, investments in private portfolio companies, rights to milestone payments and public securities at value (cost: $112,151,567 and $103,316,647, respectively)	$123,876,956	$113,048,250
Investments in U.S. Treasury obligations, at value (cost: $9,999,914 and $0, respectively)	10,000,000	0
Cash	16,556,886	33,841,394
Restricted funds (Note 3)	2,010,010	1,512,031
Funds held in escrow from sales of investments, at value (Note 3)	588,276	1,064,234
Receivable from portfolio company	49,288	37,331
Receivable from unsettled trade	64,185	0
Interest receivable	13,911	14,635
Prepaid expenses	145,235	398,858
Other assets	391,966	426,920
Total assets	$153,696,713	$150,343,653

LIABILITIES & NET ASSETS

Post retirement plan liabilities	$1,818,490	$1,660,958
Revolving loan (Note 5)	2,000,000	1,500,000
Accounts payable and accrued liabilities	972,269	906,910
Deferred rent	377,000	378,980
Written call options payable (premiums received:
$1,011,413 and $315,000, respectively) (Note 7)	364,080	195,000
Debt interest and other payable	4,497	3,398
Total liabilities	5,536,336	4,645,246

Net assets	$148,160,377	$145,698,407

Net assets are comprised of:
Preferred stock, $0.10 par value, 2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares authorized at 9/30/12 and 12/31/11; 32,829,341 issued at 9/30/12 and 12/31/11	328,294	328,294
Additional paid in capital (Note 8)	212,927,792	210,470,369
Accumulated net operating and realized loss	(74,062,986)	(71,546,328)
Accumulated unrealized appreciation of investments	12,372,808	9,851,603
Treasury stock, at cost (1,828,740 shares at 9/30/12 and 12/31/11)	(3,405,531)	(3,405,531)

Net assets	$148,160,377	$145,698,407

Shares outstanding	31,000,601	31,000,601
Net asset value per outstanding share	$4.78	$4.70

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2012	2011	2012	2011
Investment income:
Interest from:
Unaffiliated companies	$64,019	$69,569	$185,340	$196,806
Non-controlled affiliated companies	236,695	30,715	86,319	101,412
Controlled affiliated companies	44,042	51,844	111,043	127,574
Cash and U.S. Treasury obligations	5,213	9,490	17,910	31,270
Miscellaneous income	46,277	40,909	128,078	70,115
Total investment income	396,246	202,527	528,690	527,177

Expenses:
Salaries, benefits and stock-based compensation (Note 8)	1,200,902	1,490,116	5,148,293	4,073,995
Administration and operations	212,917	207,491	795,143	683,292
Professional fees	222,467	413,156	740,106	869,717
Rent	105,705	99,323	303,402	278,323
Directors’ fees and expenses	63,015	80,387	240,747	264,559
Custody fees	13,653	4,380	35,635	52,380
Depreciation	15,020	12,729	43,618	37,895
Interest and other debt expense	12,901	13,103	36,741	26,870
Total expenses	1,846,580	2,320,685	7,343,685	6,287,031

Net operating loss	(1,450,334)	(2,118,158)	(6,814,995)	(5,759,854)

Net realized gain (loss):
Realized gain (loss) from investments:
Unaffiliated companies	0	(2,017,949)	476,887	5,310,794
Non-Controlled affiliated companies	354	(665,269)	11,775	(2,631,859)
Publicly traded companies	2,695,339	0	3,366,218	0
Written call options	80,573	0	458,911	0
U.S. Treasury obligations/other	(218)	0	(218)	(82)
Realized gain (loss) from investments	2,776,048	(2,683,218)	4,313,573	2,678,853

Income tax expense (Note 9)	7,161	1,250	15,236	3,643
Net realized gain (loss) from investments	2,768,887	(2,684,468)	4,298,337	2,675,210

Net (decrease) increase in unrealized appreciation on investments:
Change as a result of investment sales	(3,616,482)	2,663,050	(4,287,361)	(2,015,594)
Change on investments held	(2,483,303)	(30,945,031)	6,281,233	(7,888,307)
Change on written call options	1,111,515	0	527,333	0
Net (decrease) increase in unrealized appreciation on investments	(4,988,270)	(28,281,981)	2,521,205	(9,903,901)

Net realized and unrealized (loss) gain on investments	(2,219,383)	(30,966,449)	6,819,542	(7,228,691)

Net (decrease) increase in net assets resulting from operations:

Total	$(3,669,717)	$(33,084,607)	$4,547	$(12,988,545)

Per average basic and diluted outstanding share	$(0.12)	$(1.07)	$0.00	$(0.42)

Average outstanding shares - basic	31,000,601	31,000,601	31,000,601	30,973,353

Average outstanding shares - diluted	31,000,601	31,000,601	31,000,681	30,973,353

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
		(Corrected)
Cash flows used in operating activities:
Net increase (decrease) in net assets resulting from operations	$4,547	$(12,988,545)
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized (gain) loss and (increase) decrease in
unrealized appreciation on investments	(6,834,778)	7,225,048
Depreciation of fixed assets, amortization of premium or
discount on U.S. government securities, and bridge note interest	(168,346)	(238,886)
Stock-based compensation expense	2,457,423	1,427,321
Purchase of U.S. government securities	(9,999,356)	(100,032,726)
Sale of U.S. government securities	0	125,682,274
Purchase of affiliated portfolio companies	(8,242,326)	(12,465,603)
Purchase of unaffiliated portfolio companies	(1,575,514)	(3,732,015)
Principal payments received on debt investments	331,264	1,523,736
Proceeds from sale of investments	5,062,210	12,804,733
Proceeds from call option premiums	2,654,935	0
Payments for call option purchases	(1,367,364)	0

Changes in assets and liabilities:
Restricted funds	(497,979)	(1,262,025)
Receivable from portfolio company	(11,957)	(4,500)
Receivable from unsettled trades	(64,185)	0
Interest receivable	165	24,402
Income tax receivable	7,161	1,185
Prepaid expenses	253,623	252,393
Other assets	(525)	8,366
Post retirement plan liabilities	157,532	89,733
Accounts payable and accrued liabilities	66,458	491,235
Deferred rent	(1,980)	2,772

Net cash (used in) provided by operating activities	(17,768,992)	18,808,898

Cash flows from investing activities:
Purchase of fixed assets	(15,516)	(4,071)
Net cash used in investing activities	(15,516)	(4,071)

Cash flows from financing activities:
Proceeds from stock option exercises	0	491,058
Proceeds from drawdown of credit facility	500,000	1,250,000

Net cash provided by financing activities	500,000	1,741,058

Net increase (decrease) in cash:
Cash at beginning of the period	33,841,394	3,756,919
Cash at end of the period	16,556,886	24,302,804

Net (decrease) increase in cash	$(17,284,508)	$20,545,885

Supplemental disclosures of cash flow information:
Income taxes paid	$8,075	$2,458
Interest paid	$21,158	$14,303

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended	Year Ended
	September 30, 2012	December 31, 2011
	(Unaudited)

Changes in net assets from operations:

Net operating loss	$(6,814,995)	$(8,338,365)
Net realized gain on investments	4,298,337	2,449,705
Net (decrease) increase in unrealized appreciation on investments as a result of sales	(4,287,361)	74,649
Net increase in unrealized appreciation on investments held	6,281,233	2,152,648
Net increase in unrealized appreciation on written call options	527,333	120,000

Net increase (decrease) in net assets resulting from operations	4,547	(3,541,363)

Changes in net assets from capital stock transactions:

Issuance of common stock upon the exercise of stock options	0	1,224
Additional paid in capital on common stock issued net of offering expenses	0	489,834
Stock-based compensation expense	2,457,423	1,894,800

Net increase in net assets resulting from capital stock transactions	2,457,423	2,385,858

Net increase (decrease) in net assets	2,461,970	(1,155,505)

Net Assets:

Beginning of the period	145,698,407	146,853,912

End of the period	$148,160,377	$145,698,407

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2012 (Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 38.9% of net assets at value

Private Placement Portfolio (Illiquid) (4) – 19.8% of net assets at value

Bridgelux, Inc. (7)(8)		Energy
Manufacturing high-power light emitting diodes (LEDs) and arrays
Series B Convertible Preferred Stock	(M)		$1,000,000	1,861,504	$1,244,490
Series C Convertible Preferred Stock	(M)		1,352,196	2,130,699	1,776,485
Series D Convertible Preferred Stock	(M)		1,371,622	999,999	1,570,301
Series E Convertible Preferred Stock	(M)		672,599	440,334	858,734
Series E-1 Convertible Preferred Stock	(M)		534,482	399,579	584,309
Warrants for Series C Convertible Preferred Stock expiring 12/31/14	( I )		168,270	163,900	48,013
Warrants for Series D Convertible Preferred Stock expiring 8/26/14	( I )		88,531	124,999	61,111
Warrants for Series D Convertible Preferred Stock expiring 3/10/15	( I )		40,012	41,666	20,370
Warrants for Series E Convertible Preferred Stock expiring 12/31/17	( I )		93,969	170,823	101,019
Warrants for Common Stock expiring 6/1/16	( I )		72,668	132,100	9
Warrant for Common Stock expiring 10/21/18	( I )		18,816	84,846	6
			5,413,165		6,264,847

Cambrios Technologies Corporation (7)(9)(10)		Electronics
Developing nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock	(M)		1,294,025	1,294,025	1,165,383
Series C Convertible Preferred Stock	(M)		1,300,000	1,300,000	1,170,764
Series D Convertible Preferred Stock	(M)		515,756	515,756	773,634
Series D-2 Convertible Preferred Stock	(M)		92,400	92,400	92,400
Series D-4 Convertible Preferred Stock	(M)		216,168	216,168	216,168
			3,418,349		3,418,349

Cobalt Technologies, Inc. (7)(9)(11)		Energy
Developing processes for making bio- butanol through biomass fermentation
Series C-1 Convertible Preferred Stock	(M)		749,998	352,112	930,400
Series D-1 Convertible Preferred Stock	(M)		122,070	48,828	140,109
Secured Convertible Bridge Note, 10%, acquired 5/25/12	(M)		46,691	$45,097	46,691
			918,759		1,117,200

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2012 (Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 38.9% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) – 19.8% of net assets at value (Cont.)

Ensemble Therapeutics Corporation (7)(9)(12)		Healthcare
Developing DNA-Programmed ChemistryTM for the discovery of new classes of therapeutics
Series B Convertible Preferred Stock	(M)		$2,000,000	1,449,275	$0
Secured Convertible Bridge Note, 8%, acquired 9/11/08	(M)		331,505	$250,211	1,563,296
Secured Convertible Bridge Note, 8%, acquired 12/10/09	(M)		59,872	$48,868	300,451
Secured Convertible Bridge Note, 8%, acquired 1/25/12	(M)		115,428	$109,400	654,006
			2,506,805		2,517,753

GEO Semiconductor Inc. (13)		Electronics
Developing programmable, high-performance video and geometry processing solutions
Participation Agreement with Montage Capital relating to the following assets:
Senior secured debt, 13.75%, maturing on 11/30/12	( I )		314,769	$406,851	388,220
Warrants for Series A Pref. Stock expiring on 9/17/17	( I )		66,684	100,000	69,540
Warrants for Series A-1 Pref. Stock expiring on 6/30/18	( I )		23,566	34,500	24,417
Loan and Security Agreement with GEO Semiconductor relating to the following assets:
Subordinated secured debt, 15.75%, maturing on 11/30/12	( I )		108,587	$125,000	123,420
Warrants for Series A Pref. Stock expiring on 3/1/18	( I )		7,512	10,000	6,501
Warrants for Series A-1 Pref. Stock expiring on 6/29/18	( I )		7,546	10,000	6,523
			528,664		618,621

Mersana Therapeutics, Inc. (7)(9)(14)		Healthcare
Developing treatments for cancer based on novel drug delivery polymers
Series A-1 Convertible Preferred Stock	(M)		316,453	294,019	316,453
Common Stock	(M)		3,875,395	350,539	172,816
			4,191,848		489,269

Molecular Imprints, Inc. (7)(15)		Electronics
Manufacturing nanoimprint lithography capital equipment
Series B Convertible Preferred Stock	(M)		2,000,000	1,333,333	1,789,108
Series C Convertible Preferred Stock	(M)		2,406,595	1,285,071	2,138,498
Non-Convertible Bridge Note	( I )		0	$0	3,033,338
			4,406,595		6,960,944

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2012 (Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 38.9% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) – 19.8% of net assets at value (Cont.)

Nanosys, Inc. (7)		Energy
Developing inorganic nanowires and quantum dots for use in batteries and LED-backlit devices
Series C Convertible Preferred Stock	(M)		$1,500,000	803,428	$143,903
Series D Convertible Preferred Stock	(M)		3,000,003	1,016,950	2,812,469
Series E Convertible Preferred Stock	(M)		496,573	433,688	698,298
Unsecured Convertible Bridge Note, 4%, acquired 7/16/12	(M)		44,191	$43,821	248,890
			5,040,767		3,903,560

NanoTerra, Inc. (9)		Energy
Developing surface chemistry and nano- manufacturing solutions
Senior secured debt, 12.0%, maturing on 2/22/14	( I )		201,796	$258,445	254,360
Senior secured debt, 12.0%, maturing on 2/22/13	( I )		44,597	$57,117	56,922
Warrants for Series A-2 Pref. Stock expiring on 2/22/21	( I )		69,168	446,248	66,390
			315,561		377,672

Nantero, Inc. (7)(9)(10)		Electronics
Developing a high-density, nonvolatile, random access memory chip, enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		489,999	345,070	1,349,224
Series B Convertible Preferred Stock	(M)		323,000	207,051	809,569
Series C Convertible Preferred Stock	(M)		571,329	188,315	736,312
			1,384,328		2,895,105

OHSO Clean, Inc. (16)(17)		Healthcare
Developing natural, hypoallergenic household cleaning products enabled by nanotechnology- enabled formulations of thyme oil
Participation Agreement with Montage Capital relating to the following assets:
Senior secured debt, 13.00%, maturing on 9/30/14	( I )		595,832	$697,920	625,800
Warrants for Series C Pref. Stock expiring on 3/30/22	( I )		91,742	1,109,333	90,633
			687,574		716,433

Total Unaffiliated Private Placement Portfolio (cost: $28,812,415)					$29,279,753

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2012 (Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Rights to Milestone Payments (Illiquid) (5) – 2.3% of net assets at value

Amgen, Inc. (7)(10)		Healthcare
Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	( I )		$3,291,750	$3,291,750	$3,400,488

Total Unaffiliated Rights to Milestone Payments (cost: $3,291,750)					$3,400,488

Publicly Traded Portfolio (6) – 16.8% of net assets at value

NeoPhotonics Corporation (10)(18)		Electronics
Developing and manufacturing optical devices and components
Common Stock	(M)		$7,299,590	450,907	$2,633,297

Solazyme, Inc. (10)(19)		Energy
Developing algal biodiesel, industrial chemicals and specialty ingredients using synthetic biology
Common Stock	(M)		4,580,269	1,938,190	22,269,803

Total Unaffiliated Publicly Traded Portfolio (cost: $11,879,859)					$24,903,100

Total Investments in Unaffiliated Companies (cost: $43,984,024)					$57,583,341

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2012 (Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 40.5% of net assets at value

Private Placement Portfolio (Illiquid) (20) – 39.6% of net assets at value

ABSMaterials, Inc. (7)(9)(10)		Energy
Developing nano-structured absorbent materials for environmental remediation
Series A Convertible Preferred Stock	(M)		$435,000	390,000	$1,170,000

Adesto Technologies Corporation (7)(9)(10)		Electronics
Developing low-power, high-performance memory devices
Series A Convertible Preferred Stock	(M)		2,200,000	6,547,619	6,220,239
Series B Convertible Preferred Stock	(M)		2,200,000	5,952,381	5,654,762
Series C Convertible Preferred Stock	(M)		1,485,531	2,122,187	2,016,078
Series D Convertible Preferred Stock	(M)		1,393,147	1,466,470	1,393,147
			7,278,678		15,284,226

Contour Energy Systems, Inc. (7)(9)(10)		Energy
Developing batteries using nanostructured materials
Series A Convertible Preferred Stock	(M)		2,009,995	2,565,798	1,806,192
Series B Convertible Preferred Stock	(M)		1,300,000	812,500	981,004
Series C Convertible Preferred Stock	(M)		1,200,000	1,148,325	1,050,000
			4,509,995		3,837,196

D-Wave Systems, Inc. (7)(9)(21)		Electronics
Developing high-performance quantum computing systems
Series 1 Class B Convertible Preferred Stock	(M)		1,002,074	1,144,869	1,513,173
Series 1 Class C Convertible Preferred Stock	(M)		487,804	450,450	595,360
Series 1 Class D Convertible Preferred Stock	(M)		748,473	855,131	1,130,227
Series 1 Class E Convertible Preferred Stock	(M)		248,049	269,280	355,907
Series 1 Class F Convertible Preferred Stock	(M)		238,323	258,721	341,952
Series 2 Class D Convertible Preferred Stock	(M)		736,019	678,264	896,462
Series 2 Class E Convertible Preferred Stock	(M)		409,032	317,746	419,965
Series 2 Class F Convertible Preferred Stock	(M)		392,993	305,286	403,496
Warrants for Common Stock expiring 6/30/15	( I )		98,644	153,890	53,058
			4,361,411		5,709,600

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2012 (Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 40.5% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (20) – 39.6% of net assets at value (Cont.)

Enumeral Biomedical Corp. (7)(9)(10)		Healthcare
Developing therapeutics and diagnostics through functional assaying of single cells
Series A Convertible Preferred Stock	(M)		$1,026,832	957,038	$1,325,507
Series A-1 Convertible Preferred Stock	(M)		750,000	576,923	750,000
			1,776,832		2,075,507

HzO, Inc. (7)(9)(10)		Electronics
Developing novel industrial coatings that protect electronics against damage from liquids
Series A Convertible Preferred Stock	(M)		666,667	4,057,294	1,130,362
Series B Convertible Preferred Stock	(M)		1,000,000	3,947,888	1,099,882
			1,666,667		2,230,244

Kovio, Inc. (7)(9)(10)		Electronics
Developing semiconductor products using printed electronics and thin-film technologies
Series A' Convertible Preferred Stock	(M)		5,242,993	2,160,000	1,437,286
Series B' Convertible Preferred Stock	(M)		2,006,540	3,015,493	2,006,540
			7,249,533		3,443,826

Metabolon, Inc. (7)(10)		Healthcare
Developing service and diagnostic products through the use of a metabolomics, or biochemical, profiling platform
Series B Convertible Preferred Stock	(M)		2,500,000	371,739	1,951,723
Series B-1 Convertible Preferred Stock	(M)		706,214	148,696	780,689
Series C Convertible Preferred Stock	(M)		1,000,000	1,000,000	1,794,510
Series D Convertible Preferred Stock	(M)		1,499,999	835,882	1,499,999
Warrants for Series B-1 Convertible Preferred
Stock expiring 3/25/15	( I )		293,786	74,348	54,886
			5,999,999		6,081,807

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2012 (Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 40.5% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (20) – 39.6% of net assets at value (Cont.)

Nextreme Thermal Solutions, Inc. (7)(9)(10)		Energy
Developing thin-film thermoelectric devices for cooling and energy conversion
Common Stock	(M)		$4,384,762	8,080,153	$0

OpGen, Inc. (7)(10)(16)		Healthcare
Developing tools for genomic sequence assembly and analysis
Series C Convertible Preferred Stock	(M)		815,000	5,905,797	815,000

Produced Water Absorbents, Inc. (7)(9)(10)		Energy
Developing nano-stuctured absorbent materials for environmental remediation of contaminated water in the oil and gas industries
Series A Convertible Preferred Stock	(M)		1,000,000	1,000,000	1,000,000

Senova Systems, Inc. (7)(9)(10)		Healthcare
Developing next-generation sensors to measure pH
Series B Convertible Preferred Stock	(M)		1,218,462	1,350,000	810,000
Warrants for Series B Preferred Stock expiring 7/18/17	( I )		131,538	164,423	98,637
			1,350,000		908,637

SiOnyx, Inc. (7)(9)(10)		Electronics
Developing silicon-based optoelectronic products enabled by its proprietary Black Silicon
Series A Convertible Preferred Stock	(M)		750,000	233,499	160,367
Series A-1 Convertible Preferred Stock	(M)		890,000	2,966,667	2,037,507
Series A-2 Convertible Preferred Stock	(M)		2,445,000	4,207,537	2,889,736
Series B-1 Convertible Preferred Stock	(M)		1,169,561	1,892,836	1,300,000
Series C Convertible Preferred Stock	(M)		1,171,316	1,674,030	1,255,523
Warrants for Series B-1 Convertible Preferred
Stock expiring 2/23/17	( I )		130,439	247,350	60,688
Warrants for Common Stock expiring 3/28/17	( I )		84,207	418,507	38,872
			6,640,523		7,742,693

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2012 (Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 40.5% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (20) – 39.6% of net assets at value (Cont.)

Ultora, Inc. (7)(9)		Energy
Developing energy-storage devices enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		$282,821	282,821	$282,821
Secured Convertible Bridge Note, 3%, acquired 7/12/12	(M)		65,082	$64,652	65,082
Secured Convertible Bridge Note, 3%, acquired 9/28/12	(M)		107,780	$107,753	107,780
			455,683		455,683

Xradia, Inc. (7)(10)		Electronics
Designing, manufacturing and selling ultra- high resolution 3D x-ray microscopes and fluorescence imaging systems
Series D Convertible Preferred Stock	(M)		4,000,000	3,121,099	7,968,166

Total Non-Controlled Private Placement Portfolio (cost: $51,924,083)					$58,722,585

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2012 (Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 40.5% of net assets at value (Cont.)

Publicly Traded Portfolio (Illiquid) (22) – 0.09% of net assets at value

Champions Oncology, Inc. (10)		Healthcare
Developing its TumorGraftTM platform for personalized medicine and drug development
Common Stock	(M)		$2,000,000	2,666,667	$1,314,667

Total Non-Controlled Affiliated Publicly Traded Portfolio (cost: $2,000,000)					$1,314,667

Total Investments in Non-Controlled Affiliated Companies (cost: $53,924,083)					$60,037,252

Investments in Controlled Affiliated Companies (3)(23) – 4.2% of net assets at value

Private Placement Portfolio (Illiquid) – 4.2% of net assets at value

Ancora Pharmaceuticals Inc. (7)(9)		Healthcare
Developing synthetic carbohydrates for pharmaceutical applications
Common Stock	(M)		$2,729,817	57,463	$1,724
Series A' Convertible Preferred Stock	(M)		4,855,627	4,855,627	3,641,720
Senior Secured Debt, 12.00%, maturing on 12/11/12	( I )		486,635	$500,000	467,200
			8,072,079		4,110,644

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2012 (Unaudited)

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Controlled Affiliated Companies (3)(23) – 4.2% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 4.2% of net assets at value (Cont.)

Laser Light Engines, Inc. (7)(9)		Energy
Manufacturing solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	(M)		$2,000,000	7,499,062	$0
Series B Convertible Preferred Stock	(M)		3,095,802	13,571,848	1,070,140
Secured Convertible Bridge Note, 12%, acquired 10/7/11	(M)		223,671	$200,000	223,671
Secured Convertible Bridge Note, 12%, acquired 11/17/11	(M)		105,684	$95,652	105,684
Secured Convertible Bridge Note, 12%, acquired 12/21/11	(M)		90,349	$82,609	90,349
Secured Convertible Bridge Note, 12%, acquired 3/5/12	(M)		464,802	$434,784	464,802
Secured Convertible Bridge Note, 12%, acquired 7/26/12	(M)		191,073	$186,955	191,073
			6,171,381		2,145,719

Total Controlled Private Placement Portfolio (cost: $14,243,460)					$6,256,363

Total Investments in Controlled Affiliated Companies (cost: $14,243,460)					$6,256,363

Total Private Placement and Publicly Traded Portfolio (cost: $112,151,567)					$123,876,956

	Method of		Shares/
	Valuation (1)	Cost	Principal	Value

U.S. Government Securities (24) – 6.7% of net assets at value

U.S. Treasury Bill — due date 10/04/12	(M)	$9,999,914	$10,000,000	$10,000,000

Total Investments in U.S. Government Securities (cost: $9,999,914)				$10,000,000

Total Investments (cost: $122,151,481)				$133,876,956

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2012 (Unaudited)

	Method of	Number of
	Valuation (1)	Contracts	Value
Written Call Options (16)(25) – (0.25)% of net assets at value

Solazyme, Inc. — Strike Price $12.50, October 20, 2012	(M)	32	$(320)

Solazyme, Inc. — Strike Price $15.00, October 20, 2012	(M)	1,000	(9,000)

Solazyme, Inc. — Strike Price $10.00, December 22, 2012	(M)	74	(12,210)

Solazyme, Inc. — Strike Price $12.50, December 22, 2012	(M)	4,000	(260,000)

Solazyme, Inc. — Strike Price $15.00, December 22, 2012	(M)	2,750	(13,750)

Solazyme, Inc. — Strike Price $17.50, December 22, 2012	(M)	2,000	(10,000)

Solazyme, Inc. — Strike Price $17.50, March 8, 2013	(M)	4,010	(53,800)

NeoPhotonics Corporation — Strike Price $7.50, February 16, 2013	(M)	500	(5,000)

Total Written Call Options (Premiums Received $1,011,413)			$(364,080)

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2012 (Unaudited)

Notes to Consolidated Schedule of Investments

(1)	See "Footnote to Consolidated Schedule of Investments" on page 33 for a description of the "Valuation Procedures."

(2)	We classify "Energy" companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials using nanotechnology-enabled solutions. We classify "Electronics" companies as those that use nanotechnology to address problems in electronics-related industries, including semiconductors. We classify "Healthcare" companies as those that use nanotechnology to address problems in healthcare-related industries, including biotechnology, pharmaceuticals and medical devices.

(3)	Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own five percent or more, but less than 25 percent, of the voting shares of the portfolio company, or where we hold one or more seats on the portfolio company’s Board of Directors but do not control the company. Investments in controlled affiliated companies consist of investments in which we own 25 percent or more of the voting shares of the portfolio company or otherwise control the company.

(4)	The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $28,812,415. The gross unrealized appreciation based on the tax cost for these securities is $5,307,124. The gross unrealized depreciation based on the tax cost for these securities is $4,839,786.

(5)	The aggregate cost for federal income tax purposes of investments in unaffiliated rights to milestone payments is $3,291,750. The gross unrealized appreciation based on the tax cost for these securities is $108,738. The gross unrealized depreciation based on the tax cost for these securities is $0.

(6)	The aggregate cost for federal income tax purposes of investments in unaffiliated publicly traded companies is $11,879,859. The gross unrealized appreciation based on the tax cost for these securities is $17,689,534. The gross unrealized depreciation based on the tax cost for these securities is $4,666,293.

(7)	We are subject to legal restrictions on the sale of our investment(s) in this company.

(8)	With the conversion of our bridge note into shares of Series E-1 Preferred Stock, we received a warrant to purchase shares of common stock at $0.25 per share. The number of shares is determined by certain financial targets for 2012 set upon receipt of the audited financial statements for 2012. Should the company complete a sale or an IPO prior to the end of 2012, the warrant will become void.

(9)	These investments are development-stage companies. A development-stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations, or it has commenced such operations but has not realized significant revenue from them.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2012 (Unaudited)

(10)	Represents a non-income producing security. Investments that have not paid dividends or interest within the last 12 months are considered to be non-income producing.

(11)	Cobalt Technologies, Inc., also does business as Cobalt Biofuels.

(12)	With our investment in a convertible bridge note issued by Ensemble Therapeutics Corporation, we received a warrant to purchase a number of shares of the class of stock sold in the next financing of Ensemble Therapeutics Corporation equal to $149,540 divided by the price per share of the class of stock sold in the next financing of Ensemble Therapeutics Corporation. The ability to exercise this warrant is, therefore, contingent on Ensemble Therapeutics Corporation completing successfully a subsequent round of financing. This warrant shall expire and no longer be exercisable on September 10, 2015. The cost basis of this warrant is $89.86.

(13)	The maturity dates of the senior secured debt and the subordinated secured debt are expected to be extended to the end of 2012 or 2013. As such, the notes were not repaid on September 28, 2012.

(14)	With our investment in the Mersana Therapeutics, Inc., Series A-1 financing, we received a warrant to purchase 277,760 shares of Series A-2 Convertible Preferred Stock. The purchase price and exercise dates of the warrant are contingent upon Mersana's achievement of certain milestones. The warrant will expire on July 27, 2022.

(15)	As part of a loan the Company made to Molecular Imprints in the second quarter of 2011, we received a liquidation preference payable upon a sale of the company equal to three times the principal of the loan, or $4,044,450. This preference is senior to the preferences of the outstanding preferred stock. While the loan has since been repaid, this liquidation preference remains outstanding as of September 30, 2012.

(16)	Initial investment was made during 2012.

(17)	OHSO Clean, Inc. also does business as CleanWell Company.

(18)	A portion of this security is held in connection with written call option contracts: 50,000 shares have been pledged to brokers.

(19)	A portion of this security is held in connection with written call option contracts: 1,386,600 shares have been pledged to brokers.

(20)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $51,924,083. The gross unrealized appreciation based on the tax cost for these securities is $16,103,134. The gross unrealized depreciation based on the tax cost for these securities is $9,304,632.

(21)	D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave Systems, Inc., through Parallel Universes, Inc., a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. See "Note 3. Summary of Significant Accounting Policies."

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2012 (Unaudited)

(22)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated publicly traded companies is $2,000,000. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $685,333.

(23)	The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $14,243,460. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $7,987,097.

(24)	The aggregate cost for federal income tax purposes of our U.S. government securities is $9,999,914. The gross unrealized appreciation on the tax cost for these securities is $86. The gross unrealized depreciation on the tax cost of these securities is $0.

(25)	The call options with expiration dates of October 20, 2012, expired, and we retained the shares originally covered by these contracts.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Unaffiliated Companies (3)(4)(5)(6) – 38.8% of net assets at value

Private Placement Portfolio (Illiquid) – 16.3% of net assets at value

Bridgelux, Inc. (7)(8)		Energy
Manufacturing high-power light emitting diodes (LEDs) and arrays
Series B Convertible Preferred Stock	(M)		$1,000,000	1,861,504	$2,245,039
Series C Convertible Preferred Stock	(M)		1,352,196	2,130,699	2,757,625
Series D Convertible Preferred Stock	(M)		1,371,622	999,999	1,687,433
Series E Convertible Preferred Stock	(M)		730,369	440,334	832,335
Warrants for Series C Convertible Preferred Stock expiring 12/31/14	( I )		168,270	163,900	123,541
Warrants for Series D Convertible Preferred Stock expiring 8/26/14	( I )		88,531	124,999	93,385
Warrants for Series D Convertible Preferred Stock expiring 3/10/15	( I )		40,012	41,666	31,128
Warrants for Series E Convertible Preferred Stock expiring 12/31/17	( I )		108,867	170,823	130,872
Secured Convertible Bridge Note (including interest)	(M)		529,697	$538,945	548,513
Warrant for Common Stock expiring 10/21/18	( I )		18,816	56,564	2,581
			5,408,380		8,452,452

Cambrios Technologies Corporation (7)(9)		Electronics
Developing nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock	(M)		1,294,025	1,294,025	720,672
Series C Convertible Preferred Stock	(M)		1,300,000	1,300,000	724,000
Series D Convertible Preferred Stock	(M)		515,756	515,756	870,338
Series D-2 Convertible Preferred Stock	(M)		92,400	92,400	86,625
			3,202,181		2,401,635

Cobalt Technologies, Inc. (7)(9)(10)		Energy
Developing processes for making bio- butanol through biomass fermentation
Series C-1 Convertible Preferred Stock	(M)		749,998	352,112	216,651
Series D-1 Convertible Preferred Stock	(M)		122,070	48,828	33,937
			872,068		250,588

Ensemble Therapeutics Corporation (7)(9)(11)		Healthcare
Developing DNA- Programmed ChemistryTM for the discovery of new classes of therapeutics
Series B Convertible Preferred Stock	(M)		2,000,000	1,449,275	0
Secured Convertible Bridge Notes (including interest)	(M)		373,439	$299,169	1,298,436
			2,373,439		1,298,436

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Unaffiliated Companies (3)(4)(5)(6) – 38.8% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 16.3% of net assets at value (Cont.)

GEO Semiconductor Inc.		Electronics
Developing programmable, high-performance video and geometry processing solutions
Participation Agreement with Montage Capital relating to the following assets:
Senior secured debt, 13.75%, maturing on 6/30/12	( I )		$403,732	$500,000	$476,700
Warrants for Series A Pref. Stock expiring on 9/17/17	( I )		66,684	100,000	61,814
Warrants for Series A-1 Pref. Stock expiring on 6/30/18	( I )		23,566	34,500	21,686
Loan and Security Agreement with GEO Semiconductor relating to the following assets:
Subordinated secured debt, 15.75%, maturing on 1/1/12	( I )		109,942	$125,000	121,880
Warrants for Series A Pref. Stock expiring on 3/1/18	( I )		7,512	10,000	5,819
Warrants for Series A-1 Pref. Stock expiring on 6/29/18	( I )		7,546	10,000	5,836
			618,982		693,735

Molecular Imprints, Inc. (7)(12)		Electronics
Manufacturing nanoimprint lithography capital equipment
Series B Convertible Preferred Stock	(M)		2,000,000	1,333,333	1,789,108
Series C Convertible Preferred Stock	(M)		2,406,595	1,285,071	2,138,498
Non-Convertible Bridge Note	( I )		0	0	3,033,338
			4,406,595		6,960,944

Nanosys, Inc. (7)(13)		Energy
Developing inorganic nanowires and quantum dots for use in batteries and LED-backlit devices
Series C Convertible Preferred Stock	(M)		1,500,000	803,428	255,503
Series D Convertible Preferred Stock	(M)		3,000,003	1,016,950	698,410
Series E Convertible Preferred Stock	(M)		496,573	433,688	496,573
			4,996,576		1,450,486

NanoTerra, Inc. (9)(14)		Energy
Developing surface chemistry and nano- manufacturing solutions
Senior secured debt, 12.0%, maturing on 2/22/14	( I )		329,307	$378,564	342,650
Senior secured debt, 12.0%, maturing on 2/22/13	( I )		133,121	$153,032	144,855
Warrants for Series A-2 Pref. Stock expiring on 2/22/21	( I )		69,168	446,248	67,659
			531,596		555,164

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Unaffiliated Companies (3)(4)(5)(6) – 38.8% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 16.3% of net assets at value (Cont.)

Nantero, Inc. (7)(9)(13)		Electronics
Developing a high-density, nonvolatile, random access memory chip, enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		$489,999	345,070	$746,548
Series B Convertible Preferred Stock	(M)		323,000	207,051	451,499
Series C Convertible Preferred Stock	(M)		571,329	188,315	486,760
			1,384,328		1,684,807

Total Unaffiliated Private Placement Portfolio (cost: $23,794,145)					$23,748,247

Rights to Milestone Payments (Illiquid) – 2.3% of net assets at value

Amgen, Inc. (7)(13)		Healthcare
Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	( I )		$3,291,750	$3,291,750	$3,362,791

Total Unaffiliated Rights to Milestone Payments (cost: $3,291,750)					$3,362,791

Publicly Traded Portfolio – 20.2% of net assets at value

NeoPhotonics Corporation (13)		Electronics
Developing and manufacturing optical devices and components
Common Stock	(M)		$7,299,590	450,907	$2,065,154

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Solazyme, Inc. (13)(15)(16)		Energy
Developing algal biodiesel, industrial chemicals and specialty ingredients using synthetic biology
Common Stock	(M)		$5,444,197	2,304,149	$27,419,373

Total Unaffiliated Publicly Traded Portfolio (cost: $12,743,787)					$29,484,527

Total Investments in Unaffiliated Companies (cost: $39,829,682)					$56,595,565

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Non-Controlled Affiliated Companies (3)(17)(18) – 34.1% of net assets at value

Private Placement Portfolio (Illiquid) – 32.7% of net assets at value

ABSMaterials, Inc. (7)(9)(13)		Energy
Developing nano-structured absorbent materials for environmental remediation
Series A Convertible Preferred Stock	(M)		$435,000	390,000	$1,560,000

Adesto Technologies Corporation (7)(9)		Electronics
Developing low-power, high- performance memory devices
Series A Convertible Preferred Stock	(M)		2,200,000	6,547,619	3,328,635
Series B Convertible Preferred Stock	(M)		2,200,000	5,952,381	3,076,031
Series C Convertible Preferred Stock	(M)		1,485,531	2,122,187	1,271,982
			5,885,531		7,676,648

Contour Energy Systems, Inc. (7)(9)(13)		Energy
Developing batteries using nanostructured materials
Series A Convertible Preferred Stock	(M)		2,009,995	2,565,798	2,520,935
Series B Convertible Preferred Stock	(M)		1,300,000	812,500	1,348,249
Series C Convertible Preferred Stock	(M)		720,000	688,995	767,076
			4,029,995		4,636,260

D-Wave Systems, Inc. (7)(9)(19)		Electronics
Developing high- performance quantum computing systems
Series B Convertible Preferred Stock	(M)		1,002,074	1,144,869	1,311,562
Series C Convertible Preferred Stock	(M)		487,804	450,450	516,036
Series D Convertible Preferred Stock	(M)		1,484,492	1,533,395	1,756,657
Series E Convertible Preferred Stock	(M)		248,049	269,280	308,487
Series F Convertible Preferred Stock	(M)		238,323	258,721	296,391
Warrants for Common Stock expiring 6/30/15	( I )		98,644	153,890	64,272
Secured Convertible Bridge Note (including interest)	(M)		341,047	$337,579	332,058
			3,900,433		4,585,463

Enumeral Biomedical Corp. (7)(9)		Healthcare
Developing therapeutics and diagnostics through functional assaying of single cells
Series A Convertible Preferred Stock	(M)		1,026,832	957,038	1,110,164

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Non-Controlled Affiliated Companies (3)(17)(18) – 34.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 32.7% of net assets at value (Cont.)

HzO, Inc. (7)(9)(13)(14)		Electronics
Developing novel industrial coatings that protect electronics against damage from liquids
Series A Convertible Preferred Stock	(M)		$666,667	4,057,294	$1,130,362
Series B Convertible Preferred Stock	(M)		1,000,000	3,947,888	1,099,882
			1,666,667		2,230,244

Kovio, Inc. (7)(9)(13)		Electronics
Developing semiconductor products using printed electronics and thin-film technologies
Series A' Convertible Preferred Stock	(M)		5,242,993	2,160,000	1,437,286
Series B' Convertible Preferred Stock	(M)		1,418,540	2,131,827	1,418,539
			6,661,533		2,855,825

Mersana Therapeutics, Inc. (7)(9)		Healthcare
Developing treatments for cancer based on novel drug delivery polymers
Series A Convertible Preferred Stock	(M)		700,000	68,451	0
Series B Convertible Preferred Stock	(M)		1,542,098	866,500	0
Unsecured Convertible Bridge Notes (including interest)	(M)		1,442,871	$1,195,875	1,442,871
			3,684,969		1,442,871

Metabolon, Inc. (7)(13)		Healthcare
Developing service and diagnostic products through the use of a metabolomics, or biochemical, profiling platform
Series B Convertible Preferred Stock	(M)		2,500,000	371,739	1,951,723
Series B-1 Convertible Preferred Stock	(M)		706,214	148,696	780,689
Series C Convertible Preferred Stock	(M)		1,000,000	1,000,000	1,794,510
Series D Convertible Preferred Stock	(M)		1,499,999	835,882	1,499,999
Warrants for Series B-1 Convertible Preferred Stock expiring 3/25/15	( I )		293,786	74,348	71,142
			5,999,999		6,098,063

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Non-Controlled Affiliated Companies (3)(17)(18) – 34.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 32.7% of net assets at value (Cont.)

Nextreme Thermal Solutions, Inc. (7)(9)(13)		Energy
Developing thin-film thermoelectric devices for cooling and energy conversion
Series A Convertible Preferred Stock	(M)		$4,384,762	44,053	$0

Produced Water Absorbents, Inc. (7)(9)(13)(14)		Energy
Developing nano-structured absorbent materials for environmental remediation of contaminated water in the oil and gas industries
Series A Convertible Preferred Stock	(M)		1,000,000	1,000,000	1,000,000

Senova Systems, Inc. (7)(9)(13)(14)		Healthcare
Developing next-generation sensors to measure pH
Series B Convertible Preferred Stock	(M)		692,308	692,308	692,308

SiOnyx, Inc. (7)(9)(13)		Electronics
Developing silicon-based optoelectronic products enabled by its proprietary Black Silicon
Series A Convertible Preferred Stock	(M)		750,000	233,499	160,367
Series A-1 Convertible Preferred Stock	(M)		890,000	2,966,667	2,037,507
Series A-2 Convertible Preferred Stock	(M)		2,445,000	4,207,537	2,889,736
Series B-1 Convertible Preferred Stock	(M)		1,169,561	1,892,836	1,300,000
Warrants for Series B-1 Convertible Preferred
Stock expiring 2/23/17	( I )		130,439	247,350	132,552
			5,385,000		6,520,162

Ultora, Inc. (7)(9)(13)		Energy
Developing energy-storage devices enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		215,000	215,000	215,000

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Non-Controlled Affiliated Companies (3)(17)(18) – 34.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 32.7% of net assets at value (Cont.)

Xradia, Inc. (7)(13)		Electronics
Designing, manufacturing and selling ultra- high resolution 3D x-ray microscopes and fluorescence imaging systems
Series D Convertible Preferred Stock	(M)		$4,000,000	3,121,099	$6,978,777

Total Non-Controlled Private Placement Portfolio (cost: $48,968,029)					$47,601,785

Publicly Traded Portfolio (Illiquid) – 1.4% of net assets at value

Champions Oncology, Inc. (13)(14)(20)		Healthcare
Developing its TumorGraftTM platform for personalized medicine and drug development
Common Stock	(M)		$2,000,000	2,666,667	$1,973,334

Total Non-Controlled Affiliated Publicly Traded Portfolio (cost: $2,000,000)					$1,973,334

Total Investments in Non-Controlled Affiliated Companies (cost: $50,968,029)					$49,575,119

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Controlled Affiliated Companies (3)(21) – 4.7% of net assets at value

Private Placement Portfolio (Illiquid) – 4.7% of net assets at value

Ancora Pharmaceuticals Inc. (7)(9)		Healthcare
Developing synthetic carbohydrates for pharmaceutical applications
Common Stock	(M)		$2,729,817	57,463	$0
Series A Convertible Preferred Stock	(M)		3,855,627	3,855,627	3,855,627
Senior Secured Debt, 12.00%, maturing on 12/11/12	( I )		452,060	$500,000	455,190
			7,037,504		4,310,817

Laser Light Engines, Inc. (7)(9)		Energy
Manufacturing solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	(M)		2,000,000	7,499,062	0
Series B Convertible Preferred Stock	(M)		3,095,802	13,571,848	2,181,119
Secured Convertible Bridge Note (including interest)	(M)		385,630	$378,261	385,630
			5,481,432		2,566,749

Total Controlled Private Placement Portfolio (cost: $12,518,936)					$6,877,566

Total Investments in Controlled Affiliated Companies (cost: $12,518,936)					$6,877,566

Total Private Placement and Publicly Traded Portfolio (cost: $103,316,647)					$113,048,250

Total Investments (cost: $103,316,647)					$113,048,250

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of	Number of
	Valuation (1)	Contracts	Value

Written Call Options (15) – (0.1)% of net assets at value

Solazyme, Inc. — Strike Price $15.00, 3/17/12	(M)	3,000	$(195,000)

Total Written Call Options (Premiums Received $315,000)			$(195,000)

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

Notes to Consolidated Schedule of Investments

(1)	See "Footnote to Consolidated Schedule of Investments" on page 33 for a description of the "Valuation Procedures."

(2)	We classify "Energy" companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials using nanotechnology-enabled solutions. We classify "Electronics" companies as those that use nanotechnology to address problems in electronics-related industries, including semiconductors. We classify "Healthcare" companies as those that use nanotechnology to address problems in healthcare-related industries, including biotechnology, pharmaceuticals and medical devices. We use the term "Other" for companies that operate primarily in industries other than those within "Energy," "Electronics" and "Healthcare." We do not have any portfolio companies classified as "Other" as of December 31, 2011. In the first quarter of 2011, we renamed the sector classification "Electronics/Semiconductors" to "Electronics" and reclassified three companies, NeoPhotonics Corporation, Polatis, Inc., and Xradia, Inc., from a sector classification of "Other" to "Electronics" to reflect a broader definition of electronics to include photonics, metrology, and test and measurement. We also renamed the sector classification "Healthcare/Biotech" to "Healthcare." In the fourth quarter of 2011, we renamed the sector classification, "Cleantech" to "Energy."

(3)	Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own five percent or more, but less than 25 percent, of the voting shares of the portfolio company, or where we hold one or more seats on the portfolio company’s Board of Directors but do not control the company. Investments in controlled affiliated companies consist of investments in which we own 25 percent or more of the voting shares of the portfolio company or otherwise control the company.

(4)	The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $23,794,145. The gross unrealized appreciation based on the tax cost for these securities is $5,997,220. The gross unrealized depreciation based on the tax cost for these securities is $6,043,118.

(5)	The aggregate cost for federal income tax purposes of investments in unaffiliated rights to milestone payments is $3,291,750. The gross unrealized appreciation based on the tax cost for these securities is $71,041. The gross unrealized depreciation based on the tax cost for these securities is $0.

(6)	The aggregate cost for federal income tax purposes of investments in unaffiliated publicly traded companies is $12,743,787. The gross unrealized appreciation based on the tax cost for these securities is $21,975,176. The gross unrealized depreciation based on the tax cost for these securities is $5,234,436.

(7)	We are subject to legal restrictions on the sale of our investment(s) in this company.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

(8)	With our investment in the Series E round of financing, we received a warrant to purchase shares of common stock of up to 30 percent of the amount invested in the Series E round of financing of Bridgelux, Inc., depending on certain financial performance metrics of the company as of December 31, 2011, at a price per share of $1.9056. The number of shares able to be purchased and beginning of the period for when this warrant is exercisable will be set upon receipt of the audited financial statements of the company for the 2011 fiscal year or upon the completion of an IPO or sale of the company, whichever comes first. Bridgelux did not complete an IPO or sale of the company as of December 31, 2011. Also as of that date, the audited financials for the company’s 2011 fiscal year were not available. This warrant is, therefore, a contingent asset as of December 31, 2011. With our investment in the bridge note financing in the fourth quarter of 2011, we received a warrant for the purchase of common stock that is exercisable at the date of issuance, but the number of shares for which it can be exercised increases monthly from the date of issuance through the close of the next round of equity financing of the company up to 50 percent of the principal amount invested in the note divided by $1.9056. The warrant for common stock is exercisable for 56,564 shares of common stock of Bridgelux as of December 31, 2011.

(9)	These investments are development-stage companies. A development-stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations, or it has commenced such operations but has not realized significant revenue from them.

(10)	Cobalt Technologies, Inc., also does business as Cobalt Biofuels.

(11)	With our investment in a convertible bridge note issued by Ensemble Therapeutics Corporation, we received a warrant to purchase a number of shares of the class of stock sold in the next financing of Ensemble Therapeutics Corporation equal to $149,539.57 divided by the price per share of the class of stock sold in the next financing of Ensemble Therapeutics Corporation. The ability to exercise this warrant is, therefore, contingent on Ensemble Therapeutics Corporation completing successfully a subsequent round of financing. This warrant shall expire and no longer be exercisable on September 10, 2015. The cost basis of this warrant is $89.86.

(12)	As part of a loan the Company made to Molecular Imprints in the second quarter of 2011, we received a liquidation preference payable upon a sale of the company equal to three times the principal of the loan, or $4,044,450. This preference is senior to the preferences of the outstanding preferred stock. While the loan has since been repaid, this liquidation preference remains outstanding as of December 31, 2011.

(13)	Represents a non-income producing security. Investments that have not paid dividends or interest within the last 12 months are considered to be non-income producing.

(14)	Initial investment was made during 2011.

(15)	A portion of this security is held in connection with written call option contracts: 300,000 shares have been pledged to brokers.

(16)	The lock-up period on our 2,304,149 shares of Solazyme, Inc., expired on November 25, 2011.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

(17)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $48,968,029. The gross unrealized appreciation based on the tax cost for these securities is $9,066,325. The gross unrealized depreciation based on the tax cost for these securities is $10,432,569.

(18)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated publicly traded companies is $2,000,000. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $26,666.

(19)	D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave Systems, Inc., through Parallel Universes, Inc., a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. See "Note 2. Summary of Significant Accounting Policies."

(20)	Our 2,666,667 shares of Champions Oncology, Inc., became freely tradable on October 1, 2011, pursuant to Rule 144.

(21)	The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $12,518,936. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $5,641,370.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. FOOTNOTE TO CONSOLIDATED SCHEDULE OF INVESTMENTS

VALUATION PROCEDURES

I.	Determination of Net Asset Value

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

Equity-related securities, including options or warrants, are valued using the market or income approaches. The following factors may be considered when the market approach is used to fair value these types of securities:

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

H&H Ventures Management, Inc.SM ("Ventures"), formerly Harris & Harris Enterprises, Inc., is a 100 percent wholly owned subsidiary of the Company. Ventures is taxed under Subchapter C of the Internal Revenue Code of 1986 (the "Code") (a "C Corporation"). Harris Partners I, L.P, is a limited partnership and, from time to time, may be used to hold certain interests in portfolio companies. The partners of Harris Partners I, L.P., are Ventures (sole general partner) and the Company (sole limited partner). Ventures pays taxes on any non-passive investment income generated by Harris Partners I, L.P. For the period ended September 30, 2012, there was no non-passive investment income generated by Harris Partners I, L.P. Ventures, as the sole general partner, consolidates Harris Partners I, L.P. The Company consolidates its wholly owned subsidiary, Ventures, for financial reporting purposes.

NOTE 2. INTERIM FINANCIAL STATEMENTS

Our interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and in conformity with accounting principles generally accepted in the United States of America ("GAAP") applicable to interim financial information. Accordingly, they do not include all information and disclosures necessary for a fair statement of our financial position, results of operations and cash flows in conformity with GAAP. In the opinion of management, these financial statements reflect all adjustments, consisting of valuation adjustments and normal recurring accruals, necessary for a fair statement of our financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements:

Principles of Consolidation. The consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company and its wholly owned subsidiary. In accordance with GAAP and Regulation S-X, the Company may only consolidate its interests in investment company subsidiaries and controlled operating companies whose business consists of providing services to the Company. Our wholly owned subsidiary, Ventures, is a controlled operating company that provides services to us and is, therefore, consolidated. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Portfolio Investment Valuations. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission ("SEC") and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") As of September 30, 2012, our financial statements include privately held investments and one illiquid publicly traded venture capital investment, Champions Oncology, Inc., collectively fair valued at $98,973,856. The fair values of our privately held and illiquid publicly traded venture capital investments were determined in good faith by, or under the direction of, the Board of Directors. Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material.

Cash. Cash includes demand deposits. Cash is carried at cost, which approximates fair value.

Restricted Funds. At September 30, 2012, and December 31, 2011, we held $2,010,010 and $1,512,031, respectively, in "Restricted funds." At September 30, 2012, and December 31, 2011, we held $2,000,000 and $1,500,000, respectively, in a collateral account for our credit facility discussed in "Note 5. Debt." At September 30, 2012, and December 31, 2011, we also held $10,010 and $12,031, respectively, in security deposits for sublessors.

Unaffiliated Rights to Milestone Payments. At September 30, 2012, the outstanding milestone payments from Amgen, Inc.’s acquisition of Biovex Group, Inc., were valued at $3,400,488. The milestone payments are derivatives and valued using the probability-adjusted, present value of proceeds from future payments that would be due upon successful completion of certain regulatory and sales milestones. If all remaining milestones are met, we would receive $9,526,393. There can be no assurances as to how much of this amount we will ultimately realize or when it will be realized, if at all.

Funds Held in Escrow from Sales of Investments. At September 30, 2012, there were funds held in escrow fair valued at $588,276 relating to the sales of Innovalight, Inc., and Crystal IS, Inc. Funds held in escrow are valued using certain discounts applied to the amounts withheld. Funds held in escrow from the Innovalight transaction will be released in January 2013 upon settlement of any indemnity claims and expenses related to the transaction. A portion of the funds held in escrow from the Crystal IS transaction was released on April 30, 2012. The balance of the Crystal IS funds in escrow will be released in March 2013 upon settlement of any remaining indemnity claims and expenses related to the transaction. If the funds held in escrow for these transactions are released in full, we would receive $1,201,074. On March 16, 2012, the Company received payment of its portion of the proceeds held in escrow since the closing of the transaction on March 4, 2011, from Amgen, Inc.’s acquisition of BioVex Group, Inc., totaling $953,480.

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

Property and Equipment. Property and equipment are included in "Other assets" and are carried at $302,688 and $331,006 at September 30, 2012, and December 31, 2011, respectively, representing cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the premises and equipment. We estimate the useful lives to be five to ten years for furniture and fixtures, three years for computer equipment, and ten years for leasehold improvements.

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

Interest Income Recognition. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. When securities are determined to be non-income producing, the Company ceases accruing interest and writes off any previously accrued interest. Securities are deemed to be non-income producing if, on their last interest or dividend date, no cash was paid or no cash or in-kind dividends were declared. These write-offs are recorded as a debit to interest income. During the three months and nine months ended September 30, 2012, the Company earned $74,821 and $210,146, respectively, in interest on U.S. government securities, senior secured debt, participation agreements, subordinated secured debt and interest-bearing accounts. During the three months and nine months ended September 30, 2012, the Company recorded, on a net basis, $275,148 and $190,466, respectively, of bridge note interest. The nine months total includes a partial write-off of previously accrued bridge note interest of $200,583, which was recognized in the second quarter of 2012, offset by $236,238 of interest recognized in the third quarter upon conversion of this investment.

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

Stock-Based Compensation. The Company has a stock-based employee compensation plan. The Company accounts for the Amended and Restated Harris & Harris Group, Inc. 2012 Equity Incentive Plan (the "Amended Stock Plan") by determining the fair value of all share-based payments to employees, including the fair value of grants of employee stock options and restricted stock awards, and records these amounts as an expense in the Consolidated Statements of Operations over the vesting period with a corresponding increase to our additional paid-in capital. At September 30, 2012, and December 31, 2011, the increase to our operating expenses was offset by the increase to our additional paid-in capital, resulting in no net impact to our net asset value. Additionally, the Company does not record the potential tax benefits associated with the expensing of stock options because the Company currently intends to qualify as a regulated investment company ("RIC") under Subchapter M of the Code, and the deduction attributable to such expensing, therefore, is unlikely to provide any additional tax savings. The amount of non-cash, stock-based compensation expense recognized in the Consolidated Statements of Operations is based on the fair value of the awards the Company expects to vest, recognized over the vesting period on a straight-line basis for each award, and adjusted for actual stock-based awards vested and pre-vesting forfeitures. The forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate and is accounted for in the current period and prospectively. See "Note 8. Stock-Based Compensation" for further discussion.

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

Foreign Currency Translation. The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. For the nine months ended September 30, 2012, included in the net increase in unrealized appreciation on investments was unrealized appreciation of $199,932 resulting from foreign currency translation.

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

We do not choose investments based on a strategy of diversification. We also do not rebalance the portfolio should one of our portfolio companies increase in value substantially relative to the rest of the portfolio.  Therefore, the value of our portfolio may be more vulnerable to microeconomic events affecting a single sector, industry or portfolio company and to general macroeconomic events that may be unrelated to our portfolio companies. These factors may subject the value of our portfolio to greater volatility than a company that follows a diversification strategy. As of September 30, 2012, our largest 10 investments by value accounted for approximately 73 percent of the value of our equity-focused venture capital portfolio. Our largest two investments, by value, Solazyme, Inc., a publicly traded company, and Adesto Technologies Corporation, a privately held company, accounted for approximately 18.8 percent and 12.9 percent, respectively, of our equity-focused venture capital portfolio at September 30, 2012.

Approximately 78 percent of our equity-focused venture capital portfolio by value was comprised of securities of 25 privately held companies. Because there is typically no public or readily ascertainable market for our interests in the small privately held companies in which we invest, the valuation of the securities in that portion of our portfolio is determined in good faith by our Valuation Committee, comprised of all of the independent members of our Board of Directors, in accordance with our Valuation Procedures and is subject to significant estimates and judgments. The determined value of the securities in our portfolio may differ significantly from the values that would be placed on these securities if a ready market for the securities existed. Any changes in valuation are recorded in our Consolidated Statements of Operations as "Net increase in unrealized appreciation on investments." Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.

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

The Company’s outstanding debt balance was $2,000,000 and $1,500,000, at September 30, 2012, and December 31, 2011, respectively. At September 30, 2012, and December 31, 2011, $2,000,000 and $1,500,000, respectively, was held in a collateral account at T.D. Bank as security for the loan. The weighted average annual interest cost for the nine months ended September 30, 2012, and twelve months ended December 31, 2011, was 1.6 percent and 1.5 percent, respectively, exclusive of amortization of closing fees and other expenses related to establishing the credit facility. The remaining capacity under the credit facility was $8,000,000 at September 30, 2012. At September 30, 2012, the Company was in compliance with all financial covenants required by the credit facility.

NOTE 6. FAIR VALUE OF INVESTMENTS

At September 30, 2012, our financial assets were categorized as follows in the fair value hierarchy:

	Fair Value Measurement at Reporting Date Using:
Description	September 30, 2012	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government Securities	$10,000,000	$10,000,000	$0	$0

Privately Held Portfolio Companies:
Preferred Stock	$84,272,454	$0	$0	$84,272,454
Bridge Notes	$4,061,774	$0	$0	$4,061,774
Warrants	$616,083	$0	$0	$616,083
Rights to Milestone Payments	$3,400,488	$0	$0	$3,400,488
Common Stock	$174,540	$0	$0	$174,540
Senior Secured Debt	$778,482	$0	$0	$778,482
Participation Agreements	$1,198,610	$0	$0	$1,198,610
Subordinated Secured Debt	$123,420	$0	$0	$123,420
Non-Convertible Promissory Note	$3,033,338	$0	$0	$3,033,338

Publicly Traded Portfolio Companies:
Common Stock	$26,217,767	$24,903,100	$0	$1,314,667

Total Investments	$133,876,956	$34,903,100	$0	$98,973,856

Liabilities:
Written Call Options	$364,080	$364,080	$0	$0

Total	$364,080	$364,080	$0	$0

Significant Unobservable Inputs

The table below presents the valuation technique and quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurements of Level 3 assets. Unobservable inputs are those inputs for which little or no market data exists and, therefore, require an entity to develop its own assumptions.

	Fair Value at Sept. 30, 2012	Valuation Techniques(s)	Unobservable Input	Range

			Private Offering Price	$0.14 - $6.73
			Non-Performance Risk	0% - 100%
			Revenue Multiple	1.3 - 2.7
			Discount for Lack of Marketability	20%
Preferred Stock	$84,272,454	Market Approach	Probability of Exit Outcomes	0% - 100%

			Private Offering Price	$1.00
Bridge Notes	4,061,774	Market Approach	Non-Performance Risk	0%

			Private Offering Price	$0.54 - $47.51
Common Stock	174,540	Market Approach	Non-Performance Risk	0% -100%

			Stock Price	$.09 - $2.36
		Black-Sholes-Merton	Volatility	107%
Warrants	616,083	Model	Expected Term	0.50 – 9.50 Years

		Probability Weighted	Probability of Achieving Independent Milestones	0% - 75%
Rights to Milestone Payments	3,400,488	Discounted Cash Flow	Probability of Achieving Dependent Milestones	0.44% - 28.125%

			Warrant Adjusted Effective Yield	23.1% - 29.9%
			Effective Yield	23.1% - 37.4%
			Non-Performance Risk	0% - 25%
			Participation Payment Risk	0%
Participation Agreements	1,198,610	Income Approach	Discount for Comparable Prices of High-Yield Debt	0%

			Warrant Adjusted Effective Yield	33.1%
			Effective Yield	41.4%
Subordinated Secured Debt	123,420	Income Approach	Non-Performance Risk	25%

			Effective Yield	15.7%
Senior Secured Debt	778,482	Income Approach	Non-Performance Risk	0%

			Probability of Exit Outcomes	25% - 75%
			Private Offering Price	$1.50
Non-Convertible Promissory Note	3,033,338	Income Approach	Non-Performance Risk	50%

			Non-Performance Risk	25%
OTC Traded Common Stock	$1,314,667	Market Approach	Volume Weighted Average Price per Share	$0.63 - $0.81

Total	$98,973,856

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

Rights to Milestone Payments

Rights to Milestone Payments are valued using a probability-weighted discounted cash flow model. As part of Amgen Inc.’s acquisition of our former portfolio company, BioVex Group, Inc., we are entitled to potential future milestone payments based upon the achievement of certain regulatory and sales milestones. We assign probabilities to the achievements of the various milestones. Milestones identified as independent milestones can be achieved irrespective of the achievement of other contractual milestones. Dependent milestones are those that can only be achieved after another, or series of other, milestones are achieved. The interest rates used in these models are observable inputs from sources such as the Federal Reserve published interest rates.

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

Non-Convertible Promissory Note

We have one non-convertible promissory note, which we value using an income approach that uses a valuation technique to convert future amounts to a single present value. This security has a liquidation preference payable upon a sale of the company equal to three times the principal of the loan. While the loan has since been repaid, this liquidation preference remains outstanding as of September 30, 2012. Inputs include the preferred stock price of the portfolio company, an assessment of non-performance risk, the probability of exit outcomes between an IPO and an acquisition and the resulting impact on rights and preferences of the class of securities we own as compared with other classes of securities the portfolio company has issued.

OTC Traded Common Stock

Common stock that is thinly traded in OTC markets is valued using internal models with inputs that are not market observable. Common inputs for stock include the volume-weighted average of recent prices per share of privately negotiated financing transactions and the volume-weighted price per share of the stock over a period of time and an assessment of non-performance risk.

The following table shows the components of change in the financial assets categorized as Level 3 for the three months ended September 30, 2012.

Beginning Balance 7/1/2012	Total Realized Gains (Losses) Included in Changes in Net Assets	Transfers	Total Unrealized Appreciation (Depreciation) Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals	Ending Balance 9/30/2012	Amount of Total
Appreciation
(Depreciation) for the
Period Included in
Changes in Net Assets
Attributable to the
Change in Unrealized
Gains or Losses Relating
to Assets Still Held at the
								Reporting Date

Preferred Stock	$79,123,640	$0	$0	$2,108,893	$3,039,921	$0	$84,272,454	$2,108,893

Bridge Notes	3,474,341	0	(1,633,296)	1,542,398	678,331	0	4,061,774	1,542,398

Common Stock	0	0	1,633,296	(1,458,756)	0	0	174,540	(1,458,756)

Warrants	701,310	0	0	(216,765)	131,538	0	616,083	(216,765)

Rights to Milestone Payments	3,386,224	0	0	14,264	0	0	3,400,488	14,264

Participation Agreements	1,214,935	0	0	37,027	(222)	(53,130)	1,198,610	37,027

Subordinated Secured Debt	119,760	0	0	4,703	(1,043)	0	123,420	4,703

Senior Secured Debt	843,180	0	0	(3,562)	13,036	(74,172)	778,482	(3,562)

Non-Convertible Promissory Note	3,033,338	0	0	0	0	0	3,033,338	0

OTC Traded Common Stock	1,973,334	0	0	(658,667)	0	0	1,314,667	(658,667)
Total	$93,870,062	$0	$0	$1,369,535	$3,861,561	$(127,302)	$98,973,856	$1,369,535

There were no transfers in or out of Level 3 during the three months ended September 30, 2012.

The following table shows the components of change in the financial assets categorized as Level 3 for the nine months ended September 30, 2012.

Beginning Balance 1/1/2012	Total Realized Gains (Losses) Included in Changes in Net Assets	Transfers	Total Unrealized Appreciation (Depreciation) Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals	Ending Balance 9/30/2012	Amount of Total
Appreciation
(Depreciation) for the
Period Included in
Changes in Net Assets
Attributable to the
Change in Unrealized
Gains or Losses Relating
to Assets Still Held at the
								Reporting Date

Preferred Stock	$68,833,189	$0	$905,333	$6,768,873	$7,765,059	$0	$84,272,454	$6,768,873

Bridge Notes	4,007,509	0	(2,538,629)	1,290,647	1,302,247	0	4,061,774	1,290,647

Common Stock	0	0	1,633,296	(1,458,756)	0	0	174,540	(1,458,756)

Warrants	728,787	0	0	(328,449)	215,745	0	616,083	(328,449)

Rights to Milestone Payments	3,362,791	0	0	37,697	0	0	3,400,488	37,697

Participation Agreements	560,200	0	0	39,797	713,842	(115,229)	1,198,610	39,797

Subordinated Secured Debt	121,880	0	0	2,895	(1,355)	0	123,420	2,895

Senior Secured Debt	942,695	0	0	17,248	34,574	(216,035)	778,482	17,248

Non-Convertible Promissory Note	3,033,338	0	0	0	0	0	3,033,338	0

OTC Traded Common Stock	1,973,334	0	0	(658,667)	0	0	1,314,667	(658,667)
Total	$83,563,723	$0	$0	$5,711,285	$10,030,112	$(331,264)	$98,973,856	$5,711,285

There were no transfers in or out of Level 3 during the nine months ended September 30, 2012.

At December 31, 2011, our financial assets were categorized as follows in the fair value hierarchy:

	Fair Value Measurement at Reporting Date Using:

Description	December 31, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government Securities	$0	$0	$0	$0

Privately Held Portfolio Companies:
Preferred Stock	$68,833,189	$0	$0	$68,833,189
Bridge Notes	$4,007,509	$0	$0	$4,007,509
Warrants	$728,787	$0	$0	$728,787
Rights to Milestone Payments	$3,362,791	$0	$0	$3,362,791
Senior Secured Debt	$942,695	$0	$0	$942,695
Participation Agreement	$560,200	$0	$0	$560,200
Subordinated Secured Debt	$121,880	$0	$0	$121,880
Non-Convertible Promissory Note	$3,033,338	$0	$0	$3,033,338

Publicly Traded Portfolio Companies:
Common Stock	$31,457,861	$29,484,527	$0	$1,973,334

Total Investments	$113,048,250	$29,484,527	$0	$83,563,723

Liabilities:
Written Call Options	$195,000	$195,000	$0	$0

Total	$195,000	$195,000	$0	$0

The following table shows the components of change in the financial assets categorized as Level 3 for the three months ended September 30, 2011.

Beginning Balance 7/1/2011	Total Realized (Losses) Gains Included in Changes in Net Assets	Transfers	Total Unrealized Appreciation (Depreciation) Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals	Ending Balance 9/30/2011	Amount of Total
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

The following table shows the components of change in the financial assets categorized as Level 3 for the nine months ended September 30, 2011.

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

Transactions in options written during the nine months ended September 30, 2012, were as follows:

	Number of Contracts	Premium
Options outstanding at December 31, 2011	3,000	$315,000
Options written	30,669	2,724,113
Options expired	(2,250)	(95,165)
Options terminated in closing transactions	(17,053)	(1,932,535)
Options outstanding at September 30, 2012	14,366	$1,011,413

At September 30, 2012, we had rights to milestone payments from Amgen, Inc.’s acquisition of our former portfolio company, BioVex Group, Inc. These milestone payments were fair valued at $3,400,488 and are contingent upon certain milestones being achieved in the future.

The following tables present the value of derivatives held at September 30, 2012, and the effect of derivatives held during the nine months ended September 30, 2012, along with the respective location in the financial statements.

	Assets		Liabilities
Derivatives	Location	Fair Value	Location	Fair Value

Equity Contracts	—	—	Written call options payable	$364,080

Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Investments	$3,400,488	—	—

Statement of Operations

Derivatives	Location	Realized Gain/(Loss)	Change in unrealized Appreciation / (Depreciation)
Equity Contracts	Net Realized and Unrealized Gain (Loss)	$458,911	$527,333

Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Net Realized and Unrealized Gain (Loss)	$0	$37,697

NOTE 8. STOCK-BASED COMPENSATION

In 2006, the Company established the Harris & Harris Group, Inc. 2006 Equity Incentive Plan (the "Stock Plan"), which provides for the grant of equity-based awards of stock options to our officers and employees who are selected by our Compensation Committee and our directors for participation in the plan and subject to compliance with the 1940 Act.

On February 29, 2012, the Board of Directors approved the Amended and Restated Harris & Harris Group, Inc. 2012 Equity Incentive Plan (the "Amended Stock Plan"), subject to shareholder approval. The Amended Stock Plan replaces the Stock Plan. In addition to awards already permissible under the Stock Plan, the Amended Stock Plan permits the issuance of restricted stock for up to 10 percent of our issued and outstanding shares. On April 3, 2012, we received an exemptive order from the SEC permitting us to award shares of restricted stock to our officers, employees and directors (the "Exemptive Order"). The Exemptive Order did not permit the issuance of restricted stock until the Amended Stock Plan was approved by our shareholders. On June 7, 2012, the Amended Stock Plan was approved by our shareholders.

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

Stock Option Awards

During the nine months ended September 30, 2012, and the year ended December 31, 2011, the Compensation Committee of the Board of Directors of the Company did not grant any stock options. On August 3, 2011, the Compensation Committee decided that any future grants of options, if they occur, would not be awarded at a price below net asset value per share. On May 11, 2012, certain executive officers voluntarily cancelled 1,963,745 outstanding stock options for no consideration. Upon cancellation, we recognized $1,365,242 in compensation expense related to these previously granted options. On May 18, 2012, the Company announced that if the Amended Stock Plan was approved by shareholders, the Compensation Committee currently does not plan to grant new stock options to employees.

For the three months and nine months ended September 30, 2012, the Company recognized $41,530 and $1,932,821, respectively, of compensation expense related to stock option awards in the Consolidated Statement of Operations. The nine months total includes $1,365,242 related to the voluntary cancellation of stock options. As of September 30, 2012, there was approximately $264,926 of unrecognized compensation cost related to unvested stock option awards. This cost is expected to be recognized over a weighted-average period of approximately one year. For the three months and nine months ended September 30, 2011, the Company recognized $442,201 and $1,427,321, respectively, of compensation expense in the Consolidated Statements of Operations.

For the three and nine months ended September 30, 2012, no options were exercised. For the three months ended September 30, 2011, no options were exercised. For the nine months ended September 30, 2011, a total of 122,437 options were exercised for total proceeds to the Company of $491,058.

A summary of the changes in outstanding stock options for the nine months ended September 30, 2012, is as follows:

		Weighted	Weighted Average	Weighted Average Remaining	Aggregate
		Average	Grant Date	Contractual	Intrinsic
	Shares	Exercise Price	Fair Value	Term (Years)	Value
Options Outstanding at January 1, 2012	3,389,117	$8.13	$5.04	4.96	$0
Granted	0	$0	$0	0
Exercised	0	$0	$0	0
Forfeited or Expired	1,963,745	$6.94	$4.14	4.41
Options Outstanding at September 30, 2012	1,425,372	$9.77	$6.27	3.93	$86
Options Exercisable at September 30, 2012	1,368,502	$9.78	$6.25	3.94	$86
Options Exercisable and Expected to be Exercisable at September 30, 2012	1,422,870	$9.77	$6.27	3.93	$86

The aggregate intrinsic value in the table above with respect to stock options outstanding, exercisable and expected to be exercisable, is calculated as the difference between the Company's closing stock price of $3.79 on the last trading day of the third quarter of 2012 and the exercise price, multiplied by the number of in-the-money options. This amount represents the total pre-tax intrinsic value that would have been received by the option holders had all stock options been fully vested and all option holders exercised their awards on September 30, 2012. For the nine months ended September 30, 2012, no stock options were exercised.

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

For the three months and nine months ended September 30, 2012, we recognized $430,774 and $524,602, respectively, of compensation expense related to restricted stock awards. As of September 30, 2012, there was unrecognized compensation cost of $4,637,971 related to restricted stock awards. This cost is expected to be recognized over a weighted average period of approximately 2.4 years.

Non-vested restricted stock awards as of September 30, 2012, and changes during the nine months ended September 30, 2012, were as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at beginning of year	0	$0
Granted	1,794,000	2.88
Vested	0	0
Forfeited	0	0
Outstanding at September 30, 2012	1,794,000	$2.88

NOTE 9. INCOME TAXES

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs.

In order to qualify as a RIC, we must, in general, (1) annually, derive at least 90 percent of our gross income from dividends, interest, gains from the sale of securities and similar sources; (2) quarterly, meet certain investment diversification requirements; and (3) annually, distribute at least 90 percent of our investment company taxable income as a dividend. We may either distribute or retain our net capital gain from investments, but any net capital gain not distributed will be subject to corporate income tax and the excise tax described below to the extent not offset by the capital loss carryforward. We currently intend to retain and designate any net capital gain as “designated undistributed capital gains” under the rules of the Code. We will be subject to a four percent excise tax to the extent we fail to distribute at least 98 percent of our annual net ordinary income and 98.2 percent of our capital gain net income and would be subject to income tax to the extent we fail to distribute 100 percent of our investment company taxable income. Capital gains realized during the nine months ended September 30, 2012, were offset by the capital loss carryforwards at December 31, 2011, and, accordingly, are not subject to corporate income or excise tax.

Because of the specialized nature of our investment portfolio, we generally can satisfy the diversification requirements under the Code if we receive a certification from the SEC pursuant to Section 851(e) of the Code that we are "principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available."

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

For the three months ended September 30, 2012, and 2011, we had expense of $7,161 and $1,250, respectively, in federal, state and local taxes. For the nine months ended September 30, 2012, and 2011, we had expense of $15,236 and $3,643, respectively, in federal, state and local taxes. At September 30, 2012, and 2011, we had $0 accrued for federal, state and local taxes payable by the Company.

We pay federal, state and local taxes on behalf of our wholly owned subsidiary, Ventures, which is taxed as a C Corporation. For the three months ended September 30, 2012, and 2011, our income tax expense for Ventures was $7,161 and $1,250, respectively. For the nine months ended September 30, 2012, and 2011, our income tax expense for Ventures was $14,331 and $2,635, respectively.

NOTE 10. CHANGE IN NET ASSETS PER SHARE

The following table sets forth the computation of basic and diluted per share net increases (decreases) in net assets resulting from operations for the three months and nine months ended September 30, 2012, and September 30, 2011.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2012	2011	2012	2011
Numerator for (decrease) increase in net assets per share	$(3,669,717)	$(33,084,607)	$4,547	$(12,988,545)
Denominator for basic weighted average shares	31,000,601	31,000,601	31,000,601	30,973,353
Basic net (decrease) increase in net assets per share resulting from operations	$(0.12)	$(1.07)	$0.00	$(0.42)
Denominator for diluted weighted average shares	31,000,601	31,000,601	31,000,681	30,973,353
Diluted net (decrease) increase in net assets per share resulting from operations	$(0.12)	$(1.07)	$0.00	$(0.42)

For the nine months ended September 30, 2012, the calculation of net increase in net assets resulting from operations per diluted share includes 80 stock options because such stock options were dilutive. All other stock options and restricted stock awards may be dilutive in future periods in which there is a net increase in net assets resulting from operations in the event that there are significant increases in the average stock price in the stock market or significant decreases in the amount of unrecognized compensation cost.

NOTE 11. COMMITMENTS AND CONTINGENCIES

On December 28, 2011, the Asahi Kasei Group completed its acquisition of Crystal IS, Inc. As of September 30, 2012, approximately $273,000 in proceeds from the transaction is held in escrow to cover potential indemnity claims and the expenses of the stockholder agent. If claims are made related to certain intellectual property and patents included in the transaction that exceed the escrow amounts withheld, additional claims could be made seeking funds from the former stockholders, including the Company. This special indemnity provision is capped, in aggregate, across all former stockholders at $10,250,000 through March 28, 2013, and is capped at $5 million through December 28, 2013, when the claim period expires. Our pro rata exposure to potential claims would be up to $487,000 through March 31, 2013, and up to $238,000 through December 31, 2013. As of September 30, 2012, no such claims had been made.

NOTE 12. SUBSEQUENT EVENTS

On October 1, 2012, the Company made a $200,000 follow-on investment in a privately held, equity-focused portfolio company.

On October 9, 2012, the Company made a $15,032 follow-on investment in a privately held, equity-focused portfolio company.

On October 12, 2012, we sold 500 written call option contracts in Solazyme, Inc., expiring on October 20, 2012, with a strike price of $10.00. We received premiums of approximately $15,520 for these contracts.

On October 20, 2012, a total of 1,532 written call option contracts in Solazyme, Inc., expired unexercised.

On October 23, 2012, the Company made a $1,000,000 follow-on investment in a privately held, equity-focused portfolio company.

On October 23, 2012, we sold 1,300 written call option contracts in Solazyme, Inc., expiring on November 17, 2012, with a strike price of $7.50. We received premiums of approximately $212,500 for these contracts.

On October 23, 2012, we purchased 1,300 put option positions in Solazyme, Inc., expiring on November 17, 2012, with a strike price of $7.50, for a payment of approximately $21,400.

On October 24, 2012, we sold 1,500 written call option contracts in NeoPhotonics Corporation, expiring on December 22, 2012, with a strike price of $5.00. We received premiums of approximately $95,250 for these contracts.

On October 29, 2012, the Company made a $2,445,000 follow-on investment in a privately held, equity-focused portfolio company.

On October 29, 2012, the Company made a $29,994 follow-on investment in a privately held, equity-focused portfolio company.

In October 2012, we sold 9,000 shares of Solazyme for proceeds of approximately $100,931.

As of September 30, 2012, we owned an aggregate of 1,938,190 shares of Solazyme. We valued this position at $22,269,803. The key input to our valuation of Solazyme was the share price as of the close of trading on September 28, 2012, which was $11.49. At September 30, 2012, this investment represented $0.72 of our net asset value per share. As of November 7, 2012, Solazyme’s closing price was $7.56 per share, and we owned 1,929,190 shares of Solazyme. At this price, our shares of Solazyme are valued at $14,584,676, or $0.47 of our net asset value per share, as of November 7, 2012.

HARRIS & HARRIS GROUP, INC. FINANCIAL HIGHLIGHTS (Unaudited)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2012	2011	2012	2011

Per Share Operating Performance

Net asset value per share, beginning of period	$4.88	$5.43	$4.70	$4.76

Net operating (loss)*	(0.05)	(0.07)	(0.22)	(0.18)
Net realized gain (loss) on investments*	0.09	(0.08)	0.14	0.08
Net (decrease) increase in unrealized appreciation as a result of sales*	(0.12)	0.09	(0.14)	(0.07)
Net (decrease) increase in unrealized appreciation on investments held and written call options* (1)	(0.04)	(1.00)	0.22	(0.25)
Total from investment operations*	(0.12)	(1.06)	0.00	(0.42)

Net increase as a result of stock- based compensation expense*	0.02	0.01	0.08	0.04
Total increase from capital stock transactions	0.02	0.01	0.08	0.04

Net asset value per share, end of period	$4.78	$4.38	$4.78	$4.38
Stock price per share, end of period	$3.79	$3.55	$3.79	$3.55
Total return based on stock price	(0.26)%	(30.80)%	9.54%	(18.95)%

Supplemental Data:

Net assets, end of period	$148,160,377	$135,783,746	$148,160,377	$135,783,746

Ratio of expenses to average net assets	1.2%	1.5%	4.9%	4.2%

Ratio of net operating loss to average net assets	(1.0)%	(1.4)%	(4.6)%	(3.9)%

Average debt outstanding	$2,000,000	$2,126,087	$1,820,438	$1,289,194

Average debt per share	$0.06	$0.07	$0.06	$0.04

Number of shares outstanding, end of period	31,000,601	31,000,601	31,000,601	31,000,601

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

The information contained in this section should be read in conjunction with the Company's unaudited September 30, 2012, Consolidated Financial Statements and the Company's audited 2011 Consolidated Financial Statements and notes thereto.

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

We invest in companies enabled by nanotechnology and microsystems. We believe companies that leverage breakthroughs at the nanoscale are emerging as leaders in their respective industries. These companies primarily impact the energy, healthcare and electronics sectors. We focused the Company on making venture capital investments in companies that commercialize and integrate products enabled by nanotechnology beginning in 2002. We believe this was the period of time when nanotechnology was beginning to emerge from its gestational phase and entering its commercial phase. We believe the coming decades will be the period of time when the commercial impact of nanotechnology will become widespread. We believe that as this impact occurs, our portfolio companies are well positioned to profit and that we will see investment returns as a result.

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

We consider a company to fit our investment thesis if the company employs, or intends to employ, technology that we consider to be at the microscale or smaller, and if the employment of that technology is material to its business plan. By making these investments, we seek to provide our shareholders with a specific focus on nanotechnology and microsystems through a portfolio of venture capital investments that address a variety of industries, markets and products.

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

Investment Objective and Strategy

Our principal investment objective is to achieve long-term capital appreciation by making equity-focused venture capital investments in companies that we believe have exceptional growth potential. Therefore, a significant portion of our current venture capital investment portfolio provides little or no income in the form of dividends or interest. Current income is a secondary investment objective. We seek to reach the point where future growth is financed through reinvestment of our capital gains from our venture capital investments and where current income offsets significant portions of our annual expenses during periods of time between realizations of capital gains on our investments. We also plan to implement a strategy to grow assets under management by raising one or more third-party funds to manage. It is possible that we will invest our capital alongside or through these funds in portfolio companies. These funds may be focused on investing in nanotechnology-enabled companies, or specific sectors such as life sciences, energy and electronics that are enabled by nanotechnology. It is also possible these funds will also invest in companies in each of these sectors that are not directly enabled by nanotechnology. There is no assurance when and if we will be able to raise such fund(s) or, if raised, whether they will be successful.

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

Involvement with Portfolio Companies

The 1940 Act requires that BDCs offer to "make available significant managerial assistance" to portfolio companies. We are actively involved with our portfolio companies through membership on boards of directors, as observers to the boards of directors and/or through frequent communication with management. As of September 30, 2012, we held at least one board seat or observer rights on 23 of our 28 equity-focused portfolio companies (82 percent). We have not held a board seat or observer rights at either Solazyme, Inc., or NeoPhotonics Corporation since each company completed an initial public offering in May 2011 and February 2011, respectively.

Investments and Current Investment Pace

Since our investment in Otisville in 1983 through September 30, 2012, we have made a total of 94 equity-focused venture capital investments. We have completely exited 66 of these 94 investments and partially exited through the sale of shares and/or the sale of call options covered by shares of two of these 94 investments, recognizing aggregate net realized gains of $71,772,396 on invested capital of $92,754,150. For the securities of the 28 companies in our equity-focused portfolio held at September 30, 2012, we have net unrealized appreciation of $11,435,725 on invested capital of $107,328,018. We have aggregate net realized and unrealized appreciation for our 94 equity-focused investments of $83,208,121 on invested capital of $200,082,168.

The amount of net realized gains includes:

•	$13,992,952 in upfront payments received in 2011 from the sale of BioVex Group, Inc., to Amgen, Inc., the sale of Innovalight, Inc., to E.I. du Pont de Nemours and Company (“DuPont”) and the sale of Crystal IS, Inc., to Asahi Kasei Group. We had invested a total of $11,383,299 in these three portfolio companies;

•	$953,480 from the portion of our upfront payment held in escrow from the sale of BioVex Group, Inc., to Amgen, Inc., which was released on March 16, 2012;

•	$11,140 from the portion of our upfront payment held in escrow from the sale of Crystal IS, Inc., to Asahi Kasei Group, which was released on April 30, 2012;

•	$4,112,340 from the sale of shares of Solazyme, Inc., on invested capital of $863,928. $1,926,000 of the total proceeds was generated from the call of shares of Solazyme under option contracts. $2,186,340 in total proceeds was generated from the sale of 173,359 shares of Solazyme through open market transactions; and

•	$458,911 in realized gains on our sale of call option covered by our shares of NeoPhotonics Corporation and Solazyme, Inc.

The aggregate net realized gains and the cumulative invested capital also do not reflect the cost or value of our shares of NeoPhotonics Corporation or Solazyme, Inc., which completed IPOs on February 2, 2011, and May 27, 2011, respectively, that we owned as of September 30, 2012. The aggregate net realized gains also do not include potential escrow payments from the sale of Crystal IS, Inc., or Innovalight, Inc., or potential milestone payments that could occur as part of the acquisition of BioVex Group, Inc., by Amgen, Inc., at points in time in the future as of September 30, 2012.

From August 2001 through September 30, 2012, all 52 of our initial equity-focused investments have been in companies commercializing or integrating products enabled by nanotechnology or microsystems. From August 2001 through September 30, 2012, we have invested a total (before any subsequent write-ups, write-downs or dispositions) of $153,096,224 in these companies. We currently have 26 equity-focused companies in our portfolio that have yet to complete liquidity events (e.g., IPO or M&A). At September 30, 2012, from first dollar in, the average and median holding periods for these 26 investments were 5.3 years and 5.5 years, respectively. Historically, as measured from first dollar in to last dollar out, the average and median holding periods for the 66 investments we have fully exited were 4.2 years and 3.3 years, respectively.

The following is a summary of our initial and follow-on equity-focused investments in nanotechnology companies from January 1, 2008, to September 30, 2012. We consider a "round led" to be a round where we were the new investor or the leader of a group of investors in an investee company. Typically, but not always, the lead investor negotiates the price and terms of the deal with the investee company.

Investments in Our Equity-Focused Portfolio of Investments in Privately Held and Publicly Traded Companies
	2008	2009	2010	2011	Nine Months Ended September 30, 2012

Total Incremental Investments	$17,779,462	$12,334,051	$9,560,721	$17,688,903	$9,097,840
No. of New Investments	4	2	3	4	1
No. of Follow-On Investment Rounds	25	29	27	31	19
No. of Rounds Led	4	5	5	4	2
Average Dollar Amount – Initial	$683,625	$174,812	$117,069	$1,339,744	$815,000
Average Dollar Amount – Follow-On	$601,799	$413,256	$341,093	$397,740	$435,939

During the first nine months of 2012, we made one new venture debt investment. The following is a summary of our investments in venture debt to date.

Investments in Our Venture Debt Portfolio of Investments In Privately Held and Publicly Traded Companies
	2008	2009	2010	2011	Nine Months Ended Septmber 30, 2012

No. of Investments	0	0	1	3	1
Total Dollar Amount	$0	$0	$500,000	$1,400,000	$720,000

In the fourth quarter of 2011, we made a $500,000 venture debt investment in an equity-focused portfolio company, Ancora Pharmaceuticals Inc. We note that all amounts, values and numbers mentioned below regarding our equity-focused portfolio companies include this investment in those calculations.

Our Sources of Liquid Capital

The sources of liquidity that we use to make our investments are classified as primary and secondary liquidity. As of September 30, 2012, and December 31, 2011, our total primary and secondary liquidity was $52,912,350 and $65,368,303, respectively. We do not include funds available from our credit facility as primary or secondary liquidity. We believe it is important to examine both our primary and secondary liquidity when assessing the strength of our balance sheet and our future investment capabilities.

Primary liquidity is comprised of cash, U.S. Treasury securities and certain receivables. As of September 30, 2012, we held $10,000,000 in U.S. government obligations, and we had an additional $16,556,886 in cash, of which $11,905,005 was held in non-interest-bearing, fully FDIC insured bank accounts. On March 16, 2012, the Company received payment of its portion of the proceeds held in escrow since the closing of the transaction on March 4, 2011, from Amgen, Inc.’s acquisition of BioVex Group, Inc., totaling $953,480. On April 30, 2012, the Company received $11,140 from the portion of our upfront payment held in escrow from the sale of Crystal IS, Inc., to Asahi Kasei Group. These payments immediately added to our primary liquidity. Payments upon achieving milestones of the BioVex Group, Inc., sale or expiration of the escrow periods for the Crystal IS, Inc., and Innovalight, Inc., dispositions would also add to our primary liquidity in future quarters if these milestones are achieved successfully and escrowed funds are released in part or in full. The probability-adjusted values of the future milestone payments for the sale of BioVex and of the funds held in escrow from the dispositions of Crystal IS and Innovalight, as determined at the end of each fiscal quarter, are included as an asset on our Consolidated Statements of Assets and Liabilities and will be included in primary liquidity only if and when payment is received for achievement of the milestones and the funds held in escrow are released, respectively. During the three months and nine months ended September 30, 2012, 104,300 and 192,600 shares, respectively, of our investment in Solazyme, Inc., were called under option contracts. In total, we received $4,112,340 in gross proceeds from these transactions, which added to our primary liquidity. We also sold an additional 173,359 shares of Solazyme on the open market during this period.

Our secondary liquidity is comprised of the stock of publicly traded companies. Although these companies are publicly traded, their stock may not trade at high volumes and prices may be volatile, which may restrict our ability to sell our positions at any given time. As of September 30, 2012, our secondary liquidity was $26,217,767. NeoPhotonics Corporation and Solazyme, Inc., account for $24,903,100 of this amount based on the closing price of each company as of September 30, 2012. As of September 30, 2012, shares of NeoPhotonics were trading below the strike price of the call options that were open and outstanding. The $10.00 Solazyme option contracts were in the money at September 30, 2012. The fair value of our shares of Champions Oncology, Inc., accounts for $1,314,667 of the total amount of secondary liquidity. As of September 30, 2012, our shares of each of these companies are freely tradable securities. A decision to sell our shares would result in the cash received from the sale of these assets being included in primary liquidity. Until that time, we will continue to include the value of our shares of our publicly traded portfolio companies in secondary liquidity unless the average trading volume of each company reaches sufficient levels for us to monetize our stock in such companies over a short period of time.

Potential Pending Liquidity Events from Our Portfolio as of September 30, 2012

As of the end of the third quarter of 2012, six of our companies have commenced planning for and/or began the process of pursuing potential sales and/or IPOs of those companies within the next six to twelve months. These companies have either begun the process of hiring or have hired bankers and/or advisors to attempt to pursue such liquidity events or are in discussions with potential acquirers of those companies. As of September 30, 2012, these efforts are ongoing, and there can be no assurance that any of these companies will be able to consummate either type of transaction within the next six to twelve months, if at all.

As of September 30, 2012, we valued potential milestone payments from the sale of BioVex Group, Inc., at $3,400,488. If all the remaining milestone payments were to be paid by Amgen, Inc., we would receive $9,526,393. We have not received any milestone payments as of September 30, 2012, and there can be no assurance as to the timing and how much of this amount we will ultimately realize in the future, if any.

Strategy for Managing Publicly Traded Positions

During the third quarter of 2012, our strategy for managing our publicly traded positions has generated approximately $297,628 in net cash proceeds from premiums on call options sold. We also added approximately $1,039,720 in net cash proceeds to our primary liquidity resulting from the options called during the third quarter that were covered by a portion of our shares of Solazyme, Inc. During the third quarter of 2012, we sold an additional 173,359 shares of Solazyme for net cash proceeds of $2,178,338. The net increase in our primary liquidity from these transactions was $3,515,686. The average sale price on assignments under option contracts and open market sales was $11.59 for the quarter. Our cost basis in Solazyme is $2.36 per share. The proceeds from the premiums received from the sale of call options and the cash from the sale of shares discussed above have yielded cash that is approximately the same as the original amount we invested in Solazyme. This increase in primary liquidity is important for our efforts to continue to fund existing and new portfolio companies that could generate future investment returns.

We discuss our assessment of the benefits of selling covered call options on our publicly traded portfolio companies in detail in our Annual Report on Form 10-K for the year ended December 31, 2011. In addition to this assessment, we note that the shares of NeoPhotonics Corporation and Solazyme, Inc., remain relatively illiquid compared to the number of shares owned by us and are highly volatile. We may increase the number of in-the-money call options sold by us to facilitate an orderly liquidation of our positions in these companies. We may also purchase put options as a method of limiting the downside risk that the price per share of these companies may decrease substantially from current levels. A put option gives its holder the right to sell a specified number of shares of a specific security at a specific price (known as the exercise strike price) by a certain date. The buyer of a put option is betting that the price of the security will decrease before the option expires. The risk for us as the option holder is that the option expires unexercised, and we have lost the money spent on buying the option.

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

During the third quarter of 2012, we transitioned one company, Adesto Technologies Corporation, from a mid-stage company to a late-stage company.

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

Current Business Environment

The third quarter of 2012 ended with increases in value in the public market indices. These increases were not reflected in the number and dollar amounts of IPOs and M&A transactions, which were both down for the third quarter as compared with the same quarter last year. Ten U.S. venture-backed companies raised $1.1 billion through IPOs in the third quarter of 2012, which is a slight decline from the second quarter of 2012 and the third quarter of 2011 (11 companies each), according to Dow Jones VentureSource and Thomson Reuters and the NVCA. The average disclosed deal value for venture-backed M&A transactions (30 disclosed of 99 deals) in the third quarter of 2012 was $253.3 million, a 26 percent increase from the second quarter of 2012. The IT sector dominated these deals, with 70 of the 96 deals. Life science companies had 16 deals, with an average disclosed price (9 disclosing of 16) of $105 million. However, according to Thomson Reuters, the IT industry saw a 50 percent drop in M&A activity from the third quarter of 2011 to the third quarter of 2012. Fifty-three U.S. venture capital funds raised $5.0 billion in the third quarter of 2012 according to Thomson Reuters and the National Venture Capital Association (NVCA). This is a 23 percent increase in the number of funds (up from 38) and a 17 percent decrease in the amount of capital raised (down from $5.9 billion). The top five venture capital funds accounted for 55 percent of the total fundraising in the third quarter, which is down from 80 percent in the second quarter. Fundraising for all but the top-tier venture capital funds continues to be difficult owing in part to the closely watched 10-year benchmark for venture capital returns that stood at only 5.28 percent as of June 30, 2012, which is the most recent data available for this statistic from Cambridge Associates, LLC.

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

In each of the years in the period 2008 through 2011, and for the nine months ended September 30, 2012, the Company recorded the following gross write-ups in privately held securities as a percentage of net assets at the beginning of the year ("BOY"), gross write-downs in privately held securities as a percentage of net assets at the beginning of the year, and change in value of private portfolio securities as a percentage of net assets at the beginning of the year.

Gross Write-Ups and Write-Downs of the Privately Held Portfolio
	2008	2009	2010	2011	Nine Months Ended September 30, 2012

Net Asset Value, BOY	$138,363,344	$109,531,113	$134,158,258	$146,853,912	$145,698,407

Gross Write-Downs During Year	$(39,671,588)	$(12,845,574)	$(11,391,367)	$(11,375,661)	$(8,158,269)

Gross Write-Ups During Year	$820,559	$21,631,864	$30,051,847	$11,997,991	$14,490,523

Gross Write-Downs as a Percentage of Net Asset Value, BOY	-28.67%	-11.7%	-8.5%	-7.8%	-5.6%

Gross Write-Ups as a Percentage of Net Asset Value, BOY	0.59%	19.7%	22.4%	8.2%	9.9%

Net Change as a Percentage of Net Asset Value, BOY	-28.08%	8.0%	13.9%	0.4%	4.3%

From June 30, 2012, to September 30, 2012, the value of our equity-focused venture capital portfolio, including our rights to potential future milestone payments from the sale of BioVex Group, Inc., to Amgen, Inc., decreased by $2,954,920, from $125,119,150 to $122,164,230.

Not including our rights to potential future milestone payments from the sale of BioVex Group, Inc., to Amgen, Inc., our equity-focused portfolio companies decreased in value by $2,969,184. This decrease was primarily owing to a net decrease in the valuations of two of our publicly traded portfolio companies of $8,124,682, a net decrease in the values of comparables and indications of value from potential acquirers of $2,007,078, an increase in currency fluctuations, which was offset by a decrease in the value of warrants, in aggregate, of $2,870. These changes were offset by new and follow-on investments of $3,574,641, a net increase in value owing to the terms and pricing of new rounds of financing of $1,073,878, a net decrease in discounts for non-performance risk of $2,228,744 and net accrued bridge note interest of $288,183.

We note that our Valuation Committee and ultimately our Board of Directors take into account multiple sources of quantitative and qualitative inputs to determine the value of our privately held portfolio companies and our publicly traded portfolio company whose value is not derived solely from the closing price on the last day of the quarter.

We also note that our Valuation Committee does not set the value of our freely tradable publicly traded portfolio companies, Solazyme, Inc., and NeoPhotonics Corporation. Even though our position in Champions Oncology, Inc., is freely tradable as of September 30, 2012, subjective inputs are also included in the determination of value. Therefore, our Valuation Committee sets the value of this position.

We define non-performance as the risk that the price per share (or implied valuation of a portfolio company) or the effective yield of a debt security of a portfolio company, as applicable, does not appropriately represent the risk that a portfolio company with negative cash flow will be: (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation.  Our best estimates of non-performance risk of our portfolio companies during the third quarter of 2012 are included in the valuation of the companies as of September 30, 2012. Changes in non-performance risk led to a net increase in value of $2,228,744. In the future, as these companies receive terms for additional financings or if they are unable to receive additional financing and, therefore, proceed with sales or shutdowns of the business, we expect the contribution of the discount for non-performance risk to vary in importance in determining the fair values of our securities of these companies. Changes in discounts for non-performance risk could positively or negatively affect the value of our portfolio companies in future quarters. As of September 30, 2012, non-performance risk was a significant factor in determining the values of eight of our 26 equity-focused portfolio companies that are fair valued by our Board of Directors. These eight companies accounted for approximately $23.0 million, or 19.0 percent, of the total value of our equity-focused venture capital portfolio, not including our rights to milestone payments from the sale of BioVex Group, Inc., to Amgen, Inc. As of June 30, 2012, non-performance risk was a significant factor in determining the values of eight of our 26 equity-focused portfolio companies that are fair valued by our Board of Directors. These eight companies accounted for approximately $27.4 million, or 22.5 percent, of the total value of our equity-focused venture capital portfolio, not including our rights to milestone payments from the sale of BioVex Group, Inc., to Amgen, Inc.

We also note that our valuation of our securities of Molecular Imprints, Inc., includes $3,033,338 that is ascribed to a non-convertible bridge note. The principal plus interest of this note was repaid in full in the third quarter of 2011. The remaining value results from a liquidation preference that survived the repayment of the note and, as currently written, would pay the Company $4,044,450 should the company be sold for more than its outstanding debt and a contractual payment to management of Molecular Imprints. Our value of this portion of our securities of Molecular Imprints as of September 30, 2012, reflects a probability-weighted discount applied to the total amount of the preference.

As of September 30, 2012, our top ten investments by value accounted for approximately 73 percent of the value of our equity-focused venture capital portfolio.

TOP TEN EQUITY-FOCUSED

INVESTMENTS BY VALUE

		Cumulative % of
	Value as of	Equity-Focused Venture
Company Name	Sept. 30, 2012	Capital Portfolio

Solazyme, Inc.	$22,269,803	19%

Adesto Technologies Corp.	$15,284,226	32%

Xradia, Inc	$7,968,166	38%

SiOnyx, Inc.	$7,742,693	45%

Molecular Imprints, Inc.	$6,960,944	51%

Bridgelux, Inc.	$6,264,847	56%

Metabolon, Inc.	$6,081,807	61%

D-Wave Systems, Inc.	$5,709,600	66%

Ancora Pharmaceuticals, Inc.	$4,110,644	69%

Nanosys, Inc.	$3,903,560	73%

73 Percent of Value of Equity-Focused Venture Capital Portfolio

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

Owing to the structure and objectives of our business, we generally expect to experience net operating losses and seek to generate increases in our net assets from operations through the long-term appreciation and monetization of our venture capital investments. We have relied, and continue to rely, primarily on proceeds from sales of investments, rather than on investment income, to defray a significant portion of our operating expenses. Because such sales are unpredictable, we attempt to maintain adequate working capital to provide for fiscal periods when there are no such sales. During 2011 and through the third quarter of 2012, we made three and one venture debt investments, respectively. While the interest income generated from these investments did not defray a significant portion of our operating expenses in 2011 or through the third quarter of 2012, further investments in venture debt could generate more substantial investment income in future years.

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

Three months ended September 30, 2012, as compared with the three months ended September 30, 2011

In the three months ended September 30, 2012, and September 30, 2011, we had net decreases in net assets resulting from operations of $3,669,717 and $33,084,607, respectively.

Investment Income and Expenses:

We had net operating losses of $1,450,334 and $2,118,158 for the three months ended September 30, 2012, and September 30, 2011, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash stock-based compensation expense of $472,304 in 2012 and $442,201 in 2011. During the three months ended September 30, 2012, and 2011, total investment income was $396,246 and $202,527, respectively. During the three months ended September 30, 2012, and 2011, total operating expenses were $1,846,580 and $2,320,685, respectively.

During the three months ended September 30, 2012, as compared with the same period in 2011, investment income increased, reflecting an increase in interest income from convertible bridge notes, non-convertible promissory notes, subordinated and senior secured debt, and senior secured debt through a participation agreement, offset by a decrease in our average holdings of U.S. government securities. During the three months ended September 30, 2012, our average holdings of U.S. government securities were $2,500,000, as compared with $21,498,938 during the three months ended September 30, 2011, primarily owing to the decrease in yield available over the durations of maturities in which we were willing to invest and the availability of fully FDIC insured demand deposit bank accounts. The average yield on our U.S. government securities for the three months ended September 30, 2012, and 2011, was 0.09 percent and 0.04 percent, respectively.

Operating expenses, including non-cash, stock-based compensation expense, were $1,846,580 and $2,320,685 for the three months ended September 30, 2012, and September 30, 2011, respectively. The decrease in operating expenses for the three months ended September 30, 2012, as compared with the three months ended September 30, 2011, was primarily owing to decreases in salaries, benefits and stock-based compensation expense, professional fees and directors' fees and expenses, offset by increases in administration and operations expense, rent expense and custody fees. Salaries, benefits and stock-based compensation expense decreased by $289,214, or 19.4 percent, for the three months ended September 30, 2012, as compared with the three months ended September 30, 2011, primarily as a result of a decrease in year-end employee bonus accruals of $470,750, offset by increases in salaries of employees owing to cost of living adjustments and costs associated with the addition of one full-time employee and two part-time employees, an increase of $19,795 in the projected benefit obligation expense accrual for medical retirement benefits and an increase in non-cash expense of $30,103 associated with the Amended Stock Plan. While the non-cash, stock-based compensation expense for the Amended Stock Plan increased our operating expenses by $472,304, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value. Professional fees decreased by $190,689, or 46.2 percent, through September 30, 2012, as compared with September 30, 2011, primarily as a result of decreases in certain legal and consulting fees associated with investor outreach and marketing efforts, offset by an increase in accounting fees. Directors' fees and expenses decreased by $17,372, or 21.6 percent, through September 30, 2012, as compared with September 30, 2011, primarily owing to the retirement of two members of our Board of Directors in 2012. Administration and operations expense increased by $5,426, or 2.6 percent, through September 30, 2012, as compared with September 30, 2011. Rent expense increased by $6,382, or 6.4 percent, for the three months ended September 30, 2012, as compared with the three months ended September 30, 2011. Our rent expense of $105,705 for the three months ended September 30, 2012, includes $91,980 of rent paid in cash and $13,725 non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term. Our rent paid in cash of $91,980 includes $4,373 of real estate tax escalation charges on our corporate headquarters located at 1450 Broadway in New York City. Custody fees increased by $9,273, or 211.7 percent, for the three months ended September 30, 2012, as compared with September 30, 2011.

Realized Income and Losses from Investments:

During the three months ended September 30, 2012, we realized net gains on investments of $2,776,048. During the three months ended September 30, 2011, we realized net losses on investments of $2,683,218.

During the three months ended September 30, 2012, we realized net gains of $2,776,048, consisting primarily of a realized gain of $2,695,339 on the sale of 277,659 shares of Solazyme, Inc., including the sale of 104,300 shares that were called subject to the terms of call option contracts. At September 30, 2012, we still owned 1,938,190 shares of Solazyme. We also had a realized gain of $80,573 on the repurchase and expiration of certain Solazyme and NeoPhotonics Corporation written call option contracts.

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

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the three months ended September 30, 2012, net unrealized appreciation on total investments decreased by $4,988,270, or 28.7 percent, from net unrealized appreciation of $17,361,078 at June 30, 2012, to net unrealized appreciation of $12,372,808 at September 30, 2012. During the three months ended September 30, 2011, net unrealized appreciation on total investments decreased by $28,281,981, or 109.3 percent, from net unrealized appreciation of $25,882,386 at June 30, 2011, to net unrealized depreciation of $2,399,595 at September 30, 2011.

During the three months ended September 30, 2012, net unrealized appreciation on our venture capital investments decreased by $6,099,871, from net unrealized appreciation of $17,825,260 at June 30, 2012, to net unrealized appreciation of $11,725,389 at September 30, 2012, owing primarily to write-downs in the valuations of the following investments held:

Investment	Amount of Write-Down

Solazyme, Inc.	$7,875,223
Bridgelux, Inc.	2,103,770
Contour Energy Systems, Inc.	1,279,064
Ancora Pharmaceuticals Inc.	1,238,523
Laser Light Engines, Inc.	1,069,528
Champions Oncology, Inc.	658,667
Senova Systems, Inc.	302,901
Mersana Therapeutics, Inc.	227,948
SiOnyx, Inc.	111,459
Ensemble Therapeutics Corporation	29,380
Metabolon, Inc.	16,346

The write-downs for the three months ended September 30, 2012, were offset by write-ups in the valuations of the following investments held:

Investment	Amount of Write-Up

Adesto Technologies Corporation	$3,655,548
Nanosys, Inc.	2,639,847
Nantero, Inc.	1,210,298
Cobalt Technologies, Inc.	569,334
NeoPhotonics Corporation	405,816
Xradia, Inc.	34,332
GEO Semiconductor, Inc.	25,824
NanoTerra, Inc.	20,625
OHSO Clean, Inc.	16,151
D-Wave Systems, Inc.	4,650

We had an increase in unrealized appreciation of $14,264 on the rights to milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc.

We had an increase in unrealized appreciation owing to foreign currency translation of $216,249 on our investment in D-Wave Systems, Inc.

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

Nine months ended September 30, 2012, as compared with the nine months ended September 30, 2011

In the nine months ended September 30, 2012, we had a net increase in net assets resulting from operations of $4,547. In the nine months ended September 30, 2011, we had a net decrease in net assets resulting from operations of $12,988,545.

Investment Income and Expenses:

We had net operating losses of $6,814,995 and $5,759,854 for the nine months ended September 30, 2012, and September 30, 2011, respectively. During the nine months ended September 30, 2012, and 2011, total investment income was $528,690 and $527,177, respectively. During the nine months ended September 30, 2012, and 2011, total operating expenses were $7,343,685 and $6,287,031, respectively, including non-cash stock-based compensation expense of $2,457,423 in 2012 and $1,427,321 in 2011. The increase in non-cash stock-based compensation is primarily associated with the voluntary cancellation of stock options and compensation cost for restricted stock during the second quarter of 2012.

During the nine months ended September 30, 2012, as compared with the same period in 2011, investment income increased, reflecting an increase in interest income from non-convertible promissory notes, subordinated and senior secured debt, and senior secured debt through a participation agreement, offset by a decrease in interest income from convertible bridge notes and a decrease in our average holdings of U.S. government securities. During the nine months ended September 30, 2012, we accrued net bridge note interest of $190,466, as compared with $274,045 during the nine months ended September 30, 2011. During the nine months ended September 30, 2012, our average holdings of U.S. government securities were $1,000,000, as compared with $30,834,769 during the nine months ended September 30, 2011, primarily owing to the decrease in yield available over the durations of maturities in which we were willing to invest and the availability of fully FDIC insured demand deposit bank accounts. The average yield on our U.S. government securities for the nine months ended September 30, 2012, and 2011, was 0.07 percent and 0.08 percent, respectively.

Operating expenses, including non-cash, stock-based compensation expense, were $7,343,685 and $6,287,031 for the nine months ended September 30, 2012, and September 30, 2011, respectively. The increase in operating expenses for the nine months ended September 30, 2012, as compared with the nine months ended September 30, 2011, was primarily owing to increases in salaries, benefits and stock-based compensation expense, administration and operations expense and rent expense, offset by decreases in professional fees, directors' fees and expenses and custody fees. Salaries, benefits and stock-based compensation expense increased by $1,074,298, or 26.4 percent, through September 30, 2012, as compared with September 30, 2011, primarily as a result of an increase in non-cash expense of $1,030,102 associated with the Amended Stock Plan. In May 2012, the executive officers of the Company voluntarily cancelled all of their outstanding stock options for no consideration. This resulted in a one-time charge of $1,365,242 to recognize all of the previously unrecognized compensation cost related to these options. While the non-cash, stock-based compensation expense for the Amended Stock Plan increased our operating expenses by $2,457,423, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value. We also had increases in salaries of employees owing to cost of living adjustments and costs associated with the hiring of one full-time employee and two part-time employees and an increase of $59,387 in the projected benefit obligation expense accrual for medical retirement benefits, offset by a decrease in year-end employee bonus accruals of $326,250. Administration and operations expense increased by $111,851, or 16.4 percent, through September 30, 2012, as compared with September 30, 2011, primarily as a result of increases in expenses associated with investor outreach expenses and costs of approximately $37,668 related to Meet the Portfolio Day. We did not hold a Meet the Portfolio Day during the comparable period in 2011. Rent expense increased by $25,079, or 9.0 percent, for the period ended September 30, 2012, as compared with the nine months ended September 30, 2011. Our rent expense of $303,402 for the nine months ended September 30, 2012, includes $305,382 of rent paid in cash, net of $1,980 non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term. Our rent paid in cash of $305,382 includes $5,137 of real estate tax escalation charges on our corporate headquarters located at 1450 Broadway in New York City. Professional fees decreased by $129,611, or 14.9 percent, through September 30, 2012, as compared with September 30, 2011, primarily as a result of decreases in certain legal and consulting fees associated with investor outreach and marketing efforts, offset by an increase in accounting fees. Directors' fees and expenses decreased by $23,812, or 9.0 percent, through September 30, 2012, as compared with September 30, 2011, primarily owing to the retirement of two members of our Board of Directors in 2012. Custody fees decreased by $16,745, or 32.0 percent, for the nine months ended September 30, 2012, as compared with September 30, 2011, owing to the lower fees charged by our new custodian, Union Bank.

Realized Income and Losses from Investments:

During the nine months ended September 30, 2012, and September 30, 2011, we realized net gains on investments of $4,313,573 and $2,678,853, respectively.

During the nine months ended September 30, 2012, we realized net gains of $4,313,573, consisting primarily of a realized gain of $3,366,218 on the sale of 365,959 shares of Solazyme, Inc., including the sale of 192,600 shares that were called subject to the terms of call option contracts and a realized gain of $458,911 on the repurchase and expiration of certain Solazyme and NeoPhotonics Corporation written call option contracts. At September 30, 2012, we still owned 1,938,190 shares of Solazyme. We also had realized gains on our escrow payments from the sales of BioVex Group, Inc., and Crystal IS, Inc.,

During the nine months ended September 30, 2011, we realized net gains of $2,678,853, consisting primarily of realized gains on our investments in BioVex Group, Inc., of $7,508,279 and in Siluria Technologies, Inc., of $25,000, offset by realized losses on our investments in Innovalight, Inc., of $665,269, Polatis, Inc., of $2,018,278, PolyRemedy, Inc., of $204,206 and in Questech Corporation of $1,966,591. A portion of the proceeds from the sale of Innovalight are held in escrow and valued at $462,839. Should the full amount of the escrow of $927,713 be released, the realized loss on the transaction will decrease to $200,395.

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the nine months ended September 30, 2012, net unrealized appreciation on total investments increased by $2,521,205, or 25.6 percent, from net unrealized appreciation of $9,851,603 at December 31, 2011, to net unrealized appreciation of $12,372,808 at September 30, 2012. During the nine months ended September 30, 2011, net unrealized appreciation on total investments decreased by $9,903,901, or 131.9 percent, from net unrealized appreciation of $7,504,306 at December 31, 2010, to net unrealized depreciation of $2,399,595 at September 30, 2011.

During the nine months ended September 30, 2012, net unrealized appreciation on our venture capital investments increased by $1,993,786, from net unrealized appreciation of $9,731,603 at December 31, 2011, to net unrealized appreciation of $11,725,389 at September 30, 2012, owing primarily to increases in the valuations of the following investments held:

Investment	Amount of Write-Up

Adesto Technologies Corporation	$6,214,431
Nanosys, Inc.	2,408,883
Nantero, Inc.	1,210,298
Ensemble Therapeutics Corporation	1,085,952
Xradia, Inc.	989,389
Cobalt Technologies, Inc.	819,921
Cambrios Technologies Corporation	800,546
NeoPhotonics Corporation	568,143
D-Wave Systems, Inc.	463,222
Enumeral Biomedical Corp.	215,343
NanoTerra, Inc.	38,543
OHSO Clean, Inc.	28,859
GEO Semiconductor, Inc.	15,204

The write-ups for the nine months ended September 30, 2012, were offset by write-downs in the valuations of the following investments held:

Investment	Amount of Write-Down

Solazyme, Inc.	$4,285,642
Bridgelux, Inc.	2,192,389
Mersana Therapeutics, Inc.	1,460,480
Contour Energy Systems, Inc.	1,279,064
Ancora Pharmaceuticals Inc.	1,234,747
Laser Light Engines, Inc.	1,110,977
Champions Oncology, Inc.	658,667
Senova Systems, Inc.	441,363
ABSMaterials, Inc.	390,000
SiOnyx, Inc.	32,993
Metabolon, Inc.	16,255

We had an increase in unrealized appreciation of $37,697 on the rights to milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc.

We had an increase in unrealized appreciation owing to foreign currency translation of $199,932 on our investment in D-Wave Systems, Inc.

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

Financial Condition

September 30, 2012

At September 30, 2012, our total assets and net assets were $153,696,713 and $148,160,377, respectively. At December 31, 2011, they were $150,343,653 and $145,698,407, respectively.

At September 30, 2012, our net asset value per share was $4.78, as compared with $4.70 at December 31, 2011. At September 30, 2012, and December 31, 2011, our shares outstanding were 31,000,601.

Significant developments in the nine months ended September 30, 2012, included an increase in the holdings of our venture capital investments of $10,828,706 and a decrease in our cash of $7,284,508. The increase in the value of our venture capital investments from $113,048,250 at December 31, 2011, to $123,876,956 at September 30, 2012, resulted primarily from an increase in the net value of our venture capital investments of $1,993,786 and by two new and 19 follow-on investments of $9,817,840. The decrease in our cash and treasury holdings from $33,841,394 at December 31, 2011, to $26,556,886 at September 30, 2012, is primarily owing to the payment of cash for operating expenses of $4,653,646 and to new and follow-on venture capital investments totaling $9,817,840, offset by net proceeds of $4,097,590 received from the sale of certain of our shares of Solazyme, Inc., net premium proceeds of $1,287,571 received from certain Solazyme and NeoPhotonics Corporation written call option contracts, $953,480 from the portion of our upfront payment held in escrow from the sale of BioVex Group, Inc., to Amgen, Inc., and $11,140 from the portion of our upfront payment held in escrow from the sale of Crystal IS, Inc., to Asahi Kasei Group.

The following table is a summary of additions to our portfolio of venture capital investments made during the nine months ended September 30, 2012:

New Investments	Amount of Investment

OpGen, Inc.	$815,000
OhSo Clean, Inc.	$720,000

Follow-On Investments	Amount of Investment

Adesto Technologies Corporation	$1,393,147
SiOnyx, Inc.	1,255,523
Ancora Pharmaceuticals Inc.	1,000,000
Enumeral Biomedical Corp.	750,000
Senova Systems, Inc.	657,692
Kovio, Inc.	588,000
Contour Energy Systems, Inc.	480,000
D-Wave Systems, Inc.	440,999
Laser Light Engines, Inc.	434,784
Mersana Therapeutics, Inc.	316,453
Cambrios Technologies Corporation	216,168
Laser Light Engines, Inc.	186,955
Mersana Therapeutics, Inc.	124,542
Ensemble Therapeutics Corporation	109,433
Ultora, Inc.	107,753
Ultora, Inc.	67,821
Ultora, Inc.	64,652
Cobalt Technologies, Inc.	45,097
Nanosys, Inc.	43,821

Total	$9,817,840

The following tables summarize the values of our portfolios of venture capital investments and U.S. government obligations, as compared with their cost, at September 30, 2012, and December 31, 2011:

	September 30, 2012	December 31, 2011

Venture capital investments, at cost	$112,151,567	$103,316,647
Net unrealized appreciation(1)	11,725,389	9,731,603
Venture capital investments, at value	$123,876,956	$113,048,250

	September 30, 2012	December 31, 2011

U.S. government obligations, at cost	$9,999,914	$0
Net unrealized appreciation(1)	86	0
U.S. government obligations, at value	$10,000,000	$0

(1)At September 30, 2012, and December 31, 2011, the net accumulated unrealized appreciation on investments was $12,372,808 and $9,851,603, respectively.

Liquidity

Our liquidity and capital resources are generated and are generally available through our cash holdings, interest earned on our investments on U.S. government securities, cash flows from the sales of U.S. government securities and payments received on our venture debt investments, proceeds from periodic follow-on equity offerings and realized capital gains retained for reinvestment.

We fund our day-to-day operations using interest earned and proceeds from our cash holdings, the sales of our investments in U.S. government securities, when applicable, and interest earned from our venture debt securities. We believe the increase or decrease in the value of our venture capital investments does not materially affect the day-to-day operations of the Company or our daily liquidity. As of September 30, 2012, and December 31, 2011, we had no investments in money market mutual funds.

We have a $10 million three-year revolving credit facility with TD Bank, N.A. This credit facility is used to fund our venture debt investments and not for the payment of day-to-day operating expenses. As of September 30, 2012, we had debt outstanding of $2,000,000, which is approximately 1.3 percent of our net assets. This debt is collateralized with cash held in a restricted account on a one-for-one basis with the amount of debt outstanding from the credit facility. Therefore, repayment of the outstanding debt as of September 30, 2012, would not have a significant impact on our daily liquidity. We have not issued any debt securities, and, therefore, are not subject to credit agency downgrades.

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

At September 30, 2012, and December 31, 2011, our total net primary liquidity was $26,694,583 and $33,910,442, respectively. Our primary liquidity is principally comprised of our cash, U.S. government securities, when applicable, and certain receivables. The decrease in our primary liquidity from December 31, 2011, to September 30, 2012, is primarily owing to the use of funds for investments and payment of net operating expenses, offset by the receipt of $953,480 from the portion of our upfront payment held in escrow from the sale of BioVex Group, Inc., to Amgen, Inc., which was released on March 16, 2012, the receipt of $11,140 from the portion of our upfront payment held in escrow from the sale of Crystal IS, Inc., to Asahi Kasei Group, which was released on April 30, 2012, and $4,097,590 received from the sale of a portion of our shares of Solazyme. During the first nine months of 2012, we also purchased and sold call option contracts on our publicly traded positions generating net premiums of $1,287,571.

At September 30, 2012, and December 31, 2011, our secondary liquidity was $26,217,767 and $31,457,861, respectively. Our secondary liquidity consists of our publicly traded securities. Although these companies are publicly traded, their stock may not trade at high volumes and prices can be volatile, which may restrict our ability to sell our positions at any given time. We may also be restricted for a period of time in selling our positions in these companies due to our shares being unregistered. As of September 30, 2012, none of our publicly traded securities were restricted from sale.

We do not include funds held in escrow from the sale of investments in primary or secondary liquidity. These funds will become primary liquidity if and when they are received at the expiration of the escrow period.

We believe that the current and future venture capital environment may adversely affect the valuation of investment portfolios, lead to tighter lending standards and result in reduced access to capital. These conditions may lead to a decline in net asset value and/or decline in valuations of our portfolio companies in future quarters. Although we cannot predict future market conditions, we continue to believe that our current cash and U.S. government security holdings and our ability to adjust our investment pace will provide us with adequate liquidity to execute our current business strategy.

Except for a rights offering, we are generally not able to issue and sell our common stock at a price below our net asset value per share, exclusive of any distributing commission or discount, without shareholder approval. As of September 30, 2012, our net asset value per share was $4.78 per share and our closing market price was $3.79 per share. We do not currently have shareholder approval to issue or sell shares below our net asset value per share.

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

The Company’s outstanding debt balance was $2,000,000 and $1,500,000 at September 30, 2012, and December 31, 2011, respectively. The annual weighted average interest cost for the nine months ended September 30, 2012, was 1.6 percent, exclusive of amortization of closing fees and other expenses related to establishing the credit facility. The remaining capacity under the credit facility was $8,000,000 at September 30, 2012. At September 30, 2012, the Company was in compliance with all financial covenants required by the credit facility.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows:

Payments Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facility(1)	$2,000,000	$—	$2,000,000	$—	$—

Operating leases	$2,188,493	$395,876	$527,718	$579,016	$685,883

As of September 30, 2012, we had $8,000,000 of unused borrowing capacity under our credit facility.

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

Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") As of September 30, 2012, our financial statements include venture capital investments valued at $98,973,856, the fair values of which were determined in good faith by, or under the direction of, the Board of Directors. As of September 30, 2012, approximately 66.8 percent of our net assets represent investments in portfolio companies at fair value by the Board of Directors.

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

Historically, difficult venture capital environments have resulted in companies not receiving financing and being subsequently closed down with a loss of investment to venture investors, and other companies receiving financing but at significantly lower valuations than the preceding rounds, leading to very deep dilution for those who do not participate in the new rounds of investment. Our best estimate of this non-performance risk has been quantified and included in the valuation of our portfolio companies as of September 30, 2012.

As of September 30, 2012, 79.9 percent of our portfolio company investments by value were classified as Level 3 in the hierarchy, indicating a high level of judgment required in their valuation.

The values assigned to our assets are based on available information and do not necessarily represent amounts that might ultimately be realized, as these amounts depend on future circumstances and cannot be reasonably determined until the individual investments are actually liquidated or become readily marketable. Upon sale of investments, the values that are ultimately realized may be materially different from what is presently estimated.

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

Recent Developments - Portfolio Companies

On October 1, 2012, the Company made a $200,000 follow-on investment in a privately held, equity-focused portfolio company.

On October 9, 2012, the Company made a $15,032 follow-on investment in a privately held, equity-focused portfolio company.

On October 12, 2012, we sold 500 written call option contracts in Solazyme, Inc., expiring on October 20, 2012, with a strike price of $10.00. We received premiums of approximately $15,520 for these contracts.

On October 20, 2012, a total of 1,532 written call option contracts in Solazyme, Inc., expired unexercised.

On October 23, 2012, the Company made a $1,000,000 follow-on investment in a privately held, equity-focused portfolio company.

On October 23, 2012, we sold 1,300 written call option contracts in Solazyme, Inc., expiring on November 17, 2012, with a strike price of $7.50. We received premiums of approximately $212,500 for these contracts.

On October 23, 2012, we purchased 1,300 put option positions in Solazyme, Inc., expiring on November 17, 2012, with a strike price of $7.50, for a payment of approximately $21,400.

On October 24, 2012, we sold 1,500 written call option contracts in NeoPhotonics Corporation, expiring on December 22, 2012, with a strike price of $5.00. We received premiums of approximately $95,250 for these contracts.

On October 29, 2012, the Company made a $2,445,000 follow-on investment in a privately held, equity-focused portfolio company.

On October 29, 2012, the Company made a $29,994 follow-on investment in a privately held, equity-focused portfolio company.

In October 2012, we sold 9,000 shares of Solazyme for proceeds of approximately $100,931.

As of September 30, 2012, we owned an aggregate of 1,938,190 shares of Solazyme. We valued this position at $22,269,803. The key input to our valuation of Solazyme was the share price as of the close of trading on September 28, 2012, which was $11.49. At September 30, 2012, this investment represented $0.72 of our net asset value per share. As of November 7, 2012, Solazyme’s closing price was $7.56 per share, and we owned 1,929,190 shares of Solazyme. At this price, our shares of Solazyme are valued at $14,584,676, or $0.47 of our net asset value per share, as of November 7, 2012.

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

The values assigned to our assets are based on available information and do not necessarily represent amounts that might ultimately be realized, as these amounts depend on future circumstances and cannot be reasonably determined until the individual investments are actually liquidated or become readily marketable. Upon sale of investments, the values that are ultimately realized may be materially different from what is presently estimated.

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

We may also invest in both short- and long-term U.S. government and agency securities. To the extent that we invest in short- and long-term U.S. government and agency securities, changes in interest rates result in changes in the value of these obligations that result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements, and the quantity and duration of long-term U.S. government and agency securities held by the Company, and it will vary from period to period. If the average interest rate on U.S. government securities at September 30, 2012, were to increase by 25, 75 and 150 basis points, the average value of these securities held by us at September 30, 2012, would decrease by approximately $25,000, $75,000 and $150,000, respectively, and the portion of our net asset value attributable to such securities would decrease correspondingly.

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

Foreign Currency Risk

Most of our investments are denominated in U.S. dollars. We currently have one investment denominated in Canadian dollars. We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates. The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates was $472,739 at September 30, 2012.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the 1934 Act). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures. As of September 30, 2012, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the third quarter of 2012 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Approximately 12.9 percent of the net asset value attributable to our equity-focused venture capital investment portfolio, or 10.3 percent of our net asset value, as of September 30, 2012, is concentrated in one company, Adesto Technologies Corporation.

At September 30, 2012, we valued our investment in Adesto Technologies Corporation, which had a historical cost to us of $7,278,678, at $15,284,226, or 12.9 percent of the net asset value attributable to our equity-focused venture capital investment portfolio, excluding our rights to potential future milestone payments from the sale of BioVex to Amgen, or 10.3 percent of our net asset value. Any downturn in the business outlook of Adesto could have a significant effect on our specific investment in Adesto, and the overall value of our portfolio, and could have a significant adverse effect on the value of our common stock.

Item 6. Exhibits

3.2	Amended and Restated Bylaws, incorporated by reference as Exhibit 3.1 to the Company's Form 8-K (File No. 814-00176) filed on August 3, 2012.

31.01*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harris & Harris Group, Inc.

/s/	Daniel B. Wolfe
By:	Daniel B. Wolfe
Chief Financial Officer

/s/	Patricia N. Egan
By:	Patricia N. Egan
Chief Accounting Officer
and Vice President

Date: November 8, 2012

EXHIBIT INDEX

Exhibit No.	Description

3.2	Amended and Restated Bylaws, incorporated by reference as Exhibit 3.1 to the Company's Form 8-K (File No. 814-00176) filed on August 3, 2012.

31.01	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

