Form 10-K
period 2012-12-31
HARRIS & HARRIS GROUP INC /NY/
filed 2013-03-15
CIK 893739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

☑ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

☐ Yes       ☑ No

The aggregate market value of the common stock held by non-affiliates of Registrant as of June 30, 2012 was $116,285,476 based on the last sale price as quoted by the Nasdaq Global Market on such date (only officers and directors are considered affiliates for this calculation).

As of March 14, 2013, the registrant had 31,116,881 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE	INCORPORATED AT

Harris & Harris Group, Inc. Proxy Statement for the	Part III, Items 10, 11,
2013 Annual Meeting of Shareholders	12, 13 and 14

PART I

Item 1.	Business.

Harris & Harris Group, Inc.® (the "Company," "us," "our," and "we"), is an internally managed venture capital company specializing in science-enabled technologies, particularly nanotechnology and microsystems. We have elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, (the "1940 Act"). For tax purposes, we have elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986. We were incorporated under the laws of the state of New York in August 1981. Our primary investment objective is to achieve long-term capital appreciation by making venture capital investments. Generation of current income is a secondary objective. We define venture capital investments as the money and resources made available to privately held and publicly traded small businesses that we believe have exceptional growth potential. Our investment approach is comprised of a patient examination of available opportunities, thorough due diligence and close involvement with management of our portfolio companies. As a venture capital company, we invest in and provide managerial assistance to our portfolio companies, many of which, in our opinion, have significant potential for growth. We are overseen by our Board of Directors and managed by our officers and have no external investment advisor.

We generally make venture capital investments in science-enabled companies, particularly those that are commercializing or integrating products enabled by nanotechnology or microsystems. This investment focus is not a fundamental policy and accordingly may be changed without shareholder approval, although we intend to give shareholders at least 60 days' prior notice of any change in our nanotechnology focus.

Nanotechnology is measured in nanometers, which are units of measurement in billionths of a meter. Microsystems are measured in micrometers, which are units of measurement in millionths of a meter. We sometimes use "tiny technology" to describe both of these disciplines. Nanotechnology and microsystems are multidisciplinary and widely applicable, and they incorporate technology that was not previously in widespread use. Products enabled by nanotechnology and microsystems are applicable to a large number of industries including pharmaceuticals, diagnostics, medical devices, telecommunications, electronics and semiconductors, as well as industries that seek to address global problems related to resource constraints.

We consider a company to fit our current investment thesis if the company employs or integrates or intends to employ or integrate technology that we consider to be at the microscale or smaller and if the employment of that technology is material to its business plan. Because it is in many respects a new field, tiny technology has significant scientific, engineering and commercialization risks. While we believe nanotechnology and microsystems are important foundations of our portfolio companies, these companies build businesses that must address needs in traditional industries. As such, we may highlight how our portfolio companies are addressing these needs without a specific discussion about the contribution of nanotechnology or microsystems to these efforts.

We believe companies that leverage scientific innovations, particularly those at the nanoscale, are emerging as leaders in their respective industry sectors.  These industry sectors include life sciences, energy and electronics. The knowledge of core domains within each of these industry sectors can be augmented by exposure to the adjacent or even entirely "white-field" multi-disciplinary technology domains including: nanoscale materials, novel analytical instrumentation and manufacturing tools, ultrafast computational and modeling capabilities, high-function mobile devices, high-speed wireless data transfer and high-density, long-lasting and renewable sources of energy.  Our investment team has the ability to identify and invest in such domains.

As of December 31, 2012, our venture capital portfolio comprised 81.8 percent of our total assets, our cash and U.S. Treasury holdings comprised 17.0 percent of our total assets, and other assets comprised the remaining 1.2 percent of our total assets. As of December 31, 2012, we had no debt outstanding.

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

We expect to invest a substantial portion of our assets in securities that we consider to be private venture capital equity investments. These private venture capital equity investments usually do not pay interest or dividends and typically are subject to legal or contractual restrictions on resale that may adversely affect the liquidity and marketability of such securities. Some of our convertible bridge notes may result in payment-in-kind ("PIK") interest. We do not limit our investments to any particular industries or categories of investments enabled by nanotechnology and microsystems. Our securities investments may consist of private, public or governmental issuers of any type, subject to the restrictions imposed on us as a BDC under the 1940 Act. Subject to the diversification requirements applicable to a RIC, we may commit all of our assets to only a few investments.

We currently invest our capital directly into portfolio companies. We may in the future seek to invest our capital alongside capital of other investors through investment funds that we control. Such funds would enable us to generate income from management fees and the potential to participate economically in the returns on the funds invested above and beyond the returns generated from investment of our capital. These funds would also enable us to increase the amount of capital invested per portfolio company.

Achievement of our investment objective is dependent upon the judgment of a team of four professional, full-time members of management, all of whom are designated as Managing Directors: Douglas W. Jamison, Daniel B. Wolfe, Alexei A. Andreev and Misti Ushio. This team collectively has expertise in venture capital investing, intellectual property and science and technology, particularly nanotechnology. There can be no assurance that a suitable replacement could be found for any of our officers upon their retirement, resignation, inability to act on our behalf, or death.

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

We may assist in raising additional capital for these companies from other potential investors and may subordinate our own investment to that of other investors. We typically find it necessary or appropriate to provide additional capital of our own in rounds of financing subsequent to our initial investment. We may introduce these companies to potential joint venture partners, suppliers and customers. In addition, we may assist in establishing relationships with investment bankers and other professionals. We may also assist management of our investee companies with strategy and execution of merger and acquisition ("M&A") transactions. While we do not currently derive income from these companies for the performance of any of the above services, we may seek to do so in the future.

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

Equity, Equity-Related Securities and Debt with Equity Features

We may invest in equity, equity-related securities and debt with equity features. These securities include common stock or units, preferred stock or units, debt instruments convertible into common or preferred stock or units, limited partnership interests, other beneficial ownership interests and warrants, options or other rights to acquire or agreements to sell any of the foregoing.

We primarily make investments in companies with operating histories that are unprofitable or marginally profitable, that have negative net worth or that are involved in bankruptcy or reorganization proceedings. These investments would involve businesses that management believes have potential for rapid growth through the infusion of additional capital and management assistance. In addition, we may make investments in connection with the acquisition or divestiture of companies or divisions of companies. There is a significantly greater risk of loss with these types of securities than is the case with traditional investment securities.

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

Most of our current portfolio company investments are in the equity securities of private companies. Investments in equity securities of private companies often involve securities that are restricted as to sale and cannot be sold in the open market without registration under the Securities Act of 1933 or pursuant to a specific exemption from these registrations. Opportunities for sale are more limited than in the case of marketable securities, although these investments may be purchased at more advantageous prices and may offer attractive investment opportunities. Even if one of our portfolio companies completes an initial public offering ("IPO"), we are typically subject to a lock-up agreement for 180 days, and the stock price may decline substantially before we are free to sell or enter into contracts to sell these shares. These lock-up restrictions apply to us and our shares of the portfolio company and generally include provisions that stipulate that we are not permitted to offer, pledge or sell our shares, including selling covered call options on our shares, prior to the expiration of the lock-up period.  We are also prohibited from entering into securities lending arrangements for these securities during the lock-up period.

We may employ an option strategy of writing (selling) covered call options or purchasing put options on one or more of our public portfolio companies once any restrictions and/or lock-up periods expire. Call options are contracts representing the right to purchase a common stock at a specified price (the "strike price") at a specified future date (the "expiration date"). Selling a covered call option represents an obligation to sell a specified number of shares of common stock at a strike price by an expiration date if the stock achieves the strike price and if it is called. A call option whose strike price is above the current price of the underlying stock is called "out-of-the-money." A call option whose strike price is below the current price of the underlying stock is called "in-the-money." When stocks in the portfolio rise, call options that were out-of-the-money when written may become in-the-money, thereby increasing the likelihood that they could be exercised, and we are forced to sell the stock. While this may be desirable in some instances, we may minimize undesirable option assignments by repurchasing the call options prior to expiration, generating a gain or loss in the options. If the options were not to be repurchased, the option holder could exercise its rights and buy the stock from us at the strike price if the stock traded at a higher price than the strike price. We will only "sell" or "write" options on common stocks held in our portfolio. We will not sell "naked" call options, i.e., options representing more shares of the stock than are held in the portfolio. For conventional listed call options, the options’ expiration dates are commonly up to nine months from the date the call options are first listed for trading. Longer-term call options can have expiration dates up to three years from the date of listing. We currently expect the majority of written call options to have expirations of equal to or less than one year from the date the call option is first listed for trading.

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

We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in market conditions, currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions.

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

Debt Investments

We may hold debt securities, including in privately held and thinly traded public companies, for income and as a reserve pending more speculative investments. Debt obligations may include U.S. government and agency securities, commercial paper, bankers’ acceptances, receivables or other asset-based financing, notes, bonds, debentures, or other debt obligations of any nature and repurchase agreements related to these securities. These obligations may have varying terms with respect to security or credit support, subordination, purchase price, interest payment and length of time to maturity from private, public or governmental issuers of any type located anywhere in the world. We may invest in debt obligations of companies with operating histories that are unprofitable or marginally profitable, that have negative net worth or are involved in bankruptcy or reorganization proceedings, or that are start-up or development-stage small businesses. In addition, we may participate in the acquisition or divestiture of companies or divisions of companies through issuance or receipt of debt obligations. As of December 31, 2012, the debt obligations held in our portfolio consisted of convertible bridge notes, secured non-convertible notes, senior secured non-convertible debt through participation agreements and a subordinated non-convertible note. The convertible bridge notes generally do not generate cash payments to us, nor are they held for that purpose. Our convertible bridge notes and the interest accrued thereon are generally held for the purpose of potential conversion into equity at a future date.

Our investments in debt obligations may be of varying quality, including non-rated, unsecured, highly speculative debt investments with limited marketability. Investments in lower-rated and non-rated securities, commonly referred to as "junk bonds," including our non-convertible debt investments, are subject to special risks, including a greater risk of loss of principal and non-payment of interest. Generally, lower-rated and non-rated securities offer a higher return potential than higher-rated securities, but involve greater volatility of price and greater risk of loss of income and principal, including the possibility of default or bankruptcy of the issuers of these securities. Lower-rated securities and comparable non-rated securities will likely have large uncertainties or major risk exposure to adverse economic conditions and are predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal in accordance with the terms of the obligation. In addition, issuers of lower-rated securities and comparable non-rated securities are often highly leveraged and may not have more traditional methods of financing available to them; therefore, their ability to service their debt obligations during an economic downturn or during sustained periods of rising interest rates may be impaired. The risk of loss owing to default by these issuers is significantly greater because lower-rated securities and comparable non-rated securities generally are unsecured and frequently are subordinated to the prior payment of senior indebtedness. We may incur additional expenses to the extent that we are required to seek recovery upon a default in the payment of principal or interest on our portfolio holdings. In addition, many of the companies in which we invest have limited cash flows and no income, which may limit our ability to recover in the event of a default.

The markets in which lower-rated securities or comparable non-rated securities are traded generally are more limited than those in which higher-rated securities are traded. The existence of limited markets for these securities may restrict our ability to obtain accurate market quotations for the purposes of valuing lower-rated or non-rated securities and calculating net asset value or to sell securities at their fair value. The market values of lower-rated and non-rated securities also tend to be more sensitive to individual corporate developments and changes in economic conditions than higher-rated securities. The occurrence of adverse conditions and uncertainties to issuers of lower-rated securities would likely reduce the value of lower-rated or non-rated securities held by us, with a commensurate effect on the value of our shares, when applicable.

The market values of investments in debt securities that carry no equity conversion rights usually reflect yields generally available on securities of similar quality and type at the time purchased. When interest rates decline, the market value of a debt portfolio already invested at higher yields can be expected to rise if the securities are protected against early call. Similarly, when interest rates increase, the market value of a debt portfolio already invested at lower yields can be expected to decline. Deterioration in credit quality also generally causes a decline in market value of the security, while an improvement in credit quality generally leads to increased value.

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

Borrowing and Margin Transactions

We may from time to time borrow money or obtain credit by any lawful means from banks, lending institutions, other entities or individuals, in negotiated transactions. We may issue, publicly or privately, bonds, debentures or notes, in series or otherwise, with interest rates and other terms and provisions, including conversion rights, on a secured or unsecured basis, for any purpose, up to the maximum amounts and percentages permitted for BDCs under the 1940 Act. The 1940 Act currently prohibits us from borrowing any money or issuing any other senior securities (including preferred stock but excluding temporary borrowings of up to five percent of our assets), if after giving effect to the borrowing or issuance, the value of our total assets less liabilities not constituting senior securities would be less than 200 percent of our senior securities. We may pledge assets to secure any borrowings. As of December 31, 2012, we had no debt.

A primary purpose of our borrowing power is for leverage and to increase our ability to acquire larger positions in our investments while maintaining a substantial balance of cash on our balance sheet. As discussed in more detail below in "Management's Discussion and Analysis of Financial Condition and Results of Operations," we believe we need a strong balance sheet to have access to the best deal flow. Borrowings for leverage accentuate any increase or decrease in the market value of our investments and thus our net asset value. Because any decline in the net asset value of our investments will be borne first by holders of common stock, the effect of leverage in a declining market would be a greater decrease in net asset value applicable to the common stock than if we were not leveraged. Any decrease would likely be reflected in a decline in the market price of our common stock. To the extent the income derived from assets acquired with borrowed funds exceeds the interest and other expenses associated with borrowing, our total income will be greater than if borrowings were not used. Conversely, if the income from assets is not sufficient to cover the borrowing costs, our total income will be less than if borrowings were not used. If our current income is not sufficient to meet our borrowing costs (repayment of principal and interest), we might have to liquidate some or all of our investments when it may be disadvantageous to do so. Our borrowings for the purpose of buying most liquid equity securities will be subject to the margin rules, which require excess liquid collateral marked to market daily. If we are unable to post sufficient collateral, we will be required to sell securities to remain in compliance with the margin rules. These sales might be at disadvantageous times or prices. We may in the future use borrowings to make equity-focused investments.

Portfolio Company Turnover

Changes with respect to portfolio companies will be made as our management considers necessary in seeking to achieve our investment objectives. The rate of portfolio turnover will not be treated as a limiting or relevant factor considered by management when making portfolio changes.

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

Competition

Numerous companies and individuals are engaged in the venture capital business, and such business is intensely competitive. We believe our corporate structure permits public market investors to participate in venture capital and to participate in the commercialization of science-related breakthroughs, particularly those enabled by nanotechnology, while many of the leading companies are still private. We also believe our corporate structure permits greater liquidity and better transparency than other venture capital businesses. We believe that we have invested in more nanotechnology-enabled small businesses than any venture capital firm and that we have assembled a team of investment professionals that, in addition to a proven track record of successful venture capital investing, have scientific and intellectual property expertise that is relevant to investing in science-related breakthroughs, particularly those enabled by nanotechnology. Nevertheless, many of our competitors have significantly greater financial and other resources than we do and are, therefore, in certain respects, in a better position than we are to obtain access to attractive venture capital investments. There can be no assurance that we will be able to compete against these venture capital businesses for attractive investments, particularly in capital-intensive companies.

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

Except under certain conditions, we may sell our securities at a price that is below the prevailing net asset value per share only during the 12-month period after (i) a majority of our directors and our disinterested directors have determined that such sale would be in the best interest of us and our shareholders and (ii) the holders of a majority of our outstanding voting securities and the holders of a majority of our voting securities held by persons who are not affiliated persons of ours approve our ability to make such issuances. A majority of the disinterested directors must determine in good faith that the price of the securities being sold is not less than a price which closely approximates the market value of the securities, less any distribution discount or commission.

Certain transactions involving certain closely related persons of the Company, including its directors, officers and employees, may require the prior approval of the SEC. However, the 1940 Act ordinarily does not restrict transactions between us and our portfolio companies.

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Investment Advisers Act of 1940, as amended (the "Advisers Act") that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code's requirements.

To the extent we are successful raising private funds that are controlled by us, we will also be subject to regulation under the Advisers Act. The Advisers Act establishes, among other things, recordkeeping and reporting requirements, disclosure requirements, limitations on transactions between the advisor's account and an advisory client's account, limitations on transactions between the accounts of advisory clients, and general anti-fraud prohibitions. We will also be examined by the SEC from time to time for compliance with the Advisers Act.

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

Although we received SEC certifications for 1999-2011, there can be no assurance that we will receive such certification for subsequent years (to the extent we need additional certifications as a result of changes in our portfolio). We intend to apply for certification for 2012. If we require, but fail to obtain, the SEC certification for a taxable year, we may fail to qualify as a RIC for such year. We also will fail to qualify for favorable RIC tax treatment for a taxable year if we do not satisfy the Income Source Rule or Income Distribution Rule for such year. In the event we do not satisfy the Income Source Rule, the Asset Diversification Rule and the Income Distribution Rule for any taxable year, we will be subject to federal tax with respect to all of our taxable income, whether or not distributed. In addition, all our distributions to shareholders in that situation generally will be taxable as ordinary dividends.

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

Subsidiaries

H&H Ventures Management, Inc.SM ("Ventures"), formerly Harris & Harris Enterprises, Inc.SM, is a 100 percent wholly owned subsidiary of the Company and is consolidated in our financial statements. Ventures holds the lease for our office space in Palo Alto, California, is a partner in Harris Partners I, L.P. SM, and is taxed as a C Corporation. Harris Partners I, L.P., is a limited partnership and has historically owned our interests in partnership investments. The partners of Harris Partners I, L.P., are Ventures (sole general partner) and the Company (sole limited partner). Ventures, as the sole general partner, consolidates Harris Partners I, L.P.

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

Employees

As of December 31, 2012, we employed 11 full-time employees and two part-time employees. We believe our relations with our employees are generally good.

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

Risks related to our investments.

Approximately 36.9 percent of the net asset value attributable to our equity-focused venture capital investment portfolio, or 29.5 percent of our net asset value, as of December 31, 2012, is concentrated in three companies, Solazyme, Inc., Xradia, Inc., and Adesto Technologies Corporation.

At December 31, 2012, we valued our investment in Solazyme, which had a historical cost to us of $4,248,476, at $14,130,629, our investment in Xradia which had a historical cost to us of $4,000,000 at $12,303,684, and our investment in Adesto, which had a historical cost to us of $7,278,678, at $11,463,167, which collectively is 36.9 percent of the net asset value attributable to our equity-focused venture capital investment portfolio, excluding our rights to potential future milestone payments from the sale of BioVex to Amgen, or 29.5 percent of our net asset value.

Solazyme is now publicly traded on the Nasdaq Global Select Market.  As of December 31, 2012, we owned an aggregate of 1,797,790 shares of Solazyme. Our valuation of Solazyme as of December 31, 2012, was based on the share price as of the close of trading on December 31, 2012, which was $7.86. Any downturn in the business outlook of Solazyme, any failure of the products of Solazyme to receive widespread acceptance in the marketplace, any broad decrease in value of the public markets or negative events in the biofuel or algae-derived oil industry sectors could have a significant effect on the value of our current investment in Solazyme, and the overall value of our portfolio, and could have a significant adverse effect on the value of our common stock. As of March 14, 2013, Solazyme’s closing price was $8.88 per share.

Additionally, any downturn in the business outlook and/or substantial changes in the funding requirements of Xradia or Adesto could have a significant effect on the value of our current investments in those companies, and the overall value of our portfolio, and could have a significant adverse effect on the value of our common stock.

The difficult venture capital investment and capital market climates could increase the non-performance risk for our portfolio companies.

While the public markets and corporate growth are improving, unemployment remains high, and there are global instabilities, including sovereign debt issues and the potential for future inflation. Even with signs of economic improvement, the availability of capital for venture capital firms and venture-backed companies continues to be limited, particularly for capital-intensive, science-enabled, small businesses such as the ones in which we invest. Historically, difficult venture environments have resulted in a higher than normal number of small businesses not receiving financing and being subsequently closed down with a loss to venture investors, and other small businesses receiving financing but at significantly lower valuations than the preceding financing rounds. This issue is compounded by the fact that many existing venture capital firms have few remaining years of investment and available capital owing to the finite lifetime of the funds managed by these firms. Additionally, even if a firm was able to raise a new fund, commonly new funds are not permitted to invest with old funds in existing investments. As such, improvements in the liquidity environment for venture-backed companies through IPOs and M&A transactions and the currently improving public markets in general may not translate to an increase in the available capital to venture-backed companies, particularly those that have investments from funds that are in the latter stage of life unless such improvements continue for some time into the future. Further, many of our portfolio companies receive non-dilutive funding through government contracts and grants. Sequestration could have a direct and significant reduction in our portfolio companies' contract or grant awards. Sequestration will also likely result in reduced budgets at research facilities, which will reduce the volume of products they could potentially purchase from our portfolio companies.

We believe that these factors continue to introduce significant non-performance risk for venture-backed companies that need to raise additional capital or that require substantial amounts of capital to execute on their business plans. We define non-performance as the risk that the price per share (or implied valuation of a portfolio company) or the effective yield of a debt security of a portfolio company, as applicable, does not appropriately represent the risk that a portfolio company that requires or seeks to raise additional capital will be: (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation of the most recent round of financing. In these circumstances, the portfolio company could be recapitalized at a valuation significantly lower than the post-money valuation implied by our valuation method, sold at a loss to our investment or shut down. In addition, significant changes in the capital markets, including periods of extreme volatility and disruption, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. We believe further that the long-term effects of the difficult venture capital investment and difficult, but improving, liquidity environments will continue to affect negatively the fundraising ability of some small businesses regardless of near-term improvements in the overall global economy and public markets.

The average length of time from founding to a liquidity event is at historical highs, which could result in companies remaining in our portfolio longer, leading to lower returns, write-downs and write-offs.

Beginning in about 2001, many fewer venture capital-backed companies per annum have been able to complete IPOs than in the years of the previous decade.  On average, more capital and more time than in previous decades are required for companies to reach these liquidity events. This trend has and may continue to lead to companies remaining longer in our portfolio as illiquid, privately held entities that may require additional funding.  In the best case, such stagnation would dampen returns, and in the worst case, could lead to write-downs and write-offs as some companies run short of cash and have to accept lower valuations in private financings or are not able to access additional capital at all.  The difficult venture capital climate is also causing some venture capital firms to change their investment strategies. Accordingly, some venture capital firms are reducing funding of their portfolio companies, making it more difficult for such companies to access capital and to fulfill their potential. In some cases this leads to write-downs and write-offs of such companies by other venture capital firms, such as ourselves, who are co-investors in such companies.

Investing in small, privately held and publicly traded companies involves a high degree of risk and is highly speculative.

We have invested a substantial portion of our assets in privately held companies, the securities of which are inherently illiquid. We also seek to invest in publicly traded small businesses that we believe have exceptional growth potential. Although these companies are publicly traded, their stock may not trade at high volumes, and prices can be volatile, which may restrict our ability to sell our positions. These privately held and publicly traded small businesses tend to lack management depth, to have limited or no history of operations and to have not attained profitability. Companies commercializing products enabled by nanotechnology or microsystems are especially risky, involving scientific, technological and commercialization risks. Because of the speculative nature of these investments, these securities have a significantly greater risk of loss than traditional investment securities. Some of our venture capital investments are likely to be complete losses or unprofitable, and some will never realize their potential. We have been and will continue to be risk seeking rather than risk averse in our approach to venture capital and other investments. Neither our investments nor an investment in our common stock is intended to constitute a balanced investment program.

We invest in sectors including life sciences, energy and electronics that are subject to specific risks related to each industry.

The three largest portions of our portfolio are invested in life sciences, energy and electronics companies. Our life sciences portfolio consists of companies that commercialize and integrate products in life sciences-related industries, including biotechnology, pharmaceuticals, diagnostics and medical devices. There are risks in investing in companies that target life sciences-related industries, including, but not limited to, the uncertainty of timing and results of clinical trials to demonstrate the safety and efficacy of products; failure to obtain any required regulatory approval of products; failure to develop manufacturing processes that meet regulatory standards; competition, in particular from companies that develop rival products; and the ability to protect proprietary technology. Adverse developments in any of these areas may adversely affect the value of our life sciences portfolio.

This life sciences industry is dominated by large multinational corporations with substantial greater financial and technical resources than generally will be available to the portfolio companies. Such large corporations may be better able to adapt to the challenges presented by continuing rapid and major scientific, regulatory and technological changes as well as related changes in governmental and third-party reimbursement policies.

Within the life sciences industry, the development of products generally is a costly and time-consuming process. Many highly promising products ultimately fail to prove to be safe and effective. There can be no assurance that the research or product development efforts of the portfolio companies or those of their collaborative partners will be successfully completed, that specific products can be manufactured in adequate quantities at an acceptable cost and with appropriate quality, or that such products can be successfully marketed or achieve customer acceptance. There can be no assurance that a product will be relevant and/or be competitive with products from other companies following the costly, time-consuming process of its development.

The research, development, manufacturing, and marketing of products developed by some life sciences companies are subject to extensive regulation by numerous government authorities in the United States and other countries. There can be no assurance that products developed by the portfolio companies will ever be approved by such governmental authorities.

Many life sciences portfolio companies will depend heavily upon intellectual property for their competitive position. There can be no assurance that the portfolio companies will be able to obtain patents for key inventions. Moreover, within the life sciences industry, patent challenges are frequent. Even if patents held by the portfolio companies are upheld, any challenges thereto may be costly and distracting to the portfolio companies’ management.

Some of the life sciences portfolio companies will be at least partially dependent for their success upon governmental and third-party reimbursement policies that are under constant review and are subject to change at any time. Any such change could adversely affect the viability of one or more portfolio companies.

Our energy portfolio consists of companies that commercialize and integrate products targeted at energy-related markets. There are risks in investing in companies that target energy-related markets, including the rapid and sometimes dramatic price fluctuations of commodities, particularly oil and sugar, and of public equities, the reliance on the capital and debt markets to finance large capital outlays, change in climate, including climate-related regulations, and the dependence on government subsidies to be cost-competitive with non-renewable or energy-efficient solutions. For example, the attractiveness of alternative methods for the production of biobutanol and biodiesel can be adversely affected by a decrease in the demand or price of oil.  Adverse developments in this market may significantly affect the value of our energy portfolio, and thus our venture capital portfolio as a whole.

Our electronics portfolio consists of companies that commercialize and integrate products targeted at electronics-related markets. There are risks in investing in companies that target electronics-related markets, including rapid and sometimes dramatic price erosion of products, the reliance on capital and debt markets to finance large capital outlays, including fabrication facilities, the reliance on partners outside of the United States, particularly in Asia, and inherent cyclicality of the electronics market in general. Additionally, electronics-related companies are currently out of favor with many venture capital firms. Therefore, access to capital may be difficult or impossible for companies in our portfolio that are pursuing these markets.

The three main industry sectors around which our nanotechnology investments have developed are all capital intensive.

The industry sectors where nanotechnology and microsystems are gaining the greatest traction, life sciences, energy and electronics are all capital intensive. Currently, financing for capital-intensive companies remains difficult. In some successful companies, we believe we may need to invest more than we currently have planned to invest in these companies. There can be no assurance that we will have the capital necessary to make such investments. In addition, investing greater than planned amounts in our portfolio companies could limit our ability to pursue new investments and fund follow-on investments. Both of these situations could cause us to miss investment opportunities or limit our ability to protect existing investments from dilution or other actions or events that would decrease the value and potential return from these investments.

Our board of directors may change our investment objective, operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse.

We currently make venture capital investments exclusively in companies commercializing or integrating products enabled by nanotechnology or microsystems. This investment focus is not a fundamental policy and accordingly may be changed without shareholder approval, although we intend to give shareholders at least 60 days' prior notice of any change from this investment focus. Otherwise, our board of directors has the authority to modify or waiver our investment objective, current operating policies, investment criteria and strategies without prior notice and, without shareholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you dividends and cause you to lose all or part of your investments.

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

Our investments in debt securities of portfolio companies may be extremely risky, and we could lose all or part of our investments.

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

When we make an investment in a secured debt instrument of a portfolio company, we generally take a security interest in the available assets of the portfolio company, including the equity interests of its subsidiaries, which we expect to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital, and, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

To the extent we use debt to finance our investments, changes in interest rates could affect our cost of capital and net investment income.

To the extent we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the return from invested funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds could increase, which could reduce our net investment income. In addition, an increase in interest rates would make it more expensive to use debt to finance our investments. As a result, a significant increase in market interest rates could increase our cost of capital, which would reduce our net investment income. A decrease in market interest rates may adversely impact our returns on our cash invested in treasury securities, which would reduce our net investment income and cash available to fund operations.

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

The effect of global climate change may impact our operations and the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk, and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use owing to weather changes may affect some of our portfolio companies’ financial condition through decreased revenues. Extreme weather conditions in general may disrupt our operations and the operations of our portfolio companies and require more system backups and redundancies, adding to costs, and can contribute to increased system stresses, including service interruptions.

Risks related to our Company and an investment in our securities.

The downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our business, financial condition and results of operations.

U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States from "AAA" to "AA+" in August 2011, owing, in part, to the continuing rise of the federal debt of the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments, and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the capital markets on favorable terms. In addition, the decreased credit rating could create broader financial turmoil and uncertainty, adversely affect our business in many ways, including, but not limited to, decreasing our stock price, adversely impacting our portfolio companies’ ability to obtain financing, or obtaining financing but at significantly lower valuations than the preceding financing rounds. The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments. In addition, significant changes in the capital markets, including the disruption and volatility, have had, and may continue to have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. Market disturbances could also affect the value of our publicly traded portfolio companies and our privately held companies whose values are derived primarily from the values of publicly traded comparable companies, which as of December 31, 2012, accounted for 16.3 percent of the equity-focused venture capital portfolio. If any of these events were to occur, it could materially adversely affect our business, financial condition and results of operations.

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

When companies in which we have invested as private entities complete IPOs of their securities, these newly issued securities are by definition unseasoned issues. Unseasoned issues tend to be highly volatile and have uncertain liquidity, which may negatively affect their price. In addition, we are typically subject to lock-up provisions that prohibit us from selling our investments into the public market for specified periods of time after IPOs. The market price of securities that we hold may decline substantially before we are able to sell these securities. Government reforms that affect the trading of securities in the United States have made market-making activities by broker-dealers less profitable, which has caused broker-dealers to reduce their market-making activities, thereby making the market for unseasoned stocks less liquid than they might be otherwise.

In addition, the structural changes in the public markets that currently value near-term cash flows and predictable revenues versus long-term prospects for growth, and the regulatory burden imposed on publicly traded companies by governments worldwide, have reduced the appetite for some of our portfolio companies to pursue IPOs or other steps that would increase the liquidity of our ownership in these portfolio companies. This trend may lengthen the time that our portfolio companies remain as privately held entities in our portfolio, and our returns on these investments may be dampened by the need or choice to seek monetization of such illiquid assets.

An inability to generate realized returns on our investments could negatively affect our liquidity, our reinvestment rate in new and follow-on investments and the value of our investment portfolio.

We are subject to risks associated with our strategy of increasing assets under management by raising third-party funds to manage.

We have announced our strategy to grow assets under management by raising one or more third-party funds to manage. It is possible that we will invest our capital alongside or through these funds in portfolio companies. These funds may be focused on investing in nanotechnology-enabled companies, or specific sectors such as life sciences, energy and electronics that are enabled by nanotechnology. It is also possible these funds will also invest in companies in each of these sectors that are not directly enabled by nanotechnology. We will not change our nanotechnology focus without giving shareholders 60 days notice. There is no assurance when and if we will be able to raise such fund(s) or, if raised, whether they will be successful.

Our executive officers and employees, in their capacity as the investment advisor of a fund, may manage other investment funds in the same or a related line of business as we do. Accordingly, they may have obligations to such other entities, the fulfillment of which obligations may not be in the best interests of us or our shareholders.

Our shares of common stock are trading at a discount from net asset value and may continue do so in the future.

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. In part as a result of adverse economic conditions and increasing pressure within the financial sector of which we are a part, our common stock traded below our net asset value per share during some periods in 2010 and consistently throughout 2011 and 2012. Our common stock may continue to trade at a discount to net asset value in the future. The possibility that our shares of common stock may trade at a discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. On December 31, 2012, our stock closed at $3.30 per share, a discount of $0.83, or 20.1 percent, to our net asset value per share of $4.13 as of December 31, 2012. On March 14, 2013, our stock closed at $3.70 per share, a discount of $0.43, or 10.4 percent, to our net asset value per share as of December 31, 2012.

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

We are dependent upon the diligence and skill of our senior management and other key advisors for the selection, structuring, closing and monitoring of our investments. We utilize lawyers, and we utilize outside consultants to assist us in conducting due diligence when evaluating potential investments. There is generally no publicly available information about the companies in which we invest, and we rely significantly on the diligence of our employees and advisors to obtain information in connection with our investment decisions. Our future success, to a significant extent, depends on the continued service and coordination of our senior management team. The departure of any of our senior management or key advisors could materially adversely affect our ability to implement our business strategy. We do not maintain for our benefit any key-man life insurance on any of our officers or employees.

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

As provided in the 1940 Act and subject to some exceptions, we can issue debt or preferred stock so long as our total assets immediately after the issuance, less some ordinary course liabilities, exceed 200 percent of the sum of the debt and any preferred stock outstanding. The debt or preferred stock may be convertible in accordance with SEC guidelines, which might permit us to obtain leverage at more attractive rates. The requirement under the 1940 Act to pay, in full, dividends on preferred shares or interest on debt before any dividends may be paid on our common stock means that dividends on our common stock from earnings may be reduced or eliminated. An inability to pay dividends on our common stock could conceivably result in our ceasing to qualify as a RIC under the Code, which would, in most circumstances, be materially adverse to the holders of our common stock.

On February 24, 2011, we established a $10 million three-year revolving credit facility with TD Bank, N.A., to be used in conjunction with our investments in venture debt. As of December 31, 2012, we had no debt outstanding pursuant to this facility, and we did not have any preferred stock outstanding. We may in the future establish a credit facility in conjunction with our private venture capital equity investments.

On June 8, 2012, legislation was introduced in the U.S. House of Representatives intended to revise certain regulations applicable to BDCs. The legislation, among other things, provides for increasing the amount of funds BDCs may borrow by reducing asset to debt limitations from 2:1 to 3:2. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in shares of our common stock may increase.

We may expose ourselves to risks if we engage in hedging transactions.

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in market conditions, currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

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

We expect that the market price of our common stock price will continue to be volatile. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

•	stock market and capital markets conditions;

•	internal developments in our Company with respect to our personnel, financial condition and compliance with all applicable regulations;

•	announcements regarding any of our portfolio companies;

•	announcements regarding developments in the nanotechnology, energy, electronics or healthcare-related fields in general;

•	environmental and health concerns regarding nanotechnology, whether real or perceptual;

•	announcements regarding government funding and initiatives related to the development of nanotechnology, energy, electronics or healthcare-related products;

•	a mismatch between the long-term nature of our business and the short-term focus of many investors;

•	significant volatility in the market price and trading volume of securities of regulated investment companies, business development companies or other financial services companies;

•	changes in regulatory policies or tax guidelines with respect to regulated investment companies or business development companies; general economic conditions and trends; and/or

•	departures of key personnel.

We will not have control over many of these factors, but expect that our stock price may be influenced by them. As a result, our stock price may be volatile, and you may lose all or part of your investment. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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

Our investment objective and strategies result in a high degree of risk in our investments and may result in losses in the value of our investment portfolio. Our investments in small businesses are highly speculative and, therefore, an investor in our common stock may lose his or her entire investment. The value of our common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or all of the amount invested in our common stock. The securities markets frequently experience extreme price and volume fluctuations that affect market prices for securities of companies in general, and technology and very small capitalization companies in particular. Because of our focus on the technology and very small capitalization sectors, and because we are a very small capitalization company ourselves, our stock price is especially likely to be affected by these market conditions. General economic conditions, and general conditions in nanotechnology and in the semiconductor and information technology, life sciences, materials science and other high-technology industries, including energy, may also affect the price of our common stock.

Our strategy of writing covered calls and buying put options on public portfolio company securities held by us could result in us receiving a lower return for such investments than if we had not employed such strategy.

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

As the buyer of a put option, we may incur losses if the price per share of the underlying stock to that option is above the strike price of the put option at the time of expiration, which would result in our put option expiring without value. Such expiration would reduce our overall returns on our investment in those publicly traded securities once they are sold.

The Board of Directors intends to grant restricted stock pursuant to the Company's Equity Incentive Plan. These equity awards may have a dilutive effect on existing shareholders.

In accordance with the Company’s Equity Incentive Plan, the Company’s Board of Directors plans to grant equity awards in the form of restricted stock from time to time for up to 10 percent of the total shares of stock issued and outstanding. Issuance of shares of restricted stock results in existing shareholders owning a smaller percentage of the shares outstanding.

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

On July 1, 2008, we signed a five-year lease for approximately 2,290 square feet of office space at 420 Florence Street, Suite 200, Palo Alto, California 94301, commencing on August 1, 2008, and expiring on August 31, 2013. We currently sublet all 2,290 square feet of this office space. We have no plans to extend this lease beyond August 31, 2013.

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

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol "TINY." The following table sets forth the range of the high and low sales price of the Company's shares during each quarter of the last two fiscal years and the closing share price as a percentage of net asset value, as reported by Nasdaq Global Market. The quarterly stock prices quoted represent interdealer quotations and do not include markups, markdowns or commissions.

	Market Price		Net Asset Value ("NAV") Per Share at End of	Premium or (Discount) as a % of NAV
Quarter Ended	High	Low	Period	High	Low

March 31, 2012	$4.70	$3.44	$4.89	(3.9)%	(29.7)%
June 30, 2012	$4.47	$2.98	$4.88	(8.4)%	(38.9)%
September 30, 2012	$4.25	$3.53	$4.78	(11.1)%	(26.2)%
December 31, 2012	$3.97	$3.05	$4.13	(3.9)%	(26.2)%

March 31, 2011	$6.30	$4.27	$4.73	33.2%	(9.7)%
June 30, 2011	$5.92	$4.85	$5.43	9.0%	(10.7)%
September 30, 2011	$5.58	$3.45	$4.38	27.4%	(21.2)%
December 31, 2011	$4.15	$3.17	$4.70	(11.7)%	(32.6)%

Historically, our shares of common stock have traded at times at a discount and at other times at a premium to net asset value.  The last reported price for our common stock on December 31, 2012, was $3.30 per share, which was a 20.1 percent discount to our net asset value of $4.13 as of December 31, 2012.

Shareholders

As of March 11, 2012, there were approximately 125 holders of record and approximately 15,929 beneficial owners of the Company's common stock.

Dividends

We did not pay a cash dividend or declare a deemed dividend for 2012 or 2011. For more information about deemed dividends, please refer to the discussion under "Tax Status."

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2012

	Number of securities to be issued upon exercise of out- standing options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))

Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,425,372	$ 9.77	(2)

Equity compensation plans not approved by security holders	-	-	-

TOTAL	1,425,372	$ 9.77	(2)

(1) Represents shares subject to options.

(2) The Amended and Restated Harris & Harris Group, Inc. 2012 Equity Incentive Plan (the "Stock Plan") permits the issuance of stock options and restricted stock in an aggregate amount of up to 20 percent of our issued and outstanding common stock (the “Plan Maximum Shares”) as of the effective date of the Stock Plan (June 7, 2012).  Under the Stock Plan, all of the Plan Maximum Shares are available for grants of stock options, and half of the Plan Maximum Shares (up to 10 percent of our issued and outstanding common stock as of the effective date of the Stock Plan) is available for grants of restricted stock.  As of December 31, 2012, there were 3,158,748 shares remaining available for issuance under the Stock Plan, 1,495,688 of which were available for grant in the form of restricted stock.  If any shares subject to an award granted under the Stock Plan are forfeited, cancelled, exchanged or surrendered, or if an award terminates or expires without a distribution of shares, those shares will again be available for awards under the Stock Plan.

Performance Graph

The graph below compares the cumulative five-year total return of holders of the Company's common stock with the cumulative total returns of the Nasdaq Composite index and the Nasdaq Financial index. We chose broader indices for comparison because we make investments in multiple industries, and we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock. The graph assumes that the value of the investment in the Company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2007, and tracks it through December 31, 2012.

37

	12/07	12/08	12/09	12/10	12/11	12/12

Harris & Harris Group, Inc.	100.00	44.94	51.99	49.83	39.36	37.54
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
NASDAQ Financial	100.00	68.75	68.83	78.70	71.63	83.81

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

Financial Position as of December 31:

	2012	2011	2010	2009	2008

Total assets	$131,990,250	$150,343,653	$149,289,168	$136,109,101	$111,627,601

Total liabilities	$3,553,476	$4,645,246	$2,435,256	$1,950,843	$2,096,488

Net assets[1]	$128,436,774	$145,698,407	$146,853,912	$134,158,258	$109,531,113

Net asset value per outstanding share	$4.13	$4.70	$4.76	$4.35	$4.24

Cash dividends paid	$0.00	$0.00	$0.00	$0.00	$0.00

Cash dividends paid per outstanding share	$0.00	$0.00	$0.00	$0.00	$0.00

Shares outstanding, end of year[1]	31,116,881	31,000,601	30,878,164	30,859,593	25,859,573

Operating Data for Year Ended December 31:

	2012	2011	2010	2009	2008

Total investment income	$722,227	$702,765	$446,038	$247,848	$1,987,347

Total expenses[2]	$9,525,570	$9,041,130	$8,001,845	$9,009,063	$12,674,498

Net operating loss	$(8,803,343)	$(8,338,365)	$(7,555,807)	$(8,761,215)	$(10,687,151)

Total tax expense (benefit)	$15,236	$6,922	$4,461	$(753)	$34,121

Net realized gain (loss) income from investments	$2,406,433	$2,449,705	$(3,740,518)	$(11,105,577)	$(8,323,634)

Net (decrease) increase in unrealized appreciation on investments	$(13,589,990)	$2,347,297	$21,883,175	$19,718,327	$(30,170,712)

Net (decrease) increase in net assets resulting from operations	$(19,986,900)	$(3,541,363)	$10,586,850	$(148,465)	$(49,181,497)

(Decrease) increase in net assets resulting from operations per average outstanding share	$(0.65)	$(0.12)	$0.34	$(0.01)	$(1.99)

1 We completed offerings of our common stock as follows: 0 shares in each of 2012, 2011 and 2010; 4,887,500 shares in 2009; and 2,545,000 shares in 2008.

2 Included in total expenses is non-cash, stock-based compensation expense of $2,928,943 in 2012; $1,894,800 in 2011; $2,088,091 in 2010; $3,089,520 in 2009; and $5,965,769 in 2008.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with the Company's 2012 Consolidated Financial Statements and notes thereto.

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

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our investment activities;

•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as a material part of our investment strategy;

•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and

•	the risks, uncertainties and other factors we identify in "Risk Factors" and elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC.

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

We believe we provide five core benefits to our shareholders. First, we are an established firm with a positive track record of investing in venture capital-backed companies. Second, we provide shareholders with access to disruptive science-enabled companies, particularly ones that are enabled by nanotechnology that would otherwise be difficult to access or inaccessible for most current and potential shareholders. Third, we have an existing portfolio of companies at varying stages of maturity that provide for a potential pipeline of investment returns over time. Fourth, we are able to invest opportunistically in a range of types of securities to take advantage of market inefficiencies. Fifth, we provide access to venture capital investments in a vehicle that, unlike private venture capital firms, is both transparent and liquid.

We are an early-stage, active investor in transformative companies. We make venture capital investments in companies enabled by multi-disciplinary, scientific innovations, particularly those enabled by nanotechnology and microsystems. We define venture capital investments as the money and resources made available to privately held and publicly traded small businesses with exceptional growth potential. Nanotechnology and microsystems are technologies that allow for the characterization, design, manipulation and manufacture of materials and systems on the molecular and micro levels, respectively.

We believe companies that leverage scientific innovations, particularly those at the nanoscale, are emerging as leaders in their respective industry sectors. These industry sectors include life sciences, energy and electronics. Innovations within each sector often have very different, sometimes unexpected, origins. The knowledge of core domains within each of these industry sectors can be augmented by exposure to the adjacent or even entirely "white-field" multi-disciplinary technology domains including: nanoscale materials, novel analytical instrumentation and manufacturing tools, ultrafast computational and modeling capabilities, high-function mobile devices, high-speed wireless data transfer and high-density, long-lasting and renewable sources of energy. Our investment team has the ability to identify and invest in such domains.

We believe that as the impact of scientific innovation, and particularly nanotechnology, occurs, our portfolio companies are well positioned to profit and that we will see investment returns as a result.

We consider a company to fit our investment thesis if the company employs, or intends to employ, science-enabled technologies, particularly those that we consider to be at the microscale or smaller, and if the employment of that technology is material to its business plan. By making these investments, we seek to provide our shareholders with a portfolio of venture capital investments that address a variety of industries, markets and products leveraging science-related innovations, particularly in nanotechnology and microsystems.

Industry Sector Overview

Life Sciences

We classify companies in our life sciences portfolio as those that address problems in life sciences-related industries, including biotechnology, agriculture, advanced materials and chemicals, diagnostics, healthcare, bioprocessing, water, industrial biotechnology, food, nutrition and energy. We historically referred to our life sciences portfolio using the term "healthcare." We believe "life sciences" is a more appropriate term to describe this portion of our portfolio owing to the scope of applications for life sciences-related companies and technologies outside of traditional healthcare markets, including agriculture, food and industrial biotechnology.

We are living through an unprecedented rate of change in our understanding of biological systems and the ability to manipulate the fundamental building blocks of nature. Novel, rapidly maturing discovery, characterization, analysis, control and manufacturing techniques can have profound impact on life sciences and related industries that can be addressed through the understanding of biological systems and the ability to manipulate the fundamental building blocks of nature. Trends generating disruptive investment opportunities include:

•	Healthcare budgets are out of balance globally, with the aging population jeopardizing the financial viability of the leading economies of the world. Life sciences innovations in diagnostics, treatment and monitoring of disease must simultaneously reduce cost and improve the quality of life;

•	Continuing global growth in population and in improvements in quality of life substantially increase demand for raw materials, water, food and energy. This demand cannot be adequately met with conventional methods of manufacturing, generation, mining or harvesting. Biological pathways are becoming economically viable and ecologically preferable for production, utilization, and disposal/remediation; and

•	The ubiquity of data and internet access, while stationary and increasingly mobile, enable handheld devices to become a natural access point for communication and data sharing between healthcare service providers and their patients. Soon, they could be acting as diagnostic and treatment companions too.

We continue to believe we are positioned well to take advantage of today’s growth markets within life sciences having been early investors in many of these markets. We believe our initial investments in single-cell analysis (Enumeral), three-dimensional biology (Champions Oncology), metabolomics (Metabolon), synthetic carbohydrates (Ancora), oncolytic viruses (BioVex, which was acquired by Amgen in 2011), solid state pH sensors (Senova), positioned us well to capture the growth of commercial interest in personalized medicine, industrial biotechnology, vaccines and molecular diagnostics. We also believe we have an emerging pipeline of companies that are developing solutions for growth markets that exist today or may develop in future years such as long-read genomic analysis (OpGen) and agricultural products from the microbiome (AgBiome, formerly AgInnovation). We discuss these companies in more detail in the section below titled, "New Investments in 2012."

We also have a number of portfolio companies that address life sciences-related sectors as a secondary industry focus of their businesses. These related industries and portfolio companies include environmental remediation (ABSMaterials), chemical and fuel production (Cobalt and Solazyme), nanofabrication for life sciences-related tools (Molecular Imprints) and non-destructive, soft-tissue analysis (Xradia).

Our interest in life sciences will continue to be multi-disciplinary. For example, analytical, modeling and data acquisition techniques accelerated drastically in the first decade of the century, rapidly increasing the development of new diagnostic testing. We believe that this trend will continue owing to successful migration of well-developed semiconductor manufacturing and computational technologies into life sciences applications. There have been numerous examples, such as gene sequencing, metabolomics or bioinformatics, where transition from matter to data resulted in positive shifts in performance of the underlying machinery. Furthermore, as Moore’s law scaling in the semiconductor manufacturing industry is expected to continue for at least another two decades, we expect to see continuing migration of the novel techniques and computational capabilities into life-sciences applications.

The rapid development of internet and mobile computing represents another vector of developing innovation for the life sciences market. The move from central lab to hand-held devices changes how diagnostic information is used in decision making for patient care. Real-time information can be shared and analyzed by one or more physicians immediately at the point of care in a single visit rather than requiring multiple, sometimes lengthy delays and follow-up visits.

The next step in this direction will be sensing networks and life sciences functionality embedded into always-on devices. These devices will generate substantial amounts of data that will require significant computing capability and new software algorithms for analyzing and using the data to derive suggestions for clinical diagnosis and, potentially, treatment options for consideration by healthcare providers. The data generated by these devices will need to be transferred at high speed, often wirelessly, to data centers where such analysis could take place. While a number of technologies exist today that can address some of these needs, substantial improvements in speed, cost and capability are required for the realization of all of the capabilities desired by healthcare providers. Such needs present significant opportunity for innovations such as those targeted by us.

Manufacturing techniques are also undergoing rapid changes, and the cross-pollination is bi-directional. Biological- and life-sciences-inspired techniques are penetrating natural resources and mining industries. Water treatment, usage and utilization and fermentation technologies are influencing other unrelated verticals. Synthetic biology promises to impact the oil-derived chemical industry. Membrane science is impacting food production, ore enrichment and waste remediation. As such, our portfolio companies will often produce products and/or services that are applicable to multiple industry sectors. We sometimes address this cross-sector nature by indicating a primary and secondary industry sector focus for some of our portfolio companies, as applicable.

The table below lists the equity-focused companies in our portfolio as of December 31, 2012, and the equity-focused companies that were formerly in our portfolio that target life sciences-related needs as either the primary or secondary focus of those businesses and the year in which we initially invested in each company:

Current Life Sciences Portfolio Companies	Past Life Sciences Portfolio Companies

ABS Materials, Inc.	Alliance Pharmaceutical Corporation
AgBiome, LLC (formerly AgInnovation, LLC)	BioVex Group, Inc.
Ancora Pharmaceuticals Inc.	Chlorogen, Inc.
Champions Oncology, Inc. (OTC:CSBR)	Crystal IS, Inc.
Cobalt Technologies, Inc.	ENDOcare, Inc.
D-Wave Systems, Inc.	Evolved Nanomaterial Sciences, Inc.
Ensemble Therapeutics Corporation	Gel Sciences, Inc.
Enumeral Biomedical Corp.	Genomica Corporation
HzO, Inc.	Guilford Pharmaceuticals, Inc.
Mersana Therapeutics, Inc.	Heartware, Inc.
Metabolon, Inc.	Kereos, Inc.
Molecular Imprints, Inc.	Kriton Medical, Inc.
OpGen, Inc.	Magellan Health Services
Senova Systems, Inc.	MedLogic Global Corporation
Solazyme, Inc. (NASDAQ:SZYM)	MultiTarget, Inc.
Xradia, Inc.	NanoGram Devices Corporation
Nanomix, Inc.
NeuroMetrix, Inc.
Pharmaceutical Peptides, Inc.
Phoenix Molecular, Inc.
PolyRemedy Inc.
SciQuest, Inc.
TetraVitae Bioscience, Inc.

The percent of life sciences investments in our portfolio has been increasing over the past ten years. Approximately 70 percent of our initial investments since 2007, and all of our investments in 2012, were in companies addressing needs in the life sciences.

Our life sciences companies demonstrate progress and growth through different mechanisms depending on their respective businesses. Businesses that provide services, such as Metabolon, generate revenues from the commercial sale of these services. Businesses that develop and sell products, such as Senova, generate revenues from the sale of those products. Businesses that enter into partnerships for discovery and development of therapeutics, vaccines and diagnostics, such as Ensemble, Enumeral, Mersana and Champions Oncology, may generate revenue from upfront fees, milestone payments and royalties on sales of approved products. Businesses that endeavor to advance a therapeutic, diagnostic or vaccine product through clinical trials may not generate revenue until an approved product is on the market, if ever. Progress for these types of companies can be measured by progress through clinical trials.

Energy

We classify companies in our energy portfolio as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials. Energy is a term used commonly to describe products and processes that solve global problems related to resource constraints. The term, "cleantech," is also used commonly in a similar manner.

We are experiencing record levels of demand for energy, chemicals and resources that are crucial components of the global economy. This demand coupled with energy security concerns and volatility of commodity prices, leads to trends that yield disruptive investment opportunities. These trends include:

•	Identification and extraction of natural resources is becoming more of a science and less of an art. Such a shift in approach is driven, in part, by the need to manage the significant costs associated with energy-related projects, particularly in remote areas, and the availability of new methods of generating, analyzing and using data that was heretofore not available.

o	Recovery of resources is occurring in exceedingly remote areas and from increasingly more difficult sources to access as the traditional easy-to-access sources of these resources are being drained of supply. This trend is leading to the need for new extraction technologies.

o	New techniques for extraction of natural gas are increasing the supply and lowering the cost of this resource. Natural gas-powered devices can be more efficient and less polluting than petroleum-powered devices. Advances in distribution could enable natural gas to replace petroleum in certain applications.

•	Governments and industry worldwide are looking for new and cleaner forms of energy. This has increased interest in the ability to produce chemicals and fuels from renewable resources.

•	Governments, corporations and individuals worldwide seek ways to translate significant amounts of data generated by today's monitoring capabilities into ways to optimize use of energy and resources.

We expect that the foundation of products and services that address the trends above and other energy-related trends will be interdisciplinary. Tools that are commonly used for inspection and certification of electronic devices could find use in analyzing soil and rock samples in oil and gas exploration. Organisms that are used to manufacture therapeutics could find use in the producing of renewable chemicals and fuels. These multidisciplinary products and services will seek to improve performance, productivity and efficiency and to reduce environmental impact, waste, cost, energy consumption or raw materials.

We believe innovations in energy markets include:

•	New Approaches to Production: The term “production,” is defined here to indicate the process of combining one or more individual components into a final product. A final product made using a process can be quite diverse and include a physical device (e.g., a solar panel, battery or solid-state coolers), a chemical (e.g., butanol, ethanol or biodiesel), or even a component that produces light. Although many existing processes are capable of producing these types of products in large quantities and of high quality, they each suffer from various inefficiencies that could be overcome using new approaches and solutions.

•	New Materials: The physical properties of a product are defined primarily by the materials that comprise it. In some cases, these properties limit the ability of a product to meet the needs of the industry. The semiconductor industry is a classic example of this phenomenon with its efforts to reduce the dimensions of the transistors to allow them to pack more transistors into a device to increase its speed while decreasing the size of the die itself to reduce manufacturing costs. As this reduction in size occurs, the silicon dioxide insulating layer in the transistors begins to leak electrons, which results in a reduction in performance and an increase in energy use. At dimensions of less than approximately 10 nm, the insulating behavior of silicon dioxide degrades in performance, and the transistor cannot function properly. This example of reduced performance as a layer of a traditional material is reduced in thickness is a common problem of traditional materials that limits product development and advancement in a number of industries. This and other inherent limitations in the properties of traditional materials often force companies to use underperforming devices that present difficulties such as environmental hazards, low energy efficiency or incompatible form factors because alternative technology is not available. New advanced materials permit the development of new products that overcome inherent limitations of existing technology and approaches.

We continue to believe we are positioned well to take advantage of today’s growth markets within energy. We have been early investors in many of these markets. Our initial investments in renewable chemicals and biofuels (Solazyme), produced water remediation (Produced Water Absorbents), light-emitting diodes (Bridgelux) and alternative sources for high-intensity light (Laser Light Engines) positioned us well to participate in the growth of these respective industries. Additionally, a number of our energy portfolio companies completed recent liquidity events. Solazyme completed a successful IPO in the second quarter of 2011, raising over $200 million. DuPont acquired Innovalight in the third quarter of 2011. Asahi Kasei acquired Crystal IS in the fourth quarter of 2011.

We also have a number of portfolio companies that address energy-related needs as a secondary focus of their respective businesses. These companies are targeting needs such as low-power memory (Nantero and Adesto) and low-power, uncooled infrared image sensors (SiOnyx).

The table below lists the equity-focused companies in our portfolio as of December 31, 2012, and the equity-focused companies that were formerly in our portfolio that target energy-related needs as either the primary or secondary focus of those businesses and the year in which we initially invested in each company:

Current Energy Portfolio Companies	Past Energy Portfolio Companies
ABSMaterials, Inc.	CORDEX Petroleums, Inc.
Adesto Technologies Corporation	Crystal IS, Inc.
Bridgelux, Inc.	Dynecology Incorporated
Cobalt Technologies, Inc.	Innovalight, Inc.
Contour Energy Systems, Inc.	Molten Metal Technology, Inc.
Laser Light Engines, Inc.	NanoGram Corporation
Nanosys, Inc.	NanoGram Devices Corporation
Nantero, Inc.	Siluria Technologies, Inc.
Nextreme Thermal Solutions, Inc.	Starfire Systems, Inc.
Produced Water Absorbents, Inc.	TetraVitae Bioscience, Inc.
SiOnyx, Inc.
Solazyme, Inc. (NASDAQ:SZYM)
Ultora, Inc.

Many of our Energy portfolio companies are generating commercial revenues and/or have entered into partnerships and joint development agreements with large corporations.

Electronics

We classify companies in our electronics portfolio as those that address problems in electronics-related industries, including semiconductors, telecommunications and data communications, metrology and test and measurement. We believe macroeconomic and microeconomic trends, including global connectivity, demand for increasing bandwidth owing to pervasiveness of electronics in daily life, the desire to see not just hear, the need for real-time availability of data and demand for more functionality driven by increasing global prosperity, create attractive investment opportunities in electronics. We believe innovations in electronics include:

•	New Methods of Production: Continuation of Moore’s Law allows for exponential increases of the number of integrated circuits in semiconductor devices.

•	New Materials: New materials enable unique capabilities, performance and form-factors in electronic devices.

•	New Forms of Computation: New methods of solving equations and other problems that would be difficult or impossible with standard digital computing techniques.

We continue to believe we are positioned well to take advantage of today’s growth markets within electronics having been early investors in many of these markets. We believe our initial investments in non-volatile memory (Nantero and Adesto), transparent conductors (Cambrios), image sensors (SiOnyx), integrated photonics (NeoPhotonics), waterproofing (HzO) and metrology (Xradia), positioned us well to capture the growth of commercial interest in smartphones and tablet computers with touchscreens, the exponential increase in demand for bandwidth for data and telecommunications, and the demand for non-destructive imaging capabilities in a variety of industries. We also believe we have an emerging pipeline of companies that are developing solutions for growth markets that exist today or may develop in future years such as high-performance computing enabled by quantum mechanics (D-Wave Systems) and radio-frequency identification and near-field communication devices enabled by printed electronics (Kovio).

We also have a number of portfolio companies that address electronics-related needs as a secondary focus of their respective businesses. These companies are targeting needs such as high-efficiency, high-color-gamut LED displays (Nanosys), high-energy density storage devices (Contour and Ultora) and novel, electrically driven, solid-state sensors (Senova).

The table below lists the equity-focused companies in our portfolio as of December 31, 2012, and the equity-focused companies that were formerly in our portfolio that target electronics-related needs as either the primary or secondary focus of those businesses and the year in which we initially invested in each company:

Current Electronics Portfolio Companies	Past Electronics Portfolio Companies
Adesto Technologies Corporation	Agile Materials and Technologies, Inc.
Bridgelux, Inc.	CMA Group, Inc.
Cambrios, Inc.	Continuum Photonics, Inc.
Contour Energy Systems, Inc.	Cswitch Corporation
D-Wave Systems, Inc.	Informio, Inc
HzO, Inc.	Micracor, Inc.
Kovio, Inc.	NanoGram Corporation
Laser Light Engines, Inc.	Nanomix, Inc.
Molecular Imprints, Inc.	NanoOpto Corporation
Nanosys, Inc.	Nanophase Technologies Corporation
Nantero, Inc.	Nanotechnologies, Inc.
NeoPhotonics Corporation (NYSE:NPTN)*	NBX Corporation
Nextreme Thermal Solutions, Inc.	nFX Corporation
Senova Systems, Inc.	Optiva, Inc.
SiOnyx, Inc.	Princeton Video Image, Inc.
Ultora, Inc.	Schwoo, Inc.
Xradia, Inc.	Starfire Systems, Inc.
Voice Control Systems, Inc.
Zia Laser, Inc.

* As of February 16, 2013, we no longer hold any shares of NeoPhotonics Corporation.

Many of our electronics portfolio companies are generating commercial revenues and/or have entered into partnerships and joint development agreements with large corporations.

Maturity of Current Equity-Focused Venture Capital Portfolio

Our equity-focused venture capital portfolio is composed of companies at varying maturities facing different types of risks. We have defined these levels of maturity and sources of risk as: 1) Early Stage/Technology Risk, 2) Mid Stage/Market Risk and 3) Late Stage/Execution Risk. Early-stage companies have a high degree of technical, market and execution risk, which is typical of initial investments by venture capital firms, including us. These companies often require substantial development of their technologies before they begin introducing products to market. Mid-stage companies are those that have overcome most of the technical risk associated with their products and are now focused on addressing the market acceptance for their products. For those companies developing therapeutics or medical devices, the focus is on bringing their products through the first phases of clinical trials. Late-stage companies are those that have determined there is a market for their products, and they are now focused on sales execution and scale. Late-stage, life-sciences companies are typically generating revenue from the commercial sale of one or more products or, in the case of therapeutic or medical devise-focused life-sciences companies, are in Phase III Clinical Trials, which are the pivotal trials before a possible FDA approval and commercial launch of a product.

We seek to create a portfolio of companies that enables consistent flows of potential liquidity events in multiple industries in three sectors, life sciences, energy, and electronics, which can be monetized as these companies mature.

We believe a portfolio of companies focused on a diverse set of industries reduces the potential impact of cyclicality of any one industry. Our current portfolio is comprised of companies at varying stages of maturity in a diverse set of industries within three sectors. As our portfolio companies mature, we seek to invest in new early- and mid-stage companies that may mature into mid- and late-stage companies. This continuous progression creates a pipeline of investment maturities that may lead to future sources of positive contributions to net asset value per share as these companies mature and potentially experience liquidity and exit events. This diversity of industries and our pipeline of investment maturities are demonstrated by the distribution of our current early- and mid-stage portfolio companies that primarily address needs in the sectors shown in the table below.

The interdisciplinary nature of science-based inventions enables our portfolio companies to address needs in multiple sectors rather than being confined to addressing needs in one sector. As such, many of our companies can adjust their business foci to address needs in a secondary sector should opportunities in the company’s primary sector decrease in number or magnitude. We discuss this attribute in more detail in the section above titled, "Industry Sector Overview."

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

During the fourth quarter of 2012, we transitioned ABSMaterials from a mid-stage company to an early-stage company owing to a change in its primary target market during the quarter.

Portfolio Company Revenue

We currently have 24 companies in our equity-focused venture capital portfolio that generate revenues ranging from nominal to significant from commercial sales of products and/or services, from commercial partnerships and/or from government grants. In aggregate, our portfolio companies had approximately $532 million in revenue in 2012, a 25.5 percent increase from aggregate 2011 revenue of approximately $424 million, a 39.9 percent increase from aggregate 2010 revenue of approximately $380 million and a 99.1 percent increase from aggregate 2009 revenue of $267 million.

New Investments in 2012

In 2012, we made two new investments. In both cases, we invested more dollars and took ownership positions that are more meaningful than we had done historically. This is a strategy we implemented over the past few years.

During 2012, we invested $3.26 million in OpGen, Inc. OpGen is an innovator in providing rapid, accurate, DNA analysis products and services. The company’s proprietary Whole Genome Mapping technology provides high-resolution, whole genome maps for sequence assembly and validation, strain typing and comparative genomics.  The company is dedicated to positively influencing individual healthcare outcomes, advancing scientific research and enhancing public health by delivering precise, actionable information and results to customers in the life sciences and healthcare communities. OpGen’s customers include genomic research centers, public health agencies, bio-defense organizations, academic institutions, clinical research organizations and biotechnology companies.

In December 2012, we made a $2 million investment in AgBiome, LLC. We are a founding investor in AgBiome. AgBiome is a provider of early-stage research and discovery for agriculture and is utilizing the crop microbiome to identify products that reduce risk and improve yield.

Early-Stage, Active Investing

Despite rapidly expanding research and development budgets, publications and patents covering life sciences, the number of early-stage venture capitalists investing in science-enabled companies has decreased substantially. This has resulted in decreased competition for attractive investment opportunities and increased attractive pricing available to investors in those opportunities.

* Includes data through September 1, 2011.

Source: Lux Research, Inc.

According to data from Lux Research, between 2006 and 2011, seed/Series A venture capital investments, as a percentage of all financings in the type of investments made by us, fell from a high of 33 percent to approximately 11 percent. Owing to financial conditions, many venture capital firms have substantially reduced or ceased completely participation in the financing of early-stage, companies, particularly in the industry sectors in which we invest. Many of these firms are now focused on financing later stage, and/or, in the case of life sciences-related companies, therapeutics-focused, clinical-stage companies.

Despite this shift to later stage investing, over the previous decade, research by Palo Alto Venture Science, a venture capital firm that employs analytical models for investing in early-stage companies, showed that the risk of later stage investing is not significantly less than early stage investing. Over the previous decade, there was a 49 percent failure rate in early rounds yielding a 2.8 times money multiple versus a 45 percent failure rate in later rounds yielding a 1.3 times multiple. We believe the money multiple will increase as more funds have exited early-stage investing.

The shift of many venture capital firms away from early-stage investing has created opportunity for us. Innovation continues to accelerate, and with a dearth of funding available, high-quality investment opportunities at attractive valuations are prevalent. Additionally, the turmoil in the venture capital industry has made start-up companies more interested in engaging with strategic corporations as partners and investors. Our ability to bring early-stage financing and strong corporate partnering early in the development process could be perceived as valuable by potential portfolio companies and may be of particular benefit in investment opportunities that become competitive.

Corporate Partnerships are Increasingly Important to Us

We have historically built our portfolio companies through a combination of investment from other venture capital firms, high-net-worth individuals and other sources of equity capital, partnerships and investments from corporations and federal funding. The venture capital industry is undergoing contraction that is reducing the amount of capital available for investment, particularly in the types of companies that we invest in. The U.S. government is reducing spending, and the partisan gridlock creates substantial uncertainty around the availability of federal funding. Corporations, on the other hand, have substantial amounts of cash, know-how and a need to harness innovation to drive future growth.

As such, we believe that corporate involvement is evolving to become more critical for the success of early-stage companies in the years ahead. In addition to the points discussed above, two other factors are driving this evolution. First, corporations and the public markets have become less willing to take technology, scale and manufacturing risk. Corporations and the public markets often are requiring more mature companies with proven scale and customers prior to an IPO or acquisition. Second, the time period between investment and exit over the past decade has lengthened considerably. This extension of time results in the need for start-up companies to secure larger amounts of capital from dilutive and non-dilutive sources than was historically required before being acquired or seeking capital in IPOs.

At the same time, facing a depleting pool of acquisition targets and the necessity to supplement downsized internal research and development operations, large corporations are investing actively in venture capital-backed companies. Early-stage entrepreneurs and investors have proven effective at company formation, early intellectual property strategy, building management teams, and characterizing, reproducing and establishing base-line processes. The challenges for early-stage companies have been in scale and manufacturing and end-market access. Thus, active corporate involvement is becoming increasingly valuable, especially as technology becomes more complex, to overcome these challenges. The combination of 1) rapid development capabilities of small companies, and 2) manufacturing expertise and channel access of large corporations has become exceedingly powerful for all entities involved in such efforts.

We are actively working to increase our engagement with corporate partners as we believe that working closely with corporations will permit us to 1) identify and to diligence technologies more efficiently and effectively, 2) gather market intelligence that these corporations have from their involvement in the industry, 3) gain a better perspective on the dynamic competitive landscape, 4) better understand integration challenges of bringing a new technology to this industry, and 5) provide insights into the requirements of scale and manufacturing while we work actively with our portfolio companies to ready the technology for launch. We also believe it will help these young companies identify and pursue markets for products where there is a proven demand.

Investment Objective and Strategy

Our principal investment objective is to achieve long-term capital appreciation by making equity-focused venture capital investments in companies that we believe have exceptional growth potential. Therefore, a significant portion of our current venture capital investment portfolio provides little or no income in the form of dividends or interest. Current income is a secondary investment objective. We seek to reach the point where future growth is financed through reinvestment of our capital gains from our venture capital investments and where current income offsets significant portions of our annual expenses during periods of time between realizations of capital gains on our investments. We also plan to implement a strategy to grow assets under management and generate current income by raising one or more third-party funds to manage. It is possible that we will invest our capital alongside or through these funds in portfolio companies. These funds may be focused on specific sectors such as life sciences, energy and electronics that are enabled by scientific breakthroughs, including nanotechnology. It is also possible these funds will also invest in companies in each of these sectors that are not directly enabled by nanotechnology. There is no assurance when and if we will be able to raise such fund(s) or, if raised, whether they will be successful.

We have discretion in the investment of our capital to achieve our objectives. Our venture capital investments are made primarily in equity-related securities of companies that can range in stage from pre-revenue to generating positive cash flow. These businesses tend to be thinly capitalized, unproven, small companies that lack management depth, have little or no history of operations and are developing unproven technologies. These businesses may be privately held or publicly traded. We historically have invested in equity securities of these companies that are generally illiquid due to restrictions on resale and to the lack of an established trading market. We refer to our portfolio of investments in equity and equity-related securities in later sections of the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") as our "equity-focused" portfolio of investments. We have historically, from time to time, taken advantage of opportunities to generate near-term cash flow by investing in non-convertible debt securities of small businesses. These businesses tend to be generating cash or have near-term visibility to reaching positive cash flow. We refer to our portfolio of investments in non-convertible debt in later sections of the MD&A as our "venture debt" portfolio of investments. While we have historically made venture debt investments, we currently plan to focus our efforts on equity-focused investments and on raising and managing one or more third-party funds.

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

Involvement with Portfolio Companies

The 1940 Act requires that BDCs offer to "make available significant managerial assistance" to portfolio companies. We are actively involved with our portfolio companies through membership on boards of directors, as observers to the boards of directors and/or through frequent communication with management. As of December 31, 2012, we held at least one board seat or observer rights on 24 of our 29 equity-focused portfolio companies (83 percent).

We may hold two or more board seats in early-stage portfolio companies or those in which we have significant ownership. We may transition off of the board of directors to an observer role as our portfolio companies raise additional capital from new investors, as they mature or as they are able to attract independent members who have relevant industry experience and contacts. We also typically step off the board of directors upon the completion of an IPO. Our observer rights at board of directors meetings commonly cease when companies complete an IPO. We have not held a board seat or observer rights at either Solazyme, Inc., or NeoPhotonics Corporation since each company completed an IPO in May 2011 and February 2011, respectively.

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

Investments and Current Investment Pace

Since our investment in Otisville in 1983 through December 31, 2012, we have made a total of 95 equity-focused venture capital investments. We have completely exited 66 of these 95 investments and partially exited through the sale of shares and/or the sale of call options covered by shares of two of these 95 investments, recognizing aggregate net realized gains of $69,347,255 on invested capital of $99,559,771. For the securities of the 29 companies in our equity-focused portfolio held at December 31, 2012, we have net unrealized depreciation of $3,964,152 on invested capital of $106,568,131. We have aggregate net realized gains and unrealized depreciation for our 95 equity-focused investments of $65,383,103 on invested capital of $206,127,902.

The amount of net realized gains includes:

•	$13,992,952 in upfront payments received in 2011 from the sale of BioVex Group, Inc., to Amgen, Inc., the sale of Innovalight, Inc., to DuPont and the sale of Crystal IS, Inc., to Asahi Kasei Group. We had invested a total of $11,383,299 in these three portfolio companies;

•	$953,480 from the portion of our upfront payment held in escrow from the sale of BioVex Group, Inc., to Amgen, Inc., which was released on March 16, 2012;

•	$11,140 from the portion of our upfront payment held in escrow from the sale of Crystal IS, Inc., to Asahi Kasei Group, which was released on April 30, 2012;

•	$5,199,223 from the sale of shares of Solazyme, Inc., on invested capital of $1,195,693. $2,911,500 of the total proceeds was generated from the call of shares of Solazyme under option contracts. $2,287,723 in total proceeds was generated from the sale of 182,359 shares of Solazyme through open market transactions;

•	$2,000,500 from the call of shares under option contracts of NeoPhotonics Corporation on invested capital of $6,477,619; and

•	$1,605,907 in realized gains on our sale of call option contracts covered by our shares of NeoPhotonics Corporation and Solazyme, Inc.

The aggregate net realized gains and the cumulative invested capital also do not reflect the cost or value of our shares of NeoPhotonics Corporation or Solazyme, Inc., which completed IPOs on February 2, 2011, and May 27, 2011, respectively, that we owned as of December 31, 2012, or the premiums received on open option contracts of $50,000. The aggregate net realized gains also do not include potential escrow payments from the sale of Crystal IS, Inc., or Innovalight, Inc., or potential milestone payments that could occur as part of the acquisition of BioVex Group, Inc., by Amgen, Inc., at points in time in the future as of December 31, 2012. If these amounts were included, our aggregate net realized gains and cumulative invested capital would be $86,022,057 and $107,921,968, respectively.

From August 2001 through December 31, 2012, all 53 of our initial equity-focused investments have been in science-enabled companies commercializing or integrating products enabled by nanotechnology or microsystems. From August 2001 through December 31, 2012, we have invested a total (before any subsequent write-ups, write-downs or dispositions) of $159,140,325 in these companies. We currently have 27 equity-focused companies in our portfolio that have yet to complete liquidity events (e.g., IPO or M&A transactions). At December 31, 2012, from first dollar in, the average and median holding periods for these 27 investments were 5.4 years and 5.7 years, respectively. Historically, as measured from first dollar in to last dollar out, the average and median holding periods for the 66 investments we have exited were 4.2 years and 3.3 years, respectively.

The following is a summary of our initial and follow-on equity-focused investments in nanotechnology companies from January 1, 2008, to December 31, 2012. We consider a "round led" to be a round where we were the new investor or the leader of a group of investors in an investee company. Typically, but not always, the lead investor negotiates the price and terms of the deal with the investee company.

Investments in Our Equity-Focused Portfolio of Investments

in Privately Held and Publicly Traded Companies

	2008	2009	2010	2011	2012

Total Incremental Investments	$17,779,462	$12,334,051	$9,560,721	$17,688,903	$15,141,941
No. of New Investments	4	2	3	4	2
No. of Follow-On Investment Rounds	25	29	27	31	26
No. of Rounds Led	4	5	5	4	3
Average Dollar Amount – Initial	$683,625	$174,812	$117,069	$1,339,744	$1,407,500
Average Dollar Amount – Follow-On	$601,799	$413,256	$341,093	$397,740	$474,113

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

Our Sources of Liquid Capital

The sources of liquidity that we use to make our investments are classified as primary and secondary liquidity. As of December 31, 2012, and December 31, 2011, our total primary and secondary liquidity was $38,231,691 and $65,368,303, respectively. We do not include funds available from our credit facility as primary or secondary liquidity. We believe it is important to examine both our primary and secondary liquidity when assessing the strength of our balance sheet and our future investment capabilities.

Primary liquidity is comprised of cash, U.S. Treasury securities and certain receivables. As of December 31, 2012, we held $13,998,880 in U.S. government obligations, and we had an additional $8,379,111 in cash, of which $4,775,143 was held in non-interest-bearing, fully FDIC insured bank accounts. As of December 31, 2011, we held $33,841,394 in cash, of which $25,251,666 was held in non-interest-bearing, fully FDIC insured bank accounts. The temporary unlimited FDIC insurance coverage expired on January 1, 2013. As of December 31, 2011, we held $0 in U.S. government obligations. With the expiration of the full FDIC insurance on non-interest-bearing accounts on December 31, 2012, we expect to resume holding a portion of our cash in U.S. government obligations.

On March 16, 2012, the Company received payment of its portion of the proceeds held in escrow since the closing of the transaction on March 4, 2011, from Amgen, Inc.’s acquisition of BioVex Group, Inc., totaling $953,480. On April 30, 2012, the Company received $11,140 from the portion of our upfront payment held in escrow from the sale of Crystal IS, Inc., to Asahi Kasei Group. These payments immediately added to our primary liquidity. Payments upon achieving milestones of the BioVex Group, Inc., sale or expiration of the escrow periods for the Crystal IS, Inc., and Innovalight, Inc., dispositions would also add to our primary liquidity in future quarters if these milestones are achieved successfully and escrowed funds are released in part or in full. The probability-adjusted values of the future milestone payments for the sale of BioVex and of the funds held in escrow from the dispositions of Crystal IS and Innovalight, as determined at the end of each fiscal quarter, are included as an asset on our Consolidated Statements of Assets and Liabilities and will be included in primary liquidity only if and when payment is received for achievement of the milestones and the funds held in escrow are released, respectively. During the year ended December 31, 2012, 324,000 shares of our investment in Solazyme, Inc., were called under option contracts. We received $2,911,500 in gross proceeds from these transactions, which added to our primary liquidity. We also sold an additional 182,359 shares of Solazyme on the open market during this period for gross proceeds of $2,287,723. During the year ended December 31, 2012, 400,100 shares of our investment in NeoPhotonics Corporation were called under option contracts. We received $2,000,500 in gross proceeds from these transactions, which also added to our primary liquidity.

Our secondary liquidity is comprised of the stock of publicly traded companies. Although these companies are publicly traded, their stock may not trade at high volumes and prices may be volatile, which may restrict our ability to sell our positions at any given time. As of December 31, 2012, our secondary liquidity was $15,770,488. NeoPhotonics Corporation and Solazyme, Inc., account for $14,422,261 of this amount based on the closing price of each company as of December 31, 2012. As of December 31, 2012, shares of NeoPhotonics and Solazyme were trading below the strike price of the call options that were open and outstanding. The fair value of our shares of Champions Oncology, Inc., accounts for $1,348,227 of the total amount of secondary liquidity. As of December 31, 2011, our secondary liquidity was $31,457,861. NeoPhotonics and Solazyme account for $29,484,527 of this amount based on the closing price of each company as of December 31, 2011. Champions Oncology accounts for $1,973,334 of the total amount of secondary liquidity. As of December 31, 2012, and December 31, 2011, our shares of each of these companies were freely tradable securities. A decision to sell our shares would result in the cash received from the sale of these assets being included in primary liquidity. Until that time, we will continue to include the value of our shares of our publicly traded portfolio companies in secondary liquidity unless the average trading volume of each company reaches sufficient levels for us to monetize our stock in such companies over a short period of time.

Potential Pending Liquidity Events from Our Portfolio as of December 31, 2012

During the fourth quarter of 2012, one of our portfolio companies received letters of intent to acquire the company. As of December 31, 2012, discussions between this portfolio company and the potential acquirers are ongoing, and there can be no assurance that this company will be able to consummate a transaction within the next twelve months, if at all.

Additionally, our companies often plan for and/or begin the process of pursuing potential sales and/or IPOs of those companies by hiring bankers and/or advisors to attempt to pursue such liquidity events. We consider these efforts to be in the ordinary course of business for those companies until the potential and timing of a transaction become tangible through events such as receipt of letters of intent to acquire a company and/or drafting of registration documents to pursue an IPO. Other than the company mentioned above, as of December 31, 2012, we did not have any additional companies for which the potential and timing of a transaction are tangible.

As of December 31, 2012, we valued potential milestone payments from the sale of BioVex Group, Inc., at $3,400,734. If all the remaining milestone payments were to be paid by Amgen, Inc., we would receive $9,526,393. We have not received any milestone payments as of December 31, 2012, and there can be no assurance as to the timing and how much of this amount we will ultimately realize in the future, if any.

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

Following the expiration of the lock-up restrictions, we may pursue the sale of call options covered by our ownership of shares in our publicly traded portfolio companies. The Company will only "sell" or "write" options on common stocks held in the Company's portfolio. We will not sell "naked" call options, i.e., options representing more shares of the stock than are held in the portfolio. These call options give the buyer the right to purchase our stock at a given price, the "strike price," prior to a specific date, the "expiration date." A call option whose strike price is above the current price of the underlying stock is called "out-of-the-money." A call option whose strike price is below the current price of the underlying stock is called "in-the-money." When stocks in the portfolio rise, call options that were out-of-the-money when written may become in-the-money, thereby increasing the likelihood that they could be exercised, and we would be forced to sell the stock. The opposite would occur for an in-the-money option that would become out-of-the-money if the stock were to fall below the strike price of the option. We have used and currently plan to continue to use both in-the-money and out-of-the-money options as part of our strategy for managing our ownership in publicly traded portfolio companies.

We may also purchase put options as a method of limiting the downside risk that the price per share of these companies may decrease substantially from current levels. This type of option is particularly useful for hedging risk for volatile stocks such as NeoPhotonics Corporation and Solazyme, Inc., that are relatively illiquid compared to the number of shares owned by us. A put option gives its holder the right to sell a specified number of shares of a specific security at a specific price (known as the exercise strike price) by a certain date. The buyer of a put option is betting that the price of the security will decrease before the option expires. The risk for us as the option holder is that the option expires unexercised, and we have lost the money spent on buying the option.

For conventional listed call options, the options' expiration dates are commonly up to nine months from the date the call options are first listed for trading. Longer-term call options can have expiration dates up to three years from the date of listing. We currently expect the majority of written call options to be ones with expirations of equal to or shorter than one year from the date the call option is first listed for trading.

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

During the twelve months ended December 31, 2012, our strategy for managing our publicly traded positions has generated approximately $1,444,840 in net cash proceeds from premiums on call options sold and put options purchased of Solazyme, Inc. We added approximately $2,911,500 in gross cash proceeds to our primary liquidity resulting from options called that were covered by a portion of our shares of Solazyme. During 2012, we sold an additional 182,359 shares of Solazyme for gross cash proceeds of $2,287,723. The net increase in our primary liquidity from these transactions was $6,644,063. The average sale price on assignments under option contracts and open market sales for Solazyme was $10.27 for the year. Our cost basis in Solazyme is $2.36 per share. The proceeds from the premiums received from the sale of call options and the cash from the sale of shares discussed above have yielded cash that is approximately the same as the original amount we invested in Solazyme. This increase in primary liquidity is important for our efforts to continue to fund existing and new portfolio companies that could generate future investment returns. As of December 31, 2012, we had 150,000 of our remaining 1,797,790 shares of Solazyme under the following option contracts:

No. of Shares	Expiration Date	Strike Price
150,000	March 16, 2013	$10.00

During the twelve months ended December 31, 2012, our strategy for managing our publicly traded positions has generated approximately $195,717 in net cash proceeds from premiums on call options sold and put options purchased of NeoPhotonics Corporation. We also added approximately $2,000,500 in gross cash proceeds to our primary liquidity resulting from options called that were covered by a portion of our shares of NeoPhotonics. The net increase in our primary liquidity from these transactions was $2,196,217. The average sale price on assignments under option contracts of NeoPhotonics was $5.00 for the year. Our cost basis in NeoPhotonics is $16.19 per share. As of December 31, 2012, we had 50,000 of our remaining 50,807 shares of NeoPhotonics under the following option contracts:

No. of Shares	Expiration Date	Strike Price
50,000	February 16, 2013	$7.50

Current Business Environment

The fourth quarter of 2012 ended with decreases in value in the public market indices. These decreases coincided with a decrease in the number of IPOs and M&A transactions, though IPO values increased. Compared with 2011, M&A activity was comparable and the number of IPOs decreased by 11 percent. These dynamics continue to lead to a difficult fundraising environment for venture capital firms and for venture-backed companies, particularly those in the middle stages of development.

Eight U.S. venture-backed companies raised $1.4 billion through IPOs in the fourth quarter of 2012, which is a slight decline in number from the third quarter of 2012 (10 companies) and from the fourth quarter of 2011 (11 companies), according to Dow Jones VentureSource, Thomson Reuters and the National Venture Capital Association ("NVCA"). However, the capital raised increased from the third quarter of 2012 by $300 million. The capital raised in the fourth quarter of 2012 was approximately half of the capital raised in the same period of 2011. M&A transactions of venture-backed companies remained steady from the third to the fourth quarter, with 95 deals in the fourth quarter. There was a 23 percent decrease in the number of transactions as compared with the fourth quarter of 2011. The number of M&A transactions of venture-backed companies decreased from 488 in 2011 to 435 in 2012 (11 percent decline), according to Thomson Reuters and the NVCA. The average disclosed deal value for venture-backed M&A transactions (26 disclosed of 95 deals) in the fourth quarter of 2012 was $134 million, which is comparable with the fourth quarter of 2011, but $100 million less than the third quarter of 2012. The information technology sector dominated these deals, with 65 of the 95 deals. Life sciences companies had 18 deals, with an average disclosed price (12 disclosing of 18) of $130 million.

Forty-two U.S. venture capital funds raised $3.3 billion in the fourth quarter of 2012, according to Thomson Reuters and the NVCA. Compared with the third quarter of 2012, this is a 25 percent decrease in the number of funds (down from fifty-three) and a 35 percent decrease in the amount of capital raised (down from $5.0 billion). The top five venture capital funds accounted for 55 percent of the total fundraising in the fourth quarter, which is comparable with the third quarter. Venture capital fundraising for 2012 totaled $20.6 billion, a 10 percent increase in commitments as compared with 2011 ($18.7 billion). This increase in monetary commitments comes despite a three percent decline in the number of funds with closings (182 funds). Of the 182 funds that raised capital, 55 were new funds.

The current business environment is also complicated by global economic uncertainty and regional unrest. It remains unclear if and how the debt crisis in Europe will develop and whether it will result in a slowing of worldwide economic growth or even trigger a further global financial crisis. It is unclear if the rising budget deficits and partisan politics in the United States will result in further downgrades in its credit rating. Any outcome could be heightened potentially should an alternative to U.S. Treasury securities emerge as the global safe-haven for invested capital or should large holders of these securities, such as China, decide to divest of them in large quantities or in full. Further, many of our portfolio companies receive non-dilutive funding through government contracts and grants. Sequestration could have a direct and significant reduction in our portfolio companies' contract or grant awards. Sequestration will also likely result in reduced budgets at research facilities, which will reduce the volume of products they could potentially purchase from our portfolio companies.

All of this uncertainty could lead to a further broad reduction in risk taken by investors and corporations, which could reduce further the capital available to our portfolio companies, could affect the ability of our portfolio companies to build and grow their respective businesses, and could decrease the liquidity options available to our portfolio companies.

Historically, difficult venture environments have resulted in a higher than normal number of companies not receiving financing and being subsequently closed down with a loss to venture investors, and other companies receiving financing but at significantly lower valuations than the preceding financing rounds. This issue is compounded by the fact that many existing venture capital firms have few remaining years of investment and available capital owing to the finite lifetime of the funds managed by these firms. Additionally, even if a firm was able to raise a new fund, commonly venture capital firms are not permitted to invest new funds in existing investments. This limitation of available capital can lead to fractured syndicates of investors. A fractured syndicate can result in a portfolio company being unable to raise additional capital to fund operations; this issue is especially acute in capital-intensive sectors that are enabled by science-related innovations, such as life sciences, energy and electronics, which are generally not in favor among venture capital firms. The result of these difficulties is that the portfolio company may be forced to sell before reaching its full potential or be shut down entirely if the remaining investors cannot financially support the company. As such, improvements in the exit environment for venture-backed companies through IPOs and M&A transactions may not translate to an increase in the available capital to venture-backed companies, particularly those that have investments from funds that are in the latter stage of life unless the markets improve for some time into the future.

Our overall goal remains unchanged. We want to maintain our leadership position in investing in science-enabled companies, particularly those enabled by nanotechnology and microsystems and to increase our net asset value. The current environment for venture capital financings continues to favor those firms that have capital to invest regardless of the stage of the investee company. We continue to finance our new and follow-on equity and convertible debt investments from our cash reserves held in bank accounts. We may in the future invest borrowed capital to take advantage of opportunities that we believe will return greater than the cost of such borrowed capital. We have historically held, and may in the future again hold, our cash in U.S. Treasury securities. We believe the current status of the venture capital industry and the current economic climate provide opportunities to invest this capital at historically low valuations and under favorable terms in equity and convertible and non-convertible debt of new and existing privately held and publicly traded companies.

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

In each of the years in the period 2008 through 2012, the Company recorded the following gross write-ups in privately held securities as a percentage of net assets at the beginning of the year ("BOY"), gross write-downs in privately held securities as a percentage of net assets at the beginning of the year, and change in value of private portfolio securities as a percentage of net assets at the beginning of the year.

Gross Write-Ups and Write-Downs of the Privately Held Portfolio

	2008	2009	2010	2011	2012

Net Asset Value, BOY	$138,363,344	$109,531,113	$134,158,258	$146,853,912	$145,698,407
Gross Write-Downs During Year	$(39,671,588)	$(12,845,574)	$(11,391,367)	$(11,375,661)	$(19,604,046)
Gross Write-Ups During Year	$820,559	$21,631,864	$30,051,847	$11,997,991	$14,099,904
Gross Write-Downs as a Percentage of Net Asset Value, BOY	(28.67)%	(11.7)%	(8.5)%	(7.8)%	(13.5)%
Gross Write-Ups as a Percentage of Net Asset Value, BOY	0.59%	19.7%	22.4%	8.2%	9.7%
Net Change as a Percentage of Net Asset Value, BOY	(28.08)%	8.0%	13.9%	0.4%	(3.8)%

From December 31, 2011, to December 31, 2012, the value of our equity-focused venture capital portfolio, including our rights to potential future milestone payments from the sale of BioVex Group, Inc., to Amgen, Inc., decreased by $5,794,638, from $111,799,351 to $106,004,713.

Not including our rights to potential future milestone payments from the sale of BioVex Group, Inc., to Amgen, Inc., our equity-focused portfolio companies decreased in value by $5,832,581. This decrease was primarily owing to 1) a net decrease in the valuations of two of our publicly traded portfolio companies and sales of a portion of our shares of these companies of $15,062,266.  These sales yielded gross cash proceeds to us of $7,199,723 that are not included in the valuation of these portfolio companies as of December 31, 2012; 2) a net decrease in the values of comparables of $5,914,918 and 3) a net decrease in value owing to a net increase in discounts for non-performance risk of $4,458,011.  These changes were offset by 1) new and follow-on investments of $15,141,941 and 2) a net increase in value owing to the terms and pricing of new rounds of financing and indications of value from potential acquirers of $4,291,036.  The remaining component of the change of the value of our equity-focused portfolio companies of $169,637 was owing to changes in the value of warrants, currency fluctuations and interest on convertible bridge notes.

We note that our Valuation Committee and ultimately our Board of Directors take into account multiple sources of quantitative and qualitative inputs to determine the value of our privately held portfolio companies and our publicly traded portfolio companies whose values are not derived solely from the closing price on the last day of the quarter.

We also note that our Valuation Committee does not set the value of our freely tradable publicly traded portfolio companies, Solazyme, Inc., and NeoPhotonics Corporation. Even though our position in Champions Oncology, Inc., is freely tradable as of December 31, 2012, subjective inputs are also included in the determination of value. Therefore, our Valuation Committee sets the value of this position.

We define non-performance as the risk that the price per share (or implied valuation of a portfolio company) or the effective yield of a debt security of a portfolio company, as applicable, does not appropriately represent the risk that a portfolio company that requires or seeks to raise additional capital will be  (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation.  Our best estimates of non-performance risk of our portfolio companies during the fourth quarter of 2012 are included in the valuation of the companies as of December 31, 2012. Changes in non-performance risk led to a net decrease in value of $7,130,210. In the future, as these companies receive terms for additional financings or if they are unable to receive additional financing and, therefore, proceed with sales or shutdowns of the business, we expect the contribution of the discount for non-performance risk to vary in importance in determining the fair values of our securities of these companies. Changes in discounts for non-performance risk could positively or negatively affect the value of our portfolio companies in future quarters. As of December 31, 2012, non-performance risk was a significant factor in determining the values of nine of our 27 equity-focused portfolio companies that are fair valued by our Board of Directors. These nine companies accounted for approximately $34.6 million, or 33.7 percent, of the total value of our equity-focused venture capital portfolio, not including our rights to milestone payments from the sale of BioVex Group, Inc., to Amgen, Inc. As of December 31, 2011, non-performance risk was a significant factor in determining the values of 10 of our 25 equity-focused portfolio companies that are fair valued by our Board of Directors. These 10 companies accounted for approximately $30.3 million, or 28 percent, of the total value of our equity-focused venture capital portfolio, not including our rights to milestone payments from the sale of BioVex Group, Inc., to Amgen, Inc.

We also note that our valuation of our securities of Molecular Imprints, Inc., includes $3,033,338 that is ascribed to a non-convertible bridge note. The principal plus interest of this note was repaid in full in the third quarter of 2011. The remaining value results from a liquidation preference that survived the repayment of the note and, as currently written, would pay the Company $4,044,450 should the company be sold for more than its outstanding debt and a contractual payment to management of Molecular Imprints. This amount assumes that the total non-convertible bridge note preferences of $10.5 million are paid in full. Our value of this portion of our securities of Molecular Imprints as of December 31, 2012, reflects a probability-weighted discount applied to the total amount of the preference.

As of December 31, 2012, our top ten investments by value accounted for approximately 73 percent of the value of our equity-focused venture capital portfolio.

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

Owing to the structure and objectives of our business, we generally expect to experience net operating losses and seek to generate increases in our net assets from operations through the long-term appreciation and monetization of our venture capital investments. We have relied, and continue to rely, primarily on proceeds from sales of investments, rather than on investment income, to defray a significant portion of our operating expenses. Because such sales are unpredictable, we attempt to maintain adequate working capital to provide for fiscal periods when there are no such sales. During 2012 and 2011, we made two and three venture debt investments, respectively.

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

Comparison of Years Ended December 31, 2012, 2011, and 2010

During the years ended December 31, 2012, and December 31, 2011, we had net decreases in net assets resulting from operations of $19,986,900 and $3,541,363, respectively.

During the year ended December 31, 2010, we had a net increase in net assets resulting from operations of $10,586,850.

Investment Income and Expenses:

During the years ended December 31, 2012, 2011, and 2010, we had net operating losses of $8,803,343, $8,338,365, and $7,555,807, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash, stock-based compensation expense of $2,928,943 in 2012, $1,894,800 in 2011, and $2,088,091 in 2010. The increase in non-cash, stock-based compensation expense in 2012 is primarily associated with the compensation cost for restricted stock and the compensation cost for the voluntary cancellation of stock options during the second quarter of 2012. The employees who cancelled stock options realized no value from those options. During the years ended December 31, 2012, 2011, and 2010, total investment income was $722,227, $702,765, and $446,038, respectively. During the years ended December 31, 2012, 2011, and 2010, total operating expenses were $9,525,570, $9,041,130, and $8,001,845, respectively.

During 2012, as compared with 2011, investment income increased from $702,765 to $722,227, reflecting an increase in interest income from non-convertible promissory notes, subordinated and senior secured debt, and senior secured debt through a participation agreement, offset by a decrease in interest income from convertible bridge notes and a decrease in our average holdings of U.S. government securities. During the twelve months ended December 31, 2012, we accrued net bridge note interest of $235,806, as compared with $368,479 during the twelve months ended December 31, 2011. During the twelve months ended December 31, 2012, our average holdings of U.S. government securities were $3,884,228, as compared with $24,295,971 during the twelve months ended December 312, 2011, primarily owing to the decrease in yield available over the durations of maturities in which we were willing to invest and the availability of fully FDIC insured demand deposit bank accounts. The average yield on our U.S. government securities for the twelve months ended December 31, 2012, and 2011, was 0.10 percent and 0.08 percent, respectively.

Operating expenses, including non-cash, stock-based compensation expenses, were $9,525,570 and $9,041,130 for the twelve months ended December 31, 2012, and December 31, 2011, respectively. The increase in operating expenses for the twelve months ended December 31, 2012, as compared with the twelve months ended December 31, 2011, was primarily owing to increases in salaries, benefits and stock-based compensation expense, administration and operations expense and rent expense, offset by decreases in professional fees, directors' fees and expenses and custody fees. Salaries, benefits and stock-based compensation expense increased by $610,527, or 10.2 percent, through December 31, 2012, as compared with December 31, 2011, primarily as a result of an increase in non-cash expense of $1,034,143 associated with the Stock Plan. In May 2012, the executive officers of the Company voluntarily cancelled all of their outstanding stock options for no consideration. This resulted in a one-time charge of $1,365,242 to recognize all of the previously unrecognized compensation cost related to these options. While the non-cash, stock-based compensation expense for the Stock Plan increased our operating expenses by $2,928,943, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value. We also had increases in salaries of employees owing to cost of living adjustments and costs associated with the hiring of one full-time employee and two part-time employees, offset by a decrease in year-end employee bonus expense of $425,000 and a decrease of $415,854 in the projected benefit obligation expense accrual for medical retirement benefits. Administration and operations expense increased by $33,914, or 3.2 percent, through December 31, 2012, as compared with December 31, 2011, primarily as a result of increases in expenses associated with investor outreach expenses and costs of approximately $37,898 related to Meet the Portfolio Day. We did not hold a Meet the Portfolio Day during the comparable period in 2011. Rent expense increased by $32,172, or 8.5 percent, for the period ended December 31, 2012, as compared with the twelve months ended December 31, 2011. Our rent expense of $408,659 for the twelve months ended December 31, 2012, includes $418,662 of rent paid in cash, net of $10,003 non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term. Our rent paid in cash of $418,662 includes $9,320 of real estate tax escalation charges on our corporate headquarters located at 1450 Broadway in New York City. Professional fees decreased by $154,362, or 13.4 percent, through December 31, 2012, as compared with December 31, 2011, primarily as a result of decreases in certain legal and consulting fees associated with investor outreach and marketing efforts, offset by an increase in accounting fees. Directors' fees and expenses decreased by $43,440, or 12.8 percent, through December 31, 2012, as compared with December 31, 2011, primarily owing to the retirement of two members of our Board of Directors in 2012. Custody fees decreased by $12,989, or 20.8 percent, for the twelve months ended December 31, 2012, as compared with December 31, 2011, owing to the lower fees charged by our new custodian, Union Bank.

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

Realized Income and Losses from Investments:

During the years ended December 31, 2012 and 2011, we realized net gains on investments of $2,406,433 and $2,449,705, respectively. During the year ended December 31, 2010, we realized net losses on investments of $3,740,518. The variation in these results is primarily owing to variations in gross realized gains and losses from investments. For the years ended December 31, 2012, and 2011, we realized gains from investments, before taxes, of $2,421,669 and $2,456,627, respectively. For the year ended December 31, 2010, we realized losses from investments, before taxes, of $3,736,057. Income tax expense for the years ended December 31, 2012, 2011, and 2010 was $15,236, $6,922, and $4,461, respectively.

During the year ended December 31, 2012, we realized net gains of $2,421,669, consisting primarily of a realized gain of $4,101,673 on the sale of 506,359 shares of Solazyme, Inc., including the sale of 324,000 shares that were called subject to the terms of call option contracts and a realized gain of $1,605,907 on the repurchase and expiration of certain Solazyme and NeoPhotonics Corporation written call option contracts, offset by a realized loss of $4,307,592 on the sale of 400,100 shares of NeoPhotonics that were called subject to the terms of call option contracts. At December 31, 2012, we still owned 1,797,790 shares of Solazyme and 50,807 shares of NeoPhotonics. We had a realized gain of $464,485 on our escrow payment from the sale of Innovalight, Inc., in 2011. We also had realized gains on our escrow payments from the sales of BioVex Group, Inc., and Crystal IS, Inc.

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

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the year ended December 31, 2012, net unrealized appreciation on total investments decreased by $13,589,990.

During the year ended December 31, 2011, net unrealized appreciation on total investments increased by $2,347,297.

During the year ended December 31, 2010, net unrealized depreciation on total investments decreased by $21,883,175.

During the year ended December 31, 2012, net unrealized appreciation on total investments decreased by $13,589,990, or 137.9 percent, from net unrealized appreciation of $9,851,603 at December 31, 2011, to net unrealized depreciation of $3,738,387 at December 31, 2012. During the year ended December 31, 2011, net unrealized appreciation on total investments increased by $2,347,297, or 31.3 percent, from net unrealized appreciation of $7,504,306 at December 31, 2010, to net unrealized appreciation of $9,851,603 at December 31, 2011.

During the year ended December 31, 2012, net unrealized appreciation on our venture capital investments decreased by $13,480,234, from net unrealized appreciation of $9,731,603 at December 31, 2011, to net unrealized depreciation of $3,748,631 at December 31, 2012, owing primarily to decreases in the valuations of the following investments held:

Investment	Amount of Write-Down

Solazyme, Inc.	6,524,259
Bridgelux, Inc.	6,121,656
Ancora Pharmaceuticals Inc.	4,330,723
Kovio, Inc.	1,721,913
Mersana Therapeutics, Inc.	1,524,629
ABSMaterials, Inc.	1,434,082
Contour Energy Systems, Inc.	1,279,064
Laser Light Engines, Inc.	1,172,892
HzO, Inc.	732,651
Produced Water Absorbents, Inc.	721,830
Champions Oncology, Inc.	625,107
Senova Systems, Inc.	441,363
Cambrios Technologies Corporation	54,040
SiOnyx, Inc.	50,342
NanoTerra, Inc.	18,861

The write-downs for the year ended December 31, 2012, were offset by write-ups in the valuations of the following investments held:

Investment	Amount of Write-Up

Xradia, Inc.	5,324,907
Nanosys, Inc.	2,453,186
Adesto Technologies Corporation	2,393,372
Nantero, Inc.	1,210,298
Ensemble Therapeutics Corporation	1,077,795
Cobalt Technologies, Inc.	823,029
NeoPhotonics Corporation	563,061
D-Wave Systems, Inc.	450,972
Enumeral Biomedical Corp.	215,342
GEO Semiconductor, Inc.	16,335
OHSO Clean, Inc.	10,742
Metabolon, Inc.	22

We had an increase in unrealized appreciation of $37,943 on the rights to milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc.

We had an increase in unrealized appreciation owing to foreign currency translation of $123,904 on our investment in D-Wave Systems, Inc.

We had an increase in unrealized appreciation of $4,141,035 on our investment in NeoPhotonics Corporation owing to realized losses on the sale of its securities.

We had a decrease in unrealized appreciation of $5,568,765 on our investment in Solazyme, Inc., owing to realized gains on the sale of its securities.

Unrealized appreciation on our U.S. government securities portfolio increased from unrealized appreciation of $0 at December 31, 2011, to $2,744 at December 31, 2012.

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

Financial Condition

December 31, 2012

At December 31, 2012, our total assets and net assets were $131,990,250 and $128,436,774, respectively. At December 31, 2011, they were $150,343,653 and $145,698,407, respectively. At December 31, 2012, our net asset value per share was $4.13 as compared with $4.70 at December 31, 2011.

At December 31, 2012, our shares outstanding increased to 31,116,881 from 31,000,601 at December 31, 2011, owing to the vesting of 116,280 shares related to restricted stock awards.

Significant developments in the twelve months ended December 31, 2012, included a decrease in the holdings of our venture capital investments of $5,046,059 and a decrease in our cash of $11,463,403. The decrease in the value of our venture capital investments from $113,048,250 at December 31, 2011, to $108,002,191 at December 31, 2012, resulted primarily from a decrease in the net value of our venture capital investments of $13,480,234, offset by an increase owing to three new and 27 follow-on investments of $16,511,941. The decrease in our cash and treasury holdings from $33,841,394 at December 31, 2011, to $22,377,991 at December 31, 2012, is primarily owing to the payment of cash for operating expenses of $6,254,427 and to new and follow-on venture capital investments totaling $16,511,941, offset by net proceeds of $7,167,816 received from the sale of certain of our shares of Solazyme, Inc., and NeoPhotonics Corporation, net premium proceeds of $1,640,557 received from certain Solazyme and NeoPhotonics written call option contracts, $953,480 from the portion of our upfront payment held in escrow from the sale of BioVex Group, Inc., to Amgen, Inc., and $11,140 from the portion of our upfront payment held in escrow from the sale of Crystal IS, Inc., to Asahi Kasei Group.

The following table is a summary of additions to our portfolio of venture capital investments made during the twelve months ended December 31, 2012:

New Investments	Amount of Investment

AgBiome, LLC (formerly AgInnovation, LLC)	$2,000,000
OpGen, Inc.	815,000
OhSo Clean, Inc.	720,000

Follow-On Investments	Amount of Investment

OpGen, Inc.	$2,445,000
Adesto Technologies Corporation	1,393,147
SiOnyx, Inc.	1,255,523
Ancora Pharmaceuticals Inc.	1,000,000
HzO, Inc.	1,000,000
Enumeral Biomedical Corp.	750,000
Senova Systems, Inc.	657,692
Kovio, Inc.	588,000
Contour Energy Systems, Inc.	480,000
D-Wave Systems, Inc.	440,999
Laser Light Engines, Inc.	434,784
NanoTerra, Inc.	650,000
Mersana Therapeutics, Inc.	316,453
Cambrios Technologies Corporation	216,168
Ultora, Inc.	215,000
ABSMaterials, Inc.	200,000
Laser Light Engines, Inc.	186,955
Nantero, Inc.	139,075
Mersana Therapeutics, Inc.	124,542
Ensemble Therapeutics Corporation	109,433
Ultora, Inc.	107,753
Ultora, Inc.	67,821
Ultora, Inc.	64,652
Cobalt Technologies, Inc.	45,097
Nanosys, Inc.	43,821
Cobalt Technologies, Inc.	29,994
Cobalt Technologies, Inc.	15,032

Total	$16,511,941

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

The following table is a summary of additions to our portfolio of venture capital investments made during the twelve months ended December 31, 2011:

New Investments	Amount of Investment

Champions Oncology, Inc.	$2,000,000
HzO, Inc.	1,666,667
Produced Water Absorbents, Inc.	750,000
Senova Systems, Inc.	692,308

Follow-On Investments	Amount of Investment

Metabolon, Inc.	$1,499,999
Ancora Pharmaceuticals Inc.	1,300,000
Adesto Technologies Corporation	1,032,058
Kovio, Inc.	892,315
Molecular Imprints, Inc.	866,668
Bridgelux, Inc.	813,805
Contour Energy Systems, Inc.	720,000
Enumeral Biomedical Corp.	650,000
NeoPhotonics Corporation	550,000
Bridgelux, Inc.	538,945
Ancora Pharmaceuticals Inc.	500,000
Molecular Imprints, Inc.	481,482
Adesto Technologies Corporation	445,659
D-Wave Systems, Inc.	337,579
Mersana Therapeutics, Inc.	298,900
Innovalight, Inc.	272,369
Ancora Pharmaceuticals Inc.	200,000
Ancora Pharmaceuticals Inc.	200,000
Laser Light Engines, Inc.	200,000
Innovalight, Inc.	181,579
Ultora, Inc.	150,500
GEO Semiconductor, Inc.	150,000
Cobalt Technologies, Inc.	121,560
Ancora Pharmaceuticals Inc.	100,000
Enumeral Biomedical Corp.	99,999
Laser Light Engines, Inc.	95,652
Laser Light Engines, Inc.	82,609
Ultora, Inc.	63,250
ABSMaterials, Inc.	60,000
Mersana Therapeutics, Inc.	25,000
Mersana Therapeutics, Inc.	25,000
Mersana Therapeutics, Inc.	25,000

Total	$19,088,903

The following tables summarize the values of our portfolios of venture capital investments and U.S. government obligations, as compared with their cost, at December 31, 2012, and December 31, 2011:

	December 31, 2012	December 31, 2011

Venture capital investments, at cost	$111,750,822	$103,316,647
Net unrealized (depreciation) appreciation(1)	(3,748,631)	9,731,603
Venture capital investments, at value	$108,002,191	$113,048,250

	December 31, 2012	December 31, 2011

U.S. government obligations, at cost	$13,996,136	$0
Net unrealized appreciation(1)	2,744	0
U.S. government obligations, at value	$13,998,880	$0

(1)At December 31, 2012, and December 31, 2011, the net accumulated unrealized (depreciation) appreciation on investments was $3,738,387 and $9,851,603, respectively.

Cash Flow

Year Ended December 31, 2012

Net cash used in operating activities for the year ended December 31, 2012, was $(23,741,522), primarily reflecting the net purchase of U.S. government securities of $13,993,650, the purchase of venture capital investments of $16,511,941 and the payment of operating expenses, partially offset by proceeds from the sale of investments of $8,132,435 and net proceeds from call options of $1,640,557.

Net cash used in investing activities for the year ended December 31, 2012, was $15,922, primarily reflecting the purchase of fixed assets.

Cash used in financing activities for the year ended December 31, 2012, was $1,704,839, resulting from the repayment of our credit facility and the net settlement of restricted stock awards.

Year Ended December 31, 2011

Net cash provided by operating activities for the year ended December 31, 2011, was $28,111,456, primarily reflecting net proceeds from the sale of U.S. government securities of $38,248,334 and the sale of venture capital investments of $14,547,826, offset by the purchase of venture capital investments of $19,037,403 and the payment of operating expenses.

Net cash used in investing activities for the year ended December 31, 2011, was $18,039, primarily reflecting the purchase of fixed assets.

Cash provided by financing activities for the year ended December 31, 2011, was $1,991,058, resulting from the exercise of stock options, and proceeds from the drawdown of our credit facility.

Year Ended December 31, 2010

Net cash provided by operating activities for the year ended December 31, 2010, was $2,214,531, primarily reflecting proceeds from the sale of U.S. government securities of $17,700,144 and venture capital investments of $408,899, offset by the purchase of venture capital investments of $10,050,721 and the payment of operating expenses.

Net cash used in investing activities for the year ended December 31, 2010, was $89,790, primarily reflecting the purchase of fixed assets.

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

We fund our day-to-day operations using interest earned and proceeds from our cash holdings, the sales of our investments in U.S. government securities, when applicable, and interest earned from our venture debt securities. We believe the increase or decrease in the value of our venture capital investments does not materially affect the day-to-day operations of the Company or our daily liquidity. As of December 31, 2012, and December 31, 2011, we had no investments in money market mutual funds.

We have a $10 million three-year revolving credit facility with TD Bank, N.A. This credit facility is used to fund our venture debt investments and not for the payment of day-to-day operating expenses. As of December 31, 2012, we had no debt outstanding. We have not issued any debt securities, and, therefore, are not subject to credit agency downgrades.

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

Except for a rights offering, we are also generally not able to issue and sell our common stock at a price below our net asset value per share, exclusive of any distributing commission or discount, without shareholder approval. As of December 31, 2012, our net asset value was $4.13 per share and our closing market price was $3.30 per share. We do not currently have shareholder approval to issue or sell shares below our net asset value per share.

December 31, 2012

At December 31, 2012, and December 31, 2011, our total net primary and secondary liquidity was $38,231,691 and $65,368,303, respectively.

At December 31, 2012, and December 31, 2011, our total net primary liquidity was $22,461,202 and $33,910,442, respectively. Our primary liquidity is principally comprised of our cash, U.S. government securities, when applicable, and certain receivables. The decrease in our primary liquidity from December 31, 2011, to December 31, 2012, is primarily owing to the use of funds for investments and payment of net operating expenses, offset by the receipt of $953,480 from the portion of our upfront payment held in escrow from the sale of BioVex Group, Inc., to Amgen, Inc., which was released on March 16, 2012, the receipt of $11,140 from the portion of our upfront payment held in escrow from the sale of Crystal IS, Inc., to Asahi Kasei Group, which was released on April 30, 2012, and $7,167,816 received from the net sales of portions of our shares of Solazyme, Inc., and NeoPhotonics Corporation. During the year ended December 31, 2012, we also purchased and sold call option contracts on our publicly traded positions generating net premiums of $1,640,253.

At December 31, 2012, and December 31, 2011, our secondary liquidity was $15,770,488 and $31,457,861, respectively. Our secondary liquidity consists of our publicly traded securities. Although these companies are publicly traded, their stock may not trade at high volumes and prices can be volatile, which may restrict our ability to sell our positions at any given time. We may also be restricted for a period of time in selling our positions in these companies due to our shares being unregistered. As of December 31, 2012, none of our publicly traded securities were restricted from sale.

We do not include funds held in escrow from the sale of investments in primary or secondary liquidity. These funds will become primary liquidity if and when they are received at the expiration of the escrow period. On January 24, 2013, we received proceeds of $949,468 from the release of the Innovalight escrow.

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

On January 21, 2010, we moved our corporate headquarters from 111 West 57th Street in New York City to 1450 Broadway in New York City. The lease and sublease for our offices at 111 West 57th Street expired on April 17, 2010 and on April 29, 2010, respectively. Total rent expense for the office space at 111 West 57th Street was $57,951 in 2010. Our rent expense in 2010 of $57,951 included $47,094 of real estate tax escalation charges from 2003 to 2010 paid on the office space at 111 West 57th Street.

On September 24, 2009, we signed a ten-year lease for approximately 6,900 square feet of office space located at 1450 Broadway, New York, New York. The lease commenced on January 21, 2010, with these offices replacing our corporate headquarters previously located at 111 West 57th Street in New York City. The base rent is $36 per square foot with a 2.5 percent increase per year over the 10 years of the lease, subject to a full abatement of rent for four months and a rent credit for six months throughout the lease term. The lease expires on December 31, 2019. Total rent expense for this office space in New York City was $238,202 in 2012, $230,302 in 2011 and $215,319 in 2010. Future minimum lease payments in each of the following years are: 2013 - $244,857; 2014 - $250,979; 2015 - $280,673; 2016 - $287,690; 2017 - $294,882; and thereafter for the remaining term – an aggregate of $612,065.

On July 1, 2008, we signed a five-year lease for office space at 420 Florence Street, Suite 200, Palo Alto, California, commencing on August 1, 2008, and expiring on August 31, 2013. Total rent expense for this office space in Palo Alto was $136,816 in 2012, $132,831 in 2011, and $128,962 in 2010. Future minimum lease payments in 2013 are $93,135.

On April 26, 2011, we signed a one-year lease for office space at 530 Lytton Avenue, 2nd Floor, Palo Alto, California, commencing on July 1, 2011, and expiring on June 30, 2012. The lease was renewed commencing on July 1, 2012, and expiring on June 30, 2013. Total rent expense for this office space in Palo Alto was $28,916 in 2012 and $13,354 in 2011. Future minimum lease payments in 2013 are $14,380.

On March 22, 2012, we signed a one-year lease for office space at 140 Preston Executive Drive, Space "L," Cary, North Carolina, commencing on April 1, 2012, and expiring on March 31, 2013. The lease was renewed commencing on April 1, 2013, and expiring on March 31, 2014. Total rent expense for this office space in Cary was $4,725 in 2012. Future minimum lease payments in 2013 and 2014 are $6,442 and 1,622, respectively.

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

The credit facility, among other things, matures on February 24, 2014, and generally bears interest, at the Company’s option, based on (i) LIBOR plus 1.25 percent or (2) the higher of the federal funds rate plus fifty basis points (0.50 percent) or the U.S. prime rate as published in the Wall Street Journal.  The credit facility generally requires payment of interest on a monthly basis and requires the payment of a non-use fee of 0.15 percent annually.  All outstanding principal is due upon maturity.  The credit facility is secured by cash collateral to be held in a non-interest bearing account at TD Bank, N.A. The credit facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining our status as a BDC (c) maintaining unencumbered, liquid assets of not less than $7,500,000, (d)  limitations on the incurrence of additional indebtedness, (e) limitations on liens, and (f) limitations on mergers and dissolutions. The credit facility is used to supplement our capital to make additional venture debt investments.

The Company’s outstanding debt balance at December 31, 2012, and December 31, 2011, was $0 and $1,500,000, respectively. The annual weighted average interest cost for the twelve months ended December 31, 2012, was 1.6 percent, exclusive of amortization of closing fees and other expenses related to establishing the credit facility. The remaining capacity under the credit facility was $10,000,000 at December 31, 2012. At December 31, 2012, the Company was in compliance with all financial covenants required by the credit facility.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows:

Payments Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facility(1)	$0	$0	$0	$0	$0

Operating leases	$2,086,725	$358,814	$533,274	$582,572	$612,065

As of December 31, 2012, we had $10,000,000 of unused borrowing capacity under our credit facility.

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

Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") As of December 31, 2012, our financial statements include venture capital investments valued at $93,579,930, the fair values of which were determined in good faith by, or under the direction of, the Board of Directors. As of December 31, 2012, approximately 72.9 percent of our net assets represent investments in portfolio companies at fair value by the Board of Directors.

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

Historically, difficult venture capital environments have resulted in companies not receiving financing and being subsequently closed down with a loss of investment to venture investors, and other companies receiving financing but at significantly lower valuations than the preceding rounds, leading to very deep dilution for those who do not participate in the new rounds of investment. Our best estimate of this non-performance risk has been quantified and included in the valuation of our portfolio companies as of December 31, 2012.

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

As of December 31, 2012, approximately 87 percent of our portfolio company investments were classified as Level 3 in the hierarchy, indicating a high level of judgment required in their valuation.

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

The discount rate reflects the current rate at which the post-retirement medical benefit and pension liabilities could be effectively settled considering the timing of expected payments for plan participants. In estimating this rate, we consider the Citigroup Pension Liability Index in the determination of the appropriate discount rate assumptions. The weighted average rate we utilized to measure our post retirement medical benefit obligation as of December 31, 2012, and to calculate our 2013 expense was 4.25 percent. We used a discount rate of 2.75 percent to calculate our pension obligation for the Executive Mandatory Retirement Benefit Plan.

Recent Developments - Portfolio Companies

In January 2013, we closed our written call option position in NeoPhotonics Corporation, expiring on February 16, 2013, for a payment of $4,747. In January 2013, we also sold 508 written call option contracts on NeoPhotonics expiring in February 2013, with a strike price of $5.00. We received premiums of approximately $28,893 for these contracts. In January 2013 and February 2013, we sold 50,807 shares of NeoPhotonics for net proceeds of approximately $252,042. We no longer hold any shares of NeoPhotonics.

In January and February 2013, we sold 1,513 written call option contracts on Solazyme, Inc., expiring in February 2013, with a strike price of $7.50. We received premiums of approximately $55,467 for these contracts. We also purchased put options on Solazyme expiring in February 2013 with a strike price of $7.50. We paid premiums of approximately $53,840.

In January 2013, we sold 1,000 written call option contracts on Solazyme, Inc., expiring in March 2013, with a strike price of $7.50. We received premiums of approximately $89,088 for these contracts.

In February 2013, we were assigned on a total of 182,800 shares of Solazyme, Inc., relating to the February and March 2013 written call option contracts. We received net proceeds of approximately $1,365,053 related to these sales.

In January and February 2013, we sold 1,900 written call option contracts on Solazyme, Inc., expiring in June 2013, with a strike price of $10.00. We received premiums of approximately $68,798 for these contracts.

On January 17, 2013, the Company made a $672,000 follow-on investment in a privately held portfolio company.

On January 23, 2013, the Company made a $350,000 follow-on investment in Ancora Pharmaceuticals Inc., a privately held portfolio company.

On January 24, 2013, we received $949,468 upon the release of funds held in escrow from the acquisition of Innovalight, Inc., by DuPont in 2011.

On January 28, 2013, the Company made a $200,000 follow-on investment in Champions Oncology, Inc., a publicly traded portfolio company.

On March 11, 2013, the Company made a $28,920 follow-on investment in a privately held portfolio company.

On March 12, 2013, the Company made a $350,000 follow-on investment in Nano Terra, Inc., a privately held portfolio company.

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

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we have historically funded a portion of our venture debt investments with borrowings, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Our borrowings under our credit facility bear interest, at our option, based on either (a) LIBOR plus 1.25 percent or (2) the higher of the federal funds rate plus 50 basis points or the U.S. prime rate. The interest rates are fixed for the interest period selected. However, these interest periods renew approximately every three months. Therefore, variations in interest rates affect the rates at which we can borrow and may increase our interest expense during any given period. Additionally, in the future, we may fund a portion of our equity investments with borrowings. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in future quarters. At December 31, 2012, we had no debt outstanding.

We may also invest in both short- and long-term U.S. government and agency securities. To the extent that we invest in short- and long-term U.S. government and agency securities, changes in interest rates result in changes in the value of these obligations that result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements, and the quantity and duration of long-term U.S. government and agency securities held by the Company, and it will vary from period to period. If the average interest rate on U.S. government securities at December 31, 2012, were to increase by 25, 75 and 150 basis points, the average value of these securities held by us at December 31, 2012, would decrease by approximately $35,000, $105,000 and $210,000, respectively, and the portion of our net asset value attributable to such securities would decrease correspondingly.

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

Foreign Currency Risk

Most of our investments are denominated in U.S. dollars. We currently have one investment denominated in Canadian dollars. We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates. The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates is $466,457 at December 31, 2012.

Item 8.	Consolidated Financial Statements and Supplementary Data.

HARRIS & HARRIS GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

The following reports and consolidated financial schedules of Harris & Harris Group, Inc. are filed herewith and included in response to Item 8.

Schedules have been omitted because they are not applicable or the required information is presented in the consolidated financial statements and/or related notes.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the results of this assessment, management (including our Chief Executive Officer and Chief Financial Officer) has concluded that, as of December 31, 2012, the Company's internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears on page 95 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Harris & Harris Group, Inc.:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, of changes in net assets, and of cash flows and the financial highlights present fairly, in all material respects, the financial position of Harris & Harris Group, Inc. and its subsidiaries (hereafter referred to as the “Company”) at December 31, 2012 and December 31, 2011, and the results of their operations, their cash flows, the changes in their net assets, and the financial highlights for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting listed in the accompanying index. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2, the financial statements include fair value measurements which have been estimated by the Board of Directors using significant unobservable inputs in the absence of observable inputs. Those estimated fair values may differ significantly from fair values measured using observable inputs. As discussed in Note 2, at December 31, 2012, fair value measurements estimated using significant unobservable inputs are $93,579,930 (72.87% of the net assets).

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

/s/ PricewaterhouseCoopers LLP

New York, New York

March 15, 2013

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2012	December 31, 2011
ASSETS
Investments, in portfolio securities at value:
Unaffiliated privately held companies (cost: $29,365,558 and $23,794,145, respectively)	$24,949,756	$23,748,247
Unaffiliated rights to milestone payments (adjusted cost basis: $3,291,750 and $3,291,750, respectively)	3,400,734	3,362,791
Unaffiliated publicly traded securities (cost: $5,070,447 and $12,743,787, respectively)	14,422,261	29,484,527
Non-controlled affiliated privately held companies (cost: $57,789,263 and $48,968,029, respectively)	60,792,397	47,601,785
Non-controlled affiliated publicly traded companies (cost: $2,000,000 and $2,000,000, respectively)	1,348,227	1,973,334
Controlled affiliated privately held companies (cost: $14,233,804 and $12,518,936, respectively)	3,088,816	6,877,566
Total, investments in private portfolio companies, rights to milestone payments and public securities at value (cost: $111,750,822 and $103,316,647, respectively)	$108,002,191	$113,048,250
Investments, in U.S. Treasury obligations at value (cost: $13,996,136 and $0, respectively)	13,998,880	0
Cash	8,379,111	33,841,394
Restricted funds (Note 2)	10,015	1,512,031
Funds held in escrow from sales of investments, at value (Note 2)	1,052,345	1,064,234
Receivable from portfolio company	23,830	37,331
Interest receivable	49,068	14,635
Prepaid expenses	97,410	398,858
Other assets	377,400	426,920
Total assets	$131,990,250	$150,343,653

LIABILITIES & NET ASSETS

Post retirement plan liabilities (Note 9)	$1,876,447	$1,660,958
Revolving loan (Note 4)	0	1,500,000
Accounts payable and accrued liabilities	1,262,202	906,910
Deferred rent	368,977	378,980
Written call options payable (premiums received: $50,000 and $315,000, respectively) (Note 6)	42,500	195,000
Debt interest and other payable	3,350	3,398
Total liabilities	3,553,476	4,645,246

Net assets	$128,436,774	$145,698,407

Net assets are comprised of:
Preferred stock, $0.10 par value, 2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares authorized at 12/31/12 and 12/31/11; 32,945,621 issued at 12/31/12 and 32,829,341 issued at 12/31/11	329,456	328,294
Additional paid in capital (Note 7)	213,194,474	210,470,369
Accumulated net operating and realized loss	(77,943,238)	(71,546,328)
Accumulated unrealized (depreciation) appreciation of investments	(3,738,387)	9,851,603
Treasury stock, at cost (1,828,740 shares at 12/31/12 and 12/31/11)	(3,405,531)	(3,405,531)

Net assets	$128,436,774	$145,698,407

Shares outstanding	31,116,881	31,000,601

Net asset value per outstanding share	$4.13	$4.70

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Investment income:
Interest from:
Unaffiliated companies	$252,138	$252,326	$37,708
Non-controlled affiliated companies	91,500	134,358	117,377
Controlled affiliated companies	169,554	176,629	211,220
Cash and U.S. Treasury obligations and other	45,175	38,167	49,483
Miscellaneous income	163,860	101,285	30,250
Total investment income	722,227	702,765	446,038

Expenses:
Salaries, benefits and stock-based compensation (Note 7)	6,582,714	5,972,187	5,287,386
Administration and operations	1,079,653	1,045,739	1,010,762
Professional fees	1,001,772	1,156,134	752,526
Rent (Note 2)	408,659	376,487	402,232
Directors' fees and expenses	296,708	340,148	345,000
Custody fees	49,349	62,338	96,000
Depreciation	58,589	51,153	51,399
Interest and other debt expense	48,126	36,944	0
Lease termination costs	0	0	56,540
Total expenses	9,525,570	9,041,130	8,001,845

Net operating loss	(8,803,343)	(8,338,365)	(7,555,807)

Net realized gain (loss):
Realized gain (loss) from investments:
Unaffiliated companies	546,055	4,967,511	13,218
Non-controlled affiliated companies	475,844	(2,510,802)	(3,584,461)
Publicly traded companies	(205,919)	0	(152,980)
Written call options	1,605,907	0	0
U.S. Treasury obligations/other	(218)	(82)	(11,834)
Realized gain (loss) from investments	2,421,669	2,456,627	(3,736,057)

Income tax expense (Note 10)	15,236	6,922	4,461
Net realized gain (loss) from investments	2,406,433	2,449,705	(3,740,518)

Net (decrease) increase in unrealized
appreciation on investments:
Change as a result of investment sales	(1,427,730)	74,649	3,608,205
Change on investments held	(12,049,760)	2,152,648	18,274,970
Change on written call options	(112,500)	120,000	0
Net (decrease) increase in unrealized appreciation on investments	(13,589,990)	2,347,297	21,883,175

Net realized and unrealized (loss) gain on investments	$(11,183,557)	$4,797,002	$18,142,657

Net (decrease) increase in net assets resulting
from operations	$(19,986,900)	$(3,541,363)	$10,586,850

Per average basic and diluted outstanding share	$(0.65)	$(0.12)	$0.34

Weighted average outstanding shares	31,000,919	30,980,221	30,866,239

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010

Cash flows (used in) provided by operating activities:
Net (decrease) increase in net assets resulting from operations	$(19,986,900)	$(3,541,363)	$10,586,850
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized and unrealized loss (gain) on investments	11,168,321	(4,803,924)	(18,147,118)
Depreciation of fixed assets, amortization of premium
or discount on U.S. government securities, and
bridge note interest	(161,781)	(327,378)	(341,861)
Stock-based compensation expense	2,928,943	1,894,800	2,088,091
Purchase of U.S. government securities	(36,492,162)	(100,032,726)	(62,244,735)
Sale of U.S. government securities	22,498,512	138,281,060	79,944,879
Purchase of affiliated portfolio companies	(14,102,326)	(14,766,443)	(6,382,357)
Purchase of unaffiliated portfolio companies	(2,409,615)	(4,270,960)	(3,668,364)
Principal payments received on debt investments	623,428	1,591,554	0
Proceeds from sale of investments and conversion
of bridge notes	8,201,603	14,547,826	408,899
Proceeds from call option premiums	3,082,636	315,000	0
Payments for call option purchases	(1,442,079)	0	0

Changes in assets and liabilities:
Restricted funds	1,502,016	(1,509,280)	(751)
Receivable from portfolio company	13,501	(27,331)	18,247
Interest receivable	(34,433)	16,303	(2,883)
Prepaid expenses	301,448	(19,153)	(285,576)
Other receivables	0	4,446	7,187
Return of security deposits on leased properties	0	0	44,376
Other assets	6,636	244,035	(294,766)
Post retirement plan liabilities	215,489	154,052	137,063
Accounts payable and accrued liabilities	355,244	320,716	10,430
Deferred rent	(10,003)	40,222	336,920

Net cash (used in) provided by operating activities	(23,741,522)	28,111,456	2,214,531

Cash flows from investing activities:
Purchase of fixed assets	(15,922)	(18,039)	(89,790)
Net cash used in investing activities	(15,922)	(18,039)	(89,790)

Cash flows from financing activities:
Payment of offering costs	0	0	(48,928)
Proceeds from stock option exercises (Note 7)	0	491,058	69,641
Proceeds from drawdown of credit facility (Note 4)	0	1,500,000	0
Payment of credit facility (Note 4)	(1,500,000)	0	0
Withholdings related to net settlement of restricted stock	(204,839)	0	0

Net cash provided by financing activities	(1,704,839)	1,991,058	20,713

Net increase in cash:
Cash at beginning of the year	33,841,394	3,756,919	1,611,465
Cash at end of the year	8,379,111	33,841,394	3,756,919

Net (decrease) increase in cash	$(25,462,283)	$30,084,475	$2,145,454

Supplemental disclosures of cash flow information:
Income taxes paid	$8,075	$2,476	$4,461
Interest paid	$27,112	$26,608	$0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended	Year Ended	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010

Changes in net assets from operations:

Net operating loss	$(8,803,343)	$(8,338,365)	$(7,555,807)
Net realized gain (loss) on investments	2,406,433	2,449,705	(3,740,518)
Net (decrease) increase in unrealized appreciation on investments as a result of sales	(1,427,730)	74,649	3,608,205
Net (decrease) increase in unrealized appreciation on investments held	(12,049,760)	2,152,648	18,274,970
Net (decrease) increase in unrealized appreciation on written call options	(112,500)	120,000	0

Net (decrease) increase in net assets resulting from operations	(19,986,900)	(3,541,363)	10,586,850

Changes in net assets from capital stock transactions:

Issuance of common stock upon the exercise of stock options	0	1,224	186
Payment of employee withholding on net settlement of vested restricted stock awards	(203,676)	0	0
Additional paid in capital on common stock issued net of offering expenses	0	489,834	20,527
Stock-based compensation expense	2,928,943	1,894,800	2,088,091

Net increase in net assets resulting from capital stock transactions	2,725,267	2,385,858	2,108,804

Net (decrease) increase in net assets	(17,261,633)	(1,155,505)	12,695,654

Net Assets:

Beginning of the year	145,698,407	146,853,912	134,158,258

End of the year	$128,436,774	$145,698,407	$146,853,912

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 33.3% of net assets at value

Private Placement Portfolio (Illiquid) (4) – 19.4% of net assets at value

Bridgelux, Inc. (7)(8)		Energy
Manufacturing high-power light emitting diodes (LEDs) and arrays
Series B Convertible Preferred Stock	(M)		$1,000,000	1,861,504	$426,744
Series C Convertible Preferred Stock	(M)		1,352,196	2,130,699	488,456
Series D Convertible Preferred Stock	(M)		1,371,622	999,999	356,865
Series E Convertible Preferred Stock	(M)		672,599	440,334	520,495
Series E-1 Convertible Preferred Stock	(M)		534,482	399,579	368,251
Warrants for Series C Convertible Preferred Stock expiring 12/31/14	( I )		168,270	163,900	11,210
Warrants for Series D Convertible Preferred Stock expiring 8/26/14	( I )		88,531	124,999	8,295
Warrants for Series D Convertible Preferred Stock expiring 3/10/15	( I )		40,012	41,666	3,976
Warrants for Series E Convertible Preferred Stock expiring 12/31/17	( I )		93,969	170,823	144,181
Warrants for Common Stock expiring 6/1/16	( I )		72,668	132,100	3,308
Warrants for Common Stock expiring 10/21/18	( I )		18,816	84,846	3,800
			5,413,165		2,335,581

Cambrios Technologies Corporation (7)(9)(10)		Electronics
Developing nanowire-enabled electronic
materials for the display industry
Series B Convertible Preferred Stock	(M)		1,294,025	1,294,025	700,454
Series C Convertible Preferred Stock	(M)		1,300,000	1,300,000	703,688
Series D Convertible Preferred Stock	(M)		515,756	515,756	870,338
Series D-2 Convertible Preferred Stock	(M)		92,400	92,400	86,625
Series D-4 Convertible Preferred Stock	(M)		216,168	216,168	202,658
			3,418,349		2,563,763

Cobalt Technologies, Inc. (7)(9)(11)		Energy
Developing processes for making bio- butanol through biomass fermentation
Series C-1 Convertible Preferred Stock	(M)		749,998	352,112	933,802
Series D-1 Convertible Preferred Stock	(M)		122,070	48,828	140,664
Series E-1 Convertible Preferred Stock	(M)		42,328	16,890	41,143
Secured Convertible Bridge Note, 10%, acquired 5/25/12	(M)		47,828	$45,097	47,828
Warrants for Series E-1 Pref. Stock expiring on 10/9/22	( I )		2,781	1,407	3,116
			965,005		1,166,553

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Unaffiliated Companies (3) – 33.3% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) – 19.4% of net assets at value (Cont.)

Ensemble Therapeutics Corporation (7)(9)(12)		Life Sciences
Developing DNA-Programmed ChemistryTM for the discovery of new classes of therapeutics
Series B Convertible Preferred Stock	(M)		$2,000,000	1,449,275	$0
Secured Convertible Bridge Note, 8%, acquired 9/11/08	(M)		336,550	$250,211	1,563,344
Secured Convertible Bridge Note, 8%, acquired 12/10/09	(M)		60,858	$48,868	300,461
Secured Convertible Bridge Note, 8%, acquired 1/25/12	(M)		117,634	$109,400	654,027
			2,515,042		2,517,832

GEO Semiconductor Inc. (13)		Electronics
Developing programmable, high-performance
video and geometry processing solutions
Participation Agreement with Montage
Capital relating to the following assets:
Senior secured debt, 13.75%, maturing on 1/15/13	( I )		285,125	$375,801	347,830
Warrants for Series A Pref. Stock expiring on 9/17/17	( I )		66,684	100,000	79,796
Warrants for Series A-1 Pref. Stock expiring on 6/30/18	( I )		23,566	34,500	28,013
Loan and Security Agreement with GEO Semiconductor
relating to the following assets:
Subordinated secured debt, 15.75%, maturing on 1/15/13	( I )		109,574	$125,000	120,410
Warrants for Series A Pref. Stock expiring on 3/1/18	( I )		7,512	10,000	7,511
Warrants for Series A-1 Pref. Stock expiring on 6/29/18	( I )		7,546	10,000	7,535
			500,007		591,095

Mersana Therapeutics, Inc. (7)(9)(14)		Life Sciences
Developing treatments for cancer based on novel drug delivery polymers
Series A-1 Convertible Preferred Stock	(M)		316,453	294,019	316,453
Common Stock	(M)		3,875,395	350,539	108,667
			4,191,848		425,120

Molecular Imprints, Inc. (7)(10)(15)		Electronics
Manufacturing nanoimprint
lithography capital equipment
Series B Convertible Preferred Stock	(M)		2,000,000	1,333,333	1,789,108
Series C Convertible Preferred Stock	(M)		2,406,595	1,285,071	2,138,498
Non-Convertible Bridge Note	( I )		0	$0	3,033,338
			4,406,595		6,960,944

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 33.3% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) – 19.4% of net assets at value (Cont.)

Nanosys, Inc. (7)		Energy
Developing inorganic nanowires and quantum dots for use in LED-backlit devices
Series C Convertible Preferred Stock	(M)		$1,500,000	803,428	$186,032
Series D Convertible Preferred Stock	(M)		3,000,003	1,016,950	2,814,423
Series E Convertible Preferred Stock	(M)		496,573	433,688	698,783
Unsecured Convertible Bridge Note, 4%, acquired 7/16/12	(M)		44,633	$43,821	249,067
			5,041,209		3,948,305

Nano Terra, Inc. (9)		Energy
Developing surface chemistry and nano- manufacturing solutions
Senior secured debt, 12.0%, maturing on 12/1/15	( I )		614,597	$650,000	622,600
Warrants for Series A-2 Pref. Stock expiring on 2/22/21	( I )		69,168	446,248	66,003
Warrants for Series C Pref. Stock expiring on 11/15/22	( I )		35,403	241,662	35,271
			719,168		723,874

Nantero, Inc. (7)(9)(10)		Electronics
Developing a high-density, nonvolatile, random access memory chip, enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		489,999	345,070	1,349,224
Series B Convertible Preferred Stock	(M)		323,000	207,051	809,569
Series C Convertible Preferred Stock	(M)		571,329	188,315	736,312
Series D Convertible Preferred Stock	(M)		139,075	35,569	139,075
			1,523,403		3,034,180

OHSO Clean, Inc. (16)(17)		Life Sciences
Developing natural, hypoallergenic household cleaning products enabled by nanotechnology- enabled formulations of thyme oil
Participation Agreement with Montage
Capital relating to the following assets:
Senior secured debt, 13.00%, maturing on 3/31/15	( I )		580,025	$683,200	615,750
Warrants for Series C Pref. Stock expiring on 3/30/22	( I )		91,742	1,109,333	66,759
			671,767		682,509
Total Unaffiliated Private Placement Portfolio (cost: $29,365,558)					$24,949,756

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Rights to Milestone Payments (Illiquid) (5) – 2.7% of net assets at value

Amgen, Inc. (7)(10)		Life Sciences
Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	( I )		$3,291,750	$3,291,750	$3,400,734

Total Unaffiliated Rights to Milestone Payments (cost: $3,291,750)					$3,400,734

Publicly Traded Portfolio (6) – 11.2% of net assets at value

NeoPhotonics Corporation (10)(18)		Electronics
Developing and manufacturing optical devices and components
Common Stock	(M)		$821,971	50,807	$291,632

Solazyme, Inc. (10)(19)		Energy
Developing algal biodiesel, industrial chemicals and specialty ingredients using synthetic biology
Common Stock	(M)		4,248,476	1,797,790	14,130,629

Total Unaffiliated Publicly Traded Portfolio (cost: $5,070,447)					$14,422,261

Total Investments in Unaffiliated Companies (cost: $37,727,755)					$42,772,751

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 48.4% of net assets at value

Private Placement Portfolio (Illiquid) (20) – 47.3% of net assets at value

ABSMaterials, Inc. (7)(9)		Energy
Developing nano-structured absorbent materials for environmental remediation
Series A Convertible Preferred Stock	(M)		$435,000	390,000	$97,871
Secured Convertible Bridge Note, 8%, acquired 10/1/12	(M)		204,033	$200,000	232,080
			639,033		329,951

Adesto Technologies Corporation (7)(9)(10)		Electronics
Developing low-power, high-performance memory devices
Series A Convertible Preferred Stock	(M)		2,200,000	6,547,619	4,474,625
Series B Convertible Preferred Stock	(M)		2,200,000	5,952,381	4,117,841
Series C Convertible Preferred Stock	(M)		1,485,531	2,122,187	1,643,416
Series D Convertible Preferred Stock	(M)		1,393,147	1,466,470	1,227,285
			7,278,678		11,463,167

AgBiome, LLC (formerly AgInnovation, LLC) (7)(9)(10)(16)(21)		Life Sciences
Providing early stage research and discovery for agriculture and utilizing the crop microbiome to identify products that reduce risk and improve yield
Series A-1 Convertible Preferred Stock	(M)		2,000,000	2,000,000	2,000,000

Contour Energy Systems, Inc. (7)(9)(10)		Energy
Developing batteries using nanostructured materials
Series A Convertible Preferred Stock	(M)		2,009,995	2,565,798	1,703,814
Series B Convertible Preferred Stock	(M)		1,300,000	812,500	1,008,380
Series C Convertible Preferred Stock	(M)		1,200,000	1,148,325	1,125,002
			4,509,995		3,837,196

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 48.4% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (20) – 47.3% of net assets at value (Cont.)

D-Wave Systems, Inc. (7)(9)(22)		Electronics
Developing high-performance quantum computing systems
Series 1 Class B Convertible Preferred Stock	(M)		$1,002,074	1,144,869	$1,493,024
Series 1 Class C Convertible Preferred Stock	(M)		487,804	450,450	587,432
Series 1 Class D Convertible Preferred Stock	(M)		748,473	855,131	1,115,176
Series 1 Class E Convertible Preferred Stock	(M)		248,049	269,280	351,168
Series 1 Class F Convertible Preferred Stock	(M)		238,323	258,721	337,398
Series 2 Class D Convertible Preferred Stock	(M)		736,019	678,264	884,524
Series 2 Class E Convertible Preferred Stock	(M)		409,032	317,746	414,372
Series 2 Class F Convertible Preferred Stock	(M)		392,993	305,286	398,124
Warrants for Common Stock expiring 6/30/15	( I )		98,644	153,890	40,103
			4,361,411		5,621,321

Enumeral Biomedical Corp. (7)(9)(10)		Life Sciences
Developing therapeutics and diagnostics through functional assaying of single cells
Series A Convertible Preferred Stock	(M)		1,026,832	957,038	1,325,507
Series A-1 Convertible Preferred Stock	(M)		750,000	576,923	750,000
			1,776,832		2,075,507

HzO, Inc. (7)(9)(10)		Electronics
Developing novel industrial coatings that protect electronics against damage from liquids
Series A Convertible Preferred Stock	(M)		666,667	4,057,294	760,227
Series B Convertible Preferred Stock	(M)		2,000,000	7,895,776	1,737,366
			2,666,667		2,497,593

Kovio, Inc. (7)(9)(10)		Electronics
Developing semiconductor products using printed electronics and thin-film technologies
Series A' Convertible Preferred Stock	(M)		5,242,993	2,160,000	359,321
Series B' Convertible Preferred Stock	(M)		2,006,540	3,015,493	1,362,591
			7,249,533		1,721,912

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 48.4% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (20) – 47.3% of net assets at value (Cont.)

Metabolon, Inc. (7)(10)		Life Sciences
Developing service and diagnostic products through the use of a metabolomics, or biochemical, profiling platform
Series B Convertible Preferred Stock	(M)		$2,500,000	371,739	$1,951,723
Series B-1 Convertible Preferred Stock	(M)		706,214	148,696	780,689
Series C Convertible Preferred Stock	(M)		1,000,000	1,000,000	1,794,510
Series D Convertible Preferred Stock	(M)		1,499,999	835,882	1,499,999
Warrants for Series B-1 Convertible Preferred
Stock expiring 3/25/15	( I )		293,786	74,348	71,164
			5,999,999		6,098,085

Nextreme Thermal Solutions, Inc. (7)(9)(10)(23)		Energy
Developed thin-film thermoelectric devices for cooling and energy conversion
Common Stock	(M)		4,384,762	8,080,153	0

OpGen, Inc. (7)(10)(15)		Life Sciences
Developing tools for genomic sequence assembly and analysis
Series C Convertible Preferred Stock	(M)		3,260,000	23,623,188	3,260,000

Produced Water Absorbents, Inc. (7)(9)(10)		Energy
Developing nano-stuctured absorbent materials for environmental remediation of contaminated water in the oil and gas industries
Series A Convertible Preferred Stock	(M)		1,000,000	1,000,000	278,170

Senova Systems, Inc. (7)(9)(10)		Life Sciences
Developing next-generation sensors to measure pH
Series B Convertible Preferred Stock	(M)		1,218,462	1,350,000	810,000
Warrants for Series B Preferred Stock expiring 10/15/17	( I )		131,538	164,423	98,637
			1,350,000		908,637

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 48.4% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (20) – 47.3% of net assets at value (Cont.)

SiOnyx, Inc. (7)(9)(10)		Electronics
Developing silicon-based optoelectronic products enabled by its proprietary Black Silicon
Series A Convertible Preferred Stock	(M)		$750,000	233,499	$160,367
Series A-1 Convertible Preferred Stock	(M)		890,000	2,966,667	2,037,507
Series A-2 Convertible Preferred Stock	(M)		2,445,000	4,207,537	2,889,736
Series B-1 Convertible Preferred Stock	(M)		1,169,561	1,892,836	1,300,000
Series C Convertible Preferred Stock	(M)		1,171,316	1,674,030	1,255,523
Warrants for Series B-1 Convertible Preferred
Stock expiring 2/23/17	( I )		130,439	247,350	50,113
Warrants for Common Stock expiring 3/28/17	( I )		84,207	418,507	32,098
			6,640,523		7,725,344

Ultora, Inc. (7)(9)		Energy
Developing energy-storage devices enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		671,830	671,830	671,830

Xradia, Inc. (7)(10)		Electronics
Designing, manufacturing and selling ultra- high resolution 3D x-ray microscopes and fluorescence imaging systems
Series D Convertible Preferred Stock	(M)		4,000,000	3,121,099	12,303,684

Total Non-Controlled Private Placement Portfolio (cost: $57,789,263)					$60,792,397

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 48.4% of net assets at value (Cont.)

Publicly Traded Portfolio (Illiquid) (24) – 1.1% of net assets at value

Champions Oncology, Inc. (10)		Life Sciences
Developing its TumorGraftTM platform for personalized medicine and drug development
Common Stock	(M)		$2,000,000	2,666,667	$1,348,227

Total Non-Controlled Affiliated Publicly Traded Portfolio (cost: $2,000,000)					$1,348,227

Total Investments in Non-Controlled Affiliated Companies (cost: $59,789,263)					$62,140,624

Investments in Controlled Affiliated Companies (3)(25) – 2.4% of net assets at value

Private Placement Portfolio (Illiquid) – 2.4% of net assets at value

Ancora Pharmaceuticals Inc. (7)(9)		Life Sciences
Developing synthetic carbohydrates for pharmaceutical applications
Common Stock	( I )		$2,729,817	57,463	$0
Series A' Convertible Preferred Stock	( I )		4,855,627	4,855,627	521,494
Senior Secured Debt, 12.00%, maturing on 12/11/13	( I )		446,731	$500,000	453,270
			8,032,175		974,764

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Controlled Affiliated Companies (3)(25) – 2.4% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 2.4% of net assets at value (Cont.)

Laser Light Engines, Inc. (7)(9)		Energy
Manufacturing solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	(M)		$2,000,000	7,499,062	$0
Series B Convertible Preferred Stock	(M)		3,095,802	13,571,848	1,008,225
Secured Convertible Bridge Note, 12%, acquired 10/7/11	(M)		229,721	$200,000	229,721
Secured Convertible Bridge Note, 12%, acquired 11/17/11	(M)		108,577	$95,652	108,577
Secured Convertible Bridge Note, 12%, acquired 12/21/11	(M)		92,848	$82,609	92,848
Secured Convertible Bridge Note, 12%, acquired 3/5/12	(M)		477,953	$434,784	477,953
Secured Convertible Bridge Note, 12%, acquired 7/26/12	(M)		196,728	$186,955	196,728
			6,201,629		2,114,052

Total Controlled Private Placement Portfolio (cost: $14,233,804)					$3,088,816

Total Investments in Controlled Affiliated Companies (cost: $14,233,804)					$3,088,816

Total Private Placement and Publicly Traded Portfolio (cost: $111,750,822)					$108,002,191

	Method of		Shares/
	Valuation (1)	Cost	Principal	Value

U.S. Government Securities (26) – 10.9% of net assets at value

U.S. Treasury Bill — due date 03/28/13	(M)	$13,996,136	$14,000,000	$13,998,880

Total Investments in U.S. Government Securities (cost: $13,996,136)				$13,998,880

Total Investments (cost: $125,746,958)				$122,001,071

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Number of
	Valuation (1)	Contracts	Value
Written Call Options (16) – (0.03)% of net assets at value

Solazyme, Inc. — Strike Price $10.00, March 16, 2013	(M)	1,500	(37,500)
NeoPhotonics Corporation — Strike Price $7.50, February 16, 2013	(M)	500	(5,000)

Total Written Call Options (Premiums Received $50,000)			$(42,500)

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

Notes to Consolidated Schedule of Investments

(1)	See "Footnote to Consolidated Schedule of Investments" on page 128 for a description of the "Valuation Procedures."

(2)	We classify "Energy" companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials using nanotechnology-enabled solutions. We classify "Electronics" companies as those that use nanotechnology to address problems in electronics-related industries, including semiconductors. In the fourth quarter of 2012, we renamed the industry classification "Healthcare" to "Life Sciences." We classify "Life Sciences" companies as those that address problems in life sciences-related industries, including biotechnology, agriculture, advanced materials and chemicals, healthcare, bioprocessing, water, industrial biotechnology, food, nutrition and energy.

(3)	Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own five percent or more, but less than 25 percent, of the voting shares of the portfolio company, or where we hold one or more seats on the portfolio company’s Board of Directors but do not control the company. Investments in controlled affiliated companies consist of investments in which we own 25 percent or more of the voting shares of the portfolio company or otherwise control the company.

(4)	The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $29,365,558. The gross unrealized appreciation based on the tax cost for these securities is $4,376,000. The gross unrealized depreciation based on the tax cost for these securities is $8,791,802.

(5)	The aggregate cost for federal income tax purposes of investments in unaffiliated rights to milestone payments is $3,291,750. The gross unrealized appreciation based on the tax cost for these securities is $108,984. The gross unrealized depreciation based on the tax cost for these securities is $0.

(6)	The aggregate cost for federal income tax purposes of investments in unaffiliated publicly traded companies is $5,070,447. The gross unrealized appreciation based on the tax cost for these securities is $9,882,153. The gross unrealized depreciation based on the tax cost for these securities is $530,339.

(7)	We are subject to legal restrictions on the sale of our investment(s) in this company.

(8)	With the conversion of our bridge note into shares of Series E-1 Preferred Stock, we received a warrant to purchase shares of common stock at $0.25 per share. The number of shares is determined by certain financial targets for 2012 set upon receipt of the audited financial statements for 2012. These financial statements have not yet been issued, and, therefore, the warrant remains contingent as of December 31, 2012.

(9)	These investments are development-stage companies. A development-stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations, or it has commenced such operations but has not realized significant revenue from them.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

(10)	Represents a non-income producing security. Investments that have not paid dividends or interest within the last 12 months are considered to be non-income producing.

(11)	Cobalt Technologies, Inc., also does business as Cobalt Biofuels.

(12)	With our investment in a convertible bridge note issued by Ensemble Therapeutics Corporation, we received a warrant to purchase a number of shares of the class of stock sold in the next financing of Ensemble Therapeutics Corporation equal to $149,540 divided by the price per share of the class of stock sold in the next financing of Ensemble Therapeutics Corporation. The ability to exercise this warrant is, therefore, contingent on Ensemble Therapeutics Corporation completing successfully a subsequent round of financing. This warrant shall expire and no longer be exercisable on September 10, 2015. The cost basis of this warrant is $89.86.

(13)	The outstanding loans with maturity dates of 1/15/13 were not repaid as of that date. The maturity dates of these loans are expected to be extended to at least 6/30/13. GEO Semiconductor continues to pay principal and interest, as applicable, on each loan based on the terms negotiated as of December 31, 2012.

(14)	With our investment in the Mersana Therapeutics, Inc., Series A-1 financing, we received a warrant to purchase 277,760 shares of Series A-2 Convertible Preferred Stock. The ability to exercise the warrant is contingent upon Mersana's achievement of certain milestones. Mersana has not achieved those milestones as of December 31, 2012, and, therefore, this warrant is a contingent asset as of that date. The warrant will expire on July 27, 2022.

(15)	As part of a loan the Company made to Molecular Imprints in the second quarter of 2011, we received a liquidation preference payable upon a sale of the company equal to three times the principal of the loan, or $4,044,450. This preference is senior to the preferences of the outstanding preferred stock. While the loan has since been repaid, this liquidation preference remains outstanding as of December 31, 2012.

(16)	Initial investment was made during 2012.

(17)	OHSO Clean, Inc. also does business as CleanWell Company.

(18)	A portion of this security is held in connection with written call option contracts: 50,000 shares, having a fair value of $287,000, have been pledged to brokers.

(19)	A portion of this security is held in connection with written call option contracts: 150,000 shares, having a fair value of $1,175,000, have been pledged to brokers.

(20)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $57,789,263. The gross unrealized appreciation based on the tax cost for these securities is $15,229,665. The gross unrealized depreciation based on the tax cost for these securities is $12,226,531.

(21)	On January 29, 2013, AgInnovation, LLC, changed its name to AgBiome, LLC.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

(22)	D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave Systems, Inc., through Parallel Universes, Inc., a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. See "Note 2. Summary of Significant Accounting Policies."

(23)	On February 13, 2013, Nextreme Thermal Solutions, Inc., was acquired by Laird Technologies, Inc., for $1 and the potential for future milestone payments.

(24)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated publicly traded companies is $2,000,000. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $651,773.

(25)	The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $14,233,804. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $11,144,988.

(26)	The aggregate cost for federal income tax purposes of our U.S. government securities is $13,996,136. The gross unrealized appreciation on the tax cost for these securities is $2,744. The gross unrealized depreciation on the tax cost of these securities is $0.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Unaffiliated Companies (3)(4)(5)(6) – 38.8% of net assets at value

Private Placement Portfolio (Illiquid) – 16.3% of net assets at value

Bridgelux, Inc. (7)(8)		Energy
Manufacturing high-power light emitting diodes (LEDs) and arrays
Series B Convertible Preferred Stock	(M)		$1,000,000	1,861,504	$2,245,039
Series C Convertible Preferred Stock	(M)		1,352,196	2,130,699	2,757,625
Series D Convertible Preferred Stock	(M)		1,371,622	999,999	1,687,433
Series E Convertible Preferred Stock	(M)		730,369	440,334	832,335
Warrants for Series C Convertible Preferred Stock expiring 12/31/14	( I )		168,270	163,900	123,541
Warrants for Series D Convertible Preferred Stock expiring 8/26/14	( I )		88,531	124,999	93,385
Warrants for Series D Convertible Preferred Stock expiring 3/10/15	( I )		40,012	41,666	31,128
Warrants for Series E Convertible Preferred Stock expiring 12/31/17	( I )		108,867	170,823	130,872
Secured Convertible Bridge Note (including interest)	(M)		529,697	$538,945	548,513
Warrant for Common Stock expiring 10/21/18	( I )		18,816	56,564	2,581
			5,408,380		8,452,452

Cambrios Technologies Corporation (7)(9)		Electronics
Developing nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock	(M)		1,294,025	1,294,025	720,672
Series C Convertible Preferred Stock	(M)		1,300,000	1,300,000	724,000
Series D Convertible Preferred Stock	(M)		515,756	515,756	870,338
Series D-2 Convertible Preferred Stock	(M)		92,400	92,400	86,625
			3,202,181		2,401,635

Cobalt Technologies, Inc. (7)(9)(10)		Energy
Developing processes for making bio- butanol through biomass fermentation
Series C-1 Convertible Preferred Stock	(M)		749,998	352,112	216,651
Series D-1 Convertible Preferred Stock	(M)		122,070	48,828	33,937
			872,068		250,588

Ensemble Therapeutics Corporation (7)(9)(11)		Healthcare
Developing DNA- Programmed ChemistryTM for the discovery of new classes of therapeutics
Series B Convertible Preferred Stock	(M)		2,000,000	1,449,275	0
Secured Convertible Bridge Notes (including interest)	(M)		373,439	$299,169	1,298,436
			2,373,439		1,298,436

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Unaffiliated Companies (3)(4)(5)(6) – 38.8% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 16.3% of net assets at value (Cont.)

GEO Semiconductor Inc.		Electronics
Developing programmable, high-performance video and geometry processing solutions
Participation Agreement with Montage
Capital relating to the following assets:
Senior secured debt, 13.75%, maturing on 06/30/12	( I )		$403,732	$500,000	$476,700
Warrants for Series A Pref. Stock expiring on 09/17/17	( I )		66,684	100,000	61,814
Warrants for Series A-1 Pref. Stock expiring on 06/30/18	( I )		23,566	34,500	21,686
Loan and Security Agreement with GEO Semiconductor relating to the following assets:
Subordinated secured debt, 15.75%, maturing on 01/01/12	( I )		109,942	$125,000	121,880
Warrants for Series A Pref. Stock expiring on 03/01/18	( I )		7,512	10,000	5,819
Warrants for Series A-1 Pref. Stock expiring on 06/29/18	( I )		7,546	10,000	5,836
			618,982		693,735

Molecular Imprints, Inc. (7)(12)		Electronics
Manufacturing nanoimprint lithography capital equipment
Series B Convertible Preferred Stock	(M)		2,000,000	1,333,333	1,789,108
Series C Convertible Preferred Stock	(M)		2,406,595	1,285,071	2,138,498
Non-Convertible Bridge Note	( I )		0	0	3,033,338
			4,406,595		6,960,944

Nanosys, Inc. (7)(13)		Energy
Developing inorganic nanowires and quantum dots for use in batteries and LED-backlit devices
Series C Convertible Preferred Stock	(M)		1,500,000	803,428	255,503
Series D Convertible Preferred Stock	(M)		3,000,003	1,016,950	698,410
Series E Convertible Preferred Stock	(M)		496,573	433,688	496,573
			4,996,576		1,450,486

NanoTerra, Inc. (9)(14)		Energy
Developing surface chemistry and nano- manufacturing solutions
Senior secured debt, 12.0%, maturing on 02/22/14	( I )		329,307	$378,564	342,650
Senior secured debt, 12.0%, maturing on 02/22/13	( I )		133,121	$153,032	144,855
Warrants for Series A-2 Pref. Stock expiring on 02/22/21	( I )		69,168	446,248	67,659
			531,596		555,164

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Unaffiliated Companies (3)(4)(5)(6) – 38.8% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 16.3% of net assets at value (Cont.)

Nantero, Inc. (7)(9)(13)		Electronics
Developing a high-density, nonvolatile, random access memory chip, enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		$489,999	345,070	$746,548
Series B Convertible Preferred Stock	(M)		323,000	207,051	451,499
Series C Convertible Preferred Stock	(M)		571,329	188,315	486,760
			1,384,328		1,684,807

Total Unaffiliated Private Placement Portfolio (cost: $23,794,145)					$23,748,247

Rights to Milestone Payments (Illiquid) – 2.3% of net assets at value

Amgen, Inc. (7)(13)		Healthcare
Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	( I )		$3,291,750	$3,291,750	$3,362,791

Total Unaffiliated Rights to Milestone Payments (cost: $3,291,750)					$3,362,791

Publicly Traded Portfolio – 20.2% of net assets at value

NeoPhotonics Corporation (13)		Electronics
Developing and manufacturing optical devices and components
Common Stock	(M)		$7,299,590	450,907	$2,065,154

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Solazyme, Inc. (13)(15)(16)		Energy
Developing algal biodiesel, industrial chemicals and specialty ingredients using synthetic biology
Common Stock	(M)		$5,444,197	2,304,149	$27,419,373

Total Unaffiliated Publicly Traded Portfolio (cost: $12,743,787)					$29,484,527

Total Investments in Unaffiliated Companies (cost: $39,829,682)					$56,595,565

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Non-Controlled Affiliated Companies (3)(17)(18) – 34.1% of net assets at value

Private Placement Portfolio (Illiquid) – 32.7% of net assets at value

ABSMaterials, Inc. (7)(9)(13)		Energy
Developing nano-structured absorbent materials for environmental remediation
Series A Convertible Preferred Stock	(M)		$435,000	390,000	$1,560,000

Adesto Technologies Corporation (7)(9)		Electronics
Developing low-power, high- performance memory devices
Series A Convertible Preferred Stock	(M)		2,200,000	6,547,619	3,328,635
Series B Convertible Preferred Stock	(M)		2,200,000	5,952,381	3,076,031
Series C Convertible Preferred Stock	(M)		1,485,531	2,122,187	1,271,982
			5,885,531		7,676,648

Contour Energy Systems, Inc. (7)(9)(13)		Energy
Developing batteries using nanostructured materials
Series A Convertible Preferred Stock	(M)		2,009,995	2,565,798	2,520,935
Series B Convertible Preferred Stock	(M)		1,300,000	812,500	1,348,249
Series C Convertible Preferred Stock	(M)		720,000	688,995	767,076
			4,029,995		4,636,260

D-Wave Systems, Inc. (7)(9)(19)		Electronics
Developing high- performance quantum computing systems
Series B Convertible Preferred Stock	(M)		1,002,074	1,144,869	1,311,562
Series C Convertible Preferred Stock	(M)		487,804	450,450	516,036
Series D Convertible Preferred Stock	(M)		1,484,492	1,533,395	1,756,657
Series E Convertible Preferred Stock	(M)		248,049	269,280	308,487
Series F Convertible Preferred Stock	(M)		238,323	258,721	296,391
Warrants for Common Stock expiring 06/30/15	( I )		98,644	153,890	64,272
Secured Convertible Bridge Note (including interest)	(M)		341,047	$337,579	332,058
			3,900,433		4,585,463

Enumeral Biomedical Corp. (7)(9)		Healthcare
Developing therapeutics and diagnostics through functional assaying of single cells
Series A Convertible Preferred Stock	(M)		1,026,832	957,038	1,110,164

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3)(17)(18) – 34.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 32.7% of net assets at value (Cont.)

HzO, Inc. (7)(9)(13)(14)		Electronics
Developing novel industrial coatings that protect electronics against damage from liquids
Series A Convertible Preferred Stock	(M)		$666,667	4,057,294	$1,130,362
Series B Convertible Preferred Stock	(M)		1,000,000	3,947,888	1,099,882
			1,666,667		2,230,244

Kovio, Inc. (7)(9)(13)		Electronics
Developing semiconductor products using printed electronics and thin-film technologies
Series A' Convertible Preferred Stock	(M)		5,242,993	2,160,000	1,437,286
Series B' Convertible Preferred Stock	(M)		1,418,540	2,131,827	1,418,539
			6,661,533		2,855,825

Mersana Therapeutics, Inc. (7)(9)		Healthcare
Developing treatments for cancer based on novel drug delivery polymers
Series A Convertible Preferred Stock	(M)		700,000	68,451	0
Series B Convertible Preferred Stock	(M)		1,542,098	866,500	0
Unsecured Convertible Bridge Notes (including interest)	(M)		1,442,871	$1,195,875	1,442,871
			3,684,969		1,442,871

Metabolon, Inc. (7)(13)		Healthcare
Developing service and diagnostic products through the use of a metabolomics, or biochemical, profiling platform
Series B Convertible Preferred Stock	(M)		2,500,000	371,739	1,951,723
Series B-1 Convertible Preferred Stock	(M)		706,214	148,696	780,689
Series C Convertible Preferred Stock	(M)		1,000,000	1,000,000	1,794,510
Series D Convertible Preferred Stock	(M)		1,499,999	835,882	1,499,999
Warrants for Series B-1 Convertible Preferred
Stock expiring 3/25/15	( I )		293,786	74,348	71,142
			5,999,999		6,098,063

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Non-Controlled Affiliated Companies (3)(17)(18) – 34.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 32.7% of net assets at value (Cont.)

Nextreme Thermal Solutions, Inc. (7)(9)(13)		Energy
Developing thin-film thermoelectric devices for cooling and energy conversion
Series A Convertible Preferred Stock	(M)		$4,384,762	44,053	$0

Produced Water Absorbents, Inc. (7)(9)(13)(14)		Energy
Developing nano-structured absorbent materials for environmental remediation of contaminated water in the oil and gas industries
Series A Convertible Preferred Stock	(M)		1,000,000	1,000,000	1,000,000

Senova Systems, Inc. (7)(9)(13)(14)		Healthcare
Developing next-generation sensors to measure pH
Series B Convertible Preferred Stock	(M)		692,308	692,308	692,308

SiOnyx, Inc. (7)(9)(13)		Electronics
Developing silicon-based optoelectronic products enabled by its proprietary Black Silicon
Series A Convertible Preferred Stock	(M)		750,000	233,499	160,367
Series A-1 Convertible Preferred Stock	(M)		890,000	2,966,667	2,037,507
Series A-2 Convertible Preferred Stock	(M)		2,445,000	4,207,537	2,889,736
Series B-1 Convertible Preferred Stock	(M)		1,169,561	1,892,836	1,300,000
Warrants for Series B-1 Convertible Preferred
Stock expiring 2/23/17	( I )		130,439	247,350	132,552
			5,385,000		6,520,162

Ultora, Inc. (7)(9)(13)		Energy
Developing energy-storage devices enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		215,000	215,000	215,000

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3)(17)(18) – 34.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 32.7% of net assets at value (Cont.)

Xradia, Inc. (7)(13)		Electronics
Designing, manufacturing and selling ultra- high resolution 3D x-ray microscopes and fluorescence imaging systems
Series D Convertible Preferred Stock	(M)		$4,000,000	3,121,099	$6,978,777

Total Non-Controlled Private Placement Portfolio (cost: $48,968,029)					$47,601,785

Publicly Traded Portfolio (Illiquid) – 1.4% of net assets at value

Champions Oncology, Inc. (13)(14)(20)		Healthcare
Developing its TumorGraftTM platform for personalized medicine and drug development
Common Stock	(M)		$2,000,000	2,666,667	$1,973,334

Total Non-Controlled Affiliated Publicly Traded Portfolio (cost: $2,000,000)					$1,973,334

Total Investments in Non-Controlled Affiliated Companies (cost: $50,968,029)					$49,575,119

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of			Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Controlled Affiliated Companies (3)(21) – 4.7% of net assets at value

Private Placement Portfolio (Illiquid) – 4.7% of net assets at value

Ancora Pharmaceuticals Inc. (7)(9)		Healthcare
Developing synthetic carbohydrates for pharmaceutical applications
Common Stock	(M)		$2,729,817	57,463	$0
Series A Convertible Preferred Stock	(M)		3,855,627	3,855,627	3,855,627
Senior Secured Debt, 12.00%, maturing on 12/11/12	( I )		452,060	$500,000	455,190
			7,037,504		4,310,817

Laser Light Engines, Inc. (7)(9)		Energy
Manufacturing solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	(M)		2,000,000	7,499,062	0
Series B Convertible Preferred Stock	(M)		3,095,802	13,571,848	2,181,119
Secured Convertible Bridge Note (including interest)	(M)		385,630	$378,261	385,630
			5,481,432		2,566,749

Total Controlled Private Placement Portfolio (cost: $12,518,936)					$6,877,566

Total Investments in Controlled Affiliated Companies (cost: $12,518,936)					$6,877,566

Total Private Placement and Publicly Traded Portfolio (cost: $103,316,647)					$113,048,250

Total Investments (cost: $103,316,647)					$113,048,250

The accompanyig notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

	Method of	Number of
	Valuation (1)	Contracts	Value

Written Call Options (15) – (0.1)% of net assets at value

Solazyme, Inc. — Strike Price $15.00, 3/17/12	(M)	3,000	$(195,000)

Total Written Call Options (Premiums Received $315,000)			$(195,000)

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

Notes to Consolidated Schedule of Investments

(1)	See "Footnote to Consolidated Schedule of Investments" on page 128 for a description of the "Valuation Procedures."

(2)	We classify "Energy" companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials using nanotechnology-enabled solutions. We classify "Electronics" companies as those that use nanotechnology to address problems in electronics-related industries, including semiconductors. We classify "Healthcare" companies as those that use nanotechnology to address problems in healthcare-related industries, including biotechnology, pharmaceuticals and medical devices. We use the term "Other" for companies that operate primarily in industries other than those within "Energy," "Electronics" and "Healthcare." We do not have any portfolio companies classified as "Other" as of December 31, 2011. In the first quarter of 2011, we renamed the sector classification "Electronics/ Semiconductors" to "Electronics" and reclassified three companies, NeoPhotonics Corporation, Polatis, Inc., and Xradia, Inc., from a sector classification of "Other" to "Electronics" to reflect a broader definition of electronics to include photonics, metrology, and test and measurement. We also renamed the sector classification "Healthcare/Biotech" to "Healthcare." In the fourth quarter of 2011, we renamed the sector classification, "Cleantech" to "Energy."

(3)	Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own five percent or more, but less than 25 percent, of the voting shares of the portfolio company, or where we hold one or more seats on the portfolio company’s Board of Directors but do not control the company. Investments in controlled affiliated companies consist of investments in which we own 25 percent or more of the voting shares of the portfolio company or otherwise control the company.

(4)	The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $23,794,145. The gross unrealized appreciation based on the tax cost for these securities is $5,997,220. The gross unrealized depreciation based on the tax cost for these securities is $6,043,118.

(5)	The aggregate cost for federal income tax purposes of investments in unaffiliated rights to milestone payments is $3,291,750. The gross unrealized appreciation based on the tax cost for these securities is $71,041. The gross unrealized depreciation based on the tax cost for these securities is $0.

(6)	The aggregate cost for federal income tax purposes of investments in unaffiliated publicly traded companies is $12,743,787. The gross unrealized appreciation based on the tax cost for these securities is $21,975,176. The gross unrealized depreciation based on the tax cost for these securities is $5,234,436.

(7)	We are subject to legal restrictions on the sale of our investment(s) in this company.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

(8)	With our investment in the Series E round of financing, we received a warrant to purchase shares of common stock of up to 30 percent of the amount invested in the Series E round of financing of Bridgelux, Inc., depending on certain financial performance metrics of the company as of December 31, 2011, at a price per share of $1.9056. The number of shares able to be purchased and beginning of the period for when this warrant is exercisable will be set upon receipt of the audited financial statements of the company for the 2011 fiscal year or upon the completion of an IPO or sale of the company, whichever comes first. Bridgelux did not complete an IPO or sale of the company as of December 31, 2011. Also as of that date, the audited financials for the company’s 2011 fiscal year were not available. This warrant is, therefore, a contingent asset as of December 31, 2011. With our investment in the bridge note financing in the fourth quarter of 2011, we received a warrant for the purchase of common stock that is exercisable at the date of issuance, but the number of shares for which it can be exercised increases monthly from the date of issuance through the close of the next round of equity financing of the company up to 50 percent of the principal amount invested in the note divided by $1.9056. The warrant for common stock is exercisable for 56,564 shares of common stock of Bridgelux as of December 31, 2011.

(9)	These investments are development-stage companies. A development-stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations, or it has commenced such operations but has not realized significant revenue from them.

(10)	Cobalt Technologies, Inc., also does business as Cobalt Biofuels.

(11)	With our investment in a convertible bridge note issued by Ensemble Therapeutics Corporation, we received a warrant to purchase a number of shares of the class of stock sold in the next financing of Ensemble Therapeutics Corporation equal to $149,539.57 divided by the price per share of the class of stock sold in the next financing of Ensemble Therapeutics Corporation. The ability to exercise this warrant is, therefore, contingent on Ensemble Therapeutics Corporation completing successfully a subsequent round of financing. This warrant shall expire and no longer be exercisable on September 10, 2015. The cost basis of this warrant is $89.86.

(12)	As part of a loan the Company made to Molecular Imprints in the second quarter of 2011, we received a liquidation preference payable upon a sale of the company equal to three times the principal of the loan, or $4,044,450. This preference is senior to the preferences of the outstanding preferred stock. While the loan has since been repaid, this liquidation preference remains outstanding as of December 31, 2011.

(13)	Represents a non-income producing security. Investments that have not paid dividends or interest within the last 12 months are considered to be non-income producing.

(14)	Initial investment was made during 2011.

(15)	A portion of this security is held in connection with written call option contracts: 300,000 shares have been pledged to brokers.

(16)	The lock-up period on our 2,304,149 shares of Solazyme, Inc., expired on November 25, 2011.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2011

(17)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $48,968,029. The gross unrealized appreciation based on the tax cost for these securities is $9,066,325. The gross unrealized depreciation based on the tax cost for these securities is $10,432,569.

(18)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated publicly traded companies is $2,000,000. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $26,666.

(19)	D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave Systems, Inc., through Parallel Universes, Inc., a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. See "Note 2. Summary of Significant Accounting Policies."

(20)	Our 2,666,667 shares of Champions Oncology, Inc., became freely tradable on October 1, 2011, pursuant to Rule 144.

(21)	The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $12,518,936. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $5,641,370.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. FOOTNOTE TO CONSOLIDATED SCHEDULE OF INVESTMENTS

VALUATION PROCEDURES

I.	Determination of Net Asset Value

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

The main approaches to measuring fair value utilized are the market approach and the income approach.

•	Market Approach (M): The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. For example, the market approach often uses market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range each appropriate multiple falls requires judgment considering factors specific to the measurement (qualitative and quantitative).

•	Income Approach (I): The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. Those valuation techniques include present value techniques; option-pricing models, such as the Black-Scholes-Merton formula (a closed-form model) and a binomial model (a lattice model), which incorporate present value techniques; and the multi-period excess earnings method, which is used to measure the fair value of certain assets.

GAAP classifies the inputs used to measure fair value by these approaches into the following hierarchy:

•	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.

•	Level 2: Quoted prices in active markets for similar assets or liabilities, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•	Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect our own assumptions that market participants would use to price the asset or liability based upon the best available information.

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

H&H Ventures Management, Inc.SM ("Ventures"), formerly Harris & Harris Enterprises, Inc.SM, is a 100 percent wholly owned subsidiary of the Company. Ventures is taxed under Subchapter C of the Code (a "C Corporation"). Harris Partners I, L.P, is a limited partnership and, from time to time, may be used to hold certain interests in portfolio companies. The partners of Harris Partners I, L.P., are Ventures (sole general partner) and the Company (sole limited partner). Ventures pays taxes on income generated by its operations as well as on any non-passive investment income generated by Harris Partners I, L.P. For the years ended December 31, 2012, 2011 and 2010, there was no non-passive investment income generated by Harris Partners I, L.P. Ventures, as the sole general partner, consolidates Harris Partners I, L.P. The Company consolidates its wholly owned subsidiary, Ventures, for financial reporting purposes.

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

The net impact of these revisions was to increase the total cash used in operating activities and decrease the total cash used in investing activities by $4,475,222, $3,765,559 and $23,780,399 for the three months ended March 31, 2011, the six months ended June 30, 2011, and the nine months ended September 30, 2011, respectively. For the years ended December 31, 2011, and 2010, the net impact was to increase cash provided by total operating activities and decrease cash provided by total investing activities by $35,665,311 and $8,058,322, respectively. The Company assessed the impact of the error on its prior period financial statements and concluded that the error was not material to any of those financial statements.

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

Portfolio Investment Valuations. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission ("SEC") and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") As of December 31, 2012, our financial statements include privately held investments and one illiquid publicly traded venture capital investment, Champions Oncology, Inc., collectively fair valued at $93,579,930. The fair values of our privately held and illiquid publicly traded venture capital investments were determined in good faith by, or under the direction of, the Board of Directors. Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material.

Cash. Cash includes demand deposits. Cash is carried at cost, which approximates fair value.

Restricted Funds. At December 31, 2012, and December 31, 2011, we held $10,015 and $1,512,031, respectively, in "Restricted funds." At December 31, 2012, the amount was comprised of $10,015 held in security deposits for sublessors. At December 31, 2011, the amount was comprised of $1,500,000 held as collateral for our credit facility and $12,031 held in security deposits for sublessors.

Unaffiliated Rights to Milestone Payments. At December 31, 2012, and December 31, 2011, the outstanding milestone payments from Amgen, Inc.’s acquisition of Biovex Group, Inc., were valued at $3,400,734 and $3,362,791, respectively. The milestone payments are derivatives and valued using the probability-adjusted, present value of proceeds from future payments that would be due upon successful completion of certain regulatory and sales milestones. If all remaining milestones are met, we would receive $9,526,393. There can be no assurances as to how much of this amount we will ultimately realize or when it will be realized, if at all.

Funds Held in Escrow from Sales of Investments. At December 31, 2012, there were funds held in escrow totaling $1,052,345 relating to the sales of Innovalight, Inc., and Crystal IS, Inc. Funds held in escrow are valued using certain discounts applied to the amounts withheld. Funds held in escrow totaling $949,468 from the Innovalight transaction were released in January 2013 upon settlement of indemnity claims and expenses related to the transaction. This amount included interest earned on the principal of $21,755. Funds from the Crystal IS transaction will be released in late March 2013.

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

Property and Equipment. Property and equipment are included in "Other assets" and are carried at $288,122 and $331,006 at December 31, 2012, and December 31, 2011, respectively, representing cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the premises and equipment. We estimate the useful lives to be five to ten years for furniture and fixtures, three years for computer equipment, and ten years for leasehold improvements.

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

Interest Income Recognition. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. When securities are determined to be non-income producing, the Company ceases accruing interest and writes off any previously accrued interest. Securities are deemed to be non-income producing if, on their last interest or dividend date, no cash was paid or no cash or in-kind dividends were declared. These write-offs are recorded as a debit to interest income. During the twelve months ended December 31, 2012, and December 31, 2011, the Company earned $322,561 and $233,001, respectively, in interest on U.S. government securities, senior secured debt, participation agreements, subordinated secured debt, non-convertible promissory notes and interest-bearing accounts. During the twelve months December 31, 2012, and December 31, 2011, the Company recorded, on a net basis, $235,806 and $368,479, respectively, of bridge note interest. The total for the twelve months ended December 31, 2012, includes a partial write-off of previously accrued bridge note interest of $200,583, which was recognized in the second quarter of 2012, offset by $236,238 of interest recognized in the third quarter upon conversion of this investment. During the twelve months ended December 31, 2012, and December 31, 2011, the Company earned $107,586 and $81,113, respectively, on rental income from the sublet of our office space at 420 Florence Street, Palo Alto, CA.

Loan Fees. Loan fees received in connection with our venture debt investments are deferred. The unearned fee income is accreted into income based on the effective interest method over the life of the investment.

Call Options. The Company writes covered call options on publicly traded securities with the intention of earning option premiums. Option premiums may increase the Company’s realized gains and, therefore, may help increase distributable income, but may limit the realized gains on the security. When a Company writes (sells) an option, an amount equal to the premium received by the Company is recorded in the Consolidated Statements of Assets and Liabilities as a liability. The amount of the liability is subsequently marked-to-market to reflect the current market value of the option written. When an option expires, the Company realizes a gain on the option to the extent of the premiums received. Premiums received from writing options that are exercised or closed are added to or offset against the proceeds or amount paid on the transaction to determine the realized gain or loss. At December 31, 2012, the Company had 50,000 shares of NeoPhotonics Corporation and 150,000 shares of Solazyme, Inc., covered by call option contracts. In the event these contracts are exercised, the Company would be required to deliver those shares to the counterparty. See "Note 13. Subsequent Events."

Stock-Based Compensation. The Company has a stock-based employee compensation plan. The Company accounts for the Amended and Restated Harris & Harris Group, Inc. 2012 Equity Incentive Plan (the "Stock Plan") by determining the fair value of all share-based payments to employees, including the fair value of grants of employee stock options and restricted stock awards, and records these amounts as an expense in the Consolidated Statements of Operations over the vesting period with a corresponding increase to our additional paid-in capital. At December 31, 2012, and December 31, 2011, the increase to our operating expenses was offset by the increase to our additional paid-in capital, resulting in no net impact to our net asset value. Additionally, the Company does not record the potential tax benefits associated with the expensing of stock options because the Company currently intends to qualify as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code"), and the deduction attributable to such expensing, therefore, is unlikely to provide any additional tax savings. The amount of non-cash, stock-based compensation expense recognized in the Consolidated Statements of Operations is based on the fair value of the awards the Company expects to vest, recognized over the vesting period on a straight-line basis for each award, and adjusted for actual awards vested and pre-vesting forfeitures. The forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate and is accounted for in the current period and prospectively. See "Note 7. Stock-Based Compensation" for further discussion.

Rent expense. Our lease at 1450 Broadway, New York, New York, commenced on January 21, 2010. The lease expires on December 31, 2019. The base rent is $36 per square foot with a 2.5 percent increase per year over the 10 years of the lease, subject to a full abatement of rent for four months and a rent credit for six months throughout the lease term. Certain leasehold improvements were also paid for on our behalf by the landlord, the cost of which is accounted for as property and equipment and "Deferred rent" in the accompanying Consolidated Statements of Assets and Liabilities. These leasehold improvements are depreciated over the lease term. We also lease office space in California and North Carolina. We apply these rent abatements, credits, escalations and landlord payments on a straight-line basis in the determination of rent expense over the lease term.

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

Foreign Currency Translation. The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. For the twelve months ended December 31, 2012, included in the net decrease in unrealized appreciation on investments was an unrealized gain of $123,904 resulting from foreign currency translation.

Securities Transactions. Securities transactions are accounted for on the date the transaction for the purchase or sale of the securities is entered into by the Company (i.e., trade date).

Concentration of Credit Risk. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in depository accounts may exceed the Federal Deposit Insurance Corporation insured limit.

Recent Accounting Pronouncement. In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, or ASU 2011-04. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes the application of some requirements for measuring fair value and requires additional disclosure for fair value measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011, for public entities. The Company has implemented ASU 2011-04, which implementation did not have an impact on the Company’s consolidated financial position or results of operations, but did result in the inclusion of the additional disclosures in "Note 5. Fair Value of Investments."

In October 2011, the FASB issued a proposed ASU 2011-20, Financial Services-Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements, which would amend the criteria in Topic 946 for determining whether an entity qualifies as an investment company for reporting purposes.  As proposed, this ASU would affect the measurement, presentation and disclosure requirements for investment companies and would amend the investment company definition in ASC 946. The Company is monitoring developments related to this proposal and is evaluating the effects it would have on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3. BUSINESS RISKS AND UNCERTAINTIES

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

We do not choose investments based on a strategy of diversification. We also do not rebalance the portfolio should one of our portfolio companies increase in value substantially relative to the rest of the portfolio.  Therefore, the value of our portfolio may be more vulnerable to microeconomic events affecting a single sector, industry or portfolio company and to general macroeconomic events that may be unrelated to our portfolio companies. These factors may subject the value of our portfolio to greater volatility than a company that follows a diversification strategy. As of December 31, 2012, our largest 10 investments by value accounted for approximately 73 percent of the value of our equity-focused venture capital portfolio. Our largest two investments, by value, Solazyme, Inc., a publicly traded company, and Xradia, Inc., a privately held company, accounted for approximately 14 percent and 12 percent, respectively, of our equity-focused venture capital portfolio at December 31, 2012.

Approximately 85 percent of our equity-focused venture capital portfolio by value was comprised of securities of 26 privately held companies. Because there is typically no public or readily ascertainable market for our interests in the small privately held companies in which we invest, the valuation of the securities in that portion of our portfolio is determined in good faith by our Valuation Committee, which is comprised of all of the independent members of our Board of Directors. The values are determined in accordance with our Valuation Procedures and are subject to significant estimates and judgments. The fair value of the securities in our portfolio may differ significantly from the values that would be placed on these securities if a ready market for the securities existed. Any changes in valuation are recorded in our Consolidated Statements of Operations as "Net (decrease) increase in unrealized appreciation on investments." Changes in valuation of any of our investments in privately held companies from one period to another may be significant.

NOTE 4. DEBT

On February 24, 2011, the Company established a $10 million three-year revolving credit facility (the "credit facility") with TD Bank, N.A. to be used in conjunction with its investments in venture debt.

The credit facility matures on February 24, 2014, and generally bears interest, at the Company’s option, based on (i) LIBOR plus 1.25 percent or (2) the higher of the federal funds rate plus fifty basis points (0.50 percent) or the U.S. prime rate as published in the Wall Street Journal.  The credit facility generally requires payment of interest on a monthly basis and requires the payment of a non-use fee of 0.15 percent annually.  All outstanding principal is due upon maturity.  The credit facility is secured by cash collateral held in a non-interest bearing account at TD Bank, N.A. The credit facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining our status as a BDC (c) maintaining unencumbered, liquid assets of not less than $7,500,000, (d)  limitations on the incurrence of additional indebtedness, (e) limitations on liens, and (f) limitations on mergers and dissolutions. The credit facility is used to supplement our capital to make additional venture debt investments.

At December 31, 2012, and December 31, 2011, the Company had outstanding debt of $0 and $1,500,000, respectively. At December 31, 2012, and December 31, 2011, $0 and $1,500,000, respectively, was held in a collateral account at TD Bank, N.A. as security for the loan. The weighted average annual interest rate for the twelve months ended December 31, 2012, was 1.6 percent, exclusive of amortization of closing fees and other expenses related to establishing the credit facility. The remaining capacity under the credit facility was $10,000,000 at December 31, 2012. At December 31, 2012, the Company was in compliance with all financial covenants required by the credit facility.

Year	Total Debt Outstanding (Unit) Exclusive of Treasury Securities	Total Assets per Unit of Indebtedness

2012	$0	$0

NOTE 5. FAIR VALUE OF INVESTMENTS

At December 31, 2012, our financial assets were categorized as follows in the fair value hierarchy:

	Fair Value Measurement at Reporting Date Using:
Description	December 31, 2012	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government Securities	$13,998,880	$13,998,880	$0	$0

Privately Held Portfolio Companies:
Preferred Stock	$78,615,582	$0	$0	$78,615,582
Bridge Notes	$4,152,634	$0	$0	$4,152,634
Warrants	$586,320	$0	$0	$586,320
Rights to Milestone Payments	$3,400,734	$0	$0	$3,400,734
Common Stock	$108,667	$0	$0	$108,667
Senior Secured Debt	$1,075,870	$0	$0	$1,075,870
Participation Agreement	$1,138,148	$0	$0	$1,138,148
Subordinated Secured Debt	$120,410	$0	$0	$120,410
Non-Convertible Promissory Note	$3,033,338	$0	$0	$3,033,338

Publicly Traded Portfolio Companies: Common Stock	$15,770,488	$14,422,261	$0	$1,348,227

Total Investments	$122,001,071	$28,421,141	$0	$93,579,930

Liabilities:
Written Call Options	$42,500	$37,500	$5,000	$0

Total	$42,500	$37,500	$5,000	$0

At December 31, 2012, certain written call option contracts were classified as Level 2 investments because there was no active market for the options as of that date. These options were valued using a midpoint pricing convention.

Significant Unobservable Inputs

The table below presents the valuation technique and quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurements of Level 3 assets. Unobservable inputs are those inputs for which little or no market data exists and, therefore, require an entity to develop its own assumptions.

	Fair Value at Dec. 31, 2012	Valuation Techniques(s)	Unobservable Input	Range (Weighted Average(1))

Preferred Stock	$78,615,582	Income Approach Market Approach	Probability of Achieving Milestones Private Offering Price Non-Performance Risk Revenue Multiple Discount for Illiquidity Probability of Exit Outcomes	50% - 100% (N/A) $0.14 - $4.00 ($1.28) 0% - 100% (11%) 0.53 - 3.3 (1.4) 20% - 30% (21%) 0% - 100% (50%)

Bridge Notes	4,152,634	Market Approach	Private Offering Price Non-Performance Risk	$1.00 ($1.00) 0% (0%)

Common Stock	108,667	Market Approach	Private Offering Price Non-Performance Risk	$0.54 - $47.51 ($11.06) 0% - 100% (0%)

Warrants	586,320	Black-Sholes-Merton Model	Stock Price Volatility Expected Term	$0.12 - $2.44 ($0.82) 107% (107%) 0.50 - 9.88 Years (4.22)

Rights to Milestone Payments	3,400,734	Probability Weighted Discounted Cash Flow	Probability of Achieving Independent Milestones Probability of Achieving Dependent Milestones	0% - 75% (N/A) 0.07% - 28.125% (N/A)

Participation Agreements	1,138,148	Income Approach	Warrant Adjusted Effective Yield Effective Yield Non-Performance Risk Participation Payment Risk Discount for Comparable Prices of High-Yield Debt	21.5% - 27.9% (23%) 21.5% - 37.9% (27%) 0% - 25% (11%) 0% (0%) 0% (0%)

Subordinated Secured Debt	120,410	Income Approach	Warrant Adjusted Effective Yield Effective Yield Non-Performance Risk	31.3% (31.3%) 39.1% (39.1%) 25% (25%)

Senior Secured Debt	1,075,870	Income Approach	Effective Yield Non-Performance Risk	15.8% - 32% (23%) 0% - 25% (11%)

Non-Convertible Promissory Note	3,033,338	Income Approach	Probability of Exit Outcomes Private Offering Price Non-Performance Risk	25% - 75% (50%) $3.00 ($3.00) 50% (50%)

OTC Traded Common Stock	$1,348,227	Market Approach	Non-Performance Risk Warrant Adjusted Price per Share	0% (0%) $0.47 ($0.47)

Total	$93,579,930

(1) Weighted average based on fair value at December 31, 2012.

Valuation Methodologies and Inputs for Level 3 Assets

The following sections describe the valuation techniques and significant unobservable inputs used to measure Level 3 assets.

Preferred Stock, Bridge Notes and Common Stock

Preferred stock, bridge notes and common stock are valued by either a market or income approach using internal models with inputs, most of which are not market observable. Common inputs for valuing Level 3 preferred stock, bridge note and private common stock investments include: prices from recently executed private transactions in a company’s securities or unconditional firm offers, revenue multiples of comparable publicly traded companies, discounts for lack of marketability, rights and preferences of the class of securities we own as compared with other classes of securities the portfolio company has issued, particularly related to potential liquidity scenarios of an IPO or an acquisition transaction, and management’s best estimate of risk attributable to non-performance risk. Certain securities are valued using the present value of future cash flows. We define non-performance as the risk that the price per share (or implied valuation of a portfolio company) or the effective yield of a debt security of a portfolio company, as applicable, does not appropriately represent the risk that a portfolio company with negative cash flow will be: (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation of the last round of financing.  The assessment of non-performance risk typically includes an evaluation of the financial condition and operating results of the company, the company's progress towards milestones, and the long-term potential of the business and technology of the company and how this potential may or may not affect the value of the shares owned by us. An increase to the non-performance risk or a decrease in the private offering price of a future round of financing from that of the most recent round would result in a lower fair value measurement and/or a change in the distribution of value among the classes of securities we own.

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

An input to the Black-Scholes-Merton option-pricing model is the value per share of the type of stock for which the warrant is exercisable as of the date of valuation. This input is derived according to the methodologies discussed in "Preferred Stock, Bridge Notes and Common Stock."

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

Non-Convertible Promissory Note

We have one non-convertible promissory note, which we value using an income approach that uses a valuation technique to convert future amounts to a single present value. This security has a liquidation preference payable upon a sale of the company equal to three times the principal of the loan. While the loan has since been repaid, this liquidation preference remains outstanding as of December 31, 2012. Inputs include the preferred stock price of the portfolio company, an assessment of non-performance risk, the probability of exit outcomes between an IPO and an acquisition and the resulting impact on rights and preferences of the class of securities we own as compared with other classes of securities the portfolio company has issued.

OTC Traded Common Stock

Common stock that is thinly traded in OTC markets is valued using internal models with inputs that are not market observable. Common inputs for stock include the price per share of recent privately negotiated financing transactions and the volume-weighted price per share of the stock over a period of time and an assessment of non-performance risk.

The following chart shows the components of change in the financial assets categorized as Level 3 for the twelve months ended December 31, 2012.

Beginning Balance 1/1/2012	Total Realized Gains (Losses) Included in Changes in Net Assets	Transfers	Total Unrealized (Depreciation) Appreciation Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals	Ending Balance 12/31/2012	Amount of Total
(Depreciation)
Appreciation for the
Period Included in
Changes in Net Assets
Attributable to the
Change in Unrealized
Gains or Losses
Relating to Assets
Still Held at the
								Reporting Date

Preferred Stock	$68,833,189	$0	$1,091,677	$(4,903,413)	$13,594,129	$0	$78,615,582	$(4,903,413)

Bridge Notes	4,007,509	0	(2,727,754)	1,310,272	1,562,607	0	4,152,634	1,310,272

Common Stock	0	0	1,633,296	(1,524,629)	0	0	108,667	(1,524,629)

Warrants	728,787	0	2,781	(396,396)	251,148	0	586,320	(396,396)

Rights to Milestone Payments	3,362,791	0	0	37,943	0	0	3,400,734	37,943

Participation Agreements	560,200	0	0	24,790	714,157	(160,999)	1,138,148	24,790

Subordinated Secured Debt	121,880	0	0	(1,103)	(367)	0	120,410	(1,103)

Senior Secured Debt	942,695	0	0	(13,663)	609,267	(462,429)	1,075,870	(13,663)

Non-Convertible Promissory Note	3,033,338	0	0	0	0	0	3,033,338	0

Publicly Traded Common Stock	1,973,334	0	0	(625,107)	0	0	1,348,227	(625,107)

Total	$83,563,723	$0	$0	$(6,091,306)	$16,730,941	$(623,428)	$93,579,930	$(6,091,306)

We elected to use the beginning of period values to recognize transfers in and out of Level 3 investments. For the year ended December 31, 2012, there were no transfers out of Level 3.

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

Transactions in options written during the year ended December 31, 2012, were as follows:

	Number of Contracts	Premium
Options outstanding at December 31, 2011	3,000	$315,000
Options written	37,970	3,170,443
Options expired	(11,142)	(1,056,804)
Options terminated in closing transactions	(27,828)	(2,378,639)
Options outstanding at December 31, 2012	2,000	$50,000

At December 31, 2012, and December 31, 2011, we had rights to milestone payments from Amgen’s acquisition of our former portfolio company, BioVex. These milestone payments were fair valued at $3,400,734 and $3,362,791, respectively, and are contingent upon certain milestones being achieved in the future.

The following tables present the value of derivatives held at December 31, 2012, and the effect of derivatives held during the year ended December 31, 2012, along with the respective location in the financial statements.

	Assets		Liabilities
Derivatives	Location	Fair Value	Location	Fair Value

Equity Contracts	—	—	Written call options payable	$42,500

Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Investments	$3,400,734	—	—

Statement of Operations

Derivatives	Location	Realized Gain/(Loss)	Change in unrealized (Depreciation)/ Appreciation

Equity Contracts	Net Realized and Unrealized Gain (Loss)	$1,605,907	$(112,500)

Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Net Realized and Unrealized Gain (Loss)	$0	$37,943

NOTE 7. STOCK-BASED COMPENSATION

The Company maintains the Stock Plan, which provides for the grant of equity-based awards of stock options to our officers and employees and restricted stock to our officers, employees and non-employee directors subject to compliance with the 1940 Act and an exemptive order granted by the SEC permitting us to award shares of restricted stock on April 3, 2012 (the "Exemptive Order").

Under the Stock Plan, a maximum of 20 percent (6,200,120 shares) of our total shares of common stock issued and outstanding as of the 2012 Annual Meeting date, calculated on a fully diluted basis (31,000,601 shares), were available for awards under the Stock Plan. Under the Stock Plan, no more than 50 percent of the shares of stock reserved for the grant of the awards under the Stock Plan (up to an aggregate of 3,100,060 shares) may be restricted stock awards at any time during the term of the Stock Plan. If any shares of restricted stock are awarded, such awards will reduce on a percentage basis the total number of shares of stock for which options may be awarded. No more than 1,000,000 shares of our common stock may be made subject to awards under the Stock Plan to any individual in any year. Although the Stock Plan permits us to continue to grant stock options, our Board of Directors currently plans to discontinue further grants of stock options.

The Stock Plan will expire on June 7, 2022. The expiration of the Stock Plan will not by itself adversely affect the rights of plan participants under awards that are outstanding at the time the Stock Plan expires. Our Board of Directors may terminate, modify or suspend the plan at any time, provided that no modification of the plan will be effective unless and until any required shareholder approval has been obtained. The Board of Directors may terminate, modify or amend any outstanding award under the Stock Plan at any time, provided that in such event, the award holder may exercise any vested options prior to such termination of the Stock Plan or award.

Stock Option Awards

During the years ended December 31, 2012, and 2011, the Compensation Committee of the Board of Directors of the Company did not grant any stock options. During the year ended December 31, 2010, the Compensation Committee approved individual non-qualified stock option ("NQSO") awards for certain officers and employees of the Company. The terms and conditions of the stock options granted were determined by the Compensation Committee and set forth in award agreements between the Company and each award recipient.

The option grants during the year ended December 31, 2010, were as follows:

Grant Date	No. of Options Granted	Option Type	Vesting Period	Exercise Price[1]

May 12, 2010	150,000	NQSO	05/11 to 05/13	$4.84
March 18, 2010	150,000	NQSO	03/11 to 03/13	$4.75

1 The exercise price for the grants was the closing price of our shares of common stock as quoted on the Nasdaq Global Market on the date of grant.

The 2010 option awards may become fully vested and exercisable prior to the date or dates in the vesting schedule if the Board of Directors accepts an offer for the sale of all or substantially all of the Company's assets. Upon exercise, the shares would be issued from our previously authorized but unissued shares.

The fair value of the options was determined on the date of grant using the Black-Scholes-Merton model based on the following factors.

An option's expected term is the estimated period between the grant date and the exercise date of the option. As the expected term period increases, the fair value of the option and the non-cash compensation cost will also increase. The expected term assumption is generally calculated using historical stock option exercise data. Management performed an analysis and determined that historical exercise data did not provide a sufficient basis to calculate the expected term of the option. In cases where companies do not have historical data and where the options meet certain criteria, SEC Staff Accounting Bulletin 107 ("SAB 107") provides the use of a simplified expected term calculation. Accordingly, the Company calculated the expected term used in the Black-Scholes-Merton model using the SAB 107 simplified method.

Expected volatility is the measure of how the stock's price is expected to fluctuate over a period of time. An increase in the expected volatility assumption yields a higher fair value of the stock option. The expected volatility factor for the Black-Scholes-Merton model was based on the historical fluctuations in the Company’s stock price over a period commensurate with the expected term and contractual term, respectively, of the options, adjusted for stock splits and dividends.

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

The assumptions used in the calculation of fair value of the NQSOs granted on March 18, 2010, and May 12, 2010, using the Black-Scholes-Merton model for the expected term was as follows:

			Expected	Expected	Expected	Risk-Free	Weighted Average Fair
Type of Award	Term	Number of Options Granted	Term in Yrs	Volatility Factor	Dividend Yield	Interest Rates	Value Per Share
March 18, 2010 Non-qualified stock options	5 Years	150,000	3.50	63.1%	0%	1.77%	$2.20

May 12, 2010 Non-qualified stock options	5 Years	150,000	3.50	62.3%	0%	1.64%	$2.21
Total		300,000					$2.21

For the years ended December 31, 2012, December 31, 2011, and December 31, 2010, the Company recognized $1,973,569, $1,894,800 and $2,088,091, respectively, of compensation expense in the Consolidated Statement of Operations. The amount for the year ended December 31, 2012, includes $1,365,242 related to the voluntary cancellation of stock options. As of December 31, 2012, there was approximately $224,182 of unrecognized compensation cost related to unvested stock option awards. This cost is expected to be recognized over a weighted-average period of approximately one year.

No options were exercised during the year ended December 31, 2012. For the year ended December 31, 2011, a total of 122,437 options were exercised for total proceeds to the Company of $491,058. For the year ended December 31, 2010, a total of 18,571 options were exercised for total proceeds to the Company of $69,641.

The grant date fair value of options vested during the year ended December 31, 2012, was $580,542, which included options vested for certain executive officers prior to the voluntary cancellation of 1,963,745 outstanding stock options on May 11, 2012. The grant date fair value of options vested during the years ended December 31, 2011, and December 31, 2010, was $1,863,330 and $2,144,123, respectively.

A summary of the changes in outstanding stock options for the year ended December 31, 2012, is as follows:

		Weighted	Weighted Average	Weighted Average Remaining	Aggregate
		Average	Grant Date	Contractual	Intrinsic
	Shares	Exercise Price	Fair Value	Term (Years)	Value
Options Outstanding at January 1, 2012	3,389,117	$8.13	$5.04	4.96	$0

Granted	0	$0	$0	0

Exercised	0	$0	$0	0

Forfeited or Expired	(1,963,745)	$6.94	$4.14	4.16

Options Outstanding at December 31, 2012	1,425,372	$9.77	$6.27	3.68	$0

Options Exercisable at December 31, 2012	1,368,867	$9.78	$6.25	3.69	$0

Options Exercisable and Expected to be Exercisable at December 31, 2012	1,422,870	$9.77	$6.27	3.68	$0

The aggregate intrinsic value in the table above with respect to options outstanding, exercisable and expected to be exercisable, is calculated as the difference between the Company's closing stock price of $3.30 on December 31, 2012, and the exercise price, multiplied by the number of in-the-money options. This amount represents the total pre-tax intrinsic value that would have been received by the option holders had all options been fully vested and all option holders exercised their awards on December 31, 2012.

At December 31, 2012, there were 56,505 unvested options with a weighted average grant date fair value of $6.94. At December 31, 2011, there were 732,835 unvested options with a weighted average grant date fair value of $4.36. At December 31, 2010, there were 1,222,743 unvested options with a weighted average grant date fair value of $4.14.

During the year ended December 31, 2012, a total of 162,972 options vested having a weighted average grant date fair value of $3.56. During the year ended December 31, 2011, a total of 489,914 options vested having a weighted average grant date fair value of $3.80. During the year ended December 31, 2010, a total of 552,751 options vested having a weighted average grant date fair value of $3.88.

For the year ended December 31, 2012, no options were exercised. For the year ended December 31, 2011, the aggregate intrinsic value of the 122,437 options exercised was $142,842. For the year ended December 31, 2010, the aggregate intrinsic value of the 18,571 options exercised was $13,836.

Restricted Stock

The Exemptive Order provided for the grant of 14,000 shares of restricted stock to non-employee directors on June 7, 2012. On June 11, 2012, the Committee granted the employees a total of 1,780,000 shares of restricted stock. A total of 1,068,000 awards (60 percent) vest when the volume-weighted stock price is at or above pre-determined stock price targets over a 30-day period. These pre-determined stock price targets range from $5.00 per share to $9.00 per share. The remaining 712,000 of these shares (40 percent) have vesting dates ranging from December 31, 2012, through June 30, 2017, based on the named executive officer's continued service to the Company. After this initial employee grant, the Compensation Committee does not plan to grant additional restricted stock to existing employees until at least June 11, 2015. Pursuant to the Exemptive Order, non-employee directors will receive up to 2,000 shares of restricted stock annually.

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

For the year ended December 31, 2012, we recognized $955,374 of compensation expense related to restricted stock awards. As of December 31, 2012, there was unrecognized compensation cost of $4,207,197 related to restricted stock awards. This cost is expected to be recognized over a weighted average period of approximately 2.3 years.

Non-vested restricted stock awards as of December 31, 2012, and changes during the year ended December 31, 2012, were as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2012	0	$0
Granted	1,794,000	2.88
Vested based on service	(116,280)	3.38
Shares withheld related to net share settlement of restricted stock	(61,720)	3.38
Forfeited	0	0
Outstanding at December 31, 2012	1,616,000	$2.82

Under net settlement procedures currently applicable to our outstanding restricted stock awards for current employees, upon each settlement date, restricted stock awards are withheld to cover the required withholding tax, which is based on the value of the restricted stock award on the settlement date as determined by the closing price of our common stock on the trading day on the vesting date. The remaining amounts are delivered to the recipient as shares of our common stock. During 2012, 178,000 restricted stock awards were net settled by withholding 61,720 shares, which represented the employees' minimum statutory obligation for each such employee's applicable income and other employment taxes and remitted cash totaling of $203,676 to the appropriate tax authorities. The amount remitted to the tax authorities for the employees' tax obligation was reflected as a financing activity within our Consolidated Statements of Cash Flows. The shares withheld by us as a result of the net settlement of restricted stock awards are not considered issued and outstanding, thereby reducing our shares outstanding used to calculate net asset value per share.

NOTE 8. DISTRIBUTABLE EARNINGS

As of December 31, 2012, December 31, 2011, and December 31, 2010, there were no distributable earnings. The difference between the book basis and tax basis components of distributable earnings is primarily nondeductible deferred compensation and net operating losses.

The Company did not declare dividends for the years ended December 31, 2012, 2011 or 2010.

NOTE 9. EMPLOYEE BENEFITS

401(k) Plan

We adopted a 401(k) Plan covering substantially all of our employees. Matching contributions to the plan are at the discretion of the Compensation Committee. For the year ended December 31, 2012, the Compensation Committee approved a 100 percent match which amounted to $208,383. The 401(k) Company match for the years ended December 31, 2011, and 2010, was $181,500 and $176,000, respectively.

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

The plan is unfunded and has no assets. The following disclosures about changes in the benefit obligation under our plan to provide medical and dental insurance for retirees are as of the measurement date of December 31:

152

	2012	2011
Accumulated Postretirement Benefit Obligation at Beginning of Year	$1,711,092	$1,054,875

Service Cost	160,428	101,787

Interest Cost	71,033	59,001

Actuarial Loss	34,143	521,184

Benefits Paid	(21,580)	(25,755)

Accumulated Postretirement Benefit Obligation at End of Year	$1,955,116	$1,711,092

In accounting for the plan, the assumption made for the discount rate was 4.25 percent and 4.53 percent for the years ended December 31, 2012, and 2011, respectively. The assumed health care cost trend rates in 2012 were 8.5 percent grading to five percent over seven years for medical and five percent per year for dental. The assumed health care cost trend rates in 2011 were eight percent grading to five percent over eight years for medical and five percent per year for dental. The effect on disclosure information of a one percentage point change in the assumed health care cost trend rate for each future year is shown below.

	1% Decrease	Assumed	1% Increase
	in Rates	Rates	in Rates

Aggregated Service and Interest Cost	$176,744	$231,461	$307,133

Accumulated Postretirement Benefit Obligation	$1,543,119	$1,955,116	$2,514,991

The net periodic postretirement benefit cost for the year is determined as the sum of service cost for the year, interest on the accumulated postretirement benefit obligation and amortization of the transition obligation (asset) less previously accrued expenses over the average remaining service period of employees expected to receive plan benefits. The following is the net periodic postretirement benefit cost for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010

Service Cost	$160,428	$101,787	$119,939

Interest Cost on Accumulated Postretirement Benefit Obligation	71,033	59,001	55,662

Amortization of Transition Obligation	0	0	0

Amortization of Net (Gain)/Loss	514	(7,995)	(2,863)

Net Periodic Post Retirement Benefit Cost	$231,975	$152,793	$172,738

The Company estimates the following benefits to be paid in each of the following years:

2013	$16,914
2014	$18,421
2015	$20,703
2016	$24,276
2017	$27,946
2018 through 2022	$233,181

For the year ended December 31, 2012, net unrecognized actuarial losses, which resulted primarily from the decrease in the discount rate, increased by $33,629, which represents $34,143 of actuarial losses arising during the year offset by a $514 reclassification adjustment that increased the net periodic benefit cost for the year.

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

Executive Mandatory Retirement Benefit Plan

On May 5, 2011, the Board of Directors of Harris & Harris Group, Inc., terminated the Amended and Restated Executive Mandatory Retirement Benefit Plan. The plan was adopted in 2003 in order to begin planning for eventual management succession for individuals who are employed by us in a bona fide executive or high policy-making position. The plan provided benefits required by age discrimination laws as a result of the Company’s policy of mandatory retirement when such individuals attained the age of 65. Our former President accrued benefits under this plan prior to his retirement, and the termination of this plan has no impact on his accrued benefits. At December 31, 2012, and 2011, we had $248,729 and $243,635, respectively, accrued for benefits for this former employee under the plan, which is included in "Post retirement plan liabilities" on the Consolidated Statements of Assets and Liabilities.

NOTE 10. INCOME TAXES

We filed for the 1999 tax year to elect treatment as a RIC under Subchapter M of the Code and qualified for the same treatment for the years 2000 through 2012. However, there can be no assurance that we will qualify as a RIC for 2013 or subsequent years.

In the case of a RIC that furnishes capital to development corporations, there is an exception to the rule relating to the diversification of investments required to qualify for RIC treatment. This exception is available only to registered investment companies that the SEC determines to be principally engaged in the furnishing of capital to other corporations that are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available ("SEC Certification"). We have received SEC Certification since 1999, including for 2011, but it is possible that we may not receive SEC Certification in future years. We intend to apply for certification for 2012.

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

For federal tax purposes, the Company’s 2009 through 2012 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. Generally, for state tax purposes, the Company’s 2008 through 2012 tax years remain open for examination by the tax authorities under a four-year statute of limitations.

During 2012, the Company recorded a consolidated expense of $15,236 in federal, state and local income taxes. At December 31, 2012, we had $0 accrued for federal, state and local taxes payable by the Company.

We pay federal, state and local taxes primarily related to sublease income generated by Ventures, which is taxed as a C Corporation. For the years ended December 31, 2012, 2011, and 2010, our income tax expense for Ventures was $14,331, $5,896 and $2,660, respectively.

Tax expense included in the Consolidated Statement of Operations consists of the following:

	2012	2011	2010

Current	$15,236	$6,922	$4,461

Total income tax expense	$15,236	$6,922	$4,461

The Company realized short- and long-term capital gains of $2,421,669 and $2,265,723 in 2012 and 2011, respectively. The Company offset these gains with capital loss carryforwards and neither owed federal income taxes on the gain nor was required to distribute any portion of this gain to shareholders.

On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the "Act") was enacted, which changed various technical rules governing the tax treatment of RICs. The changes are generally effective for taxable years beginning after the date of enactment. One of the more prominent changes addresses capital loss carryforwards. Under the Act, the Company will be permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short term as permitted under previous regulation.

As of December 31, 2012, we had no post-enactment loss carryforwards under the provisions of the Act. As of December 31, 2012, we had pre-enactment loss carryforwards totaling $20,146,763, expiring as follows: 2017 - $10,191,777; 2018 - $9,954,986. We had post-October losses totaling $3,118,563.

Continued qualification as a RIC requires us to satisfy certain investment asset diversification requirements in future years. Our ability to satisfy those requirements may not be controllable by us. There can be no assurance that we will qualify as a RIC in subsequent years.

NOTE 11. COMMITMENTS AND CONTINGENCIES

On December 28, 2011, the Asahi Kasei Group completed its acquisition of Crystal IS, Inc. As of December 31, 2012, approximately $273,000 in proceeds from the transaction is held in escrow to cover potential indemnity claims and the expenses of the stockholder agent. If claims are made related to certain intellectual property and patents included in the transaction that exceed the escrow amounts withheld, additional claims could be made seeking funds from the former stockholders, including the Company. This special indemnity provision is capped, in aggregate, across all former stockholders at $10,250,000 through March 28, 2013, and is capped at $5 million through December 28, 2013, when the claim period expires. Our pro rata exposure to potential claims would be up to $487,000 through March 31, 2013, and up to $238,000 through December 31, 2013. As of December 31, 2012, no such claims had been made.

On January 21, 2010, we moved our corporate headquarters from 111 West 57th Street in New York City to 1450 Broadway in New York City. The lease and sublease for our offices at 111 West 57th Street expired on April 17, 2010 and on April 29, 2010, respectively. Total rent expense for the office space at 111 West 57th Street was $57,951 in 2010. Our rent expense in 2010 of $57,951 included $47,094 of real estate tax escalation charges from 2003 to 2010 paid on the office space at 111 West 57th Street.

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

On July 1, 2008, we signed a five-year lease for office space at 420 Florence Street, Suite 200, Palo Alto, California, commencing on August 1, 2008, and expiring on August 31, 2013. On April 26, 2011, we signed a one-year lease for office space at 530 Lytton Avenue, 2nd Floor, Palo Alto, California, commencing on July 1, 2011, and expiring on June 30, 2012. The lease was renewed commencing on July 1, 2012, and expiring on June 30, 2013. On March 22, 2012, we signed a one-year lease for office space at 140 Preston Executive Drive, Space "L," Cary, North Carolina, commencing on April 1, 2012, and expiring on March 31, 2013. The lease was renewed commencing on April 1, 2013, and expiring on March 31, 2014. Total rent expense for all of our office space was $408,659 in 2012, $376,487 in 2011 and $402,232 in 2010. Aggregate future minimum lease payments in each of the following years are: 2013 - $358,814, 2014 - $252,601, 2015 - $280,673, 2016 - 287,690, 2017 - $294,882 and thereafter for the remaining term - an aggregate of $612,065.

In the ordinary course of business, we indemnify our officers and directors, subject to certain regulatory limitations, for loss or liability related to their service on behalf of the Company, including serving on the Boards of Directors or as officers of portfolio companies. At December 31, 2012, and 2011, we believe our estimated exposure is minimal, and accordingly we have no liability recorded.

NOTE 12. CHANGE IN NET ASSETS PER SHARE

The following table sets forth the computation of basic and diluted per share net increases (decreases) in net assets resulting from operations for the twelve months ended December 31, 2012, 2011, and 2010.

157

	2012	2011	2010

Numerator for (decrease) increase in net assets per share	$(19,986,900)	$(3,541,363)	$10,586,850

Denominator for basic weighted average shares	31,000,919	30,980,221	30,866,239

Basic net (decrease) increase in net assets per share resulting from operations	$(0.65)	$(0.12)	$0.34

Denominator for diluted weighted average shares	31,000,919	30,980,221	30,896,630

Diluted net (decrease) increase in net assets per share resulting from operations	$(0.65)	$(0.12)	$0.34

For the twelve months ended December 31, 2010, the calculation of net increase in net assets resulting from operations per diluted share includes 30,391 stock options from the March 2009 grant because such options were dilutive. All other options granted in the period from June 2006 through May 2010 were anti-dilutive. All stock options and restricted stock awards may be dilutive in future periods in which there is a net increase in net assets resulting from operations in the event that there are significant increases in the average stock price in the stock market or significant decreases in the amount of unrecognized compensation cost.

NOTE 13. SUBSEQUENT EVENTS

In January 2013, we closed our written call option position in NeoPhotonics Corporation, expiring on February 16, 2013, for a payment of $4,747. In January 2013, we also sold 508 written call option contracts on NeoPhotonics expiring in February 2013, with a strike price of $5.00. We received premiums of approximately $28,893 for these contracts. In January 2013 and February 2013, we sold 50,807 shares of NeoPhotonics for net proceeds of approximately $252,042. We no longer hold any shares of NeoPhotonics.

In January and February 2013, we sold 1,513 written call option contracts on Solazyme, Inc., expiring in February 2013, with a strike price of $7.50. We received premiums of approximately $55,467 for these contracts. We also purchased put options on Solazyme expiring in February 2013 with a strike price of $7.50. We paid premiums of approximately $53,840.

In January 2013, we sold 1,000 written call option contracts on Solazyme, Inc., expiring in March 2013, with a strike price of $7.50. We received premiums of approximately $89,088 for these contracts.

In February and March 2013, we were assigned on a total of 204,500 shares of Solazyme, Inc., relating to the February and March 2013 written call option contracts. We received net proceeds of approximately $1,527,157 related to these sales.

In January and February 2013, we sold 1,900 written call option contracts on Solazyme, Inc., expiring in June 2013, with a strike price of $10.00. We received premiums of approximately $68,798 for these contracts.

On January 17, 2013, the Company made a $672,000 follow-on investment in a privately held portfolio company.

On January 23, 2013, the Company made a $350,000 follow-on investment in Ancora Pharmaceuticals Inc., a privately held portfolio company.

On January 24, 2013, we received $949,468 upon the release of funds held in escrow from the acquisition of Innovalight, Inc., by DuPont in 2011.

On January 28, 2013, the Company made a $200,000 follow-on investment in Champions Oncology, Inc., a publicly traded portfolio company.

On March 7, 2013, the Board of Directors of Harris & Harris Group, Inc., amended the Medical Benefit Retirement Plan. The amendment limits the medical benefit to $10,000 per year for a period of ten years. The amendment does not affect benefits accrued by former employees or one current employee who is grandfathered under the former terms of the plan.

On March 11, 2013, the Company made a $28,920 follow-on investment in a privately held portfolio company.

On March 12, 2013, the Company made a $350,000 follow-on investment in Nano Terra, Inc., a privately held portfolio company.

NOTE 14. SELECTED QUARTERLY DATA (UNAUDITED)

	2012

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total investment income (loss)	$160,890	$(28,446)	$396,246	$193,537

Net operating loss	$(2,089,381)	$(3,275,280)	$(1,450,334)	$(1,988,348)

Net increase (decrease) in net assets resulting from operations	$5,580,183	$(1,905,919)	$(3,669,717)	$(19,991,447)

Net increase (decrease) in net assets resulting from operations per average outstanding share	$0.18	$(0.06)	$(0.12)	$(0.65)

159

	2011

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total investment income	$136,824	$187,826	$202,527	$175,588

Net operating loss	$(1,835,303)	$(1,806,393)	$(2,118,158)	$(2,578,511)

Net increase (decrease) in net assets resulting from operations	$(1,126,159)	$21,222,221	$(33,084,607)	$9,447,182

Net increase (decrease) in net assets resulting from operations per average outstanding share	$(0.04)	$0.68	$(1.07)	$0.31

HARRIS & HARRIS GROUP, INC. FINANCIAL HIGHLIGHTS

	Year Ended	Year Ended	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010

Per Share Operating Performance

Net asset value per share, beginning of year	$4.70	$4.76	$4.35

Net operating loss*	(0.28)	(0.27)	(0.25)
Net realized gain (loss) on investments*	0.08	0.08	(0.12)
Net (decrease) increase in unrealized appreciaton as a result of sales*	(0.05)	0.00	0.12
Net (decrease) increase in unrealized appreciation on investments held and written call options*(1)	(0.39)	0.07	0.59
Total from investment operations*	(0.64)	(0.12)	0.34

Net increase as a result of stock- based compensation expense*	0.09	0.06	0.07
Net decrease as a result of vested restricted stock awards	(0.02)	0.00	0.00
Total increase from capital stock transactions	0.07	0.06	0.07

Net asset value per share, end of year	$4.13	$4.70	$4.76

Stock price per share, end of year	$3.30	$3.46	$4.38

Total return based on stock price	(4.62)%	(21.0)%	(4.16)%

Supplemental Data:

Net assets, end of year	$128,436,774	$145,698,407	$146,853,912

Ratio of expenses to average net assets	6.6%	6.1%	5.7%

Ratio of net operating loss to average net assets	(6.1)%	(5.6)%	(5.4)%

Average debt outstanding	$1,679,781	$1,254,247	$0.00

Average debt per share	$0.05	$0.04	$0.00

Cash dividends paid per share	$0.00	$0.00	$0.00

Taxes payable on behalf of shareholders on the deemed dividend per share	$0.00	$0.00	$0.00

Number of shares outstanding, end of year	31,116,881	31,000,601	30,878,164

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the Exchange Act). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures. As of December 31, 2012, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management's Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm, on the Company’s internal control over financial reporting, is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2012 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.     Other Information.

None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance.

The information set forth under the captions "Nominees," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Audit Committee" in our Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2013, to be filed pursuant to Regulation 14A under the Exchange Act (the "2013 Proxy Statement"), is herein incorporated by reference.

We have adopted a Code of Conduct for Directors and Employees, which also applies to our Chief Executive Officer, Chief Financial Officer, Treasurer and Senior Controller, which is posted on our website at http://ir.hhvc.com/governance.cfm.

The Board of Directors has determined that W. Dillaway Ayres, Jr., Lucio L. Lanza, Richard P. Shanley and Bruce W. Shewmaker are all "Audit Committee Financial Experts" serving on our Audit Committee. Messrs. Ayres, Lanza, Shanley and Shewmaker are not "interested persons" as defined under Section 2(a)(19) of the 1940 Act and are independent under the rules of the Nasdaq Stock Market.

Item 11.      Executive Compensation.

The information set forth under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report on Executive Compensation" in the 2013 Proxy Statement is herein incorporated by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the caption "How Many Shares Do the Company's Principal Shareholders, Directors and Executive Officers Own?" in the 2013 Proxy Statement is herein incorporated by reference. The "Equity Compensation Plan Information" chart is set forth herein under Item 5.

Item 13.      Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions "Nominees" and "Related Party Transactions" in the 2013 Proxy Statement is herein incorporated by reference.

Item 14.      Principal Accountant Fees and Services.

The information set forth under the captions "Audit Committee's Pre-Approval Policies" and "Fees Paid to PwC for 2012 and 2011" in the 2013 Proxy Statement is herein incorporated by reference.

PART IV

Item 15.      Exhibits and Financial Statements Schedules.

(a)      The following documents are filed as a part of this report:

(1)    Listed below are the financial statements which are filed as part of this report:

•	Consolidated Statements of Assets and Liabilities as of December 31, 2012, and 2011;

•	Consolidated Statement of Operations for the years ended December 31, 2012, 2011, and 2010;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010;

•	Consolidated Statements of Changes in Net Assets for the years ended December 31, 2012, 2011, and 2010;

•	Consolidated Schedule of Investments as of December 31, 2012;

•	Consolidated Schedule of Investments as of December 31, 2011;

•	Footnote to Consolidated Schedule of Investments;

•	Notes to Consolidated Financial Statements; and

•	Financial Highlights for the years ended December 31, 2012, 2011, and 2010.

(2)	No financial statement schedules are required to be filed herewith because (i) such schedules are not required or (ii) the information has been presented in the above financial statements.

(3)	The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Exchange Act.

3.1(a)	Restated Certificate of Incorporation of Harris & Harris Group, Inc., dated September 23, 2005, incorporated by reference as Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 814-00176) filed on March 15, 2011.

3.1(b)	Certificate of Amendment of the Certificate of Incorporation of Harris & Harris Group, Inc., dated May 19, 2006, incorporated by reference to Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 814-00176) filed on March 14, 2012.

3.1(c)	Certificate of Change of the Certificate of Incorporation of Harris & Harris Group, Inc., dated August 5, 2010, incorporated by reference as Exhibit 3 to Form 8-K (File No. 814-00176) filed on August 6, 2010.

3.2	Amended and Restated By-laws, incorporated by reference as Exhibit 3.1 to the Company's Form 8-K (File No. 814-00176) filed on August 3, 2012.

4	Form of Specimen Certificate of Common Stock, incorporated by reference as Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 814-00176) filed on March 16, 2009.

10.1	Custody Agreement by and between Harris & Harris Group, Inc. and Union Bank, dated March 11, 2011, incorporated by reference as Exhibit 10.1 to the Company's Form 8-K (File No. 814-00176) filed on March 14, 2011.

10.2	Custody Agreement by and between Harris & Harris Group, Inc. and TD Bank, N.A., dated February 24, 2011, incorporated by reference as Exhibit 10.2 to the Company's Form 8-K (File No. 814-00176) filed on February 24, 2011.

10.3	Revolving Loan Agreement by and between Harris & Harris Group, Inc. and TD Bank, N.A., dated February 24, 2011, incorporated by reference as Exhibit 10.1 to the Company's Form 8-K (File No. 814-00176) filed on February 24, 2011.

10.4	Amendment No. 1 to the Revolving Loan Agreement by and between Harris & Harris Group, Inc. and TD Bank, N.A., dated June 21, 2011, incorporated by reference as Exhibit 10.1 to the Company's Form 8-K (File No. 814-00176) filed on June 21, 2011.

10.5	Form of Indemnification Agreement which has been established with all directors and executive officers of the Company, incorporated by reference as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 814-00176) filed on March 16, 2009.

10.6	Amended and Restated Harris & Harris Group, Inc. 2012 Equity Incentive Plan, incorporated by reference as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No 814-00176) filed on March 14, 2012.

10.7	Form of Non-Qualified Stock Option Agreement, incorporated by reference as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 814-00176) filed on March 16, 2009.

10.8	Form of Director Restricted Stock Agreement, incorporated by reference as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 814-00176) filed on May 10, 2012.

10.9	Form of Employee Restricted Stock Agreement, incorporated by reference as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 814-00176) filed on May 10, 2012.

10.10	Lease Agreement, dated September 24, 2009, between Rosh 1450 Properties LLC and Harris & Harris Group, Inc., incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00176) filed on September 24, 2009.

10.11	Lease dated July 1, 2008 by and between Jack Rominger, Tommie Plemons and Dale Denson as Lessor and Harris & Harris Group, Inc., a New York corporation, as Lessee, incorporated by reference as Exhibit 10.1 to the Company's Form 10-Q (File No. 814-00176) filed on November 7, 2008.

10.12	Sublease dated February 2, 2012, by and between H&H Ventures Management, Inc. and Capriza, Inc., incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 814-00176) filed on March 14, 2012.

10.13	Harris & Harris Group, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 814-00176) filed on March 14, 2012.

14.1	Code of Conduct for Directors and Employees of Harris & Harris Group, Inc., incorporated by reference as Exhibit 14.1 to the Company's Form 10-K for the year ended December 31, 2009 (File No. 814-00176) filed on March 15, 2010.

21*	Subsidiaries of Registrant and Jurisdiction of Incorporation/Organization.

31.01*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRIS & HARRIS GROUP, INC.

Date: March 15, 2013	By:	/s/ Douglas W. Jamison
Douglas W. Jamison
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Douglas W. Jamison	Chairman of the Board	March 15, 2013
Douglas W. Jamison	and Chief Executive Officer

/s/ Patricia N. Egan	Chief Financial Officer	March 15, 2013
Patricia N. Egan

/s/ W. Dillaway Ayres, Jr.	Director	March 15, 2013
W. Dillaway Ayres, Jr.

/s/ Phillip A. Bauman	Director	March 15, 2013
Phillip A. Bauman

/s/ Lucio L. Lanza	Director	March 15, 2013
Lucio L. Lanza

/s/ Charles E. Ramsey	Director	March 15, 2013
Charles E. Ramsey

/s/ James E. Roberts	Director	March 15, 2013
James E. Roberts

/s/ Richard P. Shanley	Director	March 15, 2013
Richard P. Shanley

	Director	March 15, 2013
Bruce W. Shewmaker
169

EXHIBIT INDEX

The following exhibits are filed with this report in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit No.	Description

21	Subsidiaries of Registrant and Jurisdiction of Incorporation/Organization.

31.01	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

