Form 10-Q
period 2013-03-31
HARRIS & HARRIS GROUP INC /NY/
filed 2013-05-10
CIK 893739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        ☐                No        ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2013
Common Stock, $0.01 par value per share	31,116,881shares

Harris & Harris Group, Inc.

Form 10-Q, March 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

The information furnished in the accompanying consolidated financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim period presented.

Harris & Harris Group, Inc.® (the "Company," "us," "our" and "we"), is an internally managed venture capital company that has elected to operate as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). Certain information and disclosures normally included in the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted as permitted by Regulation S-X and Regulation S-K. Accordingly, they do not include all information and disclosures necessary for a fair presentation of our financial position, results of operations and cash flows in conformity with GAAP. The results of operations for any interim period are not necessarily indicative of the results for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

Investments, in portfolio securities at value:
Unaffiliated privately held companies (cost: $29,753,283 and $29,365,558, respectively)	$26,379,915	$24,949,756
Unaffiliated rights to milestone payments (adjusted cost basis: $3,291,750 and $3,291,750, respectively)	3,404,812	3,400,734
Unaffiliated publicly traded securities (cost: $5,854,604 and $5,070,447, respectively)	13,614,673	14,422,261
Non-controlled affiliated privately held companies (cost: $54,932,975 and $57,789,263, respectively)	61,546,927	60,792,397
Non-controlled affiliated publicly traded companies (cost: $0 and $2,000,000, respectively)	0	1,348,227
Controlled affiliated privately held companies (cost: $14,628,771 and $14,233,804, respectively)	2,917,174	3,088,816
Total, investments in private portfolio companies, rights to milestone payments and public securities at value (cost: $108,461,383 and $111,750,822, respectively)	$107,863,501	$108,002,191
Investments, in put options at value (cost: $5,637 and $0, respectively)	5,637	0
Investments, in U.S. Treasury obligations at value (cost: $13,999,531 and $13,996,136, respectively)	13,999,720	13,998,880
Cash	7,060,100	8,379,111
Restricted funds (Note 3)	10,020	10,015
Funds held in escrow from sales of investments at value (Note 3)	0	1,052,345
Receivable from sales of investments (Note 3)	273,361	0
Receivable from portfolio company	21,060	23,830
Interest receivable	26,960	49,068
Prepaid expenses	411,160	97,410
Other assets	374,484	377,400
Total assets	$130,046,003	$131,990,250

LIABILITIES & NET ASSETS

Accounts payable and accrued liabilities	$1,068,801	$1,262,202
Post retirement plan liabilities (Note 8)	800,939	1,876,447
Deferred rent	359,673	368,977
Written call options payable (premiums received:
$196,597 and $50,000, respectively) (Note 7)	63,737	42,500
Debt interest and other payable	3,750	3,350
Total liabilities	2,296,900	3,553,476

Net assets	$127,749,103	$128,436,774

Net assets are comprised of:
Preferred stock, $0.10 par value, 2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares authorized at 3/31/13 and 12/31/12; 32,945,621 issued at 3/31/13 and 12/31/12	329,456	329,456
Additional paid in capital (Note 9)	213,509,195	213,194,474
Accumulated net operating and realized loss	(83,276,984)	(77,943,238)
Accumulated unrealized (depreciation) appreciation of investments	(464,833)	(3,738,387)
Accumulated other comprehensive income (Note 8)	1,057,800	0
Treasury stock, at cost (1,828,740 shares at 3/31/13 and 12/31/12)	(3,405,531)	(3,405,531)

Net assets	$127,749,103	$128,436,774

Shares outstanding	31,116,881	31,116,881
Net asset value per outstanding share	$4.11	$4.13

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Investment income:
Interest from:
Unaffiliated companies	$74,995	$50,064
Non-controlled affiliated companies	15,305	42,812
Controlled affiliated companies	46,804	27,342
Cash and U.S. Treasury obligations and other	5,659	6,312
Miscellaneous income	42,327	34,360
Total investment income	185,090	160,890

Expenses:
Salaries, benefits and stock-based compensation (Notes 8 & 9)	1,317,685	1,389,391
Administration and operations	210,215	356,684
Professional fees	385,730	273,343
Rent (Note 3)	101,215	98,443
Directors' fees and expenses	72,470	95,826
Custody fees	13,793	10,855
Depreciation	13,724	13,953
Interest and other debt expense	5,831	11,776
Total expenses	2,120,663	2,250,271

Net operating loss	(1,935,573)	(2,089,381)

Net realized (loss) gain:
Realized (loss) gain from investments:
Unaffiliated companies	0	476,887
Non-controlled affiliated companies	(4,236,033)	27,616
Publicly traded companies	893,004	0
Written call options	23,948	165,000
Purchased put options	(57,082)	0
Realized (loss) gain from investments	(3,376,163)	669,503
Income tax expense (Note 10)	22,010	8,075
Net realized (loss) gain from investments	(3,398,173)	661,428

Net increase (decrease) in unrealized appreciation on investments:
Change as a result of investment sales	3,534,350	0
Change on investments held	(386,156)	7,220,971
Change on written call options	125,360	(212,835)
Net increase (decrease) in unrealized appreciation on investments	3,273,554	7,008,136

Net realized and unrealized (loss) gain on investments	(124,619)	7,669,564

Net (decrease) increase in net assets resulting from operations:

Total	$(2,060,192)	$5,580,183

Per average basic and diluted outstanding share	$(0.07)	$0.18

Average outstanding shares - basic	31,116,881	31,000,601

Average outstanding shares - diluted	31,116,881	31,006,926

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012

Net (decrease) increase resulting from operations	$(2,060,192)	$5,580,183

Other comprehensive income (loss):

Amendment to medical retirement plan	1,101,338	0
Amortization of prior service cost	(43,538)	0

Other comprehensive income	1,057,800	0

Comprehensive (loss) income	$(1,002,392)	$5,580,183

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012

Cash flows (used in) provided by operating activities:
Net (decrease) increase in net assets resulting from operations	$(2,060,192)	$5,580,183
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss (gain) and unrealized appreciation on investments	102,609	(7,677,639)
Depreciation of fixed assets, amortization of premium or discount on U.S. government securities, and bridge note interest	(58,495)	(56,603)
Stock-based compensation expense	314,721	447,824
Purchase of U.S. government securities	(13,999,456)	0
Sale of U.S. government securities	14,000,000	0
Purchase of affiliated portfolio companies	(2,063,170)	(2,985,307)
Purchase of unaffiliated portfolio companies	(452,540)	(820,473)
Principal payments received on debt investments	76,751	100,922
Proceeds from sale of investments and conversion of bridge notes	3,077,920	953,480
Proceeds from call option premiums	352,809	454,665
Payments for put and call option purchases	64,578	(159,000)

Changes in assets and liabilities:
Restricted funds	(5)	12,031
Receivable from sale of portfolio company	(148,729)	0
Receivable from portfolio company	2,770	9,711
Interest receivable	22,108	6,848
Prepaid expenses	(313,750)	65,113
Other assets	(9,418)	0
Post retirement plan liabilities	(17,708)	52,637
Accounts payable and accrued liabilities	(199,438)	11,079
Deferred rent	(9,304)	(7,681)
Other liabilities	400	2,548

Net cash used in operating activities	(1,317,539)	(4,009,662)

Cash flows from investing activities:
Purchase of fixed assets	(1,472)	(4,879)
Net cash used in investing activities	(1,472)	(4,879)

Net decrease in cash	(1,319,011)	(4,014,541)

Cash at beginning of the period	8,379,111	33,841,394
Cash at end of the period	$7,060,100	$29,826,853

Supplemental disclosures of cash flow information:
Income taxes paid	$22,010	$8,075
Interest paid	$0	$3,748

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended	Year Ended
	March 31, 2013	December 31, 2012
	(Unaudited)

Changes in net assets from operations:

Net operating loss	$(1,935,573)	$(8,803,343)
Net realized (loss) gain on investments	(3,398,173)	2,406,433
Net increase (decrease) in unrealized appreciation on investments as a result of sales	3,534,350	(1,427,730)
Net (decrease) increase in unrealized appreciation on investments held	(386,156)	(12,049,760)
Net increase (decrease) in unrealized appreciation on written call options	125,360	(112,500)

Net decrease in net assets resulting from operations	(2,060,192)	(19,986,900)

Changes in net assets from capital stock transactions:

Payment of employee withholding on net settlement of vested restricted stock awards	0	(203,676)
Stock-based compensation expense	314,721	2,928,943

Net increase in net assets resulting from capital stock transactions	314,721	2,725,267

Changes in net assets from accumulated other comprehensive income:

Other comprehensive income	1,057,800	0

Net increase in net assets resulting from accumulated other comprehensive income	1,057,800	0

Net decrease in net assets	(687,671)	(17,261,633)

Net Assets:

Beginning of the period	128,436,774	145,698,407

End of the period	$127,749,103	$128,436,774

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2013 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 34.0% of net assets at value

Private Placement Portfolio (Illiquid) (4) – 20.6% of net assets at value

Bridgelux, Inc. (7)(8)(10)		Energy
Manufacturing high-power light emitting diodes (LEDs) and arrays
Series B Convertible Preferred Stock	(M)		$1,000,000	1,861,504	$612,118
Series C Convertible Preferred Stock	(M)		1,352,196	2,130,699	700,638
Series D Convertible Preferred Stock	(M)		1,371,622	999,999	890,260
Series E Convertible Preferred Stock	(M)		672,599	440,334	564,345
Series E-1 Convertible Preferred Stock	(M)		534,482	399,579	408,042
Warrants for Series C Convertible Preferred Stock expiring 12/31/14	( I )		168,270	163,900	18,180
Warrants for Series D Convertible Preferred Stock expiring 8/26/14	( I )		88,531	124,999	37,891
Warrants for Series D Convertible Preferred Stock expiring 3/10/15	( I )		40,012	41,666	15,741
Warrants for Series E Convertible Preferred Stock expiring 12/31/17	( I )		93,969	170,823	155,571
Warrants for Common Stock expiring 6/1/16	( I )		72,668	132,100	4,677
Warrants for Common Stock expiring 10/21/18	( I )		18,816	84,846	5,343
			5,413,165		3,412,806

Cambrios Technologies Corporation (7)(9)(10)		Electronics
Developing nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock	(M)		1,294,025	1,294,025	700,454
Series C Convertible Preferred Stock	(M)		1,300,000	1,300,000	703,688
Series D Convertible Preferred Stock	(M)		515,756	515,756	870,338
Series D-2 Convertible Preferred Stock	(M)		92,400	92,400	86,625
Series D-4 Convertible Preferred Stock	(M)		216,168	216,168	202,658
			3,418,349		2,563,763

Cobalt Technologies, Inc. (7)(9)(11)		Energy
Developing processes for making bio-butanol through biomass fermentation
Series C-1 Convertible Preferred Stock	(M)		749,998	352,112	939,188
Series D-1 Convertible Preferred Stock	(M)		122,070	48,828	141,538
Series E-1 Convertible Preferred Stock	(M)		114,938	46,089	112,843
Warrants for Series E-1 Pref. Stock expiring on 10/9/22	( I )		2,781	1,407	3,119
Warrants for Series E-1 Pref. Stock expiring on 3/11/23	( I )		5,355	2,707	6,050
			995,142		1,202,738

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2013 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 34.0% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) – 20.6% of net assets at value (Cont.)

Ensemble Therapeutics Corporation (7)(9)(12)		Life Sciences
Developing DNA-Programmed ChemistryTM for the discovery of new classes of therapeutics
Series B Convertible Preferred Stock	(M)		$2,000,000	1,449,275	$0
Secured Convertible Bridge Note, 8%, acquired 9/11/08	(M)		341,486	$250,211	1,332,623
Secured Convertible Bridge Note, 8%, acquired 12/10/09	(M)		61,822	$48,868	255,399
Secured Convertible Bridge Note, 8%, acquired 1/25/12	(M)		119,792	$109,400	553,148
Secured Convertible Bridge Note, 8%, acquired 3/28/13	(M)		73,685	$73,598	365,222
			2,596,785		2,506,392

GEO Semiconductor Inc. (13)		Electronics
Developing programmable, high-performance video and geometry processing solutions
Participation Agreement with Montage Capital relating to the following assets:
Senior secured debt, 13.75%, maturing on 4/4/13	( I )		254,501	$344,751	344,405
Warrants for Series A Pref. Stock expiring on 9/17/17	( I )		66,684	100,000	83,044
Warrants for Series A-1 Pref. Stock expiring on 6/30/18	( I )		23,566	34,500	29,166
Loan and Security Agreement with GEO Semiconductor relating to the following assets:
Subordinated secured debt, 15.75%, maturing on 4/5/13	( I )		109,942	$125,000	129,500
Warrants for Series A Pref. Stock expiring on 3/1/18	( I )		7,512	10,000	8,035
Warrants for Series A-1 Pref. Stock expiring on 6/29/18	( I )		7,546	10,000	8,060
			469,751		602,210

Mersana Therapeutics, Inc. (7)(9)(14)		Life Sciences
Developing treatments for cancer based on novel drug delivery polymers
Series A-1 Convertible Preferred Stock	(M)		316,453	294,019	316,453
Common Stock	(M)		3,875,395	350,539	108,667
			4,191,848		425,120

Molecular Imprints, Inc. (7)(10)(15)		Electronics
Manufacturing nanoimprint lithography capital equipment
Series B Convertible Preferred Stock	(M)		2,000,000	1,333,333	1,789,108
Series C Convertible Preferred Stock	(M)		2,406,595	1,285,071	2,138,498
Non-Convertible Bridge Note	( I )		0	$0	3,033,338
			4,406,595		6,960,944

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2013 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 34.0% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) – 20.6% of net assets at value (Cont.)

Nanosys, Inc. (7)		Energy
Developing inorganic nanowires and quantum dots for use in LED-backlit devices
Series C Convertible Preferred Stock	(M)		$1,500,000	803,428	$185,646
Series D Convertible Preferred Stock	(M)		3,000,003	1,016,950	2,814,923
Series E Convertible Preferred Stock	(M)		496,573	433,688	698,907
Unsecured Convertible Bridge Note, 4%, acquired 7/16/12	(M)		45,065	$43,821	249,521
			5,041,641		3,948,997

Nano Terra, Inc. (9)		Energy
Developing surface chemistry and nano-manufacturing solutions
Senior secured debt, 12.0%, maturing on 12/1/15	( I )		918,896	$954,299	931,900
Warrants for Series A-2 Pref. Stock expiring on 2/22/21	( I )		69,168	446,248	65,571
Warrants for Series C Pref. Stock expiring on 11/15/22	( I )		35,403	241,662	35,291
			1,023,467		1,032,762

Nantero, Inc. (7)(9)(10)		Electronics
Developing a high-density, nonvolatile, random access memory chip, enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		489,999	345,070	1,349,224
Series B Convertible Preferred Stock	(M)		323,000	207,051	809,569
Series C Convertible Preferred Stock	(M)		571,329	188,315	736,312
Series D Convertible Preferred Stock	(M)		139,075	35,569	139,075
			1,523,403		3,034,180

OHSO Clean, Inc. (16)		Life Sciences
Developing natural, hypoallergenic household cleaning products enabled by nanotechnology- enabled formulations of thyme oil
Participation Agreement with Montage Capital relating to the following assets:
Senior secured debt, 13.00%, maturing on 3/31/15	( I )		581,395	$683,200	622,400
Warrants for Series C Pref. Stock expiring on 3/30/22	( I )		91,742	1,109,333	67,603
			673,137		690,003

Total Unaffiliated Private Placement Portfolio (cost: $29,753,283)					$26,379,915

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2013 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Rights to Milestone Payments (Illiquid) (5) – 2.7% of net assets at value

Amgen, Inc. (7)(10)		Life Sciences
Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	( I )		$3,291,750	$3,291,750	$3,404,812

Laird Technologies, Inc. (7)(10)		Energy
Rights to Milestone Payments from Merger & Acquisition of Nextreme Thermal Solutions, Inc.	( I )		0	0	0

Total Unaffiliated Rights to Milestone Payments (cost: $3,291,750)					$3,404,812

Publicly Traded Portfolio (6) – 10.7% of net assets at value

Solazyme, Inc. (10)(17)		Energy
Developing algal biodiesel, industrial chemicals and specialty ingredients using synthetic biology
Common Stock	(M)		$3,654,604	1,546,490	$12,062,622

Champions Oncology, Inc. (10)(18)		Life Sciences
Developing its TumorGraftTM platform for personalized medicine and drug development
Common Stock	(M)		2,199,600	3,293,190	1,551,880
Warrants for Common Stock expiring 1/29/18	( I )		400	40,000	171
			2,200,000		1,552,051

Total Unaffiliated Publicly Traded Portfolio (cost: $5,854,604)					$13,614,673

Total Investments in Unaffiliated Companies (cost: $38,899,637)					$43,399,400

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2013 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 48.2% of net assets at value

Private Placement Portfolio (Illiquid) (19) – 48.2% of net assets at value

ABSMaterials, Inc. (7)(9)		Energy
Developing nano-structured absorbent materials for environmental remediation
Series A Convertible Preferred Stock	(M)		$435,000	390,000	$87,119
Unsecured Convertible Bridge Note, 8%, acquired 10/1/12	(M)		207,978	$200,000	212,612
			642,978		299,731

Adesto Technologies Corporation (7)(9)		Electronics
Developing low-power, high-performance memory devices
Series A Convertible Preferred Stock	(M)		2,200,000	6,547,619	4,474,625
Series B Convertible Preferred Stock	(M)		2,200,000	5,952,381	4,117,841
Series C Convertible Preferred Stock	(M)		1,485,531	2,122,187	1,643,416
Series D Convertible Preferred Stock	(M)		1,393,147	1,466,470	1,227,285
Subordinated Convertible Bridge Note, 8%, acquired 1/17/13	(M)		682,970	$672,070	682,970
			7,961,648		12,146,137

AgBiome, LLC (formerly AgInnovation, LLC) (7)(9)(10)(20)		Life Sciences
Providing early stage research and discovery for agriculture and utilizing the crop microbiome to identify products that reduce risk and improve yield
Series A-1 Convertible Preferred Stock	(M)		2,000,000	2,000,000	2,500,000

Contour Energy Systems, Inc. (7)(9)(10)		Energy
Developing batteries using nano-structured materials
Series A Convertible Preferred Stock	(M)		2,009,995	2,565,798	953,703
Series B Convertible Preferred Stock	(M)		1,300,000	812,500	554,429
Series C Convertible Preferred Stock	(M)		1,200,000	1,148,325	1,050,000
			4,509,995		2,558,132

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2013 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 48.2% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (19) – 48.2% of net assets at value (Cont.)

D-Wave Systems, Inc. (7)(9)(21)		Electronics
Developing high-performance quantum computing systems
Series 1 Class B Convertible Preferred Stock	(M)		$1,002,074	1,144,869	$1,462,914
Series 1 Class C Convertible Preferred Stock	(M)		487,804	450,450	575,585
Series 1 Class D Convertible Preferred Stock	(M)		748,473	855,131	1,092,686
Series 1 Class E Convertible Preferred Stock	(M)		248,049	269,280	344,086
Series 1 Class F Convertible Preferred Stock	(M)		238,323	258,721	330,594
Series 2 Class D Convertible Preferred Stock	(M)		736,019	678,264	866,686
Series 2 Class E Convertible Preferred Stock	(M)		659,493	513,900	656,662
Series 2 Class F Convertible Preferred Stock	(M)		633,631	493,747	630,909
Warrants for Common Stock expiring 6/30/15	( I )		98,644	153,890	34,605
			4,852,510		5,994,727

Enumeral Biomedical Corp. (7)(9)(10)		Life Sciences
Developing therapeutics and diagnostics through functional assaying of single cells
Series A Convertible Preferred Stock	(M)		1,026,832	957,038	1,478,450
Series A-1 Convertible Preferred Stock	(M)		750,000	576,923	836,538
			1,776,832		2,314,988

HzO, Inc. (7)(9)		Electronics
Developing novel industrial coatings that protect electronics against damage from liquids
Series A Convertible Preferred Stock	(M)		666,667	4,057,294	1,027,713
Series B Convertible Preferred Stock	(M)		2,000,000	7,895,776	2,000,000
Secured Convertible Bridge Note, 8%, acquired 3/26/13	(M)		350,460	$350,000	389,400
			3,017,127		3,417,113

Kovio, Inc. (7)(9)(10)		Electronics
Developing semiconductor products using printed electronics and thin-film technologies
Series A' Convertible Preferred Stock	(M)		5,242,993	2,160,000	359,321
Series B' Convertible Preferred Stock	(M)		2,006,540	3,015,493	1,362,591
			7,249,533		1,721,912

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2013 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 48.2% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (19) – 48.2% of net assets at value (Cont.)

Metabolon, Inc. (7)(10)		Life Sciences
Developing service and diagnostic products through the use of a metabolomics, or biochemical, profiling platform
Series B Convertible Preferred Stock	(M)		$2,500,000	371,739	$1,951,723
Series B-1 Convertible Preferred Stock	(M)		706,214	148,696	780,689
Series C Convertible Preferred Stock	(M)		1,000,000	1,000,000	1,794,510
Series D Convertible Preferred Stock	(M)		1,499,999	835,882	1,499,999
Warrants for Series B-1 Convertible Preferred Stock expiring 3/25/15	( I )		293,786	74,348	54,872
			5,999,999		6,081,793

OpGen, Inc. (7)(10)		Life Sciences
Developing tools for genomic sequence assembly and analysis
Series C Convertible Preferred Stock	(M)		3,260,000	23,623,188	2,445,000

Produced Water Absorbents, Inc. (7)(9)(10)		Energy
Developing nano-structured absorbent materials for environmental remediation of contaminated water in the oil and gas industries
Series A Convertible Preferred Stock	(M)		1,000,000	1,000,000	250,000

Senova Systems, Inc. (7)(9)(10)		Life Sciences
Developing next-generation sensors to measure pH
Series B Convertible Preferred Stock	(M)		1,218,462	1,350,000	270,000
Warrants for Series B Preferred Stock expiring 10/15/17	( I )		131,538	164,423	32,868
			1,350,000		302,868

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2013 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 48.2% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (19) – 48.2% of net assets at value (Cont.)

SiOnyx, Inc. (7)(9)(10)		Electronics
Developing silicon-based optoelectronic products enabled by its proprietary Black Silicon
Series A Convertible Preferred Stock	(M)		$750,000	233,499	$160,367
Series A-1 Convertible Preferred Stock	(M)		890,000	2,966,667	2,037,507
Series A-2 Convertible Preferred Stock	(M)		2,445,000	4,207,537	2,889,736
Series B-1 Convertible Preferred Stock	(M)		1,169,561	1,892,836	1,300,000
Series C Convertible Preferred Stock	(M)		1,171,316	1,674,030	1,255,523
Warrants for Series B-1 Convertible Preferred Stock expiring 2/23/17	( I )		130,439	247,350	35,842
Warrants for Common Stock expiring 3/28/17	( I )		84,207	418,507	22,958
			6,640,523		7,701,933

Ultora, Inc. (7)(9)		Energy
Developing energy-storage devices enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		671,830	671,830	671,830

Xradia, Inc. (7)(10)		Electronics
Designing, manufacturing and selling ultra-high resolution 3D x-ray microscopes and fluorescence imaging systems
Series D Convertible Preferred Stock	(M)		4,000,000	3,121,099	13,140,763

Total Non-Controlled Private Placement Portfolio (cost: $54,932,975)					$61,546,927

Total Investments in Non-Controlled Affiliated Companies (cost: $54,932,975)					$61,546,927

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2013 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Controlled Affiliated Companies (3) – 2.3% of net assets at value

Private Placement Portfolio (Illiquid) (22) – 2.3% of net assets at value

Ancora Pharmaceuticals Inc. (7)(9)		Life Sciences
Developing synthetic carbohydrates for pharmaceutical applications
Common Stock	( I )		$2,729,817	57,463	$0
Series A' Convertible Preferred Stock	( I )		4,855,627	4,855,627	0
Senior Secured Debt, 12.00%, maturing on 12/11/13	( I )		456,894	$500,000	456,250
Secured Convertible Bridge Note, 8%, acquired 1/23/13	(M)		355,216	$350,000	37,004
			8,397,554		493,254

Laser Light Engines, Inc. (7)(9)		Energy
Manufacturing solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	(M)		2,000,000	7,499,062	0
Series B Convertible Preferred Stock	(M)		3,095,802	13,571,848	1,288,505
Secured Convertible Bridge Note, 12%, acquired 10/7/11	(M)		235,638	$200,000	235,638
Secured Convertible Bridge Note, 12%, acquired 11/17/11	(M)		111,407	$95,652	111,407
Secured Convertible Bridge Note, 12%, acquired 12/21/11	(M)		95,292	$82,609	95,292
Secured Convertible Bridge Note, 12%, acquired 3/5/12	(M)		490,818	$434,784	490,818
Secured Convertible Bridge Note, 12%, acquired 7/26/12	(M)		202,260	$186,955	202,260
			6,231,217		2,423,920

Total Controlled Private Placement Portfolio (cost: $14,628,771)					$2,917,174

Total Investments in Controlled Affiliated Companies (cost: $14,628,771)					$2,917,174

Total Private Placement and Publicly Traded Portfolio (cost: $108,461,383)					$107,863,501

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2013 (Unaudited)

	Method of	Number of
	Valuation (1)	Contracts	Value

Purchased Put Options (23) – 0.0% of net assets at value

Solazyme, Inc. — Strike Price $7.50, April 20, 2013	(M)	(200)	$5,637

Total Purchased Put Options (Cost: $5,637)			$5,637

	Method of		Shares/
	Valuation (1)	Cost	Principal	Value

U.S. Government Securities (24) – 10.9% of net assets at value

U.S. Treasury Bill — due date 04/25/13	(M)	$13,999,531	$14,000,000	$13,999,720

Total Investments in U.S. Government Securities (cost: $13,999,531)				$13,999,720

Total Investments (cost: $122,466,551)				$121,868,858

	Method of	Number of
	Valuation (1)	Contracts	Value

Written Call Options (23) – (0.05)% of net assets at value

Solazyme, Inc. — Strike Price $7.50, April 20, 2013	(M)	200	(9,737)
Solazyme, Inc. — Strike Price $10.00, June 22, 2013	(M)	5,400	(54,000)

Total Written Call Options (Premiums Received $196,597)			$(63,737)

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2013 (Unaudited)

Notes to Consolidated Schedule of Investments

(1)	See "Footnote to Consolidated Schedule of Investments" on page 33 for a description of the "Valuation Procedures."

(2)	We classify "Energy" companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials using nanotechnology-enabled solutions. We classify "Electronics" companies as those that use nanotechnology to address problems in electronics-related industries, including semiconductors. We classify "Life Sciences" companies as those that address problems in life sciences-related industries, including biotechnology, agriculture, advanced materials and chemicals, healthcare, bioprocessing, water, industrial biotechnology, food, nutrition and energy.

(3)	Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own five percent or more, but less than 25 percent, of the voting shares of the portfolio company, or where we hold one or more seats on the portfolio company’s Board of Directors but do not control the company. Investments in controlled affiliated companies consist of investments in which we own 25 percent or more of the voting shares of the portfolio company or otherwise control the company.

(4)	The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $29,753,283. The gross unrealized appreciation based on the tax cost for these securities is $4,431,342. The gross unrealized depreciation based on the tax cost for these securities is $7,804,710.

(5)	The aggregate cost for federal income tax purposes of investments in unaffiliated rights to milestone payments is $3,291,750. The gross unrealized appreciation based on the tax cost for these securities is $113,062. The gross unrealized depreciation based on the tax cost for these securities is $0.

(6)	The aggregate cost for federal income tax purposes of investments in unaffiliated publicly traded companies is $5,854,604. The gross unrealized appreciation based on the tax cost for these securities is $8,408,018. The gross unrealized depreciation based on the tax cost for these securities is $647,949.

(7)	We are subject to legal restrictions on the sale of our investment(s) in this company.

(8)	With the conversion of our bridge note into shares of Series E-1 Preferred Stock, we received a warrant to purchase shares of common stock at $0.25 per share. The number of shares is determined by certain financial targets for 2012 set upon receipt of the audited financial statements for 2012. These financial statements have not yet been issued, and, therefore, the warrant remains contingent as of March 31, 2013.

(9)	These investments are development-stage companies. A development-stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations, or it has commenced such operations but has not realized significant revenue from them.

(10)	Represents a non-income producing security. Investments that have not paid dividends or interest within the last 12 months are considered to be non-income producing.

(11)	Cobalt Technologies, Inc., also does business as Cobalt Biofuels.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2013 (Unaudited)

(12)	With our investments in convertible bridge notes issued by Ensemble Therapeutics Corporation, we received warrants to purchase a number of shares of the class of stock sold in the next financing of Ensemble Therapeutics Corporation equal to $241,038 divided by the price per share of the class of stock sold in the next financing of Ensemble Therapeutics Corporation. The ability to exercise these warrants is, therefore, contingent on Ensemble Therapeutics Corporation completing successfully a subsequent round of financing. These warrants shall expire and no longer be exercisable on dates ranging from September 10, 2015, through March 28, 2020. The cost basis of these warrants is $144.85.

(13)	The outstanding loans were repaid in full on April 4 and 5, 2013. We continue to own warrants to purchase Series A and Series A-1 Preferred Stock of GEO Semiconductor, Inc.

(14)	With our investment in the Mersana Therapeutics, Inc., Series A-1 financing, we received a warrant to purchase 277,760 shares of Series A-2 Convertible Preferred Stock. The ability to exercise the warrant is contingent upon Mersana's achievement of certain milestones. Mersana has not achieved those milestones as of March 31, 2013, and, therefore, this warrant is a contingent asset as of that date. The warrant will expire on July 27, 2022.

(15)	As part of a loan the Company made to Molecular Imprints in the second quarter of 2011, we received a liquidation preference payable upon a sale of the company equal to three times the principal of the loan, or $4,044,450. This preference is senior to the preferences of the outstanding preferred stock. While the loan has since been repaid, this liquidation preference remains outstanding as of March 31, 2013.

(16)	OHSO Clean, Inc. also does business as CleanWell Company.

(17)	A portion of this security is held in connection with written call option contracts: 560,000 shares, having a fair value of $4,368,000, have been pledged to brokers.

(18)	As of March 31, 2013, we owned a total of 3,293,190 shares of Champions Oncology, Inc.; 626,523 of these shares are subject to legal restrictions on their sale. Our remaining 2,666,667 shares of common stock of Champions are not subject to legal restrictions on their sale.

(19)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated privately held companies is $54,932,975. The gross unrealized appreciation based on the tax cost for these securities is $17,048,815. The gross unrealized depreciation based on the tax cost for these securities is $10,434,863.

(20)	On January 29, 2013, AgInnovation, LLC, changed its name to AgBiome, LLC.

(21)	D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave Systems, Inc., through Parallel Universes, Inc., a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. See "Note 3. Summary of Significant Accounting Policies."

(22)	The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $14,628,771. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $11,711,597.

(23)	Initial investment was made in 2013.

(24)	The aggregate cost for federal income tax purposes of our U.S. government securities is $13,999,531. The gross unrealized appreciation on the tax cost for these securities is $189. The gross unrealized depreciation on the tax cost of these securities is $0.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Primary	Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 33.3% of net assets at value

Private Placement Portfolio (Illiquid) (4) – 19.4% of net assets at value

Bridgelux, Inc. (7)(8)		Energy
Manufacturing high-power light emitting diodes (LEDs) and arrays
Series B Convertible Preferred Stock	(M)		$1,000,000	1,861,504	$426,744
Series C Convertible Preferred Stock	(M)		1,352,196	2,130,699	488,456
Series D Convertible Preferred Stock	(M)		1,371,622	999,999	356,865
Series E Convertible Preferred Stock	(M)		672,599	440,334	520,495
Series E-1 Convertible Preferred Stock	(M)		534,482	399,579	368,251
Warrants for Series C Convertible Preferred Stock expiring 12/31/14	( I )		168,270	163,900	11,210
Warrants for Series D Convertible Preferred Stock expiring 8/26/14	( I )		88,531	124,999	8,295
Warrants for Series D Convertible Preferred Stock expiring 3/10/15	( I )		40,012	41,666	3,976
Warrants for Series E Convertible Preferred Stock expiring 12/31/17	( I )		93,969	170,823	144,181
Warrants for Common Stock expiring 6/1/16	( I )		72,668	132,100	3,308
Warrants for Common Stock expiring 10/21/18	( I )		18,816	84,846	3,800
			5,413,165		2,335,581

Cambrios Technologies Corporation (7)(9)(10)		Electronics
Developing nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock	(M)		1,294,025	1,294,025	700,454
Series C Convertible Preferred Stock	(M)		1,300,000	1,300,000	703,688
Series D Convertible Preferred Stock	(M)		515,756	515,756	870,338
Series D-2 Convertible Preferred Stock	(M)		92,400	92,400	86,625
Series D-4 Convertible Preferred Stock	(M)		216,168	216,168	202,658
			3,418,349		2,563,763

Cobalt Technologies, Inc. (7)(9)(11)		Energy
Developing processes for making bio- butanol through biomass fermentation
Series C-1 Convertible Preferred Stock	(M)		749,998	352,112	933,802
Series D-1 Convertible Preferred Stock	(M)		122,070	48,828	140,664
Series E-1 Convertible Preferred Stock	(M)		42,328	16,890	41,143
Secured Convertible Bridge Note, 10%, acquired 5/25/12	(M)		47,828	$45,097	47,828
Warrants for Series E-1 Pref. Stock expiring on 10/9/22	( I )		2,781	1,407	3,116
			965,005		1,166,553

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 33.3% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) – 19.4% of net assets at value (Cont.)

Ensemble Therapeutics Corporation (7)(9)(12)		Life Sciences
Developing DNA-Programmed ChemistryTM for the discovery of new classes of therapeutics
Series B Convertible Preferred Stock	(M)		$2,000,000	1,449,275	$0
Secured Convertible Bridge Note, 8%, acquired 9/11/08	(M)		336,550	$250,211	1,563,344
Secured Convertible Bridge Note, 8%, acquired 12/10/09	(M)		60,858	$48,868	300,461
Secured Convertible Bridge Note, 8%, acquired 1/25/12	(M)		117,634	$109,400	654,027
			2,515,042		2,517,832

GEO Semiconductor Inc. (13)		Electronics
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
Developing natural, hypoallergenic household cleaning products enabled by nanotechnology- enabled formulations of thyme oil Participation Agreement with Montage Capital relating to the following assets:
Senior secured debt, 13.00%, maturing on 3/31/15	( I )		580,025	$683,200	615,750
Warrants for Series C Pref. Stock expiring on 3/30/22	( I )		91,742	1,109,333	66,759
			671,767		682,509

Total Unaffiliated Private Placement Portfolio (cost: $29,365,558)					$24,949,756

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Rights to Milestone Payments (Illiquid) (5) – 2.7% of net assets at value

Amgen, Inc. (7)(10)		Life Sciences
Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	( I )		$3,291,750	$3,291,750	$3,400,734

Total Unaffiliated Rights to Milestone Payments (cost: $3,291,750)					$3,400,734

Publicly Traded Portfolio (6) – 11.2% of net assets at value

NeoPhotonics Corporation (10)(18)		Electronics
Developing and manufacturing optical devices and components
Common Stock	(M)		$821,971	50,807	$291,632

Solazyme, Inc. (10)(19)		Energy
Developing algal biodiesel, industrial chemicals and specialty ingredients using synthetic biology
Common Stock	(M)		4,248,476	1,797,790	14,130,629

Total Unaffiliated Publicly Traded Portfolio (cost: $5,070,447)					$14,422,261

Total Investments in Unaffiliated Companies (cost: $37,727,755)					$42,772,751

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 48.4% of net assets at value

Private Placement Portfolio (Illiquid) (20) – 47.3% of net assets at value

ABSMaterials, Inc. (7)(9)		Energy
Developing nano-structured absorbent materials for environmental remediation
Series A Convertible Preferred Stock	(M)		$435,000	390,000	$97,871
Secured Convertible Bridge Note, 8%, acquired 10/1/12	(M)		204,033	$200,000	232,080
			639,033		329,951

Adesto Technologies Corporation (7)(9)(10)		Electronics
Developing low-power, high-performance memory devices
Series A Convertible Preferred Stock	(M)		2,200,000	6,547,619	4,474,625
Series B Convertible Preferred Stock	(M)		2,200,000	5,952,381	4,117,841
Series C Convertible Preferred Stock	(M)		1,485,531	2,122,187	1,643,416
Series D Convertible Preferred Stock	(M)		1,393,147	1,466,470	1,227,285
			7,278,678		11,463,167

AgBiome, LLC (formerly AgInnovation, LLC) (7)(9)(10)(16)(21)		Life Sciences
Providing early stage research and discovery for agriculture and utilizing the crop microbiome to identify products that reduce risk and improve yield
Series A-1 Convertible Preferred Stock	(M)		2,000,000	2,000,000	2,000,000

Contour Energy Systems, Inc. (7)(9)(10)		Energy
Developing batteries using nano-structured materials
Series A Convertible Preferred Stock	(M)		2,009,995	2,565,798	1,703,814
Series B Convertible Preferred Stock	(M)		1,300,000	812,500	1,008,380
Series C Convertible Preferred Stock	(M)		1,200,000	1,148,325	1,125,002
			4,509,995		3,837,196

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 48.4% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (20) – 47.3% of net assets at value (Cont.)

D-Wave Systems, Inc. (7)(9)(22)		Electronics
Developing high-performance quantum computing systems
Series 1 Class B Convertible Preferred Stock	(M)		$1,002,074	1,144,869	$1,493,024
Series 1 Class C Convertible Preferred Stock	(M)		487,804	450,450	587,432
Series 1 Class D Convertible Preferred Stock	(M)		748,473	855,131	1,115,176
Series 1 Class E Convertible Preferred Stock	(M)		248,049	269,280	351,168
Series 1 Class F Convertible Preferred Stock	(M)		238,323	258,721	337,398
Series 2 Class D Convertible Preferred Stock	(M)		736,019	678,264	884,524
Series 2 Class E Convertible Preferred Stock	(M)		409,032	317,746	414,372
Series 2 Class F Convertible Preferred Stock	(M)		392,993	305,286	398,124
Warrants for Common Stock expiring 6/30/15	( I )		98,644	153,890	40,103
			4,361,411		5,621,321

Enumeral Biomedical Corp. (7)(9)(10)		Life Sciences
Developing therapeutics and diagnostics through functional assaying of single cells
Series A Convertible Preferred Stock	(M)		1,026,832	957,038	1,325,507
Series A-1 Convertible Preferred Stock	(M)		750,000	576,923	750,000
			1,776,832		2,075,507

HzO, Inc. (7)(9)(10)		Electronics
Developing novel industrial coatings that protect electronics against damage from liquids
Series A Convertible Preferred Stock	(M)		666,667	4,057,294	760,227
Series B Convertible Preferred Stock	(M)		2,000,000	7,895,776	1,737,366
			2,666,667		2,497,593

Kovio, Inc. (7)(9)(10)		Electronics
Developing semiconductor products using printed electronics and thin-film technologies
Series A' Convertible Preferred Stock	(M)		5,242,993	2,160,000	359,321
Series B' Convertible Preferred Stock	(M)		2,006,540	3,015,493	1,362,591
			7,249,533		1,721,912

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 48.4% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (20) – 47.3% of net assets at value (Cont.)

Metabolon, Inc. (7)(10)		Life Sciences
Developing service and diagnostic products through the use of a metabolomics, or biochemical, profiling platform
Series B Convertible Preferred Stock	(M)		$2,500,000	371,739	$1,951,723
Series B-1 Convertible Preferred Stock	(M)		706,214	148,696	780,689
Series C Convertible Preferred Stock	(M)		1,000,000	1,000,000	1,794,510
Series D Convertible Preferred Stock	(M)		1,499,999	835,882	1,499,999
Warrants for Series B-1 Convertible Preferred Stock expiring 3/25/15	( I )		293,786	74,348	71,164
			5,999,999		6,098,085

Nextreme Thermal Solutions, Inc. (7)(9)(10)(23)		Energy
Developed thin-film thermoelectric devices for cooling and energy conversion
Common Stock	(M)		4,384,762	8,080,153	0

OpGen, Inc. (7)(10)(16)		Life Sciences
Developing tools for genomic sequence assembly and analysis
Series C Convertible Preferred Stock	(M)		3,260,000	23,623,188	3,260,000

Produced Water Absorbents, Inc. (7)(9)(10)		Energy
Developing nano-structured absorbent materials for environmental remediation of contaminated water in the oil and gas industries
Series A Convertible Preferred Stock	(M)		1,000,000	1,000,000	278,170

Senova Systems, Inc. (7)(9)(10)		Life Sciences
Developing next-generation sensors to measure pH
Series B Convertible Preferred Stock	(M)		1,218,462	1,350,000	810,000
Warrants for Series B Preferred Stock expiring 10/15/17	( I )		131,538	164,423	98,637
			1,350,000		908,637

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 48.4% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (20) – 47.3% of net assets at value (Cont.)

SiOnyx, Inc. (7)(9)(10)		Electronics
Developing silicon-based optoelectronic products enabled by its proprietary Black Silicon
Series A Convertible Preferred Stock	(M)		$750,000	233,499	$160,367
Series A-1 Convertible Preferred Stock	(M)		890,000	2,966,667	2,037,507
Series A-2 Convertible Preferred Stock	(M)		2,445,000	4,207,537	2,889,736
Series B-1 Convertible Preferred Stock	(M)		1,169,561	1,892,836	1,300,000
Series C Convertible Preferred Stock	(M)		1,171,316	1,674,030	1,255,523
Warrants for Series B-1 Convertible Preferred Stock expiring 2/23/17	( I )		130,439	247,350	50,113
Warrants for Common Stock expiring 3/28/17	( I )		84,207	418,507	32,098
			6,640,523		7,725,344

Ultora, Inc. (7)(9)		Energy
Developing energy-storage devices enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		671,830	671,830	671,830

Xradia, Inc. (7)(10)		Electronics
Designing, manufacturing and selling ultra-high resolution 3D x-ray microscopes and fluorescence imaging systems
Series D Convertible Preferred Stock	(M)		4,000,000	3,121,099	12,303,684

Total Non-Controlled Private Placement Portfolio (cost: $57,789,263)					$60,792,397

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 48.4% of net assets at value (Cont.)

Publicly Traded Portfolio (Illiquid) (24) – 1.1% of net assets at value

Champions Oncology, Inc. (10)		Life Sciences
Developing its TumorGraftTM platform for personalized medicine and drug development
Common Stock	(M)		$2,000,000	2,666,667	$1,348,227

Total Non-Controlled Affiliated Publicly Traded Portfolio (cost: $2,000,000)					$1,348,227

Total Investments in Non-Controlled Affiliated Companies (cost: $59,789,263)					$62,140,624

Investments in Controlled Affiliated Companies (3)(25) – 2.4% of net assets at value

Private Placement Portfolio (Illiquid) – 2.4% of net assets at value

Ancora Pharmaceuticals Inc. (7)(9)		Life Sciences
Developing synthetic carbohydrates for pharmaceutical applications
Common Stock	( I )		$2,729,817	57,463	$0
Series A' Convertible Preferred Stock	( I )		4,855,627	4,855,627	521,494
Senior Secured Debt, 12.00%, maturing on 12/11/13	( I )		446,731	$500,000	453,270
			8,032,175		974,764

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Controlled Affiliated Companies (3)(25) – 2.4% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 2.4% of net assets at value (Cont.)

Laser Light Engines, Inc. (7)(9)		Energy
Manufacturing solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	(M)		$2,000,000	7,499,062	$0
Series B Convertible Preferred Stock	(M)		3,095,802	13,571,848	1,008,225
Secured Convertible Bridge Note, 12%, acquired 10/7/11	(M)		229,721	$200,000	229,721
Secured Convertible Bridge Note, 12%, acquired 11/17/11	(M)		108,577	$95,652	108,577
Secured Convertible Bridge Note, 12%, acquired 12/21/11	(M)		92,848	$82,609	92,848
Secured Convertible Bridge Note, 12%, acquired 3/5/12	(M)		477,953	$434,784	477,953
Secured Convertible Bridge Note, 12%, acquired 7/26/12	(M)		196,728	$186,955	196,728
			6,201,629		2,114,052

Total Controlled Private Placement Portfolio (cost: $14,233,804)					$3,088,816

Total Investments in Controlled Affiliated Companies (cost: $14,233,804)					$3,088,816

Total Private Placement and Publicly Traded Portfolio (cost: $111,750,822)					$108,002,191

	Method of		Shares/
	Valuation (1)	Cost	Principal	Value

U.S. Government Securities (26) – 10.9% of net assets at value

U.S. Treasury Bill — due date 03/28/13	(M)	$13,996,136	$14,000,000	$13,998,880

Total Investments in U.S. Government Securities (cost: $13,996,136)				$13,998,880

Total Investments (cost: $125,746,958)				$122,001,071

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Number of
	Valuation (1)	Contracts	Value

Written Call Options (16) – (0.03)% of net assets at value

Solazyme, Inc. — Strike Price $10.00, March 16, 2013	(M)	1,500	(37,500)
NeoPhotonics Corporation — Strike Price $7.50, February 16, 2013	(M)	500	(5,000)

Total Written Call Options (Premiums Received $50,000)			$(42,500)

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

Notes to Consolidated Schedule of Investments

(1)	See "Footnote to Consolidated Schedule of Investments" on page 33 for a description of the "Valuation Procedures."

(2)	We classify "Energy" companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials using nanotechnology-enabled solutions. We classify "Electronics" companies as those that use nanotechnology to address problems in electronics-related industries, including semiconductors. In the fourth quarter of 2012, we renamed the industry classification "Healthcare" to "Life Sciences." We classify "Life Sciences" companies as those that address problems in life sciences-related industries, including biotechnology, agriculture, advanced materials and chemicals, healthcare, bioprocessing, water, industrial biotechnology, food, nutrition and energy.

(3)	Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own five percent or more, but less than 25 percent, of the voting shares of the portfolio company, or where we hold one or more seats on the portfolio company’s Board of Directors but do not control the company. Investments in controlled affiliated companies consist of investments in which we own 25 percent or more of the voting shares of the portfolio company or otherwise control the company.

(4)	The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $29,365,558. The gross unrealized appreciation based on the tax cost for these securities is $4,376,000. The gross unrealized depreciation based on the tax cost for these securities is $8,791,802.

(5)	The aggregate cost for federal income tax purposes of investments in unaffiliated rights to milestone payments is $3,291,750. The gross unrealized appreciation based on the tax cost for these securities is $108,984. The gross unrealized depreciation based on the tax cost for these securities is $0.

(6)	The aggregate cost for federal income tax purposes of investments in unaffiliated publicly traded companies is $5,070,447. The gross unrealized appreciation based on the tax cost for these securities is $9,882,153. The gross unrealized depreciation based on the tax cost for these securities is $530,339.

(7)	We are subject to legal restrictions on the sale of our investment(s) in this company.

(8)	With the conversion of our bridge note into shares of Series E-1 Preferred Stock, we received a warrant to purchase shares of common stock at $0.25 per share. The number of shares is determined by certain financial targets for 2012 set upon receipt of the audited financial statements for 2012. These financial statements have not yet been issued, and, therefore, the warrant remains contingent as of December 31, 2012.

(9)	These investments are development-stage companies. A development-stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations, or it has commenced such operations but has not realized significant revenue from them.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

(10)	Represents a non-income producing security. Investments that have not paid dividends or interest within the last 12 months are considered to be non-income producing.

(11)	Cobalt Technologies, Inc., also does business as Cobalt Biofuels.

(12)	With our investment in a convertible bridge note issued by Ensemble Therapeutics Corporation, we received a warrant to purchase a number of shares of the class of stock sold in the next financing of Ensemble Therapeutics Corporation equal to $149,540 divided by the price per share of the class of stock sold in the next financing of Ensemble Therapeutics Corporation. The ability to exercise this warrant is, therefore, contingent on Ensemble Therapeutics Corporation completing successfully a subsequent round of financing. This warrant shall expire and no longer be exercisable on September 10, 2015. The cost basis of this warrant is $89.86.

(13)	The outstanding loans with maturity dates of 1/15/13 were not repaid as of that date. The maturity dates of these loans are expected to be extended to at least 6/30/13. GEO Semiconductor continues to pay principal and interest, as applicable, on each loan based on the terms negotiated as of December 31, 2012.

(14)	With our investment in the Mersana Therapeutics, Inc., Series A-1 financing, we received a warrant to purchase 277,760 shares of Series A-2 Convertible Preferred Stock. The ability to exercise the warrant is contingent upon Mersana's achievement of certain milestones. Mersana has not achieved those milestones as of December 31, 2012, and, therefore, this warrant is a contingent asset as of that date. The warrant will expire on July 27, 2022.

(15)	As part of a loan the Company made to Molecular Imprints in the second quarter of 2011, we received a liquidation preference payable upon a sale of the company equal to three times the principal of the loan, or $4,044,450. This preference is senior to the preferences of the outstanding preferred stock. While the loan has since been repaid, this liquidation preference remains outstanding as of December 31, 2012.

(16)	Initial investment was made during 2012.

(17)	OHSO Clean, Inc. also does business as CleanWell Company.

(18)	A portion of this security is held in connection with written call option contracts: 50,000 shares, having a fair value of $287,000, have been pledged to brokers.

(19)	A portion of this security is held in connection with written call option contracts: 150,000 shares, having a fair value of $1,175,000, have been pledged to brokers.

(20)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $57,789,263. The gross unrealized appreciation based on the tax cost for these securities is $15,229,665. The gross unrealized depreciation based on the tax cost for these securities is $12,226,531.

(21)	On January 29, 2013, AgInnovation, LLC, changed its name to AgBiome, LLC.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

(22)	D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave Systems, Inc., through Parallel Universes, Inc., a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. See "Note 2. Summary of Significant Accounting Policies."

(23)	On February 13, 2013, Nextreme Thermal Solutions, Inc., was acquired by Laird Technologies, Inc., for $1 and the potential for future milestone payments.

(24)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated publicly traded companies is $2,000,000. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $651,773.

(25)	The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $14,233,804. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $11,144,988.

(26)	The aggregate cost for federal income tax purposes of our U.S. government securities is $13,996,136. The gross unrealized appreciation on the tax cost for these securities is $2,744. The gross unrealized depreciation on the tax cost of these securities is $0.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. FOOTNOTE TO CONSOLIDATED SCHEDULE OF INVESTMENTS

VALUATION PROCEDURES

I.	Determination of Net Asset Value

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

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In effect, GAAP applies fair value terminology to all valuations whereas the 1940 Act applies market value terminology to readily marketable assets and fair value terminology to other assets.

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

Such investments are fair valued using the market approach. The Company may consider factors specific to these types of investments when using the market approach including:

•	The cost of the Company’s investment;
•	Investments in the same or substantially similar intellectual property or patents, research and development in technology or product development, or offers by responsible third parties;
•	The results of research and development;
•	Product development and milestone progress;
•	Commercial prospects;
•	Term of patent;
•	Projected markets; and
•	Other subjective factors.

E.	ALL OTHER SECURITIES

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

H&H Ventures Management, Inc.SM ("Ventures"), formerly Harris & Harris Enterprises, Inc.SM, is a 100 percent wholly owned subsidiary of the Company. Ventures is taxed under Subchapter C (a "C Corporation") of the Internal Revenue Code of 1986 (the "Code"). Harris Partners I, L.P, is a limited partnership and, from time to time, may be used to hold certain interests in portfolio companies. The partners of Harris Partners I, L.P., are Ventures (sole general partner) and the Company (sole limited partner). Ventures pays taxes on income generated by its operations as well as on any non-passive investment income generated by Harris Partners I, L.P. For the period ended March 31, 2013, there was no non-passive investment income generated by Harris Partners I, L.P. Ventures, as the sole general partner, consolidates Harris Partners I, L.P. The Company consolidates its wholly owned subsidiary, Ventures, for financial reporting purposes.

NOTE 2. INTERIM FINANCIAL STATEMENTS

Our interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and in conformity with accounting principles generally accepted in the United States of America ("GAAP") applicable to interim financial information. Accordingly, they do not include all information and disclosures necessary for a fair statement of our financial position, results of operations and cash flows in conformity with GAAP. In the opinion of management, these financial statements reflect all adjustments, consisting of valuation adjustments and normal recurring accruals, necessary for a fair statement of our financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Portfolio Investment Valuations. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission ("SEC") and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") As of March 31, 2013, our financial statements include privately held investments and one illiquid publicly traded venture capital investment, Champions Oncology, Inc., collectively fair valued at $95,800,879. The fair values of our privately held and illiquid publicly traded venture capital investments were determined in good faith by, or under the direction of, the Board of Directors. Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material.

Cash. Cash includes demand deposits. Cash is carried at cost, which approximates fair value.

Restricted Funds. At March 31, 2013, and December 31, 2012, we held $10,020 and $10,015, respectively, in "Restricted funds," which were held in security deposits for sublessors.

Unaffiliated Rights to Milestone Payments. At March 31, 2013, and December 31, 2012, the outstanding milestone payments from Amgen, Inc.’s acquisition of Biovex Group, Inc., were valued at $3,404,812 and $3,400,734, respectively. The milestone payments are derivatives and valued using the probability-adjusted, present value of proceeds from future payments that would be due upon successful completion of certain regulatory and sales milestones. If all remaining milestones are met, we would receive $9,526,393. There can be no assurance as to how much of this amount we will ultimately realize or when it will be realized, if at all. At March 31, 2013, the outstanding milestone payments from Laird Technologies, Inc.’s acquisition of Nextreme Thermal Solutions, Inc., were valued at $0.

Receivable from Sales of Investments. At March 31, 2013, we had a receivable totaling $273,361 relating to the sale of Crystal IS, Inc. The escrow period expired on March 28, 2013, and the funds were released to us on April 4, 2013.

Prepaid Expenses. We include prepaid insurance premiums and deferred financing charges in "Prepaid expenses." Prepaid insurance premiums are recognized over the term of the insurance contract. Deferred financing charges consist of fees and expenses paid in connection with the closing of credit facilities and are capitalized at the time of payment. Deferred financing charges are amortized over the term of the credit facility discussed in "Note 5. Debt." Amortization of the financing charges is included in "Interest and other debt expense" in the Consolidated Statements of Operations.

Property and Equipment. Property and equipment are included in "Other assets" and are carried at $275,871 and $288,122 at March 31, 2013, and December 31, 2012, respectively, representing cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the premises and equipment. We estimate the useful lives to be five to ten years for furniture and fixtures, three years for computer equipment, and ten years for leasehold improvements.

Post Retirement Plan Liabilities. The Company provides a Retiree Medical Benefit Plan for employees who meet certain eligibility requirements. Until it was terminated on May 5, 2011, the Company also provided an Executive Mandatory Retirement Benefit Plan for certain individuals employed by us in a bona fide executive or high policy-making position. The net periodic postretirement benefit cost for the year is determined as the sum of service cost for the year and interest on the accumulated postretirement benefit obligation. Unrecognized actuarial gains and losses are recognized as net periodic benefit cost pursuant to the Company's historical accounting policy. The impact of plan amendments are amortized over the service period as a component of "Accumulated other comprehensive income."

Interest Income Recognition. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. When securities are determined to be non-income producing, the Company ceases accruing interest and writes off any previously accrued interest. Securities are deemed to be non-income producing if, on their last interest or dividend date, no cash was paid or no cash or in-kind dividends were declared. These write-offs are recorded as a debit to interest income. During the three months ended March 31, 2013, the Company earned $95,209 in interest on U.S. government securities, senior secured debt, participation agreements, subordinated secured debt, non-convertible promissory notes and interest-bearing accounts. During the three months ended March 31, 2013, the Company recorded $59,881 of bridge note interest.

Loan Fees. Loan fees received in connection with our venture debt investments are deferred. The unearned fee income is accreted into income based on the effective interest method over the life of the investment.

Call Options. The Company writes covered call options on publicly traded securities with the intention of earning option premiums. Option premiums may increase the Company’s realized gains and, therefore, may help increase distributable income, but may limit the realized gains on the security. When a Company writes (sells) an option, an amount equal to the premium received by the Company is recorded in the Consolidated Statements of Assets and Liabilities as a liability. The amount of the liability is subsequently marked-to-market to reflect the current market value of the option written. When an option expires, the Company realizes a gain on the option to the extent of the premiums received. Premiums received from writing options that are exercised or closed are added to or offset against the proceeds or amount paid on the transaction to determine the realized gain or loss. At March 31, 2013, the Company had 560,000 shares of Solazyme, Inc., covered by call option contracts. In the event these contracts are exercised, the Company would be required to deliver those shares to the counterparty. See "Note 12. Subsequent Events."

Put Options. The Company purchases put options on publicly traded securities with the intention of limiting its downside risk. When the Company purchases a put option, an amount equal to the premium paid is recorded in the Consolidated Statements of Assets and Liabilities as an investment. The amount of this asset is subsequently marked-to-market to reflect the current value of the put option. In the event that the put option is exercised, the Company would be required to deliver those shares to the counterparty. When the put option expires unexercised, the Company realizes a loss on the premium paid.

Stock-Based Compensation. The Company has a stock-based employee compensation plan. The Company accounts for the Amended and Restated Harris & Harris Group, Inc. 2012 Equity Incentive Plan (the "Stock Plan") by determining the fair value of all share-based payments to employees, including the fair value of grants of employee stock options and restricted stock awards, and records these amounts as an expense in the Consolidated Statements of Operations over the vesting period with a corresponding increase to our additional paid-in capital. At March 31, 2013, and December 31, 2012, the increase to our operating expenses was offset by the increase to our additional paid-in capital, resulting in no net impact to our net asset value. Additionally, the Company does not record the potential tax benefits associated with the expensing of stock options because the Company currently intends to qualify as a regulated investment company ("RIC") under Subchapter M of the Code, and the deduction attributable to such expensing, therefore, is unlikely to provide any additional tax savings. The amount of non-cash, stock-based compensation expense recognized in the Consolidated Statements of Operations is based on the fair value of the awards the Company expects to vest, recognized over the vesting period on a straight-line basis for each award, and adjusted for actual awards vested and pre-vesting forfeitures. The forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate and is accounted for in the current period and prospectively. See "Note 9. Stock-Based Compensation" for further discussion.

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

Income Taxes. As we intend to qualify as a RIC under Subchapter M of the Code, the Company does not accrue for income taxes. The Company has capital loss carryforwards that can be used to offset net realized capital gains. The Company recognizes interest and penalties in income tax expense.

We pay federal, state and local income taxes on behalf of our wholly owned subsidiary, Ventures, which is a C corporation. See "Note 10. Income Taxes."

Foreign Currency Translation. The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. For the three months ended March 31, 2013, included in the net decrease in unrealized depreciation on investments was an unrealized loss of $113,006 resulting from foreign currency translation.

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

Recently Issued Accounting Guidance. In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02: Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income to improve the transparency of reporting the reclassifications of significant amounts out of accumulated other comprehensive income. This guidance requires entities to present the effects on the line items of net income of significant reclasses from accumulated other comprehensive income, either where net income is presented or in the notes, as well as cross-reference to other disclosures currently required under GAAP for other reclassification items (that are not required under GAAP) to be reclassified directly to net income in their entirety in the same reporting period. The new disclosure requirements are effective for annual reporting periods beginning after December 15, 2012. The new disclosures are required for both interim and annual reporting. The implementation of this guidance did not have an impact on the Company's financial position, results of operations or cash flows.

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

We do not choose investments based on a strategy of diversification. We also do not rebalance the portfolio should one of our portfolio companies increase in value substantially relative to the rest of the portfolio.  Therefore, the value of our portfolio may be more vulnerable to microeconomic events affecting a single sector, industry or portfolio company and to general macroeconomic events that may be unrelated to our portfolio companies. These factors may subject the value of our portfolio to greater volatility than a company that follows a diversification strategy. As of March 31, 2013, our largest 10 investments by value accounted for approximately 73 percent of the value of our equity-focused venture capital portfolio. Our largest three investments, by value, Xradia, Inc., Adesto Technologies Corporation and Solazyme, Inc., accounted for approximately 13 percent, 12 percent and 12 percent, respectively, of our equity-focused venture capital portfolio at March 31, 2013. Xradia and Adesto Technologies are privately held portfolio companies. Solazyme is a publicly traded portfolio company.

Approximately 87 percent of our equity-focused venture capital portfolio by value was comprised of securities of 25 privately held companies. Because there is typically no public or readily ascertainable market for our interests in the small privately held companies in which we invest, the valuation of the securities in that portion of our portfolio is determined in good faith by our Valuation Committee, which is comprised of all of the independent members of our Board of Directors. The values are determined in accordance with our Valuation Procedures and are subject to significant estimates and judgments. The fair value of the securities in our portfolio may differ significantly from the values that would be placed on these securities if a ready market for the securities existed. Any changes in valuation are recorded in our Consolidated Statements of Operations as "Net (decrease) increase in unrealized appreciation on investments." Changes in valuation of any of our investments in privately held companies from one period to another may be significant.

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

At March 31, 2013, and December 31, 2012, the Company had no outstanding debt. At March 31, 2013, and December 31, 2012, $0 was held in a collateral account at TD Bank, N.A. as security for the loan. The weighted average annual interest rate for the three months ended March 31, 2013, was zero percent, exclusive of amortization of closing fees and other expenses related to establishing the credit facility. The remaining capacity under the credit facility was $10,000,000 at March 31, 2013. At March 31, 2013, the Company was in compliance with all financial covenants required by the credit facility.

NOTE 6. FAIR VALUE OF INVESTMENTS

At March 31, 2013, our financial assets were categorized as follows in the fair value hierarchy:

	Fair Value Measurement at Reporting Date Using:

Description	March 31, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government Securities	$13,999,720	$13,999,720	$0	$0

Put Options	$5,637	$5,637	$0	$0

Privately Held Portfolio Companies:
Preferred Stock	$79,279,756	$0	$0	$79, 279,756
Bridge Notes	$5,213,314	$0	$0	$5,213,314
Warrants	$544,844	$0	$0	$544,844
Rights to Milestone Payments	$3,404,812	$0	$0	$3,404,812
Common Stock	$108,667	$0	$0	$108,667
Senior Secured Debt	$1,388,150	$0	$0	$1,388,150
Participation Agreement	$1,146,618	$0	$0	$1,146,618
Subordinated Secured Debt	$129,500	$0	$0	$129,500
Non-Convertible Promissory Note	$3,033,338	$0	$0	$3,033,338

Publicly Traded Portfolio Companies:
Common Stock	$13,614,502	$12,062,622	$0	$1,551,880

Total Investments	$121,868,858	$26,067,979	$0	$95,800,879

Liabilities:
Written Call Options	$63,737	$63,737	$0	$0

Total Liabilities	$63,737	$63,737	$0	$0

Significant Unobservable Inputs

The table below presents the valuation technique and quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurements of Level 3 assets. Unobservable inputs are those inputs for which little or no market data exists and, therefore, require an entity to develop its own assumptions.

	Fair Value at March 31, 2013	Valuation Techniques(s)	Unobservable Input	Range (Weighted Average(1))

Preferred Stock	$79,279,756	Income Approach Market Approach	Probability of Achieving Milestones Private Offering Price Non-Performance Risk Revenue Multiple Discount for Illiquidity Probability of Exit Outcomes	50% - 100% (N/A) $0.14 - $4.00 ($1.30) 0% - 88% (11%) 1.25 - 2.9 (1.3) 20% - 30% (22%) 0% - 100% (50%)

Bridge Notes	5,213,314	Market Approach	Private Offering Price Non-Performance Risk	$1.00 ($1.00) 0% - 25% (0%)

Common Stock	108,667	Market Approach	Private Offering Price Non-Performance Risk	$9.98 - $47.51 ($11.06) 0% - 25% (0%)

Warrants	544,844	Black-Sholes-Merton Model	Stock Price Volatility Expected Term	$0.16 - $2.44 ($0.87) 10% - 107% (107%) 0.25 - 9.95 Years (4.06)

Rights to Milestone Payments	3,404,812	Probability Weighted Discounted Cash Flow	Probability of Achieving Independent Milestones Probability of Achieving Dependent Milestones	0% - 75% (N/A) 0.07% - 28.125% (N/A)

Participation Agreements	1,146,618	Income Approach	Warrant Adjusted Effective Yield Effective Yield Non-Performance Risk Participation Payment Risk Discount for Comparable Prices of High-Yield Debt	21.5% (21.5%) 21.5% (21.5%) 0% (0%) 0% (0%) 0% (0%)

Subordinated Secured Debt	129,500	Income Approach	Non-Performance Risk	0% (0%)

Senior Secured Debt	1,388,150	Income Approach	Effective Yield Non-Performance Risk	15.8% - 26.2% (19%) 0% - 25% (8%)

Non-Convertible Promissory Note	3,033,338	Income Approach	Probability of Exit Outcomes Private Offering Price Non-Performance Risk	25% - 75% (50%) $3.00 ($3.00) 50% (50%)

OTC Traded Common Stock	$1,551,880	Market Approach	Illiquidity Discount Non-Performance Risk Warrant Adjusted Price per Share	15.3% (15.3%) 0% (0%) $0.47 ($0.47)
Total	$95,800,879

(1) Weighted average based on fair value at March 31, 2013.

Valuation Methodologies and Inputs for Level 3 Assets

The following sections describe the valuation techniques and significant unobservable inputs used to measure Level 3 assets.

Preferred Stock, Bridge Notes and Common Stock

Preferred stock, bridge notes and common stock are valued by either a market or income approach using internal models with inputs, most of which are not market observable. Common inputs for valuing Level 3 preferred stock, bridge note and private common stock investments include: prices from recently executed private transactions in a company’s securities or unconditional firm offers, revenue multiples of comparable publicly traded companies, discounts for lack of marketability, rights and preferences of the class of securities we own as compared with other classes of securities the portfolio company has issued, particularly related to potential liquidity scenarios of an IPO or an acquisition transaction, and management’s best estimate of risk attributable to non-performance risk. Certain securities are valued using the present value of future cash flows. We define non-performance as the risk that the price per share (or implied valuation of a portfolio company) or the effective yield of a debt security of a portfolio company, as applicable, does not appropriately represent the risk that a portfolio company with negative cash flow will be: (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation of the last round of financing.  We assess non-performance risk for each private portfolio company quarterly. Our assessment of non-performance risk typically includes an evaluation of the financial condition and operating results of the company, the company's progress towards milestones, and the long-term potential of the business and technology of the company and how this potential may or may not affect the value of the shares owned by us. An increase to the non-performance risk or a decrease in the private offering price of a future round of financing from that of the most recent round would result in a lower fair value measurement and/or a change in the distribution of value among the classes of securities we own.

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

Rights to Milestone Payments

Rights to Milestone Payments are valued using a probability-weighted discounted cash flow model. As part of Amgen Inc.’s acquisition of our former portfolio company, BioVex Group, Inc., we are entitled to potential future milestone payments based upon the achievement of certain regulatory and sales milestones. We are also entitled to future milestone payments from Laird Technologies Inc.'s acquisition of our former portfolio company, Nextreme Thermal Solutions, Inc. We assign probabilities to the achievements of the various milestones. Milestones identified as independent milestones can be achieved irrespective of the achievement of other contractual milestones. Dependent milestones are those that can only be achieved after another, or series of other, milestones are achieved. The interest rates used in these models are observable inputs from sources such as the Federal Reserve published interest rates.

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

Non-Convertible Promissory Note

We have one non-convertible promissory note, which we value using an income approach that uses a valuation technique to convert future amounts to a single present value. This security has a liquidation preference payable upon a sale of the company equal to three times the principal of the loan. While the loan has since been repaid, this liquidation preference remains outstanding as of March 31, 2013. Inputs include the preferred stock price of the portfolio company, an assessment of non-performance risk, the probability of exit outcomes between an IPO and an acquisition and the resulting impact on rights and preferences of the class of securities we own as compared with other classes of securities the portfolio company has issued.

OTC Traded Common Stock

Common stock that is thinly traded in OTC markets is valued using internal models with inputs that are not market observable. Common inputs for stock include the price per share of recent privately negotiated financing transactions, the volume-weighted price per share of the stock over a period of time, illiquidity discounts for restricted shares and an assessment of non-performance risk.

The following chart shows the components of change in the financial assets categorized as Level 3 for the three months ended March 31, 2013.

Beginning Balance 1/1/2013	Total Realized Gains (Losses) Included in Changes in Net Assets	Transfers	Total Unrealized (Depreciation) Appreciation Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals	Ending Balance 3/31/2013	Amount of Total
(Depreciation)
Appreciation for the
Period Included in
Changes in Net
Assets Attributable
to the Change in
Unrealized Gains or
Losses Relating to
Assets Still Held at
								the Reporting Date

Preferred Stock	$78,615,582	$0	$72,610	$100,464	$491,100	$0	$79,279,756	$100,464

Bridge Notes	4,152,634	0	(77,965)	(395,841)	1,534,486	0	5,213,314	(395,841)

Common Stock	108,667	(4,384,762)	0	4,384,762	0	0	108,667	0

Warrants	586,320	0	5,355	(47,231)	400	0	544,844	(47,231)

Rights to Milestone Payments	3,400,734	0	0	4,078	0	0	3,404,812	4,078

Participation Agreements	1,138,148	0	0	37,723	1,797	(31,050)	1,146,618	37,723

Subordinated Secured Debt	120,410	0	0	8,722	368	0	129,500	8,722

Senior Secured Debt	1,075,870	0	0	(2,182)	360,163	(45,701)	1,388,150	(2,182)

Non-Convertible Promissory Note	3,033,338	0	0	0	0	0	3,033,338	0

Publicly Traded Common Stock	1,348,227	0	0	4,053	199,600	0	1,551,880	4,053

Total	$93,579,930	$(4,384,762)	$0	$4,094,548	$2,587,914	$(76,751)	$95,800,879	$(290,214)

We elected to use the beginning of period values to recognize transfers in and out of Level 3 investments. For the three months ended March 31, 2013, there were no transfers out of Level 3.

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

Transactions in written call options during the three months ended March 31, 2013, were as follows:

	Number of Contracts	Premium
Call options outstanding at December 31, 2012	2,000	$50,000
Call options written	8,621	377,587
Call options expired	(1,500)	(37,500)
Call options terminated in closing transactions	(3,521)	(193,490)
Call options outstanding at March 31, 2013	5,600	$196,597

We have also purchased put options as a method of limiting the downside risk that the price per share of this company may decrease substantially from current levels. A put option gives its holder the right to sell a specified number of shares of a specific security at a specific price (known as the exercise strike price) by a certain date.

Transactions in put options during the three months ended March 31, 2013, were as follows:

	Number of Contracts	Premium
Put options outstanding at December 31, 2012	0	$0
Put options purchased	(1,713)	(56,464)
Put options expired	1,513	50,827
Put options terminated in closing transactions	0	0
Put options outstanding at March 31, 2013	(200)	$(5,637)

At March 31, 2013, and December 31, 2012, we had rights to milestone payments from Amgen, Inc.’s acquisition of our former portfolio company, BioVex. These milestone payments were fair valued at $3,404,812 and $3,400,734, respectively, and are contingent upon certain milestones being achieved in the future. As of March 31, 2013, we also had rights to milestone payments from Laird Technologies, Inc.'s acquisition of our former portfolio company, Nextreme Thermal Solutions, Inc. These milestone payments were fair valued at $0 as of March 31, 2013.

The following tables present the value of derivatives held at March 31, 2013, and the effect of derivatives held during the three months ended March 31, 2013, along with the respective location in the financial statements.

	Assets		Liabilities
Derivatives	Location	Fair Value	Location	Fair Value

Equity Contracts	Put Options	$5,637	Written call options payable	$63,737

Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Investments	$3,404,812	—	—

Laird Technologies, Inc. Rights to Milestone Payments from Acquisition of Nextreme Thermal Solutions, Inc.	Investments	$0	—	—

Statement of Operations

Derivatives	Location	Realized (Loss)/Gain	Change in unrealized Appreciation/ (Depreciation)

Equity Contracts	Net Realized and Unrealized (Loss) Gain	$(33,134)	$125,360

Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Net Realized and Unrealized Gain (Loss)	$0	$4,078

Laird Technologies, Inc. Rights to Milestone Payments from Acquisition of Nextreme Thermal Solutions, Inc.	Net Realized and Unrealized Gain (Loss)	$0	$0

NOTE 8. EMPLOYEE BENEFITS

We administer a plan to provide medical and dental insurance for retirees and their spouses who, at the time of their retirement, have 10 years of service with us and have attained 50 years of age or have attained 45 years of age and have 15 years of service with us. On March 7, 2013, the Board of Directors amended this Medical Benefit Retirement Plan. The amendment limits the medical benefit to $10,000 per year for a period of ten years. The amendment does not affect benefits accrued by former employees or one current employee who is grandfathered under the former terms of the plan.

Our accumulated postretirement benefit obligation was remeasured as of the plan amendment date, which resulted in a $1,101,338 decrease in our liability. A deferred gain of $1,101,338 owing to this amendment was included in "Accumulated other comprehensive income." This amount will be amortized over a service period of 5.27 years. During the three months ended March 31, 2013, a total of $43,538 was amortized and included as a reduction of "Salaries, benefits and stock-based compensation" on our Consolidated Statements of Operations.

NOTE 9. STOCK-BASED COMPENSATION

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

Stock Option Awards

During the three months ended March 31, 2013, and the year ended December 31, 2012, the Compensation Committee of the Board of Directors of the Company did not grant any stock options. On August 3, 2011, the Compensation Committee decided that any future grants of options, if they occur, would not be awarded at a price below net asset value per share. On May 11, 2012, certain executive officers voluntarily cancelled 1,963,745 outstanding stock options for no consideration. Upon cancellation, we recognized $1,365,242 in compensation expense related to these previously granted options. The Compensation Committee currently does not plan to grant new stock options to employees.

For the three months ended March 31, 2013, the Company recognized $60,019 of compensation expense in the Consolidated Statements of Operations related to stock options. As of March 31, 2013, there was approximately $205,433 of unrecognized compensation cost related to unvested stock option awards. This cost is expected to be recognized over a weighted-average period of approximately one year. For the three months ended March 31, 2012, the Company recognized $447,824 of compensation expense in the Consolidated Statements of Operations related to stock options.

For the three months ended March 31, 2013, and March 31, 2012, no options were exercised.

A summary of the changes in outstanding stock options for the three months ended March 31, 2013, is as follows:

		Weighted	Weighted Average	Weighted Average Remaining	Aggregate
		Average	Grant Date	Contractual	Intrinsic
	Shares	Exercise Price	Fair Value	Term (Years)	Value
Options Outstanding at January 1, 2013	1,425,372	$9.77	$6.27	3.68	$0

Granted	0	$0	$0	0

Exercised	0	$0	$0	0

Forfeited or Expired	0	$0	$0	0

Options Outstanding at March 31, 2013	1,425,372	$9.77	$6.27	3.43	$0

Options Exercisable at March 31, 2013	1,371,492	$9.77	$6.24	3.44	$0

Options Exercisable and Expected to be Exercisable at March 31, 2013	1,424,100	$9.77	$6.27	3.43	$0

The aggregate intrinsic value in the table above with respect to options outstanding, exercisable and expected to be exercisable, is calculated as the difference between the Company's closing stock price of $3.60 on March 28, 2013, the last trading day of the first quarter of 2013, and the exercise price, multiplied by the number of in-the-money options. This amount represents the total pre-tax intrinsic value that would have been received by the option holders had all options been fully vested and all option holders exercised their awards on March 31, 2013.

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

For the three months ended March 31, 2013, we recognized $254,702 of compensation expense related to restricted stock awards. As of March 31, 2013, there was unrecognized compensation cost of $3,952,496 related to restricted stock awards. This cost is expected to be recognized over a weighted average period of approximately 2.2 years.

Non-vested restricted stock awards as of March 31, 2013, and changes during the three months ended March 31, 2013, were as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2013	1,616,000	$2.82
Granted	0	0
Vested based on service	0	0
Shares withheld related to net share settlement of restricted stock	0	0
Forfeited	0	0
Outstanding at March 31, 2013	1,616,000	$2.82

Under net settlement procedures currently applicable to our outstanding restricted stock awards for current employees, upon each settlement date, restricted stock awards are withheld to cover the required withholding tax, which is based on the value of the restricted stock award on the settlement date as determined by the closing price of our common stock on the vesting date. The remaining amounts are delivered to the recipient as shares of our common stock. There have been no net settlements during the three months ended March 31, 2013.

NOTE 10. INCOME TAXES

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs.

In order to qualify as a RIC, we must, in general, (1) annually, derive at least 90 percent of our gross income from dividends, interest, gains from the sale of securities and similar sources; (2) quarterly, meet certain investment diversification requirements; and (3) annually, distribute at least 90 percent of our investment company taxable income as a dividend. We may either distribute or retain our net capital gain from investments, but any net capital gain not distributed will be subject to corporate income tax and the excise tax described below to the extent not offset by the capital loss carryforward. We currently intend to retain and designate any net capital gain as "designated undistributed capital gains" under the rules of the Code. We will be subject to a four percent excise tax to the extent we fail to distribute at least 98 percent of our annual net ordinary income and 98.2 percent of our capital gain net income and would be subject to income tax to the extent we fail to distribute 100 percent of our investment company taxable income.

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

For the three months ended March 31, 2013, and 2012, we paid $22,010 and $8,075, respectively, in federal, state and local taxes. At March 31, 2013, and 2012, we had $0 accrued for federal, state and local taxes payable by the Company.

We pay federal, state and local taxes primarily related to sublease income generated by Ventures, which is taxed as a C Corporation. For the three months ended March 31, 2013, and 2012, our income tax expense for Ventures was $21,080 and $7,170, respectively.

NOTE 11. CHANGE IN NET ASSETS PER SHARE

The following table sets forth the computation of basic and diluted per share net increases (decreases) in net assets resulting from operations for the three months ended March 31, 2013, and March 31, 2012.

	For the Three Months Ended March 31,
	2013	2012

Numerator for (decrease) increase in net assets per share	$(2,060,192)	$5,580,183

Denominator for basic weighted average shares	31,116,881	31,000,601

Basic net increase (decrease) in net assets per share resulting from operations	$(0.07)	$0.18

Denominator for diluted weighted average shares	31,116,881	31,006,926

Diluted net increase (decrease) in net assets per share resulting from operations	$(0.07)	$0.18

For the three months ended March 31, 2013, the calculation of net decrease in net assets resulting from operations per diluted share does not include any stock options or restricted stock awards because such stock options and restricted stock awards were anti-dilutive. All other stock options and restricted stock awards may be dilutive in future periods in which there is a net increase in net assets resulting from operations in the event that there are significant increases in the average stock price in the stock market or significant decreases in the amount of unrecognized compensation cost.

NOTE 12. COMMITMENTS AND CONTINGENCIES

On December 28, 2011, the Asahi Kasei Group completed its acquisition of Crystal IS, Inc. As of March 31, 2013, approximately $273,000 in proceeds from the transaction was held in escrow to cover potential indemnity claims and the expenses of the stockholder agent. If claims are made related to certain intellectual property and patents included in the transaction that exceed the escrow amounts withheld, additional claims could be made seeking funds from the former stockholders, including the Company. This special indemnity provision was capped, in aggregate, across all former stockholders at $10,250,000 through March 28, 2013, and is capped at $5 million through December 28, 2013, when the claim period expires. Our pro rata exposure to potential claims was up to $487,000 through March 28, 2013, and up to $238,000 through December 31, 2013. As of March 31, 2013, no such claims had been made. On April 4, 2013, we received proceeds of $273,361 from the release of the Crystal IS escrow.

NOTE 13. SUBSEQUENT EVENTS

In April 2013, we sold 300 written call option contracts on Solazyme, Inc., that expired on April 20, 2013, with a strike price of $7.50. We received premiums of approximately $10,077 for these contracts. We also purchased put options on Solazyme that expired on April 20, 2013, with a strike price of $7.50. We paid premiums of approximately $9,490.

In April 2013, we were assigned on a total of 50,000 shares of Solazyme, Inc., relating to the April 20, 2013, written call option contracts. We received net proceeds of approximately $373,292 related to these sales.

During the period from April 1, 2013, through May 8, 2013, we also sold 108,232 shares of Solazyme, Inc., in open market transactions for net proceeds of $913,393.

On April 4, 2013, we received $273,361 upon the release of funds held in escrow from the acquisition of Crystal IS, Inc., by Asahi Kasei Group in 2011.

On April 4 and 5, 2013, GEO Semiconductor, Inc., repaid to us all outstanding principal and interest totaling $490,313. We continue to own warrants to purchase Series A and Series A-1 Preferred Stock of GEO Semiconductor.

On April 9, 2013, the Company made a $260,870 follow-on investment in AgBiome, LLC, a privately held portfolio company.

On April 24, 2013, the Company made a $100,000 follow-on investment in a privately held portfolio company.

On April 25, 2013, the Company made a $300,000 follow-on investment in Ancora Pharmaceuticals Inc., a privately held portfolio company.

On April 29, 2013, the Company made a $166,667 follow-on investment in a privately held portfolio company.

On April 30, 2013, the Company made a $750,000 follow-on investment in Enumeral Biomedical Corp., a privately held portfolio company.

On May 2, 2013, the Company made a $1,212,500 follow-on investment in HzO, Inc., a privately held portfolio company.

On May 2, 2013, pursuant to the Exemptive Order, a grant of 12,000 shares of restricted stock was made to the non-employee directors of the Company. Each non-employee director was granted 2,000 shares, which will vest ratably over a three-year period.

HARRIS & HARRIS GROUP, INC. FINANCIAL HIGHLIGHTS (Unaudited)

	Three Months Ended March 31,
	2013	2012

Per Share Operating Performance

Net asset value per share, beginning of period	$4.13	$4.70

Net operating loss*	(0.06)	(0.07)

Net realized (loss) gain on investments*	(0.11)	0.02

Net increase in unrealized appreciation as a result of sales*	0.11	0.00

Net increase in unrealized appreciation on investments held and written call options*(1)	0.00	0.23

Total from investment operations*	(0.06)	0.18

Net increase as a result of stock-based compensation expense*	0.01	0.01

Total increase from capital stock transactions	0.01	0.01

Net increase as a result of other comprehensive income	0.03	0.00

Net asset value per share, end of period	$4.11	$4.89

Stock price per share, end of period	$3.60	$4.15

Total return based on stock price	9.09%	19.94%

Supplemental Data:

Net assets, end of period	$127,749,103	$151,726,414

Ratio of expenses to average net assets	1.7%	1.5%

Ratio of net operating loss to average net assets	(1.5)%	(1.4)%

Average debt outstanding	$0.00	$1,500,000

Average debt per share	$0.00	$0.05

Number of shares outstanding, end of period	31,116,881	31,000,601

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

The information contained in this section should be read in conjunction with the Company's unaudited March 31, 2013, Consolidated Financial Statements and the Company's audited 2012 Consolidated Financial Statements and notes thereto.

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

We believe that as the impact of scientific innovation, particularly scientific innovation at the nanoscale, occurs, our portfolio companies are well positioned to profit and that we will see investment returns as a result.

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

Industry Sectors of Investment

We generally classify our investments in one of three industry sectors: Life Sciences, Energy and Electronics. We classify companies in our life sciences portfolio as those that address problems in life sciences-related industries, including biotechnology, agriculture, advanced materials and chemicals, diagnostics, healthcare, bioprocessing, water, industrial biotechnology, food, nutrition and energy. We may refer to interdisciplinary approaches to addressing life science-related needs as "Biology+."

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

We discuss in detail our assessment of the trends, technologies and interdisciplinary approaches to solving needs within each of these industry sectors on page 43 of the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section of our Annual Report on Form 10-K for the year ended December 31, 2012.

Maturity of Current Equity-Focused Venture Capital Portfolio

Our equity-focused venture capital portfolio is composed of companies at varying maturities facing different types of risks. We have defined these levels of maturity and sources of risk as: 1) Early Stage/Technology Risk, 2) Mid Stage/Market Risk and 3) Late Stage/Execution Risk. Early-stage companies have a high degree of technical, market and execution risk, which is typical of initial investments by venture capital firms, including us. Mid-stage companies are those that have overcome most of the technical risk associated with their products and are now focused on addressing the market acceptance for their products. Late-stage companies are those that have determined there is a market for their products, and they are now focused on sales execution and scale. Late-stage, life sciences companies are typically generating revenue from the commercial sale of one or more products or, in the case of therapeutic or medical devise-focused life sciences companies, are in Phase III Clinical Trials, which are the pivotal trials before a possible FDA approval and commercial launch of a product.

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

During the first quarter of 2013, we transitioned D-Wave Systems from a mid-stage company to a late-stage company and HzO from an early-stage company to a mid-stage company.

Investment Objective and Strategy

Our principal investment objective is to achieve long-term capital appreciation by making equity-focused venture capital investments in companies that we believe have exceptional growth potential. Therefore, a significant portion of our current venture capital investment portfolio provides little or no income in the form of dividends or interest. Current income is a secondary investment objective. We seek to reach the point where future growth is financed through reinvestment of our capital gains from our venture capital investments and where current income offsets significant portions of our annual expenses during periods of time between realizations of capital gains on our investments. We also plan to implement a strategy to grow assets under management and generate current income by raising one or more third-party funds to manage. It is possible that we will invest our capital alongside or through these funds in portfolio companies. These funds may be focused on specific sectors such as life sciences, energy and electronics that are enabled by scientific breakthroughs, including nanotechnology. It is also possible these funds will invest in companies in each of these sectors that are not directly enabled by nanotechnology. There is no assurance when and if we will be able to raise such fund(s) or, if raised, whether they will be successful.

We have discretion in the investment of our capital to achieve our objectives. Our venture capital investments are made primarily in equity-related securities of companies that can range in stage from pre-revenue to generating positive cash flow. These businesses tend to be thinly capitalized, unproven, small companies that lack management depth, have little or no history of operations and are developing unproven technologies. These businesses may be privately held or publicly traded. We historically have invested in equity securities of these companies that are generally illiquid due to restrictions on resale and to the lack of an established trading market. We refer to our portfolio of investments in equity and equity-related securities in later sections of the MD&A as our "equity-focused" portfolio of investments. We have historically, from time to time, taken advantage of opportunities to generate near-term cash flow by investing in non-convertible debt securities of small businesses. These businesses tend to be generating cash or have near-term visibility to reaching positive cash flow. We refer to our portfolio of investments in non-convertible debt in later sections of the MD&A as our "venture debt" portfolio of investments. While we have historically made venture debt investments, we currently plan to focus our efforts on equity-focused investments and on raising and managing one or more third-party funds.

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

We believe our ability to bring early-stage financing and strong corporate partnering early in the development process could be perceived as valuable by potential portfolio companies and may be of particular benefit in investment opportunities that become competitive. We also believe that corporate involvement is evolving to become more critical for the success of early-stage companies in the years ahead. We discuss both of these topics in detail on pages 52 and 53, respectively, of the MD&A section of our Annual Report on Form 10-K for the year ended December 31, 2012.

Involvement with Portfolio Companies

The 1940 Act requires that BDCs offer to "make available significant managerial assistance" to portfolio companies. We are actively involved with our portfolio companies through membership on boards of directors, as observers to the boards of directors and/or through frequent communication with management. As of March 31, 2013, we held at least one board seat or observer rights on 23 of our 27 equity-focused portfolio companies (85 percent).

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

Investments and Current Investment Pace

Since our investment in Otisville in 1983 through March 31, 2013, we have made a total of 95 equity-focused venture capital investments. We have completely exited 68 of these 95 investments and partially exited through the sale of shares and/or the sale of call options covered by shares of one of these 95 investments, recognizing aggregate net realized gains of $66,771,832 on invested capital of $105,363,448. For the securities of the 27 companies in our equity-focused portfolio held at March 31, 2013, we have net unrealized depreciation of $869,564 on invested capital of $103,003,278. We have aggregate net realized gains and unrealized depreciation for our 95 equity-focused investments of $65,902,268 on invested capital of $208,366,726.

The amount of net realized gains includes:

•	$13,992,952 in upfront payments received in 2011 from the sale of BioVex Group, Inc., to Amgen, Inc., the sale of Innovalight, Inc., to DuPont and the sale of Crystal IS, Inc., to Asahi Kasei Group. We had invested a total of $11,383,299 in these three portfolio companies;

•	$953,480 from the portion of our upfront payment held in escrow from the sale of BioVex Group, Inc., to Amgen, Inc., which was released on March 16, 2012;

•	$949,469 from the portion of our upfront payment held in escrow from the sale of Innovalight, Inc., to DuPont, which was released on January 24, 2013;

•	$11,140 from the portion of our upfront payment held in escrow from the sale of Crystal IS, Inc., to Asahi Kasei Group, which was released on April 30, 2012;

•	$5,534,782 from the sale of shares of Solazyme, Inc., on invested capital of $1,788,874. In addition, we generated $1,564,888 in realized gains on our sale of call option and put option contracts covered by our shares of Solazyme, Inc.; and

•	A realized loss of $4,839,811, including call options, on our investment in NeoPhotonics Corporation on invested capital of $7,299,590.

The aggregate net realized gains and the cumulative invested capital also do not reflect the cost or value of our shares of Solazyme, Inc., that we owned as of March 31, 2013, or the premiums received on open option contracts of $196,597. The aggregate net realized gains also do not include potential escrow payments from the sale of Crystal IS, Inc., or potential milestone payments that could occur as part of the acquisition of BioVex Group, Inc., by Amgen, Inc., or the acquisition of Nextreme Thermal Solutions, Inc., by Laird Technologies, Inc., at points in time in the future as of March 31, 2013. If these amounts were included as of March 31, 2013, our aggregate net realized gains and cumulative invested capital would be $82,512,627 and $109,018,052, respectively.

From August 2001 through March 31, 2013, all 53 of our initial equity-focused investments have been in science-enabled companies commercializing or integrating products enabled by nanotechnology or microsystems. From August 2001 through March 31, 2013, we have invested a total (before any subsequent write-ups, write-downs or dispositions) of $161,306,035 in these companies. We currently have 26 equity-focused companies in our portfolio that have yet to complete liquidity events (e.g., IPO or M&A transactions). At March 31, 2013, from first dollar in, the average and median holding periods for these 26 investments were 5.5 years and 5.9 years, respectively. Historically, as measured from first dollar in to last dollar out, the average and median holding periods for the 68 investments we have exited were 4.3 years and 3.4 years, respectively.

The following is a summary of our initial and follow-on equity-focused investments in nanotechnology companies from January 1, 2009, to March 31, 2013. We consider a "round led" to be a round where we were the new investor or the leader of a group of investors in an investee company. Typically, but not always, the lead investor negotiates the price and terms of the deal with the investee company.

Investments in Our Equity-Focused Portfolio of Investments in Privately Held and Publicly Traded Companies
	2009	2010	2011	2012	Three Months Ended March 31, 2013

Total Incremental Investments	$12,334,051	$9,560,721	$17,688,903	$15,141,941	$2,165,710
No. of New Investments	2	3	4	2	0
No. of Follow-On Investment Rounds	29	27	31	26	7
No. of Rounds Led	5	5	4	3	2
Average Dollar Amount – Initial	$174,812	$117,069	$1,339,744	$1,407,500	$0
Average Dollar Amount – Follow-On	$413,256	$341,093	$397,740	$474,113	$309,387

Our Sources of Liquid Capital

The sources of liquidity that we use to make our investments are classified as primary and secondary liquidity. As of March 31, 2013, and December 31, 2012, our total primary and secondary liquidity was $34,741,991 and $38,231,691, respectively. We do not include funds available from our credit facility as primary or secondary liquidity. We believe it is important to examine both our primary and secondary liquidity when assessing the strength of our balance sheet and our future investment capabilities.

Primary liquidity is comprised of cash, U.S. Treasury securities and certain receivables. As of March 31, 2013, we held $13,999,720 in U.S. government obligations, and we had an additional $7,060,100 in cash. As of December 31, 2012, we held $13,998,880 in U.S. government obligations, and we had an additional $8,379,111 in cash.

On January 24, 2013, the Company received payment of its portion of the proceeds held in escrow from DuPont’s acquisition of Innovalight, Inc., totaling $949,469. This payment immediately added to our primary liquidity. Payments upon achieving milestones of the BioVex Group, Inc., sale or expiration of the escrow periods for the Crystal IS, Inc., sale would also add to our primary liquidity in future quarters if these milestones are achieved successfully and escrowed funds are released in part or in full. The probability-adjusted values of the future milestone payments for the sale of BioVex and of the funds held in escrow from the disposition of Crystal IS, as determined at the end of each fiscal quarter, are included as an asset on our Consolidated Statements of Assets and Liabilities and will be included in primary liquidity only if and when payment is received for achievement of the milestones and the funds held in escrow are released. We received the proceeds from the funds held from the disposition of Crystal IS on April 4, 2013, which will add to our primary liquidity during the second quarter of 2013. During the three months ended March 31, 2013, we sold 251,300 shares of our investment in Solazyme, Inc., under written call option contracts. We received $1,884,750 in gross proceeds from these transactions, which added to our primary liquidity. During the three months ended March 31, 2013, we sold the remaining 50,807 shares of our investment in NeoPhotonics Corporation under written call option contracts and open market sales. We received $254,039 in gross proceeds from these transactions, which also added to our primary liquidity.

Our secondary liquidity is comprised of the stock of publicly traded companies. Although these companies are publicly traded, their stock may not trade at high volumes and prices may be volatile, which may restrict our ability to sell our positions at any given time. As of March 31, 2013, our secondary liquidity was $13,614,502. Solazyme, Inc., accounts for $12,062,622 of this amount based on its closing price as of March 31, 2013. The fair value of our shares of Champions Oncology, Inc., accounts for $1,551,880 of the total amount of secondary liquidity. As of December 31, 2012, our secondary liquidity was $15,770,488. NeoPhotonics and Solazyme accounted for $14,422,261 of this amount based on the closing price of each company as of December 31, 2012. Champions Oncology accounted for $1,348,227 of the total amount of secondary liquidity. As of March 31, 2013, a total of 626,523 shares of Champions Oncology were subject to restrictions that limit our ability to sell those securities. The remainder of our public securities were freely tradable. A decision to sell our shares would result in the cash received from the sale of these assets being included in primary liquidity. Until that time, we will continue to include the value of our shares of our publicly traded portfolio companies in secondary liquidity unless the average trading volume of each company reaches sufficient levels for us to monetize our stock in such companies over a short period of time.

Potential Pending Liquidity Events from Our Portfolio as of March 31, 2013

During the fourth quarter of 2012, one of our portfolio companies received letters of intent to acquire the company. During the first quarter of 2013, this portfolio company entered into exclusive negotiations with one potential acquirer. As of March 31, 2013, definitive documents for such acquisition were being drafted. We currently estimate that the transaction could close during the second or third quarter of 2013; however, there can be no assurance that this company will be able to consummate a transaction within this time frame, if at all.

Additionally, our companies often plan for and/or begin the process of pursuing potential sales and/or IPOs of those companies by hiring bankers and/or advisors to attempt to pursue such liquidity events. We consider these efforts to be in the ordinary course of business for those companies until the potential and timing of a transaction become tangible through events such as receipt of letters of intent to acquire a company and/or drafting of registration documents to pursue an IPO. Other than the company mentioned above, as of March 31, 2013, we did not have any additional companies for which the potential and timing of a transaction are tangible.

As of March 31, 2013, we valued potential milestone payments from the sale of BioVex Group, Inc., at $3,404,812. If all the remaining milestone payments were to be paid by Amgen, Inc., we would receive $9,526,393. We have not received any milestone payments as of March 31, 2013, and there can be no assurance as to the timing and how much of this amount we will ultimately realize in the future, if any. As of March 31, 2013, we valued potential milestone payments from the sale of Nextreme Thermal Solutions's Inc., to Laird Technologies, Inc., at $0.

Strategy for Managing Publicly Traded Positions

We discuss our assessment of the benefits of selling covered call options on our publicly traded portfolio companies in detail in our Annual Report on Form 10-K for the year ended December 31, 2012.

During the three months ended March 31, 2013, our strategy for managing our publicly traded positions has generated approximately $264,072 in net cash proceeds from premiums on call options sold and put options purchased of Solazyme, Inc. We added approximately $1,876,409 in proceeds, net of commission, to our primary liquidity resulting from options called that were covered by a portion of our shares of Solazyme. The net increase in our primary liquidity from these transactions was $2,140,481. Through March 31, 2013, we have generated $2,008,906 in net cash premiums on call options sold and put options purchased of Solazyme since the company completed an IPO in May 2011. We have sold a total of 757,659 shares of Solazyme since its IPO for net proceeds, after commission, of $7,056,458 or an average sale price of $9.31 per share. Including premiums from call and put options, the average sale price for these shares was $11.96 per share. Our cost basis in Solazyme is $2.36 per share. The proceeds from the premiums received from the sale of call options and the cash from the sale of shares discussed above have yielded cash that is greater than the original amount we invested in Solazyme. This increase in primary liquidity is important for our efforts to continue to fund existing and new portfolio companies that could generate future investment returns.

As of March 31, 2013, we had 560,000 of our remaining 1,546,490 shares of Solazyme under the following option contracts:

No. of Shares	Expiration Date	Strike Price
20,000	April 20, 2013	$ 7.50
540,000	June 22, 2013	$ 10.00

During the three months ended March 31, 2013, we sold the remaining 50,807 shares of our position in NeoPhotonics Corporation. We no longer own any shares of NeoPhotonics. For the three months ended March 31, 2013, we received $252,042 in proceeds, net of commission, from the sale of NeoPhotonics shares. We also received proceeds of $24,146 from call option premiums on shares of NeoPhotonics. Since its IPO, the sale of our 450,907 shares of NeoPhotonics generated net proceeds of $2,239,809, or an average sale price, net of commission, of $4.97 per share. Including premiums from call options, the average sale price for these shares was $5.45 per share. Our cost basis in NeoPhotonics was $16.19 per share.

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

Current Business Environment

The first quarter of 2013 ended with increases in value in the public market indices. However, these increases coincided with a decrease in the number and value of initial public offerings ("IPOs") and mergers and acquisitions ("M&As"). These dynamics continue to lead to a difficult fundraising environment for venture capital firms and for venture-backed companies, particularly those in the middle stages of development.

Eight U.S. venture-backed companies raised $672 million through IPOs in the first quarter of 2013, which is the same number from the fourth quarter of 2012 , but a 58 percent decline from the first quarter of 2012 (19 companies), according to Dow Jones VentureSource, Thomson Reuters and the National Venture Capital Association ("NVCA"). For the first quarter of 2013, 77 venture-backed M&A deals were reported, a 73 percent decrease from the first quarter of 2012. This marks the slowest quarter in the number of disclosed deals since the first quarter of 1995, when eight disclosed deals were completed. Of the eight venture-backed IPOs that occurred in the first quarter of 2013, six were IT-related. The remaining two companies were life science companies. Seven of the eight companies traded above their offering price at the end of the first quarter of 2013. The average offering size was $84 million.

The average disclosed deal value for venture-backed M&A transactions in the first quarter of 2013 was $98 million, which is lower than both the fourth quarter of 2012 ($128 million) and the first quarter of 2012 ($131 million). Of these disclosed venture-backed M&A deals, nine returned one to four times the amount invested and one returned less than the amount invested. The IT sector dominated these deals, with 58 of the 77 deals, continuing a trend from 2012. Life science companies had nine deals, with an average disclosed price (four disclosing of nine) of $149 million.

Thirty-five U.S. venture capital funds raised $4.1 billion in the first quarter of 2013, according to Thomson Reuters and the NVCA. Compared to the fourth quarter of 2012, this is a decrease in the number of funds (down from forty-two), but a 22 percent increase in the amount of capital raised (up from $3.3 billion). The trend in fewer funds raising more money has continued and this marks the lowest number of funds since the third quarter of 2003. The top five venture capital funds accounted for 57 percent of the total fundraising in the first quarter, which is comparable to the fourth quarter of 2012. Of the thirty-five funds that were raised, only five were new funds, and they represented only two percent of the dollar value. Historically (five years), first-time funds raised an average of eight percent of the committed capital. This is the lowest number of new funds in a quarter since 2006.

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

Our overall goal remains unchanged. We want to maintain our leadership position in investing in science-enabled companies, particularly those enabled by nanotechnology and microsystems and to increase our net asset value. The current environment for venture capital financings continues to favor those firms that have capital to invest regardless of the stage of the investee company. We continue to finance our new and follow-on equity and convertible debt investments from our cash reserves held in bank accounts. We may in the future invest borrowed capital to take advantage of opportunities that we believe will return greater than the cost of such borrowed capital. We have historically held, and may in the future again hold, our cash in U.S. Treasury securities. We believe the current status of the venture capital industry and the current economic climate provide opportunities to invest this capital at historically low valuations and under favorable terms in equity and convertible debt of new and existing privately held and publicly traded companies.

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

In each of the years in the period 2009 through 2012, and for the three months ended March 31, 2013, the Company recorded the following gross write-ups in privately held securities as a percentage of net assets at the beginning of the year ("BOY"), gross write-downs in privately held securities as a percentage of net assets at the beginning of the year, and change in value of private portfolio securities as a percentage of net assets at the beginning of the year.

Gross Write-Ups and Write-Downs of the Privately Held Portfolio
					Three Months Ended
	2009	2010	2011	2012	March 31, 2013

Net Asset Value, BOY	$109,531,113	$134,158,258	$146,853,912	$145,698,407	$128,436,774

Gross Write-Downs During Year	$(12,845,574)	$(11,391,367)	$(11,375,661)	$(19,604,046)	$(3,860,234)

Gross Write-Ups During Year	$21,631,864	$30,051,847	$11,997,991	$14,099,904	$3,561,520

Gross Write-Downs as a Percentage of Net Asset Value, BOY	(11.7)%	(8.5)%	(7.8)%	(13.5)%	(3.0)%

Gross Write-Ups as a Percentage of Net Asset Value, BOY	19.7%	22.4%	8.2%	9.7%	2.8%

Net Change as a Percentage of Net Asset Value, BOY	8.0%	13.9%	0.4%	(3.8)%	(0.2)%

From December 31, 2012, to March 31, 2013, the value of our equity-focused venture capital portfolio, including our rights to potential future milestone payments from the sales of BioVex Group, Inc., and Nextreme Thermal Solutions, Inc., decreased by $466,187, from $106,004,713 to $105,538,526.

Not including our rights to potential future milestone payments from the sale of BioVex Group, Inc, and Nextreme Thermal Solutions, Inc., our equity-focused portfolio companies decreased in value by $470,265. This decrease was primarily owing to 1) a net decrease in the valuation of Solazyme, Inc., and sales of a portion of our shares of this company of $2,068,007, offset by net cash proceeds to us of $1,876,409 that are not included in the valuation of Solazyme as of March 31, 2013; 2) the decrease in the value of NeoPhotonics Corporation of $291,632 owing to its disposal, offset by net cash proceeds to us of $252,042 that are not included in the valuation of this portfolio company as of March 31, 2013; and 3) a net decrease in value owing to a net increase in discounts for non-performance risk of $2,065,004.  These changes were offset by 1) new and follow-on investments of $2,165,710; 2) a net increase in value owing to the terms and pricing of new rounds of financing and indications of value from potential acquirers of $864,238; and 3) a net increase in the values of comparables of $1,004,782. The remaining component of the change of the value of our equity-focused portfolio companies of $80,352 was primarily owing to net decreases in the value of warrants, currency fluctuations and interest on convertible bridge notes.

We note that our Valuation Committee and ultimately our Board of Directors take into account multiple sources of quantitative and qualitative inputs to determine the value of our privately held portfolio companies and our publicly traded portfolio companies whose values are not derived solely from the closing price on the last day of the quarter.

We also note that our Valuation Committee does not set the value of our freely tradable publicly traded portfolio company, Solazyme, Inc. Even though our position in Champions Oncology, Inc., is traded on an OTC exchange, as of March 31, 2013, a portion of our shares of this portfolio company is subject to restrictions on the sale of those shares and subjective inputs are also included in the determination of value. Therefore, our Valuation Committee sets the value of this position.

We define non-performance as the risk that the price per share (or implied valuation of a portfolio company) or the effective yield of a debt security of a portfolio company, as applicable, does not appropriately represent the risk that a portfolio company that requires or seeks to raise additional capital will be  (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation.  Our best estimates of non-performance risk of our portfolio companies during the first quarter of 2013 are included in the valuation of the companies as of March 31, 2013. Changes in non-performance risk led to a net decrease in value of $2,065,004. In the future, as these companies receive terms for additional financings or if they are unable to receive additional financing and, therefore, proceed with sales or shutdowns of the business, we expect the contribution of the discount for non-performance risk to vary in importance in determining the fair values of our securities of these companies. Changes in discounts for non-performance risk could positively or negatively affect the value of our portfolio companies in future quarters. As of March 31, 2013, non-performance risk was a significant factor in determining the values of nine of our 26 equity-focused portfolio companies that are fair valued by our Board of Directors. These nine companies accounted for approximately $33.6 million, or 32.8 percent, of the total value of our equity-focused venture capital portfolio, not including our rights to milestone payments from the sale of BioVex Group, Inc., to Amgen, Inc. As of December 31, 2012, non-performance risk was a significant factor in determining the values of nine of our 27 equity-focused portfolio companies that are fair valued by our Board of Directors. These nine companies accounted for approximately $34.6 million, or 33.7 percent, of the total value of our equity-focused venture capital portfolio, not including our rights to milestone payments from the sale of BioVex Group, Inc., to Amgen, Inc., or our rights to milestone payments from the sale of Nextreme Thermal Solutions, Inc., to Laird Technologies, Inc.

We also note that our valuation of our securities of Molecular Imprints, Inc., includes $3,033,338 that is ascribed to a non-convertible bridge note. The principal plus interest of this note was repaid in full in the third quarter of 2011. The remaining value results from a liquidation preference that survived the repayment of the note and, as currently written, would pay the Company $4,044,450 should the company be sold for more than its outstanding debt and a contractual payment to management of Molecular Imprints. This amount assumes that the total non-convertible bridge note preferences of $10.5 million are paid in full. Our value of this portion of our securities of Molecular Imprints as of March 31, 2013, reflects a probability-weighted discount applied to the total amount of the preference.

As of March 31, 2013, our top ten investments by value accounted for approximately 73 percent of the value of our equity-focused venture capital portfolio.

Top Ten Equity-Focused Investments by Value

Company Name	Value as of Mar. 31, 2013	Cumulative % of Equity-Focused Venture Capital Portfolio

Xradia, Inc.	$13,140,763	13%

Adesto Technologies Corp.	$12,146,137	25%

Solazyme,Inc.	$12,062,622	37%

SiOnyx, Inc.	$7,701,933	44%

Molecular Imprints, Inc.	$6,960,944	51%

Metabolon, Inc.	$6,081,793	57%

D-Wave Systems, Inc.	$5,994,727	63%

Nanosys, Inc.	$3,948,997	67%

HzO, Inc.	$3,417,113	70%

Bridgelux, Inc.	$3,412,806	73%

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

Three months ended March 31, 2013, as compared with the three months ended March 31, 2012

In the three months ended March 31, 2013, we had a net decrease in net assets resulting from operations of $2,060,192. In the three months ended March 31, 2012, we had a net increase in net assets resulting from operations of $5,580,183.

Investment Income and Expenses:

We had net operating losses of $1,935,573 and $2,089,381 for the three months ended March 31, 2013, and March 31, 2012, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expense of $314,721 in 2013 primarily associated with the compensation cost for restricted stock as compared with $447,824 for the same period in 2012 associated with the prior years' granting of stock options. During the three months ended March 31, 2013, and 2012, total investment income was $185,090 and $160,890, respectively. During the three months ended March 31, 2013, and 2012, total operating expenses were $2,120,663 and $2,250,271, respectively.

During the three months ended March 31, 2013, as compared with the same period in 2012, investment income increased, reflecting an increase in interest income from non-convertible promissory notes, subordinated and senior secured debt, senior secured debt through a participation agreement and an increase in our average holdings of U.S. government securities, offset by a decrease in interest income from convertible bridge notes. During the three months ended March 31, 2013, our average holdings of U.S. government securities were $13,999,230. As of March 31, 2012, we had no holdings of U.S. government securities, primarily owing to the decrease in yield available over the durations of maturities in which we were willing to invest and the availability of fully FDIC insured demand deposit bank accounts.

Operating expenses, including non-cash, stock-based compensation expense, were $2,120,663 and $2,250,271 for the three months ended March 31, 2013, and March 31, 2012, respectively. The decrease in operating expenses for the three months ended March 31, 2013, as compared with the three months ended March 31, 2012, was primarily owing to decreases in salaries, benefits and stock-based compensation expense, administration and operations expense and directors' fees and expenses, offset by increases in professional fees, rent expense and custody fees. Salaries, benefits and stock-based compensation expense decreased by $71,706, or 5.2 percent, for the three months ended March 31, 2013, as compared with March 31, 2012, primarily as a result of a decrease in non-cash stock-based compensation expense of $133,103 associated with the Stock Plan, offset by increases in salaries of employees owing to cost of living adjustments and costs associated with increases in salary for three of our employees who were promoted in 2013 from their positions in 2012. While the non-cash, stock-based compensation expense for the Stock Plan increased our operating expenses by $314,721, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value. Administration and operations expense decreased by $146,469, or 41.1 percent, through March 31, 2013, as compared with March 31, 2012, primarily as a result of decreases in costs associated with investor outreach expenses and timing differences related to certain accrued expenses. We did not hold a Meet the Portfolio Day during the three months ended March 31, 2013, as compared with costs of approximately $37,898 associated with such an event in the comparable period in 2012. Directors' fees and expenses decreased by $23,356, or 24.4 percent, through March 31, 2013, as compared with March 31, 2012, primarily owing to the retirement of two members of our Board of Directors in 2012.

Professional fees increased by $112,387, or 41.1 percent, through March 31, 2013, as compared with March 31, 2012, primarily as a result of an increase in certain legal fees. Rent expense increased by $2,772, or 2.8 percent, for the period ended March 31, 2013, as compared with the three months ended March 31, 2012. Our rent expense of $101,215 for the three months ended March 31, 2012, includes $110,519 of rent paid in cash, net of $9,304 non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term. Custody fees increased by $2,938, or 27.1 percent, for the three months ended March 31, 2013, as compared with March 31, 2012.

Realized Income and Losses from Investments:

During the three months ended March 31, 2013, we realized net losses on investments of $3,376,163. During the three months ended March 31, 2012, we realized net gains on investments of $669,503.

During the three months ended March 31, 2013, we realized net losses of $3,376,163, consisting primarily of a realized loss on our investment in Nextreme Thermal Solutions, Inc., of $4,384,762, a realized loss of $540,106 on the sale of 50,807 shares of NeoPhotonics Corporation, including the sale of 50,800 shares that were called subject to the terms of call option contracts, and a realized loss of $57,082 on the expiration of certain Solazyme, Inc., purchased put option contracts, offset by a realized gain of $1,433,109 on the sale of 251,300 shares of Solazyme that were called subject to the terms of written call option contracts and a realized gain of $23,949 on the repurchase and expiration of certain Solazyme and NeoPhotonics written call option contracts. At March 31, 2013, we still owned 1,546,490 shares of Solazyme. At March 31, 2013, we did not hold any shares of NeoPhotonics. We also had a realized gain of $148,729 on our escrow payment from the sale of Crystal IS, Inc.

During the three months ended March 31, 2012, we realized net gains of $669,503, consisting primarily of realized gains on our escrow payments from the sales of BioVex Group, Inc., and Crystal IS, Inc., and a realized gain of $165,000 on the repurchase of certain Solazyme, Inc., written call options.

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the three months ended March 31, 2013, net unrealized depreciation on total investments decreased by $3,273,554, or (87.6) percent, from accumulated net unrealized depreciation of $3,738,387 at December 31, 2012, to accumulated net unrealized depreciation of $464,833 at March 31, 2013. During the three months ended March 31, 2012, net unrealized appreciation on total investments increased by $7,008,136, or 71.1 percent, from accumulated net unrealized appreciation of $9,851,603 at December 31, 2011, to accumulated net unrealized appreciation of $16,859,739 at March 31, 2012.

During the three months ended March 31, 2013, net unrealized depreciation on our venture capital investments decreased by $3,150,749, from net unrealized depreciation of $3,748,631 at December 31, 2012, to net unrealized depreciation of $597,882 at March 31, 2013, resulting primarily from an increase in unrealized appreciation of $4,384,762 on our investment in Nextreme Thermal Solutions, Inc., owing to a realized loss on the sale of its securities.

During the three months ended March 31, 2013, we had write-downs in the valuations of the following investments held:

Investment	Amount of Write-Down

Contour Energy Systems, Inc.	$1,279,064
Ancora Pharmaceuticals Inc.	846,889
OpGen, Inc.	815,000
Senova Systems, Inc.	605,769
Ensemble Therapeutics Corporation	93,183
Solazyme, Inc.	92,789
ABSMaterials, Inc.	34,165
Produced Water Absorbents, Inc.	28,170
SiOnyx, Inc.	23,411
Metabolon, Inc.	16,292
D-Wave Systems, Inc.	5,285

The write-downs for the three months ended March 31, 2013, were offset by write-ups in the valuations of the following investments held:

Investment	Amount of Write-Up

Bridgelux, Inc.	$1,077,225
Xradia, Inc.	837,079
HzO, Inc.	569,060
AgBiome, LLC	500,000
Laser Light Engines, Inc.	280,280
Enumeral Biomedical Corp.	239,481
GEO Semiconductor, Inc.	41,371
OHSO Clean, Inc.	6,124
Cobalt Technologies, Inc.	6,051
Nano Terra, Inc.	4,589
Champions Oncology, Inc.	3,824
Nanosys, Inc.	260

We had an increase in unrealized appreciation of $4,078 on the rights to milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc.

We had a decrease in unrealized appreciation owing to foreign currency translation of $113,006 on our investment in D-Wave Systems, Inc.

We had an increase in unrealized appreciation of $530,934 on our investment in NeoPhotonics Corporation owing to realized losses on the sale of its securities.

We had a decrease in unrealized appreciation of $1,381,346 on our investment in Solazyme, Inc., owing to realized gains on the sale of its securities.

Unrealized appreciation on our U.S. government securities portfolio decreased from unrealized appreciation of $2,744 at December 31, 2012, to unrealized appreciation of $189 at March 31, 2013.

During the three months ended March 31, 2012, net unrealized appreciation on our venture capital investments increased by $7,220,971, from net unrealized appreciation of $9,731,603 at December 31, 2011, to net unrealized appreciation of $16,952,574 at March 31, 2012, owing primarily to write-ups in the valuations of the following investments held:

Investment	Amount of Write-Up

Solazyme, Inc.	$6,290,327
Xradia, Inc.	1,114,233
D-Wave Systems, Inc.	446,460
Ensemble Therapeutics Corporation	268,289
SiOnyx, Inc.	82,375
NeoPhotonics Corporation	67,636
Nano Terra, Inc.	9,719
OHSO Clean, Inc.	4,483
Ancora Pharmaceuticals Inc.	2,294

The write-ups for the three months ended March 31, 2012, were offset by write-downs in the valuations of the following investments held:

Investment	Amount of Write-Down

Nantero, Inc.	$561,603
Cobalt Technologies, Inc.	250,588
Senova Systems, Inc.	173,077
Ultora, Inc.	107,500
Bridgelux, Inc.	42,939
Metabolon, Inc.	16,223
Laser Light Engines, Inc.	14,740
GEO Semiconductor, Inc.	1,714

We had a decrease in unrealized appreciation of $9,905 on the rights to milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc., in the first quarter of 2011.

We had an increase in unrealized appreciation owing to foreign currency translation of $113,444 on our investment in D-Wave Systems, Inc.

Financial Condition

March 31, 2013

At March 31, 2013, our total assets and net assets were $130,046,003 and $127,749,103, respectively. At December 31, 2012, they were $131,990,250 and $128,436,774, respectively.

At March 31, 2013, our net asset value per share was $4.11, as compared with $4.13 at December 31, 2012. At March 31, 2013, and December 31, 2012, our shares outstanding were 31,116,881.

Significant developments in the three months ended March 31, 2013, included a decrease in the holdings of our venture capital investments of $138,690 and a decrease in our cash of $1,318,171. The decrease in the value of our venture capital investments from $108,002,191 at December 31, 2012, to $107,863,501 at March 31, 2013, resulted primarily from a decrease in the net value of our venture capital investments of $3,150,749 and a net decrease of $2,128,451 owing to the sale of certain of our shares of Solazyme, Inc., and NeoPhotonics Corporation, offset by an increase owing to eight follow-on investments of $2,515,710. The decrease in our cash and treasury holdings from $22,377,991 at December 31, 2012, to $21,059,820 at March 31, 2013, is primarily owing to the payment of cash for operating expenses of $1,808,693 and to follow-on venture capital investments totaling $2,515,710, offset by net proceeds of $2,128,451 received from the sale of certain of our shares of Solazyme and NeoPhotonics, net premium proceeds of $288,217 received from certain Solazyme and NeoPhotonics written call options and purchased put option contracts and $949,469 received from the portion of our payment held in escrow from the sale of Innovalight, Inc.

The following table is a summary of additions to our portfolio of venture capital investments made during the three months ended March 31, 2013:

Follow-On Investments	Amount of Investment

Adesto Technologies Corporation	$672,070
D-Wave Systems, Inc.	491,100
Ancora Pharmaceuticals Inc.	350,000
HzO, Inc.	350,000
Nano Terra, Inc.	350,000
Champions Oncology, Inc.	200,000
Ensemble Therapeutics Corporation	73,620
Cobalt Technologies, Inc.	28,920

Total	$2,515,710

The following tables summarize the values of our portfolios of venture capital investments and U.S. government obligations, as compared with their cost, at March 31, 2013, and December 31, 2012:

	March 31, 2013	December 31, 2012

Venture capital investments, at cost	$108,461,383	$111,750,822
Net unrealized (depreciation) (1)	(597,882)	(3,748,631)
Venture capital investments, at value	$107,863,501	$108,002,191

	March 31, 2013	December 31, 2012

U.S. government obligations, at cost	$13,999,531	$13,996,136
Net unrealized appreciation(1)	189	2,744
U.S. government obligations, at value	$13,999,720	$13,998,880

(1)At March 31, 2013, and December 31, 2012, the net accumulated unrealized depreciation on investments was $464,833 and $3,738,387, respectively.

Liquidity

Our liquidity and capital resources are generated and are generally available through our cash holdings, interest earned on our investments on U.S. government securities, cash flows from the sales of U.S. government securities and payments received on our venture debt investments, proceeds from periodic follow-on equity offerings and realized capital gains retained for reinvestment.

We fund our day-to-day operations using interest earned and proceeds from our cash holdings, the sales of our investments in U.S. government securities, when applicable, and interest earned from our venture debt securities. We believe the increase or decrease in the value of our venture capital investments does not materially affect the day-to-day operations of the Company or our daily liquidity. As of March 31, 2013, and December 31, 2012, we had no investments in money market mutual funds.

We have a $10 million three-year revolving credit facility with TD Bank, N.A. This credit facility is used to fund our venture debt investments and not for the payment of day-to-day operating expenses. As of March 31, 2013, we had no debt outstanding. We have not issued any debt securities, and, therefore, are not subject to credit agency downgrades.

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

At March 31, 2013 and December 31, 2012, our total net primary liquidity was $21,127,489 and $22,461,202, respectively. Our primary liquidity is principally comprised of our cash, U.S. government securities, when applicable, and certain receivables. The decrease in our primary liquidity from December 31, 2012, to March 31, 2013, is primarily owing to the use of funds for investments and payment of net operating expenses, offset by the receipt of $949,469 from the portion of our upfront payment held in escrow from the sale of Innovalight, Inc., to DuPont and net proceeds of $2,128,451 received from the sales of certain of our shares of Solazyme, Inc., and NeoPhotonics Corporation. During the three months ended March 31, 2013, we also purchased and sold call option and put option contracts on our publicly traded positions generating net proceeds of $288,217.

At March 31, 2013, and December 31, 2012, our secondary liquidity was $13,614,502 and $15,770,488, respectively. Our secondary liquidity consists of our publicly traded securities. Although these companies are publicly traded, their stock may not trade at high volumes and prices can be volatile, which may restrict our ability to sell our positions at any given time. We may also be restricted for a period of time in selling our positions in these companies due to our shares being unregistered. As of March 31, 2013, none of our publicly traded securities were restricted from sale.

We do not include funds held in escrow from the sale of investments in primary or secondary liquidity. These funds become primary liquidity if and when they are received at the expiration of the escrow period. On April 4, 2013, we received proceeds of $273,361 from the release of the Crystal IS escrow.

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

Except for a rights offering, we are generally not able to issue and sell our common stock at a price below our net asset value per share, exclusive of any distributing commission or discount, without shareholder approval. As of March 31, 2013, our net asset value per share was $4.11 per share and our closing market price was $3.60 per share. We do not currently have shareholder approval to issue or sell shares below our net asset value per share.

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

The Company’s outstanding debt balance at March 31, 2013, and December 31, 2012, was $0. The annual weighted average interest cost for the three months ended March 31, 2013, was zero percent, exclusive of amortization of closing fees and other expenses related to establishing the credit facility. The remaining capacity under the credit facility was $10,000,000 at March 31, 2013. At March 31, 2013, the Company was in compliance with all financial covenants required by the credit facility.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows:

	Payments Due by Period
		Less than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Revolving credit facility(1)	$0	$0	$0	$0	$0
Operating leases	$1,975,366	$335,451	$543,423	$585,768	$510,724

(1) As of March 31, 2013, we had $10,000,000 of unused borrowing capacity under our credit facility.

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

Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") As of March 31, 2013, our financial statements include venture capital investments valued at $95,800,879, the fair values of which were determined in good faith by, or under the direction of, the Board of Directors. As of March 31, 2013, approximately 75 percent of our net assets represent investments in portfolio companies at fair value by the Board of Directors.

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

Historically, difficult venture capital environments have resulted in companies not receiving financing and being subsequently closed down with a loss of investment to venture investors, and other companies receiving financing but at significantly lower valuations than the preceding rounds, leading to very deep dilution for those who do not participate in the new rounds of investment. Our best estimate of this non-performance risk has been quantified and included in the valuation of our portfolio companies as of March 31, 2013.

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

As of March 31, 2013, approximately 88.8 percent of our portfolio company investments were classified as Level 3 in the hierarchy, indicating a high level of judgment required in their valuation.

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

The discount rate reflects the current rate at which the post-retirement medical benefit and pension liabilities could be effectively settled considering the timing of expected payments for plan participants. In estimating this rate, we consider the Citigroup Pension Liability Index in the determination of the appropriate discount rate assumptions. The weighted average rate we utilized to measure our post retirement medical benefit obligation as of December 31, 2012, and to calculate our 2013 expense was 4.25 percent. The plan amendment was measured at March 1, 2013, using a discount rate of 4.41 percent. We used a discount rate of 2.75 percent to calculate our pension obligation for the Executive Mandatory Retirement Benefit Plan.

Recent Developments - Portfolio Companies

In April 2013, we sold 300 written call option contracts on Solazyme, Inc., that expired on April 20, 2013, with a strike price of $7.50. We received premiums of approximately $10,077 for these contracts. We also purchased put options on Solazyme that expired on April 20, 2013, with a strike price of $7.50. We paid premiums of approximately $9,490.

In April 2013, we were assigned on a total of 50,000 shares of Solazyme, Inc., relating to the April 20, 2013, written call option contracts. We received net proceeds of approximately $373,292 related to these sales.

During the period from April 1, 2013, through May 8, 2013, we also sold 108,232 shares of Solazyme, Inc., in open market transactions for net proceeds of $913,393.

On April 4, 2013, we received $273,361 upon the release of funds held in escrow from the acquisition of Crystal IS, Inc., by Asahi Kasei Group in 2011.

On April 4 and 5, 2013, GEO Semiconductor, Inc., repaid to us all outstanding principal and interest totaling $490,313. We continue to own warrants to purchase Series A and Series A-1 Preferred Stock of GEO Semiconductor.

On April 9, 2013, the Company made a $260,870 follow-on investment in AgBiome, LLC, a privately held portfolio company.

On April 24, 2013, the Company made a $100,000 follow-on investment in a privately held portfolio company.

On April 25, 2013, the Company made a $300,000 follow-on investment in Ancora Pharmaceuticals Inc., a privately held portfolio company.

On April 29, 2013, the Company made a $166,667 follow-on investment in a privately held portfolio company.

On April 30, 2013, the Company made a $750,000 follow-on investment in Enumeral Biomedical Corp., a privately held portfolio company.

On May 2, 2013, the Company made a $1,212,500 follow-on investment in HzO, Inc., a privately held portfolio company.

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

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we have historically funded a portion of our venture debt investments with borrowings, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Our borrowings under our credit facility bear interest, at our option, based on either (a) LIBOR plus 1.25 percent or (2) the higher of the federal funds rate plus 50 basis points or the U.S. prime rate. The interest rates are fixed for the interest period selected. However, these interest periods renew approximately every three months. Therefore, variations in interest rates affect the rates at which we can borrow and may increase our interest expense during any given period. Additionally, in the future, we may fund a portion of our equity investments with borrowings. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in future quarters. At March 31, 2013, we had no debt outstanding.

We may also invest in both short- and long-term U.S. government and agency securities. To the extent that we invest in short- and long-term U.S. government and agency securities, changes in interest rates result in changes in the value of these obligations that result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements, and the quantity and duration of long-term U.S. government and agency securities held by the Company, and it will vary from period to period. If the average interest rate on U.S. government securities at March 31, 2013, were to increase by 25, 75 and 150 basis points, the average value of these securities held by us at March 31, 2013, would decrease by approximately $35,000, $105,000 and $210,000, respectively, and the portion of our net asset value attributable to such securities would decrease correspondingly.

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

Foreign Currency Risk

Most of our investments are denominated in U.S. dollars. We currently have one investment denominated in Canadian dollars. We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates. The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates is $506,172 at March 31, 2013.

Item 4.  Controls and Procedures

(a)  Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the 1934 Act). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures. As of March 31, 2013, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

(b)  Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the first quarter of 2013 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1A.   Risk Factors

Investing in our common stock involves significant risks relating to our business and investment objective. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2012, before you purchase any of our common stock.

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

Harris & Harris Group, Inc.

/s/	Douglas W. Jamison
By:	Douglas W. Jamison
Chief Executive Officer

/s/	Patricia N. Egan
By:	Patricia N. Egan
Chief Financial Officer

Date: May 10, 2013

EXHIBIT INDEX

Exhibit No.	Description

31.01	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

