Form 10-Q
period 2013-06-30
HARRIS & HARRIS GROUP INC /NY/
filed 2013-08-09
CIK 893739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      ☐           No      ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2013
Common Stock, $0.01 par value per share	31,159,256 shares

Harris & Harris Group, Inc.

Form 10-Q, June 30, 2013

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

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2013	December 31, 2012
	(Unaudited)

ASSETS

Investments, in portfolio securities at value:
Unaffiliated privately held companies (cost: $29,344,862 and $29,365,558, respectively)	$29,448,686	$24,949,756
Unaffiliated rights to milestone payments (adjusted cost basis: $3,291,750 and $3,291,750, respectively)	3,383,720	3,400,734
Unaffiliated publicly traded securities (cost: $3,570,595 and $5,070,447, respectively)	10,416,633	14,422,261
Non-controlled affiliated privately held companies (cost: $59,055,188 and $57,789,263, respectively)	61,485,282	60,792,397
Non-controlled affiliated publicly traded companies (cost: $0 and $2,000,000, respectively)	0	1,348,227
Controlled affiliated privately held companies (cost: $15,156,205 and $14,233,804, respectively)	3,991,102	3,088,816
Total, investments in private portfolio companies, rights to milestone payments and public securities at value (cost: $110,418,600 and $111,750,822, respectively)	$108,725,423	$108,002,191
Investments, in U.S. Treasury obligations at value (cost: $13,999,865 and $13,996,136, respectively)	13,999,860	13,998,880
Cash	8,194,919	8,379,111
Receivable from sales of investments (Note 3)	3,783,586	0
Restricted funds (Note 3)	10,025	10,015
Funds held in escrow from sales of investments at value	0	1,052,345
Receivable from portfolio company	4,160	23,830
Interest receivable	16,126	49,068
Prepaid expenses	241,333	97,410
Other assets	353,413	377,400
Total assets	$135,328,845	$131,990,250

LIABILITIES & NET ASSETS

Accounts payable and accrued liabilities	$1,339,064	$1,262,202
Post retirement plan liabilities (Note 8)	826,082	1,876,447
Deferred rent	350,018	368,977
Written call options payable (premiums received:
$478,676 and $50,000, respectively) (Note 7)	746,000	42,500
Debt interest and other payable	3,792	3,350
Total liabilities	3,264,956	3,553,476

Net assets	$132,063,889	$128,436,774

Net assets are comprised of:
Preferred stock, $0.10 par value, 2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares authorized at 6/30/13 and 12/31/12; 32,987,996 issued at 6/30/13 and 32,945,621 issued at 12/31/12	329,880	329,456
Additional paid in capital (Note 9)	213,762,334	213,194,474
Accumulated net operating and realized loss	(77,676,550)	(77,943,238)
Accumulated unrealized depreciation of investments	(1,960,506)	(3,738,387)
Accumulated other comprehensive income (Note 8)	1,014,262	0
Treasury stock, at cost (1,828,740 shares at 6/30/13 and 12/31/12)	(3,405,531)	(3,405,531)

Net assets	$132,063,889	$128,436,774

Shares outstanding	31,159,256	31,116,881
Net asset value per outstanding share	$4.24	$4.13

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Investment income (loss):
Interest from:
Unaffiliated companies	$56,851	$71,257	$131,846	$121,321
Non-controlled affiliated companies	22,207	(193,188)	37,512	(150,376)
Controlled affiliated companies	62,390	39,658	109,194	67,000
Cash and U.S. Treasury obligations and other	3,374	6,387	9,033	12,699
Miscellaneous income	45,141	47,440	87,468	81,800
Total investment income (loss)	189,963	(28,446)	375,053	132,444

Expenses:
Salaries, benefits and stock-based compensation (Note 9)	1,442,714	2,558,000	2,760,399	3,947,391
Administration and operations	266,130	225,542	476,345	582,226
Professional fees	277,138	244,296	662,868	517,639
Rent (Note 3)	101,486	99,254	202,701	197,697
Directors’ fees and expenses	58,406	81,906	130,876	177,732
Custody fees	13,981	11,127	27,774	21,982
Depreciation	14,172	14,645	27,896	28,598
Interest and other debt expenses	5,874	12,064	11,705	23,840
Total expenses	2,179,901	3,246,834	4,300,564	5,497,105

Net operating loss	(1,989,938)	(3,275,280)	(3,925,511)	(5,364,661)

Net realized gain (loss):
Realized gain (loss) from investments:
Unaffiliated companies	105,313	0	105,313	476,887
Non-Controlled affiliated companies	0	(16,195)	(4,236,033)	11,421
Publicly traded companies	7,651,057	670,879	8,544,061	670,879
Written call options	(150,710)	213,338	(126,762)	378,338
Purchased put options	(15,127)	0	(72,209)	0
Realized gain from investments	7,590,533	868,022	4,214,370	1,537,525

Income tax expense (Note 10)	161	0	22,171	8,075
Net realized gain from investments	7,590,372	868,022	4,192,199	1,529,450

Net increase (decrease) in unrealized appreciation on investments:
Change as a result of investment sales	(5,417,562)	(670,879)	(1,883,212)	(670,879)
Change on investments held	4,322,073	1,543,565	3,935,917	8,764,536
Change on written call options	(400,184)	(371,347)	(274,824)	(584,182)
Net (decrease) increase in unrealized appreciation on investments	(1,495,673)	501,339	1,777,881	7,509,475

Net realized and unrealized gains on investments	6,094,699	1,369,361	5,970,080	9,038,925

Net increase (decrease) in net assets resulting from operations:

Total	$4,104,761	$(1,905,919)	$2,044,569	$3,674,264

Per average basic and diluted outstanding share	$0.13	$(0.06)	$0.07	$0.12

Average outstanding shares – basic and diluted	31,118,358	31,000,601	31,117,624	31,000,601

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net increase (decrease) resulting from operations	$4,104,761	$(1,905,919)	$2,044,569	$3,674,264

Other comprehensive income:

Prior service cost (Note 8)	0	0	1,101,338	0
Amortization of prior service cost	(43,538)	0	(87,076)	0

Other comprehensive (loss) income	(43,538)	0	1,014,262	0

Comprehensive income (loss)	$4,061,223	$(1,905,919)	$3,058,831	$3,674,264

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012

Cash flows used in operating activities:
Net increase in net assets resulting from operations	$2,044,569	$3,674,264
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized gain and unrealized appreciation on investments	(5,992,251)	(9,047,000)
Depreciation of fixed assets, amortization of premium or discount on U.S. government securities, and bridge note interest	(138,475)	103,547
Stock-based compensation expense	630,201	1,985,119
Purchase of U.S. government securities	(55,998,943)	0
Sale of U.S. government securities	56,000,000	0
Purchase of affiliated portfolio companies	(6,429,843)	(5,368,669)
Purchase of unaffiliated portfolio companies	(678,307)	(874,530)
Principal payments received on debt investments	627,773	203,962
Proceeds from sale of investments	13,161,839	1,844,152
Proceeds from call option premiums	844,498	2,324,314
Payments for put and call option purchases	(309,578)	(1,334,370)

Changes in assets and liabilities:
Restricted funds	(10)	(497,974)
Receivable from sales of investments	(3,783,586)	0
Receivable from portfolio company	19,670	10,990
Interest receivable	32,942	6,835
Prepaid expenses	(143,923)	213,391
Other assets	0	(525)
Post retirement plan liabilities	(36,103)	105,248
Accounts payable and accrued liabilities	50,120	75,398
Deferred rent	(18,959)	(15,704)

Net cash used in operating activities	(118,366)	(6,591,552)

Cash flows from investing activities:
Purchase of fixed assets	(3,909)	(15,516)
Net cash used in investing activities	(3,909)	(15,516)

Cash flows from financing activities:
Payment of withholdings related to net settlement of restricted stock	(61,917)	0
Proceeds from drawdown of credit facility	0	500,000

Net cash (used in) provided by financing activities	(61,917)	500,000

Net decrease in cash	$(184,192)	$(6,107,068)

Cash at beginning of the period	8,379,111	33,841,394
Cash at end of the period	$8,194,919	$27,734,326

Supplemental disclosures of cash flow information:
Income taxes paid	$22,171	$8,075
Interest paid	$0	$13,405

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended	Year Ended
	June 30, 2013	December 31, 2012
	(Unaudited)

Changes in net assets from operations:

Net operating loss	$(3,925,511)	$(8,803,343)
Net realized gain on investments	4,192,199	2,406,433
Net decrease in unrealized appreciation on investments as a result of sales	(1,883,212)	(1,427,730)
Net increase (decrease) in unrealized appreciation on investments held	3,935,917	(12,049,760)
Net decrease in unrealized appreciation on written call options	(274,824)	(112,500)

Net increase (decrease) in net assets resulting from operations	2,044,569	(19,986,900)

Changes in net assets from capital stock transactions:

Acquisition of vested restricted stock awards to pay required employee withholding	(61,917)	(203,676)
Stock-based compensation expense	630,201	2,928,943

Net increase in net assets resulting from capital stock transactions	568,284	2,725,267

Changes in net assets from accumulated other comprehensive income:

Other comprehensive income	1,014,262	0

Net increase in net assets resulting from accumulated other comprehensive income	1,014,262	0

Net increase (decrease) in net assets	3,627,115	(17,261,633)

Net Assets:

Beginning of the period	128,436,774	145,698,407

End of the period	$132,063,889	$128,436,774

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2013
(Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 32.7% of net assets at value

Private Placement Portfolio (Illiquid) (4) – 22.3% of net assets at value

Bridgelux, Inc. (7)(8)(10)		Energy
Manufacturing high-power light emitting diodes (LEDs) and arrays
Series B Convertible Preferred Stock	(M)		$1,000,000	1,861,504	$1,494,464
Series C Convertible Preferred Stock	(M)		1,352,196	2,130,699	1,898,508
Series D Convertible Preferred Stock	(M)		1,371,622	999,999	1,284,225
Series E Convertible Preferred Stock	(M)		672,599	440,334	654,788
Series E-1 Convertible Preferred Stock	(M)		534,482	399,579	480,234
Warrants for Series C Convertible Preferred Stock expiring 12/31/14	( I )		168,270	163,900	79,600
Warrants for Series D Convertible Preferred Stock expiring 8/26/14	( I )		88,531	124,999	63,010
Warrants for Series D Convertible Preferred Stock expiring 3/10/15	( I )		40,012	41,666	25,498
Warrants for Series E Convertible Preferred Stock expiring 12/31/17	( I )		93,969	170,823	182,578
Warrants for Common Stock expiring 6/1/16	( I )		72,668	132,100	4,095
Warrants for Common Stock expiring 10/21/18	( I )		18,816	84,846	5,051
			5,413,165		6,172,051

Cambrios Technologies Corporation (7)(9)(10)		Electronics
Developing nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock	(M)		1,294,025	1,294,025	700,454
Series C Convertible Preferred Stock	(M)		1,300,000	1,300,000	703,688
Series D Convertible Preferred Stock	(M)		515,756	515,756	870,338
Series D-2 Convertible Preferred Stock	(M)		92,400	92,400	86,625
Series D-4 Convertible Preferred Stock	(M)		216,168	216,168	202,658
			3,418,349		2,563,763

Cobalt Technologies, Inc. (7)(9)(11)		Energy
Developing processes for making bio-butanol through biomass fermentation
Series C-1 Convertible Preferred Stock	(M)		749,998	352,112	939,188
Series D-1 Convertible Preferred Stock	(M)		122,070	48,828	141,538
Series E-1 Convertible Preferred Stock	(M)		114,938	46,089	112,843
Warrants for Series E-1 Pref. Stock expiring on 10/9/22	( I )		2,781	1,407	3,112
Warrants for Series E-1 Pref. Stock expiring on 3/11/23	( I )		5,355	2,707	6,040
			995,142		1,202,721

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2013
(Unaudited)

	Method of	Primary	Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 32.7% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) – 22.3% of net assets at value (Cont.)

Ensemble Therapeutics Corporation (7)(9)(12)		Life Sciences
Developing DNA-Programmed ChemistryTM for the discovery of new classes of therapeutics
Series B Convertible Preferred Stock	(M)		$2,000,000	1,449,275	$192,899
Secured Convertible Bridge Note, 8%, acquired 9/11/08	(M)		346,477	$250,211	1,592,052
Secured Convertible Bridge Note, 8%, acquired 12/10/09	(M)		62,796	$48,868	306,067
Secured Convertible Bridge Note, 8%, acquired 1/25/12	(M)		121,974	$109,400	666,579
Secured Convertible Bridge Note, 8%, acquired 3/28/13	(M)		75,152	$73,598	441,530
Secured Convertible Bridge Note, 8%, acquired 6/24/13	(M)		25,807	$25,759	154,039
			2,632,206		3,353,166

GEO Semiconductor Inc.		Electronics
Developing programmable, high-performance video and geometry processing solutions
Participation Agreement with Montage Capital relating to the following assets:
Warrants for Series A Pref. Stock expiring on 9/17/17	( I )		66,684	100,000	85,257
Warrants for Series A-1 Pref. Stock expiring on 6/30/18	( I )		23,566	34,500	29,979
Loan and Security Agreement with GEO Semiconductor relating to the following assets:
Warrants for Series A Pref. Stock expiring on 3/1/18	( I )		7,512	10,000	8,239
Warrants for Series A-1 Pref. Stock expiring on 6/29/18	( I )		7,546	10,000	8,268
			105,308		131,743

Mersana Therapeutics, Inc. (7)(9)(13)		Life Sciences
Developing treatments for cancer based on novel drug delivery polymers
Series A-1 Convertible Preferred Stock	(M)		316,453	294,019	316,453
Common Stock	(M)		3,875,395	350,539	108,667
			4,191,848		425,120

Molecular Imprints, Inc. (7)(10)(14)		Electronics
Manufacturing nanoimprint lithography capital equipment
Series B Convertible Preferred Stock	(M)		2,000,000	1,333,333	1,789,108
Series C Convertible Preferred Stock	(M)		2,406,595	1,285,071	2,138,498
Non-Convertible Bridge Note	( I )		0	$0	3,033,338
			4,406,595		6,960,944

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2013
(Unaudited)

	Method of	Primary	Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 32.7% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) – 22.3% of net assets at value (Cont.)

Nanosys, Inc. (7)		Energy
Developing inorganic nanowires and quantum dots for use in LED-backlit devices
Series C Convertible Preferred Stock	(M)		$1,500,000	803,428	$185,701
Series D Convertible Preferred Stock	(M)		3,000,003	1,016,950	2,815,752
Series E Convertible Preferred Stock	(M)		496,573	433,688	699,113
Unsecured Convertible Bridge Note, 4%, acquired 7/16/12	(M)		45,502	$43,821	249,595
			5,042,078		3,950,161

Nano Terra, Inc. (9)		Energy
Developing surface chemistry and nano-manufacturing solutions
Senior secured debt, 12.0%, maturing on 12/1/15	( I )		844,991	$880,394	861,700
Warrants for Series A-2 Pref. Stock expiring on 2/22/21	( I )		69,168	446,248	65,351
Warrants for Series C Pref. Stock expiring on 11/15/22	( I )		35,403	241,662	34,909
			949,562		961,960

Nantero, Inc. (7)(9)(10)		Electronics
Developing a high-density, nonvolatile,random access memory chip, enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		489,999	345,070	1,349,224
Series B Convertible Preferred Stock	(M)		323,000	207,051	809,569
Series C Convertible Preferred Stock	(M)		571,329	188,315	736,312
Series D Convertible Preferred Stock	(M)		139,075	35,569	139,075
			1,523,403		3,034,180

OHSO Clean, Inc. (15)		Life Sciences
Developing natural, hypoallergenic household cleaning products enabled by nanotechnology-enabled formulations of thyme oil
Participation Agreement with Montage Capital relating to the following assets:
Senior secured debt, 13.00%, maturing on 3/31/15	( I )		575,464	$675,840	624,200
Warrants for Series C Pref. Stock expiring on 3/30/22	( I )		91,742	1,109,333	68,677
			667,206		692,877
Total Unaffiliated Private Placement Portfolio (cost: $29,344,862)					$29,448,686

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2013
(Unaudited)

	Method of	Primary	Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Rights to Milestone Payments (Illiquid) (5) – 2.6% of net assets at value

Amgen, Inc. (7)(10)		Life Sciences
Rights to Milestone Payments from
Acquisition of BioVex Group, Inc.	( I )		$3,291,750	$3,291,750	$3,383,720

Laird Technologies, Inc. (7)(10)		Energy
Rights to Milestone Payments from Merger &
Acquisition of Nextreme Thermal Solutions, Inc.	( I )		0	0	0

Total Unaffiliated Rights to Milestone Payments (cost: $3,291,750)					$3,383,720

Publicly Traded Portfolio (6) – 7.9% of net assets at value

Solazyme, Inc. (10)(16)		Energy
Developing algal biodiesel, industrial chemicals and specialty ingredients using synthetic biology
Common Stock	(M)		$1,370,595	580,000	$6,797,600

Champions Oncology, Inc. (10)(17)		Life Sciences
Developing its TumorGraftTM platform for personalized medicine and drug development
Common Stock	(M)		2,199,600	3,293,190	3,601,207
Warrants for Common Stock expiring 1/29/18	( I )		400	40,000	17,826
			2,200,000		3,619,033

Total Unaffiliated Publicly Traded Portfolio (cost: $3,570,595)					$10,416,633

Total Investments in Unaffiliated Companies (cost: $36,207,207)					$43,249,039

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2013 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 46.6% of net assets at value

Private Placement Portfolio (Illiquid) (18) – 46.6% of net assets at value

ABSMaterials, Inc. (7)(9)		Energy
Developing nano-structured absorbent materials for environmental remediation
Series A Convertible Preferred Stock	(M)		$435,000	390,000	$143,364
Unsecured Convertible Bridge Note, 8%, acquired 10/1/12	(M)		211,967	$200,000	235,470
			646,967		378,834

Adesto Technologies Corporation (7)(9)		Electronics
Developing low-power, high-performance memory devices
Series A Convertible Preferred Stock	(M)		2,200,000	6,547,619	4,474,625
Series B Convertible Preferred Stock	(M)		2,200,000	5,952,381	4,117,841
Series C Convertible Preferred Stock	(M)		1,485,531	2,122,187	1,643,416
Series D Convertible Preferred Stock	(M)		1,393,147	1,466,470	1,227,285
Subordinated Convertible Bridge Note, 8%, acquired 1/17/13	(M)		696,375	$672,070	696,375
			7,975,053		12,159,542

AgBiome, LLC (formerly AgInnovation, LLC) (7)(9)(10)(19)		Life Sciences
Providing early stage research and discovery for agriculture and utilizing the crop microbiome to identify products that reduce risk and improve yield
Series A-1 Convertible Preferred Stock	(M)		2,000,000	2,000,000	2,500,000
Series A-2 Convertible Preferred Stock	(M)		260,870	208,696	260,870
			2,260,870		2,760,870
Contour Energy Systems, Inc. (7)(9)(10)		Energy
Developing batteries using nano-structured materials
Series A Convertible Preferred Stock	(M)		2,009,995	2,565,798	41,895
Series B Convertible Preferred Stock	(M)		1,300,000	812,500	19,297
Series C Convertible Preferred Stock	(M)		1,200,000	1,148,325	578,342
			4,509,995		639,534

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2013 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 46.6% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (18) – 46.6% of net assets at value (Cont.)

D-Wave Systems, Inc. (7)(9)(10)(20)		Electronics
Developing high-performance quantum computing systems
Series 1 Class B Convertible Preferred Stock	(M)		$1,002,074	1,144,869	$1,414,829
Series 1 Class C Convertible Preferred Stock	(M)		487,804	450,450	556,666
Series 1 Class D Convertible Preferred Stock	(M)		748,473	855,131	1,056,771
Series 1 Class E Convertible Preferred Stock	(M)		248,049	269,280	332,776
Series 1 Class F Convertible Preferred Stock	(M)		238,323	258,721	319,727
Series 2 Class D Convertible Preferred Stock	(M)		736,019	678,264	838,199
Series 2 Class E Convertible Preferred Stock	(M)		659,493	513,900	635,078
Series 2 Class F Convertible Preferred Stock	(M)		633,631	493,747	610,172
Warrants for Common Stock expiring 6/30/15	( I )		98,644	153,890	45,794
			4,852,510		5,810,012

EchoPixel, Inc. (7)(9)(10)(21)		Life Sciences
Developing algorithms and software to improve visualization of data for life science and healthcare applications
Series Seed Convertible Preferred Stock	(M)		750,000	2,516,778	750,000

Enumeral Biomedical Corp. (7)(9)(10)		Life Sciences
Developing therapeutics and diagnostics through functional assaying of single cells
Series A Convertible Preferred Stock	(M)		1,026,832	957,038	1,478,450
Series A-1 Convertible Preferred Stock	(M)		750,000	576,923	836,538
Series A-2 Convertible Preferred Stock	(M)		750,000	517,241	750,000
			2,526,832		3,064,988

HzO, Inc. (7)(9)		Electronics
Developing novel industrial coatings that protect electronics against damage from liquids
Series A Convertible Preferred Stock	(M)		666,667	4,057,294	1,027,713
Series B Convertible Preferred Stock	(M)		3,565,338	14,230,331	3,604,543
			4,232,005		4,632,256

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2013 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Non-Controlled Affiliated Companies (3) – 46.6% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (18) – 46.6% of net assets at value (Cont.)

Kovio, Inc. (7)(9)		Electronics
Developing semiconductor products using
printed electronics and thin-film technologies
Series A' Convertible Preferred Stock	(M)		$5,242,993	2,160,000	$89,830
Series B' Convertible Preferred Stock	(M)		2,006,540	3,015,493	183,417
Secured Subordinated Convertible Bridge Note, 7%,
acquired 6/7/13	(M)		50,230	$50,000	162,730
			7,299,763		435,977

Metabolon, Inc. (7)(10)		Life Sciences
Developing service and diagnostic products
through the use of a metabolomics, or
biochemical, profiling platform
Series B Convertible Preferred Stock	(M)		2,500,000	371,739	1,951,723
Series B-1 Convertible Preferred Stock	(M)		706,214	148,696	780,689
Series C Convertible Preferred Stock	(M)		1,000,000	1,000,000	1,794,510
Series D Convertible Preferred Stock	(M)		1,499,999	835,882	1,499,999
Warrants for Series B-1 Convertible Preferred
Stock expiring 3/25/15	( I )		293,786	74,348	71,217
			5,999,999		6,098,138

OpGen, Inc. (7)(10)		Life Sciences
Developing tools for genomic sequence assembly and analysis
Series C Convertible Preferred Stock	(M)		3,260,000	23,623,188	407,500

Produced Water Absorbents, Inc. (7)(9)(10)		Energy
Developing nano-structured absorbent materials
for environmental remediation of contaminated
water in the oil and gas industries
Series A Convertible Preferred Stock	(M)		1,000,000	1,000,000	132,738
Series B Convertible Preferred Stock	(M)		648,000	2,592,000	765,262
			1,648,000		898,000

Senova Systems, Inc. (7)(9)		Life Sciences
Developing next-generation sensors to measure pH
Series B Convertible Preferred Stock	(M)		1,218,462	1,350,000	540,000
Secured Convertible Bridge Note, 10%, acquired 4/24/13	(M)		81,863	$80,000	101,863
Secured Convertible Bridge Note, 10%, acquired 6/20/13	(M)		113,978	$113,636	113,978
Warrants for Series B Preferred Stock expiring 10/15/17	( I )		131,538	164,423	65,753
Warrants for Series B Preferred Stock expiring 4/24/18	( I )		20,000	25,000	9,997
			1,565,841		831,591

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2013 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 46.6% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (18) – 46.6% of net assets at value (Cont.)

SiOnyx, Inc. (7)(9)(10)		Electronics
Developing silicon-based optoelectronic
products enabled by its proprietary Black Silicon
Series A Convertible Preferred Stock	(M)		$750,000	233,499	$160,367
Series A-1 Convertible Preferred Stock	(M)		890,000	2,966,667	2,037,507
Series A-2 Convertible Preferred Stock	(M)		2,445,000	4,207,537	2,889,736
Series B-1 Convertible Preferred Stock	(M)		1,169,561	1,892,836	1,300,000
Series C Convertible Preferred Stock	(M)		1,171,316	1,674,030	1,255,523
Warrants for Series B-1 Convertible Preferred
Stock expiring 2/23/17	( I )		130,439	247,350	50,110
Warrants for Common Stock expiring 3/28/17	( I )		84,207	418,507	32,096
			6,640,523		7,725,339

Ultora, Inc. (7)(9)		Energy
Developing energy-storage devices
enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		886,830	886,830	886,830

Xradia, Inc. (7)(10)(22)		Electronics
Designing, manufacturing and selling ultra-
high resolution 3D x-ray microscopes and
fluorescence imaging systems
Series D Convertible Preferred Stock	(M)		4,000,000	3,121,099	14,005,871

Total Non-Controlled Private Placement Portfolio (cost: $59,055,188)					$61,485,282

Total Investments in Non-Controlled Affiliated Companies (cost: $59,055,188)					$61,485,282

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2013 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Controlled Affiliated Companies (3) – 3.0% of net assets at value

Private Placement Portfolio (Illiquid) (23) – 3.0% of net assets at value

Ancora Pharmaceuticals Inc. (7)(9)		Life Sciences
Developing synthetic carbohydrates for pharmaceutical applications
Common Stock	( I )		$2,729,817	57,463	$0
Series A' Convertible Preferred Stock	( I )		4,855,627	4,855,627	1,321.993
Senior Secured Debt, 12.00%, maturing on 12/11/13	( I )		470,604	$500,000	583,554
Secured Convertible Bridge Note, 8%, acquired 1/23/13	(M)		362,197	$350,000	406,265
Secured Convertible Bridge Note, 8%, acquired 4/25/13	(M)		304,405	$300,000	341,537
			8,722,650		2,653,349

Laser Light Engines, Inc. (7)(9)		Energy
Manufacturing solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	(M)		2,000,000	7,499,062	0
Series B Convertible Preferred Stock	(M)		3,095,802	13,571,848	0
Secured Convertible Bridge Note, 12%, acquired 10/7/11	(M)		241,622	$200,000	241,622
Secured Convertible Bridge Note, 12%, acquired 11/17/11	(M)		114,269	$95,652	114,269
Secured Convertible Bridge Note, 12%, acquired 12/21/11	(M)		97,764	$82,609	97,764
Secured Convertible Bridge Note, 12%, acquired 3/5/12	(M)		503,825	$434,784	503,825
Secured Convertible Bridge Note, 12%, acquired 7/26/12	(M)		207,853	$186,955	207,853
Secured Convertible Bridge Note, 20%, acquired 4/29/13	(M)		172,420	$166,667	172,420
			6,433,555		1,337,753
Total Controlled Private Placement Portfolio (cost: $15,156,205)					$3,991,102

Total Investments in Controlled Affiliated Companies (cost: $15,156,205)					$3,991,102

Total Private Placement and Publicly Traded Portfolio (cost: $110,418,600)					$108,725,423

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2013 (Unaudited)

	Method of		Shares/
	Valuation (1)	Cost	Principal	Value

U.S. Government Securities (24) – 10.6% of net assets at value

U.S. Treasury Bill — due date 07/18/13	(M)	$13,999,865	$14,000,000	$13,999,860

Total Investments in U.S. Government Securities (cost: $13,999,865)				$13,999,860

Total Investments (cost: $124,418,465)				$122,725,283

	Method of	Number of
	Valuation (1)	Contracts	Value

Written Call Options (21) – (0.06)% of net assets at value

Solazyme, Inc. — Strike Price $10.00, September 21, 2013	(M)	3,300	$(627,000)
Solazyme, Inc. — Strike Price $12.50, September 21, 2013	(M)	1,500	(99,000)
Solazyme, Inc. — Strike Price $15.00, September 21, 2013	(M)	1,000	(20,000)

Total Written Call Options (Premiums Received $478,676)			$(746,000)

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2013 (Unaudited)

Notes to Consolidated Schedule of Investments

(1)	See "Footnote to Consolidated Schedule of Investments" on page 34 for a description of the "Valuation Procedures."

(2)	We classify "Energy" companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials using nanotechnology-enabled solutions. We classify "Electronics" companies as those that use nanotechnology to address problems in electronics-related industries, including semiconductors. We classify "Life Sciences" companies as those that address problems in life sciences-related industries, including biotechnology, agriculture, advanced materials and chemicals, healthcare, bioprocessing, water, industrial biotechnology, food, nutrition and energy.

(3)	Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own five percent or more, but less than 25 percent, of the voting shares of the portfolio company, or where we hold one or more seats on the portfolio company’s Board of Directors but do not control the company. Investments in controlled affiliated companies consist of investments in which we own 25 percent or more of the voting shares of the portfolio company or otherwise control the company.

(4)	The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $29,344,862. The gross unrealized appreciation based on the tax cost for these securities is $5,817,055. The gross unrealized depreciation based on the tax cost for these securities is $5,713,231.

(5)	The aggregate cost for federal income tax purposes of investments in unaffiliated rights to milestone payments is $3,291,750. The gross unrealized appreciation based on the tax cost for these securities is $91,970. The gross unrealized depreciation based on the tax cost for these securities is $0.

(6)	The aggregate cost for federal income tax purposes of investments in unaffiliated publicly traded companies is $3,570,595. The gross unrealized appreciation based on the tax cost for these securities is $6,846,038. The gross unrealized depreciation based on the tax cost for these securities is $0.

(7)	We are subject to legal restrictions on the sale of our investment(s) in this company.

(8)	With the conversion of our bridge note into shares of Series E-1 Preferred Stock, we received a warrant to purchase shares of common stock at $0.25 per share. The number of shares is determined by certain financial targets for 2012 set upon receipt of the audited financial statements for 2012. While the audited financial statements have been issued, there is a 30-day notice period before the warrants can be issued. The notice period expired on August 7, 2013. Therefore, the warrant remained contingent as of June 30, 2013.

(9)	These investments are development-stage companies. A development-stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations, or it has commenced such operations but has not realized significant revenue from them.

(10)	Represents a non-income producing security. Investments that have not paid dividends or interest within the last 12 months are considered to be non-income producing.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2013 (Unaudited)

(11)	Cobalt Technologies, Inc., also does business as Cobalt Biofuels.

(12)	With our investments in convertible bridge notes issued by Ensemble Therapeutics Corporation, we received warrants to purchase a number of shares of the class of stock sold in the next financing of Ensemble Therapeutics Corporation equal to $128,813 divided by the price per share of the class of stock sold in the next financing of Ensemble Therapeutics Corporation. The ability to exercise these warrants is, therefore, contingent on Ensemble Therapeutics Corporation completing successfully a subsequent round of financing. These warrants shall expire and no longer be exercisable on dates ranging from September 10, 2015, through June 24, 2020. The cost basis of these warrants is $152.59.

(13)	With our investment in the Mersana Therapeutics, Inc., Series A-1 financing, we received a warrant to purchase 277,760 shares of Series A-2 Convertible Preferred Stock. The ability to exercise the warrant is contingent upon Mersana's achievement of certain milestones. Mersana has not achieved those milestones as of June 30, 2013, and, therefore, this warrant is a contingent asset as of that date. The warrant will expire on July 27, 2022.

(14)	As part of a loan the Company made to Molecular Imprints in the second quarter of 2011, we received a liquidation preference payable upon a sale of the company equal to three times the principal of the loan, or $4,044,450. This preference is senior to the preferences of the outstanding preferred stock. While the loan has since been repaid, this liquidation preference remains outstanding as of June 30, 2013.

(15)	OHSO Clean, Inc. also does business as CleanWell Company.

(16)	A portion of this security is held in connection with written call option contracts: 580,000 shares, having a fair value of $6,675,000, have been pledged to brokers.

(17)	As of June 30, 2013, we owned a total of 3,293,190 shares of Champions Oncology, Inc.; 626,523 of these shares are subject to legal restrictions on their sale. Our remaining 2,666,667 shares of common stock of Champions are not subject to legal restrictions on their sale.

(18)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated privately held companies is $59,055,188. The gross unrealized appreciation based on the tax cost for these securities is $17,769,224. The gross unrealized depreciation based on the tax cost for these securities is $15,339,130.

(19)	On January 29, 2013, AgInnovation, LLC, changed its name to AgBiome, LLC.

(20)	D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave Systems, Inc., through Parallel Universes, Inc., a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. See "Note 3. Summary of Significant Accounting Policies."

(21)	Initial investment was made in 2013.

(22)	On July 12, 2013, Xradia was acquired by Carl Zeiss AG, and on July 19, 2013, we received an initial payment of $12,838,244 from this sale. Additional proceeds of $2,374,827 are held in escrow to be released in whole, or in part, in January and July of 2014. The amounts held in escrow would be reduced by any claims submitted during the escrow period. See "Note 13. Subsequent Events."

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2013 (Unaudited)

(23)	The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $15,156,205. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $11,165,103.

(24)	The aggregate cost for federal income tax purposes of our U.S. government securities is $13,999,865. The gross unrealized appreciation on the tax cost for these securities is $0. The gross unrealized depreciation on the tax cost of these securities is $5.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Primary	Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 33.3% of net assets at value

Private Placement Portfolio (Illiquid) (4) – 19.4% of net assets at value

Bridgelux, Inc. (7)(8)		Energy
Manufacturing high-power light emitting diodes (LEDs) and arrays
Series B Convertible Preferred Stock	(M)		$1,000,000	1,861,504	$426,744
Series C Convertible Preferred Stock	(M)		1,352,196	2,130,699	488,456
Series D Convertible Preferred Stock	(M)		1,371,622	999,999	356,865
Series E Convertible Preferred Stock	(M)		672,599	440,334	520,495
Series E-1 Convertible Preferred Stock	(M)		534,482	399,579	368,251
Warrants for Series C Convertible Preferred Stock expiring 12/31/14	( I )		168,270	163,900	11,210
Warrants for Series D Convertible Preferred Stock expiring 8/26/14	( I )		88,531	124,999	8,295
Warrants for Series D Convertible Preferred Stock expiring 3/10/15	( I )		40,012	41,666	3,976
Warrants for Series E Convertible Preferred Stock expiring 12/31/17	( I )		93,969	170,823	144,181
Warrants for Common Stock expiring 6/1/16	( I )		72,668	132,100	3,308
Warrants for Common Stock expiring 10/21/18	( I )		18,816	84,846	3,800
			5,413,165		2,335,581

Cambrios Technologies Corporation (7)(9)(10)		Electronics
Developing nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock	(M)		1,294,025	1,294,025	700,454
Series C Convertible Preferred Stock	(M)		1,300,000	1,300,000	703,688
Series D Convertible Preferred Stock	(M)		515,756	515,756	870,338
Series D-2 Convertible Preferred Stock	(M)		92,400	92,400	86,625
Series D-4 Convertible Preferred Stock	(M)		216,168	216,168	202,658
			3,418,349		2,563,763

Cobalt Technologies, Inc. (7)(9)(11)		Energy
Developing processes for making bio- butanol through biomass fermentation
Series C-1 Convertible Preferred Stock	(M)		749,998	352,112	933,802
Series D-1 Convertible Preferred Stock	(M)		122,070	48,828	140,664
Series E-1 Convertible Preferred Stock	(M)		42,328	16,890	41,143
Secured Convertible Bridge Note, 10%, acquired 5/25/12	(M)		47,828	$45,097	47,828
Warrants for Series E-1 Pref. Stock expiring on 10/9/22	( I )		2,781	1,407	3,116
			965,005		1,166,553

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 33.3% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) – 19.4% of net assets at value (Cont.)

Ensemble Therapeutics Corporation (7)(9)(12)		Life Sciences
Developing DNA-Programmed ChemistryTM for the discovery of new classes of therapeutics
Series B Convertible Preferred Stock	(M)		$2,000,000	1,449,275	$0
Secured Convertible Bridge Note, 8%, acquired 9/11/08	(M)		336,550	$250,211	1,563,344
Secured Convertible Bridge Note, 8%, acquired 12/10/09	(M)		60,858	$48,868	300,461
Secured Convertible Bridge Note, 8%, acquired 1/25/12	(M)		117,634	$109,400	654,027
			2,515,042		2,517,832

GEO Semiconductor Inc. (13)		Electronics
Developing programmable, high-performance video and geometry processing solutions Participation Agreement with Montage Capital relating to the following assets:
Senior secured debt, 13.75%, maturing on 1/15/13	( I )		285,125	$375,801	347,830
Warrants for Series A Pref. Stock expiring on 9/17/17	( I )		66,684	100,000	79,796
Warrants for Series A-1 Pref. Stock expiring on 6/30/18	( I )		23,566	34,500	28,013
Loan and Security Agreement with GEO Semiconductor relating to the following assets:
Subordinated secured debt, 15.75%, maturing on 1/15/13	( I )		109,574	$125,000	120,410
Warrants for Series A Pref. Stock expiring on 3/1/18	( I )		7,512	10,000	7,511
Warrants for Series A-1 Pref. Stock expiring on 6/29/18	( I )		7,546	10,000	7,535
			500,007		591,095

Mersana Therapeutics, Inc. (7)(9)(14)		Life Sciences
Developing treatments for cancer based on novel drug delivery polymers
Series A-1 Convertible Preferred Stock	(M)		316,453	294,019	316,453
Common Stock	(M)		3,875,395	350,539	108,667
			4,191,848		425,120

Molecular Imprints, Inc. (7)(10)(15)		Electronics
Manufacturing nanoimprint lithography capital equipment
Series B Convertible Preferred Stock	(M)		2,000,000	1,333,333	1,789,108
Series C Convertible Preferred Stock	(M)		2,406,595	1,285,071	2,138,498
Non-Convertible Bridge Note	( I )		0	$0	3,033,338
			4,406,595		6,960,944

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 33.3% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) – 19.4% of net assets at value (Cont.)

Nanosys, Inc. (7)		Energy
Developing inorganic nanowires and quantum dots for use in LED-backlit devices
Series C Convertible Preferred Stock	(M)		$1,500,000	803,428	$186,032
Series D Convertible Preferred Stock	(M)		3,000,003	1,016,950	2,814,423
Series E Convertible Preferred Stock	(M)		496,573	433,688	698,783
Unsecured Convertible Bridge Note, 4%, acquired 7/16/12	(M)		44,633	$43,821	249,067
			5,041,209		3,948,305

Nano Terra, Inc. (9)		Energy
Developing surface chemistry and nano- manufacturing solutions
Senior secured debt, 12.0%, maturing on 12/1/15	( I )		614,597	$650,000	622,600
Warrants for Series A-2 Pref. Stock expiring on 2/22/21	( I )		69,168	446,248	66,003
Warrants for Series C Pref. Stock expiring on 11/15/22	( I )		35,403	241,662	35,271
			719,168		723,874

Nantero, Inc. (7)(9)(10)		Electronics
Developing a high-density, nonvolatile, random access memory chip, enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		489,999	345,070	1,349,224
Series B Convertible Preferred Stock	(M)		323,000	207,051	809,569
Series C Convertible Preferred Stock	(M)		571,329	188,315	736,312
Series D Convertible Preferred Stock	(M)		139,075	35,569	139,075
			1,523,403		3,034,180

OHSO Clean, Inc. (16)(17)		Life Sciences
Developing natural, hypoallergenic household cleaning products enabled by nanotechnology- enabled formulations of thyme oil
Participation Agreement with Montage Capital relating to the following assets:
Senior secured debt, 13.00%, maturing on 3/31/15	( I )		580,025	$683,200	615,750
Warrants for Series C Pref. Stock expiring on 3/30/22	( I )		91,742	1,109,333	66,759
			671,767		682,509

Total Unaffiliated Private Placement Portfolio (cost: $29,365,558)					$24,949,756

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Rights to Milestone Payments (Illiquid) (5) – 2.7% of net assets at value

Amgen, Inc. (7)(10)		Life Sciences
Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	( I )		$3,291,750	$3,291,750	$3,400,734

Total Unaffiliated Rights to Milestone Payments (cost: $3,291,750)					$3,400,734

Publicly Traded Portfolio (6) – 11.2% of net assets at value

NeoPhotonics Corporation (10)(18)		Electronics
Developing and manufacturing optical devices and components
Common Stock	(M)		$821,971	50,807	$291,632

Solazyme, Inc. (10)(19)		Energy
Developing algal biodiesel, industrial chemicals and specialty ingredients using synthetic biology
Common Stock	(M)		4,248,476	1,797,790	14,130,629

Total Unaffiliated Publicly Traded Portfolio (cost: $5,070,447)					$14,422,261

Total Investments in Unaffiliated Companies (cost: $37,727,755)					$42,772,751

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 48.4% of net assets at value

Private Placement Portfolio (Illiquid) (20) – 47.3% of net assets at value

ABSMaterials, Inc. (7)(9)		Energy
Developing nano-structured absorbent materials for environmental remediation
Series A Convertible Preferred Stock	(M)		$435,000	390,000	$97,871
Secured Convertible Bridge Note, 8%, acquired 10/1/12	(M)		204,033	$200,000	232,080
			639,033		329,951

Adesto Technologies Corporation (7)(9)(10)		Electronics
Developing low-power, high-performance memory devices
Series A Convertible Preferred Stock	(M)		2,200,000	6,547,619	4,474,625
Series B Convertible Preferred Stock	(M)		2,200,000	5,952,381	4,117,841
Series C Convertible Preferred Stock	(M)		1,485,531	2,122,187	1,643,416
Series D Convertible Preferred Stock	(M)		1,393,147	1,466,470	1,227,285
			7,278,678		11,463,167

AgBiome, LLC (formerly AgInnovation, LLC) (7)(9)(10)(16)(21)		Life Sciences
Providing early stage research and discovery for agriculture and utilizing the crop microbiome to identify products that reduce risk and improve yield
Series A-1 Convertible Preferred Stock	(M)		2,000,000	2,000,000	2,000,000

Contour Energy Systems, Inc. (7)(9)(10)		Energy
Developing batteries using nano-structured materials
Series A Convertible Preferred Stock	(M)		2,009,995	2,565,798	1,703,814
Series B Convertible Preferred Stock	(M)		1,300,000	812,500	1,008,380
Series C Convertible Preferred Stock	(M)		1,200,000	1,148,325	1,125,002
			4,509,995		3,837,196

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 48.4% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (20) – 47.3% of net assets at value (Cont.)

D-Wave Systems, Inc. (7)(9)(22)		Electronics
Developing high-performance quantum computing systems
Series 1 Class B Convertible Preferred Stock	(M)		$1,002,074	1,144,869	$1,493,024
Series 1 Class C Convertible Preferred Stock	(M)		487,804	450,450	587,432
Series 1 Class D Convertible Preferred Stock	(M)		748,473	855,131	1,115,176
Series 1 Class E Convertible Preferred Stock	(M)		248,049	269,280	351,168
Series 1 Class F Convertible Preferred Stock	(M)		238,323	258,721	337,398
Series 2 Class D Convertible Preferred Stock	(M)		736,019	678,264	884,524
Series 2 Class E Convertible Preferred Stock	(M)		409,032	317,746	414,372
Series 2 Class F Convertible Preferred Stock	(M)		392,993	305,286	398,124
Warrants for Common Stock expiring 6/30/15	( I )		98,644	153,890	40,103
			4,361,411		5,621,321

Enumeral Biomedical Corp. (7)(9)(10)		Life Sciences
Developing therapeutics and diagnostics through functional assaying of single cells
Series A Convertible Preferred Stock	(M)		1,026,832	957,038	1,325,507
Series A-1 Convertible Preferred Stock	(M)		750,000	576,923	750,000
			1,776,832		2,075,507

HzO, Inc. (7)(9)(10)		Electronics
Developing novel industrial coatings that protect electronics against damage from liquids
Series A Convertible Preferred Stock	(M)		666,667	4,057,294	760,227
Series B Convertible Preferred Stock	(M)		2,000,000	7,895,776	1,737,366
			2,666,667		2,497,593

Kovio, Inc. (7)(9)(10)		Electronics
Developing semiconductor products using printed electronics and thin-film technologies
Series A' Convertible Preferred Stock	(M)		5,242,993	2,160,000	359,321
Series B' Convertible Preferred Stock	(M)		2,006,540	3,015,493	1,362,591
			7,249,533		1,721,912

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 48.4% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (20) – 47.3% of net assets at value (Cont.)

Metabolon, Inc. (7)(10)		Life Sciences
Developing service and diagnostic products through the use of a metabolomics, or biochemical, profiling platform
Series B Convertible Preferred Stock	(M)		$2,500,000	371,739	$1,951,723
Series B-1 Convertible Preferred Stock	(M)		706,214	148,696	780,689
Series C Convertible Preferred Stock	(M)		1,000,000	1,000,000	1,794,510
Series D Convertible Preferred Stock	(M)		1,499,999	835,882	1,499,999
Warrants for Series B-1 Convertible Preferred Stock expiring 3/25/15	( I )		293,786	74,348	71,164
			5,999,999		6,098,085

Nextreme Thermal Solutions, Inc. (7)(9)(10)(23)		Energy
Developed thin-film thermoelectric devices for cooling and energy conversion
Common Stock	(M)		4,384,762	8,080,153	0

OpGen, Inc. (7)(10)(16)		Life Sciences
Developing tools for genomic sequence assembly and analysis
Series C Convertible Preferred Stock	(M)		3,260,000	23,623,188	3,260,000

Produced Water Absorbents, Inc. (7)(9)(10)		Energy
Developing nano-structured absorbent materials for environmental remediation of contaminated water in the oil and gas industries
Series A Convertible Preferred Stock	(M)		1,000,000	1,000,000	278,170

Senova Systems, Inc. (7)(9)(10)		Life Sciences
Developing next-generation sensors to measure pH
Series B Convertible Preferred Stock	(M)		1,218,462	1,350,000	810,000
Warrants for Series B Preferred Stock expiring 10/15/17	( I )		131,538	164,423	98,637
			1,350,000		908,637

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 48.4% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (20) – 47.3% of net assets at value (Cont.)

SiOnyx, Inc. (7)(9)(10)		Electronics
Developing silicon-based optoelectronic products enabled by its proprietary Black Silicon
Series A Convertible Preferred Stock	(M)		$750,000	233,499	$160,367
Series A-1 Convertible Preferred Stock	(M)		890,000	2,966,667	2,037,507
Series A-2 Convertible Preferred Stock	(M)		2,445,000	4,207,537	2,889,736
Series B-1 Convertible Preferred Stock	(M)		1,169,561	1,892,836	1,300,000
Series C Convertible Preferred Stock	(M)		1,171,316	1,674,030	1,255,523
Warrants for Series B-1 Convertible Preferred Stock expiring 2/23/17	( I )		130,439	247,350	50,113
Warrants for Common Stock expiring 3/28/17	( I )		84,207	418,507	32,098
			6,640,523		7,725,344

Ultora, Inc. (7)(9)		Energy
Developing energy-storage devices enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		671,830	671,830	671,830

Xradia, Inc. (7)(10)		Electronics
Designing, manufacturing and selling ultra-high resolution 3D x-ray microscopes and fluorescence imaging systems
Series D Convertible Preferred Stock	(M)		4,000,000	3,121,099	12,303,684

Total Non-Controlled Private Placement Portfolio (cost: $57,789,263)					$60,792,397

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 48.4% of net assets at value (Cont.)

Publicly Traded Portfolio (Illiquid) (24) – 1.1% of net assets at value

Champions Oncology, Inc. (10)		Life Sciences
Developing its TumorGraftTM platform for personalized medicine and drug development
Common Stock	(M)		$2,000,000	2,666,667	$1,348,227

Total Non-Controlled Affiliated Publicly Traded Portfolio (cost: $2,000,000)					$1,348,227

Total Investments in Non-Controlled Affiliated Companies (cost: $59,789,263)					$62,140,624

Investments in Controlled Affiliated Companies (3)(25) – 2.4% of net assets at value

Private Placement Portfolio (Illiquid) – 2.4% of net assets at value

Ancora Pharmaceuticals Inc. (7)(9)		Life Sciences
Developing synthetic carbohydrates for pharmaceutical applications
Common Stock	( I )		$2,729,817	57,463	$0
Series A' Convertible Preferred Stock	( I )		4,855,627	4,855,627	521,494
Senior Secured Debt, 12.00%, maturing on 12/11/13	( I )		446,731	$500,000	453,270
			8,032,175		974,764

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Controlled Affiliated Companies (3)(25) – 2.4% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 2.4% of net assets at value (Cont.)

Laser Light Engines, Inc. (7)(9)		Energy
Manufacturing solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	(M)		$2,000,000	7,499,062	$0
Series B Convertible Preferred Stock	(M)		3,095,802	13,571,848	1,008,225
Secured Convertible Bridge Note, 12%, acquired 10/7/11	(M)		229,721	$200,000	229,721
Secured Convertible Bridge Note, 12%, acquired 11/17/11	(M)		108,577	$95,652	108,577
Secured Convertible Bridge Note, 12%, acquired 12/21/11	(M)		92,848	$82,609	92,848
Secured Convertible Bridge Note, 12%, acquired 3/5/12	(M)		477,953	$434,784	477,953
Secured Convertible Bridge Note, 12%, acquired 7/26/12	(M)		196,728	$186,955	196,728
			6,201,629		2,114,052

Total Controlled Private Placement Portfolio (cost: $14,233,804)					$3,088,816

Total Investments in Controlled Affiliated Companies (cost: $14,233,804)					$3,088,816

Total Private Placement and Publicly Traded Portfolio (cost: $111,750,822)					$108,002,191

	Method of		Shares/
	Valuation (1)	Cost	Principal	Value

U.S. Government Securities (26) – 10.9% of net assets at value

U.S. Treasury Bill — due date 03/28/13	(M)	$13,996,136	$14,000,000	$13,998,880

Total Investments in U.S. Government Securities (cost: $13,996,136)				$13,998,880

Total Investments (cost: $125,746,958)				$122,001,071

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Number of
	Valuation (1)	Contracts	Value

Written Call Options (16) – (0.03)% of net assets at value

Solazyme, Inc. — Strike Price $10.00, March 16, 2013	(M)	1,500	$(37,500)

NeoPhotonics Corporation — Strike Price $7.50, February 16, 2013	(M)	500	(5,000)

Total Written Call Options (Premiums Received $50,000)			$(42,500)

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

Notes to Consolidated Schedule of Investments

(1)	See "Footnote to Consolidated Schedule of Investments" on page 34 for a description of the "Valuation Procedures."

(2)	We classify "Energy" companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials using nanotechnology-enabled solutions. We classify "Electronics" companies as those that use nanotechnology to address problems in electronics-related industries, including semiconductors. In the fourth quarter of 2012, we renamed the industry classification "Healthcare" to "Life Sciences." We classify "Life Sciences" companies as those that address problems in life sciences-related industries, including biotechnology, agriculture, advanced materials and chemicals, healthcare, bioprocessing, water, industrial biotechnology, food, nutrition and energy.

(3)	Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own five percent or more, but less than 25 percent, of the voting shares of the portfolio company, or where we hold one or more seats on the portfolio company’s Board of Directors but do not control the company. Investments in controlled affiliated companies consist of investments in which we own 25 percent or more of the voting shares of the portfolio company or otherwise control the company.

(4)	The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $29,365,558. The gross unrealized appreciation based on the tax cost for these securities is $4,376,000. The gross unrealized depreciation based on the tax cost for these securities is $8,791,802.

(5)	The aggregate cost for federal income tax purposes of investments in unaffiliated rights to milestone payments is $3,291,750. The gross unrealized appreciation based on the tax cost for these securities is $108,984. The gross unrealized depreciation based on the tax cost for these securities is $0.

(6)	The aggregate cost for federal income tax purposes of investments in unaffiliated publicly traded companies is $5,070,447. The gross unrealized appreciation based on the tax cost for these securities is $9,882,153. The gross unrealized depreciation based on the tax cost for these securities is $530,339.

(7)	We are subject to legal restrictions on the sale of our investment(s) in this company.

(8)	With the conversion of our bridge note into shares of Series E-1 Preferred Stock, we received a warrant to purchase shares of common stock at $0.25 per share. The number of shares is determined by certain financial targets for 2012 set upon receipt of the audited financial statements for 2012. These financial statements have not yet been issued, and, therefore, the warrant remains contingent as of December 31, 2012.

(9)	These investments are development-stage companies. A development-stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations, or it has commenced such operations but has not realized significant revenue from them.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

(10)	Represents a non-income producing security. Investments that have not paid dividends or interest within the last 12 months are considered to be non-income producing.

(11)	Cobalt Technologies, Inc., also does business as Cobalt Biofuels.

(12)	With our investment in a convertible bridge note issued by Ensemble Therapeutics Corporation, we received a warrant to purchase a number of shares of the class of stock sold in the next financing of Ensemble Therapeutics Corporation equal to $149,540 divided by the price per share of the class of stock sold in the next financing of Ensemble Therapeutics Corporation. The ability to exercise this warrant is, therefore, contingent on Ensemble Therapeutics Corporation completing successfully a subsequent round of financing. This warrant shall expire and no longer be exercisable on September 10, 2015. The cost basis of this warrant is $89.86.

(13)	The outstanding loans with maturity dates of 1/15/13 were not repaid as of that date. The maturity dates of these loans are expected to be extended to at least 6/30/13. GEO Semiconductor continues to pay principal and interest, as applicable, on each loan based on the terms negotiated as of December 31, 2012.

(14)	With our investment in the Mersana Therapeutics, Inc., Series A-1 financing, we received a warrant to purchase 277,760 shares of Series A-2 Convertible Preferred Stock. The ability to exercise the warrant is contingent upon Mersana's achievement of certain milestones. Mersana has not achieved those milestones as of December 31, 2012, and, therefore, this warrant is a contingent asset as of that date. The warrant will expire on July 27, 2022.

(15)	As part of a loan the Company made to Molecular Imprints in the second quarter of 2011, we received a liquidation preference payable upon a sale of the company equal to three times the principal of the loan, or $4,044,450. This preference is senior to the preferences of the outstanding preferred stock. While the loan has since been repaid, this liquidation preference remains outstanding as of December 31, 2012.

(16)	Initial investment was made during 2012.

(17)	OHSO Clean, Inc. also does business as CleanWell Company.

(18)	A portion of this security is held in connection with written call option contracts: 50,000 shares, having a fair value of $287,000, have been pledged to brokers.

(19)	A portion of this security is held in connection with written call option contracts: 150,000 shares, having a fair value of $1,175,000, have been pledged to brokers.

(20)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $57,789,263. The gross unrealized appreciation based on the tax cost for these securities is $15,229,665. The gross unrealized depreciation based on the tax cost for these securities is $12,226,531.

(21)	On January 29, 2013, AgInnovation, LLC, changed its name to AgBiome, LLC.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

(22)	D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave Systems, Inc., through Parallel Universes, Inc., a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. See "Note 2. Summary of Significant Accounting Policies."

(23)	On February 13, 2013, Nextreme Thermal Solutions, Inc., was acquired by Laird Technologies, Inc., for $1 and the potential for future milestone payments.

(24)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated publicly traded companies is $2,000,000. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $651,773.

(25)	The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $14,233,804. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $11,144,988.

(26)	The aggregate cost for federal income tax purposes of our U.S. government securities is $13,996,136. The gross unrealized appreciation on the tax cost for these securities is $2,744. The gross unrealized depreciation on the tax cost of these securities is $0.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. FOOTNOTE TO CONSOLIDATED SCHEDULE OF INVESTMENTS

VALUATION PROCEDURES

I.	Determination of Net Asset Value

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

H&H Ventures Management, Inc.SM ("Ventures"), formerly Harris & Harris Enterprises, Inc.SM, is a 100 percent wholly owned subsidiary of the Company. Ventures is taxed under Subchapter C (a "C Corporation") of the Internal Revenue Code of 1986 (the "Code"). Harris Partners I, L.P, is a limited partnership and, from time to time, may be used to hold certain interests in portfolio companies. The partners of Harris Partners I, L.P., are Ventures (sole general partner) and the Company (sole limited partner). Ventures pays taxes on income generated by its operations as well as on any non-passive investment income generated by Harris Partners I, L.P. For the period ended June 30, 2013, there was no non-passive investment income generated by Harris Partners I, L.P. Ventures, as the sole general partner, consolidates Harris Partners I, L.P. The Company consolidates its wholly owned subsidiary, Ventures, for financial reporting purposes.

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

Portfolio Investment Valuations. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission ("SEC") and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") As of June 30, 2013, our financial statements include privately held investments and the restricted portion of our publicly traded venture capital investment, Champions Oncology, Inc., collectively fair valued at $98,994,489. The fair values of our privately held and restricted portion and warrants of our publicly traded venture capital investments were determined in good faith by, or under the direction of, the Board of Directors. Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material.

Cash. Cash includes demand deposits. Cash is carried at cost, which approximates fair value.

Restricted Funds. At June 30, 2013, and December 31, 2012, we held $10,025 and $10,015, respectively, in "Restricted funds," which were held in security deposits for sublessors.

Unaffiliated Rights to Milestone Payments. At June 30, 2013, and December 31, 2012, the outstanding milestone payments from Amgen, Inc.’s acquisition of Biovex Group, Inc., were valued at $3,383,720 and $3,400,734, respectively. The milestone payments are derivatives and valued using the probability-adjusted, present value of proceeds from future payments that would be due upon successful completion of certain regulatory and sales milestones. If all remaining milestones are met, we would receive $9,526,393. There can be no assurance as to how much of this amount we will ultimately realize or when it will be realized, if at all. At June 30, 2013, the outstanding milestone payments from Laird Technologies, Inc.’s acquisition of Nextreme Thermal Solutions, Inc., were valued at $0.

Receivable from Sales of Investments. At June 30, 2013, we had a receivable totaling $3,783,586 relating to unsettled trades from the sale of Solazyme shares. On June 26 and 27, 2013, we sold a total of 363,694 shares of Solazyme for proceeds of $3,783,586. These transactions settled on July 1 and 2, 2013, at which time we received the cash for these sales.

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

Property and Equipment. Property and equipment are included in "Other assets" and are carried at $264,135 and $288,122 at June 30, 2013, and December 31, 2012, respectively, representing cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the premises and equipment. We estimate the useful lives to be five to ten years for furniture and fixtures, three years for computer equipment, and ten years for leasehold improvements.

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

Interest Income Recognition. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. When securities are determined to be non-income producing, the Company ceases accruing interest and writes off any previously accrued interest. Securities are deemed to be non-income producing if, on their last interest or dividend date, no cash was paid or no cash or in-kind dividends were declared. These write-offs are recorded as a debit to interest income. During the three months and six months ended June 30, 2013, the Company earned $80,608 and $175,817, respectively, in interest on U.S. government securities, senior secured debt, participation agreements, subordinated secured debt, non-convertible promissory notes and interest-bearing accounts. During the three months and six months ended June 30, 2013, the Company recorded $79,355 and $139,236, respectively, of bridge note interest.

Loan Fees. Loan fees received in connection with our venture debt investments are deferred. The unearned fee income is accreted into income based on the effective interest method over the life of the investment.

Call Options. The Company writes covered call options on publicly traded securities with the intention of earning option premiums. Option premiums may increase the Company’s realized gains and, therefore, may help increase distributable income, but may limit the realized gains on the security. When a Company writes (sells) an option, an amount equal to the premium received by the Company is recorded in the Consolidated Statements of Assets and Liabilities as a liability. The amount of the liability is subsequently marked-to-market to reflect the current market value of the option written. When an option expires, the Company realizes a gain on the option to the extent of the premiums received. Premiums received from writing options that are exercised or closed are added to the proceeds or offset against the amount paid on the transaction to determine the realized gain or loss. At June 30, 2013, the Company had 580,000 shares of Solazyme, Inc., covered by call option contracts. In the event these contracts are exercised, the Company would be required to deliver those shares to the counterparty.

Put Options. The Company purchases put options on publicly traded securities with the intention of limiting its downside risk. When the Company purchases a put option, an amount equal to the premium paid is recorded in the Consolidated Statements of Assets and Liabilities as an investment. The amount of this asset is subsequently marked-to-market to reflect the current value of the put option. In the event that the put option is exercised, the Company would be required to deliver those shares to the counterparty. When the put option expires unexercised, the Company realizes a loss on the premium paid. The Company did not have any put options outstanding at June 30, 2013.

Stock-Based Compensation. The Company has a stock-based employee compensation plan. The Company accounts for the Amended and Restated Harris & Harris Group, Inc. 2012 Equity Incentive Plan (the "Stock Plan") by determining the fair value of all share-based payments to employees, including the fair value of grants of employee stock options and restricted stock awards, and records these amounts as an expense in the Consolidated Statements of Operations over the vesting period with a corresponding increase to our additional paid-in capital. At June 30, 2013, and December 31, 2012, the increase to our operating expenses was offset by the increase to our additional paid-in capital, resulting in no net impact to our net asset value. Additionally, the Company does not record the potential tax benefits associated with the expensing of stock options or restricted stock because the Company currently intends to qualify as a regulated investment company ("RIC") under Subchapter M of the Code, and the deduction attributable to such expensing, therefore, is unlikely to provide any additional tax savings. The amount of non-cash, stock-based compensation expense recognized in the Consolidated Statements of Operations is based on the fair value of the awards the Company expects to vest, recognized over the vesting period on a straight-line basis for each award, and adjusted for actual awards vested and pre-vesting forfeitures. The forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate and is accounted for in the current period and prospectively. See "Note 9. Stock-Based Compensation" for further discussion.

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

Foreign Currency Translation. The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. For the six months ended June 30, 2013, included in the net decrease in unrealized depreciation on investments was an unrealized loss of $310,047 resulting from foreign currency translation.

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

We do not choose investments based on a strategy of diversification. We also do not rebalance the portfolio should one of our portfolio companies increase in value substantially relative to the rest of the portfolio.  Therefore, the value of our portfolio may be more vulnerable to microeconomic events affecting a single sector, industry or portfolio company and to general macroeconomic events that may be unrelated to our portfolio companies. These factors may subject the value of our portfolio to greater volatility than a company that follows a diversification strategy. As of June 30, 2013, our largest 10 investments by value accounted for approximately 72 percent of the value of our equity-focused venture capital portfolio. Our largest three investments, by value, Xradia, Inc., Adesto Technologies Corporation and SiOnyx, Inc., accounted for approximately 14 percent, 12 percent and 7 percent, respectively, of our equity-focused venture capital portfolio at June 30, 2013. Xradia, Adesto Technologies and SiOnyx are privately held portfolio companies. On July 12, 2013, Xradia was acquired by Carl Zeiss AG. See "Note 13. Subsequent Events."

Approximately 91 percent of the portion of our equity-focused venture capital portfolio that was fair valued was comprised of securities of 26 privately held companies and the restricted portion of our publicly traded venture capital investment in Champions Oncology, Inc. Because there is typically no public or readily ascertainable market for our interests in the small privately held companies in which we invest, the valuation of the securities in that portion of our portfolio is determined in good faith by our Valuation Committee, which is comprised of all of the independent members of our Board of Directors. The values are determined in accordance with our Valuation Procedures and are subject to significant estimates and judgments. The fair value of the securities in our portfolio may differ significantly from the values that would be placed on these securities if a ready market for the securities existed. Any changes in valuation are recorded in our Consolidated Statements of Operations as "Net (decrease) increase in unrealized appreciation on investments." Changes in valuation of any of our investments in privately held companies from one period to another may be significant.

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

At June 30, 2013, and December 31, 2012, the Company had no outstanding debt. At June 30, 2013, and December 31, 2012, $0 was held in a collateral account at TD Bank, N.A. as security for the loan. The weighted average annual interest rate for the six months ended June 30, 2013, was zero percent, exclusive of amortization of closing fees and other expenses related to establishing the credit facility. The remaining capacity under the credit facility was $10,000,000 at June 30, 2013. At June 30, 2013, the Company was in compliance with all financial covenants required by the credit facility.

NOTE 6. FAIR VALUE OF INVESTMENTS

At June 30, 2013, our financial assets were categorized as follows in the fair value hierarchy:

	Fair Value Measurement at Reporting Date Using:
		Unadjusted Quoted
		Prices in Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
Description	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
U.S. Government Securities	$13,999,860	$13,999,860	$0	$0

Privately Held Portfolio Companies:
Preferred Stock	$81,963,148	$0	$0	$81,963,148
Bridge Notes	$6,805,833	$0	$0	$6,805,833
Warrants	$778,543	$0	$0	$778,543
Rights to Milestone Payments	$3,383,720	$0	$0	$3,383,720
Common Stock	$108,667	$0	$0	$108,667
Senior Secured Debt	$1,445,254	$0	$0	$1,445,254
Participation Agreement	$808,113	$0	$0	$808,113
Subordinated Secured Debt	$0	$0	$0	$0
Non-Convertible Promissory Note	$3,033,338	$0	$0	$3,033,338

Publicly Traded Portfolio Companies:
Common Stock	$10,398,807	$9,730,934	$0	$667,873

Total Investments	$122,725,283	$23,730,794	$0	$98,994,489

Liabilities:
Written Call Options	$746,000	$746,000	$0	$0

Total Liabilities	$746,000	$746,000	$0	$0

Significant Unobservable Inputs

The table below presents the valuation technique and quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurements of Level 3 assets. Unobservable inputs are those inputs for which little or no market data exists and, therefore, require an entity to develop its own assumptions.

	Fair Value at June 30, 2013	Valuation Techniques(s)	Unobservable Input	Range (Weighted Average(1))

Preferred Stock	$81,963,148	Income Approach Market Approach	Probability of Achieving Milestones Private Offering Price Non-Performance Risk Probability of Exit Outcomes	25% - 100% (N/A) $0.14 - $4.00 ($1.31) 0% - 100% (8%) 0% - 100% (50%)

Bridge Notes	6,805,833	Market Approach	Private Offering Price Non-Performance Risk	$1.00 ($1.00) 0% (0%)

Common Stock	108,667	Market Approach	Private Offering Price Non-Performance Risk	$9.98 - $47.51 ($11.06) 0% (0%)

Warrants	778,543	Black-Sholes-Merton Model	Stock Price Volatility Expected Term	$0.16 - $2.45 ($0.96) 10% - 107% (105%) 0.50 - 9.78 Years (3.42)

Rights to Milestone Payments	3,383,720	Probability Weighted Discounted Cash Flow	Probability of Achieving Independent Milestones Probability of Achieving Dependent Milestones	0% - 75% (N/A) 0.07% - 28.125% (N/A)

Participation Agreements	808,113	Income Approach	Warrant Adjusted Effective Yield Effective Yield Non-Performance Risk Participation Payment Risk	21.5% (21.5%) 21.5% (21.5%) 0% (0%) 0% (0%)

Senior Secured Debt	1,445,254	Income Approach	Effective Yield Non-Performance Risk	15.8% - 21.9% (18%) 0% (0%)

Non-Convertible Promissory Note	3,033,338	Income Approach	Probability of Exit Outcomes Private Offering Price Non-Performance Risk	25% - 75% (50%) $3.00 ($3.00) 50% (50%)

Restricted OTC Traded Common Stock	$667,873	Market Approach	Illiquidity Discount Non-Performance Risk	3.1% (3.1%) 0% (0%)

Total	$98,994,489

(1) Weighted average based on fair value at June 30, 2013.

Valuation Methodologies and Inputs for Level 3 Assets

The following sections describe the valuation techniques and significant unobservable inputs used to measure Level 3 assets.

Preferred Stock, Bridge Notes and Common Stock

Preferred stock, bridge notes and common stock are valued by either a market or income approach using internal models with inputs, most of which are not market observable. Common inputs for valuing Level 3 preferred stock, bridge note and private common stock investments include: prices from recently executed private transactions in a company’s securities or unconditional firm offers, revenue multiples of comparable publicly traded companies, discounts for lack of marketability, rights and preferences of the class of securities we own as compared with other classes of securities the portfolio company has issued, particularly related to potential liquidity scenarios of an IPO or an acquisition transaction, and management’s best estimate of risk attributable to non-performance risk. Certain securities are valued using the present value of future cash flows. We define non-performance risk as the risk that the price per share (or implied valuation of a portfolio company) or the effective yield of a debt security of a portfolio company, as applicable, does not appropriately represent the risk that a portfolio company with negative cash flow will be: (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation of the last round of financing.  We assess non-performance risk for each private portfolio company quarterly. Our assessment of non-performance risk typically includes an evaluation of the financial condition and operating results of the company, the company's progress towards milestones, and the long-term potential of the business and technology of the company and how this potential may or may not affect the value of the shares owned by us. An increase to the non-performance risk or a decrease in the private offering price of a future round of financing from that of the most recent round would result in a lower fair value measurement and/or a change in the distribution of value among the classes of securities we own.

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

Participation Agreements and Senior Secured Debt

We invest in venture debt investments through participation agreements and senior secured debt. We value these securities using an income approach. The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. Common inputs for valuing Level 3 debt investments include: the effective yield of the debt investment or, in the case where we have received warrant coverage, the warrant-adjusted effective yield of the security, adjustments for changes in the yields of comparable publicly traded high-yield debt funds and risk-free interest rates and an assessment of non-performance risk. For those debt investments made through participation agreements, we include discounts for the risk of breach of the participation agreements. For venture debt investments, an increase in yields would result in a lower fair value measurement. Furthermore, yields would decrease, and value would increase, if the company is exceeding targets and risk has been substantially reduced from the level of risk that existed at the time of investment. Yields would increase, and values would decrease, if the company is failing to meet its targets and risk has been increased from the level of risk that existed at the time of investment.

Non-Convertible Promissory Note

We have one non-convertible promissory note, which we value using an income approach that uses a valuation technique to convert future amounts to a single present value. This security has a liquidation preference payable upon a sale of the company equal to three times the principal of the loan. While the loan has since been repaid, this liquidation preference remains outstanding as of June 30, 2013. Inputs include the preferred stock price of the portfolio company, an assessment of non-performance risk, the probability of exit outcomes between an IPO and an acquisition and the resulting impact on rights and preferences of the class of securities we own as compared with other classes of securities the portfolio company has issued.

OTC Traded Common Stock

Publicly traded common stock that is restricted is valued using internal models with inputs that are not market observable. Common inputs include the price per share as of the balance sheet date and illiquidity discounts for restricted shares.

The following chart shows the components of change in the financial assets categorized as Level 3 for the three months ended June 30, 2013.

	Beginning Balance 4/1/2013	Total Realized Gains (Losses) Included in Changes in Net Assets	Transfers	Total Unrealized (Depreciation) Appreciation Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals	Ending Balance 6/30/2013

Amount of Total

(Depreciation)

Appreciation for the

Period Included in

Changes in Net

Assets Attributable

to the Change in

Unrealized Gains or

Losses Relating to

Assets Still Held at

the Reporting Date

Preferred Stock	$79,279,756	$0	$352,838 [1]	$(1,505,819)	$3,836,373	$0	$81,963,148	$(1,505,819)

Bridge Notes	5,213,314	0	(352,838)[1]	1,129,927	815,430	0	6,805,833	1,129,927

Common Stock	108,667	0	0	0	0	0	108,667	0

Warrants	544,844	0	0	213,699	20,000	0	778,543	213,699

Rights to Milestone Payments	3,404,812	0	0	(21,092)	0	0	3,383,720	(21,092)

Participation Agreements	1,146,618	90,255	0	(78,070)	1,427	(352,117)	808,113	5,900

Subordinated Secured Debt	129,500	15,058	0	(19,558)	0	(125,000)	0	0

Senior Secured Debt	1,388,150	0	0	117,299	13,710	(73,905)	1,445,254	117,299

Non-Convertible Promissory Note	3,033,338	0	0	0	0	0	3,033,338	0

Publicly Traded Common Stock	1,551,880	0	(1,348,227)	464,220	0	0	667,873	464,220

Total	$95,800,879	$105,313	$(1,348,227)	$300,606	$4,686,940	$(551,022)	$98,994,489	$404,134

1Transfers among asset classes are owing to conversions at financing events. These do not represent transfers in or out of Level 3.

We elected to use the beginning of period values to recognize transfers in and out of Level 3 investments. For the three months ended June 30, 2013, there were transfers out of Level 3 totaling $1,348,227. Our unrestricted shares of Champions Oncology, Inc., transferred from a Level 3 investment to a Level 1 investment owing to the market for the shares becoming active with increased and sustained trading volume.

The following chart shows the components of change in the financial assets categorized as Level 3 for the six months ended June 30, 2013.

	Beginning Balance 1/1/2013	Total Realized Gains (Losses) Included in Changes in Net Assets	Transfers	Total Unrealized (Depreciation) Appreciation Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals	Ending Balance 6/30/2013

Amount of Total

(Depreciation)

Appreciation for the

Period Included in

Changes in Net

Assets Attributable

to the Change in

Unrealized Gains or

Losses Relating to

Assets Still Held at

the Reporting Date

Preferred Stock	$78,615,582	$0	$425,448 [1]	$(1,405,355)	$4,327,473	$0	$81,963,148	$(1,405,355)

Bridge Notes	4,152,634	0	(430,803)[1]	734,086	2,349,916	0	6,805,833	734,086

Common Stock	108,667	(4,384,762)	0	4,384,762	0	0	108,667	0

Warrants	586,320	0	5,355 [1]	166,468	20,400	0	778,543	166,468

Rights to Milestone Payments	3,400,734	0	0	(17,014)	0	0	3,383,720	(17,014)

Participation Agreements	1,138,148	90,255	0	(40,347)	3,224	(383,167)	808,113	22,356

Subordinated Secured Debt	120,410	15,058	0	(10,836)	368	(125,000)	0	0

Senior Secured Debt	1,075,870	0	0	115,117	373,873	(119,606)	1,445,254	115,117

Non-Convertible Promissory Note	3,033,338	0	0	0	0	0	3,033,338	0

Publicly Traded Common Stock	1,348,227	0	(1,348,227)	468,273	199,600	0	667,873	468,273

Total	$93,579,930	$(4,279,449)	$(1,348,227)	$4,395,154	$7,274,854	$(627,773)	$98,994,489	$83,931

1Transfers among asset classes are owing to conversions at financing events. These do not represent transfers in or out of Level 3.

For the six months ended June 30, 2013, there were transfers out of Level 3 totaling $1,348,227. Our unrestricted shares of Champions Oncology, Inc., transferred from a Level 3 investment to a Level 1 investment owing to the market for the shares becoming active with increased and sustained trading volume.

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

Amount of Total

(Depreciation)

Appreciation for the

Period Included in

Changes in Net

Assets Attributable

to the Change in

Unrealized Gains or

Losses Relating to

Assets Still Held at

the Reporting Date

Preferred Stock	$68,833,189	$0	$1,091,677	[1]	$(4,903,413)	$13,594,129	$0	$78,615,582	$(4,903,413)

Bridge Notes	4,007,509	0	(2,727,754)[1]		1,310,272	1,562,607	0	4,152,634	1,310,272

Common Stock	0	0	1,633,296	[1]	(1,524,629)	0	0	108,667	(1,524,629)

Warrants	728,787	0	2,781	[1]	(396,396)	251,148	0	586,320	(396,396)

Rights to Milestone Payments	3,362,791	0	0		37,943	0	0	3,400,734	37,943

Participation Agreements	560,200	0	0		24,790	714,157	(160,999)	1,138,148	24,790

Subordinated Secured Debt	121,880	0	0		(1,103)	(367)	0	120,410	(1,103)

Senior Secured Debt	942,695	0	0		(13,663)	609,267	(462,429)	1,075,870	(13,663)

Non-Convertible Promissory Note	3,033,338	0	0		0	0	0	3,033,338	0

Publicly Traded Common Stock	1,973,334	0	0		(625,107)	0	0	1,348,227	(625,107)

Total	$83,563,723	$0	$0		$(6,091,306)	$16,730,941	$(623,428)	$93,579,930	$(6,091,306)

1Transfers among asset classes are owing to conversions at financing events. These do not represent transfers in or out of Level 3.

For the year ended December 31, 2012, there were no transfers out of Level 3.

The following chart shows the components of change in the financial assets categorized as Level 3 for the three months ended June 30, 2012.

	Beginning Balance 4/1/2012	Total Realized Gains (Losses) Included in Changes in Net Assets	Transfers		Total Unrealized Appreciation (Depreciation) Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals	Ending Balance 6/30/2012

Amount of Total

Appreciation

(Depreciation) for the

Period Included in

Changes in Net Assets

Attributable to the

Change in Unrealized

Gains or Losses

Relating to Assets

Still Held at the

Reporting Date

Preferred Stock	$72,524,423	$0	$352,036	[1]	$3,988,360	$2,258,821	$0	$79,123,640	$3,988,360

Bridge Notes	4,345,180	0	(352,036)[1]		(528,184)	9,381	0	3,474,341	(528,184)

Warrants	723,302	0	0		(21,992)	0	0	701,310	(21,992)

Rights to Milestone Payments	3,352,886	0	0		33,338	0	0	3,386,224	33,338

Participation Agreements	1,239,671	0	0		3,868	2,446	(31,050)	1,214,935	3,868

Subordinated Secured Debt	124,665	0	0		(5,184)	279	0	119,760	(5,184)

Senior Secured Debt	894,345	0	0		8,533	12,292	(71,990)	843,180	8,533

Non-Convertible Promissory Note	3,033,338	0	0		0	0	0	3,033,338	0

Publicly Traded Common Stock	1,973,334	0	0		0	0	0	1,973,334	0

Total	$88,211,144	$0	$0		$3,478,739	$2,283,219	$(103,040)	$93,870,062	$3,478,739

1Transfers among asset classes are owing to conversions at financing events. These do not represent transfers in or out of Level 3.

There were no transfers in or out of Level 3 during the three months ended June 30, 2012.

The following chart shows the components of change in the financial assets categorized as Level 3 for the six months ended June 30, 2012.

	Beginning Balance 1/1/2012	Total Realized Gains (Losses) Included in Changes in Net Assets	Transfers		Total Unrealized Appreciation (Depreciation) Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals	Ending Balance 6/30/2012

Amount of Total

Appreciation

(Depreciation) for the

Period Included in

Changes in Net Assets

Attributable to the

Change in Unrealized

Gains or Losses

Relating to Assets

Still Held at the

Reporting Date

Preferred Stock	$68,833,189	$0	$905,333	[1]	$4,659,980	$4,725,138	$0	$79,123,640	$4,659,980

Bridge Notes	4,007,509	0	(905,333)[1]		(251,752)	623,917	0	3,474,341	(251,752)

Warrants	728,787	0	0		(111,684)	84,207	0	701,310	(111,684)

Rights to Milestone Payments	3,362,791	0	0		23,433	0	0	3,386,224	23,433

Participation Agreements	560,200	0	0		2,770	714,064	(62,099)	1,214,935	2,770

Subordinated Secured Debt	121,880	0	0		(1,808)	(312)	0	119,760	(1,808)

Senior Secured Debt	942,695	0	0		20,810	21,538	(141,863)	843,180	20,810

Non-Convertible Promissory Note	3,033,338	0	0		0	0	0	3,033,338	0

Publicly Traded Common Stock	1,973,334	0	0		0	0	0	1,973,334	0

Total	$83,563,723	$0	$0		$4,341,749	$6,168,552	$(203,962)	$93,870,062	$4,341,749

1Transfers among asset classes are owing to conversions at financing events. These do not represent transfers in or out of Level 3.

There were no transfers in or out of Level 3 during the six months ended June 30, 2012.

NOTE 7. DERIVATIVES

The Company has written covered call options on its holdings of one of its publicly traded portfolio companies in exchange for the receipt of a premium. The option provides the holder the right, but not the obligation, to purchase the shares on which the option is held at a specified price over a specified future period. The call options were sold at a strike price above the market price on the date of the sale allowing the Company to receive potential appreciation in addition to the premium.

Transactions in written call options during the six months ended June 30, 2013, were as follows:

	Number of Contracts	Premium
Call options outstanding at December 31, 2012	2,000	$50,000
Call options written	15,321	888,675
Call options expired	(1,565)	(39,065)
Call options terminated in closing transactions	(9,956)	(420,934)
Call options outstanding at June 30, 2013	5,800	$478,676

We have also purchased put options as a method of limiting the downside risk that the price per share of this company may decrease substantially from current levels. A put option gives its holder the right to sell a specified number of shares of a specific security at a specific price (known as the exercise strike price) by a certain date.

Transactions in put options during the six months ended June 30, 2013, were as follows:

	Number of Contracts	Premium
Put options outstanding at December 31, 2012	0	$0
Put options purchased	(2,013)	(65,354)
Put options expired	2,013	65,354
Put options terminated in closing transactions	0	0
Put options outstanding at June 30, 2013	0	$0

At June 30, 2013, and December 31, 2012, we had rights to milestone payments from Amgen, Inc.’s acquisition of our former portfolio company, BioVex. These milestone payments were fair valued at $3,383,720 and $3,400,734, respectively, and are contingent upon certain milestones being achieved in the future. As of June 30, 2013, we also had rights to milestone payments from Laird Technologies, Inc.'s acquisition of our former portfolio company, Nextreme Thermal Solutions, Inc. These milestone payments were fair valued at $0 as of June 30, 2013.

The following tables present the value of derivatives held at June 30, 2013, and the effect of derivatives held during the three months ended June 30, 2013, along with the respective location in the financial statements.

	Assets		Liabilities
Derivatives	Location	Fair Value	Location	Fair Value

Equity Contracts			Written call options payable	$746,000

Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Investments	$3,383,720	—	—

Laird Technologies, Inc. Rights to Milestone Payments from Acquisition of Nextreme Thermal Solutions, Inc.	Investments	$0	—	—

Statement of Operations

Derivatives	Location	Realized (Loss)/Gain	Change in unrealized (Depreciation)/ Appreciation

Equity Contracts	Net Realized and Unrealized (Loss) Gain	$(198,971)	$(274,824)

Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Net Realized and Unrealized (Loss) Gain	$0	$(17,014)

Laird Technologies, Inc. Rights to Milestone Payments from Acquisition of Nextreme Thermal Solutions, Inc.	Net Realized and Unrealized (Loss) Gain	$0	$0

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

Our accumulated postretirement benefit obligation was remeasured as of the plan amendment date, which resulted in a $1,101,338 decrease in our liability. A deferred gain of $1,101,338 owing to this amendment was included in "Accumulated other comprehensive income." This amount will be amortized over a service period of 5.27 years. During the three months and six months ended June 30, 2013, a total of $43,538 and $87,076 was amortized and included as a reduction of "Salaries, benefits and stock-based compensation" on our Consolidated Statements of Operations.

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

Under the Stock Plan, a maximum of 20 percent (6,200,120 shares) of our total shares of common stock issued and outstanding as of the 2012 Annual Meeting date, calculated on a fully diluted basis (31,000,601 shares), are available for awards under the Stock Plan. Under the Stock Plan, no more than 50 percent of the shares of stock reserved for the grant of the awards under the Stock Plan (up to an aggregate of 3,100,060 shares) may be restricted stock awards at any time during the term of the Stock Plan. If any shares of restricted stock are awarded, such awards will reduce on a percentage basis the total number of shares of stock for which options may be awarded. No more than 1,000,000 shares of our common stock may be made subject to awards under the Stock Plan to any individual in any year. Although the Stock Plan permits us to continue to grant stock options, our Board of Directors currently plans to discontinue further grants of stock options.

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

Stock Option Awards

During the six months ended June 30, 2013, and the year ended December 31, 2012, the Compensation Committee of the Board of Directors of the Company did not grant any stock options. On May 11, 2012, certain executive officers voluntarily cancelled 1,963,745 outstanding stock options for no consideration. Upon cancellation, we recognized $1,365,242 in compensation expense related to these previously granted options. The Compensation Committee currently does not plan to grant new stock options to employees.

For the three months and six months ended June 30, 2013, the Company recognized $58,401 and $118,420, respectively, of compensation expense in the Consolidated Statements of Operations related to stock options. As of June 30, 2013, there was approximately $147,034 of unrecognized compensation cost related to unvested stock option awards. This cost is expected to be recognized over a weighted-average period of approximately seven months. For the three months and six months ended June 30, 2012, the Company recognized $1,443,467 and $1,891,291, respectively, of compensation expense in the Consolidated Statements of Operations related to stock options.

For the six months ended June 30, 2013, and June 30, 2012, no options were exercised.

A summary of the changes in outstanding stock options for the six months ended June 30, 2013, is as follows:

			Weighted	Weighted Average
		Weighted	Average	Remaining	Aggregate
		Average	Grant Date	Contractual	Intrinsic
	Shares	Exercise Price	Fair Value	Term (Years)	Value
Options Outstanding at January 1, 2013	1,425,372	$9.77	$6.27	3.68	$0

Granted	0	$0	$0	0

Exercised	0	$0	$0	0

Forfeited or Expired	0	$0	$0	0

Options Outstanding at June 30, 2013	1,425,372	$9.77	$6.27	3.18	$0

Options Exercisable at June 30, 2013	1,399,927	$9.76	$6.25	3.19	$0

Options Exercisable and Expected to be Exercisable at June 30, 2013	1,424,736	$9.77	$6.27	3.18	$0

The aggregate intrinsic value in the table above with respect to options outstanding, exercisable and expected to be exercisable, is calculated as the difference between the Company's closing stock price of $3.04 on June 28, 2013, the last trading day of the second quarter of 2013, and the exercise price, multiplied by the number of in-the-money options. This amount represents the total pre-tax intrinsic value that would have been received by the option holders had all options been fully vested and all option holders exercised their awards on June 30, 2013.

Restricted Stock

On June 11, 2012, the Committee granted the employees a total of 1,780,000 shares of restricted stock. A total of 1,068,000 awards (60 percent) vest when the volume-weighted stock price is at or above pre-determined stock price targets over a 30-day period. These pre-determined stock price targets range from $5.00 per share to $9.00 per share. The remaining 712,000 of these shares (40 percent) have vesting dates ranging from December 31, 2012, through June 30, 2017, based on the named executive officer's continued service to the Company. After this initial employee grant, the Compensation Committee does not plan to grant additional restricted stock to existing employees until at least June 11, 2015. Pursuant to the Exemptive Order, non-employee directors receive up to 2,000 shares of restricted stock annually. On June 7, 2012, the non-employee directors received a grant of 14,000 shares of restricted stock. On May 2, 2013, an additional 12,000 shares of restricted stock were granted to the non-employee directors.

For the three months and six months ended June 30, 2013, we recognized $257,079 and $511,781, respectively, of compensation expense related to restricted stock awards. As of June 30, 2013, there was unrecognized compensation cost of $3,726,117 related to restricted stock awards. This cost is expected to be recognized over a weighted average period of approximately two years.

Non-vested restricted stock awards as of June 30, 2013, and changes during the six months ended June 30, 2013, were as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share

Outstanding at January 1, 2013	1,616,000	$2.82

Granted	12,000	3.15

Vested based on service	(42,375)	3.40

Shares withheld related to net share settlement of restricted stock	(20,367)	3.38

Forfeited	(2,000)	3.55

Outstanding at June 30, 2013	1,563,258	$2.80

Under net settlement procedures currently applicable to our outstanding restricted stock awards for current employees, upon each settlement date, restricted stock awards are withheld to cover the required withholding tax, which is based on the value of the restricted stock award on the settlement date as determined by the closing price of our common stock on the vesting date. The remaining amounts are delivered to the recipient as shares of our common stock. On June 30, 2013, 58,740 restricted stock awards were net settled by withholding 20,367 shares, which represented the employees' minimum statutory obligation for each such employee's applicable income and other employment taxes and remitted cash totaling of $61,917 to the appropriate tax authorities. The amount remitted to the tax authorities for the employees' tax obligation was reflected as a financing activity within our Consolidated Statements of Cash Flows. The shares withheld by us as a result of the net settlement of restricted stock awards are not considered issued and outstanding, thereby reducing our shares outstanding used to calculate net asset value per share.

NOTE 10. INCOME TAXES

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs.

In order to qualify as a RIC, we must, in general, (1) annually, derive at least 90 percent of our gross income from dividends, interest, gains from the sale of securities and similar sources; (2) quarterly, meet certain investment diversification requirements; and (3) annually, distribute at least 90 percent of our investment company taxable income as a dividend. We may either distribute or retain our net capital gain from investments, but any net capital gain not distributed will be subject to corporate income tax and the excise tax described below to the extent not offset by the capital loss carryforward. We currently intend to retain and designate any net capital gain as "designated undistributed capital gains" under the rules of the Code. We will be subject to a four percent excise tax to the extent we fail to distribute at least 98 percent of our annual net ordinary income and 98.2 percent of our capital gain net income and would be subject to income tax to the extent we fail to distribute 100 percent of our investment company taxable income. As of January 1, 2013, we had capital loss carryforwards of $20,146,763, which we intend to use to offset current year capital gains.

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

We have received SEC certification since 1999, including for 2012, pursuant to Section 851(e) of the Code. There can be no assurance that we will qualify for or receive certification for 2013 or subsequent years (to the extent we need additional certification) or that we will actually qualify for Subchapter M treatment in subsequent years. In addition, under certain circumstances, even if we qualified for Subchapter M treatment in a given year, we might take action in a subsequent year to ensure that we would be taxed in that subsequent year as a C Corporation, rather than as a RIC. Because Subchapter M does not permit deduction of operating expenses against net capital gain, it is not clear that the Company and its shareholders have paid less in taxes since 1999 than they would have paid had the Company remained a C Corporation.

For the three months ended June 30, 2013, and 2012, we paid $161 and $0, respectively, in federal, state and local taxes. For the six months ended June 30, 2013, and 2012, we paid $22,171 and $8,075, respectively, in federal, state and local taxes. At June 30, 2013, and 2012, we had $0 accrued for federal, state and local taxes payable by the Company.

We pay federal, state and local taxes primarily related to sublease income generated by Ventures, which is taxed as a C Corporation. For the three months ended June 30, 2013, and 2012, our income tax expense for Ventures was $161 and $0, respectively. For the six months ended June 30, 2013, and 2012, our income tax expense for Ventures was $21,241 and $7,170, respectively.

NOTE 11. CHANGE IN NET ASSETS PER SHARE

The following table sets forth the computation of basic and diluted per share net increases (decreases) in net assets resulting from operations for the three months and six months ended June 30, 2013, and June 30, 2012.

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2013	2012	2013	2012
Numerator for increase (decrease) in net assets per share	$4,104,761	$(1,905,919)	$2,044,569	$3,674,264
Denominator for basic weighted average shares	31,118,358	31,000,601	31,117,624	31,000,601
Basic net increase (decrease) in net assets per share resulting from operations	$0.13	$(0.06)	$0.07	$0.12
Denominator for diluted weighted average shares	31,118,358	31,000,601	31,117,624	31,000,700
Diluted net increase (decrease) in net assets per share resulting from operations[1]	$0.13	$(0.06)	$0.07	$0.12
Anti-dilutive shares by type:
Stock Options	1,425,372	1,425,372	1,425,372	1,425,372
Restricted Stock	491,125	188,630	487,191	188,630
Total anti-dilutive shares	1,916,497	1,614,002	1,912,563	1,614,002

1A total of 1,068,000 performance-based shares of restricted stock were outstanding during the first half of 2013. These shares vest when the volume-weighted stock price is at or above pre-determined stock price targets over a 30-day period. These pre-determined stock price targets range from $5.00 per share to $9.00 per share. These shares were not included in the computation of diluted net asset value per share because as of the end of the reporting period none of the pre-determined stock price targets were met.

For the three months and six months ended June 30, 2013, the calculation of net increase in net assets resulting from operations per diluted share does not include any stock options or restricted stock awards because such stock options and restricted stock awards were anti-dilutive. Stock options and restricted stock awards may be dilutive in future periods in which there are both a net increase in net assets resulting from operations and either significant increases in our average stock price or significant decreases in the amount of unrecognized compensation cost during the period.

NOTE 12. COMMITMENTS AND CONTINGENCIES

On December 28, 2011, the Asahi Kasei Group completed its acquisition of Crystal IS, Inc. If claims are made related to certain intellectual property and patents included in the transaction that exceed the escrow amounts withheld, additional claims could be made seeking funds from the former stockholders, including the Company. This special indemnity provision was capped, in aggregate, across all former stockholders at $5 million through December 28, 2013, when the claim period expires. Our pro rata exposure to potential claims is up to $238,000 through December 31, 2013. As of June 30, 2013, no such claims had been made.

NOTE 13. SUBSEQUENT EVENTS

On July 8, 2013, the Company made a $13,988 follow-on investment in a privately held portfolio company.

On July 12, 2013, Xradia was acquired by Carl Zeiss AG, and on July 19, 2013, we received an initial payment of $12,838,244 from this sale. This amount will add to our primary liquidity during the third quarter of 2013. Additional proceeds of $2,374,827 are held in escrow to be released in whole, or in part, in January and July of 2014. The amounts held in escrow would be reduced by any claims submitted during the escrow period.

On July 22, 2013, the Company made a $166,667 follow-on investment in a privately held portfolio company.

On July 22, 2013, the Company made a $418,066 follow-on investment in a privately held portfolio company.

On August 1, 2013, the Company made a $386,363 follow-on investment in a privately held portfolio company.

On August 7, 2013, we closed 1,000 written call option contracts on Solazyme, Inc., with a strike price of $12.50, expiring on September 21, 2013, for a payment of $40,783. We also sold 1,000 written call option contracts on Solazyme, with a strike price of $12.50, expiring in March 2014. We received premiums of approximately $95,630 for these contracts.

HARRIS & HARRIS GROUP, INC. FINANCIAL HIGHLIGHTS (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Per Share Operating Performance

Net asset value per share, beginning of period	$4.11	$4.89	$4.13	$4.70

Net operating loss*	(0.06)	(0.11)	(0.12)	(0.17)
Net realized gain on investments*	0.24	0.03	0.13	0.05
Net decrease in unrealized appreciation as a result of sales*	(0.17)	(0.02)	(0.06)	(0.02)
Net increase in unrealized appreciation on investments held and written call options*(1)	0.12	0.04	0.12	0.26
Total from investment operations*	0.13	(0.06)	0.07	0.12

Net increase as a result of stock- based compensation expense*	0.01	0.05	0.02	0.06

Net decrease as a result of acquisition of vested restricted stock awards related to employee withholding	(0.01)	0.00	(0.01)	0.00

Total increase from capital stock transactions	0.00	0.05	0.01	0.06

Net increase as a result of other comprehensive income	0.00	0.00	0.03	0.00

Net increase (decrease) in net asset value	0.13	(0.01)	0.11	0.18

Net asset value per share, end of period	$4.24	$4.88	$4.24	$4.88
Stock price per share, end of period	$3.04	$3.80	$3.04	$3.80
Total return based on stock price	(15.56)%	(8.43)%	(7.88)%	9.83%

Supplemental Data:

Net assets, end of period	$132,063,889	$151,357,790	$132,063,889	$151,357,790

Ratio of expenses to average net assets	1.7%	2.1%	3.3%	3.7%

Ratio of net operating (loss) to average net assets	(1.5)%	(2.2)%	(3.0)%	(3.6)%

Average debt outstanding	$0.00	$1,959,341	$0.00	$1,729,670

Average debt per share	$0.00	$0.06	$0.00	$0.06

Number of shares outstanding, end of period	31,159,256	31,000,601	31,159,256	31,000,601

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

The information contained in this section should be read in conjunction with the Company's unaudited June 30, 2013, Consolidated Financial Statements and the Company's audited 2012 Consolidated Financial Statements and notes thereto.

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

Overview

We believe we provide five core benefits to our shareholders. First, we are an established firm with a positive track record of investing in venture capital-backed companies as further discussed in "Investments and Current Investment Pace" on page 67. Second, we provide shareholders with access to disruptive science-enabled companies, particularly ones that are enabled by nanotechnology, that would otherwise be difficult to access or inaccessible for most current and potential shareholders. Third, we have an existing portfolio of companies at varying stages of maturity that provide for a potential pipeline of investment returns over time. Fourth, we are able to invest opportunistically in a range of types of securities to take advantage of market inefficiencies. Fifth, we provide access to venture capital investments in a vehicle that, unlike private venture capital firms, has permanent capital, is transparent and is liquid.

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

During the second quarter of 2013, we transitioned Contour Energy Systems, Inc., and Mersana Therapeutics, Inc., from mid-stage companies to early-stage companies. We also transitioned Champions Oncology, Inc., and Nanosys, Inc., from mid-stage companies to late-stage companies.

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

Involvement with Portfolio Companies

The 1940 Act requires that BDCs offer to "make available significant managerial assistance" to portfolio companies. We are actively involved with our portfolio companies through membership on boards of directors, as observers to the boards of directors and/or through frequent communication with management. As of June 30, 2013, we held at least one board seat or observer rights on 24 of our 28 equity-focused portfolio companies (86 percent).

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

Investments and Current Investment Pace

Since our investment in Otisville in 1983 through June 30, 2013, we have made a total of 96 equity-focused venture capital investments. We have completely exited 68 of these 96 investments and partially exited through the sale of shares and/or the sale of call options covered by shares of one of these 96 investments, recognizing aggregate net realized gains of $74,530,413 on invested capital of $107,648,175. For the securities of the 28 companies in our equity-focused portfolio held at June 30, 2013, we have net unrealized depreciation of $1,849,651 on invested capital of $105,404,774. We have aggregate net realized gains and unrealized depreciation for our 96 equity-focused investments of $72,680,762 on invested capital of $213,052,949.

The amount of net realized gains includes:

•	$16,180,401 in payments received from the sale of BioVex Group, Inc., to Amgen, Inc., the sale of Innovalight, Inc., to DuPont and the sale of Crystal IS, Inc., to Asahi Kasei Group. We had invested a total of $11,383,299 in these three portfolio companies;

•	$13,185,840 from the sale of shares of Solazyme, Inc., on invested capital of $4,073,602. In addition, we generated $1,399,050 in realized gains on our sale and/or purchase of written call option and put option contracts covered by our shares of Solazyme, Inc.; and

•	A realized loss of $4,839,811, including call options, on our investment in NeoPhotonics Corporation on invested capital of $7,299,590.

The aggregate net realized gains and the cumulative invested capital do not reflect the cost or value of our shares of Solazyme, Inc., that we owned as of June 30, 2013, or the premiums received on open option contracts of $478,676. The aggregate net realized gains do not include gains on our initial payment from the sale of Xradia, which closed in July 2013. The aggregate net realized gains also do not include potential milestone payments that could occur as part of the acquisition of BioVex Group, Inc., by Amgen, Inc., or the acquisition of Nextreme Thermal Solutions, Inc., by Laird Technologies, Inc., at points in time in the future as of June 30, 2013. If these amounts were included as of June 30, 2013, our aggregate net realized gains and cumulative invested capital would be $93,549,977 and $113,018,771, respectively.

From August 2001 through June 30, 2013, all 54 of our initial equity-focused investments have been in science-enabled companies commercializing or integrating products enabled by nanotechnology or microsystems. From August 2001 through June 30, 2013, we have invested a total (before any subsequent write-ups, write-downs or dispositions) of $165,898,475 in these companies. We currently have 27 equity-focused companies in our portfolio that have yet to complete liquidity events (e.g., IPOs or merger and acquisition ("M&A") transactions). At June 30, 2013, from first dollar in, the average and median holding periods for these 27 investments were 5.5 years and 6.1 years, respectively. Historically, as measured from first dollar in to last dollar out, the average and median holding periods for the 68 investments we have exited were 4.3 years and 3.4 years, respectively.

The following is a summary of our initial and follow-on equity-focused investments in nanotechnology companies from January 1, 2009, to June 30, 2013. We consider a "round led" to be a round where we were the new investor or the leader of a group of investors in an investee company. Typically, but not always, the lead investor negotiates the price and terms of the deal with the investee company.

Investments in Our Equity-Focused Portfolio of Investments in Privately Held and Publicly Traded Companies
	2009	2010	2011	2012	Six Months Ended June 30, 2013

Total Incremental Investments	$12,334,051	$9,560,721	$17,688,903	$15,141,941	$6,758,150
No. of New Investments	2	3	4	2	1
No. of Follow-On Investment Rounds	29	27	31	26	18
No. of Rounds Led	5	5	4	3	6
Average Dollar Amount – Initial	$174,812	$117,069	$1,339,744	$1,407,500	$750,000
Average Dollar Amount – Follow-On	$413,256	$341,093	$397,740	$474,113	$333,786

Our Sources of Liquid Capital

The sources of liquidity that we use to make our investments are classified as primary and secondary liquidity. As of June 30, 2013, and December 31, 2012, our total primary and secondary liquidity was $36,407,772 and $38,231,691, respectively. We do not include funds available from our credit facility as primary or secondary liquidity. We believe it is important to examine both our primary and secondary liquidity when assessing the strength of our balance sheet and our future investment capabilities.

Primary liquidity is comprised of cash, U.S. Treasury securities and certain receivables. As of June 30, 2013, we held $13,999,860 in U.S. government obligations, $8,194,919 in cash, and $3,783,586 in receivables from the sale of certain Solazyme shares. These receivables were settled for cash in July of 2013. As of December 31, 2012, we held $13,998,880 in U.S. government obligations, and we had an additional $8,379,111 in cash.

On January 24, 2013, the Company received payment of its portion of the proceeds held in escrow from DuPont’s acquisition of Innovalight, Inc., totaling $949,469. On April 4, 2013, the Company received payment of its portion of the proceeds held in escrow from Asahi Kasei's acquisition of Crystal IS, Inc., totaling $273,361. These payments immediately added to our primary liquidity. Payments upon achieving milestones of the BioVex Group, Inc., sale would also add to our primary liquidity in future quarters if these milestones are achieved successfully. The probability-adjusted value of the future milestone payments for the sale of BioVex, as determined at the end of each fiscal quarter, is included as an asset on our Consolidated Statements of Assets and Liabilities and will be included in primary liquidity only if and when payment is received for achievement of the milestones. During the six months ended June 30, 2013, we sold 1,217,790 shares of our investment in Solazyme, Inc., under written call option contracts and open market sales. We received $11,727,993 in gross proceeds from these transactions, which added to our primary liquidity. During the six months ended June 30, 2013, we sold the remaining 50,807 shares of our investment in NeoPhotonics Corporation under written call option contracts and open market sales. We received $254,039 in gross proceeds from these transactions, which also added to our primary liquidity.

On July 12, 2013, Xradia was acquired by Carl Zeiss AG, and on July 19, 2013, we received an initial payment of $12,838,244 from this sale. This amount will add to our primary liquidity during the third quarter of 2013. Additional proceeds of $2,374,827 are held in escrow to be released in whole, or in part, in January and July of 2014. If and when these amounts held in escrow are released, those funds would add to our primarily liquidity.

Our secondary liquidity is comprised of the stock of publicly traded companies. Although these companies are publicly traded, their stock may not trade at high volumes and prices may be volatile, which may restrict our ability to sell our positions at any given time. As of June 30, 2013, our secondary liquidity was $10,398,807. Solazyme, Inc., accounts for $6,797,600 of this amount based on its closing price as of June 30, 2013. If our in-the-money option contracts were called at June 30, 2013, and the remaining shares were sold at the closing price on that date, we would receive proceeds of $6,230,000. The fair value of our shares of Champions Oncology, Inc., accounts for $3,601,207 of the total amount of secondary liquidity. As of December 31, 2012, our secondary liquidity was $15,770,488. NeoPhotonics and Solazyme accounted for $14,422,261 of this amount based on the closing price of each company as of December 31, 2012. Champions Oncology accounted for $1,348,227 of the total amount of secondary liquidity. As of June 30, 2013, a total of 626,523 shares of Champions Oncology were subject to restrictions that limit our ability to sell those securities. The remainder of our public securities were freely tradable. A decision to sell our shares would result in the cash received from the sale of these assets being included in primary liquidity. Until that time, we will continue to include the value of our shares of our publicly traded portfolio companies in secondary liquidity unless the average trading volume of each company reaches sufficient levels for us to monetize our stock in such companies over a short period of time.

Potential Pending Liquidity Events from Our Portfolio as of June 30, 2013

Our companies often plan for and/or begin the process of pursuing potential sales and/or IPOs of those companies by hiring bankers and/or advisors to attempt to pursue such liquidity events. We consider these efforts to be in the ordinary course of business for those companies until the potential and timing of a transaction become tangible through events such as receipt of letters of intent to acquire a company and/or drafting of registration documents to pursue an IPO. As of June 30, 2013, we did not have any companies for which the potential and timing of a transaction are tangible.

On July 12, 2013, Xradia was acquired by Carl Zeiss AG, and on July 19, 2013, we received an initial payment of $12,838,244 from this sale. Additional proceeds of $2,374,827 are held in escrow to be released in whole, or in part, in January and July 2014.

As of June 30, 2013, we valued potential milestone payments from the sale of BioVex Group, Inc., at $3,383,720. If all the remaining milestone payments were to be paid by Amgen, Inc., we would receive $9,526,393. We have not received any milestone payments as of June 30, 2013, and there can be no assurance as to the timing and how much of this amount we will ultimately realize in the future, if any. As of June 30, 2013, we valued potential milestone payments from the sale of Nextreme Thermal Solutions, Inc., to Laird Technologies, Inc., at $0.

Strategy for Managing Publicly Traded Positions

We discuss our assessment of the benefits of selling covered call options on our publicly traded portfolio companies in detail in our Annual Report on Form 10-K for the year ended December 31, 2012.

During the six months ended June 30, 2013, our strategy for managing our publicly traded positions has generated approximately $510,458 in net cash proceeds from premiums on call options sold and put options purchased of Solazyme, Inc. We added approximately $4,886,764 in proceeds, net of commission, to our primary liquidity resulting from options called that were covered by a portion of our shares of Solazyme. We also sold shares in open market transactions for proceeds, net of commission, of $6,800,203. The net increase in our primary liquidity from these transactions was $12,197,426. Through June 30, 2013, we have generated $2,255,292 in net cash premiums on call options sold and put options purchased of Solazyme since the company completed an IPO in May 2011. We have sold a total of 1,724,149 shares of Solazyme since its IPO for net proceeds, after commission, of $16,867,016 or an average sale price of $9.78 per share. Including premiums from call and put options, the average sale price for these shares was $11.09 per share. Our cost basis in Solazyme is $2.36 per share. This increase in primary liquidity is important for our efforts to continue to fund existing and new portfolio companies that could generate future investment returns.

As of June 30, 2013, we had all of our remaining 580,000 shares of Solazyme under the following option contracts:

No. of Shares	Expiration Date	Strike Price
330,000	September 21, 2013	$10.00
150,000	September 21, 2013	$12.50
100,000	September 21, 2013	$15.00

During the six months ended June 30, 2013, we sold the remaining 50,807 shares of our position in NeoPhotonics Corporation. We no longer own any shares of NeoPhotonics. For the six months ended June 30, 2013, we received $252,042 in proceeds, net of commission, from the sale of NeoPhotonics shares. We also received proceeds of $24,146 from call option premiums on shares of NeoPhotonics. Since its IPO, the sale of our 450,907 shares of NeoPhotonics generated net proceeds of $2,239,809, or an average sale price, net of commission, of $4.97 per share. Including premiums from call options, the average sale price for these shares was $5.45 per share. Our cost basis in NeoPhotonics was $16.19 per share.

Portfolio Company Revenue

We currently have 22 companies in our equity-focused venture capital portfolio as of June 30, 2013, that generate revenues ranging from nominal to significant from commercial sales of products and/or services, from commercial partnerships and/or from government grants.

In aggregate, our portfolio companies had approximately $532 million in revenue as of the end of 2012, a 25.5 percent increase from aggregate 2011 revenue of approximately $424 million, a 39.9 percent increase from aggregate 2010 revenue of approximately $380 million and a 99.1 percent increase from aggregate 2009 revenue of $267 million.

Current Business Environment

The second quarter of 2013 ended with increases in value in the public market indices. However, these increases coincided with an increase in the number and value of IPOs and M&A transactions. The fundraising environment continues to be difficult for venture capital firms and for venture-backed companies that focus on the sectors in which we invest, particularly those in the middle stages of development.

Twenty-one U.S. venture-backed companies raised $2.1 billion through IPOs in the second quarter of 2013, which is a dramatic increase from the first quarter of 2013 (eight IPOs raising $717 million), according to Dow Jones VentureSource, Thomson Reuters and the NVCA. It is also a 50 percent increase in venture-backed IPOs as compared with the second quarter of 2012. For the second quarter of 2013, 84 venture-backed M&A transactions were reported, which is about the same as the first quarter of 2013 (86 reported), but a decrease from the second quarter of 2012 (122 reported).

Forty-four U.S. venture capital funds raised $2.9 billion in the second quarter of 2013, according to Thomson Reuters and the National Venture Capital Association (NVCA). This is a similar number of funds as compared with the first quarter of 2013, but a 33 percent decrease in the amount of capital raised (down from $4.3 billion). It is also a significant (54 percent) decline from the amount raised in the second quarter of 2012 and marks the lowest amount raised by venture capital since the third quarter of 2011. The trend of few funds raising more money has continued with the top five venture capital funds accounting for 55 percent of the total fundraising in the second quarter, which is comparable to the first quarter of 2013. Of the forty-four funds that were raised, 15 were new funds, and they represented 11 percent of the dollar value. Historically (five years), first-time funds have raised an average of nine percent of the committed capital. This represents an uptick in fundraising by new funds as compared with the average and especially as compared with the first quarter of 2013, when only five new funds were raised.

The current business environment is also complicated by global economic uncertainty and regional unrest. It remains unclear if and how the debt crisis in Europe will develop and whether it will result in a slowing of worldwide economic growth. It is unclear if the rising budget deficits and partisan politics in the United States will result in further downgrades in its credit rating. Any outcome could be heightened potentially should an alternative to U.S. Treasury securities emerge as the global safe-haven for invested capital or should large holders of these securities, such as China, decide to divest of them in large quantities or in full. Further, many of our portfolio companies receive non-dilutive funding through government contracts and grants. Sequestration has and could continue to have a direct and significant reduction in our portfolio companies' contract or grant awards. Sequestration will also likely result in reduced budgets at research facilities, which has and could continue to reduce the volume of products they could potentially purchase from our portfolio companies. All of this uncertainty could lead to a further broad reduction in risk taken by investors and corporations, which could reduce further the capital available to our portfolio companies, could affect the ability of our portfolio companies to build and grow their respective businesses, and could decrease the liquidity options available to our portfolio companies.

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

We note that while the valuations of our privately held, venture capital-backed companies may decrease, sometimes substantially, such decrease may facilitate an increase in our ownership of the overall company in conjunction with a follow-on investment in such company. In these cases, the ultimate return on our overall invested capital could be greater than it would have been without such interim decrease in valuation.

In each of the years in the period 2009 through 2012, and for the six months ended June 30, 2013, the Company recorded the following gross write-ups in privately held securities as a percentage of net assets at the beginning of the year ("BOY"), gross write-downs in privately held securities as a percentage of net assets at the beginning of the year, and change in value of private portfolio securities as a percentage of net assets at the beginning of the year.

Gross Write-Ups and Write-Downs of the Privately Held Portfolio
	2009	2010	2011	2012	Six Months Ended June 30, 2013

Net Asset Value, BOY	$109,531,113	$134,158,258	$146,853,912	$145,698,407	$128,436,774

Gross Write-Downs During Year	$(12,845,574)	$(11,391,367)	$(11,375,661)	$(19,604,046)	$(9,083,268)

Gross Write-Ups During Year	$21,631,864	$30,051,847	$11,997,991	$14,099,904	$8,624,382

Gross Write-Downs as a Percentage of Net Asset Value, BOY	(11.7)%	(8.5)%	(7.8)%	(13.5)%	(7.1)%

Gross Write-Ups as a Percentage of Net Asset Value, BOY	19.7%	22.4%	8.2%	9.7%	6.7%

Net Change as a Percentage of Net Asset Value, BOY	8.0%	13.9%	0.4%	(3.8)%	(0.4)%

From March 31, 2013, to June 30, 2013, the value of our equity-focused venture capital portfolio, including our rights to potential future milestone payments from the sales of BioVex Group, Inc., and Nextreme Thermal Solutions, Inc., increased by $1,400,317, from $105,538,526 to $106,938,843.

Not including our rights to potential future milestone payments from the sale of BioVex Group, Inc, and Nextreme Thermal Solutions, Inc., our equity-focused portfolio companies increased in value by $1,421,709. This increase was primarily owing to 1) new and follow-on investments of $4,592,440, 2) a net increase in value owing to the terms and pricing of new rounds of financing and indications of value from potential acquirers of $5,627,188, and 3) a net increase owing to public markets of $2,049,328.  These changes were offset by 1) a net decrease in the valuation of Solazyme, Inc., and sales of a portion of our shares of this company of $5,265,022, offset by net cash proceeds to us of $9,810,558 that are not included in the valuation of Solazyme as of June 30, 2013 and 2) a net decrease in value owing to a net increase in discounts for non-performance risk of $5,693,574. The remaining component of the change in the value of our equity-focused portfolio companies of $111,049 was primarily owing to net increases in the value of warrants, currency fluctuations and interest on convertible bridge notes.

We note that our Valuation Committee and ultimately our Board of Directors take into account multiple sources of quantitative and qualitative inputs to determine the value of our privately held portfolio companies and our publicly traded portfolio companies whose values are not derived solely from the closing price on the last day of the quarter.

We also note that our Valuation Committee does not set the value of Solazyme, Inc., our freely tradable publicly traded portfolio company, and the unrestricted portion of our position in Champions Oncology, Inc., which trades on an OTC exchange. As of June 30, 2013, a portion of our shares of Champions Oncology is subject to restrictions on the sale of those shares and subjective inputs are also included in the determination of value. Therefore, our Valuation Committee sets the value of this portion of our position.

We define non-performance as the risk that the price per share (or implied valuation of a portfolio company) or the effective yield of a debt security of a portfolio company, as applicable, does not appropriately represent the risk that a portfolio company that requires or seeks to raise additional capital will be  (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation.  Our best estimates of non-performance risk of our portfolio companies during the second quarter of 2013 are included in the valuation of the companies as of June 30, 2013. Changes in non-performance risk led to a net decrease in value of $5,693,574. In the future, as these companies receive terms for additional financings or if they are unable to receive additional financing and, therefore, proceed with sales or shutdowns of the business, we expect the contribution of the discount for non-performance risk to vary in importance in determining the fair values of our securities of these companies. Changes in discounts for non-performance risk could positively or negatively affect the value of our portfolio companies in future quarters. As of June 30, 2013, non-performance risk was a significant factor in determining the values of nine of our 26 equity-focused portfolio companies that are fair valued by our Board of Directors. These nine companies accounted for approximately $28.2 million, or 27.3 percent, of the total value of our equity-focused venture capital portfolio, not including our rights to milestone payments from the sale of BioVex Group, Inc., to Amgen, Inc. As of December 31, 2012, non-performance risk was a significant factor in determining the values of nine of our 27 equity-focused portfolio companies that are fair valued by our Board of Directors. These nine companies accounted for approximately $34.6 million, or 33.7 percent, of the total value of our equity-focused venture capital portfolio, not including our rights to milestone payments from the sale of BioVex Group, Inc., to Amgen, Inc., or our rights to milestone payments from the sale of Nextreme Thermal Solutions, Inc., to Laird Technologies, Inc.

We also note that our valuation of our securities of Molecular Imprints, Inc., includes $3,033,338 that is ascribed to a non-convertible bridge note. The principal plus interest of this note was repaid in full in the third quarter of 2011. The remaining value results from a liquidation preference that survived the repayment of the note and, as currently written, would pay the Company $4,044,450 should the company be sold for more than its outstanding debt and a contractual payment to management of Molecular Imprints. This amount assumes that the total non-convertible bridge note preferences of $10.5 million are paid in full. Our value of this portion of our securities of Molecular Imprints as of June 30, 2013, reflects a probability-weighted discount applied to the total amount of the preference.

As of June 30, 2013, our top ten investments by value accounted for approximately 72 percent of the value of our equity-focused venture capital portfolio.

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

Three months ended June 30, 2013, as compared with the three months ended June 30, 2012

In the three months ended June 30, 2013, we had a net increase in net assets resulting from operations of $4,104,761. In the three months ended June 30, 2012, we had a net decrease in net assets resulting from operations of $1,905,919.

Investment Income and Expenses:

We had net operating losses of $1,989,938 and $3,275,280 for the three months ended June 30, 2013, and June 30, 2012, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expense of $315,480 in 2013 primarily associated with the compensation cost for restricted stock as compared with $1,537,295 for the same period in 2012 associated with granting of stock options in years prior to 2012. During the three months ended June 30, 2013, and 2012, total investment income (loss) was $189,963 and $(28,446), respectively. During the three months ended June 30, 2013, and 2012, total operating expenses were $2,179,901 and $3,246,834, respectively.

During the three months ended June 30, 2013, as compared with the same period in 2012, investment income increased, reflecting an increase in interest income from convertible bridge notes, non-convertible promissory notes, subordinated and senior secured debt, and an increase in our average holdings of U.S. government securities, offset by a decrease in interest income from senior secured debt through a participation agreement. During the three months ended June 30, 2013, our average holdings of U.S. government securities were $13,999,790. As of June 30, 2012, we had no holdings of U.S. government securities, primarily owing to the decrease in yield available over the durations of maturities in which we were willing to invest and the availability of fully FDIC insured demand deposit bank accounts.

Operating expenses, including non-cash, stock-based compensation expense, were $2,179,901 and $3,246,834 for the three months ended June 30, 2013, and June 30, 2012, respectively. The decrease in operating expenses for the three months ended June 30, 2013, as compared with the three months ended June 30, 2012, was primarily owing to decreases in salaries, benefits and stock-based compensation expense and directors' fees and expenses, offset by increases in administration and operations expense, professional fees, rent expense and custody fees. Salaries, benefits and stock-based compensation expense decreased by $1,115,286, or 43.6 percent, for the three months ended June 30, 2013, as compared with June 30, 2012, primarily as a result of a decrease in non-cash stock-based compensation expense of $1,221,815 associated with the Stock Plan and a decrease of $70,830 in the projected benefit obligation expense accrual for medical retirement benefits, offset by increases in bonus accruals, increases in salaries of employees owing to cost of living adjustments and costs associated with increases in salary for three of our employees who were promoted in 2013 from their positions in 2012. While the non-cash, stock-based compensation expense for the Stock Plan increased our operating expenses by $315,480, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value. Directors' fees and expenses decreased by $23,500, or 28.7 percent, through June 30, 2013, as compared with June 30, 2012, primarily owing to a smaller Board of Directors in 2013.

Administration and operations expense increased by $40,588, or 18.0 percent, through June 30, 2013, as compared with June 30, 2012, primarily as a result of timing differences related to certain accrued expenses. Professional fees increased by $32,842, or 13.4 percent, through June 30, 2013, as compared with June 30, 2012, primarily as a result of an increase in certain legal and accounting fees. Rent expense increased by $2,232, or 2.2 percent, for the period ended June 30, 2013, as compared with the three months ended June 30, 2012. Our rent expense of $101,486 for the three months ended June 30, 2013, includes $111,141 of rent paid in cash, net of $9,655 non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term. Custody fees increased by $2,854, or 25.6 percent, for the three months ended June 30, 2013, as compared with June 30, 2012.

Realized Income and Losses from Investments:

During the three months ended June 30, 2013, and June 30, 2012, we realized net gains on investments of $7,590,533 and $868,022, respectively.

During the three months ended June 30, 2013, we realized net gains of $7,590,533, consisting primarily of a realized gain of $7,651,058 on the sale of 966,490 shares of Solazyme, Inc., of which 303,500 shares were called subject to the terms of written call option contracts and a realized gain of $105,313 on the early repayments of the senior secured and subordinated secured debt by GEO Semiconductor, Inc., offset by a realized loss of $150,711 on the repurchase and expiration of certain Solazyme written call option contracts and a realized loss of $15,127 on the expiration of certain Solazyme purchased put option contracts. At June 30, 2013, we still owned 580,000 shares of Solazyme.

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

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the three months ended June 30, 2013, net unrealized depreciation on total investments increased by $1,495,673, or 321.8 percent, from accumulated net unrealized depreciation of $464,833 at March 31, 2013, to accumulated net unrealized depreciation of $1,960,506 at June 30, 2013. During the three months ended June 30, 2012, net unrealized appreciation on total investments increased by $872,686, or 5.1 percent, from net unrealized appreciation of $16,952,574 at March 31, 2012, to net unrealized appreciation of $17,825,260 at June 30, 2012.

During the three months ended June 30, 2013, net unrealized depreciation on our venture capital investments increased by $1,095,295, from net unrealized depreciation of $597,882 at March 31, 2013, to net unrealized depreciation of $1,693,177 at June 30, 2013, owing primarily to write-downs in the valuations of the following investments held:

Investment	Amount of Write-Down

OpGen, Inc.	$2,037,500
Contour Energy Systems, Inc.	1,918,598
Kovio, Inc.	1,336,165
Laser Light Engines, Inc.	1,288,502
GEO Semiconductor, Inc.	106,022
Cobalt Technologies, Inc.	20

The write-downs for the three months ended June 30, 2013, were offset by write-ups in the valuations of the following investments held:

Investment	Amount of Write-Up

Bridgelux, Inc.	$2,759,246
Solazyme, Inc.	2,331,589
Champions Oncology, Inc.	2,066,982
Ancora Pharmaceuticals Inc.	1,834,999
Xradia, Inc.	865,108
Ensemble Therapeutics Corporation	811,352
Senova Systems, Inc.	312,882
Adesto Technologies Corporation	75,114
SiOnyx, Inc.	23,406
Metabolon, Inc.	16,345
D-Wave Systems, Inc.	12,326
OHSO Clean, Inc.	8,804
Nano Terra, Inc.	3,103
Nanosys, Inc.	726
HzO, Inc.	265

We had a decrease in unrealized appreciation of $21,092 on the rights to milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc.

We had a decrease in unrealized appreciation of $197,041 on our investment in D-Wave Systems, Inc., owing to foreign currency translation.

We had a decrease in unrealized appreciation of $5,312,602 on our investment in Solazyme, Inc., owing to realized gains on the sale of its securities.

Unrealized appreciation on our U.S. government securities portfolio decreased from unrealized appreciation of $189 at March 31, 2013, to unrealized depreciation of $5 at June 30, 2013.

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

Six months ended June 30, 2013, as compared with the six months ended June 30, 2012

In the six months ended June 30, 2013, and June 30, 2012, we had net increases in net assets resulting from operations of $2,044,569 and $3,674,264, respectively.

Investment Income and Expenses:

We had net operating losses of $3,925,511 and $5,364,661 for the six months ended June 30, 2013, and June 30, 2012, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expense of $630,201 in 2013 primarily associated with the compensation cost for restricted stock as compared with $1,985,119 for the same period in 2012 associated with the prior years' granting of stock options. During the six months ended June 30, 2013, and 2012, total investment income was $375,053 and $132,444, respectively. During the six months ended June 30, 2013, and 2012, total operating expenses were $4,300,564 and $5,497,105, respectively.

During the six months ended June 30, 2013, as compared with the same period in 2012, investment income increased, reflecting an increase in interest income from convertible bridge notes, non-convertible promissory notes, subordinated and senior secured debt, and an increase in our average holdings of U.S. government securities, offset by a decrease in interest income from senior secured debt through a participation agreement. During the six months ended June 30, 2013, our average holdings of U.S. government securities were $13,999,480. As of June 30, 2012, we had no holdings of U.S. government securities, primarily owing to the decrease in yield available over the durations of maturities in which we were willing to invest and the availability of fully FDIC insured demand deposit bank accounts.

Operating expenses, including non-cash, stock-based compensation expense, were $4,300,564 and $5,497,105 for the six months ended June 30, 2013, and June 30, 2012, respectively. The decrease in operating expenses for the six months ended June 30, 2013, as compared with the six months ended June 30, 2012, was primarily owing to decreases in salaries, benefits and stock-based compensation expense, administration and operations expense and directors' fees and expenses, offset by increases in professional fees, rent expense and custody fees. Salaries, benefits and stock-based compensation expense decreased by $1,186,992, or 30 percent, for the six months ended June 30, 2013, as compared with June 30, 2012, primarily as a result of a decrease in non-cash stock-based compensation expense of $1,354,918 associated with the Stock Plan and a decrease of $141,660 in the projected benefit obligation expense accrual for medical retirement benefits, offset by increases in bonus accruals and salaries of employees owing to cost of living adjustments and costs associated with increases in salary for three of our employees who were promoted in 2013 from their positions in 2012. While the non-cash, stock-based compensation expense for the Stock Plan increased our operating expenses by $630,201, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value. Administration and operations expense decreased by $105,881, or 18.2 percent, for the six months ended June 30, 2013, as compared with June 30, 2012, primarily as a result of decreases in costs associated with investor outreach expenses, general office and administration expenses, and timing differences related to certain accrued expenses. We did not hold a Meet the Portfolio Day during the six months ended June 30, 2013, as compared with costs of approximately $37,668 associated with such an event in the comparable period in 2012. Directors' fees and expenses decreased by $46,856, or 26.4 percent, for the six months ended June 30, 2013, as compared with June 30, 2012, primarily owing to a smaller Board of Directors in 2013.

Professional fees increased by $145,229, or 28.1 percent, for the six months ended June 30, 2013, as compared with June 30, 2012, primarily as a result of an increase in certain legal fees, offset by a decrease in consulting fees associated with investor outreach and marketing efforts. Rent expense increased by $5,004, or 2.5 percent, for the six months ended June 30, 2013, as compared with June 30, 2012. Our rent expense of $202,701 for the six months ended June 30, 2013, includes $221,660 of rent paid in cash, net of $18,959 non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term. Custody fees increased by $5,792 or 26.3 percent, for the six months ended June 30, 2013, as compared with June 30, 2012.

Realized Income and Losses from Investments:

During the six months ended June 30, 2013, and June 30, 2012, we realized net gains on investments of $4,214,370 and $1,537,525, respectively.

During the six months ended June 30, 2013, we realized net gains of $4,214,370, consisting primarily of a realized gain of $9,084,167 on the sale of 1,217,790 shares of Solazyme, Inc., of which 554,800 shares were called subject to the terms of written call option contracts, a realized gain of $148,729 on our escrow payment from the sale of Crystal IS, Inc., and a realized gain of $105,313 on the early repayments of the senior secured and subordinated secured debt by GEO Semiconductor, Inc., offset by a realized loss on our investment in Nextreme Thermal Solutions, Inc., of $4,384,762, a realized loss of $540,106 on the sale of 50,807 shares of NeoPhotonics Corporation, of which 50,800 shares were called subject to the terms of written call option contracts, a realized loss of $126,762 on the repurchase and expiration of certain Solazyme and NeoPhotonics written call option contracts, and a realized loss of $72,209 on the expiration of certain Solazyme purchased put option contracts. At June 30, 2013, we still owned 580,000 shares of Solazyme. At June 30, 2013, we did not hold any shares of NeoPhotonics.

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

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the six months ended June 30, 2013, net unrealized depreciation on total investments decreased by $1,777,881, or 47.6 percent, from accumulated net unrealized depreciation of $3,738,387 at December 31, 2012, to accumulated net unrealized depreciation of $1,960,506 at June 30, 2013. During the six months ended June 30, 2012, net unrealized appreciation on total investments increased by $8,093,657, or 83.2 percent, from net unrealized appreciation of $9,731,603 at December 31, 2011, to net unrealized appreciation of $17,825,260 at June 30, 2012.

During the six months ended June 30, 2013, net unrealized depreciation on our venture capital investments decreased by $2,055,454, from net unrealized depreciation of $3,748,631 at December 31, 2012, to net unrealized depreciation of $1,693,177 at June 30, 2013, resulting primarily from an increase in unrealized appreciation of $4,384,762 on our investment in Nextreme Thermal Solutions, Inc., owing to a realized loss on the sale of its securities and increases in the valuations of the following investments held:

Investment	Amount of Write-Up

Bridgelux, Inc.	$3,836,471
Solazyme, Inc.	2,238,800
Champions Oncology, Inc.	2,070,806
Xradia, Inc.	1,702,187
Ancora Pharmaceuticals Inc.	988,110
Ensemble Therapeutics Corporation	718,169
HzO, Inc.	569,325
AgBiome, LLC	500,000
Enumeral Biomedical Corp.	239,481
ABSMaterials, Inc.	40,949
OHSO Clean, Inc.	14,928
Nano Terra, Inc.	7,692
D-Wave Systems, Inc.	7,041
Cobalt Technologies, Inc.	6,031
Nanosys, Inc.	986
Metabolon, Inc.	53

The write-ups for the six months ended June 30, 2013, were offset by write-downs in the valuations of the following investments held:

Investment	Amount of Write-Down

Contour Energy Systems, Inc.	$3,197,662
OpGen, Inc.	2,852,500
Kovio, Inc.	1,336,165
Laser Light Engines, Inc.	1,008,222
Senova Systems, Inc.	292,887
GEO Semiconductor, Inc.	64,651
Produced Water Absorbents, Inc.	28,170
SiOnyx, Inc.	5

We had a decrease in unrealized appreciation of $17,014 on the rights to milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc.

We had a decrease in unrealized appreciation of $310,047 on our investment in D-Wave Systems, Inc., owing to foreign currency translation.

We had an increase in unrealized appreciation of $530,934 on our investment in NeoPhotonics Corporation owing to realized losses on the sale of its securities.

We had a decrease in unrealized appreciation of $6,693,948 on our investment in Solazyme, Inc., owing to realized gains on the sale of its securities.

Unrealized appreciation on our U.S. government securities portfolio decreased from unrealized appreciation of $2,744 at December 31, 2012, to unrealized depreciation of $5 at June 30, 2013.

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

Financial Condition

June 30, 2013

At June 30, 2013, our total assets and net assets were $135,328,845 and $132,063,889, respectively. At December 31, 2012, they were $131,990,250 and $128,436,774, respectively.

At June 30, 2013, our net asset value per share was $4.24, as compared with $4.13 at December 31, 2012. At June 30, 2013, and December 31, 2012, our shares outstanding were 31,159,256 and 31,116,881, respectively.

Significant developments in the six months ended June 30, 2013, included an increase in the holdings of our venture capital investments of $723,232 and a decrease in our cash and treasury holdings of $183,212. The increase in the value of our venture capital investments from $108,002,191 at December 31, 2012, to $108,725,423 at June 30, 2013, resulted primarily from an increase in the net value of our venture capital investments of $2,055,454 and an increase owing to one new and 19 follow-on investments of $7,108,150, offset by a net decrease of $11,939,009 owing to the sale of certain of our shares of Solazyme, Inc., and NeoPhotonics Corporation. The decrease in our cash and treasury holdings from $22,377,991 at December 31, 2012, to $22,194,779 at June 30, 2013, is primarily owing to the payment of cash for operating expenses of $3,675,767 and to new and follow-on venture capital investments totaling $7,108,150, offset by net proceeds of $11,939,009 received from the sale of certain of our shares of Solazyme and NeoPhotonics, net premium proceeds of $534,605 received from certain Solazyme and NeoPhotonics written call options and purchased put option contracts and $1,222,830 received from the portion of our payments held in escrow from the sale of Innovalight, Inc., and Crystal IS, Inc.

The following table is a summary of additions to our portfolio of venture capital investments made during the six months ended June 30, 2013:

New Investments	Amount of Investment

EchoPixel, Inc.	$750,000

Follow-On Investments	Amount of Investment

HzO, Inc.	$1,212,500
Enumeral Biomedical Corp.	750,000
Adesto Technologies Corporation	672,070
Produced Water Absorbents, Inc.	648,000
D-Wave Systems, Inc.	491,100
Ancora Pharmaceuticals Inc.	350,000
HzO, Inc.	350,000
Nano Terra, Inc.	350,000
Ancora Pharmaceuticals, Inc.	300,000
AgBiome, LLC	260,870
Ultora, Inc.	215,000
Champions Oncology, Inc.	200,000
Laser Light Engines, Inc.	166,667
Senova Systems, Inc.	113,636
Senova Systems, Inc.	100,000
Ensemble Therapeutics Corporation	73,620
Kovio, Inc.	50,000
Cobalt Technologies, Inc.	28,920
Ensemble Therapeutics Corporation	25,767

Total	$7,108,150

The following tables summarize the values of our portfolios of venture capital investments and U.S. government obligations, as compared with their cost, at June 30, 2013, and December 31, 2012:

	June 30, 2013	December 31, 2012

Venture capital investments, at cost	$110,418,600	$111,750,822
Net unrealized (depreciation) (1)	(1,693,177)	(3,748,631)
Venture capital investments, at value	$108,725,423	$108,002,191

	June 30, 2013	December 31, 2012

U.S. government obligations, at cost	$13,999,865	$13,996,136
Net unrealized (depreciation) appreciation(1)	(5)	2,744
U.S. government obligations, at value	$13,999,860	$13,998,880

(1)At June 30, 2013, and December 31, 2012, the net accumulated unrealized depreciation on investments, including written call options, was $1,960,506 and $3,738,387, respectively.

Liquidity

Our liquidity and capital resources are generated and are generally available through our cash holdings, interest earned on our investments on U.S. government securities, cash flows from the sales of U.S. government securities and payments received on our venture debt investments, proceeds from periodic follow-on equity offerings and realized capital gains retained for reinvestment.

We fund our day-to-day operations using interest earned and proceeds from our cash holdings, the sales of our investments in U.S. government securities, when applicable, and interest earned from our venture debt securities. We believe the increase or decrease in the value of our venture capital investments does not materially affect the day-to-day operations of the Company or our daily liquidity. As of June 30, 2013, and December 31, 2012, we had no investments in money market mutual funds.

We have a $10 million three-year revolving credit facility with TD Bank, N.A. This credit facility is used to fund our venture debt investments and not for the payment of day-to-day operating expenses. As of June 30, 2013, we had no debt outstanding. We have not issued any debt securities, and, therefore, are not subject to credit agency downgrades.

As a venture capital company, it is critical that we have capital available to support our best companies until we have an opportunity for liquidity in our investments. As such, we will continue to maintain a substantial amount of liquid capital on our balance sheet.

At June 30, 2013, and December 31, 2012, our total net primary liquidity was $26,008,965 and $22,461,202, respectively. Our primary liquidity is principally comprised of our cash, U.S. government securities, when applicable, and certain receivables. The increase in our primary liquidity from December 31, 2012, to June 30, 2013, is primarily owing to the receipt of $1,222,830 from the portion of our upfront payments held in escrow from the sale of Innovalight, Inc., and Crystal IS, Inc., and net proceeds of $11,939,009 received from the sales of certain of our shares of Solazyme, Inc., and NeoPhotonics Corporation, offset by the use of funds for investments and payment of net operating expenses. During the six months ended June 30, 2013, we also purchased and sold call option and put option contracts on our publicly traded positions generating net proceeds of $534,605.

At June 30, 2013, and December 31, 2012, our secondary liquidity was $10,398,807 and $15,770,488, respectively. Our secondary liquidity consists of our publicly traded securities. Although these companies are publicly traded, their stock may not trade at high volumes and prices can be volatile, which may restrict our ability to sell our positions at any given time. We may also be restricted for a period of time in selling our positions in these companies due to our shares being unregistered.

We do not include funds held in escrow from the sale of investments in primary or secondary liquidity. These funds become primary liquidity if and when they are received at the expiration of the escrow period.

On July 12, 2013, Xradia was acquired by Carl Zeiss AG, and on July 19, 2013, we received an initial payment of $12,838,244 from this sale. This amount will add to our primary liquidity during the third quarter of 2013. Additional proceeds of $2,374,827 are held in escrow to be released in whole, or in part, in January and July of 2014. If and when these amounts held in escrow are released, those funds would add to our primarily liquidity.

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

Except for a rights offering, we are generally not able to issue and sell our common stock at a price below our net asset value per share, exclusive of any distributing commission or discount, without shareholder approval. As of June 30, 2013, our net asset value per share was $4.24 per share and our closing market price was $3.04 per share. We do not currently have shareholder approval to issue or sell shares below our net asset value per share.

Borrowings

On February 24, 2011, we established a $10 million three-year revolving credit facility with TD Bank, N.A., to be used in conjunction with our venture debt investments.

The credit facility, among other things, matures on February 24, 2014, and generally bears interest, at the Company’s option, based on (i) LIBOR plus 1.25 percent or (2) the higher of the federal funds rate plus fifty basis points (0.50 percent) or the U.S. prime rate as published in the Wall Street Journal.  The credit facility generally requires payment of interest on a monthly basis and requires the payment of a non-use fee of 0.15 percent annually.  All outstanding principal is due upon maturity.  The credit facility is secured by cash collateral to be held in a non-interest bearing account at TD Bank, N.A. The credit facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining our status as a BDC (c) maintaining unencumbered, liquid assets of not less than $7,500,000, (d)  limitations on the incurrence of additional indebtedness, (e) limitations on liens, and (f) limitations on mergers and dissolutions. The credit facility was historically used to supplement our capital to make additional venture debt investments.

The Company’s outstanding debt balance at June 30, 2013, and December 31, 2012, was $0. The annual weighted average interest cost for the six months ended June 30, 2013, was zero percent, exclusive of amortization of closing fees and other expenses related to establishing the credit facility. The remaining capacity under the credit facility was $10,000,000 at June 30, 2013. At June 30, 2013, the Company was in compliance with all financial covenants required by the credit facility.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows:

Payments Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facility(1)	$0	$0	$0	$0	$0

Operating leases	$1,902,513	$311,021	$539,320	$590,629	$461,543

(1) As of June 30, 2013, we had $10,000,000 of unused borrowing capacity under our credit facility.

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

Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") As of June 30, 2013, our financial statements include venture capital investments valued at $98,994,489, the fair values of which were determined in good faith by, or under the direction of, the Board of Directors. As of June 30, 2013, approximately 75 percent of our net assets represent investments in portfolio companies at fair value by the Board of Directors.

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

Historically, difficult venture capital environments have resulted in companies not receiving financing and being subsequently closed down with a loss of investment to venture investors, and other companies receiving financing but at significantly lower valuations than the preceding rounds, leading to very deep dilution for those who do not participate in the new rounds of investment. Our best estimate of this non-performance risk has been quantified and included in the valuation of our portfolio companies as of June 30, 2013.

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

As of June 30, 2013, approximately 91 percent of our portfolio company investments were classified as Level 3 in the hierarchy, indicating a high level of judgment required in their valuation.

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

Recent Developments - Portfolio Companies

On July 8, 2013, the Company made a $13,988 follow-on investment in a privately held portfolio company.

On July 12, 2013, Xradia was acquired by Carl Zeiss AG, and on July 19, 2013, we received an initial payment of $12,838,244 from this sale. This amount will add to our primary liquidity during the third quarter of 2013. Additional proceeds of $2,374,827 are held in escrow to be released in whole, or in part, in January and July of 2014. The amounts held in escrow would be reduced by any claims submitted during the escrow period.

On July 22, 2013, the Company made a $166,667 follow-on investment in a privately held portfolio company.

On July 22, 2013, the Company made a $418,066 follow-on investment in a privately held portfolio company.

On August 1, 2013, the Company made a $386,363 follow-on investment in a privately held portfolio company.

On August 7, 2013, we closed 1,000 written call option contracts on Solazyme, Inc., with a strike price of $12.50, expiring on September 21, 2013, for a payment of $40,783. We also sold 1,000 written call option contracts on Solazyme, with a strike price of $12.50, expiring in March 2014. We received premiums of approximately $95,630 for these contracts.

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

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our investment activities;

•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as material part of our investment strategy;

•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and

•	the risks, uncertainties and other factors we identify in "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our business activities contain elements of risk. We consider the principal types of market risk to be interest rate risk and foreign currency risk. Although we are risk-seeking rather than risk-averse in our investments, we consider the management of risk to be essential to our business.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we have historically funded a portion of our venture debt investments with borrowings, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Our borrowings under our credit facility bear interest, at our option, based on either (a) LIBOR plus 1.25 percent or (2) the higher of the federal funds rate plus 50 basis points or the U.S. prime rate. The interest rates are fixed for the interest period selected. However, these interest periods renew approximately every three months. Therefore, variations in interest rates affect the rates at which we can borrow and may increase our interest expense during any given period. Additionally, in the future, we may fund a portion of our equity investments with borrowings. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in future quarters. At June 30, 2013, we had no debt outstanding.

We may also invest in both short- and long-term U.S. government and agency securities. To the extent that we invest in short- and long-term U.S. government and agency securities, changes in interest rates result in changes in the value of these obligations that result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements, and the quantity and duration of long-term U.S. government and agency securities held by the Company, and it will vary from period to period. If the average interest rate on U.S. government securities at June 30, 2013, were to increase by 25, 75 and 150 basis points, the average value of these securities held by us at June 30, 2013, would decrease by approximately $35,000, $105,000 and $210,000, respectively, and the portion of our net asset value attributable to such securities would decrease correspondingly.

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

Foreign Currency Risk

Most of our investments are denominated in U.S. dollars. We currently have one investment denominated in Canadian dollars. We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates. The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates is $489,547 at June 30, 2013.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the 1934 Act). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures. As of June 30, 2013, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the second quarter of 2013 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Changes in valuations of early-stage small businesses tend to be more volatile than changes in prices of established, more mature securities.

Investments in early- and mid-stage small businesses may be inherently more volatile than investments in more mature businesses. Such immature businesses are inherently fragile and easily affected by both internal and external forces. Our investee companies can lose much or all of their value suddenly in response to an internal or external adverse event. Conversely, these immature small businesses can gain suddenly in value in response to an internal or external positive development. Moreover, because of the lack of daily pricing mechanisms of our privately held companies, our ownership interests in such investments are generally valued only at quarterly intervals by our Valuation Committee. Thus, changes in valuations from one valuation point to another may be larger than changes in valuations of marketable securities that are revalued in the marketplace much more frequently, in some highly liquid cases, virtually continuously. Although we carefully monitor each of our portfolio companies, information pertinent to our portfolio companies is not always known immediately by us, and, therefore, its availability for use in determining value may not always coincide with the timeframe of our valuations required by the federal securities laws.

As of June 30, 2013, the unrestricted portion of our shares of Champions Oncology, Inc., which trades on an OTC exchange, was valued using the closing price at the end of the quarter as required by the 1940 Act. In prior quarters, these shares were fair valued by our Board of Directors owing to our determination that there was not an active market as of the dates of valuation. If in future quarters, shares of Champions Oncology do not continue to trade in an active market as of the dates of valuation, the value of our shares could be materially different.

Additionally, we may price or invest in rounds at lower valuations than prior rounds of financing and/or previously reported valuations in order to receive more favorable terms, such as increased ownership percentages or liquidation preferences, which may result in decreased valuations in the interim. These decreases could be material.

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

Date: August 8, 2013

EXHIBIT INDEX

Exhibit No.	Description

31.01	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

