Form 10-K
period 2013-12-31
HARRIS & HARRIS GROUP INC /NY/
filed 2014-03-17
CIK 893739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

☐ Yes      ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes      ☑ No

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

☐ Yes      ☐ No

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

☐ Yes      ☑ No

The aggregate market value of the common stock held by non-affiliates of Registrant as of June 30, 2013 was $93,555,611 based on the last sale price as quoted by the Nasdaq Global Market on such date (only officers and directors are considered affiliates for this calculation).

As of March 14, 2014, the registrant had 31,197,438 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE	INCORPORATED AT

Harris & Harris Group, Inc. Proxy Statement for the	Part III, Items 10, 11,
2014 Annual Meeting of Shareholders	12, 13 and 14

PART I

Item 1.	Business.

Harris & Harris Group, Inc.® (the "Company," "us," "our," and "we"), is an internally managed venture capital company that builds transformative companies from disruptive science. We have elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, (the "1940 Act"). For tax purposes, we have elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986. We were incorporated under the laws of the state of New York in August 1981. Our investment objective is to achieve long-term capital appreciation by making venture capital investments. Generation of current income is a secondary objective. We define venture capital investments as the money and resources made available to privately held and publicly traded small businesses that we believe have exceptional growth potential. Our investment approach is comprised of a patient examination of available opportunities, thorough due diligence and close involvement with management of our portfolio companies. As a venture capital company, we invest in and offer managerial assistance to our portfolio companies, many of which, in our opinion, have significant potential for growth. We are overseen by our Board of Directors and managed by our officers and have no external investment advisor.

In our Letter to Shareholders dated October 8, 2013, we noted that our investment focus over the coming years will have two characteristics: 1) it will be early stage, where our focus will be on founding, incubating and building transformative companies from disruptive science and 2) it will be focused on BIOLOGY+. We define our investment focus of BIOLOGY+ as investments in interdisciplinary life science companies where biology innovation is intersecting with innovations in areas such as electronics, physics, materials science, chemistry, information technology, engineering and mathematics. We focus on this intersection because we believe interdisciplinary innovation will be required in order to address many of the life science challenges of the future. As of December 31, 2013, 59 percent of the value of our venture capital portfolio is invested in BIOLOGY+ companies. Since 2008, 79 percent of our initial investments have been in BIOLOGY+ companies.

Prior to our focus on BIOLOGY+, since 2002, we have made venture capital investments in science-enabled companies, particularly those that are commercializing or integrating products enabled by nanotechnology or microsystems. This investment focus is not a fundamental policy and, accordingly, may be changed without shareholder approval, although we have stated that we intend to give shareholders at least 60 days prior notice of any change in our nanotechnology focus.

To date, all of our BIOLOGY+ companies have also been commercializing or integrating products enabled by nanotechnology. At this time, we are expanding our investment focus within the area of BIOLOGY+ and may make investments that are not enabled at the nanoscale or microscale. We will not make BIOLOGY+ investments that are not also nanotechnology or microsystems investments for 60 days from receipt of this Annual Report. Our focus on BIOLOGY+ is not a fundamental policy, and we will not be required to give notice to shareholders prior to making a change from this focus.

We have demonstrated that we have the ability to discover, diligence, invest, build and realize gains in transformative companies built from disruptive science. We spend a tremendous amount of time with these companies, often playing managerial roles in the earliest stages of their development. Our technical knowledge is important at this stage. Our success in building management teams and focusing on key market opportunities is critical at this stage. As these companies develop, we continue to invest in them, and we invite other investors with complementary skill-sets to invest and add value. In many of these companies, there is a round of capital that has an asymmetrical or outsized return potential compared to other rounds. By being in the companies early, and by recognizing this opportunity, we believe we have the potential to deliver outsized returns even though the investment time period may be long. We also believe we have an investment thesis and an interdisciplinary team that are difficult to replicate and give us a competitive advantage.

As of December 31, 2013, our venture capital portfolio comprised 75.1 percent of our total assets, our cash and U.S. Treasury holdings comprised 22.0 percent of our total assets, and other assets comprised the remaining 2.9 percent of our total assets. As of December 31, 2013, we had no debt outstanding.

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

We currently invest our capital directly into portfolio companies. We may in the future seek to invest our capital alongside capital from other investors through investment funds that we control. Such funds could provide benefits to us including 1) the generation of income from management fees; 2) the potential to participate economically in the returns on the funds invested above and beyond the returns generated from investment of our capital; 3) the ability for us to increase the amount of capital under our control invested per portfolio company and 4) in cases where we may partner with one or more corporations, we gain access to market intelligence and distribution and manufacturing expertise that complements our expertise in identifying disruptive innovations and building companies.

Achievement of our investment objective is dependent upon the judgment of a team of four professional, full-time members of management, all of whom are designated as Managing Directors: Douglas W. Jamison, Daniel B. Wolfe, Alexei A. Andreev and Misti Ushio. This team collectively has expertise in venture capital investing, intellectual property and science and technology. There can be no assurance that a suitable replacement could be found for any of our officers upon their retirement, resignation, inability to act on our behalf, or death.

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

Venture Capital Investments

We define venture capital as the money and resources made available to privately held and publicly traded small businesses that we believe have exceptional growth potential.  These businesses can range in stage from pre-revenue to generating positive cash flow. Substantially all of our long-term venture capital investments are in thinly capitalized, unproven, small companies focused on commercializing risky technologies. These businesses also tend to lack management depth, to have limited or no history of operations and to have not attained profitability. Because of the speculative nature of these investments, these securities have a significantly greater risk of loss than traditional investment securities. Some of our venture capital investments will never realize their potential, and some will be unprofitable or result in complete loss of our investment. Some of our venture capital investments will build successful companies but will not provide a return to us.

We may own 100 percent of the securities of a small business for a period of time and may control the company for a substantial period. Small businesses are more vulnerable to adverse business or economic developments than better-capitalized companies. Small businesses generally have limited product lines, markets and/or financial resources. Publicly traded small businesses and those with small market capitalizations are not well known to the investing public and are generally subject to high volatility, to general movements in markets, to perceptions of potential growth and/or the potential for bankruptcy.

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

We may control, be represented on, or have observer rights on the board of directors of a portfolio company through one or more of our officers or directors, who may also serve as officers of the portfolio company. We indemnify our officers and directors for serving on the boards of directors or as officers of portfolio companies, which exposes us to additional risks. Particularly during the early stages of an investment, we may, in rare instances, in effect be conducting the operations of the portfolio company. As an early-stage company emerges from the developmental stage with greater management depth and experience, we expect that our role in the portfolio company’s day-to-day operations will diminish. Our goal is to assist each company in establishing its own independent capitalization, management and board of directors. We expect to be able to reduce our involvement in those small businesses that become successful, as well as in those small businesses that fail.

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

We primarily make investments in companies with operating histories that are unprofitable or marginally profitable, that have negative net worth, or that are involved in bankruptcy or reorganization proceedings. These investments would involve businesses that management believes have potential for rapid growth through the infusion of additional capital and management assistance. In addition, we may make investments in connection with the acquisition or divestiture of companies or divisions of companies. There is a significantly greater risk of loss with these types of securities than is the case with traditional investment securities.

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

Most of our current portfolio company investments are in the equity securities of private companies. Investments in equity securities of private companies often involve securities that are restricted as to sale and cannot be sold in the open market without registration under the Securities Act of 1933 or pursuant to a specific exemption from these registrations. Opportunities for sale are more limited than in the case of marketable securities, although these investments may be purchased at more advantageous prices and may offer attractive investment opportunities. Even if one of our portfolio companies completes an initial public offering ("IPO"), we are typically subject to a lock-up agreement for 180 days, and the stock price may decline substantially before we are free to sell or enter into contracts to sell these shares. These lock-up restrictions apply to us and our shares of the portfolio company owned prior to the IPO and may include shares purchased by us in an IPO. These restrictions generally include provisions that stipulate that we are not permitted to offer, pledge or sell our shares, including selling covered call options on our shares, prior to the expiration of the lock-up period.  We are also prohibited from entering into new securities lending arrangements for these securities during the lock-up period.

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

We may also purchase put options as a method of limiting the downside risk that the price per share of these companies may decrease substantially from current levels. A put option gives its holder the right to sell a specified number of shares of a specific security at a specific price (known as the exercise strike price) by a certain date. The buyer of a put option is betting that the price of the security will decrease before the option expires. The risk for us as the option holder is that the option expires unexercised, and we would have lost the money spent on buying the option.

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

We may also invest in publicly traded securities of whatever nature, including relatively small, emerging growth companies that management believes have long-term growth potential. These investments may be through open-market transactions or through private placements in publicly traded companies ("PIPEs"). Securities purchased in PIPE transactions are typically subject to a lock-up agreement for 180 days, or are issued as unregistered securities that are not freely tradable for at least six months.

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

Debt Investments

We may hold debt securities, including in privately held and thinly traded public companies, for income and as a reserve pending more speculative investments. Debt obligations may include U.S. government and agency securities, commercial paper, bankers’ acceptances, receivables or other asset-based financing, notes, bonds, debentures, or other debt obligations of any nature and repurchase agreements related to these securities. These obligations may have varying terms with respect to security or credit support, subordination, purchase price, interest payment and length of time to maturity from private, public or governmental issuers of any type located anywhere in the world. We may invest in debt obligations of companies with operating histories that are unprofitable or marginally profitable, that have negative net worth or are involved in bankruptcy or reorganization proceedings, or that are start-up or development-stage small businesses. In addition, we may participate in the acquisition or divestiture of companies or divisions of companies through issuance or receipt of debt obligations. As of December 31, 2013, the debt obligations held in our portfolio consisted of convertible bridge notes, secured non-convertible notes, senior secured debt, and senior secured non-convertible debt through participation agreements. The convertible bridge notes generally do not generate cash payments to us, nor are they held for that purpose. Our convertible bridge notes and the interest accrued thereon are generally held for the purpose of potential conversion into equity at a future date.

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

Borrowing and Margin Transactions

We may from time to time borrow money or obtain credit by any lawful means from banks, lending institutions, other entities or individuals, in negotiated transactions. We may issue, publicly or privately, bonds, debentures or notes, in series or otherwise, with interest rates and other terms and provisions, including conversion rights, on a secured or unsecured basis, for any purpose, up to the maximum amounts and percentages permitted for BDCs under the 1940 Act. The 1940 Act currently prohibits us from borrowing any money or issuing any other senior securities (including preferred stock but excluding temporary borrowings of up to five percent of our assets), if after giving effect to the borrowing or issuance, the value of our total assets less liabilities not constituting senior securities would be less than 200 percent of our senior securities. We may pledge assets to secure any borrowings. As of December 31, 2013, we had no debt.

On September 30, 2013, the Company entered into a $20,000,000 Multi-Draw Term Loan Facility Credit Agreement, by and among the Company, as borrower, Orix Corporate Capital, Inc., as administrative agent and the other lenders party thereto from time to time, which provides for a multi-draw credit facility (the "Loan Facility") that may be used by the Company to fund investments in portfolio companies. We have pledged our assets to secure any borrowings. As of December 31, 2013, we had no borrowings outstanding.

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

Competition

Numerous companies and individuals are engaged in the venture capital business, and such business is intensely competitive. We believe our corporate structure permits public market investors to participate in venture capital and to participate in the commercialization of science-related breakthroughs while many of the leading companies are still private. We also believe our corporate structure permits greater liquidity and better transparency than other venture capital businesses. We believe that we have invested in more science-enabled small businesses than any publicly traded venture capital firm. We believe we have assembled a team of investment professionals that, in addition to a proven track record of successful venture capital investing, have scientific and intellectual property expertise that is relevant to investing in science-related breakthroughs. Nevertheless, many of our competitors have significantly greater financial and other resources than we do and are, therefore, in certain respects, in a better position than we are to obtain access to attractive venture capital investments. There can be no assurance that we will be able to compete against these venture capital businesses for attractive investments, particularly in capital-intensive companies.

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

The 1940 Act provides that we may not make an investment in non-qualifying assets unless at the time at least 70 percent of the value of our total assets (measured as of the date of our most recently filed financial statements) consists of qualifying assets. Qualifying assets include: (i) securities of eligible portfolio companies; (ii) securities of certain companies that were eligible portfolio companies at the time we initially acquired their securities and in which we retain a substantial interest; (iii) securities of certain controlled companies; (iv) securities of certain bankrupt, insolvent or distressed companies; (v) securities received in exchange for or distributed in or with respect to any of the foregoing; and (vi) cash items, U.S. government and agency securities and high quality short-term debt. The SEC has adopted a rule permitting a BDC to invest its cash in certain money market funds. The 1940 Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in some instances in order for the securities to be considered qualifying assets.

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

*Assumes all capital gains qualify for long-term rates of 15 percent, which may increase for gains realized after December 31, 2013.

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

Although we received SEC certifications for 1999-2012, there can be no assurance that we will receive such certification for subsequent years (to the extent we need additional certifications as a result of changes in our portfolio). We intend to apply for certification for 2013. If we require, but fail to obtain, the SEC certification for a taxable year, we may fail to qualify as a RIC for such year. We also will fail to qualify for favorable RIC tax treatment for a taxable year if we do not satisfy the Income Source Rule or Income Distribution Rule for such year. In the event we do not satisfy the Income Source Rule, the Asset Diversification Rule and the Income Distribution Rule for any taxable year, we will be subject to federal tax with respect to all of our taxable income, whether or not distributed. In addition, all our distributions to shareholders in that situation generally will be taxable as ordinary dividends.

Although we currently intend to qualify as a RIC for each taxable year, under certain circumstances we may choose to take action with respect to one or more taxable years to ensure that we would be taxed under Subchapter C of the Code (rather than Subchapter M) for such year or years. Additionally, our ownership percentages in our portfolio have grown over the last several years, which make it more difficult to pass certain RIC diversification tests when companies in our portfolio are successful and we want to invest more capital in those companies to increase our investment returns. As long as the aggregate values of our non-qualifying assets remain below 50 percent of total assets, we will continue to qualify as a RIC. Rather than selling portfolio companies that are performing well in order to pass our RIC diversification tests, we may opt instead not to qualify as a RIC. We will choose to take such action only if we believe that the result of the action will benefit us and our shareholders.

Subsidiaries

H&H Ventures Management, Inc.SM ("Ventures"), formerly Harris & Harris Enterprises, Inc.SM, is a 100 percent wholly owned subsidiary of the Company and is consolidated in our financial statements. Ventures is a partner in Harris Partners I, L.P.SM, and is taxed as a C Corporation. Harris Partners I, L.P., is a limited partnership and has historically owned our interests in partnership investments. The partners of Harris Partners I, L.P., are Ventures (sole general partner) and the Company (sole limited partner). Ventures, as the sole general partner, consolidates Harris Partners I, L.P.

Available Information

Additional information about us, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available as soon as reasonably practicable free of charge on our website at www.HHVC.com. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider that information to be part of this Annual Report on Form 10-K.

You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Employees

As of December 31, 2013, we employed 11 full-time employees and two part-time employees. We believe our relations with our employees are generally good.

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

Risks related to our investments.

Approximately 38 percent of the net asset value attributable to our equity-focused venture capital investment portfolio, or 27.4 percent of our net asset value, as of December 31, 2013, is concentrated in Adesto Technologies Corporation, Metabolon, Inc., and Molecular Imprints, Inc.

At December 31, 2013, we valued our investment in Adesto Technologies, which had a historical cost to us of $10,482,417, at $14,701,448, our investment in Metabolon, which had a historical cost to us of $7,224,999, at $10,699,204, and our investment in Molecular Imprints, which had a historical cost to us of $4,406,595, at $8,278,943, which collectively represent 38 percent of the net asset value attributable to our equity-focused venture capital investment portfolio, excluding our rights to potential future milestone payments from the sale of BioVex to Amgen, or 27.4 percent of our net asset value.

Any downturn in the business outlook and/or substantial changes in the funding requirements of Adesto Technologies or Metabolon could have a significant effect on the value of our current investments in those companies, and the overall value of our portfolio, and could have a significant adverse effect on the value of our common stock.

The difficult venture capital investment and capital market climates for the types of companies in which we invest could increase the non-performance risk for our portfolio companies.

While the public markets and corporate growth are improving, unemployment remains high, and there are global instabilities, including sovereign debt issues and the potential for future inflation. Even with signs of economic improvement, the availability of capital for venture capital firms and early-stage companies, particularly for capital-intensive, science-enabled, small businesses such as the ones in which we invest, continues to be limited. Historically, difficult venture environments have resulted in a higher than normal number of small businesses not receiving financing and being subsequently closed down with a loss to venture investors, and other small businesses receiving financing but at significantly lower valuations than the preceding financing rounds. This issue is compounded by the fact that many existing venture capital firms have few remaining years of investment and available capital owing to the finite lifetime of the funds managed by these firms. Additionally, even if a firm were able to raise a new fund, commonly new funds are not permitted to invest with old funds in existing investments. As such, improvements in the liquidity environment for venture-backed companies through IPOs and M&A transactions and the currently improving public markets in general may not translate to an increase in the available capital to venture-backed companies, particularly those that have investments from funds that are in the latter stage of life unless such improvements continue for some time into the future. Further, many of our portfolio companies receive non-dilutive funding through government contracts and grants. Reductions in government spending could have a direct and significant reduction in our portfolio companies' contract or grant awards. Such reductions can also result in reduced budgets at research facilities, which would reduce the volume of products they could potentially purchase from our portfolio companies.

We believe that these factors continue to introduce significant non-performance risk for our portfolio companies that need to raise additional capital or that require substantial amounts of capital to execute on their business plans. We define non-performance as the risk that the price per share (or implied valuation of a portfolio company) or the effective yield of a debt security of a portfolio company, as applicable, does not appropriately represent the risk that a portfolio company that requires or seeks to raise additional capital will be: (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation of the most recent round of financing. In these circumstances, the portfolio company could be recapitalized at a valuation significantly lower than the post-money valuation implied by our valuation method, sold at a loss to our investment or shut down. In addition, significant changes in the capital markets, including periods of extreme volatility and disruption, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. We believe further that the long-term effects of the difficult venture capital investment and difficult, but improving, liquidity environments will continue to affect negatively the fundraising ability of some small businesses regardless of near-term improvements in the overall global economy and public markets.

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

As of December 31, 2013, our shares of Champions Oncology, Inc., which trades on an OTC exchange, were valued using the closing price at the end of the quarter as required by the 1940 Act. In quarters prior to June 30, 2013, these shares were fair valued by our Board of Directors owing to our determination that there was not an active market as of the dates of valuation. If in future quarters, shares of Champions Oncology do not continue to trade in an active market as of the dates of valuation, the value of our shares could be materially different.

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

We have invested a substantial portion of our assets in privately held companies, the securities of which are inherently illiquid. We may also seek to invest in publicly traded small businesses that we believe have exceptional growth potential. Although these companies are publicly traded, their stock may not trade at high volumes, and prices can be volatile, which may restrict our ability to sell our positions. These privately held and publicly traded small businesses tend to lack management depth, to have limited or no history of operations and to not have attained profitability. Companies commercializing products enabled by disruptive science are especially risky, involving scientific, technological and commercialization risks. Because of the speculative nature of these investments, these securities have a significantly greater risk of loss than traditional investment securities. Some of our venture capital investments are likely to be complete losses or unprofitable, and some will never realize their potential. We have been and will continue to be risk seeking rather than risk averse in our approach to venture capital and other investments. Neither our investments nor an investment in our common stock is intended to constitute a balanced investment program.

We have historically invested in sectors including life sciences, energy and electronics that are subject to specific risks related to each industry.

We have historically invested the three largest portions of our portfolio in life sciences, energy and electronics companies. All of our life sciences investments can be characterized as BIOLOGY+ companies, which we refer to as investments in interdisciplinary life science companies where biology innovation is intersecting with innovations in areas such as electronics, physics, materials science, chemistry, information technology, engineering and mathematics. Our focus for new investments will be in companies focused on BIOLOGY+, which often operate in life science-related industries and markets.

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

We will continue to make follow-on investments in our energy companies. Additionally, our current and future BIOLOGY+ portfolio companies may address needs in energy-related industries and markets. Our energy portfolio consists of companies that commercialize and integrate products targeted at energy-related markets. There are risks in investing in companies that target energy-related markets, including the rapid and sometimes dramatic price fluctuations of commodities, particularly oil and sugar, and of public equities, the reliance on the capital and debt markets to finance large capital outlays, change in climate, including climate-related regulations, and the dependence on government subsidies to be cost-competitive with non-renewable or energy-efficient solutions. For example, the attractiveness of alternative methods for the production of biobutanol and biodiesel can be adversely affected by a decrease in the demand or price of oil.  Adverse developments in this market may significantly affect the value of our energy portfolio, and thus our venture capital portfolio as a whole.

We will continue to make follow-on investments in our electronics companies. Additionally, our current and future BIOLOGY+ portfolio companies may address needs in electronics-related industries and markets. Our electronics portfolio consists of companies that commercialize and integrate products targeted at electronics-related markets. There are risks in investing in companies that target electronics-related markets, including rapid and sometimes dramatic price erosion of products, the reliance on capital and debt markets to finance large capital outlays, including fabrication facilities, the reliance on partners outside of the United States, particularly in Asia, and inherent cyclicality of the electronics market in general. Additionally, electronics-related companies are currently out of favor with many venture capital firms. Therefore, access to capital may be difficult or impossible for companies in our portfolio that are pursuing these markets.

The three main industry sectors around which our investments have developed are all capital intensive.

The industry sectors where we have historically made investments, life sciences, energy and electronics, are all capital intensive. Currently, financing for capital-intensive companies remains difficult. In some successful companies, we believe we may need to invest more than we currently have planned to invest in these companies. There can be no assurance that we will have the capital necessary to make such investments. In addition, investing greater than planned amounts in our portfolio companies could limit our ability to pursue new investments and fund follow-on investments. Both of these situations could cause us to miss investment opportunities or limit our ability to protect existing investments from dilution or other actions or events that would decrease the value and potential return from these investments.

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse.

We have historically made venture capital investments exclusively in companies commercializing or integrating products enabled by nanotechnology or microsystems. We recently announced the refinement of our investment focus for new investments in BIOLOGY+ companies. We define BIOLOGY+ as investments in interdisciplinary life science companies where biology innovation is intersecting with innovations in areas such as electronics, physics, materials science, chemistry, information technology, engineering and mathematics. To date, all of our BIOLOGY+ companies have also been commercializing or integrating products enabled by nanotechnology. This nanotechnology investment focus was not a fundamental policy. We have given notice with this Annual Report that we are expanding our investment focus within the area of BIOLOGY+ and may make investments in companies that are not commercializing or integrating products enabled by nanotechnology or microsystems. Our focus on BIOLOGY+ is not a fundamental policy, and we will not be required to give notice to shareholders prior to making a change from this focus.

Our Board of Directors has the authority to modify or waive our investment objective, current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you dividends and cause you to lose all or part of your investments.

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

In addition, we are typically subject to lock-up provisions that prohibit us from selling our investments into the public market for specified periods of time after IPOs. After a portfolio company completes an IPO, its shares are generally subject to lock-up restrictions for a period of time.  These lock-up restrictions apply to us and our shares of the portfolio company, potentially including any shares purchased by us in the IPO, and generally include provisions that stipulate that we are not permitted to offer, pledge or sell our shares, including selling covered call options on our shares, prior to the expiration of the lock-up period.  We are also prohibited from entering into securities lending arrangements for these securities during the lock-up period. The market price of securities that we hold may decline substantially before we are able to sell these securities.

Successful portfolio companies do not always result in positive investment returns.

Depending on the amount and timing of our investments in our portfolio companies, even if a portfolio company is ultimately successful, the returns on our investment in such portfolio company may not be positive. Our portfolio companies often receive capital from venture capitalists and/or other investors in rounds of financing. Depending on the amount of capital that it takes to operate a company until it either becomes cash flow positive or seeks to exit through an IPO or M&A transaction, each round of financing may have different terms, including liquidation preferences and control over company decisions. Depending on which rounds of financings the Company participates in and the terms of the last round of financing, the investment returns for any particular round may be higher or lower than others. Furthermore, our portfolio companies often require more capital than originally expected, and the ultimate value of those companies at realization may not be greater than the capital invested. Each of these scenarios and others could lead to a realized loss on an investment in an ultimately successful company.

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

To the extent we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the return from invested funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds could increase, which could reduce our net investment income. In addition, an increase in interest rates would make it more expensive to use debt to finance our investments. As a result, a significant increase in market interest rates could increase our cost of capital, which would reduce our net investment income. A decrease in market interest rates may adversely impact our returns on our cash invested in treasury securities, which would reduce our net investment income and cash available to fund operations. We may also use the proceeds from borrowings to invest in non-income-producing investments. Under this scenario, we would incur costs associated with the borrowings without any income to offset those costs until such investment is monetized. It is possible we may not be able to cover the costs of such borrowings from the returns on those investments.

On September 30, 2013, the Company entered into the Loan Facility, which is a multi-draw credit facility that may be used by the Company to fund investments in portfolio companies. The Loan Facility requires payment of an unused commitment fee of one percent per annum on any unused borrowings. Borrowings under the Loan Facility bear interest at 10 percent per annum in cash. The Company has the option to have interest accrue at a rate of 13.5 percent per annum if the Company decides not to pay interest in cash when due. The Company currently plans to pay interest in cash if and when any borrowings are outstanding. As of December 31, 2013, there were no borrowings outstanding.

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

Changes in regulations of the financial industry have adversely affected coverage of small capitalization companies such as ours by financial analysts. A number of analysts that have covered us in the past are no longer able to continue to do so owing to changes in employment, to restrictions on the size of companies they are allowed to cover and/or their firms have shut down operations. An inability to attract analyst coverage may adversely affect the liquidity of our stock and our ability to raise capital from investors, particularly institutional investors. Our inability to access the capital markets on favorable terms, or at all, may adversely affect our future financial performance. The inability to obtain adequate financing could force us to seek debt financing, self-fund strategic initiatives or even forgo certain opportunities, which in turn could potentially harm our current and future performance.

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

We currently use the Black-Scholes-Merton option-pricing model to determine the fair value of warrants held in our portfolio. Option pricing models, including the Black-Scholes-Merton model, require the use of subjective input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. In the Black-Scholes-Merton model, variations in the expected volatility or expected term assumptions have a significant impact on fair value. Because the securities underlying the warrants in our portfolio are not publicly traded, many of the required input assumptions are more difficult to estimate than they would be if a public market for the underlying securities existed.

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

In the venture capital industry, even when a portfolio of early-stage, high-technology venture capital investments proves to be profitable over the portfolio's lifetime, it is common for the portfolio's value to undergo a so-called "J-curve" valuation pattern. This means that when reflected on a graph, the portfolio’s valuation would appear in the shape of the letter "J," declining from the initial valuation prior to increasing in valuation. This J-curve valuation pattern results from write-downs and write-offs of portfolio investments that appear to be unsuccessful, prior to write-ups for portfolio investments that prove to be successful. Because early-stage small businesses typically have negative cash flow and are by their nature inherently fragile, a valuation process can more readily substantiate a loss of value than an increase in value. Even if our venture capital investments prove to be profitable in the long run, such J-curve valuation patterns could have a significant adverse effect on our net asset value per share and the value of our common stock in the interim. Over time, as we continue to make additional investments, this J-curve pattern may be less relevant for our portfolio as a whole, because the individual J-curves for each investment, or series of investments, may overlap with previous investments at different stages of their J-curves.

We expect to continue to experience material write-downs of securities of portfolio companies.

Write-downs of securities of our privately held companies have always been a by-product and risk of our business. We expect to continue to experience material write-downs of securities of privately held portfolio companies. Write-downs of such companies occur at all stages of their development. Such write-downs may increase in dollar terms, frequency and as a percentage of our net asset value as our dollar investment activity in privately held companies continues to increase, and the number of such holdings in our portfolio continues to grow. As the average size of each of our investments increases, the average size of our write-downs may also increase.

Unfavorable regulatory changes could impair our ability to engage in liquidity events and dampen our returns.

We rely on the ability to generate realized returns on our investments through liquidity events such as IPOs and M&A transactions.

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

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. In part as a result of adverse economic conditions and increasing pressure within the financial sector of which we are a part, our common stock traded below our net asset value per share during some periods in 2010 and consistently throughout 2011 through 2013. Our common stock may continue to trade at a discount to net asset value in the future. The possibility that our shares of common stock may trade at a discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at, or below our net asset value. On December 31, 2013, our stock closed at $2.98 per share, a discount of $0.95, or 24.2 percent, to our net asset value per share of $3.93 as of December 31, 2013. On March 13, 2014, our stock closed at $3.76 per share, a discount of $0.17, or 4.3 percent, to our net asset value per share as of December 31, 2013.

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

None of our employees are subject to employment agreements. Our ability to attract and retain personnel with the requisite credentials, experience and skills will depend on several factors including, but not limited to, our ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities with which we will compete for experienced personnel, including investment funds (such as venture capital funds) and traditional financial services companies, will have greater resources than us.

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

As of December 31, 2013, we had no debt outstanding pursuant to the Loan Facility, and we did not have any preferred stock outstanding.

If we are unable to comply with the covenants or restrictions of the Loan Facility, our business could be materially adversely affected.

The Loan Facility contains certain affirmative and negative covenants, including without limitation: (a) maintenance of certain minimum liquidity requirements; (b) maintenance of an eligible asset leverage ratio of not less than 4.0:1.0; (c) limitations on liens; (d) limitations on the incurrence of additional indebtedness; and (e) limitations on structural changes, mergers and disposition of assets (other than in the normal course of our business activities). Complying with these restrictions may prevent the Company from taking actions that we believe would help it to grow its business or are otherwise consistent with its investment objective. These restrictions could also limit the Company's ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. For example, these restrictions, as currently in effect, would prohibit the Company from, or subject it to limitations on, incurring any additional indebtedness, which would include issuing any debt securities and buying back shares of the Company’s stock.

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

We have elected to qualify, have qualified and currently intend to continue to qualify as a RIC under the Code. As a RIC, we do not have to pay federal income taxes on our income (including realized gains) that is distributed to our shareholders. Accordingly, we are not permitted under accounting rules to establish reserves for taxes on our unrealized capital gains. If we failed to qualify for RIC status in 2013 or beyond, we would be taxed in the same manner as an ordinary corporation and distributions to our shareholders would not be deductible in computing our taxable income, which could materially adversely impact the amount of cash available for distribution to our shareholders. In addition, to the extent that we had unrealized appreciation, we would have to establish reserves for taxes, which would reduce our net asset value, accordingly. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our shareholders our earnings and profits attributable to non-RIC years, reduced by an interest charge on 50 percent of such earnings and profits, which charge would be payable by us to the IRS. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain in our assets (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had sold our assets to an unrelated party for fair market value) or, alternatively, be subject to taxation on such built-in gain recognized for a period of 10 years.

We may elect not to be treated as a RIC if we are not able to qualify as a RIC in any given year.

In order to qualify for the special treatment accorded to RICs, we must meet certain income source, asset diversification and annual distribution requirements. Recent changes in our business, including our strategy of taking larger positions in our portfolio companies and increased holding periods to exit through IPOs or M&A transactions, have created more risk specifically relating to the asset diversification requirements of maintaining our special tax status. To qualify as a RIC, we must meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these tests in any year may result in the loss of RIC status. Because our ownership percentages in our portfolio have grown over the last several years, we have at least three companies with significant valuations that are not qualifying assets for the purpose of the RIC test. As long as the aggregate values of our non-qualifying assets remain below 50 percent of total assets, we will continue to qualify as a RIC. It becomes more difficult to pass this test when companies in our portfolio are successful and we want to invest more capital in those companies to increase our investment returns. Rather than selling portfolio companies that are performing well in order to pass our RIC diversification tests, we may opt instead to not qualify as a RIC. If we fail to qualify for special tax treatment accorded to RICs for failure of our RIC diversification tests, or for any other reason, we will be subject to corporate-level income tax on our income.

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

We expect that the market price of our common stock price will continue to be volatile. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

•	stock market and capital markets conditions;

•	internal developments in our Company with respect to our personnel, financial condition and compliance with all applicable regulations;

•	announcements regarding any of our portfolio companies;

•	announcements regarding developments in the nanotechnology, energy, electronics or healthcare-related fields in general;

•	environmental and health concerns regarding nanotechnology, whether real or perceptual;

•	announcements regarding government funding and initiatives related to the development of nanotechnology, energy, electronics or healthcare-related products;

•	a mismatch between the long-term nature of our business and the short-term focus of many investors;

•	significant volatility in the market price and trading volume of securities of RICs, BDCs or other financial services companies;

•	changes in regulatory policies or tax guidelines with respect to RICs or BDCs; general economic conditions and trends; and/or

•	departures of key personnel.

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

	Market Price		Net Asset Value ("NAV") Per Share at End of	Premium or (Discount) as a % of NAV
Quarter Ended	High	Low	Period	High	Low

March 31, 2013	$3.94	$3.35	$4.11	(4.1)%	(18.5)%
June 30, 2013	$3.70	$3.01	$4.24	(12.7)%	(29.0)%
September 30, 2013	$3.23	$2.95	$4.18	(22.7)%	(29.4)%
December 31, 2013	$3.26	$2.95	$3.93	(17.0)%	(24.9)%

March 31, 2012	$4.70	$3.44	$4.89	(3.9)%	(29.7)%
June 30, 2012	$4.47	$2.98	$4.88	(8.4)%	(38.9)%
September 30, 2012	$4.25	$3.53	$4.78	(11.1)%	(26.2)%
December 31, 2012	$3.97	$3.05	$4.13	(3.9)%	(26.2)%

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at premiums that are unsustainable over the long term or at a discount from net asset value is separate and distinct from the risk that our net asset value will decrease. Historically, our shares of common stock have traded at times at a discount and at other times at a premium to net asset value.  For the last two years, our stock has generally traded at a discount to net asset value. The last reported price for our common stock on December 31, 2013, was $2.98 per share, which was a 24.2 percent discount to our net asset value of $3.93 as of December 31, 2013.

Shareholders

As of March 12, 2014, there were approximately 124 holders of record and approximately 14,515 beneficial owners of the Company's common stock.

Dividends

We did not pay a cash dividend or declare a deemed dividend for 2013 or 2012. For more information about deemed dividends, please refer to the discussion under "Tax Status."

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2013

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

(2) The Amended and Restated Harris & Harris Group, Inc. 2012 Equity Incentive Plan (the "Stock Plan") permits the issuance of stock options and restricted stock in an aggregate amount of up to 20 percent of our issued and outstanding common stock (the “Plan Maximum Shares”) as of the effective date of the Stock Plan (June 7, 2012).  Under the Stock Plan, all of the Plan Maximum Shares are available for grants of stock options, and half of the Plan Maximum Shares (up to 10 percent of our issued and outstanding common stock as of the effective date of the Stock Plan) is available for grants of restricted stock.  As of December 31, 2013, there were 3,270,230 shares remaining available for issuance under the Stock Plan, 1,595,542 of which were available for grant in the form of restricted stock.  If any shares subject to an award granted under the Stock Plan are forfeited, cancelled, exchanged or surrendered, or if an award terminates or expires without a distribution of shares, those shares will again be available for awards under the Stock Plan.

Performance Graph

The graph below compares the cumulative five-year total return of holders of the Company's common stock with the cumulative total returns of the Nasdaq Composite index and the Nasdaq Financial index. We chose broader indices for comparison because we make investments in multiple industries, and we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock. The graph assumes that the value of the investment in the Company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2008, and tracks it through December 31, 2013.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Harris & Harris Group, Inc., the NASDAQ Composite Index, and the NASDAQ Financial Index

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends for the indices. We declared no dividends during the timeframe covered by this chart. Fiscal year ending December 31.

	12/08	12/09	12/10	12/11	12/12	12/13

Harris & Harris Group, Inc.	100.00	115.70	110.89	87.59	83.54	75.44
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
NASDAQ Financial	100.00	101.25	114.79	104.03	121.38	168.93

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Source: Research Data Group, Inc.

Stock Transfer Agent

American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038 (Telephone 800-937-5449, Attention: Mr. Paul O'Leary) serves as our transfer agent. Certificates to be transferred should be mailed directly to the transfer agent, preferably by registered mail.

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

Financial Position as of December 31:

	2013	2012	2011	2010	2009

Total assets	$125,063,946	$131,990,250	$150,343,653	$149,289,168	$136,109,101

Total liabilities	$2,362,371	$3,553,476	$4,645,246	$2,435,256	$1,950,843

Net assets[1]	$122,701,575	$128,436,774	$145,698,407	$146,853,912	$134,158,258

Net asset value per outstanding share	$3.93	$4.13	$4.70	$4.76	$4.35

Cash dividends paid	$0.00	$0.00	$0.00	$0.00	$0.00

Cash dividends paid per outstanding share	$0.00	$0.00	$0.00	$0.00	$0.00

Shares outstanding, end of year[1]	31,197,438	31,116,881	31,000,601	30,878,164	30,859,593

Operating Data for Year Ended December 31:

	2013	2012	2011	2010	2009

Total investment income	$470,902	$722,227	$702,765	$446,038	$247,848

Total expenses[2]	$8,493,108	$9,525,570	$9,041,130	$8,001,845	$9,009,063

Net operating loss	$(8,022,206)	$(8,803,343)	$(8,338,365)	$(7,555,807)	$(8,761,215)

Total tax expense (benefit)	$27,994	$15,236	$6,922	$4,461	$(753)

Net realized gain (loss) income from investments	$18,516,268	$2,406,433	$2,449,705	$(3,740,518)	$(11,105,577)

Net (decrease) increase in unrealized appreciation on investments	$(18,283,020)	$(13,589,990)	$2,347,297	$21,883,175	$19,718,327

Net (decrease) increase in net assets resulting from operations	$(7,788,958)	$(19,986,900)	$(3,541,363)	$10,586,850	$(148,465)

(Decrease) increase in net assets resulting from operations per average outstanding share	$(0.25)	$(0.65)	$(0.12)	$0.34	$(0.01)

1 We completed offerings of our common stock as follows: 0 shares in each of 2013, 2012, 2011 and 2010; and 4,887,500 shares in 2009.

2 Included in total expenses is non-cash, stock-based compensation expense of $1,249,756 in 2013; $2,928,943 in 2012; $1,894,800 in 2011; $2,088,091 in 2010; and $3,089,520 in 2009.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with the Company's 2013 Consolidated Financial Statements and notes thereto.

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

We believe we provide five core benefits to our shareholders. First, we are an established firm with a positive track record of investing in venture capital-backed companies as further discussed in "Investments and Current Investment Pace" on page 56. Second, we provide shareholders with access to disruptive science-enabled companies, particularly ones that are enabled by BIOLOGY+, that would otherwise be difficult to access or inaccessible for most current and potential shareholders. Third, we have an existing portfolio of companies at varying stages of maturity that provide for a potential pipeline of investment returns over time. Fourth, we are able to invest opportunistically in a range of types of securities to take advantage of market inefficiencies. Fifth, we provide access to venture capital investments in a vehicle that, unlike private venture capital firms, has permanent capital, is transparent and is liquid.

We build transformative companies from disruptive science. We make venture capital investments in companies enabled by multidisciplinary, disruptive science. We define venture capital investments as the money and resources made available to privately held and publicly traded small businesses with exceptional growth potential.

In 2002, we focused our efforts investing in companies that were enabled at the micro and nanoscale. Many of the disruptive scientific breakthroughs that are the basis of the transformative companies we build occur at the nanoscale. This focus permitted the Company to become a leader investing in this emerging space. Additionally, our interdisciplinary scientific backgrounds led us to identify interesting breakthroughs that were occurring ever more often at the intersection of different scientific disciplines.

Two things have become clear to us over the past five years. First, many of the most interesting scientific breakthroughs are occurring at the intersection of different scientific disciplines, usually with biology as one of these disciplines. Two, companies that intersect with healthcare or the life sciences are yielding increased venture capital returns. In our own portfolio, companies in the life science sector have outperformed portfolio companies in the electronics and energy sectors significantly since 2002. Thus, beginning in 2008, the majority of our investments have been in companies that we define as BIOLOGY+, which refers to investments in interdisciplinary life science companies where biology innovation is intersecting with innovations in areas such as electronics, physics, materials science, chemistry, information technology, engineering and mathematics. We expect our future investments to be within the category of BIOLOGY+.

Our business model is simple. We help build transformative companies by being the first investors, building value in these companies over a multi-year period, realizing returns from our investments through acquisitions or IPOs, and reinvesting some of the returns on our investments into new portfolio companies that can drive future growth. We believe our evergreen structure is a competitive advantage over traditional, time-limited venture capital private partnerships as most of those entities do not have permanent capital to invest in portfolio companies. We believe we are a unique company with our focus on being actively involved investors in the formation and building of early-stage companies founded on disruptive science as a liquid, publicly traded company.

As of December 31, 2013, we had 26 equity-focused companies in our portfolio that have yet to complete liquidity events (e.g., IPOs or M&A transactions). This does not include 1) our publicly traded shares of Solazyme, Inc., and Champions Oncology, Inc.; 2) the three venture debt deals, GEO Semiconductor Inc., Nano Terra, Inc., and OHSO Clean, Inc.; and 3) our rights to milestone payments from Amgen, Inc., and Laird Technologies, Inc. As of December 31, 2013, we valued our 26 privately held equity-focused companies at $83,253,216. Including the companies referenced above, we valued our total venture capital portfolio at $93,899,459 as of December 31, 2013. At December 31, 2013, from first dollar in, the average and median holding periods for the 26 privately held equity-focused investments were 5.9 years and 6.6 years, respectively. Historically, as measured from first dollar in to last dollar out, the average and median holding periods for the 69 investments we have exited were 4.3 years and 3.4 years, respectively.

Our execution strategy over the next five years has four parts: 1) Realize returns to increase shareholder value; 2) Invest for growth to increase shareholder value; 3) Partner to more effectively create value; and 4) Return value to our shareholders.

Realize

"Realize" refers to realizing value in our venture capital portfolio. Since our investment in Otisville in 1983 through December 31, 2013, we have made a total of 97 equity-focused venture capital investments. We have completely exited 69 of these 97 investments and partially exited through the sale of shares and/or the sale of call options covered by shares of two of these 97 investments, recognizing aggregate net realized gains of $87,074,096 on invested capital of $112,767,360, or 1.77 times invested capital. For the securities of the 26 companies in our equity-focused portfolio held at December 31, 2013, we have net unrealized depreciation of $25,441,468 on invested capital of $108,694,684. We have aggregate net realized gains offset by unrealized depreciation for our 26 equity-focused investments of $61,632,628 on invested capital of $221,462,044.

The amount of net realized gains includes:

•	$29,018,645 in payments received from the sale of BioVex Group, Inc., to Amgen, Inc., the sale of Innovalight, Inc., to DuPont, the sale of Crystal IS, Inc., to Asahi Kasei Group and the sale of Xradia, Inc., to Carl Zeiss AG. We had invested a total of $15,383,299 in these four portfolio companies;

•	Realized gains of $16,672,268 from the sale of shares of Solazyme, Inc., on invested capital of $5,047,632. In addition, we generated $1,525,531 in realized gains on our sale and/or purchase of written call option and put option contracts covered by our shares of Solazyme, Inc.;

•	Realized gains of $92,529 from the sale of shares of Champions Oncology, Inc., on invested capital of $145,154; and

•	Realized loss of $4,839,811, including call options, on our investment in NeoPhotonics Corporation on invested capital of $7,299,590.

The aggregate net realized gains and the cumulative invested capital do not reflect the cost or value of our shares of Solazyme, Inc., and Champions Oncology, Inc., that we owned as of December 31, 2013, or the premiums received on open option contracts of Solazyme of $112,382. The aggregate net realized gains also do not include potential escrow payments from the sale of Xradia, Inc., to Carl Zeiss AG or potential milestone payments that could occur as part of the acquisition of BioVex Group, Inc., by Amgen, Inc., or the acquisition of Nextreme Thermal Solutions, Inc., by Laird Technologies, Inc., at points in time in the future as of December 31, 2013. The aggregate net realized gains also do not include the proceeds due to be received at the close, upon release from escrow and upon achievement of certain milestones related to the acquisition of the semiconductor manufacturing-related business of Molecular Imprints that was announced in the first quarter of 2014 and is expected to close during the first half of 2014. If these amounts were included as of December 31, 2013, our aggregate net realized gains and cumulative invested capital would be $109,615,410 and $117,570,520, respectively.

Recent and Potential Liquidity Events From Our Portfolio as of December 31, 2013

On July 12, 2013, Carl Zeiss AG completed its acquisition of Xradia, Inc., and on July 19, 2013, we received our initial payment of $12,838,244. As of December 31, 2013, additional proceeds of $2,374,827 were held in escrow to be released in whole, or in part, in January and July of 2014. On January 12, 2014, we received the first escrow payment of $1,235,312. If the remaining amount held in escrow is released, we would receive an additional $1,139,515, but there can be no assurance as to how much of this amount we will ultimately realize. As of December 31, 2013, we valued the funds held in escrow from the sale of Xradia at $1,786,390.

On October 31, 2013, Ancora Pharmaceuticals Inc. sold a substantial portion of its assets, including the use of its corporate name, to Corden Pharma International US Inc.  The remaining assets formed a new company, SynGlyco, Inc., of which we continue to own shares. SynGlyco may receive future royalty payments based upon certain sales targets and other terms of the Corden acquisition.

As of December 31, 2013, we valued potential milestone payments from the sale of BioVex Group, Inc., at $3,489,433. If all the remaining milestone payments were to be paid by Amgen, Inc., we would receive $9,526,393. We have not received any milestone payments as of December 31, 2013, and there can be no assurance as to the timing and how much of this amount we will ultimately realize in the future, if any. As of December 31, 2013, we valued potential milestone payments from the sale of Nextreme Thermal Solutions, Inc., to Laird Technologies, Inc., at $0.

Our companies often plan for and/or begin the process of pursuing potential sales and/or IPOs of those companies by hiring bankers and/or advisors to attempt to pursue such liquidity events. We consider these efforts to be in the ordinary course of business for those companies until the potential and timing of a transaction become tangible through events such as acceptance of letters of intent to acquire a company and/or the beginning of a road show to pursue an IPO.

During the fourth quarter of 2013, Molecular Imprints, Inc., and Canon, Inc., of Japan began drafting definitive documents for the acquisition of the semiconductor manufacturing-related business of Molecular Imprints. The definitive documents for this transaction were signed in February of 2014, and the transaction is expected to close in the first half of 2014, subject to government approvals. Upon closing, we expect to receive approximately $7.0 million in proceeds from the sale, including amounts to be held in escrow. We could receive an additional $1.7 million upon the achievement of certain milestones. We will also obtain ownership in a new company created from the non-semiconductor manufacturing-related business of Molecular Imprints.

On February 27, 2014, the board of directors of Contour Energy Systems, Inc., adopted a plan of complete liquidation and dissolution. Following the sale of Contour Energy's assets and settlement of its liabilities, any remaining proceeds will be distributed to its shareholders. At December 31, 2013, we valued our investment in Contour Energy at $90,844.

Strategy for Managing Publicly Traded Positions

Our equity-focused portfolio companies may seek to raise capital and provide liquidity to shareholders through IPOs. It is generally rare that pre-IPO investors are afforded the ability to sell a portion of shares owned in the IPO. These pre-IPO shares, and sometimes shares purchased in the IPO by us, are often subject to lock-up provisions that prevent the sale of those shares, options against those shares or other transactions associated with those shares until expiration of the lock-up period, which is often 180 days from the date of the IPO. We commonly plan to hold our shares of our publicly traded portfolio companies following the expiration of the lock-up restrictions if we believe that the prospects for future growth of the portfolio company and the underlying value of our shares are as great or greater than other opportunities we are currently encountering. We believe we are able to make such assessments using our extensive knowledge of the companies having actively worked with them and their management teams over multiple years as pre-IPO investors. As such, we may hold our shares of publicly traded portfolio companies for extended periods of time from the date of IPO. That said, we may also elect to sell our shares of publicly traded companies before such growth has occurred if we believe there are better growth opportunities for that capital or if we require that capital to make other investments and/or to fund operations of the Company.

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

During the twelve months ended December 31, 2013, our strategy for managing our publicly traded positions has generated $605,145 in net cash proceeds from premiums on call options sold and put options purchased of Solazyme, Inc. We added $8,177,311 in proceeds, net of commission, to our primary liquidity resulting from options called that were covered by a portion of our shares of Solazyme. We also sold shares of Solazyme in open market transactions for proceeds, net of commission, of $7,635,615. The net increase in our primary liquidity from these transactions was $16,418,071. Through December 31, 2013, we have generated $2,349,979 in net cash premiums on call options sold and put options purchased of Solazyme since the company completed an IPO in May 2011. We have sold a total of 2,136,315 shares of Solazyme since its IPO for net proceeds, after commission, of $20,992,976 or an average sale price of $9.83 per share. Including premiums from call and put options, the average sale price for these shares was $10.93 per share. Our cost basis in Solazyme is $2.36 per share.

As of December 31, 2013, we had 150,000 shares of our remaining 167,834 shares of Solazyme under the following option contracts:

No. of Shares	Expiration Date	Strike Price

150,000	March 22, 2014	$12.50

During the twelve months ended December 31, 2013, we sold 193,539 shares of our position in Champions Oncology, Inc., in open market transactions for net proceeds, after commission, of $237,684 or an average sale price of $1.23 per share. Our cost basis in Champions is $0.75 per share.

During the twelve months ended December 31, 2013, we sold the remaining 50,807 shares of our position in NeoPhotonics Corporation. We no longer own any shares of NeoPhotonics. For the twelve months ended December 31, 2013, we received $252,042 in proceeds, net of commission, from the sale of NeoPhotonics shares. We also received proceeds of $24,146 from call option premiums on shares of NeoPhotonics. Since its IPO, the sale of our 450,907 shares of NeoPhotonics generated net proceeds of $2,239,809, or an average sale price, net of commission, of $4.97 per share. Including premiums from call options, the average sale price for these shares was $5.45 per share. Our cost basis in NeoPhotonics was $16.19 per share.

These increases in primary liquidity are important for our efforts to continue to fund existing and new portfolio companies that could generate future investment returns.

Maturity of Current Equity-Focused Venture Capital Portfolio

There are three main drivers of our potential growth in value over the next five years. First, we have a larger portfolio of more mature companies than we have had historically. Second, we believe the quality of our existing portfolio is stronger than it has been historically. Third, we own larger percentages of the companies in the existing portfolio than we have owned historically.

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

Our current portfolio is comprised of BIOLOGY+ and other companies at varying stages of maturity in a diverse set of industries. As our portfolio companies mature, we seek to invest in new early- and mid-stage companies that may mature into mid- and late-stage companies. This continuous progression creates a pipeline of investment maturities that may lead to future sources of positive contributions to net asset value per share as these companies mature and potentially experience liquidity and exit events. Our pipeline of investment maturities for the 24 equity-focused companies in our portfolio that have yet to complete liquidity events (e.g., IPOs or M&A transactions) and are not in the process of being shut down are shown in the figure below.

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

During the fourth quarter of 2013, we did not transition the stage categorization of any of our portfolio companies. We classified our new investment, ProMuc, Inc., as an early-stage company.

As of December 31, 2013, we held securities in Molecular Imprints, Inc., a late-stage company. As discussed on page 45, Molecular Imprints agreed to be acquired by Canon, Inc., in the first quarter of 2014. We will retain ownership in a new company created from the non-semiconductor manufacturing business of Molecular Imprints. We currently plan to categorize this new company as a mid-stage company once it is created.

Portfolio Company Revenue

We aggregate the revenues of our equity-focused portfolio companies on an annual basis and report these aggregated amounts for the prior three calendar years. These revenues include contributions solely from those equity-focused portfolio companies that have yet to complete liquidity events (e.g., IPOs, up-listings, or M&A transactions) and are not in the process of being shut down as of December 31, 2013. This approach enables the comparison of aggregate revenues for our portfolio as of the end of a given year with those generated by the same set of companies in prior years. As such, the total revenues in a given historical year will fluctuate owing to the change of the composition of our equity-focused portfolio companies.

We had 20 of our 24 companies in our equity-focused venture capital portfolio as of December 31, 2013, that generate revenues ranging from nominal to significant from commercial sales of products and/or services, from commercial partnerships and/or from government grants. The following table lists the aggregate revenues and change between years for these 24 portfolio companies in 2011, 2012 and 2013, grouped by stage of development, as of December 31, 2013, and in total.

	2013 Aggregate Revenue ($ Million)	2012 Aggregate Revenue ($ Million)	Change in Revenues from 2012 to 2013	2011 Aggregate Revenue ($ Million)	Change in Revenues from 2011 to 2012

Early Stage	$2.6	$2.1	24%	$0.3	602%
Mid Stage	17.6	25.9	(32%)	12.9	101%
Late Stage	251.3	160.6	56%	135.9	18%
Total	$271.5	$188.5	44%	$149.1	26%

Combined Mid and Late Stage	$268.9	$186.6	44%	$148.8	25%

The revenue amounts listed in the table above include revenues generated by our portfolio companies in the years reported, but do not include revenues from acquired businesses prior to the consummation of those transactions.

As of December 31, 2013, we had one equity-focused portfolio company, Solazyme, Inc., that remained in our portfolio of investments following an IPO in 2011. Solazyme had revenues in 2013, 2012 and 2011 of $39.8 million, $44.1 million and $38.9 million, respectively.

We note that the revenues of our mid-stage companies and those of Solazyme, Inc., decreased from 2012 to 2013. This decrease is related primarily to a transition of the source of revenues from government grants and contracts to the sale of products. We believe such transitions are often positive developments for companies even if they result in short-term decreases in revenues.

Ownership of our Portfolio Companies

By studying our portfolio in greater detail, it is evident to us that potential returns from approximately half of the companies in our portfolio could be the real drivers of net asset value growth over the coming years. These companies include ones in which we have substantial ownership and ones where we believe the potential value at exit is substantial. The table below provides some additional detail on our ownership of the 24 equity-focused companies in our portfolio that have yet to complete liquidity events (e.g., IPOs or M&A transactions) and are not in the process of being shut down.

Portfolio Company	Voting Ownership Range
Enumeral Biomedical Corp.	> 20%
HzO, Inc.
ProMuc, Inc.
SynGlyco, Inc.
Ultora, Inc.
EchoPixel, Inc.	15-20%
Senova Systems, Inc.
SiOnyx, Inc.
ABSMaterials, Inc.	10-15%
Adesto Technologies Corp.
Metabolon, Inc.
OpGen, Inc.
Produced Water Absorbents, Inc.
AgBiome, L.L.C.	5-10%
Bridgelux, Inc.	2.5-5%
Cambrios Technologies Corp.
Champions Oncology, Inc.
D-Wave Systems, Inc.
Ensemble Therapeutics Corp.
Mersana Therapeutics, Inc.
Molecular Imprints, Inc.
Nantero, Inc.
Cobalt Technologies, Inc.	<2.5%
Nanosys, Inc.

In previous communications with shareholders, we have discussed how we are managing our portfolio, feeding the "fat hogs" and starving the "lean hogs" to maximize our value at exit. Many of the leaner hogs have experienced write-downs in valuation, and we have de-emphasized them in terms of the time allocation of our team. These steps allow us to focus our time and capital on the companies we believe will be the drivers of our growth. This increases the risk and potential loss of invested capital in these portfolio companies, but it also may increase the potential returns if they are successful. We currently believe companies like D-Wave Systems, Inc., Metabolon, Inc., Adesto Technologies Corporation, HzO, Inc., Produced Water Absorbents, Inc., Ultora, Inc., AgBiome, LLC, Senova Systems, Inc., and Echopixel, Inc., have the potential to be real drivers of growth in our portfolio in the coming years.

Level of Involvement in Our Portfolio Companies

The 1940 Act requires that BDCs offer to "make available significant managerial assistance" to portfolio companies. We are actively involved with our portfolio companies through membership on boards of directors, as observers to the boards of directors and/or through frequent communication with management. As of December 31, 2013, we held at least one board seat or observer rights on 21 of our 26 equity-focused portfolio companies that have yet to complete a liquidity event or an uplisting to a national exchange (80.8 percent).

We may hold two or more board seats in early-stage portfolio companies or those in which we have significant ownership. We may transition off of the board of directors to an observer role as our portfolio companies raise additional capital from new investors, as they mature or as they are able to attract independent members who have relevant industry experience and contacts. We also typically step off the board of directors upon the completion of an IPO. Our observer rights at board of directors meetings commonly cease when companies complete an IPO. We have not held a board seat or observer rights at Solazyme, Inc., since it completed its IPO in May of 2011, or an observer seat at Champions Oncology since August of 2013.

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

Invest

Investment Objective and Strategy

Our principal investment objective is to achieve long-term capital appreciation by making equity-focused venture capital investments in companies that we believe have exceptional growth potential. Therefore, a significant portion of our current venture capital investment portfolio provides little or no income in the form of dividends or interest. Current income is a secondary investment objective. We seek to reach the point where future growth is financed through reinvestment of our capital gains from our venture capital investments and where current income offsets significant portions of our annual expenses during periods of time between realizations of capital gains on our investments. We also plan to implement a strategy to grow assets under management and generate current income by raising one or more third-party funds to manage. It is possible that we will invest our capital alongside or through these funds in portfolio companies. These funds may be focused on specific sectors, such as life sciences, energy and electronics, that are enabled by scientific breakthroughs, including BIOLOGY+. There is no assurance when and if we will be able to raise such fund(s) or, if raised, whether they will be successful.

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

Despite this shift to later-stage investing, over the previous decade, research by Palo Alto Venture Science, a venture capital firm that employs analytical models for investing in early-stage companies, showed that the risk of later-stage investing is not significantly less than early-stage investing. Over the previous decade, there was a 49 percent failure rate in early rounds yielding a 2.8 times money multiple versus a 45 percent failure rate in later rounds yielding a 1.3 times multiple. We believe the money multiple will increase as more funds have exited early-stage investing.

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

We have always been involved with founding, incubating and building transformative companies from disruptive science. In fact, we have been the first institutional investor or syndicate of first institutional investors in two-thirds of the companies we have invested in since our founding. Our involvement may include hiring management, licensing intellectual property, securing space and raising additional capital. We also provide managerial assistance to late-stage companies looking for potential exit opportunities by leveraging our relationships with the banking and investment community and our knowledge and experience in running a micro-capitalization publicly traded business.

Beginning in 2008, the majority of our investments have been in companies that we define as BIOLOGY+.

The table below discusses how certain of our portfolio companies have teamed innovations in biology with innovations in engineering, physics, electronics, IT, mathematics and material sciences. In the case of Enumeral Biomedical Corp., this combination enables the ability to interrogate cells at the single cell scale in unique ways for the first time. In the case of Molecular Imprints, Inc., the combination enables personal genomics by using a new form of semiconductor lithography to perform genomic sequencing using silicon wafers. This increases the speed and reduces the cost of large-scale sequencing. In the case of D-Wave Systems, Inc., its quantum computer can be used to solve very complex protein folding problems to enable new therapeutic approaches.

Currently, we plan to focus all our efforts on building new companies enabled by our BIOLOGY+ thesis. We believe areas such as 1) personalized genomics, 2) novel therapeutics for cancer, and 3) 3D non-invasive imaging and diagnostics, as well as applications in agriculture, industrial biotechnology, water, functional foods and personal health will all be influenced by innovations in BIOLOGY+.

There are very few people and very few venture capital firms still in existence that have the expertise to find, incubate and build these types of companies. The disruptive science comes from leading laboratories at premier research institutions. It takes time, experience and often partnerships with leading, global scientific companies to bring the technology to market. Our team, with scientific backgrounds in chemistry, biochemical engineering, physics, genetics and material science, is uniquely qualified to identify, diligence and invest in these opportunities.

Growth in Ownership of Portfolio Companies

The chart below depicts the change in our ownership of our portfolio companies from 2001 through 2013 as our assets have increased. Our fully diluted, investment-weighted average ownership has increased from approximately five percent for initial investments made between 2001 and 2004 to approximately 14 percent for initial investments made between 2009 and 2013. This increasing ownership, which we have noted in previous shareholder communications, gives us more control over these companies to potentially affect outcomes beneficial to the Company. Over the coming five years, as companies where our initial investment was made between 2005 and the present continue to mature and exit, we believe our increased levels of ownership have the potential to provide greater returns than our historical investments.

Our goal with our new investments is to have even greater ownership at the time of the realization of our return than we have had historically for all of the reasons discussed above.

Investments and Current Investment Pace

The following is a summary of our initial and follow-on equity-focused investments from January 1, 2009, to December 31, 2013. We consider a "round led" to be a round where we were the new investor or the leader of a group of investors in an investee company. Typically, but not always, the lead investor negotiates the price and terms of the deal with the investee company.

Investments in Our Equity-Focused Portfolio of Investments in Privately Held and Publicly Traded Companies

	2009	2010	2011	2012	2013
Total Incremental Investments	$12,334,051	$9,560,721	$17,688,903	$15,141,941	$18,076,288
No. of New Investments	2	3	4	2	2
No. of Follow-On Investment Rounds	29	27	31	26	37
No. of Rounds Led	5	5	4	3	9
Average Dollar Amount – Initial	$174,812	$117,069	$1,339,744	$1,407,500	$550,001
Average Dollar Amount – Follow-On	$413,256	$341,093	$397,740	$474,113	$449,359

In 2013, we made two new investments. In both cases, we took ownership positions that are more meaningful than we had done historically. This is consistent with our plans for future investments as discussed above.

In June of 2013, we invested $750,000 in EchoPixel, Inc., and currently own between 15-20 percent of the voting securities of the company. We also have a seat on the board of directors of the company. EchoPixel is a data visualization company striving to provide better analytic tools for data analysis in life science and healthcare applications by "amplifying human expertise with machine learning." The seed-stage, California-based company has been developing a set of algorithms and software tools to visualize and analyze data generated by magnetic resonance imaging, computational tomography scanners, x-ray microscopes, and other analytical tools. The company currently has working prototypes of visualization stations. It is in the process of developing data analysis protocols with several leading hospitals including Stanford, Cleveland Clinic, UCSF, and Charles River Labs. The approach is broadly applicable to hospital diagnostic-surgery production workflow as well as training and education.

In December of 2013, we made a $350,001 investment in ProMuc, Inc. We are the founding investor in ProMuc. The Company owns 100 percent of ProMuc as of December 31, 2013, and has two seats on the board of directors of the company. ProMuc brings together the expertise of Prof. Katharina Ribbeck at MIT, a leading researcher on mucin biology, and the carbohydrate chemistry technology of Corden Pharma to focus on the development of synthetic mucins for lubrication and antimicrobial applications. A better understanding of mucins has the potential to allow us to design better biomimetic materials for a wide variety of commercial applications, including lubricants, food additives, anti-microbial coatings and anti-cancer vaccines.

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

Importance of Availability of Liquid Capital

Private venture capital funds are structured commonly as limited partnerships with a committed level of capital and finite lifetime. Capital is "called" from limited partners to make investments and pay for expenses of running the firm at various points within the lifetime of the fund. For each initial investment, the fund must reserve additional capital for follow-on investments at later stages of the life of the portfolio companies. These follow-on investments are required because often portfolio companies in areas in which we invest, whether privately held or publicly traded, operate with negative cash flow for lengthy periods of time. In general, the cumulative total of initial invested capital and reserves cannot exceed the committed level of capital of the fund.

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

We have historically stated, "While we currently do not believe we will need to access the public markets for additional equity capital, we may explore non-dilutive ways to have access to additional capital if and when opportunities present themselves." Towards that end, on September 30, 2013, we secured the $20,000,000 Loan Facility from Orix Corporate Capital, Inc. This Loan Facility replaces the $10,000,000 facility we secured from TD Bank in February of 2011. Orix Corporate Capital is a diversified financial conglomerate with substantial assets that has extensive experience working with venture capital firms and venture capital-backed companies through its Orix Ventures unit. We believe this knowledge, combined with the quality of our portfolio companies and our investments in those companies, enabled us to obtain a credit facility secured, in part, by our portfolio of primarily privately held portfolio companies versus solely the cash security of our prior credit facility.

We believe the Loan Facility is beneficial for three primary reasons. First, we currently believe our existing portfolio of mid- and late-stage companies will generate meaningful returns in the next two-to-three years. That said, the exact timing of these realizations is uncertain. We currently believe our strong balance sheet of liquid assets (that is, cash, U.S. Treasury securities and publicly traded securities) combined with this facility will allow us time and capital resources to realize these meaningful returns without materially compromising the rate of deployment of capital into investment opportunities that have the potential to build value for us.

Second, as we have said historically, there are a substantial number of investment opportunities in existing and new portfolio companies that we believe have the potential to build value through increasing our future returns on investment. The Loan Facility expands our financial resources for making such investments without resulting in dilution to our shareholders through the issuance of additional shares of our common stock.

Third, the Loan Facility establishes a relationship between us and Orix Corporate Capital that could be beneficial to our portfolio companies, and thus us, in the future. Many of our portfolio companies secure lines of credit and other forms of access to capital. Orix Corporate Capital has the resources and capability to address many of these needs. We believe the combination of the financial and other resources of each of our firms will be a powerful collaboration that helps to build value in our portfolio companies, and thus value for us.

Our Sources of Liquid Capital

The sources of liquidity that we use to make our investments are classified as primary and secondary liquidity. As of December 31, 2013, and December 31, 2012, our total primary and secondary liquidity was $33,643,980 and $38,231,691, respectively. We do not include funds available from our credit facility as primary or secondary liquidity. We believe it is important to examine both our primary and secondary liquidity when assessing the strength of our balance sheet and our future investment capabilities.

Primary liquidity is comprised of cash, U.S. government securities and certain receivables. As of December 31, 2013, we held $8,538,548 in cash, $18,999,810 in U.S. government securities and $534,826 in certain receivables. As of December 31, 2012, we held $13,998,880 in U.S. government securities, and we had an additional $8,379,111 in cash.

On January 24, 2013, the Company received payment of its portion of the proceeds held in escrow from DuPont’s acquisition of Innovalight, Inc., totaling $949,469. On April 4, 2013, the Company received payment of its portion of the proceeds held in escrow from Asahi Kasei's acquisition of Crystal IS, Inc., totaling $273,361. On July 19, 2013, the Company received its initial payment from Carl Zeiss' acquisition of Xradia, Inc., totaling $12,838,244. These payments immediately added to our primary liquidity. Additional proceeds of $2,374,827 from Carl Zeiss' acquisition of Xradia were held in escrow as of December 31, 2013. Funds totaling $1,235,312 from the Xradia transaction were released in January of 2014, which will add to our primary liquidity in the first quarter. The remaining funds held in escrow from the Xradia transaction will be released in July of 2014, net of any settlement of indemnity claims and expenses related to the transaction. If and when these amounts held in escrow are released, those funds would add to our primarily liquidity. Payments upon achieving milestones of the BioVex Group, Inc., sale would also add to our primary liquidity in future quarters if these milestones are achieved successfully. The probability-adjusted value of the future milestone payments for the sale of BioVex, as determined at the end of each fiscal quarter, is included as an asset on our Consolidated Statements of Assets and Liabilities and will be included in primary liquidity only if and when payment is received for achievement of the milestones. During the twelve months ended December 31, 2013, we sold 1,629,956 shares of our investment in Solazyme, Inc., under written call option contracts and open market sales. We received $15,812,926 in net proceeds from these transactions. During the twelve months ended December 31, 2013, we sold 193,539 shares of our investment in Champions Oncology, Inc., in open market sales. We received $237,684 in net proceeds from these transactions. During the twelve months ended December 31, 2013, we sold the remaining 50,807 shares of our investment in NeoPhotonics Corporation under written call option contracts and open market sales. We received $252,042 in net proceeds from these transactions. The proceeds received from these transactions added to our primary liquidity. We also have the Loan Facility with Orix Corporate Capital, which we can draw on to increase liquidity. As of December 31, 2013, we had no outstanding debt relating to this Loan Facility.

Our secondary liquidity is comprised of the stock of publicly traded companies. Although these companies are publicly traded, their stock may not trade at high volumes and prices may be volatile, which may restrict our ability to sell our positions at any given time. As of December 31, 2013, our secondary liquidity was $5,570,796. Solazyme, Inc., accounts for $1,827,712 of this amount based on its closing price as of December 31, 2013. If our option contracts are called at their strike prices, we would receive proceeds of $1,875,000. The common stock of Champions Oncology, Inc., accounts for $3,719,582 of the total amount of secondary liquidity based on its closing price as of December 31, 2013. As of December 31, 2012, our secondary liquidity was $15,770,488. NeoPhotonics and Solazyme accounted for $14,422,261 of this amount based on the closing price of each company as of December 31, 2012. Champions Oncology accounted for $1,348,227 of the total amount of secondary liquidity. All of our public securities were freely tradable as of December 31, 2013. A decision to sell our shares would result in the cash received from the sale of these assets being included in primary liquidity. Until that time, we will continue to include the value of our shares of our publicly traded portfolio companies in secondary liquidity unless the average trading volume of each company reaches sufficient levels for us to monetize our stock in such companies over a short period of time.

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

We bring technology platforms and expertise in company building. Our corporate partners bring expertise in scale and manufacturing and access to end markets. We are currently executing on our partnering strategy in two ways. First, we are partnering with corporations as syndicate partners investing in and working with to build early-stage companies. A syndicate of financial investors besides key strategic corporations from the very first round of capital is becoming more common in our investments. Over three-fourths of our portfolio companies have significant corporate partnerships or investments, and most developed these relationships in the early-stages of development of those companies.

Second, we are focused on strategically partnering with corporations to manage their capital besides ours. Such a relationship could provide us with intelligence and complementary knowledge that could add to our competitive advantage identifying and building companies enabled by disruptive science, particularly BIOLOGY+. In addition, we will benefit by managing third-party capital, which yields more capital for us to invest in building these companies and reducing reliance on identification of sources of capital from other investors. There is no assurance we will be successful in securing these partnerships.

Return

Our plan for returning value to shareholders has three steps. Step one of our return plan was implemented over the past five years. It includes investing in early-stage companies where we believe we can own greater than 10 percent of the company at exit with invested capital of between $5 million and $10 million in each company.

Step two is our focus on BIOLOGY+. Our best investment returns over the past 10 years have come from companies that have businesses intersecting with the life sciences. We are now focusing our efforts on BIOLOGY+, as we believe the future returns for companies commercializing technologies that sell into the life science markets will be greater than those focused on other markets we have invested in historically. Since 2008, approximately 77 percent of our new initial investments have been in companies that fit our BIOLOGY+ investment thesis. This percentage will increase over the coming years. That said, we note that past performance may not be indicative of future performance.

Step three is our partnering efforts. We continue to pursue strategies to increase the return profile of early-stage investing, and to reduce the cost profile so that it shifts to a profile more representative of the venture capital industry of 15 to 20 years ago. We believe this will require an environment for doing early-stage investing that includes working with corporate partners earlier in the development of these companies to 1) ascertain if there is demand for the company’s technology/products and 2) to help these start-ups prepare for scale and manufacturing in a way that permits seamless adoption by industry and the consumer. This is the basis of our partnership strategy.

We believe that execution of these three steps will generate meaningful returns for shareholders over the coming years. We are focused on increasing value for shareholders through growing net asset value per share, and we believe we may have an opportunity to reduce the number of shares outstanding and provide deemed dividends as well as cash dividends as we execute on this strategy.

Current Business Environment

The fourth quarter of 2013 ended with increases in value in the public market indices. These increases coincided with a slight decrease in the number of IPOs and a decrease in M&A transactions. That said, fundraising by venture capital firms continued to be challenging and concentrated to a small number of funds. These dynamics continue to lead to a difficult fundraising environment for venture-backed companies, particularly those in the middle stages of development and those focused on sectors in which we invest.

Twenty-four venture-backed companies raised $5.3 billion through IPOs in the fourth quarter of 2013, which marks the first time since 2004 with three consecutive quarters of 20+ venture-backed IPOs, according to Thomson Reuters and the National Venture Capital Association ("NVCA"). Eighteen of the 24 were U.S.-based companies. It is also an increase in venture-backed IPOs as compared with the third quarter of 2012 (10 IPOs). For the full year, there were 82 venture-backed IPOs, which was the highest total since 2007. For the fourth quarter of 2013, 81 venture-backed M&A deals were reported, which is a decrease from the third quarter of 2013 (107 reported), and a decrease from the third quarter of 2012 (125 reported). For the full year, there were 377 acquisitions of venture-backed companies, which is the slowest since 2009.

Forty-eight U.S. venture capital funds raised $4.9 billion in the fourth quarter of 2013, according to Thomson Reuters and the NVCA. Compared with the third quarter of 2013, this is a 12 percent increase in the amount of capital raised (up from $4.3 billion), but a decrease in the number of funds (down from 61). Venture firms raised $16.7 billion from 185 funds in 2013. The amount raised through 2013 represents a 15 percent decline from the amount raised in 2012 ($19.6 billion) and a decrease in the number of funds (208 in 2012). Of the 48 funds that were raised, 14 were new funds. For the year, 53 new venture capital funds raised $1.5 billion, which is 25 percent fewer funds and 11 percent fewer dollars raised than 2012.

Historically, difficult venture environments have resulted in a higher than normal number of companies not receiving financing and being subsequently closed down with a loss to venture investors, and other companies receiving financing but at significantly lower valuations than the preceding financing rounds. This issue is compounded by the fact that many existing venture capital firms have few remaining years of investment and available capital owing to the finite lifetime of the funds managed by these firms. Additionally, even if a firm were able to raise a new fund, commonly venture capital firms are not permitted to invest new funds in existing investments. This limitation of available capital can lead to fractured syndicates of investors. A fractured syndicate can result in a portfolio company being unable to raise additional capital to fund operations; this issue is especially acute in capital-intensive sectors that are enabled by science-related innovations, such as life sciences, energy and electronics, which are generally not in favor among venture capital firms. The result of these difficulties is that the portfolio company may be forced to sell before reaching its full potential or be shut down entirely if the remaining investors cannot financially support the company. As such, improvements in the exit environment for venture-backed companies through IPOs and M&A transactions may not translate to an increase in the available capital to venture-backed companies, particularly those that have investments from funds that are in the latter stage of life unless the markets improve for some time into the future.

Our overall goal remains unchanged. We want to maintain our leadership position in investing in science-enabled and BIOLOGY+ companies and increase our net asset value per share outstanding. The current environment for venture capital financings continues to favor those firms that have capital to invest regardless of the stage of the investee company. We continue to finance our new and follow-on equity and convertible debt investments from our cash reserves held in bank accounts. We may in the future invest borrowed capital to take advantage of opportunities that we believe will return greater than the cost of such borrowed capital. We have historically held, and may in the future again hold, our cash in U.S. Treasury securities. We believe the current status of the venture capital industry and the current economic climate provide opportunities to invest this capital at historically low valuations and under favorable terms in equity and convertible debt of new and existing privately held and publicly traded companies.

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

The values of privately held, venture capital-backed companies are inherently more difficult to determine than those of publicly traded companies at any single point in time because securities of these types of companies are not actively traded. We believe, perhaps even more than in the past, that illiquidity, and the perception of illiquidity, can affect value. Management believes further that the long-term effects of the difficult venture capital market and difficult exit environments will continue to affect negatively the fundraising ability of weak companies regardless of near-term improvements in the overall global economy and public markets and that these factors can also affect value.

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

In each of the years in the period of 2009 through 2013, excluding our rights to milestone payments, we recorded the following gross write-ups in privately held securities as a percentage of net assets at the beginning of the year ("BOY"), gross write-downs in privately held securities as a percentage of net assets at the beginning of the year, and change in value of private portfolio securities as a percentage of net assets at the beginning of the year.

Gross Write-Ups and Write-Downs of the Privately Held Portfolio

	2009	2010	2011	2012	2013
Net Asset Value, BOY	$109,531,113	$134,158,258	$146,853,912	$145,698,407	$128,436,774

Gross Write-Downs During Year	$(12,845,574)	$(11,391,367)	$(11,375,661)	$(19,604,046)	$(19,089,816)

Gross Write-Ups During Year	$21,631,864	$30,051,847	$11,997,991	$14,099,904	$10,218,994

Gross Write-Downs as a Percentage of Net Asset Value, BOY	(11.7)%	(8.5)%	(7.8)%	(13.5)%	(14.9)%

Gross Write-Ups as a Percentage of Net Asset Value, BOY	19.7%	22.4%	8.2%	9.7%	8.0%

Net Change as a Percentage of Net Asset Value, BOY	8.0%	13.9%	0.4%	(3.8)%	(6.9)%

From December 31, 2012, to December 31, 2013, the value of our equity-focused venture capital portfolio, including our rights to potential future milestone payments from the sales of BioVex Group, Inc., and Nextreme Thermal Solutions, Inc., decreased by $13,691,268, from $106,004,713 to $92,313,445. The sale of Xradia, Inc., to Carl Zeiss AG in the third quarter of 2013 accounted for a substantial portion of this decrease, as Xradia was no longer a portfolio company as of December 31, 2013.

Not including our rights to potential future milestone payments from the sale of BioVex Group, Inc., Nextreme Thermal Solutions, Inc., the sale of Xradia, Inc., to Carl Zeiss AG and the sale of our shares of NeoPhotonics Corporation, our equity-focused portfolio companies decreased in value by $1,184,651. This decrease was primarily owing to 1) net decreases in the valuations of Solazyme, Inc., and Champions Oncology, Inc., and sales of a portion of our shares of these companies of $9,908,060, offset by net cash proceeds to us of $16,050,610 that are not included in the valuation of Solazyme and Champions Oncology as of December 31, 2013, and 2) a net decrease in value owing to a net increase in discounts for non-performance risk of $13,306,583. These changes were offset by 1) follow-on investments of $17,726,288 and 2) a net increase in value owing to the terms and pricing of new rounds of financing of $4,522,947. The remaining component of the change in the value of our equity-focused portfolio companies of $219,243 was primarily owing to net decreases in the value of warrants, currency fluctuations and net interest on convertible bridge notes.

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

We define non-performance as the risk that the price per share (or implied valuation of a portfolio company) or the effective yield of a debt security of a portfolio company, as applicable, does not appropriately represent the risk that a portfolio company that requires or seeks to raise additional capital will be  (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation.  Our best estimates of non-performance risk of our portfolio companies during 2013 are included in the valuation of the companies as of December 31, 2013. In the future, as these companies receive terms for additional financings or if they are unable to receive additional financing and, therefore, proceed with sales or shutdowns of the business, we expect the contribution of the discount for non-performance risk to vary in importance in determining the fair values of our securities of these companies. Changes in discounts for non-performance risk could positively or negatively affect the value of our portfolio companies in future quarters. As of December 31, 2013, non-performance risk was a significant factor in determining the values of six of our 26 equity-focused portfolio companies and warrants of Champions Oncology, Inc., that are fair valued by our Board of Directors. These six companies accounted for approximately $17.8 million, or 20 percent, of the total value of our equity-focused venture capital portfolio, not including our rights to milestone payments from the sale of BioVex Group, Inc., to Amgen, Inc. As of December 31, 2012, non-performance risk was a significant factor in determining the values of nine of our 27 equity-focused portfolio companies that are fair valued by our Board of Directors. These nine companies accounted for approximately $34.6 million, or 33.7 percent, of the total value of our equity-focused venture capital portfolio, not including our rights to milestone payments from the sale of BioVex Group, Inc., to Amgen, Inc., or our rights to milestone payments from the sale of Nextreme Thermal Solutions, Inc., to Laird Technologies, Inc.

We also note that our valuation of our securities of Molecular Imprints, Inc., includes $4,043,381 that is ascribed to a non-convertible bridge note. The principal plus interest of this note of $1,386,669 was repaid in full in the third quarter of 2011. The remaining value results from a liquidation preference that survived the repayment of the note and, as currently written and contemplated by the terms of the acquisition of Molecular Imprints by Canon, will pay the Company $4,044,450. Our value of this portion of our securities of Molecular Imprints as of December 31, 2013, reflects the terms of the acquisition agreement that was signed in the first quarter of 2014 and is expected to close in the first half of 2014.

As of December 31, 2013, our top ten investments by value accounted for approximately 75 percent of the value of our equity-focused venture capital portfolio.

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

The potential for, or occurrence of, inflation could result in rising interest rates for government-backed debt.  We may also invest in both short- and long-term U.S. government and agency securities. To the extent that we invest in short- and long-term U.S. government and agency securities, changes in interest rates result in changes in the value of these obligations that result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements, and the quantity and duration of long-term U.S. government and agency securities held by the Company, and it will vary from period to period. During the twelve months ended December 31, 2013, and December 31, 2012, our average holdings of U.S. government securities were $18,353,323 and $3,884,228, respectively.

Comparison of Years Ended December 31, 2013, 2012, and 2011

During the years ended December 31, 2013, December 31, 2012, and December 31, 2011, we had net decreases in net assets resulting from operations of $7,788,958, $19,986,900 and $3,541,363, respectively.

Investment Income and Expenses:

During the years ended December 31, 2013, 2012, and 2011, we had net operating losses of $8,022,206, $8,803,343, and $8,338,365, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expense included in salaries, benefits and stock-based compensation of $1,249,756 in 2013, $2,928,943 in 2012, and $1,894,800 in 2011. The decrease in non-cash, stock-based compensation expense in 2013 is primarily owing to a decrease in compensation expense associated with the stock option awards, offset by an increase in compensation expense for restricted stock. During the years ended December 31, 2013, 2012, and 2011, total investment income was $470,902, $722,227, and $702,765, respectively. During the years ended December 31, 2013, 2012, and 2011, total operating expenses were $8,493,108, $9,525,570, and $9,041,130, respectively.

During 2013, as compared with 2012, investment income decreased from $722,227 to $470,902, reflecting a net decrease in interest income from convertible bridge notes, non-convertible promissory notes, subordinated and senior secured debt. During the twelve months ended December 31, 2013, we accrued net bridge note interest of $67,781, as compared with $235,806 during the twelve months ended December 31, 2012. During the twelve months ended December 31, 2013, our average holdings of U.S. government securities were $18,353,323 as compared with $3,884,228 during the twelve months ended December 31, 2012, primarily owing to reinvestment of the proceeds received from the sales of Xradia, Inc., and shares of Solazyme, Inc. The average yield on our U.S. government securities for the twelve months ended December 31, 2013, and 2012, was 0.03 and 0.10 percent, respectively.

Operating expenses, including non-cash, stock-based compensation expenses, were $8,493,108 and $9,525,570 for the twelve months ended December 31, 2013, and December 31, 2012, respectively. The decrease in operating expenses for the twelve months ended December 31, 2013, as compared with the twelve months ended December 31, 2012, was primarily owing to decreases in salaries, benefits and stock-based compensation expense, administration and operations expense, rent expense and directors' fees and expenses, offset by increases in professional fees, interest and other debt expense and custody fees. Salaries, benefits and stock-based compensation expense decreased by $1,230,042, or 18.7 percent, for the twelve months ended December 31, 2013, as compared with December 31, 2012, primarily as a result of a decrease in non-cash stock-based compensation expense of $1,679,187 associated with the Stock Plan and a decrease of $406,780 in the projected benefit obligation expense accrual for medical and pension retirement benefits, offset by increases in bonus accruals and salaries of employees owing to cost of living adjustments and costs associated with increases in salary for three of our employees who were promoted in 2013 from their positions in 2012. While the non-cash, stock-based compensation expense for the Stock Plan increased our operating expenses by $1,249,756, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value. Administration and operations expense decreased by $47,159, or 4.4 percent, for the twelve months ended December 31, 2013, as compared with December 31, 2012, primarily as a result of decreases in costs associated with investor outreach expenses, general office and administration expenses, and timing differences related to certain accrued expenses, offset by increases in managing directors' travel-related expenses. We did not hold a Meet the Portfolio Day during the twelve months ended December 31, 2013, as compared with costs of approximately $37,668 associated with such an event in the comparable period in 2012. Rent expense decreased by $32,299, or 7.9 percent, for the twelve months ended December 31, 2013, as compared with December 31, 2012. Our rent expense of $376,360 for the twelve months ended December 31, 2013, includes $392,335 of rent paid in cash, net of $15,975 non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term. Our rent paid in cash of $392,335 includes $13,924 of real estate tax escalation charges on our corporate headquarters located at 1450 Broadway in New York City. Directors' fees and expenses decreased by $50,907, or 17.2 percent, for the twelve months ended December 31, 2013, as compared with December 31, 2012, primarily owing to a smaller Board of Directors in 2013.

Professional fees increased by $254,024, or 25.4 percent, for the twelve months ended December 31, 2013, as compared with December 31, 2012, primarily as a result of an increase in certain legal fees related to establishing our Loan Facility, offset by a decrease in consulting and accounting fees. Interest and other debt expense increased by $68,295, or 141.9 percent, for the twelve months ended December 31, 2013, as compared with December 31, 2012, primarily as a result of non-utilization fees associated with our loan facility with Orix Corporate Capital, Inc. Custody fees increased by $9,109, or 18.5 percent, for the twelve months ended December 31, 2013, as compared with December 31, 2012.

During 2012, as compared with 2011, investment income increased from $702,765 to $722,227, reflecting an increase in interest income from non-convertible promissory notes, subordinated and senior secured debt, and senior secured debt through a participation agreement, offset by a decrease in interest income from convertible bridge notes and a decrease in our average holdings of U.S. government securities. During the twelve months ended December 31, 2012, we accrued net bridge note interest of $235,806, as compared with $368,479 during the twelve months ended December 31, 2011. During the twelve months ended December 31, 2012, our average holdings of U.S. government securities were $3,884,228, as compared with $24,295,971 during the twelve months ended December 31, 2011, primarily owing to the decrease in yield available over the durations of maturities in which we were willing to invest and the availability of fully FDIC insured demand deposit bank accounts. The average yield on our U.S. government securities for the twelve months ended December 31, 2012, and 2011, was 0.10 percent and 0.08 percent, respectively.

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

Realized Income and Losses from Investments:

During the years ended December 31, 2013, 2012 and 2011, we realized net gains on investments of $18,516,268, $2,406,433 and $2,449,705, respectively. For the years ended December 31, 2013, 2012 and 2011, we realized gains from investments, before taxes, of $18,544,262, $2,421,669 and $2,456,627, respectively. Income tax expense for the years ended December 31, 2013, 2012 and 2011 was $27,994, $15,236, $6,922, respectively.

During the year ended December 31, 2013, we realized net gains of $18,544,262, consisting primarily of a net realized gain on our investment in Xradia, Inc., of $10,624,634, a realized gain of $12,570,595 on the sale of 1,629,956 shares of Solazyme, Inc., of which 884,800 shares were called subject to the terms of written call option contracts, a realized gain of $148,729 on our escrow payment from the sale of Crystal IS, Inc., a realized gain of $105,313 on the early repayments of the senior secured and subordinated secured debt by GEO Semiconductor, Inc., and a realized gain of $92,529 on the sale of 193,539 shares of Champions Oncology, Inc., offset by a realized loss on the value of our investment in Nextreme Thermal Solutions, Inc., of $4,384,762, a realized loss of $540,106 on the sale of 50,807 shares of NeoPhotonics Corporation, of which 50,800 shares were called subject to the terms of written call option contracts, a realized loss of $282 on the repurchase and expiration of certain Solazyme and NeoPhotonics written call option contracts, and a realized loss of $72,209 on the expiration of certain Solazyme purchased put option contracts. At December 31, 2013, we still owned 3,099,651 and 167,834 shares of Champions Oncology and Solazyme, respectively. At December 31, 2013, we did not hold any shares of NeoPhotonics.

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

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the year ended December 31, 2013, net unrealized depreciation on total investments increased by $18,283,020.

During the year ended December 31, 2012, net unrealized appreciation on total investments decreased by $13,589,990.

During the year ended December 31, 2011, net unrealized appreciation on total investments increased by $2,347,297.

During the year ended December 31, 2013, net unrealized depreciation on our venture capital investments increased by $18,281,703, from net unrealized depreciation of $3,748,631 at December 31, 2012, to net unrealized depreciation of $22,030,334 at December 31, 2013, owing primarily to a decrease in unrealized appreciation of $8,303,684 on our investment in Xradia, Inc., resulting from realized gains on the sale of its securities and a decrease in unrealized appreciation of $8,451,603 on our investment in Solazyme, Inc., resulting from realized gains on the partial sale of its securities. We also had write-downs in the valuations of the following portfolio company investments:

Investment	Amount of Write-Down

SiOnyx, Inc.	4,014,690
Contour Energy Systems, Inc.	3,746,352
OpGen, Inc.	3,260,000
Laser Light Engines, Inc.	2,259,495
Kovio, Inc.	1,771,912
Enumeral Biomedical Corp.	1,443,004
Ultora, Inc.	885,042
SynGlyco, Inc.	655,935
Cobalt Technologies, Inc.	295,132
Senova Systems, Inc.	292,887
GEO Semiconductor, Inc.	65,507
Produced Water Absorbents, Inc.	28,170
D-Wave Systems, Inc.	177

The write-downs for the year ended December 31, 2013, were offset by write-ups in the valuations of the following portfolio company investments:

Investment	Amount of Write-Up

Metabolon, Inc.	3,376,119
Champions Oncology, Inc.	2,340,011
Ensemble Therapeutics Corporation	1,429,780
Molecular Imprints, Inc.	1,317,999
HzO, Inc.	1,225,523
Bridgelux, Inc.	865,062
Cambrios Technologies Corporation	854,586
AgBiome, LLC	500,000
ABSMaterials, Inc.	384,017
Nanosys, Inc.	178,329
Adesto Technologies Corporation	34,542
OhSo Clean, Inc.	33,302
NanoTerra, Inc.	19,735

We had an increase in unrealized appreciation of $4,384,762 on our investment in Nextreme Thermal Solutions, Inc., owing to a realized loss on the sale of its securities.

We had an increase in unrealized appreciation of $88,699 on the rights to milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc.

We had a decrease in unrealized appreciation of $371,513 on our investment in D-Wave Systems, Inc., owing to foreign currency translation.

We had an increase in unrealized appreciation of $530,934 on our investment in NeoPhotonics Corporation owing to realized losses on the sale of its securities.

Unrealized appreciation on our U.S. government securities portfolio decreased from unrealized appreciation of $2,744 at December 31, 2012, to $45 at December 31, 2013.

During the year ended December 31, 2012, net unrealized appreciation on our venture capital investments decreased by $13,480,234, from net unrealized appreciation of $9,731,603 at December 31, 2011, to net unrealized depreciation of $3,748,631 at December 31, 2012, owing primarily to decreases in the valuations of the following portfolio company investments:

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

The write-downs for the year ended December 31, 2012, were offset by write-ups in the valuations of the following portfolio company investments:

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

During the year ended December 31, 2011, net unrealized appreciation on our venture capital investments increased by $2,228,565, from net unrealized appreciation of $7,503,038 at December 31, 2010, to net unrealized appreciation of $9,731,603 at December 31, 2011, owing primarily to increases in the valuations of the following portfolio company investments:

Investment	Amount of Write-Up

Solazyme, Inc.	$4,193,551
Molecular Imprints, Inc.	2,988,447
Bridgelux, Inc.	2,201,705
Metabolon, Inc.	1,979,920
Adesto Technologies Corporation	1,571,117
ABSMaterials, Inc.	1,125,000
Cambrios Technologies Corporation	754,344
Kovio, Inc.	620,397
HzO, Inc.	563,577
GEO Semiconductor, Inc.	86,583
Enumeral Biomedical Corp.	83,333
NanoTerra, Inc.	23,568

The write-ups for the year ended December 31, 2011, were offset by write-downs of the following portfolio company investments:

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

Financial Condition

December 31, 2013

At December 31, 2013, our total assets and net assets were $125,063,946 and $122,701,575, respectively. At December 31, 2012, they were $131,990,250 and $128,436,774, respectively.

At December 31, 2013, our net asset value per share was $3.93, as compared with $4.13 at December 31, 2012. At December 31, 2013, and December 31, 2012, our shares outstanding were 31,197,438 and 31,116,881, respectively.

Significant developments in the twelve months ended December 31, 2013, included a decrease in the holdings of our venture capital investments of $14,102,732 and an increase in our cash and treasury holdings of $5,160,367. The decrease in the value of our venture capital investments from $108,002,191 at December 31, 2012, to $93,899,459 at December 31, 2013, resulted primarily from a net decrease of $16,302,653 owing to the sale of certain of our shares of Solazyme, Inc., Champions Oncology, Inc., and NeoPhotonics Corporation, a net decrease of $12,303,684 owing to the sale of our investment in Xradia, Inc., and a net decrease in the net value of our venture capital investments of $3,572,683, offset by an increase owing to two new and 37 follow-on investments of $18,076,288. The increase in our cash and treasury holdings from $22,377,991 at December 31, 2012, to $27,538,358 at December 31, 2013, is primarily owing to net proceeds of $16,302,653 received from the sale of certain of our shares of Solazyme, NeoPhotonics and Champions Oncology, net premium proceeds of $629,921 received from certain Solazyme and NeoPhotonics option contracts, $1,222,830 received from the portion of our payments held in escrow from the sales of Innovalight, Inc., and Crystal IS, Inc., and $12,838,244 received from the sale of Xradia, Inc., offset by the payment of cash for operating expenses of $7,317,388 and to new and follow-on venture capital investments totaling $18,076,288.

The following table is a summary of additions to our portfolio of venture capital investments made during the twelve months ended December 31, 2013:

New Investments	Amount of Investment

EchoPixel, Inc.	$750,000
ProMuc, Inc.	350,001

Follow-On Investments	Amount of Investment

Adesto Technologies Corporation	$2,499,999
Produced Water Absorbents, Inc.	1,802,760
Metabolon, Inc.	1,225,000
HzO, Inc.	1,212,500
HzO, Inc.	1,000,000
HzO, Inc.	937,500
Enumeral Biomedical Corp.	750,000
Adesto Technologies Corporation	672,070
Produced Water Absorbents, Inc.	648,000
ABSMaterials, Inc.	500,000
D-Wave Systems, Inc.	491,100
SiOnyx, Inc.	418,066
SiOnyx, Inc.	418,066
Senova Systems, Inc.	386,363
Ancora Pharmaceuticals Inc.	350,000
HzO, Inc.	350,000
Nano Terra, Inc.	350,000
Enumeral Biomedical Corp.	300,001
Ancora Pharmaceuticals, Inc.	300,000
AgBiome, LLC	260,870
AgBiome, LLC	260,870
Ultora, Inc.	236,603
Ultora, Inc.	215,000
Champions Oncology, Inc.	200,000
Laser Light Engines, Inc.	166,667
Laser Light Engines, Inc.	166,667
OpGen, Inc.	150,000
Mersana Therapeutics, Inc.	126,585
Senova Systems, Inc.	113,636
Senova Systems, Inc.	100,000
OpGen, Inc.	95,000
Laser Light Engines, Inc.	80,669
Ensemble Therapeutics Corporation	73,620
Kovio, Inc.	50,000
Cobalt Technologies, Inc.	28,920
Ensemble Therapeutics Corporation	25,767
Ensemble Therapeutics Corporation	13,988

Total	$18,076,288

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

The following tables summarize the values of our portfolios of venture capital investments and U.S. government securities, as compared with their cost, at December 31, 2013, and December 31, 2012:

	December 31, 2013	December 31, 2012

Venture capital investments, at cost	$115,929,793	$111,750,822
Net unrealized (depreciation) (1)	(22,030,334)	(3,748,631)
Venture capital investments, at value	$93,899,459	$108,002,191

	December 31, 2013	December 31, 2012

U.S. government securities, at cost	$18,999,765	$13,996,136
Net unrealized appreciation(1)	45	2,744
U.S. government securities, at value	$18,999,810	$13,998,880

(1)At December 31, 2013, and December 31, 2012, the net accumulated unrealized depreciation on investments, including written call options was $22,021,407 and $3,738,387, respectively.

Cash Flow

Year Ended December 31, 2013

Net cash provided by operating activities for the year ended December 31, 2013, was $295,923, primarily reflecting the net purchase of U.S. government securities of $5,005,360, the purchase of venture capital investments of $18,076,288 and the payment of operating expenses, partially offset by proceeds from the sale of investments of $30,363,727 and net proceeds from call options of $1,040,127.

Net cash used in investing activities for the year ended December 31, 2013, was $13,303, primarily reflecting the purchase of fixed assets.

Cash used in financing activities for the year ended December 31, 2013, was $123,183, resulting from the net settlement of restricted stock awards.

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

We fund our day-to-day operations using interest earned and proceeds from our cash holdings, the sales of our investments in U.S. government securities, when applicable, and interest earned from our venture debt securities. We believe the increase or decrease in the value of our venture capital investments does not materially affect the day-to-day operations of the Company or our daily liquidity. As of December 31, 2013, and December 31, 2012, we had no investments in money market mutual funds.

Our Loan Facility may be used to fund our investments and not for the payment of day-to-day operating expenses. As of December 31, 2013, we had no debt outstanding. We have not issued any debt securities, and, therefore, are not subject to credit agency downgrades.

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

Except for a rights offering, we are generally not able to issue and sell our common stock at a price below our net asset value per share, exclusive of any distributing commission or discount, without shareholder approval. As of December 31, 2013, our net asset value per share was $3.93 per share and our closing market price was $2.98 per share. We do not currently have shareholder approval to issue or sell shares below our net asset value per share.

December 31, 2013

At December 31, 2013, and December 31, 2012, our total net primary and secondary liquidity was $33,643,980 and $38,231,691, respectively.

At December 31, 2013, and December 31, 2012, our total net primary liquidity was $28,073,184 and $22,461,202, respectively. Our primary liquidity is principally comprised of our cash, U.S. government securities, when applicable, and certain receivables. The increase in our primary liquidity from December 31, 2012, to December 31, 2013, is primarily owing to the receipt of our initial payment of $12,838,244 from the sale of Xradia, Inc., the receipt of $1,222,830 from the portion of our upfront payments held in escrow from the sale of Innovalight, Inc., and Crystal IS, Inc., and net proceeds of $16,302,653 received from the sales of certain of our shares of Solazyme, Inc., Champions Oncology, Inc., and NeoPhotonics Corporation, offset by the use of funds for investments and payment of net operating expenses. During the twelve months ended December 31, 2013, we also purchased and sold call option and put option contracts on our publicly traded positions generating net proceeds of $629,291.

At December 31, 2013, and December 31, 2012, our secondary liquidity was $5,570,796 and $15,770,489, respectively. Our secondary liquidity consists of our publicly traded securities. Although these companies are publicly traded, their stock may not trade at high volumes and prices can be volatile, which may restrict our ability to sell our positions at any given time. We may also be restricted for a period of time in selling our positions in these companies due to our shares being unregistered.

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

On September 24, 2009, we signed a ten-year lease for approximately 6,900 square feet of office space located at 1450 Broadway, New York, New York. The lease commenced on January 21, 2010, with these offices replacing our corporate headquarters previously located at 111 West 57th Street in New York City. The base rent is $36 per square foot with a 2.5 percent increase per year over the 10 years of the lease, subject to a full abatement of rent for four months and a rent credit for six months throughout the lease term. The lease expires on December 31, 2019. Total rent expense for this office space in New York City was $242,806 in 2013, $238,202 in 2012 and $230,302 in 2011. Future minimum lease payments in each of the following years are: 2014 - $250,979; 2015 - $280,673; 2016 - $287,690; 2017 - $294,882; 2018 - $302,254 and thereafter for the remaining term – an aggregate of $309,811.

On July 1, 2008, we signed a five-year lease for office space at 420 Florence Street, Suite 200, Palo Alto, California, which commenced on August 1, 2008, and expired on August 31, 2013. Total rent expense for this office space in Palo Alto was $92,787 in 2013, $136,816 in 2012 and $132,831 in 2011.

On April 26, 2011, we signed a one-year lease for office space at 530 Lytton Avenue, 2nd Floor, Palo Alto, California, commencing on July 1, 2011, and expiring on June 30, 2012. The lease was renewed commencing on July 1, 2012, and expiring on June 30, 2013, and again commencing on July 1, 2013, and expiring on June 30, 2014. Total rent expense for this office space in Palo Alto was $34,325 in 2013, $28,916 in 2012 and $13,354 in 2011. Future minimum lease payments in 2014 are $17,483.

On March 22, 2012, we signed a one-year lease for office space at 140 Preston Executive Drive, Space "L," Cary, North Carolina, commencing on April 1, 2012, and expiring on March 31, 2013. The lease was renewed commencing on April 1, 2013, and expiring on March 31, 2014. Total rent expense for this office space in Cary was $6,442 in 2013 and $4,725 in 2012. Future minimum lease payments in 2014 are $541.

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

Borrowings

On September 30, 2013, the Company terminated its prior credit facility with TD Bank, N.A. As of December 31, 2013, there was no principal outstanding under the prior credit facility and no termination fees were incurred in connection with terminating the prior credit facility.

On September 30, 2013, the Company entered into the Loan Facility that may be used by the Company to fund investments in portfolio companies. The Loan Facility replaces the Company’s prior credit facility with TD Bank, NA. The Loan Facility, among other things, matures on September 30, 2017, and bears interest at 10 percent per annum in cash. The Company has the option to have interest accrue at a rate of 13.5 percent per annum if the Company decides not to pay interest in cash monthly. The Company currently plans to pay interest in cash if and when any borrowings are outstanding. The Loan Facility also requires payment of a draw fee on each borrowing equal to 1.0 percent of such borrowing and an unused commitment fee of 1.0 percent per annum. Interest and fee payments under the Loan Facility are made quarterly in arrears. The Company may prepay the loans or reduce the aggregate commitments under the Loan Facility at any time prior to the maturity date, as long as certain conditions are met, including payment of required prepayment or termination fees. The Loan Facility is secured by all of the assets of the Company and its wholly owned subsidiaries, subject to certain customary exclusions. The Loan Facility contains certain affirmative and negative covenants, including without limitation: (a) maintenance of certain minimum liquidity requirements; (b) maintenance of an eligible asset leverage ratio of not less than 4.0:1.0; (c) limitations on liens; (d) limitations on the incurrence of additional indebtedness; and (e) limitations on structural changes, mergers and disposition of assets (other than in the normal course of our business activities). There were no borrowings at closing, and at December 31, 2013, the Company had no outstanding debt.

At December 31, 2013, the Company had no outstanding debt. At December 31, 2012, $0 was held in a collateral account at TD Bank, N.A. as security for the loan under the prior credit facility. The weighted average annual interest rate for the twelve months ended December 31, 2013, was zero percent, exclusive of amortization of closing fees and other expenses related to establishing the prior credit facility. The remaining capacity under the Loan Facility was $20,000,000 at December 31, 2013. Fees and expenses of $700,000 related to establishing the Loan Facility have been deferred and included as "Prepaid expenses" as of December 31, 2013. These amounts are amortized over the term of the Loan Facility. At December 31, 2013, the Company was in compliance with all covenants required by the Loan Facility.

On June 8, 2012, legislation was introduced in the U.S. House of Representatives intended to revise certain regulations applicable to BDCs. The legislation, among other things, provides for increasing the amount of funds BDCs may borrow by reducing asset to debt limitations from 2:1 to 3:2. As a result, we may be able to incur additional indebtedness in the future and, therefore, your risk of an investment in shares of our common stock may increase.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows:

Payments Due by Period

		Less than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Multi-Draw Loan Facility(1)	$0	$0	$0	$0	$0
Operating leases	$1,744,313	$269,003	$568,363	$597,136	$309,811

(1)As of December 31, 2013, we had $20,000,000 of unused borrowing capacity under our Loan Facility.

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

Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments" for additional information. As of December 31, 2013, our financial statements include venture capital investments valued at $88,352,165, the fair values of which were determined in good faith by, or under the direction of, the Board of Directors. As of December 31, 2013, approximately 72 percent of our net assets represent investments in portfolio companies at fair value by the Board of Directors.

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

Historically, difficult venture capital environments have resulted in companies not receiving financing and being subsequently closed down with a loss of investment to venture investors, and other companies receiving financing but at significantly lower valuations than the preceding rounds, leading to very deep dilution for those who do not participate in the new rounds of investment. Our best estimate of this non-performance risk has been quantified and included in the valuation of our portfolio companies as of December 31, 2013.

All investments recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels related to the amount of subjectivity associated with the inputs to fair valuation of these assets are as discussed above.

As of December 31, 2013, approximately 92 percent of our portfolio company investments were classified as Level 3 in the hierarchy, indicating a high level of judgment required in their valuation.

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

In the Black-Scholes-Merton model, we use the simplified calculation of expected term as described in the SEC’s Staff Accounting Bulletin 107 because of the lack of historical information about option exercise patterns. In the binomial lattice model, we use an expected term that assumes the options will be exercised at two times the strike price because of the lack of option exercise patterns. Future exercise behavior could be materially different than that which is assumed by the model.

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

The discount rate reflects the current rate at which the post-retirement medical benefit and pension liabilities could be effectively settled considering the timing of expected payments for plan participants. In estimating this rate, we consider the Citigroup Pension Liability Index in the determination of the appropriate discount rate assumptions. The weighted average rate we utilized to measure our post retirement medical benefit obligation as of December 31, 2013, and to calculate our 2014 expense was 4.79 percent. We used a discount rate of 2.75 percent to calculate our pension obligation for the Executive Mandatory Retirement Benefit Plan.

Recent Developments - Portfolio Companies

On January 15, 2014, the Company made a $500,000 follow-on investment in Senova Systems, Inc., a privately held portfolio company.

On January 21, 2014, Square 1 Bank, Kovio, Inc.'s secured creditor, finalized a transaction with Thin Film Electronics ASA, a publicly traded Norwegian-based company, to sell substantially all of the assets of Kovio. We received no proceeds as a result of this sale.

On January 23, 2014, we received $1,235,312 upon the release of a portion of the funds held in escrow from the acquisition of Xradia, Inc., by Carl Zeiss AG during 2013.

On January 31, 2014, the Company made a $415,635 follow-on investment in SiOnyx, Inc., a privately held portfolio company.

In January of 2014, we sold 17,834 shares of Solazyme, Inc., for net proceeds of $214,888.

On February 4, 2014, the Company made a $250,000 follow-on investment in Enumeral Biomedical Corp., a privately held portfolio company.

On February 5, 2014, the Company made a $19,331 follow-on investment in Laser Light Engines, Inc., a privately held portfolio company.

On February 11, 2014, the Company made a $206,997 follow-on investment in HzO, Inc., a privately held portfolio company.

On February 13, 2014, Molecular Imprints, Inc., announced that it had signed an agreement to sell its semiconductor imprint lithography equipment business to Canon, Inc. Upon closing, we expect to receive approximately $7.0 million in proceeds from the sale, including amounts to be held in escrow. We could also receive an additional $1.7 million upon the achievement of certain milestones. This merger is expected to be completed by April of 2014, subject to normal shareholder and governmental approvals. In addition to the merger, a new spin-out company will be formed retaining its original Molecular Imprints name. We will be a shareholder of the new spin-out company.

On February 19, 2014, the Company made a $245,017 follow-on investment in OpGen, Inc., a privately held portfolio company.

On February 27, 2014, the board of directors of Contour Energy Systems, Inc., adopted a plan of complete liquidation and dissolution. Following the sale of Contour Energy's assets and settlement of its liabilities, any remaining proceeds will be distributed to its shareholders. There can be no assurance of the amount we will ultimately receive from such distribution. At December 31, 2013, we valued our investment in Contour Energy at $90,844.

On March 10, 2014, the Company made a $750,000 follow-on investment in Produced Water Absorbents, Inc., a privately held portfolio company.

From January 1, 2014, to March 13, 2014, we sold 286,456 shares of Champions Oncology, Inc., for net proceeds of $332,402.

On March 10 and 12, 2014, we closed 1,500 written call option contracts on Solazyme, Inc., with a strike price of $12.50, expiring on March 22, 2014, for a payment of $218,532. We also sold 1,000 written call option contracts on Solazyme, with a strike price of $12.50, expiring in June of 2014 and 500 written call option contracts with a strike price of $12.50, expiring in September of 2014. We received net premiums of approximately $338,229 for these contracts.

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

We may also invest in both short- and long-term U.S. government and agency securities. To the extent that we invest in short- and long-term U.S. government and agency securities, changes in interest rates result in changes in the value of these obligations that result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements, and the quantity and duration of long-term U.S. government and agency securities held by the Company, and it will vary from period to period. If the average interest rate on U.S. government securities at December 31, 2013, were to increase by 25, 75 and 150 basis points, the average value of these securities held by us at December 31, 2013, would decrease by approximately $47,500, $142,500 and $285,000, respectively, and the portion of our net asset value attributable to such securities would decrease correspondingly.

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

Foreign Currency Risk

Most of our investments are denominated in U.S. dollars. We currently have one investment denominated in Canadian dollars. We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates. The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates is $484,354 at December 31, 2013.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on the results of this assessment, management (including our Chief Executive Officer and Chief Financial Officer) has concluded that, as of December 31, 2013, the Company's internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears on page 94 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Harris & Harris Group, Inc.:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, of comprehensive income, of changes in net assets and of cash flows and the financial highlights present fairly, in all material respects, the financial position of Harris & Harris Group, Inc. and its subsidiaries (hereafter referred to as the "Company") at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows, and the changes in their net assets for each of the three years in the period ended December 31, 2013, and the financial highlights for each of the five years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, the financial statement schedule and the financial highlights, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. Our procedures included confirmation of securities at December 31, 2013 by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the financial statements include fair value measurements which have been estimated by the Board of Directors using significant unobservable inputs in the absence of observable inputs. As discussed in Note 2, at December 31, 2013, fair value measurements estimated using significant unobservable inputs are $86,095,174 (70.2% of the net assets).

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

/s/ PricewaterhouseCoopers LLP

New York, New York

March 14, 2014

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2013	December 31, 2012
ASSETS
Investments, in portfolio securities at value:
Unaffiliated privately held companies
(cost: $29,277,213 and $29,365,558, respectively)	$29,199,564	$24,949,756
Unaffiliated rights to milestone payments
(adjusted cost basis: $3,291,750 and $3,291,750, respectively)	3,489,433	3,400,734
Unaffiliated publicly traded securities
(cost: $2,451,410 and $5,070,447, respectively)	5,570,796	14,422,261
Non-controlled affiliated privately held companies
(cost: $71,843,448 and $57,789,263, respectively)	54,287,040	60,792,397
Non-controlled affiliated publicly traded companies
(cost: $0 and $2,000,000, respectively)	0	1,348,227
Controlled affiliated privately held companies
(cost: $9,065,972 and $14,233,804, respectively)	1,352,626	3,088,816
Total, investments in private portfolio companies, rights to milestone payments and public securities at value
(cost: $115,929,793 and $111,750,822, respectively)	$93,899,459	$108,002,191
Investments, in U.S. Treasury securities at value
(cost: $18,999,765 and $13,996,136, respectively)	18,999,810	13,998,880
Cash	8,538,548	8,379,111
Receivable from sales of investments (Note 2)	448,886	0
Restricted funds (Note 2)	0	10,015
Funds held in escrow from sales of investments at value (Note 2)	1,786,390	1,052,345
Receivable from portfolio company	54,160	23,830
Interest receivable	22,804	49,068
Prepaid expenses	991,409	97,410
Other assets	322,480	377,400
Total assets	$125,063,946	$131,990,250

LIABILITIES & NET ASSETS

Post retirement plan liabilities (Note 9)	$1,120,262	$2,203,847
Accounts payable and accrued liabilities	785,608	934,802
Deferred rent	353,001	368,977
Written call options payable (premiums received:
$112,382 and $50,000, respectively) (Note 6)	103,500	42,500
Interest on debt and other payables	0	3,350
Total liabilities	2,362,371	3,553,476

Net assets	$122,701,575	$128,436,774

Net assets are comprised of:
Preferred stock, $0.10 par value,
2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares authorized at
12/31/13 and 12/31/12; 33,026,178 issued at 12/31/13
and 32,945,621 issued at 12/31/12	330,262	329,456
Additional paid in capital (Note 7)	214,320,241	213,194,474
Accumulated net operating and realized loss	(67,449,176)	(77,943,238)
Accumulated unrealized depreciation of investments	(22,021,407)	(3,738,387)
Accumulated other comprehensive income (Note 9)	927,186	0
Treasury stock, at cost (1,828,740 shares at 12/31/13 and 12/31/12)	(3,405,531)	(3,405,531)

Net assets	$122,701,575	$128,436,774

Shares outstanding	31,197,438	31,116,881

Net asset value per outstanding share	$3.93	$4.13

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Investment income:
Interest from:
Unaffiliated companies	$245,377	$252,138	$252,326
Non-controlled affiliated companies	(17,877)	91,500	134,358
Controlled affiliated companies	101,723	169,554	176,629
Cash and U.S. Treasury securities and other	15,436	45,175	38,167
Miscellaneous income	126,243	163,860	101,285
Total investment income	470,902	722,227	702,765

Expenses:
Salaries, benefits and stock-based compensation (Note 7)	5,352,672	6,582,714	5,972,187
Administration and operations	1,032,494	1,079,653	1,045,739
Professional fees	1,255,796	1,001,772	1,156,134
Rent (Note 11)	376,360	408,659	376,487
Directors' fees and expenses	245,801	296,708	340,148
Interest and other debt expense	116,421	48,126	36,944
Custody fees	58,458	49,349	62,338
Depreciation	55,106	58,589	51,153
Total expenses	8,493,108	9,525,570	9,041,130

Net operating loss	(8,022,206)	(8,803,343)	(8,338,365)

Net realized gain (loss):
Realized gain (loss) from investments:
Unaffiliated companies	105,313	546,055	4,967,511
Non-controlled affiliated companies	6,388,601	475,844	(2,510,802)
Publicly traded companies	12,123,019	(205,919)	0
Written call options	(282)	1,605,907	0
Purchased put options	(72,209)	0	0
U.S. Treasury securities/other	(180)	(218)	(82)
Realized gain from investments	18,544,262	2,421,669	2,456,627

Income tax expense (Note 10)	27,994	15,236	6,922
Net realized gain from investments	18,516,268	2,406,433	2,449,705

Net (decrease) increase in unrealized
appreciation on investments:
Change on investments	(18,284,402)	(13,477,490)	2,227,297
Change on written call options	1,382	(112,500)	120,000
Net (decrease) increase in unrealized
appreciation on investments	(18,283,020)	(13,589,990)	2,347,297

Net realized and unrealized gain (loss) on investments	$233,248	$(11,183,557)	$4,797,002

Net decrease in net assets resulting from operations:

Total	$(7,788,958)	$(19,986,900)	$(3,541,363)

Per average basic and diluted outstanding share	$(0.25)	$(0.65)	$(0.12)

Average outstanding shares	31,138,716	31,000,919	30,980,221

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended	Year Ended	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011

Net decrease resulting from operations	$(7,788,958)	$(19,986,900)	$(3,541,363)

Other comprehensive income:

Prior service cost (Note 9)	1,101,338	0	0
Amortization of prior service cost	(174,152)	0	0

Other comprehensive income	927,186	0	0

Comprehensive loss	$(6,861,772)	$(19,986,900)	$(3,541,363)

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011

Cash flows (used in) provided by operating activities:
Net decrease in net assets resulting from operations	$(7,788,958)	$(19,986,900)	$(3,541,363)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized and unrealized (gain) loss on investments	(261,242)	11,168,321	(4,803,924)
Depreciation of fixed assets, amortization of premium or discount on U.S. government securities and prepaid assets and accretion of bridge note interest	35,600	(161,781)	(327,378)
Stock-based compensation expense	1,249,756	2,928,943	1,894,800
Purchase of U.S. government securities	(144,596,150)	(36,492,162)	(100,032,726)
Sale of U.S. government securities	139,590,790	22,498,512	138,281,060
Purchase of affiliated portfolio companies	(17,257,408)	(14,102,326)	(14,766,443)
Purchase of unaffiliated portfolio companies	(818,880)	(2,409,615)	(4,270,960)
Payments received on debt investments	860,641	623,428	1,591,554
Proceeds from sale of investments and conversion of bridge notes	30,365,294	8,201,603	14,547,826
Proceeds from call option premiums	1,040,127	3,082,636	315,000
Payments for put and call option purchases	(410,363)	(1,442,079)	0

Changes in assets and liabilities:
Receivable from sales of investments	(448,886)	0	0
Restricted funds	10,015	1,502,016	(1,509,280)
Receivable from portfolio company	(30,330)	13,501	(27,331)
Interest receivable	26,264	(34,433)	16,303
Prepaid expenses	(193,999)	301,448	(19,153)
Other receivables	0	0	4,446
Other assets	12,937	6,636	244,035
Post retirement plan liabilities	(156,399)	215,489	154,052
Accounts payable and accrued liabilities	(216,910)	355,244	320,716
Deferred rent	(15,976)	(10,003)	40,222

Net cash provided by (used in) operating activities	995,923	(23,741,522)	28,111,456

Cash flows from investing activities:
Purchase of fixed assets	(13,303)	(15,922)	(18,039)
Net cash used in investing activities	(13,303)	(15,922)	(18,039)

Cash flows from financing activities:
Proceeds from stock option exercises (Note 7)	0	0	491,058
Proceeds from drawdown of credit facility (Note 4)	0	0	1,500,000
Payment of loan facility closing fees	(700,000)	0	0
Payment of credit facility (Note 4)	0	(1,500,000)	0
Acquisition of vested restricted stock for payment of withholdings	(123,183)	(204,839)	0

Net cash (used in) provided by financing activities	(823,183)	(1,704,839)	1,991,058

Net increase (decrease) in cash:
Cash at beginning of the year	8,379,111	33,841,394	3,756,919
Cash at end of the year	8,538,548	8,379,111	33,841,394

Net increase (decrease) in cash	$159,437	$(25,462,283)	$30,084,475

Supplemental disclosures of cash flow information:
Income taxes paid	$24,177	$8,075	$2,476
Interest paid	$0	$27,112	$26,608

Supplemental schedule of non-cash activities:
Impact of plan amendment on post-retirement plan liabilities	$927,186	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended	Year Ended	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011

Changes in net assets from operations:

Net operating loss	$(8,022,206)	$(8,803,343)	$(8,338,365)
Net realized gain on investments	18,516,268	2,406,433	2,449,705
Net (decrease) increase in unrealized appreciation on investments	(18,284,402)	(13,477,490)	2,227,297
Net increase (decrease) in unrealized appreciation on written call options	1,382	(112,500)	120,000

Net decrease in net assets resulting from operations	(7,788,958)	(19,986,900)	(3,541,363)

Changes in net assets from capital stock transactions:

Issuance of common stock upon the exercise of stock options	0	0	1,224
Acquisition of vested restricted stock awards to pay required employee withholding tax	(123,183)	(203,676)	0
Additional paid in capital on common stock issued net of offering expenses	0	0	489,834
Stock-based compensation expense	1,249,756	2,928,943	1,894,800

Net increase in net assets resulting from capital stock transactions	1,126,573	2,725,267	2,385,858

Changes in net assets from accumulated other comprehensive income:

Other comprehensive income	927,186	0	0

Net increase in net assets resulting from accumulated other comprehensive income	927,186	0	0

Net decrease in net assets	(5,735,199)	(17,261,633)	(1,155,505)

Net Assets:

Beginning of the year	128,436,774	145,698,407	146,853,912

End of the year	$122,701,575	$128,436,774	$145,698,407

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 31.2% of net assets at value

Private Placement Portfolio (Illiquid) (4) – 23.8% of net assets at value

Bridgelux, Inc. (5)(8)(10)		Energy
Manufacturing high-power light emitting diodes (LEDs) and arrays
Series B Convertible Preferred Stock	(M)		$1,000,000	1,861,504	$318,898
Series C Convertible Preferred Stock	(M)		1,352,196	2,130,699	365,014
Series D Convertible Preferred Stock	(M)		1,371,622	999,999	1,070,897
Series E Convertible Preferred Stock	(M)		672,599	440,334	704,760
Series E-1 Convertible Preferred Stock	(M)		386,073	399,579	468,606
Warrants for Series C Convertible Preferred Stock expiring 12/31/14	( I )		168,270	163,900	2,762
Warrants for Series D Convertible Preferred Stock expiring 8/26/14	( I )		88,531	124,999	40,686
Warrants for Series D Convertible Preferred Stock expiring 3/10/15	( I )		40,012	41,666	19,466
Warrants for Series E Convertible Preferred Stock expiring 12/31/17	( I )		93,969	170,823	190,679
Warrants for Common Stock expiring 6/1/16	( I )		72,668	132,100	1,656
Warrants for Common Stock expiring 8/9/18	( I )		148,409	171,183	13,538
Warrants for Common Stock expiring 10/21/18	( I )		18,816	84,846	3,680
			5,413,165		3,200,642

Cambrios Technologies Corporation (5)(8)(10)		Electronics
Developing nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock	(M)		1,294,025	1,294,025	1,165,383
Series C Convertible Preferred Stock	(M)		1,300,000	1,300,000	1,170,764
Series D Convertible Preferred Stock	(M)		515,756	515,756	773,634
Series D-2 Convertible Preferred Stock	(M)		92,400	92,400	92,400
Series D-4 Convertible Preferred Stock	(M)		216,168	216,168	216,168
			3,418,349		3,418,349

Cobalt Technologies, Inc. (5)(8)(9)(11)		Energy
Developing processes for making bio- butanol through biomass fermentation
Series C-1 Convertible Preferred Stock	(M)		749,998	352,112	704,400
Series D-1 Convertible Preferred Stock	(M)		122,070	48,828	106,152
Series E-1 Convertible Preferred Stock	(M)		114,938	46,089	84,634
Warrants for Series E-1 Pref. Stock expiring on 10/9/22	( I )		2,781	1,407	2,163
Warrants for Series E-1 Pref. Stock expiring on 3/11/23	( I )		5,355	2,707	4,209
			995,142		901,558

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 31.2% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) – 23.8% of net assets at value (Cont.)

Ensemble Therapeutics Corporation (5)(8)(9)(12)		Life Sciences
Developing DNA-Programmed ChemistryTM for the discovery of new classes of therapeutics
Series B Convertible Preferred Stock	(H)		$2,000,000	1,449,275	$1,419,855
Secured Convertible Bridge Note, 8%, acquired 9/11/08	(H)		356,567	$250,211	1,321,657
Secured Convertible Bridge Note, 8%, acquired 12/10/09	(H)		64,767	$48,868	253,257
Secured Convertible Bridge Note, 8%, acquired 1/25/12	(H)		126,386	$109,400	548,354
Secured Convertible Bridge Note, 8%, acquired 3/28/13	(H)		78,121	$73,598	361,996
Secured Convertible Bridge Note, 8%, acquired 6/24/13	(H)		26,845	$25,759	126,201
Secured Convertible Bridge Note, 8%, acquired 7/8/13	(H)		14,530	$13,983	68,467
			2,667,216		4,099,787

GEO Semiconductor Inc. (5)		Electronics
Developing programmable, high-performance video and geometry processing solutions
Participation Agreement with Montage
Capital relating to the following assets:
Warrants for Series A Pref. Stock expiring on 9/17/17	( I )		66,684	100,000	82,270
Warrants for Series A-1 Pref. Stock expiring on 6/30/18	( I )		23,566	34,500	32,132
Loan and Security Agreement with GEO Semiconductor relating to the following assets:
Warrants for Series A Pref. Stock expiring on 3/1/18	( I )		7,512	10,000	8,007
Warrants for Series A-1 Pref. Stock expiring on 6/29/18	( I )		7,546	10,000	8,478
			105,308		130,887

Mersana Therapeutics, Inc. (5)(8)(9)(10)(13)		Life Sciences
Developing antibody drug conjugates for cancer therapy
Series A-1 Convertible Preferred Stock	(M)		443,038	411,630	443,038
Common Stock	(M)		3,875,395	350,539	108,667
			4,318,433		551,705

Molecular Imprints, Inc. (5)(8)(10)(14)(15)		Electronics
Manufacturing nanoimprint lithography capital equipment
Series B Convertible Preferred Stock	( I )		2,000,000	1,333,333	1,876,501
Series C Convertible Preferred Stock	( I )		2,406,595	1,285,071	2,359,061
Non-Convertible Bridge Note	( I )		0	$0	4,043,381
			4,406,595		8,278,943

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 31.2% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) – 23.8% of net assets at value (Cont.)

Nanosys, Inc. (5)(8)		Energy
Developing inorganic nanowires and quantum dots for use in LED-backlit devices
Series C Convertible Preferred Stock	(M)		$1,500,000	803,428	$1,098,762
Series D Convertible Preferred Stock	(M)		3,000,003	1,016,950	2,196,781
Series E Convertible Preferred Stock	(M)		496,573	433,688	705,827
Unsecured Convertible Bridge Note, 4%, acquired 7/16/12	(M)		46,385	$43,821	127,016
			5,042,961		4,128,386

Nano Terra, Inc. (5)(9)		Energy
Developing surface chemistry and nano- manufacturing solutions
Senior secured debt, 12.0%, maturing on 12/1/15	( I )		663,322	$698,725	680,000
Warrants for Series A-2 Pref. Stock expiring on 2/22/21	( I )		69,168	446,248	21,858
Warrants for Series C Pref. Stock expiring on 11/15/22	( I )		35,403	241,662	90,476
			767,893		792,334

Nantero, Inc. (5)(8)(9)(10)		Electronics
Developing a high-density, nonvolatile, random access memory chip, enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		489,999	345,070	1,349,224
Series B Convertible Preferred Stock	(M)		323,000	207,051	809,569
Series C Convertible Preferred Stock	(M)		571,329	188,315	736,312
Series D Convertible Preferred Stock	(M)		139,075	35,569	139,075
			1,523,403		3,034,180

OHSO Clean, Inc. (5)(16)		Life Sciences
Developing natural, hypoallergenic household cleaning products enabled by nanotechnology- enabled formulations of thyme oil
Participation Agreement with Montage Capital relating to the following assets:
Senior secured debt, 13.00%, maturing on 3/31/15	( I )		527,006	$624,640	592,100
Warrants for Series C Pref. Stock expiring on 3/30/22	( I )		91,742	1,109,333	70,693
			618,748		662,793

Total Unaffiliated Private Placement Portfolio (cost: $29,277,213)					$29,199,564

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Rights to Milestone Payments (Illiquid) (6) – 2.9% of net assets at value

Amgen, Inc. (8)(10)		Life Sciences
Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	( I )		$3,291,750	$3,291,750	$3,489,433

Laird Technologies, Inc. (8)(10)		Energy
Rights to Milestone Payments from Merger & Acquisition of Nextreme Thermal Solutions, Inc.	( I )		0	0	0

Total Unaffiliated Rights to Milestone Payments (cost: $3,291,750)					$3,489,433

Publicly Traded Portfolio (7) – 4.5% of net assets at value

Solazyme, Inc. (5)(10)(17)		Energy
Developing algal biodiesel, industrial chemicals and specialty ingredients using synthetic biology
Common Stock	(M)		$396,564	167,834	$1,827,712

Champions Oncology, Inc. (5)(10)		Life Sciences
Developing its TumorGraftTM platform for personalized medicine and drug development Common Stock	(M)		2,054,446	3,099,651	3,719,582
Warrants for Common Stock expiring 1/29/18	( I )		400	40,000	23,502
			2,054,846		3,743,084

Total Unaffiliated Publicly Traded Portfolio (cost: $2,451,410)					$5,570,796

Total Investments in Unaffiliated Companies (cost: $35,020,373)					$38,259,793

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 44.2% of net assets at value

Private Placement Portfolio (Illiquid) (18) – 44.2% of net assets at value

ABSMaterials, Inc. (5)(8)(9)		Energy
Developing nano-structured absorbent materials for environmental remediation
Series A Convertible Preferred Stock	(M)		$435,000	390,000	$471,900
Series B Convertible Preferred Stock	(M)		717,644	624,528	755,679
			1,152,644		1,227,579

Adesto Technologies Corporation (5)(8)(19)		Electronics
Developing low-power, high-performance memory devices
Series A Convertible Preferred Stock	(M)		2,200,000	6,547,619	1,388,276
Series B Convertible Preferred Stock	(M)		2,200,000	5,952,381	1,262,070
Series C Convertible Preferred Stock	(M)		1,485,531	2,122,187	449,963
Series D Convertible Preferred Stock	(M)		1,393,147	1,466,470	1,070,067
Series D-1 Convertible Preferred Stock	(M)		703,740	987,706	561,291
Series E Convertible Preferred Stock	(M)		2,499,999	3,508,771	9,969,781
			10,482,417		14,701,448

AgBiome, LLC (formerly AgInnovation, LLC) (5)(8)(9)(10)(20)		Life Sciences
Providing early stage research and discovery for agriculture and utilizing the crop microbiome to identify products that reduce risk and improve yield
Series A-1 Convertible Preferred Stock	(M)		2,000,000	2,000,000	2,456,834
Series A-2 Convertible Preferred Stock	(M)		521,740	417,392	564,906
			2,521,740		3,021,740

Contour Energy Systems, Inc. (5)(8)(9)(10)(21)		Energy
Developing batteries using nano-structured materials
Series A Convertible Preferred Stock	(M)		2,009,995	2,565,798	0
Series B Convertible Preferred Stock	(M)		1,300,000	812,500	0
Series C Convertible Preferred Stock	(M)		1,200,000	1,148,325	90,844
			4,509,995		90,844

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 44.2% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (18) – 44.2% of net assets at value (Cont.)

D-Wave Systems, Inc. (8)(9)(10)(22)		Electronics
Developing high-performance quantum computing systems
Series 1 Class B Convertible Preferred Stock	(M)		$1,002,074	1,144,869	$1,399,831
Series 1 Class C Convertible Preferred Stock	(M)		487,804	450,450	550,765
Series 1 Class D Convertible Preferred Stock	(M)		748,473	855,131	1,045,569
Series 1 Class E Convertible Preferred Stock	(M)		248,049	269,280	329,249
Series 1 Class F Convertible Preferred Stock	(M)		238,323	258,721	316,338
Series 2 Class D Convertible Preferred Stock	(M)		736,019	678,264	829,313
Series 2 Class E Convertible Preferred Stock	(M)		659,493	513,900	628,345
Series 2 Class F Convertible Preferred Stock	(M)		633,631	493,747	603,704
Warrants for Common Stock expiring 6/30/15	( I )		98,644	153,890	37,617
			4,852,510		5,740,731

EchoPixel, Inc. (5)(8)(9)(10)(23)		Life Sciences
Developing algorithms and software to improve visualization of data for life science and healthcare applications
Series Seed Convertible Preferred Stock	(M)		750,000	2,516,778	750,000

Enumeral Biomedical Corp. (5)(8)(9)(10)		Life Sciences
Developing therapeutics and diagnostics through functional assaying of single cells
Series A Convertible Preferred Stock	(M)		1,026,832	957,038	690,538
Series A-1 Convertible Preferred Stock	(M)		750,000	576,923	425,939
Series A-2 Convertible Preferred Stock	(M)		1,050,001	724,138	566,027
			2,826,833		1,682,504

HzO, Inc. (5)(8)(9)		Electronics
Developing novel industrial coatings that protect electronics against damage from liquids
Series A Convertible Preferred Stock	(M)		666,667	4,057,294	1,130,362
Series B Convertible Preferred Stock	(M)		5,502,838	21,879,365	6,095,592
			6,169,505		7,225,954

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 44.2% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (18) – 44.2% of net assets at value (Cont.)

Kovio, Inc. (5)(8)(9)(24)		Electronics
Developing semiconductor products using printed electronics and thin-film technologies
Series A' Convertible Preferred Stock	(M)		$5,242,993	2,160,000	$0
Series B' Convertible Preferred Stock	(M)		2,006,540	3,015,493	0
Secured Subordinated Convertible Bridge Note, 7%, acquired 6/7/13	(M)		50,000	$50,000	0
			7,299,533		0

Laser Light Engines, Inc. (5)(8)(9)		Energy
Manufacturing solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	( I )		2,000,000	7,499,062	0
Series B Convertible Preferred Stock	( I )		3,095,802	13,571,848	0
Secured Convertible Bridge Note, 12%, acquired 10/7/11	( I )		200,000	$200,000	0
Secured Convertible Bridge Note, 12%, acquired 11/17/11	( I )		95,652	$95,652	0
Secured Convertible Bridge Note, 12%, acquired 12/21/11	( I )		82,609	$82,609	0
Secured Convertible Bridge Note, 12%, acquired 3/5/12	( I )		434,784	$434,784	0
Secured Convertible Bridge Note, 12%, acquired 7/26/12	( I )		186,955	$186,955	0
Secured Convertible Bridge Note, 20%, acquired 4/29/13	( I )		166,667	$166,667	0
Secured Convertible Bridge Note, 20%, acquired 7/22/13	( I )		166,667	$166,667	0
Secured Convertible Bridge Note, 10%, acquired 10/30/13	( I )		82,061	$80,669	164,122
			6,511,197		164,122

Metabolon, Inc. (5)(8)(10)		Life Sciences
Developing service and diagnostic products through the use of a metabolomics, or biochemical, profiling platform
Series B Convertible Preferred Stock	(M)		2,500,000	371,739	2,997,991
Series B-1 Convertible Preferred Stock	(M)		706,214	148,696	1,199,196
Series C Convertible Preferred Stock	(M)		1,000,000	1,000,000	2,756,500
Series D Convertible Preferred Stock	(M)		1,499,999	835,882	2,304,109
Series E Convertible Preferred Stock	(M)		1,225,000	444,404	1,225,000
Warrants for Series B-1 Convertible Preferred Stock expiring 3/25/15	( I )		293,786	74,348	216,408
			7,224,999		10,699,204

OpGen, Inc. (8)		Life Sciences
Developing tools for genomic sequence assembly and analysis
Series A Convertible Preferred Stock	(M)		245,000	245,000	245,000
Common Stock	(M)		3,260,000	29,883	0
			3,505,000		245,000

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 44.2% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (18) – 44.2% of net assets at value (Cont.)

Produced Water Absorbents, Inc. (5)(8)(9)		Energy
Developing nano-structured absorbent materials for environmental remediation of contaminated water in the oil and gas industries
Series A Convertible Preferred Stock	(M)		$1,000,000	1,000,000	$125,000
Series B Convertible Preferred Stock	(M)		1,626,641	6,506,564	1,751,641
Secured Convertible Bridge Note, 8%, acquired 11/14/13	(M)		832,789	$824,119	832,789
			3,459,430		2,709,430

Senova Systems, Inc. (5)(8)(9)		Life Sciences
Developing next-generation sensors to measure pH
Series B Convertible Preferred Stock	(M)		1,218,462	1,350,000	540,000
Series B-1 Convertible Preferred Stock	(M)		583,960	1,509,902	603,960
Warrants for Series B Preferred Stock expiring 10/15/17	( I )		131,538	164,423	65,753
Warrants for Series B Preferred Stock expiring 4/24/18	( I )		20,000	25,000	9,997
			1,953,960		1,219,710

SiOnyx, Inc. (5)(8)(9)		Electronics
Developing silicon-based optoelectronic products enabled by its proprietary Black Silicon
Series A Convertible Preferred Stock	(M)		750,000	233,499	43,781
Series A-1 Convertible Preferred Stock	(M)		890,000	2,966,667	556,250
Series A-2 Convertible Preferred Stock	(M)		2,445,000	4,207,537	788,913
Series B-1 Convertible Preferred Stock	(M)		1,169,561	1,892,836	451,903
Series C Convertible Preferred Stock	(M)		1,171,316	1,674,030	970,526
Secured Convertible Bridge Note, 8%, acquired 7/22/13	(M)		433,209	$418,066	859,729
Secured Convertible Bridge Note, 8%, acquired 10/2/13	(M)		426,520	$418,066	859,729
Warrants for Series B-1 Convertible Preferred Stock expiring 2/23/17	( I )		130,439	247,350	18,165
Warrants for Common Stock expiring 3/28/17	( I )		84,207	418,507	21,387
			7,500,252		4,570,383

Ultora, Inc. (5)(8)(9)		Energy
Developing energy-storage devices enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		886,830	17,736	1,788
Series B Convertible Preferred Stock	(M)		236,603	2,347,254	236,603
			1,123,433		238,391

Total Non-Controlled Private Placement Portfolio (cost: $71,843,448)					$54,287,040

Total Investments in Non-Controlled Affiliated Companies (cost: $71,843,448)					$54,287,040

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Controlled Affiliated Companies (3) – 1.1% of net assets at value

Private Placement Portfolio (Illiquid) (25) – 1.1% of net assets at value

SynGlyco, Inc. (5)(8)(9)(26)		Life Sciences
Developing synthetic carbohydrates for pharmaceutical applications
Common Stock	( I )		$2,729,817	57,463	$0
Series A' Convertible Preferred Stock	( I )		4,855,627	4,855,627	0
Senior Secured Debt, 12.00%, maturing on 12/11/14	( I )		436,637	$500,000	831,828
Secured Convertible Bridge Note, 8%, acquired 1/23/13	( I )		376,312	$350,000	91,389
Secured Convertible Bridge Note, 8%, acquired 4/25/13	( I )		316,504	$300,000	78,334
			8,714,897		1,001,551

ProMuc, Inc. (5)(8)(9)(22)		Life Sciences
Developing synthetic mucins for the nutritional, food and healthcare markets
Common Stock	(M)		1	1,000	1
Secured Convertible Bridge Note, 8%, acquired 12/18/13	(M)		351,074	$350,000	351,074
			351,075		351,075

Total Controlled Private Placement Portfolio (cost: $9,065,972)					$1,352,626

Total Investments in Controlled Affiliated Companies (cost: $9,065,972)					$1,352,626

Total Private Placement and Publicly Traded Portfolio (cost: $115,929,793)					$93,899,459

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013

	Method of		Shares/
	Valuation (1)	Cost	Principal	Value

U.S. Government Securities (27) – 15.5% of net assets at value

U.S. Treasury Bill — due date 01/23/14	(M)	$18,999,765	$19,000,000	$18,999,810

Total Investments in U.S. Government Securities (cost: $18,999,765)				$18,999,810

Total Investments (cost: $134,929,558)				$112,899,269

	Method of	Number of
	Valuation (1)	Contracts	Value

Written Call Options (22) – (0.1)% of net assets at value

Solazyme, Inc. — Strike Price $12.50, March 22, 2014	(M)	1,500	103,500

Total Written Call Options (Premiums Received $112,382)			$(103,500)

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013

Notes to Consolidated Schedule of Investments

(1)	See "Footnote to Consolidated Schedule of Investments" on page 127 for a description of the "Valuation Procedures."

(2)	We classify "Energy" companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials. We classify "Electronics" companies as those that address problems in electronics-related industries, including semiconductors. We classify "Life Sciences" companies as those that address problems in life sciences-related industries, including biotechnology, agriculture, advanced materials and chemicals, healthcare, bioprocessing, water, industrial biotechnology, food, nutrition and energy.

(3)	Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own five percent or more, but less than 25 percent, of the voting shares of the portfolio company, or where we hold one or more seats on the portfolio company’s Board of Directors but do not control the company. Investments in controlled affiliated companies consist of investments in which we own 25 percent or more of the voting shares of the portfolio company or otherwise control the company.

(4)	The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $29,277,213. The gross unrealized appreciation based on the tax cost for these securities is $6,909,761. The gross unrealized depreciation based on the tax cost for these securities is $6,987,410.

(5)	All or a portion of the investments or instruments are pledged as collateral under our loan facility.

(6)	The aggregate cost for federal income tax purposes of investments in unaffiliated rights to milestone payments is $3,291,750. The gross unrealized appreciation based on the tax cost for these securities is $197,683. The gross unrealized depreciation based on the tax cost for these securities is $0.

(7)	The aggregate cost for federal income tax purposes of investments in unaffiliated publicly traded companies is $2,451,410. The gross unrealized appreciation based on the tax cost for these securities is $3,119,386. The gross unrealized depreciation based on the tax cost for these securities is $0.

(8)	We are subject to legal restrictions on the sale of our investment(s) in this company.

(9)	These investments are development-stage companies. A development-stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations, or it has commenced such operations but has not realized significant revenue from them.

(10)	Represents a non-income producing security. Investments that have not paid dividends or interest within the last 12 months are considered to be non-income producing.

(11)	Cobalt Technologies, Inc., also does business as Cobalt Biofuels.

(12)	With our investments in convertible bridge notes issued by Ensemble Therapeutics Corporation, we received warrants to purchase a number of shares of the class of stock sold in the next financing of Ensemble Therapeutics Corporation equal to $260,989 divided by the price per share of the class of stock sold in the next financing of Ensemble Therapeutics Corporation. The ability to exercise these warrants is, therefore, contingent on Ensemble Therapeutics Corporation completing successfully a subsequent round of financing. These warrants shall expire and no longer be exercisable on dates ranging from September 10, 2015, through July 8, 2020. The cost basis of these warrants is $157.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013

(13)	With our investment in the Mersana Therapeutics, Inc., Series A-1 financing, we received a warrant to purchase 277,760 shares of Series A-2 Convertible Preferred Stock. The ability to exercise the warrant is contingent upon Mersana's achievement of certain milestones. Mersana has not achieved those milestones as of December 31, 2013, and, therefore, this warrant is a contingent asset as of that date. The warrant will expire on July 27, 2022.

(14)	As part of a loan the Company made to Molecular Imprints in the second quarter of 2011, we received a liquidation preference payable upon a sale of the company equal to three times the principal of the loan, or $4,044,450. This preference is senior to the preferences of the outstanding preferred stock. While the loan has since been repaid, this liquidation preference remains outstanding as of December 31, 2013.

(15)	On February 13, 2014, Molecular Imprints, Inc., announced that it had signed an agreement to sell its semiconductor lithography equipment business to Canon, Inc. See "Note 13. Subsequent Events."

(16)	OHSO Clean, Inc. also does business as CleanWell Company.

(17)	A portion of this security is held in connection with written call option contracts: 150,000 shares, having a fair value of $1,633,500, have been pledged to brokers.

(18)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated privately held companies is $71,843,448. The gross unrealized appreciation based on the tax cost for these securities is $10,212,841. The gross unrealized depreciation based on the tax cost for these securities is $27,769,249.

(19)	Adesto Technologies Corporation's Series E shares have certain rights and preferences in a sale or IPO that are not ascribed to the other classes of stock.

(20)	On January 29, 2013, AgInnovation, LLC, changed its name to AgBiome, LLC.

(21)	On February 27, 2014, the board of directors of Contour Energy Systems, Inc., adopted a plan of complete liquidation and dissolution. See "Note 13. Subsequent Events."

(22)	D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave Systems, Inc., through Parallel Universes, Inc., a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. See "Note 2. Summary of Significant Accounting Policies."

(23)	Initial investment was made in 2013.

(24)	On January 21, 2014, substantially all of Kovio's assets were sold to Thin Film Electronics ASA. See "Note 13. Subsequent Events."

(25)	The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $9,065,972. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $7,713,346.

(26)	On October 31, 2013, Ancora sold a substantial portion of its assets, including the use of its corporate name, to CordenPharma International US, Inc. ("Corden"). The remaining assets formed a new company, SynGlyco, Inc., of which we continue to own shares. SynGlyco may receive future royalty payments based upon certain sales targets and other terms of the Corden acquisition.

(27)	The aggregate cost for federal income tax purposes of our U.S. government securities is $18,999,765. The gross unrealized appreciation on the tax cost for these securities is $45. The gross unrealized depreciation on the tax cost of these securities is $0.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 33.3% of net assets at value

Private Placement Portfolio (Illiquid) (4) – 19.4% of net assets at value

Bridgelux, Inc. (7)(8)		Energy
Manufacturing high-power light emitting diodes (LEDs) and arrays
Series B Convertible Preferred Stock	(M)		$1,000,000	1,861,504	$426,744
Series C Convertible Preferred Stock	(M)		1,352,196	2,130,699	488,456
Series D Convertible Preferred Stock	(M)		1,371,622	999,999	356,865
Series E Convertible Preferred Stock	(M)		672,599	440,334	520,495
Series E-1 Convertible Preferred Stock	(M)		534,482	399,579	368,251
Warrants for Series C Convertible Preferred Stock expiring 12/31/14	( I )		168,270	163,900	11,210
Warrants for Series D Convertible Preferred Stock expiring 8/26/14	( I )		88,531	124,999	8,295
Warrants for Series D Convertible Preferred Stock expiring 3/10/15	( I )		40,012	41,666	3,976
Warrants for Series E Convertible Preferred Stock expiring 12/31/17	( I )		93,969	170,823	144,181
Warrants for Common Stock expiring 6/1/16	( I )		72,668	132,100	3,308
Warrants for Common Stock expiring 10/21/18	( I )		18,816	84,846	3,800
			5,413,165		2,335,581

Cambrios Technologies Corporation (7)(9)(10)		Electronics
Developing nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock	(M)		1,294,025	1,294,025	700,454
Series C Convertible Preferred Stock	(M)		1,300,000	1,300,000	703,688
Series D Convertible Preferred Stock	(M)		515,756	515,756	870,338
Series D-2 Convertible Preferred Stock	(M)		92,400	92,400	86,625
Series D-4 Convertible Preferred Stock	(M)		216,168	216,168	202,658
			3,418,349		2,563,763

Cobalt Technologies, Inc. (7)(9)(11)		Energy
Developing processes for making bio- butanol through biomass fermentation
Series C-1 Convertible Preferred Stock	(M)		749,998	352,112	933,802
Series D-1 Convertible Preferred Stock	(M)		122,070	48,828	140,664
Series E-1 Convertible Preferred Stock	(M)		42,328	16,890	41,143
Secured Convertible Bridge Note, 10%, acquired 5/25/12	(M)		47,828	$45,097	47,828
Warrants for Series E-1 Pref. Stock expiring on 10/9/22	( I )		2,781	1,407	3,116
			965,005		1,166,553

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 33.3% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) – 19.4% of net assets at value (Cont.)

Ensemble Therapeutics Corporation (7)(9)(12)		Life Sciences
Developing DNA-Programmed ChemistryTM for the discovery of new classes of therapeutics
Series B Convertible Preferred Stock	(M)		$2,000,000	1,449,275	$0
Secured Convertible Bridge Note, 8%, acquired 9/11/08	(M)		336,550	$250,211	1,563,344
Secured Convertible Bridge Note, 8%, acquired 12/10/09	(M)		60,858	$48,868	300,461
Secured Convertible Bridge Note, 8%, acquired 1/25/12	(M)		117,634	$109,400	654,027
			2,515,042		2,517,832

GEO Semiconductor Inc. (13)		Electronics
Developing programmable, high-performance video and geometry processing solutions
Participation Agreement with Montage Capital relating to the following assets:
Senior secured debt, 13.75%, maturing on 1/15/13	( I )		285,125	$375,801	347,830
Warrants for Series A Pref. Stock expiring on 9/17/17	( I )		66,684	100,000	79,796
Warrants for Series A-1 Pref. Stock expiring on 6/30/18	( I )		23,566	34,500	28,013
Loan and Security Agreement with GEO Semiconductor relating to the following assets:
Subordinated secured debt, 15.75%, maturing on 1/15/13	( I )		109,574	$125,000	120,410
Warrants for Series A Pref. Stock expiring on 3/1/18	( I )		7,512	10,000	7,511
Warrants for Series A-1 Pref. Stock expiring on 6/29/18	( I )		7,546	10,000	7,535
			500,007		591,095

Mersana Therapeutics, Inc. (7)(9)(14)		Life Sciences
Developing treatments for cancer based on novel drug delivery polymers
Series A-1 Convertible Preferred Stock	(M)		316,453	294,019	316,453
Common Stock	(M)		3,875,395	350,539	108,667
			4,191,848		425,120

Molecular Imprints, Inc. (7)(10)(15)		Electronics
Manufacturing nanoimprint lithography capital equipment
Series B Convertible Preferred Stock	(M)		2,000,000	1,333,333	1,789,108
Series C Convertible Preferred Stock	(M)		2,406,595	1,285,071	2,138,498
Non-Convertible Bridge Note	( I )		0	$0	3,033,338
			4,406,595		6,960,944

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 33.3% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) – 19.4% of net assets at value (Cont.)

Nanosys, Inc. (7)		Energy
Developing inorganic nanowires and quantum dots for use in LED-backlit devices
Series C Convertible Preferred Stock	(M)		$1,500,000	803,428	$186,032
Series D Convertible Preferred Stock	(M)		3,000,003	1,016,950	2,814,423
Series E Convertible Preferred Stock	(M)		496,573	433,688	698,783
Unsecured Convertible Bridge Note, 4%, acquired 7/16/12	(M)		44,633	$43,821	249,067
			5,041,209		3,948,305

Nano Terra, Inc. (9)		Energy
Developing surface chemistry and nano- manufacturing solutions
Senior secured debt, 12.0%, maturing on 12/1/15	( I )		614,597	$650,000	622,600
Warrants for Series A-2 Pref. Stock expiring on 2/22/21	( I )		69,168	446,248	66,003
Warrants for Series C Pref. Stock expiring on 11/15/22	( I )		35,403	241,662	35,271
			719,168		723,874

Nantero, Inc. (7)(9)(10)		Electronics
Developing a high-density, nonvolatile, random access memory chip, enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		489,999	345,070	1,349,224
Series B Convertible Preferred Stock	(M)		323,000	207,051	809,569
Series C Convertible Preferred Stock	(M)		571,329	188,315	736,312
Series D Convertible Preferred Stock	(M)		139,075	35,569	139,075
			1,523,403		3,034,180

OHSO Clean, Inc. (16)(17)		Life Sciences
Developing natural, hypoallergenic household cleaning products enabled by nanotechnology- enabled formulations of thyme oil
Participation Agreement with Montage Capital relating to the following assets:
Senior secured debt, 13.00%, maturing on 3/31/15	( I )		580,025	$683,200	615,750
Warrants for Series C Pref. Stock expiring on 3/30/22	( I )		91,742	1,109,333	66,759
			671,767		682,509

Total Unaffiliated Private Placement Portfolio (cost: $29,365,558)					$24,949,756

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Rights to Milestone Payments (Illiquid) (5) – 2.7% of net assets at value

Amgen, Inc. (7)(10)		Life Sciences
Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	( I )		$3,291,750	$3,291,750	$3,400,734

Total Unaffiliated Rights to Milestone Payments (cost: $3,291,750)					$3,400,734

Publicly Traded Portfolio (6) – 11.2% of net assets at value

NeoPhotonics Corporation (10)(18)		Electronics
Developing and manufacturing optical devices and components
Common Stock	(M)		$821,971	50,807	$291,632

Solazyme, Inc. (10)(19)		Energy
Developing algal biodiesel, industrial chemicals and specialty ingredients using synthetic biology
Common Stock	(M)		4,248,476	1,797,790	14,130,629

Total Unaffiliated Publicly Traded Portfolio (cost: $5,070,447)					$14,422,261

Total Investments in Unaffiliated Companies (cost: $37,727,755)					$42,772,751

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 48.4% of net assets at value

Private Placement Portfolio (Illiquid) (20) – 47.3% of net assets at value

ABSMaterials, Inc. (7)(9)		Energy
Developing nano-structured absorbent materials for environmental remediation
Series A Convertible Preferred Stock	(M)		$435,000	390,000	$97,871
Secured Convertible Bridge Note, 8%, acquired 10/1/12	(M)		204,033	$200,000	232,080
			639,033		329,951

Adesto Technologies Corporation (7)(9)(10)		Electronics
Developing low-power, high-performance memory devices
Series A Convertible Preferred Stock	(M)		2,200,000	6,547,619	4,474,625
Series B Convertible Preferred Stock	(M)		2,200,000	5,952,381	4,117,841
Series C Convertible Preferred Stock	(M)		1,485,531	2,122,187	1,643,416
Series D Convertible Preferred Stock	(M)		1,393,147	1,466,470	1,227,285
			7,278,678		11,463,167

AgBiome, LLC (formerly AgInnovation, LLC) (7)(9)(10)(16)(21)		Life Sciences
Providing early stage research and discovery for agriculture and utilizing the crop microbiome to identify products that reduce risk and improve yield
Series A-1 Convertible Preferred Stock	(M)		2,000,000	2,000,000	2,000,000

Contour Energy Systems, Inc. (7)(9)(10)		Energy
Developing batteries using nanostructured materials
Series A Convertible Preferred Stock	(M)		2,009,995	2,565,798	1,703,814
Series B Convertible Preferred Stock	(M)		1,300,000	812,500	1,008,380
Series C Convertible Preferred Stock	(M)		1,200,000	1,148,325	1,125,002
			4,509,995		3,837,196

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 48.4% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (20) – 47.3% of net assets at value (Cont.)

D-Wave Systems, Inc. (7)(9)(22)		Electronics
Developing high-performance quantum computing systems
Series 1 Class B Convertible Preferred Stock	(M)		$1,002,074	1,144,869	$1,493,024
Series 1 Class C Convertible Preferred Stock	(M)		487,804	450,450	587,432
Series 1 Class D Convertible Preferred Stock	(M)		748,473	855,131	1,115,176
Series 1 Class E Convertible Preferred Stock	(M)		248,049	269,280	351,168
Series 1 Class F Convertible Preferred Stock	(M)		238,323	258,721	337,398
Series 2 Class D Convertible Preferred Stock	(M)		736,019	678,264	884,524
Series 2 Class E Convertible Preferred Stock	(M)		409,032	317,746	414,372
Series 2 Class F Convertible Preferred Stock	(M)		392,993	305,286	398,124
Warrants for Common Stock expiring 6/30/15	( I )		98,644	153,890	40,103
			4,361,411		5,621,321

Enumeral Biomedical Corp. (7)(9)(10)		Life Sciences
Developing therapeutics and diagnostics through functional assaying of single cells
Series A Convertible Preferred Stock	(M)		1,026,832	957,038	1,325,507
Series A-1 Convertible Preferred Stock	(M)		750,000	576,923	750,000
			1,776,832		2,075,507

HzO, Inc. (7)(9)(10)		Electronics
Developing novel industrial coatings that protect electronics against damage from liquids
Series A Convertible Preferred Stock	(M)		666,667	4,057,294	760,227
Series B Convertible Preferred Stock	(M)		2,000,000	7,895,776	1,737,366
			2,666,667		2,497,593

Kovio, Inc. (7)(9)(10)		Electronics
Developing semiconductor products using printed electronics and thin-film technologies
Series A' Convertible Preferred Stock	(M)		5,242,993	2,160,000	359,321
Series B' Convertible Preferred Stock	(M)		2,006,540	3,015,493	1,362,591
			7,249,533		1,721,912

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 48.4% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (20) – 47.3% of net assets at value (Cont.)

Metabolon, Inc. (7)(10)		Life Sciences
Developing service and diagnostic products through the use of a metabolomics, or biochemical, profiling platform
Series B Convertible Preferred Stock	(M)		$2,500,000	371,739	$1,951,723
Series B-1 Convertible Preferred Stock	(M)		706,214	148,696	780,689
Series C Convertible Preferred Stock	(M)		1,000,000	1,000,000	1,794,510
Series D Convertible Preferred Stock	(M)		1,499,999	835,882	1,499,999
Warrants for Series B-1 Convertible Preferred Stock expiring 3/25/15	( I )		293,786	74,348	71,164
			5,999,999		6,098,085

Nextreme Thermal Solutions, Inc. (7)(9)(10)(23)		Energy
Developed thin-film thermoelectric devices for cooling and energy conversion
Common Stock	(M)		4,384,762	8,080,153	0

OpGen, Inc. (7)(10)(15)		Life Sciences
Developing tools for genomic sequence assembly and analysis
Series C Convertible Preferred Stock	(M)		3,260,000	23,623,188	3,260,000

Produced Water Absorbents, Inc. (7)(9)(10)		Energy
Developing nano-stuctured absorbent materials for environmental remediation of contaminated water in the oil and gas industries
Series A Convertible Preferred Stock	(M)		1,000,000	1,000,000	278,170

Senova Systems, Inc. (7)(9)(10)		Life Sciences
Developing next-generation sensors to measure pH
Series B Convertible Preferred Stock	(M)		1,218,462	1,350,000	810,000
Warrants for Series B Preferred Stock expiring 10/15/17	( I )		131,538	164,423	98,637
			1,350,000		908,637

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 48.4% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (20) – 47.3% of net assets at value (Cont.)

SiOnyx, Inc. (7)(9)(10)		Electronics
Developing silicon-based optoelectronic products enabled by its proprietary Black Silicon
Series A Convertible Preferred Stock	(M)		$750,000	233,499	$160,367
Series A-1 Convertible Preferred Stock	(M)		890,000	2,966,667	2,037,507
Series A-2 Convertible Preferred Stock	(M)		2,445,000	4,207,537	2,889,736
Series B-1 Convertible Preferred Stock	(M)		1,169,561	1,892,836	1,300,000
Series C Convertible Preferred Stock	(M)		1,171,316	1,674,030	1,255,523
Warrants for Series B-1 Convertible Preferred Stock expiring 2/23/17	( I )		130,439	247,350	50,113
Warrants for Common Stock expiring 3/28/17	( I )		84,207	418,507	32,098
			6,640,523		7,725,344

Ultora, Inc. (7)(9)		Energy
Developing energy-storage devices enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		671,830	671,830	671,830

Xradia, Inc. (7)(10)		Electronics
Designing, manufacturing and selling ultra- high resolution 3D x-ray microscopes and fluorescence imaging systems
Series D Convertible Preferred Stock	(M)		4,000,000	3,121,099	12,303,684

Total Non-Controlled Private Placement Portfolio (cost: $57,789,263)					$60,792,397

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 48.4% of net assets at value (Cont.)

Publicly Traded Portfolio (Illiquid) (24) – 1.1% of net assets at value

Champions Oncology, Inc. (10)		Life Sciences
Developing its TumorGraftTM platform for personalized medicine and drug development
Common Stock	(M)		$2,000,000	2,666,667	$1,348,227

Total Non-Controlled Affiliated Publicly Traded Portfolio (cost: $2,000,000)					$1,348,227

Total Investments in Non-Controlled Affiliated Companies (cost: $59,789,263)					$62,140,624

Investments in Controlled Affiliated Companies (3)(25) – 2.4% of net assets at value

Private Placement Portfolio (Illiquid) – 2.4% of net assets at value

Ancora Pharmaceuticals Inc. (7)(9)		Life Sciences
Developing synthetic carbohydrates for pharmaceutical applications
Common Stock	( I )		$2,729,817	57,463	$0
Series A' Convertible Preferred Stock	( I )		4,855,627	4,855,627	521,494
Senior Secured Debt, 12.00%, maturing on 12/11/13	( I )		446,731	$500,000	453,270
			8,032,175		974,764

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Controlled Affiliated Companies (3)(25) – 2.4% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) – 2.4% of net assets at value (Cont.)

Laser Light Engines, Inc. (7)(9)		Energy
Manufacturing solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	(M)		$2,000,000	7,499,062	$0
Series B Convertible Preferred Stock	(M)		3,095,802	13,571,848	1,008,225
Secured Convertible Bridge Note, 12%, acquired 10/7/11	(M)		229,721	$200,000	229,721
Secured Convertible Bridge Note, 12%, acquired 11/17/11	(M)		108,577	$95,652	108,577
Secured Convertible Bridge Note, 12%, acquired 12/21/11	(M)		92,848	$82,609	92,848
Secured Convertible Bridge Note, 12%, acquired 3/5/12	(M)		477,953	$434,784	477,953
Secured Convertible Bridge Note, 12%, acquired 7/26/12	(M)		196,728	$186,955	196,728
			6,201,629		2,114,052

Total Controlled Private Placement Portfolio (cost: $14,233,804)					$3,088,816

Total Investments in Controlled Affiliated Companies (cost: $14,233,804)					$3,088,816

Total Private Placement and Publicly Traded Portfolio (cost: $111,750,822)					$108,002,191

	Method of		Shares/
	Valuation (1)	Cost	Principal	Value

U.S. Government Securities (26) – 10.9% of net assets at value

U.S. Treasury Bill — due date 03/28/13	(M)	$13,996,136	$14,000,000	$13,998,880

Total Investments in U.S. Government Securities (cost: $13,996,136)				$13,998,880

Total Investments (cost: $125,746,958)				$122,001,071

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

	Method of	Number of
	Valuation (1)	Contracts	Value
Written Call Options (16) – (0.03)% of net assets at value

Solazyme, Inc. — Strike Price $10.00, March 16, 2013	(M)	1,500	(37,500)
NeoPhotonics Corporation — Strike Price $7.50, February 16, 2013	(M)	500	(5,000)

Total Written Call Options (Premiums Received $50,000)			$(42,500)

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

Notes to Consolidated Schedule of Investments

(3)	See "Footnote to Consolidated Schedule of Investments" on page 127 for a description of the "Valuation Procedures."

(4)	We classify "Energy" companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials using nanotechnology-enabled solutions. We classify "Electronics" companies as those that use nanotechnology to address problems in electronics-related industries, including semiconductors. In the fourth quarter of 2012, we renamed the industry classification "Healthcare" to "Life Sciences." We classify "Life Sciences" companies as those that address problems in life sciences-related industries, including biotechnology, agriculture, advanced materials and chemicals, healthcare, bioprocessing, water, industrial biotechnology, food, nutrition and energy.

(3)	Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own five percent or more, but less than 25 percent, of the voting shares of the portfolio company, or where we hold one or more seats on the portfolio company’s Board of Directors but do not control the company. Investments in controlled affiliated companies consist of investments in which we own 25 percent or more of the voting shares of the portfolio company or otherwise control the company.

(4)	The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $29,365,558. The gross unrealized appreciation based on the tax cost for these securities is $4,376,000. The gross unrealized depreciation based on the tax cost for these securities is $8,791,802.

(5)	The aggregate cost for federal income tax purposes of investments in unaffiliated rights to milestone payments is $3,291,750. The gross unrealized appreciation based on the tax cost for these securities is $108,984. The gross unrealized depreciation based on the tax cost for these securities is $0.

(6)	The aggregate cost for federal income tax purposes of investments in unaffiliated publicly traded companies is $5,070,447. The gross unrealized appreciation based on the tax cost for these securities is $9,882,153. The gross unrealized depreciation based on the tax cost for these securities is $530,339.

(7)	We are subject to legal restrictions on the sale of our investment(s) in this company.

(8)	With the conversion of our bridge note into shares of Series E-1 Preferred Stock, we received a warrant to purchase shares of common stock at $0.25 per share. The number of shares is determined by certain financial targets for 2012 set upon receipt of the audited financial statements for 2012. These financial statements have not yet been issued, and, therefore, the warrant remains contingent as of December 31, 2012.

(9)	These investments are development-stage companies. A development-stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations, or it has commenced such operations but has not realized significant revenue from them.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

(10)	Represents a non-income producing security. Investments that have not paid dividends or interest within the last 12 months are considered to be non-income producing.

(11)	Cobalt Technologies, Inc., also does business as Cobalt Biofuels.

(12)	With our investment in a convertible bridge note issued by Ensemble Therapeutics Corporation, we received a warrant to purchase a number of shares of the class of stock sold in the next financing of Ensemble Therapeutics Corporation equal to $149,540 divided by the price per share of the class of stock sold in the next financing of Ensemble Therapeutics Corporation. The ability to exercise this warrant is, therefore, contingent on Ensemble Therapeutics Corporation completing successfully a subsequent round of financing. This warrant shall expire and no longer be exercisable on September 10, 2015. The cost basis of this warrant is $89.86.

(13)	The outstanding loans with maturity dates of 1/15/13 were not repaid as of that date. The maturity dates of these loans are expected to be extended to at least 6/30/13. GEO Semiconductor continues to pay principal and interest, as applicable, on each loan based on the terms negotiated as of December 31, 2012.

(14)	With our investment in the Mersana Therapeutics, Inc., Series A-1 financing, we received a warrant to purchase 277,760 shares of Series A-2 Convertible Preferred Stock. The ability to exercise the warrant is contingent upon Mersana's achievement of certain milestones. Mersana has not achieved those milestones as of December 31, 2012, and, therefore, this warrant is a contingent asset as of that date. The warrant will expire on July 27, 2022.

(15)	As part of a loan the Company made to Molecular Imprints in the second quarter of 2011, we received a liquidation preference payable upon a sale of the company equal to three times the principal of the loan, or $4,044,450. This preference is senior to the preferences of the outstanding preferred stock. While the loan has since been repaid, this liquidation preference remains outstanding as of December 31, 2012.

(16)	Initial investment was made during 2012.

(17)	OHSO Clean, Inc. also does business as CleanWell Company.

(18)	A portion of this security is held in connection with written call option contracts: 50,000 shares, having a fair value of $287,000, have been pledged to brokers.

(19)	A portion of this security is held in connection with written call option contracts: 150,000 shares, having a fair value of $1,175,000, have been pledged to brokers.

(20)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated companies is $57,789,263. The gross unrealized appreciation based on the tax cost for these securities is $15,229,665. The gross unrealized depreciation based on the tax cost for these securities is $12,226,531.

(21)	On January 29, 2013, AgInnovation, LLC, changed its name to AgBiome, LLC.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2012

(22)	D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave Systems, Inc., through Parallel Universes, Inc., a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. See "Note 2. Summary of Significant Accounting Policies."

(23)	On February 13, 2013, Nextreme Thermal Solutions, Inc., was acquired by Laird Technologies, Inc., for $1 and the potential for future milestone payments.

(24)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated publicly traded companies is $2,000,000. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $651,773.

(25)	The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $14,233,804. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $11,144,988.

(26)	The aggregate cost for federal income tax purposes of our U.S. government securities is $13,996,136. The gross unrealized appreciation on the tax cost for these securities is $2,744. The gross unrealized depreciation on the tax cost of these securities is $0.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. FOOTNOTE TO CONSOLIDATED SCHEDULE OF INVESTMENTS

VALUATION PROCEDURES

I.	Determination of Net Asset Value

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

The Deal Team shall meet at the end of each quarter to discuss portfolio companies and propose fair valuations for all private securities. The Valuation Committee book shall be prepared with the use of data from primary sources whenever reasonably practicable. Proposed valuations for each portfolio company are communicated to the Valuation Committee in the Valuation Committee book and at the Valuation Committee meeting after the end of each quarter. The Valuation Committee determines the fair value of each private security and publicly traded securities without reliable market quotations. All valuations are then reported to the full Board of Directors along with the Chief Financial Officer’s calculation of net asset value.

II.	Approaches to Determining Fair Value

Accounting Standards Codification Topic 820, "Fair Value Measurements and Disclosures," ("ASC 820") defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). It applies fair value terminology to all valuations whereas the 1940 Act applies market value terminology to readily marketable assets and fair value terminology to other assets.

The main approaches to measuring fair value utilized are the market approach and the income approach.

•	Market Approach (M): The market approach may use quantitative inputs such as prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities and the values of market multiples derived from a set of comparable companies. The market approach may also use qualitative inputs such as progress toward milestones, the long-term potential of the business, current and future financing requirements and the rights and preferences of certain securities versus those of other securities. The selection of the relevant inputs used to derive value under the market approach requires judgment considering factors specific to the significance and relevance of each input to deriving value.

•	Income Approach (I): The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. Those valuation techniques include present value techniques; option-pricing models, such as the Black-Scholes-Merton formula (a closed-form model) and a binomial model (a lattice model), which incorporate present value techniques; and the multi-period excess earnings method, which is used to measure the fair value of certain assets.

•	Hybrid Approach (H): The hybrid approach uses elements of both the market approach and the income approach. The hybrid approach calculates values using the market and income approach, individually. The resulting values are then distributed among the share classes based on probability of exit outcomes.

ASC Topic 820 classifies the inputs used to measure fair value by these approaches into the following hierarchy:

•	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.

•	Level 2: Quoted prices in active markets for similar assets or liabilities, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•	Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect our own assumptions that market participants would use to price the asset or liability based upon the best available information.

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

Equity-related securities, including options or warrants, are fair valued using the market or income approaches. The following factors may be considered when the market approach is used to fair value these types of securities:

▪	Readily available public market quotations;

▪	The cost of the Company’s investment;

▪	Transactions in a company's securities or unconditional firm offers by responsible parties as a factor in determining valuation;

▪	The financial condition and operating results of the company;

▪	The company's progress towards milestones;

▪	The long-term potential of the business and technology of the company;

▪	The values of similar securities issued by companies in similar businesses;

▪	Multiples to revenue, net income or EBITDA that similar securities issued by companies in similar businesses receive;

▪	The proportion of the company's securities we own and the nature of any rights to require the company to register restricted securities under applicable securities laws; and

▪	The rights and preferences of the class of securities we own as compared with other classes of securities the portfolio company has issued.

When the income approach is used to value warrants, the Company uses the Black-Scholes-Merton formula.

B.	LONG-TERM FIXED-INCOME SECURITIES

1.	Readily Marketable. Long-term fixed-income securities for which market quotations are readily available are valued using the most recent bid quotations when available.

2.	Not Readily Marketable. Long-term fixed-income securities for which market quotations are not readily available are fair valued using the income approach. The factors that may be considered when valuing these types of securities by the income approach include:

•	Credit quality;

•	Interest rate analysis;

•	Quotations from broker-dealers;

•	Prices from independent pricing services that the Board believes are reasonably reliable; and

•	Reasonable price discovery procedures and data from other sources.

C.	SHORT-TERM FIXED-INCOME SECURITIES

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

IV.	Frequency of Valuation

The Valuation Committee shall value the Company’s investment assets (i) as of the end of each calendar quarter at the time sufficiently far in advance of filing of the Company’s reports on Form 10-Q and Form 10-K to enable preparation thereof, (ii) as of within 48 hours of pricing any common stock of the Company by the Company (exclusive of Sundays and holidays) unless the proposed sale price is at least 200 percent of any reasonable net asset value of such shares, and (iii) as of any other time requested by the Board of Directors.

V.	Regular Review

The General Counsel, President and Chief Financial Officer shall review these Valuation Procedures on an annual basis to determine the continued appropriateness and accuracy of the methodologies used in valuing the Company’s investment assets, and will report any proposed modifications to these Valuation Procedures to the Board of Directors for consideration and approval.

The Chief Executive Officer, the President and the individuals responsible for preparing the Valuation Committee book shall meet quarterly before each Valuation Committee meeting to review the methodologies for the valuation of each security, and will highlight any changes to the Valuation Committee.

VI.	Other Assets

Non-investment assets, such as fixtures and equipment, shall be valued using the cost approach less accumulated depreciation at rates determined by management and reviewed by the Audit Committee. Valuation of such assets is not the responsibility of the Valuation Committee.

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

H&H Ventures Management, Inc.SM ("Ventures"), formerly Harris & Harris Enterprises, Inc.SM, is a 100 percent wholly owned subsidiary of the Company. Ventures is taxed under Subchapter C (a "C Corporation") of the Internal Revenue Code of 1986 (the "Code"). Harris Partners I, L.P, is a limited partnership and, from time to time, may be used to hold certain interests in portfolio companies. The partners of Harris Partners I, L.P., are Ventures (sole general partner) and the Company (sole limited partner). Ventures pays taxes on income generated by its operations as well as on any non-passive investment income generated by Harris Partners I, L.P. For the years ended December 31, 2013, 2012 and 2011, there was no non-passive investment income generated by Harris Partners I, L.P. Ventures, as the sole general partner, consolidates Harris Partners I, L.P. The Company consolidates its wholly owned subsidiary, Ventures, for financial reporting purposes.

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

Portfolio Investment Valuations. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission ("SEC") and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") As of December 31, 2013, our financial statements include privately held investments fair valued at $88,352,165. The fair values of our privately held investments and warrants of Champions Oncology, Inc., a publicly traded company, were determined in good faith by, or under the direction of, the Board of Directors. Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material.

Cash. Cash includes demand deposits. Cash is carried at cost, which approximates fair value.

Restricted Funds. At December 31, 2013, and December 31, 2012, we held $0 and $10,015, respectively, in "Restricted funds" related to security deposits for sublessors.

Unaffiliated Rights to Milestone Payments. At December 31, 2013, and December 31, 2012, the outstanding milestone payments from Amgen, Inc.’s acquisition of Biovex Group, Inc., were valued at $3,489,433 and $3,400,734, respectively. The milestone payments are derivatives and valued using the probability-adjusted, present value of proceeds from future payments that would be due upon successful completion of certain regulatory and sales milestones. If all remaining milestones are met, we would receive $9,526,393. There can be no assurance as to how much of this amount we will ultimately realize or when it will be realized, if at all. At December 31, 2013, the outstanding milestone payments from Laird Technologies, Inc.’s acquisition of Nextreme Thermal Solutions, Inc., were valued at $0.

Receivable from Sales of Investments. At December 31, 2013, we had a receivable totaling $448,886 from the sales of 43,073 shares of Solazyme, Inc., which settled on January 2 and January 6, 2014, and 2,075 shares of Champions Oncology, Inc., which settled on January 3, 2014.

Funds Held in Escrow from Sale of Investment. At December 31, 2013, there were funds held in escrow fair valued at $1,786,390 relating to the sale of Xradia, Inc., to Carl Zeiss AG. Funds held in escrow are valued using certain discounts applied to the amounts withheld. Funds held in escrow totaling $1,235,312 from the Xradia transaction were released in January 2014. The remaining funds held in escrow from the Xradia transaction will be released in July of 2014 net of any settlement of any indemnity claims and expenses related to the transaction. If the remaining funds held in escrow for this transaction are released in full, we would receive an additional $1,139,515 and realize a gain of $588,437.

Prepaid Expenses. We include prepaid insurance premiums and deferred financing charges in "Prepaid expenses." Prepaid insurance premiums are recognized over the term of the insurance contract. Deferred financing charges consist of fees and expenses paid in connection with the closing of loan facilities and are capitalized at the time of payment. Deferred financing charges are amortized over the term of the loan facility discussed in "Note 4. Debt." Amortization of the financing charges is included in "Interest and other debt expense" in the Consolidated Statements of Operations.

Property and Equipment. Property and equipment are included in "Other assets" and are carried at $246,138 and $288,122 at December 31, 2013, and December 31, 2012, respectively, representing cost, less accumulated depreciation of $375,600 and $356,214, respectively. Depreciation is provided using the straight-line method over the estimated useful lives of the premises and equipment. We estimate the useful lives to be five to ten years for furniture and fixtures, three years for computer equipment, and the lesser of ten years or the remaining life of the lease for leasehold improvements. All of our fixed assets are pledged as collateral under the Loan Facility.

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

Interest Income Recognition. Interest income, including amortization of premium and accretion of discount, is recorded on an accrual basis. When accrued interest is determined to not be recoverable, the Company ceases accruing interest and writes off any previously accrued interest. Securities are deemed to be non-income producing if, on their last interest or dividend date, no cash was paid or no cash or in-kind dividends were declared. These write-offs are reversed through interest income. During the twelve months ended December 31, 2013, and December 31, 2012, the Company earned $323,121 and $322,561, respectively, in interest on U.S. government securities, senior secured debt, participation agreements, subordinated secured debt, non-convertible promissory notes and interest-bearing accounts. During the twelve months ended December 31, 2013, and December 31, 2012, the Company recorded, on a net basis, $67,781 and $235,806, respectively, of bridge note interest. The total for the twelve months ended December 31, 2013, includes a partial write-off of previously accrued bridge note interest of $218,213. The total for the twelve months ended December 31, 2012, includes a partial write-off of previously accrued bridge note interest of $200,583, which was recognized in the second quarter of 2012, offset by $236,238 of interest recognized in the third quarter upon conversion of this investment. During the twelve months ended December 31, 2013, and December 31, 2012, the Company earned $80,000 and $107,586, respectively, on rental income from the sublet of our office space at 420 Florence Street, Palo Alto, CA.

Loan Fees. Loan fees received in connection with our venture debt investments are deferred. The unearned fee income is accreted into income based on the effective interest method over the life of the investment. Total loan fees accreted into investment income were $46,242, $56,274 and $20,173 for the years ended December 31, 2013, 2012 and 2011, respectively.

Call Options. The Company writes covered call options on publicly traded securities with the intention of earning option premiums. Option premiums may increase the Company’s realized gains and, therefore, may help increase distributable income, but may limit the realized gains on the security. When a Company writes (sells) an option, an amount equal to the premium received by the Company is recorded in the Consolidated Statements of Assets and Liabilities as a liability. The amount of the liability is subsequently marked-to-market to reflect the current market value of the option written. When an option expires, the Company realizes a gain on the option to the extent of the premiums received. Premiums received from writing options that are exercised or closed are added to the proceeds or offset against the amount paid on the transaction to determine the realized gain or loss. At December 31, 2013, and December 31, 2012, the Company had 150,000 shares of Solazyme, Inc., covered by call option contracts. In the event these contracts are exercised, the Company would be required to deliver those shares to the counterparty. At December 31, 2012, the Company had 50,000 shares of NeoPhotonics Corporation covered by call option contracts.

Put Options. The Company purchases put options on publicly traded securities with the intention of limiting its downside risk. When the Company purchases a put option, an amount equal to the premium paid is recorded in the Consolidated Statements of Assets and Liabilities as an investment. The amount of this asset is subsequently marked-to-market to reflect the current value of the put option. In the event that the put option is exercised, the Company would be required to deliver those shares to the counterparty. When the put option expires unexercised, the Company realizes a loss on the premium paid. The Company did not have any put options outstanding at December 31, 2013, or December 31, 2012.

Stock-Based Compensation. The Company has a stock-based employee compensation plan. The Company accounts for the Amended and Restated Harris & Harris Group, Inc. 2012 Equity Incentive Plan (the "Stock Plan") by determining the fair value of all share-based payments to employees, including the fair value of grants of employee stock options and restricted stock awards, and records these amounts as an expense in the Consolidated Statements of Operations over the vesting period with a corresponding increase to our additional paid-in capital. At December 31, 2013, and December 31, 2012, the increase to our operating expenses was offset by the increase to our additional paid-in capital, resulting in no net impact to our net asset value. Additionally, the Company does not record the potential tax benefits associated with the expensing of stock options or restricted stock because the Company currently intends to qualify as a regulated investment company ("RIC") under Subchapter M of the Code, and the deduction attributable to such expensing, therefore, is unlikely to provide any additional tax savings. The amount of non-cash, stock-based compensation expense recognized in the Consolidated Statements of Operations is based on the fair value of the awards the Company expects to vest, recognized over the vesting period on a straight-line basis for each award, and adjusted for actual awards vested and pre-vesting forfeitures. The forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate and is accounted for in the current period and prospectively. See "Note 7. Stock-Based Compensation" for further discussion.

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

Foreign Currency Translation. The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company does not isolate the portion of the results of operations that arises from changes in foreign currency rates on investments held on its Consolidated Statements of Operations. For the twelve months ended December 31, 2013, included in the net increase in unrealized depreciation on investments was an unrealized depreciation of $371,513 resulting from foreign currency translation. For the twelve months ended December 31, 2012, included in the net decrease in unrealized appreciation on investments was an unrealized gain of $123,904 resulting from foreign currency translation.

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

We do not choose investments based on a strategy of diversification. We also do not rebalance the portfolio should one of our portfolio companies increase in value substantially relative to the rest of the portfolio.  Therefore, the value of our portfolio may be more vulnerable to microeconomic events affecting a single sector, industry or portfolio company and to general macroeconomic events that may be unrelated to our portfolio companies. These factors may subject the value of our portfolio to greater volatility than a company that follows a diversification strategy. As of December 31, 2013, and December 31, 2012, our largest 10 investments by value accounted for approximately 75 percent and 73 percent, respectively, of the value of our equity-focused venture capital portfolio. Our largest three investments, by value, Adesto Technologies Corporation, Metabolon, Inc., and Molecular Imprints, Inc., accounted for approximately 17 percent, 12 percent and 9 percent, respectively, of our equity-focused venture capital portfolio at December 31, 2013. Adesto Technologies, Metabolon and Molecular Imprints are privately held portfolio companies. As of December 31, 2012, our largest two investments, by value, Solazyme, Inc., a publicly traded company, and Xradia, Inc., a privately held company, accounted for approximately 14 percent and 12 percent, respectively, of our equity-focused venture capital portfolio.

Approximately 94 percent of the portion of our equity-focused venture capital portfolio that was fair valued was comprised of securities of 26 privately held companies and warrants of one publicly traded company. Because there is typically no public or readily ascertainable market for our interests in the small privately held companies in which we invest, the valuation of the securities in that portion of our portfolio is determined in good faith by our Valuation Committee, which is comprised of all of the independent members of our Board of Directors. The values are determined in accordance with our Valuation Procedures and are subject to significant estimates and judgments. The fair value of the securities in our portfolio may differ significantly from the values that would be placed on these securities if a ready market for the securities existed. Any changes in valuation are recorded in our Consolidated Statements of Operations as "Net (decrease) increase in unrealized appreciation on investments." Changes in valuation of any of our investments in privately held companies from one period to another may be significant.

NOTE 4. DEBT

On September 30, 2013, the Company terminated the $10,000,000 Revolving Loan Agreement by and between the Company and TD Bank, N.A., dated February 24, 2011. As of September 30, 2013, there was no principal outstanding under this credit facility, and no termination fees were incurred in connection with terminating this credit facility.

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

At December 31, 2013, and December 31, 2012, the Company had no outstanding debt. At December 31, 2012, $0 was held in a collateral account at TD Bank, N.A. as security for the loan under the prior credit facility. The weighted average annual interest rate for the twelve months ended December 31, 2013, was zero percent, exclusive of amortization of closing fees and other expenses. The weighted average debt outstanding for the year ended December 31, 2013, was $0. The remaining capacity under the Loan Facility was $20,000,000 at December 31, 2013. Fees and expenses of $700,000 related to establishing the Loan Facility have been deferred and included as "Prepaid expenses" as of December 31, 2013. These amounts are amortized over the term of the Loan Facility and $44,199 was amortized in 2013. At December 31, 2013, the Company was in compliance with all covenants required by the Loan Facility.

Year	Total Debt Outstanding (Unit) Exclusive of Treasury Securities	Total Assets per Unit of Indebtedness
2013	$0	$0

NOTE 5. FAIR VALUE OF INVESTMENTS

At December 31, 2013, our financial assets were categorized as follows in the fair value hierarchy:

	Fair Value Measurement at Reporting Date Using:
		Unadjusted Quoted
		Prices in Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)

U.S. Government Securities:	$18,999,810	$18,999,810	$0	$0

Privately Held Portfolio Companies:
Preferred Stock	$71,577,059	$0	$0	$71,577,059
Bridge Notes	6,044,114	0	0	6,044,114
Warrants	800,487	0	0	800,487
Rights to Milestone Payments	3,489,433	0	0	3,489,433
Common Stock	108,668	0	0	108,668
Senior Secured Debt	1,511,828	0	0	1,511,828
Participation Agreement	777,195	0	0	777,195
Non-Convertible Promissory Note	4,043,381	0	4,043,381	0

Publicly Traded Portfolio Companies:
Common Stock	$5,547,294	$5,547,294	$0	$0

Total Investments:	$112,899,269	$24,547,104	$4,043,381	$84,308,784

Funds Held in Escrow From Sales of Investments:	$1,786,390	$0	$0	$1,786,390

Total Financial Assets:	$114,685,659	$24,547,104	$4,043,381	$86,095,174

Liabilities:
Written Call Options	$103,500	$103,500	$0	$0

Total Liabilities:	$103,500	$103,500	$0	$0

Significant Unobservable Inputs

The table below presents the valuation technique and quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurements of Level 3 assets. Unobservable inputs are those inputs for which little or no market data exists and, therefore, require an entity to develop its own assumptions.

	Fair Value at	Valuation		Range (Weighted
	December 31, 2013	Techniques(s)	Unobservable Input	Average(a))

			Private Offering Price	$1.38 ($1.38)
			Probability of Exit Outcomes	25% - 75% (b)
Preferred Stock	$1,419,855	Hybrid Approach	Probability of Achieving Milestones	26% - 80% (b)

			Non-Performance Risk	0% - 100% (0%)
			Probability of Exit Outcomes	0% - 100% (b)
	4,235,562	Income Approach	Probability of Achieving Milestones	0% - 100% (b)

			Private Offering Price	$0.10 - $3.91 ($1.30)
			Non-Performance Risk	0% - 97% (5%)
			Revenue Multiples	1.15 - 7.27 (1.06)
			Illiquidity Discounts	20% - 30% (2.5%)
	65,921,642	Market Approach	Probability of Exit Outcomes	0% - 100% (b)

	2,679,932	Hybrid Approach
	333,845	Income Approach	Private Offering Price	$1.00 ($1.00)
Bridge Notes	3,030,337	Market Approach	Non-Performance Risk	0% (0%)

			Private Offering Price	$0.001 - $47.51 ($11.06)
Common Stock	108,668	Market Approach	Non-Performance Risk	0% (0%)

			Stock Price	$0.06 - $2.76 ($1.36)
		Black-Sholes-Merton	Volatility	22.6% - 107% (105%)
Warrants	800,487	Model	Expected Term	0.50 - 9.20 Years (3.3)

Probability Weighted
Rights to Milestone		Discounted Cash	Probability of Achieving Independent Milestones	0% - 80% (b)
Payments	3,489,433	Flow	Probability of Achieving Dependent Milestones	0% - 30% (b)

			Warrant Adjusted Effective Yield	21.5% (21.5%)
			Effective Yield	21.5% (21.5%)
			Non-Performance Risk	0% (0%)
			Participation Payment Risk	0% (0%)
			Stock Price	$0.09 - $0.50 ($0.34)
Participation			Volatility	107% (107%)
Agreements(c)	777,195	Income Approach	Expected Term	3.72 - 8.25 Years (5.59)

Senior Secured Debt	1,511,828	Income Approach	Effective Yield Non-Performance Risk	15.8% - 22.7% (19.6%) 0% (0%)

Funds Held in
Escrow From Sales
of Investments	1,786,390		Escrow Discounts	50% (50%)

Total	$86,095,174

(a) Weighted average based on fair value at December 31, 2013.

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

Preferred Stock, Bridge Notes and Common Stock

Preferred stock, bridge notes and common stock are valued by either a market or income approach using internal models with inputs, most of which are not market observable. Common inputs for valuing Level 3 preferred stock, bridge note and private common stock investments include: prices from recently executed private transactions in a company’s securities or unconditional firm offers, revenue multiples of comparable publicly traded companies, M&A transactions consummated by comparable companies, discounts for lack of marketability, rights and preferences of the class of securities we own as compared with other classes of securities the portfolio company has issued, particularly related to potential liquidity scenarios of an IPO or an acquisition transaction, and management’s best estimate of risk attributable to non-performance risk. Certain securities are valued using the present value of future cash flows. We define non-performance risk as the risk that the price per share (or implied valuation of a portfolio company) or the effective yield of a debt security of a portfolio company, as applicable, does not appropriately represent the risk that a portfolio company with negative cash flow will be: (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation of the last round of financing.  We assess non-performance risk for each private portfolio company quarterly. Our assessment of non-performance risk typically includes an evaluation of the financial condition and operating results of the company, the company's progress towards milestones, and the long-term potential of the business and technology of the company and how this potential may or may not affect the value of the shares owned by us. An increase to the non-performance risk or a decrease in the private offering price of a future round of financing from that of the most recent round would result in a lower fair value measurement and/or a change in the distribution of value among the classes of securities we own.

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

The following chart shows the components of change in the financial assets categorized as Level 3 for the twelve months ended December 31, 2013.

	Beginning Balance 1/1/2013	Total Realized Gains (Losses) Included in Changes in Net Assets	Transfers	Total Unrealized (Depreciation) Appreciation Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals	Ending Balance 12/31/2013

Amount of Total

(Depreciation)

Appreciation for the

Period Included in

Changes in Net

Assets Attributable

to the Change in

Unrealized Gains or

Losses Relating to

Assets Still Held at

the Reporting Date

Preferred Stock	$78,615,582	$10,006,915	$1,817,476 [1]	$(17,635,033)	$12,779,034	$(14,006,915)	$71,577,059	$(9,331,349)

Bridge Notes	4,152,634	0	(1,822,831)[1]	(1,078,514)	4,792,825	0	6,044,114	(1,078,514)

Common Stock	108,667	(4,384,762)	0	4,384,762	1	0	108,668	0

Warrants	586,320	0	5,355 [1]	188,412	20,400	0	800,487	188,412

Rights to Milestone Payments	3,400,734	0	0	88,699	0	0	3,489,433	88,699

Participation Agreements	1,138,148	90,255	0	(22,807)	5,966	(434,367)	777,195	39,896

Subordinated Secured Debt	120,410	15,058	0	(10,836)	368	(125,000)	0	0

Senior Secured Debt	1,075,870	0	0	397,325	339,907	(301,274)	1,511,828	397,325

Non-Convertible Promissory Note	3,033,338	0	(3,033,338)	0	0	0	0	0

Publicly Traded Common Stock	1,348,227	0	(1,547,827)	0	199,600	0	0	0

Funds Held in Escrow From Sales of Investments	1,052,345	766,448	0	0	1,168,671	(1,201,074)	1,786,390	0

Total	$94,632,275	$6,493,914	$(4,581,165)	$(13,687,992)	$19,306,772	$(16,068,630)	$86,095,174	$(9,695,531)

1Transfers among asset classes are owing to conversions at financing events. These do not represent transfers in or out of Level 3.

We elected to use the beginning of period values to recognize transfers in and out of Level 2 and Level 3 investments. For the year ended December 31, 2013, there were transfers out of Level 3 totaling $4,581,165. Our shares of Champions Oncology, Inc., transferred from a Level 3 investment to a Level 1 investment owing to the market for the shares becoming active with increased and sustained trading volume and the lapse of restrictions on 626,523 shares that were previously restricted. Our non-convertible promissory note in Molecular Imprints, Inc., transferred from a Level 3 investment to a Level 2 investment owing to an acquisition offer.

At December 31, 2012, our financial assets were categorized as follows in the fair value hierarchy:

	Fair Value Measurement at Reporting Date Using:
Description	December 31, 2012	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government Securities:	$13,998,880	$13,998,880	$0	$0

Privately Held Portfolio Companies:
Preferred Stock	$78,615,582	$0	$0	$78,615,582
Bridge Notes	$4,152,634	$0	$0	$4,152,634
Warrants	$586,320	$0	$0	$586,320
Rights to Milestone Payments	$3,400,734	$0	$0	$3,400,734
Common Stock	$108,667	$0	$0	$108,667
Senior Secured Debt	$1,075,870	$0	$0	$1,075,870
Participation Agreement	$1,138,148	$0	$0	$1,138,148
Subordinated Secured Debt	$120,410	$0	$0	$120,410
Non-Convertible Promissory Note	$3,033,338	$0	$0	$3,033,338

Publicly Traded Portfolio Companies:
Common Stock	$15,770,488	$14,422,261	$0	$1,348,227

Total Investments:	$122,001,071	$28,421,141	$0	$93,579,930

Liabilities:
Written Call Options	$42,500	$37,500	$5,000	$0

Total Liabilities:	$42,500	$37,500	$5,000	$0

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

	Fair Value at December 31, 2012	Valuation Techniques(s)	Unobservable Input	Range (Weighted Average(1))

			Probability of Achieving Milestones	50% - 100% (N/A)
			Private Offering Price	$0.14 - $4.00 ($1.28)
			Non-Performance Risk	0% - 100% (11%)
			Revenue Multiple	0.53 - 3.3 (1.4)
		Income Approach	Discount for Illiquidity	20% - 30% (21%)
Preferred Stock	$78,615,582	Market Approach	Probability of Exit Outcomes	0% - 100% (50%)

			Private Offering Price	$1.00 ($1.00)
Bridge Notes	4,152,634	Market Approach	Non-Performance Risk	0% (0%)

			Private Offering Price	$0.54 - $47.51 ($11.06)
Common Stock	108,667	Market Approach	Non-Performance Risk	0% - 100% (0%)

			Stock Price	$0.12 - $2.44 ($0.82)
			Volatility	107% (107%)
Warrants	586,320	Black-Sholes-Merton Model	Expected Term	0.50 - 9.88 Years (4.22)

		Probability Weighted	Probability of Achieving Independent Milestones	0% - 75% (N/A)
Rights to Milestone Payments	3,400,734	Discounted Cash Flow	Probability of Achieving Dependent Milestones	0.07% - 28.125% (N/A)

			Warrant Adjusted Effective Yield	21.5% - 27.9% (23%)
			Effective Yield	21.5% - 37.9% (27%)
			Non-Performance Risk	0% - 25% (11%)
			Participation Payment Risk	0% (0%)
Participation Agreements	1,138,148	Income Approach	Discount for Comparable Prices of High-Yield Debt	0% (0%)

			Warrant Adjusted Effective Yield	31.3% (31.3%)
			Effective Yield	39.1% (39.1%)
Subordinated Secured Debt	120,410	Income Approach	Non-Performance Risk	25% (25%)

			Effective Yield	15.8% - 32% (23%)
Senior Secured Debt	1,075,870	Income Approach	Non-Performance Risk	0% - 25% (11%)

			Probability of Exit Outcomes	25% - 75% (50%)
			Private Offering Price	$3.00 ($3.00)
Non-Convertible Promissory Note	3,033,338	Income Approach	Non-Performance Risk	50% (50%)

			Non-Performance Risk	0% (0%)
OTC Traded Common Stock	$1,348,227	Market Approach	Warrant Adjusted Price per Share	$0.47 ($0.47)

Total	$93,579,930

(1) Weighted average based on fair value at December 31, 2012.

The following chart shows the components of change in the financial assets categorized as Level 3 for the twelve months ended December 31, 2012.

	Beginning Balance 1/1/2012	Total Realized Gains (Losses) Included in Changes in Net Assets	Transfers	Total Unrealized (Depreciation) Appreciation Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals	Ending Balance 12/31/2012

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

NOTE 6. DERIVATIVES

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

Transactions in written call options during the twelve months ended December 31, 2013, were as follows:

	Number of Contracts	Premium
Call options outstanding at December 31, 2012	2,000	$50,000
Call options written	18,321	1,092,989
Call options expired	(2,065)	(96,565)
Call options called in assignment transactions	(9,356)	(638,434)
Call options terminated in closing transactions	(7,400)	(295,608)
Call options outstanding at December 31, 2013	1,500	$112,382

We have also purchased put options as a method of limiting the downside risk that the price per share of this company may decrease substantially from current levels. A put option gives its holder the right to sell a specified number of shares of a specific security at a specific price (known as the exercise strike price) by a certain date.

At December 31, 2013, and December 31, 2012, we had rights to milestone payments from Amgen, Inc.’s acquisition of our former portfolio company, BioVex. These milestone payments were fair valued at $3,489,433 and $3,400,734, respectively, and are contingent upon certain milestones being achieved in the future. As of December 31, 2013, we also had rights to milestone payments from Laird Technologies, Inc.'s acquisition of our former portfolio company, Nextreme Thermal Solutions, Inc. These milestone payments were fair valued at $0 as of December 31, 2013.

The following tables present the value of derivatives held at December 31, 2013, and the effect of derivatives held during the year ended December 31, 2013, along with the respective location in the financial statements.

	Assets		Liabilities
Derivatives	Location	Fair Value	Location	Fair Value

Equity Contracts			Written call options payable	$103,500

Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Investments	$3,489,433	—	—

Laird Technologies, Inc. Rights to Milestone Payments from Acquisition of Nextreme Thermal Solutions, Inc.	Investments	$0	—	—

Statement of Operations

Derivatives	Location	Realized (Loss)/Gain	Change in unrealized Appreciation/ (Depreciation)

Equity Contracts	Net Realized and Unrealized (Loss) Gain	$(72,491)	$1,382

Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Net Realized and Unrealized (Loss) Gain	$0	$88,699

Laird Technologies, Inc. Rights to Milestone Payments from Acquisition of Nextreme Thermal Solutions, Inc.	Net Realized and Unrealized (Loss) Gain	$0	$0

Transactions in written call options written during the year ended December 31, 2012, were as follows:

	Number of Contracts	Premium
Options outstanding at December 31, 2011	3,000	$315,000
Options written	37,970	3,170,443
Options expired	(11,142)	(1,056,804)
Options terminated in closing transactions	(27,828)	(2,378,639)
Options outstanding at December 31, 2012	2,000	$50,000

At December 31, 2012, we had rights to milestone payments from Amgen’s acquisition of our former portfolio company, BioVex. These milestone payments were fair valued at $3,400,734 and are contingent upon certain milestones being achieved in the future.

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

Under the Stock Plan, a maximum of 20 percent (6,200,120 shares) of our total shares of common stock issued and outstanding as of the 2012 Annual Meeting date, calculated on a fully diluted basis (31,000,601 shares), were available for awards under the Stock Plan. Under the Stock Plan, no more than 50 percent of the shares of stock reserved for the grant of the awards under the Stock Plan (up to an aggregate of 3,100,060 shares) may be restricted stock awards at any time during the term of the Stock Plan. If any shares of restricted stock are awarded, such awards will reduce on a percentage basis the total number of shares of stock for which options may be awarded. No more than 1,000,000 shares of our common stock may be made subject to awards under the Stock Plan to any individual in any year. Although the Stock Plan permits us to continue to grant stock options, our Board of Directors currently plans to discontinue further grants of stock options. As of December 31, 2013, 1,504,518 shares of restricted stock, or 4.9 percent, of the 31,000,601 total shares outstanding as of the effective date of the Stock Plan had been granted. As of December 31, 2013, 1,425,372 options, or 4.6 percent, of the 31,000,601 total shares outstanding as of the effective date of the Stock Plan were outstanding, of which 1,128,261, or 79.2 percent, of all options outstanding were held in the estate of Charles E. Harris.

The Stock Plan will expire on June 7, 2022. The expiration of the Stock Plan will not by itself adversely affect the rights of plan participants under awards that are outstanding at the time the Stock Plan expires.

Stock Option Awards

During the years ended December 31, 2013, 2012 and 2011, the Compensation Committee of the Board of Directors of the Company did not grant any stock options. On May 11, 2012, certain executive officers voluntarily cancelled 1,963,745 outstanding stock options for no consideration. Upon cancellation, we recognized $1,365,242 in compensation expense related to these previously granted options. The Compensation Committee currently does not plan to grant new stock options to employees.

For the years ended December 31, 2013, December 31, 2012, and December 31, 2011, the Company recognized $215,394, $1,973,569 and $1,894,800, respectively, of compensation expense in the Consolidated Statements of Operations related to stock options. The amount for the year ended December 31, 2012, includes $1,365,242 related to the voluntary cancellation of stock options. As of December 31, 2013, there was approximately $92,756 of unrecognized compensation cost related to unvested stock option awards. This cost is expected to be recognized over a weighted-average period of approximately four months. As of December 31, 2012, there was approximately $224,182 of unrecognized compensation cost related to unvested stock option awards.

No options were exercised during the years ended December 31, 2013, and December 31, 2012. For the year ended December 31, 2011, a total of 122,437 options were exercised for total proceeds to the Company of $491,058.

A summary of the changes in outstanding stock options for the twelve months ended December 31, 2013, is as follows:

		Weighted	Weighted Average	Weighted Average Remaining	Aggregate
		Average	Grant Date	Contractual	Intrinsic
	Shares	Exercise Price	Fair Value	Term (Years)	Value
Options Outstanding at January 1, 2013	1,425,372	$9.77	$6.27	3.68	$0

Granted	0	0	0	0

Exercised	0	0	0	0

Forfeited or Expired	0	0	0	0

Options Outstanding at December 31, 2013	1,425,372	$9.77	$6.27	2.68	$0

Options Exercisable at December 31, 2013	1,399,927	$9.76	$6.25	2.68	$0

Options Exercisable and Expected to be Exercisable at December 31, 2013	1,425,372	$9.77	$6.27	2.68	$0

The aggregate intrinsic value in the table above with respect to options outstanding, exercisable and expected to be exercisable, is calculated as the difference between the Company's closing stock price of $2.98 on December 31, 2013, and the exercise price, multiplied by the number of in-the-money options. This amount represents the total pre-tax intrinsic value that would have been received by the option holders had all options been fully vested and all option holders exercised their awards on December 31, 2013.

The grant date fair value of options vested during the year ended December 31, 2013, was $202,269. The grant date fair value of options vested during the year ended December 31, 2012, was $580,542, which included options vested for certain executive officers prior to the voluntary cancellation of 1,963,745 outstanding stock options on May 11, 2012. The grant date fair value of options vested during the year ended December 31, 2011, was $1,863,330.

At December 31, 2013, there were 25,445 unvested options with a weighted average grant date fair value of $7.46. At December 31, 2012, there were 56,505 unvested options with a weighted average grant date fair value of $6.94. At December 31, 2011, there were 732,835 unvested options with a weighted average grant date fair value of $4.36.

During the year ended December 31, 2013, a total of 31,060 options vested having a weighted average grant date fair value of $6.51. During the year ended December 31, 2012, a total of 162,972 options vested having a weighted average grant date fair value of $3.56. During the year ended December 31, 2011, a total of 489,914 options vested having a weighted average grant date fair value of $3.80.

For the years ended December 31, 2013, and December 31, 2012, no options were exercised. For the year ended December 31, 2011, the aggregate intrinsic value of the 122,437 options exercised was $142,842.

Restricted Stock

On June 11, 2012, the Committee granted the employees a total of 1,780,000 shares of restricted stock. A total of 1,068,000 awards (60 percent) vest when the volume-weighted stock price is at or above pre-determined stock price targets over a 30-day period. These pre-determined stock price targets range from $5.00 per share to $9.00 per share. The remaining 712,000 of these shares (40 percent) have vesting dates ranging from December 31, 2012, through June 30, 2017, based on the employee's continued service to the Company. After this initial employee grant, the Compensation Committee does not plan to grant additional restricted stock to existing employees until at least June 11, 2015. Pursuant to the Exemptive Order, non-employee directors receive up to 2,000 shares of restricted stock annually. On June 7, 2012, the non-employee directors received a grant of 14,000 shares of restricted stock. On May 2, 2013, an additional 12,000 shares of restricted stock were granted to the non-employee directors.

The compensation expense for the service-based awards is determined by the market price of our stock at the date of grant applied to the total number of shares we anticipate to fully vest. The market prices on the dates of the 2012 director and employee service-based awards were $3.55 and $3.38, respectively. The market price for the May 2, 2013, director service-based awards was $3.15.

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

For the year ended December 31, 2013, we recognized $1,034,362 of compensation expense related to restricted stock awards. As of December 31, 2013, there was unrecognized compensation cost of $3,203,536 related to restricted stock awards. This cost is expected to be recognized over a weighted average period of approximately 1.8 years.

Non-vested restricted stock awards as of December 31, 2013, and changes during the twelve months ended December 31, 2013, were as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share

Outstanding at January 1, 2013	1,616,000	$2.82

Granted	12,000	3.15

Vested based on service	(80,555)	3.39

Shares withheld related to net share settlement of restricted stock	(40,927)	3.38

Forfeited	(2,000)	3.55

Outstanding at December 31, 2013	1,504,518	$2.78

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

Under net settlement procedures currently applicable to our outstanding restricted stock awards for current employees, upon each settlement date, restricted stock awards are withheld to cover the required withholding tax, which is based on the value of the restricted stock award on the settlement date as determined by the closing price of our common stock on the vesting date. The remaining amounts are delivered to the recipient as shares of our common stock. During 2013, 121,482 restricted stock awards vested, of which 117,480 were net settled by withholding 40,927 shares, which represented the employees' minimum statutory obligation for each such employee's applicable income and other employment taxes and remitted cash totaling of $123,182 to the appropriate tax authorities.

During 2012, 178,000 restricted stock awards were net settled by withholding 61,720 shares, which represented the employees' minimum statutory obligation for each such employee's applicable income and other employment taxes and remitted cash totaling of $203,676 to the appropriate tax authorities.

The amounts remitted to the tax authorities for the employees' tax obligations were reflected as a financing activity within our Consolidated Statements of Cash Flows. The shares withheld by us as a result of the net settlement of restricted stock awards are not considered issued and outstanding, thereby reducing our shares outstanding used to calculate net asset value per share.

NOTE 8. DISTRIBUTABLE EARNINGS

As of December 31, 2013, December 31, 2012, and December 31, 2011, there were no distributable earnings. The difference between the book basis and tax basis components of distributable earnings is primarily nondeductible deferred compensation and net operating losses. These differences are immaterial.

The Company did not declare dividends for the years ended December 31, 2013, 2012 or 2011.

NOTE 9. EMPLOYEE BENEFITS

401(k) Plan

We adopted a 401(k) Plan covering substantially all of our employees. Matching contributions to the plan are at the discretion of the Compensation Committee. For the year ended December 31, 2013, the Compensation Committee approved a 100 percent match which amounted to $219,600. The 401(k) Company match for the years ended December 31, 2012, and 2011, was $208,383 and $181,500, respectively.

Medical Benefit Retirement Plan

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

Our accumulated postretirement benefit obligation was remeasured as of the plan amendment date, which resulted in a $1,101,338 decrease in our liability. A deferred gain of $1,101,338 owing to this amendment was included in "Accumulated other comprehensive income." This amount will be amortized over a service period of 5.27 years. During the twelve months ended December 31, 2013, a total of $174,152 was amortized and included as a reduction of "Salaries, benefits and stock-based compensation" on our Consolidated Statements of Operations. All of the amounts reported in the Consolidated Statements of Comprehensive Income (Loss) relate to the plan amendment.

The plan is unfunded and has no assets. The following disclosures about changes in the benefit obligation under our plan to provide medical and dental insurance for retirees are as of the measurement date of December 31:

	2013	2012

Accumulated Postretirement Benefit Obligation at Beginning of Year	$1,955,116	$1,711,092

Service Cost	69,277	160,428

Interest Cost	43,033	71,033

Plan Amendment	(1,101,338)	0

Actuarial Loss	(47,848)	34,143

Benefits Paid	(20,317)	(21,580)

Accumulated Postretirement Benefit Obligation at End of Year	$897,923	$1,955,116

In accounting for the plan, the assumption made for the discount rate was 4.79 percent and 4.25 percent for the years ended December 31, 2013, and 2012, respectively. The assumed health care cost trend rates in 2013 were eight percent grading to five percent over six years for medical and five percent per year for dental. The assumed health care cost trend rates in 2012 were 8.5 percent grading to five percent over seven years for medical and five percent per year for dental. The effect on disclosure information of a one percentage point change in the assumed health care cost trend rate for each future year is shown below.

	1% Decrease	Assumed	1% Increase
	in Rates	Rates	in Rates

Aggregated Service and Interest Cost	$94,935	$112,310	$135,184

Accumulated Postretirement Benefit Obligation	$810,028	$897,923	$1,002,332

The net periodic postretirement benefit cost for the year is determined as the sum of service cost for the year, interest on the accumulated postretirement benefit obligation and amortization of the transition obligation (asset) less previously accrued expenses over the average remaining service period of employees expected to receive plan benefits. The following is the net periodic postretirement benefit cost for the years ended December 31, 2013, 2012, and 2011:

155

	2013	2012	2011

Service Cost	$69,277	$160,428	$101,787

Interest Cost on Accumulated Postretirement Benefit Obligation	43,033	71,033	59,001

Amortization of Prior Service Cost	(174,152)	0	0

Amortization of Net (Gain)/Loss	10,496	514	(7,995)

Net Periodic Post Retirement Benefit Cost	$(51,346)	$231,975	$152,793

The Company estimates the following benefits to be paid in each of the following years:

2014	$19,537
2015	$21,969
2016	$28,405
2017	$32,318
2018 through 2022	$245,809

For the year ended December 31, 2013, net unrecognized actuarial gains, which resulted primarily from the increase in the discount rate, increased by $58,344, which represents $47,848 of actuarial gains arising during the year and a $10,496 reclassification adjustment that increased the net periodic benefit cost for the year.

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

Executive Mandatory Retirement Benefit Plan

On May 5, 2011, the Board of Directors of Harris & Harris Group, Inc., terminated the Amended and Restated Executive Mandatory Retirement Benefit Plan. The plan was adopted in 2003 in order to begin planning for eventual management succession for individuals who are employed by us in a bona fide executive or high policy-making position. The plan provided benefits required by age discrimination laws as a result of the Company’s policy of mandatory retirement when such individuals attained the age of 65. Our former President accrued benefits under this plan prior to his retirement, and the termination of this plan has no impact on his accrued benefits. At December 31, 2013, and 2012, we had $222,337 and $248,729, respectively, accrued for benefits for this former employee under the plan, which is included in "Post retirement plan liabilities" on the Consolidated Statements of Assets and Liabilities.

NOTE 10. INCOME TAXES

We filed for the 1999 tax year to elect treatment as a RIC under Subchapter M of the Code and qualified for the same treatment for the years 2000 through 2013. However, there can be no assurance that we will qualify as a RIC for 2014 or subsequent years.

In the case of a RIC that furnishes capital to development corporations, there is an exception to the rule relating to the diversification of investments required to qualify for RIC treatment. This exception is available only to registered investment companies that the SEC determines to be principally engaged in the furnishing of capital to other corporations that are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available ("SEC Certification"). We have received SEC Certification since 1999, including for 2012, but it is possible that we may not receive SEC Certification in future years. We intend to apply for certification for 2013.

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

For federal tax purposes, the Company’s 2010 through 2013 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. Generally, for state tax purposes, the Company’s 2009 through 2013 tax years remain open for examination by the tax authorities under a four-year statute of limitations.

During 2013, the Company recorded a consolidated expense of $27,994 in federal, state and local income taxes. At December 31, 2013, we had $0 accrued for federal, state and local taxes payable by the Company.

We pay federal, state and local taxes primarily related to sublease income generated by Ventures, which is taxed as a C Corporation. For the years ended December 31, 2013, 2012, and 2011, our income tax expense for Ventures was $27,053, $14,331 and $5,896, respectively.

Tax expense included in the Consolidated Statement of Operations consists of the following:

	2013	2012	2011

Current	$27,994	$15,236	$6,922

Total income tax expense	$27,994	$15,236	$6,922

The Company realized short- and long-term capital gains of $15,648,618, $2,421,669 and $2,456,627 in 2013, 2012 and 2011, respectively. The Company offset these gains with capital loss carryforwards and neither owed federal income taxes on the gain nor was required to distribute any portion of this gain to shareholders.

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

As of December 31, 2013, we had no post-enactment loss carryforwards under the provisions of the Act. As of December 31, 2013, we had pre-enactment loss carryforwards totaling $3,876,148, expiring in 2018. We had no post-October losses.

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

On July 1, 2008, we signed a five-year lease for office space at 420 Florence Street, Suite 200, Palo Alto, California, which commenced on August 1, 2008, and expired on August 31, 2013. On April 26, 2011, we signed a one-year lease for office space at 530 Lytton Avenue, 2nd Floor, Palo Alto, California, commencing on July 1, 2011, and expiring on June 30, 2012. The lease was renewed commencing on July 1, 2012, and expiring on June 30, 2013, and again on July 1, 2013, and expiring on June 30, 2014. On March 22, 2012, we signed a one-year lease for office space at 140 Preston Executive Drive, Space "L," Cary, North Carolina, commencing on April 1, 2012, and expiring on March 31, 2013. The lease was renewed commencing on April 1, 2013, and expiring on March 31, 2014. Total rent expense for all of our office space was $376,360 in 2013, $408,659 in 2012 and $376,487 in 2011. Aggregate future minimum lease payments in each of the following years are: 2014 - $269,002; 2015 - $280,673; 2016 - 287,690; 2017 - $294,882; 2018 - $302,254 and thereafter for the remaining term - an aggregate of $309,811.

In the ordinary course of business, we indemnify our officers and directors, subject to certain regulatory limitations, for loss or liability related to their service on behalf of the Company, including serving on the Boards of Directors or as officers of portfolio companies. At December 31, 2013, and 2012, we believe our estimated exposure is minimal, and accordingly we have no liability recorded.

NOTE 12. CHANGE IN NET ASSETS PER SHARE

The following table sets forth the computation of basic and diluted per share net decreases in net assets resulting from operations for the years ended December 31, 2013, 2012, and 2011.

	2013	2012	2011

Numerator for decrease in net assets per share	$(7,788,958)	$(19,986,900)	$(3,541,363)

Denominator for basic weighted average shares	31,138,716	31,000,919	30,980,221

Basic net decrease in net assets per share resulting from operations	$(0.25)	$(0.65)	$(0.12)

Denominator for diluted weighted average shares	31,138,716	31,000,919	30,980,221

Diluted net decrease in net assets per share resulting from operations[1]	$(0.25)	$(0.65)	$(0.12)

Anti-dilutive shares by type:

Stock options	1,425,372	1,425,372	3,389,117
Restricted stock	436,518	548,000	0

Total anti-dilutive shares	1,861,890	1,973,372	3,389,117

1A total of 1,068,000 performance-based shares of restricted stock were outstanding during the twelve months ended December 31, 2013. These shares vest when the volume-weighted stock price is at or above pre-determined stock price targets over a 30-day period. These pre-determined stock price targets range from $5.00 per share to $9.00 per share. These shares were not included in the computation of diluted net asset value per share because as of the end of the reporting period none of the pre-determined stock price targets were met.

For the twelve months ended December 31, 2013, 2012 and 2011, the calculation of net decrease in net assets resulting from operations per diluted share does not include any stock options or restricted stock awards because such awards were anti-dilutive. Stock options and restricted stock awards may be dilutive in future periods in which there are both a net increase in net assets resulting from operations and either significant increases in our average stock price or significant decreases in the amount of unrecognized compensation cost during the period.

NOTE 13. SUBSEQUENT EVENTS

On January 15, 2014, the Company made a $500,000 follow-on investment in Senova Systems, Inc., a privately held portfolio company.

On January 21, 2014, Square 1 Bank, Kovio, Inc.'s secured creditor, finalized a transaction with Thin Film Electronics ASA, a publicly traded Norwegian-based company, to sell substantially all of the assets of Kovio. We received no proceeds as a result of this sale.

On January 23, 2014, we received $1,235,312 upon the release of a portion of the funds held in escrow from the acquisition of Xradia, Inc., by Carl Zeiss AG during 2013.

On January 31, 2014, the Company made a $415,635 follow-on investment in SiOnyx, Inc., a privately held portfolio company.

In January of 2014, we sold 17,834 shares of Solazyme, Inc., for net proceeds of $214,888.

On February 4, 2014, the Company made a $250,000 follow-on investment in Enumeral Biomedical Corp., a privately held portfolio company.

On February 5, 2014, the Company made a $19,331 follow-on investment in Laser Light Engines, Inc., a privately held portfolio company.

On February 11, 2014, the Company made a $206,997 follow-on investment in HzO, Inc., a privately held portfolio company.

On February 13, 2014, Molecular Imprints, Inc., announced that it had signed an agreement to sell its semiconductor imprint lithography equipment business to Canon, Inc. Upon closing, we expect to receive approximately $7.0 million in proceeds from the sale, including amounts to be held in escrow. We could also receive an additional $1.7 million upon the achievement of certain milestones. This merger is expected to be completed by April of 2014, subject to normal shareholder and governmental approvals. In addition to the merger, a new spin-out company will be formed retaining its original Molecular Imprints name. We will be a shareholder of the new spin-out company.

On February 19, 2014, the Company made a $245,017 follow-on investment in OpGen, Inc., a privately held portfolio company.

On February 27, 2014, the board of directors of Contour Energy Systems, Inc., adopted a plan of complete liquidation and dissolution. Following the sale of Contour Energy's assets and settlement of its liabilities, any remaining proceeds will be distributed to its shareholders. There can be no assurance of the amount we will ultimately receive from such distribution. At December 31, 2013, we valued our investment in Contour Energy at $90,844.

On March 10, 2014, the Company made a $750,000 follow-on investment in Produced Water Absorbents, Inc., a privately held portfolio company.

From January 1, 2014, to March 13, 2014, we sold 286,456 shares of Champions Oncology, Inc., for net proceeds of $332,402.

On March 10 and 12, 2014, we closed 1,500 written call option contracts on Solazyme, Inc., with a strike price of $12.50, expiring on March 22, 2014, for a payment of $218,532. We also sold 1,000 written call option contracts on Solazyme, with a strike price of $12.50, expiring in June of 2014 and 500 written call option contracts with a strike price of $12.50, expiring in September of 2014. We received net premiums of approximately $338,229 for these contracts.

NOTE 14. SELECTED QUARTERLY DATA (UNAUDITED)

	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total investment income (loss)	$185,090	$189,963	$135,025	$(39,176)

Net operating loss	$(1,935,573)	$(1,989,938)	$(1,892,794)	$(2,203,901)

Net (decrease) increase in net assets resulting from operations	$(2,060,192)	$4,104,761	$(2,096,162)	$(7,737,365)

Net (decrease) increase in net assets resulting from operations per average outstanding share	$(0.07)	$0.13	$(0.07)	$(0.25)

	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total investment income (loss)	$160,890	$(28,446)	$396,246	$193,537

Net operating loss	$(2,089,381)	$(3,275,280)	$(1,450,334)	$(1,988,348)

Net increase (decrease) in net assets resulting from operations	$5,580,183	$(1,905,919)	$(3,669,717)	$(19,991,447)

Net increase (decrease) in net assets resulting from operations per average outstanding share	$0.18	$(0.06)	$(0.12)	$(0.65)

HARRIS & HARRIS GROUP, INC. FINANCIAL HIGHLIGHTS

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2009

Per Share Operating Performance

Net asset value per share, beginning of year	$4.13	$4.70	$4.76	$4.35	$4.24

Net operating loss*	(0.26)	(0.28)	(0.27)	(0.25)	(0.32)
Net realized gain (loss) on investments*	0.59	0.08	0.08	(0.12)	(0.42)
Net (decrease) increase in unrealized appreciation on investments and written call options*(1)	(0.58)	(0.44)	0.07	0.71	0.73
Total from investment operations*	(0.25)	(0.64)	(0.12)	0.34	(0.01)

Net increase as a result of stock- based compensation expense*	0.04	0.09	0.06	0.07	0.11

Net increase as a result of stock offering, net of offering expenses	0.00	0.00	0.00	0.00	0.01

Net decrease as a result of acquisition of vested restricted stock awards related to employee withholding	(0.01)	(0.02)	0.00	0.00	0.00

Total increase from capital stock transactions	0.03	0.07	0.06	0.07	0.12

Net increase as a result of other comprehensive income	0.02	0.00	0.00	0.00	0.00

Net (decrease) increase in net asset value	(0.20)	(0.57)	(0.06)	0.41	0.11

Net asset value per share, end of year	$3.93	$4.13	$4.70	$4.76	$4.35

Stock price per share, end of year	$2.98	$3.30	$3.46	$4.38	$4.57

Total return based on stock price	(9.70)%	(4.62)%	(21.0)%	(4.16)%	15.7%

Supplemental Data:

Net assets, end of year	$122,701,575	$128,436,774	$145,698,407	$146,853,912	$134,158,258

Ratio of expenses to average net assets	6.6%	6.6%	6.1%	5.7%	7.8%

Ratio of net operating loss to average net assets	(6.3)%	(6.1)%	(5.6)%	(5.4)%	(7.6)%

Average debt outstanding	$0.00	$1,679,781	$1,254,247	$0.00	$0.00

Average debt per share	$0.00	$0.05	$0.04	$0.00	$0.00

Cash dividends paid per share	$0.00	$0.00	$0.00	$0.00	$0.00

Taxes payable on behalf of shareholders on the deemed dividend per share	$0.00	$0.00	$0.00	$0.00	$0.00

Number of shares outstanding, end of year	31,197,438	31,116,881	31,000,601	30,878,164	30,859,593

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the Exchange Act). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures. As of December 31, 2013, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management's Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm, on the Company’s internal control over financial reporting, is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2013 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information set forth under the captions "Nominees," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Audit Committee" in our Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2014, to be filed pursuant to Regulation 14A under the Exchange Act (the "2014 Proxy Statement"), is herein incorporated by reference.

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

Item 11. Executive Compensation.

The information set forth under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report on Executive Compensation" in the 2014 Proxy Statement is herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the caption "How Many Shares Do the Company's Principal Shareholders, Directors and Executive Officers Own?" in the 2014 Proxy Statement is herein incorporated by reference. The "Equity Compensation Plan Information" chart is set forth herein under Item 5.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions "Nominees" and "Related Party Transactions" in the 2014 Proxy Statement is herein incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information set forth under the captions "Audit Committee's Pre-Approval Policies" and "Fees Paid to PwC for 2013 and 2012" in the 2014 Proxy Statement is herein incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statements Schedules.

(a) The following documents are filed as a part of this report:

(1)	Listed below are the financial statements which are filed as part of this report:

•	Consolidated Statements of Assets and Liabilities as of December 31, 2013, and 2012;

•	Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011;

•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012, and 2011

•	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011;

•	Consolidated Statements of Changes in Net Assets for the years ended December 31, 2013, 2012, and 2011;

•	Consolidated Schedule of Investments as of December 31, 2013;

•	Consolidated Schedule of Investments as of December 31, 2012;

•	Footnote to Consolidated Schedule of Investments;

•	Notes to Consolidated Financial Statements; and

•	Financial Highlights for the years ended December 31, 2013, 2012, 2011, 2010 and 2009.

(2)	Schedule 12-14.

(3)	The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Exchange Act.

3.1(a)	Restated Certificate of Incorporation of Harris & Harris Group, Inc., dated September 23, 2005, incorporated by reference as Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 814-00176) filed on March 15, 2011.

3.1(b)	Certificate of Amendment of the Certificate of Incorporation of Harris & Harris Group, Inc., dated May 19, 2006, incorporated by reference to Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 814-00176) filed on March 14, 2012.

3.1(c)	Certificate of Change of the Certificate of Incorporation of Harris & Harris Group, Inc., dated August 5, 2010, incorporated by reference as Exhibit 3 to Form 8-K (File No. 814-00176) filed on August 6, 2010.

3.2	Amended and Restated By-laws, incorporated by reference as Exhibit 3.1 to the Company's Form 8-K (File No. 814-00176) filed on August 3, 2012.

4	Form of Specimen Certificate of Common Stock, incorporated by reference as Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 814-00176) filed on March 16, 2009.

10.1	Custody Agreement by and between Harris & Harris Group, Inc. and Union Bank, dated March 11, 2011, incorporated by reference as Exhibit 10.1 to the Company's Form 8-K (File No. 814-00176) filed on March 14, 2011.

10.2	Custody Agreement by and between Harris & Harris Group, Inc. and TD Bank, N.A., dated February 24, 2011, incorporated by reference as Exhibit 10.2 to the Company's Form 8-K (File No. 814-00176) filed on February 24, 2011.

10.3	Multi-Draw Term Loan Facility Credit Agreement, by and among the Company, as borrower, Orix Corporate Capital, Inc., as Administrative Agent, and the other lenders party thereto from time to time, incorporated by reference as Exhibit 10.1 to the Company's Form 8-K (File No. 814-00176) filed on September 30, 2013.

10.4	Form of Indemnification Agreement which has been established with all directors and executive officers of the Company, incorporated by reference as Exhibit 10.1 to the Company's Form 8-K (File No. 814-00176) filed on November 1, 2013.

10.5	Amended and Restated Harris & Harris Group, Inc. 2012 Equity Incentive Plan, incorporated by reference as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No 814-00176) filed on March 14, 2012.

10.6	Form of Non-Qualified Stock Option Agreement, incorporated by reference as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 814-00176) filed on March 16, 2009.

10.7	Form of Director Restricted Stock Agreement, incorporated by reference as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 814-00176) filed on May 10, 2012.

10.8	Form of Employee Restricted Stock Agreement, incorporated by reference as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 814-00176) filed on May 10, 2012.

10.9	Lease Agreement, dated September 24, 2009, between Rosh 1450 Properties LLC and Harris & Harris Group, Inc., incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00176) filed on September 24, 2009.

10.10	Harris & Harris Group, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 814-00176) filed on March 14, 2012.

14.1	Code of Conduct for Directors and Employees of Harris & Harris Group, Inc., incorporated by reference as Exhibit 14.1 to the Company's Form 10-K for the year ended December 31, 2009 (File No. 814-00176) filed on March 15, 2010.

21	Subsidiaries of Registrant and Jurisdiction of Incorporation/Organization, incorporated by reference as Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 814-00176) filed on March 15, 2013.

31.01*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRIS & HARRIS GROUP, INC.

Date: March 14, 2014	By:	/s/ Douglas W. Jamison
Douglas W. Jamison
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Douglas W. Jamison	Chairman of the Board	March 14, 2014
Douglas W. Jamison	and Chief Executive Officer

/s/ Patricia N. Egan	Chief Financial Officer	March 14, 2014
Patricia N. Egan

/s/ W. Dillaway Ayres, Jr.	Director	March 14, 2014
W. Dillaway Ayres, Jr.

/s/ Phillip A. Bauman	Director	March 14, 2014
Phillip A. Bauman

/s/ Stacy R. Brandom	Director	March 14, 2014
Stacy R. Brandom

/s/ Lucio L. Lanza	Director	March 14, 2014
Lucio L. Lanza

/s/ Charles E. Ramsey	Director	March 14, 2014
Charles E. Ramsey

/s/ Richard P. Shanley	Director	March 14, 2014
Richard P. Shanley

/s/ Bruce W. Shewmaker	Director	March 14, 2014
Bruce W. Shewmaker

EXHIBIT INDEX

The following exhibits are filed with this report in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit No.	Description

31.01	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Schedule 12-14

HARRIS & HARRIS GROUP, INC.

INVESTMENTS IN AND ADVANCES TO AFFILIATES

Name of Issuer	Title of Issue or Nature of Indebtedness(A)	Amount of Dividends or Interest Credited to Income (B)	Value as of December 31, 2012	Gross Additions (C)	Gross Reductions (D)	Value as of December 31, 2013

MAJORITY
CONTROL INVESTMENTS:

SynGlyco, Inc.	Common Stock	$0	$0	$0	$0	$0

	Secured Convertible Bridge Note	16,504	0	316,504	(238,170)	78,334

	Series A' Convertible Preferred Stock	0	521,494	0	(521,494)	0

	Senior Secured Debt	97,740	453,270	378,558	0	831,828

	Secured Convertible Bridge Note	26,312	0	376,312	(284,923)	91,389

ProMuc, Inc.	Common Stock	$0	$0	$1	$0	$1

	Secured Convertible Bridge Note	1,074	0	351,074	0	351,074

Total Control Investments		$141,630	$974,764	$1,422,449	$(1,044,587)	$1,352,626

AFFILIATE INVESTMENTS:

ABSMaterials, Inc.	Series A Convertible Preferred Stock	$0	$97,871	$374,029	$0	$471,900

	Secured Convertible Bridge Note	13,611	232,080	13,611	(245,691)	0

	Series B Convertible Preferred Stock	0	0	755,679	0	755,679

Adesto Technologies Corporation	Series A Convertible Preferred Stock	$0	$4,474,625	$0	$(3,086,349)	$1,388,276

	Series B Convertible Preferred Stock	0	4,117,841	0	(2,855,771)	1,262,070

	Series C Convertible Preferred Stock	0	1,643,416	0	(1,193,453)	449,963

	Series D Convertible Preferred Stock	0	1,227,285	0	(157,218)	1,070,067

	Series D-1 Convertible Preferred Stock	31,670	0	703,740	(142,449)	561,291

	Series E Convertible Preferred Stock	0	0	9,969,781	0	9,969,781

Name of Issuer	Title of Issue or Nature of Indebtedness(A)	Amount of Dividends or Interest Credited to Income (B)	Value as of December 31, 2012	Gross Additions (C)	Gross Reductions (D)	Value as of December 31, 2013

AgBiome, LLC	Series A-1 Convertible Preferred Stock	$0	$2,000,000	$456,834	$0	$2,456,834

	Series A-2 Convertible Preferred Stock	0	0	564,906	0	564,906

Contour Energy Systems, Inc.	Series A Convertible Preferred Stock	$0	$1,703,814	$0	$(1,703,814)	$0

	Series B Convertible Preferred Stock	0	1,008,380	0	(1,008,380)	0

	Series C Convertible Preferred Stock	0	1,125,002	0	(1,034,158)	90,844

D-Wave Systems, Inc.	Series 1 Class B Convertible Preferred Stock	$0	$1,493,024	$0	$(93,193)	$1,399,831

	Series 1 Class C Convertible Preferred Stock	0	587,432	0	(36,667)	550,765

	Series 1 Class D Convertible Preferred Stock	0	1,115,176	0	(69,607)	1,045,569

	Series 1 Class E Convertible Preferred Stock	0	351,168	0	(21,919)	329,249

	Series 1 Class F Convertible Preferred Stock	0	337,398	0	(21,060)	316,338

	Series 2 Class D Convertible Preferred Stock	0	884,524	0	(55,211)	829,313

	Series 2 Class E Convertible Preferred Stock	0	414,372	250,461	(36,488)	628,345

	Series 2 Class F Convertible Preferred Stock	0	398,124	240,638	(35,058)	603,704

	Warrants for Common Stock	0	40,103	0	(2,486)	37,617

EchoPixel, Inc.	Series Seed Convertible Preferred Stock	$0	$0	$750,000	$0	$750,000

Enumeral Biomedical Corp.	Series A Convertible Preferred Stock	$0	$1,325,507	$0	$(634,969)	$690,538

	Series A-1 Convertible Preferred Stock	0	750,000	0	(324,061)	425,939

	Series A-2 Convertible Preferred Stock	0	0	1,050,001	(483,974)	566,027

HzO, Inc.	Series A Convertible Preferred Stock	$0	$760,227	$370,135	$0	$1,130,362

	Series B Convertible Preferred Stock	2,838	1,737,366	4,358,226	0	6,095,592

Name of Issuer	Title of Issue or Nature of Indebtedness(A)	Amount of Dividends or Interest Credited to Income (B)	Value as of December 31, 2012	Gross Additions (C)	Gross Reductions (D)	Value as of December 31, 2013

Kovio, Inc.	Series A' Convertible Preferred Stock	$0	$359,321	$0	$(359,321)	$0

	Series B' Convertible Preferred Stock	0	1,362,591	0	(1,362,591)	0

	Secured Subordinated Convertible Bridge Note	0	0	50,000	(50,000)	0

Laser Light Engines, Inc.	Series A Convertible Preferred Stock	$0	$0	$0	$0	$0

	Series B Convertible Preferred Stock	0	1,008,225	0	(1,008,225)	0

	Convertible Bridge Notes	(104,436)	1,105,827	414,003	(1,355,708)	164,122

Metabolon, Inc.	Series B Convertible Preferred Stock	$0	$1,951,723	$1,046,268	$0	$2,997,991

	Series B-1 Convertible Preferred Stock	0	780,689	418,507	0	1,199,196

	Series C Convertible Preferred Stock	0	1,794,510	961,990	0	2,756,500

	Series D Convertible Preferred Stock	0	1,499,999	804,110	0	2,304,109

	Series E Convertible Preferred Stock	0	0	1,225,000	0	1,225,000

	Warrants for Series B-1 Preferred Stock	0	71,164	145,244	0	216,408

OpGen, Inc.	Series A Convertible Preferred Stock	$2,211	$0	$245,000	$0	$245,000

	Common Stock(F)	0	3,260,000	0	(3,260,000)	0

Produced Water Absorbents, Inc.	Series A Convertible Preferred Stock	$0	$278,170	$0	$(153,170)	$125,000

	Series B Convertible Preferred Stock	0	0	1,751,641	0	1,751,641

	Convertible Bridge Note	8,670	0	832,789	0	832,789

Senova Systems, Inc.	Series B Convertible Preferred Stock	$0	$810,000	$0	$(270,000)	$540,000

	Series B-1 Convertible Preferred Stock	3,961	0	603,960	0	603,960

	Warrants for Series B Preferred Stock	0	98,637	20,000	(42,887)	75,750

Name of Issuer	Title of Issue or Nature of Indebtedness(A)	Amount of Dividends or Interest Credited to Income (B)	Value as of December 31, 2012	Gross Additions (C)	Gross Reductions (D)	Value as of December 31, 2013

SiOnyx, Inc.	Series A Convertible Preferred Stock	$0	$160,367	$0	$(116,586)	$43,781

	Series A-1 Convertible Preferred Stock	0	2,037,507	0	(1,481,257)	556,250

	Series A-2 Convertible Preferred Stock	0	2,889,736	0	(2,100,823)	788,913

	Series B-1 Convertible Preferred Stock	0	1,300,000	0	(848,097)	451,903

	Series C Convertible Preferred Stock	0	1,255,523	0	(284,997)	970,526

	Warrants for Series B-1 Preferred Stock	0	50,113	0	(31,948)	18,165

	Warrants for Common Stock	0	32,098	0	(10,711)	21,387

	Secured Convertible Bridge Notes	23,597	0	1,719,458	0	1,719,458

Ultora, Inc.	Series A Convertible Preferred Stock	0	671,830	0	(670,042)	1,788

	Series B Convertible Preferred Stock	0	0	236,603	0	236,603

Total Affiliate Investments		$(17,878)	$50,602,765	$30,332,614	$(26,648,339)	$54,287,040

(A)	Common stock, warrants, options, membership units and, in some cases, preferred stock are generally non-income producing and restricted. The principal amount of debt and the number of shares of common and preferred stock and number of membership units are shown in the accompanying Consolidated Schedules of Investments as of December 31, 2013 and 2012.

(B)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was a control or affiliate investment, as appropriate. Amounts credited to preferred or common stock represent accrued bridge note interest related to conversions that occurred during 2013.

(C)	Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees. Gross additions also include net increases in unrealized appreciation or decreases in unrealized depreciation.

(D)	Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs. Gross reductions also include net increases in unrealized depreciation or decreases in unrealized appreciation.

(E)	Debt security is on non-accrual status and, therefore, is considered non-income producing during the year ended December 31, 2013.

(F)	At December 31, 2012, we owned $3,260,000 shares of Series C Convertible Preferred Stock in OpGen, Inc. During 2013, these shares converted to common stock. At December 31, 2013, the value of these shares of common stock was $0.

**Information related to the amount of equity in the net profit and loss for the year for the investments listed has not been included in this schedule. This information is not considered to be meaningful owing to the complex capital structures of the portfolio companies, with different classes of equity securities outstanding with different preferences in liquidation. These investments are not consolidated, nor are they accounted for under the equity method of accounting.

