Form 10-Q
period 2014-03-31
HARRIS & HARRIS GROUP INC /NY/
filed 2014-05-08
CIK 893739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      ☐                         No      ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2014
Common Stock, $0.01 par value per share	31,201,440 shares

Harris & Harris Group, Inc.

Form 10-Q, March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

In the opinion of management, these financial statements reflect all adjustments, consisting of valuation adjustments and normal recurring accruals, necessary for a fair statement of our financial position, results of operations and cash flows for such periods.

Harris & Harris Group, Inc.® (the "Company," "us," "our" and "we"), is an internally managed venture capital company that has elected to operate as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). Certain information and disclosures normally included in the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted as permitted by Regulation S-X and Regulation S-K. Accordingly, they do not include all information and disclosures necessary for a fair presentation of our financial position, results of operations and cash flows in conformity with GAAP. The results of operations for any interim period are not necessarily indicative of the results for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Investments, in portfolio securities at value:
Unaffiliated privately held companies (cost: $29,191,275 and $29,277,213, respectively)	$28,700,814	$29,199,564
Unaffiliated rights to milestone payments (adjusted cost basis: $3,291,750 and $3,291,750, respectively)	3,491,600	3,489,433
Unaffiliated publicly traded securities (cost: $1,989,451 and $2,451,410, respectively)	4,270,450	5,570,796
Non-controlled affiliated privately held companies (cost: $66,973,172 and $71,843,448, respectively)	53,080,562	54,287,040
Controlled affiliated privately held companies (cost: $9,099,877 and $9,065,972, respectively)	1,358,342	1,352,626
Total, investments in private portfolio companies, rights to milestone payments and public securities at value (cost: $110,545,525 and $115,929,793, respectively)	$90,901,768	$93,899,459
Investments, in U.S. Treasury securities at value (cost: $19,999,479 and $18,999,765, respectively)	19,999,600	18,999,810
Cash	5,901,234	8,538,548
Receivable from sales of investments (Note 3)	0	448,886
Funds held in escrow from sales of investments at value (Note 3)	551,294	1,786,390
Receivable from portfolio company	54,160	54,160
Interest receivable	43,330	22,804
Prepaid expenses (Note 3)	903,431	991,409
Other assets	310,407	322,480
Total assets	$118,665,224	$125,063,946

LIABILITIES & NET ASSETS

Post retirement plan liabilities (Note 8)	$1,136,305	$1,120,262
Accounts payable and accrued liabilities	536,586	785,608
Deferred rent	342,034	353,001
Written call options payable (premiums received: $342,735 and $112,382, respectively) (Note 7)	167,500	103,500
Total liabilities	2,182,425	2,362,371

Net assets	$116,482,799	$122,701,575

Net assets are comprised of:
Preferred stock, $0.10 par value, 2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares authorized at 3/31/14 and 12/31/13; 33,026,178 issued at 3/31/14 and 12/31/13	330,262	330,262
Additional paid in capital (Note 9)	214,629,388	214,320,241
Accumulated net operating and realized loss	(76,477,859)	(67,449,176)
Accumulated unrealized depreciation of investments	(19,468,401)	(22,021,407)
Accumulated other comprehensive income (Note 8)	874,940	927,186
Treasury stock, at cost (1,828,740 shares at 3/31/14 and 12/31/13)	(3,405,531)	(3,405,531)

Net assets	$116,482,799	$122,701,575

Shares outstanding	31,197,438	31,197,438

Net asset value per outstanding share	$3.73	$3.93

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Investment income:
Interest from:
Unaffiliated companies	$50,235	$74,995
Non-controlled affiliated companies	42,276	15,305
Controlled affiliated companies	34,726	46,804
Cash and U.S. Treasury securities and other	3,549	5,659
Miscellaneous income	15,505	42,327
Total investment income	146,291	185,090

Expenses:
Salaries, benefits and stock-based
compensation (Note 9)	1,412,360	1,317,685
Administration and operations	130,480	134,092
Professional fees	211,871	385,730
Interest and other debt expense	93,720	5,831
Directors' fees and expenses	93,277	72,470
Rent	68,026	101,215
Amortization of prepaid insurance premiums	83,933	76,123
Custody fees	14,791	13,793
Depreciation	13,205	13,724
Total expenses	2,121,663	2,120,663

Net operating loss	(1,975,372)	(1,935,573)

Net realized (loss) gain:
Realized (loss) gain from investments:
Unaffiliated companies	0	0
Non-controlled affiliated companies	(7,299,284)	(4,236,033)
Publicly traded companies	372,615	893,004
Written call options	(110,656)	23,948
Purchased put options	0	(57,082)
Realized loss from investments	(7,037,325)	(3,376,163)

Income tax expense (Note 10)	15,986	22,010
Net realized loss from investments	(7,053,311)	(3,398,173)

Net decrease in unrealized depreciation on investments:
Investments	2,386,653	3,148,194
Written call options	166,353	125,360
Net decrease in unrealized
depreciation on investments	2,553,006	3,273,554

Net realized and unrealized loss on investments	(4,500,305)	(124,619)

Net decrease in net assets resulting from operations:

Total	$(6,475,677)	$(2,060,192)

Per average basic and diluted outstanding share	$(0.21)	$(0.07)

Average outstanding shares	31,197,438	31,116,881

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013

Net decrease resulting from operations	$(6,475,677)	$(2,060,192)

Other comprehensive income (loss):

Prior service cost (Note 8)	0	1,101,338
Amortization of prior service cost	(52,246)	(43,538)

Other comprehensive (loss) income	(52,246)	1,057,800

Comprehensive (loss) income	$(6,527,923)	$(1,002,392)

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Cash flows (used in) provided by operating activities:
Net decrease in net assets resulting from operations	$(6,475,677)	$(2,060,192)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss and unrealized appreciation on investments	4,484,319	102,609
Depreciation of fixed assets, amortization of premium or
discount on U.S. government securities and prepaid assets
and accretion of bridge note interest	(75,321)	(58,495)
Stock-based compensation expense	309,147	314,721
Amortization of prior service cost	(52,246)	(43,538)
Purchase of U.S. government securities	(19,999,044)	(13,999,456)
Sale of U.S. government securities	18,999,008	14,000,000
Purchase of affiliated portfolio companies	(2,386,980)	(2,063,170)
Purchase of unaffiliated portfolio companies	0	(452,540)
Payments received on debt investments	97,990	76,751
Proceeds from sale of investments and conversion of bridge notes	2,070,534	3,077,920
Proceeds from call option premiums	338,229	352,809
Payments for put and call option purchases	(218,532)	64,578

Changes in assets and liabilities:
Receivable from sales of investments	448,886	(148,729)
Restricted funds	0	(5)
Receivable from portfolio company	0	2,770
Interest receivable	(20,526)	22,108
Prepaid expenses	87,978	(313,750)
Other assets	(379)	(9,418)
Post retirement plan liabilities	16,043	25,830
Accounts payable and accrued liabilities	(249,022)	(199,438)
Deferred rent	(10,967)	(9,304)
Other liabilities	0	400
Net cash used in operating activities	(2,636,560)	(1,317,539)

Cash flows from investing activities:
Purchase of fixed assets	(754)	(1,472)
Net cash used in investing activities	(754)	(1,472)

Net decrease in cash	$(2,637,314)	$(1,319,011)

Cash at beginning of the period	8,538,548	8,379,111
Cash at end of the period	$5,901,234	$7,060,100

Supplemental disclosures of cash flow information:
Income taxes paid	$15,986	$22,010
Interest paid	$0	$0

Supplemental schedule of non-cash activities:
Impact of plan amendment on post-retirement plan liabilities	$(52,246)	$1,057,800

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	Three Months Ended	Year Ended
	March 31, 2014	December 31, 2013

Changes in net assets from operations:

Net operating loss	$(1,975,372)	$(8,022,206)
Net realized (loss) gain on investments	(7,053,311)	18,516,268
Net decrease (increase) in unrealized depreciation on investments	2,386,653	(18,284,402)
Net increase in unrealized appreciation on written call options	166,353	1,382

Net decrease in net assets resulting from operations	(6,475,677)	(7,788,958)

Changes in net assets from capital stock transactions:

Acquisition of vested restricted stock awards to pay required employee withholding tax	0	(123,183)
Stock-based compensation expense	309,147	1,249,756

Net increase in net assets resulting from capital stock transactions	309,147	1,126,573

Changes in net assets from accumulated other comprehensive income:

Other comprehensive (loss) income	(52,246)	927,186

Net (decrease) increase in net assets resulting from accumulated other comprehensive income	(52,246)	927,186

Net decrease in net assets	(6,218,776)	(5,735,199)

Net Assets:

Beginning of the period	122,701,575	128,436,774

End of the period	$116,482,799	$122,701,575

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2014 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 31.3% of net assets at value

Private Placement Portfolio (Illiquid) (4) – 24.6% of net assets at value

Bridgelux, Inc. (5)(8)(10)		Energy
Manufacturing high-power light emitting diodes (LEDs) and arrays
Series B Convertible Preferred Stock	(M)		$1,000,000	1,861,504	$342,876
Series C Convertible Preferred Stock	(M)		1,352,196	2,130,699	392,460
Series D Convertible Preferred Stock	(M)		1,371,622	999,999	1,241,477
Series E Convertible Preferred Stock	(M)		672,599	440,334	710,432
Series E-1 Convertible Preferred Stock	(M)		386,073	399,579	473,753
Warrants for Series C Convertible Preferred Stock expiring 12/31/14	( I )		168,270	163,900	1,607
Warrants for Series D Convertible Preferred Stock expiring 8/26/14	( I )		88,531	124,999	30,620
Warrants for Series D Convertible Preferred Stock expiring 3/10/15	( I )		40,012	41,666	17,257
Warrants for Series E Convertible Preferred Stock expiring 12/31/17	( I )		93,969	170,823	187,838
Warrants for Common Stock expiring 6/1/16	( I )		72,668	132,100	1,277
Warrants for Common Stock expiring 8/9/18	( I )		148,409	171,183	13,149
Warrants for Common Stock expiring 10/21/18	( I )		18,816	84,846	3,415
			5,413,165		3,416,161

Cambrios Technologies Corporation (5)(8)(10)		Electronics
Developing nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock	(M)		1,294,025	1,294,025	1,165,383
Series C Convertible Preferred Stock	(M)		1,300,000	1,300,000	1,170,764
Series D Convertible Preferred Stock	(M)		515,756	515,756	773,634
Series D-2 Convertible Preferred Stock	(M)		92,400	92,400	92,400
Series D-4 Convertible Preferred Stock	(M)		216,168	216,168	216,168
			3,418,349		3,418,349

Cobalt Technologies, Inc. (5)(8)(9)(10)(11)		Energy
Developing processes for making bio- butanol through biomass fermentation
Series C-1 Convertible Preferred Stock	(M)		749,998	352,112	469,577
Series D-1 Convertible Preferred Stock	(M)		122,070	48,828	70,771
Series E-1 Convertible Preferred Stock	(M)		114,938	46,089	56,424
Warrants for Series E-1 Pref. Stock expiring on 10/9/22	( I )		2,781	1,407	1,455
Warrants for Series E-1 Pref. Stock expiring on 3/11/23	( I )		5,355	2,707	2,841
			995,142		601,068

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2014 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 31.3% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) – 24.6% of net assets at value (Cont.)

Ensemble Therapeutics Corporation (5)(8)(9)(12)		Life Sciences
Developing DNA-Programmed ChemistryTM for the discovery of new classes of therapeutics
Series B Convertible Preferred Stock	(H)		$2,000,000	1,449,275	$1,168,858
Secured Convertible Bridge Note, 8%, acquired 9/11/08	(H)		361,503	$250,211	1,335,791
Secured Convertible Bridge Note, 8%, acquired 12/10/09	(H)		65,731	$48,868	256,018
Secured Convertible Bridge Note, 8%, acquired 1/25/12	(H)		128,544	$109,400	554,534
Secured Convertible Bridge Note, 8%, acquired 3/28/13	(H)		79,572	$73,598	366,153
Secured Convertible Bridge Note, 8%, acquired 6/24/13	(H)		27,353	$25,759	127,656
Secured Convertible Bridge Note, 8%, acquired 7/8/13	(H)		14,806	$13,983	69,257
			2,677,509		3,878,267

GEO Semiconductor Inc. (5)		Electronics
Developing programmable, high-performance
video and geometry processing solutions
Participation Agreement with Montage
Capital relating to the following assets:
Warrants for Series A Pref. Stock expiring on 9/17/17	( I )		66,684	100,000	92,775
Warrants for Series A-1 Pref. Stock expiring on 6/30/18	( I )		23,566	34,500	35,691
Loan and Security Agreement with GEO Semiconductor relating to the following assets:
Warrants for Series A Pref. Stock expiring on 3/1/18	( I )		7,512	10,000	8,769
Warrants for Series A-1 Pref. Stock expiring on 6/29/18	( I )		7,546	10,000	9,004
			105,308		146,239

Mersana Therapeutics, Inc. (5)(8)(9)(10)(13)		Life Sciences
Developing antibody drug conjugates for cancer therapy
Series A-1 Convertible Preferred Stock	(M)		443,038	411,630	443,038
Common Stock	(M)		3,875,395	350,539	108,667
			4,318,433		551,705

Molecular Imprints, Inc. (5)(8)(10)(14)		Electronics
Manufacturing nanoimprint lithography capital equipment
Series B Convertible Preferred Stock	( I )		2,000,000	1,333,333	1,878,158
Series C Convertible Preferred Stock	( I )		2,406,595	1,285,071	2,360,990
Non-Convertible Bridge Note	( I )		0	$0	4,044,415
			4,406,595		8,283,563

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2014 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 31.3% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) – 24.6% of net assets at value (Cont.)

Nanosys, Inc. (5)(8)		Energy
Developing inorganic nanowires and quantum dots for use in LED-backlit devices Series C Convertible Preferred Stock	(M)		$1,500,000	803,428	$1,034,596
Series D Convertible Preferred Stock	(M)		3,000,003	1,016,950	2,145,946
Series E Convertible Preferred Stock	(M)		496,573	433,688	689,000
Unsecured Convertible Bridge Note, 4%, acquired 7/16/12	(M)		46,818	$43,821	125,705
			5,043,394		3,995,247

Nano Terra, Inc. (5)(9)		Energy
Developing surface chemistry and nano- manufacturing solutions
Senior secured debt, 12.0%, maturing on 12/1/15	( I )		608,533	$643,936	635,600
Warrants for Series A-2 Pref. Stock expiring on 2/22/21	( I )		69,168	446,248	21,503
Warrants for Series C Pref. Stock expiring on 11/15/22	( I )		35,403	241,662	89,601
			713,104		746,704

Nantero, Inc. (5)(8)(9)(10)		Electronics
Developing a high-density, nonvolatile, random access memory chip, enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		489,999	345,070	1,349,224
Series B Convertible Preferred Stock	(M)		323,000	207,051	809,569
Series C Convertible Preferred Stock	(M)		571,329	188,315	736,312
Series D Convertible Preferred Stock	(M)		139,075	35,569	139,075
			1,523,403		3,034,180

OHSO Clean, Inc. (5)(15)		Life Sciences
Developing natural, hypoallergenic household cleaning products enabled by nanotechnology- enabled formulations of thyme oil
Participation Agreement with Montage
Capital relating to the following assets:
Senior secured debt, 13.00%, maturing on 3/31/15	( I )		485,131	$581,440	557,720
Warrants for Series C Pref. Stock expiring on 3/30/22	( I )		91,742	1,109,333	71,611
			576,873		629,331

Total Unaffiliated Private Placement Portfolio (cost: $29,191,275)					$28,700,814

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2014 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Rights to Milestone Payments (Illiquid) (6) – 3.0% of net assets at value

Amgen, Inc. (8)(10)		Life Sciences
Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	( I )		$3,291,750	$3,291,750	$3,491,600

Laird Technologies, Inc. (8)(10)		Energy
Rights to Milestone Payments from Merger &
Acquisition of Nextreme Thermal Solutions, Inc.	( I )		0	0	0

Total Unaffiliated Rights to Milestone Payments (cost: $3,291,750)					$3,491,600

Publicly Traded Portfolio (7) – 3.7% of net assets at value

Solazyme, Inc. (5)(10)(16)		Energy
Developing algal biodiesel, industrial
chemicals and specialty ingredients using synthetic biology
Common Stock	(M)		$354,422	150,000	$1,741,500

Champions Oncology, Inc. (5)(10)		Life Sciences
Developing its TumorGraftTM platform for personalized medicine and drug development
Common Stock	(M)		1,634,629	2,539,895	2,514,496
Warrants for Common Stock expiring 1/29/18	( I )		400	40,000	14,454
			1,635,029		2,528,950

Total Unaffiliated Publicly Traded Portfolio (cost: $1,989,451)					$4,270,450

Total Investments in Unaffiliated Companies (cost: $34,472,476)					$36,462,864

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2014 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 45.6% of net assets at value

Private Placement Portfolio (Illiquid) (17) – 45.6% of net assets at value

ABSMaterials, Inc. (5)(8)(9)		Energy
Developing nano-structured absorbent materials for environmental remediation
Series A Convertible Preferred Stock	(M)		$435,000	390,000	$471,900
Series B Convertible Preferred Stock	(M)		717,644	624,528	755,679
			1,152,644		1,227,579

Adesto Technologies Corporation (5)(8)(18)		Electronics
Developing low-power, high-performance memory devices
Series A Convertible Preferred Stock	(M)		2,200,000	6,547,619	1,388,276
Series B Convertible Preferred Stock	(M)		2,200,000	5,952,381	1,262,070
Series C Convertible Preferred Stock	(M)		1,485,531	2,122,187	479,218
Series D Convertible Preferred Stock	(M)		1,393,147	1,466,470	1,040,812
Series D-1 Convertible Preferred Stock	(M)		703,740	987,706	561,291
Series E Convertible Preferred Stock	(M)		2,499,999	3,508,771	9,969,781
			10,482,417		14,701,448

AgBiome, LLC (formerly AgInnovation, LLC) (5)(8)(9)(10)		Life Sciences
Providing early stage research and discovery for agriculture and utilizing the crop microbiome to identify products that reduce risk and improve yield
Series A-1 Convertible Preferred Stock	(M)		2,000,000	2,000,000	2,456,834
Series A-2 Convertible Preferred Stock	(M)		521,740	417,392	564,906
			2,521,740		3,021,740

Contour Energy Systems, Inc. (5)(8)(9)(10)(19)		Energy
Developing batteries using nano-structured materials
Series A Convertible Preferred Stock	(M)		2,009,995	2,565,798	0
Series B Convertible Preferred Stock	(M)		1,300,000	812,500	0
Series C Convertible Preferred Stock	(M)		1,200,000	1,148,325	21,418
			4,509,995		21,418

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2014 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 45.6% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (17) – 45.6% of net assets at value (Cont.)

D-Wave Systems, Inc. (8)(9)(10)(20)		Electronics
Developing high-performance quantum computing systems
Series 1 Class B Convertible Preferred Stock	(M)		$1,002,074	1,144,869	$1,347,167
Series 1 Class C Convertible Preferred Stock	(M)		487,804	450,450	530,045
Series 1 Class D Convertible Preferred Stock	(M)		748,473	855,131	1,006,233
Series 1 Class E Convertible Preferred Stock	(M)		248,049	269,280	316,862
Series 1 Class F Convertible Preferred Stock	(M)		238,323	258,721	304,437
Series 2 Class D Convertible Preferred Stock	(M)		736,019	678,264	798,113
Series 2 Class E Convertible Preferred Stock	(M)		659,493	513,900	604,705
Series 2 Class F Convertible Preferred Stock	(M)		633,631	493,747	580,992
Warrants for Common Stock expiring 6/30/15	( I )		98,644	153,890	31,882
			4,852,510		5,520,436

EchoPixel, Inc. (5)(8)(9)(10)		Life Sciences
Developing algorithms and software to improve visualization of data for life science and healthcare applications
Series Seed Convertible Preferred Stock	(M)		750,000	2,516,778	750,000

Enumeral Biomedical Corp. (5)(8)(9)		Life Sciences
Developing therapeutics and diagnostics through functional assaying of single cells
Series A Convertible Preferred Stock	(M)		1,026,832	957,038	1,047,671
Series A-1 Convertible Preferred Stock	(M)		750,000	576,923	618,601
Series A-2 Convertible Preferred Stock	(M)		1,050,001	724,138	799,460
Secured Convertible Bridge Note, 12%, acquired 2/3/14	( I )		197,183	$250,000	254,750
Warrants for Common Stock expiring 2/2/24	( I )		57,567	231,481	57,408
			3,081,583		2,777,890

HzO, Inc. (5)(8)(9)		Electronics
Developing novel industrial coatings that protect electronics against damage from liquids
Series A Convertible Preferred Stock	(M)		666,667	4,057,294	1,130,362
Series B Convertible Preferred Stock	(M)		5,709,835	22,668,943	6,315,568
			6,376,502		7,445,930

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2014 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Non-Controlled Affiliated Companies (3) – 45.6% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (17) – 45.6% of net assets at value (Cont.)

Laser Light Engines, Inc. (5)(8)(9)		Energy
Manufacturing solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	( I )		2,000,000	7,499,062	$0
Series B Convertible Preferred Stock	( I )		3,095,802	13,571,848	0
Secured Convertible Bridge Note, 12%, acquired 10/7/11	( I )		200,000	$200,000	0
Secured Convertible Bridge Note, 12%, acquired 11/17/11	( I )		95,652	$95,652	0
Secured Convertible Bridge Note, 12%, acquired 12/21/11	( I )		82,609	$82,609	0
Secured Convertible Bridge Note, 12%, acquired 3/5/12	( I )		434,784	$434,784	0
Secured Convertible Bridge Note, 12%, acquired 7/26/12	( I )		186,955	$186,955	0
Secured Convertible Bridge Note, 20%, acquired 4/29/13	( I )		166,667	$166,667	0
Secured Convertible Bridge Note, 20%, acquired 7/22/13	( I )		166,667	$166,667	0
Secured Convertible Bridge Note, 10%, acquired 10/30/13	( I )		80,669	$80,669	0
Secured Convertible Bridge Note, 10%, acquired 2/5/14	( I )		19,331	$19,331	0
			6,529,136		0

Metabolon, Inc. (5)(8)(10)		Life Sciences
Developing service and diagnostic products through the use of a metabolomics, or biochemical, profiling platform
Series B Convertible Preferred Stock	(M)		2,500,000	371,739	2,997,991
Series B-1 Convertible Preferred Stock	(M)		706,214	148,696	1,199,196
Series C Convertible Preferred Stock	(M)		1,000,000	1,000,000	2,756,500
Series D Convertible Preferred Stock	(M)		1,499,999	835,882	2,304,109
Series E Convertible Preferred Stock	(M)		1,225,000	444,404	1,225,000
Warrants for Series B-1 Convertible Preferred Stock expiring 3/25/15	( I )		293,786	74,348	172,240
			7,224,999		10,655,036

OpGen, Inc. (8)		Life Sciences
Developing tools for genomic sequence assembly and analysis
Series A Convertible Preferred Stock	(M)		490,017	490,017	490,017
Common Stock	(M)		3,260,000	29,883	0
			3,750,017		490,017

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2014 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 45.6% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (17) – 45.6% of net assets at value (Cont.)

Produced Water Absorbents, Inc. (5)(8)(9)		Energy
Developing nano-structured absorbent materials for environmental remediation of contaminated water in the oil and gas industries
Series A Convertible Preferred Stock	(M)		$1,000,000	1,000,000	$125,000
Series B Convertible Preferred Stock	(M)		2,475,506	9,902,024	2,600,506
Secured Convertible Bridge Note, 0%, acquired 3/7/14	(M)		750,000	$750,000	750,000
			4,225,506		3,475,506

Senova Systems, Inc. (5)(8)(9)		Life Sciences
Developing next-generation sensors to measure pH
Series B Convertible Preferred Stock	(M)		1,218,462	1,350,000	540,000
Series B-1 Convertible Preferred Stock	(M)		1,083,960	2,759,902	1,103,960
Warrants for Series B Preferred Stock expiring 10/15/17	( I )		131,538	164,423	65,753
Warrants for Series B Preferred Stock expiring 4/24/18	( I )		20,000	25,000	9,997
			2,453,960		1,719,710

SiOnyx, Inc. (5)(8)(9)		Electronics
Developing silicon-based optoelectronic
products enabled by its proprietary Black Silicon
Series A Convertible Preferred Stock	(M)		750,000	233,499	0
Series A-1 Convertible Preferred Stock	(M)		890,000	2,966,667	0
Series A-2 Convertible Preferred Stock	(M)		2,445,000	4,207,537	0
Series B-1 Convertible Preferred Stock	(M)		1,169,561	1,892,836	0
Series C Convertible Preferred Stock	(M)		1,171,316	1,674,030	0
Secured Convertible Bridge Note, 8%, acquired 1/31/14	(M)		1,298,207	$1,281,125	1,035,461
Warrants for Series B-1 Convertible Preferred Stock expiring 2/23/17	( I )		130,439	247,350	0
Warrants for Common Stock expiring 3/28/17	( I )		84,207	418,507	0
			7,938,730		1,035,461

Ultora, Inc. (5)(8)(9)(10)		Energy
Developing energy-storage devices enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		886,830	17,736	1,788
Series B Convertible Preferred Stock	(M)		236,603	2,347,254	236,603
			1,123,433		238,391

Total Non-Controlled Private Placement Portfolio (cost: $66,973,172)					$53,080,562

Total Investments in Non-Controlled Affiliated Companies (cost: $66,973,172)					$53,080,562

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2014 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Controlled Affiliated Companies (3) – 1.2% of net assets at value

Private Placement Portfolio (Illiquid) (21) – 1.2% of net assets at value

SynGlyco, Inc. (5)(8)(9)		Life Sciences
Developing synthetic carbohydrates for pharmaceutical applications
Common Stock	( I )		$2,729,817	57,463	$0
Series A' Convertible Preferred Stock	( I )		4,855,627	4,855,627	0
Senior Secured Debt, 12.00%, maturing on 12/11/14	( I )		450,816	$500,000	830,851
Secured Convertible Bridge Note, 8%, acquired 1/23/13	( I )		383,216	$350,000	91,276
Secured Convertible Bridge Note, 8%, acquired 4/25/13	( I )		322,422	$300,000	78,236
			8,741,898		1,000,363

ProMuc, Inc. (5)(8)(9)		Life Sciences
Developing synthetic mucins for the nutritional, food and healthcare markets
Common Stock	(M)		1	1,000	1
Secured Convertible Bridge Note, 8%, acquired 12/18/13	(M)		357,978	$350,000	357,978
			357,979		357,979

Total Controlled Private Placement Portfolio (cost: $9,099,877)					$1,358,342

Total Investments in Controlled Affiliated Companies (cost: $9,099,877)					$1,358,342

Total Private Placement and Publicly Traded Portfolio (cost: $110,545,525)					$90,901,768

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2014 (Unaudited)

	Method of		Shares/
	Valuation (1)	Cost	Principal	Value

U.S. Government Securities (22) – 17.2% of net assets at value

U.S. Treasury Bill — due date 04/24/14	(M)	$19,999,479	$20,000,000	$19,999,600

Total Investments in U.S. Government Securities (cost: $19,999,479)				$19,999,600

Total Investments (cost: $130,545,004)				$110,901,368

	Method of	Number of
	Valuation (1)	Contracts	Value

Written Call Options (23) – (0.14)% of net assets at value

Solazyme, Inc. — Strike Price $12.50, June 21, 2014	(M)	1,000	(95,000)

Solazyme, Inc. — Strike Price $12.50, September 20, 2014	(M)	500	(72,500)

Total Written Call Options (Premiums Received $342,735)			$(167,500)

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2014 (Unaudited)

Notes to Consolidated Schedule of Investments

(1)	See "Footnote to Consolidated Schedule of Investments" on page 31for a description of the "Valuation Procedures."

(2)	We classify "Energy" companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials. We classify "Electronics" companies as those that address problems in electronics-related industries, including semiconductors. We classify "Life Sciences" companies as those that address problems in life sciences-related industries, including biotechnology, agriculture, advanced materials and chemicals, healthcare, bioprocessing, water, industrial biotechnology, food, nutrition and energy.

(3)	Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own five percent or more, but less than 25 percent, of the voting shares of the portfolio company, or where we hold one or more seats on the portfolio company’s Board of Directors but do not control the company. Investments in controlled affiliated companies consist of investments in which we own 25 percent or more of the voting shares of the portfolio company or otherwise control the company.

(4)	The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $29,191,275. The gross unrealized appreciation based on the tax cost for these securities is $6,715,492. The gross unrealized depreciation based on the tax cost for these securities is $7,205,953.

(5)	All or a portion of the investments or instruments are pledged as collateral under our loan facility.

(6)	The aggregate cost for federal income tax purposes of investments in unaffiliated rights to milestone payments is $3,291,750. The gross unrealized appreciation based on the tax cost for these securities is $199,850. The gross unrealized depreciation based on the tax cost for these securities is $0.

(7)	The aggregate cost for federal income tax purposes of investments in unaffiliated publicly traded companies is $1,989,451. The gross unrealized appreciation based on the tax cost for these securities is $2,280,999. The gross unrealized depreciation based on the tax cost for these securities is $0.

(8)	We are subject to legal restrictions on the sale of our investment(s) in this company.

(9)	These investments are development-stage companies. A development-stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations, or it has commenced such operations but has not realized significant revenue from them.

(10)	Represents a non-income producing security. Investments that have not paid dividends or interest within the last 12 months are considered to be non-income producing.

(11)	Cobalt Technologies, Inc., also does business as Cobalt Biofuels.

(12)	With our investments in convertible bridge notes issued by Ensemble Therapeutics Corporation, we received warrants to purchase a number of shares of the class of stock sold in the next financing of Ensemble Therapeutics Corporation equal to $260,989 divided by the price per share of the class of stock sold in the next financing of Ensemble Therapeutics Corporation. The ability to exercise these warrants is, therefore, contingent on Ensemble Therapeutics Corporation completing successfully a subsequent round of financing. These warrants shall expire and no longer be exercisable on dates ranging from September 10, 2015, through July 8, 2020. The cost basis of these warrants is $157.

The accompanying unaudited notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2014 (Unaudited)

(13)	With our investment in the Mersana Therapeutics, Inc., Series A-1 financing, we received a warrant to purchase 277,760 shares of Series A-2 Convertible Preferred Stock. The ability to exercise the warrant is contingent upon Mersana's achievement of certain milestones. Mersana has not achieved those milestones as of March 31, 2014, and, therefore, this warrant is a contingent asset as of that date. The warrant will expire on July 27, 2022.

(14)	As part of a loan the Company made to Molecular Imprints, Inc., in the second quarter of 2011, we received a liquidation preference payable upon a sale of the company equal to three times the principal of the loan, or $4,044,450. This preference is senior to the preferences of the outstanding preferred stock. While the loan has since been repaid, this liquidation preference remained outstanding as of March 31, 2014. On April 18, 2014, Canon, Inc., completed its acquisition of Molecular Imprints' semiconductor lithography equipment business. See "Note 12. Subsequent Events."

(15)	OHSO Clean, Inc. also does business as CleanWell Company.

(16)	All of the shares of this security are held in connection with written call option contracts and are, therefore, pledged to brokers.

(17)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated privately held companies is $66,973,172. The gross unrealized appreciation based on the tax cost for these securities is $9,961,357. The gross unrealized depreciation based on the tax cost for these securities is $23,853,967.

(18)	Adesto Technologies Corporation's Series E shares have certain rights and preferences in a sale or IPO that are not ascribed to the other classes of stock.

(19)	On February 27, 2014, the board of directors of Contour Energy Systems, Inc., adopted a plan of complete liquidation and dissolution.

(20)	D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave Systems, Inc., through Parallel Universes, Inc., a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. See "Note 2. Summary of Significant Accounting Policies."

(21)	The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $9,099,877. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $7,741,535.

(22)	The aggregate cost for federal income tax purposes of our U.S. government securities is $19,999,479. The gross unrealized appreciation on the tax cost for these securities is $121. The gross unrealized depreciation on the tax cost of these securities is $0.

(23)	Initial investment was made in 2014.

The accompanying unaudited notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 31.2% of net assets at value

Private Placement Portfolio (Illiquid) (4) – 23.8% of net assets at value

Bridgelux, Inc. (5)(8)(10)		Energy
Manufacturing high-power light emitting diodes (LEDs) and arrays
Series B Convertible Preferred Stock	(M)		$1,000,000	1,861,504	$318,898
Series C Convertible Preferred Stock	(M)		1,352,196	2,130,699	365,014
Series D Convertible Preferred Stock	(M)		1,371,622	999,999	1,070,897
Series E Convertible Preferred Stock	(M)		672,599	440,334	704,760
Series E-1 Convertible Preferred Stock	(M)		386,073	399,579	468,606
Warrants for Series C Convertible Preferred Stock expiring 12/31/14	( I )		168,270	163,900	2,762
Warrants for Series D Convertible Preferred Stock expiring 8/26/14	( I )		88,531	124,999	40,686
Warrants for Series D Convertible Preferred Stock expiring 3/10/15	( I )		40,012	41,666	19,466
Warrants for Series E Convertible Preferred Stock expiring 12/31/17	( I )		93,969	170,823	190,679
Warrants for Common Stock expiring 6/1/16	( I )		72,668	132,100	1,656
Warrants for Common Stock expiring 8/9/18	( I )		148,409	171,183	13,538
Warrants for Common Stock expiring 10/21/18	( I )		18,816	84,846	3,680
			5,413,165		3,200,642

Cambrios Technologies Corporation (5)(8)(10)		Electronics
Developing nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock	(M)		1,294,025	1,294,025	1,165,383
Series C Convertible Preferred Stock	(M)		1,300,000	1,300,000	1,170,764
Series D Convertible Preferred Stock	(M)		515,756	515,756	773,634
Series D-2 Convertible Preferred Stock	(M)		92,400	92,400	92,400
Series D-4 Convertible Preferred Stock	(M)		216,168	216,168	216,168
			3,418,349		3,418,349

Cobalt Technologies, Inc. (5)(8)(9)(11)		Energy
Developing processes for making bio- butanol through biomass fermentation
Series C-1 Convertible Preferred Stock	(M)		749,998	352,112	704,400
Series D-1 Convertible Preferred Stock	(M)		122,070	48,828	106,152
Series E-1 Convertible Preferred Stock	(M)		114,938	46,089	84,634
Warrants for Series E-1 Pref. Stock expiring on 10/9/22	( I )		2,781	1,407	2,163
Warrants for Series E-1 Pref. Stock expiring on 3/11/23	( I )		5,355	2,707	4,209
			995,142		901,558

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 31.2% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) – 23.8% of net assets at value (Cont.)

Ensemble Therapeutics Corporation (5)(8)(9)(12)		Life Sciences
Developing DNA-Programmed ChemistryTM for the discovery of new classes of therapeutics
Series B Convertible Preferred Stock	(H)		$2,000,000	1,449,275	$1,419,855
Secured Convertible Bridge Note, 8%, acquired 9/11/08	(H)		356,567	$250,211	1,321,657
Secured Convertible Bridge Note, 8%, acquired 12/10/09	(H)		64,767	$48,868	253,257
Secured Convertible Bridge Note, 8%, acquired 1/25/12	(H)		126,386	$109,400	548,354
Secured Convertible Bridge Note, 8%, acquired 3/28/13	(H)		78,121	$73,598	361,996
Secured Convertible Bridge Note, 8%, acquired 6/24/13	(H)		26,845	$25,759	126,201
Secured Convertible Bridge Note, 8%, acquired 7/8/13	(H)		14,530	$13,983	68,467
			2,667,216		4,099,787

GEO Semiconductor Inc. (5)		Electronics
Developing programmable, high-performance video and geometry processing solutions
Participation Agreement with Montage
Capital relating to the following assets:
Warrants for Series A Pref. Stock expiring on 9/17/17	( I )		66,684	100,000	82,270
Warrants for Series A-1 Pref. Stock expiring on 6/30/18	( I )		23,566	34,500	32,132
Loan and Security Agreement with GEO Semiconductor relating to the following assets:
Warrants for Series A Pref. Stock expiring on 3/1/18	( I )		7,512	10,000	8,007
Warrants for Series A-1 Pref. Stock expiring on 6/29/18	( I )		7,546	10,000	8,478
			105,308		130,887

Mersana Therapeutics, Inc. (5)(8)(9)(10)(13)		Life Sciences
Developing antibody drug conjugates
for cancer therapy
Series A-1 Convertible Preferred Stock	(M)		443,038	411,630	443,038
Common Stock	(M)		3,875,395	350,539	108,667
			4,318,433		551,705

Molecular Imprints, Inc. (5)(8)(10)(14)(15)		Electronics
Manufacturing nanoimprint lithography capital equipment
Series B Convertible Preferred Stock	( I )		2,000,000	1,333,333	1,876,501
Series C Convertible Preferred Stock	( I )		2,406,595	1,285,071	2,359,061
Non-Convertible Bridge Note	( I )		0	$0	4,043,381
			4,406,595		8,278,943

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 31.2% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) – 23.8% of net assets at value (Cont.)

Nanosys, Inc. (5)(8)		Energy
Developing inorganic nanowires and quantum dots for use in LED-backlit devices
Series C Convertible Preferred Stock	(M)		$1,500,000	803,428	$1,098,762
Series D Convertible Preferred Stock	(M)		3,000,003	1,016,950	2,196,781
Series E Convertible Preferred Stock	(M)		496,573	433,688	705,827
Unsecured Convertible Bridge Note, 4%, acquired 7/16/12	(M)		46,385	$43,821	127,016
			5,042,961		4,128,386

Nano Terra, Inc. (5)(9)		Energy
Developing surface chemistry and nano- manufacturing solutions
Senior secured debt, 12.0%, maturing on 12/1/15	( I )		663,322	$698,725	680,000
Warrants for Series A-2 Pref. Stock expiring on 2/22/21	( I )		69,168	446,248	21,858
Warrants for Series C Pref. Stock expiring on 11/15/22	( I )		35,403	241,662	90,476
			767,893		792,334

Nantero, Inc. (5)(8)(9)(10)		Electronics
Developing a high-density, nonvolatile, random access memory chip, enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		489,999	345,070	1,349,224
Series B Convertible Preferred Stock	(M)		323,000	207,051	809,569
Series C Convertible Preferred Stock	(M)		571,329	188,315	736,312
Series D Convertible Preferred Stock	(M)		139,075	35,569	139,075
			1,523,403		3,034,180

OHSO Clean, Inc. (5)(16)		Life Sciences
Developing natural, hypoallergenic household cleaning products enabled by nanotechnology- enabled formulations of thyme oil
Participation Agreement with Montage
Capital relating to the following assets:
Senior secured debt, 13.00%, maturing on 3/31/15	( I )		527,006	$624,640	592,100
Warrants for Series C Pref. Stock expiring on 3/30/22	( I )		91,742	1,109,333	70,693
			618,748		662,793

Total Unaffiliated Private Placement Portfolio (cost: $29,277,213)					$29,199,564

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Rights to Milestone Payments (Illiquid) (6) – 2.9% of net assets at value

Amgen, Inc. (8)(10)		Life Sciences
Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	( I )		$3,291,750	$3,291,750	$3,489,433

Laird Technologies, Inc. (8)(10)		Energy
Rights to Milestone Payments from Merger & Acquisition of Nextreme Thermal Solutions, Inc.	( I )		0	0	0

Total Unaffiliated Rights to Milestone Payments (cost: $3,291,750)					$3,489,433

Publicly Traded Portfolio (7) – 4.5% of net assets at value

Solazyme, Inc. (5)(10)(17)		Energy
Developing algal biodiesel, industrial chemicals and specialty ingredients using synthetic biology
Common Stock	(M)		$396,564	167,834	$1,827,712

Champions Oncology, Inc. (5)(10)		Life Sciences
Developing its TumorGraftTM platform for personalized medicine and drug development
Common Stock	(M)		2,054,446	3,099,651	3,719,582
Warrants for Common Stock expiring 1/29/18	( I )		400	40,000	23,502
			2,054,846		3,743,084

Total Unaffiliated Publicly Traded Portfolio (cost: $2,451,410)					$5,570,796

Total Investments in Unaffiliated Companies (cost: $35,020,373)					$38,259,793

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 44.2% of net assets at value

Private Placement Portfolio (Illiquid) (18) – 44.2% of net assets at value

ABSMaterials, Inc. (5)(8)(9)		Energy
Developing nano-structured absorbent materials for environmental remediation
Series A Convertible Preferred Stock	(M)		$435,000	390,000	$471,900
Series B Convertible Preferred Stock	(M)		717,644	624,528	755,679
			1,152,644		1,227,579

Adesto Technologies Corporation (5)(8)(19)		Electronics
Developing low-power, high-performance memory devices
Series A Convertible Preferred Stock	(M)		2,200,000	6,547,619	1,388,276
Series B Convertible Preferred Stock	(M)		2,200,000	5,952,381	1,262,070
Series C Convertible Preferred Stock	(M)		1,485,531	2,122,187	449,963
Series D Convertible Preferred Stock	(M)		1,393,147	1,466,470	1,070,067
Series D-1 Convertible Preferred Stock	(M)		703,740	987,706	561,291
Series E Convertible Preferred Stock	(M)		2,499,999	3,508,771	9,969,781
			10,482,417		14,701,448

AgBiome, LLC (formerly AgInnovation, LLC) (5)(8)(9)(10)(20)		Life Sciences
Providing early stage research and discovery for agriculture and utilizing the crop microbiome to identify products that reduce risk and improve yield
Series A-1 Convertible Preferred Stock	(M)		2,000,000	2,000,000	2,456,834
Series A-2 Convertible Preferred Stock	(M)		521,740	417,392	564,906
			2,521,740		3,021,740

Contour Energy Systems, Inc. (5)(8)(9)(10)(21)		Energy
Developing batteries using nano-structured materials
Series A Convertible Preferred Stock	(M)		2,009,995	2,565,798	0
Series B Convertible Preferred Stock	(M)		1,300,000	812,500	0
Series C Convertible Preferred Stock	(M)		1,200,000	1,148,325	90,844
			4,509,995		90,844

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 44.2% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (18) – 44.2% of net assets at value (Cont.)

D-Wave Systems, Inc. (8)(9)(10)(22)		Electronics
Developing high-performance quantum computing systems
Series 1 Class B Convertible Preferred Stock	(M)		$1,002,074	1,144,869	$1,399,831
Series 1 Class C Convertible Preferred Stock	(M)		487,804	450,450	550,765
Series 1 Class D Convertible Preferred Stock	(M)		748,473	855,131	1,045,569
Series 1 Class E Convertible Preferred Stock	(M)		248,049	269,280	329,249
Series 1 Class F Convertible Preferred Stock	(M)		238,323	258,721	316,338
Series 2 Class D Convertible Preferred Stock	(M)		736,019	678,264	829,313
Series 2 Class E Convertible Preferred Stock	(M)		659,493	513,900	628,345
Series 2 Class F Convertible Preferred Stock	(M)		633,631	493,747	603,704
Warrants for Common Stock expiring 6/30/15	( I )		98,644	153,890	37,617
			4,852,510		5,740,731

EchoPixel, Inc. (5)(8)(9)(10)(23)		Life Sciences
Developing algorithms and software to improve visualization of data for life science and healthcare applications
Series Seed Convertible Preferred Stock	(M)		750,000	2,516,778	750,000

Enumeral Biomedical Corp. (5)(8)(9)(10)		Life Sciences
Developing therapeutics and diagnostics through functional assaying of single cells
Series A Convertible Preferred Stock	(M)		1,026,832	957,038	690,538
Series A-1 Convertible Preferred Stock	(M)		750,000	576,923	425,939
Series A-2 Convertible Preferred Stock	(M)		1,050,001	724,138	566,027
			2,826,833		1,682,504

HzO, Inc. (5)(8)(9)		Electronics
Developing novel industrial coatings that protect electronics against damage from liquids
Series A Convertible Preferred Stock	(M)		666,667	4,057,294	1,130,362
Series B Convertible Preferred Stock	(M)		5,502,838	21,879,365	6,095,592
			6,169,505		7,225,954

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Non-Controlled Affiliated Companies (3) – 44.2% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (18) – 44.2% of net assets at value (Cont.)

Kovio, Inc. (5)(8)(9)(24)		Electronics
Developing semiconductor products using printed electronics and thin-film technologies
Series A' Convertible Preferred Stock	(M)		$5,242,993	2,160,000	$0
Series B' Convertible Preferred Stock	(M)		2,006,540	3,015,493	0
Secured Subordinated Convertible Bridge Note, 7%, acquired 6/7/13	(M)		50,000	$50,000	0
			7,299,533		0

Laser Light Engines, Inc. (5)(8)(9)		Energy
Manufacturing solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	( I )		2,000,000	7,499,062	0
Series B Convertible Preferred Stock	( I )		3,095,802	13,571,848	0
Secured Convertible Bridge Note, 12%, acquired 10/7/11	( I )		200,000	$200,000	0
Secured Convertible Bridge Note, 12%, acquired 11/17/11	( I )		95,652	$95,652	0
Secured Convertible Bridge Note, 12%, acquired 12/21/11	( I )		82,609	$82,609	0
Secured Convertible Bridge Note, 12%, acquired 3/5/12	( I )		434,784	$434,784	0
Secured Convertible Bridge Note, 12%, acquired 7/26/12	( I )		186,955	$186,955	0
Secured Convertible Bridge Note, 20%, acquired 4/29/13	( I )		166,667	$166,667	0
Secured Convertible Bridge Note, 20%, acquired 7/22/13	( I )		166,667	$166,667	0
Secured Convertible Bridge Note, 10%, acquired 10/30/13	( I )		82,061	$80,669	164,122
			6,511,197		164,122

Metabolon, Inc. (5)(8)(10)		Life Sciences
Developing service and diagnostic products through the use of a metabolomics, or biochemical, profiling platform
Series B Convertible Preferred Stock	(M)		2,500,000	371,739	2,997,991
Series B-1 Convertible Preferred Stock	(M)		706,214	148,696	1,199,196
Series C Convertible Preferred Stock	(M)		1,000,000	1,000,000	2,756,500
Series D Convertible Preferred Stock	(M)		1,499,999	835,882	2,304,109
Series E Convertible Preferred Stock	(M)		1,225,000	444,404	1,225,000
Warrants for Series B-1 Convertible Preferred Stock expiring 3/25/15	( I )		293,786	74,348	216,408
			7,224,999		10,699,204

OpGen, Inc. (8)		Life Sciences
Developing tools for genomic sequence assembly and analysis
Series A Convertible Preferred Stock	(M)		245,000	245,000	245,000
Common Stock	(M)		3,260,000	29,883	0
			3,505,000		245,000

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Non-Controlled Affiliated Companies (3) – 44.2% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (18) – 44.2% of net assets at value (Cont.)

Produced Water Absorbents, Inc. (5)(8)(9)		Energy
Developing nano-structured absorbent materials for environmental remediation of contaminated water in the oil and gas industries
Series A Convertible Preferred Stock	(M)		$1,000,000	1,000,000	$125,000
Series B Convertible Preferred Stock	(M)		1,626,641	6,506,564	1,751,641
Secured Convertible Bridge Note, 8%, acquired 11/14/13	(M)		832,789	$824,119	832,789
			3,459,430		2,709,430

Senova Systems, Inc. (5)(8)(9)		Life Sciences
Developing next-generation sensors to measure pH
Series B Convertible Preferred Stock	(M)		1,218,462	1,350,000	540,000
Series B-1 Convertible Preferred Stock	(M)		583,960	1,509,902	603,960
Warrants for Series B Preferred Stock expiring 10/15/17	( I )		131,538	164,423	65,753
Warrants for Series B Preferred Stock expiring 4/24/18	( I )		20,000	25,000	9,997
			1,953,960		1,219,710

SiOnyx, Inc. (5)(8)(9)		Electronics
Developing silicon-based optoelectronic products enabled by its proprietary Black Silicon
Series A Convertible Preferred Stock	(M)		750,000	233,499	43,781
Series A-1 Convertible Preferred Stock	(M)		890,000	2,966,667	556,250
Series A-2 Convertible Preferred Stock	(M)		2,445,000	4,207,537	788,913
Series B-1 Convertible Preferred Stock	(M)		1,169,561	1,892,836	451,903
Series C Convertible Preferred Stock	(M)		1,171,316	1,674,030	970,526
Secured Convertible Bridge Note, 8%, acquired 7/22/13	(M)		433,209	$418,066	859,729
Secured Convertible Bridge Note, 8%, acquired 10/2/13	(M)		426,520	$418,066	859,729
Warrants for Series B-1 Convertible Preferred Stock expiring 2/23/17	( I )		130,439	247,350	18,165
Warrants for Common Stock expiring 3/28/17	( I )		84,207	418,507	21,387
			7,500,252		4,570,383

Ultora, Inc. (5)(8)(9)		Energy
Developing energy-storage devices enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		886,830	17,736	1,788
Series B Convertible Preferred Stock	(M)		236,603	2,347,254	236,603
			1,123,433		238,391

Total Non-Controlled Private Placement Portfolio (cost: $71,843,448)					$54,287,040

Total Investments in Non-Controlled Affiliated Companies (cost: $71,843,448)					$54,287,040

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Controlled Affiliated Companies (3) – 1.1% of net assets at value

Private Placement Portfolio (Illiquid) (25) – 1.1% of net assets at value

SynGlyco, Inc. (5)(8)(9)(26)		Life Sciences
Developing synthetic carbohydrates for pharmaceutical applications
Common Stock	( I )		$2,729,817	57,463	$0
Series A' Convertible Preferred Stock	( I )		4,855,627	4,855,627	0
Senior Secured Debt, 12.00%, maturing on 12/11/14	( I )		436,637	$500,000	831,828
Secured Convertible Bridge Note, 8%, acquired 1/23/13	( I )		376,312	$350,000	91,389
Secured Convertible Bridge Note, 8%, acquired 4/25/13	( I )		316,504	$300,000	78,334
			8,714,897		1,001,551

ProMuc, Inc. (5)(8)(9)(22)		Life Sciences
Developing synthetic mucins for the nutritional, food and healthcare markets
Common Stock	(M)		1	1,000	1
Secured Convertible Bridge Note, 8%, acquired 12/18/13	(M)		351,074	$350,000	351,074
			351,075		351,075

Total Controlled Private Placement Portfolio (cost: $9,065,972)					$1,352,626

Total Investments in Controlled Affiliated Companies (cost: $9,065,972)					$1,352,626

Total Private Placement and Publicly Traded Portfolio (cost: $115,929,793)					$93,899,459

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013 (Unaudited)

	Method of		Shares/
	Valuation (1)	Cost	Principal	Value

U.S. Government Securities (27) – 15.5% of net assets at value

U.S. Treasury Bill — due date 01/23/14	(M)	$18,999,765	$19,000,000	$18,999,810

Total Investments in U.S. Government Securities (cost: $18,999,765)				$18,999,810

Total Investments (cost: $134,929,558)				$112,899,269

	Method of	Number of
	Valuation (1)	Contracts	Value

Written Call Options (22) – (0.1)% of net assets at value

Solazyme, Inc. — Strike Price $12.50, March 22, 2014	(M)	1,500	103,500

Total Written Call Options (Premiums Received $112,382)			$(103,500)

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013 (Unaudited)

Notes to Consolidated Schedule of Investments

(1)	See "Footnote to Consolidated Schedule of Investments" on page 31 for a description of the "Valuation Procedures."

(2)	We classify "Energy" companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials. We classify "Electronics" companies as those that address problems in electronics-related industries, including semiconductors. We classify "Life Sciences" companies as those that address problems in life sciences-related industries, including biotechnology, agriculture, advanced materials and chemicals, healthcare, bioprocessing, water, industrial biotechnology, food, nutrition and energy.

(3)	Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own five percent or more, but less than 25 percent, of the voting shares of the portfolio company, or where we hold one or more seats on the portfolio company’s Board of Directors but do not control the company. Investments in controlled affiliated companies consist of investments in which we own 25 percent or more of the voting shares of the portfolio company or otherwise control the company.

(4)	The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $29,277,213. The gross unrealized appreciation based on the tax cost for these securities is $6,909,761. The gross unrealized depreciation based on the tax cost for these securities is $6,987,410.

(5)	All or a portion of the investments or instruments are pledged as collateral under our loan facility.

(6)	The aggregate cost for federal income tax purposes of investments in unaffiliated rights to milestone payments is $3,291,750. The gross unrealized appreciation based on the tax cost for these securities is $197,683. The gross unrealized depreciation based on the tax cost for these securities is $0.

(7)	The aggregate cost for federal income tax purposes of investments in unaffiliated publicly traded companies is $2,451,410. The gross unrealized appreciation based on the tax cost for these securities is $3,119,386. The gross unrealized depreciation based on the tax cost for these securities is $0.

(8)	We are subject to legal restrictions on the sale of our investment(s) in this company.

(9)	These investments are development-stage companies. A development-stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations, or it has commenced such operations but has not realized significant revenue from them.

(10)	Represents a non-income producing security. Investments that have not paid dividends or interest within the last 12 months are considered to be non-income producing.

(11)	Cobalt Technologies, Inc., also does business as Cobalt Biofuels.

(12)	With our investments in convertible bridge notes issued by Ensemble Therapeutics Corporation, we received warrants to purchase a number of shares of the class of stock sold in the next financing of Ensemble Therapeutics Corporation equal to $260,989 divided by the price per share of the class of stock sold in the next financing of Ensemble Therapeutics Corporation. The ability to exercise these warrants is, therefore, contingent on Ensemble Therapeutics Corporation completing successfully a subsequent round of financing. These warrants shall expire and no longer be exercisable on dates ranging from September 10, 2015, through July 8, 2020. The cost basis of these warrants is $157.

The accompanying unaudited notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013 (Unaudited)

(13)	With our investment in the Mersana Therapeutics, Inc., Series A-1 financing, we received a warrant to purchase 277,760 shares of Series A-2 Convertible Preferred Stock. The ability to exercise the warrant is contingent upon Mersana's achievement of certain milestones. Mersana has not achieved those milestones as of December 31, 2013, and, therefore, this warrant is a contingent asset as of that date. The warrant will expire on July 27, 2022.

(14)	As part of a loan the Company made to Molecular Imprints in the second quarter of 2011, we received a liquidation preference payable upon a sale of the company equal to three times the principal of the loan, or $4,044,450. This preference is senior to the preferences of the outstanding preferred stock. While the loan has since been repaid, this liquidation preference remains outstanding as of December 31, 2013.

(15)	On February 13, 2014, Molecular Imprints, Inc., announced that it had signed an agreement to sell its semiconductor lithography equipment business to Canon, Inc. See "Note 13. Subsequent Events."

(16)	OHSO Clean, Inc. also does business as CleanWell Company.

(17)	A portion of this security is held in connection with written call option contracts: 150,000 shares, having a fair value of $1,633,500, have been pledged to brokers.

(18)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated privately held companies is $71,843,448. The gross unrealized appreciation based on the tax cost for these securities is $10,212,841. The gross unrealized depreciation based on the tax cost for these securities is $27,769,249.

(19)	Adesto Technologies Corporation's Series E shares have certain rights and preferences in a sale or IPO that are not ascribed to the other classes of stock.

(20)	On January 29, 2013, AgInnovation, LLC, changed its name to AgBiome, LLC.

(21)	On February 27, 2014, the board of directors of Contour Energy Systems, Inc., adopted a plan of complete liquidation and dissolution. See "Note 13. Subsequent Events."

(22)	D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave Systems, Inc., through Parallel Universes, Inc., a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. See "Note 2. Summary of Significant Accounting Policies."

(23)	Initial investment was made in 2013.

(24)	On January 21, 2014, substantially all of Kovio's assets were sold to Thin Film Electronics ASA. See "Note 13. Subsequent Events."

(25)	The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $9,065,972. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $7,713,346.

(26)	On October 31, 2013, Ancora sold a substantial portion of its assets, including the use of its corporate name, to Corden Pharma International US, Inc. ("Corden"). The remaining assets formed a new company, SynGlyco, Inc., of which we continue to own shares. SynGlyco may receive future royalty payments based upon certain sales targets and other terms of the Corden acquisition.

(27)	The aggregate cost for federal income tax purposes of our U.S. government securities is $18,999,765. The gross unrealized appreciation on the tax cost for these securities is $45. The gross unrealized depreciation on the tax cost of these securities is $0.

The accompanying unaudited notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. FOOTNOTE TO CONSOLIDATED SCHEDULE OF INVESTMENTS

VALUATION PROCEDURES

I.	Determination of Net Asset Value

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

The Deal Team meets at the end of each quarter to discuss portfolio companies and propose fair valuations for all private securities. The Valuation Committee book is prepared with the use of data from primary sources whenever reasonably practicable. Proposed valuations for each portfolio company are communicated to the Valuation Committee in the Valuation Committee book and at the Valuation Committee meeting after the end of each quarter. The Valuation Committee determines the fair value of each private security and publicly traded securities without reliable market quotations. All valuations are then reported to the full Board of Directors along with the Chief Financial Officer’s calculation of net asset value.

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

H&H Ventures Management, Inc.SM ("Ventures") is a 100 percent wholly owned subsidiary of the Company. Ventures is taxed under Subchapter C (a "C Corporation") of the Internal Revenue Code of 1986 (the "Code"). Harris Partners I, L.P, is a limited partnership and, from time to time, may be used to hold certain interests in portfolio companies. The partners of Harris Partners I, L.P., are Ventures (sole general partner) and the Company (sole limited partner). Ventures pays taxes on income generated by its operations as well as on any non-passive investment income generated by Harris Partners I, L.P. For the period ended March 31 2014, there was no non-passive investment income generated by Harris Partners I, L.P. Ventures, as the sole general partner, consolidates Harris Partners I, L.P. The Company consolidates its wholly owned subsidiary, Ventures, for financial reporting purposes.

NOTE 2. INTERIM FINANCIAL STATEMENTS

Our interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and in conformity with accounting principles generally accepted in the United States of America ("GAAP") applicable to interim financial information. Accordingly, they do not include all information and disclosures necessary for a fair statement of our financial position, results of operations and cash flows in conformity with GAAP. In the opinion of management, these financial statements reflect all adjustments, consisting of valuation adjustments and normal recurring accruals, necessary for a fair statement of our financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Portfolio Investment Valuations. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission ("SEC") and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") As of March 31, 2014, our financial statements include privately held investments fair valued at $86,645,772. The fair values of our privately held investments and warrants of Champions Oncology, Inc., a publicly traded company, were determined in good faith by, or under the direction of, the Board of Directors. Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material.

Cash. Cash includes demand deposits. Cash is carried at cost, which approximates fair value.

Unaffiliated Rights to Milestone Payments. At March 31, 2014, and December 31, 2013, the outstanding potential milestone payments from Amgen, Inc.’s acquisition of Biovex Group, Inc., were valued at $3,491,600 and $3,489,433, respectively. The milestone payments are derivatives and valued using the probability-adjusted, present value of proceeds from future payments that would be due upon successful completion of certain regulatory and sales milestones. If all remaining milestones are met, we would receive $9,526,393. There can be no assurance as to how much of this amount we will ultimately realize or when it will be realized, if at all. At March 31, 2014, and December 31, 2013, the outstanding potential milestone payments from Laird Technologies, Inc.’s acquisition of Nextreme Thermal Solutions, Inc., were valued at $0.

Receivable from Sales of Investments. At March 31, 2014, we had $0 receivables from sales of investments. At December 31, 2013, we had a receivable totaling $448,886 from the sales of 43,073 shares of Solazyme, Inc., which settled on January 2 and January 6, 2014, and 2,075 shares of Champions Oncology, Inc., which settled on January 3, 2014.

Funds Held in Escrow from Sale of Investment. At March 31, 2014, and December 31, 2013, there were funds held in escrow fair valued at $551,294 and $1,786,390, respectively, relating to the sale of Xradia, Inc., to Carl Zeiss AG. Funds held in escrow are valued using certain discounts applied to the amounts withheld. Funds held in escrow totaling $1,235,312 were released in January of 2014. The remaining funds held in escrow from the Xradia transaction will be released in July of 2014 net of any settlement of any indemnity claims and expenses related to the transaction. If the remaining funds held in escrow for this transaction are released in full, we would receive an additional $1,139,515 and realize a gain of $588,218.

Prepaid Expenses. We include prepaid insurance premiums and deferred financing charges in "Prepaid expenses." Prepaid insurance premiums are recognized over the term of the insurance contract and are included in "Amortization of insurance premiums in the Consolidated Statements of Operations. Deferred financing charges consist of fees and expenses paid in connection with the closing of loan facilities and are capitalized at the time of payment. Deferred financing charges are amortized over the term of the loan facility discussed in "Note 5. Debt." Amortization of the financing charges is included in "Interest and other debt expense" in the Consolidated Statements of Operations.

Property and Equipment. Property and equipment are included in "Other assets" and are carried at $233,687 and $246,138 at March 31, 2014, and December 31, 2013, respectively, representing cost, less accumulated depreciation of $385,909 and $375,600, respectively. Depreciation is provided using the straight-line method over the estimated useful lives of the premises and equipment. We estimate the useful lives to be five to ten years for furniture and fixtures, three years for computer equipment, and the lesser of ten years or the remaining life of the lease for leasehold improvements. All of our fixed assets are pledged as collateral under the Company's four-year $20,000,000 Multi-Draw Term Loan Facility Credit Agreement, by and among the Company, as borrower, Orix Corporate Capital, Inc., as administrative agent and lender and the other lenders party thereto from time to time (the "Loan Facility").

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

Interest Income Recognition. Interest income, including amortization of premium and accretion of discount, is recorded on an accrual basis. When accrued interest is determined to not be recoverable, the Company ceases accruing interest and writes off any previously accrued interest. Securities are deemed to be non-income producing if, on their last interest or dividend date, no cash was paid or no cash or in-kind dividends were declared. These write-offs are reversed through interest income. During the three months ended March 31, 2014, and March 31, 2013, the Company earned $73,563 and $95,209, respectively, in interest on U.S. government securities, senior secured debt, participation agreements, subordinated secured debt, non-convertible promissory notes and interest-bearing accounts. During the three months ended March 31, 2014, and March 31, 2013, the Company recorded, on a net basis, $72,728 and $59,881, respectively, of bridge note interest. The total for the three months ended March 31, 2014, includes a partial write-off of previously accrued bridge note interest of $1,392.

Loan Fees. Loan fees received in connection with our venture debt investments are deferred. The unearned fee income is accreted into income based on the effective interest method over the life of the investment. Total loan fees accreted into investment income were $15,504 and $12,327 for the three months ended March 31, 2014, and March 31, 2013, respectively.

Call Options. The Company writes covered call options on publicly traded securities with the intention of earning option premiums. Option premiums may increase the Company’s realized gains and, therefore, may help increase distributable income, but may limit the realized gains on the security. When a Company writes (sells) an option, an amount equal to the premium received by the Company is recorded in the Consolidated Statements of Assets and Liabilities as a liability. The amount of the liability is subsequently marked-to-market to reflect the current market value of the option written. When an option expires, the Company realizes a gain on the option to the extent of the premiums received. Premiums received from writing options that are exercised or closed are added to the proceeds or offset against the amount paid on the transaction to determine the realized gain or loss. At March 31, 2014, and December 31, 2013, the Company had 150,000 shares of Solazyme, Inc., covered by call option contracts. In the event these contracts are exercised, the Company would be required to deliver those shares to the counterparty.

Stock-Based Compensation. The Company has a stock-based employee compensation plan. The Company accounts for the Amended and Restated Harris & Harris Group, Inc. 2012 Equity Incentive Plan (the "Stock Plan") by determining the fair value of all share-based payments to employees, including the fair value of grants of employee stock options and restricted stock awards, and records these amounts as an expense in the Consolidated Statements of Operations over the vesting period with a corresponding increase to our additional paid-in capital. At March 31, 2014, and December 31, 2013, the increase to our operating expenses was offset by the increase to our additional paid-in capital, resulting in no net impact to our net asset value. Additionally, the Company does not record the potential tax benefits associated with the expensing of stock options or restricted stock because the Company currently intends to qualify as a regulated investment company ("RIC") under Subchapter M of the Code, and the deduction attributable to such expensing, therefore, is unlikely to provide any additional tax savings. The amount of non-cash, stock-based compensation expense recognized in the Consolidated Statements of Operations is based on the fair value of the awards the Company expects to vest, recognized over the vesting period on a straight-line basis for each award, and adjusted for actual awards vested and pre-vesting forfeitures. The forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate and is accounted for in the current period and prospectively. See "Note 9. Stock-Based Compensation" for further discussion.

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

Foreign Currency Translation. The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company does not isolate the portion of the results of operations that arises from changes in foreign currency rates on investments held on its Consolidated Statements of Operations. For the three months ended March 31, 2014, included in the net decrease in unrealized depreciation on investments was an unrealized loss of $215,973 resulting from foreign currency translation. For the three months ended March 31, 2013, included in the net decrease in unrealized depreciation on investments was an unrealized loss of $113,006 resulting from foreign currency translation.

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

We do not choose investments based on a strategy of diversification. We also do not rebalance the portfolio should one of our portfolio companies increase in value substantially relative to the rest of the portfolio.  Therefore, the value of our portfolio may be more vulnerable to microeconomic events affecting a single sector, industry or portfolio company and to general macroeconomic events that may be unrelated to our portfolio companies. These factors may subject the value of our portfolio to greater volatility than a company that follows a diversification strategy. As of March 31, 2014, and December 31, 2013, our largest 10 investments by value accounted for approximately 75 percent of the value of our equity-focused venture capital portfolio, excluding the rights to milestone payments. Excluding Molecular Imprints, Inc., which was sold in April of 2014, our largest three investments, by value, Adesto Technologies Corporation, Metabolon, Inc., and HzO, Inc., accounted for approximately 17 percent, 12 percent and 9 percent, respectively, of our equity-focused venture capital portfolio at March 31, 2014. Adesto Technologies, Metabolon and HzO are privately held portfolio companies. As of December 31, 2013, our largest three investments, by value, Adesto Technologies Corporation, Metabolon, Inc., and Molecular Imprints, Inc., accounted for approximately 17 percent, 12 percent and 9 percent, respectively, of our equity-focused venture capital portfolio.

Approximately 95 percent of the portion of our equity-focused venture capital portfolio that was fair valued was comprised of securities of 25 privately held companies and warrants of one publicly traded company. Because there is typically no public or readily ascertainable market for our interests in the small privately held companies in which we invest, the valuation of the securities in that portion of our portfolio is determined in good faith by our Valuation Committee, which is comprised of all of the independent members of our Board of Directors. The values are determined in accordance with our Valuation Procedures and are subject to significant estimates and judgments. The fair value of the securities in our portfolio may differ significantly from the values that would be placed on these securities if a ready market for the securities existed. Any changes in valuation are recorded in our Consolidated Statements of Operations as "Net decrease in unrealized depreciation on investments." Changes in valuation of any of our investments in privately held companies from one period to another may be significant.

NOTE 5. DEBT

On September 30, 2013, the Company terminated the $10,000,000 Revolving Loan Agreement by and between the Company and TD Bank, N.A., dated February 24, 2011. At the date of termination, there was no principal outstanding under this credit facility, and no termination fees were incurred in connection with ending this credit facility.

On September 30, 2013, the Company entered into a four-year $20,000,000 Multi-Draw Term Loan Facility Credit Agreement, by and among the Company, as borrower, Orix Corporate Capital, Inc., as administrative agent and lender and the other lenders party thereto from time to time (the "Loan Facility") that may be used by the Company to fund investments in portfolio companies. The Loan Facility replaces the Company’s prior credit facility with TD Bank, NA. The Loan Facility, among other things, matures on September 30, 2017, and bears interest at 10 percent per annum in cash. The Company has the option to have interest accrue at a rate of 13.5 percent per annum if the Company decides not to pay interest in cash monthly. The Company currently plans to pay interest in cash if and when any borrowings are outstanding. The Loan Facility also requires payment of a draw fee on each borrowing equal to 1.0 percent of such borrowing and an unused commitment fee of 1.0 percent per annum. Fee payments under the Loan Facility are made quarterly in arrears. The Company may prepay the loans or reduce the aggregate commitments under the Loan Facility at any time prior to the maturity date, as long as certain conditions are met, including payment of required prepayment or termination fees. The Loan Facility is secured by all of the assets of the Company and its wholly owned subsidiaries, subject to certain customary exclusions. The Loan Facility contains certain affirmative and negative covenants, including without limitation: (a) maintenance of certain minimum liquidity requirements; (b) maintenance of an eligible asset leverage ratio of not less than 4.0:1.0; (c) limitations on liens; (d) limitations on the incurrence of additional indebtedness; and (e) limitations on structural changes, mergers and disposition of assets (other than in the normal course of our business activities).

At March 31, 2014, and December 31, 2013, the Company had no outstanding debt. The weighted average annual interest rate for the three months ended March 31, 2014, was zero percent, exclusive of amortization of closing fees and other expenses. The weighted average debt outstanding for the three months ended March 31, 2014, was $0. The remaining capacity under the Loan Facility was $20,000,000 at March 31, 2014. Fees and expenses of $700,000 related to establishing the Loan Facility have been deferred and included as "Prepaid expenses" as of March 31, 2014. These amounts are amortized over the term of the Loan Facility, and $43,720 was amortized in the three months ended March 31, 2014. At March 31, 2014, the Company was in compliance with all covenants required by the Loan Facility.

NOTE 6. FAIR VALUE OF INVESTMENTS

At March 31, 2014, our financial assets were categorized as follows in the fair value hierarchy:

	Fair Value Measurement at Reporting Date Using:
Description	March 31, 2014	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government Securities:	$19,999,600	$19,999,600	$0	$0

Privately Held Portfolio Companies:
Preferred Stock	$70,633,956	$0	$0	$70,633,956
Bridge Notes	5,402,815	0	0	5,402,815
Warrants	740,070	0	0	740,070
Rights to Milestone Payments	3,491,600	0	0	3,491,600
Common Stock	108,668	0	0	108,668
Senior Secured Debt	1,466,451	0	0	1,466,451
Participation Agreement	757,797	0	0	757,797
Non-Convertible Promissory Note	4,044,415	0	4,044,415	0

Publicly Traded Portfolio Companies: Common Stock	$4,255,996	$4,255,996	$0	$0

Total Investments:	$110,901,368	$24,255,596	$4,044,415	$82,601,357

Funds Held in Escrow From Sales of Investments:	$551,294	$0	$0	$551,294

Total Financial Assets:	$111,452,662	$24,255,596	$4,044,415	$83,152,651

Liabilities:
Written Call Options	$167,500	$167,500	$0	$0

Total Liabilities:	$167,500	$167,500	$0	$0

Significant Unobservable Inputs

The table below presents the valuation technique and quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurements of Level 3 assets. Unobservable inputs are those inputs for which little or no market data exists and, therefore, require an entity to develop its own assumptions.

	Fair Value at March 31, 2014	Valuation Technique(s)	Unobservable Input	Range (Weighted Average(a))

Preferred Stock	$1,168,858	Hybrid Approach	Private Offering Price Probability of Exit Outcomes Probability of Achieving Milestones	$1.38 ($1.38) 25% - 75% (b) 26% - 80% (b)
Preferred Stock	4,239,148	Income Approach	Non-Performance Risk Probability of Exit Outcomes Probability of Achieving Milestones	0% - 100% (0%) 0% - 100% (b) 0% - 100% (b)
Preferred Stock	65,225,950	Market Approach	Private Offering Price Non-Performance Risk Revenue Multiples Illiquidity Discounts Probability of Exit Outcomes	$0.10 - $3.91 ($1.34) 0% - 88% (3.6%) 1.22 - 10.11 (3.36) 20% - 30% (24.5%) 0% - 100% (b)

Bridge Notes	2,709,409 424,262 2,269,144	Hybrid Approach Income Approach Market Approach	Private Offering Price Non-Performance Risk	$1.00 ($1.00) 0% (0%)

Common Stock	108,668	Market Approach	Private Offering Price Non-Performance Risk	$0.001 - $47.51 ($11.06) 0% (0%)

Warrants	740,070	Black-Sholes-Merton Model	Stock Price Volatility Expected Term	$0.00 - $2.76 ($1.27) 10.2% - 107% (105%) 0.25 - 9.85 Years (3.8)

Rights to Milestone Payments	3,491,600	Probability Weighted Discounted Cash Flow	Probability of Achieving Independent Milestones Probability of Achieving Dependent Milestones	0% - 80% (b) 0% - 30% (b)

Participation Agreements(c)	757,797	Income Approach	Warrant Adjusted Effective Yield Effective Yield Non-Performance Risk Participation Payment Risk Stock Price Volatility Expected Term	21.5% (21.5%) 21.5% (21.5%) 0% (0%) 0% (0%) $0.09 - $0.50 ($0.35) 107% (107%) 3.47 - 8 Years (5.23)

Senior Secured Debt	1,466,451	Income Approach	Effective Yield Non-Performance Risk	15.8% (15.8%) 0% (0%)

Funds Held in Escrow From Sales of Investments	551,294		Escrow Discounts	50% (50%)

Total	$83,152,651

(a) Weighted average based on fair value at March 31, 2014.

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

Preferred Stock, Bridge Notes and Common Stock

Preferred stock, bridge notes and common stock are valued by either a market, income or hybrid approach using internal models with inputs, most of which are not market observable. Common inputs for valuing Level 3 preferred stock, bridge note and private common stock investments include: prices from recently executed private transactions in a company’s securities or unconditional firm offers, revenue multiples of comparable publicly traded companies, M&A transactions consummated by comparable companies, discounts for lack of marketability, rights and preferences of the class of securities we own as compared with other classes of securities the portfolio company has issued, particularly related to potential liquidity scenarios of an IPO or an acquisition transaction, and management’s best estimate of risk attributable to non-performance risk. Certain securities are valued using the present value of future cash flows. We define non-performance risk as the risk that the price per share (or implied valuation of a portfolio company) or the effective yield of a debt security of a portfolio company, as applicable, does not appropriately represent the risk that a portfolio company with negative cash flow will be: (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation of the last round of financing.  We assess non-performance risk for each private portfolio company quarterly. Our assessment of non-performance risk typically includes an evaluation of the financial condition and operating results of the company, the company's progress towards milestones, and the long-term potential of the business and technology of the company and how this potential may or may not affect the value of the shares owned by us. An increase to the non-performance risk or a decrease in the private offering price of a future round of financing from that of the most recent round would result in a lower fair value measurement and/or a change in the distribution of value among the classes of securities we own.

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

The following chart shows the components of change in the financial assets categorized as Level 3 for the three months ended March 31, 2014.

Beginning Balance 1/1/2014	Total Realized Gains (Losses) Included in Changes in Net Assets	Transfers	Total Unrealized (Depreciation) Appreciation Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals	Ending Balance 3/31/2014	Amount of Total
(Depreciation)
Appreciation for the
Period Included in
Changes in Net
Assets Attributable
to the Change in
Unrealized Gains or
 Losses Relating to
Assets Still Held at
									the Reporting Date

Preferred Stock	$71,577,059	$(7,249,533)	$848,865	[1]	$4,505,548	$952,017	$0	$70,633,956	$(2,743,985)

Bridge Notes	6,044,114	(50,000)	(848,865)[1]		(1,192,561)	1,450,127	0	5,402,815	(1,242,561)

Common Stock	108,668	0	0		0	0	0	108,668	0

Warrants	800,487	0	0		(117,984)	57,567	0	740,070	(117,984)

Rights to Milestone Payments	3,489,433	0	0		2,167	0	0	3,491,600	2,167

Participation Agreements	777,195	0	0		22,477	1,325	(43,200)	757,797	22,477

Senior Secured Debt	1,511,828	0	0		(4,766)	14,179	(54,790)	1,466,451	(4,766)

Funds Held in Escrow From Sales of Investments	1,786,390	216	0		0	0	(1,235,312)	551,294	0

Total	$86,095,174	$(7,299,317)	$0		$3,214,881	$2,475,215	$(1,333,302)	$83,152,651	$(4,084,652)

1Transfers among asset classes are owing to conversions at financing events. These do not represent transfers in or out of Level 3.

We elected to use the beginning of period values to recognize transfers in and out of Level 3 investments. For the three months ended March 31, 2014, there were no transfers out of Level 3.

At December 31, 2013, our financial assets were categorized as follows in the fair value hierarchy:

	Fair Value Measurement at Reporting Date Using:
Description	December 31, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government Securities:	$18,999,810	$18,999,810	$0	$0

Privately Held Portfolio Companies:
Preferred Stock	$71,577,059	$0	$0	$71,577,059
Bridge Notes	6,044,114	0	0	6,044,114
Warrants	800,487	0	0	800,487
Rights to Milestone Payments	3,489,433	0	0	3,489,433
Common Stock	108,668	0	0	108,668
Senior Secured Debt	1,511,828	0	0	1,511,828
Participation Agreement	777,195	0	0	777,195
Non-Convertible Promissory Note	4,043,381	0	4,043,381	0

Publicly Traded Portfolio Companies:
Common Stock	$5,547,294	$5,547,294	$0	$0

Total Investments:	$112,899,269	$24,547,104	$4,043,381	$84,308,784

Funds Held in Escrow From
Sales of Investments:	$1,786,390	$0	$0	$1,786,390

Total Financial Assets:	$114,685,659	$24,547,104	$4,043,381	$86,095,174

Liabilities:
Written Call Options	$103,500	$103,500	$0	$0

Total Liabilities:	$103,500	$103,500	$0	$0

The following chart shows the components of change in the financial assets categorized as Level 3 for the twelve months ended December 31, 2013.

Beginning Balance 1/1/2013	Total Realized Gains (Losses) Included in Changes in Net Assets	Transfers	Total Unrealized (Depreciation) Appreciation Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals	Ending Balance 12/31/2013	Amount of Total
(Depreciation)
Appreciation for the
Period Included in
Changes in Net
Assets Attributable
to the Change in
Unrealized Gains or
Losses Relating to
Assets Still Held at
								the Reporting Date

Preferred Stock	$78,615,582	$10,006,915	$1,817,476 [1]	$(17,635,033)	$12,779,034	$(14,006,915)	$71,577,059	$(9,331,349)

Bridge Notes	4,152,634	0	(1,822,831)[1]	(1,078,514)	4,792,825	0	6,044,114	(1,078,514)

Common Stock	108,667	(4,384,762)	0	4,384,762	1	0	108,668	0

Warrants	586,320	0	5,3551	188,412	20,400	0	800,487	188,412

Rights to Milestone Payments	3,400,734	0	0	88,699	0	0	3,489,433	88,699

Participation Agreements	1,138,148	90,255	0	(22,807)	5,966	(434,367)	777,195	39,896

Subordinated Secured Debt	120,410	15,058	0	(10,836)	368	(125,000)	0	0

Senior Secured Debt	1,075,870	0	0	397,325	339,907	(301,274)	1,511,828	397,325

Non-Convertible Promissory Note	3,033,338	0	(3,033,338)	0	0	0	0	0

Publicly Traded Common Stock	1,348,227	0	(1,547,827)	0	199,600	0	0	0

Funds Held in Escrow From Sales of Investments	1,052,345	766,448	0	0	1,168,671	(1,201,074)	1,786,390	0

Total	$94,632,275	$6,493,914	$(4,581,165)	$(13,687,992)	$19,306,772	$(16,068,630)	$86,095,174	$(9,695,531)

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

Transactions in written call options during the three months ended March 31, 2014, were as follows:

	Number of Contracts	Premium
Call options outstanding at December 31, 2013	1,500	$112,382
Call options written	1,500	342,735
Call options expired	0	0
Call options called in assignment transactions	0	0
Call options terminated in closing transactions	(1,500)	(112,382)
Call options outstanding at March 31, 2014	1,500	$342,735

At March 31, 2014, and December 31, 2013, we had rights to milestone payments from Amgen, Inc.’s acquisition of our former portfolio company, BioVex. These milestone payments were fair valued at $3,491,600 and $3,489,433, respectively, and are contingent upon certain milestones being achieved in the future. As of March 31, 2014, and December 31, 2013, we also had rights to milestone payments from Laird Technologies, Inc.'s acquisition of our former portfolio company, Nextreme Thermal Solutions, Inc. These milestone payments were fair valued at $0 as of March 31, 2014, and December 31, 2013.

The following tables present the value of derivatives held at March 31, 2014, and the effect of derivatives held during the three months ended March 31, 2014, along with the respective location in the financial statements.

Statements of Assets and Liabilities:

	Assets		Liabilities
Derivatives	Location	Fair Value	Location	Fair Value
Equity Contracts			Written call options payable	$167,500

Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Investments	$3,491,600	—	—

Laird Technologies, Inc. Rights to Milestone Payments from Acquisition of Nextreme Thermal Solutions, Inc.	Investments	$0	—	—

Statements of Operations

Derivatives	Location	Realized (Loss)/Gain	Change in unrealized Appreciation/ (Depreciation)
Equity Contracts	Net Realized and Unrealized (Loss) Gain	$(110,656)	$166,353
Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Net Realized and Unrealized (Loss) Gain	$0	$2,167
Laird Technologies, Inc. Rights to Milestone Payments from Acquisition of Nextreme Thermal Solutions, Inc.	Net Realized and Unrealized (Loss) Gain	$0	$0

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

Our accumulated postretirement benefit obligation was remeasured as of the plan amendment date, which resulted in a $1,101,338 decrease in our liability. A deferred gain of $1,101,338 owing to this amendment was included in "Accumulated other comprehensive income" as of March 31, 2013. This amount will be amortized over a service period of 5.27 years. During the three months ended March 31, 2014, and March 31, 2013, a total of $52,246 and $43,538, respectively, was amortized and included as a reduction of "Salaries, benefits and stock-based compensation" on our Consolidated Statements of Operations.

NOTE 9. STOCK-BASED COMPENSATION

The Company maintains the Stock Plan, which provides for the grant of equity-based awards of stock options to our officers and employees and restricted stock to our officers, employees and non-employee directors subject to compliance with the 1940 Act and an exemptive order granted on April 3, 2012, by the SEC permitting us to award shares of restricted stock (the "Exemptive Order").

Stock Option Awards

During the three months ended March 31, 2014, and the year ended December 31, 2013, the Compensation Committee of the Board of Directors of the Company did not grant any stock options.

For the three months ended March 31, 2014, the Company recognized $47,433 of compensation expense in the Consolidated Statements of Operations related to stock options. As of March 31, 2014, there was approximately $45,324 of unrecognized compensation cost related to unvested stock option awards. This cost is expected to be recognized over a weighted-average period of approximately three months. For the three months ended March 31, 2013, the Company recognized $60,019 of compensation expense in the Consolidated Statements of Operations related to stock options.

For the three months ended March 31, 2014, and March 31, 2013, no options were exercised.

A summary of the changes in outstanding stock options for the three months ended March 31, 2014, is as follows:

			Weighted	Weighted Average
		Weighted	Average	Remaining	Aggregate
		Average	Grant Date	Contractual	Intrinsic
	Shares	Exercise Price	Fair Value	Term (Years)	Value
Options Outstanding at January 1, 2014	1,425,372	$9.77	$6.27	2.68	$0

Granted	0	0	0	0

Exercised	0	0	0	0

Forfeited or Expired	0	0	0	0

Options Outstanding at March 31, 2014	1,425,372	$9.77	$6.27	2.43	$0

Options Exercisable at March 31, 2014	1,399,927	$9.76	$6.25	2.44	$0

Options Exercisable and Expected to be Exercisable at March 31, 2014	1,425,372	$9.77	$6.27	2.43	$0

The aggregate intrinsic value in the table above with respect to options outstanding, exercisable and expected to be exercisable, is calculated as the difference between the Company's closing stock price of $3.47 on March 31, 2014, and the exercise price, multiplied by the number of in-the-money options. This amount represents the total pre-tax intrinsic value that would have been received by the option holders had all options been fully vested and all option holders exercised their awards on March 31, 2014.

Restricted Stock

On June 11, 2012, the Compensation Committee granted the employees a total of 1,780,000 shares of restricted stock. A total of 1,068,000 awards (60 percent) vest when the volume-weighted stock price is at or above pre-determined stock price targets over a 30-day period. These pre-determined stock price targets range from $5.00 per share to $9.00 per share. The remaining 712,000 of these shares (40 percent) have vesting dates ranging from December 31, 2012, through June 30, 2017, based on the employee's continued service to the Company. After this initial employee grant, the Compensation Committee does not plan to grant additional restricted stock to existing employees until at least June 11, 2015. On March 6, 2014, the Compensation Committee granted 26,360 shares of restricted stock to a new employee under service terms and volume weighted market price conditions matching those of the June 11, 2012, employee grant. Pursuant to the Exemptive Order, non-employee directors receive up to 2,000 shares of restricted stock annually. On June 7, 2012, the non-employee directors received a grant of 14,000 shares of restricted stock. On May 2, 2013, an additional 12,000 shares of restricted stock were granted to the non-employee directors. On May 1, 2014, an additional 14,000 shares of restricted stock were granted to the non-employee directors.

The compensation expense for the service-based award is determined by the market price of our stock at the date of grant applied to the total number of shares we anticipate to fully vest. The market price for the March 6, 2014, employee service-based award was $3.05.

The compensation expense for the market-based award is determined by the fair value of the award applied to the number of shares granted, net of estimated forfeitures. The fair value of the market-based award granted on March 6, 2014, was determined using a lattice model. The fair value of this award ranges from $2.40 per share to $2.64 per share and will be expensed over derived service periods ranging from approximately 44 to 86 months.

For the three months ended March 31, 2014, we recognized $261,714 of compensation expense related to restricted stock awards. As of March 31, 2014, there was unrecognized compensation cost of $3,012,802 related to restricted stock awards. This cost is expected to be recognized over a weighted average period of approximately 1.7 years.

Non-vested restricted stock awards as of March 31, 2014, and changes during the three months ended March 31, 2014, were as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2014	1,504,518	$2.78
Granted	26,360	2.69
Vested based on service	0	0
Shares withheld related to net share settlement of restricted stock	0	0
Forfeited	0	0
Outstanding at March 31, 2014	1,530,878	$2.78

Under net settlement procedures currently applicable to our outstanding restricted stock awards for current employees, upon each settlement date, restricted stock awards are withheld to cover the required withholding tax, which is based on the value of the restricted stock award on the settlement date as determined by the closing price of our common stock on the vesting date. The remaining amounts are delivered to the recipient as shares of our common stock. There have been no net settlements during the three months ended March 31, 2014.

NOTE 10. INCOME TAXES

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs.

In order to qualify as a RIC, we must, in general, (1) annually, derive at least 90 percent of our gross income from dividends, interest, gains from the sale of securities and similar sources; (2) quarterly, meet certain investment diversification requirements; and (3) annually, distribute at least 90 percent of our investment company taxable income as a dividend. We may either distribute or retain our net capital gain from investments, but any net capital gain not distributed will be subject to corporate income tax and the excise tax described below to the extent not offset by the capital loss carryforward. We currently intend to consider designating net capital gains for distribution as "cash dividends," "designated undistributed capital gains" or "deemed dividends" or some combination thereof. We will be subject to a four percent excise tax to the extent we fail to distribute at least 98 percent of our annual net ordinary income and 98.2 percent of our capital gain net income and would be subject to income tax to the extent we fail to distribute 100 percent of our investment company taxable income. As of January 1, 2014, we had capital loss carryforwards of $3,876,148, which we intend to use to offset current year capital gains, if any. During the three months ended March 31, 2014, we realized capital losses of $7,037,325.

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

For the three months ended March 31, 2014, and 2013, we paid $15,986 and $22,010, respectively, in federal, state and local taxes. At March 31, 2014, and 2013, we had $0 accrued for federal, state and local taxes payable by the Company.

We pay federal, state and local taxes primarily related to sublease income generated by Ventures, which is taxed as a C Corporation. For the three months ended March 31, 2014, and 2013, our income tax expense for Ventures was $15,057 and $21,080, respectively.

NOTE 11. CHANGE IN NET ASSETS PER SHARE

The following table sets forth the computation of basic and diluted per share net decreases in net assets resulting from operations for the three months ended March 31, 2014, and March 31, 2013.

	For the Three Months Ended March 31,
	2014	2013
Numerator for decrease in net assets per share	$(6,475,677)	$(2,060,192)
Denominator for basic weighted average shares	31,197,438	31,116,881
Basic net decrease in net assets per share resulting from operations	$(0.21)	$(0.07)
Denominator for diluted weighted average shares	31,197,438	31,116,881
Diluted net decrease in net assets per share resulting from operations	$(0.21)	$(0.07)
Anti-dilutive shares by type:
Stock Options	1,425,372	1,425,372
Restricted Stock[1]	445,878	548,000
Total anti-dilutive shares	1,871,250	1,973,372

1A total of 1,085,000 and 1,068,000 performance-based shares of restricted stock were outstanding during the three months ended March 31, 2014, and March 31, 2013, respectively. These shares vest when the volume-weighted stock price is at or above pre-determined stock price targets over a 30-day period. These pre-determined stock price targets range from $5.00 per share to $9.00 per share. These shares were not included in the computation of diluted net asset value per share because as of the end of the reporting period none of the pre-determined stock price targets were met.

For the three months ended March 31, 2014, and March 31, 2013, the calculation of net decrease in net assets resulting from operations per diluted share does not include any stock options or restricted stock awards because such awards were anti-dilutive. Stock options and restricted stock awards may be dilutive in future periods in which there are both a net increase in net assets resulting from operations and either significant increases in our average stock price or significant decreases in the amount of unrecognized compensation cost during the period.

NOTE 12. SUBSEQUENT EVENTS

On April 2, 2014, the Company made a $240,500 follow-on investment in Mersana Therapeutics, Inc., a privately held portfolio company.

On April 2, 2014, the Company made a $120,000 follow-on investment in OpGen, Inc., a privately held portfolio company.

On April 10, 2014, and April 25, 2014, the Company made two follow-on investments totaling $1,000,000 in Enumeral Biomedical Corp., a privately held portfolio company.

On April 18, 2014, Canon, Inc., completed its acquisition of Molecular Imprints, Inc.'s semiconductor lithography equipment business. We received $6,486,461 at the close of the transaction and could receive an additional $625,000 from amounts held in escrow as well as up to $1.7 million upon the achievement of certain milestones. With the closing of the transaction, a new spin-out company, which retained the name "Molecular Imprints, Inc." was formed. This new company will continue development and commercialization of nanoscale patterning in consumer and biomedical applications. We are a shareholder of this new company.

In April of 2014, we sold 16,000 shares of Champions Oncology, Inc., for net proceeds of $16,570.

On May 1, 2014, pursuant to the Exemptive Order, a grant of 14,000 shares of restricted stock was made to the non-employee directors of the Company. Each non-employee director was granted 2,000 shares, which will vest ratably over a three-year period.

On May 7, 2014, the Company made an $86,039 follow-on investment in Ultora, Inc., a privately held portfolio company.

HARRIS & HARRIS GROUP, INC. FINANCIAL HIGHLIGHTS (Unaudited)

	Three Months Ended March 31,
	2014	2013

Per Share Operating Performance

Net asset value per share, beginning of period	$3.93	$4.13

Net operating loss*	(0.06)	(0.06)

Net realized (loss) gain on investments*	(0.23)	(0.11)

Net increase in unrealized appreciation on investments and written call options(1)	0.08	0.11

Total from investment operations*	(0.21)	(0.06)

Net increase as a result of stock-based compensation expense*	0.01	0.01

Total increase from capital stock transactions	0.01	0.01

Net increase as a result of other comprehensive income*	0.00	0.03

Net (decrease) increase in net asset value	(0.20)	(0.02)

Net asset value per share, end of period	$3.73	$4.11

Stock price per share, end of period	$3.47	$3.60

Total return based on stock price	16.44%	9.09%

Supplemental Data:

Net assets, end of period	$116,482,799	$127,749,103

Ratio of expenses to average net assets	1.8%	1.7%

Ratio of net operating loss to average net assets	(1.7)%	(1.5)%

Average debt outstanding	$0.00	$0.00

Average debt per share	$0.00	$0.00

Number of shares outstanding, end of period	31,197,438	31,116,881

*Based on Average Shares Outstanding

(1)Net unrealized gains (losses) includes rounding adjustments to reconcile change in net asset value per share. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of unrealized losses on investments.

The accompanying unaudited notes are an integral part of this schedule.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the Company's unaudited March 31, 2014, Consolidated Financial Statements and the Company's audited 2013 Consolidated Financial Statements and notes thereto.

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

Overview

We believe we provide five core benefits to our shareholders. First, we are an established firm with a positive track record of investing in venture capital-backed companies as further discussed in "Investments and Current Investment Pace" on page 64. Second, we provide shareholders with access to disruptive science-enabled companies, particularly ones that are enabled by BIOLOGY+, that would otherwise be difficult to access or inaccessible for most current and potential shareholders. Third, we have an existing portfolio of companies at varying stages of maturity that provide for a potential pipeline of investment returns over time. Fourth, we are able to invest opportunistically in a range of types of securities to take advantage of market inefficiencies. Fifth, we provide access to venture capital investments in a vehicle that, unlike private venture capital firms, has permanent capital, is transparent and is liquid.

We build transformative companies from disruptive science. We make venture capital investments in companies enabled by multidisciplinary, disruptive science. We define venture capital investments as the money and resources made available to privately held and publicly traded small businesses with exceptional growth potential.

As of March 31, 2014, we had 25 equity-focused companies in our portfolio that have yet to complete liquidity events (e.g., IPOs or M&A transactions). This does not include 1) our publicly traded shares of Solazyme, Inc., and Champions Oncology, Inc.; 2) our three venture debt deals, GEO Semiconductor Inc., Nano Terra, Inc., and OHSO Clean, Inc.; and 3) our rights to milestone payments from Amgen, Inc., and Laird Technologies, Inc. As of March 31, 2014, we valued our 25 privately held equity-focused companies at $81,617,444. Including the companies referenced above, we valued our total venture capital portfolio at $90,901,768 as of March 31, 2014. At March 31, 2014, from first dollar in, the average and median holding periods for the 25 privately held equity-focused investments were 6.1 years and 6.8 years, respectively. Historically, as measured from first dollar in to last dollar out, the average and median holding periods for the 70 investments we have exited were 4.4 years and 3.4 years, respectively.

Our execution strategy over the next five years has four parts: 1) Realize returns to increase shareholder value; 2) Invest for growth to increase shareholder value; 3) Partner to more effectively create value; and 4) Return value to our shareholders.

Realize

"Realize" refers to realizing value in our venture capital portfolio. Since our investment in Otisville in 1983 through March 31, 2014, we have made a total of 97 equity-focused venture capital investments. We have completely exited 70 of these 97 investments and partially exited through the sale of shares and/or the sale of call options covered by shares of two of these 97 investments, recognizing aggregate net realized gains of $78,811,932 on invested capital of $120,529,082, or 1.7 times invested capital. For the securities of the 25 companies in our equity-focused portfolio held at March 31, 2014, we have net unrealized depreciation of $22,251,595 on invested capital of $103,869,039. We have aggregate net realized gains on our exited companies offset by unrealized depreciation for our 25 currently held equity-focused investments of $56,560,337 on invested capital of $224,398,121.

The amount of net realized gains includes:

•	$30,253,957 in payments received from the sale of BioVex Group, Inc., to Amgen, Inc., the sale of Innovalight, Inc., to DuPont, the sale of Crystal IS, Inc., to Asahi Kasei Group and the sale of Xradia, Inc., to Carl Zeiss AG. We had invested a total of $15,383,299 in these four portfolio companies;

•	Realized gains of $16,845,010 from the sale of shares of Solazyme, Inc., on invested capital of $5,089,775. In addition, we generated $1,414,875 in realized gains on our sale and/or purchase of written call option and put option contracts covered by our shares of Solazyme, Inc.;

•	Realized gains of $292,402 from the sale of shares of Champions Oncology, Inc., on invested capital of $564,971; and

•	Realized loss of $4,839,811, including call options, on our investment in NeoPhotonics Corporation on invested capital of $7,299,590.

•	Realized loss of $7,299,533 on our investment in Kovio, Inc., on invested capital of $7,299,533. On January 21, 2014, substantially all of Kovio's assets were sold by Square 1 Bank, Kovio's secured creditor, to Thin Film Electronics ASA. Our shares were subsequently declared worthless on February 19, 2014.

The aggregate net realized gains and the cumulative invested capital do not reflect the cost or value of our shares of Solazyme, Inc., and Champions Oncology, Inc., that we owned as of March 31, 2014, or the premiums received on open option contracts of Solazyme of $342,735. The aggregate net realized gains also do not include potential escrow payments from the sale of Xradia, Inc., to Carl Zeiss AG or potential milestone payments that could occur as part of the acquisition of BioVex Group, Inc., by Amgen, Inc., or the acquisition of Nextreme Thermal Solutions, Inc., by Laird Technologies, Inc., at points in time in the future. The aggregate net realized gains also do not include the proceeds received to date or the additional amounts held in escrow and amounts due upon achievement of certain milestones related to the acquisition of the semiconductor manufacturing-related business of Molecular Imprints that was announced in the first quarter of 2014 and completed on April 18, 2014. If these amounts were included as of March 31, 2014, our aggregate net realized gains and cumulative invested capital would be $96,475,880 and $127,804,596, respectively, or 1.8-times invested capital.

Recent and Potential Liquidity Events From Our Portfolio as of March 31, 2014

On July 12, 2013, Carl Zeiss AG completed its acquisition of Xradia, Inc., and on July 19, 2013, we received our initial payment of $12,838,244. On January 23, 2014, we received the first escrow payment of $1,235,312. As of March 31, 2014, additional proceeds of $1,139,515 were held in escrow to be released in whole, or in part, in July of 2014, but there can be no assurance as to how much of this amount we will ultimately realize. As of March 31, 2014, we valued the funds held in escrow from the sale of Xradia at $551,294.

As of March 31, 2014, we valued potential milestone payments from the sale of BioVex Group, Inc., at $3,491,600. If all the remaining milestone payments were to be paid by Amgen, Inc., we would receive $9,526,393. We have not received any milestone payments as of March 31, 2014, and there can be no assurance as to the timing and how much of this amount we will ultimately realize in the future, if any. As of March 31, 2014, we valued potential milestone payments from the sale of Nextreme Thermal Solutions, Inc., to Laird Technologies, Inc., at $0.

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

On April 18, 2014, Canon, Inc., completed its acquisition of Molecular Imprints, Inc.'s semiconductor lithography equipment business. We received $6,486,461 at the close of the transaction and could receive an additional $625,000 from amounts held in escrow as well as up to $1.7 million upon the achievement of certain milestones. With the closing of the transaction, a new spin-out company, which retained the name "Molecular Imprints, Inc." was formed. This new company will continue development and commercialization of nanoscale patterning in consumer and biomedical applications. We are a shareholder of this new company.

On February 27, 2014, the board of directors of Contour Energy Systems, Inc., adopted a plan of complete liquidation and dissolution. Following the sale of Contour Energy's assets and settlement of its liabilities, any remaining proceeds will be distributed to its shareholders. At March 31, 2014, we valued our investment in Contour Energy at $21,418.

Strategy for Managing Publicly Traded Positions

During the three months ended March 31, 2014, our strategy for managing our publicly traded positions has generated $119,697 in net cash proceeds from premiums on call options sold of Solazyme, Inc. We also sold 17,834 shares of Solazyme in open market transactions for proceeds, net of commission, of $214,888. The net increase in our primary liquidity from these transactions was $334,585. Through March 31, 2014, we have generated $2,469,676 in net cash premiums on call options sold and put options purchased of Solazyme since the company completed an IPO in May 2011. We have sold a total of 2,154,149 shares of Solazyme since its IPO for net proceeds, after commission, of $21,207,864 or an average sale price of $9.85 per share. Including premiums from call and put options, the average sale price for these shares was $10.99 per share. Our cost basis in Solazyme is $2.36 per share.

As of March 31, 2014, our remaining 150,000 shares of Solazyme are under the following option contracts:

No. of Shares	Expiration Date	Strike Price
100,000	June 21, 2014	$12.50
50,000	September 20, 2014	$12.50

During the three months ended March 31, 2014, we sold 559,756 shares of our position in Champions Oncology, Inc., in open market transactions for net proceeds, after commission, of $619,690 or an average sale price of $1.11 per share. Our average cost basis in Champions is $0.67 per share.

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

Our current portfolio is comprised of BIOLOGY+ and other companies at varying stages of maturity in a diverse set of industries. As our portfolio companies mature, we seek to invest in new early- and mid-stage companies that may mature into mid- and late-stage companies. This continuous progression creates a pipeline of investment maturities that may lead to future sources of positive contributions to net asset value per share as these companies mature and potentially experience liquidity and exit events. Our pipeline of investment maturities for the 23 equity-focused companies in our portfolio that have yet to complete liquidity events (e.g., IPOs or M&A transactions) and are not in the process of being shut down are shown in the figure below.

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

During the first quarter of 2014, we did not transition the stage categorization of any of our portfolio companies.

As of March 31, 2014, we held securities in Molecular Imprints, Inc., a late-stage company. Molecular Imprints was acquired by Canon, Inc., in the second quarter of 2014. We will retain ownership in a new company created from the non-semiconductor manufacturing business of Molecular Imprints. We currently plan to categorize this new company as a mid-stage company once it is created.

Ownership of Our Portfolio Companies

By studying our portfolio in greater detail, it is evident to us that potential returns from approximately half of the companies in our portfolio could be the real drivers of net asset value growth over the coming years. These companies include ones in which we have substantial ownership and ones where we believe the potential value at exit is substantial. The table below provides some additional detail on our ownership of the 23 equity-focused companies in our portfolio that have yet to complete liquidity events (e.g., IPOs or M&A transactions) and are not in the process of being shut down.

Portfolio Company	Voting Ownership Range

Enumeral Biomedical Corp. HzO, Inc. ProMuc, Inc. Senova Systems, Inc. Sionyx, Inc. Ultora, Inc.	>20%

EchoPixel, Inc. Produced Water Absorbents, Inc.	15-20%

ABSMaterials, Inc. Adesto Technologies Corp. Metabolon, Inc. OpGen, Inc.	10-15%

AgBiome, L.L.C.	5-10%

Bridgelux, Inc. Cambrios Technologies Corp. Champions Oncology, Inc. D-Wave Systems, Inc. Ensemble Therapeutics Corp. Mersana Therapeutics, Inc. Molecular Imprints, Inc. Nantero, Inc.	2.5-5%

Cobalt Technologies, Inc. Nanosys, Inc.	0-2.5%

In previous communications with shareholders, we have discussed how we are managing our portfolio, feeding the "fat hogs" and starving the "lean hogs" to maximize our value at exit. Many of the leaner hogs have experienced write-downs in valuation, and we have de-emphasized them in terms of the time allocation of our team. These steps allow us to focus our time and capital on the companies we believe will be the drivers of our growth. This increases the risk and potential loss of invested capital in these portfolio companies, but it also may increase the potential returns if they are successful. We currently believe companies like D-Wave Systems, Inc., Metabolon, Inc., Adesto Technologies Corporation, HzO, Inc., Produced Water Absorbents, Inc., Ultora, Inc., AgBiome, LLC, Senova Systems, Inc., Enumeral Biomedical Corp. and EchoPixel, Inc., have the potential to be real drivers of growth in our portfolio in the coming years.

Level of Involvement in Our Portfolio Companies

The 1940 Act requires that BDCs offer to "make available significant managerial assistance" to portfolio companies. We are actively involved with our portfolio companies through membership on boards of directors, as observers to the boards of directors and/or through frequent communication with management. As of March 31, 2014, we held at least one board seat or observer rights on 19 of our 23 equity-focused portfolio companies that have yet to complete a liquidity event or an uplisting to a national exchange and are not in the process of being shut down (83 percent).

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

Invest

Growth in Ownership of Portfolio Companies

The chart below depicts the change in our ownership of our portfolio companies from 2001 through 2013 as our assets have increased. Our fully diluted, investment-weighted average ownership has increased from approximately five percent for initial investments made between 2001 and 2004 to approximately 15 percent for initial investments made between 2009 and 2013. This increasing ownership, which we have noted in previous shareholder communications, gives us more control over these companies to potentially affect outcomes beneficial to the Company. Over the coming five years, as companies where our initial investment was made between 2005 and the present continue to mature and exit, we believe our increased levels of ownership have the potential to provide greater returns than our historical investments.

Our goal with our new investments is to have even greater ownership at the time of the realization of our return than we have had historically for all of the reasons discussed above.

Investments and Current Investment Pace

The following is a summary of our initial and follow-on equity-focused investments from January 1, 2010, to March 31, 2014. We consider a "round led" to be a round where we were the new investor or the leader of a group of investors in an investee company. Typically, but not always, the lead investor negotiates the price and terms of the deal with the investee company.

Investments in Our Equity-Focused Portfolio of Investments in Privately Held and Publicly Traded Companies
	2010	2011	2012	2013	Three Months Ended March 31, 2014
Total Incremental Investments	$9,560,721	$17,688,903	$15,141,941	$18,076,288	$2,386,980
No. of New Investments	3	4	2	2	0
No. of Follow-On Investment Rounds	27	31	26	37	7
No. of Rounds Led	5	4	3	9	2
Average Dollar Amount – Initial	$117,069	$1,339,744	$1,407,500	$550,001	$0
Average Dollar Amount – Follow-On	$341,093	$397,740	$474,113	$449,359	$340,997

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

We classify companies in our energy portfolio as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials. Energy is a term used commonly to describe products and processes that solve global problems related to resource constraints. The term "cleantech" is also used commonly in a similar manner.

We classify companies in our electronics portfolio as those that address problems in electronics-related industries, including semiconductors, telecommunications and data communications, metrology and test and measurement.

Our Sources of Liquid Capital

The sources of liquidity that we use to make our investments are classified as primary and secondary liquidity. As of March 31, 2014, and December 31, 2013, our total primary and secondary liquidity was $30,263,296 and $33,620,478, respectively. We do not include funds available from our credit facility as primary or secondary liquidity. We believe it is important to examine both our primary and secondary liquidity when assessing the strength of our balance sheet and our future investment capabilities.

Primary liquidity is comprised of cash, U.S. government securities and certain receivables. As of March 31, 2014, we held $5,901,234 in cash, $19,999,600 in U.S. government securities and $106,466 in certain receivables. As of December 31, 2013, we held $8,538,548 in cash, $18,999,810 in U.S. government securities and $534,826 in certain receivables.

On January 23, 2014, funds totaling $1,235,312 from the sale of Xradia, Inc., were released from escrow, which added to our primary liquidity in the first quarter. The remaining funds held in escrow from the Xradia transaction will be released in July of 2014, net of any settlement of indemnity claims and expenses related to the transaction. If and when these amounts held in escrow are released, those funds would add to our primarily liquidity. Payments upon achieving milestones of the BioVex Group, Inc., sale would also add to our primary liquidity in future quarters if these milestones are achieved successfully. The probability-adjusted value of the future milestone payments for the sale of BioVex, as determined at the end of each fiscal quarter, is included as an asset on our Consolidated Statements of Assets and Liabilities and will be included in primary liquidity only if and when payment is received for achievement of the milestones. During the three months ended March 31, 2014, we sold 17,834 shares of our investment in Solazyme, Inc., in open market sales. We received $214,888 in net proceeds from these transactions. During the three months ended March 31, 2014, we sold 559,756 shares of our investment in Champions Oncology, Inc., in open market sales. We received $619,690 in net proceeds from these transactions. The proceeds received from these transactions added to our primary liquidity. On April 18, 2014, we received proceeds of $6,486,461 from the sale of Molecular Imprints, Inc.'s semiconductor business to Canon, Inc. This will add to our primary liquidity in the second quarter of 2014.

Our secondary liquidity is comprised of the stock of publicly traded companies. Although these companies are publicly traded, their stock may not trade at high volumes and prices may be volatile, which may restrict our ability to sell our positions at any given time. As of March 31, 2014, our secondary liquidity was $4,255,996. Solazyme, Inc., accounts for $1,741,500 of this amount based on its closing price as of March 31, 2014. If our option contracts are called at their strike prices, we would receive proceeds of $1,875,000. The common stock of Champions Oncology, Inc., accounts for $2,514,496 of the total amount of secondary liquidity based on its closing price as of March 31, 2014. As of December 31, 2013, our secondary liquidity was $5,547,294. Solazyme, Inc., accounted for $1,827,712 of this amount based on its closing price as of December 31, 2013. The common stock of Champions Oncology, Inc., accounted for $3,719,582 of the total amount of secondary liquidity based on its closing price as of December 31, 2013. All of our public securities were freely tradable as of March 31, 2014. A decision to sell our shares would result in the cash received from the sale of these assets being included in primary liquidity. Until that time, we will continue to include the value of our shares of our publicly traded portfolio companies in secondary liquidity unless the average trading volume of each company reaches sufficient levels for us to monetize our stock in such companies over a short period of time.

We also have the $20,000,000 Loan Facility, which we can draw on to increase liquidity. As of March 31, 2014, we had no outstanding debt relating to this Loan Facility.

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

We believe that execution of these three steps will generate returns for shareholders over the coming years. We are focused on increasing value for shareholders through growing net asset value per share, and we believe we may have an opportunity to reduce the number of shares outstanding and provide deemed dividends as well as cash dividends as we execute on this strategy.

Current Business Environment

The first quarter of 2014 ended with increases in value in the public market indices. These increases coincided with the strongest three-month period for IPO's since the third quarter of 2000 and the strongest three-month period for M&A transactions by average deal size since the first quarter of 2004, according to the National Venture Capital Association. That said, fundraising by venture capital firms continued to be challenging and concentrated to a small number of funds. These dynamics continue to lead to a difficult fundraising environment for venture-backed companies, particularly those in the middle stages of development and those focused on sectors in which we invest.

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

In each of the years in the period of 2010 through 2013 and for the three months ended March 31, 2014, excluding our rights to milestone payments, we recorded the following gross write-ups in privately held securities as a percentage of net assets at the beginning of the year ("BOY"), gross write-downs in privately held securities as a percentage of net assets at the beginning of the year, and change in value of private portfolio securities as a percentage of net assets at the beginning of the year.

Gross Write-Ups and Write-Downs of the Privately Held Portfolio

	2010	2011	2012	2013	Three Months Ended March 31, 2014

Net Asset Value, BOY	$134,158,258	$146,853,912	$145,698,407	$128,436,774	$122,701,575

Gross Write-Downs During Year	$(11,391,367)	$(11,375,661)	$(19,604,046)	$(19,089,816)	$(5,183,416)

Gross Write-Ups During Year	$30,051,847	$11,997,991	$14,099,904	$10,218,994	$1,106,677

Gross Write-Downs as a Percentage of Net Asset Value, BOY	(8.5)%	(7.8)%	(13.5)%	(14.9)%	(4.2)%

Gross Write-Ups as a Percentage of Net Asset Value, BOY	22.4%	8.2%	9.7%	8.0%	0.9%

Net Change as a Percentage of Net Asset Value, BOY	13.9%	0.4%	(3.8)%	(6.9)%	(3.3)%

From December 31, 2013, to March 31, 2014, the value of our equity-focused venture capital portfolio, including our rights to potential future milestone payments from the sales of BioVex Group, Inc., and Nextreme Thermal Solutions, Inc., decreased by $2,933,951, from $92,313,445 to $89,379,494.

Not including our rights to potential future milestone payments from the sale of BioVex Group, Inc., Nextreme Thermal Solutions, Inc., our equity-focused portfolio companies decreased in value by $2,936,118. This decrease was primarily owing to 1) net decreases in the valuations of Solazyme, Inc., and Champions Oncology, Inc., and sales of a portion of our shares of these companies of $1,300,346, offset by net cash proceeds to us of $834,578 that are not included in the valuation of Solazyme and Champions Oncology as of March 31, 2014, and 2) a net decrease in value owing to a net increase in discounts for non-performance risk of $4,232,261. These changes were offset by 1) follow-on investments of $2,386,980 and 2) a net increase in value owing to the terms and pricing of new rounds of financing of $853,615. The remaining component of the change in the value of our equity-focused portfolio companies of $644,106 was primarily owing to net decreases in public company comparables, the value of warrants, currency fluctuations and net interest on convertible bridge notes.

We note that our Valuation Committee and ultimately our Board of Directors take into account multiple sources of quantitative and qualitative inputs to determine the value of our privately held portfolio companies.

We note that our Valuation Committee does not set the value of Solazyme, Inc., our freely tradable publicly traded portfolio company, or the value of our shares of Champions Oncology, Inc., which trades on an OTC exchange.

We define non-performance as the risk that the price per share (or implied valuation of a portfolio company) or the effective yield of a debt security of a portfolio company, as applicable, does not appropriately represent the risk that a portfolio company that requires or seeks to raise additional capital will be  (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation.  Our best estimates of non-performance risk of our portfolio companies are included in the valuation of the companies as of March 31, 2014. In the future, as these companies receive terms for additional financings or if they are unable to receive additional financing and, therefore, proceed with sales or shutdowns of the business, we expect the contribution of the discount for non-performance risk to vary in importance in determining the fair values of our securities of these companies. Changes in discounts for non-performance risk could positively or negatively affect the value of our portfolio companies in future quarters. As of March 31, 2014, non-performance risk was a significant factor in determining the values of five of our 25 equity-focused portfolio companies and warrants of Champions Oncology, Inc., that are fair valued by our Board of Directors. These five companies accounted for approximately $8.8 million, or 10 percent, of the total value of our equity-focused venture capital portfolio, not including our rights to milestone payments from the sale of BioVex Group, Inc., to Amgen, Inc. As of December 31, 2013, non-performance risk was a significant factor in determining the values of six of our 26 equity-focused portfolio companies and warrants of Champions Oncology, Inc., that are fair valued by our Board of Directors. These six companies accounted for approximately $17.8 million, or 20 percent, of the total value of our equity-focused venture capital portfolio, not including our rights to milestone payments from the sale of BioVex Group, Inc., to Amgen, Inc.

We also note that the valuation of our securities of Molecular Imprints, Inc., includes $4,044,415 that is ascribed to a non-convertible bridge note. The principal plus interest of this note of $1,386,669 was repaid in full in the third quarter of 2011. The remaining value results from a liquidation preference that survived the repayment of the note and was paid to the Company on April 18, 2014, pursuant to the terms of the acquisition of Molecular Imprints by Canon. Our value of this portion of our securities of Molecular Imprints as of March 31, 2014, reflects the terms of the acquisition agreement that closed in April of 2014.

As of March 31, 2014, our top ten investments by value accounted for approximately 75 percent of the value of our equity-focused venture capital portfolio.

Top Ten Equity-Focused Investments by Value

Portfolio Company	Value as of 03/31/2014	Cumulative % of Equity Focused Venture Capital Portfolio

Adesto Technologies Corp.	$14,701,448	17%
Metabolon, Inc.	$10,655,036	30%
Molecular Imprints, Inc.	$8,283,563	39%
HzO, Inc.	$7,445,930	48%
D-Wave Systems, Inc.	$5,520,436	54%
Nanosys, Inc.	$3,995,247	59%
Ensemble Therapeutics Corp.	$3,878,267	63%
Produced Water Absorbents, Inc.	$3,475,506	67%
Cambrios Technologies Corp.	$3,418,349	71%
Bridgelux, Inc.	$3,416,161	75%

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

The potential for, or occurrence of, inflation could result in rising interest rates for government-backed debt.  We may also invest in both short- and long-term U.S. government and agency securities. To the extent that we invest in short- and long-term U.S. government and agency securities, changes in interest rates result in changes in the value of these obligations that result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements, and the quantity and duration of long-term U.S. government and agency securities held by the Company, and it will vary from period to period. During the three months ended March 31, 2014, and March 31, 2013, our average holdings of U.S. government securities were $9,749,853 and $13,999,230, respectively.

Three months ended March 31, 2014, as compared with the three months ended March 31, 2013

In the three months ended March 31, 2014, and March 31, 2013, we had net decreases in net assets resulting from operations of $6,475,677 and $2,060,192, respectively.

Investment Income and Expenses:

We had net operating losses of $1,975,372 and $1,935,573 for the three months ended March 31, 2014, and March 31, 2013, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expense included in salaries, benefits and stock-based compensation of $309,147 in 2014 primarily associated with the compensation cost for restricted stock as compared with $314,721 for the same period in 2013. During the three months ended March 31, 2014, and 2013, total investment income was $146,291 and $185,090, respectively. During the three months ended March 31, 2014, and 2013, total operating expenses were $2,121,663 and $2,120,663, respectively.

During the three months ended March 31, 2014, as compared with the same period in 2013, investment income decreased, reflecting a decrease in interest income from subordinated and senior secured debt, senior secured debt through a participation agreement, rental income from the sublet of our office space at 420 Florence Street, Palo Alto, CA, owing to the expiration of the lease in 2013, and a decrease in our average holdings of U.S. government securities, offset by an increase in interest income from a non-convertible promissory note and convertible bridge notes. During the three months ended March 31, 2014, our average holdings of U.S. government securities were $9,749,853 as compared with $13,999,230 during the three months ended March 31, 2013, primarily owing to the decrease in yield available over the durations of maturities in which we were willing to invest.

Operating expenses, including non-cash, stock-based compensation expenses, were $2,121,663 and $2,120,663 for the three months ended March 31, 2014, and March 31, 2013, respectively. The increase in operating expenses for the three months ended March 31, 2014, as compared with the three months ended March 31, 2013, was primarily owing to increases in salaries, benefits and stock-based compensation expense, directors' fees and expenses, interest and other debt expense and custody fees, offset by decreases in administration and operations expense, professional fees and rent expense. Salaries, benefits and stock-based compensation expense increased by $94,675, or 7.2 percent, for the three months ended March 31, 2014, as compared with March 31, 2013, primarily as a result of increases in employee bonus accruals and costs associated with the increase in salary and benefits for one of our employees whose status changed from a part-time employee in 2013 to a full-time employee in 2014, offset by decrease of $17,240 in the projected benefit obligation expense accrual for medical and pension retirement benefits and a decrease in non-cash stock-based compensation expense of $5,574 associated with the Stock Plan. While the non-cash, stock-based compensation expense for the Stock Plan increased our operating expenses by $309,147, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value. Directors' fees and expenses increased by $20,807, or 28.7 percent, for the three months ended March 31, 2014, as compared with March 31, 2013, primarily owing to an increase in overall fees and the addition of a new member to our Board of Directors in 2014. Interest and other debt expense increased by $87,889, or 1,507 percent, for the three months ended March 31, 2014, as compared with March 31, 2013, primarily as a result of non-utilization fees and amortization of closing fees associated with our Loan Facility. Amortization of prepaid insurance premiums increased by $7,810, or 10.3 percent, for the three months ended March 31, 2014, as compared with March 31, 2013, primarily as a result of timing differences related to allocation of expenses, offset by a decrease in overall annual renewal premiums. Custody fees increased by $998, or 7.2 percent, for the three months ended March 31, 2014, as compared with March 31, 2013.

Administration and operations expense decreased by $3,612, or 2.7 percent, for the three months ended March 31, 2014, as compared with March 31, 2013, primarily as a result of timing differences related to certain accrued expenses, offset by net increases in general office and administration expenses. Professional fees decreased by $173,859, or 45.1 percent, for the three months ended March 31, 2014, as compared with March 31, 2013, primarily as a result of a decrease in certain legal fees, offset by an increase in consulting fees associated with investor outreach and marketing efforts. Rent expense decreased by $33,189, or 32.8 percent, for the three months ended March 31, 2014, as compared with March 31, 2013, owing primarily to the expiration of the lease for our office space at 420 Florence Street, Palo Alto, CA, on August 30, 2013. Our rent expense of $68,026 for the three months ended March 31, 2014, includes $78,993 of rent paid in cash, net of $10,967 non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term.

Realized Gains and Losses from Investments:

During the three months ended March 31, 2014, and March 31, 2013, we realized net losses on investments of $7,037,325 and $3,376,163, respectively.

During the three months ended March 31, 2014, we realized net losses of $7,037,325, consisting primarily of a realized loss on the value of our investment in Kovio, Inc., of $7,299,533 and a realized loss of $110,656 on the repurchase and expiration of certain Solazyme, Inc., written call option contracts, offset by a realized gain of $199,873 on the sale of 559,756 shares of Champions Oncology, Inc., and a realized gain of $172,743 on the sale of 17,834 shares of Solazyme. At March 31, 2014, we still owned 2,539,895 and 150,000 shares of Champions Oncology and Solazyme, respectively. We also had a realized gain of $219 on our escrow payment from the sale of Xradia, Inc.

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

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the three months ended March 31, 2014, net unrealized depreciation on total investments decreased by $2,553,006, or 11.6 percent, from accumulated net unrealized depreciation of $22,021,407 at December 31, 2013, to accumulated net unrealized depreciation of $19,468,401 at March 31, 2014. During the three months ended March 31, 2013, net unrealized depreciation on total investments decreased by $3,273,554, or 87.6 percent, from accumulated net unrealized depreciation of $3,738,387 at December 31, 2012, to accumulated net unrealized depreciation of $464,833 at March 31, 2013.

During the three months ended March 31, 2014, net unrealized depreciation on our venture capital investments decreased by $2,386,577, from net unrealized depreciation of $22,030,334 at December 31, 2013, to net unrealized depreciation of $19,643,757 at March 31, 2014, owing primarily to a net decrease in unrealized depreciation on our investment in Kovio, Inc., of $7,299,533 resulting in a realized loss on this investment when such securities were deemed worthless. We also had the following write-downs in the valuations of the following portfolio company investments:

Investment	Amount of Write-Down

SiOnyx, Inc.	$3,973,399
Champions Oncology, Inc.	794,317
Cobalt Technologies, Inc.	300,490
Ensemble Therapeutics Corporation	231,817
Laser Light Engines, Inc.	182,061
Nanosys, Inc.	133,573
Contour Energy Systems, Inc.	69,426
Metabolon, Inc.	44,168
SynGlyco, Inc.	28,189
D-Wave Systems, Inc.	4,320

The write-downs for the three months ended March 31, 2014, were offset by write-ups in the valuations of the following portfolio company investments:

Investment	Amount of Write-Up

Enumeral Biomedical Corp.	$840,635
Bridgelux, Inc.	215,519
GEO Semiconductor, Inc.	15,352
HzO, Inc.	12,979
NanoTerra, Inc.	9,159
OhSo Clean, Inc.	8,413
Molecular Imprints, Inc.	4,620

We had a decrease in unrealized depreciation of $2,167 on the rights to milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc.

We had an increase in unrealized depreciation owing to foreign currency translation of $215,973 on our investment in D-Wave Systems, Inc.

We had an increase in unrealized depreciation of $44,067 on our investment in Solazyme, Inc., primarily owing to realized gains on the partial sale of the securities.

Unrealized appreciation on our U.S. government securities portfolio increased from unrealized appreciation of $45 at December 31, 2013, to unrealized appreciation of $121 at March 31, 2014.

During the three months ended March 31, 2013, net unrealized depreciation on our venture capital investments decreased by $3,150,749, from net unrealized depreciation of $3,748,631 at December 31, 2012, to net unrealized depreciation of $597,882 at March 31, 2013, resulting primarily from an increase in unrealized appreciation of $4,384,762 on our investment in Nextreme Thermal Solutions, Inc., owing to a realized loss on the sale of the securities.

During the three months ended March 31, 2013, we had write-downs in the valuations of the following portfolio company investments:

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

We had a decrease in unrealized depreciation of $4,078 on the rights to milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc.

We had an increase in unrealized depreciation owing to foreign currency translation of $113,006 on our investment in D-Wave Systems, Inc.

We had a decrease in unrealized depreciation of $530,934 on our investment in NeoPhotonics Corporation owing to realized losses on the sale of the securities.

We had an increase in unrealized depreciation of $1,381,346 on our investment in Solazyme, Inc., owing to realized gains on the sale of the securities.

Unrealized appreciation on our U.S. government securities portfolio decreased from unrealized appreciation of $2,744 at December 31, 2012, to unrealized appreciation of $189 at March 31, 2013.

Financial Condition

March 31, 2014

At March 31, 2014, our total assets and net assets were $118,665,224 and $116,482,799, respectively. At December 31, 2013, they were $125,063,946 and $122,701,575, respectively.

At March 31, 2014, our net asset value per share was $3.73, as compared with $3.93 at December 31, 2013. At March 31, 2014, and December 31, 2013, our shares outstanding were 31,197,438.

Significant developments in the three months ended March 31, 2014, included a decrease in the holdings of our venture capital investments of $2,997,691 and a decrease in our cash and treasury holdings of $1,637,524. The decrease in the value of our venture capital investments from $93,899,459 at December 31, 2013, to $90,901,768 at March 31, 2014, resulted primarily from a decrease in the net value of our venture capital investments of $4,550,093 and a net decrease of $834,578 owing to the sale of certain of our shares of Solazyme, Inc., and Champions Oncology, Inc., offset by an increase owing to seven follow-on investments of $2,386,980. The decrease in our cash and treasury holdings from $27,538,358 at December 31, 2013, to $25,900,834 at March 31, 2014, is primarily owing to follow-on venture capital investments totaling $2,386,980 and to the payment of cash for operating expenses of $1,834,688, offset by net proceeds of $834,578 received from the sale of certain of our shares of Solazyme and Champions Oncology, net premium proceeds of $119,697 received from certain Solazyme written call options and $1,235,312 received from the portion of our payment held in escrow from the sale of Xradia, Inc.

The following table is a summary of additions to our portfolio of venture capital investments made during the three months ended March 31, 2014:

Follow-On Investments	Amount of Investment

Produced Water Absorbents, Inc.	$750,000
Senova Systems, Inc.	500,000
SiOnyx, Inc.	415,635
Enumeral Biomedical Corp.	250,000
OpGen, Inc.	245,017
HzO, Inc.	206,997
Laser Light Engines, Inc.	19,331

Total	$2,386,980

The following tables summarize the values of our portfolios of venture capital investments and U.S. government securities, as compared with their cost, at March 31, 2014, and December 31, 2013:

	March 31, 2014	December 31, 2013

Venture capital investments, at cost	$110,545,525	$115,929,793
Net unrealized (depreciation) (1)	(19,643,757)	(22,030,334)
Venture capital investments, at value	$90,901,768	$93,899,459

	March 31, 2014	December 31, 2013

U.S. government securities, at cost	$19,999,479	$18,999,765
Net unrealized appreciation(1)	121	45
U.S. government obligations, at value	$19,999,600	$18,999,810

(1)At March 31, 2014, and December 31, 2013, the net accumulated unrealized depreciation on investments, including written call options, was $19,468,401 and $22,021,407, respectively.

Cash Flow

Net cash used in operating activities for the three months ended March 31, 2014, was $2,636,560, primarily reflecting the net purchase of U.S. government securities of $1,000,036, the purchase of venture capital investments of $2,386,980 and the payment of operating expenses, partially offset by proceeds from the sale of investments of $2,168,524 and net proceeds from call options of $119,697.

Net cash used in investing activities for the three months ended March 31, 2014, was $754, primarily reflecting the purchase of fixed assets.

Net cash used in operating activities for the three months ended March 31, 2013, was $1,317,539, primarily reflecting the purchase of venture capital investments of $2,515,710 and the payment of operating expenses, partially offset by proceeds from the sale of investments of $3,154,671 and net proceeds from call options of $417,387.

Net cash used in investing activities for the three months ended March 31, 2013, was $1,472, primarily reflecting the purchase of fixed assets.

Liquidity

Our liquidity and capital resources are generated and are generally available through our cash holdings, interest earned on our investments on U.S. government securities, cash flows from the sales of U.S. government securities and payments received on our venture debt investments, proceeds from periodic follow-on equity offerings and realized capital gains retained for reinvestment.

We fund our day-to-day operations using interest earned and proceeds from our cash holdings, the sales of our investments in U.S. government securities, when applicable, and interest earned from our venture debt securities. We believe the increase or decrease in the value of our venture capital investments does not materially affect the day-to-day operations of the Company or our daily liquidity. As of March 31, 2014, and December 31, 2013, we had no investments in money market mutual funds.

Our Loan Facility may be used to fund our investments and not for the payment of day-to-day operating expenses. As of March 31, 2014, we had no debt outstanding. We have not issued any debt securities, and, therefore, are not subject to credit agency downgrades.

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

At March 31, 2014, and December 31, 2013, our total net primary liquidity was $26,007,300 and $28,073,184, respectively. Our primary liquidity is principally comprised of our cash, U.S. government securities, when applicable, and certain receivables. The decrease in our primary liquidity from December 31, 2013, to March 31, 2014, is primarily owing to the use of funds for investments and payment of net operating expenses, offset by the receipt of $1,235,312 from the portion of our upfront payment held in escrow from the sale of Xradia, Inc., to Carl Zeiss AG and net proceeds of $834,578 received from the sales of certain of our shares of Solazyme, Inc., and Champions Oncology, Inc. During the three months ended March 31, 2014, we also purchased and sold call option contracts on our publicly traded positions generating net proceeds of $119,697. On April 18, 2014, Canon, Inc., completed its acquisition of Molecular Imprints, Inc.'s semiconductor lithography equipment business. We received $6,486,461 at the close of the transaction and could receive an additional $625,000 from amounts held in escrow as well as up to $1.7 million upon the achievement of certain milestones. With the closing of the transaction, a new spin-out company, which retained the name "Molecular Imprints, Inc." was formed. This new company will continue development and commercialization of nanoscale patterning in consumer and biomedical applications. We are a shareholder of this new company.

At March 31, 2014, and December 31, 2013, our secondary liquidity was $4,255,996 and $5,547,294, respectively. Our secondary liquidity consists of our publicly traded securities. Although these companies are publicly traded, their stock may not trade at high volumes and prices can be volatile, which may restrict our ability to sell our positions at any given time. We may also be restricted for a period of time in selling our positions in these companies due to our shares being unregistered. As of March 31, 2014, none of our publicly traded securities were restricted from sale.

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

Except for a rights offering, we are generally not able to issue and sell our common stock at a price below our net asset value per share, exclusive of any distributing commission or discount, without shareholder approval. As of March 31, 2014, our net asset value per share was $3.73 per share and our closing market price was $3.47 per share. We do not currently have shareholder approval to issue or sell shares below our net asset value per share.

Borrowings

On September 30, 2013, the Company entered into the Loan Facility that may be used by the Company to fund investments in portfolio companies. The Loan Facility, among other things, matures on September 30, 2017, and bears interest at 10 percent per annum in cash. The Company has the option to have interest accrue at a rate of 13.5 percent per annum if the Company decides not to pay interest in cash monthly. The Company currently plans to pay interest in cash if and when any borrowings are outstanding. The Loan Facility also requires payment of a draw fee on each borrowing equal to 1.0 percent of such borrowing and an unused commitment fee of 1.0 percent per annum. Interest and fee payments under the Loan Facility are made quarterly in arrears. The Company may prepay the loans or reduce the aggregate commitments under the Loan Facility at any time prior to the maturity date, as long as certain conditions are met, including payment of required prepayment or termination fees. The Loan Facility is secured by all of the assets of the Company and its wholly owned subsidiaries, subject to certain customary exclusions. The Loan Facility contains certain affirmative and negative covenants, including without limitation: (a) maintenance of certain minimum liquidity requirements; (b) maintenance of an eligible asset leverage ratio of not less than 4.0:1.0; (c) limitations on liens; (d) limitations on the incurrence of additional indebtedness; and (e) limitations on structural changes, mergers and disposition of assets (other than in the normal course of our business activities). There were no borrowings at closing, and at March 31, 2014, the Company had no outstanding debt.

At March 31, 2014, and December 31, 2013, the Company had no outstanding debt. The remaining capacity under the Loan Facility was $20,000,000 at March 31, 2014.

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

Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments" for additional information. As of March 31, 2014, our financial statements include venture capital investments valued at $86,645,772, the fair values of which were determined in good faith by, or under the direction of, the Board of Directors. As of March 31, 2014, approximately 74 percent of our net assets represent investments in portfolio companies at fair value by the Board of Directors.

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

Historically, difficult venture capital environments have resulted in companies not receiving financing and being subsequently closed down with a loss of investment to venture investors, and other companies receiving financing but at significantly lower valuations than the preceding rounds, leading to very deep dilution for those who do not participate in the new rounds of investment. Our best estimate of this non-performance risk has been quantified and included in the valuation of our portfolio companies as of March 31, 2014.

All investments recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels related to the amount of subjectivity associated with the inputs to fair valuation of these assets are as discussed above.

As of March 31, 2014, approximately 91 percent of our portfolio company investments were classified as Level 3 in the hierarchy, indicating a high level of judgment required in their valuation.

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

Recent Developments - Portfolio Companies

On April 2, 2014, the Company made a $240,500 follow-on investment in Mersana Therapeutics, Inc., a privately held portfolio company.

On April 2, 2014, the Company made a $120,000 follow-on investment in OpGen, Inc., a privately held portfolio company.

On April 10, 2014, and April 25, 2014, the Company made two follow-on investments totaling $1,000,000 in Enumeral Biomedical Corp., a privately held portfolio company.

On April 18, 2014, Canon, Inc., completed its acquisition of Molecular Imprints, Inc.'s semiconductor lithography equipment business. We received $6,486,461 at the close of the transaction and could receive an additional $625,000 from amounts held in escrow as well as up to $1.7 million upon the achievement of certain milestones. With the closing of the transaction, a new spin-out company, which retained the name "Molecular Imprints, Inc." was formed. This new company will continue development and commercialization of nanoscale patterning in consumer and biomedical applications. We are a shareholder of this new company.

In April of 2014, we sold 16,000 shares of Champions Oncology, Inc., for net proceeds of $16,570.

On May 7, 2014, the Company made an $86,039 follow-on investment in Ultora, Inc., a privately held portfolio company.

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

We may also invest in both short- and long-term U.S. government and agency securities. To the extent that we invest in short- and long-term U.S. government and agency securities, changes in interest rates result in changes in the value of these obligations that result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements, and the quantity and duration of long-term U.S. government and agency securities held by the Company, and it will vary from period to period. If the average interest rate on U.S. government securities at March 31, 2014, were to increase by 25, 75 and 150 basis points, the average value of these securities held by us at March 31, 2014, would decrease by approximately $50,000, $150,000 and $300,000, respectively, and the portion of our net asset value attributable to such securities would decrease correspondingly.

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

Foreign Currency Risk

Most of our investments are denominated in U.S. dollars. We currently have one investment denominated in Canadian dollars. We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates. The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates is $466,152 at March 31, 2014.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the 1934 Act). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures. As of March 31, 2014, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the first quarter of 2014 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Investing in our common stock involves significant risks relating to our business and investment objective. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2013, before you purchase any of our common stock.

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

Date: May 8, 2014

EXHIBIT INDEX

Exhibit No.	Description

31.01	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

