Form 10-Q
period 2014-06-30
HARRIS & HARRIS GROUP INC /NY/
filed 2014-08-08
CIK 893739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      ☐             No      ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2014
Common Stock, $0.01 par value per share	31,245,664 shares

Harris & Harris Group, Inc.

Form 10-Q, June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

In the opinion of management, these financial statements reflect all adjustments, consisting of valuation adjustments and normal recurring accruals, necessary for a fair statement of our financial position, results of operations and cash flows for such periods.

Harris & Harris Group, Inc.® (the "Company," "us," "our" and "we"), is an internally managed, non-diversified management investment company that has elected to operate as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). Certain information and disclosures normally included in the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted as permitted by Regulation S-X and Regulation S-K. Accordingly, they do not include all information and disclosures necessary for a fair presentation of our financial position, results of operations and cash flows in conformity with GAAP. The results of operations for any interim period are not necessarily indicative of the results for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Investments, in portfolio securities at value:
Unaffiliated privately held companies (cost: $23,151,547 and $29,277,213, respectively)	$16,316,588	$29,199,564
Unaffiliated rights to milestone payments (adjusted cost basis: $3,921,420 and $3,291,750, respectively)	4,127,104	3,489,433
Unaffiliated publicly traded securities (cost: $1,741,128 and $2,451,410, respectively)	3,136,045	5,570,796
Non-controlled affiliated privately held companies (cost: $76,518,770 and $71,843,448, respectively)	70,276,348	54,287,040
Controlled affiliated privately held companies (cost: $9,636,633 and $9,065,972, respectively)	2,266,746	1,352,626
Total, investments in private portfolio companies, rights to milestone payments and public securities at value (cost: $114,969,498 and $115,929,793, respectively)	$96,122,831	$93,899,459
Investments, in U.S. Treasury securities at value (cost: $0 and $18,999,765, respectively)	0	18,999,810
Cash	24,676,324	8,538,548
Receivable from sales of investments (Note 3)	0	448,886
Funds held in escrow from sales of investments at value (Note 3)	1,447,933	1,786,390
Receivable from portfolio company	54,485	54,160
Interest receivable	21,602	22,804
Prepaid expenses (Note 3)	751,375	991,409
Other assets	299,305	322,480
Total assets	$123,373,855	$125,063,946

LIABILITIES & NET ASSETS

Post retirement plan liabilities (Note 8)	$1,152,671	$1,120,262
Accounts payable and accrued liabilities	964,753	785,608
Deferred rent	330,708	353,001
Written call options payable (premiums received: $145,426 and $112,382, respectively) (Note 7)	47,500	103,500
Total liabilities	2,495,632	2,362,371

Net assets	$120,878,223	$122,701,575

Net assets are comprised of:
Preferred stock, $0.10 par value, 2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares authorized at 6/30/14 and 12/31/13; 33,074,404 and 33,026,178 issued at 6/30/14 and 12/31/13, respectively	330,744	330,262
Additional paid in capital (Note 9)	214,748,521	214,320,241
Accumulated net operating and realized loss	(72,869,464)	(67,449,176)
Accumulated unrealized depreciation of investments	(18,748,741)	(22,021,407)
Accumulated other comprehensive income (Note 8)	822,694	927,186
Treasury stock, at cost (1,828,740 shares at 6/30/14 and 12/31/13)	(3,405,531)	(3,405,531)

Net assets	$120,878,223	$122,701,575

Shares outstanding	31,245,664	31,197,438

Net asset value per outstanding share	$3.87	$3.93

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Investment income:
Interest from:
Unaffiliated companies	$36,447	$56,851	$86,682	$131,846
Non-controlled affiliated companies	41,095	22,207	83,371	37,512
Controlled affiliated companies	36,607	62,390	71,333	109,194
Cash and U.S. Treasury securities and other	2,929	3,374	6,478	9,033
Miscellaneous income	16,757	45,141	32,262	87,468
Total investment income	133,835	189,963	280,126	375,053

Expenses:
Salaries, benefits and stock-based compensation (Note 9)	1,247,426	1,442,714	2,659,786	2,760,399
Administration and operations	206,960	169,950	337,440	304,042
Professional fees	385,352	277,138	597,223	662,868
Interest and other debt expenses	94,276	5,874	187,996	11,705
Directors’ fees and expenses	93,131	58,406	186,408	130,876
Rent	80,065	101,486	148,091	202,701
Insurance expense	84,007	96,180	167,940	172,303
Custody fees	14,228	13,981	29,019	27,774
Depreciation	13,245	14,172	26,450	27,896
Total expenses	2,218,690	2,179,901	4,340,353	4,300,564

Net operating loss	(2,084,855)	(1,989,938)	(4,060,227)	(3,925,511)

Net realized gain (loss):
Realized gain (loss) from investments:
Unaffiliated companies	3,946,838	105,313	3,946,838	105,313
Non-Controlled affiliated companies	588,221	0	(6,711,063)	(4,236,033)
Publicly traded companies	960,882	7,651,057	1,333,497	8,544,061
Written call options	197,309	(150,710)	86,653	(126,762)
Purchased put options	0	(15,127)	0	(72,209)
Realized gain (loss) from investments	5,693,250	7,590,533	(1,344,075)	4,214,370

Income tax expense (Note 10)	0	161	15,986	22,171
Net realized gain (loss) from investments	5,693,250	7,590,372	(1,360,061)	4,192,199

Net decrease (increase) in unrealized depreciation on investments:
Investments	796,969	(1,095,489)	3,183,622	2,052,705
Written call options	(77,309)	(400,184)	89,044	(274,824)
Net decrease (increase) in unrealized depreciation on investments	719,660	(1,495,673)	3,272,666	1,777,881

Net realized and unrealized gains on investments	6,412,910	6,094,699	1,912,605	5,970,080

Net increase (decrease) in net assets resulting from operations:

Total	$4,328,055	$4,104,761	$(2,147,622)	$2,044,569

Per average basic and diluted outstanding share	$0.14	$0.13	$(0.07)	$0.07

Average outstanding shares	31,201,574	31,118,358	31,199,518	31,117,624

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net increase (decrease) resulting from operations	$4,328,055	$4,104,761	$(2,147,622)	$2,044,569

Other comprehensive income (loss):

Prior service cost (Note 8)	0	0	0	1,101,338
Amortization of prior service cost	(52,246)	(43,538)	(104,492)	(87,076)

Other comprehensive (loss) income	(52,246)	(43,538)	(104,492)	1,014,262

Comprehensive income (loss)	$4,275,809	$4,061,223	$(2,252,114)	$3,058,831

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013

Cash flows (used in) provided by operating activities:
Net (decrease) increase in net assets resulting from operations	$(2,147,622)	$2,044,569
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized gain and unrealized appreciation on investments	(1,928,591)	(5,992,251)
Depreciation of fixed assets, amortization of premium or discount on U.S. government securities and prepaid assets and accretion of bridge note interest	(140,878)	(138,475)
Stock-based compensation expense	497,634	630,201
Amortization of prior service cost	(104,492)	1,014,262
Purchase of U.S. government securities	(19,999,044)	(55,998,943)
Sale of U.S. government securities	38,998,052	56,000,000
Purchase of affiliated portfolio companies	(9,714,299)	(6,429,843)
Purchase of unaffiliated portfolio companies	(240,500)	(678,307)
Payments received on debt investments	224,711	627,773
Proceeds from sale of investments and conversion of bridge notes	9,766,197	13,161,839
Proceeds from call option premiums	338,229	844,498
Payments for put and call option purchases	(218,532)	(309,578)

Changes in assets and liabilities:
Receivable from sales of investments	448,886	(3,783,586)
Restricted funds	0	(10)
Receivable from portfolio company	(325)	19,670
Interest receivable	1,202	32,942
Prepaid expenses	240,034	(143,923)
Other assets	(2,209)	0
Post retirement plan liabilities	32,409	(1,050,365)
Accounts payable and accrued liabilities	179,145	50,120
Deferred rent	(22,293)	(18,959)

Net cash provided by (used in) operating activities	16,207,714	(118,366)

Cash flows from investing activities:
Purchase of fixed assets	(1,066)	(3,909)
Net cash used in investing activities	(1,066)	(3,909)

Cash flows from financing activities:
Payment of withholdings related to net settlement of restricted stock	(68,872)	(61,917)
Net cash used in financing activities	(68,872)	(61,917)

Net increase (decrease) in cash	$16,137,776	$(184,192)

Cash at beginning of the period	8,538,548	8,379,111
Cash at end of the period	$24,676,324	$8,194,919

Supplemental disclosures of cash flow information:
Income taxes paid	$15,986	$22,171

Supplemental schedule of non-cash activities:
Impact of plan amendment on post-retirement plan liabilities	$(104,492)	$1,014,262

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	Six Months Ended	Year Ended
	June 30, 2014	December 31, 2013

Changes in net assets from operations:

Net operating loss	$(4,060,227)	$(8,022,206)
Net realized (loss) gain on investments	(1,360,061)	18,516,268
Net decrease (increase) in unrealized depreciation on investments	3,183,622	(18,284,402)
Net increase in unrealized appreciation on written call options	89,044	1,382

Net decrease in net assets resulting from operations	(2,147,622)	(7,788,958)

Changes in net assets from capital stock transactions:

Acquisition of vested restricted stock awards to pay required employee withholding tax	(68,872)	(123,183)
Stock-based compensation expense	497,634	1,249,756

Net increase in net assets resulting from capital stock transactions	428,762	1,126,573

Changes in net assets from accumulated other comprehensive income:

Other comprehensive (loss) income	(104,492)	927,186

Net (decrease) increase in net assets resulting from accumulated other comprehensive income	(104,492)	927,186

Net decrease in net assets	(1,823,352)	(5,735,199)

Net Assets:

Beginning of the period	122,701,575	128,436,774

End of the period	$120,878,223	$122,701,575

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2014 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) –
19.5% of net assets at value

Private Placement Portfolio (Illiquid) (4) –
13.5% of net assets at value

Bridgelux, Inc. (5)(8)(10)		Energy
Manufacturing high-power light emitting
diodes (LEDs) and arrays
Series B Convertible Preferred Stock	(M)		$1,000,000	1,861,504	$330,208
Series C Convertible Preferred Stock	(M)		1,352,196	2,130,699	377,961
Series D Convertible Preferred Stock	(M)		1,371,622	999,999	1,152,335
Series E Convertible Preferred Stock	(M)		672,599	440,334	707,435
Series E-1 Convertible Preferred Stock	(M)		386,073	399,579	471,034
Warrants for Series C Convertible Preferred
Stock expiring 12/31/14	( I )		168,270	163,900	540
Warrants for Series D Convertible Preferred
Stock expiring 8/26/14	( I )		88,531	124,999	11,416
Warrants for Series D Convertible Preferred
Stock expiring 3/10/15	( I )		40,012	41,666	12,502
Warrants for Series E Convertible Preferred
Stock expiring 12/31/17	( I )		93,969	170,823	181,791
Warrants for Common Stock expiring 6/1/16	( I )		72,668	132,100	928
Warrants for Common Stock expiring 8/9/18	( I )		148,409	171,183	12,726
Warrants for Common Stock expiring 10/21/18	( I )		18,816	84,846	3,140
			5,413,165		3,262,016

Cambrios Technologies Corporation (5)(8)(10)		Electronics
Developing nanowire-enabled electronic
materials for the display industry
Series B Convertible Preferred Stock	(M)		1,294,025	1,294,025	790,475
Series C Convertible Preferred Stock	(M)		1,300,000	1,300,000	794,126
Series D Convertible Preferred Stock	(M)		515,756	515,756	709,165
Series D-2 Convertible Preferred Stock	(M)		92,400	92,400	80,850
Series D-4 Convertible Preferred Stock	(M)		216,168	216,168	189,147
			3,418,349		2,563,763

Cobalt Technologies, Inc. (5)(8)(9)(10)(11)		Energy
Developing processes for making bio-
butanol through biomass fermentation
Series C-1 Convertible Preferred Stock	(M)		749,998	352,112	469,577
Series D-1 Convertible Preferred Stock	(M)		122,070	48,828	70,771
Series E-1 Convertible Preferred Stock	(M)		114,938	46,089	56,424
Warrants for Series E-1 Pref. Stock expiring on 10/9/22	( I )		2,781	1,407	1,440
Warrants for Series E-1 Pref. Stock expiring on 3/11/23	( I )		5,355	2,707	2,813
			995,142		601,025

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2014 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) –
19.5% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) –
13.5% of net assets at value (Cont.)

GEO Semiconductor Inc. (5)		Electronics
Developing programmable, high-performance
video and geometry processing solutions
Participation Agreement with Montage
Capital relating to the following assets:
Warrants for Series A Pref. Stock expiring on 9/17/17	( I )		$66,684	100,000	$97,724
Warrants for Series A-1 Pref. Stock expiring on 6/30/18	( I )		23,566	34,500	37,601
Loan and Security Agreement with GEO Semiconductor
relating to the following assets:
Warrants for Series A Pref. Stock expiring on 3/1/18	( I )		7,512	10,000	9,227
Warrants for Series A-1 Pref. Stock expiring on 6/29/18	( I )		7,546	10,000	9,461
			105,308		154,013

Mersana Therapeutics, Inc. (5)(8)(9)(10)(12)		Life Sciences
Developing antibody drug conjugates
for cancer therapy
Series A-1 Convertible Preferred Stock	(M)		683,538	635,081	683,538
Common Stock	(M)		3,875,395	350,539	108,667
			4,558,933		792,205

Molecular Imprints, Inc. (5)(8)(10)(13)		Electronics
Manufacturing nanoimprint lithography
capital equipment for non-semiconductor
manufacturing markets
Series A Convertible Preferred Stock	(M)		928,884	928,884	928,884

Nanosys, Inc. (5)(8)		Energy
Developing inorganic nanowires and
quantum dots for use in LED-backlit devices
Series C Convertible Preferred Stock	(M)		1,500,000	803,428	977,659
Series D Convertible Preferred Stock	(M)		3,000,003	1,016,950	2,014,088
Series E Convertible Preferred Stock	(M)		496,573	433,688	661,331
Unsecured Convertible Bridge Note, 4%, acquired 7/16/12	(M)		47,255	$43,821	123,080
			5,043,831		3,776,158

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2014 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) –
19.5% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) –
13.5% of net assets at value (Cont.)

Nano Terra, Inc. (5)(9)		Energy
Developing surface chemistry and nano-
manufacturing solutions
Senior secured debt, 12.0%, maturing on 12/1/15	( I )		$525,012	$560,415	$554,400
Warrants for Series A-2 Pref. Stock expiring on 2/22/21	( I )		69,168	446,248	21,125
Warrants for Series C Pref. Stock expiring on 11/15/22	( I )		35,403	241,662	88,979
			629,583		664,504

Nantero, Inc. (5)(8)(9)(10)		Electronics
Developing a high-density, nonvolatile,
random access memory chip, enabled
by carbon nanotubes
Series A Convertible Preferred Stock	(M)		489,999	345,070	1,349,224
Series B Convertible Preferred Stock	(M)		323,000	207,051	809,569
Series C Convertible Preferred Stock	(M)		571,329	188,315	736,312
Series D Convertible Preferred Stock	(M)		139,075	35,569	139,075
			1,523,403		3,034,180

OHSO Clean, Inc. (5)(14)		Life Sciences
Developing natural, hypoallergenic household
cleaning products enabled by nanotechnology-
enabled formulations of thyme oil
Participation Agreement with Montage
Capital relating to the following assets:
Senior secured debt, 13.00%, maturing on 3/31/15	( I )		443,207	$552,640	523,840
Warrants for Series C Pref. Stock expiring on 3/30/22	( I )		91,742	1,109,333	16,000
			534,949		539,840

Total Unaffiliated Private Placement Portfolio (cost: $23,151,547)					$16,316,588

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2014 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Rights to Milestone Payments (Illiquid) (6) –
3.4% of net assets at value

Amgen, Inc. (8)(10)		Life Sciences
Rights to Milestone Payments from
Acquisition of BioVex Group, Inc.	( I )		$3,291,750	$3,291,750	$3,496,847

Laird Technologies, Inc. (8)(10)		Energy
Rights to Milestone Payments from Merger &
Acquisition of Nextreme Thermal Solutions, Inc.	( I )		0	0	0

Canon, Inc. (8)(10)		Electronics
Rights to Milestone Payments from
Acquisition of Molecular Imprints, Inc.	( I )		629,670	$629,670	630,257

Total Unaffiliated Rights to Milestone Payments (cost: $3,921,420)					$4,127,104

Publicly Traded Portfolio (7) –
2.6% of net assets at value

Solazyme, Inc. (5)(10)(15)		Energy
Developing algal biodiesel, industrial
chemicals and specialty ingredients using
synthetic biology
Common Stock	(M)		$118,099	50,000	$589,000

Champions Oncology, Inc. (5)(10)		Life Sciences
Developing its TumorGraftTM platform for
personalized medicine and drug development
Common Stock	(M)		1,622,629	2,523,895	2,523,895
Warrants for Common Stock expiring 1/29/18	( I )		400	40,000	23,150
			1,623,029		2,547,045

Total Unaffiliated Publicly Traded Portfolio (cost: $1,741,128)					$3,136,045

Total Investments in Unaffiliated Companies (cost: $28,814,095)					$23,579,737

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2014 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled
Affiliated Companies (3) –
58.1% of net assets at value

Private Placement Portfolio (Illiquid) (16) –
58.1% of net assets at value

ABSMaterials, Inc. (5)(8)(9)		Energy
Developing nano-structured absorbent
materials for environmental remediation
Series A Convertible Preferred Stock	(M)		$435,000	390,000	$471,900
Series B Convertible Preferred Stock	(M)		1,217,644	1,037,751	1,255,679
			1,652,644		1,727,579

Adesto Technologies Corporation (5)(8)(17)		Electronics
Developing low-power, high-performance
memory devices
Series A Convertible Preferred Stock	(M)		2,200,000	6,547,619	1,388,276
Series B Convertible Preferred Stock	(M)		2,200,000	5,952,381	1,262,070
Series C Convertible Preferred Stock	(M)		1,485,531	2,122,187	479,218
Series D Convertible Preferred Stock	(M)		1,393,147	1,466,470	1,040,812
Series D-1 Convertible Preferred Stock	(M)		703,740	987,706	561,291
Series E Convertible Preferred Stock	(M)		2,499,999	3,508,771	9,969,781
			10,482,417		14,701,448

AgBiome, LLC (formerly AgInnovation, LLC) (5)(8)(9)(10)		Life Sciences
Providing early stage research and discovery for
agriculture and utilizing the crop microbiome to
identify products that reduce risk and improve yield
Series A-1 Convertible Preferred Stock	(M)		2,000,000	2,000,000	2,456,834
Series A-2 Convertible Preferred Stock	(M)		521,740	417,392	564,906
			2,521,740		3,021,740

Contour Energy Systems, Inc. (5)(8)(9)(10)		Energy
Developing batteries using
nano-structured materials
Series A Convertible Preferred Stock	(M)		2,009,995	2,565,798	0
Series B Convertible Preferred Stock	(M)		1,300,000	812,500	0
Series C Convertible Preferred Stock	(M)		1,200,000	1,148,325	0
			4,509,995		0

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2014 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled
Affiliated Companies (3) –
58.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (16) –
58.1% of net assets at value (Cont.)

D-Wave Systems, Inc. (8)(9)(18)		Electronics
Developing high-performance
quantum computing systems
Series 1 Class B Convertible Preferred Stock	(M)		$1,002,074	1,144,869	$2,327,977
Series 1 Class C Convertible Preferred Stock	(M)		487,804	450,450	915,945
Series 1 Class D Convertible Preferred Stock	(M)		748,473	855,131	1,738,823
Series 1 Class E Convertible Preferred Stock	(M)		248,049	269,280	547,554
Series 1 Class F Convertible Preferred Stock	(M)		238,323	258,721	526,083
Series 1 Class H Convertible Preferred Stock	(M)		909,088	460,866	937,125
Series 2 Class D Convertible Preferred Stock	(M)		736,019	678,264	1,379,182
Series 2 Class E Convertible Preferred Stock	(M)		659,493	513,900	1,044,964
Series 2 Class F Convertible Preferred Stock	(M)		633,631	493,747	1,003,985
Warrants for Common Stock expiring 6/30/15	( I )		98,644	153,890	71,258
Warrants for Common Stock expiring 5/12/19	( I )		26,357	20,415	10,721
			5,787,955		10,503,617

EchoPixel, Inc. (5)(8)(9)(10)		Life Sciences
Developing algorithms and software to improve
visualization of data for life science and
healthcare applications
Series Seed Convertible Preferred Stock	(M)		1,250,000	4,194,630	1,250,000

Ensemble Therapeutics Corporation (5)(8)(9)		Life Sciences
Developing DNA-Programmed ChemistryTM
for the discovery of new classes of therapeutics
Series B Convertible Preferred Stock	(H)		2,000,000	1,449,275	1,030,781
Series B-1 Convertible Preferred Stock	(H)		679,754	492,575	2,719,014
			2,679,754		3,749,795

Enumeral Biomedical Corp. (5)(8)(9)(19)		Life Sciences
Developing therapeutics and diagnostics
through functional assaying of single cells
Series A Convertible Preferred Stock	(M)		1,026,832	957,038	908,635
Series A-1 Convertible Preferred Stock	(M)		750,000	576,923	613,852
Series A-2 Convertible Preferred Stock	(M)		1,050,001	724,138	859,395
Series B Convertible Preferred Stock	(M)		1,000,000	470,588	818,471
Secured Convertible Bridge Note, 12%, acquired 2/3/14	( I )		204,766	$250,000	629,821
Warrants for Common Stock expiring 2/2/24	( I )		57,567	231,481	138,876
			4,089,166		3,969,050

The accompanying unaudited notes are an integral part of these consolidated financial statements

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2014 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled
Affiliated Companies (3) –
58.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (16) –
58.1% of net assets at value (Cont.)

HZO, Inc. (5)(8)(9)		Electronics
Developing novel industrial coatings that
protect electronics against damage from liquids
Common Stock	(M)		$666,667	405,729	$436,605
Series I Convertible Preferred Stock	(M)		5,709,835	2,266,894	8,144,723
Series II Convertible Preferred Stock	(M)		2,000,003	539,710	2,255,610
			8,376,505		10,836,938

Laser Light Engines, Inc. (5)(8)(9)		Energy
Manufacturing solid-state light sources for
digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	( I )		2,000,000	7,499,062	0
Series B Convertible Preferred Stock	( I )		3,095,802	13,571,848	0
Secured Convertible Bridge Note, 12%, acquired 10/7/11	( I )		200,000	$200,000	0
Secured Convertible Bridge Note, 12%, acquired 11/17/11	( I )		95,652	$95,652	0
Secured Convertible Bridge Note, 12%, acquired 12/21/11	( I )		82,609	$82,609	0
Secured Convertible Bridge Note, 12%, acquired 3/5/12	( I )		434,784	$434,784	0
Secured Convertible Bridge Note, 12%, acquired 7/26/12	( I )		186,955	$186,955	0
Secured Convertible Bridge Note, 20%, acquired 4/29/13	( I )		166,667	$166,667	0
Secured Convertible Bridge Note, 20%, acquired 7/22/13	( I )		166,667	$166,667	0
Secured Convertible Bridge Note, 10%, acquired 10/30/13	( I )		80,669	$80,669	0
Secured Convertible Bridge Note, 10%, acquired 2/5/14	( I )		19,331	$19,331	0
Secured Convertible Bridge Note, 10%, acquired 6/24/14	( I )		13,771	$13,745	13,771
			6,542,907		13,771

Metabolon, Inc. (5)(8)(10)		Life Sciences
Developing service and diagnostic products
through the use of a metabolomics, or
biochemical, profiling platform
Series B Convertible Preferred Stock	(M)		2,500,000	371,739	2,997,991
Series B-1 Convertible Preferred Stock	(M)		706,214	148,696	1,199,196
Series C Convertible Preferred Stock	(M)		1,000,000	1,000,000	2,756,500
Series D Convertible Preferred Stock	(M)		1,499,999	835,882	2,304,109
Series E Convertible Preferred Stock	(M)		1,225,000	444,404	1,225,000
Warrants for Series B-1 Convertible Preferred
Stock expiring 3/25/15	( I )		293,786	74,348	172,233
			7,224,999		10,655,029

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2014 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled
Affiliated Companies (3) –
58.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (16) –
58.1% of net assets at value (Cont.)

OpGen, Inc. (8)		Life Sciences
Developing tools for genomic sequence
assembly and analysis
Series A Convertible Preferred Stock	(M)		$610,017	610,017	$610,017
Common Stock	(M)		3,260,000	29,883	1,494
			3,870,017		611,511
Produced Water Absorbents, Inc. (5)(8)(9)		Energy
Developing nano-structured absorbent materials
for environmental remediation of contaminated
water in the oil and gas industries
Series A Convertible Preferred Stock	(M)		1,000,000	1,000,000	187,500
Series B Convertible Preferred Stock	(M)		1,496,865	5,987,460	2,390,004
Series B-2 Convertible Preferred Stock	(M)		1,015,427	4,322,709	1,645,885
Series B-3 Convertible Preferred Stock	(M)		978,641	3,914,564	1,562,570
Series C Convertible Preferred Stock	(M)		1,000,268	2,667,380	923,584
Warrants for Series B-2 Preferred Stock expiring
upon liquidation event	( I )		65,250	300,000	73,557
			5,556,451		6,783,100

Senova Systems, Inc. (5)(8)(9)		Life Sciences
Developing next-generation sensors to measure pH
Series B Convertible Preferred Stock	(M)		1,218,462	1,350,000	540,000
Series B-1 Convertible Preferred Stock	(M)		1,083,960	2,759,902	1,103,960
Secured Convertible Bridge Note, 10%, acquired 6/25/14	(M)		250,411	$250,000	250,411
Warrants for Series B Preferred Stock expiring 10/15/17	( I )		131,538	164,423	65,753
Warrants for Series B Preferred Stock expiring 4/24/18	( I )		20,000	25,000	9,997
			2,704,371		1,970,121

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2014 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled
Affiliated Companies (3) –
58.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (16) –
58.1% of net assets at value (Cont.)

SiOnyx, Inc. (5)(8)(9)		Electronics
Developing silicon-based optoelectronic
products enabled by its proprietary Black Silicon
Series A Convertible Preferred Stock	(M)		$750,000	233,499	$0
Series A-1 Convertible Preferred Stock	(M)		890,000	2,966,667	0
Series A-2 Convertible Preferred Stock	(M)		2,445,000	4,207,537	0
Series B-1 Convertible Preferred Stock	(M)		1,169,561	1,892,836	0
Series C Convertible Preferred Stock	(M)		1,171,316	1,674,030	0
Secured Convertible Bridge Note, 8%, acquired 1/31/14	(M)		1,324,114	$1,281,125	174,436
Secured Convertible Bridge Note, 8%, acquired 5/9/14	(M)		78,073	$93,976	234,220
Warrants for Series B-1 Convertible Preferred
Stock expiring 2/23/17	( I )		130,439	247,350	0
Warrants for Common Stock expiring 3/28/17	( I )		84,207	418,507	0
Warrants for Common Stock expiring 5/9/19	( I )		17,010	3,208	0
			8,059,720		408,656

Ultora, Inc. (5)(8)(9)(10)		Energy
Developing energy-storage devices
enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		886,830	17,736	0
Series B Convertible Preferred Stock	(M)		236,603	2,347,254	0
Secured Convertible Bridge Note, 5%, acquired 5/7/14	(M)		86,696	$86,039	73,993
			1,210,129		73,993

Total Non-Controlled Private Placement Portfolio (cost: $76,518,770)					$70,276,348

Total Investments in Non-Controlled Affiliated Companies (cost: $76,518,770)					$70,276,348

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2014 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Controlled
Affiliated Companies (3) –
1.9% of net assets at value

Private Placement Portfolio (Illiquid) (20) –
1.9% of net assets at value

ProMuc, Inc. (5)(8)(9)		Life Sciences
Developing synthetic mucins for the
nutritional, food and healthcare markets
Common Stock	(M)		$1	1,000	$1
Secured Convertible Bridge Note, 8%, acquired 12/18/13	(M)		364,959	$350,000	364,959
			364,960		364,960

SynGlyco, Inc. (5)(8)(9)		Life Sciences
Developed synthetic carbohydrates for
pharmaceutical applications
Common Stock	( I )		2,729,817	57,463	0
Series A' Convertible Preferred Stock	( I )		4,855,627	4,855,627	0
Senior Secured Debt, 12.00%, maturing on 12/11/14	( I )		466,298	$500,000	751,500
Secured Convertible Bridge Note, 8%, acquired 1/23/13	( I )		391,173	$350,000	350,154
Secured Convertible Bridge Note, 8%, acquired 4/25/13	( I )		328,758	$300,000	300,132
			8,771,673		1,401,786

UberSeq, Inc. (5)(8)(9)(10)(21)		Life Sciences
Developing translational genomics solutions
Series Seed Convertible Preferred Stock	(M)		500,000	500,000	500,000

Total Controlled Private Placement Portfolio (cost: $9,636,633)					$2,266,746

Total Investments in Controlled Affiliated Companies (cost: $9,636,633)					$2,266,746

Total Private Placement and Publicly Traded Portfolio (cost: $114,969,498)					$96,122,831

Total Investments (cost: $114,969,498)					$96,122,831

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2014 (Unaudited)

	Method of	Number of
	Valuation (1)	Contracts	Value

Written Call Options –
(0.04)% of net assets at value

Solazyme, Inc. — Strike Price $12.50, September 20, 2014	(M)	500	$(47,500)

Total Written Call Options (Premiums Received $145,426)			$(47,500)

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2014 (Unaudited)

Notes to Consolidated Schedule of Investments

(1)	See "Footnote to Consolidated Schedule of Investments" on page 32 for a description of the "Valuation Procedures."

(2)	We classify "Energy" companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials. We classify "Electronics" companies as those that address problems in electronics-related industries, including semiconductors. We classify "Life Sciences" companies as those that address problems in life sciences-related industries, including biotechnology, agriculture, advanced materials and chemicals, healthcare, bioprocessing, water, industrial biotechnology, food, nutrition and energy.

(3)	Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own five percent or more, but less than 25 percent, of the voting shares of the portfolio company, or where we hold one or more seats on the portfolio company’s Board of Directors but do not control the company. Investments in controlled affiliated companies consist of investments in which we own 25 percent or more of the voting shares of the portfolio company or otherwise control the company.

(4)	The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $23,151,547. The gross unrealized appreciation based on the tax cost for these securities is $1,599,294. The gross unrealized depreciation based on the tax cost for these securities is $8,434,253.

(5)	All or a portion of the investments or instruments are pledged as collateral under our loan facility.

(6)	The aggregate cost for federal income tax purposes of investments in unaffiliated rights to milestone payments is $3,921,420. The gross unrealized appreciation based on the tax cost for these securities is $205,684. The gross unrealized depreciation based on the tax cost for these securities is $0.

(7)	The aggregate cost for federal income tax purposes of investments in unaffiliated publicly traded companies is $1,741,128. The gross unrealized appreciation based on the tax cost for these securities is $1,394,917. The gross unrealized depreciation based on the tax cost for these securities is $0.

(8)	We are subject to legal restrictions on the sale of our investment(s) in this company.

(9)	These investments are development-stage companies. A development-stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations, or it has commenced such operations but has not realized significant revenue from them.

(10)	Represents a non-income producing security. Investments that have not paid dividends or interest within the last 12 months are considered to be non-income producing.

(11)	Cobalt Technologies, Inc., also does business as Cobalt Biofuels.

(12)	With our investment in the Mersana Therapeutics, Inc., Series A-1 financing, we received a warrant to purchase 277,760 shares of Series A-2 Convertible Preferred Stock. The ability to exercise the warrant is contingent upon Mersana's achievement of certain milestones. Mersana has not achieved those milestones as of June 30, 2014, and, therefore, this warrant is a contingent asset as of that date. The warrant will expire on July 27, 2022.

The accompanying unaudited notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2014 (Unaudited)

(13)	Upon the closing of Canon's acquisition of Molecular Imprints, Inc.'s semiconductor lithography equipment business, a new spin-out company, which retained the name Molecular Imprints, Inc., was formed. These shares represent our investment in the new company.

(14)	OHSO Clean, Inc. also does business as CleanWell Company.

(15)	All of the shares of this security are held in connection with written call option contracts and are, therefore, pledged to brokers.

(16)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated privately held companies is $76,518,770. The gross unrealized appreciation based on the tax cost for these securities is $17,696,781. The gross unrealized depreciation based on the tax cost for these securities is $23,939,203.

(17)	Adesto Technologies Corporation's Series E shares have certain rights and preferences in a sale or IPO that are not ascribed to the other classes of stock.

(18)	D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave Systems, Inc., through Parallel Universes, Inc., a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. See "Note 3. Summary of Significant Accounting Policies."

(19)	At June 30, 2014, Enumeral Biomedical Corp. was part of our private placement portfolio. On July 31, 2014, Enumeral completed a reverse merger into a publicly traded shell company and is traded publicly on the OTC market. See "Note 12. Subsequent Events."

(20)	The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $9,636,633. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $7,369,887.

(21)	Initial investment was made in 2014.

The accompanying unaudited notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

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

Investments in Controlled
Affiliated Companies (3) –
1.1% of net assets at value

Private Placement Portfolio (Illiquid) (25) –
1.1% of net assets at value

SynGlyco, Inc. (5)(8)(9)(26)		Life Sciences
Developing synthetic carbohydrates for
pharmaceutical applications
Common Stock	( I )		$2,729,817	57,463	$0
Series A' Convertible Preferred Stock	( I )		4,855,627	4,855,627	0
Senior Secured Debt, 12.00%, maturing on 12/11/14	( I )		436,637	$500,000	831,828
Secured Convertible Bridge Note, 8%, acquired 1/23/13	( I )		376,312	$350,000	91,389
Secured Convertible Bridge Note, 8%, acquired 4/25/13	( I )		316,504	$300,000	78,334
			8,714,897		1,001,551

ProMuc, Inc. (5)(8)(9)(22)		Life Sciences
Developing synthetic mucins for the
nutritional, food and healthcare markets
Common Stock	(M)		1	1,000	1
Secured Convertible Bridge Note, 8%, acquired 12/18/13	(M)		351,074	$350,000	351,074
			351,075		351,075

Total Controlled Private Placement Portfolio (cost: $9,065,972)					$1,352,626

Total Investments in Controlled Affiliated Companies (cost: $9,065,972)					$1,352,626

Total Private Placement and Publicly Traded Portfolio (cost: $115,929,793)					$93,899,459

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013 (Unaudited)

	Method of		Shares/
	Valuation (1)	Cost	Principal	Value
U.S. Government Securities (27) –
15.5% of net assets at value

U.S. Treasury Bill — due date 01/23/14	(M)	$18,999,765	$19,000,000	$18,999,810

Total Investments in U.S. Government Securities (cost: $18,999,765)				$18,999,810

Total Investments (cost: $134,929,558)				$112,899,269

	Method of	Number of
	Valuation (1)	Contracts	Value
Written Call Options (22) –
(0.1)% of net assets at value

Solazyme, Inc. — Strike Price $12.50, March 22, 2014	(M)	1,500	$103,500

Total Written Call Options (Premiums Received $112,382)			$(103,500)

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013 (Unaudited)

Notes to Consolidated Schedule of Investments

(1)	See "Footnote to Consolidated Schedule of Investments" on page 32 for a description of the "Valuation Procedures."

(2)	We classify "Energy" companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials. We classify "Electronics" companies as those that address problems in electronics-related industries, including semiconductors. We classify "Life Sciences" companies as those that address problems in life sciences-related industries, including biotechnology, agriculture, advanced materials and chemicals, healthcare, bioprocessing, water, industrial biotechnology, food, nutrition and energy.

(3)	Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own five percent or more, but less than 25 percent, of the voting shares of the portfolio company, or where we hold one or more seats on the portfolio company’s Board of Directors but do not control the company. Investments in controlled affiliated companies consist of investments in which we own 25 percent or more of the voting shares of the portfolio company or otherwise control the company.

(4)	The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $29,277,213. The gross unrealized appreciation based on the tax cost for these securities is $6,909,761. The gross unrealized depreciation based on the tax cost for these securities is $6,987,410.

(5)	All or a portion of the investments or instruments are pledged as collateral under our loan facility.

(6)	The aggregate cost for federal income tax purposes of investments in unaffiliated rights to milestone payments is $3,291,750. The gross unrealized appreciation based on the tax cost for these securities is $197,683. The gross unrealized depreciation based on the tax cost for these securities is $0.

(7)	The aggregate cost for federal income tax purposes of investments in unaffiliated publicly traded companies is $2,451,410. The gross unrealized appreciation based on the tax cost for these securities is $3,119,386. The gross unrealized depreciation based on the tax cost for these securities is $0.

(8)	We are subject to legal restrictions on the sale of our investment(s) in this company.

(9)	These investments are development-stage companies. A development-stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations, or it has commenced such operations but has not realized significant revenue from them.

(10)	Represents a non-income producing security. Investments that have not paid dividends or interest within the last 12 months are considered to be non-income producing.

(11)	Cobalt Technologies, Inc., also does business as Cobalt Biofuels.

(12)	With our investments in convertible bridge notes issued by Ensemble Therapeutics Corporation, we received warrants to purchase a number of shares of the class of stock sold in the next financing of Ensemble Therapeutics Corporation equal to $260,989 divided by the price per share of the class of stock sold in the next financing of Ensemble Therapeutics Corporation. The ability to exercise these warrants is, therefore, contingent on Ensemble Therapeutics Corporation completing successfully a subsequent round of financing. These warrants shall expire and no longer be exercisable on dates ranging from September 10, 2015, through July 8, 2020. The cost basis of these warrants is $157.

The accompanying unaudited notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013 (Unaudited)

(13)	With our investment in the Mersana Therapeutics, Inc., Series A-1 financing, we received a warrant to purchase 277,760 shares of Series A-2 Convertible Preferred Stock. The ability to exercise the warrant is contingent upon Mersana's achievement of certain milestones. Mersana has not achieved those milestones as of December 31, 2013, and, therefore, this warrant is a contingent asset as of that date. The warrant will expire on July 27, 2022.

(14)	As part of a loan the Company made to Molecular Imprints in the second quarter of 2011, we received a liquidation preference payable upon a sale of the company equal to three times the principal of the loan, or $4,044,450. This preference is senior to the preferences of the outstanding preferred stock. While the loan has since been repaid, this liquidation preference remains outstanding as of December 31, 2013.

(15)	On February 13, 2014, Molecular Imprints, Inc., announced that it had signed an agreement to sell its semiconductor lithography equipment business to Canon, Inc. See "Note 13. Subsequent Events" in the 2013 Annual Report on Form 10-K.

(16)	OHSO Clean, Inc. also does business as CleanWell Company.

(17)	A portion of this security is held in connection with written call option contracts: 150,000 shares, having a fair value of $1,633,500, have been pledged to brokers.

(18)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated privately held companies is $71,843,448. The gross unrealized appreciation based on the tax cost for these securities is $10,212,841. The gross unrealized depreciation based on the tax cost for these securities is $27,769,249.

(19)	Adesto Technologies Corporation's Series E shares have certain rights and preferences in a sale or IPO that are not ascribed to the other classes of stock.

(20)	On January 29, 2013, AgInnovation, LLC, changed its name to AgBiome, LLC.

(21)	On February 27, 2014, the board of directors of Contour Energy Systems, Inc., adopted a plan of complete liquidation and dissolution. See "Note 13. Subsequent Events" in the 2013 Annual Report on Form 10-K.

(22)	D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave Systems, Inc., through Parallel Universes, Inc., a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. See "Note 2. Summary of Significant Accounting Policies" in the 2013 Annual Report on Form 10-K.

(23)	Initial investment was made in 2013.

(24)	On January 21, 2014, substantially all of Kovio's assets were sold to Thin Film Electronics ASA. See "Note 13. Subsequent Events" in the 2013 Annual Report on Form 10-K.

(25)	The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $9,065,972. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $7,713,346.

(26)	On October 31, 2013, Ancora sold a substantial portion of its assets, including the use of its corporate name, to Corden Pharma International US, Inc. ("Corden"). The remaining assets formed a new company, SynGlyco, Inc., of which we continue to own shares. SynGlyco may receive future royalty payments based upon certain sales targets and other terms of the Corden acquisition.

(27)	The aggregate cost for federal income tax purposes of our U.S. government securities is $18,999,765. The gross unrealized appreciation on the tax cost for these securities is $45. The gross unrealized depreciation on the tax cost of these securities is $0.

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

V.           Regular Review

The Chief Operating Officer and Chief Financial Officer shall review these Valuation Procedures on an annual basis to determine the continued appropriateness and accuracy of the methodologies used in valuing the Company’s investment assets, and will report any proposed modifications to these Valuation Procedures to the Board of Directors for consideration and approval.

The Chief Executive Officer, the Chief Operating Officer and the individuals responsible for preparing the Valuation Committee book shall meet quarterly before each Valuation Committee meeting to review the methodologies for the valuation of each security, and will highlight any changes to the Valuation Committee.

VI.         Other Assets

Non-investment assets, such as fixtures and equipment, shall be valued using the cost approach less accumulated depreciation at rates determined by management and reviewed by the Audit Committee. Valuation of such assets is not the responsibility of the Valuation Committee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. THE COMPANY

Harris & Harris Group, Inc. (the "Company," "us," "our" and "we"), is a non-diversified management investment company operating as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act") that specializes in making investments in companies commercializing and integrating products enabled by nanotechnology and microsystems. We operate as an internally managed investment company whereby our officers and employees, under the general supervision of our Board of Directors, conduct our operations.

H&H Ventures Management, Inc.SM ("Ventures") is a 100 percent wholly owned subsidiary of the Company. Ventures is taxed under Subchapter C (a "C Corporation") of the Internal Revenue Code of 1986 (the "Code"). Harris Partners I, L.P, is a limited partnership and, from time to time, may be used to hold certain interests in portfolio companies. The partners of Harris Partners I, L.P., are Ventures (sole general partner) and the Company (sole limited partner). Ventures pays taxes on income generated by its operations as well as on any non-passive investment income generated by Harris Partners I, L.P. For the period ended June 30, 2014, there was no non-passive investment income generated by Harris Partners I, L.P. Ventures, as the sole general partner, consolidates Harris Partners I, L.P. for financial reporting purposes. The Company consolidates its wholly owned subsidiary, Ventures, for financial reporting purposes.

NOTE 2. INTERIM FINANCIAL STATEMENTS

Our interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and in conformity with accounting principles generally accepted in the United States of America ("GAAP") applicable to interim financial information. Accordingly, they do not include all information and disclosures necessary for a fair statement of our financial position, results of operations and cash flows in conformity with GAAP for annual financial statements. In the opinion of management, these financial statements reflect all adjustments, consisting of valuation adjustments and normal recurring accruals, necessary for a fair statement of our financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Portfolio Investment Valuations. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission ("SEC") and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") As of June 30, 2014, our financial statements include privately held investments fair valued at $93,009,936. The fair values of our privately held investments and warrants of Champions Oncology, Inc., a publicly traded company, were determined in good faith by, or under the direction of, the Board of Directors. Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material.

Cash. Cash includes demand deposits. Cash is carried at cost, which approximates fair value.

Unaffiliated Rights to Milestone Payments. At June 30, 2014, and December 31, 2013, the outstanding potential milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc., were valued at $3,496,847 and $3,489,433, respectively. The milestone payments are derivatives and valued using the probability-adjusted, present value of proceeds from future payments that would be due upon successful completion of certain regulatory and sales milestones. If all remaining milestones are met, we would receive $9,526,393. There can be no assurance as to how much of this amount we will ultimately realize or when it will be realized, if at all. At June 30, 2014, the outstanding potential milestone payments from Canon, Inc.'s acquisition of Molecular Imprints, Inc., were valued at $630,257. If all remaining milestones are met, we would receive $1,735,582. There can be no assurance as to how much of this amount we will ultimately realize or when it will be realized, if at all. At June 30, 2014, and December 31, 2013, the outstanding potential milestone payments from Laird Technologies, Inc.’s acquisition of Nextreme Thermal Solutions, Inc., were valued at $0.

Receivable from Sales of Investments. At June 30, 2014, we had no receivables from sales of investments. At December 31, 2013, we had a receivable totaling $448,886 from the sales of 43,073 shares of Solazyme, Inc., which settled on January 2 and January 6, 2014, and 2,075 shares of Champions Oncology, Inc., which settled on January 3, 2014.

Funds Held in Escrow from Sale of Investment. At June 30, 2014, and December 31, 2013, there were funds held in escrow fair valued at $1,447,933 and $1,786,390, respectively, relating to the sales of Xradia, Inc., to Carl Zeiss AG and Molecular Imprints, Inc., to Canon, Inc. Funds held in escrow are valued using certain discounts applied to the amounts withheld. Funds held in escrow totaling $1,235,312 and $1,139,515 from the Xradia transaction were released in January and July of 2014, respectively. Funds held in escrow valued at $308,418 from the Molecular Imprints transaction are expected to be released in April of 2016 and April of 2017, net of any settlement of any indemnity claims and expenses related to the transaction. If the funds held in escrow for this transaction are released in full, we would receive $625,000 and realize a gain of $316,582.

Prepaid Expenses. We include prepaid insurance premiums and deferred financing charges in "Prepaid expenses." Prepaid insurance premiums are recognized over the term of the insurance contract and are included in "Insurance expense" in the Consolidated Statements of Operations. Deferred financing charges consist of fees and expenses paid in connection with the closing of loan facilities and are capitalized at the time of payment. Deferred financing charges are amortized over the term of the loan facility discussed in "Note 5. Debt." Amortization of the financing charges is included in "Interest and other debt expense" in the Consolidated Statements of Operations.

Property and Equipment. Property and equipment are included in "Other assets" and are carried at $220,754 and $246,138 at June 30, 2014, and December 31, 2013, respectively, representing cost, less accumulated depreciation of $394,678 and $375,600, respectively. Depreciation is provided using the straight-line method over the estimated useful lives of the property and equipment. We estimate the useful lives to be five to ten years for furniture and fixtures, three years for computer equipment, and the lesser of ten years or the remaining life of the lease for leasehold improvements. All of our fixed assets are pledged as collateral under the Company's four-year $20,000,000 Multi-Draw Term Loan Facility Credit Agreement, by and among the Company, as borrower, Orix Corporate Capital, Inc., as administrative agent and lender and the other lenders party thereto from time to time (the "Loan Facility").

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

Interest Income Recognition. Interest income, including amortization of premium and accretion of discount, is recorded on an accrual basis. When accrued interest is determined to not be recoverable, the Company ceases accruing interest and writes off any previously accrued interest. Securities are deemed to be non-income producing if, on their last interest or dividend date, no cash was paid or no cash or in-kind dividends were declared. These write-offs are reversed through interest income. During the three months and six months ended June 30, 2014, the Company earned $71,029 and $144,592, respectively, in interest on U.S. government securities, senior secured debt, participation agreements, subordinated secured debt, non-convertible promissory notes and interest-bearing accounts. During the three months and six months ended June 30, 2013, the Company earned $80,608 and $175,817, respectively, in interest on U.S. government securities, senior secured debt, participation agreements, subordinated secured debt, non-convertible promissory notes and interest-bearing accounts. During the three months and six months ended June 30, 2014, the Company recorded, on a net basis, $62,806 and $135,534, respectively, of bridge note interest. The total for the six months ended June 30, 2014, includes a partial write-off of previously accrued bridge note interest of $1,392. During the three months and six months ended June 30, 2013, the Company recorded $79,355 and $139,236, respectively, of bridge note interest.

Loan Fees. Loan fees received in connection with our venture debt investments are deferred. The unearned fee income is accreted into income based on the effective interest method over the life of the investment. Total loan fees accreted into investment income were $16,757 and $32,262 for the three months and six months ended June 30, 2014, respectively. Total loan fees accreted into investment income were $15,140 and $27,467 for the three months and six months ended June 30, 2013, respectively.

Call Options. The Company writes covered call options on publicly traded securities with the intention of earning option premiums. Option premiums may increase the Company’s realized gains and, therefore, may help increase distributable income, but may limit the realized gains on the security. When a Company writes (sells) an option, an amount equal to the premium received by the Company is recorded in the Consolidated Statements of Assets and Liabilities as a liability. The amount of the liability is subsequently marked-to-market to reflect the current market value of the option written. When an option expires, the Company realizes a gain on the option to the extent of the premiums received. Premiums received from writing options that are exercised or closed are added to the proceeds or offset against the amount paid on the transaction to determine the realized gain or loss. At June 30, 2014, and December 31, 2013, the Company had 50,000 and 150,000 shares, respectively, of Solazyme, Inc., covered by call option contracts. In the event these contracts are exercised, the Company would be required to deliver those shares to the counterparty.

Stock-Based Compensation. The Company has a stock-based employee compensation plan. The Company accounts for the Amended and Restated Harris & Harris Group, Inc. 2012 Equity Incentive Plan (the "Stock Plan") by determining the fair value of all share-based payments to employees, including the fair value of grants of employee stock options and restricted stock awards, and records these amounts as an expense in the Consolidated Statements of Operations over the vesting period with a corresponding increase to our additional paid-in capital. At June 30, 2014, and December 31, 2013, the increase to our operating expenses was offset by the increase to our additional paid-in capital, resulting in no net impact to our net asset value. Additionally, the Company does not record the potential tax benefits associated with the expensing of stock options or restricted stock because the Company currently intends to qualify as a regulated investment company ("RIC") under Subchapter M of the Code, and the deduction attributable to such expensing, therefore, is unlikely to provide any additional tax savings. The amount of non-cash, stock-based compensation expense recognized in the Consolidated Statements of Operations is based on the fair value of the awards the Company expects to vest, recognized over the vesting period on a straight-line basis for each award, and adjusted for actual awards vested and pre-vesting forfeitures. The forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate and is accounted for in the current period and prospectively. See "Note 9. Stock-Based Compensation" for further discussion.

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

Income Taxes. As we intend to qualify as a RIC under Subchapter M of the Code, the Company does not accrue for income taxes. The Company has capital loss carryforwards that can be used to offset net realized capital gains. The Company recognizes interest and penalties in income tax expense. We pay federal, state and local income taxes on behalf of our wholly owned subsidiary, Ventures, which is a C corporation. See "Note 10. Income Taxes" for further discussion.

Foreign Currency Translation. The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company does not isolate the portion of the results of operations that arises from changes in foreign currency rates on investments held on its Consolidated Statements of Operations. For the three months ended June 30, 2014, included in the net decrease in unrealized depreciation on investments was an unrealized gain of $206,811 resulting from foreign currency translation. For the six months ended June 30, 2014, included in the net decrease in unrealized depreciation on investments was an unrealized loss of $9,162 resulting from foreign currency translation. For the three months and six months ended June 30, 2013, included in the net decrease in unrealized depreciation on investments was an unrealized loss of $197,041 and $310,047, respectively, resulting from foreign currency translation.

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

Recent Accounting Pronouncements. In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company is currently evaluating the impact of adopting this guidance.

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

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

We do not choose investments based on a strategy of diversification. We also do not rebalance the portfolio should one of our portfolio companies increase in value substantially relative to the rest of the portfolio.  Therefore, the value of our portfolio may be more vulnerable to microeconomic events affecting a single sector, industry or portfolio company and to general macroeconomic events that may be unrelated to our portfolio companies. These factors may subject the value of our portfolio to greater volatility than a company that follows a diversification strategy. As of June 30, 2014, and December 31, 2013, our largest 10 investments by value accounted for approximately 79 percent and 75 percent, respectively, of the value of our equity-focused venture capital portfolio, excluding the rights to milestone payments. Our largest three investments, by value, Adesto Technologies Corporation, HZO, Inc., and Metabolon, Inc., accounted for approximately 16 percent, 12 percent and 12 percent, respectively, of our equity-focused venture capital portfolio as of June 30, 2014. Adesto Technologies, HZO and Metabolon are privately held portfolio companies. As of December 31, 2013, our largest three investments, by value, Adesto Technologies Corporation, Metabolon, Inc., and Molecular Imprints, Inc., accounted for approximately 17 percent, 12 percent and 9 percent, respectively, of our equity-focused venture capital portfolio.

Approximately 97 percent of the portion of our equity-focused venture capital portfolio that was fair valued was comprised of securities of 26 privately held companies and warrants of one publicly traded company. Because there is typically no public or readily ascertainable market for our interests in the small privately held companies in which we invest, the valuation of the securities in that portion of our portfolio is determined in good faith by our Valuation Committee, which is comprised of all of the independent members of our Board of Directors. The values are determined in accordance with our Valuation Procedures and are subject to significant estimates and judgments. The fair value of the securities in our portfolio may differ significantly from the values that would be placed on these securities if a ready market for the securities existed. Any changes in valuation are recorded in our Consolidated Statements of Operations as "Net decrease (increase) in unrealized depreciation on investments." Changes in valuation of any of our investments in privately held companies from one period to another may be significant.

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

At June 30, 2014, and December 31, 2013, the Company had no outstanding debt. The weighted average annual interest rate for the three months and six months ended June 30, 2014, was zero percent, exclusive of amortization of closing fees and other expenses. The weighted average debt outstanding for the three months and six months ended June 30, 2014, was $0. The remaining capacity under the Loan Facility was $20,000,000 at June 30, 2014. Fees and expenses of $700,000 related to establishing the Loan Facility have been deferred and included as "Prepaid expenses" as of June 30, 2014. These amounts are amortized over the term of the Loan Facility, and $87,440 was amortized in the six months ended June 30, 2014. At June 30, 2014, the Company was in compliance with all covenants required by the Loan Facility.

NOTE 6. FAIR VALUE OF INVESTMENTS

At June 30, 2014, our financial assets were categorized as follows in the fair value hierarchy:

	Fair Value Measurement at Reporting Date Using:
Description	June 30, 2014	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Privately Held Portfolio Companies:
Preferred Stock	$82,918,390	$0	$0	$82,918,390
Bridge Notes	2,514,976	0	0	2,514,976
Warrants	921,633	0	0	921,633
Rights to Milestone Payments	4,127,104	0	0	4,127,104
Common Stock	546,767	0	0	546,767
Senior Secured Debt	1,305,901	0	0	1,305,901
Participation Agreement	675,165	0	0	675,165

Publicly Traded Portfolio Companies:
Common Stock	$3,112,895	$3,112,895	$0	$0

Total Investments:	$96,122,831	$3,112,895	$0	$93,009,936

Funds Held in Escrow From
Sales of Investments:	$1,447,933	$0	$0	$1,447,933

Total Financial Assets:	$97,570,764	$3,112,895	$0	$94,457,869

Liabilities:
Written Call Options	$47,500	$47,500	$0	$0

Total Liabilities:	$47,500	$47,500	$0	$0

Significant Unobservable Inputs

The table below presents the valuation technique and quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurements of Level 3 assets. Unobservable inputs are those inputs for which little or no market data exists and, therefore, require an entity to develop its own assumptions.

	Fair Value at June 30, 2014	Valuation Technique(s)	Unobservable Input	Range (Weighted Average(a))

			Private Offering Price	$1.38 ($1.38)
			Probability of Exit Outcomes	25% - 75% (b)
Preferred Stock	$3,749,795	Hybrid Approach	Probability of Achieving Milestones	26% - 80% (b)

			Probability of Exit Outcomes	0% - 100% (b)
Preferred Stock	0	Income Approach	Probability of Achieving Milestones	0% - 100% (b)

			Private Offering Price	$0.10 - $3.91 ($1.74)
			Non-Performance Risk	0% - 94% (2.1%)
			Revenue Multiples	1.26 - 8.80 (2.94)
			Illiquidity Discounts	20% - 30% (23.1%)
Preferred Stock	79,168,595	Market Approach	Probability of Exit Outcomes	0% - 100% (b)

	1,293,877	Income Approach	Private Offering Price	$1.00 ($1.00)
Bridge Notes	1,221,099	Market Approach	Non-Performance Risk	0% (0%)

			Private Offering Price	$0.001 - $1.076 ($0.92)
Common Stock	546,767	Market Approach	Non-Performance Risk	0% (0%)

Warrants	921,633	Black-Sholes- Merton Model	Stock Price Volatility Expected Term	$0.00 - $2.76 ($1.17) 64.3% - 107% (104%) 0.16 - 9.60 Years (4.0)

Rights to Milestone Payments	4,127,104	Probability Weighted Discounted Cash Flow	Probability of Achieving Independent Milestones Probability of Achieving Dependent Milestones	0% - 80% (b) 0% - 30% (b)

Participation Agreements(c)	675,165	Income Approach	Warrant Adjusted Effective Yield Effective Yield Non-Performance Risk Participation Payment Risk Stock Price Volatility Expected Term	22.8% (22.8%) 22.8% (22.8%) 0% (0%) 0% (0%) $0.09 - $0.50 ($0.46) 107% (107%) 3.22 - 7.75 Years (3.89)

Senior Secured Debt	1,305,901	Income Approach	Effective Yield Non-Performance Risk	15.8% (6.7%) 0% (0%)

Funds Held in Escrow From Sales of Investments	1,447,933		Escrow Discounts	0 - 50% (11%)

Total	$94,457,869

(a) Weighted average based on fair value at June 30, 2014.

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

Rights to Milestone Payments

Rights to milestone payments are valued using a probability-weighted discounted cash flow model. As part of Amgen Inc.’s acquisition of our former portfolio company, BioVex Group, Inc., we are entitled to potential future milestone payments based upon the achievement of certain regulatory and sales milestones. We are also entitled to future milestone payments from Laird Technologies Inc.'s acquisition of our former portfolio company, Nextreme Thermal Solutions, Inc., and from Canon, Inc.'s acquisition of Molecular Imprints, Inc. We assign probabilities to the achievements of the various milestones. Milestones identified as independent milestones can be achieved irrespective of the achievement of other contractual milestones. Dependent milestones are those that can only be achieved after another, or series of other, milestones are achieved. The interest rates used in these models are observable inputs from sources such as the Federal Reserve published interest rates.

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

The following chart shows the components of change in the financial assets categorized as Level 3 for the three months ended June 30, 2014.

Beginning Balance 4/1/2014	Total Realized Gains (Losses) Included in Changes in Net Assets	Transfers	Total Unrealized (Depreciation) Appreciation Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals	Ending Balance 6/30/2014	Amount of Total
(Depreciation)
Appreciation for the
Period Included in
Changes in Net
Assets Attributable
to the Change in
Unrealized Gains or
Losses Relating to
Assets Still Held at
									the Reporting Date

Preferred Stock	$70,633,956	$4,263,420	$1,897,462	[1,2]	$5,720,997	$6,889,016	$(6,486,461)	$82,918,390	$5,549,964

Bridge Notes	5,402,815	0	(3,653,987)[1]		68,236	697,912	0	2,514,976	68,236

Common Stock	108,668	0	436,605	[1]	1,494	0	0	546,767	1,494

Warrants	740,070	0	65,250	[1]	72,946	43,367	0	921,633	72,946

Rights to Milestone Payments	3,491,600	0	629,670	[1]	5,834	0	0	4,127,104	5,834

Participation Agreements	757,797	0	0		(40,708)	1,276	(43,200)	675,165	(40,708)

Senior Secured Debt	1,466,451	0	0		(92,510)	15,481	(83,521)	1,305,901	(92,510)

Funds Held in Escrow From Sales of Investments	551,294	271,639	625,000	[2]	0	0	0	1,447,933	0

Total	$83,152,651	$4,535,059	$0		$5,736,289	$7,647,052	$(6,613,182)	$94,457,869	$(5,565,256)

[1]	Transfers among asset classes are owing to conversions at financing events. These do not represent transfers in or out of Level 3.
[2]	There was a $625,000 transfer from "Preferred Stock" into "Funds Held in Escrow From Sales of Investments" owing to the sale of Molecular Imprints, Inc., to Canon, Inc.

We elected to use the beginning of period values to recognize transfers in and out of Level 3 investments. For the three months ended June 30, 2014, there were no transfers out of Level 3.

The following chart shows the components of change in the financial assets categorized as Level 3 for the six months ended June 30, 2014.

Beginning Balance 1/1/2014	Total Realized Gains (Losses) Included in Changes in Net Assets	Transfers	Total Unrealized (Depreciation) Appreciation Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals	Ending Balance 6/30/2014	Amount of Total
(Depreciation)
Appreciation for the
Period Included in
Changes in Net
Assets Attributable
to the Change in
Unrealized Gains or
Losses Relating to
Assets Still Held at
									the Reporting Date

Preferred Stock	$71,577,059	$(2,986,113)	$2,746,327	[1,2]	$10,226,545	$7,841,033	$(6,486,461)	$82,918,390	$2,805,979

Bridge Notes	6,044,114	(50,000)	(4,502,852)[1]		(1,124,325)	2,148,039	0	2,514,976	(1,174,325)

Common Stock	108,668	0	436,605	[1]	1,494	0	0	546,767	1,494

Warrants	800,487	0	65,250	[1]	(45,038)	100,934	0	921,633	(45,038)

Rights to Milestone Payments	3,489,433	0	629,670	[1]	8,001	0	0	4,127,104	8,001

Participation Agreements	777,195	0	0		(18,231)	2,601	(86,400)	675,165	(18,231)

Senior Secured Debt	1,511,828	0	0		(97,276)	29,660	(138,311)	1,305,901	(97,276)

Funds Held in Escrow From Sales of Investments	1,786,390	271,858	625,000	[2]	0	0	(1,235,315)	1,447,933	0

Total	$86,095,174	$(2,764,255)	$0		$8,951,170	$10,122,267	$(7,946,487)	$94,457,869	$1,480,604

[1]	Transfers among asset classes are owing to conversions at financing events. These do not represent transfers in or out of Level 3.
[2]	There was a $625,000 transfer from "Preferred Stock" into "Funds Held in Escrow From Sales of Investments" owing to the sale of Molecular Imprints, Inc., to Canon, Inc.

For the six months ended June 30, 2014, there were no transfers out of Level 3.

At December 31, 2013, our financial assets were categorized as follows in the fair value hierarchy:

	Fair Value Measurement at Reporting Date Using:

Description	December 31, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government Securities:	$18,999,810	$18,999,810	$0	$0

Privately Held Portfolio Companies:
Preferred Stock	$71,577,059	$0	$0	$71,577,059
Bridge Notes	6,044,114	0	0	6,044,114
Warrants	800,487	0	0	800,487
Rights to Milestone Payments	3,489,433	0	0	3,489,433
Common Stock	108,668	0	0	108,668
Senior Secured Debt	1,511,828	0	0	1,511,828
Participation Agreement	777,195	0	0	777,195
Non-Convertible Promissory Note	4,043,381	0	4,043,381	0

Publicly Traded Portfolio Companies:
Common Stock	$5,547,294	$5,547,294	$0	$0

Total Investments:	$112,899,269	$24,547,104	$4,043,381	$84,308,784

Funds Held in Escrow From
Sales of Investments:	$1,786,390	$0	$0	$1,786,390

Total Financial Assets:	$114,685,659	$24,547,104	$4,043,381	$86,095,174

Liabilities:
Written Call Options	$103,500	$103,500	$0	$0

Total Liabilities:	$103,500	$103,500	$0	$0

The following chart shows the components of change in the financial assets categorized as Level 3 for the twelve months ended December 31, 2013.

Beginning Balance 1/1/2013	Total Realized Gains (Losses) Included in Changes in Net Assets	Transfers	Total Unrealized (Depreciation) Appreciation Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals	Ending Balance 12/31/2013	Amount of Total
(Depreciation)
Appreciation for the
Period Included in
Changes in Net
Assets Attributable
to the Change in
Unrealized Gains or
Losses Relating to
Assets Still Held at
								the Reporting Date

Preferred Stock	$78,615,582	$10,006,915	$1,817,476 [1]	$(17,635,033)	$12,779,034	$(14,006,915)	$71,577,059	$(9,331,349)

Bridge Notes	4,152,634	0	(1,822,831)[1]	(1,078,514)	4,792,825	0	6,044,114	(1,078,514)

Common Stock	108,667	(4,384,762)	0	4,384,762	1	0	108,668	0

Warrants	586,320	0	5,355 [1]	188,412	20,400	0	800,487	188,412

Rights to Milestone Payments	3,400,734	0	0	88,699	0	0	3,489,433	88,699

Participation Agreements	1,138,148	90,255	0	(22,807)	5,966	(434,367)	777,195	39,896

Subordinated Secured Debt	120,410	15,058	0	(10,836)	368	(125,000)	0	0

Senior Secured Debt	1,075,870	0	0	397,325	339,907	(301,274)	1,511,828	397,325

Non-Convertible Promissory Note	3,033,338	0	(3,033,338)	0	0	0	0	0

Publicly Traded Common Stock	1,348,227	0	(1,547,827)	0	199,600	0	0	0

Funds Held in Escrow From Sales of Investments	1,052,345	766,448	0	0	1,168,671	(1,201,074)	1,786,390	0

Total	$94,632,275	$6,493,914	$(4,581,165)	$(13,687,992)	$19,306,772	$(16,068,630)	$86,095,174	$(9,695,531)

[1]	Transfers among asset classes are owing to conversions at financing events. These do not represent transfers in or out of Level 3.

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
(Depreciation)
Appreciation for the
Period Included in
Changes in Net
Assets Attributable
to the Change in
Unrealized Gains or
Losses Relating to
Assets Still Held at
								the Reporting Date

Preferred Stock	$79,279,756	$0	$352,838 [1]	$(1,505,819)	$3,836,373	$0	$81,963,148	$(1,505,819)

Bridge Notes	5,213,314	0	(352,838)[1]	1,129,927	815,430	0	6,805,833	1,129,927

Common Stock	108,667	0	0	0	0	0	108,667	0

Warrants	544,844	0	0	213,699	20,000	0	778,543	213,699

Rights to Milestone Payments	3,404,812	0	0	(21,092)	0	0	3,383,720	(21,092)

Participation Agreements	1,146,618	90,255	0	(78,070)	1,427	(352,117)	808,113	5,900

Subordinated Secured Debt	129,500	15,058	0	(19,558)	0	(125,000)	0	0

Senior Secured Debt	1,388,150	0	0	117,299	13,710	(73,905)	1,445,254	117,299

Non-Convertible Promissory Note	3,033,338	0	0	0	0	0	3,033,338	0

Publicly Traded Common Stock	1,551,880	0	(1,348,227)	464,220	0	0	667,873	464,220

Total	$95,800,879	$105,313	$(1,348,227)	$300,606	$4,686,940	$(551,022)	$98,994,489	$404,134

[1]	Transfers among asset classes are owing to conversions at financing events. These do not represent transfers in or out of Level 3.

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
(Depreciation)
Appreciation for the
Period Included in
Changes in Net
Assets Attributable
to the Change in
Unrealized Gains or
Losses Relating to
Assets Still Held at
								the Reporting Date

Preferred Stock	$78,615,582	$0	$425,448 [1]	$(1,405,355)	$4,327,473	$0	$81,963,148	$(1,405,355)

Bridge Notes	4,152,634	0	(430,803)[1]	734,086	2,349,916	0	6,805,833	734,086

Common Stock	108,667	(4,384,762)	0	4,384,762	0	0	108,667	0

Warrants	586,320	0	5,355 [1]	166,468	20,400	0	778,543	166,468

Rights to Milestone Payments	3,400,734	0	0	(17,014)	0	0	3,383,720	(17,014)

Participation Agreements	1,138,148	90,255	0	(40,347)	3,224	(383,167)	808,113	22,356

Subordinated Secured Debt	120,410	15,058	0	(10,836)	368	(125,000)	0	0

Senior Secured Debt	1,075,870	0	0	115,117	373,873	(119,606)	1,445,254	115,117

Non-Convertible Promissory Note	3,033,338	0	0	0	0	0	3,033,338	0

Publicly Traded Common Stock	1,348,227	0	(1,348,227)	468,273	199,600	0	667,873	468,273

Total	$93,579,930	$(4,279,449)	$(1,348,227)	$4,395,154	$7,274,854	$(627,773)	$98,994,489	$83,931

[1]	Transfers among asset classes are owing to conversions at financing events. These do not represent transfers in or out of Level 3.

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

Transactions in written call options during the six months ended June 30, 2014, were as follows:

	Number of Contracts	Premium
Call options outstanding at December 31, 2013	1,500	$112,382
Call options written	1,500	342,735
Call options expired	(1,000)	(197,309)
Call options called in assignment transactions	0	0
Call options terminated in closing transactions	(1,500)	(112,382)
Call options outstanding at June 30, 2014	500	$145,426

At June 30, 2014, and December 31, 2013, we had rights to milestone payments from Amgen, Inc.’s acquisition of our former portfolio company, BioVex Group, Inc. These milestone payments were fair valued at $3,496,847 and $3,489,433, respectively, and are contingent upon certain milestones being achieved in the future. At June 30, 2014, and December 31, 2013, we had rights to milestone payments from Laird Technologies, Inc.'s acquisition of our former portfolio company, Nextreme Thermal Solutions, Inc. These milestone payments were fair valued at $0 as of June 30, 2014, and December 31, 2013. At June 30, 2014, we had rights to milestone payments from Canon, Inc.'s acquisition of our former portfolio company, Molecular Imprints, Inc. These milestone payments were fair valued at $630,257 as of June 30, 2014.

The following tables present the value of derivatives held at June 30, 2014, and the effect of derivatives held during the three months ended June 30, 2014, along with the respective location in the financial statements.

Statements of Assets and Liabilities:

	Assets		Liabilities

Derivatives	Location	Fair Value	Location	Fair Value

Equity Contracts	—	—	Written call options payable	$47,500

Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Investments	$3,496,847	—	—

Laird Technologies, Inc. Rights to Milestone Payments from Acquisition of Nextreme Thermal Solutions, Inc.	Investments	$0	—	—

Canon, Inc. Rights to Milestone Payments from Acquisition of Molecular Imprints, Inc.	Investments	$630,257	—	—

Statements of Operations:

Derivatives	Location	Realized (Loss)/Gain	Change in unrealized Appreciation/ (Depreciation)

Equity Contracts	Net Realized and Unrealized (Loss) Gain	$86,653	$89,044

Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Net Realized and Unrealized (Loss) Gain	$0	$7,414

Laird Technologies, Inc. Rights to Milestone Payments from Acquisition of Nextreme Thermal Solutions, Inc.	Net Realized and Unrealized (Loss) Gain	$0	$0

Canon, Inc. Rights to Milestone Payments from Acquisition of Molecular Imprints, Inc.	Net Realized and Unrealized (Loss) Gain	$0	$587

NOTE 8. EMPLOYEE BENEFITS

We administer a plan to provide medical and dental insurance for retirees and their spouses who, at the time of their retirement, have 10 years of service with us and have attained 50 years of age or have attained 45 years of age and have 15 years of service with us (the "Medical Benefit Retirement Plan"). On March 7, 2013, the Board of Directors amended this Medical Benefit Retirement Plan. The amendment limits the medical benefit to $10,000 per year for a period of ten years. The amendment does not affect benefits accrued by former employees or one current employee who is grandfathered under the former terms of the plan.

Our accumulated postretirement benefit obligation was remeasured as of the plan amendment date, which resulted in a $1,101,338 decrease in our liability. A deferred gain of $1,101,338 owing to this amendment was included in "Accumulated other comprehensive income" as of March 31, 2013. This amount is being amortized over a service period of 5.27 years. During the three months and six months ended June 30, 2014, a total of $52,246 and $104,492, respectively, was amortized and included as a reduction of "Salaries, benefits and stock-based compensation" on our Consolidated Statements of Operations.

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

Stock Option Awards

During the six months ended June 30, 2014, and the year ended December 31, 2013, the Compensation Committee of the Board of Directors of the Company did not grant any stock options.

For the three months and six months ended June 30, 2014, the Company recognized $45,325 and $92,758, respectively, of compensation expense in the Consolidated Statements of Operations related to stock options. As of June 30, 2014, there was no unrecognized compensation cost related to unvested stock option awards. For the three months and six months ended June 30, 2013, the Company recognized $58,401 and $118,420, respectively, of compensation expense in the Consolidated Statements of Operations related to stock options.

For the six months ended June 30, 2014, and June 30, 2013, no options were exercised.

A summary of the changes in outstanding stock options for the six months ended June 30, 2014, is as follows:

			Weighted	Weighted Average
		Weighted	Average	Remaining	Aggregate
		Average	Grant Date	Contractual	Intrinsic
	Shares	Exercise Price	Fair Value	Term (Years)	Value

Options Outstanding at January 1, 2014	1,425,372	$9.77	$6.27	2.68	$0

Granted	0	0	0	0

Exercised	0	0	0	0

Forfeited or Expired	0	0	0	0

Options Outstanding at June 30, 2014	1,425,372	$9.77	$6.27	2.18	$0

Options Exercisable at June 30, 2014	1,425,372	$9.77	$6.27	2.18	$0

Options Exercisable and Expected to be Exercisable at June 30, 2014	1,425,372	$9.77	$6.27	2.18	$0

The aggregate intrinsic value in the table above with respect to options outstanding, exercisable and expected to be exercisable, is calculated as the difference between the Company's closing stock price of $3.18 on June 30, 2014, and the exercise price, multiplied by the number of in-the-money options. This amount represents the total pre-tax intrinsic value that would have been received by the option holders had all options been fully vested and all option holders exercised their awards on June 30, 2014.

Restricted Stock

On June 11, 2012, the Compensation Committee granted the employees a total of 1,780,000 shares of restricted stock. A total of 1,068,000 awards (60 percent) vest when the volume-weighted stock price is at or above pre-determined stock price targets over a 30-day period. These pre-determined stock price targets range from $5.00 per share to $9.00 per share. The remaining 712,000 of these shares (40 percent) have vesting dates ranging from December 31, 2012, through June 30, 2017, based on the employee's continued service to the Company. After this initial employee grant, the Compensation Committee does not plan to grant additional restricted stock to existing employees until at least June 11, 2015. On March 6, 2014, the Compensation Committee granted 26,360 shares of restricted stock to a new employee under service terms and volume weighted market price conditions matching those of the June 11, 2012, employee grant. Pursuant to the Exemptive Order, non-employee directors receive up to 2,000 shares of restricted stock annually, which vest pro rata over a three-year period from the date of the grant. On June 7, 2012, the non-employee directors received a grant of 14,000 shares of restricted stock. On May 2, 2013, an additional 12,000 shares of restricted stock were granted to the non-employee directors. On May 1, 2014, an additional 14,000 shares of restricted stock were granted to the non-employee directors.

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

On June 30, 2014, a total of 144,000 shares of restricted stock were forfeited in connection with the voluntary termination of one of our employees. As a result, compensation cost of $128,004 related to these awards was reversed, which reduced stock-based compensation cost for the period. For the three months and six months ended June 30, 2014, we recognized $143,162 and $404,876, respectively, of compensation expense related to restricted stock awards. As of June 30, 2014, there was unrecognized compensation cost of $2,524,687 related to restricted stock awards. This cost is expected to be recognized over a weighted average period of approximately 1.6 years.

Non-vested restricted stock awards as of June 30, 2014, and changes during the six months ended June 30, 2014, were as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share

Outstanding at January 1, 2014	1,504,518	$2.78

Granted	40,360	3.01

Vested based on service	(48,226)	3.32

Shares withheld related to net share settlement of restricted stock	(21,658)	3.37

Forfeited	(144,000)	2.75

Outstanding at June 30, 2014	1,330,994	$2.76

Under net settlement procedures currently applicable to our outstanding restricted stock awards for current employees, upon each settlement date, restricted stock awards are withheld to cover the required withholding tax, which is based on the value of the restricted stock award on the settlement date as determined by the closing price of our common stock on the vesting date. The remaining amounts are delivered to the recipient as shares of our common stock. On June 30, 2014, 40,222 restricted stock awards were net settled by withholding 21,658 shares, which represented the employees' minimum statutory obligation for each such employee's applicable income and other employment taxes and remitted cash totaling of $68,872 to the appropriate tax authorities. The amount remitted to the tax authorities for the employees' tax obligation was reflected as a financing activity within our Consolidated Statements of Cash Flows. The shares withheld by us as a result of the net settlement of restricted stock awards are not considered issued and outstanding, thereby reducing our shares outstanding used to calculate net asset value per share.

NOTE 10. INCOME TAXES

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs.

In order to qualify as a RIC, we must, in general, (1) annually, derive at least 90 percent of our gross income from dividends, interest, gains from the sale of securities and similar sources; (2) quarterly, meet certain investment diversification requirements; and (3) annually, distribute at least 90 percent of our investment company taxable income as a dividend. We may either distribute or retain our net capital gain from investments, but any net capital gain not distributed will be subject to corporate income tax and the excise tax described below to the extent not offset by the capital loss carryforward. We currently intend to consider designating net capital gains for distribution as "cash dividends," "designated undistributed capital gains" or "deemed dividends" or some combination thereof. We will be subject to a four percent excise tax to the extent we fail to distribute at least 98 percent of our annual net ordinary income and 98.2 percent of our capital gain net income and would be subject to income tax to the extent we fail to distribute 100 percent of our investment company taxable income. As of January 1, 2014, we had capital loss carryforwards of $3,876,148, which we intend to use to offset current year capital gains, if any. During the six months ended June 30, 2014, we realized net capital losses of $1,344,075.

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

For the three months ended June 30, 2014, and 2013, we paid $0 and $161, respectively, in federal, state and local taxes. For the six months ended June 30, 2014, and 2013, we paid $15,986 and $22,171, respectively, in federal, state and local taxes. At June 30, 2014, and 2013, we had $0 accrued for federal, state and local taxes payable by the Company.

We pay federal, state and local taxes primarily related to sublease income generated by Ventures, which is taxed as a C Corporation. For the three months ended June 30, 2014, and 2013, our income tax expense for Ventures was $0 and $161, respectively. For the six months ended June 30, 2014, and 2013, our income tax expense for Ventures was $15,057 and $21,241, respectively.

NOTE 11. CHANGE IN NET ASSETS PER SHARE

The following table sets forth the computation of basic and diluted per share net increases (decreases) in net assets resulting from operations for the three months and six months ended June 30, 2014, and June 30, 2013.

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2014	2013	2014	2013
Numerator for increase (decrease) in net assets per share	$4,328,055	$4,104,761	$(2,147,622)	$2,044,569

Denominator for basic weighted average shares	31,201,574	31,118,358	31,199,518	31,117,624

Basic net increase (decrease) in net assets per share resulting from operations	$0.14	$0.13	$(0.07)	$0.07

Denominator for diluted weighted average shares	31,202,697	31,118,358	31,199,518	31,117,624

Diluted net increase (decrease) in net assets per share resulting from operations[1]	$0.14	$0.13	$(0.07)	$0.07

Anti-dilutive shares by type:
Stock Options	1,425,372	1,425,372	1,425,372	1,425,372
Restricted Stock	352,871	491,125	353,994	487,191

Total anti-dilutive shares	1,778,243	1,916,497	1,779,366	1,912,563

1A total of 977,000 and 1,068,000 market-based shares of restricted stock were outstanding at June 30, 2014, and June 30, 2013, respectively. These shares vest when the volume-weighted stock price is at or above pre-determined stock price targets over a 30-day period. These pre-determined stock price targets range from $5.00 per share to $9.00 per share. These shares were not included in the computation of diluted net asset value per share because as of the end of the reporting period none of the pre-determined stock price targets were met.

For the three months ended June 30, 2014, the calculation of net increase in net assets resulting from operations per diluted share includes 1,123 shares of restricted stock because such shares were dilutive. For the six months ended June 30, 2014, the calculation of net decrease in net assets resulting from operations per diluted share does not include any stock options or restricted stock awards because such awards were anti-dilutive. Stock options and restricted stock awards may be dilutive in future periods in which there are both a net increase in net assets resulting from operations and either significant increases in our average stock price or significant decreases in the amount of unrecognized compensation cost during the period.

NOTE 12. SUBSEQUENT EVENTS

On July 11, 2014, the Company made a $209,020 follow-on investment in OpGen, Inc., a privately held portfolio company.

On July 15, 2014, we received $1,139,515 upon the release of the remaining funds held in escrow from the acquisition of Xradia, Inc., by Carl Zeiss AG during 2013.

On July 21, 2014, the Company made a $216,012 new investment in Accelerator IV – New York Corporation, a privately held portfolio company.

On July 31, 2014, Enumeral Biomedical Corp. completed a reverse merger into a publicly traded shell company, Enumeral Biomedical Holdings, Inc. The operations of Enumeral Biomedical Corp. became those of the surviving entity. Simultaneously with the merger, the Company made a $1.5 million investment in Enumeral Biomedical Holdings. Enumeral Biomedical Holdings is traded publicly on the OTC market under the symbol ENUM. The Company's securities of Enumeral Biomedical Holdings will be subject to a lock-up agreement for up to 18 months from the date of the close of the merger. ENUM's stock closed trading on August 7, 2014, at $2.00 per share.

On August 1, 2014, the Company received $549,238 in payment of the outstanding principal, interest and warrants of OHSO Clean, Inc.

HARRIS & HARRIS GROUP, INC. FINANCIAL HIGHLIGHTS (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Per Share Operating Performance

Net asset value per share, beginning
of period	$3.73	$4.11	$3.93	$4.13

Net operating loss*	(0.07)	(0.06)	(0.13)	(0.12)
Net realized gain (loss) on investments*	0.18	0.24	(0.04)	0.13
Net increase (decrease) in unrealized
appreciation on investments and written call options (1)	0.03	(0.05)	0.10	0.06

Total from investment operations*	0.14	0.13	(0.07)	0.07

Net increase as a result of stock-
based compensation expense*	0.01	0.01	0.02	0.02

Net decrease as a result of acquisition
of vested restricted stock awards related to employee withholding	(0.01)	(0.01)	(0.01)	(0.01)

Total (decrease) increase from capital
stock transactions	0.00	0.00	0.01	0.01

Net increase as a result of other
comprehensive income*	0.00	0.00	0.00	0.03

Net increase (decrease) in net asset value	0.14	0.13	(0.06)	0.11

Net asset value per share, end
of period	$3.87	$4.24	$3.87	$4.24

Stock price per share, end
of period	$3.18	$3.04	$3.18	$3.04

Total return based on stock price	(8.36)%	(15.56)%	6.71%	(7.88)%

Supplemental Data:

Net assets, end of period	$120,878,223	$132,063,889	$120,878,223	$132,063,889

Ratio of expenses to average
net assets	1.9%	1.7%	3.6%	3.3%

Ratio of net operating loss to
average net assets	(1.8)%	(1.5)%	(3.4)%	(3.0)%

Average debt outstanding	$0.00	$0.00	$0.00	$0.00

Average debt per share	$0.00	$0.00	$0.00	$0.00

Number of shares outstanding,
end of period	31,245,664	31,159,256	31,245,664	31,159,256

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

The information contained in this section should be read in conjunction with the Company's unaudited June 30, 2014, Consolidated Financial Statements and the Company's audited 2013 Consolidated Financial Statements and notes thereto.

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

Overview

We believe we provide five core benefits to our shareholders. First, we are an established firm with a positive track record of investing in venture capital-backed companies as further discussed in "Investments and Current Investment Pace" on page 70. Second, we provide shareholders with access to disruptive science-enabled companies, particularly ones that are enabled by BIOLOGY+ that would otherwise be difficult to access or inaccessible for most current and potential shareholders. Third, we have an existing portfolio of companies at varying stages of maturity that provide for a potential pipeline of investment returns over time. Fourth, we are able to invest opportunistically in a range of types of securities to take advantage of market inefficiencies. Fifth, we provide access to venture capital investments in a vehicle that, unlike private venture capital firms, has permanent capital, is transparent and is liquid.

We build transformative companies from disruptive science. We make venture capital investments in companies enabled by multidisciplinary, disruptive science. We define venture capital investments as the money and resources made available to privately held and publicly traded small businesses with exceptional growth potential.

As of June 30, 2014, we had 26 equity-focused companies in our portfolio that have yet to complete liquidity events (e.g., IPOs or M&A transactions). This does not include 1) our publicly traded shares of Solazyme, Inc., and Champions Oncology, Inc.; 2) our three venture debt deals, GEO Semiconductor Inc., Nano Terra, Inc., and OHSO Clean, Inc.; and 3) our rights to milestone payments from Amgen, Inc., Laird Technologies, Inc., and Canon, Inc. As of June 30, 2014, we valued our 26 privately held equity-focused companies at $87,501,325. Including the companies referenced above, we valued our total venture capital portfolio at $96,122,831 as of June 30, 2014. At June 30, 2014, from first dollar in, the average and median holding periods for the 26 privately held equity-focused investments were 5.7 years and 5.9 years, respectively. Historically, as measured from first dollar in to last dollar out, the average and median holding periods for the 71 investments we have exited were 4.5 years and 3.4 years, respectively.

Our execution strategy over the next five years has four parts: 1) Realize returns to increase shareholder value; 2) Invest for growth to increase shareholder value; 3) Partner to more effectively create value; and 4) Return value to our shareholders.

Realize

"Realize" refers to realizing value in our venture capital portfolio. Since our investment in Otisville in 1983 through June 30, 2014, we have made a total of 99 equity-focused venture capital investments. We have completely exited 71 of these 99 investments and partially exited through the sale of shares and/or the sale of call options covered by shares of two of these 99 investments, recognizing aggregate net realized gains of $87,516,147 on invested capital of $123,625,446, or 1.7 times invested capital. For the securities of the 26 companies in our equity-focused portfolio held at June 30, 2014, we have net unrealized depreciation of $20,535,785 on invested capital of $108,037,110. We have aggregate net realized gains on our exited companies offset by unrealized depreciation for our 26 currently held equity-focused investments of $66,980,362 on invested capital of $231,662,556.

The amount of net realized gains includes:

•	Realized gains of $19,957,011 from the sale of BioVex Group, Inc., to Amgen, Inc., the sale of Innovalight, Inc., to DuPont, the sale of Crystal IS, Inc., to Asahi Kasei Group, the sale of Xradia, Inc., to Carl Zeiss AG, and the sale of the semiconductor lithography equipment business of Molecular Imprints, Inc., to Canon, Inc. We had invested a total of $18,231,340 in these five portfolio companies;

•	Realized gains of $17,801,322 from the sale of shares of Solazyme, Inc., on invested capital of $5,326,098. In addition, we generated $1,612,184 in realized gains on our sale and/or purchase of written call option and put option contracts covered by our shares of Solazyme, Inc.;

•	Realized gains of $296,972 from the sale of shares of Champions Oncology, Inc., on invested capital of $576,971; and

•	Realized loss of $4,839,811, including call options, on our investment in NeoPhotonics Corporation on invested capital of $7,299,590.

•	Realized loss of $7,299,533 on our investment in Kovio, Inc., on invested capital of $7,299,533. On January 21, 2014, substantially all of Kovio's assets were sold by Square 1 Bank, Kovio's secured creditor, to Thin Film Electronics ASA. Our shares were subsequently declared worthless on February 19, 2014.

The aggregate net realized gains and the cumulative invested capital do not reflect the cost or value of our shares of Solazyme, Inc., and Champions Oncology, Inc., that we owned as of June 30, 2014, or the premiums received on open option contracts of Solazyme of $145,426. The aggregate net realized gains also do not include potential milestone payments that could occur as part of the acquisitions of BioVex Group, Inc., Nextreme Thermal Solutions, Inc., or Molecular Imprints, Inc., at points in time in the future. If these amounts were included as of June 30, 2014, our aggregate net realized gains and cumulative invested capital from 1983 through June 30, 2014, would be $96,374,295 and $129,287,595, respectively, or 1.8 times invested capital.

Recent and Potential Liquidity Events From Our Portfolio as of June 30, 2014

On July 15, 2014, we received the remaining escrow payment of $1,139,515 from Carl Zeiss AG's acquisition of Xradia, Inc., which was completed on July 19, 2013. As of June 30, 2014, we valued the funds held in escrow from the sale of Xradia at $1,139,515.

On April 18, 2014, Canon, Inc., completed its acquisition of Molecular Imprints, Inc.'s semiconductor lithography equipment business. We received $6,486,461 at the close of the transaction and could receive an additional $625,000 from amounts held in escrow as well as up to $1.7 million upon the achievement of certain milestones. We have not received any milestone payments as of June 30, 2014, and there can be no assurance as to the timing and how much of this amount we will ultimately realize in the future, if any. With the closing of the transaction, a new spin-out company, which retained the name "Molecular Imprints, Inc.," was formed. This new company will continue development and commercialization of nanoscale patterning in consumer and biomedical applications. We are a shareholder of this new company. As of June 30, 2014, we valued potential milestone payments from the sale of Molecular Imprints at $630,257.

As of June 30, 2014, we valued potential milestone payments from the sale of BioVex Group, Inc., at $3,496,847. If all the remaining milestone payments were to be paid by Amgen, Inc., we would receive $9,526,393. We have not received any milestone payments as of June 30, 2014, and there can be no assurance as to the timing and how much of this amount we will ultimately realize in the future, if any. As of June 30, 2014, we valued potential milestone payments from the sale of Nextreme Thermal Solutions, Inc., to Laird Technologies, Inc., at $0.

On February 27, 2014, the board of directors of Contour Energy Systems, Inc., adopted a plan of complete liquidation and dissolution. Following the sale of Contour Energy's assets and settlement of its liabilities, any remaining proceeds will be distributed to its shareholders. We do not expect to receive any proceeds from this distribution. At June 30, 2014, we valued our investment in Contour Energy at $0.

On July 31, 2014, Enumeral Biomedical Corp. completed a reverse merger into a publicly traded shell company, Enumeral Biomedical Holdings, Inc. The operations of Enumeral Biomedical Corp. became those of the surviving entity. Simultaneously with the merger, the Company made a $1.5 million investment in Enumeral Biomedical Holdings. Enumeral Biomedical Holdings is traded publicly on the OTC market under the symbol ENUM. The Company's securities of Enumeral Biomedical Holdings will be subject to a lock-up agreement for up to 18 months from the date of the close of the merger. ENUM's stock closed trading on August 7, 2014, at $2.00 per share.

On August 1, 2014, the Company received $549,238 in payment of the outstanding principal, interest and warrants of OHSO Clean, Inc.

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

Strategy for Managing Publicly Traded Positions

During the six months ended June 30, 2014, our strategy for managing our publicly traded positions has generated $119,697 in net cash proceeds from premiums on call options sold of Solazyme, Inc. We also sold 117,834 shares of Solazyme in open market transactions for proceeds, net of commission, of $1,407,520. The net increase in our primary liquidity from these transactions was $1,527,217. Through June 30, 2014, we have generated $2,469,676 in net cash premiums on call options sold and put options purchased of Solazyme since the company completed an IPO in May 2011. We have sold a total of 2,254,149 shares of Solazyme since its IPO for net proceeds, after commission, of $22,400,495 or an average sale price of $9.94 per share. Including premiums from call and put options, the average sale price for these shares was $11.03 per share. Our cost basis in Solazyme is $2.36 per share.

As of June 30, 2014, our remaining 50,000 shares of Solazyme are under the following option contracts:

No. of Shares	Expiration Date	Strike Price

50,000	September 20, 2014	$12.50

During the six months ended June 30, 2014, we sold 575,756 shares of our position in Champions Oncology, Inc., in open market transactions for net proceeds, after commission, of $636,259 or an average sale price of $1.11 per share. Our average cost basis in Champions is $0.67 per share.

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

Molecular Imprints, Inc., which we previously categorized as a late-stage company, was acquired by Canon, Inc., in the second quarter of 2014, and we have retained ownership in a new company created from the non-semiconductor manufacturing business of Molecular Imprints. We categorized the new company, which retained the name "Molecular Imprints, Inc." as a mid-stage company. Additionally, we categorized our new portfolio company, UberSeq, Inc., as an early-stage company.

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

Portfolio Company	Voting Ownership Range

EchoPixel, Inc. Enumeral Biomedical Corp. ProMuc, Inc. Senova Systems, Inc. Sionyx, Inc. UberSeq, Inc.	>20%

ABSMaterials, Inc. HZO, Inc. Produced Water Absorbents, Inc.	15-20%

Adesto Technologies Corporation Metabolon, Inc. OpGen, Inc.	10-15%

AgBiome, L.L.C. Ensemble Therapeutics Corporation	5-10%

Bridgelux, Inc. Cambrios Technologies Corporation Champions Oncology, Inc. D-Wave Systems, Inc. Mersana Therapeutics, Inc. Molecular Imprints, Inc. Nantero, Inc.	2.5-5%

Cobalt Technologies, Inc. Nanosys, Inc.	0-2.5%

In previous communications with shareholders, we have discussed how we are managing our portfolio, feeding the "fat hogs" and starving the "lean hogs" to maximize our value at exit. Many of the leaner hogs have experienced write-downs in valuation, and we have de-emphasized them in terms of the time allocation of our team. These steps allow us to focus our time and capital on the companies we believe will be the drivers of our growth. This increases the risk and potential loss of invested capital in these portfolio companies, but it also may increase the potential returns if they are successful. We currently believe companies like D-Wave Systems, Inc., Metabolon, Inc., Adesto Technologies Corporation, HZO, Inc., Produced Water Absorbents, Inc., AgBiome, LLC, Senova Systems, Inc., Enumeral Biomedical Corp. and EchoPixel, Inc., have the potential to be real drivers of growth in our portfolio in the coming years.

Level of Involvement in Our Portfolio Companies

The 1940 Act requires that BDCs offer to "make available significant managerial assistance" to portfolio companies. We are actively involved with our portfolio companies through membership on boards of directors, as observers to the boards of directors and/or through frequent communication with management. As of June 30, 2014, we held at least one board seat or observer rights on 18 of our 23 equity-focused portfolio companies that have yet to complete a liquidity event or an uplisting to a national exchange and are not in the process of being shut down (78 percent).

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

Invest

Growth in Ownership of Portfolio Companies

The chart below depicts the change in our ownership of our portfolio companies from 2001 through 2014 as our assets have increased. Our fully diluted, investment-weighted average ownership has increased from approximately five percent for initial investments made between 2001 and 2004 to approximately 16 percent for initial investments made between 2009 and 2014. This increasing ownership, which we have noted in previous shareholder communications, gives us more control over these companies to potentially affect outcomes beneficial to the Company. Over the coming five years, as companies where our initial investment was made between 2005 and the present continue to mature and exit, we believe our increased levels of ownership have the potential to provide greater returns than our historical investments.

Our goal with our new investments is to have even greater ownership at the time of the realization of our return than we have had historically for all of the reasons discussed above.

Investments and Current Investment Pace

The following is a summary of our initial and follow-on equity-focused investments from January 1, 2010, to June 30, 2014. We consider a "round led" to be a round where we were the new investor or the leader of a group of investors in an investee company. Typically, but not always, the lead investor negotiates the price and terms of the deal with the investee company.

Investments in Our Equity-Focused Portfolio of Investments

in Privately Held and Publicly Traded Companies

	2010	2011	2012	2013	Six Months Ended June 30, 2014
Total Incremental Investments	$9,560,721	$17,688,903	$15,141,941	$18,076,288	$9,954,799
No. of New Investments	3	4	2	2	1
No. of Follow-On Investment Rounds	27	31	26	37	22
No. of Rounds Led	5	4	3	9	4
Average Dollar Amount – Initial	$117,069	$1,339,744	$1,407,500	$550,001	$500,000
Average Dollar Amount – Follow-On	$341,093	$397,740	$474,113	$449,359	$429,764

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

Our Sources of Liquid Capital

The sources of liquidity that we use to make our investments are classified as primary and secondary liquidity. As of June 30, 2014, and December 31, 2013, our total primary and secondary liquidity was $27,874,282 and $33,620,478, respectively. We do not include funds available from our credit facility as primary or secondary liquidity. We believe it is important to examine both our primary and secondary liquidity when assessing the strength of our balance sheet and our future investment capabilities.

Primary liquidity is comprised of cash, U.S. government securities and certain receivables. As of June 30, 2014, we held $24,676,324 in cash and $85,063 in certain receivables. As of December 31, 2013, we held $8,538,548 in cash, $18,999,810 in U.S. government securities and $534,826 in certain receivables.

During the six months ended June 30, 2014, we sold 117,834 shares of our investment in Solazyme, Inc., in open market sales. We received $1,407,520 in net proceeds from these transactions. During the six months ended June 30, 2014, we sold 575,756 shares of our investment in Champions Oncology, Inc., in open market sales. We received $636,259 in net proceeds from these transactions. The proceeds received from these transactions added to our primary liquidity. On April 18, 2014, we received proceeds of $6,486,461 from the sale of Molecular Imprints, Inc.'s semiconductor lithography equipment business to Canon, Inc., which also added to our primary liquidity in the second quarter of 2014. On July 15, 2014, the remaining funds totaling $1,139,515 from the sale of Xradia, Inc., were released from escrow, which will add to our primary liquidity in the third quarter. Payments upon achieving milestones of the BioVex Group, Inc., and Molecular Imprints, Inc., sales would also add to our primary liquidity in future quarters if these milestones are achieved successfully. The probability-adjusted values of the future milestone payments for the sales of BioVex and Molecular Imprints, as determined at the end of each fiscal quarter, are included as an asset on our Consolidated Statements of Assets and Liabilities and will be included in primary liquidity only if and when payment is received for achievement of the milestones.

Our secondary liquidity is comprised of the stock of publicly traded companies. Although these companies are publicly traded, their stock may not trade at high volumes and prices may be volatile, which may restrict our ability to sell our positions at any given time. As of June 30, 2014, our secondary liquidity was $3,112,895. Solazyme, Inc., accounts for $589,000 of this amount based on its closing price as of June 30, 2014. If our option contracts are called at their strike prices, we would receive proceeds of $625,000. The common stock of Champions Oncology, Inc., accounts for $2,523,895 of the total amount of secondary liquidity based on its closing price as of June 30, 2014. As of December 31, 2013, our secondary liquidity was $5,547,294. Solazyme, Inc., accounted for $1,827,712 of this amount based on its closing price as of December 31, 2013. The common stock of Champions Oncology, Inc., accounted for $3,719,582 of the total amount of secondary liquidity based on its closing price as of December 31, 2013. All of our public securities were freely tradable as of June 30, 2014. A decision to sell our shares would result in the cash received from the sale of these assets being included in primary liquidity. Until that time, we will continue to include the value of our shares of our publicly traded portfolio companies in secondary liquidity unless the average trading volume of each company reaches sufficient levels for us to monetize our stock in such companies over a short period of time.

We also have the $20,000,000 Loan Facility, which we can draw on to increase liquidity. As of June 30, 2014, we had no outstanding debt relating to this Loan Facility.

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

Step two is our focus on BIOLOGY+. Our best investment returns over the past 10 years have come from companies that have businesses intersecting with the life sciences. We are now focusing our efforts on BIOLOGY+, as we believe the future returns for companies commercializing technologies that sell into the life science markets will be greater than those focused on other markets we have invested in historically. Since 2008, approximately 79 percent of our new initial investments have been in companies that fit our BIOLOGY+ investment thesis. This percentage will increase over the coming years. That said, we note that past performance may not be indicative of future performance.

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

Current Business Environment

The second quarter of 2014 ended with increases in value in the public market indices. These increases coincided with continued strength in IPO's but a decrease in M&A transactions according to the National Venture Capital Association. Fundraising by venture capital firms was robust, but the five largest venture funds raised continued to account for a significant amount of the total capital raised by new and follow-on funds. These dynamics continue to lead to a difficult fundraising environment for venture-backed companies, particularly those in the middle stages of development and those focused on sectors in which we invest.

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

In each of the years in the period of 2010 through 2013 and for the six months ended June 30, 2014, excluding our rights to milestone payments, we recorded the following gross write-ups in privately held securities as a percentage of net assets at the beginning of the year ("BOY"), gross write-downs in privately held securities as a percentage of net assets at the beginning of the year, and change in value of private portfolio securities as a percentage of net assets at the beginning of the year.

Gross Write-Ups and Write-Downs of the Privately Held Portfolio
	2010	2011	2012	2013	Six Months Ended June 30, 2014

Net Asset Value, BOY	$134,158,258	$146,853,912	$145,698,407	$128,436,774	$122,701,575

Gross Write-Downs During Year	$(11,391,367)	$(11,375,661)	$(19,604,046)	$(19,089,816)	$(7,199,274)

Gross Write-Ups During Year	$30,051,847	$11,997,991	$14,099,904	$10,218,994	$8,672,224

Gross Write-Downs as a Percentage of Net Asset Value, BOY	(8.5)%	(7.8)%	(13.5)%	(14.9)%	(5.9)%

Gross Write-Ups as a Percentage of Net Asset Value, BOY	22.4%	8.2%	9.7%	8.0%	7.1%

Net Change as a Percentage of Net Asset Value, BOY	13.9%	0.4%	(3.8)%	(6.9)%	1.2%

From March 31, 2014, to June 30, 2014, the value of our equity-focused venture capital portfolio, including our rights to potential future milestone payments from the sales of BioVex Group, Inc., Nextreme Thermal Solutions, Inc., and Molecular Imprints, Inc., increased by $5,384,980, from $89,379,494 to $94,764,474.

Not including our rights to potential future milestone payments from the sale of BioVex Group, Inc., Nextreme Thermal Solutions, Inc., and Molecular Imprints, Inc., our equity-focused portfolio companies increased in value by $4,749,476. This increase was primarily owing to 1) follow-on investments of $7,567,819 and 2) a net increase in value owing to the terms and pricing of new rounds of financing of $7,342,060, offset by 1) a net decrease of $7,354,679 owing to the sale of Molecular Imprints, offset by cash proceeds to us of $6,486,461, 2) net decreases in the valuations of Solazyme, Inc., and Champions Oncology, Inc., and sales of a portion of our shares of these companies of $1,143,101, offset by net cash proceeds to us of $1,209,201 that are not included in the valuations of Solazyme and Champions Oncology as of June 30, 2014, and 3) a net decrease in value owing to a net increase in discounts for non-performance risk of $1,466,344. The remaining component of the change in the value of our equity-focused portfolio companies of $196,279 was primarily owing to net decreases in public company comparables, the value of warrants, currency fluctuations and net interest on convertible bridge notes.

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

We define non-performance as the risk that the price per share (or implied valuation of a portfolio company) or the effective yield of a debt security of a portfolio company, as applicable, does not appropriately represent the risk that a portfolio company that requires or seeks to raise additional capital will be  (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation.  Our best estimates of non-performance risk of our portfolio companies are included in the valuation of the companies as of June 30, 2014. In the future, as these companies receive terms for additional financings or if they are unable to receive additional financing and, therefore, proceed with sales or shutdowns of the business, we expect the contribution of the discount for non-performance risk to vary in importance in determining the fair values of our securities of these companies. Changes in discounts for non-performance risk could positively or negatively affect the value of our portfolio companies in future quarters. As of June 30, 2014, non-performance risk was a significant factor in determining the values of six of our 26 equity-focused portfolio companies and warrants of Champions Oncology, Inc., that are fair valued by our Board of Directors. These six companies accounted for approximately $8.3 million, or nine percent, of the total value of our equity-focused venture capital portfolio, not including our rights to milestone payments from the sale of BioVex Group, Inc., to Amgen, Inc. As of December 31, 2013, non-performance risk was a significant factor in determining the values of six of our 26 equity-focused portfolio companies and warrants of Champions Oncology, Inc., that are fair valued by our Board of Directors. These six companies accounted for approximately $17.8 million, or 20 percent, of the total value of our equity-focused venture capital portfolio, not including our rights to milestone payments from the sale of BioVex Group, Inc., to Amgen, Inc.

As of June 30, 2014, our top ten investments by value accounted for approximately 79 percent of the value of our equity-focused venture capital portfolio.

Top Ten Equity-Focused Investments by Value

Portfolio Company	Value as of 06/30/2014	Cumulative % of Equity Focused Venture Capital Portfolio

Adesto Technologies Corp.	$14,701,448	16%
HZO, Inc.	$10,836,938	28%
Metabolon, Inc.	$10,655,029	40%
D-Wave Systems, Inc.	$10,503,617	52%
Produced Water Absorbents, Inc.	$6,783,100	59%
Enumeral Biomedical Corp.	$3,969,050	63%
Nanosys, Inc.	$3,776,158	68%
Ensemble Therapeutics Corp.	$3,749,795	72%
Bridgelux, Inc.	$3,262,016	75%
Nantero, Inc.	$3,034,180	79%

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

The potential for, or occurrence of, inflation could result in rising interest rates for government-backed debt.  We may also invest in both short- and long-term U.S. government and agency securities. To the extent that we invest in short- and long-term U.S. government and agency securities, changes in interest rates result in changes in the value of these obligations that result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements, and the quantity and duration of long-term U.S. government and agency securities held by the Company, and it will vary from period to period. During the three months and six months ended June 30, 2014, our average holdings of U.S. government securities were $4,999,900 and $5,571,344, respectively. During the three months and six months ended June 30, 2013, our average holdings of U.S. government securities were $13,999,790 and $13,999,480, respectively.

Three months ended June 30, 2014, as compared with the three months ended June 30, 2013

In the three months ended June 30, 2014, and June 30, 2013, we had net increases in net assets resulting from operations of $4,328,055 and $4,104,761, respectively.

Investment Income and Expenses:

We had net operating losses of $2,084,855 and $1,989,938 for the three months ended June 30, 2014, and June 30, 2013, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expense included in salaries, benefits and stock-based compensation of $188,487 in 2014 primarily associated with the compensation cost for restricted stock as compared with $315,480 for the same period in 2013. During the three months ended June 30, 2014, and 2013, total investment income was $133,835 and $189,963, respectively. During the three months ended June 30, 2014, and 2013, total operating expenses were $2,218,690 and $2,179,901, respectively.

During the three months ended June 30, 2014, as compared with the same period in 2013, investment income decreased, reflecting a decrease in interest income from subordinated and senior secured debt and senior secured debt through a participation agreement, rental income from the sublet of our office space at 420 Florence Street, Palo Alto, CA, owing to the expiration of the lease in 2013, a decrease in our average holdings of U.S. government securities, and a decrease in interest income from a non-convertible promissory note and convertible bridge notes. During the three months ended June 30, 2014, our average holdings of U.S. government securities were $4,999,900 as compared with $13,999,790 during the three months ended June 30, 2013, primarily owing to the decrease in yield available over the durations of maturities in which we were willing to invest.

Operating expenses, including non-cash, stock-based compensation expenses, were $2,218,690 and $2,179,901 for the three months ended June 30, 2014, and June 30, 2013, respectively. The increase in operating expenses for the three months ended June 30, 2014, as compared with the three months ended June 30, 2013, was primarily owing to increases in administration and operations expense, professional fees, interest and other debt expenses, directors' fees and expenses and custody fees, offset by decreases in salaries, benefits and stock-based compensation expense, rent expense and insurance expense.

Administration and operations expense increased by $37,010, or 21.8 percent, for the three months ended June 30, 2014, as compared with June 30, 2013, primarily as a result of net increases in general office and administration expenses, including costs of $28,135 associated with a Meet the Portfolio Day event. We did not hold a Meet the Portfolio Day during the comparable period in 2013. Professional fees increased by $108,214, or 39.1 percent, for the three months ended June 30, 2014, as compared with June 30, 2013, primarily as a result of an increase in consulting fees associated with investor outreach and marketing efforts and certain accounting fees, offset by a decrease in certain legal fees. Interest and other debt expense increased by $88,402, or 1,505 percent, for the three months ended June 30, 2014, as compared with June 30, 2013, primarily as a result of non-utilization fees and amortization of closing fees associated with our Loan Facility. Directors' fees and expenses increased by $34,725, or 59.5 percent, for the three months ended June 30, 2014, as compared with June 30, 2013, primarily owing to an increase in overall fees and the addition of a new member to our Board of Directors in 2014. Custody fees increased by $247, or 1.8 percent, for the three months ended June 30, 2014, as compared with June 30, 2013.

Salaries, benefits and stock-based compensation expense decreased by $195,288, or 13.5 percent, for the three months ended June 30, 2014, as compared with June 30, 2013, primarily as a result of decreases in compensation cost for restricted stock awards associated with the Stock Plan owing to a reversal of compensation expense of $128,004 for stock awards that were forfeited as a result of the voluntary termination of one of our employees on June 30, 2014, a decrease of $22,344 in the projected benefit obligation expense accrual for medical and pension retirement benefits and a decrease in employee bonus accruals, offset by increases in costs associated with the increase in salary and benefits for one of our employees whose status changed from a part-time employee in 2013 to a full-time employee in 2014. While the non-cash, stock-based compensation expense for the Stock Plan increased our operating expenses by $188,487, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value. Rent expense decreased by $21,421, or 21.1 percent, for the three months ended June 30, 2014, as compared with June 30, 2013, owing primarily to the expiration of the lease for our office space at 420 Florence Street, Palo Alto, CA, on August 30, 2013. Our rent expense of $80,065 for the three months ended June 30, 2014, includes $91,391 of rent paid in cash, net of $11,326 non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term. Our rent paid in cash of $91,391 includes $12,682 of real estate tax escalation charges on our corporate headquarters located at 1450 Broadway in New York City. Insurance expense decreased by $12,173, or 12.7 percent, for the three months ended June 30, 2014, as compared with June 30, 2013, primarily as a result of a decrease in overall annual renewal premiums.

Realized Gains and Losses from Investments:

During the three months ended June 30, 2014, and June 30, 2013, we realized net gains on investments of $5,693,250 and $7,590,533, respectively.

During the three months ended June 30, 2014, we realized net gains of $5,693,250 consisting of a realized gain on the sale of our investment in Molecular Imprints, Inc., of $3,946,838, a realized gain of $4,570 on the sale of 16,000 shares of Champions Oncology, Inc., a realized gain of $956,312 on the sale of 100,000 shares of Solazyme, and a realized gain of $197,309 on the repurchase and expiration of certain Solazyme, Inc., written call option contracts. At June 30, 2014, we still owned 2,523,895 and 50,000 shares of Champions Oncology and Solazyme, respectively. We also had a realized gain of $588,221 on our escrow payment from the sale of Xradia, Inc.

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

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the three months ended June 30, 2014, net unrealized depreciation on total investments decreased by $719,660, or 3.7 percent, from accumulated net unrealized depreciation of $19,468,401 at March 31, 2014, to accumulated net unrealized depreciation of $18,748,741 at June 30, 2014. During the three months ended June 30, 2013, net unrealized depreciation on total investments increased by $1,495,673, or 321.8 percent, from accumulated net unrealized depreciation of $464,833 at March 31, 2013, to accumulated net unrealized depreciation of $1,960,506 at June 30, 2013.

During the three months ended June 30, 2014, net unrealized depreciation on our venture capital investments decreased by $797,090, from net unrealized depreciation of $19,643,757 at March 31, 2014, to net unrealized depreciation of $18,846,667 at June 30, 2014, owing primarily to write-ups in the valuations of the following portfolio company investments:

Investment	Amount of Write-Up

D-Wave Systems, Inc.	$3,840,927
Produced Water Absorbents, Inc.	1,976,649
HZO, Inc.	1,391,005
SynGlyco, Inc.	371,649
Enumeral Biomedical Corp.	183,577
Champions Oncology, Inc.	30,095
GEO Semiconductor, Inc.	7,774
OpGen, Inc.	1,494
NanoTerra, Inc.	1,321

The write-ups for the three months ended June 30, 2014, were offset by write-downs in the valuations of the following portfolio company investments:

Investment	Amount of Write-Down

Cambrios Technologies Corporation	$854,586
SiOnyx, Inc.	747,795
Ultora, Inc.	251,094
Nanosys, Inc.	219,526
Bridgelux, Inc.	154,145
Ensemble Therapeutics Corporation	130,717
OHSO Clean, Inc.	47,567
Contour Energy Systems, Inc.	21,418
Cobalt Technologies, Inc.	43
Metabolon, Inc.	7

We had an increase in unrealized depreciation of $3,876,968 on our investment in Molecular Imprints, Inc., owing to a realized gain on the sale of its securities.

We had a decrease in unrealized depreciation of $587 on the rights to milestone payments from Canon, Inc.’s acquisition of Molecular Imprints, Inc.

We had a decrease in unrealized depreciation of $5,247 on the rights to milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc.

We had a decrease in unrealized depreciation owing to foreign currency translation of $206,811 on our investment in D-Wave Systems, Inc.

We had an increase in unrealized depreciation of $916,180 on our investment in Solazyme, Inc., primarily owing to realized gains on the partial sale of the securities.

Unrealized appreciation on our U.S. government securities portfolio decreased from unrealized appreciation of $121 at March 31, 2014, to $0 at June 30, 2014. We did not hold any U.S. government securities at June 30, 2014.

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

Six months ended June 30, 2014, as compared with the six months ended June 30, 2013

In the six months ended June 30, 2014, we had a net decrease in net assets resulting from operations of $2,147,622. In the six months ended June 30, 2013, we had a net increase in net assets resulting from operations of $2,044,569.

Investment Income and Expenses:

We had net operating losses of $4,060,227 and $3,925,511 for the six months ended June 30, 2014, and June 30, 2013, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expense included in salaries, benefits and stock-based compensation of $497,634 in 2014 primarily associated with the compensation cost for restricted stock as compared with $630,201 for the same period in 2013. During the six months ended June 30, 2014, and 2013, total investment income was $280,126 and $375,053, respectively. During the six months ended June 30, 2014, and 2013, total operating expenses were $4,340,353 and $4,300,564, respectively.

During the six months ended June 30, 2014, as compared with the same period in 2013, investment income decreased, reflecting a decrease in interest income from subordinated and senior secured debt and senior secured debt through a participation agreement, rental income from the sublet of our office space at 420 Florence Street, Palo Alto, CA, owing to the expiration of the lease in 2013, a decrease in our average holdings of U.S. government securities and a decrease in interest income from a non-convertible promissory note and convertible bridge notes. During the six months ended June 30, 2014, our average holdings of U.S. government securities were $5,571,344 as compared with $13,999,480 during the six months ended June 30, 2013, primarily owing to the decrease in yield available over the durations of maturities in which we were willing to invest.

Operating expenses, including non-cash, stock-based compensation expenses, were $4,340,353 and $4,300,564 for the six months ended June 30, 2014, and June 30, 2013, respectively. The increase in operating expenses for the six months ended June 30, 2014, as compared with the six months ended June 30, 2013, was primarily owing to increases in administration and operations expense, interest and other debt expense, directors' fees and expenses and custody fees, offset by decreases in salaries, benefits and stock-based compensation expense, professional fees, rent expense and insurance expense.

Administration and operations expense increased by $33,398, or 11.0 percent, for the six months ended June 30, 2014, as compared with June 30, 2013, primarily as a result of net increases in general office and administration expenses, including costs of $31,235 associated with a Meet the Portfolio Day event, offset by timing differences related to certain accrued expenses. We did not hold a Meet the Portfolio Day during the comparable period in 2013. Interest and other debt expense increased by $176,291, or 1,506 percent, for the six months ended June 30, 2014, as compared with June 30, 2013, primarily as a result of non-utilization fees and amortization of closing fees associated with our Loan Facility. Directors' fees and expenses increased by $55,532, or 42.4 percent, for the six months ended June 30, 2014, as compared with June 30, 2013, primarily owing to an increase in overall fees and the addition of a new member to our Board of Directors in 2014. Custody fees increased by $1,245, or 4.5 percent, for the six months ended June 30, 2014, as compared with June 30, 2013.

Salaries, benefits and stock-based compensation expense decreased by $100,613, or 3.6 percent, for the six months ended June 30, 2014, as compared with June 30, 2013, primarily as a result of decreases in compensation cost for restricted stock awards associated with the Stock Plan owing to a reversal of compensation expense of $128,004 for stock awards that were forfeited as a result of the voluntary termination of one of our employees on June 30, 2014, a decrease of $34,480 in the projected benefit obligation expense accrual for medical and pension retirement benefits and a decrease in employee bonus accruals, offset by increases in costs associated with the increase in salary and benefits for one of our employees whose status changed from a part-time employee in 2013 to a full-time employee in 2014. While the non-cash, stock-based compensation expense for the Stock Plan increased our operating expenses by $497,634, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value. Professional fees decreased by $65,645, or 9.9 percent, for the six months ended June 30, 2014, as compared with June 30, 2013, primarily as a result of a decrease in certain legal fees, offset by an increase in consulting fees associated with investor outreach and marketing efforts. Rent expense decreased by $54,610, or 26.9 percent, for the six months ended June 30, 2014, as compared with June 30, 2013, owing primarily to the expiration of the lease for our office space at 420 Florence Street, Palo Alto, CA, on August 30, 2013. Our rent expense of $148,091 for the six months ended June 30, 2014, includes $170,384 of rent paid in cash, net of $22,293 non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term. Our rent paid in cash of $170,384 includes $12,682 of real estate tax escalation charges on our corporate headquarters located at 1450 Broadway in New York City. Insurance expense decreased by $4,363, or 2.5 percent, for the six months ended June 30, 2014, as compared with June 30, 2013, primarily as a result of a decrease in overall annual renewal premiums.

Realized Gains and Losses from Investments:

During the six months ended June 30, 2014, and June 30, 2013, we realized net (losses) gains on investments of $(1,344,075) and $4,214,370, respectively.

During the six months ended June 30, 2014, we realized net losses of $1,344,075, consisting primarily of a realized loss on the value of our investment in Kovio, Inc., of $7,299,533, offset by a realized gain of $3,946,838 on the sale of our investment in Molecular Imprints, Inc., a realized gain of $204,442 on the sale of 575,756 shares of Champions Oncology, Inc., a realized gain of $1,129,054 on the sale of 117,834 shares of Solazyme, and a realized gain of $86,653 on the repurchase and expiration of certain Solazyme, Inc., written call option contracts. At June 30, 2014, we still owned 2,523,895 and 50,000 shares of Champions Oncology and Solazyme, respectively. We also had a realized gain of $588,440 on our escrow payment from the sale of Xradia, Inc.

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

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the six months ended June 30, 2014, net unrealized depreciation on total investments decreased by $3,272,666, or 14.9 percent, from accumulated net unrealized depreciation of $22,021,407 at December 31, 2013, to accumulated net unrealized depreciation of $18,748,741 at June 30, 2014. During the six months ended June 30, 2013, net unrealized depreciation on total investments decreased by $1,777,881, or 47.6 percent, from accumulated net unrealized depreciation of $3,738,387 at December 31, 2012, to accumulated net unrealized depreciation of $1,960,506 at June 30, 2013.

During the six months ended June 30, 2014, net unrealized depreciation on our venture capital investments decreased by $3,183,667, from net unrealized depreciation of $22,030,334 at December 31, 2013, to net unrealized depreciation of $18,846,667 at June 30, 2014, owing primarily to a net decrease in unrealized depreciation on our investment in Kovio, Inc., of $7,299,533 resulting in a realized loss on this investment when such securities were deemed worthless. We also had the following write-ups in the valuations of the following portfolio company investments:

Investment	Amount of Write-Up

D-Wave Systems, Inc.	$3,836,607
Produced Water Absorbents, Inc.	1,976,649
HZO, Inc.	1,403,984
Enumeral Biomedical Corp.	1,024,212
SynGlyco, Inc.	343,460
Bridgelux, Inc.	61,374
GEO Semiconductor, Inc.	23,126
NanoTerra, Inc.	10,480
OpGen, Inc.	1,494

The write-ups for the six months ended June 30, 2014, were offset by write-downs in the valuations of the following portfolio company investments:

Investment	Amount of Write-Down

SiOnyx, Inc.	$4,721,194
Cambrios Technologies Corporation	854,586
Champions Oncology, Inc.	764,222
Ensemble Therapeutics Corporation	362,534
Nanosys, Inc.	353,099
Cobalt Technologies, Inc.	300,533
Ultora, Inc.	251,094
Laser Light Engines, Inc.	182,061
Contour Energy Systems, Inc.	90,844
Metabolon, Inc.	44,175
OHSO Clean, Inc.	39,154

We had an increase in unrealized depreciation of $3,872,348 on our investment in Molecular Imprints, Inc., primarily owing to a realized gain on the sale of its securities.

We had a decrease in unrealized depreciation of $7,414 on the rights to milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc.

We had a decrease in unrealized depreciation of $587 on the rights to milestone payments from Canon, Inc.’s acquisition of Molecular Imprints, Inc.

We had an increase in unrealized depreciation owing to foreign currency translation of $9,162 on our investment in D-Wave Systems, Inc.

We had an increase in unrealized depreciation of $960,247 on our investment in Solazyme, Inc., primarily owing to realized gains on the partial sale of the securities.

Unrealized appreciation on our U.S. government securities portfolio decreased from unrealized appreciation of $45 at December 31, 2013, to $0 at June 30, 2014. We did not hold any U.S. government securities at June 30, 2014.

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

Financial Condition

June 30, 2014

At June 30, 2014, our total assets and net assets were $123,373,855 and $120,878,223, respectively. At December 31, 2013, they were $125,063,946 and $122,701,575, respectively.

At June 30, 2014, our net asset value per share was $3.87 as compared with $3.93 at December 31, 2013. At June 30, 2014, and December 31, 2013, our shares outstanding were 31,245,664 and 31,197,438, respectively.

Significant developments in the six months ended June 30, 2014, included an increase in the holdings of our venture capital investments of $2,223,372 and a decrease in our cash and treasury holdings of $2,862,034. The increase in the value of our venture capital investments from $93,899,459 at December 31, 2013, to $96,122,831 at June 30, 2014, resulted primarily from new and follow-on investments of $9,954,799, offset by a decrease in the net value of our venture capital investments of $5,687,647 and a net decrease of $2,043,780 owing to the sale of certain of our shares of Solazyme, Inc., and Champions Oncology, Inc. The decrease in our cash and treasury holdings from $27,538,358 at December 31, 2013, to $24,676,324 at June 30, 2014, is primarily owing to follow-on venture capital investments totaling $9,954,799 and to the payment of cash for operating expenses of $3,887,383, offset by net proceeds of $2,043,780 received from the sale of certain of our shares of Solazyme and Champions Oncology, net premium proceeds of $119,697 received from certain Solazyme written call options, $1,235,312 received from the portion of our payment held in escrow from the sale of Xradia, Inc., and $6,486,461 received from the sale of Molecular Imprints, Inc.

The following table is a summary of additions to our portfolio of venture capital investments made during the six months ended June 30, 2014:

New Investments	Amount of Investment

UberSeq, Inc.	$500,000

Follow-On Investments	Amount of Investment

HZO, Inc.	$2,000,003
Produced Water Absorbents, Inc.	1,000,268
Enumeral Biomedical Corp.	935,000
D-Wave Systems, Inc.	762,568
Produced Water Absorbents, Inc.	750,000
ABSMaterials, Inc.	500,000
Senova Systems, Inc.	500,000
EchoPixel,Inc.	500,000
SiOnyx, Inc.	415,635
Produced Water Absorbents, Inc.	330,677
Enumeral Biomedical Corp.	250,000
Senova Systems, Inc.	250,000
OpGen, Inc.	245,017
Mersana Therapeutics, Inc.	240,500
HZO, Inc.	206,997
D-Wave Systems, Inc.	170,043
OpGen, Inc.	120,000
SiOnyx, Inc.	93,976
Ultora, Inc.	86,039
Enumeral Biomedical Corp.	65,000
Laser Light Engines, Inc.	19,331
Laser Light Engines, Inc.	13,745

Total	$9,954,799

The following tables summarize the values of our portfolios of venture capital investments and U.S. government securities, as compared with their cost, at June 30, 2014, and December 31, 2013:

	June 30, 2014	December 31, 2013

Venture capital investments, at cost	$114,969,498	$115,929,793
Net unrealized (depreciation) (1)	(18,846,667)	(22,030,334)
Venture capital investments, at value	$96,122,831	$93,899,459

	June 30, 2014	December 31, 2013

U.S. government securities, at cost	$0	$18,999,765
Net unrealized appreciation(1)	0	45
U.S. government obligations, at value	$0	$18,999,810

(1)At June 30, 2014, and December 31, 2013, the net accumulated unrealized depreciation on investments, including written call options, was $18,748,741 and $22,021,407, respectively.

Cash Flow

Net cash provided by operating activities for the six months ended June 30, 2014, was $16,207,714, primarily reflecting the net sale of U.S. government securities of $18,999,008 and proceeds from the sale of investments of $9,766,197, offset by the purchase of venture capital investments of $9,954,799 and the payment of operating expenses.

Net cash used in investing activities for the six months ended June 30, 2014, was $1,066, primarily reflecting the purchase of fixed assets.

Net cash used in operating activities for the six months ended June 30, 2013, was $118,366, primarily reflecting the purchase of venture capital investments of $7,108,150 and the payment of operating expenses, partially offset by proceeds from the sale of investments of $13,161,839 and net proceeds from call options of $534,920.

Net cash used in investing activities for the six months ended June 30, 2013, was $3,909, primarily reflecting the purchase of fixed assets.

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

We fund our day-to-day operations using interest earned and proceeds from our cash holdings, the sales of our investments in U.S. government securities, when applicable, and interest earned from our venture debt securities. We believe the increase or decrease in the value of our venture capital investments does not materially affect the day-to-day operations of the Company or our daily liquidity. As of June 30, 2014, and December 31, 2013, we had no investments in money market mutual funds.

Our Loan Facility may be used to fund our investments and not for the payment of day-to-day operating expenses. As of June 30, 2014, we had no debt outstanding. We have not issued any debt securities, and, therefore, are not subject to credit agency downgrades.

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

At June 30, 2014, and December 31, 2013, our total net primary liquidity was $24,761,387 and $28,073,184, respectively. Our primary liquidity is principally comprised of our cash, U.S. government securities, when applicable, and certain receivables. The decrease in our primary liquidity from December 31, 2013, to June 30, 2014, is primarily owing to the use of funds for investments totaling $9,954,799 and payment of net operating expenses, offset by the receipt of $1,235,312 from the portion of our upfront payment held in escrow from the sale of Xradia, Inc., the receipt of $6,486,461 from the sale of Molecular Imprints, Inc., and net proceeds of $2,043,780 received from the sales of certain of our shares of Solazyme, Inc., and Champions Oncology, Inc. During the six months ended June 30, 2014, we also purchased and sold call option contracts on our publicly traded positions generating net proceeds of $119,697.

At June 30, 2014, and December 31, 2013, our secondary liquidity was $3,112,895 and $5,547,294, respectively. Our secondary liquidity consists of our publicly traded securities. Although these companies are publicly traded, their stock may not trade at high volumes and prices can be volatile, which may restrict our ability to sell our positions at any given time. We may also be restricted for a period of time in selling our positions in these companies due to our shares being unregistered. As of June 30, 2014, none of our publicly traded securities were restricted from sale.

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

Except for a rights offering, we are generally not able to issue and sell our common stock at a price below our net asset value per share, exclusive of any distributing commission or discount, without shareholder approval. As of June 30, 2014, our net asset value per share was $3.87 per share and our closing market price was $3.18 per share. We do not currently have shareholder approval to issue or sell shares below our net asset value per share.

Borrowings

On September 30, 2013, the Company entered into the Loan Facility that may be used by the Company to fund investments in portfolio companies. The Loan Facility, among other things, matures on September 30, 2017, and bears interest at 10 percent per annum in cash. The Company has the option to have interest accrue at a rate of 13.5 percent per annum if the Company decides not to pay interest in cash monthly. The Company currently plans to pay interest in cash if and when any borrowings are outstanding. The Loan Facility also requires payment of a draw fee on each borrowing equal to 1.0 percent of such borrowing and an unused commitment fee of 1.0 percent per annum. Interest and fee payments under the Loan Facility are made quarterly in arrears. The Company may prepay the loans or reduce the aggregate commitments under the Loan Facility at any time prior to the maturity date, as long as certain conditions are met, including payment of required prepayment or termination fees. The Loan Facility is secured by all of the assets of the Company and its wholly owned subsidiaries, subject to certain customary exclusions. The Loan Facility contains certain affirmative and negative covenants, including without limitation: (a) maintenance of certain minimum liquidity requirements; (b) maintenance of an eligible asset leverage ratio of not less than 4.0:1.0; (c) limitations on liens; (d) limitations on the incurrence of additional indebtedness; and (e) limitations on structural changes, mergers and disposition of assets (other than in the normal course of our business activities). There were no borrowings at closing, and at June 30, 2014, the Company had no outstanding debt.

At June 30, 2014, and December 31, 2013, the Company had no outstanding debt. The remaining capacity under the Loan Facility was $20,000,000 at June 30, 2014.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows:

Payments Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Multi-Draw Loan Facility(1)	$0	$0	$0	$0	$0
Operating leases	$1,632,676	$297,517	$575,459	$604,591	$155,109

(1)As of June 30, 2014, we had $20,000,000 of unused borrowing capacity under our Loan Facility.

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

Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments" for additional information. As of June 30, 2014, our financial statements include venture capital investments valued at $93,009,936, the fair values of which were determined in good faith by, or under the direction of, the Board of Directors. As of June 30, 2014, approximately 77 percent of our net assets represent investments in portfolio companies at fair value by the Board of Directors.

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

Historically, difficult venture capital environments have resulted in companies not receiving financing and being subsequently closed down with a loss of investment to venture investors, and other companies receiving financing but at significantly lower valuations than the preceding rounds, leading to very deep dilution for those who do not participate in the new rounds of investment. Our best estimate of this non-performance risk has been quantified and included in the valuation of our portfolio companies as of June 30, 2014.

All investments recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels related to the amount of subjectivity associated with the inputs to fair valuation of these assets are as discussed above.

As of June 30, 2014, approximately 97 percent of our portfolio company investments were classified as Level 3 in the hierarchy, indicating a high level of judgment required in their valuation.

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

Recent Developments - Portfolio Companies

On July 11, 2014, the Company made a $209,020 follow-on investment in OpGen, Inc., a privately held portfolio company.

On July 15, 2014, we received $1,139,515 upon the release of the remaining funds held in escrow from the acquisition of Xradia, Inc., by Carl Zeiss AG during 2013.

On July 21, 2014, the Company made a $216,012 new investment in Accelerator IV – New York Corporation, a privately held portfolio company.

On July 31, 2014, Enumeral Biomedical Corp. completed a reverse merger into a publicly traded shell company, Enumeral Biomedical Holdings, Inc. The operations of Enumeral Biomedical Corp. became those of the surviving entity. Simultaneously with the merger, the Company made a $1.5 million investment in Enumeral Biomedical Holdings. Enumeral Biomedical Holdings is traded publicly on the OTC market under the symbol ENUM. The Company's securities of Enumeral Biomedical Holdings will be subject to a lock-up agreement for up to 18 months from the date of the close of the merger. ENUM's stock closed trading on August 7, 2014, at $2.00 per share.

On August 1, 2014, the Company received $549,238 in payment of the outstanding principal, interest and warrants of OHSO Clean, Inc.

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

Foreign Currency Risk

Most of our investments are denominated in U.S. dollars. We currently have one investment denominated in Canadian dollars. We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates. The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates is $575,972 at June 30, 2014.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the 1934 Act). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures. As of June 30, 2014, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the second quarter of 2014 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.Risk Factors

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

Date: August 8, 2014

EXHIBIT INDEX

Exhibit No.	Description

31.01	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

