Form 10-Q
period 2014-09-30
HARRIS & HARRIS GROUP INC /NY/
filed 2014-11-10
CIK 893739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐     No     ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2014
Common Stock, $0.01 par value per share	31,245,664 shares

Harris & Harris Group, Inc.

Form 10-Q, September 30, 2014

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

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Investments, in portfolio securities at value:
Unaffiliated privately held companies
(cost: $22,530,919 and $29,277,213, respectively)	$12,986,116	$29,199,564
Unaffiliated rights to milestone payments
(adjusted cost basis: $2,387,278 and $3,291,750, respectively)	3,180,287	3,489,433
Unaffiliated publicly traded securities
(cost: $1,741,128 and $2,451,410, respectively)	2,253,701	5,570,796
Non-controlled affiliated privately held companies
(cost: $68,332,012 and $71,843,448, respectively)	64,927,112	54,287,040
Non-controlled affiliated publicly traded securities
(cost: $5,591,299 and $0, respectively)	10,389,092	0
Controlled affiliated privately held companies
(cost: $10,078,252 and $9,065,972, respectively)	2,935,127	1,352,626
Total, investments in private portfolio companies, rights to milestone payments and public securities at value
(cost: $110,660,888 and $115,929,793, respectively)	$96,671,435	$93,899,459
Investments, in U.S. Treasury securities at value
(cost: $0 and $18,999,765, respectively)	0	18,999,810
Cash	22,450,225	8,538,548
Receivable from rights to milestone payments (Note 3)	2,070,955	0
Receivable from sales of investments (Note 3)	21,420	448,886
Funds held in escrow from sales of investments at value (Note 3)	305,965	1,786,390
Receivable from portfolio company	0	54,160
Interest receivable	20,076	22,804
Prepaid expenses (Note 3)	622,767	991,409
Other assets	288,763	322,480
Total assets	$122,451,606	$125,063,946

LIABILITIES & NET ASSETS

Post retirement plan liabilities (Note 8)	$1,169,038	$1,120,262
Accounts payable and accrued liabilities	781,364	785,608
Deferred rent	342,230	353,001
Written call options payable (premiums received:
$0 and $112,382, respectively) (Note 7)	0	103,500
Total liabilities	2,292,632	2,362,371

Commitments and contingencies (Note 12)

Net assets	$120,158,974	$122,701,575

Net assets are comprised of:
Preferred stock, $0.10 par value,
2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares authorized at
9/30/14 and 12/31/13; 33,074,404 and 33,026,178 issued at
9/30/14 and 12/31/13, respectively	330,744	330,262
Additional paid in capital (Note 9)	214,992,370	214,320,241
Accumulated net operating and realized loss	(78,539,604)	(67,449,176)
Accumulated unrealized depreciation of investments	(13,989,453)	(22,021,407)
Accumulated other comprehensive income (Note 8)	770,448	927,186
Treasury stock, at cost (1,828,740 shares at 9/30/14 and 12/31/13)	(3,405,531)	(3,405,531)

Net assets	$120,158,974	$122,701,575

Shares outstanding	31,245,664	31,197,438

Net asset value per outstanding share	$3.85	$3.93

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2014	2013	2014	2013
Investment income:
Interest from:
Unaffiliated companies	$21,555	$58,363	$108,237	$190,209
Non-controlled affiliated companies	(27,703)	9,187	55,668	111,957
Controlled affiliated companies	40,382	28,441	111,715	72,377
Cash and U.S. Treasury securities and other	1,796	3,115	8,274	12,148
Fees for providing managerial assistance to
portfolio companies	37,500	0	37,500	0
Yield-enhancing fees on debt securities	19,843	15,919	52,105	43,387
Rental income from sublease	0	20,000	0	80,000
Total investment income	93,373	135,025	373,499	510,078

Expenses:
Salaries, benefits and stock-based
compensation (Note 9)	1,127,028	1,305,405	3,786,814	4,065,804
Administration and operations	108,908	125,003	446,348	429,045
Professional fees	365,557	311,428	962,780	974,296
Interest and other debt expense	94,831	9,885	282,827	21,590
Directors’ fees and expenses	91,875	53,687	278,283	184,563
Rent	69,389	98,539	217,480	301,240
Insurance expense	84,006	96,179	251,946	268,482
Custody fees	16,200	13,919	45,219	41,693
Depreciation	13,182	13,774	39,632	41,670
Total expenses	1,970,976	2,027,819	6,311,329	6,328,383

Net operating loss	(1,877,603)	(1,892,794)	(5,937,830)	(5,818,305)

Net realized (loss) gain:
Realized (loss) gain from investments:
Unaffiliated companies	15,475	0	3,962,313	105,313
Unaffiliated rights to milestone payments	536,813	0	536,813	0
Non-Controlled affiliated companies	(4,488,575)	10,006,915	(11,199,638)	5,770,882
Publicly traded companies	0	2,845,191	1,333,497	11,389,252
Written call options	145,426	42,049	232,079	(84,713)
Purchased put options	0	0	0	(72,209)
Realized (loss) gain from investments	(3,790,861)	12,894,155	(5,134,936)	17,108,525

Income tax expense (Note 10)	1,676	3,343	17,662	25,514
Net realized (loss) gain from investments	(3,792,537)	12,890,812	(5,152,598)	17,083,011

Net decrease (increase) in unrealized
depreciation on investments:
Investments	4,857,214	(13,424,568)	8,040,836	(11,371,863)
Written call options	(97,926)	330,388	(8,882)	55,564
Net decrease (increase) in unrealized
depreciation on investments	4,759,288	(13,094,180)	8,031,954	(11,316,299)

Net realized and unrealized
gain (loss) on investments	966,751	(203,368)	2,879,356	5,766,712

Net decrease in net assets
resulting from operations:

Total	$(910,852)	$(2,096,162)	$(3,058,474)	$(51,593)

Per average basic and diluted outstanding share	$(0.03)	$(0.07)	$(0.10)	$(0.00)

Average outstanding shares – basic and diluted	31,245,664	31,159,256	31,215,069	31,131,654

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2014	2013	2014	2013

Net decrease resulting from operations	$(910,852)	$(2,096,162)	$(3,058,474)	$(51,593)

Other comprehensive income (loss):

Prior service cost (Note 8)	0	0	0	1,101,338
Amortization of prior service cost	(52,246)	(43,538)	(156,738)	(130,614)

Other comprehensive (loss) income	(52,246)	(43,538)	(156,738)	970,724

Comprehensive (loss) income	$(963,098)	$(2,139,700)	$(3,215,212)	$919,131

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013

Cash flows provided by (used in) operating activities:
Net decrease in net assets resulting from operations	$(3,058,474)	$(51,593)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized gain (loss) and change in unrealized
depreciation on investments	(2,897,018)	(5,792,226)
Depreciation of fixed assets, amortization of premium or
discount on U.S. government securities and prepaid assets
and accretion of bridge note interest	(145,502)	(172,361)
Stock-based compensation expense	741,483	939,979
Amortization of prior service cost	(156,738)	970,724
Purchase of U.S. government securities	(19,999,044)	(115,598,392)
Sale of U.S. government securities	38,998,052	129,599,974
Purchase of affiliated portfolio companies	(12,056,559)	(10,200,939)
Purchase of unaffiliated portfolio companies	(240,500)	(818,880)
Payments received on debt investments	865,071	726,059
Proceeds from sale of investments and conversion of bridge notes	10,929,061	29,290,630
Proceeds from call option premiums	338,229	1,027,127
Payments for put and call option purchases	(218,352)	(403,863)

Changes in assets and liabilities:
Restricted funds	0	(13)
Receivable from funds held in escrow from sales of investments	0	(116,326)
Receivable from portfolio company	54,160	19,670
Receivable from sales of investments	427,466	(22,799,975)
Interest receivable	2,728	33,944
Prepaid expenses	368,642	(729,606)
Other assets	(621)	1,337
Post retirement plan liabilities	48,776	(937,494)
Accounts payable and accrued liabilities	(4,244)	233,728
Deferred rent	(10,771)	(6,321)

Net cash provided by operating activities	13,985,845	5,215,183

Cash flows from investing activities:
Purchase of fixed assets	(5,296)	(3,909)

Net cash used in investing activities	(5,296)	(3,909)

Cash flows from financing activities:
Payment of withholdings related to net settlement of restricted stock	(68,872)	(61,917)

Net cash used in financing activities	(68,872)	(61,917)

Net increase in cash	$13,911,677	$5,149,357

Cash at beginning of the period	8,538,548	8,379,111
Cash at end of the period	$22,450,225	$13,528,468

Supplemental disclosures of cash flow information:
Income taxes paid	$17,662	$25,514

Supplemental schedule of non-cash activities:
Impact of plan amendment on post-retirement plan liabilities	$(156,738)	$970,724

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	Nine Months Ended	Year Ended
	September 30, 2014	December 31, 2013

Changes in net assets from operations:

Net operating loss	$(5,937,830)	$(8,022,206)
Net realized (loss) gain on investments	(5,152,598)	18,516,268
Net decrease (increase) in unrealized
depreciation on investments	8,040,836	(18,284,402)
Net (decrease) increase in unrealized
appreciation on written call options	(8,882)	1,382

Net decrease in net assets
resulting from operations	(3,058,474)	(7,788,958)

Changes in net assets from
capital stock transactions:

Acquisition of vested restricted stock awards
to pay required employee withholding tax	(68,872)	(123,183)
Stock-based compensation expense	741,483	1,249,756

Net increase in net assets resulting
from capital stock transactions	672,611	1,126,573

Changes in net assets from
accumulated other comprehensive income:

Other comprehensive (loss) income	(156,738)	927,186

Net (decrease) increase in net assets resulting from
accumulated other comprehensive income	(156,738)	927,186

Net decrease in net assets	(2,542,601)	(5,735,199)

Net Assets:

Beginning of the period	122,701,575	128,436,774

End of the period	$120,158,974	$122,701,575

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2014 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) –
15.3% of net assets at value

Private Placement Portfolio (Illiquid) (4) –
10.8% of net assets at value

Bridgelux, Inc. (5)(8)(9)		Energy
Manufacturing high-power light emitting
diodes (LEDs) and arrays
Series B Convertible Preferred Stock	(M)		$1,000,000	1,861,504	$516,056
Series C Convertible Preferred Stock	(M)		1,352,196	2,130,699	716,290
Series D Convertible Preferred Stock	(M)		1,371,622	999,999	731,122
Series E Convertible Preferred Stock	(M)		672,599	440,334	715,524
Series E-1 Convertible Preferred Stock	(M)		386,073	399,579	489,682
Warrants for Series C Convertible Preferred
Stock expiring 8/31/15	( I )		168,270	163,900	26,430
Warrants for Series D Convertible Preferred
Stock expiring 8/31/15	( I )		128,543	166,665	28,444
Warrants for Series E Convertible Preferred
Stock expiring 12/31/17	( I )		93,969	170,823	29,487
Warrants for Common Stock expiring 6/1/16	( I )		72,668	132,100	4,131
Warrants for Common Stock expiring 8/9/18	( I )		148,409	171,183	21,987
Warrants for Common Stock expiring 10/21/18	( I )		18,816	84,846	2,654
			5,413,165		3,281,807

Cambrios Technologies Corporation (5)(8)(9)		Electronics
Developing nanowire-enabled electronic
materials for the display industry
Series B Convertible Preferred Stock	( I )		1,294,025	1,294,025	69,839
Series C Convertible Preferred Stock	( I )		1,300,000	1,300,000	70,161
Series D Convertible Preferred Stock	( I )		515,756	515,756	356,316
Series D-2 Convertible Preferred Stock	( I )		92,400	92,400	32,535
Series D-4 Convertible Preferred Stock	( I )		216,168	216,168	76,114
			3,418,349		604,965

Cobalt Technologies, Inc. (5)(8)(9)(10)		Energy
Developing processes for making bio-
butanol through biomass fermentation
Series C-1 Convertible Preferred Stock	(M)		749,998	352,112	0
Series D-1 Convertible Preferred Stock	(M)		122,070	48,828	0
Series E-1 Convertible Preferred Stock	(M)		114,938	46,089	0
Warrants for Series E-1 Pref. Stock expiring on 10/9/22	( I )		2,781	1,407	0
Warrants for Series E-1 Pref. Stock expiring on 3/11/23	( I )		5,355	2,707	0
			995,142		0

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2014 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) –
15.3% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) –
10.8% of net assets at value (Cont.)

GEO Semiconductor Inc. (5)		Electronics
Developing programmable, high-performance
video and geometry processing solutions
Participation Agreement with Montage
Capital relating to the following assets:
Warrants for Series A Pref. Stock expiring on 9/17/17	( I )		$66,684	100,000	$109,768
Warrants for Series A-1 Pref. Stock expiring on 6/30/18	( I )		23,566	34,500	41,657
Loan and Security Agreement with GEO Semiconductor
relating to the following assets:
Warrants for Series A Pref. Stock expiring on 3/1/18	( I )		7,512	10,000	10,180
Warrants for Series A-1 Pref. Stock expiring on 6/29/18	( I )		7,546	10,000	11,198
			105,308		172,803

Mersana Therapeutics, Inc. (5)(8)(9)(11)		Life Sciences
Developing antibody drug conjugates
for cancer therapy
Series A-1 Convertible Preferred Stock	( I )		683,538	635,081	699,669
Common Stock	( I )		3,875,395	350,539	219,683
			4,558,933		919,352

Molecular Imprints, Inc. (5)(8)(9)(12)		Electronics
Manufacturing nanoimprint lithography
capital equipment for non-semiconductor
manufacturing markets
Series A Convertible Preferred Stock	(M)		928,884	928,884	928,884

Nanosys, Inc. (5)(8)		Energy
Developing inorganic nanowires and
quantum dots for use in LED-backlit devices
Series C Convertible Preferred Stock	(M)		1,500,000	803,428	790,222
Series D Convertible Preferred Stock	(M)		3,000,003	1,016,950	2,263,901
Series E Convertible Preferred Stock	(M)		496,573	433,688	793,274
Unsecured Convertible Bridge Note, 4%, acquired 7/16/12	(M)		47,696	$43,821	74,793
			5,044,272		3,922,190

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2014 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) –
15.3% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) –
10.8% of net assets at value (Cont.)

Nano Terra, Inc. (5)		Energy
Developing surface chemistry and nano-
manufacturing solutions
Senior secured debt, 12.0%, maturing on 12/1/15	( I )		$438,892	$474,295	$470,390
Warrants for Series A-2 Pref. Stock expiring on 2/22/21	( I )		69,168	446,248	17
Warrants for Series C Pref. Stock expiring on 11/15/22	( I )		35,403	241,662	68,574
			543,463		538,981

Nantero, Inc. (5)(8)(9)		Electronics
Developing a high-density, nonvolatile,
random access memory chip, enabled
by carbon nanotubes
Series A Convertible Preferred Stock	( I )		489,999	345,070	1,066,459
Series B Convertible Preferred Stock	( I )		323,000	207,051	647,834
Series C Convertible Preferred Stock	( I )		571,329	188,315	757,819
Series D Convertible Preferred Stock	( I )		139,075	35,569	145,022
			1,523,403		2,617,134

Total Unaffiliated Private Placement Portfolio (cost: $22,530,919)					$12,986,116

Rights to Milestone Payments (Illiquid) (6) –
2.6% of net assets at value

Amgen, Inc. (8)(9)		Life Sciences
Rights to Milestone Payments from
Acquisition of BioVex Group, Inc.	( I )		$1,757,608	$1,757,608	$2,552,477

Laird Technologies, Inc. (8)(9)		Energy
Rights to Milestone Payments from Merger &
Acquisition of Nextreme Thermal Solutions, Inc.	( I )		0	0	0

Canon, Inc. (8)(9)		Electronics
Rights to Milestone Payments from
Acquisition of Molecular Imprints, Inc.	( I )		629,670	$629,670	627,810

Total Unaffiliated Rights to Milestone Payments (cost: $2,387,278)					$3,180,287

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2014 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Publicly Traded Portfolio (7) –
1.9% of net assets at value

Solazyme, Inc. (5)(9)		Energy
Developing algal biodiesel, industrial
chemicals and specialty ingredients using
synthetic biology
Common Stock	(M)		$118,099	50,000	$373,000

Champions Oncology, Inc. (5)(9)		Life Sciences
Developing its TumorGraftTM platform for
personalized medicine and drug development
Common Stock	(M)		1,622,629	2,523,895	1,867,682
Warrants for Common Stock expiring 1/29/18	( I )		400	40,000	13,019
			1,623,029		1,880,701

Total Unaffiliated Publicly Traded Portfolio (cost: $1,741,128)					$2,253,701

Total Investments in Unaffiliated Companies (cost: $26,659,325)					$18,420,104

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2014 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled
Affiliated Companies (3) –
62.7% of net assets at value

Private Placement Portfolio (Illiquid) (13) –
54.0% of net assets at value

ABSMaterials, Inc. (5)(8)(9)		Energy
Developing nano-structured absorbent
materials for environmental remediation
Series A Convertible Preferred Stock	( I )		$435,000	390,000	$291,345
Series B Convertible Preferred Stock	( I )		1,217,644	1,037,751	1,252,869
			1,652,644		1,544,214

Accelerator IV-New York Corporation (5)(8)(9)(14)(15)		Life Sciences
Identifying and managing emerging
biotechnology companies
Series A Common Stock	( I )		216,012	216,012	216,012

Adesto Technologies Corporation (5)(8)(9)(16)		Electronics
Developing low-power, high-performance
memory devices
Series A Convertible Preferred Stock	(M)		2,200,000	6,547,619	1,036,361
Series B Convertible Preferred Stock	(M)		2,200,000	5,952,381	1,362,517
Series C Convertible Preferred Stock	(M)		1,485,531	2,122,187	652,739
Series D Convertible Preferred Stock	(M)		1,393,147	1,466,470	914,887
Series D-1 Convertible Preferred Stock	(M)		703,740	987,706	463,438
Series E Convertible Preferred Stock	(M)		2,499,999	3,508,771	12,739,974
			10,482,417		17,169,916

AgBiome, LLC (5)(8)(9)		Life Sciences
Providing early-stage research and discovery for
agriculture and utilizing the crop microbiome to
identify products that reduce risk and improve yield
Series A-1 Convertible Preferred Stock	( I )		2,000,000	2,000,000	2,360,000
Series A-2 Convertible Preferred Stock	( I )		521,740	417,392	567,654
			2,521,740		2,927,654

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2014 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Non-Controlled
Affiliated Companies (3) –
62.7% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (13) –
54.0% of net assets at value (Cont.)

D-Wave Systems, Inc. (8)(17)		Electronics
Developing high-performance
quantum computing systems
Series 1 Class B Convertible Preferred Stock	(H)		$1,002,074	1,144,869	$1,765,295
Series 1 Class C Convertible Preferred Stock	(H)		487,804	450,450	697,974
Series 1 Class D Convertible Preferred Stock	(H)		748,473	855,131	1,325,030
Series 1 Class E Convertible Preferred Stock	(H)		248,049	269,280	441,979
Series 1 Class F Convertible Preferred Stock	(H)		238,323	258,721	424,648
Series 1 Class H Convertible Preferred Stock	(H)		909,088	460,866	893,434
Series 2 Class D Convertible Preferred Stock	(H)		736,019	678,264	1,050,973
Series 2 Class E Convertible Preferred Stock	(H)		659,493	513,900	853,097
Series 2 Class F Convertible Preferred Stock	(H)		633,631	493,747	819,643
Warrants for Common Stock expiring 6/30/15	( I )		98,644	153,890	114,922
Warrants for Common Stock expiring 5/12/19	( I )		26,357	20,415	6,592
			5,787,955		8,393,587

EchoPixel, Inc. (5)(8)(9)		Life Sciences
Developing algorithms and software to improve
visualization of data for life science and
healthcare applications
Series Seed Convertible Preferred Stock	( I )		1,250,000	4,194,630	1,258,389

Ensemble Therapeutics Corporation (5)(8)		Life Sciences
Developing DNA-Programmed ChemistryTM
for the discovery of new classes of therapeutics
Series B Convertible Preferred Stock	( I )		2,000,000	1,449,275	1,194,742
Series B-1 Convertible Preferred Stock	( I )		679,754	492,575	1,476,905
			2,679,754		2,671,647

HZO, Inc. (5)(8)(9)		Electronics
Developing novel industrial coatings that
protect electronics against damage from liquids
Common Stock	(H)		666,667	405,729	908,852
Series I Convertible Preferred Stock	(H)		5,709,835	2,266,894	6,303,795
Series II Convertible Preferred Stock	(H)		2,000,003	539,710	2,020,980
			8,376,505		9,233,627

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2014 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled
Affiliated Companies (3) –
62.7% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (13) –
54.0% of net assets at value (Cont.)

Laser Light Engines, Inc. (5)(8)		Energy
Manufactured solid-state light sources for
digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	(M)		$2,000,000	7,499,062	$0
Series B Convertible Preferred Stock	(M)		3,095,802	13,571,848	0
Secured Convertible Bridge Note, 12%, acquired 10/7/11	(M)		200,000	$200,000	0
Secured Convertible Bridge Note, 12%, acquired 11/17/11	(M)		95,652	$95,652	0
Secured Convertible Bridge Note, 12%, acquired 12/21/11	(M)		82,609	$82,609	0
Secured Convertible Bridge Note, 12%, acquired 3/5/12	(M)		434,784	$434,784	0
Secured Convertible Bridge Note, 12%, acquired 7/26/12	(M)		186,955	$186,955	0
Secured Convertible Bridge Note, 20%, acquired 4/29/13	(M)		166,667	$166,667	0
Secured Convertible Bridge Note, 20%, acquired 7/22/13	(M)		166,667	$166,667	0
Secured Convertible Bridge Note, 10%, acquired 10/30/13	(M)		80,669	$80,669	0
Secured Convertible Bridge Note, 10%, acquired 2/5/14	(M)		19,331	$19,331	0
Secured Convertible Bridge Note, 10%, acquired 6/24/14	(M)		13,745	$13,745	0
			6,542,881		0

Metabolon, Inc. (5)(8)(9)		Life Sciences
Developing service and diagnostic products
through the use of a metabolomics, or
biochemical, profiling platform
Series B Convertible Preferred Stock	(H)		2,500,000	371,739	2,793,965
Series B-1 Convertible Preferred Stock	(H)		706,214	148,696	1,141,884
Series C Convertible Preferred Stock	(H)		1,000,000	1,000,000	2,569,929
Series D Convertible Preferred Stock	(H)		1,499,999	835,882	2,175,430
Series E Convertible Preferred Stock	(H)		1,225,000	444,404	1,549,169
Warrants for Series B-1 Convertible Preferred
Stock expiring 3/25/15	( I )		293,786	74,348	129,063
			7,224,999		10,359,440

OpGen, Inc. (8)		Life Sciences
Developing tools for genomic sequence
assembly and analysis
Series A Convertible Preferred Stock	(H)		610,017	610,017	608,056
Common Stock	(H)		3,260,000	29,883	22,872
Secured Convertible Bridge Note, 8%, acquired 7/11/14	(H)		212,777	$209,020	321,425
			4,082,794		952,353

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2014 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled
Affiliated Companies (3) –
62.7% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (13) –
54.0% of net assets at value (Cont.)

Produced Water Absorbents, Inc. (5)(8)		Energy
Developing nano-structured absorbent materials
for environmental remediation of contaminated
water in the oil and gas industries
Series A Convertible Preferred Stock	( I )		$1,000,000	1,000,000	$540,000
Series B Convertible Preferred Stock	( I )		1,496,865	5,987,460	2,873,981
Series B-2 Convertible Preferred Stock	( I )		1,015,427	4,322,709	2,074,900
Series B-3 Convertible Preferred Stock	( I )		978,641	3,914,564	1,878,991
Series C Convertible Preferred Stock	( I )		1,000,268	2,667,380	1,000,268
Warrants for Series B-2 Preferred Stock expiring
upon liquidation event	( I )		65,250	300,000	69,000
			5,556,451		8,437,140

Senova Systems, Inc. (5)(8)		Life Sciences
Developing next-generation sensors to measure pH
Series B Convertible Preferred Stock	( I )		1,218,462	1,350,000	430,944
Series B-1 Convertible Preferred Stock	( I )		1,083,960	2,759,902	892,478
Secured Convertible Bridge Note, 10%, acquired 6/25/14	( I )		256,712	$250,000	256,712
Warrants for Series B Preferred Stock expiring 10/15/17	( I )		131,538	164,423	52,486
Warrants for Series B Preferred Stock expiring 4/24/18	( I )		20,000	25,000	7,980
			2,710,672		1,640,600

SiOnyx, Inc. (5)(8)		Electronics
Developing silicon-based optoelectronic
products enabled by its proprietary Black Silicon
Series A Convertible Preferred Stock	(M)		750,000	233,499	0
Series A-1 Convertible Preferred Stock	(M)		890,000	2,966,667	0
Series A-2 Convertible Preferred Stock	(M)		2,445,000	4,207,537	0
Series B-1 Convertible Preferred Stock	(M)		1,169,561	1,892,836	0
Series C Convertible Preferred Stock	(M)		1,171,316	1,674,030	0
Secured Convertible Bridge Note, 8%, acquired 1/31/14	(M)		1,281,125	$1,281,125	0
Secured Convertible Bridge Note, 8%, acquired 5/9/14	(M)		79,994	$93,976	72,721
Warrants for Series B-1 Convertible Preferred
Stock expiring 2/23/17	( I )		130,439	247,350	0
Warrants for Common Stock expiring 3/28/17	( I )		84,207	418,507	0
Warrants for Common Stock expiring 5/9/19	( I )		17,010	3,208	0
			8,018,652		72,721

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2014 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled
Affiliated Companies (3) –
62.7% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (13) –
54.0% of net assets at value (Cont.)

Ultora, Inc. (5)(8)		Energy
Developing energy-storage devices
enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		$886,830	17,736	$0
Series B Convertible Preferred Stock	(M)		236,603	2,347,254	0
Secured Convertible Bridge Note, 5%, acquired 5/7/14	(M)		87,795	$86,039	41,609
Secured Convertible Bridge Note, 5%, acquired 8/20/14	(M)		17,308	$17,208	8,203
			1,228,536		49,812

Total Non-Controlled Private Placement Portfolio (cost: $68,332,012)					$64,927,112

Publicly Traded Portfolio (18) –
8.7% of net assets at value

Enumeral Biomedical Holdings, Inc. (5)(8)(19)		Life Sciences
Developing therapeutics and diagnostics
through functional assaying of single cells
Common Stock	(M)		$4,993,357	7,966,368	$8,857,444
Warrants for Common Stock expiring 7/30/19	( I )		540,375	1,500,000	1,204,908
Warrants for Common Stock expiring 2/2/24	( I )		57,567	255,120	263,795
Options to Purchase Common Stock at $1.00
expiring 8/4/24	( I )		0	56,667	62,945
			5,591,299		10,389,092

Total Non-Controlled Publicly Traded Portfolio (cost: $5,591,299)					$10,389,092

Total Investments in Non-Controlled Affiliated Companies (cost: $73,923,311)					$75,316,204

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2014 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Controlled
Affiliated Companies (3) –
2.4% of net assets at value

Private Placement Portfolio (Illiquid) (20) –
2.4% of net assets at value

ProMuc, Inc. (5)(8)		Life Sciences
Developing synthetic mucins for the
nutritional, food and healthcare markets
Common Stock	(M)		$1	1,000	$1
Secured Convertible Bridge Note, 8%, acquired 12/18/13	(M)		372,016	$350,000	372,016
Secured Convertible Bridge Note, 8%, acquired 8/13/14	(M)		101,074	$100,000	101,074
			473,091		473,091

SynGlyco, Inc. (5)(8)		Life Sciences
Developed synthetic carbohydrates for
pharmaceutical applications
Common Stock	( I )		2,729,817	57,463	0
Series A' Convertible Preferred Stock	( I )		4,855,627	4,855,627	228,554
Senior Secured Debt, 12.00%, maturing on 12/11/14	( I )		482,849	$500,000	691,352
Secured Convertible Bridge Note, 8%, acquired 1/23/13	( I )		398,795	$350,000	395,277
Secured Convertible Bridge Note, 8%, acquired 4/25/13	( I )		335,291	$300,000	338,809
			8,802,379		1,653,992

TARA Biosystems, Inc. (5)(8)(14)		Life Sciences
Developing human tissue models for toxicology
and drug discovery applications
Common Stock	(M)		$20	2,000,000	$20
Secured Convertible Bridge Note, 8%, acquired 8/20/14	(M)		302,762	$300,000	302,762
			302,782		302,782

UberSeq, Inc. (5)(8)(9)(14)		Life Sciences
Developing translational genomics solutions
Series Seed Convertible Preferred Stock	( I )		500,000	500,000	505,262

Total Controlled Private Placement Portfolio (cost: $10,078,252)					$2,935,127

Total Investments in Controlled Affiliated Companies (cost: $10,078,252)					$2,935,127

Total Private Placement and Publicly Traded Portfolio (cost: $110,660,888)					$96,671,435

Total Investments (cost: $110,660,888)					$96,671,435

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2014 (Unaudited)

Notes to Consolidated Schedule of Investments

(1)	See "Footnote to Consolidated Schedule of Investments" on page 31for a description of the "Valuation Procedures."

(2)	We classify "Energy" companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials. We classify "Electronics" companies as those that address problems in electronics-related industries, including semiconductors. We classify "Life Sciences" companies as those that address problems in life sciences-related industries, including biotechnology, agriculture, advanced materials and chemicals, healthcare, bioprocessing, water, industrial biotechnology, food, nutrition and energy.

(3)	Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own five percent or more, but less than 25 percent, of the voting shares of the portfolio company, or where we hold one or more seats on the portfolio company’s board of directors but do not control the company. Investments in controlled affiliated companies consist of investments in which we own 25 percent or more of the voting shares of the portfolio company or otherwise control the company.

(4)	The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $22,530,919. The gross unrealized appreciation based on the tax cost for these securities is $1,161,225. The gross unrealized depreciation based on the tax cost for these securities is $10,706,028.

(5)	All or a portion of the investments or instruments are pledged as collateral under our loan facility.

(6)	The aggregate cost for federal income tax purposes of investments in unaffiliated rights to milestone payments is $2,387,278. The gross unrealized appreciation based on the tax cost for these securities is $794,869. The gross unrealized depreciation based on the tax cost for these securities is $1,860.

(7)	The aggregate cost for federal income tax purposes of investments in unaffiliated publicly traded companies is $1,741,128. The gross unrealized appreciation based on the tax cost for these securities is $512,573. The gross unrealized depreciation based on the tax cost for these securities is $0.

(8)	We are subject to legal restrictions on the sale of our investment(s) in this company.

(9)	Represents a non-income producing security. Investments that have not paid dividends or interest within the last 12 months are considered to be non-income producing.

(10)	Cobalt Technologies, Inc., also does business as Cobalt Biofuels.

(11)	With our investment in the Mersana Therapeutics, Inc., Series A-1 financing, we received a warrant to purchase 277,760 shares of Series A-2 Convertible Preferred Stock. The ability to exercise the warrant is contingent upon Mersana's achievement of certain milestones. Mersana has not achieved those milestones as of September 30, 2014, and, therefore, this warrant is a contingent asset as of that date. The warrant will expire on July 27, 2022.

(12)	Upon the closing of Canon, Inc.'s acquisition of Molecular Imprints, Inc.'s semiconductor lithography equipment business, a new spin-out company, which retained the name Molecular Imprints, Inc., was formed. These shares represent our investment in the new company.

The accompanying unaudited notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2014 (Unaudited)

(13)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated privately held companies is $68,332,012. The gross unrealized appreciation based on the tax cost for these securities is $8,633,756. The gross unrealized depreciation based on the tax cost for these securities is $12,038,656.

(14)	Initial investment was made in 2014.

(15)	As part of our initial investment in Accelerator IV-New York Corporation, the Company made an additional operating and investment commitment. See "Note 12. Commitments and Contingencies."

(16)	Adesto Technologies Corporation's Series E shares have certain rights and preferences in a sale or IPO that are not ascribed to the other classes of stock.

(17)	D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave through Parallel Universes, Inc., a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. See "Note 3. Summary of Significant Accounting Policies." D-Wave is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire non-qualifying assets unless, at the time the acquisition is made, qualifying assets are at least 70 percent of our total assets.

(18)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated publicly traded companies is $5,591,299. The gross unrealized appreciation based on the tax cost for these securities is $4,797,793. The gross unrealized depreciation based on the tax cost for these securities is $0.

(19)	The Company's shares of Enumeral Biomedical Holdings, Inc., are subject to restrictions on transfer, and we are also subject to a lock-up agreement that restricts our ability to trade these shares, exclusive of the general restriction on the transfer of unregistered securities. The lock-up period on our 7,966,368 shares of Enumeral Biomedical Holdings expires on January 31, 2016.

(20)	The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $10,078,252. The gross unrealized appreciation based on the tax cost for these securities is $5,263. The gross unrealized depreciation based on the tax cost for these securities is $7,148,388.

The accompanying unaudited notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

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

The deal team meets at the end of each quarter to discuss portfolio companies and propose fair valuations for all privately held securities, restricted publicly traded securities and publicly traded securities without reliable market quotations. The Valuation Committee book is prepared with the use of data from primary sources whenever reasonably practicable. Proposed valuations for each portfolio company are communicated to the Valuation Committee in the Valuation Committee book and at the Valuation Committee meeting after the end of each quarter. The Valuation Committee determines the fair value of each private security and publicly traded securities without reliable market quotations. All valuations are then reported to the full Board of Directors along with the Chief Financial Officer’s calculation of net asset value.

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

The main approaches to measuring fair value utilized are the market approach, the income approach and the hybrid approach.

•	Market Approach (M): The market approach may use quantitative inputs such as prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities and the values of market multiples derived from a set of comparable companies. The market approach may also use qualitative inputs such as progress toward milestones, the long-term potential of the business, current and future financing requirements and the rights and preferences of certain securities versus those of other securities. The selection of the relevant inputs used to derive value under the market approach requires judgment considering factors specific to the significance and relevance of each input to deriving value.

•	Income Approach (I): The income approach uses valuation techniques to convert future amounts (for example, revenue, cash flows or earnings) to a single present value amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. Those valuation techniques include present value techniques; option-pricing models, such as the Black-Scholes-Merton formula (a closed-form model) and a binomial model (a lattice model), which incorporate present value techniques; and the multi-period excess earnings method, which is used to measure the fair value of certain assets.

•	Hybrid Approach (H): The hybrid approach uses elements of both the market approach and the income approach. The hybrid approach calculates values using the market and income approach, individually. The resulting values are then distributed among the share classes based on probability of exit outcomes.

Effective September 30, 2014, the Company refined its valuation methodologies to include the option pricing model. While the Company's valuation procedures had always included the option pricing model as a possible valuation technique, it had not previously been utilized. The use of the option pricing model is emerging as a preferred industry practice. This change in valuation methodology is applied on a prospective basis.

ASC Topic 820 classifies the inputs used to measure fair value by these approaches into the following hierarchy:

•	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities;

•	Level 2: Quoted prices in active markets for similar assets or liabilities, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•	Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect our own assumptions that market participants would use to price the asset or liability based upon the best available information.

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

Equity-related securities, including options or warrants, are fair valued using the market, income or hybrid approaches. The following factors may be considered to fair value these types of securities:

▪	Readily available public market quotations;

▪	The cost of the Company’s investment;

▪	Transactions in a company's securities or unconditional firm offers by responsible parties as a factor in determining valuation;

▪	The financial condition and operating results of the company;

▪	The company's progress towards milestones;

▪	The long-term potential of the business and technology of the company;

▪	The values of similar securities issued by companies in similar businesses;

▪	Multiples to revenue, net income or EBITDA that similar securities issued by companies in similar businesses receive;

▪	Estimated time to exit;

▪	Volatility of similar securities in similar businesses;

▪	The proportion of the company's securities we own and the nature of any rights to require the company to register restricted securities under applicable securities laws; and

▪	The rights and preferences of the class of securities we own as compared with other classes of securities the portfolio company has issued.

When the income approach is used to value warrants, the Company uses the Black-Scholes-Merton formula.

B.	LONG-TERM FIXED-INCOME SECURITIES

1.	Readily Marketable. Long-term fixed-income securities for which market quotations are readily available are valued using the most recent bid quotations when available.

2.	Not Readily Marketable. Long-term fixed-income securities for which market quotations are not readily available are fair valued using the income approach. The factors that may be considered when valuing these types of securities by the income approach include:

•	Credit quality;

•	Interest rate analysis;

•	Quotations from broker-dealers;

•	Prices from independent pricing services that the Board believes are reasonably reliable; and

•	Reasonable price discovery procedures and data from other sources.

C.	SHORT-TERM FIXED-INCOME SECURITIES

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

The Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer and the individuals responsible for preparing the Valuation Committee book shall meet quarterly before each Valuation Committee meeting to review the methodologies for the valuation of each security, and will highlight any changes to the Valuation Committee.

VI.	Other Assets

Non-investment assets, such as fixtures and equipment, shall be valued using the cost approach less accumulated depreciation at rates determined by management and reviewed by the Audit Committee. Valuation of such assets is not the responsibility of the Valuation Committee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. THE COMPANY

Harris & Harris Group, Inc. (the "Company," "us," "our" and "we"), is a non-diversified management investment company operating as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act") that specializes in making investments in companies commercializing and integrating products enabled by disruptive technologies predominantly in the life sciences. We operate as an internally managed investment company whereby our officers and employees, under the general supervision of our Board of Directors, conduct our operations.

H&H Ventures Management, Inc.SM ("Ventures") is a 100 percent wholly owned subsidiary of the Company. Ventures is taxed under Subchapter C (a "C Corporation") of the Internal Revenue Code of 1986 (the "Code"). Harris Partners I, L.P, is a limited partnership and, from time to time, may be used to hold certain interests in portfolio companies. The partners of Harris Partners I, L.P., are Ventures (sole general partner) and the Company (sole limited partner). Ventures pays taxes on income generated by its operations as well as on any non-passive investment income generated by Harris Partners I, L.P. For the period ended September 30, 2014, there was no non-passive investment income generated by Harris Partners I, L.P. Ventures, as the sole general partner, consolidates Harris Partners I, L.P. for financial reporting purposes. The Company consolidates its wholly owned subsidiary, Ventures, for financial reporting purposes.

NOTE 2. INTERIM FINANCIAL STATEMENTS

Our interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and in conformity with accounting principles generally accepted in the United States of America ("GAAP") applicable to interim financial information. Accordingly, the information presented on our interim financial statements does not include all information and disclosures necessary for a fair presentation of our financial position, results of operations and cash flows in conformity with GAAP for annual financial statements. In the opinion of management, these financial statements reflect all adjustments, consisting of valuation adjustments and normal recurring accruals, necessary for a fair statement of our financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements:

Principles of Consolidation. The consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company and its wholly owned subsidiary. The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification 946. In accordance with GAAP and Regulation S-X, the Company may only consolidate its interests in investment company subsidiaries and controlled operating companies whose business consists of providing services to the Company. Our wholly owned subsidiary, Ventures, is a controlled operating company that provides services to us and is, therefore, consolidated. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Portfolio Investment Valuations. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission ("SEC") and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") As of September 30, 2014, our financial statements include venture capital investments valued at $94,430,753, the fair values of which were determined in good faith by, or under the direction of, the Board of Directors. This amount includes the fair values of our privately held investments as well as the warrants of Champions Oncology, Inc., and securities of Enumeral Biomedical Holdings, Inc., which are publicly traded companies. Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material.

Effective September 30, 2014, the Company refined its valuation methodologies to include the option pricing model. While the Company's valuation procedures had always included the option pricing model as a possible valuation technique, it had not previously been utilized. The use of the option pricing model is emerging as a preferred industry practice. This change in valuation methodology is applied on a prospective basis.

Cash. Cash includes demand deposits. Cash is carried at cost, which approximates fair value.

Unaffiliated Rights to Milestone Payments. At September 30, 2014, and December 31, 2013, the outstanding potential milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc., were valued at $2,552,477 and $3,489,433, respectively. The milestone payments are derivatives and valued using the probability-adjusted, present value of proceeds from future payments that would be due upon successful completion of certain regulatory and sales milestones. At September 30, 2014, we had a receivable totaling $2,070,955 from rights to milestone payments resulting from confirmation of the definitive achievement of the first milestone, during the third quarter of 2014, associated with Amgen's acquisition of BioVex, which is expected to be paid in November of 2014. At December 31, 2013, the value related to this milestone payment was classified as a right to milestone payments as it had not yet been achieved. If all remaining milestones are met, we would receive $7,455,438. There can be no assurance as to how much of this amount we will ultimately realize or when it will be realized, if at all. At September 30, 2014, the outstanding potential milestone payments from Canon, Inc.'s acquisition of Molecular Imprints, Inc., were valued at $627,810. If all remaining milestones are met, we would receive $1,735,582. There can be no assurance as to how much of this amount we will ultimately realize or when it will be realized, if at all. At September 30, 2014, and December 31, 2013, the outstanding potential milestone payments from Laird Technologies, Inc.’s acquisition of Nextreme Thermal Solutions, Inc., were valued at $0.

Receivable from Sales of Investments. At September 30, 2014, we had a receivable totaling $21,420 from the liquidation and dissolution of Contour Energy Systems, Inc. We received these funds on October 29, 2014. At December 31, 2013, we had a receivable totaling $448,886 from the sales of 43,073 shares of Solazyme, Inc., which settled on January 2 and January 6, 2014, and 2,075 shares of Champions Oncology, Inc., which settled on January 3, 2014.

Funds Held in Escrow from Sale of Investment. At September 30, 2014, there were funds held in escrow fair valued at $305,965 relating to the sale of Molecular Imprints, Inc., to Canon, Inc. At December 31, 2013, there were funds held in escrow fair valued at $1,786,390 relating to the sale of Xradia, Inc., to Carl Zeiss AG. Funds held in escrow are valued using certain discounts applied to the amounts withheld. Funds held in escrow totaling $1,235,312 and $1,139,515 from the Xradia transaction were released in January and July of 2014, respectively. Funds held in escrow valued at $305,965 from the Molecular Imprints transaction are expected to be released in April of 2016 and April of 2017, net of any settlement of any indemnity claims and expenses related to the transaction. If the funds held in escrow for this transaction are released in full, we would receive $625,000 and realize a gain of $319,035.

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

Property and Equipment. Property and equipment are included in "Other assets" and are carried at $211,803 and $246,138 at September 30, 2014, and December 31, 2013, respectively, representing cost, less accumulated depreciation of $385,656 and $375,600, respectively. Depreciation is provided using the straight-line method over the estimated useful lives of the property and equipment. We estimate the useful lives to be five to ten years for furniture and fixtures, three years for computer equipment, and the lesser of ten years or the remaining life of the lease for leasehold improvements. All of our fixed assets are pledged as collateral under the Company's four-year $20,000,000 Multi-Draw Term Loan Facility Credit Agreement, by and among the Company, as borrower, Orix Corporate Capital, Inc., as administrative agent and lender and the other lenders party thereto from time to time (the "Loan Facility").

Post Retirement Plan Liabilities. The Company provides a Retiree Medical Benefit Plan for employees who meet certain eligibility requirements. Until it was terminated on May 5, 2011, the Company also provided an Executive Mandatory Retirement Benefit Plan for certain individuals employed by us in a bona fide executive or high policy-making position. The net periodic postretirement benefit cost for the year includes service cost for the year and interest on the accumulated postretirement benefit obligation. Unrecognized actuarial gains and losses are recognized as net periodic benefit cost pursuant to the Company's historical accounting policy. The impact of plan amendments is amortized over the employee's average service period as a reduction of net periodic benefit cost. Unamortized plan amendments are included in "Accumulated other comprehensive income" in the Consolidated Statements of Assets and Liabilities.

Interest Income Recognition. Interest income, including amortization of premium and accretion of discount, is recorded on an accrual basis. When accrued interest is determined not to be recoverable, the Company ceases accruing interest and writes off any previously accrued interest. Securities are deemed to be non-income producing if, on their last interest or dividend date, no cash was paid or no cash or in-kind dividends were declared. These write-offs are reversed through interest income. During the three months and nine months ended September 30, 2014, the Company earned $58,087 and $202,679, respectively, in interest on U.S. government securities, senior secured debt, participation agreements, subordinated secured debt, non-convertible promissory notes and interest-bearing accounts. During the three months and nine months ended September 30, 2013, the Company earned $81,787 and $257,604, respectively, in interest on U.S. government securities, senior secured debt, participation agreements, subordinated secured debt, non-convertible promissory notes and interest-bearing accounts. During the three months and nine months ended September 30, 2014, the Company recorded, on a net basis, $(2,214) and $133,320, respectively, of bridge note interest. The total for the three months and nine months ended September 30, 2014, includes a partial write-off of previously accrued bridge note interest of $69,554 and $70,946, respectively. During the three months and nine months ended September 30, 2013, the Company recorded $33,238 and $172,474, respectively, of bridge note interest.

Yield-Enhancing Fees on Debt Securities. Yield-enhancing fees received in connection with our venture debt investments are deferred. The unearned fee income is accreted into income based on the effective interest method over the life of the investment. Total yield-enhancing fees accreted into investment income were $19,843 and $52,105 for the three months and nine months ended September 30, 2014, respectively. Total yield-enhancing fees accreted into investment income were $15,919 and $43,387 for the three months and nine months ended September 30, 2013, respectively.

Call Options. The Company writes covered call options on publicly traded securities with the intention of earning option premiums. Option premiums may increase the Company’s realized gains and, therefore, may help increase distributable income, but may limit the realized gains on the security. When a company writes (sells) an option, an amount equal to the premium received by the Company is recorded in the Consolidated Statements of Assets and Liabilities as a liability. The amount of the liability is subsequently marked-to-market to reflect the current market value of the option written. When an option expires, the Company realizes a gain on the option to the extent of the premiums received. Premiums received from writing options that are exercised or closed are added to the proceeds or offset against the amount paid on the transaction to determine the realized gain or loss. At September 30, 2014, and December 31, 2013, the Company had 0 and 150,000 shares, respectively, of Solazyme, Inc., covered by call option contracts. In the event these contracts are exercised, the Company would be required to deliver those shares to the counterparty.

Stock-Based Compensation. The Company has a stock-based employee compensation plan. The Company accounts for the Amended and Restated Harris & Harris Group, Inc. 2012 Equity Incentive Plan (the "Stock Plan") by determining the fair value of all share-based payments to employees, including the fair value of grants of employee stock options and restricted stock awards, and records these amounts as an expense in the Consolidated Statements of Operations over the vesting period with a corresponding increase to our additional paid-in capital. At September 30, 2014, and December 31, 2013, the increase to our operating expenses was offset by the increase to our additional paid-in capital, resulting in no net impact to our net asset value. Additionally, the Company does not record the potential tax benefits associated with the expensing of stock options or restricted stock because the Company currently intends to qualify as a regulated investment company ("RIC") under Subchapter M of the Code, and the deduction attributable to such expensing, therefore, is unlikely to provide any additional tax savings. The amount of non-cash, stock-based compensation expense recognized in the Consolidated Statements of Operations is based on the fair value of the awards the Company expects to vest, recognized over the vesting period on a straight-line basis for each award, and adjusted for actual awards vested and pre-vesting forfeitures. The forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate and is accounted for in the current period and prospectively. See "Note 9. Stock-Based Compensation" for further discussion.

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

Foreign Currency Translation. The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company does not isolate the portion of the results of operations that arises from changes in foreign currency rates on investments held on its Consolidated Statements of Operations. For the three months ended September 30, 2014, included in the net decrease in unrealized depreciation on investments was an unrealized loss of $502,044 resulting from foreign currency translation. For the nine months ended September 30, 2014, included in the net decrease in unrealized depreciation on investments was an unrealized loss of $511,206 resulting from foreign currency translation. For the three months ended September 30, 2013, included in the net increase in unrealized depreciation on investments was an unrealized gain of $132,582 resulting from foreign currency translation. For the nine months ended September 30, 2013, included in the net increase in unrealized depreciation on investments was an unrealized loss of $177,465 resulting from foreign currency translation.

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

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company is currently evaluating the impact of adopting this standard.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern." This ASU requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. The new guidance applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

NOTE 4. BUSINESS RISKS AND UNCERTAINTIES

We invest primarily in privately held companies, the securities of which are inherently illiquid. We also have investments in small publicly traded companies. Although these companies are publicly traded, their stock may not trade at high volumes and prices can be volatile, which may restrict our ability to sell our positions. We may also be subject to restrictions on transfer and/or other lock-up provisions after these companies initially go public. These privately held and publicly traded businesses tend to not have attained profitability, and many of these businesses also lack management depth and have limited or no history of operations. Because of the speculative nature of our investments and the lack of a liquid market for and restrictions on transfers of privately held investments, there is greater risk of loss relative to traditional marketable investment securities.

We do not choose investments based on a strategy of diversification. We also do not rebalance the portfolio should one of our portfolio companies increase in value substantially relative to the rest of the portfolio.  Therefore, the value of our portfolio may be more vulnerable to microeconomic events affecting a single sector, industry or portfolio company and to general macroeconomic events that may be unrelated to our portfolio companies. These factors may subject the value of our portfolio to greater volatility than a company that follows a diversification strategy. As of September 30, 2014, and December 31, 2013, our largest 10 investments by value accounted for approximately 83 percent and 75 percent, respectively, of the value of our equity-focused venture capital portfolio, excluding the rights to milestone payments. Our largest three investments, by value, Adesto Technologies Corporation, Enumeral Biomedical Holdings, Inc., and Metabolon, Inc., accounted for approximately 19 percent, 11 percent and 11 percent, respectively, of our equity-focused venture capital portfolio as of September 30, 2014. Adesto Technologies and Metabolon are privately held portfolio companies. Enumeral Biomedical is a publicly traded portfolio company. As of December 31, 2013, our largest three investments, by value, Adesto Technologies Corporation, Metabolon, Inc., and Molecular Imprints, Inc., accounted for approximately 17 percent, 12 percent and 9 percent, respectively, of our equity-focused venture capital portfolio.

Approximately 98 percent of the portion of our equity-focused venture capital portfolio that was fair valued was comprised of securities of 26 privately held companies, the warrants of publicly traded Champions Oncology, Inc., and securities of Enumeral Biomedical Holdings, Inc. Because there is typically no public or readily ascertainable market for our interests in the small privately held companies in which we invest, the valuation of the securities in that portion of our portfolio is determined in good faith by our Valuation Committee, which is comprised of all of the independent members of our Board of Directors. The values are determined in accordance with our Valuation Procedures and are subject to significant estimates and judgments. The fair value of the securities in our portfolio may differ significantly from the values that would be placed on these securities if a ready market for the securities existed. Any changes in valuation are recorded in our Consolidated Statements of Operations as "Net decrease (increase) in unrealized depreciation on investments." Changes in valuation of any of our investments in privately held companies from one period to another may be significant.

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

At September 30, 2014, and December 31, 2013, the Company had no outstanding debt. The weighted average annual interest rate for the three months and nine months ended September 30, 2014, was zero percent, exclusive of amortization of closing fees and other expenses. The weighted average debt outstanding for the three months and nine months ended September 30, 2014, was $0. The remaining capacity under the Loan Facility was $20,000,000 at September 30, 2014. Unamortized fees and expenses of $524,641 related to establishing the Loan Facility are included as "Prepaid expenses" in the Consolidated Statements of Assets and Liabilities as of September 30, 2014. These amounts are amortized over the term of the Loan Facility, and $131,160 was amortized in the nine months ended September 30, 2014. At September 30, 2014, the Company was in compliance with all covenants required by the Loan Facility.

NOTE 6. FAIR VALUE OF INVESTMENTS

At September 30, 2014, our financial assets were categorized as follows in the fair value hierarchy:

	Fair Value Measurement at Reporting Date Using:
Description	September 30, 2014	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Privately Held Portfolio Companies:
Preferred Stock	$75,299,202	$0	$0	$75,299,202
Bridge Notes	2,285,400	0	0	2,285,400
Warrants	2,064,868	0	0	2,064,868
Rights to Milestone Payments	3,180,287	0	0	3,180,287
Common Stock	1,367,440	0	0	1,367,440
Senior Secured Debt	1,161,742	0	0	1,161,742
Participation Agreement	151,425	0	0	151,425
Options	62,945			62,945

Publicly Traded Portfolio Companies:
Common Stock	$11,098,126	$2,240,682	$0	$8,857,444

Total Investments:	$96,671,435	$2,240,682	$0	$94,430,753

Funds Held in Escrow From
Sales of Investments:	$305,965	$0	$0	$305,965

Total Financial Assets:	$96,977,400	$2,240,682	$0	$94,736,718

Significant Unobservable Inputs

The table below presents the valuation technique and quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurements of Level 3 assets. Unobservable inputs are those inputs for which little or no market data exists and, therefore, require an entity to develop its own assumptions.

	Fair Value at September 30, 2014	Valuation Technique(s)	Unobservable Input	Range (Weighted Average(a))

Preferred Stock	$27,435,281	Hybrid Approach	Private Offering Price Volatility Time to Exit	$1.00 - 3.71 ($2.76) 50.1% - 59.7% (54.0%) 0.50 - 3 Years (1.99)

Preferred Stock	22,749,050	Income Approach	Private Offering Price Non-Performance Risk Volatility Time to Exit	$0.30 - $3.91 ($1.13) 0% - 50% (1.33%) 31.1% - 104.2% (47.0%) 2 - 4.75 Years (2.29)

Preferred Stock	25,114,871	Market Approach	Private Offering Price Non-Performance Risk Volatility Revenue Multiples Time to Exit Discount for Lack of Marketability	$0.10 - $2.67 ($0.97) 0% (0%) 46.6% - 60.2% (47.5%) 2.4 (2.4) 2 Years (2) 0% - 20% (16.1%)

Bridge Notes	321,425	Hybrid Approach	Private Offering Price Non-Performance Risk Volatility Time to Exit	$1.00 ($1.00) 0% (0%) 57.2% (57.2%) 0.50 Years (0.50)

Bridge Notes	990,798	Income Approach	Private Offering Price Non-Performance Risk Volatility Time to Exit	$0.75 - $1.00 ($0.94) 0% (0%) 0% - 51.3% (13.3%) 0 - 2 Years (0.52)

Bridge Notes	973,177	Market Approach	Private Offering Price Non-Performance Risk Volatility Discount for Lack of Marketability Time to Exit	$1.00 - $1.83 ($1.06) 0% (0%) 52.2% (52.2%) 17.3% (17.3%) 2 Years (2)

Common Stock	931,724	Hybrid Approach	Private Offering Price Non-Performance Risk Volatility Time to Exit	$1.00 - $3.71 ($3.64) 0% (0%) 57.2% - 59.7% (59.7%) 0.50 - 3 Years (2.94)

Common Stock	435,695	Income Approach	Private Offering Price Non-Performance Risk Volatility Time to Exit	$1.00 - $1.08 ($1.04) 0% (0%) 104% (104%) 3 Years (3)
Common Stock	21	Market Approach	Private Offering Price Non-Performance Risk	$0.0001 - $0.001 ($0.001) 0% (0%)

Warrants	2,064,868	Income Approach	Private Offering Price Volatility Expected Term	$0.32 - 2.62 ($1.46) 28.4% - 107% (80.1%) 0.92 - 9.35 Years (4.7)

Rights to Milestone Payments	3,180,287	Probability Weighted Discounted Cash Flow	Probability of Achieving Independent Milestones Probability of Achieving Dependent Milestones	0% - 80% (b) 0% - 75% (b)

Participation Agreements(c)	151,425	Income Approach	Stock Price Volatility Expected Term	$0.50 ($0.50) 107% (107%) 2.97 - 3.75 Years (3.18)

	Fair Value at September 30, 2014	Valuation Technique(s)	Unobservable Input	Range (Weighted Average(a))

Senior Secured Debt	1,161,742	Income Approach	Effective Yield Non-Performance Risk	0 - 15.8% (6.4%) 0% (0%)

Funds Held in Escrow From Sales of Investments	305,965	Market Approach	Escrow Discounts	50% (50%)

Options	62,945	Income Approach	Stock Price Volatility Expected Term	$1.45 ($1.45) 90.6% (90.6%) 9.85 Years (9.85)

OTC Traded Common Stock	8,857,444	Market Approach	Volatility of Public Comparables Discount for Lack of Marketability Escrow Discounts	89.5% - 96.6% (90.3%) 13.2% - 24.8% (22.3%) 0% - 50% (0.4%)

Total	$94,736,718

(a)	Weighted average based on fair value at September 30, 2014.
(b)	Weighted average has not been disclosed owing to the wide range of possible values.
(c)	In connection with our investment in a participation agreement in GEO Semiconductor, Inc., we received warrants to purchase stock. See "Warrants" for a discussion of the valuation methodology used.

Valuation Methodologies and Inputs for Level 3 Assets

The following sections describe the valuation techniques and significant unobservable inputs used to measure Level 3 assets.

Preferred Stock, Bridge Notes and Common Stock

Preferred stock, bridge notes and common stock are valued by either a market, income or hybrid approach using internal models with inputs, most of which are not market observable. Common inputs for valuing Level 3 preferred stock, bridge note and private common stock investments include prices from recently executed private transactions in a company’s securities or unconditional firm offers, revenue multiples of comparable publicly traded companies, merger and acquisition ("M&A") transactions consummated by comparable companies, discounts for lack of marketability, rights and preferences of the class of securities we own as compared with other classes of securities the portfolio company has issued, particularly related to potential liquidity scenarios of an initial public offering ("IPO") or an acquisition transaction, estimated time to exit, volatilities of comparable publicly traded companies and management’s best estimate of risk attributable to non-performance risk. Certain securities are valued using the present value of future cash flows. We define non-performance risk as the risk that the price per share (or implied valuation of a portfolio company) or the effective yield of a debt security of a portfolio company, as applicable, does not appropriately represent the risk that a portfolio company with negative cash flow will be: (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation of the last round of financing.  We assess non-performance risk for each private portfolio company quarterly. Our assessment of non-performance risk typically includes an evaluation of the financial condition and operating results of the company, the company's progress towards milestones, and the long-term potential of the business and technology of the company and how this potential may or may not affect the value of the shares owned by us. An increase to the non-performance risk or a decrease in the private offering price of a future round of financing from that of the most recent round would result in a lower fair value measurement and/or a change in the distribution of value among the classes of securities we own. An increase in the volatility assumption generally increases the enterprise value calculated in an option pricing model. An increase in the time to exit assumption also generally increases the enterprise value calculated in an option pricing model. Variations in the expected time to exit or expected volatility assumptions have a significant impact on fair value.

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

Rights to Milestone Payments

Rights to milestone payments are valued using a probability-weighted discounted cash flow model. As part of Amgen Inc.’s acquisition of our former portfolio company, BioVex Group, Inc., we are entitled to potential future milestone payments based upon the achievement of certain regulatory and sales milestones. We are also entitled to future milestone payments from Laird Technologies Inc.'s acquisition of our former portfolio company, Nextreme Thermal Solutions, Inc., and from Canon, Inc.'s acquisition of Molecular Imprints, Inc. We assign probabilities to the achievements of the various milestones. Milestones identified as independent milestones can be achieved irrespective of the achievement of other contractual milestones. Dependent milestones are those that can only be achieved after another, or series of other, milestones are achieved. The interest rates used in these models are observable inputs from sources such as the published interest rates for corporate bonds of the acquiring or comparable companies.

Participation Agreements and Senior Secured Debt

We invest in venture debt investments through senior secured debt. We value these securities using an income approach. The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. Common inputs for valuing Level 3 debt investments include: the effective yield of the debt investment or, in the case where we have received warrant coverage, the warrant-adjusted effective yield of the security, adjustments for changes in the yields of comparable publicly traded high-yield debt funds and risk-free interest rates and an assessment of non-performance risk. For venture debt investments, an increase in yields would result in a lower fair value measurement. Furthermore, yields would decrease, and value would increase, if the company is exceeding targets and risk has been substantially reduced from the level of risk that existed at the time of investment. Yields would increase, and values would decrease, if the company is failing to meet its targets and risk has been increased from the level of risk that existed at the time of investment. Historically, we also invested in venture debt through participation agreements. As of September 30, 2014, the amounts held in participation agreements consist solely of warrants. These warrants are valued using the Black-Scholes-Merton pricing model as discussed in "Warrants."

The following chart shows the components of change in the financial assets categorized as Level 3 for the three months ended September 30, 2014.

Beginning Balance 7/1/2014	Total Realized (Losses) Gains Included in Changes in Net Assets	Transfers	Total Unrealized Appreciation (Depreciation) Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals and Settlements	Ending Balance 9/30/2014	Amount of Total
Appreciation
(Depreciation) for
the Period Included
in Changes in Net
Assets Attributable
to the Change in
Unrealized Gains or
Losses Relating to
Assets Still Held at
									the Reporting Date

Preferred Stock	$82,918,390	$(4,488,575)	$(3,376,258)[1]		$267,065	$0	$(21,420)[2]	$75,299,202	$(4,242,929)

Bridge Notes	2,514,976	0	(206,902)[1]		(646,690)	624,016	0	2,285,400	(646,690)

Common Stock	546,767	0	693,757	[1]	(89,116)	216,032	0	1,367,440	(89,116)

Warrants	921,633	0	0		602,860	540,375	0	2,064,868	602,860

Rights to Milestone Payments	4,127,104	536,813	0		587,325	0	(2,070,955)[3]	3,180,287	587,325

Participation Agreements	675,165	16,000	0		11,209	3,291	(554,240)	151,425	16,100

Senior Secured Debt	1,305,901	0	0		(74,590)	16,552	(86,121)	1,161,742	(74,590)

Funds Held in Escrow From Sales of Investments	1,447,933	(2,454)	0		0	0	(1,139,514)	305,965	0

Options	0	0	0		62,945	0	0	62,945	62,945

OTC Traded Common Stock	0	0	2,889,403	[1]	5,008,416	959,625	0	8,857,444	5,008,416

Total	$94,457,869	$(3,938,216)	$0		$5,729,424	$2,359,891	$(3,872,250)	$94,736,718	$1,224,321

[1]	Transfers among asset classes are owing to conversions at financing events. These do not represent transfers in or out of Level 3.

[2]	Represents a settlement of $21,420 from the disposal of Contour Energy Systems, Inc. This was a receivable as of September 30, 2014.

[3]	Represents a settlement of $2,070,955 from the achievement of the first milestone associated with Amgen’s acquisition of BioVex Group, Inc., this was a receivable as of September 30, 2014.

There were no transfers out of Level 3 investments during the three months ended September 30, 2014.

The following chart shows the components of change in the financial assets categorized as Level 3 for the nine months ended September 30, 2014.

	Beginning Balance 1/1/2014	Total Realized (Losses) Gains Included in Changes in Net Assets	Transfers		Total Unrealized Appreciation (Depreciation) Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals and Settlements	Ending Balance 9/30/2014

Amount of Total
Appreciation
(Depreciation) for
the Period Included
in Changes in Net
Assets Attributable
to the Change in
Unrealized Gains or
Losses Relating to
Assets Still Held at

the Reporting Date

Preferred Stock	$71,577,059	$(7,474,688)	$(629,931)[1,2]		$10,493,609	$7,841,034	$(6,507,881)[3]	$75,299,202	$(1,346,108)

Bridge Notes	6,044,114	(50,000)	(4,709,754)[1]		(1,771,015)	2,772,055	0	2,285,400	(1,821,018)

Common Stock	108,668	0	1,130,362	[1]	(87,622)	216,032	0	1,367,440	(87,622)

Warrants	800,487	0	65,250	[1]	557,822	641,309	0	2,064,868	557,822

Rights to Milestone Payments	3,489,433	536,813	629,670		595,326	0	(2,070,955)[4]	3,180,287	595,326

Participation Agreements	777,195	16,000	0		(7,022)	5,892	(640,640)	151,425	37,023

Senior Secured Debt	1,511,828	0	0		(171,866)	46,212	(224,432)	1,161,742	(171,866)

Funds Held in Escrow From Sales of Investments	1,786,390	269,404	625,000	[2]	0	0	(2,374,829)	305,965	0

Options	0	0	0		62,945	0	0	62,945	62,945

OTC Traded Common Stock	0	0	2,889,403	[1]	5,008,416	959,625	0	8,857,444	5,008,416

Total	$86,095,174	$(6,702,471)	$0		$14,680,593	$12,482,159	$(11,818,737)	$94,736,718	$2,834,918

[1]	Transfers among asset classes are owing to conversions at financing events. These do not represent transfers in or out of Level 3.

[2]	There was a $625,000 transfer from "Preferred Stock" into "Funds Held in Escrow From Sales of Investments" owing to the sale of Molecular Imprints, Inc., to Canon, Inc.

[3]	Includes a settlement of $21,420 from the disposal of Contour Energy Systems, Inc. This was a receivable as of September 30, 2014.

[4]	Represents a settlement of $2,070,955 from the achievement of the first milestone associated with Amgen’s acquisition of BioVex Group, Inc., this was a receivable as of September 30, 2014.

There were no transfers out of Level 3 investments during the nine months ended September 30, 2014.

At December 31, 2013, our financial assets were categorized as follows in the fair value hierarchy:

	Fair Value Measurement at Reporting Date Using:
Description	December 31, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government Securities:	$18,999,810	$18,999,810	$0	$0

Privately Held Portfolio Companies:
Preferred Stock	$71,577,059	$0	$0	$71,577,059
Bridge Notes	6,044,114	0	0	6,044,114
Warrants	800,487	0	0	800,487
Rights to Milestone Payments	3,489,433	0	0	3,489,433
Common Stock	108,668	0	0	108,668
Senior Secured Debt	1,511,828	0	0	1,511,828
Participation Agreement	777,195	0	0	777,195
Non-Convertible Promissory Note	4,043,381	0	4,043,381	0

Publicly Traded Portfolio Companies:
Common Stock	$5,547,294	$5,547,294	$0	$0

Total Investments:	$112,899,269	$24,547,104	$4,043,381	$84,308,784

Funds Held in Escrow From
Sales of Investments:	$1,786,390	$0	$0	$1,786,390

Total Financial Assets:	$114,685,659	$24,547,104	$4,043,381	$86,095,174

Liabilities:
Written Call Options	$103,500	$103,500	$0	$0

Total Liabilities:	$103,500	$103,500	$0	$0

The following chart shows the components of change in the financial assets categorized as Level 3 for the twelve months ended December 31, 2013.

Beginning Balance 1/1/2013	Total Realized Gains (Losses) Included in Changes in Net Assets	Transfers	Total Unrealized (Depreciation) Appreciation Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals	Ending Balance 12/31/2013	Amount of Total
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

Transactions in written call options during the nine months ended September 30, 2014, were as follows:

	Number of Contracts	Premium
Call options outstanding at December 31, 2013	1,500	$112,382
Call options written	1,500	342,735
Call options expired	(1,500)	(342,735)
Call options called in assignment transactions	0	0
Call options terminated in closing transactions	(1,500)	(112,382)
Call options outstanding at September 30, 2014	0	$0

At September 30, 2014, and December 31, 2013, we had rights to milestone payments from Amgen, Inc.’s acquisition of our former portfolio company, BioVex Group, Inc. These milestone payments were fair valued at $2,552,477 and $3,489,433, respectively, and are contingent upon certain milestones being achieved in the future. At September 30, 2014, and December 31, 2013, we had rights to milestone payments from Laird Technologies, Inc.'s acquisition of our former portfolio company, Nextreme Thermal Solutions, Inc. These milestone payments were fair valued at $0 as of September 30, 2014, and December 31, 2013. At September 30, 2014, we had rights to milestone payments from Canon, Inc.'s acquisition of our former portfolio company, Molecular Imprints, Inc. These milestone payments were fair valued at $627,810 as of September 30, 2014.

The following tables present the value of derivatives held at September 30, 2014, and the effect of derivatives held during the three months ended September 30, 2014, along with the respective location in the financial statements.

Statements of Assets and Liabilities:

	Assets		Liabilities

Derivatives	Location	Fair Value	Location	Fair Value

Equity Contracts	—	—	Written call options payable	$0

Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Investments	$2,552,477	—	—

Laird Technologies, Inc. Rights to Milestone Payments from Acquisition of Nextreme Thermal Solutions, Inc.	Investments	$0	—	—

Canon, Inc. Rights to Milestone Payments from Acquisition of Molecular Imprints, Inc.	Investments	$627,810	—	—

Statements of Operations:

Derivatives	Location	Realized Gain/(Loss)	Change in unrealized (Depreciation)/ Appreciation

Equity Contracts	Net Realized and Unrealized (Loss) Gain	$232,079	$(8,882)

Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Net Realized and Unrealized (Loss) Gain	$536,813	$597,186

Laird Technologies, Inc. Rights to Milestone Payments from Acquisition of Nextreme Thermal Solutions, Inc.	Net Realized and Unrealized (Loss) Gain	$0	$0

Canon, Inc. Rights to Milestone Payments from Acquisition of Molecular Imprints, Inc.	Net Realized and Unrealized (Loss) Gain	$0	$(1,860)

NOTE 8. EMPLOYEE BENEFITS

We administer a plan to provide medical and dental insurance for retirees and their spouses who, at the time of their retirement, have 10 years of service with us and have attained 50 years of age or have attained 45 years of age and have 15 years of service with us (the "Medical Benefit Retirement Plan"). On March 7, 2013, the Board of Directors amended the Medical Benefit Retirement Plan. The amendment limits the medical benefit to $10,000 per year for a period of ten years. The amendment does not affect benefits accrued by former employees or one current employee who is grandfathered under the former terms of the plan.

Our accumulated postretirement benefit obligation was remeasured as of the plan amendment date, which resulted in a $1,101,338 decrease in our liability. A deferred gain of $1,101,338 owing to this amendment was included in "Accumulated other comprehensive income" as of March 31, 2013. This amount is being amortized over a service period of 5.27 years. During the three months and nine months ended September 30, 2014, a total of $52,246 and $156,738, respectively, was amortized and included as a reduction of "Salaries, benefits and stock-based compensation" on our Consolidated Statements of Operations.

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

Stock Option Awards

During the nine months ended September 30, 2014, and the year ended December 31, 2013, the Compensation Committee of the Board of Directors of the Company did not grant any stock options.

For the three months and nine months ended September 30, 2014, the Company recognized $0 and $92,758, respectively, of compensation expense in the Consolidated Statements of Operations related to stock options. As of September 30, 2014, there was no unrecognized compensation cost related to unvested stock option awards. For the three months and nine months ended September 30, 2013, the Company recognized $48,487 and $166,907, respectively, of compensation expense in the Consolidated Statements of Operations related to stock options.

For the nine months ended September 30, 2014, and September 30, 2013, no options were exercised.

A summary of the changes in outstanding stock options for the nine months ended September 30, 2014, is as follows:

			Weighted	Weighted Average
		Weighted	Average	Remaining	Aggregate
		Average	Grant Date	Contractual	Intrinsic
	Shares	Exercise Price	Fair Value	Term (Years)	Value

Options Outstanding at January 1, 2014	1,425,372	$9.77	$6.27	2.68	$0

Granted	0	0	0	0

Exercised	0	0	0	0

Forfeited or Expired	0	0	0	0

Options Outstanding and Exercisable at September 30, 2014	1,425,372	$9.77	$6.27	1.93	$0

The aggregate intrinsic value in the table above with respect to outstanding options is calculated as the difference between the Company's closing stock price of $2.98 on September 30, 2014, and the exercise price, multiplied by the number of in-the-money options. This amount represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their awards on September 30, 2014.

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

On June 30, 2014, a total of 144,000 shares of restricted stock were forfeited in connection with the voluntary termination of one of our employees. As a result, compensation cost of $128,004 related to these awards was reversed, which reduced stock-based compensation cost for the period. For the three months and nine months ended September 30, 2014, we recognized $243,849 and $648,725, respectively, of compensation expense related to restricted stock awards. As of September 30, 2014, there was unrecognized compensation cost of $2,280,839 related to restricted stock awards. This cost is expected to be recognized over a weighted average period of approximately 1.5 years.

Non-vested restricted stock awards as of September 30, 2014, and changes during the nine months ended September 30, 2014, were as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share

Outstanding at January 1, 2014	1,504,518	$2.78

Granted	40,360	3.01

Vested based on service	(48,226)	3.32

Shares withheld related to net share settlement of restricted stock	(21,658)	3.37

Forfeited	(144,000)	2.75

Outstanding at September 30, 2014	1,330,994	$2.76

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

In order to qualify as a RIC, we must, in general, (1) annually, derive at least 90 percent of our gross income from dividends, interest, gains from the sale of securities and similar sources; (2) quarterly, meet certain investment diversification requirements; and (3) annually, distribute at least 90 percent of our investment company taxable income as a dividend. We may either distribute or retain our net capital gain from investments, but any net capital gain not distributed will be subject to corporate income tax and the excise tax described below to the extent not offset by the capital loss carryforward. We currently intend to consider designating net capital gains for distribution as "cash dividends," "designated undistributed capital gains" or "deemed dividends" or some combination thereof. We will be subject to a four percent excise tax to the extent we fail to distribute at least 98 percent of our annual net ordinary income and 98.2 percent of our capital gain net income and would be subject to income tax to the extent we fail to distribute 100 percent of our investment company taxable income. As of January 1, 2014, we had capital loss carryforwards of $3,876,148, which we intend to use to offset current year capital gains, if any. During the nine months ended September 30, 2014, we realized net capital losses of $5,134,936.

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

We have received SEC certification since 1999, including for 2013, pursuant to Section 851(e) of the Code. There can be no assurance that we will qualify for or receive certification for 2014 or subsequent years (to the extent we need additional certification) or that we will actually qualify for Subchapter M treatment in subsequent years. In addition, under certain circumstances, even if we qualified for Subchapter M treatment in a given year, we might take action in a subsequent year to ensure that we would be taxed in that subsequent year as a C Corporation, rather than as a RIC.

For the three months ended September 30, 2014, and 2013, we paid $1,676 and $3,343, respectively, in federal, state and local taxes. For the nine months ended September 30, 2014, and 2013, we paid $17,662 and $25,514, respectively, in federal, state and local taxes. At September 30, 2014, and 2013, we had $0 accrued for federal, state and local taxes payable by the Company.

We pay federal, state and local taxes primarily related to sublease income generated by Ventures, which is taxed as a C Corporation. For the three months ended September 30, 2014, and 2013, our income tax expense for Ventures was $1,676 and $3,343, respectively. For the nine months ended September 30, 2014, and 2013, our income tax expense for Ventures was $16,733 and $24,584, respectively.

NOTE 11. CHANGE IN NET ASSETS PER SHARE

The following table sets forth the computation of basic and diluted per share net increases (decreases) in net assets resulting from operations for the three months and nine months ended September 30, 2014, and September 30, 2013.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2014	2013	2014	2013

Numerator for decrease in net assets per share	$(910,852)	$(2,096,162)	$(3,058,474)	$(51,593)

Denominator for basic weighted average shares	31,245,664	31,159,256	31,215,069	31,131,654

Basic net decrease in net assets per share resulting from operations	$(0.03)	$(0.07)	$(0.10)	$(0.00)

Denominator for diluted weighted average shares	31,245,664	31,159,256	31,215,069	31,131,654

Diluted net decrease in net assets per share resulting from operations[1]	$(0.03)	$(0.07)	$(0.10)	$0.00

Anti-dilutive shares by type:	1,425,372	1,425,372	1,425,372	1,425,372
Stock Options
Restricted Stock	353,994	495,258	345,935	489,920

Total anti-dilutive shares	1,779,366	1,920,630	1,771,307	1,915,292

1A total of 973,000 and 1,068,000 market-based shares of restricted stock were outstanding at September 30, 2014, and September 30, 2013, respectively. These shares vest when the volume-weighted stock price is at or above pre-determined stock price targets over a 30-day period. These pre-determined stock price targets range from $5.00 per share to $9.00 per share. These shares were not included in the computation of diluted net asset value per share because as of the end of the reporting period none of the pre-determined stock price targets were met.

For the three and nine months ended September 30, 2014, the calculation of net increase in net assets resulting from operations per diluted share did not include stock options or shares of restricted stock because such shares were anti-dilutive. Stock options and restricted stock awards may be dilutive in future periods in which there are both a net increase in net assets resulting from operations and either significant increases in our average stock price or significant decreases in the amount of unrecognized compensation cost during the period.

NOTE 12. COMMITMENTS AND CONTINGENCIES

On July 21, 2014, the Company made a $216,012 investment in Accelerator IV-New York Corporation ("Accelerator"). This initial investment was part of an overall $666,667 operating commitment to Accelerator. Accelerator will be identifying emerging biotechnology companies for the Company to invest in directly. In addition to this operating commitment, the Company has a $3,333,333 investment commitment to be invested in the identified portfolio companies over a five-year period. If the Company defaults on these commitments, the other investors may purchase the Company's shares of Accelerator for $0.001 per share. In the event of default, the Company would still be required to contribute the remaining operating commitment.

The Company's aggregate operating and investment commitments in Accelerator amounted to $666,667 and $3,333,333, respectively. During the nine months ended September 30, 2014, $216,012 in capital was called, all of which related to the operating commitment. As of September 30, 2014, the Company had remaining unfunded commitments of $450,655 and $3,333,333, or approximately 67.6 percent and 100 percent, of the total operating and investment commitments, respectively. The withdrawal of contributed capital is not permitted. The transfer or assignment of capital is subject to approval by Accelerator.

NOTE 13. SUBSEQUENT EVENTS

On October 2, 2014, Amgen, Inc., notified the Stockholder Agent associated with the acquisition of BioVex Group, Inc., that the BLA filing milestone was met on September 26, 2014, which will result in a payment of $2.1 million to the Company in November of 2014.

On October 8, 2014, the Company made a $1,000,000 follow-on convertible debt investment in Produced Water Absorbents, Inc., a privately held portfolio company.

On October 14, 2014, the Company made a $10,750 follow-on investment in Ultora, Inc., a privately held portfolio company.

On October 16, 2014, the Company made a $250,000 follow-on investment in OpGen, Inc., a privately held portfolio company.

On October 24, 2014, the Company made a $350,000 follow-on investment in Senova Systems, Inc., a privately held portfolio company.

HARRIS & HARRIS GROUP, INC. FINANCIAL HIGHLIGHTS (Unaudited)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2014	2013	2014	2013
Per Share Operating Performance

Net asset value per share, beginning of period	$3.87	$4.24	$3.93	$4.13

Net operating loss*	(0.06)	(0.06)	(0.19)	(0.19)
Net realized (loss) gain on investments*	(0.12)	0.41	(0.16)	0.55
Net decrease (increase) in unrealized depreciation on investments and written call options (1)	0.15	(0.42)	0.26	(0.36)
Total from investment operations*	(0.03)	(0.07)	(0.09)	0.00

Net increase as a result of stock- based compensation expense*	0.01	0.01	0.02	0.03

Net decrease as a result of acquisition of vested restricted stock awards related to employee withholding	0.00	0.00	(0.01)	(0.01)

Total increase from capital stock transactions	0.01	0.01	0.01	0.02

Net increase (decrease) as a result of other comprehensive income*	0.00	0.00	0.00	0.03

Net (decrease) increase in net asset value	(0.02)	(0.06)	(0.08)	0.05

Net asset value per share, end of period	$3.85	$4.18	$3.85	$4.18
Stock price per share, end of period	$2.98	$3.00	$2.98	$3.00
Total return based on stock price	(6.29)%	(1.32)%	0.00%	(9.09)%

Supplemental Data:

Net assets, end of period	$120,158,974	$130,233,967	$120,158,974	$130,233,967

Ratio of expenses, excluding taxes, to average net assets	1.64%	1.55%	5.26%	4.88%

Ratio of expenses, including taxes, to average net assets	1.64%	1.55%	5.27%	4.90%

Ratio of net operating loss to average net assets	(1.56)%	(1.44)%	(4.95)%	(4.49)%

Average debt outstanding	$0.00	$0.00	$0.00	$0.00

Average debt per share	$0.00	$0.00	$0.00	$0.00

Number of shares outstanding, end of period	31,245,664	31,159,256	31,245,664	31,159,256

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

The information contained in this section should be read in conjunction with the Company's unaudited September 30, 2014, Consolidated Financial Statements and the Company's audited 2013 Consolidated Financial Statements and notes thereto.

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

As of September 30, 2014, we had 26 equity-focused companies in our portfolio that have yet to complete liquidity events (e.g., IPOs or M&A transactions). This does not include 1) our publicly traded shares of Solazyme, Inc., and Champions Oncology, Inc.; 2) our publicly traded shares of Enumeral Biomedical Holdings, Inc., which are subject to restrictions on their sale; 3) our two venture debt deals, GEO Semiconductor Inc., and Nano Terra, Inc.; and 4) our rights to milestone payments from Amgen, Inc., Laird Technologies, Inc., and Canon, Inc. As of September 30, 2014, we valued our 26 privately held equity-focused companies at $80,136,571. Including the companies referenced above, we valued our total venture capital portfolio at $96,671,435 as of September 30, 2014. At September 30, 2014, from first dollar in, the average and median holding periods for the 26 privately held equity-focused investments were 5.5 years and 5.3 years, respectively. Historically, as measured from first dollar in to last dollar out, the average and median holding periods for the 72 investments we have exited were 4.5 years and 3.5 years, respectively.

Our execution strategy over the next five years has four parts: 1) Realize returns to increase shareholder value; 2) Invest for growth to increase shareholder value; 3) Partner to more effectively create value; and 4) Return value to our shareholders.

Realize

"Realize" refers to realizing value in our venture capital portfolio. Since our investment in Otisville in 1983 through September 30, 2014, we have made a total of 101 equity-focused venture capital investments. We have completely exited 72 of these 101 investments and partially exited through the sale of shares and/or the sale of call options covered by shares of two of these 101 investments, recognizing aggregate net realized gains of $83,709,516 on invested capital of $129,669,353, or 1.6 times invested capital. For the securities of the 26 companies in our equity-focused portfolio held at September 30, 2014, we have net unrealized depreciation of $20,155,841 on invested capital of $100,292,412. We have aggregate net realized gains on our exited companies offset by unrealized depreciation for our 26 currently held equity-focused investments of $63,553,675 on invested capital of $229,961,765.

The amount of net realized gains includes:

•	Realized gains of $19,956,486 from the sale of BioVex Group, Inc., to Amgen, Inc., the sale of Innovalight, Inc., to DuPont, the sale of Crystal IS, Inc., to Asahi Kasei Group, the sale of Xradia, Inc., to Carl Zeiss AG, and the sale of the semiconductor lithography equipment business of Molecular Imprints, Inc., to Canon, Inc. We had invested a total of $18,231,340 in these five portfolio companies;

•	Realized gains of $17,801,322 from the sale of shares of Solazyme, Inc., on invested capital of $5,326,098. In addition, we generated $1,757,610 in realized gains on our sale and/or purchase of written call option and put option contracts covered by our shares of Solazyme, Inc.;

•	Realized gains of $296,972 from the sale of shares of Champions Oncology, Inc., on invested capital of $576,971;

•	Realized gains of $536,813 from rights to milestone payments resulting from confirmation of the definitive achievement during the third quarter of 2014 of the first milestone associated with Amgen, Inc.'s acquisition of BioVex Group, Inc.;

•	Realized loss of $4,839,811, including call options, on our investment in NeoPhotonics Corporation on invested capital of $7,299,590;

•	Realized loss of $7,299,533 on our investment in Kovio, Inc., on invested capital of $7,299,533. On January 21, 2014, substantially all of Kovio's assets were sold by Square 1 Bank, Kovio's secured creditor, to Thin Film Electronics ASA. Our shares were subsequently declared worthless on February 19, 2014; and

•	Realized loss of $4,488,575 on our investment in Contour Energy Systems, Inc., on invested capital of $4,509,995. On August 15, 2014, the stockholders of Contour Energy Systems were given official notice of its liquidation and dissolution, which was approved by its board of directors following the approval of the majority of the stockholders.

The aggregate net realized gains and the cumulative invested capital do not reflect the cost or value of our freely tradable shares of Solazyme, Inc., and Champions Oncology, Inc., that we owned as of September 30, 2014. The aggregate net realized gains also do not include potential milestone payments that could occur as part of the acquisitions of BioVex Group, Inc., Nextreme Thermal Solutions, Inc., or Molecular Imprints, Inc., at points in time in the future. If these amounts were included as of September 30, 2014, our aggregate net realized gains and cumulative invested capital from 1983 through September 30, 2014, would be $91,013,213 and $133,797,360, respectively, or 1.7 times invested capital.

Recent and Potential Liquidity Events From Our Portfolio as of September 30, 2014

On July 15, 2014, we received the remaining escrow payment of $1,139,515 from Carl Zeiss AG's acquisition of Xradia, Inc., which was completed on July 19, 2013.

On April 18, 2014, Canon, Inc., completed its acquisition of Molecular Imprints, Inc.'s semiconductor lithography equipment business. We received $6,486,461 at the close of the transaction and could receive an additional $625,000 from amounts held in escrow as well as up to $1.7 million upon the achievement of certain milestones. We have not received any milestone payments as of September 30, 2014, and there can be no assurance as to the timing and how much of this amount we will ultimately realize in the future, if any. With the closing of the transaction, a new spin-out company, which retained the name "Molecular Imprints, Inc.," was formed. This new company will continue development and commercialization of nanoscale patterning in consumer and biomedical applications. We are a shareholder of this new company. As of September 30, 2014, we valued potential milestone payments from the sale of Molecular Imprints at $627,810.

As of September 30, 2014, we valued the remaining potential milestone payments from the sale of BioVex Group, Inc., at $2,552,477. If all the remaining milestone payments were to be paid by Amgen, Inc., we would receive an additional $7,455,438. There can be no assurance as to the timing and how much of this amount we will ultimately realize in the future. On October 2, 2014, Amgen notified the Stockholder Agent associated with the acquisition of BioVex that the BLA filing milestone was met on September 26, 2014, which will result in a payment of approximately $2.1 million to the Company in November of 2014. As of September 30, 2014, we valued potential milestone payments from the sale of Nextreme Thermal Solutions, Inc., to Laird Technologies, Inc., at $0.

On July 31, 2014, Enumeral Biomedical Corp. completed a reverse merger into a publicly traded shell company, Enumeral Biomedical Holdings, Inc. The operations of Enumeral Biomedical Corp. became those of the surviving entity. Simultaneously with the merger, the Company made a $1.5 million investment in Enumeral Biomedical Holdings. Enumeral Biomedical Holdings is traded publicly on the OTC market under the symbol ENUM. The Company's shares of Enumeral Biomedical Holdings are subject to restrictions on transfer, and we are also subject to a lock-up agreement that restricts our ability to trade these shares, exclusive of the general restriction on the transfer of unregistered securities. The lock-up period on our 7,966,368 shares of Enumeral Biomedical Holdings expires on January 31, 2016. ENUM's stock closed trading on November 7, 2014, at $1.08 per share.

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

Strategy for Managing Publicly Traded Positions

During the nine months ended September 30, 2014, our strategy for managing our publicly traded positions has generated $119,697 in net cash proceeds from premiums on call options sold of Solazyme, Inc. We also sold 117,834 shares of Solazyme in open market transactions for proceeds, net of commission, of $1,407,520. The net increase in our primary liquidity from these transactions was $1,527,217. Through September 30, 2014, we have generated $2,469,676 in net cash premiums on call options sold and put options purchased of Solazyme since the company completed an IPO in May 2011. We have sold a total of 2,254,149 shares of Solazyme since its IPO for net proceeds, after commission, of $22,400,495 or an average sale price of $9.94 per share. Including premiums from call and put options, the average sale price for these shares was $11.03 per share. Our cost basis in Solazyme is $2.36 per share.

During the nine months ended September 30, 2014, we sold 575,756 shares of our position in Champions Oncology, Inc., in open market transactions for net proceeds, after commission, of $636,259 or an average sale price of $1.11 per share. Our average cost basis in Champions is $0.67 per share.

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

Our current portfolio is comprised of BIOLOGY+ and other companies at varying stages of maturity in a diverse set of industries. As our portfolio companies mature, we seek to invest in new early- and mid-stage companies that may mature into mid- and late-stage companies. This continuous progression creates a pipeline of investment maturities that may lead to future sources of positive contributions to net asset value per share as these companies mature and potentially experience liquidity and exit events. Our pipeline of investment maturities for the 24 equity-focused companies in our portfolio that have yet to complete liquidity events (e.g., IPOs onto national exchanges or M&A transactions) and are not in the process of being shut down are shown in the figure below.

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

We categorized our two new portfolio companies, Tara Biosystems, Inc., and Accelerator IV- New York Corporation, as early-stage companies. During the third quarter, we transitioned SiOnyx, Inc., from a mid-stage company to an early-stage company.

Ownership of Our Portfolio Companies

By studying our portfolio in greater detail, it is evident to us that potential returns from approximately half of the companies in our portfolio could be the real drivers of net asset value growth over the coming years. These companies include ones in which we have substantial ownership and ones where we believe the potential value at exit is substantial. The table below provides some additional detail on our ownership of the 24 equity-focused companies in our portfolio that have yet to complete liquidity events (e.g., IPOs or M&A transactions) and are not in the process of being shut down or exist solely for the collection of royalty or milestone payments.

Portfolio Company	Voting Ownership Range

EchoPixel, Inc. ProMuc, Inc. Senova Systems, Inc. Sionyx, Inc. UberSEQ, Inc.	>20%

ABSMaterials, Inc. Enumeral Biomedical Holdings, Inc. HZO, Inc. Produced Water Absorbents, Inc. TARA Biosystems, Inc.	15-20%

Adesto Technologies Corp. Metabolon, Inc. OpGen, Inc.	10-15%

Accelerator Corp. AgBiome, L.L.C. Ensemble Therapeutics Corp.	5-10%

Bridgelux, Inc. Cambrios Technologies Corp. Champions Oncology, Inc. D-Wave Systems, Inc. Mersana Therapeutics, Inc. Molecular Imprints, Inc. Nantero, Inc.	2.5-5%

Nanosys, Inc.	0-2.5%

In previous communications with shareholders, we have discussed how we are managing our portfolio, feeding the "fat hogs" and starving the "lean hogs" to maximize our value at exit. Many of the leaner hogs have experienced write-downs in valuation, and we have de-emphasized them in terms of the time allocation of our team. These steps allow us to focus our time and capital on the companies we believe will be the drivers of our growth. This increases the risk and potential loss of invested capital in these portfolio companies, but it also may increase the potential returns if they are successful. We currently believe companies like D-Wave Systems, Inc., Metabolon, Inc., Adesto Technologies Corporation, HZO, Inc., Produced Water Absorbents, Inc., AgBiome, LLC, Senova Systems, Inc., Enumeral Biomedical Holdings, Inc., and EchoPixel, Inc., have the potential to be real drivers of growth in our portfolio in the coming years.

Level of Involvement in Our Portfolio Companies

The 1940 Act generally requires that BDCs offer to "make available significant managerial assistance" to portfolio companies. We are actively involved with our portfolio companies through membership on boards of directors, as observers to the boards of directors and/or through frequent communication with management. As of September 30, 2014, we held at least one board seat or observer rights on 18 of our 24 equity-focused portfolio companies that have yet to complete a liquidity event or an uplisting to a national exchange and are not in the process of being shut down (75 percent).

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

Invest

Growth in Ownership of Portfolio Companies

The chart below depicts the change in our ownership of our portfolio companies from 2001 through 2014 as our assets have increased. Our fully diluted, investment-weighted average ownership has increased from approximately five percent for initial investments made between 2001 and 2004 to approximately 15 percent for initial investments made between 2009 and 2014. This increasing ownership, which we have noted in previous shareholder communications, gives us more control over these companies to potentially affect outcomes beneficial to the Company. Over the coming five years, as companies where our initial investment was made between 2005 and the present continue to mature and exit, we believe our increased levels of ownership have the potential to provide greater returns than our historical investments.

Our goal with our new investments is to have even greater ownership at the time of the realization of our return than we have had historically for all of the reasons discussed above.

Investments and Current Investment Pace

The following is a summary of our initial and follow-on equity-focused investments from January 1, 2010, to September 30, 2014. We consider a "round led" to be a round where we were the new investor or the leader of a group of investors in an investee company. Typically, but not always, the lead investor negotiates the price and terms of the deal with the investee company.

Investments in Our Equity-Focused Portfolio of Investments

in Privately Held and Publicly Traded Companies

	2010	2011	2012	2013	Nine Months Ended September 30, 2014

Total Incremental Investments	$9,560,721	$17,688,903	$15,141,941	$18,076,288	$12,297,059

No. of New Investments	3	4	2	2	3

No. of Follow-On Investment Rounds	27	31	26	37	26

No. of Rounds Led	5	4	3	9	6

Average Dollar Amount – Initial	$117,069	$1,339,744	$1,407,500	$550,001	$338,677

Average Dollar Amount – Follow-On	$341,093	$397,740	$474,113	$449,359	$433,886

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

Our Sources of Liquid Capital

The sources of liquidity that we use to make our investments are classified as primary and secondary liquidity. As of September 30, 2014, and December 31, 2013, our total primary and secondary liquidity was $35,667,921 and $33,620,478, respectively. We do not include funds available from our credit facility as primary or secondary liquidity. We believe it is important to examine both our primary and secondary liquidity when assessing the strength of our balance sheet and our future investment capabilities.

Primary liquidity is comprised of cash, U.S. government securities and certain receivables. As of September 30, 2014, we held $22,450,225 in cash and $2,119,570 in certain receivables. Included in the receivables is a receivable for the first milestone payment from Amgen, Inc.'s acquisition of BioVex Group, Inc., totaling $2,070,955. The milestone was achieved in the third quarter of 2014 and is expected to be paid in November of 2014. As of December 31, 2013, we held $8,538,548 in cash, $18,999,810 in U.S. government securities and $534,826 in certain receivables.

During the nine months ended September 30, 2014, we sold 117,834 shares of our investment in Solazyme, Inc., in open market sales. We received $1,407,520 in net proceeds from these transactions. During the nine months ended September 30, 2014, we sold 575,756 shares of our investment in Champions Oncology, Inc., in open market sales. We received $636,259 in net proceeds from these transactions. The proceeds received from these transactions added to our primary liquidity. On April 18, 2014, we received proceeds of $6,486,461 from the sale of Molecular Imprints, Inc.'s semiconductor lithography equipment business to Canon, Inc., which added to our primary liquidity in the second quarter of 2014. On July 15, 2014, the remaining funds totaling $1,139,515 from the sale of Xradia, Inc., were released from escrow, which added to our primary liquidity in the third quarter. On August 1, 2014, the Company received $549,238 in payment of the outstanding principal, interest and warrants of OHSO Clean, Inc., which also added to our primary liquidity in the third quarter. Payments upon achieving milestones of the BioVex Group, Inc., and Molecular Imprints sales would also add to our primary liquidity in future quarters if these milestones are achieved successfully. The probability-adjusted values of the future milestone payments for the sales of BioVex and Molecular Imprints, as determined at the end of each fiscal quarter, are included as an asset on our Consolidated Statements of Assets and Liabilities and will be included in primary liquidity only if and when payment is received for achievement of the milestones.

Our secondary liquidity is comprised of the stock of both unrestricted and restricted publicly traded companies. Although these companies are publicly traded, their stock may not trade at high volumes and prices may be volatile, which may restrict our ability to sell our positions at any given time. As of September 30, 2014, our secondary liquidity was $11,098,126. Solazyme, Inc., accounts for $373,000 of the total amount of secondary liquidity based on the closing price of its common stock as of September 30, 2014. Champions Oncology, Inc., accounts for $1,867,682 of the total amount of secondary liquidity based on the closing price of its common stock as of September 30, 2014. Enumeral Biomedical Holdings, Inc., accounts for $8,857,444 of the total amount of secondary liquidity based on the closing price of its common stock as of September 30, 2014, less a liquidity discount to reflect that these shares are subject to restrictions on transfer. We are also subject to a lock-up agreement that restricts our ability to trade our securities of Enumeral Biomedical, exclusive of the general restriction on the transfer of unregistered securities. The lock-up period on our 7,966,368 shares of Enumeral Biomedical expires on January 31, 2016.

As of December 31, 2013, our secondary liquidity was $5,547,294. Solazyme accounted for $1,827,712 of the total amount of secondary liquidity based on the closing price of its common stock as of December 31, 2013. Champions Oncology accounted for $3,719,582 of the total amount of secondary liquidity based on the closing price of its common stock as of December 31, 2013. A decision to sell our shares would result in the cash received from the sale of these assets being included in primary liquidity. Until that time, we will continue to include the value of our shares of our publicly traded portfolio companies in secondary liquidity unless the average trading volume of each company reaches sufficient levels for us to monetize our stock in such companies over a short period of time.

We also have the $20,000,000 Loan Facility, which we can draw on to increase liquidity. As of September 30, 2014, we had no outstanding debt relating to this Loan Facility.

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

Step two is our focus on BIOLOGY+. Our best investment returns over the past 10 years have come from companies that have businesses intersecting with the life sciences. We are now focusing our efforts on BIOLOGY+, as we believe the future returns for companies commercializing technologies that sell into the life science markets will be greater than those focused on other markets we have invested in historically. Since 2008, approximately 84 percent of our new initial investments have been in companies that fit our BIOLOGY+ investment thesis. This percentage will increase over the coming years. That said, we note that past performance may not be indicative of future performance.

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

Current Business Environment

The third quarter of 2014 ended with increases in value in the public market indices. These increases coincided with decreases in the number and size of IPOs and increases in the number and size of M&A transactions according to the National Venture Capital Association. Fundraising by venture capital firms was lower than the previous quarters, and most of the capital raised was in follow-on rounds. These dynamics continue to lead to a difficult fundraising environment for venture-backed companies, particularly those in the middle stages of development and those focused on sectors in which we invest.

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

We note that the options pricing model requires the use of inputs such as volatility and expected time to exit. Variations in these assumptions can have a significant impact on fair value. Companies that are valued using market comparables and/or volatilities derived from publicly traded securities are subject to the volatilities within those markets.

In each of the years in the period of 2010 through 2013 and for the nine months ended September 30, 2014, excluding our rights to milestone payments, we recorded the following gross write-ups in privately held securities as a percentage of net assets at the beginning of the year ("BOY"), gross write-downs in privately held securities as a percentage of net assets at the beginning of the year, and change in value of private portfolio securities as a percentage of net assets at the beginning of the year.

Gross Write-Ups and Write-Downs of the Privately Held Portfolio
	2010	2011	2012	2013	Nine Months Ended September 30, 2014

Net Asset Value, BOY	$134,158,258	$146,853,912	$145,698,407	$128,436,774	$122,701,575

Gross Write-Downs During Year	$(11,391,367)	$(11,375,661)	$(19,604,046)	$(19,089,816)	$(12,467,017)

Gross Write-Ups During Year	$30,051,847	$11,997,991	$14,099,904	$10,218,994	$8,774,971

Gross Write-Downs as a Percentage of Net Asset Value, BOY	(8.5)%	(7.8)%	(13.5)%	(14.9)%	(10.2)%

Gross Write-Ups as a Percentage of Net Asset Value, BOY	22.4%	8.2%	9.7%	8.0%	7.2%

Net Change as a Percentage of Net Asset Value, BOY	13.9%	0.4%	(3.8)%	(6.9)%	(3.0)%

From June 30, 2014, to September 30, 2014, the value of our equity-focused venture capital portfolio, including our rights to potential future milestone payments from the sales of BioVex Group, Inc., Nextreme Thermal Solutions, Inc., and Molecular Imprints, Inc., increased by $1,195,177, from $94,764,474 to $95,959,651.

Not including our rights to potential future milestone payments from the sale of BioVex Group, Inc., Nextreme Thermal Solutions, Inc., and Molecular Imprints, Inc., our equity-focused portfolio companies increased in value by $2,141,994. This increase was primarily owing to new and follow-on investments of $2,342,260 and a net decrease in valuations.

Effective September 30, 2014, the Company refined its valuation methodologies to include the option pricing model. While the Company's valuation procedures had always included the option pricing model as a possible valuation technique, it had not previously been utilized. The use of the option pricing model is emerging as a preferred industry practice. This change in valuation methodology is applied on a prospective basis.

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

As of September 30, 2014, our top ten investments by value accounted for approximately 83 percent of the value of our equity-focused venture capital portfolio.

Top Ten Equity-Focused Investments by Value

Portfolio Company	Value as of 09/30/2014	Cumulative % of Equity Focused Venture Capital Portfolio

Adesto Technologies Corp.	$17,169,916	19%
Enumeral Biomedical Holdings, Inc.	$10,389,092	30%
Metabolon, Inc.	$10,359,440	41%
HZO, Inc.	$9,233,627	51%
Produced Water Absorbents, Inc.	$8,437,140	60%
D-Wave Systems, Inc.	$8,393,587	69%
Nanosys, Inc.	$3,922,190	73%
Bridgelux, Inc.	$3,281,807	77%
AgBiome, L.L.C.	$2,927,654	80%
Ensemble Therapeutics Corp.	$2,671,647	83%

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

The potential for, or occurrence of, inflation could result in rising interest rates for government-backed debt.  We may also invest in both short- and long-term U.S. government and agency securities. To the extent that we invest in short- and long-term U.S. government and agency securities, changes in interest rates result in changes in the value of these obligations that result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements, and the quantity and duration of long-term U.S. government and agency securities held by the Company, and it will vary from period to period. During the three months and nine months ended September 30, 2014, our average holdings of U.S. government securities were $0 and $3,899,941, respectively. During the three months and nine months ended September 30, 2013, our average holdings of U.S. government securities were $19,399,819 and $16,159,577, respectively.

Three months ended September 30, 2014, as compared with the three months ended September 30, 2013

In the three months ended September 30, 2014, and September 13, 2013, we had net decreases in net assets resulting from operations of $910,852 and $2,096,162, respectively.

Investment Income and Expenses:

We had net operating losses of $1,877,603 and $1,892,794 for the three months ended September 30, 2014, and September 30, 2013, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expense included in salaries, benefits and stock-based compensation of $243,849 in 2014 primarily associated with the compensation cost for restricted stock as compared with $309,778 for the same period in 2013. During the three months ended September 30, 2014, and 2013, total investment income was $93,373 and $135,025, respectively. During the three months ended September 30, 2014, and 2013, total operating expenses were $1,970,976 and $2,027,819, respectively.

During the three months ended September 30, 2014, as compared with the same period in 2013, investment income decreased, reflecting decreases in interest income, including a write-off of $69,554 of interest from convertible bridge notes, subordinated and senior secured debt and senior secured debt through a participation agreement, rental income from the sublet of our office space at 420 Florence Street, Palo Alto, CA, owing to the expiration of the lease in 2013 and a decrease in our average holdings of U.S. government securities, offset by an increase in fees for providing managerial assistance to one of our portfolio companies. We did not hold any U.S. government securities at September 30, 2014, as compared with $19,399,819 during the three months ended September 30, 2013, primarily owing to the decrease in yield available over the durations of maturities in which we were willing to invest.

Operating expenses, including non-cash, stock-based compensation expenses, were $1,970,976 and $2,027,819 for the three months ended September 30, 2014, and September 30, 2013, respectively. The decrease in operating expenses for the three months ended September 30, 2014, as compared with the three months ended September 30, 2013, was primarily owing to decreases in salaries, benefits and stock-based compensation expense, administration and operations expense, rent expense and insurance expense, offset by increases in professional fees, interest and other debt expense, directors' fees and expenses and custody fees.

Salaries, benefits and stock-based compensation expense decreased by $178,377, or 13.7 percent, for the three months ended September 30, 2014, as compared with September 30, 2013, primarily as a result of a decrease in salary and benefits owing to the voluntary termination of one of our employees on June 30, 2014, net of increases in costs associated with the increase in salary and benefits for one of our employees whose status changed from a part-time employee in 2013 to a full-time employee in 2014 and the hiring of a new full-time employee effective August 18, 2014, a decrease of $17,239 in the projected benefit obligation expense accrual for medical and pension retirement benefits, a decrease in employee bonus accruals of $49,375 and a decrease in non-cash stock-based compensation expense of $65,929 associated with the Stock Plan. While the non-cash, stock-based compensation expense for the Stock Plan increased our operating expenses by $243,849, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value. Administration and operations expense decreased by $16,095, or 12.9 percent, for the three months ended September 30, 2014, as compared with September 30, 2013, primarily as a result of net decreases in general office and administration expenses. Rent expense decreased by $29,150, or 29.6 percent, for the three months ended September 30, 2014, as compared with September 30, 2013, owing primarily to the expiration of the lease for our office space at 420 Florence Street, Palo Alto, CA, on August 30, 2013. Our rent expense of $69,389 for the three months ended September 30, 2014, includes $57,866 of rent paid in cash and $11,523 non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term. Insurance expense decreased by $12,173, or 12.7 percent, for the three months ended September 30, 2014, as compared with September 30, 2013, primarily as a result of a decrease in overall annual renewal premiums.

Professional fees increased by $54,129, or 17.4 percent, for the three months ended September 30, 2014, as compared with September 30, 2013, primarily as a result of an increase in consulting fees associated with investor outreach and marketing efforts, offset by a decrease in certain legal fees. Interest and other debt expense increased by $84,946, or 859.3 percent, for the three months ended September 30, 2014, as compared with September 30, 2013, primarily as a result of non-utilization fees and amortization of closing fees associated with our Loan Facility. Directors' fees and expenses increased by $38,188, or 71.1 percent, for the three months ended September 30, 2014, as compared with September 30, 2013, primarily owing to an increase in overall fees and the addition of a new member to our Board of Directors in 2014. Custody fees increased by $2,281, or 16.4 percent, for the three months ended September 30, 2014, as compared with September 30, 2013.

Realized Gains and Losses from Investments:

During the three months ended September 30, 2014, and September 30, 2013, we realized net (losses) gains on investments of $(3,790,861) and $12,894,155, respectively.

During the three months ended September 30, 2014, we realized net losses of $3,790,861 consisting primarily of a realized loss of $4,488,575 on our investment in Contour Energy Systems, Inc., owing to its liquidation and dissolution and a realized loss of $2,454 on our escrow payment from the sale of Molecular Imprints, Inc., offset by a realized gain of $536,813 on our investment in rights to milestone payments from Amgen, Inc., a realized gain of $16,000 on the early repayment of the senior debt by OHSO Clean, Inc., and a realized gain of $145,426 on the repurchase and expiration of certain Solazyme, Inc., written call option contracts.

During the three months ended September 30, 2013, we realized net gains of $12,894,155, consisting primarily of a net realized gain on our investment in Xradia, Inc., of $10,006,915, a realized gain of $2,845,191 on the sale of 330,000 shares of Solazyme, Inc., that were called subject to the terms of written call option contracts and a realized gain of $42,049 on the repurchase and sale of certain Solazyme written call option contracts. At September 30, 2013, we owned 250,000 shares of Solazyme.

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the three months ended September 30, 2014, net unrealized depreciation on total investments decreased by $4,759,288, or 25.4 percent, from accumulated net unrealized depreciation of $18,748,741 at June 30, 2014, to accumulated net unrealized depreciation of $13,989,453 at September 30, 2014. During the three months ended September 30, 2013, net unrealized depreciation on total investments increased by $13,094,180, or 667.9 percent, from accumulated net unrealized depreciation of $1,960,506 at June 30, 2013, to accumulated net unrealized depreciation of $15,054,686 at September 30, 2013.

During the three months ended September 30, 2014, net unrealized depreciation on our venture capital investments decreased by $4,857,214, from net unrealized depreciation of $18,846,667 at June 30, 2014, to net unrealized depreciation of $13,989,453 at September 30, 2014, owing primarily to a net decrease in unrealized depreciation on our investment in Contour Energy Systems, Inc., of $4,509,995 resulting in a realized loss on this investment. We also had the following write-ups in the valuations of the following portfolio company investments:

Investment	Amount of Write-Up

Enumeral Biomedical Holdings, Inc.	$4,917,909
Adesto Technologies Corporation	2,468,468
Produced Water Absorbents, Inc.	1,654,040
SynGlyco, Inc.	221,499
Nanosys, Inc.	145,591
OpGen, Inc.	128,066
Mersana Therapeutics, Inc.	127,147
Bridgelux, Inc.	19,792
GEO Semiconductor, Inc.	18,790
EchoPixel, Inc.	8,389
UberSeq, Inc.	5,262

The write-ups for the three months ended September 30, 2014, were offset by write-downs in the valuations of the following portfolio company investments:

Investment	Amount of Write-Down

Cambrios Technologies Corporation	$1,958,798
D-Wave Systems, Inc.	1,607,986
HzO, Inc.	1,603,311
Ensemble Therapeutics Corporation	1,078,149
Champions Oncology, Inc.	666,344
Cobalt Technologies, Inc.	601,025
Nantero, Inc.	417,046
Senova Systems, Inc.	335,822
Metabolon, Inc.	295,589
SiOnyx, Inc.	294,867
Solazyme, Inc.	216,000
ABSMaterials, Inc.	183,365
AgBiome, LLC	94,086
Ultora, Inc.	42,590
NanoTerra, Inc.	39,403
Laser Light Engines, Inc.	13,745
OHSO Clean, Inc.	4,889

We had an increase in unrealized depreciation owing to foreign currency translation of $502,044 on our investment in D-Wave Systems, Inc.

We had an increase in unrealized depreciation of $2,447 on the rights to milestone payments from Canon, Inc.’s acquisition of Molecular Imprints, Inc.

We had a decrease in unrealized depreciation of $589,772 on the rights to milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc.

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

Nine months ended September 30, 2014, as compared with the nine months ended September 30, 2013

In the nine months ended September 30, 2014, and September 30, 2013, we had net decreases in net assets resulting from operations of $3,058,474 and $51,593, respectively.

Investment Income and Expenses:

We had net operating losses of $5,937,830 and $5,818,305 for the nine months ended September 30, 2014, and September 30, 2013, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expense included in salaries, benefits and stock-based compensation of $741,483 in 2014 primarily associated with the compensation cost for restricted stock as compared with $939,979 for the same period in 2013. During the nine months ended September 30, 2014, and 2013, total investment income was $373,499 and $510,078, respectively. During the nine months ended September 30, 2014, and 2013, total operating expenses were $6,311,329 and $6,328,383, respectively.

During the nine months ended September 30, 2014, as compared with the same period in 2013, investment income decreased, reflecting decreases in interest income, including a write-off of $70,946 of interest from convertible bridge notes, subordinated and senior secured debt and senior secured debt through a participation agreement, rental income from the sublet of our office space at 420 Florence Street, Palo Alto, CA, owing to the expiration of the lease in 2013 and a decrease in our average holdings of U.S. government securities, offset by an increase in interest income from a non-convertible promissory note and an increase in fees for providing managerial assistance to one of our portfolio companies. During the nine months ended September 30, 2014, our average holdings of U.S. government securities were $3,899,941 as compared with $16,159,577 during the nine months ended September 30, 2013, primarily owing to the decrease in yield available over the durations of maturities in which we were willing to invest.

Operating expenses, including non-cash, stock-based compensation expenses, were $6,311,329 and $6,328,383 for the nine months ended September 30, 2014, and September 30, 2013, respectively. The decrease in operating expenses for the nine months ended September 30, 2014, as compared with the nine months ended September 30, 2013, was primarily owing to decreases in salaries, benefits and stock-based compensation expense, professional fees, rent expense and insurance expense, offset by increases in administration and operations expense, interest and other debt expense, directors' fees and expenses and custody fees.

Salaries, benefits and stock-based compensation expense decreased by $278,990, or 6.9 percent, for the nine months ended September 30, 2014, as compared with September 30, 2013, primarily as a result of decreases in compensation cost for restricted stock awards associated with the Stock Plan owing to a reversal of compensation expense of $128,004 for stock awards that were forfeited as a result of the voluntary termination of one of our employees on June 30, 2014, a decrease of $51,719 in the projected benefit obligation expense accrual for medical and pension retirement benefits, a decrease in employee bonus accruals of $61,875, and a decrease in salary and benefits owing to the aforementioned voluntary termination of one of our employees net of increases in costs associated with the increase in salary and benefits for one of our employees whose status changed from a part-time employee in 2013 to a full-time employee in 2014 and the hiring of a new full-time employee effective August 18, 2014. While the non-cash, stock-based compensation expense for the Stock Plan increased our operating expenses by $741,483, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value. Professional fees decreased by $11,516, or 1.2 percent, for the nine months ended September 30, 2014, as compared with September 30, 2013, primarily as a result of a decrease in certain legal fees, offset by an increase in certain accounting fees and consulting fees associated with investor outreach and marketing efforts. Rent expense decreased by $83,760, or 27.9 percent, for the nine months ended September 30, 2014, as compared with September 30, 2013, owing primarily to the expiration of the lease for our office space at 420 Florence Street, Palo Alto, CA, on August 30, 2013. Our rent expense of $217,480 for the nine months ended September 30, 2014, includes $228,250 of rent paid in cash, net of $10,770 non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term. Our rent paid in cash of $228,250 includes $12,682 of real estate tax escalation charges on our corporate headquarters located at 1450 Broadway in New York City. Insurance expense decreased by $16,536, or 6.2 percent, for the nine months ended September 30, 2014, as compared with September 30, 2013, primarily as a result of a decrease in overall annual renewal premiums.

Administration and operations expense increased by $17,303, or 4.0 percent, for the nine months ended September 30, 2014, as compared with September 30, 2013, primarily as a result of net increases in general office and administration expenses, including costs of $31,235 associated with a Meet the Portfolio Day event. We did not hold a Meet the Portfolio Day during the comparable period in 2013. Interest and other debt expense increased by $261,237, or 1,210 percent, for the nine months ended September 30, 2014, as compared with September 30, 2013, primarily as a result of non-utilization fees and amortization of closing fees associated with our Loan Facility. Directors' fees and expenses increased by $93,720, or 50.8 percent, for the nine months ended September 30, 2014, as compared with September 30, 2013, primarily owing to an increase in overall fees and the addition of a new member to our Board of Directors in 2014. Custody fees increased by $3,526, or 8.5 percent, for the nine months ended September 30, 2014, as compared with September 30, 2013.

Realized Gains and Losses from Investments:

During the nine months ended September 30, 2014, and September 30, 2013, we realized net (losses) gains on investments of $(5,134,936) and $17,108,525, respectively.

During the nine months ended September 30, 2014, we realized net losses of $5,134,936, consisting primarily of realized losses on the value of our investments in Kovio, Inc., of $7,299,533, and Contour Energy Systems, Inc., of $4,488,575, offset by a realized gain of $3,946,313 on the sale of our investment in Molecular Imprints, Inc., a realized gain of $16,000 on the early repayment of the senior secured debt by OHSO Clean, Inc., a realized gain of $204,442 on the sale of 575,756 shares of Champions Oncology, Inc., a realized gain of $1,129,054 on the sale of 117,834 shares of Solazyme, Inc., and a realized gain of $232,079 on the repurchase and expiration of certain Solazyme written call option contracts. At September 30, 2014, we still owned 2,523,895 and 50,000 shares of Champions Oncology and Solazyme, respectively. We also had a realized gain of $588,440 on our escrow payment from the sale of Xradia, Inc., and a realized gain of $536,813 on our investment in rights to milestone payments from Amgen, Inc.

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

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the nine months ended September 30, 2014, net unrealized depreciation on total investments decreased by $8,031,954, or 36.5 percent, from accumulated net unrealized depreciation of $22,021,407 at December 31, 2013, to accumulated net unrealized depreciation of $13,989,453 at September 30, 2014. During the nine months ended September 30, 2013, net unrealized depreciation on total investments increased by $11,316,299, or 302.7 percent, from accumulated net unrealized depreciation of $3,738,387 at December 31, 2012, to accumulated net unrealized depreciation of $15,054,686 at September 30, 2013.

During the nine months ended September 30, 2014, net unrealized depreciation on our venture capital investments decreased by $8,040,881, from net unrealized depreciation of $22,030,334 at December 31, 2013, to net unrealized depreciation of $13,989,453 at September 30, 2014, owing primarily to a net decrease in unrealized depreciation on our investment in Contour Energy Systems, Inc., of $4,419,151 resulting in a realized loss on this investment owing to its liquidation and dissolution and Kovio, Inc., of $7,299,533 resulting in a realized loss on this investment when such securities were deemed worthless. We also had the following write-ups in the valuations of the following portfolio company investments:

Investment	Amount of Write-Up

Enumeral Biomedical Holdings, Inc.	$5,942,121
Produced Water Absorbents, Inc.	3,630,689
Adesto Technologies Corporation	2,468,468
D-Wave Systems, Inc.	2,228,621
SynGlyco, Inc.	564,959
OpGen, Inc.	129,560
Mersana Therapeutics, Inc.	127,147
Bridgelux, Inc.	81,166
GEO Semiconductor, Inc.	41,916
EchoPixel, Inc.	8,389
UberSeq, Inc.	5,262

The write-ups for the nine months ended September 30, 2014, were offset by write-downs in the valuations of the following portfolio company investments:

Investment	Amount of Write-Down

SiOnyx, Inc.	$5,016,061
Cambrios Technologies Corporation	2,813,384
Ensemble Therapeutics Corporation	1,440,683
Champions Oncology, Inc.	1,430,566
Cobalt Technologies, Inc.	901,558
Nantero, Inc.	417,046
Metabolon, Inc.	339,764
Senova Systems, Inc.	335,822
Ultora, Inc.	293,684
Nanosys, Inc.	207,508
HzO, Inc.	199,327
Laser Light Engines, Inc.	195,806
ABSMaterials, Inc.	183,365
AgBiome, LLC	94,086
OHSO Clean, Inc.	44,043
NanoTerra, Inc.	28,923

We had an increase in unrealized depreciation of $3,872,348 on our investment in Molecular Imprints, Inc., primarily owing to a realized gain on the sale of its securities.

We had an increase in unrealized depreciation of $1,176,247 on our investment in Solazyme, Inc., primarily owing to realized gains on the partial sale of the securities.

We had an increase in unrealized depreciation owing to foreign currency translation of $511,206 on our investment in D-Wave Systems, Inc.

We had an increase in unrealized depreciation of $1,860 on the rights to milestone payments from Canon, Inc.’s acquisition of Molecular Imprints, Inc.

We had a decrease in unrealized depreciation of $597,186 on the rights to milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc.

Unrealized appreciation on our U.S. government securities portfolio decreased from unrealized appreciation of $45 at December 31, 2013, to $0 at September 30, 2014. We did not hold any U.S. government securities at September 30, 2014.

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

Investment	Amount of Write-Down

Contour Energy Systems, Inc.	$3,517,428
OpGen, Inc.	3,246,060
Laser Light Engines, Inc.	2,315,861
Kovio, Inc.	1,611,315
Ancora Pharmaceuticals Inc.	686,632
Molecular Imprints, Inc.	461,436
Senova Systems, Inc.	292,887
GEO Semiconductor, Inc.	69,383
Produced Water Absorbents, Inc.	28,170

The write-downs for the nine months ended September 30, 2013, were offset by write-ups in the valuations of the following investments held:

Investment	Amount of Write-Up

Champions Oncology, Inc.	$4,260,063
Bridgelux, Inc.	3,851,942
Cambrios Technologies Corporation	854,586
Solazyme, Inc.	732,500
Ensemble Therapeutics Corporation	719,587
SiOnyx, Inc.	709,148
HzO, Inc.	569,325
AgBiome, LLC	500,000
ABSMaterials, Inc.	396,876
Enumeral Biomedical Corp.	239,481
Metabolon, Inc.	78,428
OHSO Clean, Inc.	23,971
NanoTerra, Inc.	10,758
Cobalt Technologies, Inc.	5,989
Nanosys, Inc.	4,094
D-Wave Systems, Inc.	3,842

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

Financial Condition

September 30, 2014

At September 30, 2014, our total assets and net assets were $122,451,606 and $120,158,974, respectively. At December 31, 2013, they were $125,063,946 and $122,701,575, respectively.

At September 30, 2014, our net asset value per share was $3.85 as compared with $3.93 at December 31, 2013. At September 30, 2014, and December 31, 2013, our shares outstanding were 31,245,664 and 31,197,438, respectively.

Significant developments in the nine months ended September 30, 2014, included an increase in the holdings of our venture capital investments of $2,771,976 and a decrease in our cash and treasury holdings of $5,088,133. The increase in the value of our venture capital investments from $93,899,459 at December 31, 2013, to $96,671,435 at September 30, 2014, resulted primarily from new and follow-on investments of $12,297,059, offset by a net decrease of $2,043,780 owing to the sale of certain of our shares of Solazyme, Inc., and Champions Oncology, Inc., a decrease of $2,070,955 owing to a receivable from rights to milestone payments from Amgen, Inc., and a decrease in the net value of our venture capital investments of $5,410,348. The decrease in our cash and treasury holdings from $27,538,358 at December 31, 2013, to $22,450,225 at September 30, 2014, is primarily owing to follow-on venture capital investments totaling $12,297,059 and to the payment of cash for operating expenses of $5,614,216, offset by net proceeds of $2,043,780 received from the sale of certain of our shares of Solazyme and Champions Oncology, net premium proceeds of $119,697 received from certain Solazyme written call options, $2,374,827 received from the portion of our payment held in escrow from the sale of Xradia, Inc., $6,486,461 received from the sale of Molecular Imprints, Inc., and $549,238 received from the repayment of the senior secured debt of OHSO Clean, Inc.

The following table is a summary of additions to our portfolio of venture capital investments made during the nine months ended September 30, 2014:

New Investments	Amount of Investment

UberSeq, Inc.	$500,000
TARA Biosystems, Inc.	300,020
Accelerator IV-New York Corporation	216,012

Follow-On Investments	Amount of Investment

HZO, Inc.	$2,000,003
Enumeral Biomedical Holdings, Inc.	1,500,000
Produced Water Absorbents, Inc.	1,000,268
Enumeral Biomedical Corp.	935,000
D-Wave Systems, Inc.	762,568
Produced Water Absorbents, Inc.	750,000
ABSMaterials, Inc.	500,000
Senova Systems, Inc.	500,000
EchoPixel,Inc.	500,000

Follow-On Investments	Amount of Investment

SiOnyx, Inc.	415,635
Produced Water Absorbents, Inc.	330,677
Enumeral Biomedical Corp.	250,000
Senova Systems, Inc.	250,000
OpGen, Inc.	245,017
Mersana Therapeutics, Inc.	240,500
OpGen, Inc.	209,020
HZO, Inc.	206,997
D-Wave Systems, Inc.	170,043
OpGen, Inc.	120,000
ProMuc, Inc.	100,000
SiOnyx, Inc.	93,976
Ultora, Inc.	86,039
Enumeral Biomedical Corp.	65,000
Laser Light Engines, Inc.	19,331
Ultora, Inc.	17,208
Laser Light Engines, Inc.	13,745

Total	$12,297,059

The following tables summarize the values of our portfolios of venture capital investments and U.S. government securities, as compared with their cost, at September 30, 2014, and December 31, 2013:

	September 30, 2014	December 31, 2013

Venture capital investments, at cost	$110,660,888	$115,929,793
Net unrealized depreciation(1)	(13,989,453)	(22,030,334)
Venture capital investments, at value	$96,671,435	$93,899,459

	September 30, 2014	December 31, 2013

U.S. government securities, at cost	$0	$18,999,765
Net unrealized appreciation(1)	0	45
U.S. government obligations, at value	$0	$18,999,810

(1)At September 30, 2014, and December 31, 2013, the net accumulated unrealized depreciation on investments, including written call options, was $13,989,453 and $22,021,407, respectively.

Cash Flow

Net cash provided by operating activities for the nine months ended September 30, 2014, was $13,985,845, primarily reflecting the net sale of U.S. government securities of $18,999,008 and proceeds from the sale of investments of $10,929,061, offset by the purchase of venture capital investments of $12,297,059 and the payment of operating expenses.

Net cash used in investing activities for the nine months ended September 30, 2014, was $5,296, primarily reflecting the purchase of fixed assets.

Net cash provided by operating activities for the nine months ended September 30, 2013, was $5,215,183, primarily reflecting the net sale of U.S. government securities of $14,001,582, proceeds from the sale of investments of $29,290,630 and net proceeds from call options of $623,264, partially offset by the purchase of venture capital investments of $11,019,819 and the payment of operating expenses.

Net cash used in investing activities for the nine months ended September 30, 2013, was $3,909, primarily reflecting the purchase of fixed assets.

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

We fund our day-to-day operations using interest earned and proceeds from our cash holdings, the sales of our investments in U.S. government securities, when applicable, and interest earned from our venture debt securities. We believe the increase or decrease in the value of our venture capital investments does not materially affect the day-to-day operations of the Company or our daily liquidity. As of September 30, 2014, and December 31, 2013, we had no investments in money market mutual funds.

Our Loan Facility may be used to fund our investments and not for the payment of day-to-day operating expenses. As of September 30, 2014, we had no debt outstanding. We have not issued any debt securities, and, therefore, are not subject to credit agency downgrades.

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

At September 30, 2014, and December 31, 2013, our total net primary liquidity was $24,569,795 and $28,073,184, respectively. Our primary liquidity is principally comprised of our cash, U.S. government securities, when applicable, and certain receivables. The decrease in our primary liquidity from December 31, 2013, to September 30, 2014, is primarily owing to the use of funds for investments totaling $12,297,059 and payment of net operating expenses, offset by the receipt of $2,374,827 from the portion of our upfront payment held in escrow from the sale of Xradia, Inc., the receipt of $6,486,461 from the sale of Molecular Imprints, Inc., the receipt of $549,238 from the payment of the senior secured debt of OHSO Clean, Inc., and net proceeds of $2,043,780 received from the sales of certain of our shares of Solazyme, Inc., and Champions Oncology, Inc. During the nine months ended September 30, 2014, we also purchased and sold call option contracts on our publicly traded positions generating net proceeds of $119,697.

At September 30, 2014, and December 31, 2013, our secondary liquidity was $11,098,126 and $5,547,294, respectively. Our secondary liquidity consists of our publicly traded securities. Although these companies are publicly traded, their stock may not trade at high volumes and prices can be volatile, which may restrict our ability to sell our positions at any given time. We may also be restricted for a period of time in selling our positions in these companies due to our shares being unregistered. As of September 30, 2014, our publicly traded securities of Enumeral Biomedical Holdings, Inc., were restricted from sale.

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

Except for a rights offering, we are generally not able to issue and sell our common stock at a price below our net asset value per share, exclusive of any distributing commission or discount, without shareholder approval. As of September 30, 2014, our net asset value per share was $3.85 per share and our closing market price was $2.98 per share. We do not currently have shareholder approval to issue or sell shares below our net asset value per share.

Borrowings

On September 30, 2013, the Company entered into the Loan Facility that may be used by the Company to fund investments in portfolio companies. The Loan Facility, among other things, matures on September 30, 2017, and bears interest at 10 percent per annum in cash. The Company has the option to have interest accrue at a rate of 13.5 percent per annum if the Company decides not to pay interest in cash monthly. The Company currently plans to pay interest in cash if and when any borrowings are outstanding. The Loan Facility also requires payment of a draw fee on each borrowing equal to 1.0 percent of such borrowing and an unused commitment fee of 1.0 percent per annum. Interest and fee payments under the Loan Facility are made quarterly in arrears. The Company may prepay the loans or reduce the aggregate commitments under the Loan Facility at any time prior to the maturity date, as long as certain conditions are met, including payment of required prepayment or termination fees. The Loan Facility is secured by all of the assets of the Company and its wholly owned subsidiaries, subject to certain customary exclusions. The Loan Facility contains certain affirmative and negative covenants, including without limitation: (a) maintenance of certain minimum liquidity requirements; (b) maintenance of an eligible asset leverage ratio of not less than 4.0:1.0; (c) limitations on liens; (d) limitations on the incurrence of additional indebtedness; and (e) limitations on structural changes, mergers and disposition of assets (other than in the normal course of our business activities). There were no borrowings at closing, and at September 30, 2014, the Company had no outstanding debt.

At September 30, 2014, and December 31, 2013, the Company had no outstanding debt. The remaining capacity under the Loan Facility was $20,000,000 at September 30, 2014.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows:

Payments Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Multi-Draw Loan Facility(1)	$0	$0	$0	$0	$0
Operating leases	$1,575,629	$310,731	$579,016	$608,328	$77,554

(1)As of September 30, 2014, we had $20,000,000 of unused borrowing capacity under our Loan Facility.

On July 21, 2014, the Company made a $216,012 investment in Accelerator IV-New York Corporation. This initial investment was part of an overall $666,667 operating commitment to Accelerator IV-New York Corporation. In addition to this operating commitment, the Company has a $3,333,333 investment commitment to be invested in portfolio companies over a five-year period. If the Company defaults on these commitments, the other investors may purchase the Company's shares of Accelerator IV-New York Corporation for $.001 per share. In the event of default, the Company would still be required to contribute the remaining operating commitment.

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

Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments" for additional information. As of September 30, 2014, our financial statements include venture capital investments valued at $94,430,753, the fair values of which were determined in good faith by, or under the direction of, the Board of Directors. As of September 30, 2014, approximately 79 percent of our net assets represent investments in portfolio companies at fair value by the Board of Directors.

Effective September 30, 2014, the Company refined its valuation methodologies to include the option pricing model. While the Company's valuation procedures had always included the option pricing model as a possible valuation technique, it had not previously been utilized. The use of the option pricing model is emerging as a preferred industry practice. This change in valuation methodology is applied on a prospective basis.

Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment, although our valuation policy is intended to provide a consistent basis for determining fair value of the portfolio investments. Factors that may be considered include, but are not limited to, the cost of the Company’s investment; transactions in the portfolio company’s securities or unconditional firm offers by responsible parties; the financial condition and operating results of the company; the long-term potential of the business and technology of the company; the values of similar securities issued by companies in similar businesses; volatilities of similar securities issued by companies in similar businesses; expected time to exit; multiples to revenues, net income or EBITDA that similar securities issued by companies in similar businesses receive; the proportion of the company’s securities we own and the nature of any rights to require the company to register restricted securities under the applicable securities laws; management's assessment of non-performance risk; the achievement of milestones; discounts for restrictions on transfers of publicly traded securities; and the rights and preferences of the class of securities we own as compared with other classes of securities the portfolio has issued.

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

Historically, difficult venture capital environments have resulted in companies not receiving financing and being subsequently closed down with a loss of investment to venture investors, and other companies receiving financing but at significantly lower valuations than the preceding rounds, leading to very deep dilution for those who do not participate in the new rounds of investment. Our best estimate of this non-performance risk has been quantified and included in the valuation of our portfolio companies as of September 30, 2014.

All investments recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels related to the amount of subjectivity associated with the inputs to fair valuation of these assets are as discussed above.

As of September 30, 2014, approximately 98 percent of our portfolio company investments were classified as Level 3 in the hierarchy, indicating a high level of judgment required in their valuation.

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

Recent Developments - Portfolio Companies

On October 2, 2014, Amgen, Inc., notified the Stockholder Agent associated with the acquisition of BioVex Group, Inc., that the BLA filing milestone was met on September 26, 2014, which will result in a payment of $2.1 million to the Company in November of 2014.

On October 8, 2014, the Company made a $1,000,000 follow-on convertible debt investment in Produced Water Absorbents, Inc., a privately held portfolio company.

On October 14, 2014, the Company made a $10,750 follow-on investment in Ultora, Inc., a privately held portfolio company.

On October 16, 2014, the Company made a $250,000 follow-on investment in OpGen, Inc., a privately held portfolio company.

On October 24, 2014, the Company made a $350,000 follow-on investment in Senova Systems, Inc., a privately held portfolio company.

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

Because there is typically no public market for our interests in the privately held small businesses in which we invest, the valuation of the equity interests in that portion of our portfolio is determined in good faith by our Board of Directors with the assistance of our Valuation Committee, comprised of the independent members of our Board of Directors, in accordance with our Valuation Procedures. In the absence of a readily ascertainable market value, the determined value of our portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment, although our valuation policy is intended to provide a consistent basis for determining fair value of the portfolio investments. Factors that may be considered include, but are not limited to, readily available public market quotations; the cost of the Company’s investment; transactions in the portfolio company’s securities or unconditional firm offers by responsible parties; the financial condition and operating results of the company; the long-term potential of the business and technology of the company; the estimated time to exit our investment; the values and volatilities of similar securities issued by companies in similar businesses; multiples to revenues, net income or EBITDA that similar securities issued by companies in similar businesses receive; the proportion of the company’s securities we own and the nature of any rights to require the company to register restricted securities under the applicable securities laws; management's assessment of non-performance risk; the achievement of milestones; and the rights and preferences of the class of securities we own as compared with other classes of securities the portfolio has issued.

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

Foreign Currency Risk

Most of our investments are denominated in U.S. dollars. We currently have one investment denominated in Canadian dollars. We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates. The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates is $548,452 at September 30, 2014.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the 1934 Act). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures. As of September 30, 2014, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the third quarter of 2014 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of September 30, 2014, we believe that the following updates should be considered to the risk factors previously disclosed in response to “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Approximately 41 percent of the net asset value attributable to our equity-focused venture capital investment portfolio, or 32 percent of our net asset value, as of September 31, 2014, is concentrated in Adesto Technologies Corporation, Enumeral Biomedical Holdings, Inc., and Metabolon, Inc.

At September 31, 2014, we valued our investment in Adesto Technologies, which had a historical cost to us of $10,482,417, at $17,169,916, our investment in Enumeral Biomedical Holdings Inc., which had a historical cost to us of $5,591,299, at $10,389,092, and our investment in Metabolon, Inc., which had a historical cost to us of $7,224,999, at $10,359,440, which collectively represent 41 percent of the net asset value attributable to our equity-focused venture capital investment portfolio, excluding our rights to potential future milestone payments from the sale of BioVex Group, Inc., to Amgen, Inc., or 32 percent of our net asset value.

Any downturn in the business outlook and/or substantial changes in the funding requirements of Adesto Technologies Corporation, Enumeral Biomedical Holdings, Inc., or Metabolon, Inc., could have a significant effect on the value of our current investments in those companies, and the overall value of our portfolio, and could have a significant adverse effect on the value of our common stock.

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

Date: November 10, 2014

EXHIBIT INDEX

Exhibit No.	Description

31.01	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

