Form 10-K
period 2014-12-31
HARRIS & HARRIS GROUP INC /NY/
filed 2015-03-16
CIK 893739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

☐Yes ☑ No

The aggregate market value of the common stock held by non-affiliates of Registrant as of June 30, 2014 was $96,778,889 based on the last sale price as quoted by the Nasdaq Global Market on such date (only officers and directors are considered affiliates for this calculation).

As of March 13, 2015, the registrant had 31,280,843 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE	INCORPORATED AT

Harris & Harris Group, Inc. Proxy Statement for the	Part III, Items 10, 11,
2015 Annual Meeting of Shareholders	12, 13 and 14

PART I

Item 1. Business.

Harris & Harris Group, Inc.® (the "Company," "us," "our," and "we"), is an internally managed venture capital company that builds transformative companies from disruptive science. We have elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, (the "1940 Act"). For tax purposes, we have elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code"). We were incorporated under the laws of the state of New York in August 1981. Our investment objective is to achieve long-term capital appreciation by making venture capital investments. Generation of current income is a secondary objective. We define venture capital investments as the money and resources made available to privately held and publicly traded small businesses that we believe have exceptional growth potential. Our investment approach is comprised of a patient examination of available opportunities thorough due diligence and close involvement with management of our portfolio companies. As a venture capital company, we invest in and offer managerial assistance to our portfolio companies, many of which, in our opinion, have significant potential for growth. We are overseen by our Board of Directors and managed by our officers and have no external investment advisor.

Our investment focus over the coming years will have two characteristics: 1) it will be early stage, where our focus will be on founding, incubating and building transformative companies from disruptive science and 2) it will be focused on BIOLOGY+. We define our investment focus of BIOLOGY+ as investments in interdisciplinary life science companies where biology innovation is intersecting with innovations in areas such as electronics, physics, materials science, chemistry, information technology, engineering and mathematics. We focus on this intersection because we believe interdisciplinary innovation will be required in order to address many of the life science challenges of the future. As of December 31, 2014, 58 percent of the value of our venture capital portfolio is invested in BIOLOGY+ companies. Since 2008, more than 80 percent of our initial investments have been in BIOLOGY+ companies.

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

As of December 31, 2014, our venture capital portfolio comprised 80.1 percent of our total assets, our cash comprised 18.5 percent of our total assets, and other assets comprised the remaining 1.4 percent of our total assets. As of December 31, 2014, we had no debt outstanding.

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

We expect to invest a substantial portion of our assets in securities that we consider to be private venture capital equity investments. These private venture capital equity investments usually do not pay interest or dividends and typically are subject to legal or contractual restrictions on resale that may adversely affect the liquidity and marketability of such securities. Some of our convertible bridge notes may result in payment-in-kind ("PIK") interest. We do not limit our investments to any categories of investments. Our securities investments may consist of private, public or governmental issuers of any type, subject to the restrictions imposed on us as a BDC under the 1940 Act. Subject to the diversification requirements applicable to a RIC, we may commit all of our assets to only a few investments.

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

Most of our current portfolio company investments are in the equity securities of private companies. Investments in equity securities of private companies often involve securities that are restricted as to sale and cannot be sold in the open market without registration under the Securities Act of 1933 or pursuant to a specific exemption from these registrations. Opportunities for sale are more limited than in the case of marketable securities, although these private investments may be purchased at more advantageous prices and may offer attractive investment opportunities. Even if one of our portfolio companies completes an initial public offering ("IPO"), we are typically subject to a lock-up agreement for 180 days or longer, and the stock price may decline substantially before we are free to sell or enter into contracts to sell these shares. These lock-up restrictions apply to us and our shares of the portfolio company owned prior to the IPO and may include shares purchased by us in an IPO. These restrictions generally include provisions that stipulate that we are not permitted to offer, pledge or sell our shares, including selling covered call options on our shares, prior to the expiration of the lock-up period.  We are also prohibited from entering into new securities lending arrangements for these securities during the lock-up period. We may also own securities of privately held companies that complete public listings through reverse mergers into publicly traded shell companies. Our shares of the privately held company prior to the reverse merger may be subject to additional restrictions on their sale under Rule 144.

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

We may also invest in publicly traded securities of whatever nature, including relatively small, emerging growth companies that management believes have long-term growth potential. These investments may be through open-market transactions or through private placements in publicly traded companies ("PIPEs"). Securities purchased in PIPE transactions are typically subject to a lock-up agreement for 180 days or longer, or are issued as unregistered securities that are not freely tradable for at least six months.

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

Debt Investments

We may hold debt securities, including in privately held and thinly traded public companies, for income and as a reserve pending more speculative investments. Debt obligations may include U.S. government and agency securities, commercial paper, bankers’ acceptances, receivables or other asset-based financing, notes, bonds, debentures, or other debt obligations of any nature and repurchase agreements related to these securities. These obligations may have varying terms with respect to security or credit support, subordination, purchase price, interest payment and length of time to maturity from private, public or governmental issuers of any type located anywhere in the world. We may invest in debt obligations of companies with operating histories that are unprofitable or marginally profitable, that have negative net worth or are involved in bankruptcy or reorganization proceedings, or that are start-up or development-stage small businesses. In addition, we may participate in the acquisition or divestiture of companies or divisions of companies through issuance or receipt of debt obligations. As of December 31, 2014, the debt obligations held in our portfolio consisted of convertible bridge notes, senior secured debt and subordinated secured debt. The convertible bridge notes generally do not generate cash payments to us, nor are they held for that purpose. Our convertible bridge notes and the interest accrued thereon are generally held for the purpose of potential conversion into equity at a future date.

Our investments in debt obligations may be of varying quality, including non-rated, unsecured and highly speculative debt investments with limited marketability. Investments in lower-rated and non-rated securities, commonly referred to as "junk bonds," including our non-convertible debt investments, are subject to special risks, including a greater risk of loss of principal and non-payment of interest. Generally, lower-rated and non-rated securities offer a higher return potential than higher-rated securities, but involve greater volatility of price and greater risk of loss of income and principal, including the possibility of default or bankruptcy of the issuers of these securities. Lower-rated securities and comparable non-rated securities will likely have large uncertainties or major risk exposure to adverse economic conditions and are predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal in accordance with the terms of the obligation. In addition, issuers of lower-rated securities and comparable non-rated securities are often highly leveraged and may not have more traditional methods of financing available to them; therefore, their ability to service their debt obligations during an economic downturn or during sustained periods of rising interest rates may be impaired. The risk of loss owing to default by these issuers is significantly greater because lower-rated securities and comparable non-rated securities generally are unsecured and frequently are subordinated to the prior payment of senior indebtedness. We may incur additional expenses to the extent that we are required to seek recovery upon a default in the payment of principal or interest on our portfolio holdings. In addition, many of the companies in which we invest have limited cash flows and no income, which may limit our ability to recover in the event of a default.

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

Foreign Securities

We may make investments in securities of issuers whose principal operations are conducted outside the United States, and whose earnings and securities are stated in foreign currency. In order to comply with restrictions owing to our status as a BDC, our investments in non-qualifying assets, including the securities of companies organized outside the United States, would be limited to 30 percent of our assets, because under the 1940 Act, we must generally invest at least 70 percent of our assets in "qualifying assets," which exclude securities of foreign companies.

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

Borrowing and Margin Transactions

We may from time to time borrow money or obtain credit by any lawful means from banks, lending institutions, other entities or individuals, in negotiated transactions. We may issue, publicly or privately, bonds, debentures or notes, in series or otherwise, with interest rates and other terms and provisions, including conversion rights, on a secured or unsecured basis, for any purpose, up to the maximum amounts and percentages permitted for BDCs under the 1940 Act. The 1940 Act currently prohibits us from borrowing any money or issuing any other senior securities (including preferred stock but excluding temporary borrowings of up to five percent of our assets), if after giving effect to the borrowing or issuance, the value of our total assets less liabilities not constituting senior securities would be less than 200 percent of our senior securities. We may pledge assets to secure any borrowings. As of December 31, 2014, we had no debt.

On September 30, 2013, the Company entered into a $20,000,000 Multi-Draw Term Loan Facility Credit Agreement, by and among the Company, as borrower, Orix Corporate Capital, Inc., as administrative agent and the other lenders party thereto from time to time, which provides for a multi-draw credit facility (the "Loan Facility") that may be used by the Company to fund investments in portfolio companies. We have pledged our assets to secure any borrowings. As of December 31, 2014, we had no borrowings outstanding.

A primary purpose of our borrowing power is for leverage and to increase our ability to acquire larger positions in our investments while maintaining a substantial balance of cash on our balance sheet. As discussed in more detail below in "Management's Discussion and Analysis of Financial Condition and Results of Operations," we believe we need a strong balance sheet to have access to the best deal flow and take opportunities to gain or protect ownership in what we believe are our best companies. Borrowings for leverage accentuate any increase or decrease in the market value of our investments and thus our net asset value. Because any decline in the net asset value of our investments will be borne first by holders of common stock, the effect of leverage in a declining market would be a greater decrease in net asset value applicable to the common stock than if we were not leveraged. Any decrease would likely be reflected in a decline in the market price of our common stock. To the extent the income derived from assets acquired with borrowed funds exceeds the interest and other expenses associated with borrowing, our total income will be greater than if borrowings were not used. Conversely, if the income from assets is not sufficient to cover the borrowing costs, our total income will be less than if borrowings were not used. If our current income is not sufficient to meet our borrowing costs (repayment of principal and interest), we might have to liquidate some or all of our investments when it may be disadvantageous to do so. Our borrowings for the purpose of buying most liquid equity securities will be subject to the margin rules, which require excess liquid collateral marked to market daily. If we are unable to post sufficient collateral, we will be required to sell securities to remain in compliance with the margin rules. These sales might be at disadvantageous times or prices.

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

Competition

Numerous companies and individuals are engaged in the venture capital business, and such business is intensely competitive. We believe our corporate structure permits public market investors to participate in venture capital and to participate in the commercialization of science-related breakthroughs while many of the leading companies are still private. We also believe our corporate structure permits greater liquidity and better transparency than other venture capital businesses. We believe that we have invested in more science-enabled small businesses than any United States-based publicly traded venture capital firm. We believe we have assembled a team of investment professionals that, in addition to a proven track record of successful venture capital investing, have scientific and intellectual property expertise that is relevant to investing in science-related breakthroughs. Nevertheless, many of our competitors have significantly greater financial and other resources than we do and are, therefore, in certain respects, in a better position than we are to obtain access to attractive venture capital investments. There can be no assurance that we will be able to compete against these venture capital businesses for attractive investments, particularly in capital-intensive companies.

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

Generally, to be eligible to elect BDC status, a company must primarily engage in the business of furnishing capital and making significant managerial assistance available to companies that do not have ready access to capital through conventional financial channels such as private companies and small public companies. Such companies that satisfy certain additional criteria described below are termed "eligible portfolio companies." In general, in order to qualify as a BDC, a company must: (i) be a domestic company; (ii) have registered a class of its securities pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act"); (iii) operate for the purpose of investing in the securities of certain types of portfolio companies, including early-stage or emerging companies and businesses suffering or just recovering from financial distress (see following paragraph); (iv) make available significant managerial assistance to such portfolio companies; and (v) file a proper notice of election with the SEC.

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

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of the directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our shareholders arising from willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office. We may be periodically examined by the SEC for compliance with the 1940 Act and Federal securities laws.

The 1940 Act provides that we may not make an investment in non-qualifying assets unless at the time at least 70 percent of the value of our total assets (measured as of the date of our most recently filed financial statements) consists of qualifying assets. Qualifying assets include: (i) securities of eligible portfolio companies; (ii) securities of certain companies that were eligible portfolio companies at the time we initially acquired their securities and in which we retain a substantial interest; (iii) securities of certain controlled companies; (iv) securities of certain bankrupt, insolvent or distressed companies; (v) securities received in exchange for or distributed in or with respect to any of the foregoing; and (vi) cash items, U.S. government and agency securities and high quality short-term debt. The SEC has adopted a rule permitting a BDC to invest its cash in certain money market funds. The 1940 Act also places restrictions on the nature of the transactions in which securities can be purchased in some instances in order for the securities to be considered qualifying assets.

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

Tax Status

We have elected to be treated as a RIC, taxable under Subchapter M of the Code, for federal income tax purposes. In general, a RIC is not taxable on its income or gains to the extent it distributes such income or gains to its shareholders. In order to qualify for favorable RIC tax treatment, we must, in general, (1) annually derive at least 90 percent of our gross income from dividends, interest and gains from the sale of securities and similar sources (the "Income Source Rule"); (2) quarterly meet certain investment asset diversification requirements (the "Asset Diversification Rule"); and (3) annually distribute at least 90 percent of our investment company taxable income as a dividend (the "Income Distribution Rule"). Any taxable investment company income not distributed will be subject to corporate level tax. Any taxable investment company income distributed generally will be taxable to shareholders as dividend income.

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

*Assumes all capital gains qualify for long-term rates of 15 percent, which may increase for gains realized after December 31, 2014.

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

Although we received SEC certifications for 1999-2013, there can be no assurance that we will receive such certification for subsequent years (to the extent we need additional certifications as a result of changes in our portfolio). We intend to apply for certification for 2014. If we require, but fail to obtain, the SEC certification for a taxable year, we may fail to qualify as a RIC for such year. We also will fail to qualify for favorable RIC tax treatment for a taxable year if we do not satisfy the Income Source Rule or Income Distribution Rule for such year. In the event we do not satisfy the Income Source Rule, the Asset Diversification Rule and the Income Distribution Rule for any taxable year, we will be subject to federal tax with respect to all of our taxable income, whether or not distributed. In addition, all our distributions to shareholders in that situation generally will be taxable as ordinary dividends.

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

Employees

As of December 31, 2014, we employed 12 full-time employees and one part-time employee. As of March 1, 2015, we have 10 full-time employees and one part-time employee. We believe our relations with our employees are generally good.

Item 1A. Risk Factors.

Investing in our common stock involves significant risks relating to our business and investment objectives. You should carefully consider the risks and uncertainties described below before you purchase any shares of our common stock. These risks and uncertainties are not the only ones we face. Unknown additional risks and uncertainties, or ones that we currently consider immaterial, may also impair our business. If any of these risks or uncertainties materialize, our business, financial condition or results of operations could be materially adversely affected. In this event, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks related to our investments.

Approximately 49.1 percent of the net asset value attributable to our equity-focused venture capital investment portfolio, or 38.5 percent of our net asset value, as of December 31, 2014, is concentrated in Adesto Technologies Corporation, Metabolon, Inc., Enumeral Biomedical Holdings, Inc., and D-Wave Systems, Inc.

At December 31, 2014, we valued our investment in Adesto, which had a historical cost to us of $10,482,417, at $14,823,323, our investment in Metabolon, which had a historical cost to us of $7,224,999, at $10,696,559, our investment in Enumeral, which had a historical cost to us of $5,591,299, at $8,384,641, and our investment in D-Wave, which had a historical cost to us of $5,787,955, at $8,335,524, which collectively represent 49.1 percent of the net asset value attributable to our equity-focused venture capital investment portfolio, excluding our rights to potential future milestone payments from the sale of BioVex to Amgen, or 38.5 percent of our net asset value.

Any downturn in the business outlook and/or substantial changes in the funding requirements of Adesto, Metabolon, Enumeral or D-Wave could have a significant effect on the value of our current investments in those companies, and the overall value of our portfolio, and could have a significant adverse effect on the value of our common stock.

The difficult venture capital investment and capital market climates for the types of companies in which we invest could increase the non-performance risk for our portfolio companies.

While the public markets and corporate growth are improving, unemployment remains relatively high on a historical basis, and the potential for future global instabilities and inflation remain of concern. Even with signs of economic improvement, the availability of capital for venture capital firms that focus on investments in capital-intensive, science-enabled, small businesses, such as the ones in which we invest, continues to be limited. Historically, difficult venture environments have resulted in a higher than normal number of small businesses not receiving financing and being subsequently closed down with a loss to venture investors, and other small businesses receiving financing but at significantly lower valuations than the preceding financing rounds. This issue is compounded by the fact that a number of our investments include participation from venture capital funds that have few remaining years of investment and available capital owing to the finite lifetime of these funds. Additionally, even if a firm were able to raise a new fund, commonly new venture capital funds are not permitted to invest with old funds in existing investments. As such, improvements in the liquidity environment for venture-backed companies through IPOs and M&A transactions and the currently improving public markets in general may not translate to an increase in the available capital to the types of venture-backed companies we invest in. Further, many of our portfolio companies receive non-dilutive funding through government contracts and grants. Reductions in government spending could have a direct and significant reduction in our portfolio companies' contract or grant awards. Such reductions can also result in reduced budgets at research facilities, which would reduce the volume of products they could potentially purchase from our portfolio companies.

We believe that these factors continue to contribute to the potential for non-performance risk for our portfolio companies that need to raise additional capital or that require substantial amounts of capital to execute on their business plans, as measured on an individual portfolio company basis. We define non-performance as the risk that the price per share (or implied valuation of a portfolio company) or the effective yield of a debt security of a portfolio company, as applicable, does not appropriately represent the risk that a portfolio company that requires or seeks to raise additional capital will be: (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation of the most recent round of financing. In these circumstances, the portfolio company could be recapitalized at a valuation significantly lower than the post-money valuation implied by our valuation method, sold at a loss to our investment or shut down. In addition, significant changes in the capital markets, including periods of extreme volatility and disruption, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. We believe further that the long-term effects of the difficult venture capital investment and difficult, but improving, liquidity environments will continue to affect negatively the fundraising ability of some small businesses regardless of near-term improvements in the overall global economy and public markets.

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

As of December 31, 2014, our shares of Champions Oncology, Inc., and a portion of our shares of Enumeral Biomedical Holdings, Inc., which trade on an OTC exchange, were valued using the closing price at the end of the quarter as required by the 1940 Act owing to our determination that the common stock of these companies traded in an active market as of the valuation date. If in future quarters, shares of Champions Oncology and Enumeral Biomedical do not continue to trade in an active market as of the dates of valuation, the value of our shares could be materially different.

Additionally, we may price or invest in rounds at lower valuations than prior rounds of financing and/or previously reported valuations in order to receive more favorable terms, such as increased ownership percentages or liquidation preferences, which may result in decreased valuations in the interim. These decreases could be material.

The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. For example, between 2008 and 2009, the global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and foreign governments, these events contributed to declining general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have experienced relative stability in recent years, there have been continuing periods of volatility, and there can be no assurance that adverse market conditions will not reoccur in the future.

Equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price below our net asset value without first obtaining approval for such issuance from our stockholders and our independent directors.

Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants. Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments, and, as a result, we could realize significantly less than the amount at which we have valued our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.

Uncertainty about the financial stability of the United States and of several countries in the European Union (EU) could have a significant adverse effect on our business, financial condition and results of operations.

Owing to federal budget deficit concerns, S&P downgraded the federal government's credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, Moody's and Fitch had warned that they may downgrade the federal government's credit rating. Further downgrades or warnings by S&P or other rating agencies, and the U.S. government's credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. While the financial stability of such countries has improved significantly, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available or, if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve's holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve's bond-buying program will have on the value of our investments. However, it is possible that, without quantitative easing by the Federal Reserve, these developments, along with the U.S. government's credit and deficit concerns and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our portfolio company’s ability to access the debt markets on favorable terms.

Investing in small, privately held and publicly traded companies involves a high degree of risk and is highly speculative.

We have invested a substantial portion of our assets in privately held companies, the securities of which are inherently illiquid. We may seek to invest in publicly traded small businesses that we believe have exceptional growth potential. Our privately held companies may transition to publicly traded companies through routes other than traditional IPOs and be listed on OTC rather than national exchanges. Although these companies are publicly traded, their stock may not trade at high volumes, and prices can be volatile, which may restrict our ability to sell our positions. These privately held and publicly traded small businesses tend to lack management depth, to have limited or no history of operations and to not have attained profitability. Companies commercializing products enabled by disruptive science are especially risky, involving scientific, technological and commercialization risks. Because of the speculative nature of these investments, these securities have a significantly greater risk of loss than traditional investment securities. Some of our venture capital investments are likely to be complete losses or unprofitable, and some will never realize their potential. We have been and will continue to be risk seeking rather than risk averse in our approach to venture capital and other investments. Neither our investments nor an investment in our common stock is intended to constitute a balanced investment program.

We have historically invested in sectors including life sciences, energy and electronics that are subject to specific risks related to each industry.

We have historically invested the three largest portions of our portfolio in life sciences, energy and electronics companies. All of our life sciences investments can be characterized as BIOLOGY+ companies, which we refer to as investments in interdisciplinary life science companies where biology innovation is intersecting with innovations in areas such as electronics, physics, materials science, chemistry, information technology, engineering and mathematics. Our focus for new investments is in companies focused on BIOLOGY+, which often operate in life science-related industries and markets.

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

Within the life sciences industry, the development of products generally is a costly and time-consuming process. Many highly promising products ultimately fail to prove to be safe and effective. There can be no assurance that the research or product development efforts of our portfolio companies or those of their collaborative partners will be successfully completed, that specific products can be manufactured in adequate quantities at an acceptable cost and with appropriate quality, or that such products can be successfully marketed or achieve customer acceptance. There can be no assurance that a product will be relevant and/or be competitive with products from other companies following the costly, time-consuming process of its development.

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

We will continue to make follow-on investments in our energy companies. Additionally, our current and future BIOLOGY+ portfolio companies may address needs in energy-related industries and markets. Our energy portfolio consists of companies that commercialize and integrate products targeted at energy-related markets. There are risks in investing in companies that target energy-related markets, including the rapid and sometimes dramatic price fluctuations of commodities, particularly oil and sugar, and of public equities, the reliance on the capital and debt markets to finance large capital outlays, change in climate, including climate-related regulations, and the dependence on government subsidies to be cost-competitive with non-renewable or energy-efficient solutions. For example, the attractiveness of alternative methods for the production of biobutanol and biodiesel has been and may continue to be adversely affected by the rapid and dramatic decrease in the price of oil.  Adverse developments in this market may significantly affect the value of our energy portfolio, and thus our venture capital portfolio as a whole.

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

In 2013 we announced the refinement of our investment focus for new investments in BIOLOGY+ companies. We define BIOLOGY+ as investments in interdisciplinary life science companies where biology innovation is intersecting with innovations in areas such as electronics, physics, materials science, chemistry, information technology, engineering and mathematics. Our focus on BIOLOGY+ is not a fundamental policy, and we will not be required to give notice to shareholders prior to making a change from this focus.

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

We may also hold securities of privately held companies that transition to publicly traded companies through reverse mergers into publicly traded shell companies. In such transactions, holders of shares of the privately held company prior to the reverse merger may be subject to limitations on the sale of securities held including time and volume restrictions. These restrictions may limit our ability to dispose of these securities at times when it may be advantageous for us to liquidate these investments, and the market price of securities that we hold may decline substantially before we are able to sell these securities.

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

On September 30, 2013, the Company entered into the Loan Facility, which is a multi-draw credit facility that may be used by the Company to fund investments in portfolio companies. The Loan Facility requires payment of an unused commitment fee of one percent per annum on any unused borrowings. Borrowings under the Loan Facility bear interest at 10 percent per annum in cash. The Company has the option to have interest accrue at a rate of 13.5 percent per annum if the Company decides not to pay interest in cash when due. The Company currently plans to pay interest in cash if and when any borrowings are outstanding. As of December 31, 2014, there were no borrowings outstanding.

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

We currently use option pricing models to determine and/or allocate the fair value of a significant portion of the privately held securities in our portfolio. Option pricing models, including the Black-Scholes-Merton model, require the use of subjective input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. In the Black-Scholes-Merton model, variations in the expected volatility or expected term assumptions have a significant impact on fair value. Because the privately held securities in our portfolio are not publicly traded, many of the required input assumptions are more difficult to estimate than they would be if a public market for the underlying securities existed.

Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value that we assign to our investments may differ from the values that would have been used had an efficient market existed for the investments, and the difference could be material. Any changes in fair value are recorded in our Consolidated Statement of Operations as a change in the "Net (decrease) increase in unrealized depreciation on investments."

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

Option pricing models place a high weighting on liquidation preferences, which means that small differences in how the preferences are structured can have a material effect on the fair value of our securities at the time of valuation and also on future valuations should additional rounds of financing occur with senior preferences. As such, valuations calculated by option pricing models may not increase if 1) rounds of financing occur at higher prices per share, 2) liquidation preferences include multiples on investment, 3) the amount of invested capital is small and/or 4) liquidation preferences are senior to prior rounds of financing.

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

We also invest in companies that may complete public listings through reverse mergers with publicly traded shell companies. The securities owned prior to the completion of the reverse merger are subject to sale restrictions of at least one year from the effective date of the reverse merger as long as the publicly traded company continues to comply with the requirements of Rule 144. In addition, stockholders deemed to be affiliates of the publicly traded company are subject to volume restrictions once the stock owned by those entities is tradable. Furthermore, in 2011, the SEC established new rules for "seasoning periods" for former shell companies to uplist to a national exchange. These rules may negatively affect the liquidity of our stock of these companies as well as the ability of the publicly traded companies to raise additional capital, if needed. These factors could negatively affect the performance of the publicly traded companies and our returns on investments in these companies.

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

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. In part as a result of adverse economic conditions and increasing pressure within the financial sector of which we are a part, our common stock traded below our net asset value per share during some periods in 2010 and consistently throughout 2011 through 2014. Our common stock may continue to trade at a discount to net asset value in the future. The possibility that our shares of common stock may trade at a discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at, or below our net asset value. On December 31, 2014, our stock closed at $2.95 per share, a discount of $0.56, or 16.0 percent, to our net asset value per share of $3.51 as of December 31, 2014. On March 13, 2015, our stock closed at $3.18 per share, a discount of $0.33, or 9.4 percent, to our net asset value per share as of December 31, 2014.

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

We are dependent upon the diligence and skill of our senior management and other key advisors for the selection, structuring, closing and monitoring of our investments. We utilize lawyers, and we utilize outside consultants to assist us in conducting due diligence when evaluating potential investments. There is generally no publicly available information about the companies in which we invest, and we rely significantly on the diligence of our employees and advisors to obtain information in connection with our investment decisions. Our future success, to a significant extent, depends on the continued service and coordination of our senior management team. The departure of any of our senior management or key advisors could materially adversely affect our ability to implement our business strategy. We do not maintain for our benefit any key-man life insurance on any of our officers or employees. The terms of our Loan Facility require that Douglas W. Jamison and Daniel B. Wolfe, or replacements suitable to our lender, devote substantially all of their time to Company matters, and failure to do so could trigger default.

The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyber attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We depend upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or shareholder dissatisfaction or loss.

We are dependent on information systems and systems failures could disrupt our business, which may, in turn, negatively affect the market price of our common stock.

Our business is dependent on our and third party communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control, and adversely affect our business. There could be:

• sudden electrical or telecommunications outages;

• natural disasters such as earthquakes, tornadoes and hurricanes;

• disease pandemics;

• events arising from local or larger scale political or social matters, including terrorist acts; and

• cyber attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock.

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

As of December 31, 2014, we had no debt outstanding pursuant to the Loan Facility, and we did not have any preferred stock outstanding.

If we are unable to comply with the covenants or restrictions of the Loan Facility, our business could be materially adversely affected.

The Loan Facility contains certain affirmative and negative covenants, including without limitation: (a) maintenance of certain minimum liquidity requirements; (b) maintenance of an eligible asset leverage ratio of not less than 4.0:1.0; (c) limitations on liens; (d) limitations on the incurrence of additional indebtedness; and (e) limitations on structural changes, mergers and disposition of assets (other than in the normal course of our business activities). Complying with these restrictions may prevent the Company from taking actions that we believe would help it to grow its business or are otherwise consistent with its investment objectives. These restrictions could also limit the Company's ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. For example, these restrictions, as currently in effect, would prohibit the Company from, or subject it to limitations on, incurring any additional indebtedness, which would include issuing any debt securities and buying back shares of the Company’s stock.

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

We have elected to qualify, have qualified and currently intend to continue to qualify as a RIC under the Code. As a RIC, we do not have to pay federal income taxes on our income (including realized gains) that is distributed to our shareholders. Accordingly, we are not permitted under accounting rules to establish reserves for taxes on our unrealized capital gains. If we failed to qualify for RIC status in 2014 or beyond, we would be taxed in the same manner as an ordinary corporation and distributions to our shareholders would not be deductible in computing our taxable income, which could materially adversely impact the amount of cash available for distribution to our shareholders. In addition, to the extent that we had unrealized appreciation, we would have to establish reserves for taxes, which would reduce our net asset value, accordingly. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our shareholders our earnings and profits attributable to non-RIC years, reduced by an interest charge on 50 percent of such earnings and profits, which charge would be payable by us to the IRS. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain in our assets (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had sold our assets to an unrelated party for fair market value) or, alternatively, be subject to taxation on such built-in gain recognized for a period of 10 years.

We may elect not to be treated as a RIC if we are not able to qualify as a RIC in any given year.

In order to qualify for the special treatment accorded to RICs, we must meet certain income source, asset diversification and annual distribution requirements. Recent changes in our business, including our strategy of taking larger positions in our portfolio companies and increased holding periods to exit through IPOs or M&A transactions, have created more risk specifically relating to the asset diversification requirements of maintaining our special tax status. To qualify as a RIC, we must meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these tests in any year may result in the loss of RIC status. Because our ownership percentages in our portfolio have grown over the last several years, we have at least six companies with significant valuations that are not qualifying assets for the purpose of the RIC test. As long as the aggregate values of our non-qualifying assets remain below 50 percent of total assets, we will continue to qualify as a RIC. It becomes more difficult to pass this test when companies in our portfolio are successful and we want to invest more capital in those companies to increase our investment returns. Rather than selling portfolio companies that are performing well in order to pass our RIC diversification tests, we may opt instead to not qualify as a RIC. If we fail to qualify for special tax treatment accorded to RICs for failure of our RIC diversification tests, or for any other reason, we will be subject to corporate-level income tax on our income.

A deemed dividend election could affect the value of our stock.

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

We expect that the market price of our common stock price will continue to be volatile. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

•	stock market and capital markets conditions;

•	internal developments in our Company with respect to our personnel, financial condition and compliance with all applicable regulations;

•	announcements regarding any of our portfolio companies;

•	announcements regarding developments in the life sciences-, energy- or electronics-related fields in general;

•	announcements regarding government funding and initiatives associated with the development of life sciences-, energy- or electronics-related products;

•	a mismatch between the long-term nature of our business and the short-term focus of many investors;

•	significant volatility in the market price and trading volume of securities of BDCs, RICs or other financial services companies;

•	changes in regulatory policies or tax guidelines with respect to BDCs or RICs; general economic conditions and trends; and/or

•	departures of key personnel.

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

Although most of our investments are denominated in U.S. dollars, our investment that is denominated in a foreign currency is subject to the risk that the value of a particular currency may change in relation to the U.S. dollar, in which currency we maintain financial statements and valuations. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments.

Investing in our stock is highly speculative and an investor could lose some or all of the amount invested.

Our investment objectives and strategies result in a high degree of risk in our investments and may result in losses in the value of our investment portfolio. Our investments in small businesses are highly speculative and, therefore, an investor in our common stock may lose his or her entire investment. The value of our common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or all of the amount invested in our common stock. The securities markets frequently experience extreme price and volume fluctuations that affect market prices for securities of companies in general, and technology and very small capitalization companies in particular. Because of our focus on the technology and very small capitalization sectors, and because we are a very small capitalization company ourselves, our stock price is especially likely to be affected by these market conditions. General economic conditions, and general conditions in nanotechnology and in the semiconductor and information technology, life sciences, materials science and other high-technology industries, including energy, may also affect the price of our common stock.

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

The Board of Directors intends to grant restricted stock pursuant to the Amended and Restated Harris & Harris Group, Inc. 2012 Equity Incentive Plan (the "Stock Plan"). These equity awards may have a dilutive effect on existing shareholders.

In accordance with the Stock Plan, the Company’s Board of Directors plans to grant equity awards in the form of restricted stock from time to time for up to 10 percent of the total shares of stock issued and outstanding as of the effective date of the Stock Plan (June 7, 2012). Issuance of shares of restricted stock results in existing shareholders owning a smaller percentage of the shares outstanding.

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

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol "TINY." The following table sets forth the range of the high and low sales price of the Company's shares during each quarter of the last two fiscal years and the closing share price as a percentage of net asset value, as reported by the Nasdaq Global Market. The quarterly stock prices quoted represent interdealer quotations and do not include markups, markdowns or commissions.

	Market Price		Net Asset Value ("NAV") Per Share at End of	Premium or (Discount) as a % of NAV
Quarter Ended	High	Low	Period	High	Low

March 31, 2014	$3.94	$2.83	$3.73	5.6%	(24.1)%
June 30, 2014	$3.91	$3.12	$3.87	1.0%	(19.4)%
September 30, 2014	$3.43	$2.90	$3.85	(10.9)%	(24.7)%
December 31, 2014	$3.09	$2.51	$3.51	(12.0)%	(28.5)%

March 31, 2013	$3.94	$3.35	$4.11	(4.1)%	(18.5)%
June 30, 2013	$3.70	$3.01	$4.24	(12.7)%	(29.0)%
September 30, 2013	$3.23	$2.95	$4.18	(22.7)%	(29.4)%
December 31, 2013	$3.26	$2.95	$3.93	(17.0)%	(24.9)%

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at premiums that are unsustainable over the long term or at a discount from net asset value is separate and distinct from the risk that our net asset value will decrease. Historically, our shares of common stock have traded at times at a discount and at other times at a premium to net asset value.  For the last two years, our stock has generally traded at a discount to net asset value. The last reported price for our common stock on December 31, 2014, was $2.95 per share, which was a 16.0 percent discount to our net asset value of $3.51 as of December 31, 2014.

Shareholders

As of March 12, 2015, there were approximately 112 holders of record and approximately 14,505 beneficial owners of the Company's common stock.

Dividends

We did not pay a cash dividend or declare a deemed dividend for 2014 or 2013. For more information about deemed dividends, please refer to the discussion under "Tax Status."

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2014

	Number of securities to be issued upon exercise of out- standing options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,423,912	$9.77	(2)

Equity compensation plans not approved by security holders	-	-	-

TOTAL	1,423,912	$9.77	(2)

(1) Represents shares subject to options.

(2) The Company's Stock Plan permits the issuance of stock options and restricted stock in an aggregate amount of up to 20 percent of our issued and outstanding common stock (the “Plan Maximum Shares”) as of the effective date of the Stock Plan (June 7, 2012).  Under the Stock Plan, all of the Plan Maximum Shares are available for grants of stock options, and half of the Plan Maximum Shares (up to 10 percent of our issued and outstanding common stock as of the effective date of the Stock Plan) is available for grants of restricted stock.  As of December 31, 2014, there were 3,610,713 shares remaining available for issuance under the Stock Plan, 1,934,565 of which were available for grant in the form of restricted stock.  If any shares subject to an award granted under the Stock Plan are forfeited, cancelled, exchanged or surrendered, or if an award terminates or expires without a distribution of shares, those shares will again be available for awards under the Stock Plan.

Performance Graph

The graph below compares the cumulative five-year total return of holders of the Company's common stock with the cumulative total returns of the Nasdaq Composite index and the Nasdaq Financial index. We chose broader indices for comparison because we make investments in multiple industries, and we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock. The graph assumes that the value of the investment in the Company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2009, and tracks it through December 31, 2014.

40

	12/09	12/10	12/11	12/12	12/13	12/14

Harris & Harris Group, Inc.	100.00	95.84	75.71	72.21	65.21	64.55
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
NASDAQ Financial	100.00	113.40	103.94	121.51	168.97	177.13

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

Financial Position as of December 31:

	2014	2013	2012	2011	2010

Total assets	$112,094,861	$125,063,946	$131,990,250	$150,343,653	$149,289,168

Total liabilities	$2,440,434	$2,362,371	$3,553,476	$4,645,246	$2,435,256

Net assets	$109,654,427	$122,701,575	$128,436,774	$145,698,407	$146,853,912

Net asset value per outstanding share	$3.51	$3.93	$4.13	$4.70	$4.76

Cash dividends paid	$0.00	$0.00	$0.00	$0.00	$0.00

Cash dividends paid per outstanding share	$0.00	$0.00	$0.00	$0.00	$0.00

Shares outstanding, end of year	31,280,843	31,197,438	31,116,881	31,000,601	30,878,164

Operating Data for Year Ended December 31:

	2014	2013	2012	2011	2010

Total investment income	$517,800	$470,902	$722,227	$702,765	$446,038

Total expenses[1]	$8,419,527	$8,493,108	$9,525,570	$9,041,130	$8,001,845

Net operating loss	$(7,901,727)	$(8,022,206)	$(8,803,343)	$(8,338,365)	$(7,555,807)

Total tax expense (benefit)	$17,896	$27,994	$15,236	$6,922	$4,461

Net realized (loss) gain income from investments	$(5,083,625)	$18,516,268	$2,406,433	$2,449,705	$(3,740,518)

Net (increase) decrease in unrealized depreciation on investments	$(585,068)	$(18,283,020)	$(13,589,990)	$2,347,297	$21,883,175

Net (decrease) increase in net assets resulting from operations	$(13,570,420)	$(7,788,958)	$(19,986,900)	$(3,541,363)	$10,586,850

(Decrease) increase in net assets resulting from operations per average outstanding share	$(0.43)	$(0.25)	$(0.65)	$(0.12)	$0.34

1 Included in total expenses is non-cash, stock-based compensation expense of $857,006 in 2014; $1,249,756 in 2013; $2,928,943 in 2012; $1,894,800 in 2011; and $2,088,091 in 2010.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with the Company's 2014 Consolidated Financial Statements and notes thereto.

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

We believe we provide five core benefits to our shareholders. First, we are an established firm with a positive track record of investing in venture capital-backed companies as further discussed in "Investments and Current Investment Pace" on page 60. Second, we provide shareholders with access to disruptive science-enabled companies, particularly ones that are enabled by BIOLOGY+, that would otherwise be difficult to access or inaccessible for most current and potential shareholders. Third, we have an existing portfolio of companies at varying stages of maturity that provide for a potential pipeline of investment returns over time. Fourth, we are able to invest opportunistically in a range of types of securities to take advantage of market inefficiencies. Fifth, we provide access to venture capital investments in a vehicle that, unlike private venture capital firms, has permanent capital, is transparent and is liquid.

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

Two things have become clear to us over the past six years. First, many of the most interesting scientific breakthroughs are occurring at the intersection of different scientific disciplines, usually with biology as one of these disciplines. Two, companies that intersect with healthcare or the life sciences are yielding increased venture capital returns. In our own portfolio, companies in the life science sector have outperformed portfolio companies in the electronics and energy sectors significantly since 2002. Thus, beginning in 2008, the majority of our investments have been in companies that we define as BIOLOGY+, which refers to investments in interdisciplinary life science companies where biology innovation is intersecting with innovations in areas such as electronics, physics, materials science, chemistry, information technology, engineering and mathematics. We expect our future investments to be within the category of BIOLOGY+.

Our business model is simple. We help build transformative companies by being the first investors, building value in these companies over a multi-year period, realizing returns from our investments through acquisitions or IPOs, and reinvesting some of the returns on our investments into new portfolio companies that can drive future growth. We believe our evergreen structure is a competitive advantage over traditional, time-limited venture capital private partnerships as most of those entities do not have permanent capital to invest in portfolio companies. We believe we are a unique company with our focus on being actively involved investors in the formation and building of early-stage companies founded on disruptive science as a liquid, U.S. exchange listed, publicly traded company.

As of December 31, 2014, we had 26 equity-focused companies in our portfolio that have yet to complete liquidity events (e.g., IPOs or M&A transactions). This does not include 1) our publicly traded shares of Solazyme, Inc., and Champions Oncology, Inc.; 2) our publicly traded shares of Enumeral Biomedical Holdings, Inc., which are subject to restrictions on their sale; 3) our two venture debt deals, GEO Semiconductor Inc., and NanoTerra, Inc.; and 4) our rights to milestone payments from Amgen, Inc., Laird Technologies, Inc., and Canon, Inc. As of December 31, 2014, we valued our 26 privately held equity-focused companies at $76,315,454. Including the companies referenced above, we valued our total venture capital portfolio at $89,764,840 as of December 31, 2014. At December 31, 2014, from first dollar in, the average and median holding periods for the 26 privately held equity-focused investments were 5.7 years and 5.6 years, respectively. Historically, as measured from first dollar in to last dollar out, the average and median holding periods for the 72 investments we have exited were 4.5 years and 3.5 years, respectively.

Our execution strategy over the next five years has four parts: 1) Realize returns to increase shareholder value; 2) Invest for growth to increase shareholder value; 3) Partner to more effectively create value; and 4) Return value to our shareholders.

Realize

"Realize" refers to realizing value in our venture capital portfolio. Since our investment in Otisville in 1983 through December 31, 2014, we have made a total of 101 equity-focused venture capital investments. We have completely exited 72 and partially exited three of these 101 investments, recognizing aggregate net realized gains of $83,710,353 on invested capital of $129,669,354, or 1.6 times invested capital. For the securities of the 26 companies in our equity-focused portfolio held at December 31, 2014, we have net unrealized depreciation of $25,866,561 on invested capital of $102,182,015. We have aggregate net realized gains on our exited companies, offset by unrealized depreciation for our 26 currently held equity-focused investments of $57,843,792 on invested capital of $231,851,369.

The amount of net realized gains includes:

•	Realized gains of $19,957,324 from the sale of BioVex Group, Inc., to Amgen, Inc., the sale of Innovalight, Inc., to DuPont, the sale of Crystal IS, Inc., to Asahi Kasei Group, the sale of Xradia, Inc., to Carl Zeiss AG, and the sale of the semiconductor lithography equipment business of Molecular Imprints, Inc., to Canon, Inc. We had invested a total of $18,231,340 in these five portfolio companies;

•	Realized gains of $17,801,322 from the sale of shares of Solazyme, Inc., on invested capital of $5,326,098. In addition, we generated $1,757,610 in realized gains on our sale and/or purchase of written call option and put option contracts covered by our shares of Solazyme, Inc.;

•	Realized gains of $296,972 from the sale of shares of Champions Oncology, Inc., on invested capital of $576,971;

•	Realized gains of $536,813 from rights to milestone payments resulting from the achievement during the third quarter of 2014 of the first milestone associated with Amgen, Inc.'s acquisition of BioVex Group, Inc.;

•	Realized loss of $4,839,811, including call options, on our investment in NeoPhotonics Corporation on invested capital of $7,299,590;

•	Realized loss of $7,299,533 on our investment in Kovio, Inc., on invested capital of $7,299,533. On January 21, 2014, substantially all of Kovio's assets were sold by Square 1 Bank, Kovio's secured creditor, to Thin Film Electronics ASA. Our shares were subsequently declared worthless on February 19, 2014; and

•	Realized loss of $4,488,576 on our investment in Contour Energy Systems, Inc., on invested capital of $4,509,995. On August 15, 2014, the stockholders of Contour Energy Systems were given official notice of its liquidation and dissolution, which was approved by its board of directors following the approval of the majority of the stockholders.

The aggregate net realized gains and the cumulative invested capital do not reflect the cost or value of our freely tradable shares of Solazyme, Inc., and Champions Oncology, Inc., that we owned as of December 31, 2014. The aggregate net realized gains also do not include potential milestone payments that could occur as part of the acquisitions of BioVex Group, Inc., Nextreme Thermal Solutions, Inc., or Molecular Imprints, Inc., at points in time in the future. If these amounts were included as of December 31, 2014, our aggregate net realized gains and cumulative invested capital from 1983 through December 31, 2014, would be $90,164,061 and $133,797,360, respectively, or 1.7 times invested capital. These amounts also do not include our shares of Enumeral Biomedical Holdings, Inc., that, while traded publicly, are restricted and/or are subject to lock-up agreements.

Recent and Potential Liquidity Events From Our Portfolio as of December 31, 2014

During 2014, we received escrow payments totaling $2,374,827 from Carl Zeiss AG's acquisition of Xradia, Inc., which was completed on July 19, 2013.

On April 18, 2014, Canon, Inc., completed its acquisition of Molecular Imprints, Inc.'s semiconductor lithography equipment business. We received $6,486,461 at the close of the transaction and could receive an additional $625,000 from amounts held in escrow as well as up to $1.7 million upon the achievement of certain milestones. We have not received any milestone payments as of December 31, 2014, and there can be no assurance as to the timing and how much of this amount we will ultimately realize in the future, if any. With the closing of the transaction, a new spin-out company, which retained the name "Molecular Imprints, Inc.," was formed. This new company will continue development and commercialization of nanoscale patterning in consumer and biomedical applications. We are a shareholder of this new company. As of December 31, 2014, we valued potential milestone payments from the sale of Molecular Imprints at $628,948.

As of December 31, 2014, we valued the remaining potential milestone payments from the sale of BioVex Group, Inc., at $2,564,917. If all the remaining milestone payments were to be paid by Amgen, Inc., we would receive an additional $7,455,438. There can be no assurance as to the timing and how much of this amount we will ultimately realize in the future. On October 2, 2014, Amgen notified the Stockholder Agent associated with the acquisition of BioVex that the BLA filing milestone was met on September 26, 2014, which resulted in a payment of $2,070,955 in November of 2014.

As of December 31, 2014, we valued potential milestone payments from the sale of Nextreme Thermal Solutions, Inc., to Laird Technologies, Inc., at $0.

On July 31, 2014, Enumeral Biomedical Corp. completed a reverse merger into a publicly traded shell company, Enumeral Biomedical Holdings, Inc. The operations of Enumeral Biomedical Corp. became those of the surviving entity. Simultaneously with the merger, the Company made a $1.5 million investment in Enumeral Biomedical Holdings. Enumeral Biomedical Holdings is traded publicly on the OTC market under the symbol ENUM. The Company's shares of Enumeral Biomedical Holdings are subject to restrictions on transfer, and we are also subject to a lock-up agreement that restricts our ability to trade these shares, exclusive of the general restriction on the transfer of unregistered securities. The lock-up period on our 7,966,368 shares of Enumeral Biomedical Holdings expires on January 31, 2016. ENUM's stock closed trading on March 13, 2015, at $0.78 per share.

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

We note that on March 3, 2015, OpGen, Inc., publicly filed a registration statement on Form S-1 for an IPO. The company has yet to begin a road show for the potential offering, and there can be no certainty that this offering is completed successfully.

Strategy for Managing Publicly Traded Positions

Our equity-focused portfolio companies may seek to raise capital and provide liquidity to shareholders through IPOs. It is generally rare that pre-IPO investors are afforded the ability to sell a portion of shares owned in the IPO. These pre-IPO shares, and sometimes shares purchased in the IPO by us, are often subject to lock-up provisions that prevent the sale of those shares, options against those shares or other transactions associated with those shares until expiration of the lock-up period, which is often 180 days from the date of a standard IPO. This lock-up period may be longer in other public offering transactions or transitions from a privately held company to a publicly traded company through processes such as a reverse merger with a publicly traded shell company. We commonly plan to hold our shares of our publicly traded portfolio companies following the expiration of the lock-up restrictions if we believe that the prospects for future growth of the portfolio company and the underlying value of our shares are as great or greater than other opportunities we are currently encountering. We believe we are able to make such assessments using our extensive knowledge of the companies having actively worked with them and their management teams over multiple years as pre-IPO investors. As such, we may hold our shares of publicly traded portfolio companies for extended periods of time from the date of IPO. That said, we may also elect to sell our shares of publicly traded companies before such growth has occurred if we believe there are better growth opportunities for that capital or if we require that capital to make other investments and/or to fund operations of the Company.

In situations where a company becomes publicly traded through a reverse merger with a publicly traded shell company, we may be subject to additional restrictions on the sale of the securities under Rule 144. This rule stipulates that shares of the new publicly traded company cannot be sold outside of a registration statement unless the publicly traded company is current on its periodic filings with the SEC (other than Form 8-K filings) and a period of time of one year from the date of the filing of Form 10 information occurs. This date of filing is often set by the announcement of the reverse merger in an expanded Form 8-K that includes Form 10 information. An additional limitation is that there are restrictions on the volume of sales permitted by affiliates of the publicly traded company following the one-year period discussed above. Affiliates are those who are deemed to have control of the company. There is a rebuttable presumption that such control is achieved through ownership of more than 10 percent of the public company's class of voting securities or by serving as directors or officers of the company. We may be considered affiliates of these companies and, therefore, subject to these volume restrictions on the sale of our positions in these companies.

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

During the year ended December 31, 2014, our strategy for managing our publicly traded positions generated $119,697 in net cash proceeds from premiums on call options sold of Solazyme, Inc. We also sold 117,834 shares of Solazyme in open market transactions for proceeds, net of commission, of $1,407,520. The net increase in our primary liquidity from these transactions was $1,527,217. Through December 31, 2014, we have generated $2,469,676 in net cash premiums on call options sold and put options purchased of Solazyme since the company completed an IPO in May 2011. We have sold a total of 2,254,149 shares of Solazyme since its IPO for net proceeds, after commission, of $22,400,495 or an average sale price of $9.94 per share. Including premiums from call and put options, the average sale price for these shares was $11.03 per share. Our cost basis in Solazyme is $2.36 per share.

During the year ended December 31, 2014, we sold 575,756 shares of our position in Champions Oncology, Inc., in open market transactions for net proceeds, after commission, of $636,259 or an average sale price of $1.11 per share. Our average cost basis in Champions is $0.67 per share.

These increases in primary liquidity are important for our efforts to continue to fund existing and new portfolio companies that could generate future investment returns.

Maturity of Current Equity-Focused Venture Capital Portfolio

There are three main drivers of our potential growth in value over the next four years. First, we have a larger portfolio of more mature companies than we have had historically. Second, we believe the quality of our existing portfolio is stronger than it has been historically. Third, we own larger percentages of the companies in the existing portfolio than we have owned historically.

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

Our current portfolio is comprised of BIOLOGY+ and other companies at varying stages of maturity in a diverse set of industries. As our portfolio companies mature, we seek to invest in new early- and mid-stage companies that may mature into mid- and late-stage companies. This continuous progression creates a pipeline of investment maturities that may lead to future sources of positive contributions to net asset value per share as these companies mature and potentially experience liquidity and exit events. Our pipeline of investment maturities for the 24 equity-focused companies in our portfolio that have yet to complete liquidity events (e.g., IPOs onto national exchanges or M&A transactions) and are not in the process of being shut down are shown in the figure below (our "Active Portfolio").

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

We categorized our three new portfolio companies in 2014, Accelerator IV-New York Corporation, Tara Biosystems, Inc., and UberSeq, Inc., as early-stage companies. Molecular Imprints, Inc., which we previously categorized as a late-stage company, was acquired by Canon, Inc., in the second quarter of 2014, and we have retained ownership in a new company created from the non-semiconductor manufacturing business of Molecular Imprints. We categorized the new company, which retained the name "Molecular Imprints, Inc." as a mid-stage company. During the third quarter of 2014, we transitioned SiOnyx, Inc., from a mid-stage company to an early-stage company and Cambrios Technologies Corporation from a late-stage company to a mid-stage company. During the fourth quarter of 2014, we did not transition the stage categorization of any of our portfolio companies.

Portfolio Company Revenue

We aggregate the revenues of our equity-focused portfolio companies on an annual basis and report these aggregated amounts for the prior three calendar years. These revenues include contributions solely from those equity-focused portfolio companies that have yet to complete liquidity events (e.g., IPOs, up-listings, or M&A transactions) and are not in the process of being shut down as of December 31, 2014. This approach enables the comparison of aggregate revenues for our portfolio as of the end of a given year with those generated by the same set of companies in prior years. As such, the total revenues in a given historical year will fluctuate owing to the change of the composition of our equity-focused portfolio companies.

We had 20 of our 24 companies in our Active Portfolio as of December 31, 2014, that generate revenues ranging from nominal to significant from commercial sales of products and/or services, from commercial partnerships and/or from government grants. The following table lists the aggregate revenues and change between years for these 20 portfolio companies in 2012, 2013 and 2014, grouped by stage of development, as of December 31, 2014, and in total.

	2014 Aggregate Revenue ($ Million)	2013 Aggregate Revenue ($ Million)	Change in Revenues from 2013 to 2014	2012 Aggregate Revenue ($ Million)	Change in Revenues from 2012 to 2013

Early Stage	$4.6	$3.6	28%	$7.3	-51%
Mid Stage	$28.7	$29.1	-1%	$31.0	-6%
Late Stage	$239.6	$217.3	10%	$131.8	65%
Total	$272.9	$250.0	9%	$170.1	47%
Combined Mid and Late Stage	$268.3	$246.4	9%	$162.8	51%

The revenue amounts listed in the table above include revenues generated by our portfolio companies in the years reported, but do not include revenues from acquired businesses prior to the consummation of those transactions.

As of December 31, 2014, we had one equity-focused portfolio company, Solazyme, Inc., that is not included in the table above. Solazyme had revenues in 2014, 2013 and 2012 of $60.4 million, $39.8 million and $44.1 million, respectively.

We note that the revenues of our mid-stage companies decreased from 2012 to 2013 and 2013 to 2014. This decrease is related primarily to a transition of the source of revenues from government grants and contracts to the sale of products. We believe such transitions are often positive developments for companies even if they result in short-term decreases in revenues.

Ownership of our Portfolio Companies

By studying our portfolio in greater detail, it is evident to us that potential returns from approximately half of the companies in our portfolio could be the real drivers of net asset value growth over the coming years. These companies include ones in which we have substantial ownership and ones where we believe the potential value at exit is substantial. The table below provides some additional detail on our ownership of the 24 equity-focused companies in our portfolio that have yet to complete liquidity events (e.g., IPOs on national exchanges or M&A transactions) and are not in the process of being shut down.

Portfolio Company	Voting Ownership Range
EchoPixel, Inc. ProMuc, Inc. Senova Systems, Inc. Sionyx, Inc. UberSeq, Inc.	>20%
ABSMaterials, Inc. Enumeral Biomedical Holdings, Inc. HZO, Inc. Produced Water Absorbents, Inc. TARA Biosystems, Inc.	15-20%
Adesto Technologies Corporation Metabolon, Inc. OpGen, Inc.	10-15%
Accelerator IV–New York Corporation AgBiome, LLC Ensemble Therapeutics Corporation	5-10%
Bridgelux, Inc. Cambrios Technologies Corporation Champions Oncology, Inc. Mersana Therapeutics, Inc. Molecular Imprints, Inc. Nantero, Inc.	2.5-5%
D-Wave Systems, Inc. Nanosys, Inc.	0-2.5%

In previous communications with shareholders, we have discussed how we are managing our portfolio, feeding the "fat hogs" and starving the "lean hogs" to maximize our value at exit. Many of the leaner hogs have experienced write-downs in valuation, and we have de-emphasized them in terms of the time allocation of our team. These steps allow us to focus our time and capital on the companies we believe will be the drivers of our growth. This increases the risk and potential loss of invested capital in these portfolio companies, but it also may increase the potential returns if they are successful. We currently believe companies like D-Wave Systems, Inc., Metabolon, Inc., Adesto Technologies Corporation, HZO, Inc., Produced Water Absorbents, Inc., AgBiome, LLC, Senova Systems, Inc., Enumeral Biomedical Holdings, Inc., and EchoPixel, Inc., may have the potential to be real drivers of growth in our portfolio in the coming years.

Level of Involvement in Our Portfolio Companies

The 1940 Act generally requires that BDCs offer to "make available significant managerial assistance" to portfolio companies. We are actively involved with our portfolio companies through membership on boards of directors, as observers to the boards of directors and/or through frequent communication with management. As of December 31, 2014, we held at least one board seat or observer rights on 19 of our 24 equity-focused portfolio companies that have yet to complete a liquidity event or an uplisting to a national exchange and are not in the process of being shut down (79 percent).

We may hold two or more board seats in early-stage portfolio companies or those in which we have significant ownership. We may transition off of the board of directors to an observer role as our portfolio companies raise additional capital from new investors, as they mature or as they are able to attract independent members who have relevant industry experience and contacts. We also typically step off the board of directors upon the completion of or prior to the expiration of the lock-up provisions related to a public offering / listing. Our observer rights at board of directors meetings commonly cease when companies complete a public listing. We have not held a board seat or observer rights at Solazyme, Inc., since it completed its IPO in May of 2011, or an observer seat at Champions Oncology since August of 2013.

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

We have discretion in the investment of our capital to achieve our objectives. Our venture capital investments are made primarily in equity-related securities of companies that can range in stage from pre-revenue to generating positive cash flow. These businesses tend to be thinly capitalized, unproven, small companies that lack management depth, have little or no history of operations and are developing unproven technologies. These businesses may be privately held or publicly traded. We historically have invested in equity securities of these companies that are generally illiquid owing to restrictions on resale and to the lack of an established trading market. We refer to our portfolio of investments in equity and equity-related securities in sections of the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") as our "equity-focused" portfolio of investments. We have historically, from time to time, taken advantage of opportunities to generate near-term cash flow by investing in non-convertible debt securities of small businesses. These businesses tend to be generating cash or have near-term visibility to reaching positive cash flow. We refer to our portfolio of investments in non-convertible debt in sections of the MD&A as our "venture debt" portfolio of investments. We do not currently expect to make a significant number of venture debt investments outside of portfolio companies in which we hold equity securities.

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

Beginning in 2008, the majority of our initial investments in privately held and early-stage publicly traded companies have been in companies that we define as BIOLOGY+.

The table below discusses how certain of our portfolio companies have teamed innovations in biology with innovations in engineering, physics, electronics, IT, mathematics and material sciences. In the case of Enumeral Biomedical Corp., this combination enables the ability to interrogate cells at the single cell scale in unique ways for the first time. In the case of TARA Biosystems, Inc., the combination enables personal diagnostics and toxicity testing by using microfabrication to create environments where heart tissue can grow in an environment that is more similar to the human body than through other techniques. This increases the speed and reduces the cost of large-scale sequencing. In the case of D-Wave Systems, Inc., its quantum computer can be used to solve very complex protein folding problems to enable new therapeutic approaches.

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

Investments and Current Investment Pace

The following is a summary of our initial and follow-on equity-focused investments from January 1, 2010, to December 31, 2014. We consider a "round led" to be a round where we were the new investor or the leader of a group of investors in an investee company. Typically, but not always, the lead investor negotiates the price and terms of the deal with the investee company.

Investments in Our Equity-Focused Portfolio of Investments

in Privately Held and Publicly Traded Companies

	2010	2011	2012	2013	2014
Total Incremental Investments	$9,560,721	$17,688,903	$15,141,941	$18,076,288	$14,276,808
No. of New Investments	3	4	2	2	3
No. of Follow-On Investment Rounds	27	31	26	37	33
No. of Rounds Led	5	4	3	9	8
Average Dollar Amount – Initial	$117,069	$1,339,744	$1,407,500	$550,001	$338,677
Average Dollar Amount – Follow-On	$341,093	$397,740	$474,113	$449,359	$401,842

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

On September 30, 2013, we secured the $20,000,000 Loan Facility from Orix Corporate Capital, Inc. This Loan Facility replaced the $10,000,000 facility we secured from TD Bank in February of 2011. Orix Corporate Capital is a diversified financial conglomerate with substantial assets that has extensive experience working with venture capital firms and venture capital-backed companies through its Orix Ventures unit. We believe this knowledge, combined with the quality of our portfolio companies and our investments in those companies, enabled us to obtain a credit facility secured, in part, by our portfolio of primarily privately held portfolio companies versus solely the cash security of our prior credit facility.

We believe the Loan Facility is beneficial for three primary reasons. First, we currently believe our existing portfolio of mid- and late-stage companies will generate meaningful returns in the next two-to-three years. That said, the exact timing of these realizations is uncertain. We currently believe our strong balance sheet of liquid assets (that is, cash and publicly traded securities) combined with this facility will allow us time and capital resources to realize these meaningful returns without materially compromising the rate of deployment of capital into investment opportunities that have the potential to build value for us.

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

Our Sources of Liquid Capital

The sources of liquidity that we use to make our investments are classified as primary and secondary liquidity. As of December 31, 2014, and December 31, 2013, our total primary and secondary liquidity was $29,620,665 and $33,620,478, respectively. We do not include funds available from our credit facility as primary or secondary liquidity. We believe it is important to examine both our primary and secondary liquidity when assessing the strength of our balance sheet and our future investment capabilities.

Primary liquidity is comprised of cash, U.S. government securities and certain receivables. As of December 31, 2014, we held $20,748,314 in cash, $0 in U.S. government securities and $230,478 in certain receivables. As of December 31, 2013, we held $8,538,548 in cash, $18,999,810 in U.S. government securities and $534,826 in certain receivables.

During the year ended December 31, 2014, proceeds from several transactions added to our primary liquidity. We sold 117,834 shares of our investment in Solazyme, Inc., in open market sales. We received $1,407,520 in net proceeds from these transactions. We also sold 575,756 shares of our investment in Champions Oncology, Inc., in open market sales. We received $636,259 in net proceeds from these transactions. We purchased and sold call option contracts on our publicly traded positions generating net proceeds of $119,697. On April 18, 2014, we received proceeds of $6,486,461 from the sale of Molecular Imprints, Inc.'s semiconductor lithography equipment business to Canon, Inc. We received proceeds of $2,374,827 from the sale of Xradia, Inc., which were released from escrow during the year. On August 1, 2014, the Company received $549,238 in payment of the outstanding principal, interest and warrants of OHSO Clean, Inc. On November 17, 2014, the Company received $2,070,955 upon achievement of the BLA filing milestone associated with the acquisition of BioVex Group, Inc., by Amgen, Inc. On December 18, 2014, the Company received $48,071 from Nanosys, Inc., in payment of the principal amount plus accrued interest of a convertible promissory note. On December 24, 2014, the Company received $79,310 of total proceeds due of $158,621 from the sale of certain warrants of GEO Semiconductor, Inc. The remaining proceeds due of $79,311 are included in our receivables as of December 31, 2014. Payments for additional milestones of the BioVex Group, Inc., and Molecular Imprints sales will add to our primary liquidity in future quarters if these milestones are achieved successfully. The probability-adjusted values of the future milestone payments for the sales of BioVex and Molecular Imprints, as determined at the end of each fiscal quarter, are included as an asset on our Consolidated Statements of Assets and Liabilities and will be included in primary liquidity only if and when payment is received for achievement of the milestones.

Our secondary liquidity is comprised of the stock of both unrestricted and restricted publicly traded companies. Although these companies are publicly traded, their stock may not trade at high volumes and prices may be volatile, which may restrict our ability to sell our positions at any given time. Secondary liquidity does not include the value of warrants or options we hold in Champions Oncology, Inc., or Enumeral Biomedical Holdings, Inc. As of December 31, 2014, our secondary liquidity was $8,641,873. Solazyme, Inc., accounts for $129,000 of the total amount of secondary liquidity based on the closing price of its common stock of $2.58 as of December 31, 2014. Champions Oncology accounts for $1,261,695 of the total amount of secondary liquidity based on the closing price of its common stock of $0.50 as of December 31, 2014. Enumeral Biomedical accounts for $7,251,178 of the total amount of secondary liquidity based on the closing price of its common stock of $1.05 as of December 31, 2014, less a liquidity discount to reflect that these shares are subject to restrictions on transfer. We are also subject to a lock-up agreement that restricts our ability to trade our securities of Enumeral Biomedical, exclusive of the general restriction on the transfer of unregistered securities. The lock-up period on our 7,966,368 shares of Enumeral Biomedical expires on January 31, 2016.

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

We also have the $20,000,000 Loan Facility, which we can draw on to increase our available liquid capital. As of December 31, 2014, we had no outstanding debt relating to this Loan Facility.

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

We bring technology platforms and expertise in company building. Our corporate partners bring expertise in scale and manufacturing and access to end markets. We primarily partner with corporations as syndicate partners investing in and working with to build early-stage companies. A syndicate of financial investors besides key strategic corporations from the very first round of capital is becoming more common in our investments. Over three-fourths of our portfolio companies have significant corporate partnerships or investments, and most developed these relationships in the early-stages of development of those companies.

We are also exploring other ways to develop deep relationships with corporations and other entities that we believe will be beneficial to us and our portfolio companies including the potential for co-investment relationships.

One example of our partnership efforts comes through our investment in Accelerator IV-New York Corporation ("Accelerator IV"). Accelerator IV is a New York City-based biotechnology management company designed to leverage NYC’s biotech research centers and universities to successfully invest in and develop early-stage life science technology. Accelerator IV supports emerging biotechnology innovations through its expertise, internal resources, and partner network. Its efforts are focused on the evolving healthcare and medical landscapes. Through a strategic partnership and collaboration, it uses this platform to specifically identify, evaluate, finance, and manage the commercialization of technologies and assets sourced from a broad range of proprietary sources. Other investors in Accelerator IV include Alexandria Real Estate Equities, Eli Lilly and Company, Johnson & Johnson Development Corporation and Pfizer Venture Investments. There is no assurance that we will be successful in securing other partnerships.

We have a long history working with U.S. universities to commercialize technologies discovered in their labs. We expect these relationships to become deeper as we focus on building companies developed from research from a select set of these universities going forward.

Return

Our plan for returning value to shareholders has three steps. Step one of our return plan was implemented over the past six years. It includes investing in early-stage companies where we believe we can own greater than 10 percent of the company at exit with invested capital of between $5 million and $10 million in each company.

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

Current Business Environment

The fourth quarter of 2014 ended with increases in value in the public market indices.  These increases coincided with an increase in the number of IPOs and an increase in M&A transactions. That said, fundraising by venture capital firms continued to be challenging and concentrated to a small number of funds. These dynamics continue to lead to a difficult fundraising environment for venture-backed companies, particularly those in the middle stages of development and those focused on sectors in which we invest.

Twenty-seven venture-backed companies raised $4.4 billion through IPOs in the fourth quarter of 2014, which marks the seventh consecutive quarter to have 20+ venture-backed IPOs, according to Thomson Reuters and the National Venture Capital Association ("NVCA").  Twenty-three of the twenty-seven were U.S.-based companies.  During the year 2014, 115 venture-backed companies went public raising $15.3 billion, which reflects a 38 percent increase from the year 2013. For the fourth quarter of 2014, 95 venture-backed M&A transactions were reported, with a total of 455 venture-backed M&A transactions for the full year. This is an increase from 377 reported acquisitions in 2013.

Seventy-five U.S. venture capital funds raised $5.6 billion in the fourth quarter of 2014, according to Thomson Reuters and the NVCA.  Compared with the third quarter of 2014, this is a 14 percent increase in the number of funds raised, but a 9 percent decrease the amount of capital raised. Venture firms raised $16.7 billion from 185 funds in 2013.  The amount raised through 2014 totaled $29.8 billion, which represents a 69 percent increase from the amount raised in 2013 ($17.7 billion) and an increase in the number of funds (207 in 2013).  Of the 75 funds that were raised, 27 were new funds.  For the year, 96 new venture capital funds raised $3 billion, which represents 50 percent more funds and 76 percent more dollars raised than in 2013.

Historically, difficult venture environments have resulted in a higher than normal number of companies not receiving financing and being subsequently closed down with a loss to venture investors, and other companies receiving financing but at significantly lower valuations than the preceding financing rounds. This issue is compounded by the fact that many existing venture capital firms with which we have co-invested historically in a number of our current portfolio companies have few remaining years of investment and available capital owing to the finite lifetime of the funds managed by these firms. Additionally, even if a firm were able to raise a new fund, commonly venture capital firms are not permitted to invest new funds in existing investments. This limitation of available capital can lead to fractured syndicates of investors. A fractured syndicate can result in a portfolio company being unable to raise additional capital to fund operations; this issue is especially acute in capital-intensive sectors that are enabled by science-related innovations, such as life sciences, energy and electronics, which are generally not in favor among venture capital firms. The result of these difficulties is that the portfolio company may be forced to sell before reaching its full potential or be shut down entirely if the remaining investors cannot financially support the company. As such, improvements in the exit environment for venture-backed companies through IPOs and M&A transactions may not translate to an increase in the available capital to venture-backed companies, particularly those that have investments from funds that are in the latter stage of life unless the markets improve for some time into the future.

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

Option pricing models use call option theory to derive the value of sets of classes of securities taking into account the financial rights and preferences of classes of securities such as liquidation preference, redemption rights and dividends. This method treats common and preferred stock as call options on the company’s enterprise value. It derives breakpoints based on liquidation preferences of the preferred stock and then calculates the values of those liquidation preferences and the company as a whole using Black-Scholes-Merton equations. The sum of these values yields the estimated enterprise value of the portfolio company. This method of derivation is often referred to as “backsolve” as it uses the price per share of the most recent round of financing to backsolve for the values of the other classes of outstanding securities of the company.

Option pricing models use the following inputs in their calculations:

•	Last Round Price per Share

•	Liquidation Preferences (including dividends and redemptions, if any)

•	Estimated Time to Exit

•	Estimated Volatility

•	Risk-Free Interest Rate

•	Outstanding Capitalization of the Company

Variations in these inputs and assumptions can have a significant impact on fair value. Companies that are valued using market comparables and/or volatilities derived from publicly traded securities are subject to the volatilities within those markets.

Given the consideration of the liquidation preferences, option pricing models more accurately represent scenarios where liquidation preferences are honored, as they would be in an M&A scenario, but not in public offering scenarios where it is common to have all classes of preferred stock converted to common stock. Liquidation preferences are business terms that are common in the venture capital industry and are generally used to provide some downside protection should the company not meet expectations. They can be structured on parity with prior rounds of financing or senior to prior rounds of financing. They can include multiples on the amounts invested and can provide for further distributions following the initial preference or be restricted to the amount of invested capital.

This high weighting of liquidation preferences means that small differences in how the preferences are structured can have a material effect on the fair value of our securities at the time of valuation and also on future valuations should additional rounds of financing occur with senior preferences. As such, valuations calculated by option pricing models may not increase if 1) rounds of financing occur at higher prices per share, 2) liquidation preferences include multiples on investment, 3) the amount of invested capital is small and/or 4) liquidation preferences are senior to prior rounds of financing.

We note that the ultimate return on any investment may be materially different than the fair value derived as of the date of valuation.

In each of the years in the period of 2010 through 2014, excluding our rights to milestone payments, we recorded the following gross write-ups in privately held securities as a percentage of net assets at the beginning of the year ("BOY"), gross write-downs in privately held securities as a percentage of net assets at the beginning of the year, and change in value of private portfolio securities as a percentage of net assets at the beginning of the year.

  Gross Write-Ups and Write-Downs of the Privately Held Portfolio

	2010	2011	2012	2013	2014

Net Asset Value, BOY	$134,158,258	$146,853,912	$145,698,407	$128,436,774	$122,701,575
Gross Write-Downs During Year	$(11,391,367)	$(11,375,661)	$(19,604,046)	$(19,089,816)	$(14,050,501)
Gross Write-Ups During Year	$30,051,847	$11,997,991	$14,099,904	$10,218,994	$4,587,923
Gross Write-Downs as a Percentage of Net Asset Value, BOY	(8.5)%	(7.8)%	(13.5)%	(14.9)%	(11.5)%
Gross Write-Ups as a Percentage of Net Asset Value, BOY	22.4%	8.2%	9.7%	8.0%	3.8%
Net Change as a Percentage of Net Asset Value, BOY	13.9%	0.4%	(3.8)%	(6.9)%	(7.7)%

From December 31, 2013, to December 31, 2014, the value of our equity-focused venture capital portfolio, including our rights to potential future milestone payments from the sales of BioVex Group, Inc., Nextreme Thermal Solutions, Inc., and Molecular Imprints, Inc., decreased by $3,021,400, from $92,313,445 to $89,292,045.

Not including our rights to potential future milestone payments from the sale of BioVex Group, Inc., Nextreme Thermal Solutions, Inc., and Molecular Imprints, Inc., our equity-focused portfolio companies decreased in value by $2,725,832. This decrease was primarily owing to a net decrease in valuations, offset by new and follow-on investments of $14,276,808.

We note that our Valuation Committee and ultimately our Board of Directors take into account multiple sources of quantitative and qualitative inputs to determine the value of our privately held portfolio companies.

We also note that our Valuation Committee does not set the value of Solazyme, Inc., our freely tradable publicly traded portfolio company, or the value of our unrestricted or registered shares of Champions Oncology, Inc., and Enumeral Biomedical Holdings, Inc., which trade on an OTC exchange.

Four portfolio companies, SiOnyx, Inc., Cambrios Technologies Corporation, HZO, Inc., and Ensemble Therapeutics Corporation, which were fair valued by our Valuation Committee, accounted for $11.6 million, or 82 percent, of the gross write-downs of our portfolio companies still held at December 31, 2014.  The contributing factors to the decreases in valuations for all but HZO were related to fundamental changes in the state of those businesses.  The change in valuation of HZO was owing primarily to the terms of its Series II round of financing, that although was completed at a higher price per share than the prior round of financing, it included liquidation preferences and a conversion of a prior class of preferred stock owned by us to common stock.  This new capital structure, combined with the option pricing model, are the primary sources of the decrease in the value of our securities of HZO by $2.5 million net of additional investment by us of $2.2 million during 2014.

Three portfolio companies, Enumeral Biomedical Holdings, Inc., D-Wave Systems, Inc., and Produced Water Absorbents, Inc., which were fair valued by our Valuation Committee, accounted for $7.1 million, or 82 percent, of the gross write-ups of our portfolio companies still held at December 31, 2014.  We note that a portion of our securities of Enumeral Biomedical Holdings were not fair valued by the Valuation Committee as of December 31, 2014, because those securities traded in an active market and were, therefore, valued based on the closing price of the shares on the date of valuation.  The increase in value of Enumeral Biomedical Holdings resulted primarily from its transition from a privately held company to a publicly traded company.  The increase in value of D-Wave Systems resulted primarily from the terms of a new round of financing completed in June and December 2014.  The increase in value of Produced Water Absorbents resulted primarily from its substantial revenues generated through its acquisition of ProSep, Inc.

As of December 31, 2014, our top ten investments by value accounted for approximately 82 percent of the value of our equity-focused venture capital portfolio.

Top Ten Equity-Focused Investments by Value
Portfolio Company	Value as of 12/31/2014	Cumulative % of Equity Focused Venture Capital Portfolio

Adesto Technologies Corp.	$14,823,323	17%
Metabolon, Inc.	$10,696,559	29%
Enumeral Biomedical Holdings, Inc. *	$8,384,641	39%
D-Wave Systems, Inc.	$8,335,254	49%
Produced Water Absorbents, Inc.	$7,277,602	58%
HZO, Inc.	$6,917,931	66%
Nanosys, Inc.	$4,306,042	71%
Bridgelux, Inc.	$3,591,076	75%
Nantero, Inc.	$3,433,338	79%
AgBiome, LLC	$2,989,704	82%
* Enumeral Biomedical Holdings #3 rank by value includes the value of its Level 1 asset shares.

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

The potential for, or occurrence of, inflation could result in rising interest rates for government-backed debt.  We may also invest in both short- and long-term U.S. government and agency securities. To the extent that we invest in short- and long-term U.S. government and agency securities, changes in interest rates result in changes in the value of these obligations that result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements, and the quantity and duration of long-term U.S. government and agency securities held by the Company, and it will vary from period to period. During the year ended December 31, 2014, and December 31, 2013, our average holdings of U.S. government securities were $2,999,955 and $18,353,323, respectively.

Comparison of Years Ended December 31, 2014, 2013, and 2012

During the years ended December 31, 2014, December 31, 2013, and December 31, 2012, we had net decreases in net assets resulting from operations of $13,570,420, $7,788,958 and $19,986,900, respectively.

Investment Income and Expenses:

During the years ended December 31, 2014, 2013, and 2012, we had net operating losses of $7,901,727, $8,022,206 and $8,803,343, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expense included in salaries, benefits and stock-based compensation of $857,006 in 2014, $1,249,756 in 2013 and $2,928,943 in 2012. During the years ended December 31, 2014, 2013, and 2012, total investment income was $517,800, $470,902 and $722,227, respectively. During the years ended December 31, 2014, 2013, and 2012, total operating expenses were $8,419,527, $8,493,108 and $9,525,570, respectively.

During the year ended December 31, 2014, as compared with the year ended December 31, 2013, investment income increased primarily owing to increases in interest income from convertible bridge notes, interest income from a non-convertible promissory note, income from yield-enhancing fees on debt securities and fees for providing managerial assistance to one of our portfolio companies, offset by a write-off of $77,268 of previously accrued bridge note interest, a decrease in interest income from subordinated and senior secured debt and senior secured debt through a participation agreement, rental income from the sublet of our office space at 420 Florence Street, Palo Alto, CA, owing to the expiration of the lease in 2013, and a decrease in our average holdings of U.S. government securities. During the year ended December 31, 2014, our average holdings of U.S. government securities were $2,999,955 as compared with $18,353,323 during the year ended December 31, 2013, primarily owing to the decrease in yield available over the durations of maturities in which we were willing to invest.

Operating expenses, including non-cash, stock-based compensation expenses, were $8,419,527 and $8,493,108 for the year ended December 31, 2014, and December 31, 2013, respectively. The decrease in operating expenses for the year ended December 31, 2014, as compared with the year ended December 31, 2013, was primarily owing to decreases in salaries, benefits and stock-based compensation expense, rent expense and insurance expense, offset by increases in administration and operations expense, professional fees, interest and other debt expense, directors' fees and expenses and custody fees.

Salaries, benefits and stock-based compensation expense decreased by $482,956, or 9.0 percent, for the year ended December 31, 2014, as compared with December 31, 2013, primarily as a result of decreases in compensation cost for restricted stock awards associated with the Stock Plan owing to a reversal of compensation expense of $256,334 for stock awards that were forfeited as a result of the voluntary termination of one of our employees on June 30, 2014, and the voluntary termination of two of our employees on December 31, 2014, a decrease in employee bonus expense of $165,500, and a decrease in salary and benefits owing to the aforementioned voluntary termination of one of our employees on June 30, 2014, net of increases in costs associated with the salary and benefits for one of our employees whose status changed from a part-time employee in 2013 to a full-time employee in 2014 and the hiring of a new full-time employee effective August 18, 2014. While the non-cash, stock-based compensation expense for the Stock Plan increased our operating expenses by $857,006, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value. Rent expense decreased by $77,312, or 20.5 percent, for the year ended December 31, 2014, as compared with December 31, 2013, owing primarily to the expiration of the lease for our office space at 420 Florence Street, Palo Alto, CA, on August 30, 2013. Our rent expense of $299,048 for the year ended December 31, 2014, includes $321,145 of rent paid in cash, net of $22,097 non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term. Our rent paid in cash of $321,145 includes $24,565 of real estate tax escalation charges on our corporate headquarters located at 1450 Broadway in New York City. Insurance expense decreased by $55,832, or 14.8 percent, for the year ended December 31, 2014, as compared with December 31, 2013, primarily as a result of a decrease in overall annual renewal premiums.

Administration and operations expense increased by $24,681, or 3.8 percent, for the year ended December 31, 2014, as compared with December 31, 2013, primarily as a result of net increases in general office and administration expenses, including costs of $31,235 associated with a Meet the Portfolio Day event, offset by decreases in managing directors' travel-related expenses. We did not hold a Meet the Portfolio Day during the comparable period in 2013. Professional fees increased by $128,920, or 10.3 percent, for the year ended December 31, 2014, as compared with December 31, 2013, primarily as a result of an increase in certain accounting fees and consulting fees associated with investor outreach and marketing efforts, offset by a decrease in certain legal fees. Interest and other debt expense increased by $261,237, or 224.4 percent, for the year ended December 31, 2014, as compared with December 31, 2013, primarily as a result of non-utilization fees and amortization of closing fees associated with our Loan Facility. Directors' fees and expenses increased by $127,826, or 52.0 percent, for the year ended December 31, 2014, as compared with December 31, 2013, primarily owing to an increase in overall fees and the addition of a new member to our Board of Directors in 2014. Custody fees increased by $1,612, or 2.8 percent, for the year ended December 31, 2014, as compared with December 31, 2013.

During 2013, as compared with 2012, investment income decreased from $722,227 to $470,902, reflecting a net decrease in interest income from convertible bridge notes, non-convertible promissory notes, subordinated and senior secured debt. During the year ended December 31, 2013, we accrued net bridge note interest of $67,781, as compared with $235,806 during the year ended December 31, 2012. During the year ended December 31, 2013, our average holdings of U.S. government securities were $18,353,323 as compared with $3,884,228 during the year ended December 31, 2012, primarily owing to reinvestment of the proceeds received from the sales of Xradia, Inc., and shares of Solazyme, Inc. The average yield on our U.S. government securities for the year ended December 31, 2013, and 2012, was 0.03 and 0.10 percent, respectively.

Operating expenses, including non-cash, stock-based compensation expenses, were $8,493,108 and $9,525,570 for the year ended December 31, 2013, and December 31, 2012, respectively. The decrease in operating expenses for the year ended December 31, 2013, as compared with the year ended December 31, 2012, was primarily owing to decreases in salaries, benefits and stock-based compensation expense, administration and operations expense, rent expense and directors' fees and expenses, offset by increases in professional fees, interest and other debt expense and custody fees. Salaries, benefits and stock-based compensation expense decreased by $1,230,042, or 18.7 percent, for the year ended December 31, 2013, as compared with December 31, 2012, primarily as a result of a decrease in non-cash stock-based compensation expense of $1,679,187 associated with the Stock Plan and a decrease of $406,780 in the projected benefit obligation expense accrual for medical and pension retirement benefits, offset by increases in bonus accruals and salaries of employees owing to cost of living adjustments and costs associated with increases in salary for three of our employees who were promoted in 2013 from their positions in 2012. While the non-cash, stock-based compensation expense for the Stock Plan increased our operating expenses by $1,249,756, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value. Administration and operations expense decreased by $47,159, or 4.4 percent, for the year ended December 31, 2013, as compared with December 31, 2012, primarily as a result of decreases in costs associated with investor outreach expenses, general office and administration expenses, and timing differences related to certain accrued expenses, offset by increases in managing directors' travel-related expenses. We did not hold a Meet the Portfolio Day during the year ended December 31, 2013, as compared with costs of approximately $37,668 associated with such an event in the comparable period in 2012. Rent expense decreased by $32,299, or 7.9 percent, for the year ended December 31, 2013, as compared with December 31, 2012. Our rent expense of $376,360 for the year ended December 31, 2013, includes $392,335 of rent paid in cash, net of $15,975 non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term. Our rent paid in cash of $392,335 includes $13,924 of real estate tax escalation charges on our corporate headquarters located at 1450 Broadway in New York City. Directors' fees and expenses decreased by $50,907, or 17.2 percent, for the year ended December 31, 2013, as compared with December 31, 2012, primarily owing to a smaller Board of Directors in 2013.

Professional fees increased by $254,024, or 25.4 percent, for the year ended December 31, 2013, as compared with December 31, 2012, primarily as a result of an increase in certain legal fees related to establishing our Loan Facility, offset by a decrease in consulting and accounting fees. Interest and other debt expense increased by $68,295, or 141.9 percent, for the year ended December 31, 2013, as compared with December 31, 2012, primarily as a result of non-utilization fees associated with our Loan Facility with Orix Corporate Capital, Inc. Custody fees increased by $9,109, or 18.5 percent, for the year ended December 31, 2013, as compared with December 31, 2012.

Realized Gains and Losses from Investments:

During the years ended December 31, 2014, 2013, and 2012, we realized net (losses) gains on investments of $(5,083,625), $18,516,268 and $2,406,433, respectively. For the years ended December 31, 2014, 2013, and 2012, we realized net (losses) gains from investments, before taxes, of $(5,065,729), $18,544,262 and $2,421,669, respectively. Income tax expense for the years ended December 31, 2014, 2013 and 2012 was $17,896, $27,994 and $15,236, respectively.

During the year ended December 31, 2014, we realized net losses of $5,065,729, consisting primarily of realized losses on the value of our investments in Kovio, Inc., of $7,299,533, and Contour Energy Systems, Inc., of $4,488,576, offset by a realized gain of $3,947,151 on the sale of our investment in Molecular Imprints, Inc., a realized gain of $16,000 on the early repayment of the senior secured debt by OHSO Clean, Inc., a realized gain of $68,371 on the sale of certain warrants of GEO Semiconductor, Inc., a realized gain of $204,442 on the sale of 575,756 shares of Champions Oncology, Inc., a realized gain of $1,129,054 on the sale of 117,834 shares of Solazyme, Inc., and a realized gain of $232,079 on the repurchase and expiration of certain Solazyme written call option contracts. At December 31, 2014, we still owned 2,523,895 and 50,000 shares of Champions Oncology and Solazyme, respectively. We also had a realized gain of $588,440 on our escrow payment from the sale of Xradia, Inc., and a realized gain of $536,813 on our investment in rights to milestone payments from Amgen, Inc.

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

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the year ended December 31, 2014, net unrealized depreciation on total investments increased by $585,068.

During the year ended December 31, 2013, net unrealized depreciation on total investments increased by $18,283,020.

During the year ended December 31, 2012, net unrealized depreciation on total investments increased by $13,589,990.

During the year ended December 31, 2014, net unrealized depreciation on our venture capital investments increased by $576,141, from net unrealized depreciation of $22,030,334 at December 31, 2013, to net unrealized depreciation of $22,606,475 at December 31, 2014, owing primarily to a net increase in unrealized depreciation of $3,872,348 on our investment in Molecular Imprints, Inc., resulting from a realized gain on the sale of its securities, offset by a net decrease in unrealized depreciation on our investment in Contour Energy Systems, Inc., of $4,419,151 resulting in a realized loss on this investment owing to its liquidation and dissolution, and Kovio, Inc., of $7,299,533 resulting in a realized loss on this investment when such securities were deemed worthless. We also had the following write-downs in the valuations of the following portfolio company investments:

Investment	Amount of Write-Down

SiOnyx, Inc.	4,993,851
Cambrios Technologies Corporation	2,868,013
HzO, Inc.	2,515,023
Champions Oncology, Inc.	2,042,182
Ensemble Therapeutics Corporation	1,218,444
Cobalt Technologies, Inc.	901,558
Senova Systems, Inc.	359,776
Ultora, Inc.	352,388
Mersana Therapeutics, Inc.	219,770
Laser Light Engines, Inc.	195,806
ABSMaterials, Inc.	179,986
Accelerator IV – New York Corporation	164,385
OhSo Clean, Inc.	44,043
AgBiome, LLC	32,036
NanoTerra, Inc.	29,112
GEO Semiconductor, Inc.	17,708
Metabolon, Inc.	2,645

The write-downs for the year ended December 31, 2014, were offset by write-ups in the valuations of the following portfolio company investments:

Investment	Amount of Write-Up

Enumeral Biomedical Corp.	3,937,669
D-Wave Systems, Inc.	2,448,031
Produced Water Absorbents, Inc.	1,491,898
Nantero, Inc.	399,158
Bridgelux, Inc.	390,435
Nanosys, Inc.	224,040
SynGlyco, Inc.	152,662
Adesto Technologies Corporation	121,875
OpGen, Inc.	80,191
EchoPixel, Inc.	62,425
UberSeq, Inc.	6,159

We had an increase in unrealized depreciation of $1,420,247 on our investment in Solazyme, Inc., primarily owing to realized gains on the partial sale of the securities.

We had an increase in unrealized depreciation owing to foreign currency translation of $788,951 on our investment in D-Wave Systems, Inc.

We had an increase in unrealized depreciation of $722 on the rights to milestone payments from Canon, Inc.’s acquisition of Molecular Imprints, Inc.

We had a decrease in unrealized depreciation of $609,626 on the rights to milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc.

Unrealized appreciation on our U.S. government securities portfolio decreased from unrealized appreciation of $45 at December 31, 2013, to $0 at December 31, 2014. We did not hold any U.S. government securities at December 31, 2014.

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

Financial Condition

December 31, 2014

At December 31, 2014, our total assets and net assets were $112,094,861 and $109,654,427, respectively. At December 31, 2013, they were $125,063,946 and $122,701,575, respectively.

At December 31, 2014, our net asset value per share was $3.51, as compared with $3.93 at December 31, 2013. At December 31, 2014, and December 31, 2013, our shares outstanding were 31,280,843 and 31,197,438, respectively.

Significant developments in the year ended December 31, 2014, included a decrease in the holdings of our venture capital investments of $4,134,619 and a decrease in our cash and treasury holdings of $6,790,044. The decrease in the value of our venture capital investments from $93,899,459 at December 31, 2013, to $89,764,840 at December 31, 2014, resulted primarily from a net decrease of $2,043,780 owing to the sale of certain of our shares of Solazyme, Inc., and Champions Oncology, Inc., and a decrease in the net value of our venture capital investments of $16,367,647, offset by new and follow-on investments of $14,276,808. The decrease in our cash and treasury holdings from $27,538,358 at December 31, 2013, to $20,748,314 at December 31, 2014, is primarily owing to new and follow-on venture capital investments totaling $14,276,808 and to the payment of cash for operating expenses of $7,547,034, offset by net proceeds of $2,043,780 received from the sale of certain of our shares of Solazyme and Champions Oncology, net premium proceeds of $119,697 received from certain Solazyme written call options, $2,374,827 received from the portion of our payment held in escrow from the sale of Xradia, Inc., $6,486,461 received from the sale of Molecular Imprints, Inc., $2,070,955 received from our rights to milestone payments from Amgen, Inc., associated with the sale of BioVex Group, Inc., $549,238 received from the repayment of the senior secured debt of OHSO Clean, Inc., $48,071 from the payment of the principal amount plus accrued interest of a convertible promissory note invested in Nanosys, Inc., and $79,310 received from the sale of certain warrants held in GEO Semiconductor, Inc.

The following table is a summary of additions to our portfolio of venture capital investments made during the year ended December 31, 2014:

New Investments	Amount of Investment

UberSeq, Inc.	$500,000
TARA Biosystems, Inc.	300,020
Accelerator IV-New York Corporation	216,012

Follow-On Investments	Amount of Investment

HZO, Inc.	$2,000,003
Enumeral Biomedical Holdings, Inc.	1,500,000
Produced Water Absorbents, Inc.	1,000,268
Produced Water Absorbents, Inc.	1,000,000
Enumeral Biomedical Corp.	935,000
D-Wave Systems, Inc.	762,568
Produced Water Absorbents, Inc.	750,000
ABSMaterials, Inc.	500,000
Senova Systems, Inc.	500,000
EchoPixel,Inc.	500,000
SiOnyx, Inc.	415,635
Senova Systems, Inc.	350,000
Produced Water Absorbents, Inc.	330,677
Enumeral Biomedical Corp.	250,000
Senova Systems, Inc.	250,000
OpGen, Inc.	250,000
OpGen, Inc.	245,017
Mersana Therapeutics, Inc.	240,500
OpGen, Inc.	209,020
HZO, Inc.	206,997
OpGen, Inc.	200,000
D-Wave Systems, Inc.	170,043
OpGen, Inc.	120,000
ProMuc, Inc.	100,000
OpGen, Inc.	100,000
SiOnyx, Inc.	93,976
Ultora, Inc.	86,039
SiOnyx, Inc.	68,999
Enumeral Biomedical Corp.	65,000
Laser Light Engines, Inc.	19,331
Ultora, Inc.	17,208
Laser Light Engines, Inc.	13,745
Ultora, Inc.	10,750

Total	$14,276,808

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

Significant developments in the year ended December 31, 2013, included a decrease in the holdings of our venture capital investments of $14,102,732 and an increase in our cash and treasury holdings of $5,160,367. The decrease in the value of our venture capital investments from $108,002,191 at December 31, 2012, to $93,899,459 at December 31, 2013, resulted primarily from a net decrease of $16,302,653 owing to the sale of certain of our shares of Solazyme, Inc., Champions Oncology, Inc., and NeoPhotonics Corporation, a net decrease of $12,303,684 owing to the sale of our investment in Xradia, Inc., and a net decrease in the net value of our venture capital investments of $3,572,683, offset by an increase owing to two new and 37 follow-on investments of $18,076,288. The increase in our cash and treasury holdings from $22,377,991 at December 31, 2012, to $27,538,358 at December 31, 2013, is primarily owing to net proceeds of $16,302,653 received from the sale of certain of our shares of Solazyme, NeoPhotonics and Champions Oncology, net premium proceeds of $629,921 received from certain Solazyme and NeoPhotonics option contracts, $1,222,830 received from the portion of our payments held in escrow from the sales of Innovalight, Inc., and Crystal IS, Inc., and $12,838,244 received from the sale of Xradia, Inc., offset by the payment of cash for operating expenses of $7,317,388 and to new and follow-on venture capital investments totaling $18,076,288.

The following table is a summary of additions to our portfolio of venture capital investments made during the year ended December 31, 2013:

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

The following tables summarize the values of our portfolios of venture capital investments and U.S. government securities, as compared with their cost, at December 31, 2014, and December 31, 2013:

	December 31, 2014	December 31, 2013
Venture capital investments, at cost	$112,371,315	$115,929,793
Net unrealized (depreciation) (1)	(22,606,475)	(22,030,334)
Venture capital investments, at value	$89,764,840	$93,899,459

	December 31, 2014	December 31, 2013
U.S. government securities, at cost	$0	$18,999,765
Net unrealized appreciation(1)	0	45
U.S. government securities, at value	$0	$18,999,810

(1)At December 31, 2014, and December 31, 2013, the net accumulated unrealized depreciation on investments, including written call options was $22,606,475 and $22,021,407, respectively.

Cash Flow

Year Ended December 31, 2014

Net cash provided by operating activities for the year ended December 31, 2014, was $12,361,457, primarily reflecting the net sale of U.S. government securities of $18,999,008 and proceeds from the sale of investments of $13,655,918, offset by the purchase of venture capital investments of $14,276,808 and the payment of operating expenses.

Net cash used in investing activities for the year ended December 31, 2014, was $26,940, primarily reflecting the purchase of fixed assets.

Cash used in financing activities for the year ended December 31, 2014, was $124,751, resulting from the net settlement of restricted stock awards.

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

We fund our day-to-day operations using interest earned and proceeds from our cash holdings, the sales of our investments in U.S. government securities, when applicable, and interest earned from our venture debt securities. We believe the increase or decrease in the value of our venture capital investments does not materially affect the day-to-day operations of the Company or our daily liquidity. As of December 31, 2014, and December 31, 2013, we had no investments in money market mutual funds.

Our Loan Facility may be used to fund our investments and not for the payment of day-to-day operating expenses. As of December 31, 2014, we had no debt outstanding. We have not issued any debt securities, and, therefore, are not subject to credit agency downgrades.

As a venture capital company, it is critical that we have capital available to support our best companies until we have an opportunity for liquidity in our investments. As such, we seek to continue to maintain a substantial amount of liquid capital on our balance sheet.

Although we cannot predict future market conditions, we continue to believe that our current cash and U.S. government security holdings and our ability to adjust our investment pace will provide us with adequate liquidity to execute our current business strategy.

Except for a rights offering, we are generally not able to issue and sell our common stock at a price below our net asset value per share, exclusive of any distributing commission or discount, without shareholder approval. As of December 31, 2014, our net asset value per share was $3.51 per share and our closing market price was $2.95 per share. We do not currently have shareholder approval to issue or sell shares below our net asset value per share.

December 31, 2014

At December 31, 2014, and December 31, 2013, our total net primary and secondary liquidity was $29,620,665 and $33,620,478, respectively.

At December 31, 2014, and December 31, 2013, our total net primary liquidity was $20,978,792 and $28,073,184, respectively. Our primary liquidity is principally comprised of our cash, U.S. government securities, when applicable, and certain receivables. The decrease in our primary liquidity from December 31, 2013, to December 31, 2014, is primarily owing to the use of funds for investments totaling $14,276,808 and payment of net operating expenses, offset by the receipt of $2,070,955 from our rights to milestone payments from Amgen, Inc., associated with the sale of BioVex Group, Inc., $2,374,827 from the portion of our upfront payment held in escrow from the sale of Xradia, Inc., $6,486,461 from the sale of Molecular Imprints, Inc., $549,238 from the payment of the senior secured debt of OHSO Clean, Inc., $48,071 from the payment of the principal amount plus accrued interest of a convertible promissory note invested in Nanosys, Inc., $79,310 of total proceeds due of $158,621 from the sale of certain warrants of GEO Semiconductor, Inc., with the remaining proceeds due of $79,311 included in our receivables as of December 31, 2014, and net proceeds of $2,043,780 from the sales of certain of our shares of Solazyme, Inc., and Champions Oncology, Inc. During the year ended December 31, 2014, we also purchased and sold call option contracts on our publicly traded positions generating net proceeds of $119,697.

At December 31, 2014, and December 31, 2013, our secondary liquidity was $8,641,873 and $5,547,294, respectively. Secondary liquidity does not include the value of warrants or options we hold in Champions Oncology, Inc., or Enumeral Biomedical Holdings, Inc. Our secondary liquidity consists of our publicly traded securities. Although these companies are publicly traded, their stock may not trade at high volumes and prices can be volatile, which may restrict our ability to sell our positions at any given time. We may also be restricted for a period of time in selling our positions in these companies due to our shares being unregistered. As of December 31, 2014, our publicly traded securities of Enumeral Biomedical were restricted from sale.

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

On September 24, 2009, we signed a ten-year lease for approximately 6,900 square feet of office space located at 1450 Broadway, New York, New York. The lease commenced on January 21, 2010, with these offices replacing our corporate headquarters previously located at 111 West 57th Street in New York City. The base rent is $36 per square foot with a 2.5 percent increase per year over the 10 years of the lease, subject to a full abatement of rent for four months and a rent credit for six months throughout the lease term. The lease expires on December 31, 2019. Total rent expense for this office space in New York City was $253,446 in 2014, $242,806 in 2013, and $238,202 in 2012. Future minimum lease payments in each of the following years are: 2015 - $280,673; 2016 - $287,690; 2017 - $294,882; 2018 - $302,254; and 2019 - $309,811.

On July 1, 2008, we signed a five-year lease for office space at 420 Florence Street, Suite 200, Palo Alto, California, which commenced on August 1, 2008, and expired on August 31, 2013. Total rent expense for this office space in Palo Alto was $0 in 2014, $92,787 in 2013 and $136,816 in 2012.

On April 26, 2011, we signed a one-year lease for office space at 530 Lytton Avenue, 2nd Floor, Palo Alto, California, commencing on July 1, 2011, and expiring on June 30, 2012. The lease has been renewed annually commencing on July 1, 2012, and currently expires on June 30, 2015. Total rent expense for this office space in Palo Alto was $40,474 in 2014, $34,325 in 2013 and $28,916 in 2012. Future minimum lease payments in 2015 are $20,423.

On March 22, 2012, we signed a one-year lease for office space at 140 Preston Executive Drive, Space "L," Cary, North Carolina, commencing on April 1, 2012, and expiring on March 31, 2013. The lease was renewed commencing on April 1, 2013, and expired on March 31, 2014. Total rent expense for this office space in Cary was $1,717 in 2014, $6,442 in 2013 and $4,725 in 2012.

On March 17, 2014, we signed a month-to-month lease for office space at 213 Fayetteville Street, Raleigh, North Carolina, commencing on March 24, 2014, through December 31, 2014. Total rent expense for this office space in Raleigh was $3,411 in 2014.

December 31, 2013

At December 31, 2013, and December 31, 2012, our total net primary and secondary liquidity was $33,643,980 and $38,231,691, respectively.

At December 31, 2013, and December 31, 2012, our total net primary liquidity was $28,073,184 and $22,461,202, respectively. Our primary liquidity is principally comprised of our cash, U.S. government securities, when applicable, and certain receivables. The increase in our primary liquidity from December 31, 2012, to December 31, 2013, is primarily owing to the receipt of our initial payment of $12,838,244 from the sale of Xradia, Inc., the receipt of $1,222,830 from the portion of our upfront payments held in escrow from the sale of Innovalight, Inc., and Crystal IS, Inc., and net proceeds of $16,302,653 received from the sales of certain of our shares of Solazyme, Inc., Champions Oncology, Inc., and NeoPhotonics Corporation, offset by the use of funds for investments and payment of net operating expenses. During the year ended December 31, 2013, we also purchased and sold call option and put option contracts on our publicly traded positions generating net proceeds of $629,291.

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

Borrowings

On September 30, 2013, the Company entered into the Loan Facility, which may be used to fund investments in portfolio companies. The Loan Facility replaced the Company’s prior credit facility with TD Bank, NA. The Loan Facility, among other things, matures on September 30, 2017, and bears interest at 10 percent per annum in cash. The Company has the option to have interest accrue at a rate of 13.5 percent per annum if the Company decides not to pay interest in cash monthly. The Company currently plans to pay interest in cash if and when any borrowings are outstanding. The Loan Facility also requires payment of a draw fee on each borrowing equal to 1.0 percent of such borrowing and an unused commitment fee of 1.0 percent per annum. Interest and fee payments under the Loan Facility are made quarterly in arrears. The Company may prepay the loans or reduce the aggregate commitments under the Loan Facility at any time prior to the maturity date, as long as certain conditions are met, including payment of required prepayment or termination fees. The Loan Facility is secured by all of the assets of the Company and its wholly owned subsidiaries, subject to certain customary exclusions. The Loan Facility contains certain affirmative and negative covenants, including without limitation: (a) maintenance of certain minimum liquidity requirements; (b) maintenance of an eligible asset leverage ratio of not less than 4.0:1.0; (c) limitations on liens; (d) limitations on the incurrence of additional indebtedness; and (e) limitations on structural changes, mergers and disposition of assets (other than in the normal course of our business activities). There were no borrowings at closing, and at December 31, 2014, and December 31, 2013, the Company had no outstanding debt.

On September 30, 2013, the Company terminated its prior credit facility with TD Bank, N.A. As of December 31, 2013, there was no principal outstanding under the prior credit facility and no termination fees were incurred in connection with terminating the prior credit facility.

At December 31, 2014, and December 31, 2013, the Company had no outstanding debt. The weighted average annual interest rate for the year ended December 31, 2014, and December 31, 2013, was zero percent, exclusive of amortization of closing fees and other expenses related to establishing the prior credit facility. The remaining capacity under the Loan Facility was $20,000,000 at December 31, 2014. Unamortized fees and expenses of $480,921 related to establishing the Loan Facility are included as "Prepaid expenses" as of December 31, 2014. These amounts are amortized over the term of the Loan Facility. At December 31, 2014, the Company was in compliance with all covenants required by the Loan Facility.

Legislation was introduced in the U.S. House of Representatives during the 113th Congress intended to revise certain regulations applicable to BDCs. The legislation, among other things, provides for increasing the amount of funds BDCs may borrow by reducing the asset coverage ratio from 200 percent to 150 percent. As a result, we may be able to incur additional indebtedness in the future, and, therefore, the risk of an investment in shares of our common stock may increase.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows:

Payments Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Multi-Draw Loan Facility(1)	$0	$0	$0	$0	$0
Operating leases	$1,495,733	$301,096	$582,572	$612,065	$0

(1)As of December 31, 2014, we had $20,000,000 of unused borrowing capacity under our Loan Facility.

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

The Company's aggregate operating and investment commitments in Accelerator amounted to $666,667 and $3,333,333, respectively. During the year ended December 31, 2014, $216,012 in capital was called, all of which related to the operating commitment. As of December 31, 2014, the Company had remaining unfunded commitments of $450,655 and $3,333,333, or approximately 67.6 percent and 100 percent, of the total operating and investment commitments, respectively. The withdrawal of contributed capital is not permitted. The transfer or assignment of capital is subject to approval by Accelerator.

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

Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments" for additional information. As of December 31, 2014, our financial statements include venture capital investments valued at $88,374,145, the fair values of which were determined in good faith by, or under the direction of, the Board of Directors. As of December 31, 2014, approximately 81 percent of our net assets represent investments in portfolio companies at fair value by the Board of Directors.

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

Historically, difficult venture capital environments have resulted in companies not receiving financing and being subsequently closed down with a loss of investment to venture investors, and other companies receiving financing but at significantly lower valuations than the preceding rounds, leading to very deep dilution for those who do not participate in the new rounds of investment. Our best estimate of this non-performance risk has been quantified and included in the valuation of our portfolio companies as of December 31, 2014.

All investments recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels related to the amount of subjectivity associated with the inputs to fair valuation of these assets are as discussed above.

As of December 31, 2014, approximately 98.5 percent of our portfolio company investments were classified as Level 3 in the hierarchy, indicating a high level of judgment required in their valuation.

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

The discount rate reflects the current rate at which the post-retirement medical benefit and pension liabilities could be effectively settled considering the timing of expected payments for plan participants. In estimating this rate, we consider the Citigroup Pension Liability Index in the determination of the appropriate discount rate assumptions. The weighted average rate we utilized to measure our post retirement medical benefit obligation as of December 31, 2014, and to calculate our 2015 expense was 3.83 percent. We used a discount rate of 2.95 percent to calculate our pension obligation for the Executive Mandatory Retirement Benefit Plan.

Recent Developments - Portfolio Companies

On January 21, 2015, the Company made a $195,303 follow-on investment in Nantero, Inc., a privately held portfolio company.

On January 23, 2015, the Company made a $500,000 follow-on investment in Produced Water Absorbents, Inc., a privately held portfolio company.

On January 29, 2015, the Company made a $103,500 follow-on investment in SiOnyx, Inc., a privately held portfolio company.

On January 29, 2015, the Company made a $262,215 follow-on investment in Accelerator IV-New York Corporation, a privately held portfolio company. This investment was made pursuant to our operating commitment of which $188,440 remains unfunded. We continue to have an unfunded investment commitment of $3,333,333.

On February 5, 2015, the Company made a $250,000 new investment in Orig3n, Inc., a privately held portfolio company.

On February 5, 2015, the Company made a $200,000 new investment in Phylagen, Inc., a privately held portfolio company.

On February 17, 2015, the Company made a $484,203 follow-on investment in Produced Water Absorbents, Inc., a privately held portfolio company.

On February 17, 2015, the Company made a $208,035 follow-on investment in OpGen, Inc., a privately held portfolio company.

On February 20, 2015, the Company made a $104,521 follow-on investment in Mersana Therapeutics, Inc., a privately held portfolio company.

On March 2, 2015, the Company made a $300,000 follow-on investment in Metabolon, Inc., a privately held portfolio company.

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

Foreign Currency Risk

Most of our investments are denominated in U.S. dollars. We currently have one investment denominated in Canadian dollars. We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates. The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates is $530,304 at December 31, 2014.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the results of this assessment, management (including our Chief Executive Officer and Chief Financial Officer) has concluded that, as of December 31, 2014, the Company's internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears on page 100 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Harris & Harris Group, Inc.:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, of comprehensive income, of changes in net assets and of cash flows and the financial highlights present fairly, in all material respects, the financial position of Harris & Harris Group, Inc. and its subsidiaries (hereafter referred to as the "Company") at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows, and the changes in their net assets for each of the three years in the period ended December 31, 2014, and the financial highlights for each of the five years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, the financial highlights and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. Our procedures included confirmation of securities at December 31, 2014 by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2, the financial statements include fair value measurements which have been estimated by the Board of Directors using significant unobservable inputs in the absence of observable inputs. As discussed in Note 2, at December 31, 2014, fair value measurements estimated using significant unobservable inputs are $88,680,947 (80.9% of net assets).

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

/s/ PricewaterhouseCoopers LLP

New York, New York

March 16, 2015

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2014	December 31, 2013

ASSETS

Investments, in portfolio securities at value:
Unaffiliated privately held companies (cost: $22,304,047 and $29,277,213, respectively)	$13,854,906	$29,199,564
Unaffiliated rights to milestone payments (adjusted cost basis: $2,387,278 and $3,291,750, respectively)	3,193,865	3,489,433
Unaffiliated publicly traded securities (cost: $1,741,128 and $2,451,410, respectively)	1,398,085	5,570,796
Non-controlled affiliated privately held companies (cost: $67,236,533 and $71,843,448, respectively)	58,470,864	54,287,040
Non-controlled affiliated publicly traded companies (cost: $5,591,299 and $0, respectively)	8,384,641	0
Controlled affiliated privately held companies (cost: $13,111,030 and $9,065,972, respectively)	4,462,479	1,352,626
Total, investments in private portfolio companies, rights to milestone payments and public securities at value (cost: $112,371,315 and $115,929,793, respectively)	$89,764,840	$93,899,459
Investments, in U.S. Treasury securities at value (cost: $0 and $18,999,765, respectively)	0	18,999,810
Cash	20,748,314	8,538,548
Receivable from sales of investments (Note 2)	0	448,886
Funds held in escrow from sales of investments at value (Note 2)	306,802	1,786,390
Receivable from portfolio company	160,877	54,160
Interest receivable	62,482	22,804
Prepaid expenses	754,856	991,409
Other assets	296,690	322,480
Total assets	$112,094,861	$125,063,946

LIABILITIES & NET ASSETS

Post retirement plan liabilities (Note 9)	$1,267,615	$1,120,262
Accounts payable and accrued liabilities	841,915	785,608
Deferred rent	330,904	353,001
Written call options payable (premiums received:
$0 and $112,382, respectively) (Note 6)	0	103,500
Total liabilities	$2,440,434	$2,362,371

Commitments and contingencies (Note 11)

Net assets	$109,654,427	$122,701,575

Net assets are comprised of:
Preferred stock, $0.10 par value, 2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares authorized at 12/31/14 and 12/31/13; 33,109,583 issued at 12/31/14 and 33,026,178 issued at 12/31/13	331,096	330,262
Additional paid in capital (Note 7)	215,051,662	214,320,241
Accumulated net operating and realized loss	(80,434,528)	(67,449,176)
Accumulated unrealized depreciation of investments	(22,606,475)	(22,021,407)
Accumulated other comprehensive income (Note 9)	718,203	927,186
Treasury stock, at cost (1,828,740 shares at 12/31/14 and 12/31/13)	(3,405,531)	(3,405,531)

Net assets	$109,654,427	$122,701,575
Shares outstanding	31,280,843	31,197,438
Net asset value per outstanding share	$3.51	$3.93

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012

Investment income:
Interest from:
Unaffiliated companies	$121,345	$245,377	$252,138
Non-controlled affiliated companies	91,768	(17,877)	91,500
Controlled affiliated companies	155,827	101,723	169,554
Cash and U.S. Treasury securities and other	9,583	15,436	45,175
Fees for providing managerial assistance to portfolio companies	86,667	0	0
Yield-enhancing fees on debt securities	52,610	46,243	56,274
Rental income from sublease	0	80,000	107,586
Total investment income	517,800	470,902	722,227

Expenses:
Salaries, benefits and stock-based compensation (Note 7)	4,869,716	5,352,672	6,582,714
Administration and operations	679,630	654,949	702,588
Professional fees	1,384,716	1,255,796	1,001,772
Rent (Note 11)	299,048	376,360	408,659
Insurance expense	321,713	377,545	377,065
Directors' fees and expenses	373,627	245,801	296,708
Interest and other debt expense	377,658	116,421	48,126
Custody fees	60,070	58,458	49,349
Depreciation	53,349	55,106	58,589
Total expenses	8,419,527	8,493,108	9,525,570

Net operating loss	(7,901,727)	(8,022,206)	(8,803,343)

Net realized (loss) gain:
Realized gain (loss) from investments:
Unaffiliated companies	4,031,521	105,313	546,055
Unaffiliated rights to milestone payments	536,813	0	0
Non-controlled affiliated companies	(11,199,639)	6,388,601	475,844
Publicly traded companies	1,333,497	12,123,019	(205,919)
Written call options	232,079	(282)	1,605,907
Purchased put options	0	(72,209)	0
U.S. Treasury securities/other	0	(180)	(218)
Realized (loss) gain from investments	(5,065,729)	18,544,262	2,421,669

Income tax expense (Note 10)	17,896	27,994	15,236
Net realized (loss) gain from investments	(5,083,625)	18,516,268	2,406,433

Net (increase) decrease in unrealized depreciation on investments:
Investments	(576,186)	(18,284,402)	(13,477,490)
Written call options	(8,882)	1,382	(112,500)
Net (increase) decrease in unrealized depreciation on investments	(585,068)	(18,283,020)	(13,589,990)

Net realized and unrealized (loss) gain on investments	$(5,668,693)	$233,248	$(11,183,557)

Net decrease in net assets resulting from operations:

Total	$(13,570,420)	$(7,788,958)	$(19,986,900)

Per average basic and diluted outstanding share	$(0.43)	$(0.25)	$(0.65)

Average outstanding shares – basic and diluted	31,222,877	31,138,716	31,000,919

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012

Net decrease resulting from operations	$(13,570,420)	$(7,788,958)	$(19,986,900)

Other comprehensive (loss) income:

Prior service cost (Note 9)	0	1,101,338	0
Amortization of prior service cost	(208,983)	(174,152)	0

Other comprehensive (loss) income	(208,983)	927,186	0

Comprehensive loss	$(13,779,403)	$(6,861,772)	$(19,986,900)

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012

Cash flows provided by (used in) operating activities:
Net decrease in net assets resulting from operations	$(13,570,420)	$(7,788,958)	$(19,986,900)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (loss) gain and change in unrealized depreciation on investments	5,650,797	(261,242)	11,168,321
Depreciation of fixed assets, amortization of premium or discount on U.S. government securities and prepaid assets and accretion of bridge note interest	(109,857)	35,600	(161,781)
Stock-based compensation expense	857,006	1,249,756	2,928,943
Amortization of prior service cost	(208,983)	(174,152)	0
Purchase of U.S. government securities	(19,999,044)	(144,596,150)	(36,492,162)
Sale of U.S. government securities	38,998,052	139,590,790	22,498,512
Purchase of affiliated portfolio companies	(14,016,308)	(17,257,408)	(14,102,326)
Purchase of unaffiliated portfolio companies	(240,500)	(818,880)	(2,409,615)
Payments received on debt investments	953,997	860,641	623,428
Proceeds from sale of investments	13,655,918	29,916,408	8,201,603
Proceeds from call option premiums	338,229	1,040,127	3,082,636
Payments for put and call option purchases	(218,532)	(410,363)	(1,442,079)

Changes in assets and liabilities:
Restricted funds	0	10,015	1,502,016
Receivable from portfolio company	(106,717)	(30,330)	13,501
Interest receivable	(39,678)	26,264	(34,433)
Prepaid expenses	236,553	(193,999)	301,448
Other assets	(619)	12,937	6,636
Post retirement plan liabilities	147,353	17,753	215,489
Accounts payable and accrued liabilities	56,307	(216,910)	355,244
Deferred rent	(22,097)	(15,976)	(10,003)

Net cash provided by (used in) operating activities	12,361,457	995,923	(23,741,522)

Cash flows from investing activities:
Purchase of fixed assets	(26,940)	(13,303)	(15,922)

Net cash used in investing activities	(26,940)	(13,303)	(15,922)

Cash flows from financing activities:
Payment of withholdings related to net settlement of restricted stock	(124,751)	(123,183)	(204,839)
Payment of loan facility closing fees	0	(700,000)	0
Payment of credit facility (Note 4)	0	0	(1,500,000)

Net cash used in financing activities	(124,751)	(823,183)	(1,704,839)

Net increase (decrease) in cash	$12,209,766	$159,437	$(25,462,283)

Cash at beginning of the year	8,538,548	8,379,111	33,841,394
Cash at end of the year	$20,748,314	$8,538,548	$8,379,111

Supplemental disclosures of cash flow information:
Income taxes paid	$17,896	$24,177	$8,075
Interest paid	$0	$0	$27,112

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012

Changes in net assets from operations:

Net operating loss	$(7,901,727)	$(8,022,206)	$(8,803,343)
Net realized (loss) gain on investments	(5,083,625)	18,516,268	2,406,433
Net (increase) in unrealized depreciation on investments	(576,186)	(18,284,402)	(13,477,490)
Net (decrease) increase in unrealized appreciation on written call options	(8,882)	1,382	(112,500)

Net decrease in net assets resulting from operations	(13,570,420)	(7,788,958)	(19,986,900)

Changes in net assets from capital stock transactions:

Acquisition of vested restricted stock awards to pay required employee withholding tax	(124,751)	(123,183)	(203,676)
Stock-based compensation expense	857,006	1,249,756	2,928,943

Net increase in net assets resulting from capital stock transactions	732,255	1,126,573	2,725,267

Changes in net assets from accumulated other comprehensive (loss) income:

Other comprehensive (loss) income	(208,983)	927,186	0

Net (decrease) increase in net assets resulting from accumulated other comprehensive (loss) income	(208,983)	927,186	0

Net decrease in net assets	(13,047,148)	(5,735,199)	(17,261,633)

Net Assets:

Beginning of the year	122,701,575	128,436,774	145,698,407

End of the year	$109,654,427	$122,701,575	$128,436,774

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 16.8% of net assets at value

Private Placement Portfolio (Illiquid) (4) – 12.6% of net assets at value

Bridgelux, Inc. (5)(8)(9)		Energy
Manufacturing high-power light emitting diodes (LEDs) and arrays
Series B Convertible Preferred Stock	(M)		$1,000,000	1,861,504	$607,692
Series C Convertible Preferred Stock	(M)		1,352,196	2,130,699	826,294
Series D Convertible Preferred Stock	(M)		1,371,622	999,999	787,915
Series E Convertible Preferred Stock	(M)		672,599	440,334	724,344
Series E-1 Convertible Preferred Stock	(M)		386,073	399,579	499,686
Warrants for Series C Convertible Preferred Stock expiring 8/31/15	( I )		168,270	163,900	32,815
Warrants for Series D Convertible Preferred Stock expiring 8/31/15	( I )		128,543	166,665	35,139
Warrants for Series E Convertible Preferred Stock expiring 12/31/17	( I )		93,969	170,823	36,448
Warrants for Common Stock expiring 6/1/16	( I )		72,668	132,100	6,562
Warrants for Common Stock expiring 8/9/18	( I )		148,409	171,183	29,966
Warrants for Common Stock expiring 10/21/18	( I )		18,816	84,846	4,215
			5,413,165		3,591,076

Cambrios Technologies Corporation (5)(8)(9)		Electronics
Developing nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock	( I )		1,294,025	1,294,025	41,829
Series C Convertible Preferred Stock	( I )		1,300,000	1,300,000	42,022
Series D Convertible Preferred Stock	( I )		515,756	515,756	358,416
Series D-2 Convertible Preferred Stock	( I )		92,400	92,400	32,361
Series D-4 Convertible Preferred Stock	( I )		216,168	216,168	75,708
			3,418,349		550,336

Cobalt Technologies, Inc. (5)(8)(9)(10)		Energy
Developing processes for making bio- butanol through biomass fermentation
Series C-1 Convertible Preferred Stock	(M)		749,998	352,112	0
Series D-1 Convertible Preferred Stock	(M)		122,070	48,828	0
Series E-1 Convertible Preferred Stock	(M)		114,938	46,089	0
Warrants for Series E-1 Pref. Stock expiring on 10/9/22	( I )		2,781	1,407	0
Warrants for Series E-1 Pref. Stock expiring on 3/11/23	( I )		5,355	2,707	0
			995,142		0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 16.8% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) – 12.6% of net assets at value (Cont.)

GEO Semiconductor Inc. (5)(11)		Electronics
Developing programmable, high-performance video and geometry processing solutions
Loan and Security Agreement with GEO
Semiconductor relating to the following assets:
Warrants for Series A Pref. Stock expiring on 3/1/18	( I )		$7,512	10,000	$10,919
Warrants for Series A-1 Pref. Stock expiring on 6/29/18	( I )		7,546	10,000	12,010
			15,058		22,929

Mersana Therapeutics, Inc. (5)(8)(9)(12)		Life Sciences
Developing antibody drug conjugates for cancer therapy
Series A-1 Convertible Preferred Stock	( I )		683,538	635,081	434,387
Common Stock	( I )		3,875,395	350,539	138,048
			4,558,933		572,435

Molecular Imprints, Inc. (5)(8)(9)(13)		Electronics
Manufacturing nanoimprint lithography capital equipment for non-semiconductor manufacturing markets
Series A Convertible Preferred Stock	(M)		928,884	928,884	928,884

Nanosys, Inc. (5)(8)		Energy
Developing inorganic nanowires and quantum dots for use in LED-backlit devices
Series C Convertible Preferred Stock	(M)		1,500,000	803,428	932,035
Series D Convertible Preferred Stock	(M)		3,000,003	1,016,950	2,530,003
Series E Convertible Preferred Stock	(M)		496,573	433,688	844,004
			4,996,576		4,306,042

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 16.8% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) – 12.6% of net assets at value (Cont.)

Nano Terra, Inc. (5)		Energy
Developing surface chemistry and nano- manufacturing solutions
Senior secured debt, 12.0%, maturing on 12/1/15	( I )		$349,966	$385,369	$383,180
Warrants for Series A-2 Pref. Stock expiring on 2/22/21	( I )		69,168	446,248	13
Warrants for Series C Pref. Stock expiring on 11/15/22	( I )		35,403	241,662	66,673
			454,537		449,866

Nantero, Inc. (5)(8)(9)		Electronics
Developing a high-density, nonvolatile, random access memory chip, enabled by carbon nanotubes
Series A Convertible Preferred Stock	( I )		489,999	345,070	1,440,529
Series B Convertible Preferred Stock	( I )		323,000	207,051	871,532
Series C Convertible Preferred Stock	( I )		571,329	188,315	941,639
Series D Convertible Preferred Stock	( I )		139,075	35,569	179,638
			1,523,403		3,433,338

Total Unaffiliated Private Placement Portfolio (cost: $22,304,047)					$13,854,906

Rights to Milestone Payments (Illiquid) (6) – 2.9% of net assets at value

Amgen, Inc. (8)(9)		Life Sciences
Rights to Milestone Payments from
Acquisition of BioVex Group, Inc.	( I )		$1,757,608	$1,757,608	$2,564,917

Laird Technologies, Inc. (8)(9)		Energy
Rights to Milestone Payments from Merger &
Acquisition of Nextreme Thermal Solutions, Inc.	( I )		0	0	0

Canon, Inc. (8)(9)		Electronics
Rights to Milestone Payments from
Acquisition of Molecular Imprints, Inc.	( I )		629,670	$629,670	628,948

Total Unaffiliated Rights to Milestone Payments (cost: $2,387,278)					$3,193,865

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Publicly Traded Portfolio (7) – 1.3% of net assets at value

Solazyme, Inc. (5)(9)		Energy
Developing algal biodiesel, industrial chemicals and specialty ingredients using synthetic biology
Common Stock	(M)		$118,099	50,000	$129,000

Champions Oncology, Inc. (5)(9)		Life Sciences
Developing its TumorGraftTM platform for personalized medicine and drug development
Common Stock	(M)		1,622,629	2,523,895	1,261,695
Warrants for Common Stock expiring 1/29/18	( I )		400	40,000	7,390
			1,623,029		1,269,085

Total Unaffiliated Publicly Traded Portfolio (cost: $1,741,128)					$1,398,085

Total Investments in Unaffiliated Companies (cost: $26,432,453)					$18,446,856

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 61.0% of net assets at value

Private Placement Portfolio (Illiquid) (14) – 53.3% of net assets at value

ABSMaterials, Inc. (5)(8)(9)		Energy
Developing nano-structured absorbent materials for environmental remediation
Series A Convertible Preferred Stock	( I )		$435,000	390,000	$291,875
Series B Convertible Preferred Stock	( I )		1,217,644	1,037,751	1,255,717
			1,652,644		1,547,592

Accelerator IV-New York Corporation (8)(9)(15)(16)		Life Sciences
Identifying and managing emerging biotechnology companies
Series A Common Stock	( I )		216,012	216,012	51,627

Adesto Technologies Corporation (5)(8)(9)(17)		Electronics
Developing low-power, high-performance memory devices
Series A Convertible Preferred Stock	(H)		2,200,000	6,547,619	1,652,609
Series B Convertible Preferred Stock	(H)		2,200,000	5,952,381	1,527,457
Series C Convertible Preferred Stock	(H)		1,485,531	2,122,187	632,526
Series D Convertible Preferred Stock	(H)		1,393,147	1,466,470	612,462
Series D-1 Convertible Preferred Stock	(H)		703,740	987,706	356,159
Series E Convertible Preferred Stock	(H)		2,499,999	3,508,771	10,042,110
			10,482,417		14,823,323

AgBiome, LLC (5)(8)(9)		Life Sciences
Providing early-stage research and discovery for agriculture and utilizing the crop microbiome to identify products that reduce risk and improve yield
Series A-1 Convertible Preferred Stock	( I )		2,000,000	2,000,000	2,406,210
Series A-2 Convertible Preferred Stock	( I )		521,740	417,392	583,494
			2,521,740		2,989,704

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Non-Controlled Affiliated Companies (3) – 61.0% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (14) – 53.3% of net assets at value (Cont.)

D-Wave Systems, Inc. (8)(18)		Electronics
Developing high-performance quantum computing systems
Series 1 Class B Convertible Preferred Stock	(H)		$1,002,074	1,144,869	$1,766,715
Series 1 Class C Convertible Preferred Stock	(H)		487,804	450,450	699,457
Series 1 Class D Convertible Preferred Stock	(H)		748,473	855,131	1,327,843
Series 1 Class E Convertible Preferred Stock	(H)		248,049	269,280	435,260
Series 1 Class F Convertible Preferred Stock	(H)		238,323	258,721	418,193
Series 1 Class H Convertible Preferred Stock	(H)		909,088	460,866	870,998
Series 2 Class D Convertible Preferred Stock	(H)		736,019	678,264	1,053,205
Series 2 Class E Convertible Preferred Stock	(H)		659,493	513,900	839,844
Series 2 Class F Convertible Preferred Stock	(H)		633,631	493,747	806,909
Warrants for Common Stock expiring 6/30/15	( I )		98,644	153,890	108,479
Warrants for Common Stock expiring 5/12/19	( I )		26,357	20,415	8,351
			5,787,955		8,335,254

EchoPixel, Inc. (5)(8)(9)		Life Sciences
Developing algorithms and software to improve visualization of data for life science and healthcare applications
Series Seed Convertible Preferred Stock	( I )		1,250,000	4,194,630	1,312,425

Ensemble Therapeutics Corporation (5)(8)		Life Sciences
Developing DNA-Programmed ChemistryTM for the discovery of new classes of therapeutics
Series B Convertible Preferred Stock	( I )		2,000,000	1,449,275	1,060,023
Series B-1 Convertible Preferred Stock	( I )		679,754	492,575	1,833,862
			2,679,754		2,893,885

HZO, Inc. (5)(8)(9)		Electronics
Developing novel industrial coatings that protect electronics against damage from liquids
Common Stock	( I )		666,667	405,729	322,832
Series I Convertible Preferred Stock	( I )		5,709,835	2,266,894	4,482,097
Series II Convertible Preferred Stock	( I )		2,000,003	539,710	2,113,002
			8,376,505		6,917,931

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Non-Controlled Affiliated Companies (3) – 61.0% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (14) – 53.3% of net assets at value (Cont.)

Laser Light Engines, Inc. (5)(8)		Energy
Manufactured solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	(M)		$2,000,000	7,499,062	$0
Series B Convertible Preferred Stock	(M)		3,095,802	13,571,848	0
Secured Convertible Bridge Note, 12%, acquired 10/7/11	(M)		200,000	$200,000	0
Secured Convertible Bridge Note, 12%, acquired 11/17/11	(M)		95,652	$95,652	0
Secured Convertible Bridge Note, 12%, acquired 12/21/11	(M)		82,609	$82,609	0
Secured Convertible Bridge Note, 12%, acquired 3/5/12	(M)		434,784	$434,784	0
Secured Convertible Bridge Note, 12%, acquired 7/26/12	(M)		186,955	$186,955	0
Secured Convertible Bridge Note, 20%, acquired 4/29/13	(M)		166,667	$166,667	0
Secured Convertible Bridge Note, 20%, acquired 7/22/13	(M)		166,667	$166,667	0
Secured Convertible Bridge Note, 10%, acquired 10/30/13	(M)		80,669	$80,669	0
Secured Convertible Bridge Note, 10%, acquired 2/5/14	(M)		19,331	$19,331	0
Secured Convertible Bridge Note, 10%, acquired 6/24/14	(M)		13,745	$13,745	0
			6,542,881		0

Metabolon, Inc. (5)(8)(9)		Life Sciences
Developing service and diagnostic products through the use of a metabolomics, or biochemical, profiling platform
Series B Convertible Preferred Stock	(H)		2,500,000	371,739	2,781,374
Series B-1 Convertible Preferred Stock	(H)		706,214	148,696	1,158,654
Series C Convertible Preferred Stock	(H)		1,000,000	1,000,000	2,535,525
Series D Convertible Preferred Stock	(H)		1,499,999	835,882	2,179,624
Series E Convertible Preferred Stock	(H)		1,225,000	444,404	1,556,847
Warrants for Series B-1 Convertible Preferred
Stock expiring 3/25/15	( I )		293,786	74,348	484,535
			7,224,999		10,696,559

OpGen, Inc. (8)(19)		Life Sciences
Developing tools for genomic sequence assembly and analysis
Series A Convertible Preferred Stock	(H)		610,017	610,017	606,252
Common Stock	(H)		3,260,000	29,883	22,752
Secured Convertible Bridge Note, 8%, acquired 7/11/14	(H)		216,991	$209,020	273,908
Secured Convertible Bridge Note, 8%, acquired 10/16/14	(H)		254,278	$250,000	256,571
Secured Convertible Bridge Note, 8%, acquired 11/14/14	(H)		202,133	$200,000	203,633
Secured Convertible Bridge Note, 8%, acquired 12/29/14	(H)		100,067	$100,000	100,561
			4,643,486		1,463,677

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 61.0% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (14) – 53.3% of net assets at value (Cont.)

Produced Water Absorbents, Inc. (5)(8)		Energy
Developing nano-structured absorbent materials for environmental remediation of contaminated water in the oil and gas industries
Series A Convertible Preferred Stock	(M)		$1,000,000	1,000,000	$300,215
Series B Convertible Preferred Stock	(M)		1,496,865	5,987,460	2,188,272
Series B-2 Convertible Preferred Stock	(M)		1,015,427	4,322,709	1,579,844
Series B-3 Convertible Preferred Stock	(M)		978,641	3,914,564	1,430,677
Series C Convertible Preferred Stock	(M)		1,000,268	2,667,380	755,130
Subordinated Secured Debt, 12%, maturing on 6/30/15	(M)		979,253	$1,000,000	979,450
Warrants for Series B-2 Preferred Stock expiring upon liquidation event	( I )		65,250	300,000	44,014
			6,535,704		7,277,602

SiOnyx, Inc. (5)(8)		Electronics
Developing silicon-based optoelectronic products enabled by its proprietary Black Silicon
Series A Convertible Preferred Stock	( I )		750,000	233,499	0
Series A-1 Convertible Preferred Stock	( I )		890,000	2,966,667	0
Series A-2 Convertible Preferred Stock	( I )		2,445,000	4,207,537	0
Series B-1 Convertible Preferred Stock	( I )		1,169,561	1,892,836	0
Series C Convertible Preferred Stock	( I )		1,171,316	1,674,030	0
Secured Convertible Bridge Note, 8%, acquired 1/31/14	( I )		1,281,125	$1,281,125	0
Secured Convertible Bridge Note, 8%, acquired 5/9/14	( I )		76,966	$93,976	0
Secured Convertible Bridge Note, 10%, acquired 12/12/14	( I )		69,382	$68,999	161,285
Warrants for Series B-1 Convertible Preferred
Stock expiring 2/23/17	( I )		130,439	247,350	0
Warrants for Common Stock expiring 3/28/17	( I )		84,207	418,507	0
Warrants for Common Stock expiring 5/9/19	( I )		17,010	3,208	0
			8,085,006		161,285

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 61.0% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (14) – 53.3% of net assets at value (Cont.)

Ultora, Inc. (5)(8)		Energy
Developing energy-storage devices enabled by carbon nanotubes
Series A Convertible Preferred Stock	( I )		$886,830	17,736	$0
Series B Convertible Preferred Stock	( I )		236,603	2,347,254	0
Secured Convertible Bridge Note, 5%, acquired 5/7/14	( I )		86,039	$86,039	0
Secured Convertible Bridge Note, 5%, acquired 8/20/14	( I )		17,208	$17,208	0
Secured Convertible Bridge Note, 5%, acquired 10/14/14	( I )		10,750	$10,750	0
			1,237,430		0

Total Non-Controlled Private Placement Portfolio (cost: $67,236,533)					$58,470,864

Publicly Traded Portfolio (20) – 7.7% of net assets at value

Enumeral Biomedical Holdings, Inc. (5)(21)		Life Sciences
Developing therapeutics and diagnostics through functional assaying of single cells
Common Stock	(M)		$4,993,357	7,966,368	$7,251,178
Warrants for Common Stock expiring 7/30/19	( I )		540,375	1,500,000	874,594
Warrants for Common Stock expiring 2/2/24	( I )		57,567	255,120	208,179
Options to Purchase Common Stock at $1.00 expiring 8/4/24	( I )		0	56,667	50,690
			5,591,299		8,384,641

Total Non-Controlled Publicly Traded Portfolio (cost: $5,591,299)					$8,384,641

Total Investments in Non-Controlled Affiliated Companies (cost: $72,827,832)					$66,855,505

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Controlled Affiliated Companies (3) – 4.1% of net assets at value

Private Placement Portfolio (Illiquid) (22) – 4.1% of net assets at value

ProMuc, Inc. (5)(8)		Life Sciences
Developing synthetic mucins for the nutritional, food and healthcare markets
Common Stock	(M)		$1	1,000	$1
Secured Convertible Bridge Note, 8%, acquired 12/18/13	(M)		379,074	$350,000	379,074
Secured Convertible Bridge Note, 8%, acquired 8/13/14	(M)		103,090	$100,000	103,090
			482,165		482,165

Senova Systems, Inc. (5)(8)		Life Sciences
Developing next-generation sensors to measure pH
Series B Convertible Preferred Stock	( I )		1,218,462	1,350,000	403,123
Series B-1 Convertible Preferred Stock	( I )		1,083,960	2,759,902	899,187
Series C Convertible Preferred Stock	( I )		608,287	811,049	609,349
Warrants for Series B Preferred Stock expiring 10/15/17	( I )		131,538	164,423	49,098
Warrants for Series B Preferred Stock expiring 4/24/18	( I )		20,000	25,000	7,465
			3,062,247		1,968,222

SynGlyco, Inc. (5)(8)		Life Sciences
Developed synthetic carbohydrates for pharmaceutical applications
Common Stock	( I )		2,729,817	57,463	0
Series A' Convertible Preferred Stock	( I )		4,855,627	4,855,627	0
Senior Secured Debt, 12.00%, maturing on 12/11/14	( I )		424,101	$500,000	820,119
Secured Convertible Bridge Note, 8%, acquired 1/23/13	( I )		406,417	$350,000	204,763
Secured Convertible Bridge Note, 8%, acquired 4/25/13	( I )		341,825	$300,000	172,220
			8,757,787		1,197,102

TARA Biosystems, Inc. (5)(8)(15)		Life Sciences
Developing human tissue models for toxicology and drug discovery applications
Common Stock	(M)		20	2,000,000	20
Secured Convertible Bridge Note, 8%, acquired 8/20/14	(M)		308,811	$300,000	308,811
			308,831		308,831

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Controlled Affiliated Companies (3) – 4.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (22) – 4.1% of net assets at value (Cont.)

UberSeq, Inc. (5)(8)(9)(15)		Life Sciences
Developing translational genomics solutions
Series Seed Convertible Preferred Stock	( I )		$500,000	500,000	$506,159

Total Controlled Private Placement Portfolio (cost: $13,111,030)					$4,462,479

Total Investments in Controlled Affiliated Companies (cost: $13,111,030)					$4,462,479

Total Private Placement and Publicly Traded Portfolio (cost: $112,371,315)					$89,764,840

Total Investments (cost: $112,371,315)					$89,764,840

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

Notes to Consolidated Schedule of Investments

(1)	See "Footnote to Consolidated Schedule of Investments" on page 132 for a description of the "Valuation Procedures."

(2)	We classify "Energy" companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials. We classify "Electronics" companies as those that address problems in electronics-related industries, including semiconductors. We classify "Life Sciences" companies as those that address problems in life sciences-related industries, including biotechnology, agriculture, advanced materials and chemicals, healthcare, bioprocessing, water, industrial biotechnology, food, nutrition and energy.

(3)	Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own five percent or more, but less than 25 percent, of the voting shares of the portfolio company, or where we hold one or more seats on the portfolio company’s board of directors but do not control the company. Investments in controlled affiliated companies consist of investments in which we own 25 percent or more of the voting shares of the portfolio company or otherwise control the company.

(4)	The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $22,304,047. The gross unrealized appreciation based on the tax cost for these securities is $7,872. The gross unrealized depreciation based on the tax cost for these securities is $8,457,013.

(5)	All or a portion of the investments or instruments are pledged as collateral under our Loan Facility.

(6)	The aggregate cost for federal income tax purposes of investments in unaffiliated rights to milestone payments is $2,387,278. The gross unrealized appreciation based on the tax cost for these securities is $807,309. The gross unrealized depreciation based on the tax cost for these securities is $722.

(7)	The aggregate cost for federal income tax purposes of investments in unaffiliated publicly traded companies is $1,741,128. The gross unrealized appreciation based on the tax cost for these securities is $10,901. The gross unrealized depreciation based on the tax cost for these securities is $353,944.

(8)	We are subject to legal restrictions on the sale of our investment(s) in this company.

(9)	Represents a non-income producing security. Investments that have not paid dividends or interest within the last 12 months are considered to be non-income producing.

(10)	Cobalt Technologies, Inc., also does business as Cobalt Biofuels.

(11)	On March 11, 2015, we submitted notice to exercise our put option for our remaining warrants of GEO Semiconductor, Inc.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

(12)	With our investment in the Mersana Therapeutics, Inc., Series A-1 financing, we received a warrant to purchase 277,760 shares of Series A-2 Convertible Preferred Stock. The ability to exercise the warrant is contingent upon Mersana's achievement of certain milestones. Mersana has not achieved those milestones as of December 31, 2014, and, therefore, this warrant is a contingent asset as of that date. In January 2015, the holders of these warrants, including the Company, elected to cancel them owing to the milestones being impossible to achieve.

(13)	Upon the closing of Canon, Inc.'s acquisition of Molecular Imprints, Inc.'s semiconductor lithography equipment business, a new spin-out company, which retained the name Molecular Imprints, Inc., was formed. These shares represent our investment in the new company.

(14)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated privately held companies is $67,236,533. The gross unrealized appreciation based on the tax cost for these securities is $11,846,184. The gross unrealized depreciation based on the tax cost for these securities is $20,611,853.

(15)	Initial investment was made in 2014.

(16)	As part of our initial investment in Accelerator IV-New York Corporation, the Company made an additional operating and investment commitment. See "Note 11. Commitments and Contingencies."

(17)	Adesto Technologies Corporation's Series E shares have certain rights and preferences in a sale or IPO that are not ascribed to the other classes of stock.

(18)	D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave through Parallel Universes, Inc., a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. See "Note 2. Summary of Significant Accounting Policies." D-Wave is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire non-qualifying assets unless, at the time the acquisition is made, qualifying assets are at least 70 percent of our total assets.

(19)	On March 3, 2015, OpGen, Inc., filed a registration statement on Form S-1 to seek an IPO. There can be no assurances if or when such IPO will occur or if it will be successful.

(20)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated publicly traded companies is $5,591,299. The gross unrealized appreciation based on the tax cost for these securities is $2,793,342. The gross unrealized depreciation based on the tax cost for these securities is $0.

(21)	The Company's shares of Enumeral Biomedical Holdings, Inc., are subject to restrictions on transfer, and we are also subject to a lock-up agreement that restricts our ability to trade these shares, exclusive of the general restriction on the transfer of unregistered securities. The lock-up period on our 7,966,368 shares of Enumeral Biomedical Holdings expires on January 31, 2016.

(22)	The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $13,111,030. The gross unrealized appreciation based on the tax cost for these securities is $6,159. The gross unrealized depreciation based on the tax cost for these securities is $8,654,710.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 31.2% of net assets at value

Private Placement Portfolio (Illiquid) (4) – 23.8% of net assets at value

Bridgelux, Inc. (5)(8)(10)		Energy
Manufacturing high-power light emitting diodes (LEDs) and arrays
Series B Convertible Preferred Stock	(M)		$1,000,000	1,861,504	$318,898
Series C Convertible Preferred Stock	(M)		1,352,196	2,130,699	365,014
Series D Convertible Preferred Stock	(M)		1,371,622	999,999	1,070,897
Series E Convertible Preferred Stock	(M)		672,599	440,334	704,760
Series E-1 Convertible Preferred Stock	(M)		386,073	399,579	468,606
Warrants for Series C Convertible Preferred
Stock expiring 12/31/14	( I )		168,270	163,900	2,762
Warrants for Series D Convertible Preferred
Stock expiring 8/26/14	( I )		88,531	124,999	40,686
Warrants for Series D Convertible Preferred
Stock expiring 3/10/15	( I )		40,012	41,666	19,466
Warrants for Series E Convertible Preferred
Stock expiring 12/31/17	( I )		93,969	170,823	190,679
Warrants for Common Stock expiring 6/1/16	( I )		72,668	132,100	1,656
Warrants for Common Stock expiring 8/9/18	( I )		148,409	171,183	13,538
Warrants for Common Stock expiring 10/21/18	( I )		18,816	84,846	3,680
			5,413,165		3,200,642

Cambrios Technologies Corporation (5)(8)(10)		Electronics
Developing nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock	(M)		1,294,025	1,294,025	1,165,383
Series C Convertible Preferred Stock	(M)		1,300,000	1,300,000	1,170,764
Series D Convertible Preferred Stock	(M)		515,756	515,756	773,634
Series D-2 Convertible Preferred Stock	(M)		92,400	92,400	92,400
Series D-4 Convertible Preferred Stock	(M)		216,168	216,168	216,168
			3,418,349		3,418,349

Cobalt Technologies, Inc. (5)(8)(9)(11)		Energy
Developing processes for making bio- butanol through biomass fermentation
Series C-1 Convertible Preferred Stock	(M)		749,998	352,112	704,400
Series D-1 Convertible Preferred Stock	(M)		122,070	48,828	106,152
Series E-1 Convertible Preferred Stock	(M)		114,938	46,089	84,634
Warrants for Series E-1 Pref. Stock expiring on 10/9/22	( I )		2,781	1,407	2,163
Warrants for Series E-1 Pref. Stock expiring on 3/11/23	( I )		5,355	2,707	4,209
			995,142		901,558

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 31.2% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) – 23.8% of net assets at value (Cont.)

Ensemble Therapeutics Corporation (5)(8)(9)(12)		Life Sciences
Developing DNA-Programmed ChemistryTM for the discovery of new classes of therapeutics
Series B Convertible Preferred Stock	(H)		$2,000,000	1,449,275	$1,419,855
Secured Convertible Bridge Note, 8%, acquired 9/11/08	(H)		356,567	$250,211	1,321,657
Secured Convertible Bridge Note, 8%, acquired 12/10/09	(H)		64,767	$48,868	253,257
Secured Convertible Bridge Note, 8%, acquired 1/25/12	(H)		126,386	$109,400	548,354
Secured Convertible Bridge Note, 8%, acquired 3/28/13	(H)		78,121	$73,598	361,996
Secured Convertible Bridge Note, 8%, acquired 6/24/13	(H)		26,845	$25,759	126,201
Secured Convertible Bridge Note, 8%, acquired 7/8/13	(H)		14,530	$13,983	68,467
			2,667,216		4,099,787

GEO Semiconductor Inc. (5)		Electronics
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
enabled formulations of thyme oil
Participation Agreement with Montage
Capital relating to the following assets:
Senior secured debt, 13.00%, maturing on 3/31/15	( I )		527,006	$624,640	592,100
Warrants for Series C Pref. Stock expiring on 3/30/22	( I )		91,742	1,109,333	70,693
			618,748		662,793

Total Unaffiliated Private Placement Portfolio (cost: $29,277,213)					$29,199,564

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Rights to Milestone Payments (Illiquid) (6) – 2.9% of net assets at value

Amgen, Inc. (8)(10)		Life Sciences
Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	( I )		$3,291,750	$3,291,750	$3,489,433

Laird Technologies, Inc. (8)(10)		Energy
Rights to Milestone Payments from Merger & Acquisition of Nextreme Thermal Solutions, Inc.	( I )		0	0	0

Total Unaffiliated Rights to Milestone Payments (cost: $3,291,750)					$3,489,433

Publicly Traded Portfolio (7) – 4.5% of net assets at value

Solazyme, Inc. (5)(10)(17)		Energy
Developing algal biodiesel, industrial chemicals and specialty ingredients using synthetic biology
Common Stock	(M)		$396,564	167,834	$1,827,712

Champions Oncology, Inc. (5)(10)		Life Sciences
Developing its TumorGraftTM platform for personalized medicine and drug development
Common Stock	(M)		2,054,446	3,099,651	3,719,582
Warrants for Common Stock expiring 1/29/18	( I )		400	40,000	23,502
			2,054,846		3,743,084

Total Unaffiliated Publicly Traded Portfolio (cost: $2,451,410)					$5,570,796

Total Investments in Unaffiliated Companies (cost: $35,020,373)					$38,259,793

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 44.2% of net assets at value

Private Placement Portfolio (Illiquid) (18) – 44.2% of net assets at value

ABSMaterials, Inc. (5)(8)(9)		Energy
Developing nano-structured absorbent materials for environmental remediation Series A Convertible Preferred Stock	(M)		$435,000	390,000	$471,900
Series B Convertible Preferred Stock	(M)		717,644	624,528	755,679
			1,152,644		1,227,579

Adesto Technologies Corporation (5)(8)(19)		Electronics
Developing low-power, high-performance memory devices
Series A Convertible Preferred Stock	(M)		2,200,000	6,547,619	1,388,276
Series B Convertible Preferred Stock	(M)		2,200,000	5,952,381	1,262,070
Series C Convertible Preferred Stock	(M)		1,485,531	2,122,187	449,963
Series D Convertible Preferred Stock	(M)		1,393,147	1,466,470	1,070,067
Series D-1 Convertible Preferred Stock	(M)		703,740	987,706	561,291
Series E Convertible Preferred Stock	(M)		2,499,999	3,508,771	9,969,781
			10,482,417		14,701,448

AgBiome, LLC (formerly AgInnovation, LLC) (5)(8)(9)(10)(20)		Life Sciences
Providing early stage research and discovery for agriculture and utilizing the crop microbiome to identify products that reduce risk and improve yield
Series A-1 Convertible Preferred Stock	(M)		2,000,000	2,000,000	2,456,834
Series A-2 Convertible Preferred Stock	(M)		521,740	417,392	564,906
			2,521,740		3,021,740

Contour Energy Systems, Inc. (5)(8)(9)(10)(21)		Energy
Developing batteries using nano-structured materials
Series A Convertible Preferred Stock	(M)		2,009,995	2,565,798	0
Series B Convertible Preferred Stock	(M)		1,300,000	812,500	0
Series C Convertible Preferred Stock	(M)		1,200,000	1,148,325	90,844
			4,509,995		90,844

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 44.2% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (18) – 44.2% of net assets at value (Cont.)

D-Wave Systems, Inc. (8)(9)(10)(22)		Electronics
Developing high-performance quantum computing systems
Series 1 Class B Convertible Preferred Stock	(M)		$1,002,074	1,144,869	$1,399,831
Series 1 Class C Convertible Preferred Stock	(M)		487,804	450,450	550,765
Series 1 Class D Convertible Preferred Stock	(M)		748,473	855,131	1,045,569
Series 1 Class E Convertible Preferred Stock	(M)		248,049	269,280	329,249
Series 1 Class F Convertible Preferred Stock	(M)		238,323	258,721	316,338
Series 2 Class D Convertible Preferred Stock	(M)		736,019	678,264	829,313
Series 2 Class E Convertible Preferred Stock	(M)		659,493	513,900	628,345
Series 2 Class F Convertible Preferred Stock	(M)		633,631	493,747	603,704
Warrants for Common Stock expiring 6/30/15	( I )		98,644	153,890	37,617
			4,852,510		5,740,731

EchoPixel, Inc. (5)(8)(9)(10)(23)		Life Sciences
Developing algorithms and software to improve visualization of data for life science and healthcare applications
Series Seed Convertible Preferred Stock	(M)		750,000	2,516,778	750,000

Enumeral Biomedical Corp. (5)(8)(9)(10)		Life Sciences
Developing therapeutics and diagnostics through functional assaying of single cells
Series A Convertible Preferred Stock	(M)		1,026,832	957,038	690,538
Series A-1 Convertible Preferred Stock	(M)		750,000	576,923	425,939
Series A-2 Convertible Preferred Stock	(M)		1,050,001	724,138	566,027
			2,826,833		1,682,504

HzO, Inc. (5)(8)(9)		Electronics
Developing novel industrial coatings that protect electronics against damage from liquids Series A Convertible Preferred Stock	(M)		666,667	4,057,294	1,130,362
Series B Convertible Preferred Stock	(M)		5,502,838	21,879,365	6,095,592
			6,169,505		7,225,954

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 44.2% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (18) – 44.2% of net assets at value (Cont.)

Kovio, Inc. (5)(8)(9)(24)		Electronics
Developing semiconductor products using printed electronics and thin-film technologies
Series A' Convertible Preferred Stock	(M)		$5,242,993	2,160,000	$0
Series B' Convertible Preferred Stock	(M)		2,006,540	3,015,493	0
Secured Subordinated Convertible Bridge Note, 7%, acquired 6/7/13	(M)		50,000	$50,000	0
			7,299,533		0

Laser Light Engines, Inc. (5)(8)(9)		Energy
Manufacturing solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	( I )		2,000,000	7,499,062	0
Series B Convertible Preferred Stock	( I )		3,095,802	13,571,848	0
Secured Convertible Bridge Note, 12%, acquired 10/7/11	( I )		200,000	$200,000	0
Secured Convertible Bridge Note, 12%, acquired 11/17/11	( I )		95,652	$95,652	0
Secured Convertible Bridge Note, 12%, acquired 12/21/11	( I )		82,609	$82,609	0
Secured Convertible Bridge Note, 12%, acquired 3/5/12	( I )		434,784	$434,784	0
Secured Convertible Bridge Note, 12%, acquired 7/26/12	( I )		186,955	$186,955	0
Secured Convertible Bridge Note, 20%, acquired 4/29/13	( I )		166,667	$166,667	0
Secured Convertible Bridge Note, 20%, acquired 7/22/13	( I )		166,667	$166,667	0
Secured Convertible Bridge Note, 10%, acquired 10/30/13	( I )		82,061	$80,669	164,122
			6,511,197		164,122

Metabolon, Inc. (5)(8)(10)		Life Sciences
Developing service and diagnostic products through the use of a metabolomics, or biochemical, profiling platform
Series B Convertible Preferred Stock	(M)		2,500,000	371,739	2,997,991
Series B-1 Convertible Preferred Stock	(M)		706,214	148,696	1,199,196
Series C Convertible Preferred Stock	(M)		1,000,000	1,000,000	2,756,500
Series D Convertible Preferred Stock	(M)		1,499,999	835,882	2,304,109
Series E Convertible Preferred Stock	(M)		1,225,000	444,404	1,225,000
Warrants for Series B-1 Convertible Preferred Stock expiring 3/25/15	( I )		293,786	74,348	216,408
			7,224,999		10,699,204

OpGen, Inc. (8)		Life Sciences
Developing tools for genomic sequence assembly and analysis
Series A Convertible Preferred Stock	(M)		245,000	245,000	245,000
Common Stock	(M)		3,260,000	29,883	0
			3,505,000		245,000

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 44.2% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (18) – 44.2% of net assets at value (Cont.)

Produced Water Absorbents, Inc. (5)(8)(9)		Energy
Developing nano-structured absorbent materials for environmental remediation of contaminated water in the oil and gas industries
Series A Convertible Preferred Stock	(M)		$1,000,000	1,000,000	$125,000
Series B Convertible Preferred Stock	(M)		1,626,641	6,506,564	1,751,641
Secured Convertible Bridge Note, 8%, acquired 11/14/13	(M)		832,789	$824,119	832,789
			3,459,430		2,709,430

Senova Systems, Inc. (5)(8)(9)		Life Sciences
Developing next-generation sensors to measure pH
Series B Convertible Preferred Stock	(M)		1,218,462	1,350,000	540,000
Series B-1 Convertible Preferred Stock	(M)		583,960	1,509,902	603,960
Warrants for Series B Preferred Stock expiring 10/15/17	( I )		131,538	164,423	65,753
Warrants for Series B Preferred Stock expiring 4/24/18	( I )		20,000	25,000	9,997
			1,953,960		1,219,710

SiOnyx, Inc. (5)(8)(9)		Electronics
Developing silicon-based optoelectronic products enabled by its proprietary Black Silicon
Series A Convertible Preferred Stock	(M)		750,000	233,499	43,781
Series A-1 Convertible Preferred Stock	(M)		890,000	2,966,667	556,250
Series A-2 Convertible Preferred Stock	(M)		2,445,000	4,207,537	788,913
Series B-1 Convertible Preferred Stock	(M)		1,169,561	1,892,836	451,903
Series C Convertible Preferred Stock	(M)		1,171,316	1,674,030	970,526
Secured Convertible Bridge Note, 8%, acquired 7/22/13	(M)		433,209	$418,066	859,729
Secured Convertible Bridge Note, 8%, acquired 10/2/13	(M)		426,520	$418,066	859,729
Warrants for Series B-1 Convertible Preferred Stock expiring 2/23/17	( I )		130,439	247,350	18,165
Warrants for Common Stock expiring 3/28/17	( I )		84,207	418,507	21,387
			7,500,252		4,570,383

Ultora, Inc. (5)(8)(9)		Energy
Developing energy-storage devices enabled by carbon nanotubes Series A Convertible Preferred Stock	(M)		886,830	17,736	1,788
Series B Convertible Preferred Stock	(M)		236,603	2,347,254	236,603
			1,123,433		238,391

Total Non-Controlled Private Placement Portfolio (cost: $71,843,448)					$54,287,040

Total Investments in Non-Controlled Affiliated Companies (cost: $71,843,448)					$54,287,040

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Controlled Affiliated Companies (3) – 1.1% of net assets at value

Private Placement Portfolio (Illiquid) (25) – 1.1% of net assets at value

SynGlyco, Inc. (5)(8)(9)(26)		Life Sciences
Developing synthetic carbohydrates for pharmaceutical applications
Common Stock	( I )		$2,729,817	57,463	$0
Series A' Convertible Preferred Stock	( I )		4,855,627	4,855,627	0
Senior Secured Debt, 12.00%, maturing on 12/11/14	( I )		436,637	$500,000	831,828
Secured Convertible Bridge Note, 8%, acquired 1/23/13	( I )		376,312	$350,000	91,389
Secured Convertible Bridge Note, 8%, acquired 4/25/13	( I )		316,504	$300,000	78,334
			8,714,897		1,001,551

ProMuc, Inc. (5)(8)(9)(22)		Life Sciences
Developing synthetic mucins for the nutritional, food and healthcare markets
Common Stock	(M)		1	1,000	1
Secured Convertible Bridge Note, 8%, acquired 12/18/13	(M)		351,074	$350,000	351,074
			351,075		351,075

Total Controlled Private Placement Portfolio (cost: $9,065,972)					$1,352,626

Total Investments in Controlled Affiliated Companies (cost: $9,065,972)					$1,352,626

Total Private Placement and Publicly Traded Portfolio (cost: $115,929,793)					$93,899,459

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013

	Method of		Shares/
	Valuation (1)	Cost	Principal	Value

U.S. Government Securities (27) – 15.5% of net assets at value

U.S. Treasury Bill — due date 01/23/14	(M)	$18,999,765	$19,000,000	$18,999,810

Total Investments in U.S. Government Securities (cost: $18,999,765)				$18,999,810

Total Investments (cost: $134,929,558)				$112,899,269

	Method of	Number of
	Valuation (1)	Contracts	Value

Written Call Options (22) – (0.1)% of net assets at value

Solazyme, Inc. — Strike Price $12.50, March 22, 2014	(M)	1,500	103,500

Total Written Call Options (Premiums Received $112,382)			$(103,500)

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013

Notes to Consolidated Schedule of Investments

(1)	See "Footnote to Consolidated Schedule of Investments" on page 132 for a description of the "Valuation Procedures."

(2)	We classify "Energy" companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials. We classify "Electronics" companies as those that address problems in electronics-related industries, including semiconductors. We classify "Life Sciences" companies as those that address problems in life sciences-related industries, including biotechnology, agriculture, advanced materials and chemicals, healthcare, bioprocessing, water, industrial biotechnology, food, nutrition and energy.

(3)	Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own five percent or more, but less than 25 percent, of the voting shares of the portfolio company, or where we hold one or more seats on the portfolio company’s Board of Directors but do not control the company. Investments in controlled affiliated companies consist of investments in which we own 25 percent or more of the voting shares of the portfolio company or otherwise control the company.

(4)	The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $29,277,213. The gross unrealized appreciation based on the tax cost for these securities is $6,909,761. The gross unrealized depreciation based on the tax cost for these securities is $6,987,410.

(5)	All or a portion of the investments or instruments are pledged as collateral under our Loan Facility.

(6)	The aggregate cost for federal income tax purposes of investments in unaffiliated rights to milestone payments is $3,291,750. The gross unrealized appreciation based on the tax cost for these securities is $197,683. The gross unrealized depreciation based on the tax cost for these securities is $0.

(7)	The aggregate cost for federal income tax purposes of investments in unaffiliated publicly traded companies is $2,451,410. The gross unrealized appreciation based on the tax cost for these securities is $3,119,386. The gross unrealized depreciation based on the tax cost for these securities is $0.

(8)	We are subject to legal restrictions on the sale of our investment(s) in this company.

(9)	These investments are development-stage companies. A development-stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations, or it has commenced such operations but has not realized significant revenue from them.

(10)	Represents a non-income producing security. Investments that have not paid dividends or interest within the last 12 months are considered to be non-income producing.

(11)	Cobalt Technologies, Inc., also does business as Cobalt Biofuels.

(12)	With our investments in convertible bridge notes issued by Ensemble Therapeutics Corporation, we received warrants to purchase a number of shares of the class of stock sold in the next financing of Ensemble Therapeutics Corporation equal to $260,989 divided by the price per share of the class of stock sold in the next financing of Ensemble Therapeutics Corporation. The ability to exercise these warrants is, therefore, contingent on Ensemble Therapeutics Corporation completing successfully a subsequent round of financing. These warrants shall expire and no longer be exercisable on dates ranging from September 10, 2015, through July 8, 2020. The cost basis of these warrants is $157.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2013

(13)	With our investment in the Mersana Therapeutics, Inc., Series A-1 financing, we received a warrant to purchase 277,760 shares of Series A-2 Convertible Preferred Stock. The ability to exercise the warrant is contingent upon Mersana's achievement of certain milestones. Mersana has not achieved those milestones as of December 31, 2013, and, therefore, this warrant is a contingent asset as of that date. The warrant will expire on July 27, 2022.

(14)	As part of a loan the Company made to Molecular Imprints in the second quarter of 2011, we received a liquidation preference payable upon a sale of the company equal to three times the principal of the loan, or $4,044,450. This preference is senior to the preferences of the outstanding preferred stock. While the loan has since been repaid, this liquidation preference remains outstanding as of December 31, 2013.

(15)	On February 13, 2014, Molecular Imprints, Inc., announced that it had signed an agreement to sell its semiconductor lithography equipment business to Canon, Inc. See "Note 13. Subsequent Events."

(16)	OHSO Clean, Inc. also does business as CleanWell Company.

(17)	A portion of this security is held in connection with written call option contracts: 150,000 shares, having a fair value of $1,633,500, have been pledged to brokers.

(18)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated privately held companies is $71,843,448. The gross unrealized appreciation based on the tax cost for these securities is $10,212,841. The gross unrealized depreciation based on the tax cost for these securities is $27,769,249.

(19)	Adesto Technologies Corporation's Series E shares have certain rights and preferences in a sale or IPO that are not ascribed to the other classes of stock.

(20)	On January 29, 2013, AgInnovation, LLC, changed its name to AgBiome, LLC.

(21)	On February 27, 2014, the board of directors of Contour Energy Systems, Inc., adopted a plan of complete liquidation and dissolution. See "Note 13. Subsequent Events."

(22)	D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave Systems, Inc., through Parallel Universes, Inc., a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. See "Note 2. Summary of Significant Accounting Policies."

(23)	Initial investment was made in 2013.

(24)	On January 21, 2014, substantially all of Kovio's assets were sold to Thin Film Electronics ASA. See "Note 13. Subsequent Events."

(25)	The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $9,065,972. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $7,713,346.

(26)	On October 31, 2013, Ancora sold a substantial portion of its assets, including the use of its corporate name, to Corden Pharma International US, Inc. ("Corden"). The remaining assets formed a new company, SynGlyco, Inc., of which we continue to own shares. SynGlyco may receive future royalty payments based upon certain sales targets and other terms of the Corden acquisition.

(27)	The aggregate cost for federal income tax purposes of our U.S. government securities is $18,999,765. The gross unrealized appreciation on the tax cost for these securities is $45. The gross unrealized depreciation on the tax cost of these securities is $0.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. FOOTNOTE TO CONSOLIDATED SCHEDULE OF INVESTMENTS

VALUATION PROCEDURES

I.	Determination of Net Asset Value

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

Effective September 30, 2014, the Company refined its valuation methodologies under the income and hybrid approaches to include the option pricing model. The option pricing model allocates the calculated enterprise value of an investment among different classes of securities using call option methodologies, taking into account financial rights and preferences such as liquidation preferences, redemption rights and dividends. While the Company's valuation procedures had always included the option pricing model as a possible valuation technique, it had not previously been utilized. The use of the option pricing model is emerging as a preferred industry practice. This change in valuation methodology is applied on a prospective basis.

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

H&H Ventures Management, Inc.SM ("Ventures") is a 100 percent wholly owned subsidiary of the Company. Ventures is taxed under Subchapter C (a "C Corporation") of the Internal Revenue Code of 1986 (the "Code"). Harris Partners I, L.P, is a limited partnership and, from time to time, may be used to hold certain interests in portfolio companies. The partners of Harris Partners I, L.P., are Ventures (sole general partner) and the Company (sole limited partner). Ventures pays taxes on income generated by its operations as well as on any non-passive investment income generated by Harris Partners I, L.P. For the years ended December 31, 2014, 2013 and 2012, there was no non-passive investment income generated by Harris Partners I, L.P. Ventures, as the sole general partner, consolidates Harris Partners I, L.P. The Company consolidates its wholly owned subsidiary, Ventures, for financial reporting purposes.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements:

Principles of Consolidation. The consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company and its wholly owned subsidiary. The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification 946. In accordance with GAAP and Regulation S-X, the Company may only consolidate its interests in investment company subsidiaries and controlled operating companies whose business consists of providing services to the Company. Our wholly owned subsidiary, Ventures, is a controlled operating company that provides services to us and is, therefore, consolidated. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. Yield-enhancing fees of $46,243 in 2013 and $56,274 in 2012 have been separately stated on the Consolidated Statements of Operations. Rental income from sublease of $80,000 in 2013 and $107,586 in 2012 have also been separately stated on the Consolidated Statements of Operations. These amounts were previously included in Miscellaneous income in prior years' consolidated financial statements.

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

Portfolio Investment Valuations. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission ("SEC") and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") As of December 31, 2014, our financial statements include venture capital investments valued at $88,374,145, the fair values of which were determined in good faith by, or under the direction of, the Board of Directors. This amount includes the fair values of our privately held investments as well as the warrants of Champions Oncology, Inc., and securities of Enumeral Biomedical Holdings, Inc., which are publicly traded companies. Upon sale of investments, the values that are ultimately realized may be different from what is presently estimated. The difference could be material.

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

Unaffiliated Rights to Milestone Payments. At December 31, 2014, and December 31, 2013, the outstanding potential milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc., were valued at $2,564,917 and $3,489,433, respectively. The milestone payments are derivatives and valued using the probability-adjusted, present value of proceeds from future payments that would be due upon successful completion of certain regulatory and sales milestones. On November 17, 2014, the Company received a payment of $2,070,955 owing to the achievement of the first milestone. If all the remaining milestones are met, we would receive $7,455,438. There can be no assurance as to how much of this amount we will ultimately realize or when it will be realized, if at all. At December 31, 2014, the outstanding potential milestone payments from Canon, Inc.'s acquisition of Molecular Imprints, Inc., were valued at $628,948. If all the remaining milestones are met, we would receive $1,735,582. There can be no assurance as to how much of this amount we will ultimately realize or when it will be realized, if at all. At December 31, 2014, and December 31, 2013, the outstanding potential milestone payments from Laird Technologies, Inc.’s acquisition of Nextreme Thermal Solutions, Inc., were valued at $0. If all the remaining milestones are met, we would receive approximately $400,000. There can be no assurance as to how much of this amount we will ultimately realize or when it will be realized, if at all.

Receivable from Sales of Investments. At December 31, 2013, we had a receivable totaling $448,886 from the sales of 43,073 shares of Solazyme, Inc., which settled on January 2 and January 6, 2014, and 2,075 shares of Champions Oncology, Inc., which settled on January 3, 2014.

Funds Held in Escrow from Sale of Investment. At December 31, 2014, there were funds held in escrow fair valued at $306,802 relating to the sale of Molecular Imprints, Inc., to Canon, Inc. At December 31, 2013, there were funds held in escrow fair valued at $1,786,390 relating to the sale of Xradia, Inc., to Carl Zeiss AG. Funds held in escrow are valued using certain discounts applied to the amounts withheld. Funds held in escrow totaling $1,235,312 and $1,139,515 from the Xradia transaction were released in January and July of 2014, respectively. Funds held in escrow valued at $306,802 from the Molecular Imprints transaction are expected to be released in April of 2016 and April of 2017, net of any settlement of any indemnity claims and expenses related to the transaction. If the funds held in escrow for this transaction are released in full, we would receive $625,000 and realize a gain of $318,198.

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

Property and Equipment. Property and equipment are included in "Other assets" and are carried at $219,729 and $246,138 at December 31, 2014, and December 31, 2013, respectively, representing cost, less accumulated depreciation of $399,373 and $375,600, respectively. Depreciation is provided using the straight-line method over the estimated useful lives of the property and equipment. We estimate the useful lives to be five to ten years for furniture and fixtures, three years for computer equipment, and the lesser of ten years or the remaining life of the lease for leasehold improvements. All of our fixed assets are pledged as collateral under the Company's four-year $20,000,000 Multi-Draw Term Loan Facility Credit Agreement, by and among the Company, as borrower, Orix Corporate Capital, Inc., as administrative agent and lender and the other lenders party thereto from time to time (the "Loan Facility").

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

Interest Income Recognition. Interest income, including amortization of premium and accretion of discount, is recorded on an accrual basis. When accrued interest is determined not to be recoverable, the Company ceases accruing interest and writes off any previously accrued interest. Securities are deemed to be non-income producing if, on their last interest or dividend date, no cash was paid or no cash or in-kind dividends were declared. These write-offs are reversed through interest income. During the years ended December 31, 2014, December 31, 2013, and December 31, 2012, the Company earned $260,392, $323,121 and $322,561, respectively, in interest on U.S. government securities, senior secured debt, participation agreements, subordinated secured debt, non-convertible promissory notes and interest-bearing accounts. During the years ended December 31, 2014, December 31, 2013, and December 31, 2012, the Company recorded, on a net basis, $170,741, $67,781 and $235,806, respectively, of bridge note interest. The total for the years ended December 31, 2014, December 31, 2013, and December 31, 2012, included a partial write-off of previously accrued bridge note interest of $77,268, $218,213 and $0, respectively. During the years ended December 31, 2014, December 31, 2013, and December 31, 2012, the Company earned $0, $80,000 and $107,586, respectively, on rental income from the sublet of our office space at 420 Florence Street, Palo Alto, CA.

Yield-Enhancing Fees on Debt Securities. Yield-enhancing fees received in connection with our venture debt investments are deferred. The unearned fee income is accreted into income based on the effective interest method over the life of the investment. Total yield-enhancing fees accreted into investment income were $52,610, $46,243 and $56,274 for the years ended December 31, 2014, December 31, 2013, and December 31, 2012, respectively.

Rental Income From Sublease. During the years ended December 31, 2013, and 2012, the Company earned $80,000 and $107,586, respectively, in rental income from the sublet of our office space at 420 Florence Street, Palo Alto, CA. This lease expired in August 2013, and, accordingly, we had no rental income from the sublease in 2014.

Fees for Providing Managerial Assistance to Portfolio Companies. During 2014, the Company earned income of $86,667 from a consulting agreement whereby one of its employees provided managerial assistance to one of its portfolio companies. There were no such agreements during 2013 or 2012.

Call Options. The Company writes covered call options on publicly traded securities with the intention of earning option premiums. Option premiums may increase the Company’s realized gains and, therefore, may help increase distributable income, but may limit the realized gains on the security. When a company writes (sells) an option, an amount equal to the premium received by the Company is recorded in the Consolidated Statements of Assets and Liabilities as a liability. The amount of the liability is subsequently marked-to-market to reflect the current market value of the option written. When an option expires, the Company realizes a gain on the option to the extent of the premiums received. Premiums received from writing options that are exercised or closed are added to the proceeds or offset against the amount paid on the transaction to determine the realized gain or loss. At December 31, 2014, and December 31, 2013, the Company had 0 and 150,000 shares, respectively, of Solazyme, Inc., covered by call option contracts. In the event these contracts are exercised, the Company would be required to deliver those shares to the counterparty.

Stock-Based Compensation. The Company has a stock-based employee compensation plan. The Company accounts for the Amended and Restated Harris & Harris Group, Inc. 2012 Equity Incentive Plan (the "Stock Plan") by determining the fair value of all share-based payments to employees, including the fair value of grants of employee stock options and restricted stock awards, and records these amounts as an expense in the Consolidated Statements of Operations over the vesting period with a corresponding increase to our additional paid-in capital. At December 31, 2014, and December 31, 2013, the increase to our operating expenses was offset by the increase to our additional paid-in capital, resulting in no net impact to our net asset value. Additionally, the Company does not record the potential tax benefits associated with the expensing of stock options or restricted stock because the Company currently intends to qualify as a regulated investment company ("RIC") under Subchapter M of the Code, and the deduction attributable to such expensing, therefore, is unlikely to provide any additional tax savings. The amount of non-cash, stock-based compensation expense recognized in the Consolidated Statements of Operations is based on the fair value of the awards the Company expects to vest, recognized over the vesting period on a straight-line basis for each award, and adjusted for actual awards vested and pre-vesting forfeitures. The forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate and is accounted for in the current period and prospectively. See "Note 7. Stock-Based Compensation" for further discussion.

Rent expense. Our lease at 1450 Broadway, New York, New York, commenced on January 21, 2010. The lease expires on December 31, 2019. The base rent is $36 per square foot with a 2.5 percent increase per year over the 10 years of the lease, subject to a full abatement of rent for four months and a rent credit for six months throughout the lease term. Certain leasehold improvements were also paid for on our behalf by the landlord, the cost of which is accounted for as property and equipment and "Deferred rent" in the accompanying Consolidated Statements of Assets and Liabilities. These leasehold improvements are depreciated over the lease term. We also currently lease office space in California and leased office space in North Carolina until December 31, 2014. We apply these rent abatements, credits, escalations and landlord payments on a straight-line basis in the determination of rent expense over the lease term.

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

In August 2014, the FASB issued an accounting standards update to require evaluation of whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after its financial statements are issued (or available to be issued when applicable) and, if so, disclosure of that fact. The standard requires the Company to make this evaluation for both annual and interim reporting periods, if applicable, and disclose whether its plans to alleviate that doubt. The standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. The Company does not expect this accounting standards update to have an impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (Topic 810). The update primarily amends the criteria used to evaluate whether certain variable interest entities should be consolidated. The update also modifies the criteria used to determine whether partnerships and similar entities are variable interest entities. The update is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted, including in the interim periods. The Company is currently evaluating the impact of this update on its financial statements.

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

We do not choose investments based on a strategy of diversification. We also do not rebalance the portfolio should one of our portfolio companies increase in value substantially relative to the rest of the portfolio.  Therefore, the value of our portfolio may be more vulnerable to microeconomic events affecting a single sector, industry or portfolio company and to general macroeconomic events that may be unrelated to our portfolio companies. These factors may subject the value of our portfolio to greater volatility than a company that follows a diversification strategy. As of December 31, 2014, and December 31, 2013, our largest 10 investments by value accounted for approximately 82 percent and 75 percent, respectively, of the value of our equity-focused venture capital portfolio. Our largest three investments, by value, Adesto Technologies Corporation, Metabolon, Inc., and Enumeral Biomedical Holdings, Inc., accounted for approximately 17 percent, 12 percent and 10 percent, respectively, of our equity-focused venture capital portfolio at December 31, 2014. Adesto Technologies and Metabolon are privately held portfolio companies. Enumeral Biomedical is a publicly traded portfolio company. Our largest three investments, by value, Adesto Technologies Corporation, Metabolon, Inc., and Molecular Imprints, Inc., accounted for approximately 17 percent, 12 percent and 9 percent, respectively, of our equity-focused venture capital portfolio at December 31, 2013.

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

On September 30, 2013, the Company entered into the Loan Facility, which may be used to fund investments in portfolio companies. The Loan Facility replaced the Company’s prior credit facility with TD Bank, NA. The Loan Facility, among other things, matures on September 30, 2017, and bears interest at 10 percent per annum in cash. The Company has the option to have interest accrue at a rate of 13.5 percent per annum if the Company decides not to pay interest in cash monthly. The Company currently plans to pay interest in cash if and when any borrowings are outstanding. The Loan Facility also requires payment of a draw fee on each borrowing equal to 1.0 percent of such borrowing and an unused commitment fee of 1.0 percent per annum. Fee payments under the Loan Facility are made quarterly in arrears. The Company may prepay the loans or reduce the aggregate commitments under the Loan Facility at any time prior to the maturity date, as long as certain conditions are met, including payment of required prepayment or termination fees. The Loan Facility is secured by all of the assets of the Company and its wholly owned subsidiaries, subject to certain customary exclusions. The Loan Facility contains certain affirmative and negative covenants, including without limitation: (a) maintenance of certain minimum liquidity requirements; (b) maintenance of an eligible asset leverage ratio of not less than 4.0:1.0; (c) limitations on liens; (d) limitations on the incurrence of additional indebtedness; and (e) limitations on structural changes, mergers and disposition of assets (other than in the normal course of our business activities).

At December 31, 2014, and December 31, 2013, the Company had no outstanding debt. The weighted average annual interest rate for the year ended December 31, 2014, and December 31, 2013, was zero percent, exclusive of amortization of closing fees and other expenses. The weighted average debt outstanding for the year ended December 31, 2014, and December 31, 2013, was $0. The remaining capacity under the Loan Facility was $20,000,000 at December 31, 2014, and December 31, 2013. Unamortized fees and expenses of $480,921 and $655,801 related to establishing the Loan Facility are included as "Prepaid expenses" in the Consolidated Statements of Assets and Liabilities as of December 31, 2014, and December 31, 2013, respectively. These amounts are amortized over the term of the Loan Facility, and $174,880 and $44,199 was amortized in 2014 and 2013, respectively. The Company paid $202,778 and $62,486 in non-utilization fees during 2014 and 2013, respectively. At December 31, 2014, the Company was in compliance with all covenants required by the Loan Facility.

NOTE 5. FAIR VALUE OF INVESTMENTS

At December 31, 2014, our financial assets were categorized as follows in the fair value hierarchy:

	Fair Value Measurement at Reporting Date Using:
Description	December 31, 2014	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Privately Held Portfolio Companies:
Preferred Stock	$70,969,603	$0	$0	$70,969,603
Bridge Notes	2,163,916	0	0	2,163,916
Warrants	2,026,864	0	0	2,026,864
Rights to Milestone Payments	3,193,865	0	0	3,193,865
Common Stock	535,280	0	0	535,280
Senior Secured Debt	1,203,299	0	0	1,203,299
Subordinated Secured Debt	979,450	0	0	979,450
Options	50,690			50,690

Publicly Traded Portfolio Companies:
Common Stock	$8,641,873	$1,390,695	$0	$7,251,178

Total Investments:	$89,764,840	$1,390,695	$0	$88,374,145

Funds Held in Escrow From Sales of Investments:	$306,802	$0	$0	$306,802

Total Financial Assets:	$90,071,642	$1,390,695	$0	$88,680,947

Significant Unobservable Inputs

The table below presents the valuation technique and quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurements of Level 3 assets. Unobservable inputs are those inputs for which little or no market data exists and, therefore, require an entity to develop its own assumptions.

	Fair Value at December 31, 2014	Valuation Technique(s)	Unobservable Input	Range (Weighted Average(a))

			Private Offering Price	$0.71 - 2.90 ($1.66)
			Volatility	46.6% - 58.8% (49.4%)
			Time to Exit	0.33 - 2 Years (1.12)
Preferred Stock	$33,860,023	Hybrid Approach	Discount for Lack of Marketability	0% - 16% (7%)

			Private Offering Price	$0 - $5.97 ($2.60)
			Non-Performance Risk	0% - 50% (1.2%)
			Volatility	51.4% - 94.4% (62%)
Preferred Stock	22,174,585	Income Approach	Time to Exit	2 - 4.5 Years (2.8)

			Private Offering Price	$0 - $1.75 ($1.03)
			Non-Performance Risk	0% (0%)
			Volatility	33.90% - 64.2% (47%)
			Revenue Multiples	2.2 - 4.6 (3.5)
			Time to Exit	2 - 4.5 Years (2.2)
Preferred Stock	14,934,995	Market Approach	Discount for Lack of Marketability	0% - 21% (10%)

			Private Offering Price	$1.00 ($1.00)
			Non-Performance Risk	0% (0%)
			Volatility	58.8% (58.8%)
Bridge Notes	834,673	Hybrid Approach	Time to Exit	0.33 Years (0.33)

			Private Offering Price	$1.00 ($1.00)
Bridge Notes	376,983	Income Approach	Non-Performance Risk	0% (0%)

			Private Offering Price	$1.00 ($1.00)
Bridge Notes	952,260	Market Approach	Non-Performance Risk	0% (0%)

			Private Offering Price	$1.00 ($1.00)
			Non-Performance Risk	0% (0%)
			Volatility	58.8% (58.8%)
Common Stock	22,752	Hybrid Approach	Time to Exit	0.33 Years (0.33)

			Private Offering Price	$1.00 - $3.71 ($2.72)
			Non-Performance Risk	0% (0%)
			Volatility	52.7% - 94.4% (65%)
Common Stock	512,507	Income Approach	Time to Exit	3 Years (3)

			Private Offering Price	$0.0001 - $0.001 ($0.0001)
Common Stock	21	Market Approach	Non-Performance Risk	0% (0%)

	Fair Value at December 31, 2014	Valuation Technique(s)	Unobservable Input	Range (Weighted Average(a))

			Private Offering Price	$0.30 - 2.66 ($1.46)
			Volatility	33.9% - 107% (73.1%)
Warrants	2,026,864	Income Approach	Expected Term	0.23 - 9.10 Years (3.5)

Rights to Milestone Payments	3,193,865	Probability Weighted	Probability of Achieving Independent Milestones	0% - 80% (45%)
		Discounted Cash Flow	Probability of Achieving Dependent Milestones	0% - 75% (24%)

Subordinated Secured Debt	979,450	Income Approach	Effective Yield	17.8% (17.8%)

Senior Secured Debt	1,203,299	Income Approach	Effective Yield	0 - 15.8% (5.0%)

Funds Held in Escrow
From Sales of
Investments	306,802	Market Approach	Escrow Discounts	50% (50%)

			Stock Price	$1.05 ($1.05)
			Volatility	88.9% (88.9%)
Options	50,690	Income Approach	Expected Term	9.6 Years (9.6)

			Volatility of Public Comparables	0% - 88.9% (68.7%)
OTC Traded			Discount for Lack of Marketability	0% - 16.4% (12.7%)
Common Stock	7,251,178	Market Approach	Escrow Discounts	0% - 50% (0.4%)

Total	$88,680,947

(a)	Weighted average based on fair value at December 31, 2014.

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

Option pricing models place a high weighting on liquidation preferences, which means that small differences in how the preferences are structured can have a material effect on the fair value of our securities at the time of valuation and also on future valuations should additional rounds of financing occur with senior preferences. As such, valuations calculated by option pricing models may not increase if 1) rounds of financing occur at higher prices per share, 2) liquidation preferences include multiples on investment, 3) the amount of invested capital is small and/or 4) liquidation preferences are senior to prior rounds of financing.

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

Participation Agreements and Senior Secured Debt

We invest in venture debt investments through senior secured debt. We value these securities using an income approach. The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. Common inputs for valuing Level 3 debt investments include: the effective yield of the debt investment or, in the case where we have received warrant coverage, the warrant-adjusted effective yield of the security, adjustments for changes in the yields of comparable publicly traded high-yield debt funds and risk-free interest rates and an assessment of non-performance risk. For venture debt investments, an increase in yields would result in a lower fair value measurement. Furthermore, yields would decrease, and value would increase, if the company is exceeding targets and risk has been substantially reduced from the level of risk that existed at the time of investment. Yields would increase, and values would decrease, if the company is failing to meet its targets and risk has been increased from the level of risk that existed at the time of investment. Historically, we also invested in venture debt through participation agreements. As of December 31, 2014, the amounts held in participation agreements consist solely of warrants. These warrants are valued using the Black-Scholes-Merton pricing model as discussed in "Warrants."

The following chart shows the components of change in the financial assets categorized as Level 3 for the year ended December 31, 2014.

Beginning Balance 1/1/2014	Total Realized (Losses) Gains Included in Changes in Net Assets	Transfers	Total Unrealized Appreciation (Depreciation) Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals and Settlements	Ending Balance 12/31/2014	Amount of Total
(Depreciation)
Appreciation for the
Period Included in
Changes in Net
Assets Attributable
to the Change in
Unrealized Gains or
Losses Relating to
Assets Still Held at
									the Reporting Date

Preferred Stock	$71,577,059	$(7,472,760)	$(371,644)[1,2]		$5,555,721	$8,191,037	$(6,509,810)	$70,969,603	$(6,283,994)

Bridge Notes	6,044,114	(50,000)	(4,968,041)[1]		(2,253,312)	3,434,976	(43,821)	2,163,916	(2,303,312)

Common Stock	108,668	0	1,130,362	[1]	(919,782)	216,032	0	535,280	(919,782)

Warrants	800,487	0	65,250	[1]	519,818	641,309	0	2,026,864	519,818

Rights to Milestone Payments	3,489,433	536,813	629,670		608,904	0	(2,070,955)	3,193,865	608,904

Participation Agreements	777,195	84,371	0		(68,196)	5,892	(799,262)	0	0

Senior Secured Debt	1,511,828	0	0		17,364	(12,536)	(313,357)	1,203,299	17,364

Subordinated Secured Debt	0	0	0		197	979,253	0	979,450	197

Funds Held in Escrow From Sales of Investments	1,786,390	270,241	625,000	[2]	0	0	(2,374,829)	306,802	0

Options	0	0	0		50,690	0	0	50,690	50,690

OTC Traded Common Stock	0	0	2,889,403	[1]	3,402,150	959,625	0	7,251,178	3,402,150

Total	$86,095,174	$(6,631,335)	$0		$6,913,554	$14,415,588	$(12,112,034)	$88,680,947	$(4,907,965)

1Transfers among asset classes are owing to conversions at financing events. These do not represent transfers in or out of Level 3.

2 There was a $625,000 transfer from "Preferred Stock" into "Funds Held in Escrow From Sales of Investments" owing to the sale of Molecular Imprints, Inc., to Canon, Inc.

There were no transfers out of Level 3 investments during the year ended December 31, 2014.

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

	Fair Value at December 31, 2013	Valuation Techniques(s)	Unobservable Input	Range (Weighted Average(a))

			Private Offering Price	$1.38 ($1.38)
			Probability of Exit Outcomes	25% - 75% (b)
Preferred Stock	$1,419,855	Hybrid Approach	Probability of Achieving Milestones	26% - 80% (b)

			Non-Performance Risk	0% - 100% (0%)
			Probability of Exit Outcomes	0% - 100% (b)
	4,235,562	Income Approach	Probability of Achieving Milestones	0% - 100% (b)

			Private Offering Price	$0.10 - $3.91 ($1.30)
			Non-Performance Risk	0% - 97% (5%)
			Revenue Multiples	1.15 - 7.27 (1.06)
			Illiquidity Discounts	20% - 30% (2.5%)
	65,921,642	Market Approach	Probability of Exit Outcomes	0% - 100% (b)

	2,679,932	Hybrid Approach
	333,845	Income Approach	Private Offering Price	$1.00 ($1.00)
Bridge Notes	3,030,337	Market Approach	Non-Performance Risk	0% (0%)

			Private Offering Price	$0.001 - $47.51 ($11.06)
Common Stock	108,668	Market Approach	Non-Performance Risk	0% (0%)

			Stock Price	$0.06 - $2.76 ($1.36)
		Black-Sholes-Merton	Volatility	22.6% - 107% (105%)
Warrants	800,487	Model	Expected Term	0.50 - 9.20 Years (3.3)

Probability Weighted
Rights to Milestone		Discounted Cash	Probability of Achieving Independent Milestones	0% - 80% (b)
Payments	3,489,433	Flow	Probability of Achieving Dependent Milestones	0% - 30% (b)

			Warrant Adjusted Effective Yield	21.5% (21.5%)
			Effective Yield	21.5% (21.5%)
			Non-Performance Risk	0% (0%)
			Participation Payment Risk	0% (0%)
			Stock Price	$0.09 - $0.50 ($0.34)
Participation			Volatility	107% (107%)
Agreements(c)	777,195	Income Approach	Expected Term	3.72 - 8.25 Years (5.59)

			Effective Yield	15.8% - 22.7% (19.6%)
Senior Secured Debt	1,511,828	Income Approach	Non-Performance Risk	0% (0%)

Funds Held in
Escrow From Sales
of Investments	1,786,390		Escrow Discounts	50% (50%)

Total	$86,095,174

(a)	Weighted average based on fair value at December 31, 2013.

(b)	Weighted average has not been disclosed owing to the wide range of possible values.

(c)	In connection with our investments in participation agreements in GEO Semiconductor, Inc., and OHSO Clean, Inc., we received warrants to purchase stock. See "Warrants" for a discussion of the valuation methodology used.

The following chart shows the components of change in the financial assets categorized as Level 3 for the year ended December 31, 2013.

Beginning Balance 1/1/2013	Total Realized Gains (Losses) Included in Changes in Net Assets	Transfers	Total Unrealized (Depreciation) Appreciation Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals	Ending Balance 12/31/2013	Amount of Total
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

Transactions in written call options during the year ended December 31, 2014, were as follows:

	Number of Contracts	Premium
Call options outstanding at December 31, 2013	1,500	$112,382
Call options written	1,500	342,735
Call options expired	(1,500)	(342,735)
Call options called in assignment transactions	0	0
Call options terminated in closing transactions	(1,500)	(112,382)
Call options outstanding at December 31, 2014	0	$0

At December 31, 2014, and December 31, 2013, we had rights to milestone payments from Amgen, Inc.’s acquisition of our former portfolio company, BioVex Group, Inc. These milestone payments were fair valued at $2,564,917 and $3,489,433, respectively, and are contingent upon certain milestones being achieved in the future. At December 31, 2014, and December 31, 2013, we had rights to milestone payments from Laird Technologies, Inc.'s acquisition of our former portfolio company, Nextreme Thermal Solutions, Inc. These milestone payments were fair valued at $0 as of December 31, 2014, and December 31, 2013. At December 31, 2014, we had rights to milestone payments from Canon, Inc.'s acquisition of our former portfolio company, Molecular Imprints, Inc. These milestone payments were fair valued at $628,948 as of December 31, 2014.

The following tables present the value of derivatives held at December 31, 2014, and the effect of derivatives held during the year ended December 31, 2014, along with the respective location in the financial statements.

Statements of Assets and Liabilities:

	Assets		Liabilities
Derivatives	Location	Fair Value	Location	Fair Value

Equity Contracts	—	—	Written call options payable	$0

Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Investments	$2,564,917	—	—

Laird Technologies, Inc. Rights to Milestone Payments from Acquisition of Nextreme Thermal Solutions, Inc.	Investments	$0	—	—

Canon, Inc. Rights to Milestone Payments from Acquisition of Molecular Imprints, Inc.	Investments	$628,948	—	—

Statements of Operations:

Derivatives	Location	Realized Gain/(Loss)	Change in unrealized (Depreciation)/ Appreciation

Equity Contracts	Net Realized and Unrealized (Loss) Gain	$232,079	$(8,882)

Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Net Realized and Unrealized (Loss) Gain	$536,813	$609,626

Laird Technologies, Inc. Rights to Milestone Payments from Acquisition of Nextreme Thermal Solutions, Inc.	Net Realized and Unrealized (Loss) Gain	$0	$0

Canon, Inc. Rights to Milestone Payments from Acquisition of Molecular Imprints, Inc.	Net Realized and Unrealized (Loss) Gain	$0	$(722)

Transactions in written call options during the year ended December 31, 2013, were as follows:

	Number of Contracts	Premium
Call options outstanding at December 31, 2012	2,000	$50,000
Call options written	18,321	1,092,989
Call options expired	(2,065)	(96,565)
Call options called in assignment transactions	(9,356)	(638,434)
Call options terminated in closing transactions	(7,400)	(295,608)
Call options outstanding at December 31, 2013	1,500	$112,382

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

Under the Stock Plan, a maximum of 20 percent (6,200,120 shares) of our total shares of common stock issued and outstanding as of the 2012 Annual Meeting date, calculated on a fully diluted basis (31,000,601 shares), were available for awards under the Stock Plan. Under the Stock Plan, no more than 50 percent of the shares of stock reserved for the grant of the awards under the Stock Plan (up to an aggregate of 3,100,060 shares) may be restricted stock awards at any time during the term of the Stock Plan. If any shares of restricted stock are awarded, such awards will reduce on a percentage basis the total number of shares of stock for which options may be awarded. No more than 1,000,000 shares of our common stock may be made subject to awards under the Stock Plan to any individual in any year. Although the Stock Plan permits us to continue to grant stock options, our Board of Directors currently plans to discontinue further grants of stock options. As of December 31, 2014, 1,165,495 shares of restricted stock, or 3.8 percent, of the 31,000,601 total shares outstanding as of the effective date of the Stock Plan were outstanding. As of December 31, 2014, 1,423,912 options, or 4.6 percent, of the 31,000,601 total shares outstanding as of the effective date of the Stock Plan were outstanding, of which 1,128,261, or 79.2 percent, of all options outstanding were held in the estate of Charles E. Harris.

The Stock Plan will expire on June 7, 2022. The expiration of the Stock Plan will not by itself adversely affect the rights of plan participants under awards that are outstanding at the time the Stock Plan expires.

Stock Option Awards

During the years ended December 31, 2014, 2013 and 2012, the Compensation Committee of the Board of Directors of the Company did not grant any stock options. On May 11, 2012, certain executive officers voluntarily cancelled 1,963,745 outstanding stock options for no consideration. Upon cancellation, we recognized $1,365,242 in compensation expense related to these previously granted options. The Compensation Committee currently does not plan to grant new stock options to employees.

For the years ended December 31, 2014, December 31, 2013, and December 31, 2012, the Company recognized $92,758, $215,394, and $1,973,569, respectively, of compensation expense in the Consolidated Statements of Operations related to stock options. The amount for the year ended December 31, 2012, includes $1,365,242 related to the voluntary cancellation of stock options. As of December 31, 2014, there was no unrecognized compensation cost related to unvested stock options awards. As of December 31, 2013, and December 31, 2012, there was approximately $92,756 and $224,182, respectively, of unrecognized compensation cost related to unvested stock option awards.

No options were exercised during the years ended December 31, 2014, December 31, 2013, and December 31, 2012. Upon exercise, shares would be issued from our previously authorized but unissued shares.

A summary of the changes in outstanding stock options for the year ended December 31, 2014, is as follows:

			Weighted	Weighted Average
		Weighted	Average	Remaining	Aggregate
		Average	Grant Date	Contractual	Intrinsic
	Shares	Exercise Price	Fair Value	Term (Years)	Value
Options Outstanding at January 1, 2014	1,425,372	$9.77	$6.27	2.68	$0

Granted	0	0	0	0

Exercised	0	0	0	0

Forfeited or Expired	(1,460)	4.49	2.11	0

Options Outstanding and Exercisable at December 31, 2014	1,423,912	$9.77	$6.28	1.68	$0

The aggregate intrinsic value in the table above with respect to outstanding options is calculated as the difference between the Company's closing stock price of $2.95 on December 31, 2014, and the exercise price, multiplied by the number of in-the-money options. This amount represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their awards on December 31, 2014.

The grant date fair value of options vested during the year ended December 31, 2014, was $189,743. The grant date fair value of options vested during the year ended December 31, 2013, was $202,269. The grant date fair value of options vested during the year ended December 31, 2012, was $580,542, which included options vested for certain executive officers prior to the voluntary cancellation of 1,963,745 outstanding stock options on May 11, 2012.

At December 31, 2014, there were no unvested options. At December 31, 2013, there were 25,445 unvested options with a weighted average grant date fair value of $7.46. At December 31, 2012, there were 56,505 unvested options with a weighted average grant date fair value of $6.94.

During the year ended December 31, 2014, a total of 25,445 options vested having a weighted average grant date fair value of $7.46. During the year ended December 31, 2013, a total of 31,060 options vested having a weighted average grant date fair value of $6.51. During the year ended December 31, 2012, a total of 162,972 options vested having a weighted average grant date fair value of $3.56.

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

The compensation expense for the service-based award is determined by the market price of our stock at the date of grant applied to the total number of shares we anticipate to fully vest. The market price for the March 6, 2014, employee service-based award was $3.05. The market price for the May 1, 2014, grant to the non-employee directors was $3.60.

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

During 2014, a total of 255,379 shares of restricted stock were forfeited in connection with the voluntary termination of three of our employees and the resignation of one non-employee director. As a result, compensation cost of $256,334 related to these awards was reversed, which reduced stock-based compensation cost for the period. For the year ended December 31, 2014, we recognized $764,248 of compensation expense related to restricted stock awards. As of December 31, 2014, there was unrecognized compensation cost of $1,859,672 related to restricted stock awards. This cost is expected to be recognized over a weighted average period of approximately 1.5 years.

Non-vested restricted stock awards as of December 31, 2014, and changes during the year ended December 31, 2014, were as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share

Outstanding at January 1, 2014	1,504,518	$2.78

Granted	40,360	3.01

Vested based on service	(83,404)	3.34

Shares withheld related to net share settlement of restricted stock	(40,600)	3.37

Forfeited	(255,379)	2.74

Outstanding at December 31, 2014	1,165,495	$2.73

For the year ended December 31, 2013, we recognized $1,034,362 of compensation expense related to restricted stock awards. As of December 31, 2013, there was unrecognized compensation cost of $3,203,536 related to restricted stock awards.

Non-vested restricted stock awards as of December 31, 2013, and changes during the year ended December 31, 2013, were as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share

Outstanding at January 1, 2013	1,616,000	$2.82

Granted	12,000	3.15

Vested based on service	(80,555)	3.39

Shares withheld related to net share settlement of restricted stock	(40,927)	3.38

Forfeited	(2,000)	3.55

Outstanding at December 31, 2013	1,504,518	$2.78

Under net settlement procedures currently applicable to our outstanding restricted stock awards for current employees, upon each settlement date, restricted stock awards are withheld to cover the required withholding tax, which is based on the value of the restricted stock award on the settlement date as determined by the closing price of our common stock on the vesting date. The remaining amounts are delivered to the recipient as shares of our common stock. During 2014, 124,004 restricted stock awards vested, of which 116,000 restricted stock awards were net settled by withholding 40,600 shares, which represented the employees' minimum statutory obligation for each such employee's applicable income and other employment taxes and remitted cash totaling of $124,751 to the appropriate tax authorities.

During 2013,121,482 restricted stock awards vested, of which 117,480 were net settled by withholding 40,927 shares, which represented the employees' minimum statutory obligation for each such employee's applicable income and other employment taxes and remitted cash totaling of $123,182 to the appropriate tax authorities.

The amount remitted to the tax authorities for the employees' tax obligation was reflected as a financing activity within our Consolidated Statements of Cash Flows. The shares withheld by us as a result of the net settlement of restricted stock awards are not considered issued and outstanding, thereby reducing our shares outstanding used to calculate net asset value per share.

NOTE 8. DISTRIBUTABLE EARNINGS

As of December 31, 2014, December 31, 2013, and December 31, 2012, there were no distributable earnings. The difference between the book basis and tax basis components of distributable earnings is primarily nondeductible deferred compensation and net operating losses. These differences are immaterial.

The Company did not declare dividends for the years ended December 31, 2014, 2013 or 2012.

NOTE 9. EMPLOYEE BENEFITS

401(k) Plan

We adopted a 401(k) Plan covering substantially all of our employees. Matching contributions to the plan are at the discretion of the Compensation Committee. For the year ended December 31, 2014, the Compensation Committee approved a 100 percent match, which amounted to $216,420. The 401(k) Company match for the years ended December 31, 2013, and December 31, 2012, was $219,600 and $208,383, respectively.

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

Our accumulated postretirement benefit obligation was re-measured as of the plan amendment date, which resulted in a $1,101,338 decrease in our liability. A deferred gain of $1,101,338 owing to this amendment was included in "Accumulated other comprehensive income" as of March 31, 2013. This amount is being amortized over a service period of 5.27 years. During the year ended December 31, 2014, a total of $208,983 was amortized and included as a reduction of "Salaries, benefits and stock-based compensation" on our Consolidated Statements of Operations. During the year ended December 31, 2013, a total of $174,152 was amortized and included as a reduction of "Salaries, benefits and stock-based compensation" on our Consolidated Statements of Operations. All of the amounts reported in the Consolidated Statements of Comprehensive Income (Loss) relate to the plan amendment.

The plan is unfunded and has no assets. The following disclosures about changes in the benefit obligation under our plan to provide medical and dental insurance for retirees are as of the measurement date of December 31:

162

	2014	2013
Accumulated Postretirement Benefit Obligation at Beginning of Year	$897,923	$1,955,116

Service Cost	41,433	69,277

Interest Cost	42,075	43,033

Plan Amendment	0	(1,101,338)

Actuarial Loss (Gain)	84,245	(47,848)

Benefits Paid	(22,946)	(20,317)

Accumulated Postretirement Benefit Obligation at End of Year	$1,042,730	$897,923

In accounting for the plan, the assumption made for the discount rate was 3.83 percent and 4.79 percent for the years ended December 31, 2014, and 2013, respectively. The assumed health care cost trend rates in 2014 were eight percent grading to five percent over six years for medical and five percent per year for dental. The assumed health care cost trend rates in 2013 were eight percent grading to five percent over six years for medical and five percent per year for dental. The effect on disclosure information of a one percentage point change in the assumed health care cost trend rate for each future year is shown below.

	1% Decrease	Assumed	1% Increase
	in Rates	Rates	in Rates

Aggregated Service and Interest Cost	$76,464	$83,508	$91,794

Accumulated Postretirement Benefit Obligation	$928,365	$1,042,730	$1,181,832

The net periodic postretirement benefit cost for the year is determined as the sum of service cost for the year, interest on the accumulated postretirement benefit obligation and amortization of the prior service cost and actuarial gains/losses over the average remaining service period of employees expected to receive plan benefits. The following is the net periodic postretirement benefit cost for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012

Service Cost	$41,433	$69,277	$160,428

Interest Cost on Accumulated Postretirement Benefit Obligation	42,075	43,033	71,033

Amortization of Prior Service Cost	(208,983)	(174,152)	0

Amortization of Net (Gain)/Loss	11,833	10,496	514

Net Periodic Post Retirement Benefit Cost	$(113,642)	$(51,346)	$231,975

A total of $208,983 in accumulated other comprehensive income is expected to be recognized as a component of net periodic post retirement benefit cost in 2015.

The Company estimates the following benefits to be paid in each of the following years:

2015	$19,601
2016	$22,706
2017	$25,798
2018	$29,588
2019	$32,276
2020 through 2024	$254,321

For the year ended December 31, 2014, net unrecognized actuarial losses, which resulted primarily from the decrease in the discount rate, increased by $72,412, which represents $84,245 of actuarial losses arising during the year, offset by $11,833 reclassification adjustment that increased the net periodic benefit cost for the year.

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

Executive Mandatory Retirement Benefit Plan

On May 5, 2011, the Board of Directors of Harris & Harris Group, Inc., terminated the Amended and Restated Executive Mandatory Retirement Benefit Plan. The plan was adopted in 2003 in order to begin planning for eventual management succession for individuals who are employed by us in a bona fide executive or high policy-making position. The plan provided benefits required by age discrimination laws as a result of the Company’s policy of mandatory retirement when such individuals attained the age of 65. Our former President accrued benefits under this plan prior to his retirement, and the termination of this plan has no impact on his accrued benefits. At December 31, 2014, and 2013, we had $224,883 and $222,337, respectively, accrued for benefits for this former employee under the plan, which is included in "Post retirement plan liabilities" on the Consolidated Statements of Assets and Liabilities.

NOTE 10. INCOME TAXES

We filed for the 1999 tax year to elect treatment as a RIC under Subchapter M of the Code and qualified for the same treatment for the years 2000 through 2013. However, there can be no assurance that we will qualify as a RIC for 2014 or subsequent years.

In the case of a RIC that furnishes capital to development corporations, there is an exception to the rule relating to the diversification of investments required to qualify for RIC treatment. This exception is available only to registered investment companies that the SEC determines to be principally engaged in the furnishing of capital to other corporations that are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available ("SEC Certification"). We have received SEC Certification since 1999, including for 2013, but it is possible that we may not receive SEC Certification in future years. We intend to apply for certification for 2014.

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

For federal tax purposes, the Company’s 2011 through 2014 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. Generally, for state tax purposes, the Company’s 2010 through 2014 tax years remain open for examination by the tax authorities under a four-year statute of limitations.

During 2014, the Company recorded a consolidated expense of $17,896 in federal, state and local income taxes. At December 31, 2014, we had $0 accrued for federal, state and local taxes payable by the Company.

We pay federal, state and local taxes primarily related to sublease income generated by Ventures, which is taxed as a C Corporation. For the years ended December 31, 2014, 2013, and 2012, our income tax expense for Ventures was $16,968, $27,053 and $14,331, respectively.

Tax expense included in the Consolidated Statement of Operations consists of the following:

	2014	2013	2012

Current	$17,896	$27,994	$15,236

Total income tax expense	$17,896	$27,994	$15,236

The Company realized short- and long-term losses of $5,899,525 in 2014. The Company realized short- and long-term capital gains of $15,648,618 and $2,421,669 in 2013 and 2012, respectively. The Company offsets these gains with capital loss carryforwards and neither owed federal income taxes on the gains nor was required to distribute any portion of the gains to shareholders.

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

As of December 31, 2014, we had post-enactment loss carryforwards under the provisions of the Act of $601,720 short term and $5,297,805 long term. Post-enactment losses have no expiration date. As of December 31, 2014, we had pre-enactment loss carryforwards totaling $3,875,967, expiring in 2018. We had no post-October losses.

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

The Company's aggregate operating and investment commitments in Accelerator amounted to $666,667 and $3,333,333, respectively. During the year ended December 31, 2014, $216,012 in capital was called, all of which related to the operating commitment. As of December 31, 2014, the Company had remaining unfunded commitments of $450,655 and $3,333,333, or approximately 67.6 percent and 100 percent, of the total operating and investment commitments, respectively. The withdrawal of contributed capital is not permitted. The transfer or assignment of capital is subject to approval by Accelerator.

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

On July 1, 2008, we signed a five-year lease for office space at 420 Florence Street, Suite 200, Palo Alto, California, which commenced on August 1, 2008, and expired on August 31, 2013. On April 26, 2011, we signed a one-year lease for office space at 530 Lytton Avenue, 2nd Floor, Palo Alto, California, commencing on July 1, 2011, and expiring on June 30, 2012. The lease was renewed commencing on July 1, 2012, expiring on June 30, 2013, on July 1, 2013, expiring on June 30, 2014, and on July 1, 2014, expiring on June 30, 2015. On March 22, 2012, we signed a one-year lease for office space at 140 Preston Executive Drive, Space "L," Cary, North Carolina, commencing on April 1, 2012, and expiring on March 31, 2013. The lease was renewed commencing on April 1, 2013, and expired on March 31, 2014. On March 17, 2014, we signed a month-to-month lease for office space at 213 Fayetteville Street, Raleigh, North Carolina, commencing on March 24, 2014, through December 31, 2014. Total rent expense for all of our office space was $299,048 in 2014; $376,360 in 2013 and $408,659 in 2012. Aggregate future minimum lease payments in each of the following years are: 2015 - $301,096; 2016 - $287,690; 2017 - $294,882; 2018 - $302,254; and 2019 - $309,811.

In the ordinary course of business, we indemnify our officers and directors, subject to certain regulatory limitations, for loss or liability related to their service on behalf of the Company, including serving on the boards of directors or as officers of portfolio companies. At December 31, 2014, and 2013, we believed our estimated exposure was minimal, and accordingly we have no liability recorded.

NOTE 12. CHANGE IN NET ASSETS PER SHARE

The following table sets forth the computation of basic and diluted per share net decreases in net assets resulting from operations for the years ended December 31, 2014, 2013, and 2012.

167

	2014	2013	2012

Numerator for decrease in net assets per share	$(13,570,420)	$(7,788,958)	$(19,986,900)

Denominator for basic weighted average shares	31,222,877	31,138,716	31,000,919

Basic net decrease in net assets per share resulting from operations	$(0.43)	$(0.25)	$(0.65)

Denominator for diluted weighted average shares	31,222,877	31,138,716	31,000,919

Diluted net decrease in net assets per share resulting from operations[1]	$(0.43)	$(0.25)	$(0.65)

Anti-dilutive shares by type:

Stock options	1,423,912	1,425,372	1,425,372
Restricted stock	268,705	436,518	548,000
Total anti-dilutive shares	1,692,617	1,861,890	1,973,372

1A total of 893,000, 1,068,000 and 1,068,000 market-based shares of restricted stock were outstanding at December 31, 2014, December 31, 2013, and December 31, 2012. These shares vest when the volume-weighted stock price is at or above pre-determined stock price targets over a 30-day period. These pre-determined stock price targets range from $5.00 per share to $9.00 per share. These shares were not included in the computation of diluted net asset value per share because as of the end of the reporting period none of the pre-determined stock price targets were met.

For the years ended December 31, 2014, 2013 and 2012, the calculation of net decrease in net assets resulting from operations per diluted share did not include stock options or shares of restricted stock because such shares were anti-dilutive. Stock options and restricted stock awards may be dilutive in future periods in which there are both a net increase in net assets resulting from operations and either significant increases in our average stock price or significant decreases in the amount of unrecognized compensation cost during the period.

NOTE 13. SUBSEQUENT EVENTS

On January 21, 2015, the Company made a $195,303 follow-on investment in Nantero, Inc., a privately held portfolio company.

On January 23, 2015, the Company made a $500,000 follow-on investment in Produced Water Absorbents, Inc., a privately held portfolio company.

On January 29, 2015, the Company made a $103,500 follow-on investment in SiOnyx, Inc., a privately held portfolio company.

On January 29, 2015, the Company made a $262,215 follow-on investment in Accelerator IV-New York Corporation, a privately held portfolio company. This investment was made pursuant to our operating commitment of which $188,440 remains unfunded. We continue to have an unfunded investment commitment of $3,333,333.

On February 5, 2015, the Company made a $250,000 new investment in Orig3n, Inc., a privately held portfolio company.

On February 5, 2015, the Company made a $200,000 new investment in Phylagen, Inc., a privately held portfolio company.

On February 17, 2015, the Company made a $484,203 follow-on investment in Produced Water Absorbents, Inc., a privately held portfolio company.

On February 17, 2015, the Company made a $208,035 follow-on investment in OpGen, Inc., a privately held portfolio company.

On February 20, 2015, the Company made a $104,521 follow-on investment in Mersana Therapeutics, Inc., a privately held portfolio company.

On March 2, 2015, the Company made a $300,000 follow-on investment in Metabolon, Inc., a privately held portfolio company.

NOTE 14. SELECTED QUARTERLY DATA (UNAUDITED)

	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total investment income	$146,291	$133,835	$93,373	$144,301

Net operating loss	$(1,975,372)	$(2,084,855)	$(1,877,603)	$(1,963,897)

Net (decrease) increase in net assets resulting from operations	$(6,475,677)	$4,328,055	$(910,852)	$(10,511,946)

Net (decrease) increase in net assets resulting from operations per average outstanding share	$(0.21)	$0.14	$(0.03)	$(0.33)

	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total investment income (loss)	$185,090	$189,963	$135,025	$(39,176)

Net operating loss	$(1,935,573)	$(1,989,938)	$(1,892,794)	$(2,203,901)

Net (decrease) increase in net assets resulting from operations	$(2,060,192)	$4,104,761	$(2,096,162)	$(7,737,365)

Net (decrease) increase in net assets resulting from operations per average outstanding share	$(0.07)	$0.13	$(0.07)	$(0.25)

HARRIS & HARRIS GROUP, INC. FINANCIAL HIGHLIGHTS

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	Dec. 31, 2014	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2010
Per Share Operating Performance

Net asset value per share, beginning of year	$3.93	$4.13	$4.70	$4.76	$4.35

Net operating loss*	(0.25)	(0.26)	(0.28)	(0.27)	(0.25)
Net realized gain (loss) on investments*	(0.16)	0.59	0.08	0.08	(0.12)
Net (decrease) increase in unrealized appreciation on investments and written call options*(1)	(0.02)	(0.58)	(0.44)	0.07	0.71
Total from investment operations*	(0.43)	(0.25)	(0.64)	(0.12)	0.34

Net increase as a result of stock- based compensation expense*	0.03	0.04	0.09	0.06	0.07

Net decrease as a result of acquisition of vested restricted stock awards related to employee withholding	(0.01)	(0.01)	(0.02)	0.00	0.00

Total increase from capital stock transactions	0.02	0.03	0.07	0.06	0.07

Net increase as a result of other comprehensive income	(0.01)	0.02	0.00	0.00	0.00

Net (decrease) increase in net asset value	(0.42)	(0.20)	(0.57)	(0.06)	0.41

Net asset value per share, end of year	$3.51	$3.93	$4.13	$4.70	$4.76

Stock price per share, end of year	$2.95	$2.98	$3.30	$3.46	$4.38

Total return based on stock price	(1.01)%	(9.70)%	(4.62)%	(21.0)%	(4.16)%

Supplemental Data:

Net assets, end of year	$109,654,427	$122,701,575	$128,436,774	$145,698,407	$146,853,912

Ratio of expenses, excluding taxes, to average net assets	7.14%	6.62%	6.57%	6.08%	5.75%

Ratio of expenses, including taxes, to average net assets	7.15%	6.65%	6.58%	6.09%	5.75%

Ratio of net operating loss to average net assets	(6.70)%	(6.26)%	(6.07)%	(5.61)%	(5.43)%

Average debt outstanding	$0.00	$0.00	$1,679,781	$1,254,247	$0.00

Average debt per share	$0.00	$0.00	$0.05	$0.04	$0.00

Cash dividends paid per share	$0.00	$0.00	$0.00	$0.00	$0.00

Taxes payable on behalf of shareholders on the deemed dividend per share	$0.00	$0.00	$0.00	$0.00	$0.00

Number of shares outstanding, end of year	31,280,843	31,197,438	31,116,881	31,000,601	30,878,164

*Based on average shares outstanding.

(1) Net unrealized gains (losses) include rounding adjustments to reconcile change in net asset value per share. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of unrealized losses on investments.

The accompanying notes are an integral part of this schedule.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the Exchange Act). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures. As of December 31, 2014, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management's Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm, on the Company’s internal control over financial reporting, is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2014 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The information set forth under the captions "Nominees," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Audit Committee" in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 5, 2015, to be filed pursuant to Regulation 14A under the Exchange Act (the "2015 Proxy Statement"), is herein incorporated by reference.

We have adopted a Code of Conduct for Directors and Employees, which also applies to our Chief Executive Officer, Chief Financial Officer, Treasurer and Senior Controller, which is posted on our website at http://ir.hhvc.com/governance.cfm.

The Board of Directors has determined that W. Dillaway Ayres, Jr., Stacy R. Brandom and Richard P. Shanley are all "Audit Committee Financial Experts" serving on our Audit Committee. Messrs. Ayres and Shanley and Ms. Brandom are not "interested persons" as defined under Section 2(a)(19) of the 1940 Act and are independent under the rules of the Nasdaq Stock Market.

Item 11.   Executive Compensation.

The information set forth under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report on Executive Compensation" in the 2015 Proxy Statement is herein incorporated by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the caption "How Many Shares Do the Company's Principal Shareholders, Directors and Executive Officers Own?" in the 2015 Proxy Statement is herein incorporated by reference. The "Equity Compensation Plan Information" chart is set forth herein under Item 5.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions "Nominees" and "Related Party Transactions" in the 2015 Proxy Statement is herein incorporated by reference.

Item 14.   Principal Accountant Fees and Services.

The information set forth under the captions "Audit Committee's Pre-Approval Policies" and "Fees Paid to PwC for 2014 and 2013" in the 2015 Proxy Statement is herein incorporated by reference.

PART IV

Item 15.    Exhibits and Financial Statements Schedules.

(a)	The following documents are filed as a part of this report:

(1)	Listed below are the financial statements which are filed as part of this report:

•	Consolidated Statements of Assets and Liabilities as of December 31, 2014, and 2013;

•	Consolidated Statements of Operations for the years ended December 31, 2014, 2013, and 2012;

•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013, and 2012

•	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012;

•	Consolidated Statements of Changes in Net Assets for the years ended December 31, 2014, 2013, and 2012;

•	Consolidated Schedule of Investments as of December 31, 2014;

•	Consolidated Schedule of Investments as of December 31, 2013;

•	Footnote to Consolidated Schedule of Investments;

•	Notes to Consolidated Financial Statements; and

•	Financial Highlights for the years ended December 31, 2014, 2013, 2012, 2011 and 2010.

(2)	Schedule 12-14 – "Investments and Advances to Affiliates"

(3)	The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Exchange Act.

3.1(a)	Restated Certificate of Incorporation of Harris & Harris Group, Inc., dated September 23, 2005, incorporated by reference as Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 814-00176) filed on March 15, 2011.

3.1(b)	Certificate of Amendment of the Certificate of Incorporation of Harris & Harris Group, Inc., dated May 19, 2006, incorporated by reference to Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 814-00176) filed on March 14, 2012.

3.1(c)	Certificate of Change of the Certificate of Incorporation of Harris & Harris Group, Inc., dated August 5, 2010, incorporated by reference as Exhibit 3 to Form 8-K (File No. 814-00176) filed on August 6, 2010.

3.2	Amended and Restated By-laws, incorporated by reference as Exhibit 3.1 to the Company's Form 8-K (File No. 814-00176) filed on August 3, 2012.

4*	Form of Specimen Certificate of Common Stock.

10.1	Custody Agreement by and between Harris & Harris Group, Inc. and Union Bank, dated March 11, 2011, incorporated by reference as Exhibit 10.1 to the Company's Form 8-K (File No. 814-00176) filed on March 14, 2011.

10.2	Custody Agreement by and between Harris & Harris Group, Inc. and TD Bank, N.A., dated February 24, 2011, incorporated by reference as Exhibit 10.2 to the Company's Form 8-K (File No. 814-00176) filed on February 24, 2011.

10.3	Multi-Draw Term Loan Facility Credit Agreement, by and among the Company, as borrower, Orix Corporate Capital, Inc., as Administrative Agent, and the other lenders party thereto from time to time, incorporated by reference as Exhibit 10.1 to the Company's Form 8-K (File No. 814-00176) filed on September 30, 2013.

10.4	Form of Indemnification Agreement which has been established with all directors and executive officers of the Company, incorporated by reference as Exhibit 10.1 to the Company's Form 8-K (File No. 814-00176) filed on November 1, 2013.

10.5	Amended and Restated Harris & Harris Group, Inc. 2012 Equity Incentive Plan, incorporated by reference as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No 814-00176) filed on March 14, 2012.

10.6*	Form of Non-Qualified Stock Option Agreement.

10.7	Form of Director Restricted Stock Agreement, incorporated by reference as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 814-00176) filed on May 10, 2012.

10.8	Form of Employee Restricted Stock Agreement, incorporated by reference as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 814-00176) filed on May 10, 2012.

10.9*	Lease Agreement, dated September 24, 2009, between Rosh 1450 Properties LLC and Harris & Harris Group, Inc.

10.10	Harris & Harris Group, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 814-00176) filed on March 14, 2012.

14.1*	Code of Conduct for Directors and Employees of Harris & Harris Group, Inc.

21	Subsidiaries of Registrant and Jurisdiction of Incorporation/Organization, incorporated by reference as Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 814-00176) filed on March 15, 2013.

31.01*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_____________

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRIS & HARRIS GROUP, INC.

Date: March 16, 2015	By:	/s/ Douglas W. Jamison
Douglas W. Jamison
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Douglas W. Jamison	Chairman of the Board	March 16, 2015
Douglas W. Jamison	and Chief Executive Officer

/s/ Patricia N. Egan	Chief Financial Officer	March 16, 2015
Patricia N. Egan

/s/ W. Dillaway Ayres, Jr.	Director	March 16, 2015
W. Dillaway Ayres, Jr.

/s/ Phillip A. Bauman	Director	March 16, 2015
Phillip A. Bauman

/s/ Stacy R. Brandom	Director	March 16, 2015
Stacy R. Brandom

/s/ Charles E. Ramsey	Director	March 16, 2015
Charles E. Ramsey

/s/ Richard P. Shanley	Director	March 16, 2015
Richard P. Shanley

EXHIBIT INDEX

The following exhibits are filed with this report in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit No.	Description

4	Form of Specimen Certificate of Common Stock.

10.6	Form of Non-Qualified Stock Option Agreement.

10.9	Lease Agreement, dated September 24, 2009, between Rosh 1450 Properties LLC and Harris & Harris Group, Inc.

14.1	Code of Conduct for Directors and Employees of Harris & Harris Group, Inc.

31.01	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Schedule 12-14

HARRIS & HARRIS GROUP, INC.

INVESTMENTS IN AND ADVANCES TO AFFILIATES

Name of Issuer	Title of Issue or Nature of Indebtedness(A)	Amount of Dividends or Interest Credited to Income (B)	Value as of December 31, 2013	Gross Additions (C)	Gross Reductions (D)	Value as of December 31, 2014

MAJORITY OWNED CONTROLLED INVESTMENTS:

ProMuc, Inc.	Common Stock	$0	$1	$0	$0	$1

	Secured Convertible Bridge Note	31,091	351,074	131,090	0	482,164

SynGlyco, Inc.	Common Stock	$0	$0	$0	$0	$0

	Secured Convertible Bridge Note	25,320	78,334	93,886	0	172,220

	Series A' Convertible Preferred Stock	0	0	0	0	0

	Senior Secured Debt	47,964	831,828	0	(11,709)	820,119

	Secured Convertible Bridge Note	30,105	91,389	113,374	0	204,763

TARA Biosystems, Inc.	Common Stock	$0	$0	$20	$0	$20

	Secured Convertible Bridge Note	8,811	0	308,811	0	308,811

Total Majority Owned Controlled Investments		$143,291	$1,352,626	$647,181	$(11,709)	$1,988,098

OTHER CONTROLLED INVESTMENTS:

Senova Systems, Inc.	Series B Convertible Preferred Stock	$0	$540,000	$0	$(136,877)	$403,123

	Series B-1 Convertible Preferred Stock	0	603,960	500,000	(204,773)	899,187

	Series C Convertible Preferred Stock	8,287	0	609,349	0	609,349

	Warrants for Series B Preferred Stock	0	75,750	0	(19,187)	56,563

UberSeq, Inc.	Series Seed Convertible Preferred Stock	$0	$0	$506,159	$0	$506,159

Total Other Controlled Investments		$8,287	$1,219,710	$1,615,508	$(360,837)	$2,474,381

Name of Issuer	Title of Issue or Nature of Indebtedness(A)	Amount of Dividends or Interest Credited to Income (B)	Value as of December 31, 2013	Gross Additions (C)	Gross Reductions (D)	Value as of December 31, 2014

AFFILIATE INVESTMENTS:

ABSMaterials, Inc.	Series A Convertible Preferred Stock	$0	$471,900	$0	$(180,025)	$291,875

	Series B Convertible Preferred Stock	0	755,679	500,038	0	1,255,717

Accelerator-New York Corporation	Series A Common stock	$0	$0	$216,012	$(164,385)	$51,627

Adesto Technologies Corporation	Series A Convertible Preferred Stock	$0	$1,388,276	$264,333	$0	$1,652,609

	Series B Convertible Preferred Stock	0	1,262,070	265,387	0	1,527,457

	Series C Convertible Preferred Stock	0	449,963	182,563	0	632,526

	Series D Convertible Preferred Stock	0	1,070,067	0	(457,605)	612,462

	Series D-1 Convertible Preferred Stock	0	561,291	0	(205,132)	356,159

	Series E Convertible Preferred Stock	0	9,969,781	72,329	0	10,042,110

AgBiome, LLC	Series A-1 Convertible Preferred Stock	$0	$2,456,834	$0	$(50,624)	$2,406,210

	Series A-2 Convertible Preferred Stock	0	564,906	18,588	0	583,494

D-Wave Systems, Inc.	Series 1 Class B Convertible Preferred Stock	$0	$1,399,831	$366,884	$0	$1,766,715

	Series 1 Class C Convertible Preferred Stock	0	550,765	148,692	0	699,457

	Series 1 Class D Convertible Preferred Stock	0	1,045,569	282,274	0	1,327,843

	Series 1 Class E Convertible Preferred Stock	0	329,249	106,011	0	435,260

	Series 1 Class F Convertible Preferred Stock	0	316,338	101,855	0	418,193

	Series 1 Class H Convertible Preferred Stock	2,869	0	935,480	(64,482)	870,998

	Series 2 Class D Convertible Preferred Stock	0	829,313	223,892	0	1,053,205

	Series 2 Class E Convertible Preferred Stock	0	628,345	211,499	0	839,844

Name of Issuer	Title of Issue or Nature of Indebtedness(A)	Amount of Dividends or Interest Credited to Income (B)	Value as of December 31, 2013	Gross Additions (C)	Gross Reductions (D)	Value as of December 31, 2014

D-Wave Systems, Inc. (Cont'd)	Series 2 Class F Convertible Preferred Stock	$0	$603,704	$203,205	$0	$806,909

	Warrants for Common Stock	0	37,617	79,213	0	116,830

EchoPixel, Inc.	Series Seed Convertible Preferred Stock	$0	$750,000	$562,425	$0	$1,312,425

Ensemble Therapeutics Corporation	Series B Convertible Preferred Stock	$0	$1,419,855	$0	$(359,832)	$1,060,023

	Series B-1 Convertible Preferred Stock(E)	12,535	2,679,932	0	(846,070)	1,833,862

HZO, Inc.	Common Stock(F)	$0	$1,130,362	$0	$(807,530)	$322,832

	Series I Convertible Preferred Stock(F)	0	6,095,592	206,997	(1,820,492)	4,482,097

	Series II Convertible Preferred Stock	0	0	2,113,002	0	2,113,002

Laser Light Engines, Inc.	Series A Convertible Preferred Stock	$0	$0	$0	$0	$0

	Series B Convertible Preferred Stock	0	0	0	0	0

	Convertible Bridge Notes(G)	(1,392)	164,122	33,076	(197,198)	0

Metabolon, Inc.	Series B Convertible Preferred Stock	$0	$2,997,991	$0	$(216,617)	$2,781,374

	Series B-1 Convertible Preferred Stock	0	1,199,196	0	(40,542)	1,158,654

	Series C Convertible Preferred Stock	0	2,756,500	0	(220,975)	2,535,525

	Series D Convertible Preferred Stock	0	2,304,109	0	(124,485)	2,179,624

	Series E Convertible Preferred Stock	0	1,225,000	331,847	0	1,556,847

	Warrants for Series B-1 Preferred Stock	0	216,408	268,127	0	484,535

OpGen, Inc.	Series A Convertible Preferred Stock	$0	$245,000	$361,252	$0	$606,252

	Common Stock	0	0	22,752	0	22,752

	Convertible Bridge Notes	14,450	0	834,673	0	834,673

Name of Issuer	Title of Issue or Nature of Indebtedness(A)	Amount of Dividends or Interest Credited to Income (B)	Value as of December 31, 2013	Gross Additions (C)	Gross Reductions (D)	Value as of December 31, 2014

Produced Water Absorbents, Inc.	Series A Convertible Preferred Stock	$0	$125,000	$175,215	$0	$300,215

	Series B Convertible Preferred Stock	0	1,751,641	436,631	0	2,188,272

	Series B-2 Convertible Preferred Stock	0	0	1,579,844	0	1,579,844

	Series B-3 Convertible Preferred Stock	0	0	1,430,677	0	1,430,677

	Series C Convertible Preferred Stock	0	0	1,000,268	(245,138)	755,130

	Warrants for Series B-2 Convertible Preferred Stock	0	0	65,250	(21,236)	44,014

	Subordinated Secured Non-Convertible Debt	0	0	1,000,000	(20,550)	979,450

	Convertible Bridge Note	24,746	832,789	0	(832,789)	0

SiOnyx, Inc.	Series A Convertible Preferred Stock	$0	$43,781	$0	$(43,781)	$0

	Series A-1 Convertible Preferred Stock	0	556,250	0	(556,250)	0

	Series A-2 Convertible Preferred Stock	0	788,913	0	(788,913)	0

	Series B-1 Convertible Preferred Stock	0	451,903	0	(451,903)	0

	Series C Convertible Preferred Stock	0	970,526	0	(970,526)	0

	Warrants for Series B-1 Preferred Stock	0	18,165	0	(18,165)	0

	Warrants for Common Stock	0	21,387	0	(21,387)	0

	Secured Convertible Bridge Notes	6,144	1,719,458	584,754	(2,142,927)	161,285

Ultora, Inc.	Series A Convertible Preferred Stock	$0	$1,788	$0	$(1,788)	$0

	Series B Convertible Preferred Stock	0	236,603	0	(236,603)	0

	Unsecured Bridge Notes(G)	0	0	113,997	(113,997)	0

Total Affiliate Investments		$59,352	$55,393,769	$15,299,042	$(12,221,947)	$58,470,864

(A)	Common stock, warrants, options, membership units and, in some cases, preferred stock are generally non-income producing and restricted. The principal amount of debt and the number of shares of common and preferred stock and number of membership units are shown in the accompanying Consolidated Schedules of Investments as of December 31, 2014 and 2013.

(B)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was a control or affiliate investment, as appropriate. Amounts credited to preferred or common stock represent accrued bridge note interest related to conversions that occurred during 2014.

(C)	Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees. Gross additions also include net increases in unrealized appreciation or decreases in unrealized depreciation.

(D)	Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs. Gross reductions also include net increases in unrealized depreciation or decreases in unrealized appreciation.

(E)	During 2014, our secured convertible bridge notes plus accrued interest of Ensemble Therapeutics Corporation converted into shares of Series B-1 Convertible Preferred Stock.

(F)	During 2014, our shares of Series A and Series B Convertible Preferred Stock of HZO, Inc., converted into shares of common stock and Series I Convertible Preferred Stock, respectively.

(G)	Debt security is on non-accrual status and, therefore, is considered non-income producing during the year ended December 31, 2014.

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

