Form 10-Q
period 2015-03-31
HARRIS & HARRIS GROUP INC /NY/
filed 2015-05-11
CIK 893739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐    No     ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2015
Common Stock, $0.01 par value per share	31,280,843 shares

Harris & Harris Group, Inc.

Form 10-Q, March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

In the opinion of management, these financial statements reflect all adjustments, consisting of valuation adjustments and normal recurring accruals, necessary for a fair statement of our financial position, results of operations and cash flows for such periods.

Harris & Harris Group, Inc.® (the "Company," "us," "our" and "we"), is an internally managed, non-diversified management investment company that has elected to operate as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). Certain information and disclosures normally included in the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted as permitted by Regulation S-X and Regulation S-K. Accordingly, they do not include all information and disclosures necessary for a fair presentation of our financial position, results of operations and cash flows in conformity with GAAP. The results of operations for any interim period are not necessarily indicative of the results for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Investments, in portfolio securities at value:
Unaffiliated privately held companies (cost: $22,698,583 and $22,304,047, respectively)	$13,625,608	$13,854,906
Unaffiliated rights to milestone payments (adjusted cost basis: $2,387,278 and $2,387,278, respectively)	3,194,781	3,193,865
Unaffiliated publicly traded securities (cost: $1,741,128 and $1,741,128, respectively)	2,222,799	1,398,085
Non-controlled affiliated privately held companies (cost: $69,112,614 and $67,236,533, respectively)	60,303,275	58,470,864
Non-controlled affiliated publicly traded companies (cost: $5,591,299 and $5,591,299, respectively)	6,604,774	8,384,641
Controlled affiliated privately held companies (cost: $12,656,241 and $13,111,030, respectively)	4,158,650	4,462,479
Equity method privately held companies (adjusted cost basis: $346,721 and $0, respectively)	346,721	0
Total, investments in private portfolio companies, rights to milestone payments, public securities at value (cost: $114,533,864 and $112,371,315, respectively)	$90,456,608	$89,764,840
Cash	21,051,443	20,748,314
Funds held in escrow from sales of investments at value (Note 3)	308,345	306,802
Receivable from portfolio company	170,810	160,877
Interest receivable	48,534	62,482
Prepaid expenses	694,332	754,856
Other assets	290,096	296,690
Total assets	$113,020,168	$112,094,861

LIABILITIES & NET ASSETS

Term loan credit facility (Note 5)	$5,000,000	$0
Post retirement plan liabilities (Note 8)	1,280,986	$1,267,615
Accounts payable and accrued liabilities	528,216	841,915
Deferred rent	318,232	330,904
Total liabilities	$7,127,434	$2,440,434

Commitments and contingencies (Note 12)

Net assets	$105,892,734	$109,654,427

Net assets are comprised of:
Preferred stock, $0.10 par value, 2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares authorized at 3/31/15 and 12/31/14; 33,109,583 issued at 3/31/15 and 12/31/14	331,096	331,096
Additional paid in capital (Note 9)	215,264,253	215,051,662
Accumulated net operating and realized loss	(82,885,785)	(80,434,528)
Accumulated unrealized depreciation of investments	(24,077,256)	(22,606,475)
Accumulated other comprehensive income (Note 8)	665,957	718,203
Treasury stock, at cost (1,828,740 shares at 3/31/15 and 12/31/14)	(3,405,531)	(3,405,531)

Net assets	$105,892,734	$109,654,427
Shares outstanding	31,280,843	31,280,843
Net asset value per outstanding share	$3.39	$3.51

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Investment income:
Interest from:
Unaffiliated companies	$11,243	$50,235
Non-controlled affiliated companies	52,426	42,276
Controlled affiliated companies	44,426	34,726
Cash and U.S. Treasury securities and other	1,430	3,549
Fees for providing managerial assistance to portfolio companies	7,000	0
Yield-enhancing fees on debt securities	26,307	15,505
Total investment income	142,832	146,291

Expenses:
Salaries, benefits and stock-based compensation (Note 9)	1,078,489	1,412,360
Administration and operations	101,234	130,480
Professional fees	572,234	211,871
Rent	67,706	68,026
Insurance expense	67,611	83,933
Directors' fees and expenses	119,624	93,277
Interest and other debt expense	143,720	93,720
Custody fees	15,912	14,791
Depreciation	12,647	13,205
Total expenses	2,179,177	2,121,663

Net operating loss	(2,036,345)	(1,975,372)

Net realized (loss) gain:
Realized (loss) gain from investments:
Unaffiliated companies	10,485	0
Non-controlled affiliated companies	(293,786)	(7,299,284)
Publicly traded companies	0	372,615
Written call options	0	(110,656)
Realized loss from investments	(283,301)	(7,037,325)

Income tax expense (Note 10)	105	15,986
Net realized loss from investments	(283,406)	(7,053,311)

Net (increase) decrease in unrealized depreciation on investments:
Investments	(1,470,781)	2,386,653
Written call options	0	166,353
Net (increase) decrease in unrealized depreciation on investments	(1,470,781)	2,553,006

Net realized and unrealized loss on investments	(1,754,187)	(4,500,305)

Share of loss on equity method investment	(131,506)	0

Net decrease in net assets resulting from operations:

Total	$(3,922,038)	$(6,475,677)

Per average basic and diluted outstanding share	$(0.13)	$(0.21)

Average outstanding shares	31,280,843	31,197,438

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014

Net decrease in net assets resulting from operations	$(3,922,038)	$(6,475,677)

Other comprehensive loss:

Amortization of prior service cost	(52,246)	(52,246)

Other comprehensive loss	(52,246)	(52,246)

Comprehensive loss	$(3,974,284)	$(6,527,923)

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014

Cash flows used in operating activities:
Net decrease in net assets resulting from operations	$(3,922,038)	$(6,475,677)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net realized loss and change in unrealized depreciation on investments	1,754,082	4,484,319
Depreciation of fixed assets, amortization of prepaid assets and accretion of bridge note interest	(66,312)	(75,321)
Share of loss on equity method investment	131,506	0
Stock-based compensation expense	212,591	309,147
Amortization of prior service cost	(52,246)	(52,246)
Purchase of U.S. government securities	0	(19,999,044)
Sale of U.S. government securities	0	18,999,008
Purchase of equity method investment	(262,215)	0
Purchase of affiliated portfolio companies	(1,853,262)	(2,386,980)
Purchase of unaffiliated portfolio companies	(499,824)	0
Payments received on debt investments	91,736	97,990
Proceeds from sale of investments and conversion of bridge notes	24,000	2,070,534
Proceeds from call option premiums	0	338,229
Payments for put and call option purchases	0	(218,532)

Changes in assets and liabilities:
Receivable from sales of investments	(9,933)	448,886
Interest receivable	13,948	(20,526)
Prepaid expenses	60,524	87,978
Other assets	378	(379)
Post retirement plan liabilities	13,371	16,043
Accounts payable and accrued liabilities	(313,699)	(249,022)
Deferred rent	(12,672)	(10,967)

Net cash used in operating activities	(4,690,065)	(2,636,560)

Cash flows from investing activities:
Purchase of fixed assets	(6,806)	(754)
Net cash used in investing activities	(6,806)	(754)

Cash flows from financing activities:
Proceeds from drawdown of loan facility	5,000,000	0
Net cash provided by financing activities	5,000,000	0

Net increase (decrease) in cash	$303,129	$(2,637,314)

Cash at beginning of the period	20,748,314	8,538,548
Cash at end of the period	$21,051,443	$5,901,234

Supplemental disclosures of cash flow information:
Income taxes paid	$105	$15,986
Interest paid	$0	$0

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	Three Months Ended	Year Ended
	March 31, 2015	December 31, 2014

Changes in net assets from operations:

Net operating loss	$(2,036,345)	$(7,901,727)
Net realized (loss) on investments	(283,406)	(5,083,625)
Net (increase) in unrealized depreciation on investments	(1,470,781)	(576,186)
Net (decrease) in unrealized appreciation on written call options	0	(8,882)
Share of loss on equity method investment	(131,506)	0

Net decrease in net assets resulting from operations	(3,922,038)	(13,570,420)

Changes in net assets from capital stock transactions:

Acquisition of vested restricted stock awards to pay required employee withholding tax	0	(124,751)
Stock-based compensation expense	212,591	857,006

Net increase in net assets resulting from capital stock transactions	212,591	732,255

Changes in net assets from accumulated other comprehensive (loss) income:

Other comprehensive (loss)	(52,246)	(208,983)

Net (decrease) in net assets resulting from accumulated other comprehensive (loss) income	(52,246)	(208,983)

Net decrease in net assets	(3,761,693)	(13,047,148)

Net Assets:

Beginning of the period	109,654,427	122,701,575

End of the period	$105,892,734	$109,654,427

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2015 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 18.0% of net assets at value

Private Placement Portfolio (Illiquid) (4) – 12.9% of net assets at value

Bridgelux, Inc. (5)(8)(9)		Energy
Manufacturing high-power light emitting diodes (LEDs) and arrays
Series B Convertible Preferred Stock	(M)		$1,000,000	1,861,504	$634,228
Series C Convertible Preferred Stock	(M)		1,352,196	2,130,699	835,101
Series D Convertible Preferred Stock	(M)		1,371,622	999,999	726,389
Series E Convertible Preferred Stock	(M)		672,599	440,334	663,152
Series E-1 Convertible Preferred Stock	(M)		386,073	399,579	462,166
Warrants for Series C Convertible Preferred Stock expiring 8/31/15	( I )		168,270	163,900	37,268
Warrants for Series D Convertible Preferred Stock expiring 8/31/15	( I )		128,543	166,665	39,178
Warrants for Series E Convertible Preferred Stock expiring 12/31/17	( I )		93,969	170,823	40,541
Warrants for Common Stock expiring 6/1/16	( I )		72,668	132,100	10,880
Warrants for Common Stock expiring 8/9/18	( I )		148,409	171,183	36,309
Warrants for Common Stock expiring 10/21/18	( I )		18,816	84,846	6,988
			5,413,165		3,492,200

Cambrios Technologies Corporation (5)(8)(9)		Electronics
Developing nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock	( I )		1,294,025	1,294,025	38,983
Series C Convertible Preferred Stock	( I )		1,300,000	1,300,000	39,162
Series D Convertible Preferred Stock	( I )		515,756	515,756	367,375
Series D-2 Convertible Preferred Stock	( I )		92,400	92,400	33,131
Series D-4 Convertible Preferred Stock	( I )		216,168	216,168	77,508
			3,418,349		556,159

Cobalt Technologies, Inc. (8)(9)(10)		Energy
Developing processes for making bio- butanol through biomass fermentation
Series C-1 Convertible Preferred Stock	(M)		749,998	352,112	0
Series D-1 Convertible Preferred Stock	(M)		122,070	48,828	0
Series E-1 Convertible Preferred Stock	(M)		114,938	46,089	0
Warrants for Series E-1 Pref. Stock expiring on 10/9/22	( I )		2,781	1,407	0
Warrants for Series E-1 Pref. Stock expiring on 3/11/23	( I )		5,355	2,707	0
			995,142		0

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2015 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 18.0% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) – 12.9% of net assets at value (Cont.)

Mersana Therapeutics, Inc. (5)(8)(9)		Life Sciences
Developing antibody drug conjugates for cancer therapy
Series A-1 Convertible Preferred Stock	( I )		$683,538	635,081	$444,168
Series B-1 Convertible Preferred Stock	( I )		104,521	97,111	105,385
Common Stock	( I )		3,875,395	350,539	142,490
			4,663,454		692,043

Molecular Imprints, Inc. (5)(8)(9)(11)		Electronics
Manufacturing nanoimprint lithography capital equipment for non-semiconductor manufacturing markets
Series A Convertible Preferred Stock	(M)		928,884	928,884	1,086,793

Nanosys, Inc. (5)(8)		Energy
Developing inorganic nanowires and quantum dots for use in LED-backlit devices
Series C Convertible Preferred Stock	(M)		1,500,000	803,428	715,280
Series D Convertible Preferred Stock	(M)		3,000,003	1,016,950	2,130,245
Series E Convertible Preferred Stock	(M)		496,573	433,688	753,132
			4,996,576		3,598,657

Nano Terra, Inc. (5)		Energy
Developing surface chemistry and nano- manufacturing solutions
Senior secured debt, 12.0%, maturing on 12/1/15	( I )		258,229	$293,633	292,425
Warrants for Common Stock expiring on 2/22/21	( I )		69,168	4,462	1,578
Warrants for Series A-3 Pref. Stock expiring on 11/15/22	( I )		35,403	47,508	65,214
			362,800		359,217

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2015 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 18.0% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) – 12.9% of net assets at value (Cont.)

Nantero, Inc. (5)(8)(9)		Electronics
Developing a high-density, nonvolatile, random access memory chip, enabled by carbon nanotubes
Series A Convertible Preferred Stock	( I )		$489,999	345,070	$1,443,540
Series B Convertible Preferred Stock	( I )		323,000	207,051	873,482
Series C Convertible Preferred Stock	( I )		571,329	188,315	945,275
Series D Convertible Preferred Stock	( I )		139,075	35,569	180,463
Series E Convertible Preferred Stock	( I )		195,303	32,714	196,272
			1,718,706		3,639,032

Phylagen, Inc. (5)(8)(12)		Life Sciences
Developing technology to improve human health and productivity
Secured Convertible Bridge Note, 5%, acquired 2/5/15	(M)		201,507	$200,000	201,507

Total Unaffiliated Private Placement Portfolio (cost: $22,698,583)					$13,625,608

Rights to Milestone Payments (Illiquid) (6) – 3.0% of net assets at value

Amgen, Inc. (8)(9)		Life Sciences
Rights to Milestone Payments from
Acquisition of BioVex Group, Inc.	( I )		$1,757,608	$1,757,608	$2,564,070

Laird Technologies, Inc. (8)(9)		Energy
Rights to Milestone Payments from Merger &
Acquisition of Nextreme Thermal Solutions, Inc.	( I )		0	$0	0

Canon, Inc. (8)(9)		Electronics
Rights to Milestone Payments from
Acquisition of Molecular Imprints, Inc.	( I )		629,670	$629,670	630,711

Total Unaffiliated Rights to Milestone Payments (cost: $2,387,278)					$3,194,781

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2015 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Publicly Traded Portfolio (7) – 2.1% of net assets at value

Solazyme, Inc. (5)(9)		Energy
Developing algal biodiesel, industrial chemicals and specialty ingredients using synthetic biology
Common Stock	(M)		$118,099	50,000	$143,000

Champions Oncology, Inc. (5)(9)		Life Sciences
Developing its TumorGraftTM platform for personalized medicine and drug development
Common Stock	(M)		1,622,629	2,922,492	2,045,744
Warrants for Common Stock expiring 1/29/18	( I )		400	66,000	34,055
			1,623,029		2,079,799

Total Unaffiliated Publicly Traded Portfolio (cost: $1,741,128)					$2,222,799

Total Investments in Unaffiliated Companies (cost: $26,826,989)					$19,043,188

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2015 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 63.2% of net assets at value

Private Placement Portfolio (Illiquid) (13) – 56.9% of net assets at value

ABSMaterials, Inc. (5)(8)(9)		Energy
Developing nano-structured absorbent materials for environmental remediation
Series A Convertible Preferred Stock	( I )		$435,000	390,000	$304,735
Series B Convertible Preferred Stock	( I )		1,217,644	1,037,751	1,279,992
			1,652,644		1,584,727

Adesto Technologies Corporation (5)(8)(9)(14)		Electronics
Developing low-power, high-performance memory devices
Series A Convertible Preferred Stock	(H)		2,200,000	6,547,619	1,801,438
Series B Convertible Preferred Stock	(H)		2,200,000	5,952,381	1,666,633
Series C Convertible Preferred Stock	(H)		1,485,531	2,122,187	695,738
Series D Convertible Preferred Stock	(H)		1,393,147	1,466,470	662,252
Series D-1 Convertible Preferred Stock	(H)		703,740	987,706	384,918
Series E Convertible Preferred Stock	(H)		2,499,999	3,508,771	10,965,653
			10,482,417		16,176,632

AgBiome, LLC (5)(8)(9)		Life Sciences
Providing early-stage research and discovery for agriculture and utilizing the crop microbiome to identify products that reduce risk and improve yield
Series A-1 Convertible Preferred Stock	( I )		2,000,000	2,000,000	2,414,838
Series A-2 Convertible Preferred Stock	( I )		521,740	417,392	583,750
			2,521,740		2,998,588

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2015 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Non-Controlled Affiliated Companies (3) – 63.2% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (13) – 56.9% of net assets at value (Cont.)

D-Wave Systems, Inc. (8)(15)		Electronics
Developing high-performance quantum computing systems
Series 1 Class B Convertible Preferred Stock	(H)		$1,002,074	1,144,869	$1,613,303
Series 1 Class C Convertible Preferred Stock	(H)		487,804	450,450	638,900
Series 1 Class D Convertible Preferred Stock	(H)		748,473	855,131	1,212,884
Series 1 Class E Convertible Preferred Stock	(H)		248,049	269,280	398,954
Series 1 Class F Convertible Preferred Stock	(H)		238,323	258,721	383,310
Series 1 Class H Convertible Preferred Stock	(H)		909,088	460,866	798,191
Series 2 Class D Convertible Preferred Stock	(H)		736,019	678,264	962,023
Series 2 Class E Convertible Preferred Stock	(H)		659,493	513,900	770,284
Series 2 Class F Convertible Preferred Stock	(H)		633,631	493,747	740,076
Warrants for Common Stock expiring 6/30/15	( I )		98,644	153,890	97,967
Warrants for Common Stock expiring 5/12/19	( I )		26,357	20,415	6,893
			5,787,955		7,622,785

EchoPixel, Inc. (5)(8)(9)		Life Sciences
Developing algorithms and software to improve visualization of data for life science and healthcare applications
Series Seed Convertible Preferred Stock	( I )		1,250,000	4,194,630	1,328,595

Ensemble Therapeutics Corporation (5)(8)		Life Sciences
Developing DNA-Programmed ChemistryTM for the discovery of new classes of therapeutics
Series B Convertible Preferred Stock	( I )		2,000,000	1,449,275	844,843
Series B-1 Convertible Preferred Stock	( I )		679,754	492,575	1,521,042
			2,679,754		2,365,885

HZO, Inc. (5)(8)(9)		Electronics
Developing novel industrial coatings that protect electronics against damage from liquids
Common Stock	( I )		666,667	405,729	331,544
Series I Convertible Preferred Stock	( I )		5,709,835	2,266,894	4,561,780
Series II Convertible Preferred Stock	( I )		2,000,003	539,710	2,139,401
			8,376,505		7,032,725

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2015 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Non-Controlled Affiliated Companies (3) – 63.2% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (13) – 56.9% of net assets at value (Cont.)

Laser Light Engines, Inc. (8)(9)		Energy
Manufactured solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	(M)		$2,000,000	7,499,062	$0
Series B Convertible Preferred Stock	(M)		3,095,802	13,571,848	0
Secured Convertible Bridge Note, 12%, acquired 10/7/11	(M)		200,000	$200,000	0
Secured Convertible Bridge Note, 12%, acquired 11/17/11	(M)		95,652	$95,652	0
Secured Convertible Bridge Note, 12%, acquired 12/21/11	(M)		82,609	$82,609	0
Secured Convertible Bridge Note, 12%, acquired 3/5/12	(M)		434,784	$434,784	0
Secured Convertible Bridge Note, 12%, acquired 7/26/12	(M)		186,955	$186,955	0
Secured Convertible Bridge Note, 20%, acquired 4/29/13	(M)		166,667	$166,667	0
Secured Convertible Bridge Note, 20%, acquired 7/22/13	(M)		166,667	$166,667	0
Secured Convertible Bridge Note, 10%, acquired 10/30/13	(M)		80,669	$80,669	0
Secured Convertible Bridge Note, 10%, acquired 2/5/14	(M)		19,331	$19,331	0
Secured Convertible Bridge Note, 10%, acquired 6/24/14	(M)		13,745	$13,745	0
			6,542,881		0

Metabolon, Inc. (5)(8)(9)		Life Sciences
Developing service and diagnostic products through the use of a metabolomics, or biochemical, profiling platform
Series B Convertible Preferred Stock	(H)		2,500,000	371,739	2,777,068
Series B-1 Convertible Preferred Stock	(H)		706,214	148,696	1,158,629
Series C Convertible Preferred Stock	(H)		1,000,000	1,000,000	2,531,271
Series D Convertible Preferred Stock	(H)		1,499,999	835,882	2,182,054
Series E-1 Convertible Preferred Stock	(H)		1,225,000	444,404	1,561,146
Series E-2 Convertible Preferred Stock	(H)		299,999	103,277	300,131
			7,231,212		10,510,299

OpGen, Inc. (5)(8)(16)		Life Sciences
Developing tools for genomic sequence assembly and analysis
Series A Convertible Preferred Stock	(M)		610,017	610,017	2,544,172
Common Stock	(M)		3,260,000	29,883	124,632
Secured Convertible Bridge Note, 8%, acquired 7/11/14	(M)		221,115	$209,020	922,193
Secured Convertible Bridge Note, 8%, acquired 10/16/14	(M)		259,278	$250,000	246,625
Secured Convertible Bridge Note, 8%, acquired 11/14/14	(M)		206,133	$200,000	196,074
Secured Convertible Bridge Note, 8%, acquired 12/29/14	(M)		102,067	$100,000	97,086
Secured Convertible Bridge Note, 8%, acquired 2/17/15	(M)		209,996	$208,035	1,089,305
			4,868,606		5,220,087

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2015 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled
Affiliated Companies (3) –
63.2% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (13) –
56.9% of net assets at value (Cont.)

Orig3n, Inc. (5)(8)(9)(12)		Life Sciences
Developing personalized medicine applications
for induced pluripotent stems cells.
Series 1 Convertible Preferred Stock	( I )		$250,000	597,658	$250,893

Produced Water Absorbents, Inc. (5)(8)(17)		Energy
Developing nano-structured absorbent materials
for environmental remediation of contaminated
water in the oil and gas industries
Series A Convertible Preferred Stock	(M)		1,000,000	1,000,000	40,256
Series B Convertible Preferred Stock	(M)		1,496,865	5,987,460	1,045,115
Series B-2 Convertible Preferred Stock	(M)		1,015,427	4,322,709	754,531
Series B-3 Convertible Preferred Stock	(M)		978,641	3,914,564	683,288
Series C Convertible Preferred Stock	(M)		1,000,268	2,667,380	351,248
Series D Convertible Preferred Stock	(M)		986,066	2,629,510	684,422
Subordinated Secured Debt, 12%, maturing on 6/30/15	( I )		989,443	$1,000,000	981,100
Warrants for Series B-2 Preferred Stock expiring
upon liquidation event	( I )		65,250	300,000	9,333
			7,531,960		4,549,293

SiOnyx, Inc. (5)(8)		Electronics
Developing silicon-based optoelectronic
products enabled by its proprietary Black Silicon
Series A Convertible Preferred Stock	( I )		750,000	233,499	0
Series A-1 Convertible Preferred Stock	( I )		890,000	2,966,667	0
Series A-2 Convertible Preferred Stock	( I )		2,445,000	4,207,537	0
Series B-1 Convertible Preferred Stock	( I )		1,169,561	1,892,836	0
Series C Convertible Preferred Stock	( I )		1,171,316	1,674,030	0
Secured Convertible Bridge Note, 8%, acquired 1/31/14	( I )		1,281,125	$1,281,125	0
Secured Convertible Bridge Note, 8%, acquired 5/9/14	( I )		76,966	$93,976	0
Secured Convertible Bridge Note, 10%, acquired 12/12/14	( I )		71,107	$68,999	65,030
Secured Convertible Bridge Note, 10%, acquired 1/30/15	( I )		105,254	$103,500	96,257
Warrants for Series B-1 Convertible Preferred
Stock expiring 2/23/17	( I )		130,439	247,350	0
Warrants for Common Stock expiring 3/28/17	( I )		84,207	418,507	0
Warrants for Common Stock expiring 5/9/19	( I )		17,010	3,208	0
			8,191,985		161,287

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2015 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Non-Controlled
Affiliated Companies (3) –
63.2% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (13 –
56.9% of net assets at value (Cont.)

UberSeq, Inc. (5)(8)(9)(18)		Life Sciences
Developing translational genomics solutions
Series Seed Convertible Preferred Stock	( I )		$500,000	500,000	$501,479

Ultora, Inc. (5)(8)		Energy
Developing energy-storage devices
enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		886,830	17,736	0
Series B Convertible Preferred Stock	(M)		236,603	2,347,254	0
Secured Convertible Bridge Note, 5%, acquired 5/7/14	(M)		86,039	$86,039	0
Secured Convertible Bridge Note, 5%, acquired 8/20/14	(M)		17,208	$17,208	0
Secured Convertible Bridge Note, 5%, acquired 10/14/14	(M)		10,750	$10,750	0
Secured Convertible Bridge Note, 5%, acquired 3/30/15	(M)		7,525	$7,525	0
			1,244,955		0

Total Non-Controlled Private Placement Portfolio (cost: $69,112,614)					$60,303,275

Publicly Traded Portfolio (19) –
6.3% of net assets at value

Enumeral Biomedical Holdings, Inc. (5)(20)		Life Sciences
Developing therapeutics and diagnostics
through functional assaying of single cells
Common Stock	(M)		$4,993,357	7,966,368	$5,718,235
Warrants for Common Stock expiring 7/30/19	( I )		540,375	1,500,000	670,621
Warrants for Common Stock expiring 2/2/24	( I )		57,567	255,120	166,638
Options to Purchase Common Stock at $1.00
expiring 8/4/24	( I )		0	70,000	49,280
			5,591,299		6,604,774

Total Non-Controlled Publicly Traded Portfolio (cost: $5,591,299)					$6,604,774

Total Investments in Non-Controlled Affiliated Companies (cost: $74,703,913)					$66,908,049

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2015 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Controlled
Affiliated Companies (3) –
3.9% of net assets at value

Private Placement Portfolio (Illiquid) (21) –
3.9% of net assets at value

ProMuc, Inc. (5)(8)		Life Sciences
Developing synthetic mucins for the
nutritional, food and healthcare markets
Common Stock	(M)		$1	1,000	$1
Secured Convertible Bridge Note, 8%, acquired 12/18/13	(M)		385,978	$350,000	385,978
Secured Convertible Bridge Note, 8%, acquired 8/13/14	(M)		105,063	$100,000	105,063
			491,042		491,042

Senova Systems, Inc. (5)(8)		Life Sciences
Developing next-generation sensors to measure pH
Series B Convertible Preferred Stock	( I )		1,218,462	1,350,000	466,198
Series B-1 Convertible Preferred Stock	( I )		1,083,960	2,759,902	888,884
Series C Convertible Preferred Stock	( I )		608,287	811,049	608,287
Warrants for Series B Preferred Stock expiring 10/15/17	( I )		131,538	164,423	56,780
Warrants for Series B Preferred Stock expiring 4/24/18	( I )		20,000	25,000	8,633
			3,062,247		2,028,782

SynGlyco, Inc. (5)(8)		Life Sciences
Developed synthetic carbohydrates for
pharmaceutical applications
Common Stock	( I )		2,729,817	57,463	0
Series A' Convertible Preferred Stock	( I )		4,855,627	4,855,627	0
Senior Secured Debt, 12.00%, maturing on 12/11/14	( I )		440,219	$500,000	803,381
Secured Convertible Bridge Note, 8%, acquired 1/23/13	( I )		414,324	$350,000	282,919
Secured Convertible Bridge Note, 8%, acquired 4/25/13	( I )		348,216	$300,000	237,777
			8,788,203		1,324,077

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2015 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Controlled
Affiliated Companies (3) –
3.9% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (21) –
3.9% of net assets at value (Cont.)

TARA Biosystems, Inc. (5)(8)		Life Sciences
Developing human tissue models for toxicology
and drug discovery applications
Common Stock	(M)		$20	2,000,000	$20
Secured Convertible Bridge Note, 8%, acquired 8/20/14	(M)		314,729	$300,000	314,729
			314,749		314,749

Total Controlled Private Placement Portfolio (cost: $12,656,241)					$4,158,650

Total Investments in Controlled Affiliated Companies (cost: $12,656,241)					$4,158,650

Total Private Placement and Publicly Traded Portfolio (cost: $114,187,143)					$90,109,887

Equity Method Investments (22) –
0.3% of net assets at value

Private Placement Portfolio (Illiquid) (22) –
0.3% of net assets at value

Accelerator IV-New York Corporation (5)(8)(9)(23)		Life Sciences
Identifying and managing emerging
biotechnology companies
Series A Common Stock	(E)		$346,721	478,227	$346,721

Total Equity Method Investments (cost: $346,721)					$346,721

Total Investments (cost: $114,533,864)					$90,456,608

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2015 (Unaudited)

Notes to Consolidated Schedule of Investments

(1)	See "Footnote to Consolidated Schedule of Investments" on page 33 for a description of the "Valuation Procedures."

(2)	We classify "Energy" companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials. We classify "Electronics" companies as those that address problems in electronics-related industries, including semiconductors. We classify "Life Sciences" companies as those that address problems in life sciences-related industries, including biotechnology, agriculture, advanced materials and chemicals, healthcare, bioprocessing, water, industrial biotechnology, food, nutrition and energy.

(3)	Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own five percent or more, but less than 25 percent, of the voting shares of the portfolio company, or where we hold one or more seats on the portfolio company’s board of directors but do not control the company. Investments in controlled affiliated companies consist of investments in which we own 25 percent or more of the voting shares of the portfolio company or otherwise control the company.

(4)	The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $22,698,583. The gross unrealized appreciation based on the tax cost for these securities is $157,908. The gross unrealized depreciation based on the tax cost for these securities is $9,230,883.

(5)	All or a portion of the investments or instruments are pledged as collateral under our Loan Facility with Orix Corporate Capital, Inc.

(6)	The aggregate cost for federal income tax purposes of investments in unaffiliated rights to milestone payments is $2,387,278. The gross unrealized appreciation based on the tax cost for these securities is $807,503. The gross unrealized depreciation based on the tax cost for these securities is $0.

(7)	The aggregate cost for federal income tax purposes of investments in unaffiliated publicly traded companies is $1,741,128. The gross unrealized appreciation based on the tax cost for these securities is $481,671. The gross unrealized depreciation based on the tax cost for these securities is $0.

(8)	We are subject to legal restrictions on the sale of our investment(s) in this company.

(9)	Represents a non-income producing security. Investments that have not paid dividends or interest within the last 12 months are considered to be non-income producing.

(10)	Cobalt Technologies, Inc., also does business as Cobalt Biofuels.

(11)	On April 8, 2015, the board of directors of Molecular Imprints, Inc., ("MII") approved an Agreement and Plan of Merger with a privately held technology company ("MII Acquirer"). As a result of the merger, MII will become a wholly owned subsidiary of the MII Acquirer. The Merger Agreement provides for both cash consideration and stock consideration in the form of shares of Series B Preferred Stock of the MII Acquirer.

The accompanying unaudited notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2015 (Unaudited)

(12)	Initial investment was made in 2015.

(13)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated privately held companies is $69,112,614. The gross unrealized appreciation based on the tax cost for these securities is $11,717,428. The gross unrealized depreciation based on the tax cost for these securities is $20,526,768.

(14)	Adesto Technologies Corporation's Series E shares have certain rights and preferences in a sale or initial public offering ("IPO") that are not ascribed to the other classes of stock.

(15)	D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave through Parallel Universes, Inc., a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. See "Note 3. Summary of Significant Accounting Policies." D-Wave is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire non-qualifying assets unless, at the time the acquisition is made, qualifying assets are at least 70 percent of our total assets.

(16)	On May 5, 2015, OpGen, Inc., completed an IPO. See "Note 13. Subsequent Events."

(17)	Produced Water Absorbents, Inc., also does business as ProSep, Inc.

(18)	UberSeq, Inc., also does business as NGXBio, Inc.

(19)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated publicly traded companies is $5,591,299. The gross unrealized appreciation based on the tax cost for these securities is $1,013,475. The gross unrealized depreciation based on the tax cost for these securities is $0.

(20)	A portion of the Company's shares and warrants of Enumeral Biomedical Holdings, Inc., are subject to restrictions on transfer, and we are also subject to a lock-up agreement that restricts our ability to trade these shares, exclusive of the general restriction on the transfer of unregistered securities. The lock-up period on our 7,966,368 shares of Enumeral Biomedical Holdings expires on January 31, 2016.

(21)	The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $12,656,241. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $8,497,591.

(22)	The aggregate cost for federal income tax purposes of investments in privately held equity method investments is $346,721. Under the equity method, investments are carried at cost, plus or minus the Company's equity in the increases and decreases in the investee's net assets after the date of acquisition and certain other adjustments.

(23)	As part of our initial investment in Accelerator IV-New York Corporation, the Company made an additional operating and investment commitment. See "Note 11. Commitments and Contingencies."

The accompanying unaudited notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 16.8% of net assets at value

Private Placement Portfolio (Illiquid) (4) – 12.6% of net assets at value

Bridgelux, Inc. (5)(8)(9)		Energy
Manufacturing high-power light emitting diodes (LEDs) and arrays
Series B Convertible Preferred Stock	(M)		$1,000,000	1,861,504	$607,692
Series C Convertible Preferred Stock	(M)		1,352,196	2,130,699	826,294
Series D Convertible Preferred Stock	(M)		1,371,622	999,999	787,915
Series E Convertible Preferred Stock	(M)		672,599	440,334	724,344
Series E-1 Convertible Preferred Stock	(M)		386,073	399,579	499,686
Warrants for Series C Convertible Preferred Stock expiring 8/31/15	( I )		168,270	163,900	32,815
Warrants for Series D Convertible Preferred Stock expiring 8/31/15	( I )		128,543	166,665	35,139
Warrants for Series E Convertible Preferred Stock expiring 12/31/17	( I )		93,969	170,823	36,448
Warrants for Common Stock expiring 6/1/16	( I )		72,668	132,100	6,562
Warrants for Common Stock expiring 8/9/18	( I )		148,409	171,183	29,966
Warrants for Common Stock expiring 10/21/18	( I )		18,816	84,846	4,215
			5,413,165		3,591,076

Cambrios Technologies Corporation (5)(8)(9)		Electronics
Developing nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock	( I )		1,294,025	1,294,025	41,829
Series C Convertible Preferred Stock	( I )		1,300,000	1,300,000	42,022
Series D Convertible Preferred Stock	( I )		515,756	515,756	358,416
Series D-2 Convertible Preferred Stock	( I )		92,400	92,400	32,361
Series D-4 Convertible Preferred Stock	( I )		216,168	216,168	75,708
			3,418,349		550,336

Cobalt Technologies, Inc. (5)(8)(9)(10)		Energy
Developing processes for making bio-
butanol through biomass fermentation
Series C-1 Convertible Preferred Stock	(M)		749,998	352,112	0
Series D-1 Convertible Preferred Stock	(M)		122,070	48,828	0
Series E-1 Convertible Preferred Stock	(M)		114,938	46,089	0
Warrants for Series E-1 Pref. Stock expiring on 10/9/22	( I )		2,781	1,407	0
Warrants for Series E-1 Pref. Stock expiring on 3/11/23	( I )		5,355	2,707	0
			995,142		0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 16.8% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) – 12.6% of net assets at value (Cont.)

GEO Semiconductor Inc. (5)(11)		Electronics
Developing programmable, high-performance video and geometry processing solutions
Loan and Security Agreement with GEO
Semiconductor relating to the following assets:
Warrants for Series A Pref. Stock expiring on 3/1/18	( I )		$7,512	10,000	$10,919
Warrants for Series A-1 Pref. Stock expiring on 6/29/18	( I )		7,546	10,000	12,010
			15,058		22,929

Mersana Therapeutics, Inc. (5)(8)(9)(12)		Life Sciences
Developing antibody drug conjugates for cancer therapy
Series A-1 Convertible Preferred Stock	( I )		683,538	635,081	434,387
Common Stock	( I )		3,875,395	350,539	138,048
			4,558,933		572,435

Molecular Imprints, Inc. (5)(8)(9)(13)		Electronics
Manufacturing nanoimprint lithography capital equipment for non-semiconductor manufacturing markets
Series A Convertible Preferred Stock	(M)		928,884	928,884	928,884

Nanosys, Inc. (5)(8)		Energy
Developing inorganic nanowires and quantum dots for use in LED-backlit devices
Series C Convertible Preferred Stock	(M)		1,500,000	803,428	932,035
Series D Convertible Preferred Stock	(M)		3,000,003	1,016,950	2,530,003
Series E Convertible Preferred Stock	(M)		496,573	433,688	844,004
			4,996,576		4,306,042

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 16.8% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) – 12.6% of net assets at value (Cont.)

Nano Terra, Inc. (5)		Energy
Developing surface chemistry and nano- manufacturing solutions
Senior secured debt, 12.0%, maturing on 12/1/15	( I )		$349,966	$385,369	$383,180
Warrants for Series A-2 Pref. Stock expiring on 2/22/21	( I )		69,168	446,248	13
Warrants for Series C Pref. Stock expiring on 11/15/22	( I )		35,403	241,662	66,673
			454,537		449,866

Nantero, Inc. (5)(8)(9)		Electronics
Developing a high-density, nonvolatile, random access memory chip, enabled by carbon nanotubes
Series A Convertible Preferred Stock	( I )		489,999	345,070	1,440,529
Series B Convertible Preferred Stock	( I )		323,000	207,051	871,532
Series C Convertible Preferred Stock	( I )		571,329	188,315	941,639
Series D Convertible Preferred Stock	( I )		139,075	35,569	179,638
			1,523,403		3,433,338

Total Unaffiliated Private Placement Portfolio (cost: $22,304,047)					$13,854,906

Rights to Milestone Payments (Illiquid) (6) – 2.9% of net assets at value

Amgen, Inc. (8)(9)		Life Sciences
Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	( I )		$1,757,608	$1,757,608	$2,564,917

Laird Technologies, Inc. (8)(9)		Energy
Rights to Milestone Payments from Merger &
Acquisition of Nextreme Thermal Solutions, Inc.	( I )		0	0	0

Canon, Inc. (8)(9)		Electronics
Rights to Milestone Payments from Acquisition of Molecular Imprints, Inc.	( I )		629,670	$629,670	628,948

Total Unaffiliated Rights to Milestone Payments (cost: $2,387,278)					$3,193,865

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Publicly Traded Portfolio (7) – 1.3% of net assets at value

Solazyme, Inc. (5)(9)		Energy
Developing algal biodiesel, industrial
chemicals and specialty ingredients using synthetic biology
Common Stock	(M)		$118,099	50,000	$129,000

Champions Oncology, Inc. (5)(9)		Life Sciences
Developing its TumorGraftTM platform for
personalized medicine and drug development
Common Stock	(M)		1,622,629	2,523,895	1,261,695
Warrants for Common Stock expiring 1/29/18	( I )		400	40,000	7,390
			1,623,029		1,269,085

Total Unaffiliated Publicly Traded Portfolio (cost: $1,741,128)					$1,398,085

Total Investments in Unaffiliated Companies (cost: $26,432,453)					$18,446,856

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 61.0% of net assets at value

Private Placement Portfolio (Illiquid) (14) – 53.3% of net assets at value

ABSMaterials, Inc. (5)(8)(9)		Energy
Developing nano-structured absorbent
materials for environmental remediation Series A Convertible Preferred Stock	( I )		$435,000	390,000	$291,875
Series B Convertible Preferred Stock	( I )		1,217,644	1,037,751	1,255,717
			1,652,644		1,547,592

Accelerator IV-New York Corporation (8)(9)(15)(16)		Life Sciences
Identifying and managing emerging biotechnology companies
Series A Common Stock	( I )		216,012	216,012	51,627

Adesto Technologies Corporation (5)(8)(9)(17)		Electronics
Developing low-power, high-performance memory devices
Series A Convertible Preferred Stock	(H)		2,200,000	6,547,619	1,652,609
Series B Convertible Preferred Stock	(H)		2,200,000	5,952,381	1,527,457
Series C Convertible Preferred Stock	(H)		1,485,531	2,122,187	632,526
Series D Convertible Preferred Stock	(H)		1,393,147	1,466,470	612,462
Series D-1 Convertible Preferred Stock	(H)		703,740	987,706	356,159
Series E Convertible Preferred Stock	(H)		2,499,999	3,508,771	10,042,110
			10,482,417		14,823,323

AgBiome, LLC (5)(8)(9)		Life Sciences
Providing early-stage research and discovery for agriculture and utilizing the crop microbiome to identify products that reduce risk and improve yield
Series A-1 Convertible Preferred Stock	( I )		2,000,000	2,000,000	2,406,210
Series A-2 Convertible Preferred Stock	( I )		521,740	417,392	583,494
			2,521,740		2,989,704

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 61.0% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (14) – 53.3% of net assets at value (Cont.)

D-Wave Systems, Inc. (8)(18)		Electronics
Developing high-performance quantum computing systems
Series 1 Class B Convertible Preferred Stock	(H)		$1,002,074	1,144,869	$1,766,715
Series 1 Class C Convertible Preferred Stock	(H)		487,804	450,450	699,457
Series 1 Class D Convertible Preferred Stock	(H)		748,473	855,131	1,327,843
Series 1 Class E Convertible Preferred Stock	(H)		248,049	269,280	435,260
Series 1 Class F Convertible Preferred Stock	(H)		238,323	258,721	418,193
Series 1 Class H Convertible Preferred Stock	(H)		909,088	460,866	870,998
Series 2 Class D Convertible Preferred Stock	(H)		736,019	678,264	1,053,205
Series 2 Class E Convertible Preferred Stock	(H)		659,493	513,900	839,844
Series 2 Class F Convertible Preferred Stock	(H)		633,631	493,747	806,909
Warrants for Common Stock expiring 6/30/15	( I )		98,644	153,890	108,479
Warrants for Common Stock expiring 5/12/19	( I )		26,357	20,415	8,351
			5,787,955		8,335,254

EchoPixel, Inc. (5)(8)(9)		Life Sciences
Developing algorithms and software to improve visualization of data for life science and healthcare applications
Series Seed Convertible Preferred Stock	( I )		1,250,000	4,194,630	1,312,425

Ensemble Therapeutics Corporation (5)(8)		Life Sciences
Developing DNA-Programmed ChemistryTM for the discovery of new classes of therapeutics
Series B Convertible Preferred Stock	( I )		2,000,000	1,449,275	1,060,023
Series B-1 Convertible Preferred Stock	( I )		679,754	492,575	1,833,862
			2,679,754		2,893,885

HZO, Inc. (5)(8)(9)		Electronics
Developing novel industrial coatings that protect electronics against damage from liquids
Common Stock	( I )		666,667	405,729	322,832
Series I Convertible Preferred Stock	( I )		5,709,835	2,266,894	4,482,097
Series II Convertible Preferred Stock	( I )		2,000,003	539,710	2,113,002
			8,376,505		6,917,931

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 61.0% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (14) – 53.3% of net assets at value (Cont.)

Laser Light Engines, Inc. (5)(8)		Energy
Manufactured solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	(M)		$2,000,000	7,499,062	$0
Series B Convertible Preferred Stock	(M)		3,095,802	13,571,848	0
Secured Convertible Bridge Note, 12%, acquired 10/7/11	(M)		200,000	$200,000	0
Secured Convertible Bridge Note, 12%, acquired 11/17/11	(M)		95,652	$95,652	0
Secured Convertible Bridge Note, 12%, acquired 12/21/11	(M)		82,609	$82,609	0
Secured Convertible Bridge Note, 12%, acquired 3/5/12	(M)		434,784	$434,784	0
Secured Convertible Bridge Note, 12%, acquired 7/26/12	(M)		186,955	$186,955	0
Secured Convertible Bridge Note, 20%, acquired 4/29/13	(M)		166,667	$166,667	0
Secured Convertible Bridge Note, 20%, acquired 7/22/13	(M)		166,667	$166,667	0
Secured Convertible Bridge Note, 10%, acquired 10/30/13	(M)		80,669	$80,669	0
Secured Convertible Bridge Note, 10%, acquired 2/5/14	(M)		19,331	$19,331	0
Secured Convertible Bridge Note, 10%, acquired 6/24/14	(M)		13,745	$13,745	0
			6,542,881		0

Metabolon, Inc. (5)(8)(9)		Life Sciences
Developing service and diagnostic products through the use of a metabolomics, or biochemical, profiling platform
Series B Convertible Preferred Stock	(H)		2,500,000	371,739	2,781,374
Series B-1 Convertible Preferred Stock	(H)		706,214	148,696	1,158,654
Series C Convertible Preferred Stock	(H)		1,000,000	1,000,000	2,535,525
Series D Convertible Preferred Stock	(H)		1,499,999	835,882	2,179,624
Series E Convertible Preferred Stock	(H)		1,225,000	444,404	1,556,847

Warrants for Series B-1 Convertible Preferred Stock expiring 3/25/15	( I )		293,786	74,348	484,535
			7,224,999		10,696,559

OpGen, Inc. (8)(19)		Life Sciences
Developing tools for genomic sequence assembly and analysis
Series A Convertible Preferred Stock	(H)		610,017	610,017	606,252
Common Stock	(H)		3,260,000	29,883	22,752
Secured Convertible Bridge Note, 8%, acquired 7/11/14	(H)		216,991	$209,020	273,908
Secured Convertible Bridge Note, 8%, acquired 10/16/14	(H)		254,278	$250,000	256,571
Secured Convertible Bridge Note, 8%, acquired 11/14/14	(H)		202,133	$200,000	203,633
Secured Convertible Bridge Note, 8%, acquired 12/29/14	(H)		100,067	$100,000	100,561
			4,643,486		1,463,677

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 61.0% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (14) – 53.3% of net assets at value (Cont.)

Produced Water Absorbents, Inc. (5)(8)		Energy
Developing nano-structured absorbent materials for environmental remediation of contaminated water in the oil and gas industries
Series A Convertible Preferred Stock	(M)		$1,000,000	1,000,000	$300,215
Series B Convertible Preferred Stock	(M)		1,496,865	5,987,460	2,188,272
Series B-2 Convertible Preferred Stock	(M)		1,015,427	4,322,709	1,579,844
Series B-3 Convertible Preferred Stock	(M)		978,641	3,914,564	1,430,677
Series C Convertible Preferred Stock	(M)		1,000,268	2,667,380	755,130
Subordinated Secured Debt, 12%, maturing on 6/30/15	(M)		979,253	$1,000,000	979,450
Warrants for Series B-2 Preferred Stock expiring
upon liquidation event	( I )		65,250	300,000	44,014
			6,535,704		7,277,602

SiOnyx, Inc. (5)(8)		Electronics
Developing silicon-based optoelectronic products enabled by its proprietary Black Silicon
Series A Convertible Preferred Stock	( I )		750,000	233,499	0
Series A-1 Convertible Preferred Stock	( I )		890,000	2,966,667	0
Series A-2 Convertible Preferred Stock	( I )		2,445,000	4,207,537	0
Series B-1 Convertible Preferred Stock	( I )		1,169,561	1,892,836	0
Series C Convertible Preferred Stock	( I )		1,171,316	1,674,030	0
Secured Convertible Bridge Note, 8%, acquired 1/31/14	( I )		1,281,125	$1,281,125	0
Secured Convertible Bridge Note, 8%, acquired 5/9/14	( I )		76,966	$93,976	0
Secured Convertible Bridge Note, 10%, acquired 12/12/14	( I )		69,382	$68,999	161,285
Warrants for Series B-1 Convertible Preferred
Stock expiring 2/23/17	( I )		130,439	247,350	0
Warrants for Common Stock expiring 3/28/17	( I )		84,207	418,507	0
Warrants for Common Stock expiring 5/9/19	( I )		17,010	3,208	0
			8,085,006		161,285

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) –
61.0% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (14) – 53.3% of net assets at value (Cont.)

Ultora, Inc. (5)(8)		Energy
Developing energy-storage devices enabled by carbon nanotubes
Series A Convertible Preferred Stock	( I )		$886,830	17,736	$0
Series B Convertible Preferred Stock	( I )		236,603	2,347,254	0
Secured Convertible Bridge Note, 5%, acquired 5/7/14	( I )		86,039	$86,039	0
Secured Convertible Bridge Note, 5%, acquired 8/20/14	( I )		17,208	$17,208	0
Secured Convertible Bridge Note, 5%, acquired 10/14/14	( I )		10,750	$10,750	0
			1,237,430		0

Total Non-Controlled Private Placement Portfolio (cost: $67,236,533)					$58,470,864

Publicly Traded Portfolio (20) – 7.7% of net assets at value
Enumeral Biomedical Holdings, Inc. (5)(21)		Life Sciences
Developing therapeutics and diagnostics
through functional assaying of single cells
Common Stock	(M)		$4,993,357	7,966,368	$7,251,178
Warrants for Common Stock expiring 7/30/19	( I )		540,375	1,500,000	874,594
Warrants for Common Stock expiring 2/2/24	( I )		57,567	255,120	208,179
Options to Purchase Common Stock at $1.00
expiring 8/4/24	( I )		0	56,667	50,690
			5,591,299		8,384,641

Total Non-Controlled Publicly Traded Portfolio (cost: $5,591,299)					$8,384,641

Total Investments in Non-Controlled Affiliated Companies (cost: $72,827,832)					$66,855,505

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Controlled Affiliated Companies (3) – 4.1% of net assets at value

Private Placement Portfolio (Illiquid) (22) – 4.1% of net assets at value

ProMuc, Inc. (5)(8)		Life Sciences
Developing synthetic mucins for the nutritional, food and healthcare markets
Common Stock	(M)		$1	1,000	$1
Secured Convertible Bridge Note, 8%, acquired 12/18/13	(M)		379,074	$350,000	379,074
Secured Convertible Bridge Note, 8%, acquired 8/13/14	(M)		103,090	$100,000	103,090
			482,165		482,165

Senova Systems, Inc. (5)(8)		Life Sciences
Developing next-generation sensors to measure pH
Series B Convertible Preferred Stock	( I )		1,218,462	1,350,000	403,123
Series B-1 Convertible Preferred Stock	( I )		1,083,960	2,759,902	899,187
Series C Convertible Preferred Stock	( I )		608,287	811,049	609,349
Warrants for Series B Preferred Stock expiring 10/15/17	( I )		131,538	164,423	49,098
Warrants for Series B Preferred Stock expiring 4/24/18	( I )		20,000	25,000	7,465
			3,062,247		1,968,222

SynGlyco, Inc. (5)(8)		Life Sciences
Developed synthetic carbohydrates for pharmaceutical applications
Common Stock	( I )		2,729,817	57,463	0
Series A' Convertible Preferred Stock	( I )		4,855,627	4,855,627	0
Senior Secured Debt, 12.00%, maturing on 12/11/14	( I )		424,101	$500,000	820,119
Secured Convertible Bridge Note, 8%, acquired 1/23/13	( I )		406,417	$350,000	204,763
Secured Convertible Bridge Note, 8%, acquired 4/25/13	( I )		341,825	$300,000	172,220
			8,757,787		1,197,102

TARA Biosystems, Inc. (5)(8)(15)		Life Sciences
Developing human tissue models for toxicology and drug discovery applications
Common Stock	(M)		20	2,000,000	20
Secured Convertible Bridge Note, 8%, acquired 8/20/14	(M)		308,811	$300,000	308,811
			308,831		308,831

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Controlled
Affiliated Companies (3) –
4.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (22) –
4.1% of net assets at value (Cont.)

UberSeq, Inc. (5)(8)(9)(15)		Life Sciences
Developing translational genomics solutions Series Seed Convertible Preferred Stock	( I )		$500,000	500,000	$506,159

Total Controlled Private Placement Portfolio (cost: $13,111,030)					$4,462,479

Total Investments in Controlled Affiliated Companies (cost: $13,111,030)					$4,462,479

Total Private Placement and Publicly Traded Portfolio (cost: $112,371,315)					$89,764,840

Total Investments (cost: $112,371,315)					$89,764,840

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

Notes to Consolidated Schedule of Investments

(1)	See "Footnote to Consolidated Schedule of Investments" on page 33 for a description of the "Valuation Procedures."

(2)	We classify "Energy" companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials. We classify "Electronics" companies as those that address problems in electronics-related industries, including semiconductors. We classify "Life Sciences" companies as those that address problems in life sciences-related industries, including biotechnology, agriculture, advanced materials and chemicals, healthcare, bioprocessing, water, industrial biotechnology, food, nutrition and energy.

(3)	Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own five percent or more, but less than 25 percent, of the voting shares of the portfolio company, or where we hold one or more seats on the portfolio company’s board of directors but do not control the company. Investments in controlled affiliated companies consist of investments in which we own 25 percent or more of the voting shares of the portfolio company or otherwise control the company.

(4)	The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $22,304,047. The gross unrealized appreciation based on the tax cost for these securities is $7,872. The gross unrealized depreciation based on the tax cost for these securities is $8,457,013.

(5)	All or a portion of the investments or instruments are pledged as collateral under our Loan Facility with Orix Corporate Capital, Inc.

(6)	The aggregate cost for federal income tax purposes of investments in unaffiliated rights to milestone payments is $2,387,278. The gross unrealized appreciation based on the tax cost for these securities is $807,309. The gross unrealized depreciation based on the tax cost for these securities is $722.

(7)	The aggregate cost for federal income tax purposes of investments in unaffiliated publicly traded companies is $1,741,128. The gross unrealized appreciation based on the tax cost for these securities is $10,901. The gross unrealized depreciation based on the tax cost for these securities is $353,944.

(8)	We are subject to legal restrictions on the sale of our investment(s) in this company.

(9)	Represents a non-income producing security. Investments that have not paid dividends or interest within the last 12 months are considered to be non-income producing.

(10)	Cobalt Technologies, Inc., also does business as Cobalt Biofuels.

(11)	On March 11, 2015, we submitted notice to exercise our put option for our remaining warrants of GEO Semiconductor, Inc.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

(12)	With our investment in the Mersana Therapeutics, Inc., Series A-1 financing, we received a warrant to purchase 277,760 shares of Series A-2 Convertible Preferred Stock. The ability to exercise the warrant is contingent upon Mersana's achievement of certain milestones. Mersana has not achieved those milestones as of December 31, 2014, and, therefore, this warrant is a contingent asset as of that date. In January 2015, the holders of these warrants, including the Company, elected to cancel them owing to the milestones being impossible to achieve.

(13)	Upon the closing of Canon, Inc.'s acquisition of Molecular Imprints, Inc.'s semiconductor lithography equipment business, a new spin-out company, which retained the name Molecular Imprints, Inc., was formed. These shares represent our investment in the new company.

(14)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated privately held companies is $67,236,533. The gross unrealized appreciation based on the tax cost for these securities is $11,846,184. The gross unrealized depreciation based on the tax cost for these securities is $20,611,853.

(15)	Initial investment was made in 2014.

(16)	As part of our initial investment in Accelerator IV-New York Corporation, the Company made an additional operating and investment commitment. See "Note 11. Commitments and Contingencies."

(17)	Adesto Technologies Corporation's Series E shares have certain rights and preferences in a sale or IPO that are not ascribed to the other classes of stock.

(18)	D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave through Parallel Universes, Inc., a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. See "Note 2. Summary of Significant Accounting Policies." D-Wave is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire non-qualifying assets unless, at the time the acquisition is made, qualifying assets are at least 70 percent of our total assets.

(19)	On March 3, 2015, OpGen, Inc., filed a registration statement on Form S-1 to seek an IPO. There can be no assurances if or when such IPO will occur or if it will be successful.

(20)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated publicly traded companies is $5,591,299. The gross unrealized appreciation based on the tax cost for these securities is $2,793,342. The gross unrealized depreciation based on the tax cost for these securities is $0.

(21)	The Company's shares of Enumeral Biomedical Holdings, Inc., are subject to restrictions on transfer, and we are also subject to a lock-up agreement that restricts our ability to trade these shares, exclusive of the general restriction on the transfer of unregistered securities. The lock-up period on our 7,966,368 shares of Enumeral Biomedical Holdings expires on January 31, 2016.

(22)	The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $13,111,030. The gross unrealized appreciation based on the tax cost for these securities is $6,159. The gross unrealized depreciation based on the tax cost for these securities is $8,654,710.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. FOOTNOTE TO CONSOLIDATED SCHEDULE OF INVESTMENTS

VALUATION PROCEDURES

I.	Determination of Net Asset Value

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
34

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

H&H Ventures Management, Inc.SM ("Ventures") is a 100 percent wholly owned subsidiary of the Company. Ventures is taxed under Subchapter C (a "C Corporation") of the Internal Revenue Code of 1986 (the "Code"). Harris Partners I, L.P, is a limited partnership and, from time to time, may be used to hold certain interests in portfolio companies. The partners of Harris Partners I, L.P., are Ventures (sole general partner) and the Company (sole limited partner). Ventures pays taxes on income generated by its operations as well as on any non-passive investment income generated by Harris Partners I, L.P. For the period ended March 31, 2015, there was no non-passive investment income generated by Harris Partners I, L.P. Ventures, as the sole general partner, consolidates Harris Partners I, L.P. The Company consolidates its wholly owned subsidiary, Ventures, for financial reporting purposes.

NOTE 2. INTERIM FINANCIAL STATEMENTS

Our interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and in conformity with accounting principles generally accepted in the United States of America ("GAAP") applicable to interim financial information. Accordingly, the information presented on our interim financial statements does not include all information and disclosures necessary for a fair presentation of our financial position, results of operations and cash flows in conformity with GAAP for annual financial statements. In the opinion of management, these financial statements reflect all adjustments, consisting of valuation adjustments and normal recurring accruals, necessary for a fair statement of our financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Portfolio Investment Valuations. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission ("SEC") and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") As of March 31, 2015, our financial statements include venture capital investments fair valued by the Board of Directors at $87,921,143 and one venture capital investment valued under the equity method at $346,721. The fair values and equity method value were determined in good faith by, or under the direction of, the Board of Directors. The fair value amount includes the values of our privately held investments as well as the warrants of Champions Oncology, Inc., and certain restricted securities of Enumeral Biomedical Holdings, Inc., which are publicly traded companies. Our investment in Accelerator-New York IV is accounted for under the equity method of accounting as it represents a non-controlling interest in an operating entity that provides investment advisory services to the Company. Under the equity method, investments are carried at cost, plus or minus the Company’s equity in the increases and decreases in the investee’s net assets after the date of acquisition and certain other adjustments. The Company’s share of the net income or loss of the investee is included in “Equity in earnings/(loss) from equity method investees” on the Company’s “Consolidated Statements of Operations.” Upon sale of investments, the values that are ultimately realized may be different from the fair value presented in the Company's financial statements. The difference could be material.

Cash. Cash includes demand deposits. Cash is carried at cost, which approximates fair value.

Unaffiliated Rights to Milestone Payments. At March 31, 2015, and December 31, 2014, the outstanding potential milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc., were valued at $2,564,070 and $2,564,917, respectively. The milestone payments are derivatives and valued using the probability-adjusted, present value of proceeds from future payments that would be due upon successful completion of certain regulatory and sales milestones. On November 17, 2014, the Company received a payment of $2,070,955 owing to the achievement of the first milestone. If all the remaining milestones are met, we would receive $7,455,438. There can be no assurance as to how much of this amount we will ultimately realize or when it will be realized, if at all. At March 31, 2015, and December 31, 2014, the outstanding potential milestone payments from Canon, Inc.'s acquisition of Molecular Imprints, Inc., were valued at $630,711 and $628,948, respectively. If all the remaining milestones are met, we would receive $1,735,582. There can be no assurance as to how much of this amount we will ultimately realize or when it will be realized, if at all. At March 31, 2015, and December 31, 2014, the outstanding potential milestone payments from Laird Technologies, Inc.’s acquisition of Nextreme Thermal Solutions, Inc., were valued at $0. If all the remaining milestones are met, we would receive approximately $400,000. There can be no assurance as to how much of this amount we will ultimately realize or when it will be realized, if at all.

Funds Held in Escrow from Sale of Investment. At March 31, 2015, and December 31, 2014, there were funds held in escrow fair valued at $308,345 and $306,802, respectively, relating to the sale of Molecular Imprints, Inc., to Canon, Inc. Funds held in escrow from the Molecular Imprints transaction are expected to be released in April of 2016 and April of 2017, net of any settlement of any indemnity claims and expenses related to the transaction. If the funds held in escrow for this transaction are released in full, we would receive $625,000 and realize a gain of $316,655.

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

Property and Equipment. Property and equipment are included in "Other assets" and are carried at $213,518 and $219,729 at March 15, 2015, and December 31, 2014, respectively, representing cost, less accumulated depreciation of $410,042 and $399,373, respectively. Depreciation is provided using the straight-line method over the estimated useful lives of the property and equipment. We estimate the useful lives to be five to ten years for furniture and fixtures, three years for computer equipment, and the lesser of ten years or the remaining life of the lease for leasehold improvements. All of our fixed assets are pledged as collateral under the Company's four-year $20,000,000 Multi-Draw Term Loan Facility Credit Agreement, by and among the Company, as borrower, Orix Corporate Capital, Inc., as administrative agent and lender and the other lenders party thereto from time to time (the "Loan Facility").

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

Interest Income Recognition. Interest income, including amortization of premium and accretion of discount, is recorded on an accrual basis. When accrued interest is determined not to be recoverable, the Company ceases accruing interest and writes off any previously accrued interest. Securities are deemed to be non-income producing if, on their last interest or dividend date, no cash was paid or no cash or in-kind dividends were declared. These write-offs are reversed through interest income. During the three months ended March 31, 2015, and March 31, 2014, the Company earned $82,807 and $73,563, respectively, in interest on U.S. government securities, senior secured debt, participation agreements, non-convertible promissory notes and interest-bearing accounts. During the three months ended March 31, 2015, and March 31, 2014, the Company recorded, on a net basis, $53,025 and $72,728, respectively, of bridge note interest. The total for the three months ended March 31, 2014, included a partial write-off of previously accrued bridge note interest of $1,392.

Yield-Enhancing Fees on Debt Securities. Yield-enhancing fees received in connection with our venture debt investments are deferred. The unearned fee income is accreted into income based on the effective interest method over the life of the investment. Total yield-enhancing fees accreted into investment income were $26,307 and $15,504 for the three months ended March 31, 2015, and March 31, 2014, respectively.

Fees for Providing Managerial Assistance to Portfolio Companies. For the three months ended March 31, 2015, and March 31, 2014, the Company earned income of $7,000 and $0, respectively, owing to one of its employees providing managerial assistance to one of its portfolio companies.

Call Options. The Company writes covered call options on publicly traded securities with the intention of earning option premiums. Option premiums may increase the Company’s realized gains and, therefore, may help increase distributable income, but may limit the realized gains on the security. When a company writes (sells) an option, an amount equal to the premium received by the Company is recorded in the Consolidated Statements of Assets and Liabilities as a liability. The amount of the liability is subsequently marked-to-market to reflect the current market value of the option written. When an option expires, the Company realizes a gain on the option to the extent of the premiums received. Premiums received from writing options that are exercised or closed are added to the proceeds or offset against the amount paid on the transaction to determine the realized gain or loss. At March 31, 2015, and December 31, 2014, the Company did not have shares covered by call option contracts.

Stock-Based Compensation. The Company has a stock-based employee compensation plan. The Company accounts for the Amended and Restated Harris & Harris Group, Inc. 2012 Equity Incentive Plan (the "Stock Plan") by determining the fair value of all share-based payments to employees, including the fair value of grants of employee stock options and restricted stock awards, and records these amounts as an expense in the Consolidated Statements of Operations over the vesting period with a corresponding increase to our additional paid-in capital. For the quarters ended March 31, 2015, and March 31, 2014, the increase to our operating expenses was offset by the increase to our additional paid-in capital, resulting in no net impact to our net asset value. Additionally, the Company does not record the potential tax benefits associated with the expensing of stock options or restricted stock because the Company currently intends to qualify as a regulated investment company ("RIC") under Subchapter M of the Code, and the deduction attributable to such expensing, therefore, is unlikely to provide any additional tax savings. The amount of non-cash, stock-based compensation expense recognized in the Consolidated Statements of Operations is based on the fair value of the awards the Company expects to vest, recognized over the vesting period on a straight-line basis for each award, and adjusted for actual awards vested and pre-vesting forfeitures. The forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate and is accounted for in the current period and prospectively. See "Note 9. Stock-Based Compensation" for further discussion.

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

Income Taxes. As we currently intend to continue to qualify as a RIC under Subchapter M of the Code and distribute any ordinary income, the Company does not accrue for income taxes. The Company has capital loss carryforwards that can be used to offset net realized capital gains. The Company recognizes interest and penalties in income tax expense. We pay federal, state and local income taxes on behalf of our wholly owned subsidiary, Ventures, which is a C corporation. See "Note 10. Income Taxes" for further discussion.

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

Recent Accounting Pronouncements. In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-03 on its consolidated financial statements.

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

We do not choose investments based on a strategy of diversification. We also do not rebalance the portfolio should one of our portfolio companies increase in value substantially relative to the rest of the portfolio.  Therefore, the value of our portfolio may be more vulnerable to microeconomic events affecting a single sector, industry or portfolio company and to general macroeconomic events that may be unrelated to our portfolio companies. These factors may subject the value of our portfolio to greater volatility than a company that follows a diversification strategy. As of March 31, 2015, and December 31, 2014, our largest 10 investments by value accounted for approximately 79 percent and 82 percent, respectively, of the value of our equity-focused venture capital portfolio. Our largest three investments, by value, Adesto Technologies Corporation, Metabolon, Inc., and D-Wave Systems, Inc., accounted for approximately 19 percent, 12 percent and 9 percent, respectively, of our equity-focused venture capital portfolio at March 31, 2015. Our largest three investments, by value, Adesto Technologies Corporation, Metabolon, Inc., and Enumeral Biomedical Holdings, Inc., accounted for approximately 17 percent, 12 percent and 10 percent, respectively, of our equity-focused venture capital portfolio at December 31, 2014. Adesto Technologies, D-Wave Systems and Metabolon are privately held portfolio companies. Enumeral Biomedical Holdings is a publicly traded portfolio company.

Approximately 97 percent of the portion of our equity-focused venture capital portfolio that was fair valued was comprised of securities of 27 privately held companies, the warrants of publicly traded Champions Oncology, Inc., and securities of Enumeral Biomedical Holdings, Inc. Approximately 0.4 percent of the portion of our equity-focused venture capital portfolio that was valued according to the equity method was comprised of one privately held company. Because there is typically no public or readily ascertainable market for our interests in the small privately held companies in which we invest, the valuation of the securities in that portion of our portfolio is determined in good faith by our Valuation Committee, which is comprised of all of the independent members of our Board of Directors. The values are determined in accordance with our Valuation Procedures and are subject to significant estimates and judgments. The fair value of the securities in our portfolio may differ significantly from the values that would be placed on these securities if a ready market for the securities existed. Any changes in valuation are recorded in our Consolidated Statements of Operations as "Net decrease (increase) in unrealized depreciation on investments." Changes in valuation of any of our investments in privately held companies from one period to another may be significant.

NOTE 5. DEBT

The Company has a Loan Facility with Orix Corporate Capital, Inc., which may be used to fund investments in portfolio companies. The Loan Facility, among other things, matures on September 30, 2017, and bears interest at 10 percent per annum in cash. The Company has the option to have interest accrue at a rate of 13.5 percent per annum if the Company decides not to pay interest in cash monthly. The Company currently plans to pay interest in cash if and when any borrowings are outstanding. The Loan Facility also requires payment of a draw fee on each borrowing equal to 1.0 percent of such borrowing and an unused commitment fee of 1.0 percent per annum. Fee payments under the Loan Facility are made quarterly in arrears. The Company may prepay the loans or reduce the aggregate commitments under the Loan Facility at any time prior to the maturity date, as long as certain conditions are met, including payment of required prepayment or termination fees. The Loan Facility is secured by all of the assets of the Company and its wholly owned subsidiaries, subject to certain customary exclusions. The Loan Facility contains certain affirmative and negative covenants, including without limitation: (a) maintenance of certain minimum liquidity requirements; (b) maintenance of an eligible asset leverage ratio of not less than 4.0:1.0; (c) limitations on liens; (d) limitations on the incurrence of additional indebtedness; and (e) limitations on structural changes, mergers and disposition of assets (other than in the normal course of our business activities).

At March 31, 2015, and December 31, 2014, the Company had outstanding debt of $5,000,000 and $0, respectively. The weighted average annual interest rate for the three months ended March 31, 2015, and the year ended December 31, 2014, was 0.3 percent and zero percent, respectively, exclusive of amortization of closing fees and other expenses. The weighted average debt outstanding for the three months ended March 31, 2015, was $55,556. The remaining capacity under the Loan Facility was $15,000,000 at March 31, 2015. Unamortized fees and expenses of $437,201 and $480,921 related to establishing the Loan Facility are included as "Prepaid expenses" in the Consolidated Statements of Assets and Liabilities as of March 31, 2015, and December 31, 2014, respectively. These amounts are amortized over the term of the Loan Facility, and $43,720 was amortized in the three months ended March 31, 2015, and in the three months ended March 31, 2014. The Company paid $50,000 in non-utilization fees during the three months ended March 31, 2015, and in the three months ended March 31, 2014. During the three months ended March 31, 2015, the Company paid a $50,000 utilization fee associated with a drawdown of the Loan Facility. At March 31, 2015, the Company was in compliance with all covenants required by the Loan Facility.

NOTE 6. FAIR VALUE OF INVESTMENTS

At March 31, 2015, our financial assets valued at fair value were categorized as follows in the fair value hierarchy:

	Fair Value Measurement at Reporting Date Using:

Description	March 31, 2015	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Privately Held Portfolio Companies:

Preferred Stock	$70,753,835	$0	$0	$70,753,835
Bridge Notes	4,240,543	0	0	4,240,543
Warrants	1,288,876	0	0	1,288,876
Rights to Milestone Payments	3,194,781	0	0	3,194,781
Common Stock	598,687	0	0	598,687
Senior Secured Debt	1,095,806	0	0	1,095,806
Subordinated Secured Debt	981,100	0	0	981,100
Options	49,280			49,280

Publicly Traded Portfolio Companies:

Common Stock	$7,906,979	$2,188,744	$0	$5,718,235

Total Investments:	$90,109,887	$2,188,744	$0	$87,921,143

Funds Held in Escrow From Sales of Investments:	$308,345	$0	$0	$308,345

Total Financial Assets:	$90,418,232	$2,188,744	$0	$88,229,488

Significant Unobservable Inputs

The table below presents the valuation technique and quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurements of Level 3 assets. Unobservable inputs are those inputs for which little or no market data exists and, therefore, require an entity to develop its own assumptions.

	Fair Value at March 31, 2015	Valuation Technique(s)	Unobservable Input	Range (Weighted Average(a))

Preferred Stock	$34,204,856	Hybrid Approach	Private Offering Price Volatility Revenue Multiples Time to Exit Discount for Lack of Marketability	$0.71 - 2.90 ($1.61) 36.8% - 49.6% (43.5%) 0 - 3.4 (1.61) 0.50 - 1.76 Years (0.93) 0% - 7.6% (3.6%)

Preferred Stock	22,439,461	Income Approach	Private Offering Price Non-Performance Risk Volatility Time to Exit	$0 - $5.97 ($2.62) 0% - 50% (1.2%) 50.5% - 120.3% (63%) 1.76 - 5.01 Years (2.82)

Preferred Stock	14,109,518	Market Approach	Private Offering Price Volatility Revenue Multiples Time to Exit Discount for Lack of Marketability	$0 - $4.17 ($1.70) 35.5% - 76.4% (44%) 0 - 6.3 (2.2) 0.09 - 4.25 Years (1.8) 0% - 24% (13.4%)

Bridge Notes	681,983	Income Approach	Private Offering Price	$1.00 ($1.00)

Bridge Notes	3,558,560	Market Approach	Private Offering Price Discount for Lack of Marketability	$1.00 ($1.00) 0% - 4.88% (3.5%)

Common Stock	474,034	Income Approach	Private Offering Price Volatility Time to Exit	$1.08 - $3.71 ($2.92) 52.4% - 97.1% (65.8%) 3 Years (3)

Common Stock	124,653	Market Approach	Private Offering Price Discount for Lack of Marketability	$0.0001 - $4.17 ($4.17) 0% - 9.14% (9.13%)

Warrants	1,288,876	Income Approach	Private Offering Price Volatility Expected Term	$0 - 2.10 ($0.89) 49.6% - 97.4% (83.4%) 0.25 - 8.85 Years (4.1)

Rights to Milestone Payments	3,194,781	Probability Weighted Discounted Cash Flow	Probability of Achieving Independent Milestones Probability of Achieving Dependent Milestones	0% - 80% (45%) 0% - 75% (24%)

Subordinated Secured Debt	981,100	Income Approach	Effective Yield	17.8% (17.8%)

Senior Secured Debt	1,095,806	Income Approach	Effective Yield	0 - 15.8% (4.2%)

Funds Held in Escrow From Sales of Investments	308,345	Market Approach	Escrow Discounts	50% (50%)

	Fair Value at March 31, 2015	Valuation Technique(s)	Unobservable Input	Range (Weighted Average(a))

Options	49,280	Income Approach	Stock Price Volatility Expected Term	$0.82 ($0.82) 97.4% (97.4%) 9.4 Years (9.4)

OTC Traded Common Stock	5,718,235	Market Approach	Volatility of Public Comparables Discount for Lack of Marketability	97.4% (97.4%) 14.1% (14.1%)

Total	$88,229,488

(a)	Weighted average based on fair value at March 31, 2015.

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

Subordinated Secured Debt and Senior Secured Debt

We invest in venture debt investments through subordinated secured debt and senior secured debt. We value these securities using an income approach. The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. Common inputs for valuing Level 3 debt investments include: the effective yield of the debt investment or, in the case where we have received warrant coverage, the warrant-adjusted effective yield of the security, adjustments for changes in the yields of comparable publicly traded high-yield debt funds and risk-free interest rates and an assessment of non-performance risk. For venture debt investments, an increase in yields would result in a lower fair value measurement. Furthermore, yields would decrease, and value would increase, if the company is exceeding targets and risk has been substantially reduced from the level of risk that existed at the time of investment. Yields would increase, and values would decrease, if the company is failing to meet its targets and risk has been increased from the level of risk that existed at the time of investment. Historically, we also invested in venture debt through participation agreements. As of December 31, 2014, the amounts held in participation agreements consist solely of warrants. These warrants are valued using the Black-Scholes-Merton pricing model as discussed in "Warrants."

The following chart shows the components of change in the financial assets categorized as Level 3 for the three months ended March 31, 2015.

	Beginning Balance 1/1/2015	Total Realized (Losses) Gains Included in Changes in Net Assets	Transfers	Total Unrealized Appreciation (Depreciation) Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals and Settlements	Ending Balance 3/31/2015

Amount of Total

(Depreciation)

Appreciation for the

Period Included in

Changes in Net

Assets Attributable

to the Change in

Unrealized Gains or

Losses Relating to

Assets Still Held at

the Reporting Date

Preferred Stock	$70,969,603	$0	$501,863 [1]	$(2,051,657)	$1,334,026	$0	$70,753,835	$(2,051,657)

Bridge Notes	2,163,916	0	(501,863)[1]	1,506,404	1,072,086	0	4,240,543	1,506,404

Common Stock	535,280	0	(51,627)	115,034	0	0	598,687	115,034

Warrants	2,026,864	(284,844)	0	(429,144)	0	(24,000)	1,288,876	(230,524)

Rights to Milestone Payments	3,193,865	0	0	916	0	0	3,194,781	916

Senior Secured Debt	1,203,299	0	0	(31,875)	16,118	(91,736)	1,095,806	(31,875)

Subordinated Secured Debt	979,450	0	0	(8,539)	10,189	0	981,100	(8,539)

Funds Held in Escrow From Sales of Investments	306,802	1,543	0	0	0	0	308,345	0

Options	50,690	0	0	(1,410)	0	0	49,280	(1,410)

OTC Traded Common Stock	7,251,178	0	0	(1,532,943)	0	0	5,718,235	(1,532,943)

Total	$88,680,947	$(283,301)	$(51,627)	$(2,433,214)	$2,432,419	$(115,736)	$88,229,488	$(2,234,594)

1Transfers among asset classes are owing to conversions at financing events. These do not represent transfers in or out of Level 3.

We elected to use the beginning of period values to recognize transfers in and out of Level 2 and Level 3 investments. For the three months ended March 31, 2015, there were transfers out of Level 3 totaling $51,627. Our shares of Accelerator IV-New York Corporation transferred from a Level 3 investment owing to its qualification as an equity method investment.

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

NOTE 7. DERIVATIVES

At March 31, 2015, and December 31, 2014, we had rights to milestone payments from Amgen, Inc.’s acquisition of our former portfolio company, BioVex Group, Inc. These milestone payments were fair valued at $2,564,070 and $2,564,917 as of March 31, 2015, and December 31, 2014, respectively. At March 31, 2015, and December 31, 2014, we had rights to milestone payments from Laird Technologies, Inc.'s acquisition of our former portfolio company, Nextreme Thermal Solutions, Inc. These milestone payments were fair valued at $0 as of March 31, 2015, and December 31, 2014. At March 31, 2015, and December 31, 2014, we had rights to milestone payments from Canon, Inc.'s acquisition of our former portfolio company, Molecular Imprints, Inc. These milestone payments were fair valued at $630,711 and $628,948 as of March 31, 2015, and December 31, 2014, respectively. These milestone payments are contingent upon certain milestones being achieved in the future.

The following tables present the value of derivatives held at March 31, 2015, and the effect of derivatives held during the three months ended March 31, 2015, along with the respective location in the financial statements.

Statements of Assets and Liabilities:

	Assets		Liabilities

Derivatives	Location	Fair Value	Location	Fair Value

Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Investments	$2,564,070	—	—

Laird Technologies, Inc. Rights to Milestone Payments from Acquisition of Nextreme Thermal Solutions, Inc.	Investments	$0	—	—

Canon, Inc. Rights to Milestone Payments from Acquisition of Molecular Imprints, Inc.	Investments	$630,711	—	—

Statements of Operations:

Derivatives	Location	Realized Gain/(Loss)	Change in unrealized (Depreciation)/ Appreciation

Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Net Realized and Unrealized (Loss) Gain	$0	$(847)

Laird Technologies, Inc. Rights to Milestone Payments from Acquisition of Nextreme Thermal Solutions, Inc.	Net Realized and Unrealized (Loss) Gain	$0	$0

Canon, Inc. Rights to Milestone Payments from Acquisition of Molecular Imprints, Inc.	Net Realized and Unrealized (Loss) Gain	$0	$1,763

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

Our accumulated postretirement benefit obligation was re-measured as of the plan amendment date, which resulted in a $1,101,338 decrease in our liability. A deferred gain of $1,101,338 owing to this amendment was included in "Accumulated other comprehensive income" as of March 31, 2013. This amount is being amortized over a service period of 5.27 years. During each of the three months ended March 31, 2015, and March 31, 2014, a total of $52,246 was amortized and included as a reduction of "Salaries, benefits and stock-based compensation" on our Consolidated Statements of Operations.

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

Stock Option Awards

During the three months ended March 31, 2015, and the year ended December 31, 2014, the Compensation Committee of the Board of Directors of the Company did not grant any stock options.

The stock options outstanding are fully vested and have, therefore, been fully expensed.

For the three months ended March 31, 2014, the Company recognized $47,433 of compensation expense in the Consolidated Statements of Operations related to stock options.

For the three months ended March 31, 2015, and March 31, 2014, no options were exercised.

A summary of the changes in outstanding stock options for the three months ended March 31, 2015, is as follows:

			Weighted	Weighted Average
		Weighted	Average	Remaining	Aggregate
		Average	Grant Date	Contractual	Intrinsic
	Shares	Exercise Price	Fair Value	Term (Years)	Value
Options Outstanding at January 1, 2015	1,423,912	$9.77	$6.28	1.68	$0

Granted	0	0	0	0

Exercised	0	0	0	0

Forfeited or Expired	(10,500)	4.49	2.20	0

Options Outstanding and Exercisable at March 31, 2015	1,413,412	$9.81	$6.31	1.45	$0

The aggregate intrinsic value in the table above with respect to outstanding options is calculated as the difference between the Company's closing stock price of $3.08 on March 31, 2015, and the exercise price, multiplied by the number of in-the-money options. This amount represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their awards on March 31, 2015.

Restricted Stock

For the three months ended March 31, 2015, and March 31, 2014, we recognized $212,591 and $261,714, respectively, of compensation expense related to restricted stock awards. As of March 31, 2015, there was unrecognized compensation cost of $1,633,318 related to restricted stock awards. This cost is expected to be recognized over a remaining weighted average period of approximately 1.3 years.

Non-vested restricted stock awards as of March 31, 2015, and changes during the three months ended March 31, 2015, were as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share

Outstanding at January 1, 2015	1,165,495	$2.73

Granted	0	0

Vested based on service	0	0

Shares withheld related to net share settlement of restricted stock	0	0

Forfeited	(3,999)	3.44

Outstanding at March 31, 2015	1,161,496	$2.73

Non-vested restricted stock awards as of March 31, 2014, and changes during the three months ended March 31, 2014, were as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share

Outstanding at January 1, 2014	1,504,518	$2.78

Granted	26,360	2.69

Vested based on service	0	0

Shares withheld related to net share settlement of restricted stock	0	0

Forfeited	0	0

Outstanding at March 31, 2014	1,530,878	$2.78

Under net settlement procedures currently applicable to our outstanding restricted stock awards for current employees, upon each settlement date, restricted stock awards are withheld to cover the required withholding tax, which is based on the value of the restricted stock award on the settlement date as determined by the closing price of our common stock on the vesting date. The remaining amounts are delivered to the recipient as shares of our common stock. There were no net settlements during the three months ended March 31, 2015, and 2014.

NOTE 10. INCOME TAXES

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs.

In order to qualify as a RIC, we must, in general, (1) annually, derive at least 90 percent of our gross income from dividends, interest, gains from the sale of securities and similar sources; (2) quarterly, meet certain investment diversification requirements; and (3) annually, distribute at least 90 percent of our investment company taxable income as a dividend. We may either distribute or retain our net capital gain from investments, but any net capital gain not distributed will be subject to corporate income tax and the excise tax described below to the extent not offset by the capital loss carryforward. We currently intend to consider designating net capital gains for distribution as "cash dividends," "designated undistributed capital gains" or "deemed dividends" or some combination thereof. We will be subject to a four percent excise tax to the extent we fail to distribute at least 98 percent of our annual net ordinary income and 98.2 percent of our capital gain net income and would be subject to income tax to the extent we fail to distribute 100 percent of our investment company taxable income. As of January 1, 2015, we had capital loss carryforwards of $9,775,492, which we intend to use to offset current year capital gains, if any. During the three months ended March 31, 2015, we realized net capital losses of $283,301.

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

For the three months ended March 31, 2015, and 2014, we paid $105 and $15,986, respectively, in federal, state and local taxes. At March 31, 2015, and 2014, we had $0 accrued for federal, state and local taxes payable by the Company.

We pay federal, state and local taxes primarily related to sublease income generated by Ventures, which is taxed as a C Corporation. For the three months ended March 31, 2015, and 2014, our income tax expense for Ventures was $0 and $15,057, respectively.

NOTE 11. CHANGE IN NET ASSETS PER SHARE

The following table sets forth the computation of basic and diluted per share net increases (decreases) in net assets resulting from operations for the three months ended March 31, 2015, and March 31, 2014.

	For the Three Months Ended March 31,
	2015	2014

Numerator for decrease in net assets per share resulting from operations	$(3,922,038)	$(6,475,677)

Denominator for basic weighted average shares	31,280,843	31,197,438

Basic net decrease in net assets per share resulting from operations	$(0.13)	$(0.21)

Denominator for diluted weighted average shares	31,280,843	31,197,438

Diluted net decrease in net assets per share resulting from operations	$(0.13)	$(0.21)

Anti-dilutive shares by type:
Stock Options	1,413,412	1,425,372
Restricted Stock[1]	268,496	445,878

Total anti-dilutive shares	1,681,908	1,871,250

1A total of 893,000 and 1,085,000 performance-based shares of restricted stock were outstanding during the three months ended March 31, 2015, and March 31, 2014, respectively. These shares vest when the volume-weighted stock price is at or above pre-determined stock price targets over a 30-day period. These pre-determined stock price targets range from $5.00 per share to $9.00 per share. These shares were not included in the computation of diluted net asset value per share because as of the end of the reporting period none of the pre-determined stock price targets were met.

For the three months ended March 31, 2015, and March 31, 2014, the calculation of net decrease in net assets resulting from operations per diluted share did not include stock options or shares of restricted stock because such shares were anti-dilutive. Stock options and restricted stock awards may be dilutive in future periods in which there are both a net increase in net assets resulting from operations and either significant increases in our average stock price or significant decreases in the amount of unrecognized compensation cost during the period.

NOTE 12. COMMITMENTS AND CONTINGENCIES

On July 21, 2014, the Company made an investment in Accelerator IV-New York Corporation ("Accelerator") for a 9.6 percent interest in the company. Accelerator will be identifying emerging biotechnology companies for the Company to invest in directly over a five-year period. If the Company defaults on these commitments, the other investors may purchase the Company's shares of Accelerator for $0.001 per share. In the event of default, the Company would still be required to contribute the remaining operating commitment.

The Company's aggregate operating and investment commitments in Accelerator amounted to $666,667 and $3,333,333, respectively. During the three months ended March 31, 2015, $262,215 in capital was called, all of which related to the operating commitment. As of March 31, 2015, the Company had remaining unfunded commitments of $188,440 and $3,333,333, or approximately 28.3 percent and 100 percent, of the total operating and investment commitments, respectively. The withdrawal of contributed capital is not permitted. The transfer or assignment of capital is subject to approval by Accelerator.

NOTE 13. SUBSEQUENT EVENTS

On April 1, 2015, the Company made a $600,000 follow-on investment in Senova Systems, Inc., a privately held portfolio company.

During the period from April 1, 2015, through May 8, 2015, we sold 25,000 shares of Solazyme, Inc., in open market transactions for net proceeds of $100,491.

On April 8, 2015, the board of directors of Molecular Imprints, Inc., ("MII") approved an Agreement and Plan of Merger with a privately held technology company ("MII Acquirer"). As a result of the merger, MII will become a wholly owned subsidiary of the MII Acquirer. The Merger Agreement provides for both cash consideration and stock consideration in the form of shares of Series B Preferred Stock of the MII Acquirer.

On April 24, 2015, the Company made a $100,000 follow-on investment in OpGen, Inc., a privately held portfolio company.

On May 5, 2015, OpGen, Inc., completed an IPO priced at $6 per unit. Each unit consists of one share of common stock and one warrant to purchase one share of common stock. Each of the common stock and warrants began trading separately on May 5, 2015, under the symbols "OPGN" and "OPGNW," respectively. The Company invested $1,155,000 and tendered promissory notes for $650,000 for units in the offering. On May 8, 2015, the closing price of OpGen's shares of common stock and warrants was $4.40 and $0.81, respectively.

HARRIS & HARRIS GROUP, INC. FINANCIAL HIGHLIGHTS (Unaudited)

	Three Months Ended March 31,
	2015	2014

Per Share Operating Performance

Net asset value per share, beginning of period	$3.51	$3.93

Net operating loss*	(0.07)	(0.06)

Net realized (loss) on investments*	(0.01)	(0.23)

Net (increase) decrease in unrealized depreciation on investments and written call options*(1)	(0.05)	0.08

Share of loss on equity method investment	(0.00)	0.00

Total from investment operations*	(0.13)	(0.21)

Net increase as a result of stock-based compensation expense*	0.01	0.01

Total increase from capital stock transactions	0.01	0.01

Net increase as a result of other comprehensive income*	0.00	0.00

Net (decrease) in net asset value	(0.12)	(0.20)

Net asset value per share, end of period	$3.39	$3.73

Stock price per share, end of period	$3.08	$3.47

Total return based on stock price	4.41%	16.44%

Supplemental Data:

Net assets, end of period	$105,892,734	$116,482,799

Ratio of expenses, excluding taxes, to average net assets	2.02%	1.77%

Ratio of expenses, including taxes, to average net assets	2.02%	1.79%

Ratio of net operating loss to average net assets	(1.89)%	(1.65)%

Average debt outstanding	$55,556	$0.00

Average debt per share	$0.00	$0.00

Number of shares outstanding, end of period	31,280,843	31,197,438

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

The information contained in this section should be read in conjunction with the Company's unaudited March 31, 2015, Consolidated Financial Statements and the Company's audited 2014 Consolidated Financial Statements and notes thereto.

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

Overview

We believe we provide five core benefits to our shareholders. First, we are an established firm with a positive track record of investing in venture capital-backed companies as further discussed in "Investments and Current Investment Pace" on page 69. Second, we provide shareholders with access to disruptive science-enabled companies, particularly ones that are enabled by BIOLOGY+ that would otherwise be difficult to access or inaccessible for most current and potential shareholders. Third, we have an existing portfolio of companies at varying stages of maturity that provide for a potential pipeline of investment returns over time. Fourth, we are able to invest opportunistically in a range of types of securities to take advantage of market inefficiencies. Fifth, we provide access to venture capital investments in a vehicle that, unlike private venture capital firms, has permanent capital, is transparent and is liquid.

We build transformative companies from disruptive science. We make venture capital investments in companies enabled by multidisciplinary, disruptive science. We define venture capital investments as the money and resources made available to privately held and publicly traded small businesses with exceptional growth potential.

As of March 31, 2015, we had 28 privately held, equity-focused companies in our portfolio that have yet to complete liquidity events (e.g., IPOs onto national exchanges or M&A transactions). This does not include 1) our publicly traded and unrestricted shares of Solazyme, Inc., and Champions Oncology, Inc.; 2) our publicly traded shares of Enumeral Biomedical Holdings, Inc., which are subject to restrictions on their sale; 3) our venture debt deal with NanoTerra, Inc.; and 4) our rights to milestone payments from Amgen, Inc., Laird Technologies, Inc., and Canon, Inc. As of March 31, 2015, we valued our 28 privately held equity-focused companies at $78,075,037. Including the companies referenced above, we valued our total venture capital portfolio at $90,456,608 as of March 31, 2015. At March 31 2015, from first dollar in, the average and median holding periods for the 28 privately held equity-focused investments were 5.6 years and 4.8 years, respectively. Historically, as measured from first dollar in to last dollar out, the average and median holding periods for the 72 investments we have fully exited were 4.5 years and 3.5 years, respectively.

Our execution strategy over the next five years has four parts: 1) Realize returns to increase shareholder value; 2) Invest for growth to increase shareholder value; 3) Partner to more effectively create value; and 4) Return value to our shareholders.

Realize

"Realize" refers to realizing value in our venture capital portfolio. Since our investment in Otisville in 1983 through March 31, 2015, we have made a total of 103 equity-focused venture capital investments. We have completely exited 72 and partially exited three of these 103 investments, recognizing aggregate net realized gains of $83,711,896 on invested capital of $129,669,354, or 1.6 times invested capital. For the securities of the 28 companies in our equity-focused portfolio held at March 31, 2015, we have net unrealized depreciation of $26,376,322 on invested capital of $104,451,359. We have aggregate net realized gains on our exited companies, offset by unrealized depreciation for our 28 currently held equity-focused investments of $57,335,574 on invested capital of $234,120,713.

The amount of net realized gains includes:

•	Realized gains of $3,948,694 from the sale of the semiconductor lithography equipment business of Molecular Imprints, Inc., to Canon, Inc. We had invested a total of $2,848,041 in Molecular Imprints;

•	Realized gains of $17,801,322 from the sale of shares of Solazyme, Inc., on invested capital of $5,326,098. In addition, we generated $1,757,610 in realized gains on our sale and/or purchase of written call option and put option contracts covered by our shares of Solazyme, Inc.;

•	Realized gains of $296,972 from the sale of shares of Champions Oncology, Inc., on invested capital of $576,971;

•	Realized gains of $536,813 from rights to milestone payments resulting from the achievement during the third quarter of 2014 of the first milestone associated with Amgen, Inc.'s acquisition of BioVex Group, Inc.;

•	Realized loss of $7,299,533 on our investment in Kovio, Inc., on invested capital of $7,299,533. On January 21, 2014, substantially all of Kovio's assets were sold by Square 1 Bank, Kovio's secured creditor, to Thin Film Electronics ASA. Our shares were subsequently declared worthless on February 19, 2014; and

•	Realized loss of $4,488,576 on our investment in Contour Energy Systems, Inc., on invested capital of $4,509,995. On August 15, 2014, the stockholders of Contour Energy Systems were given official notice of its liquidation and dissolution, which was approved by its board of directors following the approval of the majority of the stockholders.

The aggregate net realized gains and the cumulative invested capital do not reflect the cost or value of our freely tradable shares of Solazyme, Inc., and Champions Oncology, Inc., that we owned as of March 31, 2015. The aggregate net realized gains also do not include potential milestone payments that could occur as part of the acquisitions of BioVex Group, Inc., Nextreme Thermal Solutions, Inc., or Molecular Imprints, Inc., at points in time in the future. If these amounts were included as of March 31, 2015, our aggregate net realized gains and cumulative invested capital from 1983 through March 31, 2015, would be $90,963,653 and $133,797,360, respectively, or 1.7 times invested capital. These amounts also do not include our shares of Enumeral Biomedical Holdings, Inc., that, while traded publicly, are restricted and/or are subject to lock-up agreements.

Recent and Potential Liquidity Events From Our Portfolio as of March 31, 2015

On April 18, 2014, Canon, Inc., completed its acquisition of Molecular Imprints, Inc.'s semiconductor lithography equipment business. We could receive an additional $625,000 from amounts held in escrow as well as up to $1.7 million upon the achievement of certain milestones. As of March 31, 2015, we valued potential milestone payments from the sale of Molecular Imprints at $630,711. We have not received any milestone payments as of March 31, 2015, and there can be no assurance as to the timing and how much of this amount we will ultimately realize in the future, if any.

With the closing of the transaction, a new spin-out company, which retained the name "Molecular Imprints, Inc.," was formed to continue development and commercialization of nanoscale patterning in consumer and biomedical applications. We are a shareholder of this new company. On April 8, 2015, the board of directors of Molecular Imprints approved an Agreement and Plan of Merger with the MII Acquirer. As a result of the merger, Molecular Imprints will become a wholly owned subsidiary of the MII Acquirer. The Merger Agreement provides for both cash consideration and stock consideration in the form of shares of Series B Preferred Stock of the MII Acquirer. This transaction closed on May 1, 2015. We expect to receive $705,633 in cash and $287,809 in Series B Preferred Stock of the MII Acquirer at the close of the transaction. An additional $126,972 in cash and $50,795 in Series B Preferred Stock of the MII Acquirer is held in escrow to settle indemnity claims until May 1, 2016.

As of March 31, 2015, we valued the remaining potential milestone payments from the sale of BioVex Group, Inc., at $2,564,070. If all the remaining milestone payments were to be paid by Amgen, Inc., we would receive an additional $7,455,438. There can be no assurance as to the timing and how much of this amount we will ultimately realize in the future.

As of March 31, 2015, we valued potential milestone payments from the sale of Nextreme Thermal Solutions, Inc., to Laird Technologies, Inc., at $0.

Enumeral Biomedical Holdings is traded publicly on the OTC market under the symbol ENUM. Certain of the Company's shares of Enumeral Biomedical Holdings are subject to restrictions on transfer, and we are also subject to a lock-up agreement that restricts our ability to trade all securities of Enumeral owned by us, exclusive of the general restriction on the transfer of unregistered securities. The lock-up period on our 7,966,368 shares of Enumeral Biomedical Holdings expires on January 31, 2016. ENUM's stock closed trading on May 8, 2015, at $0.74 per share.

On May 5, 2015, OpGen, Inc., completed an IPO. As of that date, the company's common stock and warrants trade on the NASDAQ Capital Market under the symbols OPGN and OPGNW, respectively. With the close of the offering, our preferred stock and certain of our bridge notes were converted into shares of common stock of OpGen. We invested $1.8 million in the IPO, inclusive of $650,000 in outstanding demand notes. Certain of our shares and warrants of OpGen are subject to restrictions on transfer and/or lock-up agreements. The lock-up period on these securities expires on November 1, 2015. OpGen's common stock closed trading on May 8, 2015 at $4.40 per share.

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

Strategy for Managing Publicly Traded Positions

We have generated $2,469,676 in net cash premiums on call options sold and put options purchased of Solazyme since the company completed an IPO in May 2011. We have sold a total of 2,254,149 shares of Solazyme since its IPO for net proceeds, after commission, of $22,400,495 or an average sale price of $9.94 per share. Including premiums from call and put options, the average sale price for these shares was $11.03 per share. Our average cost basis in Solazyme is $2.36 per share. During the three months ended March 31, 2015, we did not sell any shares of Solazyme.

We have sold 769,295 shares of our position in Champions Oncology, Inc., in open market transactions for net proceeds, after commission, of $873,944 or an average sale price of $1.14 per share. Our average cost basis in Champions is $0.67 per share. During the three months ended March 31, 2015, we did not sell any shares of Champions.

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

Our current portfolio is comprised of BIOLOGY+ and other companies at varying stages of maturity in a diverse set of industries. As our portfolio companies mature, we seek to invest in new early- and mid-stage companies that may mature into mid- and late-stage companies. This continuous progression creates a pipeline of investment maturities that may lead to future sources of positive contributions to net asset value per share as these companies mature and potentially experience liquidity and exit events. Our pipeline of investment maturities for the 26 equity-focused companies in our portfolio that have yet to complete liquidity events (e.g., IPOs onto national exchanges or M&A transactions) and are not in the process of being shut down are shown in the figure below (our "Active Portfolio").

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

During the first quarter of 2015, we did not transition the state categorization of any of our portfolio companies. We categorized our two new portfolio companies in 2015, Orig3n, Inc., and Phylagen, Inc., as early-stage companies.

Ownership of Our Portfolio Companies

By studying our portfolio in greater detail, it is evident to us that potential returns from approximately half of the companies in our portfolio could be the real drivers of net asset value growth over the coming years. These companies include ones in which we have substantial ownership and ones where we believe the potential value at exit is substantial. The table below provides some additional detail on our ownership of the 26 equity-focused companies in our portfolio that have yet to complete liquidity events (e.g., IPOs on national exchanges or M&A transactions) and are not in the process of being shut down, excluding Phylagen, Inc., in which we invested a note in a series seed financing and in which we do not have any voting rights.

Portfolio Company	Voting Ownership Range
EchoPixel, Inc. Produced Water Absorbents, Inc. ProMuc, Inc. Senova Systems, Inc. SiOnyx, Inc. UberSEQ, Inc.	>20%

ABSMaterials, Inc. Adesto Technologies Corp. Enumeral Biomedical Holdings, Inc. HZO, Inc. TARA Biosystems, Inc.	15-20%

OpGen, Inc.	10-15%

Accelerator IV-New York Corporation AgBiome, LLC Ensemble Therapeutics Corporation Metabolon, Inc. ORIG3N, Inc.	5-10%

Bridgelux, Inc. Cambrios Technologies Corporation Mersana Therapeutics, Inc. Molecular Imprints, Inc. Nantero, Inc.	2.5-5%

Champions Oncology, Inc. D-Wave Systems, Inc. Nanosys, Inc.	0-2.5%

In previous communications with shareholders, we have discussed how we are managing our portfolio, feeding the "fat hogs" and starving the "lean hogs" to maximize our value at exit. Many of the leaner hogs have experienced write-downs in valuation, and we have de-emphasized them in terms of the time allocation of our team. These steps allow us to focus our time and capital on the companies we believe will be the drivers of our growth. This increases the risk and potential loss of invested capital in these portfolio companies, but it also may increase the potential returns if they are successful. We currently believe companies like D-Wave Systems, Inc., Metabolon, Inc., Adesto Technologies Corporation, HZO, Inc., Produced Water Absorbents, Inc., AgBiome, LLC, Senova Systems, Inc., Enumeral Biomedical Holdings, Inc., OpGen, Inc., and EchoPixel, Inc., may have the potential to be real drivers of growth in our portfolio in the coming years.

Level of Involvement in Our Portfolio Companies

The 1940 Act generally requires that BDCs offer to "make available significant managerial assistance" to portfolio companies. We are actively involved with our portfolio companies through membership on boards of directors, as observers to the boards of directors and/or through frequent communication with management. As of March 31, 2015, we held at least one board seat or observer rights on 21 of our 26 equity-focused portfolio companies that have yet to complete a liquidity event or an uplisting to a national exchange and are not in the process of being shut down (81 percent).

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

Investments and Current Investment Pace

The following is a summary of our initial and follow-on equity-focused investments from January 1, 2011, to March 31, 2015. We consider a "round led" to be a round where we were the new investor or the leader of a group of investors in an investee company. Typically, but not always, the lead investor negotiates the price and terms of the deal with the investee company.

	2011	2012	2013	2014	Three Months Ended March 31, 2015
Total Incremental Investments	$17,688,903	$15,141,941	$18,076,288	$14,276,808	$2,615,301
No. of New Investments	4	2	2	3	2
No. of Follow-On Investment Rounds	31	26	37	33	9
No. of Rounds Led	4	3	9	8	3
Average Dollar Amount – Initial	$1,339,744	$1,407,500	$550,001	$338,677	$225,000
Average Dollar Amount – Follow-On	$397,740	$474,113	$449,359	$401,842	$240,589

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

Our Sources of Liquid Capital

The sources of liquidity that we use to make our investments are classified as primary and secondary liquidity. As of March 31, 2015 and December 31, 2014, our total primary and secondary liquidity was $29,184,885 and $29,620,665, respectively. We do not include funds available and undrawn from our credit facility as primary or secondary liquidity. We believe it is important to examine both our primary and secondary liquidity when assessing the strength of our balance sheet and our future investment capabilities.

Primary liquidity is comprised of cash, U.S. government securities and certain receivables. As of March 31, 2015, we held $21,051,443 in cash and $226,463 in certain receivables. As of December 31, 2014, we held $20,748,314 in cash and $230,478 in certain receivables.

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

Our secondary liquidity is comprised of the stock of both unrestricted and restricted publicly traded companies. Although these companies are publicly traded, their stock may not trade at high volumes and prices may be volatile, which may restrict our ability to sell our positions at any given time. As of March 31, 2015, our secondary liquidity was $7,906,979. Solazyme, Inc., and Champions Oncology, Inc., account for $143,000 and $2,045,744, respectively, of the total amount of secondary liquidity based on the closing price of their common stock as of March 31, 2015. Enumeral Biomedical Holdings, Inc., accounts for $5,718,235 of the total amount of secondary liquidity based on the closing price of its common stock as of March 31, 2015, less a liquidity discount to reflect that a portion of these shares are subject to restrictions on transfer. We are also subject to a lock-up agreement that restricts our ability to trade our securities of Enumeral Biomedical Holdings, exclusive of the general restriction on the transfer of unregistered securities. The lock-up period on our 7,966,368 shares and warrants for the purchase of 1,755,120 shares of common stock of Enumeral Biomedical Holdings expires on January 31, 2016.

As of December 31, 2014, our secondary liquidity was $8,641,873. Solazyme, Inc., accounts for $129,000 of the total amount of secondary liquidity based on the closing price of its common stock of $2.58 as of December 31, 2014. Champions Oncology accounts for $1,261,695 of the total amount of secondary liquidity based on the closing price of its common stock of $0.50 as of December 31, 2014. Enumeral Biomedical Holdings accounts for $7,251,178 of the total amount of secondary liquidity based on the closing price of its common stock of $1.05 as of December 31, 2014, less a liquidity discount to reflect that these shares are subject to restrictions on transfer.

We also have the $20,000,000 Loan Facility, which we can draw on to increase liquidity. As of March 31, 2015, we had $5,000,000 in debt outstanding relating to this Loan Facility.

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

Step two is our focus on BIOLOGY+. Our best investment returns over the past 10 years have come from companies that have businesses intersecting with the life sciences. We are now focusing our efforts on BIOLOGY+, as we believe the future returns for companies commercializing technologies that sell into the life science markets will be greater than those focused on other markets we have invested in historically. Since 2008, approximately 86 percent of our new initial investments have been in companies that fit our BIOLOGY+ investment thesis. This percentage will increase over the coming years. That said, we note that past performance may not be indicative of future performance.

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

Current Business Environment

The first quarter of 2015 ended with slight increases in value in the public market indices.  These increases coincided with a decrease in the number of IPOs and a decrease in M&A transactions, compared with the first quarter of 2014. That said, fundraising by venture capital firms continued to be challenging and concentrated to a small number of funds. These dynamics continue to lead to a difficult fundraising environment for venture-backed companies, particularly those in the middle stages of development and those focused on sectors in which we invest.

Seventeen venture-backed companies raised $1.4 billion through IPOs in the first quarter of 2015, according to Thomson Reuters and the National Venture Capital Association ("NVCA").  Thirteen of the seventeen were U.S.-based companies.  Seventy-six percent (thirteen) of the IPOs were in life science companies. For the first quarter of 2015, 86 venture-backed M&A transactions were reported. This is a decline from both the fourth quarter of 2014 (110) and the first quarter of 2014 (115).

Sixty-one U.S. venture capital funds raised $7.0 billion in the first quarter of 2015, according to Thomson Reuters and the NVCA.  Compared with the fourth quarter of 2015, this is a 24 percent decrease in the number of funds raised, but a 21 percent increase in the amount of capital raised. Of the 61 funds that were raised, 18 were new funds.

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

In each of the years in the period of 2011 through 2014 and for the three months ended March 31, 2015, excluding our rights to milestone payments, we recorded the following gross write-ups in privately held securities as a percentage of net assets at the beginning of the year ("BOY"), gross write-downs in privately held securities as a percentage of net assets at the beginning of the year, and change in value of private portfolio securities as a percentage of net assets at the beginning of the year.

Gross Write-Ups and Write-Downs of the Privately Held Portfolio
	2011	2012	2013	2014	Three Months Ended March 31, 2015
Net Asset Value, BOY	$146,853,912	$145,698,407	$128,436,774	$122,701,575	$109,654,427

Gross Write-Downs During Year	$(11,375,661)	$(19,604,046)	$(19,089,816)	$(14,050,501)	$(6,082,949)

Gross Write-Ups During Year	$11,997,991	$14,099,904	$10,218,994	$4,587,923	$5,574,275

Gross Write-Downs as a Percentage of Net Asset Value, BOY	(7.8)%	(13.5)%	(14.9)%	(11.5)%	(5.5)%

Gross Write-Ups as a Percentage of Net Asset Value, BOY	8.2%	9.7%	8.0%	3.8%	5.1%

Net Change as a Percentage of Net Asset Value, BOY	0.4%	(3.8)%	(6.9)%	(7.7)%	(0.4)%

From December 31, 2014, to March 31, 2015, the value of our equity-focused venture capital portfolio, including our rights to potential future milestone payments from the sales of BioVex Group, Inc., Nextreme Thermal Solutions, Inc., and Molecular Imprints, Inc., increased by $805,346, from $89,292,045 to $90,097,391.

Not including our rights to potential future milestone payments from the sale of BioVex Group, Inc., Nextreme Thermal Solutions, Inc., and Molecular Imprints, Inc., our equity-focused portfolio companies increased in value by $804,430. This increase was primarily owing to new and follow-on investments of $2,615,301, offset by a net decrease in valuations.

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

Four portfolio companies, Produced Water Absorbents, Inc., Enumeral Biomedical Holdings, Inc., D-Wave Systems, Inc., and Nanosys, Inc., of which all or a portion of the securities owned by us were fair valued by our Valuation Committee, accounted for $6.9 million, or 87.9 percent, of the gross write-downs of our portfolio companies held as of March 31, 2015. We note that a portion of our securities of Enumeral Biomedical Holdings were not fair valued by the Valuation Committee as of March 31, 2015, because those securities were registered, unrestricted securities that traded in an active market and were, therefore, valued based on the closing price of the shares on the date of valuation. The contributing factors for the decreases in valuations for Produced Water Absorbents and Nanosys were owing to changes in the revenues and multiples of revenues of publicly traded comparable companies used to derive the value for our securities of each company. The primary contributing factor for the decrease in valuation of our restricted shares and our warrants of Enumeral Biomedical Holdings was a decrease in the stock price of the company from $1.05 as of December 31, 2014, to $0.817 as of March 31, 2015. The primary contributing factor for the decrease in valuation of D-Wave Systems was a decrease in the value of the Canadian Dollar relative to the U.S. Dollar from December 31, 2014, to March 31, 2015.

Two portfolio companies, OpGen, Inc., and Adesto Technologies Corporation, which were fair valued by our Valuation Committee, accounted for $4.9 million, or 76.3 percent, of the gross write-ups of our portfolio companies held as of March 31, 2015. The primary contributing factor for the increase in value of our securities of OpGen was the completion of an IPO that valued our securities at a higher value than that as of December 31, 2014. The primary contributing factor for the increase in value of our securities of Adesto Technologies was changes in the conversion ratios of our Series E Preferred Stock and in the inputs used to derive value based on a multiple to revenue derived from publicly traded comparable companies.

As of March 31, 2015, our top ten investments by value accounted for approximately 79 percent of the value of our equity-focused venture capital portfolio.

Top Ten Equity-Focused Investments by Value

Portfolio Company	Value as of 03/31/2015	Cumulative % of Equity- Focused Venture Capital Portfolio
Adesto Technologies Corp.	$16,176,632	19%
Metabolon, Inc.	$10,510,299	31%
D-Wave Systems, Inc.	$7,622,785	40%
HZO, Inc.	$7,032,725	48%
Enumeral Biomedical Holdings, Inc. *	$6,604,774	56%
OpGen, Inc.	$5,220,087	62%
Produced Water Absorbents, Inc.	$4,549,293	67%
Nantero, Inc.	$3,639,032	71%
Nanosys, Inc.	$3,598,657	75%
Bridgelux, Inc.	$3,492,200	79%

* Enumeral Biomedical Holdings rank by value includes the value of its Level 1 asset shares.

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

The potential for, or occurrence of, inflation could result in rising interest rates for government-backed debt.  We may also invest in both short- and long-term U.S. government and agency securities. To the extent that we invest in short- and long-term U.S. government and agency securities, changes in interest rates result in changes in the value of these obligations that result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements, and the quantity and duration of long-term U.S. government and agency securities held by the Company, and it will vary from period to period. During the three months ended March 31, 2015, and March 31, 2014, our average holdings of U.S. government securities were $0 and $9,749,853, respectively.

Three months ended March 31, 2015, as compared with the three months ended March 31, 2014

In the three months ended March 31, 2015, and March 31, 2014, we had net decreases in net assets resulting from operations of $3,922,038 and $6,475,677, respectively.

Investment Income and Expenses:

We had net operating losses of $2,036,345 and $1,975,372 for the three months ended March 31, 2015, and March 31, 2014, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expense included in salaries, benefits and stock-based compensation of $212,591 in 2015 primarily associated with the compensation cost for restricted stock as compared with $309,147 for the same period in 2014. During the three months ended March 31, 2015, and 2014, total investment income was $142,832 and $146,291, respectively. During the three months ended March 31, 2015, and 2014, total operating expenses were $2,179,177 and $2,121,663, respectively.

During the three months ended March 31, 2015, as compared with the same period in 2014, investment income decreased, reflecting a decrease in interest income from convertible bridge notes, senior secured debt, senior secured debt through a participation agreement, and a decrease in our average holdings of U.S. government securities, offset by an increase in interest income from non-convertible promissory notes, yield-enhancing fees on debt securities and fees for providing managerial assistance to portfolio companies. During the three months ended March 31, 2015, our average holdings of U.S. government securities were $0 as compared with $9,749,853 during the three months ended March 31, 2014, primarily owing to the decrease in yield available over the durations of maturities in which we were willing to invest.

Operating expenses, including non-cash, stock-based compensation expenses, were $2,179,177 and $2,121,663 for the three months ended March 31, 2015, and March 31, 2014, respectively. The increase in operating expenses for the three months ended March 31, 2015, as compared with the three months ended March 31, 2014, was primarily owing to increases in professional fees, directors' fees and expenses, interest and other debt expense and custody fees, offset by decreases in salaries, benefits and stock-based compensation expense, administration and operations expense, rent expense and insurance expense.

Professional fees increased by $360,363, or 170.1 percent, for the three months ended March 31, 2015, as compared with March 31, 2014, primarily as a result of an increase in certain legal fees, accounting fees and consulting fees associated with exploration of strategic opportunities. Directors' fees and expenses increased by $26,347, or 28.2 percent, for the three months ended March 31, 2015, as compared with March 31, 2014, primarily owing to an increase in overall fees and additional meetings held by the Board of Directors. Interest and other debt expense increased by $50,000, or 53.4 percent, for the three months ended March 31, 2015, as compared with March 31, 2014, primarily as a result of utilization fees associated with a drawdown of the Loan Facility. Custody fees increased by $1,121, or 7.6 percent, for the three months ended March 31, 2015, as compared with March 31, 2014.

Salaries, benefits and stock-based compensation expense decreased by $333,871, or 23.6 percent, for the three months ended March 31, 2015, as compared with March 31, 2014, primarily as a result of a decrease in compensation cost of $96,556 for restricted stock awards associated with the Stock Plan, a decrease in salaries and benefits owing primarily to a decrease in our employee headcount, and a decrease in employee bonus expense of $80,000. At March 31, 2015, we had 10 full-time employees and one part-time employee as compared with 12 full-time employees and one part-time employee at March 31, 2014. While the non-cash, stock-based compensation expense for the Stock Plan increased our operating expenses by $212,591, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value. Administration and operations expense decreased by $29,246, or 22.4 percent, for the three months ended March 31, 2015, as compared with March 31, 2014, primarily as a result of net decreases in general office and administration expenses, offset by timing differences related to certain accrued expenses. Rent expense decreased by $320, or less than one percent, for the three months ended March 31, 2015, as compared with March 31, 2014. Our rent expense of $67,706 for the three months ended March 31, 2015, includes $80,377 of rent paid in cash, net of $12,671 non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term. Insurance expense decreased by $16,322, or 19.4 percent, for the three months ended March 31, 2015, as compared with March 31, 2014.

Realized Gains and Losses from Investments:

During the three months ended March 31, 2015, and March 31, 2014, we realized net losses on investments of $283,301 and $7,037,325, respectively.

During the three months ended March 31, 2015, we realized net losses of $283,301 consisting primarily of a realized loss of $293,786 on our investment in Metabolon, Inc., owing to the expiration of certain warrants, offset by a realized gain of $8,942 on the sale of certain warrants of GEO Semiconductor, Inc., and a realized gain of $1,543 on our escrow payment from the sale of Molecular Imprints, Inc.

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

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the three months ended March 31, 2015, net unrealized depreciation on total investments increased by $1,470,781, or 6.5 percent, from accumulated net unrealized depreciation of $22,606,475 at December 31, 2014, to accumulated net unrealized depreciation of $24,077,256 at March 31, 2015. During the three months ended March 31, 2014, net unrealized depreciation on total investments decreased by $2,553,006, or 11.6 percent, from accumulated net unrealized depreciation of $22,021,407 at December 31, 2013, to accumulated net unrealized depreciation of $19,468,401 at March 31, 2014.

During the three months ended March 31, 2015, net unrealized depreciation on our venture capital investments increased by $1,470,781, from net unrealized depreciation of $22,606,475 at December 31, 2014, to net unrealized depreciation of $24,077,256 at March 31, 2015 owing to write-downs in the valuations of the following portfolio company investments:

Investment	Amount of Write-Down

Produced Water Absorbents, Inc.	$3,724,565
Enumeral Biomedical Holdings, Inc.	1,779,867
Nanosys, Inc.	707,385
Ensemble Therapeutics Corporation	528,000
Metabolon, Inc.	192,473
SiOnyx, Inc.	106,977
Bridgelux, Inc.	98,876
Ultora, Inc.	7,525
UberSeq, Inc.	4,680

The write-downs for the three months ended March 31, 2015, were partially offset by write-ups in the valuations of the following portfolio company investments:

Investment	Amount of Write-Ups

OpGen, Inc.	$3,531,291
Adesto Technologies Corporation	1,353,309
Champions Oncology, Inc.	810,714
Accelerator IV – New York Corporation	164,385
Molecular Imprints, Inc.	157,909
HZO, Inc.	114,794
SynGlyco, Inc.	96,557
Senova Systems, Inc.	60,560
ABSMaterials, Inc.	37,135
EchoPixel, Inc.	16,170
Mersana Therapeutics, Inc.	15,087
Solazyme, Inc.	14,000
Nantero, Inc.	10,391
AgBiome, LLC	8,884
Cambrios Technologies Corporation	5,823
D-Wave Systems, Inc.	2,004
NanoTerra, Inc.	1,087
Orig3n, Inc.	893

We had an increase in unrealized depreciation of $714,472 on our investment in D-Wave Systems, Inc., owing to foreign currency translation

We had an increase in unrealized depreciation of $7,870 on our investment in GEO Semiconductor, Inc., owing to a realized gain on the sale of certain warrants.

We had an increase in unrealized depreciation of $847 on the rights to milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc.

We had a decrease in unrealized depreciation of $1,763 on the rights to milestone payments from Canon, Inc.’s acquisition of Molecular Imprints, Inc.

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

The write-downs for the three months ended March 31, 2014, were partially offset by write-ups in the valuations of the following portfolio company investments:

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

Financial Condition

March 31, 2015

At March 31, 2015, our total assets and net assets were $113,020,168 and $105,892,734, respectively. At December 31, 2014, our total assets and net assets were $112,094,861 and $109,654,427, respectively.

At March 31, 2015, our net asset value per share was $3.39, as compared with $3.51 at December 31, 2014. At March 31, 2015, and December 31, 2014, our shares outstanding were 31,280,843, respectively.

Significant developments in the three months ended March 31, 2015, included an increase in the holdings of our venture capital investments of $691,768 and an increase in our cash of $303,129. The increase in our venture capital investments from $89,764,840 at December 31, 2014, to $90,456,608 at March 31, 2015, resulted primarily from new and follow-on investments of $2,615,301, offset by a decrease in the net value of our venture capital investments of $1,923,533. The increase in our cash from $20,748,314 at December 31, 2014, to $21,051,443 at March 31, 2015, is primarily owing to a drawdown of $5,000,000 from the Loan Facility, offset by new and follow-on venture capital investments totaling $2,615,301 and to the payment of cash for operating expenses of $1,994,450.

The following table is a summary of additions to our portfolio of venture capital investments made during the three months ended March 31, 2015:

New Investments	Amount of Investment

Orig3n, Inc.	$250,000
Phylagen, Inc.	200,000

Follow-On Investments	Amount of Investment

Produced Water Absorbents, Inc.	500,000
Produced Water Absorbents, Inc.	484,203
Metabolon, Inc.	299,999
Accelerator IV-New York Corporation	262,215
OpGen, Inc.	208,035
Nantero, Inc.	195,303
Mersana Therapeutics, Inc.	104,521
SiOnyx, Inc.	103,500
Ultora, Inc.	7,525

Total	$2,615,301

The following table summarizes the value of our portfolio of venture capital investments as compared with its cost at March 31, 2015, and December 31, 2014:

	March 31, 2015	December 31, 2014

Venture capital investments, at cost	$114,533,864	$112,371,315
Net unrealized (depreciation)	(24,077,256)	(22,606,475)
Venture capital investments, at value	$90,456,608	$89,764,840

Cash Flow

Net cash used in operating activities for the three months ended March 31, 2015, was $4,690,065, primarily reflecting the purchase of venture capital investments of $2,615,301 and the payment of operating expenses, offset by proceeds from the sale of investments and repayment of principal of $115,736.

Net cash used in investing activities for the three months ended March 31, 2015, was $6,806, primarily reflecting the purchase of fixed assets.

Net cash provided by financing activities for the three months ended March 31, 2015, was $5,000,000, primarily reflecting a partial drawdown from the Loan Facility.

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

We fund our day-to-day operations using interest earned and proceeds from our cash holdings, the sales of our investments in U.S. government securities, when applicable, and interest earned from our venture debt securities. We believe the increase or decrease in the value of our venture capital investments does not materially affect the day-to-day operations of the Company or our daily liquidity. As of March 31, 2015, and December 31, 2014, we had no investments in money market mutual funds.

Our Loan Facility may be used to fund our investments and not for the payment of day-to-day operating expenses. As of March 31, 2015, we had $5,000,000 in debt outstanding. We have not issued any debt securities, and, therefore, are not subject to credit agency downgrades.

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

At March 31, 2015, and December 31, 2014, our total primary liquidity was $21,277,906 and $20,978,792, respectively. Our primary liquidity is principally comprised of our cash and certain receivables. The increase in our primary liquidity from December 31, 2014, to March 31, 2015, is primarily owing to the receipt of proceeds from a drawdown of the Loan Facility of $5,000,000, offset by the use of funds for investments totaling $2,615,301 and payment of net operating expenses.

At March 31, 2015, and December 31, 2014, our secondary liquidity was $7,906,979 and $8,641,873, respectively. Secondary liquidity does not include the value of warrants or options we hold in Champions Oncology, Inc., or Enumeral Biomedical Holdings, Inc. Our secondary liquidity consists of our publicly traded securities. Although these companies are publicly traded, their stock may not trade at high volumes and prices can be volatile, which may restrict our ability to sell our positions at any given time. We may also be restricted for a period of time in selling our positions in these companies due to our shares being unregistered. As of March 31, 2015, our publicly traded securities of Enumeral Biomedical Holdings were restricted from sale.

As of March 31, 2015, we have $5,000,000 in debt outstanding.

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

Except for a rights offering, we are generally not able to issue and sell our common stock at a price below our net asset value per share, exclusive of any distributing commission or discount, without shareholder approval. As of March 31, 2015, our net asset value per share was $3.39 per share and our closing market price was $3.08 per share. We do not currently have shareholder approval to issue or sell shares below our net asset value per share.

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

At March 31, 2015, and December 31, 2014, the Company had $5,000,000 and $0, respectively, in debt outstanding. The remaining capacity under the Loan Facility was $15,000,000 at March 31, 2015.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows:

Payments Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Multi-Draw Loan Facility(1)	$5,000,000	$0	$5,000,000	$0	$0
Operating leases	$1,415,630	$292,632	$586,199	$536,799	$0

(1)As of March 31, 2015, we had $15,000,000 of unused borrowing capacity under our Loan Facility.

On July 21, 2014, the Company made an investment in Accelerator IV-New York Corporation ("Accelerator") for a 9.6 percent interest in the company. Accelerator will be identifying emerging biotechnology companies for the Company to invest in directly over a five-year period. If the Company defaults on these commitments, the other investors may purchase the Company's shares of Accelerator for $0.001 per share. In the event of default, the Company would still be required to contribute the remaining operating commitment.

The Company's aggregate operating and investment commitments in Accelerator amounted to $666,667 and $3,333,333, respectively. During the three months ended March 31, 2015, $262,215 in capital was called, all of which related to the operating commitment. As of March 31, 2015, the Company had remaining unfunded commitments of $188,440 and $3,333,333, or approximately 28.3 percent and 100 percent, of the total operating and investment commitments, respectively. The withdrawal of contributed capital is not permitted. The transfer or assignment of capital is subject to approval by Accelerator.

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

Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments" for additional information. As of March 31, 2015, our financial statements include venture capital investments fair valued at $87,921,143, and equity method valued at $346,721, the values of which were determined in good faith by, or under the direction of, the Board of Directors. As of March 31, 2015, approximately 83 percent of our net assets represent investments in portfolio companies valued by the Board of Directors.

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

Historically, difficult venture capital environments have resulted in companies not receiving financing and being subsequently closed down with a loss of investment to venture investors, and other companies receiving financing but at significantly lower valuations than the preceding rounds, leading to very deep dilution for those who do not participate in the new rounds of investment. Our best estimate of this non-performance risk has been quantified and included in the valuation of our portfolio companies as of March 31, 2015.

All investments recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels related to the amount of subjectivity associated with the inputs to fair valuation of these assets are as discussed above.

As of March 31, 2015, approximately 97 percent of our portfolio company investments were classified as Level 3 in the hierarchy, indicating a high level of judgment required in their valuation.

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

The discount rate reflects the current rate at which the post-retirement medical benefit and pension liabilities could be effectively settled considering the timing of expected payments for plan participants. In estimating this rate, we consider the Citigroup Pension Liability Index in the determination of the appropriate discount rate assumptions. The weighted average rate we utilized to measure our post-retirement medical benefit obligation as of December 31, 2014, and to calculate our 2015 expense was 3.83 percent. We used a discount rate of 2.95 percent to calculate our pension obligation for the Executive Mandatory Retirement Benefit Plan.

Recent Developments - Portfolio Companies

On April 1, 2015, the Company made a $600,000 follow-on investment in Senova Systems, Inc., a privately held portfolio company.

During the period from April 1, 2015, through May 8, 2015, we sold 25,000 shares of Solazyme, Inc., in open market transactions for net proceeds of $100,491.

On April 8, 2015, the board of directors of Molecular Imprints, Inc., ("MII") approved an Agreement and Plan of Merger with a privately held technology company ("MII Acquirer"). As a result of the merger, MII will become a wholly owned subsidiary of the MII Acquirer. The Merger Agreement provides for both cash consideration and stock consideration in the form of shares of Series B Preferred Stock of the MII Acquirer.

On April 24, 2015, the Company made a $100,000 follow-on investment in OpGen, Inc., a privately held portfolio company.

On May 5, 2015, OpGen, Inc., completed an IPO priced at $6 per unit. Each unit consists of one share of common stock and one warrant to purchase one share of common stock. Each of the common stock and warrants began trading separately on May 5, 2015, under the symbols "OPGN" and "OPGNW," respectively. The Company invested $1,155,000 and tendered promissory notes for $650,000 for units in the offering. On May 8, 2015, the closing price of OpGen's shares of common stock and warrants was $4.40 and $0.81, respectively.

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

Foreign Currency Risk

Most of our investments are denominated in U.S. dollars. We currently have one investment denominated in Canadian dollars. We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates. The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates is $484,848 at March 31, 2015.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the 1934 Act). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures. As of March 31, 2015, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the first quarter of 2015 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Investing in our common stock involves significant risks relating to our business and investment objective. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2014, before you purchase any of our common stock.

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

As of March 31, 2015, we believe that the following updates should be considered to the risk factors previously disclosed in response to “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Approximately 47.6 percent of the net asset value attributable to our equity-focused venture capital investment portfolio, or 39.0 percent of our net asset value, as of March 31, 2015, is concentrated in Adesto Technologies Corporation, Metabolon, Inc., D-Wave Systems, Inc. and HZO, Inc.

At March 31, 2015, we valued our investment in Adesto, which had a historical cost to us of $10,482,417, at $16,176,632, our investment in Metabolon, which had a historical cost to us of $7,231,212, at $10,510,299, our investment in D-Wave, which had a historical cost to us of $5,787,955, at $7,622,785, and our investment in HZO, which had a historical cost to us of $8,376,505, at $7,032,725, which collectively represent 47.6 percent of the net asset value attributable to our equity-focused venture capital investment portfolio, excluding our rights to potential future milestone payments from the sale of BioVex to Amgen, or 39.0 percent of our net asset value.

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

Date: May 11, 2015

EXHIBIT INDEX

Exhibit No.	Description

31.01	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Schedule 12-14

HARRIS & HARRIS GROUP, INC.

INVESTMENTS IN AND ADVANCES TO AFFILIATES

		Amount of
		Dividends
		or Interest	Value as of			Value as of
	Title of Issue or	Credited	December 31,	Gross	Gross	March 31,
Name of Issuer	Nature of Indebtedness(A)	to Income (B)	2014	Additions (C)	Reductions (D)	2015

MAJORITY OWNED
CONTROLLED
INVESTMENTS:

ProMuc, Inc.	Common Stock	$0	$1	$0	$0	$1

	Secured Convertible Bridge Note	8,877	482,164	8,877	0	491,041

SynGlyco, Inc.	Common Stock	$0	$0	$0	$0	$0

	Secured Convertible Bridge Note	6,391	172,220	65,557	0	237,777

	Series A' Convertible Preferred Stock	0	0	0	0	0

	Senior Secured Debt	31,451	820,119	16,118	(32,856)	803,381

	Secured Convertible Bridge Note	7,907	204,763	78,156	0	282,919

TARA Biosystems, Inc.	Common Stock	$0	$20	$0	$0	$20

	Secured Convertible Bridge Note	5,918	308,811	5,918	0	314,729

Total Majority Owned Controlled Investments		$60,544	$1,988,098	$174,626	$(32,856)	$2,129,868

OTHER CONTROLLED INVESTMENTS:

Senova Systems, Inc.	Series B Convertible Preferred Stock	$0	$403,123	$63,075	$0	$466,198

	Series B-1 Convertible Preferred Stock	0	899,187	0	(10,303)	888,884

	Series C Convertible Preferred Stock	0	609,349	0	(1,062)	608,287

	Warrants for Series B Preferred Stock	0	56,563	8,850	0	65,413

Total Other Controlled Investments		$0	$1,968,222	$71,925	$(11,365)	$2,028,782

i

		Amount of
		Dividends
		or Interest	Value as of			Value as of
	Title of Issue or	Credited	December 31,	Gross	Gross	March 31,
Name of Issuer	Nature of Indebtedness(A)	to Income (B)	2014	Additions (C)	Reductions (D)	2015

AFFILIATE
INVESTMENTS:

ABSMaterials, Inc.	Series A Convertible Preferred Stock	$0	$291,875	$12,860	$0	$304,735

	Series B Convertible Preferred Stock	0	1,255,717	24,275	0	1,279,992

Adesto Technologies Corporation	Series A Convertible Preferred Stock	$0	$1,652,609	$148,829	$0	$1,801,438

	Series B Convertible Preferred Stock	0	1,527,457	139,176	0	1,666,633

	Series C Convertible Preferred Stock	0	632,526	63,212	0	695,738

	Series D Convertible Preferred Stock	0	612,462	49,790	0	662,252

	Series D-1 Convertible Preferred Stock	0	356,159	28,759	0	384,918

	Series E Convertible Preferred Stock	0	10,042,110	923,543	0	10,965,653

AgBiome, LLC	Series A-1 Convertible Preferred Stock	$0	$2,406,210	$8,628	$0	$2,414,838

	Series A-2 Convertible Preferred Stock	0	583,494	256	0	583,750

D-Wave Systems, Inc.	Series 1 Class B Convertible Preferred Stock	$0	$1,766,715	$0	$(153,412)	$1,613,303

	Series 1 Class C Convertible Preferred Stock	0	699,457	0	(60,557)	638,900

	Series 1 Class D Convertible Preferred Stock	0	1,327,843	0	(114,959)	1,212,884

	Series 1 Class E Convertible Preferred Stock	0	435,260	0	(36,306)	398,954

	Series 1 Class F Convertible Preferred Stock	0	418,193	0	(34,883)	383,310

	Series 1 Class H Convertible Preferred Stock	0	870,998	0	(72,807)	798,191

	Series 2 Class D Convertible Preferred Stock	0	1,053,205	0	(91,182)	962,023

	Series 2 Class E Convertible Preferred Stock	0	839,844	0	(69,560)	770,284

	Series 2 Class F Convertible Preferred Stock	0	806,909	0	(66,833)	740,076

	Warrants for Common Stock	0	116,830	0	(11,970)	104,860

ii

		Amount of
		Dividends
		or Interest	Value as of			Value as of
	Title of Issue or	Credited	December 31,	Gross	Gross	March 31,
Name of Issuer	Nature of Indebtedness(A)	to Income (B)	2014	Additions (C)	Reductions (D)	2015

EchoPixel, Inc.	Series Seed Convertible Preferred Stock	$0	$1,312,425	$16,170	$0	$1,328,595

Ensemble Therapeutics Corporation	Series B Convertible Preferred Stock	$0	$1,060,023	$0	$(215,180)	$844,843

	Series B-1 Convertible Preferred Stock	0	1,833,862	0	(312,820)	1,521,042

HZO, Inc.	Common Stock	$0	$322,832	$8,712	$0	$331,544

	Series I Convertible Preferred Stock	0	4,482,097	79,683	0	4,561,780

	Series II Convertible Preferred Stock	0	2,113,002	26,399	0	2,139,401

Laser Light Engines, Inc.	Series A Convertible Preferred Stock	$0	$0	$0	$0	$0

	Series B Convertible Preferred Stock	0	0	0	0	0

	Convertible Bridge Notes(E)	0	0	0	0	0

Metabolon, Inc.	Series B Convertible Preferred Stock	$0	$2,781,374	$0	$(4,306)	$2,777,068

	Series B-1 Convertible Preferred Stock	0	1,158,654	0	(25)	1,158,629

	Series C Convertible Preferred Stock	0	2,535,525	0	(4,254)	2,531,271

	Series D Convertible Preferred Stock	0	2,179,624	2,430	0	2,182,054

	Series E-1 Convertible Preferred Stock	0	1,556,847	4,299	0	1,561,146

	Series E-2 Convertible Preferred Stock	0	0	300,131	0	300,131

	Warrants for Series B-1 Preferred Stock	0	484,535	0	(484,535)	0

OpGen, Inc.	Series A Convertible Preferred Stock	$0	$606,252	$1,937,920	$0	$2,544,172

	Common Stock	0	22,752	101,880	0	124,632

	Convertible Bridge Notes	17,084	834,673	1,716,610	0	2,551,283

Orig3n, Inc.	Series I Convertible Preferred Stock	$0	$0	$250,893	$0	$250,893

iii

		Amount of
		Dividends
		or Interest	Value as of			Value as of
	Title of Issue or	Credited	December 31,	Gross	Gross	March 31,
Name of Issuer	Nature of Indebtedness(A)	to Income (B)	2014	Additions (C)	Reductions (D)	2015

Produced Water Absorbents, Inc.	Series A Convertible Preferred Stock	$0	$300,215	$0	$(259,959)	$40,256

	Series B Convertible Preferred Stock	0	2,188,272	0	(1,143,157)	1,045,115

	Series B-2 Convertible Preferred Stock	0	1,579,844	0	(825,313)	754,531

	Series B-3 Convertible Preferred Stock	0	1,430,677	0	(747,389)	683,288

	Series C Convertible Preferred Stock	0	755,130	0	(403,882)	351,248

	Series D Convertible Preferred Stock	0	0	984,203	(299,781)	684,422

	Warrants for Series B-2 Convertible Preferred Stock	0	44,014	0	(34,681)	9,333

	Subordinated Secured Non- Convertible Debt	40,189	979,450	10,189	(8,539)	981,100

SiOnyx, Inc.	Series A Convertible Preferred Stock	$0	$0	$0	$0	$0

	Series A-1 Convertible Preferred Stock	0	0	0	0	0

	Series A-2 Convertible Preferred Stock	0	0	0	0	0

	Series B-1 Convertible Preferred Stock	0	0	0	0	0

	Series C Convertible Preferred Stock	0	0	0	0	0

	Warrants for Series B-1 Preferred Stock	0	0	0	0	0

	Warrants for Common Stock	0	0	0	0	0

	Secured Convertible Bridge Notes	3,479	161,285	105,254	(105,252)	161,287

UberSeq, Inc.	Series Seed Convertible Preferred Stock	$0	$506,159	$0	$(4,680)	$501,479

Ultora, Inc.	Series A Convertible Preferred Stock	$0	$0	$0	$0	$0

	Series B Convertible Preferred Stock	0	0	0	0)	0

	Unsecured Bridge Notes(E)	0	0	7,525	(7,525)	0

Total Affiliate Investments		$121,296	$58,925,396	$6,951,626	$(5,573,747)	$60,303,275

iv

(A)	Common stock, warrants, options, membership units and, in some cases, preferred stock are generally non-income producing and restricted. The principal amount of debt and the number of shares of common and preferred stock and number of membership units are shown in the accompanying Consolidated Schedules of Investments as of March 31, 2015, and December 31, 2014.

(B)	Represents the total amount of interest or dividends and yield-enhancing fees on debt securities credited to income for the portion of the year an investment was a control or affiliate investment, as appropriate. Amounts credited to preferred or common stock represent accrued bridge note interest related to conversions that occurred during 2014.

(C)	Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees. Gross additions also include net increases in unrealized appreciation or decreases in unrealized depreciation.

(D)	Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs. Gross reductions also include net increases in unrealized depreciation or decreases in unrealized appreciation.

(E)	Debt security is on non-accrual status and, therefore, is considered non-income producing during the three months ended March 31, 2015.

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

v