Form 10-Q
period 2015-06-30
HARRIS & HARRIS GROUP INC /NY/
filed 2015-08-10
CIK 893739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐    No    ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2015
Common Stock, $0.01 par value per share	31,321,685 shares

Harris & Harris Group, Inc.

Form 10-Q, June 30, 2015

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

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Investments, in portfolio securities at value:
Unaffiliated privately held companies (cost: $20,307,754 and $22,304,047, respectively)	$7,452,767	$13,854,906
Unaffiliated rights to milestone payments (adjusted cost basis: $2,387,278 and $2,387,278, respectively)	3,181,183	3,193,865
Unaffiliated publicly traded securities (cost: $1,682,079 and $1,741,128, respectively)	1,561,988	1,398,085
Non-controlled affiliated privately held companies (cost: $64,678,768 and $67,236,533, respectively)	58,952,248	58,470,864
Non-controlled affiliated publicly traded companies (cost: $11,683,371 and $5,591,299, respectively)	10,695,100	8,384,641
Controlled affiliated privately held companies (cost: $13,505,442 and $13,111,030, respectively)	5,207,773	4,462,479
Equity method privately held companies (adjusted cost basis: $288,391 and $0, respectively)	288,391	0
Total, investments in private portfolio companies, rights to milestone payments, public securities at value (cost: $114,533,083 and $112,371,315, respectively)	$87,339,450	$89,764,840
Cash	22,982,089	20,748,314
Funds held in escrow from sales of investments at value (Note 3)	372,835	306,802
Receivable from portfolio company	17,500	160,877
Interest receivable	72,826	62,482
Prepaid expenses	554,767	754,856
Other assets	417,265	296,690
Total assets	$111,756,732	$112,094,861

LIABILITIES & NET ASSETS

Term loan credit facility (Note 5)	$5,000,000	$0
Post retirement plan liabilities (Note 8)	1,293,962	1,267,615
Accounts payable and accrued liabilities	674,840	841,915
Deferred rent	305,192	330,904
Total liabilities	$7,273,994	$2,440,434

Commitments and contingencies (Note 12)

Net assets	$104,482,738	$109,654,427

Net assets are comprised of:
Preferred stock, $0.10 par value, 2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares authorized at 6/30/15 and 12/31/14; 33,150,425 and 33,109,583 issued at 6/30/15 and 12/31/14, respectively	331,504	331,096
Additional paid in capital (Note 9)	215,435,591	215,051,662
Accumulated net operating and realized loss	(81,298,904)	(80,434,528)
Accumulated unrealized depreciation of investments	(27,193,633)	(22,606,475)
Accumulated other comprehensive income (Note 8)	613,711	718,203
Treasury stock, at cost (1,828,740 shares at 6/30/15 and 12/31/14)	(3,405,531)	(3,405,531)

Net assets	$104,482,738	$109,654,427
Shares outstanding	31,321,685	31,280,843
Net asset value per outstanding share	$3.34	$3.51

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Investment income:
Interest from:
Unaffiliated companies	$9,533	$36,447	$20,776	$86,682
Non-controlled affiliated companies	201,896	41,095	254,322	83,371
Controlled affiliated companies	47,207	36,607	91,633	71,333
Cash and U.S. Treasury securities and other	3,318	2,929	4,748	6,478
Fees for providing managerial assistance to portfolio companies	6,500	0	13,500	0
Yield-enhancing fees on debt securities	19,741	16,757	46,048	32,262
Total investment income	288,195	133,835	431,027	280,126

Expenses:
Salaries, benefits and stock-based compensation (Note 9)	977,689	1,247,426	2,056,178	2,659,786
Administration and operations	134,860	206,960	236,094	337,440
Professional fees	314,785	385,352	887,019	597,223
Rent	67,758	80,065	135,464	148,091
Insurance expense	73,724	84,007	141,335	167,940
Directors’ fees and expenses	68,901	93,131	188,525	186,408
Interest and other debt expenses	208,026	94,276	351,746	187,996
Custody fees	15,704	14,228	31,616	29,019
Depreciation	12,055	13,245	24,702	26,450
Total expenses	1,873,502	2,218,690	4,052,679	4,340,353

Net operating loss	(1,585,307)	(2,084,855)	(3,621,652)	(4,060,227)

Net realized gain (loss):
Realized gain (loss) from investments:
Unaffiliated companies	3,289,351	3,946,838	3,299,836	3,946,838
Non-Controlled affiliated companies	(98,644)	588,221	(392,430)	(6,711,063)
Publicly traded companies	41,411	960,882	41,411	1,333,497
Written call options	0	197,309	0	86,653
Realized gain (loss) from investments	3,232,118	5,693,250	2,948,817	(1,344,075)

Income tax expense (Note 10)	1,600	0	1,705	15,986
Net realized gain (loss) from investments	3,230,518	5,693,250	2,947,112	(1,360,061)

Net (increase) decrease in unrealized depreciation on investments:
Investments	(3,116,377)	796,969	(4,587,158)	3,183,622
Written call options	0	(77,309)	0	89,044
Net (increase) decrease in unrealized depreciation on investments	(3,116,377)	719,660	(4,587,158)	3,272,666

Net realized and unrealized gains (loss) on investments	114,141	6,412,910	(1,640,046)	1,912,605

Share of loss on equity method investment	(58,330)	0	(189,836)	0

Net (decrease) increase in net assets resulting from operations:

Total	$(1,529,496)	$4,328,055	$(5,451,534)	$(2,147,622)

Per average basic and diluted outstanding share	$(0.05)	$0.14	$(0.17)	$(0.07)

Average outstanding shares	31,285,894	31,201,574	31,283,382	31,199,518

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net (decrease) increase resulting from operations	$(1,529,496)	$4,328,055	$(5,451,534)	$(2,147,622)

Other comprehensive (loss) income:

Amortization of prior service cost	(52,246)	(52,246)	(104,492)	(104,492)

Other comprehensive loss	(52,246)	(52,246)	(104,492)	(104,492)

Comprehensive (loss) income	$(1,581,742)	$4,275,809	$(5,556,026)	$(2,252,114)

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014
Cash flows (used in) provided by operating activities:
Net (decrease) in net assets resulting from operations	$(5,451,534)	$(2,147,622)
Adjustments to reconcile net (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss (gain) and change in unrealized depreciation (appreciation) on investments	1,638,341	(1,928,591)
Depreciation of fixed assets, amortization of prepaid assets and accretion of bridge note interest	(279,990)	(140,878)
Share of loss on equity method investee	189,836	0
Stock-based compensation expense	431,981	497,634
Amortization of prior service cost	(104,492)	(104,492)
Purchase of U.S. government securities	0	(19,999,044)
Sale of U.S. government securities	0	38,998,052
Purchase of equity method investment	(262,215)	0
Purchase of affiliated portfolio companies	(4,275,915)	(9,714,299)
Purchase of unaffiliated portfolio companies	(509,824)	(240,500)
Payments received on debt investments	186,109	224,711
Proceeds from sale of investments and conversion of bridge notes	5,698,094	9,766,197
Proceeds from call option premiums	0	338,229
Payments for put and call option purchases	0	(218,532)

Changes in assets and liabilities:
Receivable from sales of investments	0	448,886
Receivable from portfolio company	143,377	(325)
Interest receivable	(10,344)	1,202
Prepaid expenses	200,089	240,034
Other assets	(138,848)	(2,209)
Post retirement plan liabilities	26,347	32,409
Accounts payable and accrued liabilities	(167,075)	179,145
Deferred rent	(25,712)	(22,293)

Net cash (used in) provided by operating activities	(2,711,775)	16,207,714

Cash flows from investing activities:
Purchase of fixed assets	(6,806)	(1,066)
Net cash used in investing activities	(6,806)	(1,066)

Cash flows from financing activities:
Proceeds from drawdown of loan facility	5,000,000	0
Payment of withholdings related to net settlement of restricted stock	(47,644)	(68,872)
Net cash provided by (used in) financing activities	4,952,356	(68,872)

Net increase in cash	$2,233,775	$16,137,776

Cash at beginning of the period	20,748,314	8,538,548
Cash at end of the period	$22,982,089	$24,676,324

Supplemental disclosures of cash flow information:
Income taxes paid	$1,705	$15,986

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	Six Months Ended	Year Ended
	June 30, 2015	December 31, 2014

Changes in net assets from operations:

Net operating loss	$(3,621,652)	$(7,901,727)
Net realized gain (loss) on investments	2,947,112	(5,083,625)
Net (increase) in unrealized depreciation on investments	(4,587,158)	(576,186)
Net (decrease) in unrealized appreciation on written call options	0	(8,882)
Share of loss on equity method investment	(189,836)	0

Net decrease in net assets resulting from operations	(5,451,534)	(13,570,420)

Changes in net assets from capital stock transactions:

Acquisition of vested restricted stock awards to pay required employee withholding tax	(47,644)	(124,751)
Stock-based compensation expense	431,981	857,006

Net increase in net assets resulting from capital stock transactions	384,337	732,255

Changes in net assets from accumulated other comprehensive (loss) income:

Other comprehensive (loss)	(104,492)	(208,983)

Net (decrease) in net assets resulting from accumulated other comprehensive (loss) income	(104,492)	(208,983)

Net decrease in net assets	(5,171,689)	(13,047,148)

Net Assets:

Beginning of the period	109,654,427	122,701,575

End of the period	$104,482,738	$109,654,427

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2015 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 11.7% of net assets at value

Private Placement Portfolio (Illiquid) (4) – 7.1% of net assets at value

Bridgelux, Inc. (5)(8)(9)(10)		Energy
Manufacturing high-power light emitting diodes (LEDs) and arrays
Series B Convertible Preferred Stock	(M)		$1,000,000	1,861,504	$259,311
Series C Convertible Preferred Stock	(M)		1,352,196	2,130,699	535,508
Series D Convertible Preferred Stock	(M)		1,371,622	999,999	738,068
Series E Convertible Preferred Stock	(M)		672,599	440,334	608,448
Series E-1 Convertible Preferred Stock	(M)		386,073	399,579	401,208
Warrants for Series C Convertible Preferred Stock expiring 8/31/15	(M)		168,270	163,900	0
Warrants for Series D Convertible Preferred Stock expiring 8/31/15	(M)		128,543	166,665	0
Warrants for Series E Convertible Preferred Stock expiring 12/31/17	(M)		93,969	170,823	0
Warrants for Common Stock expiring 6/1/16	(M)		72,668	132,100	0
Warrants for Common Stock expiring 8/9/18	(M)		148,409	171,183	0
Warrants for Common Stock expiring 10/21/18	(M)		18,816	84,846	0
			5,413,165		2,542,543

Cambrios Technologies Corporation (5)(8)(9)		Electronics
Developing nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock	( I )		1,294,025	1,294,025	47,659
Series C Convertible Preferred Stock	( I )		1,300,000	1,300,000	47,879
Series D Convertible Preferred Stock	( I )		515,756	515,756	368,541
Series D-2 Convertible Preferred Stock	( I )		92,400	92,400	33,322
Series D-4 Convertible Preferred Stock	( I )		216,168	216,168	77,955
			3,418,349		575,356

Cobalt Technologies, Inc. (8)(9)(10)(11)		Energy
Developed processes for making bio- butanol through biomass fermentation
Series C-1 Convertible Preferred Stock	(M)		749,998	352,112	0
Series D-1 Convertible Preferred Stock	(M)		122,070	48,828	0
Series E-1 Convertible Preferred Stock	(M)		114,938	46,089	0
Warrants for Series E-1 Pref. Stock expiring on 10/9/22	( I )		2,781	1,407	0
Warrants for Series E-1 Pref. Stock expiring on 3/11/23	( I )		5,355	2,707	0
			995,142		0

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2015 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 11.7% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) – 7.1% of net assets at value (Cont.)

Magic Leap, Inc. (8)(9)(12)		Electronics
Developing novel human computing interfaces and software
Series B Convertible Preferred Stock	( I )		$338,604	29,291	$319,472

Mersana Therapeutics, Inc. (5)(8)(9)		Life Sciences
Developing antibody drug conjugates for cancer therapy
Series A-1 Convertible Preferred Stock	( I )		683,538	635,081	455,263
Series B-1 Convertible Preferred Stock	( I )		104,521	97,111	107,706
Common Stock	( I )		3,875,395	350,539	143,695
			4,663,454		706,664

Nanosys, Inc. (5)(8)		Energy
Developing inorganic nanowires and quantum dots for use in LED-backlit devices
Series C Convertible Preferred Stock	(M)		1,500,000	803,428	491,935
Series D Convertible Preferred Stock	(M)		3,000,003	1,016,950	1,674,974
Series E Convertible Preferred Stock	(M)		496,573	433,688	664,176
			4,996,576		2,831,085

Nano Terra, Inc. (5)		Energy
Developing surface chemistry and nano- manufacturing solutions
Senior secured debt, 12.0%, maturing on 12/1/15	( I )		163,857	$199,259	198,420
Warrants for Common Stock expiring on 2/22/21	( I )		69,168	4,462	1,365
Warrants for Series A-3 Pref. Stock expiring on 11/15/22	( I )		35,403	47,508	63,826
			268,428		263,611

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2015 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 11.7% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) – 7.1% of net assets at value (Cont.)

Phylagen, Inc. (5)(8)(13)		Life Sciences
Developing technology to improve human health and productivity
Secured Convertible Bridge Note, 5%, acquired 2/5/15	(M)		$204,000	$200,000	$204,000
Secured Convertible Bridge Note, 5%, acquired 6/5/15	(M)		10,036	$10,000	10,036
			214,036		214,036

Total Unaffiliated Private Placement Portfolio (cost: $20,307,754)					$7,452,767

Rights to Milestone Payments (Illiquid) (6) –
3.1% of net assets at value

Amgen, Inc. (8)(9)		Life Sciences
Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	( I )		$1,757,608	$1,757,608	$2,549,261

Laird Technologies, Inc. (8)(9)		Energy
Rights to Milestone Payments from Merger & Acquisition of Nextreme Thermal Solutions, Inc.	( I )		0	$0	0

Canon, Inc. (8)(9)		Electronics
Rights to Milestone Payments from Acquisition of Molecular Imprints, Inc.	( I )		629,670	$629,670	631,922

Total Unaffiliated Rights to Milestone Payments (cost: $2,387,278)					$3,181,183

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2015 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Publicly Traded Portfolio (7) – 1.5% of net assets at value

Solazyme, Inc. (5)(9)		Energy
Developing algal biodiesel, industrial chemicals and specialty ingredients using synthetic biology
Common Stock	(M)		$59,050	25,000	$78,500

Champions Oncology, Inc. (5)(9)		Life Sciences
Developing its TumorGraftTM platform for personalized medicine and drug development
Common Stock	(M)		1,622,629	2,922,492	1,461,247
Warrants for Common Stock expiring 1/28/19	( I )		400	66,000	22,241
			1,623,029		1,483,488

Total Unaffiliated Publicly Traded Portfolio (cost: $1,682,079)					$1,561,988

Total Investments in Unaffiliated Companies (cost: $24,377,111)					$12,195,938

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2015 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 66.6% of net assets at value

Private Placement Portfolio (Illiquid) (14) – 56.4% of net assets at value

ABSMaterials, Inc. (5)(8)(9)		Energy
Developing nano-structured absorbent materials for water remediation and consumer applications
Series A Convertible Preferred Stock	( I )		$435,000	390,000	$300,663
Series B Convertible Preferred Stock	( I )		1,217,644	1,037,751	1,248,005
			1,652,644		1,548,668

Adesto Technologies Corporation (5)(8)(9)(15)		Electronics
Developing low-power, high-performance memory devices
Series A Convertible Preferred Stock	(H)		2,200,000	6,547,619	1,763,825
Series B Convertible Preferred Stock	(H)		2,200,000	5,952,381	1,630,215
Series C Convertible Preferred Stock	(H)		1,485,531	2,122,187	674,956
Series D Convertible Preferred Stock	(H)		1,393,147	1,466,470	648,067
Series D-1 Convertible Preferred Stock	(H)		703,740	987,706	377,288
Series E Convertible Preferred Stock	(H)		2,499,999	3,508,771	10,563,950
			10,482,417		15,658,301

AgBiome, LLC (5)(8)(9)		Life Sciences
Providing early-stage research and discovery for agriculture and utilizing the crop microbiome to identify products that reduce risk and improve yield
Series A-1 Convertible Preferred Stock	( I )		2,000,000	2,000,000	3,963,020
Series A-2 Convertible Preferred Stock	( I )		521,740	417,392	882,834
			2,521,740		4,845,854

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2015 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Non-Controlled Affiliated Companies (3) – 66.6% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (14) – 56.4% of net assets at value (Cont.)

D-Wave Systems, Inc. (8)(9)(16)		Electronics
Developing high-performance quantum computing systems
Series 1 Class B Convertible Preferred Stock	(H)		$1,002,074	1,144,869	$1,640,851
Series 1 Class C Convertible Preferred Stock	(H)		487,804	450,450	650,308
Series 1 Class D Convertible Preferred Stock	(H)		748,473	855,131	1,234,540
Series 1 Class E Convertible Preferred Stock	(H)		248,049	269,280	408,736
Series 1 Class F Convertible Preferred Stock	(H)		238,323	258,721	392,708
Series 1 Class H Convertible Preferred Stock	(H)		909,088	460,866	812,690
Series 2 Class D Convertible Preferred Stock	(H)		736,019	678,264	979,199
Series 2 Class E Convertible Preferred Stock	(H)		659,493	513,900	790,306
Series 2 Class F Convertible Preferred Stock	(H)		633,631	493,747	759,313
Warrants for Common Stock expiring 5/12/19	( I )		26,357	20,415	826
			5,689,311		7,669,477

EchoPixel, Inc. (5)(8)(9)		Life Sciences
Developing algorithms and software to improve visualization of data for life science and healthcare applications
Series Seed Convertible Preferred Stock	( I )		1,250,000	4,194,630	1,334,312

Ensemble Therapeutics Corporation (5)(8)		Life Sciences
Developing DNA-Programmed ChemistryTM for the discovery of new classes of therapeutics
Series B Convertible Preferred Stock	( I )		2,000,000	1,449,275	1,078,730
Series B-1 Convertible Preferred Stock	( I )		679,754	492,575	1,715,927
			2,679,754		2,794,657

HZO, Inc. (5)(8)(9)		Electronics
Developing novel industrial coatings that protect electronics against damage from liquids
Common Stock	( I )		666,667	405,729	308,413
Series I Convertible Preferred Stock	( I )		5,709,835	2,266,894	4,148,974
Series II Convertible Preferred Stock	( I )		2,000,003	539,710	2,000,331
			8,376,505		6,457,718

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2015 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Non-Controlled Affiliated Companies (3) – 66.6% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (14) – 56.4% of net assets at value (Cont.)

Laser Light Engines, Inc. (8)(9)		Energy
Manufactured solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	(M)		$2,000,000	7,499,062	$0
Series B Convertible Preferred Stock	(M)		3,095,802	13,571,848	0
Secured Convertible Bridge Note, 12%, acquired 10/7/11	(M)		200,000	$200,000	0
Secured Convertible Bridge Note, 12%, acquired 11/17/11	(M)		95,652	$95,652	0
Secured Convertible Bridge Note, 12%, acquired 12/21/11	(M)		82,609	$82,609	0
Secured Convertible Bridge Note, 12%, acquired 3/5/12	(M)		434,784	$434,784	0
Secured Convertible Bridge Note, 12%, acquired 7/26/12	(M)		186,955	$186,955	0
Secured Convertible Bridge Note, 20%, acquired 4/29/13	(M)		166,667	$166,667	0
Secured Convertible Bridge Note, 20%, acquired 7/22/13	(M)		166,667	$166,667	0
Secured Convertible Bridge Note, 10%, acquired 10/30/13	(M)		80,669	$80,669	0
Secured Convertible Bridge Note, 10%, acquired 2/5/14	(M)		19,331	$19,331	0
Secured Convertible Bridge Note, 10%, acquired 6/24/14	(M)		13,745	$13,745	0
			6,542,881		0

Metabolon, Inc. (5)(8)(9)		Life Sciences
Developing service and diagnostic products through the use of a metabolomics, or biochemical, profiling platform
Series B Convertible Preferred Stock	(H)		2,500,000	371,739	2,786,238
Series B-1 Convertible Preferred Stock	(H)		706,214	148,696	1,163,102
Series C Convertible Preferred Stock	(H)		1,000,000	1,000,000	2,538,913
Series D Convertible Preferred Stock	(H)		1,499,999	835,882	2,187,191
Series E-1 Convertible Preferred Stock	(H)		1,225,000	444,404	1,562,800
Series E-2 Convertible Preferred Stock	(H)		299,999	103,277	300,415
			7,231,212		10,538,659

ORIG3N, Inc. (5)(8)(9)(13)		Life Sciences
Developing precision medicine applications for induced pluripotent stems cells
Series 1 Convertible Preferred Stock	( I )		250,000	597,658	253,746

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2015 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 66.6% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (14) – 56.4% of net assets at value (Cont.)

Produced Water Absorbents, Inc. (5)(8)(17)		Energy
Developing nano-structured absorbent materials for environmental remediation of contaminated water in the oil and gas industries
Series A Convertible Preferred Stock	(M)		$1,000,000	1,000,000	$34,912
Series B Convertible Preferred Stock	(M)		1,496,865	5,987,460	850,624
Series B-2 Convertible Preferred Stock	(M)		1,015,427	4,322,709	614,116
Series B-3 Convertible Preferred Stock	(M)		978,641	3,914,564	556,131
Series C Convertible Preferred Stock	(M)		1,000,268	2,667,380	286,174
Series D Convertible Preferred Stock	(M)		986,066	2,629,510	556,477
Subordinated Secured Debt, 12%, maturing on 9/30/15	( I )		991,855	$1,000,000	987,025
Subordinated Convertible Bridge Note, 12%, acquired 6/3/2015	(M)		252,301	$250,000	252,301
Warrants for Series B-2 Preferred Stock expiring upon liquidation event	( I )		65,250	300,000	7,556
			7,786,673		4,145,316

SiOnyx, Inc. (5)(8)(18)		Electronics
Developing silicon-based optoelectronic products enabled by its proprietary Black Silicon
Series A Convertible Preferred Stock	(H)		750,000	233,499	0
Series A-1 Convertible Preferred Stock	(H)		890,000	2,966,667	0
Series A-2 Convertible Preferred Stock	(H)		2,445,000	4,207,537	0
Series B-1 Convertible Preferred Stock	(H)		1,169,561	1,892,836	0
Series C Convertible Preferred Stock	(H)		1,171,316	1,674,030	0
Secured Convertible Bridge Note, 8%, acquired 1/31/14	(H)		1,428,027	$1,281,125	586,772
Secured Convertible Bridge Note, 8%, acquired 5/9/14	(H)		85,695	$93,976	309,933
Secured Convertible Bridge Note, 10%, acquired 12/12/14	(H)		72,852	$68,999	728,438
Secured Convertible Bridge Note, 10%, acquired 1/30/15	(H)		107,870	$103,500	1,092,673
Secured Convertible Bridge Note, 8%, acquired 5/22/15	(H)		118,699	$117,653	210,024
Warrants for Series B-1 Convertible Preferred
Stock expiring 2/23/17	(H)		130,439	247,350	0
Warrants for Common Stock expiring 3/28/17	(H)		84,207	418,507	0
Warrants for Common Stock expiring 5/9/19	(H)		17,010	3,208	0
			8,470,676		2,927,840

UberSeq, Inc. (5)(8)(9)(19)		Life Sciences
Developing translational genomics solutions
Series Seed Convertible Preferred Stock	( I )		375,000	500,000	583,276
Warrants for Series Seed Preferred Stock expiring 6/6/19	( I )		125,000	166,667	194,424
			500,000		777,700

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2015 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 66.6% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (14) – 56.4% of net assets at value (Cont.)

Ultora, Inc. (5)(8)		Energy
Developed energy-storage devices enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		$886,830	17,736	$0
Series B Convertible Preferred Stock	(M)		236,603	2,347,254	0
Secured Convertible Bridge Note, 5%, acquired 5/7/14	(M)		86,039	$86,039	0
Secured Convertible Bridge Note, 5%, acquired 8/20/14	(M)		17,208	$17,208	0
Secured Convertible Bridge Note, 5%, acquired 10/14/14	(M)		10,750	$10,750	0
Secured Convertible Bridge Note, 5%, acquired 3/30/15	(M)		7,525	$7,525	0
			1,244,955		0

Total Non-Controlled Private Placement Portfolio (cost: $64,678,768)					$58,952,248

Publicly Traded Portfolio (20) –
10.2% of net assets at value

Enumeral Biomedical Holdings, Inc. (5)(21)		Life Sciences
Developing therapeutics and diagnostics through functional assaying of single cells
Common Stock	(M)		$4,993,357	7,966,368	$4,741,615
Warrants for Common Stock expiring 7/30/19	( I )		540,375	1,500,000	483,558
Warrants for Common Stock expiring 2/2/24	( I )		57,567	255,120	135,698
Options to Purchase Common Stock at $1.00
expiring 8/4/24	( I )		0	75,001	38,536
			5,591,299		5,399,407

OpGen, Inc. (5)(8)		Life Sciences
Developing tools for genomic sequence assembly and analysis
Common Stock	(M)		5,665,708	1,409,796	5,044,746
Warrants for Common Stock expiring 5/8/20	(M)		425,579	300,833	201,558
Warrants for Common Stock expiring 2/17/25	( I )		785	31,206	49,389
			6,092,072		5,295,693

Total Non-Controlled Publicly Traded Portfolio (cost: $11,683,371)					$10,695,100

Total Investments in Non-Controlled Affiliated Companies (cost: $76,362,139)					$69,647,348

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2015 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Controlled Affiliated Companies (3) – 5.0% of net assets at value

Private Placement Portfolio (Illiquid) (22) – 5.0% of net assets at value

ProMuc, Inc. (5)(8)		Life Sciences
Developing synthetic mucins for the nutritional, food and healthcare markets
Common Stock	(M)		$1	1,000	$1
Secured Convertible Bridge Note, 8%, acquired 12/18/13	(M)		392,959	$350,000	392,959
Secured Convertible Bridge Note, 8%, acquired 8/13/14	(M)		107,057	$100,000	107,057
			500,017		500,017

Senova Systems, Inc. (5)(8)		Life Sciences
Developing next-generation sensors to measure pH
Series B Convertible Preferred Stock	( I )		1,218,462	1,350,000	457,705
Series B-1 Convertible Preferred Stock	( I )		1,083,960	2,759,902	956,455
Series C Convertible Preferred Stock	( I )		1,208,287	1,611,049	1,208,671
Warrants for Series B Preferred Stock expiring 10/15/17	( I )		131,538	164,423	55,745
Warrants for Series B Preferred Stock expiring 4/24/18	( I )		20,000	25,000	8,476
			3,662,247		2,687,052

SynGlyco, Inc. (5)(8)(23)		Life Sciences
Developed synthetic carbohydrates for pharmaceutical applications
Common Stock	( I )		2,729,817	57,463	0
Series A' Convertible Preferred Stock	( I )		4,855,627	4,855,627	154,685
Senior Secured Debt, 12.00%, maturing on 12/11/14	( I )		457,548	$500,000	565,833
Secured Convertible Bridge Note, 8%, acquired 1/23/13	( I )		422,467	$350,000	422,467
Secured Convertible Bridge Note, 8%, acquired 4/25/13	( I )		355,058	$300,000	355,058
			8,820,517		1,498,043

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2015 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Controlled Affiliated Companies (3) – 5.0% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (22) – 5.0% of net assets at value (Cont.)

TARA Biosystems, Inc. (5)(8)		Life Sciences
Developing human tissue models for toxicology and drug discovery applications
Common Stock	(M)		$20	2,000,000	$20
Secured Convertible Bridge Note, 8%, acquired 8/20/14	(M)		320,712	$300,000	320,712
Secured Convertible Bridge Note, 8%, acquired 5/18/15	(M)		201,929	$200,000	201,929
			522,661		522,661

Total Controlled Private Placement Portfolio (cost: $13,505,442)					$5,207,773

Total Investments in Controlled Affiliated Companies (cost: $13,505,442)					$5,207,773

Total Private Placement and Publicly Traded Portfolio (cost: $114,244,692)					$87,051,059

Equity Method Investments (24) –
0.3% of net assets at value

Private Placement Portfolio (Illiquid) (24) –
0.3% of net assets at value

Accelerator IV-New York Corporation (5)(8)(9)(25)		Life Sciences
Identifying and managing emerging biotechnology companies
Series A Common Stock	(E)		$288,391	478,227	$288,391

Total Equity Method Investments (cost: $288,391)					$288,391

Total Investments (cost: $114,533,083)					$87,339,450

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2015 (Unaudited)

Notes to Consolidated Schedule of Investments

(1)	See "Footnote to Consolidated Schedule of Investments" on page 33 for a description of the "Valuation Procedures."

(2)	We classify "Energy" companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials. We classify "Electronics" companies as those that address problems in electronics-related industries, including semiconductors and computing. We classify "Life Sciences" companies as those that address problems in life sciences-related industries, including biotechnology, agriculture, advanced materials and chemicals, healthcare, bioprocessing, water, industrial biotechnology, food, nutrition and energy.

(3)	Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own five percent or more, but less than 25 percent, of the voting shares of the portfolio company, or where we hold one or more seats on the portfolio company’s board of directors but do not control the company. Investments in controlled affiliated companies consist of investments in which we own 25 percent or more of the voting shares of the portfolio company or otherwise control the company.

(4)	The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $20,307,754. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $12,854,987.

(5)	All or a portion of the investments or instruments are pledged as collateral under our Loan Facility with Orix Corporate Capital, Inc.

(6)	The aggregate cost for federal income tax purposes of investments in unaffiliated rights to milestone payments is $2,387,278. The gross unrealized appreciation based on the tax cost for these securities is $793,905. The gross unrealized depreciation based on the tax cost for these securities is $0.

(7)	The aggregate cost for federal income tax purposes of investments in unaffiliated publicly traded companies is $1,682,079. The gross unrealized appreciation based on the tax cost for these securities is $19,451. The gross unrealized depreciation based on the tax cost for these securities is $139,542.

(8)	We are subject to legal restrictions on the sale of our investment(s) in this company.

(9)	Represents a non-income producing security. Investments that have not paid dividends or interest within the last 12 months are considered to be non-income producing.

(10)	On July 21, 2015, Bridgelux signed a definitive agreement to be acquired by an investment group led by China Electronics Corporation and ChongQing Linkong Development Investment Company. The close of this transaction is subject to customary regulatory approvals.

(11)	Cobalt Technologies, Inc., also does business as Cobalt Biofuels.

(12)	We received our shares of Magic Leap, Inc., as part of the consideration paid for one of our portfolio companies in an acquisition during the second quarter of 2015. A total of 4,394 shares of our 29,291 shares of Magic Leap are held in escrow to satisfy indemnity claims through May 1, 2016.

The accompanying unaudited notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2015 (Unaudited)

(13)	Initial investment was made in 2015.

(14)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated privately held companies is $64,678,768. The gross unrealized appreciation based on the tax cost for these securities is $13,268,272. The gross unrealized depreciation based on the tax cost for these securities is $18,994,792.

(15)	Adesto Technologies Corporation's Series E shares have certain rights and preferences in a sale or initial public offering ("IPO") that are not ascribed to the other classes of stock.

(16)	D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave through Parallel Universes, Inc., a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. See "Note 3. Summary of Significant Accounting Policies." D-Wave is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire non-qualifying assets unless, at the time the acquisition is made, qualifying assets are at least 70 percent of our total assets.

(17)	Produced Water Absorbents, Inc., also does business as ProSep, Inc.

(18)	On August 3, 2015, SiOnyx, Inc., reorganized its corporate structure to become a subsidiary of a new company, Black Silicon Holdings, Inc. Our security holdings of SiOnyx converted into securities of Black Silicon Holdings. SiOnyx was then acquired by an undisclosed buyer. We received cash and a profit interest in the undisclosed buyer that is held through our ownership in Black Silicon Holdings.

(19)	UberSeq, Inc., also does business as NGXBio, Inc.

(20)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated publicly traded companies is $11,683,371. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $988,271.

(21)	A portion of the Company's shares and warrants of Enumeral Biomedical Holdings, Inc., are subject to restrictions on transfer, and we are also subject to a lock-up agreement that restricts our ability to trade these shares, exclusive of the general restriction on the transfer of unregistered securities. The lock-up period on our 7,966,368 shares of Enumeral Biomedical Holdings expires on January 31, 2016.

(22)	The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $13,505,442. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $8,297,669.

(23)	On July 23, 2015, SynGlyco, Inc., repaid $567,500 in outstanding principal and accrued interest on its senior secured debt.

(24)	The aggregate cost for federal income tax purposes of investments in privately held equity method investments is $288,391. Under the equity method, investments are carried at cost, plus or minus the Company's equity in the increases and decreases in the investee's net assets after the date of acquisition and certain other adjustments.

(25)	As part of our initial investment in Accelerator IV-New York Corporation, the Company made an additional operating and investment commitment. See "Note 11. Commitments and Contingencies."

The accompanying unaudited notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 16.8% of net assets at value

Private Placement Portfolio (Illiquid) (4) – 12.6% of net assets at value

Bridgelux, Inc. (5)(8)(9)		Energy
Manufacturing high-power light emitting diodes (LEDs) and arrays
Series B Convertible Preferred Stock	(M)		$1,000,000	1,861,504	$607,692
Series C Convertible Preferred Stock	(M)		1,352,196	2,130,699	826,294
Series D Convertible Preferred Stock	(M)		1,371,622	999,999	787,915
Series E Convertible Preferred Stock	(M)		672,599	440,334	724,344
Series E-1 Convertible Preferred Stock	(M)		386,073	399,579	499,686
Warrants for Series C Convertible Preferred Stock expiring 8/31/15	( I )		168,270	163,900	32,815
Warrants for Series D Convertible Preferred Stock expiring 8/31/15	( I )		128,543	166,665	35,139
Warrants for Series E Convertible Preferred Stock expiring 12/31/17	( I )		93,969	170,823	36,448
Warrants for Common Stock expiring 6/1/16	( I )		72,668	132,100	6,562
Warrants for Common Stock expiring 8/9/18	( I )		148,409	171,183	29,966
Warrants for Common Stock expiring 10/21/18	( I )		18,816	84,846	4,215
			5,413,165		3,591,076

Cambrios Technologies Corporation (5)(8)(9)		Electronics
Developing nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock	( I )		1,294,025	1,294,025	41,829
Series C Convertible Preferred Stock	( I )		1,300,000	1,300,000	42,022
Series D Convertible Preferred Stock	( I )		515,756	515,756	358,416
Series D-2 Convertible Preferred Stock	( I )		92,400	92,400	32,361
Series D-4 Convertible Preferred Stock	( I )		216,168	216,168	75,708
			3,418,349		550,336

Cobalt Technologies, Inc. (5)(8)(9)(10)		Energy
Developing processes for making bio- butanol through biomass fermentation
Series C-1 Convertible Preferred Stock	(M)		749,998	352,112	0
Series D-1 Convertible Preferred Stock	(M)		122,070	48,828	0
Series E-1 Convertible Preferred Stock	(M)		114,938	46,089	0
Warrants for Series E-1 Pref. Stock expiring on 10/9/22	( I )		2,781	1,407	0
Warrants for Series E-1 Pref. Stock expiring on 3/11/23	( I )		5,355	2,707	0
			995,142		0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 16.8% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) – 12.6% of net assets at value (Cont.)

GEO Semiconductor Inc. (5)(11)		Electronics
Developing programmable, high-performance video and geometry processing solutions
Loan and Security Agreement with GEO Semiconductor relating to the following assets:
Warrants for Series A Pref. Stock expiring on 3/1/18	( I )		$7,512	10,000	$10,919
Warrants for Series A-1 Pref. Stock expiring on 6/29/18	( I )		7,546	10,000	12,010
			15,058		22,929

Mersana Therapeutics, Inc. (5)(8)(9)(12)		Life Sciences
Developing antibody drug conjugates for cancer therapy
Series A-1 Convertible Preferred Stock	( I )		683,538	635,081	434,387
Common Stock	( I )		3,875,395	350,539	138,048
			4,558,933		572,435

Molecular Imprints, Inc. (5)(8)(9)(13)		Electronics
Manufacturing nanoimprint lithography capital equipment for non-semiconductor manufacturing markets
Series A Convertible Preferred Stock	(M)		928,884	928,884	928,884

Nanosys, Inc. (5)(8)		Energy
Developing inorganic nanowires and quantum dots for use in LED-backlit devices
Series C Convertible Preferred Stock	(M)		1,500,000	803,428	932,035
Series D Convertible Preferred Stock	(M)		3,000,003	1,016,950	2,530,003
Series E Convertible Preferred Stock	(M)		496,573	433,688	844,004
			4,996,576		4,306,042

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 16.8% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) – 12.6% of net assets at value (Cont.)

Nano Terra, Inc. (5)		Energy
Developing surface chemistry and nano- manufacturing solutions
Senior secured debt, 12.0%, maturing on 12/1/15	( I )		$349,966	$385,369	$383,180
Warrants for Series A-2 Pref. Stock expiring on 2/22/21	( I )		69,168	446,248	13
Warrants for Series C Pref. Stock expiring on 11/15/22	( I )		35,403	241,662	66,673
			454,537		449,866

Nantero, Inc. (5)(8)(9)		Electronics
Developing a high-density, nonvolatile, random access memory chip, enabled by carbon nanotubes
Series A Convertible Preferred Stock	( I )		489,999	345,070	1,440,529
Series B Convertible Preferred Stock	( I )		323,000	207,051	871,532
Series C Convertible Preferred Stock	( I )		571,329	188,315	941,639
Series D Convertible Preferred Stock	( I )		139,075	35,569	179,638
			1,523,403		3,433,338

Total Unaffiliated Private Placement Portfolio (cost: $22,304,047)					$13,854,906

Rights to Milestone Payments (Illiquid) (6) – 2.9% of net assets at value

Amgen, Inc. (8)(9)		Life Sciences
Rights to Milestone Payments from
Acquisition of BioVex Group, Inc.	( I )		$1,757,608	$1,757,608	$2,564,917

Laird Technologies, Inc. (8)(9)		Energy
Rights to Milestone Payments from Merger &
Acquisition of Nextreme Thermal Solutions, Inc.	( I )		0	0	0

Canon, Inc. (8)(9)		Electronics
Rights to Milestone Payments from
Acquisition of Molecular Imprints, Inc.	( I )		629,670	$629,670	628,948

Total Unaffiliated Rights to Milestone Payments (cost: $2,387,278)					$3,193,865

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Publicly Traded Portfolio (7) –
1.3% of net assets at value

Solazyme, Inc. (5)(9)		Energy
Developing algal biodiesel, industrial chemicals and specialty ingredients using synthetic biology
Common Stock	(M)		$118,099	50,000	$129,000

Champions Oncology, Inc. (5)(9)		Life Sciences
Developing its TumorGraftTM platform for personalized medicine and drug development
Common Stock	(M)		1,622,629	2,523,895	1,261,695
Warrants for Common Stock expiring 1/29/18	( I )		400	40,000	7,390
			1,623,029		1,269,085

Total Unaffiliated Publicly Traded Portfolio (cost: $1,741,128)					$1,398,085

Total Investments in Unaffiliated Companies (cost: $26,432,453)					$18,446,856

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 61.0% of net assets at value

Private Placement Portfolio (Illiquid) (14) – 53.3% of net assets at value

ABSMaterials, Inc. (5)(8)(9)		Energy
Developing nano-structured absorbent
materials for environmental remediation
Series A Convertible Preferred Stock	( I )		$435,000	390,000	$291,875
Series B Convertible Preferred Stock	( I )		1,217,644	1,037,751	1,255,717
			1,652,644		1,547,592

Accelerator IV-New York Corporation (8)(9)(15)(16)		Life Sciences
Identifying and managing emerging
biotechnology companies
Series A Common Stock	( I )		216,012	216,012	51,627

Adesto Technologies Corporation (5)(8)(9)(17)		Electronics
Developing low-power, high-performance memory devices
Series A Convertible Preferred Stock	(H)		2,200,000	6,547,619	1,652,609
Series B Convertible Preferred Stock	(H)		2,200,000	5,952,381	1,527,457
Series C Convertible Preferred Stock	(H)		1,485,531	2,122,187	632,526
Series D Convertible Preferred Stock	(H)		1,393,147	1,466,470	612,462
Series D-1 Convertible Preferred Stock	(H)		703,740	987,706	356,159
Series E Convertible Preferred Stock	(H)		2,499,999	3,508,771	10,042,110
			10,482,417		14,823,323

AgBiome, LLC (5)(8)(9)		Life Sciences
Providing early-stage research and discovery for agriculture and utilizing the crop microbiome to identify products that reduce risk and improve yield
Series A-1 Convertible Preferred Stock	( I )		2,000,000	2,000,000	2,406,210
Series A-2 Convertible Preferred Stock	( I )		521,740	417,392	583,494
			2,521,740		2,989,704

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 61.0% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (14) – 53.3% of net assets at value (Cont.)

D-Wave Systems, Inc. (8)(18)		Electronics
Developing high-performance quantum computing systems
Series 1 Class B Convertible Preferred Stock	(H)		$1,002,074	1,144,869	$1,766,715
Series 1 Class C Convertible Preferred Stock	(H)		487,804	450,450	699,457
Series 1 Class D Convertible Preferred Stock	(H)		748,473	855,131	1,327,843
Series 1 Class E Convertible Preferred Stock	(H)		248,049	269,280	435,260
Series 1 Class F Convertible Preferred Stock	(H)		238,323	258,721	418,193
Series 1 Class H Convertible Preferred Stock	(H)		909,088	460,866	870,998
Series 2 Class D Convertible Preferred Stock	(H)		736,019	678,264	1,053,205
Series 2 Class E Convertible Preferred Stock	(H)		659,493	513,900	839,844
Series 2 Class F Convertible Preferred Stock	(H)		633,631	493,747	806,909
Warrants for Common Stock expiring 6/30/15	( I )		98,644	153,890	108,479
Warrants for Common Stock expiring 5/12/19	( I )		26,357	20,415	8,351
			5,787,955		8,335,254

EchoPixel, Inc. (5)(8)(9)		Life Sciences
Developing algorithms and software to improve visualization of data for life science and healthcare applications
Series Seed Convertible Preferred Stock	( I )		1,250,000	4,194,630	1,312,425

Ensemble Therapeutics Corporation (5)(8)		Life Sciences
Developing DNA-Programmed Chemistry™ for the discovery of new classes of therapeutics
Series B Convertible Preferred Stock	( I )		2,000,000	1,449,275	1,060,023
Series B-1 Convertible Preferred Stock	( I )		679,754	492,575	1,833,862
			2,679,754		2,893,885

HZO, Inc. (5)(8)(9)		Electronics
Developing novel industrial coatings that protect electronics against damage from liquids
Common Stock	( I )		666,667	405,729	322,832
Series I Convertible Preferred Stock	( I )		5,709,835	2,266,894	4,482,097
Series II Convertible Preferred Stock	( I )		2,000,003	539,710	2,113,002
			8,376,505		6,917,931

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Non-Controlled Affiliated Companies (3) – 61.0% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (14) – 53.3% of net assets at value (Cont.)

Laser Light Engines, Inc. (5)(8)		Energy
Manufactured solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	(M)		$2,000,000	7,499,062	$0
Series B Convertible Preferred Stock	(M)		3,095,802	13,571,848	0
Secured Convertible Bridge Note, 12%, acquired 10/7/11	(M)		200,000	$200,000	0
Secured Convertible Bridge Note, 12%, acquired 11/17/11	(M)		95,652	$95,652	0
Secured Convertible Bridge Note, 12%, acquired 12/21/11	(M)		82,609	$82,609	0
Secured Convertible Bridge Note, 12%, acquired 3/5/12	(M)		434,784	$434,784	0
Secured Convertible Bridge Note, 12%, acquired 7/26/12	(M)		186,955	$186,955	0
Secured Convertible Bridge Note, 20%, acquired 4/29/13	(M)		166,667	$166,667	0
Secured Convertible Bridge Note, 20%, acquired 7/22/13	(M)		166,667	$166,667	0
Secured Convertible Bridge Note, 10%, acquired 10/30/13	(M)		80,669	$80,669	0
Secured Convertible Bridge Note, 10%, acquired 2/5/14	(M)		19,331	$19,331	0
Secured Convertible Bridge Note, 10%, acquired 6/24/14	(M)		13,745	$13,745	0
			6,542,881		0

Metabolon, Inc. (5)(8)(9)		Life Sciences
Developing service and diagnostic products through the use of a metabolomics, or biochemical, profiling platform
Series B Convertible Preferred Stock	(H)		2,500,000	371,739	2,781,374
Series B-1 Convertible Preferred Stock	(H)		706,214	148,696	1,158,654
Series C Convertible Preferred Stock	(H)		1,000,000	1,000,000	2,535,525
Series D Convertible Preferred Stock	(H)		1,499,999	835,882	2,179,624
Series E Convertible Preferred Stock	(H)		1,225,000	444,404	1,556,847
Warrants for Series B-1 Convertible Preferred Stock expiring 3/25/15	( I )		293,786	74,348	484,535
			7,224,999		10,696,559

OpGen, Inc. (8)(19)		Life Sciences
Developing tools for genomic sequence assembly and analysis
Series A Convertible Preferred Stock	(H)		610,017	610,017	606,252
Common Stock	(H)		3,260,000	29,883	22,752
Secured Convertible Bridge Note, 8%, acquired 7/11/14	(H)		216,991	$209,020	273,908
Secured Convertible Bridge Note, 8%, acquired 10/16/14	(H)		254,278	$250,000	256,571
Secured Convertible Bridge Note, 8%, acquired 11/14/14	(H)		202,133	$200,000	203,633
Secured Convertible Bridge Note, 8%, acquired 12/29/14	(H)		100,067	$100,000	100,561
			4,643,486		1,463,677

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 61.0% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (14) – 53.3% of net assets at value (Cont.)

Produced Water Absorbents, Inc. (5)(8)		Energy
Developing nano-structured absorbent materials for environmental remediation of contaminated water in the oil and gas industries
Series A Convertible Preferred Stock	(M)		$1,000,000	1,000,000	$300,215
Series B Convertible Preferred Stock	(M)		1,496,865	5,987,460	2,188,272
Series B-2 Convertible Preferred Stock	(M)		1,015,427	4,322,709	1,579,844
Series B-3 Convertible Preferred Stock	(M)		978,641	3,914,564	1,430,677
Series C Convertible Preferred Stock	(M)		1,000,268	2,667,380	755,130
Subordinated Secured Debt, 12%, maturing on 6/30/15	(M)		979,253	$1,000,000	979,450
Warrants for Series B-2 Preferred Stock expiring upon liquidation event	( I )		65,250	300,000	44,014
			6,535,704		7,277,602

SiOnyx, Inc. (5)(8)		Electronics
Developing silicon-based optoelectronic products enabled by its proprietary Black Silicon
Series A Convertible Preferred Stock	( I )		750,000	233,499	0
Series A-1 Convertible Preferred Stock	( I )		890,000	2,966,667	0
Series A-2 Convertible Preferred Stock	( I )		2,445,000	4,207,537	0
Series B-1 Convertible Preferred Stock	( I )		1,169,561	1,892,836	0
Series C Convertible Preferred Stock	( I )		1,171,316	1,674,030	0
Secured Convertible Bridge Note, 8%, acquired 1/31/14	( I )		1,281,125	$1,281,125	0
Secured Convertible Bridge Note, 8%, acquired 5/9/14	( I )		76,966	$93,976	0
Secured Convertible Bridge Note, 10%, acquired 12/12/14	( I )		69,382	$68,999	161,285
Warrants for Series B-1 Convertible Preferred Stock expiring 2/23/17	( I )		130,439	247,350	0
Warrants for Common Stock expiring 3/28/17	( I )		84,207	418,507	0
Warrants for Common Stock expiring 5/9/19	( I )		17,010	3,208	0
			8,085,006		161,285

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 61.0% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (14) – 53.3% of net assets at value (Cont.)

Ultora, Inc. (5)(8)		Energy
Developing energy-storage devices enabled by carbon nanotubes
Series A Convertible Preferred Stock	( I )		$886,830	17,736	$0
Series B Convertible Preferred Stock	( I )		236,603	2,347,254	0
Secured Convertible Bridge Note, 5%, acquired 5/7/14	( I )		86,039	$86,039	0
Secured Convertible Bridge Note, 5%, acquired 8/20/14	( I )		17,208	$17,208	0
Secured Convertible Bridge Note, 5%, acquired 10/14/14	( I )		10,750	$10,750	0
			1,237,430		0

Total Non-Controlled Private Placement Portfolio (cost: $67,236,533)					$58,470,864

Publicly Traded Portfolio (20) –
7.7% of net assets at value

Enumeral Biomedical Holdings, Inc. (5)(21)		Life Sciences
Developing therapeutics and diagnostics through functional assaying of single cells
Common Stock	(M)		$4,993,357	7,966,368	$7,251,178
Warrants for Common Stock expiring 7/30/19	( I )		540,375	1,500,000	874,594
Warrants for Common Stock expiring 2/2/24	( I )		57,567	255,120	208,179
Options to Purchase Common Stock at $1.00 expiring 8/4/24	( I )		0	56,667	50,690
			5,591,299		8,384,641

Total Non-Controlled Publicly Traded Portfolio (cost: $5,591,299)					$8,384,641

Total Investments in Non-Controlled Affiliated Companies (cost: $72,827,832)					$66,855,505

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Controlled Affiliated Companies (3) – 4.1% of net assets at value

Private Placement Portfolio (Illiquid) (22) – 4.1% of net assets at value

ProMuc, Inc. (5)(8)		Life Sciences
Developing synthetic mucins for the nutritional, food and healthcare markets
Common Stock	(M)		$1	1,000	$1
Secured Convertible Bridge Note, 8%, acquired 12/18/13	(M)		379,074	$350,000	379,074
Secured Convertible Bridge Note, 8%, acquired 8/13/14	(M)		103,090	$100,000	103,090
			482,165		482,165

Senova Systems, Inc. (5)(8)		Life Sciences
Developing next-generation sensors to measure pH
Series B Convertible Preferred Stock	( I )		1,218,462	1,350,000	403,123
Series B-1 Convertible Preferred Stock	( I )		1,083,960	2,759,902	899,187
Series C Convertible Preferred Stock	( I )		608,287	811,049	609,349
Warrants for Series B Preferred Stock expiring 10/15/17	( I )		131,538	164,423	49,098
Warrants for Series B Preferred Stock expiring 4/24/18	( I )		20,000	25,000	7,465
			3,062,247		1,968,222

SynGlyco, Inc. (5)(8)		Life Sciences
Developed synthetic carbohydrates for pharmaceutical applications
Common Stock	( I )		2,729,817	57,463	0
Series A' Convertible Preferred Stock	( I )		4,855,627	4,855,627	0
Senior Secured Debt, 12.00%, maturing on 12/11/14	( I )		424,101	$500,000	820,119
Secured Convertible Bridge Note, 8%, acquired 1/23/13	( I )		406,417	$350,000	204,763
Secured Convertible Bridge Note, 8%, acquired 4/25/13	( I )		341,825	$300,000	172,220
			8,757,787		1,197,102

TARA Biosystems, Inc. (5)(8)(15)		Life Sciences
Developing human tissue models for toxicology and drug discovery applications
Common Stock	(M)		20	2,000,000	20
Secured Convertible Bridge Note, 8%, acquired 8/20/14	(M)		308,811	$300,000	308,811
			308,831		308,831

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Controlled Affiliated Companies (3) – 4.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (22) – 4.1% of net assets at value (Cont.)

UberSeq, Inc. (5)(8)(9)(15)		Life Sciences
Developing translational genomics solutions
Series Seed Convertible Preferred Stock	( I )		$500,000	500,000	$506,159

Total Controlled Private Placement Portfolio (cost: $13,111,030)					$4,462,479

Total Investments in Controlled Affiliated Companies (cost: $13,111,030)					$4,462,479

Total Private Placement and Publicly Traded Portfolio (cost: $112,371,315)					$89,764,840

Total Investments (cost: $112,371,315)					$89,764,840

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

Notes to Consolidated Schedule of Investments

(1)	See "Footnote to Consolidated Schedule of Investments" on page 33 for a description of the "Valuation Procedures."

(2)	We classify "Energy" companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials. We classify "Electronics" companies as those that address problems in electronics-related industries, including semiconductors. We classify "Life Sciences" companies as those that address problems in life sciences-related industries, including biotechnology, agriculture, advanced materials and chemicals, healthcare, bioprocessing, water, industrial biotechnology, food, nutrition and energy.

(3)	Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own five percent or more, but less than 25 percent, of the voting shares of the portfolio company, or where we hold one or more seats on the portfolio company’s board of directors but do not control the company. Investments in controlled affiliated companies consist of investments in which we own 25 percent or more of the voting shares of the portfolio company or otherwise control the company.

(4)	The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $22,304,047. The gross unrealized appreciation based on the tax cost for these securities is $7,872. The gross unrealized depreciation based on the tax cost for these securities is $8,457,013.

(5)	All or a portion of the investments or instruments are pledged as collateral under our Loan Facility with Orix Corporate Capital, Inc.

(6)	The aggregate cost for federal income tax purposes of investments in unaffiliated rights to milestone payments is $2,387,278. The gross unrealized appreciation based on the tax cost for these securities is $807,309. The gross unrealized depreciation based on the tax cost for these securities is $722.

(7)	The aggregate cost for federal income tax purposes of investments in unaffiliated publicly traded companies is $1,741,128. The gross unrealized appreciation based on the tax cost for these securities is $10,901. The gross unrealized depreciation based on the tax cost for these securities is $353,944.

(8)	We are subject to legal restrictions on the sale of our investment(s) in this company.

(9)	Represents a non-income producing security. Investments that have not paid dividends or interest within the last 12 months are considered to be non-income producing.

(10)	Cobalt Technologies, Inc., also does business as Cobalt Biofuels.

(11)	On March 11, 2015, we submitted notice to exercise our put option for our remaining warrants of GEO Semiconductor, Inc.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

(12)	With our investment in the Mersana Therapeutics, Inc., Series A-1 financing, we received a warrant to purchase 277,760 shares of Series A-2 Convertible Preferred Stock. The ability to exercise the warrant is contingent upon Mersana's achievement of certain milestones. Mersana has not achieved those milestones as of December 31, 2014, and, therefore, this warrant is a contingent asset as of that date. In January 2015, the holders of these warrants, including the Company, elected to cancel them owing to the milestones being impossible to achieve.

(13)	Upon the closing of Canon, Inc.'s acquisition of Molecular Imprints, Inc.'s semiconductor lithography equipment business, a new spin-out company, which retained the name Molecular Imprints, Inc., was formed. These shares represent our investment in the new company.

(14)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated privately held companies is $67,236,533. The gross unrealized appreciation based on the tax cost for these securities is $11,846,184. The gross unrealized depreciation based on the tax cost for these securities is $20,611,853.

(15)	Initial investment was made in 2014.

(16)	As part of our initial investment in Accelerator IV-New York Corporation, the Company made an additional operating and investment commitment. See "Note 11. Commitments and Contingencies."

(17)	Adesto Technologies Corporation's Series E shares have certain rights and preferences in a sale or IPO that are not ascribed to the other classes of stock.

(18)	D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave through Parallel Universes, Inc., a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. See "Note 2. Summary of Significant Accounting Policies." D-Wave is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire non-qualifying assets unless, at the time the acquisition is made, qualifying assets are at least 70 percent of our total assets.

(19)	On March 3, 2015, OpGen, Inc., filed a registration statement on Form S-1 to seek an IPO. There can be no assurances if or when such IPO will occur or if it will be successful.

(20)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated publicly traded companies is $5,591,299. The gross unrealized appreciation based on the tax cost for these securities is $2,793,342. The gross unrealized depreciation based on the tax cost for these securities is $0.

(21)	The Company's shares of Enumeral Biomedical Holdings, Inc., are subject to restrictions on transfer, and we are also subject to a lock-up agreement that restricts our ability to trade these shares, exclusive of the general restriction on the transfer of unregistered securities. The lock-up period on our 7,966,368 shares of Enumeral Biomedical Holdings expires on January 31, 2016.

(22)	The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $13,111,030. The gross unrealized appreciation based on the tax cost for these securities is $6,159. The gross unrealized depreciation based on the tax cost for these securities is $8,654,710.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. FOOTNOTE TO CONSOLIDATED SCHEDULE OF INVESTMENTS

VALUATION PROCEDURES

I.	Determination of Net Asset Value

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

H&H Ventures Management, Inc.SM ("Ventures") is a 100 percent wholly owned subsidiary of the Company. Ventures is taxed under Subchapter C (a "C Corporation") of the Internal Revenue Code of 1986 (the "Code"). Harris Partners I, L.P, is a limited partnership and, from time to time, may be used to hold certain interests in portfolio companies. The partners of Harris Partners I, L.P., are Ventures (sole general partner) and the Company (sole limited partner). Ventures pays taxes on income generated by its operations as well as on any non-passive investment income generated by Harris Partners I, L.P. For the period ended June 30, 2015, there was no non-passive investment income generated by Harris Partners I, L.P. Ventures, as the sole general partner, consolidates Harris Partners I, L.P. The Company consolidates its wholly owned subsidiary, Ventures, for financial reporting purposes.

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

Portfolio Investment Valuations. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission ("SEC") and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") As of June 30, 2015, our financial statements include venture capital investments fair valued by the Board of Directors at $83,230,655 and one venture capital investment valued under the equity method at $288,391. The fair values and equity method value were determined in good faith by, or under the direction of, the Board of Directors. The fair value amount includes the values of our privately held investments as well as the warrants of Champions Oncology, Inc., and certain warrants and restricted securities of Enumeral Biomedical Holdings, Inc., and OpGen, Inc., which are publicly traded companies. Our investment in Accelerator-New York IV is accounted for under the equity method of accounting as it represents a non-controlling interest in an operating entity that provides investment advisory services to the Company. Under the equity method, investments are carried at cost, plus or minus the Company’s equity in the increases and decreases in the investee’s net assets after the date of acquisition and certain other adjustments. The Company’s share of the net income or loss of the investee is included in “Equity in earnings/(loss) from equity method investees” on the Company’s “Consolidated Statements of Operations.” Upon sale of investments, the values that are ultimately realized may be different from the fair value presented in the Company's financial statements. The difference could be material.

Cash. Cash includes demand deposits. Cash is carried at cost, which approximates fair value.

Unaffiliated Rights to Milestone Payments. At June 30, 2015, and December 31, 2014, the outstanding potential milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc., were valued at $2,549,261 and $2,564,917, respectively. The milestone payments are derivatives and valued using the probability-adjusted, present value of proceeds from future payments that would be due upon successful completion of certain regulatory and sales milestones. On November 17, 2014, the Company received a payment of $2,070,955 owing to the achievement of the first milestone. If all the remaining milestones are met, we would receive $7,455,438. There can be no assurance as to how much of this amount we will ultimately realize or when it will be realized, if at all. At June 30, 2015, and December 31, 2014, the outstanding potential milestone payments from Canon, Inc.'s acquisition of Molecular Imprints, Inc., were valued at $631,922 and $628,948, respectively. If all the remaining milestones are met, we would receive $1,735,582. There can be no assurance as to how much of this amount we will ultimately realize or when it will be realized, if at all. At June 30, 2015, and December 31, 2014, the outstanding potential milestone payments from Laird Technologies, Inc.’s acquisition of Nextreme Thermal Solutions, Inc., were valued at $0. If all the remaining milestones are met, we would receive approximately $400,000. There can be no assurance as to how much of this amount we will ultimately realize or when it will be realized, if at all.

Funds Held in Escrow from Sale of Investment. At June 30, 2015, and December 31, 2014, there were funds held in escrow fair valued at $309,469 and $306,802, respectively, relating to the sale of Molecular Imprints, Inc.'s semiconductor lithography equipment business to Canon, Inc. Funds held in escrow from the Molecular Imprints transaction with Canon are expected to be released in April of 2016 and April of 2017, net of settlement of any indemnity claims and expenses related to the transaction. If the funds held in escrow for this transaction are released in full, we would receive $625,000 and realize a gain of $315,531. At June 30, 2015, and December 31, 2014, there were funds held in escrow fair valued at $63,366 and $0, respectively, relating to the sale of Molecular Imprints' non-semiconductor business that are expected to be released in May of 2016, net of settlement of any indemnity claims and expenses related to the transaction. If the funds held in escrow for this transaction are released in full, we would receive $126,972 and realize a gain of $63,606.

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

Property and Equipment. Property and equipment are included in "Other assets" and are carried at $201,458 and $219,729 at June 30, 2015, and December 31, 2014, respectively, representing cost, less accumulated depreciation of $422,097 and $399,373, respectively. Depreciation is provided using the straight-line method over the estimated useful lives of the property and equipment. We estimate the useful lives to be five to ten years for furniture and fixtures, three years for computer equipment, and the lesser of ten years or the remaining life of the lease for leasehold improvements. All of our fixed assets are pledged as collateral under the Company's four-year $20,000,000 Multi-Draw Term Loan Facility Credit Agreement, by and among the Company, as borrower, Orix Corporate Capital, Inc., as administrative agent and lender and the other lenders party thereto from time to time (the "Loan Facility").

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

Interest Income Recognition. Interest income, including amortization of premium and accretion of discount, is recorded on an accrual basis. When accrued interest is determined not to be recoverable, the Company ceases accruing interest and writes off any previously accrued interest. Securities are deemed to be non-income producing if, on their last interest or dividend date, no cash was paid or no cash or in-kind dividends were declared. These write-offs are reversed through interest income. During the three months and six months ended June 30, 2015, the Company earned $75,730 and $158,537, respectively, in interest on senior secured debt, subordinated secured debt, non-convertible promissory notes and interest-bearing accounts. During the three months and six months ended June 30, 2014, the Company earned $71,029 and $144,592, respectively, in interest on U.S. government securities, senior secured debt, participation agreements, subordinated secured debt, non-convertible promissory notes and interest-bearing accounts. During the three months and six months ended June 30, 2015, the Company recorded, on a net basis, $205,965 and $258,990, respectively, of bridge note interest. The total for the six months ended June 30, 2015, includes a partial write-off of previously accrued bridge note interest of $1,427. During the three months and six months ended June 30, 2014, the Company recorded, on a net basis, $62,806 and $135,534, respectively, of bridge note interest. The total for the six months ended June 30, 2014, includes a partial write-off of previously accrued bridge note interest of $1,392.

Yield-Enhancing Fees on Debt Securities. Yield-enhancing fees received in connection with our venture debt investments are deferred. The unearned fee income is accreted into income based on the effective interest method over the life of the investment. For the three months and six months ended June 30, 2015, total yield-enhancing fees accreted into investment income were $19,741 and $46,048, respectively. For the three months and six months ended June 30, 2014, total yield-enhancing fees accreted into investment income were $16,757 and $32,262, respectively.

Fees for Providing Managerial Assistance to Portfolio Companies. For the three months and six months ended June 30, 2015, the Company earned income of $6,500 and $13,500, respectively, owing to one of its employees providing managerial assistance to one of its portfolio companies. For the three months and six months ended June 30, 2014, the Company did not earn income for providing managerial assistance to any of its portfolio companies.

Call Options. The Company writes covered call options on publicly traded securities with the intention of earning option premiums. Option premiums may increase the Company’s realized gains and, therefore, may help increase distributable income, but may limit the realized gains on the security. When a company writes (sells) an option, an amount equal to the premium received by the Company is recorded in the Consolidated Statements of Assets and Liabilities as a liability. The amount of the liability is subsequently marked-to-market to reflect the current market value of the option written. When an option expires, the Company realizes a gain on the option to the extent of the premiums received. Premiums received from writing options that are exercised or closed are added to the proceeds or offset against the amount paid on the transaction to determine the realized gain or loss. Previously recorded unrealized gains and losses on expired, exercised or closed options are reversed at the time of such transactions. At June 30, 2015, and December 31, 2014, the Company did not have shares covered by call option contracts.

Stock-Based Compensation. The Company has a stock-based employee compensation plan. The Company accounts for the Amended and Restated Harris & Harris Group, Inc. 2012 Equity Incentive Plan (the "Stock Plan") by determining the fair value of all share-based payments to employees, including the fair value of grants of employee stock options and restricted stock awards, and records these amounts as an expense in the Consolidated Statements of Operations over the vesting period with a corresponding increase to our additional paid-in capital. For the three months and six months ended June 30, 2015, and June 30, 2014, the increase to our operating expenses was offset by the increase to our additional paid-in capital, resulting in no net impact to our net asset value. Additionally, the Company does not record the potential tax benefits associated with the expensing of stock options or restricted stock because the Company currently intends to qualify as a regulated investment company ("RIC") under Subchapter M of the Code, and the deduction attributable to such expensing, therefore, is unlikely to provide any additional tax savings. The amount of non-cash, stock-based compensation expense recognized in the Consolidated Statements of Operations is based on the fair value of the awards the Company expects to vest, recognized over the vesting period on a straight-line basis for each award, and adjusted for actual awards vested and pre-vesting forfeitures. The forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate and is accounted for in the current period and prospectively. See "Note 9. Stock-Based Compensation" for further discussion.

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

Recent Accounting Pronouncements. In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The adoption of ASU 2015-03 is not anticipated to have a material impact on the Company's consolidated financial statements.

NOTE 4. BUSINESS RISKS AND UNCERTAINTIES

We invest primarily in privately held companies, the securities of which are inherently illiquid. We also have investments in small publicly traded companies. Although these companies are publicly traded, their stock may not trade at high volumes, which may restrict our ability to sell our positions and prices can be volatile. We may also be subject to restrictions on transfer and/or other lock-up provisions after these companies initially go public. These privately held and publicly traded businesses tend to not have attained profitability, and many of these businesses also lack management depth and have limited or no history of operations. Because of the speculative nature of our investments and the lack of a liquid market for and restrictions on transfers of privately held investments, there is greater risk of loss relative to traditional marketable investment securities.

We do not choose investments based on a strategy of diversification. We also do not rebalance the portfolio should one of our portfolio companies increase in value substantially relative to the rest of the portfolio.  Therefore, the value of our portfolio may be more vulnerable to microeconomic events affecting a single sector, industry or portfolio company and to general macroeconomic events that may be unrelated to our portfolio companies. These factors may subject the value of our portfolio to greater volatility than a company that follows a diversification strategy. As of June 30, 2015, and December 31, 2014, our largest 10 investments by value accounted for approximately 78 percent and 82 percent, respectively, of the value of our equity-focused venture capital portfolio. Our largest three investments, by value, Adesto Technologies Corporation, Metabolon, Inc., and D-Wave Systems, Inc., accounted for approximately 19 percent, 13 percent and 9 percent, respectively, of our equity-focused venture capital portfolio at June 30, 2015. Our largest three investments, by value, Adesto Technologies Corporation, Metabolon, Inc., and Enumeral Biomedical Holdings, Inc., accounted for approximately 17 percent, 12 percent and 10 percent, respectively, of our equity-focused venture capital portfolio at December 31, 2014. Adesto Technologies, D-Wave Systems and Metabolon are privately held portfolio companies. Enumeral Biomedical Holdings is a publicly traded portfolio company.

Approximately 95 percent of the portion of our equity-focused venture capital portfolio that was fair valued was comprised of securities of 25 privately held companies, the warrants of publicly traded Champions Oncology, Inc., and certain warrants and restricted securities of Enumeral Biomedical Holdings, Inc., and OpGen, Inc. Approximately 0.3 percent of the portion of our equity-focused venture capital portfolio that was valued according to the equity method was comprised of one privately held company. Because there is typically no public or readily ascertainable market for our interests in the small privately held companies in which we invest, the valuation of the securities in that portion of our portfolio is determined in good faith by our Valuation Committee, which is comprised of all of the independent members of our Board of Directors. The values are determined in accordance with our Valuation Procedures and are subject to significant estimates and judgments. The fair value of the securities in our portfolio may differ significantly from the values that would be placed on these securities if a ready market for the securities existed. Any changes in valuation are recorded in our Consolidated Statements of Operations as "Net decrease (increase) in unrealized depreciation on investments." Changes in valuation of any of our investments in privately held companies from one period to another may be significant.

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

At June 30, 2015, and December 31, 2014, the Company had outstanding debt of $5,000,000 and $0, respectively. The weighted average annualized interest rate for the three months and six months ended June 30, 2015, was 10 percent, exclusive of amortization of closing fees and other expenses. The weighted average annual interest rate for the year ended December 31, 2014, was zero percent. The weighted average debt outstanding for the three months and six months ended June 30, 2015, was $5,000,000 and $2,541,436, respectively. The remaining capacity under the Loan Facility was $15,000,000 at June 30, 2015. Unamortized fees and expenses of $393,480 and $480,921 related to establishing the Loan Facility are included as "Prepaid expenses" in the Consolidated Statements of Assets and Liabilities as of June 30, 2015, and December 31, 2014, respectively. These amounts are amortized over the term of the Loan Facility, and $87,440 was amortized in the six months ended June 30, 2015, and in the six months ended June 30, 2014. The Company paid $37,917 and $87,917 in non-utilization fees during the three months and six months ended June 30, 2015, respectively. The Company paid $50,556 and $100,556 in non-utilization fees during the three months and six months ended June 30, 2014, respectively. During the six months ended June 30, 2015, the Company paid a $50,000 utilization fee associated with a drawdown of the Loan Facility. At June 30, 2015, the Company was in compliance with all covenants required by the Loan Facility.

NOTE 6. FAIR VALUE OF INVESTMENTS

At June 30, 2015, our financial assets valued at fair value were categorized as follows in the fair value hierarchy:

	Fair Value Measurement at Reporting Date Using:
Description	June 30, 2015	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Privately Held Portfolio Companies:

Preferred Stock	$63,882,805	$0	$0	$63,882,805
Bridge Notes	5,194,358	0	0	5,194,358
Warrants	1,224,662	201,558	0	1,023,104
Rights to Milestone Payments	3,181,183	0	0	3,181,183
Common Stock	452,129	0	0	452,129
Senior Secured Debt	764,253	0	0	764,253
Subordinated Secured Debt	987,025	0	0	987,025
Options	38,536			38,536

Publicly Traded Portfolio Companies:

Common Stock	$11,326,108	$3,618,846	$0	$7,707,262

Total Investments:	$87,051,059	$3,820,404	$0	$83,230,655

Funds Held in Escrow From Sales of Investments:	$372,835	$0	$0	$372,835

Total Financial Assets:	$87,423,894	$3,820,404	$0	$83,603,490

Financial Instruments Disclosed, but not Carried, at Fair Value

The following table presents the carrying value and the fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of June 30, 2015, and the level of each financial liability within the fair value hierarchy:

Description	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Term Loan Credit Facility(1)	$5,000,000	$5,000,000	$0	$0	$5,000,000

Total	$5,000,000	$5,000,000	$0	$0	$5,000,000

(1)	Fair value of the Term Loan Credit Facility is equal to the carrying amount of this credit facility.

Significant Unobservable Inputs

The table below presents the valuation technique and quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurements of Level 3 assets. Unobservable inputs are those inputs for which little or no market data exists and, therefore, require an entity to develop its own assumptions.

	Fair Value at June 30, 2015	Valuation Technique(s)	Unobservable Input	Range (Weighted Average(a))

Preferred Stock	$33,865,611	Hybrid Approach	Private Offering Price Volatility Revenue Multiples Time to Exit Discount for Lack of Marketability	$0.71 - $2.90 ($1.72) 36.0% - 50.1% (43.3%) 0 - 3.5 (1.62) 0.50 - 1.51 Years (0.89) 0% - 7.9% (3.7%)

Preferred Stock	21,745,132	Income Approach	Private Offering Price Non-Performance Risk Volatility Time to Exit	$0 - $11.56 ($2.37) 0% - 50% (1.3%) 40.8% - 117.8% (62%) 1.51 - 4.76 Years (2.69)

Preferred Stock	8,272,062	Market Approach	Private Offering Price Volatility Revenue Multiples Time to Exit Discount for Lack of Marketability	$0 - $1.75 ($1.14) 0% - 48% (30%) 0 - 5.8 (3.86) 0.50 - 2 Years (1.5) 0% - 16% (10.3%)

Bridge Notes	2,927,840	Hybrid Approach	Discount for Probability of Success Profit Interest Private Offering Price Escrow Discount Average Time to Return	35% (35%) 10% (10%) $1.00 ($1.00) 50% (50%) 9.4 years (9.4)

Bridge Notes	777,525	Income Approach	Private Offering Price	$1.00 ($1.00)

Bridge Notes	1,488,993	Market Approach	Private Offering Price	$1.00 ($1.00)

Common Stock	452,108	Income Approach	Private Offering Price Volatility Time to Exit	$1.08 - $3.71 ($2.87) 49.5% - 94.7% (63.9%) 3 Years (3)

Common Stock	21	Market Approach	Private Offering Price	$0.0001 - $0.001 ($0.0001)

	Fair Value at June 30, 2015	Valuation Technique(s)	Unobservable Input	Range (Weighted Average(a))

Warrants	1,023,104	Income Approach	Private Offering Price Volatility Expected Term	$0 - $3.72 ($0.96) 37.6% - 100.3% (81%) 1.51 - 9.64 Years (4.9)

Rights to Milestone Payments	3,181,183	Probability Weighted Discounted Cash Flow	Probability of Achieving Independent Milestones Probability of Achieving Dependent Milestones	0% - 80% (45%) 0% - 75% (24%)

Subordinated Secured Debt	987,025	Income Approach	Effective Yield	15.0% (15.0%)

Senior Secured Debt	764,253	Income Approach	Effective Yield	0% - 15.8% (4.1%)

Funds Held in Escrow From Sales of Investments	372,835	Market Approach	Escrow Discount	50% (50%)

Options	38,536	Income Approach	Stock Price Volatility Expected Term	$0.64 ($0.64) 89.9% (89.9%) 9.1 Years (9.1)

OTC Traded Common Stock	7,707,262	Market Approach	Stock Price Discount for Lack of Marketability	$0.64 - $3.72 ($2.21) 4.7% - 7.7% (6.17%)

Total	$83,603,490

(a)	Weighted average based on fair value at June 30, 2015.

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

Warrants and Options

We use the Black-Scholes-Merton option-pricing model to determine the fair value of warrants and options held in our portfolio unless there is a publicly traded active market for such warrants and options or another indication of value such as a sale of the portfolio company. Option pricing models, including the Black-Scholes-Merton model, require the use of subjective input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. In the Black-Scholes-Merton model, variations in the expected volatility or expected term assumptions have a significant impact on fair value. Because certain securities underlying the warrants in our portfolio are not publicly traded, many of the required input assumptions are more difficult to estimate than they would be if a public market for the underlying securities existed.

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

Subordinated Secured Debt and Senior Secured Debt

We invest in venture debt investments through subordinated secured debt and senior secured debt. We value these securities using an income approach. The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. Common inputs for valuing Level 3 debt investments include: the effective yield of the debt investment or, in the case where we have received warrant coverage, the warrant-adjusted effective yield of the security, adjustments for changes in the yields of comparable publicly traded high-yield debt funds and risk-free interest rates and an assessment of non-performance risk. For venture debt investments, an increase in yields would result in a lower fair value measurement. Furthermore, yields would decrease, and value would increase, if the company is exceeding targets and risk has been substantially reduced from the level of risk that existed at the time of investment. Yields would increase, and values would decrease, if the company is failing to meet its targets and risk has been increased from the level of risk that existed at the time of investment. Historically, we also invested in venture debt through participation agreements. As of December 31, 2014, the amounts held in participation agreements consisted solely of warrants. These warrants are valued using the Black-Scholes-Merton pricing model as discussed in "Warrants and Options."

The following chart shows the components of change in the financial assets categorized as Level 3 for the three months ended June 30, 2015.

Beginning Balance 4/1/2015	Total Realized Gains (Losses) Included in Changes in Net Assets	Transfers	Total Unrealized (Depreciation) Appreciation Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals and Settlements	Ending Balance 6/30/2015	Amount of Total
(Depreciation)
Appreciation for the
Period Included in
Changes in Net
Assets Attributable
to the Change in
Unrealized Gains or
Losses Relating to
 Assets Still Held at
								the Reporting Date

Preferred Stock	$70,753,835	$3,351,833	$(733,224)[1]	$(4,555,794)	$600,001	$(5,533,846)	$63,882,805	$(2,645,859)

Bridge Notes	4,240,543	0	(1,128,258)	1,238,073	844,000	0	5,194,358	1,238,073

Common Stock	598,687	0	(22,752)	(123,806)	0	0	452,129	(123,806)

Warrants	1,288,876	(98,644)	(201,558)	(237,919)	272,349	0	1,023,104	(630,226)

Rights to Milestone Payments	3,194,781	0	0	(13,598)	0	0	3,181,183	(13,598)

Senior Secured Debt	1,095,806	0	0	(254,508)	17,328	(94,373)	764,253	(254,508)

Subordinated Secured Debt	981,100	0	0	3,513	2,412	0	987,025	3,513

Funds Held in Escrow From Sales of Investments	308,345	(62,482)	126,972 [1]	0	0	0	372,835	0

Options	49,280	0	0	(10,744)	0	0	38,536	(10,744)

OTC Traded Common Stock	5,718,235	0	(321,837)	1,428,212	882,652	0	7,707,262	924,114

Total	$88,229,488	$3,190,707	$(2,280,657)	$(2,526,571)	$2,618,742	$(5,628,219)	$83,603,490	$(1,513,041)

1There was a $126,972 transfer from "Preferred Stock" into "Funds Held in Escrow From Sales of Investments" owing to the sale of Molecular Imprints, Inc.

We elected to use the beginning of period values to recognize transfers in and out of Level 2 and Level 3 investments. For the three months ended June 30, 2015, there were transfers out of Level 3 investments totaling $2,280,657. Certain of our shares of Enumeral Biomedical Holdings, Inc., and OpGen, Inc., transferred from Level 3 investments owing to the use of their unadjusted closing share price on their respective stock exchanges on June 30, 2015, to derive their value.

The following chart shows the components of change in the financial assets categorized as Level 3 for the six months ended June 30, 2015.

Beginning Balance 1/1/2015	Total Realized Gains (Losses) Included in Changes in Net Assets	Transfers	Total Unrealized (Depreciation) Appreciation Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals and Settlements	Ending Balance 6/30/2015	Amount of Total
(Depreciation)
Appreciation for the
Period Included in
Changes in Net
Assets Attributable
to the Change in
Unrealized Gains or
Losses Relating to
Assets Still Held at
								the Reporting Date

Preferred Stock	$70,969,603	$3,351,833	$(231,361)[1]	$(6,607,451)	$1,934,027	$(5,533,846)	$63,882,805	$(4,697,516)

Bridge Notes	2,163,916	0	(1,630,121)	2,744,477	1,916,086	0	5,194,358	2,744,477

Common Stock	535,280	0	(74,379)	(8,772)	0	0	452,129	(8,772)

Warrants	2,026,864	(383,488)	(201,558)	(667,063)	272,349	(24,000)	1,023,104	(860,750)

Rights to Milestone Payments	3,193,865	0	0	(12,682)	0	0	3,181,183	(12,682)

Senior Secured Debt	1,203,299	0	0	(286,383)	33,446	(186,109)	764,253	(286,383)

Subordinated Secured Debt	979,450	0	0	(5,026)	12,601	0	987,025	(5,026)

Funds Held in Escrow From Sales of Investments	306,802	(60,939)	126,972 [1]	0	0	0	372,835	0

Options	50,690	0	0	(12,154)	0	0	38,536	(12,154)

OTC Traded Common Stock	7,251,178	0	(321,837)	(104,731)	882,652	0	7,707,262	(608,829)

Total	$88,680,947	$2,907,406	$(2,332,284)	$(4,959,785)	$5,051,161	$(5,743,955)	$83,603,490	$(3,747,635)

1There was a $126,972 transfer from "Preferred Stock" into "Funds Held in Escrow From Sales of Investments" owing to the sale of Molecular Imprints, Inc.

For the six months ended June 30, 2015, there were transfers out of Level 3 investments totaling $2,332,284. Our shares of Accelerator IV-New York Corporation transferred from a Level 3 investment owing to its qualification as an equity method investment. Certain of our shares of Enumeral Biomedical Holdings, Inc., and OpGen, Inc., transferred from Level 3 investments owing to the use of their unadjusted closing share price on their respective stock exchanges on June 30, 2015, to derive their value.

At December 31, 2014, our financial assets were categorized as follows in the fair value hierarchy:

	Fair Value Measurement at Reporting Date Using:

Description	December 31, 2014	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Privately Held Portfolio Companies:

Preferred Stock	$70,969,603	$0	$0	$70,969,603
Bridge Notes	2,163,916	0	0	2,163,916
Warrants	2,026,864	0	0	2,026,864
Rights to Milestone Payments	3,193,865	0	0	3,193,865
Common Stock	535,280	0	0	535,280
Senior Secured Debt	1,203,299	0	0	1,203,299
Subordinated Secured Debt	979,450	0	0	979,450
Options	50,690	0	0	50,690

Publicly Traded Portfolio Companies:

Common Stock	$8,641,873	$1,390,695	$0	$7,251,178

Total Investments:	$89,764,840	$1,390,695	$0	$88,374,145

Funds Held in Escrow From Sales of Investments:	$306,802	$0	$0	$306,802

Total Financial Assets:	$90,071,642	$1,390,695	$0	$88,680,947

The following chart shows the components of change in the financial assets categorized as Level 3 for the year ended December 31, 2014.

Beginning Balance 1/1/2014	Total Realized (Losses) Gains Included in Changes in Net Assets	Transfers	Total Unrealized Appreciation (Depreciation) Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals and Settlements	Ending Balance 12/31/2014	Amount of Total
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

NOTE 7. DERIVATIVES

At June 30, 2015, and December 31, 2014, we had rights to milestone payments from Amgen, Inc.’s acquisition of our former portfolio company, BioVex Group, Inc. These milestone payments were fair valued at $2,549,261 and $2,564,917 as of June 30, 2015, and December 31, 2014, respectively. At June 30, 2015, and December 31, 2014, we had rights to milestone payments from Laird Technologies, Inc.'s acquisition of our former portfolio company, Nextreme Thermal Solutions, Inc. These milestone payments were fair valued at $0 as of June 30, 2015, and December 31, 2014. At June 30, 2015, and December 31, 2014, we had rights to milestone payments from Canon, Inc.'s acquisition of our former portfolio company, Molecular Imprints, Inc. These milestone payments were fair valued at $631,922 and $628,948 as of June 30, 2015, and December 31, 2014, respectively. These milestone payments are contingent upon certain milestones being achieved in the future.

The following tables present the value of derivatives held at June 30, 2015, and the effect of derivatives held during the three months ended June 30, 2015, along with the respective location in the financial statements.

Statements of Assets and Liabilities:

	Assets		Liabilities

Derivatives	Location	Fair Value	Location	Fair Value

Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Investments	$2,549,261	—	—

Laird Technologies, Inc. Rights to Milestone Payments from Acquisition of Nextreme Thermal Solutions, Inc.	Investments	$0	—	—

Canon, Inc. Rights to Milestone Payments from Acquisition of Molecular Imprints, Inc.	Investments	$631,922	—	—

Statements of Operations:

Derivatives	Location	Realized Gain/(Loss)	Change in unrealized (Depreciation)/ Appreciation

Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Net Realized and Unrealized (Loss) Gain	$0	$(15,656)

Laird Technologies, Inc. Rights to Milestone Payments from Acquisition of Nextreme Thermal Solutions, Inc.	Net Realized and Unrealized (Loss) Gain	$0	$0

Canon, Inc. Rights to Milestone Payments from Acquisition of Molecular Imprints, Inc.	Net Realized and Unrealized (Loss) Gain	$0	$2,974

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

Our accumulated postretirement benefit obligation was re-measured as of the plan amendment date, which resulted in a $1,101,338 decrease in our liability. A deferred gain of $1,101,338 owing to this amendment was included in "Accumulated other comprehensive income" as of March 31, 2013. This amount is being amortized over a service period of 5.27 years. During the three months and six months ended June 30, 2015, a total of $52,246 and $104,492, respectively, was amortized and included as a reduction of "Salaries, benefits and stock-based compensation" on our Consolidated Statements of Operations.

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

Stock Option Awards

During the six months ended June 30, 2015, and the year ended December 31, 2014, the Compensation Committee of the Board of Directors of the Company did not grant any stock options.

The stock options outstanding are fully vested and have, therefore, been fully expensed.

For the three months and six months ended June 30, 2014, the Company recognized $45,325 and $92,758, respectively, of compensation expense in the Consolidated Statements of Operations related to stock options.

For the six months ended June 30, 2015, and June 30, 2014, no options were exercised.

A summary of the changes in outstanding stock options for the six months ended June 30, 2015, is as follows:

			Weighted	Weighted Average
		Weighted	Average	Remaining	Aggregate
		Average	Grant Date	Contractual	Intrinsic
	Shares	Exercise Price	Fair Value	Term (Years)	Value
Options Outstanding at January 1, 2015	1,423,912	$9.77	$6.28	1.68	$0

Granted	0	0	0	0

Exercised	0	0	0	0

Forfeited or Expired	(21,000)	4.80	2.21	0

Options Outstanding and Exercisable at June 30, 2015	1,402,912	$9.85	$6.34	1.21	$0

The aggregate intrinsic value in the table above with respect to outstanding options is calculated as the difference between the Company's closing stock price of $2.75 on June 30, 2015, and the exercise price, multiplied by the number of in-the-money options. This amount represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their awards on June 30, 2015.

Restricted Stock

For the three months and six months ended June 30, 2015, we recognized $219,390 and $431,981, respectively, of compensation expense related to restricted stock awards. As of June 30, 2015, there was unrecognized compensation cost of $1,441,124 related to restricted stock awards. This cost is expected to be recognized over a remaining weighted average period of approximately 1.2 years.

Non-vested restricted stock awards as of June 30, 2015, and changes during the six months ended June 30, 2015, were as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share

Outstanding at January 1, 2015	1,165,495	$2.73

Granted	10,000	2.72

Vested based on service	(40,842)	3.39

Shares withheld related to net share settlement of restricted stock	(17,325)	3.37

Forfeited	(3,999)	3.44

Outstanding at June 30, 2015	1,113,329	$2.69

Non-vested restricted stock awards as of June 30, 2014, and changes during the six months ended June 30, 2014, were as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share

Outstanding at January 1, 2014	1,504,518	$2.78

Granted	40,360	3.01

Vested based on service	(48,226)	3.32

Shares withheld related to net share settlement of restricted stock	(21,658)	3.37

Forfeited	(144,000)	2.75

Outstanding at June 30, 2014	1,330,994	$2.76

Under net settlement procedures currently applicable to our outstanding restricted stock awards for current employees, upon each settlement date, restricted stock awards are withheld to cover the required withholding tax, which is based on the value of the restricted stock award on the settlement date as determined by the closing price of our common stock on the vesting date. The remaining amounts are delivered to the recipient as shares of our common stock. During the six months ended June 30, 2015, 58,167 restricted stock awards vested, of which 49,500 restricted stock awards were net settled by withholding 17,325 shares, which represented the employees' minimum statutory obligation for each such employee's applicable income and other employment taxes and remitted cash totaling $47,644 to the appropriate tax authorities. During the six months ended June 30, 2014, 69,884 restricted stock awards vested, of which 61,880 restricted stock awards were net settled by withholding 21,658 shares, which represented the employees' minimum statutory obligation for each such employee's applicable income and other employment taxes and remitted cash totaling $68,872 to the appropriate tax authorities. The amount remitted to the tax authorities for the employees' tax obligation was reflected as a financing activity within our Consolidated Statements of Cash Flows. The shares withheld by us as a result of the net settlement of restricted stock awards are not considered issued and outstanding, thereby reducing our shares outstanding used to calculate net asset value per share.

NOTE 10. INCOME TAXES

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs.

In order to qualify as a RIC, we must, in general, (1) annually, derive at least 90 percent of our gross income from dividends, interest, gains from the sale of securities and similar sources; (2) quarterly, meet certain investment diversification requirements; and (3) annually, distribute at least 90 percent of our investment company taxable income as a dividend. We may either distribute or retain our net capital gain from investments, but any net capital gain not distributed will be subject to corporate income tax and the excise tax described below to the extent not offset by the capital loss carryforward. We currently intend to consider designating net capital gains for distribution as "cash dividends," "designated undistributed capital gains" or "deemed dividends" or some combination thereof. We will be subject to a four percent excise tax to the extent we fail to distribute at least 98 percent of our annual net ordinary income and 98.2 percent of our capital gain net income and would be subject to income tax to the extent we fail to distribute 100 percent of our investment company taxable income. As of January 1, 2015, we had capital loss carryforwards of $9,775,492, which we intend to use to offset current year capital gains, if any. During the six months ended June 30, 2015, we realized net capital gains of $2,948,817.

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

For the three months ended June 30, 2015, and June 30, 2014, we paid $1,600 and $0, respectively, in federal, state and local taxes. For the six months ended June 30, 2015, and June 30, 2014, we paid $1,705 and $15,986, respectively, in federal, state and local taxes. At June 30, 2015, and June 30, 2014, we had $0 accrued for federal, state and local taxes payable by the Company.

We pay federal, state and local taxes primarily related to sublease income generated by Ventures, which is taxed as a C Corporation. For the three months ended June 30, 2015, and 2014, our income tax expense for Ventures was $800 and $0, respectively. For the six months ended June 30, 2015, and 2014, our income tax expense for Ventures was $800 and $15,057, respectively.

NOTE 11. CHANGE IN NET ASSETS PER SHARE

The following table sets forth the computation of basic and diluted per share net increases (decreases) in net assets resulting from operations for the three months and six months ended June 30, 2015, and June 30, 2014.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Numerator for (decrease) increase in net assets per share resulting from operations	$(1,529,496)	$4,328,055	$(5,451,534)	$(2,147,622)

Denominator for basic weighted average shares	31,285,894	31,201,574	31,283,382	31,199,518

Basic net (decrease) increase in net assets per share resulting from operations	$(0.05)	$0.14	$(0.17)	$(0.07)

Denominator for diluted weighted average shares	31,285,894	31,202,697	31,283,382	31,199,518

Diluted net increase (decrease) in net assets per share resulting from operations	$(0.05)	$0.14	$(0.17)	$(0.07)

Anti-dilutive shares by type:
Stock Options	1,402,912	1,425,372	1,402,912	1,425,372
Restricted Stock[1]	220,329	352,871	220,329	353,994

Total anti-dilutive shares	1,623,241	1,778,243	1,623,241	1,779,366

1A total of 839,000 and 977,000 performance-based shares of restricted stock were outstanding during the six months ended June 30, 2015, and June 30, 2014, respectively. These shares vest when the volume-weighted stock price is at or above pre-determined stock price targets over a 30-day period. These pre-determined stock price targets range from $5.00 per share to $9.00 per share. These shares were not included in the computation of diluted net asset value per share because as of the end of the reporting period none of the pre-determined stock price targets were met.

For the six months ended June 30, 2015, and June 30, 2014, the calculation of net decrease in net assets resulting from operations per diluted share did not include stock options or shares of restricted stock because such shares were anti-dilutive. Stock options and restricted stock awards may be dilutive in future periods in which there are both a net increase in net assets resulting from operations and either significant increases in our average stock price or significant decreases in the amount of unrecognized compensation cost during the period.

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

The Company's aggregate operating and investment commitments in Accelerator amounted to $666,667 and $3,333,333, respectively. During the six months ended June 30, 2015, $262,215 in capital was called, all of which related to the operating commitment. As of June 30, 2015, the Company had remaining unfunded commitments of $188,440 and $3,333,333, or approximately 28.3 percent and 100 percent, of the total operating and investment commitments, respectively. The withdrawal of contributed capital is not permitted. The transfer or assignment of capital is subject to approval by Accelerator.

NOTE 13. SUBSEQUENT EVENTS

On July 10, 2015, the Company made an $89,608 follow-on investment in SiOnyx, Inc., a privately held portfolio company.

On July 15, 2015, the Company made a $250,000 follow-on investment in Produced Water Absorbents, Inc., a privately held portfolio company.

On July 21, 2015, Bridgelux signed a definitive agreement to be acquired by an investment group led by China Electronics Corporation and ChongQing Linkong Development Investment Company. The close of this transaction is subject to customary closing conditions, including regulatory approvals.

On July 23, 2015, SynGlyco, Inc., repaid $567,500 in outstanding principal and accrued interest on its senior secured debt.

On July 29, 2015, the Company made a $500,003 follow-on investment in HZO, Inc., a privately held portfolio company.

On July 29, 2015, the SEC granted our application for registration as an investment adviser under the Investment Advisers Act of 1940.

On August 3, 2015, SiOnyx, Inc., reorganized its corporate structure to become a subsidiary of a new company, Black Silicon Holdings, Inc.  Our security holdings of SiOnyx converted into securities of Black Silicon Holdings.  SiOnyx was then acquired by an undisclosed buyer.  We received cash and a profit interest in the undisclosed buyer that is held through our ownership in Black Silicon Holdings.

On August 5, 2015, the Company made a $250,000 follow-on investment in ORIG3N, Inc., a privately held portfolio company.

On August 5, 2015, the Company made a $75,000 follow-on investment in ProMuc, Inc., a privately held portfolio company.

On August 6, 2015, the Board of Directors authorized the repurchase of up to $2.5 million of the Company's common stock in the open market within a six-month period. The purchases may be at prices above or below the most recently reported net asset value. We anticipate that the manner, timing, and amount of any share purchases will be determined by our management based upon the evaluation of market conditions, stock price, and additional factors in accordance with regulatory requirements.

On August 7, 2015, the Company made a $500,006 follow-on investment in AgBiome, LLC, a privately held portfolio company.

HARRIS & HARRIS GROUP, INC. FINANCIAL HIGHLIGHTS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Per Share Operating Performance
Net asset value per share, beginning of period	$3.39	$3.73	$3.51	$3.93
Net operating loss*	(0.05)	(0.07)	(0.11)	(0.13)
Net realized gain (loss) on investments*	0.10	0.18	0.09	(0.04)
Net (increase) decrease in unrealized depreciation on investments and written call options* (1)	(0.10)	0.03	(0.15)	0.10
Share of loss on equity method investment	0.00	0.00	0.00	0.00
Total from investment operations*	(0.05)	0.14	(0.17)	(0.07)

Net increase as a result of stock- based compensation expense*	0.01	0.01	0.01	0.02

Net decrease as a result of acquisition of vested restricted stock awards related to employee withholding	(0.01)	(0.01)	(0.01)	(0.01)

Total (decrease) increase from capital stock transactions	0.00	0.00	0.00	0.01

Net increase as a result of other comprehensive income*	0.00	0.00	0.00	0.00

Net (decrease) increase in net asset value	(0.05)	0.14	(0.17)	(0.06)

Net asset value per share, end of period	$3.34	$3.87	$3.34	$3.87
Stock price per share, end of period	$2.75	$3.18	$2.75	$3.18
Total return based on stock price	(10.71)%	(8.36)%	(6.78)%	6.71%

Supplemental Data:

Net assets, end of period	$104,482,738	$120,878,223	$104,482,738	$120,878,223

Ratio of expenses, excluding taxes, to average net assets(2)	1.78%	1.90%	3.80%	3.60%

Ratio of expenses, including taxes, to average net assets(2)	1.78%	1.90%	3.80%	3.60%

Ratio of net operating loss to average net assets(2)	(1.51)%	(1.76)%	(3.40)%	(3.38)%

Average debt outstanding	$5,000,000	$0.00	$2,541,436	$0.00

Average debt per share	$0.16	$0.00	$0.08	$0.00

Number of shares outstanding, end of period	31,321,685	31,245,664	31,321,685	31,245,664

* Based on Average Shares Outstanding

(1)	Net unrealized gains (losses) includes rounding adjustments to reconcile change in net asset value per share. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of unrealized losses on investments.
(2)	Not annualized.

The accompanying unaudited notes are an integral part of this schedule.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the Company's unaudited June 30, 2015, Consolidated Financial Statements and the Company's audited 2014 Consolidated Financial Statements and notes thereto.

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

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our investment activities;

•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as a material part of our investment strategy;

•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and

•	the risks, uncertainties and other factors we identify in "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission ("SEC").

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

In 2002, we focused the company on investing in hard science companies enabled at the nanoscale and microscale. As of December 31, 2001, we had $13.4 million in net cash on our balance sheet. Over the next 13 years we raised over approximately $140 million in capital in the public markets and recycled approximately $100 million in realized capital from portfolio investments back into the Company.

Beginning in 2009, because of the overlap with companies enabled at the nanoscale, many of our new initial investments were in BIOLOGY+ companies. We define BIOLOGY+ investments as investments in interdisciplinary life science companies where biology is intersecting with innovations in areas such as electronics, physics, materials science, chemistry, information technology, engineering and mathematics. In 2013, we announced that all new initial investments would be in BIOLOGY+ companies. We focused our efforts on BIOLOGY+ because in looking back through our decade of investing in nanotechnology and microtechnology, we observed that our gross returns in the life sciences significantly outperformed our gross returns in electronics and in energy.

We are leveraging our experience in the electronic and energy industries, markets and technologies actively as we execute on investments in BIOLOGY+ companies. These companies merge electronics, software and hardware innovations into life science market segments to address unmet needs and enable us to participate and take advantage of exciting innovations and trends such as those in big data and machine learning. We already have companies like D-Wave Systems, Inc., Metabolon, Inc., Echopixel, Inc., Uberseq, Inc., and Phylagen, Inc., operating within these areas.

During 2011, we began realizing the first exits from the portfolio we began building in 2002. As one can see below, since 2001, we have realized multiple exits from this portfolio that have generated both gains and losses on invested capital. However, as we have discussed previously in letters to shareholders, most recently in our Annual Letter to Shareholders, dated March 16, 2015, we have not yet generated the “home-run” return that we need as an early-stage investor to impact significantly and positively net asset value per share and potentially lead to stock price appreciation.

We believe we need to realize one or more liquidity events that have the potential to be “impactful” to Harris & Harris Group’s investors within the next two years. We define “impactful” as the ability to return in excess of $30 million to Harris & Harris Group. Furthermore, we believe it is important to have at least one impactful event that returns six to ten times our investment to create meaningful growth to our net asset value. We currently believe we have such potentially “impactful” companies in our existing portfolio.

We are involved in some of the most important market areas of the coming decade. This is why we believe we have the opportunity to generate impactful returns into the future. We have built, and we continue to build companies that are leaders in the emerging fields of the internet of things (IoT), the microbiome, machine learning, AgTech and regenerative medicine. These companies and markets are now attracting tremendous attention, and we believe many of our portfolio companies are positioned to be leaders in their respective markets.

We are making fewer initial investments in new companies, but in the companies we are building, we believe we have the potential to have greater ownership, impact and control. The number of companies in our portfolio will decrease in size over the coming years, but the potential impact of each company within our portfolio will become greater. We believe that this is the best way to build companies that can create the necessary impact for our shareholders.

We do not believe our stock price reflects the current or future value of the companies we are a part of building at Harris & Harris Group. When there is such a disconnect in the potential value of our Company and the price reflected in the stock, we believe one of the best investments we can make is in our own stock. Utilizing the cash the Company has received from the monetization of some of our portfolio companies in 2015, our Board of Directors has authorized the repurchase of up to $2.5 million of our shares in the open market, including block purchases, at prices that may be above or below the net asset value as reported in our most recently published financial statements. We anticipate that the manner, timing, and amount of any share purchases will be determined by our management based upon the evaluation of market conditions, stock price, and additional factors in accordance with regulatory requirements. Pursuant to the Investment Company Act of 1940, as amended, we are required to notify shareholders when such a program is initiated or implemented. The repurchase program does not require us to acquire any specific number of shares and may be extended, modified, or discontinued at any time.

We believe we provide five core benefits to our shareholders. First, we are an established firm with a positive track record of investing in venture capital-backed companies as further discussed in "Investments and Current Investment Pace" on page 77. Second, we provide shareholders with access to disruptive science-enabled companies, particularly ones that are enabled by BIOLOGY+ that would otherwise be difficult to access or inaccessible for most current and potential shareholders. Third, we have an existing portfolio of companies at varying stages of maturity that provide for a potential pipeline of investment returns over time. Fourth, we are able to invest opportunistically in a range of types of securities to take advantage of market inefficiencies. Fifth, we provide access to venture capital investments in a vehicle that, unlike private venture capital firms, has permanent capital, is transparent and is liquid.

Each quarter we provide detail on our investment portfolio and trends in venture capital that may impact our shareholders. We organize this detail as follows: Realizations and potential liquidity in the portfolio, maturity of the portfolio, ownership and investment in the portfolio, investing trends, current business environment, valuation information, and, finally, results of operations.

Realize

"Realize" refers to realizing value in our venture capital portfolio. Since our investment in Otisville in 1983 through June 30, 2015, we have made a total of 104 equity-focused venture capital investments. We have completely exited 74 and partially exited two of these 104 investments, recognizing aggregate net realized gains of $87,106,262 on invested capital of $132,375,993, or 1.7 times invested capital. For the securities of the 26 privately held companies in our equity-focused portfolio held at June 30, 2015, we have net unrealized depreciation of $26,874,359 on invested capital of $98,511,927. We have aggregate net realized gains on our exited companies, offset by unrealized depreciation for our 26 currently held equity-focused investments of $60,231,903 on invested capital of $230,887,920.

The amount of net realized gains includes the following exits in 2014 and 2015:

•	Realized gains of $3,109,347 from the sale of our investment in Nantero, Inc., on invested capital of $1,718,706;

•	Realized gains of $242,485 from the sale of the non-semiconductor business of Molecular Imprints, Inc., on invested capital of $928,884;

•	Realized gains of $3,949,818 from the sale of the semiconductor lithography equipment business of Molecular Imprints, Inc., to Canon, Inc., on invested capital of $2,848,041;

•	Realized gains of $17,842,733 from the sale of shares of Solazyme, Inc., on invested capital of $5,385,147. In addition, we generated $1,757,610 in realized gains on our sale and/or purchase of written call option and put option contracts covered by our shares of Solazyme, Inc.;

•	Realized gains of $296,972 from the sale of shares of Champions Oncology, Inc., on invested capital of $576,971;

•	Realized gains of $536,813 from rights to milestone payments resulting from the achievement during the third quarter of 2014 of the first milestone associated with Amgen, Inc.'s acquisition of BioVex Group, Inc.;

•	Realized loss of $7,299,533 on our investment in Kovio, Inc., on invested capital of $7,299,533. On January 21, 2014, substantially all of Kovio's assets were sold by Square 1 Bank, Kovio's secured creditor, to Thin Film Electronics ASA. Our shares were subsequently declared worthless on February 19, 2014; and

•	Realized loss of $4,488,576 on our investment in Contour Energy Systems, Inc., on invested capital of $4,509,995. On August 15, 2014, the stockholders of Contour Energy Systems were given official notice of its liquidation and dissolution, which was approved by its board of directors following the approval of the majority of the stockholders.

The aggregate net realized gains and the cumulative invested capital do not reflect the cost or value of our freely tradable shares of Solazyme, Inc., and Champions Oncology, Inc., that we owned as of June 30, 2015. The aggregate net realized gains also do not include potential milestone payments that could occur as part of the acquisitions of BioVex Group, Inc., Nextreme Thermal Solutions, Inc., or Molecular Imprints, Inc., at points in time in the future. If these amounts were included as of June 30, 2015, our aggregate net realized gains and cumulative invested capital from 1983 through June 30, 2015, would be $93,768,071 and $136,444,950, respectively, or 1.7 times invested capital. These amounts also do not include our shares of Enumeral Biomedical Holdings, Inc., and OpGen, Inc., that, while traded publicly, are restricted and/or are subject to lock-up agreements.

Recent and Potential Liquidity Events From Our Portfolio as of June 30, 2015

On June 11, 2015, the Company and an undisclosed buyer entered into a Share Purchase Agreement for the purchase by such buyer of the Company's shares of preferred stock of Nantero, Inc. Upon execution of the Agreement, the Company received $4,828,052 in proceeds from the sale.

On April 18, 2014, Canon, Inc., completed its acquisition of Molecular Imprints, Inc.'s semiconductor lithography equipment business. We could receive an additional $625,000 from amounts held in escrow as well as up to $1.7 million upon the achievement of certain milestones. As of June 30, 2015, we valued potential milestone payments from the sale of Molecular Imprints at $631,922. We have not received any milestone payments as of June 30, 2015, and there can be no assurance as to the timing and how much of this amount we will ultimately realize in the future, if any. With the closing of the transaction, a new spin-out company, which retained the name "Molecular Imprints, Inc.," was formed to continue development and commercialization of nanoscale patterning in consumer and biomedical applications, and we became a shareholder of the new company.

On May 1, 2015, this new spin-out of Molecular Imprints, Inc.’s non-semiconducter business was acquired. Upon closing of the transaction, we received our initial payment of $705,794 and 24,897 shares of Series B Preferred Stock of the acquiring company. As of June 30, 2015, additional proceeds of $126,972 and 4,394 shares of Series B Preferred Stock of the acquiring party are held in an indemnity escrow and $3,386 is held in a stockholder representative funding escrow until May 1, 2016. There can be no assurance as to how much of these amounts we will ultimately realize. As of June 30, 2015, we valued the funds and the shares of stock held in escrow from the sale of Molecular Imprints at $63,366 and $50,795, respectively.

As of June 30, 2015, we valued the remaining potential milestone payments from the sale of BioVex Group, Inc., at $2,549,261. If all the remaining milestone payments were to be paid by Amgen, Inc., we would receive an additional $7,455,438. There can be no assurance as to the timing and how much of this amount we will ultimately realize in the future.

As of June 30, 2015, we valued potential milestone payments from the sale of Nextreme Thermal Solutions, Inc., to Laird Technologies, Inc., at $0.

Enumeral Biomedical Holdings is traded publicly on the OTC market under the symbol ENUM. Certain of the Company's shares of Enumeral Biomedical Holdings are subject to restrictions on transfer, and we are also subject to a lock-up agreement that restricts our ability to trade all securities of Enumeral owned by us, exclusive of the general restriction on the transfer of unregistered securities. The lock-up period on our 7,966,368 shares of Enumeral Biomedical Holdings expires on January 31, 2016. ENUM's stock closed trading on August 7, 2015, at $0.425 per share.

On May 5, 2015, OpGen, Inc., completed an IPO. As of that date, the company's common stock and warrants trade on the NASDAQ Capital Market under the symbols OPGN and OPGNW, respectively. With the close of the offering, our preferred stock and certain of our bridge notes were converted into shares of common stock of OpGen. We invested $1.8 million in the IPO, inclusive of $650,000 in outstanding demand notes. Certain of our shares and warrants of OpGen are subject to restrictions on transfer and/or lock-up agreements. The lock-up period on these securities expires on November 1, 2015. OpGen's common stock closed trading on August 7, 2015 at $3.08 per share.

In July 2015, SynGlyco negotiated the acceleration and settlement of payments due to it from the sale of its synthesis business to Corden Pharmaceuticals. This acceleration of payments yielded proceeds that paid off in full our senior secured debt investment with a payment to us of approximately $565,000. We expect to receive additional repayments for our outstanding secured convertible bridge notes of approximately $750,000 from this transaction. Additionally, SynGlyco entered into two license agreements that may provide additional payments in the future. These payments will bring our total cash distributions from this investment to approximately $1.7 million. We invested a total of $8.8 million in SynGlyco, beginning with our initial investment in 2007 and valued our securities of the company at $1.5 million as of June 30, 2015.

On July 21, 2015, Bridgelux signed a definitive agreement to be acquired by an investment group led by China Electronics Corporation and ChongQing Linkong Development Investment Company. The close of this transaction is subject to customary regulatory approvals.

In August 2015, SiOnyx, Inc., reorganized its corporate structure to become a subsidiary of a new company, Black Silicon Holdings, Inc.  Our security holdings of SiOnyx converted into securities of Black Silicon Holdings.  SiOnyx was then acquired by an undisclosed buyer.  We received cash and a profit interest in the undisclosed buyer that is held through our ownership in Black Silicon Holdings.

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

Strategy for Managing Publicly Traded Positions

We have generated $2,469,676 in net cash premiums on call options sold and put options purchased of Solazyme since the company completed an IPO in May 2011. We have sold a total of 2,279,149 shares of Solazyme since its IPO for net proceeds, after commission, of $22,500,986 or an average sale price of $9.87 per share. Including premiums from call and put options, the average sale price for these shares was $10.96 per share. Our average cost basis in Solazyme is $2.36 per share. During the six months ended June 30, 2015, we sold 25,000 shares of Solazyme.

We have sold 769,295 shares of our position in Champions Oncology, Inc., in open market transactions for net proceeds, after commission, of $873,944 or an average sale price of $1.14 per share. Our average cost basis in Champions is $0.67 per share. During the six months ended June 30, 2015, we did not sell any shares of Champions.

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

As of June 30, 2015, we had 20 privately held, equity-focused companies in our portfolio that have yet to complete liquidity events (e.g., public listings or merger and acquisition ("M&A") transactions) and are not in the process of liquidating their assets. These do not include 1) our publicly traded and unrestricted shares of Solazyme, Inc., and Champions Oncology, Inc.; 2) our publicly traded shares of Enumeral Biomedical Holdings, Inc., and OpGen, Inc., which are subject to restrictions on their sale; 3) our venture debt deal with NanoTerra, Inc.; 4) our rights to milestone payments from Amgen, Inc., Laird Technologies, Inc., and Canon, Inc.; 5) our portfolio companies that are in the process of liquidating their assets or have shut down, including Cobalt Technologies, Inc., Laser Light Engines, Inc., SynGlyco, Inc., and Ultora, Inc.; and 6) our portfolio companies, Bridgelux, Inc., and SiOnyx, Inc., that have entered into acquisition agreements or have been acquired during July and August of 2015. As of June 30, 2015, we valued these 20 privately held equity-focused companies at $64,380,751. Including the companies referenced above, we valued our total venture capital portfolio at $87,339,450 as of June 30, 2015. At June 30, 2015, from first dollar in, the average and median holding periods for the 26 privately held equity-focused investments were 5.6 years and 5.5 years, respectively. Historically, as measured from first dollar in to last dollar out, the average and median holding periods for the 74 investments we have fully exited were 4.4 years and 3.5 years, respectively.

Our current portfolio is comprised of BIOLOGY+ and other companies at varying stages of maturity in a diverse set of industries. As our portfolio companies mature, we seek to invest in new early- and mid-stage companies that may mature into mid- and late-stage companies. This continuous progression creates a pipeline of investment maturities that may lead to future sources of positive contributions to net asset value per share as these companies mature and potentially experience liquidity and exit events. Our pipeline of investment maturities for the 24 equity-focused companies in our portfolio that are not in the process of being sold or shut down are shown in the figure below (our "Active Portfolio").

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

During the second quarter of 2015, we transitioned the stage categorization of AgBiome, LLC, from early-stage to mid-stage. We categorized our three new portfolio companies in 2015, Orig3n, Inc., Phylagen, Inc., and Magic Leap, Inc., as early-stage companies.

Ownership of Our Portfolio Companies

By studying our portfolio in greater detail, it is evident to us that potential returns from approximately half of the companies in our portfolio could be the real drivers of net asset value growth over the coming years. These companies include ones in which we have substantial ownership and ones where we currently believe the potential value at exit is substantial. The table below provides some additional detail on our ownership of the 20 privately held, equity-focused companies in our portfolio that have yet to complete liquidity events (e.g., public listings or M&A transactions) and are not in the process of liquidating their assets, excluding Phylagen, Inc., in which we invested a note in a series seed financing and in which we do not have any voting rights.

Portfolio Company	Voting Ownership Range
EchoPixel, Inc. Produced Water Absorbents, Inc. ProMuc, Inc. Senova Systems, Inc. UberSEQ, Inc.	>20%

ABSMaterials, Inc. Adesto Technologies Corp. HZO, Inc. TARA Biosystems, Inc.	15-20%

Accelerator IV-New York Corporation AgBiome, LLC Ensemble Therapeutics Corporation Metabolon, Inc. ORIG3N, Inc.	5-10%

Cambrios Technologies Corporation Mersana Therapeutics, Inc.	2.5-5%

D-Wave Systems, Inc.* Magic Leap, Inc. Nanosys, Inc.	0-2.5%

*We own voting and non-voting classes of preferred equity of D-Wave Systems, Inc. If the non-voting preferred equity was included in the calculation, our ownership of D-Wave would be in the 2.5-5% range.

In previous communications with shareholders, we have discussed how we are managing our portfolio, feeding the "fat hogs" and starving the "lean hogs" to maximize our value at exit. Many of the leaner hogs have experienced write-downs in valuation, and we have de-emphasized them in terms of the time allocation of our team. These steps allow us to focus our time and capital on the companies we believe will be the drivers of our growth. This increases the risk and potential loss of invested capital in these portfolio companies, but it also may increase the potential returns if they are successful. We currently believe companies like D-Wave Systems, Inc., Metabolon, Inc., Adesto Technologies Corporation, HZO, Inc., Produced Water Absorbents, Inc., AgBiome, LLC, Senova Systems, Inc., Enumeral Biomedical Holdings, Inc., OpGen, Inc., EchoPixel, Inc., UberSeq, Inc., ORIG3N, Inc., TARA Biosystems, Inc., and ProMuc, Inc., may have the potential to be real drivers of growth in our portfolio in the coming years.

Level of Involvement in Our Portfolio Companies

The 1940 Act generally requires that BDCs offer to "make available significant managerial assistance" to portfolio companies. We are actively involved with our portfolio companies through membership on boards of directors, as observers to the boards of directors and/or through frequent communication with management. As of June 30, 2015, we held at least one board seat or observer rights on 17 of our 20 equity-focused portfolio companies that have yet to complete a liquidity event or an uplisting to a national exchange and are not in the process of being shut down or have not agreed to be acquired (85 percent).

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

Invest

Growth in Ownership of Portfolio Companies

The chart below depicts the change in our ownership of our portfolio companies from 2001 through June 30, 2015, as our assets have increased. Our fully diluted, investment-weighted average ownership has increased from approximately five percent for initial investments made between 2001 and 2004 to approximately 16 percent for initial investments made between 2009 and 2014. This increasing ownership, which we have noted in previous shareholder communications, gives us more control over these companies to potentially affect outcomes beneficial to the Company. Over the coming five years, as companies where our initial investment was made between 2005 and the present continue to mature and exit, we believe our increased levels of ownership have the potential to provide greater returns than our historical investments.

Our goal with our new investments is to have even greater ownership at the time of the realization of our return than we have had historically for all of the reasons discussed above.

Investments and Current Investment Pace

The following is a summary of our initial and follow-on equity-focused investments from January 1, 2011, to June 30, 2015. We consider a "round led" to be a round where we were the new investor or the leader of a group of investors in an investee company. Typically, but not always, the lead investor negotiates the price and terms of the deal with the investee company.

	2011	2012	2013	2014	Six Months Ended June 30, 2015
Total Incremental Investments	$17,688,903	$15,141,941	$18,076,288	$14,276,808	$5,047,954
No. of New Investments	4	2	2	3	2
No. of Follow-On Investment Rounds	31	26	37	33	16
No. of Rounds Led	4	3	9	8	4
Average Dollar Amount – Initial	$1,339,744	$1,407,500	$550,001	$338,677	$225,000
Average Dollar Amount – Follow-On	$397,740	$474,113	$449,359	$401,842	$287,372

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

Our Sources of Liquid Capital

The sources of liquidity that we use to make our investments are classified as primary and secondary liquidity. As of June 30, 2015 and December 31, 2014, our total primary and secondary liquidity was $34,405,643 and $29,620,665, respectively. We do not include funds available and undrawn from our credit facility as primary or secondary liquidity. We believe it is important to examine both our primary and secondary liquidity when assessing the strength of our balance sheet and our future investment capabilities.

Primary liquidity is comprised of cash and certain receivables. As of June 30, 2015, we held $22,982,089 in cash and $97,445 in certain receivables. As of December 31, 2014, we held $20,748,314 in cash and $230,478 in certain receivables.

During the six months ended June 30, 2015, we sold 25,000 shares of our investment in Solazyme, Inc., in open market sales. We received $100,491 in net proceeds from these transactions. In May of 2015, we received proceeds of $705,794 from the sale of Molecular Imprints, Inc.'s non-semiconductor business. In June of 2015, we sold our shares of Nantero, Inc., for proceeds of $4,828,052. The proceeds from these transactions added to our primary liquidity during the second quarter. Payments upon achieving milestones from the sale of BioVex Group, Inc., and the sale of Molecular Imprints, Inc., to Canon, Inc., would also add to our primary liquidity in future quarters if these milestones are achieved successfully. The probability-adjusted values of the future milestone payments for the sales of BioVex and Molecular Imprints, as determined at the end of each fiscal quarter, are included as an asset on our Consolidated Statements of Assets and Liabilities and will be included in primary liquidity only if and when payment is received for achievement of the milestones.

Our secondary liquidity is comprised of the stock of both unrestricted and restricted publicly traded companies. Although these companies are publicly traded, their stock may not trade at high volumes and prices may be volatile, which may restrict our ability to sell our positions at any given time. As of June 30, 2015, our secondary liquidity was $11,326,108. Solazyme, Inc., and Champions Oncology, Inc., account for $78,500 and $1,461,247, respectively, of the total amount of secondary liquidity based on the closing price of their common stock as of June 30, 2015. Enumeral Biomedical Holdings, Inc., and OpGen, Inc., account for $4,741,615 and $5,044,746, respectively, of the total amount of secondary liquidity based on the closing price of their common stock as of June 30, 2015, less a liquidity discount to reflect that a portion of these shares are subject to restrictions on transfer. We are also subject to a lock-up agreement that restricts our ability to trade our securities of Enumeral Biomedical Holdings and OpGen, exclusive of the general restriction on the transfer of unregistered securities. The lock-up period on our 7,966,368 shares and warrants for the purchase of 1,755,120 shares of common stock of Enumeral Biomedical Holdings expires on January 31, 2016. The lock-up period on our 1,409,796 shares and warrants for the purchase of 332,039 shares of common stock of OpGen expires on November 1, 2015.

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

We also have the $20,000,000 Loan Facility, which we can draw on to increase liquidity. As of June 30, 2015, we had $5,000,000 in debt outstanding relating to this Loan Facility.

Current Business Environment

The second quarter of 2015 ended with value in the public market indices relatively flat.  In private company exits, the second quarter of 2015 saw an increase in the number of IPOs and a decrease in M&A transactions, compared with the first quarter of 2015.  Funding for venture capital firms increased from the first quarter of 2015, marking the strongest three-month period since the fourth quarter of 2007.

Twenty-seven venture-backed companies raised $3.4 billion through IPOs in the second quarter of 2015, according to Thomson Reuters and the National Venture Capital Association ("NVCA").  Twenty-three of the twenty-seven were U.S.-based companies.  Seventy percent (nineteen) of the IPOs were in life science companies.  For the second quarter of 2015, 70 venture-backed M&A transactions were reported.  This is a decline from both the first quarter of 2015 (94) and the second quarter of 2014 (119).

Seventy-four U.S. venture capital funds raised $10.3 billion in the second quarter of 2015, according to Thomson Reuters and the NVCA.  Compared with the first quarter of 2015, this is a 10 percent increase in the number of funds raised and a 31 percent increase in the amount of capital raised. Of the 74 funds that were raised, 31 were new funds.

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

Our overall goal remains unchanged.  We seek to maintain our leadership position in investing in science-enabled and BIOLOGY+ companies and increase our net asset value per share outstanding.  The current environment for venture capital financings continues to favor those firms that have capital to invest regardless of the stage of the investee company.  We continue to finance our new and follow-on equity and convertible debt investments from our cash reserves held in bank accounts.  We may in the future invest borrowed capital to take advantage of opportunities that we believe will return greater than the cost of such borrowed capital.  We have historically held, and may in the future again hold, our cash in U.S. Treasury securities.  We believe the current status of the venture capital industry and the current economic climate provide opportunities to invest this capital in the types of companies in which we invest at historically low valuations and under favorable terms in equity and convertible debt of new and existing privately held and publicly traded companies.

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

Four of our portfolio companies trade in public exchanges and are subject to the volatility inherent in the public markets. The following table illustrates the range of values of these securities.

Public Companies' Trading History
	Price per Share on August 7, 2015	Q2 2015 Trading Range	H& H Ownership Value in Q2 2015 Trading Range*	January-June 2015 Trading Range	H& H Ownership Value in January-June 2015 Trading Range*

Solazyme, Inc.	$2.12	$2.82 - $4.74	$70,500 - $118,500	$2.00 - $4.74	$50,000 - $118,500

Champions Oncology, Inc.	$0.435	$0.37 - $0.75	$1.1 - $2.2 Million	$0.20 - $0.84	$0.6 - $2.5 Million

Enumeral Biomedical Holdings, Inc.	$0.425	$0.30 - $0.93	$2.4 - $7.4 Million	$0.30 - $1.07	$2.4 - $8.5 Million

OpGen. Inc.	$3.08	$3.12 - $5.44	$4.4 - $7.7 Million	$3.12 - $5.44	$4.4 - $7 Million

*Calculated based on common shares held as of June 30, 2015.

In each of the years in the period of 2011 through 2014 and for the six months ended June 30, 2015, excluding our rights to milestone payments, we recorded the following gross write-ups in privately held securities as a percentage of net assets at the beginning of the year ("BOY"), gross write-downs in privately held securities as a percentage of net assets at the beginning of the year, and change in value of private portfolio securities as a percentage of net assets at the beginning of the year.

Gross Write-Ups and Write-Downs of the Privately Held Portfolio
	2011	2012	2013	2014	Six Months Ended June 30, 2015

Net Asset Value, BOY	$146,853,912	$145,698,407	$128,436,774	$122,701,575	$109,654,427

Gross Write-Downs During Year	$(11,375,661)	$(19,604,046)	$(19,089,816)	$(14,050,501)	$(8,224,235)

Gross Write-Ups During Year	$11,997,991	$14,099,904	$10,218,994	$4,587,923	$5,946,417

Gross Write-Downs as a Percentage of Net Asset Value, BOY	(7.8)%	(13.5)%	(14.9)%	(11.5)%	(7.5)%

Gross Write-Ups as a Percentage of Net Asset Value, BOY	8.2%	9.7%	8.0%	3.8%	5.4%

Net Change as a Percentage of Net Asset Value, BOY	0.4%	(3.8)%	(6.9)%	(7.7)%	(2.1)%

From March 31, 2015, to June 30, 2015, the value of our equity-focused venture capital portfolio, including our rights to potential future milestone payments from the sales of BioVex Group, Inc., Nextreme Thermal Solutions, Inc., and Molecular Imprints, Inc., decreased by $3,021,552, from $90,097,391 to $87,075,839.

Not including our rights to potential future milestone payments from the sale of BioVex Group, Inc., Nextreme Thermal Solutions, Inc., and Molecular Imprints, Inc., our equity-focused portfolio companies decreased in value by $3,007,954. This decrease was primarily owing to the sale of our investment in Nantero, Inc., and the sale of our investment in Molecular Imprints, Inc., offset by new and follow-on investments of $5,047,954 and a net decrease in valuations.

We note that our Valuation Committee and ultimately our Board of Directors take into account multiple sources of quantitative and qualitative inputs to determine the value of our privately held portfolio companies.

We also note that our Valuation Committee does not set the value of Solazyme, Inc., our freely tradable publicly traded portfolio company, or the value of our unrestricted or registered shares of Champions Oncology, Inc., and Enumeral Biomedical Holdings, Inc., which trade on an OTC exchange, or the value of our unrestricted or registered shares of OpGen, Inc., which trades on the NASDAQ Capital Market.

Six portfolio companies, Bridgelux, Inc., Enumeral Biomedical Holdings, Inc., OpGen, Inc., Nanosys, Inc., Produced Water Absorbents, Inc., and HZO, Inc., of which all or a portion of the securities owned by us were fair valued by our Valuation Committee, accounted for $5.3 million, or 82 percent, of the gross write-downs of our portfolio companies held as of June 30, 2015.

The change in value of Bridgelux was primarily owing to the terms of an agreement for the acquisition of the company by a group of investors, including China Electronics Corporation and ChongQing Linkong Development Investment Company, executed in July of 2015 under terms negotiated during the second quarter of 2015. This methodology is a shift from the use of a multiple of revenues derived from publicly traded comparable companies as of December 31, 2014.

We note that a portion of our securities of Enumeral Biomedical Holdings and OpGen were not fair valued by the Valuation Committee as of June 30, 2015, because those securities were registered, unrestricted securities that traded in an active market and were, therefore, valued based on the closing price of the shares on the date of valuation. The primary contributing factor for the decrease in valuation of our restricted shares and our warrants of Enumeral Biomedical Holdings was a decrease in the stock price of the company from $0.82 as of March 31, 2015, to $0.64 as of June 30, 2015. The primary contributing factor for the decrease in valuation of OpGen was a decrease in the stock price of the company from $6.00 as of the date of its IPO to $3.72 as of June 30, 2015.

The primary contributing factor for the decrease in valuation of Nanosys and Produced Water Absorbents were the changes in the revenues and multiples of revenues of publicly traded comparable companies used to derive the value of our securities of the company.

The primary contributing factor for the decrease in valuation of HZO, Inc., was the option pricing model-related changes resulting from the company raising more capital through the sale of additional preferred stock at the same price per share in an extension of its most recent round of financing.

Two portfolio companies, AgBiome, LLC, and SiOnyx, Inc., which were fair valued by our Valuation Committee, accounted for $4.3 million, or 79 percent, of the gross write-ups of our portfolio companies held as of June 30, 2015.

The primary contributing factor for the increase in value of our securities of AgBiome was the completion of a round of financing on August 7, 2015, under terms that were negotiated during the second quarter of 2015. The price per share of the new round of financing was approximately 2.5 times greater than the prior round of financing. The difference between the increase in the price per share of the new round of financing and the increase in value of $1.86 million, or 1.6 times from December 31, 2014, is owing to the factors used in deriving value under option pricing models.

The primary contributing factor for the increase in value of our securities of SiOnyx was the terms of an acquisition of the company that closed in August of 2015.

As of June 30, 2015, our top ten investments by value accounted for approximately 78 percent of the value of our equity-focused venture capital portfolio.

Top Ten Equity-Focused Investments by Value

Portfolio Company	Value as of 06/30/2015	Cumulative % of Equity Focused Venture Capital Portfolio
Adesto Technologies Corp.	$15,658,301	19%
Metabolon, Inc.	$10,538,659	32%
D-Wave Systems, Inc.	$7,669,477	41%
HZO, Inc.	$6,457,718	48%
Enumeral Biomedical Holdings, Inc.*	$5,399,407	55%
OpGen, Inc.*	$5,295,693	61%
AgBiome, L.L.C.	$4,845,854	67%
Produced Water Absorbents, Inc.	$4,145,316	72%
SiOnyx, Inc.	$2,927,840	75%
Nanosys, Inc.	$2,831,085	78%

* Enumeral Biomedical Holdings and OpGen include the value of its Level 1 shares

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

The potential for, or occurrence of, inflation could result in rising interest rates for government-backed debt.  We may also invest in both short- and long-term U.S. government and agency securities. To the extent that we invest in short- and long-term U.S. government and agency securities, changes in interest rates result in changes in the value of these obligations that result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements, and the quantity and duration of long-term U.S. government and agency securities held by the Company, and it will vary from period to period. During the three months and six months ended June 30, 2015, we did not hold any U.S. government securities. During the three months and six months ended June 30, 2014, our average holdings of U.S. government securities were $4,999,900 and $5,571,344, respectively.

Three months ended June 30, 2015, as compared with the three months ended June 30, 2014

In the three months ended June 30, 2015, we had a net decrease in net assets resulting from operations of $1,529,496. In the three months ended June 30, 2014, we had a net increase in net assets resulting from operations of $4,328,055.

Investment Income and Expenses:

We had net operating losses of $1,585,307 and $2,084,855 for the three months ended June 30, 2015, and June 30, 2014, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expense included in salaries, benefits and stock-based compensation of $219,390 in 2015 primarily associated with the compensation cost for restricted stock as compared with $188,487 for the same period in 2014. During the three months ended June 30, 2015, and June 30, 2014, total investment income was $288,195 and $133,835, respectively. During the three months ended June 30, 2015, and June 30, 2014, total operating expenses were $1,873,502 and $2,218,690, respectively.

During the three months ended June 30, 2015, as compared with the same period in 2014, investment income increased, reflecting an increase in interest income from convertible bridge notes, non-convertible promissory notes, yield-enhancing fees on debt securities and fees for providing managerial assistance to portfolio companies, offset by a decrease in interest income from senior secured debt, senior secured debt through a participation agreement, and a decrease in our average holdings of U.S. government securities. During the three months ended June 30, 2015, our average holdings of U.S. government securities were $0 as compared with $4,999,900 during the three months ended June 30, 2014, primarily owing to the decrease in yield available over the durations of maturities in which we were willing to invest.

Operating expenses, including non-cash, stock-based compensation expenses, were $1,873,502 and $2,218,690 for the three months ended June 30, 2015, and June 30, 2014, respectively. The decrease in operating expenses for the three months ended June 30, 2015, as compared with the three months ended June 30, 2014, was primarily owing to decreases in salaries, benefits and stock-based compensation expense, administration and operations expense, professional fees, rent expense, insurance expense and directors' fees and expenses, offset by increases in interest and other debt expense and custody fees.

Salaries, benefits and stock-based compensation expense decreased by $269,737, or 21.6 percent, for the three months ended June 30, 2015, as compared with June 30, 2014, primarily as a result of a decrease in salaries and benefits owing primarily to a decrease in our employee headcount and a decrease in employee bonus expense of $117,500, offset by an increase in compensation cost of $30,903 for restricted stock awards associated with the Stock Plan. At June 30, 2015, we had nine full-time employees and one part-time employee as compared with 12 full-time employees and one part-time employee at June 30, 2014. While the non-cash, stock-based compensation expense for the Stock Plan increased our operating expenses by $219,390, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value. Administration and operations expense decreased by $72,100, or 34.8 percent, for the three months ended June 30, 2015, as compared with June 30, 2014, primarily as a result of net decreases in general office and administration expenses, including decreases in costs associated with a Meet the Portfolio Day held during the comparable period in 2014. We did not hold a Meet the Portfolio Day during the comparable period in 2015. Professional fees decreased by $70,567, or 18.3 percent, for the three months ended June 30, 2015, as compared with June 30, 2014, primarily as a result of a decrease in certain accounting fees and consulting fees. Rent expense decreased by $12,307, or 15.4 percent, for the three months ended June 30, 2015, as compared with June 30, 2014. Our rent expense of $67,758 for the three months ended June 30, 2015, includes $80,798 of rent paid in cash, net of $13,040 non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term. Insurance expense decreased by $10,283, or 12.2 percent, for the three months ended June 30, 2015, as compared with June 30, 2014. Directors' fees and expenses decreased by $24,230, or 26.0 percent, for the three months ended June 30, 2015, as compared with June 30, 2014, primarily owing to a decrease in fees associated with the resignation of one member of the Board of Directors.

Interest and other debt expense increased by $113,750, or 120.7 percent, for the three months ended June 30, 2015, as compared with June 30, 2014, primarily as a result of utilization fees associated with a drawdown of the Loan Facility. Custody fees increased by $1,476, or 10.4 percent, for the three months ended June 30, 2015, as compared with June 30, 2014.

Realized Gains and Losses from Investments:

During the three months ended June 30, 2015, and June 30, 2014, we realized net gains on investments of $3,232,118 and $5,693,250, respectively.

During the three months ended June 30, 2015, we realized net gains of $3,232,118 consisting primarily of a realized gain of $3,109,347 on the sale of our investment in Nantero, Inc., a realized gain of $242,485 on the sale of our investment in Molecular Imprints, Inc., a realized gain of $41,411 on the sale of 25,000 shares of Solazyme, Inc., and a realized gain of $1,125 on our escrow payment from the sale of Molecular Imprints to Canon, Inc., offset by a realized loss of $98,644 on our investment in D-Wave Systems, Inc., owing to the expiration of certain warrants, and a realized loss of $63,606 on our escrow payment relating to the sale of our investment in Molecular Imprints.

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

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the three months ended June 30, 2015, net unrealized depreciation on total investments increased by $3,116,377, or 12.9 percent, from accumulated net unrealized depreciation of $24,077,256 at March 31, 2015, to accumulated net unrealized depreciation of $27,193,633 at June 30, 2015. During the three months ended June 30, 2014, net unrealized depreciation on total investments decreased by $719,660, or 3.7 percent, from accumulated net unrealized depreciation of $19,468,401 at March 31, 2014, to accumulated net unrealized depreciation of $18,748,741 at June 30, 2014.

During the three months ended June 30, 2015, net unrealized depreciation on our venture capital investments increased by $3,116,377, from net unrealized depreciation of $24,077,256 at March 31, 2015, to net unrealized depreciation of $27,193,633 at June 30, 2015, owing to write-downs in the valuations of the following portfolio company investments:

Investment	Amount of Write-Down

Enumeral Biomedical Corp.	1,205,367
OpGen, Inc.	1,147,861
Bridgelux, Inc.	949,658
Nanosys, Inc.	767,572
Produced Water Absorbents, Inc.	658,690
Champions Oncology, Inc.	596,311
HZO, Inc.	575,007
Adesto Technologies Corporation	518,331
ABSMaterials, Inc.	36,059
Magic Leap, Inc.	19,132
Solazyme, Inc.	5,452
NanoTerra, Inc.	1,233

The write-downs for the three months ended June 30, 2015, were partially offset by write-ups in the valuations of the following portfolio company investments:

Investment	Amount of Write-Ups

SiOnyx, Inc.	2,487,862
AgBiome, LLC	1,847,267
Ensemble Therapeutics Corporation	428,772
UberSeq, Inc.	276,221
SynGlyco, Inc.	141,653
Senova Systems, Inc.	58,270
Metabolon, Inc.	28,360
D-Wave Systems, Inc.	23,235
Cambrios Technologies Corporation	19,197
Mersana Therapeutics, Inc.	14,621
EchoPixel, Inc.	5,717
Orig3n, Inc.	2,853

We had an increase in unrealized depreciation of $1,920,326 on our investment in Nantero, Inc., owing to a realized gain on the sale of its securities.

We had an increase in unrealized depreciation of $157,909 on our investment in Molecular Imprints, Inc., owing to a realized gain on the sale of its securities.

We had a decrease in unrealized depreciation of $122,101 on our investment in D-Wave Systems, Inc., owing to foreign currency translation.

We had an increase in unrealized depreciation of $14,809 on the rights to milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc.

We had a decrease in unrealized depreciation of $1,211 on the rights to milestone payments from Canon, Inc.’s acquisition of Molecular Imprints, Inc.

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

Six months ended June 30, 2015, as compared with the six months ended June 30, 2014

In the six months ended June 30, 2015, and June 30, 2014, we had net decreases in net assets resulting from operations of $5,451,534 and $2,147,622, respectively.

Investment Income and Expenses:

We had net operating losses of $3,621,652 and $4,060,227 for the six months ended June 30, 2015, and June 30, 2014, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expense included in salaries, benefits and stock-based compensation of $431,981 in 2015 primarily associated with the compensation cost for restricted stock as compared with $497,634 for the same period in 2014. During the six months ended June 30, 2015, and June 30, 2014, total investment income was $431,027 and $280,126, respectively. During the six months ended June 30, 2015, and June 30, 2014, total operating expenses were $4,052,679 and $4,340,353, respectively.

During the six months ended June 30, 2015, as compared with the same period in 2014, investment income increased, reflecting increases in interest income from convertible bridge notes, non-convertible promissory notes, yield-enhancing fees on debt securities and fees for providing managerial assistance to portfolio companies, offset by decreases in interest income from senior secured debt, senior secured debt through a participation agreement, and a decrease in our average holdings of U.S. government securities. During the six months ended June 30, 2015, our average holdings of U.S. government securities were $0 as compared with $5,571,344 during the six months ended June 30, 2014, primarily owing to the decrease in yield available over the durations of maturities in which we were willing to invest.

Operating expenses, including non-cash, stock-based compensation expenses, were $4,052,679 and $4,340,353 for the six months ended June 30, 2015, and June 30, 2014, respectively. The decrease in operating expenses for the six months ended June 30, 2015, as compared with the six months ended June 30, 2014, was primarily owing to decreases in salaries, benefits and stock-based compensation expense, administration and operations expense, rent expense and insurance expense, offset by increases in professional fees, directors' fees and expenses, interest and other debt expense and custody fees.

Salaries, benefits and stock-based compensation expense decreased by $603,608, or 22.7 percent, for the six months ended June 30, 2015, as compared with June 30, 2014, primarily as a result of a decrease in salaries and benefits owing primarily to a decrease in our employee headcount, a decrease in employee bonus expense of $197,500 and a decrease in compensation cost of $65,653 for restricted stock awards associated with the Stock Plan. At June 30, 2015, we had nine full-time employees and one part-time employee as compared with 12 full-time employees and one part-time employee at June 30, 2014. While the non-cash, stock-based compensation expense for the Stock Plan increased our operating expenses by $431,981, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value. Administration and operations expense decreased by $101,346, or 30.0 percent, for the six months ended June 30, 2015, as compared with June 30, 2014, primarily as a result of net decreases in general office and administration expenses, including decreases in costs associated with a Meet the Portfolio Day held during the comparable period in 2014. We did not hold a Meet the Portfolio Day during the six months ended June 30, 2015. Rent expense decreased by $12,627, or 8.5 percent, for the six months ended June 30, 2015, as compared with June 30, 2014. Our rent expense of $135,464 for the six months ended June 30, 2015, includes $161,175 of rent paid in cash, net of $25,711 non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term. Insurance expense decreased by $26,605, or 15.8 percent, for the six months ended June 30, 2015, as compared with June 30, 2014.

Professional fees increased by $289,796, or 48.5 percent, for the six months ended June 30, 2015, as compared with June 30, 2014, primarily as a result of an increase in certain legal fees, accounting fees and consulting fees associated with exploration of strategic opportunities. Directors' fees and expenses increased by $2,117, or 1.1 percent, for the six months ended June 30, 2015, as compared with June 30, 2014, primarily owing to an increase in overall fees and additional meetings held by the Board of Directors, offset by a decrease owing to the resignation of one member of the Board of Directors on March 3, 2015. Interest and other debt expense increased by $163,750, or 87.1 percent, for the six months ended June 30, 2015, as compared with June 30, 2014, primarily as a result of utilization fees associated with a drawdown of the Loan Facility. Custody fees increased by $2,597, or 8.9 percent, for the six months ended June 30, 2015, as compared with June 30, 2014.

Realized Gains and Losses from Investments:

During the six months ended June 30, 2015, and June 30, 2014, we realized net gains (losses) on investments of $2,948,817 and $(1,344,075), respectively.

During the six months ended June 30, 2015, we realized net gains of $2,948,817 consisting primarily of a realized gain of $3,109,347 on the sale of our investment in Nantero, Inc., a realized gain of $242,485 on the sale of our investment in Molecular Imprints, Inc., a realized gain of $41,411 on the sale of 25,000 shares of Solazyme, Inc., a realized gain of $8,942 on the sale of certain warrants of GEO Semiconductor, Inc., and a realized gain of $2,668 on our escrow payment from the sale of our investment in Molecular Imprints to Canon, Inc., offset by a realized loss of $293,786 on our investment in Metabolon, Inc., owing to the expiration of certain warrants, a realized loss of $98,644 on our investment in D-Wave Systems, Inc., owing to the expiration of certain warrants, and a realized loss of $63,606 on our escrow payment relating to the sale of our investment in Molecular Imprints.

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

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the six months ended June 30, 2015, net unrealized depreciation on total investments increased by $4,587,158, or 20.3 percent, from accumulated net unrealized depreciation of $22,606,475 at December 31, 2014, to accumulated net unrealized depreciation of $27,193,633 at June 30, 2015. During the six months ended June 30, 2014, net unrealized depreciation on total investments decreased by $3,272,666, or 14.9 percent, from accumulated net unrealized depreciation of $22,021,407 at December 31, 2013, to accumulated net unrealized depreciation of $18,748,741 at June 30, 2014.

During the six months ended June 30, 2015, net unrealized depreciation on our venture capital investments increased by $4,587,158, from net unrealized depreciation of $22,606,475 at December 31, 2014, to net unrealized depreciation of $27,193,633 at June 30, 2015, owing to write-downs in the valuations of the following portfolio company investments:

Investment	Amount of Write-Down

Produced Water Absorbents, Inc.	4,383,255
Enumeral Biomedical Corp.	2,985,234
Nanosys, Inc.	1,474,957
Bridgelux, Inc.	1,048,534
HZO, Inc.	460,213
Metabolon, Inc.	164,113
Ensemble Therapeutics Corporation	99,228
Magic Leap, Inc.	19,132
Ultora, Inc.	7,525
NanoTerra, Inc.	146

The write-downs for the six months ended June 30, 2015, were partially offset by write-ups in the valuations of the following portfolio company investments:

Investment	Amount of Write-Ups

OpGen, Inc.	2,383,430
SiOnyx, Inc.	2,380,885
AgBiome, LLC	1,856,151
Adesto Technologies Corporation	834,978
UberSeq, Inc.	271,541
SynGlyco, Inc.	238,210
Champions Oncology, Inc.	214,403
Accelerator IV – New York Corporation	164,385
Senova Systems, Inc.	118,830
Mersana Therapeutics, Inc.	29,708
D-Wave Systems, Inc.	25,239
Cambrios Technologies Corporation	25,020
EchoPixel, Inc.	21,887
Solazyme, Inc.	8,548
Orig3n, Inc.	3,746
ABSMaterials, Inc.	1,076

We had an increase in unrealized depreciation of $1,909,935 on our investment in Nantero, Inc., owing to a realized gain on the sale of its securities.

We had an increase in unrealized depreciation of $592,371 on our investment in D-Wave Systems, Inc., owing to foreign currency translation.

We had an increase in unrealized depreciation of $7,870 on our investment in GEO Semiconductor, Inc., owing to a realized gain on the sale of certain warrants.

We had an increase in unrealized depreciation of $15,656 on the rights to milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc.

We had a decrease in unrealized depreciation of $2,974 on the rights to milestone payments from Canon, Inc.’s acquisition of Molecular Imprints, Inc.

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

Financial Condition

June 30, 2015

At June 30, 2015, our total assets and net assets were $111,756,732 and $104,482,738, respectively. At December 31, 2014, our total assets and net assets were $112,094,861 and $109,654,427, respectively.

At June 30, 2015, our net asset value per share was $3.34, as compared with $3.51 at December 31, 2014. At June 30, 2015, and December 31, 2014, our shares outstanding were 31,321,685 and 31,280,843, respectively.

Significant developments in the six months ended June 30, 2015, included a decrease in the holdings of our venture capital investments of $2,425,390 and an increase in our cash of $2,233,775. The decrease in our venture capital investments from $89,764,840 at December 31, 2014, to $87,339,450 at June 30, 2015, resulted primarily from a decrease in value of $3,433,338 owing to the sale of our investment in Nantero, Inc., a decrease in value of $928,884 owing to the sale of our investment in Molecular Imprints, Inc., and a decrease in the net value of our venture capital investments held of $3,111,122, offset by new and follow-on investments of $5,047,954. The increase in our cash from $20,748,314 at December 31, 2014, to $22,982,089 at June 30, 2015, is primarily owing to proceeds of $4,828,052 on the sale of our investment in Nantero, Inc., proceeds of $705,794 on the sale of our investment in Molecular Imprints, Inc., proceeds of $103,310 on the sale of certain warrants of GEO Semiconductor, Inc., and a drawdown of $5,000,000 from the Loan Facility, offset by new and follow-on venture capital investments totaling $5,047,954 and to the payment of cash for operating expenses of $3,677,385.

The following table is a summary of additions to our portfolio of venture capital investments made during the six months ended June 30, 2015:

New Investments	Amount of Investment

Orig3n, Inc.	$250,000
Phylagen, Inc.	200,000
Follow-On Investments

OpGen, Inc.	1,155,000
Senova Systems, Inc.	600,000
Produced Water Absorbents, Inc.	500,000
Produced Water Absorbents, Inc.	484,203
Metabolon, Inc.	299,999
Produced Water Absorbents, Inc.	250,000
Accelerator IV-New York Corporation	262,215
OpGen, Inc.	208,035
TARA Biosystems, Inc.	200,000
Nantero, Inc.	195,303
SiOnyx, Inc.	117,653
Mersana Therapeutics, Inc.	104,521
SiOnyx, Inc.	103,500
OpGen, Inc.	100,000
Phylagen, Inc.	10,000
Ultora, Inc.	7,525

Total	$5,047,954

The following table summarizes the value of our portfolio of venture capital investments as compared with its cost at June 30, 2015, and December 31, 2014:

	June 30, 2015	December 31, 2014

Venture capital investments, at cost	$114,533,083	$112,371,315
Net unrealized (depreciation)	(27,193,633)	(22,606,475)
Venture capital investments, at value	$87,339,450	$89,764,840

Cash Flow

Net cash used in operating activities for the six months ended June 30, 2015, was $2,711,775, primarily reflecting the purchase of venture capital investments of $5,047,954 and the payment of operating expenses, offset by proceeds from the sale of investments and repayment of principal of $5,884,203.

Net cash used in investing activities for the six months ended June 30, 2015, was $6,806, primarily reflecting the purchase of fixed assets.

Net cash provided by financing activities for the six months ended June 30, 2015, was $4,952,356, primarily reflecting a partial drawdown from the Loan Facility, offset by the net settlement of restricted stock.

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

Liquidity and Capital Resources

Our liquidity and capital resources are generated and are generally available through our cash holdings, cash flows from payments received on our venture debt investments, proceeds from periodic follow-on equity offerings and realized capital gains retained for reinvestment.

We fund our day-to-day operations using interest earned and proceeds from our cash holdings and interest earned from our venture debt securities. We believe the increase or decrease in the value of our venture capital investments does not materially affect the day-to-day operations of the Company or our daily liquidity. As of June 30, 2015, and December 31, 2014, we had no investments in money market mutual funds.

Our Loan Facility may be used to fund our investments and not for the payment of day-to-day operating expenses. As of June 30, 2015, we had $5,000,000 in debt outstanding. We have not issued any debt securities, and, therefore, are not subject to credit agency downgrades.

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

At June 30, 2015, and December 31, 2014, our total primary liquidity was $23,079,535 and $20,978,792, respectively. Our primary liquidity is principally comprised of our cash and certain receivables. The increase in our primary liquidity from December 31, 2014, to June 30, 2015, is primarily owing to proceeds of $4,828,052 from the sale of our investment in Nantero, Inc., proceeds of $705,794 from the sale of our investment in Molecular Imprints, Inc., and a drawdown of $5,000,000 from the Loan Facility, offset by new and follow-on venture capital investments totaling $5,047,954 and to the payment of cash for operating expenses of $3,677,385.

At June 30, 2015, and December 31, 2014, our secondary liquidity was $11,326,108 and $8,641,873, respectively. Secondary liquidity does not include the value of warrants or options we hold in Champions Oncology, Inc., Enumeral Biomedical Holdings, Inc., and OpGen, Inc. Our secondary liquidity consists of our publicly traded securities. Although these companies are publicly traded, their stock may not trade at high volumes and prices can be volatile, which may restrict our ability to sell our positions at any given time. We may also be restricted for a period of time in selling our positions in these companies due to our shares being unregistered. As of June 30, 2015, our publicly traded securities of Enumeral Biomedical Holdings and OpGen, Inc., were restricted from sale.

As of June 30, 2015, we have $5,000,000 in debt outstanding.

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

Except for a rights offering, we are generally not able to issue and sell our common stock at a price below our net asset value per share, exclusive of any distributing commission or discount, without shareholder approval. As of June 30, 2015, our net asset value per share was $3.34 per share and our closing market price was $2.75 per share. We do not currently have shareholder approval to issue or sell shares below our net asset value per share.

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

At June 30, 2015, and December 31, 2014, the Company had $5,000,000 and $0, respectively, in debt outstanding. The remaining capacity under the Loan Facility was $15,000,000 at June 30, 2015.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows:

	Payments Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Multi-Draw Loan Facility(1)	$5,000,000	$0	$5,000,000	$0	$0
Operating leases	1,335,158	284,177	589,845	461,136	0
Total	$6,335,158	$284,177	$5,589,845	$461,136	$0

(1)As of June 30, 2015, we had $15,000,000 of unused borrowing capacity under our Loan Facility.

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

The Company's aggregate operating and investment commitments in Accelerator amounted to $666,667 and $3,333,333, respectively. During the six months ended June 30, 2015, $262,215 in capital was called, all of which related to the operating commitment. As of June 30, 2015, the Company had remaining unfunded commitments of $188,440 and $3,333,333, or approximately 28.3 percent and 100 percent, of the total operating and investment commitments, respectively. The withdrawal of contributed capital is not permitted. The transfer or assignment of capital is subject to approval by Accelerator.

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

Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments" for additional information. As of June 30, 2015, our financial statements include venture capital investments fair valued at $83,230,655, and equity method valued at $288,391, the values of which were determined in good faith by, or under the direction of, the Board of Directors. As of June 30, 2015, approximately 80 percent of our net assets represent investments in portfolio companies valued by the Board of Directors.

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

Historically, difficult venture capital environments have resulted in companies not receiving financing and being subsequently closed down with a loss of investment to venture investors, and other companies receiving financing but at significantly lower valuations than the preceding rounds, leading to very deep dilution for those who do not participate in the new rounds of investment. Our best estimate of this non-performance risk has been quantified and included in the valuation of our portfolio companies as of June 30, 2015.

All investments recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels related to the amount of subjectivity associated with the inputs to fair valuation of these assets are as discussed above.

As of June 30, 2015, approximately 95 percent of our portfolio company investments were classified as Level 3 in the hierarchy, indicating a high level of judgment required in their valuation.

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

Recent Developments - Portfolio Companies

On July 10, 2015, the Company made an $89,608 follow-on investment in SiOnyx, Inc., a privately held portfolio company.

On July 15, 2015, the Company made a $250,000 follow-on investment in Produced Water Absorbents, Inc., a privately held portfolio company.

On July 21, 2015, Bridgelux signed a definitive agreement to be acquired by an investment group led by China Electronics Corporation and ChongQing Linkong Development Investment Company. The close of this transaction is subject to customary closing conditions, including regulatory approvals.

On July 23, 2015, SynGlyco, Inc., repaid $567,500 in outstanding principal and accrued interest on its senior secured debt.

On July 29, 2015, the Company made a $500,003 follow-on investment in HZO, Inc., a privately held portfolio company.

On August 3, 2015, SiOnyx, Inc., reorganized its corporate structure to become a subsidiary of a new company, Black Silicon Holdings, Inc.  Our security holdings of SiOnyx converted into securities of Black Silicon Holdings.  SiOnyx was then acquired by an undisclosed buyer.  We received cash and a profit interest in the undisclosed buyer that is held through our ownership in Black Silicon Holdings.

On August 5, 2015, the Company made a $250,000 follow-on investment in ORIG3N, Inc., a privately held portfolio company.

On August 5, 2015, the Company made a $75,000 follow-on investment in ProMuc, Inc., a privately held portfolio company.

On August 7, 2015, the Company made a $500,006 follow-on investment in AgBiome, LLC, a privately held portfolio company.

Recent Developments - Other

On July 29, 2015, the SEC granted our application for registration as an investment adviser under the Investment Advisers Act of 1940.

On August 6, 2015, the Board of Directors authorized the repurchase of up to $2.5 million of the Company's common stock in the open market within a six-month period. The purchases may be at prices above or below the most recently reported net asset value. We anticipate that the manner, timing, and amount of any share purchases will be determined by our management based upon the evaluation of market conditions, stock price, and additional factors in accordance with regulatory requirements.

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

Foreign Currency Risk

Most of our investments are denominated in U.S. dollars. We currently have one investment denominated in Canadian dollars. We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates. The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates is $492,715 at June 30, 2015.

Item 4. Controls and Procedures

(a)  Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the 1934 Act). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures. As of June 30, 2015, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

(b)  Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the second quarter of 2015 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of June 30, 2015, we believe that the following updates should be considered to the risk factors previously disclosed in response to “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Approximately 48.1 percent of the net asset value attributable to our equity-focused venture capital investment portfolio, or 38.6 percent of our net asset value, as of June 30, 2015, is concentrated in Adesto Technologies Corporation, Metabolon, Inc., D-Wave Systems, Inc. and HZO, Inc.

At June 30, 2015, we valued our investment in Adesto, which had a historical cost to us of $10,482,417, at $15,658,301, our investment in Metabolon, which had a historical cost to us of $7,231,212, at $10,538,659, our investment in D-Wave, which had a historical cost to us of $5,689,311, at $7,669,477, and our investment in HZO, which had a historical cost to us of $8,376,505, at $6,457,718, which collectively represent 48.1 percent of the net asset value attributable to our equity-focused venture capital investment portfolio, excluding our rights to potential future milestone payments from the sale of BioVex to Amgen, or 38.6 percent of our net asset value.

Any downturn in the business outlook and/or substantial changes in the funding requirements of Adesto, Metabolon, D-Wave or HZO could have a significant effect on the value of our current investments in those companies, and the overall value of our portfolio, and could have a significant adverse effect on the value of our common stock.

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

Date: August 10, 2015

EXHIBIT INDEX

Exhibit No.	Description

31.01	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Schedule 12-14

HARRIS & HARRIS GROUP, INC.

INVESTMENTS IN AND ADVANCES TO AFFILIATES

		Amount of
		Dividends
		or Interest	Value as of			Value as of
	Title of Issue or	Credited	December 31,	Gross	Gross	June 30,
Name of Issuer	Nature of Indebtedness(A)	to Income (B)	2014	Additions (C)	Reductions (D)	2015

MAJORITY OWNED CONTROLLED INVESTMENTS:

ProMuc, Inc.	Common Stock	$0	$1	$0	$0	$1

	Secured Convertible Bridge Note	17,852	482,164	17,852	0	500,016

SynGlyco, Inc.	Common Stock	$0	$0	$0	$0	$0

	Series A' Convertible Preferred Stock	0	0	154,685	0	154,685

	Senior Secured Debt	64,113	820,119	33,447	(287,733)	565,833

	Secured Convertible Bridge Notes	29,284	376,983	400,542	0	777,525

TARA Biosystems, Inc.	Common Stock	$0	$20	$0	$0	$20

	Secured Convertible Bridge Notes	13,830	308,811	213,830	0	522,641

Total Majority Owned Controlled Investments		$125,079	$1,988,098	$820,356	$(287,733)	$2,520,721

OTHER CONTROLLED INVESTMENTS:

Senova Systems, Inc.	Series B Convertible Preferred Stock	$0	$403,123	$54,582	$0	$457,705

	Series B-1 Convertible Preferred Stock	0	899,187	57,268	0	956,455

	Series C Convertible Preferred Stock	0	609,349	600,000	(678)	1,208,671

	Warrants for Series B Preferred Stock	0	56,563	7,658	0	64,221

Total Other Controlled Investments		$0	$1,968,222	$719,508	$(678)	$2,687,052

i

		Amount of
		Dividends
		or Interest	Value as of			Value as of
	Title of Issue or	Credited	December 31,	Gross	Gross	June 30,
Name of Issuer	Nature of Indebtedness(A)	to Income (B)	2014	Additions (C)	Reductions (D)	2015

AFFILIATE INVESTMENTS:

ABSMaterials, Inc.	Series A Convertible Preferred Stock	$0	$291,875	$8,788	$0	$300,663

	Series B Convertible Preferred Stock	0	1,255,717	0	(7,712)	1,248,005

Adesto Technologies Corporation	Series A Convertible Preferred Stock	$0	$1,652,609	$111,216	$0	$1,763,825

	Series B Convertible Preferred Stock	0	1,527,457	102,758	0	1,630,215

	Series C Convertible Preferred Stock	0	632,526	42,430	0	674,956

	Series D Convertible Preferred Stock	0	612,462	35,605	0	648,067

	Series D-1 Convertible Preferred Stock	0	356,159	21,129	0	377,288

	Series E Convertible Preferred Stock	0	10,042,110	521,840	0	10,563,950

AgBiome, LLC	Series A-1 Convertible Preferred Stock	$0	$2,406,210	$1,556,810	$0	$3,963,020

	Series A-2 Convertible Preferred Stock	0	583,494	299,340	0	882,834

D-Wave Systems, Inc.	Series 1 Class B Convertible Preferred Stock	$0	$1,766,715	$0	$(125,864)	$1,640,851

	Series 1 Class C Convertible Preferred Stock	0	699,457	0	(49,149)	650,308

	Series 1 Class D Convertible Preferred Stock	0	1,327,843	0	(93,303)	1,234,540

	Series 1 Class E Convertible Preferred Stock	0	435,260	0	(26,524)	408,736

	Series 1 Class F Convertible Preferred Stock	0	418,193	0	(25,485)	392,708

	Series 1 Class H Convertible Preferred Stock	0	870,998	0	(58,308)	812,690

	Series 2 Class D Convertible Preferred Stock	0	1,053,205	0	(74,006)	979,199

	Series 2 Class E Convertible Preferred Stock	0	839,844	0	(49,538)	790,306

	Series 2 Class F Convertible Preferred Stock	0	806,909	0	(47,596)	759,313

	Warrants for Common Stock	0	116,830	0	(116,004)	826

ii

		Amount of
		Dividends
		or Interest	Value as of			Value as of
	Title of Issue or	Credited	December 31,	Gross	Gross	June 30,
Name of Issuer	Nature of Indebtedness(A)	to Income (B)	2014	Additions (C)	Reductions (D)	2015

EchoPixel, Inc.	Series Seed Convertible Preferred Stock	$0	$1,312,425	$21,887	$0	$1,334,312

Ensemble Therapeutics Corporation	Series B Convertible Preferred Stock	$0	$1,060,023	$18,707	$0	$1,078,730

	Series B-1 Convertible Preferred Stock	0	1,833,862	0	(117,935)	1,715,927

HZO, Inc.	Common Stock	$0	$322,832	$0	$(14,419)	$308,413

	Series I Convertible Preferred Stock	0	4,482,097	0	(333,123)	4,148,974

	Series II Convertible Preferred Stock	0	2,113,002	0	(112,671)	2,000,331

Laser Light Engines, Inc.	Series A Convertible Preferred Stock	$0	$0	$0	$0	$0

	Series B Convertible Preferred Stock	0	0	0	0	0

	Convertible Bridge Notes(E)	0	0	0	0	0

Metabolon, Inc.	Series B Convertible Preferred Stock	$0	$2,781,374	$4,864	$0	$2,786,238

	Series B-1 Convertible Preferred Stock	0	1,158,654	4,448	0	1,163,102

	Series C Convertible Preferred Stock	0	2,535,525	3,388	0	2,538,913

	Series D Convertible Preferred Stock	0	2,179,624	7,567	0	2,187,191

	Series E-1 Convertible Preferred Stock	0	1,556,847	5,953	0	1,562,800

	Series E-2 Convertible Preferred Stock	0	0	300,415	0	300,415

	Warrants for Series B-1 Preferred Stock	0	484,535	0	(484,535)	0

Orig3n, Inc.	Series I Convertible Preferred Stock	$0	$0	$253,746	$0	$253,746

Produced Water Absorbents, Inc.	Series A Convertible Preferred Stock	$0	$300,215	$0	$(265,303)	$34,912

	Series B Convertible Preferred Stock	0	2,188,272	0	(1,337,648)	850,624

	Series B-2 Convertible Preferred Stock	0	1,579,844	0	(965,728)	614,116

iii

		Amount of
		Dividends
		or Interest	Value as of			Value as of
	Title of Issue or	Credited	December 31,	Gross	Gross	June 30,
Name of Issuer	Nature of Indebtedness(A)	to Income (B)	2014	Additions (C)	Reductions (D)	2015

Produced Water Absorbents, Inc. (Cont'd)	Series B-3 Convertible Preferred Stock	$0	$1,430,677	$0	$(874,546)	$556,131

	Series C Convertible Preferred Stock	0	755,130	0	(468,956)	286,174

	Series D Convertible Preferred Stock	0	0	984,203	(427,726)	556,477

	Warrants for Series B-2 Convertible Preferred Stock	0	44,014	0	(36,458)	7,556

	Subordinated Secured Non- Convertible Debt	75,467	979,450	15,134	(7,559)	987,025

	Secured Convertible Bridge Note	4,164	0	252,301	0	252,301

SiOnyx, Inc.	Series A Convertible Preferred Stock	$0	$0	$0	$0	$0

	Series A-1 Convertible Preferred Stock	0	0	0	0	0

	Series A-2 Convertible Preferred Stock	0	0	0	0	0

	Series B-1 Convertible Preferred Stock	0	0	0	0	0

	Series C Convertible Preferred Stock	0	0	0	0	0

	Warrants for Series B-1 Preferred Stock	0	0	0	0	0

	Warrants for Common Stock	0	0	0	0	0

	Secured Convertible Bridge Notes	164,517	161,285	2,766,555	0	2,927,840

UberSeq, Inc.	Series Seed Convertible Preferred Stock	$0	$506,159	$77,117	$0	$583,276

	Warrants for Series Seed Preferred Stock	0	0	194,424	0	194,424

Ultora, Inc.	Series A Convertible Preferred Stock	$0	$0	$0	$0	$0

	Series B Convertible Preferred Stock	0	0	0	0	0

	Unsecured Bridge Notes(E)	0	0	7,525	(7,525)	0

Total Affiliate Investments		$244,148	$57,461,719	$7,618,150	$(6,127,621)	$58,952,248

iv

(A)	Common stock, warrants, options, membership units and, in some cases, preferred stock are generally non-income producing and restricted. The principal amount of debt and the number of shares of common and preferred stock and number of membership units are shown in the accompanying Consolidated Schedules of Investments as of June 30, 2015, and December 31, 2014.

(B)	Represents the total amount of interest or dividends and yield-enhancing fees on debt securities credited to income for the portion of the year an investment was a control or affiliate investment, as appropriate. Amounts credited to preferred or common stock represent accrued bridge note interest related to conversions that occurred during 2014.

(C)	Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees. Gross additions also include net increases in unrealized appreciation or decreases in unrealized depreciation.

(D)	Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs. Gross reductions also include net increases in unrealized depreciation or decreases in unrealized appreciation.

(E)	Debt security is on non-accrual status and, therefore, is considered non-income producing during the six months ended June 30, 2015.

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