Form 10-Q
period 2015-09-30
HARRIS & HARRIS GROUP INC /NY/
filed 2015-11-09
CIK 893739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐     No     ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2015
Common Stock, $0.01 par value per share	30,903,501 shares

Harris & Harris Group, Inc.

Form 10-Q, September 30, 2015

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

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (Unaudited)

	September 30, 2015	December 31, 2014

ASSETS
Investments, in portfolio securities at value:
Unaffiliated privately held companies
(cost: $19,916,279 and $22,304,047, respectively)	$5,689,722	$13,854,906
Unaffiliated rights to milestone payments
(adjusted cost basis: $2,387,278 and $2,387,278, respectively)	5,058,083	3,193,865
Unaffiliated publicly traded securities
(cost: $1,623,029 and $1,741,128, respectively)	1,605,704	1,398,085
Non-controlled affiliated privately held companies
(cost: $57,473,883 and $67,236,533, respectively)	45,339,625	58,470,864
Non-controlled affiliated publicly traded companies
(cost: $11,683,371 and $5,591,299, respectively)	7,285,825	8,384,641
Controlled affiliated privately held companies
(cost: $21,879,303 and $13,111,030, respectively)	6,258,526	4,462,479
Equity method privately held company
(adjusted cost basis: $228,379 and $0, respectively)	228,379	0
Total, investments in private portfolio companies, rights to milestone payments, public securities at value
(cost: $115,191,522 and $112,371,315, respectively)	$71,465,864	$89,764,840
Cash	21,427,019	20,748,314
Funds held in escrow from sales of investments at value (Note 3)	374,851	306,802
Receivable from portfolio company	0	160,877
Interest receivable	11,020	62,482
Prepaid expenses	420,654	754,856
Other assets	458,600	296,690
Total assets	$94,158,008	$112,094,861

LIABILITIES & NET ASSETS

Term loan credit facility (Note 5)	$5,000,000	$0
Post-retirement plan liabilities (Note 8)	1,307,680	1,267,615
Accounts payable and accrued liabilities	583,980	841,915
Deferred rent	292,152	330,904
Total liabilities	$7,183,812	$2,440,434

Commitments and contingencies (Note 12)

Net assets	$86,974,196	$109,654,427

Net assets are comprised of:
Preferred stock, $0.10 par value,
2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares
authorized at 9/30/15 and 12/31/14; 33,150,425 and
33,109,583 shares issued at 9/30/15 and 12/31/14, respectively	331,504	331,096
Additional paid in capital (Note 9)	215,621,582	215,051,662
Accumulated net operating and realized loss	(81,671,504)	(80,434,528)
Accumulated unrealized depreciation of investments	(43,725,658)	(22,606,475)
Accumulated other comprehensive income (Note 8)	561,465	718,203
Treasury stock, at cost (2,127,559 shares at 9/30/15 and
1,828,740 shares at 12/31/14) (Note 13)	(4,143,193)	(3,405,531)

Net assets	$86,974,196	$109,654,427
Shares outstanding	31,022,866	31,280,843
Net asset value per outstanding share	$2.80	$3.51

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2015	2014	2015	2014
Investment income:
Interest from:
Unaffiliated companies	$6,785	$21,555	$27,561	$108,237
Non-controlled affiliated companies	44,886	(27,703)	299,208	55,668
Controlled affiliated companies	72,759	40,382	164,392	111,715
Cash and U.S. Treasury securities and other	4,599	1,796	9,347	8,274
Fees for providing managerial assistance to
portfolio companies	71,359	37,500	84,859	37,500
Yield-enhancing fees on debt securities	44,014	19,843	90,062	52,105
Total investment income	244,402	93,373	675,429	373,499

Expenses:
Salaries, benefits and stock-based
compensation (Note 9)	955,900	1,127,028	3,012,078	3,786,814
Administration and operations	105,120	108,908	341,214	446,348
Professional fees	278,654	365,557	1,165,673	962,780
Rent	83,308	69,389	218,772	217,480
Insurance expense	73,768	84,006	215,103	251,946
Directors’ fees and expenses	98,218	91,875	286,743	278,283
Interest and other debt expense	209,831	94,831	561,577	282,827
Custody fees	15,701	16,200	47,317	45,219
Depreciation	11,710	13,182	36,412	39,632
Total expenses	1,832,210	1,970,976	5,884,889	6, 311,329

Net operating loss	(1,587,808)	(1,877,603)	(5,209,460)	(5,937,830)

Net realized gain (loss):
Realized gain (loss) from investments:
Unaffiliated companies	(294,797)	15,475	3,005,039	3,962,313
Controlled affiliated companies	1,559,235	0	1,559,235	0
Unaffiliated rights to milestone payments	0	536,813	0	536,813
Non-Controlled affiliated companies	0	(4,488,575)	(392,430)	(11,199,638)
Publicly traded companies	11,158	0	52,569	1,333,497
Written call options	0	145,426	0	232,079
Realized gain (loss) from investments	1,275,596	(3,790,861)	4,224,413	(5,134,936)

Income tax expense (Note 10)	376	1,676	2,081	17,662
Net realized gain (loss) from investments	1,275,220	(3,792,537)	4,222,332	(5,152,598)

Net (increase) decrease in unrealized
depreciation on investments:
Investments	(16,532,025)	4,857,214	(21,119,183)	8,040,836
Written call options	0	(97,926)	0	(8,882)
Net (increase) decrease in unrealized
depreciation on investments	(16,532,025)	4,759,288	(21,119,183)	8,031,954

Net realized and unrealized
(loss) gain on investments	(15,256,805)	966,751	(16,896,851)	2,879,356

Share of loss on equity method investment	(60,012)	0	(249,848)	0

Net decrease in net assets
resulting from operations:

Total	$(16,904,625)	$(910,852)	$(22,356,159)	$(3,058,474)

Per average basic and diluted outstanding share	$(0.54)	$(0.03)	$(0.71)	$(0.10)

Average outstanding shares	31,251,950	31, 245,664	31,272,790	31, 215,069

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2015	2014	2015	2014

Net decrease resulting from operations	$(16,904,625)	$(910,852)	$(22,356,159)	$(3,058,474)

Other comprehensive income (loss):

Amortization of prior service cost	(52,246)	(52,246)	(156,738)	(156,738)

Other comprehensive loss	(52,246)	(52,246)	(156,738)	(156,738)

Comprehensive loss	$(16,956,871)	$(963,098)	$(22,512,897)	$(3,215,212)

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014

Cash flows (used in) provided by operating activities:
Net decrease in net assets resulting from operations	$(22,356,159)	$(3,058,474)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized loss (gain) and change in unrealized
depreciation (appreciation) on investments	16,894,770	(2,897,018)
Depreciation of fixed assets, amortization of prepaid
assets and accretion of bridge note interest	(381,204)	(145,502)
Share of loss on equity method investee	249,848	0
Stock-based compensation expense	617,972	741,483
Amortization of prior service cost	(156,738)	(156,738)
Purchase of U.S. government securities	0	(19,999,044)
Sale of U.S. government securities	0	38,998,052
Purchase of equity method investment	(262,215)	0
Purchase of affiliated portfolio companies	(6,690,532)	(12,056,559)
Purchase of unaffiliated portfolio companies	(509,824)	(240,500)
Payments received on debt investments	783,418	865,071
Proceeds from sale of investments and conversion of bridge notes	8,183,453	10,929,061
Proceeds from call option premiums	0	338,229
Payments for put and call option purchases	0	(218,352)

Changes in assets and liabilities:
Receivable from portfolio company	160,877	54,160
Receivable from sales of investments	0	427,466
Interest receivable	51,462	2,728
Prepaid expenses	334,202	368,642
Other assets	(191,891)	(621)
Post-retirement plan liabilities	40,065	48,776
Accounts payable and accrued liabilities	(257,935)	(4,244)
Deferred rent	(38,752)	(10,771)

Net cash (used in) provided by operating activities	(3,529,183)	13,985,845

Cash flows from investing activities:
Purchase of fixed assets	(6,806)	(5,296)
Net cash used in investing activities	(6,806)	(5,296)

Cash flows from financing activities:
Proceeds from drawdown of loan facility	5,000,000	0
Purchase of treasury stock	(737,662)	0
Payment of withholdings related to net settlement of restricted stock	(47,644)	(68,872)
Net cash provided by (used in) financing activities	4,214,694	(68,872)

Net increase in cash	$678,705	$13,911,677

Cash at beginning of the period	20,748,314	8,538,548
Cash at end of the period	$21,427,019	$22,450,225

Supplemental disclosures of cash flow information:
Income taxes paid	$2,081	$17,662

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	Nine Months Ended	Year Ended
	September 30, 2015	December 31, 2014

Changes in net assets from operations:

Net operating loss	$(5,209,460)	$(7,901,727)
Net realized gain (loss) on investments	4,222,332	(5,083,625)
Net (increase) in unrealized
depreciation on investments	(21,119,183)	(576,186)
Net (decrease) in unrealized
appreciation on written call options	0	(8,882)
Share of loss on equity method investment	(249,848)	0

Net decrease in net assets
resulting from operations	(22,356,159)	(13,570,420)

Changes in net assets from
capital stock transactions:

Purchase of treasury stock	(737,662)	0
Acquisition of vested restricted stock awards
to pay required employee withholding tax	(47,644)	(124,751)
Stock-based compensation expense	617,972	857,006

Net (decrease) increase in net assets resulting
from capital stock transactions	(167,334)	732,255

Changes in net assets from accumulated
other comprehensive (loss) income:

Other comprehensive (loss)	(156,738)	(208,983)

Net (decrease) in net assets resulting from
accumulated other comprehensive (loss) income	(156,738)	(208,983)

Net decrease in net assets	(22,680,231)	(13,047,148)

Net Assets:

Beginning of the period	109,654,427	122,701,575

End of the period	$86,974,196	$109,654,427

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2015 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) –
14.2% of net assets at value

Private Placement Portfolio (Illiquid) (4) –
6.5% of net assets at value

Bridgelux, Inc. (5)(8)(9)(10)		Energy
Manufacturing high-power light emitting
diodes (LEDs) and arrays
Series B Convertible Preferred Stock	(M)		$1,000,000	1,861,504	$259,350
Series C Convertible Preferred Stock	(M)		1,352,196	2,130,699	535,587
Series D Convertible Preferred Stock	(M)		1,371,622	999,999	738,177
Series E Convertible Preferred Stock	(M)		672,599	440,334	608,537
Series E-1 Convertible Preferred Stock	(M)		386,073	399,579	401,267
Warrants for Series E Convertible Preferred
Stock expiring 12/31/17	(M)		93,969	170,823	0
Warrants for Common Stock expiring 6/1/16	(M)		72,668	132,100	0
Warrants for Common Stock expiring 8/9/18	(M)		148,409	171,183	0
Warrants for Common Stock expiring 10/21/18	(M)		18,816	84,846	0
			5,116,352		2,542,918

Cambrios Technologies Corporation (5)(8)(9)		Electronics
Developing nanowire-enabled electronic
materials for the display industry
Series B Convertible Preferred Stock	( I )		1,294,025	1,294,025	9,176
Series C Convertible Preferred Stock	( I )		1,300,000	1,300,000	9,218
Series D Convertible Preferred Stock	( I )		515,756	515,756	192,940
Series D-2 Convertible Preferred Stock	( I )		92,400	92,400	17,338
Series D-4 Convertible Preferred Stock	( I )		216,168	216,168	40,563
			3,418,349		269,235

Cobalt Technologies, Inc. (8)(9)(11)		Energy
Developed processes for making bio-
butanol through biomass fermentation
Series C-1 Convertible Preferred Stock	(M)		749,998	352,112	0
Series D-1 Convertible Preferred Stock	(M)		122,070	48,828	0
Series E-1 Convertible Preferred Stock	(M)		114,938	46,089	0
Warrants for Series E-1 Pref. Stock expiring on 10/9/22	( I )		2,781	1,407	0
Warrants for Series E-1 Pref. Stock expiring on 3/11/23	( I )		5,355	2,707	0
			995,142		0

Magic Leap, Inc. (8)(9)(12)		Electronics
Developing novel human computing
interfaces and software
Series B Convertible Preferred Stock	( I )		338,604	29,291	323,677

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2015 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) –
14.2% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) –
6.5% of net assets at value (Cont.)

Mersana Therapeutics, Inc. (5)(8)(9)		Life Sciences
Developing antibody drug conjugates
for cancer therapy
Series A-1 Convertible Preferred Stock	(H)		$683,538	635,081	$557,075
Series B-1 Convertible Preferred Stock	(H)		104,521	97,111	106,820
Common Stock	(H)		3,875,395	350,539	243,483
			4,663,454		907,378

Nanosys, Inc. (5)(8)		Energy
Developing inorganic nanowires and
quantum dots for use in LED-backlit devices
Series C Convertible Preferred Stock	(M)		1,500,000	803,428	141,754
Series D Convertible Preferred Stock	(M)		3,000,003	1,016,950	652,762
Series E Convertible Preferred Stock	(M)		496,573	433,688	471,530
			4,996,576		1,266,046

Nano Terra, Inc. (5)		Energy
Developing surface chemistry and nano-
manufacturing solutions
Senior secured debt, 12.0%, maturing on 12/1/15	( I )		66,548	$101,951	100,975
Warrants for Common Stock expiring on 2/22/21	( I )		69,168	4,462	1,148
Warrants for Series A-3 Pref. Stock expiring on 11/15/22	( I )		35,403	47,508	61,662
			171,119		163,785

Phylagen, Inc. (5)(8)(13)		Life Sciences
Developing technology to improve human
health and productivity
Secured Convertible Bridge Note, 5%, acquired 2/5/15	(M)		206,521	$200,000	206,521
Secured Convertible Bridge Note, 5%, acquired 6/5/15	(M)		10,162	$10,000	10,162
			216,683		216,683

Total Unaffiliated Private Placement Portfolio (cost: $19,916,279)					$5,689,722

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2015 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Rights to Milestone Payments (Illiquid) (6) – 5.8% of net assets at value

Amgen, Inc. (8)(9)		Life Sciences
Rights to Milestone Payments from
Acquisition of BioVex Group, Inc.	( I )		$1,757,608	$1,757,608	$3,794,540

Laird Technologies, Inc. (8)(9)		Energy
Rights to Milestone Payments from Merger &
Acquisition of Nextreme Thermal Solutions, Inc.	( I )		0	$0	0

Canon, Inc. (8)(9)(14)		Electronics
Rights to Milestone Payments from
Acquisition of Molecular Imprints, Inc.	( I )		629,670	$629,670	1,263,543

Total Unaffiliated Rights to Milestone Payments (cost: $2,387,278)					$5,058,083

Publicly Traded Portfolio (7) – 1.9% of net assets at value

Champions Oncology, Inc. (5)(9)		Life Sciences
Developing its TumorGraftTM platform for
personalized medicine and drug development
Common Stock	(M)		$1,622,629	2,922,492	$1,579,284
Warrants for Common Stock expiring 1/28/19	( I )		400	66,000	26,420
			1,623,029		1,605,704

Total Unaffiliated Publicly Traded Portfolio (cost: $1,623,029)					$1,605,704

Total Investments in Unaffiliated Companies (cost: $23,926,586)					$12,353,509

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2015 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled
Affiliated Companies (3) –
60.5% of net assets at value

Private Placement Portfolio (Illiquid) (15) – 52.1% of net assets at value

ABSMaterials, Inc. (5)(8)(9)		Energy
Developing nano-structured absorbent materials
for water remediation and consumer applications
Series A Convertible Preferred Stock	( I )		$435,000	390,000	$306,779
Series B Convertible Preferred Stock	( I )		1,217,644	1,037,751	1,248,058
			1,652,644		1,554,837

Adesto Technologies Corporation (5)(8)(9)(16)		Electronics
Developing low-power, high-performance
memory devices
Series A Convertible Preferred Stock	(M)		2,200,000	6,547,619	928,895
Series B Convertible Preferred Stock	(M)		2,200,000	5,952,381	844,450
Series C Convertible Preferred Stock	(M)		1,485,531	2,122,187	301,070
Series D Convertible Preferred Stock	(M)		1,393,147	1,466,470	214,922
Series D-1 Convertible Preferred Stock	(M)		703,740	987,706	140,124
Series E Convertible Preferred Stock	(M)		2,499,999	3,508,771	4,920,118
			10,482,417		7,349,579

AgBiome, LLC (5)(8)(9)		Life Sciences
Providing early-stage research and discovery for
agriculture and utilizing the crop microbiome to
identify products that reduce risk and improve yield
Series A-1 Convertible Preferred Stock	( I )		2,000,000	2,000,000	4,035,554
Series A-2 Convertible Preferred Stock	( I )		521,740	417,392	896,459
Series B Convertible Preferred Stock	( I )		500,006	160,526	574,333
			3,021,746		5,506,346

D-Wave Systems, Inc. (8)(9)(17)		Electronics
Developing high-performance
quantum computing systems
Series 1 Class B Convertible Preferred Stock	(H)		1,002,074	1,144,869	1,535,674
Series 1 Class C Convertible Preferred Stock	(H)		487,804	450,450	608,449
Series 1 Class D Convertible Preferred Stock	(H)		748,473	855,131	1,155,075
Series 1 Class E Convertible Preferred Stock	(H)		248,049	269,280	380,372
Series 1 Class F Convertible Preferred Stock	(H)		238,323	258,721	365,457
Series 1 Class H Convertible Preferred Stock	(H)		909,088	460,866	758,165
Series 2 Class D Convertible Preferred Stock	(H)		736,019	678,264	916,171
Series 2 Class E Convertible Preferred Stock	(H)		659,493	513,900	734,858
Series 2 Class F Convertible Preferred Stock	(H)		633,631	493,747	706,040
Warrants for Common Stock expiring 5/12/19	( I )		26,357	20,415	819
			5,689,311		7,161,080

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2015 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled
Affiliated Companies (3) – 60.5% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (15) – 52.1% of net assets at value (Cont.)

EchoPixel, Inc. (5)(8)(9)		Life Sciences
Developing algorithms and software to improve
visualization of data for life science and
healthcare applications
Series Seed Convertible Preferred Stock	( I )		$1,250,000	4,194,630	$1,348,754

Ensemble Therapeutics Corporation (5)(8)(9)		Life Sciences
Developing DNA-Programmed ChemistryTM
for the discovery of new classes of therapeutics
Series B Convertible Preferred Stock	( I )		2,000,000	1,449,275	752,423
Series B-1 Convertible Preferred Stock	( I )		679,754	492,575	1,461,514
			2,679,754		2,213,937

HZO, Inc. (5)(8)(9)		Electronics
Developing novel industrial coatings that
protect electronics against damage from liquids
Common Stock	( I )		666,667	405,729	318,269
Series I Convertible Preferred Stock	( I )		5,709,835	2,266,894	4,181,907
Series II Convertible Preferred Stock	( I )		2,500,006	674,638	2,503,470
			8,876,508		7,003,646

Laser Light Engines, Inc. (8)(9)		Energy
Manufactured solid-state light sources for
digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	(M)		2,000,000	7,499,062	0
Series B Convertible Preferred Stock	(M)		3,095,802	13,571,848	0
Secured Convertible Bridge Note, 12%, acquired 10/7/11	(M)		200,000	$200,000	0
Secured Convertible Bridge Note, 12%, acquired 11/17/11	(M)		95,652	$95,652	0
Secured Convertible Bridge Note, 12%, acquired 12/21/11	(M)		82,609	$82,609	0
Secured Convertible Bridge Note, 12%, acquired 3/5/12	(M)		434,784	$434,784	0
Secured Convertible Bridge Note, 12%, acquired 7/26/12	(M)		186,955	$186,955	0
Secured Convertible Bridge Note, 20%, acquired 4/29/13	(M)		166,667	$166,667	0
Secured Convertible Bridge Note, 20%, acquired 7/22/13	(M)		166,667	$166,667	0
Secured Convertible Bridge Note, 10%, acquired 10/30/13	(M)		80,669	$80,669	0
Secured Convertible Bridge Note, 10%, acquired 2/5/14	(M)		19,331	$19,331	0
Secured Convertible Bridge Note, 10%, acquired 6/24/14	(M)		13,745	$13,745	0
			6,542,881		0

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2015 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled
Affiliated Companies (3) – 60.5% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (15) – 52.1% of net assets at value (Cont.)

Metabolon, Inc. (5)(8)(9)		Life Sciences
Developing a biochemical profiling
platform for precision medicine
Series B Convertible Preferred Stock	(M)		$2,500,000	371,739	$2,594,442
Series B-1 Convertible Preferred Stock	(M)		706,214	148,696	1,082,077
Series C Convertible Preferred Stock	(M)		1,000,000	1,000,000	2,360,805
Series D Convertible Preferred Stock	(M)		1,499,999	835,882	1,990,454
Series E-1 Convertible Preferred Stock	(M)		1,225,000	444,404	1,402,598
Series E-2 Convertible Preferred Stock	(M)		299,999	103,277	300,234
			7,231,212		9,730,610

ORIG3N, Inc. (5)(8)(9)(13)		Life Sciences
Developing precision medicine applications
for induced pluripotent stems cells
Series 1 Convertible Preferred Stock	( I )		500,000	1,195,315	505,938

Produced Water Absorbents, Inc. (5)(8)(18)		Energy
Developing nano-structured absorbent materials
for environmental remediation of contaminated
water in the oil and gas industries
Series A Convertible Preferred Stock	(M)		1,000,000	1,000,000	2,704
Series B Convertible Preferred Stock	(M)		1,496,865	5,987,460	364,117
Series B-2 Convertible Preferred Stock	(M)		1,015,427	4,322,709	262,878
Series B-3 Convertible Preferred Stock	(M)		978,641	3,914,564	238,057
Series C Convertible Preferred Stock	(M)		1,000,268	2,667,380	121,750
Series D Convertible Preferred Stock	(M)		986,066	2,629,510	239,682
Subordinated Secured Debt, 12%, maturing on 12/31/15	( I )		993,417	$1,000,000	968,050
Subordinated Convertible Bridge Note, 12%, acquired 6/3/2015	(M)		259,863	$250,000	259,863
Subordinated Convertible Bridge Note, 12%, acquired 7/15/2015	(M)		256,411	$250,000	256,411
Subordinated Convertible Bridge Note, 12%, acquired 9/28/2015	(M)		250,247	$250,000	250,247
Warrants for Series B-2 Preferred Stock expiring upon liquidation event	( I )		65,250	300,000	1,139
			8,302,455		2,964,898

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2015 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled
Affiliated Companies (3) – 60.5% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (15) – 52.1% of net assets at value (Cont.)

Ultora, Inc. (5)(8)		Energy
Developed energy-storage devices enabled by carbon nanotubes
Series A Convertible Preferred Stock	(M)		$886,830	17,736	$0
Series B Convertible Preferred Stock	(M)		236,603	2,347,254	0
Secured Convertible Bridge Note, 5%, acquired 5/7/14	(M)		86,039	$86,039	0
Secured Convertible Bridge Note, 5%, acquired 8/20/14	(M)		17,208	$17,208	0
Secured Convertible Bridge Note, 5%, acquired 10/14/14	(M)		10,750	$10,750	0
Secured Convertible Bridge Note, 5%, acquired 3/30/15	(M)		7,525	$7,525	0
			1,244,955		0

Total Non-Controlled Private Placement Portfolio (cost: $57,473,883)					$45,339,625

Publicly Traded Portfolio (19) – 8.4% of net assets at value

Enumeral Biomedical Holdings, Inc. (5)(9)(20)		Life Sciences
Developing therapeutics and diagnostics through functional assaying of single cells
Common Stock	(M)		$4,993,357	7,966,368	$3,160,681
Warrants for Common Stock expiring 7/30/19	( I )		540,375	1,500,000	195,549
Warrants for Common Stock expiring 2/2/24	( I )		57,567	255,120	87,482
Options to Purchase Common Stock at $1.00 expiring 7/30/16	( I )		0	80,000	1,875
			5,591,299		3,445,587

OpGen, Inc. (5)(8)(21)		Life Sciences
Developing tools for genomic sequence assembly and analysis
Common Stock	(M)		5,665,708	1,409,796	3,637,274
Warrants for Common Stock expiring 5/8/20	(M)		425,579	300,833	174,032
Warrants for Common Stock expiring 2/17/25	( I )		785	31,206	28,932
			6,092,072		3,840,238

Total Non-Controlled Publicly Traded Portfolio (cost: $11,683,371)					$7,285,825

Total Investments in Non-Controlled Affiliated Companies (cost: $69,157,254)					$52,625,450

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2015 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Controlled
Affiliated Companies (3) – 7.2% of net assets at value

Private Placement Portfolio (Illiquid) (22) – 7.2% of net assets at value

Black Silicon Holdings, Inc. (5)(8)(23)		Electronics
Developing silicon-based optoelectronic
products enabled by its proprietary Black Silicon
Series A Convertible Preferred Stock	( I )		$750,000	233,499	$0
Series A-1 Convertible Preferred Stock	( I )		890,000	2,966,667	0
Series A-2 Convertible Preferred Stock	( I )		2,445,000	4,207,537	0
Series B-1 Convertible Preferred Stock	( I )		1,169,561	1,892,836	0
Series C Convertible Preferred Stock	( I )		1,171,316	1,674,030	0
Secured Convertible Bridge Note, 8%, acquired 8/4/15	( I )		1,294,931	$1,278,454	318,738
			7,720,808		318,738

NGX Bio, Inc. (5)(8)(9)(24)		Life Sciences
Developing translational genomics solutions
Series Seed Convertible Preferred Stock	( I )		375,000	500,000	585,214
Series A Convertible Preferred Stock	( I )		499,999	329,989	504,882
Warrants for Series Seed Preferred Stock expiring 6/6/19	( I )		125,000	166,667	195,070
			999,999		1,285,166

ProMuc, Inc. (5)(8)		Life Sciences
Developing synthetic mucins for the
nutritional, food and healthcare markets
Common Stock	(M)		1	1,000	1
Secured Convertible Bridge Note, 8%, acquired 12/18/13	(M)		400,016	$350,000	400,016
Secured Convertible Bridge Note, 8%, acquired 8/13/14	(M)		109,074	$100,000	109,074
Secured Convertible Bridge Note, 8%, acquired 8/5/15	(M)		75,937	$75,000	75,937
			585,028		585,028

Senova Systems, Inc. (5)(8)		Life Sciences
Developing next-generation sensors to measure pH
Series B Convertible Preferred Stock	( I )		1,218,462	1,350,000	465,021
Series B-1 Convertible Preferred Stock	( I )		1,083,960	2,759,902	879,999
Series C Convertible Preferred Stock	( I )		1,208,287	1,611,049	1,210,089
Warrants for Series B Preferred Stock expiring 10/15/17	( I )		131,538	164,423	56,637
Warrants for Series B Preferred Stock expiring 4/24/18	( I )		20,000	25,000	8,611
			3,662,247		2,620,357

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2015 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Controlled
Affiliated Companies (3) – 7.2% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (22) – 7.2% of net assets at value (Cont.)

SynGlyco, Inc. (5)(8)		Life Sciences
Developed synthetic carbohydrates for
pharmaceutical applications
Common Stock	( I )		$2,729,817	57,463	$0
Series A' Convertible Preferred Stock	( I )		4,855,627	4,855,627	123,460
Secured Convertible Bridge Note, 8%, acquired 1/23/13	( I )		430,699	$350,000	430,699
Secured Convertible Bridge Note, 8%, acquired 4/25/13	( I )		362,114	$300,000	362,114
			8,378,257		916,273

TARA Biosystems, Inc. (5)(8)		Life Sciences
Developing human tissue models for toxicology
and drug discovery applications
Common Stock	(M)		20	2,000,000	20
Secured Convertible Bridge Note, 8%, acquired 8/20/14	(M)		326,983	$300,000	326,983
Secured Convertible Bridge Note, 8%, acquired 5/18/15	(M)		205,961	$200,000	205,961
			532,964		532,964

Total Controlled Private Placement Portfolio (cost: $21,879,303)					$6,258,526

Total Investments in Controlled Affiliated Companies (cost: $21,879,303)					$6,258,526

Total Private Placement and Publicly Traded Portfolio (cost: $114,963,143)					$71,237,485

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2015 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Equity Method Investments (25) – 0.3% of net assets at value

Private Placement Portfolio (Illiquid) (25) – 0.3% of net assets at value

Accelerator IV-New York Corporation (5)(8)(9)(26)		Life Sciences
Identifying and managing emerging
biotechnology companies
Series A Common Stock	(E)		$228,379	478,227	$228,379

Total Equity Method Investments (cost: $228,379)					$228,379

Total Investments (cost: $115,191,522)					$71,465,864

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2015 (Unaudited)

Notes to Consolidated Schedule of Investments

(1)	See "Footnote to Consolidated Schedule of Investments" on page 32 for a description of the "Valuation Procedures."

(2)	We classify "Energy" companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials. We classify "Electronics" companies as those that address problems in electronics-related industries, including semiconductors and computing. We classify "Life Sciences" companies as those that address problems in life sciences-related industries, including biotechnology, agriculture, advanced materials and chemicals, healthcare, bioprocessing, water, industrial biotechnology, food, nutrition and energy.

(3)	Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own five percent or more, but less than 25 percent, of the voting shares of the portfolio company, or where we hold one or more seats on the portfolio company’s board of directors but do not control the company. Investments in controlled affiliated companies consist of investments in which we own 25 percent or more of the voting shares of the portfolio company or otherwise control the company.

(4)	The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $19,916,279. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $14,226,557.

(5)	All or a portion of the investments or instruments are pledged as collateral under our Loan Facility with Orix Corporate Capital, Inc.

(6)	The aggregate cost for federal income tax purposes of investments in unaffiliated rights to milestone payments is $2,387,278. The gross unrealized appreciation based on the tax cost for these securities is $2,670,805. The gross unrealized depreciation based on the tax cost for these securities is $0.

(7)	The aggregate cost for federal income tax purposes of investments in unaffiliated publicly traded companies is $1,623,029. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $17,325.

(8)	We are subject to legal restrictions on the sale of our investment(s) in this company.

(9)	Represents a non-income producing security. Investments that have not paid dividends or interest within the last 12 months are considered to be non-income producing.

(10)	On July 21, 2015, Bridgelux signed a definitive agreement to be acquired by an investment group led by China Electronics Corporation and ChongQing Linkong Development Investment Company. The close of this transaction is subject to customary regulatory approvals.

(11)	Cobalt Technologies, Inc., also did business as Cobalt Biofuels. Cobalt is in the process of liquidating its assets for the benefit of creditors.

(12)	We received our shares of Magic Leap, Inc., as part of the consideration paid for one of our portfolio companies in an acquisition during the second quarter of 2015. A total of 4,394 shares of our 29,291 shares of Magic Leap are held in escrow to satisfy indemnity claims through May 1, 2016.

(13)	Initial investment was made in 2015.

The accompanying unaudited notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2015 (Unaudited)

(14)	On October 1, 2015, we received proceeds of $795,657 upon achievement of the first milestone. This amount is included in the value of our potential milestone payments as of September 30, 2015.

(15)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated privately held companies is $57,473,883. The gross unrealized appreciation based on the tax cost for these securities is $6,560,459. The gross unrealized depreciation based on the tax cost for these securities is $18,694,717.

(16)	In October of 2015, Adesto effected a 33:1 reverse stock split. On October 27, 2015, Adesto completed an initial public offering ("IPO") at which time all of our shares of preferred stock converted to common stock. Our shares of Series A, B, C, and D Preferred Stock converted on a one-for-one basis. Each share of our Series D-1 Preferred Stock converted into 1.033 shares of common stock. Each share of our Series E Preferred Stock converted into 9.8841 shares of common stock.

(17)	D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave through Parallel Universes, Inc., a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. See "Note 3. Summary of Significant Accounting Policies." D-Wave is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire non-qualifying assets unless, at the time the acquisition is made, qualifying assets are at least 70 percent of our total assets.

(18)	Produced Water Absorbents, Inc., also does business as ProSep, Inc.

(19)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated publicly traded companies is $11,683,371. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $4,397,546.

(20)	A portion of the Company's shares and warrants of Enumeral Biomedical Holdings, Inc., are subject to restrictions on transfer, and we are also subject to a lock-up agreement that restricts our ability to trade these shares, exclusive of the general restriction on the transfer of unregistered securities. The lock-up period on our 7,966,368 shares of Enumeral Biomedical Holdings expires on January 31, 2016.

(21)	The Company's shares of OpGen, Inc., became freely tradeable on November 2, 2015. A total of 300,833 shares and 300,833 warrants are not qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire non-qualifying assets unless, at the time the acquisition is made, qualifying assets are at least 70 percent of our total assets.

(22)	The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $21,879,303. The gross unrealized appreciation based on the tax cost for these securities is $285,167. The gross unrealized depreciation based on the tax cost for these securities is $15,905,944.

(23)	On August 3, 2015, SiOnyx, Inc., reorganized its corporate structure to become a subsidiary of a new company, Black Silicon Holdings, Inc. Our security holdings of SiOnyx converted into securities of Black Silicon Holdings. SiOnyx was then acquired by an undisclosed buyer. Black Silicon Holdings owns a profit interest in the undisclosed buyer.

(24)	On August 19, 2015, UberSeq, Inc., changed its name to NGX Bio, Inc.

(25)	The aggregate cost for federal income tax purposes of investments in privately held equity method investments is $228,379. Under the equity method, investments are carried at cost, plus or minus the Company's equity in the increases and decreases in the investee's net assets after the date of acquisition and certain other adjustments.

(26)	As part of our initial investment in Accelerator IV-New York Corporation, the Company made an additional operating and investment commitment. See "Note 11. Commitments and Contingencies."

The accompanying unaudited notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 16.8% of net assets at value

Private Placement Portfolio (Illiquid) (4) – 12.6% of net assets at value

Bridgelux, Inc. (5)(8)(9)		Energy
Manufacturing high-power light emitting diodes (LEDs) and arrays
Series B Convertible Preferred Stock	(M)		$1,000,000	1,861,504	$607,692
Series C Convertible Preferred Stock	(M)		1,352,196	2,130,699	826,294
Series D Convertible Preferred Stock	(M)		1,371,622	999,999	787,915
Series E Convertible Preferred Stock	(M)		672,599	440,334	724,344
Series E-1 Convertible Preferred Stock	(M)		386,073	399,579	499,686
Warrants for Series C Convertible Preferred Stock expiring 8/31/15	( I )		168,270	163,900	32,815
Warrants for Series D Convertible Preferred Stock expiring 8/31/15	( I )		128,543	166,665	35,139
Warrants for Series E Convertible Preferred Stock expiring 12/31/17	( I )		93,969	170,823	36,448
Warrants for Common Stock expiring 6/1/16	( I )		72,668	132,100	6,562
Warrants for Common Stock expiring 8/9/18	( I )		148,409	171,183	29,966
Warrants for Common Stock expiring 10/21/18	( I )		18,816	84,846	4,215
			5,413,165		3,591,076

Cambrios Technologies Corporation (5)(8)(9)		Electronics
Developing nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock	( I )		1,294,025	1,294,025	41,829
Series C Convertible Preferred Stock	( I )		1,300,000	1,300,000	42,022
Series D Convertible Preferred Stock	( I )		515,756	515,756	358,416
Series D-2 Convertible Preferred Stock	( I )		92,400	92,400	32,361
Series D-4 Convertible Preferred Stock	( I )		216,168	216,168	75,708
			3,418,349		550,336

Cobalt Technologies, Inc. (5)(8)(9)(10)		Energy
Developing processes for making bio- butanol through biomass fermentation
Series C-1 Convertible Preferred Stock	(M)		749,998	352,112	0
Series D-1 Convertible Preferred Stock	(M)		122,070	48,828	0
Series E-1 Convertible Preferred Stock	(M)		114,938	46,089	0
Warrants for Series E-1 Pref. Stock expiring on 10/9/22	( I )		2,781	1,407	0
Warrants for Series E-1 Pref. Stock expiring on 3/11/23	( I )		5,355	2,707	0
			995,142		0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 16.8% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) – 12.6% of net assets at value (Cont.)

GEO Semiconductor Inc. (5)(11)		Electronics
Developing programmable, high-performance video and geometry processing solutions
Loan and Security Agreement with GEO Semiconductor relating to the following assets:
Warrants for Series A Pref. Stock expiring on 3/1/18	( I )		$7,512	10,000	$10,919
Warrants for Series A-1 Pref. Stock expiring on 6/29/18	( I )		7,546	10,000	12,010
			15,058		22,929

Mersana Therapeutics, Inc. (5)(8)(9)(12)		Life Sciences
Developing antibody drug conjugates for cancer therapy
Series A-1 Convertible Preferred Stock	( I )		683,538	635,081	434,387
Common Stock	( I )		3,875,395	350,539	138,048
			4,558,933		572,435

Molecular Imprints, Inc. (5)(8)(9)(13)		Electronics
Manufacturing nanoimprint lithography capital equipment for non-semiconductor manufacturing markets
Series A Convertible Preferred Stock	(M)		928,884	928,884	928,884

Nanosys, Inc. (5)(8)		Energy
Developing inorganic nanowires and quantum dots for use in LED-backlit devices
Series C Convertible Preferred Stock	(M)		1,500,000	803,428	932,035
Series D Convertible Preferred Stock	(M)		3,000,003	1,016,950	2,530,003
Series E Convertible Preferred Stock	(M)		496,573	433,688	844,004
			4,996,576		4,306,042

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 16.8% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) – 12.6% of net assets at value (Cont.)

Nano Terra, Inc. (5)		Energy
Developing surface chemistry and nano- manufacturing solutions
Senior secured debt, 12.0%, maturing on 12/1/15	( I )		$349,966	$385,369	$383,180
Warrants for Series A-2 Pref. Stock expiring on 2/22/21	( I )		69,168	446,248	13
Warrants for Series C Pref. Stock expiring on 11/15/22	( I )		35,403	241,662	66,673
			454,537		449,866

Nantero, Inc. (5)(8)(9)		Electronics
Developing a high-density, nonvolatile, random access memory chip, enabled by carbon nanotubes
Series A Convertible Preferred Stock	( I )		489,999	345,070	1,440,529
Series B Convertible Preferred Stock	( I )		323,000	207,051	871,532
Series C Convertible Preferred Stock	( I )		571,329	188,315	941,639
Series D Convertible Preferred Stock	( I )		139,075	35,569	179,638
			1,523,403		3,433,338

Total Unaffiliated Private Placement Portfolio (cost: $22,304,047)					$13,854,906

Rights to Milestone Payments (Illiquid) (6) – 2.9% of net assets at value

Amgen, Inc. (8)(9)		Life Sciences
Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	( I )		$1,757,608	$1,757,608	$2,564,917

Laird Technologies, Inc. (8)(9)		Energy
Rights to Milestone Payments from Merger & Acquisition of Nextreme Thermal Solutions, Inc.	( I )		0	$0	0

Canon, Inc. (8)(9)		Electronics
Rights to Milestone Payments from Acquisition of Molecular Imprints, Inc.	( I )		629,670	$629,670	628,948

Total Unaffiliated Rights to Milestone Payments (cost: $2,387,278)					$3,193,865

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Publicly Traded Portfolio (7) – 1.3% of net assets at value

Solazyme, Inc. (5)(9)		Energy
Developing algal biodiesel, industrial chemicals and specialty ingredients using synthetic biology
Common Stock	(M)		$118,099	50,000	$129,000

Champions Oncology, Inc. (5)(9)		Life Sciences
Developing its TumorGraftTM platform for personalized medicine and drug development
Common Stock	(M)		1,622,629	2,523,895	1,261,695
Warrants for Common Stock expiring 1/29/18	( I )		400	40,000	7,390
			1,623,029		1,269,085

Total Unaffiliated Publicly Traded Portfolio (cost: $1,741,128)					$1,398,085

Total Investments in Unaffiliated Companies (cost: $26,432,453)					$18,446,856

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 61.0% of net assets at value

Private Placement Portfolio (Illiquid) (14) – 53.3% of net assets at value

ABSMaterials, Inc. (5)(8)(9)		Energy
Developing nano-structured absorbent materials for environmental remediation
Series A Convertible Preferred Stock	( I )		$435,000	390,000	$291,875
Series B Convertible Preferred Stock	( I )		1,217,644	1,037,751	1,255,717
			1,652,644		1,547,592

Accelerator IV-New York Corporation (8)(9)(15)(16)		Life Sciences
Identifying and managing emerging biotechnology companies
Series A Common Stock	( I )		216,012	216,012	51,627

Adesto Technologies Corporation (5)(8)(9)(17)		Electronics
Developing low-power, high-performance memory devices
Series A Convertible Preferred Stock	(H)		2,200,000	6,547,619	1,652,609
Series B Convertible Preferred Stock	(H)		2,200,000	5,952,381	1,527,457
Series C Convertible Preferred Stock	(H)		1,485,531	2,122,187	632,526
Series D Convertible Preferred Stock	(H)		1,393,147	1,466,470	612,462
Series D-1 Convertible Preferred Stock	(H)		703,740	987,706	356,159
Series E Convertible Preferred Stock	(H)		2,499,999	3,508,771	10,042,110
			10,482,417		14,823,323

AgBiome, LLC (5)(8)(9)		Life Sciences
Providing early-stage research and discovery for agriculture and utilizing the crop microbiome to identify products that reduce risk and improve yield
Series A-1 Convertible Preferred Stock	( I )		2,000,000	2,000,000	2,406,210
Series A-2 Convertible Preferred Stock	( I )		521,740	417,392	583,494
			2,521,740		2,989,704

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 61.0% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (14) – 53.3% of net assets at value (Cont.)

D-Wave Systems, Inc. (8)(18)		Electronics
Developing high-performance quantum computing systems
Series 1 Class B Convertible Preferred Stock	(H)		$1,002,074	1,144,869	$1,766,715
Series 1 Class C Convertible Preferred Stock	(H)		487,804	450,450	699,457
Series 1 Class D Convertible Preferred Stock	(H)		748,473	855,131	1,327,843
Series 1 Class E Convertible Preferred Stock	(H)		248,049	269,280	435,260
Series 1 Class F Convertible Preferred Stock	(H)		238,323	258,721	418,193
Series 1 Class H Convertible Preferred Stock	(H)		909,088	460,866	870,998
Series 2 Class D Convertible Preferred Stock	(H)		736,019	678,264	1,053,205
Series 2 Class E Convertible Preferred Stock	(H)		659,493	513,900	839,844
Series 2 Class F Convertible Preferred Stock	(H)		633,631	493,747	806,909
Warrants for Common Stock expiring 6/30/15	( I )		98,644	153,890	108,479
Warrants for Common Stock expiring 5/12/19	( I )		26,357	20,415	8,351
			5,787,955		8,335,254

EchoPixel, Inc. (5)(8)(9)		Life Sciences
Developing algorithms and software to improve visualization of data for life science and healthcare applications
Series Seed Convertible Preferred Stock	( I )		1,250,000	4,194,630	1,312,425

Ensemble Therapeutics Corporation (5)(8)		Life Sciences
Developing DNA-Programmed ChemistryTM for the discovery of new classes of therapeutics
Series B Convertible Preferred Stock	( I )		2,000,000	1,449,275	1,060,023
Series B-1 Convertible Preferred Stock	( I )		679,754	492,575	1,833,862
			2,679,754		2,893,885

HZO, Inc. (5)(8)(9)		Electronics
Developing novel industrial coatings that protect electronics against damage from liquids
Common Stock	( I )		666,667	405,729	322,832
Series I Convertible Preferred Stock	( I )		5,709,835	2,266,894	4,482,097
Series II Convertible Preferred Stock	( I )		2,000,003	539,710	2,113,002
			8,376,505		6,917,931

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Non-Controlled Affiliated Companies (3) – 61.0% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (14) – 53.3% of net assets at value (Cont.)

Laser Light Engines, Inc. (5)(8)		Energy
Manufactured solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	(M)		$2,000,000	7,499,062	$0
Series B Convertible Preferred Stock	(M)		3,095,802	13,571,848	0
Secured Convertible Bridge Note, 12%, acquired 10/7/11	(M)		200,000	$200,000	0
Secured Convertible Bridge Note, 12%, acquired 11/17/11	(M)		95,652	$95,652	0
Secured Convertible Bridge Note, 12%, acquired 12/21/11	(M)		82,609	$82,609	0
Secured Convertible Bridge Note, 12%, acquired 3/5/12	(M)		434,784	$434,784	0
Secured Convertible Bridge Note, 12%, acquired 7/26/12	(M)		186,955	$186,955	0
Secured Convertible Bridge Note, 20%, acquired 4/29/13	(M)		166,667	$166,667	0
Secured Convertible Bridge Note, 20%, acquired 7/22/13	(M)		166,667	$166,667	0
Secured Convertible Bridge Note, 10%, acquired 10/30/13	(M)		80,669	$80,669	0
Secured Convertible Bridge Note, 10%, acquired 2/5/14	(M)		19,331	$19,331	0
Secured Convertible Bridge Note, 10%, acquired 6/24/14	(M)		13,745	$13,745	0
			6,542,881		0

Metabolon, Inc. (5)(8)(9)		Life Sciences
Developing service and diagnostic products through the use of a metabolomics, or biochemical, profiling platform
Series B Convertible Preferred Stock	(H)		2,500,000	371,739	2,781,374
Series B-1 Convertible Preferred Stock	(H)		706,214	148,696	1,158,654
Series C Convertible Preferred Stock	(H)		1,000,000	1,000,000	2,535,525
Series D Convertible Preferred Stock	(H)		1,499,999	835,882	2,179,624
Series E Convertible Preferred Stock	(H)		1,225,000	444,404	1,556,847
Warrants for Series B-1 Convertible Preferred Stock expiring 3/25/15	( I )		293,786	74,348	484,535
			7,224,999		10,696,559

OpGen, Inc. (8)(19)		Life Sciences
Developing tools for genomic sequence assembly and analysis
Series A Convertible Preferred Stock	(H)		610,017	610,017	606,252
Common Stock	(H)		3,260,000	29,883	22,752
Secured Convertible Bridge Note, 8%, acquired 7/11/14	(H)		216,991	$209,020	273,908
Secured Convertible Bridge Note, 8%, acquired 10/16/14	(H)		254,278	$250,000	256,571
Secured Convertible Bridge Note, 8%, acquired 11/14/14	(H)		202,133	$200,000	203,633
Secured Convertible Bridge Note, 8%, acquired 12/29/14	(H)		100,067	$100,000	100,561
			4,643,486		1,463,677

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 61.0% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (14) – 53.3% of net assets at value (Cont.)

Produced Water Absorbents, Inc. (5)(8)		Energy
Developing nano-structured absorbent materials for environmental remediation of contaminated water in the oil and gas industries
Series A Convertible Preferred Stock	(M)		$1,000,000	1,000,000	$300,215
Series B Convertible Preferred Stock	(M)		1,496,865	5,987,460	2,188,272
Series B-2 Convertible Preferred Stock	(M)		1,015,427	4,322,709	1,579,844
Series B-3 Convertible Preferred Stock	(M)		978,641	3,914,564	1,430,677
Series C Convertible Preferred Stock	(M)		1,000,268	2,667,380	755,130
Subordinated Secured Debt, 12%, maturing on 6/30/15	(M)		979,253	$1,000,000	979,450
Warrants for Series B-2 Preferred Stock expiring upon liquidation event	( I )		65,250	300,000	44,014
			6,535,704		7,277,602

SiOnyx, Inc. (5)(8)		Electronics
Developing silicon-based optoelectronic products enabled by its proprietary Black Silicon
Series A Convertible Preferred Stock	( I )		750,000	233,499	0
Series A-1 Convertible Preferred Stock	( I )		890,000	2,966,667	0
Series A-2 Convertible Preferred Stock	( I )		2,445,000	4,207,537	0
Series B-1 Convertible Preferred Stock	( I )		1,169,561	1,892,836	0
Series C Convertible Preferred Stock	( I )		1,171,316	1,674,030	0
Secured Convertible Bridge Note, 8%, acquired 1/31/14	( I )		1,281,125	$1,281,125	0
Secured Convertible Bridge Note, 8%, acquired 5/9/14	( I )		76,966	$93,976	0
Secured Convertible Bridge Note, 10%, acquired 12/12/14	( I )		69,382	$68,999	161,285
Warrants for Series B-1 Convertible Preferred Stock expiring 2/23/17	( I )		130,439	247,350	0
Warrants for Common Stock expiring 3/28/17	( I )		84,207	418,507	0
Warrants for Common Stock expiring 5/9/19	( I )		17,010	3,208	0
			8,085,006		161,285

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 61.0% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (14) – 53.3% of net assets at value (Cont.)

Ultora, Inc. (5)(8)		Energy
Developing energy-storage devices enabled by carbon nanotubes
Series A Convertible Preferred Stock	( I )		$886,830	17,736	$0
Series B Convertible Preferred Stock	( I )		236,603	2,347,254	0
Secured Convertible Bridge Note, 5%, acquired 5/7/14	( I )		86,039	$86,039	0
Secured Convertible Bridge Note, 5%, acquired 8/20/14	( I )		17,208	$17,208	0
Secured Convertible Bridge Note, 5%, acquired 10/14/14	( I )		10,750	$10,750	0
			1,237,430		0

Total Non-Controlled Private Placement Portfolio (cost: $67,236,533)					$58,470,864

Publicly Traded Portfolio (20) – 7.7% of net assets at value

Enumeral Biomedical Holdings, Inc. (5)(21)		Life Sciences
Developing therapeutics and diagnostics through functional assaying of single cells
Common Stock	(M)		$4,993,357	7,966,368	$7,251,178
Warrants for Common Stock expiring 7/30/19	( I )		540,375	1,500,000	874,594
Warrants for Common Stock expiring 2/2/24	( I )		57,567	255,120	208,179
Options to Purchase Common Stock at $1.00 expiring 8/4/24	( I )		0	56,667	50,690
			5,591,299		8,384,641

Total Non-Controlled Publicly Traded Portfolio (cost: $5,591,299)					$8,384,641

Total Investments in Non-Controlled Affiliated Companies (cost: $72,827,832)					$66,855,505

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Controlled Affiliated Companies (3) – 4.1% of net assets at value

Private Placement Portfolio (Illiquid) (22) – 4.1% of net assets at value

ProMuc, Inc. (5)(8)		Life Sciences
Developing synthetic mucins for the nutritional, food and healthcare markets
Common Stock	(M)		$1	1,000	$1
Secured Convertible Bridge Note, 8%, acquired 12/18/13	(M)		379,074	$350,000	379,074
Secured Convertible Bridge Note, 8%, acquired 8/13/14	(M)		103,090	$100,000	103,090
			482,165		482,165

Senova Systems, Inc. (5)(8)		Life Sciences
Developing next-generation sensors to measure pH
Series B Convertible Preferred Stock	( I )		1,218,462	1,350,000	403,123
Series B-1 Convertible Preferred Stock	( I )		1,083,960	2,759,902	899,187
Series C Convertible Preferred Stock	( I )		608,287	811,049	609,349
Warrants for Series B Preferred Stock expiring 10/15/17	( I )		131,538	164,423	49,098
Warrants for Series B Preferred Stock expiring 4/24/18	( I )		20,000	25,000	7,465
			3,062,247		1,968,222

SynGlyco, Inc. (5)(8)		Life Sciences
Developed synthetic carbohydrates for pharmaceutical applications
Common Stock	( I )		2,729,817	57,463	0
Series A' Convertible Preferred Stock	( I )		4,855,627	4,855,627	0
Senior Secured Debt, 12.00%, maturing on 12/11/14	( I )		424,101	$500,000	820,119
Secured Convertible Bridge Note, 8%, acquired 1/23/13	( I )		406,417	$350,000	204,763
Secured Convertible Bridge Note, 8%, acquired 4/25/13	( I )		341,825	$300,000	172,220
			8,757,787		1,197,102

TARA Biosystems, Inc. (5)(8)(15)		Life Sciences
Developing human tissue models for toxicology and drug discovery applications
Common Stock	(M)		20	2,000,000	20
Secured Convertible Bridge Note, 8%, acquired 8/20/14	(M)		308,811	$300,000	308,811
			308,831		308,831

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

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

H&H Ventures Management, Inc.SM ("Ventures") is a 100 percent wholly owned subsidiary of the Company. Ventures is taxed under Subchapter C (a "C Corporation") of the Internal Revenue Code of 1986 (the "Code"). Harris Partners I, L.P, is a limited partnership and, from time to time, may be used to hold certain interests in portfolio companies. The partners of Harris Partners I, L.P., are Ventures (sole general partner) and the Company (sole limited partner). Ventures pays taxes on income generated by its operations as well as on any non-passive investment income generated by Harris Partners I, L.P. For the period ended September 30, 2015, there was no non-passive investment income generated by Harris Partners I, L.P. Ventures, as the sole general partner, consolidates Harris Partners I, L.P. The Company consolidates its wholly owned subsidiary, Ventures, for financial reporting purposes.

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

Portfolio Investment Valuations. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission ("SEC") and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") As of September 30, 2015, our financial statements include venture capital investments fair valued by the Board of Directors at $64,465,395 and one venture capital investment valued under the equity method at $228,379. The fair values and equity method value were determined in good faith by, or under the direction of, the Board of Directors. The fair value amount includes the values of our privately held investments as well as the securities of Champions Oncology, Inc., and certain warrants, options and restricted securities of Enumeral Biomedical Holdings, Inc., and the warrants of OpGen, Inc., which are publicly traded companies. Our investment in Accelerator-New York IV is accounted for under the equity method of accounting as it represents a non-controlling interest in an operating entity that provides investment advisory services to the Company. Under the equity method, investments are carried at cost, plus or minus the Company’s equity in the increases and decreases in the investee’s net assets after the date of acquisition and certain other adjustments. The Company’s share of the net income or loss of the investee is included in “Equity in earnings/(loss) from equity method investees” on the Company’s “Consolidated Statements of Operations.” Upon sale of investments, the values that are ultimately realized may be different from the fair value presented in the Company's financial statements. The difference could be material.

Cash. Cash includes demand deposits. Cash is carried at cost, which approximates fair value.

Unaffiliated Rights to Milestone Payments. At September 30, 2015, and December 31, 2014, the outstanding potential milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc., were valued at $3,794,540 and $2,564,917, respectively. The milestone payments are derivatives and valued using the probability-adjusted, present value of proceeds from future payments that would be due upon successful completion of certain regulatory and sales milestones. On November 17, 2014, the Company received a payment of $2,070,955 owing to the achievement of the first milestone. If all the remaining milestones are met, we would receive $7,455,438. There can be no assurance as to how much of this amount we will ultimately realize or when it will be realized, if at all. At September 30, 2015, and December 31, 2014, the outstanding potential milestone payments from Canon, Inc.'s acquisition of Molecular Imprints, Inc., were valued at $1,263,543 and $628,948, respectively. On October 1, 2015, the Company received a payment of $795,567 owing to the achievement of the first milestone. If all the remaining milestones are met, we would receive an additional $938,926. There can be no assurance as to how much of this amount we will ultimately realize or when it will be realized, if at all. At September 30, 2015, and December 31, 2014, the outstanding potential milestone payments from Laird Technologies, Inc.’s acquisition of Nextreme Thermal Solutions, Inc., were valued at $0. If all the remaining milestones are met, we would receive approximately $400,000. There can be no assurance as to how much of this amount we will ultimately realize or when it will be realized, if at all.

Funds Held in Escrow from Sale of Investment. At September 30, 2015, and December 31, 2014, there were funds held in escrow fair valued at $311,411 and $306,802, respectively, relating to the sale of Molecular Imprints, Inc.'s semiconductor lithography equipment business to Canon, Inc., that are expected to be released in April of 2016 and April of 2017, net of settlement of any indemnity claims and expenses related to the transaction. If the funds held in escrow for this transaction are released in full, we would receive $625,000 and realize a gain of $313,589. At September 30, 2015, and December 31, 2014, there were funds held in escrow fair valued at $63,440 and $0, respectively, relating to the sale of Molecular Imprints' non-semiconductor business to Magic Leap, Inc., that are expected to be released in May of 2016, net of settlement of any indemnity claims and expenses related to the transaction. If the funds held in escrow for this transaction are released in full, we would receive $126,972 and realize a gain of $63,532.

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

Property and Equipment. Property and equipment are included in "Other assets" and are carried at $189,749 and $219,729 at September 30, 2015, and December 31, 2014, respectively, representing cost, less accumulated depreciation of $433,807 and $399,373, respectively. Depreciation is provided using the straight-line method over the estimated useful lives of the property and equipment. We estimate the useful lives to be five to ten years for furniture and fixtures, three years for computer equipment, and the lesser of ten years or the remaining life of the lease for leasehold improvements. All of our fixed assets are pledged as collateral under the Company's four-year $20,000,000 Multi-Draw Term Loan Facility Credit Agreement, by and among the Company, as borrower, Orix Corporate Capital, Inc., as administrative agent and lender and the other lenders party thereto from time to time (the "Loan Facility").

Post-Retirement Plan Liabilities. The Company provides a Retiree Medical Benefit Plan for employees who meet certain eligibility requirements. Until it was terminated on May 5, 2011, the Company also provided an Executive Mandatory Retirement Benefit Plan for certain individuals employed by us in a bona fide executive or high policy-making position. The net periodic post-retirement benefit cost for the year includes service cost for the year and interest on the accumulated post-retirement benefit obligation. Unrecognized actuarial gains and losses are recognized as net periodic benefit cost pursuant to the Company's historical accounting policy. The impact of plan amendments is amortized over the employee's average service period as a reduction of net periodic benefit cost. Unamortized plan amendments are included in "Accumulated other comprehensive income" in the Consolidated Statements of Assets and Liabilities.

Interest Income Recognition. Interest income, including amortization of premium and accretion of discount, is recorded on an accrual basis. When accrued interest is determined not to be recoverable, the Company ceases accruing interest and writes off any previously accrued interest. Securities are deemed to be non-income producing if, on their last interest or dividend date, no cash was paid or no cash or in-kind dividends were declared. These write-offs are reversed through interest income. During the three months and nine months ended September 30, 2015, the Company earned $46,070 and $158,559, respectively, in interest on senior secured debt, subordinated secured debt, non-convertible promissory notes and interest-bearing accounts. During the three months and nine months ended September 30, 2014, the Company earned $58,087 and $202,679, respectively, in interest on U.S. government securities, senior secured debt, participation agreements, subordinated secured debt, non-convertible promissory notes and interest-bearing accounts. During the three months and nine months ended September 30, 2015, the Company recorded, on a net basis, $82,959 and $341,949, respectively, of bridge note interest. The total for the nine months ended September 30, 2015, includes a partial write-off of previously accrued bridge note interest of $1,427. During the three months and nine months ended September 30, 2014, the Company recorded, on a net basis, $(2,214) and $133,320, respectively, of bridge note interest. The total for the nine months ended September 30, 2014, includes a partial write-off of previously accrued bridge note interest of $70,946.

Yield-Enhancing Fees on Debt Securities. Yield-enhancing fees received in connection with our venture debt investments are deferred. The unearned fee income is accreted into income based on the effective interest method over the life of the investment. For the three months and nine months ended September 30, 2015, total yield-enhancing fees accreted into investment income were $44,014 and $90,062, respectively. For the three months and nine months ended September 30, 2014, total yield-enhancing fees accreted into investment income were $19,843 and $52,105, respectively.

Fees for Providing Managerial Assistance to Portfolio Companies. For the three months and nine months ended September 30, 2015, the Company earned income of $71,359 and $84,859, respectively, owing to certain of its employees providing managerial assistance to certain portfolio companies. For the three months and nine months ended September 30, 2014, the Company earned income of $37,500 owing to one of its employees providing managerial assistance to one of its portfolio companies.

Call Options. The Company writes covered call options on publicly traded securities with the intention of earning option premiums. Option premiums may increase the Company’s realized gains and, therefore, may help increase distributable income, but may limit the realized gains on the security. When a company writes (sells) an option, an amount equal to the premium received by the Company is recorded in the Consolidated Statements of Assets and Liabilities as a liability. The amount of the liability is subsequently marked-to-market to reflect the current market value of the option written. When an option expires, the Company realizes a gain on the option to the extent of the premiums received. Premiums received from writing options that are exercised or closed are added to the proceeds or offset against the amount paid on the transaction to determine the realized gain or loss. Previously recorded unrealized gains and losses on expired, exercised or closed options are reversed at the time of such transactions. At September 30, 2015, and December 31, 2014, the Company did not have shares covered by call option contracts.

Stock-Based Compensation. The Company has a stock-based employee compensation plan. The Company accounts for the Amended and Restated Harris & Harris Group, Inc. 2012 Equity Incentive Plan (the "Stock Plan") by determining the fair value of all share-based payments to employees, including the fair value of grants of employee stock options and restricted stock awards, and records these amounts as an expense in the Consolidated Statements of Operations over the vesting period with a corresponding increase to our additional paid-in capital. For the three months and nine months ended September 30, 2015, and September 30, 2014, the increase to our operating expenses was offset by the increase to our additional paid-in capital, resulting in no net impact to our net asset value. Additionally, the Company does not record the potential tax benefits associated with the expensing of stock options or restricted stock because the Company currently intends to qualify as a regulated investment company ("RIC") under Subchapter M of the Code, and the deduction attributable to such expensing, therefore, is unlikely to provide any additional tax savings. The amount of non-cash, stock-based compensation expense recognized in the Consolidated Statements of Operations is based on the fair value of the awards the Company expects to vest, recognized over the vesting period on a straight-line basis for each award, and adjusted for actual awards vested and pre-vesting forfeitures. The forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate and is accounted for in the current period and prospectively. See "Note 9. Stock-Based Compensation" for further discussion.

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

We do not choose investments based on a strategy of diversification. We also do not rebalance the portfolio should one of our portfolio companies increase in value substantially relative to the rest of the portfolio.  Therefore, the value of our portfolio may be more vulnerable to microeconomic events affecting a single sector, industry or portfolio company and to general macroeconomic events that may be unrelated to our portfolio companies. These factors may subject the value of our portfolio to greater volatility than a company that follows a diversification strategy. As of September 30, 2015, and December 31, 2014, our largest 10 investments by value accounted for approximately 79 percent and 82 percent, respectively, of the value of our equity-focused venture capital portfolio. Our largest three investments, by value, Metabolon, Inc., Adesto Technologies Corporation and D-Wave Systems, Inc., accounted for approximately 15 percent, 11 percent and 11 percent, respectively, of our equity-focused venture capital portfolio at September 30, 2015. Our largest three investments, by value, Adesto Technologies Corporation, Metabolon, Inc., and Enumeral Biomedical Holdings, Inc., accounted for approximately 17 percent, 12 percent and 10 percent, respectively, of our equity-focused venture capital portfolio at December 31, 2014. Metabolon, Adesto Technologies and D-Wave Systems are privately held portfolio companies. Enumeral Biomedical Holdings is a publicly traded portfolio company.

Approximately 89 percent of the portion of our equity-focused venture capital portfolio that was fair valued was comprised of securities of 25 privately held companies, the securities of publicly traded Champions Oncology, Inc., the warrants of OpGen, Inc., and certain warrants and restricted securities of Enumeral Biomedical Holdings, Inc. Approximately 0.3 percent of the portion of our equity-focused venture capital portfolio that was valued according to the equity method was comprised of one privately held company. Because there is typically no public or readily ascertainable market for our interests in the small privately held companies in which we invest, the valuation of the securities in that portion of our portfolio is determined in good faith by our Valuation Committee, which is comprised of all of the independent members of our Board of Directors. The values are determined in accordance with our Valuation Procedures and are subject to significant estimates and judgments. The fair value of the securities in our portfolio may differ significantly from the values that would be placed on these securities if a ready market for the securities existed. Any changes in valuation are recorded in our Consolidated Statements of Operations as "Net decrease (increase) in unrealized depreciation on investments." Changes in valuation of any of our investments in privately held companies from one period to another may be significant.

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

At September 30, 2015, and December 31, 2014, the Company had outstanding debt of $5,000,000 and $0, respectively. The weighted average annualized interest rate for the three months and nine months ended September 30, 2015, was 10 percent, exclusive of amortization of closing fees and other expenses. We had no debt outstanding during 2014, and, therefore, there was no applicable interest rate for that period. The weighted average debt outstanding for the three months and nine months ended September 30, 2015, was $5,000,000 and $3,369,963, respectively. The remaining capacity under the Loan Facility was $15,000,000 at September 30, 2015. Unamortized fees and expenses of $349,760 and $480,921 related to establishing the Loan Facility are included as "Prepaid expenses" in the Consolidated Statements of Assets and Liabilities as of September 30, 2015, and December 31, 2014, respectively. These amounts are amortized over the term of the Loan Facility, and $131,160 was amortized in the nine months ended September 30, 2015, and in the nine months ended September 30, 2014. The Company paid $38,333 and $126,250 in non-utilization fees during the three months and nine months ended September 30, 2015, respectively. The Company paid $51,111 and $151,667 in non-utilization fees during the three months and nine months ended September 30, 2014, respectively. During the nine months ended September 30, 2015, the Company paid a $50,000 utilization fee associated with a drawdown of the Loan Facility. At September 30, 2015, the Company was in compliance with all covenants required by the Loan Facility.

NOTE 6. FAIR VALUE OF INVESTMENTS

At September 30, 2015, our financial assets valued at fair value were categorized as follows in the fair value hierarchy:

	Fair Value Measurement at Reporting Date Using:
		Unadjusted Quoted
		Prices in Active	Significant Other	Significant
		Markets for Identical	Observable Inputs	Unobservable Inputs
Description	September 30, 2015	Assets (Level 1)	(Level 2)	(Level 3)

Privately Held Portfolio Companies:

Preferred Stock	$52,119,263	$0	$0	$52,119,263
Bridge Notes	3,212,725	0	0	3,212,725
Warrants	837,502	0	0	837,502
Rights to Milestone Payments	5,058,083	0	0	5,058,083
Common Stock	561,773	0	0	561,773
Senior Secured Debt	100,975	0	0	100,975
Subordinated Secured Debt	968,050	0	0	968,050
Options	1,875			1,875

Publicly Traded Portfolio
Companies:

Common Stock	$8,377,239	$6,772,090	$1,579,284	$25,865

Total Investments:	$71,237,485	$6,772,090	$1,579,284	$62,886,111

Funds Held in Escrow From Sales of Investments:	$374,851	$0	$0	$374,851

Total Financial Assets:	$71,612,336	$6,772,090	$1,579,284	$63,260,962

Financial Instruments Disclosed, but not Carried, at Fair Value

The following table presents the carrying value and the fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of September 30, 2015, and the level of each financial liability within the fair value hierarchy:

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

	Fair Value at September 30, 2015	Valuation Technique(s)	Unobservable Input	Range (Weighted Average(a))

Preferred Stock	$7,824,156	Hybrid Approach	Private Offering Price Volatility Time to Exit	$1.08 - $2.17 ($2.08) 46.8% - 97.1% (51.07%) 1.75 - 2 Years (1.77)

Preferred Stock	22,176,766	Income Approach	Private Offering Price Non-Performance Risk Volatility Time to Exit	$0 - $11.56 ($2.47) 0% - 75% (0.91%) 50.7% - 116.4% (64.08%) 1.25 - 4.5 Years (2.72)

Preferred Stock	22,118,341	Market Approach	Private Offering Price Volatility Revenue Multiples Time to Exit Discount for Lack of Marketability	$0 - $2.90 ($1.57) 0% - 50% (26.16%) 0 - 4.6 (2.24) 0.25 - 2 Years (1.02) 0% - 16.6% (11.8%)

Bridge Notes	1,111,551	Income Approach	Private Offering Price	$1.00 ($1.00)

Bridge Notes	2,101,174	Market Approach	Private Offering Price	$1.00 ($1.00)

	Fair Value at September 30, 2015	Valuation Technique(s)	Unobservable Input	Range (Weighted Average(a))

Common Stock	243,483	Hybrid Approach	Private Offering Price Volatility Time to Exit	$1.08 ($1.08) 97.1% (97.1%) 2 Years (2)

Common Stock	318,269	Income Approach	Private Offering Price Volatility Time to Exit	$3.71 ($3.71) 50.7% (50.7%) 3 Years (3)

Common Stock	21	Market Approach	Private Offering Price	$0.0001 - $0.001 ($0.0001)

Warrants	174,033	Market Approach	Volume Weighted Average Price	0.58 (0.58)

Warrants	663,469	Income Approach	Stock Price Volatility Expected Term	$0 - $6.48 ($1.12) 33.7% - 111.61% (73.53%) 1.25 - 9.39 Years (4.65)

Rights to Milestone Payments	5,058,083	Probability Weighted Discounted Cash Flow	Probability of Achieving Independent Milestones Probability of Achieving Dependent Milestones	0% - 100% (45%) 0% - 100% (60%)

Subordinated Secured Debt	968,050	Income Approach	Effective Yield	18.1% (18.1%)

Senior Secured Debt	100,975	Income Approach	Effective Yield	15.8% (15.8%)

Funds Held in Escrow From Sales of Investments	374,851	Market Approach	Escrow Discount	50% (50%)

Options	1,875	Income Approach	Stock Price Volatility Expected Term	$0.40 ($0.40) 81.4% (81.4%) 0.83 Years (0.83)

OTC Traded Common Stock	25,865	Market Approach	Stock Price Discount for Lack of Marketability	$0.40 ($0.40) 50% (50%)

Total	$63,260,962

(a)	Weighted average based on fair value at September 30, 2015.

Valuation Methodologies and Inputs for Level 3 Assets

The following sections describe the valuation techniques and significant unobservable inputs used to measure Level 3 assets.

Preferred Stock, Bridge Notes and Common Stock

Preferred stock, bridge notes and common stock are valued by either a market, income or hybrid approach using internal models with inputs, most of which are not market observable. Common inputs for valuing Level 3 preferred stock, bridge note and private common stock investments include prices from recently executed private transactions in a company’s securities or unconditional firm offers, revenue multiples of comparable publicly traded companies, merger and acquisition ("M&A") transactions consummated by comparable companies, discounts for lack of marketability, rights and preferences of the class of securities we own as compared with other classes of securities the portfolio company has issued, particularly related to potential liquidity scenarios of an initial public offering ("IPO") or an acquisition transaction, estimated time to exit, volatilities of comparable publicly traded companies and management’s best estimate of risk attributable to non-performance risk. Certain securities are valued using the present value of future cash flows. We define non-performance risk as the risk that the price per share (or implied valuation of a portfolio company) or the effective yield of a debt security of a portfolio company, as applicable, does not appropriately represent the risk that a portfolio company with negative cash flow will be: (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation of the last round of financing.  We assess non-performance risk for each private portfolio company quarterly. Our assessment of non-performance risk typically includes an evaluation of the financial condition and operating results of the company, the company's progress towards milestones, and the long-term potential of the business and technology of the company and how this potential may or may not affect the value of the shares owned by us. An increase to the non-performance risk or a decrease in the private offering price of a future round of financing from that of the most recent round would result in a lower fair value measurement and/or a change in the distribution of value among the classes of securities we own. An increase in the volatility assumption generally increases the enterprise value calculated in an option pricing model. An increase in the time to exit assumption also generally increases the enterprise value calculated in an option pricing model. Variations in the expected time to exit or expected volatility assumptions have a significant impact on fair value. We may also consider changes in market values for sets of comparable companies when recent private transaction information is not available.

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

Subordinated Secured Debt and Senior Secured Debt

We invest in venture debt investments through subordinated secured debt and senior secured debt. We value these securities using an income approach. The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. Common inputs for valuing Level 3 debt investments include: the effective yield of the debt investment or, in the case where we have received warrant coverage, the warrant-adjusted effective yield of the security, adjustments for changes in the yields of comparable publicly traded high-yield debt funds and risk-free interest rates and an assessment of non-performance risk. For venture debt investments, an increase in yields would result in a lower fair value measurement. Furthermore, yields would decrease, and value would increase, if the company is exceeding targets and risk has been substantially reduced from the level of risk that existed at the time of investment. Yields would increase, and values would decrease, if the company is failing to meet its targets and risk has been increased from the level of risk that existed at the time of investment. Historically, we also invested in venture debt through participation agreements. As of December 31, 2014, the amounts held in participation agreements consisted solely of warrants. These warrants are valued using the Black-Scholes-Merton pricing model as discussed in "Warrants and Options." The participation agreements were sold in 2015.

The following chart shows the components of change in the financial assets categorized as Level 3 for the three months ended September 30, 2015.

	Beginning Balance 7/1/2015	Total Realized Gains (Losses) Included in Changes in Net Assets	Transfers	Total Unrealized (Depreciation) Appreciation Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals and Settlements	Ending Balance 9/30/2015

Amount of Total

(Depreciation)

Appreciation for the

Period Included in

Changes in Net

Assets Attributable

to the Change in

Unrealized Gains or

Losses Relating to

Assets Still Held at

the Reporting Date

Preferred Stock	$63,882,805	$0	$0	$(13,513,549)	$1,750,007	$0	$52,119,263	$(13,513,549)

Bridge Notes	5,194,358	1,790,891	0	(2,090,749)	747,427	(2,429,202)	3,212,725	(3,356,937)

Common Stock	452,129	0	0	109,644	0	0	561,773	109,644

Warrants	1,023,104	(528,469)	201,558	141,309	0	0	837,502	82,935

Rights to Milestone Payments	3,181,183	0	0	1,876,900	0	0	5,058,083	1,876,900

Subordinated Secured Debt	987,025	0	0	(20,537)	1,562	0	968,050	(20,537)

Senior Secured Debt	764,253	0	0	(108,422)	42,453	(597,309)	100,975	(108,422)

Funds Held in Escrow From Sales of Investments	372,835	2,016	0	0	0	0	374,851	0

Options	38,536	0	0	(36,661)	0	0	1,875	(36,661)

OTC Traded Common Stock	7,707,262	0	(7,698,444)	17,047	0	0	25,865	521,145

Total	$83,603,490	$1,264,438	$(7,496,886)	$(13,625,018)	$2,541,449	$(3,026,511)	$63,260,962	$(14,445,482)

We elected to use the beginning of period values to recognize transfers in and out of Level 2 and Level 3 investments. For the three months ended September 30, 2015, there were transfers out of Level 3 investments totaling $7,496,886. Certain of our shares of Enumeral Biomedical Holdings, Inc., and OpGen, Inc., transferred from Level 3 investments owing to the use of their unadjusted closing share price on their respective stock exchanges on September 30, 2015, to derive their value.

The following chart shows the components of change in the financial assets categorized as Level 3 for the nine months ended September 30, 2015.

	Beginning Balance 1/1/2015	Total Realized Gains (Losses) Included in Changes in Net Assets	Transfers	Total Unrealized (Depreciation) Appreciation Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals and Settlements	Ending Balance 9/30/2015

Amount of Total

(Depreciation)

Appreciation for the

Period Included in

Changes in Net

Assets Attributable

to the Change in

Unrealized Gains or

Losses Relating to

Assets Still Held at

the Reporting Date

Preferred Stock	$70,969,603	$3,351,833	$(231,361)[1]	$(20,121,000)	$3,684,034	$(5,533,846)	$52,119,263	$(18,211,065)

Bridge Notes	2,163,916	1,790,891	(1,630,121)	653,728	2,663,513	(2,429,202)	3,212,725	(612,460)

Common Stock	535,280	0	(74,379)	100,872	0	0	561,773	100,872

Warrants	2,026,864	(911,957)	0	(525,754)	272,349	(24,000)	837,502	(777,815)

Rights to Milestone Payments	3,193,865	0	0	1,864,218	0	0	5,058,083	1,864,218

Senior Secured Debt	1,203,299	0	0	(394,805)	75,899	(783,418)	100,975	(394,805)

Subordinated Secured Debt	979,450	0	0	(25,563)	14,163	0	968,050	(25,563)

Funds Held in Escrow From Sales of Investments	306,802	(58,923)	126,972 [1]	0	0	0	374,851	0

Options	50,690	0	0	(48,815)	0	0	1,875	(48,815)

OTC Traded Common Stock	7,251,178	0	(8,020,281)	(87,684)	882,652	0	25,865	(87,684)

Total	$88,680,947	$4,171,844	$(9,829,170)	$(18,584,803)	$7,592,610	$(8,770,466)	$63,260,962	$(18,193,117)

1There was a $126,972 transfer from "Preferred Stock" into "Funds Held in Escrow From Sales of Investments" owing to the sale of Molecular Imprints, Inc.

For the nine months ended September 30, 2015, there were transfers out of Level 3 investments totaling $9,829,170. Our shares of Accelerator IV-New York Corporation transferred from a Level 3 investment owing to its qualification as an equity method investment. Certain of our shares of Enumeral Biomedical Holdings, Inc., and OpGen, Inc., transferred from Level 3 investments owing to the use of their unadjusted closing share price on their respective stock exchanges on September 30, 2015, to derive their value.

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

2Represents a settlement of $21,420 from the disposal of Contour Energy Systems, Inc. This was a receivable as of September 30, 2014.

3Represents a settlement of $2,070,955 from the achievement of the first milestone associated with Amgen's acquisition of BioVex Group, Inc. This was a receivable as of September 30, 2014.

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

3Includes a settlement of $21,420 from the disposal of Contour Energy Systems, Inc. This was a receivable as of September 30, 2014.

4Represents a settlement of $2,070,955 from the achievement of the first milestone associated with Amgen's acquisition of BioVex Group, Inc. This was a receivable as of September 30, 2014.

There were no transfers out of Level 3 investments during the nine months ended September 30, 2014.

NOTE 7. DERIVATIVES

At September 30, 2015, and December 31, 2014, we had rights to milestone payments from Amgen, Inc.’s acquisition of our former portfolio company, BioVex Group, Inc. These milestone payments were fair valued at $3,794,540 and $2,564,917 as of September 30, 2015, and December 31, 2014, respectively. At September 30, 2015, and December 31, 2014, we had rights to milestone payments from Laird Technologies, Inc.'s acquisition of our former portfolio company, Nextreme Thermal Solutions, Inc. These milestone payments were fair valued at $0 as of September 30, 2015, and December 31, 2014. At September 30, 2015, and December 31, 2014, we had rights to milestone payments from Canon, Inc.'s acquisition of our former portfolio company, Molecular Imprints, Inc. These milestone payments were fair valued at $1,263,543 and $628,948 as of September 30, 2015, and December 31, 2014, respectively. These milestone payments are contingent upon certain milestones being achieved in the future.

The following tables present the value of derivatives held at September 30, 2015, and the effect of derivatives held during the three months ended September 30, 2015, along with the respective location in the financial statements.

Statements of Assets and Liabilities:
	Assets		Liabilities
Derivatives	Location	Fair Value	Location	Fair Value

Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Investments	$3,794,540	—	—

Laird Technologies, Inc. Rights to Milestone Payments from Acquisition of Nextreme Thermal Solutions, Inc.	Investments	$0	—	—

Canon, Inc. Rights to Milestone Payments from Acquisition of Molecular Imprints, Inc.	Investments	$1,263,543	—	—

Statements of Operations for the Three Months Ended September 30, 2015:

Derivatives	Location	Realized Gain/(Loss)	Change in unrealized Appreciation

Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Net Realized and Unrealized Gain (Loss)	$0	$1,245,279

Laird Technologies, Inc. Rights to Milestone Payments from Acquisition of Nextreme Thermal Solutions, Inc.	Net Realized and Unrealized Gain (Loss)	$0	$0

Canon, Inc. Rights to Milestone Payments from Acquisition of Molecular Imprints, Inc.	Net Realized and Unrealized Gain (Loss)	$0	$631,621

Statements of Operations for the Nine Months Ended September 30, 2015:

Derivatives	Location	Realized Gain/(Loss)	Change in unrealized Appreciation

Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Net Realized and Unrealized Gain (Loss)	$0	$1,229,623

Laird Technologies, Inc. Rights to Milestone Payments from Acquisition of Nextreme Thermal Solutions, Inc.	Net Realized and Unrealized Gain (Loss)	$0	$0

Canon, Inc. Rights to Milestone Payments from Acquisition of Molecular Imprints, Inc.	Net Realized and Unrealized Gain (Loss)	$0	$634,595

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

Our accumulated post-retirement benefit obligation was re-measured as of the plan amendment date, which resulted in a $1,101,338 decrease in our liability. A deferred gain of $1,101,338 owing to this amendment was included in "Accumulated other comprehensive income" as of March 31, 2013. This amount is being amortized over a service period of 5.27 years. During the three months and nine months ended September 30, 2015, a total of $52,246 and $156,738, respectively, was amortized and included as a reduction of "Salaries, benefits and stock-based compensation" on our Consolidated Statements of Operations.

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

Stock Option Awards

During the nine months ended September 30, 2015, and the year ended December 31, 2014, the Compensation Committee of the Board of Directors of the Company did not grant any stock options.

The stock options outstanding are fully vested and have, therefore, been fully expensed.

For the three months and nine months ended September 30, 2014, the Company recognized $0 and $92,758, respectively, of compensation expense in the Consolidated Statements of Operations related to stock options.

For the nine months ended September 30, 2015, and September 30, 2014, no options were exercised.

A summary of the changes in outstanding stock options for the nine months ended September 30, 2015, is as follows:

			Weighted	Weighted Average
		Weighted	Average	Remaining	Aggregate
		Average	Grant Date	Contractual	Intrinsic
	Shares	Exercise Price	Fair Value	Term (Years)	Value
Options Outstanding at January 1, 2015	1,423,912	$9.77	$6.28	1.68	$0

Granted	0	0	0	0

Exercised	0	0	0	0

Forfeited or Expired	(21,000)	4.80	2.21	0

Options Outstanding and Exercisable at September 30, 2015	1,402,912	$9.85	$6.34	0.96	$0

The aggregate intrinsic value in the table above with respect to outstanding options is calculated as the difference between the Company's closing stock price of $2.14 on September 30, 2015, and the exercise price, multiplied by the number of in-the-money options. This amount represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their awards on September 30, 2015.

Restricted Stock

For the three months and nine months ended September 30, 2015, we recognized $185,991 and $617,972, respectively, of compensation expense related to restricted stock awards. As of September 30, 2015, there was unrecognized compensation cost of $1,255,133 related to restricted stock awards. This cost is expected to be recognized over a remaining weighted average period of approximately 1.1 years.

Non-vested restricted stock awards as of September 30, 2015, and changes during the nine months ended September 30, 2015, were as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share

Outstanding at January 1, 2015	1,165,495	$2.73

Granted	10,000	2.72

Vested based on service	(40,842)	3.39

Shares withheld related to net share settlement of restricted stock	(17,325)	3.37

Forfeited	(3,999)	3.44

Outstanding at September 30, 2015	1,113,329	$2.69

Non-vested restricted stock awards as of September 30, 2014, and changes during the nine months ended September 30, 2014, were as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share

Outstanding at January 1, 2014	1,504,518	$2.78

Granted	40,360	3.01

Vested based on service	(48,226)	3.32

Shares withheld related to net share settlement of restricted stock	(21,658)	3.37

Forfeited	(144,000)	2.75

Outstanding at September 30, 2014	1,330,994	$2.76

Under net settlement procedures currently applicable to our outstanding restricted stock awards for current employees, upon each settlement date, restricted stock awards are withheld to cover the required withholding tax, which is based on the value of the restricted stock award on the settlement date as determined by the closing price of our common stock on the vesting date. The remaining amounts are delivered to the recipient as shares of our common stock. During the nine months ended September 30, 2015, 58,167 restricted stock awards vested, of which 49,500 restricted stock awards were net settled by withholding 17,325 shares, which represented the employees' minimum statutory obligation for each such employee's applicable income and other employment taxes and remitted cash totaling $47,644 to the appropriate tax authorities. During the nine months ended September 30, 2014, 69,884 restricted stock awards vested, of which 61,880 restricted stock awards were net settled by withholding 21,658 shares, which represented the employees' minimum statutory obligation for each such employee's applicable income and other employment taxes and remitted cash totaling $68,872 to the appropriate tax authorities. The amount remitted to the tax authorities for the employees' tax obligation was reflected as a financing activity within our Consolidated Statements of Cash Flows. The shares withheld by us as a result of the net settlement of restricted stock awards are not considered issued and outstanding, thereby reducing our shares outstanding used to calculate net asset value per share.

NOTE 10. INCOME TAXES

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs.

In order to qualify as a RIC, we must, in general, (1) annually, derive at least 90 percent of our gross income from dividends, interest, gains from the sale of securities and similar sources; (2) quarterly, meet certain investment diversification requirements; and (3) annually, distribute at least 90 percent of our investment company taxable income as a dividend. We may either distribute or retain our net capital gain from investments, but any net capital gain not distributed will be subject to corporate income tax and the excise tax described below to the extent not offset by the capital loss carryforward. We currently intend to consider designating net capital gains for distribution as "cash dividends," "designated undistributed capital gains" or "deemed dividends" or some combination thereof. We will be subject to a four percent excise tax to the extent we fail to distribute at least 98 percent of our annual net ordinary income and 98.2 percent of our capital gain net income and would be subject to income tax to the extent we fail to distribute 100 percent of our investment company taxable income. As of January 1, 2015, we had capital loss carryforwards of $9,775,492, which we intend to use to offset current year capital gains, if any. During the nine months ended September 30, 2015, we realized net capital gains of $4,224,413.

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

We have received SEC certification since 1999, including for 2014, pursuant to Section 851(e) of the Code. There can be no assurance that we will qualify for or receive certification for 2015 or subsequent years (to the extent we need additional certification) or that we will actually qualify for Subchapter M treatment in subsequent years. In addition, under certain circumstances, even if we qualified for Subchapter M treatment in a given year, we might take action in a subsequent year to ensure that we would be taxed in that subsequent year as a C Corporation, rather than as a RIC.

For the three months ended September 30, 2015, and September 30, 2014, we paid $376 and $1,676, respectively, in federal, state and local taxes. For the nine months ended September 30, 2015, and September 30, 2014, we paid $2,081 and $17,662, respectively, in federal, state and local taxes. At September 30, 2015, and September 30, 2014, we had $0 accrued for federal, state and local taxes payable by the Company.

We pay federal, state and local taxes primarily related to sublease income generated by Ventures, which is taxed as a C Corporation. For the three months ended September 30, 2015, and 2014, our income tax expense for Ventures was $325 and $1,676, respectively. For the nine months ended September 30, 2015, and 2014, our income tax expense for Ventures was $1,125 and $16,733, respectively.

NOTE 11. CHANGE IN NET ASSETS PER SHARE

The following table sets forth the computation of basic and diluted per share net increases (decreases) in net assets resulting from operations for the three months and nine months ended September 30, 2015, and September 30, 2014.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2015	2014	2015	2014
Numerator for decrease in net assets per share resulting from operations	$(16,904,625)	$(910,852)	$(22,356,159)	$(3,058,474)

Denominator for basic weighted average shares	31,251,950	31,245,664	31,272,790	31,215,069

Basic net decrease in net assets per share resulting from operations	$(0.54)	$(0.03)	$(0.71)	$(0.10)

Denominator for diluted weighted average shares	31,251,950	31,245,664	31,272,790	31,215,069

Diluted net decrease in net assets per share resulting from operations[1]	$(0.54)	$(0.03)	$(0.71)	$(0.10)

Anti-dilutive shares by type:
Stock Options	1,402,912	1,425,372	1,402,912	1,425,372
Restricted Stock	220,329	353,994	220,329	345,935

Total anti-dilutive shares	1,623,241	1,779,366	1,623,241	1,771,307

1A total of 839,000 and 973,000 performance-based shares of restricted stock were outstanding at September 30, 2015, and September 30, 2014, respectively. These shares vest when the volume-weighted stock price is at or above pre-determined stock price targets over a 30-day period. These pre-determined stock price targets range from $5.00 per share to $9.00 per share. These shares were not included in the computation of diluted net asset value per share because as of the end of the reporting period none of the pre-determined stock price targets were met.

For the nine months ended September 30, 2015, and September 30, 2014, the calculation of net decrease in net assets resulting from operations per diluted share did not include stock options or shares of restricted stock because such shares were anti-dilutive. Stock options and restricted stock awards may be dilutive in future periods in which there are both a net increase in net assets resulting from operations and either significant increases in our average stock price or significant decreases in the amount of unrecognized compensation cost during the period.

NOTE 12. COMMITMENTS AND CONTINGENCIES

On July 21, 2014, the Company made an investment in Accelerator IV-New York Corporation ("Accelerator") for a 9.6 percent interest in the company. This investment was diluted to 9.0 percent through follow-on financings by Accelerator in which the Company did not participate. Accelerator will be identifying emerging biotechnology companies for the Company to invest in directly over a five-year period. If the Company defaults on these commitments, the other investors may purchase the Company's shares of Accelerator for $0.001 per share. In the event of default, the Company would still be required to contribute the remaining operating commitment.

The Company's aggregate operating and investment commitments in Accelerator amounted to $666,667 and $3,333,333, respectively. During the nine months ended September 30, 2015, $262,215 in capital was called, all of which related to the operating commitment. As of September 30, 2015, the Company had remaining unfunded commitments of $188,440 and $3,333,333, or approximately 28.3 percent and 100 percent, of the total operating and investment commitments, respectively. The withdrawal of contributed capital is not permitted. The transfer or assignment of capital is subject to approval by Accelerator.

NOTE 13. SHARE REPURCHASE PROGRAM

On August 6, 2015, our Board of Directors authorized a repurchase of up $2.5 million of the Company’s common stock in the open market within a six-month period. Under the repurchase program, we may, but we are not obligated to, repurchase our outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. During the quarter ended September 30, 2015, we repurchased 298,819 shares at an average price of approximately $2.47 per share, inclusive of commissions. This represents a discount of approximately 11.8 percent of the net asset value per share at September 30, 2015. The total dollar amount of shares repurchased in this period is $737,662, leaving a maximum of $1,762,338 available for future program purchases.

NOTE 14. SUBSEQUENT EVENTS

On October 1, 2015, the Company received proceeds of $795,567 upon the achievement of the first milestone associated with the sale of Molecular Imprints, Inc., to Canon, Inc.

On October 27, 2015, Adesto Technologies Corporation completed an IPO priced at $5.00 per share, trading on the NASDAQ Capital Market under the symbol "IOTS." The Company invested $1,000,000 in the offering. On November 6, 2015, the closing price of Adesto's shares of common stock was $5.41.

On October 30, 2015, the Company made a $250,000 follow-on investment in Produced Water Absorbents, Inc., a privately held portfolio company.

During October of 2015, the Company repurchased an additional 119,365 shares of its stock at an average price of $2.20 inclusive of commissions. There is a maximum of $1,500,003 available for future program purchases.

On November 3, 2015, the initial U.S. sales milestone associated with Amgen, Inc.’s acquisition of BioVex Group, Inc., was achieved. The Company will receive proceeds of $2,070,955 related to this achievement on or before December 18, 2015.

HARRIS & HARRIS GROUP, INC. FINANCIAL HIGHLIGHTS (Unaudited)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2015	2014	2015	2014
Per Share Operating Performance

Net asset value per share, beginning
of period	$3.34	$3.87	$3.51	$3.93

Net operating loss*	(0.05)	(0.06)	(0.17)	(0.19)
Net realized gain (loss) on investments*	0.04	(0.12)	0.14	(0.16)
Net (increase) decrease in unrealized
depreciation on investments and
written call options* (1)	(0.53)	0.15	(0.67)	0.26
Share of loss on equity method investment(2)	0.00	0.00	(0.01)	0.00
Total from investment operations*	(0.54)	(0.03)	(0.71)	(0.09)

Net increase as a result of stock-
based compensation expense*	0.01	0.01	0.02	0.02

Net decrease as a result of acquisition
of vested restricted stock awards
related to employee withholding(2)	(0.01)	0.00	(0.01)	(0.01)

Total (decrease) increase from capital
stock transactions	0.00	0.01	0.01	0.01

Net (decrease) increase as a result of
other comprehensive income*(2)	0.00	0.00	(0.01)	0.00

Net (decrease) increase in net asset value	(0.54)	(0.02)	(0.71)	(0.08)

Net asset value per share, end
of period	$2.80	$3.85	$2.80	$3.85
Stock price per share, end
of period	$2.14	$2.98	$2.14	$2.98
Total return based on stock price	(22.18)%	(6.29)%	(27.46)%	0.00%

Supplemental Data:

Net assets, end of period	$86,974,196	$120,158,974	$86,974,196	$120,158,974

Ratio of expenses, excluding taxes,
to average net assets(3)	1.91%	1.64%	5.78%	5.26%

Ratio of expenses, including taxes,
to average net assets(3)	1.91%	1.64%	5.79%	5.27%

Ratio of net operating loss to
average net assets(3)	(1.66)%	(1.56)%	(5.12)%	(4.95)%

Average debt outstanding	$5,000,000	$0.00	$3,369,963	$0.00

Average debt per share	$0.16	$0.00	$0.11	$0.00

Number of shares outstanding,
end of period	31,022,866	31,245,664	31,022,866	31, 245,664

*	Based on Average Shares Outstanding
(1)	Net unrealized gains (losses) includes rounding adjustments to reconcile change in net asset value per share. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of unrealized losses on investments.
(2)	Amounts listed as zero are amounts calculated as less than $0.005.
(3)	Not annualized.

The accompanying unaudited notes are an integral part of this schedule.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the Company's unaudited September 30, 2015, Consolidated Financial Statements and the Company's audited 2014 Consolidated Financial Statements and notes thereto.

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

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our investment activities;

•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as a material part of our investment strategy;

•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and

•	the risks, uncertainties and other factors we identify in "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Additionally, through our involvement with nanotechnology and our current experience with BIOLOGY+, we have been front and center in the development of the technologies that are enabling precision health and precision medicine. Precision health and medicine are enabled by a series of advancements at the intersection of what is called genomics 2.0 and digital technologies. Genomics 2.0 includes genomics, metabolomics, proteomics, epigenomics, the microbiome, cellular information, tissue information and organ information. Digital technologies include the devices used to gather information as well as the interpretive tools: visualization tools, machine learning, network science tools and computational advances. We are and will continue to be involved in all of these technology areas.

During 2011, we began realizing the first exits from the portfolio we began building in 2002. As one can see below, since 2001, we have realized multiple exits from this portfolio that have generated both gains and losses on invested capital. However, as we have discussed previously in letters to shareholders, most recently in our Annual Letter to Shareholders dated March 16, 2015, we have not yet generated the “home-run” return that we need as an early-stage investor to impact significantly and positively net asset value per share and potentially lead to stock price appreciation.

We believe we need to realize one or more liquidity events that have the potential to be “impactful” to Harris & Harris Group’s investors within the next two years. We define “impactful” as the ability to return in excess of $30 million to Harris & Harris Group. Furthermore, we believe it is important to have at least one impactful event that returns six to ten times our investment to create meaningful growth to our net asset value. We currently believe we have such potentially “impactful” companies in our existing portfolio, although we cannot assure when or if any of those companies will meet our internal criteria as such.

We are involved in some of the most important technologies of the coming decade. This is why we believe we have the opportunity to generate impactful returns into the future. We have built, and we continue to build, companies that are leaders in the emerging fields of the internet of things (IoT), the microbiome, machine learning, AgTech and regenerative medicine. These companies and technologies are now attracting tremendous attention, and we believe many of our portfolio companies are positioned to be leaders in their respective markets.

As we look to the future, our BIOLOGY+ efforts are focused in the new precision health and medicine market. We define precision health as a focus on preventative care and wellbeing. It includes not just medical technologies, but digital technologies that permit individuals to take control of their health and wellbeing at all stages of their lives, especially ahead of the period in their lives when disease becomes more prevalent and even dominant.

We believe there are three trends that will drive the new precision health industry opportunity: 1) As both investment banks, Macquarie and Barclays, point out in recent reports, there is a general shift towards consumerism in health and healthcare decisions; 2) The movement of digital technologies into the life sciences market is putting far more information at the fingertips of the individual and placing a high value on business models that can translate the power of aggregated data to the individual decision maker; and 3) The merging of new genomic data with phenotypic or environmental data, called genomics 2.0, will finally provide medically actionable information. We believe it will be driven partly by baby boomers now entering a period in their lives where disease becomes prevalent, and partly by “millennial” populations that are digitally savvy and taking control of their healthcare decisions.

In conjunction with our focus on BIOLOGY+, we have shifted from investing in a wide variety of companies in multiple markets to building fewer companies focused on precision health and medicine. In the companies we are now building, we believe we have the potential to have greater ownership, impact and control. The number of companies in our portfolio will decrease in size over the coming years, but the potential impact of each company within our portfolio will become greater. We believe this is the best way to build companies that can create the necessary impact for our shareholders.

We do not believe our stock price reflects the current or future value of the companies we are a part of building at Harris & Harris Group. When there is such a disconnect in the potential value of our Company and the price reflected in the stock, we believe one of the best investments we can make is in our own stock. Utilizing the cash the Company has received from the monetization of some of our portfolio companies in 2015, our Board of Directors has authorized the repurchase of up to $2.5 million of our shares in the open market at prices that may be above or below the net asset value as reported in our most recently published financial statements. We anticipate that the manner, timing, and amount of any share purchases will be determined by our management based upon the evaluation of market conditions, stock price, and additional factors in accordance with regulatory requirements. Pursuant to the Investment Company Act of 1940, as amended, we are required to notify shareholders when such a program is initiated or implemented. The repurchase program does not require us to acquire any specific number of shares and may be extended, modified, or discontinued at any time. During the quarter ended September 30, 2015, we repurchased 298,819 shares at an average price of approximately $2.47 per share, inclusive of commissions. This represents a discount of approximately 11.8 percent of the net asset value per share at September 30, 2015. The total dollar amount of shares repurchased in this period is $737,662, leaving a maximum of $1,762,338 available for future program purchases as of September 30, 2015. We subsequently repurchased an additional 119,365 shares at an average price of approximately $2.20 per share for a total cost of $262,335.

Each quarter we provide detail on our investment portfolio and trends in venture capital that may impact our shareholders. We organize this detail as follows: Realizations and potential liquidity in the portfolio, maturity of the portfolio, ownership and investment in the portfolio, investing trends, current business environment, valuation information, and, finally, results of operations.

Realize

"Realize" refers to realizing value in our venture capital portfolio. Since our investment in Otisville in 1983 through September 30, 2015, we have made a total of 104 equity-focused venture capital investments. We have completely exited 75 and partially exited two of these 104 investments, recognizing aggregate net realized gains of $88,600,201 on invested capital of $133,290,596, or 1.7 times invested capital. For the securities of the 25 privately held companies in our equity-focused portfolio held at September 30, 2015, we have net unrealized depreciation of $41,974,258 on invested capital of $99,098,346. We have aggregate net realized gains on our exited companies, offset by unrealized depreciation for our 25 currently held equity-focused investments of $46,625,943 on invested capital of $232,388,942.

The amount of net realized gains includes the following exits in 2014 and 2015:

•	Realized gains of $1,790,891 from the repayment of certain bridge notes of Black Silicon Holdings, Inc., from the proceeds received from the sale of its wholly owned subsidiary, SiOnyx, Inc. On August 3, 2015, SiOnyx, Inc., reorganized its corporate structure to become a subsidiary of a new company, Black Silicon Holdings. At the time of reorganization, our warrants in SiOnyx were cancelled, and we realized a loss of $231,656 on those securities. Our security holdings of SiOnyx converted into securities of Black Silicon Holdings. SiOnyx was then acquired by an undisclosed buyer. Black Silicon Holdings received cash and a profit interest in the undisclosed buyer that is held through our ownership in Black Silicon Holdings;

•	Realized gains of $3,109,347 from the sale of our investment in Nantero, Inc., on invested capital of $1,718,706;

•	Realized gains of $242,485 from the sale of the non-semiconductor business of Molecular Imprints, Inc., on invested capital of $928,884;

•	Realized gains of $3,949,818 from the sale of the semiconductor lithography equipment business of Molecular Imprints, Inc., to Canon, Inc., on invested capital of $2,848,041;

•	Realized gains of $296,972 from the sale of shares of Champions Oncology, Inc., on invested capital of $576,971;

•	Realized gains of $536,813 from rights to milestone payments resulting from the achievement during the third quarter of 2014 of the first milestone associated with Amgen, Inc.'s acquisition of BioVex Group, Inc.;

•	Realized loss of $7,299,533 on our investment in Kovio, Inc., on invested capital of $7,299,533. On January 21, 2014, substantially all of Kovio's assets were sold by Square 1 Bank, Kovio's secured creditor, to Thin Film Electronics ASA. Our shares were subsequently declared worthless on February 19, 2014; and

•	Realized loss of $4,488,576 on our investment in Contour Energy Systems, Inc., on invested capital of $4,509,995. On August 15, 2014, the stockholders of Contour Energy Systems were given official notice of its liquidation and dissolution, which was approved by its board of directors following the approval of the majority of the stockholders.

The aggregate net realized gains and the cumulative invested capital do not reflect the cost or value of our freely tradable shares of Champions Oncology, Inc., that we owned as of September 30, 2015. The aggregate net realized gains also do not include potential milestone payments that could occur as part of the acquisitions of BioVex Group, Inc., Nextreme Thermal Solutions, Inc., or Molecular Imprints, Inc., at points in time in the future. If these amounts were included as of September 30, 2015, our aggregate net realized gains and cumulative invested capital from 1983 through September 30, 2015, would be $95,359,508 and $137,300,503, respectively, or 1.7 times invested capital. These amounts also do not include our shares of Enumeral Biomedical Holdings, Inc., and OpGen, Inc., that, while traded publicly, are restricted and/or are subject to lock-up agreements.

Recent and Potential Liquidity Events From Our Portfolio as of September 30, 2015

On June 11, 2015, the Company and an undisclosed buyer entered into a Share Purchase Agreement for the purchase by such buyer of the Company's shares of preferred stock of Nantero, Inc. Upon execution of the Agreement, the Company received $4,828,052 in proceeds from the sale.

On April 18, 2014, Canon, Inc., completed its acquisition of Molecular Imprints, Inc.'s semiconductor lithography equipment business. On October 1, 2015, the Company received proceeds of $795,567 upon the achievement of the first milestone associated with this transaction. We could receive an additional $625,000 from amounts held in escrow as well as up to $938,926 upon the achievement of certain additional milestones. As of September 30, 2015, we valued the remaining potential milestone payments from the sale of Molecular Imprints at $1,263,543, which includes the $795,567 received on October 1, 2015. There can be no assurance as to the timing and how much of the remaining amount we will ultimately realize in the future, if any. With the closing of the transaction, a new spin-out company, which retained the name "Molecular Imprints, Inc.," was formed to continue development and commercialization of nanoscale patterning in consumer and biomedical applications, and we became a shareholder of the new company.

On May 1, 2015, this new spin-out of Molecular Imprints, Inc.'s non-semiconductor business was acquired. Upon closing of the transaction, we received our initial payment of $705,794 and 24,897 shares of Series B Preferred Stock of the acquiring company. As of September 30, 2015, additional proceeds of $126,972 and 4,394 shares of Series B Preferred Stock of the acquiring party are held in an indemnity escrow and $3,386 is held in a stockholder representative funding escrow until May 1, 2016. There can be no assurance as to how much of these amounts we will ultimately realize. As of September 30, 2015, we valued the funds and the shares of stock held in escrow from the sale of Molecular Imprints at $63,440 and $26,246, respectively.

As of September 30, 2015, we valued the remaining potential milestone payments from the sale of BioVex Group, Inc., at $3,794,540. If all the remaining milestone payments were to be paid by Amgen, Inc., we would receive an additional $7,455,438. There can be no assurance as to the timing and how much of this amount we will ultimately realize in the future.

As of September 30, 2015, we valued potential milestone payments from the sale of Nextreme Thermal Solutions, Inc., to Laird Technologies, Inc., at $0.

Enumeral Biomedical Holdings is traded publicly on the OTC market under the symbol ENUM. Certain of the Company's shares of Enumeral Biomedical Holdings are subject to restrictions on transfer, and we are also subject to a lock-up agreement that restricts our ability to trade all securities of Enumeral owned by us, exclusive of the general restriction on the transfer of unregistered securities. The lock-up period on our 7,966,368 shares of Enumeral Biomedical Holdings expires on January 31, 2016. ENUM's stock closed trading on November 6, 2015, at $0.30 per share.

On May 5, 2015, OpGen, Inc., completed an IPO. As of that date, the company's common stock and warrants trade on the NASDAQ Capital Market under the symbols OPGN and OPGNW, respectively. With the close of the offering, our preferred stock and certain of our bridge notes were converted into shares of common stock of OpGen. We invested $1.8 million in the IPO, inclusive of $650,000 in outstanding demand notes. Certain of our shares and warrants of OpGen are subject to restrictions on transfer and/or lock-up agreements. The lock-up period on these securities expired on November 2, 2015. OpGen's common stock closed trading on November 6, 2015, at $1.90 per share.

In July 2015, SynGlyco negotiated the acceleration and settlement of payments due to it from the sale of its synthesis business to Corden Pharmaceuticals. This acceleration of payments yielded proceeds that paid off in full our senior secured debt investment with a payment to us of $567,500. We expect to receive additional repayments for our outstanding secured convertible bridge notes of approximately $750,000 from this transaction. Additionally, SynGlyco entered into two license agreements that may provide additional payments in the future. These payments will bring our total cash distributions from this investment to approximately $1.7 million. We invested a total of $8.8 million in SynGlyco, beginning with our initial investment in 2007 and valued our securities of the company at $916,273 as of September 30, 2015.

On July 21, 2015, Bridgelux signed a definitive agreement to be acquired by an investment group led by China Electronics Corporation and ChongQing Linkong Development Investment Company. The close of this transaction is subject to customary regulatory approvals.

In August 2015, SiOnyx, Inc., reorganized its corporate structure to become a subsidiary of a new company, Black Silicon Holdings, Inc.  Our security holdings of SiOnyx converted into securities of Black Silicon Holdings.  SiOnyx was then acquired by an undisclosed buyer.  We received proceeds of $2,429,202 and a profit interest in the undisclosed buyer that is held through our ownership in Black Silicon Holdings.

On October 27, 2015, Adesto Technologies Corporation completed an IPO priced at $5.00 per share, trading on the NASDAQ Capital Market under the symbol "IOTS." The Company invested $1,000,000 in the offering. On November 6, 2015, the closing price of Adesto's shares of common stock was 5.41.

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

Strategy for Managing Publicly Traded Positions

We have generated $2,469,676 in net cash premiums on call options sold and put options purchased of Solazyme since the company completed an IPO in May 2011. We have sold all of our shares of Solazyme since its IPO for net proceeds, after commission, of $22,571,157 or an average sale price of $9.80 per share. Including premiums from call and put options, the average sale price for these shares was $10.87 per share. Our average cost basis in Solazyme is $2.36 per share. During the nine months ended September 30, 2015, we sold 50,000 shares of Solazyme.

We have sold 769,295 shares of our position in Champions Oncology, Inc., in open market transactions for net proceeds, after commission, of $873,944 or an average sale price of $1.14 per share. Our average cost basis in Champions is $0.67 per share. During the nine months ended September 30, 2015, we did not sell any shares of Champions.

Maturity of Current Equity-Focused Venture Capital Portfolio

There are three main drivers of our potential growth in value over the next four years. First, we believe that we have a larger portfolio of more mature companies based on their relative level of development towards a liquidity event than we have had historically. Second, we believe the quality of the companies in our existing portfolio based on our view of their relative business models is stronger than it has been historically. Third, we own larger percentages of the companies in the existing portfolio than we have owned historically, which provides us with greater upside potential in the event one is successful.

As of September 30, 2015, we had 20 privately held, equity-focused companies in our portfolio that have yet to complete liquidity events (e.g., public listings or merger and acquisition ("M&A") transactions) and are not in the process of liquidating their assets. These do not include 1) our publicly traded and unrestricted shares Champions Oncology, Inc.; 2) our publicly traded shares of Enumeral Biomedical Holdings, Inc., and OpGen, Inc., which are subject to restrictions on their sale; 3) our venture debt deal with NanoTerra, Inc.; 4) our rights to milestone payments from Amgen, Inc., Laird Technologies, Inc., and Canon, Inc.; 5) our portfolio companies that are in the process of liquidating their assets or have shut down, including Cobalt Technologies, Inc., Laser Light Engines, Inc., and Ultora, Inc.; and 6) our portfolio companies, Black Silicon Holdings, Inc., and SynGlyco, Inc., that exist to collect payments from the sale of subsidiaries or assets, and Bridgelux, Inc., that entered into an acquisition agreement. As of September 30, 2015, we valued these 20 privately held equity-focused companies at $53,574,538. Including the companies referenced above, we valued our total venture capital portfolio at $71,465,864 as of September 30, 2015. At September 30, 2015, from first dollar in, the average and median holding periods for the 26 privately held equity-focused investments were 5.8 years and 5.3 years, respectively. Historically, as measured from first dollar in to last dollar out, the average and median holding periods for the 75 investments we have fully exited were 4.5 years and 3.5 years, respectively.

Our current portfolio is comprised of BIOLOGY+ and other companies at varying stages of maturity in a diverse set of industries. As our portfolio companies mature, we seek to invest in new early- and mid-stage companies that may mature into mid- and late-stage companies. This continuous progression creates a pipeline of investment maturities that may lead to future sources of positive contributions to net asset value per share as these companies mature and potentially experience liquidity and exit events. Our pipeline of investment maturities for the 23 equity-focused companies in our portfolio that are not in the process of being sold or shut down are shown in the figure below (our "Active Portfolio").

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

Ownership of Our Portfolio Companies

By studying our portfolio in greater detail, it is evident to us that potential returns from approximately half of the companies in our portfolio could be the real drivers of net asset value growth over the coming years. These companies include ones in which we have substantial ownership and ones where we currently believe the potential value at exit is substantial. The table below provides some additional detail on our ownership of the 19 privately held, equity-focused companies in our portfolio that have yet to complete liquidity events (e.g., public listings or M&A transactions) and are not in the process of liquidating their assets, excluding Phylagen, Inc., in which we invested a note in a series seed financing and in which we do not have any voting rights.

Portfolio Company	Voting Ownership Range
EchoPixel, Inc. NGX Bio, Inc. Produced Water Absorbents, Inc. ProMuc, Inc. Senova Systems, Inc.	>20%

ABSMaterials, Inc. Adesto Technologies Corp. TARA Biosystems, Inc.	15-20%

HZO, Inc. ORIG3N, Inc.	10-15%

Accelerator IV-New York Corporation AgBiome, LLC Ensemble Therapeutics Corporation Metabolon, Inc.	5-10%

Cambrios Technologies Corporation Mersana Therapeutics, Inc.	2.5-5%

D-Wave Systems, Inc.* Magic Leap, Inc. Nanosys, Inc.	0-2.5%

*We own voting and non-voting classes of preferred equity of D-Wave Systems, Inc. If the non-voting preferred equity was included in the calculation, our ownership of D-Wave would be in the 2.5-5% range.

Level of Involvement in Our Portfolio Companies

The 1940 Act generally requires that BDCs offer to "make available significant managerial assistance" to portfolio companies. We are actively involved with our portfolio companies through membership on boards of directors, as observers to the boards of directors and/or through frequent communication with management. As of September 30, 2015, we held at least one board seat or observer rights on 17 of our 20 equity-focused portfolio companies that have yet to complete a liquidity event or an uplisting to a national exchange and are not in the process of being shut down or have not agreed to be acquired (85 percent).

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

Invest

Growth in Ownership of Portfolio Companies

The chart below depicts the change in our ownership of our portfolio companies from 2001 through September 30, 2015. Our fully diluted, investment-weighted average ownership has increased from approximately five percent for initial investments made between 2001 and 2004 to approximately 16 percent for initial investments made between 2009 and 2014. This increasing ownership, which we have noted in previous shareholder communications, gives us more control over these companies to potentially affect outcomes beneficial to the Company. Over the coming five years, as companies where our initial investment was made between 2005 and the present continue to mature and exit, we believe our increased levels of ownership have the potential to provide greater returns than our historical investments.

Our goal with our new investments is to have even greater ownership at the time of the realization of our return than we have had historically for all of the reasons discussed above.

Investments and Current Investment Pace

The following is a summary of our initial and follow-on equity-focused investments from January 1, 2011, to September 30, 2015. We consider a "round led" to be a round where we were the new investor or the leader of a group of investors in an investee company. Typically, but not always, the lead investor negotiates the price and terms of the deal with the investee company.

	2011	2012	2013	2014	Nine Months Ended Sept. 30, 2015
Total Incremental Investments	$17,688,903	$15,141,941	$18,076,288	$14,276,808	$7,462,571
No. of New Investments	4	2	2	3	2
No. of Follow-On Investment Rounds	31	26	37	33	25
No. of Rounds Led	4	3	9	8	6
Average Dollar Amount – Initial	$1,339,744	$1,407,500	$550,001	$338,677	$225,000
Average Dollar Amount – Follow-On	$397,740	$474,113	$449,359	$401,842	$280,503

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

Our Sources of Liquid Capital

The sources of liquidity that we use to make our investments are classified as primary and secondary liquidity. As of September 30, 2015 and December 31, 2014, our total primary and secondary liquidity was $29,822,073 and $29,620,665, respectively. We do not include funds available and undrawn from our credit facility as primary or secondary liquidity. We believe it is important to examine both our primary and secondary liquidity when assessing the strength of our balance sheet and our future investment capabilities.

Primary liquidity is comprised of cash and certain receivables. As of September 30, 2015, we held $21,427,019 in cash and $17,815 in certain receivables. As of December 31, 2014, we held $20,748,314 in cash and $230,478 in certain receivables.

During the nine months ended September 30, 2015, we sold 50,000 shares of our investment in Solazyme, Inc., in open market sales. We received $170,662 in net proceeds from these transactions. In May of 2015, we received proceeds of $705,794 from the sale of Molecular Imprints, Inc.'s non-semiconductor business. In June of 2015, we sold our shares of Nantero, Inc., for proceeds of $4,828,052. In July of 2015, SynGlyco, Inc., repaid its senior secured debt resulting in proceeds of $567,500 to the Company. In August of 2015, Black Silicon Holdings, Inc.'s repayment of certain bridge notes resulted in proceeds of $2,429,202 to the Company. The proceeds from these transactions added to our primary liquidity during the third quarter. Payments upon achieving milestones from the sale of BioVex Group, Inc., and the sale of Molecular Imprints, Inc., to Canon, Inc., would also add to our primary liquidity in future quarters if these milestones are achieved successfully. The probability-adjusted values of the future milestone payments for the sales of BioVex and Molecular Imprints, as determined at the end of each fiscal quarter, are included as an asset on our Consolidated Statements of Assets and Liabilities and will be included in primary liquidity only if and when payment is received for achievement of the milestones.

Our secondary liquidity is comprised of the stock of both unrestricted and restricted publicly traded companies. Although these companies are publicly traded, their stock may not trade at high volumes and prices may be volatile, which may restrict our ability to sell our positions at any given time. As of September 30, 2015, our secondary liquidity was $8,377,239. Champions Oncology, Inc., accounts for $1,579,284 of the total amount of secondary liquidity based on the volume weighted average price of its common stock during the quarter ended September 30, 2015. Enumeral Biomedical Holdings, Inc., and OpGen, Inc., account for $3,160,681 and $3,637,274, respectively, of the total amount of secondary liquidity based on the closing price of their common stock as of September 30, 2015, less a liquidity discount to reflect that a portion of these shares are subject to restrictions on transfer. We are also subject to a lock-up agreement that restricts our ability to trade our securities of Enumeral Biomedical Holdings and OpGen, exclusive of the general restriction on the transfer of unregistered securities. The lock-up period on our 7,966,368 shares and warrants for the purchase of 1,755,120 shares of common stock of Enumeral Biomedical Holdings expires on January 31, 2016. The lock-up period on our 1,409,796 shares and warrants for the purchase of 332,039 shares of common stock of OpGen expired on November 2, 2015.

On October 27, 2015, Adesto Technologies Corporation completed an IPO. The shares of Adesto will add to our secondary liquidity in the fourth quarter of 2015.

As of December 31, 2014, our secondary liquidity was $8,641,873. Solazyme, Inc., accounted for $129,000 of the total amount of secondary liquidity based on the closing price of its common stock of $2.58 as of December 31, 2014. Champions Oncology accounted for $1,261,695 of the total amount of secondary liquidity based on the closing price of its common stock of $0.50 as of December 31, 2014. Enumeral Biomedical Holdings accounted for $7,251,178 of the total amount of secondary liquidity based on the closing price of its common stock of $1.05 as of December 31, 2014, less a liquidity discount to reflect that these shares are subject to restrictions on transfer.

We also have the $20,000,000 Loan Facility, which we can draw on to increase liquidity. As of September 30, 2015, we had $5,000,000 in debt outstanding relating to this Loan Facility.

Current Business Environment

The third quarter of 2015 ended with decreases in value in the public market indices.  In private company exits, the third quarter of 2015 saw a decrease in the number of IPOs and an increase in M&A transactions, compared with the second quarter of 2015.  Funding for venture capital firms decreased from the second quarter of 2015.

Thirteen venture-backed companies raised $1.7 billion through IPOs in the third quarter of 2015, according to Thomson Reuters and the National Venture Capital Association ("NVCA").  Eleven of the thirteen were U.S.-based companies.  Ten of the IPOs were in life science companies.  For the third quarter of 2015, 90 venture-backed M&A transactions were reported.  This is an increase from the second quarter of 2015 (74) and a decrease from the third quarter of 2014 (136).

Fifty-three U.S. venture capital funds raised $4.4 billion in the third quarter of 2015, according to Thomson Reuters and the NVCA.  Compared with the second quarter of 2015, this is a 34 percent decrease in the number of funds raised and a 59 percent decrease in the amount of capital raised. Of the 53 funds that were raised, 13 were new funds. This marks the third quarter of 2015 as the slowest quarter for venture capital fundraising since the third quarter of 2013.

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

Three of our portfolio companies trade in public exchanges and are subject to the volatility inherent in the public markets. The following table illustrates the range of values of these securities.

Public Companies' Trading History
	Price per Share on November 6, 2015	Q3 2015 Trading Range	H& H Ownership Value in Q3 2015 Trading Range*	January - September 2015 Trading Range	H& H Ownership Value in January - September 2015 Trading Range*

Champions Oncology, Inc.**	$5.00	$0.44 - $9.00	$1.3 - $2.2 Million	$0.20 - $9.00	$0.6 - $2.2 Million

Enumeral Biomedical Holdings, Inc.	$0.30	$0.31 - $0.70	$2.4 - $5.8 Million	$0.30 - $1.07	$2.4 - $8.5 Million

OpGen. Inc.	$1.90	$2.21 - $4.43	$3.1 - $6.2 Million	$2.21 - $5.44	$3.1 - $7 Million

Total:			$6.8- $14.2 Million		$6.1- $17.7 Million

*Calculated based on common shares held as of September 30, 2015.

**On August 12, 2015, Champions Oncology effected a 12:1 reverse stock split.

Adesto Technologies Corporation completed an IPO on October 27, 2015, by selling 5,000,000 shares of its common stock at $5.00 per share. The Company invested $1,000,000 in this offering. Based on the offering price, the Company's ownership of Adesto, including the $1,000,000 investment in the IPO, was valued at $8.9 million as of the date of the IPO without any discounts for lack of marketability. The closing price per share of Adesto's common stock on November 6, 2015, was $5.41. The Company's ownership of Adesto at that price per share is valued at approximately $9,574,986 without any discounts for lack of marketability. This amount includes the value of the additional shares purchased at the IPO.

In each of the years in the period of 2011 through 2014 and for the nine months ended September 30, 2015, excluding our rights to milestone payments, we recorded the following gross write-ups in privately held securities as a percentage of net assets at the beginning of the year ("BOY"), gross write-downs in privately held securities as a percentage of net assets at the beginning of the year, and change in value of private portfolio securities as a percentage of net assets at the beginning of the year.

Gross Write-Ups and Write-Downs of the Privately Held Portfolio
	2011	2012	2013	2014	Nine Months Ended Sept. 30, 2015

Net Asset Value, BOY	$146,853,912	$145,698,407	$128,436,774	$122,701,575	$109,654,427

Gross Write-Downs During Year	$(11,375,661)	$(19,604,046)	$(19,089,816)	$(14,050,501)	$(20,792,731)

Gross Write-Ups During Year	$11,997,991	$14,099,904	$10,218,994	$4,587,923	$3,412,447

Gross Write-Downs as a Percentage of Net Asset Value, BOY	(7.8)%	(13.5)%	(14.9)%	(11.5)%	(19.0)%

Gross Write-Ups as a Percentage of Net Asset Value, BOY	8.2%	9.7%	8.0%	3.8%	3.1%

Net Change as a Percentage of Net Asset Value, BOY	0.4%	(3.8)%	(6.9)%	(7.7)%	(15.9)%

From June 30, 2015, to September 30, 2015, the value of our equity-focused venture capital portfolio, including our rights to potential future milestone payments from the sales of BioVex Group, Inc., Nextreme Thermal Solutions, Inc., and Molecular Imprints, Inc., decreased by $15,773,760, from $87,075,839 to $71,302,079.

Not including our rights to potential future milestone payments from the sale of BioVex Group, Inc., Nextreme Thermal Solutions, Inc., and Molecular Imprints, Inc., our equity-focused portfolio companies decreased in value by $17,650,660 from $83,894,656 to $66,243,996. This decrease was primarily owing to a net decrease in valuations and to the repayment of certain bridge notes of Black Silicon Holdings, Inc., from the proceeds received by the company from the sale of its subsidiary, the former SiOnyx, Inc., offset by new and follow-on investments of $7,462,571.

We note that our Valuation Committee and ultimately our Board of Directors take into account multiple sources of quantitative and qualitative inputs to determine the value of our privately held portfolio companies.

We also note that our Valuation Committee does not set the value of our unrestricted or registered shares of Enumeral Biomedical Holdings, Inc., which trades on an OTC exchange, or the value of our unrestricted or registered shares and a portion of our warrants for the purchase of common stock of OpGen, Inc., which trades on the NASDAQ Capital Market. For the third quarter of 2015, our Valuation Committee set the value of Champions Oncology, Inc., owing to the determination that it did not trade in an active market.

Six portfolio companies, Adesto Technologies Corporation, Enumeral Biomedical Holdings, Inc., Metabolon, Inc., Nanosys, Inc., OpGen, Inc., and Produced Water Absorbents, Inc., of which all or a portion of the securities owned by us were fair valued by our Valuation Committee, accounted for $15.8 million, or 82 percent, of the gross write-downs of our portfolio companies held as of September 30, 2015. The decreases in value were overwhelmingly influenced by the broad decreases in the value of publicly traded companies during the third quarter of 2015.

The change in value of Adesto Technologies Corporation was primarily owing to the pricing terms of its IPO, which valued the company at a substantial discount to the average multiple to revenues of comparable publicly traded companies.

We note that a portion of our securities of Enumeral Biomedical Holdings and OpGen were not fair valued by the Valuation Committee as of September 30, 2015, because those securities were registered, unrestricted securities that traded in an active market and were, therefore, valued based on the closing price of the shares on the date of valuation. The primary contributing factor for the decrease in valuation of our restricted shares and our warrants of Enumeral Biomedical Holdings was a decrease in the stock price of the company from $0.64 as of June 30, 2015, to $0.40 as of September 30, 2015. The primary contributing factor for the decrease in valuation of OpGen was a decrease in the stock price of the company from $3.72 as of June 30, 2015, to $2.58 as of September 30, 2015.

The primary contributing factor for the decrease in valuation of Nanosys and Produced Water Absorbents were the changes in the revenues and multiples of revenues of publicly traded comparable companies used to derive the value of our securities of the company.

As of September 30, 2015, our top ten investments by value accounted for approximately 79 percent of the value of our equity-focused venture capital portfolio.

Top Ten Equity-Focused Investments by Value

Portfolio Company	Value as of 09/30/2015	Cumulative % of Equity Focused Venture Capital Portfolio

Metabolon, Inc.	$9,730,610	15%

Adesto Technologies Corp.	$7,349,579	26%

D-Wave Systems, Inc.	$7,161,080	37%

HZO, Inc.	$7,003,646	47%

AgBiome, L.L.C.	$5,506,346	55%

OpGen, Inc.*	$3,840,238	61%

Enumeral Biomedical Holdings, Inc. *	$3,445,587	66%

Produced Water Absorbents, Inc.	$2,964,898	71%

Senova Systems, Inc.	$2,620,357	75%

Bridgelux, Inc.	$2,542,918	79%

* Enumeral Biomedical Holdings' and OpGen's ranks by value include the value of their Level 1 asset shares

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

The potential for, or occurrence of, inflation could result in rising interest rates for government-backed debt.  We may also invest in both short- and long-term U.S. government and agency securities. To the extent that we invest in short- and long-term U.S. government and agency securities, changes in interest rates result in changes in the value of these obligations that result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements, and the quantity and duration of long-term U.S. government and agency securities held by the Company, and it will vary from period to period. During the three months and nine months ended September 30, 2015, we did not hold any U.S. government securities. During the three months and nine months ended September 30, 2014, our average holdings of U.S. government securities were $0 and $3,899,941, respectively.

Three months ended September 30, 2015, as compared with the three months ended September 30, 2014

In the three months ended September 30, 2015, and September 30, 2014, we had net decreases in net assets resulting from operations of $16,904,625 and $910,852, respectively.

Investment Income and Expenses:

We had net operating losses of $1,587,808 and $1,877,603 for the three months ended September 30, 2015, and September 30, 2014, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expense included in salaries, benefits and stock-based compensation of $185,991 in 2015 primarily associated with the compensation cost for restricted stock as compared with $243,849 for the same period in 2014. During the three months ended September 30, 2015, and September 30, 2014, total investment income was $244,402 and $93,373, respectively. During the three months ended September 30, 2015, and September 30, 2014, total operating expenses were $1,832,210 and $1,970,976, respectively.

During the three months ended September 30, 2015, as compared with the same period in 2014, investment income increased, reflecting an increase in interest income from convertible bridge notes, non-convertible promissory notes, yield-enhancing fees on debt securities and fees for providing managerial assistance to portfolio companies, offset by a decrease in interest income from senior secured debt and senior secured debt through a participation agreement. During the three months ended September 30, 2015, and September 30, 2014, we did not hold any U.S. government securities primarily owing to the decrease in yield available over the durations of maturities in which we were willing to invest.

Operating expenses, including non-cash, stock-based compensation expenses, were $1,832,210 and $1,970,976 for the three months ended September 30, 2015, and September 30, 2014, respectively. The decrease in operating expenses for the three months ended September 30, 2015, as compared with the three months ended September 30, 2014, was primarily owing to decreases in salaries, benefits and stock-based compensation expense, administration and operations expense, professional fees, insurance expense and custody fees, offset by increases in rent expense, directors' fees and expenses and interest and other debt expense.

Salaries, benefits and stock-based compensation expense decreased by $171,128, or 15.2 percent, for the three months ended September 30, 2015, as compared with September 30, 2014, primarily as a result of a decrease in salaries and benefits owing primarily to a decrease in our employee headcount, a decrease in employee bonus expense of $32,125, and a decrease in compensation cost of $57,858 for restricted stock awards associated with the Stock Plan. At September 30, 2015, we had nine full-time employees and one part-time employee as compared with 12 full-time employees and one part-time employee at September 30, 2014. While the non-cash, stock-based compensation expense for the Stock Plan increased our operating expenses by $185,991, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value. Administration and operations expense decreased by $3,788, or 3.5 percent, for the three months ended September 30, 2015, as compared with September 30, 2014, primarily as a result of net decreases in general office and administration expenses and decreases in managing directors' travel-related expenses. Professional fees decreased by $86,903, or 23.8 percent, for the three months ended September 30, 2015, as compared with September 30, 2014, primarily as a result of a decrease in certain legal fees and consulting fees. Insurance expense decreased by $10,238, or 12.2 percent, for the three months ended September 30, 2015, as compared with September 30, 2014. Custody fees decreased by $499, or 3.1 percent, for the three months ended September 30, 2015, as compared with September 30, 2014.

Rent expense increased by $13,919, or 20.1 percent, for the three months ended September 30, 2015, as compared with September 30, 2014. Our rent expense of $83,308 for the three months ended September 30, 2015, includes $96,348 of rent paid in cash, net of $13,040 non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term. Our rent paid in cash of $96,348 includes $15,511 of real estate tax escalation charges on our corporate headquarters located at 1450 Broadway in New York City. Directors' fees and expenses increased by $6,343, or 6.9 percent, for the three months ended September 30, 2015, as compared with September 30, 2014, primarily owing to an increase in travel-related expenses, offset by a decrease in fees associated with a smaller Board of Directors. Interest and other debt expense increased by $115,000, or 121.3 percent, for the three months ended September 30, 2015, as compared with September 30, 2014, primarily as a result of utilization fees associated with a drawdown of the Loan Facility.

Realized Gains and Losses from Investments:

During the three months ended September 30, 2015, we realized net gains on investments of $1,275,596. During the three months ended September 30, 2014, we realized net (losses) on investments of $(3,790,861).

During the three months ended September 30, 2015, we realized net gains of $1,275,596 consisting primarily of a realized gain of $1,790,891 on the repayment of certain bridge notes of Black Silicon Holdings, Inc., a realized gain of $11,152 on the sale of 25,000 shares of Solazyme, Inc., a realized gain of $1,942 on our escrow payment from the sale of Molecular Imprints, Inc., to Canon, Inc., and a realized gain of $74 on our escrow payment relating to the sale of our investment in Molecular Imprints, Inc., to Magic Leap, Inc., offset by a realized loss of $296,813 on our investment in Bridgelux, Inc., owing to the expiration of certain warrants, and a realized loss of $231,656 owing to the cancellation of our warrants in SiOnyx, Inc.

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

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the three months ended September 30, 2015, net unrealized depreciation on total investments increased by $16,532,025, or 60.8 percent, from accumulated net unrealized depreciation of $27,193,633 at June 30, 2015, to accumulated net unrealized depreciation of $43,725,658 at September 30, 2015. During the three months ended September 30, 2014, net unrealized depreciation on total investments decreased by $4,759,288, or 25.4 percent, from accumulated net unrealized depreciation of $18,748,741 at June 30, 2014, to accumulated net unrealized depreciation of $13,989,453 at September 30, 2014.

During the three months ended September 30, 2015, net unrealized depreciation on our venture capital investments increased by $16,532,025, from net unrealized depreciation of $27,193,633 at June 30, 2015, to net unrealized depreciation of $43,725,658 at September 30, 2015, owing to write-downs in the valuations of the following portfolio company investments:

Investment	Amount of Write-Down

Adesto Technologies Corporation	8,308,722
Enumeral Biomedical Corp.	1,953,820
Black Silicon Holdings, Inc.	1,859,236
Produced Water Absorbents, Inc.	1,696,200
Nanosys, Inc.	1,565,039
OpGen, Inc.	1,455,455
Metabolon, Inc.	808,049
Ensemble Therapeutics Corporation	580,720
Cambrios Technologies Corporation	306,121
SynGlyco, Inc.	139,510
Senova Systems, Inc.	66,695
NanoTerra, Inc.	2,517

The write-downs for the three months ended September 30, 2015, were partially offset by write-ups in the valuations of the following portfolio company investments:

Investment	Amount of Write-Ups

Bridgelux, Inc.	297,188
Mersana Therapeutics, Inc.	200,714
AgBiome, LLC	160,485
Champions Oncology, Inc.	122,204
HZO, Inc.	45,925
D-Wave Systems, Inc.	15,943
EchoPixel, Inc.	14,442
NGX Bio, Inc.	7,467
ABSMaterials, Inc.	6,169
Magic Leap, Inc.	4,205
ORIG3N, Inc.	2,192

In addition to the write-ups listed above, we had an increase in unrealized depreciation of $524,387 on our investment in D-Wave Systems, Inc., owing to foreign currency translation.

We had an increase in unrealized depreciation of $19,388 on our investment in Solazyme, Inc., owing to a realized gain on the sale of its securities.

We had a decrease in unrealized depreciation of $1,245,279 on the rights to milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc.

We had a decrease in unrealized depreciation of $631,621 on the rights to milestone payments from Canon, Inc.’s acquisition of Molecular Imprints, Inc.

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

Nine months ended September 30, 2015, as compared with the nine months ended September 30, 2014

In the nine months ended September 30, 2015, and September 30, 2014, we had net decreases in net assets resulting from operations of $22,356,159 and $3,058,474, respectively.

Investment Income and Expenses:

We had net operating losses of $5,209,460 and $5,937,830 for the nine months ended September 30, 2015, and September 30, 2014, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expense included in salaries, benefits and stock-based compensation of $617,972 in 2015 primarily associated with the compensation cost for restricted stock as compared with $741,483 for the same period in 2014. During the nine months ended September 30, 2015, and September 30, 2014, total investment income was $675,429 and $373,499, respectively. During the nine months ended September 30, 2015, and September 30, 2014, total operating expenses were $5,884,889 and $6,311,329, respectively.

During the nine months ended September 30, 2015, as compared with the same period in 2014, investment income increased, reflecting increases in interest income from convertible bridge notes, non-convertible promissory notes, yield-enhancing fees on debt securities and fees for providing managerial assistance to portfolio companies, offset by decreases in interest income from senior secured debt, senior secured debt through a participation agreement, and a decrease in our average holdings of U.S. government securities. During the nine months ended September 30, 2015, our average holdings of U.S. government securities were $0 as compared with $3,899,941 during the nine months ended September 30, 2014, primarily owing to the decrease in yield available over the durations of maturities in which we were willing to invest.

Operating expenses, including non-cash, stock-based compensation expenses, were $5,884,889 and $6,311,329 for the nine months ended September 30, 2015, and September 30, 2014, respectively. The decrease in operating expenses for the nine months ended September 30, 2015, as compared with the nine months ended September 30, 2014, was primarily owing to decreases in salaries, benefits and stock-based compensation expense, administration and operations expense and insurance expense, offset by increases in professional fees, rent expense, directors' fees and expenses, interest and other debt expense and custody fees.

Salaries, benefits and stock-based compensation expense decreased by $774,736, or 20.5 percent, for the nine months ended September 30, 2015, as compared with September 30, 2014, primarily as a result of a decrease in salaries and benefits owing primarily to a decrease in our employee headcount, a decrease in employee bonus expense of $229,625 and a decrease in compensation cost of $123,511 for restricted stock awards associated with the Stock Plan. At September 30, 2015, we had nine full-time employees and one part-time employee as compared with 12 full-time employees and one part-time employee at September 30, 2014. While the non-cash, stock-based compensation expense for the Stock Plan increased our operating expenses by $617,972, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value. Administration and operations expense decreased by $105,134, or 23.6 percent, for the nine months ended September 30, 2015, as compared with September 30, 2014, primarily as a result of decreases in managing directors' travel-related expenses and net decreases in general office and administration expenses, including decreases in costs associated with a Meet the Portfolio Day held during the comparable period in 2014. We did not hold a Meet the Portfolio Day during the nine months ended September 30, 2015. Insurance expense decreased by $36,843, or 14.6 percent, for the nine months ended September 30, 2015, as compared with September 30, 2014.

Professional fees increased by $202,893, or 21.1 percent, for the nine months ended September 30, 2015, as compared with September 30, 2014, primarily as a result of an increase in certain legal fees and accounting fees associated with exploration of strategic opportunities, offset by a decrease in certain consulting fees. Rent expense increased by $1,292, or less than one percent, for the nine months ended September 30, 2015, as compared with September 30, 2014. Our rent expense of $218,772 for the nine months ended September 30, 2015, includes $257,523 of rent paid in cash, net of $38,751 non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term. Our rent paid in cash of $257,523 includes $15,511 of real estate tax escalation charges on our corporate headquarters located at 1450 Broadway in New York City. Directors' fees and expenses increased by $8,460, or 3.0 percent, for the nine months ended September 30, 2015, as compared with September 30, 2014, primarily owing to additional meetings held by the Board of Directors and an increase in travel-related expenses, offset by a decrease owing to a smaller Board of Directors. Interest and other debt expense increased by $278,750, or 98.6 percent, for the nine months ended September 30, 2015, as compared with September 30, 2014, primarily as a result of utilization fees associated with a drawdown of the Loan Facility. Custody fees increased by $2,098, or 4.6 percent, for the nine months ended September 30, 2015, as compared with September 30, 2014.

Realized Gains and Losses from Investments:

During the nine months ended September 30, 2015, and September 30, 2014, we realized net gains (losses) on investments of $4,224,413 and $(5,134,936), respectively.

During the nine months ended September 30, 2015, we realized net gains of $4,224,413 consisting primarily of a realized gain of $3,109,347 on the sale of our investment in Nantero, Inc., a realized gain of $1,790,891 on the repayment of certain bridge notes of Black Silicon Holdings, Inc., a realized gain of $242,485 on the sale of our investment in Molecular Imprints, Inc., a realized gain of $52,563 on the sale of 50,000 shares of Solazyme, Inc., a realized gain of $8,942 on the sale of certain warrants of GEO Semiconductor, Inc., and a realized gain of $4,609 on our escrow payment from the sale of our investment in Molecular Imprints to Canon, Inc., offset by a realized loss of $296,813 on our investment in Bridgelux, Inc., owing to the expiration of certain warrants, a realized loss of $293,786 on our investment in Metabolon, Inc., owing to the expiration of certain warrants, a realized loss of $231,656 owing to the cancellation of our warrants in SiOnyx, Inc., a realized loss of $98,644 on our investment in D-Wave Systems, Inc., owing to the expiration of certain warrants, and a realized loss of $63,532 on our escrow payment owing to the sale of our investment in Molecular Imprints to Magic Leap, Inc.

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

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the nine months ended September 30, 2015, net unrealized depreciation on total investments increased by $21,119,183, or 93.4 percent, from accumulated net unrealized depreciation of $22,606,475 at December 31, 2014, to accumulated net unrealized depreciation of $43,725,658 at September 30, 2015. During the nine months ended September 30, 2014, net unrealized depreciation on total investments decreased by $8,031,954, or 36.5 percent, from accumulated net unrealized depreciation of $22,021,407 at December 31, 2013, to accumulated net unrealized depreciation of $13,989,453 at September 30, 2014.

During the nine months ended September 30, 2015, net unrealized depreciation on our venture capital investments increased by $21,119,183, from net unrealized depreciation of $22,606,475 at December 31, 2014, to net unrealized depreciation of $43,725,658 at September 30, 2015, owing to write-downs in the valuations of the following portfolio company investments:

Investment	Amount of Write-Down

Adesto Technologies Corporation	7,473,744
Produced Water Absorbents, Inc.	6,079,455
Enumeral Biomedical Corp.	4,939,054
Nanosys, Inc.	3,039,996
Metabolon, Inc.	972,162
Bridgelux, Inc.	751,346
Ensemble Therapeutics Corporation	679,948
HZO, Inc.	414,288
Cambrios Technologies Corporation	281,101
Magic Leap, Inc.	14,927
Ultora, Inc.	7,525
NanoTerra, Inc.	2,663

The write-downs for the nine months ended September 30, 2015, were partially offset by write-ups in the valuations of the following portfolio company investments:

Investment	Amount of Write-Ups

AgBiome, LLC	2,016,636
OpGen, Inc.	927,975
Black Silicon Holdings, Inc.	521,649
Champions Oncology, Inc.	336,607
NGX Bio, Inc.	279,008
Mersana Therapeutics, Inc.	230,422
Accelerator IV – New York Corporation	164,385
SynGlyco, Inc.	98,700
Senova Systems, Inc.	52,135
D-Wave Systems, Inc.	41,182
EchoPixel, Inc.	36,329
ABSMaterials, Inc.	7,245
ORIG3N, Inc.	5,938

We had an increase in unrealized depreciation of $1,909,935 on our investment in Nantero, Inc., owing to a realized gain on the sale of its securities.

We had an increase in unrealized depreciation of $1,116,758 on our investment in D-Wave Systems, Inc., owing to foreign currency translation.

We had an increase in unrealized depreciation of $10,840 on our investment in Solazyme, Inc., owing to a realized gain on the sale of its securities.

We had an increase in unrealized depreciation of $7,870 on our investment in GEO Semiconductor, Inc., owing to a realized gain on the sale of certain warrants.

We had a decrease in unrealized depreciation of $1,229,623 on the rights to milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc.

We had a decrease in unrealized depreciation of $634,595 on the rights to milestone payments from Canon, Inc.’s acquisition of Molecular Imprints, Inc.

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

The write-ups for the nine months ended September 30, 2014, were offset by write-downs in the valuations of the following portfolio company investments:

Investment	Amount of Write-Down

SiOnyx, Inc.	$5,016,061
Cambrios Technologies Corporation	2,813,384
Ensemble Therapeutics Corporation	1,440,683
Champions Oncology, Inc.	1,430,566
Cobalt Technologies, Inc.	901,558
Nantero, Inc.	417,046
Metabolon, Inc.	339,764
Senova Systems, Inc.	335,822
Ultora, Inc.	293,684
Nanosys, Inc.	207,508
HzO, Inc.	199,327

(Cont'd)

Investment	Amount of Write-Down

Laser Light Engines, Inc.	195,806
ABSMaterials, Inc.	183,365
AgBiome, LLC	94,086
OHSO Clean, Inc.	44,043
NanoTerra, Inc.	28,923

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

Financial Condition

September 30, 2015

At September 30, 2015, our total assets and net assets were $94,158,008 and $86,974,196, respectively. At December 31, 2014, our total assets and net assets were $112,094,861 and $109,654,427, respectively.

At September 30, 2015, our net asset value per share was $2.80, as compared with $3.51 at December 31, 2014. At September 30, 2015, and December 31, 2014, our shares outstanding were 31,022,866 and 31,280,843, respectively.

Significant developments in the nine months ended September 30, 2015, included a decrease in the holdings of our venture capital investments of $18,298,976 and an increase in our cash of $678,705. The decrease in our venture capital investments from $89,764,840 at December 31, 2014, to $71,465,864 at September 30, 2015, resulted primarily from a decrease in value of $3,433,338 owing to the sale of our investment in Nantero, Inc., a decrease in value of $928,884 owing to the sale of our investment in Molecular Imprints, Inc., a decrease in value of $161,286 owing to the reorganization of the corporate structure of SiOnyx, Inc., to become a subsidiary of Black Silicon Holdings, Inc., a decrease in value of $129,000 owing to the sale of our investment in Solazyme, Inc., and a decrease in the net value of our venture capital investments held of $21,109,039, offset by new and follow-on investments of $7,462,571. The increase in our cash from $20,748,314 at December 31, 2014, to $21,427,019 at September 30, 2015, is primarily owing to proceeds of $2,429,202 from the repayment of certain bridge notes in Black Silicon Holdings, proceeds of $4,828,052 on the sale of our investment in Nantero, proceeds of $705,794 on the sale of our investment in Molecular Imprints, proceeds of $103,310 on the sale of certain warrants of GEO Semiconductor, Inc., proceeds of $567,500 from the repayment of the senior secured debt of SynGlyco, Inc., net proceeds of $170,662 on the sale of our remaining 50,000 shares of Solazyme and a drawdown of $5,000,000 from the Loan Facility, offset by new and follow-on venture capital investments totaling $7,462,571, the payment of cash for operating expenses of $5,352,774 and the purchase of treasury shares totaling $737,662.

The following table is a summary of additions to our portfolio of venture capital investments made during the nine months ended September 30, 2015:

New Investments	Amount of Investment

ORIG3N, Inc.	$250,000
Phylagen, Inc.	200,000

Follow-On Investments	Amount of Investment

OpGen, Inc.	$1,155,000
Senova Systems, Inc.	600,000
AgBiome, LLC.	500,006
HZO, Inc.	500,003
Produced Water Absorbents, Inc.	500,000
Produced Water Absorbents, Inc.	484,203
NGX Bio, Inc.	300,001
Metabolon, Inc.	299,999
Produced Water Absorbents, Inc.	250,000
Produced Water Absorbents, Inc.	250,000
Produced Water Absorbents, Inc.	250,000
ORIG3N, Inc.	250,000
Accelerator IV-New York Corporation	262,215
OpGen, Inc.	208,035
TARA Biosystems, Inc.	200,000
NGX Bio, Inc.	199,999
Nantero, Inc.	195,303
SiOnyx, Inc.	117,653
Mersana Therapeutics, Inc.	104,521
SiOnyx, Inc.	103,500
OpGen, Inc.	100,000
SiOnyx, Inc.	89,608
ProMuc, Inc.	75,000
Phylagen, Inc.	10,000
Ultora, Inc.	7,525

Total	$7,462,571

The following table summarizes the value of our portfolio of venture capital investments as compared with its cost at September 30, 2015, and December 31, 2014:

	September 30, 2015	December 31, 2014

Venture capital investments, at cost	$115,191,522	$112,371,315
Net unrealized (depreciation)	(43,725,658)	(22,606,475)
Venture capital investments, at value	$71,465,864	$89,764,840

Cash Flow

Net cash used in operating activities for the nine months ended September 30, 2015, was $3,529,183, primarily reflecting the purchase of venture capital investments of $7,462,571 and the payment of operating expenses, offset by proceeds from the sale of investments and repayment of principal of $8,966,871.

Net cash used in investing activities for the nine months ended September 30, 2015, was $6,806, primarily reflecting the purchase of fixed assets.

Net cash provided by financing activities for the nine months ended September 30, 2015, was $4,214,694, primarily reflecting a partial drawdown from the Loan Facility, offset by the purchase of treasury stock and the net settlement of restricted stock.

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

We fund our day-to-day operations using interest earned and proceeds from our cash holdings and interest earned from our venture debt securities. We believe the increase or decrease in the value of our venture capital investments does not materially affect the day-to-day operations of the Company or our daily liquidity. As of September 30, 2015, and December 31, 2014, we had no investments in money market mutual funds.

Our Loan Facility may be used to fund our investments and not for the payment of day-to-day operating expenses. As of September 30, 2015, we had $5,000,000 in debt outstanding. We have not issued any debt securities, and, therefore, are not subject to credit agency downgrades.

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

At September 30, 2015, and December 31, 2014, our total primary liquidity was $21,444,834 and $20,978,792, respectively. Our primary liquidity is principally comprised of our cash and certain receivables. The increase in our primary liquidity from December 31, 2014, to September 30, 2015, is primarily owing to proceeds of $2,429,202 from the repayment of certain bridge notes in Black Silicon Holdings, Inc., proceeds of $4,828,052 on the sale of our investment in Nantero, proceeds of $705,794 on the sale of our investment in Molecular Imprints, proceeds of $103,310 on the sale of certain warrants of GEO Semiconductor, Inc., proceeds of $567,500 from the repayment of the senior secured debt of SynGlyco, Inc., net proceeds of $170,662 on the sale of our remaining 50,000 shares of Solazyme and a drawdown of $5,000,000 from the Loan Facility, offset by new and follow-on venture capital investments totaling $7,462,571, the payment of cash for operating expenses of $5,352,774 and the purchase of treasury shares totaling $737,662.

At September 30, 2015, and December 31, 2014, our secondary liquidity was $8,377,239 and $8,641,873, respectively. Secondary liquidity does not include the value of warrants or options we hold in Champions Oncology, Inc., Enumeral Biomedical Holdings, Inc., and OpGen, Inc. Our secondary liquidity consists of our publicly traded securities. Although these companies are publicly traded, their stock may not trade at high volumes and prices can be volatile, which may restrict our ability to sell our positions at any given time. We may also be restricted for a period of time in selling our positions in these companies due to our shares being unregistered. As of September 30, 2015, our publicly traded securities of Enumeral Biomedical Holdings and OpGen, Inc., were restricted from sale. On October 27, 2015, Adesto Technologies Corporation completed an IPO. The shares of Adesto will add to our secondary liquidity in the fourth quarter of 2015.

As of September 30, 2015, we have $5,000,000 in debt outstanding.

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

Except for a rights offering, we are generally not able to issue and sell our common stock at a price below our net asset value per share, exclusive of any distributing commission or discount, without shareholder approval. As of September 30, 2015, our net asset value per share was $2.80 per share and our closing market price was $2.14 per share. We do not currently have shareholder approval to issue or sell shares below our net asset value per share.

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

At September 30, 2015, and December 31, 2014, the Company had $5,000,000 and $0, respectively, in debt outstanding. The remaining capacity under the Loan Facility was $15,000,000 at September 30, 2015.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows:

Payments Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Multi-Draw Loan Facility(1)	$5,000,000	$0	$5,000,000	$0	$0
Operating leases	1,264,899	285,934	593,491	385,474	0
Total	$6,264,899	$285,934	$5,593,491	$385,474	$0

(1)As of September 30, 2015, we had $15,000,000 of unused borrowing capacity under our Loan Facility.

On July 21, 2014, the Company made an investment in Accelerator IV-New York Corporation ("Accelerator") for a 9.6 percent interest in the company. This investment was diluted to 9.0 percent through follow-on financings by Accelerator in which the Company did not participate. Accelerator will be identifying emerging biotechnology companies for the Company to invest in directly over a five-year period. If the Company defaults on these commitments, the other investors may purchase the Company's shares of Accelerator for $0.001 per share. In the event of default, the Company would still be required to contribute the remaining operating commitment.

The Company's aggregate operating and investment commitments in Accelerator amounted to $666,667 and $3,333,333, respectively. During the nine months ended September 30, 2015, $262,215 in capital was called, all of which related to the operating commitment. As of September 30, 2015, the Company had remaining unfunded commitments of $188,440 and $3,333,333, or approximately 28.3 percent and 100 percent, of the total operating and investment commitments, respectively. The withdrawal of contributed capital is not permitted. The transfer or assignment of capital is subject to approval by Accelerator.

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

Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments" for additional information. As of September 30, 2015, our financial statements include venture capital investments fair valued at $64,465,395, and equity method valued at $228,379, the values of which were determined in good faith by, or under the direction of, the Board of Directors. As of September 30, 2015, approximately 74 percent of our net assets represent investments in portfolio companies valued by the Board of Directors.

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

Historically, difficult venture capital environments have resulted in companies not receiving financing and being subsequently closed down with a loss of investment to venture investors, and other companies receiving financing but at significantly lower valuations than the preceding rounds, leading to very deep dilution for those who do not participate in the new rounds of investment. Our best estimate of this non-performance risk has been quantified and included in the valuation of our portfolio companies as of September 30, 2015.

All investments recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels related to the amount of subjectivity associated with the inputs to fair valuation of these assets are as discussed above.

As of September 30, 2015, approximately 88 percent of our portfolio company investments were classified as Level 3 in the hierarchy, indicating a high level of judgment required in their valuation.

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

Recent Developments - Portfolio Companies

On October 1, 2015, the Company received proceeds of $795,567 upon the achievement of the first milestone associated with the sale of Molecular Imprints, Inc., to Canon, Inc.

On October 27, 2015, Adesto Technologies Corporation completed an IPO priced at $5.00 per share, trading on the NASDAQ Capital Market under the symbol "IOTS." The Company invested $1,000,000 in the offering. On November 6, 2015, the closing price of Adesto's shares of common stock was 5.41.

On October 30, 2015, the Company made a $250,000 follow-on investment in Produced Water Absorbents, Inc., a privately held portfolio company.

On November 3, 2015, the initial U.S. sales milestone associated with Amgen, Inc.’s acquisition of BioVex Group, Inc., was achieved. The Company will receive proceeds of $2,070,955 related to this achievement on or before December 18, 2015.

Recent Developments - Other

During October of 2015, the Company repurchased an additional 119,365 shares of its stock at an average price of $2.20 inclusive of commissions. There is a maximum of $1,500,003 available for future program purchases.

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

Foreign Currency Risk

Most of our investments are denominated in U.S. dollars. We currently have one investment denominated in Canadian dollars. We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates. The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates is $459,027 at September 30, 2015.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the 1934 Act). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures. As of September 30, 2015, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the third quarter of 2015 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of September 30, 2015, we believe that the following updates should be considered to the risk factors previously disclosed in response to “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Approximately 47.2 percent of the net asset value attributable to our equity-focused venture capital investment portfolio, or 35.9 percent of our net asset value, as of September 30, 2015, is concentrated in Metabolon, Inc., Adesto Technologies Corporation, D-Wave Systems, Inc., and HZO, Inc.

At September 30, 2015, we valued our investment in Metabolon, which had a historical cost to us of $7,231,212, at $9,730,610, our investment in Adesto, which had a historical cost to us of $10,482,417, at $7,349,579, our investment in D-Wave, which had a historical cost to us of $5,689,311, at $7,161,080, and our investment in HZO, which had a historical cost to us of $8,876,508, at $7,003,646, which collectively represent 47.2 percent of the net asset value attributable to our equity-focused venture capital investment portfolio, excluding our rights to potential future milestone payments from the sale of BioVex to Amgen, or 35.9 percent of our net asset value.

Any downturn in the business outlook and/or substantial changes in the funding requirements of Adesto, Metabolon, D-Wave or HZO could have a significant effect on the value of our current investments in those companies, and the overall value of our portfolio, and could have a significant adverse effect on the value of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

We did not engage in unregistered sales of equity securities during the nine months ended September 30, 2015.

Issuer Purchases of Equity Securities

On August 6, 2015, our Board of Directors authorized a repurchase of up $2.5 million of the Company’s common stock in the open market within a six-month period. Under the repurchase program, we may, but we are not obligated to, repurchase our outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. During the quarter ended September 30, 2015, we repurchased 298,819 shares at an average price of approximately $2.47 per share, inclusive of commissions. This represents a discount of approximately 12.1 percent of the net asset value per share at September 30, 2015. The total dollar amount of shares repurchased in this period is $737,662, leaving a maximum of $1,762,338 available for future program purchases.

The following table discloses on a monthly basis for the quarter ended September 30, 2015, the total number of shares repurchased (including the total number of shares repurchased under this program), the average price paid per share, and the maximum number of shares (or approximate dollar value) of shares that may yet be repurchased under the program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
August 21- 31, 2015	88,875	$2.54	88,875	$2,274,557
September 1-30, 2015	209,944	2.44	298,819	1,762,338

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

Harris & Harris Group, Inc.

/s/	Douglas W. Jamison
By:	Douglas W. Jamison
Chief Executive Officer

/s/	Patricia N. Egan
By:	Patricia N. Egan
Chief Financial Officer

Date: November 9, 2015

EXHIBIT INDEX

Exhibit No.	Description

31.01	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Schedule 12-14

HARRIS & HARRIS GROUP, INC.

INVESTMENTS IN AND ADVANCES TO AFFILIATES

Name of Issuer	Title of Issue or Nature of Indebtedness(A)	Amount of Dividends or Interest Credited to Income (B)	Value as of December 31, 2014	Gross Additions (C)	Gross Reductions (D)	Value as of September 30, 2015

MAJORITY OWNED CONTROLLED INVESTMENTS:

Black Silicon Holdings, Inc.	Series A Convertible Preferred Stock	$0	$0	$0	$0	$0

	Series A-1 Convertible Preferred Stock	0	0	0	0	0

	Series A-2 Convertible Preferred Stock	0	0	0	0	0

	Series B-1 Convertible Preferred Stock	0	0	0	0	0

	Series C Convertible Preferred Stock	0	0	0	0	0

	Secured Convertible Bridge Notes	94,687	161,285	157,453	0	318,738

NGX Bio, Inc.	Series Seed Convertible Preferred Stock	$0	$506,159	$79,055	$0	$585,214

	Series A Convertible Preferred Stock	0	0	504,882	0	504,882

	Warrants for Series Seed Preferred Stock	0	0	195,070	0	195,070

ProMuc, Inc.	Common Stock	$0	$1	$0	$0	$1

	Secured Convertible Bridge Note	27,863	482,164	102,863	0	585,027

SynGlyco, Inc.	Common Stock	$0	$0	$0	$0	$0

	Series A' Convertible Preferred Stock	0	0	123,460	0	123,460

	Senior Secured Debt	113,232	820,119	0	(820,119)	0

	Secured Convertible Bridge Notes	44,572	376,983	415,830	0	792,813

TARA Biosystems, Inc.	Common Stock	$0	$20	$0	$0	$20

	Secured Convertible Bridge Notes	24,133	308,811	224,133	0	532,944

Total Majority Owned Controlled Investments		$304,487	$2,655,542	$1,802,746	$(820,119)	$3,638,169

i

Name of Issuer	Title of Issue or Nature of Indebtedness(A)	Amount of Dividends or Interest Credited to Income (B)	Value as of December 31, 2014	Gross Additions (C)	Gross Reductions (D)	Value as of September 30, 2015

OTHER CONTROLLED INVESTMENTS:

Senova Systems, Inc.	Series B Convertible Preferred Stock	$0	$403,123	$61,898	$0	$465,021

	Series B-1 Convertible Preferred Stock	0	899,187	0	(19,188)	879,999

	Series C Convertible Preferred Stock	0	609,349	600,740	0	1,210,089

	Warrants for Series B Preferred Stock	0	56,563	8,685	0	65,248

Total Other Controlled Investments		$0	$1,968,222	$671,323	$(19,188)	$2,620,357

AFFILIATE INVESTMENTS:

ABSMaterials, Inc.	Series A Convertible Preferred Stock	$0	$291,875	$14,904	$0	$306,779

	Series B Convertible Preferred Stock	0	1,255,717	0	(7,659)	1,248,058

Adesto Technologies Corporation	Series A Convertible Preferred Stock	$0	$1,652,609	$0	$(723,714)	$928,895

	Series B Convertible Preferred Stock	0	1,527,457	0	(683,007)	844,450

	Series C Convertible Preferred Stock	0	632,526	0	(331,456)	301,070

	Series D Convertible Preferred Stock	0	612,462	0	(397,540)	214,922

	Series D-1 Convertible Preferred Stock	0	356,159	0	(216,035)	140,124

	Series E Convertible Preferred Stock	0	10,042,110	0	(5,121,992)	4,920,118

AgBiome, LLC	Series A-1 Convertible Preferred Stock	$0	$2,406,210	$1,629,344	$0	$4,035,554

	Series A-2 Convertible Preferred Stock	0	583,494	312,965	0	896,459

	Series B Convertible Preferred Stock	0	0	574,333	0	574,333

D-Wave Systems, Inc.	Series 1 Class B Convertible Preferred Stock	$0	$1,766,715	$0	$(231,041)	$1,535,674

	Series 1 Class C Convertible Preferred Stock	0	699,457	0	(91,008)	608,449

Name of Issuer	Title of Issue or Nature of Indebtedness(A)	Amount of Dividends or Interest Credited to Income (B)	Value as of December 31, 2014	Gross Additions (C)	Gross Reductions (D)	Value as of September 30, 2015

D-Wave Systems, Inc. (Cont'd)	Series 1 Class D Convertible Preferred Stock	$0	$1,327,843	$0	$(172,768)	$1,155,075

	Series 1 Class E Convertible Preferred Stock	0	435,260	0	(54,888)	380,372

	Series 1 Class F Convertible Preferred Stock	0	418,193	0	(52,736)	365,457

	Series 1 Class H Convertible Preferred Stock	0	870,998	0	(112,833)	758,165

	Series 2 Class D Convertible Preferred Stock	0	1,053,205	0	(137,034)	916,171

	Series 2 Class E Convertible Preferred Stock	0	839,844	0	(104,986)	734,858

	Series 2 Class F Convertible Preferred Stock	0	806,909	0	(100,869)	706,040

	Warrants for Common Stock	0	116,830	0	(116,011)	819

EchoPixel, Inc.	Series Seed Convertible Preferred Stock	$0	$1,312,425	$36,329	$0	$1,348,754

Ensemble Therapeutics Corporation	Series B Convertible Preferred Stock	$0	$1,060,023	$0	$(307,600)	$752,423

	Series B-1 Convertible Preferred Stock	0	1,833,862	0	(372,348)	1,461,514

HZO, Inc.	Common Stock	$0	$322,832	$0	$(4,563)	$318,269

	Series I Convertible Preferred Stock	0	4,482,097	0	(300,190)	4,181,907

	Series II Convertible Preferred Stock	0	2,113,002	500,003	(109,535)	2,503,470

Laser Light Engines, Inc.	Series A Convertible Preferred Stock	$0	$0	$0	$0	$0

	Series B Convertible Preferred Stock	0	0	0	0	0

	Convertible Bridge Notes(E)	0	0	0	0	0

Name of Issuer	Title of Issue or Nature of Indebtedness(A)	Amount of Dividends or Interest Credited to Income (B)	Value as of December 31, 2014	Gross Additions (C)	Gross Reductions (D)	Value as of September 30, 2015

Metabolon, Inc.	Series B Convertible Preferred Stock	$0	$2,781,374	$0	$(186,932)	$2,594,442

	Series B-1 Convertible Preferred Stock	0	1,158,654	0	(76,577)	1,082,077

	Series C Convertible Preferred Stock	0	2,535,525	0	(174,720)	2,360,805

	Series D Convertible Preferred Stock	0	2,179,624	0	(189,170)	1,990,454

	Series E-1 Convertible Preferred Stock	0	1,556,847	0	(154,249)	1,402,598

	Series E-2 Convertible Preferred Stock	0	0	300,234	0	300,234

	Warrants for Series B-1 Preferred Stock	0	484,535	0	(484,535)	0

ORIG3N, Inc.	Series I Convertible Preferred Stock	$0	$0	$505,938	$0	$505,938

Produced Water Absorbents, Inc.	Series A Convertible Preferred Stock	$0	$300,215	$0	$(297,511)	$2,704

	Series B Convertible Preferred Stock	0	2,188,272	0	(1,824,155)	364,117

	Series B-2 Convertible Preferred Stock	0	1,579,844	0	(1,316,966)	262,878

	Series B-3 Convertible Preferred Stock	0	1,430,677	0	(1,192,620)	238,057

	Series C Convertible Preferred Stock	0	755,130	0	(633,380)	121,750

	Series D Convertible Preferred Stock	0	0	984,203	(744,521)	239,682

	Warrants for Series B-2 Convertible Preferred Stock	0	44,014	0	(42,875)	1,139

	Subordinated Secured Non- Convertible Debt	105,163	979,450	0	(11,400)	968,050

	Secured Convertible Bridge Note	16,521	0	766,521	0	766,521

Ultora, Inc.	Series A Convertible Preferred Stock	$0	$0	$0	$0	$0

	Series B Convertible Preferred Stock	0	0	0	0	0

	Unsecured Bridge Notes(E)	0	0	7,525	(7,525)	0

Total Affiliate Investments		$121,684	$56,794,275	$5,632,299	$(17,086,949)	$45,339,625

(A)	Common stock, warrants, options, membership units and, in some cases, preferred stock are generally non-income producing and restricted. The principal amount of debt and the number of shares of common and preferred stock and number of membership units are shown in the accompanying Consolidated Schedules of Investments as of September 30, 2015, and December 31, 2014.

(B)	Represents the total amount of interest or dividends and yield-enhancing fees on debt securities credited to income for the portion of the year an investment was a control or affiliate investment, as appropriate. Amounts credited to preferred or common stock represent accrued bridge note interest related to conversions that occurred during 2015.

(C)	Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees. Gross additions also include net increases in unrealized appreciation or decreases in unrealized depreciation.

(D)	Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs. Gross reductions also include net increases in unrealized depreciation or decreases in unrealized appreciation.

(E)	Debt security is on non-accrual status and, therefore, is considered non-income producing during the nine months ended September 30, 2015.

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